Form 10-Q
period 1993-12-31
ATMOS ENERGY CORP
filed 1994-02-14
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549
                            FORM 10-Q


(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1993

                     OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 1-10042


                     ATMOS ENERGY CORPORATION
      (Exact name of registrant as specified in its charter)



             TEXAS                               75-1743247
(State or other jurisdiction of                (IRS Employer
incorporation or organization)               Identification No.)

1800 Three Lincoln Centre
5430 LBJ Freeway, Dallas, Texas                     75240
(Address of principal executive offices)         (Zip Code)


                         (214) 934-9227
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  . No     .

Number of shares outstanding of each of the issuer's classes of common stock, as of January 28, 1994.

                 Class                        Shares Outstanding
                 -----                        ------------------
             No Par Value                         10,149,467

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                     ATMOS ENERGY CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)

                                      December 31,  September 30,
                                         1993           1993
                                      ------------  -------------
ASSETS                                 (Unaudited)
Property, plant and equipment            $514,024       $501,512
Less accumulated depreciation and
  amortization                            208,405        202,237
                                         --------       --------
  Net property, plant and equipment       305,619        299,275
Current assets
  Cash and cash equivalents                 2,065          2,286
  Accounts receivable, net                 76,111         29,200
  Inventories                               6,005          6,064
  Gas stored underground                   12,967         17,603
  Other current assets                      3,105          4,240
                                         --------       --------
    Total current assets                  100,253         59,393
Deferred charges and other assets          34,938         32,950
                                         --------       --------
                                         $440,810       $391,618
                                         ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
  Common stock outstanding: 10,149,467
    shares at 12/31/93 and 9,912,601
    shares at 9/30/93                    $     51       $     50
  Additional paid-in capital              101,188         94,303
  Retained earnings                        49,494         45,076
                                         --------       --------
    Total shareholders' equity            150,733        139,429
Long-term debt                             98,303        105,853
                                         --------       --------
    Total capitalization                  249,036        245,282
Current liabilities
  Current maturities of long-term debt      7,550          6,300
  Notes payable to banks                   51,600         35,700
  Accounts payable                         51,013         27,803
  Taxes payable                             7,431          3,797
  Customers' deposits                       8,259          7,862
  Other current liabilities                 6,446          6,455
                                         --------       --------
    Total current liabilities             132,299         87,917
Deferred income taxes                      30,086         32,614
Deferred credits and other liabilities     29,389         25,805
                                         --------       --------
                                         $440,810       $391,618
                                         ========       ========
See accompanying notes to consolidated financial statements.

                    ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (In thousands, except per share data)


                               Three months ended        Twelve months ended
                                   December 31,              December 31,
                               ------------------        -------------------
                                  1993      1992            1993       1992
                               --------  --------        --------   --------
Operating revenues             $145,501  $130,700        $474,443   $408,996
Purchased gas cost               97,080    88,062         305,549    263,042
                               --------  --------        --------   --------
  Gross profit                   48,421    42,638         168,894    145,954

Operating expenses
  Operation                      23,399    19,386          86,197     77,472
  Maintenance                     1,530     1,417           6,448      5,645
  Depreciation and amortization   4,667     4,484          17,616     17,258
  Taxes, other than income        4,537     4,332          17,011     16,258
  Income taxes                    3,986     3,289          10,771      5,541
                               --------  --------        --------   --------
    Total operating expenses     38,119    32,908         138,043    122,174
                               --------  --------        --------   --------
Operating income                 10,302     9,730          30,851     23,780

Other income                         88       579              74      1,585

Interest charges, net             3,302     3,544          13,057     13,720
                               --------  --------        --------   --------

Net income                     $  7,088  $  6,765        $ 17,868   $ 11,645
                               ========  ========        ========   ========

Net income per share           $    .71  $    .72        $   1.84   $   1.26
                               ========  ========        ========   ========

Cash dividends per share
 (See Note 2)                  $    .33  $    .32        $   1.29   $   1.25
                               ========  ========        ========   ========

Average shares outstanding       10,032     9,367           9,726      9,253
                               ========  ========        ========   ========










See accompanying notes to consolidated financial statements.

                       ATMOS ENERGY CORPORATION
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (In thousands)

                                           Three months ended
                                               December 31,
                                              1993         1992
                                           --------     --------
Cash Flows From Operating Activities
  Net income                               $  7,088     $  6,765
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
    Depreciation and amortization
      Charged to depreciation and
        amortization                          4,667        4,484
      Charged to other accounts                 935        1,058
    Deferred income taxes                    (2,528)      (1,384)
    Other                                       202          129
                                           --------     --------
                                             10,364       11,052
    Net change in operating assets and
      liabilities                           (12,455)     (17,286)
                                           --------     --------
    Net cash used by operating activities    (2,091)      (6,234)

Cash Flows From Investing Activities
  Retirements of property, plant and
    equipment                                   109          (13)
  Capital expenditures                      (12,055)      (9,568)
                                           --------     --------
    Net cash used in investing activities   (11,946)      (9,581)

Cash Flows From Financing Activities
  Net increase in notes payable to banks     15,900       22,184
  Cash dividends and distributions paid      (2,670)      (2,257)
  Repayment of long-term debt                (6,300)      (4,800)
  Issuance of common stock                    6,886        2,121
                                           --------     --------
    Net cash provided by financing
      activities                             13,816       17,248
                                           --------     --------
Net increase (decrease) in cash and cash
  equivalents                                  (221)       1,433
Cash and cash equivalents at beginning
  of period                                   2,286        3,144
                                           --------     --------
Cash and cash equivalents at end
  of period                                $  2,065     $  4,577
                                           ========     ========
See accompanying notes to consolidated financial statements.

                    ATMOS ENERGY CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        December 31, 1993


1.  Unaudited interim financial information
In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other factors, the results of operations for the three month period ended December 31, 1993 are not indicative of expected results of operations for the year ending September 30, 1994. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements in the 1993 annual report to shareholders of Atmos Energy Corporation ("Atmos" or the "Company").

Deferred charges and other assets - Deferred charges and other assets at December 31, 1993 and September 30, 1993 include assets of the Company's qualified defined benefit retirement plans in excess of the plans' recorded obligations in the amounts of $13,036,000 and $13,289,000, respectively, and Company assets related to the Company's nonqualified retirement plans at December 31, 1993 and September 30, 1993 of $13,253,000 and $12,758,000, respectively.

Common stock - As of December 31, 1993, the Company had 50,000,000 shares of common stock, no par value (stated at $.005 per share), authorized. During the three months ended December 31, 1993, 2,566,196 shares were issued, including 2,329,330 shares in connection with the merger with Greeley Gas Company discussed below.

Reclassifications - Certain prior period balances have been reclassified to be consistent between Atmos and Greeley (see Note
2) and to make prior period classifications consistent with the 1994 presentation.

2.  Business Combination

On December 22, 1993, Atmos acquired by means of a merger all of the assets and liabilities of Greeley Gas Company ("Greeley") in accordance with the terms and provisions of an Agreement and Plan of Reorganization dated July 2, 1993. All the shares of Greeley's common stock were exchanged for a total of 2,329,330 shares of Atmos common stock.

Greeley was a privately owned natural gas utility and is engaged in the distribution and sale of natural gas to residential, commercial, industrial, agricultural, and other customers throughout Colorado, Kansas, and a small portion of Missouri.

This transaction was accounted for as a pooling of interests; therefore, prior financial statements have been restated to reflect this merger. Greeley prepared its financial statements on a December 31 fiscal year end. Greeley's fiscal year has been changed to September 30 to conform to the Company's year end.
The restated consolidated statements of income and cash flows presented herein for the three-month and twelve-month periods ended December 31, 1993 and 1992 include Greeley's operating results for the full period presented. Results of operations for the previously separate enterprises for the three months ended December 31, 1993 and 1992 are summarized as follows:

                                  Three months ended December 31,
                                        1993            1992
                                    ----------       ----------
                                           (In thousands)
Operating revenue:
  Atmos                              $  119,223      $  112,377
  Greeley                                26,278          18,323
                                     ----------      ----------
                                     $  145,501      $  130,700
                                     ==========      ==========
Net income:
  Atmos                              $    5,458      $    5,815
  Greeley                                 1,630             950
                                     ----------      ----------
                                     $    7,088      $    6,765
                                     ==========      ==========


Operating revenue and net income included in the Company's consolidated statements of income for the twelve months ended
December 31, 1993 and 1992 are as follows:

                                 Twelve months ended December 31,
                                        1993            1992
                                    ----------       ----------
                                           (In thousands)
Operating revenue:
  Atmos                              $  395,342      $  345,760
  Greeley                                79,101          63,236
                                     ----------      ----------
                                     $  474,443      $  408,996
                                     ==========      ==========
Net income:
  Atmos                              $   14,422      $   11,110
  Greeley                                 3,446             535
                                     ----------      ----------
                                     $   17,868      $   11,645
                                     ==========      ==========

The dividends per share presentation on the consolidated state-ment of income reflects historical Atmos dividends per share and has not been restated under the pooling of interests method of accounting for the merger. The historical and restated cash dividends and distributions per share of Atmos are as follows:

                          Three months ended  Twelve months ended
                             December 31,         December 31,
                          ------------------  -------------------
                             1993      1992     1993       1992
                          --------  --------  --------   --------
Historical Atmos cash
  dividends per share         $.33      $.32    $1.29      $1.25
Restated cash dividends and
  distributions per share,
  including Greeley           $.27      $.24    $1.04      $ .98

3.  Accounting for income taxes
Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") and, as permitted under the new rules, prior years' financial statements have not been restated. A regulatory liability reflecting the expected future rate treat-ment of approximately $2,673,000 in deferred tax deductions has been recorded in accordance with SFAS No. 109. It primarily represents the impact of adjusting deferred taxes to reflect the decrease in the federal tax rate from 46% to 35%. The effect of applying the new standard in the first quarter of fiscal 1994 had no significant effect on net income.

This standard changes the Company's method of accounting for income taxes from the deferred method (APB 11) to the liability method. Previously the Company deferred the past tax effects of timing differences between financial reporting and taxable income. Under the liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that give rise to significant components of the deferred tax liabilities and deferred tax assets at the date of adoption of SFAS No. 109 are presented below (in thousands):

Temporary differences resulting in deferred tax liabilities:

                                          Current    Non-current      Total
                                         ----------  -----------   -----------
  Tax and book basis of utility plant    $        -  $    31,949   $    31,949
  Prepaid pensions                                -        5,134         5,134
  Other, net                                    251          314           565
                                         ----------  -----------   -----------
Total deferred tax liabilities                  251       37,397        37,648

Temporary differences resulting in deferred tax assets:

                                          Current    Non-current      Total
                                         ----------  -----------   -----------
  Allowance for bad debts                $      338   $        -   $      338
  Other current, net                            233            -          233
  Restricted stock                                -          295          295
  Book expenses capitalized for tax               -          744          744
  Nondeductible accruals                        245          444          689
  Customer advances                               -        2,128        2,128
  Nonqualified benefit plans                      -        2,740        2,740
  Accrued rent                                    -          541          541
                                         ----------   ----------   ----------
Total deferred tax assets                       816        6,892        7,708
                                         ----------   ----------   ----------
Net deferred tax liabilities             $     (565)  $   30,505   $   29,940
                                         ==========   ==========   ==========
SFAS No. 109 deferred accounts for
  rate regulated entities (included
  in other deferred credits):
    Liabilities                                                    $    2,673
                                                                   ==========
4.  Other Postretirement Benefits

Effective October 1, 1993, the Company adopted Financial Accounting Standards No. 106 ("SFAS"), the "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 focuses principally on postretirement health care benefits and will significantly change the current practice of accounting for postretirement benefits on a pay-as-you-go basis by requiring accrual of such benefit costs on an actuarial basis over the active service period of employees to the date of full eligibility for such benefits. The Company is amortizing on a straight line basis the initial transition obligation of $33,354,000 over 20 years. The effect of adopting the new rules increased first quarter net periodic postretirement benefit cost by $663,000 and decreased net income for the period by $424,000.

Atmos sponsors two defined benefit postretirement plans. One plan provides medical, dental, vision and life insurance benefits to retired employees of Greeley Gas Company. The other offers medical benefits to all other Atmos employees. Both the plan participant and the participant's spouse are required to contribute under both plans. Neither plan is funded. The Company anticipates establishing a funding policy regarding the amounts and timing of possible contributions in fiscal 1994. The amount of funding will ultimately depend upon the ratemaking treatment allowed in the Company's various rate jurisdictions. Substantially all of the Company's employees may become eligible for these benefits if they reach retirement age while working for the
Company and attain 10 consecutive years of service.

The components of net periodic postretirement benefit cost for the three-month period ended December 31, 1993 are as follows (in thousands):

Service cost                                      $    454
Interest cost                                          567
Amortization of transition obligation                  417
                                                  --------
                                                  $  1,438
                                                  ========

The following is a reconciliation of the funded status of the plans to the net postretirement benefits liability on the balance sheet as of December 31, 1993 (in thousands):

Accumulated postretirement benefit obligation
  Retirees                                        $(18,237)
  Fully eligible employees                          (8,596)
  Other employees                                   (6,521)
                                                  --------
                                                  $(33,354)
                                                  ========
Accumulated postretirement benefit obligation
  in excess of plan assets                        $(33,354)

Unrecognized transition obligation                  32,937
                                                  --------
Accrued postretirement benefits liability         $   (417)
                                                  ========


The assumed health care cost trend rate used to estimate the cost of postretirement benefits was 10.5% for the 1993-1994 year and is assumed to decrease gradually to 5.0% for 1999-2000 and remain at that level thereafter. Similarly, the dental trend rate is 8.0% for the 1993-1994 year and gradually decreases to 5.0% for 1999-2000 and remains level thereafter. The trend for vision benefits is assumed to remain level for all years at 4.5%. The effect of a 1% increase in the assumed health care cost trend rate for each future year is $410,000 on the annual aggregate of the service and interest cost components of net periodic postretirement benefit costs and $2,793,000 on the accumulated postretirement benefit obligation as of September 30, 1993. Other assumptions used in postretirement benefit accounting are as follows:

Discount rate - rate at which liabilities
  could be settled                                     7.0%
Rate of increase in compensation levels                5.0

The Company is currently allowed to recover other postretirement benefit ("OPEB") costs through its regulated rates on a pay-as-you-go basis in a majority of its service areas. It is allowed to recover OPEB costs in its remaining service areas under SFAS No. 106 accrual accounting. The rate recovery of SFAS No. 106 cost by jurisdiction is discussed below. Management believes that accrual accounting in accordance with SFAS No. 106 is appropri-ate and will seek rate recovery of accrual based expenses in all of its ratemaking jurisdictions. The portion of the additional expense in excess of the pay-as-you-go amount that will immediately or ultimately be allowed in rates cannot presently be determined. The degree of regulatory assurance of future recovery required to recognize any regulatory asset cannot be deter-mined at this time. The difference of $663,000 between the level of expense using SFAS No. 106 and that using the prior accounting method for the quarter ended December 31, 1993 was expensed and no regulatory asset was recorded as of December 31, 1993.

In its September 1992 rate order to the Trans Louisiana Gas Company ("Trans La Division"), the Louisiana Public Service Commission ("Louisiana Commission") directed the Trans La Division to remain on a pay-as-you-go basis for ratemaking purposes and to defer the difference between the cost to be accrued under SFAS No. 106 and the pay-as-you-go cost as a regulatory asset. The deferred cost will be recognized for rate recovery when it is actually paid. In May 1993, the Louisiana Commission issued an order for all utilities under its jurisdiction to continue to use the pay-as-you-go accounting method for rate treatment of SFAS No. 106 costs. Utilities may apply to the Louisiana Commission for authority to recognize a regulatory asset to be amortized on a pay-as-you-go basis to bridge the gap between ratemaking and accounting. The Louisiana Commission retains the flexibility to examine individual companies' accounting for SFAS No. 106 costs to determine if special exceptions to this order are warranted. The Company included proposed recovery of SFAS No. 106 costs in its December, 1993 Rate Stabilization Clause filing. This filing is currently being reviewed by the Louisiana Commission.

In June 1992, the Kentucky Public Service Commission ("Kentucky Commission") declined a request by a group of utilities to grant a blanket commitment for the future recovery of SFAS No. 106 costs in excess of pay-as-you-go costs for all utilities. The Kentucky Commission's order stated that each utility could file an individual application to seek recovery of such costs. At a rehearing held in December 1992, the Kentucky Commission affirmed its initial order.

In May 1993, the Company filed rate requests which included SFAS No. 106 costs in Fritch and Sanford, Texas and for the surrounding environs. The rates for the environs are subject to the jurisdiction of the Railroad Commission of Texas ("Railroad Commission"). In its order of August 30, 1993, the Railroad Commission approved recovery of SFAS No. 106 costs and internal funding.

In September, 1993 Greeley filed a rate request for its Colorado service area which included SFAS No. 106 costs. This rate request is currently pending before the Colorado Public Utility Commission.

In its December, 1993 rate order to Greeley, the Kansas Corporation Commission approved recovery of SFAS No. 106 expenses with the agreement that the difference between amounts computed as SFAS No. 106 expense and pay-as-you-go expense shall be remitted quarterly to an external trust fund.

The ultimate impact of the adoption of SFAS No. 106 on the Company's financial position and results of operations will not be known with certainty until the regulatory treatment that will be allowed in each of the Company's ratemaking jurisdictions is determined.

5.  Postemployment Benefits

The Company also provides postemployment benefits, primarily workers' compensation and long-term disability insurance, to former or inactive employees after employment but before retirement. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"), which applies to such benefits and will be effective for the Company's 1995 fiscal year. Under SFAS No. 112, employers are required to recognize the obligation to provide postemployment benefits if certain conditions are met. Postemployment benefit costs are currently recorded and recovered in rates on the pay-as-you-go basis. The rate treatment of SFAS No. 112 accrual based costs has not been determined at this time. The reduction in future earnings, if any, that would result from this accrual would be offset to the extent that it is approved to be recovered in rates. Based on a preliminary actuarial study, the Company currently estimates the cumulative effect of implementation of SFAS No. 112 and the increase in future annual costs to be minimal.

6.  Contingencies

On March 15, 1991, suit was filed in the 15th Judicial District Court of Lafayette Parish, Louisiana, by the Lafayette Daily Advertiser and others against the Trans La Division, Trans Louisiana Industrial Gas Company, Inc. ("TLIG"), a wholly owned subsidiary of the Company, and Louisiana Intrastate Gas Corporation and certain of its affiliates ("LIG"). LIG is the Company's primary supplier of natural gas in Louisiana and is not otherwise affiliated with the Company.

The plaintiffs purported to represent a class consisting of all residential and commercial gas customers in the Trans La Division's service area. Among other things, the lawsuit alleged that the defendants violated antitrust laws of the state of Louisiana by manipulating the cost-of-gas component of the Trans La Division's gas rate to the purported customer class, thereby causing such purported class members to pay a higher rate. The plaintiffs made no specific allegation of an amount of damages.

The defendants brought an appeal to the Louisiana Supreme Court of rulings by the trial court and the Third Circuit Court of Appeal which denied defendants' exceptions to the jurisdiction of the trial court. It was the position of the defendants that the plaintiffs' claims amount to complaints about the level of gas rates and should be within the exclusive jurisdiction of the Louisiana Commission.

On January 19, 1993, the Louisiana Supreme Court issued a decision reversing in part the lower courts' rulings, dismissing all of plaintiffs' claims against the defendants which seek damages due to alleged overcharges and further ruling that all such claims are within the exclusive jurisdiction of the Louisiana Commission. Any claims which seek damages other than over-charges were remanded to the trial court but were stayed pending the comple-tion of the Louisiana Commission proceeding referred to below.

The Louisiana Commission has instituted a docketed proceeding for the purpose of investigating the costs included in the Trans La Division's purchased gas adjustment component of its rates. Both the Trans La Division and LIG are parties to the proceeding. Discovery has commenced in this proceeding and a procedural schedule has been established. The Company believes the allega-tions as they relate to the Company, whether brought in court or at the Louisiana Commission, are without merit, and that the chances of a material adverse outcome are remote. The Company will continue to vigorously protect its interest in this matter.

From time to time, claims are made and lawsuits are filed against the Company arising out of the ordinary business of the Company. In the opinion of the Company's management, liabilities, if any, arising from these actions are either covered by insurance, adequately reserved for by the Company or would not have a material adverse effect on the financial condition of the Company.

7.  Long-term and short-term debt

During the quarter ended December 31, 1993, the Company paid installments due of $3,000,000 on its 9.75% Senior Notes, $2,000,000 on its 11.2% Senior Notes, $1,000,000 on its 13.75% Series I, First Mortgage Bonds, and $300,000 on its 13% Series G, First Mortgage Bonds.

At December 31, 1993, the Company had committed, short-term, unsecured bank credit facilities totaling $72,000,000, all of which was unused. The Company also had aggregate uncommitted lines of $112,500,000, of which $60,900,000 was unused at December 31, 1993.

8. Statements of cash flows

Supplemental disclosures of cash flow information for the three month periods ended December 31, 1993 and 1992 are presented below.
                                    Three months ended
                                        December 31,
                                     1993         1992
                                    ------       ------
                                      (In thousands)
Cash paid for
  Interest                          $4,728       $5,036
  Income taxes                           3          472

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company distributes and sells natural gas to residential, commercial, industrial and agricultural customers in six states. Such business is subject to regulation by state and/or local authorities in each of the states in which the Company operates. In addition, the Company's business is affected by seasonal weather patterns, competitive factors within the energy industry, and economic conditions in the areas that the Company serves.

Revenues and sales volume statistics for the three-month and twelve-month periods ended December 31, 1993 and 1992 appear on pages 20 and 21.

Rate Activity

The Company filed for a rate increase with the Kentucky Public Service Commission (the "Kentucky Commission") for its Western Kentucky Gas Company service area (the "Western Kentucky Division") in February 1990. The proposed rates would have produced approximately $8.9 million per year in additional revenues, or an overall increase of approximately 8.0% for the Western Kentucky Division. On September 13, 1990, the Kentucky Commission issued an Order establishing rates that would increase annual revenues approximately $1.0 million, or approximately 1% for the Western Kentucky Division. The Company implemented the rates in accordance with the Order and filed a motion for rehearing on certain issues. On May 29, 1991, the Kentucky Commission issued an Order on Rehearing increasing allowed revenues an additional $2.6 million resulting in a total combined revenue increase of $3.6 million. The new rates were effective as of the date of the Order. In June 1991, the Kentucky Attorney General's office and the Company each filed appeals of certain issues contained in the Kentucky Commission's Order on Rehearing with the Franklin County, Kentucky Circuit Court. The Attorney General's suit was dismissed. In June 1993, the Circuit Court affirmed the Kentucky Commission's Order and denied relief to the Company. The Company's case has been appealed to the Kentucky Court of Appeals. The Company filed a Notice of Appeal in July, 1993, and is awaiting action by the court. The Company's appeal in Kentucky relates solely to the determination of the appropriate effective date of its last rate increase in Kentucky. The Kentucky Public Service Commission made the increase effective in May, 1991, while the company believes it should have become effective in September, 1990. The Company lost the issue at the trial court level. If the Company is successful, it could recover approxi-mately $1.0 million in additional revenue; if it is unsuccessful, there would be no impact on its revenue.

In December, 1993, the Company received an order from the Kentucky Commission approving a large volume sales program and a revised gas cost adjustment method. Also in December 1993 the Kentucky Commission issued an order in a generic proceeding relating to the implications of Order 636 on local distribution companies ("LDCs"). The order permitted the LDCs to flow through Order 636 transition costs incurred from their pipeline suppliers.

Effective September 1992, the Louisiana Public Service Commission (the "Louisiana Commission") granted the Trans La Division an increase of approxi-mately $1.0 million per year in additional revenues, or an overall increase of
approximately 2.8%.   The rate order also allows the Company to collect
franchise taxes as a line item on the Company's bills which will reduce taxes, other than income taxes, by approximately $800,000 per year. The rate order also approved a rate stabilization clause for three years that provides for an annual adjustment to the Company's rates to reflect changes in expenses, revenues and invested capital following an annual review. The rate stabiliza-tion clause provides an opportunity for a return on jurisdictional common equity of between 11.75% and 12.25%. As a result of the Company's first annual filing under the rate stabilization clause, an increase of $730,000 annually or 2% went into effect on March 1, 1993. In December, 1993, the Company provided its second annual rate stabilization clause filing which is pending before the Louisiana Commission.

In February 1992, the Company filed a rate case with the city of Amarillo, Texas seeking to increase annual revenues by approximately $4.4 million, or 12%. In June 1992, the city denied the Company's request for rate relief and the Company appealed to the Railroad Commission. The Railroad Commission granted an interim rate increase of approximately $700,000 on an annual basis, effective from June 10, 1992, which is when the Company filed its appeal. In November 1992, the Railroad Commission issued its decision which approved an additional revenue increase of $1.4 million, resulting in a total annual increase of $2.1 million. The Company and the city requested rehearing of the Order. In January 1993, the Railroad Commission denied rehearing to both parties. In February, 1993, the city appealed the Railroad Commission's rate order to the District Court of Travis County, Texas. In January 1994, the District Court denied the city's appeal. The city has indicated an intention to appeal further.

Greeley filed a request for an increase in annual revenues of $4.5 million or 9.4% with the Colorado Public Utility Commission ("Colorado Commission") in September, 1993, which case is currently pending.

Effective December 1, 1993, Greeley received an annual rate increase of approximately $2.1 million or 10.6% in its Kansas service area. The settle-ment included recovery of SFAS No. 106 costs with external funding and a moratorium on rate requests in Kansas until December 1, 1996.

In 1992 the Federal Energy Regulatory Commission (FERC) issued an order ("Order 636") which continues past FERC initiatives to substantially restruc-ture the interstate natural gas pipeline industry by unbundling the availabil-ity and pricing of interstate pipeline services. The Company actively participated in the restructuring proceedings of the interstate pipelines that serve its various service areas. New service agreements for its Western Kentucky Division became effective in September and November 1993 with Tennessee Gas and Texas Gas, respectively. Prior to October 1993, Greeley purchased a portion of its natural gas supplies from interstate pipeline companies. It now has term commitments for the transportation of natural gas with the interstate pipelines but must secure that portion of its natural gas supplies previously purchased from them from other parties. The Company believes it has restructured its portfolio of natural gas supplies and pipeline services under Order 636 to replace the traditional pipeline sales service and enable it to continue to provide adequate and reliable service to its customers in 1994.

Recently Issued Accounting Standards Not Yet Adopted

The Company has not adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" which is discussed in
Note 5 of notes to consolidated financial statements. The rate treatment of SFAS No. 112 costs has not been determined at this time. Such costs are currently recorded and recovered on the pay-as-you-go basis.


FINANCIAL CONDITION

For the three months ended December 31, 1993 net cash used by operating activities totaled $2.1 million compared with $6.2 million for the three months ended December 31, 1992. Net operating assets and liabilities increased $12.5 million for the three months ended December 31, 1993 compared with an increase of $17.3 million for the three months ended December 31, 1992. Due to the seasonal nature of the natural gas distribution business, large swings in accounts receivable, accounts payable and inventories of gas in underground storage will occur when entering and leaving the winter or heating season.

Major cash flows from investing activities for the three months ended December 31, 1993 included capital expenditures of $12.1 million compared with $9.6 million for the three months ended December 31, 1992. The capital expendi-tures budget for fiscal year 1994 is currently $50.6 million, as compared with actual capital expenditures of $44.8 million in fiscal 1993. Capital projects planned for 1994 include major expenditures for mains, services, meters, vehicles and computer software. These expenditures will be financed from internally generated funds and financing activities.

For the three months ended December 31, 1993, cash flows from financing activities amounted to $13.8 million. During the quarter, notes payable to banks increased $15.9 million, as compared with $22.2 million in the quarter ended December 31, 1992, due to seasonal factors and short-term borrowing to fund payments of long-term debt. Payments of long-term debt consisted of a $3.0 million installment on the Company's 9.75% Senior Notes due in 1996, a $2.0 million installment on the 11.2% Senior Notes, a $1.0 million payment on the 13.75% Series I First Mortgage Bonds and a $.3 million payment on the 13% Series G First Mortgage Bonds. The Company paid $2.7 million in cash dividends and distributions during the three months ended December 31, 1993, compared with $2.3 million paid during the three months ended December 31, 1992. This reflects a $.01 per share increase in the quarterly dividend rate and an increase in the number of shares outstanding. In the quarter ended December 31, 1993, the Company issued 2,566,196 shares of common stock. This included 2,329,330 shares in connection with the merger and 236,866 shares under its Employee Stock Ownership Plan and its Dividend Reinvestment and Stock Purchase Plan ("DRSPP") prior to the merger on December 22, 1993. The Company has not issued additional shares since that time and will not issue additional shares until it receives required approval from the Colorado, Kansas and Missouri Commissions. In the quarter ended December 31, 1993, the Company registered an additional 700,000 shares of common stock with the Securities and Exchange Commission for future issuance under the DRSPP.

On February 9, 1994, the Board of Directors of Atmos approved a three-for-two split of its common stock effected in the form of a stock dividend, which will result in shareholders receiving one new share for every two shares currently held. Fractional shares will not be issued but will be paid in cash. The record date for the split is 15 days after regulatory approvals are obtained in Kentucky, Colorado, Kansas and Missouri for the issuance of the shares. Shares outstanding will increase from approximately 10 million to slightly more than 15 million. The quarterly dividend of $.33 per share as declared by the Board on February 9, 1994 will be adjusted to $.22 per share if the record date for the stock split occurs prior to the February 25, 1994 record date for the dividend.

The Company believes that internally generated funds, its short-term credit facilities and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 1994. At December 31, 1993 the Company had $72.0 million committed short-term credit facilities, all of which was available for additional borrowing. The committed lines are renewed or renegotiated at least annually. At December 31, 1993, the Company also had $112.5 million of uncommitted short-term lines, of which $60.9 million was unused.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1993 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1992

Operating revenues increased from $130.7 million for the three months ended December 31, 1992 to $145.5 million for the three months ended December 31, 1993. Factors contributing to the increase in operating revenues were colder weather, increased gas cost, and rate increases in Louisiana, Kansas and Amarillo, Texas. Changes in cost of gas are reflected in sales prices through purchased gas adjustment mechanisms. The average sales price per thousand cubic feet ("Mcf") sold increased $.12 to $4.28 while the average cost of gas per Mcf sold increased $.09 to $2.98. The increase in the average sales price reflects the increased gas cost, a $1.0 million annual rate increase, effective in September 1992 and a $.7 million rate stabilization clause increase effective in March, 1993 for the Trans La Division, a $2.1 million annual rate increase implemented partly in June 1992 and partly in November 1992 in Amarillo, Texas and a $2.1 million annual rate increase effective in December 1993 in the Kansas service area. Volumes sold increased from 30.4 billion cubic feet ("Bcf") to 32.6 Bcf. Transportation revenues increased $1.7 million due to an increase of $.11 in average transportation revenue per Mcf, and an increase of 1.4 Bcf in volumes transported.

Gross profit increased by 14% to $48.4 million for the three months ended December 31, 1993, from $42.6 million for the three months ended December 31, 1992. The primary factor contributing to the increased gross profit was the increased sales volumes. Operating expenses, excluding income taxes, increased approximately 15% from $29.6 million for the three months ended December 31, 1992 to $34.1 million for the three months ended December 31, 1993. Factors contributing to the increase were the merger expenses, increased activity, higher distribution and administrative and general expenses. Income taxes increased primarily due to higher pre-tax profits. Operating income increased for the three months ended December 31, 1993 by 6% to $10.3 million from $9.7 million for the three months ended December 31, 1992. The increase in operating income primarily resulted from increased gross profit.

Interest charges decreased slightly due to lower interest rates. The weighted average short-term interest rate declined for the quarter ended December 31, 1993, as compared with the quarter ended December 31, 1992.

Net income increased for the three months ended December 31, 1993 by 5% to $7.1 million from $6.8 million for the three months ended December 31, 1992. This increase primarily resulted from the increase in operating income.

TWELVE MONTHS ENDED DECEMBER 31, 1993 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 1992

Operating revenues increased to $474.4 million for the 12 months ended December 31, 1993 from $409.0 million for the 12 months ended December 31, 1992. Total sales and transportation volumes increased 15% from approximately
132.7 Bcf for the 12 months ended December 31, 1992 to approximately 152.9 Bcf for the 12 months ended December 31, 1993. The Company experienced increased sales volumes and revenues with all customer types in the twelve months ended December 31, 1993. Also, transportation volumes and revenues increased for the 12 months ended December 31, 1993, as compared with the 12 months ended December 31, 1992. Transportation volumes increased from 32.9 Bcf to 41.2 Bcf, resulting in a $3.4 million increase in transportation revenues. The average sales price per Mcf sold increased $.14 from $3.92 to $4.06. The average cost of gas per Mcf sold increased $.10 from $2.64 for the 12 months ended December 31, 1992 to $2.74 for the 12 months ended December 31, 1993. Changes in cost of gas are reflected in sales prices through purchased gas adjustment mechanisms. The company-wide weather for 1993 was 12% colder than in 1992 and 2.9% colder than 30-year normal temperatures.

Gross profit increased by 16% to $168.9 million from $146.0 million for the 12 months ended December 31, 1992. The increase in gross profits for the 12 months ended December 31, 1993 was due to colder weather, increased volumes, and rate increases. Operating expenses exclusive of income taxes increased from $116.6 million for the 12 months ended December 31, 1992 to $127.3 million for the 12 months ended December 31, 1993. Factors contributing to the increase in operating expenses were increased distribution, customer accounts, wages, employee welfare, and merger costs. Income taxes increased $5.2 million for the 12 months ended December 31, 1993, compared with the 12 months ended December 31, 1992. The primary reason was higher pre-tax income. Operating income increased from the 12 months ended December 31, 1992 by 30% to $30.9 million for the 12 months ended December 31, 1993. The increase in operating income was due to increased gross profit.

Net income for the 12 months ended December 31, 1993 was $17.9 million compared with $11.6 million for the 12 months ended December 31, 1992. The increase in net income resulted primarily from the increase in operating income.

                           ATMOS ENERGY CORPORATION
                     CONSOLIDATED OPERATING STATISTICS (1)

                                                             December 31,
                                                          ------------------
                                                            1993       1992
Meters in Service                                         -------    -------
  Residential                                             558,275    551,706
  Commercial                                               58,971     58,292
  Industrial (including agricultural)                      19,898     20,244
  Public authority and other                                4,889      4,669
                                                          -------    -------
    Total                                                 642,033    634,911

                                 Quarter ended             12 Months ended
                                  December 31,               December 31,
                               ------------------        -------------------
                                 1993      1992            1993       1992
Sales Volumes -- MMcf (2)      --------  --------        --------   --------
  Residential                    18,345    16,277          53,831     47,675
  Commercial                      7,384     6,987          22,269     20,727
  Industrial (including
    agricultural)                 4,873     5,748          30,492     28,001
  Public authority and other      2,025     1,375           5,053      3,363
                               --------  --------        --------   --------
    Total                        32,627    30,387         111,645     99,766

Transportation Volumes --
  MMcf (2)                        9,963     8,537          41,208     32,888
                               --------  --------        --------   --------
  Total Volumes Handled          42,590    38,924         152,853    132,654
                               ========  ========        ========   ========
Operating Revenues (000's)
Gas Revenues
  Residential                  $ 83,241  $ 73,667        $247,489   $213,597
  Commercial                     31,231    29,156          93,325     84,302
  Industrial (including
    agricultural)                16,600    17,857          91,197     79,056
  Public authority and other      8,507     5,785          21,037     13,743
                               --------  --------        --------   --------
    Total gas revenues          139,579   126,465         453,048    390,698

Transportation Revenues           4,863     3,207          16,670     13,288
Other Revenues                    1,059     1,028           4,725      5,009
                               --------  --------        --------   --------
  Total Operating Revenues     $145,501  $130,700        $474,443   $408,995
                               ========  ========        ========   ========

Average Gas Sales Revenues
  per Mcf                      $   4.28  $   4.16        $   4.06   $   3.92
Average Transportation
  Revenue per Mcf              $    .49  $    .38        $    .40   $    .40
Cost of Gas per Mcf Sold       $   2.98  $   2.89        $   2.74   $   2.64

See footnotes on page 21.

                           ATMOS ENERGY CORPORATION
                     CONSOLIDATED OPERATING STATISTICS (1)
                                  (Continued)

                        HEATING DEGREE DAYS (3)
                     Weather          Quarter ended December 31,       12 Months ended December 31,
Service             Sensitive         --------------------------       ----------------------------
  Area             Customers %          1993     1992    Normal          1993     1992    Normal
- -------            -----------         -----    -----    -----          -----    -----    -----
Texas (Energas)        47%             1,531    1,457    1,382          3,735    3,282    3,528
Kentucky (WKG)         26%             1,644    1,550    1,576          4,230    3,864    4,376
Louisiana (Trans La)   11%               805      674      676          1,943    1,663    1,760
Colorado, Kansas and
  Missouri (Greeley)   16%             2,443    2,578    2,339          6,456    5,923    6,234
                      ----
System Average        100%             1,625    1,573    1,507          4,098    3,674    3,984



(1) Consolidated operating statistics have been restated to include Greeley operations for all periods presented.

(2)  Volumes are reported as metered in million cubic feet
     ("MMcf").

(3) A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The greater the number of heating degree days, the colder the climate. Heating degree days are used in the natural gas industry to measure the coldness of weather experienced and to compare relative temperatures between one geographic area and another. Normal heating degree days are derived from a 30-year average of actual heating degree days complied by the National Weather Ser-vice.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of notes to consolidated financial statements on pages
11 and 12 herein for a description of legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

At the Special Meeting of Shareholders of Atmos Energy Corpora-tion held on November 23, 1993, the proposal to issue 2,329,330 shares of Atmos common stock to Greeley Gas Acquisition Corpora-tion in connection with the merger of Greeley Gas Company with and into Greeley Gas Acquisition Corporation was approved. This was the only matter voted upon. Votes were cast as follows:

  For          Against      Abstain       Broker Non-Vote
- ---------     --------      -------       ---------------
5,706,487      83,134       166,198              0

Item 5. Other Information

Jerry D. Knierim, who served as Executive Vice President,
Corporate Services since February 1990, retired effective
December 1, 1993.

Effective January 1, 1994, the following have been named corpo-rate officers of Atmos.

Glen A. Blanscet, assistant general counsel for Atmos, has been named to the additional position of corporate secretary.

O. Carl Brown has been named vice president of financial plan-ning. Mr. Brown previously was director of financial planning for Atmos.

Wynn D. McGregor has been named vice president of human re-sources. Mr. McGregor was director of human resources.



Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits
          A list of exhibits required by Item 601 of Regulation
          S-K and filed as part of this report is set forth in the Exhibits Index, which immediately precedes such exhibits.

    (b) Reports on Form 8-K

        None

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ATMOS ENERGY CORPORATION
                                         (Registrant)





Date:  February 11, 1994       By:    /s/  JAMES F. PURSER
                                   ------------------------------
                                           James F. Purser
                                       Executive Vice President
                                      and Chief Financial Officer


Date:  February 11, 1994       By:  /s/  DAVID L. BICKERSTAFF
                                   ------------------------------
                                         David L. Bickerstaff
                                    Vice President and Controller
                                   (Principal Accounting Officer)

                       EXHIBITS INDEX



 Exhibit                                          Page
 Number               Description                 Number

 -------              -----------                 -------

 10.1       Gas Transportation Agreement between
            Texas Gas Transmission Corporation
            ("Texas Gas") and Western Kentucky
            Gas Company, a division of Atmos
            Energy Corporation ("Western Ken-
            tucky") dated November 1, 1993 (Con-
            tract no. T3817, zone 2)

 10.2       Gas Transportation Agreement between
            Texas Gas and Western Kentucky dated
            November 1, 1993 (Contract no. T3770,
            zone 2)
 10.3       Gas Transportation Agreement between
            Texas Gas and Western Kentucky Gas
            dated November 1, 1993 (Contract no.
            T3355, zone 3)

 10.4       Gas Transportation Agreement between
            Texas Gas and Western Kentucky Gas
            dated November 1, 1993 (Contract no.
            T3819, zone 4)

 10.5       Gas Transportation Agreement between
            Texas Gas and Western Kentucky Gas
            dated November 1, 1993 (Contract no.
            N0210, zone 2, Contract no. N0340,
            zone 3, Contract no. N0435, zone 4)