Form 10-Q
period 1994-03-31
ATMOS ENERGY CORP
filed 1994-05-13
CIK 731802

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-Q
(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .No     .

Number of shares outstanding of each of the issuer's classes of common stock, as of May 2, 1994, as adjusted for the 3-for-2 stock split to be paid May 16, 1994. See Note 1 to the consolidated financial statements.

            Class                        Shares Outstanding
        ------------                     ------------------
        No Par Value                          15,224,201





PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                     ATMOS ENERGY CORPORATION
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (In thousands, except share data)

                                        March 31,   September 30,
                                          1994          1993
                                      ------------  -------------
ASSETS
Property, plant and equipment            $523,779       $501,512
Less accumulated depreciation and
  amortization                            212,954        202,237
                                         --------       --------
  Net property, plant and equipment       310,825        299,275
Current assets
  Cash and cash equivalents                 2,667          2,286
  Accounts receivable, net                 66,502         29,200
  Inventories                               6,037          6,064
  Gas stored underground                    4,931         17,603
  Other current assets                      3,035          4,240
                                         --------       --------
    Total current assets                   83,172         59,393
Deferred charges and other assets          37,675         32,950
                                         --------       --------
                                         $431,672       $391,618
                                         ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
  Common stock outstanding: 15,224,201
    shares at 3/31/94 and 14,868,902
    shares at 9/30/93                    $     76       $     74
  Additional paid-in capital              101,026         94,279
  Retained earnings                        59,387         45,076
                                         --------       --------
    Total shareholders' equity            160,489        139,429
Long-term debt                             98,303        105,853
                                         --------       --------
    Total capitalization                  258,792        245,282
Current liabilities
  Current maturities of long-term debt      4,000          6,300
  Notes payable to banks                   27,800         35,700
  Accounts payable                         46,595         27,803
  Taxes payable                            11,455          3,797
  Customers' deposits                       8,324          7,862
  Other current liabilities                13,394          6,455
                                         --------       --------
    Total current liabilities             111,568         87,917
Deferred income taxes                      30,128         32,614
Deferred credits and other liabilities     31,184         25,805
                                         --------       --------
                                         $431,672       $391,618
                                         ========       ========

See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                            Three months ended
                                                 March 31,
                                         -----------------------
                                            1994          1993
                                         --------       --------
Operating revenues                       $186,944       $166,238
Purchased gas cost                        127,578        107,632
                                         --------       --------
  Gross profit                             59,366         58,606

Operating expenses
  Operation                                23,620         22,640
  Maintenance                               1,466          1,552
  Depreciation and amortization             4,672          4,415
  Taxes, other than income                  5,810          5,660
  Income taxes                              7,453          7,462
                                          -------       --------
    Total operating expenses               43,021         41,729
                                          -------       --------
Operating income                           16,345         16,877

Other expense                                  (3)           (63)

Interest charges                            3,100          3,054
                                          -------       --------
Net income                                $13,242        $13,760
                                          =======        =======
Net income per share                      $   .87        $   .97
                                          =======        =======
Cash dividends per share
  (See Note 2)                            $   .22        $   .21
                                          =======        =======
Average shares outstanding                 15,224         14,209
                                          =======        =======












See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                            Six months ended
                                                March 31,
                                         -----------------------
                                           1994           1993
                                         --------       --------
Operating revenues                       $332,445       $296,938
Purchased gas cost                        224,658        195,694
                                         --------       --------
  Gross profit                            107,787        101,244

Operating expenses
  Operation                                47,019         42,026
  Maintenance                               2,996          2,969
  Depreciation and amortization             9,339          8,899
  Taxes, other than income                 10,347          9,992
  Income taxes                             11,439         10,751
                                         --------       --------
    Total operating expenses               81,140         74,637
                                         --------       --------

Operating income                           26,647         26,607

Other income                                   85            516

Interest charges                            6,402          6,598
                                         --------       --------
Net income                               $ 20,330       $ 20,525
                                         ========       ========
Net income per share                     $   1.34       $   1.45
                                         ========       ========
Cash dividends per share
  (See Note 2)                           $    .44       $    .43
                                         ========       ========
Average shares outstanding                 15,135         14,129
                                         ========       ========












See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                           Twelve months ended
                                                 March 31,
                                         -----------------------
                                           1994            1993
                                         --------       --------
Operating revenues                       $495,148       $434,907
Purchased gas cost                        325,496        279,991
                                         --------       --------
  Gross profit                            169,652        154,916

Operating expenses
  Operation                                87,772         80,111
  Maintenance                               6,362          5,726
  Depreciation and amortization            17,759         17,236
  Taxes, other than income                 17,161         16,548
  Income taxes                             10,761          7,702
                                         --------       --------
    Total operating expenses              139,815        127,323
                                         --------       --------
Operating income                           29,837         27,593

Other income                                  119            900

Interest charges                           12,606         13,120
                                         --------       --------
Net income                               $ 17,350       $ 15,373
                                         ========       ========
Net income per share                     $   1.17       $   1.10
                                         ========       ========
Cash dividends per share
  (See Note 2)                           $    .87       $    .84
                                         ========       ========
Average shares outstanding                 14,840         13,993
                                         ========       ========












See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (In thousands)

                                              Six months ended
                                                  March 31,
                                         -----------------------
                                            1994           1993
                                         --------       --------
Cash Flows From Operating Activities
  Net income                             $ 20,330       $ 20,525
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
    Depreciation and amortization
      Charged to depreciation and
        amortization                        9,339          8,951
      Charged to other accounts             1,768          2,020
    Deferred income taxes                  (2,486)           467
    Other                                     403            390
                                         --------       --------
                                           29,354         32,353
    Net change in operating assets and
      liabilities                          10,704           (472)
                                         --------       --------
    Net cash provided by operating
      activities                           40,058         31,881

Cash Flows From Investing Activities
  Retirements of property, plant and
    equipment                                 319            (93)
  Capital expenditures                    (22,976)       (18,691)
                                         --------       --------
    Net cash used in investing activities (22,657)       (18,784)

Cash Flows From Financing Activities
  Net decrease in notes payable to banks   (7,900)        (9,453)
  Cash dividends and distributions paid    (6,019)        (4,545)
  Repayment of long-term debt              (9,850)        (4,800)
  Issuance of common stock                  6,749          5,193
                                         --------       --------
    Net cash used in financing
      activities                          (17,020)       (13,605)
                                         --------       --------
Net increase (decrease) in cash and cash
  equivalents                                 381           (508)
Cash and cash equivalents at beginning
  of period                                 2,286          3,144
                                         --------       --------
Cash and cash equivalents at end
  of period                              $  2,667       $  2,636
                                         ========       ========


See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          March 31, 1994


1.  Unaudited interim financial information
In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other factors, the results of operations for the six month period ended March 31, 1994 are not indicative of expected results of operations for the year ending September 30, 1994. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements in the 1993 annual report to shareholders of Atmos Energy Corporation ("Atmos" or the "Company").

Deferred charges and other assets - Deferred charges and other assets at March 31, 1994 and September 30, 1993 include assets of the Company's qualified defined benefit retirement plans in excess of the plans' recorded obligations in the amounts of $12,782,000 and $13,289,000, respectively, and Company assets related to the Company's nonqualified retirement plans at March 31, 1994 and September 30, 1993 of $16,215,000 and $12,758,000,
respectively.

Common stock - As of March 31, 1994, the Company had 50,000,000 shares of common stock, no par value (stated at $.005 per share), authorized. On February 9, 1994, the Board of Directors of Atmos approved a three-for-two split of its common stock implemented in the form of a stock dividend, which will result in shareholders receiving one new share for every two shares currently held. Fractional shares will not be issued but will be paid in cash or may be credited to the accounts of participants of the Dividend Reinvestment and Stock Purchase Plan ("DRSPP") and ESOP. The record date for the split is May 4, 1994 and the payment date for mailing the new shares and cash for fractional shares to shareholders is May 16, 1994. Shares outstanding will increase from approximately 10 million to slightly more than 15 million. All share information in this report is adjusted for the 3-for-2 stock split.

Reclassifications - Certain prior period balances have been reclassified to be consistent between Atmos and Greeley (see Note
2) and to make classification of prior year amounts consistent with the 1994 presentation.

2.  Business combination

On December 22, 1993, Atmos acquired by means of a merger all of the assets and liabilities of Greeley Gas Company ("GGC") in accordance with the terms and provisions of an Agreement and Plan of Reorganization dated July 2, 1993. All the shares of GGC's common stock were exchanged for a total of 2,329,330 shares of Atmos common stock before the 3-for-2 stock split (3,493,995 shares on a post-split basis).

GGC was a privately owned natural gas utility and is engaged in the distribution and sale of natural gas to residential, commercial, industrial, agricultural, and other customers throughout Colorado, Kansas, and a small portion of Missouri.


This transaction was accounted for as a pooling of interests; therefore, prior year financial statements have been restated to reflect this merger. GGC prepared its financial statements on a December 31 fiscal year end. GGC's fiscal year has been changed to September 30 to conform to the Company's year end. The unaudited September 30, 1993 balances, as presented, are the combined balances of Atmos and GGC reflecting the pooling of interests of the companies that occurred on December 22, 1993. The restated consolidated statements of income and cash flows presented herein for the three-month, six-month and twelve-month periods ended March 31, 1994 and 1993 include GGC's operating results for the full period presented. Results of operations for the previously separate enterprises for the three months ended March 31, 1994 and 1993 are summarized as follows:

                                     Three months ended March 31,
                                         -----------------------
                                           1994           1993
                                         --------       --------
                                             (In thousands)
Operating revenue:
  Atmos                                  $157,636       $136,194
  GGC                                      29,308         30,044
                                         --------       --------
                                         $186,944       $166,238
                                         ========       ========
Net income:
  Atmos                                  $  9,735       $ 10,945
  GGC                                       3,507          2,815
                                         --------       --------
                                         $ 13,242       $ 13,760
                                         ========       ========

Operating revenue and net income included in the Company's consolidated statements of income for the six months ended March
31, 1994 and 1993 are as follows:

                                       Six months ended March 31,
                                         -----------------------
                                           1994            1993
                                         --------       --------
                                              (In thousands)
Operating revenue:
  Atmos                                  $276,859       $248,571
  GGC                                      55,586         48,367
                                         --------       --------
                                         $332,445       $296,938
                                         ========       ========
Net income:
  Atmos                                  $ 15,193       $ 16,760
  GGC                                       5,137          3,765
                                         --------       --------
                                         $ 20,330       $ 20,525
                                         ========       ========



Operating revenue and net income included in the Company's consolidated statements of income for the twelve months ended
March 31, 1994 and 1993 are as follows:

                                    Twelve months ended March 31,
                                         -----------------------
                                           1994            1993
                                         --------       --------
                                              (In thousands)
Operating revenue:
  Atmos                                  $416,783       $365,865
  GGC                                      78,365         69,042
                                         --------       --------
                                         $495,148       $434,907
                                         ========       ========
Net income:
  Atmos                                  $ 13,212       $ 13,689
  GGC                                       4,138          1,684
                                         --------       --------
                                         $ 17,350       $ 15,373
                                         ========       ========

The dividends per share presentation on the consolidated statement of income reflects historical Atmos dividends per share and has not been restated under the pooling of interests method of accounting for the merger. The historical and restated cash dividends and distributions per share of Atmos are as follows:

                                    Three months ended March 31,
                                         -----------------------
                                           1994            1993
                                         --------       --------
Historical Atmos cash
  dividends per share                      $.22            $.21
Restated cash dividends and
  distributions per share,
  including GGC                            $.22            $.16


                                       Six months ended March 31,
                                         -----------------------
                                           1994            1993
                                         --------       --------
Historical Atmos cash
  dividends per share                      $.44            $.43
Restated cash dividends and
  distributions per share,
  including GGC                            $.40            $.32


                                    Twelve months ended March 31,
                                         -----------------------
                                           1994            1993
                                         --------       --------
Historical Atmos cash
  dividends per share                      $.87            $.84
Restated cash dividends and
  distributions per share,
  including GGC                            $.76            $.66


3.  Accounting for income taxes
Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") and, as permitted under the new rules, prior years' financial statements have not been restated. A regulatory liability reflecting the expected future rate treat-ment of approximately $2,673,000 in deferred tax deductions has been recorded in accordance with SFAS No. 109 and is included in other deferred credits. It primarily represents the impact of adjusting deferred taxes to reflect the decrease in the federal tax rate from 46% to 35%. The effect of applying the new standard in the first six months of fiscal 1994 had no significant effect on net income.

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

4.  Other postretirement benefits

Effective October 1, 1993, the Company adopted Financial Account-ing Standards No. 106 ("SFAS No. 106"), the "Employers' Accounting for Postretirement Benefits Other Than Pensions".
SFAS No. 106 focuses principally on postretirement health care benefits and will significantly change the current practice of accounting for postretirement benefits on a pay-as-you-go basis by requiring accrual of such benefit costs on an actuarial basis over the active service period of employees to the date of full eligibility for such benefits. The Company is amortizing on a straight line basis the initial transition obligation of $33,354,000 over 20 years. The effect of adopting the new rules increased net periodic postretirement benefit cost for the six months ended March 31, 1994 by $1,461,000 and decreased net income for the period by $934,000.

Atmos sponsors two defined benefit postretirement plans. One plan provides medical, dental, vision and life insurance benefits to retired employees of Greeley Gas Company. The other offers medical benefits to all other Atmos employees. Substantially all of the Company's employees may become eligible for these benefits if they reach retirement age while working for the Company and attain 10 consecutive years of service. Both the plan participant and the participant's spouse are required to contribute under these plans. Neither plan is currently funded. The Company anticipates establishing a funding policy regarding the amounts and timing of possible contributions in fiscal 1994. The amount of funding will ultimately depend upon the ratemaking treatment allowed in the Company's various rate jurisdictions.

The following is a reconciliation of the funded status of the plans to the net postretirement benefits liability on the balance sheet as of September 30, 1993 (in thousands):

Accumulated postretirement benefit obligation
  Retirees                                        $(18,237)
  Fully eligible employees                          (8,596)
  Other employees                                   (6,521)
                                                  --------
                                                  $(33,354)
                                                  ========

Accumulated postretirement benefit obligation
  in excess of plan assets                        $(33,354)

Unrecognized transition obligation                  33,354
                                                  --------
Accrued postretirement benefits liability         $      -
                                                  ========


In the latest actuarial calculation of the accrued postretirement benefits liability, the assumed health care cost trend rate used to estimate the cost of postretirement benefits was 10.5% for the 1993-1994 year and is assumed to decrease gradually to 5.0% for 1999-2000 and remain at that level thereafter. Similarly, the dental trend rate is 8.0% for the 1993-1994 year and gradually decreases to 5.0% for 1999-2000 and remains level thereafter.
The trend for vision benefits is assumed to remain level for all years at 4.5%. The effect of a 1% increase in the assumed health care cost trend rate for each future year is $410,000 on the annual aggregate of the service and interest cost components of net periodic postretirement benefit costs and $2,793,000 on the accumulated postretirement benefit obligation as of September 30, 1993. Other assumptions used in postretirement benefit accounting are as follows:

Discount rate - rate at which liabilities
  could be settled                                     7.0%
Rate of increase in compensation levels                5.0%

The Company is currently allowed to recover other postretirement benefit ("OPEB") costs through its regulated rates on a pay-as-you-go basis in a majority of its service areas. It is allowed to recover OPEB costs in its remaining service areas under SFAS No. 106 accrual accounting. The rate recovery of SFAS No. 106 cost by jurisdiction is discussed below. Management believes that accrual accounting in accordance with SFAS No. 106 is appropriate and will seek rate recovery of accrual-based expenses in all of its ratemaking jurisdictions. The portion of the additional expense in excess of the pay-as-you-go amount that will immediately or ultimately be allowed in rates cannot presently be determined. The difference of $1,461,000 between the level of expense using SFAS No. 106 and that using the prior accounting method for the six months ended March 31, 1994 was expensed and no regulatory asset was recorded.

In May 1993, the Louisiana Commission issued an order for all utilities under its jurisdiction to continue to use the pay-as-you-go accounting method for rate treatment of SFAS No. 106 costs. Utilities may apply to the Louisiana Commission for authority to recognize a regulatory asset to be amortized on a pay-as-you-go basis to bridge the gap between ratemaking and accounting. The Louisiana Commission retains the flexibility to examine individual companies' accounting for SFAS No. 106 costs to determine if special exceptions to this order are warranted. Recovery of SFAS No. 106 costs were not allowed in the Company's

Rate Stabilization Clause increase implemented March 1, 1994.

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

In September 1993, GGC filed a rate request for its Colorado service area which included SFAS No. 106 costs. In May 1994, the Company began implementing new rates in its Colorado service area. The new rates will increase annual revenues by $3,200,000 and include recovery of accrual-based SFAS No. 106 costs.

In its December 1993, rate order to GGC, the Kansas Corporation Commission approved recovery of SFAS No. 106 expenses with the agreement that the difference between amounts computed as SFAS No. 106 expense and pay-as-you-go expense shall be remitted quarterly to an external trust fund.

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

On January 19, 1993, the Louisiana Supreme Court issued a decision reversing in part the lower courts' rulings, dismissing all of plaintiffs' claims against the defendants which seek damages due to alleged overcharges and further ruling that all such claims are within the exclusive jurisdiction of the Louisiana Commission. Any claims which seek damages other than overcharges were remanded to the trial court but were stayed pending the completion of the Louisiana Commission proceeding referred to below.

The Louisiana Commission has instituted a docketed proceeding for the purpose of investigating the costs included in the Trans La Division's purchased gas adjustment component of its rates. Both the Trans La Division and LIG are parties to the proceeding. Discovery has commenced in this proceeding and a procedural schedule has been established. The Company believes the allegations as they relate to the Company, whether brought in court or at the Louisiana Commission, are without merit, and that the chances of a material adverse outcome are remote. The Company will continue to vigorously protect its interest in this matter.

From time to time, claims are made and lawsuits are filed against the Company arising out of the ordinary business of the Company. In the opinion of the Company's management, liabilities, if any, arising from these actions are either covered by insurance, adequately reserved for by the Company or would not have a material adverse effect on the financial condition of the Company.

7.  Long-term and short-term debt

During the six months ended March 31, 1994, the Company paid installments due of $3,000,000 on its 9.75% Senior Notes, $2,000,000 on its 11.2% Senior Notes, and paid the balance of $3,250,000 on its 13.75% Series I, First Mortgage Bonds, and $1,600,000 on its 13% Series G, First Mortgage Bonds.

At March 31, 1994, the Company had committed, short-term, unsecured bank credit facilities totaling $72,000,000, all of which was unused. The Company also had aggregate uncommitted lines of $130,000,000, of which $102,200,000 was unused at March
31, 1994.

8. Statements of cash flows

Supplemental disclosures of cash flow information for the six-month periods ended March 31, 1994 and 1993 are presented below.

                                      Six months ended
                                         March 31,
                                    -------------------
                                     1994         1993
                                    ------       ------
                                      (In thousands)
Cash paid for
  Interest                          $6,930       $7,123
  Income taxes                       5,263        5,713

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

Revenues and sales volume statistics for the three-month, six-month and twelve-month periods ended March 31, 1994 and 1993 appear on pages 22-24. Meters in service are as follows:

                                           1994            1993
                                          -------        -------
Meters in Service at March 31
  Residential                             562,246        551,758
  Commercial                               59,881         58,408
  Industrial (including agricultural)      19,812         20,146
  Public authority and other                4,935          4,788
                                          -------        -------
    Total                                 646,874        635,100

Rate Activity

Rate activity through September 1993 was discussed in the Company's 1993 Annual Report to Shareholders. Changes in pending rate matters and new developments since September 1993 are discussed below.

There has been no change in status of the Company's appeal regarding the effective date of its last rate increase in Kentucky. The Company lost the issue at the trial court level.
If the Company is successful, it could recover approximately $1.0 million in additional revenue; if it is unsuccessful, there would be no impact on its revenue.

In December 1993, the Company received an order from the Kentucky Commission approving a large volume sales program and a revised gas cost adjustment method. Also in December 1993, the Kentucky Commission issued an order in a generic proceeding relating to the implications of FERC Order 636 on local distribution companies ("LDCs"). The order permitted the LDCs to flow through Order 636 transition costs incurred from their pipeline suppliers.

As a result of the Company's first annual filing under its three-year rate stabilization clause in Louisiana, an increase of $730,000 annually or 2% went into effect on March 1, 1993. On March 1, 1994, the Company implemented an increase of $1.1 million or 2.7% under its second annual rate stabilization clause filing.

In February 1993, the city of Amarillo, Texas appealed the Railroad Commission's November 1992 rate order to the District Court of Travis County, Texas. In January 1994, the District Court denied the city's appeal. The city has appealed to the Court of Appeals.

GGC filed a request for an increase in annual revenues of $4.5 million with the Colorado Public Utility Commission ("Colorado Commission") in September, 1993. On May 1, 1994, the Company implemented an annual increase of $3.2 million or 6.9%. The new rates reflect settlement of all issues and recovery of accrual accounting of postretirement benefits in accordance with SFAS No.
106. Following implementation of the new rates, Phase 2 of the rate proceeding will commence, which will address rate redesign issues.

Effective December 1, 1993, GGC received an annual rate increase of approximately $2.1 million or 10.6% in its Kansas service area. The settlement included recovery of SFAS No. 106 costs with external funding and a moratorium on rate requests in Kansas until December 1, 1996.

In 1992 the Federal Energy Regulatory Commission (FERC) issued an order ("Order 636") which continues past FERC initiatives to substantially restructure the interstate natural gas pipeline industry by unbundling the availability and pricing of interstate pipeline services. The Company intervened in the restructuring proceedings of the interstate pipelines that serve its various service areas and actively participated in the proceedings of its major suppliers. New service agreements for its Western Kentucky Division became effective in September and November 1993 with Tennessee Gas and Texas Gas, respectively. Prior to October 1993, GGC purchased a portion of its natural gas supplies from interstate pipeline companies. It now has term commitments for the transportation of natural gas with the interstate pipelines but must secure that portion of its natural gas supplies previously purchased from them from other parties. The Company believes it has restructured its portfolio of natural gas supplies and pipeline services under Order 636 to replace the traditional pipeline sales service and enable it to continue to provide adequate and reliable service to its customers in 1994.

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

FINANCIAL CONDITION

For the six months ended March 31, 1994, net cash provided by operating activities totaled $40.1 million compared with $31.9 million for the six months ended March 31, 1993. Net operating assets and liabilities decreased $10.7 million for the six months ended March 31, 1994 compared with an increase of $.5 million for the six months ended March 31, 1993. Due to the seasonal nature of the natural gas distribution business, large swings in accounts receivable, accounts payable and inventories of gas in underground storage will occur when entering and leaving the winter or heating season.

Major cash flows from investing activities for the six months ended March 31, 1994 included capital expenditures of $23.0 million compared with $18.7 million for the six months ended March 31, 1993. The capital expenditures budget for fiscal year 1994 is currently $52.6 million, as compared with actual capital expenditures of $44.8 million in fiscal 1993. Capital projects planned for 1994 include major expenditures for mains, services, meters, vehicles and computer software. These expenditures will be financed from internally generated funds and financing activities.

For the six months ended March 31, 1994, cash used in financing activities amounted to $17.0 million compared with $13.6 million for the six months ended March 31, 1993. During the six months ended March 31, 1994, notes payable to banks was reduced $7.9 million, as compared with $9.5 million for the six months ended March 31, 1993. Payments of long-term debt increased $5.1 million to $9.9 million for the six months ended March 31, 1994. Payments of long-term debt consisted of a $3.0 million installment on the Company's 9.75% Senior Notes due in 1996, a $2.0 million installment on the 11.2% Senior Notes, the balance of $3.25 million on the 13.75% Series I First Mortgage Bonds and the balance of $1.6 million on the 13% Series G First Mortgage Bonds. The Company paid $6.0 million in cash dividends and distributions during the six months ended March 31, 1994, compared with $4.5 million paid during the six months ended March 31, 1993. This reflects a $.01 per share increase in the quarterly dividend rate and an increase in the number of shares outstanding. In the quarter ended December 31, 1993, the Company issued 2,566,196 shares of common stock before the 3-for-2 stock split approved February 4, 1994 (3,849,294 shares as adjusted for the 3-for-2 split). This included shares issued in connection with the merger, shares issued under its Employee Stock Ownership Plan ("ESOP"), its Restricted Stock Grant Plan and its Dividend Reinvestment and Stock Purchase Plan ("DRSPP"). In the quarter ended December 31, 1993, the Company also registered an additional 700,000 shares of common stock with the Securities and Exchange Commission for future issuance under the DRSPP.

On February 9, 1994, the Board of Directors of Atmos approved a 3-for-2 split of its common stock implemented in the form of a stock dividend, which will result in shareholders receiving one new share for every two shares currently held. Fractional shares will not be issued but will be paid in cash or may be credited to the accounts of participants of the DRSPP and ESOP. The record date for the split is May 4, 1994 and the payment date for mailing the new shares and cash for fractional shares to shareholders is May 16, 1994. Shares outstanding will increase from approximately 10 million to slightly more than 15 million.

The Company believes that internally generated funds, its short-term credit facilities and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 1994. At March 31, 1994 the Company had $72.0 million of committed short-term credit facilities, all of which was avail-able for additional borrowing. The committed lines are renewed or renegotiated at least annually. At March 31, 1994, the Company also had $130.0 million of uncommitted short-term lines, of which $102.2 million was unused.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1994, COMPARED WITH THREE MONTHS
ENDED MARCH 31, 1993

Operating revenues increased by approximately 12% to $186.9 million for the three months ended March 31, 1994 from $166.2 million for the three months ended March 31, 1993. Factors contributing to the increase in operating revenues were increased sales to irrigation customers and increased cost of gas. During the quarter ended March 31, 1994, temperatures averaged 4% warmer than in the corresponding quarter of the prior year, and approximately 5% warmer than normal. The total volume of gas sold and transported for the three months ended March 31, 1994 was 49.7 billion cubic feet ("Bcf") compared with 50.2 Bcf for the three months ended March 31, 1993. The primary reasons for the decreased volumes were decreased weather sensitive sales due to warmer weather in the Energas and GGC service areas. The average sales price per Mcf sold increased $.29 to $4.29 as a result of a $.31 increase in the average cost of gas and rate increases in Kansas and in the Trans La Division implemented since the corresponding quarter of the prior year.

Gross profit (defined as operating revenues less purchased gas cost) increased by approximately 1% to $59.4 million for the three months ended March 31, 1994, from $58.6 million for the three months ended March 31, 1993. The primary factors contributing to the increase were the increased sales and the increased average sales price as discussed above. Operating expenses, excluding income taxes, increased from $34.3 million for the three months ended March 31, 1993 to $35.6 million for the three months ended March 31, 1994. Factors contributing to the increase in operating expenses were operation expense and adoption of SFAS No. 106 as discussed in Note 4 of notes to consolidated financial statements. Operating income decreased for the three months ended March 31, 1994 to $16.3 million from

$16.9 million for the three months ended March 31, 1993. The decrease in operating income primarily resulted from increased operating expenses.

Net income decreased for the three months ended March 31, 1994 by approximately 4% to $13.2 million from $13.8 million for the three months ended March 31, 1993. This decrease in net income primarily resulted from the decrease in operating income.

SIX MONTHS ENDED MARCH 31, 1994, COMPARED WITH SIX MONTHS ENDED
MARCH 31, 1993

Operating revenues increased by approximately 12% to $332.4 million for the six months ended March 31, 1994 from $296.9 million for the six months ended March 31, 1993. Factors contributing to the higher operating revenues were colder weather in Kentucky and Louisiana, drier weather in the West Texas irrigation market, and rate increases implemented in Kansas and the Trans La Division. Volumes sold to irrigation customers increased from the corresponding period of the prior year. The average sales price per Mcf increased from $4.07 for the six months ended March 31, 1993 to $4.28 for the six months ended March 31, 1994. The increase in the average sales price reflects increased cost of gas and rate increases in the Trans La Division and in Kansas implemented since March 31, 1993. The average cost of gas per Mcf sold increased from $2.78 for the six months ended March 31, 1993 to $2.99 for the six months ended March 31, 1994.

Gross profit increased to $107.8 million for the six months ended March 31, 1994, compared with $101.2 million for the six months ended March 31, 1993. Operating expenses, excluding income taxes, increased from $63.9 million in the six months ended March 31, 1993, to $69.7 million in the six months ended March 31, 1994. The principal factors contributing to the increase in operating expenses were increases in operation expense, employee welfare expenses including adoption of SFAS No. 106, acquisition costs, and outside services. Income taxes increased to $11.4 million for the six months ended March 31, 1994, from $10.8 million for the six months ended March 31, 1993. The primary reason for the increase was higher pre-tax profits.

Net income decreased for the six months ended March 31, 1994, by approximately 1% to $20.3 million from $20.5 million for the six months ended March 31, 1993. Earnings per share decreased to $1.34 for the six months ended March 31, 1994 from $1.45 for the six months ended March 31, 1993, while average shares outstanding increased approximately 7%. Dividends per share increased 2% to $.44 for the six months ended March 31, 1994. All per share information is adjusted for the 3-for-2 stock split.

TWELVE MONTHS ENDED MARCH 31, 1994, COMPARED WITH TWELVE MONTHS
ENDED MARCH 31, 1993

Operating revenues increased by approximately 14% to $495.1 million for the 12 months ended March 31, 1994 from $434.9 million for the 12 months ended March 31, 1993. The increased revenues resulted from increased sales volumes and increased sales prices for the 12 months ended March 31, 1994. Sales and transportation volumes increased to 152.3 Bcf for the 12 months ended March 31, 1994 compared with 139.7 Bcf for the corresponding prior period. The average sales price per Mcf increased from $3.96 to $4.16. The average cost of gas per Mcf sold increased from $2.66 to $2.85. The increase in the average sales price reflects the increased cost of gas and rate increases in the Trans La Division and in Kansas implemented since March 31, 1993.

Gross profit increased by approximately 10% to $169.7 million from $154.9 million in the 12 months ended March 31, 1993. Operating expenses, excluding income taxes, increased from $119.6 million in the 12 months ended March 31, 1993, to $129.1 million in the 12 months ended March 31, 1994. Factors contributing to the increase in operating expenses were increased wages and benefits expenses, GGC acquisition costs and the adoption of SFAS No. 106, as discussed in Note 4 of notes to consolidated financial statements. Income taxes increased $3.1 million for the 12 months ended March 31, 1994, compared with the 12 months ended March 31, 1993. The primary reason was increased pre-tax income. Operating income increased in the 12 months ended March 31, 1994 by approximately 8% to $29.8 million from $27.6 million in the 12 months ended March 31, 1993. The primary reason for the increase in operating income was increased operating revenues resulting from slightly colder and drier weather and increased average sales prices.

Interest charges decreased $.5 million to $12.6 million, compared with $13.1 million for the prior year. Net income for the 12 months ended March 31, 1994 was $17.4 million compared with $15.4 million for the 12 months ended March 31, 1993. The increase in net income resulted from the increase in operating income discussed above. Earnings per share increased by 6% to $1.17. Average shares outstanding increased approximately 6% as compared with the prior year. Dividends per share increased approximately 4% to $.87. All per share information is adjusted for the 3-for-2 stock split.

                     ATMOS ENERGY CORPORATION
              CONSOLIDATED OPERATING STATISTICS (1)

                                          Quarter ended March 31,
                                           1994            1993
                                          -------        -------
Sales Volumes -- MMcf (2)
  Residential                              22,549         23,746
  Commercial                                8,647          9,592
  Industrial (including agricultural)       9,009          4,701
  Public authority and other                2,306          2,008
                                          -------        -------
    Total                                  42,511         40,047
Transportation Volumes -- MMcf (2)          7,150         10,132
                                          -------        -------
    Total Volumes Handled - MMcf (2)       49,661         50,179
                                          =======        =======
Operating Revenues (000's)
Gas Sales Revenues
  Residential                            $104,481       $ 99,731
  Commercial                               38,372         37,768
  Industrial (including agricultural)      29,670         14,921
  Public authority and other                9,837          7,896
                                         --------       --------
    Total Gas Revenues                    182,360        160,316
Transportation Revenues                     3,132          4,575
Other Revenues                              1,452          1,347
                                         --------       --------
    Total Operating Revenues             $186,944       $166,238
                                         ========       ========

Average Gas Sales Revenues per Mcf       $   4.29       $   4.00
Average Transportation Revenue per Mcf   $    .44       $    .45
Cost of Gas per Mcf Sold                 $   3.00       $   2.69

                       HEATING DEGREE DAYS

                    Weather
Service            Sensitive             Quarter ended March 31,
 Area             Customers %           1994      1993     Normal
- --------------    -----------           -----     -----    ------
Texas                  47%              1,765     1,923     1,893
Kentucky               26%              2,359     2,231     2,416
Louisiana              11%              1,046     1,014     1,047
Colorado, Kansas
  and Missouri         16%              2,751     3,023     2,953
                      ----
System Average        100%              1,997     2,077     2,104


(1) Consolidated operating statistics have been restated to include Greeley operations for all periods presented.

(2) Volumes are reported as metered in million cubic feet
("MMcf").

                     ATMOS ENERGY CORPORATION
              CONSOLIDATED OPERATING STATISTICS (1)

                                       Six months ended March 31,
                                           1994            1993
                                          -------        -------
Sales Volumes -- MMcf (2)
  Residential                              40,894         40,023
  Commercial                               16,031         16,579
  Industrial (including agricultural)      13,882         10,449
  Public authority and other                4,331          3,383
                                          -------        -------
    Total                                  75,138         70,434

Transportation Volumes --
  MMcf (2)                                 17,113         18,669
                                          -------        -------
    Total Volumes Handled - MMcf (2)       92,251         89,103
                                          =======        =======
Operating Revenues (000's)
Gas Sales Revenues
  Residential                            $187,722       $173,398
  Commercial                               69,603         66,924
  Industrial (including agricultural)      46,270         32,778
  Public authority and other               18,344         13,681
                                         --------       --------
    Total Gas Revenues                    321,939        286,781
Transportation Revenues                     7,995          7,782
Other Revenues                              2,511          2,375
                                         --------       --------
    Total Operating Revenues             $332,445       $296,938
                                         ========       ========

Average Gas Sales Revenues per Mcf       $   4.28       $   4.07
Average Transportation Revenue per Mcf   $    .47       $    .42
Cost of Gas per Mcf Sold                 $   2.99       $   2.78


                       HEATING DEGREE DAYS
                    Weather
Service            Sensitive           Six months ended March 31,
 Area             Customers %           1994      1993     Normal
- --------------    -----------           -----     -----    ------
Texas                  47%              3,296     3,380     3,275
Kentucky               26%              4,003     3,781     3,992
Louisiana              11%              1,851     1,688     1,723
Colorado, Kansas
  and Missouri         16%              5,194     5,601     5,292
                      ----
System Average        100%              3,622     3,650     3,611


See footnotes on page 22.

                     ATMOS ENERGY CORPORATION
              CONSOLIDATED OPERATING STATISTICS (1)

                                    Twelve months ended March 31,
                                           1994            1993
                                          -------        -------
Sales Volumes -- MMcf (2)
  Residential                              52,634         50,895
  Commercial                               21,324         21,764
  Industrial (including agricultural)      34,800         28,626
  Public authority and other                5,351          3,984
                                          -------        -------
    Total                                 114,109        105,269

Transportation Volumes --
  MMcf (2)                                 38,226         34,399
                                          -------        -------
    Total Volumes Handled - MMcf (2)      152,335        139,668
                                          =======        =======
Operating Revenues (000's)
Gas Sales Revenues
  Residential                            $252,239       $230,097
  Commercial                               93,929         89,354
  Industrial (including agricultural)     105,946         81,452
  Public authority and other               22,978         16,363
                                         --------       --------
    Total Gas Sales Revenues              475,092        417,266
Transportation Revenues                    15,226         13,157
Other Revenues                              4,830          4,484
                                         --------       --------
    Total Operating Revenues             $495,148       $434,907
                                         ========       ========

Average Gas Sales Revenues per Mcf       $   4.16       $   3.96
Average Transportation Revenue per Mcf   $    .40       $    .38
Cost of Gas per Mcf Sold                 $   2.85       $   2.66


                       HEATING DEGREE DAYS

                    Weather
Service            Sensitive        Twelve months ended March 31,
 Area             Customers %           1994      1993     Normal
- --------------    -----------           -----     -----    ------
Texas                  47%              3,577     3,604     3,528
Kentucky               26%              4,358     4,174     4,376
Louisiana              11%              1,975     1,772     1,760
Colorado, Kansas
  and Missouri         16%              6,185     6,398     6,234
                      ----
System Average        100%              4,018     3,993     3,983


See footnotes on page 22.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of notes to consolidated financial statements on pages
14 and 15 herein for a description of legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Atmos Energy Corporation on February 9, 1994, 7,002,972 votes were cast as follows:

                                              VOTES       BROKER
                               VOTES FOR     WITHHELD    NON-VOTE
Election of Class II
Directors:

Carl S. Quinn                  6,907,719       95,253       0
Richard Ware II                6,911,149       91,823       0
Dewey G. Williams              6,882,741      120,231       0

The other directors will continue to serve in their positions for the remainder of their current terms. The term of the class III directors, Charles K. Vaughan and Phillip E. Nichol, will expire in 1995. The term of the class I directors, Travis W. Bain II, Dan Busbee and John W. Norris, Jr., will expire in 1996.

Following the annual meeting on February 9, 1994, the Board of Directors increased the number of directors to 10 and appointed Lee E. Schlessman of Denver, Colorado to the Board to fill the seat created by the increase. Mr. Schlessman is the former Chairman of GGC and will stand for election at the Company's 1995 annual meeting.

Item 5. Other Information

On May 11, 1994 Charles K. Vaughan, Chairman and Chief Executive Officer, announced that he has elected to retire October 1, 1994, although he will remain as chairman of the Board of Directors.
In anticiption of his retirement, Atmos President and Chief Operating Officer Ron Fancher will become president and chief executive officer on June 1, 1994.

Director Paul L. Bell of Dallas died on April 5, 1994.  Mr. Bell,
49, had served on the Atmos Energy Corporation Board of Directors since 1989. He was president and co-owner of Bell and Hocker
Inc., a commercial real estate company.


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

          None

    (b) Reports on Form 8-K

          On January 5, 1994, the Company filed a current report on Form 8-K, Items 2 and 7, reporting the acquisition of Greeley Gas Company ("GGC") on December 22, 1993. Historical financial statements of Greeley Gas Company for 1991 and 1992 were incorporated by reference to Atmos' Amendment No. 2 to Form S-4 (Reg. No. 33-67098) filed October 8, 1993. Unaudited pro forma condensed statements of income, combining Atmos and GGC operating results for 1991 and 1992 were also incorporated by reference to Atmos' Amendment No. 2 to Form S-4 (Reg. No. 33-67098) filed October 8, 1993.

          On January 31, 1994, the Company filed Form 8-K/A No. 1, completing Item 7 Financial Statements and Exhibits. It incorporated by reference the same historical and pro forma financial information listed above. It also included current interim financial statements of GGC for the nine months ended September 30, 1992 and 1993 and an unaudited pro forma combined income statement for Atmos and GGC for the twelve months ended September 30, 1993 and an unaudited pro forma balance sheet as of September 30, 1993.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ATMOS ENERGY CORPORATION
                                         (Registrant)





Date:  May 12, 1994            By:     /s/ JAMES F. PURSER
                                   ------------------------------
                                           James F. Purser
                                       Executive Vice President
                                      and Chief Financial Officer


Date:  May 12, 1994            By:   /s/ DAVID L. BICKERSTAFF
                                   ------------------------------
                                         David L. Bickerstaff
                                    Vice President and Controller
                                   (Principal Accounting Officer)