Form 10-K/A
ATMOS ENERGY CORP
filed 1994-06-30
CIK 731802

THIS DOCUMENT IS A COPY OF THE FORM 10-K/A NO. 1 PREVIOUSLY FILED ON
 JUNE 30, 1994 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.



           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                         FORM 10-K/A No. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the Fiscal Year ended September 30, 1993  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ___________ to ____________

Commission File Number   1-10042

                     ATMOS ENERGY CORPORATION
      (Exact name of registrant as specified in its charter)

             TEXAS                                 75-1743247
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                Identification No.)

Three Lincoln Centre, Suite 1800
5430 LBJ Freeway, Dallas, Texas                       75240
(Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code:(214) 934-9227

    Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
   Title of each class                      on which registered
--------------------------                -----------------------
Common Stock, No Par Value                New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:

                               None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X  .   No      .

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]





   The aggregate market value of the voting stock held by non-affiliates of the registrant was $202,925,470 as of December 1, 1993. On December 1, 1993, the registrant had 15,116,708 shares of common stock outstanding, as restated for the acquisition in December 1993 and the 3-for-2 stock split in May 1994.

                Documents Incorporated by Reference

   Portions of registrant's definitive proxy statement filed for the annual meeting of shareholders on February 9, 1994 are incorporated by reference into Part III.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ATMOS ENERGY CORPORATION
                                           (Registrant)


                                   By  /s/ JAMES F. PURSER
                                       -----------------------
                                           James F. Purser
                                  Executive Vice President and
                                     Chief Financial Officer


Date:  June 29, 1994






                                                     Exhibit 28
                                                     ----------
                                FORM 11-K

          FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE, SAVINGS
            AND SIMILAR PLANS PURSUANT TO SECTION 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993

                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

Commission File Number 2-89113



                  EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST
                FOR EMPLOYEES OF ATMOS ENERGY CORPORATION,
                  (As restated effective January 1, 1991)
              (Full title of the plan and the address of the
          plan, if different from that of the issuer named below)




                         ATMOS ENERGY CORPORATION
                     Three Lincoln Centre, Suite 1800
                             5430 LBJ Freeway
                           Dallas, Texas  75240
                  (Name of issuer of the securities held
                       pursuant to the plan and the
                address of its principal executive office)




















                  EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST
                 FOR EMPLOYEES OF ATMOS ENERGY CORPORATION
                  (As restated effective January 1, 1991)


                           FINANCIAL STATEMENTS
                        AND SUPPLEMENTAL SCHEDULES

                             DECEMBER 31, 1993

                                   with

                      REPORT OF INDEPENDENT AUDITORS





                                 CONTENTS


                                                           Page
                                                          Number
                                                          ------
Report of Independent Auditors

Financial Statements

  Statements of financial condition                         1

  Statements of income and changes in plan equity           2

  Notes to financial statements                             3


Supplemental Schedules

  Assets held for investment

  Transactions or series of transactions in excess of 5% of Plan assets





Report of Ernst & Young, Independent Auditors

The Employee Stock Ownership Plan Committee
Employee Stock Ownership Plan and Trust
  for Employees of Atmos Energy Corporation
  (As restated effective January 1, 1991)

We have audited the accompanying statements of financial condition of the Employee Stock Ownership Plan and Trust for Employees of Atmos Energy Corporation (As restated effective January 1, 1991) (the "Plan") as of December 31, 1993 and 1992, and the related statements of income and changes in plan equity for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Plan at December 31, 1993 and 1992, and the income and changes in plan equity for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment at December 31, 1993, and transactions or series of transactions in excess of 5% of Plan assets for the year ended December 31, 1993, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the 1993 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1993 financial statements taken as a whole.




                                         ERNST & YOUNG

Dallas, Texas
June 17, 1994





                  EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST
                 FOR EMPLOYEES OF ATMOS ENERGY CORPORATION
                  (As restated effective January 1, 1991)

                     STATEMENTS OF FINANCIAL CONDITION

                                            December 31,
                                      -------------------------
ASSETS                                   1993          1992
------                                -----------   -----------
Investments, at fair value (Notes
  2, 4 and 6):
  Common stock of Atmos Energy
    Corporation  (1993 - 1,529,117
    shares, cost of $18,389,063
    and 1992 - 1,368,867 shares,
    cost of $14,924,980)              $28,161,219   $21,445,582
  T. Rowe Price Prime Reserve Fund      1,476,700     1,713,148
  T. Rowe Price Spectrum Growth
    Fund (1993 - 4,301 shares, cost
    of $49,631)                            51,050             -
  T. Rowe Price Spectrum Income
    Fund (1993 - 14,959 shares,
    cost of $165,452)                     166,199             -
                                      -----------   -----------
    Total investments                  29,855,168    23,158,730


Receivables:
  Participants' salary reductions          85,929        77,835
  Company's matching contributions         62,024        58,810
  Miscellaneous                                50            11
                                      -----------   -----------
    Total receivables                     148,003       136,656

Cash                                           67        37,416
                                      -----------   -----------
    Total assets                      $30,003,238   $23,332,802
                                      ===========   ===========

LIABILITIES AND EQUITY
----------------------
Miscellaneous payables                          -        37,302
Plan equity                            30,003,238    23,295,500
                                      -----------   -----------
    Total liabilities and equity      $30,003,238   $23,332,802
                                      ===========   ===========


The accompanying notes are an integral part of these financial statements.

                   EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST
                  FOR EMPLOYEES OF ATMOS ENERGY CORPORATION
                   (As restated effective January 1, 1991)

               STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                                   Year ended December 31,
                            ------------------------------------
                                1993        1992          1991
                            ----------- -----------  -----------
Investment income (Note 2):
  Dividends on common stock $ 1,230,544 $ 1,120,492  $   975,188
  Interest income                53,778     108,187      192,744
                            ----------- -----------  -----------
    Net investment income     1,284,322   1,228,679    1,167,932

Net realized gain on
  disposition of invest-
  ments (Note 7)                580,948     602,195      195,686

Unrealized appreciation
  on investments (Note 6)     3,253,720      12,418    5,065,697

Contributions (Notes 1
  and 4):
  Participants' salary
    reductions                1,919,996   1,704,242    1,612,562
  Company's matching          1,441,311   1,341,177    1,290,619
  Company's discretionary     1,000,000           -            -
                            ----------- -----------  -----------
                              4,361,307   3,045,419    2,903,181

Annual distributions
  (Note 5)                     (202,749)   (200,295)    (250,733)

Distribution of dividends
  on common stock            (1,230,544) (1,119,848)    (973,695)

Withdrawals (Note 5)         (1,339,266) (2,529,961)  (1,114,894)
                            ----------- -----------  -----------
Increase in plan equity       6,707,738   1,038,607    6,993,174

Plan equity at beginning
  of year                    23,295,500  22,256,893   15,263,719
                            ----------- -----------  -----------
Plan equity at end of year  $30,003,238 $23,295,500  $22,256,893
                            =========== ===========  ===========





The accompanying notes are an integral part of these financial statements.

                  EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST
                  FOR EMPLOYEES OF ATMOS ENERGY CORPORATION
                   (As restated effective January 1, 1991)
                        NOTES TO FINANCIAL STATEMENTS



1.   Description of the Plan

     The following brief description of the Employee Stock Ownership Plan and Trust for Employees of Atmos Energy Corporation (As restated effective January 1, 1991) (the "Plan") is provided for general information only. Plan participants should refer to the Plan document for a more complete description of the Plan. The Plan is a trusteed defined contribution retirement benefit plan offered to eligible employees of Atmos Energy Corporation (the "Company" or "Atmos"). The Plan is to continue for an indefinite term and may be amended or terminated at any time by the Board of Directors of Atmos (the "Board"- ).

     The Plan is intended to meet the requirements of Sections 401(a) and 501(a) of the Internal Revenue Code of 1986 as amended (the "Code") and the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Plan is subject to certain provisions of ERISA relative to participation, vesting, and the fiduciary respon-sibility of plan administrators but is not subject to the provisions which deal with funding requirements, prohibitions against holding employer securities, or plan termination insurance.

     The Plan allows for the participation of all employees of the Company with at least one year of service (except leased employees and any employees covered by a collective bargaining agreement in which Plan participation has not been negotiated through good faith bargaining) effective on the earlier of January 1, April 1, July 1, or October 1 after which one year of service has been completed. Effective July 1, 1993, participation of an eligible employee may commence as of the first day of the calendar quarter after which one year of service has been completed.

     Contributions to the Plan include contributions withheld by the employer on behalf of each employee in the amount specified by the employee pursuant to a salary reduction agreement as well as matching employer contributions in an amount, determined by the Board, which is at least 25% of all or a portion of the employee's annual salary reduction unless the Company's financial condition warrants no matching contribution as determined at the sole discretion of the Board. Eligible employees may elect a salary reduction (not to exceed $8,994 in 1993, $8,728 in 1992, $8,475 in 1991) ranging from a minimum of 2%
     to a maximum of 10% of compensation. For the year ended December 31, 1993, the maximum employer matching contribution was set by the Board at 4% of compensation with such contributions being matched 100% by the Company. The Company may revoke or amend any participant's salary reduction agreement if necessary to ensure that (1) each participant's additions for any year will not exceed applicable Internal Revenue Service ("IRS") limitations and (2) Company matching contributions will be fully deductible for federal income tax purposes. The Plan also provides that a discretionary contribution may be made at the option of the Board and in an amount determined annually by the Board. The Plan received a $1,000,000 discretionary contribution for the year ended December 31, 1993. There were 1,357 participants who had an account balance in the stock purchase program of the Plan at December 31, 1993, 71, 46, and 48 of whom were also participants in the fixed income fund,
     T. Rowe Price Spectrum income fund and T. Rowe Price Spectrum growth fund, respectively.

     Effective January 1, 1991, the Plan was restated pursuant to the provisions of the Employee Stock Ownership Plan and Trust for Employees of Atmos Energy Corporation, as amended (the "Prior Plan"). The Plan allows certain participants' salary reductions made on or after January 1, 1993 to be invested in a diversified fund. A diversified fund is a fund managed by an individual qualified with respect to the Plan as an "investment manager" within the meaning of Section 3 (38) of ERISA, consisting of a fixed income fund, T. Rowe Price Spectrum income fund, and T. Rowe Price Spectrum growth fund and such other fund or funds as may be selected from time to time by the Committee. The restatement also incorporates changes required by the Tax Reform Act of 1986.

     While the Company has not expressed any intent to terminate the Plan, it is free to do so at any time. In the event of the dissolution, merger, consolidation or reorganization of the Company, the Plan shall terminate and the trust shall be liquidated, unless the Plan is continued by a successor. Upon such liquidation, all accounts shall be distributed to the participants.


2.   Significant accounting policies

     Investments in common stock, T. Rowe Price Spectrum Growth Fund and the Spectrum Income Fund are stated at market value, as determined by reference to published market data. Investments in the T. Rowe Price Prime Reserve fund are stated at cost, which approximates market value. Purchases and sales of securities are recorded on the trade date, and investment income is recorded on the accrual basis. Realized gains and losses from security transactions are reported on the average histori-cal cost method.


3.   Income taxes

     In April 1994, the IRS informed the Company that the Plan, as amended and restated, qualifies under Section 401(a) of the Code and the trust is exempt from federal income taxes under provisions of Section 501(a) of the Code.

     Generally, participants do not pay federal income taxes on salary reduction contributions, employer contributions or investment income until funds are withdrawn from the Plan. The foregoing abbreviated discussion of the federal income tax consequences resulting from participation in the Plan is not intended to include all tax aspects of such participation.

4.   Administration of the Plan and Plan Assets

     The Plan is administered by the Employee Stock Ownership Plan Committee (the "Committee") consisting of at least three persons who are ap-pointed by the Board. The members of the Committee serve at the pleasure of the Board without compensation. Their duties include supervising the Plan and determining whether any change of election, change of contribution, or withdrawal made by a participating employee is in accordance with the Plan. Certain administrative functions are performed by employees of the Company. No employee of the Company receives compensation from the Plan.

     In accordance with the Plan, the Company has appointed the Employee Stock Ownership Plan Trust Committee as Trustee of the Plan. The Trustee may be removed at the discretion of the Board. The Trustee shall vote any common stock held in the trust in accordance with directions received from the participating employees or at its discre-tion if there are no such directions. The Plan's assets, consisting of Atmos common stock and mutual fund shares, are held by T. Rowe Price Associates, Inc., the Custodian of the Plan. Substantially all expenses of the Plan are paid by the Company.

     Contributions to the Plan are held and managed by the Custodian, which invests cash received, interest income and dividend income and makes distributions to participants. All contributions to a participant's account are immediately and fully vested. For the 1993 and 1992 plan years, all contributions were invested primarily in common stock of the Company. The Plan purchases Atmos common stock as needed at current market value or from the Company as an original issue.

     With certain limitations, Company contributions, Plan expenses and dividends on shares of Atmos common stock held by the Plan are deduct-ible by the Company when paid.

     Prior to October 1, 1987, the Plan also invested in a fixed income fund. During October 1987, participants were given a one-time option of reinvesting fixed income funds in Atmos common stock. Fixed income funds not reinvested in Atmos common stock will remain in the Plan until withdrawn by the participants. Effective January 1, 1993, participants in the fixed income fund are allowed to invest in a diversified fund as discussed, in note 1 above.

     At December 31, 1993 and 1992, amounts held in the fixed income fund were invested in the T. Rowe Price Prime Reserve Fund.

5.   Distributions and withdrawals

     Dividends received on Atmos common stock, in accordance with the Plan, may be distributed to participants no later than 90 days after the Plan year-end. However, currently they are distributed quarterly.

     A participant may elect to receive an annual distribution of any employer matching or discretionary contribution that was allocated to his account at least two years prior to such election. These annual elections are made as of January 1.

     The annual distribution from the Plan is normally made in February of the following year. Information with respect to such distributions during the years indicated is set forth below:

                     Atmos common stock
                     ------------------
        Year                    Market
     distributed     Shares     value        Cash       Total
     -----------     ------    -------     --------    --------
       1993           6,410    $99,348     $103,401    $202,749
       1992           4,632    $71,024     $129,271    $200,295
       1991           5,634    $62,444     $188,289    $250,733

     Subsequent to year end, elections were made by plan participants for annual distributions of $260,682 in cash and 14,205 shares.

     In the event of retirement, death, termination due to disability or termination of employment for another reason, the participant is entitled to withdraw the entire amount from each of his accounts. Withdrawals from a participant's salary reduction account, as well as the employer matching and discretionary accounts, are also allowed upon proof of financial hardship meeting IRS "Safe Harbor" definitions or, if elected, subsequent to the participant's attaining age 59-1/2. Such withdrawal may be in the form of Atmos common stock or cash, as determined by the Committee. However, a participant has the right to have withdrawals made in the form of Atmos common stock upon written notice by the participant.

     Withdrawals from the Plan due to financial hardship or termination during the years ended December 31, 1993, 1992 and 1991 consisted of the following:

                     Atmos common stock
                     ------------------
        Year                    Market
     distributed     Shares     value        Cash       Total
     -----------     ------   --------     --------    --------
       1993          14,334   $284,077   $1,055,189  $1,339,266
       1992          56,463   $788,528   $1,741,433  $2,529,961
       1991          29,826   $381,033   $  733,861  $1,114,894

6.   Unrealized appreciation of investments

     Unrealized appreciation reflects the difference between quoted market price and cost of common stock held by the Plan. The following table presents the changes in unrealized appreciation of the investment in common stock for the years ended December 31, 1993, 1992 and 1991:

                                 1993        1992         1991
                              ----------  ----------   ----------
     Unrealized appreciation,
       beginning of year      $6,520,602  $6,508,184   $1,442,487
     Increase during the
       year, net               3,253,720      12,418    5,065,697
                              ----------  -----------  ----------
     Unrealized appreciation,
       end of year            $9,774,322  $6,520,602   $6,508,184
                              ==========  ===========  ==========

7.   Net realized gain on disposition of investments

     The cost of shares sold, distributed or withdrawn from the Plan represents the average historical cost of shares allocated to each participant's account.

     During the year ended December 31, 1993, certain participants elected to receive distributions from the Plan in cash. The Plan sold the common stock in the participants' accounts at market value, and the proceeds from such sales were remitted to the participants.

     The following summarizes the components of the net realized gain on disposition of investments for the years ended December 31, 1993, 1992 and 1991:

                                  1993        1992         1991
                                --------    --------     --------
Withdrawals and distributions
  of common stock (Note 5):
  Market value at date of
    withdrawal                  $383,424    $859,549     $443,477
  Cost                           218,196     586,633      325,840
                                --------    --------     --------
                                 165,228     272,916      117,637

Sales of common stock:
  Proceeds                       929,768     960,833      594,952
  Cost                           526,412     650,489      522,721
                                --------    --------     --------
                                 403,356     310,344       72,231
                                --------    --------     --------
Net realized gain on disposition
  of common stock                568,584     583,260      189,868

Gain on disposition of other
  investments                     12,364      18,935        5,818
                                --------    --------     --------
Net realized gain on disposition
  of investments                $580,948    $602,195     $195,686
                                ========    ========     ========

Disclosures of net realized gains (losses) on disposition of investments and unrealized appreciation (depreciation) of investments for compliance with Form 5500 reporting instructions require a revaluing of the cost of investments to the fair value at the beginning of the year or purchase price if acquired during the year. Consequently, this method results in a realized loss of $29,496 and an unrealized gain of $3,864,172 for the year ended December 31, 1993, and a realized loss of $87,593 and an unrealized gain of $702,206 for the year ended December 31, 1992, on the disposition of investments being reported on Form 5500.

8. Differences between financial statements and Form 5500 due to amounts allocated to withdrawn participants.

     The following is a reconciliation of plan equity per the financial statements to the Form 5500:

                                            December 31,
                                   ----------------------------
                                        1993            1992
                                   -----------     -----------
Plan equity per the financial
  statements                       $30,003,238     $23,295,500

Amounts allocated to withdrawn
  participants                         (37,098)        (32,169)
                                   -----------     -----------
Plan equity per the Form 5500      $29,966,140     $23,263,331
                                   ===========     ===========

The following is a reconciliation of withdrawals per the financial state-ments to the Form 5500:

                                   Year ended
                                   December 31,
                                      1993
                                   ------------
Withdrawals per financial
  statements                        $1,339,266

Add: Amounts allocated to
  withdrawn participants at
  December 31, 1993                     37,098

Less: Amounts allocated to
  withdrawn participants at
  December 31, 1992                    (32,169)
                                   -----------
Withdrawals per the Form 5500       $1,344,195
                                    ==========
Certain prior year balances related to amounts allocated to withdrawn participants have been restated to conform with current year presentations.

9. Allocation of assets and liabilities and plan equity to investment funds

                                                                                        December 31, 1993

                                                                         Spectrum      Spectrum
                                        Stock purchase  Fixed income      Growth        Income
                                            program        fund            fund          fund            Total
                                        --------------  ------------    ----------    ----------    ----------
       ASSETS
      -------
Investments, at fair value:
  Common stock of Atmos                    $28,161,219    $        -      $      -      $      -   $28,161,219
  T. Rowe Price Prime
   Reserve Fund                                      -     1,476,700             -             -     1,476,700
  T. Rowe Price Spectrum Growth Fund                 -             -        51,050             -        51,050
  T. Rowe Price Spectrum Income Fund                 -             -                     166,199       166,199
                                            ----------    ----------    ----------    ----------    ----------
       Total investments                    28,161,219     1,476,700        51,050       166,199    29,855,168

Receivables:
  Participants' contributions                   85,929             -             -             -        85,929
  Company's matching contributions              62,024             -             -             -        62,024
  Miscellaneous                                     50             -             -             -            50
                                            ----------    ----------    ----------    ----------    ----------
       Total receivables                       148,003             -             -             -       148,003

Cash                                                67             -             -             -            67
                                           -----------    ----------    ----------    ----------   -----------
Total Assets                               $28,309,289    $1,476,700       $51,050      $166,199   $30,003,238
                                           ===========    ==========    ==========    ==========   ===========

       LIABILITIES AND EQUITY
      -----------------------

Plan equity                                $28,309,289    $1,476,700       $51,050      $166,199   $30,003,238
                                           -----------    ----------    ----------    ----------   -----------
                                           $28,309,289    $1,476,700       $51,050      $166,199   $30,003,238
                                           ===========    ==========    ==========    ==========   ===========


9. Allocation of assets and liabilities and plan equity to investment funds (continued)

                                   December 31, 1992
                          --------------------------------------
                          Stock purchase Fixed income
                              program       fund         Total
                          -------------- ------------ ----------
    ASSETS
    ------
Investments, at fair value:
  Common stock of Atmos      $21,445,582  $        -  $21,445,582
    T. Rowe Price Prime
      Reserve Fund                     -   1,713,148    1,713,148
                             -----------  ----------  -----------
    Total investment          21,445,582   1,713,148   23,158,730

Receivables:
  Participants' contributions     77,835           -       77,835
  Company's matching
    contributions                 58,810           -       58,810
  Miscellaneous                       11           -           11
                             -----------  ----------  -----------
    Total receivables            136,656           -      136,656

Cash                              37,416           -       37,416
                             -----------  ----------  -----------

                             $21,619,654  $1,713,148  $23,332,802
                             ===========  ==========  ===========

    LIABILITIES AND EQUITY
    ----------------------

Miscellaneous payables       $    37,302  $        -  $    37,302
Plan equity                   21,582,352   1,713,148   23,295,500
                             -----------  ----------  -----------
                             $21,619,654  $1,713,148  $23,332,802
                             ===========  ==========  ===========

10. Allocation of income and changes in plan equity to investment funds

                                           Year ended December 31, 1993
                              ---------------------------------------------------------
                                                        Spectrum  Spectrum
                              Stock purchase Fixed inc.   Growth   Income
                                  program     fund         fund     fund         Total
                              -------------- ----------  -------  --------  -----------
Investment income:
  Dividends on common stock       $1,230,544 $        -  $     -  $      -  $ 1,230,544
  Interest income                          -     40,673    3,523     9,582       53,778
                                  ---------- ----------  -------  --------  -----------
     Net investment income         1,230,544     40,673    3,523     9,582    1,284,322

Net realized gain on
  disposition of investments         580,948          -        -         -      580,948

Unrealized appreciation on
  investments                      3,252,326          -    1,419       747    3,254,492

Contributions:
  Participants'                    1,827,187      8,494   37,112    46,842    1,919,635
  Company's matching               1,440,900          -        -         -    1,440,900
  Company's discretionary          1,000,000          -        -         -    1,000,000
                                  ---------- ----------  -------  --------  -----------
                                   4,268,087      8,494   37,112    46,842    4,360,535

Annual distributions               (196,872)    (5,877)        -         -    (202,749)

Distribution of dividends
  on common stock                (1,230,544)          -        -         -  (1,230,544)

Withdrawals                      (1,179,332)  (159,934)        -         -  (1,339,266)
                                 ----------- ----------  -------  --------  -----------
Increase (decrease) in plan
  equity                           6,725,157  (116,644)   42,054    57,171    6,707,738

Net transfers in (out)                 1,780  (119,804)    8,996   109,028           -
Plan equity at beginning of year  21,582,352  1,713,148        -         -   23,295,500
                                 ----------- ----------  -------  --------  -----------
Plan equity at end of year       $28,309,289 $1,476,700  $51,050  $166,199  $30,003,238
                                 =========== ==========  =======  ========  ===========

10. Allocation of income and changes in plan equity to investment funds (continued)

                               Year ended December 31, 1992
                          --------------------------------------
                          Stock purchase Fixed income
                              program       fund         Total
                          -------------- ------------ ----------

Investment income:
  Dividends on common stock $ 1,120,492  $        -  $ 1,120,492
  Interest income                 2,563     105,624      108,187
                            -----------  ----------  -----------
    Net investment income     1,123,055     105,624    1,228,679

Net realized gain on
  disposition of investments    586,647      15,548      602,195

Unrealized appreciation on
  investments                    12,418           -       12,418

Contributions:
  Participants'               1,704,242           -    1,704,242
  Company's matching          1,341,177           -    1,341,177
                            -----------  ----------  -----------
                              3,045,419           -    3,045,419

Annual distributions           (186,207)    (14,088)    (200,295)

Distribution of dividends
  on common stock            (1,119,848)          -   (1,119,848)

Withdrawals                  (1,815,169)   (714,792)  (2,529,961)
                            -----------  ----------  -----------

Increase (decrease) in
  plan equity                 1,646,315    (607,708)   1,038,607

Plan equity at beginning
  of year                    19,936,037   2,320,856   22,256,893
                            -----------  ----------  -----------
Plan equity at end of year  $21,582,352  $1,713,148  $23,295,500
                            ===========  ==========  ===========

10. Allocation of income and changes in plan equity to investment funds (continued)

                               Year ended December 31, 1991
                          --------------------------------------
                          Stock purchase Fixed income
                              program       fund         Total
                          -------------- ------------ ----------

Investment income:
  Dividends on common stock $   975,188 $         -  $   975,188
  Interest income                 8,078     184,666      192,744
                            -----------  ----------  -----------
    Net investment income       983,266     184,666    1,167,932

Net realized gain on
  disposition of investments    189,868       5,818      195,686

Unrealized appreciation on
  investments                 5,065,697           -    5,065,697

Contributions:
  Participants'               1,612,562           -    1,612,562
  Company's matching          1,290,619           -    1,290,619
                            -----------  ----------  -----------
                              2,903,181           -    2,903,181

Annual distributions           (238,906)    (11,827)    (250,733)

Distribution of dividends
  on common stock              (973,695)          -     (973,695)

Withdrawals                    (895,325)   (219,569)  (1,114,894)
                            -----------  ----------  -----------

Increase (decrease) in
  plan equity                 7,034,086     (40,912)   6,993,174

Plan equity at beginning
  of year                    12,901,951   2,361,768   15,263,719
                            -----------  ----------  -----------

Plan equity at end of year  $19,936,037  $2,320,856  $22,256,893
                            ===========  ==========  ===========

          EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST FOR EMPLOYEES OF
      ATMOS ENERGY CORPORATION (As restated effective January 1, 1991)
                         ASSETS HELD FOR INVESTMENT

                              December 31, 1993

Description                     Shares       Cost      Fair value
-----------                    --------- -----------  -----------

Atmos Energy Corporation
    common stock               1,529,117 $18,389,063  $28,161,219
                               ========= ===========  ===========
T. Rowe Price Prime Reserve
    Fund                                 $ 1,476,700  $ 1,476,700
                                         ===========  ===========
T. Rowe Price Spectrum
    Income Fund                   14,959 $   165,452  $   166,199
                               ========= ===========  ===========
T. Rowe Price Spectrum
    Growth Fund                    4,301 $    49,631  $    51,050
                               ========= ===========  ===========

                  EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST FOR EMPLOYEES
          OF ATMOS ENERGY CORPORATION (As restated effective January 1, 1991)
        TRANSACTIONS OR SERIES OF TRANSACTIONS IN EXCESS OF 5% OF PLAN ASSETS

                                                   Year ended December 31, 1993

                                                                   Expenses
                                Number                             incurred           Current value
                                  of                                 with              of asset on        Net
Identity of      Description    trans-     Purchase    Selling      trans-    Cost of   transaction      gain
party involved     of asset    actions       price      price       action     asset       date         (loss)
--------------   ------------  --------    --------    --------   --------    -------   -----------     -------

Category (iii) - Series of transactions in excess of 5 percent of plan assets
-----------------------------------------------------------------------------

Atmos Energy     Atmos Common       45   $4,225,511           -       -    $4,225,511    $4,225,511          -
   Corp.           Stock

Atmos Energy     Atmos Common       33            -  $1,330,012       -      $761,428    $1,330,012   $568,584
   Corp.           Stock

There were no category (i), (ii), or (iv) reportable transactions during the fiscal year ended December 31, 1993.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the members of the Employee Stock Ownership Plan Committee of the Employee Stock Ownership Plan and Trust for Employees of Atmos Energy Corporation, as amended, have duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EMPLOYEE STOCK OWNERSHIP PLAN AND
                                     TRUST FOR EMPLOYEES OF ATMOS ENERGY
                                     CORPORATION
                                     (As restated effective January 1,
                                     1991)




                    By:         /s/ DON E. JAMES
                         ---------------------------------------
June 29, 1994            Don E. James, Chairman of the Committee

                               EXHIBITS INDEX

                                               Page number or
 Exhibit                                      incorporation by
 numbers               Description              reference to

 -------               -----------            ----------------

    4     Instruments defining rights of
          security holders:

          (a)  Employee Stock Ownership     Exhibit (4)(a) of
               Plan and Trust of Employees  Form 11-K for the
               of Atmos Energy Corporation  year ended December
               (As restated effective       31, 1991
               January 1, 1991)


          (b)  Amendment 1 to the Employee  Exhibit (4)(b) of
               Stock Ownership Plan and     Form 11-K for the
               Trust for Employees of       year ended December
               Atmos Energy Corporation     31, 1992
               (As restated effective
               January 1, 1991) dated June
               12, 1992


          (c)  Amendment 2 to the Employee  Exhibit (4)(c) of
               Stock Ownership Plan and     Form 11-K for the
               Trust for Employees of       year ended December
               Atmos Energy Corporation     31, 1992
               (As restated effective
               January 1, 1991) dated May
               10, 1993

    23    Consent of independent auditors