Form 10-Q
period 1994-06-30
ATMOS ENERGY CORP
filed 1994-08-11
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-Q
(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

Number of shares outstanding of each of the issuer's classes of common stock, as of July 27, 1994.

            Class                        Shares Outstanding
        ------------                     ------------------
        No Par Value                          15,261,505





PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                     ATMOS ENERGY CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)

                                          June 30,  September 30,
                                           1994         1993
                                         ---------  -------------
ASSETS                                  (Unaudited)
Property, plant and equipment            $537,276       $501,512
Less accumulated depreciation and
  amortization                            218,199        202,237
                                         --------       --------
  Net property, plant and equipment       319,077        299,275
Current assets
  Cash and cash equivalents                   961          2,286
  Accounts receivable, net                 36,801         29,200
  Inventories                               6,025          6,064
  Gas stored underground                    8,596         17,603
  Other current assets                      2,340          4,240
                                         --------       --------
    Total current assets                   54,723         59,393
Deferred charges and other assets          37,374         32,950
                                         --------       --------
                                         $411,174       $391,618
                                         ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
  Common stock outstanding: 15,249,954
    shares at 6/30/94 and 14,868,902
    shares at 9/30/93                    $     76       $     74
  Additional paid-in capital              101,476         94,279
  Retained earnings                        54,811         45,076
                                         --------       --------
    Total shareholders' equity            156,363        139,429
Long-term debt                             98,303        105,853
                                         --------       --------
    Total capitalization                  254,666        245,282
Current liabilities
  Current maturities of long-term debt      4,000          6,300
  Notes payable to banks                   33,600         35,700
  Accounts payable                         31,667         27,803
  Taxes payable                             7,442          3,797
  Customers' deposits                       8,167          7,862
  Other current liabilities                 8,608          6,455
                                         --------       --------
    Total current liabilities              93,484         87,917
Deferred income taxes                      30,200         32,614
Deferred credits and other liabilities     32,824         25,805
                                         --------       --------
                                         $411,174       $391,618
                                         ========       ========

See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                            Three months ended
                                                 June 30,
                                         -----------------------
                                            1994          1993
                                         --------       --------
Operating revenues                       $ 90,013       $ 91,219
Purchased gas cost                         58,223         56,756
                                         --------       --------
  Gross profit                             31,790         34,463

Operating expenses
  Operation                                20,796         20,543
  Maintenance                               1,634          1,626
  Depreciation and amortization             4,941          4,454
  Taxes, other than income                  3,673          3,640
  Income taxes (benefit)                     (687)           353
                                          -------       --------
    Total operating expenses               30,357         30,616
                                          -------       --------
Operating income                            1,433          3,847

Other income                                  203             73

Interest charges                            2,860          3,089
                                          -------       --------
Net income (loss)                         $(1,224)       $   831
                                          =======        =======
Net income (loss) per share               $  (.08)       $   .06
                                          =======        =======
Cash dividends per share
  (See Note 2)                            $   .22        $   .21
                                          =======        =======
Average shares outstanding                 15,233         14,681
                                          =======        =======












See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                            Nine months ended
                                                June 30,
                                         -----------------------
                                           1994           1993
                                         --------       --------
Operating revenues                       $422,458       $388,157
Purchased gas cost                        282,881        252,450
                                         --------       --------
  Gross profit                            139,577        135,707

Operating expenses
  Operation                                67,815         62,569
  Maintenance                               4,630          4,595
  Depreciation and amortization            14,280         13,353
  Taxes, other than income                 14,020         13,632
  Income taxes                             10,752         11,104
                                         --------       --------
    Total operating expenses              111,497        105,253
                                         --------       --------

Operating income                           28,080         30,454

Other income                                  288            589

Interest charges                            9,262          9,687
                                         --------       --------
Net income                               $ 19,106       $ 21,356
                                         ========       ========
Net income per share                     $   1.26       $   1.47
                                         ========       ========
Cash dividends per share
  (See Note 2)                           $    .66       $    .64
                                         ========       ========
Average shares outstanding                 15,168         14,556
                                         ========       ========












See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                           Twelve months ended
                                                 June 30,
                                         -----------------------
                                           1994            1993
                                         --------       --------
Operating revenues                       $493,942       $455,346
Purchased gas cost                        326,963        294,452
                                         --------       --------
  Gross profit                            166,979        160,894

Operating expenses
  Operation                                88,025         81,652
  Maintenance                               6,370          5,939
  Depreciation and amortization            18,246         17,334
  Taxes, other than income                 17,194         16,624
  Income taxes                              9,721          9,038
                                         --------       --------
    Total operating expenses              139,556        130,587
                                         --------       --------
Operating income                           27,423         30,307

Other income                                  249            422

Interest charges                           12,377         12,899
                                         --------       --------
Net income                               $ 15,295       $ 17,830
                                         ========       ========
Net income per share                     $   1.02       $   1.26
                                         ========       ========
Cash dividends per share
  (See Note 2)                           $    .87       $    .85
                                         ========       ========
Average shares outstanding                 15,045         14,142
                                         ========       ========












See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (In thousands)

                                             Nine months ended
                                                  June 30,
                                         -----------------------
                                            1994           1993
                                         --------       --------
Cash Flows From Operating Activities
  Net income                             $ 19,106       $ 21,356
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
      Depreciation and amortization
        Charged to depreciation and
          amortization                     14,280         13,353
        Charged to other accounts           2,092          3,032
      Deferred income taxes                (2,414)         1,832
      Other                                   605            390
                                         --------       --------
                                           33,669         39,963
    Net change in operating assets and
      liabilities                          15,302          6,127
                                         --------       --------
    Net cash provided by operating
      activities                           48,971         46,090

Cash Flows From Investing Activities
  Capital expenditures                    (35,682)       (30,387)
  Retirements of property, plant and
    equipment                                (492)            57
                                         --------       --------
    Net cash used in investing activities (36,174)       (30,330)

Cash Flows From Financing Activities
  Net decrease in notes payable to banks   (2,100)       (12,153)
  Cash dividends and distributions paid    (9,371)        (7,089)
  Repayment of long-term debt              (9,850)        (4,800)
  Issuance of common stock                  7,199          8,736
                                         --------       --------
    Net cash used in financing
      activities                          (14,122)       (15,306)
                                         --------       --------
Net increase (decrease) in cash and cash
  equivalents                              (1,325)           454
Cash and cash equivalents at beginning
  of period                                 2,286          3,144
                                         --------       --------
Cash and cash equivalents at end
  of period                              $    961       $  3,598
                                         ========       ========


See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          June 30, 1994


1.  Unaudited interim financial information
In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other fac-tors, the results of operations for the nine month period ended June 30, 1994 are not indicative of expected results of opera-tions for the year ending September 30, 1994. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements in the Form 8-K of Atmos Energy Corporation ("Atmos" or the "Company"), filed July 21, 1994, restating Atmos' 1993 financial statements to include Greeley Gas Company (See Note 2).

Deferred charges and other assets - Deferred charges and other assets at June 30, 1994 and September 30, 1993 include assets of the Company's qualified defined benefit retirement plans in excess of the plans' recorded obligations in the amounts of $12,528,000 and $13,289,000, respectively, and Company assets related to the Company's nonqualified retirement plans at June 30, 1994 and September 30, 1993 of $16,640,000 and $12,758,000,
respectively.

Stock split - As of June 30, 1994, the Company had 50,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 15,249,954 shares outstanding. On February 9, 1994, the Board of Directors of Atmos approved a three-for-two split of its common stock implemented in the form of a stock dividend, which resulted in shareholders receiving one new share for every two shares previously held. Fractional shares were not issued but were paid in cash or credited to the accounts of participants of the Dividend Reinvestment and Stock Purchase Plan ("DRSPP") and ESOP. The record date for the split was May 4, 1994 and the payment date for mailing the new shares and cash for fractional shares to shareholders was May 16, 1994. Shares outstanding increased from approximately 10 million to slightly more than 15 million. All share information in this report is adjusted for the 3-for-2 stock split unless otherwise noted.

Reclassifications - Certain prior period balances have been reclassified to be consistent between Atmos and Greeley Gas
Company (see Note 2) and to make classification of prior year amounts consistent with the 1994 presentation.

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

GGC was a privately owned natural gas utility and is engaged in the distribution and sale of natural gas to residential, commer-cial, industrial, agricultural, and other customers throughout
Colorado, Kansas, and a small portion of Missouri.

This transaction was accounted for as a pooling of interests; therefore, prior year financial statements have been restated to reflect this merger. GGC prepared its financial statements on a December 31 fiscal year end. GGC's fiscal year has been changed to September 30 to conform to the Company's year end. The Sep-tember 30, 1993 balances, as presented, are the combined balances of Atmos and GGC reflecting the pooling of interests of the companies that occurred on December 22, 1993. The restated consolidated statements of income and cash flows presented herein for the three-month, nine-month and twelve-month periods ended June 30, 1994 and 1993 include GGC's operating results for the full period presented. Results of operations for the previously separate enterprises for the three months ended June 30, 1994 and 1993 are summarized as follows:

                                     Three months ended June 30,
                                         -----------------------
                                           1994           1993
                                         --------       --------
                                             (In thousands)
Operating revenue:
  Atmos                                  $ 76,768       $ 77,176
  GGC                                      13,245         14,043
                                         --------       --------
                                         $ 90,013       $ 91,219
                                         ========       ========
Net income (loss):
  Atmos                                  $    (32)      $  1,256
  GGC                                      (1,192)          (425)
                                         --------       --------
                                         $ (1,224)      $    831
                                         ========       ========

Operating revenue and net income included in the Company's conso-lidated statements of income for the nine months ended June 30, 1994 and 1993 are as follows:

                                       Nine months ended June 30,
                                         -----------------------
                                           1994            1993
                                         --------       --------
                                              (In thousands)
Operating revenue:
  Atmos                                  $353,627       $325,747
  GGC                                      68,831         62,410
                                         --------       --------
                                         $422,458       $388,157
                                         ========       ========
Net income:
  Atmos                                  $ 15,161       $ 18,016
  GGC                                       3,945          3,340
                                         --------       --------
                                         $ 19,106       $ 21,356
                                         ========       ========



Operating revenue and net income included in the Company's con-solidated statements of income for the twelve months ended June
30, 1994 and 1993 are as follows:

                                    Twelve months ended June 30,
                                         -----------------------
                                           1994            1993
                                         --------       --------
                                              (In thousands)
Operating revenue:
  Atmos                                  $416,375       $384,691
  GGC                                      77,567         70,655
                                         --------       --------
                                         $493,942       $455,346
                                         ========       ========
Net income:
  Atmos                                  $ 11,924       $ 16,009
  GGC                                       3,371          1,821
                                         --------       --------
                                         $ 15,295       $ 17,830
                                         ========       ========

The dividends per share presentation on the consolidated state-ment of income reflects historical Atmos dividends per share and has not been restated under the pooling of interests method of accounting for the merger. The historical and restated cash dividends and distributions per share of Atmos are as follows:

                                    Three months ended June 30,
                                         -----------------------
                                           1994            1993
                                         --------       --------
Historical Atmos cash
  dividends per share                      $.22            $.21
Restated cash dividends and
  distributions per share,
  including GGC                            $.22            $.17


                                       Nine months ended June 30,
                                         -----------------------
                                           1994            1993
                                         --------       --------
Historical Atmos cash
  dividends per share                      $.66            $.64
Restated cash dividends and
  distributions per share,
  including GGC                            $.62            $.49


                                    Twelve months ended June 30,
                                         -----------------------
                                           1994            1993
                                         --------       --------
Historical Atmos cash
  dividends per share                      $.87            $.85
Restated cash dividends and
  distributions per share,
  including GGC                            $.80            $.65


3.  Accounting for income taxes
Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") and, as permitted under the new rules, prior years' financial statements have not been restated. A regulatory liability reflecting the expected future rate treat-ment of approximately $2,673,000 in deferred tax deductions has been recorded in accordance with SFAS No. 109 and is included in other deferred credits. The effect of applying the new standard in the first nine months of fiscal 1994 had no significant effect on net income.

This standard changes the Company's method of accounting for income taxes from the deferred method (APB 11) to the liability method. Previously the Company deferred the past tax effects of timing differences between financial reporting and taxable in-come. Under the liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects of differences between the financial statement carry-ing amounts of existing assets and liabilities and their respec-tive tax bases.

4.  Other postretirement benefits

Effective October 1, 1993, the Company adopted Financial Account-ing Standards No. 106 ("SFAS No. 106"), the "Employers' Account-ing for Postretirement Benefits Other Than Pensions". SFAS No. 106 focuses principally on postretirement health care benefits and will significantly change the practice of accounting for postretirement benefits on a pay-as-you-go basis by requiring accrual of such benefit costs on an actuarial basis over the active service period of employees to the date of full eligibili-ty for such benefits. The Company is amortizing on a straight line basis the initial transition obligation of $33,354,000 over 20 years. The effect of adopting the new rules increased net periodic postretirement benefit cost for the nine months ended June 30, 1994 by $2,231,000 and decreased net income for the period by $1,427,000.

Atmos sponsors two defined benefit postretirement plans other than pensions. One plan provides medical, dental, vision and life insurance benefits to retired employees of Greeley Gas Company. The other offers medical benefits to all other Atmos employees. Substantially all of the Company's employees may become eligible for these benefits if they reach retirement age while working for the Company and attain 10 consecutive years of service. Both the plan participant and the participant's spouse are required to contribute under these plans. The Atmos plan is not currently funded. During the quarter ended June 30, 1994, the Company made its first payment to the external trust set up to fund SFAS No. 106 costs in excess of the pay-as-you-go cost in Kansas in accordance with an order of the Kansas Corporation Commission. The amount of funding will ultimately depend upon the ratemaking treatment allowed in the Company's various rate jurisdictions.

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
                                                  ========


In the latest actuarial calculation of the accrued postretirement benefits liability, the assumed health care cost trend rate used to estimate the cost of postretirement benefits was 10.5% for the 1993-1994 year and is assumed to decrease gradually to 5.0% for 1999-2000 and remain at that level thereafter. Similarly, the dental trend rate is 8.0% for the 1993-1994 year and gradually decreases to 5.0% for 1999-2000 and remains level thereafter.
The trend for vision benefits is assumed to remain level for all years at 4.5%. The effect of a 1% increase in the assumed health care cost trend rate for each future year is $410,000 on the annual aggregate of the service and interest cost components of net periodic postretirement benefit costs and $2,793,000 on the accumulated postretirement benefit obligation as of September 30, 1993. Other assumptions used in postretirement benefit account-ing are as follows:

Discount rate - rate at which liabilities
  could be settled                                     7.0%
Rate of increase in compensation levels                5.0%

The Company is currently allowed to recover other postretirement benefit ("OPEB") costs through its regulated rates on a pay-as-you-go basis in a majority of its service areas. It is allowed to recover OPEB costs in its remaining service areas under SFAS No. 106 accrual accounting. The rate recovery of SFAS No. 106 cost by jurisdiction is discussed below. Management believes that accrual accounting in accordance with SFAS No. 106 is appro-priate and will seek rate recovery of accrual-based expenses in all of its ratemaking jurisdictions. The portion of the addi-tional expense in excess of the pay-as-you-go amount that will immediately or ultimately be allowed in rates cannot presently be determined. The difference of $2,231,000 between the level of expense using SFAS No. 106 and that using the prior accounting method for the nine months ended June 30, 1994 was expensed and no regulatory asset was recorded.

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

In May 1993, the Company filed rate requests which included SFAS No. 106 costs in Fritch and Sanford, Texas and for the surround-ing environs. The rates for the environs are subject to the jurisdiction of the Railroad Commission of Texas ("Railroad Commission"). In its order of August 30, 1993, the Railroad Commission approved recovery of SFAS No. 106 costs and internal funding.

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

The ultimate impact of the adoption of SFAS No. 106 on the Com-pany's financial position and results of operations will not be known with certainty until the regulatory treatment that will be allowed in each of the Company's ratemaking jurisdictions is determined.

5.  Postemployment benefits

The Company also provides postemployment benefits, primarily workers' compensation and long-term disability insurance, to former or inactive employees after employment but before retire-ment. The Financial Accounting Standards Board has issued State-ment of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"), which applies to such benefits and will be effective for the Company's 1995 fiscal year. Under SFAS No. 112, employers are required to recognize the obligation to provide postemployment benefits if certain conditions are met. Postemployment benefit costs are currently recorded and recovered in rates on the pay-as-you-go basis. The rate treatment of SFAS No. 112 accrual based costs has not been determined at this time. The reduction in future earnings, if any, that would result from this accrual would be offset to the extent that it is approved to be recovered in rates. Based on a preliminary actuarial study, the Company currently estimates the cumulative effect of implementation of SFAS No. 112 and the increase in future annual costs to be mini-mal.

6.  Contingencies
On March 15, 1991, suit was filed in the 15th Judicial District Court of Lafayette Parish, Louisiana, by the "Lafayette Daily Advertiser" and others against the Trans La Division, Trans Louisiana Industrial Gas Company, Inc. ("TLIG"), a wholly owned subsidiary of the Company, and Louisiana Intrastate Gas Corpora-tion and certain of its affiliates ("LIG"). LIG is the Company's primary supplier of natural gas in Louisiana and is not otherwise affiliated with the Company.

The plaintiffs purported to represent a class consisting of all residential and commercial gas customers in the Trans La Divi-sion's service area. Among other things, the lawsuit alleged that the defendants violated antitrust laws of the state of Louisiana by manipulating the cost-of-gas component of the Trans La Division's gas rate to the purported customer class, thereby causing such purported class members to pay a higher rate. The plaintiffs made no specific allegation of an amount of damages.

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

On January 19, 1993, the Louisiana Supreme Court issued a deci-sion reversing in part the lower courts' rulings, dismissing all of plaintiffs' claims against the defendants which seek damages due to alleged overcharges and further ruling that all such claims are within the exclusive jurisdiction of the Louisiana Commission. Any claims which seek damages other than overcharges were remanded to the trial court but were stayed pending the completion of the Louisiana Commission proceeding referred to below.

The Louisiana Commission has instituted a docketed proceeding for the purpose of investigating the costs included in the Trans La Division's purchased gas adjustment component of its rates. Both the Trans La Division and LIG are parties to the proceeding.
Much of the discovery in this proceeding has been conducted and a procedural schedule has been established. The Company believes the allegations as they relate to the Company, whether brought in court or at the Louisiana Commission, are without merit, and that the chances of a material adverse outcome are remote. The Com-pany will continue to vigorously protect its interest in this matter.

From time to time, claims are made and lawsuits are filed against the Company arising out of the ordinary business of the Company. In the opinion of the Company's management, liabilities, if any, arising from these actions are either covered by insurance, adequately reserved for by the Company or would not have a mate-rial adverse effect on the financial condition of the Company.

7.  Long-term and short-term debt

During the nine months ended June 30, 1994, the Company paid installments due of $3,000,000 on its 9.75% Senior Notes, $2,000,000 on its 11.2% Senior Notes, and paid the balance of $3,250,000 on its 13.75% Series I, First Mortgage Bonds, and $1,600,000 on its 13% Series G, First Mortgage Bonds.

At June 30, 1994, the Company had committed, short-term, unse-cured bank credit facilities totaling $72,000,000, all of which was unused. The Company also had aggregate uncommitted lines of $120,000,000, of which $86,400,000 was unused at June 30, 1994.

8. Statements of cash flows

Supplemental disclosures of cash flow information for the nine-month periods ended June 30, 1994 and 1993 are presented below.

                                     Nine months ended
                                          June 30,
                                    -------------------
                                     1994         1993
                                    ------       ------
                                      (In thousands)
Cash paid for
  Interest                         $10,806      $11,646
  Income taxes                       6,370        7,564

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of June 30, 1994, and the related condensed consolidated statements of income for the three-month and nine-month periods ended June 30, 1994 and the condensed consolidated statement of cash flows for the nine-month period ended June 30, 1994. These financial statements are the responsibility of the Company's management. We did not make a similar review of the condensed consolidated financial state-ments for the three-month and nine-month periods ended June 30, 1993.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit con-ducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifica-tions that should be made to the accompanying condensed consoli-dated financial statements at June 30, 1994, and for the three-month and nine-month periods then ended for them to be in confor-mity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Atmos Energy Corporation as of September 30, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated November 10, 1993, except for Notes 2 and 5, as to which the date is February 9, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                              ERNST & YOUNG LLP

Dallas, Texas
August 5, 1994

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

Revenues and sales volume statistics for the three-month, nine-month and twelve-month periods ended June 30, 1994 and 1993 appear on pages 23-25. Meters in service are as follows:

                                                 June 30
                                          ---------------------
                                           1994            1993
                                          -------        -------
Meters in Service
  Residential                             564,149        551,505
  Commercial                               59,683         57,961
  Industrial (including agricultural)      19,718         20,102
  Public authority and other                4,954          4,794
                                          -------        -------
    Total                                 648,504        634,362
                                          =======        =======
Rate Activity

Rate activity through September 1993 was discussed in the Company's 1993 Annual Report to Shareholders. Changes in pending rate matters and new developments since September 1993 are dis-cussed below.

There has been no change in status of the Company's appeal re-garding the effective date of its last rate increase in Kentucky. The Company lost the issue at the trial court level. If the Company is successful, it could recover approximately $1.0 mil-lion in additional revenue; if it is unsuccessful, there would be no impact on its revenue.

In December 1993, the Company received an order from the Kentucky Commission approving a large volume sales program and a revised gas cost adjustment method. Also in December 1993, the Kentucky Commission issued an order in a generic proceeding relating to the implications of FERC Order 636 on local distribution com-panies ("LDCs"). The order permitted the LDCs to flow through Order 636 transition costs incurred from their pipeline suppli-ers.

On March 1, 1994, the Company implemented an increase of $1.1 million or 2.7% under its second annual rate stabilization clause filing in Louisiana.

In February 1993, the city of Amarillo, Texas appealed the Rail-road Commission's November 1992 rate order to the District Court of Travis County, Texas. In January 1994, the District Court denied the city's appeal. The city has appealed to the Court of Appeals.

GGC filed a request for an increase in annual revenues of $4.5 million with the Colorado Public Utility Commission ("Colorado Commission") in September, 1993. On May 1, 1994, the Company implemented an annual increase of $3.2 million or 6.9%. The new rates reflect settlement of all issues and recovery of accrual accounting of postretirement benefits in accordance with SFAS No.
106. Following issuance of an order by the Colorado Commission, Phase 2 of the rate proceeding will commence, which will address rate redesign issues.

Effective December 1, 1993, GGC received an annual rate increase of approximately $2.1 million or 10.6% in its Kansas service area. The settlement included recovery of SFAS No. 106 costs with external funding and a moratorium on rate requests in Kansas until December 1, 1996.

In 1992 the Federal Energy Regulatory Commission (FERC) issued an order ("Order 636") which continues past FERC initiatives to substantially restructure the interstate natural gas pipeline industry by unbundling the availability and pricing of interstate pipeline services. The Company intervened in the restructuring proceedings of the interstate pipelines that serve its various service areas and actively participated in the proceedings of its major suppliers. New service agreements for its Western Kentucky Division became effective in September and November 1993 with Tennessee Gas and Texas Gas, respectively. Prior to October 1993, GGC purchased a portion of its natural gas supplies from interstate pipeline companies. It now has term commitments for the transportation of natural gas with the interstate pipelines but must secure that portion of its natural gas supplies previ-ously purchased from them from other parties. The Company be-lieves it has restructured its portfolio of natural gas supplies and pipeline services under Order 636 to replace the traditional pipeline sales service and enable it to continue to provide adequate and reliable service to its customers in 1994.

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

FINANCIAL CONDITION

For the nine months ended June 30, 1994, net cash provided by operating activities totaled $49.0 million compared with $46.1 million for the nine months ended June 30, 1993. Net operating assets and liabilities decreased $15.3 million for the nine months ended June 30, 1994 compared with a decrease of $6.1 million for the nine months ended June 30, 1993. Due to the seasonal nature of the natural gas distribution business, large swings in accounts receivable, accounts payable and inventories of gas in underground storage will occur when entering and leav-ing the winter or heating season.

Major cash flows from investing activities for the nine months ended June 30, 1994 included capital expenditures of $35.7 mil-lion compared with $30.4 million for the nine months ended June 30, 1993. The capital expenditures budget for fiscal year 1994 is currently $52.6 million, as compared with actual capital expenditures of $44.8 million in fiscal 1993. Capital projects planned for 1994 include major expenditures for mains, services, meters, vehicles and computer software. These expenditures will be financed from internally generated funds and financing activi-ties.

For the nine months ended June 30, 1994, cash used in financing activities amounted to $14.1 million compared with $15.3 million for the nine months ended June 30, 1993. During the nine months ended June 30, 1994, notes payable to banks was reduced $2.1 million, as compared with $12.2 million for the nine months ended June 30, 1993. Payments of long-term debt increased $5.1 million to $9.9 million for the nine months ended June 30, 1994. Pay-ments of long-term debt consisted of a $3.0 million installment on the Company's 9.75% Senior Notes due in 1996, a $2.0 million installment on the 11.2% Senior Notes, the balance of $3.25 million on the 13.75% Series I First Mortgage Bonds and the balance of $1.6 million on the 13% Series G First Mortgage Bonds. The Company paid $9.4 million in cash dividends and distributions during the nine months ended June 30, 1994, compared with $7.1 million paid during the nine months ended June 30, 1993. This reflects an increase in the quarterly dividend rate and an in-creased number of shares outstanding. During the nine months ended June 30, 1994, the Company issued common stock in connec-tion with the merger, under its Employee Stock Ownership Plan ("ESOP"), under its Restricted Stock Grant Plan and under its Dividend Reinvestment and Stock Purchase Plan ("DRSPP"). In the quarter ended December 31, 1993, the Company registered an addi-tional 700,000 shares (pre-split) of common stock with the Secu-rities and Exchange Commission for future issuance under the DRSPP.

On February 9, 1994, the Board of Directors of Atmos approved a 3-for-2 split of its common stock implemented in the form of a stock dividend, which resulted in shareholders receiving one new share for every two shares previously held. Fractional shares were not issued but were paid in cash or credited to the accounts of participants of the DRSPP and ESOP. The record date for the split was May 4, 1994 and the payment date for mailing the new shares and cash for fractional shares to shareholders was May 16, 1994. Shares outstanding increased from approximately 10 million to slightly more than 15 million.

The Company believes that internally generated funds, its short-term credit facilities and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 1994. At June 30, 1994 the Company had $72.0 million of committed short-term credit facilities, all of which was avail-able for additional borrowing. The committed lines are renewed or renegotiated at least annually. At June 30, 1994, the Company also had $120.0 million of uncommitted short-term lines, of which $86.4 million was unused.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1994, COMPARED WITH THREE MONTHS
ENDED JUNE 30, 1993

Operating revenues decreased by approximately 1% to $90.0 million for the three months ended June 30, 1994 from $91.2 million for the three months ended June 30, 1993. The primary factor con-tributing to the decrease in operating revenues was decreased sales to weather sensitive customers. During the quarter ended June 30, 1994, temperatures averaged 13% warmer than in the corresponding quarter of the prior year, and approximately 10% warmer than normal. The total volume of gas sold and transported for the three months ended June 30, 1994 was 28.9 billion cubic feet ("Bcf") compared with 32.4 Bcf for the three months ended June 30, 1993. Reasons for the decreased volumes include lower transportation volumes and decreased weather sensitive sales due to warmer weather in all service areas. Part of the decrease in transportation volumes and increase in industrial sales resulted from certain industrial customers switching from transportation service to firm sales in Kentucky. The average sales price per Mcf sold increased $.12 to $4.05 as a result of an $.18 increase in the average cost of gas and rate increases in the Trans La and Greeley Divisions implemented since the corresponding quarter of the prior year.

Gross profit decreased by approximately 8% to $31.8 million for the three months ended June 30, 1994, from $34.5 million for the three months ended June 30, 1993. Factors contributing to the decrease were lower sales and transportation volumes. Operating expenses, excluding income taxes, increased from $30.3 million for the three months ended June 30, 1993 to $31.0 million for the three months ended June 30, 1994. The small increase in operat-ing expenses, excluding income taxes, resulted from small in-creases in each of the captions comprising this group. Operating income decreased for the three months ended June 30, 1994 to $1.4 million from $3.8 million for the three months ended June 30,

1993. The decrease in operating income primarily resulted from decreased gross profit.

Net income decreased from $.8 million for the three months ended
June 30, 1993 to a loss of $1.2 million for the three months ended June 30, 1994. This decrease in net income primarily re-sulted from the decrease in operating income.

On June 29, 1994, Atmos announced a special early retirement program for eligible employees of Greeley Gas Company. Employees who were actively employed by Greeley Gas on July 1, 1994, and are age 55 or older and have completed ten years of vesting service in the Greeley Gas Company Employees' Pension Plan by August 15, 1994, are eligible for the voluntary program. Eligi-ble employees who elect to participate will retire effective September 16, 1994, and will begin receiving benefits on that date. The offering opened July 1, 1994, and closes August 15, 1994. The program was offered to 46 employees of Greeley Gas Company's approximately 340 employees in Colorado and Kansas.
The program is limited to Greeley Gas. No such program is planned for Atmos or any of the other operating companies. The Company will not know until August 15, 1994, how many employees will accept this offer. The one-time cost associated with the program will be recognized in September 1994. The maximum charge would be approximately $1.7 million if all eligible employees ac-cepted the early retirement program.

NINE MONTHS ENDED JUNE 30, 1994, COMPARED WITH NINE MONTHS ENDED
JUNE 30, 1993

Operating revenues increased by approximately 9% to $422.5 mil-lion for the nine months ended June 30, 1994 from $388.2 million for the nine months ended June 30, 1993. Factors contributing to the higher operating revenues were the higher average cost of gas, which is reflected in the sales price, colder weather in Kentucky and Louisiana, drier weather in the West Texas irriga-tion market, and rate increases implemented in the Greeley Gas Division and the Trans La Division. Volumes sold to irrigation customers increased from the corresponding period of the prior year by 16%. The average sales price per Mcf increased from $4.04 for the nine months ended June 30, 1993 to $4.19 for the nine months ended June 30, 1994. The increase in the average sales price reflects increased cost of gas and rate increases in the Trans La and Greeley Gas Divisions implemented since June 30, 1993. The average cost of gas per Mcf sold increased from $2.73 for the nine months ended June 30, 1993 to $2.91 for the nine months ended June 30, 1994.

Gross profit increased to $139.6 million for the nine months ended June 30, 1994, compared with $135.7 million for the nine months ended June 30, 1993. Operating expenses, excluding income taxes, increased from $94.1 million in the nine months ended June 30, 1993, to $100.7 million in the nine months ended June 30, 1994. The principal factors contributing to the increase in operating expenses were increases in distribution expense, em-ployee welfare expenses including adoption of SFAS No. 106, acquisition costs, and outside services.

Net income decreased for the nine months ended June 30, 1994, by approximately 11% to $19.1 million from $21.4 million for the nine months ended June 30, 1993. Earnings per share decreased to $1.26 for the nine months ended June 30, 1994 from $1.47 for the nine months ended June 30, 1993, while average shares outstanding increased approximately 4%. Dividends per share increased 3% to $.66 for the nine months ended June 30, 1994. All per share information is adjusted for the 3-for-2 stock split in May 1994.

TWELVE MONTHS ENDED JUNE 30, 1994, COMPARED WITH TWELVE MONTHS
ENDED JUNE 30, 1993

Operating revenues increased by approximately 8% to $493.9 mil-lion for the 12 months ended June 30, 1994 from $455.3 million for the 12 months ended June 30, 1993. The increased revenues resulted from increased sales volumes and increased sales prices for the 12 months ended June 30, 1994. Sales and transportation volumes increased to 114.1 Bcf for the 12 months ended June 30, 1994 compared with 110.1 Bcf for the corresponding prior period. The average sales price per Mcf increased from $3.97 to $4.16. The average cost of gas per Mcf sold increased from $2.67 to $2.86. The increase in the average sales price reflects the increased cost of gas and rate increases in the Trans La and Greeley Divisions implemented since June 30, 1993.

Gross profit increased by approximately 4% to $167.0 million for the 12 months ended June 30, 1994, from $160.9 million for the 12 months ended June 30, 1993. Operating expenses, excluding income taxes, increased from $121.5 million for the 12 months ended June 30, 1993, to $129.8 million for the 12 months ended June 30, 1994. Factors contributing to the increase in operating expenses were increased wages and benefits expenses, outside services, GGC acquisition costs and the adoption of SFAS No. 106, as discussed in Note 4 of notes to consolidated financial statements. Income taxes increased $.7 million for the 12 months ended June 30, 1994, as compared with the 12 months ended June 30, 1993. Oper-ating income decreased in the 12 months ended June 30, 1994 by approximately 10% to $27.4 million. The primary reason for the decrease in operating income was the increase in operating ex-penses discussed above.

Net income for the 12 months ended June 30, 1994 was $15.3 mil-lion compared with $17.8 million for the 12 months ended June 30, 1993. The decrease in net income resulted primarily from the decrease in operating income discussed above. Earnings per share decreased by 19% to $1.02. Average shares outstanding increased approximately 6% as compared with the prior year. Dividends per share increased approximately 2% to $.87. All per share informa-tion is adjusted for the 3-for-2 stock split in May 1994.

                     ATMOS ENERGY CORPORATION
              CONSOLIDATED OPERATING STATISTICS (1)

                                     Three months ended June 30,
                                           1994            1993
                                          -------        -------
Sales Volumes -- MMcf (2)
  Residential                               6,160          7,676
  Commercial                                2,713          3,232
  Industrial (including agricultural)      11,768         10,488
  Public authority and other                  522            647
                                          -------        -------
    Total                                  21,163         22,043
Transportation Volumes -- MMcf (2)          7,720         10,403
                                          -------        -------
    Total Volumes Handled - MMcf (2)       28,883         32,446
                                          =======        =======
Operating Revenues (000's)
Gas Sales Revenues
  Residential                            $ 34,709       $ 39,318
  Commercial                               12,998         14,354
  Industrial (including agricultural)      35,705         30,047
  Public authority and other                2,402          2,872
                                         --------       --------
    Total Gas Revenues                     85,814         86,591
Transportation Revenues                     2,859          3,356
Other Revenues                              1,340          1,272
                                         --------       --------
    Total Operating Revenues             $ 90,013       $ 91,219
                                         ========       ========

Average Gas Sales Revenues per Mcf       $   4.05       $   3.93
Average Transportation Revenue per Mcf   $    .37       $    .32
Cost of Gas per Mcf Sold                 $   2.75       $   2.57

                       HEATING DEGREE DAYS

                    Weather          Three months ended June 30,
Service            Sensitive           -------------------------
 Area             Customers %          1994      1993     Normal
- - --------------    -----------          ----      ----     ------
Texas                  47%              250       258       237
Kentucky               26%              287       307       349
Louisiana              11%               71       122        37
Colorado, Kansas
  and Missouri         16%              599       783       768
                      ----
System Average        100%              295       339       328


1. Consolidated operating statistics have been restated to include Greeley operations for all periods presented.

2. Volumes are reported as metered in million cubic feet("MMcf").

                     ATMOS ENERGY CORPORATION
              CONSOLIDATED OPERATING STATISTICS (1)

                                       Nine months ended June 30,
                                           1994            1993
                                          -------        -------
Sales Volumes -- MMcf (2)
  Residential                              47,552         47,699
  Commercial                               19,102         19,811
  Industrial (including agricultural)      25,701         20,937
  Public authority and other                4,853          4,030
                                          -------        -------
    Total                                  97,208         92,477

Transportation Volumes --
  MMcf (2)                                 24,944         29,072
                                          -------        -------
    Total Volumes Handled - MMcf (2)      122,152        121,549
                                          =======        =======
Operating Revenues (000's)
Gas Sales Revenues
  Residential                            $222,431       $212,716
  Commercial                               82,601         81,278
  Industrial (including agricultural)      81,975         62,825
  Public authority and other               20,746         16,553
                                         --------       --------
    Total Gas Revenues                    407,753        373,372
Transportation Revenues                    10,854         11,138
Other Revenues                              3,851          3,647
                                         --------       --------
    Total Operating Revenues             $422,458       $388,157
                                         ========       ========

Average Gas Sales Revenues per Mcf       $   4.19       $   4.04
Average Transportation Revenue per Mcf   $    .44       $    .38
Cost of Gas per Mcf Sold                 $   2.91       $   2.73


                       HEATING DEGREE DAYS
                    Weather
Service            Sensitive          Nine months ended June 30,
 Area             Customers %          1994      1993     Normal
- - --------------    -----------          -----     -----    ------
Texas                  47%             3,546     3,638     3,512
Kentucky               26%             4,290     4,088     4,341
Louisiana              11%             1,922     1,810     1,760
Colorado, Kansas
  and Missouri         16%             5,793     6,384     6,060
                      ----
System Average        100%             3,917     3,989     3,939

See footnotes on page 23.

                     ATMOS ENERGY CORPORATION
              CONSOLIDATED OPERATING STATISTICS (1)

                                    Twelve months ended June 30,
                                           1994            1993
                                          -------        -------
Sales Volumes -- MMcf (2)
  Residential                              51,616         51,721
  Commercial                               21,164         21,945
  Industrial (including agricultural)      36,130         32,161
  Public authority and other                5,226          4,296
                                          -------        -------
    Total                                 114,136        110,123

Transportation Volumes --
  MMcf (2)                                 35,654         36,773
                                          -------        -------
    Total Volumes Handled - MMcf (2)      149,790        146,896
                                          =======        =======
Operating Revenues (000's)
Gas Sales Revenues
  Residential                            $247,629       $236,109
  Commercial                               92,573         90,925
  Industrial (including agricultural)     111,605         92,875
  Public authority and other               22,508         17,771
                                         --------       --------
    Total Gas Sales Revenues              474,315        437,680
Transportation Revenues                    14,730         13,241
Other Revenues                              4,897          4,425
                                         --------       --------
    Total Operating Revenues             $493,942       $455,346
                                         ========       ========

Average Gas Sales Revenues per Mcf       $   4.16       $   3.97
Average Transportation Revenue per Mcf   $    .41       $    .36
Cost of Gas per Mcf Sold                 $   2.86       $   2.67


                       HEATING DEGREE DAYS

                    Weather
Service            Sensitive        Twelve months ended June 30,
 Area             Customers %          1994      1993     Normal
- - --------------    -----------          -----     -----    ------
Texas                  47%             3,569     3,645     3,528
Kentucky               26%             4,338     4,133     4,376
Louisiana              11%             1,924     1,812     1,760
Colorado, Kansas
  and Missouri         16%             6,001     6,545     6,234
                      ----
System Average        100%             3,974     4,030     3,983


See footnotes on page 23.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of notes to consolidated financial statements on pages
14 and 15 herein for a description of legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     The exhibits listed in the accompanying Exhibits Index are filed as part of this report.

(b) Reports on Form 8-K

     On July 21, 1994, Atmos Energy Corporation filed a Current
     Report on Form 8-K, Item 5 Other Events, restating its 1993 financial statements as a result of the acquisition of Greeley Gas Company ("GGC") on December 22, 1993.

     The financial statements of Atmos Energy Corporation were restated to include the operations of GGC for all periods pre-sented under the pooling of interests accounting method and were adjusted for Atmos' 3-for-2 stock split, effected in the form of a stock dividend, in May 1994. The Form 8-K included the follow-ing restated financial information:

Management's discussion and analysis of financial condition and results of operations for the three years ended Septem-ber 30, 1993

Report of independent auditors

Financial statements and supplementary data:
- - -    Consolidated balance sheets at September 30, 1993 and
            1992
- - -    Consolidated statements of income for the years ended
          September 30, 1993, 1992 and 1991
- - -    Consolidated statements of shareholders' equity for the
          years ended September 30, 1993, 1992 and 1991
- - -    Consolidated statements of cash flows for the years ended
          September 30, 1993, 1992 and 1991
- - -    Notes to consolidated financial statements
- - -    Supplementary data (unaudited)

Financial statement schedules for the years ended September 30, 1993, 1992 and 1991:

           V - Property, plant and equipment

          VI - Accumulated depreciation and amortization of property, plant and equipment

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ATMOS ENERGY CORPORATION
                                         (Registrant)





Date:  August 11, 1994         By:     /s/ JAMES F. PURSER
                                   ------------------------------
                                           James F. Purser
                                       Executive Vice President
                                      and Chief Financial Officer


Date:  August 11, 1994         By:   /s/ DAVID L. BICKERSTAFF
                                   ------------------------------
                                         David L. Bickerstaff
                                    Vice President and Controller
                                   (Principal Accounting Officer)

                          EXHIBITS INDEX
                           Item 6. (a)

   Exhibit                                             Page Number or
   Number                  Description                 Incorporation
                                                      by Reference to



  3          By-Laws of Atmos Energy Corporation
             (Amended and restated as of May 11,
             1994)
 10.1        Seventh Supplemental Indenture, dated
             as of October 1, 1983 between Greeley
             Gas Company ("The Greeley Gas Divi-
             sion") and the Central Bank of Denver,
             N.A. ("Central Bank")

 10.2        Ninth Supplemental Indenture, dated as
             of April 1, 1991, between The Greeley
             Gas Division and Central Bank

 10.3        Bond Purchase Agreement, dated as of
             April 1, 1991, between The Greeley Gas
             Division and Central Bank

 10.4        Tenth Supplemental Indenture, dated as
             of December 1, 1993, between the Com-
             pany and Colorado National Bank, for-
             merly Central Bank
 15          Letter regarding unaudited interim
             financial information