Form 10-K
period 1994-09-30
ATMOS ENERGY CORP
filed 1994-12-15
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended September 30, 1994  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from __________ to ____________

Commission File Number   1-10042

                     ATMOS ENERGY CORPORATION
      (Exact name of registrant as specified in its charter)

          TEXAS                             75-1743247
  (State or other jurisdiction of          (IRS Employer
  incorporation or organization)         Identification No.)

  Three Lincoln Centre, Suite 1800
  5430 LBJ Freeway, Dallas, Texas                 75240
  (Address of principal executive offices       (Zip code)

  Registrant's telephone number, including area code:
     (214) 934-9227

  Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange
  Title of each class                 on which registered
  -------------------                ----------------------
  Common stock, No Par Value         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                               None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X. No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]





     The aggregate market value of the voting stock held by non-affiliates of the registrant was $237,127,039 as of December 1, 1994. On December 1, 1994, the registrant had 15,347,251 shares of common stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive proxy statement filed for the annual meeting of shareholders on February 8, 1995 are incorporated by reference into Part III.





                              PART I

ITEM 1.  BUSINESS

     Atmos Energy Corporation (the "Company") was organized under the laws of the State of Texas in 1983 as a subsidiary of Pioneer Corporation ("Pioneer") for the purposes of owning and operating Pioneer's natural gas distribution business in Texas. Immediate-ly following the transfer of such business, which had been opera-ted by Pioneer and its predecessors since 1906, Pioneer distrib-uted the outstanding stock of the Company, then known as Energas Company, to Pioneer shareholders. In September 1988, the Company changed its name from Energas Company to Atmos Energy Corporation.

     The Company distributes and sells natural gas to residential, commercial, industrial, agricultural, and other customers in 413 cities, towns, and communities in parts of Texas, Louisiana, Kentucky, Colorado, Kansas, and Missouri. The Company also transports gas for others through parts of its distribution system. The Company is also helping promote the development of a market for natural gas as a clean burning vehicular fuel by opening four public refueling facilities in its service areas.

     The Company's Texas distribution system is operated through its Energas Company division (the "Energas Division") and is located in the western part of Texas covering an area having a population of approximately 950,000 people. The economy of the area is based primarily on oil and gas production and agricul-ture. The principal cities served by the Energas Division include Amarillo, Lubbock, Midland, and Odessa. At September 30, 1994, the Company had 309,496 gas meters in service in Texas.

     The Company's Louisiana distribution system is operated through its Trans Louisiana Gas Company division (the "Trans La Division") and is located in Louisiana covering an area having a population of approximately 250,000 people. The economy of the area is based primarily on oil and gas production, agriculture, and food processing. The principal cities served by the Trans La Division are Lafayette, Pineville, and Natchitoches. At September 30, 1994, the Company had 70,361 gas meters in service in Louisiana.

     The Company's Kentucky distribution system is operated through its Western Kentucky Gas Company division (the "Western Kentucky Division") and covers an area having a population of approximately 680,000 people. The economy of the area is based primarily on industry and agriculture. The principal cities served by the Western Kentucky Division include Bowling Green, Owensboro, and Paducah. At September 30, 1994, the Company had 164,828 gas meters in service in Kentucky.

     In December 1993, the Company acquired Greeley Gas Company ("GGC") of Denver, Colorado in a merger accounted for as a pool-ing of interests, and accordingly, all amounts included herein have been restated to include GGC's operating results. Since the merger, the business of GGC has been operated through the Company's Greeley Gas Company division (the "Greeley Gas Division"). It serves customers in areas of Colorado, Kansas, and Missouri having a combined population of approximately 228,000 people. The economies of the areas served are based on oil and gas production, agriculture and resort business in Colorado. The principal cities served include Greeley, Durango and Lamar, Colorado and Bonner Springs, Herington and Ulysses, Kansas. At September 30, 1994 the Greeley Gas Division had 104,634 meters in service.

     The natural gas distribution industry is subject to numerous special factors, many of which affect the Company from time to time. These include (i) adequate and timely rate relief from regulatory authorities to recover costs of service and earn a fair return on invested capital; (ii) inherent seasonality of the business in local gas distribution service areas; (iii) competition from alternate fuels; (iv) competition with other gas sources for industrial customers, including bypass of the Company's facilities, which could result in loss of revenues and reduction in the Company's net income; and (v) possible volatility in the supply and price of natural gas.

ACQUISITIONS

     Since its organization in 1983, the Company has sought to expand its customer base and to diversify the weather patterns, local economic conditions, and regulatory environments to which its operations are subject. As part of this strategy, the Company acquired Trans Louisiana Gas Company, Inc. ("TLG") in January 1986, Western Kentucky Gas Utility Corporation ("WKG") in December 1987, and Greeley Gas Company ("GGC") in December 1993. The Company continues to consider and pursue, where appropriate, additional acquisitions of natural gas distribution properties and other business opportunities. For further information regarding the GGC merger, see Note 2 of notes to consolidated financial statements, and Management's Discussion and Analysis.

FIVE-YEAR OPERATING STATISTICS

     Certain information with respect to the Company's natural gas operations for the past five years is shown on the following page.

                                                                      Year ended September 30,
                                                   ----------------------------------------------------------
                                                     1994        1993        1992          1991         1990
                                                   -------     -------     -------       -------      -------
NUMBER OF ACCOUNTS, at end of year
  Residential                                      549,129     539,309     534,762       529,498      523,029
  Commercial                                        55,027      54,275      55,562        54,703       53,992
  Industrial (including agricultural)                8,781       8,924       9,331         9,793       10,045
  Public authority and other                         3,351       3,267       1,745         1,788        1,677
                                                   -------     -------     -------       -------      -------
    Total                                          616,288     605,775     601,400       595,782      588,743
                                                   =======     =======     =======       =======      =======
METERS IN SERVICE, at end of year                  649,319     636,159     630,365       619,111      613,542
                                                   =======     =======     =======       =======      =======
HEATING DEGREE DAYS, system average (1)
  Actual                                             3,953       4,046       3,676         3,583        3,751
  Normal                                             3,983       3,983       3,983         3,983        3,983
  Percent of normal                                     99%        102%         92%           90%          94%
SALES VOLUMES - MMcf (2)
  Residential                                       51,209      51,763      48,223        47,484       48,635
  Commercial                                        21,134      21,872      20,675        20,778       21,256
  Industrial (including agricultural)               38,502      31,367      27,489        29,788       33,018
  Public authority and other                         5,242       4,403       3,333         3,385        3,515
                                                   -------     -------     -------       -------      -------
    Total                                          116,087     109,405      99,720       101,435      106,424
TRANSPORTATION VOLUMES - MMcf (2)                   35,308      39,782      32,203        35,201       32,178
                                                   -------     -------     -------       -------      -------
TOTAL VOLUMES HANDLED - MMcf (2)                   151,395     149,187     131,923       136,636      138,602
                                                   =======     =======     =======       =======      =======
OPERATING REVENUES (000's)
Gas Revenues
  Residential                                     $245,931    $237,914    $211,767      $202,486     $199,818
  Commercial                                        92,507      91,250      82,311        81,414       81,061
  Industrial (including agricultural)              119,722      92,455      77,218        81,746       94,653
  Public authority and other                        22,463      18,315      13,232        13,290       13,115
                                                  --------    --------    --------      --------     --------
    Total gas revenues                             480,623     439,934     384,528       378,936      388,647
Transportation Revenues                             14,118      15,013      13,674        16,348       16,919
Other Revenue                                        5,067       4,694       5,151         4,383        4,409
                                                  --------    --------    --------      --------     --------
  Total operating revenues                        $499,808    $459,641    $403,353      $399,667     $409,975
                                                  ========    ========    ========      ========     ========
AVERAGE SALES PRICE/Mcf
  Residential                                        $4.80       $4.60       $4.39         $4.26        $4.11
  Commercial                                          4.38        4.17        3.98          3.92         3.81
  Industrial (including agricultural)                 3.11        2.95        2.81          2.74         2.87
  Public authority and other                          4.29        4.16        3.97          3.93         3.73
    Total                                             4.14        4.02        3.86          3.74         3.65

AVERAGE COST OF GAS/Mcf SOLD                          2.86        2.71        2.58          2.58         2.57

See footnotes on page 4.

                 SALES AND STATISTICAL DATA BY STATE - 1994

                                                             Year ended September 30, 1994
                                           ---------------------------------------------------------------
                                            Texas  Louisiana  Kentucky Colorado   Kansas    Mo.      Total
                                           -------   ------    -------   ------   ------    ---     -------
METERS IN SERVICE, at end of year
   Residential                             263,330   64,401    146,384   67,062   23,692    546     565,415
   Commercial                               24,899    4,944     16,653    9,594    3,228     71      59,389
   Industrial (including agricultural)      18,749      108        268      108      333      -      19,566
   Public authority and other                2,518      908      1,523        -        -      -       4,949
                                           -------   ------    -------   ------   ------    ---     -------
    Total                                  309,496   70,361    164,828   76,764   27,253    617     649,319
                                           =======   ======    =======   ======   ======    ===     =======

HEATING DEGREE DAYS, system average <F1>
   Actual                                    3,561    1,922      4,342    6,116    5,108   4,990      3,953
   Normal                                    3,528    1,760      4,376    6,556    5,158   5,028      3,983
   Percent of normal                           101%     109%        99%      93%      99%     99%        99%

SALES VOLUMES <F2>
   Residential                               24,276    3,604     13,776    7,041    2,464     48     51,209
   Commercial                                 7,933    1,260      5,820    4,943    1,167     11     21,134
   Industrial (including agricultural)       25,791    1,606      8,766      734    1,605      -     38,502
   Public authority and other                 2,714      885      1,643        -        -      -      5,242
                                             ------    -----     ------    -----    -----     --     ------
     Total                                   60,714    7,355     30,005   12,718    5,236     59    116,087

TRANSPORTATION VOLUMES <F2>                  14,179      500     17,498    3,071       60      -     35,308
                                             ------    -----     ------   ------    -----     --    -------
TOTAL VOLUMES HANDLED <F2>                   74,893    7,855     47,503   15,789    5,296     59    151,395
                                             ======    =====     ======   ======    =====     ==    =======

OTHER STATISTICS
   Operating revenues (000's)              $234,628  $43,374   $143,508  $55,010  $22,880   $408   $499,808
   Gross plant (000's)                     $221,516  $86,771   $127,169  $70,852  $36,819   $565   $543,692
   Net plant (000's)                       $119,616  $66,220    $79,410  $40,355  $21,446   $360   $327,407
   Miles of pipe                             13,007    1,815      3,425    2,352    1,295     33     21,927
   Employees <F3>                               859      166        387      221       76      -      1,709
   Communities served                            92       36        163       62       58      2        413
   Estimated population in service area     950,000  250,000    680,000  160,000   66,000  2,000  2,108,000
   Estimated square miles in service
     area                                    30,000    7,000     12,000    1,050      580     20     50,650
   Vehicles in fleet                            446      137        268      154       52      -      1,057
   Franchises                                    71       58         62       36       42      2        271

<F1> A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The greater the number of heating degree days, the colder the climate. Heating degree days are used in the natural gas industry to measure the coldness of weather experienced and to compare relative temperatures between one geographic area and another. Degree day information for the small service area in Missouri is not available for 1993 and would not impact the total Company average.






<F2> Volumes are reported as metered in million cubic feet ("MMcf").
<F3> The Texas column includes 224 and 219 employees in the Dallas general office in 1994 and 1993, respectively.


                 SALES AND STATISTICAL DATA BY STATE - 1993

                                                             Year ended September 30, 1993
                                           ---------------------------------------------------------------
                                            Texas  Louisiana   Kentucky Colorado  Kansas    Mo.      Total
                                           -------   ------    -------   ------   ------    ---     -------
NUMBER OF ACCOUNTS, at end of year

   Residential                             256,487   60,042    138,443   61,110   22,740    487     539,309
   Commercial                               22,974    4,560     15,229    8,402    3,048     62      54,275
   Industrial (including agricultural)       8,094       93        312       90      335      -       8,924
   Public authority and other                1,024      768      1,475        -        -      -       3,267
                                           -------   ------    -------   ------   ------    ---     -------
     Total                                 288,579   65,463    155,459   69,602   26,123    549     605,775
                                           =======   ======    =======   ======   ======    ===     =======

METERS IN SERVICE                          309,270   68,644    161,971   69,602   26,123    549     636,159
                                           =======   ======    =======   ======   ======    ===     =======

HEATING DEGREE DAYS, system average (1)
   Actual                                    3,661    1,812      4,136    6,955    5,376    N/A       4,046
   Normal                                    3,528    1,760      4,376    6,556    5,158    N/A       3,983
   Percent of normal                           104%     103%        95%     106%     104%   N/A         102%

SALES VOLUMES (2)
   Residential                               25,372    3,531     13,314    6,961    2,536    49      51,763
   Commercial                                 8,133    1,230      6,110    5,094    1,294    11      21,872
   Industrial (including agricultural)       22,352    1,211      5,708      679    1,417     -      31,367
   Public authority and other                 2,757      850        796        -        -     -       4,403
                                             ------    -----     ------    -----    -----    --      ------
     Total                                   58,614    6,822     25,928   12,734    5,247    60     109,405

TRANSPORTATION VOLUMES (2)                   17,645      354     18,348    3,092      343     -      39,782
                                             ------    -----     ------   ------    -----    --     -------
TOTAL VOLUMES HANDLED (2)                    76,259    7,176     44,276   15,826    5,590    60     149,187
                                             ======    =====     ======   ======    =====    ==     =======

OTHER STATISTICS
   Operating revenues (000's)              $224,264  $38,954   $125,277  $49,372  $21,356  $418    $459,641
   Gross plant (000's)                     $201,501  $81,848   $116,055  $70,100  $31,579  $429    $501,512
   Net plant (000's)                       $102,684  $62,443    $75,382  $40,663  $17,849  $254    $299,275
   Miles of pipe                             12,878    1,785      3,364    2,251    1,149    33      21,460
   Employees (3)                                843      170        390      260       93     -       1,756
   Communities served                            92       36        163       62       58     2         413
   Estimated population in service area     950,000  250,000    680,000  160,000   66,000 2,000   2,108,000
   Estimated square miles in service
     area                                    30,000    7,000     12,000    1,050      580    20      50,650
   Vehicles in fleet                            433      127        265      156       52     -       1,033
   Franchises                                    71       57         64       34       39     2         267

See footnotes on page 4.

GAS SALES

     The Company's natural gas distribution business is seasonal and highly dependent on weather conditions in the Company's service areas. Gas sales to residential and commercial customers are greater during the winter months than during the remainder of the year. The volumes of such sales during the winter months will vary with the temperatures during such months. The seasonal nature of the Company's sales to residential and commercial customers is offset partially by the Company's sales in the spring and summer months to its agricultural customers in Texas and Kansas who utilize natural gas to operate irrigation equipment. The Company's management believes that the Company has lessened its sensitivity to weather risk by diversifying its operations into geographic areas having different weather patterns.

     The Company's revenues are affected by the cost of natural gas, economic conditions in the areas that the Company serves, and weather conditions. Higher gas costs, which the Company is generally able to pass through to its customers under purchased gas adjustment clauses, may cause customers to conserve, or, in the case of industrial customers, to use alternative energy sources.

     In recent years, excess supply in the natural gas market has led to a decline in natural gas prices and an increase in the number of competing marketers of natural gas to large volume users. In order to compete with these marketers, the Company's three gas marketing subsidiaries purchase gas for resale to various large volume customers.

     In certain instances, industrial customers purchase gas directly from other marketers or from one of the Company's gas marketing subsidiaries, and the Company transports such gas through its distribution systems to the customers' facilities for a fee. Transportation of customer-owned gas that otherwise would have been sold by the Company reduces the Company's operating revenues and corresponding purchased gas cost. However, the transportation fees received by the Company may offset the loss of gross profit that would have been realized had the Company sold such gas to such customers.

     The Company's distribution systems have experienced aggregate peak day deliveries of approximately 1 billion cubic feet ("Bcf") per day. The Company has the ability to curtail deliveries to certain interruptible customers under the terms of contracts and applicable state statutes or regulations which enables it to maintain its deliveries to high priority customers. The Company has not imposed curtailment in its Energas Division since the Company began independent operations in 1983 or in its Trans La Division since the Company acquired TLG in 1986. The Western Kentucky Division curtailed deliveries to certain interruptible customers during exceptionally cold periods in December 1989 and January 1994. GGC has not curtailed deliveries to its sales customers since prior to 1980.

GAS SUPPLY

     The principal gas suppliers to the Company in 1994, 1993 and 1992 included Westar Transmission Company ("Westar"), an affiliate of KNEnergy; Anthem Energy Company, L.P. ("Anthem") an affiliate of KNEnergy; Mesa

Operating Company ("Mesa"); Louisiana Intrastate Gas Corporation ("LIG"), an affiliate of Equitable Resources Inc.; Tennessee Gas Pipeline Company ("Tennessee Gas"), an affiliate of Tenneco, Inc.; Texas Gas Transmission Corporation ("Texas Gas"), an affiliate of Transco; Texaco Gas Marketing; Union Pacific Fuels; Vastar, an affiliate of ARCO; Associated Natural Gas, Inc. ("ANGI"); and Rangeline Corporation ("Rangeline"), an affiliate of Astra Resources. The prices paid by the Company for natural gas delivered to it are set by contracts with gas suppliers and/or ratemaking proceedings before regulatory authorities. Charges for gas costs are passed through to the Company's customers under approved or negotiated tariffs or pursuant to contract.

     The following table sets forth volumes purchased from the Company's principal gas suppliers for the years ended September 30, 1994, 1993, and 1992.
                                        Volumes
                                       purchased
                                   (MMcf as metered)

1994:
  Westar and Anthem                      47,842
  Mesa                                    9,926
  LIG                                     4,254
  Texaco Gas Marketing                    5,453
  Union Pacific Fuels                     5,825
  Vastar                                  6,881
  Associated Natural Gas, Inc.            3,283
  Rangeline Corporation                   2,210

1993:
  Westar and Anthem                      45,031
  Mesa                                   10,659
  LIG                                     4,490
  Tennessee Gas                           2,575
  Texas Gas                              10,329
  Associated Natural Gas, Inc.            3,291
  Rangeline Corporation                   1,946

1992:
  Westar and Anthem                      38,539
  Mesa                                    9,823
  LIG                                     5,961
  Tennessee Gas                           2,594
  Texas Gas                              16,131
  Associated Natural Gas, Inc.            3,049
  Rangeline Corporation                   1,295


     Westar and Anthem supply natural gas to most of the Energas Division under multiple contracts. The Westar contract expires in 1998. The Anthem contracts are renegotiated annually. Westar purchases gas from various pipeline companies and natural gas processing plants and at the wellhead. Westar's gas price to the Company is subject to an annual adjustment in accordance with the existing contract. Under the Westar contract, the Company has the right annually to elect to buy up to 20% of its monthly re-quirements for its Energas Division from other suppliers.

     The principal gas supply for the Company's Amarillo, Texas distribution system is furnished by Mesa under a long-term contract that expires upon the depletion of the field from which the gas is produced. Mesa owns the gas rights in certain specified acreage in the West Panhandle field. Pursuant to a contract between Colorado Interstate Gas Company ("CIG") and Mesa, CIG is obligated to deliver to Mesa the volumes of gas required for sale to customers in Amarillo and its environs, subject to certain contractual volume limitations, so long as the gas reserves from the West Panhandle field are commercially producible. In June 1992, the Company renegotiated the pricing provisions of its primary gas supply contract for the Amarillo, Texas distribution system. The contract calls for a pricing formula which determines the prices the Company pays each year during the five year period that began January 1, 1993. The contract also provides a mechanism for price redetermination each two year period thereafter beginning January 1, 1998.

     On October 28, 1991, the Company and LIG entered into new agreements which were approved by the Louisiana Public Service Commission ("Louisiana Commission") on November 26, 1991, and became effective June 1, 1992.
These agreements provide continued supply by LIG for most of the Trans La Division's gas requirements for a term of ten years (but subject to cancellation by either party after five years). The agreements provide for market sensitive pricing and allow the Company to purchase certain volumes of gas from other suppliers. Under the contract, the Trans La Division has the right to purchase a portion of its requirements from suppliers other than LIG at market sensitive prices. At the end of the second contract year, the Trans La Division had the right to increase its purchases from others up to approximately 45% of its requirements which right was exercised by Trans La. LIG is required to provide standby service to back up the purchases from the other suppliers.

     The Company purchases some gas supplies for resale to certain of its Louisiana industrial customers from suppliers other than LIG. The Company's Louisiana industrial sales subsidiary, Trans Louisiana Industrial Gas Company, Inc., has entered into supply contracts at market sensitive prices with Enron Gas Services, Inc. for the major portion of its requirements, with the remainder being purchased under 30-day contracts from other suppliers. Gas provided by these suppliers is transported by LIG with delivery into the Trans La Division's system.

     The Western Kentucky Division transports its natural gas requirements through firm transportation agreements with Texas Gas and Tennessee Gas with the exception of a small percentage of the requirements being purchased directly from intrastate producers. The Western Kentucky Division purchases its supply under staggered term contracts from major producers and marketers including Texaco, Union Pacific, Vastar, Associated Natural, Hadson and Chevron.

     The Company's distribution system in the Western Kentucky Division includes six underground storage facilities, which are used to help meet customer requirements during peak demand periods and to reduce the need to contract additional pipeline volumes to meet such peak demand periods. See "Item 2. Properties" for further information regarding the underground storage facilities. The Company has also bought gas in underground storage facilities of Tennessee Gas in Louisiana and Kentucky under FERC Order 636.

     The Greeley Gas Division purchases or transports approximately 72% of its natural gas requirements on eight pipelines. Five of these are regulated by the FERC and the remaining three are state regulated. The FERC pipelines are Colorado Interstate Gas Company, Williams Natural Gas Company, KNEnergy, Northwest Pipeline Corporation, and NorAm. The state regulated pipelines are Public Service Company of Colorado, KPL Gas Service Company and Kansas Pipeline Partnership in Kansas. Approximately 28% of the Divisions's gas supply is purchased from local sources. Several of the operating areas are in or adjacent to natural gas producing fields.

     Each of the Greeley Gas Division's operating areas is connected to one of the pipeline suppliers so that gas prices can be managed by using any of three sources: pipeline purchase, pipeline transport, or local purchases.

     Associated Natural Gas, Inc. is the main supplier to the Greeley Gas Division's largest district, the Greeley District. There are two contracts with ANGI - one contract for fixed-price base load gas put directly into the Greeley Gas Division distribution system from natural gas processing plants, and one contract for monthly market-sensitive spot purchases.

     Rangeline is the principal gas supplier for the Kansas and Missouri districts. Gas is transported through three different pipeline systems (Williams Natural Gas, KPL, and NorAm). The contract with Rangeline for gas transported through Williams Natural Gas expires in October 1996, the contract for the KPL transported gas expires in August 1996, and the contract for the NorAm transported gas is monthly. The contracts with Rangeline provide for market-sensitive pricing.

     The Company has not experienced curtailment in its Texas distribution system since it began independent operations in 1983, in its Louisiana system since its acquisition, or in Colorado, Kansas or Missouri since prior to 1980. A large proportion of the Company's sales are made to high priority residential and commercial consumers; therefore, any curtailment of supply for these customers is unlikely. However, the distribution system in Kentucky has occasionally interrupted contractually interruptible industrial and large volume commercial customers. The most recent interruption for these Kentucky customers was in January 1994.

REGULATION AND RATES

     Regulation. In the Energas Division, the governing body of each municipality served by the Company has original jurisdiction over all utility rates, operations, and services within its city limits except with respect to sales of natural gas for vehicle fuel and agricultural use. The Company operates pursuant to non-exclusive franchises granted by the municipalities it serves, which franchises are subject to renewal from time to time. The franchises granted to the Company permit it to conduct natural gas distribution within the municipalities' incorporated limits. The Railroad Commission of Texas ("Railroad Commission") has exclusive appellate jurisdiction over all rate and regulatory orders and ordinances of the municipalities and exclusive original jurisdiction over rates and services to customers not located within the limits of a municipality. In Texas, rates for large industrial customers are routinely set by contract negotiation between the Company and industrial customers pursuant to statutory standards and are filed with and subject to the governmental authority of the municipalities or the Railroad Commission, depending on whether the customer is located inside or outside the limits of a municipality. Historically, the Company's rates for large industrial customers have been accepted as filed. Agricultural sales in Texas are not regulated, except that prices for agricultural sales cannot exceed the prices the Company charges the majority of its commercial or other similar large-volume users in Texas.

     The operations of the Trans La Division are under the jurisdiction of the Louisiana Public Service Commission, which regulates utility services, rates, and other matters. In most of the parishes and incorporated areas in which the Company operates in Louisiana, it does so pursuant to a non-exclusive franchise granted by the governing authority of each parish or incorporated area. The franchise gives the Company the general privilege to operate its gas distribution business in, as well as the right to install its distribution lines along the roadways of, the parish or the incorporated area. Direct sales of natural gas to industrial customers in Louisiana who utilize the gas for fuel or in manufacturing processes and sales of natural gas for vehicle fuel are exempt from regulation.

     The operations of the Western Kentucky Division are under the jurisdiction of the Kentucky Public Service Commission, which regulates utility services, rates, issuances of securities, and other matters. The Company operates in the various incorporated cities served by it in Kentucky pursuant to non-exclusive franchises granted by such cities. The franchises grant to the Company the right to operate its gas distribution business in the city and to install its distribution lines and related equipment in and along the city's public rights-of-way. Sales of natural gas for use as vehicle fuel in Kentucky are not subject to regulation.

     The Greeley Gas Division is subject to the regulatory authority of the Colorado Public Utilities Commission, the Kansas Corporation Commission, and the Missouri Public Service Commission with respect to accounting, rates and charges, operating matters, and the issuance of securities. The Company operates in the various incorporated cities served by it in the states of Colorado, Kansas and Missouri under terms of non-exclusive franchises granted by the various cities. The franchises grant to the Company, among other things, the right to install and operate its gas distribution system within the city limits. Most of the Greeley Gas Division's wholesale gas suppliers are regulated by various federal and state commissions.

     The Company is subject to regulation by the United States Department of Transportation with respect to safety requirements in the operation and maintenance of its gas distribution facilities. The Company's distribution operations are also subject to various state and federal laws regulating environmental matters. From time to time the Company receives inquiries regarding various environmental matters. The Company believes that its properties and operations substantially comply with and are operated in substantial conformity with applicable safety and environmental statutes and regulations. There are no administrative or judicial proceedings arising under environmental quality statutes pending or known to be contemplated by governmental agencies which, if adversely determined, would have a material adverse effect on the Company.

     Rates. Approximately 87% of the Company's revenues in fiscal 1994 was derived from sales at rates set by or subject to approval by local or state authorities. The method of determining regulated rates varies among the six states in which the Company operates. Generally, the Company applies for a specific rate structure based upon requirements of the regulatory authority. The regulatory authority reviews the Company's rate request and establishes a rate structure intended to generate revenue sufficient to cover the Company's costs of doing business and a reasonable return on invested capital. The Company has not always agreed with its regulators' decisions on its rate filings and has pursued the appeal and rehearing procedures in Texas in 1985 and 1992 and in Kentucky in 1991. The Company also continually reviews its rates in all of its jurisdictions.

     Substantially all of the sales rates charged by the Company to its customers fluctuate with the cost of gas purchased by the Company. Base rates established by regulatory authorities are adjusted for increases and decreases in the Company's purchased gas cost through automatic purchased gas adjustment mechanisms. Therefore, while the Company's operating revenues may fluctuate, gross profit (which is defined as operating revenues less purchased gas cost) is generally not eroded or enhanced because of gas cost increases or decreases.

     The following table sets forth the major rate requests made by the Company and the action taken on such requests:
                                      Amount      Amount
   Jurisdiction    Effective Date    Requested   Received
   ------------   ----------------   ---------   --------
   Texas
     West Texas
     System (a)  November 1, 1984   $8,915,000  $5,000,000
                 September 9, 1991   5,987,000   4,600,000
                 November 18, 1994   2,581,000   1,502,000  (a)

   Amarillo      December 11, 1985   4,850,000   3,400,000
                 November 25, 1992   4,398,000   2,130,000

   Louisiana     April 1, 1987       5,195,000   3,610,000
                 September 3, 1992   3,409,000     974,000  (b,c)
                 March 1, 1993             (c)     730,000  (c)
                 March 1, 1994             (c)   1,058,000  (c)

   Kentucky      May 29, 1991        8,973,000   3,632,000

   Colorado      May 9, 1985         1,651,000   1,575,000
                 November 6, 1990    2,677,000   1,405,000
                 May 1, 1994         4,527,000   3,246,000

   Kansas        July 28, 1983       1,214,000   1,003,000
                 November 14, 1986     934,000     844,000
                 October 22, 1990    2,485,000   1,376,000
                 January 6, 1992     1,495,000     505,000
                 December 1, 1993    2,604,000   2,088,000

   Missouri      June 1, 1990          N/A (d)      49,000
- ---------------------
(a) Excludes the City of Amarillo and certain smaller distribution systems. The $1,502,000 annual increase received in November 1994 applies to customers inside the city limits of the cities in this service area. The portion of the rate request for rural customers, who represent about 10% of the customers in this service area, is pending before the Railroad Commission of Texas.
(b) The September 1992 rate order provided an additional $800,000 for franchise tax expense.
(c) The September 1992 rate order also approved a Rate Stabilization Clause ("RSC") for three years which provides for an annual adjustment of rates to reflect changes in expenses and investment. The RSC provides the Company the opportunity to earn a return on common equity between 11.75% and 12.25%.
(d) The rate request procedures in Missouri that are applicable to the Greeley Gas Division do not require the filing of a formal rate request. The rate increase received is established by the Missouri Public Service Commission on the basis of the Greeley Gas Division's responses to various data requests from the Commission. Consequently, the Greeley Gas Division did not specify a requested rate increase amount.

COMPETITION

     The Company is not currently in significant direct competition with any other distributors of natural gas to residential and commercial customers within its service areas. However, the Company does compete with other natural gas suppliers and suppliers of alternate fuels for sales to industrial and agricultural customers.

     Beginning in 1985, changes in the federal regulatory environment through FERC orders and conditions related to markets and gas supply in the United States have brought increased competition into the natural gas industry. In 1992, the FERC issued Order 636 and related clarifying orders. These orders provided for further restructuring of interstate pipeline services and are intended to completely unbundle pipeline trans-portation and sales functions. The FERC orders make gas transportation more accessible to users of large quantities of gas and also reduce procedural obstacles allowing such users to bypass local distribution companies, such as the Company, to purchase gas from other suppliers, and to secure transportation directly from pipeline companies. The Company has felt the impact of the competitiveness in the large volume market in some areas resulting from these changes and has dealt with this by seeking regulatory approval for competitive pricing on a case by case basis. The FERC policies apply only to interstate pipelines and have not had a direct impact upon the Company's operations which are primarily supplied by intrastate pipelines.

     The Company competes in all aspects of its business with alternative energy sources, including, in particular, electricity. Competition for the residential and commercial customers is increasing. Promotional incentives, improved equipment efficiencies, and promotional rates all contribute to the acceptability of electric equipment.

     In late 1991, the Company opened four public retail facilities for the sale of compressed natural gas ("CNG") for vehicular use. The facilities are located at existing local gasoline stations. Prior to that time, the Company provided CNG for vehicular use only in limited situations (such as for school buses in certain school districts and for the fleet vehicles of certain businesses). With the opening of these public refueling stations the Company began competing against gasoline for vehicular fuel sales.

Employees

     At September 30, 1994, the Company employed 1,709 persons. See page 4 for number of employees by state.

ITEM 2.  PROPERTIES

     The Company owns an aggregate of 21,927 miles of underground pipelines throughout its gas distribution systems. These pipelines are located on easements or rights-of-way granted to the Company, which generally provide for perpetual use. The Company maintains its pipelines through a program of continuous inspection and repair and believes that the pipeline system is in good condition. The Company also owns or operates six underground gas storage facilities in Kentucky that have a total storage capacity of approximately 11.7 Bcf. However, approximately 6.5 Bcf of gas in the storage facilities must be retained as cushion gas. The maximum daily delivery capability of the storage facilities is approximately 112 MMcf.

     Substantially all of the Company's properties in its Greeley Gas Division with a book value of approximately $59.2 million are subject to a lien under First Mortgage Bonds assumed by the Company in the acquisition of GGC. At September 30, 1994, the lien secured approximately $17.0 million of outstanding 9.4% Series J First Mortgage Bonds due May 1, 2021.

     The Company leases its executive and administrative headquarters in Dallas, Texas under leases that expire in 1997. The Company also maintains field offices throughout its distribution system, substantially all of which are located in leased premises.

     The Company holds franchises granted by the incorporated cities and towns and by each Louisiana parish that it serves. At September 30, 1994, the Company held 271 such franchises having terms generally ranging from five to 25 years. The Company believes that each of its franchises will be renewed.

ITEM 3.  LEGAL PROCEEDINGS

     See Note 11 of notes to consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                             EXECUTIVE OFFICERS

      The following table sets forth certain information as of September 30, 1994, regarding the executive officers of the Company:

     Name               Age       Office Currently Held
     ----               ---       ---------------------
Charles K. Vaughan       56       Chairman of the Board
Ronald L. Fancher        51       President and Chief Executive
                                    Officer
James F. Purser          44       Executive Vice President and
                                    Chief Financial Officer
Robert F. Stephens       46       Executive Vice President -
                                    Corporate Operations
H.F. Harber              52       Senior Vice President -
                                    Corporate Services
Donald E. James          47       Senior Vice President and
                                    General Counsel

     Charles K. Vaughan has served as Chairman of the Board since the Company's inception on October 18, 1983. From October 1983 through February 1993, he additionally served as President and Chief Executive Officer. From March 1993 through May 1994, he served as Chief Executive Officer. Effective October 1, 1994, Mr. Vaughan elected to take early retirement from the Company, although he remains Chairman of the Board of Directors.

     Ronald L. Fancher served as a member of the Board of Directors from February 1984 through February 1993. He has served as President since March 1993 and has held the additional title of Chief Executive Officer since
June 1994. He was also appointed to the Board of Directors in November 1994. Prior to joining the Company, he served as Chairman of the Board and Chief Executive Officer of Texas Commerce Bank in Odessa, Texas from 1983 until 1993. Additionally, he served as Chairman of the Board and Chief Executive Officer of Texas Commerce Bank - Lubbock, N.A. in January and February 1993.

     James F. Purser was named Executive Vice President and Chief Financial Officer in May 1989. He previously served as Senior Vice President and Chief Financial Officer from August 1988 until May 1989 and as Vice President from September 1986 until August 1988.

     Robert F. Stephens was named Executive Vice President - Corporate Operations in May 1989. He served as Senior Vice President, Corporate Operations from January 1988 until May 1989 and as Senior Vice President, Corporate Services from April 1986 until January 1988. He previously served as Vice President, Corporate Development and Regulatory Affairs from August 1984 until April 1986.

     H.F. Harber was named Senior Vice President - Corporate Services in
August 1993.   He previously served as Vice President, Human Resources and
Administration from July 1991 to August 1993, as Vice President, Human Resources from May 1990 to July 1991, as Director of Human Resources from November 1987 until May 1990, as Manager, Compensation and Employment from

May 1987 until November 1987, and as Affirmative Action Coordinator from December 1983 until May 1987.

     Donald E. James was named Senior Vice President and General Counsel in August 1993. He previously served as Senior Vice President - General Counsel and Corporate Secretary from May 1993 until August 1993, as Senior Vice President and General Counsel from May 1989 until May 1993, as Vice President and General Counsel from January 1986 until May 1989, as Assistant Vice President and General Counsel from August 1985 until January 1986, and as Assistant Vice President and Assistant General Counsel from February 1984 until August 1985.

                                  PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     The Company's stock trades on the New York Stock Exchange under the trading symbol "ATO". The high and low sale prices and dividends paid per share of the Company's common stock, as adjusted for the 3-for-2 stock split in May 1994, for fiscal 1994 and 1993 are listed below.

                                                 1994                                      1993
                                  ----------------------------------          ---------------------------------
                                                            Dividends                                Dividends
                                     High          Low        paid             High         Low        paid
Quarter ended:                     ---------    ---------   ---------         --------    --------   ---------
     December 31                     $21 1/8      $16 3/4       $ .22          $15 7/8     $13 1/2     $ .2125
     March 31                         20           17 3/4         .22           17 3/4      15 1/8       .2125
     June 30                          20 1/4       18             .22           19 3/4      16 1/4       .2125
     September 30                     19           16 3/8         .22           20 5/8      18 5/8       .2125
                                                                -----                                   ------
                                                                $ .88                                   $.8500
                                                                =====                                   ======

        Prior to its acquisition, GGC made distributions to its shareholders in fiscal 1994 and 1993 of $120,000 and $893,000, respectively. The "Dividends paid" information above has not been restated for the pooling of interests in December 1993, but reflects historical cash dividends paid per share of Atmos common stock as restated for the 3-for-2 stock split in May 1994.

     See Note 3 of notes to consolidated financial statements for restriction on payment of dividends. The number of record holders of the Company's common stock on September 30, 1994 was 19,881.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected financial data with respect to the Company and should be read in conjunction with the consolidated financial statements included herein.

                               Year ended September 30,
                    --------------------------------------------
                      1994     1993     1992     1991     1990
                    -------- -------- -------- -------- --------
                        (In thousands, except per share data)

Operating revenues  $499,808 $459,641 $403,353 $399,667 $409,975
                    ======== ======== ======== ======== ========

Net income          $ 14,679 $ 17,544 $ 10,998 $  9,612 $  7,653
                    ======== ======== ======== ======== ========

Net income per
  share             $    .97 $   1.22 $    .80 $    .71 $    .60
                    ======== ======== ======== ======== ========

Atmos dividends
  declared per
  share             $    .88 $    .85 $    .83 $    .80 $    .77
                    ======== ======== ======== ======== ========

Total assets at
  end of year       $416,678 $391,618 $358,363 $338,714 $330,477
                    ======== ======== ======== ======== ========

Long-term debt at
  end of year       $138,303 $105,853 $112,153 $116,461 $ 88,508
                    ======== ======== ======== ======== ========

Supplemental net
  income (1)                 $ 18,132 $ 10,570 $ 10,130 $  9,497
                             ======== ======== ======== ========

Supplemental net
  income per share           $   1.26 $    .77 $    .75 $    .75
                             ======== ======== ======== ========

(1) Supplemental net income reflects results if GGC had not made an S Corporation election in 1987.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company distributes and sells natural gas to residential, commercial, industrial and agricultural customers in six states. Such business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which the Company operates. In addition, the Company's business is affected by seasonal weather patterns, competitive factors within the energy industry, and economic conditions in the areas that the Company serves.

     A consolidated five-year financial and statistical summary is included elsewhere herein.

ACQUISITION OF GREELEY GAS COMPANY THROUGH MERGER

     The Company has expanded its customer base and sought to diversify the regulations, weather patterns and local economic conditions to which it is subject through acquisitions in 1986 and 1987 and 1993. The Company continues to consider and pursue, where appropriate, additional acquisitions of natural gas distribution properties and other business opportunities.

     In December 1993, the Company acquired Greeley Gas Company ("GGC") of Denver, Colorado in a merger transaction accounted for as a pooling of interests; therefore, all historical financial statements and notes thereto
have been restated to retroactively reflect this merger.   At that time,
GGC was a privately held company providing natural gas service to nearly 100,000 customers in 122 communities in Colorado, Kansas and a small service area in Missouri. The transaction was structured to be a tax-free reorganization. The Company exchanged 2,329,330 shares of its common stock before the 3-for-2 stock split (3,493,995 shares on a post-split basis) for all of the outstanding stock of GGC. For further information regarding the merger, see Note 2 of notes to consolidated financial statements.

     The Company believes that, while the merger may result in some dilution during the short term, it is expected to be non-dilutive over the long term with respect to earnings per share. The Company believes this transaction is consistent with its continuing long-term corporate development strategy of increasing the value of the Company through external growth. The Company believes this acquisition will help to further diversify both the geographic scope of its markets and the mix of its customer profile, thereby reducing its exposure to changes in the economic conditions in any given segment of its service area and will add to diversification in the areas of weather, regulatory environment, and economic environment. Over the longer term, the Company expects this combination to contribute to the stability and predictability of earnings and cash flow.

RATE ACTIVITY

     In September 1994, the Company filed to increase revenues by approximately $2.6 million for a portion of its Energas Company service area ("Energas Division"). The proposed rates would produce an overall increase of approximately 1.9% of current annual revenues generated from approximately 217,000 customers and reflects recovery of accrual accounting of postretirement benefits in accordance with SFAS No. 106. See Note 8 of the accompanying notes to consolidated financial statements. In November 1994, the Company implemented an annual revenue increase of approximately $1.5 million affecting about 90% of the customers in this portion of its Energas Division.

     GGC filed a request for an increase in annual revenues of $4.5 million with the Colorado Public Utility Commission ("Colorado Commission") in September, 1993. On May 1, 1994, the Company implemented an annual increase of $3.2 million or 6.9% in Phase I of this proceeding. The Phase I rates reflect recovery of SFAS No. 106 expenses with external funding, consistent with the recommended decision of the presiding administrative law judge. In October 1994, the Colorado Commission issued its order affirming the increase as set forth in Phase I. The next step in the rate proceeding will be Phase II, which will address rate redesign issues.

     Effective December 1, 1993, GGC received an annual rate increase of approximately $2.1 million or 10.6% in its Kansas service area. The increase reflects SFAS No. 106 expenses with external funding and a moratorium on rate requests in Kansas until December 1, 1996.

     On February 11, 1992, the Company filed a rate case with the city of Amarillo, Texas seeking to increase annual revenues by approximately $4.4 million, or 12%. In November 1992, the Railroad Commission issued its decision resulting in a total annual increase of $2.1 million. The Company and the city requested a rehearing of the Order. On January 11, 1993, the Railroad Commission denied rehearing to both parties. In February 1993, the city appealed the Railroad Commission's rate order to the District Court of Travis County, Texas. In January 1994, the District Court denied the city's appeal. The city has appealed to the Court of Appeals.

     During the period of 1991 through 1993, the Company also filed for and received small rate increases in certain other rate jurisdictions in its Energas Division totaling approximately $.3 million annually.

     The Company filed for a rate increase with the Louisiana Public Service Commission (the "Louisiana Commission") in November 1991 for its Louisiana service area ("Trans La Division"). The proposed rates would produce approximately $3.4 million per year in additional revenues, or an overall increase of approximately 9.8% for the Trans La Division.
Effective September 3, 1992, the Louisiana Commission granted an increase of approximately $1.0 million per year in additional revenues, or an overall increase of approximately 2.8%. The rate order also allowed the Company to collect franchise taxes as a line item on the Company's bills which will reduce taxes, other than income taxes, by approximately $800,000 per year. The rate order also approved a rate stabilization clause for three years that provides for an annual adjustment to the Company's rates to reflect changes in expenses, revenues and invested capital following an annual review. The rate stabilization clause provides an opportunity for a return on jurisdictional common equity of between 11.75% and 12.25%. As a result of the Company's filings under the rate stabilization clause, an increase of $730,000 annually or 2% went into effect on March 1, 1993, and an increase of $1.1 million annually or 2.7% went into effect on March 1, 1994.

     In September 1990, the Kentucky Public Service Commission (the "Kentucky Commission") issued an order that increased annual revenues approximately $1.0 million for the Company's Kentucky service area. In May 1991, the Kentucky Commission issued an Order on Rehearing increasing allowed revenues an additional $2.6 million. In connection with this rate case the Company filed a Notice of Appeal with the Kentucky Court of Appeals in July 1993. The Company's appeal in Kentucky relates solely to the determination of the appropriate effective date of its last rate increase in Kentucky. The Kentucky Public Service Commission made the increase effective in May 1991, while the Company believes it should have become effective in September 1990. The Company lost the issue at the trial court level. If the Company is successful, it could recover approximately $1 million in additional revenue; if it is unsuccessful, there would be no impact on its revenue. Subsequent to September 30, 1994, the Kentucky Court of Appeals denied the Company's appeal. The Company is currently assessing its options for further appeals.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

     The Company has not adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". See
Note 9 of notes to consolidated financial statements. The rate treatment of SFAS No. 112 costs has not been determined at this time. Such costs are currently recorded and recovered in rates on the pay-as-you-go basis. The Company does not expect the adoption of this standard to have a material impact on its financial condition or results of operations.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1994 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1993

     Operating revenues increased to $499.8 million in 1994 from $459.6 million in 1993 due to rate increases received in Kansas, Colorado and Louisiana, an increase in the number of customers, changes in cost of gas and increased volumes sold. Average gas sales revenues per thousand cubic feet ("Mcf") increased from 1993 by $.12 to $4.14 in 1994, while the average cost of gas per Mcf sold increased $.15 to $2.86 in 1994. The number of meters in service increased to 649,319 at September 30, 1994 compared with 636,159 at September 30, 1993. Although the weather was 2% warmer in 1994 than in 1993, it was only slightly warmer than normal.
Sales to residential, commercial and public authority customers decreased approximately .5 billion cubic feet ("Bcf") in 1994, but sales to industrial and agricultural customers increased approximately 7 Bcf. Total sales volumes increased 6.7 Bcf to 116.1 Bcf in 1994, as compared with 1993. Revenues from gas transported for others decreased $.9 million to approximately $14.1 million in fiscal 1994 due to a decrease in volumes transported of 4.5 Bcf to 35.3 Bcf in 1994.

     Gross profit increased by approximately 3% to $168.2 million in 1994 from $163.1 million in 1993. The primary factors contributing to the higher gross profit were increased prices and volumes, as discussed above. Operating expenses, excluding income taxes, increased to $133.7 million in 1994 from $122.8 million in 1993 due to increased operation expense and depreciation. Operation expense increased $9.9 million due to increased distribution expense, employee welfare expenses including adoption of SFAS No. 106, GGC acquisition and assimilation costs, and the cost of an early retirement program in the Greeley Gas Division in the fourth quarter. SFAS No. 106 expenses in excess of pay-as-you-go expenses were approximately $3.8 million in 1994. The Company has been successful in seeking recovery of SFAS No. 106 expenses in a portion of its service areas and will continue to seek recovery in its remaining service areas (Note 8). GGC acquisition and assimilation costs were approximately $1.5 million in 1994 compared with approximately $.5 million in 1993. The cost of the early retirement program was approximately $1.3 million in 1994. The acquisition and assimilation costs as well as the early retirement program are one-time costs associated with the GGC acquisition. Income taxes decreased to $8.1 million for 1994 from $10.1 million for 1993. The primary reasons for the
decrease were lower pre-tax profits and a lower effective tax rate.   The
effective tax rate decreased to 35.6% in 1994 from 36.5% in 1993. This was primarily due to the impact of permanent differences on the lower pre-tax profits in 1994. Operating income decreased in 1994 by approximately 13% to $26.5 million from $30.3 million in 1993. The decrease in operating income resulted primarily from increased operating expenses as discussed above.

     Net income decreased in 1994 by approximately 16% to $14.7 million from $17.5 million in the prior year. This decrease in net income resulted primarily from a decrease in operating income, which was partially offset by a $1.0 million decrease in interest expense. Net income per share decreased to $.97 for 1994 from $1.22 for 1993, reflecting the effects of an increase in average shares outstanding of approximately 6%. One-time acquisition costs, assimilation expenses and an early retirement program in Greeley Gas Company, as well as the effect of adopting SFAS No. 106, reduced earnings per share by approximately $.22 in 1994.


YEAR ENDED SEPTEMBER 30, 1993 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1992

     Operating revenues increased to $459.6 million in 1993 from $403.4 million in 1992 due to colder weather, increased sales volumes and revenues for every customer type, rate increases received in Texas and Louisiana, and an increased number of customers in fiscal 1993. Total sales volumes increased 9.7 Bcf to 109.4 Bcf in 1993, as compared with 1992. Average gas sales revenues per Mcf increased $.16 to $4.02 in fiscal 1993 from 1992, while the average cost of gas per Mcf sold increased $.13 to $2.71. The number of meters in service increased to 636,159 at September 30, 1993 compared with 630,365 at September 30, 1992. Weather was 10% colder in 1993 than 1992, and was 2% colder than normal. Because of this colder weather, sales volumes to weather sensitive residential, commercial and public authority customers increased 5.8 Bcf, or 8%, to 78.0 Bcf in 1993, as compared with 1992. Sales volumes to industrial and agricultural customers increased 3.9 Bcf, or 14%, because of increased irrigation fuel demand in the Company's West Texas service area. Revenues from gas transported for others increased $1.3 million to approximately $15.0 million in 1993. Average transportation fees decreased from $.42 per Mcf to $.38 per Mcf, while transportation volumes increased 7.6 Bcf to 39.8 Bcf in 1993 as compared with 1992. Average transportation fees decreased in 1993 because of increased competition for large volume customers in Kentucky.

     Gross profit increased by approximately 12% to $163.1 million in 1993 from $146.3 million in 1992. The primary factors contributing to the higher gross profit were increased rates and colder weather, as discussed above. Operating expenses, excluding income taxes, increased to $122.8 million in 1993 from $117.9 million in 1992 due to increased operating activity. Operation expense increased $3.5 million due to increased distribution expenses, outside services, wages and benefits expense.
Income taxes increased to $10.1 million for 1993 from $4.8 million for 1992. The primary reasons for the increase were higher pre-tax profits and
a higher effective tax rate.   The effective tax rate increased to 36.5% in
1993 from 30.2% in 1992 because of reduced significance of permanent differences due to higher pre-tax profits and a one percent increase in the statutory rate to 35%, effective January 1, 1993. Operating income increased in 1993 by approximately 28% to $30.3 million. The increase in operating income resulted primarily from increased gross profit.

     Net income increased in 1993 by approximately 60% to $17.5 million from $11.0 million in 1992. This increase in net income resulted primarily from the increase in operating income. Also, interest expense decreased $.5 million in 1993, as compared with 1992, due to lower weighted average interest rates. Net income per share increased approximately 53% to $1.22 for 1993 compared with 1992, including the effects of an increase in average shares outstanding of approximately 4%.

CAPITAL RESOURCES AND LIQUIDITY (See "Consolidated Statements of Cash
Flows")

Cash Flows from Operating Activities

     Cash flows from operating activities totaled $41.2 million for 1994 compared with $37.1 million for 1993 and $31.4 million for 1992. The decrease in net income in 1994 as compared with 1993 was more than offset by the net changes in assets and liabilities. Gas stored underground decreased in 1994 because of substantially lower gas prices during the summer of 1994 when the storage reservoir was being refilled. The $10.9 million increase in deferred charges and other assets in 1993 related to the $8.4 million increase in deferred credits and other liabilities and recognized funding for the Supplemental Executive Benefits Plan. See "Consolidated Statements of Cash Flows" for other changes in assets and liabilities.

Cash Flows from Investing Activities

     Net cash used in investing activities totaled $48.4 million in 1994 compared with $42.2 million in 1993 and $39.5 million in 1992. Capital expenditures in fiscal 1994 amounted to $50.4 million compared with $43.1 million in 1993 and $42.2 million in 1992. Currently budgeted capital expenditures for 1995 total $56.1 million and include major expenditures for mains, services, meters, vehicles and computer software. Such expenditures will be financed from internally generated funds and financing activities, as discussed below.

Cash Flows from Financing Activities

     Net cash provided by financing activities totaled $7.7 million for 1994 compared with $3.7 million for 1993 and $8.3 million in 1992. Financing activities during these periods included issuance of common stock, dividend payments, borrowings from banks, and issuance and repayments of long-term debt.

     Cash dividends and distributions paid. The Company paid $12.7 million in cash dividends and distributions during 1994. The $2.6 million increase over 1993 primarily reflects an increase in the Company's quarterly dividend rate and an increase in the number of shares of common stock outstanding in 1994. The Company has increased its historical dividend rate in each of the last six years.

     Short-term financing activities. At September 30, 1994, the Company had committed lines of credit totaling $72.0 million, all of which was unused, in order to provide for short-term cash requirements. These credit facilities are negotiated at least annually. At September 30, 1994, the Company also had uncommitted short-term credit lines of $130.0 million, of which $71.9 million was unused. At September 30, 1994, $40.0 million of notes payable to banks were classified noncurrent and long-term financing was completed subsequent to September 30, 1994. During 1994, notes payable increased $22.4 million compared with increases of $2.6 million during 1993 and $18.6 million in 1992. The increases in 1994 and 1992 were primarily due to funding of capital expenditures and repayment of long-term debt.
The increase in 1993 was less than the increases in 1994 and 1992, partly because of funds provided in 1993 from stock issued under the Direct Stock Purchase Plan.

     Long-term financing activities. Payments of long-term debt increased $5.4 million to $9.9 million for the year ended September 30, 1994 compared with the year ended September 30, 1993. Payments of long-term debt consisted of a $3.0 million installment on the Company's 9.75% Senior Notes due in 1996, a $2.0 million installment on the 11.2% Senior Notes, the balance of $3.25 million on the 13.75% Series I First Mortgage Bonds and the balance of $1.6 million on the 13% Series G First Mortgage Bonds. At September 30, 1994, the Company was negotiating the private placement of $40.0 million of Senior Notes with two insurance companies. Scheduled payments of long-term debt in fiscal 1993 consisted of a $3.5 million installment on the Company's 9.75% Senior Notes and a $1.0 million payment on the 13.75% Series I First Mortgage Bonds. No long-term debt was issued in 1993. The Company entered into an agreement with an insurance company in August 1992, for a private placement of $10.0 million of unsecured Senior Notes due in annual installments of $1.0 million from 1997 through 2006, with interest to be paid semiannually at 7.95%. The net proceeds from the sale of the Senior Notes were used primarily to refinance an 8.4%
note in the amount of $9.8 million. The Company also made scheduled installments of $4.5 million on its 9.75% Senior Notes, $1.0 million on the 13.75% Series I First Mortgage Bonds and a $.3 million installment on GGC's 13% Series G First Mortgage Bonds in fiscal 1992. The loan agreements pursuant to which all the Company's Senior Notes have been issued contain covenants by the Company with respect to the maintenance of certain debt-to-equity ratios and cash flows, and restrictions on the payment of dividends. Also see Note 3 of notes to consolidated financial statements.

     Issuance of common stock. The Company issued 428,264, 897,089 and 306,880 shares of common stock in 1994, 1993 and 1992, respectively, for its Direct Stock Purchase Plan ("DSPP"), Employee Stock Ownership Plan and
Incentive Stock Option Plan.   The DSPP was implemented in August 1992.
The DSPP has been amended to remove the direct stock purchase feature of the plan and has been renamed the Atmos Energy Corporation Dividend Reinvestment and Stock Purchase Plan ("DRSPP"). In 1994, 1993 and 1992, 173,801, 760,089 and 132,249 shares, respectively, were issued under the plan, generating proceeds of $3.0 million, $13.4 million and $1.9 million, respectively. At September 30, 1994, 712,596 shares were available for future issuance under the plan.

     The Company believes that internally generated funds, its short-term credit facilities and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for 1995.

Seasonality

     The Company's natural gas distribution business is seasonal due to weather conditions in the Company's service areas. Gas sales are affected by winter heating season requirements, and sales to agricultural customers (who use natural gas as fuel in the operation of irrigation pumps) during the period from April through September may be affected by rainfall amounts. These factors generally result in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year.

     The following table sets forth, on an unaudited basis, the Company's quarterly operating revenues, quarterly operating revenues as a percentage of annual operating revenues, quarterly net income (loss) and quarterly net income (loss) as a percentage of annual net income for its past two fiscal years.


                                                                          Quarter ended
                                                       ---------------------------------------------------
                 Year ended September 30,               December 31   March 31     June 30    September 30       Total
                 ------------------------              ------------   ---------    --------   ------------     ----------
                                                                      (In thousands, except for percentages)
                 1994
                 ----
                   Operating revenues                   $145,501      $186,944      $90,013       $77,350       $499,808
                                                              29%           37%          18%           16%           100%
                   Net income (loss)                    $  7,088      $ 13,242      $(1,224)      $(4,427)      $ 14,679
                                                              48%           90%          (8)%         (30)%          100%

                 1993
                 ----
                   Operating revenues                   $130,700      $166,238      $91,219       $71,484       $459,641
                                                              28%           36%          20%           16%           100%
                   Net income (loss)                    $  6,765      $ 13,760      $   831       $(3,812)      $ 17,544
                                                              39%           78%           5%          (22)%          100%

                 Inflation

               The Company believes that inflation has caused and will continue to cause increases in certain operating expenses and has required assets and will continue to require assets to be re-placed at higher costs. The Company continually reviews the adequacy of its gas rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those gas rates.

          Environmental Matters

              From time to time, the Company receives inquiries regarding various environmental matters. The Company believes that its properties and operations substantially comply with and are oper-ated in substantial conformity with all applicable environmental statutes and regulations. There are no administrative or judi-cial proceedings arising under environmental quality statutes pending or known to be contemplated by governmental agencies which, if adversely determined, would have a material adverse effect on the Company.

          ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                  Page no.

          Report of independent auditors                               30

          Consolidated balance sheets                                  31

          Consolidated statements of income                            32

          Consolidated statements of shareholders' equity              33

          Consolidated statements of cash flows                        34

          Notes to consolidated financial statements                   36

          Supplementary data (unaudited)                               57

          REPORT OF ERNST & YOUNG LLP,
          INDEPENDENT AUDITORS


          Board of Directors
          Atmos Energy Corporation

               We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation at September 30, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

               In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atmos Energy Corporation at September 30, 1994 and 1993, and its consolidated results of operations and its cash flows for each of the three years in the period ended September 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.






                                             Ernst & Young LLP

          Dallas, Texas
          November 9, 1994

          ATMOS ENERGY CORPORATION
          CONSOLIDATED BALANCE SHEETS                  September 30,
                                                     1994         1993
                                                   --------     --------
          ASSETS                          (In thousands, except share data)
          Property, plant and equipment
            Utility plant                          $537,834     $496,153
            Construction in progress                  5,858        5,359
                                                   --------     --------
                                                    543,692      501,512
          Less accumulated depreciation and
            amortization                            216,285      202,237
                                                   --------     --------
              Net property, plant and equipment     327,407      299,275
          Current assets
            Cash and cash equivalents                 2,766        2,286
            Accounts receivable, less allowance for
              doubtful accounts of $787 in 1994
              and $963 in 1993                       29,678       29,200
            Inventories                               5,888        6,064
            Gas stored underground                   12,657       17,603
            Prepayments                               2,309        4,240
                                                   --------     --------
               Total current assets                  53,298       59,393
          Deferred charges and other assets          35,973       32,950
                                                   --------     --------
                                                   $416,678     $391,618
          CAPITALIZATION AND LIABILITIES           ========     ========
          Shareholders' equity
            Common stock, no par value (stated at $.005
              per share); authorized 50,000,000 shares;
              issued and outstanding 1994 - 15,297,166
              shares, 1993 - 14,868,902 shares     $     77     $     74
            Additional paid-in capital              102,456       94,279
            Retained earnings                        47,023       45,076
                                                   --------     --------
              Total shareholders' equity            149,556      139,429
          Long-term debt                            138,303      105,853
                                                   --------     --------
              Total capitalization                  287,859      245,282
          Current liabilities
            Current maturities of long-term debt      4,000        6,300
            Notes payable to banks                   18,100       35,700
            Accounts payable                         21,975       27,803
            Taxes payable                             4,864        3,797
            Customers' deposits                       8,257        7,862
            Other current liabilities                 7,038        6,455
                                                   --------     --------
              Total current liabilities              64,234       87,917
          Deferred income taxes                      30,184       32,614
          Deferred credits and other liabilities     34,401       25,805
                                                   --------     --------
                                                   $416,678     $391,618
                                                   ========     ========
          See accompanying notes to consolidated financial statements.

          ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME

                                                Year ended September 30,
                                            -------------------------------
                                              1994       1993        1992
                                            --------   --------    --------
                                       (In thousands, except per share data)

          Operating revenues                $499,808   $459,641    $403,353
          Purchased gas cost                 331,571    296,532     257,091
                                            --------   --------    --------
          Gross profit                       168,237    163,109     146,262

          Operating expenses
            Operation                         92,132     82,185      78,642
            Maintenance                        5,888      6,335       5,695
            Depreciation and amortization     18,841     17,433      17,205
            Taxes, other than income          16,808     16,806      16,398
            Income taxes                       8,102     10,073       4,753
                                            --------   --------    --------
              Total operating expenses       141,771    132,832     122,693
                                            --------   --------    --------

          Operating income                    26,466     30,277      23,569
          Other income (expense)
            Interest income                      168        327         376
            Other, net                           335        239         876
                                            --------   --------    --------
              Total other income                 503        566       1,252

          Interest charges                    12,290     13,299      13,823
                                            --------   --------    --------

          Net income                        $ 14,679   $ 17,544    $ 10,998
                                            ========   ========    ========
          Net income per share              $    .97   $   1.22    $    .80
                                            ========   ========    ========
          Atmos dividends declared
            per share (Note 2)              $    .88   $    .85    $    .83
                                            ========   ========    ========
          Average shares outstanding          15,195     14,338      13,789
                                            ========   ========    ========








          See accompanying notes to consolidated financial statements.

          ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF
          SHAREHOLDERS' EQUITY            Common stock
                                        ---------------- Additional
                                        Number of Stated  paid-in  Retained
                                          shares   value  capital  earnings
                                        ---------- ------  -------  --------
                                         (In thousands, except share data)
          Balance at September 30,
            1991, as adjusted for
            the 3-for-2 stock split     10,170,938  $ 51  $73,392  $16,867

          Adjustment for pooling of
            interests with GGC (Note 2)  3,493,995    17      941   19,690
                                        ----------  ----  -------  -------
          Balance, September 30, 1991,
            as restated                 13,664,933    68   74,333   36,557
            Net income                           -     -        -   10,998
            Cash dividends ($.83 per share)      -     -        -   (8,516)
            GGC distributions                    -     -        -     (402)
            Common stock issued
              Stock option plan              6,750     -       71        -
              Direct stock purchase plan   132,249     1    1,849        -
              Employee stock ownership
                plan                       167,881     1    2,288        -
                                        ----------  ----  -------  -------

          Balance, September 30, 1992   13,971,813    70   78,541   38,637
            Net income                           -     -        -   17,544
            Cash dividends ($.85 per share)      -     -        -   (9,262)
            GGC distributions                    -     -        -     (893)
            Common stock issued
              Stock option plan              6,000     -       60        -
              Direct stock purchase plan   760,089     3   13,401        -
              Employee stock ownership
                plan                       131,000     1    2,277        -
            Less: GGC net income for
              the quarter ended
              December 31, 1992 (Note 2)         -     -        -     (950)
                                        ----------  ----  -------  -------
          Balance, September 30, 1993   14,868,902    74   94,279   45,076
            Net income                           -     -        -   14,679
            Cash dividends ($.88 per share)      -     -        -  (12,612)
            GGC distributions                    -     -        -     (120)
            Common stock issued
              Restricted stock grant plan  105,000     1    2,134        -
              Direct stock purchase plan   173,801     1    3,037        -
              Employee stock ownership
                plan                       149,463     1    2,713        -
            Other                                -    -       293        -
                                        ----------  ----  -------  -------

          Balance, September 30, 1994   15,297,166  $ 77 $102,456  $47,023
                                        ==========  ====  =======  =======
          See accompanying notes to consolidated financial statements.

          ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year ended September 30,
                                                   1994    1993     1992
                                                 -------- -------  -------
                                                      (In thousands)
          CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                            $14,679   $16,594  $10,998
          Adjustments to reconcile net income
            to net cash provided by operating
            activities
              Depreciation and amortization
                Charged to depreciation and
                  amortization                   18,841    16,480   17,205
                Charged to other accounts         1,476     3,377    4,598
            Deferred income taxes                   244     2,733      349
            Other                                 2,101       622      281
                                                -------   -------  -------
                                                 37,341    39,806   33,431
            Change in assets and liabilities
              (Increase) decrease in accounts
                receivable                         (478)    1,564   (2,202)
              (Increase) decrease in inventories    176       708      (84)
              (Increase) decrease in gas stored
                underground                       4,946    (6,176)     (14)
              (Increase) decrease in prepayments  1,931     1,873     (287)
              (Increase) decrease in deferred
                charges and other assets         (3,824)  (10,908)     586
              Increase (decrease) in accounts
                payable                          (7,128)      (58)   1,196
              Increase (decrease) in taxes
                payable                          (1,314)      195      930
              Increase (decrease) in customers'
                deposits                            395       (61)     322
              Increase in other current
                liabilities                         583     1,804      803
              Increase (decrease) in deferred
                credits and other liabilities     8,596     8,398   (3,269)
                                                -------    -------  -------
              Net cash provided by operating
                 activities                      41,224    37,145   31,412

          CASH FLOWS FROM INVESTING ACTIVITIES
            Capital expenditures                (50,355)  (43,143) (42,169)
            Retirements of property, plant and
              equipment                           1,906       935    2,629
                                                -------   -------  -------
              Net cash used in investing
                activities                      (48,449)  (42,208) (39,540)

                                     - Continued -

          ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                 Year ended September 30,
                                                   1994     1993     1992
                                                -------- -------- --------
                                                       (In thousands)
          CASH FLOWS FROM FINANCING ACTIVITIES
            Net increase in notes payable       $ 22,400  $ 2,563  $18,636
            Proceeds from issuance of
              long-term debt                           -        -   10,000
            Cash dividends and distributions
              paid                               (12,732) (10,155)  (8,918)
            Repayment of long-term debt           (9,850)  (4,500) (15,608)
            Issuance of common stock               7,887   15,742    4,210
                                                --------  -------  -------
              Net cash provided by financing
                activities                         7,705    3,650    8,320
                                                --------  -------  -------
          Net increase (decrease) in cash and
            cash equivalents                         480   (1,413)     192
          Cash and cash equivalents at
            beginning of year                      2,286    3,699    3,507
                                                --------  -------  -------
          Cash and cash equivalents at end
            of year                             $  2,766  $ 2,286  $ 3,699
                                                ========  =======  =======

        See accompanying notes to consolidated financial statements.

          ATMOS ENERGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1.   Summary of significant accounting policies

               Description of business - Atmos Energy Corporation and its subsidiaries ("Atmos" or the "Company") are in the business of distributing natural gas to residential, commercial, industrial and agricultural customers within service areas located in Texas, Louisiana, Kentucky, Colorado, Kansas and a small portion of Missouri. Such business is subject to federal and state regulation and/or regulation by local authorities in each of the six states in which the Company operates. The Company has no other material business segments.

               Principles of consolidation - The accompanying consolidated financial statements include the accounts of Atmos Energy Corpora-tion and its subsidiaries. Each subsidiary is wholly-owned and all material intercompany items have been eliminated.

               Revenue recognition - Sales of natural gas are billed on a monthly cycle basis; however, the billing cycle periods for certain classes of customers do not necessarily coincide with ac-counting periods used for financial reporting purposes. The Company follows the revenue accrual method of accounting for natural gas revenues whereby revenues applicable to gas delivered to customers but not yet billed under the cycle billing method are estimated and accrued and the related costs are charged to ex-pense. Estimated losses due to credit risk are reserved at the time revenue is recognized.

               Property, plant and equipment - Property, plant and equipment is stated at original cost net of contributions in aid of constru-ction. The cost of additions includes an allowance for funds used during construction and applicable overhead charges. Major renewals and betterments are capitalized, while the costs of maintenance and repairs are charged to expense as incurred. Property, plant and equipment is depreciated at various rates on a straight-line basis over the estimated useful lives of the assets. In the first quarter of fiscal 1993, the Company changed the estimated average useful lives used to compute depreciation for certain utility plant assets. These changes resulted from revised estimates of the projected economic life of the affected assets based on recent orders received from regulatory bodies having jurisdiction over the Company and independently performed depreciation service life studies. The effect of this change on net income for the year ended September 30, 1993 was an increase of $1,104,000. The composite rates were 3.5% and 3.7% for the years ended September 30, 1994 and 1993, respectively. At the time property, plant and equipment is retired, the cost, plus removal expenses and less salvage, is charged to accumulated depreciation.

               Inventories - Inventories consist of materials and supplies and merchandise held for resale. Inventories are stated at the lower of average cost or market.

               Gas stored underground - Net additions of inventory gas to underground storage and withdrawals of inventory gas from storage are priced using the average cost method. Non-current gas in storage is classified as property, plant and equipment and is priced at cost.

               Income taxes - The Company provides deferred income taxes for significant temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes.

               Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

               Deferred charges and other assets - Deferred charges and other assets at September 30, 1994 and 1993 include assets of the Company's qualified defined benefit retirement plans in excess of the plans' obligations in the amounts of $12,275,000 and $13,289,000, respectively, and Company assets related to the nonqualified retirement plans at September 30, 1994 and 1993 of $15,735,000 and $12,758,000, respectively. At September 30, 1994, a payable of $1,300,000 was recorded for expenses related to an early retirement program under Greeley Gas Company's qualified defined benefit retirement plan.

               Deferred credits and other liabilities - Deferred credits and other liabilities include customer advances for construction of $8,428,000 and $7,769,000 at September 30, 1994 and 1993, respect-
          ively; obligations under capital leases of $6,294,000 and $6,389,000 at September 30, 1994 and 1993, respectively; and obligations under the Company's nonqualified retirement plans of $11,151,000 and $8,317,000 at September 30, 1994 and 1993,
          respectively.

               Earnings per share - The calculation of primary earnings per share is based on reported net income divided by weighted average common shares outstanding. The Company does not have other class-es of stock or dilutive common stock equivalents. See Note 2 for a discussion of supplemental net income per share.

          2.   Greeley Gas Company acquisition

               On December 22, 1993, Atmos acquired by means of a merger all of the assets and liabilities of Greeley Gas Company ("GGC") in accordance with the terms and provisions of an Agreement and Plan of Reorganization dated July 2, 1993. GGC is a natural gas utility engaged in the distribution and sale of natural gas to residential, commercial, industrial, agricultural, and other customers throughout Colorado, Kansas, and a small portion of Missouri. All of the shares of GGC's common stock were exchanged for a total of 3,493,995 shares of Atmos common stock as adjusted for a 3-for-2 stock split (2,329,330 shares on a pre-split basis). See Note 5 for information regarding the stock split in May 1994. This merger transaction was accounted for as a pooling of interes-ts; therefore, all historical financial statements and notes thereto have been restated. Subsequent to the merger, the business of GGC has been operated through the Company's Greeley Gas Company division (the "Greeley Gas Division").

               GGC prepared its financial statements on a December 31 fiscal year end. GGC's fiscal year has been changed to September 30 to conform to the Company's year end. The restated September 30, 1993 balance sheet, as presented, is the combined balance sheets of Atmos and GGC as of September 30, 1993. The restated consolidated statements of income and cash flows for the year ended September 30, 1992 include Atmos operations for the year then ended and GGC operations for the year ended December 31, 1992. The restated consolidated statement of income for the year ended September 30, 1993 includes Atmos and GGC operations for the twelve months then ended. As a result, GGC's operations for the three months ended December 31, 1992 (operating revenue of $18,322,842 and net income of $950,185) are included in both the 1993 and 1992 restated statements of income, the GGC net income for this period has been deducted in calculating the shareholders' equity balances at September 30, 1993 and cash flows for the year then ended.

               In 1987, GGC elected classification as an S Corporation (small business corporation) under the provisions of the Internal Revenue Code. Normally, income taxes are not reported in the financial statements of S Corporations as the liability for payment of federal and state income taxes is the direct responsib-ility of the shareholders. However, during 1991, as part of the settlement of rate cases filed in the states of Colorado and Kansas, GGC was ordered to begin providing for current and de-ferred income taxes. Accordingly, the Company's restated 1991 financial statements include a one-time charge to income of $1,081,202 to reinstate deferred income taxes for GGC. Supple-mental net income and earnings per share of the Company are presented below to eliminate the one-time charge and to reflect income tax expense in periods prior to 1994 as if GGC had not made the S Corporation election in 1987.

                                                   Year ended September 30,
                                                         1993       1992
                                                      --------   --------
                                     (In thousands, except per share data)

          Supplemental net income                     $ 18,132   $ 10,570
                                                      ========   ========
          Supplemental net income
            per share                                 $   1.26   $    .77
                                                      ========   ========

               Results of operations and net income for the previously separate companies for periods prior to the merger are as follows:

                                 Quarter ended      Year ended September 30,
                               December 31, 1993        1993         1992
                               -----------------      --------     --------
                                                  (In thousands)
          Operating revenues
              Atmos                 $119,223          $388,495     $340,117
              GGC                     26,278            71,146       63,236
                                    --------          --------     --------
                                    $145,501          $459,641     $403,353
                                    ========          ========     ========
          Net income
              Atmos                 $  5,458          $ 15,712     $ 10,031
              GGC                      1,630             1,832          967
                                    --------          --------     --------
                                    $  7,088          $ 17,544     $ 10,998
                                    ========          ========     ========

               The dividends per share presentation on the consolidated statements of income reflects Atmos dividends declared per share as adjusted for the 3-for-2 stock split in May 1994. The dividends declared by Atmos reflect the per share dividends declared by Atmos Energy Corporation for each of the three years ended September 30, 1994. The restated cash dividends and distributions per share reflect the total amounts paid by Atmos and GGC to their shareholders in each of those three years, divided by the total amount of weighted average shares outstanding in those periods as restated for the shares issued to effect the merger between Atmos and GGC and the 3-for-2 stock split in May 1994.

                                                   Year ended September 30,
                                                   ------------------------
                                                   1994      1993      1992
                                                   ----      ----      ----
          Atmos dividends declared
            per share                              $.88      $.85      $.83
                                                   ====      ====      ====

          Restated cash dividends and
            distributions per share,
            including GGC                          $.84      $.71      $.65
                                                   ====      ====      ====

          3. Long-term debt and notes payable

                Long-term debt at September 30, 1994 and 1993 consisted of the following:
                                                       1994        1993
                                                    ---------    --------
                                                        (In thousands)
          Unsecured 7.95% Senior Notes, payable
            in annual installments of $1,000,000
            beginning August 31, 1997 through
            August 31, 2006 with semiannual
            interest payments                       $ 10,000    $ 10,000
          Unsecured 9.57% Senior Notes, payable
            in annual installments of $2,000,000
            beginning September 30, 1997 through
            September 30, 2006 with semiannual
            interest payments                         20,000      20,000
          Unsecured 9.76% Senior Notes, payable
            in annual installments of $3,000,000
            beginning December 30, 1995 through
            December 30, 2004 with semiannual
            interest payments                         30,000      30,000
          Unsecured 9.75% Senior Notes, payable
            in varying annual installments
            through December 30, 1996                  5,000       8,000
          Unsecured 11.2% Senior Notes, payable in
            annual installments of $2,000,000
            beginning December 30, 1993 through
            December 30, 2002 with semiannual
            interest payments                         18,000      20,000
          First Mortgage Bonds, 9.4% Series J, due
            May 1, 2021                               17,000      17,000
          First Mortgage Bonds, 13% Series G               -       1,600
          Unsecured 10% Notes, due December 31,
            2011                                       2,303       2,303
          First Mortgage Bonds, 13.75% Series I            -       3,250
          Notes payable to banks financed with
            long-term debt                            40,000           -
                                                    --------    --------
                                                     142,303     112,153
          Less amounts classified as current          (4,000)     (6,300)
                                                    --------    --------
                                                    $138,303    $105,853
                                                    ========    ========

               Subsequent to September 30, 1994, the Company obtained commitments to enter into new note purchase agreements with two insurance companies to issue at par $20,000,000 of unsecured Senior Notes at 8.07% payable in annual installments of $4,000,000 beginning October 31, 2002 through October 31, 2006 with semi-annual interest payments and $20,000,000 of unsecured Senior Notes at 8.26% payable in annual installments of $1,818,182 beginning October 31, 2004 through October 31, 2014 with semiannual interest payments. At September 30, 1994, $40,000,000 of notes payable to banks were classified as long-term.

               The Company entered into a note purchase agreement with an insurance company in August 1992, for a private placement of $10,000,000 of unsecured Senior Notes at 7.95%. The net proceeds from the sale of the Senior Notes were used primarily to refinance an 8.4% note in the amount of $9.8 million.

              The Company may prepay any of the Senior Notes in whole at any time, subject to a prepayment premium. The note agreements provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after September 30, 1988 may not exceed the sum of 75% of accumulated net income for periods after September 30, 1988 plus $12,000,000 plus the proceeds from the sale of common stock after September 30, 1988. At September 30, 1994, approximately $44,492,000 of shareholders' equity was not so restricted.

               As of September 30, 1994, all of the Company's utility plant assets in Colorado, Kansas and Missouri with a book value of approximately $59,173,000 are subject to a lien under the 9.4% Series J First Mortgage Bonds assumed by the Company in the acquisition of GGC.

               Maturities of long-term debt are as follows (in thousands):

               1995                                  $  4,000
               1996                                     7,000
               1997                                     9,000
               1998                                     8,000
               1999                                     8,000
               Thereafter                             106,303
                                                     --------
                                                     $142,303
                                                     ========

          Notes payable to banks

               The Company has committed short-term, unsecured bank credit facilities totaling $72,000,000, all of which was unused at September 30, 1994. One facility of $60,000,000 requires a commitment fee of 1/8 of 1% on the unused portion. A second facility for $12,000,000 requires a commitment fee of 3/16 of 1% on the unused portion. The committed lines are renewed or renegotiated at least annually.

               The Company also had aggregate uncommitted credit lines of $130,000,000, of which $71,900,000 was unused as of September 30, 1994. The uncommitted lines have varying terms and the Company pays no fee for the availability of the lines. Borrowings under these lines are made on a when and as-available basis at the discretion of the banks.

               Information related to notes payable to banks follows:

                                               1994       1993       1992
                                             --------   --------   --------
                                        (In thousands, except for percents)
          Notes outstanding at September 30
            prior to long-term financing     $58,100    $35,700    $32,600
          Reclassification for long-term
            financing subsequent to year end (40,000)         -          -
                                             --------   --------   --------
          Notes outstanding at September 30  $18,100    $35,700    $32,600
          Weighted average interest rate at
            September 30                         5.6%       4.1%       4.7%
          Maximum amount outstanding during
            the year                         $58,100    $50,300    $36,800
          Daily average amount outstanding
            during the year                  $26,597    $19,801    $12,078
          Weighted average interest rate
            during the year computed on a
            daily basis                          4.3%       4.2%       5.3%

          Notes payable to shareholders and employees

               Notes payable to shareholders and employees of GGC were outstanding at times prior to September 30, 1993. They were for six-month terms and bore interest at rates ranging from 4.0% to 4.5%. Interest incurred on such notes aggregated $11,326 and $28,593 for 1993 and 1992, respectively.

          4. Income taxes

               The components of income tax expense for 1994, 1993 and 1992 are as follows:
                                              1994        1993      1992
                                            -------     -------   -------
                                                     (In thousands)
          Current                            $7,858      $7,340    $4,653
          Deferred                              244       2,733       100
                                             ------      ------    ------
                                             $8,102     $10,073    $4,753
                                             ======      ======    ======

               Included in the provision for income taxes are state income taxes of $328,000, $890,000, and $403,000 for 1994, 1993, and
          1992, respectively.

               Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") and, as permitted under the new rules, prior years' financial statements have not been restated. Adoption of the new standard in 1994 had no significant effect on net income.

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

               Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that give rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 1994 and October 1, 1993 are presented below (in thousands):
                                                    1994            1993
                                                  -------         -------
          Deferred tax assets
            Costs expensed for book purposes
              and capitalized for tax purposes    $   914         $   744
            Accruals not currently deductible
              for tax purposes                      1,929             689
            Customer advances                       2,365           2,128
            Nonqualified benefit plans              5,074           2,740
            Postretirement benefits                 1,442              -
            Other, net                              1,198           1,407
                                                  -------         -------
              Total deferred tax assets            12,922           7,708

          Deferred tax liabilities
            Tax and book basis of utility plant    37,316          31,949
            Prepaid pensions                        4,640           5,134
            Other, net                              1,150             565
                                                  -------         -------
              Total deferred tax liabilities       43,106          37,648
                                                  -------         -------
          Net deferred tax liabilities            $30,184         $29,940
                                                  =======         =======
          SFAS No. 109 deferred accounts for
            rate regulated entities (included
            in other deferred credits):
              Liabilities                         $ 2,647         $ 2,673
                                                  =======         =======

               During 1993 and 1992, deferred income taxes were provided for significant timing differences in recognition of revenues and expenses for tax and financial reporting purposes. The effects of these timing differences at September 30, 1993 and 1992 were as follows:
                                                        1993       1992
                                                       ------     ------
                                                         (In thousands)
          Excess of tax over financial
            depreciation and amortization              $1,754     $  351
          Items capitalized for financial
            reporting and recognized currently
            for tax reporting                             416        388
          Deferred gas service revenue
            recognized currently for tax
            reporting                                   1,464        453
          Other, net                                     (901)    (1,092)
                                                       ------     ------
              Total deferred income taxes              $2,733     $  100
                                                       ======     ======
               Reconciliations of the provisions for income taxes computed at the statutory rate to the reported provisions for income taxes for 1994, 1993 and 1992 are set forth below:

                                              Liability
                                               Method     Deferred Method
                                              ---------  -----------------
                                                 1994      1993      1992
                                              --------   -------    ------
                                                       (In thousands)
          Tax at statutory rate of 34%
            through December 31, 1992
            and 35% thereafter                 $ 7,992   $ 9,603    $5,356
          Financial expenses, not deductible
            for tax reporting                      503       680       218
          Common stock dividends deductible
            for tax reporting                     (573)     (462)     (446)
          State taxes                              328       682       244
          Other, net                              (148)     (430)     (619)
                                               -------   -------    ------
          Provision for income taxes           $ 8,102   $10,073    $4,753
                                               =======   =======    ======

          5. Stock split

               On February 9, 1994, the Board of Directors of Atmos approved a 3-for-2 split of its common stock implemented in the form of a stock dividend, which resulted in shareholders receiving one new share for every two shares held. Fractional shares were not issued but were paid in cash or credited to the accounts of participants of the Dividend Reinvestment and Stock Purchase Plan ("DRSPP") and ESOP. The record date for the split was May 4, 1994 and the payment date for mailing the new shares and cash for fractional shares to shareholders was May 16, 1994. All share and per share amounts in the financial statements and notes thereto have been restated to reflect this split, unless otherwise noted.

          6. Common stock and stock options

               The Company issued 428,264 shares of its common stock in fiscal 1994 in connection with its Direct Stock Purchase Plan, Restricted Stock Grant Plan and Employee Stock Ownership Plan. It also issued common stock in connection with the GGC merger (Note
          2) and the stock split (Note 5).

               The Company has an Employee Stock Ownership Plan as discussed in Note 7. The Company has registered 600,000 shares for issuance under the plan, of which 134,776 shares were available for future issuance on September 30, 1994.

               In August 1992 the Company announced a Direct Stock Purchase Plan ("DSPP") which was the successor to and replacement for the Dividend Reinvestment Plan ("DRP"). Members of the DRP were automatically enrolled in the DSPP. In November 1993, the Company amended the DSPP to remove the direct stock purchase feature of the plan and to rename the plan the Atmos Energy Corporation Dividend Reinvestment and Stock Purchase Plan ("DRSPP"). The DRSPP is now available to shareholders of record only. Participants in the DRSPP may have all or part of their dividends reinvested at a 3% discount from market prices. DRSPP participants may purchase additional shares of Company common stock as often as weekly with optional cash payments of at least $25, up to an annual maximum of $60,000. At September 30, 1994, 712,596 shares were available for future issuance under the plan.

               On April 27, 1988, the Company adopted a Shareholders' Rights Plan (the "Rights Plan") and declared a dividend of one right (a "Right") for each outstanding pre-split share of common stock of the Company, payable to shareholders of record as of May 10, 1988. Each Right will entitle the holder thereof, until the earlier of May 10, 1998 or the date of redemption of the Rights, to buy one share of common stock of the Company at an exercise price of $30 per share, subject to adjustment by the Board of Directors upon the occurrence of certain events. The Rights will be represented by the common stock certificates and are not exercisable or transferable apart from the common stock until a "Distribution Date" (which is defined in the Rights Agreement between the Company and the Rights Agent as the date upon which the Rights become separate from the common stock).

               At no time will the Rights have any voting rights. The exercise price payable and the number of shares of common stock or other securities or property issuable upon exercise of the Rights are subject to adjustment from time to time to prevent dilution. Until the Distribution Date, the Company will issue one Right with each share of common stock that becomes outstanding so that all shares of common stock will have attached Rights. After a Distribution Date, the Company may issue Rights when it issues common stock if the Board deems such issuance to be necessary or appropriate.

               The Rights have certain anti-takeover effects and may cause substantial dilution to a person or entity that attempts to acquire the Company on terms not approved by the Board of Directors except pursuant to an offer conditioned upon a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors because, prior to the time the Rights become exercisable or transferable, the Rights may be redeemed by the Company at $.05 per Right.

               The Company has had an Incentive Stock Option Plan for key employees covering an aggregate of 100,000 shares of common stock. The plan provided for options to be granted at prices not less than the fair market value of the stock on the date of grant and to be exercisable over ten years from such date in cumulative annual installments of 25% of the aggregate shares granted, commencing one year after the date of grant. At September 30, 1993, no options were outstanding under the plan. The Company allowed the plan to expire in October 1993 without granting additional options.

               The following table summarizes the status of the expired Incentive Stock Option Plan as of September 30, 1993 and 1992:

                                           1993                  1992
                                   -------------------  -------------------
                                              Price                 Price
                                    Shares  per share    Shares   per share
                                   ------------------   ------- -----------
          Outstanding options at
            beginning of year       6,000 $9.25-10.63   12,750  $9.25-10.63
          Exercised                (6,000) 9.25-10.63   (6,750)  9.25-10.63
                                   ------               ------
          Outstanding options
            at end of year              -           -    6,000   9.25-10.63
                                   ======               ======

          Exercisable options
            at end of year              -                6,000
          Options available for
            future grants
            (pre-split)             8,150                8,150


               The Company's Restricted Stock Grant Plan for management and key employees of the Company, which became effective October 1, 1987, provides for awards of common stock that are subject to certain restrictions. The plan is administered by the Board of Directors. The members of the Board who are not employees of the Company make the final determinations regarding participation in the plan, awards under the plan, and restrictions on the re-stricted stock awarded. The restricted stock may consist of previously issued shares purchased in the open market or shares issued directly from the Company. The total number of shares of restricted stock that may be awarded under the plan was increased to 600,000 shares (900,000 post-split shares) after receiving shareholder approval in 1993. During 1994, 1993 and 1992, 109,500, 25,500 and 51,750 shares, respectively, were awarded under the plan. Prior to 1992, 328,950 shares were awarded under the plan. Related compensation expense of $1,164,000, $735,000 and $673,000 was recognized in 1994, 1993 and 1992, respectively. At September 30, 1994, 384,300 shares were available for award.

          7.   Employee retirement and stock ownership plans

               At September 30, 1994, the Company had three defined benefit pension plans. One covers the Western Kentucky Division employ-ees, one covers the Greeley Gas Division employees, and the third covers all other Atmos employees. The plans provide essentially the same benefits to all employees. Benefits are based on years of service and the employee's compensation during the highest paid five consecutive calendar years within the last 10 years of employment. The Company's funding policy is to contribute annually an amount in accordance with the requirements of the Em-ployee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

               The following table sets forth the combined funded status of the Company's defined benefit retirement plans at June 30, 1994 and 1993 and amounts recognized in the Company's balance sheets at September 30, 1994 and 1993 for the plans covering all employees except for employees of the Greeley Gas Division:

                                                  1994            1993
                                               ---------       ---------
                                                     (In thousands)
          Actuarial present value of benefit
            obligations
            Accumulated benefit obligation,
              including vested benefits of
              $87,906 and $86,141 in 1994
              and 1993, respectively           $ (89,680)      $ (87,006)
                                               =========       =========
            Projected benefit obligation       $(102,223)      $(100,214)
            Plan assets at fair value            110,864         114,772
                                               ---------       ---------
            Funded status                          8,641          14,558
            Unrecognized net asset being
              recognized over 13 years              (633)           (851)
            Unrecognized prior service cost        1,423             482
            Unrecognized net (gain)/loss           1,883          (2,032)
                                               ---------       ---------
            Prepaid pension cost               $  11,314       $  12,157
                                               =========       =========

               Net periodic pension cost for 1994, 1993 and 1992 included the following components:

                                            1994        1993         1992
                                         --------    --------     --------
                                                     (In thousands)
          Service cost                   $  2,575    $  2,182     $  2,117
          Interest cost                     7,774       7,258        6,783
          Actual return on plan assets       (631)    (15,049)     (12,534)
          Net amortization and deferral    (8,875)      6,316        3,981
                                         --------    --------     --------
          Net periodic pension cost      $    843    $    707     $    347
                                         ========    ========     ========

               The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligation were 8.375% and 7.75% at June 30, 1994 and 1993, respectively. The rate of increase in future compensation levels reflected in such determination was 4.5% and 5.0% for the years ended September 30, 1994 and 1993, respectively. The expected long-term rate of return on assets was 9.5%, 8.5% and 9.0% for the years ended September 30, 1994, 1993 and 1992, respectively. The plan assets consist primarily of investments in common stocks, interest bearing securities and interests in commingled pension trust funds. Prepaid pension cost is included in deferred charges and other assets.

               The following table sets forth the Greeley Gas Division plan's funded status at September 30, 1994 and 1993:

                                                  1994             1993
                                               ---------        --------
                                                         (In thousands)
          Actuarial present value of benefit obligations

            Accumulated benefit obligation,
              including vested benefits of
              $12,849 and $9,959 in 1994
              and 1993, respectively           $ (13,206)      $ (10,088)
                                               =========       =========
            Projected benefit obligation       $ (15,020)      $ (13,359)
            Plan assets at fair value             13,140          14,204
                                               ---------        --------
            Funded status                         (1,880)            845
            Unrecognized net asset being
              recognized over 15 years            (2,100)         (2,390)
            Unrecognized prior service cost          455               -
            Unrecognized net loss                  3,186           2,677
                                               ---------        --------
            (Accrued) prepaid pension cost     $    (339)      $   1,132
                                               =========        ========

               Net periodic pension cost (credit) for the Greeley Gas Division plan for 1994, 1993 and 1992 included the following components:

                                            1994        1993         1992
                                          -------     -------      -------
                                                     (In thousands)
          Service cost                    $   486     $   374      $   385
          Interest cost on projected
            benefit obligation              1,039         954          952
          Actual return on plan assets        441      (1,180)      (1,146)
          Net amortization and deferral    (1,795)       (257)        (218)
                                          -------     -------      -------
          Net periodic pension
            cost (credit)                 $   171     $  (109)     $   (27)
                                          =======     =======      =======

               Accumulated plan benefits were computed using the Projected Unit Credit funding method. The discount rate and rate of in-crease in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 8.375% and 4.5%, respectively, in 1994 and 7.75% and 6.25%, respectively, in 1993. The expected long-term rate of return on plan assets was 9.5% and 9.0% in 1994 and 1993, respectively.
          Plan assets consist primarily of corporate bonds, equity securit-ies, mutual funds, partnership interests, and other miscellaneous investments. The actual return on plan assets in 1994 resulted in a loss of $.4 million due to writedowns of certain plan assets to reflect current market value.

               Effective October 1, 1987, the Company adopted a nonqualified Supplemental Executive Benefits Plan ("Supplemental Plan") which provides additional pension benefits to the executive officers and certain other employees of the Company. Expense recognized in connection with the Supplemental Plan during fiscal 1994, 1993 and 1992 was $2,062,000, $1,492,000 and $872,000, respectively.

               The Company sponsors an Employee Stock Ownership Plan ("ESOP"). Full time employees who have completed one year of service, as defined in the plan, are eligible to participate.
          Each participant enters into a salary reduction agreement with the Company pursuant to which the participant's salary is reduced by an amount not less than 2% nor more than 10%. Taxes on the amount by which the participant's salary is reduced are deferred pursuant to Section 401(k) of the Internal Revenue Code. The amount of the salary reduction is contributed by the Company to the ESOP for the account of the participant. The Company may make a matching contribution for the account of the participant in an amount determined each year by the Board of Directors, which amount must be at least equal to 25% of all or a portion of the participant's salary reduction. For the 1994 plan year, the Board of Directors elected to match 100% of each participant's salary reduction contribution up to 4% of the participant's salary. These matching percentages have also been approved for the 1995 plan year. Matching contributions to the ESOP amounted to $1,780,000, $1,413,000, and $1,324,000 for 1994, 1993 and 1992, respectively.
          The Directors may also approve discretionary contributions, subject to the provisions of the Internal Revenue Code of 1986 and applicable regulations of the Internal Revenue Service. The Company recorded a charge of $1,000,000 for a discretionary contribution in the year ended September 30, 1993. Company contributions to the plan are expensed as incurred.

               Effective January 1, 1988, the Greeley Gas Division adopted a 401(k) plan that covers substantially all the Greeley Gas Division employees. Employee contributions are limited to 6% of base compensation. The Company matches 50% of employee contributions. Total employer contributions to the 401(k) plan were $141,000, $230,000, and $288,000 for the periods ended September 30, 1994, 1993, and 1992, respectively. Contributions to the plan were discontinued on March 31, 1994 and participants were enrolled in the Atmos ESOP on April 1, 1994.

          8.   Other postretirement benefits

               In addition to providing pension benefits, the Company provides certain other postretirement benefits for retired employees, the major benefit being health care. To be eligible for these benefits, an employee must retire under the terms of the Company's retirement plans. Prior to 1994, the cost of other postretirement benefits was recognized by expensing claims and annual insurance premiums as incurred. In fiscal 1993 and 1992, these costs totaled $1,453,000 and $1,626,000, respectively.

               Effective October 1, 1993, the Company adopted Financial Accounting Standards No. 106 ("SFAS No. 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 focuses principally on postretirement health care benefits and significantly changed the practice of accounting for post-retirement benefits on a pay-as-you-go basis by requiring accrual of such benefit costs at Atmos on an actuarial basis from the date each employee reaches age 45 until the date of full eligibility for such benefits. The Company is amortizing on a straight line basis the initial transition obligation of $33,354,000 over 20 years. The effect of adopting the new rules increased net periodic postretirement benefit cost for the year ended September 30, 1994 by $3,789,000 and decreased net income for the period by $2,440,000. Approximately $746,000 of this increased cost was recovered through rates during 1994.

               Atmos sponsors two defined benefit postretirement plans other than pensions. One plan provides medical, dental, vision and life insurance benefits to retired employees of Greeley Gas Company. The other offers medical benefits to all other retired Atmos employees. Substantially all of the Company's employees may become eligible for these benefits if they reach retirement age while working for the Company and attain 10 consecutive years of service. Participant contributions are required under these plans. Prior to June 1994, the plans were not funded. In June 1994, the Company made its first quarterly payment to the external trust set up to fund SFAS No. 106 costs in excess of the pay-as-you-go cost in Kansas in accordance with an order of the Kansas Corporation Commission. The amount of funding will ultimately depend upon the ratemaking treatment allowed in the Company's various rate jurisdictions.

               The components of net periodic postretirement benefit cost for the year ended September 30, 1994 are as follows (in thou-sands):

          Service cost                             $1,817
          Interest cost                             2,269
          Amortization of transition obligation     1,668
                                                   ------
                                                   $5,754
                                                   ======

               The following is a reconciliation of the funded status of the plans to the net postretirement benefits liability on the balance sheet as of September 30, 1994 and October 1, 1993 (in thousands):

                                                          1994       1993
                                                       --------   --------
          Accumulated postretirement benefit obligation
            Retirees                                   $(18,083)  $(18,237)
            Fully eligible employees                     (6,827)    (8,596)
            Other employees                              (4,206)    (6,521)
                                                       --------   --------
                                                        (29,116)   (33,354)

          Plan assets                                       274          -
                                                       --------   --------
          Accumulated postretirement benefit
            obligation in excess of plan assets         (28,842)   (33,354)
          Unrecognized prior service cost                (2,256)         -
          Unrecognized net (gain) or loss                (4,105)         -
          Unrecognized transition obligation             31,686     33,354
                                                       --------   --------
          Accrued postretirement benefits liability    $ (3,517)  $      -
                                                       ========   ========

               In the latest actuarial calculation of the accrued postre-tirement benefits liability, the assumed health care cost trend rate used to estimate the cost of postretirement benefits was 10.5% for the 1993-1994 year, 9.5% for the 1994-1995 year and is assumed to decrease gradually to 5.0% for 1999-2000 and remain at that level thereafter. Similarly, the dental trend rate is 8.0% for the 1993-1994 year and gradually decreases to 7.0% for 1995-1996 at which time dental benefits will be discontinued. The trend for vision benefits is assumed to remain level for all years at 4.5%. The effect of a 1% increase in the assumed health care cost trend rate for each future year is $410,000 on the annual aggregate of the service and interest cost components of net periodic postretirement benefit costs and $2,279,000 on the accumulated postretirement benefit obligation as of September 30, 1994. The assumed discount rate, the rate at which liabilities could be settled, was 8.25% and 7.0% as of September 30, 1994 and 1993, respectively.

               The Company is currently recovering other postretirement benefit ("OPEB") costs through its regulated rates on a pay-as-you-go basis in a majority of its service areas in Texas, Kentucky and Louisiana. It is allowed to recover OPEB costs in its remaining service areas under SFAS No. 106 accrual accounting.
          The rate recovery of SFAS No. 106 cost by jurisdiction is discuss-ed below. Management believes that accrual accounting in accor-dance with SFAS No. 106 is appropriate and will seek rate recovery of accrual-based expenses in all of its ratemaking jurisdictions.

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

               In September 1994 the Company filed for a rate increase with its West Texas cities. The rate case, which included SFAS No. 106 costs, was settled with those cities subsequent to September 30, 1994.

               In September 1993, GGC filed a rate request for its Colorado service area which included SFAS No. 106 costs. In May 1994, the Company began implementing new rates in its Colorado service area. The new rates increased annual revenues by $3,200,000 and included recovery of accrual-based SFAS No. 106 costs. By order issued in October 1994, the Colorado Public Utility Commission approved recovery of SFAS No. 106 costs with the condition of external funding of the difference between SFAS No. 106 expense and pay-as-you-go expense.

               By order issued in November 1993, the Kansas Corporation Commission approved recovery of SFAS No. 106 expenses beginning in December 1993 with the condition that the difference between amounts computed as SFAS No. 106 expense and pay-as-you-go expense shall be remitted quarterly to an external trust fund.

               The Company will seek rate recovery of accrual based SFAS No. 106 expenses in its ratemaking jurisdictions that have not yet approved the recovery of these expenses. The portion of this additional expense in excess of the pay-as-you-go amount in these ratemaking jurisdictions that will immediately or ultimately be allowed in rates cannot presently be determined. The ultimate impact of the adoption of SFAS No. 106 on the Company's financial position and results of operations will not be known with certain-ty until the regulatory treatment that will be allowed in each of the Company's ratemaking jurisdictions is determined.

          9.   Postemployment benefits

               The Company also provides postemployment benefits, primarily workers' compensation, to former or inactive employees after employment but before retirement. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"), which applies to such benefits and will be effective for the Company's 1995 fiscal year. Under SFAS No. 112, employers are required to recognize the obligation to provide postemployment benefits if certain conditions are met. Postemployment benefit costs are currently recorded and recovered in rates on the pay-as-you-go basis. The rate treatment of SFAS No. 112 accrual based costs has not been determined at this time. The reduction in future earnings, if any, that would result from this accrual would be offset to the extent that it is approved to be recovered in rates. Based on a preliminary actuarial study, the Company currently estimates that the cumulative effect of impleme-ntation of SFAS No. 112 and the increase in future annual costs will not have a material adverse effect on earnings.

          10.  Supplementary information

               Taxes, other than income taxes for 1994, 1993 and 1992 consisted of the following:

                                             1994        1993         1992
                                           -------     -------      -------
                                                   (In thousands)

          Gross receipts                   $ 7,252     $ 7,312      $ 7,393
          Ad valorem                         5,124       4,992        4,618
          Payroll                            3,475       3,353        3,322
          Other                                957       1,149        1,065
                                           -------      ------      -------
                                           $16,808     $16,806      $16,398
                                           =======     =======      =======

          11.  Contingencies

               On March 15, 1991, suit was filed in the 15th Judicial District Court of Lafayette Parish, Louisiana, by the "Lafayette Daily Advertiser" and others against the Trans La Division, Trans Louisiana Industrial Gas Company, Inc. ("TLIG"), a wholly owned subsidiary of the Company, and Louisiana Intrastate Gas Corporati-on and certain of its affiliates ("LIG"). LIG is the Company's primary supplier of natural gas in Louisiana and is not otherwise affiliated with the Company.

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

          12.  Statement of cash flows

               Supplemental disclosures of cash flow information for 1994, 1993 and 1992 are presented below:

                                             1994        1993         1992
                                           -------     -------      -------
                                                     (In thousands)
          Cash paid for
            Interest                       $12,756     $13,436      $14,496
            Income taxes                     6,352       8,190        3,754

          13.  Leases

               The Company has entered into noncancelable leases involving office space and warehouse space. The remaining lease terms range from one to 20 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Net property, plant and equipment included amounts for capital leases of $5,664,000 and $6,029,000 at September 30, 1994 and 1993,
          respectively.

               The related future minimum lease payments at September 30, 1994 were as follows:
                                                    Capital      Operating
                                                     leases        leases
                                                   --------       --------
                                                        (In thousands)

              1995                                  $ 1,716        $ 5,071
              1996                                    1,717          4,817
              1997                                    1,683          3,808
              1998                                    1,628          2,958
              1999                                    1,504          3,036
              Thereafter                             11,297         23,335
                                                    -------        -------
              Total minimum lease payments           19,545         43,025

              Less amount representing
                contingent payments from
                increases in the Consumer
                Price Index                            (946)           (20)
                                                    -------        -------
              Net minimum lease payments             18,599        $43,005
                                                                   =======
              Less amount representing interest     (12,305)
                                                    -------
              Present value of net minimum
                lease payments                      $ 6,294
                                                    =======

               Consolidated rent expense amounted to $6,490,000, $5,277,000 and $5,395,000 for fiscal 1994, 1993 and 1992, respectively. Rents are expensed and recovered in rates on a pay-as-you-go basis.

          SUPPLEMENTARY DATA

          Quarterly Financial Data (Unaudited)
               Summarized unaudited quarterly financial data are presented below. The sum of net income per share by quarter may not equal the net income per share for the year due to variations in the weighted average shares outstanding used in computing such amounts.

                                                                             Quarter ended
                                            ----------------------------------------------------------------------------------
                                               December 31,           March 31,               June 30,          September 30,
                                            -----------------     -----------------      -----------------    -----------------
                                               1993     1992         1994     1993          1994     1993        1994     1993
                                            -------- --------     -------- --------      -------- --------    -------- --------
                                                              (In thousands, except per share data)

                 Operating revenues         $145,501 $130,700     $186,944 $166,238     $ 90,013  $ 91,219   $ 77,350 $ 71,484
                 Gross profit                 48,421   42,638       59,366   58,606       31,790    34,463     28,660   27,402
                 Operating income (loss)      10,302    9,730       16,345   16,877        1,433     3,847     (1,614)    (177)
                 Net income (loss)             7,088    6,765       13,242   13,760       (1,224)      831     (4,427)  (3,812)
                 Net income (loss) per
                   share                         .47      .48          .87      .97         (.08)      .06       (.29)    (.26)


                 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                       PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on February 8, 1995.

               Information regarding executive officers is included in Part
          I.

          ITEM 11.  EXECUTIVE COMPENSATION

               Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on February 8, 1995.

          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

               Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on February 8, 1995.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on February 8, 1995.

                                        PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) 1 and 2. Financial statements and financial statement schedules

            The financial statements and financial statement schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this annual report.

            3.  Exhibits

            The exhibits listed in the accompanying Exhibits Index are filed as part of this annual report. The exhibits numbered 10.18(a) through 10.26(c) are management contracts or compensatory plans or arrangements.

          (b)  Reports on Form 8-K

               None.

                             INDEX TO FINANCIAL STATEMENTS
                           AND FINANCIAL STATEMENT SCHEDULES
                                (Item 8, 14(a) 1 and 2)

                                                                       Page
                                                                      Number

          Financial statements:
             Consolidated balance sheets at September 30,
               1994 and 1993                                            31

             Consolidated statements of income for the
               years ended September 30, 1994, 1993 and 1992            32

             Consolidated statements of shareholders' equity
               for the years ended September 30, 1994, 1993 and 1992    33

             Consolidated statements of cash flows for the years
               ended September 30, 1994, 1993 and 1992                  34

             Notes to consolidated financial statements              36-56

          Independent auditors' report                                  30

          Financial statement schedules for the years ended September 30, 1994, 1993 and 1992:

               V - Property, plant and equipment                        61

              VI - Accumulated depreciation and amortization
                   of property, plant and equipment                     62


             All other financial statement schedules are omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and accompanying notes thereto.

                               ATMOS ENERGY CORPORATION
                                      SCHEDULE V
                             PROPERTY, PLANT AND EQUIPMENT


                                Balance at              Retire-   Balance
                                 beginning  Additions    ments   at end of
                                  of year    at cost   or sales     year
                                 ---------  ---------  --------  ---------
                                               (In thousands)

          Year ended
            September 30, 1994:
              Utility plant       $496,153    $49,544    $7,863   $537,834
              Construction
                in progress          5,359        811       312      5,858
                                  --------    -------    ------   --------
                                  $501,512    $50,355    $8,175   $543,692
                                  ========    =======    ======   ========

          Year ended
            September 30, 1993:
              Utility plant       $458,548    $41,824    $4,219   $496,153
              Construction
                in progress          4,065      1,319        25      5,359
                                  --------    -------    ------   --------
                                  $462,613    $43,143    $4,244   $501,512
                                  ========    =======    ======   ========

          Year ended
            September 30, 1992:
              Utility plant       $421,048    $41,613    $4,113   $458,548
              Construction
                in progress          3,519        556        10      4,065
                                  --------    -------    ------   --------
                                  $424,567    $42,169    $4,123   $462,613
                                  ========    =======    ======   ========


          Depreciation is provided at various rates on a straight-line basis over the estimated useful lives of the assets. Such rates range from 2% to 33% per year with the average rate currently being approximately 3.5% per year.

                               ATMOS ENERGY CORPORATION
                                      SCHEDULE VI
                     ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                             PROPERTY, PLANT AND EQUIPMENT



                                         Additions Deductions
                                Balance   charged      to
                                  at         to    retirements,  Balance
                               beginning costs and renewals and  at end
                                of year   expenses replacements  of year
                               --------- --------- ------------  -------
                                               (In thousands)

          Year ended
            September 30, 1994:
              Utility plant     $202,237   $20,317    $  6,269    $216,285


          Year ended
            September 30, 1993:
              Utility plant     $185,689   $19,857    $  3,309    $202,237


          Year ended
            September 30, 1992:
              Utility plant     $165,380   $21,803    $  1,494    $185,689

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               ATMOS ENERGY CORPORATION
                                                     (Registrant)

                                              By  /s/ JAMES F. PURSER
                                                -----------------------
                                                  James F. Purser
                                              Executive Vice President and
                                                 Chief Financial Officer

          Date:   December 15, 1994

                                   POWER OF ATTORNEY

              KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James F. Purser, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


          /s/ CHARLES K. VAUGHAN       Chairman of         December 15, 1994
          -------------------------    the Board
              Charles K. Vaughan




          /s/ RONALD L. FANCHER        President and       December 15, 1994
          -------------------------    Chief Executive
              Ronald L. Fancher        Officer

          /s/ JAMES F. PURSER          Executive Vice      December 15, 1994
          -------------------------    President and
              James F. Purser          Chief Financial
                                       Officer


          /s/ DAVID L. BICKERSTAFF     Vice President      December 15, 1994
          -------------------------    and Controller
              David L. Bickerstaff     (Principal
                                       accounting officer)


          /s/ TRAVIS W. BAIN, II       Director            December 15, 1994
          -------------------------
              Travis W. Bain, II


          /s/ DAN BUSBEE               Director            December 15, 1994
          -------------------------
              Dan Busbee


          /s/ PHILLIP E. NICHOL        Director            December 15, 1994
          -------------------------
              Phillip E. Nichol


          /s/ JOHN W. NORRIS, JR.      Director            December 15, 1994
          -------------------------
              John W. Norris, Jr.


          /s/ CARL S. QUINN            Director            December 15, 1994
          -------------------------
              Carl S. Quinn


          /s/ LEE E. SCHLESSMAN        Director            December 15, 1994
          -------------------------
              Lee E. Schlessman


          /s/ RICHARD WARE II          Director            December 15, 1994
          -------------------------
              Richard Ware II


          /s/ DEWEY G. WILLIAMS        Director            December 15, 1994
          -------------------------
              Dewey G. Williams

                                    EXHIBITS INDEX
                                   Item 14. (a) (3)

                                                            Page Number or
       Exhibit                                             Incorporation by
       Number                Description                     Reference to
      --------  ------------------------------------  -------------------------

      3.1       Restated Articles of Incorporation    Exhibit (3)(a) of Form
                dated November 10, 1989               10-K for fiscal year
                                                      ended September 30, 1991

      3.2       By-Laws of Atmos Energy Corporation   Exhibit (3) of Form 10-Q
                (Amended and restated as of May 11,   for quarter ended June
                1994)                                 30, 1994
      4.1       Specimen Common Stock Certificate     Exhibit (4) of the
                (Energas Company)                     October 28, 1983 Form 10
                                                      (File No. 0-11249)

      4.2       Specimen Common Stock Certificate     Exhibit (4) (b) of Form
                (Atmos Energy Corporation)            10-K for fiscal year
                                                      ended September 30, 1988
                                                      (File No. 1-10042)

      4.3(a)    Rights Agreement, dated as of April   Exhibit (1) of Form 8-K
                27, 1988, between the Company and     filed May 10, 1988 (File
                Morgan Shareholder Services Trust     No. 0-11249)
                Company

      4.3(b)    Amendment No. 1 to Rights Agreement,
                dated August 10, 1994
      4.3(c)    Certificate of Adjusted Price, dated
                August 15, 1994

      9         Not applicable

      10.1(a)   Note Purchase Agreement, dated        Exhibit (10)(a)(i) of
                December 30, 1986, by and between     Form 10-K for fiscal year
                the Company and John Hancock Mutual   ended September 30, 1991
                Life Insurance Company

                Note Purchase Agreement, dated
                December 30, 1986, by and between
                the Company and Mellon Bank, N.A.,
                Trustee under Master Trust Agreement
                of NYNEX Corporation dated January
                1, 1984 for Employee Pension Plans -
                NYNEX - John Hancock - Private
                Placement.  (Agreement is identical
                to the Hancock Agreement listed
                above except as to the parties
                thereto.)

                                                            Page Number or
       Exhibit                                             Incorporation by
       Number                Description                     Reference to
      --------  ------------------------------------  -------------------------

      10.1(b)   Letter, dated November 13, 1987,      Exhibit 28(a) of Form 8-K
                from John Hancock Mutual Life         filed January 7, 1988
                Insurance Company to the Company      (File No. 0-11249)

                Letter, dated November 13, 1987,
                from Mellon Bank, N.A., Trustee
                under Master Trust Agreement of
                NYNEX Corporation dated January 1,
                1984 for Employee Pension Plans -
                NYNEX - John Hancock - Private
                Placement to the Company (Mellon
                letter is identical to the Hancock
                letter listed above except as to the
                parties thereto.)
      10.1(c)   Amendment to Note Purchase            Exhibit (10)(a)(iii) of
                Agreement, dated October 11, 1989,    Form 10-K for fiscal year
                by and between the Company and John   ended September 30, 1989
                Hancock Mutual Life Insurance         (File No. 1-10042)
                Company revising Note Purchase
                Agreement dated December 30, 1986

                Amendment to Note Purchase
                Agreement, dated October 11, 1989,
                by and between the Company and
                Mellon Bank, N.A., Trustee under
                Master Trust Agreement of NYNEX
                Corporation dated January 1, 1984
                for Employee Pension Plans - NYNEX -
                John Hancock - Private Placement
                revising Note Purchase Agreement
                dated December 30, 1986.  (This
                amendment is identical to the
                Hancock amendment listed above
                except as to the parties thereto.)

      10.1(d)   Amendment to Note Purchase            Exhibit (10)(a)(iv) of
                Agreement, dated November 12, 1991,   Form 10-K for fiscal year
                by and between the Company and John   ended September 30, 1991
                Hancock Mutual Life Insurance
                Company revising Note Purchase
                Agreement dated December 30, 1986.

                                                            Page Number or
       Exhibit                                             Incorporation by
       Number                Description                     Reference to
      --------  ------------------------------------  -------------------------

                Amendment to Note Purchase
                Agreement, dated November 12, 1991,
                by and between the Company and
                Mellon Bank, N.A., Trustee under
                Master Trust Agreement of NYNEX
                Corporation dated January 1, 1984
                for Employee Pension Plans - NYNEX -
                John Hancock - Private Placement
                revising Note Purchase Agreement
                dated December 30, 1986.  (This
                amendment is identical to the
                Hancock amendment listed above
                except as to the parties thereto.)


      10.2(a)   Note Purchase Agreement, dated as of  Exhibit 10(c) of Form 8-K
                December 21, 1987, by and between     filed January 7, 1988
                the Company and John Hancock Mutual   (File No. 0-11249)
                Life Insurance Company
                Note Purchase Agreement, dated as of
                December 21, 1987, by and between
                the Company and John Hancock
                Charitable Trust I (Agreement is
                identical to Hancock Agreement
                listed above except as to the
                parties thereto.)

                Note Purchase Agreement dated as of
                December 21, 1987, by and between
                the Company and Mellon Bank, N.A.,
                Trustee under Master Trust Agreement
                of AT&T Corporation, dated January
                1, 1984, for Employee Pension Plans
                - AT&T - John Hancock - Private
                Placement (Agreement is identical to
                Hancock Agreement listed above
                except as to the parties thereto.)

      10.2(b)   Amendment to Note Purchase            Exhibit (10)(b)(ii) of
                Agreement, dated October 11, 1989,    Form 10-K for fiscal year
                by and between the Company and John   ended September 30, 1989
                Hancock Mutual Life Insurance         (File No. 1-10042)
                Company revising Note Purchase
                Agreement dated December 21, 1987

                                                            Page Number or
       Exhibit                                             Incorporation by
       Number                Description                     Reference to
      --------  ------------------------------------  -------------------------

                Amendment to Note Purchase
                Agreement, dated October 11, 1989,
                by and between the Company and John
                Hancock Charitable Trust I revising
                Note Purchase Agreement dated
                December 21, 1987.  (Amendment is
                identical to Hancock amendment
                listed above except as to the
                parties thereto.)

                Amendment to Note Purchase
                Agreement, dated October 11, 1989,
                by and between the Company and
                Mellon Bank, N.A., Trustee under
                Master Trust Agreement of AT&T
                Corporation, dated January 1, 1984,
                for Employee Pension Plans - AT&T -
                John Hancock - Private Placement
                revising Note Purchase Agreement
                dated December 21, 1987 (Amendment
                is identical to Hancock amendment
                listed above except as to the
                parties thereto.)
      10.2(c)   Amendment to Note Purchase            Exhibit 10(b)(iii) of
                Agreement, dated November 12, 1991,   Form 10-K for fiscal year
                by and between the Company and John   ended September 30, 1991
                Hancock Mutual Life Insurance
                Company revising Note Purchase
                Agreement dated December 21, 1987

                Amendment to Note Purchase
                Agreement, dated November 12, 1991,
                by and between the Company and John
                Hancock Charitable Trust I revising
                Note Purchase Agreement dated
                December 21, 1987.  (Amendment is
                identical to Hancock amendment
                listed above except as to the
                parties thereto.)

                                                            Page Number or
       Exhibit                                             Incorporation by
       Number                Description                     Reference to
      --------  ------------------------------------  -------------------------

                Amendment to Note Purchase
                Agreement, dated November 12, 1991,
                by and between the Company and
                Mellon Bank, N.A., Trustee under
                Master Trust Agreement of AT&T
                Corporation, dated January 1, 1984,
                for Employee Pension Plans - AT&T -
                John Hancock - Private Placement
                revising Note Purchase Agreement
                dated December 21, 1987.  (Amendment
                is identical to Hancock amendment
                above except as to the parties
                thereto.)

      10.3(a) Note Purchase Agreement, dated as of Exhibit 10(c) of Form 10-October 11, 1989, by and between the K for fiscal year ended Company and John Hancock Mutual Life September 30, 1989 (File
                Insurance Company                     No. 1-10042)
      10.3(b)   Amendment to Note Purchase            Exhibit 10(c)(ii) of Form
                Agreement, dated as of November 12,   10-K for fiscal year
                1991, by and between the Company and ended September 30, 1991 John Hancock Mutual Life Insurance
                Company revising Note Purchase
                Agreement dated October 11, 1989

      10.4(a)   Note Purchase Agreement, dated as of  Exhibit 10(f)(i) of Form
                August 29, 1991, by and between the   10-K for fiscal year
                Company and The Variable Annuity      ended September 30, 1991
                Life Insurance Company

      10.4(b)   Amendment to Note Purchase            Exhibit 10(f)(ii) of Form
                Agreement, dated November 26, 1991,   10-K for fiscal year
                by and between the Company and The    ended September 30, 1991
                Variable Annuity Life Insurance
                Company revising Note Purchase
                Agreement dated August 29, 1991


      10.5      Note Purchase Agreement, dated as of  Exhibit (10)(f) of Form
                August 31, 1992, by and between the   10-K for fiscal year
                Company and The Variable Annuity      ended September 30, 1992
                Life Insurance Company
      10.6(a)   Service Agreement No. 50,772 between
                Greeley Gas Company and Public
                Service Company of Colorado (West
                Gas Supply Co. prior to merger with
                PSCO) dated August 1, 1992

                                                            Page Number or
       Exhibit                                             Incorporation by
       Number                Description                     Reference to
      --------  ------------------------------------  -------------------------

      10.6(b)   Transportation Storage Service
                Agreement No. TA-0544 between
                Greeley Gas Company and Williams
                Natural Gas Company dated October 1,
                1993

      10.6(c)   No-Notice Transportation Service
                Agreement No. 31013, Rate Schedule
                NNT-1, between Greeley Gas Company
                and Colorado Interstate Gas Company,
                as amended, dated October 1, 1993

      10.6(d)   Firm Transportation Service
                Agreement No. 35009, Rate Schedule
                TF2, between Greeley Gas Company and
                Colorado Interstate Gas Company, as
                amended, dated October 1, 1993

      10.7(a)   Amarillo Supply Agreement dated
                January 2, 1993 between the Company
                and Mesa Operating Company

      10.7(b)   Interruptible Gas Transportation and  Exhibit (10)(g)(iv) of
                Sales Agreement dated January 1,      Form 10-K for fiscal year
                1991, between Mesa Operating Limited ended September 30, 1992 Partnership and Energas Company regarding transportation charges to
                Mesa

      10.7(c)   Letter agreement between the Company  Exhibit (10)(h)(vi) of
                and Mesa Operating Limited            Form 10-K for fiscal year
                Partnership dated March 21, 1989,     ended September 30, 1989
                regarding transportation rates        (File No. 1-10042)
      10.8(a)   Gas Sales Agreement between the       Exhibit (10)(i)(i) of
                Company and Westar Transmission       Form 10-K for fiscal year
                Company dated January 1, 1986, as     ended September 30, 1989
                amended by Letter Agreement dated     (File No. 1-10042)
                November 21, 1986, and Agreement
                dated December 9, 1988, revising the
                pricing formula for city gate sales

      10.8(b)   Amendment to Gas Sales Agreement,     Exhibit (10)(h)(ii) of
                dated February 27, 1987, between the  Form 10-K for fiscal year
                Company and Westar Transmission       ended September 30, 1992
                Company

      10.8(c)   Amendment to Gas Sales Agreement,     Exhibit (10)(h)(iii) of
                dated January 1, 1988, between Cabot  Form 10-K for fiscal year
                Gas Supply Corporation ("CGSC") and   ended September 30, 1992
                the Company

                                                            Page Number or
       Exhibit                                             Incorporation by
       Number                Description                     Reference to
      --------  ------------------------------------  -------------------------

      10.9(a)   Gas Transportation Agreement between  Exhibit 10(i)(i) of Form
                the Company and Westar Transmission   10-K for fiscal year
                Company dated January 1, 1986, as     ended September 30, 1991
                amended by letter agreement dated
                November 21, 1986

      10.9(b)   Amendment to Gas Transportation       Exhibit (10)(i)(ii) of
                Agreement, dated January 1, 1988,     Form 10-K for fiscal year
                between CGSC and the Company          ended September 30, 1992
      10.10     Supplemental Gas Sales Agreement,     Exhibit (10)(j) of Form
                dated January 1, 1988, between CGSC   10-K for fiscal year
                and the Company                       ended September 30, 1992

      10.11     Gas Purchase and Sales Agreement,     Exhibit (10)(k) of Form
                dated January 1, 1988, between Cabot  10-K for fiscal year
                Energy Marketing Corporation and      ended September 30, 1992
                EnerMart, Inc.

      10.12     Gas Sales Agreement, dated January    Exhibit (10)(l) of Form
                1, 1988, between the Company and Gas 10-K for fiscal year Marketing, Inc. ("GMI"), relating to ended September 30, 1992 Amarillo supplemental supplies

      10.13     Gas Sales Agreement, dated January    Exhibit (10)(m) of Form
                1, 1988, between the Company and      10-K for fiscal year
                GMI, relating to West Texas           ended September 30, 1992
                supplemental supplies
      10.14     Settlement Agreement, dated January   Exhibit (10)(n) of Form
                15, 1988, between CGSC and the        10-K for fiscal year
                Company                               ended September 30, 1992

      10.15(a)  Agreement for Natural Gas Service     Exhibit 10(o)(ii) of Form
                for Distribution and Resale between   10-K for fiscal year
                Trans La and LIG dated October 28,    ended September 30, 1991
                1991

      10.15(b)  Agreement for Intrastate              Exhibit 10(o)(iii) of
                Transportation of Natural Gas         Form 10-K for fiscal year
                between Trans La and LIG dated        ended September 30, 1991
                October 28, 1991

      10.16(a)  Gas Transportation Agreement between  Exhibit 10.1 of Form 10-Q
                Texas Gas Transmission Corporation    for quarter ended
                ("Texas Gas") and Western Kentucky    December 31, 1993
                Gas Company, a division of Atmos
                Energy Corporation ("Western Ken-
                tucky") dated November 1, 1993
                (Contract no. T3817, zone 2)

                                                            Page Number or
       Exhibit                                             Incorporation by
       Number                Description                     Reference to
      --------  ------------------------------------  -------------------------

      10.16(b) Gas Transportation Agreement between Exhibit 10.2 of Form 10-Q Texas Gas and Western Kentucky dated for quarter ended
                November 1, 1993 (Contract no.        December 31, 1993
                T3770, zone 2)

      10.16(c)  Gas Transportation Agreement between  Exhibit 10.3 of Form 10-Q
                Texas Gas and Western Kentucky Gas    for quarter ended
                dated November 1, 1993 (Contract no.  December 31, 1993
                T3355, zone 3)
      10.16(d)  Gas Transportation Agreement between  Exhibit 10.4 of Form 10-Q
                Texas Gas and Western Kentucky Gas    for quarter ended
                dated November 1, 1993 (Contract no.  December 31, 1993
                T3819, zone 4)

      10.16(e)  Gas Transportation Agreement between  Exhibit 10.5 of Form 10-Q
                Texas Gas and Western Kentucky Gas    for quarter ended
                dated November 1, 1993 (Contract no.  December 31, 1993
                N0210, zone 2, Contract no. N0340,
                zone 3, Contract no. N0435, zone 4)

      10.17(a)  Gas Transportation Agreement,         Exhibit 10.17(a) of Form
                Contract No. 2550, dated September    10-K for fiscal year
                1, 1993, between Tennessee Gas        ended September 30, 1993
                Pipeline Company, a division of
                Tenneco, Inc. ("Tennessee Gas"), and
                Western Kentucky, Campbellsville
                Service Area

      10.17(b)  Gas Transportation Agreement,         Exhibit 10.17(b) of Form
                Contract No. 2546, dated September    10-K for fiscal year
                1, 1993, between Tennessee Gas and ended September 30, 1993 Western Kentucky, Danville Service
                Area
      10.17(c)  Gas Transportation Agreement,         Exhibit 10.17(c) of Form
                Contract No. 2385, dated September    10-K for fiscal year
                1, 1993, between Tennessee Gas and ended September 30, 1993 Western Kentucky, Greensburg et al
                Service Area

      10.17(d)  Gas Transportation Agreement,         Exhibit 10.17(d) of Form
                Contract No. 2551, dated September    10-K for fiscal year
                1, 1993, between Tennessee Gas and    ended September 30, 1993
                Western Kentucky, Harrodsburg
                Service Area

                                                            Page Number or
       Exhibit                                             Incorporation by
       Number                Description                     Reference to
      --------  ------------------------------------  -------------------------

      10.17(e)  Gas Transportation Agreement,         Exhibit 10.17(e) of Form
                Contract No. 2548, dated September    10-K for fiscal year
                1, 1993, between Tennessee Gas and    ended September 30, 1993
                Western Kentucky, Lebanon Service
                Area

      10.18(a)  *Employment Agreement amended and     Exhibit 10(r)(i) of Form
                restated as of August 8, 1991,        10-K for fiscal year
                between the Company and Charles K.    ended September 30, 1991
                Vaughan
      10.18(b)  *Employment Agreement amended and     Exhibit 10(r)(ii) of Form
                restated as of August 8, 1991,        10-K for fiscal year
                between the Company and Robert F.     ended September 30, 1991
                Stephens

      10.18(c)  *Employment Agreement amended and     Exhibit 10(r)(iii) of
                restated as of August 8, 1991,        Form 10-K for fiscal year
                between the Company and Don E. James  ended September 30, 1991

      10.18(d)  *Employment Agreement amended and     Exhibit 10(r)(iv) of Form
                restated as of August 8, 1991,        10-K for fiscal year
                between the Company and James F.      ended September 30, 1991
                Purser

      10.18(e) *Employment Agreement dated March 1, Exhibit 10.1 of Form 10-Q 1993, between the Company and Ronald for quarter ended March
                L. Fancher                            31, 1993
      10.18(f)  *Employment Agreement dated August    Exhibit 10.18(g) of Form
                11, 1993, between the Company and     10-K for fiscal year
                H.F. Harber                           ended September 30, 1993

      10.19     *1983 Incentive Stock Option Plan of  Exhibit 10(u) of Form 10-
                Energas Company                       K for fiscal year ended
                                                      September 30, 1990

      10.20     *The Atmos Energy Corporation         Exhibit (10)(t) of Form
                Supplemental Executive Benefits       10-K for fiscal year
                Plan, effective October 1, 1987,      ended September 30, 1992
                Restated as of November 11, 1992

      10.21(a)  *The Atmos Energy Corporation         Exhibit (10)(u) of Form
                Restricted Stock Grant Plan,          10-K for fiscal year
                effective October 1, 1987, amended    ended September 30, 1992
                and restated as of May 13, 1992
      10.21(b)  *Amendment No. 1 to the Atmos Energy  Exhibit 10.1 of Form 10-Q
                Corporation Restricted Stock Grant    for the quarter ended
                Plan (Restated as of May 13, 1992)    December 31, 1992

                                                            Page Number or
       Exhibit                                             Incorporation by
       Number                Description                     Reference to
      --------  ------------------------------------  -------------------------

      10.21(c)  *Amendment No. 2 to the Atmos Energy  Exhibit 10 of Form 10-Q
                Corporation Restricted Stock Grant    for the quarter ended
                Plan (Restated as of May 13, 1992)    June 30, 1993

      10.21(d)  *Amendment No. 3 to the Atmos Energy  Exhibit 10.21(d) of Form
                Corporation Restricted Stock Grant    10-K for fiscal year
                Plan (Restated as of May 13, 1992)    ended September 30, 1993
      10.22     *Atmos Energy Corporation Annual      Exhibit 10(x) of Form 10-
                Performance Bonus Plan for Corporate K for fiscal year ended Officers, restated as of November 8, September 30, 1990
                1989

      10.23(a)  *Atmos Energy Corporation Mini-Med    Exhibit 10(w)(i) of Form
                Plan, as restated effective April 1,  10-K for fiscal year
                1989                                  ended September 30, 1992

      10.23(b)  *Amendment No. 1 to the Atmos Energy  Exhibit (10)(w)(ii) of
                Corporation Mini-Med Plan             Form 10-K for fiscal year
                                                      ended September 30, 1992

      10.23(c)  *Amendment No. 2 to the Atmos Energy  Exhibit (10)(w)(iii) of
                Corporation Mini-Med Plan             Form 10-K for fiscal year
                                                      ended September 30, 1992
      10.23(d)  *Amendment No. 3 to the Atmos Energy  Exhibit 10(w)(iv) of Form
                Corporation Mini-Med Plan             10-K for fiscal year
                                                      ended September 30, 1992

      10.23(e)  *Amendment No. 4 to the Atmos Energy  Exhibit 10.23(e) of Form
                Corporation Mini-Med Plan             10-K for fiscal year
                                                      ended September 30, 1993

      10.24     *Atmos Energy Corporation Deferred    Exhibit 10(x) of Form 10-
                Compensation Plan for Outside         K for fiscal year ended
                Directors                             September 30, 1992

      10.25     *Atmos Energy Corporation Retirement  Exhibit 10(y) of Form 10-
                Plan for Outside Directors            K for fiscal year ended
                                                      September 30, 1992
      10.26(a)  *Description of Car Allowance         Exhibit 10.26(a) of Form
                Payments                              10-K for fiscal year
                                                      ended September 30, 1993

      10.26(b)  *Description of Financial and Estate  Exhibit 10.26(b) of Form
                Planning Program                      10-K for fiscal year
                                                      ended September 30, 1993

      10.26(c)  *Description of Sporting Events       Exhibit 10.26(c) of Form
                Program                               10-K for fiscal year
                                                      ended September 30, 1993

                                                            Page Number or
       Exhibit                                             Incorporation by
       Number                Description                     Reference to
      --------  ------------------------------------  -------------------------

      10.27(a)  Seventh Supplemental Indenture,       Exhibit 10.1 of Form 10-Q
                dated as of October 1, 1983 between   for quarter ended June
                Greeley Gas Company ("The Greeley     30, 1994
                Gas Division") and the Central Bank
                of Denver, N.A. ("Central Bank")

      10.27(b)  Ninth Supplemental Indenture, dated   Exhibit 10.2 of Form 10-Q
                as of April 1, 1991, between The      for quarter ended June
                Greeley Gas Division and Central      30, 1994
                Bank
      10.27(c)  Bond Purchase Agreement, dated as of  Exhibit 10.3 of Form 10-Q
                April 1, 1991, between The Greeley    for quarter ended June
                Gas Division and Central Bank         30, 1994

      10.27(d)  Tenth Supplemental Indenture, dated   Exhibit 10.4 of Form 10-Q
                as of December 1, 1993, between the   for quarter ended June
                Company and Colorado National Bank,   30, 1994
                formerly Central Bank

      11        Not applicable

      12        Not applicable
      13        Not applicable

      16        Not applicable

      18        Not applicable

      21        Subsidiaries of the registrant        Exhibit 22 of Form 10-K
                                                      for fiscal year ended
                                                      September 30, 1992
      22        Not applicable

      23        Consent of independent auditors

      24        Power of Attorney                     Signature page of Form
                                                      10-K for fiscal year
                                                      ended September 30, 1994

      27        Financial Data Schedule for Atmos
                for year ended September 30, 1994
      28        Not applicable

      99        Not applicable

          _________________________
         * This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."