Form 10-Q
period 1994-12-31
ATMOS ENERGY CORP
filed 1995-02-13
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549

                            FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

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

Number of shares outstanding of each of the issuer's classes of common stock, as of January 27, 1995.

                 Class                        Shares Outstanding
                 -----                        ------------------
             No Par Value                         15,366,864





PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                     ATMOS ENERGY CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)

                                      December 31, September 30,
                                           1994        1994
                                      ------------ ------------
ASSETS                                 (Unaudited)
Property, plant and equipment             $560,246     $543,692
  Less accum. depreciation and amort.      222,481      216,285
                                          --------     --------
  Net property, plant and equipment        337,765      327,407
Current assets
  Cash and cash equivalents                  3,720        2,766
  Accounts receivable, net                  55,970       29,678
  Inventories                                6,170        5,888
  Gas stored underground                    11,278       12,657
  Prepayments                                2,554        2,309
                                          --------     --------
    Total current assets                    79,692       53,298
Deferred charges and other assets           35,900       35,973
                                          --------     --------
                                          $453,357     $416,678
                                          ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
  Common stock outstanding: 15,347,251
    shares at 12/31/94 and 15,297,166
    shares at 9/30/94                     $     77     $     77
  Additional paid-in capital               103,279      102,456
  Retained earnings                         49,971       47,023
                                          --------     --------
    Total shareholders' equity             153,327      149,556
Long-term debt                             131,303      138,303
                                          --------     --------
    Total capitalization                   284,630      287,859
Current liabilities
  Current maturities of long-term debt       7,000        4,000
  Notes payable to banks                    23,000       18,100
  Accounts payable                          45,563       21,975
  Taxes payable                              9,004        4,864
  Customers' deposits                        8,897        8,257
  Other current liabilities                  6,510        7,038
                                          --------     --------
    Total current liabilities               99,974       64,234
Deferred income taxes                       29,791       30,184
Deferred credits and other liabilities      38,962       34,401
                                          --------     --------
                                          $453,357     $416,678
                                          ========     ========
See accompanying notes to consolidated financial statements.

                    ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (In thousands, except per share data)


                          Three months ended   Twelve months ended
                              December 31,        December 31,
                          ------------------   -------------------
                            1994     1993        1994     1993
                          -------- --------    -------- --------
Operating revenues        $117,848 $145,501    $472,155 $474,443
Purchased gas cost          74,366   97,080     308,857  305,549
                          -------- --------    --------  -------
  Gross profit              43,482   48,421     163,298  168,894

Operating expenses
  Operation                 19,808   23,399      88,541   86,197
  Maintenance                1,004    1,530       5,362    6,448
  Depreciation and
    amortization             5,160    4,667      19,334   17,616
  Taxes, other than
    income                   4,078    4,537      16,349   17,011
  Income taxes               3,646    3,986       7,762   10,771
                          -------- --------    -------- --------
    Total operating
      expenses              33,696   38,119     137,348  138,043
                          --------  -------    -------- --------
Operating income             9,786   10,302      25,950   30,851

Other income                   139       88         554       74

Interest charges, net        3,449    3,302      12,437   13,057
                          -------- --------    -------- --------

Net income                $  6,476 $  7,088    $ 14,067 $ 17,868
                          ======== ========    ======== ========

Net income per share      $    .42 $    .47    $    .92 $   1.22
                          ======== ========    ======== ========

Atmos dividends declared
  per share (See Note 2)  $    .23 $    .22    $    .89 $    .86
                          ======== ========    ======== ========

Average shares
  outstanding               15,331   15,048      15,266   14,589
                          ======== ========    ======== ========





See accompanying notes to consolidated financial statements.

                       ATMOS ENERGY CORPORATION
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (In thousands)

                                             Three months ended
                                                 December 31,
                                               1994        1993
                                             --------   --------
Cash Flows From Operating Activities
  Net income                                $  6,476    $  7,088
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
    Depreciation and amortization
      Charged to depreciation and
        amortization                           5,160       4,667
      Charged to other accounts                  904         935
    Deferred income taxes (benefit)             (393)     (2,528)
    Other                                      1,488         202
                                            --------    --------
                                              13,635      10,364
    Net change in operating assets and
      liabilities                              2,622     (12,455)
                                            --------    --------
    Net cash provided (used) by operating
      activities                              16,257      (2,091)

Cash Flows From Investing Activities
  Retirements of property, plant and
    equipment                                    (34)        109
  Capital expenditures                       (13,464)    (12,055)
                                            --------    --------
    Net cash used in investing activities    (13,498)    (11,946)

Cash Flows From Financing Activities
  Net increase (decrease) in notes
    payable to banks                         (35,100)     15,900
  Cash dividends and distributions paid       (3,528)     (2,670)
  Issuance of long-term debt                  40,000           -
  Repayment of long-term debt                 (4,000)     (6,300)
  Issuance of common stock                       823       6,886
                                            --------    --------
    Net cash provided (used) by financing
      activities                              (1,805)     13,816
                                            --------    --------
Net increase (decrease) in cash and cash
  equivalents                                    954        (221)
Cash and cash equivalents at beginning
  of period                                    2,766       2,286
                                            --------    --------
Cash and cash equivalents at end
  of period                                 $  3,720    $  2,065
                                            ========    ========
See accompanying notes to consolidated financial statements.

                    ATMOS ENERGY CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        December 31, 1994


1.  Unaudited interim financial information
In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other fac-tors, the results of operations for the three month period ended December 31, 1994 are not indicative of expected results of operations for the year ending September 30, 1995. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements in the 1994 annual report to shareholders of Atmos Energy Corporation ("Atmos" or the "Company"). The condensed consolidated balance sheet of Atmos Energy Corporation, as of December 31, 1994, and the related condensed consolidated statements of income and cash flows for the three-month period ended Decebmer 31, 1994, included herein have been subjected to a review by Ernst & Young LLP, the Company's independent accountants, whose report is included herein.

Deferred charges and other assets - Deferred charges and other assets at December 31, 1994 and September 30, 1994 include assets of the Company's qualified defined benefit retirement plans in excess of the plans' recorded obligations in the amounts of $10,717,000 and $12,275,000, respectively, and Company assets related to the Company's nonqualified retirement plans at December 31, 1994 and September 30, 1994 of $16,387,000 and $15,735,000, respectively.

Common stock - As of December 31, 1994, the Company had 50,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 15,347,251 shares outstanding. In May 1994, the Company implemented a three-for-two split of its common stock. All share information in this report is adjusted for the 3-for-2 stock split unless otherwise noted.

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

The Atmos dividends declared per share for the prior periods presented below and on the consolidated statements of income reflect Atmos' dividends declared per share as adjusted for the 3-for-2 stock split in May 1994. The restated cash dividends and distributions per share presented below reflect the total amounts paid by Atmos and GGC to their shareholders in each of those periods, divided by the total number of weighted average shares outstanding in those periods as restated for the shares issued to effect the merger between Atmos and GGC and the 3-for-2 stock split in May 1994.


                       Three months ended  Twelve months ended
                        December 31, 1993   December 31, 1993
                       ------------------  -------------------
Atmos dividends
  declared per share         $.22                 $.86
Restated cash dividends
  and distributions per
  share, including GGC       $.18                 $.69

3.  Postemployment Benefits

Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits" ("SFAS No. 112"). SFAS No. 112 requires that certain benefits provided to former or inactive employees, after employment but before retirement, such as workers' compensation, disability benefits and health care continuation coverage be accrued if attributable to employees' service already rendered. Prior to October 1, 1994, postemployment benefit costs were recorded and recovered in rates on the pay-as-you-go basis. Both the cumulative effect of adopting SFAS No. 112, as well as the effect of the new standard upon the recurring expense being recognized for these benefits, were not material.

4.  Contingencies
On March 15, 1991, suit was filed in the 15th Judicial District Court of Lafayette Parish, Louisiana, by the "Lafayette Daily Advertiser" and others against the Trans La Division, Trans Louisiana Industrial Gas Company, Inc. ("TLIG"), a wholly owned subsidiary of the Company, and Louisiana Intrastate Gas Corporation and certain of its affiliates ("LIG"). LIG is the Company's primary supplier of natural gas in Louisiana and is not otherwise affiliated with the Company.

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

5.  Long-term and short-term debt

In November 1994, the Company entered into note purchase agree-ments with two insurance companies and issued at par $20,000,000 of unsecured Senior Notes at 8.07% payable in annual installments of $4,000,000 beginning October 31, 2002 through October 31, 2006 with semiannual interest payments and $20,000,000 of unsecured Senior Notes at 8.26% payable in annual installments of $1,818,182 beginning October 31, 2004 through October 31, 2014 with semiannual interest payments.

During the quarter ended December 31, 1994, the Company paid installments due of $2,000,000 on its 9.75% Senior Notes and $2,000,000 on its 11.2% Senior Notes.

At December 31, 1994, the Company had committed, short-term, unsecured bank credit facilities totaling $72,000,000, all of which was unused. The Company also had aggregate uncommitted lines of $130,000,000, of which $107,000,000 was unused at December 31, 1994.

6. Statements of cash flows

Supplemental disclosures of cash flow information for the three month periods ended December 31, 1994 and 1993 are presented below.
                                    Three months ended
                                        December 31,
                                     1994         1993
                                    ------       ------
                                      (In thousands)
Cash paid for
  Interest                          $4,096       $4,728
  Income taxes                           -            3

Included in the property, plant and equipment balance at December
31, 1994, is approximately $3,090,000 primarily related to obli-gations arising under capital leases in the Greeley Gas Division.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of December 31, 1994, and the related condensed consolidated statements of income and cash flows for the three-month period ended December 31, 1994. These financial statements are the responsibility of the Company's management. We did not make a similar review of the condensed consolidated financial statements for the three-month period ended December 31, 1993.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial state-ments taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at December 31, 1994, and for the three-month period then ended for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Atmos Energy Corporation as of September 30, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated November 9, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                   ERNST & YOUNG LLP

Dallas, Texas
February 1, 1995

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

Revenues and sales volume statistics for the three-month and twelve-month periods ended December 31, 1994 and 1993 appear on pages 16 and 17.

Rate Activity

In September 1994, the Company filed to increase revenues by approximately $2.6 million for a portion of its Energas Company service area ("Energas Division"), which affects approximately 217,000 customers and reflects recovery of accrual accounting of postretirement benefits in accordance with SFAS No. 106. In November 1994, the Company implemented an annual revenue increase of approximately $1.5 million affecting about 90% of the customers in this portion of its Energas Division. Upon approval of the Railroad Commission of Texas in January 1995, the Company implemented an annual increase of approximately $.2 million relating to the remaining customers.

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

In September 1992, the Louisiana Public Service Commission ("Louisiana Commission") issued a rate order to the Company's Trans La Division which included a rate stabilization clause ("RSC") for three years that provides for an annual adjustment to the Company's rates to reflect changes in expenses, revenues and invested capital following an annual review. The RSC provides an opportunity for a return on jurisdictional common equity of between 11.75% and 12.25%. As a result of the Company's filings under the RSC, an increase of $730,000 annually or 2% went into effect on March 1, 1993, and an increase of $1.1 million annually or 2.7% went into effect on March 1, 1994. In December 1994, the Company provided its third annual RSC filing which is pending before the Louisiana Commission.

In September 1990, the Kentucky Public Service Commission (the "Kentucky Commission") issued an order that increased annual revenues approximately $1.0 million for the Company's Kentucky service area. In May 1991, the Kentucky Commission issued an Order on Rehearing increasing allowed revenues an additional $2.6 million. The Attorney General and the Company separately pursued unsuccessful appeals of the Rehearing Order.

On February 10, 1995, the Company filed with the Kentucky Commission for a rate increase for its Western Kentucky Gas Company Division. The filing requests an annual revenue increase of approximately $7.7 million, or 5.5 percent, to be effective March 12, 1995. The Kentucky Commission may suspend the increase until August 12, 1995, and must act on the filing within 10 months of the filing date by statute. The Company provides natu-ral gas service to approximately 165,000 customers in Kentucky.

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

FINANCIAL CONDITION

For the three months ended December 31, 1994 net cash provided by operating activities totaled $16.3 million compared with $2.1 million net cash used for operating activities for the three months ended December 31, 1993. Net operating assets and liabilities decreased $2.6 million for the three months ended December 31, 1994 compared with an increase of $12.5 million for the three months ended December 31, 1993. Due to the seasonal nature of the natural gas distribution business, large swings in accounts receivable, accounts payable and inventories of gas in underground storage will occur when entering and leaving the winter or heating season.

Major cash flows from investing activities for the three months ended December 31, 1994 included capital expenditures of $13.5 million compared with $12.1 million for the three months ended December 31, 1993. The capital expenditures budget for fiscal year 1995 is currently $56.1 million, as compared with actual capital expenditures of $50.4 million in fiscal 1994. Capital projects planned for 1995 include major expenditures for mains, services, meters, vehicles and computer software. These expendi-tures will be financed from internally generated funds and financing activities.

For the three months ended December 31, 1994, cash flows used by financing activities amounted to $1.8 million as compared with $13.8 million provided by financing activities for the three months ended December 31, 1993. During the quarter, notes payable to banks decreased $35.1 million, as compared with an increase of $15.9 million in the quarter ended December 31, 1993, due to seasonal factors and repayment of short-term borrowing with the $40.0 million proceeds from Sr. Notes issued in November 1994. Repayments of long-term debt consisted of a $2.0 million installment on the Company's 9.75% Senior Notes due in 1996 and a $2.0 million installment on the 11.2% Senior Notes. The Company paid $3.5 million in cash dividends during the three months ended December 31, 1994, compared with dividends and distributions of $2.7 million paid during the three months ended December 31, 1993. This reflects increases in the quarterly dividend rate and in the number of shares outstanding. In the quarter ended December 31, 1993, the Company issued 2,566,196 pre-split shares of common stock. This included 2,329,330 pre-split shares in connection with the merger and 236,866 pre-split shares under its Employee Stock Ownership Plan and its Dividend Reinvestment and Stock Purchase Plan ("DRSPP") prior to the merger on December 22, 1993. In the quarter ended December 31, 1994, the Company issued 50,085 shares. In January 1995, the Company amended its DRSPP to allow for initial investments directly from the Company with a $200 minimum investment and a 3% discount on stock purchased with reinvested dividends.

In May 1994 the Company implemented a three-for-two split of its common stock in the form of a stock dividend, which resulted in shareholders receiving one new share for every two shares pre-viously held. Fractional shares were paid in cash or credited to DRSPP or ESOP accounts.

The Company believes that internally generated funds, its short-term credit facilities and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 1995. At December 31, 1994 the Company had $72.0 million committed short-term credit facilities, all of which was avail-able for additional borrowing. The committed lines are renewed or renegotiated at least annually. At December 31, 1994, the Company also had $130.0 million of uncommitted short-term lines, of which $107.0 million was unused.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1994 COMPARED WITH THREE MONTHS
ENDED DECEMBER 31, 1993

Operating revenues decreased from $145.5 million for the three months ended December 31, 1993 to $117.8 million for the three months ended December 31, 1994. Factors contributing to the decrease in operating revenues were warmer weather and decreased sales price per Mcf. The weather for the three months ended December 31, 1994 was 13% warmer than normal and 19% warmer than the weather for the corresponding quarter of the prior year. Volumes sold decreased from 32.6 billion cubic feet ("Bcf") to
28.1 Bcf. Changes in cost of gas are reflected in sales prices through purchased gas adjustment mechanisms. The average sales price per thousand cubic feet ("Mcf") sold decreased $.25 to $4.03 while the average cost of gas per Mcf sold decreased $.34 to $2.64. The decrease in the average sales price reflects the decreased gas cost, partially offset by rate increases implement-ed during the past year. Recent rate increases include the following: a $3.2 million annual rate increase in Colorado effective in May 1994, a $2.1 million annual increase in Kansas effective in December 1993, a $1.5 million annual increase in West Texas effective in November 1994 and a $1.1 million rate stabilization clause annual increase in Louisiana effective in
March, 1994.   Transportation revenues decreased $1.5 million,
primarily due to a decrease of $.14 in average transportation revenue per Mcf. The decrease was related to a change in the mix of transportation services, which include firm, interruptible and special contracts and a reduction in transportation volumes of .3 Bcf.

Gross profit decreased by 10% to $43.5 million for the three months ended December 31, 1994, from $48.4 million for the three months ended December 31, 1993. The primary factor contributing to the decreased gross profit was the decreased sales volumes due to warmer weather. Operating expenses, excluding income taxes, decreased approximately 12% from $34.1 million for the three months ended December 31, 1993 to $30.1 million for the three months ended December 31, 1994. Factors contributing to the decrease were lower distribution, customer accounts, and adminis-trative and general expenses. A substantial part of these decreases in fiscal 1995 resulted because of one-time expenses incurred in fiscal 1994 in connection with the acquisition and assimilation of GGC. Income taxes decreased primarily due to lower pre-tax profits. Operating income decreased for the three months ended December 31, 1994 by 5% to $9.8 million from $10.3 million for the three months ended December 31, 1993. The decrease in operating income resulted from decreased gross profit.

Interest charges increased slightly due to the issuance of $40.0 million of Sr. Notes in November 1994 and higher interest rates in the three months ended December 31, 1994. The Company's weighted average short-term interest rate increased by approxi-mately 2 percent for the quarter ended December 31, 1994, as compared with the quarter ended December 31, 1993.

Net income decreased for the three months ended December 31, 1994 by approximately 9% to $6.5 million from $7.1 million for the three months ended December 31, 1993. This decrease primarily resulted from the decrease in operating income.

The Company estimates that the impact of the weather being 13% warmer than normal for the three months ended December 31, 1994 caused net income to be approximately $1.9 million less than it would have been had the Company experienced "thirty year normal" temperatures in its respective service areas. This compares with an estimated increase in net income of approximately $1.4 million for the three months ended December 31, 1993 as a result of 8% colder than normal weather.

TWELVE MONTHS ENDED DECEMBER 31, 1994 COMPARED WITH TWELVE MONTHS
ENDED DECEMBER 31, 1993

Operating revenues decreased to $472.2 million for the 12 months ended December 31, 1994 from $474.4 million for the 12 months ended December 31, 1993. Total sales and transportation volumes decreased 4% from approximately 152.9 Bcf for the 12 months ended December 31, 1993 to approximately 146.6 Bcf for the 12 months ended December 31, 1994. The company-wide weather for calendar year 1994 was 11% warmer than for calendar year 1993 and 9% warmer than 30-year normal temperatures. The Company experienced decreased sales volumes and revenues with all customer types except industrial (including agricultural) in the twelve months ended December 31, 1994. Also, transportation volumes and revenues decreased for the 12 months ended December 31, 1994, as compared with the 12 months ended December 31, 1993. Transporta-tion volumes decreased from 41.2 Bcf to 35.0 Bcf, resulting in a $4.1 million decrease in transportation revenues. The average sales price per Mcf sold increased $.01 from $4.06 to $4.07. The average cost of gas per Mcf sold increased $.03 from $2.74 for the 12 months ended December 31, 1993 to $2.77 for the 12 months ended December 31, 1994. Changes in cost of gas are reflected in sales prices through purchased gas adjustment mechanisms.

Gross profit decreased by 3% to $163.3 million from $168.9 million for the 12 months ended December 31, 1993. The decrease in gross profits for the 12 months ended December 31, 1994 was due to warmer weather and decreased volumes. Operating expenses exclusive of income taxes increased from $127.3 million for the 12 months ended December 31, 1993 to $129.6 million for the 12 months ended December 31, 1994. Factors contributing to the increase in operating expenses were increased distribution, employee welfare, and pension expense, which includes costs associated with the GGC early retirement program, which were recorded in September 1994. Income taxes decreased $3.0 million for the 12 months ended December 31, 1994, compared with the 12 months ended December 31, 1993. The primary reason was lower pre-tax income. Operating income decreased from the 12 months ended December 31, 1993 by 16% to $26.0 million for the 12 months ended December 31, 1994. The decrease in operating income was due to decreased gross profit.

Net income for the 12 months ended December 31, 1994 was $14.1 million compared with $17.9 million for the 12 months ended
December 31, 1993. The decrease in net income resulted primarily from the decrease in operating income.

The Company estimates that the impact of the weather being 9% warmer than normal for the twelve months ended December 31, 1994 caused net income to be approximately $3.1 million less that it would have been had the Company experienced "thirty year normal" temperatures in its respective service areas. Weather was approximately 3% colder than normal for the twelve months ended December 31, 1993.

                     ATMOS ENERGY CORPORATION
              CONSOLIDATED OPERATING STATISTICS (1)

                                                           December 31,
                                                        -------------------
                                                         1994        1993
                                                        -------     -------
Meters in Service
  Residential                                           570,811     558,275
  Commercial                                             60,538      58,971
  Industrial (including agricultural)                    19,445      19,898
  Public authority and other                              4,963       4,889
                                                        -------     -------
    Total                                               655,757     642,033

                                Quarter ended            12 Months ended
                                 December 31,               December 31,
                               1994        1993           1994        1993
                             --------    --------       --------    --------
Sales Volumes -- MMcf (2)
  Residential                  14,205      18,345        47,069      53,831
  Commercial                    6,097       7,384        19,847      22,269
  Industrial (including
      agricultural)             6,274       4,873        39,903      30,492
  Public authority and other    1,565       2,025         4,782       5,053
                             --------    --------      --------    --------
    Total                      28,141      32,627       111,601     111,645

Transportation Volumes --
  MMcf (2)                      9,640       9,963        34,985      41,208
                             --------    --------      --------    --------
  Total Volumes Handled        37,781      42,590       146,586     152,853
                             ========    ========      ========    ========
Operating Revenues (000's)
Gas Revenues
  Residential                $ 62,884    $ 83,241      $225,574    $247,489
  Commercial                   24,674      31,231        85,950      93,325
  Industrial (including
    agricultural)              19,940      16,600       123,062      91,197
  Public authority and other    6,012       8,507        19,968      21,037
                             --------    --------      --------    --------
    Total gas revenues        113,510     139,579       454,554     453,048

Transportation Revenues         3,332       4,863        12,587      16,670
Other Revenues                  1,006       1,059         5,014       4,725
                             --------    --------      --------     -------
  Total Operating Revenues   $117,848    $145,501      $472,155    $474,443
                             ========    ========      ========    ========
Average Gas Sales
  Revenues per Mcf           $   4.03    $   4.28      $   4.07    $   4.06
Average Transportation
  Revenue per Mcf            $    .35    $    .49      $    .36    $    .40

Cost of Gas per Mcf Sold     $   2.64    $   2.98      $   2.77    $   2.74


See footnotes on page 17.

                                               - 16 -




                     ATMOS ENERGY CORPORATION
              CONSOLIDATED OPERATING STATISTICS (1)
                           (Continued)

                    HEATING DEGREE DAYS (3)

                        Weather         Quarter ended December 31,     12 Months ended December 31,
Service                Sensitive        ---------------------------    ----------------------------
  Area                Customers %        1994      1993   Normal             1994     1993   Normal
- -------               -----------       -----     -----    -----            -----    -----    -----
Texas (Energas)           47%            1,185     1,531    1,382           3,215    3,735    3,528
Kentucky (WKG)            26%            1,351     1,644    1,576           4,049    4,230    4,376
Louisiana (Trans La)      11%              500       805      676           1,617    1,943    1,760
Colorado, Kansas and
  Missouri (Greeley)      16%            2,211     2,443    2,339           5,651    6,456    6,234
                         ----
System Average           100%            1,315     1,625    1,507           3,643    4,098    3,983


(1) Consolidated operating statistics have been restated to include GGC operations for all periods presented.

(2)  Volumes are reported as metered in million cubic feet
     ("MMcf").

(3) A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The greater the number of heating degree days, the colder the climate. Heating degree days are used in the natural gas industry to measure the coldness of weather experienced and to compare relative temperatures between one geographic area and another. Normal heating degree days are derived from a 30-year average of actual heating degree days complied by the National Weather Service.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 4 of notes to consolidated financial statements on pages
6 and 7 herein for a description of legal proceedings.

Item 5. Other Information

Effective October 1, 1994, Charles K. Vaughan elected to take early retirement from the Company, although he remains Chairman of the Board of Directors.

In November 1994, Ronald L. Fancher, President and Chief Executive Officer of the Company, was appointed to the Board of Directors. He will stand for election at the Company's annual meeting in February 1995. He had previously served on the Atmos Board from February 1984 through February 1993, at which time he joined the Company as President and Chief Operating Officer.

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

                                   ATMOS ENERGY CORPORATION
                                         (Registrant)





Date:  February 13, 1995       By:    /s/  JAMES F. PURSER
                                   ------------------------------
                                           James F. Purser
                                       Executive Vice President
                                      and Chief Financial Officer


Date:  February 13, 1995       By:  /s/  DAVID L. BICKERSTAFF
                                   ------------------------------
                                         David L. Bickerstaff
                                    Vice President and Controller
                                   (Principal Accounting Officer)

                       EXHIBITS INDEX

                          Item 6(a)

 Exhibit                                               Page
 Number                  Description                  Number
 -------                 -----------                  -------

 3.1        Amendment to Bylaws of Atmos Energy
            Corporation dated November 9, 1994

 10.1       Note Purchase Agreement, dated
            November 14, 1994, by and among the
            Company and New York Life Insurance
            Company, New York Life Insurance and
            Annuity Corporation, The Variable
            Annuity Life Insurance Company,
            American General Life Insurance
            Company, and Merit Life Insurance
            Company

 15         Letter regarding unaudited interim
            financial information
 27         Financial Data Schedule for Atmos for
            the quarter ended December 31, 1994