Form 10-Q
period 1995-03-31
ATMOS ENERGY CORP
filed 1995-05-10
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549

                            FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

Number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1995.

                 Class                        Shares Outstanding
                 -----                        ------------------
             No Par Value                         15,413,011





PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                     ATMOS ENERGY CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)

                                         March 31, September 30,
                                           1995        1994
                                      ------------ ------------
ASSETS                                 (Unaudited)
Property, plant and equipment             $570,056     $543,692
  Less accum. depreciation and amort.      228,263      216,285
                                          --------     --------
  Net property, plant and equipment        341,793      327,407
Current assets
  Cash and cash equivalents                  6,241        2,766
  Accounts receivable, net                  44,641       29,678
  Inventories                                6,268        5,888
  Gas stored underground                     3,251       12,657
  Prepayments                                1,916        2,309
                                          --------     --------
    Total current assets                    62,317       53,298
Deferred charges and other assets           35,661       35,973
                                          --------     --------
                                          $439,771     $416,678
                                          ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
  Common stock outstanding: 15,404,098
    shares at 3/31/95 and 15,297,166
    shares at 9/30/94                     $     77     $     77
  Additional paid-in capital               104,155      102,456
  Retained earnings                         60,377       47,023
                                          --------     --------
    Total shareholders' equity             164,609      149,556
Long-term debt                             131,303      138,303
                                          --------     --------
    Total capitalization                   295,912      287,859
Current liabilities
  Current maturities of long-term debt       7,000        4,000
  Notes payable to banks                         -       18,100
  Accounts payable                          39,530       21,975
  Taxes payable                             12,070        4,864
  Customers' deposits                        9,237        8,257
  Other current liabilities                 12,915        7,038
                                          --------     --------
    Total current liabilities               80,752       64,234
Deferred income taxes                       29,398       30,184
Deferred credits and other liabilities      33,709       34,401
                                          --------     --------
                                          $439,771     $416,678
                                          ========     ========
See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                              Three months ended
                                                   March 31,
                                            --------------------
                                               1995        1994
                                            --------    --------
Operating revenues                          $157,294    $186,944
Purchased gas cost                            97,717     127,578
                                            --------    --------
  Gross profit                                59,577      59,366

Operating expenses
  Operation                                   22,335      23,620
  Maintenance                                  1,148       1,466
  Depreciation and amortization                5,163       4,672
  Taxes, other than income                     5,387       5,810
  Income taxes                                 7,855       7,453
                                            --------    --------
    Total operating expenses                  41,888      43,021
                                            --------    --------
Operating income                              17,689      16,345

Other expense                                   (225)         (3)

Interest charges, net                          3,519       3,100
                                            --------    --------
Net income                                  $ 13,945    $ 13,242
                                            ========    ========
Net income per share                        $    .91    $    .87
                                            ========    ========
Atmos dividends declared
  per share (See Note 2)                    $    .23    $    .22
                                            ========    ========
Average shares outstanding                    15,381      15,224
                                            ========    ========












See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                              Six months ended
                                                  March 31,
                                            ---------------------
                                               1995        1994
                                            --------     --------
Operating revenues                          $275,142     $332,445
Purchased gas cost                           172,083      224,658
                                            --------     --------
  Gross profit                               103,059      107,787

Operating expenses
  Operation                                   42,143       47,019
  Maintenance                                  2,152        2,996
  Depreciation and amortization               10,323        9,339
  Taxes, other than income                     9,465       10,347
  Income taxes                                11,501       11,439
                                            --------     --------
    Total operating expenses                  75,584       81,140
                                            --------     --------

Operating income                              27,475       26,647

Other income (expense)                           (86)          85

Interest charges                               6,968        6,402
                                            --------     --------
Net income                                  $ 20,421     $ 20,330
                                            ========     ========
Net income per share                        $   1.33     $   1.34
                                            ========     ========
Atmos dividends declared
  per share (See Note 2)                    $    .46     $    .44
                                            ========     ========
Average shares outstanding                    15,355       15,135
                                            ========     ========












See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                             Twelve months ended
                                                  March 31,
                                             --------------------
                                               1995        1994
                                             --------    --------
Operating revenues                           $442,505    $495,148
Purchased gas cost                            278,996     325,496
                                             --------    --------
  Gross profit                                163,509     169,652

Operating expenses
  Operation                                    87,256      87,772
  Maintenance                                   5,044       6,362
  Depreciation and amortization                19,825      17,759
  Taxes, other than income                     15,926      17,161
  Income taxes                                  8,164      10,761
                                             --------    --------
    Total operating expenses                  136,215     139,815
                                             --------    --------
Operating income                               27,294      29,837

Other income                                      332         119

Interest charges                               12,856      12,606
                                             --------    --------
Net income                                   $ 14,770    $ 17,350
                                             ========    ========
Net income per share                         $    .97    $   1.17
                                             ========    ========
Atmos dividends declared
  per share (See Note 2)                     $    .90    $    .87
                                             ========    ========
Average shares outstanding                     15,305      14,840
                                             ========    ========












See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (In thousands)

                                              Six months ended
                                                  March 31,
                                             -------------------
                                               1995       1994
                                            --------    --------
Cash Flows From Operating Activities
  Net income                                $ 20,421    $ 20,330
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
    Depreciation and amortization
      Charged to depreciation and
        amortization                          10,323       9,339
      Charged to other accounts                1,847       1,768
    Deferred income taxes (benefit)             (786)     (2,486)
    Other                                      1,663         403
                                            --------    --------
                                              33,468      29,354
    Net change in operating assets and
      liabilities                             24,031      10,704
                                            --------    --------
    Net cash provided by operating
      activities                              57,499      40,058

Cash Flows From Investing Activities
  Retirements of property, plant and
    equipment                                  2,646         319
  Capital expenditures                       (29,202)    (22,976)
                                            --------    --------
    Net cash used in investing activities    (26,556)    (22,657)

Cash Flows From Financing Activities
  Net decrease in notes payable to banks     (58,100)     (7,900)
  Cash dividends and distributions paid       (7,067)     (6,019)
  Issuance of long-term debt                  40,000           -
  Repayment of long-term debt                 (4,000)     (9,850)
  Issuance of common stock                     1,699       6,749
                                            --------    --------
    Net cash used in financing
      activities                             (27,468)    (17,020)
                                            --------    --------
Net increase in cash and cash equivalents      3,475         381
Cash and cash equivalents at beginning
  of period                                    2,766       2,286
                                            --------    --------
Cash and cash equivalents at end
  of period                                 $  6,241    $  2,667
                                            ========    ========


See accompanying notes to consolidated financial statements.

                    ATMOS ENERGY CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        March 31, 1995


1.  Unaudited interim financial information
In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other fac-tors, the results of operations for the six month period ended March 31, 1995 are not indicative of expected results of operations for the year ending September 30, 1995. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements in the 1994 annual report to shareholders of Atmos Energy Corporation ("Atmos" or the "Company"). The condensed consolidated balance sheet of Atmos Energy Corporation, as of March 31, 1995, and the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 1995, and statement of cash flows for the six-month period ended March 31, 1995, included herein have been subjected to a review by Ernst & Young LLP, the Company's independent accountants, whose report is included herein.

Deferred charges and other assets - Deferred charges and other assets at March 31, 1995 and September 30, 1994 include assets of the Company's qualified defined benefit retirement plans in excess of the plans' recorded obligations in the amounts of $10,465,000 and $12,275,000, respectively, and Company assets related to the Company's nonqualified retirement plans at March 31, 1995 and September 30, 1994 of $16,796,000 and $15,735,000,
respectively.

Common stock - At the annual meeting of shareholders on February 8, 1995, the shareholders approved an increase in the number of authorized shares of common stock from 50,000,000 to 75,000,000. For further information regarding results of shareholder votes, please see Part II, Item 5 herein. As of March 31, 1995, the Company had 75,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 15,404,098 shares outstanding. In May 1994, the Company implemented a three-for-two split of its common stock. All share information in this report is adjusted for the 3-for-2 stock split unless otherwise noted.

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

                            For the periods ended March 31, 1994
                            ------------------------------------
                                Three        Six        Twelve
                                months      months      months
                                ------      ------      ------
Atmos dividends
  declared per share              $.22        $.44        $.87
Restated cash dividends
  and distributions per
  share, including GGC            $.22        $.40        $.76

3.  Postemployment Benefits

Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits" ("SFAS No. 112"). SFAS No. 112 requires that certain benefits provided to former or inactive employees, after employment but before retirement, such as workers' compensation, disability benefits and health care continuation coverage be accrued if attributable to the employees' prior service. Prior to October 1, 1994, postemployment benefit costs were recorded and recovered in rates on the pay-as-you-go basis. Both the cumulative effect of adopting SFAS No. 112, as well as the effect of the new standard upon the recurring expense being recognized for these benefits, were not material.

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

At March 31, 1995, the Company had committed, short-term, unsecured bank credit facilities totaling $72,000,000, all of which was unused. The Company also had aggregate uncommitted lines of $130,000,000, all of which was unused at March 31, 1995.

6. Statements of cash flows

Supplemental disclosures of cash flow information for the six month periods ended March 31, 1995 and 1994 are presented below.

                                     Six months ended
                                           March 31,
                                     1995         1994
                                    ------       ------
                                       (In thousands)
Cash paid for
  Interest                          $6,000       $6,930
  Income taxes                       6,062        5,263

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of March 31, 1995, and the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 1995 and the statement of cash flows for the six month period ended March 31, 1995. These financial statements are the responsibility of the Company's management. We did not make a similar review of the condensed consolidated financial statements for the three-month and six-month periods ended March 31, 1994.

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

Based on our review, we are not aware of any material modifi-cations that should be made to the accompanying condensed con-solidated financial statements at March 31, 1995, and for the three-month and six-month periods then ended for them to be in conformity with generally accepted accounting principles.

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

Dallas, Texas
May 3, 1995

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company distributes and sells natural gas to residential, commercial, industrial and agricultural customers in six states. Such business is subject to regulation by state and/or local authorities in each of the states in which the Company operates. In addition, the Company's business is affected by seasonal weather patterns, competition within the energy industry, and economic conditions in the areas that the Company serves.

Revenues and sales volume statistics for the three-month, six-month, and twelve-month periods ended March 31, 1995 and 1994 appear on pages 19-21. Meters in service are as follows:

                                                   March 31,
                                              -------------------
                                                1995        1994
                                              -------     -------
Meters in Service
  Residential                                 573,214     562,246
  Commercial                                   60,602      59,881
  Industrial (including agricultural)          19,371      19,812
  Public authority and other                    4,971       4,935
                                              -------     -------
    Total                                     658,158     646,874

Rate Activity

In September 1994, the Company filed to increase revenues by ap-proximately $2.6 million for a portion of its Energas Company service area ("Energas Division"), which affects approximately 217,000 customers and reflects recovery of accrual accounting of postretirement benefits in accordance with SFAS No. 106. In November 1994, the Company implemented an annual revenue increase of approximately $1.5 million affecting approximately 195,000 customers located inside the city limits of towns in this portion of its Energas Division. Upon approval of the Railroad Commis-sion of Texas in January 1995, the Company implemented an annual increase of approximately $.2 million relating to the 22,000 remaining rural customers.

GGC filed a request for an increase in annual revenues of $4.5 million with the Colorado Public Utility Commission ("Colorado Commission") in September, 1993. On May 1, 1994, the Company implemented an annual increase of $3.2 million or 6.9% in Phase I of this proceeding. The Phase I rates reflect recovery of SFAS No. 106 expenses with external funding. In October 1994, the Colorado Commission issued its order affirming the increase as set forth in Phase I. In March 1995, the Greeley Gas Division filed Phase II in the rate proceeding, which will address rate structure.

Effective December 1, 1993, GGC received an annual rate increase of approximately $2.1 million or 10.6% in its Kansas service area. The increase reflects SFAS No. 106 expenses with external funding and a moratorium on rate requests in Kansas until December 1, 1996.

In September 1992, the Louisiana Public Service Commission ("Louisiana Commission") issued a rate order to the Company's Trans La Division which included a rate stabilization clause ("RSC") for three years that provides for an annual adjustment to the Company's rates to reflect changes in expenses, revenues and invested capital following an annual review. The RSC provides an opportunity for a return on jurisdictional common equity of between 11.75% and 12.25%. As a result of the Company's filings under the RSC, an increase of $730,000 annually or 2% went into effect on March 1, 1993, an increase of $1.1 million annually or 2.7% went into effect on March 1, 1994 and the third increase of $1.0 million annually or 2.0% went into effect on March 6, 1995. The Company expects to have a hearing before the Louisiana Commission on extending the rate stabilization mechanism.

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

On February 10, 1995, the Company filed with the Kentucky Commission for a rate increase for its Western Kentucky Gas Company Division. The filing requests an annual revenue increase of approximately $7.7 million, or 5.5 percent, to be effective March 12, 1995. The Kentucky Commission has suspended the in-crease until August 12, 1995, and statutes provide that they act on the filing within 10 months of the filing date. The Company provides natural gas service to approximately 165,000 customers in Kentucky.

On February 11, 1992, the Company filed a rate case with the city of Amarillo, Texas seeking to increase annual revenues by approx-imately $4.4 million, or 12%. In November 1992, the Railroad Commission issued its decision resulting in a total annual increase of $2.1 million. The Company and the city requested a rehearing of the Order. On January 11, 1993, the Railroad Commission denied rehearing to both parties. In February 1993, the city appealed the Railroad Commission's rate order to the District Court of Travis County, Texas. In January 1994, the District Court denied the city's appeal. The city appealed to the Court of Appeals. On March 1, 1995 the Austin Court of Appeals issued its decision affirming the Railroad Commission's 1993 Amarillo Rate Order in all respects.

FINANCIAL CONDITION

For the six months ended March 31, 1995, net cash provided by operating activities totaled $57.5 million compared with $40.1 million for the six months ended March 31, 1994. The net change in operating assets and liabilities was $24.0 million for the six months ended March 31, 1995 compared with $10.7 million for the six months ended March 31, 1994. Due to the seasonal nature of the natural gas distribution business, large swings in accounts receivable, accounts payable and inventories of gas in underground storage will occur when entering and leaving the winter or heating season.

Major cash flows from investing activities for the six months ended March 31, 1995 included capital expenditures of $29.2 million compared with $23.0 million for the six months ended March 31, 1994. The capital expenditures budget for fiscal year 1995 is currently $56.1 million, as compared with actual capital expenditures of $50.4 million in fiscal 1994. Capital projects planned for 1995 include major expenditures for mains, services, meters, and vehicles. These expenditures will be financed from internally generated funds and financing activities.

For the six months ended March 31, 1995, cash used in financing activities amounted to $27.5 million compared with $17.0 million for the six months ended March 31, 1994. During November 1994 the Company issued $40 million unsecured Senior Notes. The proceeds were used to repay short-term borrowings. During the six months ended March 31, 1995, notes payable to banks was reduced $58.1 million, as compared with $7.9 million for the six months ended March 31, 1994. Payments of long-term debt decreased $5.9 million to $4.0 million for the six months ended March 31, 1995. Payments of long-term debt consisted of a $2.0 million installment on the Company's 9.75% Senior Notes due in 1996 and a $2.0 million installment on the 11.2% Senior Notes. The Company paid $7.1 million in cash dividends during the six months ended March 31, 1995, compared with $6.0 million in cash dividends and distributions paid during the six months ended March 31, 1994. This reflects a $.01 per share increase in the quarterly dividend rate and an increase in the number of shares outstanding. In the quarter ended December 31, 1993, the Company issued 3,849,294 shares of common stock as adjusted for the 3-for-2 stock split in May 1994 (2,566,196 shares on a pre-split basis). This included 3,493,995 shares (2,329,330 pre-split shares) issued in connection with the merger and 355,299 shares (236,866 pre-split shares) issued under its Employee Stock Ownership Plan ("ESOP"), its Restricted Stock Grant Plan and its Dividend Reinvestment and Stock Purchase Plan ("DRSPP") prior to the merger on December 22, 1993. In the six month period ended March 31, 1995, the Company issued 106,932 shares under its plans.

In January 1995, the Company amended its DRSPP to a Direct Stock
Purchase Plan ("DSPP") allowing customers and other investors to purchase common stock directly from the Company with a $200 minimum initial investment.

In May 1994 the Company implemented a three-for-two split of its common stock in the form of a stock dividend, which resulted in shareholders receiving one new share for every two shares pre-viously held. Fractional shares were paid in cash or credited to DRSPP or ESOP accounts.

The Company believes that internally generated funds, its short-term credit facilities and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 1995. At March 31, 1995 the Company had $72.0 million committed short-term credit facilities, all of which was avail-able for additional borrowing. The committed lines are renewed or renegotiated at least annually. At March 31, 1995, the Company also had $130.0 million of uncommitted short-term lines, all of which was unused.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995, COMPARED WITH THREE MONTHS
ENDED MARCH 31, 1994

Operating revenues decreased by approximately 16% to $157.3 million for the three months ended March 31, 1995 from $186.9 million for the three months ended March 31, 1994. Factors contributing to the decrease in operating revenues were decreased sales to weather sensitive customers and decreased cost of gas. During the quarter ended March 31, 1995, temperatures averaged 9% warmer than in the corresponding quarter of the prior year, and approximately 13% warmer than normal. The total volume of gas sold and transported for the three months ended March 31, 1995 was 48.6 billion cubic feet ("Bcf") compared with 49.7 Bcf for the three months ended March 31, 1994. The primary reason for the decreased volumes was decreased weather sensitive sales due to warmer weather in all service areas. The average sales price per Mcf sold decreased $.55 to $3.74 primarily due to a decrease in the average cost of gas. Partially offsetting the cost of gas decreases were annual rate increases implemented in the Company's Texas, Colorado and Louisiana service areas since the beginning of the corresponding quarter of the prior year.

Gross profit (defined as operating revenues less purchased gas cost) increased slightly to $59.6 million for the three months ended March 31, 1995, from $59.4 million for the three months ended March 31, 1994. Operating expenses, excluding income taxes, decreased from $35.6 million for the three months ended March 31, 1994 to $34.0 million for the three months ended March 31, 1995. Factors contributing to the decrease in operating expenses in the 1995 quarter were lower operation expense, employee welfare expense, outside services, and taxes other than income taxes. Expenses for the quarter ended March 31, 1994 included assimilation expenses related to the pooling of interests with GGC. Operating income increased for the three months ended March 31, 1995 to $17.7 million from $16.3 million for the three months ended March 31, 1994. The increase in operating income primarily resulted from decreased operating expenses.

Interest expense increased approximately $.4 million for the three months ended March 31, 1995 compared with the three months ended March 31, 1994, because of the $40 million of Senior Notes issued in November 1994 and higher short-term interest rates in the quarter ended March 31, 1995. Weighted average short-term borrowing rates increased from 3.8% for the quarter ended March 31, 1994 to 6.9% for the quarter ended March 31, 1995. Net income increased for the three months ended March 31, 1995 by approximately 5% to $13.9 million from $13.2 million for the three months ended March 31, 1994. This increase in net income primarily resulted from the increase in operating income.

The Company estimates that the impact of the weather being 13% warmer than normal for the three months ended March 31, 1995 caused net income to be approximately $2.9 million less than it would have been had the Company experienced "thirty year normal" temperatures in its respective service areas. Weather was approximately 5% warmer than normal for the three months ended March 31, 1994.

SIX MONTHS ENDED MARCH 31, 1995, COMPARED WITH SIX MONTHS ENDED
MARCH 31, 1994

Operating revenues decreased by approximately 17% to $275.1 million for the six months ended March 31, 1995 from $332.4 million for the six months ended March 31, 1994. The primary factor contributing to the lower operating revenues was weather in the Company's service areas which was 13% warmer than normal and 13% warmer than weather in the corresponding quarter of the prior fiscal year. Volumes sold to irrigation customers increased from the corresponding period of the prior year. The average sales price per Mcf decreased from $4.28 for the six months ended March 31, 1994 to $3.86 for the six months ended March 31, 1995. The decrease in the average sales price reflects decreased cost of gas and rate increases in Texas, Louisiana, Colorado, and Kansas implemented since October 1, 1993. The average cost of gas per Mcf sold decreased from $2.99 for the six months ended March 31, 1994 to $2.50 for the six months ended March 31, 1995 because of generally lower gas supply costs.

Gross profit decreased to $103.1 million for the six months ended March 31, 1995, compared with $107.8 million for the six months ended March 31, 1994. The impact on gross profit for the six months ended March 31, 1995 of warmer weather, compared with the corresponding period of the prior year, was offset somewhat by increased irrigation sales volumes and rate increases implemented in the Company's Texas, Colorado, Kansas and Louisiana service areas since October 1, 1993. Operating expenses, excluding income taxes, decreased from $69.7 million in the six months ended March 31, 1994, to $64.1 million in the six months ended March 31, 1995. The principal factors contributing to the decrease in operating expenses were decreases in operation expense, employee welfare expenses, GGC acquisition costs, and outside services. The provision for income taxes for the six months ended March 31, 1995 did not change significantly from the provision for the corresponding period of the prior year.

Net income increased slightly for the six months ended March 31, 1995, to $20.4 million from $20.3 million for the six months end-ed March 31, 1994. Earnings per share decreased to $1.33 for the six months ended March 31, 1995 from $1.34 for the six months ended March 31, 1994. Dividends per share increased approximate-ly 5% to $.46 for the six months ended March 31, 1995.

The Company estimates that the impact of the weather being 13% warmer than normal for the six months ended March 31, 1995 caused net income to be approximately $4.8 million less than it would have been had the Company experienced "thirty year normal" temperatures in its respective service areas. Weather was approximately normal for the six months ended March 31, 1994.

TWELVE MONTHS ENDED MARCH 31, 1995, COMPARED WITH TWELVE MONTHS
ENDED MARCH 31, 1994

Operating revenues decreased by approximately 11% to $442.5 million for the 12 months ended March 31, 1995 from $495.1 million for the 12 months ended March 31, 1994. The decreased revenues for the 12 months ended March 31, 1995 were caused by decreased sales volumes and lower gas costs as a result of warmer winter weather and decreased demand. Sales and transportation volumes decreased to 145.5 Bcf for the 12 months ended March 31, 1995 compared with 152.3 Bcf for the corresponding prior period. The average sales price per Mcf decreased from $4.16 to $3.86. The average cost of gas per Mcf sold decreased from $2.85 to $2.54 for the 12 months ended March 31, 1995, reflecting a general decline in gas supply costs over the last two years. The average sales price reflects the decreased cost of gas and rate increases implemented in Texas, Louisiana, Colorado and Kansas since March 31, 1993.

Gross profit decreased by approximately 4% to $163.5 million from $169.7 million in the 12 months ended March 31, 1994. Operating expenses, excluding income taxes, decreased from $129.1 million in the 12 months ended March 31, 1994, to $128.1 million in the 12 months ended March 31, 1995. Factors contributing to the decrease in operating expenses were decreased distribution expense and outside services expense. Income taxes decreased $2.6 million for the 12 months ended March 31, 1995, compared with the 12 months ended March 31, 1994. The primary reason was decreased pre-tax income. Operating income decreased in the 12 months ended March 31, 1995 by approximately 9% to $27.3 million from $29.8 million for the 12 months ended March 31, 1994. The primary reason for the decrease in operating income was decreased operating revenues resulting from weather that was 14% warmer than in the prior year.

Interest charges increased $.3 million to $12.9 million, compared with $12.6 million for the prior year. This was caused by the issuance of $40 million of Senior Notes in November 1994 and higher short-term borrowing rates for the twelve months ended March 31, 1995. Net income for the 12 months ended March 31, 1995 was $14.8 million compared with $17.4 million for the 12 months ended March 31, 1994. The decrease in net income resulted from the decrease in operating income discussed above. Earnings per share decreased by 17% to $.97. Average shares outstanding increased approximately 3% as compared with the prior year. Dividends per share increased approximately 3% to $.90. All per share information is adjusted for the 3-for-2 stock split.

The Company estimates that the impact of the weather being 13% warmer than normal for the twelve months ended March 31, 1995 caused net income to be approximately $5.8 million less than it would have been had the Company experienced "thirty year normal" temperatures in its respective service areas. Weather was approximately 1% colder than normal for the twelve months ended March 31, 1994.

                     ATMOS ENERGY CORPORATION
                CONSOLIDATED OPERATING STATISTICS

                                            Quarter ended March 31,
                                                1995        1994
                                              -------     -------
Sales Volumes - MMcf (1)
  Residential                                  21,551      22,549
  Commercial                                    8,410       8,647
  Industrial (including agricultural)           8,642       9,009
  Public authority and other                    2,196       2,306
                                              -------     -------
    Total                                      40,799      42,511
Transportation Volumes - MMcf (1)               7,783       7,150
                                              -------     -------
    Total Volumes Handled - MMcf (1)           48,582      49,661
                                              =======     =======
Operating Revenues (000's)
Gas Sales Revenues
  Residential                                $ 86,925    $104,481
  Commercial                                   31,738      38,372
  Industrial (including agricultural)          25,943      29,670
  Public authority and other                    7,908       9,837
                                             --------    --------
    Total Gas Revenues                        152,514     182,360
Transportation Revenues                         3,339       3,132
Other Revenues                                  1,441       1,452
                                             --------    --------
    Total Operating Revenues                 $157,294    $186,944
                                             ========    ========

Average Gas Sales Revenues per Mcf           $   3.74    $   4.29
Average Transportation Revenue per Mcf       $    .43    $    .44
Cost of Gas per Mcf Sold                     $   2.40    $   3.00

                       HEATING DEGREE DAYS

                    Weather
Service            Sensitive             Quarter ended March 31,
 Area             Customers %           1995      1994     Normal
- --------------    -----------           -----     -----    ------
Texas                  47%              1,617     1,765     1,893
Kentucky               26%              2,121     2,359     2,416
Louisiana              11%                892     1,046     1,047
Colorado, Kansas
  and Missouri         16%              2,611     2,751     2,953
                      ----
System Average        100%              1,827     1,997     2,104


See footnotes on page 21.

                     ATMOS ENERGY CORPORATION
              CONSOLIDATED OPERATING STATISTICS (2)

                                           Six months ended March 31,
                                                1995        1994
                                              -------     -------
Sales Volumes - MMcf (1)
  Residential                                  35,756      40,894
  Commercial                                   14,507      16,031
  Industrial (including agricultural)          14,916      13,882
  Public authority and other                    3,761       4,331
                                              -------     -------
    Total                                      68,940      75,138
Transportation Volumes - MMcf (1)              17,423      17,113
                                              -------     -------
    Total Volumes Handled - MMcf (1)           86,363      92,251
                                              =======     =======
Operating Revenues (000's)
Gas Sales Revenues
  Residential                                $149,809    $187,722
  Commercial                                   56,412      69,603
  Industrial (including agricultural)          45,883      46,270
  Public authority and other                   13,920      18,344
                                             --------    --------
    Total Gas Revenues                        266,024     321,939
Transportation Revenues                         6,671       7,995
Other Revenues                                  2,447       2,511
                                             --------    --------
    Total Operating Revenues                 $275,142    $332,445
                                             ========    ========

Average Gas Sales Revenues per Mcf           $   3.86    $   4.28
Average Transportation Revenue per Mcf       $    .38    $    .47
Cost of Gas per Mcf Sold                     $   2.50    $   2.99

                       HEATING DEGREE DAYS

                    Weather
Service            Sensitive           Six months ended March 31,
 Area             Customers %           1995      1994     Normal
- --------------    -----------           -----     -----    ------
Texas                  47%              2,802     3,296     3,275
Kentucky               26%              3,472     4,003     3,992
Louisiana              11%              1,392     1,851     1,723
Colorado, Kansas
  and Missouri         16%              4,822     5,194     5,292
                      ----
System Average        100%              3,142     3,622     3,611


See footnotes on page 21.

                     ATMOS ENERGY CORPORATION
              CONSOLIDATED OPERATING STATISTICS (2)

                                          Twelve months ended March 31,
                                                1995        1994
                                              -------     -------
Sales Volumes - MMcf (1)
  Residential                                  46,071      52,634
  Commercial                                   19,610      21,324
  Industrial (including agricultural)          39,536      34,800
  Public authority and other                    4,672       5,351
                                              -------     -------
    Total                                     109,889     114,109
Transportation Volumes - MMcf (1)              35,618      38,226
                                              -------     -------
    Total Volumes Handled - MMcf (1)          145,507     152,335
                                              =======     =======
Operating Revenues (000's)
Gas Sales Revenues
  Residential                                $208,018    $252,239
  Commercial                                   79,316      93,929
  Industrial (including agricultural)         119,335     105,946
  Public authority and other                   18,039      22,978
                                             --------    --------
    Total Gas Sales Revenues                  424,708     475,092
Transportation Revenues                        12,794      15,226
Other Revenues                                  5,003       4,830
                                             --------    --------
    Total Operating Revenues                 $442,505    $495,148
                                             ========    ========

Average Gas Sales Revenues per Mcf           $   3.86    $   4.16
Average Transportation Revenue per Mcf       $    .36    $    .40
Cost of Gas per Mcf Sold                     $   2.54    $   2.85

                       HEATING DEGREE DAYS

                     Weather
Service             Sensitive       Twelve months ended March 31,
Area               Customers %        1995       1994     Normal
- --------------     -----------       -----      -----     ------
Texas                  47%           3,067      3,577      3,528
Kentucky               26%           3,811      4,358      4,376
Louisiana              11%           1,463      1,975      1,760
Colorado, Kansas
  and Missouri         16%           5,511      6,185      6,234
                      ----
System Average        100%           3,473      4,018      3,983

(1) Volumes are reported as metered in million cubic feet
("MMcf").
(2) Consolidated operating statistics have been restated to include Greeley Gas operations for all periods presented.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 4 of notes to consolidated financial statements on pages
8 and 9 herein for a description of legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Atmos Energy Corporation on February 8, 1995, 13,985,141 votes were cast as follows:

                                              VOTES       BROKER
                                VOTES FOR    WITHHELD    NON-VOTE
                                ---------    --------    --------
Election of Directors:

Class II:
    Ronald L. Fancher          13,610,328     374,813        -

Class III:
    Phillip E. Nichol          13,603,761     381,380        -
    Lee E. Schlessman          13,607,286     377,855        -
    Charles K. Vaughan         13,605,207     379,934        -

The other directors will continue to serve until the expiration of their terms. The term of the Class I directors, Travis W. Bain II, Dan Busbee and John W. Norris, Jr. will expire in 1996. The term of the Class II directors, Ronald L. Fancher, Carl S. Quinn, Richard Ware II, and Dewey G. Williams will expire in 1997. The term of the Class III directors, listed above, will expire in 1998.

The votes cast for other matters brought before the meeting are summarized as follows:

                                        VOTES              BROKER
                             VOTES FOR WITHHELD  ABSTAIN  NON-VOTE
                             --------- --------  -------  --------

Amendment of the Restated
Articles of Incorporation
to increase the number of
authorized shares of common
stock from 50,000,000 to
75,000,000                  12,894,385  935,221  155,534      1

Approval of Outside
Directors Stock-for-Fee
Plan                        12,513,100  768,449  703,590      2

Item 5. Other Information

Effective February 21, 1995, Ronald L. Fancher resigned as president and chief executive officer. He also resigned from the Company's Board of Directors. Mr. Fancher joined the Company as president in March 1993, and was named to the additional position of chief executive officer in June 1994 with the announcement of Charles Vaughan's retirement. Mr. Vaughan, Chairman of the Board of Directors, will continue to be involved as a consultant to senior management.

On February 24, 1995, the Company announced that Robert F. Stephens had been elected president and chief operating officer, replacing Mr. Fancher. Mr. Stephens, 46, joined the Company in 1983, and has served as executive vice president of corporate operations since 1989, overseeing the Company's four operating divisions, gas supply, marketing and technical services.

In addition, Mr. Stephens and James F. Purser, executive vice president and chief financial officer, were appointed as members of the Board of Directors.

J. Charles Goodman has been named executive vice president of corporate operations for Atmos Energy Corporation. He will be responsible for all four of the Company's operating divisions, as well as the technical services function. Mr. Goodman previously served as president of the Company's Trans Louisiana Gas Company division. He joined the Company in 1981, and served as chief engineer for Atmos from 1989 until being named to head the Company's Louisiana operations in 1993.


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

                                   ATMOS ENERGY CORPORATION
                                         (Registrant)




Date:  May 10, 1995            By:    /s/  JAMES F. PURSER
                                   ------------------------------
                                           James F. Purser
                                       Executive Vice President
                                      and Chief Financial Officer


Date:  May 10, 1995            By:  /s/  DAVID L. BICKERSTAFF
                                   ------------------------------
                                         David L. Bickerstaff
                                    Vice President and Controller
                                   (Principal Accounting Officer)

                       EXHIBITS INDEX

                         Item 6(a)

                                                 Page Number or
 Exhibit                                         Incorporation
 Number                 Description              by Reference to
 -------    -----------------------------------  ---------------

 3.1        Restated Articles of Incorporation
            of Registrant

 3.2        Articles of Amendment to Restated
            Articles of Incorporation of Atmos
            Energy Corporation, dated February
            8, 1995.

 10.1       The Atmos Energy Corporation Outside Exhibit 4.5 of
            Directors Stock-for-Fee Plan         Form S-8 for
                                                 Atmos' Outside
                                                 Directors
                                                 Stock-for-Fee
                                                 Plan filed
                                                 February 14,
                                                 1995 (Registra-
                                                 tion  No. 33-
                                                 57695)
 15         Letter regarding unaudited interim
            financial information

 27         Financial Data Schedule for Atmos
            Energy Corporation for the six
            months ended March 31, 1995