Form 10-Q
period 1995-06-30
ATMOS ENERGY CORP
filed 1995-08-09
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

Number of shares outstanding of each of the issuer's classes of common stock, as of July 27, 1995.

            Class                        Shares Outstanding
        ------------                     ------------------
        No Par Value                          15,498,349






PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                     ATMOS ENERGY CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)

                                         June 30,  September 30,
                                           1995          1994
                                       ------------ ------------
ASSETS                                 (Unaudited)
Property, plant and equipment             $585,388     $543,692
  Less accum. depreciation and amort.      233,936      216,285
                                          --------     --------
  Net property, plant and equipment        351,452      327,407
Current assets
  Cash and cash equivalents                  2,421        2,766
  Accounts receivable, net                  20,489       29,678
  Inventories                                6,782        5,888
  Gas stored underground                     7,099       12,657
  Prepayments                                2,179        2,309
                                          --------     --------
    Total current assets                    38,970       53,298
Deferred charges and other assets           33,771       35,973
                                          --------     --------
                                          $424,193     $416,678
                                          ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
  Common stock outstanding:
    15,480,915 shares at 6/30/95 and
    15,297,166 shares at 9/30/94          $     77     $     77
  Additional paid-in capital               105,622      102,456
  Retained earnings                         56,901       47,023
                                          --------     --------
    Total shareholders' equity             162,600      149,556
Long-term debt                             131,303      138,303
                                          --------     --------
    Total capitalization                   293,903      287,859
Current liabilities
  Current maturities of long-term debt       7,000        4,000
  Notes payable to banks                     3,500       18,100
  Accounts payable                          28,029       21,975
  Taxes payable                              9,763        4,864
  Customers' deposits                        9,159        8,257
  Other current liabilities                  8,936        7,038
                                          --------     --------
    Total current liabilities               66,387       64,234
Deferred income taxes                       29,005       30,184
Deferred credits and other liabilities      34,898       34,401
                                          --------     --------
                                          $424,193     $416,678
                                          ========     ========
See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                             Three months ended
                                                   June 30,
                                             -------------------
                                               1995       1994
                                             --------   --------
Operating revenues                            $84,685  $ 90,013
Purchased gas cost                             50,616    58,223
                                             --------  --------
  Gross profit                                 34,069    31,790

Operating expenses
  Operation                                    20,976    20,796
  Maintenance                                   1,072     1,634
  Depreciation and amortization                 5,177     4,941
  Taxes, other than income                      3,825     3,673
  Income taxes (benefit)                           32      (687)
                                              -------   -------
   Total operating expenses                    31,082    30,357
                                              -------   -------
Operating income                                2,987     1,433

Other income                                      473       203

Interest charges                                3,378     2,860
                                              -------   -------
Net income (loss)                             $    82   $(1,224)
                                              =======   =======
Net income (loss) per share                   $   .01   $  (.08)
                                              =======   =======
Atmos dividends declared per share
  (See Note 2)                                $   .23   $   .22
                                              =======   =======
Average shares outstanding                     15,450    15,233
                                              =======   =======












See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                             Nine months ended
                                                 June 30,
                                             ------------------
                                               1995      1994
                                             --------  --------
Operating revenues                           $359,827  $422,458
Purchased gas cost                            222,699   282,881
                                             --------  --------
  Gross profit                                137,128   139,577

Operating expenses
  Operation                                    63,119    67,815
  Maintenance                                   3,224     4,630
  Depreciation and amortization                15,500    14,280
  Taxes, other than income                     13,290    14,020
  Income taxes                                 11,533    10,752
                                             --------  --------
   Total operating expenses                   106,666   111,497
                                             --------  --------

Operating income                               30,462    28,080

Other income                                      387       288

Interest charges                               10,346     9,262
                                             --------  --------
Net income                                   $ 20,503  $ 19,106
                                             ========  ========
Net income per share                         $   1.33  $   1.26
                                             ========  ========
Atmos dividends declared per share
  (See Note 2)                               $    .69  $    .66
                                             ========  ========
Average shares outstanding                     15,386    15,168
                                             ========  ========












See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                            Twelve months ended
                                                  June 30,
                                           ---------------------
                                                1995      1994
                                             --------  --------
Operating revenues                           $437,177  $493,942
Purchased gas cost                            271,389   326,963
                                             --------  --------
  Gross profit                                165,788   166,979

Operating expenses
  Operation                                    87,436    88,025
  Maintenance                                   4,482     6,370
  Depreciation and amortization                20,061    18,246
  Taxes, other than income                     16,078    17,194
  Income taxes                                  8,883     9,721
                                             --------  --------
   Total operating expenses                   136,940   139,556
                                             --------  --------
Operating income                               28,848    27,423

Other income                                      602       249

Interest charges                               13,374    12,377
                                             --------  --------
Net income                                   $ 16,076  $ 15,295
                                             ========  ========
Net income per share                         $   1.05  $   1.02
                                             ========  ========
Atmos dividends declared per share
  (See Note 2)                               $    .91  $    .87
                                             ========  ========
Average shares outstanding                     15,358    15,045
                                             ========  ========












See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (In thousands)

                                             Nine months ended
                                                  June 30,
                                             ------------------
                                               1995      1994
                                             --------  --------
Cash Flows From Operating Activities
  Net income                                $ 20,503   $ 19,106
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
      Depreciation and amortization
        Charged to depreciation and
          amortization                        15,500     14,280
        Charged to other accounts              2,732      2,092
      Deferred income taxes (benefit)         (1,179)    (2,414)
      Other                                    1,838        605
                                            --------   --------
                                              39,394     33,669
    Net change in operating assets and
      liabilities                             28,597     15,302
                                            --------   --------
    Net cash provided by operating
      activities                              67,991     48,971

Cash Flows From Investing Activities
  Capital expenditures                       (44,796)   (35,682)
  Retirements of property, plant and
   equipment                                   2,519       (492)
                                            --------   --------
    Net cash used in investing activities    (42,277)   (36,174)

Cash Flows From Financing Activities
  Net decrease in notes payable to banks     (54,600)    (2,100)
  Issuance of long-term debt                  40,000          -
  Cash dividends and distributions paid      (10,625)    (9,371)
  Repayment of long-term debt                 (4,000)    (9,850)
  Issuance of common stock                     3,166      7,199
                                            --------   --------
    Net cash used in financing
      activities                             (26,059)   (14,122)
                                            --------   --------
Net decrease in cash and cash equivalents       (345)    (1,325)
Cash and cash equivalents at beginning
  of period                                    2,766      2,286
                                            --------   --------
Cash and cash equivalents at end
  of period                                 $  2,421   $    961
                                            ========   ========
See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          June 30, 1995


1.  Unaudited interim financial information

In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other fac-tors, the results of operations for the nine month period ended June 30, 1995 are not indicative of expected results of opera-tions for the year ending September 30, 1995. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements in the 1994 annual report to shareholders of Atmos Energy Corporation ("Atmos" or the "Company"). The condensed consolidated balance sheet of Atmos Energy Corporation, as of June 30, 1995, and the related condensed consolidated statements of income for the three-month, nine-month, and twelve-month periods ended June 30, 1995, and statement of cash flows for the nine-month period ended June 30, 1995, included herein have been subjected to a review by Ernst & Young LLP, the Company's independent accountants, whose report is included herein.

Deferred charges and other assets - Deferred charges and other assets at June 30, 1995 and September 30, 1994 include assets of the Company's qualified defined benefit retirement plans in excess of the plans' recorded obligations in the amounts of $10,213,000 and $12,275,000, respectively, and Company assets related to the Company's nonqualified retirement plans at June 30, 1995 and September 30, 1994 of $16,559,000 and $15,735,000,
respectively.

Common stock - At the annual meeting of shareholders on February 8, 1995, the shareholders approved an increase in the number of authorized shares of common stock from 50,000,000 to 75,000,000. As of June 30, 1995, the Company had 75,000,000
shares of common stock, no par value (stated at $.005 per share), authorized and 15,480,915 shares outstanding. In May 1994, the Company implemented a three-for-two split of its common stock. All share information in this report is adjusted for the 3-for-2 stock split unless otherwise noted.

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

                              For the periods ended June 30, 1994
                              -----------------------------------
                                 Three       Nine        Twelve
                                 months     months       months
                                 ------     ------       ------
Atmos dividends
  declared per share             $.22        $.66        $.87
Restated cash dividends
  and distributions per
  share, including GGC           $.22        $.62        $.80

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

On January 19, 1993 the Louisiana Supreme Court issued a decision reversing in part the lower courts' rulings, dismissing all of plaintiffs' claims against the defendants which seek damages due to alleged overcharges and further ruling that all such claims are within the exclusive jurisdiction of the Louisiana Commission. Any claims which seek damages other than overcharges were remanded to the trial court but were stayed pending the completion of the Louisiana Commission proceeding referred to below. The Company has reached a tentative settlement with the plaintiffs in the context of the Louisiana Commission proceeding referred to below, which settlement will resolve all outstanding issues relating to the Company, subject to certain procedural conditions.

On July 14, 1995, the Louisiana Commission entered an order approving a settlement with the Company and TLIG in connection with its investigation of the costs included in the Trans La Division's purchased gas adjustment component in its rates. The order exonerated the Company of any wrongdoing or manipulation of the cost of gas component of its gas rate to residential and commercial customers. In the settlement, the Company agreed to refund approximately $541,000 plus interest to the Trans La Division's customers over a two-year period due to certain issues related to the calculation of the weighted average cost of gas. The refund totalling approximately $1,016,000, which includes interest calculated through October 1, 1995, will begin in September 1995 and will be credited to customer bills along with interest that accrues after October 1, 1995. Most of the issues that generated the refunds arose before Trans Louisiana Gas Company was acquired by the Company in 1986.

The Greeley Gas Company Division of the Company is a defendant in several lawsuits filed as a result of a fire in a building in Steamboat Springs, Colorado on February 3, 1994. The plaintiffs claim that the fire resulted from a leak in a severed gas service line owned by the Greeley Division. The Company believes that the evidence shows that any damage to the line was caused by a third party or parties and occurred prior to the Company's acquisition of Greeley Gas Company in 1993. The Company has adequate insurance and/or reserves to cover any potential damages that may be awarded against the Company in this matter except for any punitive damages due to prior Colorado court rulings that the insuring of punitive damages violates public policy in Colorado. It is not possible, at this time, to estimate the extent of the exposure to the Company. The Company believes that the allega-tions against it are without merit and that the chances of an award of punitive damages against the Company are remote. The Company will vigorously protect its interest in this matter.

From time to time, claims are made and lawsuits are filed against the Company arising out of the ordinary business of the Company. In the opinion of the Company's management, liabilities, if any, arising from these actions are either covered by insurance, ade-quately reserved for by the Company or would not have a material adverse effect on the financial condition of the Company.

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

At June 30, 1995, the Company had committed, short-term, unsecured bank credit facilities totaling $70,000,000, all of which was unused. The Company also had aggregate uncommitted lines of $140,000,000, of which $136,500,000 was unused.

6. Statements of cash flows

Supplemental disclosures of cash flow information for the nine month periods ended June 30, 1995 and 1994 are presented below.

                                     Nine months ended
                                         June 30,
                                     -----------------
                                     1995        1994
                                    ------     -------
                                      (In thousands)
Cash paid for
  Interest                         $10,983      $10,806
  Income taxes                       7,184        6,370

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation


We have reviewed the accompanying condensed consolidated balance sheets of Atmos Energy Corporation as of June 30, 1995 and 1994, and the related condensed consolidated statements of income for the three-month, nine-month and twelve-month periods ended June 30, 1995 and 1994 and the statements of cash flows for the nine-month period ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifi-cations that should be made to the accompanying condensed con-solidated financial statements at June 30, 1995 and 1994, and for the three-month, nine-month, and twelve-month periods then ended for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Atmos Energy Corporation as of September 30, 1994, and the related con-solidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated November 9, 1994, we expressed an unqualified opin-ion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consoli-dated balance sheet as of September 30, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                   ERNST & YOUNG LLP

Dallas, Texas
August 2, 1995

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

Revenues and sales volume statistics for the three-month, nine-month, and twelve-month periods ended June 30, 1995 and 1994 appear on pages 20-22. Meters in service are as follows:

                                                   June 30,
                                             -------------------
                                                1995       1994
                                             -------     -------
Meters in Service
  Residential                                 571,760    564,149
  Commercial                                   60,151     59,683
  Industrial (including agricultural)          19,397     19,718
  Public authority and other                    4,978      4,954
                                              -------    -------
    Total                                     656,286    648,504
                                              =======    =======


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

On February 10, 1995, the Company filed with the Kentucky Commis-sion for a rate increase for its Western Kentucky Gas Company Division. The filing requested an annual revenue increase of approximately $7.7 million, or 5.5 percent. The Kentucky Commis-sion has suspended the increase until August 12, 1995, and stat-utes provide that they act on the filing within 10 months of the filing date. In July 1995 a settlement agreement was filed with the Kentucky Commission for a total operating income increase of approximately $4.0 million for the Company, of which a portion becomes effective in August 1996. The settlement includes recovery of expenses related to adoption of SFAS No. 106. The Kentucky Commission is expected to take action on the rate settlement in August. The Company provides natural gas service to approximately 168,000 customers in Kentucky.

On February 11, 1992, the Company filed a rate case with the city of Amarillo, Texas seeking to increase annual revenues by approx-imately $4.4 million, or 12%. In November 1992, the Railroad Commission issued its decision resulting in a total annual in-crease of $2.1 million. The Company and the city requested a rehearing of the Order. On January 11, 1993, the Railroad Commission denied rehearing to both parties. In February 1993, the city appealed the Railroad Commission's rate order to the District Court of Travis County, Texas. In January 1994, the District Court denied the city's appeal. The city appealed to the Court of Appeals. On March 1, 1995 the Austin Court of Appeals issued its decision affirming the Railroad Commission's 1993 Amarillo Rate Order in all respects.

FINANCIAL CONDITION

For the nine months ended June 30, 1995, net cash provided by operating activities totaled $68.0 million compared with $49.0 million for the nine months ended June 30, 1994. The net change in operating assets and liabilities was $28.6 million for the nine months ended June 30, 1995 compared with $15.3 million for the nine months ended June 30, 1994. Due to the seasonal nature of the natural gas distribution business, large swings in accounts receivable, accounts payable and inventories of gas in underground storage will occur when entering and leaving the winter or heating season.

Major cash flows used for investing activities for the nine months ended June 30, 1995 included capital expenditures of $44.8 million compared with $35.7 million for the nine months ended June 30, 1994. The capital expenditures budget for fiscal year 1995 is currently $56.1 million, as compared with actual capital expenditures of $50.4 million in fiscal 1994. Capital projects planned for 1995 include major expenditures for mains, services, meters, and vehicles. These expenditures will be financed from internally generated funds and financing activities.

For the nine months ended June 30, 1995, cash used in financing activities amounted to $26.1 million compared with $14.1 million for the nine months ended June 30, 1994. During November 1994 the Company issued $40 million of unsecured Senior Notes. The proceeds were used to repay short-term borrowings. During the nine months ended June 30, 1995, notes payable to banks was reduced $54.6 million, as compared with $2.1 million for the nine months ended June 30, 1994. Payments of long-term debt decreased $5.85 million to $4.0 million for the nine months ended June 30, 1995. Payments of long-term debt consisted of a $2.0 million installment on the Company's 9.75% Senior Notes due in 1996 and a $2.0 million installment on its 11.2% Senior Notes. The Company paid $10.6 million in cash dividends during the nine months ended June 30, 1995, compared with $9.4 million in cash dividends and distributions paid during the nine months ended June 30, 1994. This reflects a $.01 per share increase in the quarterly dividend rate and an increase in the number of shares outstanding. In the quarter ended December 31, 1993, the Company issued 3,849,294 shares of common stock as adjusted for the 3-for-2 stock split in May 1994 (2,566,196 shares on a pre-split basis). This included 3,493,995 shares (2,329,330 pre-split shares) issued in connection with the merger with Greeley Gas Company and 355,299 shares (236,866 pre-split shares) issued under its Employee Stock Ownership Plan ("ESOP"), its Restricted Stock Grant Plan and its Dividend Reinvestment and Stock Purchase Plan ("DRSPP") prior to the merger on December 22, 1993. In the nine month period ended June 30, 1995, the Company issued 183,749 shares under its plans compared with 381,052 shares issued during the nine months ended June 30, 1994.

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

The Company believes that internally generated funds, its short-term credit facilities and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 1995. At June 30, 1995 the Company had $70.0 million of committed, short-term credit facilities, all of which was avail-able for additional borrowing. The committed lines are renewed or renegotiated at least annually. At June 30, 1995, the Company also had $140.0 million of uncommitted short-term lines, $136.5 million of which was unused.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995, COMPARED WITH THREE MONTHS
ENDED JUNE 30, 1994

Operating revenues decreased by approximately 6% to $84.7 million for the three months ended June 30, 1995 from $90.0 million for the three months ended June 30, 1994. The primary factors con-tributing to the decrease in operating revenues were decreased sales to irrigation customers and lower cost of gas, which is reflected in sales price. During the quarter ended June 30, 1995, temperatures averaged 24% colder than in the corresponding quarter of the prior year, and approximately 11% colder than normal. However, the impact of colder weather in the quarter ended June 30, 1995 was more than offset by decreased irrigation sales and lower gas costs. The total volume of gas sold and transported for the three months ended June 30, 1995 was 27.7 billion cubic feet ("Bcf") compared with 28.9 Bcf for the three months ended June 30, 1994. Reasons for the decreased volumes include lower transportation volumes and decreased irrigation sales. Rainfall in Lubbock County, Texas was 2.3 inches in June 1995 compared with .5 inch in June 1994. The average sales price per Mcf sold decreased $.15 to $3.90 as a result of a $.30 decrease in the average cost of gas. Lower gas costs are passed on to customers, but do not affect the Company's margins.

Gross profit increased by approximately 7% to $34.1 million for the three months ended June 30, 1995, from $31.8 million for the three months ended June 30, 1994. Contributing to the improved margins were rate increases implemented in Texas, Louisiana and Colorado since May 1, 1994. Operating expenses, excluding income taxes, increased less than .4% from $31.0 million for the three months ended June 30, 1994 to $31.1 million for the three months ended June 30, 1995. Operating income increased for the three months ended June 30, 1995 to $3.0 million from $1.4 million for the three months ended June 30, 1994. The increase in operating income primarily resulted from increased gross profit.

Net income increased from a loss of $1.2 million for the three months ended June 30, 1994 to a gain of $.1 million for the three months ended June 30, 1995. This increase in net income primari-ly resulted from the increase in operating income, partially off-set by an increase in interest expense as a result of $40 million of Senior Notes issued in November 1994 and higher short-term interest rates in the nine months ended June 30, 1995.

NINE MONTHS ENDED JUNE 30, 1995, COMPARED WITH NINE MONTHS ENDED
JUNE 30, 1994

Operating revenues decreased by approximately 15% to $359.8 mil-lion for the nine months ended June 30, 1995 from $422.5 million for the nine months ended June 30, 1994. Factors contributing to the lower operating revenues were the lower average cost of gas, which is reflected in the sales price, warmer weather in most service areas and decreased demand in the irrigation market. Weather in the Company's service areas was 11% warmer than normal and 10% warmer than weather in the corresponding nine-month period of the prior fiscal year. Volumes sold to irrigation cus-tomers decreased from the corresponding period of the prior year by 7%. The average sales price per Mcf decreased from $4.19 for the nine months ended June 30, 1994 to $3.87 for the nine months ended June 30, 1995. The decrease in the average sales price re-flects decreased cost of gas. The average cost of gas per Mcf sold decreased from $2.91 for the nine months ended June 30, 1994 to $2.49 for the nine months ended June 30, 1995.

Gross profit decreased to $137.1 million for the nine months ended June 30, 1995, compared with $139.6 million for the nine months ended June 30, 1994. The decrease in gross profit was primarily due to an 8% decrease in sales volumes which resulted from warmer weather than experienced in the nine months ended June 30, 1994. The impact of 10% warmer weather in the nine months ended June 30, 1995 more than offset the impact of rate increases implemented in Texas, Louisiana, Colorado and Kansas subsequent to October 1, 1993. Operating expenses, excluding income taxes, decreased from $100.7 million in the nine months ended June 30, 1994, to $95.1 million in the nine months ended June 30, 1995. The principal factors contributing to the de-crease in operating expenses were decreases in all major expense categories except depreciation. The completion of the assimila-tion of Greeley Gas Company into Atmos, realization of operating efficiencies, and cost control measures all contributed to lower operating expenses in fiscal 1995.

Operating income increased for the nine months ended June 30, 1995 to $30.5 million from $28.1 million for the nine months ended June 30, 1994. The increase in operating income primarily resulted from decreased operating expenses.

Interest expense increased approximately $1.1 million for the nine months ended June 30, 1995 compared with the nine months ended June 30, 1994, because of the $40 million of Senior Notes issued in November 1994 and higher short-term interest rates in the nine months ended June 30, 1995.

Net income increased for the nine months ended June 30, 1995, by approximately 7% to $20.5 million from $19.1 million for the nine months ended June 30, 1994. The increase in net income resulted from the increase in operating income, partially offset by the increase in interest expense. Earnings per share increased to $1.33 for the nine months ended June 30, 1995 from $1.26 for the nine months ended June 30, 1994, while average shares outstanding increased approximately 1%. Dividends per share increased 5% to $.69 for the nine months ended June 30, 1995. All per share information is adjusted for the 3-for-2 stock split in May 1994.

The Company estimates that the impact of the weather being 11% warmer than normal for the nine months ended June 30, 1995 caused net income to be approximately $4.3 million less that it would have been had the Company experienced normal temperatures in its respective service areas. Weather was approximately 1% warmer than normal for the nine months ended June 30, 1994.

TWELVE MONTHS ENDED JUNE 30, 1995, COMPARED WITH TWELVE MONTHS
ENDED JUNE 30, 1994

Operating revenues decreased by approximately 11% to $437.2 million for the 12 months ended June 30, 1995 from $493.9 million for the 12 months ended June 30, 1994. The decreased revenues for the 12 months ended June 30, 1995 were caused by decreased sales volumes and lower gas costs as a result of warmer winter weather and decreased demand. Sales and transportation volumes decreased to 143.3 Bcf for the 12 months ended June 30, 1995 compared with 149.8 Bcf for the corresponding prior 12-month period. The average sales price per Mcf decreased from $4.16 to $3.87. The average cost of gas per Mcf sold decreased from $2.86 to $2.50 for the 12 months ended June 30, 1995, reflecting a general decline in gas supply costs over the last two years. The average sales price reflects the decreased cost of gas and rate increases implemented in Texas, Louisiana, Colorado and Kansas subsequent to July 1, 1993.

Gross profit decreased by approximately 1% to $165.8 million for the 12 months ended June 30, 1995, from $167.0 million for the 12 months ended June 30, 1994. Operating expenses, excluding income taxes, decreased from $129.8 million for the 12 months ended June 30, 1994, to $128.1 million for the 12 months ended June 30, 1995. Factors contributing to the decrease in operating expenses included decreases in all major categories of expense except depreciation. Income taxes decreased $.8 million for the 12 months ended June 30, 1995, as compared with the 12 months ended June 30, 1994. Operating income increased in the 12 months ended June 30, 1995 by approximately 5% to $28.8 million. The primary reason for the increase in operating income was the decrease in operating expenses discussed above.

Interest charges increased $1.0 million to $13.4 million, com-pared with $12.4 million for the prior year. This was caused by the issuance of $40 million of Senior Notes in November 1994 and higher short-term borrowing rates for the twelve months ended June 30, 1995.

Net income for the 12 months ended June 30, 1995 was $16.1 million compared with $15.3 million for the 12 months ended June 30, 1994. The increase in net income resulted primarily from the increase in operating income discussed above. Earnings per share increased by 3% to $1.05. Average shares outstanding increased approximately 2% as compared with the prior year. Dividends per share increased approximately 5% to $.91. All per share information is adjusted for the 3-for-2 stock split in May 1994.

The Company estimates that the impact of the weather being 11% warmer than normal for the twelve months ended June 30, 1995 caused net income to be approximately $4.3 million less than it would have been had the Company experienced normal temperatures in its respective service areas. Weather was approximately normal for the 12 months ended June 30, 1994.

                     ATMOS ENERGY CORPORATION
              CONSOLIDATED OPERATING STATISTICS (1)

                                      Three months ended June 30,
                                                1995       1994
                                              -------    -------
Sales Volumes -- MMcf (2)
  Residential                                   6,885      6,160
  Commercial                                    3,037      2,713
  Industrial (including agricultural)          10,143     11,768
  Public authority and other                      582        522
                                              -------    -------
   Total                                       20,647     21,163
Transportation Volumes -- MMcf (2)              7,026      7,720
                                              -------    -------
   Total Volumes Handled - MMcf (2)            27,673     28,883
                                              =======    =======
Operating Revenues (000's)
Gas Sales Revenues
  Residential                                 $35,552   $ 34,709
  Commercial                                   13,373     12,998
  Industrial (including agricultural)          29,188     35,705
  Public authority and other                    2,433      2,402
                                              -------   --------
   Total Gas Revenues                          80,546     85,814
Transportation Revenues                         2,773      2,859
Other Revenues                                  1,366      1,340
                                              -------   --------
   Total Operating Revenues                   $84,685   $ 90,013
                                              =======   ========

Average Gas Sales Revenues per Mcf            $  3.90   $   4.05
Average Transportation Revenue per Mcf        $   .39   $    .37
Cost of Gas per Mcf Sold                      $  2.45   $   2.75

                       HEATING DEGREE DAYS

                    Weather          Three months ended June 30,
Service            Sensitive         ---------------------------
 Area             Customers %        1995      1994       Normal
--------------    -----------        ----      ----       ------
Texas                 47%            288        250         237
Kentucky              26%            266        287         349
Louisiana             11%             51         71          37
Colorado, Kansas
  and Missouri        16%            978        599         768
                      ----
System Average       100%            365        295         328
Percent of Normal                    111%        90%

1. Consolidated operating statistics have been restated to include Greeley operations for all periods presented.
2. Volumes are reported as metered in million cubic feet("MMcf").

                     ATMOS ENERGY CORPORATION
              CONSOLIDATED OPERATING STATISTICS (1)

                                       Nine months ended June 30,
                                               1995        1994
                                             --------   --------
Sales Volumes -- MMcf (2)
  Residential                                  42,641     47,552
  Commercial                                   17,544     19,102
  Industrial (including agricultural)          25,059     25,701
  Public authority and other                    4,343      4,853
                                             --------   --------
   Total                                       89,587     97,208

Transportation Volumes -- MMcf (2)             24,449     24,944
                                             --------   --------
    Total Volumes Handled - MMcf (2)          114,036    122,152
                                             ========   ========
Operating Revenues (000's)
Gas Sales Revenues
  Residential                                $185,361   $222,431
  Commercial                                   69,785     82,601
  Industrial (including agricultural)          75,071     81,975
  Public authority and other                   16,353     20,746
                                             --------   --------
   Total Gas Revenues                         346,570    407,753
Transportation Revenues                         9,444     10,854
Other Revenues                                  3,813      3,851
                                             --------   --------
   Total Operating Revenues                  $359,827   $422,458
                                             ========   ========

Average Gas Sales Revenues per Mcf            $  3.87   $   4.19
Average Transportation Revenue per Mcf        $   .39   $    .44
Cost of Gas per Mcf Sold                      $  2.49   $   2.91

                       HEATING DEGREE DAYS

                    Weather          Nine months ended June 30,
Service            Sensitive       -----------------------------
 Area             Customers %       1995       1994       Normal
--------------    -----------      ------     ------      ------
Texas                 47%          3,090      3,546        3,512
Kentucky              26%          3,738      4,290        4,341
Louisiana             11%          1,443      1,922        1,760
Colorado, Kansas
  and Missouri        16%          5,800      5,793        6,060
                      ----
System Average       100%          3,507      3,917        3,939

Percent of Normal                     89%        99%

See footnotes on page 20.

                     ATMOS ENERGY CORPORATION
              CONSOLIDATED OPERATING STATISTICS (1)

                                     Twelve months ended June 30,
                                               1995        1994
                                             --------   --------
Sales Volumes -- MMcf (2)
  Residential                                  46,298     51,616
  Commercial                                   19,576     21,164
  Industrial (including agricultural)          37,860     36,130
  Public authority and other                    4,732      5,226
                                             --------   --------
   Total                                      108,466    114,136

Transportation Volumes -- MMcf (2)             34,813     35,654
                                             --------   --------
   Total Volumes Handled - MMcf (2)           143,279    149,790
                                             ========   ========
Operating Revenues (000's)
Gas Sales Revenues
  Residential                                $208,861   $247,629
  Commercial                                   79,691     92,573
  Industrial (including agricultural)         112,818    111,605
  Public authority and other                   18,070     22,508
                                             --------   --------
   Total Gas Sales Revenues                   419,440    474,315
Transportation Revenues                        12,708     14,730
Other Revenues                                  5,029      4,897
                                             --------   --------
   Total Operating Revenues                  $437,177   $493,942
                                             ========   ========

Average Gas Sales Revenues per Mcf            $  3.87   $   4.16
Average Transportation Revenue per Mcf        $   .37   $    .41
Cost of Gas per Mcf Sold                      $  2.50   $   2.86

                       HEATING DEGREE DAYS

                    Weather         Twelve months ended June 30,
Service            Sensitive        ----------------------------
 Area             Customers %       1995       1994       Normal
--------------    -----------      ------     ------      ------
Texas                 47%          3,105      3,569        3,528
Kentucky              26%          3,790      4,338        4,376
Louisiana             11%          1,443      1,924        1,760
Colorado, Kansas
  and Missouri        16%          5,890      6,001        6,234
                      ----
System Average       100%          3,543      3,974        3,983

Percent of Normal                     89%       100%

See footnotes on page 20.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 4 of notes to consolidated financial statements on pages
8 and 9 herein for a description of legal proceedings.

Item 5. Other Information

On May 3, 1995 Mary Lovell was named senior vice president of utility services, responsible for all gas supply, rates and regulatory affairs, and marketing functions. Ms. Lovell, 43, previously was vice president, rates and regulatory affairs.

Don James was named senior vice president of public affairs, responsible for investor relations, corporate and employee communications, and governmental affairs functions. Mr. James, 47, previously was senior vice president and general counsel.

Glen Blanscet was named vice president, general counsel and corporate secretary, replacing Mr. James. Mr. Blanscet, 37, previously was assistant general counsel and corporate secretary.

Lee Everett was named vice president, rates and regulatory af-fairs, replacing Ms. Lovell. Mr. Everett, 42, was previously director of regulatory affairs.

Gene Mattingly was named vice president of marketing, responsible for large volume sales as well as residential and commercial mar-keting. Mr. Mattingly, 47, previously was director of large volume services.

Also on May 3, 1995, the Company named B.J. Hackler to the posi-tion of president of its Trans Louisiana Gas Company division. Mr. Hackler, 51, was previously director of operations services for Atmos. He joined the Company in 1966 and has held a variety of management positions, including senior vice president of Texas operations for Energas Company.

In June 1995, the Company signed a letter of intent to acquire privately held Oceana Heights Gas Company of Thibodaux, La., which is located near the Trans La Division service area and serves approximately 9,200 customers. The Company expects to account for the merger as a pooling of interests, with outstand-ing shares of Oceana Heights capital stock to be converted to Atmos stock having a market value equal to approximately $6.4 million. The merger is subject to certain conditions, including the execution of a definitive agreement and the approval of various regulatory authorities on terms acceptable to the Company. The transaction is not expected to have a material effect on the Company's financial condition or results of operations.

On August 9, 1995 Dewey G. Williams, 70, retired from the
Company's Board of Directors, in accordance with its policy on retirement of Board members. Mr. Williams, president of Protective Assurance General Agency in Dallas, Texas, has served on the Atmos Board since 1987.

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

                                   ATMOS ENERGY CORPORATION
                                         (Registrant)





Date:  August 9, 1995         By:     /s/ James F. Purser
                                  ------------------------------
                                          James F. Purser
                                      Executive Vice President
                                     and Chief Financial Officer


Date:  August 9, 1995         By:    /s/ David L. Bickerstaff
                                   ------------------------------
                                         David L. Bickerstaff
                                    Vice President and Controller
                                   (Principal Accounting Officer)

                          EXHIBITS INDEX
                           Item 6. (a)

                                                      Page Number or
 Exhibit                                              Incorporation
 Number                    Description                by Reference to

 -------     --------------------------------------   ---------------

 10.1        Letter dated May 3, 1995 amending the
             employment agreement between the
             Company and Robert F. Stephens

 10.2        Employment Agreement dated May 3, 1995
             between the Company and Mary S. Lovell
 10.3        Employment Agreement dated April 1,
             1995 between the Company and J. Charles
             Goodman

 15          Letter regarding unaudited interim
             financial information

 27          Financial Data Schedule for Atmos
             Energy Corporation for the nine months
             ended June 30, 1995