Form 10-K405
period 1995-09-30
ATMOS ENERGY CORP
filed 1995-12-14
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended September 30, 1995  OR

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]





     The aggregate market value of the voting stock held by non-affiliates of the registrant was $301,605,820 as of December 1, 1995. On December 1, 1995, the registrant had 15,900,392 shares of common stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive proxy statement filed for the annual meeting of shareholders on February 14, 1996 are incorporated by reference into Part III.





                              PART I

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

     The Company distributes and sells natural gas to residential, commercial, industrial, agricultural, and other customers in 414 cities, towns, and communities in parts of Texas, Louisiana, Kentucky, Colorado, Kansas, and Missouri. The Company also transports gas for others through parts of its distribution system. The Company is also helping promote the development of a market for natural gas as a clean burning vehicular fuel by opening six public refueling facilities in its service areas.

     The Company's Texas distribution system is operated through its Energas Company division (the "Energas Division") and is located in the western part of Texas covering an area having a population of approximately 950,000 people. The economy of the area is based primarily on oil and gas production and agricul-ture. The principal cities served by the Energas Division include Amarillo, Lubbock, Midland, and Odessa. At September 30, 1995, the Company had 310,765 gas meters in service in Texas.

     The Company's Louisiana distribution system is operated through its Trans Louisiana Gas Company division (the "Trans La Division") and is located in Louisiana covering an area having a population of approximately 250,000 people. The economy of the area is based primarily on oil and gas production, agriculture, and food processing. The principal cities served by the Trans La Division are Lafayette, Pineville, and Natchitoches. At September 30, 1995, the Company had 70,570 gas meters in service in Louisiana.

     The Company's Kentucky distribution system is operated through its Western Kentucky Gas Company division (the "Western Kentucky Division") and covers an area having a population of approximately 680,000 people. The economy of the area is based primarily on industry and agriculture. The principal cities served by the Western Kentucky Division include Bowling Green, Owensboro, and Paducah. At September 30, 1995, the Company had 168,529 gas meters in service in Kentucky.

     In December 1993, the Company acquired Greeley Gas Company ("GGC") of Denver, Colorado in a merger accounted for as a pool-ing of interests, and accordingly, all amounts included herein have been restated to include GGC's operating results. Since the merger, the business of GGC has been operated through the Company's Greeley Gas Company division (the "Greeley Gas Division"). It serves customers in areas of Colorado, Kansas, and Missouri having a combined population of approximately 228,000 people. The economies of the areas served are based on oil and gas production, agriculture and resort business in Colorado. The principal cities served include Greeley, Durango and Lamar, Colorado and Bonner Springs, Herington and Ulysses, Kansas. At September 30, 1995 the Greeley Gas Division had 108,250 meters in service.

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

ACQUISITIONS

     Since its organization in 1983, the Company has sought to expand its customer base and to diversify the weather patterns, local economic conditions, and regulatory environments to which its operations are subject. As part of this strategy, the Company acquired Trans Louisiana Gas Company, Inc. ("TLG") in January 1986, Western Kentucky Gas Utility Corporation ("WKG") in December 1987, and Greeley Gas Company ("GGC") in December 1993. Subsequent to September 30, 1995, the Company acquired Oceana Heights Gas Company ("Oceana") of Thibodaux, Louisiana. Oceana provides natural gas service to approximately 9,200 customers. The Company continues to consider and pursue, where appropriate, additional acquisitions of natural gas distribution properties and other business opportunities. For further information regarding acquisitions, see Note 2 of notes to consolidated financial statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

FIVE-YEAR OPERATING STATISTICS

     Certain information with respect to the Company's natural gas operations for the past five years is shown on the following page.

                                                                      Year ended September 30,
                                                 ---------------------------------------------------------
                                                   1995        1994        1993         1992        1991
                                                 --------    --------    --------     --------    --------
NUMBER OF ACCOUNTS, at end of year
  Residential                                     551,269     549,129     539,309      534,762      529,498
  Commercial                                       55,894      55,027      54,275       55,562       54,703
  Industrial (including agricultural)               8,331       8,781       8,924        9,331        9,793
  Public authority and other                        3,377       3,351       3,267        1,745        1,788
                                                  -------     -------     -------      -------      -------
    Total                                         618,871     616,288     605,775      601,400      595,782
                                                  =======     =======     =======      =======      =======
METERS IN SERVICE, at end of year                 658,114     649,319     636,159      630,365      619,111
                                                  =======     =======     =======      =======      =======
METERS IN SERVICE, average                        656,259     646,165     635,074      631,130      618,736
                                                  =======     =======     =======      =======      =======
HEATING DEGREE DAYS, system average (1)
  Actual                                            3,579       3,953       4,046        3,676        3,583
  Normal                                            3,983       3,983       3,983        3,983        3,983
  Percent of normal                                    90%         99%        102%          92%          90%
SALES VOLUMES - MMcf (2)
  Residential                                      46,765      51,209      51,763       48,223       47,484
  Commercial                                       19,756      21,134      21,872       20,675       20,778
  Industrial (including agricultural)              38,046      38,502      31,367       27,489       29,788
  Public authority and other                        4,779       5,242       4,403        3,333        3,385
                                                  -------     -------     -------      -------      -------
    Total                                         109,346     116,087     109,405       99,720      101,435

TRANSPORTATION VOLUMES - MMcf (2)                  30,463      35,308      39,782       32,203       35,201
                                                  -------     -------     -------      -------      -------
TOTAL VOLUMES HANDLED - MMcf (2)                  139,809     151,395     149,187      131,923      136,636
                                                  =======     =======     =======      =======      =======
OPERATING REVENUES (000's)
Gas Revenues
  Residential                                    $210,165    $245,931    $237,914     $211,767     $202,486
  Commercial                                       79,982      92,507      91,250       82,311       81,414
  Industrial (including agricultural              110,815     119,722      92,455       77,218       81,746
  Public authority and other                       18,185      22,463      18,315       13,232       13,290
                                                 --------    --------    --------     --------     --------
    Total gas revenues                            419,147     480,623     439,934      384,528      378,936
Transportation Revenues                            11,711      14,118      15,013       13,674       16,348
Other Revenue                                       4,962       5,067       4,694        5,151        4,383
                                                 --------    --------    --------     --------     --------
  Total operating revenues                       $435,820    $499,808    $459,641     $403,353     $399,667
                                                 ========    ========    ========     ========     ========
AVERAGE SALES PRICE/Mcf
  Residential                                       $4.49       $4.80       $4.60        $4.39        $4.26
  Commercial                                         4.05        4.38        4.17         3.98         3.92
  Industrial (including agricultural)                2.91        3.11        2.95         2.81         2.74
  Public authority and other                         3.81        4.29        4.16         3.97         3.93
    Total                                            3.83        4.14        4.02         3.86         3.74
AVERAGE COST OF GAS/Mcf SOLD                         2.46        2.86        2.71         2.58         2.58

See footnotes on page 4.

            SALES AND STATISTICAL DATA BY STATE - 1995
                                                             Year ended September 30, 1995
                                         ----------------------------------------------------------------
                                           Texas  Louisiana   Kentucky Colorado   Kansas    Mo.      Total
                                          ------- ---------   -------- --------   ------    ---     -------
METERS IN SERVICE, at end of year
   Residential                            265,192    64,612    149,567   69,865   24,225    519     573,980
   Commercial                              24,893     4,937     16,989    9,862    3,284     71      60,036
   Industrial (including agricultural)     18,130       115        447       98      326      -      19,116
   Public authority and other               2,550       906      1,526        -        -      -       4,982
                                          -------    ------    -------   ------   ------    ---     -------
    Total                                 310,765    70,570    168,529   79,825   27,835    590     658,114
                                          =======    ======    =======   ======   ======    ===     =======

HEATING DEGREE DAYS, system average (1)
   Actual                                   3,152     1,448      3,792    6,243    5,093   5,044      3,579
   Normal                                   3,528     1,760      4,376    6,556    5,158   5,028      3,983
   Percent of normal                           89%       82%        87%      95%      99%    100%        90%

SALES VOLUMES (2)
   Residential                              22,338     3,163     11,949    7,007    2,265     43     46,765
   Commercial                                7,300     1,183      5,276    4,905    1,081     11     19,756
   Industrial (including agricultural)      23,875     1,864      9,992      725    1,590      -     38,046
   Public authority and other                2,547       789      1,443        -        -      -      4,779
                                            ------     -----     ------   ------    -----     --     ------
     Total                                  56,060     6,999     28,660   12,637    4,936     54    109,346

TRANSPORTATION VOLUMES (2)                   9,571       490     17,103    3,180      119      -     30,463
                                            ------     -----     ------   ------    -----     --    -------
TOTAL VOLUMES HANDLED (2)                   65,631     7,489     45,763   15,817    5,055     54    139,809
                                            ======     =====     ======   ======    =====     ==    =======
OTHER STATISTICS
   Operating revenues (000's)             $207,149   $38,716   $117,154  $51,199  $21,254   $348   $435,820
   Gross plant (000's)                    $245,173   $93,677   $142,699  $73,216  $40,000   $594   $595,359
   Net plant (000's)                      $138,479   $70,899    $87,705  $41,995  $23,772   $402   $363,252
   Miles of pipe                            13,090     1,863      3,509    2,400    1,318     32     22,212
   Employees (3)                               833       161        383      204       65      -      1,646
   Communities served                           92        37        163       62       58      2        414
   Estimated population in service area    950,000   250,000    680,000  160,000   66,000  2,000  2,108,000
   Estimated square miles in service
     area                                   30,000     7,000     12,000    1,050      580     20     50,650
   Vehicles in fleet                           452       144        295      169       53      -      1,113
   Franchises                                   72        58         63       34       42      2        271

(1) A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The greater the number of heating degree days, the colder the climate. Heating degree days are used in the natural gas industry to measure the coldness of wea-ther experienced and to compare relative temperatures be-tween one geographic area and another.



(2)  Volumes are reported as metered in million cubic feet
     ("MMcf").
(3) The Texas column includes 223 and 224 employees in the Dallas general office in 1995 and 1994, respectively.

            SALES AND STATISTICAL DATA BY STATE - 1994
                                                         Year ended September 30, 1994
                                          ---------------------------------------------------------------
                                            Texas Louisiana   Kentucky Colorado   Kansas    Mo.      Total
                                           -------   ------    -------   ------   ------    ---     -------
METERS IN SERVICE, at end of year
   Residential                             263,330   64,401    146,384   67,062   23,692    546     565,415
   Commercial                               24,899    4,944     16,653    9,594    3,228     71      59,389
   Industrial (including agricultural)      18,749      108        268      108      333      -      19,566
   Public authority and other                2,518      908      1,523        -        -      -       4,949
                                           -------   ------    -------   ------   ------    ---     -------
    Total                                  309,496   70,361    164,828   76,764   27,253    617     649,319
                                           =======   ======    =======   ======   ======    ===     =======

HEATING DEGREE DAYS, system average (1)
   Actual                                    3,561    1,922      4,342    6,116    5,108   4,990      3,953
   Normal                                    3,528    1,760      4,376    6,556    5,158   5,028      3,983
   Percent of normal                           101%     109%        99%      93%      99%     99%        99%

SALES VOLUMES (2)
   Residential                               24,276    3,604     13,776    7,041    2,464     48     51,209
   Commercial                                 7,933    1,260      5,820    4,943    1,167     11     21,134
   Industrial (including agricultural)       25,791    1,606      8,766      734    1,605      -     38,502
   Public authority and other                 2,714      885      1,643        -        -      -      5,242
                                             ------    -----     ------    -----    -----     --     ------
     Total                                   60,714    7,355     30,005   12,718    5,236     59    116,087

TRANSPORTATION VOLUMES (2)                   14,179      500     17,498    3,071       60      -     35,308
                                             ------    -----     ------   ------    -----     --    -------
TOTAL VOLUMES HANDLED (2)                    74,893    7,855     47,503   15,789    5,296     59    151,395
                                             ======    =====     ======   ======    =====     ==    =======

OTHER STATISTICS
   Operating revenues (000's)              $234,628  $43,374   $143,508  $55,010  $22,880   $408   $499,808
   Gross plant (000's)                     $221,516  $86,771   $127,169  $70,852  $36,819   $565   $543,692
   Net plant (000's)                       $119,616  $66,220    $79,410  $40,355  $21,446   $360   $327,407
   Miles of pipe                             13,007    1,815      3,425    2,352    1,295     33     21,927
   Employees (3)                                859      166        387      221       76      -      1,709
   Communities served                            92       36        163       62       58      2        413
   Estimated population in service area     950,000  250,000    680,000  160,000   66,000  2,000  2,108,000
   Estimated square miles in service
     area                                    30,000    7,000     12,000    1,050      580     20     50,650
   Vehicles in fleet                            446      137        268      154       52      -      1,057
   Franchises                                    71       58         62       36       42      2        271

See footnotes on page 4.

GAS SALES

     The Company's natural gas distribution business is seasonal and highly dependent on weather conditions in the Company's service areas. Gas sales to residential and commercial customers are greater during the winter months than during the remainder of the year. The volumes of such sales during the winter months will vary with the temperatures during such months. The seasonal nature of the Company's sales to residential and commercial customers is offset partially by the Company's sales in the spring and summer months to its agricultural customers in Texas, Colorado and Kansas who utilize natural gas to operate irrigation equipment. The Company's management believes that the Company has lessened its sensitivity to weather risk by diversifying its operations into geographic areas having different weather patterns.

     In addition to weather, the Company's revenues are affected by the cost of natural gas and economic conditions in the areas that the Company serves. Higher gas costs, which the Company is generally able to pass through to its customers under purchased gas adjustment clauses, may cause customers to conserve, or, in the case of industrial customers, to use alternative energy sources.

     In recent years, natural gas market conditions have changed. Natural gas prices to distributors have become more volatile and the number of competing marketers of natural gas has increased. The Company's gas marketing subsidiaries purchase gas to address these changing markets.

     In certain instances, customers purchase gas directly from others and the Company transports such gas through its distribution systems to the customers' facilities for a fee. Although transportation of customer-owned gas reduces the Company's operating revenues and corresponding purchased gas cost, the transportation revenues received by the Company may offset the loss of gross profit.

     The Company's distribution systems have experienced aggregate peak day deliveries of approximately 1 billion cubic feet ("Bcf") per day. The Company has the ability to curtail deliveries to certain customers under the terms of interruptible contracts and applicable state statutes or regulations which enables it to maintain its deliveries to high priority customers. The Company has not imposed curtailment in its Energas Division since the Company began independent operations in 1983 or in its Trans La Division since the Company acquired TLG in 1986. The Western Kentucky Division curtailed deliveries to certain interruptible customers during exceptionally cold periods in December 1989 and January 1994. GGC has not curtailed deliveries to its sales customers since prior to 1980.

GAS SUPPLY

     The principal gas suppliers to the Company in 1995, 1994 and 1993 included Westar Transmission Company ("Westar"), an affil-iate of KNEnergy; Anthem Energy Company, L.P. ("Anthem"), an affiliate of KNEnergy; Mesa Operating Company ("Mesa"); Louisiana Intrastate Gas Corporation ("LIG"), an affiliate of Equitable Resources Inc.; Tennessee Gas Pipeline Company ("Tennessee Gas"), an affiliate of Tenneco, Inc.; Texas Gas Transmission Corporation ("Texas Gas"), an affiliate of The Williams Companies, Inc.; Texaco Gas Marketing; Union Pacific Fuels; Vastar, an affiliate of ARCO; Associated Natural Gas, Inc. ("ANGI"), an affiliate of Panhandle Eastern Corporation; and Astra Resources Marketing, Inc. ("Astra"), an affiliate of Western Resources, Inc. The prices paid by the Company for natural gas delivered to it are set by contracts with gas suppliers and/or ratemaking proceedings before regulatory authorities. Charges for gas costs are passed through to the Company's customers under approved or negotiated tariffs or pursuant to contract.

     The following table sets forth volumes purchased from the
Company's principal gas suppliers for the years ended September
30, 1995, 1994, and 1993.
                                        Volumes
                                       purchased
                                   (MMcf as metered)
1995:
  Associated Natural Gas, Inc.            7,077
  Astra Resources Marketing, Inc.         2,565
  Chevron                                 2,154
  Hadson Gas                              2,902
  LIG                                     2,698
  Mesa                                    9,369
  Texaco Gas Marketing                    8,427
  Union Pacific Fuels                     5,298
  Vastar                                  3,490
  Westar and Anthem                      43,950

1994:
  Associated Natural Gas, Inc.            3,283
  Astra Resources Marketing, Inc.         2,210
  LIG                                     4,254
  Mesa                                    9,926
  Texaco Gas Marketing                    5,453
  Union Pacific Fuels                     5,825
  Vastar                                  6,881
  Westar and Anthem                      47,842

1993:
  Associated Natural Gas, Inc.            3,291
  Astra Resources Marketing, Inc.         1,946
  LIG                                     4,490
  Mesa                                   10,659
  Tennessee Gas                           2,575
  Texas Gas                              10,329
  Westar and Anthem                      45,031

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

     The principal gas supply for the Company's Amarillo, Texas distribution system is furnished by Mesa under a long-term con-tract that expires upon the depletion of the field from which the gas is produced. Mesa owns the gas rights in certain specified acreage in the West Panhandle field. Pursuant to a contract between Colorado Interstate Gas Company ("CIG") and Mesa, CIG is obligated to deliver to Mesa the volumes of gas required for sale to customers in Amarillo and its environs, subject to certain contractual volume limitations, so long as the gas reserves from the West Panhandle field are commercially producible. The price under the contract is determined each year pursuant to a formula until December 1997. The contract also provides a mechanism for price redetermination each two year period thereafter beginning January 1, 1998.

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

     The Company's Louisiana industrial sales subsidiary, Trans
Louisiana Industrial Gas Company, Inc., purchases some gas supplies for resale to certain of its Louisiana industrial customers from suppliers other than LIG.

     The Western Kentucky Division requirements are delivered by Texas Gas and Tennessee Gas with the exception of a small percentage of the requirements being purchased directly from intrastate producers. The Western Kentucky Division purchases its supply under staggered term contracts from major producers and marketers including Texaco, Union Pacific, Vastar, Associated Natural, Hadson and Chevron.

     The Company's distribution system in the Western Kentucky Division includes six underground storage facilities, which are used to help meet customer requirements during peak demand per-iods and to reduce the need to contract for additional pipeline capacity to meet such peak demand periods. See "Item 2. Proper-ties" for further information regarding the underground storage facilities. The Company also contracted for storage service in underground storage facilities of Tennessee Gas and Texas Gas under FERC Order No. 636.

     The Greeley Gas Division purchases or transports approximat-ely 82% of its natural gas requirements on eight pipelines. Five of these are regulated by the FERC and the remaining three are state regulated. The FERC pipelines are Colorado Interstate Gas Company, Williams Natural Gas Company, KNEnergy, Northwest Pipe-line Corporation, and NorAm. The state regulated pipelines are Public Service Company of Colorado, Western Resources, Inc. and Kansas Pipeline Partnership in Kansas. Approximately 18% of the Divisions's gas supply is purchased from local sources. Several of the operating areas are in or adjacent to natural gas produc-ing fields.

     Associated Natural Gas, Inc. is the main supplier to the Greeley Gas Division's largest district, the Greeley District.

     Astra is the principal gas supplier for the Kansas and Missouri districts. Gas is transported through three different pipeline systems (Williams Natural Gas, Western Resources, Inc.
and NorAm).

     The Company has not experienced supply curtailment in its Texas distribution system since it began independent operations in 1983, in its Louisiana system since its acquisition, or in Colorado, Kansas or Missouri since prior to 1980. A large proportion of the Company's sales are made to high priority residential and commercial consumers; therefore, any curtailment of supply for these customers is unlikely.

REGULATION AND RATES

     Regulation. In the Energas Division, the governing body of each municipality served by the Company has original jurisdiction over all utility rates, operations, and services within its city limits except with respect to sales of natural gas for vehicle fuel and agricultural use. The Company operates pursuant to non-exclusive franchises granted by the municipalities it serves, which franchises are subject to renewal from time to time. The franchises granted to the Company permit it to conduct natural gas distribution within the municipalities' incorporated limits. The Railroad Commission of Texas ("Railroad Commission") has exclusive appellate jurisdiction over all rate and regulatory orders and ordinances of the municipalities and exclusive original jurisdiction over rates and services to customers not located within the limits of a municipality. In Texas, rates for large industrial customers are routinely set by contract negotiation between the Company and its customers pursuant to statutory standards and are filed with and subject to the governmental authority of the municipalities or the Railroad Commission, depending on whether the customer is located inside or outside the limits of a municipality. Historically, the Company's rates for large industrial customers have been accepted as filed. Agricultural sales in Texas are not regulated, except that prices for agricultural sales cannot exceed the prices the Company charges the majority of its commercial or other similar large-volume users in Texas.

     The Trans La Division is regulated by the Louisiana Commis-sion, which regulates utility services, rates, and other matters. In most of the parishes and incorporated areas in which the Company operates in Louisiana, it does so pursuant to a non-exclusive franchise granted by the governing authority of each parish or incorporated area. The franchise gives the Company the general privilege to operate its gas distribution business in, as well as the right to install its distribution lines along the roadways of, the parish or the incorporated area. Direct sales of natural gas to industrial customers in Louisiana who utilize the gas for fuel or in manufacturing processes and sales of natural gas for vehicle fuel are exempt from regulation.

     The Western Kentucky Division is regulated by the Kentucky Public Service Commission ("Kentucky Commission"), which regulates utility services, rates, issuances of securities, and other matters. The Company operates in the various incorporated cities served by it in Kentucky pursuant to non-exclusive franchises granted by such cities. The franchises grant to the Company the right to operate its gas distribution business in the city and to install its distribution lines and related equipment in and along the city's public rights-of-way. Sales of natural gas for use as vehicle fuel in Kentucky are not subject to regulation.

     The Greeley Gas Division is regulated by the Colorado Public Utilities Commission ("Colorado Commission"), the Kansas Corporation Commission, and the Missouri Public Service Commis-sion with respect to accounting, rates and charges, operating matters, and the issuance of securities. The Company operates in the various incorporated cities served by it in the states of Colorado, Kansas and Missouri under terms of non-exclusive franchises granted by the various cities. The franchises grant to the Company, among other things, the right to install and operate its gas distribution system within the city limits. Most of the Greeley Gas Division's wholesale gas suppliers are regulated by various federal and state commissions.

     The Company is also subject to regulation by the United States Department of Transportation with respect to safety requirements in the operation and maintenance of its gas distribution facilities. The Company's distribution operations are also subject to various state and federal laws regulating environmental matters. From time to time the Company receives inquiries regarding various environmental matters. The Company believes that its properties and operations substantially comply with and are operated in substantial conformity with applicable safety and environmental statutes and regulations. There are no administrative or judicial proceedings arising under environmental quality statutes pending or known to be contemplated by governmental agencies which, if adversely determined, would have a material adverse effect on the Company.

     Rates. Approximately 87% of the Company's revenues in fis-cal 1995 was derived from sales at rates set by or subject to approval by local or state authorities. The method of determin-ing regulated rates varies among the six states in which the Company operates. For the most part, the regulatory bodies which establish the Company's rates have not yet instituted widespread "incentive regulation" or "performance based rates." Generally, the Company applies for a specific rate structure based upon requirements of the regulatory authority. The regulatory authority reviews the Company's rate request and establishes a rate structure intended to generate revenue sufficient to cover the Company's costs of doing business and a reasonable return on invested capital.

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

     The following table sets forth the major rate requests made by the Company and the action taken on such requests:

                        Effective     Amount      Amount
   Jurisdiction            Date      Requested   Received
   ------------         ---------    ---------   --------
   Texas
     West Texas System   11/01/84   $8,915,000  $5,000,000
                         09/09/91    5,987,000   4,600,000
                         11/18/94    2,581,000   1,702,000  (a)

     Amarillo            12/11/85    4,850,000   3,400,000
                         11/25/92    4,398,000   2,130,000

   Louisiana             04/01/87    5,195,000   3,610,000
                         09/03/92    3,409,000     974,000  (b,c)
                         03/01/93          (c)     730,000  (c)
                         03/01/94          (c)   1,058,000  (c)
                         03/01/95          (c)   1,071,000  (c)

   Kentucky              05/29/91    8,973,000   3,632,000
                         11/01/95    7,665,000   2,300,000  (d)
                         03/01/96                1,000,000  (d)

   Colorado              05/09/85    1,651,000   1,575,000
                         11/06/90    2,677,000   1,405,000
                         05/01/94    4,527,000   3,246,000

   Kansas                07/28/83    1,214,000   1,003,000
                         11/14/86      934,000     844,000
                         10/22/90    2,485,000   1,376,000
                         01/06/92    1,495,000     505,000
                         12/01/93    2,604,000   2,088,000

   Missouri              06/01/90      N/A (e)      49,000

--------------
(a) The increase includes $200,000 applicable to areas outside the city limits which became effective in January 1995.
(b) The September 1992 rate order provided for recovery of an additional $800,000 for franchise tax expense.
(c) The September 1992 rate order also approved a Rate Stabilization Clause ("RSC") for three years which provided for an annual adjustment of rates to reflect changes in expenses and investment. The RSC provided the Company the opportunity to earn a return on common equity between 11.75% and 12.25%.
(d) The Kentucky rate order provided an increase of $2,300,000, lowered depreciation rates effective November 1, 1995 and provided an additional $1,000,000 beginning March 1, 1996. The order also included a provision for a pilot demand side management program which could cost up to $450,000 annually.
(e) The Company applied for relief under alternative rate request procedures in Missouri which do not require a specific dollar request amount.

COMPETITION

     The Company is not currently in significant direct competition with any other distributors of natural gas to residential and commercial customers within its service areas.
However, the Company does compete with other natural gas suppliers and suppliers of alternate fuels for sales to industrial and agricultural customers.

     The Company competes in all aspects of its business with alternative energy sources, including, in particular, electrici-ty. Competition for the residential and commercial customers is increasing. Promotional incentives, improved equipment efficien-cies, and promotional rates all contribute to the acceptability of electric equipment.

     Beginning in 1985, changes in the federal regulatory environment through FERC orders and conditions related to markets and gas supply in the United States have brought increased competition into the natural gas industry. In 1993, the FERC's Order 636 was implemented by the interstate pipelines in the Company's service territories. The FERC policies apply only to interstate pipelines and have not had a direct impact upon the Company's operations which are primarily supplied by intrastate pipelines. However, the Company has felt the impact of increased competitiveness in the large volume market in some areas result-ing from these changes. The Company has sought regulatory approvals for competitive pricing on a case by case basis.

     The Company has opened six public retail facilities for the sale of compressed natural gas ("CNG") for vehicular use. The most recent of these were opened in Owensboro, Kentucky in April 1995 and at West Texas A&M University in Canyon, Texas in August 1995. Prior to that time, the Company provided CNG for vehicular use only in limited situations (such as for school buses in cer-tain school districts and for the fleet vehicles of certain busi-nesses). With the opening of these public refueling stations the Company began competing with gasoline for vehicular fuel sales. All of these facilities, except those at West Texas A&M, are located at existing local gasoline stations.

Employees

     At September 30, 1995, the Company employed 1,646 persons.
See page 4 for number of employees by state.

ITEM 2.  PROPERTIES

     The Company owns an aggregate of 22,212 miles of underground pipelines throughout its gas distribution systems. These pipe-lines are located on easements or rights-of-way granted to the Company, which generally provide for perpetual use. The Company maintains its pipelines through a program of continuous inspection and repair and believes that the pipeline system is in good condition. The Company also owns or operates six under-ground gas storage facilities in Kentucky that have a total storage capacity of approximately 10.7 Bcf. However, approximately 6.5 Bcf of gas in the storage facilities must be retained as cushion gas. The maximum daily delivery capability of the storage facilities is approximately 109 MMcf.

     Substantially all of the Company's properties in its Greeley Gas Division with a recorded value of approximately $66.2 million are subject to a lien under First Mortgage Bonds assumed by the Company in the acquisition of GGC. At September 30, 1995, the lien secured approximately $17.0 million of outstanding 9.4% Series J First Mortgage Bonds due May 1, 2021.

     The Company has leased its administrative offices in Dallas, Texas under two leases. In 1995 one lease was renegotiated which will allow for the consolidation of its office space. The Company also maintains field offices throughout its distribution system, substantially all of which are located in leased pre-mises.

     The Company holds franchises granted by the incorporated cities and towns and by each Louisiana parish that it serves. At September 30, 1995, the Company held 271 such franchises having terms generally ranging from five to 25 years. The Company believes that each of its franchises will be renewed.

ITEM 3.  LEGAL PROCEEDINGS

     See Note 10 of notes to consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                        EXECUTIVE OFFICERS

      The following table sets forth certain information as of September 30, 1995, regarding the executive officers of the
Company:

     Name               Age       Office Currently Held
     ----               ---       ---------------------
Robert F. Stephens       47       President and Chief Operating
                                    Officer, Director
James F. Purser          45       Executive Vice President and
                                    Chief Financial Officer,
                                    Director
J. Charles Goodman       34       Executive Vice President of
                                    Corporate Operations
H.F. Harber              53       Senior Vice President of
                                    Corporate Services
Donald E. James          48       Senior Vice President of
                                    Public Affairs
Mary S. Lovell           44       Senior Vice President of
                                    Utility Services
Glen A. Blanscet         38       Vice President, General
                                    Counsel and Corporate
                                    Secretary

     Robert F. Stephens was named President and Chief Operating Officer and was appointed to the Board of Directors in February 1995. He previously served as Executive Vice President - Corporate Operations from May 1989 through February 1995, as Senior Vice President, Corporate Operations from January 1988 until May 1989 and as Senior Vice President, Corporate Services from April 1986 until January 1988, and as Vice President, Corporate Development and Regulatory Affairs from August 1984 until April 1986.

     James F. Purser was appointed to the Board of Directors in February 1995. He was named Executive Vice President and Chief Financial Officer in May 1989. He previously served as Senior Vice President and Chief Financial Officer from August 1988 until May 1989 and as Vice President from September 1986 until August 1988.

     J. Charles Goodman was named Executive Vice President, Corporate Operations in April 1995. He previously served as President of the Company's Trans La Gas Division from February 1993 until April 1995 and as Chief Engineer from February 1989 until February 1993.

     H.F. Harber was named Senior Vice President - Corporate Services in August 1993. He previously served as Vice President, Human Resources and Administration from July 1991 to August 1993, and as Vice President, Human Resources from May 1990 to July 1991.

     Donald E. James was named Senior Vice President - Public Affairs in May 1995. He previously served as Senior Vice President and General Counsel from January, 1994 to May, 1995, as Senior Vice President - General Counsel and Corporate Secretary from May 1993 until August 1993, as Senior Vice President and General Counsel from May 1989 until May 1993, as Vice President and General Counsel from January 1986 until May 1989, as Assistant Vice President and General Counsel from August 1985 until January 1986, and as Assistant Vice President and Assistant General Counsel from February 1984 until August 1985.

     Mary S. Lovell was named Senior Vice President, Utility Services in May, 1995. She previously served as Vice President, Rates and Regulatory Affairs from August 1990 to May 1995, as Vice President, Rates from February 1989 to August 1990, as Operating Companies Senior Vice President, Rates from October 1988 until February 1989 and as System Vice President, Rates from May 1988 until October 1988.

     Glen A. Blanscet was named Vice President, General Counsel and Corporate Secretary in May 1995. He previously served as Assistant General Counsel and Corporate Secretary from January, 1994 to May, 1995, and as Assistant General Counsel from July 1988 to December 1993.

                             PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     The Company's stock trades on the New York Stock Exchange under the trading symbol "ATO". The high and low sale prices and dividends paid per share of the Company's common stock, as adjusted for the 3-for-2 stock split in May 1994, for fiscal 1995 and 1994 are listed below.

                                                  1995                                   1994
                                  ----------------------------------      ---------------------------------
                                                            Dividends                              Dividends
                                     High          Low        paid         High           Low        paid
Quarter ended:                     ---------    ---------   ---------     --------      --------   ---------
     December 31                     $18          $15 7/8       $ .23      $21 1/8       $16 3/4       $ .22
     March 31                         18 1/2       16 1/8         .23       20            17 3/4         .22
     June 30                          20 1/4       17 1/2         .23       20 1/4        18             .22
     September 30                     20 5/8       19             .23       19            16 3/8         .22
                                                                -----                                  -----
                                                                $ .92                                  $ .88
                                                                =====                                  =====

        Prior to its acquisition, GGC made distributions to its shareholders in fiscal 1994 of $120,000. The "Dividends paid" information above has not been restated for the pooling of interests in December 1993, but reflects historical cash dividends paid per share of Atmos common stock as restated for the 3-for-2 stock split in May 1994.

     See Note 3 of notes to consolidated financial statements for restriction on payment of dividends. The number of record holders of the Company's common stock on September 30, 1995 was 23,625.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected financial data with respect to the Company and should be read in conjunction with the consolidated financial statements included herein.

                               Year ended September 30,
                    --------------------------------------------
                      1995     1994     1993     1992      1991
                    -------- -------- -------- -------- --------
                        (In thousands, except per share data)

Operating revenues  $435,820 $499,808 $459,641 $403,353 $399,667
                    ======== ======== ======== ======== ========

Net income          $ 18,873 $ 14,679 $ 17,544 $ 10,998 $  9,612
                    ======== ======== ======== ======== ========

Net income per
  share             $   1.22 $    .97 $   1.22 $    .80 $    .71
                    ======== ======== ======== ======== ========

Cash dividends
  per share         $    .92 $    .88 $    .85 $    .83 $    .80
                    ======== ======== ======== ======== ========

Total assets at
  end of year       $445,783 $416,678 $391,618 $358,363 $338,714
                    ======== ======== ======== ======== ========

Long-term debt at
  end of year       $131,303 $138,303 $105,853 $112,153 $116,461
                    ======== ======== ======== ======== ========

Supplemental net
  income (1)                          $ 18,132 $ 10,570 $ 10,130
                                      ======== ======== ========

Supplemental net
  income per
   share (1)                          $   1.26 $    .77 $    .75
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


RATE ACTIVITY

     On February 10, 1995, the Company filed with the Kentucky Commission for a rate increase for its Western Kentucky Gas Company Division. The filing requested an annual revenue in-crease of approximately $7.7 million, or 5.5 percent. In July 1995 a settlement agreement was filed with the Kentucky Commission. The Company withdrew from the settlement on August 31, 1995, after the Kentucky Commission issued an order that made modifications which the Company found unacceptable. The Company and all intervenors filed a revised settlement, which was approved by the Kentucky Commission without modifications on October 20, 1995, effective November 1, 1995. The order issued by the Kentucky Commission authorizes the Company to increase its rates by $2.3 million annually, and by an additional $1.0 million annually beginning in March 1996. The settlement includes a decrease in depreciation rates, recovery of expenses related to adoption of SFAS No. 106 and includes a provision for the Company to begin a three-year demand-side management pilot program for the 1996-97 heating season, which could cost up to $450,000 annually, resulting in a total operating income increase of approximately $4.0 million. The Company provides natural gas service to approximately 168,000 customers in Kentucky.

     In September 1994, the Company filed to increase revenues by approximately $2.6 million for a portion of its Energas Company service area, which includes approximately 217,000 customers.
The Company requested recovery of accrual accounting for post-retirement benefits in accordance with SFAS No. 106. See Note 8 of the accompanying notes to consolidated financial statements for SFAS No. 106 information. In November 1994, the Company implemented an annual revenue increase of approximately $1.5 million affecting approximately 195,000 customers located inside the city limits of towns in this portion of its Energas Division. Upon approval of the Railroad Commission of Texas in January 1995, the Company implemented an annual increase of approximately $.2 million relating to the 22,000 remaining rural customers.

     GGC filed a request for an increase in annual revenues of $4.5 million with the Colorado Public Utility Commission in

September, 1993. On May 1, 1994, the Company implemented an annual increase of $3.2 million or 6.9% in Phase I of this proceeding. The Phase I rates reflect recovery of SFAS No. 106 expenses with external funding, consistent with the recommended decision of the presiding administrative law judge. In October 1994, the Colorado Commission issued its order affirming the increase as set forth in Phase I. In March 1995, the Greeley Gas Division filed Phase II in the rate proceeding, which addressed rate structure. In September 1995 all parties to the proceeding entered into a stipulation and agreement which became final in November 1995 upon the recommendation by an administrative law judge of the Colorado Commission.

     Effective December 1, 1993, GGC received an annual rate increase of approximately $2.1 million or 10.6% in its Kansas service area. The increase reflects recovery of SFAS No. 106 expenses with external funding and a moratorium on rate requests in Kansas until December 1, 1996.

     On February 11, 1992, the Company filed a rate case with the city of Amarillo, Texas seeking to increase annual revenues by approximately $4.4 million, or 12%. In June 1992 the city denied the Company's request for rate relief and the Company appealed to the Railroad Commission. In November 1992, the Railroad Commission issued its decision resulting in a total annual increase of $2.1 million. The Company and the city requested a rehearing of the Order. On January 11, 1993, the Railroad Commission denied rehearing to both parties. In February 1993, the city appealed the Railroad Commission's rate order to the District Court of Travis County, Texas. In January 1994, the District Court denied the city's appeal. The city appealed to the Court of Appeals. On March 1, 1995 the Austin Court of Appeals issued its decision affirming the Railroad Commission's 1993 Amarillo Rate Order in all respects. The Texas Supreme Court has declined to review the case.

     During the period of 1991 through 1993, the Company also filed for and received other rate increases in certain other rate jurisdictions in its Energas Division totaling approximately $.3 million annually.

     In September 1992, the Louisiana Commission issued a rate order for the Company's Louisiana service area, which included a rate stabilization clause ("RSC") for three years that provides for an annual adjustment to the Company's rates to reflect changes in expenses, revenues and invested capital following an annual review. The RSC provides an opportunity for a return on jurisdictional common equity of between 11.75% and 12.25%. As a result of the Company's filings under the RSC, an increase of $730,000 annually or 2% went into effect on March 1, 1993, an increase of $1.1 million annually or 2.7% went into effect on March 1, 1994, and the third increase of $1.1 million annually or 2.0% went into effect on March 6, 1995. The Company expects to have a hearing before the Louisiana Commission on extending the rate stabilization mechanism.

ACQUISITIONS

     The Company has expanded its customer base and sought to diversify the regulations, weather patterns and local economic conditions to which it is subject through acquisitions in 1986, 1987 and 1993. The Company continues to consider and pursue, where appropriate, additional acquisitions of natural gas distribution properties and other business opportunities.

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

     Subsequent to September 30, 1995, the Company acquired privately held Oceana Heights Gas Company ("Oceana") of Thibodaux, Louisiana. Oceana provides natural gas service to approximately 9,200 customers and is located adjacent to a system in LaFourche Parish that was acquired by Atmos in 1994. The transaction will be accounted for as a pooling of interests. The outstanding shares of Oceana Heights capital stock were converted into shares of Atmos common stock having a market value equal to the $6.4 million purchase price. The Louisiana Commission's approval included regulatory and rate making terms acceptable to Atmos. Although significant for the Trans La Division's opera-tions which currently serve over 70,000 customers in Louisiana, the transaction is not expected to have a material impact on the Company's financial condition and results of operations. The acquisition is consistent with the Company's long-standing corporate development strategy.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1995 COMPARED WITH YEAR ENDED SEPTEMBER
30, 1994

     Operating revenues decreased 13% to $435.8 million in 1995 from $499.8 million in 1994 due to weather that was 9% warmer than in 1994 and a 14% decrease in the average cost of gas per thousand cubic feet ("Mcf") sold. Average gas sales revenues per Mcf decreased from 1994 by $.31 to $3.83 in 1995, while the average cost of gas per Mcf sold decreased $.40 to $2.46 in 1995. The number of meters in service increased to 658,114 at September 30, 1995 compared with 649,319 at September 30, 1994. Sales to weather sensitive residential, commercial and public authority customers decreased approximately 6.3 billion cubic feet ("Bcf") in 1995 while sales to industrial and agricultural customers decreased approximately .5 Bcf. Total sales volumes decreased 5.8% to 109.3 Bcf in 1995, as compared with 1994. Revenues from gas transported for others decreased $2.4 million to approximately $11.7 million in fiscal 1995 due to a decrease in volumes transported of 4.8 Bcf to 30.5 Bcf in 1995.

     Gross profit decreased by approximately 1% to $167.0 million in 1995 from $168.2 million in 1994. The primary factor contributing to the lower gross profit was lower volumes sold and transported due to warmer weather. The effect of warmer weather on gross profit was substantially reduced by implementing rate increases totaling $2.8 million and $6.4 million in 1995 and 1994, respectively. Operating expenses, excluding income taxes, decreased 6% to $125.1 million in 1995 from $133.7 million in 1994, due primarily to decreased operation and maintenance expense. Operation and maintenance expense decreased $10.3 million due to decreased distribution expense, customer accounts expenses, employee welfare and pension expenses, rent expense, and outside services expense. In 1994 GGC acquisition and assimilation costs were approximately $1.5 million and the cost of an early retirement program was approximately $1.3 million. The acquisition and assimilation costs as well as the early retirement program were one-time costs associated with the GGC acquisition. The Company also adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1994. It has been successful in seeking recovery of SFAS No. 106 expenses in the majority of its service areas in 1994 and 1995 and will continue to seek recovery in its remaining service areas (Note
8). Income taxes increased to $9.6 million for 1995 from $8.1 million for 1994. The primary reason for the increase was higher pre-tax profits. The effective tax rate decreased to 33.7% in 1995 from 35.6% in 1994. This was primarily due to the impact of permanent differences on the higher pre-tax profits in 1995. Operating income increased in 1995 by approximately 22% to $32.4 million from $26.5 million in 1994. The increase in operating income resulted primarily from decreases in 1995 operating expenses as discussed above. The Company expects to see operating expenses return to a more normal level in 1996.

     Net income increased in 1995 by approximately 29% to $18.9 million from $14.7 million in the prior year. This increase in net income resulted primarily from an increase in operating income, which was partially offset by a $1.4 million increase in interest expense. Net income per share increased to $1.22 for 1995 from $.97 for 1994.

     The Company estimates that the impact of the weather being 10% warmer than normal for 1995 caused net income to be approximately $4.0 million less than it would have been had the Company experienced normal temperatures in its respective service areas. Weather was approximately 1% warmer than normal for 1994.

YEAR ENDED SEPTEMBER 30, 1994 COMPARED WITH YEAR ENDED SEPTEMBER
30, 1993

     Operating revenues increased to $499.8 million in 1994 from $459.6 million in 1993 due to rate increases implemented in Kansas, Colorado and Louisiana, an increase in the number of customers, changes in cost of gas and increased volumes sold. Average gas sales revenues per Mcf increased from 1993 by $.12 to $4.14 in 1994, while the average cost of gas per Mcf sold increased $.15 to $2.86 in 1994. The number of meters in service increased to 649,319 at September 30, 1994 compared with 636,159 at September 30, 1993. Although the weather was 2% warmer in 1994 than in 1993, it was only slightly warmer than normal.
Sales to residential, commercial and public authority customers decreased approximately .5 Bcf in 1994, but sales to industrial and agricultural customers increased approximately 7 Bcf. Total sales volumes increased 6.7 Bcf to 116.1 Bcf in 1994, as compared with 1993. Revenues from gas transported for others decreased $.9 million to approximately $14.1 million in fiscal 1994 due to a decrease in volumes transported of 4.5 Bcf to 35.3 Bcf in 1994.

     Gross profit increased by approximately 3% to $168.2 million in 1994 from $163.1 million in 1993. The primary factors contributing to the higher gross profit were increased prices and volumes, as discussed above. Operating expenses, excluding income taxes, increased to $133.7 million in 1994 from $122.8 million in 1993 due to increased operation expense and depreciation. Operation expense increased $9.9 million due to increased distribution expense, employee welfare expenses including adoption of SFAS No. 106, GGC acquisition and assimi-lation costs, and the cost of an early retirement program in the Greeley Gas Division in the fourth quarter. SFAS No. 106 expenses in excess of pay-as-you-go expenses were approximately $3.8 million in 1994. The Company has been successful in seeking recovery of SFAS No. 106 expenses in a portion of its service areas and will continue to seek recovery in its remaining service areas (Note 8). GGC acquisition and assimilation costs were approximately $1.5 million in 1994 compared with approximately $.5 million in 1993. The cost of the early retirement program was approximately $1.3 million in 1994. The acquisition and assimilation costs as well as the early retirement program are one-time costs associated with the GGC acquisition. Income taxes decreased to $8.1 million for 1994 from $10.1 million for 1993. The primary reasons for the decrease were lower pre-tax profits
and a lower effective tax rate.   The effective tax rate
decreased to 35.6% in 1994 from 36.5% in 1993. This was primarily due to the impact of permanent differences on the lower pre-tax profits in 1994. Operating income decreased in 1994 by approximately 13% to $26.5 million from $30.3 million in 1993. The decrease in operating income resulted primarily from increased operating expenses as discussed above.

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


CAPITAL RESOURCES AND LIQUIDITY (See "Consolidated Statements of
Cash Flows")

Cash Flows from Operating Activities

     Cash flows from operating activities totaled $58.5 million for 1995 compared with $41.2 million for 1994 and $37.1 million for 1993. In 1995 the Company experienced increases in both net income and in cash provided by changes in assets and liabilities as compared with 1994 and 1993. Depreciation increased in 1995 because of increasing capital expenditures. Gas stored under-ground decreased in 1995 and 1994 because of substantially lower gas prices during the summers of 1995 and 1994 when the storage reservoirs were being refilled. The $10.9 million increase in deferred charges and other assets in 1993 related to the $8.4 million increase in deferred credits and other liabilities and recognized funding for the Supplemental Executive Benefits Plan. See "Consolidated Statements of Cash Flows" for other changes in assets and liabilities.

Cash Flows from Investing Activities

     Net cash used in investing activities totaled $60.2 million in 1995 compared with $48.4 million in 1994 and $42.2 million in 1993. Capital expenditures in fiscal 1995 amounted to $62.9 million compared with $50.4 million in 1994 and $43.1 million in 1993. Currently budgeted capital expenditures for 1996 total $66.3 million and include major expenditures for mains, services, meters, vehicles and computer software. Such expenditures will be financed from internally generated funds and financing activities, as discussed below.

Cash Flows from Financing Activities

     Net cash provided by financing activities totaled $1.2 million for 1995 compared with $7.7 million for 1994 and $3.7 million for 1993. Financing activities during these periods included issuance of common stock, dividend payments, borrowings from banks, and issuance and repayments of long-term debt.

     Cash dividends and distributions paid. The Company paid $14.2 million in cash dividends during 1995 compared with $12.7 million in 1994 and $10.2 million in 1993. The $1.5 million increase over 1994 primarily reflects an increase in the Company's quarterly dividend rate and an increase in the number of shares of common stock outstanding in 1995. The Company has increased its historical dividend rate in each of the last seven years.

     Short-term financing activities. At September 30, 1995, the Company had committed lines of credit totaling $90.0 million, all of which was unused, in order to provide for short-term cash requirements. These credit facilities are negotiated at least annually. At September 30, 1995, the Company also had uncommitted short-term credit lines of $140.0 million, of which $106.5 million was unused. During 1995, notes payable decreased $24.6 million compared with increases of $22.4 million during 1994 and $2.6 million in 1993. The decrease in 1995 was primarily due to repayment of short-term debt with the proceeds from the issuance of long-term debt in November 1994. The increase in 1993 was less than the increase in 1994, partly because of funds provided in 1993 from stock issued under the Direct Stock Purchase Plan.

     Long-term financing activities. Payments of long-term debt decreased $5.85 million to $4.0 million for the year ended September 30, 1995 compared with the year ended September 30, 1994. Payments of long-term debt in 1995 consisted of a $2.0 million installment on the Company's 9.75% Senior Notes due in 1996 and a $2.0 million installment on the 11.2% Senior Notes.
In November 1994, the Company entered into note purchase agree-ments totaling $40.0 million with two insurance companies and issued at par $20.0 million of unsecured Senior Notes at 8.07% payable in annual installments of $4.0 million beginning October 31, 2002 through October 31, 2006 with semiannual interest payments and $20.0 million of unsecured Senior Notes at 8.26% payable in annual installments of $1,818,182 beginning October 31, 2004 through October 31, 2014 with semiannual interest payments. No long-term debt was issued in 1994 or 1993. Pay-ments of long-term debt during fiscal 1994 consisted of a $3.0 million installment on the Company's 9.75% Senior Notes due in 1996, a $2.0 million installment on the 11.2% Senior Notes, the balance of $3.25 million on the 13.75% Series I First Mortgage Bonds and the balance of $1.6 million on the 13% Series G First Mortgage Bonds. The loan agreements pursuant to which all the Company's Senior Notes have been issued contain covenants by the Company with respect to the maintenance of certain debt-to-equity ratios and cash flows, and restrictions on the payment of dividends. Also see Note 3 of notes to consolidated financial statements.

     Issuance of common stock. The Company issued 221,946, 428,264 and 897,089 shares of common stock in 1995, 1994 and 1993, respectively, for its Direct Stock Purchase Plan ("DSPP"), Employee Stock Ownership Plan, Restricted Stock Grant Plan, and Incentive Stock Option Plan. See the Consolidated Statements of Shareholders' Equity for the number of shares issued under each of the plans. The DSPP was implemented in August 1992. In 1993 the DSPP was amended to remove the direct stock purchase feature of the plan and the plan was renamed the Atmos Energy Corporation

Dividend Reinvestment and Stock Purchase Plan ("DRSPP"). How-ever, in January 1995 the direct stock purchase feature was rein-stated and the name was changed back to the Direct Stock Purchase Plan. Shares purchased under the DSPP in 1995 were purchased on the open market. No new shares were issued under the DSPP in 1995. In 1994 and 1993, 173,801 and 760,089 shares, respective-
ly, were issued under the DRSPP, generating proceeds of $3.0 million and $13.4 million, respectively. At September 30, 1995, 712,596 shares were available for future issuance under the DSPP.

     The Company believes that internally generated funds, its short-term credit facilities and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for 1996.

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

                                                        Quarter ended
                                      ---------------------------------------------------
                                       December 31   March 31     June 30    September 30       Total
                                      ------------   ---------    --------   ------------     ----------
                                             (In thousands, except for percentages)
1995
----
  Operating revenues                    $117,848      $157,294      $84,685       $75,993         $435,820
                                              27%           36%          19%           18%             100%
  Net income (loss)                     $  6,476      $ 13,945      $    82       $(1,630)        $ 18,873
                                              34%           74%           1%           (9)%            100%
1994
----
  Operating revenues                    $145,501      $186,944     $90,013        $77,350         $499,808
                                              29%           37%         18%            16%             100%
  Net income (loss)                     $  7,088      $ 13,242     $(1,224)       $(4,427)        $ 14,679
                                              48%           90%         (8)%          (30)%            100%

Inflation

     The Company believes that inflation has caused and will continue to cause increases in certain operating expenses and has required and will continue to require assets to be replaced at higher costs. The Company continually reviews the adequacy of its gas rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those gas rates.

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

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS


Board of Directors
Atmos Energy Corporation

     We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation at September 30, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atmos Energy Corporation at September 30,
1995 and 1994, and its consolidated results of operations and its cash flows for each of the three years in the period ended
September 30, 1995 in conformity with generally accepted accounting principles.






                                   Ernst & Young LLP

Dallas, Texas
November 8, 1995

ATMOS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS                   September 30,
                                            1995         1994
                                          --------     --------
ASSETS                          (In thousands, except share data)
Property, plant and equipment
  Utility plant                           $589,801     $537,834
  Construction in progress                   5,558        5,858
                                          --------     --------
                                           595,359      543,692
Less accumulated depreciation and amort.   232,107      216,285
                                          --------     --------
    Net property, plant and equipment      363,252      327,407
Current assets
  Cash and cash equivalents                  2,294        2,766
  Accounts receivable, less allowance
    for doubtful accounts of $916 in
    1995 and $787 in 1994                   25,690       29,678
  Inventories                                6,747        5,888
  Gas stored underground                    10,758       12,657
  Prepayments                                2,747        2,309
                                          --------     --------
     Total current assets                   48,236       53,298
Deferred charges and other assets           34,295       35,973
                                          --------     --------
                                          $445,783     $416,678
                                          ========     ========
CAPITALIZATION AND LIABILITIES
Shareholders' equity
  Common stock, no par value (stated at $.005
    per share); authorized 75,000,000 shares;
    issued and outstanding 1995 - 15,519,112
    shares, 1994 - 15,297,166 shares      $     78     $     77
  Additional paid-in capital               106,496      102,456
  Retained earnings                         51,704       47,023
                                          --------     --------
    Total shareholders' equity             158,278      149,556
Long-term debt                             131,303      138,303
                                          --------     --------
    Total capitalization                   289,581      287,859
Current liabilities
  Current maturities of long-term debt       7,000        4,000
  Notes payable to banks                    33,500       18,100
  Accounts payable                          24,945       21,975
  Taxes payable                              1,926        4,864
  Customers' deposits                        9,343        8,257
  Other current liabilities                 10,641        7,038
                                          --------     --------
    Total current liabilities               87,355       64,234
Deferred income taxes                       33,120       30,184
Deferred credits and other liabilities      35,727       34,401
                                          --------     --------
                                          $445,783     $416,678
                                          ========     ========
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                     Year ended September 30,
                                --------------------------------
                                   1995        1994        1993
                                --------     --------    --------
                            (In thousands, except per share data)

Operating revenues              $435,820     $499,808    $459,641
Purchased gas cost               268,810      331,571     296,532
                                --------     --------    --------
Gross profit                     167,010      168,237     163,109

Operating expenses
  Operation                       83,431       92,132      82,185
  Maintenance                      4,276        5,888       6,335
  Depreciation and amortization   20,741       18,841      17,433
  Taxes, other than income        16,611       16,808      16,806
  Income taxes                     9,574        8,102      10,073
                                --------     --------    --------
    Total operating expenses     134,633      141,771     132,832
                                --------     --------    --------

Operating income                  32,377       26,466      30,277
Other income (expense)
  Interest income                    459          168         327
  Other, net                        (242)         335         239
                                --------     --------    --------
    Total other income               217          503         566

Interest charges                  13,721       12,290      13,299
                                --------     --------    --------

Net income                      $ 18,873     $ 14,679    $ 17,544
                                ========     ========    ========
Net income per share            $   1.22     $    .97    $   1.22
                                ========     ========    ========
Cash dividends per share        $    .92     $    .88    $    .85
                                ========     ========    ========
Average shares outstanding        15,416       15,195      14,338
                                ========     ========    ========











See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY
                               Common stock
                            ----------------- Additional
                             Number of  Stated   paid-in Retained
                               shares    value   capital earnings
                            ----------- ------ --------- --------
                             (In thousands, except share data)

Balance, September 30, 1992   13,971,813  $70  $ 78,541 $38,637
  Net income                           -    -         -  17,544
  Cash dividends ($.85 per
    share)                             -    -         -  (9,262)
  GGC distributions                    -    -         -    (893)
  Common stock issued
    Stock option plan              6,000    -        60       -
    Direct stock purchase
      plan                       760,089    3    13,401       -
    Employee stock ownership
      plan                       131,000    1     2,277       -
  Less: GGC net income for
    the quarter ended
    December 31, 1992 (Note 2)         -    -         -    (950)
                              ----------  ---   ------- -------
Balance, September 30, 1993   14,868,902   74    94,279  45,076
  Net income                           -    -         -  14,679
  Cash dividends ($.88 per
    share)                             -    -         - (12,612)
  GGC distributions                    -    -         -    (120)
  Common stock issued
    Restricted stock
      grant plan                 105,000    1     2,134       -
    Direct stock purchase
      plan                       173,801    1     3,037       -
    Employee stock ownership
      plan                       149,463    1     2,713       -
  Other                                -    -       293       -
                              ----------  ---   ------- -------
Balance, September 30, 1994   15,297,166   77   102,456  47,023
  Net income                           -    -         -  18,873
  Cash dividends ($.92
    per share)                         -    -         - (14,192)
  Common stock issued
    Restricted stock
     grant plan                    7,000    -       119       -
    Employee stock
     ownership plan              214,946    1     3,876       -
  Other                                -    -        45       -
                              ----------  ---  -------- -------
Balance, September 30, 1995   15,519,112  $78  $106,496 $51,704
                              ==========  ===  ======== =======

See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Year ended September 30,
                                       -------------------------
                                         1995    1994      1993
                                       ---------------   -------
                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                             $18,873 $14,679   $16,594
Adjustments to reconcile net income
  to net cash provided by operating
  activities
    Depreciation and amortization
      Charged to depreciation and
        amortization                    20,741  18,841    16,480
      Charged to other accounts          3,592   1,476     3,377
  Deferred income taxes                  2,809     244     2,733
  Other                                  2,011   2,101       622
                                       ------- -------   -------
                                        48,026  37,341    39,806
  Change in assets and liabilities
    (Increase) decrease in accounts
      receivable                         3,988    (478)    1,564
    (Increase) decrease in inventories    (859)    176       708
    (Increase) decrease in gas stored
      underground                        1,899   4,946    (6,176)
    (Increase) decrease in prepayments    (438)  1,931     1,873
    Decrease in deferred charges and
      other assets                        (333) (3,824)  (10,908)
    Increase (decrease) in accounts
      payable                            2,970  (7,128)      (58)
    Increase (decrease) in taxes
      payable                           (2,766) (1,314)      195
    Increase (decrease) in customers'
      deposits                           1,086     395       (61)
    Increase in other current
      liabilities                        3,603     583     1,804
    Increase in deferred credits and
      other liabilities                  1,326   8,596     8,398
                                       ------- -------    -------
    Net cash provided by operating
       activities                       58,502  41,224    37,145

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                 (62,927)(50,355)  (43,143)
  Retirements of property, plant and
    equipment                            2,749   1,906       935
                                       ------- -------   -------
    Net cash used in investing
      activities                       (60,178)(48,449)  (42,208)

                          - Continued -

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                       Year ended September 30,
                                        1995     1994     1993
                                      -------- -------- --------
                                             (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in notes
    payable                           $(24,600)$ 22,400  $ 2,563
  Proceeds from issuance of
    long-term debt                      40,000        -        -
  Repayment of long-term debt           (4,000)  (9,850)  (4,500)
  Cash dividends and distributions
    paid                               (14,192) (12,732) (10,155)
  Issuance of common stock               3,996    7,887   15,742
                                       -------  -------  -------
    Net cash provided by financing
      activities                         1,204    7,705    3,650
                                       -------  -------  -------
Net increase (decrease) in cash and
  cash equivalents                        (472)     480   (1,413)
Cash and cash equivalents at
  beginning of year                      2,766    2,286    3,699
                                       -------  -------  -------
Cash and cash equivalents at end
  of year                              $ 2,294  $ 2,766  $ 2,286
                                       =======  =======  =======






















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

     Principles of consolidation - The accompanying consolidated financial statements include the accounts of Atmos Energy
Corporation and its subsidiaries. Each subsidiary is wholly-owned and all material intercompany items have been eliminated.

     Revenue recognition - Sales of natural gas are billed on a monthly cycle basis; however, the billing cycle periods for certain classes of customers do not necessarily coincide with ac-counting periods used for financial reporting purposes. The Company follows the revenue accrual method of accounting for natural gas revenues whereby revenues applicable to gas delivered to customers but not yet billed under the cycle billing method are estimated and accrued and the related costs are charged to expense. Estimated losses due to credit risk are reserved at the time revenue is recognized.

     Property, plant and equipment - Property, plant and equipment is stated at original cost net of contributions in aid of construction. The cost of additions includes an allowance for funds used during construction and applicable overhead charges. Major renewals and betterments are capitalized, while the costs of maintenance and repairs are charged to expense as incurred. Property, plant and equipment is depreciated at various rates on a straight-line basis over the estimated useful lives of the assets. In the first quarter of fiscal 1993, the Company changed the estimated average useful lives used to compute depreciation for certain utility plant assets. These changes resulted from revised estimates of the projected economic life of the affected assets based on recent orders received from regulatory bodies having jurisdiction over the Company and independently performed depreciation service life studies. The effect of this change on net income for the year ended September 30, 1993 was an increase of $1,104,000. The composite rates were 4.1% and 3.5% for the years ended September 30, 1995 and 1994, respectively. At the time property, plant and equipment is retired, the cost, plus removal expenses and less salvage, is charged to accumulated depreciation.

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

     Deferred charges and other assets - Deferred charges and other assets at September 30, 1995 and 1994 include assets of the Company's qualified defined benefit retirement plans in excess of the plans' obligations in the amounts of $9,962,000 and $12,275,000, respectively, and Company assets related to the nonqualified retirement plans at September 30, 1995 and 1994 of $16,510,000 and $15,735,000, respectively.

     Deferred credits and other liabilities - Deferred credits and other liabilities include customer advances for construction of $8,212,000 and $8,428,000 at September 30, 1995 and 1994,
respectively; obligations under capital leases of $2,882,000 and $6,294,000 at September 30, 1995 and 1994, respectively; and obligations under the Company's nonqualified retirement plans of $16,125,000 and $11,151,000 at September 30, 1995 and 1994,
respectively. At September 30, 1994, a payable of $1,300,000 was recorded for expenses related to an early retirement program under Greeley Gas Company's qualified defined benefit retirement plan.

     Earnings per share - The calculation of primary earnings per share is based on reported net income divided by weighted average common shares outstanding. The Company does not have other classes of stock or dilutive common stock equivalents. See Note 2 for a discussion of supplemental net income per share.

2.   Greeley Gas Company acquisition

     On December 22, 1993, Atmos acquired by means of a merger all of the assets and liabilities of Greeley Gas Company ("GGC") in accordance with the terms and provisions of an Agreement and Plan of Reorganization dated July 2, 1993. GGC is a natural gas utility engaged in the distribution and sale of natural gas to residential, commercial, industrial, agricultural, and other customers throughout Colorado, Kansas, and a small portion of Missouri. All of the shares of GGC's common stock were exchanged for a total of 3,493,995 shares of Atmos common stock as adjusted for a 3-for-2 stock split (2,329,330 shares on a pre-split basis). See Note 5 for information regarding the stock split in May 1994. This merger transaction was accounted for as a pooling of interests; therefore, all historical financial statements and notes thereto have been restated. Subsequent to the merger, the business of GGC has been operated through the Company's Greeley Gas Company division (the "Greeley Gas Division").

     GGC prepared its financial statements on a December 31 fiscal year end. GGC's fiscal year has been changed to September 30 to conform to the Company's year end. The restated consoli-dated statement of income for the year ended September 30, 1993 includes Atmos and GGC operations for the twelve months then ended. As a result, GGC's operations for the three months ended December 31, 1992 (operating revenue of $18,322,842 and net income of $950,185) are included in both the 1993 and 1992 restated statements of income, and the GGC net income for this period has been deducted in calculating the shareholders' equity balances at September 30, 1993 and cash flows for the year then ended.

     In 1987, GGC elected classification as an S Corporation (small business corporation) under the provisions of the Internal Revenue Code. Normally, income taxes are not reported in the financial statements of S Corporations as the liability for payment of federal and state income taxes is the direct responsibility of the shareholders. However, during 1991, as part of the settlement of rate cases filed in the states of Colorado and Kansas, GGC was ordered to begin providing for current and deferred income taxes. Accordingly, the Company's restated 1991 financial statements include a one-time charge to income of $1,081,202 to reinstate deferred income taxes for GGC. Supplemental net income and earnings per share of the Company are presented below to eliminate the one-time charge and to reflect income tax expense in periods prior to 1994 as if GGC had not made the S Corporation election in 1987.

                                               Year ended
                                            September 30, 1993
                                            ------------------
                                          (In thousands, except
                                             per share data)

Supplemental net income                          $ 18,132
                                                 ========
Supplemental net income
  per share                                      $   1.26
                                                 ========

     Results of operations and net income for the previously separate companies for periods prior to the merger are as follows:

                       Quarter ended          Year ended
                     December 31, 1993     September 30,1993
                     -----------------     -----------------
                                   (In thousands)
Operating revenues
    Atmos                 $119,223               $388,495
    GGC                     26,278                 71,146
                          --------               --------
                          $145,501               $459,641
                          ========               ========
Net income
    Atmos                 $  5,458               $ 15,712
    GGC                      1,630                  1,832
                          --------               --------
                          $  7,088               $ 17,544
                          ========               ========

     The dividends per share presentation on the consolidated statements of income reflects Atmos dividends declared per share as adjusted for the 3-for-2 stock split in May 1994. The cash dividends per share reflect the per share dividends declared by Atmos Energy Corporation for the years ended September 30, 1994 and 1993. The restated cash dividends and distributions per share reflect the total amounts paid by Atmos and GGC to their shareholders in each of those two years, divided by the total amount of weighted average shares outstanding in those periods as restated for the shares issued to effect the merger between Atmos and GGC and the 3-for-2 stock split in May 1994.

                                           Year ended
                                          September 30,
                                         --------------
                                         1994      1993
                                         ----      ----

Cash dividends per share                 $.88      $.85
                                         ====      ====

Restated cash dividends and
  distributions per share,
  including GGC                          $.84      $.71
                                         ====      ====

3. Long-term debt and notes payable

      Long-term debt at September 30, 1995 and 1994 consisted of the following:
                                             1995        1994
                                          ---------    --------
                                              (In thousands)
Unsecured 7.95% Senior Notes, payable
  in annual installments of $1,000,000
  beginning August 31, 1997 through
  August 31, 2006 with semiannual
  interest payments                       $ 10,000    $ 10,000
Unsecured 9.57% Senior Notes, payable
  in annual installments of $2,000,000
  beginning September 30, 1997 through
  September 30, 2006 with semiannual
  interest payments                         20,000      20,000
Unsecured 9.76% Senior Notes, payable
  in annual installments of $3,000,000
  beginning December 30, 1995 through
  December 30, 2004 with semiannual
  interest payments                         30,000      30,000
Unsecured 9.75% Senior Notes, payable
  in varying annual installments
  through December 30, 1996                  3,000       5,000
Unsecured 11.2% Senior Notes, payable in
  annual installments of $2,000,000
  beginning December 30, 1993 through
  December 30, 2002 with semiannual
  interest payments                         16,000      18,000
First Mortgage Bonds, 9.4% Series J, due
  May 1, 2021                               17,000      17,000
Unsecured 10% Notes, due December 31,
  2011                                       2,303       2,303
Unsecured 8.07% Senior Notes, payable in
  annual installments of $4,000,000
  beginning October 31, 2002 through
  October 31, 2006 with semiannual
  interest payments                         20,000      20,000
Unsecured 8.26% Senior Notes, payable in
  annual installments of $1,818,182
  beginning October 31, 2004 through
  October 31, 2014 with semiannual
  interest payments                         20,000      20,000
                                          --------    --------
                                           138,303     142,303
Less amounts classified as current          (7,000)     (4,000)
                                          --------    --------
                                          $131,303    $138,303
                                          ========    ========

     In November 1994, the Company entered into note purchase agreements with two insurance companies and issued at par
$20,000,000 of unsecured Senior Notes at 8.07% and $20,000,000 of unsecured Senior Notes at 8.26%. As a result of this financing,

$40,000,000 of notes payable to banks was classified as long-term at September 30, 1994.

     During the quarter ended December 31, 1994, the Company paid installments due of $2,000,000 on its 9.75% Senior Notes and $2,000,000 on its 11.2% Senior Notes.

     The Company may prepay any of the Senior Notes in whole at any time, subject to a prepayment premium. The note agreements provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after September 30, 1988 may not exceed the sum of 75% of accumulated net income for periods after September 30, 1988 plus $12,000,000 plus the proceeds from the sale of common stock after September 30, 1988. At September 30, 1995, approximately $48,451,000 of shareholders' equity was not so restricted.

     As of September 30, 1995, all of the Company's utility plant assets in Colorado, Kansas and Missouri with a net book value of approximately $66,170,000 are subject to a lien under the 9.4% Series J First Mortgage Bonds assumed by the Company in the acquisition of GGC.

     Maturities of long-term debt are as follows (in thousands):

     1996                                  $  7,000
     1997                                     9,000
     1998                                     8,000
     1999                                     8,000
     2000                                     8,000
     Thereafter                              98,303
                                           --------
                                           $138,303
                                           ========

Notes payable to banks

     The Company has committed short-term, unsecured bank credit facilities totaling $90,000,000, all of which was unused at September 30, 1995. One facility of $80,000,000 requires a commitment fee of 1/10 of 1% on the unused portion. A second facility for $10,000,000 requires a commitment fee of 3/16 of 1% on the unused portion. The committed lines are renewed or renegotiated at least annually.

     The Company also had aggregate uncommitted credit lines of $140,000,000, of which $106,500,000 was unused as of September 30, 1995. The uncommitted lines have varying terms and the Company pays no fee for the availability of the lines. Borrowings under these lines are made on a when and as-available basis at the discretion of the banks.

     The weighted average interest rate on short-term borrowings outstanding at September 30, 1995 and 1994 were 7.0% and 5.6%, respectively.

4. Income taxes

     The components of income tax expense for 1995, 1994 and 1993 are as follows:
                                    1995        1994      1993
                                  -------     -------   -------
                                           (In thousands)
Current                            $6,765      $7,858   $ 7,340
Deferred                            2,809         244     2,733
                                   ------      ------   -------
                                   $9,574      $8,102   $10,073
                                   ======      ======   =======

     Included in the provision for income taxes are state income taxes of $506,000, $328,000, and $890,000 for 1995, 1994, and
1993, respectively.

     Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") and, as permitted under these rules, prior years' financial statements have not been restated. Adoption of the new standard in 1994 had no significant effect on net income.

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

     Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that give rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 1995 and 1994 are presented below:
                                          1995            1994
                                        -------         -------
                                              (In thousands)
Deferred tax assets
  Costs expensed for book purposes
    and capitalized for tax purposes    $   872         $   914
  Accruals not currently deductible
    for tax purposes                      1,045           1,929
  Customer advances                       2,020           2,365
  Nonqualified benefit plans              7,107           5,074
  Postretirement benefits                 2,187           1,442
  Other, net                              2,902           1,198
                                        -------         -------
    Total deferred tax assets            16,133          12,922

Deferred tax liabilities
  Tax and book basis of utility plant    43,549          37,316
  Prepaid pensions                        4,528           4,640
  Other, net                              1,176           1,150
                                        -------         -------
    Total deferred tax liabilities       49,253          43,106
                                        -------         -------
Net deferred tax liabilities            $33,120         $30,184
                                        =======         =======
SFAS No. 109 deferred accounts for
  rate regulated entities (included
  in other deferred credits):
    Liabilities                         $ 2,580         $ 2,647
                                        =======         =======

     During 1993, deferred income taxes were provided for significant timing differences in recognition of revenues and expenses for tax and financial reporting purposes. The effects of these timing differences at September 30, 1993 were as follows:
                                              1993
                                             ------
                                         (In thousands)
Excess of tax over financial
  depreciation and amortization              $1,754
Items capitalized for financial
  reporting and recognized currently
  for tax reporting                             416
Deferred gas service revenue
  recognized currently for tax
  reporting                                   1,464
Other, net                                     (901)
                                             ------
    Total deferred income taxes              $2,733
                                             ======

     Reconciliations of the provisions for income taxes computed at the statutory rate to the reported provisions for income taxes for 1995, 1994 and 1993 are set forth below:

                                                        Deferred
                                      Liability Method   Method
                                      ----------------  --------
                                       1995      1994      1993
                                      ------   -------   -------
                                             (In thousands)
Tax at statutory rate of 34%
  through December 31, 1992
  and 35% thereafter                  $9,956   $ 7,992   $ 9,603
Financial expenses, not deductible
  for tax reporting                       35       503       680
Common stock dividends deductible
  for tax reporting                     (619)     (573)     (462)
State taxes                              261       328       682
Other, net                               (59)     (148)     (430)
                                      ------   -------   -------
Provision for income taxes            $9,574   $ 8,102   $10,073
                                      ======   =======   =======

5. Stock split

     On February 9, 1994, the Board of Directors of Atmos ap-proved a 3-for-2 split of its common stock implemented in the form of a stock dividend, which resulted in shareholders receiving one new share for every two shares held. Fractional shares were not issued but were paid in cash or credited to the accounts of participants of the Dividend Reinvestment and Stock Purchase Plan ("DRSPP") and ESOP. The record date for the split was May 4, 1994 and the payment date for mailing the new shares and cash for fractional shares to shareholders was May 16, 1994.

All share and per share amounts in the financial statements and notes thereto have been restated to reflect this split, unless otherwise noted.

6. Common stock and stock options

     At the annual meeting of shareholders on February 8, 1995, the shareholders approved an increase in the number of authorized shares of common stock from 50,000,000 to 75,000,000.

     The Company issued 221,946 shares of its common stock in fiscal 1995 in connection with its Restricted Stock Grant Plan and Employee Stock Ownership Plan.

     The Company has an Employee Stock Ownership Plan as dis-cussed in Note 7. The Company has registered 1,600,000 shares for issuance under the plan, of which 874,830 shares were available for future issuance on September 30, 1995.

     In August 1992, the Company announced a Direct Stock Purchase Plan ("DSPP") which was the successor to and replacement for the Dividend Reinvestment Plan ("DRP"). Members of the DRP were automatically enrolled in the DSPP. In November 1993, the Company amended the DSPP to remove the direct stock purchase feature of the plan and to rename the plan the Atmos Energy Corporation Dividend Reinvestment and Stock Purchase Plan ("DRSPP"). In January 1995, the direct stock purchase feature was reinstated and the name was changed back to the Direct Stock Purchase Plan. Participants in the DSPP may have all or part of their dividends reinvested at a 3% discount from market prices. DSPP participants may purchase additional shares of Company com-mon stock as often as weekly with voluntary cash payments of at least $25, up to an annual maximum of $100,000. At September 30, 1995, 712,596 shares were available for future issuance under the plan.

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

     The Company had an Incentive Stock Option Plan for key employees covering an aggregate of 100,000 shares of common stock. The plan provided for options to be granted at prices not less than the fair market value of the stock on the date of grant and to be exercisable over ten years from such date in cumulative annual installments of 25% of the aggregate shares granted, commencing one year after the date of grant. At September 30, 1993, no options were outstanding under the plan. The Company allowed the plan to expire in October 1993 without granting additional options.

     The following table summarizes the status of the expired
Incentive Stock Option Plan as of September 30, 1993:

                                          1993
                                   --------------------
                                                Price
                                    Shares    per share
                                   -------  -----------
Outstanding options at beginning
  of year                           6,000   $9.25-10.63
Exercised                          (6,000)   9.25-10.63
                                   ------
Outstanding options at end
  of year                               -             -
                                   ======

Exercisable options at end
  of year                               -
Options available for future
  grants (pre-split)                8,150


     The Company's Restricted Stock Grant Plan for management and key employees of the Company, which became effective October 1, 1987, provides for awards of common stock that are subject to certain restrictions. The plan is administered by the Board of Directors. The members of the Board who are not employees of the

Company make the final determinations regarding participation in the plan, awards under the plan, and restrictions on the re-stricted stock awarded. The restricted stock may consist of previously issued shares purchased on the open market or shares issued directly from the Company. The Company registered 600,000 shares (900,000 post-split shares) for issuance under the plan. Compensation expense of $1,015,000, $1,164,000 and $735,000 was recognized in 1995, 1994 and 1993, respectively, in connection with the issuance of shares under the plan. At September 30, 1995, 377,300 shares were available for future award under the plan.

     In November 1994, the Board adopted the Outside Directors Stock-for-Fee Plan, which plan was approved by the shareholders of the Company in February 1995. The plan permits non-employee directors to receive all or part of their annual retainer and meeting fees in stock rather than in cash. The Company has registered 50,000 shares, all of which were available for future issuance under the plan as of September 30, 1995.

7.   Employee retirement and stock ownership plans

     At September 30, 1995, the Company had three defined benefit pension plans. One covers the Western Kentucky Division employ-ees, one covers the Greeley Gas Division employees, and the third covers all other Atmos employees. The plans provide essentially the same benefits to all employees. Benefits are based on years of service and the employee's compensation during the highest paid five consecutive calendar years within the last 10 years of employment. The Company's funding policy is to contribute annually an amount in accordance with the requirements of the Em-ployee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     The following table sets forth the Atmos plan's funded status at September 30, 1995 and 1994:

                                        1995            1994
                                      --------        --------
                                            (In thousands)
Actuarial present value of benefit
  obligations

  Accumulated benefit obligation,
    including vested benefits of
    $74,967 and $63,658 in 1995
    and 1994, respectively            $(75,529)       $(64,805)
                                      ========        ========
  Projected benefit obligation        $(84,182)       $(73,895)
  Plan assets at fair value             82,464          73,454
                                      --------        --------
  Funded status                         (1,718)           (441)
  Unrecognized net asset being
    recognized over 15 years              (416)           (633)
  Unrecognized prior service cost       (1,812)         (1,955)
  Unrecognized net loss                  3,514           3,326
                                      --------        --------
  (Accrued) prepaid pension cost      $   (432)       $    297
                                      ========        ========

     Net periodic pension cost for the Atmos plan for 1995, 1994 and 1993 included the following components:

                                   1995        1994        1993
                                 -------      ------      ------
                                           (In thousands)
Service cost                     $ 1,862      $1,846      $1,543
Interest cost on projected
  benefit obligation               6,060       5,614       5,242
Actual return on plan assets     (12,200)       (955)     (9,445)
Net amortization and deferral      5,007      (5,778)      3,206
                                 -------      ------      ------
Net periodic pension cost        $   729      $  727      $  546
                                 =======      ======      ======

     The following table sets forth the Western Kentucky Gas
Division plan's funded status at September 30, 1995 and 1994:

                                        1995            1994
                                     ---------       ---------
                                           (In thousands)
Actuarial present value of benefit
  obligations
  Accumulated benefit obligation,
    including vested benefits of
    $27,236 and $24,247 in 1995
    and 1994, respectively            $(27,262)       $(24,874)
                                      ========        ========
  Projected benefit obligation        $(31,642)       $(28,328)
  Plan assets at fair value             42,216          37,409
                                      --------        --------
  Funded status                         10,574           9,081
  Unrecognized prior service cost        2,855           3,378
  Unrecognized net gain                 (2,468)         (1,442)
                                      --------        --------
  Prepaid pension cost                $ 10,961        $ 11,017
                                      ========        ========

     Net periodic pension cost for 1995, 1994 and 1993 included the following components:

                                  1995        1994        1993
                                --------    --------    --------
                                         (In thousands)

Service cost                    $    706    $    729    $    639
Interest cost                      2,306       2,160       2,016
Actual return on plan assets      (6,355)        324      (5,604)
Net amortization and deferral      3,399      (3,097)      3,110
                                --------    --------    --------
Net periodic pension cost       $     56    $    116    $    161
                                ========    ========    ========


     The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligations of the Atmos and WKG retirement plans were 7.5% and 8.375% at June 30, 1995 and 1994, respectively. The rate of increase in future compensation levels reflected in such determination was 4.0% and 4.5% for the years ended September 30, 1995 and 1994, respectively. The expected long-term rate of return on plan assets was 10.0%, 9.5% and 8.5% for the years ended September 30, 1995, 1994 and 1993, respectively. The plan assets consist primarily of investments in common stocks, interest bearing securities and interests in commingled pension trust funds. Prepaid pension cost is included in deferred charges and other assets.

     The following table sets forth the Greeley Gas Division plan's funded status at September 30, 1995 and 1994:

                                        1995            1994
                                      --------        --------
                                               (In thousands)
Actuarial present value of benefit
  obligations

  Accumulated benefit obligation,
    including vested benefits of
    $13,134 and $12,849 in 1995
    and 1994, respectively            $(13,385)       $(13,206)
                                      ========        ========
  Projected benefit obligation        $(15,148)       $(15,020)
  Plan assets at fair value             14,607          13,140
                                      --------        --------
  Funded status                           (541)         (1,880)
  Unrecognized net asset being
    recognized over 15 years            (1,810)         (2,100)
  Unrecognized prior service cost          419             455
  Unrecognized net loss                  1,370           3,186
                                      --------        --------
  Accrued pension cost                $   (562)       $   (339)
                                      ========        ========

     Net periodic pension cost (credit) for the Greeley Gas
Division plan for 1995, 1994 and 1993 included the following components:

                                   1995        1994        1993
                                  ------     -------     -------
                                           (In thousands)
Service cost                      $  328     $   486     $   374
Interest cost on projected
  benefit obligation               1,208       1,039         954
Actual return on plan assets      (2,530)        441      (1,180)
Net amortization and deferral      1,217      (1,795)       (257)
                                  ------     -------     -------
Net periodic pension
  cost (credit)                   $  223     $   171     $  (109)
                                  ======     =======     =======

     Accumulated plan benefits were computed using the Projected Unit Credit funding method. The discount rate and rate of in-crease in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7.5% and 4.0%, respectively, in 1995 and 8.375% and 4.5%, respec-tively, in 1994. The expected long-term rate of return on plan assets was 10.0%, 9.5% and 9.0% in 1995, 1994 and 1993, respectively. Plan assets consist primarily of corporate bonds, equity securities, mutual funds, partnership interests, and other miscellaneous investments. The actual return on plan assets in 1994 resulted in a loss of $.4 million due to writedowns of certain plan assets to reflect current market value.

     Effective October 1, 1987, the Company adopted a nonquali-fied Supplemental Executive Benefits Plan ("Supplemental Plan") which provides additional pension, disability and death benefits to the officers and certain other employees of the Company. Expense recognized in connection with the Supplemental Plan during fiscal 1995, 1994 and 1993 was $2,158,000, $2,062,000 and
$1,492,000, respectively.

     The Company sponsors an Employee Stock Ownership Plan ("ESOP"). Full time employees who have completed one year of service, as defined in the plan, are eligible to participate. Each participant enters into a salary reduction agreement with the Company pursuant to which the participant's salary is reduced by an amount not less than 2% nor more than 10%. Taxes on the amount by which the participant's salary is reduced are deferred pursuant to Section 401(k) of the Internal Revenue Code. The amount of the salary reduction is contributed by the Company to the ESOP for the account of the participant. The Company may make a matching contribution for the account of the participant in an amount determined each year by the Board of Directors, which amount must be at least equal to 25% of all or a portion of the participant's salary reduction. For the 1995 plan year, the Board of Directors elected to match 100% of each participant's salary reduction contribution up to 4% of the participant's salary. These matching percentages have also been approved for the 1996 plan year. Matching contributions to the ESOP amounted to $1,977,000, $1,780,000, and $1,413,000 for 1995, 1994 and
1993, respectively. The Directors may also approve discretionary contributions, subject to the provisions of the Internal Revenue Code of 1986 and applicable regulations of the Internal Revenue Service. The Company recorded a charge of $1,000,000 for a discretionary contribution in the year ended September 30, 1993. Company contributions to the plan are expensed as incurred.

     Effective January 1, 1988, the Greeley Gas Division adopted a 401(k) plan that covers substantially all the Greeley Gas Division employees. Employee contributions were limited to 6% of base compensation. The Company matched 50% of employee contributions. Total employer contributions to the 401(k) plan were $141,000 and $230,000 for the periods ended September 30, 1994 and 1993 respectively. Contributions to the plan were discontinued on March 31, 1994 and participants were enrolled in the Atmos ESOP on April 1, 1994.

8.   Other postretirement benefits

     In addition to providing pension benefits, the Company provides certain other postretirement benefits for retired employees, the major benefit being health care. To be eligible for these benefits, an employee must retire under the terms of the Company's retirement plans. Prior to 1994, the cost of other postretirement benefits was recognized by expensing claims and annual insurance premiums as incurred. In fiscal 1993, these costs totaled $1,453,000.

     Effective October 1, 1993, the Company adopted Financial Accounting Standards No. 106 ("SFAS No. 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions".
SFAS No. 106 focuses principally on postretirement health care benefits and significantly changed the practice of accounting for postretirement benefits on a pay-as-you-go basis by requiring accrual of such benefit costs at Atmos on an actuarial basis from the date each employee reaches age 45 until the date of full eligibility for such benefits. The Company is amortizing on a straight line basis the initial transition obligation of $33,354,000 over 20 years. The effect of adopting the new rules increased net periodic postretirement benefit cost for the year ended September 30, 1994 by $3,789,000 and decreased net income by $2,440,000. Approximately $746,000 of this increased cost was recovered through rates during 1994.

     Atmos sponsors two defined benefit postretirement plans other than pensions. One plan provides medical, dental, and vision benefits to retired employees of Greeley Gas Company. The other offers medical benefits to all other retired Atmos employees. Substantially all of the Company's employees may become eligible for these benefits if they reach retirement age while working for the Company and attain 10 consecutive years of service. Participant contributions are required under these plans. Prior to June 1994, the plans were not funded. In June 1994, the Company made its first quarterly payment to the external trust set up to fund SFAS No. 106 costs in excess of the pay-as-you-go cost in Kansas in accordance with an order of the Kansas Corporation Commission. In April, 1995 it began external funding in Colorado in accordance with an order of the Colorado Public Utility Commission. The amount of funding will ultimately depend upon the ratemaking treatment allowed in the Company's various rate jurisdictions.

     The components of net periodic postretirement benefit cost for each of the years ended September 30, 1995 and 1994 are as follows:

                                               1995      1994
                                              ------    ------
                                                (In thousands)

Service cost                                  $1,497    $1,817
Interest cost                                  2,322     2,269
Actual return on plan assets                     (18)        -
Amortization of transition obligation          1,549     1,668
Net amortization and deferral                   (150)        -
                                              ------    ------
Net periodic postretirement benefit cost      $5,200    $5,754
                                              ======    ======

     The following is a reconciliation of the funded status of the plans to the net postretirement benefits liability on the balance sheet as of September 30, 1995 and 1994:

                                                1995      1994
                                             --------   --------
                                                (In thousands)

Accumulated postretirement
  benefit obligation
    Retirees                                 $(20,402)  $(18,083)
    Fully eligible employees                   (5,906)    (6,827)
    Other employees                            (4,468)    (4,206)
                                             --------   --------
                                              (30,776)   (29,116)

Plan assets                                       594        274
                                             --------   --------
Accumulated postretirement benefit
  obligation in excess of plan assets         (30,182)   (28,842)
Unrecognized prior service cost                     -     (2,256)
Unrecognized net gain                          (3,807)    (4,105)
Unrecognized transition obligation             27,892     31,686
                                             --------   --------
Accrued postretirement benefits liability    $ (6,097)  $ (3,517)
                                             ========   ========

     In the latest actuarial calculation of the accrued postre-tirement benefits liability, the assumed health care cost trend rate used to estimate the cost of postretirement benefits was 9.5% for 1995, 8.5% for 1996 and is assumed to decrease gradually to 5.0% for 2000 and remain at that level thereafter. Similarly, the dental trend rate is 7.5% for 1995 and decreases to 7.0% for 1996 at which time dental benefits will be discontinued. The trend for vision benefits is assumed to remain level for all years at 4.5%. The effect of a 1% increase in the assumed health care cost trend rate for each future year is $353,000 and $410,000 on the annual aggregate of the service and interest cost components of net periodic postretirement benefit costs and $2,355,000 and $2,279,000 on the accumulated postretirement benefit obligation as of September 30, 1995 and 1994, respectively. The assumed discount rate, the rate at which liabilities could be settled, was 7.5% and 8.25% as of September 30, 1995 and 1994, respectively.

     The Company is currently recovering other postretirement benefit ("OPEB") costs through its regulated rates under SFAS No. 106 accrual accounting in Colorado, Kansas, the majority of its Texas service area and in Kentucky (effective November 1, 1995). It recovers OPEB costs on the pay-as-you-go basis in Louisiana. Management believes that accrual accounting in accordance with SFAS No. 106 is appropriate and will continue to seek rate recovery of accrual-based expenses in its ratemaking jurisdic-tions that have not yet approved the recovery of these expenses. The ultimate impact of the adoption of SFAS No. 106 on the

Company's financial position and results of operations will not be known with certainty until the regulatory treatment that will be allowed in each of the Company's ratemaking jurisdictions is determined.

9.   Postemployment benefits

     The Company also provides postemployment benefits, primarily workers' compensation, to former or inactive employees after employment but before retirement. Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits" ("SFAS No. 112"). SFAS No. 112 requires that certain benefits provided to former or inactive employees, after employment but before retirement, such as workers' compensation, disability benefits and health care continuation coverage be accrued if attributable to the employees' prior service. Prior to October 1, 1994, such postemployment benefit costs were recorded and recovered in rates on the pay-as-you-go basis. Both the cumulative effect of adopting SFAS No. 112, as well as the effect of the new standard upon the recurring expense being recognized for these benefits in 1995, were not material.

10.  Contingencies

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

     On July 14, 1995, the Louisiana Commission entered an order approving a settlement with the Company and TLIG in connection with its investigation of the costs included in the Trans La Division's purchased gas adjustment component in its rates. The order exonerated the Company of any wrongdoing or manipulation of the cost of gas component of its gas rate to residential and commercial customers. In the settlement, the Company agreed to refund approximately $541,000 plus interest to the Trans La Division's customers over a two-year period due to certain issues related to the calculation of the weighted average cost of gas. The refund totaling approximately $1,016,000, which includes interest calculated through October 1, 1995, began in September 1995 and will be credited to customer bills along with interest that accrues after October 1, 1995. Most of the issues that generated the refunds arose before Trans Louisiana Gas Company was acquired by the Company in 1986.

     The Greeley Gas Company Division of the Company is a defendant in several lawsuits filed as a result of a fire in a building in Steamboat Springs, Colorado on February 3, 1994. The plaintiffs claim that the fire resulted from a leak in a severed gas service line owned by the Greeley Division. The Company believes that the evidence shows that any damage to the line was caused by a third party or parties and occurred prior to the Company's acquisition of Greeley Gas Company in 1993. The Company has adequate insurance and/or reserves to cover any potential damages that may be awarded against the Company in this matter and has been informed by its insurance carrier that the Company's insurance policy will cover punitive damages. The Company believes that the allegations against it are without merit and will vigorously protect its interest in this matter.

     From time to time, claims are made and lawsuits are filed against the Company arising out of the ordinary business of the Company. In the opinion of the Company's management, liabilities, if any, arising from these actions are either covered by insurance, adequately reserved for by the Company or would not have a material adverse effect on the financial condition of the Company.

11.  Statement of cash flows

     Supplemental disclosures of cash flow information for 1995, 1994 and 1993 are presented below:

                                    1995       1994       1993
                                  -------     -------    -------
                                           (In thousands)
Cash paid for
  Interest                        $11,503     $12,756     $13,436
  Income taxes                     10,123       6,352       8,190

12.  Leases

     The Company has entered into noncancelable leases involving office space and warehouse space. The remaining lease terms range from one to 20 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Net property, plant and equipment included amounts for capital leases of $2,694,000 and $5,664,000 at September 30, 1995 and 1994,
respectively.

     The related future minimum lease payments at September 30, 1995 were as follows:
                                          Capital      Operating
                                           leases        leases
                                         --------       --------
                                             (In thousands)

    1996                                   $  568        $ 7,163
    1997                                      568          7,118
    1998                                      568          6,951
    1999                                      568          6,905
    2000                                      568          6,827
    Thereafter                              3,415         45,399
                                           ------        -------
    Total minimum lease payments            6,255        $80,363
                                                         =======
    Less amount representing interest      (3,373)
                                           ------
    Present value of net minimum
      lease payments                       $2,882
                                           ======

     Consolidated rent expense amounted to $6,643,000, $6,490,000 and $5,277,000 for fiscal 1995, 1994 and 1993, respectively.
Rents are expensed and recovered in rates on a pay-as-you-go basis.

SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

     Summarized unaudited quarterly financial data are presented below. The sum of net income per share by quarter may not equal the net income per share for the year due to variations in the weighted average shares outstanding used in computing such amounts.

                                                            Quarter ended
                           ----------------------------------------------------------------------------------
                              December 31,           March 31,              June 30,           September 30,
                           -----------------     -----------------      -----------------    ----------------
                              1994     1993        1995      1994         1995      1994       1995     1994
                           -------- --------     -------- --------      -------- --------    -------  -------
                                             (In thousands, except per share data)
Operating revenues         $117,848 $145,501     $157,294 $186,944       $84,685 $90,013     $75,993  $77,350
Gross profit                 43,482   48,421       59,577   59,366        34,069  31,790      29,882   28,660
Operating income (loss)       9,786   10,302       17,689   16,345         2,987   1,433       1,915   (1,614)
Net income (loss)             6,476    7,088       13,945   13,242            82  (1,224)     (1,630)  (4,427)
Net income (loss) per
  share                         .42      .47          .91      .87           .01    (.08)       (.11)    (.29)

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on February 14, 1996.

     Information regarding executive officers is included in Part
I.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on February 14, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on February 14, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on February 14, 1996.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) 1 and 2. Financial statements and financial statement schedules.

     The financial statements listed in the accompanying Index to Financial Statements are filed as part of this annual report. No financial statement schedules are required in this filing.

  3. Exhibits

     The exhibits listed in the accompanying Exhibits Index are filed as part of this annual report. The exhibits numbered
10.19(a) through 10.27(c) and 10.29 are management contracts or compensatory plans or arrangements.

(b)  Reports on Form 8-K

     None.

                  INDEX TO FINANCIAL STATEMENTS
                     (Item 8, 14(a) 1 and 2)

                                                            Page
                                                           Number

Financial statements:
   Consolidated balance sheets at September 30,
     1995 and 1994                                             31

   Consolidated statements of income for the
     years ended September 30, 1995, 1994 and 1993             32

   Consolidated statements of shareholders'
     equity for the years ended September 30,
     1995, 1994 and 1993                                       33

   Consolidated statements of cash flows for the years
     ended September 30, 1995, 1994 and 1993                   34

   Notes to consolidated financial statements               36-56

Independent auditors' report                                   30


   All financial statement schedules are omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and accompanying notes thereto.

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


                                     ATMOS ENERGY CORPORATION
                                           (Registrant)

                                    By  /s/ JAMES F. PURSER
                                       -----------------------
                                        James F. Purser
                                    Executive Vice President and
                                       Chief Financial Officer

Date:   December 14, 1995


                         POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James F. Purser, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection there-with, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/ CHARLES K. VAUGHAN       Chairman of        December 14, 1995
-------------------------    the Board
    Charles K. Vaughan



/s/ ROBERT F. STEPHENS       President and      December 14, 1995
-------------------------    Chief Operating
    Robert F. Stephens       Officer, Director

/s/ JAMES F. PURSER          Executive Vice     December 14, 1995
-------------------------    President and
    James F. Purser          Chief Financial
                             Officer, Director



/s/ DAVID L. BICKERSTAFF     Vice President     December 14, 1995
-------------------------    and Controller
    David L. Bickerstaff     (Principal
                             accounting officer)



/s/ TRAVIS W. BAIN, II       Director           December 14, 1995
-------------------------
    Travis W. Bain, II



/s/ DAN BUSBEE               Director           December 14, 1995
-------------------------
    Dan Busbee



/s/ THOMAS C. MEREDITH       Director           December 14, 1995
-------------------------
    Thomas C. Meredith




/s/ PHILLIP E. NICHOL        Director           December 14, 1995
-------------------------
    Phillip E. Nichol




/s/ JOHN W. NORRIS, JR.      Director           December 14, 1995
-------------------------
    John W. Norris, Jr.




/s/ CARL S. QUINN            Director           December 14, 1995
-------------------------
    Carl S. Quinn

                             Director           December 14, 1995
-------------------------
    Lee E. Schlessman




/s/ RICHARD WARE II          Director           December 14, 1995
-------------------------
    Richard Ware II

                                    EXHIBITS INDEX
                                   Item 14. (a) (3)

                                                            Page Number or
       Exhibit                                             Incorporation by
       Number                Description                     Reference to
      --------  ------------------------------------  -------------------------

      3.1       Restated Articles of Incorporation,
                as amended as of February 9, 1995

      3.2       By-Laws of Atmos Energy Corporation
                (As amended as of November 9, 1994)

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

      4.3(b)    Amendment No. 1 to Rights Agreement,  Exhibit 4.3(b) of Form
                dated August 10, 1994                 10-K for fiscal year
                                                      ended September 30, 1994
                                                      (File No. 1-10042)

      4.3(c)    Certificate of Adjusted Price, dated  Exhibit 4.3(c) of Form
                August 15, 1994                       10-K for fiscal year
                                                      ended September 30, 1994
                                                      (File No. 1-10042)

      9         Not applicable

      10.1(a)   Note Purchase Agreement, dated        Exhibit (10)(a)(i) of
                December 30, 1986, by and between     Form 10-K for fiscal year
                the Company and John Hancock Mutual   ended September 30, 1991
                Life Insurance Company                (File No. 1-10042)

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

      10.1(d)   Amendment to Note Purchase            Exhibit (10)(a)(iv) of
                Agreement, dated November 12, 1991,   Form 10-K for fiscal year
                by and between the Company and John   ended September 30, 1991
                Hancock Mutual Life Insurance         (File No. 1-10042)
                Company revising Note Purchase
                Agreement dated December 30, 1986.

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

      10.2(c)   Amendment to Note Purchase            Exhibit 10(b)(iii) of
                Agreement, dated November 12, 1991,   Form 10-K for fiscal year
                by and between the Company and John   ended September 30, 1991
                Hancock Mutual Life Insurance         (File No. 1-10042)
                Company revising Note Purchase
                Agreement dated December 21, 1987

                Amendment to Note Purchase
                Agreement, dated November 12, 1991,
                by and between the Company and John
                Hancock Charitable Trust I revising
                Note Purchase Agreement dated
                December 21, 1987.  (Amendment is
                identical to Hancock amendment
                listed above except as to the
                parties thereto.)

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

      10.3(b)   Amendment to Note Purchase            Exhibit 10(c)(ii) of Form
                Agreement, dated as of November 12,   10-K for fiscal year
                1991, by and between the Company and  ended September 30, 1991
                John Hancock Mutual Life Insurance    (File No. 1-10042)
                Company revising Note Purchase
                Agreement dated October 11, 1989

      10.4(a)   Note Purchase Agreement, dated as of  Exhibit 10(f)(i) of Form
                August 29, 1991, by and between the   10-K for fiscal year
                Company and The Variable Annuity      ended September 30, 1991
                Life Insurance Company                (File No. 1-10042)

      10.4(b)   Amendment to Note Purchase            Exhibit 10(f)(ii) of Form
                Agreement, dated November 26, 1991,   10-K for fiscal year
                by and between the Company and The    ended September 30, 1991
                Variable Annuity Life Insurance       (File No. 1-10042)
                Company revising Note Purchase
                Agreement dated August 29, 1991


      10.5      Note Purchase Agreement, dated as of  Exhibit (10)(f) of Form
                August 31, 1992, by and between the   10-K for fiscal year
                Company and The Variable Annuity      ended September 30, 1992
                Life Insurance Company                (File No. 1-10042)

                                                            Page Number or
       Exhibit                                             Incorporation by
       Number                Description                     Reference to
      --------  ------------------------------------  -------------------------

      10.6      Note Purchase Agreement, dated        Exhibit 10.1 of Form 10-Q
                November 14, 1994, by and among the   for quarter ended
                Company and New York Life Insurance   December 31, 1994 (File
                Company, New York Life Insurance and  No. 1-10042)
                Annuity Corporation, The Variable
                Annuity Life Insurance Company,
                American General Life Insurance
                Company, and Merit Life Insurance
                Company

      10.7(a)   Service Agreement No. 50772 between   Exhibit 10.6(a) of Form
                Greeley Gas Company and Public        10-K for fiscal year
                Service Company of Colorado (West     ended September 30, 1994
                Gas Supply Co. prior to merger with   (File No. 1-10042)
                PSCO) dated August 1, 1992

      10.7(b)   Transportation Storage Service        Exhibit 10.6(b) of Form
                Agreement No. TA-0544 between         10-K for fiscal year
                Greeley Gas Company and Williams      ended September 30, 1994
                Natural Gas Company dated October 1,  (File No. 1-10042)
                1993

      10.7(c)   No-Notice Transportation Service      Exhibit 10.6(c) of Form
                Agreement No. 31013, Rate Schedule    10-K for fiscal year
                NNT-1, between Greeley Gas Company    ended September 30, 1994
                and Colorado Interstate Gas Company,  (File No. 1-10042)
                as amended, dated October 1, 1993

      10.7(d)   Firm Transportation Service           Exhibit 10.6(d) of Form
                Agreement No. 35009, Rate Schedule    10-K for fiscal year
                TF2, between Greeley Gas Company and  ended September 30, 1994
                Colorado Interstate Gas Company, as   (File No. 1-10042)
                amended, dated October 1, 1993

      10.8(a)   Amarillo Supply Agreement dated       Exhibit 10.7(a) of Form
                January 2, 1993 between the Company   10-K for fiscal year
                and Mesa Operating Company            ended September 30, 1994
                                                      (File No. 1-10042)

      10.8(b)   Interruptible Gas Transportation and  Exhibit (10)(g)(iv) of
                Sales Agreement dated January 1,      Form 10-K for fiscal year
                1991, between Mesa Operating Limited  ended September 30, 1992
                Partnership and Energas Company       (File No. 1-10042)
                regarding transportation charges to
                Mesa

      10.8(c)   Letter agreement between the Company  Exhibit (10)(h)(vi) of
                and Mesa Operating Limited            Form 10-K for fiscal year
                Partnership dated March 21, 1989,     ended September 30, 1989
                regarding transportation rates        (File No. 1-10042)

                                                            Page Number or
       Exhibit                                             Incorporation by
       Number                Description                     Reference to
      --------  ------------------------------------  -------------------------

      10.9(a)   Gas Sales Agreement between the       Exhibit (10)(i)(i) of
                Company and Westar Transmission       Form 10-K for fiscal year
                Company dated January 1, 1986, as     ended September 30, 1989
                amended by Letter Agreement dated     (File No. 1-10042)
                November 21, 1986, and Agreement
                dated December 9, 1988, revising the
                pricing formula for city gate sales

      10.9(b)   Amendment to Gas Sales Agreement,     Exhibit (10)(h)(ii) of
                dated February 27, 1987, between the  Form 10-K for fiscal year
                Company and Westar Transmission       ended September 30, 1992
                Company                               (File No. 1-10042)

      10.9(c)   Amendment to Gas Sales Agreement,     Exhibit (10)(h)(iii) of
                dated January 1, 1988, between Cabot  Form 10-K for fiscal year
                Gas Supply Corporation ("CGSC") and   ended September 30, 1992
                the Company                           (File No. 1-10042)

      10.10(a)  Gas Transportation Agreement between  Exhibit 10(i)(i) of Form
                the Company and Westar Transmission   10-K for fiscal year
                Company dated January 1, 1986, as     ended September 30, 1991
                amended by letter agreement dated     (File No. 1-10042)
                November 21, 1986

      10.10(b)  Amendment to Gas Transportation       Exhibit (10)(i)(ii) of
                Agreement, dated January 1, 1988,     Form 10-K for fiscal year
                between CGSC and the Company          ended September 30, 1992
                                                      (File No. 1-10042)

      10.11     Supplemental Gas Sales Agreement,     Exhibit (10)(j) of Form
                dated January 1, 1988, between CGSC   10-K for fiscal year
                and the Company                       ended September 30, 1992
                                                      (File No. 1-10042)

      10.12     Gas Purchase and Sales Agreement,     Exhibit (10)(k) of Form
                dated January 1, 1988, between Cabot  10-K for fiscal year
                Energy Marketing Corporation and      ended September 30, 1992
                EnerMart, Inc.                        (File No. 1-10042)

      10.13     Gas Sales Agreement, dated January    Exhibit (10)(l) of Form
                1, 1988, between the Company and Gas 10-K for fiscal year Marketing, Inc. ("GMI"), relating to ended September 30, 1992
                Amarillo supplemental supplies        (File No. 1-10042)

      10.14     Gas Sales Agreement, dated January    Exhibit (10)(m) of Form
                1, 1988, between the Company and      10-K for fiscal year
                GMI, relating to West Texas           ended September 30, 1992
                supplemental supplies                 (File No. 1-10042)

                                                            Page Number or
       Exhibit                                             Incorporation by
       Number                Description                     Reference to
      --------  ------------------------------------  -------------------------

      10.15     Settlement Agreement, dated January   Exhibit (10)(n) of Form
                15, 1988, between CGSC and the        10-K for fiscal year
                Company                               ended September 30, 1992
                                                      (File No. 1-10042)

      10.16(a)  Agreement for Natural Gas Service     Exhibit 10(o)(ii) of Form
                for Distribution and Resale between   10-K for fiscal year
                Trans La and LIG dated October 28,    ended September 30, 1991
                1991                                  (File No. 1-10042)

      10.16(b)  Agreement for Intrastate              Exhibit 10(o)(iii) of
                Transportation of Natural Gas         Form 10-K for fiscal year
                between Trans La and LIG dated        ended September 30, 1991
                October 28, 1991                      (File No. 1-10042)

      10.17(a)  Gas Transportation Agreement between  Exhibit 10.1 of Form 10-Q
                Texas Gas Transmission Corporation    for quarter ended
                ("Texas Gas") and Western Kentucky    December 31, 1993 (File
                Gas Company, a division of Atmos      No. 1-10042)
                Energy Corporation ("Western Ken-
                tucky") dated November 1, 1993
                (Contract no. T3817, zone 2)

      10.17(b) Gas Transportation Agreement between Exhibit 10.2 of Form 10-Q Texas Gas and Western Kentucky dated for quarter ended
                November 1, 1993 (Contract no.        December 31, 1993 (File
                T3770, zone 2)                        No. 1-10042)

      10.17(c)  Gas Transportation Agreement between  Exhibit 10.3 of Form 10-Q
                Texas Gas and Western Kentucky Gas    for quarter ended
                dated November 1, 1993 (Contract no.  December 31, 1993 (File
                T3355, zone 3)                        No. 1-10042)

      10.17(d)  Gas Transportation Agreement between  Exhibit 10.4 of Form 10-Q
                Texas Gas and Western Kentucky Gas    for quarter ended
                dated November 1, 1993 (Contract no.  December 31, 1993 (File
                T3819, zone 4)                        No. 1-10042)

      10.17(e)  Gas Transportation Agreement between  Exhibit 10.5 of Form 10-Q
                Texas Gas and Western Kentucky Gas    for quarter ended
                dated November 1, 1993 (Contract no.  December 31, 1993 (File
                N0210, zone 2, Contract no. N0340,    No. 1-10042)
                zone 3, Contract no. N0435, zone 4)

      10.18(a)  Gas Transportation Agreement,         Exhibit 10.17(a) of Form
                Contract No. 2550, dated September    10-K for fiscal year
                1, 1993, between Tennessee Gas        ended September 30, 1993
                Pipeline Company, a division of       (File No. 1-10042)
                Tenneco, Inc. ("Tennessee Gas"), and
                Western Kentucky, Campbellsville
                Service Area

                                                            Page Number or
       Exhibit                                             Incorporation by
       Number                Description                     Reference to
      --------  ------------------------------------  -------------------------

      10.18(b)  Gas Transportation Agreement,         Exhibit 10.17(b) of Form
                Contract No. 2546, dated September    10-K for fiscal year
                1, 1993, between Tennessee Gas and    ended September 30, 1993
                Western Kentucky, Danville Service    (File No. 1-10042)
                Area

      10.18(c)  Gas Transportation Agreement,         Exhibit 10.17(c) of Form
                Contract No. 2385, dated September    10-K for fiscal year
                1, 1993, between Tennessee Gas and    ended September 30, 1993
                Western Kentucky, Greensburg et al    (File No. 1-10042)
                Service Area

      10.18(d)  Gas Transportation Agreement,         Exhibit 10.17(d) of Form
                Contract No. 2551, dated September    10-K for fiscal year
                1, 1993, between Tennessee Gas and    ended September 30, 1993
                Western Kentucky, Harrodsburg         (File No. 1-10042)
                Service Area

      10.18(e)  Gas Transportation Agreement,         Exhibit 10.17(e) of Form
                Contract No. 2548, dated September    10-K for fiscal year
                1, 1993, between Tennessee Gas and    ended September 30, 1993
                Western Kentucky, Lebanon Service     (File No. 1-10042)
                Area

      10.19(a)  *Employment Agreement dated April 1,  Exhibit 10.3 of Form 10-Q
                1995 between the Company and J.       for quarter ended June
                Charles Goodman                       30, 1995 (File No. 1-
                                                      10042)

      10.19(b)  *Employment Agreement amended and     Exhibit 10(r)(ii) of Form
      (i)       restated as of August 8, 1991,        10-K for fiscal year
                between the Company and Robert F.     ended September 30, 1991
                Stephens                              (File No. 1-10042)

      10.19(b)  *Letter dated May 3, 1995 amending    Exhibit 10.1 of Form 10-Q
      (ii)      the employment agreement between the  for quarter ended June
                Company and Robert F. Stephens        30, 1995 (File No. 1-
                                                      10042)

      10.19(c)  *Employment Agreement amended and     Exhibit 10(r)(iii) of
                restated as of August 8, 1991,        Form 10-K for fiscal year
                between the Company and Don E. James  ended September 30, 1991
                                                      (File No. 1-10042)

      10.19(d)  *Employment Agreement amended and     Exhibit 10(r)(iv) of Form
                restated as of August 8, 1991,        10-K for fiscal year
                between the Company and James F.      ended September 30, 1991
                Purser                                (File No. 1-10042)

                                                            Page Number or
       Exhibit                                             Incorporation by
       Number                Description                     Reference to
      --------  ------------------------------------  -------------------------

      10.19(e)  *Employment Agreement dated August    Exhibit 10.18(g) of Form
                11, 1993, between the Company and     10-K for fiscal year
                H.F. Harber                           ended September 30, 1993
                                                      (File No. 1-10042)

      10.19(f)  *Employment Agreement dated May 3,    Exhibit 10.2 of Form 10-Q
                1995 between the Company and Mary S.  for quarter ended June
                Lovell                                30, 1995 (File No. 1-
                                                      10042)

      10.20     *1983 Incentive Stock Option Plan of  Exhibit 10(u) of Form 10-
                Energas Company                       K for fiscal year ended
                                                      September 30, 1990 (File
                                                      No. 1-10042)

      10.21     *The Atmos Energy Corporation         Exhibit (10)(t) of Form
                Supplemental Executive Benefits       10-K for fiscal year
                Plan, effective October 1, 1987,      ended September 30, 1992
                Restated as of November 11, 1992      (File No. 1-10042)

      10.22(a)  *The Atmos Energy Corporation         Exhibit (10)(u) of Form
                Restricted Stock Grant Plan,          10-K for fiscal year
                effective October 1, 1987, amended    ended September 30, 1992
                and restated as of May 13, 1992       (File No. 1-10042)

      10.22(b)  *Amendment No. 1 to the Atmos Energy  Exhibit 10.1 of Form 10-Q
                Corporation Restricted Stock Grant    for the quarter ended
                Plan (Restated as of May 13, 1992)    December 31, 1992 (File
                                                      No. 1-10042)

      10.22(c)  *Amendment No. 2 to the Atmos Energy  Exhibit 10 of Form 10-Q
                Corporation Restricted Stock Grant    for the quarter ended
                Plan (Restated as of May 13, 1992)    June 30, 1993 (File No.
                                                      1-10042)

      10.22(d)  *Amendment No. 3 to the Atmos Energy  Exhibit 10.21(d) of Form
                Corporation Restricted Stock Grant    10-K for fiscal year
                Plan (Restated as of May 13, 1992)    ended September 30, 1993
                                                      (File No. 1-10042)

      10.23     *Atmos Energy Corporation Annual      Exhibit 10(x) of Form 10-
                Performance Bonus Plan for Corporate K for fiscal year ended Officers, restated as of November 8, September 30, 1990 (File
                1989                                  No. 1-10042)

      10.24(a)  *Atmos Energy Corporation Mini-Med    Exhibit 10(w)(i) of Form
                Plan, as restated effective April 1,  10-K for fiscal year
                1989                                  ended September 30, 1992
                                                      (File No. 1-10042)

                                                            Page Number or
       Exhibit                                             Incorporation by
       Number                Description                     Reference to
      --------  ------------------------------------  -------------------------

      10.24(b)  *Amendment No. 1 to the Atmos Energy  Exhibit (10)(w)(ii) of
                Corporation Mini-Med Plan             Form 10-K for fiscal year
                                                      ended September 30, 1992
                                                      (File No. 1-10042)

      10.24(c)  *Amendment No. 2 to the Atmos Energy  Exhibit (10)(w)(iii) of
                Corporation Mini-Med Plan             Form 10-K for fiscal year
                                                      ended September 30, 1992
                                                      (File No. 1-10042)

      10.24(d)  *Amendment No. 3 to the Atmos Energy  Exhibit 10(w)(iv) of Form
                Corporation Mini-Med Plan             10-K for fiscal year
                                                      ended September 30, 1992
                                                      (File No. 1-10042)

      10.24(e)  *Amendment No. 4 to the Atmos Energy  Exhibit 10.23(e) of Form
                Corporation Mini-Med Plan             10-K for fiscal year
                                                      ended September 30, 1993
                                                      (File No. 1-10042)

      10.25     *Atmos Energy Corporation Deferred    Exhibit 10(x) of Form 10-
                Compensation Plan for Outside         K for fiscal year ended
                Directors                             September 30, 1992 (File
                                                      No. 1-10042)

      10.26     *Atmos Energy Corporation Retirement  Exhibit 10(y) of Form 10-
                Plan for Outside Directors            K for fiscal year ended
                                                      September 30, 1992 (File
                                                      No. 1-10042)

      10.27(a)  *Description of Car Allowance         Exhibit 10.26(a) of Form
                Payments                              10-K for fiscal year
                                                      ended September 30, 1993
                                                      (File No. 1-10042)

      10.27(b)  *Description of Financial and Estate  Exhibit 10.26(b) of Form
                Planning Program                      10-K for fiscal year
                                                      ended September 30, 1993
                                                      (File No. 1-10042)

      10.27(c)  *Description of Sporting Events       Exhibit 10.26(c) of Form
                Program                               10-K for fiscal year
                                                      ended September 30, 1993
                                                      (File No. 1-10042)

      10.28(a)  Seventh Supplemental Indenture,       Exhibit 10.1 of Form 10-Q
                dated as of October 1, 1983 between   for quarter ended June
                Greeley Gas Company ("The Greeley     30, 1994 (File No. 1-
                Gas Division") and the Central Bank   10042)
                of Denver, N.A. ("Central Bank")

                                                            Page Number or
       Exhibit                                             Incorporation by
       Number                Description                     Reference to
      --------  ------------------------------------  -------------------------

      10.28(b)  Ninth Supplemental Indenture, dated   Exhibit 10.2 of Form 10-Q
                as of April 1, 1991, between The      for quarter ended June
                Greeley Gas Division and Central      30, 1994 (File No. 1-
                Bank                                  10042)

      10.28(c)  Bond Purchase Agreement, dated as of  Exhibit 10.3 of Form 10-Q
                April 1, 1991, between The Greeley    for quarter ended June
                Gas Division and Central Bank         30, 1994 (File No. 1-
                                                      10042)

      10.28(d)  Tenth Supplemental Indenture, dated   Exhibit 10.4 of Form 10-Q
                as of December 1, 1993, between the   for quarter ended June
                Company and Colorado National Bank,   30, 1994 (File No. 1-
                formerly Central Bank                 10042)

      10.29     *The Atmos Energy Corporation         Exhibit 4.5 of Form S-8
                Outside Directors Stock-for-Fee Plan  for Atmos' Outside
                                                      Directors Stock-for-Fee
                                                      Plan filed February 14,
                                                      1995 (Registration  No.
                                                      33-57695)

      11        Not applicable

      12        Not applicable

      13        Not applicable

      16        Not applicable

      18        Not applicable

      21        Subsidiaries of the registrant

      22        Not applicable

      23        Consent of independent auditors

      24        Power of Attorney                     Signature page of Form
                                                      10-K for fiscal year
                                                      ended September 30, 1995

      27        Financial Data Schedule for Atmos
                for year ended September 30, 1995

      28        Not applicable

      99        Not applicable

          _________________________
        * This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."