Form 10-Q
period 1995-12-31
ATMOS ENERGY CORP
filed 1996-02-14
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549

                            FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

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

Number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 1996.

                 Class                        Shares Outstanding
                 -----                        ------------------
             No Par Value                         15,921,562





PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                     ATMOS ENERGY CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)

                                      December 31, September 30,
                                           1995        1995
                                      ------------ ------------
ASSETS                                 (Unaudited)
Property, plant and equipment             $615,366     $595,359
  Less accum. depreciation and amort.      242,728      232,107
                                          --------     --------
  Net property, plant and equipment        372,638      363,252
Current assets
  Cash and cash equivalents                  4,624        2,294
  Accounts receivable, net                  68,802       25,690
  Inventories                                6,910        6,747
  Gas stored underground                     8,280       10,758
  Prepayments                                2,278        2,747
                                          --------     --------
    Total current assets                    90,894       48,236
Deferred charges and other assets           35,961       34,295
                                          --------     --------
                                          $499,493     $445,783
                                          ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
  Common stock outstanding: 15,905,570
    shares at 12/31/95 and 15,519,112
    shares at 9/30/95                     $     80     $     78
  Additional paid-in capital               108,252      106,496
  Retained earnings                         57,792       51,704
                                          --------     --------
    Total shareholders' equity             166,124      158,278
Long-term debt                             125,303      131,303
                                          --------     --------
    Total capitalization                   291,427      289,581
Current liabilities
  Current maturities of long-term debt      13,000        7,000
  Notes payable to banks                    40,700       33,500
  Accounts payable                          53,955       24,945
  Taxes payable                              5,605        1,926
  Customers' deposits                       10,011        9,343
  Other current liabilities                 12,744       10,641
                                          --------     --------
    Total current liabilities              136,015       87,355
Deferred income taxes                       33,913       33,120
Deferred credits and other liabilities      38,138       35,727
                                          --------     --------
                                          $499,493     $445,783
                                          ========     ========
See accompanying notes to consolidated financial statements.

                    ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (In thousands, except per share data)


                         Three months ended  Twelve months ended
                             December 31,         December 31,
                          -----------------  -------------------
                            1995     1994        1995     1994
                          -------- --------    -------- --------
Operating revenues        $130,468 $117,848    $448,440 $472,155
Purchased gas cost          79,743   74,366     274,187  308,857
                          -------- --------    --------  -------
  Gross profit              50,725   43,482     174,253  163,298

Operating expenses
  Operation                 21,721   19,808      85,344   88,541
  Maintenance                1,075    1,004       4,347    5,362
  Depreciation and
    amortization             5,591    5,160      21,172   19,334
  Taxes, other than
    income                   4,198    4,078      16,731   16,349
  Income taxes               5,195    3,646      11,123    7,762
                          -------- --------    -------- --------
    Total operating
      expenses              37,780   33,696     138,717  137,348
                          --------  -------    -------- --------
Operating income            12,945    9,786      35,536   25,950

Other income                   160      139         238      554

Interest charges, net        3,872    3,449      14,144   12,437
                          -------- --------    -------- --------

Net income                $  9,233 $  6,476    $ 21,630 $ 14,067
                          ======== ========    ======== ========

Net income per share      $    .59 $    .42    $   1.40 $    .92
                          ======== ========    ======== ========

Cash dividends per
  share                   $    .24 $    .23    $    .93 $    .89
                          ======== ========    ======== ========

Average shares
  outstanding               15,674   15,331      15,503   15,266
                          ======== ========    ======== ========





See accompanying notes to consolidated financial statements.

                       ATMOS ENERGY CORPORATION
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (In thousands)

                                              Three months ended
                                                 December 31,
                                               1995        1994
                                             --------   --------
Cash Flows From Operating Activities
  Net income                                $  9,233    $  6,476
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
    Depreciation and amortization
      Charged to depreciation and
        amortization                           5,591       5,160
      Charged to other accounts                  120         904
    Deferred income taxes (benefit)              793        (393)
    Other                                         98       1,488
                                            --------    --------
                                              15,835      13,635
    Net change in operating assets and
      liabilities                             (4,221)      2,622
                                            --------    --------
    Net cash provided by operating
      activities                              11,614      16,257

Cash Flows From Investing Activities
  Retirements of property, plant and
    equipment                                  4,064         (34)
  Capital expenditures                       (19,161)    (13,464)
                                            --------    --------
    Net cash used in investing activities    (15,097)    (13,498)

Cash Flows From Financing Activities
  Net increase (decrease) in notes
    payable to banks                           7,200     (35,100)
  Cash dividends paid                         (3,739)     (3,528)
  Issuance of long-term debt                       -      40,000
  Repayment of long-term debt                      -      (4,000)
  Issuance of common stock                     2,352         823
                                            --------    --------
    Net cash provided (used) by financing
      activities                               5,813      (1,805)
                                            --------    --------
Net increase in cash and cash equivalents      2,330         954
Cash and cash equivalents at beginning
  of period                                    2,294       2,766
                                            --------    --------
Cash and cash equivalents at end
  of period                                 $  4,624    $  3,720
                                            ========    ========
See accompanying notes to consolidated financial statements.

                    ATMOS ENERGY CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        December 31, 1995


1.  Unaudited interim financial information
In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other fac-tors, the results of operations for the three month period ended December 31, 1995 are not indicative of expected results of operations for the year ending September 30, 1996. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements in the 1995 annual report to shareholders of Atmos Energy Corporation ("Atmos" or the "Company"). The condensed consolidated balance sheet of Atmos Energy Corporation, as of December 31, 1995, and the related condensed consolidated statements of income for the three-month and twelve-month periods ended December 31, 1995 and 1994, and consolidated statements of cash flows for the three-month periods ended December 31, 1995 and 1994, included herein have been subjected to a review by Ernst & Young LLP, the Company's independent accountants, whose report is included herein.

Common stock - As of December 31, 1995, the Company had
75,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 15,905,570 shares outstanding.

2.  Business Combination

In November 1995, Atmos acquired by means of a merger, all of the assets and liabilities of Oceana Heights Gas Company ("Oceana") of Thibodaux, Louisiana. The transaction was accounted for as a pooling of interests. The outstanding shares of Oceana capital stock were converted into 313,411 shares of Atmos common stock having a market value of $6.4 million. Subsequent to the merger, the business of Oceana has been operated through the Company's Trans Louisiana Gas Company division ("Trans La Division"). The acquisition increased the Trans La Division's customer base by approximately 9,200 customers, or 13 percent, to over 79,000 customers. Although significant for the Trans La Division's operations, the acquisition did not have a material impact on the Company's financial condition and results of operations. The acquisition transaction and Oceana's operating results for the quarter ended December 31, 1995 are reflected in the Company's financial statements for the quarter ended December 31, 1995.

3.  Contingencies

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

The Greeley Gas Company Division of the Company was named a defendant in several lawsuits filed as a result of a fire in a building in Steamboat Springs, Colorado on February 3, 1994. The plaintiffs claimed that the fire resulted from a leak in a severed gas service line owned by the Greeley Division. On January 12, 1996, the jury awarded the plaintiffs an amount totalling approximately $4.9 million, which amount included both compensatory and punitive damages. The jury assessed the Company with liability for all of the damages awarded. The Company has adequate insurance to cover the damages awarded against the Company in this matter. The Company is considering an appeal of the case.

From time to time, claims are made and lawsuits are filed against the Company arising out of the ordinary business of the Company. In the opinion of the Company's management, liabilities, if any, arising from these actions are either covered by insurance, adequately reserved for by the Company or would not have a material adverse effect on the financial condition of the Company.

4.  Long-term and short-term debt

At December 31, 1995, the Company had committed, short-term, unsecured bank credit facilities totaling $90,000,000, all of which was unused. The Company also had aggregate uncommitted lines of $140,000,000, of which $99,300,000 was unused at December 31, 1995.

5. Statements of cash flows

Supplemental disclosures of cash flow information for the three month periods ended December 31, 1995 and 1994 are presented below.
                                    Three months ended
                                        December 31,
                                     1995         1994
                                    ------       ------
                                       (In thousands)
Cash paid for
  Interest                          $3,987       $4,096
  Income taxes                          98            -

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of December 31, 1995, and the related condensed consolidated statements of income for the three-month and twelve-month periods ended December 31, 1995 and 1994 and the statements of cash flows for the three-month periods ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial state-ments taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at December 31, 1995, and for the three-month and twelve-month periods ended December 31, 1995 and 1994 for them to be in conformity with generally accepted ac-counting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Atmos Energy Corporation as of September 30, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated November 8, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                   ERNST & YOUNG LLP

Dallas, Texas
February 7, 1996

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

Revenues and sales volume statistics for the three-month and twelve-month periods ended December 31, 1995 and 1994 appear on pages 14 and 15.

Rate Activity

On February 10, 1995, the Company filed with the Kentucky Commission for a rate increase for its Western Kentucky Gas Company Division. The filing requested an annual revenue increase of approximately $7.7 million, or 5.5 percent, to be effective March 12, 1995. In July 1995 a settlement agreement was filed with the Kentucky Commission. The Company withdrew from the settlement on August 31, 1995, after the Kentucky Commission issued an order that made modifications which the Company found unacceptable. The Company and all intervenors filed a revised settlement, which was approved by the Kentucky Commission without modifications on October 20, 1995, effective November 1, 1995. The order issued by the Kentucky Commission authorizes the Company to increase its rates by $2.3 million annually, and by an additional $1.0 million annually beginning in March 1996. The settlement includes a decrease in depreciation rates, recovery of expenses related to adoption of SFAS No. 106 and includes a provision for the Company to begin a three-year demand-side management pilot program for the 1996-97 heating season, which could cost up to $450,000 annually, resulting in a total annual operating income increase of approximately $4.0 million. The Company provides natural gas service to approximately 168,000 customers in Kentucky.

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

Greeley Gas Company ("GGC") filed a request for an increase in annual revenues of $4.5 million with the Colorado Public Utility Commission ("Colorado Commission") in September, 1993. On May 1, 1994, the Company implemented an annual increase of $3.2 million or 6.9% in Phase I of this proceeding. The Phase I rates reflect recovery of SFAS No. 106 expenses with external funding, consistent with the recommended decision of the presiding administrative law judge. In October 1994, the Colorado Commission issued its order affirming the increase as set forth in Phase I. In March 1995, the Greeley Gas Division filed Phase II in the rate proceeding, which addressed rate structure. In September 1995 all parties to the proceeding entered into a stipulation and agreement which became final in November 1995 upon the recommendation by an administrative law judge of the Colorado Commission.

Effective December 1, 1993, GGC received an annual rate increase of approximately $2.1 million or 10.6% in its Kansas service area. The increase reflects SFAS No. 106 expenses with external funding and a moratorium on rate requests in Kansas until December 1, 1996.

In September 1992, the Louisiana Public Service Commission ("Louisiana Commission") issued a rate order to the Company's Trans La Division which included a rate stabilization clause ("RSC") for three years that provided for an annual adjustment to the Company's rates to reflect changes in expenses, revenues and invested capital following an annual review. The RSC provided an opportunity for a return on jurisdictional common equity of between 11.75% and 12.25%. As a result of the Company's filings under the RSC, an increase of $730,000 annually or 2% went into effect on March 1, 1993, an increase of $1.1 million annually or 2.7% went into effect on March 1, 1994, and an increase of $1.1 million annually or 2.0% went into effect on March 6, 1995.


FINANCIAL CONDITION

For the three months ended December 31, 1995 net cash provided by operating activities totaled $11.6 million compared with $16.3 million net cash provided by operating activities for the three months ended December 31, 1994. Net operating assets and liabilities increased $4.2 million for the three months ended December 31, 1995 compared with an decrease of $2.6 million for the three months ended December 31, 1994. Due to the seasonal nature of the natural gas distribution business, large swings in accounts receivable, accounts payable and inventories of gas in underground storage will occur when entering and leaving the winter or heating season.

Major cash flows from investing activities for the three months ended December 31, 1995 included capital expenditures of $19.2 million compared with $13.5 million for the three months ended December 31, 1994. The capital expenditures budget for fiscal 1996 is currently $67.6 million, as compared with actual capital expenditures of $62.9 million in fiscal 1995. Capital projects planned for 1996 include major expenditures for mains, services, meters, vehicles and computer equipment. These expenditures will be financed from internally generated funds and financing activities.

For the three months ended December 31, 1995, cash flows provided by financing activities amounted to $5.8 million as compared with $1.8 million used by financing activities for the three months ended December 31, 1994. During the quarter, notes payable to banks increased $7.2 million, as compared with a decrease of $35.1 million in the quarter ended December 31, 1994, due to seasonal factors and the refinancing of short-term debt with proceeds from the issuance of $40.0 million of long-term debt in the quarter ended December 31, 1994. There was no issuance or repayment of long-term debt during the quarter ended December 31, 1995. The Company paid $3.7 million in cash dividends during the three months ended December 31, 1995, compared with dividends of $3.5 million paid during the three months ended December 31, 1994. This reflects increases in the quarterly dividend rate and in the number of shares outstanding. In the quarter ended December 31, 1995, the Company issued 386,458 shares of common stock including 313,411 shares issued in connection with the Oceana acquisition.

The Company believes that internally generated funds, its short-term credit facilities and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 1996. At December 31, 1995 the Company had $90.0 million in committed short-term credit facilities, all of which was available for additional borrowing. The committed lines are renewed or renegotiated at least annually. At December 31, 1995, the Company also had $140.0 million of uncommitted short-term lines, of which $99.3 million was unused.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED WITH THREE MONTHS
ENDED DECEMBER 31, 1994

Operating revenues increased to $130.5 million for the three months ended December 31, 1995 from $117.8 million for the three months ended December 31, 1994. The increase in operating revenues was due to increased gas sales volumes related primarily to colder weather. The weather for the three months ended December 31, 1995 was 2% warmer than the 30-year normal but 12% colder than the weather for the corresponding quarter of the prior year. Volumes sold increased to 33.0 billion cubic feet ("Bcf") from 28.1 Bcf. Changes in cost of gas are reflected in regulated sales prices through purchased gas adjustment mechanisms. The average sales price per thousand cubic feet ("Mcf") sold decreased $.17 to $3.86 while the average cost of gas per Mcf sold decreased $.22 to $2.42. The decrease in the average sales price reflects the decreased gas cost, partially offset by rate increases implemented during the past year.
Recent rate increases include the following: a $2.3 million annual rate increase in Kentucky effective in November 1995, a $1.7 million annual increase in West Texas effective in November 1994 and a $1.1 million rate stabilization clause annual increase
in Louisiana effective in March, 1995.   Transportation revenues
decreased $1.2 million, due to a decrease of 2.4 Bcf in volumes transported and a decrease of $.05 in average transportation revenue per Mcf. The decrease in transportation revenue per Mcf was related to a change in the mix of transportation services, which include firm, interruptible and special contracts.

Gross profit increased by 17% to $50.7 million for the three months ended December 31, 1995, from $43.5 million for the three months ended December 31, 1994. The primary factor contributing to the increased gross profit was the increased sales volumes due to colder weather. Operating expenses, excluding income taxes, increased approximately 8% to $32.6 million for the three months ended December 31, 1995 from $30.1 million for the three months ended December 31, 1994. Factors contributing to the increase were higher distribution and employee welfare expenses. Income taxes increased primarily due to higher pre-tax profits. Operating income increased for the three months ended December 31, 1995 by 32% to $12.9 million from $9.8 million for the three months ended December 31, 1994. The increase in operating income resulted from increased gross profit.

Interest charges increased slightly due to higher interest rates on short-term debt in the three months ended December 31, 1995. The Company's weighted average short-term interest rate increased to 6.3% for the quarter ended December 31, 1995, as compared with 5.5% for the quarter ended December 31, 1994.

Net income increased for the three months ended December 31, 1995 by approximately 42% to $9.2 million from $6.5 million for the three months ended December 31, 1994. This increase primarily resulted from the increase in operating income. Earnings per share increased by 40% to $.59. Average shares outstanding increased 2.2% as compared with the first quarter of fiscal 1995. Dividends per share increased approximately 4.3% to $.24 due to a $.01 per share increase in the quarterly dividend rate beginning with the dividend paid in December 1995.

TWELVE MONTHS ENDED DECEMBER 31, 1995 COMPARED WITH TWELVE MONTHS
ENDED DECEMBER 31, 1994

Operating revenues decreased to $448.4 million for the 12 months ended December 31, 1995 from $472.2 million for the 12 months ended December 31, 1994 due to decreased gas cost which is reflected in revenues, decreased sales to non-weather related industrial (including agricultural) customers and decreased transportation volumes. Transportation volumes decreased to 28.0 Bcf from 35.0 Bcf, resulting in a $2.0 million decrease in transportation revenues. Total sales and transportation volumes decreased 3% to approximately 142.2 Bcf for the 12 months ended

December 31, 1995 from approximately 146.6 Bcf for the 12 months ended December 31, 1994. However, the company-wide weather for calendar year 1995 was 3% colder than for calendar year 1994 but 6% warmer than normal. The Company experienced increased sales volumes with all weather sensitive customer types in the 12 months ended December 31, 1995. The average sales price per Mcf sold decreased $.28 to $3.79. The average cost of gas per Mcf sold decreased $.37 to $2.40. Changes in cost of gas are reflected in regulated sales prices through purchased gas adjustment mechanisms.

Gross profit increased by 7% to $174.3 million from $163.3 million for the 12 months ended December 31, 1994. The increase in gross profit for the 12 months ended December 31, 1995 was due to colder weather and increased sales volumes. Operating expenses exclusive of income taxes decreased from $129.6 million for the 12 months ended December 31, 1994 to $127.6 million for the 12 months ended December 31, 1995. Factors contributing to the decrease in operating expenses were decreased distribution, employee welfare, and pension expense. Income taxes increased $3.4 million for the 12 months ended December 31, 1995, compared with the 12 months ended December 31, 1994. The primary reason was higher pre-tax income. Operating income increased from the 12 months ended December 31, 1994 by 37% to $35.5 million for the 12 months ended December 31, 1995. The increase in operating income was due to increased gross profit.

Interest charges increased due to higher interest rates on short-term debt in the 12 months ended December 31, 1995. The
Company's weighted average short-term interest rate increased to 6.8% for the 12 months ended December 31, 1995, as compared with 4.8% for the 12 months ended December 31, 1994.

Net income for the 12 months ended December 31, 1995 was $21.6 million compared with $14.1 million for the 12 months ended December 31, 1994. The increase in net income resulted primarily from the increase in operating income. Earnings per share increased by 52% to $1.40. Average shares outstanding increased approximately 1.6% as compared with the prior year. Dividends per share increased approximately 4.5% to $.93.

                     ATMOS ENERGY CORPORATION
                CONSOLIDATED OPERATING STATISTICS

                                                 Quarter ended
                                                  December 31,
                                              -------------------
                                                1995        1994
                                              -------     -------
Average Meters in Service
  Residential                                 582,705     569,354
  Commercial                                   61,086      60,196
  Industrial (including agricultural)          19,062      19,475
  Public authority and other                    5,026       4,957
                                              -------     -------
    Total                                     667,879     653,982

                                            Quarter ended               12 Months ended
                                             December 31,                  December 31,
                                        --------------------          --------------------
                                           1995        1994              1995        1994
                                        --------    --------          --------    --------
Sales Volumes -- MMcf (1)
  Residential                             16,856      14,205            49,416      47,069
  Commercial                               6,970       6,097            20,629      19,847
  Industrial (including
    agricultural)                          7,272       6,274            39,044      39,903
  Public authority and other               1,876       1,565             5,090       4,782
                                        --------    --------          --------    --------
    Total                                 32,974      28,141           114,179     111,601
Transportation Volumes --
  MMcf (1)                                 7,210       9,640            28,033      34,985
                                        --------    --------          --------    --------
  Total Volumes Handled                   40,184      37,781           142,212     146,586
                                        ========    ========          ========    ========
Operating Revenues (000's)
Gas Revenues
  Residential                           $ 71,553    $ 62,884          $218,834    $225,574
  Commercial                              27,061      24,674            82,369      85,950
  Industrial (including
    agricultural)                         21,448      19,940           112,323     123,062
  Public authority and other               7,123       6,012            19,296      19,968
                                        --------    --------          --------    --------
    Total gas revenues                   127,185     113,510           432,822     454,554
Transportation Revenues                    2,165       3,332            10,544      12,587
Other Revenues                             1,118       1,006             5,074       5,014
                                        --------    --------          --------     -------
  Total Operating Revenues              $130,468    $117,848          $448,440    $472,155
                                        ========    ========          ========    ========

Average Gas Sales Revenues per Mcf      $   3.86    $   4.03          $   3.79    $   4.07
Average Transportation Revenue per Mcf  $    .30    $    .35          $    .38    $    .36
Cost of Gas per Mcf Sold                $   2.42    $   2.64          $   2.40    $   2.77

(1)  Volumes are reported as metered in million cubic feet ("MMcf").

                     ATMOS ENERGY CORPORATION
                CONSOLIDATED OPERATING STATISTICS
                           (Continued)


                     HEATING DEGREE DAYS (2)

                       Weather         Quarter ended December 31,     12 Months ended December 31,
Service               Sensitive        --------------------------     ----------------------------
  Area               Customers %        1995      1994   Normal          1995     1994   Normal
-------              -----------       -----     -----    -----         -----    -----    -----
Texas (Energas)           47           1,249     1,185    1,382         3,216    3,215    3,528
Kentucky (WKG)            26           1,769     1,351    1,576         4,210    4,049    4,376
Louisiana (Trans La)      11             735       500      676         1,683    1,617    1,760
Colorado, Kansas and
  Missouri (GGC)          16           2,162     2,211    2,339         5,929    5,651    6,234
                         ----
System Average           100%          1,473     1,315    1,507         3,737    3,643    3,983

(2) A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The greater the number of heating degree days, the colder the climate. Heating degree days are used in the natural gas industry to measure the coldness of weather experienced and to compare relative temperatures between one geographic area and another. Normal heating degree days are derived from a 30-year average of actual heating degree days compiled by the National Weather Service.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 3 of notes to consolidated financial statements on pages
6 and 7 herein for a description of legal proceedings.


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

                                   ATMOS ENERGY CORPORATION
                                         (Registrant)





Date:  February 14, 1996       By:     /s/ James F. Purser
                                   ------------------------------
                                           James F. Purser
                                       Executive Vice President
                                      and Chief Financial Officer


Date:  February 14, 1996       By:   /s/ David L. Bickerstaff
                                   ------------------------------
                                         David L. Bickerstaff
                                    Vice President and Controller
                                   (Principal Accounting Officer)

                       EXHIBITS INDEX

                          Item 6(a)

 Exhibit                                               Page
 Number                  Description                  Number
 -------                 -----------                  -------

 10.1       Atmos Energy Corporation Restricted
            Stock Grant Plan (Restated as of
            November 9, 1994)

 10.2       Amendment No. 1 to the Atmos Energy
            Corporation Restricted Stock Grant
            Plan (Restated as of November 9,
            1994)

 10.3       Amendment No. 1 to the Atmos Energy
            Corporation Supplemental Executive
            Benefits Plan (Restated as of
            November 11, 1992)

 15         Letter regarding unaudited interim
            financial information

 27         Financial Data Schedule for Atmos for
            the quarter ended December 31, 1995