Form 10-Q
period 1996-03-31
ATMOS ENERGY CORP
filed 1996-05-08
CIK 731802

WASHINGTON, D. C.  20549

                            FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

Number of shares outstanding of each of the issuer's classes of common stock, as of April 26, 1996.

                 Class                        Shares Outstanding
                 -----                        ------------------
             No Par Value                         15,955,858





PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                     ATMOS ENERGY CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)

                                        March 31,  September 30,
                                          1996          1995
                                      ------------ ------------
ASSETS                                 (Unaudited)
Property, plant and equipment             $633,483     $595,359
  Less accum. depreciation and amort.      246,104      232,107
                                          --------     --------
  Net property, plant and equipment        387,379      363,252
Current assets
  Cash and cash equivalents                  3,791        2,294
  Accounts receivable, net                  71,108       25,690
  Inventories                                6,994        6,747
  Gas stored underground                     2,023       10,758
  Prepayments                                1,984        2,747
                                          --------     --------
    Total current assets                    85,900       48,236
Deferred charges and other assets           36,186       34,295
                                          --------     --------
                                          $509,465     $445,783
                                          ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
  Common stock outstanding: 15,941,815
    shares at 3/31/96 and 15,519,112
    shares at 9/30/95                     $     80     $     78
  Additional paid-in capital               109,073      106,496
  Retained earnings                         72,352       51,704
                                          --------     --------
    Total shareholders' equity             181,505      158,278
Long-term debt                             125,303      131,303
                                          --------     --------
    Total capitalization                   306,808      289,581
Current liabilities
  Current maturities of long-term debt       6,000        7,000
  Notes payable to banks                    26,100       33,500
  Accounts payable                          53,322       24,945
  Taxes payable                             15,469        1,926
  Customers' deposits                       10,041        9,343
  Other current liabilities                 18,934       10,641
                                          --------     --------
    Total current liabilities              129,866       87,355
Deferred income taxes                       34,801       33,120
Deferred credits and other liabilities      37,990       35,727
                                          --------     --------
                                          $509,465     $445,783
                                          ========     ========
See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                           Three months ended
                                                March 31,
                                          --------------------
                                             1996        1995
                                          --------    --------
Operating revenues                        $191,104    $157,294
Purchased gas cost                         125,710      97,717
                                          --------    --------
  Gross profit                              65,394      59,577

Operating expenses
  Operation                                 20,947      22,335
  Maintenance                                1,066       1,148
  Depreciation and amortization              5,335       5,163
  Taxes, other than income                   5,506       5,387
  Income taxes                              10,368       7,855
                                          --------    --------
    Total operating expenses                43,222      41,888
                                          --------    --------
Operating income                            22,172      17,689

Other income (expense)                        (145)       (225)

Interest charges, net                        3,644       3,519
                                          --------    --------
Net income                                $ 18,383    $ 13,945
                                          ========    ========
Net income per share                      $   1.15    $    .91
                                          ========    ========
Cash dividends per share                  $    .24    $    .23
                                          ========    ========
Average shares outstanding                  15,927      15,381
                                          ========    ========












See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                            Six months ended
                                                March 31,
                                          --------------------
                                             1996        1995
                                          --------    --------
Operating revenues                        $321,572    $275,142
Purchased gas cost                         205,453     172,083
                                          --------    --------
  Gross profit                             116,119     103,059

Operating expenses
  Operation                                 42,668      42,143
  Maintenance                                2,141       2,152
  Depreciation and amortization             10,926      10,323
  Taxes, other than income                   9,704       9,465
  Income taxes                              15,563      11,501
                                          --------    --------
    Total operating expenses                81,002      75,584
                                          --------    --------

Operating income                            35,117      27,475

Other income (expense)                          15         (86)

Interest charges                             7,516       6,968
                                          --------    --------
Net income                                $ 27,616    $ 20,421
                                          ========    ========
Net income per share                      $   1.75    $   1.33
                                          ========    ========
Cash dividends per share                  $    .48    $    .46
                                          ========    ========
Average shares outstanding                  15,800      15,355
                                          ========    ========












See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                           Twelve months ended
                                                 March 31,
                                           --------------------
                                             1996        1995
                                           --------    --------
Operating revenues                         $482,250    $442,505
Purchased gas cost                          302,180     278,996
                                           --------    --------
  Gross profit                              180,070     163,509

Operating expenses
  Operation                                  83,956      87,256
  Maintenance                                 4,265       5,044
  Depreciation and amortization              21,344      19,825
  Taxes, other than income                   16,850      15,926
  Income taxes                               13,636       8,164
                                           --------    --------
    Total operating expenses                140,051     136,215
                                           --------    --------
Operating income                             40,019      27,294

Other income                                    318         332

Interest charges                             14,269      12,856
                                           --------    --------
Net income                                 $ 26,068    $ 14,770
                                           ========    ========
Net income per share                       $   1.67    $    .97
                                           ========    ========
Cash dividends per share                   $    .94    $    .90
                                           ========    ========
Average shares outstanding                   15,638      15,305
                                           ========    ========












See accompanying notes to consolidated financial statements.

                     ATMOS ENERGY CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (In thousands)

                                            Six months ended
                                                March 31,
                                           -------------------
                                             1996       1995
                                           -------    --------
Cash Flows From Operating Activities
  Net income                               $27,616    $ 20,421
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
    Depreciation and amortization
      Charged to depreciation and
        amortization                        10,926      10,323
      Charged to other accounts              1,795       1,847
    Deferred income taxes (benefit)          1,681        (786)
    Other                                     (223)      1,663
                                          --------    --------
                                            41,795      33,468
    Net change in operating assets and
      liabilities                           15,339      24,031
                                          --------    --------
    Net cash provided by operating
      activities                            57,134      57,499

Cash Flows From Investing Activities
  Retirements of property, plant and
    equipment                                2,769       2,646
  Capital expenditures                     (39,617)    (29,202)
                                          --------    --------
    Net cash used in investing activities  (36,848)    (26,556)

Cash Flows From Financing Activities
  Net decrease in notes payable to banks    (7,400)    (58,100)
  Cash dividends paid                       (7,562)     (7,067)
  Issuance of long-term debt                     -      40,000
  Repayment of long-term debt               (7,000)     (4,000)
  Issuance of common stock                   3,173       1,699
                                          --------    --------
    Net cash used in financing
      activities                           (18,789)    (27,468)
                                          --------    --------
Net increase in cash and cash equivalents    1,497       3,475
Cash and cash equivalents at beginning
  of period                                  2,294       2,766
                                          --------    --------
Cash and cash equivalents at end
  of period                                 $3,791    $  6,241
                                          ========    ========

See accompanying notes to consolidated financial statements.

                    ATMOS ENERGY CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        MARCH 31, 1996


1.  Unaudited interim financial information

In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other fac-tors, the results of operations for the six-month period ended March 31, 1996 are not indicative of expected results of operations for the year ending September 30, 1996. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements in the 1995 annual report to shareholders of Atmos Energy Corporation ("Atmos" or the "Company"). The condensed consolidated balance sheet of Atmos Energy Corporation, as of March 31, 1996, and the related condensed consolidated statements of income for the three-month, six-month, and twelve-month periods ended March 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 1996 and 1995, included herein have been subjected to a review by Ernst & Young LLP, the Company's independent accountants, whose report is included herein.

Common stock - As of March 31, 1996, the Company had 75,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 15,941,815 shares outstanding.

2.  Business Combination

In November 1995, Atmos acquired by means of a merger, all of the assets and liabilities of Oceana Heights Gas Company ("Oceana") of Thibodaux, Louisiana. The transaction was accounted for as a pooling of interests. The outstanding shares of Oceana capital stock were converted into 313,411 shares of Atmos common stock having a market value of $6.4 million. Subsequent to the merger, the business of Oceana has been operated through the Company's Trans Louisiana Gas Company division ("Trans La Division"). The acquisition increased the Trans La Division's customer base by approximately 9,200 customers, or 13 percent, to over 79,000 customers. Although significant for the Trans La Division's operations, the acquisition did not have a material impact on the Company's financial condition and results of operations. The acquisition transaction and Oceana's operating results for the six months ended March 31, 1996 are reflected in the Company's financial statements for the six months ended March 31, 1996.

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

On July 14, 1995, the Louisiana Commission entered an order approving a settlement with the Company and TLIG in connection with its investigation of the costs included in the Trans La Division's purchased gas adjustment component in its rates. The order exonerated the Company of any wrongdoing or manipulation of the cost of gas component of its gas rate to residential and commercial customers. In the settlement, the Company agreed to refund approximately $541,000 plus interest to the Trans La Division's customers over a two-year period due to certain issues related to the calculation of the weighted average cost of gas. The refund totaling approximately $1,016,000, which includes interest calculated through October 1, 1995, began in September 1995 and will be credited to customer bills along with interest that accrues after October 1, 1995. The Company refunded $533,000 under the settlement in the six months ended March 31, 1996. Most of the issues that generated the refunds arose before Trans Louisiana Gas Company was acquired by the Company in 1986.

The Greeley Gas Company Division of the Company was named a defendant in several lawsuits filed as a result of a fire in a building in Steamboat Springs, Colorado on February 3, 1994. The plaintiffs claimed that the fire resulted from a leak in a severed gas service line owned by the Greeley Division. On January 12, 1996, the jury awarded the plaintiffs an amount totalling approximately $4.9 million, which amount included both compensatory and punitive damages. The jury assessed the Company with liability for all of the damages awarded. The Company has adequate insurance to cover the damages awarded against the Company in this matter. The Company has filed a Notice of Appeal with the Colorado Court of Appeals with respect to this case.

From time to time, claims are made and lawsuits are filed against the Company arising out of the ordinary business of the Company. In the opinion of the Company's management, liabilities, if any, arising from these actions are either covered by insurance, adequately reserved for by the Company or would not have a material adverse effect on the financial condition of the Company.

4.  Long-term and short-term debt

During the six months ended March 31, 1996, the Company paid installments due of $2,000,000 on its 9.75% Senior Notes, $3,000,000 on its 9.76% Senior Notes and $2,000,000 on its 11.2%
Senior Notes.

At March 31, 1996, the Company had committed, short-term, unsecured bank credit facilities totaling $90,000,000, all of which was unused. The Company also had aggregate uncommitted lines of $150,000,000, $123,900,000 of which was unused at March
31, 1996.

5.  Statements of cash flows

Supplemental disclosures of cash flow information for the six-month periods ended March 31, 1996 and 1995 are presented below.

                                     Six months ended
                                         March 31,
                                     1996         1995
                                    ------       ------
                                       (In thousands)
Cash paid for
  Interest                          $7,755       $6,000
  Income taxes                       1,245        6,062

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of March 31, 1996, and the related condensed consolidated statements of income for the three-month, six-month, and twelve-month periods ended March 31, 1996 and 1995 and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifi-cations that should be made to the accompanying condensed con-solidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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

Dallas, Texas
May 1, 1996

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

Revenues and sales volume statistics for the three-month, six-month, and twelve-month periods ended March 31, 1996 and 1995 appear on pages 16-18. Average meters in service are as follows:

                                             Six months ended
                                                  March 31,
                                            -------------------
                                              1996        1995
                                            -------     -------
Average Meters in Service
  Residential                               586,437     570,925
  Commercial                                 61,454      60,408
  Industrial (including agricultural)        19,020      19,422
  Public authority and other                  5,038       4,967
                                            -------     -------
    Total                                   671,949     655,722
                                            =======     =======


Rate Activity

In February 1995, the Company filed with the Kentucky Commission for a rate increase for its Western Kentucky Gas Company Division. In October 1995, the Kentucky Commission issued an order authorizing the Company to increase its rates by $2.3 million annually effective November 1, 1995, and by an additional $1.0 million annually beginning in March 1996. The settlement included a decrease in depreciation rates, recovery of expenses related to adoption of SFAS No. 106 and included a provision for the Company to begin a three-year demand-side management pilot program for the 1996-97 heating season, which could cost up to $450,000 annually, resulting in a total annual operating income increase of approximately $4.0 million. The Company provides natural gas service to approximately 168,000 customers in Kentucky.

In September 1992, the Louisiana Public Service Commission ("Louisiana Commission") issued a rate order to the Company's Trans La Division which included a rate stabilization clause ("RSC") for three years that provided for an annual adjustment to the Company's rates to reflect changes in expenses, revenues and invested capital following an annual review. The RSC provided an opportunity for a return on jurisdictional common equity of between 11.75% and 12.25%. An increase of $1.1 million annually or 2.0% went into effect on March 6, 1995. In April 1996, the Company filed a request with the Louisiana Commission to continue the RSC.

FINANCIAL CONDITION

For the six months ended March 31, 1996, net cash provided by operating activities totaled $57.1 million compared with $57.5 million for the six months ended March 31, 1995. Net income for the six months ended March 31, 1996 increased $7.2 million from $20.4 million for the six months ended March 21, 1995, as discussed under "Results of Operations." The net change in operating assets and liabilities was $15.3 million for the six months ended March 31, 1996 compared with $24.0 million for the six months ended March 31, 1995. Due to the seasonal nature of the natural gas distribution business, large swings in accounts receivable, accounts payable and inventories of gas in under-ground storage will occur when entering and leaving the winter or heating season.

Major cash flows used in investing activities for the six months ended March 31, 1996 included capital expenditures of $39.6 million compared with $29.2 million for the six months ended March 31, 1995. The capital expenditures budget for fiscal year 1996 is currently $67.6 million, as compared with actual capital expenditures of $62.9 million in fiscal 1995. Capital projects planned for 1996 include major expenditures for mains, services, meters, vehicles, and computer equipment. These expenditures will be financed from internally generated funds and financing activities.

For the six months ended March 31, 1996, cash used in financing activities amounted to $18.8 million compared with $27.5 million for the six months ended March 31, 1995. During the six months ended March 31, 1996, notes payable to banks was reduced $7.4 million, as compared with $58.1 million for the six months ended March 31, 1995 due to seasonal factors and the refinancing of short-term debt with proceeds from the issuance of $40.0 million of long-term debt in the quarter ended December 31, 1994. Payments of long-term debt increased $3.0 million to $7.0 million for the six months ended March 31, 1996. Payments of long-term debt consisted of a $2.0 million installment on the Company's 9.75% Senior Notes due in 1996, a $3.0 million installment on the 9.76% Senior Notes and a $2.0 million installment on the 11.2% Senior Notes. The Company paid $7.6 million in cash dividends during the six months ended March 31, 1996, compared with $7.1 million in cash dividends paid during the six months ended March 31, 1995. This reflects a $.01 per share increase in the quarterly dividend rate and an increase in the number of shares outstanding. In the six-month period ended March 31, 1996, the Company issued 422,703 shares of common stock including 313,411 shares issued in connection with the Oceana acquisition.

The Company believes that internally generated funds, its short-term credit facilities and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 1996. At March 31, 1996 the Company had $90.0 million of committed short-term credit facilities, all of which was avail-able for additional borrowing. The committed lines are renewed or renegotiated at least annually. At March 31, 1996, the Company also had $150.0 million of uncommitted short-term lines, $123.9 million of which was unused.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996, COMPARED WITH THREE MONTHS
ENDED MARCH 31, 1995

Operating revenues increased by 21% to $191.1 million for the three months ended March 31, 1996 from $157.3 million for the three months ended March 31, 1995. The most significant factor contributing to the increase in operating revenues was increased sales to weather sensitive customers. During the quarter ended March 31, 1996, temperatures averaged 15% colder than in the corresponding quarter of the prior year, and were approximately equal to the 30-year normal weather. The total volume of gas sold and transported for the three months ended March 31, 1996 was 52.4 billion cubic feet ("Bcf") compared with 48.6 Bcf for the three months ended March 31, 1995. The average sales price per Mcf sold increased $.34 to $4.08 primarily due to an increase in the average cost of gas and rate increases implemented during the past year. The average cost of gas per Mcf sold increased to $2.74 for the three months ended March 31, 1996, from $2.40 for the three months ended March 31, 1995 due to increased supply costs. Recent rate increases implemented include the following: a $2.3 million annual rate increase in Kentucky effective in November 1995 and an additional $1.0 million annual increase effective in March 1996, and a $1.1 million rate stabilization clause annual increase in Louisiana effective in March 1995.

Gross profit increased by 10% to $65.4 million for the three months ended March 31, 1996, from $59.6 million for the three months ended March 31, 1995. Operating expenses, excluding income taxes, decreased to $32.9 million for the three months ended March 31, 1996 from $34.0 million for the three months ended March 31, 1995. Factors contributing to the decrease in operating expenses in the 1996 quarter were lower administrative and general expense and customer accounts expense. Operating income increased for the three months ended March 31, 1996 to $22.2 million from $17.7 million for the three months ended March 31, 1995. The increase in operating income primarily resulted from increased gross profit. Income taxes increased $2.5 million or 32% in the quarter ended March 31, 1996 compared with the corresponding quarter of the prior year due to increased pre-tax income.

Interest expense increased slightly for the three months ended March 31, 1996 compared with the three months ended March 31, 1995. Net income increased for the three months ended March 31, 1996 by 32% to $18.4 million from $13.9 million for the three months ended March 31, 1995. This increase in net income primarily resulted from the increase in operating income.

SIX MONTHS ENDED MARCH 31, 1996, COMPARED WITH SIX MONTHS ENDED
MARCH 31, 1995

Operating revenues increased by 17% to $321.6 million for the six months ended March 31, 1996 from $275.1 million for the six months ended March 31, 1995. The primary factor contributing to the higher operating revenues was weather in the Company's service areas which was 14% colder than weather in the corresponding six month period of the prior fiscal year and approximately equal to the 30-year normal weather. The average sales price per Mcf increased to $3.99 for the six months ended March 31, 1996 from $3.86 for the six months ended March 31, 1995. The increase in the average sales price reflects increased cost of gas and rate increases in Texas, Louisiana, and Kentucky implemented since October 1, 1994. The average cost of gas per Mcf sold increased to $2.60 for the six months ended March 31, 1996 from $2.50 for the six months ended March 31, 1995 because of generally higher gas supply costs.

Gross profit increased to $116.1 million for the six months ended March 31, 1996, compared with $103.1 million for the six months ended March 31, 1995. Operating expenses, excluding income taxes, increased to $65.4 million in the six months ended March 31, 1996, from $64.1 million in the six months ended March 31, 1995. The principal factors contributing to the increase in operating expenses were increases in distribution expense, depreciation expense, and taxes other than income taxes. The provision for income taxes for the six months ended March 31, 1996 increased $4.1 million from the provision for the corres-ponding period of the prior year due to increased pre-tax income.

Net income increased 35% for the six months ended March 31, 1996, to $27.6 million from $20.4 million for the six months ended March 31, 1995. The increase in net income resulted primarily from the increase in operating income. Dividends per share increased approximately 4% to $.48 for the six months ended March 31, 1996. Interest expenses increased 8% from the corresponding six-month period of the prior year. Average shares outstanding increased 3% due primarily to shares issued for the Oceana acquisition.

TWELVE MONTHS ENDED MARCH 31, 1996, COMPARED WITH TWELVE MONTHS
ENDED MARCH 31, 1995

Operating revenues increased by 9% to $482.3 million for the 12 months ended March 31, 1996 from $442.5 million for the 12 months ended March 31, 1995. The increased revenues were caused by increased sales volumes and higher average sales prices as a result of colder winter weather, rate increases and higher gas costs. Sales and transportation volumes increased to 146.1 Bcf for the 12 months ended March 31, 1996 compared with 145.5 Bcf for the corresponding prior period. The average sales price per Mcf increased to $3.92 from $3.86. The average cost of gas per Mcf sold decreased from $2.54 to $2.53 for the 12 months ended March 31, 1996. The average sales price reflects rate increases implemented in Texas, Louisiana, Colorado and Kentucky since March 31, 1994.

Gross profit increased by 10% to $180.1 million from $163.5 million in the 12 months ended March 31, 1995. Operating expenses, excluding income taxes, decreased from $128.1 million in the 12 months ended March 31, 1995, to $126.4 million in the 12 months ended March 31, 1996. Factors contributing to the decrease in operating expenses were decreased operation and maintenance expense. Income taxes increased $5.5 million for the 12 months ended March 31, 1996, compared with the 12 months ended March 31, 1995. The primary reason was increased pre-tax income. Operating income increased in the 12 months ended March 31, 1996 by 47% to $40.0 million from $27.3 million for the 12 months ended March 31, 1995. The primary reason for the increase in operating income was increased operating revenues resulting from weather that was 16% colder than in the prior year and approximately equal to the thirty-year normal weather.

Interest charges increased $1.4 million to $14.3 million, compared with $12.9 million for the prior year. This was caused by the issuance of $40 million of Senior Notes in November 1994 and higher short-term borrowing rates for the twelve months ended March 31, 1996. Net income for the 12 months ended March 31, 1996 was $26.1 million compared with $14.8 million for the 12 months ended March 31, 1995. The increase in net income resulted from the increase in operating income discussed above. Earnings per share increased by 72% to $1.67. Average shares outstanding increased approximately 2% as compared with the prior year. Dividends per share increased approximately 4% to $.94.

                     ATMOS ENERGY CORPORATION
                CONSOLIDATED OPERATING STATISTICS

                                        Quarter ended March 31,
                                          1996            1995
                                        -------         -------
Sales Volumes - MMcf (1)
  Residential                            24,276          21,551
  Commercial                              9,561           8,410
  Industrial (including agricultural)     9,788           8,642
  Public authority and other              2,334           2,196
                                        -------         -------
    Total                                45,959          40,799
Transportation Volumes - MMcf (1)         6,473           7,783
                                        -------         -------
    Total Volumes Handled - MMcf (1)     52,432          48,582
                                        =======         =======
Operating Revenues (000's)
Gas Sales Revenues
  Residential                          $108,000        $ 86,925
  Commercial                             39,182          31,738
  Industrial (including agricultural)    30,630          25,943
  Public authority and other              9,850           7,908
                                       --------        --------
    Total Gas Revenues                  187,662         152,514
Transportation Revenues                   1,833           3,339
Other Revenues                            1,609           1,441
                                       --------        --------
    Total Operating Revenues           $191,104        $157,294
                                       ========        ========

Average Gas Sales Revenues per Mcf     $   4.08        $   3.74
Average Transportation Revenue per Mcf $    .28        $    .43
Cost of Gas per Mcf Sold               $   2.74        $   2.40

                       HEATING DEGREE DAYS

                    Weather
Service            Sensitive             Quarter ended March 31,
 Area             Customers %           1996      1995     Normal
- --------------    -----------           -----     -----    ------
Texas                 47%               1,845     1,617    1,893
Kentucky              26%               2,442     2,121    2,416
Louisiana             11%               1,163       892    1,047
Colorado, Kansas
  and Missouri        16%               2,983     2,611    2,953
                     ----
System Average       100%               2,106     1,827    2,104


(1) Volumes are reported as metered in million cubic feet
("MMcf").

                     ATMOS ENERGY CORPORATION
              CONSOLIDATED OPERATING STATISTICS

                                       Six months ended March 31,
                                          1996            1995
                                        -------         -------
Sales Volumes - MMcf (1)
  Residential                            41,132          35,756
  Commercial                             16,531          14,507
  Industrial (including agricultural)    17,060          14,916
  Public authority and other              4,210           3,761
                                        -------         -------
    Total                                78,933          68,940
Transportation Volumes - MMcf (1)        13,683          17,423
                                        -------         -------
    Total Volumes Handled - MMcf (1)     92,616          86,363
                                        =======         =======
Operating Revenues (000's)
Gas Sales Revenues
  Residential                          $179,553        $149,809
  Commercial                             66,243          56,412
  Industrial (including agricultural)    52,078          45,883
  Public authority and other             16,973          13,920
                                       --------        --------
    Total Gas Revenues                  314,847         266,024
Transportation Revenues                   3,998           6,671
Other Revenues                            2,727           2,447
                                       --------        --------
    Total Operating Revenues           $321,572        $275,142
                                       ========        ========

Average Gas Sales Revenues per Mcf     $   3.99        $   3.86
Average Transportation Revenue per Mcf $    .29        $    .38
Cost of Gas per Mcf Sold               $   2.60        $   2.50

                       HEATING DEGREE DAYS

                    Weather
Service            Sensitive           Six months ended March 31,
 Area             Customers %           1996      1995     Normal
- --------------    -----------           -----     -----    ------
Texas                 47%               3,094     2,802    3,275
Kentucky              26%               4,211     3,472    3,992
Louisiana             11%               1,898     1,392    1,723
Colorado, Kansas
  and Missouri        16%               5,145     4,822    5,292
                     ----
System Average       100%               3,579     3,142    3,611



(1) Volumes are reported as metered in million cubic feet
("MMcf").

                     ATMOS ENERGY CORPORATION
                CONSOLIDATED OPERATING STATISTICS

                                     Twelve months ended March 31,
                                          1996            1995
                                        -------         -------
Sales Volumes - MMcf (1)
  Residential                            52,141          46,071
  Commercial                             21,780          19,610
  Industrial (including agricultural)    40,190          39,536
  Public authority and other              5,228           4,672
                                        -------         -------
    Total                               119,339         109,889
Transportation Volumes - MMcf (1)        26,723          35,618
                                        -------         -------
    Total Volumes Handled - MMcf (1)    146,062         145,507
                                        =======         =======
Operating Revenues (000's)
Gas Sales Revenues
  Residential                          $239,909        $208,018
  Commercial                             89,813          79,316
  Industrial (including agricultural)   117,010         119,335
  Public authority and other             21,238          18,039
                                       --------        --------
    Total Gas Sales Revenues            467,970         424,708
Transportation Revenues                   9,038          12,794
Other Revenues                            5,242           5,003
                                       --------        --------
    Total Operating Revenues           $482,250        $442,505
                                       ========        ========

Average Gas Sales Revenues per Mcf     $   3.92        $   3.86
Average Transportation Revenue per Mcf $    .34        $    .36
Cost of Gas per Mcf Sold               $   2.53        $   2.54

                       HEATING DEGREE DAYS

                    Weather
Service            Sensitive        Twelve months ended March 31,
 Area             Customers %           1996      1995     Normal
- --------------    -----------           -----     -----    ------
Texas                 47%               3,444     3,067    3,528
Kentucky              26%               4,531     3,811    4,376
Louisiana             11%               1,954     1,463    1,760
Colorado, Kansas
  and Missouri        16%               6,301     5,511    6,234
                     ----
System Average       100%               4,016     3,473    3,983




(1) Volumes are reported as metered in million cubic feet
("MMcf").

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 3 of notes to consolidated financial statements on pages
7-9 herein for a description of legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Atmos Energy Corporation on February 14, 1996, 14,164,753 votes were cast as follows:

                                 VOTES        VOTES     BROKER
                                  FOR       WITHHELD   NON-VOTE
                               ----------  ----------  --------


Class I Directors:
    Travis W. Bain II          14,031,884     132,869        -
    Dan Busbee                 14,031,267     133,486        -
    John W. Norris, Jr.        14,019,378     145,375        -

Class II Directors:
    Robert F. Stephens         13,978,195     186,558        -
    Thomas C Meredith          13,999,316     165,437        -

Class III Directors:
    James F. Purser            13,980,331     184,422        -

The other directors will continue to serve until the expiration of their terms. The term of the Class II directors, Carl S. Quinn and Richard Ware II will expire in 1997. The term of the Class III directors, Phillip E. Nichol, Lee E. Schlessman, and Charles K. Vaughan will expire in 1998. The term of the Class I directors, listed above, will expire in 1999.

Item 5. Exhibits and Reports on Form 8-K

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

                                  ATMOS ENERGY CORPORATION
                                  (Registrant)





Date:  May 8, 1996           By:  /s/ JAMES F. PURSER
                                  ------------------------------
                                  James F. Purser
                                  Executive Vice President
                                  and Chief Financial Officer


Date:  May 8, 1996           By:  /s/ DAVID L. BICKERSTAFF
                                  ------------------------------
                                  David L. Bickerstaff
                                  Vice President and Controller
                                  (Principal Accounting Officer)

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

 27         Financial Data Schedule for Atmos
            for the quarter ended March 31, 1996