Form 10-Q
period 1996-06-30
ATMOS ENERGY CORP
filed 1996-08-14
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

Number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 1996.

            Class                        Shares Outstanding
        ------------                     ------------------
        No Par Value                         15,990,905
PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                    ATMOS ENERGY CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)

                                         June 30,  September 30,
                                           1996          1995
                                       ------------ ------------
ASSETS                                 (Unaudited)
Property, plant and equipment             $650,995     $595,359
  Less accum. depreciation and amort.      252,300      232,107
                                          --------     --------
  Net property, plant and equipment        398,695      363,252
Current assets
  Cash and cash equivalents                  2,153        2,294
  Accounts receivable, net                  34,027       25,690
  Inventories                                7,410        6,747
  Gas stored underground                     8,307       10,758
  Prepayments                                2,175        2,747
                                          --------     --------
    Total current assets                    54,072       48,236
Deferred charges and other assets           35,518       34,295
                                          --------     --------
                                          $488,285     $445,783
                                          ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
  Common stock outstanding:
    15,982,304 shares at 6/30/96 and
    15,519,112 shares at 9/30/95          $     80     $     78
  Additional paid-in capital               110,139      106,496
  Retained earnings                         68,837       51,704
                                          --------     --------
    Total shareholders' equity             179,056      158,278
Long-term debt                             125,303      131,303
                                          --------     --------
    Total capitalization                   304,359      289,581
Current liabilities
  Current maturities of long-term debt       6,000        7,000
  Notes payable to banks                    36,100       33,500
  Accounts payable                          30,196       24,945
  Taxes payable                             11,137        1,926
  Customers' deposits                        9,758        9,343
  Other current liabilities                 16,287       10,641
                                          --------     --------
    Total current liabilities              109,478       87,355
Deferred income taxes                       35,427       33,120
Deferred credits and other liabilities      39,021       35,727
                                          --------     --------
                                          $488,285     $445,783
                                          ========     ========
See accompanying notes to consolidated financial statements.

                    ATMOS ENERGY CORPORATION
         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (In thousands, except per share data)


                                           Three months ended
                                                 June 30,
                                           -------------------
                                             1996        1995
                                           -------     -------
Operating revenues                         $93,571      $84,685
Purchased gas cost                          59,795       50,616
                                           -------      -------
  Gross profit                              33,776       34,069

Operating expenses
  Operation                                 19,354       20,976
  Maintenance                                1,013        1,072
  Depreciation and amortization              5,456        5,177
  Taxes, other than income                   3,742        3,825
  Income taxes                                 152           32
                                           -------      -------
   Total operating expenses                 29,717       31,082
                                           -------      -------
Operating income                             4,059        2,987

Other income (expense)                        (303)         473

Interest charges                             3,440        3,378
                                           -------      -------
Net income                                 $   316      $    82
                                           =======      =======
Net income per share                       $   .02      $   .01
                                           =======      =======
Cash dividends per share                   $   .24      $   .23
                                           =======      =======
Average shares outstanding                  15,965       15,450
                                           =======      =======












See accompanying notes to consolidated financial statements.

                    ATMOS ENERGY CORPORATION
         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (In thousands, except per share data)


                                              Nine months ended
                                                  June 30,
                                            --------------------
                                              1996        1995
                                            --------     --------
Operating revenues                          $415,143     $359,827
Purchased gas cost                           265,248      222,699
                                            --------     --------
  Gross profit                               149,895      137,128

Operating expenses
  Operation                                   62,022       63,119
  Maintenance                                  3,154        3,224
  Depreciation and amortization               16,382       15,500
  Taxes, other than income                    13,446       13,290
  Income taxes                                15,715       11,533
                                            --------     --------
   Total operating expenses                  110,719      106,666
                                            --------     --------

Operating income                              39,176       30,462

Other income (expense)                          (288)         387

Interest charges                              10,956       10,346
                                            --------     --------
Net income                                  $ 27,932     $ 20,503
                                            ========     ========
Net income per share                        $   1.76     $   1.33
                                            ========     ========
Cash dividends per share                    $    .72     $    .69
                                            ========     ========
Average shares outstanding                    15,855       15,386
                                            ========     ========











See accompanying notes to consolidated financial statements.

                    ATMOS ENERGY CORPORATION
         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (In thousands, except per share data)


                                             Twelve months ended
                                                  June 30,
                                            ---------------------
                                               1996        1995
                                            --------     --------
Operating revenues                          $491,136     $437,177
Purchased gas cost                           311,359      271,389
                                            --------     --------
  Gross profit                               179,777      165,788

Operating expenses
  Operation                                   82,334       87,436
  Maintenance                                  4,206        4,482
  Depreciation and amortization               21,623       20,061
  Taxes, other than income                    16,767       16,078
  Income taxes                                13,756        8,883
                                            --------     --------
   Total operating expenses                  138,686      136,940
                                            --------     --------
Operating income                              41,091       28,848

Other income (expense)                          (458)         602

Interest charges                              14,331       13,374
                                            --------     --------
Net income                                  $ 26,302     $ 16,076
                                            ========     ========
Net income per share                        $   1.67     $   1.05
                                            ========     ========
Cash dividends per share                    $    .95     $    .91
                                            ========     ========
Average shares outstanding                    15,767       15,358
                                            ========     ========











See accompanying notes to consolidated financial statements.

                    ATMOS ENERGY CORPORATION
       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (In thousands)

                                             Nine months ended
                                                  June 30,
                                            --------------------
                                              1996        1995
                                            --------    --------
Cash Flows From Operating Activities
  Net income                                $ 27,932    $ 20,503
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
      Depreciation and amortization
        Charged to depreciation and
          amortization                        16,382      15,500
        Charged to other accounts              2,705       2,732
      Deferred income taxes (benefit)          2,307      (1,179)
      Other                                      219       1,838
                                            --------    --------
                                              49,545      39,394
    Net change in operating assets and
      liabilities                             16,398      28,597
                                            --------    --------
    Net cash provided by operating
      activities                              65,943      67,991

Cash Flows From Investing Activities
  Capital expenditures                       (57,874)    (44,796)
  Retirements of property, plant and
   equipment                                   3,344       2,519
                                            --------    --------
    Net cash used in investing activities    (54,530)    (42,277)

Cash Flows From Financing Activities
  Net increase (decrease) in notes
    payable to banks                           2,600     (54,600)
  Issuance of long-term debt                       -      40,000
  Cash dividends paid                        (11,393)    (10,625)
  Repayment of long-term debt                 (7,000)     (4,000)
  Issuance of common stock                     4,239       3,166
                                            --------    --------
    Net cash used in financing activities    (11,554)    (26,059)
                                            --------    --------
Net decrease in cash and cash equivalents       (141)       (345)
Cash and cash equivalents at beginning
  of period                                    2,294       2,766
                                            --------    --------
Cash and cash equivalents at end
  of period                                 $  2,153    $  2,421
                                            ========    ========
See accompanying notes to consolidated financial statements.

                    ATMOS ENERGY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         June 30, 1996


1. Unaudited interim financial information

In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other factors, the results of operations for the nine month period ended June 30, 1996 are not indicative of expected results of operations for the year ending September 30, 1996. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements in the 1995 annual report to shareholders of Atmos Energy Corporation ("Atmos" or the "Company"). The condensed consolidated balance sheet of Atmos Energy Corporation, as of June 30, 1996, and the related condensed consolidated statements of income for the three-month, nine-month, and twelve-month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 1996 and 1995, included herein have been subjected to a review by Ernst & Young LLP, the Company's independent accountants, whose report is included herein.

Common stock - As of June 30, 1996, the Company had 75,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 15,982,304 shares outstanding.

2.  Business combination activity

Agreement to acquire United Cities Gas Company

In July 1996, the Company announced that it had reached a definitive agreement to acquire by merger United Cities Gas Company ("United Cities") of Brentwood, Tennessee, by means of a tax-free reorganization. The Company will exchange approximately
13.1 million shares of its stock for all of the outstanding stock of United Cities. Atmos will be the surviving corporation.
Atmos has agreed to increase the indicated annual dividend to not less than $1.02 per share, for no less than four quarters, at the first Board meeting following the closing of the transaction.
The transaction will be accounted for by the pooling of interests method. The transaction is subject to approval by the United Cities and Atmos shareholders. Approval by appropriate regulatory bodies will also be required among other conditions precedent to closing. The closing of the transaction is not expected to be in the Company's 1996 fiscal year.

United Cities is a natural gas utility engaged in the distribution and sale of natural gas to approximately 310,000 customers in Tennessee, Illinois, Virginia, Kansas, Missouri, South Carolina, Georgia, and Iowa, and in the sale of propane to about 25,000 customers in the states of Tennessee, Virginia and North Carolina. United Cities' assets consist of the property, plant and equipment used in its natural gas and propane sales and distribution businesses. Following consummation of the merger, Atmos intends to continue to operate the United Cities business as a division of Atmos, along with Atmos' Energas Company, Trans Louisiana Gas Company, Western Kentucky Gas Company, and Greeley Gas Company divisions. The accompanying consolidated financial statements of the Company do not include the assets, liabilities, or operating results of United Cities.

On August 1, 1996, Southern Union Company filed a Schedule 13D with the Securities and Exchange Commission reporting that it owned 6.5% of United Cities' outstanding common stock. Southern Union stated in its press releases related to the announcement that it opposes the merger of United Cities and Atmos and may provide alternatives to the merger. On August 6, 1996, United Cities and Atmos filed a joint complaint with the Missouri Public Service Commission against Southern Union alleging that Southern Union's purchases of United Cities common stock violated a Missouri statute which requires prior approval of the Missouri Public Service Commission for any public utility in Missouri to acquire the stock of another public utility in Missouri. The complaint asks for a declaration, among other things, that the purchases of United Cities' stock by Southern Union be declared null and void and that Southern Union be prohibited from further purchases of United Cities' stock.

Acquisition of Oceana Heights Gas Company

In November 1995, Atmos acquired by means of a merger, all of the assets and liabilities of Oceana Heights Gas Company ("Oceana") of Thibodaux, Louisiana. The transaction was accounted for as a pooling of interests. The outstanding shares of Oceana capital stock were converted into 313,411 shares of Atmos common stock having a market value of $6.4 million. Subsequent to the merger, the business of Oceana has been operated through the Company's Trans Louisiana Gas Company division ("Trans La Division"). The acquisition increased the Trans La Division's customer base by approximately 9,200 customers, or 13 percent, to over 79,000 customers. Although significant for the Trans La Division's operations, the acquisition did not have a material impact on the Company's financial condition and results of operations. The acquisition transaction and Oceana's operating results for the nine months ended June 30, 1996 are reflected in the Company's financial statements for the nine months ended June 30, 1996.

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

On July 14, 1995, the Louisiana Commission entered an order approving a settlement with the Company and TLIG in connection with its investigation of the costs included in the Trans La Division's purchased gas adjustment component in its rates. The order exonerated the Company of any wrongdoing or manipulation of the cost of gas component of its gas rate to residential and commercial customers. In the settlement, the Company agreed to refund approximately $541,000 plus interest to the Trans La Division's customers over a two-year period due to certain issues related to the calculation of the weighted average cost of gas. The refund totaling approximately $1,016,000, which includes interest calculated through October 1, 1995, began in September 1995 and will be credited to customer bills along with interest that accrues after October 1, 1995. The Company refunded $533,000 under the settlement in the nine months ended June 30, 1996. Most of the issues that generated the refunds arose before Trans Louisiana Gas Company was acquired by the Company in 1986.

The Greeley Gas Company Division of the Company was named a defendant in several lawsuits filed as a result of a fire in a building in Steamboat Springs, Colorado on February 3, 1994. The plaintiffs claimed that the fire resulted from a leak in a severed gas service line owned by the Greeley Division. On January 12, 1996, the jury awarded the plaintiffs approximately $2.5 million in compensatory damages and approximately $2.5 million in punitive damages. The jury assessed the Company with liability for all of the damages awarded. The Company has filed a Notice of Appeal with the Colorado Court of Appeals with respect to this case. The Company has adequate insurance to cover the compensatory damages awarded. The Company's insurance carrier recently informed the Company that, based upon a recent Colorado Court ruling, it no longer believes that the punitive damages awarded against the Company can be covered by the Company's insurance policy. The Company is currently reviewing the position of the insurance carrier with respect to coverage of punitive damages.

From time to time, claims are made and lawsuits are filed against the Company arising out of the ordinary business of the Company. In the opinion of the Company's management, liabilities, if any, arising from these actions are either covered by insurance, ade quately reserved for by the Company or would not have a material adverse effect on the financial condition of the Company.

4.  Long-term and short-term debt

During the nine months ended June 30, 1996, the Company paid installments due of $2,000,000 on its 9.75% Senior Notes, $3,000,000 on its 9.76% Senior Notes and $2,000,000 on its 11.2%
Senior Notes.

At June 30, 1996, the Company had committed, short-term, unsecured bank credit facilities totaling $90,000,000, of which $80,000,000 was unused. The Company also had aggregate uncommitted lines of $150,000,000, of which $123,900,000 was unused.

5. Statements of cash flows

Supplemental disclosures of cash flow information for the nine month periods ended June 30, 1996 and 1995 are presented below.

                                     Nine months ended
                                         June 30,
                                   -------------------
                                     1996        1995
                                   -------     -------
                                      (In thousands)
Cash paid for
  Interest                         $11,477     $10,983
  Income taxes                       3,840       7,184


INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of June 30, 1996, and the related condensed consolidated statements of income for the three-month, nine-month, and twelve-month periods ended June 30, 1996 and 1995 and the statements of cash flows for the nine-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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

Dallas, Texas
August 7, 1996


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

Revenues and sales volume statistics for the three-month, nine-month, and twelve-month periods ended June 30, 1996 and 1995 appear on pages 19-21. Average meters in service are as follows:

                                               Nine months ended
                                                   June 30,
                                             -------------------
                                               1996        1995
                                             -------     -------
Average Meters in Service
  Residential                                586,888     571,219
  Commercial                                  61,385      60,383
  Industrial (including agricultural)         18,985      19,432
  Public authority and other                   5,044       4,972
                                             -------     -------
    Total                                    672,302     656,006
                                             =======     =======

Agreement to Acquire United Cities Gas Company through Merger

In July 1996, the Company announced that it has reached a definitive agreement to acquire by merger United Cities Gas Company ("United Cities") of Brentwood, Tennessee by means of a tax-free reorganization. Under the terms of the agreement, one share of Atmos stock will be exchanged for each share of United Cities stock. Atmos will be the surviving corporation. Atmos has agreed to increase the indicated annual dividend to not less than $1.02 per share, for no less than four quarters, at the first board meeting following the closing of the transaction. On June 30, 1996, there were 15,982,304 shares of Atmos common stock outstanding and 13,102,913 common shares of United Cities outstanding. The transaction will be accounted for as a pooling of interests.

The Board of Directors of the combined company will consist of all 11 current members of the Atmos board and four current members from the United Cities board. Charles K. Vaughan will remain chairman of the board of Atmos. Gene C. Koonce, currently United Cities chairman of the board, president and chief executive officer, will become vice chairman of the Atmos board.

United Cities, a publicly held company, provides natural gas service to approximately 310,000 customers in Tennessee, Illinois, Missouri, Kansas, Iowa, Georgia, South Carolina and Virginia, and has gas storage facilities in Kentucky and Kansas. United Cities also serves about 25,000 propane customers in Tennessee, North Carolina and Virginia.

The transaction is subject to the completion of a series of significant events which include approval by the United Cities shareholders, approval by the Atmos shareholders and approval by appropriate regulatory bodies. For further information, please refer to Note 2 in the notes to consolidated financial statements.

Rate Activity

In May, 1996, the Company filed to increase revenues by approximately $7.7 million for a portion of its Energas Company service area ("Energas Division"). The proposed rates would produce an overall increase of approximately 7.6% of current annual revenue generated from approximately 200,000 customers in Texas. Pending hearings and decisions by the cities, the cities suspended the effective date of the increase for a period not to exceed October 3, 1996. If a final determination has not been made by the cities by that date, the rate increase could be made effective.

In February 1995, the Company filed with the Kentucky Commission for a rate increase for its Western Kentucky Gas Company Division. In October 1995, the Kentucky Commission issued an order authorizing the Company to increase its rates by $2.3 million annually effective November 1, 1995, and by an additional $1.0 million annually beginning in March 1996. The settlement included a decrease in depreciation rates, recovery of expenses related to adoption of SFAS No. 106 and included a provision for the Company to begin a three-year demand-side management pilot program for the 1996-97 heating season, which could cost up to $450,000 annually, resulting in a total annual operating income increase of approximately $4.0 million. The Company provides natural gas service to approximately 171,000 customers in Kentucky.

In September 1992, the Louisiana Public Service Commission ("Louisiana Commission") issued a rate order to the Company's Trans La Division which included a rate stabilization clause ("RSC") for three years that provided for an annual adjustment to the Company's rates to reflect changes in expenses, revenues and invested capital following an annual review. The RSC provided an opportunity for a return on jurisdictional common equity of between 11.75% and 12.25%. An increase of $1.1 million annually or 2.0% went into effect on March 6, 1995. In April 1996, the Company filed a request with the Louisiana Commission to continue the RSC.
Also during the quarter, the Company formed a power marketing subsidiary, Atmos Energy Services Inc., to conduct electric power purchases and sales. The Company expects to market these services to industrial customers in addition to natural gas.

FINANCIAL CONDITION

For the nine months ended June 30, 1996, net cash provided by operating activities totaled $65.9 million compared with $68.0 million for the nine months ended June 30, 1995. The net change in operating assets and liabilities was $16.4 million for the nine months ended June 30, 1996 compared with $28.6 million for the nine months ended June 30, 1995. Due to the seasonal nature of the natural gas distribution business, large swings in accounts receivable, accounts payable and inventories of gas in underground storage will occur when entering and leaving the winter or heating season.

Major cash flows used for investing activities for the nine months ended June 30, 1996 included capital expenditures of $57.9 million compared with $44.8 million for the nine months ended June 30, 1995. The capital expenditures budget for fiscal year 1996 is currently $67.6 million, as compared with actual capital expenditures of $62.9 million in fiscal 1995. Capital projects planned for 1996 include major expenditures for mains, services, meters, vehicles, and computer equipment. These expenditures will be financed from internally generated funds and financing activities.

For the nine months ended June 30, 1996, cash used in financing activities amounted to $11.6 million compared with $26.1 million for the nine months ended June 30, 1995. During the nine months ended June 30, 1996, notes payable to banks increased $2.6 million, as compared with a decrease of $54.6 million for the nine months ended June 30, 1995. Payments of long-term debt increased $3.0 million to $7.0 million for the nine months ended June 30, 1996. Payments of long-term debt consisted of a $2.0 million installment on the Company's 9.75% Senior Notes due in 1996, a $3.0 million installment on its 9.76% Senior Notes and a $2.0 million installment on its 11.2% Senior Notes. The Company paid $11.4 million in cash dividends during the nine months ended June 30, 1996, compared with $10.6 million in cash dividends paid during the nine months ended June 30, 1995. This reflects a $.01 per share increase in the quarterly dividend rate and an increase in the number of shares outstanding. In the nine month period ended June 30, 1996, the Company issued 463,192 shares of stock, including 313,411 for the Oceana Heights acquisition and the remainder under the ESOP, the Restricted Stock Grant Plan and the Directors' Stock for Fee Plan compared with 183,749 shares issued during the nine months ended June 30, 1995.

The Company believes that internally generated funds, its short-term credit facilities and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 1996. At June 30, 1996 the Company had $90.0 million of committed, short-term credit facilities, $80.0 million of which was available for additional borrowing. The committed lines are renewed or renegotiated at least annually. At June 30, 1996, the Company also had $150.0 million of uncommitted short-term lines, $123.9 million of which was unused.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996, COMPARED WITH THREE MONTHS
ENDED JUNE 30, 1995

Operating revenues increased by approximately 10% to $93.6 million for the three months ended June 30, 1996 from $84.7 million for the three months ended June 30, 1995. The primary factors contributing to the increase in operating revenues were increased sales to industrial (including agricultural) customers and higher cost of gas, which is reflected in sales price.
During the quarter ended June 30, 1996, temperatures averaged 20% warmer than in the corresponding quarter of the prior year, and 11% warmer than normal. However, the revenue impact of warmer weather in the quarter ended June 30, 1996 was more than offset by increased industrial (including agricultural) sales and higher gas costs. The total volume of gas sold and transported for the three months ended June 30, 1996 was 29.2 billion cubic feet ("Bcf") compared with 27.7 Bcf for the three months ended June 30, 1995. The primary reason for the increased volumes is increased sales to industrial (including agricultural) customers as noted above. The average sales price per Mcf sold increased $.03 to $3.93 as a result of an increase in the average cost of gas, the mix of sales and rate increases in Kentucky and Louisiana.

Gross profit decreased by approximately 1% to $33.8 million for the three months ended June 30, 1996, from $34.1 million for the three months ended June 30, 1995. Contributing to the decreased margins was an increase in sales to lower margin industrial (including agricultural) customers. Operating expenses, excluding income taxes, decreased 5% from $31.1 million for the three months ended June 30, 1995 to $29.6 million for the three months ended June 30, 1996 primarily due to lower employee benefit costs. Operating income increased for the three months ended June 30, 1996 to $4.1 million from $3.0 million for the three months ended June 30, 1995. The increase in operating income primarily resulted from decreased operating expenses.

Net income increased from $.1 million for the three months ended
June 30, 1995 to $.3 million for the three months ended June 30, 1996. This increase in net income primarily resulted from the increase in operating income.


NINE MONTHS ENDED JUNE 30, 1996, COMPARED WITH NINE MONTHS ENDED
JUNE 30, 1995

Operating revenues increased by approximately 15% to $415.1 million for the nine months ended June 30, 1996 from $359.8 million for the nine months ended June 30, 1995. Factors contributing to the higher operating revenues were increased sales volumes due to colder weather, increased demand in the industrial (including agricultural) market and higher average cost of gas, which is reflected in the sales price. Weather in the Company's service areas was 2% warmer than normal but 10% colder than weather in the corresponding nine-month period of the prior fiscal year. Volumes sold to industrial (including agricultural) customers increased from the corresponding period of the prior year by 19%. The average sales price per Mcf increased from $3.87 for the nine months ended June 30, 1995 to $3.98 for the nine months ended June 30, 1996. The increase in the average sales price reflects increased cost of gas and rate increases. The average cost of gas per Mcf sold increased from $2.49 for the nine months ended June 30, 1995 to $2.61 for the nine months ended June 30, 1996.

Gross profit increased to $149.9 million for the nine months ended June 30, 1996, compared with $137.1 million for the nine months ended June 30, 1995. The increase in gross profit was due to a 14% increase in sales volumes which resulted from colder weather than experienced in the nine months ended June 30, 1995 and rate increases implemented in Texas, Louisiana, and Kentucky subsequent to October 1, 1994. Operating expenses, excluding income taxes, decreased $.1 million to $95.0 million for the nine months ended June 30, 1996, compared with the nine months ended June 30, 1995.

Operating income increased for the nine months ended June 30, 1996 to $39.2 million from $30.5 million for the nine months ended June 30, 1995. The increase in operating income primarily resulted from increased gross profit.

Interest expense increased approximately $0.6 million or 6% for the nine months ended June 30, 1996 compared with the nine months ended June 30, 1995.

Net income increased for the nine months ended June 30, 1996, by approximately 36% to $27.9 million from $20.5 million for the nine months ended June 30, 1995. The increase in net income resulted from the increase in operating income. Earnings per share increased to $1.76 for the nine months ended June 30, 1996 from $1.33 for the nine months ended June 30, 1995, while average shares outstanding increased approximately 3%. Dividends per share increased 4% to $.72 for the nine months ended June 30, 1996.




TWELVE MONTHS ENDED JUNE 30, 1996, COMPARED WITH TWELVE MONTHS
ENDED JUNE 30, 1995

Operating revenues increased by approximately 12% to $491.1 million for the 12 months ended June 30, 1996 from $437.2 million for the 12 months ended June 30, 1995. The increased revenues for the 12 months ended June 30, 1996 were caused by increased sales volumes and higher gas costs as a result of 11% colder winter weather and increased demand. Sales and transportation volumes increased to 147.6 Bcf for the 12 months ended June 30, 1996 compared with 143.3 Bcf for the corresponding prior 12-month period. The average sales price per Mcf increased from $3.87 to $3.93. The average cost of gas per Mcf sold increased from $2.50 to $2.56 for the 12 months ended June 30, 1996. The average sales price reflects the increased cost of gas and rate increases implemented in Texas, Louisiana, and Kentucky subsequent to July 1, 1994.

Gross profit increased by approximately 8% to $179.8 million for the 12 months ended June 30, 1996, from $165.8 million for the 12 months ended June 30, 1995. Operating expenses, excluding income taxes, decreased from $128.1 million for the 12 months ended June 30, 1995, to $124.9 million for the 12 months ended June 30, 1996. Factors contributing to the decrease in operating expenses included decreases in operation and maintenance expenses. Income taxes increased $4.9 million for the 12 months ended June 30, 1996, as compared with the 12 months ended June 30, 1995. Operating income increased in the 12 months ended June 30, 1996 by approximately 42% to $41.1 million. The primary reason for the increase in operating income was the increase in gross profit discussed above.

Net income for the 12 months ended June 30, 1996 was $26.3 million compared with $16.1 million for the 12 months ended June 30, 1995. The increase in net income resulted primarily from the increase in operating income discussed above. Earnings per share increased by 59% to $1.67. Average shares outstanding increased approximately 3% as compared with the prior year. Dividends per share increased approximately 4% to $.95.

"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995:

The matters discussed or incorporated by reference in this Report on Form 10-Q contain both historical and forward-looking statements. The forward-looking statements involve risks and uncertainties that affect the Company's operations, markets, services, rates, recovery of costs, availability of gas supply, and other factors as discussed in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive, governmental, weather, and technological factors.

                    ATMOS ENERGY CORPORATION
               CONSOLIDATED OPERATING STATISTICS

                                      Three months ended June 30,
                                                1996       1995
                                              -------    -------
Sales Volumes -- MMcf (1)
  Residential                                  6,568       6,885
  Commercial                                   2,882       3,037
  Industrial (including agricultural)         12,870      10,143
  Public authority and other                     549         582
                                              -------    -------
   Total                                      22,869      20,647
Transportation Volumes -- MMcf (1)             6,335       7,026
                                              -------    -------
   Total Volumes Handled - MMcf (1)           29,204      27,673
                                              =======    =======
Operating Revenues (000's)
Gas Sales Revenues
  Residential                                $38,050     $35,552
  Commercial                                  13,648      13,373
  Industrial (including agricultural)         35,492      29,188
  Public authority and other                   2,781       2,433
                                              -------   --------
   Total Gas Revenues                         89,971      80,546
Transportation Revenues                        2,169       2,773
Other Revenues                                 1,431       1,366
                                              -------   --------
   Total Operating Revenues                  $93,571     $84,685
                                              =======   ========

Average Gas Sales Revenues per Mcf           $  3.93     $  3.90
Average Transportation Revenue per Mcf       $   .34     $   .39
Cost of Gas per Mcf Sold                     $  2.61     $  2.45

                      HEATING DEGREE DAYS

                    Weather          Three months ended June 30,
Service            Sensitive         ---------------------------
 Area             Customers %        1996      1995       Normal
- --------------    -----------        ----      ----       ------
Texas                 47%            192       288           237
Kentucky              26%            363       266           349
Louisiana             11%             91        51            37
Colorado, Kansas
  and Missouri        16%            607       978           768
                     ----
System Average       100%            291       365           328
Percent of Normal                     89%      111%

1. Volumes are reported as metered in million cubic feet("MMcf").
                    ATMOS ENERGY CORPORATION
               CONSOLIDATED OPERATING STATISTICS

                                       Nine months ended June 30,
                                               1996        1995
                                             --------   --------
Sales Volumes -- MMcf (1)
  Residential                                 47,700      42,641
  Commercial                                  19,413      17,544
  Industrial (including agricultural)         29,930      25,059
  Public authority and other                   4,759       4,343
                                             --------   --------
   Total                                     101,802      89,587

Transportation Volumes -- MMcf (1)            20,018      24,449
                                             --------   --------
    Total Volumes Handled - MMcf (1)         121,820     114,036
                                             ========   ========
Operating Revenues (000's)
Gas Sales Revenues
  Residential                               $217,603    $185,361
  Commercial                                  79,891      69,785
  Industrial (including agricultural)         87,570      75,071
  Public authority and other                  19,754      16,353
                                             --------   --------
   Total Gas Revenues                        404,818     346,570
Transportation Revenues                        6,167       9,444
Other Revenues                                 4,158       3,813
                                             --------   --------
   Total Operating Revenues                 $415,143    $359,827
                                             ========   ========

Average Gas Sales Revenues per Mcf           $  3.98     $  3.87
Average Transportation Revenue per Mcf       $   .31     $   .39
Cost of Gas per Mcf Sold                     $  2.61     $  2.49

                      HEATING DEGREE DAYS

                    Weather          Nine months ended June 30,
Service            Sensitive       -----------------------------
 Area             Customers %       1996       1995       Normal
- --------------    -----------      ------     ------      ------
Texas                 47%           3,286     3,090        3,512
Kentucky              26%           4,574     3,738        4,341
Louisiana             11%           1,989     1,443        1,760
Colorado, Kansas
  and Missouri        16%           5,752     5,800        6,060
                     ----
System Average       100%           3,870     3,507        3,939

Percent of Normal                      98%       89%

See footnote on page 19.

                    ATMOS ENERGY CORPORATION
               CONSOLIDATED OPERATING STATISTICS

                                     Twelve months ended June 30,
                                               1996        1995
                                             --------   --------
Sales Volumes -- MMcf (1)
  Residential                                 51,824      46,298
  Commercial                                  21,625      19,576
  Industrial (including agricultural)         42,917      37,860
  Public authority and other                   5,195       4,732
                                             --------   --------
   Total                                     121,561     108,466

Transportation Volumes -- MMcf (1)            26,032      34,813
                                             --------   --------
   Total Volumes Handled - MMcf (1)          147,593     143,279
                                             ========   ========
Operating Revenues (000's)
Gas Sales Revenues
  Residential                               $242,407    $208,861
  Commercial                                  90,088      79,691
  Industrial (including agricultural)        123,314     112,818
  Public authority and other                  21,586      18,070
                                             --------   --------
   Total Gas Sales Revenues                  477,395     419,440
Transportation Revenues                        8,434      12,708
Other Revenues                                 5,307       5,029
                                             --------   --------
   Total Operating Revenues                 $491,136    $437,177
                                             ========   ========

Average Gas Sales Revenues per Mcf           $  3.93     $  3.87
Average Transportation Revenue per Mcf       $   .32     $   .37
Cost of Gas per Mcf Sold                     $  2.56     $  2.50

                      HEATING DEGREE DAYS

                    Weather         Twelve months ended June 30,
Service            Sensitive        ----------------------------
 Area             Customers %       1996       1995       Normal
- --------------    -----------      ------     ------      ------
Texas                 47%           3,348     3,105        3,528
Kentucky              26%           4,628     3,790        4,376
Louisiana             11%           1,994     1,443        1,760
Colorado, Kansas
  and Missouri        16%           5,931     5,890        6,234
                     ----
System Average       100%           3,942     3,543        3,983

Percent of Normal                      99%       89%

See footnote on page 19.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 3 of notes to consolidated financial statements on pages
8, 9 and 10 herein for a description of legal proceedings.

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

                                   ATMOS ENERGY CORPORATION
                                         (Registrant)





Date:  August 14, 1996        By:     /s/ James F. Purser
                                  ------------------------------
                                          James F. Purser
                                      Executive Vice President
                                     and Chief Financial Officer


Date:  August 14, 1996        By:    /s/ David L. Bickerstaff
                                   ------------------------------
                                         David L. Bickerstaff
                                    Vice President and Controller
                                   (Principal Accounting Officer)



                         EXHIBITS INDEX
                          Item 6. (a)


                                                     Page Number or
Exhibit                                              Incorporation
Number                    Description                by Reference to

- -------     --------------------------------------   ---------------
10.1        Amendment No. 1 to the Atmos Energy
            Corporation Supplemental Benefits Plan
            for Key Management Employees (Restated
            as of November 6, 1995)

10.2        Amendment No. 2 to the Atmos Energy
            Corporation Supplemental Executive
            Benefits Plan (Restated as of November
            11, 1992)

15          Letter regarding unaudited interim
            financial information

27          Financial Data Schedule for Atmos
            Energy Corporation for the nine months
            ended June 30, 1996