Form 10-K405
period 1996-09-30
ATMOS ENERGY CORP
filed 1996-11-13
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended September 30, 1996  OR

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

  Registrant's telephone number, including area code:
     (972) 934-9227

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]





     The aggregate market value of the voting stock held by non-affiliates of the registrant was $347,049,393 as of November 1, 1996. On November 1, 1996 the registrant had 16,036,598 shares of common stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive proxy statement filed for the annual meeting of shareholders on February 12, 1997 are incorporated by reference into Part III.






                              PART I

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

     The Company distributes and sells natural gas to residential, commercial, industrial, agricultural, and other customers in 419 cities, towns, and communities in service areas located in Texas, Louisiana, Kentucky, Colorado, Kansas, and a small portion of Missouri. The Company also transports gas for others through parts of its distribution system. The Company has helped promote the development of a market for natural gas as a clean burning vehicular fuel by opening seven public refueling facilities in its service areas.

     The Company's Texas distribution system is operated through its Energas Company division (the "Energas Division") and covers an area having a population of approximately 950,000 people. The economy of the area is based primarily on oil and gas production and agriculture. The principal cities served by the Energas Division include Amarillo, Lubbock, Midland, and Odessa. At September 30, 1996, the Company had 311,754 gas meters in service in Texas.

     The Company's Louisiana distribution system is operated through its Trans Louisiana Gas Company division (the "Trans La Division") and covers an area having a population of approximately 250,000 people. The economy of the area is based primarily on oil and gas production, agriculture, and food processing. The principal cities served by the Trans La Division are Lafayette, Pineville, and Natchitoches. At September 30, 1996, the Company had 79,880 gas meters in service in Louisiana.

     The Company's Kentucky distribution system is operated through its Western Kentucky Gas Company division (the "Western Kentucky Division") and covers an area having a population of approximately 680,000 people. The economy of the area is based primarily on industry and agriculture. The principal cities served by the Western Kentucky Division include Bowling Green, Owensboro, and Paducah. At September 30, 1996, the Company had 171,140 gas meters in service in Kentucky.

     The Company's Colorado, Kansas and Missouri distribution systems are operated through its Greeley Gas Company division

(the "Greeley Gas Division") and covers an area having a combined population of approximately 228,000 people. The economies of the areas served are based on oil and gas production, agriculture and resort business. The principal cities served by the Greeley Gas Division include Greeley, Durango and Lamar, Colorado and Bonner Springs, Herington and Ulysses, Kansas. At September 30, 1996 the Greeley Gas Division had 111,284 meters in service.

     The natural gas distribution industry is subject to a number of factors, many of which affect the Company from time to time. These include (i) the ongoing need to obtain adequate and timely rate relief from regulatory authorities to recover costs of service and earn a fair return on invested capital; (ii) inherent seasonality of the business in local gas distribution service areas; (iii) competition with alternate fuels; (iv) competition with other gas sources for industrial customers, including the ability of some customers to bypass the Company's facilities, which could result in loss of revenues and reduction in the Company's net income; and (v) possible volatility in the supply and price of natural gas.

ACQUISITIONS AND MERGERS

     Since its organization in 1983, the Company has sought to expand its customer base and to diversify the weather patterns, local economic conditions, and regulatory environments to which its operations are subject. As part of this strategy, the Company acquired Trans Louisiana Gas Company, Inc. ("TLG") in January 1986, Western Kentucky Gas Utility Corporation in December 1987, Greeley Gas Company ("GGC") in December 1993, and Oceana Heights Gas Company of Thibodaux, Louisiana in November 1995. The Company continues to consider and pursue, where appropriate, additional acquisitions of natural gas distribution properties and other business opportunities. In July 1996, the Company entered into a definitive agreement with United Cities Gas Company of Brentwood, Tennessee providing for the merger of United Cities with and into the Company. Completion of the merger is dependent upon the approval of the shareholders and regulators of both companies. For further information regarding acquisitions, see Note 2 of notes to consolidated financial statements.

FIVE-YEAR OPERATING STATISTICS

     Certain information with respect to the Company's natural gas operations for the past five years is shown on the following page.

                                                                   Year ended September 30,
                                                  ---------------------------------------------------------
                                                     1996        1995        1994         1993         1992
                                                   --------    --------    --------     --------     --------
NUMBER OF ACCOUNTS, at end of year
  Residential                                       565,474     551,269     549,129      539,309      534,762
  Commercial                                         56,860      55,894      55,027       54,275       55,562
  Industrial (including agricultural)                 8,116       8,331       8,781        8,924        9,331
  Public authority and other                          3,451       3,377       3,351        3,267        1,745
                                                    -------     -------     -------      -------      -------
    Total                                           633,901     618,871     616,288      605,775      601,400
                                                    =======     =======     =======      =======      =======
METERS IN SERVICE, at end of year                   674,058     658,114     649,319      636,159      630,365
                                                    =======     =======     =======      =======      =======
METERS IN SERVICE, average                          672,517     656,259     646,165      635,074      631,130
                                                    =======     =======     =======      =======      =======
HEATING DEGREE DAYS, system average (1)
  Actual                                              3,925       3,579       3,953        4,046        3,676
  Normal                                              3,983       3,983       3,983        3,983        3,983
  Percent of normal                                      99%         90%         99%         102%          92%

SALES VOLUMES - MMcf (2)
  Residential                                        51,543      46,765      51,209       51,763       48,223
  Commercial                                         21,541      19,756      21,134       21,872       20,675
  Industrial (including agricultural)                39,656      38,046      38,502       31,367       27,489
  Public authority and other                          5,182       4,779       5,242        4,403        3,333
                                                    -------     -------     -------      -------      -------
    Total                                           117,922     109,346     116,087      109,405       99,720

TRANSPORTATION VOLUMES - MMcf (2)                    26,534      30,463      35,308       39,782       32,203
                                                    -------     -------     -------      -------      -------
TOTAL VOLUMES HANDLED - MMcf (2)                    144,456     139,809     151,395      149,187      131,923
                                                    =======     =======     =======      =======      =======
OPERATING REVENUES (000's)
Gas Revenues
  Residential                                      $243,118    $210,165    $245,931     $237,914     $211,767
  Commercial                                         90,349      79,982      92,507       91,250       82,311
  Industrial (including agricultural)               114,892     110,815     119,722       92,455       77,218
  Public authority and other                         21,738      18,185      22,463       18,315       13,232
                                                   --------    --------    --------     --------     --------
    Total gas revenues                              470,097     419,147     480,623      439,934      384,528
Transportation Revenues                               8,307      11,711      14,118       15,013       13,674
Other Revenue                                         5,340       4,962       5,067        4,694        5,151
                                                   --------    --------    --------     --------     --------
  Total operating revenues                         $483,744    $435,820    $499,808     $459,641     $403,353
                                                   ========    ========    ========     ========     ========
AVERAGE SALES PRICE/Mcf
  Residential                                         $4.72       $4.49       $4.80        $4.60        $4.39
  Commercial                                           4.19        4.05        4.38         4.17         3.98
  Industrial (including agricultural)                  2.90        2.91        3.11         2.95         2.81
  Public authority and other                           4.19        3.81        4.29         4.16         3.97
    Total                                              3.99        3.83        4.14         4.02         3.86
AVERAGE COST OF GAS/Mcf SOLD                           2.60        2.46        2.86         2.71         2.58

See footnotes on page 4.

                              SALES AND STATISTICAL DATA BY STATE - 1996
                                                         Year ended September 30, 1996
                                          ---------------------------------------------------------------
                                            Texas  Louisiana  Kentucky Colorado   Kansas    Mo.      Total
                                           -------   ------    -------   ------   ------    ---     -------
METERS IN SERVICE, at end of year
   Residential                             266,805   73,414    151,798   72,469   24,663     521    589,670
   Commercial                               24,950    5,392     17,334    9,841    3,318      71     60,906
   Industrial (including agricultural)      17,780      118        467       73      328       -     18,766
   Public authority and other                2,219      956      1,541        -        -       -      4,716
                                           -------   ------    -------   ------   ------     ---    -------
    Total                                  311,754   79,880    171,140   82,383   28,309     592    674,058
                                           =======   ======    =======   ======   ======     ===    =======

HEATING DEGREE DAYS, system average (1)
   Actual                                    3,331    1,980      4,610    5,990    5,651   5,658      3,925
   Normal                                    3,528    1,760      4,376    6,556    5,158   5,028      3,983
   Percent of normal                            94%     113%       105%      91%     110%    113%        99%

SALES VOLUMES (2)
   Residential                              22,866    4,177     14,702    7,232    2,520      46     51,543
   Commercial                                7,407    1,507      6,345    4,995    1,274      13     21,541
   Industrial (including agricultural)      24,977    1,707     10,726      707    1,539       -     39,656
   Public authority and other                2,526      973      1,683        -        -       -      5,182
                                            ------    -----     ------    -----    -----      --     ------
     Total                                  57,776    8,364     33,456   12,934    5,333      59    117,922

TRANSPORTATION VOLUMES (2)                   5,694      562     16,936    3,244       98       -     26,534
                                            ------    -----     ------   ------    -----      --    -------
TOTAL VOLUMES HANDLED (2)                   63,470    8,926     50,392   16,178    5,431      59    144,456
                                            ======    =====     ======   ======    =====      ==    =======

OTHER STATISTICS
   Operating revenues (000's)             $203,726 $ 52,970   $153,203  $49,017  $24,451    $377   $483,744
   Gross plant (000's)                    $278,180 $103,809   $158,918  $81,438  $43,415    $678   $666,438
   Net plant (000's)                      $168,014 $ 74,816   $ 96,252  $47,858  $26,151    $476   $413,567
   Miles of pipe                            13,163    2,090      3,570    2,454    1,331      32     22,640
   Employees (3)                               844      167        373      202       66       -      1,652
   Communities served                           92       41        163       62       59       2        419
   Estimated population in service area    950,000  250,000    680,000  160,000   66,000   2,000  2,108,000
   Estimated square miles in service
     area                                   30,000    7,000     12,000    1,050      580      20     50,650
   Vehicles in fleet                           422      132        266      155       52       -      1,027
   Franchises                                   72       58         63       35       43       2        273

(1) A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The greater the number of heating degree days, the colder the climate. Heating degree days are used in the natural gas industry to measure the coldness of wea-ther experienced and to compare relative temperatures be-tween one geographic area and another.
(2)  Volumes are reported as metered in million cubic feet
     ("MMcf").
(3) The Texas column includes 235 and 223 employees in the Dallas general office in 1996 and 1995, respectively.


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

     In certain instances, customers purchase gas directly from others instead of from the Company and the Company transports such gas through its distribution systems to the customers' facilities for a fee. Although transportation of customer-owned gas reduces the Company's operating revenues and corresponding purchased gas cost, the transportation revenues received by the Company may offset the loss to gas sales revenues.

     The Company's distribution systems have experienced aggregate peak day deliveries of approximately one billion cubic feet ("Bcf") per day. The Company has the ability to curtail deliveries to certain customers under the terms of interruptible contracts and applicable state statutes or regulations which enables it to maintain its deliveries to high priority customers. The Company has not imposed curtailment in its Energas Division since the Company began independent operations in 1983 or in its Trans La Division since the Company acquired TLG in 1986. The Western Kentucky Division curtailed deliveries to certain interruptible customers during exceptionally cold periods in December 1989, January 1994 and during the winter of 1996. GGC has not curtailed deliveries to its sales customers since prior to 1980.

GAS SUPPLY

     The principal gas suppliers to the Company in 1996, 1995 and 1994 included Westar Transmission Company ("Westar") and KN Gas Marketing, affiliates of KNEnergy; Mesa Operating Company ("Mesa"); Louisiana Intrastate Gas Corporation ("LIG"), an affiliate of Equitable Resources Inc.; Natural Gas Clearinghouse; Texaco Gas Marketing; Union Pacific Fuels; Vastar, an affiliate of ARCO; PanEnergy, an affiliate of PanEnergy Corporation; Astra Resources Marketing, Inc. ("Astra"), an affiliate of Western Resources, Inc. and LG&E Natural, an affiliate of LG&E Energy. The prices paid by the Company for natural gas delivered to it are set by contracts with gas suppliers and/or ratemaking proceedings before regulatory authorities. Charges for gas costs are passed through to the Company's customers under approved or negotiated tariffs or pursuant to contract.

     The following table sets forth volumes purchased from the
Company's principal gas suppliers for the years ended September
30, 1996, 1995, and 1994.
                                        Volumes
                                       purchased
                                   (MMcf as metered)
1996:
  Astra Resources Marketing, Inc.         3,047
  LG&E Natural                            5,256
  LIG                                     3,790
  Mesa                                    9,318
  Natural Gas Clearinghouse               5,097
  PanEnergy                               5,988
  Texaco Gas Marketing                    4,571
  Union Pacific Fuels                     5,550
  Vastar                                  5,778
  Westar and KN Gas Marketing            42,660

1995:
  Astra Resources Marketing, Inc.         2,565
  LG&E Natural                            2,902
  LIG                                     2,698
  Mesa                                    9,369
  Natural Gas Clearinghouse               2,154
  PanEnergy                               7,077
  Texaco Gas Marketing                    8,427
  Union Pacific Fuels                     5,298
  Vastar                                  3,490
  Westar and KN Gas Marketing            43,950

1994:
  Astra Resources Marketing, Inc.         2,210
  LIG                                     4,254
  Mesa                                    9,926
  PanEnergy                               3,283
  Texaco Gas Marketing                    5,453
  Union Pacific Fuels                     5,825
  Vastar                                  6,881
  Westar and KN Gas Marketing            47,842

     Westar and KN Gas Marketing supply natural gas to most of the Energas Division under multiple contracts. The Westar contract was scheduled to expire in 1998. During fiscal 1996 Westar, KN Gas Marketing and the Company commenced negotiations to restructure supply and transportation services provided to the Company by KN Energy. The restructured supply and transportation services agreements which became effective during fiscal 1996 replace prior service which had been provided on a Weighted Average Cost of Gas ("WACOG") basis. Contract terms now extend through 2001.

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

     The Western Kentucky Division requirements are delivered by Texas Gas and Tennessee Gas with the exception of a small percentage of the requirements being purchased directly from intrastate producers. The Western Kentucky Division purchases its supply under staggered term contracts from major producers and marketers including Texaco, Union Pacific, Vastar, PanEnergy, LG&E Natural and Natural Gas Clearinghouse.

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

     The Greeley Gas Division purchases or transports approximat-ely 81% of its natural gas requirements on eight pipelines. Five of these are regulated by the Federal Energy Regulatory Commission ("FERC") and the remaining three are state regulated. The FERC pipelines are Colorado Interstate Gas Company, Williams Natural Gas Company, KNEnergy, Northwest Pipeline Corporation, and NorAm. The state regulated pipelines are Public Service Company of Colorado, Western Resources, Inc. and Kansas Pipeline Partnership in Kansas. Approximately 19% of the Divisions's gas supply is purchased from local sources. Several of the operating areas are in or adjacent to natural gas producing fields.

     PanEnergy is the main supplier to the Greeley Gas Division's largest district, the Greeley District.

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

     Rates. Approximately 89% of the Company's revenues in fis-cal 1996 was derived from sales at rates set by or subject to approval by local or state authorities. The method of determin-ing regulated rates varies among the six states in which the Company operates. As a general rule, the regulatory authority reviews the Company's rate request and establishes a rate structure intended to generate revenue sufficient to cover the Company's costs of doing business and provide a reasonable return on invested capital.

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

     The following table sets forth the major rate requests made by the Company during the most recent five years and the action taken on such requests:

                        Effective     Amount      Amount
   Jurisdiction            Date      Requested   Received
   ------------         ---------    ---------   --------
   Texas
     West Texas System   11/18/94    2,581,000   1,702,000  (a)
                         11/01/96    7,676,000   5,300,000

     Amarillo            11/25/92    4,398,000   2,130,000

   Louisiana             03/01/93          (b)     730,000  (b)
                         03/01/94          (b)   1,058,000  (b)
                         03/01/95          (b)   1,071,000  (b)

   Kentucky              11/01/95    7,665,000   2,300,000  (c)
                         03/01/96                1,000,000  (c)

   Colorado              05/01/94    4,527,000   3,246,000

   Kansas                01/06/92    1,495,000     505,000
                         12/01/93    2,604,000   2,088,000


(a) The increase includes $200,000 applicable to areas outside the city limits which became effective in January 1995.
(b) A September 1992 rate order approved a Rate Stabilization Clause ("RSC") for three years which provided for an annual adjustment of rates to reflect changes in expenses and investment. The RSC provided the Company the opportunity to earn a return on common equity between 11.75% and 12.25%.
(c) The Kentucky rate order provided an increase of $2,300,000, lowered depreciation rates effective November 1, 1995 and provided an additional $1,000,000 beginning March 1, 1996. The order also included a provision for a pilot demand side management program which could cost up to $450,000 annually.

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

     Beginning in 1985, changes in the federal regulatory environment through FERC orders and conditions related to markets and gas supply in the United States have brought increased competition into the natural gas industry. In 1993, FERC Order 636 was implemented by the interstate pipelines in the Company's service territories. The FERC policies apply only to interstate pipelines and have not had a direct impact upon the Company's operations which are primarily supplied by intrastate pipelines. However, the Company has felt the impact of increased competitiveness in the large volume market in some areas result-ing from these changes. The Company has sought regulatory approvals for competitive pricing on a case by case basis.

     The Company has opened seven public refueling facilities for the sale of compressed natural gas ("CNG") for vehicular use.
The most recent of these were opened in Greeley, Colorado in September 1996, at West Texas A&M University in Canyon, Texas in August 1995, and in Owensboro, Kentucky in April 1995. Prior to that time, the Company provided CNG for vehicular use only in limited situations (such as for school buses in certain school districts and for the fleet vehicles of certain businesses).
With the opening of these public refueling stations the Company began competing with gasoline for vehicular fuel sales. All of these facilities, except those in Greeley, Colorado and at West Texas A&M, are located at existing local gasoline stations.

     Also during fiscal 1996, the Company formed a power marketing subsidiary, Atmos Energy Services, Inc., to conduct electric power purchases and sales. The Company expects to market these services to industrial customers in addition to natural gas.

Employees

     At September 30, 1996, the Company employed 1,652 persons.
See "Sales and Statistical Data by State - 1996" for the number of employees by state.

ITEM 2.  PROPERTIES

     The Company owns an aggregate of 22,640 miles of underground pipelines throughout its gas distribution systems. These pipe-lines are located on easements or right-of-ways granted to the Company, which generally provide for perpetual use. The Company maintains its pipelines through a program of continuous inspection and repair and believes that its pipeline system is in good condition. The Company also owns or operates six under-ground gas storage facilities in Kentucky that have a total storage capacity of approximately 10.7 Bcf. However, approximately 6.5 Bcf of gas in the storage facilities must be retained as cushion gas. The maximum daily delivery capability of the storage facilities is approximately 109 MMcf.

     Substantially all of the Company's properties in its Greeley Gas Division with a recorded value of approximately $74.5 million are subject to a lien under First Mortgage Bonds assumed by the Company in the acquisition of GGC. At September 30, 1996, the lien secured approximately $17.0 million of outstanding 9.4% Series J First Mortgage Bonds due May 1, 2021.

     In 1996 the Company consolidated its administrative offices in Dallas, Texas under one lease. The Company also maintains field offices throughout its distribution system, substantially all of which are located in leased premises.

     The Company holds franchises granted by the incorporated cities and towns that it serves. At September 30, 1996, the Company held 273 such franchises having terms generally ranging from five to 25 years. The Company believes that each of its franchises will be renewed.

ITEM 3.  LEGAL PROCEEDINGS

     See Note 10 of notes to consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

               EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information as of September 30, 1996, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer during the past five years.


     Name               Age       Office Currently Held
     ----               ---       ---------------------

Robert F. Stephens       48       President and Chief Operating
                                    Officer, Director
James F. Purser          46       Executive Vice President and
                                    Chief Financial Officer,
                                    Director
J. Charles Goodman       35       Executive Vice President of
                                    Operations
H.F. Harber              54       Senior Vice President of
                                    Corporate Services
Donald E. James          49       Senior Vice President of
                                    Public Affairs
Mary S. Lovell           45       Senior Vice President of
                                    Utility Services
Glen A. Blanscet         39       Vice President, General
                                    Counsel and Corporate
                                    Secretary

     Robert F. Stephens was named President and Chief Operating Officer and was appointed to the Board of Directors in February 1995. He previously served as Executive Vice President - Corporate Operations from May 1989 through February 1995.

     James F. Purser was appointed to the Board of Directors in February 1995. He was named Executive Vice President and Chief
Financial Officer in May 1989.

     J. Charles Goodman was named Executive Vice President, Operations in April 1995. He previously served as President of the Company's Trans La Gas Division from February 1993 until April 1995 and as Chief Engineer from February 1989 until February 1993.

     H.F. Harber was named Senior Vice President - Corporate
Services in August 1993.  He previously served as Vice President,
Human Resources and Administration from July 1991 to August 1993.

     Donald E. James was named Senior Vice President - Public Affairs in May 1995. He previously served as Senior Vice President and General Counsel from January 1994 to May 1995, as Senior Vice President - General Counsel and Corporate Secretary from May 1993 until August 1993, and as Senior Vice President and General Counsel from May 1989 until May 1993.

     Mary S. Lovell was named Senior Vice President, Utility
Services in May 1995.  She previously served as Vice President,
Rates and Regulatory Affairs from August 1990 to May 1995.

     Glen A. Blanscet was named Vice President, General Counsel and Corporate Secretary in May 1995. He previously served as Assistant General Counsel and Corporate Secretary from January 1994 to May 1995, and as Assistant General Counsel from July 1988 to December 1993.


                             PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     The Company's stock trades on the New York Stock Exchange under the trading symbol "ATO". The high and low sale prices and dividends paid per share of the Company's common stock for fiscal
1996 and 1995 are listed below.

                                                  1996                                   1995
                                  ----------------------------------      ----------------------------------
                                                            Dividends                              Dividends
                                     High          Low        paid         High           Low        paid
Quarter ended:                     ---------    ---------   ---------     --------      --------   ---------
     December 31                     $23          $18           $ .24      $18           $15 7/8       $ .23
     March 31                         23           21             .24       18 1/2        16 1/8         .23
     June 30                          31           22 3/4         .24       20 1/4        17 1/2         .23
     September 30                     30 5/8       20 7/8         .24       20 5/8        19             .23
                                                                -----                                 ------
                                                                $ .96                                  $ .92
                                                                =====                                 ======

        See Note 3 of notes to consolidated financial statements for restriction on payment of dividends. The number of record holders of the Company's common stock on September 30, 1996 was 28,624.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected financial data with respect to the Company and should be read in conjunction with the consolidated financial statements included herein.

                               Year ended September 30,
                    --------------------------------------------
                      1996     1995     1994     1993     1992
                    -------- -------- -------- -------- --------
                        (In thousands, except per share data)

Operating revenues  $483,744 $435,820 $499,808 $459,641 $403,353
                    ======== ======== ======== ======== ========

Net income          $ 23,949 $ 18,873 $ 14,679 $ 17,544 $ 10,998
                    ======== ======== ======== ======== ========

Net income per
  share             $   1.51 $   1.22 $    .97 $   1.22 $    .80
                    ======== ======== ======== ======== ========

Cash dividends
  per share         $    .96 $    .92 $    .88 $    .85 $    .83
                    ======== ======== ======== ======== ========

Total assets at
  end of year       $501,861 $445,783 $416,678 $391,618 $358,363
                    ======== ======== ======== ======== ========

Long-term debt at
  end of year       $122,303 $131,303 $138,303 $105,853 $112,153
                    ======== ======== ======== ======== ========

Supplemental net
  income (1)                                   $ 18,132 $ 10,570
                                               ======== ========

Supplemental net
  income per
   share (1)                                   $   1.26 $    .77
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


RATE ACTIVITY

     In May 1996, the Company filed to increase revenues by approximately $7.7 million for a portion of its Energas Company service area, which includes approximately 200,000 customers inside the city limits of 67 cities in West Texas. All cities either approved, or took no action to reject, a settlement allowing a $5.3 million increase in annual revenues to be effective for bills rendered on or after November 1, 1996. In October 1996, the Company filed to increase revenues by approximately $.5 million for the remaining rural customers in West Texas.

     In February 1995, the Company filed with the Kentucky Commission for a rate increase for its Western Kentucky Division. In October 1995, the Kentucky Commission issued an order authorizing the Company to increase its rates by $2.3 million annually effective November 1, 1995, and by an additional $1.0 million annually beginning in March 1996. The settlement included a decrease in depreciation rates, recovery of expenses related to adoption of SFAS No. 106 and included a provision for the Company to begin a three-year demand-side management pilot program for the 1996-97 heating season, which could cost up to $450,000 annually, resulting in a total annual operating income increase of approximately $4.0 million. The Company provides natural gas service to approximately 171,000 customers in Kentucky.

     In September 1994, the Company filed to increase revenues by approximately $2.6 million for a portion of its Energas Company service area, which includes approximately 217,000 customers both inside and outside of 67 cities in West Texas. The Company requested recovery of accrual accounting for postretirement benefits in accordance with SFAS No. 106. See Note 8 of the accompanying notes to consolidated financial statements for SFAS No. 106 information. In November 1994, the Company implemented an annual revenue increase of approximately $1.5 million affecting approximately 195,000 customers located inside the city limits of towns in this portion of its Energas Division. Upon approval by the Railroad Commission of Texas in January 1995, the

Company implemented an annual increase of approximately $.2 million relating to the 22,000 remaining rural customers.

     Effective December 1, 1993, GGC received an annual rate increase of approximately $2.1 million or 10.6% in its Kansas service area. The increase reflects recovery of SFAS No. 106 expenses with external funding and a moratorium on rate requests in Kansas until December 1, 1996.

     GGC filed a request for an increase in annual revenues of $4.5 million with the Colorado Public Utility Commission in September, 1993. On May 1, 1994, the Company implemented an annual increase of $3.2 million or an increase in revenues of 6.9% in Phase I of this proceeding. The Phase I rates reflect recovery of SFAS No. 106 expenses with external funding, consistent with the recommended decision of the presiding administrative law judge. In October 1994, the Colorado Commission issued its order affirming the increase as set forth in Phase I. In March 1995, the Greeley Gas Division filed Phase II in the rate proceeding, which addressed rate structure. In September 1995 all parties to the proceeding entered into a stipulation and agreement which became final in November 1995 upon the recommendation by an administrative law judge of the Colorado Commission.

     In September 1992, the Louisiana Commission issued a rate order for the Company's Louisiana service area, which included a rate stabilization clause ("RSC") for three years that provided for an annual adjustment to the Company's rates to reflect changes in expenses, revenues and invested capital following an annual review. The RSC provided an opportunity for a return on jurisdictional common equity of between 11.75% and 12.25%. As a result of the Company's filings under the RSC, an increase of $730,000 annually or 2% went into effect on March 1, 1993, an increase of $1.1 million annually or 2.7% went into effect on March 1, 1994, and the third increase of $1.1 million annually or 2.0% went into effect on March 6, 1995. In April 1996, the Company filed a request with the Louisiana Commission to extend the rate stabilization mechanism.

ACQUISITIONS AND MERGERS

     The Company has expanded its customer base and sought to diversify the regulations, weather patterns and local economic conditions to which it is subject through acquisitions in fiscal years 1995, 1994, 1987, and 1986. The Company continues to consider and pursue, where appropriate, additional acquisitions of natural gas distribution properties and other business opportunities.

     In July 1996, the Company entered into a definitive agreement with United Cities Gas Company of Brentwood, Tennessee providing for the merger of United Cities with and into the Company. Completion of the merger is dependent upon the approval of the shareholders and regulators of both companies, as well as other conditions precedent to closing. Shareholder approvals were obtained on November 12, 1996.

     In November 1995, the Company acquired privately held Oceana Heights Gas Company ("Oceana") of Thibodaux, Louisiana. Oceana provides natural gas service to approximately 9,200 customers and is located adjacent to a system in LaFourche Parish that was acquired by Atmos in 1994. The transaction was accounted for as a pooling of interests. The outstanding shares of Oceana's capital stock were converted into shares of Atmos common stock having a market value equal to the $6.4 million purchase price. Oceana was merged into the Trans La Division, bringing Trans La to nearly 80,000 customers.

     In December 1993, the Company acquired Greeley Gas Company ("GGC") of Denver, Colorado in a merger transaction accounted for as a pooling of interests; therefore, all historical financial statements and notes thereto have been restated to retroactively
reflect this merger.   At that time, GGC was a privately held
company providing natural gas service to nearly 100,000 customers in 122 communities in Colorado, Kansas and a small service area in Missouri. The transaction was structured to be a tax-free reorganization. The Company exchanged 2,329,330 shares of its common stock before the 3-for-2 stock split (3,493,995 shares on a post-split basis) for all of the outstanding stock of GGC. For further information regarding acquisition activity, see Note 2 of notes to consolidated financial statements.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1996 COMPARED WITH YEAR ENDED SEPTEMBER
30, 1995

     Operating revenues increased 11% to $483.7 million in 1996 from $435.8 million in 1995 due to weather that was 10% colder than in 1995 and a 6% increase in the average cost of gas per thousand cubic feet ("Mcf") sold. Average gas sales revenues per Mcf increased from 1995 by $.16 to $3.99 in 1996, while the average cost of gas per Mcf sold increased $.14 to $2.60 in 1996. The number of meters in service increased to 674,058 at September 30, 1996 compared with 658,114 at September 30, 1995. Sales to weather sensitive residential, commercial and public authority customers increased approximately 7.0 billion cubic feet ("Bcf") in 1996 while sales to industrial and agricultural customers increased approximately 1.6 Bcf. Total sales volumes increased 8% to 117.9 Bcf in 1996, as compared with 109.3 Bcf in 1995. Revenues from gas transported for others decreased $3.4 million to approximately $8.3 million in fiscal 1996 due to a decrease in volumes transported of 3.9 Bcf to 26.5 Bcf in 1996.

     Gross profit increased by approximately 6% to $177.0 million in 1996 from $167.0 million in 1995. The primary factor contributing to the higher gross profit was higher volumes sold due to colder weather. Operating expenses, excluding income taxes, decreased slightly to $124.7 million in 1996 from $125.1 million in 1995, due primarily to decreased operation expense. The Company also adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106") in 1994. It has been successful in seeking recovery of SFAS No. 106 expenses in the majority of its service areas and will continue to seek recovery in its remaining service areas. See Note 8 of the accompanying notes to consolidated financial statements. Income taxes increased to $13.3 million for 1996 from $9.6 million for 1995. The primary reason for the increase was higher pre-tax profits. The effective tax rate increased to 35.7% in 1996 from 33.7% in 1995. This was primarily due to the decreased impact of permanent differences on the higher pre-tax profits in 1996. Operating income increased in 1996 by approximately 20% to $38.9 million from $32.4 million in 1995. The increase in operating income resulted primarily from the increase in 1996 gross profit, partially offset by increases in taxes, as discussed above.

     Net income increased in 1996 by approximately 27% to $23.9 million from $18.9 million in the prior year. This increase in net income resulted primarily from the increase in operating income, which was partially offset by a $1.0 million increase in interest expense. Net income per share increased to $1.51 for 1996 from $1.22 for 1995. Average shares outstanding increased 3% to 15,892,000 in 1996 from 1995.

YEAR ENDED SEPTEMBER 30, 1995 COMPARED WITH YEAR ENDED SEPTEMBER
30, 1994

     Operating revenues decreased approximately 13% to $435.8 million in 1995 from $499.8 million in 1994 due to weather that was 9% warmer than in 1994 and a 14% decrease in the average cost of gas per Mcf sold. Average gas sales revenues per Mcf decreased from 1994 by $.31 to $3.83 in 1995, while the average cost of gas per Mcf sold decreased $.40 to $2.46 in 1995. The number of meters in service increased to 658,114 at September 30, 1995 compared with 649,319 at September 30, 1994. Sales to weather sensitive residential, commercial and public authority customers decreased approximately 6.3 Bcf in 1995 while sales to industrial and agricultural customers decreased approximately .5 Bcf. Total sales volumes decreased 5.8% to 109.3 Bcf in 1995, as compared with 1994. Revenues from gas transported for others decreased $2.4 million to approximately $11.7 million in fiscal 1995 due to a decrease in volumes transported of 4.8 Bcf to 30.5 Bcf in 1995.

     Gross profit decreased by approximately 1% to $167.0 million in 1995 from $168.2 million in 1994. The primary factor contributing to the lower gross profit was lower volumes sold and transported due to warmer weather. The effect of warmer weather on gross profit was substantially reduced by implementing rate increases totaling $2.8 million and $6.4 million in 1995 and 1994, respectively. Operating expenses, excluding income taxes, decreased 6% to $125.1 million in 1995 from $133.7 million in 1994, due primarily to decreased operation and maintenance expense. Operation and maintenance expense decreased $10.3 million due to decreased distribution expense, customer accounts expenses, employee welfare and pension expenses, rent expense, and outside services expense. In 1994 the GGC acquisition and assimilation costs were approximately $1.5 million and the cost of an early retirement program was approximately $1.3 million. The acquisition and assimilation costs as well as the early retirement program were one-time costs associated with the GGC acquisition. Income taxes increased to $9.6 million for 1995 from $8.1 million for 1994. The primary reason for the increase was higher pre-tax profits. The effective tax rate decreased to 33.7% in 1995 from 35.6% in 1994. This was primarily due to the impact of increased permanent differences on the higher pre-tax profits in 1995. Operating income increased in 1995 by approximately 22% to $32.4 million from $26.5 million in 1994. The increase in operating income resulted primarily from decreases in 1995 operating expenses as discussed above.

     Net income increased in 1995 by approximately 29% to $18.9 million from $14.7 million in the prior year. This increase in net income resulted primarily from an increase in operating income, which was partially offset by a $1.4 million increase in interest expense. Net income per share increased to $1.22 for 1995 from $.97 for 1994. Average shares outstanding increased 1% to 15,416,000 in 1995 from 1994.

     The Company estimates that the impact of the weather being 10% warmer than normal for 1995 caused net income to be approximately $4.0 million less than it would have been had the Company experienced normal temperatures in its respective service areas. Weather was approximately 1% warmer than normal for 1994.


CAPITAL RESOURCES AND LIQUIDITY (See "Consolidated Statements of
Cash Flows")

Cash Flows from Operating Activities

     Cash flows from operating activities totaled $64.5 million for 1996 compared with $58.5 million for 1995 and $41.2 million for 1994. In 1996 the Company experienced an increase in net income as compared with 1995 and 1994. Depreciation and deferred income taxes increased in 1996 and 1995 because of increasing capital expenditures. Gas stored underground increased in 1996 because of higher gas cost, but decreased in 1995 and 1994 because of substantially lower gas prices during the summers of 1995 and 1994 when the storage reservoirs were being refilled. See "Consolidated Statements of Cash Flows" for other changes in assets and liabilities.

Cash Flows from Investing Activities

     Net cash used in investing activities totaled $73.8 million in 1996 compared with $60.2 million in 1995 and $48.4 million in 1994. Capital expenditures in fiscal 1996 amounted to $77.6 million compared with $62.9 million in 1995 and $50.4 million in 1994. Currently budgeted capital expenditures for 1997 total $63.8 million and include major expenditures for mains, services, meters and vehicles. The Board of Directors in November 1996, also approved an additional $24.0 million in capital expenditures in 1997 for a Customer Information System ("CIS") project. The CIS project includes application software, related technology infrastructure and business process changes. Capital expenditures will be financed from internally generated funds and financing activities, as discussed below.

Cash Flows from Financing Activities

     Net cash provided by financing activities totaled $10.8 million for 1996 compared with $1.2 million for 1995 and $7.7 million for 1994. Financing activities during these periods included issuance of common stock, dividend payments, borrowings from banks, and issuance and repayments of long-term debt.

     Cash dividends and distributions paid. The Company paid $15.2 million in cash dividends during 1996 compared with $14.2 million in 1995 and $12.7 million in 1994. The $1.0 million increase over 1995 primarily reflects an increase in the Company's quarterly dividend rate and an increase in the number of shares of common stock outstanding in 1996. Including fiscal

1997, the Company has increased its dividend rate for nine consecutive years.

     Short-term financing activities. At September 30, 1996, the Company had committed lines of credit totaling $90.0 million, $80.0 million of which was unused, in order to provide for short-term cash requirements. These credit facilities are negotiated at least annually. At September 30, 1996, the Company also had uncommitted short-term credit lines of $165.0 million, of which $112.2 million was unused. During 1996, notes payable increased $29.3 million compared with a decrease of $24.6 million during 1995 and an increase of $22.4 million in 1994. The decrease in fiscal 1995 was primarily due to repayment of short-term debt with the proceeds from the issuance of long-term debt in November 1994.

     Long-term financing activities. During the first quarter of fiscal 1997 the Company has been in the process of arranging to borrow $40.0 million under a loan agreement with a bank and has been seeking the necessary regulatory approvals. The term of the loan will be one day less than two years and the rate will be set at current market rates. The proceeds will be used to refinance short-term debt. Pending regulatory approval, the Company expects to complete the transaction in November 1996. Long-term debt payments increased $3.0 million to $7.0 million for the year ended September 30, 1996 compared with the year ended September 30, 1995. Payments of long-term debt in 1996 consisted of a $2.0 million installment on the Company's 9.75% Senior Notes due in December 1996, a $2.0 million installment on the 11.2% Senior Notes and a $3.0 million installment on the 9.76% Senior Notes. Payments of long-term debt in 1995 consisted of a $2.0 million installment on the Company's 9.75% Senior Notes and a $2.0 million installment on the 11.2% Senior Notes. In November 1994, the Company entered into note purchase agreements totaling $40.0 million with two insurance companies and issued $20.0 million of unsecured Senior Notes at 8.07% payable in annual installments of $4.0 million beginning October 31, 2002 through October 31, 2006 with semiannual interest payments and $20.0 million of unsecured Senior Notes at 8.26% payable in annual installments of $1,818,182 beginning October 31, 2004 through October 31, 2014 with semiannual interest payments. No long-term debt was issued in 1996 or 1994. Payments of long-term debt during 1994 consisted of a $3.0 million installment on the Company's 9.75% Senior Notes due in 1996, a $2.0 million installment on the 11.2% Senior Notes, the balance of $3.25 million on the 13.75% Series I First Mortgage Bonds and the balance of $1.6 million on the 13% Series G First Mortgage Bonds. The loan agreements pursuant to which all the Company's Senior Notes have been issued contain covenants by the Company with respect to the maintenance of certain debt-to-equity ratios and cash flows, and restrictions on the payment of dividends. Also see Note 3 of the accompanying notes to consolidated financial statements.

     Issuance of common stock. The Company issued 502,209, 221,946 and 428,264 shares of common stock in 1996, 1995 and

1994, respectively, for its Direct Stock Purchase Plan ("DSPP"), Employee Stock Ownership Plan, Restricted Stock Grant Plan, Outside Directors Stock-for-Fee Plan and Oceana Heights acquisition. See the Consolidated Statements of Shareholders' Equity for the number of shares issued under each of the plans and for the Oceana Heights acquisition. No new shares were issued under the DSPP in 1996 or 1995. Shares purchased by participants in the DSPP in 1996 and 1995 were purchased by the plan on the open market. In 1994, 173,801 shares were issued under the plan, generating proceeds of $3.0 million. At September 30, 1996, 712,596 shares were available for future issuance under the DSPP.

     The Company believes that internally generated funds, its credit facilities and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for 1997.

Seasonality

     The Company's natural gas distribution business is seasonal due to weather conditions in the Company's service areas. Gas sales are affected by winter heating season requirements. Sales to agricultural customers (who use natural gas as fuel in the operation of irrigation pumps) during the period from April through September may be affected by rainfall amounts. These factors generally result in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year.

     The following table sets forth, on an unaudited basis, the Company's quarterly operating revenues, quarterly operating revenues as a percentage of annual operating revenues, quarterly net income (loss) and quarterly net income (loss) as a percentage of annual net income for its past two fiscal years.

                                                        Quarter ended
                                      ---------------------------------------------------
                                       December 31   March 31     June 30    September 30         Total
                                      ------------   ---------    --------   ------------       ----------
                                             (In thousands, except for percentages)
1996
----
  Operating revenues                    $130,468      $191,104      $93,571       $68,601         $483,744
                                              27%           40%          19%           14%             100%
  Net income (loss)                     $  9,233      $ 18,383      $   316       $(3,983)        $ 23,949
                                              39%           77%           1%          (17)%            100%

1995
----
  Operating revenues                    $117,848      $157,294      $84,685       $75,993         $435,820
                                              27%           36%          19%           18%             100%
  Net income (loss)                     $  6,476      $ 13,945      $    82       $(1,630)        $ 18,873
                                              34%           74%           1%           (9)%            100%

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

"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995

    The matters discussed or incorporated by reference in this Report on Form 10-K statements. The forward-looking statements involve risks and uncertainties that affect the Company's operations, markets, services, rates, recovery of costs, availability of gas supply, and other factors as discussed in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive, governmental, weather, and technological factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                        Page no.

Report of independent auditors                               28

Consolidated balance sheets                                  29

Consolidated statements of income                            30

Consolidated statements of shareholders' equity              31

Consolidated statements of cash flows                        32

Notes to consolidated financial statements                   34

Supplementary data (unaudited)                               54

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS


Board of Directors
Atmos Energy Corporation

     We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation at September 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atmos Energy Corporation at September 30,
1996 and 1995, and its consolidated results of operations and its cash flows for each of the three years in the period ended
September 30, 1996 in conformity with generally accepted accounting principles.






                                   Ernst & Young LLP

Dallas, Texas
November 4, 1996

ATMOS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS                    September 30,
                                            1996         1995
                                          --------     --------
ASSETS                          (In thousands, except share data)
Property, plant and equipment             $654,571     $589,801
Construction in progress                    11,867        5,558
                                          --------     --------
                                           666,438      595,359
Less accumulated depreciation and amort.   252,871      232,107
                                          --------     --------
    Net property, plant and equipment      413,567      363,252
Current assets
  Cash and cash equivalents                  3,726        2,294
  Accounts receivable, less allowance
    for doubtful accounts of $716 in
    1996 and $916 in 1995                   25,284       25,690
  Inventories                                7,174        6,747
  Gas stored underground                    14,652       10,758
  Prepayments                                1,489        2,747
                                          --------     --------
     Total current assets                   52,325       48,236
Deferred charges and other assets           35,969       34,295
                                          --------     --------
                                          $501,861     $445,783
CAPITALIZATION AND LIABILITIES            ========     ========
Shareholders' equity
  Common stock, no par value (stated at $.005
    per share); authorized 75,000,000 shares;
    issued and outstanding 1996 - 16,021,321
    shares, 1995 - 15,519,112 shares      $     80     $     78
  Additional paid-in capital               111,206      106,496
  Retained earnings                         61,012       51,704
                                          --------     --------
    Total shareholders' equity             172,298      158,278
Long-term debt                             122,303      131,303
                                          --------     --------
    Total capitalization                   294,601      289,581
Current liabilities
  Current maturities of long-term debt       9,000        7,000
  Notes payable to banks                    62,800       33,500
  Accounts payable                          31,640       24,945
  Taxes payable                              3,584        1,926
  Customers' deposits                        9,858        9,343
  Other current liabilities                 10,674       10,641
                                          --------     --------
    Total current liabilities              127,556       87,355
Deferred income taxes                       39,056       33,120
Deferred credits and other liabilities      40,648       35,727
                                          --------     --------
                                          $501,861     $445,783
                                          ========     ========
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                     Year ended September 30,
                                --------------------------------
                                  1996         1995        1994
                                --------    --------     --------
                            (In thousands, except per share data)

Operating revenues              $483,744    $435,820     $499,808
Purchased gas cost               306,744     268,810      331,571
                                --------    --------     --------
Gross profit                     177,000     167,010      168,237

Operating expenses
  Operation                       82,807      83,431       92,132
  Maintenance                      4,212       4,276        5,888
  Depreciation and amortization   20,849      20,741       18,841
  Taxes, other than income        16,879      16,611       16,808
  Income taxes                    13,310       9,574        8,102
                                --------    --------     --------
    Total operating expenses     138,057     134,633      141,771
                                --------    --------     --------

Operating income                  38,943      32,377       26,466
Other income (expense)
  Interest income                    113         459          168
  Other, net                        (409)       (242)         335
                                --------    --------     --------
    Total other income
      (expense)                     (296)        217          503

Interest charges                  14,698      13,721       12,290
                                --------    --------     --------

Net income                      $ 23,949    $ 18,873     $ 14,679
                                ========    ========     ========
Net income per share            $   1.51    $   1.22     $    .97
                                ========    ========     ========
Cash dividends per share        $    .96    $    .92     $    .88
                                ========    ========     ========
Average shares outstanding        15,892      15,416       15,195
                                ========    ========     ========




See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY
                              Common stock
                           -----------------  Additional
                            Number of  Stated   paid-in Retained
                              shares    value   capital earnings
                           ----------- ------ --------- --------
                            (In thousands, except share data)

Balance, September 30, 1993  14,868,902  $74   $94,279 $45,076
  Net income                          -    -         -  14,679
  Cash dividends ($.88 per
    share)                            -    -         - (12,612)
  GGC distributions                   -    -         -    (120)
  Common stock issued
    Restricted stock
      grant plan                105,000    1     2,134       -
    Direct stock purchase
      plan                      173,801    1     3,037       -
    Employee stock ownership
      plan                      149,463    1     2,713       -
  Other                               -    -       293       -
                             ----------  ---   ------- -------
Balance, September 30, 1994  15,297,166   77   102,456  47,023
  Net income                          -    -         -  18,873
  Cash dividends ($.92
    per share)                        -    -         - (14,192)
  Common stock issued
    Restricted stock
     grant plan                   7,000    -       119       -
    Employee stock
     ownership plan             214,946    1     3,876       -
  Other                               -    -        45       -
                             ----------  ---  -------- -------
Balance, September 30, 1995  15,519,112   78   106,496  51,704
  Net income                          -    -         -  23,949
  Cash dividends ($.96 per
    share)                            -    -         - (15,235)
  Common stock issued
    Restricted stock grant
      plan                       24,800    -       493       -
    Outside directors stock-
      for-fee plan                2,521    -        60       -
    Employee stock ownership
      plan                      161,477    1     3,641       -
    Oceana Heights acquisition  313,411    1       304     594
    Other                             -    -       212       -
                             ----------  ---  -------- -------
Balance, September 30, 1996  16,021,321  $80  $111,206 $61,012
                             ==========  ===  ======== =======
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Year ended September 30,
                                       -------------------------
                                         1996    1995      1994
                                       ------- --------  -------
                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                             $23,949 $18,873   $14,679
Adjustments to reconcile net income
  to net cash provided by operating
  activities
    Depreciation and amortization
      Charged to depreciation and
        amortization                    20,849  20,741    18,841
      Charged to other accounts          3,568   3,592     1,476
  Deferred income taxes                  5,944   2,809       244
  Other                                    493   2,011     2,101
                                       ------- -------   -------
                                        54,803  48,026    37,341
  Change in assets and liabilities
    (Increase) decrease in accounts
      receivable                           406   3,988      (478)
    (Increase) decrease in inventories    (427)   (859)      176
    (Increase) decrease in gas stored
      underground                       (3,894)  1,899     4,946
    (Increase) decrease in prepayments   1,258    (438)    1,931
    Decrease in deferred charges and
      other assets                      (1,674)   (333)   (3,824)
    Increase (decrease) in accounts
      payable                            6,695   2,970    (7,128)
    Increase (decrease) in taxes
      payable                            1,862  (2,766)   (1,314)
    Increase in customers' deposits        515   1,086       395
    Increase in other current
      liabilities                           33   3,603       583
    Increase in deferred credits and
      other liabilities                  4,921   1,326     8,596
                                       ------- -------    -------
    Net cash provided by operating
       activities                       64,498  58,502    41,224

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                 (77,597)(62,927)  (50,355)
  Retirements of property, plant and
    equipment                            3,764   2,749     1,906
                                       ------- -------   -------
    Net cash used in investing
      activities                       (73,833)(60,178)  (48,449)

                          - Continued -

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                       Year ended September 30,
                                        1996     1995     1994
                                      -------- -------- --------
                                             (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in notes
    payable                            $29,300 $(24,600) $22,400
  Proceeds from issuance of
    long-term debt                           -   40,000        -
  Repayment of long-term debt           (7,000)  (4,000)  (9,850)
  Cash dividends and distributions
    paid                               (15,235) (14,192) (12,732)
  Issuance of common stock               3,702    3,996    7,887
                                       -------  -------  -------
    Net cash provided by financing
      activities                        10,767    1,204    7,705
                                       -------  -------  -------
Net increase (decrease) in cash and
  cash equivalents                       1,432     (472)     480
Cash and cash equivalents at
  beginning of year                      2,294    2,766    2,286
                                       -------  -------  -------
Cash and cash equivalents at end
  of year                              $ 3,726  $ 2,294  $ 2,766
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

     Property, plant and equipment - Property, plant and equipment is stated at original cost net of contributions in aid of construction. The cost of additions includes an allowance for funds used during construction and applicable overhead charges. Major renewals and betterments are capitalized, while the costs of maintenance and repairs are charged to expense as incurred. Property, plant and equipment is depreciated at various rates on a straight-line basis over the estimated useful lives of the assets. The composite rates were 3.8% and 4.1% for the years ended September 30, 1996 and 1995, respectively. The decrease in the composite rate in 1996 resulted from the decrease in Kentucky depreciation rates ordered by the Kentucky Public Service Commission as part of the rate case settlement in October 1995. At the time property, plant and equipment is retired, the cost, plus removal expenses and less salvage, is charged to accumulated depreciation.

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

     Deferred charges and other assets - Deferred charges and other assets at September 30, 1996 and 1995 include assets of the Company's qualified defined benefit retirement plans in excess of the plans' obligations in the amounts of $9,970,000 and $9,962,000, respectively, and Company assets related to the nonqualified retirement plans at September 30, 1996 and 1995 of $17,808,000 and $16,510,000, respectively.

     Deferred credits and other liabilities - Deferred credits and other liabilities include customer advances for construction of $8,458,000 and $8,212,000 at September 30, 1996 and 1995,
respectively; obligations under capital leases of $2,769,000 and $2,882,000 at September 30, 1996 and 1995, respectively; and obligations under the Company's nonqualified retirement plans of $18,759,000 and $16,125,000 at September 30, 1996 and 1995,
respectively.

     Earnings per share - The calculation of primary earnings per share is based on reported net income divided by weighted average common shares outstanding. The Company does not have other classes of stock or dilutive common stock equivalents.

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Business combination activity

Agreement to merge with United Cities Gas Company

     In July 1996, the Company announced that it had reached a definitive agreement to merge with United Cities Gas Company ("United Cities") of Brentwood, Tennessee, by means of a tax-free reorganization. The Company will exchange approximately 13.1 million shares of its stock for all of the outstanding stock of United Cities. Atmos will be the surviving corporation. Atmos has agreed to increase the indicated annual dividend to not less than $1.02 per share, for no less than four quarters, at the first Board meeting following the closing of the transaction.
The transaction is expected to be accounted for by the pooling of interests method. The transaction is subject to approval by the United Cities and Atmos shareholders, which approvals were obtained on November 12, 1996. Approval by appropriate regulatory bodies will also be required among other conditions precedent to closing.

     United Cities is a natural gas utility engaged in the distribution and sale of natural gas to approximately 310,000 customers in Tennessee, Illinois, Virginia, Kansas, Missouri, South Carolina, Georgia, and Iowa, and in the sale of propane to approximately 27,000 customers in Tennessee, Virginia and North Carolina. United Cities' assets consist principally of the property, plant and equipment used in its natural gas and propane sales and distribution businesses. Following consummation of the merger, Atmos intends to continue to operate the United Cities business as a division of Atmos, along with Atmos' Energas, Trans La, Western Kentucky, and Greeley divisions. The accompanying consolidated financial statements of the Company do not include the assets, liabilities, or operating results of United Cities.

     On August 1, 1996, Southern Union Company filed a Schedule 13D with the Securities and Exchange Commission reporting that it owns 6.5% of United Cities' outstanding common stock. Subsequently, various lawsuits and complaints were filed by Atmos, United Cities, and Southern Union relating to the purported ownership of the stock by Southern Union, the actions of the United Cities board of directors in approving the merger with Atmos, and certain other matters. On November 2, 1996, all of the parties entered into a settlement agreement that resolved the disputes and requires, among other things, the dismissal of all such lawsuits and complaints.

Acquisition of Greeley Gas Company

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

     Results of operations and net income for the previously separate companies for the period prior to the merger are as follows:

                                              Quarter ended
                                            December 31, 1993
                                            -----------------
                                              (In thousands)

Operating revenues
    Atmos                                        $119,223
    GGC                                            26,278
                                                 --------
                                                 $145,501
                                                 ========
Net income
    Atmos                                        $  5,458
    GGC                                             1,630
                                                 --------
                                                 $  7,088
                                                 ========

     The dividends per share presentation on the consolidated statements of income reflects Atmos dividends declared per share as adjusted for the 3-for-2 stock split in May 1994. The cash dividends per share reflect the per share dividend declared by Atmos Energy Corporation for the year ended September 30, 1994. The restated cash dividends and distributions per share reflect the total amounts paid by Atmos and GGC to their shareholders, divided by the total amount of weighted average shares outstanding as restated for the shares issued to effect the merger between Atmos and GGC and the 3-for-2 stock split in May 1994.

                                                Year ended
                                            September 30, 1994
                                            ------------------

Cash dividends per share                           $.88
                                                   ====

Restated cash dividends and
  distributions per share,
  including GGC                                    $.84
                                                   ====

3. Long-term debt and notes payable

      Long-term debt at September 30, 1996 and 1995 consisted of the following:
                                             1996        1995
                                          ---------    --------
                                              (In thousands)
Unsecured 7.95% Senior Notes, payable
  in annual installments of $1,000
  beginning August 31, 1997 through
  August 31, 2006 with semiannual
  interest payments                       $ 10,000    $ 10,000
Unsecured 9.57% Senior Notes, payable
  in annual installments of $2,000
  beginning September 30, 1997 through
  September 30, 2006 with semiannual
  interest payments                         20,000      20,000
Unsecured 9.76% Senior Notes, payable
  in annual installments of $3,000
  beginning December 30, 1995 through
  December 30, 2004 with semiannual
  interest payments                         27,000      30,000
Unsecured 9.75% Senior Notes, payable
  in varying annual installments
  through December 30, 1996                  1,000       3,000
Unsecured 11.2% Senior Notes, payable
  in annual installments of $2,000
  beginning December 30, 1993 through
  December 30, 2002 with semiannual
  interest payments                         14,000      16,000
First Mortgage Bonds, 9.4% Series J,
  due May 1, 2021                           17,000      17,000
Unsecured 10% Notes, due December 31,
  2011                                       2,303       2,303
Unsecured 8.07% Senior Notes, payable
  in annual installments of $4,000
  beginning October 31, 2002 through
  October 31, 2006 with semiannual
  interest payments                         20,000      20,000
Unsecured 8.26% Senior Notes, payable
  in annual installments of $1,818
  beginning October 31, 2004 through
  October 31, 2014 with semiannual
  interest payments                         20,000      20,000
                                          --------    --------
                                           131,303     138,303
Less amounts classified as current          (9,000)     (7,000)
                                          --------    --------
                                          $122,303    $131,303
                                          ========    ========

     The Company may prepay any of the Senior Notes in whole at any time, subject to a prepayment premium. The note agreements provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after September 30, 1988 may not exceed the sum of 75% of accumulated net income for periods after September 30, 1988 plus $12,000,000 plus the proceeds from the sale of common stock after September 30, 1988. At September 30, 1996, approximately $52,626,000 of shareholders' equity was not so restricted.

     As of September 30, 1996, all of the Company's utility plant assets in Colorado, Kansas and Missouri with a net book value of approximately $74,486,000 are subject to a lien under the 9.4% Series J First Mortgage Bonds assumed by the Company in the acquisition of GGC.

     Based on the borrowing rates currently available to the Company for debt with similar terms and remaining average maturities, the fair value of long-term debt at September 30, 1996 and 1995 is estimated using discounted cash flow analysis to be $140,678,000 and $153,049,000, respectively. It is not currently advantageous for the Company to refinance its long-term debt because of prepayment costs set forth in the various debt agreements.

     Maturities of long-term debt are as follows (in thousands):

     1997                                  $  9,000
     1998                                     8,000
     1999                                     8,000
     2000                                     8,000
     2001                                     8,000
     Thereafter                              90,303
                                           --------
                                           $131,303
                                           ========

Notes payable to banks

     The Company has committed short-term, unsecured bank credit facilities totaling $90,000,000, $80,000,000 of which was unused at September 30, 1996. One facility of $80,000,000 requires a commitment fee of 0.09% on the unused portion. A second facility for $10,000,000 requires a commitment fee of 3/16 of 1% on the unused portion. The committed lines are renewed or renegotiated at least annually.

     The Company also had aggregate uncommitted credit lines of $165,000,000, of which $112,200,000 was unused as of September
30, 1996. The uncommitted lines have varying terms and the Company pays no fee for the availability of the lines.

Borrowings under these lines are made on a when and as-available basis at the discretion of the banks.

     The weighted average interest rates on short-term borrowings outstanding at September 30, 1996 and 1995 were 6.2% and 7.0%, respectively.

4. Income taxes

     The components of income tax expense for 1996, 1995 and 1994 are as follows:
                                    1996        1995      1994
                                  -------      ------    ------
                                           (In thousands)
Current                           $ 7,366      $6,765    $7,858
Deferred                            5,944       2,809       244
                                  -------      ------    ------
                                  $13,310      $9,574    $8,102
                                  =======      ======    ======

     Included in the provision for income taxes are state income taxes of $1,134,000, $506,000, and $328,000 for 1996, 1995, and
1994, respectively.

     Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that give rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 1996 and 1995 are presented below:
                                          1996            1995
                                        -------         -------
                                              (In thousands)
Deferred tax assets
  Costs expensed for book purposes
    and capitalized for tax purposes    $   863         $   872
  Accruals not currently deductible
    for tax purposes                      1,403           1,045
  Customer advances                       2,629           2,020
  Nonqualified benefit plans              7,616           7,107
  Postretirement benefits                 3,184           2,187
  Other, net                              1,348           2,902
                                        -------         -------
    Total deferred tax assets            17,043          16,133

Deferred tax liabilities
    Difference in net book value
      and net tax value of assets        50,799          43,549
  Prepaid pensions                        3,929           4,528
  Other, net                              1,371           1,176
                                        -------         -------
    Total deferred tax liabilities       56,099          49,253
                                        -------         -------
Net deferred tax liabilities            $39,056         $33,120
                                        =======         =======
SFAS No. 109 deferred accounts for
  rate regulated entities (included
  in other deferred credits):
    Liabilities                         $ 2,536         $ 2,580
                                        =======         =======

     Reconciliations of the provisions for income taxes computed at the statutory rate to the reported provisions for income taxes for 1996, 1995 and 1994 are set forth below:

                                           Liability Method
                                      --------------------------
                                       1996      1995      1994
                                     -------   -------   -------
                                             (In thousands)
Tax at statutory rate of 35%         $13,041    $9,956   $ 7,992
Financial expenses, not deductible
  for tax reporting                       63        35       503
Common stock dividends deductible
  for tax reporting                     (684)     (619)     (573)
State taxes                              900       261       328
Other, net                               (10)      (59)     (148)
                                     -------   -------   -------
Provision for income taxes           $13,310    $9,574   $ 8,102
                                     =======   =======   =======

5. Stock split

     On February 9, 1994, the Board of Directors of Atmos ap-proved a 3-for-2 split of its common stock implemented in the form of a stock dividend, which resulted in shareholders receiving one new share for every two shares held. Fractional shares were not issued but were paid in cash or credited to the accounts of participants of the Dividend Reinvestment and Stock Purchase Plan ("DRSPP") and Employee Stock Ownership Plan ("ESOP"). The record date for the split was May 4, 1994 and the payment date for mailing the new shares and cash for fractional shares to shareholders was May 16, 1994. All share and per share amounts in the financial statements and notes thereto have been restated to reflect this split, unless otherwise noted.

6. Common stock and stock options

     At the annual meeting of shareholders on February 8, 1995, the shareholders approved an increase in the number of authorized shares of common stock from 50,000,000 to 75,000,000.

     The Company issued 24,800 shares of its common stock in fiscal 1996 in connection with its Restricted Stock Grant Plan.

     The Company has an Employee Stock Ownership Plan as dis-cussed in Note 7. It issued 161,477 shares under the plan in 1996. The Company has registered 1,600,000 shares for issuance under the plan, of which 713,353 shares were available for future issuance on September 30, 1996.

     In August 1992, the Company announced a Direct Stock Purchase Plan ("DSPP") which was the successor to and replacement for the Dividend Reinvestment Plan ("DRP"). Members of the DRP were automatically enrolled in the DSPP. In November 1993, the Company amended the DSPP to remove the direct stock purchase feature of the plan and to rename the plan the Atmos Energy Corporation Dividend Reinvestment and Stock Purchase Plan. In January 1995, the direct stock purchase feature was reinstated and the name was changed back to the Direct Stock Purchase Plan. Participants in the DSPP may have all or part of their dividends reinvested at a 3% discount from market prices. DSPP participants may purchase additional shares of Company common stock as often as weekly with voluntary cash payments of at least $25, up to an annual maximum of $100,000. At September 30, 1996, 712,596 shares were available for future issuance under the plan.

     On April 27, 1988, the Company adopted a Shareholders' Rights Plan and declared a dividend of one right (a "Right") for each outstanding pre-split share of common stock of the Company, payable to shareholders of record as of May 10, 1988. Each Right will entitle the holder thereof, until the earlier of May 10, 1998 or the date of redemption of the Rights, to buy one share of common stock of the Company at an exercise price of $30 per share, subject to adjustment by the Board of Directors upon the occurrence of certain events. The Rights will be represented by the common stock certificates and are not exercisable or transferable apart from the common stock until a "Distribution Date" (which is defined in the Rights Agreement between the Company and the Rights Agent as the date upon which the Rights become separate from the common stock).

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

     The Company's Restricted Stock Grant Plan for management and key employees of the Company, which became effective October 1, 1987, provides for awards of common stock that are subject to certain restrictions. The plan is administered by the Board of Directors. The members of the Board who are not employees of the Company make the final determinations regarding participation in the plan, awards under the plan, and restrictions on the re-stricted stock awarded. The restricted stock may consist of previously issued shares purchased on the open market or shares issued directly from the Company. The Company registered 600,000 shares (900,000 post-split shares) for issuance under the plan. Compensation expense of $795,000, $1,015,000 and $1,164,000 was recognized in 1996, 1995 and 1994, respectively, in connection with the issuance of shares under the plan. At September 30, 1996, 352,500 shares were available for future award under the plan.

     In November 1994, the Board adopted the Outside Directors Stock-for-Fee Plan, which plan was approved by the shareholders of the Company in February 1995. The plan permits non-employee directors to receive all or part of their annual retainer and meeting fees in stock rather than in cash. The Company has registered 50,000 shares, 47,479 of which were available for future issuance under the plan as of September 30, 1996.

7.   Employee retirement and stock ownership plans

     At September 30, 1996, the Company had three defined benefit pension plans. One covers the Western Kentucky Division employ-ees, one covers the Greeley Gas Division employees, and the third covers all other Atmos employees. The plans provide essentially the same benefits to all employees. Benefits are based on years of service and the employee's compensation during the highest paid five consecutive calendar years within the last 10 years of employment. The Company's funding policy is to contribute annually an amount in accordance with the requirements of the Em-ployee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     The following table sets forth the Atmos plan's funded status at September 30, 1996 and 1995:

                                        1996            1995
                                      --------        --------
                                            (In thousands)
Actuarial present value of benefit
  obligations

  Accumulated benefit obligation,
    including vested benefits of
    $77,089 and $74,967 in 1996
    and 1995, respectively            $(77,513)       $(75,529)
                                      ========        ========
  Projected benefit obligation        $(86,571)       $(84,182)
  Plan assets at fair value             90,157          82,464
                                      --------        --------
  Funded status                          3,586          (1,718)
  Unrecognized net asset being
    recognized over 15 years              (198)           (416)
  Unrecognized prior service cost       (1,359)         (1,812)
  Unrecognized net (gain) loss          (3,086)          3,514
                                      --------        --------
  Accrued pension cost                $ (1,057)       $   (432)
                                      ========        ========

     Net periodic pension cost for the Atmos plan for 1996, 1995 and 1994 included the following components:

                                   1996        1995        1994
                                 -------      ------      ------
                                           (In thousands)
Service cost                     $ 2,235     $ 1,862      $1,846
Interest cost on projected
  benefit obligation               6,434       6,060       5,614
Actual return on plan assets     (11,342)    (12,200)       (955)
Net amortization and deferral      3,298       5,007      (5,778)
                                 -------      ------      ------
Net periodic pension cost        $   625     $   729      $  727
                                 =======      ======      ======

     The following table sets forth the Western Kentucky Gas
Division plan's funded status at September 30, 1996 and 1995:

                                        1996            1995
                                     ---------       ---------
                                           (In thousands)
Actuarial present value of benefit
  obligations

  Accumulated benefit obligation,
    including vested benefits of
    $30,934 and $27,236 in 1996
    and 1995, respectively            $(30,983)       $(27,262)
                                      ========        ========
  Projected benefit obligation        $(35,673)       $(31,642)
  Plan assets at fair value             46,478          42,216
                                      --------        --------
  Funded status                         10,805          10,574
  Unrecognized prior service cost        4,829           2,855
  Unrecognized net gain                 (4,361)         (2,468)
                                      --------        --------
  Prepaid pension cost                $ 11,273        $ 10,961
                                      ========        ========

     Net periodic pension cost for 1996, 1995 and 1994 included the following components:

                                  1996        1995        1994
                                --------    --------    --------
                                         (In thousands)

Service cost                    $    672    $    706    $    729
Interest cost                      2,431       2,306       2,160
Actual return on plan assets      (5,771)     (6,355)        324
Net amortization and deferral      2,356       3,399      (3,097)
                                --------    --------    --------
Net periodic pension cost
  (benefit)                     $   (312)   $     56    $    116
                                ========    ========    ========


     The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligations of the Atmos and WKG retirement plans was 7.5% at June 30, 1996 and 1995. The rate of increase in future compensation levels reflected in such determination was 4.0% for the years ended September 30, 1996 and 1995. The expected long-term rate of return on plan assets was 9.5%, 10.0% and 9.5% for the years ended September 30, 1996, 1995 and 1994, respectively. The plan assets consist primarily of investments in common stocks, interest bearing securities and interests in commingled pension trust funds. Prepaid pension cost is included in deferred charges and other assets.

     The following table sets forth the Greeley Gas Division plan's funded status at September 30, 1996 and 1995:

                                        1996            1995
                                      --------        --------
                                            (In thousands)
Actuarial present value of benefit
  obligations

  Accumulated benefit obligation,
    including vested benefits of
    $15,110 and $13,134 in 1996
    and 1995, respectively            $(15,252)       $(13,385)
                                      ========        ========
  Projected benefit obligation        $(17,666)       $(15,148)
  Plan assets at fair value             16,086          14,607
                                      --------        --------
  Funded status                         (1,580)           (541)
  Unrecognized net asset being
    recognized over 15 years            (1,521)         (1,810)
  Unrecognized prior service cost        1,480             419
  Unrecognized net loss                  1,375           1,370
                                      --------        --------
  Accrued pension cost                $   (246)       $   (562)
                                      ========        ========

     Net periodic pension cost (credit) for the Greeley Gas
Division plan for 1996, 1995 and 1994 included the following components:

                                   1996        1995        1994
                                  ------     -------     -------
                                           (In thousands)
Service cost                      $  453     $   328     $   486
Interest cost on projected
  benefit obligation               1,185       1,208       1,039
Actual return on plan assets      (2,390)     (2,530)        441
Net amortization and deferral        810       1,217      (1,795)
                                  ------     -------     -------
Net periodic pension cost         $   58     $   223     $   171
                                  ======     =======     =======

     Accumulated plan benefits were computed using the Projected Unit Credit funding method. The discount rate and rate of in-crease in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7.5% and 4.0% in both 1996 and 1995. The expected long-term rate of return on plan assets was 9.5%, 10.0% and 9.5% in 1996, 1995 and 1994, respectively. Plan assets consist primarily of corporate bonds, equity securities, mutual funds, partnership interests, and other miscellaneous investments. The actual return on plan assets in 1994 resulted in a loss of $441,000 due to writedowns of certain plan assets to reflect current market value.

     Effective October 1, 1987, the Company adopted a nonquali-fied Supplemental Executive Benefits Plan ("Supplemental Plan") which provides additional pension, disability and death benefits to the officers and certain other employees of the Company. Expense recognized in connection with the Supplemental Plan during fiscal 1996, 1995 and 1994 was $2,708,000, $2,158,000 and
$2,062,000, respectively.

     The Company sponsors an Employee Stock Ownership Plan. Full time employees who have completed one year of service, as defined in the plan, are eligible to participate. Each participant enters into a salary reduction agreement with the Company pursuant to which the participant's salary is reduced by an amount not less than 2% nor more than 10%. Taxes on the amount by which the participant's salary is reduced are deferred pursuant to Section 401(k) of the Internal Revenue Code. The amount of the salary reduction is contributed by the Company to the ESOP for the account of the participant. The Company may make a matching contribution for the account of the participant in an amount determined each year by the Board of Directors, which amount must be at least equal to 25% of all or a portion of the participant's salary reduction. For the 1996 plan year, the Board of Directors elected to match 100% of each participant's salary reduction contribution up to 4% of the participant's salary. Matching contributions to the ESOP amounted to $1,944,000, $1,977,000, and $1,780,000 for 1996, 1995 and 1994,
respectively. The Directors may also approve discretionary contributions, subject to the provisions of the Internal Revenue Code of 1986 and applicable regulations of the Internal Revenue Service. The Company recorded a charge of $1,500,000 for a discretionary contribution in the year ended September 30, 1996. Company contributions to the plan are expensed as incurred.

     Effective January 1, 1988, the Greeley Gas Division adopted a 401(k) plan that covered substantially all the Greeley Gas Division employees. Total employer contributions to the 401(k) plan were $141,000 for the period ended September 30, 1994. Contributions to the plan were discontinued on March 31, 1994 and participants were enrolled in the Atmos ESOP on April 1, 1994.

8.   Other postretirement benefits

     In addition to providing pension benefits, the Company provides certain other postretirement benefits for retired employees, the major benefit being health care. Prior to 1994, the cost of other postretirement benefits was recognized by expensing claims and annual insurance premiums as incurred.

     Effective October 1, 1993, the Company adopted Financial Accounting Standards No. 106 ("SFAS No. 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions".
SFAS No. 106 focuses principally on postretirement health care benefits and significantly changed the practice of accounting for postretirement benefits on a pay-as-you-go basis by requiring accrual of such benefit costs on an actuarial basis from the date each employee reaches age 45 until the date of full eligibility for such benefits. The Company is amortizing on a straight line basis the initial transition obligation of $33,354,000 over 20 years. The effect of adopting the new rules increased net periodic postretirement benefits cost for the year ended September 30, 1994 by $3,789,000 and decreased net income by $2,440,000. Approximately $746,000 of this increased cost was recovered through rates during 1994.

     Atmos sponsors two defined benefit postretirement plans other than pensions. One plan provides medical, dental, and vision benefits to retired employees of Greeley Gas Company. The other offers medical benefits to all other retired Atmos employees. Substantially all of the Company's employees may become eligible for these benefits if they reach retirement age while working for the Company and attain 10 consecutive years of service after age 45. Participant contributions are required under these plans. Prior to June 1994, the plans were not funded. In June 1994, the Company made its first quarterly payment to the external trust set up to fund SFAS No. 106 costs in excess of the pay-as-you-go cost in Kansas in accordance with an order of the Kansas Corporation Commission. In April, 1995 it began external funding in Colorado in accordance with an order of the Colorado Public Utility Commission. The amount of funding will ultimately depend upon the ratemaking treatment allowed in the Company's various rate jurisdictions.

     The components of net periodic postretirement benefits cost for each of the years ended September 30, 1996, 1995 and 1994 are as follows:

                                    1996       1995       1994
                                   ------     ------     ------
                                          (In thousands)

Service cost                      $1,469      $1,497     $1,817
Interest cost                      2,224       2,322      2,269
Actual return on plan assets         (39)        (18)         -
Amortization of transition
  obligation                       1,550       1,549      1,668
Net amortization and deferral        (80)       (150)         -
                                  ------      ------     ------
Net periodic postretirement
  benefits cost                   $5,124      $5,200     $5,754
                                  ======      ======     ======

     The following is a reconciliation of the funded status of the plans to the net postretirement benefits liability on the balance sheet as of September 30, 1996 and 1995:

                                                1996      1995
                                             --------   --------
                                                (In thousands)

Accumulated postretirement
  benefits obligation
    Retirees                                 $(19,849)  $(20,402)
    Fully eligible employees                   (6,426)    (5,906)
    Other employees                            (4,644)    (4,468)
                                             --------   --------
                                              (30,919)   (30,776)

Plan assets                                       927        594
                                             --------   --------
Accumulated postretirement benefits
  obligation in excess of plan assets         (29,992)   (30,182)
Unrecognized net gain                          (4,775)    (3,807)
Unrecognized transition obligation             26,342     27,892
                                             --------   --------
Accrued postretirement benefits liability    $ (8,425)  $ (6,097)
                                             ========   ========

     In the latest actuarial calculation of the accrued postre-tirement benefits liability, the assumed health care cost trend rate used to estimate the cost of postretirement benefits was 8.0% for 1996, 7.5% for 1997 and is assumed to decrease gradually to 5.0% by 2000 and remain at that level thereafter. Similarly, the dental trend rate was 7.0% for 1996 at which time dental benefits were discontinued. The trend for vision benefits is assumed to remain level for all years at 4.5%. The effect of a 1% increase in the assumed health care cost trend rate for each future year is $344,000 and $353,000 on the annual aggregate of the service and interest cost components of net periodic postret-irement benefit costs and $2,377,000 and $2,355,000 on the accumulated postretirement benefits obligation as of September 30, 1996 and 1995, respectively. The assumed discount rate, the rate at which liabilities could be settled, was 7.5% as of September 30, 1996 and 1995.

     The Company is currently recovering other postretirement benefits ("OPEB") costs through its regulated rates under SFAS No. 106 accrual accounting in Colorado, Kansas, the majority of its Texas service area and in Kentucky (effective November 1,
1995). It receives rate treatment as a cost of service item for OPEB costs on the pay-as-you-go basis in Louisiana. Management believes that accrual accounting in accordance with SFAS No. 106 is appropriate and will continue to seek rate recovery of accrual-based expenses in its ratemaking jurisdictions that have not yet approved the recovery of these expenses.

9.   Postemployment benefits

     The Company also provides postemployment benefits, primarily workers' compensation, to former or inactive employees after employment but before retirement. Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits" ("SFAS No. 112"). SFAS No. 112 requires that certain benefits provided to former or inactive employees, after employment but before retirement, such as workers' compensation, disability benefits and health care continuation coverage be accrued if attributable to the employees' prior service. Prior to October 1, 1994, such postemployment benefit costs were recorded and recovered in rates on the pay-as-you-go basis. Both the cumulative effect of adopting SFAS No. 112, as well as the effect of the new standard upon the recurring expense being recognized for these benefits in 1996 and 1995, were not material.

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

     On July 14, 1995, the Louisiana Commission entered an order approving a settlement with the Company and TLIG in connection with its investigation of the costs included in the Trans La Division's purchased gas adjustment component in its rates. The order exonerated the Company of any wrongdoing or manipulation of the cost of gas component of its gas rate to residential and commercial customers. In the settlement, the Company agreed to refund approximately $541,000 plus interest to the Trans La Division's customers over a two-year period due to certain issues related to the calculation of the weighted average cost of gas. The refund totaling approximately $1,016,000, which includes interest calculated through October 1, 1995, began in September 1995 and will be credited to customer bills along with interest that accrues after October 1, 1995. The Company refunded $533,000 under the settlement for the twelve months ended September 30, 1996. Most of the issues that generated the refunds arose before Trans Louisiana Gas Company was acquired by the Company in 1986.

     The Greeley Gas Company Division of the Company is a defendant in several lawsuits filed as a result of a fire in a building in Steamboat Springs, Colorado on February 3, 1994. The plaintiffs claim that the fire resulted from a leak in a severed gas service line owned by the Greeley Division. On January 12, 1996, the jury awarded the plaintiffs approximately $2.5 million in compensatory damages and approximately $2.5 million in punitive damages. The jury assessed the Company with liability for all of the damages awarded. The Company has filed a Notice of Appeal with the Colorado Court of Appeals with respect to this case. The Company has adequate insurance to cover the compensatory damages awarded. The Company's insurance carrier informed the Company that, based upon a recent Colorado Court ruling, the punitive damages awarded against the Company cannot be covered by the Company's insurance policy. The Company is reviewing the position of the insurance carrier with respect to coverage of punitive damages. The Company believes it has meritorious issues for an appeal but cannot assess, at this time, the likelihood of success in the appeal.

     From time to time, claims are made and lawsuits are filed against the Company arising out of the ordinary business of the Company. In the opinion of the Company's management, liabilities, if any, arising from these actions are either covered by insurance, adequately reserved for by the Company or would not have a material adverse effect on the financial condition of the Company.

11.  Statement of cash flows

     Supplemental disclosures of cash flow information for 1996, 1995 and 1994 are presented below:

                                    1996       1995       1994
                                  -------     -------    -------
                                           (In thousands)
Cash paid for
  Interest                        $15,717     $11,503     $12,756
  Income taxes                      6,679      10,123       6,352

12.  Leases

     The Company has entered into noncancelable leases involving office space and warehouse space. The remaining lease terms range from one to 20 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Net property, plant and equipment included amounts for capital leases of $2,511,000 and $2,694,000 at September 30, 1996 and 1995,
respectively.

     The related future minimum lease payments at September 30, 1996 were as follows:
                                          Capital      Operating
                                           leases        leases
                                         --------       --------
                                              (In thousands)

    1997                                   $  568        $ 7,725
    1998                                      568          7,216
    1999                                      568          7,190
    2000                                      568          7,178
    2001                                      568          7,050
    Thereafter                              2,847         52,314
                                           ------        -------
    Total minimum lease payments            5,687        $88,673
                                                         =======
    Less amount representing interest      (2,918)
                                           ------
    Present value of net minimum
      lease payments                       $2,769
                                           ======

     Consolidated rent expense amounted to $7,448,000, $6,643,000 and $6,490,000 for fiscal 1996, 1995 and 1994, respectively. Rents for the regulated business are expensed and the Company receives rate treatment as a cost of service on a pay-as-you-go basis.

SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data are presented below. The sum of net income per share by quarter may not equal the net income per share for the year due to variations in the weighted average shares outstanding used in computing such amounts.

                                                            Quarter ended
                          ---------------------------------------------------------------------------------
                              December 31,           March 31,               June 30,          September 30,
                           -----------------     -----------------      -----------------    ----------------
                              1995     1994        1996      1995         1996      1995       1996     1995
                           -------- --------     -------- --------      -------- --------    -------  -------
                                             (In thousands, except per share data)

Operating revenues         $130,468 $117,848     $191,104 $157,294       $93,571 $84,685     $68,601  $75,993
Gross profit                 50,725   43,482       65,394   59,577        33,776  34,069      27,105   29,882
Operating income (loss)      12,945    9,786       22,172   17,689         4,059   2,987        (233)   1,915
Net income (loss)             9,233    6,476       18,383   13,945           316      82      (3,983)  (1,630)
Net income (loss) per
  share                         .59      .42         1.15      .91           .02     .01        (.25)    (.11)


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None

                             PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS OF THE REGISTRANT

     Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on February 12, 1997.

     Information regarding executive officers is included in Part
I.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on February 12, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on February 12, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on February 12, 1997.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) 1 and 2. Financial statements and financial statement schedules.

     The financial statements listed in the accompanying Index to Financial Statements are filed as part of this annual report. No financial statement schedules are required in this filing.

  3. Exhibits

     The exhibits listed in the accompanying Exhibits Index are filed as part of this annual report. The exhibits numbered
10.18(a) through 10.25(c) and 10.27 are management contracts or compensatory plans or arrangements.

(b)  Reports on Form 8-K

     The Company filed a Form 8-K Current Report on July 24, 1996 reporting under Item 5, Other Events, that on July 19, 1996 it had entered into a definitive Agreement and Plan of Reorganization with United Cities Gas Company ("United Cities") whereby United Cities would merge with and into Atmos. Financial statements were not filed at that time.

                  INDEX TO FINANCIAL STATEMENTS
                     (Item 8, 14(a) 1 and 2)

                                                            Page
                                                           Number

Independent auditors' report                                   28

Financial statements:
   Consolidated balance sheets at September 30,
     1996 and 1995                                             29

   Consolidated statements of income for the
     years ended September 30, 1996, 1995 and 1994             30

   Consolidated statements of shareholders'
     equity for the years ended September 30,
     1996, 1995 and 1994                                       31

   Consolidated statements of cash flows for the years
     ended September 30, 1996, 1995 and 1994                   32

   Notes to consolidated financial statements               34-53


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


                                     ATMOS ENERGY CORPORATION
                                           (Registrant)

                                    By    /s/ James F. Purser
                                        ----------------------
                                              James F. Purser
                                    Executive Vice President and
                                       Chief Financial Officer

Date:   November 13, 1996


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


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


 /s/ Charles K. Vaughan      Chairman of        November 13, 1996
-------------------------    the Board
    Charles K. Vaughan



 /s/ Robert F. Stephens      President and      November 13, 1996
-------------------------    Chief Operating
    Robert F. Stephens       Officer, Director

 /s/ James F. Purser         Executive Vice     November 13, 1996
-------------------------    President and
    James F. Purser          Chief Financial
                             Officer, Director



 /s/ David L. Bickerstaff    Vice President     November 13, 1996
-------------------------    and Controller
    David L. Bickerstaff     (Principal
                             accounting officer)



 /s/ Travis W. Bain, II      Director           November 13, 1996
-------------------------
    Travis W. Bain, II



 /s/ Dan Busbee              Director           November 13, 1996
-------------------------
    Dan Busbee



 /s/ Thomas C. Meredith      Director           November 13, 1996
-------------------------
    Thomas C. Meredith




 /s/ Phillip E. Nichol       Director           November 13, 1996
-------------------------
    Phillip E. Nichol




 /s/ John W. Norris, Jr.     Director           November 13, 1996
-------------------------
    John W. Norris, Jr.




 /s/ Carl S. Quinn           Director           November 13, 1996
-------------------------
    Carl S. Quinn

 /s/ Lee E. Schlessman       Director           November 13, 1996
-------------------------
    Lee E. Schlessman




 /s/ Richard Ware II         Director           November 13, 1996
-------------------------
    Richard Ware II

                           EXHIBITS INDEX
                          Item 14. (a) (3)

                                                         Page Number or
  Exhibit                                               Incorporation by
  Number                  Description                     Reference to
 --------    ------------------------------------  -------------------------

   3.1       Restated Articles of Incorporation,   Exhibit 3.1 of Form 10-K
             as amended as of February 9, 1995     for fiscal year ended
                                                   September 30, 1995
                                                   (File No. 1-10042)

   3.2       By-Laws of Atmos Energy Corporation   Exhibit 3.2 of Form 10-K
             (As amended as of November 9, 1994)   for fiscal year ended
                                                   September 30, 1995
                                                   (File No. 1-10042)

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

   10.18(a)  *Severance Agreement dated April 1,   Exhibit 10.3 of Form 10-Q
             1995 between the Company and J.       for quarter ended June
             Charles                               30, 1995 (File No. 1-
             Goodman                               10042)

   10.18(b)  *Severance Agreement amended and      Exhibit 10(r)(ii) of Form
   (i)       restated as of August 8, 1991,        10-K for fiscal year
             between the Company and Robert F.     ended September 30, 1991
             Stephens                              (File No. 1-10042)

   10.18(b)  *Letter dated May 3, 1995 amending    Exhibit 10.1 of Form 10-Q
   (ii)      the severance agreement between the   for quarter ended June
             Company and Robert F. Stephens        30, 1995 (File No. 1-
                                                   10042)

   10.18(c)  *Severance Agreement amended and      Exhibit 10(r)(iii) of
             restated as of August 8, 1991,        Form 10-K for fiscal year
             between the Company and Don E. James  ended September 30, 1991
                                                   (File No. 1-10042)

   10.18(d)  *Severance Agreement amended and      Exhibit 10(r)(iv) of Form
             restated as of August 8, 1991,        10-K for fiscal year
             between the Company and James F.      ended September 30, 1991
             Purser                                (File No. 1-10042)

                                                         Page Number or
    Exhibit                                             Incorporation by
    Number                Description                     Reference to
   --------  ------------------------------------  -------------------------

   10.18(e)  *Severance Agreement dated August     Exhibit 10.18(g) of Form
             11, 1993, between the Company and     10-K for fiscal year
             H.F. Harber                           ended September 30, 1993
                                                   (File No. 1-10042)

   10.18(f)  *Severance Agreement dated May 3,     Exhibit 10.2 of Form 10-Q
             1995 between the Company and Mary S.  for quarter ended June
             Lovell                                30, 1995 (File No. 1-
                                                   10042)
   10.18(g)  *Severance Agreement dated August
             14, 1996, between the Company and
             Glen A. Blanscet

   10.19(a)  *The Atmos Energy Corporation         Exhibit (10)(t) of Form
             Supplemental Executive Benefits       10-K for fiscal year
             Plan, effective October 1, 1987,      ended September 30, 1992
             Restated as of November 11, 1992      (File No. 1-10042)

   10.19(b)  *Amendment No. 1 to the Atmos Energy  Exhibit 10.3 of Form 10-Q
             Corporation Supplemental Executive    for quarter ended
             Benefits Plan (Restated as of         December 31, 1996 (File
             November 11, 1992)                    No. 1-10042)

   10.19(c)  *Amendment No. 2 to the Atmos Energy  Exhibit 10.2 of Form 10-Q
             Corporation Supplemental Executive    for quarter ended June
             Benefits Plan (Restated as of         30, 1996 (File No. 1-
             November 11, 1992)                    10042)
   10.20(a)  *Atmos Energy Corporation Restricted  Exhibit 10.1 of Form 10-Q
             Stock Grant Plan (Restated as of      for the quarter ended
             November 9, 1994)                     December 31, 1995 (File
                                                   No. 1-10042)

   10.20(b)  *Amendment No. 1 to the Atmos Energy  Exhibit 10.1 of Form 10-Q
             Corporation Restricted Stock Grant    for the quarter ended
             Plan (Restated as of November 9,      December 31, 1995 (File
             1994)                                 No. 1-10042)

   10.21     *Atmos Energy Corporation Annual      Exhibit 10(x) of Form 10-
             Performance Bonus Plan for Corporate K for fiscal year ended Officers, restated as of November 8, September 30, 1990 (File
             1989                                  No. 1-10042)

   10.22     *Atmos Energy Corporation Mini-Med
             Plan, as restated effective July 1,
             1996

   10.23     *Atmos Energy Corporation Deferred    Exhibit 10(x) of Form 10-
             Compensation Plan for Outside         K for fiscal year ended
             Directors                             September 30, 1992 (File
                                                   No. 1-10042)

                                                         Page Number or
    Exhibit                                             Incorporation by
    Number                Description                     Reference to
   --------  ------------------------------------  -------------------------

   10.24     *Atmos Energy Corporation Retirement  Exhibit 10(y) of Form 10-
             Plan for Outside Directors            K for fiscal year ended
                                                   September 30, 1992 (File
                                                   No. 1-10042)

   10.25(a)  *Description of Car Allowance         Exhibit 10.26(a) of Form
             Payments                              10-K for fiscal year
                                                   ended September 30, 1993
                                                   (File No. 1-10042)

   10.25(b)  *Description of Financial and Estate  Exhibit 10.26(b) of Form
             Planning Program                      10-K for fiscal year
                                                   ended September 30, 1993
                                                   (File No. 1-10042)

   10.25(c)  *Description of Sporting Events       Exhibit 10.26(c) of Form
             Program                               10-K for fiscal year
                                                   ended September 30, 1993
                                                   (File No. 1-10042)

   10.26(a)  Seventh Supplemental Indenture,       Exhibit 10.1 of Form 10-Q
             dated as of October 1, 1983 between   for quarter ended June
             Greeley Gas Company ("The Greeley     30, 1994 (File No. 1-
             Gas Division") and the Central Bank   10042)
             of Denver, N.A. ("Central Bank")

   10.26(b)  Ninth Supplemental Indenture, dated   Exhibit 10.2 of Form 10-Q
             as of April 1, 1991, between The      for quarter ended June
             Greeley Gas Division and Central      30, 1994 (File No. 1-
             Bank                                  10042)

   10.26(c)  Bond Purchase Agreement, dated as of  Exhibit 10.3 of Form 10-Q
             April 1, 1991, between The Greeley    for quarter ended June
             Gas Division and Central Bank         30, 1994 (File No. 1-
                                                   10042)

   10.26(d)  Tenth Supplemental Indenture, dated   Exhibit 10.4 of Form 10-Q
             as of December 1, 1993, between the   for quarter ended June
             Company and Colorado National Bank,   30, 1994 (File No. 1-
             formerly Central Bank                 10042)

   10.27     *The Atmos Energy Corporation         Exhibit 4.5 of Form S-8
             Outside Directors Stock-for-Fee Plan  for Atmos' Outside
                                                   Directors Stock-for-Fee
                                                   Plan filed February 14,
                                                   1995 (Registration  No.
                                                   33-57695)

                                                         Page Number or
    Exhibit                                             Incorporation by
    Number                Description                     Reference to
   --------  ------------------------------------  -------------------------

   10.28(a)  Agreement and Plan of Reorganization  Exhibit 2.1 of Form S-4
             dated July 19, 1996, by and between   filed October 4, 1996
             the Registrant and United Cities Gas
             Company

   10.28(b)  Amendment No. 1 to Agreement and      Exhibit 2.1(a) of Form S-
             Plan of Reorganization dated October  4 filed October 4, 1996
             3, 1996

   11        Not applicable

   12        Not applicable

   13        Not applicable

   16        Not applicable

   18        Not applicable

   21        Subsidiaries of the registrant

   22        Not applicable

   23        Consent of independent auditors

   24        Power of Attorney                     Signature page of Form
                                                   10-K for fiscal year
                                                   ended September 30, 1996

   27        Financial Data Schedule for Atmos
             for year ended September 30, 1996

   28        Not applicable

   99.1      Standstill Agreement, dated as of     Exhibit 99.1 of Form 8-K
             July 13, 1996, between Atmos Energy   dated July 19, 1996
             Corporation and United Cities Gas
             Company
   99.2      Agreement between Atmos Energy        Exhibit 99.2 of Form 8-K
             Corporation, United Cities Gas        dated November 2, 1996
             Company and Southern Union Company
             dated November 2, 1996


       --------------------------
     * This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."