Form 10-Q
period 1996-12-31
ATMOS ENERGY CORP
filed 1997-02-12
CIK 731802

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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


                                (972) 934-9227
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  . No     .

Number of shares outstanding of each of the issuer's classes of common stock, as of February 3, 1997.

                 Class                        Shares Outstanding
                 -----                        ------------------
              No Par Value                        16,135,496

PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements
                           ATMOS ENERGY CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (In thousands, except share data)

                                          December 31,  September 30,
                                              1996          1996
                                          ------------  -------------
ASSETS
Property, plant and equipment                $682,943       $666,438
 Less accum. depreciation and amort.          260,752        252,871
                                             --------       --------
 Net property, plant and equipment            422,191        413,567
Current assets
 Cash and cash equivalents                      5,694          3,726
 Accounts receivable, net                      89,869         25,284
 Inventories                                    7,296          7,174
 Gas stored underground                        13,085         14,652
 Prepayments                                    2,150          1,489
                                             --------       --------
  Total current assets                        118,094         52,325
Deferred charges and other assets              37,849         35,969
                                             --------       --------
                                             $578,134       $501,861
                                             ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
 Common stock outstanding: 16,118,336
  shares at 12/31/96 and 16,021,321
  shares at 9/30/96                          $     80       $     80
 Additional paid-in capital                   113,493        111,206
 Retained earnings                             65,892         61,012
                                             --------       --------
  Total shareholders' equity                  179,465        172,298
Long-term debt                                157,303        122,303
                                             --------       --------
  Total capitalization                        336,768        294,601
Current liabilities
 Current maturities of long-term debt           8,000          9,000
 Notes payable to banks                        52,300         62,800
 Accounts payable                              67,710         31,640
 Taxes payable                                  7,729          3,584
 Customers' deposits                           10,257          9,858
 Other current liabilities                     14,229         10,674
                                             --------       --------
  Total current liabilities                   160,225        127,556
Deferred income taxes                          39,866         39,056
Deferred credits and other liabilities         41,275         40,648
                                             --------       --------
                                             $578,134       $501,861
                                             ========       ========

See accompanying notes to condensed consolidated financial statements.

                    ATMOS ENERGY CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (In thousands, except per share data)


                          Three months ended      Twelve months ended
                              December 31,            December 31,
                          -------------------    --------------------
                            1996      1995         1996        1995
                          --------  --------     ---------   --------
Operating revenues        $157,653  $130,468     $510,929    $448,440
Purchased gas cost         105,977    79,743      332,978     274,187
                          --------  --------     --------    --------
 Gross profit               51,676    50,725      177,951     174,253

Operating expenses
 Operation                  21,417    21,721       82,503      85,344
 Maintenance                   908     1,075        4,045       4,347
 Depreciation and
   amortization              6,225     5,591       21,483      21,172
 Taxes, other than
   income                    4,882     4,198       17,563      16,731
 Income taxes                5,225     5,195       13,340      11,123
                          --------  --------     --------    --------
  Total operating
    expenses                38,657    37,780      138,934     138,717
                          --------  --------     --------    --------
Operating income            13,019    12,945       39,017      35,536

Other income (expense)          89       160         (367)        238

Interest charges, net        4,216     3,872       15,042      14,144
                          --------  --------     --------    --------

Net income                $  8,892  $  9,233     $ 23,608    $ 21,630
                          ========  ========     ========    ========

Net income per share      $.    55  $    .59     $   1.48    $   1.40
                          ========  ========     ========    ========

Cash dividends per
 share                    $    .25  $    .24     $    .97    $    .93
                          ========  ========     ========    ========

Average shares
 outstanding                16,055    15,674       15,988      15,503
                          ========  ========     ========    ========




See accompanying notes to condensed consolidated financial statements.

                           ATMOS ENERGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                             Three months ended
                                                 December 31,
                                               1996       1995
                                             --------   --------
Cash Flows From Operating Activities
 Net income                                  $  8,892   $  9,233
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
  Depreciation and amortization
   Charged to depreciation and
    amortization                                6,225      5,591
   Charged to other accounts                      966        120
  Deferred income taxes (benefit)                 810        793
  Other                                            83         98
                                             --------   --------
                                               16,976     15,835
  Net change in operating assets and
   liabilities                                (20,968)    (4,221)
                                             --------   --------
  Net cash provided (used) by
   operating activities                        (3,992)    11,614

Cash Flows From Investing Activities
 Retirements of property, plant and
  equipment                                       (90)     4,064
 Capital expenditures                         (15,725)   (19,161)
                                             --------   --------
  Net cash used in investing activities       (15,815)   (15,097)

Cash Flows From Financing Activities
 Net increase (decrease) in notes
  payable to banks                            (10,500)     7,200
 Cash dividends paid                           (4,012)    (3,739)
 Issuance of long-term debt                    40,000          -
 Repayment of long-term debt                   (6,000)         -
 Issuance of common stock                       2,287      2,352
                                             --------   --------
  Net cash provided by financing
   activities                                  21,775      5,813
                                             --------   --------
Net increase in cash and cash equivalents       1,968      2,330
Cash and cash equivalents at beginning
 of period                                      3,726      2,294
                                             --------   --------
Cash and cash equivalents at end
 of period                                   $  5,694   $  4,624
                                             ========   ========

See accompanying notes to condensed consolidated financial statements.

                           ATMOS ENERGY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               December 31, 1996


1.   Unaudited interim financial information

In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other fac tors, the results of operations for the three month period ended December 31, 1996 are not indicative of expected results of operations for the year ending September 30, 1997. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation ("Atmos" or the "Company") in its 1996 annual report to shareholders. The condensed consolidated balance sheet of Atmos, as of December 31, 1996, and the related condensed consolidated statements of income for the three-month and twelve-month periods ended December 31, 1996 and 1995, and condensed consolidated statements of cash flows for the three-month periods ended December 31, 1996 and 1995, included herein have been subjected to a review by Ernst & Young LLP, the Company's independent accountants, whose report is included herein.

Common stock - As of December 31, 1996, the Company had 75,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 16,118,336 shares outstanding.

2.   Business Combination

Agreement to Merge with United Cities Gas Company

In July 1996, the Company announced that it had reached a definitive agreement with United Cities Gas Company ("United Cities") of Brentwood, Tennessee, wherein United Cities will be merged with and into Atmos, by means of a tax-free reorganization. The Company will exchange approximately 13.4 million shares of its common stock for all of the issued and outstanding common stock of United Cities. Atmos will be the surviving corporation. Atmos has agreed to increase the indicated annual dividend to not less than $1.02 per share, for no less than four quarters, at the first Board meeting following the closing of the transaction. The transaction is expected to be accounted for by the pooling of interests method. The merger was approved by both the United Cities and Atmos shareholders in November 1996. As of February 5, 1997, the companies have obtained the required regulatory approvals for the merger from all states except Illinois, Missouri, Kansas, South Carolina and Virginia. Stipulations are being prepared for presentation to the utility commissions in Missouri and Kansas which could result in approvals in February 1997. The Company presented testimony to the Illinois Commission on February 4, 1997. Some issues must be resolved before the Illinois Commission will approve the merger. The South Carolina Commission voted to approve the merger on January 15, 1997, and the Company is awaiting the issuance of an order. A hearing is scheduled in Virginia on February 11, 1997. The Company is not aware of any opposition to the merger in Virginia.

United Cities is a natural gas utility company engaged in the distribution and sale of natural gas to approximately 314,000 customers in Tennessee, Illinois, Virginia, Kansas, Missouri, South Carolina, Georgia, and Iowa, and in the sale of propane to approximately 27,000 customers in Tennessee, Virginia and North Carolina. United Cities' assets primarily consist of the property, plant and equipment used in its natural gas and propane sales and distribution businesses. Following consummation of the merger, Atmos intends to continue to operate the United Cities business as a division of Atmos, along with Atmos' Energas, Trans La, Western Kentucky, and Greeley divisions. The accompanying consolidated financial statements of the Company do not include the assets, liabilities, or operating results of United Cities.

3.   Contingencies

On March 15, 1991, suit was filed in the 15th Judicial District Court of Lafayette Parish, Louisiana, by the "Lafayette Daily Advertiser" and others against the Trans La Division of the Company, Trans Louisiana Industrial Gas Company, Inc. ("TLIG"), a wholly owned subsidiary of the Company, and Louisiana Intrastate Gas Corporation and certain of its affiliates ("LIG"). LIG is the Company's primary supplier of natural gas in Louisiana and is not otherwise affiliated with the Company.

The plaintiffs purported to represent a class consisting of all residential and commercial gas customers in the Trans La Division's service area. Among other allegations, the plaintiffs alleged that the defendants violated the antitrust laws of the state of Louisiana by manipulating the cost-of-gas component of the Trans La Division's gas rate to the purported customer class, thereby causing such purported class members to pay a higher rate. The plaintiffs made no specific allegation of an amount of damages.

The defendants brought an appeal to the Louisiana Supreme Court of rulings made by the trial court and the Third Circuit Court of Appeals which denied defendants' exceptions to the jurisdiction of the trial court. It was the position of the defendants that the plaintiffs' claims amount to complaints relating to the level of gas rates and should be within the exclusive jurisdiction of the Louisiana Commission.

On January 19, 1993, the Louisiana Supreme Court issued a decision reversing in part the lower courts' rulings, dismissing all of plaintiffs' claims against the defendants which sought damages due to alleged overcharges and further ruling that all such claims are within the exclusive jurisdiction of the Louisiana Commission. Any claims which seek damages other than overcharges were remanded to the trial court but were stayed pending the completion of the Louisiana Commission proceeding referred to below.

The Company has reached a settlement with the plaintiffs in the context of the Louisiana Commission proceeding referred to below, which settlement resolves all outstanding issues relating to the Company, subject to certain procedural conditions.

On July 14, 1995, the Louisiana Commission entered an order approving a settlement with the Company and TLIG in connection with its investigation of the costs included in the Trans La Division's purchased gas adjustment component in its rates. The order exonerated the Company of any wrongdoing with respect to the manipulation of the cost of gas component of its gas rate to residential and commercial customers. In the settlement, the Company agreed to refund approximately $541,000 plus interest to the Trans La Division's customers over a two-year period due to certain issues related to the calculation of the weighted average cost of gas. The refund totaling approximately $1,016,000, which includes interest calculated through October 1, 1995, began in September 1995 and will be credited to customer bills along with interest that accrues after October 1, 1995. The Company refunded approximately $533,000 under the settlement in fiscal 1996 and an additional $151,000 to date in fiscal 1997. Most of the issues that generated the refunds arose before Trans Louisiana Gas Company was acquired by the Company in 1986.

The Greeley Gas Company Division of the Company is a defendant in several lawsuits filed as a result of a fire in a building in Steamboat Springs, Colorado on February 3, 1994. The plaintiffs claim that the fire resulted from a leak in a severed gas service line owned by the Greeley Division. On January 12, 1996, the jury awarded the plaintiffs approximately $2.5 million in compensatory damages and approximately $2.5 million in punitive damages. The jury assessed the Company with liability for all of the damages awarded. The Company has filed a Notice of Appeal with the Colorado Court of Appeals with respect to this case. The Company has adequate insurance to cover the compensatory damages awarded. However, the Company's insurance carrier informed the Company that, based upon a recent Colorado Court ruling, the punitive damages awarded against the Company cannot be covered by the Company's insurance policy. The Company is continuing to review the position of the insurance carrier with respect to coverage of punitive damages. The Company believes it has meritorious issues for an appeal but cannot assess, at this time, the likelihood of success in the appeal.

From time to time, claims are made and lawsuits are filed against the Company arising out of the ordinary business of the Company. In the opinion of the Company's management, liabilities, if any, arising from these actions are either covered by insurance, adequately reserved for by the Company or would not have a material adverse effect on the financial condition of the Company.

4.   Long-term and short-term debt

In November 1996 the Company issued $40,000,000 of 6.09% term notes, payable in November 1998. The proceeds from the term notes were used primarily to refinance a portion of notes payable to banks and for working capital, capital expenditures and general corporate purposes.

At December 31, 1996, the Company had committed, short-term, unsecured bank credit facilities totaling $90,000,000, of which $80,000,000 was unused. The Company also had aggregate uncommitted lines of credit totaling $165,000,000, of which $122,700,000 was unused at December 31, 1996.

5.   Statements of cash flows

Supplemental disclosures of cash flow information for the three month periods ended December 31, 1996 and 1995 are presented below.

                            Three months ended
                               December 31,
                               1996      1995
                            ------      ------
                              (In thousands)
Cash paid for
  Interest                  $5,876      $3,987
  Income taxes                   5          98

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of December 31, 1996, and the related condensed consolidated statements of income for the three-month and twelve-month periods ended December 31, 1996 and 1995 and the condensed consolidated statements of cash flows for the three-month periods ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial state ments taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at December 31, 1996, and for the three-month and twelve-month periods ended December 31, 1996 and 1995 for them to be in conformity with generally accepted ac counting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Atmos Energy Corporation as of September 30, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated November 4, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                        ERNST & YOUNG LLP

Dallas, Texas
February 5, 1997

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

Revenues and sales volume statistics for the three-month and twelve-month periods ended December 31, 1996 and 1995 appear on pages 15 and 16. Average meters in service are as follows:

                                         Quarter ended
                                          December 31,
                                         1996     1995
                                        -------  -------
Average Meters in Service
 Residential                            593,273  582,705
 Commercial                              61,669   61,086
 Industrial (including agricultural)     18,694   19,062
 Public authority and other               4,761    5,026
                                        -------  -------
  Total                                 678,397  667,879


Agreement to Merge with United Cities Gas Company

In July 1996, the Company announced that it had reached a definitive agreement with United Cities Gas Company ("United Cities") of Brentwood, Tennessee, wherein United Cities will be merged with and into Atmos by means of a tax-free reorganization. In November 1996 the shareholders of both companies approved the merger. As of February 5, 1997, the companies were seeking the required approvals of various regulators in order to complete the merger. For further information, please see Note 2 of the notes to consolidated financial statements.

Rate Activity

In May 1996, the Company filed to increase revenues by approximately $7.7 million for a portion of its Energas Company service area, which includes approximately 200,000 customers inside the city limits of 67 cities in West Texas. All cities either approved, or took no action to reject, a settlement allowing a $5.3 million increase in annual revenues to be effective for bills rendered on or after November 1, 1996. In October 1996, the Company filed a rate request with the Railroad Commission of Texas to increase revenues by approximately $.5 million for the remaining rural customers in West Texas.

In February 1995, the Company filed with the Kentucky Commission for a rate increase for its Western Kentucky Division, which includes approximately 171,000 customers. In October 1995, the Kentucky Commission issued an order authorizing the Company to increase its rates by $2.3 million annually effective November 1, 1995, and by an additional $1.0 million annually beginning in March 1996. The settlement included a decrease in depreciation rates, recovery of expenses related to adoption of Statement of Financial Accounting Standards No. 106 and included a provision for the Company to begin a three-year demand-side management pilot program for the 1996-97 heating season, which could cost up to $450,000 annually, resulting in a total annual operating in come increase of approximately $4.0 million.

FINANCIAL CONDITION

For the three months ended December 31, 1996 net cash used by operating activities totaled $4.0 million compared with $11.6 million net cash provided by operating activities for the three months ended December 31, 1995. Net operating assets and liabilities increased $21.0 million for the three months ended December 31, 1996 compared with an increase of $4.2 million for the three months ended December 31, 1995. This increase in operating assets and liabilities resulted primarily from large swings in accounts receivable, accounts payable and inventories of gas in underground storage which occur when entering and leaving the winter or heating season.

Major cash flows from investing activities for the three months ended December 31, 1996 included capital expenditures of $15.7 million compared with $19.2 million for the three months ended December 31, 1995. The capital expenditures budget for fiscal 1997 is currently $92.1 million, as compared with actual capital expenditures of $77.6 million in fiscal 1996. Budgeted capital projects include major expenditures for mains, services, meters, vehicles and computer software and equipment. In November 1996 the Board of Directors approved an additional $24 million in the 1997 capital budget for a new Customer Information System (CIS) and related business process and infrastructure changes in 1997. These expenditures will be financed from internally generated funds and financing activities.

For the three months ended December 31, 1996, cash flows provided by financing activities amounted to $21.8 million as compared with $5.8 million for the three months ended December 31, 1995. During the quarter, notes payable to banks decreased $10.5 million, as compared with an increase of $7.2 million in the quarter ended December 31, 1995, due to seasonal factors and the refinancing of short-term debt with proceeds from the issuance of $40.0 million of long-term debt in the quarter ended December 31, 1996. The debt issued consisted of $40.0 million of 6.09% term notes, payable in November 1998. Payments of long-term debt totaled $6.0 million for the quarter ended December 31, 1996. Such payments consisted of a $3.0 million installment on the Company's 9.76% Senior Notes, a $2.0 million installment on the

Company's 11.2% Senior Notes and the final installment of $1.0 million on the Company's 9.75% Senior Notes. The Company paid $4.0 million in cash dividends during the three months ended December 31, 1996, compared with dividends of $3.7 million paid during the three months ended December 31, 1995. This reflects increases in the quarterly dividend rate and in the number of shares outstanding. In the quarter ended December 31, 1996, the Company issued 97,015 shares of common stock, including 96,161 shares issued in connection with the Employee Stock Ownership Plan and 854 shares under the Outside Director's Stock-for-Fee Plan. In the quarter ended December 31, 1995, 386,458 shares of common stock were issued including 313,411 shares issued in connection with the acquisition of Oceana Heights Gas Company.

The Company believes that internally generated funds, its short-term credit facilities and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 1997. At December 31, 1996 the Company had $90.0 million in committed short-term credit facilities, of which $80.0 million was available for additional borrowing. The committed lines of credit are renewed or renegotiated at least annually. At December 31, 1996, the Company also had $165.0 million of uncommitted short-term lines of credit, of which $122.7 million was unused.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1995

Operating revenues increased to $157.7 million for the three months ended December 31, 1996 compared with $130.5 million for the three months ended December 31, 1995. The increase in operating revenues was due to increased cost of natural gas, which is reflected in revenues, and rate increases implemented in Texas and Kentucky. The weather for the three months ended December 31, 1996 was 5% warmer than the 30-year normal and 3% warmer than the weather for the corresponding quarter of the prior year. Volumes sold decreased to 32.0 billion cubic feet ("Bcf") from 33.0 Bcf. Changes in cost of gas are reflected in regulated sales prices through purchased gas adjustment mechanisms. The average sales price per thousand cubic feet ("Mcf") sold increased $.96 to $4.82 while the average cost of gas per Mcf sold increased $.89 to $3.31. The increase in the average sales price reflects the increased cost of natural gas and rate increases implemented during the past year. Recent rate increases include a $2.3 million annual rate increase in Kentucky effective in November 1995, with an additional $1.0 million annually in March 1996, and a $5.3 million annual increase in West Texas effective in November 1996. Transportation revenues increased slightly due to an increase from $.30 to $.31 in the average transportation revenue per Mcf. Volumes transported were unchanged at approximately 7.2 Bcf for the first quarter.

Gross profit increased by 1.9% to $51.7 million for the three months ended December 31, 1996, from $50.7 million for the three months ended December 31, 1995. The primary factor contributing to the increased gross profit was the rate increases discussed above. Operating expenses, excluding income taxes, increased approximately 3% to $33.4 million for the three months ended December 31, 1996 from $32.6 million for the three months ended December 31, 1995. Factors contributing to the increase were higher depreciation and amortization and taxes other than income taxes. Income taxes increased slightly due to higher pre-tax profits. Operating income increased for the three months ended December 31, 1996 by .6% to $13.0 million from $12.9 million for the three months ended December 31, 1995. The increase in operating income resulted from increased gross profit.

Interest charges increased due to increased average short-term debt outstanding in the three months ended December 31, 1996, which more than offset a decrease in the Company's weighted average short-term interest rate, as compared with the quarter ended December 31, 1995.

Net income decreased for the three months ended December 31, 1996 by approximately 4% to $8.9 million from $9.2 million for the three months ended December 31, 1995. This decrease primarily resulted from increases in operating expenses and interest charges. Earnings per share decreased by 7% to $.55. Average shares outstanding increased 2.4% as compared with the first quarter of fiscal 1996. Dividends per share increased 4.2% to $.25 due to a $.01 per share increase in the quarterly dividend rate beginning with the dividend paid in December 1996.

TWELVE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 1995

Operating revenues increased to $510.9 million for the 12 months ended December 31, 1996 from $448.4 million for the 12 months ended December 31, 1995 due to increased revenues from all classes of customers, increased cost of natural gas which is reflected in revenues, increased sales volumes to weather sensitive customers due to colder weather, and rate increases implemented in Texas and Kentucky, as discussed above. Transpor tation volumes decreased to 26.5 Bcf from 28.0 Bcf and average transportation revenue per Mcf decreased from $.38 to $.32, resulting in a $2.2 million decrease in transportation revenues. Total sales and transportation volumes increased 1% to 143.5 Bcf for the 12 months ended December 31, 1996 from 142.2 Bcf for the 12 months ended December 31, 1995. The company-wide weather for calendar year 1996 was 4% colder than for calendar year 1995 but 3% warmer than normal. The Company experienced increased sales volumes with all weather-sensitive customer classes in the 12 months ended December 31, 1996. The average sales price per Mcf sold increased $.46 to $4.25. The average cost of gas per Mcf sold increased $.45 to $2.85. Changes in cost of gas are reflected in regulated sales prices through purchased gas adjustment mechanisms.

Gross profit increased by 2% to $178.0 million from $174.3 million for the 12 months ended December 31, 1995. The increase in gross profit for the 12 months ended December 31, 1996 was due to colder weather, increased sales volumes, and rate increases. Operating expenses exclusive of income taxes decreased to $125.6 million for the 12 months ended December 31, 1996 from $127.6 million for the 12 months ended December 31, 1995. Factors contributing to the decrease in operating expenses were decreased employee welfare, outside services, injuries and damages, and labor expenses. Income taxes increased $2.2 million for the 12 months ended December 31, 1996, compared with the 12 months ended December 31, 1995 due primarily to higher pre-tax income. Operating income increased from the 12 months ended December 31, 1995 by 10% to $39.0 million for the 12 months ended December 31, 1996, due to increased gross profit.

Interest charges increased due to an increase in average short-term debt outstanding in the 12 months ended December 31, 1996, which more than offset the decrease in the Company's weighted average short-term interest rate for the 12 months ended December 31, 1996, as compared with the 12 months ended December 31, 1995.

Net income for the 12 months ended December 31, 1996 was $23.6 million compared with $21.6 million for the 12 months ended December 31, 1995. The increase in net income resulted primarily from the increase in operating income. Earnings per share increased by 6% to $1.48. Average shares outstanding increased approximately 3% as compared with the prior year. Dividends per share increased 4.3% to $.97.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

The matters discussed or incorporated by reference in this report contain both historical and forward-looking statements. The forward-looking statements involve risks and uncertainties that affect the Company's operations, markets, services, rates, recovery of costs, availability of gas supply, and other factors as discussed in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive, governmental, weather, and technological factors.

                           ATMOS ENERGY CORPORATION
                       CONSOLIDATED OPERATING STATISTICS

                                         Quarter ended        12 Months ended
                                          December 31,          December 31,
                                       ------------------    ------------------
                                         1996      1995        1996      1995
                                       --------  --------    --------  --------
Sales Volumes -- MMcf (1)
 Residential                             16,871    16,856      51,558    49,416
 Commercial                               7,265     6,970      21,836    20,629
 Industrial (including
  agricultural)                           6,026     7,272      38,410    39,044
 Public authority and other               1,836     1,876       5,142     5,090
                                       --------  --------    --------  --------
  Total                                  31,998    32,974     116,946   114,179

Transportation Volumes --
 MMcf (1)                                 7,205     7,210      26,529    28,033
                                       --------  --------    --------  --------
 Total Volumes Handled                   39,203    40,184     143,475   142,212
                                       ========  ========    ========  ========
Operating Revenues (000's)
Gas Revenues
 Residential                           $ 89,630  $ 71,553    $261,195  $218,834
 Commercial                              34,807    27,061      98,095    82,369
 Industrial (including
  agricultural)                          20,652    21,448     114,096   112,323
 Public authority and other               9,165     7,123      23,780    19,296
                                       --------  --------    --------  --------
  Total gas revenues                    154,254   127,185     497,166   432,822

Transportation Revenues                   2,240     2,165       8,382    10,544
Other Revenues                            1,159     1,118       5,381     5,074
                                       --------  --------    --------  --------
 Total Operating Revenues              $157,653  $130,468    $510,929  $448,440
                                       ========  ========    ========  ========

Average Gas Sales Revenues per Mcf     $   4.82  $   3.86    $   4.25  $   3.79

Average Transportation Revenue per Mcf $    .31  $    .30    $    .32  $    .38

Cost of Gas per Mcf Sold               $   3.31  $   2.42    $   2.85  $   2.40




(1)  Volumes are reported as metered in million cubic feet ("MMcf").

                           ATMOS ENERGY CORPORATION
                       CONSOLIDATED OPERATING STATISTICS
                                  (Continued)


                            HEATING DEGREE DAYS (2)

                           Weather    Quarter ended December 31,   12 Months ended December 31,
Service                   Sensitive   --------------------------   ----------------------------
  Area                   Customers %  1996    1995    Normal (3)   1996     1995    Normal (3)
-------                  -----------  -----   -----   ------       -----    -----   ------
Texas (Energas)              45       1,289   1,249    1,402       3,371    3,216    3,548
Kentucky (WKG)               26       1,613   1,769    1,613       4,454    4,210    4,413
Louisiana (Trans La)         13         540     735      661       1,785    1,683    1,745
Colorado, Kansas and
  Missouri (GGC)             16       2,292   2,162    2,350       6,042    5,929    6,245
                            ---
System Average              100%      1,436   1,473    1,512       3,888    3,737    3,988

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

(3) The calculations for normal degree days for each of Atmos' service areas were updated effective October 1, 1996 to reflect more recent data. The system average weighting for each service area was also updated to more accurately reflect the current portion of total customers located in each service area. The impact of the change was to increase the system average normal heating degree days for the quarter from 1,507 to 1,512 and for the year from 3,983 to 3,988.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 3 of notes to consolidated financial statements on pages 6 and 7 herein for a description of legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     Atmos Energy Corporation, a Texas corporation ("Atmos"), and United Cities Gas Company, an Illinois and Virginia corporation ("United Cities"), entered into an Agreement and Plan of Reorganization dated July 19, 1996, as amended by Amendment No. 1 to Agreement and Plan of Reorganization dated October 3, 1996 (the "Reorganization Agreement"). Pursuant to the Reorganization United Cities will be merged with and into Atmos, with Atmos as the surviving corporation (the "Merger"). A proposal to ratify and approve the Reorganization Agreement and to approve the Plan of Merger and Merger was approved by the holders of 84.9% of the outstanding shares of Atmos common stock entitled to vote and 71.7% of the outstanding shares of United Cities common stock entitled to vote at special meetings of the respective shareholders held on November 12, 1996. The affirmative vote of the holders of two-thirds of the outstanding shares of Atmos common stock entitled to vote at the Atmos special meeting was required for approval of the proposal. The affirmative vote of the holders of a majority of the outstanding shares of United Cities common stock entitled to vote at the United Cities special meeting was required for approval of the proposal.

     The results of the respective shareholder groups' votes on November 12, 1996 for the proposal to ratify and approve the Reorganization Agreement and approve the Plan of Merger and the merger were as follows:


Shareholder        VOTES      VOTES                BROKER
Group               FOR      AGAINST   ABSTAINED  NON-VOTE
-----------      ----------  -------   ---------  --------

Atmos            13,618,535  129,859    105,672          -
United Cities     9,445,280   64,096     76,290          -


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     A list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibits Index, which immediately precedes such exhibits.

     (b)  Reports on Form 8-K

     The Company filed a Form 8-K Current Report, Item 5, Other Events, dated November 2, 1996, disclosing that it had entered into an agreement with Southern Union Company with respect to the resolution of a dispute with Southern Union in connection with the United Cities/Atmos merger.

     The Company also filed a Form 8-K Current Report dated November 12, 1996. Under Item 5, Other Events, it disclosed the approvals of the merger by the United Cities shareholders and Atmos shareholders at special meetings of the respective shareholders held on November 12, 1996. The results of the shareholder votes at the special meetings are disclosed under Item 4, Submission of Matters to a Vote of Security Holders included herein.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ATMOS ENERGY CORPORATION
                                         (Registrant)



Date:  February 12, 1997       By:     /s/ James F. Purser
                                   ---------------------------------------------
                                           James F. Purser
                                      Executive Vice President
                                     and Chief Financial Officer


Date:  February 12, 1997       By:   /s/ David L. Bickerstaff
                                   ---------------------------------------------
                                         David L. Bickerstaff
                                     Vice President and Controller
                                    (Principal Accounting Officer)

                                EXHIBITS INDEX
                                   Item 6(a)

Exhibit                                                                  Page
Number                Description                                       Number
-------               -----------                                       ------
10.1        Loan Agreement by and between the
            Company and NationsBank of Texas,
            N.A. dated as of November 26, 1996

10.2        Amendment No. 1 to the Atmos Energy
            Corporation Retirement Plan for
            Outside Directors

10.3        Atmos Energy Corporation Supplemental
            Executive Benefits Plan (Amended and
            Restated in its Entirety: November
            13, 1996)

10.4        Atmos Energy Corporation Executive
            Annual Performance Bonus Plan
            (Amended and Restated as of November
            13, 1996)

10.5        Gas Service Agreement (Service for
            Firm Transportation) between the
            Company and Westar Transmission
            Company dated January 1, 1996

10.6        Gas Service Agreement (Service for
            Firm Transportation) between KN
            Westex Gas Services Company ("KN Westex") and EnerMart Trust dated
            January 1, 1996 (Irrigation)

10.7        Gas Service Agreement (Service for
            Firm Transportation) between Westar
            Transmission Company and EnerMart
            Trust dated January 1, 1996
            (Irrigation)

10.8        Gas Service Agreement (Service for
            Firm Transportation) between KN
            Westex and EnerMart Trust dated
            January 1, 1996 (Large Volume
            Industrials)

10.9        Amendment dated January 1, 1996 to
            Gas Sales Agreement dated January 1,
            1992 between KN Marketing, L.P. (Formerly
            Anthem Energy Company, L.P.) and
            EnerMart Trust relating to industrial
            customers.

Exhibit                                                                  Page
Number                Description                                       Number
-------               -----------                                       ------
10.10       Gas Sales Agreement (Baseload)
            between the Company and KN Marketing,
            L.P. ("KN Marketing") dated
            January 1, 1996.

10.11       Gas Sales Agreement (Irrigation)
            between KN Marketing and EnerMart
            Trust dated March 1, 1996.

10.12       Gas Sales Agreement between the
            Company and Westar Transmission
            Company dated January 1, 1986, as
            amended by Letter Agreement dated
            November 21, 1986, the Agreement
            dated December 9, 1988, revising the
            pricing formula for city gate sales
            and the Amendment dated January 1,
            1996 addressing a backup gas supply
            and operational matters.

10.13       Gas Sales Agreement (Swing) between
            the Company and KN Marketing
            dated January 1, 1996

10.14       Gas Service Agreement (Service for
            Firm Transportation) between the
            Company and KN Westex dated January 1, 1996

10.15       Gas Service Agreement (Service for
            Firm Transportation) between EnerMart
            Trust and Westar Transmission Company
            dated January 1, 1996 (Large Volume
            Industrials)

10.16       Operating Agreement between the
            Company and Westar Transmission
            Company, effective December 1, 1996

15          Letter regarding unaudited interim
            financial information

27          Financial Data Schedule for Atmos for
            the quarter ended December 31, 1996