Form 10-Q
period 1997-03-31
ATMOS ENERGY CORP
filed 1997-05-14
CIK 731802

WASHINGTON, D. C. 20549

                            FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                               OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
Commission File Number 1-10042


                     ATMOS ENERGY CORPORATION
      (Exact name of registrant as specified in its charter)



             TEXAS                               75-1743247
(State or other jurisdiction of                (IRS Employer
incorporation or organization)               Identification No.)

1800 Three Lincoln Centre
5430 LBJ Freeway, Dallas, Texas                     75240
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

Number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1997.

              Class                        Shares Outstanding
              -----                        ------------------
           No Par Value                         16,171,715





PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                     ATMOS ENERGY CORPORATION
        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (In thousands, except share data)

                                        March 31,  September 30,
                                          1997          1996
                                      ------------ ------------
ASSETS
Property, plant and equipment             $701,198     $666,438
  Less accum. depreciation and amort.      267,189      252,871
                                          --------     --------
  Net property, plant and equipment        434,009      413,567
Current assets
  Cash and cash equivalents                  6,542        3,726
  Accounts receivable, net                  74,577       25,284
  Inventories                                7,278        7,174
  Gas stored underground                     4,776       14,652
  Prepayments                                2,395        1,489
                                          --------     --------
    Total current assets                    95,568       52,325
Deferred charges and other assets           38,165       35,969
                                          --------     --------
                                          $567,742     $501,861
                                          ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
  Common stock outstanding:
    16,155,100 shares at 3/31/97 and
    16,021,321 shares at 9/30/96          $     81     $     80
  Additional paid-in capital               114,374      111,206
  Retained earnings                         76,367       61,012
                                          --------     --------
    Total shareholders' equity             190,822      172,298
Long-term debt                             157,303      122,303
                                          --------     --------
    Total capitalization                   348,125      294,601
Current liabilities
  Current maturities of long-term debt       8,000        9,000
  Notes payable to banks                    45,700       62,800
  Accounts payable                          40,756       31,640
  Taxes payable                             14,153        3,584
  Customers' deposits                       10,317        9,858
  Other current liabilities                 18,320       10,674
                                          --------     --------
    Total current liabilities              137,246      127,556
Deferred income taxes                       40,676       39,056
Deferred credits and other liabilities      41,695       40,648
                                          --------     --------
                                          $567,742     $501,861
                                          ========     ========
See accompanying notes to condensed consolidated financial statements.

                     ATMOS ENERGY CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                           Three months ended
                                                March 31,
                                          --------------------
                                             1997        1996
                                          --------    --------
Operating revenues                        $199,847    $191,104
Purchased gas cost                         132,485     125,710
                                          --------    --------
  Gross profit                              67,362      65,394

Operating expenses
  Operation                                 26,530      20,947
  Maintenance                                1,203       1,066
  Depreciation and amortization              6,161       5,335
  Taxes, other than income                   6,348       5,506
  Income taxes                               8,533      10,368
                                          --------    --------
    Total operating expenses                48,775      43,222
                                          --------    --------
Operating income                            18,587      22,172

Other income (expense)                         (22)       (145)

Interest charges, net                        4,054       3,644
                                          --------    --------
Net income                                $ 14,511    $ 18,383
                                          ========    ========
Net income per share                      $    .90    $   1.15
                                          ========    ========
Cash dividends per share                  $    .25    $    .24
                                          ========    ========
Average shares outstanding                  16,140      15,927
                                          ========    ========







See accompanying notes to condensed consolidated financial statements.

                     ATMOS ENERGY CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)

                                            Six months ended
                                                March 31,
                                          --------------------
                                             1997        1996
                                          --------    --------
Operating revenues                        $357,500    $321,572
Purchased gas cost                         238,462     205,453
                                          --------    --------
  Gross profit                             119,038     116,119

Operating expenses
  Operation                                 47,947      42,668
  Maintenance                                2,111       2,141
  Depreciation and amortization             12,386      10,926
  Taxes, other than income                  11,230       9,704
  Income taxes                              13,758      15,563
                                          --------    --------
    Total operating expenses                87,432      81,002
                                          --------    --------

Operating income                            31,606      35,117

Other income                                    67          15

Interest charges                             8,270       7,516
                                          --------    --------
Net income                                $ 23,403    $ 27,616
                                          ========    ========
Net income per share                      $   1.45    $   1.75
                                          ========    ========
Cash dividends per share                  $    .50    $    .48
                                          ========    ========
Average shares outstanding                  16,097      15,800
                                          ========    ========





See accompanying notes to condensed consolidated financial statements.

                     ATMOS ENERGY CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)

                                           Twelve months ended
                                                March 31,
                                          --------------------
                                            1997         1996
                                          --------     --------
Operating revenues                        $519,672     $482,250
Purchased gas cost                         339,753      302,180
                                          --------     --------
  Gross profit                             179,919      180,070

Operating expenses
  Operation                                 88,086       83,956
  Maintenance                                4,182        4,265
  Depreciation and amortization             22,309       21,344
  Taxes, other than income                  18,405       16,850
  Income taxes                              11,505       13,636
                                          --------     --------
    Total operating expenses               144,487      140,051
                                          --------     --------
Operating income                            35,432       40,019

Other income (expense)                        (244)         318

Interest charges                            15,452       14,269
                                          --------     --------
Net income                                $ 19,736     $ 26,068
                                          ========     ========
Net income per share                      $   1.23     $   1.67
                                          ========     ========
Cash dividends per share                  $    .98     $    .94
                                          ========     ========
Average shares outstanding                  16,040       15,638
                                          ========     ========






See accompanying notes to condensed consolidated financial statements.

                     ATMOS ENERGY CORPORATION
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (In thousands)

                                            Six months ended
                                                March 31,
                                           -------------------
                                             1997       1996
                                           -------    --------
Cash Flows From Operating Activities
  Net income                              $ 23,403     $27,616
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization
      Charged to depreciation and
        amortization                        12,386      10,926
      Charged to other accounts              1,938       1,795
    Deferred income taxes                    1,620       1,681
    Other                                      196        (223)
  Net change in operating assets and
    liabilities                            (13,982)     15,339
                                          --------    --------
    Net cash provided by operating
      activities                            25,561      57,134

Cash Flows From Investing Activities
  Retirements of property, plant and
    equipment                                 (890)      2,769
  Capital expenditures                     (33,876)    (39,617)
                                          --------    --------
    Net cash used in investing activities  (34,766)    (36,848)

Cash Flows From Financing Activities
  Net decrease in notes payable to banks   (17,100)     (7,400)
  Cash dividends paid                       (8,048)     (7,562)
  Issuance of long-term debt                40,000           -
  Repayment of long-term debt               (6,000)     (7,000)
  Issuance of common stock                   3,169       3,173
                                          --------    --------
    Net cash provided (used) by
      financing activities                  12,021     (18,789)
                                          --------    --------
Net increase in cash and cash equivalents    2,816       1,497
Cash and cash equivalents at beginning
  of period                                  3,726       2,294
                                          --------    --------
Cash and cash equivalents at end
  of period                                 $6,542    $  3,791
                                          ========    ========

See accompanying notes to condensed consolidated financial statements.

                    ATMOS ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                        MARCH 31, 1997


1.  Unaudited interim financial information

In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other fac-tors, the results of operations for the six-month period ended March 31, 1997 are not indicative of expected results of operations for the year ending September 30, 1997. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation ("Atmos" or the "Company") in its 1996 annual report to shareholders. The condensed consolidated balance sheet of Atmos, as of March 31, 1997, and the related condensed consolidated statements of income for the three-month, six-month, and twelve-month periods ended March 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 1997 and 1996, included herein have been subjected to a review by Ernst & Young LLP, the Company's independent accountants, whose report is included herein.

Common stock - As of March 31, 1997, a total of 75,000,000 shares of the Company's common stock, no par value (stated at $.005 per share), were authorized with 16,155,100 shares outstanding.

2.  Business Combination

Merger Agreement with United Cities Gas Company

In July 1996, the Company announced that it had reached a definitive agreement with United Cities Gas Company ("United Cities") of Brentwood, Tennessee, wherein United Cities will be merged with and into Atmos by means of a tax-free reorganization. The Company will exchange approximately 13.4 million shares of its common stock for all of the issued and outstanding common stock of United Cities with Atmos as the surviving corporation. Atmos has agreed to increase the indicated annual dividend to not less than $1.02 per share, for no less than four quarters, at the first meeting of the Board of Directors following the closing of the transaction. The transaction is expected to be accounted for by the pooling of interests method. The merger was approved by the shareholders of both United Cities and Atmos in November 1996. As of May 7, 1997, the companies have obtained the required regulatory approvals for the merger from all states except Illinois. In April 1997 the hearing examiner in the regulatory proceeding in Illinois recommended, in a proposed order, that the Illinois Commerce Commission deny the companies' petition to merge, and the companies are in the process of responding to such proposed order. Both Atmos and United Cities remain optimistic that the Illinois Commission will ultimately approve the merger. The companies will close the merger as soon as possible after receipt of the approval of the Illinois Commission.

United Cities is a natural gas utility company engaged in the distribution and sale of natural gas to approximately 316,000 customers in Tennessee, Illinois, Virginia, Kansas, Missouri, South Carolina, Georgia, and Iowa, and in the sale of propane to approximately 27,000 customers in Tennessee, Virginia and North Carolina. United Cities' assets primarily consist of the property, plant and equipment used in its natural gas and propane sales and distribution businesses. Following consummation of the merger, Atmos intends to continue to operate the United Cities business as a division of Atmos, along with Atmos' Energas, Trans La, Western Kentucky, and Greeley divisions. The accompanying consolidated financial statements of the Company do not include the assets, liabilities, or operating results of United Cities.

3.  Contingencies

On March 15, 1991, suit was filed in the 15th Judicial District Court of Lafayette Parish, Louisiana (the "Court"), by the "Lafayette Daily Advertiser" and others against the Trans La Division of the Company, Trans Louisiana Industrial Gas Company, Inc. ("TLIG"), a wholly owned subsidiary of the Company, and Louisiana Intrastate Gas Corporation and certain of its affiliates ("LIG"). LIG is the Company's primary supplier of natural gas in Louisiana and is not otherwise affiliated with the Company.

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

The defendants brought an appeal to the Louisiana Supreme Court of rulings made by the Court and the Third Circuit Court of Appeals which denied the defendants' exceptions to the jurisdiction of the Court. It was the position of the defendants that the plaintiffs' claims amount to complaints relating to the level of gas rates and should be within the exclusive jurisdiction of the Louisiana Public Service Commission (the "Louisiana Commission").

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

The Company has reached a settlement with the plaintiffs in the context of the Louisiana Commission proceeding referred to below, which settlement resolves all outstanding issues relating to the Company, subject to the satisfaction of certain procedural conditions.

On July 14, 1995, the Louisiana Commission entered an order approving a settlement with the Company and TLIG in connection with its investigation of the costs included in the Trans La Division's purchased gas adjustment component in its rates. The order exonerated the Company of any wrongdoing with respect to the manipulation of the cost of gas component of its gas rate to residential and commercial customers. In the settlement, the Company agreed to refund approximately $541,000 plus interest to the Trans La Division's customers over a two-year period due to certain issues related to the calculation of the weighted average cost of gas. The refund totaling approximately $1,016,000, which includes interest calculated through October 1, 1995, began in September 1995 and was to be credited to customer bills along with interest that accrued after October 1, 1995. The Company refunded approximately $533,000 under the settlement in fiscal 1996 and an additional $417,000 to date in fiscal 1997. Most of the issues that generated the refunds arose before the Trans La Division (formerly Trans Louisiana Gas Company) was acquired by the Company in 1986.

On April 18, 1997, the Louisiana Commission entered its Order approving a settlement between LIG and the Louisiana Commission pursuant to which LIG will make a payment of $10,275,000 to the Trans La Division for the benefit of its ratepayers. This settlement resolves all remaining issues in the Louisiana proceeding discussed above. Pursuant to the Order, the Trans La Division has been ordered to flow through a total of $9,725,000 of the LIG settlement, plus accrued interest, to its customers in the form of credits to customers bills for the months November 1997 through March 1998. The remaining $550,000 will be credited one half to TLIG with the other half credited to the Trans La Division for legal fees. The appeal period applicable to the Order does not expire until June 1, 1997.

As a result of the settlements reached in the Louisiana proceedings, a Motion to Lift the Stay of the suit pending in the Court will be filed along with a request for certification of a class for settlement purposes. Preliminary approval of the Notice to the Class along with the settlements will be sought from the Court. After all delays have run and a hearing has been held, final approval of the settlements by the Court will be sought. If final approval of the Court is granted, the suit will be dismissed.

In Colorado, the Greeley Gas Company Division of the Company is a defendant in several lawsuits filed as a result of a fire in a building in Steamboat Springs, Colorado on February 3, 1994. The plaintiffs claim that the fire resulted from a leak in a severed gas service line owned by the Greeley Division. On January 12, 1996, the jury awarded the plaintiffs approximately $2.5 million in compensatory damages and approximately $2.5 million in punitive damages. The jury assessed the Company with liability for all of the damages awarded. The Company has filed a Notice of Appeal with the Colorado Court of Appeals with respect to this case. The Company has adequate insurance to cover the compensatory damages awarded. However, the Company's insurance carrier informed the Company that, based upon a recent Colorado Court ruling, the punitive damages awarded against the Company cannot be covered by the Company's insurance policy. The Company is continuing to review the position of the insurance carrier with respect to coverage of punitive damages. The Company believes it has meritorious issues for an appeal but cannot assess, at this time, the likelihood of success in the appeal.

From time to time, claims are made and lawsuits are filed against the Company arising out of the ordinary business of the Company. In the opinion of the Company's management, losses, if any, arising from these actions, including the specific actions described above, are either covered by insurance, adequately reserved for by the Company or would not have a material adverse effect on the financial condition, the results of operations or the net cash flows of the Company.

4.  Long-term and short-term debt

In November 1996 the Company issued $40,000,000 of 6.09% term notes, payable in November 1998. The proceeds from the term notes were used primarily to refinance a portion of notes payable to banks and for working capital, capital expenditures and general corporate purposes.

During the six months ended March 31, 1997, the Company paid installments due of $1,000,000 on its 9.75% Senior Notes, $3,000,000 on its 9.76% Senior Notes and $2,000,000 on its 11.2%
Senior Notes.

At March 31, 1997, the Company had committed, short-term, unsecured bank credit facilities totaling $90,000,000, of which $80,000,000 was unused. The Company also had aggregate uncommitted lines of credit totaling $165,000,000, of which $129,300,000 was unused at March 31, 1997.

5.  Statements of cash flows

Supplemental disclosures of cash flow information for the six-month periods ended March 31, 1997 and 1996 are presented below.

                                      Six months ended
                                         March 31,
                                     1997         1996
                                    ------       ------
                                      (In thousands)
Cash paid for
  Interest                          $8,696       $7,755
  Income taxes                       2,250        1,245

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of March 31, 1997, and the related condensed consolidated statements of income for the three-month, six-month, and twelve-month periods ended March 31, 1997 and 1996 and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Dallas, Texas
May 7, 1997

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

Revenues and sales volume statistics for the three-month, six-month, and twelve-month periods ended March 31, 1997 and 1996 appear on pages 21-23. Average meters in service are as follows:

                                             Six months ended
                                                  March 31,
                                            -------------------
                                              1997        1996
                                            -------     -------
Average Meters in Service
  Residential                               593,858     586,437
  Commercial                                 61,936      61,454
  Industrial (including agricultural)        18,078      19,020
  Public authority and other                  4,776       5,038
                                            -------     -------
    Total                                   678,648     671,949
                                            =======     =======


Merger Agreement with United Cities Gas Company

In July 1996, the Company announced that it had reached a definitive agreement with United Cities Gas Company ("United Cities") of Brentwood, Tennessee, wherein United Cities will be merged with and into Atmos by means of a tax-free reorganization. In November 1996, the shareholders of both companies approved the merger. As of May 7, 1997, the companies have obtained the required regulatory approvals for the merger from all states except Illinois. For further information, please see Note 2 of the notes to condensed consolidated financial statements.

Rate Activity

In May 1996, the Company filed to increase revenues by approximately $7.7 million for a portion of its Energas Division service area, which includes approximately 200,000 customers inside the city limits of 67 cities in West Texas. All cities either approved, or took no action to reject, a settlement allowing a $5.3 million increase in annual revenues to be effective for bills rendered on or after November 1, 1996. In October 1996, the Company filed a rate request with the Railroad

Commission of Texas to increase revenues by approximately $.5 million for the remaining 22,000 rural customers in West Texas.
The rate request was approved and became effective in April 1997.

In February 1995, the Company filed with the Kentucky Public Service Commission (the "Kentucky Commission") for a rate increase for its Western Kentucky Division, which includes approximately 171,000 customers. In October 1995, the Kentucky Commission issued an order authorizing the Company to increase its rates by $2.3 million annually effective November 1, 1995, and by an additional $1.0 million annually beginning in March 1996. The settlement included a decrease in depreciation rates, recovery of expenses related to adoption of Statement of Financial Accounting Standards No. 106 and included a provision for the Company to begin a three-year demand-side management pilot program for the 1996-97 heating season, which could cost up to $450,000 annually, resulting in a total annual operating in-come increase of approximately $4.0 million. To date the Company has incurred costs of approximately $100,000 on the demand-side management pilot program.

FINANCIAL CONDITION

For the six months ended March 31, 1997, net cash provided by operating activities totaled $25.6 million compared with $57.1 million for the six months ended March 31, 1996. Net income for the six months ended March 31, 1997 decreased $4.2 million to $23.4 million from $27.6 million for the six months ended March 31, 1996, as discussed under "Results of Operations." Net operating assets and liabilities increased $14.0 million for the six months ended March 31, 1997, as compared with a decrease of $15.3 million for the six months ended March 31, 1996. This increase in operating assets and liabilities resulted primarily from large swings in accounts receivable, accounts payable and inventories of gas in underground storage which occur when entering and leaving the winter or heating season.

Major cash flows used in investing activities for the six months ended March 31, 1997 included capital expenditures of $33.9 million compared with $39.6 million for the six months ended March 31, 1996. The capital expenditures budget for fiscal year 1997 is currently $92.1 million, as compared with actual capital expenditures of $77.6 million in fiscal 1996. Capital projects planned for 1997 include major expenditures for mains, services, meters, vehicles, and computer equipment. In November 1996 the Board of Directors approved an additional $24.0 million in the 1997 capital budget for a customer service initiative project which includes a new Customer Information System (CIS), related business process changes and technology infrastructure changes. These expenditures will be financed from internally generated funds and financing activities.

For the six months ended March 31, 1997, cash provided by financing activities amounted to $12.0 million compared with

$18.8 million cash used for the six months ended March 31, 1996. During the six months ended March 31, 1997, notes payable to banks was reduced $17.1 million, as compared with $7.4 million for the six months ended March 31, 1996 due to seasonal factors and the refinancing of short-term debt with proceeds from the issuance of $40.0 million of long-term debt in the quarter ended December 31, 1996. Payments of long-term debt decreased $1.0 million to $6.0 million for the six months ended March 31, 1997. Payments of long-term debt consisted of a $1.0 million installment on the Company's 9.75% Senior Notes, a $3.0 million installment on the 9.76% Senior Notes and a $2.0 million installment on the 11.2% Senior Notes. The Company paid $8.0 million in cash dividends during the six months ended March 31, 1997, compared with $7.6 million in cash dividends paid during the six months ended March 31, 1996. This reflects a $.01 per share increase in the quarterly dividend rate and a 2% increase in the average number of shares outstanding. In the six months ended March 31, 1997, the Company issued 133,779 shares of common stock, including 132,258 shares issued in connection with the Employee Stock Ownership Plan and 1,521 shares issued under the Outside Director's Stock-for-Fee Plan. In the six-month period ended March 31, 1996, the Company issued 422,703 shares of common stock including 313,411 shares issued in connection with the Oceana Heights acquisition.

The Company believes that internally generated funds, its short-term credit facilities and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 1997. At March 31, 1997 the Company had $90.0 million of committed short-term credit facilities, of which $80.0 million was available for additional borrowing. The committed lines of credit are renewed or renegotiated at least annually. At March 31, 1997, the Company also had $165.0 million of uncommitted short-term lines of credit, $129.3 million of which was unused.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997, COMPARED WITH THREE MONTHS
ENDED MARCH 31, 1996

Operating revenues increased by 5% to $199.8 million for the three months ended March 31, 1997 from $191.1 million for the three months ended March 31, 1996. The most significant factor contributing to the increase in operating revenues was a 16% increase in the average sales revenue per Mcf. This price increase reflects a 17% increase in the average cost of gas per Mcf sold and rate increases in Texas and Kentucky. Partially offsetting this increase was a 10% decrease in the volumes sold. During the quarter ended March 31, 1997, temperatures were 7% warmer than in the corresponding quarter of the prior year, and were 6% warmer than the 30-year normal weather. The total volume of gas sold and transported for the three months ended March 31, 1997 was 49.6 billion cubic feet ("Bcf") compared with 52.4 Bcf for the three months ended March 31, 1996. Sales volumes to weather sensitive customer classes were lower for the quarter ended March 31, 1997 than for the corresponding period of the prior year due to warmer winter weather. Sales volumes to industrial (including agricultural) customers were reduced by lower demand by agricultural customers and switching from sales service to transportation service by certain large industrial customers in Kentucky. The average sales price per Mcf sold increased $.67 to $4.75 primarily due to an increase in the average cost of gas and rate increases implemented in Texas and Kentucky during the past year, as previously discussed herein under the heading "Rate Activity." The average cost of gas per Mcf sold increased 17% to $3.21 for the three months ended March 31, 1997 from $2.74 for the three months ended March 31, 1996 due to increased supply costs.

Gross profit increased by 3% to $67.4 million for the three months ended March 31, 1997, from $65.4 million for the three months ended March 31, 1996. The increase in gross profit was primarily due to $2.7 million of additional revenues from the rate increases implemented in Texas and Kentucky. Changes in cost of gas do not directly affect gross profit. However, the Company estimates that the impact of the weather being 6% warmer than normal for the three months ended March 31, 1997 caused gross profit to be approximately $2.7 million less than it would have been had the Company experienced normal temperatures in its respective service areas. Weather was approximately 2% colder than normal for the three months ended March 31, 1996.

Operating expenses, excluding income taxes, increased 22% to $40.2 million for the three months ended March 31, 1997 from $32.9 million for the three months ended March 31, 1996. The primary factor contributing to the increase in operating expenses in the 1997 quarter was higher administrative and general expenses, which include expenses associated with severance pay of $4.4 million ($2.8 million after tax) due to management changes. The increase in depreciation related to plant additions placed in service during the past year. The increase in taxes other than income taxes was primarily related to taxes on increased revenues. Operating income decreased 16% for the three months ended March 31, 1997 to $18.6 million from $22.2 million for the three months ended March 31, 1996. The decrease in operating income resulted from increased operating expenses and lower sales volumes, as mentioned above. Income taxes decreased $1.8 million or 18% in the quarter ended March 31, 1997 compared with the corresponding quarter of the prior year due to decreased pre-tax income.

Interest expense increased $.4 million, or 11%, for the three months ended March 31, 1997 compared with the three months ended March 31, 1996 due to an increased amount of total debt outstanding. Net income decreased for the three months ended March 31, 1997 by 21% to $14.5 million from $18.4 million for the three months ended March 31, 1996. This decrease in net income primarily resulted from the increase in operating expenses discussed above.

SIX MONTHS ENDED MARCH 31, 1997, COMPARED WITH SIX MONTHS ENDED
MARCH 31, 1996

Operating revenues increased by 11% to $357.5 million for the six months ended March 31, 1997 from $321.6 million for the six months ended March 31, 1996. The primary factor contributing to the higher operating revenues was a 20% increase in the average gas sales revenue per Mcf, due to a 25% increase in the average cost of gas per Mcf sold, which is reflected in revenues, and rate increases in Texas and Kentucky. This price increase was partially offset by a 4% decrease in the total volume of gas sold and transported for the six months ended March 31, 1997 which decreased to 88.8 Bcf compared with 92.6 Bcf for the six months ended March 31, 1996. Sales volumes to weather sensitive customer classes were lower for the six months ended March 31, 1997 than for the corresponding period of the prior year due to warmer weather, and sales volumes to industrial (including agricultural) customers were reduced by lower agricultural usage and switching by industrial sales customers to transportation service. The weather in the Company's service areas was 5% warmer than weather in the corresponding six-month period of the prior fiscal year and the 30-year normal weather. The average sales price per Mcf increased to $4.78 for the six months ended March 31, 1997 from $3.99 for the six months ended March 31, 1996. The increase in the average sales price reflects an increase in the average cost of gas and rate increases in Texas and Kentucky. The average cost of gas per Mcf sold increased to $3.26 for the six months ended March 31, 1997 from $2.60 for the six months ended March 31, 1996 because of generally higher gas supply costs.

Gross profit increased 3% to $119.0 million for the six months ended March 31, 1997, compared with $116.1 million for the six months ended March 31, 1996. This increase was primarily due to rate increases in Texas and Kentucky. The increased cost of gas did not directly affect gross profit. However, the Company estimates that the impact of the weather being 5% warmer than normal for the six months ended March 31, 1997 caused gross profit to be approximately $3.6 million less than it would have been had the Company experienced normal temperatures in its respective service areas. Weather was approximately normal for the six months ended March 31, 1996.

Operating expenses, excluding income taxes, increased to $73.7 million in the six months ended March 31, 1997, from $65.4 million in the six months ended March 31, 1996. The increase was comprised of $5.3 million in operation expense, $1.5 million in depreciation and $1.5 million in taxes other than income. The principal factor contributing to the increase in operation expense was the increase in administrative and general expenses associated with severance pay for recent management changes. The increase in depreciation related to utility plant additions placed in service during the past year. The primary factor in the increase in taxes other than income taxes was taxes on increased revenues. The provision for income taxes for the six months ended March 31, 1997 decreased $1.8 million from the provision for the corresponding period of the prior year due to decreased pre-tax income. Operating income decreased for the six months ended March 31, 1997 to $31.6 million from $35.1 million for the six months ended March 31, 1996. The decrease in operating income was related to the increased operating expenses and decreased sales volumes discussed above.

Interest charges increased $.8 million, or 10%, due to an increased amount of debt outstanding during the six months ended March 31, 1997 compared with the corresponding six-month period of the prior year. Net income decreased 15% for the six months ended March 31, 1997, to $23.4 million from $27.6 million for the six months ended March 31, 1996. The decrease in net income resulted primarily from the increase in operating expenses which was partially offset by an increase in gross profit margin. Dividends per share increased approximately 4% to $.50 for the six months ended March 31, 1997. Average shares outstanding increased 2% due to shares issued under the Employee Stock Ownership Plan and the Director's Stock-for-Fee Plan.

TWELVE MONTHS ENDED MARCH 31, 1997, COMPARED WITH TWELVE MONTHS
ENDED MARCH 31, 1996

Operating revenues increased by 8% to $519.7 million for the 12 months ended March 31, 1997 from $482.3 million for the 12 months ended March 31, 1996. The increased revenues were caused by higher sales prices per Mcf due to rate increases and higher gas costs. The effect of higher sales prices was partially offset by a 4% decrease in total volumes handled. Sales and transportation volumes decreased to 140.7 Bcf for the 12 months ended March 31, 1997 compared with 146.1 Bcf for the corresponding prior period. Sales volumes to all classes of customers decreased in the 12 months ended March 31, 1996 due primarily to warmer weather. The weather was 7% warmer than for the 12 months ended March 31, 1996 and 6% warmer than normal. Industrial (including agricultural) sales were reduced by lower agricultural usage and switching of certain large industrial customers to transportation service.
The average sales price per Mcf increased 15% to $4.50 from $3.92. The increase was primarily due to increased cost of gas per Mcf sold, but also reflects rate increases implemented in Texas and Kentucky. The average cost of gas per Mcf sold increased 20% to $3.03 for the 12 months ended March 31, 1997 from $2.53 for the prior year. The average cost of gas increased due to increased supply costs.

Gross profit was almost unchanged at $179.9 million for the 12 months ended March 31, 1997 compared with $180.1 million for the 12 months ended March 31, 1996. Changes in cost of gas did not directly affect gross profit. However, the Company estimates that the impact of the weather being 6% warmer than normal for the twelve months ended March 31, 1997 caused gross profit to be approximately $3.5 million less than it would have been had the Company experienced normal temperatures in its respective service areas. Weather was approximately 1% colder than normal for the 12 months ended March 31, 1996.

Operating expenses, excluding income taxes, increased from $126.4 million for the 12 months ended March 31, 1996, to $133.0 million for the 12 months ended March 31, 1997. Increases occurred in operation expense, depreciation and taxes other than income taxes. Factors contributing to the $4.1 million increase in operation expense were higher administrative and general expenses associated with severance pay for recent management changes and increased distribution, customer accounts, and customer service and information expenses. The reason for the $1.0 million in-crease in depreciation was utility plant additions placed in service during the past year. The $1.6 million increase in taxes other than income resulted primarily from taxes on increased revenues. Income taxes decreased $2.1 million for the 12 months ended March 31, 1997, compared with the 12 months ended March 31, 1996 due to decreased pre-tax income. Operating income decreased in the 12 months ended March 31, 1997 by 11% to $35.4 million from $40.0 million for the 12 months ended March 31, 1996. The primary reason for the decrease in operating income was increased operating expenses mentioned above. Operating income was also affected by the reduced sales volumes due to warmer weather, as discussed above.

Interest charges increased $1.2 million to $15.5 million, compared with $14.3 million for the prior year. This was caused by an increased amount of average debt outstanding, including the issuance of $40 million of Senior Notes in November 1996. Net income for the 12 months ended March 31, 1997 was $19.7 million compared with $26.1 million for the 12 months ended March 31, 1996. The decrease in net income resulted from the increase in operating expenses as well as decreased sales volumes, as discussed above. Earnings per share decreased by 26% to $1.23. Average shares outstanding increased approximately 3% as compared with the prior year. Cash dividends per share increased approximately 4% to $.98 from $.94 for the prior year.

Cautionary Statement pursuant to the Private Securities
Litigation Reform Act of 1995

The matters discussed or incorporated by reference in this report contain both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company's operations, markets, services, rates, recovery of costs, availability of gas supply, and other factors as discussed in the

Company's filings with the Securities and Exchange Commission.
These risks and uncertainties include, but are not limited to, economic, competitive, governmental, weather, and technological factors.

                     ATMOS ENERGY CORPORATION
                CONSOLIDATED OPERATING STATISTICS

                                         Quarter ended March 31,
Volumes Handled - MMcf (1)                  1997          1996
--------------------------                -------       -------
Sales Volumes
  Residential                              22,912        24,276
  Commercial                                9,242         9,561
  Industrial (including agricultural)       6,886         9,788
  Public authority and other                2,213         2,334
                                          -------       -------
    Total                                  41,253        45,959
Transportation Volumes                      8,360         6,473
                                          -------       -------
    Total Volumes Handled                  49,613        52,432
                                          =======       =======
Operating Revenues (000's)
--------------------------
Gas Sales Revenues
  Residential                            $117,784      $108,000
  Commercial                               43,585        39,182
  Industrial (including agricultural)      23,978        30,630
  Public authority and other               10,696         9,850
                                         --------      --------
    Total Gas Revenues                    196,043       187,662
Transportation Revenues                     2,585         1,833
Other Revenues                              1,219         1,609
                                         --------      --------
    Total Operating Revenues             $199,847      $191,104
                                         ========      ========

Average Gas Sales Revenues per Mcf       $   4.75      $   4.08
Average Transportation Revenue per Mcf   $    .31      $    .28
Cost of Gas per Mcf Sold                 $   3.21      $   2.74

                       HEATING DEGREE DAYS

                    Weather
Service            Sensitive             Quarter ended March 31,
 Area             Customers %           1997      1996     Normal
--------------    -----------           -----     -----    ------
Texas                 45%               1,839     1,845    1,884
Kentucky              26%               2,071     2,442    2,355
Louisiana             13%                 881     1,163    1,068
Colorado, Kansas
  and Missouri        16%               2,945     2,983    2,965
                     ----
System Average       100%               1,952     2,106    2,073


(1) Volumes are reported as metered in million cubic feet
("MMcf").

                     ATMOS ENERGY CORPORATION
                CONSOLIDATED OPERATING STATISTICS

                                      Six months ended March 31,
Volumes Handled - MMcf (1)                  1997          1996
--------------------------                -------       -------
Sales Volumes
  Residential                              39,783        41,132
  Commercial                               16,507        16,531
  Industrial (including agricultural)      12,912        17,060
  Public authority and other                4,049         4,210
                                          -------       -------
    Total                                  73,251        78,933
Transportation Volumes                     15,565        13,683
                                          -------       -------
    Total Volumes Handled                  88,816        92,616
                                          =======       =======
Operating Revenues (000's)
--------------------------
Gas Sales Revenues
  Residential                            $207,414      $179,553
  Commercial                               78,392        66,243
  Industrial (including agricultural)      44,630        52,078
  Public authority and other               19,861        16,973
                                         --------      --------
    Total Gas Revenues                    350,297       314,847
Transportation Revenues                     4,825         3,998
Other Revenues                              2,378         2,727
                                         --------      --------
    Total Operating Revenues             $357,500      $321,572
                                         ========      ========

Average Gas Sales Revenues per Mcf       $   4.78      $   3.99
Average Transportation Revenue per Mcf   $    .31      $    .29
Cost of Gas per Mcf Sold                 $   3.26      $   2.60

                       HEATING DEGREE DAYS

                    Weather
Service            Sensitive           Six months ended March 31,
 Area             Customers %           1997      1996     Normal
--------------    -----------           -----     -----    ------
Texas                 45%               3,128     3,094    3,286
Kentucky              26%               3,684     4,211    3,968
Louisiana             13%               1,421     1,898    1,729
Colorado, Kansas
  and Missouri        16%               5,237     5,145    5,315
                     ----
System Average       100%               3,388     3,579    3,585



(1) Volumes are reported as metered in million cubic feet
("MMcf").

                     ATMOS ENERGY CORPORATION
                CONSOLIDATED OPERATING STATISTICS

                                               Twelve months
                                              ended March 31,
Volumes Handled - MMcf (1)                  1997          1996
--------------------------                -------       -------
Sales Volumes
  Residential                              50,194        52,141
  Commercial                               21,517        21,780
  Industrial (including agricultural)      35,508        40,190
  Public authority and other                5,021         5,228
                                          -------       -------
    Total                                 112,240       119,339
Transportation Volumes                     28,416        26,723
                                          -------       -------
    Total Volumes Handled                 140,656       146,062
                                          =======       =======
Operating Revenues (000's)
--------------------------
Gas Sales Revenues
  Residential                            $270,979      $239,909
  Commercial                              102,498        89,813
  Industrial (including agricultural)     107,444       117,010
  Public authority and other               24,626        21,238
                                         --------      --------
    Total Gas Sales Revenues              505,547       467,970
Transportation Revenues                     9,134         9,038
Other Revenues                              4,991         5,242
                                         --------      --------
    Total Operating Revenues             $519,672      $482,250
                                         ========      ========

Average Gas Sales Revenues per Mcf       $   4.50      $   3.92
Average Transportation Revenue per Mcf   $    .32      $    .34
Cost of Gas per Mcf Sold                 $   3.03      $   2.53

                       HEATING DEGREE DAYS

                    Weather
Service            Sensitive        Twelve months ended March 31,
 Area             Customers %           1997      1996     Normal
--------------    -----------           -----     -----    ------
Texas                 45%               3,365     3,444    3,539
Kentucky              26%               4,083     4,531    4,352
Louisiana             13%               1,503     1,954    1,766
Colorado, Kansas
  and Missouri        16%               6,004     6,301    6,257
                     ----
System Average       100%               3,734     4,016    3,957


(1) Volumes are reported as metered in million cubic feet
("MMcf").

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 3 of notes to consolidated financial statements on pages
8-10 herein for a description of legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Atmos Energy Corporation on February 12, 1997, 14,552,221 votes were cast as follows:

                                 VOTES        VOTES     BROKER
                                  FOR       WITHHELD   NON-VOTE
                               ----------  ----------  --------
Class II Directors:

    Thomas C. Meredith         14,430,625     121,596      -
    Carl S. Quinn              14,473,984      78,237      -
    Robert F. Stephens         14,478,500      73,721      -
    Richard Ware II            14,475,047      77,174      -

The other directors will continue to serve until the expiration of their terms. The term of the Class III directors, Phillip E. Nichol, Lee E. Schlessman, and Charles K. Vaughan will expire in 1998. The term of the Class I directors, Travis W. Bain II and Dan Busbee, will expire in 1999. The term of the Class II directors, listed above, will expire in 2000.


Item 5. Other Information

In addition to the officer and director changes disclosed herein under Item 6(b) Reports on Form 8-K, Donald P. Burman was named to the position of Treasurer for the Company, replacing Carl W.
Weller, who retired in January 1997.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          A list of exhibits required by Item 601 of Regulation
          S-K and filed as part of this report is set forth in the Exhibits Index, which immediately precedes such exhibits.

     (b)  Reports on Form 8-K

          The Company filed a Form 8-K Current Report, Item 5,
          Other Events, dated February 17, 1997, disclosing:

          (1)  Robert F. Stephens has resigned as President and
               Chief Operating Officer.

          (2)  James F. Purser has resigned as Executive Vice
               President and Chief Financial Officer.

          (3) Robert W. Best was elected as Chairman of the Board, President and Chief Executive Officer. In addition, Charles K. Vaughan announced his resignation from the position of Chairman of the Board effective with the employment of Mr. Best. Mr. Vaughan, however, will remain a member of the Board of Directors.

          The Company filed a Form 8-K Current Report, Item 5,
          Other Events, dated March 17, 1997, disclosing:

          (1) Atmos and United Cities have agreed to extend the period of closing the merger of United Cities with and into Atmos until August 31, 1997, pending regulatory approvals of the merger in Illinois and Missouri.

          (2) Atmos has initiated a restructuring of its operations to achieve operating efficiencies and cost savings. Specifically, Atmos is setting up a network of payment centers in its service areas, consolidating field offices, and opening a central customer support center.

          Subsequent to March 31, 1997, the Company filed a Form
          8-K Current Report, Item 5, Other Events, dated April
          4, 1997, disclosing:

          (1) Robert F. Stephens and James F. Purser have resigned from Atmos' Board of Directors.

          (2) The Illinois hearing examiner in the regulatory proceeding in Illinois recommended, in a proposed order, that the Illinois Commerce Commission deny Atmos' and United Cities' petition to merge. The companies have an opportunity to respond to such proposed order and they remain optimistic that the Illinois Commission will ultimately approve the merger.

          (3)  Larry J. Dagley has been appointed Executive Vice
               President and Chief Financial Officer of Atmos.
               He previously served as Senior Vice President and

               Chief Financial Officer of Pacific Enterprises,
               Chief Financial Officer of Transco Energy Company and as an audit partner with Arthur Andersen & Co.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ATMOS ENERGY CORPORATION
                                  (Registrant)




Date:  May 14, 1997          By:  /s/ Larry J. Dagley
                                  ------------------------------
                                  Larry J. Dagley
                                  Executive Vice President
                                  and Chief Financial Officer




Date:  May 14, 1997          By:  /s/ David L. Bickerstaff
                                  ------------------------------
                                  David L. Bickerstaff
                                  Vice President and Controller
                                  (Principal Accounting Officer)

                       EXHIBITS INDEX
                         Item 6(a)

                                                 Page Number or
 Exhibit                                         Incorporation
 Number                 Description              by Reference to
 -------    -----------------------------------  ---------------

 10.1       *Severance Agreement dated March 10,
            1997 between the Company and Robert
            W. Best

 15         Letter regarding unaudited interim
            financial information

 27         Financial Data Schedule for Atmos
            for the quarter ended March 31, 1997























 ---------------------
 * This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."