Form 10-Q
period 1997-06-30
ATMOS ENERGY CORP
filed 1997-08-13
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-10042

                     ATMOS ENERGY CORPORATION
      (Exact name of registrant as specified in its charter)


        TEXAS and VIRGINIA                         75-1743247
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                Identification No.)

1800 Three Lincoln Centre
5430 LBJ Freeway, Dallas, Texas                           75240
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

Number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 1997.

            Class                        Shares Outstanding
        ------------                     ------------------
        No Par Value                         16,204,504





PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                     ATMOS ENERGY CORPORATION
        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (In thousands, except share data)

                                         June 30,  September 30,
                                           1997          1996
                                       ------------ ------------
ASSETS
Property, plant and equipment             $722,742     $666,438
  Less accum. depreciation and amort.      272,941      252,871
                                          --------     --------
  Net property, plant and equipment        449,801      413,567
Current assets
  Cash and cash equivalents                  2,140        3,726
  Accounts receivable, net                  44,367       25,284
  Inventories                                7,605        7,174
  Gas stored underground                     9,767       14,652
  Prepayments                                2,751        1,489
                                          --------     --------
    Total current assets                    66,630       52,325
Deferred charges and other assets           37,470       35,969
                                          --------     --------
                                          $553,901     $501,861
                                          ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
  Common stock outstanding:
    16,192,897 shares at 6/30/97 and
    16,021,321 shares at 9/30/96          $     81     $     80
  Additional paid-in capital               115,268      111,206
  Retained earnings                         72,820       61,012
                                          --------     --------
    Total shareholders' equity             188,169      172,298
Long-term debt                             157,303      122,303
                                          --------     --------
    Total capitalization                   345,472      294,601
Current liabilities
  Current maturities of long-term debt       8,000        9,000
  Notes payable to banks                    38,700       62,800
  Accounts payable                          41,715       31,640
  Taxes payable                             10,696        3,584
  Customers' deposits                       10,010        9,858
  Other current liabilities                 14,940       10,674
                                          --------     --------
    Total current liabilities              124,061      127,556
Deferred income taxes                       42,523       39,056
Deferred credits and other liabilities      41,845       40,648
                                          --------     --------
                                          $553,901     $501,861
                                          ========     ========
See notes to condensed consolidated financial statements.

                     ATMOS ENERGY CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                             Three months ended
                                                   June 30,
                                             ------------------
                                               1997        1996
                                             -------    -------
Operating revenues                           $86,726    $93,571
  Purchased gas cost                          51,599     59,795
                                             -------    -------
  Gross profit                                35,127     33,776
Operating expenses
  Operation                                   19,191     19,354
  Maintenance                                  1,122      1,013
  Depreciation and amortization                5,795      5,456
  Taxes, other than income                     4,022      3,742
  Income taxes                                   292        152
                                             -------    -------
   Total operating expenses                   30,422     29,717
                                             -------    -------
Operating income                               4,705      4,059

Other income (expense)                           (88)      (303)

Interest charges                               4,119      3,440
                                            --------    -------
Net income                                   $   498    $   316
                                            ========    =======
Net income per share                         $   .03    $   .02
                                            ========    =======
Cash dividends per share                     $   .25    $   .24
                                            ========    =======
Average shares outstanding                    16,176     15,965
                                            ========    =======



See notes to condensed consolidated financial statements.

                     ATMOS ENERGY CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                              Nine months ended
                                                  June 30,
                                           --------------------
                                              1997        1996
                                           --------    --------
Operating revenues                          $444,226   $415,143
Purchased gas cost                           290,061    265,248
                                           --------    --------
  Gross profit                               154,165    149,895

Operating expenses
  Operation                                   67,138     62,022
  Maintenance                                  3,233      3,154
  Depreciation and amortization               18,181     16,382
  Taxes, other than income                    15,252     13,446
  Income taxes                                14,050     15,715
                                           ---------    -------
   Total operating expenses                  117,854    110,719
                                           ---------    -------
Operating income                              36,311     39,176

Other income (expense)                           (21)      (288)

Interest charges                              12,389     10,956
                                            --------   --------
Net income                                  $ 23,901   $ 27,932
                                            ========   ========
Net income per share                        $   1.48   $   1.76
                                            ========   ========
Cash dividends per share                    $    .75   $    .72
                                            ========   ========
Average shares outstanding                    16,123     15,855
                                            ========   ========




See notes to condensed consolidated financial statements.

                     ATMOS ENERGY CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                            Twelve months ended
                                                  June 30,
                                           --------------------
                                               1997        1996
                                           --------    --------
Operating revenues                          $512,827   $491,136
Purchased gas cost                           331,557    311,359
                                            --------   --------
  Gross profit                               181,270    179,777

Operating expenses
  Operation                                   87,923     82,334
  Maintenance                                  4,291      4,206
  Depreciation and amortization               22,648     21,623
  Taxes, other than income                    18,685     16,767
  Income taxes                                11,645     13,756
                                            --------   --------
   Total operating expenses                  145,192    138,686
                                            --------   --------
Operating income                              36,078     41,091

Other income (expense)                           (29)      (458)

Interest charges                              16,131     14,331
                                            --------   --------
Net income                                  $ 19,918   $ 26,302
                                            ========   ========
Net income per share                        $   1.24   $   1.67
                                            ========   ========
Cash dividends per share                    $    .99   $    .95
                                            ========   ========
Average shares outstanding                    16,093     15,767
                                            ========   ========



See notes to condensed consolidated financial statements.

                     ATMOS ENERGY CORPORATION
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (In thousands)

                                             Nine months ended
                                                  June 30,
                                            -------------------
                                               1997      1996
                                            --------   --------
Cash Flows From Operating Activities
  Net income                                $ 23,901   $ 27,932
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
      Depreciation and amortization
        Charged to depreciation and
          amortization                        18,181     16,382
        Charged to other accounts              2,872      2,705
      Deferred income taxes                    3,467      2,307
      Other                                      306        219
  Net change in operating assets and
      liabilities                              5,104     16,398
                                             -------    --------
    Net cash provided by operating
      activities                              53,831     65,943


Cash Flows From Investing Activities
  Capital expenditures                       (55,044)   (57,874)
  Retirements of property, plant and
   equipment                                  (2,243)     3,344
                                            --------    --------
    Net cash used in investing activities    (57,287)   (54,530)

Cash Flows From Financing Activities
  Net increase (decrease) in notes
    payable to banks                         (24,100)     2,600
  Issuance of long-term debt                  40,000          -
  Cash dividends paid                        (12,093)   (11,393)
  Repayment of long-term debt                 (6,000)    (7,000)
  Issuance of common stock                     4,063      4,239
                                            --------    --------
    Net cash provided (used)
      in financing activities                  1,870    (11,554)
                                            --------    --------
Net decrease in cash and cash equivalents (1,586) (141) Cash and cash equivalents at beginning
  of period                                    3,726      2,294
                                            --------    --------
Cash and cash equivalents at end
  of period                                 $  2,140   $  2,153
                                            ========    ========

See notes to condensed consolidated financial statements.

                     ATMOS ENERGY CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          June 30, 1997


1. Unaudited interim financial information


In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other factors, the results of operations for the nine month period ended June 30, 1997 are not indicative of expected results of operations for the year ending September 30, 1997. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements in the 1996 annual report to shareholders of Atmos Energy Corporation ("Atmos" or the "Company"). The condensed consolidated balance sheet of Atmos, as of June 30, 1997, and the related condensed consolidated statements of income for the three-month, nine-month, and twelve-month periods ended June 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 1997 and 1996, included herein have been subjected to a review by Ernst & Young LLP, the Company's independent accountants, whose report is included herein.

Common stock - As of June 30, 1997, the Company had 75,000,000 shares of common stock, no par value (stated at $.005 per share), authorized.

2.  Business combination activity

Agreement to acquire United Cities Gas Company

In July 1996, the Company announced that it had reached a definitive agreement with United Cities Gas Company ("United Cities") of Brentwood, Tennessee, wherein United Cities will be merged with and into Atmos by means of a tax-free reorganization. The merger was approved by the shareholders of both United Cities and Atmos in November 1996. The final regulatory approval was received on June 25, 1997. It was followed by a 30-day period during which any of the parties to the proceeding could have sought rehearing. Effective July 31, 1997, each of the approximately 13.3 million shares of United Cities common stock was converted into the right to receive one share of Atmos common stock. Pursuant to the agreement with United Cities, Atmos will increase the indicated annual dividend to not less than $1.02 per share, for no less than four quarters, at the first Board meeting following the closing of the transaction, which Board meeting will be on August 13, 1997. The transaction will be accounted for by the pooling of interests method. Certain pro forma combined financial statements are included herein as supplemental information.

United Cities is a natural gas utility company engaged in the distribution and sale of natural gas to approximately 316,000 customers in Tennessee, Illinois, Virginia, Kansas, Missouri, South Carolina, Georgia, and Iowa, and in the sale of propane to approximately 27,000 customers in Tennessee, Virginia and North Carolina. United Cities' assets consist of the property, plant and equipment used in its natural gas and propane sales and distribution businesses. Following consummation of the merger, United Cities' business will be operated as a division of Atmos, along with Atmos' Energas Company, Trans Louisiana Gas Company, Western Kentucky Gas Company, and Greeley Gas Company divisions. The accompanying consolidated financial statements of the Company do not include the assets, liabilities, or operating results of United Cities.

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

On January 19, 1993, the Louisiana Supreme Court issued a decision reversing in part the lower courts' rulings, dismissing all of plaintiffs' claims against the defendants which sought damages due to alleged overcharges and further ruling that all such claims are within the exclusive jurisdiction of the Louisiana Commission. Any claims which sought damages other than overcharges were remanded to the trial court but were stayed pending the completion of the Louisiana Commission proceeding referred to below.

The Company has reached a settlement with the plaintiffs in the context of the Louisiana Commission proceeding referred to below, which settlement resolves all outstanding issues relating to the Company, subject to the satisfaction of certain procedural conditions.

On July 14, 1995, the Louisiana Commission entered an order approving a settlement with the Company and TLIG in connection with its investigation of the costs included in the Trans La Division's purchased gas adjustment component in its rates. The order exonerated the Company of any wrongdoing with respect to the manipulation of the cost of gas component of its gas rate to residential and commercial customers. In the settlement, the Company agreed to refund approximately $541,000 plus interest to the Trans La Division's customers over a two-year period due to certain issues related to the calculation of the weighted average cost of gas. The refund totaling approximately $1,016,000, which includes interest calculated through October 1, 1995, began in September 1995 and was to be credited to customer bills along with interest that accrued after October 1, 1995. The Company refunded approximately $533,000 under the settlement in fiscal 1996 and the remaining amount in fiscal 1997. Most of the issues that generated the refunds arose before the Trans La Division (formerly Trans Louisiana Gas Company) was acquired by the Company in 1986.

On April 18, 1997, the Louisiana Commission entered its Order approving a settlement between LIG and the Louisiana Commission pursuant to which LIG will make a payment of $10,275,000 to the Trans La Division for the benefit of its ratepayers. This settlement resolves all remaining issues in the Louisiana proceeding discussed above. Pursuant to the Order, the Trans La Division has been ordered to flow through a total of $9,725,000 of the LIG settlement, plus accrued interest, to its customers in the form of credits to customers bills for the months November 1997 through March 1998. The remaining $550,000 will be credited one half to TLIG with the other half credited to the Trans La Division for legal fees. The Order became final on June 2, 1997 when no appeals had been filed during the appeal period which ended June 1, 1997.

As a result of the settlements reached in the Louisiana proceedings, a Joint Motion was filed in the Court on July 29, 1997, requesting the Court to lift the stay of the proceedings entered by the Court on January 19, 1993 to permit the consummation of the proposed settlement, certify a class for purposes of settlement and to preliminarily approve the settlement between the plaintiff class and all defendants. On July 30, 1997, the Court entered its order lifting the stay of the proceedings, certifying a class of current Trans La Gas rate payers for purposes of settlement and receipt of proceeds of settlement, preliminarily approving the proposed settlement between the plaintiff class and the defendants, approving the form of notice to potential class members, and setting a fairness hearing regarding the proposed settlement and disbursement of proceeds. At the fairness hearing, which is set for December 15, 1997, final approval of the settlement by the Court will be sought. If final approval of the Court is granted, the suit will be dismissed.

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

During the nine months ended June 30, 1997, the Company paid installments due of $1,000,000 on its 9.75% Senior Notes, $3,000,000 on its 9.76% Senior Notes and $2,000,000 on its 11.2%
Senior Notes.

At June 30, 1997, the Company had committed, short-term, unsecured bank credit facilities totaling $92,000,000, of which $80,000,000 was unused. The Company also had aggregate uncommitted lines of credit totaling $155,000,000, of which $128,300,000 was unused at June 30, 1997.


5. Statements of cash flows

Supplemental disclosures of cash flow information for the nine month periods ended June 30, 1997 and 1996 are presented below.

                                     Nine months ended
                                         June 30,
                                   -------------------
                                     1997        1996
                                   -------     -------
                                      (In thousands)
Cash paid for
  Interest                         $14,174      $11,477
  Income taxes                       2,238        3,840

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors
Atmos Energy Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of June 30, 1997, and the related condensed consolidated statements of income for the three-month, nine-month, and twelve-month periods ended June 30, 1997 and 1996 and the statements of cash flows for the nine-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



                                   ERNST & YOUNG LLP
Dallas, Texas
August 6, 1997

UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS

The following unaudited pro forma combined condensed financial statements give effect to the merger of Atmos and United Cities on a pooling of interests basis. The pooling of interests method of accounting assumes that the combining companies were merged from inception and the historical financial statements for the periods prior to consummation of the merger are restated as though the companies had been combined from inception. The pro forma combined condensed balance sheet assumes that the Merger took place on the balance sheet date and combines the June 30, 1997 balance sheets of Atmos and United Cities, respectively. The pro forma combined condensed statements of income for the nine month and twelve month periods ended June 30, 1997 include Atmos' and United Cities' results of operations for the periods then ended. Atmos' fiscal year ends on September 30, while United Cities' fiscal year ends on December 31. Thus, the pro forma combined condensed statements of income for the years ended September 30, 1996, 1995, and 1994 include Atmos' results of operations for the years then ended and United Cities' results of operations for the years ended December 31, 1996, 1995, and 1994. As a result, United Cities' results of operations for the three months ended December 31, 1996 (operating revenues of $122,971,000 and net income of $9,263,000) are included in the pro forma statements of income for both the year ended September 30, 1996, and the nine and twelve month periods ended June 30, 1997. The pro forma combined condensed financial statements include certain account reclassifications to conform United Cities' classifications to Atmos' presentation.

These pro forma combined condensed financial statements should be read in conjunction with the accompanying notes, the historical financial statements and notes of Atmos and the historical financial statements and notes of United Cities. The pro forma adjustments are based upon available information and assumptions that management of Atmos, through consultation with management of United Cities, believes are reasonable. The pro forma combined condensed financial statements do not purport to represent the financial position or results of operations which would have occurred had the merger been consummated on the dates indicated or Atmos' financial position or results of operations for any future date or period. In addition, due to the effect of weather on sales and other factors which are characteristic of public utility operations, pro forma financial results for the twelve month period ended June 30, 1997, are not necessarily indicative of trends for any 12-month period.

      ATMOS ENERGY CORPORATION AND UNITED CITIES GAS COMPANY
            PRO FORMA COMBINED CONDENSED BALANCE SHEET
                          JUNE 30, 1997
                           (Unaudited)

                                                                    United      Pro Forma
                                                      Atmos         Cities        Adj           Pro Forma
                                                    --------       --------     --------        ----------
ASSETS                                                                   (In thousands)
Property, plant and equipment                       $722,742       $570,950    $   -          $1,293,692
  Less accum. depreciation and amort.                272,941        206,865        -             479,806
                                                   ---------      ---------    --------       ----------
Net property, plant and equipment                    449,801        364,085        -             813,886
Current assets
  Cash and cash equivalents                            2,140          5,067        -               7,207
  Accounts receivable, net                            44,367         31,053        -              75,420
  Inventories                                          7,605          6,709        -              14,314
  Gas stored underground                               9,767         24,781        -              34,548
  Other current assets                                 2,751            603        -               3,354
                                                   ---------      ---------    ---------      ----------
    Total current assets                              66,630         68,213        -             134,843
Deferred charges and other assets                     37,470         30,670        -              68,140
                                                   ---------      ---------    ---------      ----------
                                                    $553,901       $462,968    $  -           $1,016,869
                                                   =========      =========    =========      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Shareholders' equity
  Common stock                                      $     81       $110,109    $(110,042)(b)  $       148
  Additional paid-in capital                         115,268         22,462      110,042 (b)      247,772
  Retained earnings                                   72,820         32,599        -              105,419
                                                   ---------      ---------    ---------      -----------
  Total shareholders' equity                         188,169        165,170        -              353,339
Long-term debt                                       157,303        149,233        -              306,536
                                                   ---------      ---------    ---------      -----------
  Total capitalization                               345,472        314,403        -              659,875

Current liabilities
  Current maturities of long-term debt                 8,000          7,173        -               15,173
  Notes payable to banks                              38,700         39,626        -               78,326
  Accounts payable                                    41,715         18,686        -               60,401
  Taxes payable                                       10,696          7,646        -               18,342
  Customers' deposits                                 10,010          6,255        -               16,265
  Other current liabilities                           14,940         21,593        -               36,533
                                                   ---------      ---------    ----------     -----------
    Total current liabilities                        124,061        100,979        -              225,040
Deferred income taxes                                 42,523         32,980        -               75,503
Deferred credits and other liabilities                41,845         14,606        -               56,451
                                                   ---------      ---------    ----------     -----------
                                                    $553,901       $462,968    $   -           $1,016,869
                                                   =========      =========    ==========     ===========

See accompanying notes to pro forma combined condensed financial statements.

                                                14



                                              ATMOS ENERGY CORPORATION AND UNITED CITIES GAS COMPANY
                               PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME
                                        NINE MONTHS ENDED JUNE 30, 1997
                                                  (Unaudited)


                                                                    United        Pro Forma
                                                     Atmos         Cities           Adj         Pro Forma
                                                   --------       --------       ---------      ---------
                                                               (In thousands, except share data)
Operating revenues                                 $444,226        $342,747      $    -           $786,973

Purchased gas cost                                  290,061         215,850           -            505,911
                                                   ---------       ---------      ---------       --------
  Gross profit                                      154,165         126,897           -            281,062

Operating expenses
  Operation                                          67,138          49,450           -            116,588
  Maintenance                                         3,233           5,618           -              8,851
  Depreciation and amortization                      18,181          16,691           -             34,872
  Taxes, other than income                           15,252          10,357           -             25,609
  Income taxes                                       14,050          13,450           -             27,500
                                                   ---------       ---------      ---------       --------
     Total operating expenses                       117,854          95,566           -            213,420
                                                   ---------       ---------      ---------       --------
Operating income                                     36,311          31,331           -             67,642

Other income (expense)                                  (21)          3,947           -              3,926

Interest charges                                     12,389          13,417           -             25,806
                                                   ---------      ---------       ---------       --------
Net income                                         $ 23,901       $  21,861      $    -           $ 45,762
                                                   =========      ==========      =========      =========
Net income per share                               $   1.48       $    1.65      $    -           $   1.56
                                                   =========      ==========      =========      =========
Dividends per share                                $    .75       $     .76      $    -     (c)   $    .76
                                                   =========      ==========      =========      =========
Average shares outstanding                           16,123          13,241           -             29,364
                                                   =========      ==========      =========      =========



See accompanying notes to pro forma combined condensed financial statements.


                                              ATMOS ENERGY CORPORATION AND UNITED CITIES GAS COMPANY
                               PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME
                                       TWELVE MONTHS ENDED JUNE 30, 1997
                                                  (Unaudited)


                                                                    United        Pro Forma
                                                      Atmos         Cities           Adj         Pro Forma
                                                    --------       --------       ---------      ---------
                                                               (In thousands, except share data)
Operating revenues                                  $512,827        $390,291       $   -         $903,118
Purchased gas cost                                   331,557         244,246           -          575,803
                                                   ---------       ---------      ---------     ---------
  Gross profit                                       181,270         146,045           -          327,315

Operating expenses
  Operation                                           87,923          65,511           -          153,434
  Maintenance                                          4,291           7,492           -           11,783
  Depreciation and amortization                       22,648          21,954           -           44,602
  Taxes, other than income                            18,685          13,234           -           31,919
  Income taxes                                        11,645           9,463           -           21,108
                                                   ---------       ---------      ---------     ---------
     Total operating expenses                        145,192         117,654           -          262,846
                                                   ---------       ---------      ---------     ---------
Operating income                                      36,078          28,391           -           64,469

Other income (expense)                                   (29)          4,585           -            4,556

Interest charges                                      16,131          17,587           -           33,718
                                                   ---------       ---------      ---------     ---------
Net income                                          $ 19,918        $ 15,389       $   -         $ 35,307
                                                   =========       =========      =========     =========
Net income per share                                $   1.24        $   1.16       $   -         $   1.20
                                                   =========       =========      =========     =========
Dividends per share                                 $    .99        $   1.02       $   -  (c)    $   1.00
                                                   =========       =========      =========     =========
Average shares outstanding                            16,093          13,215           -           29,308
                                                   =========       =========      =========     =========


See accompanying notes to pro forma combined condensed financial statements.


                                              ATMOS ENERGY CORPORATION AND UNITED CITIES GAS COMPANY
                               PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME
                                         YEAR ENDED SEPTEMBER 30, 1996
                                                  (Unaudited)
                                                        As reported (a)
                                                     ----------------------
                                                                    United        Pro Forma
                                                      Atmos         Cities           Adj          Pro Forma
                                                    --------       --------       --------        ----------
                                                               (In thousands, except share data)
Operating revenues                                   $483,744       $402,947      $   -           $886,691
Purchased gas cost                                    306,744        255,535          -            562,279
                                                    ---------      ---------      ---------       --------
  Gross profit                                        177,000        147,412          -            324,412

Operating expenses
  Operation                                            82,807         65,389          -            148,196
  Maintenance                                           4,212          7,507          -             11,719
  Depreciation and amortization                        20,849         20,817          -             41,666
  Taxes, other than income                             16,879         13,735          -             30,614
  Income taxes                                         13,310          9,646          -             22,956
                                                    ---------      ---------      ---------       --------
    Total operating expenses                          138,057        117,094          -            255,151
                                                     --------       --------      ---------       --------
Operating income                                       38,943         30,318          -             69,261

Other income (expense)                                   (296)         3,863          -              3,567

Interest charges                                       14,698         16,979          -             31,677
                                                    ---------      ---------      ---------       --------
Net income                                           $ 23,949       $ 17,202      $   -           $ 41,151
                                                    =========      =========      =========       ========
Net income per share                                 $   1.51       $   1.31      $   -           $   1.42
                                                    =========      =========      =========       ========
Dividends per share                                  $    .96       $   1.02      $   -     (c)   $    .98
                                                    =========      =========      =========       ========
Average shares outstanding                             15,892         13,086          -             28,978
                                                    =========      =========      =========       ========



See accompanying notes to pro forma combined condensed financial statements.


                                              ATMOS ENERGY CORPORATION AND UNITED CITIES GAS COMPANY
                               PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME
                                         YEAR ENDED SEPTEMBER 30, 1995
                                                  (Unaudited)

                                                         As reported (a)
                                                     ----------------------
                                                                    United       Pro Forma
                                                      Atmos         Cities           Adj         Pro Forma
                                                    --------       --------      ----------      ---------
                                                               (In thousands, except share data)
Operating revenues                                   $435,820       $313,735      $    -          $749,555
Purchased gas cost                                    268,810        180,587           -           449,397
                                                    ---------      ---------      ---------       --------
  Gross profit                                        167,010        133,148           -           300,158

Operating expenses
  Operation                                            83,431         63,193           -           146,624
  Maintenance                                           4,276          7,074           -            11,350
  Depreciation and amortization                        20,741         19,856           -            40,597
  Taxes, other than income                             16,611         13,369           -            29,980
  Income taxes                                          9,574          6,616           -            16,190
                                                    ---------      ---------      ---------        -------
    Total operating expenses                          134,633        110,108           -           244,741
                                                    ---------      ---------      ---------        -------
Operating income                                       32,377         23,040           -            55,417

Other income                                              217          3,360           -             3,577

Interest charges                                       13,721         16,465           -            30,186
                                                    ---------      ---------      ---------      ---------
Net income                                           $ 18,873       $  9,935       $   -          $ 28,808
                                                    =========      =========      =========      =========
Net income per share                                 $   1.22       $    .84       $   -          $   1.06
                                                    =========      =========      =========      =========
Dividends per share                                  $    .92       $   1.02       $   -    (c)   $    .96
                                                    =========      =========      =========      =========
Average shares outstanding                             15,416         11,792           -            27,208
                                                    =========      =========      =========      =========



See accompanying notes to pro forma combined condensed financial statements.



                                              ATMOS ENERGY CORPORATION AND UNITED CITIES GAS COMPANY
                               PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME
                                         YEAR ENDED SEPTEMBER 30, 1994
                                                  (Unaudited)

                                                        As reported (a)
                                                      --------------------
                                                                    United        Pro Forma
                                                      Atmos         Cities           Adj          Pro Forma
                                                    --------       --------       ---------       ---------
                                                               (In thousands, except share data)
Operating revenues                                   $499,808       $326,494      $    -           $826,302
Purchased gas cost                                    331,571        197,711           -            529,282
                                                    ---------      ---------      ---------        --------
  Gross profit                                        168,237        128,783           -            297,020

Operating expenses
  Operation                                            92,132         58,852           -            150,984
  Maintenance                                           5,888          6,595           -             12,483
  Depreciation and amortization                        18,841         17,870           -             36,711
  Taxes, other than income                             16,808         11,538           -             28,346
  Income taxes                                          8,102          6,368           -             14,470
                                                    ---------      ---------      ---------        --------
     Total operating expenses                         141,771        101,223           -            242,994
                                                     --------      ---------      ---------        --------
Operating income                                       26,466         27,560           -             54,026

Other income                                              503            351           -                854

Interest charges                                       12,290         15,818           -             28,108
                                                    ---------      ---------      ---------        --------
Net income                                           $ 14,679       $ 12,093      $    -           $ 26,772
                                                    =========      =========      =========        ========
Net income per share                                 $    .97       $   1.16      $    -           $   1.05
                                                    =========      =========      =========        ========
Dividends per share                                  $    .88       $  1.005      $    -   (c)     $    .90
                                                    =========      =========      =========        ========
Average shares outstanding                             15,195         10,409           -             25,604
                                                    =========      =========      =========        ========


See accompanying notes to pro forma combined condensed financial statements.

      ATMOS ENERGY CORPORATION AND UNITED CITIES GAS COMPANY
    NOTES TO PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

1. Merger

Pursuant to the terms of the Reorganization Agreement, each outstanding share of United Cities Stock has been converted into the right to receive one share of Atmos Stock. The pro forma financial statements assume the issuance of the Atmos Stock in connection with the merger and that the transaction will be accounted for as a pooling of interests. The cost of the merger and integration are estimated to total approximately $17.0 million for the transaction costs and $32.0 million for the separation and other costs. None of these estimated merger and integration costs or the estimated cost savings resulting from the merger, have been reflected in the pro forma combined condensed financial statements.

The pro forma combined condensed balance sheet assumes that the merger took place on the balance sheet date and combines the June
30, l997 balance sheets of Atmos and United Cities, respectively.

The pro forma combined condensed statements of income for the nine and twelve months ended June 30, 1997 include Atmos' and United Cities' results of operations for the periods then ended. The pro forma combined condensed statements of income for the years ended September 30, 1996, 1995, and 1994 include Atmos' results of operations for the years then ended and United Cities' results of operations for its fiscal years ended December 31, 1996, 1995, and 1994, respectively. As a result, United Cities' results of operations for the three months ended December 31, 1996 (operating revenues of $122,971,000 and net income of $9,263,000) are included in the pro forma combined condensed statements of income for both the year ended September 30, 1996 and the nine month and twelve month periods ended June 30, 1997.

2.  Pro forma adjustments

The pro forma adjustments in the accompanying unaudited pro forma combined condensed financial statements are listed below.

(a) Reclassifications were made to certain "as reported" account balances reflected in United Cities financial statements to conform to this reporting presentation.

(b) To adjust common stock to relect the shares of Atmos Stock (stated value of $.005) to be issued in exchange for the shares of United Cities stock. One share of Atmos Stock was exchanged for each share of United Cities Stock. At June 30, 1997, 13,313,047 shares of United Cities Stock were outstanding, resulting in an increase of $66,565 in Atmos Common Stock and a reclassification of $110,041,860 to additional paid-in capital. The actual number of shares issued on July 31, 1997 was 13,320,221.

(c) Dividends per share are calculated by totaling the actual dividends paid by Atmos and United Cities and dividing the result by the total of the weighted average shares outstanding for each period presented. The pro forma dividends per share do not purport to represent the dividend rate for any future date or period.

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

Revenues and sales volume statistics for the three-month, nine-month, and twelve-month periods ended June 30, 1997 and 1996 appear on pages 30-32. Average meters in service are as follows:

                                               Nine months ended
                                                   June 30,
                                             -------------------
                                               1997       1996
                                             --------    -------
Average Meters in Service
  Residential                                 594,002    586,888
  Commercial                                   61,951     61,385
  Industrial (including agricultural)          17,628     18,985
  Public authority and other                    4,777      5,044
                                              -------    -------
    Total                                     678,358    672,302
                                              =======    =======


Completion of Merger with United Cities Gas Company

Effective July 31, 1997 at 11:59 p.m. Eastern time, United Cities Gas Company ("United Cities") of Brentwood, Tennessee, was merged with and into Atmos by means of a tax-free reorganization. The Company will operate United Cities as a division of Atmos and is beginning the integration of the companies. United Cities will be structured like other divisions of Atmos. To achieve this structure, approximately 560 utility positions in United Cities will be eliminated over the next 12 months. An additional 75 Atmos positions will be eliminated as part of the integration, resulting in approximately 635 total position reductions in the combined company over the next twelve months. Atmos also has initiated plans to enhance its customer service in Texas, Louisiana, Kentucky, Colorado, Kansas and Missouri through business process changes which will result in a net reduction of approximately 240 positions. These changes include restructuring business office operations and establishing a network of payment centers and a customer support call center.

Atmos estimates the cost of the merger and integration will total approximately $17 million for the transaction costs and $32 million for the separation and other costs. The Company believes there are substantial longer term benefits to its customers and shareholders from the merger of the two companies, which are expected to result in operating cost savings over the next 10 years totaling approximately $375 million. The Company believes a significant amount of the costs to achieve these benefits will be recovered through rates and future operating efficiencies of the combined operations.

The Company expects to record as regulatory assets the costs of the merger and integration of United Cities as discussed above, along with the costs of the customer service initiative, which are primarily separation costs and are estimated to be approximately $12 million. However, the Company will establish a general reserve of approximately $20 million ($12.8 million after-tax), to account for costs that may not be recovered. Since the substantial portion of the costs are related to position eliminations over the next 12 months and fees payable at the close of the merger, the company expects to account for these costs in the fourth quarter of fiscal year 1997 when the merger is complete, separation plans are approved by the Board of Directors, and announcements are made to employees.

For further information, please see Note 2 of the notes to condensed consolidated financial statements and the pro forma combined condensed financial statements included herein.

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

In February 1995, the Company filed with the Kentucky Public Service Commission (the "Kentucky Commission") for a rate increase for its Western Kentucky Division, which includes approximately 171,000 customers. In October 1995, the Kentucky Commission issued an order authorizing the Company to increase its rates by $2.3 million annually effective November 1, 1995, and by an additional $1.0 million annually beginning in March 1996. The settlement included a decrease in depreciation rates, recovery of expenses related to adoption of Statement of Financial Accounting Standards No. 106 and included a provision for the Company to begin a three-year demand-side management pilot program for the 1996-97 heating season, which could cost up to $450,000 annually, resulting in a total annual operating in-come increase of approximately $4.0 million. To date the Company has incurred costs of approximately $170,000 on the demand-side management pilot program.

FINANCIAL CONDITION

For the nine months ended June 30, 1997, net cash provided by operating activities totaled $53.8 million compared with $65.9 million for the nine months ended June 30, 1996. The net change in operating assets and liabilities was $5.1 million for the nine months ended June 30, 1997 compared with $16.4 million for the nine months ended June 30, 1996. Due to the seasonal nature of the natural gas distribution business, large swings in accounts receivable, accounts payable and inventories of gas in underground storage will occur when entering and leaving the winter or heating season.

Major cash flows used for investing activities for the nine months ended June 30, 1997 included capital expenditures of $55.0 million compared with $57.9 million for the nine months ended June 30, 1996. The capital expenditures budget for fiscal year 1997 is currently $92.1 million, as compared with actual capital expenditures of $77.6 million in fiscal 1996. Capital projects planned for 1997 include major expenditures for mains, services, meters, vehicles, and computer equipment. In November 1996 the Board of Directors approved an additional $24.0 million in the 1997 capital budget for a customer service initiative project which includes a new Customer Information System (CIS), related business process changes and technology infrastructure changes. These expenditures will be financed from internally generated funds and financing activities.

For the nine months ended June 30, 1997, cash provided by financing activities amounted to $1.9 million compared with cash used of $11.6 million for the nine months ended June 30, 1996. During the nine months ended June 30, 1997, notes payable to banks decreased $24.1 million, as compared with an increase of $2.6 million for the nine months ended June 30, 1996 due to the refinancing of short-term debt with proceeds from the issuance of $40.0 million of long-term debt in the quarter ended December 31, 1996. Payments of long-term debt decreased $1.0 million to $6.0 million for the nine months ended June 30, 1997. Such payments consisted of a $1.0 million installment on the Company's 9.75% Senior Notes, a $3.0 million installment on its 9.76% Senior Notes and a $2.0 million installment on its 11.2% Senior Notes. The Company paid $12.1 million in cash dividends during the nine months ended June 30, 1997, compared with $11.4 million in cash dividends paid during the nine months ended June 30, 1996. This reflects a $.01 per share increase in the quarterly dividend rate and an increase in the number of shares outstanding. In the nine month period ended June 30, 1997, the Company issued 171,576 shares of stock under the ESOP and the Directors' Stock-for-Fee Plan compared with 463,192 shares, including 313,411 for the Oceana Heights acquisition, issued during the nine months ended June 30, 1996.

The Company believes that internally generated funds, its short-term credit facilities and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 1997. At June 30, 1997 the Company had $92.0 million of committed, short-term credit facilities, $80.0 million of which was available for additional borrowing. The committed lines are renewed or renegotiated at least annually. At June 30, 1997, the Company also had $155.0 million of uncommitted short-term lines, $128.3 million of which was unused.

In July 1997, the Company received its initial debt ratings from two rating agencies. Standard & Poor's has assigned its single -'A'- minus corporate credit rating to the Company. In addition, a single -'A'- minus rating has been assigned to the Company's senior secured and senior unsecured debt, and a single -'A'- minus bank loan rating has been assigned. Moody's has assigned an A3 rating to the Company's senior unsecured medium-term notes and unsecured bank term loan.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997, COMPARED WITH THREE MONTHS
ENDED JUNE 30, 1996

Operating revenues decreased by approximately 7% to $86.7 million for the three months ended June 30, 1997 from $93.6 million for the three months ended June 30, 1996. The primary factor contributing to the decrease in operating revenues was decreased sales to industrial (including agricultural) customers. Volumes sold to industrial (including agricultural) customers decreased
6.5 billion cubic feet ("Bcf") or 50%. During the quarter ended June 30, 1997, temperatures averaged 57% colder than in the corresponding quarter of the prior year, resulting in increased sales volumes to all weather sensitive customers. Sales revenue per Mcf also increased. However, the revenue impact of these factors in the quarter ended June 30, 1997 was more than offset by decreased industrial (including agricultural) sales volumes due to higher rainfall which reduced the need for irrigation.
The total volume of gas sold and transported for the three months ended June 30, 1997 was 25.9 Bcf compared with 29.2 Bcf for the three months ended June 30, 1996. The average sales price per Mcf sold increased $.57 to $4.50 as a result of a $.19 increase in the average cost of gas per Mcf sold and rate increases in Kentucky and Texas. Gas costs are passed through to end users and do not affect gross profit directly.

Purchased gas cost for the quarter ended June 30, 1997 decreased
$8.2 million, or 14%, due to decreased sales volumes, as discussed above. The decrease in volumes more than offset the increase in the average cost of gas per Mcf sold.

Gross profit increased by approximately 4% to $35.1 million for the three months ended June 30, 1997, from $33.8 million for the three months ended June 30, 1996. The increase in gross profit was primarily due to $1.5 million of additional revenues from the rate increases implemented in Texas and Kentucky. Increased sales to weather sensitive customers also contributed. These factors were partially offset by the 50% decrease in sales volumes to industrial (including agricultural) customers, as discussed above. Operating expenses, excluding income taxes, increased 2% from $29.6 million for the three months ended June 30, 1996 to $30.1 million for the three months ended June 30, 1997 primarily due to slightly higher depreciation and taxes other. Operating income increased for the three months ended June 30, 1997 to $4.7 million from $4.1 million for the three months ended June 30, 1996. The increase in operating income primarily resulted from increased gross profit.

Net income increased from $.3 million for the three months ended June 30, 1996 to $.5 million for the three months ended June 30, 1997. This increase in net income primarily resulted from the increase in operating income. It was partially offset by a $.7 million increase in interest charges due to increased debt outstanding during the quarter ended June 30, 1997 as compared with the quarter ended June 30, 1996.


NINE MONTHS ENDED JUNE 30, 1997, COMPARED WITH NINE MONTHS ENDED
JUNE 30, 1996

Operating revenues increased by approximately 7% to $444.2 million for the nine months ended June 30, 1997 from $415.1 million for the nine months ended June 30, 1996. The primary factor contributing to the higher operating revenues was increased sales revenue per Mcf. Weather in the Company's service areas was 2% warmer than normal and 1% warmer than weather in the corresponding nine-month period of the prior fiscal year. Volumes sold to industrial (including agricultural) customers decreased from the corresponding period of the prior year by 10.6 Bcf or 36% due to lower agricultural demand due to increased rainfall and switching to transportation service by industrial sales customers. The average sales price per Mcf increased from $3.98 for the nine months ended June 30, 1996 to $4.72 for the nine months ended June 30, 1997. The increase in the average sales price reflects increased cost of gas and rate increases implemented in Texas and Kentucky. The average cost of gas per Mcf sold increased 21% from $2.61 for the nine months ended June 30, 1996 to $3.16 for the nine months ended June 30, 1997. The average cost of gas increased due to increased supply costs.

Gross profit increased to $154.2 million for the nine months ended June 30, 1997, compared with $149.9 million for the nine months ended June 30, 1996. The 3% increase in gross profit was primarily due to rate increases in Texas and Kentucky, which contributed approximately $5.8 million to gross profit for the nine months ended June 30, 1997. The effect of these rate increases was partially offset by lower sales volumes. Operating expenses, excluding income taxes, increased to $103.8 million for the nine months ended June 30, 1997, from $95.0 million for the nine months ended June 30, 1996. The increase was comprised of $5.1 million in operation expense, $.8 million in maintenance expense, $1.8 million in depreciation and $1.8 million in taxes other than income. The principal factor contributing to the increase in operation expense was the increase in administrative and general expenses associated with approximately $4.4 million of severance pay for management changes in the second quarter. The increase in depreciation related to utility plant additions placed in service during the past year. The primary factor in the increase in taxes other than income taxes was taxes on increased revenues. The provision for income taxes for the nine months ended June 30, 1997 decreased $1.7 million from the provision for the corresponding period of the prior year due to decreased pre-tax income.

Operating income decreased for the nine months ended June 30, 1997 to $36.3 million from $39.2 million for the nine months ended June 30, 1996. The decrease in operating income primarily resulted from decreased sales to industrial (including agricultural) customers and increased operating expenses as discussed above.

Interest expense increased approximately $1.4 million or 13% for the nine months ended June 30, 1997 compared with the nine months ended June 30, 1996. This increase was primarily due to increased average debt outstanding.

Net income decreased for the nine months ended June 30, 1997, by approximately 14% to $23.9 million from $27.9 million for the nine months ended June 30, 1996. The decrease in net income resulted from the increases in operating expenses and interest charges. Earnings per share decreased to $1.48 for the nine months ended June 30, 1997 from $1.76 for the nine months ended June 30, 1996, while average shares outstanding increased approximately 2%. Dividends per share increased 4% to $.75 for the nine months ended June 30, 1997.


TWELVE MONTHS ENDED JUNE 30, 1997, COMPARED WITH TWELVE MONTHS
ENDED JUNE 30, 1996

Operating revenues increased by approximately 4% to $512.8 million for the 12 months ended June 30, 1997 from $491.1 million for the 12 months ended June 30, 1996. The increased revenues for the 12 months ended June 30, 1997 were due to increased gas sales revenue per Mcf as a result of rate increases and higher gas costs which are passed through to end users. Total sales and transportation volumes decreased to 137.4 Bcf for the 12 months ended June 30, 1997 compared with 147.6 Bcf for the corresponding prior 12-month period. Sales volumes to industrial (including agricultural) customers decreased 13.9 Bcf while transportation volumes increased 3.5 Bcf. This significant decrease in industrial (including agricultural) sales volumes was due to decreased agricultural demand and switching from sales to transportation service by some industrial customers. The average sales price per Mcf increased from $3.93 to $4.62. The average sales price reflects the increased cost of gas and rate increases implemented in Texas and Kentucky. The average cost of gas per Mcf sold increased from $2.56 to $3.08 for the 12 months ended June 30, 1997. The average cost of gas increased due to increased supply costs.

Gross profit increased by approximately 1% to $181.3 million for the 12 months ended June 30, 1997, from $179.8 million for the 12 months ended June 30, 1996 due to the rate increases mentioned above. Changes in cost of gas did not directly affect gross profit. Operating expenses, excluding income taxes, increased 7% from $124.9 million for the 12 months ended June 30, 1996, to $133.5 million for the 12 months ended June 30, 1997. Increases occurred in operation expenses, depreciation and taxes other than income. Factors contributing to the $5.6 million increase in operation expenses were administrative and general expenses of approximately $4.4 million associated with severance pay for recent management changes and smaller increases in distribution, customer accounts, and customer service and information expenses. The primary reason for the $1.0 million increase in depreciation was utility plant additions placed in service during the past year. The $1.9 million increase in taxes other than income
resulted primarily from taxes on increased revenues.   Income
taxes decreased $2.1 million for the 12 months ended June 30, 1997, as compared with the 12 months ended June 30, 1996 due to decreased pretax income. Operating income decreased in the 12 months ended June 30, 1997 by approximately 12% to $36.1 million. The primary reasons for the decrease in operating income were the significant decrease in agricultural demand and the increase in operating expenses discussed above.

Net income for the 12 months ended June 30, 1997 was $19.9 million compared with $26.3 million for the 12 months ended June 30, 1996. The decrease in net income resulted from the decrease in operating income discussed above and an increase of $1.8 million in interest charges due to increased average debt outstanding, including the issuance of $40 million of Senior Notes issued in November 1996. Earnings per share decreased by 26% to $1.24. Average shares outstanding increased approximately 2% as compared with the prior year. Dividends per share increased approximately 4% to $.99.

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

                     ATMOS ENERGY CORPORATION
                CONSOLIDATED OPERATING STATISTICS

                                      Three months ended June 30,
                                                1997       1996
                                              -------    -------
Sales Volumes -- MMcf (1)
  Residential                                   7,905      6,568
  Commercial                                    3,405      2,882
  Industrial (including agricultural)           6,385     12,870
  Public authority and other                      718        549
                                              -------    -------
   Total                                       18,413     22,869
Transportation Volumes -- MMcf (1)              7,485      6,335
                                              -------    -------
   Total Volumes Delivered - MMcf (1)          25,898     29,204
                                              =======    =======
Operating Revenues (000's)
Gas Sales Revenues
  Residential                                 $43,101    $38,050
  Commercial                                   15,845     13,648
  Industrial (including agricultural)          20,599     35,492
  Public authority and other                    3,254      2,781
                                              -------    -------
   Total Gas Revenues                          82,799     89,971
Transportation Revenues                         2,476      2,169
Other Revenues                                  1,451      1,431
                                              -------    -------
   Total Operating Revenues                   $86,726    $93,571
                                              =======    =======

Average Gas Sales Revenues per Mcf            $  4.50    $  3.93
Average Transportation Revenue per Mcf        $   .33    $   .34
Cost of Gas per Mcf Sold                      $  2.80    $  2.61

                       HEATING DEGREE DAYS

                    Weather          Three months ended June 30,
Service            Sensitive         ---------------------------
 Area             Customers %        1997      1996       Normal
--------------    -----------        ----      ----       ------
Texas                 45%             406       192         227
Kentucky              26%             482       363         336
Louisiana             13%             102        91          42
Colorado, Kansas
  and Missouri        16%             852       607         779
                     ----
System Average       100%             458       291         321
Percent of Normal                    143%       91%


(1) Volumes are reported as metered in million cubic feet("MMcf").

                     ATMOS ENERGY CORPORATION
                CONSOLIDATED OPERATING STATISTICS

                                       Nine months ended June 30,
                                               1997        1996
                                             --------   --------
Sales Volumes -- MMcf (1)
  Residential                                  47,688     47,700
  Commercial                                   19,912     19,413
  Industrial (including agricultural)          19,297     29,930
  Public authority and other                    4,767      4,759
                                             --------   --------
   Total                                       91,664    101,802

Transportation Volumes -- MMcf (1)             23,050     20,018
                                             --------   --------
    Total Volumes Delivered - MMcf (1)        114,714    121,820
                                             ========   ========
Operating Revenues (000's)
Gas Sales Revenues
  Residential                                $250,515   $217,603
  Commercial                                   94,237     79,891
  Industrial (including agricultural)          65,229     87,570
  Public authority and other                   23,115     19,754
                                             --------   --------
   Total Gas Revenues                         433,096    404,818
Transportation Revenues                         7,301      6,167
Other Revenues                                  3,829      4,158
                                             --------   --------
   Total Operating Revenues                  $444,226   $415,143
                                             ========   ========

Average Gas Sales Revenues per Mcf           $   4.72   $   3.98
Average Transportation Revenue per Mcf       $    .32   $    .31
Cost of Gas per Mcf Sold                     $   3.16   $   2.61

                       HEATING DEGREE DAYS

                    Weather          Nine months ended June 30,
Service            Sensitive       -----------------------------
 Area             Customers %       1997       1996       Normal
--------------    -----------      -----      -----       ------
Texas                 45%          3,534      3,286        3,513
Kentucky              26%          4,166      4,574        4,304
Louisiana             13%          1,523      1,989        1,771
Colorado, Kansas
  and Missouri        16%          6,089      5,752        6,094
                     ----
System Average       100%          3,846      3,870        3,906
Percent of Normal                    98%        99%


See footnote on page 30.

                     ATMOS ENERGY CORPORATION
                CONSOLIDATED OPERATING STATISTICS

                                     Twelve months ended June 30,
                                               1997       1996
                                             --------   --------
Sales Volumes -- MMcf (1)
  Residential                                  51,531     51,824
  Commercial                                   22,040     21,625
  Industrial (including agricultural)          29,023     42,917
  Public authority and other                    5,190      5,195
                                             --------   --------
   Total                                      107,784    121,561

Transportation Volumes -- MMcf (1)             29,566     26,032
                                             --------   --------
   Total Volumes Delivered - MMcf (1)         137,350    147,593
                                             ========   ========
Operating Revenues (000's)
Gas Sales Revenues
  Residential                                $276,030   $242,407
  Commercial                                  104,695     90,088
  Industrial (including agricultural)          92,551    123,314
  Public authority and other                   25,099     21,586
                                             --------   --------
   Total Gas Sales Revenues                   498,375    477,395
Transportation Revenues                         9,441      8,434
Other Revenues                                  5,011      5,307
                                             --------   --------
   Total Operating Revenues                  $512,827   $491,136
                                             ========   ========

Average Gas Sales Revenues per Mcf           $   4.62   $   3.93
Average Transportation Revenue per Mcf       $    .32   $    .32
Cost of Gas per Mcf Sold                     $   3.08   $   2.56

                       HEATING DEGREE DAYS

                    Weather         Twelve months ended June 30,
Service            Sensitive        ----------------------------
 Area             Customers %        1997      1996       Normal
--------------    -----------       -----     -----       ------
Texas                 45%           3,579     3,348        3,529
Kentucky              26%           4,202     4,628        4,339
Louisiana             13%           1,514     1,994        1,771
Colorado, Kansas
  and Missouri        16%           6,249     5,931        6,268
                     ----
System Average       100%           3,901     3,942        3,950
Percent of Normal                     99%      100%


See footnote on page 30.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 3 of notes to consolidated financial statements on pages
8, 9 and 10 herein for a description of legal proceedings.


Item 5. Other Information

The following officers have announced their plans to retire:

H.F. Harber, Senior Vice President - Corporate Services, retired
July 31, 1997.

Jack W. Eversull, Vice President - Investor Relations, will retire effective December 3, 1997.

Don James, Senior Vice President of Public Affairs, will retire effective December 31, 1997.


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

     The Company filed a Form 8-K Current Report, Item 5, Other
     Events, dated June 10, 1997, disclosing the following:

          (1) On June 10, 1997, Atmos, United Cities and the staff of the Illinois Commerce Commission jointly filed a proposed order, which if granted, would approve the merger of United Cities and Atmos.

          2) The Illinois Commerce Commission issued an order dated June 25, 1997, approving the merger of United Cities and Atmos.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ATMOS ENERGY CORPORATION
                                         (Registrant)




Date:  August 13, 1997        By: /s/ Larry J. Dagley
                                  ------------------------------
                                          Larry J. Dagley
                                      Executive Vice President
                                     and Chief Financial Officer


Date:  August 13, 1997        By: /s/ David L. Bickerstaff
                                   ------------------------------
                                        David L. Bickerstaff
                                    Vice President and Controller
                                   (Principal Accounting Officer)

                          EXHIBITS INDEX
                           Item 6. (a)

                                                      Page Number or
 Exhibit                                              Incorporation
 Number                    Description                by Reference to

 -------     --------------------------------------   ---------------
 10.1        *Atmos Energy Corporation Supplemental
             Executive Benefits Plan (Amended and
             Restated in its entirety May 14, 1997)

 10.2        *Consulting Agreement between the
             Company and Charles K. Vaughan,
             effective October 1, 1994

 10.3        *Amendment No. 1 to Consulting
             Agreement between the Company and
             Charles K. Vaughan, dated May 14, 1997

 15          Letter regarding unaudited interim
             financial information

 27          Financial Data Schedule for Atmos
             Energy Corporation for the nine months
             ended June 30, 1997








* This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."