Form 10-K
period 1997-09-30
ATMOS ENERGY CORP
filed 1997-12-22
CIK 731802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended September 30, 1997  OR

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

     Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
     Title of each class                  on which registered
     -------------------                 ---------------------
     Common stock, No Par Value          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X]. No [ ].

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the voting stock held by non-affiliates of the registrant was $738,585,541 as of November 25, 1997. On November 25, 1997 the registrant had 29,770,088 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement filed for the annual meeting of shareholders on February 11, 1998 are incorporated by reference into Part III.

Cautionary Statement under the Private Securities Litigation Reform Act of 1995

          The matters discussed or incorporated by reference in this Annual Report on Form 10-K contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Report including, but not limited to, those contained in the following sections, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Notes 2, 5, and 11 of notes to consolidated financial statements, regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements made in good faith by the Company. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company's operations, markets, services, rates, recovery of costs, availability of gas supply, and other factors. These risks and uncertainties include, but are not limited to, economic, competitive, governmental, weather, technological and other factors.


                                     PART I

ITEM 1.  BUSINESS

          Atmos Energy Corporation (the "Company") was organized under the laws of the State of Texas in 1983 as a subsidiary of Pioneer Corporation ("Pioneer") for the purposes of owning and operating Pioneer's natural gas distribution business in Texas. Immediate ly following the transfer of such business, which had been opera ted by Pioneer and its predecessors since 1906, Pioneer distrib uted the outstanding stock of the Company, then known as Energas Company, to Pioneer shareholders. In September 1988, the Company changed its name from Energas Company to Atmos Energy Corporation. As a result of its merger with United Cities Gas Company in July 1997, the Company became incorporated in the Commonwealth of Virginia as well as the State of Texas.

          The Company distributes and sells natural gas and propane to approximately 1.02 million residential, commercial, industrial, agricultural, and other customers. The Company distributes and sells natural gas to approximately 985,000 customers in 802 cities, towns, and communities in service areas located in Texas, Louisiana, Kentucky, Colorado, Kansas, Illinois, Tennessee, Iowa, Virginia, Georgia, South Carolina and Missouri. The Company also transports gas for others through parts of its distribution system. It also distributes propane to approximately 29,000 customers in Kentucky, North Carolina, Tennessee and Virginia.

          The Company's Texas distribution system is operated through its Energas Company division (the "Energas Division") and covers an area having a population of approximately 950,000 people. The economy of the area is based primarily on oil and gas production and agriculture. The principal cities served by the Energas Division include Amarillo, Lubbock, Midland, and Odessa. At September 30, 1997, the Company served 311,571 customers in Texas.

          The Company's Louisiana distribution system is operated through its Trans Louisiana Gas Company division (the "Trans La Division") and covers an area having a population of approximately 250,000 people. The economy of the area is based primarily on oil and gas production, agriculture, and food processing. The principal cities served by the Trans La Division are Lafayette, Pineville, and Natchitoches. At September 30, 1997, the Company served 80,053 customers in Louisiana.

          The Company's Kentucky distribution system is operated through its Western Kentucky Gas Company division (the "Western Kentucky Division") and covers an area having a population of approximately 680,000 people. The economy of the area is based primarily on industry and agriculture. The principal cities served by the Western Kentucky Division include Bowling Green, Owensboro, and Paducah. At September 30, 1997, the Company served 173,958 customers in Kentucky.

          The Company's distribution systems in Colorado and parts of Kansas and Missouri are operated through its Greeley Gas Company division (the "Greeley Gas Division") and covers an area having a combined population of approximately 228,000 people. The economies of the areas served are based on oil and gas production, agriculture and resort business. The principal cities served by the Greeley Gas Division include Greeley, Durango and Lamar, Colorado and Bonner Springs, Herington and Ulysses, Kansas. At September 30, 1997 the Greeley Gas Division served 113,185 customers.

          The Company operates natural gas distribution systems in Georgia, Illinois, Iowa, South Carolina, Tennessee, Virginia, Kansas and Missouri through its United Cities Gas Company division (the "United Cities Division") and covers an area having a combined population of approximately 6,695,000 people. The economies of the areas served include customers engaged in the manufacture of asphalt, automobiles, auto parts, chemicals, electronics, food products, metals, textiles and wire, among others. The division also serves several colleges and a major army base. The principal cities and counties served by the United Cities Division include Franklin and Murfreesboro, Tennessee; Wyandotte and Johnson Counties in Kansas; Hannibal, Missouri; and Gainesville and Columbus, Georgia. At September 30, 1997, the United Cities Division served 306,681 natural gas customers.

          The Company also operates certain non-utility businesses through various wholly-owned subsidiaries. One subsidiary, United Cities Gas Storage Company ("UCG Storage"), provides natural gas storage services. It owns natural gas storage fields in Kentucky and Kansas to supplement natural gas used by customers in those states.

          Another subsidiary, UCG Energy Corporation ("UCG Energy"), leases appliances, real estate and equipment, and vehicles to the United Cities Division and others, and owns a small interest in a partnership engaged in exploration and production activities. UCG Energy also owns a 45% interest in Woodward Marketing, L.L.C. ("WMLLC"), a gas marketing business incorporated in Texas. WMLLC provides gas marketing services to industrial customers, municipalities and local distribution companies, including the United Cities Division. UCG Energy utilized equity accounting, effective January 1, 1995, for this acquisition. The excess of the purchase price over the value of the net tangible assets, amounting to approximately $5,400,000, was allocated to intangible assets consisting of customer contracts and goodwill, which are being amortized over ten and twenty years, respectively. In accordance with the purchase agreement, if certain earnings targets are met, an additional payment of up to $1,000,000 may be paid over a five-year period.

          UCG Energy also owns United Cities Propane Gas of Tennessee, Inc. (the "Propane Division"), which is engaged in the retail distribution of propane (LP) gas, the wholesale supply and transportation of LP gas, the transportation of certain products for other companies and the direct merchandising and repair of propane gas appliances. Each of approximately 15 town operations has its own storage facility with a total company storage capacity of 2,119,000 gallons. As of September 30, 1997, the Propane Division served 29,097 customers in Tennessee, Kentucky, North Carolina and Virginia. During the three-year period ended September 30, 1997, the Propane Division added approximately 8,000 customers through acquisitions of four propane distribution companies and a propane transport company.

          The natural gas and propane distribution industries are subject to a number of factors, many of which affect the Company from time to time. These include (i) the ongoing need to obtain adequate and timely rate relief from regulatory authorities to recover costs of service and earn a fair return on invested capital; (ii) inherent seasonality of the business; (iii) competition with alternate fuels; (iv) competition with other gas sources for industrial customers, including the ability of some customers to bypass the Company's facilities, which could result in loss of revenues and reduction in the Company's net income; and (v) possible volatility in the supply and price of natural gas and propane.

ACQUISITIONS AND MERGERS

          Since its organization in 1983, the Company has sought to expand its customer base and to diversify the weather patterns, local economic conditions, and regulatory environments to which its operations are subject. As part of this strategy, the Company acquired Trans Louisiana Gas Company, Inc. ("TLG") in January 1986, Western Kentucky Gas Utility Corporation in December 1987, Greeley Gas Company ("GGC") in December 1993, Oceana Heights Gas Company of Thibodaux, Louisiana in November 1995 and United Cities Gas Company ("UCGC") in July 1997. The Company continues to consider and pursue, where appropriate, additional acquisitions of natural gas distribution properties and other business opportunities. For further information regarding the UCGC merger, see Note 2 of notes to consolidated financial statements.



UTILITY AND NON-UTILITY DATA

          The following table summarizes certain information regarding the operation of the utility and non-utility businesses of the Company for each of the three years in the period ended September 30, 1997. Prior periods have been restated to reflect the pooling of interests with UCGC on July 31, 1997.


                         Utility    Non-utility    Total
                        ----------  -----------  ----------
                                 (In thousands)
1997
 Operating revenues     $  864,720      $42,115  $  906,835
 Net income                 20,463        3,375      23,838
 Identifiable assets     1,015,818       72,493   1,088,311

1996
 Operating revenues     $  837,125      $49,566  $  886,691
 Net income                 36,740        4,411      41,151
 Identifiable assets       926,935       83,675   1,010,610

1995
 Operating revenues     $  707,680      $41,875  $  749,555
 Net income                 24,618        4,190      28,808
 Identifiable assets       829,849       71,099     900,948

          The utility business is comprised of the Company's five utility divisions: Energas Division, Greeley Gas Division, Trans La Division, United Cities Division and Western Kentucky Division. It includes regulated as well as certain nonregulated utility businesses such as irrigation, transportation and gas marketing activities in the utility divisions' respective service areas.

          The non-utility business includes the operations of UCG Storage and UCG Energy, which includes a 45% interest in WMLLC (a gas marketer), the propane business and leasing of real estate, vehicles and appliances.

OPERATING STATISTICS

          The table on the following page reflects the pooled operating statistics of Atmos and the United Cities Division for fiscal 1997 and the restated operating statistics for the previous four years on a pooled basis. It is followed by two tables of utility sales and operating statistics by business unit for 1997 and 1996, respectively. These two tables are followed by tables of non-utility net income and propane statistics for 1997, 1996 and 1995.

                            ATMOS ENERGY CORPORATION
                         FIVE-YEAR OPERATING STATISTICS

                                                           Year ended September 30,
                                               1997      1996          1995        1994       1993
                                              ------    ------        ------      ------     ------
NUMBER OF CUSTOMERS, at
 end of year
   Residential                                 870,747    860,229    834,376    825,310      789,360
   Commercial                                   92,703     91,960     90,093     93,250       86,124
   Industrial (including agricultural)          17,217     19,403     19,762     20,219        9,564
   Public authority and other                    4,781      4,716      4,982      4,949        3,267
                                            ----------   --------   --------   --------   ----------
        Total natural gas customers            985,448    976,308    949,213    943,728      888,315
      Propane                                   29,097     26,108     23,359     21,693       20,498
                                            ----------  ---------   --------   --------   ----------
        Total Customers                      1,014,545  1,002,416    972,572    965,421      908,813
                                            ==========  =========   ========   ========   ==========
HEATING DEGREE DAYS, (2)
   Actual                                        3,909      4,043      3,706      3,855        4,080
   Percent of normal                                98%       101%        93%        97%         102%

SALES VOLUMES - MMcf (3)
   Residential                                  75,214     77,001     69,666     72,561       74,818
   Commercial                                   37,382     38,247     34,921     35,250       36,307
   Industrial (including agricultural)          46,417     57,863     57,290     57,638       50,537
   Public authority and other                    5,195      5,182      4,779      5,242        4,403
                                            ----------  ---------   --------   --------   ----------
        Total                                  164,208    178,293    166,656    170,691      166,065
TRANSPORTATION VOLUMES -  MMcf (3)              48,800     44,146     47,647     47,882       51,665
                                            ----------  ---------   --------   --------   ----------
TOTAL VOLUMES DELIVERED - MMcf (3)             213,008    222,439    214,303    218,573      217,730
                                            ==========  =========   ========   ========   ==========
PROPANE - Gallons (000's)                       32,975     40,723     28,854     23,175       20,180
                                            ==========  =========   ========   ========   ==========
OPERATING REVENUES (000's)
Gas Revenues
   Residential                              $  452,864  $ 409,039   $337,768   $375,450   $  372,770
   Commercial                                  193,302    186,032    150,949    165,883      165,611
   Industrial (including agricultural)         168,386    187,693    171,591    188,791      160,410
   Public authority and other                   23,898     21,738     18,185     22,463       18,315
                                            ----------  ---------   --------   --------   ----------
        Total gas revenues                     838,450    804,502    678,493    752,587      717,106
Transportation Revenues                         19,885     18,872     19,813     21,325       21,937
Other Revenue                                    6,385     13,751      9,374      6,879        8,014
                                            ----------  ---------   --------   --------   ----------
   Total utility revenues                      864,720    837,125    707,680    780,791      747,057
Non-utility revenues
   Propane revenues                             33,194     34,730     22,124     18,510       16,506
   Other revenues                                8,921     14,836     19,751     27,001       31,330
                                            ----------  ---------   --------   --------   ----------
   Total non-utility revenues                   42,115     49,566     41,875     45,511       47,836
                                            ----------  ---------   --------   --------   ----------
Total operating revenues                    $  906,835  $ 886,691   $749,555   $826,302   $  794,893
                                            ==========  =========   ========   ========   ==========
AVERAGE SALES PRICE/Mcf
   Residential                              $     6.02  $    5.31   $   4.85   $   5.17   $     4.98
   Commercial                                     5.17       4.86       4.32       4.71         4.56
   Industrial (including agricultural)            3.63       3.24       3.00       3.28         3.17
   Public authority and other                     4.60       4.19       3.81       4.29         4.16
        Total                                     5.11       4.51       4.07       4.41         4.32
AVERAGE COST OF GAS/Mcf  SOLD                     3.51       3.15       2.70       3.10         3.04
AVERAGE TRANSPORTATION REVENUES/Mcf                .41        .43        .42        .45          .42

See footnotes on page 7.

         UTILITY SALES AND STATISTICAL DATA BY BUSINESS UNIT - 1997(1)

                                                                          Year ended September 30, 1997
                                                     --------------------------------------------------------------------
                                                                               Western    Greeley    United      Total
                                                       Energas       Trans La  Kentucky     Gas      Cities     Utility
                                                      ---------     ---------  --------   --------   -------    ---------
UTILITY CUSTOMERS, at end of year
  Residential                                           268,518       73,546    154,219     99,472    274,992      870,747
  Commercial                                             25,234        5,409     17,706     13,328     31,026       92,703
  Industrial (including agricultural)                    15,589          120        460        385        663       17,217
  Public authority and other                              2,230          978      1,573          -          -        4,781
                                                       --------     --------   --------   --------   --------   ----------
  Total                                                 311,571       80,053    173,958    113,185    306,681      985,448
                                                       ========     ========   ========   ========   ========   ==========
HEATING DEGREE DAYS, (2)
  Actual                                                  3,553        1,523      4,178      6,195      3,980        3,909
  Normal                                                  3,531        1,771      4,333      6,274      4,070        3,990
  Percent of normal                                         100%          86%        96%        99%        98%          98%

SALES VOLUMES - MMcf (3)
  Residential                                            24,292        3,558     13,543     10,227     23,595       75,215
  Commercial                                              7,912        1,383      6,070      6,731     15,286       37,382
  Industrial (including agricultural)                    19,084        1,872      6,128      1,907     17,425       46,416
  Public authority and other                              2,689          951      1,555          -          -        5,195
                                                       --------     --------   --------   --------   --------   ----------
  Total                                                  53,977        7,764     27,296     18,865     56,306      164,208

TRANSPORTATION VOLUMES - MMcf (3)                         4,479          624     22,398      3,275     18,024       48,800
                                                       --------     --------   --------   --------   --------   ----------

TOTAL VOLUMES HANDLED - MMcf (3)                         58,456        8,388     49,694     22,140     74,330      213,008
                                                       ========     ========   ========   ========   ========   ==========

OTHER STATISTICS
  Operating revenues (000's)                           $234,310     $ 51,866   $144,139   $ 91,341   $343,064   $  864,720
  Gross plant (000's)                                  $322,774     $108,822   $175,793   $137,489   $501,972   $1,246,850
  Net plant (000's)                                    $208,289     $ 78,354   $105,393   $ 83,371   $314,591   $  789,998
  Miles of pipe                                          13,214        2,241      3,638      3,864      7,945       30,902
  Employees (4)                                             534          154        330        250      1,031        2,299
  Communities served                                         92           41        163        123        383          802

(1) Atmos' utility business is comprised of the five utility divisions listed in the table above. Their operations include the regulated local distribution companies and certain unregulated gas marketing subsidiaries located in their respective service areas. The Energas plant balances include certain shared services utilty amounts.

(2) A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The greater the number of heating degree days, the colder the climate. Heating degree days are used in the natural gas industry to measure the relative coldness of weather experienced and to compare relative temperatures between one geographic area and another. Normal degree days is based on 30-year average National Weather Service data for selected locations.

(3) Volumes are reported as metered in million cubic feet ("MMcf").

(4) This excludes 218 and 235 Atmos shared services employees and 162 and 143 non-utility employees in United Cities in 1997 and 1996, respectively.

         UTILITY SALES AND STATISTICAL DATA BY BUSINESS UNIT - 1996 (1)

                                                                          Year ended September 30, 1996
                                                     --------------------------------------------------------------------
                                                                               Western    Greeley    United      Total
                                                        Energas     Trans La   Kentucky     Gas      Cities     Utility
                                                       ---------   ---------   --------   --------   -------    ---------
UTILITY CUSTOMERS, at end of year
  Residential                                            266,805     73,414    151,798     97,653    270,559      860,229
  Commercial                                              24,950      5,392     17,334     13,230     31,054       91,960
  Industrial (including agricultural)                     17,780        118        467        401        637       19,403
  Public authority and other                               2,219        956      1,541          -          -        4,716
                                                        --------   --------   --------   --------   --------   ----------
 Total                                                   311,754     79,880    171,140    111,284    302,250      976,308
                                                        ========   ========   ========   ========   ========   ==========

HEATING DEGREE DAYS, system average (2)
  Actual                                                   3,331      1,980      4,610      5,912      4,322        4,043
  Normal                                                   3,528      1,760      4,376      6,234      4,070        3,990
  Percent of normal                                           94%       113%       105%        95%       106%         101%

SALES VOLUMES (2)
  Residential                                             22,842      4,205     14,694      9,829     25,458       77,028
  Commercial                                               7,426      1,490      6,351      6,252     16,706       38,225
  Industrial (including agricultural)                     24,978      1,707     10,726      1,028     18,207       56,646
  Public authority and other                               2,529        962      1,685      1,218          -        6,394
                                                        --------   --------   --------   --------   --------   ----------
   Total                                                  57,775      8,364     33,456     18,327     60,371      178,293

TRANSPORTATION VOLUMES (3)                                 5,694        562     16,936      3,342     17,612       44,146
                                                        --------   --------   --------   --------   --------   ----------
TOTAL VOLUMES HANDLED (3)                                 63,469      8,926     50,392     21,669     77,983      222,439
                                                        ========   ========   ========   ========   ========   ==========

OTHER STATISTICS
  Operating revenues (000's)                            $203,409   $ 53,288   $153,203   $ 73,844   $353,381   $  837,125
  Gross plant (000's)                                   $278,180   $103,809   $158,918   $125,531   $476,855   $1,143,293
  Net plant (000's)                                     $168,014   $ 74,816   $ 96,252   $ 74,485   $301,699   $  715,266
  Miles of pipe                                           13,163      2,090      3,570      3,817      7,523       30,163
  Employees (4)                                              609        167        373        268      1,068        2,485
  Communities served                                          92         41        163        123        383          802

See footnotes on page 7.

  The non-utility business is comprised of the operations of UCG Storage and UCG Energy. Their net income for 1997, 1996 and 1995 is recapped below:


                                 1997     1996    1995
                                -------  ------  ------
                                    (In thousands)
Non-utility net income:
 Propane                        $  (89)  $1,276  $1,123
 Rental                          1,109    1,237   1,693
 Interest in WMLLC and other     1,616    1,092     634
 Storage                           739      806     740
                                ------   ------  ------
  Total                         $3,375   $4,411  $4,190
                                ======   ======  ======

          The Company's Propane Division sells and transports propane to both wholesale and retail customers. Propane statistics for 1997, 1996 and 1995 are shown below. The division sold 33 million gallons of propane in 1997 as compared with 41 million gallons in 1996. The decrease in volume was the result of winter weather that was 7% warmer than normal in 1997.

PROPANE STATISTICS:


                             1997      1996      1995
                           -------   -------   -------
                                (In thousands)
Sales
 Retail                    $19,201   $21,434   $15,932
 Wholesale                  10,349    13,296     6,192
                           -------   -------   -------
                            29,550    34,730    22,124
Cost of sales               20,084    23,832    13,038
                           -------   -------   -------
Gross profit               $ 9,466   $10,898   $ 9,086
                           =======   =======   =======
Gross margin % of sales       32.0%     31.4%     41.1%
Gallons                     32,975    40,723    28,854

GAS SALES

          The Company's natural gas distribution business is seasonal and highly dependent on weather conditions in the Company's service areas. Gas sales to residential and commercial customers are greater during the winter months than during the remainder of the year. The volumes of such sales during the winter months will vary with the temperatures during such months. The seasonal nature of the Company's sales to residential and commercial customers is offset partially by the Company's sales in the spring and summer months to its agricultural customers in Texas, Colorado and Kansas who utilize natural gas to operate irrigation equipment. The Company also has weather normalization adjustments in its rate jurisdictions in Tennessee and Georgia, which serve approximately 170,000 customers. The Company's management believes that the Company has lessened its sensitivity to weather risk by diversifying its operations into geographic areas having different weather patterns.

          In addition to weather, the Company's revenues are affected by the cost of natural gas and economic conditions in the areas that the Company serves. Higher gas costs, which the Company is generally able to pass through to its customers under purchased gas adjustment clauses, may cause customers to conserve, or, in the case of industrial customers, to use alternative energy sources.

          In recent years, natural gas market conditions have changed. Natural gas prices to distributors have become more volatile and the number of competing marketers of natural gas has increased. The Company's gas marketing subsidiaries purchase gas to address requirements for large volume customers in certain highly competitive markets.

          In certain instances, customers purchase gas directly from others instead of from the Company and the Company transports such gas through its distribution systems to the customers' facilities for a fee. Although transportation of customer-owned gas reduces the Company's operating revenues and corresponding purchased gas cost, the transportation revenues received by the Company may offset the loss to gross profit.

          The Company's distribution systems have experienced aggregate peak day deliveries of approximately 1.5 billion cubic feet ("Bcf") per day. The Company has the ability to curtail deliveries to certain customers under the terms of interruptible contracts and applicable state statutes or regulations which enables it to maintain its deliveries to high priority customers. The Company has not imposed curtailment in its Energas Division since the Company began independent operations in 1983 or in its Trans La Division since the Company acquired TLG in 1986. The Western Kentucky Division curtailed deliveries to certain interruptible customers during exceptionally cold periods in December 1989, January 1994 and during the winter of 1996. Neither the Greeley Gas Division nor its predecessor, GGC, have curtailed deliveries to its sales customers since prior to 1980. The United Cities Division curtails interruptible service customers from time to time each year in accordance with the interruptible contracts and tariffs.

GAS SUPPLY

          The Western Kentucky Division's gas supply is delivered by the following pipelines: Texas Gas, Tennessee Gas, Trunkline and ANR, except that a small percentage of the requirements are being purchased directly from intrastate producers that are connected directly to its distribution system. During 1997, the Western Kentucky Division purchased its supply from various producers and marketers including Texaco Gas Marketing, Union Pacific Fuels, Vastar Gas Marketing, Duke Energy, LG&E Natural and Natural Gas Clearinghouse.

          The United Cities Division is served by thirteen interstate pipelines. The majority of the volumes are transported through East Tennessee Pipeline, Southern Natural Gas and Williams Natural Gas. During 1997, the United Cities Division purchased its supply from various producers and marketers including TransCanada, Texaco Gas Marketing, Woodward Gas Marketing, and Williams Energy Service Company.

          Colorado Interstate Gas Company, Williams Natural Gas, Public Service Company of Colorado, and Northwest Pipeline are the principal transporters of the Greeley Gas Division's requirements. Additionally, the Greeley Gas Division purchased substantial volumes from producers that are connected directly to its distribution system. During 1997, the Greeley Gas Division's primary suppliers were Union Pacific Fuels, Williams Energy Service Company, Duke Energy, Interenergy and WESTAR.

          The Energas Division receives sales and transportation service from various KN affiliates. Also, the Company purchases a significant portion of its supply from Pioneer Natural Resources (formerly Mesa) which is connected directly to the Company's Amarillo, Texas distribution system. During 1997, other major suppliers included Texaco Gas Marketing, Enron, and Natural Gas Clearinghouse.

          Louisiana Intrastate Gas Company ("LIG"), Acadian Pipeline, Koch Gateway and Texas Gas Transmission Company pipelines delivered most of the Trans La Division's requirements. The Trans La Division purchased its supply from various producers and marketers including Acadiana Gas Marketing, Koch Gas Marketing, LL&E and Engage Energy.

          The Company owns and operates numerous natural gas storage facilities in Kentucky and Kansas which are used to help meet customer requirements during peak demand periods and to reduce the need to contract for additional pipeline capacity to meet such peak demand periods. Additionally, the Company operates various propane plants and a liquid natural gas ("LNG") plant for peak shaving purposes. The Company also contracts for storage service in underground storage facilities of many of the interstate pipelines serving it. See "Item 2. Properties" for further information regarding the peak shaving facilities.

          The United Cities Division normally injects gas into pipeline storage systems and UCG Storage's storage system during the summer months and withdraws it in the winter months. At the present time, the underground storage facilities of UCG Storage have a maximum daily output capability of approximately 45,000 Mcf.

          The United Cities Division has the ability to serve approximately 60% of its peak day load through the use of company owned storage facilities, storage contracts with its suppliers and peaking facilities throughout the system. This ability provides the operational flexibility and security of supply required to meet the needs of the highly weather sensitive residential and commercial market.

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

          The Trans La Division is regulated by the Louisiana Public Service Commission ("Louisiana Commission"), which regulates utility services, rates, and other matters. In most of the parishes and incorporated areas in which the Company operates in Louisiana, it does so pursuant to a non-exclusive franchise granted by the governing authority of each parish or incorporated area. The franchise gives the Company the general privilege to operate its gas distribution business in, as well as the right to install its distribution lines along the roadways of, the parish or the incorporated area. Direct sales of natural gas to industrial customers in Louisiana who utilize the gas for fuel or in manufacturing processes and sales of natural gas for vehicle fuel are exempt from regulation.

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

          The Greeley Gas Division is regulated by the Colorado Public Utilities Commission ("Colorado Commission"), the Kansas Corporation Commission, and the Missouri Public Service Commis sion with respect to accounting, rates and charges, operating matters, and the issuance of securities. The Company operates in the various incorporated cities served by it in the states of Colorado, Kansas and Missouri under terms of non-exclusive franchises granted by the various cities. The franchises grant to the Company, among other things, the right to install and operate its gas distribution system within the city limits. Most of the Greeley Gas Division's wholesale gas suppliers are regulated by various federal and state commissions.

          In each state in which the United Cities Division operates, its rates, services and operations as a natural gas distribution company are subject to general regulation by the state public service commission. Its pipeline suppliers, but not the United Cities Division or the other utility divisions, are subject to regulation by the Federal Energy Regulatory Commission ("FERC"). The United Cities Division's rates, which vary in its different regulatory jurisdictions, are determined by its cost of purchased gas, rate of return, type of service and volume of use by the customer. In addition, the issuance of securities by the Company is subject to approval by the state commissions, except in South Carolina and Iowa. Missouri only regulates the issuance of secured debt. The United Cities Division operates in each community, where necessary, under a franchise granted by the municipality for a fixed term of years. To date it has been able to renew franchises and expects to continue to do so in the future.

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

          Rates. Approximately 89% of the Company's revenues in fis cal 1997 was derived from sales at rates set by or subject to approval by local or state authorities. The method of determin ing regulated rates varies among the twelve states in which the Company has utility operations. As a general rule, the regulatory authority reviews the Company's rate request and establishes a rate structure intended to generate revenue sufficient to cover the Company's costs of doing business and provide a reasonable return on invested capital.

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

          The Georgia Commission and Tennessee Regulatory Authority have approved Weather Normalization Adjustments ("WNAs") that allow the United Cities Division to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the WNAs was an increase (decrease) in revenues of $2,643,000, $(2,612,000) and $1,030,000 in 1997, 1996 and 1995, respectively.

          The following table sets forth the major rate requests made by the Company during the most recent five years and the action taken on such requests:

                                       Effective      Amount       Amount
      Jurisdiction                        Date       Requested    Received
      ------------                    ------------  -----------  ----------
Texas
  West Texas System                       11/18/94  $2,581,000   $1,702,000(a)
                                          11/01/96   7,676,000    5,800,000(a)

  Amarillo                                11/25/92   4,398,000    2,130,000

Louisiana                                 03/01/93          (b)     730,000(b)
                                          03/01/94          (b)   1,058,000(b)
                                          03/01/95          (b)   1,071,000(b)

Kentucky                                  11/01/95   7,665,000    2,300,000(c)
                                          03/01/96                1,000,000(c)

Colorado                                  05/01/94   4,527,000    3,246,000

Kansas                                    12/01/93   2,604,000    2,088,000(d)
                                          09/01/95   4,230,000    2,700,000(e)

Missouri                                  10/14/95   1,100,000      903,000

South Carolina                            02/07/95     341,000      253,000

Tennessee                                 11/15/95   3,951,000    2,227,000

Iowa                                      05/17/96     750,000      410,000

Georgia                                   12/02/96   5,003,000    3,160,000

Illinois                                  07/09/97   1,234,000      428,000

Virginia                                  09/29/95     810,000      103,000

(a) These increases include $200,000 and $500,000 applicable to areas outside the city limits which became effective in January 1995 and April 1997, respectively.
(b) A September 1992 rate order approved a Rate Stabilization Clause ("RSC") for three years which provided for an annual adjustment of rates to reflect changes in expenses and investment. The RSC provided the Company the opportunity to earn a return on common equity between 11.75% and 12.25%.
(c) The Kentucky rate order provided an increase of $2,300,000, lowered depreciation rates effective November 1, 1995 and provided an additional $1,000,000 beginning March 1, 1996. The order also included a provision for a pilot demand side management program which could cost up to $450,000 annually.
(d) This increase is applicable to the service area of the Greeley Gas Division.
(e) This increase is applicable to the service area of the United Cities
    Division.

  COMPETITION

          The Company is not currently in significant direct competition with any other distributors of natural gas to residential and commercial customers within its service areas. However, the Company does compete with other natural gas suppliers and suppliers of alternate fuels for sales to industrial and agricultural customers.

          The Company competes in all aspects of its business with alternative energy sources, including, in particular, electrici ty. Competition for the residential and commercial customers is increasing. Promotional incentives, improved equipment efficien cies, and promotional rates all contribute to the acceptability of electric equipment. In the United Cities Division, #2 and #6 fuel oil are the primary competition for industrial customers. In addition, certain customers, primarily industrial, may have the ability to by-pass the Company's distribution system by connecting directly with a pipeline.

          Beginning in 1985, changes in the federal regulatory environment through FERC orders and conditions related to markets and gas supply in the United States have brought increased competition into the natural gas industry. In 1993, FERC Order 636 was implemented by the interstate pipelines that serve the United Cities and Western Kentucky Divisions, but FERC policies have not had a direct impact upon the Company's Energas, Greeley Gas and Trans La Divisions which are primarily supplied by intrastate pipelines. However, competition for large volume customers in the United Cities and Western Kentucky Divisions and other service areas has increased as a result of FERC Order 636. The Company has sought regulatory approvals for competitive pricing on a case by case basis.

          The Company participates in the operation of public refueling facilities for the sale of compressed natural gas ("CNG") for vehicular use. The most recent of these were opened in Greeley, Colorado in September 1996, at West Texas A&M University in Canyon, Texas in August 1995, and in Owensboro, Kentucky in April 1995. Prior to that time, the Company provided CNG for vehicular use only in limited situations (such as for school buses in certain school districts and for the fleet vehicles of certain businesses). With the opening of these public refueling stations the Company began competing with gasoline for vehicular fuel sales. All of these facilities, except those in Greeley, Colorado and at West Texas A&M, are located at existing local gasoline stations.

          The United Cities Division has received approval from all the regulatory authorities in the states in which it operates, except Iowa, to place into effect a negotiated tariff rate which allows the United Cities Division to maintain industrial loads at lower margin rates. Iowa has rules which allow for flexible rates. These rates are competitive with the price of alternative fuels. In addition, certain industrial customers have changed from firm to interruptible rate schedules in order to obtain natural gas at a lower cost. Additionally, the United Cities Division has received approval from all state regulatory authorities to provide transportation service of customer-owned gas.

          UCG Energy's propane subsidiary is in competition with other suppliers of propane, natural gas and electricity. Competition exists in the areas of price and service. The wholesale cost of propane is subject to fluctuations primarily based on demand, availability of supply and product transportation costs.

          UCG Energy, through its 45% interest in WMLLC, competes with other natural gas brokers in obtaining natural gas supplies for customers. UCG Energy also competes with other rental companies.

          UCG Storage charges rates to the United Cities Division that are subject to review by the various commissions in the states within which the storage service is provided. Therefore, UCG Storage's rates must be competitive with other storage facilities. UCG Storage also stores natural gas for WMLLC. As a result, UCG Storage is in competition with other companies that store natural gas as to rates charged and deliverability of natural gas. Storage agreements between UCG Storage and the United Cities Division give it first priority to any storage services.

Employees

          At September 30, 1997, the Company employed 2,679 persons. See "Utility Sales and Statistical Data by Business Unit - 1997" for the number of employees by business unit. As discussed in Management's Discussion and Analysis, the Company is in the process of downsizing and restructuring in connection with the integration of UCGC and its Customer Service Initiative. The projected complement at the end of fiscal 1998 is currently estimated at 2,223 persons.

ITEM 2.  PROPERTIES

          The Company owns an aggregate of 30,902 miles of underground distribution and transmission mains throughout its gas distribution systems. These mains are located on easements or right-of-ways granted to the Company, which generally provide for perpetual use. The Company maintains its pipelines through a program of continuous inspection and repair and believes that its pipeline system is in good condition. The Company also owns and operates nine peak shaving plants with a total capacity of approximately 1,050,000 gallons that can produce an equivalent of 19,459 Mcf daily and an LNG storage facility with a capacity of 500,000 Mcf which can inject a daily volume of 30,000 Mcf in the system, as well as underground storage fields which are used to supplement the supply of natural gas in periods of peak demand. It has seven underground gas storage facilities in Kentucky and four in Kansas that have a total storage capacity of approximately 21.1 Bcf. However, approximately 10.0 Bcf of gas in the storage facilities must be retained as cushion gas to maintain reservoir pressure. The maximum daily delivery capability of the storage facilities is approximately 154 MMcf.

          Substantially all of the Company's properties in its Greeley Gas Division and United Cities Division with recorded values of approximately $83.4 million and $314.6 million, respectively, are subject to liens under First Mortgage Bonds assumed by the Company in its mergers with GGC and UCGC. At September 30, 1997, the liens secured $17.0 million of outstanding 9.4% Series J First Mortgage Bonds due May 1, 2021, and $113.0 million of outstanding Series N, P, Q, R, S, T, U and V First Mortgage Bonds due at various dates from 2004 through 2022.

          In 1996 the Company consolidated its administrative offices in Dallas, Texas under one lease. The Company also maintains field offices throughout its distribution system, substantially all of which are located in leased premises.

          Net non-utility property at September 30, 1997 amounted to approximately $19.5 million for propane equipment, $17.4 million for underground storage facilities, and $19.7 million for rental buildings and equipment.

          The Company holds franchises granted by the incorporated cities and towns that it serves. At September 30, 1997, the Company held 413 such franchises having terms generally ranging from five to 25 years. The Company believes that each of its franchises will be renewed.

ITEM 3.  LEGAL PROCEEDINGS

          See Note 5 of notes to consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth certain information as of September 30, 1997, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer during the past five years.


                                Years of
    Name                  Age   Service    Office Currently Held
    ----                  ---   --------   ---------------------
Robert W. Best            50       -       Chairman, President and Chief Executive Officer
Larry J. Dagley           49       -       Executive Vice President and Chief Financial Officer
J. Charles Goodman        36      13       Executive Vice President of  Operations
Donald E. James           50      16       Senior Vice President of Public Affairs
Mary S. Lovell            46       9       Senior Vice President of  Utility Services
Glen A. Blanscet          40      12       Vice President, General  Counsel and Corporate  Secretary
Wynn D. McGregor          44       9       Vice President, Human Resources

          Robert W. Best was named Chairman, President and Chief Executive Officer and was appointed to the Board of Directors in March 1997. He previously served as Senior Vice President -regulated businesses, for Consolidated Natural Gas Company of Pittsburgh, Pennsylvania, since January 1996, responsible for its transmission and distribution companies. He previously served as President of Texas Gas Transmission Company of Owensboro, Kentucky, and Houston, Texas, from 1985 to 1995, and from 1992 to 1995 he was President of Transco Gas Pipeline.

          Larry J. Dagley was named Executive Vice President and Chief Financial Officer effective May 1, 1997. From August 1995 to May 1997, he served as Senior Vice President and Chief Financial Officer of Pacific Enterprises, a Los Angeles, California based utility holding company whose principal subsidiary is Southern California Gas Co., the nation's largest gas distribution utility.
From 1985 until joining Pacific Enterprises, he served as Senior Vice President and Controller (1985-1993) and Senior Vice President and Chief Financial Officer (1993-1995) of Transco Energy Company, a Houston, Texas based natural gas pipeline company. Prior to joining Transco, Mr. Dagley was an audit partner with Arthur Andersen & Co., where he supervised audits and financial consulting engagements in the energy industry.

          J. Charles Goodman was named Executive Vice President, Operations in April 1995. He previously served as President of the Company's Trans La Gas Division from February 1993 until April 1995 and as Chief Engineer from February 1989 until February 1993.

          Donald E. James was named Senior Vice President - Public Affairs in May 1995. He previously served as Senior Vice President and General Counsel from January 1994 to May 1995, Senior Vice President - General Counsel and Corporate Secretary from May 1993 until August 1993, and Senior Vice President and General Counsel from May 1989 until May 1993.

          Mary S. Lovell was named Senior Vice President, Utility Services in May 1995. She previously served as Vice President, Rates and Regulatory Affairs from August 1990 to May 1995.

          Glen A. Blanscet was named Vice President, General Counsel and Corporate Secretary in May 1995. He previously served as Assistant General Counsel and Corporate Secretary from January 1994 to May 1995, and Assistant General Counsel from July 1988 to December 1993.

          Wynn D. McGregor was named Vice President, Human Resources in January 1994. He previously served the Company as Director of Human Resources from February 1991 to December 1993 and as Manager, Compensation and Employment from December 1987 to January 1991.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's stock trades on the New York Stock Exchange under the trading symbol "ATO". The high and low sale prices and dividends paid per share of the Company's common stock for fiscal 1997 and 1996 are listed below. Dividends paid for 1997 and 1996 have been restated to reflect the merger of Atmos and UCGC accounted for as a pooling of interests. Atmos' actual dividends paid in fiscal 1997 were $.25 for each of the first three quarters and $.255 for the fourth quarter, and $.24 per quarter for each quarter of fiscal 1996. The high and low prices listed are the actual closing NYSE quotes for Atmos shares.

                                  1997                       1996
                    -----------------------------  --------------------------
                                        Dividends                   Dividends
                     High     Low         paid      High      Low     paid
Quarter ended:    --------   -----        ----     ------    ------   -----
 December 31       $ 24 3/4   $  22 5/8  $.251     $23      $18       $.245
 March 31            26 1/4      22 1/8   .252      23       21        .245
 June 30             25 1/2      22 1/2   .252      31       22 3/4    .245
 September 30        27 7/8      24 1/2   .255      30 5/8   20 7/8    .245
                                         -----                        -----
                                         $1.01                        $ .98
                                         =====                        =====

          See Note 7 of notes to consolidated financial statements for restriction on payment of dividends. The number of record holders of the Company's common stock on September 30, 1997 was 29,867.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements included herein. Amounts for 1997 reflect the pooled operations of Atmos and the United Cities Division. Prior year amounts have been restated for the pooling.

                                                      Year ended September 30,
                                      ----------------------------------------------------
                                          1997       1996        1995      1994      1993
                                      ----------   ----------  --------  --------  -------
                                               (In thousands, except per share data)
Operating revenues                    $  906,835  $  886,691  $749,555  $826,302  $794,893
                                      ==========  ==========  ========  ========  ========
Net income                            $   23,838  $   41,151  $ 28,808  $ 26,772  $ 29,694
                                      ==========  ==========  ========  ========  ========
Net income per share                  $      .81  $     1.42  $   1.06  $   1.05  $   1.21
                                      ==========  ==========  ========  ========  ========
Cash dividends per share              $     1.01  $      .98  $    .96  $    .91  $    .82
                                      ==========  ==========  ========  ========  ========
Total assets at end of year           $1,088,311  $1,010,610  $900,948  $829,385  $786,739
                                      ==========  ==========  ========  ========  ========
Long-term debt at end of year         $  302,981  $  276,162  $294,463  $282,647  $257,696
                                      ==========  ==========  ========  ========  ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          This section provides management's discussion of Atmos Energy Corporation's ("the Company" or "Atmos") financial condition, cash flows and results of operations with specific information on liquidity, capital resources and results of operations. It includes management's interpretation of such financial results, the major factors expected to affect future operating results, and future investment and financing plans. This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto. For financial and operating statistics, please see the tables of restated and pooled data included herein.

Cautionary Statement under the Private Securities Litigation Reform Act of 1995

          The matters discussed or incorporated by reference in this Annual Report on Form 10-K contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Report including, but not limited to, those contained in this
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements made in good faith by the Company. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company's operations, markets, services, rates, recovery of costs, availability of gas supply, and other factors. These risks and uncertainties include, but are not limited to, economic, competitive, governmental, weather, technological and other factors.

Organization

          The Company distributes, sells and transports natural gas and propane to residential, commercial, industrial and agricultural customers in thirteen states. The natural gas distribution business is operated through its five utility divisions, rather than as a holding company. Such utility business is subject to regulation by state and/or local authorities in each of the states in which the Company operates. In addition, the Company's business is affected by seasonal weather patterns, competition within the energy industry, and economic conditions in the areas that the Company serves.

          With the completion of the merger with United Cities Gas Company this year, Atmos is the 12th largest natural gas distribution utility company in terms of total customers in the country, and the fifth largest pure natural gas utility. Since its organization in 1983, the Company has sought to expand its customer base and to diversify the weather patterns, local economic conditions, and regulatory environments in which it operates. As part of this strategy, the Company has completed major acquisitions in 1986, 1987, 1993 and 1997. In addition to growing through acquisitions, the Company's strategy includes building the Atmos team, running the utility operations exceptionally well, increasing the size and market share of the non-utility operations (gas marketing and propane), and developing plans to participate in retail energy services behind the meter.

          In connection with its merger with United Cities Gas Company, as discussed in Note 2 of notes to consolidated financial statements, the Company acquired certain non-utility subsidiaries which contributed approximately 14% of 1997 net income and offer potential growth opportunities.

          One non-utility subsidiary, UCG Storage, was formed in 1989 to provide natural gas storage services. In 1989, a natural gas storage field was purchased in Kentucky to supplement natural gas used by customers in Tennessee. In addition, natural gas storage fields located in Kansas were sold to UCG Storage and are used to supplement natural gas requirements of Kansas customers.

          The other non-utility subsidiary, UCG Energy, incorporated in 1965, leases appliances, real estate and equipment, and vehicles to the United Cities Division and others. UCG Energy also owns a 45% interest in WMLLC of Houston, Texas, which provides natural gas services to industrial customers, municipalities and local distribution companies in the Southeast and Midwest, including the United Cities Division. Management services include contract negotiation and administration, load forecasting, nominations and scheduling, storage acquisition, capacity utilization and pricing/risk management. WMLLC was formed in 1995.

          UCG Energy has two wholly-owned subsidiaries, United Cities Propane Gas of Tennessee, Inc. and UCG Leasing, Inc. United Cities Propane Gas of Tennessee, Inc. is engaged in the retail and wholesale distribution and transportation of propane (LP) gas. As of September 30, 1997, the propane operation served 29,097 customers in Kentucky, North Carolina, Tennessee and Virginia. UCG Leasing, Inc. was incorporated under the laws of Georgia in 1987 and leases vehicles, equipment and real estate to the United Cities Division. A table of non-utility net income for 1997, 1996 and 1995 appears on page 9 herein.

Acquisitions and Mergers

     The Company has expanded its customer base and sought to diversify the regulations, weather patterns and local economic conditions to which it is subject through acquisitions in fiscal years 1997, 1994, 1987, and 1986. The Company plans to continue its acquisition strategy to add new customers and service areas for both natural gas and propane. It has an excellent track record of acquiring LDC operations that provide diversity in weather, regulatory patterns, economies and markets. It has achieved synergies and benefits quickly, while preserving brand equity.

Ratemaking Activity

     Rates and regulatory initiatives are at the heart of Atmos' utility operations and are important to both shareholders and customers. Atmos' objective is to achieve rates that provide for fair returns for its shareholders while having these rates at low, competitive levels for its customers. As the energy environment and industry change, the process for setting rates in the future may also need to change. In that regard, the Company is participating in a performance-based rates experimental program in Tennessee, which is designed to reward the Company for performing better than certain benchmarks relating to purchased gas cost. A similar program is underway in Georgia. Atmos believes that performance-based rate programs benefit customers and reward efficient service providers like Atmos, and Atmos intends to seek gas cost incentive arrangements and incentive rates in every jurisdiction possible.

     The Company received rate increases totaling $9.4 million, $6.8 million, and $5.8 million effective in fiscal 1997, 1996 and 1995, respectively. For further information regarding these rate increases please see Note 3 "Rates" in notes to consolidated financial statements.

Weather and Seasonality

     The Company's natural gas and propane distribution businesses are seasonal due to weather conditions in the Company's service areas. Sales are affected by winter heating season requirements. Sales to agricultural customers (who use natural gas as fuel in the operation of irrigation pumps) during the period from April through September are affected by rainfall amounts. These factors generally result in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. For further seasonality information, please see the Supplementary Quarterly Financial Data following the notes to consolidated financial statements herein.

     The Georgia Public Service Commission and the Tennessee Regulatory Authority have approved Weather Normalization Adjustments ("WNAs"). The WNAs, effective October through May each year in Georgia and November through April each year in Tennessee, allow the United Cities Division to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the WNAs was an increase/(decrease) in revenues of $2,643,000, ($2,612,000) and $1,030,000 in 1997, 1996 and 1995, respectively.

     The Company has not sought weather normalization clauses in its other rate jurisdictions because of the effect of its geographical diversification strategy and the potential for increased profits in unusually cold years.

Environmental Matters

     The Company is involved in certain environmental matters as discussed in
Note 5 "Contingencies" of notes to consolidated financial statements.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1997 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1996

     To assist in management's discussion of results of operations, the following table presents the effects for fiscal years 1997, 1996 and 1995 of certain non-recurring charges as well as weather which affected reported results.

                                                1997            1996              1995
                                           --------------  ---------------   --------------
                                                     Per              Per              Per
                                           Amount   Share  Amount    Share   Amount   Share
                                           ------   -----  ------    -----   ------   -----
                                               (In thousands, except per share data)
Net income as
  reported                                 $23,838  $ .81  $41,151   $1.42   $28,808  $1.06

Non-recurring charges:
  Management reorganization                  2,800    .10        -       -         -      -
  Reserve for potential sharing of
   merger and integration costs             12,630    .43        -       -         -      -
                                           -------  -----  -------   -----   -------  -----
Normalized net income except for
 effects of weather                         39,268   1.34   41,151    1.42    28,808   1.06

Effects of weather                           3,571    .12   (1,838)   (.06)    5,000    .18
                                           -------  -----  -------   -----   -------  -----
Normalized net income                      $42,839  $1.46  $39,313   $1.36   $33,808  $1.24
                                           =======  =====  =======   =====   =======  =====

Net income as reported

          The Company reported net income of $23.8 million, or $.81 per share, on operating revenues of $906.8 million for the fiscal year ended September 30, 1997. The 1997 net income includes the effects of non-recurring after-tax charges related to management reorganization ($2.8 million or $.10 per share) and reserves related to the UCGC merger and integration ($12.6 million or $.43 per share). Excluding the effect of these charges, the Company's net income would have been $39.3 million or $1.34 per share in 1997, compared with $41.2 million, or $1.42 per share for 1996. The 1997 results include United Cities Gas Company, which merged with Atmos effective July 31, 1997, and prior year operating results have been restated to reflect the pooling of interests accounting which was used for the merger.

Non-recurring charges

          The Company completed a management reorganization in 1997 and recorded a charge of $4.4 million ($2.8 million after-tax) in related costs.

          The cost of the UCGC merger and integration totaled approximately $17 million for the transaction costs and $32 million for the separation and other costs. There are substantial longer term benefits to the Company's customers and shareholders from the merger of the two companies, which the Company expects to result in cost savings over the next 10 years totaling about $375 million. The Company believes a significant amount of the costs to achieve these benefits will be recovered through rates and future operating efficiencies of the combined operations. Therefore, the Company recorded as regulatory assets the costs of the merger and integration of UCGC. However, the Company has established a reserve of approximately $20 million ($12.6 million after-tax), to account for costs that may not be recovered. The Company recorded these costs in the fourth quarter of fiscal year 1997 when the merger was completed, separation plans were approved by the board of directors and announcements were made to employees. For further information regarding the merger please see Note 2 of notes to consolidated financial statements.

Effects of weather

          Annual sales volumes and revenues vary in relation to winter heating degree days and summer irrigation demand. The Company has weather normalization adjustments in its rates in Georgia and Tennessee, but not in the other 10 states in which it has natural gas distribution operations. The estimated effect on net income of weather different from 30-year normals is included in the previous table. The decline in net income, excluding the charges and reserves, was the result of the effects of warmer than normal weather during the winter months, which negatively impacted gas throughput and sales as well as propane sales. In addition, the spring months were wetter than normal, which adversely impacted irrigation gas utilization. Normal weather conditions would have added $.12 per share to net income.

Rates

          The negative effects of weather were partially offset by rate increases implemented in fiscal 1996 and 1997 in jurisdictions in Texas, Kentucky, Illinois, Georgia, Iowa, Tennessee, Missouri and Virginia. Rate increases contributed approximately $8 million to gross profit in 1997.

                        The following table summarizes heating degree days and volumes delivered for 1997, 1996 and 1995.


                                                  Year ended September 30,
                                                 --------------------------
                                                 1997      1996       1995
                                                 ----      ----       ----
HEATING DEGREE DAYS
 Actual                                          3,909      4,043      3,706
 Percent of normal                                  98%       101%        93%

SALES VOLUMES - MMcf
 Residential                                    75,214     77,001     69,666
 Commercial                                     37,382     38,247     34,921
 Industrial (including agricultural)            46,417     57,863     57,290
 Public authority and other                      5,195      5,182      4,779
                                              --------   --------   --------
  Total                                        164,208    178,293    166,656

TRANSPORTATION VOLUMES - MMcf                   48,800     44,146     47,647
                                              --------   --------   --------
TOTAL VOLUMES DELIVERED - MMcf                 213,008    222,439    214,303
                                              ========   ========   ========
PROPANE - Gallons (000's)                       32,975     40,723     28,854
                                              ========   ========   ========
Total operating revenues (000's)              $906,835   $886,691   $749,555
                                              ========   ========   ========

          Operating revenues increased approximately 2% to $906.8 million in 1997 from $886.7 million in 1996 due to an increase of 13% in the average sales price per thousand cubic feet ("Mcf") of gas sold, which more than offset a 4% decrease in total volumes delivered. The increase in sales price reflects an increase in the commodity cost of gas which is passed through to end users and rate increases implemented in 1996 and 1997. Average gas sales revenues per Mcf increased by $.60 to $5.11 in 1997, while the average cost of gas per Mcf sold increased $.36 to $3.51 in 1997. The number of meters in service increased to 985,448 at September 30, 1997 compared with 976,308 at September 30, 1996. Sales to weather sensitive residential, commercial and public authority customers decreased approximately 2.6 billion cubic feet ("Bcf") in 1997 while sales and transportation volumes delivered to industrial and agricultural customers decreased approximately 6.8 Bcf. Total sales and transportation volumes delivered decreased 4.2% to 213.0 Bcf in 1997, as compared with 222.4 Bcf in 1996. The decrease was primarily due to lower irrigation demand as a result of cooler, wetter summer weather in West Texas.

          Gross profit increased by approximately 2% to $329.7 million in 1997 from $324.4 million in 1996. The primary factor contributing to the higher gross profit was annual rate increases totalling approximately $16.2 million implemented in fiscal 1997 and 1996 in Texas, Kentucky, Tennessee, Iowa, Missouri, Georgia, and Illinois. This was partially offset by a decrease of 9.4 Bcf or 4.2% due to the effect of warmer than normal weather and decreased irrigation demand as a result of cooler, wetter summer weather in 1997. Operating expenses, excluding income taxes, increased $31.2 million or 13% to $263.0 million in 1997. The $25.5 million increase in operation expense was due primarily to the non-recurring $20.0 million reserve for potential sharing of merger and integration costs, and the $4.4 million charge for management reorganization. The $3.6 million increase in depreciation was due to utility plant additions placed in service in 1996 and 1997. Income taxes decreased to $14.3 million for 1997 from $23.3 million for 1996. The primary reason for the decrease was lower pre-tax profits. The effective tax rate increased slightly to 37.5% in 1997 from 36.2% in 1996. This was primarily due to increased state income tax rates in 1997. Also, prior to the merger in 1997, UCGC's income was subject to a slightly lower federal tax rate because of the graduated rate structure. Operating income decreased in 1997 by approximately $17.0 million or 24% to $52.3 million. The decrease in operating income resulted primarily from the non-recurring charges included in 1997 operating expenses as discussed above.

          Net income decreased in 1997 by approximately 42% to $23.8 million from $41.2 million in the prior year. This $17.3 million decrease in net income resulted from the $17.0 million decrease in operating income and a $1.9 million increase in interest expense, which were partially offset by a $1.6 million increase in other income. The increase in interest expense was due to higher average debt outstanding in 1997 than in 1996. The $1.6 million increase in other income for 1997 was primarily due to a $1.1 million increase in income from the Company's investment in Woodward Marketing LLC, a Houston gas marketing company. Net income per share decreased to $.81 for 1997 from $1.42 for 1996. Average shares outstanding increased 1% to 29,409,000 shares in 1997 from 1996.

YEAR ENDED SEPTEMBER 30, 1996 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1995

          Operating revenues increased 18% to $886.7 million in 1996 from $749.6 million in 1995 due to weather that was 9% colder than in 1995 and an 11% increase in the average sales price per Mcf sold. Average gas sales revenues per Mcf increased from 1995 by $.44 to $4.51 in 1996, while the average cost of gas per Mcf sold increased $.45 to $3.15 in 1996. The total number of natural gas and propane customers increased to 1,002,416 at September 30, 1996 compared with 972,572 at September 30, 1995.

Sales to weather sensitive residential, commercial and public authority customers increased approximately 11.0 Bcf in 1996 while sales and transportation volumes delivered to industrial and agricultural customers decreased 2.9 Bcf. Total volumes delivered increased 4% to 222.4 Bcf in 1996, as compared with 214.3 Bcf in 1995. Revenues from gas sales to weather sensitive customers increased $109.9 million to $616.8 million in fiscal 1996 due to an 11% increase in average sales price and a 10% increase in volumes sold in 1996. The increase in volumes sold was due to weather 1% colder than normal in 1996, as compared with 7% warmer than normal weather in 1995. Revenues from gas sold and transported to industrial and agricultural customers increased $15.2 million due to a $.24 per Mcf or 8% increase in sales price, despite a slight decrease in volumes delivered.

          Gross profit increased by approximately 8% to $324.4 million in 1996 from $300.2 million in 1995. The primary factor contributing to the higher gross profit in 1996 was higher volumes sold to weather-sensitive customers due to colder weather. The companywide average margin (sales price per Mcf less cost of gas per Mcf) did not change significantly in 1996. Operating expenses, excluding income taxes, increased only slightly to $231.8 million in 1996 from $228.2 million in 1995. Income taxes increased to $23.3 million in 1996 from $16.5 million in 1995. The primary reason for the increase was higher pre-tax profits. The effective tax rate decreased slightly to 36.2% in 1996 from 36.5% in 1995. Operating income increased in 1996 by approximately 25% to $69.3 million from $55.4 million in 1995. The increase in operating income resulted primarily from the increase in 1996 gross profit, partially offset by increases in operating expenses, primarily income taxes, as discussed above.

          Net income increased in 1996 from 1995 by approximately 43% to $41.2 million from $28.8 million in the prior year. This increase in net income resulted primarily from the increase in operating income, which was partially offset by a $1.5 million increase in interest expense. This increase in interest expense was caused by an increase in weighted average short-term debt outstanding in 1996. Net income per share increased to $1.42 for 1996 from $1.06 for 1995. Average shares outstanding increased 7% to 28,978,000 in 1996.

CAPITAL RESOURCES AND LIQUIDITY (See "Consolidated Statements of Cash Flows")

          Because of the pooling of interests of Atmos, which has a September 30 fiscal year end, with UCGC, which had a December 31 year end, the activities of UCGC for the quarter ended December 31, 1996 are included in the restated 1996 consolidated statement of cash flows and not the 1997 consolidated statement of cash flows. As a result, amounts in the 1997 consolidated statement of cash flows as reported are different than they would have been, had they included a full 12 month's activity for UCGC.

          The following pro forma condensed consolidated statement of cash flows reflects activities of both Atmos and UCGC for the full 12 months ended September 30, 1997.

                                       (In thousands)
Cash flows from operating activities:

 Net income                              $  23,838
 Depreciation                               47,494
 Other                                     (11,054)
                                         ---------
  Net cash provided by operating
   activities                               60,278

Net cash used in investing activities     (131,286)

Cash flows from financing activities:
 Increase in notes payable, net             63,600
 Issuance of long-term debt                 40,000
 Repayment of long-term debt               (16,037)
 Issuance of common stock                   10,482
 Cash dividends paid                       (29,778)
                                         ---------
  Net cash provided by financing
   activities                               68,267
                                         ---------
Decrease in cash                            (2,741)

Cash at beginning of year                    8,757
                                         ---------
Cash at end of year                      $   6,016
                                         =========

Cash Flows from Operating Activities

     Cash flows from operating activities as reported in the consolidated statement of cash flows totaled $68.7 million for 1997 compared with $91.7 million for 1996 and $79.1 million for 1995. Due to non-recurring charges recorded in 1997 and deducting UCGC's net income for the quarter ended December 31, 1996, the Company reported lower net income for the 1997 Statement of Cash Flows as compared with 1996 and 1995. Depreciation for the full 12 months of fiscal 1997 was $2.2 million higher than for 1996 because of increasing utility plant in service. Using 1997 beginning balances for UCGC as of December 31, 1996 resulted in large swings in certain seasonal asset and liability accounts like accounts receivable and accounts payable. Gas stored underground increased in 1996 because of higher gas cost, but was lower in 1997 and 1995 because of substantially lower gas prices during the summers of 1997 and 1995 when the storage reservoirs were being refilled. The changes in deferred charges and other assets and other current liabilities in 1997 were related to merger and integration costs accrued and the related regulatory assets recorded in the fourth quarter of 1997. See "Consolidated

Statements of Cash Flows" for other changes in assets and liabilities.

Cash Flows from Investing Activities

     A substantial portion of the Company's cash resources is used to fund its ongoing construction program in order to provide natural gas services to a growing customer base. Net cash used in investing activities totaled $121.1 million in 1997 compared with $111.9 million in 1996 and $101.4 million in 1995. During 1995, UCGC completed construction of a twenty-eight mile main which connects two of its fastest growing distribution systems located in Middle Tennessee and is designed to provide the Company's current customers with the lowest possible priced gas through increased gas supply flexibility. Included in the 1995 capital expenditures stated above is $5.7 million related to this project. Capital expenditures in fiscal 1997 amounted to $122.3 million (including $26.0 million for the Customer Service Initiative ("CSI")) compared with $117.6 million in 1996 and $103.9 million in 1995. Currently budgeted capital expenditures for 1998 total $109.1 million and include approximately $41.5 million for completing CSI, as well as funds for additional mains, services, meters, and vehicles. The CSI project includes application software, related technology infrastructure and business process changes. Benefits related to the CSI project include enabling the Company's ability to deliver its vision by positioning for the future, using best practices in the industry, timely integration of new acquisitions and resolution of Year 2000 issues. Capital expenditures for fiscal 1998 are planned to be financed from internally generated funds and financing activities, as discussed below.

          The following table reflects the Company's capitalization, including short-term debt except for the portion related to current storage gas.


                               1997            1996
                        ---------------  ---------------
                                 (In thousands)
Working capital
 Short-term debt(1)     $ 48,122         $ 43,350
                        ========         ========
Short-term debt          119,178  15.6%    85,138  12.0%
Long-term debt           318,182  41.6%   292,841  41.4%
Shareholders' equity     327,260  42.8%   329,582  46.6%
                        --------  ----   --------  ----
Total capitalization    $764,620   100%  $707,561   100%
                        ========  ====   ========  ====

(1) Includes short-term borrowings associated with working gas inventories.

          As of the end of fiscal 1997, the debt to capitalization ratio had increased to 57.2% from 53.4% in 1996. The increase was primarily due to increased cash requirements related to merger and integration costs and CSI investments in 1997, as well as the effects of the charges and reserves previously discussed. The Company plans to decrease the debt to capitalization ratio to nearer its target of 50% over the next three years through cash flow generated from operations, issuance of new common stock under its Direct Stock Purchase Plan and ESOP, recovery of CSI and merger/integration costs and possibly from the sale of certain real estate assets.

Future capital requirements

          Short-term borrowings are expected to continue to increase somewhat in fiscal 1998 due to budgeted capital expenditures discussed above and scheduled maturities of long-term debt of $15.2 million. The Company has access to $35.0 million available under its committed lines of credit and $159.9 million available under its uncommitted lines.

          Forward looking cash requirements beyond fiscal 1998 include capital expenditures and possible contingencies and environmental matters as discussed in the notes to consolidated financial statements. The Company plans to fund future requirements through internally generated cash flows, credit facilities and its access to the public debt and equity capital markets.

Cash Flows from Financing Activities

     Net cash provided by financing activities totaled $47.3 million for 1997 compared with $22.0 million for 1996 and $26.1 million for 1995. Financing activities during these periods included issuance of common stock, dividend payments, short-term borrowings from banks under the Company's credit lines, and issuance and repayments of long-term debt.

     Cash dividends paid. The Company paid $26.4 million in cash dividends during 1997 (excluding dividends of $3.4 million paid by UCGC in the quarter ended December 31, 1996) compared with $28.5 million in 1996 and $26.2 million in 1995. Prior to the UCGC merger in July 1997, Atmos increased its actual annual dividend rate by $.04 in each of the 3 years presented. Including fiscal 1998, the Company has increased its dividend rate for ten consecutive years.

     Short-term financing activities. At September 30, 1997, the Company had committed lines of credit totaling $187.0 million, $35.0 million of which was unused, in order to provide for short-term cash requirements. These credit facilities are negotiated at least annually. At September 30, 1997, the Company also had uncommitted short-term credit lines of $170.0 million, of which $159.9 million was unused. During 1997, notes payable increased $38.8 million, after the application of $40.0 million proceeds from the issuance of long-term debt to reduce notes payable, compared with an increase of $62.7 million during 1996 and a decrease of $38.5 million in 1995. The decrease in fiscal 1995 was primarily due to repayment of short-term debt with most of the proceeds from the issuance of $67.0 million of long-term debt.

     Long-term financing activities. In November 1996, the Company issued $40.0 million of 6.09% unsecured notes due in November 1998 to a bank. The proceeds were used to refinance short-term debt. Long-term debt payments totaled $14.7 million, $20.7 million, and $10.3 million for the years ended September 30, 1997, 1996 and 1995, respectively. The amount for 1997 excludes repayments of $1.4 million by UCGC in the quarter ended December 31, 1996. Payments of long-term debt in 1997 consisted of $9.0 million of installments on the Company's various unsecured Senior Notes, a $2.0 million installment on the 8.69% Series N First Mortgage Bonds, and installments on various term notes and other long-term obligations totaling $3.7 million. Payments of long-term debt in 1996 and 1995 likewise consisted of annual installments under the various loan documents. No long-term debt was issued in 1996. In the first quarter of 1995, the Company entered into note purchase agreements totaling $40.0 million with two insurance companies and issued $20.0 million of unsecured Senior Notes at 8.07% payable in annual installments of $4.0 million beginning October 31, 2002 through October 31, 2006 with semiannual interest payments and $20.0 million of unsecured Senior Notes at 8.26% payable in annual installments of $1,818,182 beginning October 31, 2004 through October 31, 2014 with semiannual interest payments. In 1995 UCGC issued $22.0 million of medium-term notes under a shelf registration statement and a $5.0 million term note for its propane company. The $27.0 million proceeds of these notes were used by UCGC to repay short-term borrowings, retire long-term debt, finance the Company's construction program and for other corporate purposes.

          The loan agreements pursuant to which the Company's Senior Notes and First Mortgage Bonds have been issued contain covenants by the Company with respect to the maintenance of certain debt-to-equity ratios and cash flows, and restrictions on the payment of dividends. Also see Note 7 of the accompanying notes to consolidated financial statements.

          UCG Energy and Woodward Marketing, Inc. ("WMI"), sole shareholders of WMLLC, act as guarantors of a $12,500,000 credit facility for WMLLC with a bank. No balance was outstanding on this credit facility at September 30, 1997. UCG Energy and WMI also act as joint and several guarantors on certain purchases of natural gas and transportation services from suppliers by WMLLC. These outstanding obligations amounted to $12.2 million at September 30, 1997.

          Issuance of common stock. The Company issued 400,578, 995,467 and 2,335,785 shares of common stock in 1997, 1996 and 1995, respectively, for its Direct Stock Purchase Plan, Employee Stock Ownership Plans, Restricted Stock Grant Plan, Outside Directors Stock-for-Fee Plan, a public offering in 1995, acquisitions of Oceana Heights and Monarch Gas Company and an interest in Woodward Marketing LLC. See the Consolidated Statements of Shareholders' Equity for the number of shares issued under each of the plans and for other transactions. Please see Note 9 of the accompanying notes to consolidated financial statements for the number of shares registered and available for future issuance under each of the Company's plans.

          In November 1995 the Company exchanged 313,411 shares of its common stock valued at approximately $6.4 million in exchange for privately held Oceana Heights Gas Company of Thibodaux, Louisiana.

          In June 1996, in connection with the acquisition of Monarch Gas Company ("Monarch"), 207,366 shares of UCGC's common stock were exchanged for the common stock of Monarch. The merger added approximately 2,900 natural gas customers in the Vandalia, Illinois area. In May 1995, 320,512 shares of UCGC's common stock valued at $5,000,000 were issued in connection with the purchase of a 45% interest in Woodward Marketing, LLC ("WMLLC") by UCG Energy. In June 1995 UCGC issued 1,380,000 shares of common stock under a shelf registration statement in an underwritten public offering with net proceeds from the sale amounting to approximately $18.9 million.

     The Company believes that internally generated funds, its credit facilities and access to the public debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for 1998.

Inflation

     The Company believes that inflation has caused and will continue to cause increases in certain operating expenses and has required and will continue to require assets to be replaced at higher costs. The Company continually reviews the adequacy of its gas rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those gas rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                         Page no.

Reports of independent auditors                              37

Consolidated balance sheets                                  39

Consolidated statements of income                            40

Consolidated statements of shareholders' equity              41

Consolidated statements of cash flows                        43

Notes to consolidated financial statements                   45

Supplementary data (unaudited)                               74

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

Board of Directors
Atmos Energy Corporation

     We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation at September 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of United Cities Gas Company, wholly owned by Atmos Energy Corporation (see Note 2), which statements reflect total assets of $513,649,000 as of December 31, 1996 and total revenues of $402,947,000 and $313,735,000 for the years ended December 31, 1996 and 1995. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to data included for United Cities Gas Company is based solely on the report of the other auditors.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atmos Energy Corporation at September 30, 1997 and 1996, and its consolidated results of operations and its cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.



                                              Ernst & Young LLP

Dallas, Texas
November 11, 1997

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To United Cities Gas Company:

          We have audited the accompanying consolidated balance sheet and consolidated statements of capitalization of United Cities Gas Company (an Illinois corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of income, retained earnings, capital surplus and common stock and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Cities Gas Company and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                    Arthur Andersen LLP

Nashville, Tennessee
February 14, 1997

ATMOS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                            September 30,
                                                                          1997        1996
                                                                       ----------  ----------
ASSETS                                                           (In thousands, except share data)
Property, plant and equipment                                          $1,301,004  $1,198,557
Construction in progress                                                   31,668      21,217
                                                                       ----------  ----------
                                                                        1,332,672   1,219,774
Less accumulated depreciation and amort.                                  483,545     449,563
                                                                       ----------  ----------
  Net property, plant and equipment                                       849,127     770,211
Current assets
 Cash and cash equivalents                                                  6,016      11,134
 Accounts receivable, less allowance for doubtful accounts
  of $2,188 in 1997 and $2,462 in 1996                                     71,217     103,415
 Inventories                                                               12,333      13,895
 Gas stored underground                                                    48,122      43,350
 Prepayments                                                                6,017       2,809
                                                                       ----------  ----------
   Total current assets                                                   143,705     174,603
Deferred charges and other assets                                          95,479      65,796
                                                                       ----------  ----------
                                                                       $1,088,311  $1,010,610
                                                                       ==========  ==========
CAPITALIZATION AND LIABILITIES
Shareholders' equity
 Common stock, no par value (stated at $.005 per share);
  authorized 75,000,000 shares; issued and outstanding
  1997 - 29,642,437 shares, 1996 - 29,241,859 shares                   $      148  $      146
 Additional paid-in capital                                               251,174     241,658
 Retained earnings                                                         75,938      87,778
                                                                       ----------  ----------
  Total shareholders' equity                                              327,260     329,582
Long-term debt                                                            302,981     276,162
                                                                       ----------  ----------
  Total capitalization                                                    630,241     605,744
Current liabilities
 Current maturities of long-term debt                                      15,201      16,679
 Notes payable to banks                                                   167,300     128,488
 Accounts payable                                                          62,626      80,321
 Taxes payable                                                                416      11,201
 Customers' deposits                                                       15,098      16,812
 Other current liabilities                                                 52,582      23,866
                                                                       ----------  ----------
  Total current liabilities                                               313,223     277,367
Deferred income taxes                                                      87,828      72,073
Deferred credits and other liabilities                                     57,019      55,426
                                                                       ----------  ----------
                                                                       $1,088,311  $1,010,610
                                                                       ==========  ==========

See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                      Year ended September 30,
                                                ---------------------------------
                                                   1997         1996       1995
                                                -----------  ----------  --------
                                               (In thousands, except per share data)

Operating revenues                                $906,835    $886,691   $749,555
Purchased gas cost                                 577,181     562,279    449,397
                                                  --------    --------   --------
Gross profit                                       329,654     324,412    300,158

Operating expenses
 Operation                                         173,683     148,196    146,624
 Maintenance                                        11,974      11,719     11,350
 Depreciation and amortization                      45,257      41,666     40,597
 Taxes, other than income                           32,131      30,254     29,626
 Income taxes                                       14,298      23,316     16,544
                                                  --------    --------   --------
  Total operating expenses                         277,343     255,151    244,741
                                                  --------    --------   --------

Operating income                                    52,311      69,261     55,417
Other income (expense)
 Interest and
  investment income                                  5,410       3,867      3,290
 Other, net                                           (288)       (300)       287
                                                  --------    --------   --------
  Total other income
    (expense)                                        5,122       3,567      3,577

Interest charges                                    33,595      31,677     30,186
                                                  --------    --------   --------

Net income                                        $ 23,838    $ 41,151   $ 28,808
                                                  ========    ========   ========
Net income per share                                  $.81       $1.42      $1.06
                                                  ========    ========   ========
Cash dividends per share                             $1.01        $.98       $.96
                                                  ========    ========   ========
Average shares outstanding                          29,409      28,978     27,208
                                                  ========    ========   ========


         See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY

                                               Common stock
                                           -------------------  Additional
                                           Number of    Stated   paid-in  Retained
                                             shares     value    capital  earnings
                                           ----------  -------  --------  --------
                                              (In thousands, except share data)
Balance, September 30, 1994                25,910,607     $130  $196,487  $ 70,967
 Net income                                         -        -         -    28,808
 Cash dividends ($.96 per share)                    -        -         -   (26,197)
 Common stock issued:
  Restricted stock grant plan                  13,000        -       202         -
  Direct stock purchase plans                 388,484        2     5,832         -
  ESOP/401(k) plans                           233,789        1     4,173         -
  Woodward Marketing acq.                     320,512        2     4,998         -
  Public offering                           1,380,000        6    18,893         -
 Other                                              -        -        45         -
                                           ----------     ----  --------  --------
Balance, September 30, 1995                28,246,392      141   230,630    73,578
 Net income                                         -        -         -    41,151
 Cash dividends ($.98 per share)                    -        -         -   (28,478)
 Common stock issued:
  Restricted stock grant plan                  41,700        1       733         -
  Direct stock purchase plans                 268,124        1     4,563         -
  Outside directors stock-for-fee plan          3,389        -        76         -
  ESOP                                        161,477        1     3,641         -
  Monarch Gas Co acq.                         207,366        1     1,499       933
  Oceana Heights acq.                         313,411        1       304       594
 Other                                              -        -       212         -
                                           ----------     ----  --------  --------
Balance, September 30, 1996                29,241,859      146   241,658    87,778



                                  (continued)

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY

 (continued)

                                               Common stock
                                           -------------------  Additional
                                           Number of    Stated   paid-in  Retained
                                             shares     value    capital  earnings
                                           ----------  -------  --------  --------
                                              (In thousands, except share data)
Balance, September 30, 1996               29,241,859     $146  $241,658  $ 87,778
 Net income                                        -        -         -    23,838
 Cash dividends ($1.01 per share)                  -        -         -   (26,415)
 Common stock issued:
  Restricted stock grant plan                100,000        1     2,443         -
  Direct stock purchase plans                 85,243        -     1,888         -
  Outside directors stock-for-fee plan         3,008        -        72         -
  ESOP/401(k) plans                          212,327        1     5,113         -
 Less: UCGC net income for the quarter
  ended December 31, 1996                          -        -         -    (9,263)
                                          ----------  -------  --------  --------
Balance, September 30, 1997               29,642,437     $148  $251,174  $ 75,938
                                          ==========  =======  ========  ========



         See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Year ended September 30,
                                                         --------------------------------
                                                           1997       1996        1995
                                                         --------  ----------  ----------
                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $  14,575   $  41,151   $  28,808
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization:
   Charged to depreciation and amortization               39,970      41,666      40,597
   Charged to other accounts                               2,237       3,580       3,601
  Deferred income taxes                                    5,807       7,585       4,652
  Other                                                        -      (1,866)        293
  Change in assets and liabilities:
   (Increase) decrease in accounts receivable             32,198     (12,697)     (9,199)
   (Increase) decrease in inventories                      1,562      (1,238)       (827)
   (Increase) decrease in gas stored underground          (4,772)    (15,949)     11,707
   (Increase) decrease in prepayments                     (3,208)      1,966        (419)
   Increase in deferred charges and other assets         (29,683)     (4,623)    (10,832)
   Increase (decrease) in accounts payable               (17,695)     23,796       3,415
   Increase (decrease) in taxes payable                     (837)      7,099         162
   Increase (decrease) in customers' deposits             (1,714)        592       1,235
   Increase (decrease) in other current liabilities       28,716      (4,165)      5,096
   Increase in deferred credits and other liabilities      1,593       4,836         854
                                                       ---------   ---------   ---------
  Net cash provided by operating activities               68,749      91,733      79,143

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                   (122,312)   (117,589)   (103,904)
 Retirements of property, plant and equipment              1,189       5,708       2,456
                                                       ---------   ---------   ---------
  Net cash used in investing activities                 (121,123)   (111,881)   (101,448)

                                 - Continued -

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                              Year ended September 30,
                                                         --------------------------------
                                                           1997       1996        1995
                                                         --------  ----------  ----------
                                                                (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in notes payable               $ 38,812   $ 62,675   $(38,475)
 Proceeds from issuance of long-term debt                 40,000          -     67,000
 Repayment of long-term debt                             (14,659)   (20,734)   (10,347)
 Cash dividends paid                                     (26,415)   (28,478)   (26,197)
 Issuance of common stock                                  9,518      8,523     34,109
                                                        --------   --------   --------
  Net cash provided by financing activities               47,256     21,986     26,090
                                                        --------   --------   --------
Net increase (decrease) in cash and cash equivalents      (5,118)     1,838      3,785
Cash and cash equivalents at beginning of year            11,134      9,296      5,511
                                                        --------   --------   --------
Cash and cash equivalents at end of year                $  6,016   $ 11,134   $  9,296
                                                        ========   ========   ========



         See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Contents of Notes to Consolidated Financial Statements

 1.         Summary of significant accounting policies              45

 2.         Business combinations                                   48

 3.         Rates                                                   50

 4.         Income taxes                                            52

 5.         Contingencies                                           54

 6.         Leases                                                  59

 7.         Long-term debt and notes payable                        60

 8.         Statement of cash flows supplemental disclosures        62

 9.         Common stock and stock options                          62

10.         Employee retirement and stock ownership plans           64

11.         Other postretirement benefits                           69

Supplementary Data - Quarterly Financial Data (Unaudited)           74

1.  Summary of significant accounting policies

          Description of business - Atmos Energy Corporation and its subsidiaries ("Atmos" or the "Company") are in the business of distributing natural gas to residential, commercial, industrial and agricultural customers within service areas located in Texas, Louisiana, Kentucky, Colorado, Kansas, Illinois, Tennessee, Iowa, Virginia, Georgia, South Carolina and Missouri. Such business is subject to federal and state regulation and/or regulation by local authorities in each of the twelve states in which the Company operates. In connection with the acquisition of United Cities Gas Company (See Note 2), the Company also acquired non-utility businesses operated through UCG Energy Corporation ("UCG Energy") and United Cities Gas Storage Company ("UCG Storage"). They are involved in propane sales and distribution, gas marketing, rental of real estate, equipment and appliances, and natural gas storage services. None of the non-utility operations constitute a material business segment.

          Principles of consolidation - The accompanying consolidated financial statements include the accounts of Atmos Energy Corporation and its subsidiaries. Each subsidiary is wholly-owned and all material intercompany items have been eliminated. Investments in 50%-or-less owned joint ventures or partnerships are accounted for by the equity method or the cost method, as appropriate.

          Restatement for pooling of interests - The consolidated financial statements for all prior periods presented have been restated for the pooling of interests of the Company with United Cities Gas Company in July 1997. Certain changes in account classifications have been made to conform United Cities Gas Company's classifications to Atmos' presentation.

          Regulation - The Company's utility operations are subject to regulation with respect to rates, service, maintenance of accounting records and various other matters by the respective regulatory authorities in the states in which it operates. The consolidated financial statements are based on generally accepted accounting principles. Atmos' accounting policies recognize the financial effects of the ratemaking and accounting practices and policies of the various regulatory commissions.

          Revenue recognition - Sales of natural gas are billed on a monthly cycle basis; however, the billing cycle periods for certain classes of customers do not necessarily coincide with ac counting periods used for financial reporting purposes. The Company follows the revenue accrual method of accounting for natural gas revenues whereby revenues applicable to gas delivered to customers but not yet billed under the cycle billing method are estimated and accrued and the related costs are charged to expense. Estimated losses due to credit risk are reserved at the time revenue is recognized.

          Property, plant and equipment - Property, plant and equipment is stated at original cost net of contributions in aid of construction. The cost of additions includes an allowance for funds used during construction and applicable overhead charges. Major renewals and betterments are capitalized, while the costs of maintenance and repairs are charged to expense as incurred. Property, plant and equipment is depreciated at various rates on a straight-line basis over the estimated useful lives of the assets. The composite rates were 3.9% and 3.7% for the years ended September 30, 1997 and 1996, respectively. At the time property, plant and equipment is retired, the cost, plus removal expenses and less salvage, is charged to accumulated depreciation.

          Inventories - Inventories consist of materials and supplies and merchandise held for resale. Inventories are stated at the lower of average cost or market.

          Gas stored underground - Net additions of inventory gas to underground storage and withdrawals of inventory gas from storage are priced using the average cost method for Atmos, except for the United Cities Division, where it is priced on the first-in first-out method. Propane is priced at average cost. Gas stored underground and owned by UCG Storage is priced on the last-in first-out ("LIFO") method. In accordance with the United Cities Division's PGA clause, the liquidation of a LIFO layer would be reflected in subsequent gas adjustments in customer rates and does not affect the results of operations. Non-current gas in storage is classified as property, plant and equipment and is priced at cost.

          Income taxes - The Company provides deferred income taxes for significant temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes.

          Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          Deferred charges and other assets - Deferred charges and other assets at September 30, 1997 and 1996 include assets of the Company's qualified defined benefit retirement plans in excess of the plans' obligations in the amounts of $11,557,000 and $11,810,000, respectively, and Company assets related to the nonqualified retirement plans at September 30, 1997 and 1996 of $21,210,000 and $17,808,000, respectively.

          Deferred credits and other liabilities - Deferred credits and other liabilities include customer advances for construction of $10,072,000 and $9,753,000 at September 30, 1997 and 1996, respectively; obligations under capital leases of $3,047,000 and $2,769,000 at September 30, 1997 and 1996, respectively; and obligations under the Company's nonqualified retirement plans of $22,167,000 and $20,313,000 at September 30, 1997 and 1996, respectively.

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

Recently Issued Accounting Standards Not Yet Adopted

          The Company has not yet adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share." The Statement is effective for Atmos' fiscal year 1998 and earlier adoption is not permitted. The Statement requires restatement of all prior-period EPS data presented.

          The Company has not yet adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." The Statement will be effective for Atmos' fiscal year 1999. It establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

          The Company has not yet adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Statement will be effective for Atmos' fiscal year 1999. It establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. In the initial year of application, comparative information for earlier years is to be restated.

          The Company believes that adoption of these Statements will not have a material impact on its financial condition, results of operations, or cash flows.

2.   Business combinations

          On July 31, 1997 Atmos acquired by means of a merger all of the assets and liabilities of United Cities Gas Company ("UCGC") in accordance with the terms and provisions of an Agreement and Plan of Reorganization dated July 19, 1996 and amended October 3, 1996. A total of 13,320,221 shares of Atmos common stock were issued in a one-for-one exchange for all outstanding shares of UCGC common stock. UCGC was a natural gas utility company engaged in the distribution and sale of natural gas to approximately 306,000 customers in Georgia, Illinois, Iowa, Kansas, Missouri, South Carolina, Tennessee, and Virginia, and in the sale of propane to approximately 29,000 customers in Kentucky, North Carolina, Tennessee, and Virginia. Its assets consisted of the property, plant and equipment used in its natural gas and propane sales and distribution businesses. With the completion of the merger, Atmos serves over 1,000,000 customers in 13 states.

          UCGC was merged with and into Atmos by means of a tax-free reorganization. The transaction was accounted for as a pooling of interests; therefore, all historical financial statements and notes thereto have been restated. UCGC prepared its financial statements on a December 31 fiscal year end. UCGC's fiscal year has been changed to September 30 to conform to the Company's year end. The restated September 30, 1996 balance sheet, as presented, is the combined balance sheets of Atmos as of September 30, 1996 and UCGC as of December 31, 1996. The restated consolidated statements of income and cash flows for the years ended September 30, 1996 and 1995 include Atmos operations for the years then ended and UCGC operations for the years ended December 31, 1996 and 1995. The consolidated statement of income for the year ended September 30, 1997 includes Atmos and UCGC operations for the twelve months then ended. As a result, UCGC's operations for the three months ended December 31, 1996 (operating revenues of $122,971,000 and net income of $9,263,000) are included in both the 1997 and 1996 consolidated statements of income, the UCGC net income for this period has been deducted in calculating the shareholders' equity balances at September 30, 1997 and cash flows for the year then ended. Certain account reclassifications were made to conform UCGC's classifications to Atmos' presentation.

          Following the merger, UCGC's business has been operated as United Cities Gas Company, a division of Atmos ("United Cities Division") and integration of the companies has begun. The United Cities Division will be structured like other divisions of Atmos. To achieve this structure, approximately 560 utility positions in the United Cities Division will be eliminated by September 1998. An additional 75 Atmos positions will be eliminated as part of the integration, resulting in approximately 635 total position reductions in the combined company by September 1998. Atmos also has initiated plans to enhance its customer service in Texas, Louisiana, Kentucky, Colorado, Kansas and Missouri through business process changes which will result in a net reduction of approximately 240 positions. These changes include restructuring business office operations, establishing a network of payment centers and creating a customer support call center.

          Atmos estimates the cost of the merger and integration will total approximately $17,000,000 for the transaction costs and $32,000,000 for the separation and other costs. The Company believes there are substantial longer term benefits to its customers and shareholders from the merger of the two companies, which are expected to result in operating cost savings over the next 10 years totaling approximately $375,000,000. The Company believes a significant amount of the costs to achieve these benefits will be recovered through rates and future operating efficiencies of the combined operations.

          The Company recorded as regulatory assets the costs of the merger and integration of the United Cities Division as discussed above, along with the costs of the customer service initiative, which are primarily separation costs and are estimated to be approximately $12,000,000 through September 30, 1997. However, the Company established a general reserve of approximately $20,340,000 ($12,630,000 after-tax), to account for costs that may not be recovered through rates. Since the substantial portion of the costs are related to position eliminations between July 31, 1997 and July 31, 1998 and fees payable at the close of the merger, the Company recorded these costs in the fourth quarter of fiscal year 1997 when the merger was completed, separation plans were approved by the Board of Directors, and announcements were made to employees.

          Results of operations and net income for the previously separate companies for the periods prior to the merger are as follows:


                       10 Months ended            Year ended
                           July 31,              September 30,
                             1997             1996         1995
                       ----------------  --------------  --------
                         (Unaudited)     (In thousands)
Operating revenues:
  Atmos                       $474,069        $483,744   $435,820
  UCGC                         356,325         402,947    313,735
                              --------        --------   --------
                              $830,394        $886,691   $749,555
                              ========        ========   ========
Net income:
  Atmos                       $ 23,079        $ 23,949   $ 18,873
  UCGC                          19,434          17,202      9,935
                              --------        --------   --------
                              $ 42,513        $ 41,151   $ 28,808
                              ========        ========   ========
Dividends per share:
 Atmos                        $    .75        $    .96   $    .92
 UCGC                         $    .76        $   1.02   $   1.02

3. Rates

          As of September 30, 1997, the Company did not have any rate cases currently pending except for a "show cause" hearing scheduled to review rates in Colorado before the Colorado Public Utility Commission in December 1997. Rate cases completed during the three years ended September 30, 1997 are summarized below.

          In November 1996, UCGC filed to increase rates on an annual basis by $1,234,000 to approximately 23,000 customers in the state of Illinois.
Effective July 9, 1997, the Illinois Commerce Commission granted a rate increase of $428,000 in annual revenues. The increase will be followed by a rate moratorium until June 2000. Effective December 2, 1996, UCGC received an annual rate increase of $3,160,000 for approximately 70,000 customers in the state of Georgia. UCGC had filed in May 1996 to increase rates by $5,003,000 on an annual basis. Effective May 17, 1996, UCGC received an annual rate increase of $410,000 in the state of Iowa. UCGC had filed to increase rates by $750,000 on an annual basis. Included in the rate increase in Iowa was the recovery of $1,787,000 over a ten-year period related to UCGC's agreement with Union Electric Company ("Union Electric") whereby Union Electric agreed to assume responsibility for UCGC's continuing investigation and environmental response action obligations as outlined in the feasibility study pertaining to a manufactured gas plant site in Keokuk, Iowa.

          Effective November 15, 1995, UCGC received an annual rate increase of $2,227,000 in the state of Tennessee. UCGC had filed to increase rates by $3,951,000 on an annual basis. Effective October 14, 1995, UCGC received an annual rate increase of $903,000 in the state of Missouri.
UCGC had filed to increase rates by $1,100,000 on an annual basis. Effective September 1, 1995, UCGC received an annual rate increase of $2,700,000 in the state of Kansas. UCGC had filed to increase rates by $4,230,000 on an annual basis. Effective February 7, 1995, UCGC received an annual rate increase of $253,000 in the state of South Carolina. UCGC had filed to increase rates by $341,000 on an annual basis.

          The Georgia Public Service Commission and the Tennessee Regulatory Authority have approved Weather Normalization Adjustments ("WNAs"). The WNAs, effective October through May each year in Georgia and November through April each year in Tennessee, allow the United Cities Division to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the WNAs was an increase/(decrease) in revenues of $2,643,000, ($2,612,000) and $1,030,000 in 1997, 1996 and 1995, respectively.

          In April 1995, UCGC filed to increase rates on an annual basis by $810,000 to approximately 18,000 customers in the state of Virginia. UCGC was granted permission by the Virginia State Corporation Commission ("Virginia Commission") to implement the proposed 3% rate increase, subject to refund, effective September 29, 1995. In May 1997, the Virginia Commission issued an order approving a rate increase of .4%, effective September 29, 1995, which is expected to generate additional annual revenues of $103,000. Money over-collected from customers under the interim rates was credited to customer accounts with interest.

          Effective April 1, 1995, and for an experimental two-year period, the PGA clause in Tennessee was modified by an incentive rate program which compares UCGC purchased gas prices to market prices. The gains or losses recognized by UCGC as a result of the incentive program were limited to a maximum of $25,000 per month in the plan year ended March 31, 1996, and limited to a maximum of $600,000 per year in the plan year ended March 31, 1997. UCGC recognized gains related to the incentive programs in Tennessee of $675,000 and $213,000 for fiscal 1996 and 1995, respectively. On March 5, 1997, the Tennessee Court of Appeals (the "Court") issued a decision reversing and remanding the Tennessee Regulatory Authority's order which approved the incentive rate program for the plan year ending March 31, 1997. UCGC has filed to make the program permanent, effective April 1, 1997 and a hearing has not been held as of this date. An experimental incentive rate program similar to the Tennessee program has also been approved in Georgia for a two-year period that began April 1, 1997.

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

          In February 1995, the Company filed with the Kentucky Public Service Commission (the "Kentucky Commission") for a rate increase for its Western Kentucky Division, which includes approximately 171,000 customers. In October 1995, the Kentucky Commission issued an order authorizing the Company to increase its rates by $2.3 million annually effective November 1, 1995, and by an additional $1.0 million annually beginning in March 1996. The settlement included a decrease in depreciation rates, recovery of expenses related to adoption of Statement of Financial Accounting Standards No. 106 and included a provision for the Company to begin a three-year demand-side management pilot program for the 1996-97 heating season, which could cost up to $450,000 annually, resulting in a total annual operating in come increase of approximately $4.0 million. In fiscal 1997 the Company incurred costs of approximately $218,000 on the demand-side management pilot program.


4. Income taxes

     The components of income tax expense for 1997, 1996 and 1995 are as follows:

                            1997      1996      1995
                          --------  --------  --------
                                 (In thousands)
Current                   $ 8,917   $16,156   $12,319
Deferred                    5,807     7,585     4,652
Investment tax credits       (426)     (425)     (427)
                          -------   -------   -------
                          $14,298   $23,316   $16,544
                          =======   =======   =======

          Included in the provision for income taxes are state income taxes of $2,000,000, $2,801,000, and $1,552,000 for 1997, 1996, and 1995, respectively.

          Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that give rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 1997 and 1996 are presented below:

                                                           1997         1996
                                                         --------     --------
                                                            (In thousands)
Deferred tax assets
 Costs expensed for book purposes and capitalized for
  tax purposes                                           $     641   $  1,087
 Accruals not currently deductible for tax purposes         12,398      3,460
 Customer advances                                           3,160      2,629
 Nonqualified benefit plans                                  9,118      8,238
 Postretirement benefits                                     5,757      3,819
 Unamortized investment tax credit                           1,723      1,593
 Regulatory liabilities                                      3,117      3,035
 Other, net                                                  3,758      1,776
                                                         ---------   --------
   Total deferred tax assets                                39,672     25,637

Deferred tax liabilities
 Difference in net book value and net tax value
  of assets                                               (102,038)   (87,604)
 Pension funding                                            (4,190)    (4,734)
 Gas cost adjustment                                        (6,568)      (655)
 Regulatory assets                                          (8,673)    (1,529)
 Other, net                                                 (6,031)    (3,188)
                                                         ---------   --------
   Total deferred tax liabilities                         (127,500)   (97,710)
                                                         ---------   --------
Net deferred tax liabilities                             $ (87,828)  $(72,073)
                                                         =========   ========
SFAS No. 109 deferred accounts for rate regulated
 entities (included in other deferred credits)           $  15,072   $ (3,904)
                                                         =========   ========

          Reconciliations of the provisions for income taxes computed at the statutory rate to the reported provisions for income taxes for 1997, 1996 and 1995 are set forth below:

                                                    Liability Method
                                              ----------------------------
                                               1997       1996      1995
                                              --------  --------  --------
(In thousands)
Tax at statutory rate of 35%                  $13,348   $22,564   $15,873

Common stock dividends deductible for tax
 reporting                                       (706)     (684)     (619)
State taxes                                     1,300     2,000       951
Other, net                                        356      (564)      339
                                              -------   -------   -------
Provision for income taxes                    $14,298   $23,316   $16,544
                                              =======   =======   =======

5.  Contingencies

Litigation

          On March 15, 1991, suit was filed in the 15th Judicial District Court of Lafayette Parish, Louisiana, by the "Lafayette Daily Advertiser" and others against Trans Louisiana Gas Company ("Trans La Division"), Trans Louisiana Industrial Gas Company, Inc. ("TLIG"), a wholly owned subsidiary of the Company, and Louisiana Intrastate Gas Corporation and certain of its affiliates ("LIG"). LIG is the Company's primary supplier of natural gas in Louisiana and is not otherwise affiliated with the Company.

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

          On July 14, 1995, the Louisiana Commission entered an order approving a settlement with the Company and TLIG in connection with its investigation of the costs included in the Trans La Division's purchased gas adjustment component in its rates. The order exonerated the Company of any wrongdoing with respect to the manipulation of the cost of gas component of its gas rate to residential and commercial customers. In the settlement, the Company agreed to refund approximately $541,000 plus interest to the Trans La Division's customers over a two-year period due to certain issues related to the calculation of the weighted average cost of gas. The refund totaling approximately $1,016,000, which includes interest calculated through October 1, 1995, began in September 1995 and was credited to customer bills along with interest that accrued after October 1, 1995. The Company completed the refunds, refunding $533,000 under the settlement for the twelve months ended September 30, 1997. Most of the issues that generated the refunds arose before Trans Louisiana Gas Company was acquired by the Company in 1986.

          On April 18, 1997, the Louisiana Commission entered its Order approving a settlement between LIG and the Louisiana Commission pursuant to which LIG will make a payment of $10,275,000 to the Trans La Division for the benefit of its ratepayers. This settlement resolves all remaining issues in the Louisiana proceeding discussed above. Pursuant to the Order, the Trans La Division has been ordered to flow through a total of $9,725,000 of the LIG settlement, plus accrued interest, to its customers in the form of credits to customers' bills for the months November 1997 through March 1998. The remaining $550,000 will be credited one half to TLIG with the other half credited to the Trans La Division for legal fees. The Order became final on June 2, 1997 when no appeals had been filed during the appeal period which ended June 1, 1997.

          As a result of the settlements reached in the Louisiana proceedings, a Joint Motion was filed in the Court on July 29, 1997, requesting the Court to lift the stay of the proceedings entered by the Court on January 19, 1993 to permit the consummation of the proposed settlement, certify a class for purposes of settlement and to preliminarily approve the settlement between the plaintiff class and all defendants. On July 30, 1997, the Court entered its order lifting the stay of the proceedings, certifying a class of current Trans La Division ratepayers for purposes of settlement and receipt of proceeds of settlement, preliminarily approving the proposed settlement between the plaintiff class and the defendants, approving the form of notice to potential class members, and setting a fairness hearing regarding the proposed settlement and disbursement of proceeds. At the fairness hearing, which is set for December 15, 1997, final approval of the settlement by the Court will be sought. If final approval of the Court is granted, the suit will be dismissed.

          In Colorado, Greeley Gas Company ("Greely Gas Division") is a defendant in several lawsuits filed as a result of a fire in a building in Steamboat Springs, Colorado on February 3, 1994. The plaintiffs claim that the fire resulted from a leak in a severed gas service line owned by the Greeley Gas Division. On January 12, 1996, the jury awarded the plaintiffs approximately $2.5 million in compensatory damages and approximately $2.5 million in punitive damages. The jury assessed the Company with liability for all of the damages awarded. The Company has appealed the judgment to the Colorado Court of Appeals. The Company believes it has meritorious issues for such appeal but cannot assess, at this time, the likelihood of success in the appeal. The Company has adequate insurance to cover the compensatory damages awarded. The Company's insurance carrier has also recently informed the Company that any punitive damages which may be awarded against the Company would be covered by the Company's insurance policy.

          In March 1997, Western Kentucky Gas Company ("Western Kentucky Division") was named as a defendant in a lawsuit in the District Court in Danville, Kentucky, as a result of an explosion and fire at a residence in Danville, Kentucky on March 4, 1997. The plaintiffs, Lisa Benedict, et al, who were leasing the residence, suffered serious burns in the accident and have alleged that the Western Kentucky Division was negligent in installing and servicing gas lines at the residence. The plaintiffs, who are also suing the landlord/owner of the house, have asked for punitive damages and compensatory damages in the case. Discovery has just begun; accordingly, the Company cannot assess, at this time, the likelihood of success in this case. However, the Company has adequate insurance and reserves to cover any damages that may be awarded.

          In November 1997, a jury in Plaquemine, Louisiana awarded Brian L. Heard General Contractor, Inc. ("Heard"), a total of $177,929 in actual damages and $15 million in punitive damages resulting from a lawsuit by Heard against the Trans La Division, the successor in interest to Oceana Heights Gas Company, which the Company acquired in November 1995. The trial judge also awarded interest on the total judgment amount. The claims are for events that occurred prior to the time Atmos acquired Oceana Heights Gas Company. Heard claimed damages associated with delays he allegedly incurred in constructing a sewer system in Iberville Parish, Louisiana. Heard filed the suit against the Trans La Division and two other defendants, alleging that gas leaks had caused delays in Heard's completion of a sewer project, resulting in lost business opportunities for the contractor during 1994. The Company believes that the gas leaks claimed in the lawsuit were minor leaks, common in normal operations of gas systems, and were repaired in accordance with standard industry practices and did not cause the damages claimed.

          The jury awarded punitive damages under a prior Louisiana statute that allowed punitive damages to be awarded in cases involving hazardous substances, which, as defined in the statute, included natural gas. Although not retroactive, the Louisiana legislature repealed the statute in 1996. The Company does not believe that punitive damages are applicable in the case and should not be awarded because there were no direct damages caused by natural gas. The Company plans to immediately appeal the verdict and to aggressively pursue obtaining reversal of the judgment. However, the Company cannot assess, at this time, the likelihood of the judgment being reversed on appeal. The Company is in the process of reviewing its insurance coverage with respect to this case. Although Oceana Heights Gas Company was insured, it appears that a claim of this nature will not be covered by such insurance. However, the Company does not expect the final outcome of this case to have a material adverse effect on the financial condition, the results of operations or the net cash flows of the Company.

          From time to time, other claims are made and lawsuits are filed against the Company arising out of the ordinary business of the Company. In the opinion of the Company's management, liabilities, if any, arising from these other claims and lawsuits are either covered by insurance, adequately reserved for by the Company or would not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

Environmental Matters

          UCGC is the owner or previous owner of manufactured gas plant sites which were used to supply gas prior to the availability of natural gas. Manufactured gas was an inexpensive source of fuel for lighting and heating nationwide. As a result of the gas manufacturing process, certain by-products and residual materials, including coal-tar, were produced and may have been accumulated at the plant sites. This was an acceptable and satisfactory process at the time such operations were being conducted. Under current environmental protection laws and regulations, the Company may be responsible for response actions with respect to such materials, if response actions are necessary.

          In June 1995, UCGC entered into an agreement to pay $1,787,000 to Union Electric whereby Union Electric agreed to assume responsibility for UCGC's continuing investigation and environmental response action obligations as outlined in the feasibility study related to a former manufactured gas plant site in Keokuk, Iowa. At September 30, 1997, the Company had $714,600 accrued for its remaining liability related to the agreement. This amount is to be paid in equal annual payments over each of the next two years. UCGC deferred the agreement amount of $1,787,000 and was granted recovery over a ten-year period in the May 1996 Iowa rate increase.

          The United Cities Division owns or owned former manufactured gas plant sites in Johnson City and Bristol, Tennessee, Hannibal, Missouri and Americus, Georgia. UCGC and the Tennessee Department of Environment and Conservation entered into a consent order effective January 23, 1997, for the purpose of facilitating the investigation, removal and remediation of the Johnson City site. UCGC began the implementation of the consent order in the first quarter of 1997. The Company is unaware of any information which suggests that the Bristol site gives rise to a present health or environmental risk as a result of the manufactured gas process or that any response action will be necessary. The Missouri Department of Natural Resources ("MDNR") conducted a site reconnaissance and sampling at the Hannibal site. In its most recent report the MDNR concludes that hazardous substances and hazardous wastes are present on site, and that a release of hazardous substances to soils has occurred; however, the risk of human exposure appears to be minimal. Additional site work is likely. As of September 30, 1997, the Company had incurred and deferred for recovery $352,000, including $258,000 related to an insurance recoverability study, and accrued and deferred for recovery an additional $750,000 associated with the preliminary survey and invasive study of these three sites. The Tennessee Regulatory Authority granted UCGC permission to defer, until its next rate case, all costs incurred in Tennessee in connection with state and federally mandated environmental control requirements. On May 14, 1997, the Georgia Environmental Protection Division requested that UCGC enter into a proposed voluntary consent order for the remediation of the Americus site. Subsequently, the other responsible parties at the site advised UCGC that they would be willing to enter into a "cashout" settlement for a one-time payment by the Company of $250,000. The Company is willing to pay $250,000 for a "cashout" settlement. The Company has provided its comments to the proposed settlement agreement and expects to conclude those discussions shortly. As of September 30, 1997, the Company had accrued and deferred for recovery amounts related to this site.

          Pursuant to the Tennessee Petroleum Underground Storage Tank Act, the Company is required to upgrade or remove certain underground storage tanks ("USTs") situated in Tennessee. As of September 30, 1997, the Company had identified a small number of USTs in this category in Tennessee and had incurred and deferred for recovery $98,000 and, based on available current information, accrued and deferred for recovery an additional $70,000 for the upgrade or removal of these USTs. The Tennessee Regulatory Authority granted UCGC permission to defer, until its next rate case, all costs incurred in connection with state and federally mandated environmental control requirements. In addition, the Company may be able to recover a portion of any corrective action costs from the Tennessee Underground Storage Tank Fund for certain of the UST sites in Tennessee.

          In October 1995, UCGC received two Notices of Violation ("NOVs") from the Tennessee Department of Environment and Conservation ("TDEC") concerning historic releases from a UST in Kingsport, Tennessee. This UST was formerly owned by Holston Oil Co., Inc. ("Holston"), which at one time was a wholly-owned subsidiary of Tennessee-Virginia Energy Corporation ("TVEC"). Prior to TVEC's merger with UCGC in 1986, TVEC sold the common stock of Holston to an unrelated party. UCGC responded to the NOVs advising the TDEC that UCGC was not a responsible party for any environmental contamination at the site. The Company does not anticipate incurring any response action costs at this site.

          The Kansas Department of Health and Environment ("KDHE") identified the need to investigate gas industry activities which utilize mercury equipment in Kansas. The Company and KDHE have signed a Consent Order for the investigation and possible response action for mercury contamination at any gas pipeline site which is identified as exceeding the KDHE's established acceptable concentration levels. As of September 30, 1997, the Company had identified approximately 720 meter sites where mercury may have been used and had incurred and deferred for recovery $100,000 and, based on available current information, accrued and deferred for recovery an additional $280,000 for the investigation of these sites. UCGC has received an order from the Kansas Corporation Commission ("KCC") allowing UCGC to defer and seek recovery in future rate proceedings the reasonable and prudent costs and expenses associated with the Consent Order. In the order, the Commission approved a Stipulation and Agreement which provides a cap of $1,500,000 on amounts deferred with the ability to exceed this cap if reasonable costs of response action are incurred. Based on a decision by the KCC concerning the recovery of environmental response action costs incurred by another company, the Company expects recovery of the costs involved in the investigation and response action associated with the mercury meter sites in Kansas.

          The Company addresses other environmental matters from time to time in the regular and ordinary course of its business. Management expects that future expenditures related to response action at any site will be recovered through rates or insurance, or shared among other potentially responsible parties. Therefore, the costs of responding to these sites are not expected to materially affect the results of operations, financial condition or cash flows of the Company.

6. Leases

          The Company has entered into noncancelable leases involving office space and warehouse space. The remaining lease terms range from one to 20 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Net property, plant and equipment included amounts for capital leases of $2,327,000 and $2,511,000 at September 30, 1997 and 1996, respectively.

           The related future minimum lease payments at September 30, 1997 were as follows:

                                     Capital   Operating
                                     leases     leases
                                     -------   ---------
  1998                               $   699   $  9,841
  1999                                   699      9,583
  2000                                   760      9,187
  2001                                   568      8,607
  2002                                   568      8,344
  Thereafter                           2,279     61,044
                                     -------   --------
Total minimum lease payments           5,573   $106,606
                                     =======   ========
Less amount representing interest     (2,526)
                                     -------
Present value of net minimum
 lease payments                      $ 3,047
                                     =======

          Consolidated rent expense amounted to $10,522,000, $9,710,000 and $9,175,000 for fiscal 1997, 1996 and 1995, respectively. Rents for the regulated business are expensed and the Company receives rate treatment as a cost of service on a pay-as-you-go basis.

7.  Long-term debt and notes payable

          Long-term debt at September 30, 1997 and 1996 consisted of the following:

                                                   1997       1996
                                                 --------  ---------
                                                  (In thousands)
Unsecured 7.95% Senior Notes, due 2006,
 payable in annual installments of $1,000       $  9,000   $ 10,000
Unsecured 9.57% Senior Notes, due 2006,
 payable in annual installments of $2,000         18,000     20,000
Unsecured 9.76% Senior Notes, due 2004,
 payable in annual installments of $3,000         24,000     27,000
Unsecured 11.2% Senior Notes, due 2002,
 payable in annual installments of $2,000         12,000     14,000
Unsecured 10% Notes, due 2011                      2,303      2,303
Unsecured 6.09% Note, due 1998                    40,000          -
Unsecured 8.07% Senior Notes, due 2006,
 payable in annual installments of $4,000
  beginning 2002                                  20,000     20,000
Unsecured 8.26% Senior Notes, due 2014,
 payable in annual installments of
 $1,818 beginning 2004                            20,000     20,000
Unsecured 9.75% Senior Notes, due 1996                 -      1,000

First Mortgage Bonds
 Series J, 9.40% due 2021                         17,000     17,000
 Series N, 8.69% due 2002                          5,000      7,000
 Series P, 10.43% due 2017                        25,000     25,000
 Series Q, 9.75% due 2020                         20,000     20,000
 Series R, 11.32% due 2004                        15,000     15,000
 Series T, 9.32% due 2021                         18,000     18,000
 Series U, 8.77% due 2022                         20,000     20,000
 Series V, 7.50% due 2007                         10,000     10,000

Medium term notes
 Series A, 1995-1, 6.67%, due 2025                10,000     10,000
 Series A, 1995-2, 6.27%, due 2020                10,000     10,000
 Series A, 1995-3, 6.20%, due 2000                 2,000      2,000

Rental property, propane and other term notes
 due in installments through 2013                 20,879     24,538
                                                --------   --------
  Total long-term debt                           318,182    292,841
Less current maturities                          (15,201)   (16,679)
                                                --------   --------
                                                $302,981   $276,162
                                                ========   ========

          The Company may prepay most of the Senior Notes or First Mortgage Bonds in whole at any time, subject to a prepayment premium. The note agreements provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after December 31, 1988 may not exceed the sum of accumulated net income for periods after December 31, 1988 plus $15,038,000. At September 30, 1997, approximately $37,489,000 of retained earnings was not so restricted.

          As of September 30, 1997, all of the Greeley Gas Division utility plant assets with a net book value of approximately $83,371,000 are subject to a lien under the 9.4% Series J First Mortgage Bonds assumed by the Company in the acquisition of GGC. Also, substantially all of the United Cities Division utility plant assets, totaling approximately $314,591,000 are subject to a lien under the Indenture of Mortgage of the Series N through V First Mortgage Bonds.

          UCG Energy and Woodward Marketing, Inc. ("WMI"), sole shareholders of WMLLC, act as guarantors of a $12,500,000 credit facility for WMLLC with a bank. No balance was outstanding on this credit facility at September 30, 1997. UCG Energy and WMI also act as joint and several guarantors on certain purchases of natural gas and transportation services from suppliers by WMLLC. These outstanding obligations amounted to $12,200,000 at September 30, 1997.

          Based on the borrowing rates currently available to the Company for debt with similar terms and remaining average maturities, the fair value of long-term debt at September 30, 1997 and 1996 is estimated using discounted cash flow analysis to be $348,261,000 and $329,811,000, respectively. It is not currently advantageous for the Company to refinance its long-term debt because of prepayment costs set forth in the various debt agreements.

         Maturities of long-term debt are as follows (in thousands):

               1998                         $ 15,201
               1999                           56,578
               2000                           14,790
               2001                           14,141
               2002                           14,205
               Thereafter                    203,267
                                            --------
                                            $318,182
                                            ========

Notes payable to banks

     The Company has committed short-term, unsecured bank credit facilities totaling $187,000,000, $35,000,000 of which was unused at September 30, 1997. One facility of $175,000,000 requires a commitment fee of .06% on the unused portion. A second facility for $12,000,000 requires a commitment fee of 5/32 of 1% on the unused portion. The committed lines are renewed or renegotiated at least annually.

          The Company also had aggregate uncommitted credit lines of $170,000,000, of which $159,900,000 was unused as of September 30, 1997. The uncommitted lines have varying terms and the Company pays no fee for the availability of the lines. Borrowings under these lines are made on a when and as-available basis at the discretion of the banks.

          The weighted average interest rates on short-term borrowings outstanding at September 30, 1997 and 1996 were 6.1% and 6.3%, respectively.

8.  Statement of cash flows supplemental disclosures

          Supplemental disclosures of cash flow information for 1997, 1996 and 1995 are presented below:


                     1997     1996     1995
                    -------  -------  -------
                         (In thousands)
Cash paid for
 Interest           $25,216  $32,778  $27,667
 Income taxes         9,736   14,562   18,746

9. Common stock and stock options

          The Company issued 100,000 shares of its common stock in fiscal 1997 in connection with its Restricted Stock Grant Plan.

          Atmos has an Employee Stock Ownership Plan ("ESOP") and the United Cities Division has a 401(k) savings plan, as discussed in Note 10. Atmos issued 200,482 shares under its ESOP in 1997. The Company has registered 1,600,000 shares for issuance under the ESOP, of which 512,871 shares were available for future issuance on September 30, 1997.

          The Company also has a Direct Stock Purchase Plan ("DSPP"). Participants in the DSPP may have all or part of their dividends reinvested at a 3% discount from market prices. DSPP participants may purchase additional shares of Company common stock as often as weekly with voluntary cash payments of at least $25, up to an annual maximum of $100,000. At September 30, 1997, 712,596 shares were available for future issuance under the plan.

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

          In November 1997, the Board of Directors approved the adoption of new shareholders' rights plan that will go into effect upon the expiration of the existing shareholders' rights plan on May 10, 1998. The provisions of the new rights plan are similar to those of the existing rights plan. However, the new rights plan does differ from the existing plan in certain respects, including, but not limited to the following: (i) the exercise price under the new plan will be $80 per share vs. $30 per share under the existing plan; (ii) the rights under the new plan may be redeemed by the Company prior to the time they become exercisable or transferable at $.01 per right vs. $.05 per right under the existing plan; and (iii) the nature of the events that will make the rights exercisable has been modified to reflect new developments in the securities markets since 1988.

          The Company's Restricted Stock Grant Plan for management and key employees of the Company, which became effective October 1, 1987 and was amended and restated in November 1997, provides for awards of common stock that are subject to certain restrictions. The plan is administered by the Board of Directors. The members of the Board who are not employees of the Company make the final determinations regarding participation in the plan, awards under the plan, and restrictions on the restricted stock awarded. The restricted stock may consist of previously issued shares purchased on the open market or shares issued directly from the Company. The Company has registered 900,000 shares for issuance under the plan. Compensation expense of $437,000, $795,000 and

$1,015,000 was recognized in 1997, 1996 and 1995, respectively, in connection with the issuance of shares under the plan. At September 30, 1997, 252,500 shares were available for future award under the plan.

          In November 1994, the Board adopted the Outside Directors Stock-for-Fee Plan, which plan was approved by the shareholders of the Company in February 1995 and was amended and restated in November 1997. The plan permits non-employee directors to receive all or part of their annual retainer and meeting fees in stock rather than in cash. The Company has registered 50,000 shares, 44,685 of which were available for future issuance under the plan as of September 30, 1997.

          In October 1995, the FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." This statement establishes a fair-value-based method of accounting for employee stock options or similar equity instruments and encourages, but does not require, all companies to adopt that method of accounting for all of their employee stock compensation plans. SFAS 123 allows companies to continue to measure compensation cost for employee stock options or similar equity instruments using the intrinsic value method of accounting described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to remain with this method. Because of the limited nature of the Company's stock-based compensation plans, the adoption of SFAS 123 was immaterial.

10.  Employee retirement and stock ownership plans

          At September 30, 1997, the Company had four defined benefit pension plans, covering the Western Kentucky Division employees, the Greeley Gas Division employees, and the United Cities Division employees, while the fourth covers all other Atmos employees. The plans provide essentially the same benefits to all employees. Except for the United Cities Division, the plans' benefits are based on years of service and the employee's compensation during the highest paid five consecutive calendar years within the last 10 years of employment. The United Cities Division plan provides benefits based on years of service and final average salary. The Company's funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

          The following table sets forth the Atmos plan's funded status at September 30, 1997 and 1996:


                                                                                 1997                1996
                                                                               ---------           --------
                                                                                       (In thousands)
Actuarial present value of benefit obligations:

 Accumulated benefit obligation, including vested benefits of
    $75,027 and $77,089 in 1997 and 1996, respectively                         $ (78,591)          $(77,513)
                                                                               =========           ========
 Projected benefit obligation                                                  $ (87,999)          $(86,571)
 Plan assets at fair value                                                       102,865             90,157
                                                                               ---------           --------
 Funded status                                                                    14,866              3,586
 Unrecognized net asset being recognized over 15 years                                 -               (198)
 Unrecognized prior service cost                                                  (1,217)            (1,359)
 Unrecognized net (gain) loss                                                    (15,273)            (3,086)
                                                                               ---------           --------
 Accrued pension cost                                                          $  (1,624)          $ (1,057)
                                                                               =========           ========

        Net periodic pension cost for the Atmos plan for 1997, 1996 and 1995 included the following components:


                                            1997        1996        1995
                                          --------   --------     --------
                                                  (In thousands)
Service cost                              $  2,263     $  2,235   $  1,862
Interest cost on projected
 benefit obligation                          6,356        6,434      6,060
Actual return on plan assets               (16,588)     (11,342)   (12,200)
Net amortization and deferral                8,322        3,298      5,007
                                          --------     --------   --------
Net periodic pension cost                 $    353     $    625   $    729
                                          ========     ========   ========

          The following table sets forth the Western Kentucky Division plan's funded status at September 30, 1997 and 1996:

                                                                             1997           1996
                                                                           --------       --------
                                                                                (In thousands)
Actuarial present value of benefit obligations:

 Accumulated benefit obligation, including vested benefits of
    $31,877 and $30,984 in 1997 and 1996, respectively                      $(32,752)     $(30,983)
                                                                            ========      ========
 Projected benefit obligation                                               $(36,293)     $(35,673)
 Plan assets at fair value                                                    53,289        46,478
                                                                            --------      --------
 Funded status                                                                16,996        10,805
 Unrecognized prior service cost                                               3,976         4,829
 Unrecognized net (gain) loss                                                (10,065)       (4,361)
                                                                            --------      --------
 Prepaid pension cost                                                       $ 10,907      $ 11,273
                                                                            ========      ========

          Net periodic pension cost for 1997, 1996 and 1995 included the following components:

                                                        1997      1996     1995
                                                       ------    ------   ------
                                                             (In thousands)
Service cost                                         $   734    $    672   $    706
Interest cost                                          2,619       2,431      2,306
Actual return on plan assets                          (8,456)     (5,771)    (6,355)
Net amortization and deferral                          5,081       2,356      3,399
                                                     -------    --------   --------
Net periodic pension cost (benefit)                  $   (22)   $   (312)  $     56
                                                     ========   ========   ========

          The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligations of the Atmos and Western Kentucky Division retirement plans was 7.5% at June 30, 1997 and 1996. The rate of increase in future compensation levels reflected in such determination was 4.0% for the years ended September 30, 1997 and 1996. The expected long-term rate of return on plan assets was 9.0%, 9.5% and 10.0% for the years ended September 30, 1997, 1996 and 1995, respectively. The plan assets consist primarily of investments in common stocks, interest bearing securities and interests in commingled pension trust funds. Prepaid pension cost is included in deferred charges and other assets.

          The following table sets forth the Greeley Gas Division plan's funded status at September 30, 1997 and 1996:


                                        1997       1996
                                      ---------  ---------
                                         (In thousands)
Actuarial present value of benefit
 obligations:

 Accumulated benefit obligation,
  including vested benefits of
   $15,361 and $15,110 in 1997
   and 1996, respectively             $(16,033)  $(15,252)
                                      ========   ========
 Projected benefit obligation         $(17,700)  $(17,666)
 Plan assets at fair value              17,535     16,086
                                      --------   --------
 Funded status                            (165)    (1,580)
 Unrecognized net asset being
  recognized over 15 years              (1,231)    (1,521)
 Unrecognized prior service cost         1,344      1,480
 Unrecognized net (gain) loss             (372)     1,375
                                      --------   --------
 Accrued pension cost                 $   (424)  $   (246)
                                      ========   ========

          Net periodic pension cost (credit) for the Greeley Gas Division plan for 1997, 1996 and 1995 included the following components:


                                   1997      1996      1995
                                 --------  --------  --------
                                         (In thousands)
Service cost                     $   485   $   453   $   328
Interest cost on projected
 benefit obligation                1,277     1,185     1,208
Actual return on plan assets      (2,724)   (2,390)   (2,530)
Net amortization and deferral      1,167       810     1,217
                                 -------   -------   -------
Net periodic pension cost        $   205   $    58   $   223
                                 =======   =======   =======

          Accumulated plan benefits were computed using the Projected Unit Credit funding method. The discount rate and rate of in crease in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7.5% and 4.0% in both 1997 and 1996. The expected long-term rate of return on plan assets was 9.0%, 9.5% and 10.0% in 1997, 1996 and 1995, respectively. Plan assets consist primarily of corporate bonds, equity securities, mutual funds, partnership interests, and other miscellaneous investments.

          The following table sets forth the United Cities Division plan's funded status at September 30, 1997 and 1996:

                                        1997       1996
                                      ---------  ---------
                                         (In thousands)
Actuarial present value of benefit
 obligations:

 Accumulated benefit obligation,
  including vested benefits of
   $60,086 and $45,528 in 1997
   and 1996, respectively             $(66,873)  $(54,130)
                                      ========   ========
 Projected benefit obligation          (75,159)   (69,652)
 Plan assets at fair value              86,162     71,978
                                      --------   --------
 Funded status                          11,003      2,326
 Unrecognized net asset being
  recognized over 15 years                 142        191
 Unrecognized prior service cost         1,750      1,143
 Unrecognized net (gain) loss          (15,785)    (1,819)
                                      --------   --------
 Prepaid (accrued) pension cost       $ (2,890)  $  1,841
                                      ========   ========

          Net periodic pension cost (credit) for the United Cities Division plan for 1997, 1996 and 1995 included the following components:


                                   1997       1996      1995
                                 ---------  --------  ---------
                                          (In thousands)
Service cost                     $  3,157   $ 3,116   $  3,451
Interest cost on projected
 benefit obligation                 5,050     4,720      4,296
Actual return on plan assets      (17,461)   (7,936)   (10,365)
Net amortization and deferral      11,420     2,372      5,772
                                 --------   -------   --------
Net periodic pension cost        $  2,166   $ 2,272   $  3,154
                                 ========   =======   ========


          The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligations of the United Cities Division retirement plan was 7.5% at September 30, 1997 and December 31, 1996. The rate of increase in future compensation levels reflected in such determination was 5.5% for the years ended September 30, 1997 and December 31, 1996. The expected long-term rate of return on plan assets was 9.0% for the years ended September 30, 1997, and December 31, 1996 and 1995. The plan assets consist primarily of marketable equity securities, corporate and government debt securities, and deposits with insurance companies. Prepaid pension cost is included in deferred charges and other assets.

          Effective October 1, 1987, the Company adopted a nonquali fied Supplemental Executive Benefits Plan ("Supplemental Plan") which provides additional pension, disability and death benefits to the officers and certain other employees of the Company. Expense recognized in connection with the Supplemental Plan during fiscal 1997, 1996, and 1995 was $3,491,000, $2,708,000 and $2,158,000, respectively. The Supplemental Plan was amended and restated in May 1997 and amended again in August 1997 and November 1997.

          Atmos sponsors an Employee Stock Ownership Plan ("ESOP") for employees other than those in the United Cities Division. Full time employees who have completed one year of service, as defined in the plan, are eligible to participate. Each participant enters into a salary reduction agreement with the Company pursuant to which the participant's salary is reduced by an amount not less than 2% nor more than 10%. Taxes on the amount by which the participant's salary is reduced are deferred pursuant to Section 401(k) of the Internal Revenue Code. The amount of the salary reduction is contributed by the Company to the ESOP for the account of the participant. The Company may make a matching contribution for the account of the participant in an amount determined each year by the Board of Directors, which amount must be at least equal to 25% of all or a portion of the participant's salary reduction. For the 1997 plan year, the Board of Directors elected to match 100% of each participant's salary reduction contribution up to 4% of the participant's salary. Matching contributions to the ESOP amounted to $2,077,000, $1,944,000, and $1,977,000 for 1997, 1996 and 1995, respectively. The Directors may also approve discretionary contributions, subject to the provisions of the Internal Revenue Code of 1986 and applicable regulations of the Internal Revenue Service. The Company recorded a charge of $1,500,000 for a discretionary contribution in the year ended September 30, 1996. Company contributions to the plan are expensed as incurred.

          The Company sponsors a 401(k) savings plan for the United Cities Division employees. The plan allows participants to make contributions toward retirement savings. Each participant may contribute up to 15% of qualified compensation. For employee contributions up to 6% of the participant's qualified compensation, the Company will contribute 30% of the employee's contribution. The Company may also contribute up to an additional 20% of the employee's contribution based on certain criteria specified in the plan. Effective January 1, 1995, any additional contribution made by the Company will be through the issuance of the Company's common stock. The Company contributed $694,000 for the nine months ended September 30, 1997, and $826,000 and $478,000 for the years ended December 31, 1996 and 1995, respectively.

11.  Other postretirement benefits

          Atmos sponsors two defined benefit postretirement plans other than pensions. Each provides health care benefits to retired employees. One provides benefits to the United Cities Division. The other Atmos plan offers medical benefits to all other retired Atmos employees.

          Effective October 1, 1993, the Company adopted Financial Accounting Standards No. 106 ("SFAS No. 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 focuses principally on postretirement health care benefits and significantly changed the practice of accounting for postretirement benefits on a pay-as-you-go basis by requiring accrual of such benefit costs on an actuarial basis from the date each employee reaches age 45 until the date of full eligibility for such benefits. The Company is amortizing on a straight line basis its initial transition obligations over 20 years. The initial transition obligation of the United Cities Division was $8,894,000. The initial transition obligation for all other Divisions was $33,354,000.

          Substantially all of the Company's employees other than the United Cities Division become eligible for these benefits if they reach retirement age while working for the Company and attain 10 consecutive years of service after age 45. Participant contributions are required under these plans. Prior to June 1994, the plans were not funded. In June 1994, the Company made its first quarterly payment to the external trust set up to fund SFAS No. 106 costs in excess of the pay-as-you-go cost in Kansas in accordance with an order of the Kansas Corporation Commission. In April, 1995 it began external funding in Colorado in accordance with an order of the Colorado Public Utility Commission. The amount of funding will ultimately depend upon the ratemaking treatment allowed in the Company's various rate jurisdictions.

          The components of net periodic postretirement benefits cost for the Atmos plans for each of the years ended September 30, 1997, 1996 and 1995 are as follows:

                                  1997     1996     1995
                                 -------  -------  -------
                                      (In thousands)

Service cost                     $1,599   $1,469   $1,497
Interest cost                     2,371    2,224    2,322
Actual return on plan assets        (28)     (39)     (18)
Amortization of transition
 obligation                       1,550    1,550    1,549
Prior service cost                  202        -        -
Net amortization and deferral      (217)     (80)    (150)
                                 ------   ------   ------
Net periodic postretirement
 benefits cost                   $5,477   $5,124   $5,200
                                 ======   ======   ======

          The following is a reconciliation of the funded status of the Atmos plans to the net postretirement benefits liability on the balance sheet as of September 30, 1997 and 1996:

                                               1997       1996
                                             ---------  ---------
                                                (In thousands)
Accumulated postretirement
 benefits obligation
Retirees                                     $(22,575)  $(19,849)
Fully eligible employees                         (721)    (6,426)
Other employees                               (10,328)    (4,644)
                                             --------   --------
                                              (33,624)   (30,919)

Plan assets                                     1,278        927
                                             --------   --------
Accumulated postretirement benefits
 obligation in excess of plan assets          (32,346)   (29,992)
Unrecognized net gain                          (6,602)    (4,775)
Unrecognized transition obligation             25,802     26,342
                                             --------   --------
Accrued postretirement benefits liability    $(13,146)  $ (8,425)
                                             ========   ========

          In the latest actuarial calculation of the accrued postre tirement benefits liability, the assumed health care cost trend rate used to estimate the cost of postretirement benefits was 7.5% for 1997 and 1998 and is assumed to decrease gradually to 5.0% by 2001 and remain at that level thereafter. The trend for vision benefits is assumed to remain level for all years at 4.5%. The effect of a 1% increase in the assumed health care cost trend rate for each future year is $376,000 and $344,000 on the annual aggregate of the service and interest cost components of net periodic postretirement benefit costs and $2,760,000 and $2,377,000 on the accumulated postretirement benefits obligation as of September 30, 1998 and 1997, respectively. The assumed discount rate, the rate at which liabilities could be settled, was 7.5% as of September 30, 1997 and 1996. The expected long-term rate of return on plan assets was 5.3% for 1997 and 1996.

          The Company maintains a separate postretirement health care benefits plan for the United Cities Division. Substantially all of its employees will become eligible for these benefits if they reach the normal retirement age while working for the Company.

          The components of net periodic postretirement benefits cost for the United Cities Division for each of the years ended September 30, 1997, 1996 and 1995 are as follows:

                                  1997     1996     1995
                                 -------  -------  -------
                                       (In thousands)
Service cost                     $   86   $   89   $  120
Interest cost                       926      897    1,051
Actual return on plan assets       (274)    (212)    (107)
Amortization of transition
 obligation                         364      364      445
Net amortization and deferral       298      232      182
                                 ------   ------   ------
Net periodic postretirement
 benefits cost                   $1,400   $1,370   $1,691
                                 ======   ======   ======

          The following is a reconciliation of the funded status of the United Cities Division plan to the net postretirement benefits liability on the balance sheet as of September 30, 1997 and 1996:


                                               1997       1996
                                             ---------  ---------
                                                (In thousands)
Accumulated postretirement
 benefits obligation
Retirees                                     $(16,331)  $(11,546)
Fully eligible employees                         (213)    (1,007)
Other employees                                  (750)      (816)
                                             --------   --------
                                              (17,294)   (13,369)

Plan assets                                     4,336      3,715
                                             --------   --------
Accumulated postretirement benefits
 obligation in excess of plan assets          (12,958)    (9,654)
Unrecognized net gain                           7,837      5,186
Unrecognized transition obligation              5,280      5,821
                                             --------   --------
Accrued postretirement benefits liability    $    159   $  1,353
                                             ========   ========

          In the latest actuarial calculation of the accrued postre tirement benefits liability for the United Cities Division, the assumed health care cost trend rate used to estimate the cost of postretirement benefits was 7.5% for 1997 and 1998, and is assumed to decrease gradually to 5.0% by 2001 and remain at that level thereafter. The effect of a 1% increase in the assumed health care cost trend rate for each future year is $88,000 and $79,000 on the annual aggregate of the service and interest cost components of net periodic postretirement benefit costs and $1,732,000 and $1,099,000 on the accumulated postretirement benefits obligation as of September 30, 1997 and December 31, 1996, respectively. The assumed discount rate, the rate at which liabilities could be settled, was 7.5% as of September 30, 1997 and December 31, 1996, respectively. The expected long-term rate of return on plan assets was 4.3% for 1997 and 1996.

          The Company is currently recovering other postretirement benefits ("OPEB") costs through its regulated rates under SFAS No. 106 accrual accounting in Colorado, Kansas, the majority of its Texas service area and in Kentucky (effective November 1, 1995). It receives rate treatment as a cost of service item for OPEB costs on the pay-as-you-go basis in Louisiana. OPEB costs have been specifically addressed in rate orders in each jurisdiction served by the United Cities Division or have been included in a rate case and not disallowed. However, the Company was required to recover the portion of the UCGC transition obligation applicable to Virginia operations over 40 years, rather than 20 years, as in other states. Management believes that accrual accounting in accordance with SFAS No. 106 is appropriate and will continue to seek rate recovery of accrual-based expenses in its ratemaking jurisdictions that have not yet approved the recovery of these expenses.

SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data are presented below. The sum of net income per share by quarter may not equal the net income per share for the year due to variations in the weighted average shares outstanding used in computing such amounts. The Company's natural gas and propane distribution businesses are seasonal due to weather conditions in the Company's service areas. For further information on its effects on quarterly results, please see the "Seasonality" discussion included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section herein.


                                                                                 Quarter ended
                                      -------------------------------------------------------------------------------------
                                          December 31,           March 31,              June 30,           September 30,
                                      --------------------  --------------------  --------------------  -------------------
                                         1996       1995      1997        1996      1997       1996       1997       1996
                                      ---------   --------  --------    --------  -------    ---------  -------    --------
                                                                          (In thousands, except per share data)

Operating revenues                     $280,624   $253,439  $362,636    $341,867  $143,714   $175,240   $119,861   $116,145
Gross profit                             97,269     89,707   124,249     120,231    59,546     68,220     48,590     46,254
Operating income (loss)                  25,968     24,365    37,075      41,216     4,599      6,853    (15,331)    (3,173)
Net income (loss)                        18,155     18,496    30,625      35,906    (3,018)    (2,795)   (21,924)   (10,456)
Net income (loss) per share                 .62        .64      1.04        1.26      (.10)      (.10)      (.74)      (.36)

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON   ACCOUNTING AND
          FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

          Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on February 11, 1998.

          Information regarding executive officers is included in Part I.

ITEM 11.  EXECUTIVE COMPENSATION

          Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on February 11, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT

          Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on February 11, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders on February 11, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 and 2. Financial statements and financial statement schedules.

          The financial statements listed in the accompanying Index to Financial Statements are filed as part of this annual report. No financial statement schedules are required in this filing.

     3. Exhibits

          The exhibits listed in the accompanying Exhibits Index are filed as part of this annual report. The exhibits numbered 10.21(a) through 10.31(a) are management contracts or compensatory plans or arrangements.

(b)  Reports on Form 8-K

     The Company filed a Form 8-K Current Report dated June 10, 1997 reporting under Item 5, Other Events the following:

    (1) On June 10, 1997, Atmos, United Cities and the staff of the Illinois Commerce Commission jointly filed a proposed order, which if granted, would approve the merger of United Cities and Atmos.

    (2) The Illinois Commerce Commission issued an order dated June 25, 1997, approving the merger of United Cities and Atmos.

          The Company also filed a Form 8-K Current Report dated July 29, 1997 reporting under Item 2, Acquisition or Disposition of Assets, that the merger of United Cities Gas Company with and into Atmos had closed effective July 31, 1997. It also incorporated by reference the Financial Statements of the Business Acquired and the required Pro Forma Financial Information under Item 7 Financial Statements and Exhibits.

                         INDEX TO FINANCIAL STATEMENTS
                            (Item 8, 14(a) 1 and 2)

                                                       Page
Number

Independent auditors' reports                             37

Financial statements:
 Consolidated balance sheets at September 30,
1997 and 1996                                             39

 Consolidated statements of income for the
  years ended September 30, 1997, 1996 and 1995           40

 Consolidated statements of shareholders'
  equity for the years ended September 30,
  1997, 1996 and 1995                                     41
Consolidated statements of cash flows for the years
  ended September 30, 1997, 1996 and 1995                 43

 Notes to consolidated financial statements            45-73


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


                                      ATMOS ENERGY CORPORATION
                                            (Registrant)

                                     By  /s/ David L. Bickerstaff
                                        ------------------------
                                         David L. Bickerstaff
                                         Vice President and Controller

Date:   December 12, 1997


                         POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert W. Best and Larry J. Dagley, or either of them acting alone or together, as his true and lawful attorney-in-fact and agent with full power to act alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/ Robert W. Best           Chairman,          December 12, 1997
-------------------------    President and
    Robert W. Best           Chief Executive
                             Officer

/s/ Larry J. Dagley          Executive Vice     December 12, 1997
-------------------------    President and
    Larry J. Dagley          Chief Financial
                             Officer



/s/ David L. Bickerstaff     Vice President     December 12, 1997
-------------------------    and Controller
    David L. Bickerstaff     (Principal
                             accounting officer)



/s/ Travis W. Bain, II       Director           December 12, 1997
-------------------------
    Travis W. Bain, II



/s/ Dan Busbee               Director           December 12, 1997
-------------------------
    Dan Busbee



/s/ Richard W. Cardin        Director           December 12, 1997
-------------------------
    Richard W. Cardin



/s/ Thomas J. Garland        Director           December 12, 1997
-------------------------
    Thomas J. Garland



/s/ Gene C. Koonce           Director           December 12, 1997
-------------------------
    Gene C. Koonce



/s/ Vincent J. Lewis         Director           December 12, 1997
-------------------------
    Vincent J. Lewis

/s/ Thomas C. Meredith       Director           December 12, 1997
-------------------------
    Thomas C. Meredith



/s/ Phillip E. Nichol        Director           December 12, 1997
 -------------------------
    Phillip E. Nichol



/s/ Carl S. Quinn           Director           December 12, 1997
 -------------------------
    Carl S. Quinn



/s/ Lee E. Schlessman        Director           December 12, 1997
 -------------------------
    Lee E. Schlessman



/s/ Charles K. Vaughan       Director           December 12, 1997
-------------------------
   Charles K. Vaughan



/s/ Richard Ware II          Director           December 12, 1997
 -------------------------
    Richard Ware II

                                 EXHIBITS INDEX
                                Item 14. (a) (3)

                                                         Page Number or
 Exhibit                                                Incorporation by
 Number                  Description                      Reference to
 --------   ------------------------------------    -------------------------

                   Plan of Reorganization
                   ----------------------

2.1         Agreement and Plan of Reorganization   Exhibit 2.1 of Form S-4
            dated July 19, 1996, by and between    filed October 4, 1996
            the Registrant and United Cities Gas
            Company

2.2         Amendment No. 1 to Agreement and       Exhibit 2.1(a) of Form S-
            Plan of Reorganization dated October   4 filed October 4, 1996
            3, 1996
            Articles of Incorporation and Bylaws

3.1         Restated Articles of Incorporation
            of the Company, as Amended (as of
            July 31, 1997)

3.2         Bylaws of the Company (Amended and
            Restated as of November 12, 1997)
            Instruments Defining Rights of
            Security Holders

4.1         Specimen Common Stock Certificate      Exhibit (4)(b) of Form
            (Atmos Energy Corporation)             10-K for fiscal year
                                                   ended September 30, 1988
                                                   (File No. 1-10042)

4.2(a)      Rights Agreement, dated as of April    Exhibit (1) of Form 8-K
            27, 1988, between the Company and      filed May 10, 1988 (File
            Morgan Shareholder Services Trust      No. 0-11249)
            Company

4.2(b)      Amendment No. 1 to Rights Agreement,   Exhibit 4.3(b) of Form
            dated August 10, 1994                  10-K for fiscal year
                                                   ended September 30, 1994
                                                   (File No. 1-10042)

4.2(c)      Certificate of Adjusted Price, dated   Exhibit 4.3(c) of Form
            August 15, 1994                        10-K for fiscal year
                                                   ended September 30, 1994
                                                   (File No. 1-10042)

4.3         Rights Agreement, dated as of          Exhibit 4.1 of Form 8-K
            November 12, 1997, between the         dated November 12, 1997
            Company and BankBoston, N.A.

                                                         Page Number or
 Exhibit                                                Incorporation by
 Number                  Description                      Reference to
 --------   ------------------------------------    -------------------------

9           Not applicable

            Material Contracts
            ------------------

10.1(a)     Note Purchase Agreement, dated as of   Exhibit 10(c) of Form 8-K
            December 21, 1987, by and between      filed January 7, 1988
            the Company and John Hancock Mutual    (File No. 0-11249)
            Life Insurance Company

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

10.1(b)     Amendment to Note Purchase             Exhibit (10)(b)(ii) of
            Agreement, dated October 11, 1989,     Form 10-K for fiscal year
            by and between the Company and John    ended September 30, 1989
            Hancock Mutual Life Insurance          (File No. 1-10042)
            Company revising Note Purchase
            Agreement dated December 21, 1987

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

10.1(c)     Amendment to Note Purchase             Exhibit 10(b)(iii) of
            Agreement, dated November 12, 1991,    Form 10-K for fiscal year
            by and between the Company and John    ended September 30, 1991
            Hancock Mutual Life Insurance          (File No. 1-10042)
            Company revising Note Purchase
            Agreement dated December 21, 1987

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

10.2(a)     Note Purchase Agreement, dated as of   Exhibit 10(c) of Form 10-
            October 11, 1989, by and between the   K for fiscal year ended
            Company and John Hancock Mutual Life   September 30, 1989 (File
            Insurance Company                      No. 1-10042)

                                                         Page Number or
 Exhibit                                                Incorporation by
 Number                  Description                      Reference to
 --------   ------------------------------------    -------------------------

10.2(b)     Amendment to Note Purchase             Exhibit 10(c)(ii) of Form
            Agreement, dated as of November 12,    10-K for fiscal year
            1991, by and between the Company and   ended September 30, 1991
            John Hancock Mutual Life Insurance     (File No. 1-10042)
            Company revising Note Purchase
            Agreement dated October 11, 1989

10.3(a)     Note Purchase Agreement, dated as of   Exhibit 10(f)(i) of Form
            August 29, 1991, by and between the    10-K for fiscal year
            Company and The Variable Annuity       ended September 30, 1991
            Life Insurance Company                 (File No. 1-10042)

10.3(b)     Amendment to Note Purchase             Exhibit 10(f)(ii) of Form
            Agreement, dated November 26, 1991,    10-K for fiscal year
            by and between the Company and The     ended September 30, 1991
            Variable Annuity Life Insurance        (File No. 1-10042)
            Company revising Note Purchase
            Agreement dated August 29, 1991

10.4        Note Purchase Agreement, dated as of   Exhibit (10)(f) of Form
            August 31, 1992, by and between the    10-K for fiscal year
            Company and The Variable Annuity       ended September 30, 1992
            Life Insurance Company                 (File No. 1-10042)

10.5        Note Purchase Agreement, dated         Exhibit 10.1 of Form 10-Q
            November 14, 1994, by and among the    for quarter ended
            Company and New York Life Insurance    December 31, 1994 (File
            Company, New York Life Insurance and   No. 1-10042)
            Annuity Corporation, The Variable
            Annuity Life Insurance Company,
            American General Life Insurance
            Company, and Merit Life Insurance
            Company

10.6        Loan Agreement by and between the      Exhibit 10.1 of Form 10-Q
            Company and NationsBank of Texas,      for quarter ended
            N.A. dated as of November 26, 1996     December 31, 1996 (File
                                                   No. 1-10042)

10.7        Indenture of Mortgage, dated as of     Exhibit to Registration
            July 15, 1959, from United Cities      Statement of United
            Gas Company to First Trust of          Cities Gas Company on
            Illinois, National Association, and    Form S-3 (File No. 33-
            M.J. Kruger, as Trustees, as amended   56983).
            and supplemented through December 1,
            1992 (the Indenture of Mortgage
            through the 20th Supplemental
            Indenture)

                                                         Page Number or
 Exhibit                                                Incorporation by
 Number                  Description                      Reference to
 --------   ------------------------------------    -------------------------

10.7(a)     Twenty-First Supplemental Indenture
            dated as of February 5, 1997 by and
            among United Cities Gas Company and
            Bank of America Illinois and First
            Trust National Association and
            Russell C. Bergman supplementing
            Indenture of Mortgage dated as of
            July 15, 1959

10.7(b)     Twenty-Second Supplemental Indenture
            dated as of July 29, 1997 by and
            among the Company and First Trust
            National Association and Russell C.
            Bergman supplementing Indenture of
            Mortgage dated as of July 15, 1959

10.8        Form of Indenture between United       Exhibit to Registration
            Cities Gas Company and First Trust     Statement of United
            of Illinois, National Association,     Cities Gas Company on
            as Trustee dated as of November 15,    Form S-3 (File No. 33-
            1995                                   56983)

10.8(a)     First Supplemental Indenture between
            the Company and First Trust of
            Illinois, National Association, as
            Trustee dated as of July 29, 1997

10.9(a)     Seventh Supplemental Indenture,        Exhibit 10.1 of Form 10-Q
            dated as of October 1, 1983 between    for quarter ended June
            Greeley Gas Company ("the Greeley      30, 1994 (File No. 1-
            Gas Division") and the Central Bank    10042)
            of Denver, N.A. ("Central Bank")

10.9(b)     Ninth Supplemental Indenture, dated    Exhibit 10.2 of Form 10-Q
            as of April 1, 1991, between the       for quarter ended June
            Greeley Gas Division and Central       30, 1994 (File No. 1-
            Bank                                   10042)

10.9(c)     Bond Purchase Agreement, dated as of   Exhibit 10.3 of Form 10-Q
            April 1, 1991, between the Greeley     for quarter ended June
            Gas Division and Central Bank          30, 1994 (File No. 1-
                                                   10042)

10.9(d)     Tenth Supplemental Indenture, dated    Exhibit 10.4 of Form 10-Q
            as of December 1, 1993, between the    for quarter ended June
            Company and Colorado National Bank,    30, 1994 (File No. 1-
            formerly Central Bank                  10042)

                                                         Page Number or
 Exhibit                                                Incorporation by
 Number                  Description                      Reference to
 --------   ------------------------------------    -------------------------

            Gas Supply Contracts

10.10(a)    Firm Gas Transportation Agreement
            No. 123535 dated November 1, 1995
            between Greeley Gas Company and
            Public Service Company of Colorado

10.10(b)    Transportation Storage Service         Exhibit 10.6(b) of Form
            Agreement No. TA-0544 between          10-K for fiscal year
            Greeley Gas Company and Williams       ended September 30, 1994
            Natural Gas Company dated October 1,   (File No. 1-10042)
            1993

10.10(c)    No-Notice Transportation Service       Exhibit 10.6(c) of Form
            Agreement No. 31013, Rate Schedule     10-K for fiscal year
            NNT-1, between Greeley Gas Company     ended September 30, 1994
            and Colorado Interstate Gas Company,   (File No. 1-10042)
            as amended, dated October 1, 1993
            (term extended to April 30, 2000 by
            letter dated January 2, 1996)

10.10(d)    Firm Transportation Service            Exhibit 10.6(d) of Form
            Agreement No. 35009, Rate Schedule     10-K for fiscal year
            TF-2, between Greeley Gas Company      ended September 30, 1994
            and Colorado Interstate Gas Company,   (File No. 1-10042)
            as amended, dated October 1, 1993
            (term extended to April 30, 2000 by
            letter dated January 2, 1996)

10.11       Amarillo Supply Agreement dated        Exhibit 10.7(a) of Form
            January 2, 1993 between Energas and    10-K for fiscal year
            Pioneer Natural Resources , USA,       ended September 30, 1994
            Inc. (formerly Mesa Operating          (File No. 1-10042)
            Company)

10.12(a)    Agreement for Natural Gas Service      Exhibit 10(o)(ii) of Form
            for Distribution and Resale between    10-K for fiscal year
            Trans La and LIG dated October 28,     ended September 30, 1991
            1991                                   (File No. 1-10042)

10.12(b)    Agreement for Intrastate               Exhibit 10(o)(iii) of
            Transportation of Natural Gas          Form 10-K for fiscal year
            between Trans La and LIG dated         ended September 30, 1991
            October 28, 1991                       (File No. 1-10042)

10.13(a)    Gas Transportation Agreement between   Exhibit 10.3 of Form 10-Q
            Texas Gas and Western Kentucky Gas     for quarter ended
            dated November 1, 1993 (Contract no.   December 31, 1993 (File
            T3355, zone 3)                         No. 1-10042)

                                                         Page Number or
 Exhibit                                                Incorporation by
 Number                  Description                      Reference to
 --------   ------------------------------------    -------------------------

10.13(b)    Gas Transportation Agreement between   Exhibit 10.4 of Form 10-Q
            Texas Gas and Western Kentucky Gas     for quarter ended
            dated November 1, 1993 (Contract no.   December 31, 1993 (File
            T3819, zone 4)                         No. 1-10042)

10.13(c)    Gas Transportation Agreement between   Exhibit 10.5 of Form 10-Q
            Texas Gas and Western Kentucky Gas     for quarter ended
            dated November 1, 1993 (Contract no.   December 31, 1993 (File
            N0210, zone 2, Contract no. N0340,     No. 1-10042)
            zone 3, Contract no. N0435, zone 4)

10.14(a)    Gas Transportation Agreement,          Exhibit 10.17(a) of Form
            Contract No. 2550, dated September     10-K for fiscal year
            1, 1993, between Tennessee Gas         ended September 30, 1993
            Pipeline Company, a division of        (File No. 1-10042)
            Tenneco, Inc. ("Tennessee Gas"), and
            Western Kentucky, Campbellsville
            Service Area

10.14(b)    Gas Transportation Agreement,          Exhibit 10.17(b) of Form
            Contract No. 2546, dated September     10-K for fiscal year
            1, 1993, between Tennessee Gas and     ended September 30, 1993
            Western Kentucky, Danville Service     (File No. 1-10042)
            Area

10.14(c)    Gas Transportation Agreement,          Exhibit 10.17(c) of Form
            Contract No. 2385, dated September     10-K for fiscal year
            1, 1993, between Tennessee Gas and     ended September 30, 1993
            Western Kentucky, Greensburg et al     (File No. 1-10042)
            Service Area

10.14(d)    Gas Transportation Agreement,          Exhibit 10.17(d) of Form
            Contract No. 2551, dated September     10-K for fiscal year
            1, 1993, between Tennessee Gas and     ended September 30, 1993
            Western Kentucky, Harrodsburg          (File No. 1-10042)
            Service Area

10.14(e)    Gas Transportation Agreement,          Exhibit 10.17(e) of Form
            Contract No. 2548, dated September     10-K for fiscal year
            1, 1993, between Tennessee Gas and     ended September 30, 1993
            Western Kentucky, Lebanon Service      (File No. 1-10042)
            Area

10.15       Gas Service Agreement (Service for     Exhibit 10.5 of Form 10-Q
            Firm Transportation) between Energas   for quarter ended
            and Westar Transmission Company        December 31, 1996 (File
            dated January 1, 1996.                 No. 1-10042)

                                                         Page Number or
 Exhibit                                                Incorporation by
 Number                  Description                      Reference to
 --------   ------------------------------------    -------------------------

10.16       Gas Service Agreement (Service for     Exhibit 10.7 of Form 10-Q
            Firm Transportation) between Westar    for quarter ended
            Transmission Company and EnerMart      December 31, 1996 (File
            dated January 1, 1996                  No. 1-10042)

10.17       Gas Service Agreement (Service for     Exhibit 10.8 of Form 10-Q
            Firm Transportation) between KN        for quarter ended
            Westex and EnerMart Trust dated        December 31, 1996 (File
            January 1, 1996                        No. 1-10042)

10.18       Gas Sales Agreement (Irrigation)       Exhibit 10.11 of Form 10-
            between KN Marketing and EnerMart      Q for quarter ended
            Trust dated March 1, 1996.             December 31, 1996 (File
                                                   No. 1-10042)

10.19       Gas Sales Agreement (Swing) between    Exhibit 10.13 of Form 10-
            Energas and KN Marketing, dated        Q for quarter ended
            January 1, 1996.                       December 31, 1996 (File
                                                   No. 1-10042)

10.20       Operating Agreement between Energas    Exhibit 10.15 of Form 10-
            and Westar Transmission Company,       Q for quarter ended
            effective December 1, 1996.            December 31, 1996 (File
                                                   No. 1-10042)

            Executive Compensation Plans and
            Arrangements

10.21(a)    *Severance Agreement dated April 1,    Exhibit 10.3 of Form 10-Q
            1995 between the Company and J.        for quarter ended June
            Charles Goodman                        30, 1995 (File No. 1-
                                                   10042)

10.21(b)    *Severance Agreement amended and       Exhibit 10(r)(iii) of
            restated as of August 8, 1991,         Form 10-K for fiscal year
            between the Company and Don E. James   ended September 30, 1991
                                                   (File No. 1-10042)

10.21(c)    *Severance Agreement dated May 3,      Exhibit 10.2 of Form 10-Q
            1995 between the Company and Mary S.   for quarter ended June
            Lovell                                 30, 1995 (File No. 1-
                                                   10042)

10.21(d)    *Severance Agreement dated August      Exhibit 10.18(g) of Form
            14, 1996, between the Company and      10-K for fiscal year
            Glen A. Blanscet                       ended September 30, 1996
                                                   (File No. 1-10042)

                                                         Page Number or
 Exhibit                                                Incorporation by
 Number                  Description                      Reference to
 --------   ------------------------------------    -------------------------

10.21(e)    *Severance Agreement dated March 10,   Exhibit 10.1 of Form 10-Q
            1997, between the Company and Robert   for quarter ended March
            W. Best                                31, 1997 (File No. 1-
                                                   10042)

10.21(f)    *Severance Agreement dated May 10,
            1997, between the Company and Larry
            J. Dagley

10.22       *Atmos Energy Corporation Mini-Med     Exhibit 10.22 of Form 10-
            Plan, as restated effective July 1,    K for fiscal year ended
            1996                                   September 30, 1996 (File
                                                   No. 1-10042)

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

10.24(a)    *Amendment No. 1 to the Atmos Energy   Exhibit 10.2 of Form 10-Q
            Corporation Retirement Plan for        for quarter ended
            Outside Directors                      December 31, 1996 (File
                                                   No. 1-10042)

10.25(a)    *Description of Car Allowance          Exhibit 10.26(a) of Form
            Payments                               10-K for fiscal year
                                                   ended September 30, 1993
                                                   (File No. 1-10042)

10.25(b)    *Description of Financial and Estate
            Planning Program

10.25(c)    *Description of Sporting Events        Exhibit 10.26(c) of Form
            Program                                10-K for fiscal year
                                                   ended September 30, 1993
                                                   (File No. 1-10042)

10.26       *Atmos Energy Corporation              Exhibit 10.1 of Form 10-Q
            Supplemental Executive Benefits Plan   for quarter ended June
            (Amended and Restated May 14, 1997)    30, 1997 (File No. 1-
                                                   10042)

10.26(a)    *Amendment No. 1 to the Atmos Energy
            Corporation Supplemental Executive
            Benefits Plan

                                                         Page Number or
 Exhibit                                                Incorporation by
 Number                  Description                      Reference to
 --------   ------------------------------------    -------------------------

10.26(b)    *Amendment No. 2 to the Atmos Energy
            Corporation Supplemental Executive
            Benefits Plan

10.27       *Atmos Energy Corporation Restricted
            Stock Grant Plan (Amended and
            Restated as of November 12, 1997)

10.28       *Atmos Energy Corporation Outside
            Directors Stock-for-Fee Plan
            (Amended and Restated as of November
            12, 1997)

10.29       *Atmos Energy Corporation Executive    Exhibit 10.4 of Form 10-Q
            Annual Performance Bonus Plan          for quarter ended
            (Amended and Restated as of November   December 31, 1996 (File
            13, 1996)                              No. 1-10042)

10.30       *Consulting Agreement between the      Exhibit 10.2 of Form 10-Q
            Company and Charles K. Vaughan,        for quarter ended June
            effective October 1, 1994              30, 1997 (File No. 1-
                                                   10042)

10.30(a)    *Amendment No. 1 to Consulting         Exhibit 10.3 of Form 10-Q
            Agreement between the Company and      for quarter ended June
            Charles K. Vaughan, dated May 14,      30, 1997 (File No. 1-
            1997                                   10042)

10.31       *The Atmos Energy Corporation
            Executive Retiree Life Plan

10.31(a)    *Amendment No. 1 to The Atmos Energy
            Corporation Executive Retiree Life
            Plan

11          Not applicable

12          Not applicable

13          Not applicable

16          Not applicable

18          Not applicable

                                                         Page Number or
 Exhibit                                                Incorporation by
 Number                  Description                      Reference to
 --------   ------------------------------------    -------------------------

            Other Exhibits, as indicated

21          Subsidiaries of the registrant

22          Not applicable

23.1        Consent of independent auditors,
            Ernst & Young LLP

23.2        Consent of independent auditors,
            Arthur Andersen LLP

24          Power of Attorney                      Signature page of Form
                                                   10-K for fiscal year
                                                   ended September 30, 1997

27          Financial Data Schedule for Atmos
            for year ended September 30, 1997

28          Not applicable

--------------------------
* This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."