Form 10-Q
period 1997-12-31
ATMOS ENERGY CORP
filed 1998-02-11
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549

                            FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

Number of shares outstanding of each of the issuer's classes of common stock, as of February 2, 1998.

                 Class                        Shares Outstanding
                 -----                        ------------------
             No Par Value                         29,908,813





PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                     ATMOS ENERGY CORPORATION
        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (In thousands, except share data)

                                      December 31, September 30,
                                           1997        1997
                                      ------------  ------------
ASSETS
Property, plant and equipment           $1,357,946   $1,332,672
  Less accum. depreciation and amort.      497,200      483,545
                                        ----------    ----------
  Net property, plant and equipment        860,746      849,127
Current assets
  Cash and cash equivalents                  9,051        6,016
  Accounts receivable, net                 172,770       71,217
  Inventories of supplies and merchandise   13,654       12,333
  Gas stored underground                    45,680       48,122
  Prepayments                                5,346        6,017
                                        ----------    ----------
    Total current assets                   246,501      143,705
Deferred charges and other assets           98,743       95,479
                                        ----------    ----------
                                        $1,205,990   $1,088,311
                                        ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
  Common stock outstanding: 29,850,935
    shares at 12/31/97 and 29,642,437
    shares at 9/30/97                    $     149    $     148
  Additional paid-in capital               256,563      251,174
  Retained earnings                         88,170       75,938
                                        ----------    ----------
    Total shareholders' equity             344,882      327,260
Long-term debt                             255,827      302,981
                                        ----------    ----------
    Total capitalization                   600,709      630,241
Current liabilities
  Current maturities of long-term debt      56,229       15,201
  Notes payable to banks                   219,107      167,300
  Accounts payable                         110,970       62,626
  Taxes payable                             11,106          416
  Customers' deposits                       14,702       15,098
  Other current liabilities                 47,806       52,582
                                        ----------    ----------
    Total current liabilities              459,920      313,223
Deferred income taxes                       87,655       87,828
Deferred credits and other liabilities      57,706       57,019
                                        ----------    ----------
                                        $1,205,990   $1,088,311
                                        ==========    ==========
See accompanying notes to condensed consolidated financial statements.

                    ATMOS ENERGY CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (In thousands, except per share data)


                                  Three months ended December 31,
                                  -------------------------------
                                      1997                 1996
                                    --------            --------
Operating revenues                 $295,331             $280,624
Purchased gas cost                  195,730              183,355
                                    --------            --------
  Gross profit                       99,601               97,269

Operating expenses
  Operation                          36,041               38,173
  Maintenance                         2,481                2,588
  Depreciation and amortization      11,908               11,512
  Taxes, other than income            8,219                8,179
  Income taxes                       12,284               10,849
                                    --------            --------
    Total operating expenses         70,933               71,301
                                    --------            --------
Operating income                     28,668               25,968

Other income                            763                  888

Interest charges, net                 9,309                8,701
                                    --------            --------
Net income                         $ 20,122             $ 18,155
                                    ========            ========
Basic net income per share         $    .68             $    .62
                                    ========            ========
Diluted net income per share       $    .68             $    .62
                                    ========            ========
Cash dividends per share           $   .265             $   .245
                                    ========            ========
Weighted average
  shares outstanding:

    Basic                            29,569               29,243
                                    ========            ========
    Diluted                          29,749               29,255
                                    ========            ========









See accompanying notes to condensed consolidated financial statements.

                       ATMOS ENERGY CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (In thousands)
                                             Three months ended
                                                December 31,
                                               1997       1996
                                             --------   --------
Cash Flows From Operating Activities
  Net income                                 $20,122    $ 18,155
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
    Depreciation and amortization
      Charged to depreciation and
        amortization                          11,908      11,512
      Charged to other accounts                  801         966
    Deferred income taxes (benefit)             (173)      2,792
    Net change in operating assets and
      liabilities                            (48,476)    (45,888)
                                            --------    --------
    Net cash used by operating activities    (15,818)    (12,463)

Cash Flows From Investing Activities
  Capital expenditures                       (24,525)    (26,734)
  Retirements of property, plant and
    equipment                                    197         756
                                            --------    --------
    Net cash used in investing activities    (24,328)    (25,978)

Cash Flows From Financing Activities
  Net increase in notes
    payable to banks                          51,807      14,288
  Cash dividends paid                         (7,890)     (7,375)
  Issuance of long-term debt                       -      40,000
  Repayment of long-term debt                 (6,126)     (7,378)
  Issuance of common stock                     5,390       3,251
                                            --------    --------
    Net cash provided by financing
      activities                              43,181      42,786
                                            --------    --------
Net increase in cash and cash equivalents      3,035       4,345
Cash and cash equivalents at beginning
  of period                                    6,016       8,757
                                            --------    --------
Cash and cash equivalents at end
  of period                                 $  9,051    $ 13,102
                                            ========    ========


See accompanying notes to condensed consolidated financial statements.

                    ATMOS ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                        DECEMBER 31, 1997


1.  Unaudited interim financial information

In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other fac-tors, the results of operations for the three month period ended December 31, 1997 are not indicative of expected results of operations for the year ending September 30, 1998. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation ("Atmos" or the "Company") in its 1997 annual report to shareholders. The condensed consolidated balance sheet of Atmos, as of December 31, 1997, and the related condensed consolidated statements of income and cash flows for the three-month periods ended December 31, 1997 and 1996, included herein have been subjected to a review by Ernst & Young LLP, the Company's independent accountants, whose report is included herein.

Common stock - As of December 31, 1997, the Company had
75,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 29,850,935 shares outstanding.


2.  Business Combination

     As discussed in Note 2 of notes to consolidated financial statements in the Company's Form 10-K for the year ended September 30, 1997, on July 31, 1997, Atmos acquired by means of a merger all of the assets and liabilities of United Cities Gas Company ("UCGC"). The transaction was accounted for as a pooling of interests; therefore, prior financial statements have been restated to reflect the merger.

3.   Rates

     The Company's ratemaking activity over the three-year period ended September 30, 1997 was reviewed in Note 3 of notes to consolidated financial statements in the Company's Form 10-K for the year ended September 30, 1997. The status at December 31, 1997 has not changed, except as discussed below.

     In fiscal 1997, the Colorado Office of Consumer Counsel filed a complaint with the Colorado Public Utilities Commission ("Colorado Commission") requesting a $3.5 million reduction in the annual revenues in Colorado of the Greeley Gas Division. On December 17, 1997, a hearing was held at the Colorado Commission presenting a Stipulation and Agreement reached by the Greeley Gas Division and the Colorado Office of Consumer Counsel. It settled the Consumer Counsel's complaint against the Greeley Gas Division for a $1.6 million reduction in annual revenues. The reduction will not become effective until it has been submitted to and approved by the Colorado Commission which will probably occur sometime after mid-January 1998. It will reduce the Greeley Gas Division's annual revenues and gross profit by approximately 2% and 4%, respectively. At December 31, 1997, the Company did not have any rate cases pending.

4.  Contingencies

     For a review of the status of the Company's litigation and environmental matters as of September 30, 1997, please refer to
Note 5 of notes to consolidated financial statements in the Company's Form 10-K for the year ended September 30, 1997. Material contingencies and developments since September 30, 1997 are discussed below.

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

     The plaintiffs purported to represent a class consisting of all residential and commercial gas customers in the Trans La Division's service area. Among other things, the lawsuit alleged that the defendants violated the antitrust laws of the state of Louisiana by manipulating the cost-of-gas component of the Trans La Division's gas rate to the purported customer class, thereby causing such purported class members to pay a higher rate. The plaintiffs made no specific allegation of an amount of damages. The case was finally concluded when, at a fairness hearing on December 15, 1997, the Court entered its final approval of the settlement and the suit was dismissed with prejudice.

     In Colorado, Greeley Gas Company ("Greeley Gas Division") is a defendant in several lawsuits filed as a result of a fire in a building in Steamboat Springs, Colorado on February 3, 1994. The plaintiffs claim that the fire resulted from a leak in a severed gas service line owned by the Greeley Gas Division. On
January 12, 1996, the jury awarded the plaintiffs approximately $2.5 million in compensatory damages and approximately $2.5 million in punitive damages. The jury assessed the Company with liability for all of the damages awarded. The Company has appealed the judgment to the Colorado Court of Appeals. The Company believes it has meritorious issues for such appeal but cannot assess, at this time, the likelihood of success in the appeal. The Company has adequate insurance to cover the compensatory and punitive damages awarded.

     In March 1997, Western Kentucky Gas Company ("Western Kentucky Division") was named as a defendant in a lawsuit in the District Court in Danville, Kentucky, as a result of an explosion and fire at a residence in Danville, Kentucky on March 4, 1997. The plaintiffs, Lisa Benedict, et al, who were leasing the residence, suffered serious burns in the accident and have alleged that the Western Kentucky Division was negligent in installing and servicing gas lines at the residence. The plaintiffs, who are also suing the landlord/owner of the house, have asked for punitive damages and compensatory damages in the case. Discovery has just begun; accordingly, the Company cannot assess, at this time, the likelihood of success in this case. However, the Company believes it has adequate insurance and reserves to cover damages that may be awarded.

     In November 1997, a jury in Plaquemine, Louisiana awarded Brian L. Heard General Contractor, Inc., ("Heard") a total of $177,929 in actual damages and $15 million in punitive damages resulting from a lawsuit by Heard against the Trans La Division, the successor in interest to Oceana Heights Gas Company, which the Company acquired in November 1995. The trial judge also awarded interest on the total judgment amount. The claims are for events that occurred prior to the time Atmos acquired Oceana Heights Gas Company. Heard claimed damages associated with delays he allegedly incurred in constructing a sewer system in Iberville Parish, Louisiana. Heard filed the suit against the Trans La Division and two other defendants, alleging that gas leaks had caused delays in Heard s completion of a sewer project, resulting in lost business opportunities for the contractor during 1994. The Company believes that the gas leaks claimed in the lawsuit were minor leaks, common in normal operations of gas systems, and were repaired in accordance with standard industry practices and did not cause the damages claimed.

     The jury awarded punitive damages under a prior Louisiana statute that allowed punitive damages to be awarded in cases involving hazardous substances, which, as defined in the statute, included natural gas. Although not retroactive, the Louisiana legislature repealed the statute in 1996. The Company does not believe that punitive damages are applicable in the case and should not be awarded because there were no direct damages caused by natural gas. The Company plans to appeal the verdict and to aggressively pursue obtaining reversal of the judgment. However, the Company cannot assess, at this time, the likelihood of the judgment being reversed on appeal. The Company is in the process of reviewing its insurance coverage with respect to this case. Although Oceana Heights Gas Company was insured, it appears that a claim of this nature will not be covered by such insurance. However, the Company does not expect the final outcome of this case to have a material adverse effect on the financial condition, the results of operations or the net cash flows of the Company.

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

Environmental Matters

     The United Cities Division owned a former manufactured gas plant site in Americus, Georgia. On May 14, 1997, the Georgia Environmental Protection Division requested that UCGC enter into a proposed voluntary consent order for the remediation of the Americus site. Subsequently, the other responsible parties at the site advised UCGC that they would be willing to enter into a "cashout" settlement for a one-time payment by the Company of $250,000. A Settlement Agreement wherein the Company agreed to pay $250,000 for a "cashout" settlement was entered into by the parties on December 16, 1997. The agreement contains a Covenant not to sue and indemnification provision from the other parties and gives the other parties all responsibility for investigation and environmental response actions of the site. As of December 31, 1997, the Company had accrued and deferred for recovery amounts related to this site.

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

5.  Short-term debt

     At December 31, 1997, the Company had committed, short-term, unsecured bank credit facilities totaling $187,000,000, all of which was used. The Company also had aggregate uncommitted lines of credit totaling $160,000,000, of which $133,143,000 was unused.

6. Statements of cash flows

     Supplemental disclosures of cash flow information for the
three month periods ended December 31, 1997 and 1996 are
presented below.
                                    Three months ended
                                       December 31,
                                     1997        1996
                                    ------      ------
                                      (In thousands)
Cash paid for
  Interest                         $12,685      $11,557
  Income taxes                         211        2,370


7.   Earnings per share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Adoption of Statement 128 did not change the fully diluted earnings per share amounts for the three months ended December 31, 1997 and 1996. Reconciliations of the numerators and denominators of the basic and diluted per-share computations for net income for the three months ended
December 31, 1997 and 1996 are as follows:

                                    For the three months ended
                                         December 31, 1997
                               -----------------------------------
                                 Income       Shares     Per-Share
                               (Numerator) (Denominator)   Amount
                               ----------- ------------- ---------
                                           (In thousands)
Basic EPS:
  Income available to common
    stockholders                 $20,122       29,569       $ .68
                                                            =====
Effect of dilutive securities:
  Restricted stock                     -          162
  Stock options                        -           18
                                  -------      ------
Diluted EPS:
  Income available to common
    stockholders and assumed
    conversions                  $20,122       29,749       $ .68
                                  =======      ======       =====

                                    For the three months ended
                                         December 31, 1996
                               -----------------------------------
                                 Income       Shares     Per-Share
                               (Numerator) (Denominator)   Amount
                               ----------- ------------- ---------
                                           (In thousands)
Basic EPS:
  Income available to common
    stockholders                 $18,155       29,243       $ .62
                                                            =====
Effect of dilutive securities:
  Restricted stock                     -            -
  Stock options                        -           12
                                  -------      ------
Diluted EPS:
  Income available to common
    stockholders and assumed
    conversions                  $18,155       29,255       $ .62
                                  =======      ======       =====

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of December 31, 1997, and the related condensed consolidated statements of income and cash flows for the three-month periods ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at December 31, 1997, and for the three-month periods ended December 31, 1997 and 1996 for them to be in conformity with generally ac-cepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Atmos Energy Corporation as of September 30, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated November 11, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                   ERNST & YOUNG LLP

Dallas, Texas
February 4, 1998

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q and Management's Discussion and Analysis contained in the Company's 1997 Annual Report to Shareholders and the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

     The Company distributes and sells natural gas and propane to residential, commercial, industrial and agricultural customers in thirteen states. Such business is subject to regulation by state and/or local authorities in each of the states in which the Company operates. In addition, the Company's business is affected by seasonal weather patterns, competitive factors within the energy industry, and economic conditions in the areas that the Company serves.

Cautionary Statement under the Private Securities Litigation Reform Act of
1995

     The matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Report including, but not limited to, those contained in the following sections, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 4 of notes to condensed consolidated financial statements, regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements made in good faith by the Company. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company's operations, markets, services, rates, recovery of costs, availability of gas supply, and other factors. These risks and uncertainties include, but are not limited to, national, regional and local economic competitive conditions, regulatory and business trends and decisions, technological developments, Year 2000 issues, inflation rates, weather conditions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized.

Ratemaking Activity

     In December 1997, the Company and the Colorado Office of Consumer Counsel presented a Stipulation and Agreement to the Colorado Commission to settle the Consumer Counsel's $3.5 million rate reduction complaint against Greeley Gas Company. Upon approval by the Colorado Commission, the Stipulation provides for a reduction of approximately $1.6 million in annual revenues in Colorado. Such approval is expected in the second quarter of fiscal 1998. The reduction will decrease the estimated annual gross profit of the Greeley Gas Division by approximately 4% and the gross profit of Atmos by approximately .5%.

Year 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has developed a Year 2000 plan to identify, evaluate, implement and test solutions to issues regarding four digit dates. The Company understood this issue several years ago and began implementing four digit solutions to in-house developed systems that were being enhanced or changed due to non-Year 2000 issues. The major mission critical system of the Company is a customer information system that is being replaced, with completion expected in late 1998. This system uses many best practices and will add to the quality of service to our customers. The Company's Year 2000 plan includes implementing all solutions by the end of calendar 1998 and testing during 1999. The Company, at this time, does not have an estimated cost for the remaining systems or mechanical device changes, but does not believe that it will be a material amount.

Weather and Seasonality

     The Company's natural gas and propane distribution businesses are seasonal due to weather conditions in the Company's service areas. Sales are affected by winter heating season requirements. Sales to agricultural customers (who use natural gas as fuel in the operation of irrigation pumps) during the period from April through September are affected by rainfall amounts. These factors generally result in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Weather for the quarter ended December 31, 1997 was 12% colder than weather in the corresponding quarter of the prior year and sales volumes to weather sensitive customers increased 1.3 billion cubic feet ("Bcf"). The Company has weather normalization adjustments ("WNAs") in Georgia and Tennessee, where it serves approximately 170,000 customers. The WNAs increase the base rate when weather is warmer than normal and decrease it when weather is colder than normal. The effect of the WNAs was to reduce revenues approximately $1.6 million for the quarter ended December 31, 1997, as compared with a decrease of $.4 million for the quarter ended December 31, 1996. The Company does not have WNAs in its other service areas.

FINANCIAL CONDITION

     For the three months ended December 31, 1997 net cash used by operating activities totaled $15.8 million compared with $12.5 million net cash used by operating activities for the three months ended December 31, 1996. Net operating assets and liabilities increased $48.5 million for the three months ended December 31, 1997 compared with an increase of $45.9 million for the three months ended December 31, 1996. This increase in operating assets and liabilities resulted primarily from large swings in accounts receivable, accounts payable and inventories of gas in underground storage that occur when entering and leaving the winter or heating season. These fluctuations were due to weather in December 1997 being 16% colder than in December 1996.

     Major cash flows used in investing activities for the three months ended December 31, 1997 included capital expenditures of $24.5 million compared with $26.7 million for the three months ended December 31, 1996. The capital expenditures budget for fiscal 1998 is currently $109.1 million, including $41.5 million for completing the Customer Service Initiative ("CSI"), as compared with actual capital expenditures of $122.3 million in fiscal 1997. Other budgeted capital projects include major expenditures for mains, services, meters, vehicles and computer software and equipment. The CSI project includes a new Customer Information System, a call center, and related business process and infrastructure changes which are planned to be placed in full operation in September 1998. These expenditures will be financed from internally generated funds and financing activities.

     For the three months ended December 31, 1997, cash flows provided by financing activities amounted to $43.2 million as compared with $42.8 million for the three months ended December 31, 1996. During the quarter, notes payable to banks increased $51.8 million, as compared with an increase of $14.3 million in the quarter ended December 31, 1996, due to seasonal factors, cash requirements for the UCGC integration and the CSI project, and the refinancing of short-term debt with proceeds from the issuance of $40.0 million of long-term debt in the quarter ended December 31, 1996. The debt issued in November 1996 consisted of $40.0 million of 6.09% term notes, payable in November 1998. Payments of long-term debt totaled $6.1 million for the quarter ended December 31, 1997. Such payments consisted of a $3.0 million installment on the Company's 9.76% Senior Notes, a $2.0 million installment on the Company's 11.2% Senior Notes and installments of $1.1 million on various non-utility notes. The Company paid $7.9 million in cash dividends during the three months ended December 31, 1997, compared with dividends of $7.4 million paid during the three months ended December 31, 1996. This reflects increases in the quarterly dividend rate and in the number of shares outstanding. In the quarter ended December 31, 1997, the Company issued 208,498 shares of common stock, of which 16,649 were for the Employee Stock Ownership Plan ("ESOP"), 68,169 for the Direct Stock Purchase Plan ("DSPP"), 630 for the Outside Directors Stock-for-Fee Plan, 111,250 for the Restricted Stock Grant Plan and 11,800 for stock options. In the quarter ended December 31, 1996, the Company issued 142,759 shares of common stock of which 96,161 were for the ESOP, 45,632 for the DSPP, and 966 for the Outside Directors Stock-for-Fee Plan.

     The Company believes that internally generated funds, its short-term credit facilities and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 1998. At December 31, 1997 the Company had $187.0 million in committed short-term credit facilities, all of which was in use. The committed lines of credit are renewed or renegotiated at least annually. At December 31, 1997, the Company also had $160.0 million of uncommitted short-term lines of credit, of which $133.1 million was unused.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1996

     Operating revenues increased to $295.3 million for the three months ended December 31, 1997 compared with $280.6 million for the three months ended December 31, 1996. The increase in operating revenues was primarily due to increased average sales prices, which reflect increases in the cost of natural gas and rate increases implemented in fiscal 1997. The weather for the three months ended December 31, 1997 was 9% colder than the 30-year normal and 12% colder than the weather for the corresponding quarter of the prior year. Total volumes sold for the two periods were almost the same at
50.2 billion cubic feet ("Bcf") for the first quarter of fiscal 1998, compared with 50.5 Bcf for the first quarter of fiscal 1997. Sales volumes for residential, commercial and public authority customers increased 1.3 Bcf due to the colder weather in the quarter ended December 31, 1997. The impact of colder than normal weather in the Tennessee and Georgia service areas was offset by weather normalization adjustments that reduced revenues by approximately $1.6 million as compared with a reduction of $.4 million last year. Sales volumes to industrial (including agricultural) customers decreased 1.6 Bcf while volumes transported increased 2.4 Bcf, indicating industrial customers switching from sales service to transportation service. Transportation revenues increased due to the increase in volumes transported and an increase from $.43 to $.48 in the average transportation revenue per Mcf for the first quarter of fiscal 1998. The average sales price per thousand cubic feet ("Mcf") sold increased $.31 to $5.44 while the average cost of gas per Mcf sold increased $.27 to $3.90. The increase in the average sales price reflects the increased cost of natural gas and rate increases implemented during the past year. Changes in cost of gas are reflected in regulated sales prices through purchased gas adjustment mechanisms. Recent rate increases include a $3.2 million annual rate increase in Georgia effective in December 1996, and a $5.3 million annual increase in West Texas effective in November 1996, with an additional $.5 million increase in April 1997.

     Gross profit increased by 2% to $99.6 million for the three months ended December 31, 1997, from $97.3 million for the three months ended December 31, 1996. The factors contributing to the increased gross profit were the colder weather and rate increases discussed above. Operating expenses, excluding income taxes, decreased approximately 3% to $58.6 million for the three months ended December 31, 1997 from $60.5 million for the three months ended December 31, 1996. Factors contributing to the decrease were lower operation and maintenance expenses due to a lower number of employees and integration and reorganization savings. Income taxes increased $1.4 million due to higher pre-tax profits. Operating income increased for the three months ended December 31, 1997 by 10% to $28.7 million from $26.0 million for the three months ended December 31, 1996.
The increase in operating income resulted primarily from increased gross profit.

     Interest charges increased $.6 million or 7% primarily due to increased average short-term debt outstanding in the three months ended December 31, 1997, as compared with the quarter ended December 31, 1996.

     Net income increased for the three months ended December 31, 1997 by approximately 11% to $20.1 million from $18.2 million for the three months ended December 31, 1996. This increase primarily resulted from increased gross profit. Diluted earnings per share increased by 10% to $.68. Diluted average shares outstanding increased 2% as compared with the first quarter of fiscal 1997. Dividends per share increased 8% to $.265 due to a $.02 per share increase in the quarterly dividend rate as compared with the restated rate for the first quarter of the prior year.

UTILITY AND NON-UTILITY DATA

     The following table summarizes certain information regarding the operation of the utility and non-utility businesses of the Company for each of the three-month periods ended December 31, 1997 and 1996. Prior periods have been restated to reflect the pooling of interests with UCGC on July 31, 1997.

                           Utility    Non-utility     Total
                           -------    -----------   ---------
Three months ended December 31       (In thousands)
  1997
     Operating revenues    $282,066     $13,265      $295,331
     Net income              18,658       1,464        20,122

  1996
     Operating revenues    $263,852     $16,772      $280,624
     Net income              16,396       1,759        18,155

     The utility business is comprised of the Company's five utility divisions: Energas Division, Greeley Gas Division, Trans La Division, United Cities Division and Western Kentucky Division. It includes regulated as well as certain nonregulated utility businesses such as irrigation, transportation and gas marketing activities in the utility divisions' respective service areas.

     The non-utility business includes the operations of UCG Storage and UCG Energy, which includes a 45% interest in Woodward Marketing LLC, UCG Propane and leasing of real estate, vehicles and appliances. Their net income for the three-month periods ended December 31, 1997 and 1996 are recapped below:

                                    Three months ended
                                        December 31,
                                   1997            1996
                                  ------         --------
                                      (In thousands)

Non-utility net income:
  Propane                        $  844           $1,017
  Leasing and rental                301              290
  Woodward Marketing                233              256
  Storage and other                  86              196
                                  ------          -------
    Total                        $1,464           $1,759
                                  ======          =======

     The Company's Propane Division sells and transports propane to both wholesale and retail customers. Propane statistics for the three-month periods ended December 31, 1997 and 1996 are included in the "Consolidated Operating Statistics" table which appears at the end of Management's Discussion and Analysis. The division sold 11 million gallons of propane for the three-month period ended December 31, 1997, as compared with 12 million gallons for the three-month period ended December 31, 1996. The decrease in revenues for the quarter ended December 31, 1997 compared with the same period last year was the result of a combination of fewer wholesale gallons sold due to the loss of certain wholesale customers, and a lower average sales price due to comparatively lower cost of supply to the division.

                          ATMOS ENERGY CORPORATION
                      CONSOLIDATED OPERATING STATISTICS
                                       Quarter ended December 31,
                                       --------------------------
                                            1997           1996
                                       ------------   -----------
Meters-in-service at end of period
  Residential                             885,726         871,044
  Commercial                               95,576          93,965
  Public authority and other                4,837           4,789
  Industrial (including agricultural)      17,091          19,263
                                        ---------       ---------
    Total natural gas meters            1,003,230         989,061
Propane                                    29,405          27,054
                                        ---------       ---------
    Total                               1,032,635       1,016,115
                                        =========      ==========
Sales Volumes -- MMcf (1)
  Residential                              26,466          25,322
  Commercial                               12,549          12,447
  Public authority and other                1,884           1,836
  Industrial (including agricultural)       9,334          10,945
                                         --------        --------
    Total                                  50,233          50,550
Transportation Volumes -- MMcf (1)         14,341          11,895
                                         --------        --------
  Total Volumes Delivered                  64,574          62,445
                                         ========        ========
Propane - Gallons (000s)                   11,258          11,624
                                         ========        ========
Operating Revenues (000's)
Gas Revenues
  Residential                            $155,111        $145,388
  Commercial                               69,217          64,590
  Public authority and other                8,950           9,165
  Industrial (including agricultural)      40,111          39,946
                                         --------        --------
    Total gas revenues                    273,389         259,089
Transportation Revenues                     6,835           5,099
Other revenues                              1,842           1,486
                                         --------        --------
  Total utility revenues                  282,066         265,674
Non-utility revenues
  Propane revenues                         10,443          12,816
  Other revenues                            2,822           2,134
                                         --------        --------
    Total non-utility revenues             13,265          14,950
                                         --------        --------
Total operating revenues                 $295,331        $280,624
                                         ========        ========
Average Gas Sales Revenues per Mcf       $   5.44        $   5.13
Average Transportation Revenue per Mcf   $    .48        $    .43
Cost of Gas per Mcf Sold                 $   3.90        $   3.63

(1)Volumes are reported as metered in million cubic feet ("MMcf").

                          ATMOS ENERGY CORPORATION
                      CONSOLIDATED OPERATING STATISTICS
                                 (Continued)


                           HEATING DEGREE DAYS (1)


                          Weather       Quarter ended December 31,
                         Sensitive     ---------------------------
Utility Service Areas   Customers %      1997     1996   Normal
--------------------    -----------     -----    -----   ------
Energas                      30         1,632    1,288   1,402
Trans La                      8           796      540     661
Western Kentucky             18         1,713    1,613   1,613
Greeley Gas                  11         2,371    2,292   2,350
United Cities (2)            33         1,641    1,573   1,526
                           -----
Atmos System Average        100%        1,655    1,481   1,516


(1) A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the natural gas industry to measure the coldness of weather experienced and to compare relative temperatures between one geographic area and another. Normal heating degree days are derived from a 30-year average of actual heating degree days compiled by the National Weather Service.

(2) Regulators in Georgia and Tennessee have approved Weather Normalization Adjustments ("WNAs") which increase the base rate portion of customer's bills when weather is warmer than normal and decrease it when weather is colder than normal. The WNAs are applicable to approximately 170,000 customers or 53% of the United Cities Division's total customers and revenues.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

See Note 4 of notes to consolidated financial statements herein for a description of legal proceedings.


Item 5. Other Information

The following officers have retired or left the Company since September 30, 1997:

O. Carl Brown, Vice President - Financial and Strategic Planning, effective November 14, 1997.

Jack W. Eversull, Vice President - Investor Relations, effective December 3,
1997.

Don James, Senior Vice President of Public Affairs, effective January 31,
1998.

Mary S. Lovell, Senior Vice President - Utility Services, effective January 31, 1998.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     A list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibits Index, which immediately precedes such exhibits.

     (b)  Reports on Form 8-K

     The Company filed a Form 8-K Current Report, Item 5, Other Events, dated November 12, 1997, disclosing that the Board of Directors of Atmos Energy Corporation declared a dividend distribution of one Right for each outstanding share of the Company's Common Stock to shareholders of record at the close of business on May 10, 1998 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one share of Common Stock at a Purchase Price of $80 per share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and BankBoston, N.A. as Rights Agent.

     Under Item 7, Financial Statements and Exhibits, two exhibits were attached: the Rights Agreement between the Company and the Rights Agent, and a copy of a related press release dated November 12, 1997.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ATMOS ENERGY CORPORATION
                                         (Registrant)




Date: February 11, 1998       By:   /s/ David L. Bickerstaff
                                   ------------------------------
                                        David L. Bickerstaff
                                    Vice President and Controller
                                    (Chief Accounting Officer and
                                      duly authorized signatory)






                               EXHIBITS INDEX
                                  Item 6(a)


 Exhibit                                              Page
 Number                 Description                  Number
 -------                -----------                  -------
 15         Letter regarding unaudited interim
            financial information

 27         Financial Data Schedule for Atmos
            Energy Corporation for the three
            months ended December 31, 1997