Form 10-Q
period 1998-03-31
ATMOS ENERGY CORP
filed 1998-05-15
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549

                            FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1998.

                 Class                        Shares Outstanding
                 -----                        ------------------
             No Par Value                         30,087,113





PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                     ATMOS ENERGY CORPORATION
        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (In thousands, except share data)

                                         March 31, September 30,
                                           1998        1997
                                      ------------  ------------
ASSETS
Property, plant and equipment           $1,384,992   $1,332,672
  Less accum. depreciation and amort.      508,923      483,545
                                        ----------    ----------
  Net property, plant and equipment        876,069      849,127
Current assets
  Cash and cash equivalents                 10,025        6,016
  Accounts receivable, net                 110,442       71,217
  Inventories of supplies and mdse.         13,289       12,333
  Gas stored underground                    22,910       48,122
  Prepayments                                4,132        6,017
                                        ----------    ----------
    Total current assets                   160,798      143,705
Deferred charges and other assets          111,307       95,479
                                        ----------    ----------
                                        $1,148,174   $1,088,311
                                        ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
  Common stock                           $     150    $     148
  Additional paid-in capital               262,295      251,174
  Retained earnings                        117,630       75,938
                                        ----------    ----------
    Total shareholders' equity             380,075      327,260
Long-term debt                             252,152      302,981
                                        ----------    ----------
    Total capitalization                   632,227      630,241
Current liabilities
  Current maturities of long-term debt      57,508       15,201
  Notes payable to banks                   146,843      167,300
  Accounts payable                          73,463       62,626
  Taxes payable                             27,332          416
  Customers' deposits                       13,581       15,098
  Other current liabilities                 51,198       52,582
                                        ----------    ----------
    Total current liabilities              369,925      313,223
Deferred income taxes                       87,486       87,828
Deferred credits and other liabilities      58,536       57,019
                                        ----------    ----------
                                        $1,148,174   $1,088,311
                                        ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                    ATMOS ENERGY CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (In thousands, except per share data)


                                    Three months ended March 31,
                                   -----------------------------
                                      1998                 1997
                                    --------            --------
Operating revenues                 $288,550             $362,637
Purchased gas cost                  164,579              238,389
                                    --------            --------
  Gross profit                      123,971              124,248

Operating expenses
  Operation                          33,227               43,562
  Maintenance                         2,288                3,150
  Depreciation and amortization      11,876               11,553
  Taxes, other than income            9,377               10,133
  Income taxes                       22,710               18,775
                                    --------            --------
    Total operating expenses         79,478               87,173
                                    --------            --------
Operating income                     44,493               37,075

Other income                          2,241                2,214

Interest charges, net                 9,336                8,663
                                    --------            --------
Net income                         $ 37,398             $ 30,626
                                    ========            ========
Basic net income per share         $   1.26             $   1.04
                                    ========            ========
Diluted net income per share       $   1.25             $   1.04
                                    ========            ========
Cash dividends per share           $   .265             $   .252
                                    ========            ========
Weighted average
  shares outstanding:

    Basic                            29,740               29,379
                                    ========            ========
    Diluted                          29,965               29,397
                                    ========            ========








See accompanying notes to condensed consolidated financial statements.

                     ATMOS ENERGY CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                            Six months ended
                                                March 31,
                                          --------------------
                                             1998        1997
                                          --------    --------
Operating revenues                        $583,881    $643,261
Purchased gas cost                         360,309     421,744
                                          --------    --------
  Gross profit                             223,572     221,517

Operating expenses
  Operation                                 69,268      81,735
  Maintenance                                4,769       5,738
  Depreciation and amortization             23,784      23,065
  Taxes, other than income                  17,596      18,312
  Income taxes                              34,994      29,624
                                          --------    --------
    Total operating expenses               150,411     158,474
                                          --------    --------

Operating income                            73,161      63,043

Other income                                 3,004       3,102

Interest charges                            18,645      17,364
                                          --------    --------
Net income                                $ 57,520    $ 48,781
                                          ========    ========
Basic net income per share                $   1.94    $   1.66
                                          ========    ========
Diluted net income per share              $   1.94    $   1.66
                                          ========    ========
Cash dividends per share                  $    .53    $    .50
                                          ========    ========

Weighted average shares outstanding

    Basic                                   29,654      29,310
                                           =======      ======

    Diluted                                 29,668      29,328
                                           =======      ======





See accompanying notes to condensed consolidated financial statements.

                       ATMOS ENERGY CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (In thousands)
                                              Six months ended
                                                  March 31,
                                             -------------------
                                               1998       1997
                                             --------   --------
Cash Flows From Operating Activities
  Net income                                 $57,520    $ 48,781
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
    Depreciation and amortization
      Charged to depreciation and
        amortization                          23,784      23,065
      Charged to other accounts                1,634       1,938
    Deferred income taxes (benefit)             (342)      3,584
    Net change in operating assets and
      liabilities                              7,457     (20,650)
                                            --------    --------
    Net cash provided by
      operating activities                    90,053      56,718

Cash Flows From Investing Activities
  Capital expenditures                       (52,575)    (53,547)
  Retirements of property, plant and
    equipment                                    215         314
                                            --------    --------
    Net cash used in investing activities    (52,360)    (53,233)


Cash Flows From Financing Activities
  Net decrease in notes payable to banks     (20,457)    (15,943)
  Cash dividends paid                        (15,828)    (14,789)
  Issuance of long-term debt                       -      40,000
  Repayment of long-term debt                 (8,522)     (9,724)
  Issuance of common stock                    11,123       5,382
                                            --------    --------
    Net cash provided (used) by financing
      activities                             (33,684)      4,926
                                            --------    --------
Net increase in cash and cash equivalents      4,009       8,411
Cash and cash equivalents at beginning
  of period                                    6,016       8,757
                                            --------    --------
Cash and cash equivalents at end
  of period                                 $ 10,025    $ 17,168
                                            ========    ========


See accompanying notes to condensed consolidated financial statements.

                    ATMOS ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                          MARCH 31, 1998


1.  Unaudited interim financial information

     In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other factors, the results of operations for the six-month period ended March 31, 1998 are not indicative of expected results of operations for the year ending September 30, 1998. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation ("Atmos" or the "Company") in its 1997 annual report to shareholders. The condensed consolidated balance sheet of Atmos as of March 31, 1998, the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 1998 and 1997, included herein have been subjected to a review by Ernst & Young LLP, the Company's independent accountants, whose report is included herein.

     Common stock - As of March 31, 1998,  the Company had
75,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 30,056,436 shares outstanding. At
September 30, 1997 29,642,437 shares were outstanding.


2.  Business Combination

     As discussed in Note 2 of notes to consolidated financial statements in the Company's Form 10-K for the year ended September 30, 1997, on July 31, 1997, Atmos acquired by means of a merger all of the assets and liabilities of United Cities Gas Company ("UCGC"). The transaction was accounted for as a pooling of interests. Therefore, financial statements for prior periods have been restated to reflect the merger. Certain UCGC account balances for prior periods have been reclassified to conform UCGC's classifications to Atmos' presentation.

3.   Rates

     The Company's ratemaking activity over the three-year period ended September 30, 1997 was discussed in Note 3 of notes to consolidated financial statements in the Company's Form 10-K for the year ended September 30, 1997. The status of such activity at March 31, 1998 has not changed, except as discussed below.

     In fiscal 1997, the Colorado Office of Consumer Counsel filed a complaint with the Colorado Public Utilities Commission ("Colorado Commission") requesting a $3.5 million reduction in the annual revenues in Colorado of Greeley Gas Company ("the Greeley Gas Division"). On December 17, 1997, a hearing was held at the Colorado Commission presenting a Stipulation and Agreement reached by the Greeley Gas Division and the Colorado Office of Consumer Counsel. It settled the Consumer Counsel's complaint against the Greeley Gas Division for a $1.6 million reduction in annual revenues. The Stipulation and Agreement became effective in late January 1998. The reduction will decrease the estimated annual gross profit of the Greeley Gas Division by approximately 4% and the gross profit of Atmos by approximately .5%.

4.  Contingencies

     For a review of the status of the Company's litigation and environmental matters as of September 30, 1997, please refer to
Note 5 of notes to consolidated financial statements in the Company's Form 10-K for the year ended September 30, 1997. Material contingencies and new developments since September 30, 1997 are discussed below.

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

     The plaintiffs purported to represent a class consisting of all residential and commercial gas customers in the Trans La Division's service area. Among other things, the lawsuit alleged that the defendants violated the antitrust laws of the state of Louisiana by manipulating the cost-of-gas component of the Trans La Division's gas rate to the purported customer class, thereby causing such purported class members to pay a higher rate. The plaintiffs made no specific allegation of an amount of damages. The case was concluded when the Court entered its final approval of the settlement and the suit was dismissed with prejudice at a fairness hearing on December 15, 1997.

     In Colorado, the Greeley Gas Division is a defendant in several lawsuits filed as a result of a fire in a building in Steamboat Springs, Colorado on February 3, 1994. The plaintiffs claim that the fire resulted from a leak in a severed gas service line owned by the Greeley Gas Division. On January 12, 1996, the jury awarded the plaintiffs approximately $2.5 million in compensatory damages and approximately $2.5 million in punitive damages. The jury assessed the Company with liability for all of the damages awarded. The Company has appealed the judgment to the Colorado Court of Appeals. The Company believes it has meritorious issues for such appeal but cannot assess, at this time, the likelihood of success in the appeal. The Company has adequate insurance to cover the compensatory and punitive damages awarded.

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

     In November 1997, a jury in Plaquemine, Louisiana awarded Brian L. Heard General Contractor, Inc., ("Heard") a total of $177,929 in actual damages and $15 million in punitive damages resulting from a lawsuit by Heard against the Trans La Division, the successor in interest to Oceana Heights Gas Company, which the Company acquired in November 1995. The trial judge also awarded interest on the total judgment amount. The claims are for events that occurred prior to the time the Company acquired Oceana Heights Gas Company. Heard claimed damages associated with delays he allegedly incurred in constructing a sewer system in Iberville Parish, Louisiana. Heard filed the suit against the Trans La Division and two other defendants, alleging that gas leaks had caused delays in Heard s completion of a sewer project, resulting in lost business opportunities for the contractor during 1994. The Company believes that the gas leaks claimed in the lawsuit were minor leaks, common in normal operations of gas systems, and were repaired in accordance with standard industry practices and did not cause the damages claimed.

     The jury awarded punitive damages under a prior Louisiana statute that allowed punitive damages to be awarded in cases involving hazardous substances, which, as defined in the statute, included natural gas. Although not retroactive, the Louisiana legislature repealed the statute in 1996. The Company does not believe that punitive damages are applicable in the case and should not be awarded because there were no direct damages caused by natural gas. The Company is appealing the verdict and aggressively pursuing the reversal of the judgment. However, the Company cannot assess, at this time, the likelihood of the judgment being reversed on appeal. The Company is in the process of reviewing its insurance coverage with respect to this case. Although Oceana Heights Gas Company was insured, it appears that a claim of this nature will not be covered by such insurance. However, the Company does not expect the final outcome of this case to have a material adverse effect on the financial condition, results of operations or net cash flows of the Company.

     From time to time, other claims are made and lawsuits are filed against the Company arising out of the ordinary business of the Company. In the opinion of the Company's management, liabilities, if any, arising from these other claims and lawsuits are either covered by insurance, adequately reserved for by the Company or would not have a material adverse effect on the financial condition, results of operations, or net cash flows of the Company.

Environmental Matters

     The United Cities Division owned a former manufactured gas plant site in Americus, Georgia. On May 14, 1997, the Georgia Environmental Protection Division requested that UCGC enter into a proposed voluntary consent order for the remediation of the Americus site. Subsequently, the other responsible parties at the site advised UCGC that they would be willing to enter into a "cashout" settlement for a one-time payment by the Company of $250,000. A Settlement Agreement wherein the Company agreed to pay $250,000 for a "cashout" settlement was entered into by the parties on December 16, 1997. The agreement contains a Covenant not to sue, an indemnification provision from the other parties and gives the other parties all responsibility for investigation and environmental response actions of the site. As of March 31, 1998, the Company had accrued and deferred for recovery amounts related to this site.

     The Company addresses other environmental matters from time to time in the regular and ordinary course of its business. Management expects that future expenditures related to response action at any site will be recovered through rates or insurance, or shared among other potentially responsible parties.
Therefore, the costs of responding to these sites are not expected to materially affect the financial condition, results of operations, or net cash flows of the Company.

5.  Short-term debt

     At March 31, 1998, the Company had committed, short-term, unsecured bank credit facilities totaling $187,000,000, of which $65,000,000 was unused. The Company also had aggregate uncommitted lines of credit totaling $160,000,000, of which $140,300,000 was unused.


6. Statements of cash flows

     Supplemental disclosures of cash flow information for the
six-month periods ended March 31, 1998 and 1997 are presented below.
                                     Six months ended
                                         March 31,
                                     1998        1997
                                    ------      ------
                                      (In thousands)
Cash paid for
  Interest                         $18,460      $13,375
  Income taxes                       7,399        5,658


7.   Earnings per share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Adoption of Statement 128 did not change the fully diluted earnings per share amounts for the three-month and six-month periods ended March 31, 1997. Reconciliations of the numerators and denominators of the basic and diluted per-share computations for net income for the three-month and six-month periods ended March 31, 1998 and 1997 are as follows:

                                    For the three months ended
                                           March 31, 1998
                               -----------------------------------
                                 Income       Shares     Per-Share
                               (Numerator) (Denominator)   Amount
                               ----------- ------------- ---------
                                           (In thousands)
Basic EPS:
  Income available to common
    stockholders                 $37,398       29,740       $1.26
                                                            =====
Effect of dilutive securities:
  Restricted stock                     -          211
  Stock options                        -           14
                                  -------      ------
Diluted EPS:
  Income available to common
    stockholders and assumed
    conversions                  $37,398       29,965       $1.25
                                  =======      ======       =====

                                    For the three months ended
                                         March 31, 1997
                               -----------------------------------
                                 Income       Shares     Per-Share
                               (Numerator) (Denominator)   Amount
                               ----------- ------------- ---------
                                           (In thousands)
Basic EPS:
  Income available to common
    stockholders                 $30,626       29,379       $1.04
                                                            =====
Effect of dilutive securities:
  Restricted stock                     -            -
  Stock options                        -           18
                                  -------      ------
Diluted EPS:
  Income available to common
    stockholders and assumed
    conversions                  $30,626       29,397       $1.04
                                  =======      ======       =====

                                    For the six months ended
                                           March 31, 1998
                               -----------------------------------
                                 Income       Shares     Per-Share
                               (Numerator) (Denominator)   Amount
                               ----------- ------------- ---------
                                           (In thousands)
Basic EPS:
  Income available to common
    stockholders                 $57,520       29,654       $1.94
                                                            =====
Effect of dilutive securities:
  Restricted stock                     -            -
  Stock options                        -           14
                                  -------      ------
Diluted EPS:
  Income available to common
    stockholders and assumed
    conversions                  $57,520       29,668       $1.94
                                  =======      ======       =====

                                    For the six months ended
                                         March 31, 1997
                               -----------------------------------
                                 Income       Shares     Per-Share
                               (Numerator) (Denominator)   Amount
                               ----------- ------------- ---------
                                           (In thousands)
Basic EPS:
  Income available to common
    stockholders                 $48,781       29,310       $1.66
                                                            =====
Effect of dilutive securities:
  Restricted stock                     -            -
  Stock options                        -           18
                                  -------      ------
Diluted EPS:
  Income available to common
    stockholders and assumed
    conversions                  $48,781       29,328       $1.66
                                  =======      ======       =====

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of March 31, 1998, and the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at March 31, 1998, and for the three-month and six-month periods ended March 31, 1998 and 1997 for them to be in conformity with generally accepted accounting principles.

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




Dallas, Texas
April 27, 1998

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

Cautionary Statement under the Private Securities Litigation Reform Act of
1995

     The matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Quarterly Report including, but not limited to, those contained in the following sections, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 4 of notes to condensed consolidated financial statements, regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements made in good faith by the Company. When used in this Report or in any of the Company's other documents or oral presentations, the words "anticipate," "report," "objective," "forecast," "goal" or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company's operations, markets, services, rates, recovery of costs, availability of gas supply, and other factors. These risks and uncertainties include, but are not limited to, national, regional and local economic competitive conditions, regulatory and business trends and decisions, technological developments, Year 2000 issues, inflation rates, weather conditions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized.

Ratemaking Activity

     In December 1997, the Company and the Colorado Office of Consumer Counsel presented a Stipulation and Agreement to the Colorado Commission to settle the Consumer Counsel's $3.5 million rate reduction complaint against the Greeley Gas Division. It was approved by the Colorado Commission, effective in late January 1998. It provides for a reduction of approximately $1.6 million in annual revenues in Colorado. The reduction will decrease the estimated annual gross profit of the Greeley Gas Division by approximately 4% and the gross profit of Atmos by approximately .5%.

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

     The Company has developed a Year 2000 plan to identify, evaluate, implement and test solutions to issues regarding four digit dates. The Company understood the importance of this issue several years ago and began implementing four digit solutions to in-house developed systems that were being enhanced or changed due to non-Year 2000 issues. The major mission critical system of the Company is a customer information system that is being replaced and is planned to be placed in full operation in September 1998. This system uses many best practices and will add to the quality of service to the Company's customers. The Company's Year 2000 plan includes implementing all critical solutions by the end of calendar 1998 and testing during calendar 1999. At this time, the Company, does not have a specific estimated total cost for the remaining systems or mechanical device changes, but does not believe that it will be a material amount.

Weather and Seasonality

     The Company's natural gas and propane distribution businesses are seasonal due to weather conditions in the Company's service areas. Sales are affected by winter heating season requirements. Sales to agricultural customers (who use natural gas as fuel in the operation of irrigation pumps) during the period from April through September are affected by rainfall amounts. These factors generally result in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Although weather for the six months ended March 31, 1998 was 4% warmer than normal, it was 2% colder than weather in the corresponding period of the prior year and sales volumes to weather sensitive customers increased .5 billion cubic feet ("Bcf"). The Company has weather normalization adjustments ("WNAs") in Georgia and Tennessee, where it serves approximately 170,000 customers or 53% of the United Cities Division's total customers and revenues. The WNAs increase the base rate when weather is warmer than normal and decrease it when weather is colder than normal. The effect of the WNAs was to increase revenues approximately $.6 million for the six months ended March 31, 1998, as compared with an increase of approximately $2.8 million for the six month period ended March 31, 1997. The Company does not have WNAs in its other service areas.

FINANCIAL CONDITION

     For the six months ended March 31, 1998 net cash provided by operating activities totaled $90.1 million compared with $56.7 million for the six months ended March 31, 1997. The increase resulted from increased net income and decreased net operating assets and liabilities. Net income increased $8.7 million to $57.5 million for the six months ended March 31, 1998 from $48.8 million for the six months ended March 31, 1997. Net operating assets and liabilities decreased $7.5 million for the six months ended March 31, 1998 compared with an increase of $20.7 million for the six months ended March 31, 1997. This decrease in net operating assets and liabilities resulted primarily from large swings in accounts receivable, accounts payable and inventories of gas in underground storage that occur when entering and leaving the winter or heating season. These fluctuations were due primarily to weather in the month of March 1998 being 38% colder than in the month of March 1997.

     Major cash flows used in investing activities for the six months ended March 31, 1998 included capital expenditures of $52.6 million compared with $53.5 million for the six months ended March 31, 1997. The capital expenditures budget for fiscal 1998 is currently $109.1 million, including $37.0 million for completing the Customer Service Initiative ("CSI"), as compared with actual capital expenditures of $122.3 million in fiscal 1997. Other budgeted capital projects include major expenditures for mains, services, meters, vehicles and computer software and equipment. The CSI project includes a new Customer Information System, a call center, and related business process and infrastructure changes which are planned to be placed in full operation in September 1998. These expenditures will be financed from internally generated funds and financing activities.

     For the six months ended March 31, 1998, cash flows used by financing activities amounted to $33.7 million as compared with cash flows provided of $4.9 million for the six months ended March 31, 1997. During the six month period, notes payable to banks decreased $20.5 million, as compared with a decrease of $15.9 million in the six months ended March 31, 1997, due to seasonal factors and the refinancing of short-term debt with proceeds from the issuance of $40.0 million of long-term debt in the quarter ended December 31, 1996. The debt issued in November 1996 consisted of $40.0 million of 6.09% term notes, payable in November 1998. Payments of long-term debt totaled $8.5 million for the six months ended March 31, 1998.
Such payments consisted of a $3.0 million installment on the Company's 9.76% Senior Notes, a $2.0 million installment on the Company's 11.2% Senior Notes, an installment of $2.0 million on the Company's 8.69% Series N First Mortgage Bonds, and installments of $1.5 million on various non-utility notes. The Company paid $15.8 million in cash dividends during the six months ended March 31, 1998, compared with dividends of $14.8 million paid during the six months ended March 31, 1997. This reflects increases in the quarterly dividend rate and in the number of shares outstanding. In the six months ended March 31, 1998, the Company issued 413,999 shares of common stock, of which 25,815 were for the Employee Stock Ownership Plan ("ESOP"), 221,786 were for the Direct Stock Purchase Plan ("DSPP"), 1,148 for the Outside Directors Stock-for-Fee Plan, 111,250 for the Restricted Stock Grant Plan and 54,000 for stock options under the Long Term Stock Plan for the United Cities Division. In the six months ended March 31, 1997, the Company issued 236,569 shares of common stock of which 146,484 were for the ESOP and

401(k) plans, 88,452 for the DSPP, and 1,633 for the Outside Directors Stock-for-Fee Plan.

     The Company believes that internally generated funds, its short-term credit facilities and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 1998. At March 31, 1998 the Company had $187.0 million in committed short-term credit facilities, $65.0 million of which was unused. The committed lines of credit are renewed or renegotiated at least annually. At March 31, 1998, the Company also had $160.0 million of uncommitted short-term lines of credit, of which $140.3 million was unused.

     On April 20, 1998 the Company filed a registration statement on Form S-3 with the SEC to register the issuance of up to $150 million of unsecured debt securities. Before the debt securities may be issued, the registration statement must become effective and approvals must be obtained from several states' utility commissions. The proceeds from the debt issuance are to be used to refinance short-term borrowings under the Company's credit facilities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998, COMPARED WITH THREE MONTHS ENDED MARCH
31, 1997

     Operating revenues decreased by 20% to $288.6 million for the three months ended March 31, 1998 from $362.6 million for the three months ended March 31, 1997. The most significant factor contributing to the decrease in operating revenues was an 18% decrease in the average sales revenue per Mcf. The decrease in the revenue per Mcf sold reflects a 27% decrease in the average cost of gas per Mcf sold which is passed through to customers. In addition, there was a 3% decrease in the volumes delivered. During the quarter ended March 31, 1998, temperatures were 6% warmer than in the corresponding quarter of the prior year, and were 13% warmer than the 30-year normal weather for the quarter. The total volume of gas sold and transported for the three months ended March 31, 1998 was 74.2 billion cubic feet ("Bcf") compared with 76.3 Bcf for the three months ended March 31, 1997. Sales volumes to weather sensitive customer classes were lower for the quarter ended March 31, 1998 than for the corresponding period of the prior year due to the warmer winter weather. Sales volumes to industrial (including agricultural) customers were reduced by lower demand by agricultural customers and switching from sales service to transportation service by certain large industrial customers in Kentucky. The average sales price per Mcf sold decreased $.97 to $4.42 primarily due to a decrease in the average cost of gas. The average cost of gas per Mcf sold decreased 27% to $2.77 for the three months ended March 31, 1998 from $3.78 for the three months ended March 31, 1997 due to increased supply availability in the current market.

     Gross profit decreased by .2% to $124.0 million for the three months ended March 31, 1998, from $124.2 million for the three months ended March 31, 1997. The decrease in gross profit was primarily due to the decrease in volumes sold. Changes in cost of gas do not directly affect gross profit. However, the Company estimates that the impact of the weather being 13% warmer than normal and rainfall being above normal for the three months ended March 31, 1998 caused gross profit to be approximately $6.0 million less than it would have been had the Company experienced normal temperatures and rainfall in its respective service areas. Weather was approximately 8% warmer than normal for the three months ended March 31, 1997.

     Operating expenses, excluding income taxes, decreased 17% to $56.8 million for the three months ended March 31, 1998 from $68.4 million for the three months ended March 31, 1997. The major factors contributing to the decrease in operation and maintenance expenses in the 1998 quarter were savings from restructuring and the integration of United Cities, as well as higher administrative and general expenses in the 1997 quarter, which included expenses associated with severance pay of $4.4 million ($2.8 million after tax) due to management reorganization. The decrease in taxes other than income taxes was related to taxes on decreased revenues and payroll taxes related to the reduced labor force. Operating income increased 20% for the three months ended March 31, 1998 to $44.5 million from $37.1 million for the three months ended March 31, 1997. The increase in operating income resulted from decreased operating expenses, as mentioned above. Income taxes increased $3.9 million or 21% in the quarter ended March 31, 1998 compared with the corresponding quarter of the prior year due to increased pre-tax income.

     Interest expense increased $.7 million, or 8%, for the three months ended March 31, 1998 compared with the three months ended March 31, 1997 due to an increased amount of total debt outstanding. Net income increased for the three months ended March 31, 1998 by 22% to $37.4 million from $30.6 million for the three months ended March 31, 1997. This increase in net income resulted primarily from the decrease in operating expenses discussed above.

SIX MONTHS ENDED MARCH 31, 1998, COMPARED WITH SIX MONTHS ENDED MARCH 31,
1997

     Operating revenues decreased by 9% to $583.9 million for the six months ended March 31, 1998 from $643.3 million for the six months ended March 31, 1997. The primary factor contributing to the lower operating revenues was a 7% decrease in the average gas sales revenue per Mcf, due to a 12% decrease in the average cost of gas per Mcf sold, which is reflected in revenues. Total volumes delivered was unchanged for the six months ended March 31, 1998. However, the volume of gas sold decreased 4.0 Bcf and the volume transported increased 4.0 Bcf compared with the six months ended March 31, 1997. This switching of industrial sales customers to transportation service reduced gross revenues, purchased gas cost and, to a lesser extent, gross profit. Sales volumes to weather sensitive customer classes increased
 .5 Bcf for the six months ended March 31, 1998 compared with the corresponding period of the prior year due to 2% colder weather. Sales volumes to industrial (including agricultural) customers were reduced by lower agricultural usage and switching by industrial sales customers to transportation service. Although the weather in the Company's service areas was 2% colder than weather in the corresponding six-month period of the prior fiscal year, it was 4% warmer than 30-year normal weather. The average sales price per Mcf decreased to $4.89 for the six months ended March 31, 1998 from $5.27 for the six months ended March 31, 1997. The decrease in the average sales price reflects a decrease in the average cost of gas, partially offset by rate increases. The average cost of gas per Mcf sold decreased to $3.28 for the six months ended March 31, 1998 from $3.71 for the six months ended March 31, 1997 because of generally lower gas supply costs.

     Gross profit increased 1% to $223.6 million for the six months ended March 31, 1998, compared with $221.5 million for the six months ended March 31, 1997. This increase was primarily due to an increase of $.05 average transportation revenue per Mcf and secondarily to rate increases in Texas,
Georgia and Illinois.   The decreased cost of gas did not directly affect
gross profit. However, the Company estimates that the impact of the weather being 4% warmer than normal and rainfall being above normal for the six months ended March 31, 1998 caused gross profit to be approximately $3.9 million less than it would have been had the Company experienced normal temperatures and rainfall in its respective service areas. Weather was approximately 6% warmer than normal for the six months ended March 31, 1997.

     Operating expenses, excluding income taxes, decreased to $115.4 million in the six months ended March 31, 1998, from $128.9 million in the six months ended March 31, 1997. The decrease was comprised of $12.5 million in operation expense, $1.0 million in maintenance and $.7 million in taxes other than income. The principal factors contributing to the decrease in operation and maintenance expenses were savings realized in connection with integration and reorganization initiatives and the administrative and general expenses incurred in the six months ended March 31, 1997 in connection with management reorganization. The increase in depreciation related to utility plant additions placed in service during the past year. Significant factors in the decrease in taxes other than income taxes were lower taxes on decreased revenues and payroll taxes related to the reduced labor force. The provision for income taxes for the six months ended March 31, 1998 increased $5.4 million from the provision for the corresponding period of the prior year due to increased pre-tax income. Operating income increased for the six months ended March 31, 1998 to $73.2 million from $63.0 million for the six months ended March 31, 1997. The increase in operating income was primarily related to the decreased operating expenses and, to a lesser extent, to increased gross profit, as discussed above.

     Interest charges increased $1.3 million, or 7%, due to an increased amount of debt outstanding during the six months ended March 31, 1998 compared with the corresponding six-month period of the prior year. Net income increased 18% for the six months ended March 31, 1998, to $57.5 million from $48.8 million for the six months ended March 31, 1997. The increase in net income resulted primarily from the decrease in operating expenses which was supplemented by an increase in gross profit. Dividends per share increased approximately 6% to $.53 for the six months ended March 31, 1998. Diluted average shares outstanding increased 1% due to shares issued under the Employee Stock Ownership Plan and the Direct Stock Purchase Plan.

UTILITY AND NON-UTILITY DATA

     The following table summarizes certain information regarding the operation of the utility and non-utility businesses of the Company for each of the six-month periods ended March 31, 1998 and 1997. Prior periods have been restated to reflect the pooling of interests with UCGC on July 31, 1997.

                              Utility    Non-utility     Total
                              -------    -----------   ---------
Six months ended March 31:           (In thousands)
  1998
     Operating revenues       $555,206    $28,675      $583,881
     Net income                 53,788      3,732        57,520

  1997
     Operating revenues       $612,970    $30,291      $643,261
     Net income                 44,917      3,864        48,781

     The utility business is comprised of the Company's five utility divisions: Energas Division, Greeley Gas Division, Trans La Division, United Cities Division and Western Kentucky Division. It includes regulated as well as certain nonregulated utility businesses such as irrigation, transportation and gas marketing activities in the utility divisions' respective service areas.

     The non-utility business includes the operations of UCG Storage and UCG Energy, which includes a 45% interest in Woodward Marketing LLC, Atmos Propane, and leasing of real estate, vehicles and appliances. The net income for such operations for the six-month periods ended March 31, 1998 and 1997 are recapped below:

                                 Six months ended March 31,
                                   1998            1997
                                  ------         --------
                                      (In thousands)
Non-utility net income:
  Atmos Propane                  $1,554           $1,736
  Woodward Marketing              1,462            1,414
  Leasing and rental                474              596
  Storage and other                 242              118
                                 ------           -------
    Total                        $3,732           $3,864
                                 ======           =======

     Atmos Propane sells and transports propane to both wholesale and retail customers. Propane statistics for the six-month periods ended March 31, 1998 and 1997 are included in the "Consolidated Operating Statistics" table which appears at the end of Management's Discussion and Analysis. The division sold 24.3 million gallons of propane for the six-month period ended March 31, 1998, as compared with 23.7 million gallons for the six-month period ended March 31, 1997. The decrease in revenues for the six months ended March 31, 1998 compared with the same period last year was the result of a lower average sales price due to comparatively lower cost of supply to the division.

     Total customers at March 31, 1998 increased 17,515, or 2%, compared with March 31, 1997.

                                                March 31,
                                       --------------------------
                                            1998           1997
                                       ------------   -----------
Meters-in-service at end of period
  Residential                             892,069         875,243
  Commercial                               96,430          94,585
  Public authority and other                4,874           4,786
  Industrial (including agricultural)      16,833          17,330
                                        ---------      ----------
    Total natural gas meters            1,010,206         991,944
  Propane customers                        29,229          29,976
                                        ---------      ----------
    Total                               1,039,435       1,021,920
                                        =========      ==========

                          ATMOS ENERGY CORPORATION
                      CONSOLIDATED OPERATING STATISTICS

                                         Quarter ended March 31,
                                            1998          1997
Sales volumes -- MMcf(1)                  -------       -------
  Residential                              33,404        33,554
  Commercial                               14,903        15,518
  Public authority and other                2,183         2,213
  Industrial (including agricultural)       8,985        11,853
                                          -------       -------
    Total                                  59,475        63,138
Transportation volumes -- MMcf(1)          14,748        13,189
                                          -------       -------
    Total volumes delivered                74,223        76,327
                                          =======       =======
Propane - Gallons (000's)                  13,022        12,081
Gas sales revenues (000's):               =======       =======
  Residential                            $155,456      $195,352
  Commercial                               66,865        85,449
  Public authority and other                6,656        10,696
  Industrial (including agricultural)      34,129        48,510
                                         --------      --------
    Total gas revenues                    263,106       340,007
Transportation revenues                     6,420         5,261
Other revenues                              3,613         2,028
                                         --------      --------
    Total utility revenues                273,139       347,296
Non-utility revenues:
  Propane revenues                         11,375        12,559
  Other revenues                            4,036         2,782
                                         --------      --------
    Total non-utility revenues             15,411        15,341
                                         --------      --------
Total operating revenues                 $288,550      $362,637
                                         ========      ========
Average Gas Sales Revenues per Mcf       $   4.42      $   5.39
Average Transportation Revenue per Mcf   $    .44      $    .40
Cost of Gas per Mcf Sold                 $   2.77      $   3.78

                             HEATING DEGREE DAYS
Service       Weather Sensitive          Quarter ended March 31,
 Area             Customers %           1998      1997     Normal
--------------    -----------           -----     -----    ------
Energas               30%               1,762     1,839    1,884
Trans La               8%                 855       882    1,068
Western Kentucky      18%               1,796     2,071    2,355
Greeley Gas           11%               2,779     2,945    2,963
United Cities         33%               1,862     1,916    2,200
                     ----
System Average       100%               1,831     1,940    2,115

(1) Volumes are reported as metered in million cubic feet ("MMcf").

                          ATMOS ENERGY CORPORATION
                      CONSOLIDATED OPERATING STATISTICS

                                      Six months ended March 31,
                                            1998          1997
Sales volumes -- MMcf(1)                  -------       -------
  Residential                              59,871        58,875
  Commercial                               27,452        27,965
  Public authority and other                4,066         4,049
  Industrial (including agricultural)      18,319        22,799
                                          -------       -------
    Total                                 109,708       113,688
Transportation volumes -- MMcf(1)          29,089        25,084
                                          -------       -------
    Total volumes delivered               138,797       138,772
                                          =======       =======
Propane - Gallons (000's)                  24,280        23,705
Gas sales revenues (000's):               =======       =======
  Residential                            $310,566      $340,741
  Commercial                              136,082       150,039
  Public authority and other               15,606        19,861
  Industrial (including agricultural)      74,241        88,456
                                         --------      --------
    Total gas revenues                    536,495       599,097
Transportation revenues                    13,255        10,360
Other revenues                              5,456         3,513
                                         --------      --------
    Total utility revenues               $555,206      $612,970
Non-utility revenues:
  Propane revenues                         21,818        25,375
  Other revenues                            6,857         4,916
                                         --------      --------
    Total non-utility revenues           $ 28,675      $ 30,291
                                         --------      --------
Total operating revenues                 $583,881      $643,261
                                         ========      ========
Average Gas Sales Revenues per Mcf       $   4.89      $   5.27
Average Transportation Revenue per Mcf   $    .46      $    .41
Cost of Gas per Mcf Sold                 $   3.28      $   3.71

                             HEATING DEGREE DAYS
Service        Weather Sensitive        Six months ended March 31,
 Area             Customers %            1998     1997     Normal
--------------    -----------           -----     -----    ------
Energas               30%               3,394     3,128    3,286
Trans La               8%               1,651     1,421    1,729
Western Kentucky      18%               3,509     3,684    3,968
Greeley Gas           11%               5,150     5,237    5,313
United Cities         33%               3,503     3,489    3,726
                     ----
System Average       100%               3,486     3,421    3,631

(1) Volumes are reported as metered in million cubic feet ("MMcf").

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

See Note 4 of notes to consolidated financial statements herein for a description of legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Atmos Energy Corporation on February 11, 1998, 27,391,818 votes were cast as follows:

                                 VOTES        VOTES     BROKER
                                  FOR       WITHHELD   NON-VOTE
                               ----------  ----------  --------
Class III Directors:

    Robert W. Best             27,096,540     295,278
    Thomas J. Garland          27,077,093     314,725      -
    Phillip E. Nichols         27,090,372     301,446      -
    Charles K. Vaughan         27,090,257     301,561      -

The other directors will continue to serve until the expiration of their terms. The term of the Class II directors, Richard W. Cardin, Thomas C. Meredith, Carl S. Quinn and Richard Ware II will expire in 2000. The term of the Class I directors, Travis W. Bain II, Gene C. Koonce, Vincent J. Lewis and Dan Busbee, will expire in 1999. The term of the Class III directors, listed above, will expire in 2001. Lee E. Schlessman retired from the Board at the expiration of his term in February 1998 in accordance with the Company's mandatory retirement policy.

Proposal to increase the total number of shares that may be issued under the Restricted Stock Grant Plan by 650,000 shares.

                   VOTES         VOTES        VOTES      BROKER
                    FOR         AGAINST    ABSTAINING   NON-VOTE
                ----------    ----------   ----------   --------

                25,360,895     1,430,549     483,882     116,492


Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits

       A list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibits Index, which immediately precedes such exhibits.

  (b)  Reports on Form 8-K

       None.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ATMOS ENERGY CORPORATION
                                         (Registrant)




Date:  May 14, 1998         By:     /s/ David L. Bickerstaff
                                   ------------------------------
                                        David L. Bickerstaff
                                    Vice President and Controller
                                    (Chief Accounting Officer and
                                      duly authorized signatory)

                               EXHIBITS INDEX
                                  Item 6(a)


 Exhibit                                              Page
 Number                 Description                  Number

 -------                -----------                  -------
 10.1       Agreement for Firm Intrastate
            Transportation of Natural Gas in the
            State of Louisiana between Trans La
            and Louisiana Intrastate Gas Company
            L.L.C.( LIG ) dated December 22,
            1997, and effective July 1, 1997.

 10.2       Agreement for Firm 311(a)(2)
            Transportation of Natural Gas in the
            State of Louisiana between Trans La
            and Louisiana Intrastate Gas Company
            L.L.C.( LIG ) dated December 22,
            1997, and effective July 1, 1997.

 10.3       Firm Transportation Service
            Agreement No. 33180000, Rate
            Schedule TF-1, between Greeley Gas
            Company and Colorado Interstate Gas
            Company dated October 1, 1996.

 10.4       Gas Transportation Agreement Service
            Package No. 4272 between United
            Cities Gas Company and East
            Tennessee Natural Gas Company dated
            November 1, 1993.
 10.5       Gas Transportation Agreement Service
            Package No. 4219 between United
            Cities Gas Company and Tennessee Gas
            Pipeline Company dated November 1,
            1993.

 10.6       Transportation-Storage Contract
            (Request 0180) between United Cities
            Gas Company and Williams Natural Gas
            Company dated October 1, 1993.

 10.7       Transportation-Storage Contract
            (Request 0002) between United Cities
            Gas Company and Williams Natural Gas
            Company dated October 1, 1993.

 10.8       Service Agreement No. 867760 under
            Rate Schedule FT between United
            Cities Gas Company and Southern
            Natural Gas Company dated November
            1, 1993.

 Exhibit                                              Page
 Number                 Description                  Number
 -------                -----------                  -------

 10.9       Service Agreement No. 867761 under
            Rate Schedule FT-NN between United
            Cities Gas Company and Southern
            Natural Gas Company dated November
            1, 1993.

 15         Letter regarding unaudited interim
            financial information

 27.1       Financial Data Schedule for Atmos
            Energy Corporation for the six
            months ended March 31, 1998

 27.2       Restated Financial Data Schedules
            for Atmos Energy Corporation for the
            following periods:
            - Three months ended December 31,
              1996
            - Six months ended March 31, 1997
            - Nine months ended June 30, 1997

 27.3       Restated Financial Data Schedules
            for Atmos Energy Corporation for the
            following periods:
            - Three months ended December 31,
              1995
            - Six months ended March 31, 1996
            - Nine months ended June 30, 1996
            - Year ended September 30, 1996

 27.4       Restated Financial Data Schedule for
            Atmos Energy Corporation for the
            year ended September 30, 1995