Form 10-Q
period 1998-06-30
ATMOS ENERGY CORP
filed 1998-08-12
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549

                            FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 1998.

                 Class                        Shares Outstanding
                 -----                        ------------------
             No Par Value                         30,251,410





PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                     ATMOS ENERGY CORPORATION
        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                          (In thousands)

                                         June 30,  September 30,
                                           1998        1997
                                      ------------  ------------
ASSETS
Property, plant and equipment           $1,410,911   $1,332,672
  Less accum. depreciation and amort.      522,631      483,545
                                        ----------    ----------
  Net property, plant and equipment        888,280      849,127
Current assets
  Cash and cash equivalents                  8,288        6,016
  Accounts receivable, net                  40,229       71,217
  Inventories of supplies and mdse.         14,701       12,333
  Gas stored underground                    30,065       48,122
  Prepayments                                5,195        6,017
                                        ----------    ----------
    Total current assets                    98,478      143,705
Deferred charges and other assets          130,080       95,479
                                        ----------    ----------
                                        $1,116,838   $1,088,311
                                        ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
  Common stock                           $     151    $     148
  Additional paid-in capital               266,919      251,174
  Retained earnings                        111,324       75,938
                                        ----------    ----------
    Total shareholders' equity             378,394      327,260
Long-term debt                             249,859      302,981
                                        ----------    ----------
    Total capitalization                   628,253      630,241
Current liabilities
  Current maturities of long-term debt      57,527       15,201
  Notes payable to banks                   169,250      167,300
  Accounts payable                          40,936       62,626
  Taxes payable                             19,234          416
  Customers' deposits                       12,961       15,098
  Other current liabilities                 43,544       52,582
                                        ----------    ----------
    Total current liabilities              343,452      313,223
Deferred income taxes                       87,636       87,828
Deferred credits and other liabilities      57,497       57,019
                                        ----------    ----------
                                        $1,116,838   $1,088,311
                                        ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                    ATMOS ENERGY CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (In thousands, except per share data)

                                    Three months ended June 30,
                                   -----------------------------
                                      1998                 1997
                                    --------            --------
Operating revenues                 $137,311            $143,713
Purchased gas cost                   79,945              84,167
                                    --------            --------
  Gross profit                       57,366              59,546

Operating expenses
  Operation                          27,280              34,853
  Maintenance                         2,660               3,114
  Depreciation and amortization      12,332              11,809
  Taxes, other than income            7,212               7,295
  Income taxes (benefit)                951              (2,124)
                                    --------            --------
    Total operating expenses         50,435              54,947
                                    --------            --------
Operating income                      6,931               4,599

Other income                          2,536                 824

Interest charges, net                 7,791               8,442
                                    --------            --------
Net income (loss)                  $  1,676            $ (3,019)
                                    ========            ========
Basic net income (loss)
  per share                        $    .06            $   (.10)
                                    ========            ========
Diluted net income (loss)
  per share                        $    .06            $   (.10)
                                    ========            ========
Cash dividends per share           $   .265            $   .252
                                    ========            ========
Weighted average
  shares outstanding:

    Basic                            29,910              29,464
                                    ========            ========
    Diluted                          29,941              29,507
                                    ========            ========








See accompanying notes to condensed consolidated financial statements.

                     ATMOS ENERGY CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)


                                            Nine months ended
                                                June 30,
                                          --------------------
                                             1998        1997
                                          --------    --------
Operating revenues                        $721,192    $786,974
Purchased gas cost                         440,254     505,911
                                          --------    --------
  Gross profit                             280,938     281,063

Operating expenses
  Operation                                 96,548     116,588
  Maintenance                                7,429       8,852
  Depreciation and amortization             36,116      34,874
  Taxes, other than income                  24,808      25,607
  Income taxes                              35,945      27,500
                                          --------    --------
    Total operating expenses               200,846     213,421
                                          --------    --------

Operating income                            80,092      67,642

Other income                                 5,540       3,926

Interest charges                            26,436      25,806
                                          --------    --------
Net income                                $ 59,196    $ 45,762
                                          ========    ========
Basic net income per share                $   1.99    $   1.56
                                          ========    ========
Diluted net income per share              $   1.98    $   1.55
                                          ========    ========
Cash dividends per share                  $   .795    $   .755
                                          ========    ========

Weighted average shares outstanding

    Basic                                   29,739      29,361
                                           =======      ======
    Diluted                                 29,948      29,506
                                           =======      ======





See accompanying notes to condensed consolidated financial statements.

                       ATMOS ENERGY CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (In thousands)
                                              Nine months ended
                                                  June 30,
                                             -------------------
                                               1998       1997
                                             --------   --------
Cash Flows From Operating Activities
  Net income                                 $59,196    $ 45,762
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
    Depreciation and amortization
      Charged to depreciation and
        amortization                          36,116      34,874
      Charged to other accounts                4,327       2,870
    Deferred income taxes                       (192)      5,412
    Net change in operating assets and
      liabilities                               (671)      8,852
                                            --------    --------
    Net cash provided by
      operating activities                    98,776      97,770

Cash Flows From Investing Activities
  Capital expenditures                       (82,533)    (81,969)
  Retirements of property, plant and
    equipment                                  2,937      (3,326)
                                            --------    --------
    Net cash used in investing activities    (79,596)    (85,295)

Cash Flows From Financing Activities
  Net increase (decrease) in notes
    payable to banks                           1,950     (25,374)
  Cash dividends paid                        (23,810)    (22,221)
  Issuance of long-term debt                   1,000      40,000
  Repayment of long-term debt                (11,796)    (13,510)
  Issuance of common stock                    15,748       7,080
                                            --------    --------
    Net cash used by financing activities    (16,908)    (14,025)
                                            --------    --------
Net increase (decrease) in cash and
  cash equivalents                             2,272      (1,550)
Cash and cash equivalents at beginning
  of period                                    6,016       8,757
                                            --------    --------
Cash and cash equivalents at end
  of period                                 $  8,288    $  7,207
                                            ========    ========


See accompanying notes to condensed consolidated financial statements.

                    ATMOS ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                          JUNE 30, 1998


1.  Unaudited interim financial information

     In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other factors, the results of operations for the nine-month period ended June 30, 1998 are not indicative of expected results of operations for the year ending September 30, 1998. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation ("Atmos" or the "Company") in its 1997 Annual Report on Form 10-K. The condensed consolidated balance sheet of Atmos as of June 30, 1998, the related condensed consolidated statements of income for the three-month and nine-month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 1998 and 1997, included herein have been subjected to a review by Ernst & Young LLP, the Company's independent accountants, whose report is included herein.

     Common stock - As of June 30, 1998, the Company had
75,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 30,216,559 shares outstanding. At
September 30, 1997 it had 29,642,437 shares outstanding.


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

3.   Rates

     The Company's ratemaking activity over the three-year period ended September 30, 1997 was discussed in Note 3 of notes to consolidated financial statements in the Company's Form 10-K for the year ended September 30, 1997. The status of such activity at June 30, 1998 has not changed, except as discussed below.

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

     In Colorado, the Greeley Gas Division is a defendant in several lawsuits filed as a result of a fire in a building in Steamboat Springs, Colorado on February 3, 1994. The plaintiffs claim that the fire resulted from a leak in a severed gas service line owned by the Greeley Gas Division. On January 12, 1996, the jury awarded the plaintiffs approximately $2.5 million in compensatory damages and approximately $2.5 million in punitive damages. The jury assessed the Company with liability for all of the damages awarded. The Company appealed the judgment to the Colorado Court of Appeals. On June 11, 1998, the Colorado Court of Appeals reversed the trial court verdict and ordered a new trial.

     In March 1997, Western Kentucky Gas Company ("Western Kentucky Division") was named as a defendant in a lawsuit in the District Court in Danville, Kentucky, as a result of an explosion and fire at a residence in Danville, Kentucky on March 4, 1997. The plaintiffs, Lisa Benedict, et al, who were leasing the residence, suffered serious burns in the accident and have alleged that the Western Kentucky Division was negligent in installing and servicing gas lines at the residence. The plaintiffs, who are also suing the landlord/owner of the house, have asked for punitive damages and compensatory damages in the case. A trial date of November 9, 1998 has been set. The Company cannot assess, at this time, the likelihood of success in this case. However, the Company believes it has adequate insurance and reserves to cover any damages that may be awarded.

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

     The jury awarded punitive damages under a prior Louisiana statute that allowed punitive damages to be awarded in cases involving hazardous substances, which, as defined in the statute, included natural gas. Although not retroactive, the Louisiana legislature repealed the statute in 1996. The Company does not believe that punitive damages are applicable in the case and should not be awarded because there were no direct damages caused by natural gas. The Company is appealing the verdict and aggressively pursuing the reversal of the judgment. However, the Company cannot assess, at this time, the likelihood of the judgment being reversed on appeal. The Company is still in the process of reviewing its insurance coverage with respect to this
case.   However, the Company does not expect the final outcome of
this case to have a material adverse effect on the financial condition, results of operations or net cash flows of the Company.

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

Environmental Matters

     The United Cities Division owned a former manufactured gas plant site in Americus, Georgia. On May 14, 1997, the Georgia Environmental Protection Division requested that UCGC enter into a proposed voluntary consent order for the remediation of the Americus site. Subsequently, the other responsible parties at the site advised UCGC that they would be willing to enter into a "cashout" settlement for a one-time payment by the Company of $250,000. A Settlement Agreement wherein the Company agreed to pay $250,000 for a "cashout" settlement was entered into by the parties on December 16, 1997. The agreement contains a Covenant not to sue, an indemnification provision from the other parties and gives the other parties all responsibility for investigation and environmental response actions of the site. As of June 30, 1998, the Company had paid $250,000 pursuant to the Settlement Agreement and deferred such amount for future recovery.

     Atmos has requested an Accounting Authority Order from the Missouri Public Service Commission that would authorize it to defer its response costs related to the Company's former manufactured gas plant located in Hannibal, Missouri. On July 7, 1998, the Commission Staff recommended that the Commission approve the application.

     On July 22, 1998, Atmos entered into an Abatement Order on Consent with the Missouri Department of Natural Resources addressing the former manufactured gas plant located in Hannibal, Missouri. Atmos, through its United Cities Gas Company division, agrees in the Order to perform a removal action, a subsequent site evaluation and to reimburse the response costs incurred by the State of Missouri in connection with the property.

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

5.  Short-term debt

     At June 30, 1998, the Company had committed, short-term, unsecured bank credit facilities totaling $187,000,000, of which

$75,000,000 was unused. The Company also had aggregate uncommitted lines of credit totaling $130,000,000, of which $78,000,000 was unused.

6.   Statements of cash flows

     Supplemental disclosures of cash flow information for the
nine-month periods ended June 30, 1998 and 1997 are presented below.
                                     Nine months ended
                                         June 30,
                                     1998        1997
                                    ------      ------
                                      (In thousands)
Cash paid for
  Interest                         $31,491      $26,168
  Income taxes                      14,880       12,201


7.   Earnings per share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Adoption of Statement 128 did not change the fully diluted earnings per share amounts for the three-month and nine-month periods ended June 30, 1997. Reconciliations of the numerators and denominators of the basic and diluted per-share computations for net income for the three-month and nine-month periods ended June 30, 1998 and 1997 are as follows:

                                    For the three months ended
                                           June 30, 1998
                               -----------------------------------
                                 Income       Shares     Per-Share
                               (Numerator) (Denominator)   Amount
                               ----------- ------------- ---------
                                           (In thousands)
Basic EPS:
  Income available to
    common stockholders         $ 1,676        29,910     $ 0.06
                                                          =======
Effect of dilutive securities:
  Restricted stock                     -           24
  Stock options                        -            7
                                  -------      ------
Diluted EPS:
  Income available to
    common stockholders and
    assumed conversions         $ 1,676        29,941     $ 0.06
                                  =======      ======     =======

                                    For the three months ended
                                         June 30, 1997
                               -----------------------------------
                                 Income       Shares     Per-Share
                               (Numerator) (Denominator)   Amount
                               ----------- ------------- ---------
                                           (In thousands)
Basic EPS:
  Income (loss)available to
    common stockholders        $(3,019)        29,464      $(.10)
                                                           ======
Effect of dilutive securities:
  Restricted stock                    -            26
  Stock options                       -            17
                                 -------       ------
Diluted EPS:
  Income (loss) available to
    common stockholders and
    assumed conversions         $(3,019)       29,507      $(.10)
                                 =======       ======      ======

                                    For the nine months ended
                                           June 30, 1998
                               -----------------------------------
                                 Income       Shares     Per-Share
                               (Numerator) (Denominator)   Amount
                               ----------- ------------- ---------
                                           (In thousands)
Basic EPS:
  Income available to common
    stockholders                 $59,196       29,739       $1.99
                                                            =====
Effect of dilutive securities:
  Restricted stock                     -          195
  Stock options                        -           14
                                  -------      ------
Diluted EPS:
  Income available to common
    stockholders and assumed
    conversions                  $59,196       29,948       $1.98
                                  =======      ======       =====

                                    For the nine months ended
                                         June 30, 1997
                               -----------------------------------
                                 Income       Shares     Per-Share
                               (Numerator) (Denominator)   Amount
                               ----------- ------------- ---------
                                           (In thousands)
Basic EPS:
  Income available to common
    stockholders                 $45,762       29,361       $1.56
                                                            =====
Effect of dilutive securities:
  Restricted stock                     -          128
  Stock options                        -           17
                                  -------      ------
Diluted EPS:
  Income available to common
    stockholders and assumed
    conversions                  $45,762       29,506       $1.55
                                  =======      ======       =====

8.  Subsequent event

    In July 1998, the Company closed funding on a $150,000,000 debt offering of its debentures which mature in 2028. This is the first public debt program in which Atmos has been engaged. The coupon rate for the debentures is 6.75%, and the net interest cost to Atmos is 6.89%. Net proceeds were used to repay Atmos' short-term debt. These debt securities were issued subsequent to June 30, 1998 and are not reflected in the accompanying financial statements.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of June 30, 1998, and the related condensed consolidated statements of income for the three-month and nine-month periods ended June 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at June 30, 1998, and for the three-month and nine-month periods ended June 30, 1998 and 1997 for them to be in conformity with generally ac-cepted accounting principles.

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




Dallas, Texas
July 23, 1998

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

Ratemaking Activity

     In December 1997, the Company and the Colorado Office of Consumer Counsel presented a Stipulation and Agreement to the Colorado Commission to settle the Consumer Counsel's $3.5 million rate reduction complaint against the Greeley Gas Division. It was approved by the Colorado Commission, effective in late January 1998. The Stipulation and Agreement provides for a reduction of approximately $1.6 million in annual revenues in Colorado. The reduction will decrease the estimated annual gross profit of the Greeley Gas Division by approximately 4% and the gross profit of Atmos by approximately .5%.

Year 2000 Related Issues

     The Year 2000 problem is the result of computer programs written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things the inability to process transactions, send invoices, or engage in similar normal business activities. The Year 2000 problem threatens to cause disruption to essential government services, telecommunications, and other essential industries, and creates a risk of commercial disruption even for companies that have completely corrected their own computer programs.

     In October 1996, the Company established its Year 2000 Project Team with the mission of ensuring that all critical systems, facilities and processes are identified, analyzed for Year 2000 compliance, corrected if necessary, and tested if changes are necessary. The Year 2000 Project Team consists of representatives from all business units and several strategic departments of the Company. The Board of Directors of the Company receives regular briefings regarding the Year 2000 problem from the Year 2000 Project Team. The Company, including all of its departments and business units, has a Year 2000 strategy in place and has begun the implementation of the Year 2000 plan to manage and minimize its Year 2000 risks. For example, the Company has completed awareness presentations and conducted internal interviews with personnel across the Company concerning the Year 2000 problem.

     The Company has also obtained an assessment from an outside consulting firm who specializes in such matters of the risks posed for it and its business units by the Year 2000 problem, including an assessment of its risks in every area involving the use of computer technology and an assessment of the business and legal risks created for the Company by the Year 2000 problem. Such assessment also includes the risks associated with the Company's so-called embedded technologies such as microcontrollers or microchips embedded in non-information technology-related equipment. For example, the Company's utility business units own remote terminal units that measure and monitor the flow of natural gas through their gas systems. The Company is also participating in a study being conducted nationally by an engineering firm with respect specifically to embedded technologies.

     The Company has conducted an inventory of and is evaluating and reviewing its application software on all platforms such as the mainframe, local area network and personal computers. In addition, the Company has also conducted an inventory of and is reviewing and evaluating all of its system software, networks, telecommunications, security access and building control systems, forms, reports and other business processes and activities as well as the equipment and facilities utilized in the Company's gas distribution and storage systems. The Company is also conducting a review of its insurance coverage as it may be affected by the Year 2000 problem.

     The Company's Year 2000 plan includes specific timetables for categories of tasks for each of its departments and business units as follows: (a) Identification of Year 2000 issues--substantially completed;
(b) Prioritization of Year 2000 issues--substantially completed; (c) Implementation of Year 2000 solutions--in process and due by December 31, 1998; (d) Testing of Year 2000 solutions--in process and due by December 31, 1999; (e) Certification of Year 2000 compliance by third party vendors and suppliers--in process and due by December 31, 1999; (f) Monitoring of all systems for changes in current systems that would require changes in Year 2000 plan--in process and due by December 31, 1999; and (g) Development of Year 2000 contingency plans--in process and due by October 31, 1998.

     The Company is also currently in the process of conducting an inventory and review of computer systems provided by outside vendors. The Year 2000 Project Team is contacting all vendors to coordinate their Year 2000 compliance schedules with those of the Company. The Company is requiring vendors who provide mission critical goods or services to submit to the Company their compliance plans and to certify compliance in order to continue to do business with the Company. As discussed above, the Company is also in the process of testing vendor products that provide mission critical goods or services to ensure their Year 2000 compliance. In addition, the Company has identified its key suppliers, including gas suppliers, and is communicating with them for the purpose of evaluating the status of their solutions to their respective Year 2000 problems.

     As of June 30, 1998, the Company had incurred a total of less than $100,000 in fees and expenses in connection with its Year 2000 efforts. The Company currently expects to spend no more than $500,000 on its Year 2000 efforts by December 31, 1999. At the present time, the Company does not expect that such expenditures will have a material impact on the Company's business, results of operations, or financial condition.


Weather and Seasonality

     The Company's natural gas and propane distribution businesses are seasonal due to weather conditions in the Company's service areas. Sales are affected by winter heating season requirements. Sales to agricultural customers (who use natural gas as fuel in the operation of irrigation pumps) during the period from April through September are affected by rainfall amounts. These factors generally result in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Weather for the nine months ended June 30, 1998 was 4% warmer than normal and 2% warmer than weather in the corresponding period of the prior year. This caused sales volumes to weather sensitive customers to decrease 3.9 billion cubic feet ("Bcf") or 3.6%. The Company has weather normalization adjustments ("WNAs") in Georgia and Tennessee, where it serves approximately 170,000 customers or approximately 53% of the United Cities Division's total customers and revenues. The WNAs increase the base rate when weather is warmer than normal and decrease it when weather is colder than normal. The effect of the WNAs was to increase revenues approximately $.7 million for the nine months ended June 30, 1998, as compared with an increase of approximately $2.6 million for the nine-month period ended June 30, 1997. The Company does not have WNAs in its other service areas.

FINANCIAL CONDITION

     For the nine months ended June 30, 1998 net cash provided by operating activities totaled $98.8 million compared with $97.8 million for the nine months ended June 30, 1997. Net income increased $13.4 million to $59.2 million for the nine months ended June 30, 1998 from $45.8 million for the nine months ended June 30, 1997. Depreciation and amortization increased $2.7 million in 1998 because of utility property additions placed in service during the past year. Net operating assets and liabilities increased $.7 million for the nine months ended June 30, 1998 compared with a decrease of $8.9 million for the nine months ended June 30, 1997. This decrease in net operating assets and liabilities resulted primarily from large fluctuations in accounts receivable, accounts payable and inventories of gas in underground storage that occur when entering and leaving the winter or heating season. It also reflected an increase of $34.6 million in deferred charges and other assets related to costs incurred in connection with the Company's customer service initiative and the integration of the United Cities Division into Atmos.

     Major cash flows used in investing activities for the nine months ended June 30, 1998 included capital expenditures of $82.5 million compared with $82.0 million for the nine months ended June 30, 1997. The capital expenditures budget for fiscal 1998 is currently $109.1 million, including $37.0 million for completing the Customer Service Initiative ("CSI"), as compared with actual capital expenditures of $122.3 million in fiscal 1997. Other budgeted capital projects include major expenditures for mains, services, meters, vehicles and computer software and equipment. The CSI project includes a new Customer Information System, a call center, and related business process and infrastructure changes which are planned to be placed in operation in fiscal 1998 and 1999. These expenditures will be financed from internally generated funds and financing activities.

     For the nine months ended June 30, 1998, cash flows used by financing activities amounted to $16.9 million as compared with $14.0 million for the nine months ended June 30, 1997. During the nine month period, notes payable to banks increased $2.0 million, as compared with a decrease of $25.4 million in the nine months ended June 30, 1997, due to seasonal factors and the refinancing of short-term debt with proceeds from the issuance of $40.0 million of long-term debt in the quarter ended December 31, 1996. The debt issued in November 1996 consisted of $40.0 million of 6.09% term notes, payable in November 1998. Payments of long-term debt totaled $11.8 million for the nine months ended June 30, 1998. Such payments consisted of a $3.0 million installment on the Company's 9.76% Senior Notes, a $2.0 million installment on the Company's 11.2% Senior Notes, an installment of $2.0 million on the Company's 8.69% Series N First Mortgage Bonds, an installment of $2.1 million on the Company's 11.32% Series R First Mortgage Bonds, and installments totaling $2.7 million on various non-utility notes. The Company paid $23.8 million in cash dividends during the nine months ended June 30, 1998, compared with dividends of $22.2 million paid during the nine months ended June 30, 1997. This reflects increases in the quarterly dividend rate and in the number of shares outstanding. In the nine months ended June 30, 1998, the Company issued 574,122 shares of common stock, of which 32,235 were for the Employee Stock Ownership Plan ("ESOP"), 373,401 were for the Direct Stock Purchase Plan ("DSPP"), 1,736 for the Outside Directors Stock-for-Fee Plan, 111,250 for the Restricted Stock Grant Plan and 55,500 pursuant to the exercise of stock options under the Long Term Stock Plan for the United Cities Division. In the nine months ended June 30, 1997, the Company issued 264,085 shares of common stock under its various plans.

     The Company believes that internally generated funds, its short-term credit facilities and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 1998. At June 30, 1998 the Company had $187.0 million in committed short-term credit facilities, $75.0 million of which was unused. The committed lines of credit are renewed or renegotiated at least annually. At June 30, 1998, the Company also had $130.0 million of uncommitted short-term lines of credit, of which $78.0 million was unused.

     Subsequent to June 30, 1998, the Company issued a total of $150,000,000 in unsecured debentures in the form of a global debenture certificate at an annual coupon interest rate of 6 3/4% with a maturity of 30 years (the "Debentures"). The Debentures are unsecured obligations of the Company and will rank equally and ratably with all other unsecured indebtedness of the Company. The net proceeds from the sale of the Debentures will be used for the repayment of short-term debt.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998, COMPARED WITH THREE MONTHS ENDED JUNE 30,
1997

     Operating revenues decreased by 4% to $137.3 million for the three months ended June 30, 1998 from $143.7 million for the three months ended June 30, 1997. The most significant factor contributing to the decrease in operating revenues was a 12% decrease in sales volumes. During the quarter ended June 30, 1998, temperatures were 34% warmer than in the corresponding quarter of the prior year, and were 4% warmer than the 30-year normal weather for the quarter. The total volume of gas sold and transported for the three months ended June 30, 1998 was 38.3 billion cubic feet ("Bcf") compared with 39.8 Bcf for the three months ended June 30, 1997. Sales volumes to weather sensitive customer classes were lower for the quarter ended June 30, 1998 than for the corresponding period of the prior year due to the warmer weather. Sales volumes to industrial (including agricultural) customers increased due to higher demand by agricultural customers. The average sales price per Mcf sold increased $.30 to $5.01 primarily due to an increase in the average cost of gas. The average cost of gas per Mcf sold increased 8% to $3.24 for the three months ended June 30, 1998 from $2.99 for the three months ended June 30, 1997 due to decreased supply availability in the current market.

     Gross profit decreased by 4% to $57.4 million for the three months ended June 30, 1998, from $59.5 million for the three months ended June 30, 1997. The decrease in gross profit was primarily due to the decrease in volumes sold to weather sensitive customers. The reduced sales to weather-sensitive customers more than offset increased sales to agricultural customers and increased transportation revenues. Changes in cost of gas do not directly affect gross profit.

     Operating expenses, excluding income taxes, decreased 13% to $49.5 million for the three months ended June 30, 1998 from $57.1 million for the three months ended June 30, 1997. The major factors contributing to the decrease in operation and maintenance expenses in the 1998 quarter were savings from restructuring and the integration of United Cities, as well as higher administrative and general expenses in the 1997 quarter. The decrease in taxes other than income taxes was related to taxes on decreased revenues and payroll taxes related to the reduced labor force. Operating income increased 51% for the three months ended June 30, 1998 to $6.9 million from $4.6 million for the three months ended June 30, 1997. The increase in operating income resulted from decreased operating expenses, as mentioned above. Income taxes increased $3.1 million in the quarter ended June 30, 1998 compared with the corresponding quarter of the prior year due primarily to increased pre-tax income.

     Other income increased $1.7 million for the three months ended June 30, 1998 compared with the three months ended June 30, 1997 primarily due to an increase in the earnings from the Company's 45 percent interest in Woodward Marketing LLC and a gain of approximately $.5 million on the sale of an airplane owned by UCGC.

     Interest expense decreased $.7 million, or 8%, for the three months ended June 30, 1998 compared with the three months ended June 30, 1997 due primarily to approximately $1.0 million of interest capitalized in connection with the Customer Service Initiative in process. Net income increased for the three months ended June 30, 1998 by $4.7 million from a loss of $3.0 million for the three months ended June 30, 1997. This increase in net income resulted primarily from the decrease in operating expenses discussed above.

NINE MONTHS ENDED JUNE 30, 1998, COMPARED WITH NINE MONTHS ENDED JUNE 30,
1997

     Operating revenues decreased by 8% to $721.2 million for the nine months ended June 30, 1998 from $787.0 million for the nine months ended June 30, 1997. Factors contributing to the lower operating revenues were a 5% decrease in the sales volumes and a 5% decrease in the gas sales revenues per Mcf. Total volumes delivered decreased only 1% for the nine months ended June 30, 1998. However, the volume of gas sold decreased 5% or 7.4 Bcf and the volume transported increased 6.0 Bcf compared with the nine months ended June 30, 1997. This switching of industrial sales customers to transportation service reduced gross revenues and purchased gas cost. Sales volumes to weather sensitive customer classes decreased 3.9 Bcf for the nine months ended June 30, 1998 compared with the corresponding period of the prior year due to 2% warmer weather. Sales volumes to industrial (including agricultural) customers were reduced by industrial sales customers switching to transportation service. Weather in the Company's service areas was 2% warmer than weather in the corresponding nine-month period of the prior fiscal year, and it was 4% warmer than 30-year normal weather. The average sales price per Mcf decreased to $4.91 for the nine months ended June 30,

1998 from $5.16 for the nine months ended June 30, 1997. The decrease in the average sales price reflects a decrease in the average cost of gas, partially offset by rate increases. The average cost of gas per Mcf sold decreased to $3.28 for the nine months ended June 30, 1998 from $3.57 for the nine months ended June 30, 1997 because of generally lower gas supply costs.

     Gross profit decreased less than 1% to $280.9 million for the nine months ended June 30, 1998, compared with $281.1 million for the nine months ended June 30, 1997. The decrease in gross profit due to reduced sales to weather-sensitive customers was mostly offset by increased sales to agricultural customers, increased transportation volumes, an increase of $.08 for the average transportation revenue per Mcf and rate increases in Texas, Georgia and Illinois.

     Operating expenses, excluding income taxes, decreased to $164.9 million in the nine months ended June 30, 1998, from $185.9 million in the nine months ended June 30, 1997. The decrease included $20.0 million in operation expense, $1.4 million in maintenance and $.8 million in taxes other than income. The principal factors contributing to the decrease in operation and maintenance expenses were savings realized in connection with integration and reorganization initiatives and the administrative and general expenses incurred in the nine months ended June 30, 1997 in connection with management reorganization. The increase in depreciation related to utility plant additions placed in service during the past year. Significant factors in the decrease in taxes other than income taxes were lower taxes on decreased revenues and payroll taxes related to the reduced labor force. The provision for income taxes for the nine months ended June 30, 1998 increased $8.4 million from the provision for the corresponding period of the prior year due to increased pre-tax income. Operating income increased for the six months ended June 30, 1998 to $80.1 million from $67.6 million for the nine months ended June 30, 1997. The increase in operating income was primarily related to the decreased operating expenses.

     Other income increased $1.6 million for the nine months ended June 30, 1998 compared with the nine months ended June 30, 1997, due primarily to an increase in the earnings of Woodward Marketing LLC and a gain of approximately $.5 million on the sale of UCGC's airplane.

     Interest charges increased $.6 million, or 2%, due to an increased amount of debt outstanding during the nine months ended June 30, 1998 compared with the corresponding nine-month period of the prior year. The Company has capitalized approximatley $3.1 million of interest in connection with the Customer Service initiative during the nine months ended June 30, 1998. Net income increased 29% for the nine months ended June 30, 1998, to $59.2 million from $45.8 million for the nine months ended June 30, 1997. The increase in net income resulted primarily from the decrease in operating expenses. Dividends per share increased approximately 5% to $.795 for the nine months ended June 30, 1998. Diluted average shares outstanding increased 2% primarily due to shares issued under the Direct Stock Purchase Plan and the Restricted Stock Grant Plan.

UTILITY AND NON-UTILITY DATA

     The following table summarizes certain information regarding the operation of the utility and non-utility businesses of the Company for the nine-month periods ended June 30, 1998 and 1997. Prior periods have been restated to reflect the pooling of interests with UCGC on July 31, 1997.

                              Utility    Non-utility     Total
                              -------    -----------   ---------
Nine months ended June 30:           (In thousands)
  1998
     Operating revenues       $687,686    $33,506      $721,192
     Net income                 54,413      4,783        59,196

  1997
     Operating revenues       $749,987    $36,987      $786,974
     Net income                 42,608      3,154        45,762

     The utility business is comprised of the Company's five utility divisions: Energas Division, Greeley Gas Division, Trans La Division, United Cities Division and Western Kentucky Division. It includes regulated as well as certain nonregulated utility businesses such as irrigation, transportation and gas marketing activities in the utility divisions' respective service areas.

     The non-utility business includes the operations of UCG Storage and UCG Energy, which includes a 45% interest in Woodward Marketing LLC, Atmos Propane, and leasing of real estate, vehicles and appliances. The net income for such operations for the nine-month periods ended June 30, 1998 and 1997 are recapped below:

                                 Nine months ended June 30,
                                   1998            1997
                                  ------         --------
                                      (In thousands)
Non-utility net income:
  Atmos Propane                  $  465           $  536
  Woodward Marketing              2,341            1,593
  Leasing and rental              1,207              819
  Storage and other                 770              206
                                  ------          -------
    Total                        $4,783           $3,154
                                  ======          =======

     Atmos Propane sells and transports propane to both wholesale and retail customers. Propane statistics for the nine-month periods ended June 30, 1998 and 1997 are included in the "Consolidated Operating Statistics" table which appears at the end of Management's Discussion and Analysis. The division sold 27.7 million gallons of propane for the nine-month period ended June 30, 1998, as compared with 26.9 million gallons for the nine-month period ended June 30, 1997. The decrease of $3.6 million in propane revenues for the nine months ended June 30, 1998 compared with the same period last year was the result of a lower average sales price due to comparatively lower cost of supply to the division.

     Total customers of the Company at June 30, 1998 increased 19,187, or 2%, compared with June 30, 1997.

                                                June 30,
                                       --------------------------
                                            1998           1997
                                       ------------   -----------
Meters-in-service at end of period
  Residential                             888,015         871,409
  Commercial                               95,355          93,457
  Public authority and other                4,841           4,777
  Industrial (including agricultural)      16,399          17,302
                                        ---------      ----------
    Total natural gas meters            1,004,610         986,945
  Propane customers                        30,619          29,097
                                        ---------      ----------
    Total                               1,035,229       1,016,042
                                        =========      ==========

                          ATMOS ENERGY CORPORATION
                      CONSOLIDATED OPERATING STATISTICS

                                         Quarter ended June 30,
                                            1998          1997
Sales volumes -- MMcf(1)                  -------       -------
  Residential                               8,206        11,136
  Commercial                                4,608         5,789
  Public authority and other                  438           718
  Industrial (including agricultural)      11,443        10,471
                                          -------       -------
    Total                                  24,695        28,114
Transportation volumes -- MMcf(1)          13,644        11,674
                                          -------       -------
    Total volumes delivered                38,339        39,788
                                          =======       =======
Propane - Gallons (000's)                   3,462         3,176
                                          =======       =======
Gas sales revenues (000's):
  Residential                            $ 56,643      $ 65,029
  Commercial                               26,110        28,591
  Public authority and other                2,669         3,254
  Industrial (including agricultural)      38,303        35,579
                                         --------      --------
    Total gas revenues                    123,725       132,453
Transportation revenues                     7,507         4,563
Other revenues                              1,249         1,822
                                         --------      --------
    Total utility revenues                132,481       138,838
Non-utility revenues:
  Propane revenues                          2,720         2,786
  Other revenues                            2,110         2,089
                                         --------      --------
    Total non-utility revenues              4,830         4,875
                                         --------      --------
Total operating revenues                 $137,311      $143,713
                                         ========      ========
Average Gas Sales Revenues per Mcf       $   5.01      $   4.71
Average Transportation Revenue per Mcf   $    .55      $    .39
Cost of Gas per Mcf Sold                 $   3.24      $   2.99

                             HEATING DEGREE DAYS
Service       Weather Sensitive          Quarter ended June 30,
 Area             Customers %           1998      1997     Normal
--------------    -----------           -----     -----    ------
Energas               30%                 271       406      227
Trans La               8%                  74       102       42
Western Kentucky      18%                 259       482      336
Greeley Gas           11%                 743       852      779
United Cities         33%                 275       473      314
                     ----
System Average       100%                 304       463      318

(1) Volumes are reported as metered in million cubic feet ("MMcf").

                          ATMOS ENERGY CORPORATION
                      CONSOLIDATED OPERATING STATISTICS

                                      Nine months ended June 30,
                                            1998          1997
Sales volumes -- MMcf(1)                  -------       -------
  Residential                              68,077        70,011
  Commercial                               32,060        33,754
  Public authority and other                4,504         4,767
  Industrial (including agricultural)      29,762        33,270
                                          -------       -------
    Total                                 134,403       141,802
Transportation volumes -- MMcf(1)          42,733        36,758
                                          -------       -------
    Total volumes delivered               177,136       178,560
                                          =======       =======
Propane - Gallons (000's)                  27,742        26,881
                                          =======       =======
Gas sales revenues (000's):
  Residential                            $367,208      $405,770
  Commercial                              162,192       178,630
  Public authority and other               18,275        23,115
  Industrial (including agricultural)     112,543       124,035
                                         --------      --------
    Total gas revenues                    660,218       731,550
Transportation revenues                    20,763        14,923
Other revenues                              6,705         5,335
                                         --------      --------
    Total utility revenues                687,686       751,808
Non-utility revenues:
  Propane revenues                         24,538        28,161
  Other revenues                            8,968         7,005
                                         --------      --------
    Total non-utility revenues             33,506        35,166
                                         --------      --------
Total operating revenues                 $721,192      $786,974
                                         ========      ========
Average Gas Sales Revenues per Mcf       $   4.91      $   5.16
Average Transportation Revenue per Mcf   $    .49      $    .41
Cost of Gas per Mcf Sold                 $   3.28      $   3.57

                             HEATING DEGREE DAYS
Service        Weather Sensitive        Nine months ended June 30,
 Area             Customers %            1998     1997     Normal
--------------    -----------           -----     -----    ------
Energas               30%               3,665     3,534    3,513
Trans La               8%               1,725     1,523    1,771
Western Kentucky      18%               3,768     4,166    4,304
Greeley Gas           11%               5,893     6,089    6,092
United Cities         33%               3,778     3,962    4,040
                     ----
System Average       100%               3,790     3,884    3,949

(1) Volumes are reported as metered in million cubic feet ("MMcf").

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

See Note 4 of notes to consolidated financial statements herein for a description of legal proceedings.

Item 5. Other Information

In the event a shareholder intends to present a proposal at the 1999 Annual Meeting of Shareholders, it must be received at the offices of the Company no later than August 31, 1998 for inclusion in the Company's Proxy Statement relating to such meeting. In addition, the Company intends to exercise discretionary voting authority granted under any proxy with respect to any matters that may properly come before the meeting, unless written notice of the matter is received by the Company at its offices no earlier than November 17, 1998 and no later than December 12, 1998.

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

                                   ATMOS ENERGY CORPORATION
                                         (Registrant)



Date:  August 12, 1998      By:     /s/ David L. Bickerstaff
                                   ------------------------------
                                        David L. Bickerstaff
                                    Vice President and Controller
                                    (Chief Accounting Officer and
                                      duly authorized signatory)

                               EXHIBITS INDEX
                                  Item 6(a)


 Exhibit                                              Page
 Number                 Description                  Number
 -------                -----------                  -------
 15         Letter regarding unaudited interim
            financial information

 27.1       Financial Data Schedule for Atmos
            Energy Corporation for the nine
            months ended June 30, 1998

 27.2       Amended Financial Data Schedule for
            Atmos Energy Corporation for the
            nine months ended June 30, 1997


 27.3       Amended Financial Data Schedule for
            Atmos Energy Corporation for the six
            months ended March 31, 1998