Form 10-K405
period 1998-09-30
ATMOS ENERGY CORP
filed 1998-12-22
CIK 731802

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998  OR

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

                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X  No
                                                ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                  "continued"

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $884,271,000 as of November 25, 1998. On November 25, 1998 the registrant had 30,516,286 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Shareholders for the year ended September 30, 1998 are incorporated by reference into Parts I, II and IV of this report.

     Portions of the registrant's Definitive Proxy Statement to be filed for the Annual Meeting of Shareholders on February 10, 1999 are incorporated by reference into Part III of this report.

Cautionary Statement under the Private Securities Litigation Reform Act of 1995

     The matters discussed or incorporated by reference in this Annual Report on Form 10-K may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report or in any of the Company's other documents or oral presentations, the words "anticipate," "expect," "estimate," "plans," "believes," "objective," "forecast," "goal" or other similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company's operations, markets, services, rates, recovery of costs, availability of gas supply, and other factors. These risks and uncertainties include, but are not limited to, national, regional, and local economic and competitive conditions, regulatory and business trends and decisions, technological developments, Year 2000 issues, inflation rates, weather conditions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

     Accordingly, while the Company believes that the expectations reflected in the forward-looking statements are reasonable, there can be no assurance that such expectations will be realized or will approximate actual results.

                                    PART I

ITEM 1.   BUSINESS

     Atmos Energy Corporation (the "Company") was organized under the laws of the State of Texas in 1983 as a subsidiary of Pioneer Corporation ("Pioneer") for the purposes of owning and operating Pioneer's natural gas distribution business in Texas. Immediately following the transfer of such business, which had been operated by Pioneer and its predecessors since 1906, Pioneer distributed the outstanding stock of the Company, then known as Energas Company, to Pioneer shareholders. In September 1988, the Company changed its name from Energas Company to Atmos Energy Corporation. As a result of its merger with United Cities Gas Company in July 1997, the Company became incorporated in the Commonwealth of Virginia as well as the State of Texas.

     The Company distributes and sells natural gas and propane to approximately 1,042,000 residential, commercial, industrial, agricultural, and other customers. The Company distributes and sells natural gas through approximately 1,005,000 meters in 802 cities, towns, and communities in service areas located in Texas, Louisiana, Kentucky, Colorado, Kansas, Illinois, Tennessee, Iowa, Virginia, Georgia, South Carolina and Missouri. The Company also transports gas for others through parts of its distribution system. It also distributes propane to approximately 37,000 customers in Kentucky, North Carolina, and Tennessee.

     The Company's Texas distribution system is operated through its Energas Company division (the "Energas Division") and covers an area having a population of approximately 950,000 people. The economy of the area is based primarily on oil and gas production and agriculture. The principal cities served by the Energas Division include Amarillo, Lubbock, Midland, and Odessa. At September 30, 1998, the Company had 315,000 regulated and non-regulated meters in service in Texas.

     The Company's Louisiana distribution system is operated through its Trans Louisiana Gas Company division (the "Trans La Division") and covers an area having a population of approximately 250,000 people. The economy of the area is based primarily on oil and gas production, agriculture, and food processing. The principal cities served by the Trans La Division are Lafayette, Pineville, and Natchitoches. At September 30, 1998, the Company had 81,000 meters in service in Louisiana.

     The Company's Kentucky distribution system is operated through its Western Kentucky Gas Company division (the "Western Kentucky Division") and covers an area having a population of approximately 680,000 people. The economy of the area is based primarily on industry and agriculture. The principal cities served by the Western Kentucky Division include Bowling Green, Owensboro, and Paducah. At September 30, 1998, the Company had 176,000 meters in service in Kentucky.

     The Company's distribution systems in Colorado and parts of Kansas and Missouri are operated through its Greeley Gas Company division (the "Greeley Division") and covers an area having a combined population of approximately 228,000 people. The economies of the areas served are based on oil and gas production, agriculture and resort business. The principal cities served by the Greeley Division include Greeley, Durango and Lamar, Colorado and Bonner Springs, Herington and Ulysses, Kansas. At September 30, 1998 the Greeley Division had 116,000 meters in service.

     The Company operates natural gas distribution systems in Georgia, Illinois, Iowa, South Carolina, Tennessee, Virginia, Kansas and Missouri through its United Cities Gas Company division (the "United Cities Division") and covers an area having a combined population of approximately 6.7 million people. The economies of the areas served include customers engaged in the manufacture of asphalt, automobiles, auto parts, chemicals, electronics, food products, metals, textiles and wire, among others. The division also serves several colleges and a major army base. The principal cities and counties served by the United Cities Division include Franklin and Murfreesboro, Tennessee; Wyandotte and Johnson Counties in Kansas; Hannibal, Missouri; and Gainesville and Columbus, Georgia. At September 30, 1998, the United Cities Division had 316,000 meters in service.

     The Company also operates certain non-utility businesses through various wholly-owned subsidiaries. One subsidiary, United Cities Gas Storage Company ("UCG Storage"), provides natural gas storage services. It owns natural gas storage fields in Kentucky and Kansas to supplement natural gas used by customers in Kansas, Tennessee, and other states.

     Another subsidiary, UCG Energy Corporation ("UCG Energy"), leases appliances, real estate and equipment, and vehicles to the United Cities Division and others, and owns a small interest in a partnership engaged in exploration and production activities. UCG Energy also owns a 45% interest in Woodward Marketing, L.L.C. ("WMLLC"), a Delaware limited liability company that provides natural gas services. WMLLC provides gas marketing services to industrial customers, municipalities and local distribution companies, including the Trans La, Greeley, and United Cities Divisions.

     UCG Energy also owns Atmos Propane, Inc., which is engaged primarily in the retail distribution of propane (LP) gas and the wholesale supply of LP gas. It is exiting the transportation of certain products for other companies and the direct merchandising and repair of propane gas appliances. The propane operation has operation and storage centers and store front offices located in Tennessee, Kentucky, and North Carolina, with a total company storage capacity of 2.3 million gallons. As of September 30, 1998, the propane operations served 37,400 customers. During the three-year period ended September 30, 1998, the propane operations added approximately 13,600 customers through acquisitions of eight propane distribution companies and a propane transport company.

     The natural gas distribution industry is subject to a number of factors, many of which affect the Company from time to time. These include (i) the ongoing need to obtain adequate and timely rate relief from regulatory authorities to recover costs of service and earn a fair return on invested capital; (ii) inherent seasonality of the business; (iii) competition with alternate fuels; (iv) competition with other gas sources for industrial customers, including the ability of some customers to bypass the Company's facilities, which could result in loss of revenues and reduction in the Company's net income; and (v) possible volatility in the supply and price of natural gas and propane. The propane distribution business is also subject to seasonality and competition with alternate fuels and other suppliers.

ACQUISITIONS AND MERGERS

     Since its organization in 1983, the Company has sought to expand its customer base and to diversify the weather patterns, local economic conditions, and regulatory environments to which its operations are subject. As part of this strategy, the Company acquired Trans Louisiana Gas Company, Inc. ("TLG") in January 1986, Western Kentucky Gas Utility Corporation ("WKG") in December 1987, Greeley Gas Company ("GGC") in December 1993, Oceana Heights Gas Company of Thibodaux, Louisiana in November 1995 and United Cities Gas Company ("UCGC") in July 1997. The Company continues to consider and pursue, where appropriate, additional acquisitions of natural gas distribution properties and other business opportunities. For further information regarding the UCGC merger, see
Note 2 of notes to consolidated financial statements in the Company's Annual Report to Shareholders.

OPERATING STATISTICS

     The table on the following page reflects the operating statistics of Atmos for fiscal 1998 and 1997 and the restated operating statistics for the previous three years on a pooled basis with UCGC. It is followed by two tables of utility sales and operating statistics by business unit for 1998 and 1997, respectively.

                           ATMOS ENERGY CORPORATION
                       CONSOLIDATED OPERATING STATISTICS

                                                        Year ended September 30,
                                       -----------------------------------------------------------
                                          1998         1997         1996        1995       1994
                                       -----------  -----------  -----------  ---------  ---------
METERS IN SERVICE, end of year
 Residential                              889,074      870,747      860,229    834,376    825,310
 Commercial                                94,302       92,703       91,960     90,093     93,250
 Industrial(incl. agricultural)            16,322       17,217       19,403     19,762     20,219
 Public authority and other                 4,834        4,781        4,716      4,982      4,949
                                       ----------   ----------   ----------   --------   --------
  Total utility meters                  1,004,532      985,448      976,308    949,273    943,728
  Propane customers                        37,400       29,097       26,108     23,359     21,693
                                       ----------   ----------   ----------   --------   --------
  Total                                 1,041,932    1,014,545    1,002,416    972,572    965,421
                                       ==========   ==========   ==========   ========   ========
HEATING DEGREE DAYS (2)
 Actual (weighted average)                  3,799        3,909        4,043      3,706      3,855
 Percent of normal                             95%          98%         101%        93%        97%
SALES VOLUMES - MMcf (3)
 Residential                               73,472       75,215       77,001     69,666     72,561
 Commercial                                36,083       37,382       38,247     34,921     35,250
 Industrial (incl. agricultural)           24,058       29,452       34,898     35,664     34,249
 Public authority and other                 4,937        5,195        5,182      4,779      5,242
                                       ----------   ----------   ----------   --------   --------
  Total                                   138,550      147,244      155,328    145,030    147,302
Transportation volumes - MMcf (3)          56,224       48,800       44,146     47,647     47,882
                                       ----------   ----------   ----------   --------   --------
  Total utility volumes                   194,774      196,044      199,474    192,677    195,184
 Storage/energy services volumes           20,823       16,964       22,965     21,626     23,389
                                       ----------   ----------   ----------   --------   --------
TOTAL THROUGHPUT - MMcf (3)               215,597      213,008      222,439    214,303    218,573
                                       ==========   ==========   ==========   ========   ========
PROPANE - Gallons (000's)                  33,676       32,975       40,723     28,854     23,175
                                       ==========   ==========   ==========   ========   ========
OPERATING REVENUES (000's)
Gas sales revenues
 Residential                           $  410,538   $  452,864   $  409,039   $337,768   $375,450
 Commercial                               184,046      193,302      186,032    150,949    165,883
 Industrial (incl. agricultural)           97,472      115,203      128,776    110,437    120,567
 Public authority and other                20,504       23,898       21,738     18,185     22,463
                                       ----------   ----------   ----------   --------   --------
  Total gas sales revenues                712,560      785,267      745,585    617,339    684,363
Transportation revenues                    23,971       19,885       18,872     19,813     21,325
Other gas revenues                          8,121        6,385       13,751      9,374      6,879
                                       ----------   ----------   ----------   --------   --------
  Total utility revenues                  744,652      811,537      778,208    646,526    712,567
Non-utility revenues
 Propane revenues                          29,091       33,194       38,372     24,651     20,788
 Leasing/rental revenues                    3,977        4,005        4,204      5,959      6,449
 Storage/energy services revenues          70,488       58,099       65,907     72,419     86,498
                                       ----------   ----------   ----------   --------   --------
  Total non-utility revenues              103,556       95,298      108,483    103,029    113,735
                                       ----------   ----------   ----------   --------   --------
Total operating revenues               $  848,208   $  906,835   $  886,691   $749,555   $826,302
                                       ==========   ==========   ==========   ========   ========

AVERAGE SALES PRICE/Mcf                     $4.87        $5.11        $4.51      $4.07      $4.41
AVERAGE COST OF GAS/Mcf SOLD                 3.24         3.51         3.15       2.70       3.10
AVERAGE TRANSPORTATION REVENUES/Mcf           .43          .41          .43        .42        .45

See footnotes on page 10.

         UTILITY SALES AND STATISTICAL DATA BY BUSINESS UNIT - 1998 (1)



                                             Year ended September 30, 1998
                            ----------------------------------------------------------------
                                                   Western               United      Total
                             Energas   Trans La   Kentucky    Greeley    Cities     Utility
                            ---------  ---------  ---------  ---------  ---------  ---------
METERS IN SERVICE,
 at end of year
    Residential              272,190     74,522    156,107    101,532    284,723     889,074
    Commercial                25,982      5,526     18,000     13,674     31,120      94,302
    Industrial (incl.
      agricultural)           14,753        123        442        384        620      16,322
    Public authority
      and other                2,278        977      1,579          -          -       4,834
                            --------    -------   --------   --------   --------   ---------
      Total                  315,203     81,148    176,128    115,590    316,463   1,004,532
                            ========    =======   ========   ========   ========   =========

HEATING DEGREE DAYS(2)
    Actual                     3,669      1,725      3,771      5,937      3,784       3,799
    Normal                     3,531      1,771      4,333      6,272      4,070       3,989
    Percent of normal            104%        97%        87%        95%        93%         95%

SALES VOLUMES-MMcf(2)
    Residential               23,594      3,670     12,413     10,027     23,768      73,472
    Commercial                 7,754      1,433      5,530      6,893     14,473      36,083
    Industrial (incl.
      agricultural)            2,076      1,801      3,415      1,652     15,114      24,058
    Public authority
      and other                2,559        917      1,461          -          -       4,937
                            --------    -------   --------   --------   --------   ---------
      Total                   35,983      7,821     22,819     18,572     53,355     138,550

TRANSPORTATION
    VOLUMES-MMcf(3)            5,526        949     25,813      3,555     20,381      56,224
                            --------    -------   --------   --------   --------   ---------
TOTAL THROUGHPUT-MMcf(3)      41,509      8,770     48,632     22,127     73,736     194,774
                            ========    =======   ========   ========   ========   =========

OTHER STATISTICS
    Operating
      revenues (000's)      $156,774    $41,928   $123,588   $ 84,955   $337,407   $744,652
    Miles of pipe             13,217      2,248      3,647      3,537      7,459     30,108
    Employees(4)                 401        134        267        193        621      1,616
    Communities served            92         41        163        123        383        802

See footnotes on page 10.

        UTILITY SALES AND STATISTICAL DATA BY BUSINESS UNIT - 1997 (1)

                                             Year ended September 30, 1997
                            ----------------------------------------------------------------
                                                   Western               United      Total
                             Energas   Trans La   Kentucky    Greeley    Cities     Utility
                            ---------  ---------  ---------  ---------  ---------  ---------
METERS IN SERVICE,
 at end of year
 Residential                 268,518     73,546    154,219     99,472    274,992    870,747
 Commercial                   25,234      5,409     17,706     13,328     31,026     92,703
 Industrial (incl.
  agricultural)               15,589        120        460        385        663     17,217
 Public authority
  and other                    2,230        978      1,573          -          -      4,781
                            --------    -------   --------   --------   --------   --------
  Total                      311,571     80,053    173,958    113,185    306,681    985,448
                            ========    =======   ========   ========   ========   ========
HEATING DEGREE DAYS,(2)
 Actual                        3,553      1,523      4,178      6,195      3,980      3,909
 Normal                        3,531      1,771      4,333      6,274      4,070      3,990
 Percent of normal               101%        86%        96%        99%        98%        98%

SALES VOLUMES - MMcf(3)
 Residential                  24,292      3,558     13,543     10,227     23,595     75,215
 Commercial                    7,912      1,383      6,070      6,731     15,286     37,382
 Industrial (incl.
   agricultural)               2,120      1,872      6,128      1,907     17,425     29,452
 Public authority
  and other                    2,689        951      1,555          -          -      5,195
                            --------    -------   --------   --------   --------   --------
  Total                       37,013      7,764     27,296     18,865     56,306    147,244

TRANSPORTATION VOLUMES -
 MMcf(3)                       4,479        624     22,398      3,275     18,024     48,800
                            --------    -------   --------   --------   --------   --------

TOTAL THROUGHPUT-MMcf(3)      41,492      8,388     49,694     22,140     74,330    196,044
                            ========    =======   ========   ========   ========   ========

OTHER STATISTICS
 Operating
  revenues(000's)           $181,127    $51,866   $144,139   $ 91,341   $343,064   $811,537
 Miles of pipe                13,214      2,241      3,638      3,864      7,945     30,902
 Employees(4)                    534        154        330        250      1,031      2,299
 Communities served               92         41        163        123        383        802

See footnotes on page 10.

NOTES:
------

(1) These tables present data for Atmos' five utility business units. Their operations include the regulated local distribution companies and certain unregulated gas marketing subsidiaries located in their respective service areas.

(2) A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The greater the number of heating degree days, the colder the climate. Heating degree days are used in the natural gas industry to measure the relative coldness of weather experienced and to compare relative temperatures between one geographic area and another. Normal degree days are based on 30-year average National Weather Service data for selected locations.

(3)  Volumes are reported as metered in million cubic feet ("MMcf").

(4) The number of employees excludes 391 and 218 Atmos shared services employees and 186 and 162 non-utility employees in 1998 and 1997, respectively.

UTILITY AND NON-UTILITY DATA

     The following table summarizes certain information regarding the operation of the utility and non-utility businesses of the Company for each of the three years as of and for the period ended September 30, 1998. Prior periods have been restated to reflect the pooling of interests with UCGC on July 31, 1997.

                               Utility    Non-utility    Total
                              ----------  -----------  ----------
                                        (In thousands)
     1998
       Operating revenues     $  744,652     $103,556  $  848,208
       Net income                 42,147       13,118      55,265
       Identifiable assets     1,041,817       99,573   1,141,390

     1997
       Operating revenues     $  811,537     $ 95,298  $  906,835
       Net income                 16,991        6,847      23,838
       Identifiable assets     1,001,455       86,856   1,088,311

     1996
       Operating revenues     $  778,208     $108,483  $  886,691
       Net income                 31,905        9,246      41,151
       Identifiable assets       926,935       83,675   1,010,610

     The utility business is comprised of the Company's five utility divisions:
Energas Division, Greeley Division, Trans La Division, United Cities Division and Western Kentucky Division. It includes regulated as well as certain non-regulated utility businesses such as transportation and gas marketing activities in the utility divisions' respective service areas.

     The non-utility business includes storage and energy services operations which include UCG Storage, Atmos Energy Services, the non-regulated irrigation and industrial gas sales of EnerMart, Inc. and EGASCO in West Texas and the Company's 45% interest in WMLLC (a provider of natural gas services); the propane operations; and the leasing/rental operations of UCG Energy.

     The non-utility net income for the years ended September 30, 1998, 1997 and 1996 is recapped below:

                                   1998     1997     1996
                                 -------   ------   ------
                                      (In thousands)
Non-utility net income:
  Propane                        $   (66)  $  (90)  $1,276
  Leasing/Rental                   3,272    1,117    1,237
  Storage and Energy Services      9,912    5,820    6,733
                                 -------   ------   ------
      Total                      $13,118   $6,847   $9,246
                                 =======   ======   ======

GAS SALES

     The Company's natural gas distribution business is seasonal and highly dependent on weather conditions in the Company's service areas. Gas sales to residential and commercial customers are greater during the winter months than during the remainder of the year. The volumes of such sales during the winter months will vary with the temperatures during such months. The seasonal nature of the Company's sales to residential and commercial customers is offset partially by the Company's sales in the spring and summer months to its agricultural customers in Texas, Colorado and Kansas who utilize natural gas to operate irrigation equipment. The Company also has weather normalization adjustments in its rate jurisdictions in Tennessee and Georgia, which serve approximately 170,000 customers. The Company believes that it has lessened its sensitivity to weather risk by diversifying its operations into geographic areas having different weather patterns.

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

     In certain instances, customers purchase gas directly from others instead of from the Company and the Company transports such gas through its distribution systems to the customers' facilities for a fee. Although transportation of customer-owned gas reduces the Company's operating revenues and corresponding purchased gas cost, the transportation revenues received by the Company generally offset the loss to gross profit.

     The Company's distribution systems have experienced aggregate peak day deliveries of approximately 1.5 billion cubic feet ("Bcf") per day. The Company has the ability to curtail deliveries to certain customers under the terms of interruptible contracts and applicable state statutes or regulations which enables it to maintain its deliveries to high priority customers. The Company has not imposed curtailment in its Energas Division since the Company began independent operations in 1983 or in its Trans La Division since the Company acquired TLG in 1986. The Western Kentucky Division curtailed deliveries to certain interruptible customers during exceptionally cold periods in December 1989, January 1994 and during the winter of 1996. Neither the Greeley Division nor its predecessor, GGC, have curtailed deliveries to its sales customers since prior to 1980. The United Cities Division curtails interruptible service customers from time to time each year in accordance with the interruptible contracts and tariffs.

GAS SUPPLY

     The Western Kentucky Division's gas supply is delivered by the following pipelines: Texas Gas, Tennessee Gas, Trunkline and ANR, except that a small percentage of the requirements are being purchased directly from intrastate producers that are connected directly to its distribution system. During 1998, WKG sought and was granted approval by the Kentucky Public Service Commission for a Performance Based Rate (PBR) program. This three-year supply and asset management program commenced in July 1998. Noram Energy Services, a division of Houston Industries, was selected to procure supply and manage WKG's pipeline and storage assets.

     The United Cities Division is served by thirteen interstate pipelines. The majority of the volumes are transported through East Tennessee Pipeline, Southern Natural Gas and Williams Natural Gas. During 1998, the United Cities Division purchased its supply from various producers and marketers including TransCanada, Texaco Gas Marketing, WMLLC, and Williams Energy Service Company.

     Colorado Interstate Gas Company, Williams Natural Gas, Public Service Company of Colorado, and Northwest Pipeline are the principal transporters of the Greeley Division's requirements. Additionally, the Greeley Division purchased substantial volumes from producers that are connected directly to its distribution system. During 1998, the Greeley Division's primary suppliers were Union Pacific Fuels, Williams Energy Service Company, Duke Energy, KN Energy and WESTAR.

     The Energas Division receives sales and transportation service from various KN affiliates. Also, the Energas Division purchases a significant portion of its supply from Pioneer Natural Resources (formerly Mesa) which is connected directly to the Company's Amarillo, Texas distribution system. During 1998, other major suppliers included Texaco Gas Marketing, KN Energy, and Public Service of New Mexico.

     Louisiana Intrastate Gas Company ("LIG"), Acadian Pipeline, Koch Gateway and Texas Gas Transmission Company pipelines deliver most of the Trans La Division's requirements. The Trans La Division purchased its supply from various producers and marketers including Acadiana Gas Marketing, Koch Gas Marketing, LL&E and WMLLC.

     The Company also owns and operates numerous natural gas storage facilities in Kentucky and Kansas which are used to help meet customer requirements during peak demand periods and to reduce the need to contract for additional pipeline capacity to meet such peak demand periods. Additionally, the Company operates various propane plants and a liquified natural gas ("LNG") plant for peak shaving purposes. The Company also contracts for storage service in underground storage facilities of many of the interstate pipelines serving it. See "Item 2. Properties" for further information regarding the peak shaving facilities.

     The United Cities Division normally injects gas into pipeline storage systems and UCG Storage's storage system during the summer months and withdraws it in the winter months. At the present time, the underground storage facilities of UCG Storage have a maximum daily output capability of approximately 45,000 Mcf.

     The United Cities Division has the ability to serve approximately 60% of its peak day load through the use of company owned storage facilities, storage contracts with its suppliers and peaking facilities throughout the system. This ability provides the operational flexibility and security of supply required to meet the needs of the highly weather sensitive residential and commercial markets.

REGULATION AND RATES

Regulation
----------

     Energas Division

     In the Energas Division, the governing body of each municipality served by the Company has original jurisdiction over all utility rates, operations, and services within its city limits except with respect to sales of natural gas for vehicle fuel and agricultural use. The Company operates pursuant to non-exclusive franchises granted by the municipalities it serves, which franchises are subject to renewal from time to time. The franchises granted to the Company permit it to conduct natural gas distribution within the municipalities' incorporated limits. The Railroad Commission of Texas has exclusive appellate jurisdiction over all rate and regulatory orders and ordinances of the municipalities and exclusive original jurisdiction over rates and services to customers not located within the limits of a municipality. In Texas, rates for large industrial customers are routinely set by contract negotiation between the Company and its customers pursuant to statutory standards and are filed with and subject to the governmental authority of the municipalities or the Railroad Commission, depending on whether the customer is located inside or outside the limits of a municipality. Historically, the Company's rates for large industrial customers have been accepted as filed. Agricultural sales in Texas are not regulated, except that prices for agricultural sales cannot exceed the prices the Company charges the majority of its commercial or other similar large-volume users in Texas.

     Trans La Division

     The Trans La Division is regulated by the Louisiana Public Service Commission, which regulates utility services, rates, and other matters. In most of the parishes and incorporated areas in which the Company operates in Louisiana, it does so pursuant to a non-exclusive franchise granted by the governing authority of each parish or incorporated area. The franchise gives the Company the general privilege to operate its gas distribution business in, as well as the right to install its distribution lines along the roadways of, the parish or the incorporated area. Direct sales of natural gas to industrial customers in Louisiana who utilize the gas for fuel or in manufacturing processes and sales of natural gas for vehicle fuel are exempt from regulation.

     Western Kentucky Division

     The Western Kentucky Division is regulated by the Kentucky Public Service Commission, which regulates utility services, rates, issuances of securities, and other matters. The Company operates in the various incorporated cities served by it in Kentucky pursuant to non-exclusive franchises granted by such cities. The franchises grant to the Company the right to operate its gas distribution business in the city and to install its distribution lines and related equipment in and along the city's public rights-of-way. Sales of natural gas for use as vehicle fuel in Kentucky are not subject to regulation.

     Greeley Division

     The Greeley Division is regulated by the Colorado Public Utilities Commission, the Kansas Corporation Commission, and the Missouri Public Service Commission with respect to accounting, rates and charges, operating matters, and the issuance of securities. The Company operates in the various incorporated cities served by it in the states of Colorado, Kansas and Missouri under terms of non-exclusive franchises granted by the various cities. The franchises grant to the Company, among other things, the right to install and operate its gas distribution system within the city limits. Most of the Greeley Division's wholesale gas suppliers are regulated by various federal and state commissions.

     United Cities Division

     In each state in which the United Cities Division operates, its rates, services and operations as a natural gas distribution company are subject to general regulation by the state public service commission. In addition, the issuance of securities by the Company is subject to approval by the state commissions, except in South Carolina and Iowa. Missouri only regulates the issuance of secured debt. The United Cities Division operates in each community, where necessary, under a franchise granted by the municipality for a fixed term of years. To date, it has been able to renew franchises and expects to continue to do so in the future.

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

Rates
-----

     Approximately 88% of the Company's revenues in fiscal 1998 was derived from sales at rates set by or subject to approval by local or state authorities. The method of determining regulated rates varies among the twelve states in which the Company has utility operations. As a general rule, the regulatory authority reviews the Company's rate request and establishes a rate structure intended to generate revenue sufficient to cover the Company's costs of doing business and provide a reasonable return on invested capital.

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

     The Georgia Public Service Commission and Tennessee Regulatory Authority have approved Weather Normalization Adjustments ("WNAs") that allow the United Cities Division to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the WNAs was an increase (decrease) in revenues of $682,000, $2,643,000 and $(2,612,000) in 1998, 1997 and 1996, respectively.

     The following table sets forth the major rate requests made by the Company or other parties during the most recent five years and the action taken on such requests:

                           Effective    Amount        Amount
  Jurisdiction               Date      Requested     Received
  ------------             ---------  -----------  -----------
                                          (In thousands)
  Texas
     West Texas System      11/18/94      $2,581   $ 1,702   (a)
                            11/01/96       7,676     5,800   (a)

  Louisiana                 03/01/93          (b)      730   (b)
                            03/01/94          (b)    1,058   (b)
                            03/01/95          (b)    1,071   (b)

  Kentucky                  11/01/95       7,665     2,300   (c)
                            03/01/96                 1,000   (c)

  Colorado                  05/01/94       4,527     3,246
                            01/21/98           -    (1,600)  (f)

  Kansas                    12/01/93       2,604     2,088   (d)
                            09/01/95       4,230     2,700   (e)

  Missouri                  10/14/95       1,100       903

  South Carolina            02/07/95         341       253

  Tennessee                 11/15/95       3,951     2,227

  Iowa                      05/17/96         750       410

  Georgia                   12/02/96       5,003     3,160

  Illinois                  07/09/97       1,234       428

  Virginia                  09/29/95         810       103
                            10/01/98           -      (248)  (g)

(a) These increases include $200,000 and $500,000 applicable to areas outside the city limits which became effective in January 1995 and April 1997, respectively.
(b) A September 1992 rate order approved a Rate Stabilization Clause ("RSC") for three years which provided for an annual adjustment of rates to reflect changes in expenses and investment. The RSC provided the Company the opportunity to earn a return on common equity between 11.75% and 12.25%. The Trans La Division has a hearing scheduled in April 1999 for the Louisiana Public Service Commission to consider its rate of return.

(c) The Kentucky rate order provided an increase of $2,300,000, lowered depreciation rates effective November 1, 1995 and provided an additional $1,000,000 beginning March 1, 1996. The order also included a provision for a pilot demand side management program which could cost up to $450,000 annually.
(d)  This increase is applicable to the service area of the Greeley Division.
(e)  This increase is applicable to the service area of the United Cities
     Division.
(f) Rate reduction as a result of settlement in a case initiated by the Colorado Consumer Counsel.
(g) Rate reduction as a result of a settlement with the Virginia State Corporation Commission staff regarding investigation of earnings.

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

     Beginning in 1985, changes in the federal regulatory environment through FERC orders and conditions related to markets and gas supply in the United States have brought increased competition into the natural gas industry. In 1993, FERC Order 636 was implemented by the interstate pipelines that serve the United Cities and Western Kentucky Divisions, but FERC policies have not had a direct impact upon the Company's Energas, Greeley and Trans La Divisions which are primarily supplied by intrastate pipelines. However, competition for large volume customers in the United Cities and Western Kentucky Divisions and other service areas has increased as a result of FERC Order 636. The Company has sought regulatory approvals for competitive pricing on a case by case basis.

     The United Cities Division has received approval from all the regulatory authorities in the states in which it operates, except Iowa, to place into effect a negotiated tariff rate which allows the United Cities Division to maintain industrial loads at lower margin rates. Iowa has rules which allow for flexible rates, which are competitive with the price of alternative fuels. In addition, certain industrial customers have changed from firm to interruptible rate schedules in order to obtain natural gas at a lower cost. Additionally, the United Cities Division has received approval from all state regulatory authorities to provide transportation service of customer-owned gas.

     UCG Energy's propane subsidiary is in competition with other suppliers of propane, natural gas and electricity with respect to price and service. The wholesale cost of propane is subject to fluctuations primarily based on demand, availability of supply and product transportation costs. Through its 45% interest in WMLLC, UCG Energy competes with other natural gas brokers in obtaining natural gas supplies for customers. UCG Energy also competes with other rental companies in the rental of real estate, transportation equipment, office facilities and appliances.

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

EMPLOYEES

     At September 30, 1998, the Company employed 2,193 persons. See "Utility Sales and Statistical Data by Business Unit - 1998" for the number of employees by business unit. As discussed in Note 2 of notes to consolidated financial statements in the Company's Annual Report to Shareholders, the Company underwent downsizing and restructuring in 1997 and 1998 in connection with the integration of UCGC and the Company's Customer Service Initiative.

ITEM 2.   PROPERTIES

     The Company owns an aggregate of 30,108 miles of underground distribution and transmission mains throughout its gas distribution systems. These mains are located on easements or right-of-ways granted to the Company, which generally provide for perpetual use. The Company maintains its mains through a program of continuous inspection and repair and believes that its system of mains is in good condition. The Company also owns and operates nine propane peak shaving plants with a total capacity of approximately 1,050,000 gallons that can produce an equivalent of 19,459 thousand cubic feet ("Mcf") daily and an LNG storage facility with a capacity of 500,000 Mcf which can inject a daily volume of 30,000 Mcf in the system, as well as underground storage fields which are used to supplement the supply of natural gas in periods of peak demand. It has seven underground gas storage facilities in Kentucky and four in Kansas that have a total storage capacity of approximately 21.1 billion cubic feet ("Bcf"). However, approximately 10.0 Bcf of gas in the storage facilities must be retained as cushion gas to maintain reservoir pressure. The maximum daily delivery capability of the storage facilities is approximately 154 MMcf.

     Substantially all of the Company's properties in its Greeley Division and United Cities Division with recorded values of approximately $88.3 million and $324.7 million, respectively, are subject to liens under First Mortgage Bonds assumed by the Company in its mergers with GGC and UCGC. At September 30, 1998, the liens secured $17.0 million of outstanding 9.4% Series J First Mortgage Bonds due May 1, 2021, and $108.9 million of outstanding Series N, P, Q, R, T, U and V First Mortgage Bonds due at various dates from 2004 through 2022.

     In 1996 the Company consolidated its administrative offices in Dallas, Texas under one lease. The Company also maintains field offices throughout its distribution system, the majority of which are located in leased premises.

     Net non-utility property at September 30, 1998 included approximately $25.8 million for propane equipment, $17.2 million for underground storage facilities, and $7.1 million for rental buildings and equipment.

     The Company holds franchises granted by the incorporated cities and towns that it serves. At September 30, 1998, the Company held 409 such franchises having terms generally ranging from five to 25 years. The Company believes that each of its franchises will be renewed.

ITEM 3.   LEGAL PROCEEDINGS

     Incorporated by reference from the 1998 Annual Report to Shareholders, Note 5 of notes to consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of September 30, 1998, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer during the past five years.

                                   Years of
     Name                Age       Service            Office Currently Held
------------------       ---       --------       -----------------------------
Robert W. Best           52            1          Chairman, President and
                                                    Chief Executive Officer
Larry J. Dagley          50            1          Executive Vice President and
                                                    Chief Financial Officer
J. Charles Goodman       37           14          Executive Vice President,
                                                    Utility Operations
Glen A. Blanscet         41           13          Vice President, General
                                                    Counsel and Corporate
                                                    Secretary
Wynn D. McGregor         45           10          Vice President, Human
                                                    Resources

     Robert W. Best was named Chairman, President and Chief Executive Officer and was appointed to the Board of Directors in March 1997. He previously served as Senior Vice President - Regulated Businesses, for Consolidated Natural Gas Company of Pittsburgh, Pennsylvania, from January 1996 to March 1997, and was responsible for its transmission and distribution companies. He previously served as President of Texas Gas Transmission Company of Owensboro, Kentucky, and Houston, Texas, from 1985 to 1995, and from 1992 to 1995 he was President of Transcontinental Gas Pipe Line Corporation.

     Larry J. Dagley was named Executive Vice President and Chief Financial Officer effective May 1, 1997. From August 1995 to May 1997, he served as Senior Vice President and Chief Financial Officer of Pacific Enterprises, a Los Angeles, California based utility holding company whose principal subsidiary was Southern California Gas Co., the nation's largest gas distribution utility. From 1985 until joining Pacific Enterprises, he served as Senior Vice President and Controller (1985-1993) and Senior Vice President and Chief Financial Officer (1993-1995) of Transco Energy Company, a Houston, Texas based natural gas pipeline company. Prior to joining Transco, Mr. Dagley was an audit partner with Arthur Andersen & Co., where he supervised audits and financial consulting engagements in the energy industry.

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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is set forth under the caption "Market Price of Common Stock and Related Matters" in the Financial Review section of Atmos' 1998 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this item is set forth under the caption "Selected Financial Data" in the Financial Review section of Atmos' 1998 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Financial Review section of Atmos' 1998 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     All of the Company's long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At September 30, 1998, the Company is not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this Annual Report on Form 10-K on page 30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 10, 1999. Information regarding executive officers is included in
Part I of this Form 10-K

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 10, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 10, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 10, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. and 2.  Financial statements and financial statement schedules.

     The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K on page 30.

     3.  Exhibits

     The exhibits listed in the accompanying Exhibits Index are filed as part of this Annual Report on Form 10-K. The exhibits numbered 10.21(a) through
     10.33 are management contracts or compensatory plans or arrangements.

(b)  Reports on Form 8-K

 (1) The Company filed a Form 8-K Current Report dated July 22, 1998 reporting under Item 5, Other Events the following:

     On July 22, 1998, Atmos, and Merrill Lynch & Co., NationsBanc Montgomery Securities LLC and Edward D. Jones & Co., LP (collectively the "Underwriters") executed a purchase agreement in connection with the sale by Atmos to the Underwriters of a total of $150 million of Atmos' debentures. On July 27, 1998, Atmos executed the global debenture certificate representing a total of $150 million in 6 3/4% debentures due July 15, 2028.

 (2) The Company also filed a Form 8-K Current Report dated July 23, 1998 reporting under Item 5, Other Events the following:

     On July 23, 1998 Atmos announced in a news release its earnings and other related financial information for the quarter ended June 30, 1998. It also announced in another news release its pricing of a $150 million debt offering together with other information related to the offering.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To United Cities Gas Company:

     We have audited the consolidated statements of income and cash flows of United Cities Gas Company (an Illinois corporation) and subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above presented fairly, in all material respects, the results of the operations of United Cities Gas Company and subsidiaries and their cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                             Arthur Andersen LLP

Nashville, Tennessee
February 14, 1997

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ATMOS ENERGY CORPORATION
                                            (Registrant)

                                       By  /s/ LARRY J. DAGLEY
                                           ----------------------------
                                           Larry J. Dagley
                                           Executive Vice President
                                           and Chief Financial
                                           Officer


Date:  December 22, 1998

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/  ROBERT W. BEST          Chairman, President      December 22, 1998
-------------------------    and Chief Executive
     Robert W. Best          Officer



/s/  LARRY J. DAGLEY         Executive Vice           December 22, 1998
-------------------------    President and Chief
     Larry J. Dagley         Financial Officer



/s/  TOM S. HAWKINS, JR.     Vice President,          December 22, 1998
-------------------------    Planning and Budgeting
     Tom S. Hawkins, Jr.     and Interim Controller
                             (Principal Accounting
                             Officer)

/s/  TRAVIS W. BAIN, II      Director                 December 22, 1998
-------------------------
     Travis W. Bain, II



/s/  DAN BUSBEE              Director                 December 22, 1998
-------------------------
     Dan Busbee



/s/  RICHARD W. CARDIN       Director                 December 22, 1998
-------------------------
     Richard W. Cardin



/s/  THOMAS J. GARLAND       Director                 December 22, 1998
-------------------------
     Thomas J. Garland



/s/  GENE C. KOONCE          Director                 December 22, 1998
-------------------------
     Gene C. Koonce



/s/  VINCENT J. LEWIS        Director                 December 22, 1998
-------------------------
     Vincent J. Lewis



/s/  THOMAS C. MEREDITH      Director                 December 22, 1998
-------------------------
     Thomas C. Meredith



/s/  PHILLIP E. NICHOL       Director                 December 22, 1998
 -------------------------
     Phillip E. Nichol



/s/  CARL S. QUINN           Director                 December 22, 1998
 -------------------------
     Carl S. Quinn



/s/  CHARLES K. VAUGHAN      Director                 December 22, 1998
-------------------------
     Charles K. Vaughan



/s/  RICHARD WARE II         Director                 December 22, 1998
 -------------------------
     Richard Ware II

                         INDEX TO FINANCIAL STATEMENTS
                            (Item 8, 14(a) 1 and 2)

                                                                       Form 10-K
                                                                        Page no.
                                                                       ---------

Financial statements:

     Consolidated balance sheets at
        September 30, 1998 and 1997
        (Contained in Exhibit 13)

     Consolidated statements of income for
        the years ended September 30, 1998, 1997 and 1996
        (Contained in Exhibit 13)

     Consolidated statements of shareholders' equity for the years ended September 30, 1998, 1997 and 1996
        (Contained in Exhibit 13)

     Consolidated statements of cash flows for the years ended September 30, 1998, 1997 and 1996
        (Contained in Exhibit 13)

     Notes to consolidated financial statements
        (Contained in Exhibit 13)

     Supplementary Quarterly Financial Data (unaudited)
        (Contained in Exhibit 13)

     Independent Auditors' Reports
        Ernst & Young LLP (Contained in Exhibit 13)
        Arthur Andersen LLP                                                26

     Consents of Independent Auditors
        Ernst & Young LLP                                                  27
        Arthur Andersen LLP                                                28

     All financial statement schedules are omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and accompanying notes thereto.

     The financial statements and the independent auditors' report of Ernst & Young LLP listed in the above index, which are included in the Financial Review section of the Annual Report to Shareholders of Atmos Energy Corporation for the year ended September 30, 1998, are incorporated herein by reference.

                                                         Page Number or
Exhibit                                            Incorporation by Reference
 Number                Description                             to
-------   -------------------------------------    ---------------------------
          Plan of Reorganization
          ----------------------

2.1       Agreement and Plan of Reorganization     Exhibit 2.1 to Registration
          dated July 19, 1996, by and between      Statement on Form S-4
          the Registrant and United Cities Gas     filed October 4, 1996
          Company                                  (File No. 333-13429)

2.2       Amendment No. 1 to Agreement and Plan    Exhibit 2.1(a) to
          of Reorganization dated October 3,       Registration Statement on
          1996                                     Form S-4 filed October 4,
                                                   1996 (File No. 333-13429)

          Articles of Incorporation and Bylaws
          -------------------------------------

3.1       Restated Articles of Incorporation of    Exhibit 3.1 of Form 10-K for
          the Company, as Amended (as of July      fiscal year ended September
          31, 1997)                                30, 1997 (File No. 1-10042)

3.2       Bylaws of the Company (Amended and       Exhibit 3.2 of Form 10-K for
          Restated as of November 12, 1997)        fiscal year ended September
                                                   30, 1997 (File No. 1-10042)

          Instruments Defining Rights of
          Security Holders
          ------------------------------------

4.1       Specimen Common Stock Certificate        Exhibit (4)(b) of Form 10-
          (Atmos Energy Corporation)               K for fiscal year ended
                                                   September 30, 1988 (File
                                                   No. 1-10042)

4.2       Rights Agreement, dated as of            Exhibit 4.1 of Form 8-K
          November 12, 1997, between the           dated November 12, 1997
          Company and BankBoston, N.A.             (File No. 1-10042)

9         Not Applicable

                                                         Page Number or
Exhibit                                            Incorporation by Reference
 Number                Description                             to
-------   -------------------------------------    ---------------------------
          Material Contracts
          ------------------

10.1(a)   Note Purchase Agreement, dated as of     Exhibit 10(c) of Form 8-K
          December 21, 1987, by and between the    filed January 7, 1988
          Company and John Hancock Mutual Life     (File No. 0-11249)
          Insurance Company

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

10.1(b)   Amendment to Note Purchase Agreement,    Exhibit (10)(b)(ii) of
          dated October 11, 1989, by and           Form 10-K for fiscal year
          between the Company and John Hancock     ended September 30, 1989
          Mutual Life Insurance Company            (File No. 1-10042)
          revising Note Purchase Agreement
          dated December 21, 1987

          Amendment to Note Purchase Agreement,
          dated October 11, 1989, by and
          between the Company and John Hancock
          Charitable Trust I revising Note
          Purchase Agreement dated December 21,
          1987. (Amendment is identical to
          Hancock amendment listed above except
          as to the parties thereto.)

                                                         Page Number or
Exhibit                                            Incorporation by Reference
 Number                Description                             to
-------   -------------------------------------    ---------------------------

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

10.1(c)   Amendment to Note Purchase Agreement,    Exhibit 10(b)(iii) of Form
          dated November 12, 1991, by and          10-K for fiscal year ended
          between the Company and John Hancock     September 30, 1991 (File
          Mutual Life Insurance Company            No. 1-10042)
          revising Note Purchase Agreement
          dated December 21, 1987

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

10.1(d)   Amendment to Note Purchase Agreement     Exhibit 4.3(d) to
          dated December 22, 1993, by and          Registration Statement
          between the Company and John Hancock     on Form S-3 filed April
          Mutual Life Insurance Company revising   20, 1998 (File No. 333-
          Note Purchase Agreement dated December   50477)
          21, 1987.

          Amendment to Note Purchase Agreement,
          dated December 22, 1993, by and
          between the Company and Mellon Bank,
          N.A., Trustee under Master Trust
          Agreement of AT&T Corporation, dated
          January 1, 1982, for Employee Pension
          Plans - AT&T - John Hancock - Private
          Placement revising Note Purchase
          Agreement dated December 21, 1987
          (Amendment is identical to Hancock
          amendment listed above except as to
          the parties thereto and the amounts
          thereof).

10.1(e)   Amendment to Note Purchase Agreement,    Exhibit 4.3(e) to
          dated December 20, 1994, by and          Registration Statement
          between the Company and John Hancock     on Form S-3 filed April
          Mutual Life Insurance Company            20, 1998 (File No. 333-
          revising Note Purchase Agreement         50477)
          dated December 21, 1987

          Amendment to Note Purchase Agreement,
          dated December 20, 1994, by and
          between the Company and Mellon Bank
          N.A. Trustee under Master Trust
          Agreement of AT&T Corporation,
          dated January 1, 1984, for Employee
          Pension Plans - AT&T - John Hancock
          - Private Placement revising Note
          Purchase Agreement dated December
          21, 1987 (Amendment is identical to
          Hancock amendment listed above).

10.1(f)   Amendment to Note Purchase Agreement,    Exhibit 4.3(f) to
          dated July 29, 1997, by and between      Registration Statement
          the Company and John Hancock Mutual      on Form S-3 filed April
          Life Insurance Company revising Note     20, 1998 (File No. 333-
          Purchase Agreement dated December 21,    50477)
          1987

          Amendment to Note Purchase Agreement,
          dated July 29, 1997, by and between
          the Company and Mellon Bank
          N.A., Trustee under Master Trust
          Agreement of AT&T Corporation,
          dated January 1, 1984, for Employee
          Pension Plans - AT&T - John Hancock
          - Private Placement revising Note
          Purchase Agreement dated December 21,
          1987 (Amendment is identical to
          Hancock amendment listed above except
          as to the parties thereto and the
          amounts thereof).

10.2(a)   Note Purchase Agreement, dated as of     Exhibit 10(c) of Form 10-K
          October 11, 1989, by and between the     for fiscal year ended
          Company and John Hancock Mutual Life     September 30, 1989 (File
          Insurance Company                        No. 1-10042)

                                                         Page Number or
Exhibit                                            Incorporation by Reference
 Number                Description                             to
--------  --------------------------------------   ---------------------------
10.2(b)   Amendment to Note Purchase Agreement,    Exhibit 10(c)(ii) of Form
          dated as of November 12, 1991, by and    10-K for fiscal year ended
          between the Company and John Hancock     September 30, 1991 (File
          Mutual Life Insurance Company            No. 1-10042)
          revising Note Purchase Agreement
          dated October 11, 1989

10.2(c)   Amendment to Note Purchase Agreement,    Exhibit 4.4(c) to
          dated December 22, 1993, by and          Registration Statement on
          between the Company and John Hancock     Form S-3 filed April 20,
          Mutual Life Insurance Company revising   1998 (File No. 333-50477)
          Note Purchase Agreement dated
          October 11, 1989

10.2(d)   Amendment to Note Purchase Agreement,    Exhibit 4.4(d) to
          dated December 20, 1994, by and          Registration Statement on
          between the Company and John Hancock     Form S-3 filed April 20, 1998
          Mutual Life Insurance Company revising   (File No. 333-50477)
          Note Purchase Agreement dated
          October 11, 1989

10.2(e)   Amendment to Note Purchase Agreement,    Exhibit 4.4(e) to
          dated July 29, 1997, by and between      Registration Statement on
          the Company and John Hancock Mutual      Form S-3 filed April 20, 1998
          Life Insurance Company revising Note     (File No. 333-50477)
          Purchase Agreement dated
          October 11, 1989

10.3(a)   Note Purchase Agreement, dated as of     Exhibit 10(f)(i) of Form
          August 29, 1991, by and between the      10-K for fiscal year ended
          Company and The Variable Annuity Life    September 30, 1991 (File No.
          Insurance Company                        1-10042)

10.3(b)   Amendment to Note Purchase Agreement,    Exhibit 10(f)(ii) of Form
          dated November 26, 1991, by and          10-K for fiscal year ended
          between the Company and The Variable     September 30, 1991
          Annuity Life Insurance Company           (File No. 1-10042)
          revising Note Purchase Agreement
          dated August 29, 1991

10.3(c)   Amendment to Note Purchase Agreement,    Exhibit 4.5(c) to
          dated December 22, 1993, by and          Registration Statement on
          between the Company and The Variable     Form S-3 filed April 20, 1998
          Annuity Life Insurance Company revising  (File No. 333-50477)
          Note Purchase Agreement dated August 29,
          1991

10.3(d)   Amendment to Note Purchase Agreement,    Exhibit 4.5(d) to
          dated July 29, 1997, by and between      Registration Statement on
          the Company and The Variable Annuity     Form S-3 filed April 20,
          Life Insurance Company revising Note     1998 (File No. 333-
          Purchase Agreement dated August 29,      50477)
          1991

10.4(a)   Note Purchase Agreement, dated as of     Exhibit (10)(f) of Form 10-K
          August 31, 1992, by and between the      for fiscal year ended
          Company and The Variable Annuity Life    September 30, 1992 (File No.
          Insurance Company                        1-10042)

10.4(b)   Amendment to Note Purchase Agreement,    Exhibit 4.6(b) to
          dated December 22, 1993, by and between  Registration Statement on
          the Company and The Variable Annuity     Form S-3 filed April 20, 1998
          Life Insurance Company revising Note     (File No. 333-50477)
          Purchase Agreement dated August 31,
          1992

10.4(c)   Amendment to Note Purchase Agreement,    Exhibit 4.6(c) to
          dated July 29, 1997, by and between      Registration Statement on
          the Company and The Variable Annuity     Form S-3 filed April 20, 1998
          Life Insurance Company revising Note     (File No. 333-50477)
          Purchase Agreement dated August 31,
          1992

10.5(a)   Note Purchase Agreement, dated November  Exhibit 10.1 of Form 10-Q for
          14, 1994, by and among the Company and   quarter ended December 31,
          New York Life Insurance Company, New     1994 (File No. 1-10042)
          York Life Insurance and Annuity
          Corporation, The Variable Annuity
          Life Insurance Company, American General
          Life Insurance Company, and Merit
          Life Insurance Company

10.5(b)   Amendment to Note Purchase Agreement,    Exhibit 4.7(b) to
          dated July 29, 1997, by and among the    Registration Statement on
          Company and New York Life Insurance      Form S-3 filed April 20, 1998
          Company, New York Life Insurance and     (File No. 333-50477)
          Annuity Corporation, The Variable
          Annuity Life Insurance Company,
          American General Life Insurance
          Company and Merit Life Insurance
          Company revising Note Purchase
          Agreement dated November 14, 1994

10.6(a)   Indenture of Mortgage, dated as of       Exhibit to Registration
          July 15, 1959, from United Cities        Statement of United Cities
          Gas Company to First Trust of            Gas Company on Form S-3
          Illinois, National Association, and      (File No. 33-56983)
          M.J. Kruger, as Trustees, as amended
          and supplemented through December 1,
          1992 (the Indenture of Mortgage through
          the 20th Supplemental Indenture)

                                                         Page Number or
Exhibit                                            Incorporation by Reference
 Number                Description                             to
-------   --------------------------------------   -----------------------------

10.6(b)   Twenty-First Supplemental Indenture      Exhibit 10.7(a) of Form
          dated as of February 5, 1997 by and      10-K for fiscal year
          among United Cities Gas Company and      ended September 30,
          Bank of America Illinois and First       1997 (File No. 1-
          Trust National Association and Russell   10042)
          C. Bergman supplementing Indenture of
          Mortgage dated as of July 15, 1959

10.6(c)   Twenty-Second Supplemental Indenture     Exhibit 10.7(b) of Form
          dated as of July 29, 1997 by and among   10-K for fiscal year
          the Company and First Trust National     ended September 30,
          Association and Russell C. Bergman       1997 (File No. 1-
          supplementing Indenture of Mortgage      10042)
          dated as of July 15, 1959

10.7(a) Form of Indenture between United Cities Exhibit to Registration Gas Company and First Trust of Illinois, Statement of United
          National Association, as Trustee dated   Cities Gas Company on
          as of November 15, 1995                  Form S-3 (File No. 33-
                                                   56983)

10.7(b)   First Supplemental Indenture between     Exhibit 10.8(a) of Form
          the Company and First Trust of Illinois, 10-K for fiscal year
          National Association, as Trustee         ended September 30,
          dated as of July 29, 1997                1997 (File No. 1-10042)

10.8(a)   Seventh Supplemental Indenture, dated    Exhibit 10.1 of Form 10-Q
          as of October 1, 1983 between Greeley    for quarter ended
          Gas Company ("Greeley Division") and     June 30, 1994 (File No.
          the Central Bank of Denver, N.A.         1-10042)
          ("Central Bank")

10.8(b)   Ninth Supplemental Indenture, dated as   Exhibit 10.2 of Form 10-Q
          of April 1, 1991, between the Greeley    for quarter ended
          Division and Central Bank                June 30, 1994 (File No.
                                                   1-10042)

10.8(c)   Bond Purchase Agreement, dated as of     Exhibit 10.3 of Form 10-Q
          April 1, 1991, between the Greeley       for quarter ended June 30,
          Division and Central Bank                1994 (File No. 1-10042)

10.8(d)   Tenth Supplemental Indenture, dated as   Exhibit 10.4 of Form 10-Q
          of December 1, 1993, between the         for quarter ended
          Company and Colorado National Bank,      June 30, 1994 (File No.
          formerly Central Bank                    1-10042)

                                                         Page Number or
Exhibit                                            Incorporation by Reference
 Number                Description                             to
-------   --------------------------------------   -----------------------------

10.9(a)   Purchase Agreement for 6-3/4%            Exhibit 99.1 of
          Debentures due 2028 by and among         Form 8-K dated July 22, 1998
          Merrill Lynch Co., NationsBanc           (File No. 1-10042)
          Montgomery Securities LLC, Edward
          D. Jones & Co., L.P. and Atmos
          Energy Corporation dated July 22,
          1998

10.9(b)   Form of Indenture between Atmos          Exhibit 4.1 to Registration
          Energy Corporation and U.S. Bank         Statement on Form S-3 filed
          Trust National Association,              April 20, 1998
          Trustee                                  (File No. 333-50477)

          Gas Supply Contracts
          --------------------

10.10(a)  Firm Gas Transportation Agreement        Exhibit 10.10(a) of Form
          No. 123535 dated November 1, 1995        10-K for fiscal year ended
          between Greeley Gas and Public           September 30, 1997
          Service Company of Colorado              (File No. 1-10042)

10.10(b)  Transportation Storage Service           Exhibit 10.6(b) of Form 10-K
          Agreement No. TA-0544 between Greeley    for fiscal year ended
          Gas and Williams Natural Gas             September 30, 1994 (File
          Company dated October 1, 1993            No. 1-10042)

10.10(c)  No-Notice Storage and Transportion       Exhibit 10.6(c) of Form 10-K
          Service Agreement No. 31013, Rate        for fiscal year ended
          Schedule NNT-1, between Greeley Gas      September 30, 1994
          and Colorado Interstate Gas Company,     (File No. 1-10042)
          as amended, dated October 1, 1993 (term
          extended to April 30, 2000 by letter
          dated January 2, 1996)

10.10(d)  Firm Transportation Service
          Agreement, Rate Schedule TF-1,
          between Colorado Interstate Gas
          Company and Greeley Gas dated
          July 1, 1998

10.10(e)  No-Notice Storage and Transporation
          Delivery Service Agreement, Rate
          Schedule NNT-1, between Colorado
          Interstate Gas Company and Greeley
          Gas dated October 1, 1996

10.11     Amarillo Supply Agreement dated          Exhibit 10.7(a) of
          January 2, 1993 between Energas          Form 10-K for fiscal
          and Pioneer Natural Resources,           year ended September 30, 1994

          USA, Inc. (formerly Mesa Operating       (File No. 1-10042)
          Company)

10.12(a)  Agreement for Firm Intrastate            Exhibit 10.1 of Form 10-Q for
          Transporation of Natural Gas in          quarter ended March 31, 1998
          the State of Louisiana between           (File No. 1-10042)
          Trans La and Louisiana Intrastate
          Gas Company L.L.C. (LIG) dated
          December 22, 1997, and effective
          July 1, 1997

10.12(b)  Agreement for Firm 311(a)(2)             Exhibit 10.2 of Form 10-Q for
          Transporation of Natural Gas in the      quarter ended March 31, 1998
          State of Louisiana between Trans La      (File No. 1-10042)
          and Louisiana Intrastate Gas Company
          L.L.C. (LIG) dated December 22, 1997
          and effective July 1, 1997

                                                         Page Number or
Exhibit                                            Incorporation by Reference
 Number                Description                             to
-------   -------------------------------------    ---------------------------

10.13(a)  Gas Transportation Agreement between     Exhibit 10.3 of Form 10-Q
          Texas Gas and Western Kentucky Gas       for quarter ended December
          dated November 1, 1993 (Contract no.     31, 1993 (File No. 1-
          T3355, zone 3)                           10042)

10.13(b)  Gas Transportation Agreement between     Exhibit 10.4 of Form 10-Q
          Texas Gas and Western Kentucky Gas       for quarter ended December
          dated November 1, 1993 (Contract no.     31, 1993 (File No. 1-
          T3819, zone 4)                           10042)

10.13(c)  Gas Transportation Agreement between     Exhibit 10.5 of Form 10-Q
          Texas Gas and Western Kentucky Gas       for quarter ended December
          dated November 1, 1993 (Contract no.     30, 1993 (File No. 1-
          N0210, zone 2, Contract no. N0340,       10042)
          zone 3, Contract no. N0435, zone 4)

10.14(a)  Gas Transportation Agreement,            Exhibit 10.17(a) of Form
          Contract No. 2550, dated September 1,    10-K for fiscal year ended
          1993, between Tennessee Gas Pipeline     September 30, 1993 (File
          Company, a division of Tenneco, Inc.     No. 1-10042)
          ("Tennessee Gas") and Western
          Kentucky, Campbellsville Service Area

10.14(b)  Gas Transportation Agreement,            Exhibit 10.17(b) of Form
          Contract No. 2546, dated September 1,    10-K for fiscal year ended
          1993, between Tennessee Gas and          September 30, 1993 (File
          Western Kentucky, Danville Service       No. 1-10042)
          Area

10.14(c)  Gas Transportation Agreement,            Exhibit 10.17(c) of Form
          Contract No. 2385, dated September 1,    10-K for fiscal year ended
          1993, between Tennessee Gas and          September 30, 1993 (File
          Western Kentucky, Greensburg et al       No. 1-10042)
          Service Area

10.14(d)  Gas Transportation Agreement,            Exhibit 10.17(d) of Form
          Contract No. 2551, dated September 1,    10-K for fiscal year ended
          1993, between Tennessee Gas and          September 30, 1993 (File
          Western Kentucky, Harrodsburg Service    No. 1-10042)
          Area

                                                         Page Number or
Exhibit                                            Incorporation by Reference
 Number                Description                             to
-------   -------------------------------------    ---------------------------
10.14(e)  Gas Transportation Agreement,            Exhibit 10.17(e) of Form
          Contract No. 2548, dated September 1,    10-K for fiscal year ended
          1993, between Tennessee Gas and          September 30, 1993 (File
          Western Kentucky, Lebanon Service        No. 1-10042)
          Area

10.15     Gas Service Agreement (Service for       Exhibit 10.5 of Form 10-Q
          Firm Transportation) between Energas     for quarter ended December
          and Westar Transmission Company dated    31, 1996 (File No. 1-
          January 1, 1996                          10042)

10.16     Gas Service Agreement (Service for       Exhibit 10.7 of Form 10-Q
          Firm Transportation) between Westar      for quarter ended December
          Transmission Company and EnerMart        31, 1996 (File No. 1-
          dated January 1, 1996 (Irrigation)       10042)

10.17     Gas Service Agreement (Service for       Exhibit 10.8 of Form 10-Q
          Firm Transportation) between KN          for quarter ended December
          Westex and Enermart Trust dated          31, 1996 (File No. 1-
          January 1, 1996                          10042)

10.18     Gas Sales Agreement (Irrigation)         Exhibit 10.11 of Form 10-Q
          between KN Marketing and EnerMart        for quarter ended December
          Trust dated March 1, 1996                31, 1996 (File No. 1-
                                                   10042)

10.19     Gas Sales Agreement (Swing) between      Exhibit 10.13 of Form 10-Q
          Energas and KN Marketing, dated          for quarter ended December
          January 1, 1996                          31, 1996 (File No. 1-
                                                   10042)

10.20(a)  Operating Agreement between Energas      Exhibit 10.15 of Form 10-Q
          and Westar Transmission Company,         for quarter ended December
          effective December 1, 1996               31, 1996 (File No. 1-10042)

10.20(b)  Gas Transportation Agreement Service     Exhibit 10.4 of Form 10-Q
          Package No. 4272 between United          for quarter ended March
          Cities Gas Company and East              31, 1998 (File No. 1-10042)
          Tennessee Natural Gas Company dated
          November 1, 1993

10.20(c)  Gas Transportation Agreement Service     Exhibit 10.5 of Form 10-Q
          Package No. 4219 between United          for quarter ended March
          Cities Gas Company and Tennessee Gas     31, 1998 (File No. 1-10042)
          Pipeline Company dated November 1,
          1993

10.20(d)  Transportation-Storage Contract          Exhibit 10.6 of Form 10-Q
          (Request 0180) between United Cities     for quarter ended March
          Gas Company and Williams Natural Gas     31, 1998 (File No. 1-10042)
          Company dated October 1, 1993

10.20(e)  Transportation-Storage Contract          Exhibit 10.7 of Form 10-Q
          (Request 0002) between United Cities     for quarter ended March
          Gas Company and Williams Natural Gas     31, 1998 (File No. 1-10042)
          Company dated October 1, 1993

10.20(f)  Service Agreement No. 867760 under       Exhibit 10.8 of Form 10-Q
          Rate Schedule FT between United          for quarter ended March
          Cities Gas Company and Southern          31, 1998 (File No. 1-10042)
          Natural Gas Company dated November
          1, 1993

10.20(g)  Service Agreement No. 867761 under       Exhibit 10.9 of Form 10-Q for
          Rate Schedule FT-NN between United       quarter ended March 31, 1998
          Cities Gas Company and Southern          (File No. 1-10042)
          Natural Gas Company dated November
          1, 1993

          Executive Compensation Plans and
          Arrangements
          -------------------------------------

10.21(a)  *Severance Agreement dated April 1,      Exhibit 10.3 of Form 10-Q
          1995 between the Company and J.          for quarter ended June 30,
          Charles Goodman                          1995 (File No. 1-10042)

10.21(b)  *Form of Atmos Energy Corporation
          Change in Control Severance
          Agreement--Tier I

10.21(c)  *Form of Atmos Energy Corporation
          Change in Control Severance
          Agreement--Tier II

                                                         Page Number or
Exhibit                                            Incorporation by Reference
 Number                Description                             to
-------   -------------------------------------    ---------------------------

10.22(a)  *Atmos Energy Corporation Mini-Med       Exhibit 10.22 of Form 10-K
          Plan, as restated effective July 1,      for fiscal year ended
          1996                                     September 30, 1996 (File
                                                   No. 1-10042)

10.22(b)  *Amendment No. One to the Atmos
          Energy Corporation Mini-Med Plan

10.23     *Atmos Energy Corporation Deferred       Exhibit 10(x) of Form 10-K
          Compensation Plan for Outside            for fiscal year ended
          Directors                                September 30, 1992 (File
                                                   No. 1-10042).

10.24(a)  *Atmos Energy Corporation Retirement     Exhibit 10(y) of Form 10-K
          Plan for Outside Directors               for fiscal year ended
                                                   September 30, 1992 (File
                                                   No. 1-10042)

10.24(b)  *Amendment No. 1 to the Atmos Energy     Exhibit 10.2 of Form 10-Q
          Corporation Retirement Plan for          for quarter ended December
          Outside Directors                        31, 1996 (File No. 1-
                                                   10042)

10.25(a)  *Description of Car Allowance            Exhibit 10.26(a) of Form
          Payments                                 10-K for fiscal year ended
                                                   September 30, 1993 (File
                                                   No. 1-10042)

10.25(b)  *Description of Financial and Estate     Exhibit 10.25(b) of Form
          Planning Program                         10-K for fiscal year ended
                                                   September 30, 1997 (File
                                                   No. 1-10042)

10.25(c)  *Description of Sporting Events          Exhibit 10.26(c) of Form
          Program                                  10-K for fiscal year ended
                                                   September 30, 1993 (File
                                                   No. 1-10042)

                                                         Page Number or
Exhibit                                            Incorporation by Reference
 Number                Description                             to
-------   --------------------------------------   -----------------------------

10.26     *Atmos Energy Corporation
          Supplemental Executive Benefits
          Plan, Amended and Restated in its
          Entirety August 12, 1998

10.27     *Atmos Energy Corporation                Exhibit 10.27 of Form 10-K
          Restricted Stock Grant Plan              for fiscal year ended
          (Amended and Restated as of              September 30, 1997 (File
          November 12, 1997)                       No. 1-10042)

10.28     *Atmos Energy Corporation Outside        Exhibit 10.28 of Form 10-K
          Directors Stock-for-Fee Plan             fiscal year ended
          (Amended and Restated as of              September 30, 1997 (File
          November 12, 1997)                       No. 1-10042)

10.29     *Atmos Energy Corporation                Exhibit 10.4 of Form 10-Q
          Executive Annual Performance             for quarter ended
          Bonus Plan (Amended and Restated         December 31, 1996
          as of November 13, 1996)                 (File No. 1-10042)

10.30(a)  *Consulting Agreement between the        Exhibit 10.2 of Form 10-Q
          Company and Charles K. Vaughan,          for quarter ended June 30,
          effective October 1, 1994                1997 (File No. 1-10042)

10.30(b)  *Amendment No. 1 to Consulting           Exhibit 10.3 of Form
          Agreement between the Company and        10-Q for quarter ended
          Charles K. Vaughan, dated May 14,        June 30, 1997 (File No.
          1997                                     1-10042)

10.30(c)  *Amendment No. 2 to Consulting
          Agreement between the Company and
          Charles K. Vaughn, dated August 12,
          1998

10.31(a)  *Atmos Energy Corporation                Exhibit 10.31 of Form
          Executive Retiree Life Plan              10-K for fiscal year ended
                                                   September 30, 1997 (File
                                                   No. 1-10042)

                                                         Page Number or
Exhibit                                            Incorporation by Reference
 Number                Description                             to
-------   -------------------------------------    ---------------------------

10.31(b)  *Amendment No. 1 to The Atmos Energy     Exhibit 10.31(a) of Form
          Corporation Executive Retiree Life       10-K for fiscal year ended
          Plan                                     September 30, 1997 (File
                                                   No. 1-10042)

10.32     *Atmos Energy Corporation Performance-
          Based Supplemental Executive
          Benefits Plan, Effective Date
          August 12, 1998.

10.33     *Atmos Energy Corporation Executive
          Nonqualified Deferred Compensation
          Plan.

11        Not applicable

12        Not applicable

13        Financial Review section of the
          Company's 1998 Annual Report to
          Shareholders (with exception of the
          information incorporated by reference
          included in Part I and Part II
          hereof, the 1998 Annual Report to
          Shareholders is not deemed filed or
          part of this Form 10-K)

16        Not applicable

18        Not applicable

          Other Exhibits, as indicated
          ----------------------------

21        Subsidiaries of the registrant

22        Not applicable

23.1      Consent of independent auditor,
          Ernst & Young LLP

23.2      Consent of independent public
          accountants, Arthur Andersen LLP

24        Power of Attorney                        Signature page of Form 10-K
                                                   for fiscal year ended
                                                   September 30, 1998

27        Financial Data Schedule for Atmos for
          year ended September 30, 1998

   -------------------------------------
   *This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."