Form 10-Q
period 1998-12-31
ATMOS ENERGY CORP
filed 1999-02-12
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                           FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

Number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 1999.

                Class                         Shares Outstanding
                -----                         ------------------
             No Par Value                         30,653,887


PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                    ATMOS ENERGY CORPORATION
       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         (In thousands)

                                      December 31,  September 30,
                                          1998           1998
                                     -------------  -------------
ASSETS
Property, plant and equipment           $1,466,670     $1,446,420
  Less accum. depreciation and amort.      542,466        528,560
                                        ----------     ----------
  Net property, plant and equipment        924,204        917,860
Current assets
  Cash and cash equivalents                 14,720          4,735
  Accounts receivable, net                 118,309         34,887
  Inventories of supplies and mdse.         14,815         15,219
  Gas stored underground                    49,746         48,909
  Prepayments                                3,508          3,630
                                        ----------     ----------
    Total current assets                   201,098        107,380
Deferred charges and other assets          120,751        116,150
                                        ----------     ----------
                                        $1,246,053     $1,141,390
                                        ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
  Common stock                          $      153     $      152
  Additional paid-in capital               278,174        271,637
  Retained earnings                        106,509         99,369
                                        ----------     ----------
    Total shareholders' equity             384,836        371,158
Long-term debt                             390,426        398,548
                                        ----------     ----------
Total capitalization                       775,262        769,706
Current liabilities
  Current maturities of long-term debt      17,961         57,783
  Notes payable                            167,994         66,400
  Accounts payable                          80,786         44,742
  Taxes payable                             12,783         12,736
  Customers' deposits                       11,470         12,029
  Other current liabilities                 25,363         30,369
                                        ----------     ----------
    Total current liabilities              316,357        224,059
Deferred income taxes                       82,393         80,213
Deferred credits and other liabilities      72,041         67,412
                                        ----------     ----------
                                        $1,246,053     $1,141,390
                                        ==========     ==========

See accompanying notes to condensed consolidated financial statements.


                   ATMOS ENERGY CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (In thousands, except per share data)

                                  Three months ended December 31,
                                  -------------------------------
                                    1998                   1997
                                  --------               --------
Operating revenues                $210,227               $295,331
Purchased gas cost                 119,019                195,730
                                  --------               --------
  Gross profit                      91,208                 99,601

Operating expenses
  Operation                         35,878                 36,041
  Maintenance                        2,671                  2,481
  Depreciation and amortization     13,600                 11,908
  Taxes, other than income           7,371                  8,219
                                  --------               --------
    Total operating expenses        59,520                 58,649
                                  --------               --------
Operating income                    31,688                 40,952

Other income                         1,720                    763

Interest charges, net                9,073                  9,309
                                  --------               --------
Income before income taxes          24,335                 32,406

Income taxes                         8,955                 12,284
                                  --------               --------
Net income                        $ 15,380               $ 20,122
                                  ========               ========
Basic net income per share        $    .51               $    .68
                                  ========               ========
Diluted net income per share      $    .50               $    .68
                                  ========               ========
Cash dividends per share          $   .275               $   .265
                                  ========               ========
Weighted average
  shares outstanding:

    Basic                           30,273                 29,569
                                  ========               ========
    Diluted                         30,516                 29,749
                                  ========               ========






See accompanying notes to condensed consolidated financial statements.


                    ATMOS ENERGY CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)
                         (In thousands)

                                             Three months ended
                                                 December 31,
                                            --------------------
                                              1998        1997
                                            --------    --------
Cash Flows From Operating Activities
  Net income                               $  15,380    $ 20,122
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
    Depreciation and amortization
      Charged to depreciation and
        amortization                          13,600      11,908
      Charged to other accounts                1,020         801
    Deferred income taxes                      2,180        (173)
    Net change in operating assets and
      liabilities                            (53,027)    (48,476)
                                            --------    --------
    Net cash used by operating activities    (20,847)    (15,818)

Cash Flows From Investing Activities
  Capital expenditures                       (19,900)    (24,525)
  Retirements of property, plant and
    equipment                                 (1,064)        197
                                            --------    --------
    Net cash used in investing activities    (20,964)    (24,328)

Cash Flows From Financing Activities
  Net increase in notes payable              101,594      51,807
  Cash dividends paid                         (8,392)     (7,890)
  Repayment of long-term debt                (47,944)     (6,126)
  Issuance of common stock                     6,538       5,390
                                            --------    --------
    Net cash provided by
      financing activities                    51,796      43,181
                                            --------    --------
Net increase in cash and cash equivalents      9,985       3,035
Cash and cash equivalents at beginning
  of period                                    4,735       6,016
                                            --------    --------
Cash and cash equivalents at end
  of period                                 $ 14,720    $  9,051
                                            ========    ========


See accompanying notes to condensed consolidated financial statements.


                    ATMOS ENERGY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)
                       DECEMBER 31, 1998


1.   Unaudited interim financial information

     In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other factors, the results of operations for the three-month period ended December 31, 1998 are not indicative of expected results of operations for the year ending September 30, 1999. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation ("Atmos" or the "Company") in its 1998 Annual Report on Form 10-K. The condensed consolidated balance sheet of Atmos as of December 31, 1998, the related condensed consolidated statements of income for the three-months ended December 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the three-months ended December 31, 1998 and 1997, included herein have been subjected to a review by Ernst & Young LLP, the Company's independent accountants, whose review report is included herein.

     Common stock - As of December 31, 1998, the Company had 75,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 30,624,356 shares outstanding. At September 30, 1998, the Company had 30,398,319 shares outstanding.

2.   Rates

     The Company's ratemaking activity over the three-year period ended September 30, 1998 was discussed in Note 3 of notes to consolidated financial statements in the Company's Form 10-K for the year ended September 30, 1998. The status of ratemaking activity has not changed since September 30, 1998.

3.   Contingencies

     For a review of the status of the Company's litigation and environmental matters as of September 30, 1998, please refer to
Note 5 of notes to consolidated financial statements in the Company's Form 10-K for the year ended September 30, 1998. Material contingencies and new developments since September 30, 1998 are discussed below.

Litigation

     In November 1997, a jury in Plaquemine, Louisiana awarded Brian L. Heard General Contractor, Inc., ("Heard") a total of $177,929 in actual damages and $15.0 million in punitive damages resulting from a lawsuit by Heard against the Trans La Division, the successor in interest to Oceana Heights Gas Company, which the Company acquired in November 1995. The trial judge also awarded interest on the total judgment amount. The claims are for events that occurred prior to the time Atmos acquired Oceana Heights Gas Company. Heard claimed damages associated with delays he allegedly incurred in constructing a sewer system in Iberville Parish, Louisiana. Heard filed the suit against the Trans La Division and two other defendants, alleging that gas leaks had caused delays in Heard's completion of a sewer project, resulting in lost business opportunities for the contractor during 1994.

     The jury awarded punitive damages under a prior Louisiana statute that allowed punitive damages to be awarded in cases involving hazardous substances, which, as defined in the statute, included natural gas. Although not retroactive, the Louisiana legislature repealed the statute in 1996. The Company has appealed the verdict and intends to aggressively pursue obtaining reversal of the judgment. However, the Company cannot assess, at this time, the likelihood of the judgment being reversed on appeal. The Company is in the process of reviewing its insurance coverage with respect to this case. To date, the insurance companies have denied coverage and one company has filed a declaratory action to determine its obligations under the policy. The Company does not expect the final outcome of this case to have a material adverse effect on the financial condition, the results of operations or cash flows of the Company, because in the Company's opinion, it is more likely than not that the amount of punitive damages ultimately awarded will be substantially reduced.

     In Colorado, the Greeley Division is a defendant in several lawsuits filed as a result of a fire in a building in Steamboat Springs, Colorado on February 3, 1994. The plaintiffs claim that the fire resulted from a leak in a severed gas service line owned by the Greeley Division. On January 12, 1996, the jury awarded the plaintiffs approximately $2.5 million in compensatory damages and approximately $2.5 million in punitive damages. The jury assessed the Company with liability for all of the damages awarded. The Company appealed the judgment to the Colorado Court of Appeals.
On June 11, 1998, the Colorado Court of Appeals reversed the trial court verdict and ordered a new trial. The plaintiffs appealed the case to the Colorado Supreme Court, but on January 11, 1999, the Court declined to hear the plaintiff's petition. The Company does not expect the final outcome of this case to have a material adverse effect on the financial condition, the results of operations or the cash flows of the Company because the Company believes it has adequate insurance and reserves to cover any damages that may ultimately be awarded.

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

Guarantees

     The Company's wholly-owned subsidiary, UCG Energy, and Woodward Marketing, Inc. ("WMI"), sole members of Woodward Marketing, L.L.C. ("WMLLC"), act as guarantors of up to $12.5 million of balances outstanding under a $30.0 million bank credit facility for WMLLC. UCG Energy guarantees the payment of up to $5.6 million of borrowings under this facility. A balance of $8.0 million was outstanding under this credit facility at December 31, 1998. UCG Energy and WMI also act as joint and several guarantors on certain accounts payable for gas purchases. UCG Energy has agreed to guarantee payables of WMLLC up to $40.0 million of natural gas purchases and transportation services from suppliers. WMLLC payable balances outstanding that were subject to these guarantees amounted to $16.3 million at December 31, 1998.

Environmental Matters

     Atmos is the owner or previous owner of manufactured gas plant sites which were used to supply gas prior to availability of natural gas. The gas manufacturing process resulted in certain by-products and residual materials including coal tar. The manufacturing process used by the Company was an acceptable and satisfactory process at the time such operations were being conducted. Under current environmental protection laws and regulations, the Company may be responsible for response actions with respect to such materials, if response actions are necessary.

     Atmos, through its United Cities Division, owns or owned former manufactured gas plant sites in Johnson City and Bristol, Tennessee and Hannibal, Missouri. United Cities Gas Company ("UCGC") and the Tennessee Department of Environment and Conservation entered into a consent order effective January 23, 1997, for the purpose of facilitating the investigation, removal and remediation of the Johnson City site. UCGC began the implementation of the consent order in the first calendar quarter of 1997.

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

     On July 22, 1998, Atmos entered into an Abatement Order on Consent with the Missouri Department of Natural Resources addressing the former manufactured gas plant located in Hannibal, Missouri. Atmos, through its United Cities Division, agreed in the order to perform a removal action, a subsequent site evaluation and to reimburse the response costs incurred by the state of Missouri in connection with the property. The removal action was conducted and completed in August 1998 and the site evaluation will be completed in 1999. The Company has requested an Accounting Authority Order from the Missouri Public Service Commission ("MSPC") that would authorize it to defer its response costs related to the Hannibal site. On July 7, 1998, the MPSC Staff recommended that the MPSC approve the application.

     As of December 31, 1998, the Company had incurred and deferred for recovery $1.1 million, including $258,000 related to an insurance recoverability study for all the manufactured gas sites, and $750,000 associated with the preliminary survey and invasive study of the Johnson City, Hannibal and Bristol sites.

     Atmos is currently conducting an investigation pursuant to a Consent Order between the Kansas Department of Health and Environment and UCGC. The Order provides for the investigation, and a possible response action, for mercury contamination at gas pipeline sites which utilize or formerly utilized mercury meter equipment in Kansas. As of December 31, 1998, the Company had identified approximately 720 sites where mercury may have been used and had incurred and deferred $100,000 for recovery. In addition, based upon available current information, the Company accrued and deferred for recovery an additional $280,000 for the investigation of these sites. The Kansas Corporation Commission has authorized the Company to defer these costs and seek recovery in a future rate case.

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

4.   Short-term debt

     At December 31, 1998, the Company had committed, short-term, unsecured bank credit facilities totaling $262.0 million, of which $240.0 million was unused. The Company also had aggregate uncommitted lines of credit totaling $80.0 million, of which $46.8 million was unused.

     The Company implemented a $250.0 million commercial paper program in October 1998. It is supported by a $250.0 million short-term, unsecured credit facility. At December 31, 1998, the Company had $112.8 million of commercial paper outstanding.

5.   Statements of cash flows

     Supplemental disclosures of cash flow information for the three-month periods ended December 31, 1998 and 1997 are presented below.

                                    Three months ended
                                       December 31,
                                  ---------------------
                                   1998           1997
                                  ------         ------
                                      (In thousands)
Cash paid for
  Interest                       $12,275        $12,685
  Income taxes                     3,983            211

6.   Earnings per share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Reconciliations of the numerators and denominators of the basic and diluted per-share computations for net income for the three months ended December 31, 1998 are as follows:

                                  For the three months ended
                                      December 31, 1998
                              -----------------------------------
                                 Income       Shares    Per-Share
                              (Numerator) (Denominator)   Amount
                              ----------- ------------- ---------
                         (In thousands, except per share amounts)
Basic EPS:
  Income available to
    common stockholders          $15,380      30,273        $.51
                                                            =====
Effect of dilutive securities:
  Restricted stock                     -         228
  Stock options                        -          15
                                 -------      ------
Diluted EPS:
  Income available to
    common stockholders and
    assumed conversions          $15,380      30,516        $.50
                                 =======      ======        =====


INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of December 31, 1998, and the related condensed consolidated statements of income and cash flows for the three-month periods ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at December 31, 1998, and for the three-month periods ended December 31, 1998 and 1997 for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Atmos Energy Corporation as of September 30, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated November 10, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                 ERNST & YOUNG LLP

February 10, 1999
Dallas, Texas


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Introduction

     The following discussion should be read in conjunction with the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q and Management's Discussion and Analysis contained in the Company's 1998 Annual Report to Shareholders and the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

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

Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995

     The matters discussed or incorporated by reference in this Quarterly Report may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements, regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report or in any of the Company's other documents or oral presentations, the words "anticipate," "expect," "estimate," "plans," "believes," "objective," "forecast," "goal" or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company's operations, markets, services, rates, recovery of costs, availability of gas supply, and other factors. These risks and uncertainties include, but are not limited to, national, regional and local economic and competitive conditions, regulatory and business trends and decisions, technological developments, Year 2000 issues, inflation rates, weather conditions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

     Accordingly, while the Company believes that the expectations reflected in the forward-looking statements are reasonable, there can be no assurance that such expectations will be realized or will approximate actual results.

Ratemaking Activity

     As of December 31, 1998, the Company did not have any general rate cases currently pending. The Trans La Division does have a hearing scheduled before the Louisiana Public Service Commission in April 1999 for the Louisiana Commission to consider the Trans La Division's rate of return.


Year 2000 issues

     The Year 2000 issues arose because many computer systems and software applications as well as embedded computer chips in plant and equipment currently in use were constructed using an abbreviated date field that eliminates the first two digits of the year. On January 1, 2000, these systems, applications and embedded computer chips may incorrectly recognize the date as January 1, 1900. Accordingly, many computer systems and software applications, as well as embedded chips, may incorrectly process financial and operating information or fail to process such information completely. The Company recognized this problem and is addressing its potential effects on its computer systems, software applications and plant and equipment.

State of readiness

     In October 1996, the Company established its Year 2000 Project Team with the mission of ensuring that all critical systems, facilities and processes are identified, analyzed for Year 2000 compliance, corrected if necessary, and tested if changes are necessary. The Year 2000 Project Team is headed by an officer of the Company and consists of representatives from all business units and shared services units of the Company. The Company, including all of its departments and business units, has a Year 2000 strategy in place and has begun the implementation of the Year 2000 plan to manage and minimize risks associated with the Year 2000 issues.

     The Company has also obtained an assessment from an independent consulting firm, who specializes in such matters, of the risks posed for the Company and its business units by the Year 2000 issues, including an assessment of its risks in every area involving the use of computer technology and an assessment of the business and legal risks created for the Company by the Year 2000 issues. Such assessment also includes the risks associated with the Company's embedded technologies such as micro-controllers or microchips embedded in non-information technology-related equipment.
     With respect to information technology ("IT") systems, the Company has conducted an inventory of and is evaluating and reviewing its application software on all platforms such as the mainframe, local area network and personal computers. Concerning non-IT systems, including embedded technology, the Company has conducted an inventory of and is reviewing and evaluating all of its telecommunications, security access and building control systems, forms, reports and other business processes and activities as well as the equipment and facilities utilized in the Company's gas distribution and storage systems. In addition, several members of the Year 2000 Project Team have completed training on an American Gas Association-sponsored database relating to testing of embedded technology. This database will help expedite the review and compliance efforts related to embedded technology.

     The Company's Year 2000 plan includes specific timetables for the following categories of tasks for each of its shared services units and business units with respect to both IT systems and embedded technology as follows:

     -Identification of Year 2000 issues--substantially
      completed;
     -Prioritization of Year 2000 issues-substantially
      completed
     -Estimation of total Year 2000-related costs--substantially completed;
     -Implementation of Year 2000 solutions--in process and to be completed by May 31, 1999;
     -Testing of Year 2000 solutions--in process and to be
      completed by September 30, 1999;
     -Certification of Year 2000 compliance by third party vendors and suppliers--in process and to be completed by September 30, 1999;
     -Monitoring of all systems for changes in current systems that would require changes in Year 2000 plan--in process and to be completed by September 30, 1999;
     -Development of Year 2000 contingency plans--in process and to be completed by March 31, 1999; and
     -Final Year 2000 tests--to be conducted starting September
      30, 1999.

     The Company is also currently in the process of conducting an inventory and review of computer systems provided by outside vendors. The Year 2000 Project Team is contacting all vendors to coordinate their Year 2000 compliance schedules with those of the Company. The Company is requiring vendors who provide mission critical goods or services to submit to the Company their compliance plans and to certify compliance in order to continue to do business with the Company. As discussed, the Company is also in the process of testing vendor products that provide mission critical goods or services to ensure their Year 2000 compliance. In addition, the Company has identified its key suppliers, including gas suppliers, and is communicating with them for the purpose of evaluating the status of their solutions to their respective Year 2000 issues. The expected date of completion of these procedures is September 30, 1999.

Costs to address Year 2000 issues

     As of December 31, 1998, the Company had incurred a total of approximately $300,000 in fees and expenses in connection with its Year 2000 efforts. The Company currently expects to spend no more than $1.0 million directly on its Year 2000 efforts by December 31, 1999. As part of its normal systems upgrade in the ordinary course of business, the Company is in the process of replacing its customer information system, accounting and financial reporting system, and human resources system with systems that happen to be Year 2000 compliant. However, the installation of these systems was not accelerated in an attempt to deal with the Year 2000 issues.

Risks of Year 2000 issues and contingency plans

     The Company has identified what it believes are its most reasonably likely worst case Year 2000 scenarios. These scenarios are (i) interference with the Company's ability to receive and deliver gas to customers; (ii) interference with the Company's ability to communicate with customers; and (iii) the temporary inability to send invoices to and receive payments from customers.

     The most reasonably likely worst case scenario associated with the Year 2000 issues is the Company's inability to continue to transport and distribute gas to its customers without interruption. In the event the Company and/or its suppliers and vendors are unable to remediate the Year 2000 issues prior to January 1, 2000, operations of the Company could be significantly impacted. In order to address this worst case scenario, the Company is developing contingency plans to continue operations through manual intervention and other procedures should it become necessary to do so. Such procedures are expected to include back-up power supply for its critical distribution and storage operations and, if necessary, curtailment of supply. The Company's storage capacity could be used to supplement system supply in the event its suppliers can not make deliveries. The Company expects to complete its operational contingency plans by March 31, 1999.

     With respect to the communications with customers, which is heavily reliant on services provided by third parties, the Company is in the process of evaluating Year 2000 compliance by such third parties and will be developing contingency plans to address any worst case scenarios that may be determined after such evaluations are complete. Concerning the billing and payment systems, as previously discussed, the Company is in the process of replacing its customer information system, accounting and financial reporting system, and human resources system with systems that are Year 2000 compliant, which should substantially diminish the risk of Year 2000 issues. Nevertheless, the Company will be developing contingency plans by March 31, 1999 in case the billing and payment systems prove not to be Year 2000 compliant.

     Despite the Company's efforts, there can be no assurance that all material risks associated with Year 2000 issues relating to systems within its control will have been adequately identified and corrected before the end of 1999. However, as the result of its Year 2000 plan and the replacement of the customer information system, accounting and financial reporting system, and human resources system in 1999, the Company does not believe that in the aggregate, Year 2000 issues with respect to both its own IT and non-IT systems will be material to its business, operations or financial condition. On the other hand, while the Company is in the process of researching the Year 2000 readiness of its suppliers and vendors, the Company can make no representation regarding the Year 2000 compliance status of systems or parties outside its control, and currently cannot assess the effect on it of any non-compliance by such systems or parties.

     All statements concerning Year 2000 issues other than historical statements, including, without limitation, estimated costs and the projected timetable of Year 2000 compliance, constitute "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements should be read in conjunction with the Company's disclosures under the heading "Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995" at the beginning of Management's Discussion and Analysis.

Weather and Seasonality

     The Company's natural gas and propane distribution businesses are seasonal due to weather conditions in the Company's service areas. Sales are affected by winter heating season requirements. Sales to agricultural customers (who use natural gas as fuel in the operation of irrigation pumps during the period from April through September) are affected by rainfall amounts. These factors generally result in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Weather for the three months ended December 31, 1998 was 15% warmer than normal and 22% warmer than weather in the corresponding period of the prior year. This caused total throughput to decrease 9.3 billion cubic feet ("Bcf") or 14%. The Company has weather normalization adjustments ("WNAs") in Georgia and Tennessee, where it serves approximately 170,000 customers or approximately 17% of the Company's total customers and revenues. The WNAs increase the base rate when weather is warmer than normal and decrease it when weather is colder than normal. The effect of the WNAs was to increase revenues approximately $2.0 million for the three months ended December 31, 1998, as compared with a decrease of approximately $1.6 million for the three months ended December 31, 1997. The Company does not have WNAs in its other service areas.

FINANCIAL CONDITION

     For the three months ended December 31, 1998 net cash used by operating activities totaled $20.8 million compared with $15.8 million for the three months ended December 31, 1997. Net income decreased $4.7 million to $15.4 million for the three months ended December 31, 1998 from $20.1 million for the three months ended December 31, 1997. Depreciation and amortization increased $1.9 million in 1998 because of utility property additions placed in service during the past year. Net operating assets and liabilities increased $53.0 million for the three months ended December 31, 1998 compared with an increase of $48.5 million for the three months ended December 31, 1997. This increase in net operating assets and liabilities resulted primarily from the large fluctuations in accounts receivable and accounts payable that occur when entering and leaving the winter or heating season.

     Major cash flows used in investing activities for the three months ended December 31, 1998 included capital expenditures of $19.9 million compared with $24.5 million for the three months ended December 31, 1997. The capital expenditures budget for fiscal 1999 is currently $86.8 million, including $7.9 million for completing the Customer Service Initiative ("CSI"), as compared with actual capital expenditures of $135.0 million in fiscal 1998. Other budgeted capital projects include major expenditures for mains, services, meters, vehicles and computer software and equipment. The CSI project includes a new Customer Information System, a call center, and related business process and infrastructure changes which are planned to be placed in operation in fiscal 1999. These expenditures will be financed from internally generated funds and financing activities.

     For the three months ended December 31, 1998, cash flows provided by financing activities amounted to $51.8 million as compared with $43.2 million for the three months ended December 31, 1997. During the three-month period, commercial paper and notes payable to banks increased $101.6 million, as compared with an increase of $51.8 million in the three months ended December 31, 1997, due to short-term borrowings for repayment of $40.0 million of long-term notes due in November 1998 and seasonal factors. Payments of long-term debt totaled $47.9 million for the three months ended December 31, 1998, as compared with $6.1 million for the three months ended December 31, 1997. The Company paid $8.4 million in cash dividends during the three months ended December 31, 1998, compared with dividends of $7.9 million paid during the three months ended December 31, 1997. This reflects increases in the quarterly dividend rate and in the number of shares outstanding. In the three months ended December 31, 1998, the Company issued 226,037 shares of common stock. The following table presents the number of shares issued under the various plans for the three-month periods ended December 31, 1998 and 1997.

                                              Three months ended
                                                 December 31,
                                            ---------------------
                                              1998         1997
                                            --------     --------

Shares issued:
  Restricted Stock Grant Plan                 60,000      111,250
  Employee Stock Ownership Plan               20,892       16,649
  Direct Stock Purchase Plan                 143,458       68,169
  Outside Directors Stock-for-Fee Plan           437          630
  United Cities Long-term Stock Plan           1,250       11,800
                                             -------      -------
    Total shares issued                      226,037      208,498
                                             =======      =======
     The Company believes that internally generated funds, its short-term credit facilities, commercial paper program and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 1999. At December 31, 1998 the Company had $262.0 million in committed short-term credit facilities, $240.0 million of which was unused. The committed lines of credit are renewed or renegotiated at least annually. At December 31, 1998, the Company also had $80.0 million of uncommitted short-term lines of credit, of which $46.8 million was unused. At December 31, 1998, the Company had $112.8 million outstanding under the $250.0 million commercial paper program. The Company's commercial paper is rated A-2 by Standard and Poor's and P-2 by Moody's.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998, COMPARED WITH THREE MONTHS
ENDED DECEMBER 31, 1997

     Operating revenues decreased by 29% to $210.2 million for the three months ended December 31, 1998 from $295.3 million for the three months ended December 31, 1997. The most significant factor contributing to the decrease in operating revenues was a 19% decrease in sales volumes. During the quarter ended December 1998, temperatures were 22% warmer than in the corresponding quarter of the prior year, and were 15% warmer than the 30-year normal weather for the quarter. The total volume of gas sold and transported for the three months ended December 31, 1998 was 55.3 billion cubic feet ("Bcf") compared with 64.6 Bcf for the three months ended December 31, 1997. Decreased sales due to warmer weather were partially offset by weather normalization adjustments in Tennessee and Georgia, which provided approximately $2.0 million of additional revenues as compared with a reduction of $1.6 million in the quarter ended December 31, 1997. The average sales price per Mcf sold decreased $.71 to $4.73 primarily due to a decrease in the average cost of gas. The average cost of gas per Mcf sold decreased 24% to $2.84 for the three months ended December 31, 1998 from $3.76 for the three months ended December 31, 1997 due to increased supply availability in the current market.

     Gross profit decreased by 8% to $91.2 million for the three months ended December 31, 1998, from $99.6 million for the three months ended December 31, 1997. The decrease in gross profit was primarily due to the decrease in volumes sold to weather sensitive customers. Changes in cost of gas do not directly affect gross profit.

     Operating expenses increased 1% to $59.5 million for the three months ended December 31, 1998 from $58.6 million for the three months ended December 31, 1997. The major factor contributing to the increase in operating expenses in the quarter ended December 31, 1998 was increased depreciation as a result of additional utility plant placed in service in the past year. The decrease in taxes other than income taxes was related to taxes on decreased revenues and payroll taxes related to the reduced labor force. Operating income decreased 23% for the three months ended December 31, 1998 to $31.7 million from $41.0 million for the three months ended December 31, 1997. The decrease in operating income resulted primarily from decreased operating revenues, as mentioned above.

     Other income increased $1.0 million for the three months ended December 31, 1998 compared with the three months ended December 31, 1997 primarily due to an increase in the earnings from the Company's 45% interest in Woodward Marketing LLC.

     Propane statistics for the three months ended December 31, 1998 and 1997 are included in the "Consolidated Operating Statistics" table which appears at the end of Management's Discussion and Analysis. The propane operations sold 6.1 million gallons of propane for the three months ended December 31, 1998, as compared with 8.3 million gallons for the three months ended December 31, 1997. The decrease of $3.1 million in propane revenues for the three months ended December 31, 1998 compared with the same period last year was the result of a combination of factors including exiting the propane transportation business, 24% warmer weather and a lower average sales price due to comparatively lower cost of supply. Propane customers at December 31, 1998 increased 9,336, or 32%, as compared with December 31, 1997.

     Income taxes decreased $3.3 million in the quarter ended
December 31, 1998 compared with the corresponding quarter of the prior year due to decreased pre-tax income.

     Net income decreased for the three months ended December 31, 1998 by $4.7 million to $15.4 million from $20.1 million for the three months ended December 31, 1997. This decrease in net income resulted primarily from the decrease in sales volumes due to unusually warm winter weather, as discussed above.



                    ATMOS ENERGY CORPORATION
               CONSOLIDATED OPERATING STATISTICS

                                            Three months ended
                                               December 31,
                                          -----------------------
                                             1998         1997
                                           ---------    ---------
METERS IN SERVICE, end of period
  Residential                                902,284      885,726
  Commercial                                  94,976       95,576
  Public authority and other                   6,552        4,837
  Industrial (including agricultural)         16,247       17,091
                                           ---------    ---------
    Total meters                           1,020,059    1,003,230
  Propane customers                           38,741       29,405
                                           ---------    ---------
    Total                                  1,058,800    1,032,635
                                           =========    =========
Sales volumes -- MMcf(1)
  Residential                                 21,114       26,466
  Commercial                                  10,126       12,549
  Public authority and other                   2,193        1,884
  Industrial (including agricultural)          7,439        9,334
                                             -------       ------
    Total                                     40,872       50,233
Transportation volumes -- MMcf(1)             14,438       14,341
                                             -------       ------
TOTAL THROUGHPUT - MMcf (1)                   55,310       64,574
                                             =======       ======
Propane - Gallons (000's)                      6,138        8,311
                                             =======       ======
OPERATING REVENUES (000's)
Gas sales revenues
  Residential                               $111,209     $155,111
  Commercial                                  47,294       69,217
  Public authority and other                   9,119        8,950
  Industrial (including agricultural)         25,780       40,111
                                           --------     --------
    Total gas sales revenues                 193,402      273,389
Transportation revenues                        6,805        6,835
Other gas revenues                             1,207        1,842
                                           --------     --------
    Total utility revenues                   201,414      282,066
Non-utility revenues
  Propane revenues                             7,295       10,443
  Other revenues                               1,518        2,822
                                            --------     --------
    Total non-utility revenues                 8,813       13,265
                                           --------     --------
Total operating revenues                    $210,227     $295,331
                                           ========     ========
Average gas sales revenues per Mcf          $   4.73     $   5.44
Average transportation revenue per Mcf      $    .47     $    .48
Average cost of gas per Mcf sold            $   2.84     $   3.76

(1) Volumes are reported as metered in million cubic feet
("MMcf").


                    ATMOS ENERGY CORPORATION
               CONSOLIDATED OPERATING STATISTICS
                          (continued)

                      HEATING DEGREE DAYS

                                           Three months ended
                       Weather                December 31,
                      Sensitive         -------------------------
Service Area         Customers %        1998      1997     Normal
----------------     -----------        -----     -----    ------
Energas                  30%            1,232     1,632     1,402
Trans La                  8%              530       796       661
Western Kentucky         18%            1,300     1,713     1,613
Greeley Gas              20%            1,899     2,157     2,133
United Cities            24%            1,131     1,565     1,420
                        ----
System Average          100%            1,284     1,655     1,517


Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk

All of the Company's long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At December 31, 1998, the Company is not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.


PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

See Note 3 of notes to consolidated financial statements herein for a description of legal proceedings.

Item 5. Other Information

David L. Bickerstaff, Vice President and Controller, resigned from his position with the Company in December 1998 to pursue career opportunities outside the Company. Donald P. Burman, Treasurer, accepted the new position of Assistant Controller. This officer's duties will include directing the daily operations of the Accounting Department. J. Patrick Reddy, Vice President, Corporate Development, accepted the position of Treasurer.

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

                                      ATMOS ENERGY CORPORATION
                                            (Registrant)



Date:  February 12, 1999      By:    /s/  DONALD P. BURMAN
                                   ------------------------------
                                          Donald P. Burman
                                        Assistant Controller
                                   (Chief Accounting Officer and
                                     duly authorized signatory)


                        EXHIBITS INDEX
                           Item 6(a)

Exhibit                                             Page
Number   Description                                Number
-------  -----------                                -------

15       Letter regarding unaudited interim
         financial information

27       Financial Data Schedule for Atmos Energy
         Corporation for the three months ended
         December 31, 1998