Form 10-Q
period 1999-03-31
ATMOS ENERGY CORP
filed 1999-05-13
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                           FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999.

                Class                         Shares Outstanding
                -----                         ------------------
             No Par Value                         30,868,815


PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                    ATMOS ENERGY CORPORATION
       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         (In thousands)

                                       March 31,    September 30,
                                          1999           1998
                                     -------------  -------------
ASSETS
Property, plant and equipment          $1,495,381      $1,446,420
  Less accum. depreciation and amort.     553,836         528,560
                                       ----------      ----------
  Net property, plant and equipment       941,545         917,860
Current assets
  Cash and cash equivalents                14,609           4,735
  Accounts receivable, net                100,387          34,887
  Inventories of supplies and mdse.        14,710          15,219
  Gas stored underground                   24,493          48,909
  Prepayments                               3,007           3,630
                                       ----------      ----------
    Total current assets                  157,206         107,380
Deferred charges and other assets         122,912         116,150
                                       ----------      ----------
                                       $1,221,663      $1,141,390
                                       ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
  Common stock                         $      154      $      152
  Additional paid-in capital              283,152         271,637
  Retained earnings                       126,716          99,369
  Treasury stock                              (91)              -
                                       ----------      ----------
    Total shareholders' equity            409,931         371,158
Long-term debt                            386,640         398,548
                                       ----------      ----------
    Total capitalization                  796,571         769,706
Current liabilities
  Current maturities of long-term debt     18,996          57,783
  Notes payable                           112,147          66,400
  Accounts payable                         71,693          44,742
  Taxes payable                            18,084          12,736
  Customers' deposits                      10,805          12,029
  Other current liabilities                34,832          30,369
                                       ----------      ----------
    Total current liabilities             266,557         224,059
Deferred income taxes                      84,494          80,213
Deferred credits and other liabilities     74,041          67,412
                                       ----------      ----------
                                       $1,221,663      $1,141,390
                                       ==========      ==========
See accompanying notes to condensed consolidated financial statements.


                   ATMOS ENERGY CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (In thousands, except per share data)

                                               Three months ended
                                                   March 31,
                                             --------------------
                                               1999        1998
                                             --------    --------
Operating revenues                           $261,426    $288,550
Purchased gas cost                            149,031     164,579
                                             --------    --------
  Gross profit                                112,395     123,971

Operating expenses
  Operation                                    34,312      33,227
  Maintenance                                   1,156       2,288
  Litigation settlement                         3,250           -
  Depreciation and amortization                13,800      11,876
  Taxes, other than income                      9,034       9,377
                                             --------    --------
    Total operating expenses                   61,552      56,768
                                             --------    --------
Operating income                               50,843      67,203

Other income                                    2,355       2,241

Interest charges, net                           8,166       9,336
                                             --------    --------
Income before income taxes                     45,032      60,108

Income taxes                                   16,237      22,710
                                             --------    --------
Net income                                   $ 28,795    $ 37,398
                                             ========    ========
Basic net income per share                   $    .95    $   1.26
                                             ========    ========
Diluted net income per share                 $    .94    $   1.25
                                             ========    ========
Cash dividends per share                     $   .275    $   .265
                                             ========    ========
Weighted average
  shares outstanding:

    Basic                                      30,449      29,740
                                             ========    ========
    Diluted                                    30,698      29,965
                                             ========    ========


See accompanying notes to condensed consolidated financial statements.


                   ATMOS ENERGY CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (In thousands, except per share data)

                                                Six months ended
                                                   March 31,
                                            ---------------------
                                               1999        1998
                                             --------    --------
Operating revenues                           $471,653    $583,881
Purchased gas cost                            268,050     360,309
                                             --------    --------
  Gross profit                                203,603     223,572

Operating expenses
  Operation                                    70,190      69,268
  Maintenance                                   3,827       4,769
  Litigation settlement                         3,250           -
  Depreciation and amortization                27,400      23,784
  Taxes, other than income                     16,405      17,596
                                             --------    --------
    Total operating expenses                  121,072     115,417
                                             --------    --------
Operating income                               82,531     108,155

Other income                                    4,075       3,004

Interest charges, net                          17,239      18,645
                                             --------    --------
Income before income taxes                     69,367      92,514

Income taxes                                   25,192      34,994
                                             --------    --------
Net income                                   $ 44,175    $ 57,520
                                             ========    ========
Basic net income per share                   $   1.45    $   1.94
                                             ========    ========
Diluted net income per share                 $   1.44    $   1.94
                                             ========    ========
Cash dividends per share                     $    .55    $    .53
                                             ========    ========
Weighted average
  shares outstanding:

    Basic                                      30,361      29,654
                                             ========    ========
    Diluted                                    30,601      29,668
                                             ========    ========


See accompanying notes to condensed consolidated financial statements.


                   ATMOS ENERGY CORPORATION
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (In thousands)

                                               Six months ended
                                                  March 31,
                                            ---------------------
                                              1999         1998
                                            --------     --------
Cash Flows From Operating Activities
  Net income                                 $44,175     $57,520
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
    Depreciation and amortization
      Charged to depreciation and
        amortization                          27,400      23,784
      Charged to other accounts                2,100       1,634
    Deferred income taxes (benefit)            4,281        (342)
    Net change in operating assets and
      liabilities                             (4,625)      7,457
                                             -------    --------
    Net cash provided by operating activities 73,331      90,053

Cash Flows From Investing Activities
  Capital expenditures                       (51,130)    (52,575)
  Retirements of property, plant and
    equipment                                 (2,055)        215
                                             --------   --------
    Net cash used in investing activities    (53,185)    (52,360)

Cash Flows From Financing Activities
  Net increase (decrease) in notes payable    45,747     (20,457)
  Cash dividends paid                        (16,828)    (15,828)
  Repayment of long-term debt                (50,695)     (8,522)
  Issuance of common stock                    11,504      11,123
                                             --------   --------
    Net cash used by financing activities    (10,272)    (33,684)
                                             --------   --------
Net increase in cash and cash equivalents      9,874       4,009
Cash and cash equivalents at beginning
  of period                                    4,735       6,016
                                             --------   --------
Cash and cash equivalents at end
  of period                                  $14,609     $10,025
                                             ========   ========




See accompanying notes to condensed consolidated financial statements.


                    ATMOS ENERGY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                         March 31, 1999


1.   Unaudited interim financial information

     In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other factors, the results of operations for the six month period ended March 31, 1999 are not indicative of expected results of operations for the year ending September 30, 1999. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation ("Atmos" or the "Company") in its 1998 Annual Report on Form 10-K. The condensed consolidated balance sheet of Atmos as of March 31, 1999, the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 1999 and 1998, included herein have been subjected to a review by Ernst & Young LLP, the Company's independent accountants, whose review report is included herein. During fiscal 1998 and 1999 management has evaluated and restructured the organization and operation of certain segments of the Company. As a result, certain prior year balances have been reclassified to be consistent with the current presentation.

     Common stock - As of March 31, 1999, the Company had
100,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 30,827,841 shares outstanding. At
September 30, 1998, the Company had 30,398,319 shares outstanding.

2.   Rates

     The Company's ratemaking activity over the three-year period ended September 30, 1998 was discussed in Note 3 of notes to consolidated financial statements in the Company's Form 10-K for the year ended September 30, 1998. The Trans La Division has a hearing scheduled before the Louisiana Public Service Commission in June 1999 for the Louisiana Commission to consider the Trans La Division's rate of return with a decision expected in August 1999. The Western Kentucky Division has informed the Kentucky Public Service Commission of its intent to file a rate case.

3.   Contingencies

     For a review of the status of the Company's litigation and environmental matters as of September 30, 1998, please refer to
Note 5 of notes to consolidated financial statements in the Company's Form 10-K for the year ended September 30, 1998. Material contingencies and new developments since September 30, 1998 are discussed below.

Litigation

     In November 1997, a jury in Plaquemine, Louisiana awarded Brian L. Heard General Contractor, Inc., ("Heard") a total of $177,929 in actual damages and $15 million in punitive damages resulting from a lawsuit by Heard against the Trans La Division, the successor in interest to Oceana Heights Gas Company, which the Company acquired in November 1995. The trial judge also awarded interest on the total judgment amount. The claims are for events that occurred prior to the time Atmos acquired Oceana Heights Gas Company. Heard filed the suit against the Trans La Division and two other defendants, alleging that gas leaks had caused delays in Heard's completion of a sewer project, resulting in lost business opportunities for the contractor during 1994. The Company immediately appealed the verdict. However, on March 24, 1999, the Company announced that it had reached a settlement of the case as a result of mediation discussions. The parties agreed to settle the case for $3.5 million. In the settlement, neither Atmos nor the Trans La Division conceded liability.
Atmos paid $3.25 million and the remaining $.25 million will be paid by Oceana Heights Gas Company's insurers. In exchange, the Company obtained a full release from Heard of all claims against Atmos and the Trans La Division.

     In Colorado, the Greeley Division is a defendant in several lawsuits filed as a result of a fire in a building in Steamboat Springs, Colorado on February 3, 1994. The plaintiffs claimed that the fire resulted from a leak in a severed gas service line owned by the Greeley Division. On January 12, 1996, the jury awarded the plaintiffs approximately $2.5 million in compensatory damages and approximately $2.5 million in punitive damages. The jury assessed the Company with liability for all of the damages awarded. The Company appealed the judgment to the Colorado Court of Appeals, which reversed the trial court verdict and ordered a new trial. The Colorado Supreme Court upheld the Court of Appeals reversal and order for a new trial. The Company does not expect the final outcome of this case to have a material adverse effect on the financial condition, the results of operations or the cash flows of the Company because the Company believes it has adequate insurance and reserves to cover any damages that may ultimately be awarded.

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

Guarantees

     The Company's wholly-owned subsidiary, UCG Energy, and Woodward Marketing, Inc. ("WMI"), sole members of Woodward Marketing, L.L.C. ("WMLLC"), act as guarantors of up to $12.5 million of balances outstanding under a $30.0 million bank credit facility for WMLLC. UCG Energy guarantees the payment of up to $5.6 million of borrowings under this facility. A balance of approximately $4.1 million was outstanding under this credit facility at March 31, 1999. UCG Energy and WMI also act as joint and several guarantors on certain accounts payable for gas purchases. UCG Energy has agreed to guarantee payables of WMLLC up to $40.0 million of natural gas purchases and transportation services from suppliers. WMLLC payable balances outstanding that were subject to these guarantees amounted to $10.6 million at March 31, 1999.

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

     The United Cities Division owns or owned former manufactured gas plant sites in Johnson City and Bristol, Tennessee, Hannibal, Missouri, Keokuk, Iowa and Americus, Georgia. UCGC and the Tennessee Department of Environment and Conservation entered into a consent order effective January 23, 1997, for the purpose of facilitating the investigation, removal and remediation of the Johnson City site. UCGC began the implementation of the consent order in the first quarter of 1997.

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

     On July 22, 1998, Atmos entered into an Abatement Order on Consent with the Missouri Department of Natural Resources addressing the former manufactured gas plant located in Hannibal, Missouri. Atmos, through its United Cities Division, agreed in the order to perform a removal action, a subsequent site evaluation and to reimburse the response costs incurred by the state of Missouri in connection with the property. The removal action was conducted and completed in August 1998 and the site evaluation will be completed in 1999. On February 25, 1999, the Missouri Public Service Commission issued an Order authorizing Atmos to defer the costs associated with this site. The Order is effective for two years.

     As of March 31, 1999, the Company had incurred and deferred for recovery $1.1 million, including $258,000 related to an insurance recoverability study, and accrued and deferred for recovery an additional $750,000 associated with the preliminary survey and invasive study of the Johnson City, Hannibal and Bristol sites.

     Atmos is currently conducting an investigation pursuant to a Consent Order between the Kansas Department of Health and Environment and UCGC. The Order provides for the investigation, and a possible response action, for mercury contamination at gas pipeline sites which utilize or formerly utilized mercury meter equipment in Kansas. As of March 31, 1999, the Company had identified approximately 720 sites where mercury may have been used and had incurred and deferred $100,000 for recovery. In addition, based upon available current information, the Company accrued and deferred for recovery an additional $280,000 for the investigation of these sites. The Kansas Corporation Commission has authorized the Company to defer these costs and seek recovery in a future rate case.

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

4.   Short-term debt

     At March 31, 1999, the Company had committed, short-term, unsecured bank credit facilities totaling $262.0 million, of which $250.0 million was unused. The Company also had aggregate uncommitted lines of credit totaling $80.0 million, of which $69.7 million was unused.

     The Company implemented a $250 million commercial paper program in October 1998. It is supported by a $250.0 million short-term, unsecured credit facility. The Company's commercial paper is rated A-2 by Standard and Poor's and P-2 by Moody's. At March 31, 1999, the Company had $89.9 million of commercial paper outstanding.

5.   Statements of cash flows

     Supplemental disclosures of cash flow information for the six-month periods ended March 31, 1999 and 1998 are presented below.

                                     Six months ended
                                        March 31,
                                  ---------------------
                                   1999           1998
                                  ------         ------
                                      (In thousands)
Cash paid for
  Interest                       $20,833        $18,460
  Income taxes                    13,374          7,399

     Under the terms of the Restricted Stock Grant Plan (the "Plan"), 3,150 shares of restricted common stock were forfeited to the Company upon the resignation of two officers. These shares were recorded at the average fair market value on the day of forfeiture and are being held by the Company as treasury shares available for reissuance under the Plan. At March 31, 1999, the Company had $91,000 recorded as treasury stock. In connection with the forfeitures the Company removed $78,000 of unamortized deferred compensation expense from deferred charges and other assets and recorded the net effect of the transaction of $13,000 in additional paid-in capital.

6.   Earnings per share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Reconciliations of the numerators and denominators of the basic and diluted per-share computations for net income for the three-month and six-month periods ended March 31, 1999 and 1998 are as follows:

                                  For the three months ended
                                        March 31, 1999
                             ------------------------------------
                                 Income       Shares    Per-Share
                              (Numerator) (Denominator)   Amount
                              ----------- ------------- ---------
                         (In thousands, except per share amounts)
Basic EPS:
  Income available to
    common stockholders          $28,795      30,449        $0.95
                                                            =====
Effect of dilutive securities:
  Restricted stock                     -         243
  Stock options                        -           6
                                 -------      ------
Diluted EPS:
  Income available to
    common stockholders and
    assumed conversions          $28,795      30,698        $ .94
                                 =======      ======        =====


                                  For the three months ended
                                        March 31, 1998
                             ------------------------------------
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
                                 =======      ======       =====


                                   For the six months ended
                                        March 31, 1999
                             ------------------------------------
                                 Income       Shares    Per-Share
                              (Numerator) (Denominator)   Amount
                              ----------- ------------- ---------
                         (In thousands, except per share amounts)
Basic EPS:
  Income available to
    common stockholders          $44,175      30,361        $1.45
                                                            =====
Effect of dilutive securities:
  Restricted stock                     -         234
  Stock options                        -           6
                                 -------      ------
Diluted EPS:
  Income available to
    common stockholders and
    assumed conversions          $44,175      30,601        $1.44
                                 =======      ======        =====


                                   For the six months ended
                                        March 31, 1998
                             ------------------------------------
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
                                 =======      ======       =====

7. Related party transactions

   Atmos owns a 45% interest in Woodward Marketing, L.L.C., a limited liability company headquartered in Houston, Texas, which is engaged in gas marketing and energy services. Included in purchased gas cost were purchases from WMLLC of approximately $42.1 million and $31.9 million for the three-month periods ended March 31, 1999 and 1998, respectively, and approximately $62.8 million and $80.0 million for the six-month periods ended March 31, 1999 and 1998, respectively.

   Mr. Dan Busbee, a member of the Board of Directors as well as the Human Resources Committee and Audit Committee, is of counsel to the law firm of Gibson, Dunn & Crutcher in Dallas, Texas, which the Company retains from time to time to perform legal services. Legal fees paid to Gibson, Dunn & Crutcher of $56,000 and $61,000 for the quarter and six months ended March 31, 1999, respectively, are included in operation expenses.



INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of March 31, 1999, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at March 31, 1999, and for the three-month and six-month periods ended March 31, 1999 and 1998 for them to be in conformity with generally accepted accounting principles.

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




Dallas, Texas
April 29, 1999


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

Cautionary Statement under the Private Securities Litigation
Reform Act of 1995

     The matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Quarterly Report including, but not limited to, those contained in the following sections, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 3 of notes to condensed consolidated financial statements, regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report or in any of the Company's other documents or oral presentations, the words "anticipate," "report," "objective," "forecast," "goal" or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company's operations, markets, services, rates, recovery of costs, availability of gas supply, and other factors. These risks and uncertainties include, but are not limited to, national, regional and local economic competitive conditions, regulatory and business trends and decisions, technological developments, Year 2000 issues, inflation rates, weather conditions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the expectations reflected in the forward-looking statements are reasonable, there can be no assurance that such expectations will be realized or will approximate actual results.
Ratemaking Activity

     As of March 31, 1999, the Company did not have any general rate cases currently pending. The Trans La Division has a hearing scheduled before the Louisiana Public Service Commission in June 1999 and the Western Kentucky Division has advised the Kentucky Public Service Commission of its intent to file a rate case. For additional information regarding ratemaking activity see Note 2 under notes to condensed consolidated financial statements.

Year 2000 issues

     The Year 2000 issues arose because many computer systems and software applications as well as embedded computer chips in plant and equipment currently in use were constructed using an abbreviated date field that eliminates the first two digits of the year. On January 1, 2000, these systems, applications and embedded computer chips may incorrectly recognize the date as January 1, 1900. Accordingly, many computer systems and software applications, as well as embedded chips, may incorrectly process financial and operating information or fail to process such information completely. The Company has been aware of these issues and is addressing their potential effects on its computer systems, software applications and plant and equipment.

State of readiness

     In October 1996, the Company established its Year 2000 Project Team with the mission of ensuring that all critical systems, facilities and processes are identified, analyzed for Year 2000 readiness, corrected if necessary, and tested if changes are necessary. The Year 2000 Project Team is headed by an officer of the Company and consists of representatives from all business units and shared services units of the Company. The Company, including all of its departments and business units, has a Year 2000 strategy in place and has begun the implementation of the Year 2000 plan to manage and minimize risks associated with the Year 2000 issues.

     The Company has also obtained an updated assessment from an independent consulting firm, who specializes in such matters, of the risks posed for the Company and its business units by the Year 2000 issues, including an assessment of its risks in each area of the Company involving the use of computer technology and an assessment of the business and legal risks created for the Company by the Year 2000 issues. Such assessment also includes the risks associated with the Company's embedded technologies such as micro-controllers or microchips embedded in non-information technology-related equipment. This assessment, which will update a previous assessment the consulting firm performed in June 1998, was completed in late April 1999.

     With respect to information technology ("IT") systems, the Company has conducted an inventory of and is continuing to evaluate and review its application software on all platforms such as the mainframe, local area network and personal computers. Concerning non-IT systems, including embedded technology, the Company has conducted an inventory of and is continuing to review and evaluate all of its telecommunications, security access and building control systems, forms, reports and other business processes and activities as well as the equipment and facilities utilized in the Company's gas distribution and storage systems. In addition, several members of the Year 2000 Project Team have completed training on an American Gas Association-sponsored database relating to testing of embedded technology. This database has helped to expedite the review and compliance efforts related to embedded technology.

     The Company's Year 2000 plan includes specific timetables for the following categories of tasks for each of its shared services units and business units with respect to both IT systems and embedded technology as follows:

     -    Identification of Year 2000 issues--completed;
     -    Prioritization of Year 2000 issues--completed;
     -    Estimation of total Year 2000-related costs--completed;
     - Testing of Year 2000 solutions--in process and to be completed by September 30, 1999;
     - Implementation of Year 2000 solutions--in process and to be completed by September 30, 1999;
     - Certification of Year 2000 readiness by third party vendors and suppliers--in process and to be completed by September 30, 1999;
     - Monitoring of all systems for changes in current systems that would require changes in Year 2000 plan--in process and to be completed by September 30, 1999;
     - Development of Year 2000 contingency plans--gas supply operations and other mission critical contingency plans are substantially complete. Other non-mission critical contingency plans are in process and should be substantially complete by June 30, 1999.
     -    Final Year 2000 tests--to be conducted starting September
          30, 1999.

     The Company is also continuing to conduct an inventory and review of mission critical computer systems provided by outside vendors. The Year 2000 Project Team is continuing to contact all major vendors to coordinate their Year 2000 readiness schedules with those of the Company. The Company is requiring vendors who provide mission critical goods or services to submit to the Company their readiness plans and to certify readiness in order to continue to do business with the Company. As discussed, the Company is also in the process of testing vendor products that provide mission critical goods or services to ensure their Year 2000 readiness. In addition, the Company has identified its key suppliers, including gas suppliers and gas pipelines, and is communicating with them, including conducting on-site visits, for the purpose of evaluating the status of their solutions to their respective Year 2000 issues. The expected date of completion of these procedures is September 30, 1999.

Costs to address Year 2000 issues

     As of March 31, 1999, the Company had incurred a total of approximately $350,000 in fees and expenses in connection with its Year 2000 efforts. The Company currently expects to spend approximately $1.0 million directly on its Year 2000 efforts by December 31, 1999. As part of its normal systems upgrade in the ordinary course of business, the Company is in the process of replacing its customer information system, accounting and financial reporting system, and human resources system with systems that happen to be Year 2000 ready. Although these systems, when fully installed, will be Year 2000 ready, the replacement of these systems was not accelerated to 1999 in an attempt to deal with the Year 2000 issues.

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

     The most reasonably likely worst case scenario associated with the Year 2000 issues would be the Company's inability to continue to transport and distribute gas to its customers without interruption. In the event the Company and/or its suppliers and vendors are unable to remediate critical Year 2000 issues prior to January 1, 2000, the ability of the Company to deliver gas to its customers without interruption could be impacted. In order to address this worst case scenario, the Company has developed contingency plans to continue to deliver gas primarily through manual intervention and other procedures should it become necessary to do so. Such procedures include back-up power supply for its critical distribution and storage operations and, if necessary, curtailment of supply. The Company's storage capacity would be used to supplement system supply in the event its suppliers or gas pipelines are unable to make deliveries.

     With respect to communications with customers, which is heavily reliant on services provided by third parties, the Company is continuing to evaluate Year 2000 readiness by such third parties and will continue to refine its contingency plans to address any worst case scenarios that may be determined after such evaluations are complete. Concerning the billing and payment systems, as previously discussed, the Company is in the process of replacing its customer information system, accounting and financial reporting system, and human resources system with systems that are Year 2000 ready, which should substantially diminish the risk of Year 2000 issues. Nevertheless, the Company has developed contingency plans and will continue to refine such plans in case the billing and payment systems prove not to be Year 2000 ready.

     Despite the Company's efforts, there can be no assurance that all material risks associated with Year 2000 issues relating to systems within its control will have been adequately identified and corrected before the end of 1999. However, as the result of its Year 2000 plan and the replacement of the customer information system, accounting and financial reporting system, and human resources system in 1999, the Company does not believe that in the aggregate, Year 2000 issues with respect to both its own IT and non-IT systems will be material to its business, operations or financial condition. On the other hand, while the Company is in the process of researching the Year 2000 readiness of its suppliers and vendors, the Company can make no representations regarding the Year 2000 readiness status of systems or parties outside its control, and currently cannot assess the effect on it of any non-readiness by such systems or parties.

     All statements concerning Year 2000 issues other than historical statements, including, without limitation, estimated costs and the projected timetable of Year 2000 readiness, constitute "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995. Any forward-looking statements were made in good faith by the Company and are intended to qualify for the safe harbor from liability established by that Act.


Weather and Seasonality

     The Company's natural gas and propane distribution businesses are seasonal due to weather conditions in the Company's service areas. Sales are affected by winter heating season requirements. Sales to agricultural customers (who use natural gas as fuel in the operation of irrigation pumps) during the period from April through September are affected by rainfall amounts. These factors generally result in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Weather for the six months ended March 31, 1999 was 16% warmer than normal and 13% warmer than weather in the corresponding period of the prior year. This decreased sales volumes to weather sensitive customers and caused net income to decrease approximately $20.7 million or $.68 per share. The Company has weather normalization adjustments ("WNAs") in Georgia and Tennessee, where it serves approximately 170,000 customers or approximately 17% of the Company's total customers and revenues. The WNAs increase the base rate when weather is warmer than normal and decrease it when weather is colder than normal. The effect of the WNAs was to increase revenues approximately $4.4 million for the six months ended March 31, 1999, as compared with an increase of approximately $.6 million for the six months ended March 31, 1998. The Company does not have WNAs in its other service areas.

FINANCIAL CONDITION

     For the six months ended March 31, 1999 net cash provided by operating activities totaled $73.3 million compared with $90.1 million for the six months ended March 31, 1998. Net income decreased $13.3 million to $44.2 million for the six months ended March 31, 1999 from $57.5 million for the six months ended March 31, 1998. Depreciation and amortization increased $4.1 million in 1999 because of utility property additions placed in service during the past year. Net operating assets and liabilities increased $4.6 million for the six months ended March 31, 1999 compared with a decrease of $7.5 million for the six months ended March 31, 1998. This increase in net operating assets and liabilities resulted primarily from large fluctuations in accounts receivable, accounts payable and inventories of gas in underground storage that occur when entering and leaving the winter or heating season.

     Major cash flows used in investing activities for the six months ended March 31, 1999 included capital expenditures of $51.1 million compared with $52.6 million for the six months ended March 31, 1998. The capital expenditures budget for fiscal 1999 is currently $86.8 million, including $7.9 million for completing the Customer Service Initiative ("CSI"), as compared with actual capital expenditures of $135.0 million in fiscal 1998. Other budgeted capital projects include major expenditures for mains, services, meters, vehicles and computer software and equipment. The CSI project includes a new Customer Information System, a call center, and related business process and infrastructure changes which are planned to be placed in operation by September 1999. These expenditures will be financed from internally generated funds and financing activities.

     For the six months ended March 31, 1999, cash flows used by financing activities amounted to $10.3 million as compared with cash flows used by financing activities of $33.7 million for the six months ended March 31, 1998. During the six month period, notes payable increased $45.7 million, as compared with a decrease of $20.5 million in the six months ended March 31, 1998, due to seasonal factors, project costs of CSI and the implementation of Oracle financials. Payments of long-term debt totaled $50.7 million for the six months ended March 31, 1999, as compared with $8.5 million for the six months ended March 31, 1998. The Company paid $16.8 million in cash dividends during the six months ended March 31, 1999, compared with dividends of $15.8 million paid during the six months ended March 31, 1998. This reflects increases in the quarterly dividend rate and in the number of shares outstanding. In the six months ended March 31, 1999, the Company issued 429,522 shares of common stock. The following table presents the number of shares issued under the various plans for the six-month periods ended March 31, 1999 and 1998.

                                               Six months ended
                                                  March 31,
                                            ---------------------
                                              1999         1998
                                            --------     --------

Shares issued:
  Restricted Stock Grant Plan                 56,850      111,250
  Employee Stock Ownership Plan               21,291       25,815
  Direct Stock Purchase Plan                 349,307      221,786
  Outside Directors Stock-for-Fee Plan           824        1,148
  United Cities Long-term Stock Plan           1,250       54,000
                                             -------      -------
    Total shares issued                      429,522      413,999
                                             =======      =======

     The Company believes that internally generated funds, its short-term credit facilities, commercial paper program and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 1999. At March 31, 1999 the Company had $262.0 million in committed short-term credit facilities, $250.0 million of which was unused. The committed lines of credit are renewed or renegotiated at least annually.
At March 31, 1999, the Company also had $80.0 million of uncommitted short-term lines of credit, of which $69.7 million was unused. At March 31, 1999, the Company had $89.9 million outstanding under the $250.0 million commercial paper program.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999, COMPARED WITH THREE MONTHS
ENDED MARCH 31, 1998

     Operating revenues decreased by 9% to $261.4 million for the three months ended March 31, 1999 from $288.6 million for the three months ended March 31, 1998. The most significant factor contributing to the decrease in operating revenues was a 4% decrease in total throughput. During the quarter ended March 31, 1999, temperatures were 4% warmer than in the corresponding quarter of the prior year, and were 17% warmer than the 30-year normal weather for the quarter. The total volume of gas sold and transported for the three months ended March 31, 1999 was 71.5 billion cubic feet ("Bcf") compared with 74.2 Bcf for the three months ended March 31, 1998. Sales volumes to weather sensitive customer classes were lower for the quarter ended March 31, 1999 than for the corresponding period of the prior year due to the warmer weather. Sales volumes to industrial (including agricultural) customers were almost unchanged. The average sales price per Mcf sold decreased $.14 to $4.35 primarily due to a decrease in the average cost of gas. The average cost of gas per Mcf sold decreased 4% to $2.65 for the three months ended March 31, 1999 from $2.77 for the three months ended March 31, 1998 due to increased supply availability in the current market. Changes in cost of gas do not directly affect gross profit.

     Gross profit decreased by 9% to $112.4 million for the three months ended March 31, 1999, from $124.0 million for the three months ended March 31, 1998. The decrease in gross profit was primarily due to the decrease in volumes sold to weather sensitive customers. Also, transportation revenues decreased due to lower average transportation revenue per Mcf.

     Operating expenses increased 8% to $61.6 million for the three months ended March 31, 1999 from $56.8 million for the three months ended March 31, 1998. The major factors contributing to the increase were the $3.25 million litigation settlement and a $1.9 million increase in depreciation and amortization. The decrease in taxes other than income taxes was related to taxes on decreased revenues and payroll taxes related to the reduced labor force. Operating income decreased 24% for the three months ended March 31, 1999 to $50.8 million from $67.2 million for the three months ended March 31, 1998. The decrease in operating income resulted from decreased operating revenues due to warmer weather and increased operating expenses, as mentioned above. Income taxes decreased $6.5 million in the quarter ended March 31, 1999 compared with the corresponding quarter of the prior year due primarily to decreased pre-tax income.

     Other income increased $.1 million for the three months ended March 31, 1999 compared with the three months ended March
31, 1998 primarily due to an increase in the earnings from the Company's 45 percent interest in Woodward Marketing LLC.

     Propane statistics for the three months ended March 31, 1999 and 1998 are in the "Consolidated Operating Statistics" table which appears at the end of Management's Discussion and Analysis. The propane operations sold 10.6 million gallons of propane for the three months ended March 31, 1999, as compared with 9.1 million gallons for the three months ended March 31, 1998. The decrease of $1.3 million in propane revenues for the three months ended March 31, 1999 compared with the same period last year was the result of a lower average sales price due to comparatively lower cost of supply. Propane customers at March 31, 1999 increased 9,679, or 33%, as compared with March 31, 1998.

     Interest expense decreased $1.2 million, or 13%, for the three months ended March 31, 1999 compared with the three months ended March 31, 1998 due primarily to approximately $1.8 million of interest capitalized in connection with the Customer Service Initiative in process. Net income decreased for the three months ended March 31, 1999 by $8.6 million to $28.8 million from $37.4 million for the three months ended March 31, 1998. This decrease in net income resulted primarily from the decrease in sales volumes discussed above.

SIX MONTHS ENDED MARCH 31, 1999, COMPARED WITH SIX MONTHS ENDED
MARCH 31, 1998

     Operating revenues decreased by 19% to $471.7 million for the six months ended March 31, 1999 from $583.9 million for the six months ended March 31, 1998. The primary factors contributing to the lower operating revenues were 13% warmer winter weather and a 9% decrease in the average gas sales revenue per Mcf. The lower sales price reflects a 16% decrease in the average cost of gas per Mcf sold, which is passed through to the customer and does not affect gross profit. Total volumes delivered decreased 12.0 Bcf or 9% for the six months ended March 31, 1999. However, the volume transported increased 0.6 Bcf compared with the six months ended March 31, 1998. Sales volumes decreased 12.6 Bcf for the six months ended March 31, 1999 compared with the corresponding period of the prior year due to warmer weather. Sales revenues to industrial (including agricultural) customers were reduced $19.7 million by lower sales volumes and prices. Weather in the Company's service areas was 13% warmer than weather in the corresponding six-month period of the prior fiscal year, and 16% warmer than 30-year normal weather. The average sales price per Mcf decreased to $4.52 for the six months ended March 31, 1999 from $4.95 for the six months ended March 31, 1998. The decrease in the average sales price reflects a decrease in the average cost of gas. The average cost of gas per Mcf sold decreased to $2.76 for the six months ended March 31, 1999 from $3.28 for the six months ended March 31, 1998 because of generally lower gas supply costs. The decreased cost of gas did not directly affect gross profit.

     Gross profit decreased 9% to $203.6 million for the six months ended March 31, 1999, compared with $223.6 million for the six months ended March 31, 1998. This decrease was primarily due to warmer weather. The Company estimates that the impact of the weather being 16% warmer than normal for the six months ended March 31, 1999 caused gross profit to be approximately $32.6 million less than it would have been had the Company experienced normal temperatures and rainfall in its respective service areas. Weather was approximately 4% warmer than normal for the six months ended March 31, 1998.

     Operating expenses increased to $121.1 million in the six months ended March 31, 1999, from $115.4 million in the six months ended March 31, 1998. The increase was primarily due to the $3.25 million litigation settlement and an increase of $3.6 million in depreciation and amortization. The increase in depreciation related to utility plant additions placed in service during the past year. Significant factors in the decrease in taxes other than income taxes were lower taxes on decreased revenues and payroll taxes related to the reduced labor force.

     Operating income decreased for the six months ended March 31, 1999 to $82.5 million from $108.2 million for the six months ended March 31, 1998. The decrease in operating income was primarily related to the decreased operating revenues and, to a lesser extent, to increased operating expenses, as discussed above.

     Other income increased $1.1 million for the six months ended
March 31, 1999 compared with the six months ended March 31, 1998 primarily due to an increase in the earnings from the Company's
45 percent interest in Woodward Marketing LLC.

     The propane operations sold 16.7 million gallons of propane for the six months ended March 31, 1999, as compared with 17.4 million gallons for the six months ended March 31, 1998. The decrease of $4.5 million in propane revenues for the six months ended March 31, 1999 compared with the same period last year was the result of a combination of factors including 8% warmer weather and a lower average sales price due to comparatively lower cost of supply.

     Interest charges decreased $1.4 million, or 8%, due to increased capitalized interest on the CSI project for the six months ended March 31, 1999 compared with the corresponding six-month period of the prior year. The provision for income taxes for the six months ended March 31, 1999 decreased $9.8 million from the provision for the corresponding period of the prior year due to decreased pre-tax income. Net income decreased 23% for the six months ended March 31, 1999, to $44.2 million from $57.5 million for the six months ended March 31, 1998. The decrease in net income resulted primarily from the decrease in operating revenues which resulted from 13% warmer weather in fiscal 1999. Dividends per share increased approximately 4% to $.55 for the six months ended March 31, 1999. Diluted average shares outstanding increased 3% due to shares issued under the Employee Stock Ownership Plan and the Direct Stock Purchase Plan.

     Total natural gas meters and propane customers at March 31, 1999 increased 24,850, or 2.4%, compared with March 31, 1998.

                                                 March 31,
                                          -----------------------
                                             1999          1998
                                           ---------    ---------

METERS IN SERVICE, end of period
  Residential                                906,945      892,069
  Commercial                                  95,724       96,430
  Public authority and other                   6,553        4,874
  Industrial (including agricultural)         16,155       16,833
                                           ---------    ---------
    Total meters                           1,025,377    1,010,206
  Propane customers                           38,908       29,229
                                           ---------    ---------
    Total                                  1,064,285    1,039,435
                                           =========    =========

                    ATMOS ENERGY CORPORATION
               CONSOLIDATED OPERATING STATISTICS
                                         Three months ended March 31,
                                               1999         1998
Sales volumes -- MMcf(1)                    --------     --------
  Residential                                 31,378       33,404
  Commercial                                  13,069       14,903
  Public authority and other                   2,275        2,183
  Industrial (including agricultural)          6,439        6,453
                                             -------       ------
    Total                                     53,161       56,943
Transportation volumes -- MMcf(1)             15,265       14,748
                                             -------       ------
    Total utility volumes                     68,426       71,691
  Storage/energy services volumes              3,053        2,532
                                             -------       ------
TOTAL THROUGHPUT - MMcf (1)                   71,479       74,223
                                             =======       ======
Propane - Gallons (000's)                     10,568        9,113
OPERATING REVENUES (000's)                   =======       ======
Gas sales revenues
  Residential                               $145,845     $155,456
  Commercial                                  56,377       66,865
  Public authority and other                   7,903        6,656
  Industrial (including agricultural)         21,464       26,294
                                           --------     --------
    Total gas sales revenues                 231,589      255,271
Transportation revenues                        5,645        6,420
Other gas revenues                             1,495        3,613
                                           --------     --------
    Total utility revenues                   238,729      265,304
Non-utility revenues
  Propane revenues                            10,026       11,375
  Storage/energy services revenues            12,671       11,871
                                           --------     --------
    Total non-utility revenues                22,697       23,246
                                           --------     --------
Total operating revenues                    $261,426     $288,550
                                           ========     ========
Average gas sales revenues per Mcf          $   4.35     $   4.49
Average transportation revenue per Mcf      $    .37     $    .44
Cost of gas per Mcf sold                    $   2.65     $   2.77
                      HEATING DEGREE DAYS
                  Weather Sensitive    Three months ended March 31,
Service Area         Customers %        1999      1998     Normal
----------------     -----------        -----     -----    ------
Energas                  29%            1,517     1,762     1,884
Trans La                  8%              707       855     1,068
Western Kentucky         18%            1,981     1,796     2,355
Greeley Gas              20%            2,351     2,570     2,825
United Cities            25%            1,816     1,718     2,052
                        ----
System Average          100%            1,758     1,831     2,114
(1) Volumes are reported as metered in million cubic feet
("MMcf").


                    ATMOS ENERGY CORPORATION
               CONSOLIDATED OPERATING STATISTICS
                                          Six months ended March 31,
                                               1999         1998
Sales volumes -- MMcf(1)                    --------     --------
  Residential                                 52,493       59,871
  Commercial                                  23,195       27,452
  Public authority and other                   4,468        4,066
  Industrial (including agricultural)         12,344       13,473
                                            --------      -------
    Total                                     92,500      104,862
Transportation volumes -- MMcf(1)             29,703       29,089
                                            --------      -------
    Total utility volumes                    122,203      133,951
  Storage/energy services volumes              4,588        4,846
                                            --------      -------
TOTAL THROUGHPUT - MMcf (1)                  126,791      138,797
                                            ========      =======
Propane - Gallons (000's)                     16,706       17,425
OPERATING REVENUES (000's)                  ========      =======
Gas sales revenues
  Residential                               $257,056     $310,566
  Commercial                                 103,670      136,082
  Public authority and other                  17,021       15,606
  Industrial (including agricultural)         42,366       58,456
                                           --------     --------
    Total gas sales revenues                 420,113      520,710
Transportation revenues                       12,450       13,255
Other gas revenues                             2,703        5,456
                                           --------     --------
    Total utility revenues                   435,266      539,421
Non-utility revenues
  Propane revenues                            17,321       21,818
  Storage/energy services revenues            19,066       22,642
                                           --------     --------
    Total non-utility revenues                36,387       44,460
                                           --------     --------
Total operating revenues                    $471,653     $583,881
                                           ========     ========
Average gas sales revenues per Mcf          $   4.52     $   4.95
Average transportation revenue per Mcf      $    .42     $    .46
Cost of gas per Mcf sold                    $   2.76     $   3.28
                      HEATING DEGREE DAYS
                  Weather Sensitive     Six months ended March 31,
Service Area         Customers %        1999      1998     Normal
----------------     -----------        -----     -----    ------
Energas                  29%            2,749     3,394     3,286
Trans La                  8%            1,237     1,651     1,729
Western Kentucky         18%            3,281     3,509     3,968
Greeley Gas              20%            4,250     4,727     4,958
United Cities            25%            2,947     3,283     3,472
                        ----
System Average          100%            3,042     3,486     3,631

(1) Volumes are reported as metered in million cubic feet ("MMcf").



Item 3. Quantitative and Qualitative Disclosures about Market
        Risk

All of the Company's long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At March 31, 1999, the Company is not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.


PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

See Note 3 of notes to consolidated financial statements herein for a description of legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Atmos Energy Corporation on February 10, 1999, 27,178,099 votes were cast as follows:

                    VOTES             VOTES
                     FOR             WITHHELD
                   ----------        --------
Class I Directors:

Travis W. Bain II  26,900,241         277,858
Dan Busbee         26,907,289         270,810
Gene C. Koonce     26,922,712         255,387
Vincent J. Lewis   26,935,853         242,246

The other directors will continue to serve until the expiration of their terms. The term of the Class II directors, Richard W. Cardin, Thomas C. Meredith, Carl S. Quinn and Richard Ware II will expire in 2000. The term of the Class III directors, Robert
W. Best, Thomas J. Garland, Phillip E. Nichols and Charles K. Vaughan, will expire in 2001. The term of the Class I directors, listed above, will expire in 2002.

Proposal to increase the total number of authorized shares that may be issued from 75,000,000 to 100,000,000 shares:

            VOTES     VOTES      VOTES     BROKER
             FOR     AGAINST   ABSTAINING NON-VOTE

          25,163,516 1,671,070   343,513      -

Proposal to approve the 1998 Long-Term Incentive Plan:

            VOTES     VOTES      VOTES     BROKER
             FOR     AGAINST   ABSTAINING NON-VOTE

          17,998,766 5,014,779   568,810  3,595,744

Proposal to approve the Annual Incentive Plan for Management:

            VOTES     VOTES      VOTES     BROKER
             FOR     AGAINST   ABSTAINING NON-VOTE

          20,396,197 2,504,013   682,145  3,595,744

Proposal to approve the Equity Incentive and Deferred
Compensation Plan for Non-Employee Directors:

            VOTES     VOTES      VOTES     BROKER
             FOR     AGAINST   ABSTAINING NON-VOTE

          21,221,150 1,724,201   637,004  3,595,744

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     A list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibits Index, which immediately precedes such exhibits.

     (b)  Reports on Form 8-K

     The Company filed a Form 8-K Current Report, Item 5, Other Events, dated March 24, 1999, announcing that it had settled all claims in the case of Brian L. Heard General Contractor
     v. Trans Louisiana Gas Company, a division of Atmos Energy
     Corporation.

     Under Item 7, Financial Statements and Exhibits, an exhibit was attached: a copy of a related press release dated March
     24, 1999.


                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ATMOS ENERGY CORPORATION
                                            (Registrant)



Date:  May 13, 1999             By:    /s/ DONALD P. BURMAN
                                   ------------------------------
                                          Donald P. Burman
                                        Assistant Controller
                                   (Chief Accounting Officer and
                                     duly authorized signatory)


                        EXHIBITS INDEX
                           Item 6(a)
Exhibit                                             Page
Number   Description                                Number
-------  -----------                                -------
3a       Articles of Amendment to the Restated
         Articles of Incorporation of Atmos Energy
         Corporation as Amended (Texas)

3b       Articles of Amendment to the Restated
         Articles of Incorporation of Atmos Energy
         Corporation as Amended (Virginia)

15       Letter regarding unaudited interim
         financial information

27       Financial Data Schedule for Atmos Energy
         Corporation for the six months ended
         March 31, 1999