Form 10-Q
period 1999-06-30
ATMOS ENERGY CORP
filed 1999-08-13
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                            FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                               OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

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

    Number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999.

        Class                              Shares Outstanding
       -----                              ------------------
    No Par Value                              31,073,040


PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                    ATMOS ENERGY CORPORATION
        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         (In thousands)
                                        June 30,    September 30,
                                          1999           1998
                                       -----------  -------------
ASSETS
Property, plant and equipment          $1,516,909      $1,446,420
  Less accum. depreciation and amort.     567,949         528,560
                                       ----------      ----------
  Net property, plant and equipment       948,960         917,860
Current assets
  Cash and cash equivalents                14,441           4,735
  Accounts receivable, net                 54,359          34,887
  Inventories of supplies and mdse.        14,362          15,219
  Gas stored underground                   19,795          48,909
  Prepayments                               2,514           3,630
                                       ----------      ----------
    Total current assets                  105,471         107,380
Deferred charges and other assets         123,573         116,150
                                       ----------      ----------
                                       $1,178,004      $1,141,390
                                       ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
  Common stock                         $      155      $      152
  Additional paid-in capital              288,392         271,637
  Retained earnings                       112,922          99,369
  Treasury stock                              (91)              -
                                       ----------      ----------
    Total shareholders' equity            401,378         371,158
Long-term debt                            381,389         398,548
                                       ----------      ----------
    Total capitalization                  782,767         769,706
Current liabilities
  Current maturities of long-term debt     18,218          57,783
  Notes payable                           110,228          66,400
  Accounts payable                         50,251          44,742
  Taxes payable                            12,781          12,736
  Customers' deposits                      10,289          12,029
  Other current liabilities                30,973          30,369
                                       ----------      ----------
    Total current liabilities             232,740         224,059
Deferred income taxes                      86,483          80,213
Deferred credits and other liabilities     76,014          67,412
                                       ----------      ----------
                                       $1,178,004      $1,141,390
                                       ==========      ==========

See accompanying notes to condensed consolidated financial statements.


                    ATMOS ENERGY CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)

                                            Three months ended
                                                   June 30,
                                        -------------------------
                                           1999            1998
                                         --------        --------
Operating revenues                       $109,590        $137,311
Purchased gas cost                         56,214          79,945
                                         --------        --------
  Gross profit                             53,376          57,366

Operating expenses
  Operation                                29,796          27,280
  Maintenance                               2,342           2,660
  Depreciation and amortization            14,043          12,332
  Taxes, other than income                  6,783           7,212
                                         --------        --------
    Total operating expenses               52,964          49,484
                                         --------        --------
Operating income                              412           7,882

Other income                                1,126           2,536

Interest charges, net                       9,689           7,791
                                         --------        --------
Income (loss) before income taxes          (8,151)          2,627

Income taxes (benefit)                     (2,856)            951
                                         --------        --------
Net income (loss)                        $ (5,295)       $  1,676
                                         ========        ========
Basic net income (loss) per share        $   (.17)       $    .06
                                         ========        ========
Diluted net income (loss) per share      $   (.17)       $    .06
                                         ========        ========
Cash dividends per share                 $   .275        $   .265
                                         ========        ========
Weighted average
  shares outstanding:

    Basic                                  30,669          29,910
                                         ========        ========
    Diluted                                30,920          29,941
                                         ========        ========


See accompanying notes to condensed consolidated financial statements.


                    ATMOS ENERGY CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)

                                            Nine months ended
                                                  June 30,
                                         ------------------------
                                            1999           1998
                                          --------       --------
Operating revenues                        $581,243       $721,192
Purchased gas cost                         324,264        440,254
                                          --------       --------
  Gross profit                             256,979        280,938

Operating expenses
  Operation                                 99,986         96,548
  Maintenance                                6,169          7,429
  Litigation settlement                      3,250              -
  Depreciation and amortization             41,443         36,116
  Taxes, other than income                  23,188         24,808
                                          --------       --------
    Total operating expenses               174,036        164,901
                                          --------       --------
Operating income                            82,943        116,037

Other income                                 5,201          5,540

Interest charges, net                       26,928         26,436
                                          --------       --------
Income before income taxes                  61,216         95,141

Income taxes                                22,336         35,945
                                          --------       --------
Net income                                $ 38,880       $ 59,196
                                          ========       ========
Basic net income per share                $   1.28       $   1.99
                                          ========       ========
Diluted net income per share              $   1.27       $   1.98
                                          ========       ========
Cash dividends per share                  $   .825       $   .795
                                          ========       ========
Weighted average
  shares outstanding:
    Basic                                   30,464         29,739
                                          ========       ========
    Diluted                                 30,710         29,948
                                          ========       ========


See accompanying notes to condensed consolidated financial statements.


                     ATMOS ENERGY CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (In thousands)

                                            Nine months ended
                                                  June 30,
                                         -----------------------
                                            1999           1998
                                          -------        -------
Cash Flows From Operating Activities
  Net income                              $38,880        $59,196
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
    Depreciation and amortization
      Charged to depreciation and
        amortization                       41,443         36,116
      Charged to other accounts             3,024          4,327
    Deferred income taxes (benefit)         6,270           (192)
    Net change in operating assets and
      liabilities                          17,134           (671)
                                          -------       --------
    Net cash provided by
      operating activities                106,751         98,776

Cash Flows From Investing Activities
  Capital expenditures                    (79,782)       (82,533)
  Retirements of property, plant and
    equipment                               4,215          2,937
                                          -------       --------
    Net cash used in investing activities (75,567)       (79,596)

Cash Flows From Financing Activities
  Net increase in notes payable            43,828          1,950
  Cash dividends paid                     (25,327)       (23,810)
  Issuance of long-term debt                    -          1,000
  Repayment of long-term debt             (56,724)       (11,796)
  Issuance of common stock                 16,745         15,748
                                          -------       --------
    Net cash used in financing activities (21,478)       (16,908)
                                          -------       --------
Net increase in cash and cash equivalents   9,706          2,272
Cash and cash equivalents at beginning
  of period                                 4,735          6,016
                                          -------       --------
Cash and cash equivalents at end
  of period                               $14,441        $ 8,288
                                          =======       ========

See accompanying notes to condensed consolidated financial statements.


                     ATMOS ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                           June 30, 1999


1. Unaudited interim financial information

   In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other factors, the results of operations for the nine month period ended June 30, 1999 are not indicative of expected results of operations for the year ending September 30, 1999. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation ("Atmos" or the "Company") in its 1998 Annual Report on Form 10-K. The condensed consolidated balance sheet of Atmos as of June 30, 1999, the related condensed consolidated statements of income for the three-month and nine-month periods ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 1999 and 1998, included herein have been subjected to a review by Ernst & Young LLP, the Company's independent accountants, whose review report is included herein. During fiscal 1998 and 1999 management has evaluated and restructured the organization and operation of certain segments of the Company. As a result, certain prior year balances have been reclassified to be consistent with the current presentation.

   Common stock - As of June 30, 1999, the Company had
100,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 31,039,292 shares outstanding. At
September 30, 1998, the Company had 30,398,319 shares outstanding.

2. Rates

   The Company's ratemaking activity over the three-year period ended September 30, 1998 was discussed in Note 3 of notes to consolidated financial statements in the Company's Form 10-K for the year ended September 30, 1998. The Trans La Division appeared before the Louisiana Public Service Commission in June 1999 for a rate investigation and to redesign rates to mitigate the effects of warm weather. A decision is expected from the Louisiana Commission later in 1999. The Western Kentucky Division requested an increase in rates of approximately $14.1 million from the Kentucky Public Service Commission in May 1999. A decision is expected later in 1999, with any new rates being placed in effect in early 2000. Subsequent to June 30, 1999, the Energas Division filed rate cases in its West Texas System cities and Amarillo, Texas, requesting rate increases totaling approximately $13.2 million and recovery of costs related to certain distribution system replacement projects. Later in 1999 or early 2000 the Company plans to request a rate increase of approximately $1.1 million in the environs areas outside the city limits of the West Texas System cities and Amarillo, Texas for total increases of $14.3 million being sought in Texas. Rates in areas outside the city limits in Texas are subject to the jurisdiction of the Railroad Commission of Texas.

3. Contingencies

   For a review of the status of the Company's litigation and environmental matters as of September 30, 1998, please refer to
Note 5 of notes to consolidated financial statements in the Company's Form 10-K for the year ended September 30, 1998. Material contingencies and new developments since September 30, 1998 are discussed below.

Litigation

   In November 1997, a jury in Plaquemine, Louisiana awarded
Brian L. Heard General Contractor, Inc., ("Heard") a total of $177,929 in actual damages and $15 million in punitive damages resulting from a lawsuit by Heard against the Trans La Division, the successor in interest to Oceana Heights Gas Company, which the Company acquired in November 1995. The trial judge also awarded interest on the total judgment amount. The claims were for events that occurred prior to the time Atmos acquired Oceana Heights Gas Company. Heard filed the suit against the Trans La Division and two other defendants, alleging that gas leaks had caused delays in Heard's completion of a sewer project, resulting in lost business opportunities for the contractor during 1994. The Company immediately appealed the verdict. However, on March 24, 1999, the Company announced that it had reached a settlement of the case as a result of mediation discussions. The parties agreed to settle the case for $3.5 million. In the settlement, neither Atmos nor the Trans La Division conceded liability. Atmos paid $3.25 million and the remaining $.25 million was paid by Oceana Heights Gas Company's insurers. In exchange, the Company obtained a full release from Heard of all claims against Atmos and the Trans La Division.

   In Colorado, the Greeley Division is a defendant in several lawsuits filed as a result of a fire in a building in Steamboat Springs, Colorado on February 3, 1994. The plaintiffs claimed that the fire resulted from a leak in a severed gas service line owned by the Greeley Division. On January 12, 1996, the jury awarded the plaintiffs approximately $2.5 million in compensatory damages and approximately $2.5 million in punitive damages. The jury assessed the Company with liability for all of the damages awarded. The Company appealed the judgment to the Colorado Court of Appeals, which reversed the trial court verdict and ordered a new trial. The Colorado Supreme Court upheld the Court of Appeals reversal and order for a new trial. As a result of mediation, a settlement was reached with five of the claimants, leaving only three remaining claimants with aggregate claims of approximately $2.0 million. The Company does not expect the final outcome of this case to have a material adverse effect on the financial condition, the results of operations or the cash flows of the Company because the Company believes it has adequate insurance and reserves to cover any damages that may ultimately be awarded.

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

Guarantees

   The Company's wholly-owned subsidiary, Atmos Energy Marketing, LLC ("AEM"), and Woodward Marketing, Inc. ("WMI"), sole members of Woodward Marketing, LLC ("WMLLC"), act as guarantors of up to $12.5 million of balances outstanding under a $30.0 million bank credit facility for WMLLC. AEM guarantees the payment of up to $5.6 million of borrowings under this facility. A balance of approximately $.7 million was outstanding under this credit facility at June 30, 1999. AEM and WMI also act as joint and several guarantors on certain accounts payable for gas purchases. AEM has agreed to guarantee payables of WMLLC up to $40.0 million of natural gas purchases and transportation services from suppliers. WMLLC payable balances outstanding that were subject to these guarantees amounted to $8.3 million at June 30, 1999.

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

   The United Cities Division owns or owned former manufactured gas plant sites in Keokuk, Iowa, Johnson City and Bristol, Tennessee, Hannibal, Missouri, and Americus, Georgia. In June 1995, United Cities Gas Company ("UCGC") entered into an agreement to pay $1,787,000 to Union Electric Company whereby Union Electric agreed to assume responsibility for UCGC's continuing investigation and environmental response action obligations for soil contamination as outlined in the feasibility study for the former manufactured gas plant in Keokuk. The $1,787,000 was paid in five annual installments. The last installment was paid in July 1999.

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

   On July 22, 1998, Atmos entered into an Abatement Order on Consent with the Missouri Department of Natural Resources addressing the former manufactured gas plant located in Hannibal, Missouri. Atmos, through its United Cities Division, agreed in the order to perform a removal action, a subsequent site evaluation and to reimburse the response costs incurred by the state of Missouri in connection with the property. The removal action was conducted and completed in August 1998 and the site evaluation will be conducted in 1999. On February 25, 1999, the Missouri Public Service Commission issued an Order authorizing Atmos to defer the costs associated with this site. The Order is effective for two years.

   As of June 30, 1999, the Company had incurred and deferred for recovery $1.1 million, including $258,000 related to an insurance recoverability study, and accrued and deferred for recovery an additional $750,000 associated with the preliminary survey and invasive study of the Johnson City, Hannibal and Bristol sites.

   Atmos is currently conducting an investigation pursuant to a Consent Order between the Kansas Department of Health and Environment ("KDHE") and UCGC. The Order provides for the investigation of mercury contamination at gas pipeline sites which utilize or formerly utilized mercury meter equipment in Kansas. Atmos is currently in the process of finalizing a Consent Order with the KDHE for remediation of certain of these sites. As of June 30, 1999, the Company had identified approximately 720 sites where mercury may have been used and had incurred and deferred $100,000 for recovery. In addition, based upon available current information, the Company accrued and deferred for recovery an additional $280,000 for the investigation of these sites. The Kansas Corporation Commission has authorized the Company to defer these costs and seek recovery in a future rate case.

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

4. Short-term debt

   At June 30, 1999, the Company had committed, short-term, unsecured bank credit facilities totaling $262.0 million, of which $250.9 million was unused. The Company also had aggregate uncommitted lines of credit totaling $73.0 million, of which $63.7 million was unused.

   The Company implemented a $250.0 million commercial paper program in October 1998. It is supported by a $250.0 million short-term, unsecured credit facility. The Company's commercial paper is rated A-2 by Standard and Poor's and P-2 by Moody's. At June 30, 1999, the Company had $89.8 million of commercial paper outstanding.

5. Statements of cash flows

   Supplemental disclosures of cash flow information for the nine-month periods ended June 30, 1999 and 1998 are presented below.

                              Nine months ended
                                   June 30,
                           ----------------------
                              1999          1998
                            -------        ------
                                (In thousands)
     Cash paid for
       Interest             $32,019        $31,491
       Income taxes          14,324         14,880

6. Earnings per share

   Basic earnings per share has been computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period adjusted for the assumed exercise of restricted stock and other contingently issuable shares of common stock. Net income for basic and diluted earnings per share are the same, as there are no contingently issuable shares of stock whose issuance would have impacted net income. A reconciliation between basic and diluted weighted average common shares outstanding follows:

                                       For the three months ended
                                                 June 30,
                                       --------------------------
                                         1999               1998
                                        ------             ------
Weighted average common
  shares - basic                        30,669             29,910
Effect of dilutive securities:
  Restricted stock                         243                 24
  Stock options                              8                  7
                                        ------             ------
Weighted average common
  shares - assuming dilution            30,920             29,941
                                        ======             ======

                                        For the nine months ended
                                                 June 30,
                                       --------------------------
                                         1999               1998
                                        ------             ------
Weighted average common
  shares - basic                        30,464             29,739
Effect of dilutive securities:
  Restricted stock                         236                195
  Stock options                             10                 14
                                        ------             ------
Weighted average common
  shares - assuming dilution            30,710             29,948
                                        ======             ======

7. Related party transactions

   Atmos owns a 45% interest through its ownership of Atmos Energy Marketing, LLC, in Woodward Marketing, LLC, a limited liability company headquartered in Houston, Texas, which is engaged in gas marketing and energy services. Included in purchased gas cost were purchases from WMLLC of approximately $24.8 million and $25.2 million for the three-month periods ended June 30, 1999 and 1998, respectively, and approximately $76.7 million and $105.2 million for the nine-month periods ended June 30, 1999 and 1998, respectively.

8. Recently issued accounting standards not yet adopted

   The Company has not yet adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income."
The Statement will be effective for the Company's 1999 fiscal year beginning with its 1999 annual report. It established standards for reporting an display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

   The Company has not yet adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Statement will be effective for the Company's 1999 fiscal year beginning with its 1999 annual report. It establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. In the initial year of application, comparative information for earlier years is to be restated.

   In addition, the Company has not yet adopted Statement of Financial Accounting Standards No. 133 " Accounting for Derivative Instruments and Hedging Activities." The Statement will be effective for the Company's fiscal year 2001. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement does not allow retroactive application to financial statements of prior periods.

   The Company believes that adoption of these Statements will not have a material impact on its reported financial condition, results of operations, or cash flows.


INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation


   We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of June 30, 1999, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

   Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at June 30, 1999, and for the three-month and nine-month periods ended June 30, 1999 and 1998 for them to be in conformity with generally accepted accounting principles.

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




Dallas, Texas
August 11, 1999


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

Cautionary Statement under the Private Securities Litigation
Reform Act of 1995

   The matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Quarterly Report including, but not limited to, those contained in the following sections, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 3 of notes to condensed consolidated financial statements, regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report or in any of the Company's other documents or oral presentations, the words "anticipate," "report," "objective," "forecast," "goal" or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company's operations, markets, services, rates, recovery of costs, availability of gas supply, and other factors. These risks and uncertainties include, but are not limited to, national, regional and local economic competitive conditions, regulatory and business trends and decisions, technological developments, Year 2000 issues, inflation rates, weather conditions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the expectations reflected in the forward-looking statements are reasonable, there can be no assurance that such expectations will be realized or will approximate actual results.

Ratemaking Activity

   As of June 30, 1999, the Company had several rate proceedings pending. In May 1999, the Western Kentucky Division requested a rate increase of $14.1 million from the Kentucky Public Service Commission. In June 1999, the Trans La Division appeared before the Louisiana Public Service Commission for a rate investigation and to redesign rates to mitigate the effects of warm weather. Decisions in both cases are expected later in 1999. However, new rates will not likely be placed in effect before late 1999 or early 2000. Subsequent to June 30, 1999, the Energas Division filed two rate cases in Texas, requesting rate increases totaling approximately $13.2 million and recovery of costs related to certain distribution system replacement projects. In late 1999 or early 2000 the Company plans to file an additional rate request for approximately $1.1 million with the Railroad Commission of Texas for the environs areas outside the city limits of the West Texas System cities and Amarillo, Texas for total increases sought by the Energas Division of $14.3 million. For additional information regarding ratemaking activity see Note 2 under notes to condensed consolidated financial statements.

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

State of readiness

   In October 1996, the Company established its Year 2000 Project Team with the mission of ensuring that all critical systems, facilities and processes are identified, analyzed for Year 2000 readiness, corrected if necessary, and tested if changes are necessary. The Year 2000 Project Team is headed by an officer of the Company and consists of representatives from all business units and shared services units of the Company. The Company, including all of its departments and business units, has a Year 2000 strategy in place and is continuing to implement the Year 2000 plan to manage and minimize risks associated with the Year 2000 issues.

   The Company also received comprehensive assessments in April and July 1999, updating an earlier assessment completed in June 1998, by an independent consulting firm, which specializes in such matters, of the risks posed for the Company and its business units by the Year 2000 issues, including assessments of the risks in each area of the Company involving the use of computer technology and assessments of the business and legal risks created for the Company by the Year 2000 issues. Such assessments also addressed the risks associated with the Company's embedded technologies such as micro-controllers or microchips embedded in non-information technology-related equipment. The results of the latest assessment demonstrate that the Company is on track toward meeting its goal of completing all Year 2000 readiness related tasks by September 30, 1999.

   With respect to information technology ("IT") systems, the Company has conducted an inventory and review of its application software on all platforms such as the mainframe, local area network and personal computers and is in the process of remediating all Year 2000 issues relating to such systems. Concerning non-IT systems, including embedded technology, the Company has conducted an inventory of and is continuing to review and evaluate all of its telecommunications, security access and building control systems, forms, reports and other business processes and activities as well as the equipment and facilities utilized in the Company's gas distribution and storage systems. In addition, several members of the Year 2000 Project Team have completed training on an American Gas Association-sponsored database relating to testing of embedded technology. This database has helped to expedite the review and compliance efforts related to embedded technology.

   The Company's Year 2000 plan includes specific timetables for the following categories of tasks for each of its shared services units and business units with respect to both IT systems and embedded technology as follows:

-    Identification of Year 2000 issues--completed;
-    Prioritization of Year 2000 issues--completed;
-    Estimation of total Year 2000-related costs--completed;
- Implementation of Year 2000 solutions--in process and to be completed by September 30, 1999;
- Testing of Year 2000 solutions--in process and to be completed by September 30, 1999;
- Certification of Year 2000 readiness by third party vendors and suppliers--in process and to be completed by September 30, 1999;
- Monitoring of all systems for changes in current systems that would require changes in Year 2000 plan--in process and to be completed by September 30, 1999;
- Development of Year 2000 contingency plans--substantially completed;
-    Final Year 2000 tests--to be conducted starting September 30,
     1999.

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

Costs to address Year 2000 issues

   As of June 30, 1999, the Company had incurred a total of approximately $450,000 in direct fees and expenses (excluding any internal labor charges) in connection with its Year 2000 efforts. The Company currently expects to spend approximately $1.0 million in direct fees and expenses on its Year 2000 efforts by December 31, 1999. In addition, as part of its normal systems upgrade in the ordinary course of business, the Company is in the process of replacing its customer information system, and has replaced its accounting and financial reporting system, and human resources system with systems that happen to be Year 2000 ready. Although these systems, when fully installed, will be Year 2000 ready, the replacement of these systems was not accelerated to 1999 solely in an attempt to address Year 2000 issues.

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

   With respect to communications with customers, which is heavily reliant on services provided by third parties, the Company is continuing to evaluate Year 2000 readiness by such third parties and will continue to refine its contingency plans to address any worst case scenarios that may be determined after such evaluations are complete. Concerning the billing and payment systems, as previously discussed, the Company is in the process of replacing its customer information system, and has replaced its accounting and financial reporting system, and human resources system with systems that are Year 2000 ready, which should substantially diminish the risk of Year 2000 issues.
Nevertheless, the Company has developed contingency plans and will continue to refine such plans in case the billing and payment systems prove not to be Year 2000 ready.

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

Weather and Seasonality

   The Company's natural gas and propane distribution businesses are seasonal due to weather conditions in the Company's service areas. Sales are affected by winter heating season requirements. Sales to agricultural customers (who use natural gas as fuel in the operation of irrigation pumps) during the period from April through September are affected by rainfall amounts. These factors generally result in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Weather for the nine months ended June 30, 1999 was 16% warmer than normal and 12% warmer than weather in the corresponding period of the prior year. Rainfall in the Company's primary irrigation market located around Lubbock, Texas totaled 17.5 inches for the nine months ended June 30, 1999 as compared with
8.4 inches for the corresponding period of the prior year. These factors decreased sales volumes to weather sensitive customers and caused net income to decrease approximately $23.5 million or $.76 per share. The Company has weather normalization adjustments ("WNAs") in Georgia and Tennessee, where it serves approximately 170,000 customers or approximately 17% of the Company's total customers and revenues. The WNAs increase the base rate when weather is warmer than normal and decrease it when weather is colder than normal. The effect of the WNAs was to increase revenues approximately $4.4 million for the nine months ended June 30, 1999, as compared with an increase of approximately $.7 million for the nine months ended June 30, 1998. The Company does not have WNAs in its other service areas.

FINANCIAL CONDITION

   For the nine months ended June 30, 1999 net cash provided by operating activities totaled $106.8 million compared with $98.8 million for the nine months ended June 30, 1998. Net income decreased $20.3 million to $38.9 million for the nine months ended June 30, 1999 from $59.2 million for the nine months ended June 30, 1998. Depreciation and amortization increased $4.0 million in 1999 because of utility property additions, primarily Customer Service Initiative investment, placed in service during the past year. Net operating assets and liabilities decreased $17.1 million for the nine months ended June 30, 1999 compared with an increase of $.7 million for the nine months ended June 30, 1998. This decrease in net operating assets and liabilities resulted primarily from large fluctuations in accounts receivable, accounts payable and inventories of gas in underground storage that occur when entering and leaving the winter or heating season. It also reflected an increase of $7.4 million in deferred charges and other assets related primarily to increased deferred retirement cost and pension assets. Deferred income taxes increased $6.3 million for the nine months ended June 30, 1999 due to costs expensed for tax purposes but capitalized for financial reporting purposes. Deferred credits increased $8.6 million due to increased retiree medical obligations and deferred retirement liabilities.

   Major cash flows used in investing activities for the nine months ended June 30, 1999 included capital expenditures of $79.8 million compared with $82.5 million for the nine months ended June 30, 1998. The capital expenditures budget for fiscal 1999 is currently $86.8 million, as compared with actual capital expenditures of $135.0 million in fiscal 1998. Budgeted capital projects include major expenditures for mains, services, meters, vehicles and computer software and equipment. These expenditures will be financed from internally generated funds and financing activities.

   For the nine months ended June 30, 1999, cash flows used in financing activities amounted to $21.5 million as compared with $16.9 million for the nine months ended June 30, 1998. During the nine month period, notes payable increased $43.8 million, as compared with an increase of $2.0 million in the nine months ended June 30, 1998, due to seasonal factors, project costs of CSI and Oracle enterprise systems implementation. Payments of long-term debt totaled $56.7 million for the nine months ended June 30, 1999 as compared with $11.8 million for the nine months ended June 30, 1998. The Company paid $25.3 million in cash dividends during the nine months ended June 30, 1999, compared with dividends of $23.8 million paid during the nine months ended June 30, 1998. This reflects increases in the quarterly dividend rate and in the number of shares outstanding. In the nine months ended June 30, 1999, the Company issued 640,973 shares of common stock.

   The following table presents the number of shares issued under the various plans for the nine-month periods ended June 30, 1999 and 1998.

                                              Nine months ended
                                                   June 30,
                                            ---------------------
                                              1999         1998
                                             -------      -------
Shares issued:
  Restricted Stock Grant Plan                 56,850      111,250
  Employee Stock Ownership Plan               52,738       32,235
  Direct Stock Purchase Plan                 524,494      373,401
  Outside Directors Stock-for-Fee Plan         1,341        1,736
  United Cities Long-term Stock Plan           5,550       55,500
                                             -------      -------
    Total shares issued                      640,973      574,122
                                             =======      =======

   The Company believes that internally generated funds, its short-term credit facilities, commercial paper program and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 1999. At June 30, 1999 the Company had $262.0 million in committed short-term credit facilities, $250.9 million of which was unused. The committed lines of credit are renewed or renegotiated at least annually. At June 30, 1999, the Company also had $73.0 million of uncommitted short-term lines of credit, of which $63.7 million was unused. In addition, the Company had a $250.0 million commercial paper program, of which $160.2 million was unused. The program is supported by a $250.0 million line of credit.



RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999, COMPARED WITH THREE MONTHS ENDED
JUNE 30, 1998

   Operating revenues decreased by 20% to $109.6 million for the three months ended June 30, 1999 from $137.3 million for the three months ended June 30, 1998. The most significant factor contributing to the decrease in operating revenues was a 10% decrease in total throughput. Nonutility sales volumes decreased
4.0 billion cubic feet ("Bcf") primarily because of an unusually wet spring in the farming area surrounding Lubbock, Texas. Rainfall for the quarter ended June 30, 1999 was 11.46 inches compared with 1.75 inches for the quarter ended June 30, 1998. The total volume of gas sold and transported for the three months ended June 30, 1999 was 34.5 Bcf compared with 38.3 Bcf for the three months ended June 30, 1998. The average sales price per Mcf sold decreased $.47 to $4.54 primarily due to a decrease in the average cost of gas. The average cost of gas per Mcf sold decreased 21% to $2.57 for the three months ended June 30, 1999 from $3.24 for the three months ended June 30, 1998 due to increased supply availability in the current market.

   Gross profit decreased by 7% to $53.4 million for the three months ended June 30, 1999, from $57.4 million for the three months ended June 30, 1998. Most of the decrease in gross profit was due to the decrease in volumes sold to agricultural customers and decreased transportation revenues. Changes in cost of gas do not directly affect gross profit.

   Operating expense increased 7% to $53.0 million for the three months ended June 30, 1999 from $49.5 million for the three months ended June 30, 1998. Operation expense in the 1999 quarter was comparable to the 1998 quarter, except for one-time savings from the merger and integration of United Cities that were realized in 1998. Third quarter results were also affected by the regulatory lag of depreciation and interest expense related to assets placed in service but not yet included in rates. The decrease in taxes other than income taxes was related to taxes on decreased revenues and payroll taxes related to the reduced labor force. Operating income decreased $7.5 million for the three months ended June 30, 1999 to $.4 million from $7.9 million for the three months ended June 30, 1998. The decrease in operating income resulted from decreased gross profit and increased operating expenses, as mentioned above.

   United Cities Propane sold 1.7 million gallons of propane for the quarter ended June 30, 1999, as compared with 2.2 million gallons for the quarter ended June 30, 1998. The decrease of $.9 million in propane revenues for the quarter ended June 30, 1999 compared with the same period last year was the result of lower sales volumes due to warmer weather and a lower average sales price due to comparatively lower cost of supply.

   Other income decreased $1.4 million for the three months ended June 30, 1999 compared with the three months ended June 30, 1998 primarily due to a decrease in the earnings from the Company's 45 percent interest in Woodward Marketing LLC, and a $.5 million gain that was realized on the sale of an airplane in the prior year.

   Interest expense increased $1.9 million, or 24%, for the three months ended June 30, 1999 compared with the three months ended June 30, 1998 due to increased average debt outstanding, higher interest rates and a significant reduction in interest capitalized in 1999. Approximately $1.0 million of interest was capitalized in connection with the CSI project that was in process in the quarter ended June 30, 1998.

   Income taxes decreased $3.8 million in the quarter ended June
30, 1999 compared with the corresponding quarter of the prior year due primarily to decreased pre-tax income.

   Net income decreased for the three months ended June 30, 1999 by $7.0 million from $1.7 million for the three months ended June
30, 1998. This decrease in net income resulted primarily from the decrease in operating income discussed above.


NINE MONTHS ENDED JUNE 30, 1999, COMPARED WITH NINE MONTHS ENDED
JUNE 30, 1998

   Operating revenues decreased by 19% to $581.2 million for the nine months ended June 30, 1999 from $721.2 million for the nine months ended June 30, 1998. Factors contributing to the lower operating revenues were 9% decrease in total throughput and a 9% decrease in gas sales revenues per Mcf. Sales volumes to weather sensitive customers decreased 9.8 Bcf for the nine months ended June 30, 1999 compared with the corresponding period of the prior year due to 12% warmer weather. Weather was 16% warmer than 30-year normals. Sales volumes to nonutility industrial and agricultural customers were reduced 35% by increased rainfall in the Company's primary irrigation service area around Lubbock, Texas. The average sales price per Mcf decreased to $4.48 for the nine months ended June 30, 1999 from $4.91 for the nine months ended June 30, 1998. The decrease in the average sales price reflects a decrease in the average cost of gas. The average cost of gas per Mcf sold decreased to $2.73 for the nine months ended June 30, 1999 from $3.28 for the nine months ended June 30, 1998 because of generally lower gas supply costs as a result of increased supply availability in the current market. Decreased cost of gas does not directly affect gross profit.

   Gross profit decreased 8.5% to $257.0 million for the nine months ended June 30, 1999, compared with $280.9 million for the nine months ended June 30, 1998. The decrease in gross profit was due to reduced sales to weather-sensitive customers, decreased sales to agricultural customers, decreased transportation volumes, and a decrease of $.07 for the average transportation revenue per Mcf.

   United Cities Propane sold 18.4 million gallons of propane for the nine-month period ended June 30, 1999, as compared with 19.6 million gallons for the nine-month period ended June 30, 1998. The decrease of $5.4 million in propane revenues for the nine-month period ended June 30, 1999 compared with the same period last year was the result of lower sales volumes due to warmer winter weather and a lower average sales price due to comparatively lower cost of supply.

   Operating expenses increased to $174.0 million in the nine months ended June 30, 1999, from $164.9 million in the nine months ended June 30, 1998. The increase included $3.4 million in operation expense, $3.3 million in a litigation settlement and $5.3 million in depreciation and amortization. The principal factor contributing to the increase in operation expense was a one-time savings realized in the prior year in connection with integration and reorganization initiatives for United Cities Gas Company. The litigation settlement in 1999 is discussed in Note 3 of notes to consolidated financial statements. The increase in depreciation related to utility plant additions, including much of the Company's investment in CSI, placed in service during the past year. Regulatory lag has affected earnings as a result of significant capital investments which have been made but not yet included in rates. The primary factor in the $1.6 million decrease in taxes other than income taxes was lower taxes on decreased revenues. Operating income decreased for the nine months ended June 30, 1999 to $82.9 million from $116.0 million for the nine months ended June 30, 1998. The decrease in operating income resulted from decreased gross profit and increased operating expenses, as discussed above.

   Other income decreased $.3 million for the nine months ended
June 30, 1999 compared with the nine months ended June 30, 1998, due primarily to a $.5 million gain that was realized on the sale of an airplane in the prior year.

   Interest charges increased $.5 million, or 2%, due to an increased amount of debt outstanding and higher rates during the nine months ended June 30, 1999 compared with the corresponding nine-month period of the prior year. Net income decreased 34% for the nine months ended June 30, 1999, to $38.9 million from $59.2 million for the nine months ended June 30, 1998. The decrease in net income resulted primarily from the decrease in operating income. The Company estimates that the impact of the weather being 12% warmer than for the nine months ended June 30, 1998 caused net income to be approximately $23.5 million less than it would have been had the Company experienced comparable temperatures and rainfall in its respective service areas in the nine months ended June 30, 1999. Dividends per share increased approximately 4% to $.825 for the nine months ended June 30, 1999. Diluted average shares outstanding increased 2.5% primarily due to shares issued under the Direct Stock Purchase Plan, the Restricted Stock Grant Plan and the Employee Stock Ownership Plan.

   The provision for income taxes for the nine months ended June
30, 1999 decreased $13.6 million from the provision for the corres ponding period of the prior year due to decreased pre-tax income.

   Total customers of the Company at June 30, 1999 increased
23,978, or 2%, compared with June 30, 1998.

                                                 June 30,
                                       --------------------------
                                           1999           1998
                                        ----------     ----------
Meters-in-service at end of period
  Residential                              903,081        888,015
  Commercial                                94,590         95,355
  Public authority and other                 6,405          4,841
  Industrial (including agricultural)       15,702         16,399
                                         ---------     ----------
    Total natural gas meters             1,019,778      1,004,610
  Propane customers                         39,429         30,619
                                         ---------     ----------
    Total                                1,059,207      1,035,229
                                         =========     ==========


UTILITY, NONUTILITY AND PROPANE OPERATING DATA

   Atmos' Utility business is conducted by the Company's regulated utility divisions: Energas Division, Greeley Gas Division, Trans La Division, United Cities Division, Western Kentucky Division and Shared Services. The Nonutility business includes nonregulated irrigation sales, energy services to large volume customers, nonregulated underground storage operations, a 45% interest in Woodward Marketing LLC, leasing of real estate, vehicles and appliances and nonregulated shared services. The propane business is conducted through United Cities Propane and includes wholesale and retail propane sales to 39,429 customers in four states. The following tables summarize operating statistics, of the utility, nonutility and propane businesses of the Company for the three-month and nine-month periods ended June 30, 1999 and 1998. Certain prior year volumes and revenues have been restated accordingly.


                     ATMOS ENERGY CORPORATION
                 CONSOLIDATED OPERATING STATISTICS
                                      Three months ended June 30,
                                             1999           1998
Utility sales volumes -- MMcf(1)          --------       --------
  Residential                                9,379          8,206
  Commercial                                 4,423          4,608
  Public authority and other                   836            438
  Industrial                                 4,023          4,206
                                           -------         ------
    Total                                   18,661         17,458
Transportation volumes -- MMcf(1)           12,631         13,644
                                           -------         ------
    Total utility volumes                   31,292         31,102
Nonutility sales volumes                     3,229          7,237
                                           -------         ------
TOTAL THROUGHPUT - MMcf (1)                 34,521         38,339
                                           =======         ======
Propane - Gallons (000's)                    1,681          2,189
                                           =======         ======
OPERATING REVENUES (000's)
Gas sales revenues
  Residential                              $52,452        $56,643
  Commercial                                20,853         26,110
  Public authority and other                 3,066          2,669
  Industrial                                13,409         16,363
                                          --------       --------
    Total gas sales revenues                89,780        101,785
Transportation revenues                      5,149          7,507
Other gas revenues                           1,054          1,249
                                          --------       --------
    Total utility revenues                  95,983        110,541
Propane revenues                             1,776          2,720
Nonutility revenues                         11,831         24,050
                                          --------       --------
    Total operating revenues              $109,590       $137,311
                                          ========       ========
Average gas sales revenues per Mcf        $   4.54       $   5.01
Average transportation revenue per Mcf    $    .41       $    .55
Cost of gas per Mcf sold                  $   2.57       $   3.24

                      HEATING DEGREE DAYS
                     Weighting by      Three months ended June 30,
Service Area          Customers         1999      1998     Normal
----------------     -----------        -----     -----    ------
Energas                  29%              279       271       227
Trans La                  8%               26        74        42
Western Kentucky         18%              165       259       336
Greeley Gas              20%              606       567       613
United Cities            25%              189       256       288
                        ----
System Average          100%              277       304       318

(1) Volumes are reported as metered in million cubic feet
("MMcf").


                     ATMOS ENERGY CORPORATION
                 CONSOLIDATED OPERATING STATISTICS
                                       Nine months ended June 30,
                                             1999           1998
Utility sales volumes -- MMcf(1)          --------       --------
  Residential                               61,872         68,077
  Commercial                                27,618         32,060
  Public authority and other                 5,304          4,504
  Industrial                                16,366         17,679
                                          --------        -------
    Total                                  111,160        122,320
Transportation volumes -- MMcf(1)           42,334         42,733
                                          --------        -------
    Total utility volumes                  153,494        165,053
Nonutility sales volumes                     7,817         12,083
                                          --------        -------
TOTAL THROUGHPUT - MMcf (1)                161,311        177,136
                                          ========        =======
Propane - Gallons (000's)                   18,387         19,614
                                          ========        =======
OPERATING REVENUES (000's)
Gas sales revenues
  Residential                             $309,508       $367,208
  Commercial                               124,523        162,192
  Public authority and other                20,087         18,275
  Industrial                                55,888         74,819
                                          --------       --------
    Total gas sales revenues               510,006        622,494
Transportation revenues                     17,599         20,763
Other gas revenues                           3,757          6,705
                                          --------       --------
    Total utility revenues                 531,362        649,962
Propane revenues                            19,097         24,538
Nonutility revenues                         30,784         46,692
                                          --------       --------
    Total operating revenues              $581,243       $721,192
                                          ========       ========
Average gas sales revenues per Mcf        $   4.48       $   4.91
Average transportation revenue per Mcf    $    .42       $    .49
Cost of gas per Mcf sold                  $   2.73       $   3.28

                      HEATING DEGREE DAYS
                     Weighting by       Nine months ended June 30,
Service Area          Customers         1999      1998     Normal
----------------     -----------        -----     -----    ------
Energas                  29%            3,028     3,665     3,513
Trans La                  8%            1,263     1,725     1,771
Western Kentucky         18%            3,446     3,768     4,304
Greeley Gas              20%            4,856     5,294     5,571
United Cities            25%            3,136     3,539     3,760
                        ----
System Average          100%            3,319     3,790     3,949

(1) Volumes are reported as metered in million cubic feet
("MMcf").


Item 3. Quantitative and Qualitative Disclosures about Market
        Risk

   All of the Company's long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. At June 30, 1999, the Company is not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.


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

                                      ATMOS ENERGY CORPORATION
                                            (Registrant)




Date:  August 13, 1999          By:    /s/ Donald P. Burman
                                   -------------------------------
                                          Donald P. Burman
                                        Assistant Controller
                                     (Chief Accounting Officer
                                   and duly authorized signatory)



                        EXHIBITS INDEX
                           Item 6(a)

Exhibit                                                Page
 Number                 Description                   Number
-------                 -----------                   -------
   15    Letter regarding unaudited interim
         financial information

   27    Financial Data Schedule for Atmos Energy
         Corporation for the nine months ended
         June 30, 1999