Form 10-K405
period 1999-09-30
ATMOS ENERGY CORP
filed 1999-12-14
CIK 731802

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999  OR

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

                                  "continued"

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the voting stock held by non-affiliates of the registrant was $660,086,573 as of November 24, 1999. On November 24, 1999 the registrant had 31,316,186 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Annual Report to Shareholders for the year ended September 30, 1999 are incorporated by reference into Parts I, II and IV of this report.

          Portions of the registrant's Definitive Proxy Statement to be filed for the Annual Meeting of Shareholders on February 9, 2000 are incorporated by reference into Part III of this report.

                           ATMOS ENERGY CORPORATION
                          ANNUAL REPORT ON FORM 10-K
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                               TABLE OF CONTENTS
                                                                  Page no.

Cautionary statement regarding forward-looking statements                5

                                    PART I

Item 1.  Business                                                        6

           Acquisitions and Mergers                                      8

           Operating Statistics                                          9

           Utility Energy Services and Propane Data                     14

           Gas Sales                                                    15

           Gas Supply                                                   16

           Regulation and Rates                                         18

           Competition                                                  22

           Employees                                                    23

Item 2.  Properties                                                     23

Item 3.  Legal Proceedings                                              24

Item 4.  Submission of Matters to a
         Vote of Security Holders                                       24

Executive Officers of the Registrant                                    25

                                    PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters                                26

Item 6.  Selected Financial Data                                        26

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  26

Item 7A. Quantitative and Qualitative Disclosures
         about Market Risk                                              26

                                                                  Page no.


Item 8.  Financial Statements and Supplementary Data                    27

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                         27

                                   PART III

Item 10. Directors and Executive Officers
         of the Registrant                                              28

Item 11. Executive Compensation                                         28

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                                          28

Item 13. Certain Relationships and Related Transactions                 28

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K                                        29

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

     The Company distributes and sells natural gas and propane to approximately 1,078,000 residential, commercial, industrial, agricultural, and other customers. The Company distributes and sells natural gas through approximately 1,038,000 meters in 802 cities, towns, and communities in service areas located in Texas, Louisiana, Kentucky, Colorado, Kansas, Illinois, Tennessee, Iowa, Virginia, Georgia, South Carolina and Missouri. The Company also transports gas for others through parts of its distribution system. It also distributes propane to approximately 40,000 customers in Kentucky, North Carolina, Virginia, and Tennessee.

     The Company's Texas distribution system is operated through its Energas Company division (the "Energas Division") and covers an area having a population of approximately 950,000 people. The economy of the area is based primarily on oil and gas production and agriculture. The principal cities served by the Energas Division include Amarillo, Lubbock, Midland, and Odessa. At September 30, 1999, the Company had approximately 316,000 regulated and non-regulated meters in service in Texas.

     The Company's Louisiana distribution system is operated through its Trans Louisiana Gas Company division (the "Trans La Division") and covers an area having a population of approximately 250,000 people. The economy of the area is based primarily on oil and gas production, agriculture, and food processing. The principal cities served by the Trans La Division are Lafayette, Pineville, and Natchitoches. At September 30, 1999, the Company had approximately 81,000 meters in service in Louisiana.

     The Company's Kentucky distribution system is operated through its Western Kentucky Gas Company division (the "Western Kentucky Division") and covers an area having a population of approximately 680,000 people. The economy of the area is based primarily on industry and agriculture. The principal cities served by the Western Kentucky Division include Bowling Green, Owensboro, and

Paducah. At September 30, 1999, the Company had approximately 180,000 meters in service in Kentucky.

     The Company's distribution systems in Colorado and parts of Kansas and Missouri are operated through its Greeley Gas Company division (the "Greeley Division") and covers an area having a combined population of approximately 530,000 people. The economies of the areas served are based on oil and gas production, agriculture and resort business. The principal cities and counties served by the Greeley Division include Greeley, Durango and Lamar, Colorado; Bonner Springs, Herington and Ulysses, Kansas; and Wyandotte and Johnson Counties in Kansas. At September 30, 1999 the Greeley Division had approximately 202,000 meters in service.

     The Company operates natural gas distribution systems in Georgia, Illinois, Iowa, South Carolina, Tennessee, Virginia and Missouri through its United Cities Gas Company division (the "United Cities Division") and covers an area having a combined population of approximately 6.4 million people. The economies of the areas served include customers engaged in the manufacture of asphalt, automobiles, auto parts, chemicals, electronics, food products, metals, textiles and wire, among others. The division also serves several colleges and a major army base. The principal cities served by the United Cities Division include Franklin and Murfreesboro, Tennessee; Hannibal, Missouri; and Gainesville and Columbus, Georgia. At September 30, 1999, the United Cities Division had approximately 259,000 meters in service.

     The Company also operates certain non-regulated businesses through various wholly-owned subsidiaries. One subsidiary, Atmos Storage, Inc. ("Storage"), provides natural gas storage services. It owns natural gas storage fields in Kentucky and Kansas to supplement natural gas used by customers in Kansas, Tennessee, and other states.

     Another subsidiary, Atmos Energy Marketing, LLC, owns a 45% interest in Woodward Marketing, LLC ("WMLLC"), a Delaware limited liability company that provides natural gas services. WMLLC provides gas marketing and energy management services to industrial customers, municipalities and local distribution companies, including the Trans La, Western Kentucky and United Cities Divisions.

     In addition, Atmos Energy Services, Inc. markets gas to industrial and irrigation customers primarily in West Texas through Enermart Energy Services Trust ("Enermart") and to industrial customers in Louisiana, and is developing plans for marketing various non-regulated services and products.

     United Cities Propane Gas, Inc. ("Propane") is engaged primarily in the retail distribution of propane ("LP") gas, and on a much smaller scale, the wholesale supply of LP gas. It exited the direct merchandising and repair of propane gas appliances in 1999. Propane currently has operation and storage centers and storefront offices located in Tennessee, Kentucky, and North Carolina, with a total company storage capacity of approximately 2.5 million gallons. As of September 30, 1999, Propane served approximately 40,000 customers in the states listed above as well as Virginia. During the three-year period ended September 30, 1999, the propane operations added approximately 10,900 customers through acquisitions of six propane distribution companies and a propane transport company.

     Finally, Atmos Leasing Inc. and Atmos Energy Marketing, LLC, leases real estate and vehicles to the United Cities Division and leases appliances to residential customers.

     The natural gas distribution business is subject to a number of factors, many of which affect the Company from time to time. These include (i) the ongoing need to obtain adequate and timely rate relief from regulatory authorities to recover costs of service and earn a fair return on invested capital; (ii) inherent seasonality of the business; (iii) competition with alternate fuels; (iv) competition with other gas sources for industrial customers, including the ability of some customers to bypass the Company's facilities, which could result in loss of revenues and reduction in the Company's net income; and (v) possible volatility in the supply and price of natural gas and propane. The propane distribution business is also subject to seasonality and competition with alternate fuels and other suppliers.

ACQUISITIONS AND MERGERS

     Since its organization in 1983, the Company has sought to expand its customer base and to diversify the weather patterns, local economic conditions, and regulatory environments to which its operations are subject. As part of this strategy, the Company acquired Trans Louisiana Gas Company, Inc. ("TLG") in January 1986, Western Kentucky Gas Utility Corporation ("WKG") in December 1987, Greeley Gas Company ("GGC") in December 1993, Oceana Heights Gas Company of Thibodaux, Louisiana in November 1995 and United Cities Gas Company ("UCGC") in July 1997. Subsequent to September 30, 1999, the Company entered into a definitive agreement with Southwestern Energy Company ("Southwestern") on October 15, 1999 to acquire the Missouri natural gas distribution assets of Associated Natural Gas, a division of Arkansas Western Gas, which is a wholly-owned subsidiary of Southwestern. Under the terms of the agreement, the Company will purchase the Missouri gas system for approximately $32.0 million in cash plus working capital adjustments. This transaction, which will add approximately 48,000 customers, is expected to be completed by mid-year 2000, subject to approvals by the Missouri Public Service Commission and the Federal Energy Regulatory Commission.

     The Company continues to consider and pursue, where appropriate, additional acquisitions of natural gas distribution properties and other business opportunities. For further information regarding the UCGC merger, see Note 2 of notes to consolidated financial statements in the Company's Annual Report to Shareholders.

OPERATING STATISTICS

     The table on the following page reflects the operating statistics of Atmos including the United Cities Division for fiscal 1999 and 1998 and the restated operating statistics for 1997, 1996 and 1995 on a pooled basis with UCGC. It is followed by two tables of utility sales and operating statistics by business unit for 1999 and 1998, respectively. Certain prior year amounts have been reclassified to conform with the current year presentation.

                           ATMOS ENERGY CORPORATION
                       CONSOLIDATED OPERATING STATISTICS

                                                          Year ended September 30,
                                        -------------------------------------------------------------
                                           1999         1998         1997         1996        1995
                                        -----------  -----------  -----------  -----------  ---------
METERS IN SERVICE, end of year

  Residential                               919,012      889,074      870,747      860,229    834,376
  Commercial                                 98,268       94,302       92,703       91,960     90,093
  Industrial                                 14,329       16,322       17,217       19,403     19,762
  Public authority and other                  6,386        4,834        4,781        4,716      4,982
                                        -----------  -----------  -----------  -----------  ---------
    Total meters                          1,037,995    1,004,532      985,448      976,308    949,213
  Propane customers                          39,539       37,400       29,097       26,108     23,359
                                        -----------  -----------  -----------  -----------  ---------
    Total                                 1,077,534    1,041,932    1,014,545    1,002,416    972,572
                                        ===========  ===========  ===========  ===========  =========

HEATING DEGREE DAYS (2)
  Actual (weighted average)                   3,374        3,799        3,909        4,043      3,706
  Percent of normal                              85%          95%          98%         101%        93%

SALES VOLUMES - MMcf (3)
  Residential                                67,128       73,472       75,215       77,001     69,666
  Commercial                                 31,457       36,083       37,382       38,247     34,921
  Industrial(including agricultural)         35,741       44,881       46,416       57,863     57,290
  Public authority and other                  5,793        4,937        5,195        5,182      4,779
                                        -----------  -----------  -----------  -----------  ---------
    Total sales volumes                     140,119      159,373      164,208      178,293    166,656
Transportation volumes - MMcf (3)            55,468       56,224       48,800       44,146     47,647
                                        -----------  -----------  -----------  -----------  ---------
TOTAL THROUGHPUT - MMcf (3)                 195,587      215,597      213,008      222,439    214,303
                                        ===========  ===========  ===========  ===========  =========

PROPANE - Gallons (000's)                    22,291       23,412       25,204       33,637     28,854
                                        ===========  ===========  ===========  ===========  =========

OPERATING REVENUES (000's)

Gas sales revenues
  Residential                           $   349,691  $   410,538  $   452,864  $   409,039  $ 337,768
  Commercial                                144,836      184,046      193,302      186,032    150,949
  Industrial(including agricultural)        117,382      161,382      168,386      187,693    171,591
  Public authority and other                 22,330       20,504       23,898       21,738     18,185
                                        -----------  -----------  -----------  -----------  ---------
    Total gas sales revenues                634,239      776,470      838,450      804,502    678,493

Transportation revenues                      23,101       23,971       19,885       18,872     19,813
Other gas revenues                            4,500        8,121        6,385       13,751      9,374
                                        -----------  -----------  -----------  -----------  ---------
    Total gas revenues                      661,840      808,562      864,720      837,125    707,680

Propane revenues                             22,944       29,091       33,194       38,372     24,651
Other revenues                                5,412       10,555        8,921       11,194     17,224
                                        -----------  -----------  -----------  -----------  ---------
Total operating revenues                $   690,196  $   848,208  $   906,835  $   886,691  $ 749,555
                                        ===========  ===========  ===========  ===========  =========


AVERAGE SALES PRICE/Mcf                       $4.53        $4.87        $5.11        $4.51      $4.07

AVERAGE COST OF GAS/Mcf SOLD                   2.79         3.24         3.51         3.15       2.70

AVERAGE TRANSPORTATION REVENUES/Mcf             .42          .43          .41          .43        .42

See footnotes on page 13.

        UTILITY SALES AND STATISTICAL DATA BY BUSINESS UNIT - 1999 (1)



                                              Year ended September 30, 1999
                            ------------------------------------------------------------------
                                                   Western               United       Total
                             Energas   Trans La   Kentucky    Greeley    Cities      Utility
                            ---------  ---------  ---------  ---------  ---------  -----------
METERS IN SERVICE,
 at end of year
    Residential              274,452     74,890    159,449    181,859    228,362      919,012
    Commercial                26,300      5,567     18,371     17,736     30,294       98,268
    Industrial (incl.
      agricultural)           13,014        128        238        339        610       14,329
    Public authority
      and other                2,230        893      1,559      1,704          -        6,386
                            --------    -------   --------   --------   --------   ----------
      Total                  315,996     81,478    179,617    201,638    259,266    1,037,995
                            ========    =======   ========   ========   ========   ==========

HEATING DEGREE DAYS(2)
    Actual                     3,083      1,265      3,472      4,992      3,168        3,374
    Normal                     3,531      1,771      4,333      5,696      3,784        3,990
    Percent of normal             87%        71%        80%        88%        84%          85%

SALES VOLUMES-MMcf(3)
    Residential               20,871      3,111     11,822     16,748     14,576       67,128
    Commercial                 6,825      1,334      5,122      6,642     11,534       31,457
    Industrial (incl.
      agricultural)            1,514          -      2,973      1,462     14,952       20,901
    Public authority
      and other                2,234        769      1,371      1,419          -        5,793
                            --------    -------   --------   --------   --------   ----------
      Total                   31,444      5,214     21,288     26,271     41,062      125,279

TRANSPORTATION
    VOLUMES-MMcf(3)            4,637        696     25,814     10,021     14,300       55,468
                            --------    -------   --------   --------   --------   ----------
TOTAL THROUGHPUT-MMcf(3)      36,081      5,910     47,102     36,292     55,362      180,747
                            ========    =======   ========   ========   ========   ==========

OTHER STATISTICS
    Operating
      revenues (000's)      $123,656    $36,644   $100,165   $132,093   $224,755   $  617,313
    Miles of pipe             13,244      2,276      3,668      5,676      5,806       30,670
    Employees(4)                 372        128        258        286        427        1,471
    Communities served            92         41        163        123        383          802

See footnotes on page 13.

        UTILITY SALES AND STATISTICAL DATA BY BUSINESS UNIT - 1998 (1)



                                              Year ended September 30, 1998
                            ------------------------------------------------------------------
                                                   Western               United       Total
                             Energas   Trans La   Kentucky    Greeley    Cities      Utility
                            ---------  ---------  ---------  ---------  ---------  -----------
METERS IN SERVICE,
 at end of year
    Residential              272,190     74,522    156,107    176,316    209,939      889,074
    Commercial                25,982      5,526     18,000     19,367     25,427       94,302
    Industrial (incl.
      agricultural)           14,753        123        442        409        595       16,322
    Public authority
      and other                2,278        977      1,579          -          -        4,834
                            --------    -------   --------   --------   --------   ----------
      Total                  315,203     81,148    176,128    196,092    235,961    1,004,532
                            ========    =======   ========   ========   ========   ==========

HEATING DEGREE DAYS(2)
    Actual                     3,669      1,725      3,771      5,322      3,544        3,799
    Normal                     3,531      1,771      4,333      5,696      3,784        3,989
    Percent of normal            104%        97%        87%        93%        94%          95%

SALES VOLUMES-MMcf(3)
    Residential               23,594      3,670     12,413     17,602     16,193       73,472
    Commercial                 7,754      1,433      5,530      9,321     12,045       36,083
    Industrial (incl.
      agricultural)            2,076          -      3,415      1,783     14,982       22,256
    Public authority
      and other                2,559        917      1,461          -          -        4,937
                            --------    -------   --------   --------   --------   ----------
      Total                   35,983      6,020     22,819     28,706     43,220      136,748

TRANSPORTATION
    VOLUMES-MMcf(3)            5,526        949     25,813     10,244     13,692       56,224
                            --------    -------   --------   --------   --------   ----------
TOTAL THROUGHPUT-MMcf(3)      41,509      6,969     48,632     38,950     56,912      192,972
                            ========    =======   ========   ========   ========   ==========

OTHER STATISTICS
    Operating
      revenues (000's)      $156,170    $36,326   $123,588   $148,331   $274,030   $  738,445
    Miles of pipe             13,217      2,248      3,647      5,322      5,674       30,108
    Employees(4)                 401        134        267        193        621        1,616
    Communities served            92         41        163        123        383          802

See footnotes on page 13.

Notes to preceding tables:
--------------------------

     (1) These tables present data for Atmos' five utility business units. Their operations include the regulated local distribution companies located in their respective service areas.

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

     (4) The number of employees excludes 427 and 391 Atmos shared services and customer support center employees and 164 and 186 non-utility employees in 1999 and 1998, respectively.

UTILITY, ENERGY SERVICES AND PROPANE DATA

          The following table summarizes certain information regarding the operation of the utility, energy services and propane segments of the Company for each of the three years as of and for the period ended September 30, 1999. Amounts for 1997 have been restated to reflect the pooling of interests with UCGC on July 31, 1997.


                                               Energy
                                   Utility    Services  Propane     Total
                                  ----------  --------  --------  ----------
                                                (In thousands)
     1999
       Operating revenues (1)     $  617,313   $49,939  $22,944   $  690,196
       Operating income (loss)        49,000     5,782     (543)      54,239
       Net income (loss)              10,800     7,813     (869)      17,744
       Identifiable assets (1)     1,125,691    71,115   33,731    1,230,537

     1998
       Operating revenues (1)     $  738,445   $80,672  $29,091   $  848,208
       Operating income              100,665    11,595      619      112,879
       Net income (loss)              43,332    11,999      (66)      55,265
       Identifiable assets (1)     1,052,225    52,616   36,549    1,141,390

     1997
       Operating revenues (1)     $  805,252   $68,389  $33,194   $  906,835
       Operating income               61,213     4,991      405       66,609
       Net income (loss)              19,739     4,189      (90)      23,838
       Identifiable assets (1)     1,002,690    62,511   23,110    1,088,311

       (1)  Net of intersegment eliminations

       The utility segment is comprised of the Company's five regulated utility divisions: Energas Division, Greeley Division, Trans La Division, United Cities Division and Western Kentucky Division.

       The energy services segment is currently composed of four parts. Atmos Storage Inc., owns underground storage fields in Kansas and Kentucky and provides storage services to the United Cities Division and Greeley Division and other non-regulated customers. Atmos Energy Services, Inc., markets gas to irrigation and industrial customers in West Texas through Enermart Energy Services Trust, and to industrial customers in Louisiana and is developing plans for marketing various non-regulated services and products. Atmos Energy Marketing, LLC, owns the Company's 45% investment in WMLLC, a gas marketing and energy management services business. Atmos Leasing, Inc., leases buildings and vehicles to the United Cities Division and gas appliances to residential customers.

     The propane segment includes United Cities Propane Gas, Inc., which is primarily engaged in the retail and wholesale distribution of propane gas in Tennessee, Kentucky, North Carolina and Virginia.

GAS SALES

     The Company's natural gas distribution business is seasonal and highly dependent on weather conditions in the Company's service areas. Gas sales to residential and commercial customers are greater during the winter months than during the remainder of the year. The volumes of such sales during the winter months will vary with the temperatures during such months. The seasonal nature of the Company's sales to residential and commercial customers is offset partially by the Company's sales in the spring and summer months to its agricultural customers in Texas, Colorado and Kansas who utilize natural gas to operate irrigation equipment. The Company also has weather normalization adjustments in its rate jurisdictions in Tennessee and Georgia, which serve approximately 186,000 customers. The Company believes that it has lessened its sensitivity to weather risk by diversifying its operations into geographic areas having different weather patterns.

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

GAS SUPPLY

     The Company receives gas deliveries through some 28 pipeline transportation companies, both interstate and intrastate, to satisfy its firm sales market requirements. The transportation agreements are firm and many of them have pipeline no-notice storage service which provide for daily balancing between system requirements and nominated flowing supplies. These agreements have been negotiated with the shortest term available to maintain the Company's Right of First Refusal which provides the right to roll over the term and yet reduce the risk of stranded demand costs in the event of unbundling its services.

     The Western Kentucky Division's gas supply is delivered by the following pipelines: Williams Pipeline-Texas Gas, Tennessee Gas, Trunkline, Midwestern Pipeline and ANR, except that a small percentage of the requirements are being purchased directly from intrastate producers that are connected directly to its distribution system. During 1998, WKG sought and was granted approval by the Kentucky Public Service Commission for a Performance-based Rate ("PBR") program. This three-year supply and asset management program commenced in July 1998.

     The United Cities Division is served by 13 interstate pipelines. The majority of the volumes are transported through East Tennessee Pipeline, Southern Natural Gas and Williams Pipeline-Central.

     Colorado Interstate Gas Company, Williams Pipeline-Central, Public Service Company of Colorado, and Northwest Pipeline are the principal transporters of the Greeley Division's requirements. Additionally, the Greeley Division purchased substantial volumes from producers that are connected directly to its distribution system.

     The Energas Division receives sales and transportation service from various KN pipeline affiliates. Also, the Energas Division purchases a significant portion of its supply from Pioneer Natural Resources (formerly Mesa) which is connected directly to the Company's Amarillo, Texas distribution system.

     Louisiana Intrastate Gas Company ("LIG"), Acadian Pipeline, Koch Gateway and Williams Pipeline-Texas Gas pipelines deliver most of the Trans La Division's requirements.

     The Company also owns and operates numerous natural gas storage facilities in Kentucky and Kansas which are used to help meet customer requirements during peak demand periods and to reduce the need to contract for additional pipeline capacity to meet such peak demand periods. Additionally, the Company operates various propane plants and a liquified natural gas ("LNG") plant for peak shaving purposes. The Company also contracts for storage service in underground storage facilities of many of the interstate pipelines serving it. See "Item 2. Properties" below for further information regarding the peak shaving facilities.

     The United Cities and Western Kentucky Gas Divisions normally injects gas into pipeline storage systems and company owned storage facilities during the summer months and withdraws it in the winter months. At the present time, the underground storage facilities of Storage have a maximum daily output capability of approximately 15,000 thousand cubic feet ("Mcf").

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

     During 1999, the Company purchased its gas supply from various producers and marketers. The suppliers were selected through a bidding process (except for local production purchases) by sending out a Request for Proposal ("RFP") to suppliers that have demonstrated that they can provide reliable service. These suppliers were selected based on their ability to deliver gas supply to our designated firm pipeline receipt points and the best cost. Major suppliers during 1999 were Reliant Energy, Sonat Marketing, KN Marketing, Pioneer Natural, CIG the Merchant, WMLLC, Oneok Gas Marketing, Barrett Resources, Anadarko and Tenaska Marketing.

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

     Western Kentucky Division

     The Western Kentucky Division is regulated by the Kentucky Public Service Commission, which regulates utility services, rates, issuance of securities, and other matters. The Company operates in the various incorporated cities served by it in Kentucky pursuant to non-exclusive franchises granted by such cities. The franchises grant to the Company the right to operate its gas distribution business in the city and to install its distribution lines and related equipment in and along the city's public rights-of-way. Sales of natural gas for use as vehicle fuel in Kentucky are not subject to regulation.

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

     United Cities Division

     In each state in which the United Cities Division operates, its rates, services and operations as a natural gas distribution company is subject to general regulation by the state public service commission. In addition, the issuance of securities by the Company is subject to approval by the state commissions, except in South Carolina and Iowa. Missouri only regulates the issuance of secured debt. The United Cities Division operates in each community, where necessary, under a franchise granted by the municipality for a fixed term of years. To date, it has been able to renew franchises and expects to continue to do so in the future.

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

Rates
-----

     Approximately 89% of the Company's revenues in fiscal 1999 were derived from sales at rates set by or subject to approval by local or state authorities. The method of determining regulated rates varies among the twelve states in which the Company has utility operations. As a general rule, the regulatory authority reviews the Company's rate request and establishes a rate structure intended to generate revenue sufficient to cover the Company's costs of doing business and provide a reasonable return on invested capital.

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

     The Georgia Public Service Commission and Tennessee Regulatory Authority have approved Weather Normalization Adjustments ("WNA") that allow the United Cities Division to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the WNAs was an increase (decrease) in revenues of $4,394,000, $682,000 and $2,643,000 in 1999, 1998 and 1997, respectively.

     The following table sets forth the major rate requests made by the Company or other parties during the most recent five years and the action taken on such requests:

                         Effective   Amount      Amount
  Jurisdiction             Date     Requested   Received
  ------------           --------   ---------   --------
                                       (In thousands)
  Texas
   West Texas System     11/18/94     $ 2,581    $ 1,702   (a)
                         11/01/96       7,676      5,800   (a)
                         Pending        8,827     Pending  (g)
   Amarillo System       Pending        4,354     Pending  (g)

  Louisiana              11/01/99         (b)          -   (b)

  Kentucky               11/01/95       7,665      2,300   (c)
                         03/01/96                  1,000   (c)
                         Pending       14,127     Pending  (h)

  Colorado               05/01/94       4,527      3,246
                         01/21/98           -     (1,600)  (e)

  Kansas                 09/01/95       4,230      2,700   (d)

  Missouri               10/14/95       1,100        903

  South Carolina         02/07/95         341        253

  Tennessee              11/15/95       3,951      2,227

  Iowa                   05/17/96         750        410

  Georgia                12/02/96       5,003      3,160

  Illinois               07/09/97       1,234        428

  Virginia               09/29/95         810        103
                         10/01/98           -       (248)  (f)

(a) These increases include $200,000 and $500,000 applicable to areas outside the city limits which became effective in January 1995 and April 1997, respectively.
(b) The Louisiana Public Service Commission approved a Rate Stabilization Clause ("RSC") for three years with an allowed return on common equity between 10.5% and 11.5%. This decision increased the service charge amounts from about 20% to about 70% of actual costs, and increased the monthly customer charges from $6 to $9, both effective November 1, 1999.
(c) The Kentucky rate order provided an increase of $2,300,000, lowered depreciation rates effective November 1, 1995 and provided an additional $1,000,000 beginning March 1, 1996. The order also included a provision for a pilot demand side management program which could cost up to $450,000 annually.
(d) This increase applied to the Kansas area previously served by the United Cities Division and transferred to the Greeley Division in 1999.
(e) Rate reduction as a result of settlement in a case initiated by the Colorado Consumer Counsel.
(f) Rate reduction as a result of a settlement with the Virginia State Corporation Commission staff regarding investigation of earnings.
(g) The Energas Division applied for rate increases in August 1999. The proposed rates have been suspended until December 8, 1999.
(h) The Western Kentucky Gas Division applied for an increase in May 1999. A hearing is scheduled for December 14, 1999.

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

     Beginning in 1985, changes in the federal regulatory environment through Federal Energy Regulatory Commission ("FERC") orders and conditions related to markets and gas supply in the United States have brought increased competition into the natural gas industry. In 1993, FERC Order 636 was implemented by the interstate pipelines that serve the United Cities and Western Kentucky Divisions, but FERC policies have not had a direct impact upon the Company's Energas, Greeley and Trans La Divisions which are primarily supplied by intrastate pipelines. However, competition for large volume customers in the United Cities and Western Kentucky Divisions and other service areas has increased as a result of FERC Order 636. The Company has sought regulatory approvals for competitive pricing on a case by case basis.

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

     United Cities Propane Gas, Inc. is in competition with other suppliers of propane, natural gas and electricity with respect to price and service. The wholesale cost of propane is subject to fluctuations primarily based on demand, availability of supply and product transportation costs.

     Through its 45% interest in WMLLC, Atmos Energy Marketing, LLC competes with other natural gas brokers in obtaining natural gas supplies for customers.

     Atmos Leasing, Inc. also competes with other companies in the leasing of real estate, vehicles, and appliances.

     Atmos Storage, Inc. charges rates to the United Cities Division that are subject to review by the various commissions in the states within which the storage service is provided. Therefore, Storage's rates must be competitive with other storage facilities. Storage also stores natural gas for WMLLC. As a result, Storage is in competition with other companies that store natural gas as to rates charged and deliverability of natural gas. Agreements between Storage and the United Cities Division give the United Cities Division first priority to any storage services.

EMPLOYEES

     At September 30, 1999, the Company employed 2,062 persons. See "Utility Sales and Statistical Data by Business Unit - 1999" for the number of employees by business unit. As discussed in Note 2 of notes to consolidated financial statements in the Company's Annual Report to Shareholders, the Company underwent downsizing and restructuring in 1997 and 1998 in connection with the integration of UCGC and the reorganization of the Company's other divisions.

ITEM 2.  PROPERTIES

     The Company owns an aggregate of 30,670 miles of underground distribution and transmission mains throughout its gas distribution systems. These mains are located on easements or right-of-ways granted to the Company, which generally provide for perpetual use. The Company maintains its mains through a program of continuous inspection and repair and believes that its system of mains is in good condition. The Company also owns and operates nine propane peak shaving plants with a total capacity of approximately 1,050,000 gallons that can produce an equivalent of 19,459 Mcf daily and an LNG storage facility with a capacity of 500,000 Mcf which can inject a daily volume of 30,000 Mcf in the system, as well as underground storage fields which are used to supplement the supply of natural gas in periods of peak demand. It has seven underground gas storage facilities in Kentucky and four in Kansas that have a total storage capacity of approximately 21.1 Bcf. However, approximately 10.0 Bcf of gas in the storage facilities must be retained as cushion gas to maintain reservoir pressure. The maximum daily delivery capability of the storage facilities is approximately 154 MMcf.

     Substantially all of the Company's properties in its Greeley Division and United Cities Division with net values of approximately $173.7 million and $293.0 million, respectively, are subject to liens under First Mortgage Bonds assumed by the Company in its mergers with GGC and UCGC. At September 30, 1999, the liens secured $17.0 million of outstanding 9.4% Series J First Mortgage Bonds due May 1, 2021, and $102.2 million of outstanding Series N, P, Q, R, T, U and V First Mortgage Bonds due at various dates from 2000 through 2022.

     The Company's administrative offices are consolidated in Dallas, Texas under one lease. The Company also maintains field offices throughout its distribution system, the majority of which are located in leased premises.

     Net property, plant and equipment at September 30, 1999 included approximately $918.2 million for utility, $23.8 million for energy services, and $23.8 million for propane.

     The Company holds franchises granted by the incorporated cities and towns that it serves. At September 30, 1999, the Company held 408 such franchises having terms generally ranging from five to 25 years. The Company believes that each of its franchises will be renewed.

ITEM 3.  LEGAL PROCEEDINGS

     Incorporated by reference from the 1999 Annual Report to Shareholders, Note 6 of notes to consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of September 30, 1999, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer during the past five years.

                                   Years of
     Name                   Age     Service     Office Currently Held
----------------------------------------------------------------------------
Robert W. Best               52        2       Chairman, President and
                                                 Chief Executive Officer
Larry J. Dagley              51        2       Executive Vice President and
                                                 Chief Financial Officer
J. Charles Goodman           38       15       Executive Vice President,
                                                 Utility Operations
Wynn D. McGregor             46       11       Vice President, Human
                                                 Resources

     Robert W. Best was named Chairman of the Board, President and Chief Executive Officer in March 1997. He previously served as Senior Vice President-Regulated Businesses of Consolidated Natural Gas Company (1996 - March 1997) and was responsible for its transmission and distribution companies. Prior to that, he served as Senior Vice President of Transco Energy Company and President of Transcontinental Gas Pipe Line Corporation (1992-1995); and President of Texas Gas Transmission Corporation (1985 - 1995).

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

     J. Charles Goodman was named Executive Vice President, Operations in April 1995. He previously served as President of the Company's Trans La Gas Division from February 1993 until April 1995 and as Chief Engineer of the Company from February 1989 until February 1993.

     Wynn D. McGregor was named Vice President, Human Resources in January 1994. He previously served the Company as Director of Human Resources from February 1991 to December 1993 and as Manager, Compensation and Employment from December 1987 to January 1991.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is set forth under the caption "Market Price of Common Stock and Related Matters" in the Financial Review section of Atmos' 1999 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is set forth under the caption "Selected Financial Data" in the Financial Review section of Atmos' 1999 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Financial Review section of Atmos' 1999 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The risk inherent in the Company's market risk sensitive instruments is the potential loss arising from adverse changes in natural gas commodity prices and interest rates as discussed below. The sensitivity analysis does not, however, consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions the Company may take to mitigate its exposure to such changes. Actual results may differ.

Gas Prices

     The Company purchases natural gas for its regulated and non-regulated natural gas operations. Substantially all of the gas purchased for regulated operations is recovered through purchased gas adjustment mechanisms. The Company's market risk in gas prices is related to gas purchases in the open market at spot prices for sale to non-regulated energy services customers at fixed prices. As a result, the Company's earnings could be affected by changes in the price and availability of such gas. As market conditions dictate, the Company from time to time will lock-in future gas prices, using various hedging techniques including swap agreements with suppliers. The Company does not use such financial instruments for trading purposes and is not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the portion of the Company's gas cost related to fixed-price non-regulated sales. Based on projected fiscal 2000 non-regulated gas sales at fixed prices, such an increase would result in an increase to cost of gas of approximately $2.8 million in fiscal 2000, before considering the effect of swap agreements outstanding as of September 30, 1999. As of September 30, 1999, the Company had entered into swap agreements to lock in gas costs for all outstanding fixed-price sales agreements. The Company plans to mitigate the risk of increased gas purchase costs for fixed-price customers by entering into swap agreements to lock in purchased gas cost for estimated sales volumes in fiscal 2000.

Interest Rates

     The Company's earnings are affected by changes in short-term interest rates as a result of its issuance of short-term commercial paper. If market interest rates for commercial paper average 2% more in fiscal 2000 than they did during fiscal 1999, the Company's interest expense, would increase by approximately $2.0 million.

     Market risk for fixed-rate long-term obligations is estimated as the potential increase in fair value resulting from a hypothetical one percent decrease in interest rates and amounts to approximately $31.6 million based on discounted cash flow analyses.

     As of September 30, 1999, the Company was not engaged in other activities which would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates, foreign currency exchange rates, or market commodity prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this Annual Report on Form 10-K on page 33.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 9, 2000. Information regarding executive officers is included in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 9, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 9, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 9, 2000.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. and 2. Financial statements and financial statement schedules.

     The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K on page 33.

     3. Exhibits

     The exhibits listed in the accompanying Exhibits Index are filed as part of this Annual Report on Form 10-K. The exhibits numbered 10.21(a) through 10.32 are management contracts or compensatory plans or arrangements.

(b)  Reports on Form 8-K

     (1) The Company did not file a Form 8-K Current Report in the quarter ended September 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              ATMOS ENERGY CORPORATION
                                                   (Registrant)

                                               By   /s/ LARRY J. DAGLEY
                                                   ------------------------
                                                   Larry J. Dagley
                                                   Executive Vice President
                                                   and Chief Financial
                                                   Officer


Date:   December 14, 1999

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

 /s/ ROBERT W. BEST       Chairman, President     December 14, 1999
------------------------- and Chief Executive
     Robert W. Best       Officer



 /s/ LARRY J. DAGLEY      Executive Vice          December 14, 1999
------------------------- President and Chief
     Larry J. Dagley      Financial Officer



 /s/ TOM S. HAWKINS, JR.  Vice President,         December 14, 1999
------------------------- Planning and Budgeting
     Tom S. Hawkins, Jr.  and Interim Controller
                          (Principal Accounting
                          Officer)

/s/ TRAVIS W. BAIN, II        Director         December 14, 1999
-------------------------
    Travis W. Bain, II


/s/ DAN BUSBEE                Director         December 14, 1999
-------------------------
    Dan Busbee


/s/ RICHARD W. CARDIN         Director         December 14, 1999
-------------------------
    Richard W. Cardin


/s/ THOMAS J. GARLAND         Director         December 14, 1999
-------------------------
    Thomas J. Garland


/s/ GENE C. KOONCE            Director         December 14, 1999
-------------------------
    Gene C. Koonce


/s/ VINCENT J. LEWIS          Director         December 14, 1999
-------------------------
    Vincent J. Lewis


/s/ THOMAS C. MEREDITH        Director         December 14, 1999
-------------------------
    Thomas C. Meredith


/s/ PHILLIP E. NICHOL         Director         December 14, 1999
-------------------------
    Phillip E. Nichol


/s/ CARL S. QUINN             Director         December 14, 1999
-------------------------
    Carl S. Quinn

/s/ CHARLES K. VAUGHAN        Director         December 14, 1999
-------------------------
    Charles K. Vaughan

/s/ RICHARD WARE II           Director         December 14, 1999
-------------------------
    Richard Ware II

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                            (Item 8, 14(a) 1 and 2)

                                                                  Form 10-K
                                                                   Page no.
                                                                  ---------

Financial statements and supplementary data:

     Consolidated balance sheets at
      September 30, 1999 and 1998
      (Contained in Exhibit 13)

     Consolidated statements of income for
      the years ended September 30, 1999, 1998 and 1997
      (Contained in Exhibit 13)

     Consolidated statements of shareholders' equity for the years ended September 30, 1999, 1998 and 1997
      (Contained in Exhibit 13)

     Consolidated statements of cash flows for the years ended September 30, 1999, 1998 and 1997
      (Contained in Exhibit 13)

     Notes to consolidated financial statements
      (Contained in Exhibit 13)

     Supplementary Quarterly Financial Data (unaudited)
      (Contained in Exhibit 13)

     Independent auditors' report
      (Contained in Exhibit 13)

Financial statement schedule for the years ended
     September 30, 1999, 1998 and 1997:

     II.  Valuation and Qualifying Accounts                           34

     All other financial statement schedules are omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and accompanying notes thereto.

     The financial statements and the independent auditors' report of Ernst & Young LLP listed in the above index, which are included in the Financial Review section of the Annual Report to Shareholders of Atmos Energy Corporation for the year ended September 30, 1999, are incorporated herein by reference.

                           Atmos Energy Corporation
                                                                     Schedule II

                       Valuation and Qualifying Accounts
                     Three Years Ended September 30, 1999
                                (In thousands)


                                                     Additions
                                   Balance at  ----------------------               Balance
                                   beginning   Charged to  Charged to               at end
                                       of       costs &      other                    of
                                     period     expenses    accounts   Deductions   period
                                   ----------  ----------------------  -----------  -------
1999
----
Allowance for doubtful accounts      $1,969      $8,899        -       $1,637  (1)   $9,231

1998
----
Allowance for doubtful accounts      $2,188      $2,140        -       $2,359  (1)   $1,969

1997
----
Allowance for doubtful accounts      $2,462      $2,003        -       $2,277  (1)   $2,188

(1) Uncollectible accounts written off

                                EXHIBITS INDEX
                               Item 14. (a) (3)

                                                                          Page Number or
   Exhibit                                                               Incorporation by
   Number                     Description                                 Reference to
   -------           -------------------------------                   ---------------------
                 Plan of Reorganization
                 ----------------------
2.1              Agreement and Plan of Reorganization dated July 19,   Exhibit 2.1 to Registration
                 1996, by and between the Registrant and United        Statement on Form S-4 filed
                 Cities Gas Company                                    October 4, 1996 (File No.
                                                                       333-13429)

2.2              Amendment No. 1 to Agreement and Plan of              Exhibit 2.1(a) to Registration
                 Reorganization dated October 3, 1996                  Statement on Form S-4 filed
                                                                       October 4, 1996 (File No.
                                                                       333-13429)

                 Articles of Incorporation and Bylaws
                 ------------------------------------
3.1(a)           Restated Articles of Incorporation of the Company,    Exhibit 3.1 of Form 10-K for
                 as Amended (as of July 31, 1997)                      fiscal year ended September 30,
                                                                       1997 (File No. 1-10042)

3.1(b)           Articles of Amendment to the Restated Articles of     Exhibit 3a of Form 10-Q for
                 Incorporation of Atmos Energy Corporation as          quarter ended March 31, 1999 (File
                 Amended (Texas)                                       No. 1-10042)

3.1(c)           Articles of Amendment to the Restated Articles of     Exhibit 3b of Form 10-Q for
                 Incorporation of Atmos Energy Corporation as          quarter ended March 31, 1999 (File
                 Amended (Virginia)                                    No. 1-10042)

3.2              Bylaws of the Company (Amended and Restated as of     Exhibit 3.2 of Form 10-K for
                 November 12, 1997)                                    fiscal year ended September 30,
                                                                       1997 (File No. 1-10042)

                                                                             Page Number or
 Exhibit                                                                    Incorporation by
 Number                     Description                                       Reference to
---------           ------------------------------                      ------------------------
                 Instruments Defining Rights of Security Holders
                 -----------------------------------------------
4.1              Specimen Common Stock Certificate (Atmos Energy       Exhibit (4)(b) of Form 10-K for
                 Corporation)                                          fiscal year ended September 30,
                                                                       1988 (File No. 1-10042)

4.2              Rights Agreement, dated as of November 12, 1997,      Exhibit 4.1 of Form 8-K dated
                 between the Company and BankBoston, N.A.              November 12, 1997 (File no.
                                                                       1-10042)

4.3              First Amendment to Rights Agreement dated as of       Exhibit 2 of Form 8-A, Amendment
                 August 11, 1999, between the Company and              No. 1, dated August 12, 1999 (File
                 BankBoston, N.A., as Rights Agent                     No. 1-10042)

9                Not Applicable

                 Material Contracts
                 ------------------
10.1(a)          Note Purchase Agreement, dated as of December 21,     Exhibit 10(c) of Form 8-K filed
                 1987, by and between the Company and John Hancock     January 7, 1988 (File No. 0-11249)
                 Mutual Life Insurance Company

                 Note Purchase Agreement, dated as of December 21,
                 1987, by and between the Company and John Hancock
                 Charitable Trust I (Agreement is identical to
                 Hancock Agreement listed above except as to the parties thereto.)

                                                                             Page Number or
    Exhibit                                                                 Incorporation by
    Number                       Description                                  Reference to
   --------      ------------------------------------------------         ----------------------
                 Note Purchase Agreement dated as of December
                 21, 1987, by and between the Company and Mellon
                 Bank, N.A., Trustee under Master Trust
                 Agreement of AT&T Corporation, dated January 1,
                 1984, for Employee Pension Plans - AT&T - John
                 Hancock - Private Placement (Agreement is
                 identical to Hancock Agreement listed above
                 except as to the parties thereto.)

10.1(b)          Amendment to Note Purchase Agreement, dated       Exhibit (10)(b)(ii) of Form 10-K
                 October 11, 1989, by and between the Company      for fiscal year ended September
                 and John Hancock Mutual Life Insurance Company    30, 1989
                 revising Note Purchase Agreement dated December   (File No. 1-10042)
                 21, 1987

                 Amendment to Note Purchase Agreement, dated
                 October 11, 1989, by and between the Company and John Hancock Charitable Trust I revising
                 Note Purchase Agreement dated December 21,
                 1987. (Amendment is identical to Hancock amendment listed above except as to the parties thereto.)

                                                                      Page Number or
    Exhibit                                                          Incorporation by
    Number                   Description                              Reference to
   --------      -----------------------------------------        ----------------------
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

10.1(c)         Amendment to Note Purchase Agreement, dated       Exhibit 10(b)(iii) of Form 10-K
                November 12, 1991, by and between the Company     for fiscal year ended September
                and John Hancock Mutual Life Insurance Company    30, 1991 (File No. 1-10042)
                revising Note Purchase Agreement dated December
                21, 1987

                Amendment to Note Purchase Agreement, dated
                November 12, 1991, by and between the Company and John Hancock Charitable Trust I revising
                Note Purchase Agreement dated December 21,
                1987. (Amendment is identical to Hancock amendment listed above except as to the parties thereto.)

                                                                         Page Number or
    Exhibit                                                             Incorporation by
    Number                    Description                                 Reference to
   --------      -------------------------------------------         ----------------------
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

10.1(d)          Amendment to Note Purchase Agreement, dated       Exhibit 4.3(d) to Registration
                 December 22, 1993, by and between the Company     Statement on Form S-3 filed April
                 and John Hancock Mutual Life Insurance Company    20, 1998 (File No. 333-50477)
                 revising Note Purchase Agreement dated December
                 21, 1987

                 Amendment to Note Purchase Agreement, dated
                 December 22, 1993, by and between the Company and Mellon Bank, N.A., Trustee under Master
                 Trust Agreement of AT&T Corporation, dated
                 January 1, 1982, for Employee Pension Plans -
                 AT&T - John Hancock - Private Placement
                 revising Note Purchase Agreement dated December
                 21, 1987 (Amendment is identical to Hancock amendment listed above except as to the parties thereto and the amounts thereof)

                                                                             Page Number or
    Exhibit                                                                 Incorporation by
    Number                       Description                                 Reference to
   --------       ------------------------------------------------       ----------------------
10.1(e)          Amendment to Note Purchase Agreement, dated         Exhibit 4.3(e) to Registration
                 December 20, 1994, by and between the Company       Statement on Form S-3 filed April
                 and John Hancock Mutual Life Insurance Company      20, 1998 (File No. 333-50477)
                 revising Note Purchase Agreement dated December
                 21, 1987

                 Amendment to Note Purchase Agreement, dated
                 December 20, 1994, by and between the Company and Mellon Bank, N.A., Trustee under Master
                 Trust Agreement of AT&T Corporation, dated
                 January 1, 1984, for Employee Pension Plans -
                 AT&T - John Hancock - Private Placement
                 revising Note Purchase Agreement dated December
                 21, 1987 (Amendment is identical to Hancock amendment listed above)

10.1(f)          Amendment to Note Purchase Agreement, dated         Exhibit 4.3(f) to Registration
                 July 29, 1997, by and between the Company and       Statement on Form S-3 filed April
                 John Hancock Mutual Life Insurance Company          20, 1998 (File No. 333-50477)
                 revising Note Purchase Agreement dated December
                 21, 1987

                                                                       Page Number or
    Exhibit                                                           Incorporation by
    Number                                                              Reference to
   --------      ------------------------------------------------   ----------------------
                 Amendment to Note Purchase Agreement, dated
                 July 29,1997, by and between the Company and
                 Mellon Bank, N.A., Trustee under Master Trust
                 Agreement of AT&T Corporation, dated January 1,
                 1984, for Employee Pension Plans - AT&T - John
                 Hancock - Private Placement revising Note
                 Purchase Agreement dated December 21, 1987
                 (Amendment is identical to Hancock amendment
                 listed above except as to the parties thereto
                 and the amounts thereof)

10.2(a)          Note Purchase Agreement, dated as of October      Exhibit 10(c) of Form 10-K for
                 11, 1989, by and between the Company and John     fiscal year ended September 30,
                 Hancock Mutual Life Insurance Company             1989 (File No. 1-10042)

10.2(b)          Amendment to Note Purchase Agreement, dated as    Exhibit 10(c)(ii) of Form 10-K for
                 of November 12, 1991, by and between the          fiscal year ended September 30,
                 Company and John Hancock Mutual Life Insurance    1991 (File No. 1-10042)
                 Company revising Note Purchase Agreement dated
                 October 11, 1989

10.2(c)          Amendment to Note Purchase Agreement, dated       Exhibit 4.4(c) to Registration
                 December 22, 1993, by and between the Company     Statement on Form S-3 filed April
                 and John Hancock Mutual Life Insurance Company    20, 1998 (File No. 333-50477)
                 revising Note Purchase Agreement dated October
                 11, 1989

                                                                        Page Number or
    Exhibit                                                            Incorporation by
    Number                        Description                           Reference to
   --------        ----------------------------------------------   ----------------------
10.2(d)          Amendment to Note Purchase Agreement, dated       Exhibit 4.4(d) to Registration
                 December 20,1994, by and between the Company      Statement on Form S-3 filed April
                 and John Hancock Mutual Life Insurance Company    20, 1998 (File No. 333-50477)
                 revising Note Purchase Agreement dated October
                 11, 1989

10.2(e)          Amendment to Note Purchase Agreement, dated       Exhibit 4.4(e) to Registration
                 July 29, 1997, by and between the Company and     Statement on Form S-3 filed April
                 John Hancock Mutual Life Insurance Company        20, 1998 (File No. 333-50477)
                 revising Note Purchase Agreement dated October
                 11, 1989

10.3(a)          Note Purchase Agreement, dated as of August 29,   Exhibit 10(f)(i) of Form 10-K for
                 1991, by and between the Company and The          fiscal year ended September 30,
                 Variable Annuity Life Insurance Company           1991 (File No. 1-10042)

10.3(b)          Amendment to Note Purchase Agreement, dated       Exhibit 10(f)(ii) of Form 10-K for
                 November 26, 1991, by and between the Company     fiscal year ended September 30,
                 and The Variable Annuity Life Insurance Company   1991 (File No. 1-10042)
                 revising Note Purchase Agreement dated August
                 29, 1991

10.3(c)          Amendment to Note Purchase Agreement, dated       Exhibit 4.5(c) to Registration
                 December 22, 1993, by and between the Company     Statement on Form S-3 filed April
                 and The Variable Annuity Life Insurance Company   20, 1998 (File No. 333-50477)
                 revising Note Purchase Agreement dated August
                 29, 1991

                                                                        Page Number or
    Exhibit                                                            Incorporation by
    Number                     Description                               Reference to
   --------      -----------------------------------------          ----------------------
10.3(d)          Amendment to Note Purchase Agreement, dated       Exhibit 4.5(d) to Registration
                 July 29, 1997, by and between the Company and     Statement on Form S-3 filed April
                 The Variable Annuity Life Insurance Company       20, 1998 (File No. 333-50477)
                 revising Note Purchase Agreement dated August
                 29, 1991

10.4(a)          Note Purchase Agreement, dated as of August 31,   Exhibit (10)(f) of Form 10-K for
                 1992, by and between the Company and The          fiscal year ended September 30,
                 Variable Annuity Life Insurance Company           1992 (File No. 1-10042)

10.4(b)          Amendment to Note Purchase Agreement, dated       Exhibit 4.6(b) to Registration
                 December 22, 1993, by and between the Company     Statement on Form S-3 filed April
                 and The Variable Annuity Life Insurance Company   20, 1998 (File No. 333-50477)
                 revising Note Purchase Agreement dated August
                 31, 1992

10.4(c)          Amendment to Note Purchase Agreement, dated       Exhibit 4.6(c) to Registration
                 July 29, 1997, by and between the Company and     Statement on Form S-3 filed April
                 The Variable Annuity Life Insurance Company       20, 1998 (File No. 333-50477)
                 revising Note Purchase Agreement dated August
                 31, 1992

10.5(a)          Note Purchase Agreement, dated November 14,       Exhibit 10.1 of Form 10-Q for
                 1994, by and among the Company and New York       quarter ended  December 31, 1994
                 Life Insurance Company, New York Life Insurance   (File No. 1-10042)
                 and Annuity Corporation, The Variable Annuity
                 Life Insurance Company, American General Life
                 Insurance Company, and Merit Life Insurance
                 Company

                                                                         Page Number or
    Exhibit                                                             Incorporation by
    Number                    Description                                 Reference to
   --------      ------------------------------------------         ----------------------
10.5(b)          Amendment to Note Purchase Agreement, dated       Exhibit 4.7(b) to Registration
                 July 29, 1997 by and among the Company and New    Statement on Form S-3 filed April
                 York Life Insurance Company, New York Life        20, 1998 (File No. 333-50477)
                 Insurance and Annuity Corporation, The Variable
                 Annuity Life Insurance Company, American
                 General Life Insurance Company and Merit Life
                 Insurance Company revising Note Purchase
                 Agreement dated November 14, 1994

10.6(a)          Indenture of Mortgage, dated as of July 15,       Exhibit to Registration Statement
                 1959, from United Cities Gas Company to First     of United Cities Gas Company on
                 Trust of Illinois, National Association, and      Form S-3 (File No. 33-56983)
                 M.J. Kruger, as Trustees, as amended and
                 supplemented through December 1, 1992 (the
                 Indenture of Mortgage through the 20th
                 Supplemental Indenture)

10.6(b)          Twenty-First Supplemental Indenture dated as of   Exhibit 10.7(a) of Form 10-K for
                 February 5, 1997 by and among United Cities Gas   fiscal year ended September 30,
                 Company and Bank of America Illinois and First    1997 (File No. 1-10042)
                 Trust National Association and Russell C.
                 Bergman supplementing Indenture of Mortgage
                 dated as of July 15, 1959

                                                                         Page Number or
    Exhibit                                                             Incorporation by
    Number                        Description                             Reference to
   --------      ---------------------------------------------       ----------------------
10.6(c)          Twenty-Second Supplemental Indenture dated as     Exhibit 10.7(b) of Form 10-K for
                 of July 29, 1997 by and among the Company and     fiscal year ended September  30,
                 First Trust National Association and Russell C.   1997 (File No.  1-10042)
                 Bergman supplementing Indenture of Mortgage
                 dated as of July 15, 1959

10.7(a)          Form of Indenture between United Cities Gas       Exhibit to Registration Statement
                 Company and First Trust of Illinois, National     of United Cities Gas Company on
                 Association, as Trustee dated as of November      Form S-3 (File No. 33-56983)
                 15, 1995

10.7(b)          First Supplemental Indenture between the          Exhibit 10.8(a) of Form 10-K for
                 Company and First Trust of Illinois, National     fiscal year ended September 30,
                 Association, as Trustee dated as of July 29,      1997 (File No. 1-10042)
                 1997

10.8(a)          Seventh Supplemental Indenture, dated as of       Exhibit 10.1 of Form 10-Q for
                 October 1, 1983 between Greeley  Gas Company      quarter ended June 30, 1994 (File
                 ("Greeley Division") and the Central Bank of      No. 1-10042)
                 Denver, N.A. ("Central Bank")

10.8(b)          Ninth Supplemental Indenture, dated as of April   Exhibit 10.2 of Form 10-Q for
                 1, 1991, between the Greeley Division and         quarter ended June 30, 1994 (File
                 Central Bank                                      No. 1-10042)

10.8(c)          Bond Purchase Agreement, dated as of April 1,     Exhibit 10.3 of Form 10-Q for
                 1991, between the Greeley Division and Central    quarter ended June 30, 1994 (File
                 Bank                                              No. 1-10042)

                                                                        Page Number or
    Exhibit                                                            Incorporation by
    Number                      Description                              Reference to
   --------      ------------------------------------------         ----------------------
10.8(d)           Tenth Supplemental Indenture, dated as of         Exhibit 10.4 of Form 10-Q for
                  December 1, 1993, between the Company and         quarter ended June 30, 1994 (File
                  Colorado National Bank, formerly Central Bank     No. 1-10042)

10.9(a)          Purchase Agreement for 6-3/4% Debentures due       Exhibit 99.1 of Form 8-K dated
                 2028 by and among Merrill Lynch Co.,               July 22, 1998 (File No. 1-10042)
                 NationsBanc Montgomery Securities LLC, Edward
                 D. Jones & Co., L.P. and Atmos Energy
                 Corporation dated July 22, 1998

10.9(b)          Form of Indenture between Atmos Energy             Exhibit 4.1 to Registration
                 Corporation and U.S. Bank Trust National           Statement on Form S-3 filed April
                 Association, Trustee                               20, 1998 (File No. 333-50477)

                 Gas Supply Contracts
                 --------------------
10.10(a)         Firm Gas Transportation Agreement No. 123535
                 dated November 1, 1998 between Greeley Gas and
                 Public Service Company of Colorado

10.10(b)         Transportation Storage Service Agreement No.       Exhibit 10.6(b) of Form 10-K for
                 TA-0544 between Greeley Gas and Williams           fiscal year ended September 30,
                 Natural Gas Company dated October 1, 1993          1994 (File No. 1-10042)

10.10(c)         Firm Transportation Service Agreement No.          Exhibit 10.10(d) of Form 10-K for
                 33180A, Rate Schedule TF-1, between Greeley Gas    fiscal year ended September 30,
                 Company and Colorado Interstate Gas Company,       1998 (File No. 1-10042)
                 dated July 1, 1998.

                                                                       Page Number or
    Exhibit                                                           Incorporation by
    Number                    Description                               Reference to
   --------      -------------------------------------------       ----------------------
10.10(d)         Firm Transportation Service Agreement No.
                 33181A, Rate Schedule TF-1, between Colorado
                 Interstate Gas Company and Greeley Gas Company
                 dated July 1, 1998

10.10(e)         No-Notice Storage and Transportation Delivery     Exhibit 10.10(e) of Form 10-K for
                 Service Agreement No. 31028A, Rate Schedule       fiscal year ended September 30,
                 NNT-1, between Colorado Interstate Gas Company    1998 (File No. 1-10042)
                 and Greeley Gas Company dated October 1, 1996

10.11            Amarillo Supply Agreement dated January 2, 1993   Exhibit 10.7(a) of Form 10-K for
                 between Energas and Pioneer Natural Resources,    fiscal year ended September 30,
                 USA, Inc. (formerly Mesa Operating Company)       1994 (File No. 1-10042)

10.12(a)         Agreement for Firm Intrastate Transportation of   Exhibit 10.1 of Form 10-Q for
                 Natural Gas in the State of Louisiana between     quarter ended March 31, 1998
                 Trans La and Louisiana Intrastate Gas Company     (File No. 1-10042)
                 L.L.C. (LIG) dated December 22, 1997 and
                 effective July 1, 1997

10.12(b)         Agreement for Firm 311(a)(2) Transportation of    Exhibit 10.2 of Form 10-Q for
                 Natural Gas in the State of Louisiana between     quarter ended March 31, 1998
                 Trans La and Louisiana Intrastate Gas Company     (File No. 1-10042)
                 L.L.C. (LIG) dated December 22, 1997 and
                 effective July 1, 1997

10.13(a)         Gas Transportation Agreement between Texas Gas    Exhibit 10.3 of Form 10-Q for
                 and Western Kentucky Gas dated November 1, 1993   quarter ended December 31, 1993
                 (Contract no. T3355, zone 3)                      (File No. 1-10042)

                                                                        Page Number or
  Exhibit                                                              Incorporation by
  Number                      Description                                Reference to
 ---------       ----------------------------------------------    -------------------------
10.13(b)         Gas Transportation Agreement between Texas Gas    Exhibit 10.4 of Form 10-Q for
                 and Western Kentucky Gas dated November 1, 1993   quarter ended December 31, 1993
                 (Contract no. T3819, zone 4)                      (File No. 1-10042)

10.13(c)         Gas Transportation Agreement between Texas Gas    Exhibit 10.5 of Form 10-Q for
                 and Western Kentucky Gas dated November 1, 1993   quarter ended December 31, 1993
                 (Contract no. N0210, zone 2, Contract no.         (File No. 1-10042)
                 N0340, zone 3, Contract no. N0435, zone 4)

10.14(a)         Gas Transportation Agreement, Contract No.        Exhibit 10.17(a) of Form 10-K for
                 2550, dated September 1, 1993, between            fiscal year ended September 30,
                 Tennessee Gas Pipeline Company, a division of     1993 (File No. 1-10042)
                 Tenneco, Inc. ("Tennessee Gas"), and Western
                 Kentucky, Campbellsville Service Area

10.14(b)         Gas Transportation Agreement, Contract No.        Exhibit 10.17(b) of Form 10-K for
                 2546, dated September 1, 1993, between            fiscal year ended September 30,
                 Tennessee Gas and Western Kentucky, Danville      1993 (File No. 1-10042)
                 Service Area

10.14(c)         Gas Transportation Agreement, Contract No.        Exhibit 10.17(c) of Form 10-K for
                 2385, dated September 1, 1993, between            fiscal year ended September 30,
                 Tennessee Gas and Western Kentucky, Greensburg    1993 (File No. 1-10042)
                 et al Service Area

10.14(d)         Gas Transportation Agreement, Contract No.        Exhibit 10.17(d) of Form 10-K for
                 2551, dated September 1, 1993, between            fiscal year ended September 30,
                 Tennessee Gas and Western Kentucky, Harrodsburg   1993 (File No. 1-10042)
                 Service Area

                                                                       Page Number or
    Exhibit                                                           Incorporation by
    Number                        Description                           Reference to
   --------      -----------------------------------------------   ----------------------
10.14(e)         Gas Transportation Agreement, Contract No.        Exhibit 10.17(e) of Form 10-K for
                 2548, dated September 1, 1993, between            fiscal year ended September 30,
                 Tennessee Gas and Western Kentucky, Lebanon       1993 (File No. 1-10042)
                 Service Area

10.15            Gas Service Agreement (Service for Firm           Exhibit 10.5 of Form 10-Q for
                 Transportation) between Energas and Westar        quarter ended December 31, 1996
                 Transmission Company dated January 1, 1996        (File No. 1-10042)

10.16            Gas Service Agreement (Service for Firm           Exhibit 10.7 of Form 10-Q for
                 Transportation) between Westar Transmission       quarter ended December 31, 1996
                 Company and EnerMart dated January 1, 1996        (File No. 1-10042)
                 (Irrigation)

10.17            Gas Service Agreement (Service for Firm           Exhibit 10.8 of Form 10-Q for
                 Transportation) between KN Westex and Enermart    quarter ended December 31, 1996
                 Trust dated January 1, 1996                       (File No. 1-10042)

10.18            Gas Sales Agreement (Irrigation) between KN       Exhibit 10.11 of Form 10-Q for
                 Marketing and EnerMart Trust dated March 1, 1996  quarter ended December 31, 1996
                                                                   (File No. 1-10042)

10.19            Gas Sales Agreement (Swing) between Energas and   Exhibit 10.13 of Form 10-Q for
                 KN Marketing, dated January 1, 1996               quarter ended December 31, 1996
                                                                   (File No. 1-10042)

10.20(a)         Operating Agreement between Energas and Westar    Exhibit 10.15 of Form 10-Q for
                 Transmission Company, effective December 1, 1996  quarter ended December 31,
                                                                   1996(File No. 1-10042)

                                                                       Page Number or
    Exhibit                                                           Incorporation by
    Number                      Description                             Reference to
   --------      -----------------------------------------------    ----------------------
10.20(b)         Gas Transportation Agreement Service Package      Exhibit 10.4 of Form 10-Q for
                 No. 4272 between United Cities Gas Company and    quarter ended March 31, 1998(File
                 East Tennessee Natural Gas Company dated          No. 1-10042)
                 November 1, 1993

10.20(c)         Gas Transportation Agreement Service Package      Exhibit 10.5 of Form 10-Q for
                 No. 4219 between United Cities Gas Company and    quarter ended March 31, 1998(File
                 Tennessee Gas Pipeline Company dated November     No. 1-10042)
                 1, 1993

10.20(d)         Transportation-Storage Contract No. TA-0614       Exhibit 10.6 of Form 10-Q for
                 (Request 0180) between United Cities Gas          quarter ended March 31, 1998(File
                 Company and Williams Natural Gas Company dated    No. 1-10042)
                 October 1, 1993

10.20(e)         Transportation-Storage Contract No. TA-0611       Exhibit 10.7 of Form 10-Q for
                 (Request 0002) between United Cities Gas          quarter ended March 31, 1998(File
                 Company and Williams Natural Gas Company dated    No. 1-10042)
                 October 1, 1993

10.20(f)         Service Agreement No. 867760 Under Rate           Exhibit 10.8 of Form 10-Q for
                 Schedule FT between United Cities Gas Company     quarter ended March 31, 1998(File
                 and Southern Natural Gas Company dated November   No. 1-10042)
                 1, 1993

10.20(g)         Service Agreement No. 867761 Under Rate           Exhibit 10.9 of Form 10-Q for
                 Schedule FT-NN between United Cities Gas          quarter ended March 31, 1998(File
                 Company and Southern Natural Gas Company dated    No. 1-10042)
                 November 1, 1993

                                                                       Page Number or
    Exhibit                                                           Incorporation by
    Number                      Description                             Reference to
   --------      ---------------------------------------------      ----------------------
                 Executive Compensation Plans and Arrangements
                 ---------------------------------------------
10.21(a)         *Severance Agreement dated April 1, 1995          Exhibit 10.3 of Form 10-Q for
                 between the Company and J. Charles Goodman        quarter ended June 30, 1995 (File
                                                                   No. 1-10042)

10.21(b)         *Form of Atmos Energy Corporation Change in       Exhibit 10.21(b) of Form 10-K for
                 Control Severance Agreement--Tier I               fiscal year ended September 30,
                                                                   1998 (File No. 1-10042)

10.21(c)         *Form of Atmos Energy Corporation Change in       Exhibit 10.21(c) of Form 10-K for
                 Control Severance Agreement--Tier II              fiscal year ended September 30,
                                                                   1998 (File No. 1-10042)

10.22(a)         *Atmos Energy Corporation Mini-Med Plan, as       Exhibit 10.22 of Form 10-K for
                 restated effective July 1, 1996                   fiscal year ended September 30,
                                                                   1996 (File No. 1-10042)

10.22(b)         *Amendment No. One to the Atmos Energy            Exhibit 10.22(b) of Form 10-K for
                 Corporation Mini-Med Plan                         fiscal year ended September 30,
                                                                   1998 (File No. 1-10042)

10.23            *Long Term Stock Plan for the United Cities Gas   Exhibit 99.1 of Form S-8 filed
                 Company Division                                  July 29, 1997 (File No. 333-32343)

10.24(a)         *Atmos Energy Corporation Retirement Plan for     Exhibit 10(y) of Form 10-K for
                 Outside Directors                                 fiscal year ended September 30,
                                                                   1992 (File No. 1-10042)

                                                                          Page Number or
   Exhibit                                                               Incorporation by
   Number                        Description                               Reference to
  --------       --------------------------------------------        ------------------------
10.24(b)         *Amendment No. 1 to the Atmos Energy              Exhibit 10.2 of Form 10-Q for
                 Corporation Retirement Plan for Outside           quarter ended December 31, 1996
                 Directors                                         (File No. 1-10042)

10.25(a)         *Description of Financial and Estate Planning     Exhibit 10.25(b) of Form 10-K for
                 Program                                           fiscal year ended September 30,
                                                                   1997 (File No. 1-10042)

10.25(b)         *Description of Sporting Events Program           Exhibit 10.26(c) of Form 10-K for
                                                                   fiscal year ended September 30,
                                                                   1993 (File No. 1-10042)

10.26(a)         *Atmos Energy Corporation Supplemental            Exhibit 10.26 of Form 10-K for
                 Executive Benefits Plan, Amended and Restated     fiscal year ended September 30,
                 in its Entirety August 12, 1998                   1998 (File No. 1-10042)

10.26(b)         *Atmos Energy Corporation Performance-Based       Exhibit 10.32 of Form 10-K for
                 Supplemental Executive Benefits Plan, Effective   fiscal year ended September 30,
                 Date August 12, 1998                              1998 (File No. 1-10042)

10.27            *Atmos Energy Corporation Restricted Stock        Exhibit 10.27 of Form 10-K for
                 Grant Plan (Amended and Restated as of November   fiscal year ended Septmeber 30,
                 12, 1997)                                         1997 (File No. 1-10042)

                                                                         Page Number or
    Exhibit                                                             Incorporation by
    Number                         Description                            Reference to
   --------      -----------------------------------------------   ----------------------
10.28            *Atmos Energy Corporation Outside Directors       Exhibit 10.28 of Form 10-K fiscal
                 Stock-for-Fee Plan (Amended and Restated as of    year ended September 30, 1997
                 November 12, 1997)                                (File No. 1-10042)

10.29            *Atmos Energy Corporation Executive               Exhibit 10.33 of Form 10-K for
                 Nonqualified Deferred Compensation Plan           fiscal year ended September 30,
                                                                   1998 (File No. 1-10042)

10.30(a)         *Consulting Agreement between the Company and     Exhibit 10.2 of Form 10-Q for
                 Charles K. Vaughan, effective October 1, 1994     quarter ended June 30, 1997 (File
                                                                   No. 1-10042)

10.30(b)         *Amendment No.1 to Consulting Agreement between   Exhibit 10.3 of Form 10-Q for
                 the Company and Charles K. Vaughan, dated May     quarter ended June 30, 1997 (File
                 14, 1997                                          No. 1-10042)

10.30(c)         *Amendment No. 2 to Consulting Agreement          Exhibit 10.30(c) of Form 10-K for
                 between the Company and Charles K. Vaughan,       fiscal year ended September 30,
                 dated August 12, 1998                             1998 (File No. 1-10042)

10.30(d) *Amendment No. 3 to Consulting Agreement between the Company and Charles K. Vaughan, dated November 10, 1999

10.31(a)         *Atmos Energy Corporation Executive Retiree       Exhibit 10.31 of Form 10-K for
                 Life Plan                                         fiscal year ended September 30,
                                                                   1997 (File No. 1-10042)

                                                                       Page Number or
    Exhibit                                                           Incorporation by
    Number                        Description                           Reference to
   --------      ---------------------------------------------     ----------------------
10.31(b)         *Amendment No. 1 to The Atmos Energy              Exhibit 10.31(a) of Form 10-K for
                 Corporation Executive Retiree Life Plan           fiscal year ended September 30,
                                                                   1997 (File No. 1-10042)

10.32            *Atmos Energy Corporation Equity Incentive and    Exhibit 99.1 of Form S-8 filed
                 Deferred Compensation Plan for Non-Employee       March 1, 1999 (File No. 333-73145)
                 Directors

11               Not applicable

12               Not applicable

13               Financial Review section of the Company's 1999
                 Annual Report to Shareholders (with exception of the information incorporated by reference included in Part I and Part II hereof, the 1999
                 Annual Report to Shareholders is not deemed filed or part of this Form 10-K)

16               Not applicable

18               Not applicable

                 Other Exhibits, as indicated
                 ----------------------------
21               Subsidiaries of the registrant

22               Not applicable

23               Consent of independent auditor,  Ernst & Young
                 LLP

                                                                        Page Number or
    Exhibit                                                            Incorporation by
    Number                         Description                           Reference to
   --------      -----------------------------------------------   ----------------------
24               Power of Attorney                                 Signature page of Form 10-K for
                                                                   fiscal year ended September 30,
                                                                   1999

27 Financial Data Schedule for Atmos for year ended September 30, 1999

     --------------------------
  * This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."