Form 10-Q
period 1999-12-31
ATMOS ENERGY CORP
filed 2000-02-11
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                           FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

Number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 2000.

            Class                           Shares Outstanding
            -----                           ------------------
         No Par Value                           31,532,276


PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                    ATMOS ENERGY CORPORATION
       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         (In thousands)

                                      December 31,  September 30,
                                          1999           1999
                                     -------------  -------------
ASSETS
Property, plant and equipment           $1,565,924     $1,549,258
  Less accum. depreciation and amort.      601,166        583,476
                                        ----------     ----------
  Net property, plant and equipment        964,758        965,782
Current assets
  Cash and cash equivalents                 25,169          8,585
  Accounts receivable, net                 163,653         70,564
  Inventories of supplies and mdse.          7,902          8,209
  Gas stored underground                    54,936         44,653
  Prepayments                                2,783          3,142
                                        ----------     ----------
    Total current assets                   254,443        135,153
Deferred charges and other assets          134,934        129,602
                                        ----------     ----------
                                        $1,354,135     $1,230,537
LIABILITIES AND SHAREHOLDERS' EQUITY    ==========     ==========
Shareholders' equity
  Common stock                          $      157     $      156
  Additional paid-in capital               298,406        293,359
  Retained earnings                         88,630         83,231
  Accumulated other comprehensive
    income                                   2,362            917
                                        ----------     ----------
    Total shareholders' equity             389,555        377,663
Long-term debt                             372,815        377,483
                                        ----------     ----------
    Total capitalization                   762,370        755,146
Current liabilities
  Current maturities of long-term debt      15,519         17,848
  Short-term debt                          249,386        168,304
  Accounts payable                          95,040         64,167
  Taxes payable                                529            848
  Customers' deposits                        8,369          9,657
  Other current liabilities                 23,230         25,951
                                        ----------     ----------
    Total current liabilities              392,073        286,775
Deferred income taxes                      121,944        112,610
Deferred credits and other liabilities      77,748         76,006
                                        ----------     ----------
                                        $1,354,135     $1,230,537
                                        ==========     ==========

See accompanying notes to condensed consolidated financial statements.


                   ATMOS ENERGY CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (In thousands, except per share data)

                                  Three months ended December 31,
                                  -------------------------------
                                    1999                   1998
                                  --------               --------
Operating revenues                $224,458               $210,227
Purchased gas cost                 134,908                119,019
                                  --------               --------
  Gross profit                      89,550                 91,208

Operating expenses
  Operation                         33,082                 35,878
  Maintenance                        2,342                  2,671
  Depreciation and amortization     16,500                 13,600
  Taxes, other than income           7,485                  7,371
                                  --------               --------
    Total operating expenses        59,409                 59,520
                                  --------               --------
Operating income                    30,141                 31,688

Other income                         3,958                  1,720

Interest charges, net               11,217                  9,073
                                  --------               --------
Income before income taxes          22,882                 24,335

Income taxes                         8,558                  8,955
                                  --------               --------
Net income                        $ 14,324               $ 15,380
                                  ========               ========
Basic net income per share        $    .46               $    .51
                                  ========               ========
Diluted net income per share      $    .46               $    .50
                                  ========               ========
Cash dividends per share          $   .285               $   .275
                                  ========               ========
Weighted average
  shares outstanding:

    Basic                           31,122                 30,273
                                  ========               ========
    Diluted                         31,339                 30,516
                                  ========               ========




See accompanying notes to condensed consolidated financial statements.


                    ATMOS ENERGY CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)
                         (In thousands)

                                             Three months ended
                                                 December 31,
                                            --------------------
                                              1999        1998
                                            --------    --------
Cash Flows From Operating Activities
  Net income                                 $14,324    $ 15,380
  Adjustments to reconcile net income
    to net cash used by operating
    activities:
    Depreciation and amortization:
      Charged to depreciation and
        amortization                          16,500      13,600
      Charged to other accounts                1,151       1,020
    Deferred income taxes                      8,511       2,180
    Net change in operating assets and
      liabilities                            (77,483)    (53,027)
                                            --------    --------
    Net cash used by operating activities    (36,997)    (20,847)

Cash Flows From Investing Activities
  Capital expenditures                       (17,472)    (19,900)
  Retirements of property, plant and
    equipment                                    845      (1,064)
                                            --------    --------
    Net cash used in investing activities    (16,627)    (20,964)

Cash Flows From Financing Activities
  Net increase in short-term debt             81,082     101,594
  Cash dividends paid                         (8,925)     (8,392)
  Repayment of long-term debt                 (6,997)    (47,944)
  Issuance of common stock                     5,048       6,538
                                            --------    --------
    Net cash provided by
      financing activities                    70,208      51,796
                                            --------    --------
Net increase in cash and cash equivalents     16,584       9,985
Cash and cash equivalents at beginning
  of period                                    8,585       4,735
                                            --------    --------
Cash and cash equivalents at end
  of period                                  $25,169    $ 14,720
                                            ========    ========

See accompanying notes to condensed consolidated financial statements.



                    ATMOS ENERGY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)
                       DECEMBER 31, 1999


1.   Unaudited interim financial information

    In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other factors, the results of operations for the three month period ended December 31, 1999 are not indicative of expected results of operations for the year ending September 30, 2000. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation ("Atmos" or the "Company") in its 1999 Annual Report on Form 10-K.

    Common stock - As of December 31, 1999, the Company had
100,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 31,489,280 shares outstanding. At
September 30, 1999, the Company had 31,247,800 shares outstanding.


    Comprehensive income - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", the Company is required to report comprehensive income and its components (revenues, expenses, gains and losses) in any complete presentation of general purpose financial statements. Comprehensive income includes all changes, except those resulting from investments by owners and distribu tions to owners, in the equity of a business enterprise from transactions and other events including, as applicable, foreign-currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities.

    The following table presents the components of comprehensive income, net of related tax, for the three-month period ended
December 31, 1999.

                                          Three months ended
                                          December 31,1999
                                            --------------
                                            (In thousands)

Net income                                      $14,324
Unrealized holding gains on
  investments                                     1,445
                                                -------
Comprehensive income                            $15,769
                                                =======

     The only component of accumulated other comprehensive income, net of related tax, at December 31, 1999, relates to unrealized gains and losses associated with certain available for sale investments. Total accumulated other comprehensive income at December 31, 1999, was $2.4 million.

2.   Rates

    The Company's ratemaking activity over the three-year period ended September 30, 1999 was discussed in Note 3 of notes to consolidated financial statements in the Company's Form 10-K for the year ended September 30, 1999. New developments in ratemaking activity since September 30, 1999 are discussed below.

    In May 1999, the Western Kentucky Division requested from th e Kentucky Public Service Commission ("KPSC") an increase in revenues of approximately $14.1 million, a weather normalization adjustment and changes in rate design to shift a portion of revenues from commodity charges to fixed rates. In December 1999, the KPSC granted an increase in annual revenues of approximately $9.9 million to the Western Kentucky Division. The new rates were effective for services rendered on or after December 21, 1999. In addition, the KPSC approved a five-year pilot program for weather normalization beginning in November 2000. This program will be similar to the Company's program in Georgia and Tennessee and will be in effect from November through April. The Western Kentucky Division serves approximately 180,000 customers in Kentucky.

    In August 1999, the Energas Division filed rate cases in its West Texas System cities and Amarillo, Texas, requesting rate increases of approximately $8.8 million and $4.4 million, respectively. In December 1999, the City of Amarillo, Texas, granted an increase in annual revenues of approximately $2.05 million in base rates plus an increase of $.1 million in service charges to the Energas Division. The new rates became effective for bills rendered on or after January 1, 2000. The increase in service charges allows the Energas Division to more nearly recover the actual cost of service calls. In addition, rate design was restructured to reduce the impact of warmer than normal weather and a zero-based gas cost adjustment was implemented to position the Energas Division for possible future deregulation. If the Company and the West Texas System cities cannot agree on the amount of a rate increase, the Company must appeal to the Railroad Commission of Texas, with a final resolution expected in September 2000. In January 2000, the Company requested an increase of approximately $48,000 in the environs area outside the city limits of Amarillo and will likewise request an increase of approximately $1.0 million in the environs of the West Texas System cities when that case is settled. Rates in areas outside the city limits in Texas are subject to the jurisdiction of the Railroad Commission of Texas. At this time, management cannot predict the outcome of this rate proceeding.

3.   Contingencies

Litigation

Greeley Division

     In Colorado, the Greeley Division is a defendant in several lawsuits filed as a result of a fire in a building in Steamboat Springs, Colorado on February 3, 1994. The plaintiffs claimed that the fire resulted from a leak in a severed gas service line owned by the Greeley Division. On January 12, 1996, the jury awarded the plaintiffs approximately $2.5 million in compensatory damages and approximately $2.5 million in punitive damages. The jury assessed the Company with liability for all of the damages awarded. The Company appealed the judgment to the Colorado Court of Appeals, which reversed the trial court verdict and ordered a new trial. The Colorado Supreme Court upheld the Court of Appeals reversal and order for a new trial. As a result of mediation, a settlement was reached with five of the claimants, leaving only three remaining claimants with aggregate claims of approximately $2 million. The Company does not expect the final outcome of this case to have a material adverse effect on the financial condition, the results of operations or the cash flows of the Company because the Company believes it has adequate insurance and reserves to cover any damages that may ultimately be awarded.

     On September 23, 1999, a suit was filed in the District Court of Stevens County, Kansas, by Quinque Operating Company, Tom Boles and Robert Ditto, against more than 200 companies in the natural gas industry, including the Company and the Greeley Gas Division. The plaintiffs, who purport to represent a class consisting of gas producers, royalty owners, overriding royalty owners, working interest owners and state taxing authorities, accuse the defendants of underpaying royalties on gas taken from wells situated on non-federal and non-Indian lands throughout the United States and offshore waters predicated upon allegations that the defendants' gas measurements have been inaccurate and that the defendants have failed to comply with applicable regulations and industry standards over the last 25 years. Although the plaintiffs do not specifically allege an amount of damages, they contend that this suit has been brought to recover billions of dollars in revenues that the defendants have allegedly unlawfully diverted from the plaintiffs to themselves.

     Since the filing of the petition, this case has been removed to the United States District Court in Wichita, Kansas, where there are numerous and various motions pending, including a request for remand by the plaintiffs as well as a notice filed to consolidate this case with other similar pending litigation in federal court in Wyoming in which the Company is also a defendant along with over 200 other defendants, the case of Jack J. Grynberg, on behalf of the United States of America. The Company believes that the plaintiffs' claims are lacking in merit and intends to vigorously defend this action. However, the Company cannot assess, at this time, the likelihood of whether or not the plaintiffs may prevail on any one or more of their asserted claims. In any event, the Company does not expect the final outcome of this case to have a material adverse effect on the financial condition, the results of operations or the net cash flows of the Company because the Company believes that it has adequate reserves to cover any damages that may ultimately be awarded.

     The Company is a party to other litigation matters and claims that have arisen out of the ordinary business of the Company. While the results of these litigation matters and claims cannot be predicted with certainty, the Company does not believe the final outcome of such litigation and claims will have a material adverse effect on the financial condition, the results of operations or the cash flows of the Company because the Company believes that it has adequate insurance and reserves to cover any damages that may ultimately be awarded.

Guarantees

     The Company's wholly-owned subsidiary, Atmos Energy Marketing, LLC ("AEM"), and Woodward Marketing, Inc. ("WMI"), sole members of Woodward Marketing, LLC ("WMLLC"), act as guarantors of up to $12.5 million of balances outstanding under a $30.0 million bank credit facility for WMLLC. AEM guarantees the payment of up to approximately $5.6 million of borrowings under this facility. At December 31, 1999, $14.6 million was outstanding under this credit facility. AEM and WMI also act as joint and several guarantors on payables of WMLLC up to $40.0 million of natural gas purchases and transportation services from suppliers. WMLLC payable balances outstanding that were subject to these guarantees amounted to $31.5 million at December 31, 1999.

Environmental Matters

     The United Cities Division is the owner or previous owner of manufactured gas plant sites in Keokuk, Iowa; Johnson City and Bristol, Tennessee; and Hannibal, Missouri, which were used to supply gas prior to availability of natural gas. The gas manufacturing process resulted in certain by-products and residual materials including coal tar. The manufacturing process used by the Company was an acceptable and satisfactory process at the time such operations were being conducted. Under current environmental protection laws and regulations, the Company may be responsible for response actions with respect to such materials, if response actions are necessary.

     As of December 31, 1999, the Company had accrued and deferred for recovery $1.1 million, including $258,000 that was incurred for an insurance recoverability study, and $750,000 for the investigations of the Johnson City and Bristol, Tennessee and Hannibal, Missouri sites. As of December 31, 1999, the Company has incurred costs of approximately $492,000 for these sites.

Iowa sites

     In June 1995, United Cities Gas Company ("UCGC") entered into an agreement to pay $1.8 million to Union Electric Company, now Ameren, whereby Union Electric agreed to assume responsibility for UCGC's continuing investigation and environmental response action obligations as outlined in the feasibility study related to a former manufactured gas plant in Keokuk. The $1.8 million was paid in five annual installments, with the last installment being paid in July 1999. In a rate case effective June 1, 1996, UCGC began collecting increased rates, which included a 10-year amortization of the $1.8 million payment to Union Electric.

Tennessee sites

     UCGC and the Tennessee Department of Environment and Conservation entered into a consent order effective January 23, 1997, for the purpose of facilitating the investigation, removal and remediation of the Johnson City site. UCGC began the implementation of the consent order in the first quarter of 1997, which continued through December 31, 1999.

     The Company is unaware of any information that suggests the Bristol site would give rise to a present health or environmental risk as a result of the manufactured gas process or that any response action will be necessary.

     The Tennessee Regulatory Authority granted UCGC permission to defer, until its next rate case, all costs incurred in Tennessee in connection with state and federally mandated environmental control requirements.

Missouri sites

     On July 22, 1998, Atmos entered into an Abatement Order on Consent with the Missouri Department of Natural Resources addressing the former manufactured gas plant located in Hannibal, Missouri. Atmos, through its United Cities Division, agreed in the order to perform a removal action, a subsequent site evaluation and to reimburse the response costs incurred by the state of Missouri in connection with the property. The removal action was conducted and completed in August 1998 and the site evaluation fieldwork was conducted in August 1999. On March 9, 1999, the Missouri Public Service Commission issued an order authorizing Atmos to defer the costs associated with this site until the next rate increase, which must be proposed before March 9, 2001.

Kansas sites

     Atmos is currently conducting investigation and remediation activities pursuant to Consent Orders between the Kansas Department of Health and Environment ("KDHE") and UCGC. The Orders provide for the investigation and remediation of mercury contamination at gas pipeline sites, which utilize or formerly utilized mercury meter equipment in Kansas. As of December 31, 1999, the Company had identified approximately 720 sites where mercury may have been used and had incurred $100,000 for recovery. In addition, based upon available current information, the Company accrued and deferred for recovery an additional $280,000 for the investigation of these sites. The Kansas Corporation Commission has authorized the Company to defer these costs and seek recovery in a future rate case.

     The Company is a party to other environmental matters and claims that arise out of the ordinary business of the Company. While the ultimate results of response actions to these environmental matters and claims cannot be predicted with certainty, the Company does not believe the final outcome of such response actions will have a material adverse effect on the financial condition, the results of operations or the cash flows of the Company because the Company believes that the expenditures related to such response actions will either be recovered through rates, shared with other parties, or covered by adequate insurance or reserves.

4.   Short-term debt

    At December 31, 1999, short-term debt was composed of $124.4 million of commercial paper and $125.0 million outstanding under bank credit facilities.

    The Company has two short-term committed credit facilities. One short-term unsecured credit facility is for $250.0 million with $125.0 million outstanding at December 31, 1999. A second facility is for $12.0 million. No amounts were outstanding under this facility at December 31, 1999.

    The Company also has unsecured short-term uncommitted credit lines totaling $74.0 million. No borrowings were outstanding under these lines at December 31, 1999.

    The Company implemented a $250.0 million commercial paper program in October 1998. It is supported by the $250.0 million committed line of credit described above. The Company's commercial paper is rated A-2 by Standard and Poor's and P-2 by Moody's.

5.   Statements of cash flows

     Supplemental disclosures of cash flow information for the three-month periods ended December 31, 1999 and 1998 are presented below.

                                    Three months ended
                                       December 31,
                                  ---------------------
                                   1999           1998
                                 --------        ------
                                      (In thousands)
Cash paid (received) for
  Interest                       $12,993        $12,275
  Income taxes                      (116)         3,983

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

                                       For the three months ended
                                             December 31,
                                         ----------------------
                                          1999           1998
                                         ------         ------
Weighted average common
  shares - basic                         31,122         30,273
Effect of dilutive securities:
  Restricted stock                          207            228
  Stock options                              10             15
                                         ------         ------
Weighted average common
  shares - assuming dilution             31,339         30,516
                                         ======         ======

7.   Segment Information

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has identified the following three segments: Utility, Propane and Energy Services. For a more complete description of these segments, please refer to Note 1 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

     Summarized financial information concerning the Company's reportable segments for the three months ended December 31, 1999 and 1998 is shown in the following table:

                                           Energy
                       Utility   Propane  Services   Total
                     ----------  -------  --------  --------
                                   (In thousands)
As of and for the
three months ended
December 31, 1999:
-------------------
Operating revenues   $  209,295  $ 7,839  $ 8,791 $  225,925
Intersegment revenues       596        -      871      1,467
Net income               11,104      422    2,798     14,324

Total assets          1,279,138   15,897   75,659  1,370,694


                                           Energy
                       Utility   Propane  Services   Total
                     ----------  -------  --------  --------
As of and for the                   (In thousands)
three months ended
December 31, 1998:
-------------------
Operating revenues   $  196,982  $ 7,295  $ 6,414 $  210,691
Intersegment revenues       464        -        -        464
Net income               14,372      410      598     15,380

Total assets          1,168,866   22,867   68,876  1,260,609

     The following table presents a reconciliation of the operating revenues to total consolidated revenues for the three months ended December 31, 1999 and 1998.

                                         Three months ended
                                            December 31,
                                        -------------------
                                          1999       1998
                                        --------   --------
                                           (In thousands)
Total revenues for
  reportable segments                  $225,925    $210,691
Elimination of
  intersegment revenues                  (1,467)       (464)
                                       --------    --------
Total operating revenues               $224,458    $210,227
                                       ========    ========

     A reconciliation of total assets for the reportable segments to total consolidated assets for December 31, 1999 and 1998 is presented below.

                                           December 31,
                                     ----------------------
                                         1999        1998
                                     ----------  ----------
                                          (In thousands)
Total assets for
  reportable segments                $1,370,694  $1,260,609
Elimination of
  intercompany receivables              (16,559)    (14,556)
                                     ----------  ----------
Total consolidated
  assets                             $1,354,135  $1,246,053
                                     ==========  ==========

8. Related party transactions

    Atmos owns a 45% interest through its ownership of Atmos Energy Marketing, LLC, in Woodward Marketing, LLC, a limited liability company headquartered in Houston, Texas, which is engaged in gas marketing and energy services. Included in purchased gas cost were purchases from WMLLC of approximately $48.4 million and $20.7 million for the three-month periods ended December 31, 1999 and 1998, respectively.

9. Recently issued accounting standards not yet adopted

    The Company has not yet adopted Statement of Financial Accounting Standards No. 133 " Accounting for Derivative Instruments and Hedging Activities." The Statement will be effective for the Company's fiscal year 2001. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement does not allow retroactive application to financial statements of prior periods. The Company's management is currently in the process of evaluating the impact of adopting this statement on its reported financial condition, results of operations and cash flows.


INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation

     We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of December 31, 1999, and the related condensed consolidated statements of income and cash flows for the three-month periods ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at December 31, 1999, and for the three-month periods ended December 31, 1999 and 1998 for them to be in conformity with generally accepted accounting principles in the United States.

     We have previously audited, in accordance with generally accepted auditing standards in the United States, the consolidated balance sheet of Atmos Energy Corporation as of September 30, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated November 9, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                ERNST & YOUNG LLP

January 31, 2000
Dallas, Texas


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Introduction

    The following discussion should be read in conjunction with the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q and Management's Discussion and Analysis contained in the Company's 1999 Annual Report to Shareholders and the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

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

Cautionary Statement under the Private Securities Litigation
Reform Act of 1995

    The matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Quarterly Report including, but not limited to, those contained in the following sections, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to condensed consolidated financial statements, regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report or in any of the Company's other documents or oral presentations, the words "anticipate," "expect," "estimate," "plans," "believes," "objective," "forecast," "goal" or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company's operations, markets, services, rates, recovery of costs, availability of gas supply, and other factors. These risks and uncertainties include, but are not limited to, national, regional and local economic and competitive conditions, regulatory and business trends and decisions, technological developments, Year 2000 issues, inflation rates, weather conditions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

    Accordingly, while the Company believes that the expectations reflected in the forward-looking statements are reasonable, there can be no assurance that such expectations will be realized or will approximate actual results.

Ratemaking Activity

    During the quarter ended December 31, 1999, the Western Kentucky Division received a rate increase in Kentucky of approximately $9.9 million in annual revenues, effective
December 21, 1999, and a five-year weather normalization pilot program beginning in November 2000. The Energas Division received an increase in annual revenues of approximately $2.05 million in base rates plus an increase of $.1 million in service charges in Amarillo, Texas, effective for bills rendered on or after January 1, 2000. The agreement also provided for changes in rate structure to reduce the impact of warmer than normal weather and to improve the recovery of the actual cost of service calls. If the Energas Division's request for an annual increase of $8.8 million from the cities served by its West Texas System can not be settled, it will be appealed to the Railroad Commission of Texas with a final decision expected in September 2000. Upon the settlement of these cases, the Railroad Commission is expected to act upon requests for similar increases totaling approximately $1.05 million in the environs outside Amarillo and the West Texas System cities. For further information regarding rate activity, see Note 2 of notes to condensed consolidated financial statements. The Company continues to monitor rates in all its service areas for recovery of its service costs and an adequate return on its investment.

Year 2000 Readiness

     The Year 2000 issues arose because many computer systems and software applications, as well as embedded computer chips in plant and equipment currently in use, were constructed using an abbreviated date field that eliminates the first two digits of the year. It was believed that on January 1, 2000, these systems, applications and embedded computer chips could have incorrectly recognized the date as January 1, 1900. Accordingly, many computer systems and software applications, as well as embedded chips, could have incorrectly processed financial and operating information or fail to process such information completely.

     Since October 1996, the Company has worked on ensuring that all critical systems, facilities and processes have been identified, analyzed for Year 2000 readiness, corrected if necessary, and tested if changes are necessary. As of December 31, 1999, the Company had incurred a total of approximately $1.2 million in direct fees and expenses in connection with its Year 2000 efforts. While there can be no assurance that there will be no problems in the future related to Year 2000 issues, it appears that to date these efforts were successful since January 1, 2000 passed with no significant impact on any of the Company's systems or operations. The Company will continue to monitor any Year 2000 issues that may develop in the future and has in place procedures to address such issues in the unlikely event that any related problems may occur.


Weather and Seasonality

    The Company's natural gas and propane distribution businesses are seasonal due to weather conditions in the Company's service areas. Sales are affected by winter heating season requirements. Sales to agricultural customers (who use natural gas as fuel in the operation of irrigation pumps during the period from April through September) are affected by rainfall amounts. These factors generally result in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Weather for the three months ended December 31, 1999 was 17% warmer than normal and 2% warmer than weather in the corresponding period of the prior year as shown below. This caused total throughput to decrease 1.6 billion cubic feet ("Bcf") or 3%.

                      HEATING DEGREE DAYS

                                           Three months ended
                       Weather                December 31,
                      Sensitive         -------------------------
Service Area         Customers %        1999      1998     Normal
----------------     -----------        -----     -----    ------
Energas                  29%            1,226     1,232     1,402
Trans La                  8%              552       530       661
Western Kentucky         18%            1,201     1,300     1,613
Greeley Gas              20%            1,763     1,899     2,133
United Cities            25%            1,212     1,131     1,420
                        ----
System Average          100%            1,261     1,284     1,517

    The Company has weather normalization adjustments ("WNAs") in Georgia and Tennessee, where it serves approximately 186,000 customers or approximately 18% of the Company's total customers and revenues. The WNAs increase the base rate when weather is warmer than normal and decrease it when weather is colder than normal. The effect of the WNAs was to increase revenues approximately $.9 million for the three months ended December 31, 1999, as compared with an increase of approximately $2.0 million for the three months ended December 31, 1998. The Company did not have WNAs in its other service areas during the quarter ended December 31, 1999.

Status of Acquisition

    In October 1999, the Company entered into a definitive agreement with Southwestern Energy Company ("Southwestern") to acquire the Missouri natural gas distribution assets of Associated Natural Gas, a division of Arkansas Western Gas, which is a wholly-owned subsidiary of Southwestern. Under the terms of the agreement, the Company will purchase the Missouri gas system for approximately $32.0 million in cash plus working capital adjustments. This transaction, which will add approximately 48,000 customers, is expected to be completed by mid-year 2000, subject to approvals by the Missouri Public Service Commission and the Federal Energy Regulatory Commission.

FINANCIAL CONDITION

    For the three months ended December 31, 1999, net cash used by operating activities totaled $37.0 million compared with $20.8 million for the three months ended December 31, 1998. Net income decreased $1.1 million to $14.3 million for the three months ended December 31, 1999 from $15.4 million for the three months ended December 31, 1998. Depreciation and amortization increased $2.9 million for the three months ended December 31, 1999 because of utility property additions placed in service during the past year. Net operating assets and liabilities increased $77.5 million for the three months ended December 31, 1999 compared with an increase of $53.0 million for the three months ended December 31, 1998. This increase in net operating assets and liabilities resulted primarily from the large fluctuations in accounts receivable, gas stored underground and accounts payable that occur when entering and leaving the winter or heating season.

    Major cash flows used in investing activities for the three months ended December 31, 1999 included capital expenditures of $17.5 million compared with $19.9 million for the three months ended December 31, 1998. The capital expenditures budget for fiscal 2000 is approximately $75.0 million, as compared with actual capital expenditures of $110.4 million in fiscal 1999. The decreased capital expenditures budget resulted from the completion of the customer billing system, customer support center, enterprise resource planning system and other technology projects in fiscal 1999. Budgeted capital projects for fiscal 2000 include major expenditures for mains, services, meters, vehicles and computer software and equipment. These expenditures will be financed from internally generated funds and financing activities.

    For the three months ended December 31, 1999, cash flows provided by financing activities amounted to $70.2 million as compared with $51.8 million for the three months ended
December 31, 1998. During the three-month period, commercial paper and notes payable to banks increased $81.1 million, as compared with an increase of $101.6 million for the three months ended December 31, 1998, due to short-term borrowings for repayment of $40.0 million of long-term notes due in November 1998 and seasonal factors. Payments of long-term debt totaled $7.0 million for the three months ended December 31, 1999, as compared with $47.9 million for the three months ended
December 31, 1998. The Company paid $8.9 million in cash dividends during the three months ended December 31, 1999, compared with dividends of $8.4 million paid during the three months ended December 31, 1998. This reflects increases in the quarterly dividend rate and in the number of shares outstanding. In the three months ended December 31, 1999, the Company issued 241,480 shares of common stock. The following table presents the number of shares issued under the various plans for the three-month periods ended December 31, 1999 and 1998.

                                              Three months ended
                                                 December 31,
                                            ---------------------
                                               1999        1998
                                            --------     --------
Shares issued:
  Restricted Stock Grant Plan                      -       60,000
  Employee Stock Ownership Plan               40,557       20,892
  Direct Stock Purchase Plan                 200,406      143,458
  Outside Directors Stock-for-Fee Plan           517          437
  United Cities Long-term Stock Plan               -        1,250
                                             -------      -------
    Total shares issued                      241,480      226,037
                                             =======      =======

    The Company believes that internally generated funds, its short-term credit facilities, commercial paper program and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 2000. At December 31, 1999 the Company had $262.0 million in committed short-term credit facilities, of which $125.0 million was outstanding and $124.4 supported commercial paper outstanding. The committed lines of credit are renewed or renegotiated at least annually.
At December 31, 1999, the Company also had $74.0 million of uncommitted short-term lines of credit, all of which was unused.

    In December 1999, the Company filed a universal shelf registration statement with the Securities and Exchange Commission ("SEC") to issue, from time to time, up to $500 million in new common stock and/or debt. The Company also filed applications for approval to issue securities with seven state utility commissions. Obtaining all the required state regulatory approvals is expected to take from three to six months. Once the shelf filing is declared effective by the SEC and is approved by the various state utility commissions, the Company will be authorized to "take securities off the shelf" and issue them to investors and lenders. The proceeds are planned to be used for general corporate purposes, including acquisitions, debt repayment, and other business-related matters. The universal shelf will provide the Company with greater flexibility in its financing options.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999, COMPARED WITH THREE MONTHS
ENDED DECEMBER 31, 1998

    Operating revenues increased by 7% to $224.5 million for the three months ended December 31, 1999 from $210.2 million for the three months ended December 31, 1998. The most significant factor contributing to the increase in operating revenues was a 13% increase in average sales price. During the quarter ended December 1999, temperatures were 2% warmer than in the corresponding quarter of the prior year, and were 17% warmer than the 30-year normal for the quarter. The total volume of gas sold and transported for the three months ended December 31, 1999 was
53.7 billion cubic feet ("Bcf") compared with 55.3 Bcf for the three months ended December 31, 1998. Decreased sales due to warmer than normal weather were partially offset by weather normalization adjustments in Tennessee and Georgia, which provided approximately $.9 million of additional revenues as compared with an increase of approximately $2.0 million in the quarter ended December 31, 1998. The average sales price per Mcf sold increased $.62 or 13% to $5.35 primarily due to an increase in the average cost of gas. The average cost of gas per Mcf sold increased 19% to $3.37 for the three months ended December 31, 1999 from $2.84 for the three months ended December 31, 1998 due to decreased supply availability in the current market.

    Gross profit decreased by 2% to $89.6 million for the three months ended December 31, 1999, from $91.2 million for the three months ended December 31, 1998. The decrease in gross profit was due to the decrease in volumes sold to weather sensitive customers and a decrease of $1.2 million in transportation revenues due to lower average transportation revenue per Mcf. Changes in cost of gas do not directly affect gross profit.

    Operating expenses decreased slightly to $59.4 million for the three months ended December 31, 1999 from $59.5 million for the three months ended December 31, 1998. The components of operating expenses that produced the decrease in the quarter ended December 31, 1999 were operation and maintenance expenses, which decreased 8% primarily as a result of lower employee benefits expenses. The Company also realized savings from reduced meter reading and outside services expenses as a result of the completion of technology initiatives in fiscal 1999 and the realization of operating efficiencies and cost controls in fiscal 2000. The decrease in operation and maintenance expenses was offset by an increase in depreciation and amortization related to additional utility plant placed in service in the past year.

    Operating income decreased 5% for the three months ended
December 31, 1999 to $30.1 million from $31.7 million for the three months ended December 31, 1998. The decrease in operating income resulted primarily from decreased gross profit, as described above.

    Other income increased $2.2 million for the three months ended December 31, 1999 compared with the three months ended December 31, 1998 primarily due to an increase in the earnings from the Company's 45% interest in Woodward Marketing LLC.

    Propane statistics for the three months ended December 31, 1999 and 1998 are included in the "Operating Statistics" tables which appear at the end of Management's Discussion and Analysis. The propane operations sold 6.4 million gallons of propane for the three months ended December 31, 1999, as compared with 6.1 million gallons for the three months ended December 31, 1998.
The increase of $.5 million in propane revenues for the three months ended December 31, 1999 compared with the same period last year was the result of a combination of the increased sales volumes and a slightly higher average sales price due to a slightly higher cost of supply. The number of propane customers at December 31, 1999 increased 2,660, or 7%, as compared with December 31, 1998.

     Interest expense increased $2.1 million, or 24%, for the three months ended December 31, 1999, compared with the three months ended December 31, 1998, due to a slight increase in the average debt outstanding and a significant reduction in interest capitalized in 2000. Approximately $1.9 million of interest was capitalized in connection with various technology projects that were in process for the three months ended December 31, 1998. No interest was capitalized for the three months ended December 31, 1999, as these projects were completed and placed into service by the end of fiscal 1999.

    The provision for income taxes decreased 4% to $8.6 million in the quarter ended December 31, 1999 compared with $9.0 million for the corresponding quarter of the prior year due to decreased pre-tax income.

    Net income decreased for the three months ended December 31, 1999 by $1.1 million to $14.3 million from $15.4 million for the three months ended December 31, 1998. This decrease in net income resulted primarily from the decrease in sales volumes due to unusually warm winter weather, as discussed above.

UTILITY, PROPANE AND ENERGY SERVICES OPERATING DATA

   Atmos' Utility business is conducted by the Company's regulated utility divisions: Energas Division, Greeley Gas Division, Trans La Division, United Cities Division, Western Kentucky Division and Shared Services. The Propane business is conducted through United Cities Propane and includes wholesale and retail propane sales to approximately 41,000 customers in four states. The Energy Services business includes nonregulated irrigation sales, energy services to large volume customers, nonregulated underground storage operations, a 45% interest in Woodward Marketing LLC, leasing of real estate, vehicles and appliances and nonregulated shared services. The following table of operating statistics by segment summarizes data of the utility, propane, and energy services segments of the Company for the three-month periods ended December 31, 1999 and 1998. For further information regarding operating results of the segments, see Note 7 of notes to condensed consolidated financial statements.


                    ATMOS ENERGY CORPORATION
               CONSOLIDATED OPERATING STATISTICS

                                            Three months ended
                                               December 31,
                                          -----------------------
                                              1999        1998
                                           ---------    ---------
METERS IN SERVICE, end of period
  Residential                                923,083      902,284
  Commercial                                  98,032       94,976
  Public authority and other                   7,380        6,552
  Industrial (including agricultural)         14,518       16,247
                                           ---------    ---------
    Total meters                           1,043,013    1,020,059
  Propane customers                           41,401       38,741
                                           ---------    ---------
    Total                                  1,084,414    1,058,800
                                           =========    =========
HEATING DEGREE DAYS
  Actual (weighted average)                   1,261        1,284
  Percent of normal                              83%          85%

SALES VOLUMES -- MMcf(1)
  Residential                                 19,929       21,114
  Commercial                                  10,080       10,126
  Public authority and other                   1,833        2,193
  Industrial (including agricultural)          7,310        7,439
                                             -------       ------
    Total                                     39,152       40,872
Transportation volumes -- MMcf(1)             14,510       14,438
                                             -------       ------
Total Throughput - MMcf (1)                   53,662       55,310
                                             =======       ======
Propane - Gallons (000's)                      6,354        6,138
                                             =======       ======
OPERATING REVENUES (000's)
Gas sales revenues
  Residential                               $117,304     $111,209
  Commercial                                  52,438       47,294
  Public authority and other                   8,802        9,119
  Industrial (including agricultural)         31,007       25,780
                                           --------     --------
    Total gas sales revenues                 209,551      193,402
Transportation revenues                        5,617        6,805
Propane revenues                               7,839        7,295
Other revenues                                 1,451        2,725
                                            --------     --------
Total operating revenues                    $224,458     $210,227
                                           ========     ========
Cost of gas (excluding propane and other)   $131,815     $115,873
                                           ========     ========

Average gas sales revenues per Mcf          $   5.35     $   4.73
Average transportation revenue per Mcf      $    .39     $    .47
Average cost of gas per Mcf sold            $   3.37     $   2.84

(1) Volumes are reported as metered in million cubic feet
("MMcf").



                    ATMOS ENERGY CORPORATION
                 OPERATING STATISTICS BY SEGMENT

                                            Three months ended
                                               December 31,
                                          -----------------------
                                              1999        1998
                                           ---------    ---------
UTILITY
Operating revenues ($000)                 $ 208,699    $ 196,518

Sales volumes (MMcf)                         36,904       39,337
Transportation volumes (MMcf)                14,510       14,438
                                             ------       ------
  Total throughput                           51,414       53,775
                                             ======       ======
Heating degree days
  Actual                                      1,261        1,284
  30-year normal                              1,517        1,517
  Percent of normal                              83%          85%
Meters, end of period                     1,043,013    1,020,059

PROPANE
Operating revenues ($000)                    $7,839       $7,295

Sales volumes (000 gallons):
  Retail                                      5,736        5,498
  Wholesale                                     618          640
                                            -------       ------
    Total                                     6,354        6,138
                                            =======       ======
Propane degree days                           1,323        1,277
Percent of normal                                87%          84%
Customers, end of period                     41,401       38,741

ENERGY SERVICES
Operating revenues ($000)                    $7,920       $6,414
Gas revenues ($000)                          $7,261       $4,808

Gas sales volumes (MMcf):
  Irrigation                                    600           23
  Industrial                                  1,648        1,512
                                           -------       ------
    Total                                     2,248        1,535
                                            =======       ======
Atmos equity in earnings of WMLLC ($000)     $3,032       $1,213

NOTE: Segment operating revenues and volumes are net of inter-segment eliminations. See Note 7 for intersegment revenues.



Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk

     There have been no material changes from the information provided in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

     See Note 3 of notes to condensed consolidated financial statements herein for a description of legal proceedings.

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

                                      ATMOS ENERGY CORPORATION
                                            (Registrant)


Date:  February 11, 2000      By:    /s/  DONALD P. BURMAN
                                   ------------------------------
                                          Donald P. Burman
                                        Assistant Controller
                                   (Chief Accounting Officer and
                                     duly authorized signatory)




                        EXHIBITS INDEX
                           Item 6(a)

Exhibit                                             Page
Number   Description                                Number
-------  -----------                                -------

10.1     Gas Transportation Agreement No. 30774,
         Rate Schedules FT-A and FT-GS, dated
         October 1, 1999, between United Cities
         Gas Company and East Tennessee Natural
         Gas Company

15       Letter regarding unaudited interim
         financial information

27       Financial Data Schedule for Atmos Energy
         Corporation for the three months ended
         December 31, 1999