Form 10-Q
period 2000-03-31
ATMOS ENERGY CORP
filed 2000-05-11
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                            FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2000.

        Class                              Shares Outstanding
       -----                              ------------------
    No Par Value                              31,608,359
PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                    ATMOS ENERGY CORPORATION
        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         (In thousands)

                                        March 31,   September 30,
                                          2000           1999
                                       -----------  -------------
ASSETS
Property, plant and equipment          $1,574,105      $1,549,258
  Less accum. depreciation and amort.     606,716         583,476
                                       ----------      ----------
  Net property, plant and equipment       967,389         965,782
Current assets
  Cash and cash equivalents                22,994           8,585
  Accounts receivable, net                119,116          70,564
  Inventories of supplies and mdse.         8,199           8,209
  Gas stored underground                   19,013          44,653
  Prepayments                               2,381           3,142
                                       ----------      ----------
    Total current assets                  171,703         135,153
Deferred charges and other assets         137,589         129,602
                                       ----------      ----------
                                       $1,276,681      $1,230,537
                                       ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
  Common stock                         $      158      $      156
  Additional paid-in capital              300,053         293,359
  Retained earnings                       109,212          83,231
  Accumulated other comprehensive
    income                                  2,753             917
                                       ----------      ----------
    Total shareholders' equity            412,176         377,663
Long-term debt                            372,543         377,483
                                       ----------      ----------
    Total capitalization                  784,719         755,146
Current liabilities
  Current maturities of long-term debt     14,475          17,848
  Short-term debt                         126,739         168,304
  Accounts payable                         83,963          64,167
  Taxes payable                            28,777             848
  Customers' deposits                       7,894           9,657
  Other current liabilities                33,426          25,951
                                       ----------      ----------
    Total current liabilities             295,274         286,775
Deferred income taxes                     117,643         112,610
Deferred credits and other liabilities     79,045          76,006
                                       ----------      ----------
                                       $1,276,681      $1,230,537
                                       ==========      ==========

See accompanying notes to condensed consolidated financial statements.


                    ATMOS ENERGY CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)

                                            Three months ended
                                                March 31,
                                        -------------------------
                                           2000            1999
                                         --------        --------
Operating revenues                       $314,197        $261,426
Purchased gas cost                        196,070         149,031
                                         --------        --------
  Gross profit                            118,127         112,395

Operating expenses
  Operation                                34,609          37,562
  Maintenance                               1,845           1,156
  Depreciation and amortization            16,490          13,800
  Taxes, other than income                  9,196           9,034
                                         --------        --------
    Total operating expenses               62,140          61,552
                                         --------        --------
Operating income                           55,987          50,843

Other income                                1,688           2,355

Interest charges, net                      11,027           8,166
                                         --------        --------
Income before income taxes                 46,648          45,032

Income taxes                               17,075          16,237
                                         --------        --------
Net income                               $ 29,573        $ 28,795
                                         ========        ========
Basic net income per share               $    .94        $    .95
                                         ========        ========
Diluted net income per share             $    .94        $    .94
                                         ========        ========
Cash dividends per share                 $   .285        $   .275
                                         ========        ========
Weighted average
  shares outstanding:

    Basic                                  31,332          30,449
                                         ========        ========
    Diluted                                31,544          30,698
                                         ========        ========



See accompanying notes to condensed consolidated financial statements.


                    ATMOS ENERGY CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)

                                             Six months ended
                                                 March 31,
                                         ------------------------
                                            2000           1999
                                          --------       --------
Operating revenues                        $538,655       $471,653
Purchased gas cost                         330,978        268,050
                                          --------       --------
  Gross profit                             207,677        203,603

Operating expenses
  Operation                                 67,691         73,440
  Maintenance                                4,187          3,827
  Depreciation and amortization             32,990         27,400
  Taxes, other than income                  16,681         16,405
                                          --------       --------
    Total operating expenses               121,549        121,072
                                          --------       --------
Operating income                            86,128         82,531

Other income                                 5,646          4,075

Interest charges, net                       22,244         17,239
                                          --------       --------
Income before income taxes                  69,530         69,367

Income taxes                                25,633         25,192
                                          --------       --------
Net income                                $ 43,897       $ 44,175
                                          ========       ========
Basic net income per share                $   1.41       $   1.45
                                          ========       ========
Diluted net income per share              $   1.40       $   1.44
                                          ========       ========
Cash dividends per share                  $    .57       $    .55
                                          ========       ========
Weighted average
  shares outstanding:

    Basic                                   31,226         30,361
                                          ========       ========
    Diluted                                 31,440         30,601
                                          ========       ========



See accompanying notes to condensed consolidated financial statements.


                     ATMOS ENERGY CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (In thousands)

                                               Six months ended
                                                   March 31,
                                           -----------------------
                                              2000           1999
                                            -------        -------
Cash Flows From Operating Activities
  Net income                                $43,897        $44,175
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization:
      Charged to depreciation and
        amortization                         32,990         27,400
      Charged to other accounts               2,290          2,100
    Deferred income taxes                     3,987          4,281
    Net change in operating assets and
      liabilities                            29,230         (4,625)
                                            -------       --------
    Net cash provided by
      operating activities                  112,394         73,331

Cash Flows From Investing Activities
  Capital expenditures                      (38,400)       (51,130)
  Retirements of property, plant and
    equipment                                 1,513         (2,055)
                                            -------       --------
    Net cash used in investing activities   (36,887)       (53,185)

Cash Flows From Financing Activities
  Net increase(decrease) in short-term debt (41,565)      45,747
  Cash dividends paid                       (17,916)       (16,828)
  Repayment of long-term debt                (8,313)       (50,695)
  Issuance of common stock                    6,696         11,504
                                            -------       --------
    Net cash used in financing activities   (61,098)       (10,272)
                                            -------       --------
Net increase in cash and cash equivalents    14,409          9,874
Cash and cash equivalents at beginning
  of period                                   8,585          4,735
                                            -------       --------
Cash and cash equivalents at end
  of period                                 $22,994        $14,609
                                            =======       ========



See accompanying notes to condensed consolidated financial statements.


                     ATMOS ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                          March 31, 2000


1. Unaudited interim financial information

   In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other factors, the results of operations for the six month period ended March 31, 2000 are not indicative of expected results of operations for the year ending September 30, 2000. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation ("Atmos" or the "Company") in its 1999 Annual Report on Form 10-K.

   Common stock - As of March 31, 2000, the Company had
100,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 31,582,305 shares outstanding. At
September 30, 1999, the Company had 31,247,800 shares outstanding.

   Comprehensive income - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", the Company is required to report comprehensive income and its components (revenues, expenses, gains and losses) in its financial statements. Comprehensive income includes all changes, except those resulting from investments by owners and distributions to owners, in the equity of a business enterprise from transactions and other events including, as applicable, foreign-currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities.

   The following table presents the components of comprehensive income, net of related tax, for the three-month and six-month periods ended March 31, 2000.

                           Three months ended  Six months ended
                            March 31, 2000     March 31, 2000
                           ------------------  ----------------
                                     (In thousands)

Net income                     $29,573             $43,897
Unrealized holding gains
  on investments                   391               1,836
                               -------             -------
Comprehensive income           $29,964             $45,733
                               =======             =======

    The only component of accumulated other comprehensive income, net of related tax, at March 31, 2000, relates to unrealized gains and losses associated with certain available for sale investments. Total accumulated other comprehensive income at March 31, 2000, was $2.8 million.

2. Rates

   The Company's ratemaking activity over the three-year period ended September 30, 1999 was discussed in Note 3 of notes to consolidated financial statements in the Company's Form 10-K for the year ended September 30, 1999. New developments in ratemaking activity since September 30, 1999 are discussed below.

   In May 1999, the Western Kentucky Division requested from the Kentucky Public Service Commission ("KPSC") an increase in revenues of approximately $14.1 million, a weather normalization adjustment and changes in rate design to shift a portion of revenues from commodity charges to fixed rates. In December 1999, the KPSC granted an increase in annual revenues of approximately $9.9 million to the Western Kentucky Division. The new rates were effective for services rendered on or after December 21, 1999. In addition, the KPSC approved a five-year pilot program for weather normalization beginning in November 2000. This program will be similar to the Company's program in Georgia and Tennessee and will be in effect from November through April. The Western Kentucky Division serves approximately 180,000 customers in Kentucky.

   In August 1999, the Energas Division filed rate cases in its West Texas System cities and Amarillo, Texas, requesting rate increases of approximately $8.8 million and $4.4 million, respectively. In December 1999, the City of Amarillo, Texas, granted an increase in annual revenues of approximately $2.05 million in base rates plus an increase of $.1 million in service charges to the Energas Division. The new rates became effective for bills rendered on or after January 1, 2000. The increase in service charges allows the Energas Division to recover a larger portion of the actual cost of service calls. In addition, rate design was restructured to reduce the impact of warmer than normal weather and a zero-based gas cost adjustment was implemented to position the Energas Division for possible future deregulation. The Company and the West Texas System cities could not agree on the amount of a rate increase, and the Company appealed to the Railroad Commission of Texas, with a final resolution expected in September 2000. In January 2000, the Company requested an increase of approximately $48,000 in the environs area outside the city limits of Amarillo and will likewise request an increase of approximately $1.0 million in the environs of the West Texas System cities when that case is settled. Rates in areas outside the city limits in Texas are subject to the jurisdiction of the Railroad Commission of Texas. At this time, management cannot predict the outcome of these rate proceedings.

   In February 2000, the United Cities Gas Division filed a rate case in Illinois with the Illinois Commerce Commission requesting an increase in revenues of approximately $3.1 million. The Illinois Commerce Commission is currently in the process of reviewing this request. The Company expects this process to be completed and new rates implemented in January 2001. In addition, in March 2000, the United Cities Gas Division filed a rate case in Virginia with the State Corporation Commission of the Commonweath of Virginia requesting an increase in revenues of approximately $2.3 million. The State Corporation Commission of Virginia is currently in the process of reviewing the filing to determine if it meets the appropriate rules and regulations. Once the Commission accepts the filing, they will have five months to make the final decision. The Company expects this increase to be effective in the fall of 2000. At this time, management cannot predict the outcome of these rate proceedings.

3. Contingencies

Litigation

Greeley Division

   In Colorado, the Greeley Division has been a defendant in several lawsuits filed as a result of a fire in a building in Steamboat Springs, Colorado on February 3, 1994. The plaintiffs claimed that the fire resulted from a leak in a severed gas service line owned by the Greeley Division. On January 12, 1996, the jury awarded the plaintiffs approximately $2.5 million in compensatory damages and approximately $2.5 million in punitive damages. The jury assessed the Company with liability for all of the damages awarded. The Company appealed the judgment to the Colorado Court of Appeals, which reversed the trial court verdict and ordered a new trial. The Colorado Supreme Court upheld the Court of Appeals reversal and order for a new trial. As previously reported, as a result of mediation, a settlement had been reached with five of the claimants, leaving only three remaining claimants with aggregate claims of approximately $2 million. On April 7, 2000, as a result of mediation, the Company agreed to settle with the three remaining claimants for an aggregate total of $1.5 million, which amounts are to be paid by the Company's insurance carrier, thus effectively concluding this litigation against the Company.

   On September 23, 1999, a suit was filed in the District Court of Stevens County, Kansas, by Quinque Operating Company, Tom Boles and Robert Ditto, against more than 200 companies in the natural gas industry, including the Company and the Greeley Gas Division. The plaintiffs, who purport to represent a class consisting of gas producers, royalty owners, overriding royalty owners, working interest owners and state taxing authorities, accuse the defendants of underpaying royalties on gas taken from wells situated on non-federal and non-Indian lands throughout the United States and offshore waters predicated upon allegations that the defendants' gas measurements are simply inaccurate and that the defendants failed to comply with applicable regulations and industry standards over the last 25 years. Although the plaintiffs do not specifically allege an amount of damages, they contend that this suit is brought to recover billions of dollars in revenues that the defendants have allegedly unlawfully diverted from the plaintiffs to themselves.

   On April 10, 2000, this case was consolidated for pre-trial proceedings with other similar pending litigation in federal court in Wyoming in which the Company is also a defendant along with over 200 other defendants in the case of In Re Natural Gas Royalties Quitam Litigation. The Company believes that the plaintiffs' claims are lacking in merit and intends to vigorously defend this action. However, the Company cannot assess, at this time, the likelihood of whether or not the plaintiffs may prevail on any one or more of their asserted claims. In any event, the Company does not expect the final outcome of this case to have a material adverse effect on the financial condition, the results of operations or the net cash flows of the Company because the Company believes that it has adequate reserves to cover any damages that may ultimately be awarded.

   The Company is a party to other litigation matters and claims that arise out of the ordinary business of the Company. While the results of these litigation matters and claims cannot be predicted with certainty, the Company does not believe the final outcome of such litigation and claims will have a material adverse effect on the financial condition, the results of operations or the cash flows of the Company because the Company believes that it has adequate insurance and reserves to cover any damages that may ultimately be awarded.

Guarantees

   The Company's wholly-owned subsidiary, Atmos Energy Marketing, LLC ("AEM"), and Woodward Marketing, Inc. ("WMI"), sole members of Woodward Marketing, LLC ("WMLLC"), act as guarantors of up to $12.5 million of balances outstanding under a $30.0 million bank credit facility for WMLLC. AEM guarantees the payment of up to approximately $5.6 million of borrowings under this facility. At March 31, 2000, $15.2 million was outstanding under this credit facility. AEM and WMI also act as joint and several guarantors on payables of WMLLC up to $40.0 million of natural gas purchases and transportation services from suppliers. WMLLC payable balances outstanding that were subject to these guarantees amounted to $6.1 million at March 31, 2000.

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

   As of March 31, 2000, the Company had accrued and deferred for recovery $1.1 million, including $258,000 that was incurred for an insurance recoverability study, and $750,000 for the investigations of the Johnson City and Bristol, Tennessee and Hannibal, Missouri sites. As of March 31, 2000, the Company has incurred costs of approximately $631,000 for these sites.


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

Tennessee sites

   UCGC and the Tennessee Department of Environment and Conservation ("TDEC") entered into a consent order effective January 23, 1997, for the purpose of facilitating the investigation, removal and remediation of the Johnson City site. UCGC began the implementation of the consent order in the first quarter of 1997, which continued through March 31, 2000. In March 1998, UCGC submitted a Preliminary Site Investigation Report to the TDEC. From October 1999 through February 2000, Phase II remedial investigation fieldwork was conducted pursuant to the consent order. A Phase II Remedial Investigation Report was submitted to the TDEC on April 25, 2000.

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

Missouri sites

   On July 22, 1998, Atmos entered into an Abatement Order on Consent with the Missouri Department of Natural Resources addressing the former manufactured gas plant located in Hannibal, Missouri. Atmos, through its United Cities Division, agreed in the order to perform a removal action, a subsequent site evaluation and to reimburse the response costs incurred by the state of Missouri in connection with the property. The removal action was conducted and completed in August 1998. The site evaluation fieldwork was conducted from August through December 1999. On March 9, 1999, the Missouri Public Service Commission issued an order authorizing Atmos to defer the costs associated with this site. The order is effective for two years.

Kansas sites

   Atmos is currently conducting investigation and remediation activities pursuant to Consent Orders between the Kansas Department of Health and Environment ("KDHE") and UCGC. The Orders provide for the investigation and remediation of mercury contamination at gas pipeline sites, which utilize or formerly utilized mercury meter equipment in Kansas. As of March 31, 2000, the Company had identified approximately 720 sites where mercury may have been used and had incurred $100,000 for recovery. In addition, based upon available current information, the Company accrued and deferred for recovery an additional $271,000 for the investigation of these sites. The Kansas Corporation Commission has authorized the Company to defer these costs and seek recovery in a future rate case.

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

4. Short-term debt

   At March 31, 2000, short-term debt was composed of $116.6 million of commercial paper and $10.1 million outstanding under bank credit facilities.

   The Company has two short-term committed credit facilities.
One short-term unsecured credit facility is for $250.0 million.
No amounts were outstanding under this facility at March 31, 2000. A second facility is for $12.0 million with $10.1 million outstanding at March 31, 2000.

   The Company also has unsecured short-term uncommitted credit lines totaling $74.0 million. No borrowings were outstanding under these lines at March 31, 2000.

   The Company has a $250.0 million commercial paper program that is supported by the $250.0 million committed line of credit described above.

5. Statements of cash flows

   Supplemental disclosures of cash flow information for the six-month periods ended March 31, 2000 and 1999 are presented below.

                                  Six months ended
                                     March 31,
                              ----------------------
                                2000           1999
                              -------        -------
                                  (In thousands)
     Cash paid (received) for
       Interest               $22,618        $20,833
       Income taxes           (6,906)         13,374


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

                                       For the three months ended
                                                March 31,
                                       --------------------------
                                         2000               1999
                                        ------             ------
                                          (Thousands of shares)
Weighted average common
  shares - basic                        31,332             30,449
Effect of dilutive securities:
  Restricted stock                         207                243
  Stock options                              5                  6
                                        ------             ------
Weighted average common
  shares - assuming dilution            31,544             30,698
                                        ======             ======

                                         For the six months ended
                                                March 31,
                                       --------------------------
                                         2000               1999
                                        ------             ------
                                          (Thousands of shares)
Weighted average common
  shares - basic                        31,226             30,361
Effect of dilutive securities:
  Restricted stock                         207                234
  Stock options                              7                  6
                                        ------             ------
Weighted average common
  shares - assuming dilution            31,440             30,601
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

   Summarized financial information concerning the Company's reportable segments for the three months and six months ended
March 31, 2000 and 1999 is shown in the following table:


                                           Energy
                        Utility   Propane  Services   Total
                      ----------  -------  --------  --------
                                    (In thousands)
As of and for the
three months ended
March 31, 2000:
-------------------
Operating revenues    $  283,922  $11,603  $20,276 $  315,801
Intersegment revenues        708        -      896      1,604
Net income                26,486      967    2,120     29,573



                                           Energy
                        Utility   Propane  Services   Total
                      ----------  -------  --------  --------
                                    (In thousands)
As of and for the
three months ended
March 31, 1999:
-------------------
Operating revenues    $  239,502  $10,026  $12,682 $  262,210
Intersegment revenues        784        -        -        784
Net income                24,918    1,306    2,571     28,795



                                           Energy
                        Utility   Propane  Services   Total
                      ----------  -------  --------  --------
                                    (In thousands)
As of and for the
six months ended
March 31, 2000:
-------------------
Operating revenues    $  493,218  $19,441  $29,067 $  541,726
Intersegment revenues      1,304        -    1,767      3,071
Net income                37,590    1,389    4,918     43,897

Total assets           1,181,535   17,069   81,955  1,280,559


                                           Energy
                        Utility   Propane  Services   Total
                      ----------  -------  --------  --------
                                    (In thousands)
As of and for the
six months ended
March 31, 1999:
-------------------
Operating revenues    $  436,484  $17,321  $19,096 $  472,901
Intersegment revenues      1,248        -        -      1,248
Net income                39,290    1,716    3,169     44,175

Total assets           1,136,132   23,687   76,370  1,236,189

   The following tables present a reconciliation of the operating revenues by segment to total consolidated revenues for the three months and six months ended March 31, 2000 and 1999.


                                        Three months ended
                                             March 31,
                                       --------------------
                                          2000       1999
                                        --------   --------
                                              (In thousands)
Total revenues for
  reportable segments                  $315,801    $262,210
Elimination of
  intersegment revenues                  (1,604)       (784)
                                       --------    --------
Total consolidated operating revenues  $314,197    $261,426
                                       ========    ========


                                         Six months ended
                                             March 31,
                                       --------------------
                                          2000       1999
                                       --------   --------
                                          (In thousands)
Total revenues for
  reportable segments                  $541,726    $472,901
Elimination of
  intersegment revenues                  (3,071)     (1,248)
                                       --------    --------
Total consolidated operating revenues  $538,655    $471,653
                                       ========    ========

   A reconciliation of total assets for the reportable segments to total consolidated assets for March 31, 2000 and 1999 is presented below.

                                            March 31,
                                     ----------------------
                                        2000        1999
                                     ----------  ----------
                                         (In thousands)
Total assets for
  reportable segments                $1,280,559  $1,236,189
Elimination of
  intercompany receivables               (3,878)    (14,526)
                                     ----------  ----------
Total consolidated
  assets                             $1,276,681  $1,221,663
                                     ==========  ==========

8. Related party transactions

   Atmos owns a 45% interest in Woodward Marketing, LLC, a limited liability company headquartered in Houston, Texas, which is engaged in gas marketing and energy services. The Company holds its interest in WMLLC through its ownership of Atmos Energy Marketing, LLC. Included in purchased gas cost were purchases from WMLLC of approximately $50.3 million and $42.1 million for the three-month periods ended March 31, 2000 and 1999, respective ly, and approximately $98.7 million and $62.8 million for the six-month periods ended March 31, 2000 and 1999, respectively.

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

10.  Subsequent event

   Subsequent to March 31, 2000, the Company entered into a definitive agreement to acquire the Louisiana gas operations of Louisiana Gas Service Company, a division of Citizens Utilities Company, and LGS Natural Gas Company, a subsidiary of Citizens Utilities Company. Under the terms of the agreement, the Company will purchase the assets of Louisiana Gas Service Company and LGS Natural Gas Company for $375.0 million. This transaction, which will add approximately 279,000 customers, is expected to be completed within 12 months, subject to approval by the Louisiana Public Service Commission and compliance with the Hart-Scott Rodino Act.



INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation


   We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of March 31, 2000, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

   Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at March 31, 2000, and for the three-month and six-month periods ended March 31, 2000 and 1999 for them to be in conformity with generally accepted accounting principles in the United States.

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


Dallas, Texas
April 26, 2000



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

Cautionary Statement under the Private Securities Litigation
Reform Act of 1995

   The matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Quarterly Report including, but not limited to, those contained in the following sections, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 3 to condensed consolidated financial statements, regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report or in any of the Company's other documents or oral presentations, the words "anticipate," "expect," "estimate," "plans," "believes," "objective," "forecast," "goal" or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company's operations, markets, services, rates, recovery of costs, availability of gas supply, and other factors. These risks and uncertainties include, but are not limited to, national, regional and local economic competitive conditions, regulatory and business trends and decisions, technological developments, inflation rates, weather conditions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

   Accordingly, while the Company believes that the expectations reflected in the forward-looking statements are reasonable, there can be no assurance that such expectations will be realized or will approximate actual results.
Ratemaking Activity

   During the six months ended March 31, 2000, the Western Kentucky Division received a rate increase in Kentucky of approximately $9.9 million in annual revenues, effective
December 21, 1999, and a five-year weather normalization pilot program beginning in November 2000. The Energas Division received an increase in annual revenues of approximately $2.05 million in base rates plus an increase of $.1 million in service charges in Amarillo, Texas, effective for bills rendered on or after January 1, 2000. The agreement also provided for changes in rate structure to reduce the impact of warmer than normal weather and to improve the recovery of the actual cost of service calls. The Energas Division's request for an annual increase of $8.8 million from the 67 cities served by its West Texas System could not be settled. In March 2000, it was appealed to the Railroad Commission of Texas, with a final decision expected in September 2000. Upon the settlement of these cases, the Railroad Commission is expected to act upon requests for similar increases totaling approximately $1.05 million in the environs outside Amarillo and the West Texas System cities. In February 2000, the United Cities Gas Division filed a rate case in Illinois for $3.1 million and in March 2000, filed a rate case in Virginia for $2.3 million. For further information regarding rate activity, see Note 2 of notes to condensed consolidated financial statements. The Company continues to monitor rates in all its service areas for recovery of its service costs and an adequate return on its investment.

Weather and Seasonality

   The Company's natural gas and propane distribution businesses are seasonal due to weather conditions in the Company's service areas. Sales are affected by winter heating season requirements. Sales to agricultural customers (who use natural gas as fuel in the operation of irrigation pumps) during the period from April through September are affected by rainfall amounts. These factors generally result in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Weather for the six months ended March 31, 2000 was 19% warmer than normal and 3% warmer than weather in the corresponding period of the prior year. Decreased sales to weather sensitive customers reduced net income for the six months ended March 31, 2000 by approximately $26.7 million or $.85 per diluted share.

   The Company has weather normalization adjustments ("WNAs") in Georgia and Tennessee, where it serves approximately 186,000 customers or approximately 18% of the Company's total customers and revenues. The WNAs increase the base rate when weather is warmer than normal and decrease it when weather is colder than normal. The effect of the WNAs was to increase revenues approximately $3.9 million for the six months ended March 31, 2000, as compared with an increase of approximately $4.4 million for the six months ended March 31, 1999. The Company did not have WNAs in its other service areas during the six months ended March 31, 2000.

Status of Pending Acquisitions and Joint Venture

     On April 13, 2000, the Company announced a definitive agreement to acquire the assets of Louisiana Gas Service Company, a division of Citizens Utilities Company and LGS Natural Gas Company, a subsidiary of Citizens Utilities Company. Under the terms of the agreement, Atmos will purchase the assets of the companies for $375.0 million. The transaction would be accounted for as a purchase. Bridge financing will be provided by a bank credit facility. The transaction is expected to close within 12 months and is subject to approval by the Louisiana Public Service Commission and compliance with the Hart-Scott Rodino Act. With this acquisition Atmos will become the largest natural gas distributor in the state of Louisiana with approximately 359,000 customers.

     In February 2000, the Company announced that it had entered into an agreement to form a joint venture which combines its United Cities Propane Gas operations with the propane operations of AGL Resources, Inc., Atlanta, Georgia; Piedmont Natural Gas Company, Inc., Charlotte, North Carolina; and TECO Energy, Tampa, Florida. The combined entity, to be named US Propane, L.P., will be among the 10 largest propane retailers in the nation with nearly 200,000 customers. Focused on the Southeast, US Propane will have operations in Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina and Tennessee. The participating companies expect the transaction to be completed in the summer of 2000.

   In October 1999, the Company entered into a definitive agreement with Southwestern Energy Company ("Southwestern") to acquire the Missouri natural gas distribution assets of Associated Natural Gas, a division of Arkansas Western Gas, which is a wholly-owned subsidiary of Southwestern. Under the terms of the agreement, the Company will purchase the Missouri gas system for approximately $32.0 million in cash plus working capital adjustments. This transaction, which will add approximately
48,000 customers, is expected to be completed June 1, 2000. The Company has received approvals from the Missouri Public Service Commission and the Federal Energy Regulatory Commission.

FINANCIAL CONDITION

   For the six months ended March 31, 2000 net cash provided by operating activities totaled $112.4 million compared with $73.3 million for the six months ended March 31, 1999. Net income decreased $.3 million to $43.9 million for the six months ended March 31, 2000 from $44.2 million for the six months ended March 31, 1999. Depreciation and amortization increased $5.6 million for the six months ended March 31, 2000 because of utility property additions placed in service during the past year. Net operating assets and liabilities decreased $29.2 million for the six months ended March 31, 2000 compared with an increase of $4.6 million for the six months ended March 31, 1999. This decrease in net operating assets and liabilities resulted primarily from large fluctuations in accounts receivable, accounts payable and inventories of gas in underground storage that occur when entering and leaving the winter or heating season. It also reflected an increase of $7.5 million in other current liabilities related to borrowing storage gas inventories.

   Major cash flows used in investing activities for the six months ended March 31, 2000 included capital expenditures of $38.4 million compared with $51.1 million for the six months ended March 31, 1999. The capital expenditures budget for fiscal 2000 is approximately $75.0 million, as compared with actual capital expenditures of $110.4 million in fiscal 1999. The capital budget and capital expenditures are lower for 2000 than for 1999 because the Company's major technology projects were completed in 1999. Also, non-essential capital expenditures are being postponed in fiscal 2000 under the Company's warm winter weather plan.
Budgeted capital projects for fiscal 2000 include major expenditures for mains, services, meters, vehicles and computer software and equipment. These expenditures will be financed from internally generated funds and financing activities.

   For the six months ended March 31, 2000, cash flows used by financing activities amounted to $61.1 million as compared with $10.3 million for the six months ended March 31, 1999. During the six-month period ended March 31, 2000, commercial paper and short-term debt decreased $41.6 million, as compared with an increase of $45.7 million for the six months ended March 31, 1999, due to seasonal factors, project costs of the Customer Service Initiative and the implementation of Oracle financials in fiscal 1999. Payments of long-term debt totaled $8.3 million for the six months ended March 31, 2000, as compared with $50.7 million for the six months ended March 31, 1999. The Company paid $17.9 million in cash dividends during the six months ended March 31, 2000, compared with dividends of $16.8 million paid during the six months ended March 31, 1999. This reflects increases in the quarterly dividend rate and in the number of shares outstanding. In the six months ended March 31, 2000, the Company issued 334,505 shares of common stock.

   The following table presents the number of shares issued under the various plans for the six-month periods ended March 31, 2000 and 1999.

                                               Six months ended
                                                  March 31,
                                            ---------------------
                                              2000         1999
                                             -------      -------
Shares issued:
  Restricted Stock Grant Plan                      -       56,850
  Employee Stock Ownership Plan              118,277       21,291
  Direct Stock Purchase Plan                 215,101      349,307
  Outside Directors Stock-for-Fee Plan         1,127          824
  United Cities Long-term Stock Plan               -        1,250
                                             -------      -------
    Total shares issued                      334,505      429,522
                                             =======      =======

   The Company believes that internally generated funds, its short-term credit facilities, commercial paper program and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 2000. At March 31, 2000 the Company had $262.0 million in committed short-term credit facilities, of which $10.1 million was outstanding and $116.6 million supported commercial paper outstanding. The committed lines of credit are renewed or renegotiated at least annually. At March 31, 2000, the Company also had $74.0 million of uncommitted short-term lines of credit, all of which was unused. The Company plans to finance the $32.0 million Missouri acquisition closing on June 1, 2000 from its commercial paper program. A bank has provided a $385.0 million credit facility for bridge financing for the Louisiana acquisition which will terminate when the Company completes permanent financing or as of August 2001.

   In December 1999, the Company filed a universal shelf registration statement with the Securities and Exchange Commission ("SEC") to issue, from time to time, up to $500 million in new common stock and/or debt. The Company also filed applications for approval to issue securities with six state utility commissions. The Company has received approvals from five of the six required states and expects to receive the final state approval in the near future. Once the shelf filing is declared effective by the SEC and is approved by the various state utility commissions, the Company will be authorized to "take securities off the shelf" and issue them to investors and lenders. The proceeds are planned to be used for general corporate purposes, including acquisitions, debt repayment, and other business-related matters. The universal shelf should provide the Company with greater flexibility in its financing options.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED WITH THREE MONTHS
ENDED MARCH 31, 1999

   Operating revenues increased by 20% to $314.2 million for the three months ended March 31, 2000 from $261.4 million for the three months ended March 31, 1999. The most significant factor contributing to the increase in operating revenues was a higher average sales price due to rate increases and the pass through of higher gas cost. Rate increases were implemented in Kentucky in December 1999 and in Amarillo, Texas in January 2000. The impact of a higher average sales price was partially offset by lower sales volumes due to warmer winter weather. During the quarter ended March 31, 2000, temperatures were 4% warmer than in the corresponding quarter of the prior year, and were 21% warmer than the 30-year normal weather for the quarter. The total volume of gas sold and transported for the three months ended March 31, 2000 was 70.1 billion cubic feet ("Bcf") compared with 71.5 Bcf for the three months ended March 31, 1999. The average sales price per Mcf sold increased $1.01 to $5.29 due to an increase in the average cost of gas and the rate increases. The average cost of gas per Mcf sold increased 33% to $3.36 for the three months ended March 31, 2000 from $2.52 for the three months ended March 31, 1999 due to decreased supply availability in the current market. Changes in cost of gas do not directly affect the Company's gross profit.

   Gross profit increased by 5% to $118.1 million for the three months ended March 31, 2000, from $112.4 million for the three months ended March 31, 1999. The increase in gross profit was primarily due to the increase in average sales price. Also, transportation revenues increased $.9 million due to an increase of .9 Bcf in transportation volumes and an increase of $.04 in average transportation revenue per Mcf.

   Operating expense increased 1% to $62.1 million for the three months ended March 31, 2000 from $61.6 million for the three months ended March 31, 1999. The major factors contributing to the increase were the $2.7 million increase in depreciation and amortization and the $.7 million increase in maintenance expenses. The increase in depreciation and amortization was due to technology improvements placed in service in 1999. The increase in maintenance expense was due to increased material and supplies expense, outside services and rents. This increase was offset by the $3.25 million litigation settlement recorded in the three months ended March 31, 1999.

   Operating income increased 10% for the three months ended March 31, 2000 to $56.0 million from $50.8 million for the three months ended March 31, 1999. The increase in operating income resulted from increased operating revenues and gross profit, as discussed above.

   Other income decreased $.7 million for the three months ended
March 31, 2000 compared with the three months ended March 31, 1999 primarily due to a decrease in the earnings recorded from the Company's 45 percent interest in Woodward Marketing, LLC.

   Propane statistics for the three months ended March 31, 2000 and 1999 are included in the "Operating Statistics" tables which appear at the end of Management's Discussion and Analysis. The propane operation sold 10.1 million gallons of propane for the three months ended March 31, 2000, as compared with 10.6 million gallons for the three months ended March 31, 1999. The decrease of $.3 million in propane net income for the three months ended March 31, 2000 compared with the same period last year was the result of lower sales volumes due to comparatively warmer winter weather. Propane customers at March 31, 2000 increased 2,365, or 6%, as compared with March 31, 1999.

   Interest expense increased $2.9 million, or 35%, for the three months ended March 31, 2000 compared with the three months ended March 31, 1999. The increase was primarily due to approximately $1.8 million of interest capitalized in connection with the Customer Service Initiative in process during the three months ended March 31, 1999, as well as higher rates and average short-term balances outstanding during the three months ended March 31, 2000.

   Net income increased for the three months ended March 31, 2000 by $.8 million to $29.6 million from $28.8 million for the three months ended March 31, 1999. This increase in net income resulted primarily from the increase in gross profit discussed above.


SIX MONTHS ENDED MARCH 31, 2000, COMPARED WITH SIX MONTHS ENDED
MARCH 31, 1999

   Operating revenues increased by 14% to $538.7 million for the six months ended March 31, 2000 from $471.7 million for the six months ended March 31, 1999. The primary factor contributing to the higher operating revenues was a 19% increase in the average gas sales revenue per Mcf. The higher sales price reflects the rate increases discussed in Note 2 of notes to condensed consolidated financial statements and a 27% increase in the average cost of gas per Mcf sold, which is passed through to the customer and does not affect gross profit. The increase in revenues due to increased average sales price was partially offset by lower throughput due to warmer winter weather. Total volumes delivered decreased 3.0 Bcf or 2% for the six months ended March 31, 2000, as compared with the six months ended March 31, 1999. The volume transported increased 1.0 Bcf compared with the six months ended March 31, 1999 due to switching from sales to transportation service by some industrial customers. Sales volumes decreased 4.0 Bcf for the six months ended March 31, 2000 compared with the corresponding period of the prior year due to warmer weather. Sales revenues from all customer classes increased due to higher sales prices. Weather in the Company's service areas was 3% warmer than weather in the corresponding six-month period of the prior fiscal year, and 19% warmer than 30-year normal weather. The average sales price per Mcf increased to $5.31 for the six months ended March 31, 2000 from $4.47 for the six months ended March 31, 1999. The increase in the average sales price reflects an increase in the average cost of gas. The average cost of gas per Mcf sold increased to $3.36 for the six months ended March 31, 2000 from $2.65 for the six months ended March 31, 1999 because of generally higher gas supply costs. The increased cost of gas did not directly affect gross profit.

   Gross profit increased 2% to $207.7 million for the six months ended March 31, 2000, compared with $203.6 million for the six months ended March 31, 1999. This increase was primarily due to rate increases implemented in Kentucky and Amarillo, Texas.

   Operating expenses increased slightly to $121.5 million in the six months ended March 31, 2000, from $121.1 million in the six months ended March 31, 1999. The increase was primarily due to an increase of $5.6 million in depreciation and amortization for the six months ended March 31, 2000. The increase in depreciation related to utility plant additions placed in service during fiscal 1999. The increases in depreciation and amortization, maintenance expense and taxes other than income were partially offset by a decrease of $5.7 million in operation expense for the six months ended March 31, 2000. The decrease in operation expense resulted from savings of approximately $2.5 million as a result of the Company's warm winter plan for the six months ended March 31, 2000 and the $3.25 million litigation settlement which was recorded in the six months ended March 31, 1999.

   Operating income increased for the six months ended March 31, 2000 to $86.1 million from $82.5 million for the six months ended March 31, 1999. The increase in operating income was primarily related to the increased operating revenues and related gross profit, as discussed above.

   Other income increased $1.6 million for the six months ended March 31, 2000 compared with the six months ended March 31, 1999 due to an increase of $1.7 million in the earnings from the Company's 45 percent interest in Woodward Marketing, LLC ("WMLLC"). This improvement is a result of growth in WMLLC's core pre-tax earnings and net unrealized gains calculated in accordance with Emerging Issues Task Force 98-10.

   The propane operation sold 16.5 million gallons of propane for the six months ended March 31, 2000, as compared with 16.7 million gallons for the six months ended March 31, 1999. Gross profit decreased $.8 million for the six months ended March 31, 2000 compared with the same period last year due to a combination of factors including warmer weather and a lower average profit margin due to comparatively higher cost of supply.

   Interest charges increased $5.0 million, or 29%, due to higher average interest rates and debt outstanding for the six months ended March 31, 2000, as well as capitalized interest of $3.7 recorded on technology projects in process for the six months ended March 31, 1999.

   Net income decreased 1% for the six months ended March 31, 2000, to $43.9 million from $44.2 million for the six months ended March 31, 1999. The decrease in net income resulted from increased interest charges and the decrease in operating revenues which resulted from 3% warmer weather in fiscal 2000. The Company estimates that the impact of the weather being 19% warmer than normal for the six months ended March 31, 2000 caused net income to be approximately $26.7 million less than it would have been had the Company experienced normal temperatures and rainfall in its respective service areas. Dividends per share increased approximately 4% to $.57 for the six months ended March 31, 2000. Diluted average shares outstanding increased 3% due to shares issued under the Employee Stock Ownership Plan and the Direct Stock Purchase Plan.

   Total natural gas meters and propane customers at March 31, 2000 increased 22,559, or 2%, compared with March 31, 1999.

                                                March 31,
                                       --------------------------
                                          2000           1999
                                        ----------     ----------
Meters-in-service at end of period
  Residential                              925,293        906,945
  Commercial                                98,338         95,724
  Public authority and other                 7,427          6,553
  Industrial (including agricultural)       14,513         16,155
                                         ---------     ----------
    Total meters                         1,045,571      1,025,377
  Propane customers                         41,273         38,908
                                         ---------     ----------
    Total                                1,086,844      1,064,285
                                         =========     ==========

UTILITY, PROPANE AND ENERGY SERVICES OPERATING DATA

   Atmos' Utility business is conducted by the Company's regulated utility divisions: Energas Division, Greeley Gas Division, Trans La Division, United Cities Division, Western Kentucky Division as well as Shared Services. The Propane business is conducted through United Cities Propane and includes wholesale and retail propane sales to approximately 41,000 customers in four states. As discussed under "Status of Pending Acquisitions and Joint Venture," Atmos has entered into an agreement with three other companies to form a joint venture to combine United Cities Propane Gas with the propane operations of the other companies. The combined entity will be named US Propane, L.P. The transaction is expected to be completed in the summer of 2000. The Energy Services business includes non-regulated irrigation sales, energy services to large volume customers, non-regulated underground storage operations, a 45% interest in Woodward Marketing, LLC, leasing of real estate, vehicles and appliances and non-regulated shared services. The following tables of operating statistics by segment summarizes data of the utility, propane, and energy services segments of the Company for the three-month and six-month periods ended March 31, 2000 and 1999. For further information regarding operating results of the segments, see Note 7 of notes to condensed consolidated financial statements.


                     ATMOS ENERGY CORPORATION
                 CONSOLIDATED OPERATING STATISTICS


                                     Three months ended March 31,
                                             2000           1999
Sales volumes -- MMcf(1)                  --------       --------
  Residential                               29,612         31,378
  Commercial                                12,588         13,069
  Public authority and other                 2,462          2,275
  Industrial (including agricultural)        9,245          9,492
                                           -------         ------
    Total                                   53,907         56,214
Transportation volumes -- MMcf(1)           16,211         15,265
                                           -------         ------
TOTAL THROUGHPUT - MMcf (1)                 70,118         71,479
                                           =======         ======
Propane - Gallons (000's)                   10,113         10,568
                                           =======         ======
OPERATING REVENUES (000's)
Gas sales revenues
  Residential                             $168,635       $145,845
  Commercial                                67,299         56,377
  Public authority and other                11,051          7,903
  Industrial (including agricultural)       38,008         30,680
                                          --------       --------
    Total gas sales revenues               284,993        240,805
Transportation revenues                      6,590          5,645
Propane revenues                            11,603         10,026
Other revenues                              11,011          4,950
                                          --------       --------
    Total operating revenues              $314,197       $261,426
                                          ========       ========
    Cost of gas (excluding propane and other)$181,317    $141,588
                                          ========       ========

Average gas sales revenues per Mcf        $   5.29       $   4.28
Average transportation revenue per Mcf    $    .41       $    .37
Average cost of gas per Mcf sold          $   3.36       $   2.52




(1) Volumes are reported as metered in million cubic feet
("MMcf").



                     ATMOS ENERGY CORPORATION
                 CONSOLIDATED OPERATING STATISTICS


                                       Six months ended March 31,
                                             2000           1999
Sales volumes -- MMcf(1)                  --------       --------
  Residential                               49,541         52,493
  Commercial                                22,668         23,195
  Public authority and other                 4,295          4,468
  Industrial (including agricultural)       16,555         16,932
                                          --------        -------
    Total                                   93,059         97,088
Transportation volumes -- MMcf(1)           30,721         29,703
                                          --------        -------
TOTAL THROUGHPUT - MMcf (1)                123,780        126,791
                                          ========        =======
Propane - Gallons (000's)                   16,467         16,706
                                          ========        =======
OPERATING REVENUES (000's)
Gas sales revenues
  Residential                             $285,939       $257,056
  Commercial                               119,737        103,670
  Public authority and other                19,853         17,021
  Industrial (including agricultural)       69,015         56,460
                                          --------       --------
    Total gas sales revenues               494,544        434,207
Transportation revenues                     12,207         12,450
Propane revenues                            19,441         17,321
Other revenues                              12,463          7,675
                                          --------       --------
    Total operating revenues              $538,655       $471,653
                                          ========       ========
    Cost of gas (excluding propane and other)$313,132    $257,461
                                          ========       ========

Average gas sales revenues per Mcf        $   5.31       $   4.47
Average transportation revenue per Mcf    $    .40       $    .42
Average cost of gas per Mcf sold          $   3.36       $   2.65



(1) Volumes are reported as metered in million cubic feet
("MMcf").


                     ATMOS ENERGY CORPORATION
                  OPERATING STATISTICS BY SEGMENT


                                            Three months ended
                                                 March 31,
                                          -----------------------
                                              2000        1999
                                           ---------    ---------
UTILITY
Operating revenues ($000)                 $ 283,214    $ 238,718

Sales volumes (MMcf)                         51,099       53,161
Transportation volumes (MMcf)                16,211       15,265
                                             ------       ------
  Total throughput                           67,310       68,426
                                             ======       ======
Heating degree days
  Actual                                      1,686        1,758
  30-year normal                              2,130        2,130
  Percent of normal                              79%          83%
Meters, end of period                     1,045,571    1,025,377

PROPANE
Operating revenues ($000)                   $11,603      $10,026

Sales volumes (000 gallons):
  Retail                                      9,098        9,149
  Wholesale                                   1,015        1,419
                                            -------      -------
    Total                                    10,113       10,568
                                            =======      =======
Propane degree days                           1,829        1,933
Percent of normal                                85%          89%
Customers, end of period                     41,273       38,908

ENERGY SERVICES
Operating revenues ($000)                   $19,380      $12,682
Gas revenues ($000)                         $ 9,216      $ 9,173

Gas sales volumes (MMcf):
  Irrigation                                  1,418        1,653
  Industrial                                  1,390        1,400
                                            -------      -------
    Total                                     2,808        3,053
                                            =======      =======
Atmos equity in earnings of WMLLC ($000)    $ 1,355      $ 1,447


NOTE: Segment operating revenues and volumes are net of inter-segment eliminations. See Note 7 for intersegment revenues.



                     ATMOS ENERGY CORPORATION
                  OPERATING STATISTICS BY SEGMENT


                                             Six months ended
                                                 March 31,
                                          -----------------------
                                              2000        1999
                                           ---------    ---------
UTILITY
Operating revenues ($000)                 $ 491,914    $ 435,236

Sales volumes (MMcf)                         88,003       92,500
Transportation volumes (MMcf)                30,721       29,703
                                            -------      -------
  Total throughput                          118,724      122,203
                                            =======      =======
Heating degree days
  Actual                                      2,947        3,042
  30-year normal                              3,647        3,647
  Percent of normal                              81%          83%
Meters, end of period                     1,045,571    1,025,377

PROPANE
Operating revenues ($000)                   $19,441      $17,321

Sales volumes (000 gallons):
  Retail                                     14,834       14,647
  Wholesale                                   1,633        2,059
                                            -------      -------
    Total                                    16,467       16,706
                                            =======      =======
Propane degree days                           3,152        3,210
Percent of normal                                86%          87%
Customers, end of period                     41,273       38,908

ENERGY SERVICES
Operating revenues ($000)                   $27,300      $19,096
Gas revenues ($000)                         $16,478      $13,981

Gas sales volumes (MMcf):
  Irrigation                                  2,018        1,676
  Industrial                                  3,038        2,912
                                            -------      -------
    Total                                     5,056        4,588
                                            =======      =======
Atmos equity in earnings of WMLLC ($000)    $ 4,387      $ 2,661


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

Item 4. Submission of Matters to a Vote of Security Holders

   At the Annual Meeting of Shareholders of Atmos Energy
Corporation on February 9, 2000, 27,660,982 votes were cast as follows:

                      VOTES             VOTES
                       FOR             WITHHELD
                    ----------         --------
Class II Directors:

Richard W. Cardin    27,138,839         522,143
Thomas C. Meredith   27,130,278         530,704
Carl S. Quinn        27,140,521         520,461
Richard Ware II      27,135,150         525,832

   The other directors will continue to serve until the expiration of their terms. The term of the Class III directors, Robert W. Best, Thomas J. Garland, Phillip E. Nichol and Charles
K. Vaughan will expire in 2001. The term of the Class I directors, Travis W. Bain II, Dan Busbee, Gene C. Koonce and Vincent J. Lewis, will expire in 2002. The term of the Class II directors, listed above, will expire in 2003.

Item 5.  Other Information

   In March 2000, Thomas Pearson was named Vice President,
Customer Information and Technology. Mr. Pearson began working with Atmos in March 1999 as an Arthur Andersen consultant. He was project manager for several information technology initiatives.

   In March 2000, Shirley Morgan Hines was elected Corporate
Secretary by the Atmos Board of Directors.  Mrs. Hines joined the
Company as a Legal Assistant in 1986 and was named Assistant
Corporate Secretary in 1995.

   In April 2000, J. Charles Goodman resigned from his position with the Company as Executive Vice President of Utility
Operations. R. Earl Fischer, President of Energas Company, was promoted to the additional title of Senior Vice President, Utility Operations.

   In April 2000, Larry J. Dagley resigned from his position with the Company as Executive Vice President and Chief Financial Officer. Mr. Dagley was elected Chief Operating Officer of US Propane, L.P. J. Patrick Reddy was promoted to Senior Vice President, Chief Financial Officer and Treasurer.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

   A list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibits
   Index, which immediately precedes such exhibits.

   (b) Reports on Form 8-K

   The Company filed a Form 8-K Current Report, Item 5, Other Events, dated February 16, 2000, announcing that it had entered into an agreement to form a joint venture to combine the operations of its wholly-owned subsidiary, United Cities Propane Gas, Inc., with the propane operations of AGL Resources, Inc., Piedmont Natural Gas Company, Inc., and TECO Energy.

   Under Item 7, Financial Statements and Exhibits, an exhibit was attached: a copy of a related press release dated
   February 16, 2000.


                            SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ATMOS ENERGY CORPORATION
                                            (Registrant)


Date:  May 11, 2000             By:    /s/ DONALD P. BURMAN
                                   ------------------------------
                                          Donald P. Burman
                                        Assistant Controller
                                     (Chief Accounting Officer
                                   and duly authorized signatory)




                        EXHIBITS INDEX
                           Item 6(a)
Exhibit                                                Page
 Number                 Description                   Number
-------                 -----------                   -------
   15      Letter regarding unaudited interim
           financial information
   27      Financial Data Schedule for Atmos Energy
           Corporation for the six months ended
           March 31, 2000