Form 10-Q
period 2000-06-30
ATMOS ENERGY CORP
filed 2000-08-10
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                            FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2000.

        Class                              Shares Outstanding
       -----                              ------------------
    No Par Value                              31,794,899


PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                    ATMOS ENERGY CORPORATION
        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         (In thousands)

                                         June 30,   September 30,
                                           2000          1999
                                       -----------  -------------
ASSETS
Property, plant and equipment          $1,585,824      $1,549,258
  Less accum. depreciation and amort.     585,350         583,476
                                       ----------      ----------
  Net property, plant and equipment     1,000,474         965,782
Current assets
  Cash and cash equivalents                 8,148           8,585
  Accounts receivable, net                 83,657          70,564
  Inventories of supplies and mdse.         8,509           8,209
  Gas stored underground                   30,576          44,653
  Prepayments                               2,304           3,142
                                       ----------      ----------
    Total current assets                  133,194         135,153
Deferred charges and other assets         143,561         129,602
                                       ----------      ----------
                                       $1,277,229      $1,230,537
                                       ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
  Common stock                         $      159      $      156
  Additional paid-in capital              302,833         293,359
  Retained earnings                        95,801          83,231
  Accumulated other comprehensive
    income                                  1,946             917
                                       ----------      ----------
    Shareholders' equity                  400,739         377,663
Long-term debt                            368,781         377,483
                                       ----------      ----------
    Total capitalization                  769,520         755,146
Current liabilities
  Current maturities of long-term debt     15,688          17,848
  Short-term debt                         163,882         168,304
  Accounts payable                         65,998          64,167
  Taxes payable                            17,275             848
  Customers' deposits                       8,471           9,657
  Other current liabilities                33,742          25,951
                                       ----------      ----------
    Total current liabilities             305,056         286,775
Deferred income taxes                     123,741         112,610
Deferred credits and other liabilities     78,912          76,006
                                       ----------      ----------
                                       $1,277,229      $1,230,537
                                       ==========      ==========

See accompanying notes to condensed consolidated financial statements.


                    ATMOS ENERGY CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)

                                            Three months ended
                                                 June 30,
                                        -------------------------
                                           2000            1999
                                         --------        --------
Operating revenues                       $152,362        $109,590
Purchased gas cost                         92,332          56,214
                                         --------        --------
  Gross profit                             60,030          53,376

Operating expenses
  Operation                                38,511          29,796
  Maintenance                               1,611           2,342
  Depreciation and amortization            15,138          14,043
  Taxes, other than income                  7,114           6,783
                                         --------        --------
    Total operating expenses               62,374          52,964
                                         --------        --------
Operating income (loss)                   (2,344)             412

Other income                                4,794           1,126

Interest charges, net                      10,164           9,689
                                         --------        --------
Loss before income taxes                  (7,714)         (8,151)

Income tax benefit                        (3,318)         (2,856)
                                         --------        --------
Net loss                                $ (4,396)       $ (5,295)
                                         ========        ========
Basic and diluted net loss per share     $   (.14)      $   (.17)
                                         ========        ========
Cash dividends per share                 $   .285        $   .275
                                         ========        ========
Weighted average shares outstanding -
  Basic and diluted                        31,501          30,669
                                         ========        ========









See accompanying notes to condensed consolidated financial statements.


                    ATMOS ENERGY CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In thousands, except per share data)

                                             Nine months ended
                                                  June 30,
                                         ------------------------
                                            2000           1999
                                          --------       --------
Operating revenues                        $691,017       $581,243
Purchased gas cost                         423,310        324,264
                                          --------       --------
  Gross profit                             267,707        256,979

Operating expenses
  Operation                                106,202        103,236
  Maintenance                                5,798          6,169
  Depreciation and amortization             48,128         41,443
  Taxes, other than income                  23,795         23,188
                                          --------       --------
    Total operating expenses               183,923        174,036
                                          --------       --------
Operating income                            83,784         82,943

Other income                                10,440          5,201

Interest charges, net                       32,408         26,928
                                          --------       --------
Income before income taxes                  61,816         61,216

Income taxes                                22,315         22,336
                                          --------       --------
Net income                                $ 39,501       $ 38,880
                                          ========       ========
Basic net income per share                $   1.26       $   1.28
                                          ========       ========
Diluted net income per share              $   1.25       $   1.27
                                          ========       ========
Cash dividends per share                  $   .855       $   .825
                                          ========       ========
Weighted average
  shares outstanding:

    Basic                                   31,363         30,464
                                          ========       ========
    Diluted                                 31,510         30,710
                                          ========       ========



See accompanying notes to condensed consolidated financial statements.


                     ATMOS ENERGY CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (In thousands)

                                             Nine months ended
                                                  June 30,
                                         -----------------------
                                            2000           1999
                                          -------        -------
Cash Flows From Operating Activities
  Net income                              $39,501        $38,880
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization:
      Charged to depreciation and
        amortization                       48,128         41,443
      Charged to other accounts             2,296          3,024
    Deferred income taxes                  10,545          6,270
    Net change in operating assets and
      liabilities                          16,947         17,134
                                          -------       --------
    Net cash provided by
      operating activities                117,417        106,751

Cash Flows From Investing Activities
  Acquisition of Missouri assets of ANG   (32,000)            -
  Capital expenditures                    (54,347)       (79,782)
  Retirements of property, plant and
    equipment                               1,231          4,215
                                          -------       --------
    Net cash used in investing activities (85,116)       (75,567)

Cash Flows From Financing Activities
  Net increase (decrease) in
    short-term debt                        (4,422)        43,828
  Cash dividends paid                     (26,931)       (25,327)
  Repayment of long-term debt             (10,862)       (56,724)
  Issuance of common stock                  9,477         16,745
                                          -------       --------
    Net cash used in financing activities (32,738)       (21,478)
                                          -------       --------
Net increase (decrease) in cash and
  cash equivalents                          (437)          9,706
Cash and cash equivalents at beginning
  of period                                 8,585          4,735
                                          -------       --------
Cash and cash equivalents at end
  of period                               $ 8,148        $14,441
                                          =======       ========



See accompanying notes to condensed consolidated financial statements.


                     ATMOS ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                           June 30, 2000


1. Unaudited interim financial information

   In the opinion of management, all material adjustments necessary for a fair presentation have been made to the unaudited interim period financial statements. Such adjustments consisted only of normal recurring accruals. Because of seasonal and other factors, the results of operations for the nine month period ended June 30, 2000 are not indicative of expected results of operations for the year ending September 30, 2000. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation ("Atmos" or the "Company") in its 1999 Annual Report on Form 10-K.

   Common stock - As of June 30, 2000, the Company had
100,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 31,744,953 shares outstanding. At
September 30, 1999, the Company had 31,247,800 shares outstanding.

   Comprehensive income - The following table presents the components of comprehensive income, net of related tax, for the three-month and nine-month periods ended June 30, 2000.

                           Three months ended  Nine months ended
                             June 30, 2000      June 30, 2000
                           ------------------  ----------------
                                     (In thousands)

Net income (loss)              $(4,396)            $39,501
Unrealized holding gains
  (losses) on investments         (807)              1,029
                               -------             -------
Comprehensive income (loss)    $(5,203)            $40,530
                               =======             =======

   The only component of accumulated other comprehensive income, net of related tax, at June 30, 2000, relates to unrealized gains and losses associated with certain available for sale investments.

   Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Rates

   The Company's ratemaking activity over the three-year period ended September 30, 1999 was discussed in Note 3 of notes to consolidated financial statements in the Company's Form 10-K for the year ended September 30, 1999. New developments in ratemaking activity since September 30, 1999 are discussed below.

   In December 1999, the Kentucky Public Service Commission ("KPSC") granted an increase in annual revenues of approximately $9.9 million to the Western Kentucky Division. The new rates were effective for services rendered on or after December 21, 1999. In addition, the KPSC approved a five-year pilot program for weather normalization beginning in November 2000.

   In August 1999, the Energas Division filed rate cases in its West Texas System cities and Amarillo, Texas, requesting rate increases of approximately $9.8 million and $4.4 million, respectively. The Energas Division received an increase in annual revenues of approximately $2.1 million in base rates plus an increase of $.1 million in service charges in Amarillo, Texas, effective for bills rendered on or after January 1, 2000. The agreement also provided for changes in rate structure to reduce the impact of warmer than normal weather and to improve the recovery of the actual cost of service calls. The Energas Division's request for an annual increase of approximately $9.8 million from the 67 cities served by its West Texas System could not be settled. In March 2000, it was appealed to the Railroad Commission of Texas. Subsequently, 59 cities representing approximately 58% of Energas' customers ratified a non-binding Settlement Agreement. Eight cities, including Lubbock, Texas, declined and a hearing date with the Railroad Commission of Texas has been set for August 28, 2000. The hearing is expected to conclude in September with a final resolution expected in December 2000. The Settlement Agreement caps the rate increase at $3.0 million and entitles the ratifying cities to accept a rate increase below $3.0 million in the event the Commission adopts a lesser increase for the non-ratifying cities. At this time, management cannot predict the outcome of this rate proceeding.

   In February 2000, the United Cities Gas Division filed a rate case in Illinois with the Illinois Commerce Commission requesting an increase in revenues of approximately $3.1 million. After review by the Illinois Commerce Commission of the original rate increase, the amount requested was revised to approximately $2.1 million. In July 2000, the Staff of the Illinois Commerce Commission entered into a settlement which would grant an increase in annual revenues of approximately $1.4 million. The Commission will address the settlement in September 2000 and, if approved, the new rates would be effective in October 2000. The new rates would be collected primarily through an increase in customer charges.

   In March 2000, the Company filed a rate case in Virginia with the State Corporation Commission of the Commonweath of Virginia requesting an increase in revenues of approximately $2.3 million. The State Corporation Commission of Virginia has reviewed the filing to determine if it meets the appropriate rules and regulations. In July 2000, the Company refiled the case requesting an increase in revenues of approximately $2.1 million. The Commission accepted the revised filing and will have five months to make the final decision. The Company expects the new rates to be effective in December 2000. At this time, management cannot predict the outcome of this rate proceeding.

3. Contingencies

Litigation

Greeley Division

   In Colorado, the Greeley Division has been a defendant in several lawsuits filed as a result of a fire in a building in Steamboat Springs, Colorado on February 3, 1994. The plaintiffs claimed that the fire resulted from a leak in a severed gas service line owned by the Greeley Division. On January 12, 1996, the jury awarded the plaintiffs approximately $2.5 million in compensatory damages and approximately $2.5 million in punitive damages. The jury assessed the Company with liability for all of the damages awarded. The Company appealed the judgment to the Colorado Court of Appeals, which reversed the trial court verdict and ordered a new trial. The Colorado Supreme Court upheld the Court of Appeals reversal and order for a new trial. As previously reported, as a result of mediation, a settlement had been reached with five of the claimants, leaving only three remaining claimants with aggregate claims of approximately $2.0 million. On April 7, 2000, as a result of mediation, the Company agreed to settle with the three remaining claimants for an aggregate total of $1.5 million, which amounts have been paid by the Company's insurance carrier, thus effectively concluding this litigation against the Company.

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

United Cities Propane Gas, Inc.

   United Cities Propane Gas, Inc., a wholly-owned subsidiary of the Company, is a party to an action filed June 19, 2000, styled Michael and Joan Szirovecz vs. Randall E. Ussery d/b/a Ussery Construction Company, et al., pending in the Circuit Court of Sevier County, Tennessee. The Plaintiffs' claims arise out of injuries sustained in September 1999 during the collapse of a cabin down the side of a mountain near Sevierville, Tennessee, that is alleged to have been caused by a low-level propane explosion. The Plaintiffs seek to recover damages of $13.0 million. The Company denies any wrongdoing and intends to vigorously defend against the Plaintiffs' claims. The Company does not expect the final outcome of this case to have a material adverse effect on the financial condition, the results of operations or the net cash flows of the Company because the Company believes that it has adequate insurance coverage for any damages that may be ultimately awarded.

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

   As of June 30, 2000, the Company had accrued and deferred for recovery $1.1 million, including $258,000 that was incurred for an insurance recoverability study, and $750,000 for the investigations of the Johnson City and Bristol, Tennessee and Hannibal, Missouri sites. As of June 30, 2000, the Company has incurred costs of approximately $631,000 for these sites.

Tennessee sites

   United Cities Gas Company ("UCGC") and the Tennessee
Department of Environment and Conservation ("TDEC") entered into a consent order effective January 23, 1997, for the purpose of facilitating the investigation, removal and remediation of the Johnson City site. UCGC began the implementation of the consent order in the first quarter of 1997, which continued through June 30, 2000. The investigative phase of the work at the site has been completed.

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

4. Short-term debt

   At June 30, 2000, short-term debt was composed of $148.3 million of commercial paper and $15.6 million outstanding under bank credit facilities.

   The Company has two short-term committed credit facilities.
One short-term unsecured credit facility, which serves as a backup liquidity facility for the Company's commercial paper program, is for $250.0 million. No amounts were outstanding under this facility at June 30, 2000. A second facility is for $15.0 million with $15.0 million outstanding at June 30, 2000.

   The Company also has unsecured short-term uncommitted credit lines totaling $70.0 million. The Company had $.6 million outstanding under these lines at June 30, 2000.

   The Company has a $250.0 million commercial paper program that is supported by the $250.0 million committed line of credit as described above.

   On August 3, 2000, the Company entered into a $485.0 million short-term unsecured credit facility with interest starting at LIBOR plus 75 basis points which will provide $385.0 million of bridge financing for the Louisiana acquisition and $100.0 million for refinancing certain existing debt. On the same date, the Company entered into a $300.0 million credit facility which replaces its $250.0 million short-term unsecured credit facility.


5. Statements of cash flows

   Supplemental disclosures of cash flow information for the nine-month periods ended June 30, 2000 and 1999 are presented below.

                              Nine months ended
                                   June 30,
                           ----------------------
                              2000          1999
                            -------        ------
                                (In thousands)
     Cash paid (received) for
       Interest             $35,902        $32,019
       Income taxes         (6,240)         14,324

6. Earnings per share

   Basic earnings per share has been computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period adjusted for the assumed exercise of restricted stock and other contingently issuable shares of common stock. Net income
(loss) for basic and diluted earnings per share are the same, as there are no contingently issuable shares of stock whose issuance would have impacted net income. A reconciliation between basic and diluted weighted average common shares outstanding follows:

                                       For the three months ended
                                                 June 30,
                                       --------------------------
                                         2000               1999
                                        ------             ------
                                          (Thousands of shares)
Weighted average common
  shares - basic                        31,501             30,669
Effect of dilutive securities:
  Restricted stock                           -                  -
  Stock options                              -                  -
                                        ------             ------
Weighted average common
  shares - assuming dilution            31,501             30,669
                                        ======             ======

                                        For the nine months ended
                                                 June 30,
                                       --------------------------
                                         2000               1999
                                        ------             ------
                                          (Thousands of shares)
Weighted average common
  shares - basic                        31,363             30,464
Effect of dilutive securities:
  Restricted stock                         138                236
  Stock options                              9                 10
                                        ------             ------
Weighted average common
  shares - assuming dilution            31,510             30,710
                                        ======             ======


7. Segment Information

   In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has identified the following three segments: Utility, Propane and Energy Services. For a more complete description of these segments, please refer to Note 1 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

   Summarized financial information concerning the Company's reportable segments for the three months and nine months ended
June 30, 2000 and 1999 is shown in the following table:


                                         Energy
                      Utility   Propane  Services   Total
                    ----------  -------  --------  --------
                                  (In thousands)
For the three
months ended
June 30, 2000:
-------------------
Operating revenues  $  127,142  $ 1,954  $25,310 $  154,406
Intersegment revenues    1,158        -      886      2,044
Net income (loss)       (7,023)  (1,714)   4,341     (4,396)



                                         Energy
                      Utility   Propane  Services   Total
                    ----------  -------  --------  --------
                                  (In thousands)
For the three
months ended
June 30, 1999:
-------------------
Operating revenues  $   96,668  $ 1,775  $11,988 $  110,431
Intersegment revenues      841        -        -        841
Net income (loss)       (5,074)  (1,706)   1,485     (5,295)


                                         Energy
                      Utility   Propane  Services   Total
                    ----------  -------  --------  --------
                                  (In thousands)
As of and for the
nine months ended
June 30 2000:
-------------------
Operating revenues  $  620,360  $21,395  $54,377 $  696,132
Intersegment revenues    2,462        -    2,653      5,115
Net income (loss)       30,566     (325)   9,260     39,501

Total assets         1,179,329   14,030  100,429  1,293,788


                                         Energy
                      Utility   Propane  Services   Total
                    ----------  -------  --------  --------
                                  (In thousands)
As of and for the
nine months ended
June 30, 1999:
-------------------
Operating revenues  $  533,152  $19,096  $31,084 $  583,332
Intersegment revenues    2,089        -        -      2,089
Net income              34,215       11    4,654     38,880

Total assets         1,098,589   16,592   79,391  1,194,572

   The following tables present a reconciliation of the operating revenues by segment to total consolidated revenues for the three months and nine months ended June 30, 2000 and 1999.


                                        Three months ended
                                             June 30,
                                       --------------------
                                          2000       1999
                                        --------   --------
                                          (In thousands)
Total revenues for
  reportable segments                  $154,406    $110,431
Elimination of
  intersegment revenues                  (2,044)       (841)
                                       --------    --------
Total consolidated operating revenues  $152,362    $109,590
                                       ========    ========

                                         Nine months ended
                                             June 30,
                                       --------------------
                                          2000       1999
                                        --------   --------
                                          (In thousands)
Total revenues for
  reportable segments                  $696,132    $583,332
Elimination of
  intersegment revenues                  (5,115)     (2,089)
                                       --------    --------
Total consolidated operating revenues  $691,017    $581,243
                                       ========    ========

   A reconciliation of total assets for the reportable segments to total consolidated assets for June 30, 2000 and 1999 is presented below.

                                             June 30,
                                     ----------------------
                                         2000        1999
                                     ----------  ----------
                                         (In thousands)
Total assets for
  reportable segments                $1,293,788  $1,194,572
Elimination of
  intercompany receivables              (16,559)    (16,568)
                                     ----------  ----------
Total consolidated
  assets                             $1,277,229  $1,178,004
                                     ==========  ==========

8. Related party transactions

   Atmos owns a 45% interest in Woodward Marketing, LLC, a limited liability company headquartered in Houston, Texas, which is engaged in gas marketing and energy services. The Company holds its interest in WMLLC through its ownership of Atmos Energy Marketing, LLC. Included in purchased gas cost were purchases from WMLLC of approximately $55.9 million and $24.8 million for the three-month periods ended June 30, 2000 and 1999, respectively, and approximately $154.6 million and $76.7 million for the nine-month periods ended June 30, 2000 and 1999, respectively. In addition, WMLLC has a revolving credit facility with Atmos Energy Marketing, LLC whereby WMLLC may borrow up to $15.0 million on a revolving credit basis. At June 30, 2000, $1.5 million was outstanding under the credit facility.


9. Acquisition of Missouri assets

   On May 31, 2000, the Company completed the acquisition of the Missouri natural gas distribution assets of Associated Natural Gas, a division of Arkansas Western Gas, a wholly owned subsidiary of Southwestern Energy Company. The Company paid $32.0 million in cash to acquire this distribution system, which serves approximately 48,000 customers.


10.  Subsequent events

   Subsequent to June 30, 2000, the Company entered into an agreement to purchase weather hedges for its Texas and Louisiana operations effective for the 2000-2001 heating season. The hedges provide protection against weather that is at least seven percent warmer than normal in both Texas and Louisiana while preserving any upside. The hedges also allow for an adjustment in weighting between Louisiana and Texas related to the timing of the closing of the Louisiana acquisition.

   Subsequent to June 30, 2000, the Company announced that it will acquire from Woodward Marketing, Inc., the remaining 55% interest in Woodward Marketing, LLC in exchange for 1,423,193 shares of the Company's stock, valued at approximately $33.3 million. Of the 1,423,193 shares to be issued, 960,000 shares are subject to adjustment if the Company's share price does not reach $25 per share for any 30 consecutive trading days over a five-year period from the date of closing. This acquisition will require approval in six of the 13 states in which the Company operates.



INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation


   We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of June 30, 2000, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

   We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

   We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Atmos Energy Corporation as of September 30, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated November 9, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        ERNST & YOUNG LLP




Dallas, Texas
July 27, 2000



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


Ratemaking Activity

   During the nine months ended June 30, 2000, the Western Kentucky Division received a rate increase in Kentucky of approximately $9.9 million in annual revenues, effective
December 21, 1999, and a five-year weather normalization pilot program beginning in November 2000. The Energas Division received an increase in annual revenues of approximately $2.1 million in base rates plus an increase of $.1 million in service charges in Amarillo, Texas, effective for bills rendered on or after January 1, 2000. The agreement also provided for changes in rate structure to reduce the impact of warmer than normal weather and to improve the recovery of the actual cost of service calls. The Energas Division's request for an annual increase of approximately $9.8 million from the 67 cities served by its West Texas System could not be settled. In March 2000, it was appealed to the Railroad Commission of Texas. Subsequently, 59 cities representing approximately 58% of Energas' customers ratified a non-binding Settlement Agreement. Eight cities, including Lubbock, Texas, declined and a hearing date with the Railroad Commission of Texas has been set for August 28, 2000. The hearing is expected to conclude in September with a final resolution expected in December 2000. The Settlement Agreement caps the rate increase at $3.0 million and entitles the ratifying cities to accept a rate increase below $3.0 million in the event the Commission adopts a lesser increase for the non-ratifying cities. In February 2000, the United Cities Gas Division filed a rate case in Illinois for approximately $3.1 million. It was subsequently lowered to approximately $2.1 million and final approval of a settlement with the Commission Staff for $1.4 million is expected in September 2000. It would be collected primarily through an increased customer charge and is expected to be effective October 1, 2000. In March 2000, the Company filed a rate case in Virginia for approximately $2.3 million. Upon completion of review by the Virginia Commission, the Company revised its case to approximately $2.1 million. It was accepted by the Commission in July 2000 and a decision is required within five months. For further information regarding rate activity, see Note 2 of notes to condensed consolidated financial statements. The Company continues to monitor rates in all its service areas for recovery of its service costs and an adequate return on its investment.

Weather and Seasonality

   The Company's natural gas and propane distribution businesses are seasonal due to weather conditions in the Company's service areas. Sales are affected by winter heating season requirements. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year.
Sales to agricultural customers (who use natural gas as fuel in the operation of irrigation pumps) during the period from April through September are affected by rainfall amounts. Weather for the nine months ended June 30, 2000 was 19% warmer than normal and 3% warmer than weather in the corresponding period of the prior year. The Company estimates that the decreased sales to weather sensitive customers reduced net income for the nine months ended June 30, 2000 by approximately $28.4 million or $.90 per diluted share less than it would have been had the Company experienced normal temperatures and rainfall in its respective service areas.

   The Company has weather normalization adjustments ("WNAs") in Georgia and Tennessee, where it serves approximately 186,000 customers or approximately 18% of the Company's total customers and revenues. The WNAs increase the base rate when weather is warmer than normal and decrease the base rate when weather is colder than normal. The effect of the WNAs was to increase revenues by approximately $4.1 million for the nine months ended June 30, 2000, as compared with an increase of approximately $4.4 million for the nine months ended June 30, 1999. The Company did not have WNAs in its other service areas during the nine months ended June 30, 2000.

   In July 2000, the Company entered into an agreement to purchase weather hedges for its Texas and Louisiana operations effective for the 2000-2001 heating season. The hedges provide protection against weather that is at least seven percent warmer than normal in both Texas and Louisiana while preserving any upside. The hedges also allow for an adjustment in weighting between Louisiana and Texas related to the timing of the closing of the Louisiana acquisition.

Status of Pending Acquisitions and Joint Venture

    On April 13, 2000, the Company announced a definitive agreement to acquire the gas operations of Louisiana Gas Service Company, a division of Citizens Communications Company ("Citizens") and LGS Natural Gas Company, a subsidiary of Citizens, for $375.0 million. This acquisition will add approximately 279,000 customers and will be accounted for as a purchase. The transaction is anticipated to be accretive to earnings in the first full year of operations, excluding one-time charges. The acquisition is anticipated to be completed by early 2001, subject to approval by the Louisiana Public Service Commission and compliance with the Hart-Scott-Rodino Antitrust Improvements Act. Upon closing, Atmos will become the largest natural gas distributor in the state of Louisiana.

   In February 2000, the Company announced that it had entered into an agreement to form a joint venture which combined its United Cities Propane Gas operations with the propane operations of AGL Resources, Inc., Atlanta, Georgia; Piedmont Natural Gas Company, Inc., Charlotte, North Carolina; and TECO Energy, Tampa, Florida. The combined entity, named US Propane, L.P., is among the 10 largest propane retailers in the nation with nearly 200,000 customers. On May 31, 2000, US Propane, L.P., in which Atmos is a partner, announced that it will combine operations with Heritage Holdings, Inc. to create the fourth largest retail propane distributor in the United States. US Propane will own all of the general partnership interest and approximately 34% of the limited partnership interest in Heritage Propane Partners, the master limited partnership. Shares of the general partner will be held proportionately among Atmos and its three US Propane partners.
The transaction is expected to close later this summer.

   On May 31, 2000, the Company completed the acquisition of the Missouri natural gas distribution assets of Associated Natural Gas, a division of Arkansas Western Gas, a wholly owned subsidiary
of Southwestern Energy Company.   Atmos paid $32.0 million in cash
to acquire approximately 48,000 customers at a cost of approximately $667 per customer.

FINANCIAL CONDITION

   For the nine months ended June 30, 2000 net cash provided by operating activities totaled $117.4 million compared with $106.8 million for the nine months ended June 30, 1999. Net income increased $.6 million to $39.5 million for the nine months ended June 30, 2000 from $38.9 million for the nine months ended June 30, 1999. The $10.6 million increase in cash provided by operating activities is due primarily to increased revenues, partially offset by an increase in operating expenses. The higher revenues reflect new rate designs and revenue increases discussed in Note 2 of notes to condensed consolidated financial statements. Net operating assets and liabilities decreased $16.9 million for the nine months ended June 30, 2000 compared with a decrease of $17.1 million for the nine months ended June 30, 1999. This decrease in net operating assets and liabilities resulted primarily from large fluctuations in accounts receivable, accounts payable and inventories of gas in underground storage that occur when entering and leaving the winter or heating season and when refilling underground storage inventories. It also reflected an increase of $16.4 million in taxes payable related to a large tax refund due at September 30, 1999, and an increase of $7.8 million in other current liabilities related to storage gas inventories. It was partially offset by an increase of $12.3 million in deferred charges related primarily to increases in pension plan assets.

   Major cash flows used in investing activities for the nine months ended June 30, 2000 included capital expenditures of $54.3 million and the acquisition of ANG's Missouri distribution system for $32.0 million compared with $79.8 million for the nine months ended June 30, 1999. The capital expenditures budget for fiscal 2000, excluding acquisitions, is approximately $75.0 million, as compared with actual capital expenditures of $110.4 million in fiscal 1999. The capital budget and capital expenditures, excluding acquisitions, are lower for 2000 than for 1999 because the Company's major technology projects were completed in 1999. Also, non-essential capital expenditures are being postponed in fiscal 2000 under the Company's warm winter weather plan. Budgeted capital projects for fiscal 2000 include major expenditures for mains, services, meters, vehicles and computer software and equipment. These expenditures will be financed from internally generated funds and financing activities.

   For the nine months ended June 30, 2000, cash flows used by financing activities amounted to $32.7 million as compared with $21.5 million for the nine months ended June 30, 1999. During the nine-month period ended June 30, 2000, commercial paper and short-term debt outstanding decreased $4.4 million, as compared with an increase of $43.8 million for the nine months ended June 30, 1999, due to seasonal factors, project costs of the Customer Service Initiative and the implementation of Oracle financials in fiscal 1999. Payments of long-term debt totaled $10.9 million for the nine months ended June 30, 2000, as compared with $56.7 million for the nine months ended June 30, 1999. The Company paid $26.9 million in cash dividends during the nine months ended June 30, 2000, compared with dividends of $25.3 million paid during the nine months ended June 30, 1999. This reflects increases in the quarterly dividend rate and in the number of shares outstanding. In the nine months ended June 30, 2000, the Company issued 497,153 shares of common stock.

   The following table presents the number of shares issued under the various plans for the nine-month periods ended June 30, 2000 and 1999.

                                              Nine months ended
                                                   June 30,
                                            ---------------------
                                              2000         1999
                                             -------      -------
Shares issued:
  Restricted Stock Grant Plan                      -       56,850
  Employee Stock Ownership Plan              191,285       52,738
  Direct Stock Purchase Plan                 303,979      524,494
  Outside Directors Stock-for-Fee Plan         1,889        1,341
  United Cities Long-term Stock Plan               -        5,550
                                             -------      -------
    Total shares issued                      497,153      640,973
                                             =======      =======

   The Company believes that internally generated funds, its short-term credit facilities, commercial paper program and access to the debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 2000. At June 30, 2000 the Company had $265.0 million in committed short-term credit facilities, of which $15.0 million was outstanding and $148.3 million supported commercial paper outstanding. The committed lines of credit are renewed or renegotiated at least annually. At June 30, 2000, the Company also had $70.0 million of uncommitted short-term lines of credit, of which $.6 million was outstanding. The Company financed the $32.0 million Missouri acquisition, which closed on May 31, 2000, from its commercial paper program. On August 3, 2000, the Company entered into a $485.0 million short-term unsecured credit facility with interest starting at LIBOR plus 75 basis points which will provide $385.0 million of bridge financing for the Louisiana acquisition and $100.0 million for refinancing certain existing debt. On the same date, the Company entered into a $300.0 million credit facility which replaces its $250.0 million short-term unsecured credit facility.

   In December 1999, the Company filed a universal shelf registration statement with the Securities and Exchange Commission ("SEC") to issue, from time to time, up to $500 million in new common stock and/or debt. The Company also filed applications for approval to issue securities with six state utility commissions. The Company has received approvals from five of the six required states and expects to receive the final state approval by September 2000. Once the shelf filing is declared effective by the SEC and is approved by the various state utility commissions, the Company will be authorized to "take securities off the shelf" and issue them to investors and lenders. The proceeds are planned to be used for general corporate purposes, including acquisitions, debt repayment, and other business-related matters. The universal shelf should provide the Company with greater flexibility in its financing options.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000, COMPARED WITH THREE MONTHS ENDED
JUNE 30, 1999

   Operating revenues increased by 39% to $152.4 million for the three months ended June 30, 2000 from $109.6 million for the three months ended June 30, 1999. The most significant factor contributing to the increase in operating revenues was a higher average sales price due to rate increases and the pass through of higher gas cost. Rate increases were implemented in Kentucky in December 1999 and in Amarillo, Texas in January 2000. Sales to West Texas irrigation customers also increased, with 3.7 billion cubic feet ("Bcf") sold in the third quarter compared with 2.1 Bcf sold during the same period in 1999. The total volume of gas sold and transported for the three months ended June 30, 2000 increased 7% to 36.8 Bcf compared with 34.5 Bcf for the three months ended June 30, 1999. During the quarter ended June 30, 2000, temperatures were 1% cooler than in the corresponding quarter of the prior year, and were 12% warmer than the 30-year normal weather for the quarter. The average sales price per Mcf sold increased $1.45 to $5.99 due to an increase in the average cost of gas and the rate increases. The average cost of gas per Mcf sold increased 52% to $3.78 for the three months ended June 30, 2000 from $2.48 for the three months ended June 30, 1999 due to generally higher gas supply costs. Changes in cost of gas do not directly affect the Company's gross profit.

   Gross profit increased 12% to $60.0 million for the three months ended June 30, 2000, from $53.4 million for the three months ended June 30, 1999. The increase in gross profit was primarily due to the positive impact of new rate designs and revenue increases approved in recent regulatory proceedings, as well as the addition of approximately 48,000 customers upon the closing of the acquisition of the ANG Missouri assets in May. Also, transportation revenues increased $.7 million due to an increase of 1.3 Bcf in transportation volumes and an increase of $.01 in average transportation revenue per Mcf.

   Operating expense increased 18% to $62.4 million for the three months ended June 30, 2000 from $53.0 million for the three months ended June 30, 1999. The major factors contributing to the increase were the $8.7 million increase in operation expense and the $1.1 million increase in depreciation and amortization. The increase in operation expense was due to management separation costs, an increase in the reserve for accounts receivable and expenses associated with the additional Missouri customers. The Company increased its reserves in the third quarter for aged accounts and rising gas costs but believes that its aggressive collection practices and the onset of the winter heating season will result in collecting accounts that have been slow to pay.
The increase in depreciation and amortization was due to technology improvements placed in service in 1999.

   Operating income (loss) decreased to a loss of $2.3 million for the three months ended June 30, 2000 from income of $.4 million for the three months ended June 30, 1999. The decrease in operating income resulted from increased operating expenses, as discussed above.

   Other income increased $3.7 million for the three months ended
June 30, 2000 compared with the three months ended June 30, 1999 primarily due to an increase in the earnings recorded from the Company's 45 percent interest in Woodward Marketing, LLC.

   Propane statistics for the three months ended June 30, 2000 and 1999 are included in the "Operating Statistics" tables which appear at the end of Management's Discussion and Analysis.
Propane sales for the third quarter were unchanged from the corresponding quarter of the prior year at 1.7 million gallons. Likewise, the propane business incurred a loss of $1.7 million for the three months ended June 30, 2000, the same as the loss for the corresponding period of the prior year. The loss for the quarter ended June 30, 2000 was primarily the result of higher propane costs and secondarily due to warmer than normal winter weather. Propane customers at June 30, 2000 increased to 40,564, or 3%, as compared with June 30, 1999. The propane business has entered into agreements to participate in a joint venture with other propane companies, which will be merged into a master limited partnership as discussed above in the "Status of Pending Acquisitions and Joint Venture" section.

   Interest expense increased $.5 million, or 5%, for the three months ended June 30, 2000 compared with the three months ended June 30, 1999. The increase was primarily due to higher interest rates and average short-term balances outstanding during the three months ended June 30, 2000.

   The Company reported a loss of $4.4 million, or $.14 per diluted share for the three months ended June 30, 2000 compared with a loss of $5.3 million or $.17 per diluted share for the three months ended June 30, 1999. This improvement resulted primarily from the increase in gross profit discussed above.


NINE MONTHS ENDED JUNE 30, 2000, COMPARED WITH NINE MONTHS ENDED
JUNE 30, 1999

   Operating revenues increased by 19% to $691.0 million for the nine months ended June 30, 2000 from $581.2 million for the nine months ended June 30, 1999. The primary factor contributing to the higher operating revenues was a 22% increase in the average gas sales revenue per Mcf. The higher sales price reflects the new rate designs and revenue increases discussed in Note 2 of notes to condensed consolidated financial statements and a 32% increase in the average cost of gas per Mcf sold. Cost of gas is passed through to the customer and does not affect the Company's gross profit. The increase in revenues due to increased average sales price was partially offset by lower throughput due to warmer winter weather. Total volumes delivered decreased .7 Bcf or .5% for the nine months ended June 30, 2000, as compared with the nine months ended June 30, 1999. The volume transported increased 2.3 Bcf compared with the nine months ended June 30, 1999 due to switching from sales to transportation service by some industrial customers. Sales volumes decreased 3.1 Bcf for the nine months ended June 30, 2000 compared with the corresponding period of the prior year due to warmer weather. Weather in the Company's service areas was 3% warmer than weather in the corresponding nine-month period of the prior fiscal year, and 19% warmer than 30-year normal weather. Sales revenues from all customer classes increased due to higher sales prices. The average sales price per Mcf increased to $5.45 for the nine months ended June 30, 2000 from $4.48 for the nine months ended June 30, 1999. The increase in the average sales price reflects an increase in the average cost of gas and a margin increase due to rate increases. The average cost of gas per Mcf sold increased to $3.45 for the nine months ended June 30, 2000 from $2.62 for the nine months ended June 30, 1999 because of generally higher gas supply costs. The increased cost of gas did not directly affect the Company's gross profit.

   Gross profit increased 4% to $267.7 million for the nine months ended June 30, 2000, compared with $257.0 million for the nine months ended June 30, 1999. This increase was primarily due to rate increases implemented in Kentucky and Amarillo, Texas.

   Operating expenses increased 6% to $183.9 million in the nine months ended June 30, 2000, from $174.0 million in the nine months ended June 30, 1999. The increase was primarily due to an increase of $6.7 million in depreciation and amortization and an increase of $3.0 million in operation expense for the nine months ended June 30, 2000. The increase in depreciation related to utility plant additions placed in service during fiscal 1999. The $3.0 million increase in operation expense resulted from an increase in the reserve for doubtful accounts and management severance expenses incurred for the nine months ended June 30, 2000.

   Operating income increased for the nine months ended June 30, 2000 to $83.8 million from $82.9 million for the nine months ended June 30, 1999. The increase in operating income was primarily related to the increased operating revenues and related gross profit, as discussed above.

   Other income increased $5.2 million for the nine months ended June 30, 2000 compared with the nine months ended June 30, 1999 primarily due to an increase of $5.5 million in the earnings from the Company's 45 percent interest in Woodward Marketing, LLC ("WMLLC"). This improvement is a result of growth in WMLLC's core pre-tax earnings and net unrealized gains of approximately $2.6 million calculated in accordance with Emerging Issues Task Force 98-10.

   The propane operation sold 18.2 million gallons of propane for the nine months ended June 30, 2000, as compared with 18.4 million gallons for the nine months ended June 30, 1999. Propane gross profit decreased $.7 million for the nine months ended June 30, 2000 compared with the same period last year due to a combination of factors including a lower average profit margin due to comparatively higher cost of supply.

   Interest charges increased $5.5 million, or 20%, due to higher average interest rates for the nine months ended June 30, 2000, as well as capitalized interest of $3.7 million recorded on technology projects in process for the nine months ended June 30, 1999.

   For the nine months ended June 30, 2000, the Company reported net income of $39.5 million or $1.25 per diluted share, compared with $38.9 million or $1.27 per diluted share for the nine months ended June 30, 1999. Net income for the nine months ended June 30, 2000, was above the same period a year ago in spite of lower gas sales volumes resulting from warmer weather and regulatory lag. Earnings per share for the nine months ended decreased slightly due to the increase in the number of shares outstanding.

    The Company estimates that the impact of the weather being 19% warmer than normal for the nine months ended June 30, 2000 caused net income to be approximately $28.4 million less than it would have been had the Company experienced normal temperatures and rainfall in its respective service areas. Dividends per share increased approximately 4% to $.855 for the nine months ended June 30, 2000. Diluted average shares outstanding increased 3% due primarily to shares issued under the Employee Stock Ownership Plan and the Direct Stock Purchase Plan.

   Total natural gas meters and propane customers at June 30, 2000 increased 75,486, or 7%, compared with June 30, 1999.

                                                 June 30,
                                       --------------------------
                                          2000           1999
                                        ----------     ----------
Meters-in-service at end of period
  Residential                              968,308        903,081
  Commercial                               104,007         94,590
  Public authority and other                 7,413          6,405
  Industrial (including agricultural)       14,401         15,702
                                         ---------     ----------
    Total meters                         1,094,129      1,019,778
  Propane customers                         40,564         39,429
                                         ---------     ----------
    Total                                1,134,693      1,059,207
                                         =========     ==========


UTILITY, PROPANE AND ENERGY SERVICES OPERATING DATA

   Atmos' Utility business is conducted by the Company's regulated utility divisions: Energas Division, Greeley Gas Division, Trans La Division, United Cities Division, and Western Kentucky Division as well as Shared Services. The Propane business is conducted through United Cities Propane and includes wholesale and retail propane sales to approximately 41,000 customers in four states. As discussed under "Status of Pending Acquisitions and Joint Venture," Atmos has entered into an agreement with three other companies to form a joint venture to combine United Cities Propane Gas with the propane operations of the other companies. The combined entity will be named US Propane, L.P. Subsequently, US Propane is to combine operations with Heritage Holdings, Inc. The transactions are expected to be completed in 2000. The Energy Services business includes non-regulated irrigation sales, energy services to large volume customers, non-regulated underground storage operations, a 45% interest in Woodward Marketing, LLC, leasing of real estate, vehicles and appliances and non-regulated shared services. The following tables of operating statistics by segment summarizes data of the utility, propane, and energy services segments of the Company for the three-month and nine-month periods ended June 30, 2000 and 1999. For further information regarding operating results of the segments, see Note 7 of notes to condensed consolidated financial statements.


                     ATMOS ENERGY CORPORATION
                 CONSOLIDATED OPERATING STATISTICS


                                      Three months ended June 30,
                                             2000           1999
Sales volumes -- MMcf(1)                  --------       --------
  Residential                                8,608          9,379
  Commercial                                 4,380          4,423
  Public authority and other                   712            836
  Industrial (including agricultural)        9,162          7,252
                                           -------         ------
    Total                                   22,862         21,890
Transportation volumes -- MMcf(1)           13,932         12,631
                                           -------         ------
TOTAL THROUGHPUT - MMcf (1)                 36,794         34,521
                                           =======         ======
Propane - Gallons (000's)                    1,749          1,681
                                           =======         ======
OPERATING REVENUES (000's)
Gas sales revenues
  Residential                             $ 66,464       $ 52,452
  Commercial                                28,525         20,853
  Public authority and other                 3,809          3,066
  Industrial (including agricultural)       38,254         22,962
                                          --------       --------
    Total gas sales revenues               137,052         99,333
Transportation revenues                      5,831          5,149
Propane revenues                             1,954          1,775
Other revenues                               7,525          3,333
                                          --------       --------
    Total operating revenues              $152,362       $109,590
                                          ========       ========
Cost of gas (excluding propane and other) $ 86,312       $ 54,202
                                          ========       ========

Average gas sales revenues per Mcf        $   5.99       $   4.54
Average transportation revenue per Mcf    $    .42       $    .41
Average cost of gas per Mcf sold          $   3.78       $   2.48




(1) Volumes are reported as metered in million cubic feet ("MMcf").


                     ATMOS ENERGY CORPORATION
                 CONSOLIDATED OPERATING STATISTICS


                                       Nine months ended June 30,
                                             2000           1999
Sales volumes -- MMcf(1)                  --------       --------
  Residential                               58,149         61,872
  Commercial                                27,048         27,618
  Public authority and other                 5,007          5,304
  Industrial (including agricultural)       25,717         24,183
                                          --------        -------
    Total                                  115,921        118,977
Transportation volumes -- MMcf(1)           44,653         42,334
                                          --------        -------
TOTAL THROUGHPUT - MMcf (1)                160,574        161,311
                                          ========        =======
Propane - Gallons (000's)                   18,215         18,387
                                          ========        =======
OPERATING REVENUES (000's)
Gas sales revenues
  Residential                             $352,403       $309,508
  Commercial                               148,262        124,523
  Public authority and other                23,662         20,087
  Industrial (including agricultural)      107,269         79,422
                                          --------       --------
    Total gas sales revenues               631,596        533,540
Transportation revenues                     18,038         17,599
Propane revenues                            21,395         19,096
Other revenues                              19,988         11,008
                                          --------       --------
    Total operating revenues              $691,017       $581,243
                                          ========       ========
Cost of gas (excluding propane and other) $399,444       $311,663
                                          ========       ========

Average gas sales revenues per Mcf        $   5.45       $   4.48
Average transportation revenue per Mcf    $    .40       $    .42
Average cost of gas per Mcf sold          $   3.45       $   2.62




(1) Volumes are reported as metered in million cubic feet ("MMcf").


                     ATMOS ENERGY CORPORATION
                  OPERATING STATISTICS BY SEGMENT


                                            Three months ended
                                                 June 30,
                                          -----------------------
                                              2000        1999
                                           ---------    ---------
UTILITY
Operating revenues (000's)                $ 125,984     $ 95,827

Sales volumes (MMcf)                         17,948       18,661
Transportation volumes (MMcf)                13,932       12,631
                                            -------      -------
  Total throughput                           31,880       31,292
                                            =======      =======
Heating degree days
  Actual                                        281          277
  30-year normal                                318          318
  Percent of normal                              88%          87%
Meters, end of period                     1,094,129    1,019,778

PROPANE
Operating revenues (000's)                   $1,954       $1,775

Sales volumes (000 gallons):
  Retail                                      1,545        1,507
  Wholesale                                     204          174
                                            -------      -------
    Total                                     1,749        1,681
                                            =======      =======
Propane degree days                             320          198
Percent of normal                                96%          59%
Customers, end of period                     40,564       39,429

ENERGY SERVICES
Operating revenues (000's)                  $24,424      $11,988
Gas revenues (000's)                        $18,120      $ 9,551

Gas sales volumes (MMcf):
  Irrigation                                  3,671        2,115
  Industrial                                  1,243        1,114
                                            -------      -------
    Total                                     4,914        3,229
                                            =======      =======

Atmos equity in earnings of WMLLC (000's)   $ 4,740      $   938


NOTE: Segment operating revenues and volumes are net of inter-segment eliminations. See Note 7 for intersegment revenues.



                     ATMOS ENERGY CORPORATION
                  OPERATING STATISTICS BY SEGMENT


                                             Nine months ended
                                                 June 30,
                                          -----------------------
                                              2000        1999
                                           ---------    ---------
UTILITY
Operating revenues (000's)                $ 617,898    $ 531,063

Sales volumes (MMcf)                        105,951      111,160
Transportation volumes (MMcf)                44,653       42,334
                                            -------      -------
  Total throughput                          150,604      153,494
                                            =======      =======
Heating degree days
  Actual                                      3,228        3,319
  30-year normal                              3,965        3,965
  Percent of normal                              81%          84%
Meters, end of period                     1,094,129    1,019,778

PROPANE
Operating revenues (000's)                  $21,395      $19,096

Sales volumes (000 gallons):
  Retail                                     16,378       16,154
  Wholesale                                   1,837        2,233
                                            -------      -------
    Total                                    18,215       18,387
                                            =======      =======
Propane degree days                           3,421        3,408
Percent of normal                                86%          85%
Customers, end of period                     40,564       39,429

ENERGY SERVICES
Operating revenues (000's)                  $51,724      $31,084
Gas revenues (000's)                        $34,598      $23,533

Gas sales volumes (MMcf):
  Irrigation                                  5,689        3,791
  Industrial                                  4,281        4,026
                                            -------      -------
    Total                                     9,970        7,817
                                            =======      =======

Atmos equity in earnings of WMLLC (000's)   $ 9,127      $ 3,599


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

Item 5.  Other Information

   In July 2000, Fred E. Meisenheimer was named Vice President and Controller. Mr. Meisenheimer joined the Company from Vartec Telecom, Inc. where he was controller and responsible for all accounting and treasury operations. Prior to that, Mr. Meisenheimer served as assistant controller and general auditor for Oryx Energy Company from 1988 to 1999 and as assistant controller for Sun Exploration and Production Company from 1979 to 1988. Mr. Meisenheimer also served as audit manager at Deloitte & Touche LLP from 1970 to 1979.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

   A list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibits
   Index, which immediately precedes such exhibits.

   (b) Reports on Form 8-K

   The Company filed a Form 8-K Current Report, Item 5, Other Events, dated April 13, 2000, announcing that it had entered into a definitive agreement to acquire the Louisiana gas operations of Louisiana Gas Service Company, a division of Citizens Communications Company, and LGS Natural Gas Company, a subsidiary of Citizens Communications Company. The purchase price for the transaction is $375 million, which is being initially financed through a fully underwritten committed bank facility.

   Under Item 7, Financial Statements and Exhibits, an exhibit was attached: a copy of a related press release dated April
   13, 2000.

   The Company filed a Form 8-K Current Report, Item 5, Other Events, dated April 13, 2000, announcing that J. Charles Goodman had resigned as Executive Vice President, Utility Operations, effective April 28, 2000. In addition, on April 25, 2000, the Company announced that Larry J. Dagley had been named Chief Operating Officer of US Propane, L.P. and had resigned as Executive Vice President and Chief Financial Officer of Atmos Energy Corporation. The Company also announced in the release that J. Patrick Reddy had been appointed Senior Vice President, Chief Financial Officer and Treasurer, all effective immediately.

   Under Item 7, Financial Statements and Exhibits, an exhibit was attached: a copy of a related press release dated April
   13, 2000 and a copy of a related press release dated April 25, 2000.

   The Company filed a Form 8-K Current Report, Item 5, Other Events, dated May 31, 2000, announcing that it had completed the acquisition of the Missouri natural gas distribution assets of Associated Natural Gas, a division of Arkansas Western Gas Company, which is a wholly-owned subsidiary of Southwestern Energy Company.

   Under Item 7, Financial Statements and Exhibits, an exhibit was attached: a copy of a related press release dated May 31, 2000 and a copy of the Asset Sale and Purchase Agreement.

   The Company filed a Form 8-K Current Report, Item 5, Other Events, dated June 15, 2000, announcing that US Propane, L.P. will combine with Heritage Holdings, Inc. the general partner of Heritage Propane Partners, L.P., to create the fourth largest retail propane distributor in the United States. Through a series of transactions, US Propane will be the general partner in a master limited partnership that will distribute propane to over 480,000 customers in 28 states.

   Under Item 7, Financial Statements and Exhibits, an exhibit was attached: a copy of a related press release dated June
   15, 2000.



                            SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ATMOS ENERGY CORPORATION
                                            (Registrant)


Date:  August 10, 2000          By:   /s/ FRED E. MEISENHEIMER
                                   --------------------------------
                                        Fred E. Meisenheimer
                                   Vice President and Controller
                                     (Chief Accounting Officer
                                   and duly authorized signatory)


                        EXHIBITS INDEX
                           Item 6(a)
Exhibit                                                Page
 Number                 Description                   Number
-------                 -----------                   -------

  10.1   Term Credit Agreement, dated as of August
         3, 2000, among the Company, Bank of
         America, N.A., BankOne, NA, and Societe
         Generale New York Branch

   15    Letter regarding unaudited interim
         financial information

   27    Financial Data Schedule for Atmos Energy
         Corporation for the nine months ended
         June 30, 2000