Form 10-K405
period 2000-09-30
ATMOS ENERGY CORP
filed 2000-11-15
CIK 731802

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $637,447,560 as of October 26, 2000. On October 26, 2000 the registrant had 31,996,398 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Definitive Proxy Statement to be filed for the Annual Meeting of Shareholders on February 14, 2001 are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OPERATIONS

     Atmos Energy Corporation (the "Company" or "Atmos") distributes and sells natural gas to over one million residential, commercial, industrial, agricultural and other customers. Atmos operates through five divisions in over 800 cities, towns and communities in service areas located in Colorado, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Missouri, South Carolina, Tennessee, Texas and Virginia. As discussed below, the Company has entered into an agreement to sell all of its natural gas utility operations in South Carolina. The Company also transports natural gas for others through its distribution system.

     Atmos provides natural gas storage services and owns natural gas storage fields in Kansas and Kentucky to supplement natural gas used by customers in Kansas, Kentucky, Tennessee and other states. The Company also owns a 45 percent equity interest, and has agreed to acquire the remaining equity interest, in Woodward Marketing, LLC ("WMLLC"), a privately held company that provides gas marketing and energy management services to industrial customers, municipalities and local distribution companies, including the Company's Trans Louisiana Gas Company, Greeley Gas Company, Western Kentucky Gas Company and United Cities Gas Company divisions. In addition, the Company markets natural gas to industrial and agricultural customers primarily in West Texas and to industrial customers in Louisiana.

FORMATION AND STRATEGY

     Atmos was organized under the laws of Texas in 1983 as Energas Company, a subsidiary of Pioneer Corporation ("Pioneer") for the purposes of owning and operating Pioneer's natural gas distribution business in Texas. Immediately following the transfer by Pioneer to the Company of its gas distribution business, which Pioneer and its predecessors operated since 1906, Pioneer distributed the Company's outstanding stock to its shareholders. In September 1988, the Company changed its name from Energas Company to Atmos Energy Corporation. As a result of the merger with United Cities Gas Company in July 1997, the Company also became incorporated in Virginia.

     Through the recent transactions outlined below, Atmos has begun implementing a strategy intended to increase its presence in larger service areas, sell smaller, non-strategic natural gas utility operations and restructure other operations.

RECENT DEVELOPMENTS

     In April 2000, the Company entered into an agreement with Citizens Communications Company to acquire the Louisiana natural gas operations of its Louisiana Gas Service Company division ("LGS") and its LGS Natural Gas Company subsidiary for $375.0 million. LGS provides natural gas distribution service through approximately 279,000 residential and commercial meters in approximately 190 communities in southeastern and northern Louisiana, which is an area with a combined population of more than 600,000. Its service territory includes the suburban areas of metropolitan New Orleans (excluding Orleans Parish), the north shore of Lake Pontchartrain and the Monroe/West Monroe metropolitan area. LGS Natural Gas Company provides gas transportation services to industrial customers in Louisiana. Upon closing, Atmos will become the largest natural gas distributor in Louisiana and its national customer base will increase to approximately 1.4 million customers, making Atmos the fifth largest pure natural gas local distribution company in the United States. The acquisition is subject to state and federal regulatory approval.

     In May 2000, the Company completed the acquisition of the Missouri natural gas distribution assets of Associated Natural Gas from a subsidiary of Southwestern Energy Corporation for $32.0 million. The acquisition increased the Company's presence in Missouri by more than 48,000 customers.

     As a part of the Company's strategy to restructure its non-natural gas utility operations, in August 2000, Atmos formed US Propane, L.P. ("US Propane"), a joint venture combining the Company's propane operations with the propane operations of three other companies. US Propane then sold its propane business to

Heritage Propane Partners, L.P. ("Heritage") for approximately $181.0 million in cash and limited partnership units of Heritage and purchased all of the outstanding stock of the general partner of Heritage for approximately $120.0 million. As a result of these transactions, Atmos owns approximately 19 percent of US Propane and US Propane owns all of the general partnership interest and approximately 34 percent of the limited partnership interest in Heritage. Through its interest in US Propane, Atmos indirectly owns approximately 19 percent of the general partnership interest and approximately 6.5 percent of the limited partnership interest in Heritage. Heritage now has approximately 480,000 customers in 28 states making it the fifth largest retail marketer of propane in the United States, based on gallons sold.

     In August 2000, the Company entered into an agreement with Woodward Marketing, Inc. ("WMI") to acquire the 55 percent interest in WMLLC that it does not own in exchange for 1,423,193 restricted shares of Atmos common stock. The consideration is subject to an upward adjustment if the Company's average share price does not equal $25 per share during a period immediately prior to the fifth anniversary of the completion of the acquisition or an earlier change in control, unless during the period beginning on the first anniversary of the completion of the acquisition and ending on the fifth anniversary or an earlier change in control the Company's share price reaches $25 per share for any 30 consecutive trading-day period. The maximum additional shares that could be issued under the adjustment provision is 232,547 plus an amount to compensate for dividends paid after the completion of the acquisition. Upon the completion of the acquisition, the Company's subsidiary's guaranty of WMLLC's short-term working capital and letter of credit facility of up to $100.0 million, of which $75.0 million was available at September 30, 2000, will increase from 45 percent to 100 percent of any amounts outstanding under this facility. The Company's subsidiary and WMI also act as joint and several guarantors on payables of WMLLC up to $40.0 million of natural gas purchases and transportation services from certain suppliers. Upon the completion of the acquisition, the Company's subsidiary will be the sole guarantor of all of WMLLC's accounts payable. This transaction is subject to state and federal regulatory approval.

     In October 2000, the Company entered into an agreement to sell all of its natural gas utility operations in South Carolina for approximately $5.8 million, which approximates net book value. This transaction is subject to state regulatory approval.

OPERATING STATISTICS

     The table on the following page reflects the operating statistics of Atmos including the United Cities Gas Company division (the "United Cities Division")for fiscal 2000, 1999 and 1998 and the restated operating statistics for 1997 and 1996 on a pooled basis with United Cities Gas Company ("UCGC"). It is followed by two tables of utility only sales and operating statistics by business unit for 2000 and 1999. Certain prior year amounts have been reclassified to conform with the current year presentation.

                            ATMOS ENERGY CORPORATION

                       CONSOLIDATED OPERATING STATISTICS

                                                                YEAR ENDED SEPTEMBER 30,
                                             --------------------------------------------------------------
                                                2000         1999         1998         1997         1996
                                             ----------   ----------   ----------   ----------   ----------
METERS IN SERVICE, end of year
  Residential..............................     970,873      919,012      889,074      870,747      860,229
  Commercial...............................     104,019       98,268       94,302       92,703       91,960
  Industrial (including agricultural)......      14,259       14,329       16,322       17,217       19,403
  Public authority and other...............       7,448        6,386        4,834        4,781        4,716
                                             ----------   ----------   ----------   ----------   ----------
         Total meters......................   1,096,599    1,037,995    1,004,532      985,448      976,308
  Propane customers........................          --       39,539       37,400       29,097       26,108
                                             ----------   ----------   ----------   ----------   ----------
         Total.............................   1,096,599    1,077,534    1,041,932    1,014,545    1,002,416
                                             ==========   ==========   ==========   ==========   ==========
HEATING DEGREE DAYS(1)
  Actual (weighted average)................       3,302        3,374        3,799        3,909        4,043
  Percent of normal........................          82%          85%          95%          98%         101%
SALES VOLUMES -- MMcf(2)
  Residential..............................      63,285       67,128       73,472       75,215       77,001
  Commercial...............................      30,707       31,457       36,083       37,382       38,247
  Industrial(including agricultural).......      38,687       35,741       44,881       46,416       57,863
  Public authority and other...............       5,520        5,793        4,937        5,195        5,182
                                             ----------   ----------   ----------   ----------   ----------
         Total sales volumes...............     138,199      140,119      159,373      164,208      178,293
Transportation volumes -- MMcf(2)..........      59,365       55,468       56,224       48,800       44,146
                                             ----------   ----------   ----------   ----------   ----------
TOTAL THROUGHPUT -- MMcf(2)................     197,564      195,587      215,597      213,008      222,439
                                             ==========   ==========   ==========   ==========   ==========
PROPANE -- Gallons (000's).................      19,329       22,291       23,412       25,204       33,637
                                             ==========   ==========   ==========   ==========   ==========
OPERATING REVENUES (000's)
Gas sales revenues
  Residential..............................  $  405,552   $  349,691   $  410,538   $  452,864   $  409,039
  Commercial...............................     176,712      144,836      184,046      193,302      186,032
  Industrial (including agricultural)......     171,447      117,382      161,382      168,386      187,693
  Public authority and other...............      27,198       22,330       20,504       23,898       21,738
                                             ----------   ----------   ----------   ----------   ----------
         Total gas sales revenues..........     780,909      634,239      776,470      838,450      804,502
Transportation revenues....................      23,610       23,101       23,971       19,885       18,872
Other gas revenues.........................       4,674        4,500        8,121        6,385       13,751
                                             ----------   ----------   ----------   ----------   ----------
         Total gas revenues................     809,193      661,840      808,562      864,720      837,125
Propane revenues...........................      22,550       22,944       29,091       33,194       38,372
Other revenues.............................      18,409        5,412       10,555        8,921       11,194
                                             ----------   ----------   ----------   ----------   ----------
         Total operating revenues..........  $  850,152   $  690,196   $  848,208   $  906,835   $  886,691
                                             ==========   ==========   ==========   ==========   ==========
AVERAGE SALES PRICE/Mcf(3).................  $     5.65   $     4.53   $     4.87   $     5.11   $     4.51
AVERAGE COST OF GAS/Mcf SOLD...............        3.79         2.79         3.24         3.51         3.15
AVERAGE TRANSPORTATION REVENUES/Mcf........         .40          .42          .43          .41          .43

See footnotes on page 6.

                            ATMOS ENERGY CORPORATION

             UTILITY SALES AND STATISTICAL DATA BY BUSINESS UNIT(4)

                                                 YEAR ENDED SEPTEMBER 30, 2000
                                ----------------------------------------------------------------
                                                      WESTERN                UNITED      TOTAL
                                ENERGAS    TRANS LA   KENTUCKY   GREELEY     CITIES     UTILITY
                                --------   --------   --------   --------   --------   ---------
METERS IN SERVICE, at end of
  year
  Residential.................   273,664    74,943     160,565    187,121    274,580     970,873
  Commercial..................    26,231     5,568      18,466     17,946     35,808     104,019
  Industrial..................       513        --         407        406        660       1,986
  Public authority and
     other....................     2,254       908       1,628      1,688        970       7,448
                                --------   -------    --------   --------   --------   ---------
          Total...............   302,662    81,419     181,066    207,161    312,018   1,084,326
                                ========   =======    ========   ========   ========   =========
HEATING DEGREE DAYS(1)
  Actual......................     2,875     1,237       3,702      4,678      3,198       3,302
  Percent of normal...........        81%       69%         85%        82%        85%         82%
SALES VOLUMES -- MMcf(2)
  Residential.................    19,201     3,070      11,584     14,727     14,703      63,285
  Commercial..................     6,365     1,379       5,032      5,829     12,102      30,707
  Industrial..................     1,651        --       3,189      1,927     13,191      19,958
  Public authority and
     other....................     2,026       751       1,299      1,216        228       5,520
                                --------   -------    --------   --------   --------   ---------
          Total...............    29,243     5,200      21,104     23,699     40,224     119,470
TRANSPORTATION
  VOLUMES -- MMcf(2)..........    24,679     2,248      26,025     10,756     16,474      80,182
                                --------   -------    --------   --------   --------   ---------
TOTAL THROUGHPUT -- MMcf(2)...    53,922     7,448      47,129     34,455     56,698     199,652
                                ========   =======    ========   ========   ========   =========
OTHER STATISTICS
  Operating revenues
     (000's)..................  $146,100   $45,469    $121,237   $147,116   $280,029    $739,951
  Miles of pipe...............    13,169     2,283       3,437      6,000      5,140      30,029
  Employees(5)................       350       123         249        271        495       1,488
  Communities served..........        92        41         163        123        383         802

See footnotes on page 6.

                            ATMOS ENERGY CORPORATION

             UTILITY SALES AND STATISTICAL DATA BY BUSINESS UNIT(4)

                                                  YEAR ENDED SEPTEMBER 30, 1999
                               --------------------------------------------------------------------
                                                     WESTERN                UNITED
                               ENERGAS    TRANS LA   KENTUCKY   GREELEY     CITIES    TOTAL UTILITY
                               --------   --------   --------   --------   --------   -------------
METERS IN SERVICE, at end of
  year
  Residential................   274,452    74,890     159,449    181,859    228,362       919,012
  Commercial.................    26,300     5,567      18,371     17,736     30,294        98,268
  Industrial.................       431        --         238        339        610         1,618
  Public authority and
     other...................     2,230       893       1,559      1,704         --         6,386
                               --------   -------    --------   --------   --------    ----------
          Total..............   303,413    81,350     179,617    201,638    259,266     1,025,284
                               ========   =======    ========   ========   ========    ==========
HEATING DEGREE DAYS(1)
  Actual.....................     3,083     1,265       3,472      4,992      3,168         3,374
  Percent of normal..........        87%       71%         80%        88%        84%           85%
SALES VOLUMES -- MMcf(2)
  Residential................    20,871     3,111      11,822     16,748     14,576        67,128
  Commercial.................     6,825     1,334       5,122      6,642     11,534        31,457
  Industrial.................     1,514        --       2,973      1,462     14,952        20,901
  Public authority and
     other...................     2,234       769       1,371      1,419         --         5,793
                               --------   -------    --------   --------   --------    ----------
          Total..............    31,444     5,214      21,288     26,271     41,062       125,279
TRANSPORTATION
  VOLUMES -- MMcf(2).........    17,580     2,162      25,814     10,021     14,300        69,877
                               --------   -------    --------   --------   --------    ----------
TOTAL THROUGHPUT --MMcf(2)...    49,024     7,376      47,102     36,292     55,362       195,156
                               ========   =======    ========   ========   ========    ==========
OTHER STATISTICS
  Operating revenues
     (000's).................  $127,234   $36,964    $100,165   $132,093   $224,755    $  621,211
  Miles of pipe..............    13,244     2,276       3,668      5,676      5,806        30,670
  Employees(5)...............       372       128         258        286        427         1,471
  Communities served.........        92        41         163        123        383           802

See footnotes on page 6.

Notes to preceding tables:
---------------

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

(2) Volumes are reported as metered in million cubic feet ("MMcf"). Utility sales volumes and revenues reflect utility segment operations, including intercompany sales and transportation amounts.

(3) Mcf means thousand cubic feet.

(4) These tables present data for Atmos' five utility business units. Their operations include the regulated local distribution companies located in their respective service areas.

(5) The number of employees excludes 369 and 427 Atmos shared services and customer support center employees and 28 and 164 non-utility employees in 2000 and 1999.

SEGMENT OVERVIEW

     The following table summarizes certain information regarding the operation of the utility, non-regulated and propane segments of the Company for each of the three years as of and for the period ended September 30, 2000. Amounts for the propane segment for 2000 reflect operations for 10 months until its sale to Heritage, effective August 10, 2000. Subsequently, the Company's share of propane results are reflected on an equity basis.

                                                                  NON-
                                                    UTILITY     REGULATED   PROPANE     TOTAL
                                                   ----------   ---------   -------   ----------
                                                                  (IN THOUSANDS)
2000
  Operating revenues(1)..........................  $  734,835   $ 92,767    $22,550   $  850,152
  Operating income (loss)(1).....................      77,207      8,717       (608)      85,316
  Net income.....................................      22,459     10,857      2,602       35,918
  Identifiable assets(1).........................   1,246,782    101,277        699    1,348,758
1999
  Operating revenues(1)..........................  $  617,313   $ 49,939    $22,944   $  690,196
  Operating income (loss)........................      49,000      5,782       (543)      54,239
  Net income (loss)..............................      10,800      7,813       (869)      17,744
  Identifiable assets(1).........................   1,125,691     71,115     33,731    1,230,537
1998
  Operating revenues(1)..........................  $  738,445   $ 80,672    $29,091   $  848,208
  Operating income...............................     100,665     11,595        619      112,879
  Net income (loss)..............................      43,332     11,999        (66)      55,265
  Identifiable assets(1).........................   1,052,225     52,616     36,549    1,141,390

---------------

(1) Net of intersegment eliminations

     The utility segment is composed of the Company's five regulated utility divisions: the Energas Company division which operates in Texas ("Energas Division"), the Greeley Gas Company division which operates in Colorado, Kansas and Missouri ("Greeley Division"), the Trans Louisiana Gas Company division which operates in Louisiana ("Trans La Division"), the United Cities Division which operates in Georgia, Illinois, Iowa, Kansas, Missouri, South Carolina, Tennessee and Virginia and the Western Kentucky Gas Company division which operates in Kentucky ("Western Kentucky Division").

     The non-regulated segment is currently composed of four parts. Atmos Storage Inc. owns underground storage fields in Kansas and Kentucky and provides storage services to the United Cities Division and Greeley Division and other non-regulated customers. Atmos Energy Services, Inc. markets gas to irrigation and industrial customers in West Texas through Enermart Energy Services Trust and to industrial customers in Louisiana and is developing plans for marketing various non-regulated services and products. Atmos Energy Marketing, LLC owns the Company's 45 percent investment in WMLLC, a gas marketing and energy management services business. Atmos Leasing, Inc. leases buildings and vehicles to the United Cities Division.

     WMLLC, which commenced operations on May 1, 1995, is owned by Woodward Marketing, Inc. (55 percent) and Atmos Energy Marketing, LLC (45 percent). With its headquarters in Houston, Texas, WMLLC provides a variety of natural gas management services to natural gas utility systems and industrial natural gas consumers in several states. Such services include natural gas supply acquisition and provision of gas supplies at fixed and market-based prices, load forecasting and management, gas storage and transportation services, peaking sales and balancing services and gas hedging through the use of certain derivative products.

     The propane segment includes United Cities Propane Gas, Inc., which was primarily engaged in the retail and wholesale distribution of propane gas in Tennessee, Kentucky, North Carolina and Virginia. See the discussion above under Item 1 "Business" regarding the combining of the propane operations during fiscal 2000 with Heritage and others.

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

     The Company also has Weather Normalization Adjustments ("WNAs") in its rate jurisdictions in Tennessee, Georgia and Kentucky. See "Weather and seasonality" in Management's Discussion and Analysis of Operations.

     In addition to weather, the Company's revenues are affected by the cost of natural gas and economic conditions in the areas that the Company serves. Higher gas costs, which the Company is generally able to pass through to its customers under purchased gas adjustment clauses, may cause customers to conserve, or, in the case of industrial customers, to use alternative energy sources.

     In recent years, natural gas market conditions have changed. Natural gas prices have become more volatile and the number of competing marketers of natural gas has increased. The Company's gas marketing subsidiaries purchase gas to address requirements for large volume customers in certain highly competitive markets.

     Certain industrial customers purchase gas directly from others instead of from the Company and the Company transports such gas through its distribution systems to the customers' facilities for a fee. Although transportation of customer-owned gas reduces the Company's operating revenues and corresponding purchased gas cost, the transportation revenues received by the Company generally offset the loss to gross profit.

     The Company's distribution systems have experienced aggregate peak day deliveries of approximately 1.6 billion cubic feet per day ("Bcf"). The Company has the ability to curtail deliveries to certain customers under the terms of interruptible contracts and applicable state statutes or regulations which enable it to maintain its deliveries to high priority customers. The Company has not imposed curtailment in its Energas Division since the Company began independent operations in 1983 or in its Trans La Division since the Company acquired Trans Louisiana Gas Company in 1986. The Western Kentucky Division curtailed deliveries to certain interruptible customers during exceptionally cold periods in December 1989, January 1994 and during the winter of 1996. Neither the Greeley Division nor its predecessor, Greeley Gas Company, has curtailed deliveries to its sales customers since prior to 1980. The United Cities Division curtails interruptible service customers from time to time each year in accordance with the interruptible contracts and tariffs.

GAS SUPPLY

     The Company receives gas deliveries through 28 pipeline transportation companies, both interstate and intrastate, to satisfy its firm sales market requirements. The transportation agreements are firm and many of them have pipeline no-notice storage service which provide for daily balancing between system requirements and nominated flowing supplies. These agreements have been negotiated with the shortest term available to maintain the Company's right to roll over the term. The agreements reduce the risk of paying fixed fees to reserve pipeline capacity on a long-term basis which would be unneeded in the event of unbundling or other changes in demand.

     The Western Kentucky Division's gas supply is delivered primarily by the following pipelines: Williams Pipeline-Texas Gas, Tennessee Gas, Trunkline, Midwestern Pipeline and ANR. During 1998, the Western Kentucky Division sought and was granted approval by the Kentucky Public Service Commission for a performance-based rate program which commenced in July 1998. Under performance-based programs, regulators in Georgia, Kentucky and Tennessee allow the Company and its customers to share in purchased gas cost savings when the Company can purchase natural gas supplies below certain predetermined built-in benchmark indices. The Company's actual gas costs are compared to the predetermined benchmark, which reflects the market price of gas. If the Company outperforms the benchmark, it is allowed to retain 50 percent of the savings with the other 50 percent going to ratepayers.

     The United Cities Division is served by 13 interstate pipelines. The majority of the volumes are transported through East Tennessee Pipeline, Southern Natural Gas, Tennessee Gas Pipeline and Columbia Gulf.

     Colorado Interstate Gas Company, Williams Pipeline-Central, Public Service Company of Colorado and Northwest Pipeline are the principal transporters of the Greeley Division's requirements. Additionally, the Greeley Division purchases substantial volumes from producers that are connected directly to its distribution system.

     The Energas Division receives sales and transportation service from various Oneok pipeline affiliates. Also, the Energas Division purchases a significant portion of its supply from Pioneer Natural Resources which is connected directly to the Company's Amarillo, Texas distribution system.

     Louisiana Intrastate Gas Company, Acadian Pipeline, Koch Gateway and Williams Pipeline-Texas Gas pipelines deliver most of the Trans La Division's requirements.

     The Company also owns and operates numerous natural gas storage facilities in Kentucky and Kansas which are used to help meet customer requirements during peak demand periods and to reduce the need to contract for additional pipeline capacity to meet such peak demand periods. Additionally, the Company operates two propane plants and a liquified natural gas ("LNG") plant for peak shaving purposes. The Company also contracts for storage service in underground storage facilities on many of the interstate pipelines serving it. See "Item 2. Properties" below for further information regarding the peak shaving facilities.

     The United Cities and Western Kentucky Gas Divisions normally inject gas into pipeline storage systems and company owned storage facilities during the summer months and withdraw it in the winter months. At the present time, the underground storage facilities of the Company have a maximum daily output capability of approximately 135,000 Mcf.

     The United Cities Division has the ability to serve approximately 60 percent of its peak day requirements through the use of company-owned storage facilities, storage contracts with its suppliers and peaking facilities throughout the system. The Western Kentucky Gas Division has the ability to serve approximately 50 percent of its peak day requirements through the use of company-owned storage facilities, storage contracts with its suppliers and peaking facilities throughout the system. This ability provides the operational flexibility and security of supply required to meet the needs of the highly weather sensitive residential and commercial markets.

     During 2000, the Company purchased its gas supply from various producers and marketers. Supply arrangements were contracted on a firm basis with terms generally of one year or less at an index-based price. The firm supply consisted of both base load and swing supply quantities. Base load quantities are those that flow at a constant level throughout the month and swing supply quantities provide the flexibility to change daily quantities to match increases or decreases in requirements related to weather conditions. The suppliers were selected through a bidding process (except for local production purchases) by sending out a request for proposal to suppliers that have demonstrated that they can provide reliable service. These suppliers were selected based on their ability to deliver gas supply to our designated firm pipeline receipt points and the best cost. Major suppliers during 2000 were Reliant Energy, Sonat Marketing, Cinergy, Pioneer Natural Resources, CIG Merchant Company, WMLLC, Oneok Gas Marketing, Barrett Resources, Anadarko and Tenaska Marketing.

     There is a surplus of natural gas available to the Company's utility systems and the Company does not anticipate problems with securing additional gas supply as needed for its customers.

REGULATION

  Energas Division

     In the Energas Division, the governing body of each municipality served by the Company has original jurisdiction over all utility rates, operations and services within its city limits except with respect to sales of natural gas for vehicle fuel and agricultural use. The Company operates pursuant to non-exclusive franchises granted by the municipalities it serves, which franchises are subject to renewal from time to time. The franchises granted to the Company permit it to conduct natural gas distribution within the municipalities' incorporated limits. The Railroad Commission of Texas has exclusive appellate jurisdiction over all rate and regulatory orders and ordinances of the municipalities and exclusive original jurisdiction over rates and services to customers not located within the limits of a municipality. In Texas, rates for large industrial customers are routinely set by contract negotiation between the Company and its customers pursuant to statutory standards and are filed with, and subject to, the governmental authority of the municipalities or the Railroad Commission, depending on whether the customer is located inside or outside the limits of a municipality. Historically, the Company's rates for large industrial customers have been accepted as filed. Agricultural sales in Texas are not regulated, except that prices for agricultural sales cannot exceed the prices the Company charges the majority of its commercial or other similar large-volume users in Texas.

  Trans La Division

     The Trans La Division is regulated by the Louisiana Public Service Commission which regulates utility services, rates and other matters. In most of the parishes and incorporated areas in which the Company operates in Louisiana, it does so pursuant to a non-exclusive franchise granted by the governing authority of each parish or incorporated area. The franchise gives the Company the general privilege to operate its gas distribution business in, as well as the right to install its distribution lines along the roadways of, the parish or the incorporated area. Direct sales of natural gas to industrial customers in Louisiana who utilize the gas for fuel or in manufacturing processes and sales of natural gas for vehicle fuel are exempt from regulation.

  Western Kentucky Division

     The Western Kentucky Division is regulated by the Kentucky Public Service Commission which regulates utility services, rates, issuance of securities and other matters. The Company operates in the various incorporated cities served by it in Kentucky pursuant to non-exclusive franchises granted by such cities. The franchises grant to the Company the right to operate its gas distribution business in the city and to install its distribution lines and related equipment in and along the city's public rights-of-way. Sales of natural gas for use as vehicle fuel in Kentucky are not subject to regulation.

  Greeley Division

     The Greeley Division is regulated by the Colorado Public Utilities Commission, the Kansas Corporation Commission and the Missouri Public Service Commission with respect to accounting, rates and charges, operating matters and the issuance of securities. The Company operates in the various incorporated cities served by it in the states of Colorado, Kansas and Missouri under terms of non-exclusive franchises granted by the various cities. The franchises grant to the Company, among other things, the right to install and operate its gas distribution system within the city limits. Most of the Greeley Division's wholesale gas suppliers are regulated by various federal and state commissions.

  United Cities Division

     In each state in which the United Cities Division operates, its rates, services and operations as a natural gas distribution company are subject to general regulation by the applicable state public service commission. In addition, the issuance of securities by the Company is subject to approval by the state commissions, except in South Carolina and Iowa. Missouri only regulates the issuance of secured debt. The United Cities Division operates in each community, where necessary, under a franchise granted by the municipality for a fixed term of years.

     In most cases, the loss of a franchise would not have a material adverse effect on operations. To date, the Company has been able to renew all franchises that would have a material effect on its business.

     The Company is also subject to regulation by the United States Department of Transportation with respect to safety requirements in the operation and maintenance of its gas distribution facilities. The Company's distribution operations are also subject to various state and federal laws regulating environmental matters. From time to time the Company receives inquiries regarding various environmental matters. The Company believes that its properties and operations substantially comply with and are operated in substantial conformity with applicable safety and environmental statutes and regulations. There are no administrative or judicial proceedings arising under environmental quality statutes pending or known to be contemplated by governmental agencies which would have a material adverse effect on the Company.

RATES

     The Company's five utility divisions are regulated by various state or local public utility authorities. The method of determining regulated rates varies among the 12 states in which the Company has utility operations. It is the responsibility of the regulators to determine that utilities under their jurisdiction operate in the best interests of customers while providing the utilities the opportunity to earn a reasonable return on investment.

     In a general rate case, the applicable regulatory authority, which is typically the state public utility commission, establishes a base margin, which is the amount of revenue authorized to be collected from customers to recover authorized operating expense (other than the cost of gas), depreciation, interest, taxes and return on rate base. The Company's utility divisions perform annual deficiency studies for each rate jurisdiction to determine when to file rate cases, which are typically filed every two to five years.

     Substantially all of the sales rates charged by the Company to its customers fluctuate with the cost of gas purchased by the Company. Rates established by regulatory authorities are adjusted for increases and decreases in the Company's purchased gas cost through automatic purchased gas adjustment mechanisms. Purchased gas adjustment mechanisms provide gas utilities a method of recovering purchased gas costs on an ongoing basis without the necessity of a rate case addressing all of the utilities' non-gas costs. These mechanisms are commonly utilized when regulatory authorities recognize a particular type of expense, such as purchased gas costs, that (i) is subject to significant price fluctuations compared to the utility's other costs, (ii) represents a large component of the utility's cost of service and (iii) is generally outside the control of the gas utility. Such purchased gas adjustment mechanisms are not designed to allow the utility to earn a profit but are designed to allow a dollar-for-dollar recovery of fuel costs. Therefore, while the Company's operating revenues may fluctuate, gross profit (which is defined as operating revenues less purchased gas cost) is generally not eroded or enhanced because of gas cost increases or decreases.

     Approximately 87 percent of the Company's revenues in fiscal 2000 were derived from sales at rates set by or subject to approval by local or state authorities. As a general rule, the regulatory authority reviews the Company's rate request and establishes a rate structure intended to generate revenue sufficient to cover the Company's costs of doing business and provide a reasonable return on invested capital.

     The following table sets forth the major rate requests made by the Company or other parties during the most recent five years and the action taken on such requests:

                                                     EFFECTIVE    AMOUNT       AMOUNT
JURISDICTION                                           DATE      REQUESTED    RECEIVED
------------                                         ---------   ---------   ----------
                                                                     (IN THOUSANDS)
Texas
  West Texas System................................  11/01/96     $7,676     $    5,800(a)
                                                      Pending      9,827        Pending(b)
  Amarillo System..................................  01/01/00      4,354          2,200
Louisiana..........................................  11/01/99           (c)          --(c)
Kentucky...........................................  11/01/95      7,665          2,300(d)
                                                     03/01/96                     1,000(d)
                                                     12/21/99     14,127          9,900(e)
Colorado...........................................  01/21/98         --         (1,600)(f)
                                                      Pending      4,200        Pending
Missouri...........................................  10/14/95      1,100            903
Tennessee..........................................  11/15/95      3,951          2,227
Iowa...............................................  05/17/96        750            410
Georgia............................................  12/02/96      5,003          3,160
Illinois...........................................  07/09/97      1,234            428
                                                     10/23/00      2,100          1,367
Virginia...........................................  10/01/98         --           (248)(g)
                                                      Pending      2,100        Pending(h)

---------------

(a) This increase includes $500,000 applicable to areas outside the city limits which became effective in April 1997.

(b) The Energas Division applied for rate increases in August 1999. The West Texas cities rejected the request and in March 2000, the Energas Division appealed to the Texas Railroad Commission. The requested increase includes $1.0 million for customers outside the city limits of the West Texas cities. Final resolution is expected in December 2000.

(c) The Louisiana Public Service Commission approved a Rate Stabilization Clause for three years with an allowed return on common equity between 10.5 percent and 11.5 percent. This decision increased the service charge amounts from about 20 percent to about 70 percent of actual costs and increased the monthly customer charges from $6 to $9, both effective November 1, 1999.

(d) The Kentucky rate order provided an increase of $2.3 million, lowered depreciation rates effective November 1, 1995 and provided an additional $1.0 million beginning March 1, 1996. The order also included a provision for a pilot demand side management program which could cost up to $.4 million annually.

(e) The Kentucky rate order also included a provision for a five-year pilot program for weather normalization beginning in November 2000.

(f) Rate reduction as a result of settlement in a case initiated by the Colorado Consumer Counsel.

(g) Rate reduction as a result of a settlement with the Virginia State Corporation Commission staff regarding investigation of earnings.

(h) The United Cities Division applied for a rate increase in March 2000. The new rates are expected to be effective in December 2000.

COMPETITION

     The Company is not currently in significant direct competition with any other distributors of natural gas to residential and commercial customers within its service areas. However, the Company does compete with other natural gas suppliers and suppliers of alternate fuels for sales to industrial and agricultural customers.

     The Company competes in all aspects of its business with alternative energy sources, including, in particular, electricity. Competition for residential and commercial customers is increasing. Promotional incentives, improved equipment efficiencies and promotional rates all contribute to the acceptability of electric equipment. Electric utilities offer electricity as a rival energy source and compete for the space heating, water heating and cooking markets. The principal means to compete against alternative fuels is lower prices, and natural gas historically has maintained its price advantage in the residential, commercial and industrial markets. In residential markets, generally the average cost of gas is less for the Company's customers than the average cost of gas nationwide and less than the cost of an equivalent amount of electricity. In the United Cities Division, number 2 and number 6 fuel oil are the primary competition for industrial customers. In addition, certain customers, primarily industrial, may have the ability to by-pass the Company's distribution system by connecting directly with a pipeline.

     Beginning in 1985, changes in the federal regulatory environment through Federal Energy Regulatory Commission ("FERC") orders and conditions related to markets and gas supply in the United States have brought increased competition into the natural gas industry. Certain large commercial or industrial customers located in proximity to the interstate pipeline delivering gas to the Company could attempt to bypass the Company and take delivery of gas directly from the pipeline or from a third party connecting with the pipeline. To date, only minimal bypass activity has been experienced in part because of the Company's ability to negotiate competitive rates and service terms. However, the future level of bypass activity cannot be predicted. FERC policies have not had a direct impact upon the Company's Energas, Greeley and Trans La Divisions which are primarily supplied by intrastate pipelines. However, competition for large volume customers in the United Cities and Western Kentucky Divisions and other service areas has increased as a result of FERC policies. The Company has sought regulatory approvals for competitive pricing on a case by case basis.

     The United Cities Division has received approval from all the regulatory authorities in the states in which it operates, except Iowa, to place into effect a negotiated tariff rate which allows the United Cities Division to maintain industrial loads at lower margin rates. Iowa has rules which allow for flexible rates which are competitive with the price of alternative fuels. In addition, certain industrial customers have changed from firm to interruptible rate schedules in order to obtain natural gas at a lower cost. Additionally, the United Cities Division has received approval from all state regulatory authorities to provide transportation service of customer-owned gas.

     Propane operations are in competition with other suppliers of propane, natural gas and electricity with respect to price and service. The wholesale cost of propane is subject to fluctuations primarily based on demand, availability of supply and product transportation costs.

     Through its 45 percent interest in WMLLC, Atmos Energy Marketing, LLC competes with other natural gas brokers in obtaining natural gas supplies for customers.

     Atmos Leasing, Inc. also competes with other companies in the leasing of real estate, vehicles and appliances.

     Atmos Storage, Inc. ("Storage") charges rates to the United Cities Division that are subject to review by the various commissions in the states within which the storage service is provided. Therefore, Storage's rates must be competitive with other storage facilities. Storage also stores natural gas for WMLLC. As a result, Storage is in competition with other companies that store natural gas as to rates charged and deliverability of natural gas. Agreements between Storage and the United Cities Division give the United Cities Division first priority to any storage services.

EMPLOYEES

     At September 30, 2000, the Company employed 1,885 persons. See "Utility Sales and Statistical Data by Business Unit" for the number of employees by business unit.

ITEM 2. PROPERTIES

     The Company owns an aggregate of 30,029 miles of underground distribution and transmission mains throughout its gas distribution systems. These mains are located on easements or rights-of-way granted to the Company which generally provide for perpetual use. The Company maintains its mains through a program of continuous inspection and repair and believes that its system of mains is in good condition. The Company also owns and operates two propane peak shaving plants with a total capacity of approximately 330,000 gallons that can produce an equivalent of approximately 4,500 Mcf daily. The Company also owns an LNG storage facility with a capacity of 500,000 Mcf which can inject a daily volume of 30,000 Mcf in the system, as well as underground storage fields which are used to supplement the supply of natural gas in periods of peak demand. It has seven underground gas storage facilities in Kentucky and four in Kansas that have a total storage capacity of approximately 21.1 Bcf. However, approximately
10.0 Bcf of gas in the storage facilities must be retained as cushion gas to maintain reservoir pressure. The maximum daily delivery capability of the storage facilities is approximately 135,000 Mcf.

     Substantially all of the Company's properties in its Greeley Division and United Cities Division with net values of approximately $176.0 million and $319.7 million are subject to liens under First Mortgage Bonds assumed by the Company in its mergers with Greeley Gas Company and United Cities Gas Company. At September 30, 2000, the liens collateralized $17.0 million of outstanding 9.4 percent Series J First Mortgage Bonds due May 1, 2021, and $97.8 million of outstanding Series P, Q, R, T, U and V First Mortgage Bonds due at various dates from 2004 through 2022.

     The Company's administrative offices are consolidated in Dallas, Texas under one lease. The Company also maintains field offices throughout its distribution system, the majority of which are located in leased premises.

     Net property, plant and equipment at September 30, 2000 included approximately $958.4 million for utility, $23.2 million for non-regulated, and $.7 million for propane.

     The Company holds franchises granted by the incorporated cities and towns that it serves. At September 30, 2000, the Company held 460 such franchises having terms generally ranging from five to 25 years. The Company believes that each of its franchises will be renewed.

ITEM 3. LEGAL PROCEEDINGS

     See Note 5 of notes to consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of September 30, 2000, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

                                                  YEARS OF
NAME                                        AGE   SERVICE              OFFICE CURRENTLY HELD
----                                        ---   --------             ---------------------
Robert W. Best............................  53       3       Chairman, President and Chief Executive
                                                               Officer
John P. Reddy.............................  47       2       Senior Vice President and Chief Financial
                                                               Officer
R. Earl Fischer...........................  61       38      Senior Vice President, Utility Operations
Wynn D. McGregor..........................  47       12      Vice President, Human Resources
Louis P. Gregory..........................  45       --      Senior Vice President and General Counsel

     Robert W. Best was named Chairman of the Board, President and Chief Executive Officer in March 1997. He previously served as Senior Vice
President -- Regulated Businesses of Consolidated Natural Gas Company (1996-March 1997) and was responsible for its transmission and distribution companies. Prior to that, he served as Senior Vice President of Transco Energy Company and President of Transcontinental Gas Pipe Line Corporation (1992-1995); and President of Texas Gas Transmission Corporation (1985-1995).

     John P. Reddy was named Senior Vice President and Chief Financial Officer in September 2000. From April 2000 to September 2000, he was Senior Vice President, Chief Financial Officer and Treasurer. Mr. Reddy previously served the Company as Vice President, Corporate Development and Treasurer from December 1998 to March 2000. He joined the Company in August 1998 from Pacific Enterprises, a Los Angeles, California based utility holding company whose principal subsidiary was Southern California Gas Co. where he was Vice President of Planning and Advisory Services responsible for corporate development and merger and acquisition activities. Mr. Reddy was with Pacific Enterprises from 1980 to 1998 in various management and financial positions.

     R. Earl Fischer was named Senior Vice President, Utility Operations in May 2000. He previously served the Company as President of the Energas Division from January 1999 to April 2000 and as President of the Western Kentucky Division from February 1989 to December 1998.

     Wynn D. McGregor was named Vice President, Human Resources in January 1994. He previously served the Company as Director of Human Resources from February 1991 to December 1993 and as Manager, Compensation and Employment from December 1987 to January 1991.

     Louis P. Gregory joined the Company as Senior Vice President and General Counsel in September 2000. Prior to joining the Company, he practiced law from April 1999 to August 2000 with the law firm of McManemin & Smith. Prior to that, he served as a consultant and independent contractor from August 1996 to December 1998 for Nomas Corp. (formerly known as Lomas Mortgage USA, Inc.) and Siena Holdings, Inc. (formerly known as Lomas Financial Corporation). He served in various legal positions with Lomas Financial Corporation, a diversified financial services company, and its affiliates, from August 1988 to June 1996, ultimately as Senior Vice President and General Counsel.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's stock trades on the New York Stock Exchange under the trading symbol "ATO." The high and low sale prices and dividends paid per share of the Company's common stock for fiscal 2000 and 1999 are listed below. The high and low prices listed are the actual closing NYSE quotes for Atmos shares.

                                                                      FISCAL YEAR 2000
                                                              --------------------------------
                                                                                     DIVIDENDS
                                                               HIGH        LOW         PAID
                                                              ------      -----      ---------
Quarter ended:
  December 31...............................................   $25         $20         $.285
  March 31..................................................    20 3/16     15 9/16     .285
  June 30...................................................    20 9/16     14 3/4      .285
  September 30..............................................    23 1/4      18 1/2      .285
                                                                                       -----
                                                                                       $1.14
                                                                                       =====

                                                                      FISCAL YEAR 1999
                                                              --------------------------------
                                                                                     DIVIDENDS
                                                               HIGH        LOW         PAID
                                                              ------      -----      ---------
Quarter ended:
  December 31...............................................   $32 1/4     $28 3/8     $.275
  March 31..................................................    32 11/16    23 1/16     .275
  June 30...................................................    26 5/16     24          .275
  September 30..............................................    26 3/8      23 7/8      .275
                                                                                       -----
                                                                                       $1.10
                                                                                       =====

     See Note 3 of notes to consolidated financial statements for restriction on payment of dividends. The number of record holders of the Company's common stock on September 30, 2000 was 32,394.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements included herein.

                                              YEAR ENDED SEPTEMBER 30,
                           --------------------------------------------------------------
                              2000         1999         1998         1997         1996
                           ----------   ----------   ----------   ----------   ----------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues.......  $  850,152   $  690,196   $  848,208   $  906,835   $  886,691
                           ==========   ==========   ==========   ==========   ==========
Net income...............  $   35,918   $   17,744   $   55,265   $   23,838   $   41,151
                           ==========   ==========   ==========   ==========   ==========
Diluted net income per
  share..................  $     1.14   $      .58   $     1.84   $      .81   $     1.42
                           ==========   ==========   ==========   ==========   ==========
Cash dividends per
  share..................  $     1.14   $     1.10   $     1.06   $     1.01   $      .98
                           ==========   ==========   ==========   ==========   ==========
Total assets at end of
  year...................  $1,348,758   $1,230,537   $1,141,390   $1,088,311   $1,010,610
                           ==========   ==========   ==========   ==========   ==========
Long-term debt at end of
  year...................  $  363,198   $  377,483   $  398,548   $  302,981   $  276,162
                           ==========   ==========   ==========   ==========   ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This section provides management's discussion of Atmos Energy Corporation's (the "Company" or "Atmos") financial condition, cash flows and results of operations with specific information on liquidity, capital resources and results of operations. It includes management's interpretation of such financial results, the factors affecting these results, the major factors expected to affect future operating results and future investment and financing plans. This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements contained in this Annual Report on Form 10-K may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Report are forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, any other of the Company's documents or oral presentations, the words "anticipate," "expect," "estimate," "plans," "believes," "objective," "forecast," "goal" or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company's strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: national, regional and local economic conditions, including competition from other energy suppliers as well as alternative forms of energy; regulatory and business trends and decisions, including the impact of pending rate proceedings before various state regulatory commissions; successful implementation of new technologies and systems, including any technologies and systems related to the Company's customer support center and billing operations; weather conditions that would be adverse to its business such as the continuation of warmer than normal weather in the Company's service territories; successful completion and integration of pending acquisitions; inflation rates, including their effect on commodity prices for natural gas; hedging and market risk activities; further deregulation or "unbundling" of the natural gas distribution industry and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, the Company undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

RATEMAKING ACTIVITY

     The following is a discussion of the Company's ratemaking activity for rate cases that are currently pending as of September 30, 2000 or rate proceedings completed during the three years ended September 30, 2000.

     Results of the Company's rate activity for the three years ended September 30, 2000 can be summarized as follows: rate increases totaling $12.1 million implemented in 2000, no rate changes in 1999 and rate reductions of $1.8 million in 1998. In addition, the Illinois Commerce Commission granted the Company an increase of $1.4 million in Illinois effective October 23, 2000.

     In August 1999, the Energas Division filed rate cases in its West Texas System cities and Amarillo, Texas, requesting rate increases of approximately $9.8 million and $4.4 million. The Energas Division received an increase in annual revenues of approximately $2.1 million in base rates plus an increase of $.1 million in service charges in Amarillo, Texas, effective for bills rendered on or after January 1, 2000. The agreement with Amarillo also provided for changes in the rate structure to reduce the impact of warmer than normal weather and to improve the recovery of the actual cost of service calls. The Energas Division's requests for an annual increase of approximately $9.8 million from the 67 cities served by its West Texas System were denied. In

March 2000, such decisions were appealed to the Railroad Commission of Texas. Subsequently, 59 cities representing approximately 58 percent of Energas' customers ratified a non-binding Settlement Agreement. The Settlement Agreement caps the rate increase at $3.0 million and entitles the ratifying cities to accept a rate increase below $3.0 million in the event the Commission adopts a lesser increase for the non-ratifying cities. Eight cities, including Lubbock, Texas, declined to participate in the settlement and a hearing with the Railroad Commission of Texas was held in August 2000. A final resolution is expected in December 2000. At this time, the Company cannot predict the outcome of this rate proceeding.

     In June 1999, the Trans La Division appeared before the Louisiana Public Service Commission for a rate investigation and to redesign rates to mitigate the effects of warm winter weather. A decision was rendered by the Louisiana Commission in October 1999 that increased service charges associated with customer service calls and increased the monthly customer charges from $6 to $9, both effective November 1, 1999. While these changes are revenue neutral, they will mitigate the impact of warmer than normal winter weather on earnings. The decision also included a three-year rate stabilization clause which will allow the Trans La Division's rates to be adjusted annually to allow the Company to earn a minimum return on equity of 10.5 percent.

     In May 1999, the Western Kentucky Division requested from the Kentucky Public Service Commission ("KPSC") an increase in revenues, a weather normalization adjustment ("WNA") and changes in rate design to shift a portion of revenues from commodity charges to fixed rates. In December 1999, the KPSC granted an increase in annual revenues of approximately $9.9 million. The new rates were effective for services rendered on or after December 21, 1999. In addition, the KPSC approved a five-year pilot program for weather normalization beginning in November 2000.

     On June 9, 1998, the KPSC issued an Order approving an Experimental Performance-based Ratemaking ("PBR") mechanism related to gas procurement and gas transportation activities filed by the Western Kentucky Division. The PBR mechanism is incorporated into the Western Kentucky Division's gas cost adjustment clause. As discussed above, it provides for sharing of purchased gas cost savings between the consumers and the Company. The Company recognized other income of $2.1 million and $2.0 million under the Kentucky PBR in fiscal 2000 and fiscal 1999.

     On November 3, 2000, the Greeley Division filed a rate case with the Colorado Public Utilities Commission for approximately $4.2 million annually. A decision is expected in the case by July 2001.

     Effective April 1, 1999, the Tennessee Regulatory Authority approved the United Cities Division's request to continue its PBR mechanism related to gas procurement and gas transportation activities for a three-year period. The Authority revised the mechanism from the original two-year experimental period, by increasing the cap for incentive gains and/or losses to $1.25 million per year. Similar to Tennessee, the Georgia Public Service Commission renewed the Company's PBR program for an additional three years effective May 1, 1999. The gas purchase and capacity release mechanisms of the PBRs are designed to provide the Company incentives to find innovative methods to lower gas costs to its customers. The Company recognized other income of $179,000 and $176,000 in fiscal years 2000 and 1999 for the Georgia and Tennessee PBRs.

     In February 2000, the United Cities Division filed a rate case in Illinois with the Illinois Commerce Commission requesting an increase in annual revenues of approximately $3.1 million. After review by the Illinois Commerce Commission, the amount requested was revised to approximately $2.1 million. The United Cities Gas Division received an increase in annual revenues of approximately $1.4 million. The new rates went into effect on October 23, 2000 and will be collected primarily through an increase in customer charges.

     In March 2000, the United Cities Division filed a rate case in Virginia with the State Corporation Commission of the Commonwealth of Virginia requesting an increase in annual revenues of approximately $2.3 million. The State Corporation Commission of Virginia reviewed the filing to determine if it met the appropriate rules and regulations. In July 2000, the Company refiled the case requesting an increase in revenues of approximately $2.1 million. The Commission accepted the revised filing. The Company expects the new rates to be effective in December 2000. At this time, the Company cannot predict the outcome of this rate proceeding.

WEATHER AND SEASONALITY

     The Company's natural gas distribution business and irrigation sales business are seasonal and dependent upon weather conditions in the Company's service areas. Natural gas sales to residential, commercial and public authority customers are affected by winter heating season requirements. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to industrial customers are much less weather sensitive. Sales to agricultural customers, who typically use natural gas to power irrigation pumps during the period from March through September, are affected by rainfall amounts. The effects of significantly warmer than normal winter weather in 2000, 1999 and 1998 on the Company's consolidated volumes delivered are illustrated by the following degree day information.

                                                            YEAR ENDED SEPTEMBER 30,
                                                            -------------------------
                                                            2000      1999      1998
                                                            -----     -----     -----
Sales volumes -- Bcf......................................  138.2     140.1     159.4
Transportation volumes -- Bcf.............................   59.4      55.5      56.2
                                                            -----     -----     -----
          Total...........................................  197.6     195.6     215.6
                                                            =====     =====     =====
Degree days:
  Actual..................................................  3,302     3,374     3,799
  % of normal.............................................     82%       85%       95%

     The effects of weather that is above or below normal are offset in the Tennessee and Georgia jurisdictions served by the United Cities Division through WNAs. The Georgia Public Service Commission and the Tennessee Regulatory Authority have approved WNAs. The WNAs, effective October through May each year in Georgia, and November through April each year in Tennessee, allow the United Cities Division to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the WNAs was an increase in revenues of $4.1 million, $4.4 million and $.7 million in 2000, 1999 and 1998. Approximately 190,000 or 17 percent of the Company's meters in service are located in Georgia and Tennessee. The Company did not have WNAs in its other service areas during the year ended September 30, 2000. In both its rate cases settled in 2000, the Company received approvals to mitigate the effects of weather. The Kentucky Public Service Commission approved a five-year pilot program for weather normalization beginning in November 2000. Also, the Company received approval to change its rate structure in Amarillo, Texas, beginning in January 2000 to help offset some of the negative effects of weather.

     In July 2000, the Company entered into an agreement to purchase weather hedges for its Texas and Louisiana operations effective for the 2000-2001 heating season. The hedges should mitigate the effects of weather that is at least seven percent warmer than normal in both Texas and Louisiana while preserving any upside. The hedges also allow for an adjustment in weighting between Louisiana and Texas related to the timing of the closing of the Louisiana acquisition.

     For further information regarding the impact of weather and seasonality on operating results, see Note 16, "Selected Quarterly Financial Data (unaudited)" in notes to consolidated financial statements herein.

                        CAPITAL RESOURCES AND LIQUIDITY
                 (SEE "CONSOLIDATED STATEMENTS OF CASH FLOWS")

     Fiscal 2000 was a year in which total cash outflows exceeded total cash inflows. This was generally the result of the combination of lower than normal cash flows from operating activities as a result of warmer than normal weather and higher than normal capital expenditures, primarily due to acquisitions. This cash shortfall was financed with short-term debt and sales of common stock through the Company's Employee Stock Ownership Plan ("ESOP") and its Direct Stock Purchase Plan ("DSPP").

CASH FLOWS FROM OPERATING ACTIVITIES

     Cash flows from operating activities as reported in the consolidated statement of cash flows totaled $54.2 million for 2000 compared with $84.7 million for 1999 and $91.7 million for 1998. The decrease in net cash provided by operating activities from 1999 to 2000 was primarily the result of increases in accounts receivable and gas storage inventories primarily due to higher gas prices, partially offset by higher net income. The increase in net income was primarily due to higher gross profit, reduced operating expenses and increased other income, partially offset by higher interest charges.

CASH FLOWS FROM INVESTING ACTIVITIES

     During the last three years, a substantial portion of the Company's cash resources was used to fund technology improvements, acquisitions and its ongoing construction program to provide natural gas services to a growing customer base. Net cash used in investing activities totaled $100.1 million in 2000 compared with $109.6 million in 1999 and $118.8 million in 1998. Capital expenditures in fiscal 2000 amounted to $75.6 million, compared with $110.4 million in 1999 and $135.0 million in 1998. Completion of technology infrastructure and business process changes, implementation of Oracle enterprise resource planning system and Year 2000 readiness projects in 1999 allowed the Company to significantly reduce its capital expenditures for fiscal 2000. Included in investing activities in 2000 is $32.0 million used to acquire the Missouri natural gas distribution assets of Associated Natural Gas ("ANG") as discussed in Note 2 of notes to consolidated financial statements. Currently budgeted capital expenditures for fiscal 2001 total approximately $81.0 million and include funds for additional mains, services, meters and equipment. In fiscal 2001, the Company also plans to complete the LGS acquisition for $375.0 million and the acquisition of the remaining 55 percent of WMLLC for 1,423,193 restricted shares of Atmos common stock, subject to adjustment, as discussed in Note 2 of the notes to consolidated financial statements. Capital expenditures and acquisitions for fiscal 2001 are planned to be financed from internally generated funds and financing activities as discussed below. In 2000, the Company received net proceeds of $6.5 million in connection with the sale of certain propane assets to Heritage Propane Partners, L.P. as discussed in Note 1 of notes to consolidated financial statements. In 1998, the Company received $16.0 million from the sale of office buildings and an airplane.

CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash provided by financing activities totaled $44.7 million for 2000 compared with $28.7 million for 1999 and $25.9 million for 1998. Financing activities during these periods included issuance of common stock, dividend payments, short-term borrowings from banks under the Company's credit lines and issuance and repayment of long-term debt. The increase in cash provided in 2000 as compared to 1999 is due to lower repayments of long-term debt. Long-term debt payments totaled $14.6 million, $61.0 million and $16.3 million for 2000, 1999 and 1998. Payments of long-term debt in 2000, 1999 and 1998 consisted of annual installments under the various loan documents. During 2000, short-term debt increased $81.7 million due to the effect of warmer weather on net income for 2000, the acquisition of ANG for $32.0 million and increases in accounts receivable, cost of gas stored underground and deferred charges. During 1999, short-term debt increased $101.9 million due largely to lower net income and cash requirements of $61.0 million for repayments of long-term debt and capital expenditures of $110.4 million primarily for technology improvements. In 1998, short-term debt decreased $100.9 million due to the application of a portion of the $150.0 million proceeds from the issuance of 6.75 percent debentures. In July 1998, the Company issued

$150.0 million of 30-year 6.75 percent debentures. The debentures are rated A3 by Moody's and A- by Standard & Poor's.

     Issuance of common stock. The Company issued 704,540, 849,481 and 755,882 shares of common stock in 2000, 1999 and 1998 under its various plans. See the Consolidated Statements of Shareholders' Equity and Note 6 of the accompanying notes to consolidated financial statements for the number of shares previously issued and available for future issuance under each of the Company's plans.

     Cash dividends paid. The Company paid $36.0 million in cash dividends during 2000 compared with $33.9 million in 1999 and $31.8 million in 1998. Atmos raised the dividend $.04 per share during 2000 and 1999 and $.05 per share in 1998.

LIQUIDITY

     The excess of cash outflows over inflows has resulted in an increase in debt as a percentage of total capitalization, including short-term debt, as shown in the table below.

                                                             SEPTEMBER 30,
                                                 -------------------------------------
                                                        2000                1999
                                                 ------------------   ----------------
                                                            (IN THOUSANDS)
Short-term debt................................  $  250,047    24.4%  $168,304    17.9%
Long-term debt.................................     380,764    37.2%   395,331    42.0%
Shareholders' equity...........................     392,466    38.4%   377,663    40.1%
                                                 ----------   -----   --------   -----
Total capitalization, including short-term
  debt.........................................  $1,023,277   100.0%  $941,298   100.0%
                                                 ==========   =====   ========   =====

     The debt as a percentage of total capitalization, including short-term debt, was 61.6 percent and 59.9 percent at September 30, 2000 and 1999. The Company's long-term plans are to decrease the debt to capitalization ratio to nearer its target range of 50-52 percent through cash flow generated from operations, continued issuance of new common stock under its DSPP and ESOP, access to the debt and equity capital markets through its $500.0 million shelf registration statement and reduction of annual capital expenditures to the range of $75.0 million to $85.0 million. However, as discussed above, due to the pending acquisitions of LGS and WMLLC, as well as the effects of higher purchased gas costs, it is likely that the debt to capitalization ratio will be substantially higher in the near term.

     At September 30, 2000, the Company had short-term committed credit facilities totaling $800.0 million. One short-term unsecured credit facility, which serves as a backup liquidity facility for the Company's commercial paper program, is for $300.0 million. A second facility is for $15.0 million. These credit facilities are negotiated at least annually. In addition, on August 3, 2000, the Company entered into a $485.0 million short-term unsecured credit facility with interest starting at LIBOR plus 75 basis points which will provide $385.0 million of bridge financing for the LGS acquisition including related costs and $100.0 million for refinancing certain existing debt. No amounts were outstanding under these facilities at September 30, 2000.

     At September 30, 2000, the Company also had uncommitted short-term credit lines of $90.0 million, all of which were unused. In October 1998, the Company began a $250.0 million commercial paper program which was increased to $300.0 million in August 2000. The commercial paper program is supported by the $300.0 million committed line of credit discussed above. At September 30, 2000, the Company had $250.0 million of commercial paper outstanding.

     The loan agreements pursuant to which the Company's Senior Notes and First Mortgage Bonds have been issued contain covenants by the Company with respect to the maintenance of certain debt-to-equity ratios and cash flows and restrictions on the payment of dividends. See Note 3 of the accompanying notes to consolidated financial statements for more information on these covenants.

     See Note 5 "Contingencies" for information regarding guarantees of certain accounts payable and short-term borrowings of WMLLC.

FUTURE CAPITAL REQUIREMENTS

     The Company believes that internally generated funds, its credit facilities, commercial paper program and access to the public debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for fiscal 2001. As discussed above, the Company has access to $315.0 million under its committed lines of credit and $90.0 million under its uncommitted lines. The Company also has a $485.0 million short-term unsecured credit facility to provide $385.0 million for bridge financing for the LGS acquisition and $100.0 million for refinancing certain existing debt.

     In December 1999, the Company filed a universal shelf registration statement with the Securities and Exchange Commission ("SEC") to issue, from time to time, up to $500.0 million in new common stock and/or debt. In connection with this filing, the Company also filed applications for approval to issue securities with six state utility commissions. The Company has received approvals from all six required states and the registration statement has been declared effective. No further state or federal regulatory approvals will be required before any debt or equity securities may be issued under the shelf registration statement by the Company from time to time. The universal shelf should provide the Company with greater flexibility in its financing options.

                     RESULTS OF OPERATIONS -- CONSOLIDATED

YEAR ENDED SEPTEMBER 30, 2000 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1999

     To assist in understanding the results of operations, Item 6, "Selected Financial Data" summarizes trends in major financial statement captions and the following table presents the negative effects of weather on reported consolidated net income for the last three years. Earnings per share amounts presented in this discussion are on a diluted basis.

                                                 YEAR ENDED SEPTEMBER 30,
                                    ---------------------------------------------------
                                         2000              1999              1998
                                    ---------------   ---------------   ---------------
                                               PER               PER               PER
                                    AMOUNT    SHARE   AMOUNT    SHARE   AMOUNT    SHARE
                                    -------   -----   -------   -----   -------   -----
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income as reported............  $35,918   $1.14   $17,744   $ .58   $55,265   $1.84
Effects of weather................   27,900            28,224             3,485
                                    -------           -------           -------
Estimated net income with normal
  weather.........................  $63,818   $2.02   $45,968   $1.49   $58,750   $1.96
                                    =======           =======           =======

NET INCOME AS REPORTED

     The Company reported net income of $35.9 million, or $1.14 per diluted share, on operating revenues of $850.2 million for the fiscal year ended September 30, 2000. Net income for 1999 was $17.7 million, or $.58 per diluted share, on operating revenues of $690.2 million.

     Revenues and purchased gas cost increased in 2000 as compared to 1999 due to higher gas costs which are passed through to customers. Gas costs averaged $3.79 per Mcf in 2000 compared to $2.79 per Mcf in 1999.

     Gross profit increased $25.9 million in 2000 compared to 1999 primarily due to the partial year impact of rate increases in Kentucky and Amarillo, Texas, the addition of approximately 48,000 Missouri customers due to an acquisition and increased volumes associated with the irrigation business.

     Operation and maintenance expenses decreased $9.3 million in 2000 compared with 1999 primarily due to cost reduction initiatives implemented due to the warm winter weather. However, an increase of $8.8 million in the provision for doubtful accounts in 2000 as compared with 1999 caused a substantial decrease in net cost reductions. The increase in bad debt expense occurred during the transition from local offices to a centralized customer service center and the implementation of a new company-wide customer billing system. During this transition, the Company temporarily suspended service cutoffs and its normal efforts to collect past due receivables. In addition, increased depreciation and interest expense related to the cost of the new systems and business practice changes adversely affected financial results. Actions to address these issues were initiated in 2000. Ultimately, the Company expects significant efficiencies to result from the technology and business model changes.

     Other income for 2000 includes a gain of $5.8 million ($3.7 million after tax) from the sale of non-utility assets. In addition, the Company acquired a
6.5 percent indirect interest in Heritage Propane Partners, L.P., the fifth largest retail propane distributor in the United States.

     Results for three consecutive years have been negatively impacted by warmer than normal weather. Atmos experienced its warmest winter ever in fiscal 2000. Across the Atmos system, weather was approximately 18 percent warmer than normal and approximately two percent warmer than last year. In response to this trend, the Company has purchased weather hedges to mitigate the effects of warmer than normal weather in fiscal 2001, as previously discussed under "Weather and seasonality". Had the weather hedges been in effect in fiscal 2000, they would have increased net income by approximately $.25 per diluted share.

     For fiscal year 1999, the Company reported net income of $17.7 million, or $.58 per diluted share, on operating revenues of $690.2 million. The results of operations for 1999 were negatively impacted by weather that was warmer than normal, as well as warmer than 1998. Across the Atmos system, weather was more than 15 percent warmer than normal and more than 11 percent warmer than 1998. Rainfall in West Texas exceeded average rainfall levels for the region by more than 32 percent during the 1999 irrigation season, resulting in a 43 percent decrease in irrigation sales compared to 1998. In addition, increased depreciation and interest expense related to assets placed in service in advance of recognition in rates adversely affected financial results. Earnings were also reduced by a charge of $3.25 million ($2.07 million after tax) in the second quarter for settlement of litigation in Louisiana.

     Net income for 1999 was also negatively impacted by operating and maintenance expenses that were higher than 1998 as a result of the first full year of operation of the Company's customer support center in Amarillo, process improvement initiatives related to the new customer information and billing system and the accounting and human resource systems placed in service during the year and Year 2000 readiness initiatives. Operation and maintenance expenses also included increased reserves of $6.8 million for the possible write-off of accounts receivable resulting from a temporary suspension in service cutoffs and normal efforts to collect past due receivables in connection with the Company's conversion to the new customer information and billing system. In addition to lower gross profit resulting from adverse weather conditions, gross profit for the year was reduced $4.3 million by reserves established for deferred gas costs that are not expected to be recoverable.

     Finally, 1999 results were positively impacted by a change in accounting principle adopted by WMLLC, a gas marketing and services company in which Atmos owns a 45 percent interest. WMLLC adopted Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF 98-10"), the effect of which added $2.4 million to other income.

     For fiscal year 1998, the Company reported net income of $55.3 million, or $1.84 per diluted share, on operating revenues of $848.2 million. Although revenues for 1998 were lower as a result of winter weather that was five percent warmer than normal, as well as warmer than 1997, earnings improved due to gains on asset sales totaling $3.3 million ($2.2 million after tax), lower operation and maintenance expenses and increased irrigation sales. Operation and maintenance expenses were lower for 1998 due to a company-wide restructuring of the organization and Atmos' integration of the United Cities Division. Sales of gas in West Texas to farmers for fueling irrigation pumps increased due to hot and dry summer weather in 1998. Irrigation volumes increased 34 percent in 1998 compared with 1997.

CONSOLIDATED OTHER INCOME, INTEREST CHARGES AND INCOME TAXES

  Other income

     Other, net was $7.4 million, $3.0 million and $5.9 million for 2000, 1999 and 1998. The increase in 2000 as compared to 1999 was primarily due to the $5.8 million ($3.7 million after tax) gain resulting from the sale of non-utility assets. The $3.0 million in 1999 was primarily due to income from performance-based rates which were implemented in Kentucky in 1998. The $5.9 million in 1998 was primarily due to the $3.3 million gain from sale of certain assets obtained in the merger with UCGC.

  Interest charges

     Interest charges totaled $43.8 million, $37.1 million and $35.6 million in 2000, 1999 and 1998. The increase in 2000 was primarily due to $3.7 million of interest being capitalized in 1999 in connection with the significant technology projects that were placed in service as well as higher average debt outstanding and higher interest rates in 2000. The increases in total debt outstanding in 2000, 1999 and 1998 were related to funding infrastructure, technology, process changes and customer support investments. Also in 2000, total debt increased due to the $32.0 million acquisition of ANG and increased gas costs.

  Income taxes

     The provision for income taxes was $20.3 million, $9.6 million and $31.8 million for 2000, 1999 and 1998. Changes in income taxes are primarily related to changes in pre-tax income. For further information regarding income taxes, see Note 4 of notes to consolidated financial statements.

  Net income by segment

     The Company operated three business segments in 2000: utility operations, propane operations, which were sold August 10, 2000, and non-regulated operations which include the Company's 45 percent interest in WMLLC. The following table sets forth the net income (loss) of each of these segments for 2000, 1999 and 1998.

                                                           YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Utility.................................................  $22,459   $10,800   $43,332
Propane.................................................    2,602      (869)      (66)
Non-regulated...........................................   10,857     7,813    11,999
                                                          -------   -------   -------
Consolidated net income.................................  $35,918   $17,744   $55,265
                                                          =======   =======   =======

     For additional financial information regarding the Company's segments, see
Note 11 of notes to consolidated financial statements and the following discussion of the "Results of Operations" for each segment.

                        RESULTS OF OPERATIONS -- UTILITY

     Key financial and operating data for the Company's utility operations before intercompany eliminations are highlighted in the following table.

                                                             YEAR ENDED SEPTEMBER 30,
                                                   ---------------------------------------------
                                                       2000            1999            1998
                                                   -------------   -------------   -------------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER MCF DATA)
FINANCIAL
  Operating revenues.............................   $  739,951      $  621,211      $  739,930
  Purchased gas cost.............................      438,587         343,338         438,920
                                                    ----------      ----------      ----------
          Gross profit...........................      301,364         277,873         301,010
  Operating expenses.............................      225,703         228,873         200,345
                                                    ----------      ----------      ----------
          Operating income.......................       75,661          49,000         100,665
  Other income...................................        3,351           2,763             843
  Interest charges...............................       44,156          35,799          33,181
  Income taxes...................................       12,397           5,164          24,995
                                                    ----------      ----------      ----------
          Net income.............................   $   22,459      $   10,800      $   43,332
                                                    ==========      ==========      ==========
OPERATING
  Sales volumes (MMcf)...........................      119,470         125,279         136,748
  Transportation (MMcf)..........................       80,182          69,877          70,217
                                                    ----------      ----------      ----------
          Total volumes (MMcf)...................      199,652         195,156         206,965
                                                    ==========      ==========      ==========
Meters in service, end of year(1)................    1,096,599       1,037,995       1,004,532
Average gas sales price/Mcf......................   $     5.91      $     4.71      $     5.17
Average cost of gas/Mcf..........................   $     3.67      $     2.74      $     3.21
Average margin per Mcf sold......................   $     2.24      $     1.97      $     1.96
Average transportation revenue/Mcf...............   $      .33      $      .35      $      .37

---------------

(1) Includes 12,273, 12,711, and 14,257 non-regulated irrigation meters for 2000, 1999, and 1998.

YEAR ENDED SEPTEMBER 30, 2000 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1999

     Operating revenues increased approximately 19 percent to $740.0 million in 2000 from $621.2 million in 1999 due primarily to an increase of 25 percent in sales price per thousand cubic feet ("Mcf") of gas sold. The increase in sales price reflects an increase in the commodity cost of gas, which is passed through to end users, and rate increases implemented in 2000. Sales volumes to all classes of customers decreased approximately 5.8 billion cubic feet ("Bcf") in 2000 while transportation volumes delivered to industrial and agricultural customers increased approximately 10.3 Bcf. Total sales and transportation volumes delivered increased two percent to 199.7 Bcf in 2000, as compared with
195.2 Bcf in 1999.

     Gross profit increased by approximately eight percent to $301.4 million in 2000 from $277.9 million in 1999. Factors contributing to the increase in gross profit were primarily rate increases totaling approximately $12.1 million implemented in fiscal 2000 and an increase in transportation volumes of 10.3 Bcf.

     Operating expenses decreased $3.2 million or one percent to $225.7 million in 2000. The decrease in operating expenses was due to cost reduction efforts in response to the warm winter. The cost reductions more than offset increased reserves for the possible write-off of accounts receivable resulting from a temporary suspension in service cutoffs and normal efforts to collect past due receivables in connection with the Company's conversion to the new customer information and billing system.

YEAR ENDED SEPTEMBER 30, 1999 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1998

     Operating revenues decreased approximately 16 percent to $621.2 million in 1999 from $739.9 million in 1998 due to a decrease of eight percent in sales volumes and a decrease of nine percent in the average sales price per Mcf of gas sold. The decrease in sales price reflects a decrease in the commodity cost of gas, which is passed through to end users, and rate decreases implemented in 1998. Sales to weather sensitive residential, commercial and public authority customers decreased approximately 10.1 Bcf in 1999. Total sales and transportation volumes delivered decreased six percent to
195.2 Bcf in 1999, as compared with 207.0 Bcf in 1998. The volume decrease was primarily due to lower demand as a result of weather that was 11 percent warmer in 1999 than in 1998.

     Gross profit decreased by approximately eight percent to $277.9 million in 1999 from $301.0 million in 1998. Factors contributing to the lower gross profit were a decrease in sales volumes of 11.5 Bcf or eight percent due to the effect of 11 percent warmer weather than in 1998, rate decreases totaling approximately $1.8 million implemented in fiscal 1998 in Colorado and Virginia and a reserve of $4.3 million established for deferred gas costs that are not expected to be recoverable.

     Operating expenses increased $28.5 million or 14 percent to $228.9 million in 1999. The increase in operating expenses was due to the first full year of operation of the Company's Customer Support Center in Amarillo, process improvement initiatives related to the new customer information and billing system and the accounting and human resource systems placed in service during the year and Year 2000 readiness initiatives. Operation expenses also included increased reserves of $6.8 million for the possible write-off of accounts receivable resulting from a temporary suspension in service cutoffs and normal efforts to collect past due receivables in connection with the Company's conversion to the new customer information and billing system.

                        RESULTS OF OPERATIONS -- PROPANE

     Key financial and operating data for the propane operations are presented in the following table.

                                                           YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                          2000(1)    1999      1998
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS,
                                                            EXCEPT PER GALLON DATA)
FINANCIAL
  Operating revenues....................................  $22,550   $22,944   $29,091
  Purchased gas cost....................................   13,028    11,155    17,709
                                                          -------   -------   -------
          Gross profit..................................    9,522    11,789    11,382
  Operating expenses....................................   10,130    12,332    10,763
                                                          -------   -------   -------
          Operating income (loss).......................     (608)     (543)      619
  Other income..........................................    6,090       482       174
  Interest charges......................................    1,319     1,231       897
  Income tax expense (benefit)..........................    1,561      (423)      (38)
                                                          -------   -------   -------
          Net income (loss).............................  $ 2,602   $  (869)  $   (66)
                                                          =======   =======   =======
OPERATING
  Propane heating degree days:
     Actual.............................................    3,518     3,440     3,799
     % of normal........................................       87%       85%       94%
  Sales volumes (000 gallons):
     Retail.............................................   17,349    19,700    17,229
     Wholesale..........................................    1,980     2,591     6,183
                                                          -------   -------   -------
          Total.........................................   19,329    22,291    23,412
                                                          =======   =======   =======
Average selling price/gallon............................  $  1.03   $   .88   $   .88
Average cost/gallon.....................................  $   .62   $   .44   $   .53
Customers, end of year(1)...............................       --    39,539    37,400

---------------

(1) The amounts for United Cities Propane, Inc. for 2000 represent only 10 months of operations because it was combined with Heritage as discussed in
    Note 1 of notes to consolidated financial statements, effective August 10, 2000. At that time it had 40,515 customers.

YEAR ENDED SEPTEMBER 30, 2000 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1999

     Propane revenues decreased $.3 million from $22.9 million in 1999 to $22.6 million in 2000 primarily due to including only 10 months of operations. The propane business was combined with Heritage as discussed in Note 1 of notes to consolidated financial statements, effective August 10, 2000. Subsequently, the Company's share of propane results are reflected on an equity basis.

     Purchased gas cost increased $1.8 million from $11.2 million in 1999 to $13.0 million in 2000 due primarily to generally higher fuel costs. Additionally, the average cost per gallon increased $.18 per gallon from $.44 per gallon in 1999 to $.62 per gallon in 2000.

     Operating expenses decreased $2.2 million from $12.3 million in 1999 to $10.1 million in 2000 due primarily to the shorter operating period in 2000.

YEAR ENDED SEPTEMBER 30, 1999 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1998

     Propane revenues decreased $6.2 million from $29.1 million in 1998 to $22.9 million in 1999 primarily due to decreased wholesale volumes sold as a result of the implementation of the Company's plan to exit the wholesale propane supply and transportation business. Partially offsetting this decrease was an increase in the retail gallons sold as a result of the acquisitions of Ingas, Inc. in May, 1998; Harris Propane Gas Company, Inc. in July 1998; Massey Propane Gas Company and E-Con Gas, Inc. in August 1998 and Shaw LP Gas, Inc. in September 1998. The Company exited the less profitable propane transportation, cylinder exchange and appliance sales and service businesses in 1999.

     Purchased gas cost decreased $6.5 million from $17.7 million in 1998 to $11.2 million in 1999 due primarily to decreased wholesale volumes sold. Additionally, the average cost per gallon decreased $.09 per gallon from $.53 per gallon in 1998 to $.44 per gallon in 1999. This decrease was partially offset by the cost of increased retail gallons sold due to the acquisitions made during fiscal 1998.

     Operating expenses increased $1.5 million from $10.8 million in 1998 to $12.3 million in 1999 due primarily to the acquisitions made during fiscal 1998.

     Interest expense increased $.3 million due to increased debt related to the acquisitions in 1998 and slightly higher interest rates in 1999.

                     RESULTS OF OPERATIONS -- NON-REGULATED

     This segment is currently composed of four parts. Atmos Storage, Inc. owns underground storage fields in Kansas and Kentucky and provides storage services to the United Cities Division and the Greeley Division and other non-regulated customers. Atmos Energy Services, Inc. ("AESI") markets gas to irrigation and industrial customers in West Texas through Enermart Energy Services Trust ("Enermart") and to industrial customers in Louisiana and is developing plans for marketing various non-regulated services and products. Atmos Energy Marketing, LLC, owns the Company's 45 percent investment in WMLLC, a gas marketing and energy management services business. Atmos Leasing, Inc., leases buildings and vehicles to the United Cities Division and gas appliances to residential customers.

     Key financial data for the non-regulated segment are set forth below.

                                                           YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Operating revenues......................................  $96,305   $53,416   $80,672
Purchased gas cost......................................   81,485    43,284    61,228
                                                          -------   -------   -------
          Gross profit..................................   14,820    10,132    19,444
Operating expenses......................................    6,103     4,350     7,849
                                                          -------   -------   -------
          Operating income..............................    8,717     5,782    11,595
Other income (loss).....................................    2,565       (96)    4,834
Equity in earnings of unconsolidated investment.........    7,307     7,156     3,920
Interest charges........................................    1,371       215     1,501
Income taxes............................................    6,361     4,814     6,849
                                                          -------   -------   -------
          Net income....................................  $10,857   $ 7,813   $11,999
                                                          =======   =======   =======
Gas Sales (MMcf)
  Irrigation............................................   13,174     9,655    17,018
  Industrial............................................    5,555     5,185     5,607
                                                          -------   -------   -------
          Total.........................................   18,729    14,840    22,625
                                                          =======   =======   =======

YEAR ENDED SEPTEMBER 30, 2000 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1999

     Operating revenues increased 80 percent from $53.4 million in 1999 to $96.3 million in 2000 due primarily to increased West Texas non-regulated irrigation and industrial sales volumes related to irrigation demand, and secondly, to higher sales prices reflecting higher gas costs. The increase in irrigation revenues was due to decreased rainfall during the growing season in West Texas in 2000.

     Operating expenses increased $1.8 million in 2000 primarily due to increased irrigation volumes and related activity in West Texas.

     Other income increased $2.7 million in 2000 from 1999 primarily due to increased intercompany interest income of $2.2 million in 2000. Equity in earnings of unconsolidated investment increased $.2 million in 2000 from 1999, reflecting the Company's 45 percent interest in the earnings of WMLLC. Interest charges increased $1.2 million due primarily to increased short-term debt in 2000 as compared with 1999.

YEAR ENDED SEPTEMBER 30, 1999 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1998

     Operating revenues decreased 34 percent from $80.7 million in 1998 to $53.4 million in 1999 due primarily to decreased West Texas non-regulated irrigation and industrial revenues. The decrease in irrigation revenues was due to increased rainfall and cooler summer temperatures in West Texas. Storage revenues also decreased due to decreased volumes withdrawn from underground storage as a result of warmer than normal winter weather in Kansas and Tennessee.

     Operating expenses decreased $3.5 million in 1999 due primarily to Enermart entering into an all-inclusive gas transportation service agreement with the Energas Division which resulted in costs which Enermart had previously classified as operation expense being classified as cost of gas in 1999. Decreased irrigation volumes in West Texas and storage withdrawals in Kansas and Tennessee also reduced operating costs.

     Other income decreased $4.9 million in 1999 from 1998 primarily due to a $3.3 million gain on sale of assets in 1998. Equity in earnings of unconsolidated investment increased $3.2 million in 1999 from 1998 primarily because of the $2.4 million of income resulting from WMLLC's adoption of EITF 98-10 in 1999. Interest charges decreased $1.3 million due primarily to decreased short-term debt in 1999 as compared with 1998.

EQUITY IN EARNINGS OF WMLLC

     The Company accounts for its 45 percent investment in WMLLC using the equity method of accounting. Against the 45 percent of WMLLC's net income before tax, the Company records the amortization of the excess of the purchase price over the value of the net tangible assets, amounting to approximately $5.4 million which was allocated to intangible assets consisting of customer contracts and goodwill, and is being amortized over ten and twenty years, as well as the provision for income taxes. Upon the closing of the acquisition of the remaining 55 percent of WMLLC, intangible assets and the related amortization will increase.

     The following table presents the WMLLC financial results recorded by Atmos for the years ended September 30, 2000, 1999 and 1998. WMLLC has adopted the calendar year for financial reporting purposes.

                                                                   YEAR ENDED
                                                                 SEPTEMBER 30,
                                                           --------------------------
                                                            2000      1999      1998
                                                           -------   -------   ------
                                                                 (IN THOUSANDS)
WMLLC net income before taxes............................  $16,238   $15,902   $8,711
                                                           =======   =======   ======
Atmos equity in WMLLC earnings at 45%....................    7,307     7,156    3,920
Less:
  Amortization of excess purchase price..................      416       407      400
  Provision for taxes....................................    2,490     2,362    1,337
                                                           -------   -------   ------
          Net............................................  $ 4,401   $ 4,387   $2,183
                                                           =======   =======   ======

     The net income before taxes of WMLLC increased from $8.7 million for 1998, to $15.9 million for 1999, to $16.2 million for 2000 due to growth in the number of customers and gas marketing volumes and revenues each year. Additionally, WMLLC adopted EITF 98-10 in 1999, the effect of which added $2.4 million to the Company's equity in earnings of unconsolidated investment. As discussed in the accompanying notes to consolidated financial statements, in fiscal 2001 the Company plans to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and to complete the purchase of the remaining 55 percent of WMLLC. See Item 7A. Quantitative and Qualitative Disclosures About Market
Risk -- Gas Prices below.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE OF THE COMPANY

     The performance of the Company in the future will primarily depend on the results of its utility operations since utility operations are expected to continue to be the substantial contributor to the Company's consolidated net income. Because of the ever changing nature of the energy marketplace, several factors exist that could influence Atmos' future financial performance. Some of the most significant factors are described below. They should be considered in connection with evaluating forward-looking statements contained in this report and otherwise made by or on behalf of the Company since these factors could cause actual results and conditions to differ materially from those projected in these forward-looking statements.

  National, regional and local economic conditions

     The Company's operations will always be affected by the conditions of the national, regional and local economy, including the recent effects of substantially higher commodity costs of natural gas. Such higher costs could lead many customers to conserve in the use of the Company's gas services. In the case of industrial customers, such as manufacturing plants and agricultural customers, adverse economic conditions, including higher gas costs, could cause such customers to use alternative sources of energy such as electricity. Higher gas costs could also cause more natural gas marketers to enter into competition for sales of the commodity to certain of the Company's customers.

  Regulatory and business trends and decisions

     The Company's utility business is subject to various regulated returns on its rate base in each of the 12 states in which it operates. The Company monitors the allowed rates of return, its effectiveness in earning such rates, and initiates rate proceedings or operating changes as needed. The Company currently has rate proceedings pending before regulatory commissions in Colorado, Texas and Virginia, the outcome of which cannot be accurately predicted at this time. In addition, in the normal course of the regulatory environment, assets are placed in service and historical test periods are established before rate cases can be filed. Once rate cases are filed, regulatory bodies have the authority to suspend implementation of the new rates while studying the cases. Because of this process, the Company must temporarily suffer the negative financial effects of having placed assets in service without the benefit of rate relief, which is commonly referred to as "regulatory lag".

  Successful implementation of new technologies and systems

     In the past two to three years, the Company has made a significant investment in upgrading its customer support center, its billing systems and its financial, accounting and human resources computerized systems. The Company is nearing the completion of the implementation of these technologies and systems across all of its service areas and shared services at its headquarters. In connection with the implementation of its customer support center and its new customer billing system, the Company temporarily suspended its cutoffs and its normal efforts to collect past due receivables. As discussed below, these practices resulted in a substantial increase in bad debt expense. However, the Company has initiated procedures to mitigate such adverse effects of this transition to new technology and expects bad debt expense to improve in the upcoming fiscal year. In addition, recognizing the accelerating pace of technological advances, including the Internet, client server systems, personal computers and telecommunications, the Company is planning to continue to utilize such advances in creative ways to better serve its customers and optimize the efficiency of its operations.

  Adverse weather conditions

     The Company's natural gas sales volumes and related revenues are directly correlated with space heating requirements that result from cold winter weather. Its agricultural sales volumes are associated with the rainfall levels during the growing season in its West Texas irrigation market. Weather is one of the most significant factors influencing the Company's performance. However, as was more fully discussed above, the Company has purchased weather hedges to mitigate the effect of warmer than historically normal weather in its Texas and Louisiana service areas. In addition, weather normalized rates are in effect in several of its jurisdictions which should somewhat mitigate the adverse effects of warmer or drier than normal weather on the Company's operating results.

  Successful completion and integration of pending acquisitions

     The Company currently has pending two significant acquisitions, the acquisition of the assets of the Louisiana Gas Service division of Citizens Communications Company and LGSN, a wholly-owned subsidiary of Citizens, as well as the pending acquisition of the remaining 55 percent of WMLLC. The completion of each of these acquisitions is subject to state and federal regulatory approval. In addition, the integration of these two acquisitions during the next fiscal year will require a substantial commitment of financial resources of the Company.

     In the LGS and LGSN acquisition, the Company will be required to utilize bridge financing to fund the purchase, which financing is already in place. This borrowing will substantially increase the debt to equity ratio in the Company's balance sheet in the near term. In addition, the acquisition of WMLLC will mean that the Company, through its Atmos Energy Marketing subsidiary, will have significantly greater financial exposure through its guaranty of 100 percent of a $100.0 million credit facility for WMLLC, of which $75.0 million was available at September 30, 2000, up from 45 percent currently. However, over the long term, the LGS and LGSN acquisition should help the Company achieve greater economies of scale, thereby spreading the fixed costs of the utility business over a larger customer base which is a basic tenet in the Company's plan to continue to be a low cost provider among its industry peers.

  Inflation and increased gas costs

     The Company believes that inflation has caused, and will continue to cause increases in certain operating expenses and has required and will continue to require assets to be replaced at higher costs. The Company has a process in place to continually review the adequacy of its gas rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those gas rates. Historically, the Company has been able to budget and control operating expenses and investment within the amounts authorized to be collected in rates and intends to continue to do so. The ability to control expenses is an important factor that will influence future results.

     In addition, the recent rapid increases in the price of purchased gas will most likely cause the Company to experience a significant increase in its short-term debt because the Company must pay suppliers for such gas when it is purchased which is long before such costs may be recovered through the collection of monthly customer bills for gas delivered. Also, the increases in purchased gas costs most likely will mean that more customers will be slow to pay their gas bills, leading to a buildup in accounts receivable that will be higher than normal which in turn could lead to higher short-term debt levels.

  Hedging and market risk activities

     To mitigate the financial risks arising from fluctuations in both the market price and transportation costs of natural gas, WMLLC routinely enters into natural gas futures, swaps and options as a method of protecting its margins on the underlying physical transactions. Such contracts are subject to rapid fluctuations in the price of natural gas futures. The instruments used are principally readily marketable exchange-traded futures contracts which are designated as hedges. The changes in market value of such contracts generally have a high correlation to the price change of the hedged commodity. In addition, while not usually material, WMLLC also maintains net open positions from time to time in terms of price, volume and specified delivery point.

  Deregulation or unbundling

     The Company is closely monitoring the development of unbundling initiatives in the natural gas industry. Unbundling is the separation of the provision and pricing of local distribution gas services into discrete components. It typically focuses on the separation of the distribution and gas supply components and the resulting opening of the regulated components of sales services to alternative unregulated suppliers of those services. Because of its brand loyalty in its service areas, its enhanced technology and distribution system infrastructures, the Company believes that it is now positively positioned as unbundling evolves. Consequently, the Company does not expect there to be a significant adverse effect on its business should unbundling or further deregulation of the natural gas distribution service business occur.

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

GAS PRICES

     The Company purchases natural gas for its regulated and non-regulated natural gas operations. Substantially all of the cost of gas purchased for regulated operations is recovered through purchased gas adjustment mechanisms. The Company has a limited market risk in gas prices related to gas purchases in the open market at spot prices for sale to non-regulated energy services customers at fixed prices. As a result, the Company's earnings could be affected by changes in the price and availability of such gas. As market conditions dictate, the Company from time to time will lock-in future gas prices using various hedging techniques including swap agreements with suppliers. The Company does not use such financial instruments for trading purposes and is not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10 percent increase in the portion of the Company's gas cost related to fixed-price non-regulated sales. Based on projected fiscal 2001 non-regulated gas sales at fixed prices, such an increase would result in an increase to cost of gas of approximately $6.2 million in fiscal 2001, before considering the effect of swap agreements outstanding as of September 30, 2000. As of September 30, 2000, the Company had entered into swap agreements to lock in gas costs for certain outstanding fixed-price sales agreements. The Company plans to mitigate the risk of increased gas purchase costs for fixed-price customers by entering into swap agreements to lock in purchased gas cost for estimated sales volumes in fiscal 2001.

     As discussed in the accompanying notes to consolidated financial statements, in fiscal 2001 the Company plans to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and to complete the purchase of the remaining 55 percent of WMLLC. WMLLC is a natural gas services and marketing company which currently follows mark to market accounting under EITF 98-10 for its natural gas commodity and futures positions. The prices of such gas purchases and futures positions are subject to wide fluctuations at times due to unpredictable factors such as weather, government policies and global demand for natural gas and competitive fuels. To reduce price risk caused by market fluctuations, WMLLC generally follows a policy of hedging its inventories and related purchase and sale contracts. The instruments used are principally readily marketable exchange-traded futures contracts which are designated as hedges. The changes in market value of such contracts generally have a high correlation to the price changes of the hedged commodity. In addition to the increased risk exposure due to the completion of the purchase of WMLLC, the adoption of SFAS No. 133 by WMLLC may affect the Company's earnings volatility.

INTEREST RATES

     The Company's earnings are affected by changes in short-term interest rates as a result of its issuance of short-term commercial paper. If market interest rates for commercial paper average two percent more in fiscal 2001 than they did during fiscal 2000, the Company's interest expense would increase by approximately $3.6 million.

     Market risk for fixed-rate long-term obligations is estimated as the potential increase in fair value resulting from a hypothetical one percent decrease in interest rates and amounts to approximately $29.1 million based on discounted cash flow analyses.

     As previously discussed, the Company has arranged a $485.0 million short-term variable rate credit facility at LIBOR plus 75 basis points to provide bridge financing for the acquisition of LGS in fiscal 2001. The Company plans to refinance the temporary financing prior to its expiration.

     As of September 30, 2000, the Company was not engaged in other activities which would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates, foreign currency exchange rates or market commodity prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

     Management is responsible for the preparation, presentation and integrity of the financial statements and other financial information in this report. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and include estimates and judgments made by management that were necessary to prepare the statements in accordance with such accounting principles.

     The Company maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded from loss and that transactions are executed and recorded in accordance with established procedures. The concept of reasonable assurance is based on the recognition that the cost of maintaining a system of internal accounting controls should not exceed related benefits. The system of internal accounting controls is supported by written policies and guidelines, internal auditing and the careful selection and training of qualified personnel.

     The financial statements have been audited by the Company's independent auditors. Their audit was made in accordance with auditing standards generally accepted in the United States, as indicated in the Report of Independent Auditors and included a review of the system of internal accounting controls and tests of transactions to the extent they considered necessary to carry out their responsibilities for the audit.

     Management has considered the internal auditors' and the independent auditors' recommendations concerning the Company's system of internal accounting controls and has taken actions that are believed to be cost-effective in the circumstances to respond appropriately to these recommendations. The Audit Committee of the Board of Directors meets periodically with the internal auditors and the independent auditors to discuss the Company's internal accounting controls, auditing and financial reporting matters.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Atmos Energy Corporation

     We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation at September 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atmos Energy Corporation as of September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                            ERNST & YOUNG LLP

Dallas, Texas
November 8, 2000

                            ATMOS ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                                       ASSETS

Property, plant and equipment...............................  $1,546,569   $1,526,834
Construction in progress....................................      33,234       22,424
                                                              ----------   ----------
                                                               1,579,803    1,549,258
Less accumulated depreciation and amortization..............     597,457      583,476
                                                              ----------   ----------
  Net property, plant and equipment.........................     982,346      965,782
Current assets
  Cash and cash equivalents.................................       7,379        8,585
  Accounts receivable, less allowance for doubtful accounts
     of $10,589
     in 2000 and $9,231 in 1999.............................     114,448       70,564
  Inventories...............................................       6,456        8,209
  Gas stored underground....................................      64,222       44,653
  Prepayments...............................................       8,101        3,142
                                                              ----------   ----------
          Total current assets..............................     200,606      135,153
Deferred charges and other assets...........................     165,806      129,602
                                                              ----------   ----------
                                                              $1,348,758   $1,230,537
                                                              ==========   ==========

                           CAPITALIZATION AND LIABILITIES

Shareholders' equity
  Common stock, no par value (stated at $.005 per share);
     100,000,000 shares authorized; issued and outstanding:
     2000 -- 31,952,340 shares,
     1999 -- 31,247,800 shares..............................  $      160   $      156
  Additional paid-in capital................................     306,887      293,359
  Retained earnings.........................................      83,154       83,231
  Accumulated other comprehensive income....................       2,265          917
                                                              ----------   ----------
          Shareholders' equity..............................     392,466      377,663
Long-term debt..............................................     363,198      377,483
                                                              ----------   ----------
          Total capitalization..............................     755,664      755,146
Current liabilities
  Current maturities of long-term debt......................      17,566       17,848
  Short-term debt...........................................     250,047      168,304
  Accounts payable..........................................      73,031       64,167
  Taxes payable.............................................      10,844          848
  Customers' deposits.......................................       9,923        9,657
  Other current liabilities.................................      21,085       25,951
                                                              ----------   ----------
          Total current liabilities.........................     382,496      286,775
Deferred income taxes.......................................     131,619      112,610
Deferred credits and other liabilities......................      78,979       76,006
                                                              ----------   ----------
                                                              $1,348,758   $1,230,537
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                            ATMOS ENERGY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
Operating revenues..........................................  $850,152   $690,196   $848,208
Purchased gas cost..........................................   524,446    390,402    516,372
                                                              --------   --------   --------
Gross profit................................................   325,706    299,794    331,836
Operating expenses
  Operation.................................................   140,249    148,065    131,336
  Maintenance...............................................     7,648      9,141     10,278
  Depreciation and amortization.............................    63,855     56,874     47,555
  Taxes, other than income..................................    28,638     31,475     29,788
                                                              --------   --------   --------
          Total operating expenses..........................   240,390    245,555    218,957
                                                              --------   --------   --------
Operating income............................................    85,316     54,239    112,879
Other income
  Equity in earnings of unconsolidated investment...........     7,307      7,156      3,920
  Other, net................................................     7,437      2,967      5,851
                                                              --------   --------   --------
          Total other income................................    14,744     10,123      9,771
Interest charges, net.......................................    43,823     37,063     35,579
                                                              --------   --------   --------
Income before income taxes..................................    56,237     27,299     87,071
Income taxes................................................    20,319      9,555     31,806
                                                              --------   --------   --------
          Net income........................................  $ 35,918   $ 17,744   $ 55,265
                                                              ========   ========   ========
Basic net income per share..................................  $   1.14   $    .58   $   1.85
                                                              ========   ========   ========
Diluted net income per share................................  $   1.14   $    .58   $   1.84
                                                              ========   ========   ========
Cash dividends per share....................................  $   1.14   $   1.10   $   1.06
                                                              ========   ========   ========
Weighted average shares outstanding:
  Basic.....................................................    31,461     30,566     29,822
                                                              ========   ========   ========
  Diluted...................................................    31,594     30,819     30,031
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                            ATMOS ENERGY CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                       COMMON STOCK                     ACCUMULATED
                                    -------------------   ADDITIONAL       OTHER
                                    NUMBER OF    STATED    PAID-IN     COMPREHENSIVE    RETAINED
                                      SHARES     VALUE     CAPITAL         INCOME       EARNINGS    TOTAL
                                    ----------   ------   ----------   --------------   --------   --------
                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
Balance, September 30, 1997.......  29,642,437    $148     $251,174        $   --       $ 75,938   $327,260
Net income........................          --      --           --            --         55,265     55,265
Cash dividends ($1.06 per
  share)..........................          --      --           --            --        (31,834)   (31,834)
Common stock issued:
  Restricted stock grant plan.....     114,250       1        2,898            --             --      2,899
  Direct stock purchase plan......     531,353       3       14,482            --             --     14,485
  ESOP............................      52,473      --        1,485            --             --      1,485
  Long-term stock plan for United
     Cities Division..............      55,500      --        1,533            --             --      1,533
  Outside directors stock-for-fee
     plan.........................       2,306      --           65            --             --         65
                                    ----------    ----     --------        ------       --------   --------
Balance, September 30, 1998.......  30,398,319     152      271,637            --         99,369    371,158
Comprehensive income:
  Net income......................          --      --           --            --         17,744     17,744
  Unrealized holding gains on
     investments, net.............          --      --           --           917             --        917
Cash dividends ($1.10 per
  share)..........................          --      --           --            --        (33,882)   (33,882)
Common stock issued:
  Restricted stock grant plan.....      56,850      --        1,732            --             --      1,732
  Direct stock purchase plan......     694,905       4       17,429            --             --     17,433
  ESOP............................      89,435      --        2,362            --             --      2,362
  Long-term stock plan for United
     Cities Division..............       6,450      --          150            --             --        150
  Outside directors stock-for-fee
     plan.........................       1,841      --           49            --             --         49
                                    ----------    ----     --------        ------       --------   --------
Balance, September 30, 1999.......  31,247,800     156      293,359           917         83,231    377,663
Comprehensive income:
  Net income......................          --      --           --            --         35,918     35,918
  Unrealized holding gains on
     investments, net.............          --      --           --         1,348             --      1,348
Cash dividends ($1.14 per
  share)..........................          --      --           --            --        (35,995)   (35,995)
Common stock:
  Direct stock purchase plan......     440,990       2        8,588            --             --      8,590
  ESOP............................     258,049       1        4,842            --             --      4,843
  Long-term stock plan for United
     Cities Division..............       4,200      --           66            --             --         66
  Outside directors stock-for-fee
     plan.........................       2,601       1           50            --             --         51
  Cancellation of restricted
     stock........................      (1,300)     --          (18)           --             --        (18)
                                    ----------    ----     --------        ------       --------   --------
Balance, September 30, 2000.......  31,952,340    $160     $306,887        $2,265       $ 83,154   $392,466
                                    ==========    ====     ========        ======       ========   ========

          See accompanying notes to consolidated financial statements.

                            ATMOS ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED SEPTEMBER 30,
                                                            ---------------------------------
                                                              2000        1999        1998
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..............................................  $  35,918   $  17,744   $  55,265
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization:
       Charged to depreciation and amortization...........     63,855      56,874      47,555
       Charged to other accounts..........................      3,065       4,800       5,861
     Deferred income taxes (benefit)......................     18,251      31,874      (3,968)
     Gain on sale of non-utility assets...................     (5,831)         --      (3,335)
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable...........    (42,613)    (35,677)     36,330
     (Increase) decrease in inventories...................      2,037       7,010      (2,886)
     (Increase) decrease in gas stored underground........    (17,518)      4,256        (787)
     (Increase) decrease in prepayments...................     (4,930)        488       2,387
     Increase in deferred charges and other assets........    (13,053)    (12,012)    (20,671)
     Increase (decrease) in accounts payable..............      8,643      19,425     (17,884)
     Increase (decrease) in taxes payable.................      9,607     (11,888)      8,673
     Decrease in customers' deposits......................       (909)     (2,372)     (3,069)
     Decrease in other current liabilities................     (4,866)     (4,418)    (22,213)
     Increase in deferred credits and other liabilities...      2,540       8,594      10,393
                                                            ---------   ---------   ---------
       Net cash provided by operating activities..........     54,196      84,698      91,651
CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures....................................    (75,557)   (110,353)   (134,989)
  Acquisition of Missouri assets of ANG...................    (32,000)         --          --
  Retirements of property, plant and equipment, net.......        957         757         178
  Proceeds from sale of assets, net.......................      6,467          --      15,997
                                                            ---------   ---------   ---------
          Net cash used in investing activities...........   (100,133)   (109,596)   (118,814)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term debt..............     81,743     101,904    (100,900)
  Proceeds from issuance of long-term debt................         --          --     154,445
  Repayment of long-term debt.............................    (14,567)    (61,000)    (16,296)
  Cash dividends paid.....................................    (35,995)    (33,882)    (31,834)
  Issuance of common stock................................     13,550      21,726      20,467
                                                            ---------   ---------   ---------
          Net cash provided by financing activities.......     44,731      28,748      25,882
                                                            ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents......     (1,206)      3,850      (1,281)
Cash and cash equivalents at beginning of year............      8,585       4,735       6,016
                                                            ---------   ---------   ---------
Cash and cash equivalents at end of year..................  $   7,379   $   8,585   $   4,735
                                                            =========   =========   =========

          See accompanying notes to consolidated financial statements.

                            ATMOS ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of business -- Atmos Energy Corporation and its subsidiaries ("Atmos" or the "Company") are engaged primarily in the natural gas utility business as well as certain non-regulated businesses. The Company distributes through sales and transportation arrangements natural gas to approximately 1.1 million residential, commercial, public authority and industrial customers through its five regulated utility divisions: Energas Company ("Energas Division") in Texas; Trans Louisiana Gas Company ("Trans La Division") in Louisiana; Western Kentucky Gas Company ("Western Kentucky Division") in Kentucky; Greeley Gas Company ("Greeley Division") in Colorado and Kansas; and United Cities Gas Company ("United Cities Division") in Illinois, Tennessee, Iowa, Virginia, Georgia, South Carolina and Missouri. Such business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which the utility divisions operate. The Company's shared services unit is located in Dallas, Texas and its customer support center is located in Amarillo, Texas. Its non-regulated businesses included propane sales and includes various energy service businesses as described below.

     The Company was formerly engaged in the retail and wholesale distribution of propane gas through United Cities Propane Gas, Inc. ("Propane"). Propane had operation and storage centers and storefront offices located in Tennessee, Kentucky, Virginia and North Carolina with a total company storage capacity of approximately 2.5 million gallons. On February 15, 2000, the Company entered into an agreement to form a joint venture which combined its propane operations with the propane operations of three other companies. The combined joint venture was named US Propane, L.P. ("US Propane"). On June 15, 2000, US Propane, in which Atmos is a 19 percent partner, entered into an agreement to combine its operations with Heritage Holdings, Inc. Upon closing of this transaction, which occurred in August 2000, US Propane owns all of the general partnership interest and approximately 34 percent of the limited partnership interest in Heritage Propane Partners ("Heritage"), a publicly traded master limited partnership. The Company, through its ownership in US Propane, owns a 6.5 percent interest in Heritage.

     Through Atmos Storage, Inc. ("Storage"), the Company owns and operates natural gas storage fields in Kentucky and Kansas to supplement natural gas used by customers of the regulated utility divisions in Kentucky, Tennessee and Kansas and to provide storage services to other customers including customers in other states.

     Through Atmos Energy Services, Inc., the Company markets gas to industrial and irrigation customers in West Texas through Enermart Energy Services Trust ("Enermart") and to industrial customers in Louisiana and is developing plans for marketing various non-regulated services and products.

     Through Atmos Energy Marketing, LLC's 45 percent interest in Woodward Marketing, LLC ("WMLLC"), a limited liability company formed in Delaware with headquarters in Houston, Texas, the Company is engaged in gas marketing and energy management services. WMLLC provides gas supply management services to industrial customers, municipalities and local distribution companies including the Company's five regulated utility divisions. See Note 2 "Acquisitions" for further discussion on the planned purchase of the remaining 55 percent interest in WMLLC by Atmos.

     Finally, the Company, through Atmos Leasing Inc. and Atmos Energy Marketing, LLC, leases real estate and vehicles to the United Cities Division and leases appliances to residential customers.

     Principles of consolidation -- The accompanying consolidated financial statements include the accounts of Atmos Energy Corporation and its subsidiaries. Each subsidiary is wholly-owned and intercompany transactions have been eliminated.

     Accounting for unconsolidated investments -- The Company accounts for its 45 percent interest in WMLLC using the equity method of accounting for investments. Equity in pre-tax earnings of WMLLC

                            ATMOS ENERGY CORPORATION
included in the consolidated statement of income was $7.3 million, $7.2 million and $3.9 million in 2000, 1999 and 1998. The Company amortizes the excess of the purchase price over the value of the net tangible assets, amounting to approximately $5.4 million, which was allocated to intangible assets consisting of customer contracts and goodwill over 10 and 20 years. In 1999, WMLLC adopted Emerging Issues Task Force 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," ("EITF 98-10"). EITF 98-10 requires that energy trading contracts be marked to market (that is, measured at fair value determined as of the balance sheet date) with the gains and losses included in earnings and separately disclosed. Atmos' 45 percent after-tax share of WMLLC's income from the adoption of EITF 98-10 in 1999 was $2.4 million or $.08 per share.

     Subsequent to August 10, 2000 the Company has accounted for its interest in US Propane using the equity method of accounting.

     Regulation -- The Company's utility operations are subject to regulation with respect to rates, service, maintenance of accounting records and various other matters by the respective regulatory authorities in the states in which it operates. Atmos' accounting policies recognize the financial effects of the ratemaking and accounting practices and policies of the various regulatory commissions. Regulated utility operations are accounted for in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement requires cost-based rate regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements.

     The Company records regulatory assets which represent assets which are being recovered through customer rates or are probable of being recovered through customer rates. Significant regulatory assets as of September 30, 2000 included the following: merger and integration costs of $30.0 million, net of related reserve and accumulated amortization and environmental costs of $3.5 million. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. As of September 30, 2000, the Company had recorded a regulatory liability of $3.7 million for deferred income taxes.

     Revenue recognition -- Sales of natural gas are billed on a monthly cycle basis; however, the billing cycle periods for certain classes of customers do not necessarily coincide with accounting periods used for financial reporting purposes. The Company follows the revenue accrual method of accounting for natural gas revenues whereby revenues applicable to gas delivered to customers, but not yet billed under the cycle billing method, are estimated and accrued and the related costs are charged to expense. Estimated losses due to credit risk are reserved at the time revenue is recognized.

     Utility property, plant and equipment -- Utility property, plant and equipment is stated at original cost net of contributions in aid of construction. The cost of additions includes direct construction costs, payroll related costs (taxes, pensions and other fringe benefits), administrative and general costs and an allowance for funds used during construction (See AFUDC below). Major renewals and betterments are capitalized while the costs of maintenance and repairs are charged to expense as incurred. The costs of large projects are accumulated in construction in progress until the project is completed. When the project is completed, tested and placed in service, the balance is transferred to the utility plant in service account included in the rate base and depreciation begins. Property, plant and equipment is depreciated at various rates on a straight-line basis over the estimated useful lives of the assets. The composite rates were 4.1 percent for 2000 and four percent for 1999 and 1998. At the time property, plant and equipment is retired, the cost, plus removal expenses less salvage, is charged to accumulated depreciation.

     Allowance for funds used during construction ("AFUDC") -- AFUDC represents the estimated cost of funds used to finance the construction of major projects. Under regulatory practices, the costs are capitalized and included in rate base for ratemaking purposes when the completed projects are placed in service. No

                            ATMOS ENERGY CORPORATION
interest expense was capitalized during 2000. Interest expense of $3.7 million and $4.1 million was capitalized in 1999 and 1998. The amounts in 1999 and 1998 were related to the Customer Support Center and customer information, accounting and human resource technology systems that were completed and placed in service in 1999.

     Non-utility property, plant and equipment -- Balances are stated at cost and depreciation is computed generally on the straight-line method for financial reporting purposes.

     Inventories -- Inventories consist primarily of materials and supplies and merchandise held for resale. These inventories are stated at the lower of average cost or market. Inventories also included propane inventories of $768,000 at September 30, 1999. Propane is priced at average cost.

     Gas stored underground -- Net additions of inventory gas to storage and withdrawals of inventory gas from storage are priced using the average cost method for all Atmos utility divisions, except for the United Cities Division, where it is priced on the first-in first-out method. Gas stored underground and owned by Storage is priced on the last-in first-out ("LIFO") method. Per the United Cities Division's purchased gas adjustment ("PGA") clause, the liquidation of a LIFO layer would be reflected in subsequent gas adjustments in customer rates and does not affect the results of operations. Noncurrent gas in storage is classified as property, plant and equipment and is priced at cost.

     Income taxes -- Income taxes are provided based on the deferred method, resulting in income tax assets and liabilities due to temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The deferred method requires the effect of tax rate changes on current and accumulated deferred income taxes to be reflected in the period in which the rate change was enacted. The deferred method also requires that deferred tax assets be reduced by a valuation allowance unless it is more likely than not that the assets will be realized.

     Cash and cash equivalents -- The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

     Deferred charges and other assets -- Deferred charges and other assets at September 30, 2000 and 1999 include merger and integration costs of $30.0 million and $35.9 million in 2000 and 1999, net of the related reserve for possible non-recovery and accumulated amortization; the investment in WMLLC of $17.4 million and $16.0 million in 2000 and 1999; and the indirect investment in Heritage of $25.0 million in 2000. Also included in deferred charges and other assets are assets of the Company's qualified defined benefit retirement plans in excess of the plans' obligations, Company assets related to the nonqualified retirement plans, unamortized debt expense and deferred compensation expense related to non-vested restricted stock grants.

     Deferred credits and other liabilities -- Deferred credits and other liabilities at September 30, 2000 and 1999 include customer advances for construction of $10.9 million and $12.3 million; obligations under other postretirement benefits of $25.2 million and $19.0 million in 2000 and 1999; and obligations under the Company's nonqualified retirement plans of $31.0 million and $22.6 million in 2000 and 1999.

     Earnings per share -- The calculation of basic earnings per share is based on net income divided by the weighted average number of common shares outstanding. The calculation of diluted earnings per share is based on net income divided by the weighted average number of shares outstanding plus the dilutive shares related to the United Cities Division's Long-term Stock Plan and Atmos' Restricted Stock Grant Plan.

     Comprehensive income -- In 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires reporting of comprehensive income and its components (revenues, expenses, gains and losses) in any complete presentation of general purpose financial statements. Comprehensive income describes all changes, except those resulting from investments by owners and distributions to owners, in the equity of a business enterprise from transactions and other events

                            ATMOS ENERGY CORPORATION
including, as applicable, foreign-currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. While the primary component of comprehensive income is the Company's reported net income, the other components of comprehensive income relate to unrealized gains and losses associated with certain investments held as available for sale.

     Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Weather hedges -- In July 2000, the Company entered into an agreement to purchase weather hedges for its Texas and Louisiana operations effective for the 2000-2001 heating season. The hedges should mitigate the effects of weather that is at least seven percent warmer than normal in both Texas and Louisiana while preserving any upside. The hedges also allow for an adjustment in weighting between Louisiana and Texas related to the timing of the closing of the Louisiana acquisition. Collections are limited to a maximum of $25.0 million. The cost of the hedges, which is limited to the premiums paid of $4.9 million, is included in Prepayments and is being amortized over the life of the contracts using the intrinsic value method. At September 30, 2000, the fair value of the agreements cannot be practicably estimated since the potential impact of warmer than normal weather for the 2000-2001 heating season cannot be predicted. The Company has required no collateral from its counterparty under these agreements.

     Recently issued accounting standards not yet adopted -- The Company has not yet adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will be adopted effective October 1, 2000. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement does not allow retroactive application to financial statements of prior periods. As a result of this adoption, the Company will record in the first quarter of fiscal 2001 the cumulative effect of the change in accounting to other comprehensive income for derivatives which hedge the variable cash flows of certain forecasted transactions. The cumulative effect of the change in accounting for the adoption of this statement is not considered material to the financial position, results of operations or cash flows of the Company.

     Upon completion of the purchase of the remaining 55 percent interest in WMLLC which currently follows mark to market accounting under EITF 98-10, WMLLC will be required to adopt SFAS No. 133. The Company and WMLLC are currently in the process of evaluating the impact of adopting this statement on its reported financial condition, results of operations and cash flows. See Note 2 "Acquisitions" for further discussion on the planned purchase of the remaining 55 percent interest in WMLLC by Atmos.

     Reclassifications -- Certain prior year amounts have been reclassified to conform with the current year presentation.

2. ACQUISITIONS

     In October 1999, the Company entered into a definitive agreement with Southwestern Energy Company ("Southwestern") to acquire the Missouri natural gas distribution assets of Associated Natural Gas, a division of Arkansas Western Gas, which is a wholly-owned subsidiary of Southwestern. On May 31, 2000, the Company completed the acquisition, which was accounted for as a purchase, of the Missouri natural gas distribution assets of Southwestern and subsequent thereto, its operations were included in the Company's consolidated results. Atmos paid $32.0 million in connection with this acquisition and acquired approximately 48,000 customers. Of the $32.0 million paid in cash, the Company recorded property, plant and equipment of $52.3 million with a related accumulated depreciation of $21.7 million, accounts receivable of $1.3 million, inventories of $.3 million and gas stored underground of $2.0 million. In addition, the Company recorded

                            ATMOS ENERGY CORPORATION
accounts payable of $.2 million, taxes payable of $.4 million, customer deposits of $1.2 million and deferred credits of $.4 million.

     On April 13, 2000, the Company entered into a definitive agreement to acquire the gas operations of Louisiana Gas Service Company, a division of Citizens Communications Company ("Citizens") and LGS Natural Gas Company, a subsidiary of Citizens, for $375.0 million. This acquisition will add approximately 279,000 meters and will be accounted for as a purchase. The acquisition is anticipated to be completed by early 2001, subject to approval by the Louisiana Public Service Commission and compliance with the Hart-Scott-Rodino Antitrust Improvements Act.

     On August 7, 2000, the Company entered into an agreement with Woodward Marketing, Inc. to acquire the 55 percent interest in WMLLC that it does not own in exchange for 1,423,193 restricted shares of Atmos common stock. The consideration is subject to an upward adjustment if the Company's average share price does not equal $25 per share during a period immediately prior to the fifth anniversary of the completion of the acquisition or an earlier change in control, unless during the period beginning on the first anniversary of the completion of the acquisition and ending on the fifth anniversary or an earlier change in control the Company's share price reaches $25 per share for any 30 consecutive trading-day period. The maximum additional shares that could be issued under the adjustment provision is 232,547 plus an amount to compensate for dividends paid after the completion of the acquisition. Upon the completion of the acquisition, the Company's subsidiary's guaranty of WMLLC's short-term working capital and letter of credit facility of up to $100.0 million, of which $75.0 million was available at September 30, 2000, will increase from 45 percent to 100 percent of any amounts outstanding under this facility. This transaction is subject to approval by the regulatory commissions of six states and compliance with the Hart-Scott-Rodino Antitrust Improvements Act.

                            ATMOS ENERGY CORPORATION

3. DEBT

     Long-term debt at September 30, 2000 and 1999 consists of the following:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Unsecured 11.2% Senior Notes, due 2002, payable in annual
  installments of $2,000....................................  $  6,000   $  8,000
Unsecured 9.76% Senior Notes, due 2004, payable in annual
  installments of $3,000....................................    15,000     18,000
Unsecured 9.57% Senior Notes, due 2006, payable in annual
  installments of $2,000....................................    12,000     14,000
Unsecured 7.95% Senior Notes, due 2006, payable in annual
  installments of $1,000....................................     6,000      7,000
Unsecured 10% Notes, due 2011...............................     2,303      2,303
Unsecured 8.07% Senior Notes, due 2006, payable in annual
  installments of $4,000 beginning 2002.....................    20,000     20,000
Unsecured 8.26% Senior Notes, due 2014, payable in annual
  installments of $1,818 beginning 2004.....................    20,000     20,000
Medium term notes
  Series A, 1995-1, 6.67%, due 2025.........................    10,000     10,000
  Series A, 1995-2, 6.27%, due 2010.........................    10,000     10,000
  Series A, 1995-3, 6.20%, due 2000.........................     2,000      2,000
Unsecured 6.75% Debentures, due 2028........................   150,000    150,000
First Mortgage Bonds
  Series J, 9.40% due 2021..................................    17,000     17,000
  Series N, 8.69% due 2000..................................        --      1,000
  Series P, 10.43% due 2017.................................    21,250     22,500
  Series Q, 9.75% due 2020..................................    20,000     20,000
  Series R, 11.32% due 2004.................................     8,580     10,720
  Series T, 9.32% due 2021..................................    18,000     18,000
  Series U, 8.77% due 2022..................................    20,000     20,000
  Series V, 7.50% due 2007..................................    10,000     10,000
Rental property, propane and other term notes due in
  installments through 2013.................................    12,631     14,808
                                                              --------   --------
          Total long-term debt..............................   380,764    395,331
Less current maturities.....................................   (17,566)   (17,848)
                                                              --------   --------
                                                              $363,198   $377,483
                                                              ========   ========

     Most of the Senior Notes and First Mortgage Bonds contain provisions that allow the Company to prepay the outstanding balance in whole at any time, subject to a prepayment premium. The Senior Note agreements and First Mortgage Bond indentures provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after December 31, 1988 may not exceed the sum of accumulated net income for periods after December 31, 1988 plus $15.0 million. At September 30, 2000, approximately $44.7 million of retained earnings was unrestricted.

     As of September 30, 2000, all of the Greeley Division utility plant assets with a net book value of approximately $176.0 million are subject to a lien under the 9.4 percent Series J First Mortgage Bonds assumed by the Company in the acquisition of Greeley Gas Company. Also, substantially all of the United

                            ATMOS ENERGY CORPORATION

Cities Division utility plant assets, totaling approximately $319.7 million, are subject to a lien under the Indenture of Mortgage of the Series P through V First Mortgage Bonds.

     Based on the borrowing rates currently available to the Company for debt with similar terms and remaining average maturities, the fair value of long-term debt at September 30, 2000 and 1999 is estimated, using discounted cash flow analysis, to be $368.8 million and $387.7 million.

     Maturities of long-term debt at September 30, 2000 are as follows (in thousands):

2001......................................................  $ 17,566
2002......................................................    15,624
2003......................................................    21,336
2004......................................................    18,896
2005......................................................    17,307
Thereafter................................................   290,035
                                                            --------
                                                            $380,764
                                                            ========

  Short-term debt

     At September 30, 2000, short-term debt was composed of $250.0 million of commercial paper. At September 30, 1999, it was composed of $152.7 million of commercial paper and $15.6 million outstanding under bank credit facilities. The weighted average interest rate on short-term borrowings outstanding was 7.0 percent and 5.7 percent at September 30, 2000 and 1999.

  COMMITTED CREDIT FACILITIES

     The Company has short-term committed credit facilities totaling $800.0 million. One short-term unsecured credit facility, which serves as a backup liquidity facility for the Company's commercial paper program, is for $300.0 million. This replaces its previous $250.0 million short-term unsecured credit facility. A second facility is for $15.0 million. These credit facilities are negotiated at least annually. In addition, on August 3, 2000, the Company entered into a $485.0 million short-term unsecured credit facility with interest starting at LIBOR plus 75 basis points which will provide $385.0 million of bridge financing for the Louisiana acquisition discussed above and $100.0 million for refinancing certain existing debt. No amounts were outstanding under these credit facilities at September 30, 2000. At September 30, 1999, $12.0 million was outstanding.

  UNCOMMITTED CREDIT FACILITIES

     The Company also has unsecured short-term uncommitted credit lines from three banks totaling $90.0 million. There were no borrowings under these uncommitted credit facilities at September 30, 2000 as compared to $3.6 million at September 30, 1999. These uncommitted lines expire in May, July and August 2001, and are renewed or renegotiated at least annually. The uncommitted lines have varying terms and the Company pays no fee for the availability of the lines. Borrowings under these lines are made on a when- and as-available basis at the discretion of the banks.

  COMMERCIAL PAPER PROGRAM

     The Company implemented a $250.0 million commercial paper program in October 1998 which was then increased to $300.0 million in August 2000. It is supported by the $300.0 million committed line of credit described above. The Company's commercial paper was rated A-2 by Standard and Poor's and P-2 by Moody's. A total of $250.0 million and $152.7 million of commercial paper was outstanding at September 30, 2000 and 1999.

                            ATMOS ENERGY CORPORATION

4. INCOME TAXES

     The components of income tax expense for 2000, 1999 and 1998 are as follows:

                                                          2000       1999      1998
                                                         -------   --------   -------
                                                                (IN THOUSANDS)
Current
  Federal..............................................  $    --   $(18,761)  $31,694
  State................................................    2,500     (4,081)    4,503
Deferred
  Federal..............................................   18,611     27,370    (3,352)
  State................................................     (345)     5,321      (616)
Investment tax credits.................................     (447)      (294)     (423)
                                                         -------   --------   -------
                                                         $20,319   $  9,555   $31,806
                                                         =======   ========   =======

     Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that give rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 2000 and 1999 are presented below:

                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Costs expensed for book purposes and capitalized for tax
     purposes...............................................  $     382   $     629
  Accruals not currently deductible for tax purposes........      2,403      12,657
  Customer advances.........................................      4,159       4,535
  Nonqualified benefit plans................................      5,595       7,947
  Postretirement benefits...................................     11,907      10,356
  Unamortized investment tax credit.........................      1,303       1,304
  Regulatory liabilities....................................      3,159       3,159
  Tax net operating loss and credit carryforwards...........     34,255      12,504
  Other, net................................................      6,356       4,787
                                                              ---------   ---------
          Total deferred tax assets.........................     69,519      57,878
Deferred tax liabilities:
  Difference in net book value and net tax value of
     assets.................................................   (161,290)   (139,324)
  Pension funding...........................................     (6,708)     (5,480)
  Gas cost adjustments......................................    (14,130)      3,997
  Regulatory assets.........................................     (4,462)     (4,462)
  Cost capitalized for book purposes and expensed for tax
     purposes...............................................     (8,864)    (19,112)
  Other, net................................................     (5,684)     (6,107)
                                                              ---------   ---------
          Total deferred tax liabilities....................   (201,138)   (170,488)
                                                              ---------   ---------
Net deferred tax liabilities................................  $(131,619)  $(112,610)
                                                              =========   =========
SFAS No. 109 deferred accounts for rate regulated
  entities..................................................  $   1,085   $   1,896
                                                              =========   =========

                            ATMOS ENERGY CORPORATION

     Reconciliations of the provisions for income taxes computed at the statutory rate to the reported provisions for income taxes for 2000, 1999 and 1998 are set forth below:

                                                            2000      1999     1998
                                                           -------   ------   -------
                                                                 (IN THOUSANDS)
Tax at statutory rate of 35%.............................  $19,683   $9,555   $30,474
Common stock dividends deductible for tax reporting......     (774)    (701)     (695)
State taxes..............................................    1,677      841     2,526
Other, net...............................................     (267)    (140)     (499)
                                                           -------   ------   -------
Provision for income taxes...............................  $20,319   $9,555   $31,806
                                                           =======   ======   =======

     The Company has net operating loss carryforwards for federal income tax purposes amounting to $74.0 million which will expire beginning in the year 2019. The Company also has tax credit carryforwards amounting to $4.1 million, the majority of which represent alternative minimum tax credits which do not expire.

5. CONTINGENCIES

  Litigation

  GREELEY DIVISION

     In Colorado, the Greeley Division had been a defendant in several lawsuits filed as a result of a fire in a building in Steamboat Springs, Colorado on February 3, 1994. On January 12, 1996, the jury awarded the plaintiffs approximately $2.5 million in compensatory damages and approximately $2.5 million in punitive damages. The Colorado Court of Appeals reversal of the trial court verdict and ordering of a new trial was upheld by the Colorado Supreme Court. A settlement had been reached with five of the claimants, leaving only three remaining claimants with aggregate claims of approximately $2.0 million. On April 7, 2000, the Company agreed to settle with the three remaining claimants for $1.5 million which has been paid by the Company's insurance carrier, thus effectively concluding this litigation against the Company.

     On September 23, 1999, a suit was filed in the District Court of Stevens County, Kansas, by Quinque Operating Company, Tom Boles and Robert Ditto, against more than 200 companies in the natural gas industry including the Company and the Greeley Gas Division. The plaintiffs, who purport to represent a class consisting of gas producers, royalty owners, overriding royalty owners, working interest owners and state taxing authorities, accuse the defendants of underpaying royalties on gas taken from wells situated on non-federal and non-Indian lands throughout the United States and offshore waters predicated upon allegations that the defendants' gas measurements are simply inaccurate and that the defendants failed to comply with applicable regulations and industry standards over the last 25 years. Although the plaintiffs do not specifically allege an amount of damages, they contend that this suit is brought to recover billions of dollars in revenues that the defendants have allegedly unlawfully diverted from the plaintiffs to themselves. On April 10, 2000, this case was consolidated for pre-trial proceedings with other similar pending litigation in federal court in Wyoming in which the Company is also a defendant along with over 200 other defendants in the case of In Re Natural Gas Royalties Quitam Litigation. The Company believes that the plaintiffs' claims are lacking in merit and intends to vigorously defend this action. However, the Company cannot assess, at this time, the likelihood of whether or not the plaintiffs may prevail on any one or more of their asserted claims. In any event, the Company does not expect the final outcome of this case to have a material adverse effect on the financial condition, the results of operations or the net cash flows of the Company because the Company believes that it has adequate reserves to cover any damages that may ultimately be awarded.

                            ATMOS ENERGY CORPORATION

  UNITED CITIES PROPANE GAS, INC.

     United Cities Propane Gas, Inc., a wholly-owned subsidiary of the Company, is a party to an action filed June 19, 2000, which is pending in the Circuit Court of Sevier County, Tennessee. The plaintiffs' claims arise out of injuries alleged to have been caused by a low-level propane explosion. The plaintiffs seek to recover damages of $13.0 million. Discovery activities have begun in this case. The Company denies any wrongdoing and intends to vigorously defend against the plaintiffs' claims. The Company expects the final outcome of this case to not have a material adverse effect on the financial condition, the results of operations or the net cash flows of the Company because the Company believes that it has adequate insurance coverage for any damages that may ultimately be awarded.

     The Company is a party to other litigation matters and claims that arise out of the ordinary business of the Company. While the results of these litigation matters and claims cannot be predicted with certainty, the Company believes the final outcome of such litigation and claims will not have a material adverse effect on the financial condition, the results of operations or the cash flows of the Company because the Company believes that it has adequate insurance and reserves to cover any damages that may ultimately be awarded.

  Guarantees

     The Company's wholly-owned subsidiary, Atmos Energy Marketing, LLC ("AEM"), and Woodward Marketing, Inc. ("WMI"), sole members of WMLLC, act as guarantors of balances outstanding under a $100.0 million credit facility, of which $75.0 million was available at September 30, 2000 for WMLLC. AEM guarantees the payment of 45 percent of borrowings under this facility. No borrowing was outstanding under this credit facility at September 30, 2000; however, related letters of credit totaling $42.1 million reduced the amount available under this facility. Upon the closing of the acquisition of WMLLC, AEM's guarantee will increase from 45 percent to 100 percent. AEM and WMI also act as joint and several guarantors on payables of WMLLC up to $40.0 million of natural gas purchases and transportation services from certain suppliers. WMLLC payable balances outstanding that were subject to these guarantees amounted to $9.7 million at September 30, 2000. Upon the completion of the acquisition by the Company of the remaining 55 percent of WMLLC, as discussed above, AEM will be the sole guarantor of all amounts outstanding under the bank facility discussed above as well as the sole guarantor of all payables of WMLLC of natural gas purchases and transportation services from suppliers.

  Environmental Matters

     The United Cities Division is the owner or previous owner of manufactured gas plant sites in Keokuk, Iowa; Johnson City and Bristol, Tennessee; and Hannibal, Missouri which were used to supply gas prior to availability of natural gas. The gas manufacturing process resulted in certain by-products and residual materials including coal tar. The manufacturing process used by the Company was an acceptable and satisfactory process at the time such operations were being conducted. Under current environmental protection laws and regulations, the Company may be responsible for response actions with respect to such materials if response actions are necessary.

     As of September 30, 2000, the Company has a remaining accrual of $0.8 million for the investigations of the Johnson City and Bristol, Tennessee and Hannibal, Missouri sites. As of September 30, 2000, the Company has incurred costs of approximately $0.9 million for these sites.

  IOWA SITE

     In June 1995, UCGC entered into an agreement to pay $1.8 million to Union Electric Company, now Ameren, whereby Union Electric agreed to assume responsibility for UCGC's continuing investigation and environmental response action obligations for soil contamination as outlined in the feasibility study related to a

                            ATMOS ENERGY CORPORATION
former manufactured gas plant in Keokuk. The $1.8 million was paid in five annual installments, with the last installment being paid in July 1999. In a rate case effective June 1, 1996, UCGC began collecting increased rates, reflecting a 10-year amortization of the $1.8 million payment to Union Electric which will continue until May 31, 2006.

  TENNESSEE SITES

     United Cities Gas Company ("UCGC") and the Tennessee Department of Environment and Conservation entered into a consent order effective January 23, 1997, for the purpose of facilitating the investigation, removal and remediation of the Johnson City site. UCGC began the implementation of the consent order in the first quarter of 1997 which continued through September 30, 2000. The investigative phase of the work at the site has been completed.

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

  MISSOURI SITE

     On July 22, 1998, Atmos entered into an Abatement Order on Consent with the Missouri Department of Natural Resources addressing the former manufactured gas plant located in Hannibal, Missouri. Atmos, through its United Cities Division, agreed in the order to perform a removal action, a subsequent site evaluation and to reimburse the response costs incurred by the state of Missouri in connection with the property. The removal action was conducted and completed in August 1998, and the site evaluation field work was conducted in August 1999. A risk assessment for the site is currently being performed. On March 9, 1999, the Missouri Public Service Commission issued an Order authorizing Atmos to defer the costs associated with this site until March 9, 2001. Atmos plans to seek a renewal of this Order.

  KANSAS SITES

     Atmos is currently conducting investigation and remediation activities pursuant to Consent Orders between the Kansas Department of Health and Environment and UCGC. The Orders provide for the investigation and remediation of mercury contamination at gas pipeline sites which utilize or formerly utilized mercury meter equipment in Kansas. As of September 30, 2000, based upon available current information, the Company has a remaining accrual of $280,000 for recovery. In addition, as of September 30, 2000, the Company has incurred costs of $130,000 for these sites. The Kansas Corporation Commission has authorized the Company to defer these costs and seek recovery in a future rate case.

     The Company is a party to other environmental matters and claims that arise out of the ordinary business of the Company. While the ultimate results of response actions to these environmental matters and claims cannot be predicted with certainty, the management of the Company believes the final outcome of such response actions will not have a material adverse effect on the financial condition, the results of operations or the cash flows of the Company because the Company believes that the expenditures related to such response actions will either be recovered through rates, shared with other parties or covered by adequate insurance or reserves.

                            ATMOS ENERGY CORPORATION

6. COMMON STOCK AND STOCK OPTIONS

  Shareholders' Rights Plan

     On November 12, 1997, the Board of Directors approved a new Rights Agreement which became effective upon the expiration of the then existing Rights Agreement on May 10, 1998 which was subsequently amended on August 11, 1999. Under the Rights Agreement, each right ("Right") will entitle the holder thereof, until May 10, 2008 or the date of redemption of the Rights, to buy one share of Common Stock of the Company at the exercise price of $80.00, subject to adjustment. At no time will the Rights have any voting rights. The exercise price payable and the number of shares of Common Stock or other securities or property issuable upon exercise of the Rights are subject to adjustment from time to time to prevent dilution. At the date upon which the rights become separate from the Company's Common Stock (the "Distribution Date"), the Company will issue one right with each share of Common Stock that becomes outstanding so that all shares of Common Stock will have attached Rights. After the Distribution Date, the Company may issue Rights when it issues Common Stock if the Board deems such issuance to be necessary or appropriate.

     The Rights will separate from the Common Stock and a Distribution Date will occur upon the occurrence of certain events specified in the Agreement, including but not limited to, the acquisition by certain persons of at least 15 percent of the beneficial ownership of the Company's Common Stock. The Rights have certain anti-takeover effects and may cause substantial dilution to a person or entity that attempts to acquire the Company on terms not approved by the Board of Directors except pursuant to an offer conditioned upon a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors because, prior to the time that the Rights become exercisable or transferable, the Rights may be redeemed by the Company at $.01 per Right.

  Shares issued under various plans

     The following table presents the number of shares issued under various plans in 2000 and 1999, as well as the number of shares available for future issuance at September 30, 2000.

                                                                          SHARES AVAILABLE
                                                        SHARES ISSUED     FOR ISSUANCE AT
                                                      -----------------    SEPTEMBER 30,
                                                       2000      1999           2000
                                                      -------   -------   ----------------
Restricted Stock Grant Plan.........................       --    56,850        732,750
Employee Stock Ownership Plan.......................  258,049    89,435        161,009
Direct Stock Purchase Plan..........................  440,990   694,905      1,785,897
Outside Directors Stock-For-Fee Plan................    2,601     1,841         37,937
United Cities Long-Term Stock Plan..................    4,200     6,450        183,850
Long-Term Incentive Plan............................       --        --      1,500,000
Equity Incentive and Deferred Compensation Plan for
  Non-Employee Directors............................       --        --        150,000

  Restricted Stock Grant Plan

     The Company's Restricted Stock Grant Plan ("Plan") for management and key employees of the Company, which became effective October 1, 1987 and was amended and restated in February 1998, provides for awards of common stock that are subject to certain restrictions. The Plan is administered by the Board of Directors. The members of the Board who are not employees of the Company make the final determinations regarding participation in the Plan, awards under the Plan and restrictions on the restricted stock awarded. The restricted stock may consist of previously issued shares purchased on the open market or shares issued directly from the Company. During 1998, the Company increased the number of shares of its common stock that may be issued under the Plan by 650,000 shares. Compensation expense of $2,348,000, $1,595,000 and

                            ATMOS ENERGY CORPORATION

$1,238,000 was recognized in 2000, 1999 and 1998 in connection with the vesting of shares awarded under the Plan.

  Employee Stock Ownership Plan

     Prior to January 1, 1999, Atmos had an Employee Stock Ownership Plan ("ESOP") and the United Cities Division had a 401(k) savings plan. The ESOP was amended effective January 1, 1999, as is more fully discussed in Note 7.

  Direct Stock Purchase Plan

     The Company also has a Direct Stock Purchase Plan ("DSPP"). Participants in the DSPP may have all or part of their dividends reinvested at a three percent discount from market prices. DSPP participants may purchase additional shares of Company common stock as often as weekly with voluntary cash payments of at least $25, up to an annual maximum of $100,000.

  Outside Directors Stock-For-Fee Plan

     In November 1994, the Board adopted the Outside Directors Stock-for-Fee Plan which was approved by the shareholders of the Company in February 1995 and was amended and restated in November 1997. The plan permits non-employee directors to receive all or part of their annual retainer and meeting fees in stock rather than in cash.

  Equity Incentive and Deferred Compensation Plan for Non-Employee Directors

     In November 1998, the Board adopted the Equity Incentive and Deferred Compensation Plan for Non-Employee Directors (the "Directors Compensation Plan") which was approved by the shareholders of the Company in February 1999. Such plan represents an amendment to the Atmos Energy Corporation Deferred Compensation Plan for Outside Directors adopted by the Company on May 10, 1990 and replaced the pension payable under the Company's Retirement Plan for Non-Employee Directors. Only non-employee directors of the Company are eligible to participate in the Directors Compensation Plan, the purpose of which is to provide non-employee directors with the opportunity to defer receipt of compensation for services rendered to the Company, invest deferred compensation into either a cash account or a stock account and to receive an annual grant of share units for each year of service on the Board.

  Stock-Based Compensation Plans

     The Company has two stock-based compensation plans that provide for the granting of stock options to officers, key employees and non-employee directors. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives and promoting the success of the Company by providing employees the opportunity to acquire common stock.

  United Cities Long-Term Stock Plan

     Prior to the merger with Atmos, certain United Cities Gas Company officers and key employees participated in the United Cities Long-Term Stock Plan implemented in 1989. At the time of the merger on July 31, 1997, Atmos adopted this plan by registering a total of 250,000 shares of Atmos stock to be issued under the Long-Term Stock Plan for the United Cities Division. Under this plan, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or any combination thereof may be granted to officers and key employees of the United Cities Division. Options granted under the plan become exercisable at a rate of 20 percent per year and expire 10 years after the date of grant. During 2000, 4,200 options were exercised under the plan. At September 30, 2000, there were 34,850 options outstanding, of

                            ATMOS ENERGY CORPORATION
which 31,850 options had vested. No incentive stock options, nonqualified stock options, stock appreciation rights or restricted stock have been granted under the plan since 1996.

  Long-Term Incentive Plan

     On August 12, 1998, the Board of Directors approved and adopted the 1998 Long-Term Incentive Plan (the "LTIP"), which became effective October 1, 1998 after approval by the shareholders of the Company. The LTIP represents a part of the Company's Total Rewards strategy which the Company developed as a result of a study it conducted of all employee, executive and non-employee director compensation and benefits. The LTIP is a comprehensive, long-term incentive compensation plan providing for discretionary awards of incentive stock options, non-qualified stock options, stock appreciation rights, bonus stock, restricted stock and performance-based stock to help attract, retain and reward employees and non-employee directors of the Company and its subsidiaries.

     The Company is authorized to grant awards for up to a maximum of 1,500,000 shares of common stock under the LTIP subject to certain adjustment provisions. The option price is equal to the market price of the Company's stock at the date of grant. The stock options expire 10 years from the date of the grant, and options vest annually over a service period ranging from one to three years. During 2000, no options were exercised under the plan. At September 30, 2000, the Company had 658,500 options outstanding under the LTIP at an exercise price ranging from $14.68 to $25.66.

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") was issued. This statement establishes a fair value-based method of accounting for employee stock options or similar equity instruments and encourages, but does not require, all companies to adopt that method of accounting for all of their employee stock compensation plans. SFAS 123 allows companies to continue to measure compensation cost for employee stock options or similar equity instruments using the intrinsic value method of accounting described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue using the intrinsic value method as prescribed by APB 25. Under this method no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.

     Because of the limited nature of the Company's stock-based compensation plans, the pro forma effects of applying SFAS 123 would have less than a $.01 per diluted share effect on earnings per share or approximately $241,000 and $84,000 for 2000 and 1999.

7. EMPLOYEE RETIREMENT AND STOCK OWNERSHIP PLANS

  Defined benefit plans

     Prior to January 1, 1999, the Company had four defined benefit pension plans covering the Western Kentucky Division employees, the Greeley Division employees, the United Cities Division employees and the fourth covering all other Atmos employees. The plans provided similar benefits to all employees which were based upon years of service and the highest paid five consecutive calendar years of compensation within the last 10 years of employment.

     Effective January 1, 1999, the plans were merged into the Western Kentucky Gas plan which was amended and restated as the Atmos Pension Account Plan which covers all employees of the Company. Opening account balances were established for participants as of January 1, 1999 equal to the present value of their respective accrued benefits under the pension plans as of December 31, 1998. The Pension Account Plan credits an allocation to each participant's account at the end of each year according to a formula based on the participant's age, service and total pay (excluding incentive pay).

                            ATMOS ENERGY CORPORATION

     The Pension Account Plan provides for an additional annual allocation based upon a participant's age as of January 1, 1999 for those participants who were participants in the prior pension plans. The plan will credit this additional allocation each year through December 31, 2008. In addition, at the end of each year, a participant's account will be credited with interest on the employee's prior year account balance. A special grandfather benefit also applies through December 31, 2008, for participants who were at least age 50 as of January 1, 1999, and who were participants in one of the prior plans on December 31, 1998. Participants are fully vested in their account balances after five years of service and may choose to receive their account balances as a lump sum or an annuity. The obligations shown herein reflect the changes which were effective January 1, 1999.

     The Company's funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     The Company records the accrued pension asset in deferred charges and other assets. The following table sets forth the total for the Pension Account Plan's funded status for 2000 and 1999:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $200,465   $218,245
  Service cost..............................................     2,352      4,232
  Interest cost.............................................    14,573     14,696
  Actuarial (gain) loss.....................................     5,039    (21,390)
  Acquisition/merger........................................     5,156         --
  Benefits paid.............................................   (17,433)   (15,318)
                                                              --------   --------
  Benefit obligation at end of year.........................   210,152    200,465
Change in plan assets:
  Fair value of plan assets at beginning of year............   282,498    286,708
  Actual return on plan assets..............................     9,277     11,108
  Acquisition/merger........................................     5,156         --
  Benefits paid.............................................   (17,433)   (15,318)
                                                              --------   --------
  Fair value of plan assets at end of year..................   279,498    282,498
                                                              --------   --------
Funded status...............................................    69,346     82,033
Unrecognized transition asset...............................      (362)      (625)
Unrecognized prior service cost.............................    (8,878)    (9,680)
Unrecognized net gain.......................................   (24,004)   (48,780)
                                                              --------   --------
Accrued pension asset.......................................  $ 36,102   $ 22,948
                                                              ========   ========

                                                              2000    1999    1998
                                                              -----   -----   ----
Weighted average assumptions for end of year disclosure:
  Discount rate.............................................   8.0%    7.5%   7.0%
  Rate of compensation increase.............................   4.0%    4.0%   4.0%
  Expected return on plan assets............................  10.0%   10.0%   9.0%

     The plan assets consist primarily of investments in common stocks, interest bearing securities and interests in commingled pension trust funds.

                            ATMOS ENERGY CORPORATION

     In the 1998 annual report the defined benefit plans were grouped with the Supplemental Executive Benefits Plans. In the 2000 and 1999 annual report they are presented separately. Net periodic pension cost for the Pension Account Plan for 2000, 1999 and 1998 included the following components:

                                                         2000       1999       1998
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Components of net periodic pension cost:
  Service cost.......................................  $  2,352   $  4,232   $  5,256
  Interest cost......................................    14,573     14,696     15,655
  Expected return on assets..........................   (27,403)   (27,846)   (23,249)
  Amortization of:
     Transition obligation(asset)....................      (263)      (248)      (241)
     Prior service cost..............................      (802)      (703)       851
     Actuarial (gain)................................    (1,610)    (1,487)    (1,225)
                                                       --------   --------   --------
          Net periodic pension cost..................   (13,153)   (11,356)    (2,953)
Curtailment (gain) and special termination
  benefits...........................................        --         --     (1,840)
                                                       --------   --------   --------
          Total pension cost accruals................  $(13,153)  $(11,356)  $ (4,793)
                                                       ========   ========   ========

  Supplemental Executive Benefits Plans

     The Company has a nonqualified Supplemental Executive Benefits Plan ("Supplemental Plan") which provides additional pension, disability and death benefits to the officers and certain other employees of the Company. The Supplemental Plan was amended and restated in August 1998. In addition, in August 1998, the Company adopted the Performance-Based Supplemental Executive Benefits Plan which covers all employees who become officers or business unit presidents after August 12, 1998.

     The Company records accrued pension cost in deferred credits and other liabilities. The following table sets forth the total for the Supplemental Plans' funded status for 2000 and 1999:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $ 38,825   $ 36,770
  Service cost..............................................       937      1,151
  Interest cost.............................................     2,916      2,488
  Actuarial loss............................................     6,482        331
  Benefits paid.............................................    (1,734)    (1,915)
                                                              --------   --------
  Benefit obligation at end of year.........................    47,426     38,825
Change in plan assets:
  Fair value of plan assets at beginning of year............        --         --
  Employer contribution.....................................     1,734      1,915
  Benefits paid.............................................    (1,734)    (1,915)
                                                              --------   --------
  Fair value of plan assets at end of year..................        --         --
                                                              --------   --------
Funded status...............................................   (47,426)   (38,825)
Unrecognized transition asset...............................       388        484
Unrecognized prior service cost.............................     7,815      8,837
Unrecognized net loss.......................................     8,220      6,886
                                                              --------   --------
Accrued pension cost........................................  $(31,003)  $(22,618)
                                                              ========   ========

                            ATMOS ENERGY CORPORATION

                                                              2000    1999    1998
                                                              -----   -----   ----
Weighted average assumptions for end of year disclosure:
  Discount rate.............................................   8.0%    7.5%   7.0%
  Rate of compensation increase.............................   4.0%    4.0%   4.0%
  Expected return on plan assets............................  10.0%   10.0%   9.0%

     Assets for the Supplemental Plans are held in the Company's rabbi trusts (see Note 12) and consist primarily of investments in equity mutual funds. The market value of the rabbi trusts amounted to $28.6 million and $26.1 million at September 30, 2000 and 1999. The assets in the rabbi trusts are included on the Company's balance sheet under deferred charges and other assets and are not presented above as plan assets.

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Supplemental Plans with accumulated benefit obligations in excess of plan assets were $47.4 million, $41.1 million and none, as of September 30, 2000, and $38.8 million, $32.8 million and none, as of September 30, 1999.

     Net periodic pension cost for the Supplemental Plans for 2000, 1999 and 1998 included the following components:

                                                              2000     1999     1998
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Components of net periodic pension cost:
  Service cost.............................................  $  937   $1,151   $  505
  Interest cost............................................   2,916    2,488    2,246
  Amortization of:
     Transition obligation.................................      96       96       96
     Prior service cost....................................   1,022    1,022      810
     Actuarial loss........................................     215      216      133
                                                             ------   ------   ------
          Net periodic pension cost........................  $5,186   $4,973   $3,790
                                                             ======   ======   ======

  Employee Stock Ownership Plan

     Atmos sponsors an ESOP for all employees of the Company. Effective January 1, 1999 the ESOP was amended to provide for deferral of a portion of a participant's salary of up to 21 percent. In addition, among other changes to the ESOP, participants are provided with automatic matching contributions of 100 percent of each participant's salary reduction up to 4 percent of the participant's salary and are provided the option of taking out loans against their ESOP accounts subject to certain restrictions. Each participant enters into a salary reduction agreement with the Company pursuant to which the participant's salary is reduced by an amount not more than 21 percent. Taxes on the amount by which the participant's salary is reduced are deferred pursuant to
Section 401(k) of the Internal Revenue Code. The amount of the salary reduction is contributed by the Company to the ESOP for the account of the participant. Matching contributions to the ESOP were expensed as incurred and amounted to $3.0 million, $2.4 million, and $1.8 million for 2000, 1999 and 1998. The directors may also approve discretionary contributions, subject to the provisions of the Internal Revenue Code of 1986 and applicable regulations of the Internal Revenue Service. No discretionary contributions were made for 2000, 1999, nor 1998.

  401(k) Savings plan

     Prior to January 1, 1999, the Company sponsored a 401(k) savings plan for the United Cities Division employees. The Company made fixed matching contributions of $102,000 for the three months ended

                            ATMOS ENERGY CORPORATION

December 31, 1998, $648,000 for the nine months ended September 30, 1998 and $694,000 for the year ended December 31, 1997. In addition, a discretionary matching contribution of $227,000 was made for 1998. The 401(k) savings plan was merged into the ESOP effective January 1, 1999, and the United Cities Division employees have subsequently received the same benefits as other Atmos employees.

8. OTHER POSTRETIREMENT BENEFITS

     Prior to January 1, 1999, Atmos sponsored two postretirement plans other than pensions. Each provided health care benefits to retired employees. One provided benefits to the United Cities Division retirees and the other provided medical benefits to all other retired Atmos employees.

     Effective January 1, 1999, the United Cities plan was merged into the Atmos plan and began providing benefits to future retirees that are essentially the same as provided to other Atmos employees. The obligation as of September 30, 1999 reflects this plan change.

     Substantially all of the Company's employees become eligible for these benefits if they reach retirement age while working for the Company and attain certain specified years of service. In addition, participant contributions are required under the plan.

     The Company records the accrued postretirement cost primarily in deferred credits and other liabilities. The following table sets forth the total liability currently recognized for the postretirement plan other than pensions:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $ 56,832   $ 64,494
  Service cost..............................................     2,543      2,150
  Interest cost.............................................     4,119      4,360
  Plan participants' contributions..........................       653        763
  Actuarial (gain) loss.....................................       170    (10,195)
  Acquisitions/divestitures.................................     2,593         --
  Benefits paid.............................................    (3,881)    (4,740)
                                                              --------   --------
  Benefit obligation at end of year.........................    63,029     56,832
Change in plan assets:
  Fair value of plan assets at beginning of year............     9,964      6,380
  Actual return on plan assets..............................       809        377
  Employer contribution.....................................     4,118      7,184
  Plan participants' contribution...........................       653        763
  Acquisitions/divestitures.................................       209         --
  Benefits paid.............................................    (3,881)    (4,740)
                                                              --------   --------
  Fair value of plan assets at end of year..................    11,872      9,964
                                                              --------   --------
Funded status...............................................   (51,157)   (46,868)
Unrecognized transition obligation..........................    20,221     21,732
Unrecognized prior service cost.............................     2,574      3,094
Unrecognized net (gain).....................................    (2,306)    (2,300)
                                                              --------   --------
Accrued postretirement cost.................................  $(30,668)  $(24,342)
                                                              ========   ========

                            ATMOS ENERGY CORPORATION

                                                              2000   1999   1998
                                                              ----   ----   ----
Weighted average assumptions for end of year disclosure:
  Discount rate.............................................  8.0%   7.5%   7.0%
  Expected return on plan assets............................  5.3%   5.3%   5.3%
  Initial trend rate........................................  8.0%   9.0%   9.0%
  Ultimate trend rate.......................................  5.0%   5.0%   4.5%
  Number of years from initial to ultimate trend............    4      5      6

     Net periodic postretirement cost for the combined postretirement benefit plans for 2000, 1999 and 1998 included the following components:

                                                             2000     1999     1998
                                                            ------   ------   -------
                                                                 (IN THOUSANDS)
Components of net periodic postretirement cost:
  Service cost............................................  $2,543   $2,150   $ 1,659
  Interest cost...........................................   4,119    4,360     3,809
  Expected return on assets...............................    (540)    (349)     (235)
  Amortization of:
     Transition obligation................................   1,511    1,511     1,862
     Prior service cost...................................     520      520       269
     Actuarial (gain) loss................................     (94)     648       (58)
                                                            ------   ------   -------
          Net periodic postretirement cost................   8,059    8,840     7,306
  Curtailment loss and special termination benefits.......      --       --     5,915
                                                            ------   ------   -------
          Total postretirement cost accruals..............  $8,059   $8,840   $13,221
                                                            ======   ======   =======

     Assumed health care cost trend rates have a significant effect on the amounts reported for the plans. A one-percentage point change in assumed health care cost trend rates would have the following effects on the latest actuarial calculations:

                                                             1-PERCENTAGE     1-PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
                                                                    (IN THOUSANDS)
Effect on total of service and interest cost components...      $  999          $  (829)
Effect on postretirement benefit obligation...............      $6,014          $(5,191)

     The Company is currently recovering other postretirement benefits ("OPEB") costs through its regulated rates under SFAS No. 106 accrual accounting in Colorado, Kansas, the majority of its Texas service area and Kentucky. It receives rate treatment as a cost of service item for OPEB costs on the pay-as-you-go basis in Louisiana. OPEB costs have been specifically addressed in rate orders in each jurisdiction served by the United Cities Division or have been included in a rate case and not disallowed. However, the Company was required to recover the portion of the UCGC transition obligation applicable to Virginia operations over 40 years, rather than 20 years, as in other states. Management believes that accrual accounting in accordance with SFAS No. 106 is appropriate and will continue to seek rate recovery of accrual-based expenses in its ratemaking jurisdictions that have not yet approved the recovery of these expenses.

9. EARNINGS PER SHARE

     Basic earnings per share has been computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed by dividing net income for the period by the weighted average number of common shares

                            ATMOS ENERGY CORPORATION
outstanding during the period adjusted for restricted stock and other contingently issuable shares of common stock. Net income for the years ended September 30, 2000, 1999 and 1998 for basic and diluted earnings per share are the same, as there were no contingently issuable shares of stock whose issuance would have impacted net income. A reconciliation between basic and diluted weighted average common shares outstanding at September 30 follows:

                                                              2000     1999     1998
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Weighted average common shares -- basic....................  31,461   30,566   29,822
Effect of dilutive securities:
  Restricted stock.........................................     125      238      199
  Stock options............................................       8       15       10
                                                             ------   ------   ------
Weighted average common shares -- diluted..................  31,594   30,819   30,031
                                                             ======   ======   ======

10. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

     Supplemental disclosures of cash flow information for 2000, 1999 and 1998 are presented below.

                                                           2000      1999      1998
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Cash paid (received) for
  Interest..............................................  $46,243   $40,446   $29,980
  Income taxes..........................................  $(7,989)  $(7,184)  $25,598

     In connection with the Company's transaction related to the sale of its propane business (see Note 1 of notes to consolidated financial statements), the Company contributed property, plant and equipment of $38.9 million with a related accumulated depreciation of $17.1 million and deferred charges and other assets of $3.9 million in exchange for an indirect investment in Heritage Propane Partners. In addition, the Company received net proceeds of $6.5 million and recorded a gain on the transaction of $5.8 million.

11. SEGMENT INFORMATION

     In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The determination of reportable segments under SFAS No. 131 differs from that required in previous years; therefore, business segment information for 1998 has been restated to comply with the provisions of SFAS No. 131.

     The Company's determination of reportable segments considers the strategic operating units under which the Company manages sales of various products and services to customers in differing regulatory environments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. The Company evaluates performance based on net income or loss of the respective operating units.

     In accordance with SFAS No. 131, the Company has identified the Utility, Propane and Non-regulated segments, as described in Note 1.

                            ATMOS ENERGY CORPORATION

     Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                            NON-
                                                    UTILITY     PROPANE   REGULATED     TOTAL
                                                   ----------   -------   ---------   ----------
                                                                  (IN THOUSANDS)
As of and for the year ended September 30, 2000:
Operating revenues...............................  $  739,951   $22,550    $96,305    $  858,806
Intersegment revenues............................       5,116        --      3,538         8,654
Depreciation and amortization....................      60,120     2,343      1,392        63,855
Operating income (loss)..........................      77,207      (608)     8,717        85,316
Equity in earnings of unconsolidated
  investment.....................................          --        --      7,307         7,307
Interest charges, net............................      42,096       995        732        43,823
Net income.......................................      22,459     2,602     10,857        35,918
Total assets.....................................   1,253,023    17,286     95,008     1,365,317
Equity investment in unconsolidated investees....          --        --     42,330        42,330
Expenditures for additions to long-lived
  assets.........................................     105,012       607        521       106,140

As of and for the year ended September 30, 1999:
Operating revenues...............................     621,211    22,944     53,416       697,571
Intersegment revenues............................       3,898        --      3,477         7,375
Depreciation and amortization....................      52,503     2,954      1,417        56,874
Operating income (loss)..........................      49,000      (543)     5,782        54,239
Equity in earnings of unconsolidated
  investment.....................................          --        --      7,156         7,156
Interest charges, net............................      35,799     1,231         33        37,063
Net income (loss)................................      10,800      (869)     7,813        17,744
Total assets.....................................   1,152,469    16,694     77,933     1,247,096
Equity investment in unconsolidated investee.....          --        --     15,973        15,973
Expenditures for additions to long-lived
  assets.........................................     108,454     1,550        349       110,353

As of and for the year ended September 30, 1998:
Operating revenues...............................     739,930    29,091     80,672       849,693
Intersegment revenues............................       1,485        --         --         1,485
Depreciation and amortization....................      43,324     2,324      1,907        47,555
Operating income.................................     100,665       619     11,595       112,879
Equity in earnings of unconsolidated
  investment.....................................          --        --      3,920         3,920
Interest charges, net............................      33,181       897      1,501        35,579
Net income (loss)................................      43,332       (66)    11,999        55,265
Total assets.....................................   1,061,496    36,549     68,252     1,166,297
Equity investment in unconsolidated investee.....          --        --     11,914        11,914
Expenditures for additions to long-lived
  assets.........................................     125,741     8,408        840       134,989

     The following table presents a reconciliation of the operating revenues to total consolidated revenues for the years ended September 30, 2000, 1999 and 1998:

                                                         2000       1999       1998
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Total revenues for reportable segments...............  $858,806   $697,571   $849,693
Elimination of intersegment revenues.................    (8,654)    (7,375)    (1,485)
                                                       --------   --------   --------
          Total operating revenues...................  $850,152   $690,196   $848,208
                                                       ========   ========   ========

                            ATMOS ENERGY CORPORATION

     A reconciliation of total assets for the reportable segments to total consolidated assets for September 30, 2000, 1999 and 1998 is presented below:

                                                      2000         1999         1998
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Total assets for reportable segments.............  $1,365,317   $1,247,096   $1,166,297
Elimination of intercompany accounts.............     (16,559)     (16,559)     (24,907)
                                                   ----------   ----------   ----------
          Total consolidated assets..............  $1,348,758   $1,230,537   $1,141,390
                                                   ==========   ==========   ==========

     The following table summarizes the Company's revenues by products and services for the year ended September 30:

                                                         2000       1999       1998
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Gas sales revenues:
  Residential........................................  $405,552   $349,691   $410,538
  Commercial.........................................   176,712    144,836    184,046
  Public authority and other.........................    27,198     22,330     20,504
  Industrial.........................................    97,089     73,194     91,972
                                                       --------   --------   --------
          Total gas sales revenues...................   706,551    590,051    707,060
Transportation revenues..............................    23,610     23,035     23,883
Other gas revenues...................................     4,674      4,227      7,502
                                                       --------   --------   --------
          Total utility revenues.....................   734,835    617,313    738,445
Propane revenues.....................................    22,550     22,944     29,091
Non-Regulated revenues...............................    92,767     49,939     80,672
                                                       --------   --------   --------
          Total operating revenues...................  $850,152   $690,196   $848,208
                                                       ========   ========   ========

12. MARKETABLE SECURITIES

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," all marketable securities are classified as available-for-sale and are reported at market value with unrealized gains and losses shown as a component of shareholders' equity labeled "unrealized holding gains on investments, net." All marketable securities are held in rabbi trusts for the Supplemental Executive Benefit Plan ("SEBP").

     The cost, unrealized holding gain (loss) and the market value of the marketable securities are as follows:

                                                                  UNREALIZED
                                                                    HOLDING     MARKET
                                                         COST     GAIN (LOSS)    VALUE
                                                        -------   -----------   -------
                                                                (IN THOUSANDS)
As of September 30, 2000:
  Available-for-sale securities:
     Domestic equity mutual funds.....................  $22,557     $3,148      $25,705
     Foreign equity mutual funds......................    2,462        398        2,860
                                                        -------     ------      -------
                                                        $25,019     $3,546      $28,565
                                                        =======     ======      =======
As of September 30, 1999:
  Available-for-sale securities:
     Domestic equity mutual funds.....................  $22,265     $1,041      $23,306
     Foreign equity mutual funds......................    2,359        399        2,758
                                                        -------     ------      -------
                                                        $24,624     $1,440      $26,064
                                                        =======     ======      =======

                            ATMOS ENERGY CORPORATION

13. LEASES

     The Company has entered into non-cancelable operating leases for office and warehouse space used in its operations. The remaining lease terms range from one to 20 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. The Company has also entered into capital leases for division offices and operating facilities. Property, plant and equipment included amounts for capital leases of $4.6 million at both September 30, 2000 and 1999. Accumulated depreciation for these capital leases totaled $1.4 million and $1.2 million at September 30, 2000 and 1999.

     The related future minimum lease payments at September 30, 2000 were as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                (IN THOUSANDS)
2001........................................................  $   735    $ 8,789
2002........................................................      735      8,706
2003........................................................      735      8,082
2004........................................................      735      7,922
2005........................................................      701      7,835
Thereafter..................................................    2,684     31,965
                                                              -------    -------
Total minimum lease payments................................    6,325    $73,299
                                                                         =======
Less amount representing interest...........................   (3,154)
                                                              -------
Present value of net minimum lease payments.................  $ 3,171
                                                              =======

     Consolidated lease and rental expense amounted to $9.0 million, $10.6 million and $9.2 million for fiscal 2000, 1999 and 1998. Rents for the regulated business are expensed, and the Company receives rate treatment as a cost of service on a pay-as-you-go basis.

14. RELATED PARTY TRANSACTIONS

     Included in purchased gas cost were purchases from WMLLC of $228.6 million, $117.4 million and $124.7 million in 2000, 1999 and 1998. Volumes purchased were
74.4 billion cubic feet ("Bcf"), 50.9 Bcf and 53.4 Bcf in 2000, 1999 and 1998. These purchases were made in a competitive open bidding process and reflect market prices. Average prices per thousand cubic feet ("Mcf") for gas purchased from WMLLC were $3.07, $2.31 and $2.33 in 2000, 1999 and 1998. In addition, the Company has entered into contracts with WMLLC to manage a significant portion of the Company's underground storage facilities.

15. SUBSEQUENT EVENT (UNAUDITED)

     On October 10, 2000, the Company entered into an agreement to sell its natural gas distribution system assets in Gaffney, South Carolina for approximately $5.8 million which approximates net book value. The Company operates its South Carolina assets through its United Cities Division. The transaction is subject to regulatory approval and is expected to close by the end of the year. The United Cities Division serves approximately 5,100 customers in the Gaffney area.

                            ATMOS ENERGY CORPORATION

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized unaudited quarterly financial data is presented below. The sum of net income per share by quarter may not equal the net income per share for the year due to variations in the weighted average shares outstanding used in computing such amounts. The Company's businesses are seasonal due to weather conditions in the Company's service areas. For further information on its effects on quarterly results, please see the "Weather and seasonality" discussion included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section herein.

                                                          FISCAL YEAR 2000
                                         ---------------------------------------------------
                                                            QUARTER ENDED
                                         ---------------------------------------------------
                                         DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,
                                         ------------   ---------   --------   -------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues.....................    $224,458     $314,197    $152,362     $159,135
Gross profit...........................      89,550      118,127      60,030       57,999
Operating income (loss)................      30,141       55,987      (2,344)       1,532
Net income (loss)......................      14,324       29,573      (4,396)      (3,583)
Net income (loss) per share............         .46          .94        (.14)        (.11)

                                                          FISCAL YEAR 1999
                                         ---------------------------------------------------
                                                            QUARTER ENDED
                                         ---------------------------------------------------
                                         DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,
                                         ------------   ---------   --------   -------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues.....................    $210,227     $261,426    $109,590     $108,953
Gross profit...........................      91,208      112,395      53,376       42,815
Operating income (loss)................      31,688       50,843         412      (28,704)
Net income (loss)......................      15,380       28,795      (5,295)     (21,136)
Net income (loss) per share............         .50          .94        (.17)        (.68)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 14, 2001. Information regarding executive officers is included in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 14, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 14, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 14, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. and 2. Financial statements and financial statement schedules.

     The financial statements and financial statement schedules listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K.

     3. Exhibits

     The exhibits listed in the accompanying Exhibits Index are filed as part of this Form 10-K. The exhibits numbered 10.23(a) through 10.36 are management contracts or compensatory plans or arrangements.

     (b) Reports on Form 8-K

     The Company filed a Form 8-K Current Report, Item 5, Other Events, dated August 8, 2000, announcing that it will acquire from Woodward Marketing, Inc. the remaining 55 percent interest in Woodward Marketing, LLC in exchange for 1,423,193 restricted shares of Atmos common stock and that US Propane, L.P., in which Atmos is a partner, has completed a merger of its operations with Heritage Holdings, Inc.

     Under Item 7, Financial Statements and Exhibits, an exhibit was attached: a copy of a related press release dated August 8, 2000 and a copy of a related press release dated August 10, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ATMOS ENERGY CORPORATION
                                            (Registrant)

                                            By      /s/ JOHN P. REDDY
                                             -----------------------------------
                                                        John P. Reddy
                                                    Senior Vice President
                                                 and Chief Financial Officer

Date: November 14, 2000

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert W. Best and John P. Reddy, or either of them acting alone or together, as his true and lawful attorney-in-fact and agent with full power to act alone, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


                 /s/ ROBERT W. BEST                    Chairman, President and       November 14, 2000
-----------------------------------------------------    Chief Executive Officer
                   Robert W. Best

                  /s/ JOHN P. REDDY                    Senior Vice President and     November 14, 2000
-----------------------------------------------------    Chief Financial Officer
                    John P. Reddy

                /s/ F.E. MEISENHEIMER                  Vice President and            November 14, 2000
-----------------------------------------------------    Controller (Principal
                  F.E. Meisenheimer                      Accounting Officer)

               /s/ TRAVIS W. BAIN, II                  Director                      November 14, 2000
-----------------------------------------------------
                 Travis W. Bain, II

                   /s/ DAN BUSBEE                      Director                      November 14, 2000
-----------------------------------------------------
                     Dan Busbee

                /s/ RICHARD W. CARDIN                  Director                      November 14, 2000
-----------------------------------------------------
                  Richard W. Cardin

                /s/ THOMAS J. GARLAND                  Director                      November 14, 2000
-----------------------------------------------------
                  Thomas J. Garland

                 /s/ GENE C. KOONCE                    Director                      November 14, 2000
-----------------------------------------------------
                   Gene C. Koonce

                /s/ VINCENT J. LEWIS                   Director                      November 14, 2000
-----------------------------------------------------
                  Vincent J. Lewis

               /s/ THOMAS C. MEREDITH                  Director                      November 14, 2000
-----------------------------------------------------
                 Thomas C. Meredith

                /s/ PHILLIP E. NICHOL                  Director                      November 14, 2000
-----------------------------------------------------
                  Phillip E. Nichol

                  /s/ CARL S. QUINN                    Director                      November 14, 2000
-----------------------------------------------------
                    Carl S. Quinn


               /s/ CHARLES K. VAUGHAN                  Director                      November 14, 2000
-----------------------------------------------------
                 Charles K. Vaughan

                 /s/ RICHARD WARE II                   Director                      November 14, 2000
-----------------------------------------------------
                   Richard Ware II

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                            (ITEM 8, 14(A) 1 AND 2)

                                                               FORM 10-K
                                                               PAGE NO.
                                                               ---------
Independent auditors' report................................      34
Financial statements and supplementary data:
  Consolidated balance sheets at September 30, 2000 and
     1999...................................................      35
  Consolidated statements of income for the years ended
     September 30, 2000, 1999 and
     1998...................................................      36
  Consolidated statements of shareholders' equity for the
     years ended September 30, 2000, 1999 and 1998..........      37
  Consolidated statements of cash flows for the years ended
     September 30, 2000, 1999 and 1998......................      38
  Notes to consolidated financial statements................      39
  Supplementary Quarterly Financial Data (unaudited)........      62
Financial statement schedule for the years ended September
  30, 2000, 1999 and 1998:
  II. Valuation and Qualifying Accounts.....................      68

     All other financial statement schedules are omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and accompanying notes thereto.

                            ATMOS ENERGY CORPORATION

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                             ADDITIONS
                                                      -----------------------                BALANCE
                                         BALANCE AT   CHARGED TO   CHARGED TO                AT END
                                         BEGINNING     COSTS &       OTHER                     OF
                                         OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   PERIOD
                                         ----------   ----------   ----------   ----------   -------
2000
  Allowance for doubtful accounts......    $9,231      $17,724           --     $ 16,366(1)  $10,589
1999
  Allowance for doubtful accounts......    $1,969      $ 8,899           --     $  1,637(1)  $ 9,231
1998
  Allowance for doubtful accounts......    $2,188      $ 2,140           --     $  2,359(1)  $ 1,969

---------------

(1) Uncollectible accounts written off

                                 EXHIBITS INDEX
                                 ITEM 14.(A)(3)

                                                                                 PAGE NUMBER OR
        EXHIBIT                                                                 INCORPORATION BY
         NUMBER                         DESCRIPTION                               REFERENCE TO
        -------                         -----------                             ----------------
                         Plan of Reorganization
        2.1              -- Agreement and Plan of Reorganization      Exhibit 2.1 to Registration Statement
                            dated July 19, 1996, by and between       on Form S-4 filed October 4, 1996
                            the Registrant and United Cities Gas      (File No. 333-13429)
                            Company
        2.2              -- Amendment No. 1 to Agreement and Plan     Exhibit 2.1(a) to Registration
                            of Reorganization dated October 3,        Statement on Form S-4 filed October
                            1996                                      4, 1996 (File No. 333-13429)
        2.3              -- Purchase and Sale Agreement, made as      Exhibit 2.1 to Registration Statement
                            of April 13, 2000, by and among           on Form S-3/A filed November 6, 2000
                            Citizens Utilities Company, LGS           (File No. 333-73705)
                            Natural Gas Company, and Atmos Energy
                            Corporation

                         Articles of Incorporation and Bylaws
        3.1(a)           -- Restated Articles of Incorporation of     Exhibit 3.1 of Form 10-K for fiscal
                            the Company, as Amended (as of July       year ended September 30, 1997 (File
                            31, 1997)                                 No. 1-10042)
        3.1(b)           -- Articles of Amendment to the Restated     Exhibit 3a of Form 10-Q for quarter
                            Articles of Incorporation of Atmos        ended March 31, 1999 (File No.
                            Energy Corporation as Amended (Texas)     1-10042)
        3.1(c)           -- Articles of Amendment to the Restated     Exhibit 3b of Form 10-Q for quarter
                            Articles of Incorporation of Atmos        ended March 31, 1999 (File No.
                            Energy Corporation as Amended             1-10042)
                            (Virginia)
        3.2              -- Bylaws of the Company (Amended and        Exhibit 3.2 of Form 10-K for fiscal
                            Restated as of November 12, 1997)         year ended September 30, 1997 (File
                                                                      No. 1-10042)

                         Instruments Defining Rights of Security
                            Holders
        4.1              -- Specimen Common Stock Certificate         Exhibit (4)(b) of Form 10-K for
                            (Atmos Energy Corporation)                fiscal year ended September 30, 1988
                                                                      (File No. 1-10042)
        4.2              -- Rights Agreement, dated as of November    Exhibit 4.1 of Form 8-K dated
                            12, 1997, between the Company and         November 12, 1997 (File No. 1-10042)
                            BankBoston, N.A.
        4.3              -- First Amendment to Rights Agreement       Exhibit 2 of Form 8-A, Amendment No.
                            dated as of August 11, 1999, between      1, dated August 12, 1999 (File
                            the Company and BankBoston, N.A., as      No. 1-10042)
                            Rights Agent
        9                -- Not Applicable

                                                                                 PAGE NUMBER OR
        EXHIBIT                                                                 INCORPORATION BY
         NUMBER                         DESCRIPTION                               REFERENCE TO
        -------                         -----------                             ----------------
                         Material Contracts
       10.1(a)           -- Note Purchase Agreement, dated as of      Exhibit 10(c) of Form 8-K filed
                            December 21, 1987, by and between the     January 7, 1988 (File No. 0-11249)
                            Company and John Hancock Mutual Life
                            Insurance Company
                         Note Purchase Agreement, dated as of
                            December 21, 1987, by and between the
                            Company and John Hancock Charitable
                            Trust I (Agreement is identical to
                            Hancock Agreement listed above except
                            as to the parties thereto.)
                         Note Purchase Agreement dated as of
                            December 21, 1987, by and between the
                            Company and Mellon Bank, N.A., Trustee
                            under Master Trust Agreement of AT&T
                            Corporation, dated January 1, 1984,
                            for Employee Pension Plans -- AT&T --
                            John Hancock -- Private Placement
                            (Agreement is identical to Hancock
                            Agreement listed above except as to
                            the parties thereto.)
       10.1(b)           -- Amendment to Note Purchase Agreement,     Exhibit (10)(b)(ii) of Form 10-K for
                            dated October 11, 1989, by and between    fiscal year ended September 30, 1989
                            the Company and John Hancock Mutual       (File No. 1-10042)
                            Life Insurance Company revising Note
                            Purchase Agreement dated December 21,
                            1987
                         Amendment to Note Purchase Agreement,
                            dated October 11, 1989, by and between
                            the Company and John Hancock
                            Charitable Trust I revising Note
                            Purchase Agreement dated December 21,
                            1987. (Amendment is identical to
                            Hancock amendment listed above except
                            as to the parties thereto.)
                         Amendment to Note Purchase Agreement,
                            dated October 11, 1989, by and between
                            the Company and Mellon Bank, N.A.,
                            Trustee under Master Trust Agreement
                            of AT&T Corporation, dated January 1,
                            1984, for Employee Pension
                            Plans -- AT&T -- John
                            Hancock -- Private Placement revising
                            Note Purchase Agreement dated December
                            21, 1987 (Amendment is identical to
                            Hancock amendment listed above except
                            as to the parties thereto.)

                                                                                 PAGE NUMBER OR
        EXHIBIT                                                                 INCORPORATION BY
         NUMBER                         DESCRIPTION                               REFERENCE TO
        -------                         -----------                             ----------------
       10.1(c)           -- Amendment to Note Purchase Agreement,     Exhibit 10(b)(iii) of Form 10-K for
                            dated November 12, 1991, by and           fiscal year ended September 30, 1991
                            between the Company and John Hancock      (File No. 1-10042)
                            Mutual Life Insurance Company revising
                            Note Purchase Agreement dated December
                            21, 1987
                         Amendment to Note Purchase Agreement,
                            dated November 12, 1991, by and
                            between the Company and John Hancock
                            Charitable Trust I revising Note
                            Purchase Agreement dated December 21,
                            1987. (Amendment is identical to
                            Hancock amendment listed above except
                            as to the parties thereto.)
                         Amendment to Note Purchase Agreement,
                            dated November 12, 1991, by and
                            between the Company and Mellon Bank,
                            N.A., Trustee under Master Trust
                            Agreement of AT&T Corporation, dated
                            January 1, 1984, for Employee Pension
                            Plans -- AT&T -- John
                            Hancock -- Private Placement revising
                            Note Purchase Agreement dated December
                            21, 1987. (Amendment is identical to
                            Hancock amendment above except as to
                            the parties thereto.)
       10.1(d)           -- Amendment to Note Purchase Agreement,     Exhibit 4.3(d) to Registration
                            dated December 22, 1993, by and           Statement on Form S-3 filed April 20,
                            between the Company and John Hancock      1998 (File No. 333-50477)
                            Mutual Life Insurance Company revising
                            Note Purchase Agreement dated December
                            21, 1987
                         Amendment to Note Purchase Agreement,
                            dated December 22, 1993, by and
                            between the Company and Mellon Bank,
                            N.A., Trustee under Master Trust
                            Agreement of AT&T Corporation, dated
                            January 1, 1982, for Employee Pension
                            Plans -- AT&T -- John
                            Hancock -- Private Placement revising
                            Note Purchase Agreement dated December
                            21, 1987 (Amendment is identical to
                            Hancock amendment listed above except
                            as to the parties thereto and the
                            amounts thereof)

                                                                                 PAGE NUMBER OR
        EXHIBIT                                                                 INCORPORATION BY
         NUMBER                         DESCRIPTION                               REFERENCE TO
        -------                         -----------                             ----------------
       10.1(e)           -- Amendment to Note Purchase Agreement,     Exhibit 4.3(e) to Registration
                            dated December 20, 1994, by and           Statement on Form S-3 filed April 20,
                            between the Company and John Hancock      1998 (File No. 333-50477)
                            Mutual Life Insurance Company revising
                            Note Purchase Agreement dated December
                            21, 1987
                         Amendment to Note Purchase Agreement,
                            dated December 20, 1994, by and
                            between the Company and Mellon Bank,
                            N.A., Trustee under Master Trust
                            Agreement of AT&T Corporation, dated
                            January 1, 1984, for Employee Pension
                            Plans -- AT&T -- John
                            Hancock -- Private Placement revising
                            Note Purchase Agreement dated December
                            21, 1987 (Amendment is identical to
                            Hancock amendment listed above)
       10.1(f)           -- Amendment to Note Purchase Agreement,     Exhibit 4.3(f) to Registration
                            dated July 29, 1997, by and between       Statement on Form S-3 filed April 20,
                            the Company and John Hancock Mutual       1998 (File No. 333-50477)
                            Life Insurance Company revising Note
                            Purchase Agreement dated December 21,
                            1987
                         Amendment to Note Purchase Agreement,
                            dated July 29, 1997, by and between
                            the Company and Mellon Bank, N.A.,
                            Trustee under Master Trust Agreement
                            of AT&T Corporation, dated January 1,
                            1984, for Employee Pension
                            Plans -- AT&T -- John
                            Hancock -- Private Placement revising
                            Note Purchase Agreement dated December
                            21, 1987 (Amendment is identical to
                            Hancock amendment listed above except
                            as to the parties thereto and the
                            amounts thereof)
       10.2(a)           -- Note Purchase Agreement, dated as of      Exhibit 10(c) of Form 10-K for fiscal
                            October 11, 1989, by and between the      year ended September 30, 1989 (File
                            Company and John Hancock Mutual Life      No. 1-10042)
                            Insurance Company
       10.2(b)           -- Amendment to Note Purchase Agreement,     Exhibit 10(c)(ii) of Form 10-K for
                            dated as of November 12, 1991, by and     fiscal year ended September 30, 1991
                            between the Company and John Hancock      (File No. 1-10042)
                            Mutual Life Insurance Company revising
                            Note Purchase Agreement dated October
                            11, 1989
       10.2(c)           -- Amendment to Note Purchase Agreement,     Exhibit 4.4(c) to Registration
                            dated December 22, 1993, by and           Statement on Form S-3 filed April 20,
                            between the Company and John Hancock      1998 (File No. 333-50477)
                            Mutual Life Insurance Company revising
                            Note Purchase Agreement dated October
                            11, 1989

                                                                                 PAGE NUMBER OR
        EXHIBIT                                                                 INCORPORATION BY
         NUMBER                         DESCRIPTION                               REFERENCE TO
        -------                         -----------                             ----------------
       10.2(d)           -- Amendment to Note Purchase Agreement,     Exhibit 4.4(d) to Registration
                            dated December 20, 1994, by and           Statement on Form S-3 filed April 20,
                            between the Company and John Hancock      1998 (File No. 333-50477)
                            Mutual Life Insurance Company revising
                            Note Purchase Agreement dated October
                            11, 1989
       10.2(e)           -- Amendment to Note Purchase Agreement,     Exhibit 4.4(e) to Registration
                            dated July 29, 1997, by and between       Statement on Form S-3 filed April 20,
                            the Company and John Hancock Mutual       1998 (File No. 333-50477)
                            Life Insurance Company revising Note
                            Purchase Agreement dated October 11,
                            1989
       10.3(a)           -- Note Purchase Agreement, dated as of      Exhibit 10(f)(i) of Form 10-K for
                            August 29, 1991, by and between the       fiscal year ended September 30, 1991
                            Company and The Variable Annuity Life     (File No. 1-10042)
                            Insurance Company
       10.3(b)           -- Amendment to Note Purchase Agreement,     Exhibit 10(f)(ii) of Form 10-K for
                            dated November 26, 1991, by and           fiscal year ended September 30, 1991
                            between the Company and The Variable      (File No. 1-10042)
                            Annuity Life Insurance Company
                            revising Note Purchase Agreement dated
                            August 29, 1991
       10.3(c)           -- Amendment to Note Purchase Agreement,     Exhibit 4.5(c) to Registration
                            dated December 22, 1993, by and           Statement on Form S-3 filed April 20,
                            between the Company and The Variable      1998 (File No. 333-50477)
                            Annuity Life Insurance Company
                            revising Note Purchase Agreement dated
                            August 29, 1991
       10.3(d)           -- Amendment to Note Purchase Agreement,     Exhibit 4.5(d) to Registration
                            dated July 29, 1997, by and between       Statement on Form S-3 filed April 20,
                            the Company and The Variable Annuity      1998 (File No. 333-50477)
                            Life Insurance Company revising Note
                            Purchase Agreement dated August 29,
                            1991
       10.4(a)           -- Note Purchase Agreement, dated as of      Exhibit (10)(f) of Form 10-K for
                            August 31, 1992, by and between the       fiscal year ended September 30, 1992
                            Company and The Variable Annuity Life     (File No. 1-10042)
                            Insurance Company
       10.4(b)           -- Amendment to Note Purchase Agreement,     Exhibit 4.6(b) to Registration
                            dated December 22, 1993, by and           Statement on Form S-3 filed April 20,
                            between the Company and The Variable      1998 (File No. 333-50477)
                            Annuity Life Insurance Company
                            revising Note Purchase Agreement dated
                            August 31, 1992
       10.4(c)           -- Amendment to Note Purchase Agreement,     Exhibit 4.6(c) to Registration
                            dated July 29, 1997, by and between       Statement on Form S-3 filed April 20,
                            the Company and The Variable Annuity      1998 (File No. 333-50477)
                            Life Insurance Company revising Note
                            Purchase Agreement dated August 31,
                            1992

                                                                                 PAGE NUMBER OR
        EXHIBIT                                                                 INCORPORATION BY
         NUMBER                         DESCRIPTION                               REFERENCE TO
        -------                         -----------                             ----------------
       10.5(a)           -- Note Purchase Agreement, dated            Exhibit 10.1 of Form 10-Q for quarter
                            November 14, 1994, by and among the       ended December 31, 1994 (File No.
                            Company and New York Life Insurance       1-10042)
                            Company, New York Life Insurance and
                            Annuity Corporation, The Variable
                            Annuity Life Insurance Company,
                            American General Life Insurance
                            Company, and Merit Life Insurance
                            Company
       10.5(b)           -- Amendment to Note Purchase Agreement,     Exhibit 4.7(b) to Registration
                            dated July 29, 1997 by and among the      Statement on Form S-3 filed April 20,
                            Company and New York Life Insurance       1998 (File No. 333-50477)
                            Company, New York Life Insurance and
                            Annuity Corporation, The Variable
                            Annuity Life Insurance Company,
                            American General Life Insurance
                            Company and Merit Life Insurance
                            Company revising Note Purchase
                            Agreement dated November 14, 1994
       10.6(a)           -- Indenture of Mortgage, dated as of        Exhibit to Registration Statement of
                            July 15, 1959, from United Cities Gas     United Cities Gas Company on Form S-3
                            Company to First Trust of Illinois,       (File No. 33-56983)
                            National Association, and M.J. Kruger,
                            as Trustees, as amended and
                            supplemented through December 1, 1992
                            (the Indenture of Mortgage through the
                            20th Supplemental Indenture)
       10.6(b)           -- Twenty-First Supplemental Indenture       Exhibit 10.7(a) of Form 10-K for
                            dated as of February 5, 1997 by and       fiscal year ended September 30, 1997
                            among United Cities Gas Company and       (File No. 1-10042)
                            Bank of America Illinois and First
                            Trust National Association and Russell
                            C. Bergman supplementing Indenture of
                            Mortgage dated as of July 15, 1959
       10.6(c)           -- Twenty-Second Supplemental Indenture      Exhibit 10.7(b) of Form 10-K for
                            dated as of July 29, 1997 by and among    fiscal year ended September 30, 1997
                            the Company and First Trust National      (File No. 1-10042)
                            Association and Russell C. Bergman
                            supplementing Indenture of Mortgage
                            dated as of July 15, 1959
       10.7(a)           -- Form of Indenture between United          Exhibit to Registration Statement of
                            Cities Gas Company and First Trust of     United Cities Gas Company on Form S-3
                            Illinois, National Association, as        (File No. 33-56983)
                            Trustee dated as of November 15, 1995
       10.7(b)           -- First Supplemental Indenture between      Exhibit 10.8(a) of Form 10-K for
                            the Company and First Trust of            fiscal year ended September 30, 1997
                            Illinois, National Association, as        (File No. 1-10042)
                            Trustee dated as of July 29, 1997

                                                                                 PAGE NUMBER OR
        EXHIBIT                                                                 INCORPORATION BY
         NUMBER                         DESCRIPTION                               REFERENCE TO
        -------                         -----------                             ----------------
       10.8(a)           -- Seventh Supplemental Indenture, dated     Exhibit 10.1 of Form 10-Q for quarter
                            as of October 1, 1983 between Greeley     ended June 30, 1994 (File No.
                            Gas Company ("Greeley Division") and      1-10042)
                            the Central Bank of Denver, N.A.
                            ("Central Bank")
       10.8(b)           -- Ninth Supplemental Indenture, dated as    Exhibit 10.2 of Form 10-Q for quarter
                            of April 1, 1991, between the Greeley     ended June 30, 1994 (File No.
                            Division and Central Bank                 1-10042)
       10.8(c)           -- Bond Purchase Agreement, dated as of      Exhibit 10.3 of Form 10-Q for quarter
                            April 1, 1991, between the Greeley        ended June 30, 1994 (File No.
                            Division and Central Bank                 1-10042)
       10.8(d)           -- Tenth Supplemental Indenture, dated as    Exhibit 10.4 of Form 10-Q for quarter
                            of December 1, 1993, between the          ended June 30, 1994 (File No.
                            Company and Colorado National Bank,       1-10042)
                            formerly Central Bank
       10.9(a)           -- Purchase Agreement for 6 3/4%             Exhibit 99.1 of Form 8-K dated July
                            Debentures due 2028 by and among          22, 1998 (File No. 1-10042)
                            Merrill Lynch Co., NationsBanc
                            Montgomery Securities LLC, Edward D.
                            Jones & Co., L.P. and Atmos Energy
                            Corporation dated July 22, 1998
       10.9(b)           -- Form of Indenture between Atmos Energy    Exhibit 4.1 to Registration Statement
                            Corporation and U.S. Bank Trust           on Form S-3 filed April 20, 1998
                            National Association, Trustee             (File No. 333-50477)
       10.10             -- Term Credit Agreement, dated as of        Exhibit 10.1 of Form 10-Q for quarter
                            August 3, 2000, among the Company,        ended June 30, 2000 (File No.
                            Bank of America, N.A., BankOne, NA,       1-10042)
                            and Societe Generale New York Branch
       10.10(a)          -- Revolving Credit Agreement, dated as      Exhibit 4.9 to Registration Statement
                            of August 3, 2000, among the Company,     on Form S-3/A filed November 6, 2000
                            Bank of America, N.A., Bank One, NA,      (File No. 333-93705)
                            and Societe Generale New York Branch
       10.10(b)          -- Credit Agreement, dated to be             Exhibit 10.2 to Registration
                            effective as of August 9, 2000, among     Statement on Form S-3/A filed
                            Woodward Marketing, L.L.C., and Bank      November 6, 2000 (File No. 333-93705)
                            of America, N.A.
       10.10(c)          -- Guaranty, effective as of August 9,       Exhibit 10.3 to Registration
                            2000, by Atmos Energy Marketing, LLC,     Statement on Form S-3/A filed
                            in favor of Bank of America, N.A.         November 6, 2000 (File No. 333-93705)
       10.10(d)          -- First Amendment to Credit Agreement       Exhibit 10.4 to Registration
                            and Guaranty of Atmos Energy              Statement on Form S-3/A filed
                            Marketing, LLC, effective as of           November 6, 2000 (File No. 333-93705)
                            September 29, 2000, among Woodward
                            Marketing, L.L.C., Bank of America,
                            N.A., Woodward Marketing, Inc., Atmos
                            Energy Marketing, LLC, J.D. Woodward
                            and James Kifer

                                                                                 PAGE NUMBER OR
        EXHIBIT                                                                 INCORPORATION BY
         NUMBER                         DESCRIPTION                               REFERENCE TO
        -------                         -----------                             ----------------
                         Gas Supply Contracts
       10.11(a)          -- Firm Gas Transportation Agreement No.     Exhibit 10.10(a) of Form 10-K for
                            123535 dated November 1, 1998 between     fiscal year ended September 30, 1999
                            Greeley Gas and Public Service Company    (File No. 1-10042)
                            of Colorado
       10.11(b)          Transportation Storage Service Agreement     Exhibit 10.6(b) of Form 10-K for
                            No. TA-0544 between Greeley Gas and       fiscal year ended September 30, 1994
                            Williams Natural Gas Company dated        (File No. 1-10042)
                            October 1, 1993, as amended to extend
                            to October 1, 2003
       10.11(c)          -- Firm Transportation Service Agreement
                            No. 33182000A, Rate Schedule TF-1,
                            between Colorado Interstate Gas
                            Company and Greeley Gas Company dated
                            October 1, 2000
       10.11(d)          -- No-Notice Storage and Transportation
                            Delivery Service Agreement No.
                            31028000B, Rate Schedule NNT-1,
                            between Colorado Interstate Gas
                            Company and Greeley Gas Company dated
                            April 1, 2000
       10.11(e)          -- Transportation-Storage Contract No.       Exhibit 10.6 of Form 10-Q for quarter
                            TA-0614 (Request 0180) between Greeley    ended March 31, 1998 (File No.
                            Gas Company (transferred from United      1-10042)
                            Cities Gas Company effective January
                            1, 2000) and Williams Natural Gas
                            Company dated October 1, 1993, as
                            amended to extend to October 1, 2002
       10.11(f)          -- Transportation-Storage Contract No.       Exhibit 10.7 of Form 10-Q for quarter
                            TA-0611 (Request 0002) between Greeley    ended March 31, 1998 (File No.
                            Gas Company (transferred from United      1-10042)
                            Cities Gas Company effective January
                            1, 2000) and Williams Natural Gas
                            Company dated October 1, 1993, as
                            amended to extend to October 1, 2003
       10.12(a)          -- Agreement for Firm Intrastate             Exhibit 10.1 of Form 10-Q for quarter
                            Transportation of Natural Gas in the      ended March 31, 1998 (File No.
                            State of Louisiana between Trans La       1-10042)
                            and Louisiana Intrastate Gas Company
                            L.L.C. (LIG) dated December 22, 1997
                            and effective July 1, 1997, as amended
                            to extend to December 1, 2004
       10.12(b)          -- Agreement for Firm 311(a)(2)              Exhibit 10.2 of Form 10-Q for quarter
                            Transportation of Natural Gas in the      ended March 31, 1998 (File No.
                            State of Louisiana between Trans La       1-10042)
                            and Louisiana Intrastate Gas Company
                            L.L.C. (LIG) dated December 22, 1997
                            and effective July 1, 1997

                                                                                 PAGE NUMBER OR
        EXHIBIT                                                                 INCORPORATION BY
         NUMBER                         DESCRIPTION                               REFERENCE TO
        -------                         -----------                             ----------------
       10.13(a)          -- Gas Transportation Agreement between      Exhibit 10.3 of Form 10-Q for quarter
                            Texas Gas and Western Kentucky Gas        ended December 31, 1993 (File No.
                            dated November 1, 1993 (Contract no.      1-10042)
                            T3355, zone 3), as amended to extend
                            to November 1, 2001
       10.13(b)          -- Gas Transportation Agreement between      Exhibit 10.4 of Form 10-Q for quarter
                            Texas Gas and Western Kentucky Gas        ended December 31, 1993 (File No.
                            dated November 1, 1993 (Contract no.      1-10042)
                            T3819, zone 4), as amended to extend
                            to November 1, 2001
       10.13(c)          -- Gas Transportation Agreement between      Exhibit 10.5 of Form 10-Q for quarter
                            Texas Gas and Western Kentucky Gas        ended December 31, 1993 (File No.
                            dated November 1, 1993 (Contract no.      1-10042)
                            N0210, zone 2, Contract no. N0340,
                            zone 3, Contract no. N0435, zone 4),
                            as amended to extend to November 1,
                            2001
       10.14(a)          -- Gas Transportation Agreement, Contract    Exhibit 10.17(a) of Form 10-K for
                            No. 2550, dated September 1, 1993,        fiscal year ended September 30, 1993
                            between Tennessee Gas Pipeline            (File No. 1-10042)
                            Company, a division of Tenneco, Inc.
                            ("Tennessee Gas"), and Western
                            Kentucky, Campbellsville Service Area,
                            as amended to extend to November 1,
                            2002
       10.14(b)          -- Gas Transportation Agreement, Contract    Exhibit 10.17(b) of Form 10-K for
                            No. 2546, dated September 1, 1993,        fiscal year ended September 30, 1993
                            between Tennessee Gas and Western         (File No. 1-10042)
                            Kentucky, Danville Service Area, as
                            amended to extend to November 1, 2002
       10.14(c)          -- Gas Transportation Agreement, Contract    Exhibit 10.17(c) of Form 10-K for
                            No. 2385, dated September 1, 1993,        fiscal year ended September 30, 1993
                            between Tennessee Gas and Western         (File No. 1-10042)
                            Kentucky, Greensburg et al Service
                            Area, as amended to extend to November
                            1, 2002
       10.14(d)          -- Gas Transportation Agreement, Contract    Exhibit 10.17(d) of Form 10-K for
                            No. 2551, dated September 1, 1993,        fiscal year ended September 30, 1993
                            between Tennessee Gas and Western         (File No. 1-10042)
                            Kentucky, Harrodsburg Service Area, as
                            amended to extend to November 1, 2002
       10.14(e)          -- Gas Transportation Agreement, Contract    Exhibit 10.17(e) of Form 10-K for
                            No. 2548, dated September 1, 1993,        fiscal year ended September 30, 1993
                            between Tennessee Gas and Western         (File No. 1-10042)
                            Kentucky, Lebanon Service Area, as
                            amended to extend to November 1, 2002

                                                                                 PAGE NUMBER OR
        EXHIBIT                                                                 INCORPORATION BY
         NUMBER                         DESCRIPTION                               REFERENCE TO
        -------                         -----------                             ----------------
       10.15             -- Gas Service Agreement (Service for        Exhibit 10.5 of Form 10-Q for quarter
                            Firm Transportation) between Energas      ended December 31, 1996 (File No.
                            and Oneok Gas Transmission, Inc.,         1-10042)
                            formerly Westar Transmission Company
                            dated January 1, 1996, as assigned by
                            KN to Oneok effective April 6, 2000
       10.16             -- Gas Service Agreement (Service for        Exhibit 10.7 of Form 10-Q for quarter
                            Firm Transportation) between Oneok Gas    ended December 31, 1996 (File No.
                            Transmission, Inc., formerly Westar       1-10042)
                            Transmission Company and EnerMart
                            Trust dated January 1, 1996, as
                            assigned by KN to Oneok effective
                            April 6, 2000 (Irrigation)
       10.17             -- Amarillo Supply Agreement dated           Exhibit 10.7(a) of Form 10-K for
                            January 2, 1993 between Energas and       fiscal year ended September 30, 1994
                            Pioneer Natural Resources, USA, Inc.      (File No. 1-10042)
                            (formerly Mesa Operating Company)
       10.18             -- Gas Sales Agreement (Swing) between       Exhibit 10.13 of Form 10-Q for
                            Energas and Oneok Energy Trading &        quarter ended December 31, 1996 (File
                            Marketing Company, formerly KN            No. 1-10042)
                            Marketing, dated January 1, 1996, as
                            assigned by KN to Oneok effective
                            April 6, 2000
       10.19             -- Operating Agreement between Energas       Exhibit 10.16 of Form 10-Q for
                            and Oneok Gas Transmission, Inc.,         quarter ended December 31, 1996 (File
                            formerly Westar Transmission Company,     No. 1-10042)
                            effective December 1, 1996, as
                            assigned by KN to Oneok effective
                            April 6, 2000
       10.20(a)          -- Gas Transportation Agreement No.          Exhibit 10.1 of Form 10-Q for quarter
                            30774, Rate Schedules FT-A and FT-GS,     ended December 31, 1999 (File No.
                            between United Cities Gas Company and     1-10042)
                            East Tennessee Natural Gas Company
                            dated October 1, 1999
       10.20(b)          -- Gas Transportation Agreement Service      Exhibit 10.5 of Form 10-Q for quarter
                            Package No. 4219 between United Cities    ended March 31, 1998 (File No.
                            Gas Company and Tennessee Gas Pipeline    1-10042)
                            Company dated November 1, 1993 and
                            expiring November 1, 2000
       10.20(c)          -- Gas Transportation Agreement No. 27311
                            between United Cities Gas Company and
                            Tennessee Gas Pipeline Company dated
                            November 1, 2000 (replaces 10.20(b)
                            Gas Transportation Agreement No. 4219
                            effective November 1, 2000)
       10.20(d)          -- Service Agreement No. 867760 Under        Exhibit 10.8 of Form 10-Q for quarter
                            Rate Schedule FT between United Cities    ended March 31, 1998 (File No.
                            Gas Company and Southern Natural Gas      1-10042)
                            Company dated November 1, 1993, as
                            amended to extend to November 1, 2005

                                                                                 PAGE NUMBER OR
        EXHIBIT                                                                 INCORPORATION BY
         NUMBER                         DESCRIPTION                               REFERENCE TO
        -------                         -----------                             ----------------
       10.20(e)          -- Service Agreement No. 867761 under        Exhibit 10.9 of Form 10-Q for quarter
                            Rate Schedule FT-NN between United        ended March 31, 1998 (File No.
                            Cities Gas Company and Southern           1-10042)
                            Natural Gas Company dated November 1,
                            1993, as amended to extend to November
                            1, 2005
       10.20(f)          -- FTS-1 Service Agreement No. 59572
                            between United Cities Gas Company and
                            Columbia Gulf Transmission Company
                            dated November 1, 1998
       10.20(g)          -- Gas Transportation Agreement No. 34538
                            (Rocky Top Expansion) between United
                            Cities Gas Company and East Tennessee
                            Natural Gas Company dated November 1,
                            2000

                         Asset Purchase Agreements
       10.21             -- Asset Sale and Purchase Agreement by      Exhibit 99.2 of Form 8-K dated May
                            and among Southwestern Energy Company,    31, 2000 (File No. 1-10042)
                            Arkansas Western Gas Company and Atmos
                            Energy Corporation dated as of October
                            15, 1999
       10.22             -- Asset Purchase Agreement by and among     Exhibit 10.1 to Registration
                            Atmos Energy Corporation, Atmos Energy    Statement on Form S-3/A filed
                            Marketing, LLC, Woodward Marketing,       November 6, 2000 (File No. 333-93705)
                            Inc., J.D. and Linda Woodward and
                            James and Rita B. Kifer dated as of
                            August 7, 2000

                         Executive Compensation Plans and
                            Arrangements
       10.23(a)*         -- Severance Agreement dated April 1,        Exhibit 10.3 of Form 10-Q for quarter
                            1995 between the Company and J.           ended June 30, 1995 (File No.
                            Charles Goodman                           1-10042)
       10.23(b)*         -- Form of Atmos Energy Corporation          Exhibit 10.21(b) of Form 10-K for
                            Change in Control Severance               fiscal year ended September 30, 1998
                            Agreement -- Tier I                       (File No. 1-10042)
       10.23(c)*         -- Form of Atmos Energy Corporation          Exhibit 10.21(c) of Form 10-K for
                            Change in Control Severance               fiscal year ended September 30, 1998
                            Agreement -- Tier II                      (File No. 1-10042)
       10.24(a)*         -- Atmos Energy Corporation Mini-Med         Exhibit 10.22 of Form 10-K for fiscal
                            Plan, as restated effective July 1,       year ended September 30, 1996 (File
                            1995                                      No. 1-10042)
       10.24(b)*         -- Amendment No. One to the Atmos Energy     Exhibit 10.22(b) of Form 10-K for
                            Corporation Mini-Med Plan                 fiscal year ended September 30, 1998
                                                                      (File No. 1-10042)

                                                                                 PAGE NUMBER OR
        EXHIBIT                                                                 INCORPORATION BY
         NUMBER                         DESCRIPTION                               REFERENCE TO
        -------                         -----------                             ----------------
       10.25*            -- Long Term Stock Plan for the United       Exhibit 99.1 of Form S-8 filed July
                            Cities Gas Company Division               29, 1997 (File No. 333-32343)
       10.26(a)*         -- Atmos Energy Corporation Executive        Exhibit 10.31 of Form 10-K for fiscal
                            Retiree Life Plan                         year ended September 30, 1997 (File
                                                                      No. 1-10042)
       10.26(b)*         -- Amendment No. 1 to The Atmos Energy       Exhibit 10.31(a) of Form 10-K for
                            Corporation Executive Retiree Life        fiscal year ended September 30, 1997
                            Plan                                      (File No. 1-10042)
       10.27(a)*         -- Description of Financial and Estate       Exhibit 10.25(b) of Form 10-K for
                            Planning Program                          fiscal year ended September 30, 1997
                                                                      (File No. 1-10042)
       10.27(b)*         -- Description of Sporting Events Program    Exhibit 10.26(c) of Form 10-K for
                                                                      fiscal year ended September 30, 1993
                                                                      (File No. 1-10042)
       10.28(a)*         -- Atmos Energy Corporation Supplemental     Exhibit 10.26 of Form 10-K for fiscal
                            Executive Benefits Plan, Amended and      year ended September 30, 1998 (File
                            Restated in its Entirety August 12,       No. 1-10042)
                            1998
       10.28(b)*         -- Atmos Energy Corporation Performance-     Exhibit 10.32 of Form 10-K for fiscal
                            Based Supplemental Executive Benefits     year ended September 30, 1998 (File
                            Plan, Effective Date August 12, 1998      No. 1-10042)
       10.29*            -- Atmos Energy Corporation Restricted       Exhibit 99.1 of Form S-8 filed
                            Stock Grant Plan (Amended and Restated    February 13, 1998 (File No.
                            as of February 12, 1998)                  333-46337)
       10.30*            -- Atmos Energy Corporation Annual           Exhibit B of Definitive Proxy
                            Incentive Plan for Management,            Statement on Schedule 14A filed
                            effective October 1, 1998                 December 30, 1998 (File No. 1-10042)
       10.31*            -- Atmos Energy Corporation Executive        Exhibit 10.33 of Form 10-K for fiscal
                            Nonqualified Deferred Compensation        year ended September 30, 1998 (File
                            Plan                                      No. 1-10042)
       10.32(a)*         -- Consulting Agreement between the          Exhibit 10.2 of Form 10-Q for quarter
                            Company and Charles K. Vaughan,           ended June 30, 1997 (File No.
                            effective October 1, 1994                 1-10042)
       10.32(b)*         -- Amendment No. 1 to Consulting             Exhibit 10.3 of Form 10-Q for quarter
                            Agreement between the Company and         ended June 30, 1997 (File No.
                            Charles K. Vaughan, dated May 14, 1997    1-10042)
       10.32(c)*         -- Amendment No. 2 to Consulting             Exhibit 10.30(c) of Form 10-K for
                            Agreement between the Company and         fiscal year ended September 30, 1998
                            Charles K. Vaughan, dated August 12,      (File No. 1-10042)
                            1998

                                                                                 PAGE NUMBER OR
        EXHIBIT                                                                 INCORPORATION BY
         NUMBER                         DESCRIPTION                               REFERENCE TO
        -------                         -----------                             ----------------
       10.32(d)*         -- Amendment No. 3 to Consulting             Exhibit 10.30(d) of Form 10-K for
                            Agreement between the Company and         fiscal year ended September 30, 1999
                            Charles K. Vaughan, dated November 10,    (File No. 1-10042
                            1999
       10.32(e)*         -- Amendment No. 4 to Consulting
                            Agreement between the Company and
                            Charles K. Vaughan, dated November 9,
                            2000
       10.33*            -- Atmos Energy Corporation Equity           Exhibit C of Definitive Proxy
                            Incentive and Deferred Compensation       Statement on Schedule 14A filed
                            Plan for Non-Employee Directors           December 30, 1998 (File No. 1-10042)
       10.34(a)*         -- Atmos Energy Corporation Retirement       Exhibit 10(y) of Form 10-K for fiscal
                            Plan for Outside Directors                year ended September 30, 1992 (File
                                                                      No. 1-10042)
       10.34(b)*         -- Amendment No. 1 to the Atmos Energy       Exhibit 10.2 of Form 10-Q for quarter
                            Corporation Retirement Plan for           ended December 31, 1996 (File No.
                            Outside Directors                         1-10042)
       10.35*            -- Atmos Energy Corporation Outside          Exhibit 10.28 of Form 10-K fiscal
                            Directors Stock-for-Fee Plan (Amended     year ended September 30, 1997 (File
                            and Restated as of November 12, 1997)     No. 1-10042)
       10.36*            -- Atmos Energy Corporation 1998             Exhibit A of Definitive Proxy
                            Long-Term Incentive Plan                  Statement on Schedule 14A filed
                                                                      December 30, 1998 (File No. 1-10042)
       11                -- Not applicable
       12                -- Computation of ratio of earnings to
                            fixed charges
       13                -- Not applicable
       16                -- Not applicable
       18                -- Not applicable

                         Other Exhibits, as indicated
       21                -- Subsidiaries of the registrant
       22                -- Not applicable
       23                -- Consent of independent auditor, Ernst
                            & Young LLP
       24                -- Power of Attorney                         Signature page of Form 10-K for
                                                                      fiscal year ended September 30, 2000
       27                -- Financial Data Schedule for Atmos for
                            year ended September 30, 2000

---------------
* This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."