Form 10-Q
period 2001-03-31
ATMOS ENERGY CORP
filed 2001-05-09
CIK 731802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

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

                                 (972) 934-9227
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2001.

                        Class                                            Shares Outstanding
                        -----                                            ------------------
                     No Par Value                                            40,466,957

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            ATMOS ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       March 31,       September 30,
                                                         2001              2000
                                                    --------------    --------------
                                                     (Unaudited)
ASSETS
Property, plant and equipment                       $    1,606,692    $    1,579,803
    Less accum. depreciation and amortization              618,949           597,457
                                                    --------------    --------------
        Net property, plant and equipment                  987,743           982,346
Current assets
    Cash and cash equivalents                                7,623             7,379
    Accounts receivable, net                               247,753           114,448
    Inventories of supplies and merchandise                  6,550             6,456
    Gas stored underground                                  25,191            64,222
    Prepayments                                              3,400             8,101
                                                    --------------    --------------
        Total current assets                               290,517           200,606
Deferred charges and other assets                          173,866           165,806
                                                    --------------    --------------
                                                    $    1,452,126    $    1,348,758
                                                    ==============    ==============

SHAREHOLDERS' EQUITY AND LIABILITIES
Shareholders' equity
    Common stock                                    $          195    $          160
    Additional paid-in capital                             455,610           306,887
    Retained earnings                                      129,633            83,154
    Accumulated other comprehensive income (loss)              (16)            2,265
                                                    --------------    --------------
        Shareholders' equity                               585,422           392,466
Long-term debt                                             354,330           363,198
                                                    --------------    --------------
        Total capitalization                               939,752           755,664
Current liabilities
    Current maturities of long-term debt                    15,656            17,566
    Short-term debt                                         52,987           250,047
    Accounts payable                                       136,847            73,031
    Taxes payable                                           83,609            10,844
    Customers' deposits                                     15,884             9,923
    Other current liabilities                               25,754            21,085
                                                    --------------    --------------
        Total current liabilities                          330,737           382,496
Deferred income taxes                                       99,273           131,619
Deferred credits and other liabilities                      82,364            78,979
                                                    --------------    --------------
                                                    $    1,452,126    $    1,348,758
                                                    ==============    ==============

See accompanying notes to condensed consolidated financial statements.

                            ATMOS ENERGY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)


                                                  Three months ended
                                                       March 31
                                                -----------------------
                                                   2001         2000
                                                ----------   ----------
Operating revenues                              $  675,113   $  314,197
Purchased gas cost                                 536,789      196,070
                                                ----------   ----------
    Gross profit                                   138,324      118,127

Operating expenses
    Operation                                       33,160       34,609
    Maintenance                                      1,824        1,845
    Depreciation and amortization                   15,905       16,490
    Taxes, other than income                        13,544        9,196
                                                ----------   ----------
        Total operating expenses                    64,433       62,140
                                                ----------   ----------
Operating income                                    73,891       55,987

Equity in earnings of Woodward Marketing, LLC        6,022        1,355
Miscellaneous income                                   317          333
Interest charges, net                                9,817       11,027
                                                ----------   ----------
Income before income taxes                          70,413       46,648

Income taxes                                        26,339       17,075
                                                ----------   ----------
        Net income                              $   44,074   $   29,573
                                                ==========   ==========
Basic net income per share                      $     1.14   $      .94
                                                ==========   ==========
Diluted net income per share                    $     1.13   $      .94
                                                ==========   ==========
Cash dividends per share                        $     .290   $     .285
                                                ==========   ==========

Weighted average shares outstanding:
    Basic                                           38,815       31,332
                                                ==========   ==========
    Diluted                                         38,919       31,544
                                                ==========   ==========



See accompanying notes to condensed consolidated financial statements.

                            ATMOS ENERGY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)


                                                      Six months ended
                                                          March 31
                                                ----------------------------
                                                    2001            2000
                                                ------------    ------------
Operating revenues                              $  1,117,903    $    538,655
Purchased gas cost                                   869,631         330,978
                                                ------------    ------------
    Gross profit                                     248,272         207,677

Operating expenses
    Operation                                         67,429          67,691
    Maintenance                                        3,514           4,187
    Depreciation and amortization                     31,686          32,990
    Taxes, other than income                          22,811          16,681
                                                ------------    ------------
        Total operating expenses                     125,440         121,549
                                                ------------    ------------
Operating income                                     122,832          86,128

Equity in earnings of Woodward Marketing, LLC          8,062           4,387
Miscellaneous income (expense)                        (2,070)          1,259
Interest charges, net                                 22,063          22,244
                                                ------------    ------------
Income before income taxes                           106,761          69,530

Income taxes                                          39,715          25,633
                                                ------------    ------------
        Net income                              $     67,046    $     43,897
                                                ============    ============
Basic net income per share                      $       1.87    $       1.41
                                                ============    ============
Diluted net income per share                    $       1.87    $       1.40
                                                ============    ============
Cash dividends per share                        $        .58    $        .57
                                                ============    ============

Weighted average shares outstanding:
    Basic                                             35,780          31,226
                                                ============    ============
    Diluted                                           35,879          31,440
                                                ============    ============



See accompanying notes to condensed consolidated financial statements.

                            ATMOS ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                               Six months ended
                                                                                    March 31
                                                                            ------------------------
                                                                               2001          2000
                                                                            ----------    ----------
Cash Flows From Operating Activities
    Net income                                                              $   67,046    $   43,897
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization:
          Charged to depreciation and
            amortization                                                        31,686        32,990
          Charged to other accounts                                              1,475         2,290
      Deferred income taxes (benefit)                                          (31,018)        3,987
      Net change in operating assets and
          liabilities                                                           45,839        29,230
                                                                            ----------    ----------
      Net cash provided by operating activities                                115,028       112,394

Cash Flows From Investing Activities
    Capital expenditures                                                       (42,507)      (38,400)
    Retirements of property, plant and
        equipment, net                                                             745         1,513
    Proceeds from sale of utility assets                                         6,625            --
                                                                            ----------    ----------
      Net cash used in investing activities                                    (35,137)      (36,887)

Cash Flows From Financing Activities
    Net decrease in short-term debt                                           (197,060)      (41,565)
    Cash dividends paid                                                        (20,567)      (17,916)
    Repayment of long-term debt                                                (10,778)       (8,313)
    Issuance of common stock                                                     6,715         6,696
    Proceeds from equity offering, net                                         142,043            --
                                                                            ----------    ----------
      Net cash used in financing activities                                    (79,647)      (61,098)
                                                                            ----------    ----------
Net increase in cash and cash equivalents                                          244        14,409
Cash and cash equivalents at beginning
    of period                                                                    7,379         8,585
                                                                            ----------    ----------
Cash and cash equivalents at end
    of period                                                               $    7,623    $   22,994
                                                                            ==========    ==========



See accompanying notes to condensed consolidated financial statements.

                            ATMOS ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

1. Unaudited interim financial information

In the opinion of management, all material adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made to the unaudited interim period financial statements. Because of seasonal and other factors, the results of operations for the six month period ended March 31, 2001 are not indicative of expected results of operations for the year ending September 30, 2001. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation in its Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

Common stock - As of March 31, 2001, we had 100,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 38,996,205 shares outstanding. At September 30, 2000, we had 31,952,340 shares outstanding.

Comprehensive income - The following table presents the components of comprehensive income, net of related tax, for the three-month and six-month periods ended March 31, 2001 and 2000:

                                                         Three months ended
                                                              March 31
                                                      ------------------------
                                                         2001          2000
                                                      ----------    ----------
                                                           (In thousands)
Net income                                            $   44,074    $   29,573
Unrealized holding gains (losses) on investments            (759)          391
Reclassification for losses on derivative financial
    instruments included in net income                     3,634            --
                                                      ----------    ----------
Comprehensive income                                  $   46,949    $   29,964
                                                      ==========    ==========

                                                                Six months ended
                                                                    March 31
                                                            ------------------------
                                                               2001          2000
                                                            ----------    ----------
                                                                 (In thousands)
Net income                                                  $   67,046    $   43,897
Unrealized holding gains (losses) on investments                (2,281)        1,836
Derivative financial instruments:
    Unrealized losses on derivative financial instruments       (3,634)           --
    Less: reclassification for losses included in
      net income                                                 3,634            --
                                                            ----------    ----------
Comprehensive income                                        $   64,765    $   45,733
                                                            ==========    ==========

The only components of accumulated other comprehensive income (loss), net of related tax, relate to unrealized holding gains and losses associated with certain available for sale investments and unrealized gains and losses associated with derivative financial instruments.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

2.       Contingencies

Litigation

Greeley Division

On September 23, 1999, a suit was filed in the District Court of Stevens County, Kansas, by Quinque Operating Company, Tom Boles and Robert Ditto, against more than 200 companies in the natural gas industry including Atmos and our Greeley Gas Division. The plaintiffs, who purport to represent a class consisting of gas producers, royalty owners, overriding royalty owners, working interest owners and state taxing authorities, accuse the defendants of underpaying royalties on gas taken from wells situated on non-federal and non-Indian lands throughout the United States and offshore waters predicated upon allegations that the defendants' gas measurements are simply inaccurate and that the defendants failed to comply with applicable regulations and industry standards over the last 25 years. Although the plaintiffs do not specifically allege an amount of damages, they contend that this suit is brought to recover billions of dollars in revenues that the defendants have allegedly unlawfully diverted from the plaintiffs to themselves. On April 10, 2000, this case was consolidated for pre-trial proceedings with other similar pending litigation in federal court in Wyoming in which we are also a defendant along with over 200 other defendants in the case of In Re Natural Gas Royalties Quitam Litigation. In January 2001, the federal court elected to remand this case back to the Kansas state court. A reconsideration of remand was filed, but it was denied. The state court now has jurisdiction over this proceeding and has issued a preliminary case management order. We believe that the plaintiffs' claims are lacking in merit and we intend to vigorously defend this action. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that we have adequate reserves to cover any damages that may ultimately be awarded.

Energas Division

On June 22, 2000, suit was filed in the 99th District Court of Lubbock County, Texas, by Juanita Juarez, individually and on behalf of Moses Benitez, a minor and Yolanda Davila, individually and on behalf of Isiah Garcia, a minor, against our Energas Division and one of its employees. The plaintiffs were involved in an automobile accident with an Energas Division employee who was driving a vehicle belonging to the Energas Division. The plaintiffs allege that the Energas employee failed to maintain proper control of the vehicle which failure led to the plaintiffs being damaged. Although the plaintiffs have not as yet alleged a total amount of damages, they have submitted evidence that they incurred in excess of $75,000 in direct medical expenses and alleged that the two adult plaintiffs will suffer a combined loss of approximately $1.1 million of earnings capacity as a result of injuries suffered in the incident. We believe that the plaintiffs' claims are lacking in merit and intend to vigorously defend this action. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that we have adequate insurance and reserves to cover any damages that may ultimately be awarded.

United Cities Propane Gas, Inc.

United Cities Propane Gas, Inc., one of our wholly-owned subsidiaries, is a party to an action filed in June 2000 which is pending in the Circuit Court of Sevier County, Tennessee. The plaintiffs' claims arise out of injuries alleged to have been caused by a low-level propane explosion. The plaintiffs seek to recover damages of $13.0 million. Discovery activities have begun in this case. We deny any wrongdoing and we intend to vigorously defend against the plaintiffs' claims. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that we have adequate insurance and reserves to cover any damages that may ultimately be awarded.

We are a party to other litigation and claims that arise out of our ordinary business. While the results of such litigation and claims cannot be predicted with certainty, we believe the final outcome of such litigation and claims will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that we have adequate insurance and reserves to cover any damages that may ultimately be awarded.

Environmental Matters

Manufactured Gas Plant Sites

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

United Cities Gas Company and the Tennessee Department of Environment and Conservation entered into a consent order effective January 23, 1997, to facilitate the investigation, removal and remediation of the Johnson City site. United Cities Gas Company began the implementation of the consent order in the first quarter of 1997 which continued through March 31, 2001. The investigative phase of the work at the site has been completed. Work on an interim removal action is scheduled for 2001. The Tennessee Regulatory Authority granted United Cities Gas Company permission to defer, until its next rate case, all costs incurred in Tennessee in connection with state and federally mandated environmental control requirements.

On July 22, 1998, we entered into an Abatement Order on Consent with the Missouri Department of Natural Resources addressing the former manufactured gas plant located in Hannibal, Missouri. Through our United Cities Division, we agreed to perform a removal action, a subsequent site evaluation and to reimburse the response costs incurred by the state of Missouri in connection with the property. The removal action was conducted and completed in August 1998, and the site evaluation field work was conducted in August 1999. A risk assessment for the site is currently being performed. On March 9, 1999, the Missouri Public Service Commission issued an Order authorizing us to defer the costs associated with this site until March 9, 2001. A renewal of the Order has been requested. The matter is still pending before the Commission.

As of March 31, 2001, we had incurred costs of approximately $0.9 million for the investigations of the Johnson City and Bristol, Tennessee and Hannibal, Missouri sites and had a remaining accrual of $0.8 million.

Mercury Contamination Sites

We are currently conducting investigation and remediation activities pursuant to Consent Orders between the Kansas Department of Health and Environment and United Cities Gas Company. The Orders provide for the investigation and remediation of mercury contamination at gas pipeline sites which utilize or formerly utilized mercury meter equipment in Kansas. As of March 31, 2001, we had incurred costs of $0.1 million for these sites and had a remaining accrual of $0.3 million for recovery. The Kansas

Corporation Commission has authorized us to defer these costs and seek recovery in a future rate case.

We are a party to other environmental matters and claims, including those discussed above, that arise out of our ordinary business. While the ultimate results of response actions to these environmental matters and claims cannot be predicted with certainty, we believe the final outcome of such response actions will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that the expenditures related to such response actions will either be recovered through rates, shared with other parties or covered by adequate insurance or reserves.

3.       Short-term debt

Committed credit facilities

We have short-term committed credit facilities totaling $800.0 million. On August 3, 2000, we entered into a $485.0 million restricted short-term unsecured credit facility with interest starting at LIBOR plus 75 basis points which is to be utilized only to provide $385.0 million of bridge financing for the acquisition of the assets and related costs of Louisiana Gas Service Company, a division of Citizens Communications Company and LGS Natural Gas Company, a subsidiary of Citizens and $100.0 million for refinancing certain existing debt. This facility expires on August 3, 2001.

A second short-term unsecured credit facility, which serves as a backup liquidity facility for our commercial paper program, is for $300.0 million. Our commercial paper is rated A-2 by Standard and Poor's and P-2 by Moody's. At March 31, 2001, $51.0 million of commercial paper was outstanding. A third facility is for $15.0 million. At March 31, 2001, $2.0 million was outstanding under this credit facility. On April 1, 2001, this facility was renewed and increased to $18.0 million. These credit facilities are negotiated at least annually and are used for working capital purposes.

Uncommitted credit facilities

We also have unsecured short-term uncommitted credit lines from three banks totaling $90.0 million. No amounts were outstanding under these credit facilities at March 31, 2001. These facilities are also used for working capital purposes.

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

                                             For the three months ended
                                                     March 31
                                             --------------------------
                                                2001            2000
                                             ----------      ----------
Weighted average common shares - basic           38,815          31,332
Effect of dilutive securities:
    Restricted stock                                 92             207
    Stock options                                    12               5
                                             ----------      ----------
Weighted average common shares - assuming
    dilution                                     38,919          31,544
                                             ==========      ==========


                                            For the six months ended
                                                    March 31
                                            ------------------------
                                               2001          2000
                                            ----------    ----------
Weighted average common shares - basic          35,780        31,226
Effect of dilutive securities:
    Restricted stock                                92           207
    Stock options                                    7             7
                                            ----------    ----------
Weighted average common shares - assuming
    dilution                                    35,879        31,440
                                            ==========    ==========

5.       Segment information

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", we have identified the following two segments: Utility and Non-Regulated. For an expanded description of these segments, please refer to Note 1 of notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2000. For the year ended September 30, 2000 and periods prior thereto, we had identified three segments: Utility, Propane and Non-Regulated. However, in August 2000, we combined our propane operations with the propane operations of three other companies and the resulting combined joint venture combined its operations with Heritage Propane Partners, LLC. As a result of these transactions, the Propane segment for prior periods has been combined with the Non-Regulated segment. For periods prior to August 2000, the revenues and expenses of the propane operations were shown on a consolidated basis. Subsequent to August 2000, results relating to Heritage Propane Partners, LLC are accounted for using the equity method of accounting for investments based on our percentage ownership.

Summarized financial information concerning our reportable segments for the three months and six months ended March 31, 2001 and 2000 are shown in the following table:

                                                         Non-
                                       Utility        Regulated         Total
                                     ------------    ------------    ------------
                                                    (In thousands)
For the three months ended
March 31, 2001:

Operating revenues for reportable
    segments                         $    647,292    $     28,945    $    676,237
Elimination of intersegment
    revenues                                 (364)           (760)         (1,124)
                                     ------------    ------------    ------------
      Total operating revenues            646,928          28,185         675,113

Net income                                 35,941           8,133          44,074

March 31, 2000:

Operating revenues for reportable
    segments                              283,922          31,879         315,801
Elimination of intersegment
    revenues                                 (708)           (896)         (1,604)
                                     ------------    ------------    ------------
      Total operating revenues            283,214          30,983         314,197

Net income                                 26,486           3,087          29,573


As of and for the six months ended
March 31, 2001:

Operating revenues for reportable
    segments                            1,075,754          44,912       1,120,666
Elimination of intersegment
    revenues                               (1,117)         (1,646)         (2,763)
                                     ------------    ------------    ------------
      Total operating revenues          1,074,637          43,266       1,117,903

Net income                                 58,779           8,267          67,046

Total assets                            1,353,452         115,229       1,468,681

March 31, 2000:

Operating revenues for reportable
    segments                              493,218          48,508         541,726
Elimination of intersegment
    revenues                               (1,304)         (1,767)         (3,071)
                                     ------------    ------------    ------------
      Total operating revenues            491,914          46,741         538,655

Net income                                 37,590           6,307          43,897

Total assets                            1,181,535          99,024       1,280,559

A reconciliation of total assets for the reportable segments to total consolidated assets for March 31, 2001 and 2000 is presented below:

                                                 March 31
                                       ----------------------------
                                           2001            2000
                                       ------------    ------------
                                              (In thousands)
Total assets for reportable segments   $  1,468,681    $  1,280,559
Elimination of intercompany accounts        (16,555)         (3,878)
                                       ------------    ------------
    Total consolidated assets          $  1,452,126    $  1,276,681
                                       ============    ============

6.       Derivative Instruments and Hedging Activities

In July 2000, we entered into an agreement to purchase weather hedges for our Texas and Louisiana operations effective for the 2000-2001 heating season. The hedges were designed to help mitigate the effects of weather that was at least seven percent warmer than normal in both Texas and Louisiana while preserving any upside.

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

Our derivative financial instruments are classified as cash flow hedges because they hedge forecasted sales or purchases of natural gas. We primarily use futures and options contracts in our hedging activities. Once a derivative financial instrument is classified as a cash flow hedge, the effective portions of changes in the fair value of the instrument are recorded in other comprehensive income and are recognized in the consolidated statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Our derivative financial instruments are highly effective, thus the changes in fair value of the instruments are recognized in shareholders' equity as a component of other comprehensive income.

Our hedging activities are used primarily in our non-regulated irrigation business and underground storage business. In our non-regulated irrigation business, we use derivative instruments to hedge certain volumes of gas to be purchased that will ultimately be used to fulfill sales contracts. The objective of using these derivative instruments is to help mitigate market fluctuations related to the purchase price. In our non-regulated underground storage business, we use derivative instruments to hedge forecasted sales prices on withdrawals from our underground storage facilities to help minimize our exposure to market volatility. Any amounts recognized as gains and losses reported in other comprehensive income will be reclassified into earnings upon the completion of the purchase of gas related to the hedge for irrigation and upon the ultimate sale of gas from our underground storage facilities related to the hedge instrument. As of March 31, 2001, we did not have any derivative financial instruments outstanding. Our other gas contracts meet the exclusion criteria for normal purchases and sales; thus, they are not accounted for as derivative financial instruments.

For the three months ended March 31, 2001, $3.6 million relating to our hedging activities originally reflected in comprehensive income was recognized in net income. For the six months ended March 31, 2001, an unrecognized loss of $3.6 million relating to our hedging activities recorded in comprehensive income was offset by a reclassification of $3.6 million for losses recognized in net income.

7.       Woodward Marketing, LLC

In August 2000, we entered into an agreement with Woodward Marketing, Inc. ("WMI") to acquire the 55 percent interest in Woodward Marketing, LLC, a Delaware limited liability company, ("Woodward") that we did not own in exchange for 1,423,193 restricted shares of Atmos common stock. The consideration is subject to an upward adjustment based on the market price of Atmos common stock. The maximum number of additional shares that could be issued under the adjustment provision is 232,547 plus an amount to compensate for dividends paid after the completion of the acquisition. On April 1, 2001, we completed the acquisition of the remaining 55 percent interest in Woodward.

Beginning April 1, 2001, all of Woodward's revenues and expenses will be fully consolidated with Atmos. Prior to April 1, 2001, our 45 percent interest in Woodward was accounted for using the equity method of accounting for investments. Woodward is engaged in gas marketing, trading and energy management services. Woodward provides natural gas services to industrial customers, municipalities and natural gas utilities, including our five regulated utility divisions, throughout the Southeast and Midwest. To perform these services, Woodward engages in the physical marketing and trading of natural gas and executes related financial derivatives for the overall management of its contractual portfolio and physical positions.

To conduct its risk management and trading activities, Woodward uses storage, transportation and requirements contracts, forwards, over-the-counter and exchange-traded options, futures and swap contracts. As a result of these activities and the nature of its business, Woodward is subject to market volatility with respect to gas prices. In addition, we expect that working capital requirements for our non-regulated business will increase significantly as a result of the acquisition of the remaining 55 percent interest in Woodward.

Prior to April 1, 2001, through Atmos Energy Marketing, LLC ("AEM"), our wholly-owned subsidiary, we owned a 45 percent interest in Woodward. We accounted for our 45 percent interest in Woodward using the equity method of accounting for investments. Equity in earnings of Woodward included in the condensed consolidated statements of income was $6.0 million and $1.4 million for the three months ended March 31, 2001 and 2000 and $8.1 million and $4.4 million for the six months ended March 31, 2001 and 2000. The $5.4 million excess purchase price over the value of the net tangible assets, which was allocated to customer contracts and goodwill, is being amortized over 10 and 20 years. In 1999, Woodward adopted Emerging Issues Task Force 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," ("EITF 98-10"). EITF 98-10 requires that energy trading contracts be marked to market (that is, measured at fair value determined as of the balance sheet date) with the gains and losses included in earnings. During our first quarter of fiscal 2001, Woodward adopted Emerging Issues Task Force 00-17, "Measuring the Fair Value of Energy-Related Contracts in Applying EITF Issue No. 98-10" ("EITF 00-17"). EITF 00-17 extends the requirements under EITF 98-10 to storage and transportation contracts. Beginning April 1, 2001, Woodward adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. The cumulative effect of the change in accounting for the adoption of this Statement did not have a material impact on our financial position, results of operations or cash flows.

Guarantees

Through March 31, 2001, AEM guaranteed the payment of 45 percent of borrowings under Woodward's $140.0 million credit facility. No borrowing was outstanding under this credit facility at March 31, 2001; however, related letters of credit totaling $90.8 million reduced the amount available under this facility. AEM and WMI acted as guarantors on payables of Woodward up to $40.0 million of natural gas purchases and transportation services from certain suppliers. Woodward's payable balances outstanding that were subject to these guarantees amounted to $16.9 million at March 31, 2001. Since April 1, 2001, AEM has been the sole guarantor of all amounts outstanding under the bank facility discussed above as well as the sole guarantor of all payables of Woodward for natural gas purchases and transportation services from suppliers.

Gas Purchases

Included in purchased gas cost were purchases from Woodward of approximately $219.6 million and $50.3 million for the three-month periods ended March 31, 2001 and 2000 and approximately $364.5 million and $98.7 million for the six-month periods ended March 31, 2001 and 2000.

Revolving Credit Facility

In June 2000, AEM established an unsecured revolving credit facility with Woodward whereby Woodward may borrow up to $15.0 million on a revolving credit basis. In December 2000, the credit facility with Woodward was increased to $30.0 million and subsequently to $50.0 million in January 2001. The term of the facility is for one year ending on May 31, 2001. Interest is paid monthly and adjusted periodically at a rate equal to the One Month LIBOR plus 125 basis points. At March 31, 2001, $3.1 million in advances were outstanding under this facility.

8.       Subsequent Event

During the fiscal third quarter of 2001, we announced that our wholly-owned subsidiary, Atmos Power Systems Inc., had entered into an agreement to construct, own, operate and lease to the City of Bolivar, Tennessee Electric Department an electrical power generating plant and associated facilities. Atmos Power Systems' cost to construct the plant is estimated to be approximate ly $4.0 million. The plant will be located in Hardeman County, Tennessee.

Atmos Power Systems, Inc. will lease the Hardeman Plant to the Bolivar Electric Department for a term of ten years. The plant is designed to provide additional peak load electrical power capacity to Bolivar Electric. In connection with its lease of the Hardeman Plant, Bolivar Electric has also entered into a power purchase agreement with the Tennessee Valley Authority. The terms of the agreement specify that the Tennessee Valley Authority will purchase from Bolivar Electric the electrical power generated by the Hardeman Plant.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of March 31, 2001 and the related condensed consolidated statements of income and cash flows for the three-month periods and six-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


Dallas, Texas
April 17, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q and Management's Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended September 30, 2000.

We distribute and sell natural gas to over one million residential, commercial, industrial, agricultural and other customers in eleven states. Such business is subject to regulation by state and/or local authorities in each of the states in which we operate. In addition, our business is affected by seasonal weather patterns, competitive factors within the energy industry and economic conditions in the areas that we serve.

Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in the Report are forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, any other of the Company's documents or oral presentations, the words "anticipate," "expect," "estimate," "plans," "believes," "objective," "forecast," "goal" or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company's strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: national, regional and local economic conditions, including competition from other energy suppliers as well as alternative forms of energy; regulatory and business trends and decisions, including the impact of pending rate proceedings before various state regulatory commissions; successful implementation of new technologies and systems, including any technologies and systems related to the Company's customer support center and billing operations; weather conditions that would be adverse to the Company's business such as warmer than normal weather in the Company's service territories; successful completion, financing and integration of acquisitions; inflation and the volatility of commodity prices for natural gas; hedging and market risk activities; further deregulation or "unbundling" of the natural gas distribution industry and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, the Company undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

Effects of Increased Gas Prices

During the past year, natural gas prices throughout the country began to increase significantly. The increase in natural gas prices escalated during the first six months of fiscal 2001. For the six months ended March 31, 2001, our average cost of gas per Mcf sold increased 123 percent to $7.50 compared to $3.36 for the six months ended March 31, 2000.

Although we expect to recover our purchased gas costs from ratepayers through purchased gas adjustment mechanisms, there is a lag between the time we pay for gas purchases and the time when regulators allow us to place higher rates in service and recover those gas costs. Where allowed, we have increased our purchased gas adjustments to help mitigate the increasing cost of gas. However, as a result of the time lag previously mentioned, we have utilized short-term borrowings to temporarily finance unrecovered purchased gas costs. In addition, as a result of the increased gas costs, our accounts receivable balances during the first six months of fiscal 2001 have increased significantly. Due to our increase in accounts receivable, we also increased our allowance for doubtful accounts.

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

In March 2000, the United Cities Division filed a rate case in Virginia with the State Corporation Commission of the Commonwealth of Virginia requesting an increase in annual revenues of approximately $2.3 million. The State Corporation Commission of Virginia reviewed the filing to determine if it met the appropriate rules and regulations. In July 2000, we refiled the case requesting an increase in revenues of approximately $2.1 million. The Commission accepted the revised filing. In April 2001, the United Cities Division agreed to an annual rate reduction of $0.5 million effective for the April 2001 billing cycle.

In March 2001, the United Cities Division and the Iowa Consumer Advocate Division of the Department of Justice reached an agreement for an annual rate reduction of $0.3 million relating to our Iowa operations. The rate reduction was effective March 2001.

In November 2000, the Greeley Division filed a rate case with the Colorado Public Utilities Commission for approximately $4.2 million in annual revenues. In May 2001, we received an increase in annual revenues of approximately $2.8 million from the Colorado Public Utilities Commission. The new rates went into effect on May 4, 2001.

We continue to monitor rates in all of our service areas for recovery of service costs and an adequate return on investment.

Weather and Seasonality

Our natural gas distribution business and irrigation sales business is seasonal and dependent upon weather conditions in our service areas. Natural gas sales to residential, commercial and public authority customers are affected by winter heating season requirements. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to industrial customers are much less weather sensitive. Sales to agricultural customers, who typically use natural gas to power irrigation pumps during the period from March through September, are affected by rainfall amounts and the price of natural gas. Weather for the six months ended March 31, 2001, excluding service areas with weather normalized operations, was 11 percent colder than normal and 37 percent colder than weather in the corresponding period of the prior year.

The effects of weather that is colder or warmer than normal are offset in the Tennessee and Georgia jurisdictions served by the United Cities Division and in the Kentucky jurisdiction served by the Western Kentucky Division through weather normalization adjustments ("WNAs"). The Georgia Public Service Commission, the Tennessee Regulatory Authority and the Kentucky Public Service Commission have approved WNAs. The WNAs, effective October through May each year in Georgia, and November through April each year in Tennessee and Kentucky, allow the United Cities Division and Western Kentucky Division to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the WNAs was a decrease in revenues of approximately $2.6 million for the six months ended March 31, 2001, as compared with an increase of $3.9 million for the six months ended March 31, 2000. Approximately 375,000 or 34 percent of our meters in service are located in Georgia, Tennessee and Kentucky. We did not have WNAs in our other service areas during the six months ended March 31, 2001.

In July 2000, we entered into an agreement to purchase weather hedges for our Texas and Louisiana operations effective for the 2000-2001 heating season. The hedges were designed to help mitigate the effects of weather that was at least seven percent warmer than normal in both Texas and Louisiana while preserving any upside. The cost of the weather hedges was more than offset by the positive effects of colder weather on our gross profit.

Status of Pending Acquisition

In April 2000, we entered into a definitive agreement to acquire the gas operations of Louisiana Gas Service Company, a division of Citizens Communications Company and LGS Natural Gas Company, a subsidiary of Citizens, for $375.0 million. In December 2000, the purchase price was adjusted to $365.0 million. On April 18, 2001, the Louisiana Public Service Commission ("LPSC") approved the purchase by Atmos of the assets of Louisiana Gas Service Company and LGS Natural Gas Company. The acquisition is anticipated to be completed June 30, 2001.

The rate structure agreed to by the parties and approved by the LPSC contains a mechanism that establishes a method of sharing with our ratepayers cost savings that result from the acquisition. The cost savings will be the difference between operation and maintenance expense in any future year and the 1998 normalized costs for Louisiana Gas Service Company, indexed for inflation, annual changes in labor costs and customer growth.

The ratepayers are not assured any savings in 2001. In 2002 and all future years in which the sharing mechanism is in effect, the ratepayers are assured annual savings, indexed for inflation, annual changes in labor costs and customer growth.

Atmos will be allowed to include its share of the savings each year as a cost of service adjustment item. The sharing mechanism will remain in place for 20 years subject to modification by escalators that have been built into the mechanism.

Louisiana Gas Service Company's rates are subject to a purchased gas adjustment clause that allows them to pass changes in gas costs on to its customers. We will be subject to the same clause after the closing. Louisiana Gas Service Company is currently involved in a proceeding with the LPSC regarding past costs associated with the purchase of gas that were charged to ratepayers. As contemplated in the purchase agreement between us and Citizens, we will take over defense of that proceeding after closing and we will have responsibility to the LPSC for any finding of liability on the part of Louisiana Gas Service Company. However, as provided in the purchase agreement, Citizens has agreed to fully indemnify us for any liability as a result of this proceeding, and consequently we do not believe the outcome of this proceeding will have a material adverse impact on us.

On January 29, 2001, the LPSC approved a rate stabilization clause for Louisiana Gas Service Company for a three-year period beginning January 1, 2001. Under the rate stabilization clause, Louisiana Gas Service Company will be allowed to earn a return on equity within certain earnings ranges that will be monitored on an annual basis.

Acquisition Strategy

We will continue to consider the acquisitions of both utility and non-regulated businesses in the future when we believe such acquisitions will financially enhance our growth and will be financially practicable. The specific type and structure of such potential transactions and the method of financing, which will typically involve the issuance of additional debt and/or equity securities, will be determined by management and our Board of Directors. The ability to issue additional securities is dependent on, among other things, conditions in the capital markets, regulatory approvals and our earnings and cash flows. We currently intend to seek acquisitions that are not expected to impact significantly our current debt to equity ratio, but we cannot provide assurance that we will be successful in continuing the current balance of debt and equity in our capital structure.

FINANCIAL CONDITION

For the six months ended March 31, 2001, net cash provided by operating activities totaled $115.0 million compared with $112.4 million for the six months ended March 31, 2000. The increase in net cash provided by operating activities was primarily the result of an increase in net income, increases in accounts payable and taxes payable and decreases in gas stored underground and prepayments partially offset by increases in accounts receivable and deferred charges and other assets. In addition, the increase was offset by a deferred income tax benefit. The increase in net income was primarily due to higher gross profits due to increased volumes and rate increases as well as an increase in our equity earnings of Woodward. This increase was partially offset by increased operating expenses as well as a decrease in miscellaneous income (expense) as a result of charges incurred related to our performance based-ratemaking mechanisms and amortization relating to weather hedges purchased for our Louisiana and Texas operations.

For the six months ended March 31, 2001, net cash used in investing activities totaled $35.1 million compared with $36.9 million for the six months ended March 31, 2000. Major cash flows used in investing activities for the six months ended March 31, 2001 included capital expenditures of $42.5 million compared with $38.4 million for the six months ended March 31, 2000. The capital expenditures budget for fiscal 2001, excluding acquisitions, is expected to be in the range of $85.0 million to $90.0 million as compared with actual capital expenditures of $75.6 million for fiscal 2000. Budgeted capital projects for fiscal 2001 include expenditures for additional mains, services, meters and equipment. On June 30, 2001, we also plan to complete the Louisiana Gas Service Company acquisition for $365.0 million. Subsequent to the acquisition of Louisiana Gas Service Company, we anticipate capital expenditures relating to those operations to be approximately $3.0 million for the remainder of the fiscal year. Capital expenditures and acquisitions for fiscal 2001 are planned to be financed from internally generated funds and financing activities as discussed below. For the six months ended March 31, 2001, we received net proceeds of $6.6 million in connection with the sale of certain utility assets.

For the six months ended March 31, 2001, net cash used by financing activities totaled $79.6 million compared with $61.1 million for the six months ended March 31, 2000. For the six-month period ended March 31, 2001, short-term debt decreased $197.1 million compared with a decrease of $41.6 million for the six months ended March 31, 2000. The net proceeds from the equity offering discussed below were used to reduce the amount of short-term debt. Repayments of long-term debt totaled $10.8 million for the six months ended March 31, 2001 compared with $8.3 million for the six months ended March 31, 2000. We paid $20.6 million in cash dividends during the six months ended March 31, 2001 compared with dividends of $17.9 million during the six months ended March 31, 2000. This reflects increases in the quarterly dividend rate and in the number of shares outstanding. During the six months ended March 31, 2001, we issued 7,043,865 shares of common stock. Of these, 6,741,500 shares were issued in December 2000 in our equity offering which was priced at $22.25 per share. The net proceeds from the equity offering totaled approximately $142.0 million after underwriting discounts. The net proceeds were used to reduce short-term debt outstanding as discussed above.

The following table presents the number of shares issued for the six-month periods ended March 31, 2001 and 2000:

                                              Six months ended
                                                  March 31
                                           -----------------------
                                              2001         2000
                                           ----------   ----------
Shares issued:
    Employee Stock Ownership Plan              94,002      118,277
    Direct Stock Purchase Plan                198,878      215,101
    Outside Directors Stock-for-Fee Plan        1,117        1,127
    United Cities Long-Term Stock Plan          3,700           --
    Long-Term Incentive Plan                    4,668           --
    Equity Offering                         6,741,500           --
                                           ----------   ----------
      Total shares issued                   7,043,865      334,505
                                           ==========   ==========

We believe that internally generated funds, our credit facilities, commercial paper program and access to the public capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 2001, even with the anticipated significant increase in working capital requirements for our non-regulated business after the Woodward acquisition, as discussed previously.

At March 31, 2001, we have $800.0 million in committed short-term credit facilities. On August 3, 2000, we entered into a $485.0 million restricted short-term unsecured credit facility with interest starting at LIBOR plus 75 basis points which is to be utilized only to provide $385.0 million of bridge financing for the acquisition of the assets and related costs of Louisiana Gas Service Company, a division of Citizens Communications Company and LGS Natural Gas Company, a subsidiary of Citizens and $100.0 million for refinancing certain existing debt. This facility expires on August 3, 2001.

A second short-term unsecured credit facility, which serves as a backup liquidity facility for our commercial paper program, is for $300.0 million. Our commercial paper is rated A-2 by Standard and Poor's and P-2 by Moody's. At March 31, 2001, $51.0 million of commercial paper was outstanding. A third facility is for $15.0 million. At March 31, 2001, $2.0 million was outstanding under this credit facility. On April 1, 2001, this facility was renewed and increased to $18.0 million. These credit facilities are negotiated at least annually and are used for working capital purposes.

We also have unsecured short-term uncommitted credit lines from three banks totaling $90.0 million. No amounts were outstanding under these credit facilities at March 31, 2001. These facilities are also used for working capital purposes.

In December 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission to issue, from time to time, up to $500.0 million in new common stock and/or debt. At March 31, 2001, we had approximately $350.0 million available to issue under the shelf registration statement.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001, Compared with Three Months Ended March 31,
2000

Operating revenues increased by 115 percent to $675.1 million for the three months ended March 31, 2001 from $314.2 million for the three months ended March 31, 2000. The most significant factors contributing to the increase in operating revenues were a 98 percent increase in average sales price due to the increased cost of gas and a 13 percent increase in sales and transportation volumes due to colder weather. During the quarter ended March 2001, excluding service areas with weather normalized operations, temperatures were 31 percent colder than in the corresponding quarter of the prior year and were two percent colder than the 30-year normal. The total volume of gas sold and transported for the three months ended March 31, 2001 was 79.4 billion cubic feet compared with 70.1 billion cubic feet for the three months ended March 31, 2000. The average sales price per Mcf sold increased $5.19 or 98 percent to $10.48 primarily due to an increase in the average cost of gas. The average cost of gas per Mcf sold increased 154 percent to $8.53 for the three months ended March 31, 2001 from $3.36 for the three months ended March 31, 2000. In addition, operating revenues increased due to the impact of rate increases in Illinois and West Texas, as well as the addition of approximately 48,000 customers in Missouri due to the Associated Natural Gas acquisition completed in fiscal 2000. However, operating revenues were partially offset by a reduction related to our former propane assets which were placed into a joint venture partnership in August 2000, as described previously. For additional information on our former propane operations, see the "Consolidated Operating Statistics" tables that follow.

Gross profit increased by 17 percent to $138.3 million for the three months ended March 31, 2001 from $118.1 million for the three months ended March 31, 2000. The increase in gross profit was due to the increase in volumes sold to weather sensitive customers and an increase of $1.8 million in transportation revenues due to higher average transportation revenue per Mcf. In addition, gross profit increased due to the impact of rate increases and the additional customers, partially offset by a reduction related to our former propane operations, as discussed previously. Changes in the cost of gas do not directly affect gross profit because the fluctuations in gas prices are passed through to the customer.

Operating expenses increased to $64.4 million for the three months ended March 31, 2001 from $62.1 million for the three months ended March 31, 2000. Operation and maintenance expense decreased due to savings resulting from the continued cost control initiatives started during fiscal 2000 and reduced operations and maintenance expenses associated with our former propane operations which were placed into a joint venture partnership in fiscal 2000. An increase in the provision for doubtful accounts of $1.4 million and pension costs of $1.6 million partially offset this decrease. Taxes other than income increased as a result of increased city franchise taxes and state gross receipts taxes, which are revenue based. However, these taxes are paid by the customer; thus, these amounts are offset in revenues through customer billings and have no effect on net income.

Operating income increased 32 percent for the three months ended March 31, 2001 to $73.9 million from $56.0 million for the three months ended March 31, 2000. The increase in operating income resulted primarily from increased gross profit described above.

Equity in earnings of Woodward Marketing, LLC increased $4.7 million for the three months ended March 31, 2001 compared with the three months ended March 31, 2000. This increase was due to an increase in our earnings from our 45 percent interest in Woodward due to exposure to the volatility of current gas prices.

Interest expense decreased $1.2 million, or 11 percent, for the three months ended March 31, 2001 compared with the three months ended March 31, 2000 due primarily to lower average outstanding short-term debt balances. In addition, lower weighted average interest rates on short-term debt helped to reduce interest expense.

Net income increased for the three months ended March 31, 2001 by $14.5 million to $44.1 million from $29.6 million for the three months ended March 31, 2000. This increase in net income resulted primarily from the increase in sales volumes due to the colder than normal weather and the impact of rate increases discussed above.

Six Months Ended March 31, 2001, Compared with Six Months Ended March 31, 2000

Operating revenues increased by 108 percent to $1.1 billion for the six months ended March 31, 2001 from $538.7 million for the six months ended March 31, 2000. The most significant factors contributing to the increase in operating revenues were a 78 percent increase in average sales price due to the increased cost of gas and a 19 percent increase in sales and transportation volumes due to colder weather. During the six-month period ended March 2001, excluding service areas with weather normalized operations, temperatures were 37 percent colder than in the corresponding period of the prior year and were 11 percent colder than the 30-year normal. The total volume of gas sold and transported for the six months ended March 31, 2001 was 147.4 billion cubic feet compared with 123.8 billion cubic feet for the six months ended March 31, 2000. The average sales price per Mcf sold increased $4.13 or 78 percent to $9.44 primarily due to an increase in the average cost of gas. The average cost of gas per Mcf sold increased 123 percent to $7.50 for the six months ended March 31, 2001 from $3.36 for the six months ended March 31, 2000. In addition, operating revenues increased due to the impact of rate increases in Kentucky, Illinois, Amarillo, Texas, and West Texas, as well as the addition of approximately 48,000 customers in Missouri due to the Associated Natural Gas acquisition completed in fiscal 2000. However, operating revenues were partially offset by a reduction related to our former propane assets which were placed into a joint venture partnership in August 2000, as described previously. For additional information on our former propane operations, see the "Consolidated Operating Statistics" tables that follow.

Gross profit increased by 20 percent to $248.3 million for the six months ended March 31, 2001 from $207.7 million for the six months ended March 31, 2000. The increase in gross profit was due to the increase in volumes sold to weather sensitive customers and an increase of $2.9 million in transportation revenues due to higher average transportation revenue per Mcf and increased volumes. In addition, gross profit increased due to the impact of rate increases and the additional customers, partially offset by a reduction related to our former propane operations, as discussed previously. Changes in the cost of gas do not directly affect gross profit because the fluctuations in gas prices are passed through to the customer.

Operating expenses increased to $125.4 million for the six months ended March 31, 2001 from $121.5 million for the six months ended March 31, 2000. Operation and maintenance expense decreased slightly due to savings resulting from the continued cost control initiatives started during fiscal 2000 and reduced operations and maintenance expenses associated with our former propane operations which were placed into a joint venture partnership in fiscal 2000. An increase in the provision for doubtful accounts of $8.4 million and pension costs of $3.9 million partially offset this decrease. Taxes other than income increased as a result of increased city franchise taxes and state gross receipts taxes, which are revenue based. However, these taxes are paid by the customer; thus, these amounts are offset in revenues through customer billings and have no effect on net income.

Operating income increased 43 percent for the six months ended March 31, 2001 to $122.8 million from $86.1 million for the six months ended March 31, 2000. The increase in operating income resulted primarily from increased gross profit described above.

Equity in earnings of Woodward Marketing, LLC increased $3.7 million for the six months ended March 31, 2001 compared with the six months ended March 31, 2000. This increase was due to an increase in our earnings from our 45 percent interest in Woodward due to exposure to the volatility of current gas prices.

Miscellaneous income (expense) decreased $3.4 million to $(2.1) million for the six months ended March 31, 2001 compared to $1.3 million for the six months ended March 31, 2000. This decrease was due to charges incurred related to our performance based-ratemaking mechanisms and the amortization of weather hedges purchased for our Louisiana and Texas operations offset by an increase in our equity earnings in Heritage Propane Partners, LLC.

Net income increased for the six months ended March 31, 2001 by $23.1 million to $67.0 million from $43.9 million for the six months ended March 31, 2000. This increase in net income resulted primarily from the increase in sales volumes due to the colder than normal weather and the impact of rate increases discussed above.

UTILITY AND NON-REGULATED OPERATING DATA

Our utility business is composed of our five regulated utility divisions:
Energas Division, Greeley Gas Division, Trans La Division, United Cities Division and Western Kentucky Division, in addition to shared services. The non-regulated business includes non-regulated irrigation sales, energy services to large volume customers, non-regulated underground storage operations, our interest in Woodward, an equity interest in Heritage Propane Partners, LLC, leasing of buildings and vehicles and non-regulated shared services. The following tables of operating statistics summarize data of the utility and non-regulated segments for the three-month and six-month periods ended March 31, 2001 and 2000. For further information regarding operating results of the segments, see Note 5 of notes to condensed consolidated financial statements. As discussed in our Annual Report on Form 10-K for the year ended September 30, 2000, in August 2000, we combined our propane operations with the propane operations of three other companies and the resulting combined joint venture combined its operations with Heritage Propane Partners, LLC. As a result of these transactions, no information, on a consolidated basis, for the three-month and six-month periods ended March 31, 2001 is presented for propane.

                            ATMOS ENERGY CORPORATION
                        CONSOLIDATED OPERATING STATISTICS

                                             Three months ended
                                                  March 31
                                          ------------------------
                                             2001          2000
                                          ----------    ----------
HEATING DEGREE DAYS
    Actual (weighted average)                  1,371         1,045
    Percent of normal                            102%           78%

SALES VOLUMES - MMcf(1)
    Residential                               36,487        29,612
    Commercial                                15,252        12,588
    Public authority and other                 2,737         2,462
    Industrial (including agricultural)        7,504         9,245
                                          ----------    ----------
      Total                                   61,980        53,907
Transportation volumes - MMcf(1)              17,403        16,211
                                          ----------    ----------
Total throughput - MMcf(1)                    79,383        70,118
                                          ==========    ==========
Propane - Gallons (000's)(2)                      --        10,113
                                          ==========    ==========
OPERATING REVENUES (000's)
Gas sales revenues
    Residential                           $  394,270    $  168,635
    Commercial                               161,646        67,299
    Public authority and other                26,790        11,051
    Industrial (including agricultural)       66,890        38,008
                                          ----------    ----------
      Total gas sales revenues               649,596       284,993
Transportation revenues                        8,378         6,590
Propane revenues(2)                               --        11,603
Other revenues                                17,139        11,011
                                          ----------    ----------
Total operating revenues                  $  675,113    $  314,197
                                          ==========    ==========
Cost of gas (excluding non-regulated)     $  528,564    $  181,317
                                          ==========    ==========

Average gas sales revenues per Mcf        $    10.48    $     5.29
Average transportation revenue per Mcf    $      .48    $      .41
Average cost of gas per Mcf sold          $     8.53    $     3.36

(1) Volumes are reported as metered in million cubic feet (MMcf).

(2) Prior to August 2000, propane revenues and expenses were fully consolidated. Subsequent to August 2000, the results of propane are shown on the equity method.

                            ATMOS ENERGY CORPORATION
                        CONSOLIDATED OPERATING STATISTICS

                                             Six months ended
                                                 March 31
                                          ------------------------
                                             2001          2000
                                          ----------    ----------
METERS IN SERVICE, end of period
    Residential                              975,627       925,293
    Commercial                               105,581        98,338
    Public authority and other                 7,470         7,427
    Industrial (including agricultural)       16,280        14,513
                                          ----------    ----------
      Total meters                         1,104,958     1,045,571
    Propane customers(2)                          --        41,273
                                          ----------    ----------
      Total                                1,104,958     1,086,844
                                          ==========    ==========
HEATING DEGREE DAYS
    Actual (weighted average)                  2,578         1,885
    Percent of normal                            111%           81%

SALES VOLUMES - MMcf(1)
    Residential                               65,300        49,541
    Commercial                                28,518        22,668
    Public authority and other                 5,620         4,295
    Industrial (including agricultural)       15,089        16,555
                                          ----------    ----------
      Total                                  114,527        93,059
Transportation volumes - MMcf(1)              32,901        30,721
                                          ----------    ----------
Total throughput - MMcf(1)                   147,428       123,780
                                          ==========    ==========
Propane - Gallons (000's)(2)                      --        16,467
                                          ==========    ==========
OPERATING REVENUES (000's)
Gas sales revenues
    Residential                           $  644,104    $  285,939
    Commercial                               272,274       119,737
    Public authority and other                48,870        19,853
    Industrial (including agricultural)      116,210        69,015
                                          ----------    ----------
      Total gas sales revenues             1,081,458       494,544
Transportation revenues                       15,116        12,207
Propane revenues(2)                               --        19,441
Other revenues                                21,329        12,463
                                          ----------    ----------
Total operating revenues                  $1,117,903    $  538,655
                                          ==========    ==========
Cost of gas (excluding non-regulated)     $  859,384    $  313,132
                                          ==========    ==========

Average gas sales revenues per Mcf        $     9.44    $     5.31
Average transportation revenue per Mcf    $      .46    $      .40
Average cost of gas per Mcf sold          $     7.50    $     3.36

(1) Volumes are reported as metered in million cubic feet (MMcf).

(2) Prior to August 2000, propane revenues and expenses were fully consolidated. Subsequent to August 2000, the results of propane are shown on the equity method.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Atmos Energy Corporation on February 14, 2001, 28,817,736 votes were cast as follows:

                         VOTES        VOTES
                          FOR        WITHHELD
                       ----------   ----------
Class III Directors:

Robert W. Best         28,483,467      334,269
Thomas J. Garland      28,477,476      340,260
Phillip E. Nichol      28,472,843      344,893
Charles K. Vaughan     28,485,576      332,160

The other directors will continue to serve until the expiration of their terms. The term of the Class I directors, Travis W. Bain II, Dan Busbee, Gene C. Koonce and Vincent J. Lewis, will expire in 2002. The term of the Class II directors, Richard W. Cardin, Thomas C. Meredith, Carl S. Quinn and Richard Ware II will expire in 2003. The term of the Class III directors, listed above, will expire in 2004.

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

                                       ATMOS ENERGY CORPORATION
                                             (Registrant)




Date: May 9, 2001                      By:    /s/ F.E. MEISENHEIMER
                                          ------------------------------
                                                F.E. Meisenheimer
                                          Vice President and Controller
                                            (Chief Accounting Officer
                                          and duly authorized signatory)

                                 EXHIBITS INDEX
                                    Item 6(a)

       EXHIBIT
       NUMBER                            DESCRIPTION                                         PAGE NUMBER
       -------                           -----------                                         -----------
         3.1      Amendment No. 1 to Bylaws of Atmos Energy Corporation (Amended
                  and Restated as of November 12, 1997)

         12       Computation of ratio of earnings to fixed charges

         15       Letter regarding unaudited interim financial information