Form 10-Q
period 2001-06-30
ATMOS ENERGY CORP
filed 2001-08-14
CIK 731802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

Commission File Number 1-10042

                            ATMOS ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

           TEXAS AND VIRGINIA                                  75-1743247
    (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                       Identification No.)

    Three Lincoln Centre, Suite 1800
    5430 LBJ Freeway, Dallas, Texas                              75240
(Address of principal executive offices)                       (Zip Code)

                                 (972) 934-9227
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 2001.

                     Class                           Shares Outstanding
                     -----                           ------------------
                  No Par Value                           40,653,326

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                            ATMOS ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                   June 30,   September 30,
                                                     2001         2000
                                                 -----------  ------------
                                                 (Unaudited)
ASSETS
Property, plant and equipment                    $1,635,803    $1,579,803
    Less accum. depreciation and amortization       634,075       597,457
                                                 ----------    ----------
        Net property, plant and equipment         1,001,728       982,346
Current assets
    Cash and cash equivalents                       424,483         7,379
    Accounts receivable, net                        117,928       114,448
    Inventories of supplies and merchandise          10,490         6,456
    Gas stored underground                           52,327        64,222
    Prepayments                                      73,912         8,101
                                                 ----------    ----------
        Total current assets                        679,140       200,606
Deferred charges and other assets                   191,937       165,806
                                                 ----------    ----------
                                                 $1,872,805    $1,348,758
                                                 ==========    ==========

SHAREHOLDERS' EQUITY AND LIABILITIES
Shareholders' equity
    Common stock                                 $      202    $      160
    Additional paid-in capital                      485,872       306,887
    Retained earnings                               114,486        83,154
    Accumulated other comprehensive income               44         2,265
                                                 ----------    ----------
        Shareholders' equity                        600,604       392,466
Long-term debt                                      700,517       363,198
                                                 ----------    ----------
        Total capitalization                      1,301,121       755,664
Current liabilities
    Current maturities of long-term debt             16,444        17,566
    Short-term debt                                 124,237       250,047
    Accounts payable                                 77,903        73,031
    Taxes payable                                    30,411        10,844
    Customers' deposits                              22,689         9,923
    Other current liabilities                        83,033        21,085
                                                 ----------    ----------
        Total current liabilities                   354,717       382,496
Deferred income taxes                               130,135       131,619
Deferred credits and other liabilities               86,832        78,979
                                                 ----------    ----------
                                                 $1,872,805    $1,348,758
                                                 ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                            ATMOS ENERGY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                                   Three months ended
                                                        June 30
                                                 -----------------------
                                                    2001          2000
                                                 ---------     ---------
Operating revenues                               $ 164,260     $ 152,362
Purchased gas cost                                 102,981        92,332
                                                 ---------     ---------
    Gross profit                                    61,279        60,030

Gas trading margin of Woodward Marketing, LLC       (3,195)           --

Operating expenses
    Operation                                       29,394        38,511
    Maintenance                                      1,803         1,611
    Depreciation and amortization                   16,129        15,138
    Taxes, other than income                         7,584         7,114
                                                 ---------     ---------
        Total operating expenses                    54,910        62,374
                                                 ---------     ---------
Operating income (loss)                              3,174        (2,344)

Equity in earnings of Woodward Marketing, LLC           --         4,740
Miscellaneous income                                   644            54
Interest charges, net                                9,232        10,164
                                                 ---------     ---------
Loss before income taxes                            (5,414)       (7,714)

Income tax benefit                                  (2,014)       (3,318)
                                                 ---------     ---------
        Net loss                                 $  (3,400)    $  (4,396)
                                                 =========     =========
Basic and diluted net loss per share             $    (.08)    $    (.14)
                                                 =========     =========
Cash dividends per share                         $    .290     $    .285
                                                 =========     =========

Weighted average shares outstanding:
    Basic and diluted                               40,395        31,501
                                                 =========     =========

See accompanying notes to condensed consolidated financial statements.

                            ATMOS ENERGY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                                      Nine months ended
                                                           June 30
                                                 ---------------------------
                                                     2001            2000
                                                 -----------     -----------
Operating revenues                               $ 1,282,163     $   691,017
Purchased gas cost                                   972,612         423,310
                                                 -----------     -----------
    Gross profit                                     309,551         267,707

Gas trading margin of Woodward Marketing, LLC         (3,195)             --

Operating expenses
    Operation                                         96,823         106,202
    Maintenance                                        5,317           5,798
    Depreciation and amortization                     47,815          48,128
    Taxes, other than income                          30,395          23,795
                                                 -----------     -----------
        Total operating expenses                     180,350         183,923
                                                 -----------     -----------
Operating income                                     126,006          83,784

Equity in earnings of Woodward Marketing, LLC          8,062           9,127
Miscellaneous income (expense)                        (1,426)          1,313
Interest charges, net                                 31,295          32,408
                                                 -----------     -----------
Income before income taxes                           101,347          61,816

Income taxes                                          37,701          22,315
                                                 -----------     -----------
        Net income                               $    63,646     $    39,501
                                                 ===========     ===========
Basic net income per share                       $      1.71     $      1.26
                                                 ===========     ===========
Diluted net income per share                     $      1.70     $      1.25
                                                 ===========     ===========
Cash dividends per share                         $      .870     $      .855
                                                 ===========     ===========

Weighted average shares outstanding:
    Basic                                             37,318          31,363
                                                 ===========     ===========
    Diluted                                           37,422          31,510
                                                 ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                            ATMOS ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                Nine months ended
                                                                    June 30
                                                             -----------------------
                                                               2001          2000
                                                             ---------     ---------
Cash Flows From Operating Activities
    Net income                                               $  63,646     $  39,501
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization:
          Charged to depreciation and
            amortization                                        47,815        48,128
          Charged to other accounts                              2,068         2,296
      Deferred income taxes (benefit)                             (191)       10,545
      Net change in operating assets and
          liabilities                                           32,180        16,947
                                                             ---------     ---------
      Net cash provided by operating activities                145,518       117,417

Cash Flows From Investing Activities
    Acquisition of Missouri assets of ANG                           --       (32,000)
    Capital expenditures                                       (70,305)      (54,347)
    Retirements of property, plant and
        equipment, net                                            (515)        1,231
    Acquisition of assets to be leased                          (4,890)           --
    Increase in cash from acquisition                           13,129            --
    Proceeds from sale of utility assets                         6,625            --
                                                             ---------     ---------
      Net cash used in investing activities                    (55,956)      (85,116)

Cash Flows From Financing Activities
    Net decrease in short-term debt                           (125,810)       (4,422)
    Cash dividends paid                                        (32,314)      (26,931)
    Repayment of long-term debt                                (13,803)      (10,862)
    Net proceeds from issuance of long-term debt               347,099            --
    Issuance of common stock                                    10,327         9,477
    Net proceeds from equity offering                          142,043            --
                                                             ---------     ---------
      Net cash provided (used) by financing activities         327,542       (32,738)
                                                             ---------     ---------
Net increase (decrease) in cash and cash equivalents           417,104          (437)
Cash and cash equivalents at beginning
    of period                                                    7,379         8,585
                                                             ---------     ---------
Cash and cash equivalents at end
    of period                                                $ 424,483     $   8,148
                                                             =========     =========

See accompanying notes to condensed consolidated financial statements.

                            ATMOS ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001

1. Unaudited interim financial information

In the opinion of management, all material adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made to the unaudited interim period financial statements. Because of seasonal and other factors, the results of operations for the nine month period ended June 30, 2001 are not indicative of expected results of operations for the year ending September 30, 2001. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation in its Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

Principles of consolidation - The accompanying condensed consolidated financial statements include the accounts of Atmos Energy Corporation and its wholly-owned subsidiaries. Intercompany transactions have been eliminated.

Prior to April 1, 2001, we owned a 45 percent interest in Woodward Marketing, LLC ("Woodward") and accounted for that ownership using the equity method of accounting for investments. Subsequent to April 1, 2001, we owned 100 percent of Woodward and accounted for that ownership on a consolidated basis.

Issuance of long-term debt - On May 22, 2001, we issued $350.0 million in senior notes. The notes have a stated interest rate of 7 3/8 percent with interest due semi-annually. The notes mature on May 15, 2011. The net proceeds of $347.1 million were invested in short-term investments and are included in cash and cash equivalents at June 30, 2001. On July 1, 2001, the net proceeds from the debt offering were used to help fund the acquisition of Louisiana Gas Service Company and LGS Natural Gas Company.

Common stock - As of June 30, 2001, we had 100,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 40,597,026 shares outstanding. At September 30, 2000, we had 31,952,340 shares outstanding.

Comprehensive income - The following table presents the components of comprehensive income, net of related tax, for the three-month and nine-month periods ended June 30, 2001 and 2000:

                                                              Three months ended
                                                                    June 30
                                                             ---------------------
                                                               2001         2000
                                                             --------     --------
                                                                 (In thousands)

Net income (loss)                                            $ (3,400)    $ (4,396)
Unrealized holding gains (losses) on investments                   60         (807)
                                                             --------     --------
Comprehensive income (loss)                                  $ (3,340)    $ (5,203)
                                                             ========     ========

                                                               Nine months ended
                                                                    June 30
                                                             ---------------------
                                                               2001         2000
                                                             --------     --------
                                                                 (In thousands)

Net income                                                   $ 63,646     $ 39,501
Unrealized holding gains (losses) on investments               (2,221)       1,029
Derivative financial instruments:
    Unrealized losses on derivative financial instruments      (3,634)          --
    Less: reclassification for losses included in
      net income                                                3,634           --
                                                             --------     --------
Comprehensive income                                         $ 61,425     $ 40,530
                                                             ========     ========

The only components of accumulated other comprehensive income (loss), net of related tax, relate to unrealized holding gains and losses associated with certain available for sale investments and unrealized gains and losses associated with derivative financial instruments.

Recently issued accounting standards - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using the purchase method. The provisions of this Statement will be applied to the acquisition of Louisiana Gas Service Company and LGS Natural Gas Company effective July 1, 2001.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This Statement addresses the accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. This Statement requires that goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests. This Statement will be adopted effective July 1, 2001 with respect to any goodwill or other intangible assets acquired in connection with the Louisiana Gas Service Company and LGS Natural Gas Company acquisition. With respect to our other intangible assets and goodwill, this Statement will be adopted effective October 1, 2001. We are currently in the process of evaluating the impact the adoption of this Statement will have on our financial condition, results of operations or net cash flows.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Contingencies

Litigation

Greeley Division

On September 23, 1999, a suit was filed in the District Court of Stevens County, Kansas, by Quinque Operating Company, Tom Boles and Robert Ditto, against more than 200 companies in the natural gas industry including Atmos and our Greeley Gas Division. The plaintiffs, who purport to represent a class consisting of gas producers, royalty owners, overriding royalty owners, working interest owners and state taxing authorities, accuse the defendants of underpaying royalties on gas taken from wells situated on non-federal and non-Indian lands throughout the United States and offshore waters predicated upon allegations that the defendants' gas measurements are simply inaccurate and that the defendants failed to comply with applicable regulations and industry standards over the last 25 years. Although the plaintiffs do not specifically allege an amount of damages, they contend that this suit is brought to recover billions of dollars in revenues that the defendants have allegedly unlawfully diverted from the plaintiffs to themselves. On April 10, 2000, this case was consolidated for pre-trial proceedings with other similar pending litigation in federal court in Wyoming in which we are also a defendant along with over 200 other defendants in the case of In Re Natural Gas Royalties Quitam Litigation. In January 2001, the federal court elected to remand this case back to the Kansas state court. A reconsideration of remand was filed, but it was denied. The state court now has jurisdiction over this proceeding and has issued a preliminary case management order. We believe that the plaintiffs' claims are lacking in merit, and we intend to vigorously defend this action. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that we have adequate reserves to cover any damages that may ultimately be awarded.

Energas Division

On June 22, 2000, a suit was filed in the 99th District Court of Lubbock County, Texas, by Juanita Juarez, individually and on behalf of Moses Benitez, a minor and Yolanda Davila, individually and on behalf of Isiah Garcia, a minor, against our Energas Division and one of its employees. The plaintiffs were involved in an automobile accident with an Energas Division employee who was driving a vehicle belonging to the Energas Division. The plaintiffs alleged that the Energas employee failed to maintain proper control of the vehicle which failure led to the plaintiffs being damaged. The plaintiffs submitted evidence that they incurred in excess of $75,000 in direct medical expenses and alleged that the two adult plaintiffs would suffer a combined loss in excess of $1.0 million of earnings capacity as a result of injuries suffered in the incident. On June 28, 2001, we agreed to settle with the plaintiffs for approximately $0.7 million, thus concluding this litigation against us.

On May 18, 2001, a suit was filed in the 99th District Court of Lubbock County, Texas, by the City of Lubbock, Texas, and the West Texas Municipal Agency against Stewart & Stevenson Energy Products, Inc., a division of GE Packaged Power, Inc. ("GE") and our Energas Division. The action arises out of the construction and installation of a gas-fired electric generating facility designed and installed by GE and out of the natural gas pipeline, which provides natural gas to the facility, that was designed and installed by our Energas Division. The plaintiffs allege that they incurred damages as a result of certain corrosive products that were introduced into the facility's turbine that damaged the turbine and necessitated repair costs of approximately $0.9 million and consequential damages of approximately $4.7 million comprised of electric power purchases made by the plaintiffs from other sources while the facility was inoperative or operating below specifications. The causes of action asserted by the plaintiffs against the Energas Division include breach of contract, breach of warranty and negligence. We have denied any liability and intend to vigorously defend against the plaintiffs' claims. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that we have adequate insurance and reserves to cover any damages that may ultimately be awarded.

United Cities Propane Gas, Inc.

United Cities Propane Gas, Inc., one of our wholly-owned subsidiaries, is a party to an action filed in June 2000 which is pending in the Circuit Court of Sevier County, Tennessee. The plaintiffs' claims arise out of injuries alleged to have been caused by a low-level propane explosion. The plaintiffs seek to recover damages of $13.0 million. Discovery activities have begun in this case. We have denied any liability, and we intend to vigorously defend against the plaintiffs' claims. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that we have adequate insurance and reserves to cover any damages that may ultimately be awarded.

Atmos Energy Louisiana Division

Prior to our acquisition of the assets of Louisiana Gas Service Company ("LGS"), a division of Citizens Communications Company ("Citizens") on July 1, 2001, LGS was involved in a proceeding with the Louisiana Public Service Commission relating to past costs associated with the purchase of gas that it charged to its customers. Subsequent to our acquisition of the LGS assets on July 1, 2001, we have taken over the defense of this proceeding and will have responsibility for administering and assuring the payment of refunds and/or credits to ratepayers that may arise from Citizens' past activities with respect to the purchased gas costs. However, we believe the outcome of this proceeding will not have a material adverse impact on our financial condition, results of operations or net cash flows as Citizens has agreed to fully indemnify us for any liability that may arise out of this proceeding.

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

Environmental Matters

Manufactured Gas Plant Sites

The United Cities Division is the owner or previous owner of manufactured gas plant sites in Johnson City and Bristol, Tennessee and Hannibal, Missouri which were used to supply gas prior to the availability of natural gas. The gas manufacturing process resulted in certain by-products and residual materials including coal tar. The manufacturing process used was an acceptable and satisfactory process at the time such operations were being conducted. Under current environmental protection laws and regulations, we may be responsible for response actions with respect to such materials if response actions are necessary.

United Cities Gas Company and the Tennessee Department of Environment and Conservation entered into a consent order effective January 23, 1997, to facilitate the investigation, removal and remediation of the Johnson City site. United Cities Gas Company began the implementation of the consent order in the first quarter of 1997 which continued through June 30, 2001. The investigative phase of the work at the site has been completed. An interim removal action was completed in June 2001. The Tennessee Regulatory Authority granted United Cities Gas Company permission to defer, until its next rate case, all costs incurred in Tennessee in connection with state and federally mandated environmental control requirements.

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

As of June 30, 2001, we had incurred costs of approximately $0.9 million for the investigations of the Johnson City and Bristol, Tennessee and Hannibal, Missouri sites and had a remaining accrual of $0.8 million.

Mercury Contamination Sites

We have completed investigation and remediation activities pursuant to Consent Orders between the Kansas Department of Health and Environment ("KDHE") and United Cities Gas Company. The Orders provided for the investigation and remediation of mercury contamination at gas pipeline sites which utilize or formerly utilized mercury meter equipment in Kansas. The Final Interim Characterization and Remediation Report has been submitted to the KDHE. As of June 30, 2001, we had incurred costs of $0.1 million for these sites and had a remaining accrual of $0.3 million for recovery. The Kansas Corporation Commission has authorized us to defer these costs and seek recovery in a future rate case.

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

3. Short-term debt

Committed credit facilities

We have short-term committed credit facilities totaling $803.0 million. On August 3, 2000, we entered into a $485.0 million restricted short-term unsecured credit facility with interest starting at LIBOR plus 75 basis points which was to be utilized only to provide $385.0 million of bridge financing for the acquisition of the assets and related costs of Louisiana Gas Service Company, a division of Citizens Communications Company and LGS Natural Gas Company, a subsidiary of Citizens and $100.0 million for refinancing certain existing debt. No amounts were outstanding under this facility at June 30, 2001. On July 13, 2001, this facility was cancelled.

A second short-term unsecured credit facility is for $300.0 million and serves as a backup liquidity facility for our commercial paper program. Our commercial paper is rated A-2 by Standard and Poor's and P-2 by Moody's. At June 30, 2001, $83.8 million of commercial paper was outstanding. On August 2, 2001, this facility was renewed for $300.0 million with an option to increase the amount by $100.0 million. We have a third facility in place for $18.0 million. At June 30, 2001, $13.4 million was outstanding under this credit facility. These credit facilities are negotiated at least annually and are used for working capital purposes.

Uncommitted credit facilities

We have an uncommitted credit facility for $140.0 million which is used for our non-regulated business. Atmos Energy Marketing, LLC ("AEM"), our wholly-owned subsidiary, is the sole guarantor of all amounts outstanding under this facility. At June 30, 2001, $27.0 million was outstanding under this credit facility. Related letters of credit totaling $85.5 million further reduced the amount available under this facility. This facility is used for working capital purposes.

We also have unsecured short-term uncommitted credit lines from three banks totaling $90.0 million. No amounts were outstanding under these credit facilities at June 30, 2001. These facilities are also used for working capital purposes.

4. Earnings per share

Basic earnings per share has been computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed by dividing net income for the period by the weighted average number of common shares outstanding during the period adjusted for the assumed exercise of stock options, restricted stock and other contingently issuable shares of common stock. Net income for basic and diluted earnings per share are the same, as there are no contingently issuable shares of stock whose issuance would have impacted net income. A reconciliation between basic and diluted weighted average common shares outstanding follows (in thousands):

                                             For the three months ended
                                                       June 30
                                             --------------------------
                                               2001              2000
                                             --------          --------
Weighted average common shares - basic         40,395            31,501
Effect of dilutive securities:
    Restricted stock                               --                --
    Stock options                                  --                --
                                             --------          --------
Weighted average common shares - assuming
    dilution                                   40,395            31,501
                                             ========          ========

                                             For the nine months ended
                                                       June 30
                                             --------------------------
                                               2001              2000
                                             --------          --------
Weighted average common shares - basic         37,318            31,363
Effect of dilutive securities:
    Restricted stock                               92               138
    Stock options                                  12                 9
                                             --------          --------
Weighted average common shares - assuming
    dilution                                   37,422            31,510
                                             ========          ========

5. Segment information

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", we have identified the following two segments: Utility and Non-Regulated. For an expanded description of these segments, please refer to Note 1 of notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2000. For the year ended September 30, 2000 and periods prior thereto, we had identified three segments: Utility, Propane and Non-Regulated. However, in August 2000, we combined our propane operations with the propane operations of three other companies and the resulting combined joint venture combined its operations with Heritage Propane Partners, LLC. As a result of these transactions, the Propane segment for prior periods has been combined with the Non-Regulated segment. For periods prior to August 2000, the revenues and expenses of the propane operations were shown on a consolidated basis. Subsequent to August 2000, results relating to Heritage Propane Partners, LLC are accounted for using the equity method of accounting for investments based on our percentage ownership. On April 1, 2001, we completed the acquisition of the remaining 55 percent interest of Woodward. Prior to April 1, 2001, we owned a 45 percent interest in Woodward and accounted for that ownership using the equity method of accounting for investments. Subsequent to April 1, 2001, we accounted for our 100 percent ownership of Woodward on a consolidated basis.

Summarized financial information concerning our reportable segments for the three months and nine months ended June 30, 2001 and 2000 are shown in the following table:

                                                           Non-
                                         Utility        Regulated         Total
                                       -----------     -----------     -----------
                                                     (In thousands)
For the three months ended
June 30, 2001:
Operating revenues for reportable
    segments                           $   155,868     $     9,519     $   165,387
Elimination of intersegment
    revenues                                  (316)           (811)         (1,127)
                                       -----------     -----------     -----------
      Total operating revenues             155,552           8,708         164,260

Net loss                                      (123)         (3,277)         (3,400)

June 30, 2000:
Operating revenues for reportable
    segments                               127,142          27,264         154,406
Elimination of intersegment
    revenues                                (1,158)           (886)         (2,044)
                                       -----------     -----------     -----------
      Total operating revenues             125,984          26,378         152,362

Net income (loss)                           (7,023)          2,627          (4,396)


As of and for the nine months ended
June 30, 2001:
Operating revenues for reportable
    segments                             1,231,622          54,431       1,286,053
Elimination of intersegment
    revenues                                (1,434)         (2,456)         (3,890)
                                       -----------     -----------     -----------
      Total operating revenues           1,230,188          51,975       1,282,163

Net income                                  58,656           4,990          63,646

Total assets                             1,655,305         288,894       1,944,199

June 30, 2000:
Operating revenues for reportable
    segments                               620,360          75,772         696,132
Elimination of intersegment
    revenues                                (2,462)         (2,653)         (5,115)
                                       -----------     -----------     -----------
      Total operating revenues             617,898          73,119         691,017

Net income                                  30,566           8,935          39,501

Total assets                             1,179,329         114,459       1,293,788

A reconciliation of total assets for the reportable segments to total consolidated assets for June 30, 2001 and 2000 is presented below:

                                                  June 30
                                        ---------------------------
                                           2001            2000
                                        -----------     -----------
                                              (In thousands)
Total assets for reportable segments    $ 1,944,199     $ 1,293,788
Elimination of intercompany accounts        (71,394)        (16,559)
                                        -----------     -----------
    Total consolidated assets           $ 1,872,805     $ 1,277,229
                                        ===========     ===========

6. Derivative Instruments and Hedging Activities

Effective October 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of other comprehensive income), depending on the classification of the derivative. Derivative instruments may be classified as either fair value hedges or cash flow hedges. The cumulative effect of the change in accounting for the adoption of this Statement did not have a material impact on our financial position, results of operations or cash flows.

Weather Hedges and Insurance

In July 2000, we entered into an agreement to purchase weather hedges for our Texas and Louisiana operations effective for the 2000-2001 heating season. The hedges were designed to help mitigate the effects of weather that was at least seven percent warmer than normal in both Texas and Louisiana while preserving any upside. The cost of the weather hedges was approximately $4.9 million which was amortized over the 2000-2001 heating season.

In June 2001, we purchased a three year weather insurance policy with an option to cancel in the third year if we obtain weather protection in our rate structures. The policy is for our Texas and Louisiana operations and covers the entire heating season of October to March beginning with the 2001-2002 heating season. The cost of the three year policy was approximately $13.2 million which was prepaid and will be amortized over the appropriate heating seasons. The insurance is designed to protect against weather that is at least seven percent warmer than normal.

Utility Hedging Activities

We have historically hedged 20 percent of our gas supply through the use of our underground storage assets. This hedging process will continue. In our regulated utility business, we are hedging up to 50 percent of the balance of our flowing gas requirements primarily through futures and options contracts. The primary objective of using these derivative instruments is to help minimize our exposure to market volatility in gas prices. Changes in the market price of these financial contracts will be recorded in deferred gas costs and used in the calculation of gas costs charged to customers.

Non-Regulated Hedging Activities

Our derivative financial instruments used in our non-regulated irrigation business and underground storage business are classified as cash flow hedges because they hedge forecasted sales or purchases of natural gas. Once a derivative financial instrument is classified as a cash flow hedge, the effective portions of changes in the fair value of the instrument are recorded in other comprehensive income and are recognized in the consolidated statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. Our derivative financial instruments are highly effective, thus the changes in fair value of the instruments are recognized in shareholders' equity as a component of other comprehensive income.

We primarily use futures and options contracts in our non-regulated irrigation business and underground storage business. In our non-regulated irrigation business, we use derivative instruments to hedge certain volumes of gas to be purchased that will ultimately be used to fulfill sales contracts. The objective of using these derivative instruments is to help mitigate market fluctuations related to the purchase price. In our non-regulated underground storage business, we use derivative instruments to hedge forecasted sales prices on withdrawals from our underground storage facilities to help minimize our exposure to market volatility. Any amounts recognized as gains and losses reported in other comprehensive income will be reclassified into earnings upon the completion of the purchase of gas related to the hedge for irrigation and upon the ultimate sale of gas from our underground storage facilities related to the hedge instrument. As of June 30, 2001, we had no non-regulated irrigation or underground storage derivative financial instruments outstanding.

For the three months ended June 30, 2001, there was no hedging activity relating to our non-regulated irrigation business or our non-regulated underground storage business. For the nine months ended June 30, 2001, an unrealized loss of $3.6 million relating to our hedging activities previously recorded in comprehensive income was offset by a reclassification of $3.6 million for losses recognized in net income.

In our non-regulated gas marketing, trading and energy management services, we apply the provisions of Emerging Issues Task Force 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," ("EITF 98-10"). EITF 98-10 requires that energy trading contracts be marked to market (that is, measured at fair value determined as of the balance sheet date) with the gains and losses included in earnings. During the first quarter of fiscal 2001, we adopted Emerging Issues Task Force 00-17, "Measuring the Fair Value of Energy-Related Contracts in Applying EITF Issue No. 98-10"

("EITF 00-17"). EITF 00-17 extends the requirements under EITF 98-10 to storage and transportation contracts.

7. Acquisition

On April 1, 2001, we acquired the 55 percent interest in Woodward, a Delaware limited liability company, that we did not already own in exchange for 1,423,193 restricted shares of Atmos common stock valued at $26.7 million. The consideration is subject to an upward adjustment based on the market price of Atmos common stock. The maximum number of additional shares that could be issued under the adjustment provision is 232,547 plus an amount to compensate for dividends paid after the completion of the acquisition. The acquisition was accounted for under the purchase method. The $12.6 million excess purchase price over the value of net tangible assets was allocated to other intangible assets and goodwill and is being amortized over five and 20 years.

The pro forma effects for the nine months ended June 30, 2001 of including 100 percent of Woodward's results of operations with Atmos' consolidated results of operations are a $17.9 million increase in gas trading margin to $14.7 million, elimination of the $8.1 million equity in earnings of Woodward, a $6.2 million increase in net income to $69.8 million and a $.12 increase in diluted earnings per share to $1.82.

Such pro forma effects for the nine months ended June 30, 2000 are a $20.3 million increase in gas trading margin to $20.3 million, elimination of the $9.1 million equity in earnings of Woodward, a $7.1 million increase in net income to $46.6 million and a $.17 increase in diluted earnings per share to $1.42.

Prior to April 1, 2001, we owned a 45 percent interest in Woodward which was accounted for using the equity method of accounting for investments. Beginning April 1, 2001, Woodward was fully consolidated with Atmos. Woodward's gas trading margin consist of revenues net of related cost of sales.

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

As discussed above, prior to April 1, 2001, through AEM, our wholly-owned subsidiary, we owned a 45 percent interest in Woodward. Equity in earnings of Woodward included in the condensed consolidated statements of income was $4.7 million for the three months ended June 30, 2000 and $8.1 million and $9.1 million for the nine months ended June 30, 2001 and 2000. The $5.4 million excess purchase price over the value of the net tangible assets, which was allocated to customer contracts and goodwill, is being amortized over 10 and 20 years.

Gas Purchases

Included in purchased gas cost were purchases from Woodward of approximately $88.1 million and $55.9 million for the three-month periods ended June 30, 2001 and 2000 and approximately $452.6 million and $154.6 million for the nine-month periods ended June 31, 2001 and 2000.

8. Subsequent Event

In April 2000, we entered into a definitive agreement to acquire the gas operations of Louisiana Gas Service Company, a division of Citizens Communications Company and LGS Natural Gas Company, a subsidiary of Citizens, for $375.0 million. In December 2000, the purchase price was adjusted to $365.0 million. On April 18, 2001, the Louisiana Public Service Commission approved the purchase by Atmos of the assets of Louisiana Gas Service Company and LGS Natural Gas Company. The acquisition was completed on July 1, 2001.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Atmos Energy Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of June 30, 2001 and the related condensed consolidated statements of income and cash flows for the three-month periods and nine-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


Dallas, Texas
July 26, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q and Management's Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended September 30, 2000.

As of June 30, 2001, we distributed and sold natural gas to over one million residential, commercial, industrial, agricultural and other customers in eleven states. Effective July 1, 2001, we distributed and sold natural gas to approximately 1.4 million residential, commercial, industrial, agricultural and other customers in eleven states. Such business is subject to regulation by state and/or local authorities in each of the states in which we operate. In addition, our business is affected by seasonal weather patterns, competitive factors within the energy industry and economic conditions in the areas that we serve.

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

In February 2000, the United Cities Division filed a rate case in Illinois with the Illinois Commerce Commission requesting an increase in revenues of approximately $3.1 million annually. After review by the Illinois Commerce Commission, the amount requested was revised to approximately $2.1 million. The United Cities Division received an increase in annual revenues of approximately $1.4 million. The new rates went into effect on October 23, 2000 and continue to be collected primarily through an increase in customer charges.

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

In March 2001, the United Cities Division and the Iowa Consumer Advocate Division of the Department of Justice reached an agreement for an annual rate reduction of $0.3 million relating to our Iowa operations. The rate reduction was effective in March 2001.

In November 2000, the Greeley Division filed a rate case with the Colorado Public Utilities Commission for approximately $4.2 million in additional annual revenues. In May 2001, we received an increase in annual revenues of approximately $2.8 million from the Colorado Public Utilities Commission. The new rates went into effect on May 4, 2001.

We continue to monitor rates in all of our service areas to ensure that they are adequate for the recovery of service costs and an adequate return on investment.

Weather and Seasonality

Our natural gas distribution business and irrigation sales business is seasonal and dependent upon weather conditions in our service areas. Natural gas sales to residential, commercial and public authority customers are affected by winter heating season requirements. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to industrial customers are much less weather sensitive. Sales to agricultural customers, who typically use natural gas to power irrigation pumps during the period from March through September, are affected by rainfall amounts and the price of natural gas. Weather for the nine months ended June 30, 2001, excluding service areas with weather normalized operations, was seven percent colder than normal and 32 percent colder than weather in the corresponding period of the prior year.

The effects of weather that is colder or warmer than normal are offset in the Tennessee and Georgia jurisdictions served by the United Cities Division and in the Kentucky jurisdiction served by the Western Kentucky Division through weather normalization adjustments ("WNAs"). The Georgia Public Service Commission, the Tennessee Regulatory Authority and the Kentucky Public Service Commission have approved WNAs. The WNAs, effective October through May each year in Georgia, and November through April each year in Tennessee and Kentucky, allow the United Cities Division and Western Kentucky Division to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the WNAs was a decrease in revenues of approximately $3.3 million for the nine months ended June 30, 2001, as compared with an increase of $4.1 million for the nine months ended June 30, 2000. Approximately 375,000 or 34 percent of our meters in service are located in Georgia, Tennessee and Kentucky. We did not have WNAs in our other service areas during the nine months ended June 30, 2001.

In July 2000, we entered into an agreement to purchase weather hedges for our Texas and Louisiana operations effective for the 2000-2001 heating season. The hedges were designed to help mitigate the effects of weather that was at least seven percent warmer than normal in both Texas and Louisiana while preserving any upside. The cost of the weather hedges was approximately $4.9 million which was amortized over the 2000-2001 heating season. The cost of the weather hedges was more than offset by the positive effects of colder weather on our gross profit.

In June 2001, we purchased a three year weather insurance policy with an option to cancel in the third year if we obtain weather protection in our rate structures. The policy is for our Texas and Louisiana operations and covers the entire heating season of October to March beginning with the 2001-2002 heating season. The cost of the three year policy was approximately $13.2 million which was prepaid and will be amortized over the appropriate heating seasons. The insurance is designed to protect against weather that is at least seven percent warmer than normal.

We have historically hedged 20 percent of our gas supply through the use of our underground storage assets. This hedging process will continue. For the 2001-2002 heating season, we are hedging up to 50 percent of the balance of our flowing gas requirements primarily through financial contracts. This should provide protection to us and our customers against sharp increases in the price of natural gas during the 2001-2002 heating season.

FINANCIAL CONDITION

For the nine months ended June 30, 2001, net cash provided by operating activities totaled $145.5 million compared with $117.4 million for the nine months ended June 30, 2000. The increase in net cash provided by operating activities was primarily the result of an increase in net income, an increase in other current liabilities and a decrease in accounts receivable partially offset by increases in other current assets and deferred charges and other assets and a decrease in accounts payable. The increase in net income was primarily due to higher gross profits due to increased volumes and rate increases as well as a decrease in our operating expenses. This increase was partially offset by decreased earnings from Woodward Marketing, LLC ("Woodward") as well as a decrease in miscellaneous income (expense) as a result of charges incurred related to our performance based-ratemaking mechanisms and amortization relating to weather hedges purchased for our Louisiana and Texas operations.

For the nine months ended June 30, 2001, net cash used in investing activities totaled $56.0 million compared with $85.1 million for the nine months ended June 30, 2000. Major cash flows used in investing activities for the nine months ended June 30, 2001 included capital expenditures of $70.3 million compared with $54.3 million for the nine months ended June 30, 2000. The capital expenditures budget for fiscal 2001, excluding acquisitions, is expected to be in the range of $85.0 million to $90.0 million as compared with actual capital expenditures of $75.6 million for fiscal 2000. Budgeted capital projects for fiscal 2001 include expenditures for additional mains, services, meters and equipment. On July 1, 2001, we completed the Louisiana Gas Service Company acquisition for $365.0 million. Subsequent to the acquisition of Louisiana Gas Service Company, we anticipate capital expenditures relating to those operations to be approximately $3.0 million for the remainder of the fiscal year. Capital expenditures and acquisitions for fiscal 2001 are planned to be financed from internally generated funds and financing activities as discussed below. For the nine months ended June 30, 2001, we had $4.9 million in expenditures for the acquisition of assets to be leased. In connection with our acquisition of Woodward, we received $13.1 million in cash. For the nine months ended June 30, 2001, we also received net proceeds of $6.6 million in connection with the sale of certain utility assets.

For the nine months ended June 30, 2001, net cash provided by financing activities totaled $327.5 million compared with net cash used by financing activities of $32.7 million for the nine months ended June 30, 2000. For the nine-month period ended June 30, 2001, short-term debt decreased $125.8 million compared with a decrease of $4.4 million for the nine months ended June 30, 2000. The net proceeds from the equity offering discussed below were used to reduce the amount of short-term debt. Repayments of long-term debt totaled $13.8 million for the nine months ended June 30, 2001 compared with $10.9 million for the nine months ended June 30, 2000. We received $347.1 million in net proceeds during the nine months ended June 30, 2001 from our $350.0 million debt offering. The net proceeds were used to help finance the completion of the Louisiana Gas Service Company acquisition on July 1, 2001 as discussed above. We paid $32.3 million in cash dividends during the nine months ended June 30, 2001 compared with dividends of $26.9 million during the nine months ended June 30, 2000. This reflects increases in the quarterly dividend rate and in the number of shares outstanding. During the nine months ended June 30, 2001, we issued 8,644,686 shares of common stock. Of these, 6,741,500 shares were issued in December 2000 in our equity offering which was priced at $22.25 per share. The net proceeds from the equity offering totaled approximately $142.0 million after underwriting discounts. The net proceeds were used to reduce short-term debt outstanding as discussed above.

The following table presents the number of shares issued for the nine-month periods ended June 30, 2001 and 2000:

                                                Nine months ended
                                                     June 30
                                              ----------------------
                                                2001         2000
                                              ---------    ---------
Shares issued:
    Employee Stock Ownership Plan               149,243      191,285
    Direct Stock Purchase Plan                  300,970      303,979
    Outside Directors Stock-for-Fee Plan          1,642        1,889
    United Cities Long-Term Stock Plan           11,300           --
    Long-Term Incentive Plan                     16,838           --
    Acquisition of Woodward Marketing, LLC    1,423,193           --
    Equity Offering                           6,741,500           --
                                              ---------    ---------
      Total shares issued                     8,644,686      497,153
                                              =========    =========

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

At June 30, 2001, we have $803.0 million in committed short-term credit facilities. On August 3, 2000, we entered into a $485.0 million restricted short-term unsecured credit facility with interest starting at LIBOR plus 75 basis points which was to be utilized only to provide $385.0 million of bridge financing for the acquisition of the assets and related costs of Louisiana Gas Service Company, a division of Citizens Communications Company and LGS Natural Gas Company, a subsidiary of Citizens and $100.0 million for refinancing certain existing debt. No amounts were outstanding under this facility at June 30, 2001. On July 13, 2001, this facility was cancelled.

A second short-term unsecured credit facility is for $300.0 million and serves as a backup liquidity facility for our commercial paper program. Our commercial paper is rated A-2 by Standard and Poor's and P-2 by Moody's. At June 30, 2001, $83.8 million of commercial paper was outstanding. On August 2, 2001, this facility was renewed for $300.0 million with an option to increase the amount by $100.0 million. We have a third credit facility in place for $18.0 million. At June 30, 2001, $13.4 million was outstanding under this credit facility. These credit facilities are negotiated at least annually and are used for working capital purposes.

We have an uncommitted credit facility for $140.0 million which is used for our non-regulated business. Atmos Energy Marketing, LLC, our wholly-owned subsidiary, is the sole guarantor of all amounts outstanding under this facility. At June 30, 2001, $27.0 million was outstanding under this credit facility. Related letters of credit totaling $85.5 million further reduced the amount available under this facility. This facility is also used for working capital purposes.

We also have unsecured short-term uncommitted credit lines from three banks totaling $90.0 million. No amounts were outstanding under these credit facilities at June 30, 2001. These facilities are also used for working capital purposes.

In December 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission to issue, from time to time, up to $500.0 million in new common stock and/or debt. At June 30, 2001, we had no amounts available to issue under the shelf registration statement.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001, Compared with Three Months Ended June 30, 2000

Operating revenues increased by 8 percent to $164.3 million for the three months ended June 30, 2001 from $152.4 million for the three months ended June 30, 2000. The most significant factor contributing to the increase in operating revenues was a 46 percent increase in average sales price due to the increased cost of gas. However, this increase was partially offset by a 23 percent decrease in sales volumes. The decrease in sales volumes was due primarily to the higher cost of gas which reduced irrigation volumes, despite rainfall that was lower in our West Texas irrigation market. In addition, the slowing economy and warmer weather lowered sales volumes during the quarter. During the quarter ended June 30, 2001, excluding service areas with weather normalized operations, temperatures were 14 percent warmer than in the corresponding quarter of the prior year and were 29 percent warmer than the 30-year normal. The total volume of gas sold for the three months ended June 30, 2001 was 17.7 billion cubic feet compared with 22.9 billion cubic feet for the three months ended June 30, 2000. The average sales price per Mcf sold increased $2.74 or 46 percent to $8.73 primarily due to an increase in the average cost of gas. The average cost of gas per Mcf sold increased 53 percent to $5.79 for the three months ended June 30, 2001 from $3.78 for the three months ended June 30, 2000. In addition, operating revenues increased slightly due to the impact of rate increases in Illinois and Colorado. However, operating revenues were partially offset by a reduction related to our former propane assets which were placed into a joint venture partnership in August 2000, as described previously. For additional information on our former propane operations, see the "Consolidated Operating Statistics" tables that follow.

Gross profit increased by two percent to $61.3 million for the three months ended June 30, 2001 from $60.0 million for the three months ended June 30, 2000. The increase in gross profit was due primarily to a $6.7 million non-recurring adjustment to purchased gas cost to reflect state filings offset by lower sales volumes sold to weather sensitive customers and a decrease of $0.7 million in transportation revenues due to lower average transportation revenues per Mcf. In addition, gross profit increased due to the impact of rate increases, partially offset by a reduction related to our former propane operations, as discussed previously. Changes in the cost of gas do not directly affect gross profit because the fluctuations in gas prices are passed through to the customer.

On April 1, 2001, we completed our acquisition of the remaining 55 percent interest in Woodward Marketing, LLC. As a result of this acquisition, the revenues and expenses of Woodward Marketing, LLC are now shown on a consolidated basis. For the three months ended June 30, 2001, Woodward Marketing, LLC had a loss of $3.2 million in gas trading margin.

Operating expenses decreased to $54.9 million for the three months ended June 30, 2001 from $62.4 million for the three months ended June 30, 2000. Operation and maintenance expense decreased due to savings resulting from the continued cost control initiatives started during fiscal 2000, reduced operation and maintenance expenses associated with our former propane operations which were placed into a joint venture partnership in fiscal 2000 and a decrease in the provision for doubtful accounts of $4.2 million. Depreciation and amortization increased $1.0 million due to capital expenditures and the addition of the Missouri natural gas distribution assets from the completion of the Associated Natural Gas acquisition in fiscal 2000. Taxes other than income increased as a result of increased city franchise taxes and state gross receipts taxes, which are revenue based. However, these taxes are paid by the customer; thus, these amounts are offset in revenues through customer billings and have no effect on net income.

Operating income increased 235 percent for the three months ended June 30, 2001 to $3.2 million from a loss of $2.3 million for the three months ended June 30, 2000. The increase in operating income resulted primarily from the decrease in operating expenses described above.

For the three months ended June 30, 2001, no equity in earnings of Woodward Marketing, LLC were recorded compared to $4.7 million for the three months ended June 30, 2000. This was due to our completion of the acquisition of the remaining 55 percent interest in Woodward Marketing, LLC on April 1, 2001 as discussed above. As a result of this acquisition, the revenues and expenses of Woodward Marketing, LLC are now shown on a consolidated basis as compared to being shown on the equity method basis prior to the acquisition.

Miscellaneous income increased to $0.6 million for the three months ended June 30, 2001 from $54,000 for the three months ended June 30, 2000. The increase in miscellaneous income was due to an increase in interest income earned during the quarter as a result of short-term investments made with the net proceeds from our $350.0 million debt offering in May 2001. This increase was offset by a decrease in our equity in earnings of Heritage Propane Partners, LLC.

Interest expense decreased $0.9 million, or 9 percent, for the three months ended June 30, 2001 compared with the three months ended June 30, 2000 due primarily to the capitalization of interest relating to construction in progress.

Net loss decreased for the three months ended June 30, 2001 by $1.0 million to $3.4 million from a loss of $4.4 million for the three months ended June 30, 2000. This improvement in net loss resulted primarily from the decrease in operating expenses and interest expense discussed above.

Nine Months Ended June 30, 2001, Compared with Nine Months Ended June 30, 2000

Operating revenues increased by 86 percent to $1.3 billion for the nine months ended June 30, 2001 from $691.0 million for the nine months ended June 30, 2000. The most significant factors contributing to the increase in operating revenues were a 72 percent increase in average sales price due to the increased cost of gas and a 12 percent increase in sales and transportation volumes due to colder weather. During the nine-month period ended June 30, 2001, excluding service areas with weather normalized operations, temperatures were 32 percent colder than in the corresponding period of the prior year and were seven percent colder than the 30-year normal. The total volume of gas sold and transported for the nine months ended June 30, 2001 was 179.1 billion cubic feet compared with 160.6 billion cubic feet for the nine months ended June 30, 2000. The average sales price per Mcf sold increased $3.90 or 72 percent to $9.35 primarily due to an increase in the average cost of gas. The average cost of gas per Mcf sold increased 111 percent to $7.27 for the nine months ended June 30, 2001 from $3.45 for the nine months ended June 30, 2000. In addition, operating revenues increased due to the impact of rate increases in Kentucky, Illinois, Colorado, Amarillo, Texas, and West Texas, as well as the addition of approximately 48,000 customers in Missouri due to the Associated Natural Gas acquisition completed in fiscal 2000. However, operating revenues were partially offset by a reduction related to our former propane assets which were placed into a joint venture partnership in August 2000, as described previously. For additional information on our former propane operations, see the "Consolidated Operating Statistics" tables that follow.

Gross profit increased by 16 percent to $309.6 million for the nine months ended June 30, 2001 from $267.7 million for the nine months ended June 30, 2000. The increase in gross profit was due primarily to the increase in volumes sold to weather sensitive customers, an increase of $2.2 million in transportation revenues due to higher average transportation revenue per Mcf and increased volumes and a $6.7 million non-recurring adjustment to purchased gas cost to reflect state filings. In addition, gross profit increased due to the impact of rate increases and additional customers, partially offset by a reduction related to our former propane operations, as discussed previously. Changes in the cost of gas do not directly affect gross profit because the fluctuations in gas prices are passed through to the customer.

On April 1, 2001, we completed our acquisition of the remaining 55 percent interest in Woodward Marketing, LLC. As a result of this acquisition, the revenues and expenses of Woodward Marketing, LLC are now shown on a consolidated basis. For the nine months ended June 30, 2001, Woodward Marketing, LLC had a loss of $3.2 million in gas trading margin.

Operating expenses decreased to $180.4 million for the nine months ended June 30, 2001 from $183.9 million for the nine months ended June 30, 2000. Operation and maintenance expense decreased due to savings resulting from the continued cost control initiatives started during fiscal 2000 and reduced operation and maintenance expenses associated with our former propane operations which were placed into a joint venture partnership in fiscal 2000. An increase in the provision for doubtful accounts of $4.2 million and pension costs of $3.5 million partially offset this decrease. Taxes other than income increased as a result of increased city franchise taxes and state gross receipts taxes, which are revenue based. However, these taxes are paid by the customer; thus, these amounts are offset in revenues through customer billings and have no effect on net income.

Operating income increased 50 percent for the nine months ended June 30, 2001 to $126.0 million from $83.8 million for the nine months ended June 30, 2000. The increase in operating income resulted primarily from increased gross profit described above.

Equity in earnings of Woodward Marketing, LLC was $8.1 million for the nine months ended June 30, 2001 compared with $9.1 million for the nine months ended June 30, 2000.

Miscellaneous income (expense) decreased $2.7 million to $(1.4) million for the nine months ended June 30, 2001 compared to $1.3 million for the nine months ended June 30, 2000. This decrease was due to charges incurred related to our performance based-ratemaking mechanisms and the amortization of $4.9 million related to weather hedges purchased for our Louisiana and Texas operations offset by an increase in our equity earnings in Heritage Propane Partners, LLC.

Interest expense decreased $1.1 million to $31.3 million for the nine months ended June 30, 2001 compared to $32.4 million for the nine months ended June 30, 2000. This decrease was due primarily to the capitalization of interest relating to construction in progress.

Net income increased for the nine months ended June 30, 2001 by $24.1 million to $63.6 million from $39.5 million for the nine months ended June 30, 2000. This increase in net income resulted primarily from the increase in sales volumes due to the colder than normal weather and the impact of rate increases discussed above.

UTILITY AND NON-REGULATED OPERATING DATA

Our utility business is composed of our five regulated utility divisions: Atmos Energy Louisiana Division, Energas Division, Greeley Gas Division, United Cities Division and Western Kentucky Division, in addition to shared services. The non-regulated business includes non-regulated irrigation sales, energy services to large volume customers, non-regulated underground storage operations, gas marketing, trading and energy management services, an equity interest in Heritage Propane Partners, LLC, leasing of buildings and vehicles and non-regulated shared services. The following tables of operating statistics summarize data of the utility and non-regulated segments for the three-month and nine-month periods ended June 30, 2001 and 2000. For further information regarding operating results of the segments, see Note 5 of notes to condensed consolidated financial statements. As discussed in our Annual Report on Form 10-K for the year ended September 30, 2000, in August 2000, we combined our propane operations with the propane operations of three other companies and the resulting combined joint venture combined its operations with Heritage Propane Partners, LLC. As a result of these transactions, no information, on a consolidated basis, for the three-month and nine-month periods ended June 30, 2001 is presented for propane.

                            ATMOS ENERGY CORPORATION
                        CONSOLIDATED OPERATING STATISTICS

                                            Three months ended
                                                  June 30
                                           ---------------------
                                             2001         2000
                                           --------     --------
HEATING DEGREE DAYS
    Actual (weighted average)                   151          176
    Percent of normal                            71%          83%

SALES VOLUMES - MMcf (1)
    Residential                               7,535        8,608
    Commercial                                4,047        4,380
    Public authority and other                  732          712
    Industrial (including agricultural)       5,399        9,162
                                           --------     --------
      Total                                  17,713       22,862
Transportation volumes - MMcf (1)            13,936       13,932
                                           --------     --------
Total throughput - MMcf (1)                  31,649       36,794
                                           ========     ========
Propane - Gallons (000's) (2)                    --        1,749
                                           ========     ========
OPERATING REVENUES (000's)
Gas sales revenues
    Residential                            $ 80,348     $ 66,464
    Commercial                               37,091       28,525
    Public authority and other                5,890        3,809
    Industrial (including agricultural)      31,331       38,254
                                           --------     --------
      Total gas sales revenues              154,660      137,052
Transportation revenues                       5,099        5,831
Propane revenues (2)                             --        1,954
Other revenues                                4,501        7,525
                                           --------     --------
Total operating revenues                   $164,260     $152,362
                                           ========     ========
Cost of gas (excluding non-regulated)      $102,503     $ 86,312
                                           ========     ========

Average gas sales revenues per Mcf         $   8.73     $   5.99
Average transportation revenue per Mcf     $    .37     $    .42
Average cost of gas per Mcf sold           $   5.79     $   3.78

(1) Volumes are reported as metered in million cubic feet (MMcf).

(2) Prior to August 2000, propane revenues and expenses were fully consolidated. Subsequent to August 2000, the results of propane are shown on the equity method.

                            ATMOS ENERGY CORPORATION
                        CONSOLIDATED OPERATING STATISTICS

                                              Nine months ended
                                                    June 30
                                           -------------------------
                                              2001           2000
                                           ----------     ----------
METERS IN SERVICE, end of period
    Residential                               972,982        968,308
    Commercial                                105,163        104,007
    Public authority and other                  7,444          7,413
    Industrial (including agricultural)        13,317         14,401
                                           ----------     ----------
      Total meters                          1,098,906      1,094,129
    Propane customers (2)                          --         40,564
                                           ----------     ----------
      Total                                 1,098,906      1,134,693
                                           ==========     ==========
HEATING DEGREE DAYS
    Actual (weighted average)                   2,729          2,060
    Percent of normal                             107%            81%

SALES VOLUMES - MMcf (1)
    Residential                                72,835         58,149
    Commercial                                 32,565         27,048
    Public authority and other                  6,352          5,007
    Industrial (including agricultural)        20,488         25,717
                                           ----------     ----------
      Total                                   132,240        115,921
Transportation volumes - MMcf (1)              46,837         44,653
                                           ----------     ----------
Total throughput - MMcf (1)                   179,077        160,574
                                           ==========     ==========
Propane - Gallons (000's) (2)                      --         18,215
                                           ==========     ==========
OPERATING REVENUES (000's)
Gas sales revenues
    Residential                            $  724,452     $  352,403
    Commercial                                309,365        148,262
    Public authority and other                 54,760         23,662
    Industrial (including agricultural)       147,541        107,269
                                           ----------     ----------
      Total gas sales revenues              1,236,118        631,596
Transportation revenues                        20,215         18,038
Propane revenues (2)                               --         21,395
Other revenues                                 25,830         19,988
                                           ----------     ----------
Total operating revenues                   $1,282,163     $  691,017
                                           ==========     ==========
Cost of gas (excluding non-regulated)      $  961,887     $  399,444
                                           ==========     ==========

Average gas sales revenues per Mcf         $     9.35     $     5.45
Average transportation revenue per Mcf     $      .43     $      .40
Average cost of gas per Mcf sold           $     7.27     $     3.45

(1) Volumes are reported as metered in million cubic feet (MMcf).

(2) Prior to August 2000, propane revenues and expenses were fully consolidated. Subsequent to August 2000, the results of propane are shown on the equity method.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following is an update to the information provided in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2000. At June 30, 2001, we had various derivative contracts outstanding for both purchases and sales of natural gas. Sales contracts exceeded purchase contracts by 1.2 billion cubic feet. The impact on net income of a $.50 increase or decrease in the market strip is not considered to be material.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 2 of notes to condensed consolidated financial statements herein for a description of legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

On April 1, 2001, we acquired the 55 percent interest in Woodward Marketing, LLC that we did not already own in exchange for 1,423,193 restricted shares of our common stock. As part of the transaction, we also issued a total of 345,500 restricted shares of our common stock to replace a total of 345,500 registered shares of our common stock held by Woodward Marketing, LLC that we cancelled. Such shares were issued to Woodward Marketing, Inc., the corporation through which the two principals of the business held their interests in Woodward Marketing, LLC. The amount of shares issued is subject to an upward adjustment of up to 232,547 shares, if our share price does not maintain a minimum of $25 per share for 30 consecutive days within a four-year period, beginning one year from the date of closing. At the closing price of $23.80 on March 30, 2001, the net shares had an indicated market value of approximately $33.9 million.

We issued the shares under an exemption from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder. Woodward Marketing, Inc. and its principals confirmed their status as accredited investors within the meaning of Regulation D and agreed to the applicable restrictions for such exemptions.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

         A list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibits Index, which immediately precedes such exhibits.

         (b) Reports on Form 8-K

         The Company filed a Form 8-K Current Report, Item 5, Other Events, dated April 2, 2001, announcing that it had completed the acquisition of the remaining 55 percent interest in Woodward Marketing, LLC on April 1, 2001.

         Under Item 7, Financial Statements and Exhibits, an exhibit was attached: a copy of a related press release dated April 2, 2001.

         The Company filed a Form 8-K Current Report, Item 5, Other Events, dated May 15, 2001, announcing that the Company and Banc of America Securities LLC, on behalf of the underwriters named in Schedule A to that certain Purchase Agreement (collectively the "Underwriters"), executed the Purchase Agreement in connection with the sale by the Company to the Underwriters of a total of $350.0 million of the Company's Senior Notes.

         Under Item 7, Financial Statements and Exhibits, three exhibits were attached: a copy of the Purchase Agreement dated May 15, 2001, a copy of the Global Security dated May 22, 2001 and a copy of the Indenture dated May 22, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ATMOS ENERGY CORPORATION
                                                        (Registrant)




Date: August 14, 2001                        By:   /s/ F.E. MEISENHEIMER
                                                 -------------------------
                                                     F.E. Meisenheimer
                                               Vice President and Controller
                                                 (Chief Accounting Officer
                                               and duly authorized signatory)

                                 EXHIBITS INDEX
                                    Item 6(a)

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

  12             Computation of ratio of earnings to fixed charges

  15             Letter regarding unaudited interim financial information