Form 10-K405
period 2001-09-30
ATMOS ENERGY CORP
filed 2001-11-21
CIK 731802

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

(Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-10042
                             ---------------------
                            ATMOS ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

              TEXAS AND VIRGINIA                                 75-1743247
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

       THREE LINCOLN CENTRE, SUITE 1800                            75240
       5430 LBJ FREEWAY, DALLAS, TEXAS                           (Zip code)
   (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (972) 934-9227

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $816,053,202 as of October 31, 2001. On October 31, 2001 the registrant had 40,841,501 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Definitive Proxy Statement to be filed for the Annual Meeting of Shareholders on February 13, 2002 are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     The terms "we," "our," "us" and "Atmos" refer to Atmos Energy Corporation and its subsidiaries, unless the context suggests otherwise. The abbreviations "Mcf," "MMcf" and "Bcf" mean thousand cubic feet, million cubic feet and billion cubic feet.

ITEM 1.  BUSINESS

OPERATIONS

     We distribute and sell natural gas to approximately 1.4 million residential, commercial, industrial, agricultural and other customers. We operate through five divisions in service areas located in Colorado, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Missouri, Tennessee, Texas and Virginia. In addition, we transport natural gas for others through our distribution system.

     We provide natural gas storage services and own or hold an interest in natural gas storage fields in Kansas, Kentucky and Louisiana to supplement natural gas used by customers in Kansas, Kentucky, Tennessee, Louisiana and other states. We also provide energy management and gas marketing services to industrial customers, municipalities and other local distribution companies. We also provide electrical power generation to meet peak load demands for a municipality regulated by the Tennessee Valley Authority. In addition, we market natural gas to industrial and agricultural customers primarily in West Texas and to industrial customers in Louisiana.

FORMATION

     We were organized under the laws of Texas in 1983 as Energas Company, a subsidiary of Pioneer Corporation, for the purposes of owning and operating Pioneer's natural gas distribution business in Texas. Immediately following the transfer by Pioneer to Atmos of its gas distribution business, which Pioneer and its predecessors had operated since 1906, Pioneer distributed our outstanding stock to its shareholders. In September 1988, we changed our name from Energas Company to Atmos Energy Corporation. As a result of the merger with United Cities Gas Company in July 1997, we also became incorporated in Virginia.

RECENT DEVELOPMENTS

     Completion of acquisition of remaining equity interest in Woodward Marketing. We acquired a 45 percent interest in Woodward Marketing, L.L.C. in 1997 as a result of the merger of Atmos and United Cities Gas Company, which had acquired that interest in 1995. In April 2001, we acquired the 55 percent interest in Woodward Marketing, L.L.C. that we did not already own in exchange for 1,423,193 restricted shares of our common stock. The consideration is subject to an upward adjustment, based on our share price, of up to 232,547 shares plus an amount of shares to compensate for dividends paid after the completion of the acquisition. As a result of the completion of the acquisition, the guaranty by one of our subsidiaries of Woodward Marketing's $140.0 million short-term working capital and letter of credit facility increased from 45 percent to 100 percent of any amounts outstanding. Under the facility, as of September 30, 2001, $28.0 million was outstanding, and letters of credit totaling $38.8 million had been issued. Since April 1, 2001, our subsidiary has been the sole guarantor of all payables, up to $40.0 million, of Woodward Marketing for natural gas purchases and transportation services.

     Completion of acquisition of natural gas operations in Louisiana. In July 2001, we acquired from Citizens Communications Company the natural gas operations of its Louisiana Gas Service Company division and its subsidiary LGS Natural Gas Company for $363.4 million in cash. Upon completion of the acquisition, we became the largest natural gas distributor in Louisiana, and our national customer base increased to about 1.4 million customers, making us the fifth largest pure natural gas local distribution company in the United States.

     The acquired operations provide natural gas distribution service to approximately 279,000 residential and commercial meters in communities in southeastern and northern Louisiana. The service territory includes the suburban areas of metropolitan New Orleans (excluding Orleans Parish), the north shore of Lake Pontchar-train and the Monroe/West Monroe metropolitan area. The unregulated operations, which include an intrastate pipeline company, provides gas transportation service to industrial customers and to the acquired operations.

     Pending acquisition of Mississippi Valley Gas Company. In September 2001, we entered into a definitive agreement to acquire Mississippi Valley Gas Company, a privately held natural gas utility, for $75.0 million cash, $75.0 million of Atmos common stock and the assumption of approximately $45.0 million of long-term debt. Mississippi Valley Gas provides natural gas distribution service to more than 261,500 residential, commercial, industrial and other customers located primarily in the northern and central regions of Mississippi. Mississippi Valley Gas has a 5,500 mile distribution system and 335 miles of intrastate pipeline. It also has two underground storage facilities with 2.05 Bcf of working gas capacity. The acquisition is subject to state and federal regulatory approval. It is anticipated that the acquisition will be completed in fiscal 2002.

     Atmos Power Systems, Inc. constructs power plant. In May 2001, our subsidiary, Atmos Power Systems, Inc., entered into a definitive agreement with the City of Bolivar, Tennessee Electric Department to construct a 20-megawatt electric generating plant and associated facilities. Atmos Power Systems leased the peaking plant to the Electric Department of the City of Bolivar for 10 years, with an option for Bolivar to purchase the plant beginning in the fifth year of the lease. Because of the success of this first project, Atmos is considering other opportunities to build and lease power plants. Although results to date have not been material, we anticipate growth in this type of business.

     Acquisition of Southern Resources, IGS and Kentucky storage assets. Woodward Marketing completed the purchases of Southern Resources, Inc. and certain assets of Innovative Gas Services, Incorporated in the fourth quarter of fiscal year 2001 thereby expanding our gas marketing operations. We expect to complete the acquisition of certain storage assets in Kentucky in the first quarter of fiscal year 2002. The acquisition will enable us to provide additional gas storage capacity. Total cost of the acquisitions is approximately $16.0 million in cash.

STRATEGY

     Our overall strategy is to:

     - deliver superior shareholder value,

     - continue to manage our utility operations efficiently,

     - profitably grow our non-utility operations to complement our utility operations, and

     - profitably grow our business through acquisitions.

     We are running our operations efficiently by:

     - managing our operating and maintenance expenses,

     - leveraging our technology, such as our 24 hour call center, to achieve more efficient operations,

     - focusing on regulatory rate proceedings to increase revenue,

     - mitigating weather-related risks through weather normalized rates in some jurisdictions and purchasing weather insurance in others, and

     - disposing of non-growth assets.

     We are growing our non-utility operations by:

     - completing the purchase of the remaining interest in Woodward Marketing,

     - increasing our non-regulated gas sales, and

     - entering into new non-utility businesses, such as distributed electrical power generation.

     We are growing our utility business by acquiring natural gas operations, such as Louisiana Gas Service Company and LGS Natural Gas Company in July 2001 and the pending acquisition of Mississippi Valley Gas Company.

     Our operations are divided into two segments, a utility operations segment, which includes our natural gas distribution and sales operations, and our non-regulated segment, which includes all of our other operations.

UTILITY OPERATIONS SEGMENT OVERVIEW

     Our utility operations segment is operated through our five regulated natural gas divisions:

     - Atmos Energy Louisiana Gas Company,

     - Energas Company,

     - Greeley Gas Company,

     - United Cities Gas Company, and

     - Western Kentucky Gas Company

     Atmos Energy Louisiana. Our Atmos Energy Louisiana Gas division includes the operations of the assets of Louisiana Gas Service Company acquired in July 2001 and our previously existing Trans Louisiana Gas division. Our Atmos Energy Louisiana Gas division operates in Louisiana and is regulated by the Louisiana Public Service Commission, which regulates utility services, rates and other matters. In most of the areas in which we operate in Louisiana, we do so pursuant to a non-exclusive franchise granted by the governing authority of each area. Direct sales of natural gas to industrial customers in Louisiana, who use gas for fuel or in manufacturing processes, and sales of natural gas for vehicle fuel are exempt from regulation.

     In connection with its review of our acquisition of Louisiana Gas Service, the Louisiana Public Service Commission has approved a rate structure that requires us to share any cost savings that result from the acquisition with the customers of Louisiana Gas Service. The shared cost savings will be the difference between operation and maintenance expense in any future year and the 1998 normalized expense for Louisiana Gas Service, indexed for inflation, annual changes in labor costs and customer growth. The customers are not assured any savings in 2001. In 2002 and in future years, the customers are assured annual savings, which will be indexed for inflation, annual changes in labor costs and customer growth. The sharing mechanism will remain in place for 20 years subject to established modification procedures.

     The rates of Louisiana Gas Service are subject to a purchased gas adjustment clause that allows it to pass changes in gas costs on to its customers. In addition, on January 29, 2001, the Louisiana Public Service Commission approved a rate stabilization clause for Louisiana Gas Service for a three-year period beginning January 1, 2001. Under the rate stabilization clause, Louisiana Gas Service will be allowed to earn a return on equity within certain ranges that will be monitored on an annual basis. After the completion of the acquisition of Louisiana Gas Service, our Atmos Energy Louisiana division also became subject to the adjustment and stabilization clause.

     Louisiana Gas Service is currently involved in a proceeding with the Louisiana Public Service Commission relating to past costs associated with the purchase of gas that it charged to its customers. Although, after completion of the acquisition, we took over the defense of this proceeding and will have responsibility for any finding of liability on the part of Louisiana Gas Service, we believe the outcome of this proceeding will not have a material adverse impact on our operations as Citizens has agreed to fully indemnify us for any liability as a result of this proceeding.

     The Louisiana Public Service Commission approved a Rate Stabilization Clause for three years for our former Trans La Division with an allowed return on common equity between 10.5 percent and 11.5 percent. This decision increased the service charge amounts from about 20 percent to about 70 percent of actual costs and increased the monthly customer charges from $6 to $9, both effective November 1, 1999.

     At and for the year ended September 30, 2001, we had 368,436 utility meters in service in Louisiana and total throughput of 12,578 MMcf. At and for the year ended September 30, 2000, we had 81,419 meters in service and total throughput of 7,448 MMcf.


     Energas. Our Energas division operates in Texas. The governing body of each municipality we serve has original jurisdiction over all utility rates, operations and services within its city limits, except with respect to sales of natural gas for vehicle fuel and agricultural use. We operate pursuant to non-exclusive franchises granted by the municipalities we serve, which are subject to renewal from time to time. The Railroad Commission of Texas has exclusive appellate jurisdiction over all rate and regulatory orders and ordinances of the municipalities and exclusive original jurisdiction over rates and services to customers not located within the limits of a municipality. The Railroad Commission is currently conducting a gas cost audit of all local distribution companies in Texas, including Energas, in response to the high gas costs this past winter. At and for the year ended September 30, 2001, we had 314,734 utility meters in service and total throughput of 53,586 MMcf. At and for the year ended September 30, 2000, we had 302,662 utility meters in service and total throughput of 53,922 MMcf.

     Greeley Gas. Our Greeley Gas division operates in Colorado, Kansas and Missouri and is regulated by the respective states' public service commission with respect to accounting, rates and charges, operating matters and the issuance of securities. We operate under terms of non-exclusive franchises granted by the various cities. At and for the year ended September 30, 2001, Greeley had 212,484 utility meters in service and total throughput of 37,797 MMcf. At and for the year ended September 30, 2000, Greeley had 207,161 meters in service and total throughput of 34,455 MMcf.

     United Cities. Our United Cities Gas division operates in Georgia, Illinois, Iowa, Missouri, Tennessee and Virginia. In each of these states, our rates, services and operations as a natural gas distribution company are subject to general regulation by each state's public service commission. We operate in each community, where necessary, under a franchise granted by the municipality for a fixed term of years. In Tennessee and Georgia, we have performance based rates, which provide incentives for us to find ways to lower costs. Any cost savings are then shared with our customers. We also have weather normalization adjustments to our rates in Tennessee and Georgia. At and for the year ended September 30, 2001, United Cities had 308,394 utility meters in service and total throughput of 64,924 MMcf. At and for the year ended September 30, 2000, United Cities had 312,018 meters in service and total throughput of 56,698 MMcf.

     Western Kentucky Gas. Our Western Kentucky Gas division operates in Kentucky and is regulated by the Kentucky Public Service Commission, which regulates utility services, rates, issuance of securities and other matters. We operate in the various incorporated cities pursuant to non-exclusive franchises granted to us by these cities. Sales of natural gas for use as vehicle fuel in Kentucky are unregulated. We have been operating under a performance based rate program since July 1998. We also have weather normalization adjustments to our rates in Kentucky. At and for the year ended September 30, 2001, Western Kentucky Gas had 182,275 utility meters in service and total throughput of 46,530 MMcf. At and for the year ended September 30, 2000, Western Kentucky Gas had 181,066 meters in service and total throughput of 47,129 MMcf.

NON-REGULATED SEGMENT OVERVIEW

     Our non-regulated segment is primarily composed of the following three parts:

     - Atmos Energy Marketing, LLC. Atmos Energy Marketing provides a variety of natural gas management services to natural gas utility systems and industrial natural gas consumers in several states and to our Atmos Energy Louisiana Gas, Greeley Gas, United Cities Gas and Western Kentucky Gas divisions. These services consist primarily of acquisition and provision of natural gas supplies at fixed and market-based prices, load forecasting and management, gas storage and transportation services, peaking sales and balancing services and gas price hedging through the use of derivative products. Woodward Marketing, L.L.C. is a wholly owned subsidiary of Atmos Energy Marketing.

     - Atmos Pipeline and Storage, L.L.C. Atmos Pipeline and Storage owns or has an interest in underground storage fields in Kansas, Kentucky and Louisiana and provides storage services to our United Cities Gas, Greeley Gas and Atmos Energy Louisiana Gas divisions and other non-regulated customers.

     - Atmos Power Systems, Inc. Atmos Power Systems constructs and operates electrical power generating plants and associated facilities. Atmos Power Systems may also enter into agreements to either lease or sell such plants.

WOODWARD MARKETING ACTIVITIES

     We acquired a 45 percent interest in Woodward Marketing, L.L.C. in 1997 as a result of the merger of Atmos and United Cities Gas Company, which had acquired that interest in 1995. In April 2001, we acquired the 55 percent interest that we did not own from J.D. Woodward and others for 1,423,193 restricted shares of our common stock. Immediately following the acquisition, Mr. Woodward was elected as a Senior Vice President of Atmos in charge of all non-regulated business activities, a position he has held since April 2001. Prior to that time, Mr. Woodward had not been an officer or employee of Atmos.

     The principal business of Woodward Marketing, including the activities of Trans Louisiana Industrial Gas Company, Inc., is the overall management of natural gas requirements for municipalities, local gas utility companies and industrial customers located primarily in the Southwestern and Midwestern United States. This business involves the sale of natural gas by Woodward Marketing to its customers and the management of storage and transportation contracts for its customers under contracts generally having one to two-year terms. At September 30, 2001, Woodward Marketing had a total of 78 municipal and local gas utility customers and 195 industrial customers. Woodward Marketing also sells natural gas to certain of its industrial customers on a delivered burner tip basis under contract terms from 30 days to two years. In addition, Woodward Marketing supplies us with a portion of our natural gas requirements on a competitive bid basis.

     In the management of natural gas requirements for municipal and other local utilities, Woodward Marketing sells physical natural gas for future delivery and hedges the associated price risk through the use of gas futures, including forwards, over-the-counter and exchange-traded options, and swap contracts with counterparties. These financial contracts are marked-to-market at the daily close of business. Woodward Marketing links gas futures to physical delivery of natural gas and balances its futures positions at the end of each trading day. Over-the-counter swap agreements require Woodward Marketing to receive or make payments based on the difference between a fixed price and the market price of natural gas on the settlement date. Woodward Marketing uses these futures and swaps to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas, which are also carried on a mark to market basis. Options held to hedge price risk provide the right, but not the requirement, to buy or sell energy commodities at a fixed price. Woodward Marketing uses options to manage margins and to limit overall price risk exposure.

     Energy related services provided by Woodward Marketing include the sale of natural gas to its various customer classes and management of transportation and storage assets and inventories. More specifically, energy services include contract negotiation and administration, load forecasting, storage acquisition, natural gas purchase and delivery and capacity utilization strategies. In providing these services, Woodward Marketing generates income from its utility, municipal and industrial customers through negotiated prices based on the volume of gas supplied to the customer. Woodward Marketing also generates income by taking advantage of the difference between near-term gas prices and prices for future delivery as well as the daily movement of gas prices by utilizing storage and transportation capacity that it controls.

     Woodward Marketing also engages in limited speculative natural gas trading for its own account, subject to a risk management policy established by us which limits the level of trading loss in any fiscal year to a maximum of 25 percent of the budgeted annual operating income of Woodward Marketing. Compliance with such risk management policy is monitored on a daily basis. In addition, Woodward Marketing's bank credit facility limits trading positions that are not closed at the end of the day (open positions) to 2.5 Bcf of natural gas. At September 30, 2001, Woodward Marketing's open positions in its trading operations totaled 2.3 Bcf. In its speculative trading, Woodward Marketing's open trading positions are monitored on a daily basis but are not required to be closed if they remain within the limits set by the bank loan agreement. Woodward Marketing had an unrealized trading gain of $4.5 million for the fiscal year ended September 30, 2001, but there can be no assurance that Woodward Marketing will have any speculative trading gain in the future. In some prior years, Woodward Marketing has experienced losses in its speculative trading business. The financial exposure that results from the daily fluctuations of gas prices and the potential for daily price movements constitutes a risk of loss since the price of natural gas purchased for future delivery at the beginning of the day may not be hedged until later in the day.

     Financial instruments, which subject Woodward Marketing to counterparty risk, consist primarily of financial instruments arising from trading and risk management activities and overnight repurchase agreements that are not insured. Counterparty risk is the risk of loss from nonperformance by financial counterparties to a contract. Exchange-traded future and option contracts are generally guaranteed by the exchanges.

     Woodward Marketing's operations are concentrated in the natural gas industry, and its customers and suppliers may be subject to economic risks affecting that industry.

OPERATING STATISTICS

     The following table shows the operating statistics of Atmos for each of the five fiscal years from 1997 through 2001. It is followed by two additional tables that show utility only sales and operating statistics by business unit for 2001 and 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

                            ATMOS ENERGY CORPORATION

                       CONSOLIDATED OPERATING STATISTICS

                                                           YEAR ENDED SEPTEMBER 30,
                                        --------------------------------------------------------------
                                           2001         2000         1999         1998         1997
                                        ----------   ----------   ----------   ----------   ----------
METERS IN SERVICE, end of year
  Residential.........................   1,243,625      970,873      919,012      889,074      870,747
  Commercial..........................     122,274      104,019       98,268       94,302       92,703
  Industrial (including
    agricultural).....................      13,020       14,259       14,329       16,322       17,217
  Public authority and other..........       7,404        7,448        6,386        4,834        4,781
                                        ----------   ----------   ----------   ----------   ----------
    Total meters......................   1,386,323    1,096,599    1,037,995    1,004,532      985,448
  Propane customers(1)................          --           --       39,539       37,400       29,097
                                        ----------   ----------   ----------   ----------   ----------
    Total.............................   1,386,323    1,096,599    1,077,534    1,041,932    1,014,545
                                        ==========   ==========   ==========   ==========   ==========
HEATING DEGREE DAYS(2)
  Actual (weighted average)...........       2,753        2,096        3,374        3,799        3,909
  Percent of normal...................         107%          82%          85%          95%          98%
SALES VOLUMES -- MMcf
  Residential.........................      79,000       63,285       67,128       73,472       75,215
  Commercial..........................      36,922       30,707       31,457       36,083       37,382
  Industrial(including
    agricultural).....................      33,730       38,687       35,741       44,881       46,416
  Public authority and other..........       6,892        5,520        5,793        4,937        5,195
                                        ----------   ----------   ----------   ----------   ----------
    Total sales volumes...............     156,544      138,199      140,119      159,373      164,208
Transportation volumes -- MMcf........      61,230       59,365       55,468       56,224       48,800
                                        ----------   ----------   ----------   ----------   ----------
TOTAL THROUGHPUT -- MMcf..............     217,774      197,564      195,587      215,597      213,008
                                        ==========   ==========   ==========   ==========   ==========
PROPANE -- Gallons (000's)(1).........          --       19,329       22,291       23,412       25,204
                                        ==========   ==========   ==========   ==========   ==========
OPERATING REVENUES (000's)
Gas sales revenues
  Residential.........................  $  788,902   $  405,552   $  349,691   $  410,538   $  452,864
  Commercial..........................     342,945      176,712      144,836      184,046      193,302
  Industrial (including
    agricultural).....................     208,168      171,447      117,382      161,382      168,386
  Public authority and other..........      58,539       27,198       22,330       20,504       23,898
                                        ----------   ----------   ----------   ----------   ----------
    Total gas sales revenues..........   1,398,554      780,909      634,239      776,470      838,450
Transportation revenues...............      28,668       23,610       23,101       23,971       19,885
Other gas revenues....................      10,925        4,674        4,500        8,121        6,385
                                        ----------   ----------   ----------   ----------   ----------
    Total gas revenues................   1,438,147      809,193      661,840      808,562      864,720
Propane revenues(1)...................          --       22,550       22,944       29,091       33,194
Other revenues........................       4,128       18,409        5,412       10,555        8,921
                                        ----------   ----------   ----------   ----------   ----------
    Total operating revenues..........  $1,442,275   $  850,152   $  690,196   $  848,208   $  906,835
                                        ==========   ==========   ==========   ==========   ==========
AVERAGE SALES PRICE/Mcf...............  $     8.93   $     5.65   $     4.53   $     4.87   $     5.11
AVERAGE COST OF GAS/Mcf SOLD..........        6.83         3.79         2.79         3.24         3.51
AVERAGE TRANSPORTATION
    REVENUES/Mcf......................         .47          .40          .42          .43          .41

                     See footnotes following these tables.

                            ATMOS ENERGY CORPORATION

             UTILITY SALES AND STATISTICAL DATA BY BUSINESS UNIT(3)

                                                YEAR ENDED SEPTEMBER 30, 2001
                              ------------------------------------------------------------------
                                ATMOS
                               ENERGY                            UNITED    WESTERN      TOTAL
                              LOUISIANA   ENERGAS    GREELEY     CITIES    KENTUCKY    UTILITY
                              ---------   --------   --------   --------   --------   ----------
METERS IN SERVICE, at end of
  year
  Residential...............   344,870     273,850    192,056    271,233    161,616    1,243,625
  Commercial................    22,650      27,128     18,376     35,518     18,602      122,274
  Industrial................        --      11,498        414        711        397       13,020
  Public authority and
     other..................       916       2,258      1,638        932      1,660        7,404
                              --------    --------   --------   --------   --------   ----------
     Total..................   368,436     314,734    212,484    308,394    182,275    1,386,323
                              ========    ========   ========   ========   ========   ==========
HEATING DEGREE DAYS(2)
  Actual....................     2,076       3,782      6,041      1,315      4,534        2,753
  Percent of normal.........       117%        107%       106%       104%       104%         107%
SALES VOLUMES -- MMcf(4)
  Residential...............     5,257      22,905     18,027     19,978     12,833       79,000
  Commercial................     2,448       7,992      6,845     13,968      5,669       36,922
  Industrial................        --       8,395      1,224     10,473      3,018       23,110
  Public authority and
     other..................       919       2,618      1,497        339      1,519        6,892
                              --------    --------   --------   --------   --------   ----------
     Total..................     8,624      41,910     27,593     44,758     23,039      145,924
TRANSPORTATION
  VOLUMES -- MMcf(4)........     3,954      11,676     10,204     20,166     23,491       69,491
                              --------    --------   --------   --------   --------   ----------
TOTAL THROUGHPUT --
  MMcf(4)...................    12,578      53,586     37,797     64,924     46,530      215,415
                              ========    ========   ========   ========   ========   ==========
OTHER STATISTICS
  Operating revenues
     (000's)................  $ 96,511    $311,414   $270,678   $464,498   $237,047   $1,380,148
  Miles of pipe.............     7,934      13,345      6,344      7,536      3,779       38,938
  Employees(5)..............       488         342        272        470        247        1,819

                     See footnotes following these tables.

                            ATMOS ENERGY CORPORATION

             UTILITY SALES AND STATISTICAL DATA BY BUSINESS UNIT(3)

                                                 YEAR ENDED SEPTEMBER 30, 2000
                               ------------------------------------------------------------------
                                 ATMOS
                                ENERGY                            UNITED    WESTERN      TOTAL
                               LOUISIANA   ENERGAS    GREELEY     CITIES    KENTUCKY    UTILITY
                               ---------   --------   --------   --------   --------   ----------
METERS IN SERVICE, at end of
  year
  Residential................    74,943     273,664    187,121    274,580    160,565      970,873
  Commercial.................     5,568      26,231     17,946     35,808     18,466      104,019
  Industrial.................        --         513        406        660        407        1,986
  Public authority and
     other...................       908       2,254      1,688        970      1,628        7,448
                                -------    --------   --------   --------   --------   ----------
     Total...................    81,419     302,662    207,161    312,018    181,066    1,084,326
                                =======    ========   ========   ========   ========   ==========
HEATING DEGREE DAYS(2)
  Actual.....................     1,237       2,875      4,678      1,130      3,702        2,096
  Percent of normal..........        69%         81%        82%        89%        85%          81%
SALES VOLUMES -- MMcf(4)
  Residential................     3,070      19,201     14,727     14,703     11,584       63,285
  Commercial.................     1,379       6,365      5,829     12,102      5,032       30,707
  Industrial.................        --       1,651      1,927     13,191      3,189       19,958
  Public authority and
     other...................       751       2,026      1,216        228      1,299        5,520
                                -------    --------   --------   --------   --------   ----------
     Total...................     5,200      29,243     23,699     40,224     21,104      119,470
TRANSPORTATION
  VOLUMES -- MMcf(4).........     2,248      24,679     10,756     16,474     26,025       80,182
                                -------    --------   --------   --------   --------   ----------
TOTAL THROUGHPUT
   -- MMcf(4)................     7,448      53,922     34,455     56,698     47,129      199,652
                                =======    ========   ========   ========   ========   ==========
OTHER STATISTICS
  Operating revenues
     (000's).................   $45,469    $146,100   $147,116   $280,029   $121,237   $  739,951
  Miles of pipe..............     2,283      13,169      6,000      5,140      3,437       30,029
  Employees(5)...............       123         350        271        495        249        1,488

                     See footnotes following these tables.

Notes to preceding tables:
---------------

(1) Prior to August 2000, propane revenues and expenses were fully consolidated. Subsequent to August 2000, the results of propane are shown on the equity basis.

(2) A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the natural gas industry to measure the relative coldness of weather experienced and to compare relative temperatures between one geographic area and another. Normal degree days are based on 30-year average National Weather Service data for selected locations. Degree day information for 2001 and 2000 are presented excluding service areas with weather normalized operations. Degree day information for 1999, 1998 and 1997 does not exclude service areas with weather normalized operations as that information was not available.

(3) These tables present data for our five utility business units. Their operations include the regulated local distribution companies located in their respective service areas. The operations of Louisiana Gas are included in Atmos Energy Louisiana since July 1, 2001, the date of acquisition.

(4) Utility sales volumes and revenues reflect utility segment operations, including intercompany sales and transportation amounts.

(5) The number of employees excludes 480 and 369 Atmos shared services and customer support center employees and 62 and 28 non-utility employees in 2001 and 2000.

SEGMENT OVERVIEW

     We consider each business unit within our utility segment to be a reporting unit of the utility segment and not a reportable segment. Our chief executive officer makes decisions about allocating resources to the utility segment as a whole and not to individual reporting units.

     The following table summarizes certain information regarding the operations of the utility and non-regulated segments of Atmos as of and for each of the three years ended September 30, 2001. The information is net of intersegment eliminations.

                                                                   NON-
                                                     UTILITY     REGULATED     TOTAL
                                                    ----------   ---------   ----------
                                                              (IN THOUSANDS)
2001
  Operating revenues..............................  $1,378,159   $ 64,116    $1,442,275
  Operating income................................     127,980      2,301       130,281
  Net income......................................      49,881      6,209        56,090
  Identifiable assets.............................   1,732,296    303,884     2,036,180
2000
  Operating revenues..............................  $  734,835   $115,317    $  850,152
  Operating income................................      77,207      8,109        85,316
  Net income......................................      22,459     13,459        35,918
  Identifiable assets.............................   1,246,782    101,976     1,348,758
1999
  Operating revenues..............................  $  617,313   $ 72,883    $  690,196
  Operating income................................      49,000      5,239        54,239
  Net income......................................      10,800      6,944        17,744
  Identifiable assets.............................   1,125,691    104,846     1,230,537

     The utility segment is composed of our five regulated utility divisions: the Atmos Energy Louisiana Gas Division which operates in Louisiana, the Energas Division which operates in Texas, the Greeley Gas Division which operates in Colorado, Kansas and Missouri, the United Cities Gas Division which operates in Georgia, Illinois, Iowa, Missouri, Tennessee and Virginia and the Western Kentucky Gas Division which operates in Kentucky. For further discussion on the utility segment operations, see "Utility Operations Segment Overview".

     For a further discussion of our non-regulated segment operations see "Non-Regulated Segment Overview".

GAS SALES

     Our natural gas distribution business is seasonal and highly dependent on weather conditions in our service areas. Gas sales to residential and commercial customers are greater during the winter months than during the remainder of the year. The volumes of gas sales during the winter months will vary with the temperatures during these months. The seasonal nature of our sales to residential and commercial customers is partially offset by our sales in the spring and summer months to our agricultural customers in Texas, Colorado and Kansas who use natural gas to operate irrigation equipment.

     In addition to weather, our revenues are affected by the cost of natural gas and economic conditions in the areas that we serve. Higher gas costs, which we are generally able to pass through to our customers under purchased gas adjustment clauses, may cause customers to conserve, or, in the case of industrial customers, to use alternative energy sources.

     To protect against volatility in gas prices, we are hedging gas costs for the 2001-2002 heating season by utilizing a combination of financial tools and fixed forward physical contracts to stabilize gas prices. For the 2001-2002 heating season, we plan to cover approximately 64 percent of our anticipated requirements through storage and hedging instruments. The gas hedges should help moderate the effects of higher customer accounts receivable caused by higher gas prices.

     We also have weather normalization adjustments in our rate jurisdictions in Tennessee, Georgia and Kentucky. We purchased weather hedges for our Texas and Louisiana operations effective for the 2000-2001 heating season. We also purchased a three-year weather insurance policy for our Texas and Louisiana operations commencing with the 2001-2002 heating season, with an option to cancel in the third year. The policy covers the entire heating season of October to March. See "Weather and seasonality" in Management's Discussion and Analysis of Operations.

     Our distribution systems have experienced aggregate peak day deliveries of approximately 2.0 Bcf per day. We have the ability to curtail deliveries to certain customers under the terms of interruptible contracts and applicable state statutes or regulations which enable us to maintain our deliveries to high priority customers. We have not imposed curtailment in our Energas Division since we began independent operations in 1983 or in our Atmos Energy Louisiana Gas Division since we acquired Trans Louisiana Gas Company in 1986 and Louisiana Gas Service in 2001. The Western Kentucky Gas Division curtailed deliveries to certain interruptible customers during exceptionally cold periods in December 1989, January 1994 and during the winter of 1996. Neither the Greeley Gas Division nor its predecessor, Greeley Gas Company, has curtailed deliveries to its sales customers since prior to 1980. The United Cities Gas Division curtails interruptible service customers from time to time each year in accordance with the interruptible contracts and tariffs.

GAS SUPPLY

     We receive gas deliveries through 35 pipeline transportation companies, both interstate and intrastate, to satisfy our sales market requirements. The pipeline transportation agreements are firm and many of them have pipeline no-notice storage service which provides for daily balancing between system requirements and nominated flowing supplies. These agreements have been negotiated with the shortest term necessary while still maintaining our right of first refusal.

     The Western Kentucky Gas Division's gas supply is delivered primarily by the following pipelines: Williams Pipeline-Texas Gas, Tennessee Gas, Trunkline, Midwestern Pipeline and ANR. During 1998, the Western Kentucky Gas Division sought and was granted approval by the Kentucky Public Service Commission for a performance-based rate program which commenced in July 1998. Under the performance-based program, we and our customers jointly share in any actual gas cost savings achieved when compared to pre-determined benchmarks. We also have similar gas cost performance-based rate mechanisms in Georgia and Tennessee.

     The United Cities Gas Division is served by 13 interstate pipelines. The majority of the volumes are transported through East Tennessee Pipeline, Southern Natural Gas, Tennessee Gas Pipeline and Columbia Gulf.

     Colorado Interstate Gas Company, Williams Pipeline-Central, Public Service Company of Colorado and Northwest Pipeline are the principal transporters of the Greeley Gas Division's requirements. Additionally, the Greeley Gas Division purchases substantial volumes from producers that are connected directly to its distribution system.

     The Energas Division receives sales and transportation service from various ONEOK pipeline affiliates. Also, the Energas Division purchases a significant portion of its supply from Pioneer Natural Resources which is connected directly to our Amarillo, Texas distribution system.

     Louisiana Intrastate Gas Company, Acadian Pipeline, Gulf South and Williams Pipeline-Texas Gas pipelines deliver most of the Atmos Energy Louisiana Gas Division's requirements.

     We also own or hold an interest in and operate numerous natural gas storage facilities in Kentucky, Kansas and Louisiana which are used to help meet customer requirements during peak demand periods and to reduce the need to contract for additional pipeline capacity to meet such peak demand periods. Additionally, we operate one propane plant and a liquified natural gas plant for peak shaving purposes. We also contract for storage service in underground storage facilities on many of the interstate pipelines serving us. See "Item 2. Properties" below for further information regarding the peak shaving facilities.

     We normally inject gas into pipeline storage systems and company owned storage facilities during the summer months and withdraw it in the winter months. Our underground storage facilities in Kansas, Kentucky and Louisiana have a combined maximum daily output capability of approximately 226,000 Mcf.

     We purchase our gas supply from various producers and marketers. Supply arrangements are contracted on a firm basis with various terms at market prices. The firm supply consists of both base load and swing supply quantities. Base load quantities are those that flow at a constant level throughout the month and swing supply quantities provide the flexibility to change daily quantities to match increases or decreases in requirements related to weather conditions. Except for local production purchases, we select suppliers through a competitive bidding process by sending out a request for proposal to suppliers that have demonstrated that they can provide reliable service. We select these suppliers based on their ability to deliver gas supply to our designated firm pipeline receipt points and the best cost. Major suppliers during fiscal 2001 were Reliant Energy, Sonat Marketing, Cinergy, Pioneer Natural Resources, Texaco, Woodward Marketing, ONEOK Gas Marketing, Aquila, BP Energy, Enron, Enbridge, Anadarko and Tenaska Marketing. We do not anticipate problems with securing additional gas supply as needed for our customers.

REGULATION

     Each of our utility divisions is regulated by various state or local public utility authorities. We are also subject to regulation by the United States Department of Transportation with respect to safety requirements in the operation and maintenance of our gas distribution facilities. Our distribution operations are also subject to various state and federal laws regulating environmental matters. From time to time we receive inquiries regarding various environmental matters. We believe that our properties and operations substantially comply with and are operated in substantial conformity with applicable safety and environmental statutes and regulations. There are no administrative or judicial proceedings arising under environmental quality statutes pending or known to be contemplated by governmental agencies which would have a material adverse effect on us or our operations.

RATES

     The method of determining regulated rates varies among the states in which we operate. The regulators have the responsibility of ensuring that utilities under their jurisdiction operate in the best interests of customers while providing the utilities the opportunity to earn a reasonable return on investment. In a general rate case, the applicable regulatory authority, which is typically the state public utility commission, establishes a base margin, which is the amount of revenue authorized to be collected from customers to recover authorized operating expense (other than the cost of gas), depreciation, interest, taxes and return on rate base. The divisions in our utility operations segment perform annual deficiency studies for each rate jurisdiction to determine when to file rate cases, which are typically filed every two to five years.

     Substantially all of the sales charged by us to our customers fluctuate with the cost of gas purchased by us. Rates established by regulatory authorities are adjusted for increases and decreases in our purchased gas cost through purchased gas adjustment mechanisms. Purchased gas adjustment mechanisms provide gas utilities a method of recovering purchased gas costs on an ongoing basis without the necessity of a rate case addressing all of the utilities' non-gas costs. These mechanisms are commonly utilized when regulatory authorities recognize a particular type of expense, such as purchased gas costs, that (i) is subject to significant price fluctuations compared to the utility's other costs, (ii) represents a large component of the utility's cost of service and (iii) is generally outside the control of the gas utility. Such purchased gas adjustment mechanisms are not designed to allow the utility to earn a profit but are designed to allow a dollar-for-dollar recovery of fuel costs. Therefore, while our operating revenues may fluctuate, gross profit (which is defined as operating revenues less purchased gas cost) is generally not eroded or enhanced because of gas cost increases or decreases.

     Approximately 96 percent of our revenues in the fiscal year ended September 30, 2001, and approximately 87 percent of our revenues in fiscal 2000 were derived from sales at rates set by or subject to approval by local or state authorities. Generally, the regulatory authority reviews our rate request and establishes a rate structure intended to generate revenue sufficient to cover our costs of doing business and provide a reasonable return on invested capital.

     The following table sets forth major rate requests made by us or other parties during the most recent five years and the action taken on such requests:


                                                                                AMOUNT
                                                       EFFECTIVE    AMOUNT     RECEIVED
JURISDICTION                                             DATE      REQUESTED   (REDUCED)
------------                                           ---------   ---------   ---------
                                                                      (IN THOUSANDS)
Texas
  West Texas System..................................  11/01/96     $ 7,676     $ 5,800 (a)
                                                       12/01/00       9,827       3,011
  Amarillo System....................................  01/01/00       4,354       2,200
Louisiana............................................  11/01/99            (b)       -- (b)
Kentucky.............................................  12/21/99      14,127       9,900 (c)
Colorado.............................................  01/21/98          --      (1,600)(d)
                                                       05/04/01       4,200       2,750
Iowa.................................................  03/05/01            (e)     (326)(e)
Georgia..............................................  12/02/96       5,003       3,160
Illinois.............................................  07/09/97       1,234         428
                                                       10/23/00       2,100       1,367
Virginia.............................................  10/01/98          --        (248)(f)
                                                       04/01/01       2,100        (534)


---------------

(a) This increase includes $500,000 applicable to areas outside the city limits which became effective in April 1997.

(b) The Louisiana Public Service Commission approved a Rate Stabilization Clause for three years for our former Trans La Division with an allowed return on common equity between 10.5 percent and 11.5 percent. This decision increased the service charge amounts from about 20 percent to about 70 percent of actual costs and increased the monthly customer charges from $6 to $9, both effective November 1, 1999.

(c) The Kentucky rate order also included a provision for a five-year pilot program for weather normalization which began in November 2000.

(d) Rate reduction as a result of settlement in a case initiated by the Colorado Consumer Council.

(e) Rate reduction as a result of an agreement initiated by the Iowa Consumer Advocate Division of the Department of Justice.

(f) Rate reduction as a result of a settlement with the Virginia State Corporation Commission staff.

COMPETITION

     We are not currently in significant direct competition with any other distributors of natural gas to residential and commercial customers within our service areas. However, we do compete with other natural gas suppliers and suppliers of alternate fuels for sales to industrial and agricultural customers. We compete in all aspects of our business with alternative energy sources, including, in particular, electricity. Competition for residential and commercial customers is increasing. Promotional incentives, improved equipment efficiencies and promotional rates all contribute to the acceptability of electrical equipment. Electric utilities offer electricity as a rival energy source and compete for the space heating, water heating and cooking markets. The principal means to compete against alternative fuels is lower prices, and natural gas historically has maintained its price advantage in the residential, commercial and industrial markets. In addition, through Atmos Energy Marketing, we compete with other natural gas brokers in obtaining natural gas supplies for customers.

EMPLOYEES


     At September 30, 2001, we had 2,361 employees. See "Utility Sales and Statistical Data by Business Unit" for the number of employees by business unit.


ITEM 2.  PROPERTIES

     We own an aggregate of 38,938 miles of underground distribution and transmission mains throughout our gas distribution systems. These mains are located on easements or rights-of-way which generally provide for perpetual use. We maintain our mains through a program of continuous inspection and repair and believe that our system of mains is in good condition. We also own and operate one propane peak shaving plant with a total capacity of approximately 180,000 gallons that can produce an equivalent of approximately 3,300 Mcf daily. We also own a liquefied natural gas storage facility with a capacity of 500,000 Mcf which can inject a daily volume of 30,000 Mcf into the system, as well as underground storage fields, as discussed below, that are used to supplement the supply of natural gas in periods of peak demand.


     We have six underground gas storage facilities in Kentucky and four in Kansas. We own a 25 percent interest in a gas storage facility in Napoleonville, Louisiana. This gas storage facility is operated by Acadian Gas Pipeline System who also owns the remaining 75 percent interest. Our 25 percent usable capacity is 364,782 Mcf. In addition to the usable capacity we maintain 332,917 Mcf of cushion gas to maintain reservoir pressure. The Napoleonville facility has a maximum daily delivery capability of approximately 56,000 Mcf. We also have a contract through March 2003 with Bridgeline Gas Distribution LLC for 250,000 Mcf of usable storage capacity in a storage facility in Sorrento, Louisiana. The Sorrento facility has a maximum daily delivery capability of approximately 25,000 Mcf.


     Our total storage capacity is approximately 21.9 Bcf. However, approximately 10.3 Bcf of gas in the storage facilities must be retained as cushion gas to maintain reservoir pressure. The maximum daily delivery capability of these storage facilities is approximately 226,000 Mcf.


     Substantially all of our properties in our Greeley Gas Division and United Cities Gas Division with net book values of approximately $174.4 million and $314.1 million are subject to liens under First Mortgage Bonds assumed in our mergers with Greeley Gas Company and United Cities Gas Company. At September 30, 2001, the liens collateralized $17.0 million of outstanding 9.4 percent Series J First Mortgage Bonds due May 1, 2021, and $92.2 million of outstanding Series P, Q, R, T, U and V First Mortgage Bonds due at various dates from 2004 through 2022.


     Our administrative offices are consolidated in Dallas, Texas under one lease. We also maintain field offices throughout our distribution system, the majority of which are located in leased premises.


     Net property, plant and equipment at September 30, 2001 included approximately $1,280.6 million for utility and $54.8 million for non-regulated.

     We hold franchises granted by the incorporated cities and towns that we serve. At September 30, 2001, we held 544 such franchises having terms generally ranging from five to 25 years. We believe that each of our franchises will be renewed.

ITEM 3.  LEGAL PROCEEDINGS

     See Note 5 of notes to consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of September 30, 2001, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

                                      YEARS OF
NAME                            AGE   SERVICE               OFFICE CURRENTLY HELD
----                            ---   --------              ---------------------
Robert W. Best................  54        4      Chairman, President and Chief Executive
                                                 Officer
John P. Reddy.................  48        3      Senior Vice President and Chief Financial
                                                 Officer
R. Earl Fischer...............  62       39      Senior Vice President, Utility Operations
J. D. Woodward III............  51       --      Senior Vice President, Non-Utility
                                                 Operations
Louis P. Gregory..............  46        1      Senior Vice President and General Counsel
Wynn D. McGregor..............  48       13      Vice President, Human Resources

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

     J. D. Woodward was named Senior Vice President, Non-Utility Operations in April 2001. Prior to joining the Company, Mr. Woodward was President of Woodward Marketing, LLC from January 1995 to March 2001.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our stock trades on the New York Stock Exchange under the trading symbol "ATO." The high and low sale prices and dividends paid per share of our common stock for fiscal 2001 and 2000 are listed below. The high and low prices listed are the actual closing NYSE quotes for shares of our common stock.

                                                                              DIVIDENDS
                                                             HIGH     LOW       PAID
                                                            ------   ------   ---------
FISCAL YEAR 2001
Quarter ended:
  December 31.............................................  $26.25   $19.31     $.290
  March 31................................................   25.25    21.50      .290
  June 30.................................................   24.46    21.45      .290
  September 30............................................   23.64    19.79      .290
                                                                                -----
                                                                                $1.16
                                                                                =====

                                                                              DIVIDENDS
                                                             HIGH     LOW       PAID
                                                            ------   ------   ---------
FISCAL YEAR 2000
Quarter ended:
  December 31.............................................  $25.00   $20.00     $.285
  March 31................................................   20.19    15.56      .285
  June 30.................................................   20.56    14.75      .285
  September 30............................................   23.25    18.50      .285
                                                                                -----
                                                                                $1.14
                                                                                =====

     See Note 3 of notes to consolidated financial statements for restriction on payment of dividends. The number of record holders of our common stock on September 30, 2001 was 30,524.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements included herein.

                                              YEAR ENDED SEPTEMBER 30
                           --------------------------------------------------------------
                              2001         2000         1999         1998         1997
                           ----------   ----------   ----------   ----------   ----------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues.......  $1,442,275   $  850,152   $  690,196   $  848,208   $  906,835
                           ==========   ==========   ==========   ==========   ==========
Net income...............  $   56,090   $   35,918   $   17,744   $   55,265   $   23,838
                           ==========   ==========   ==========   ==========   ==========
Diluted net income per
  share..................  $     1.47   $     1.14   $      .58   $     1.84   $      .81
                           ==========   ==========   ==========   ==========   ==========
Cash dividends declared
  per share..............  $     1.16   $     1.14   $     1.10   $     1.06   $     1.01
                           ==========   ==========   ==========   ==========   ==========
Total assets at end of
  year...................  $2,036,180   $1,348,758   $1,230,537   $1,141,390   $1,088,311
                           ==========   ==========   ==========   ==========   ==========
Long-term debt at end of
  year...................  $  692,399   $  363,198   $  377,483   $  398,548   $  302,981
                           ==========   ==========   ==========   ==========   ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This section provides management's discussion of the financial condition, cash flows and results of operations of Atmos Energy Corporation with specific information on liquidity, capital resources and results of operations. It includes management's interpretation of such financial results, the factors affecting these results, the major factors expected to affect future operating results and future investment and financing plans. This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements contained in this Annual Report on Form 10-K may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company's documents or oral presentations, the words "anticipate," "expect," "estimate," "plans," "believes," "objective," "forecast," "goal" or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company's strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: adverse weather conditions such as warmer than normal weather in the Company's service territories; national, regional and local economic conditions, including competition from other energy suppliers as well as alternative forms of energy; recent national events; regulatory approvals, including the impact of rate proceedings before various state regulatory commissions; successful completion and integration of pending acquisition; inflation and increased gas costs, including their effect on commodity prices for natural gas; increased competition; further deregulation or "unbundling" of the natural gas distribution industry; hedging and market risk activities and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, the Company undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

RATEMAKING ACTIVITY

     The following is a discussion of our ratemaking activity for rate cases that are currently pending as of September 30, 2001 or rate proceedings completed during the three years ended September 30, 2001.

     Results of our rate activity for the three years ended September 30, 2001 can be summarized as follows: net annual rate increases totaling $6.4 million implemented in 2001, annual rate increases totaling $12.1 million implemented in 2000 and no rate changes in 1999.

     In August 1999, the Energas Division filed rate cases in its West Texas System cities and Amarillo, Texas, requesting rate increases of approximately $9.8 million and $4.4 million. The Energas Division received an increase in annual revenues of approximately $2.1 million in base rates plus an increase of $.1 million in service charges in Amarillo, Texas, effective for bills rendered on or after January 1, 2000. The agreement with Amarillo also provided for changes in the rate structure to reduce the impact of warmer than normal weather and to improve the recovery of the actual cost of service calls. The Energas Division's request for an annual increase of approximately $9.8 million from the 67 cities served by its West Texas System was denied. In March 2000, this decision was appealed to the Railroad Commission of Texas. Subsequently, 59 cities representing approximately 58 percent of Energas' customers ratified a non-binding Settlement Agreement. The Settlement Agreement capped the rate increase at $3.0 million and entitled the ratifying cities to accept a rate increase below $3.0 million in the event the Railroad Commission adopted a lesser increase for the non-ratifying cities. Eight cities declined to participate in the settlement and a hearing with the Railroad Commission was held in August 2000. In December 2000, the Railroad Commission approved an increase in annual revenues of approximately $3.0 million effective December 1, 2000. In addition, the Railroad Commission approved a new rate design providing more protection from warmer than normal weather for our West Texas System.

     In June 1999, the Trans La operations of the Atmos Energy Louisiana Gas Division appeared before the Louisiana Public Service Commission for a rate investigation and to redesign rates to mitigate the effects of warm winter weather. A decision was rendered by the Louisiana Commission in October 1999 that increased service charges associated with customer service calls and increased the monthly customer charges from $6 to $9, both effective November 1, 1999. While these changes are revenue neutral, they have mitigated the impact of warmer than normal winter weather on earnings. The decision also included a three-year rate stabilization clause which will allow the Trans La operations of Atmos Energy Louisiana Gas Division's rates to be adjusted annually to allow us to earn a minimum return on equity of 10.5 percent.

     In connection with its review of our acquisition of Louisiana Gas Service, the Louisiana Public Service Commission approved a rate structure that requires us to share any cost savings that result from the acquisition with the customers of Louisiana Gas Service. The shared cost savings will be the difference between operation and maintenance expense in any future year and the 1998 normalized expense for Louisiana Gas Service, indexed for inflation, annual changes in labor costs and customer growth. The customers are not assured any savings in 2001. In 2002 and in future years, the customers are assured annual savings, which will be indexed for inflation, annual changes in labor costs and customer growth. The sharing mechanism will remain in place for 20 years subject to established modification procedures.

     In May 1999, the Western Kentucky Gas Division requested from the Kentucky Public Service Commission an increase in revenues, a weather normalization adjustment and changes in rate design to shift a portion of revenues from commodity charges to fixed rates. In December 1999, the Kentucky Commission granted an increase in annual revenues of approximately $9.9 million. The new rates were effective for services rendered on or after December 21, 1999. In addition, the Kentucky Commission approved a five-year pilot program for weather normalization beginning in November 2000.

     On June 9, 1998, the Kentucky Commission issued an Order approving a three year experimental Performance-based Ratemaking mechanism related to gas procurement and gas transportation activities filed by the Western Kentucky Gas Division. The Performance-based Ratemaking mechanism is incorporated into the Western Kentucky Gas Division's gas cost adjustment clause. As discussed above, it provides for sharing of purchased gas cost savings between the consumers and us. We recognized other income of $0.2 million and $2.1 million under the Kentucky Performance-based Ratemaking mechanism in fiscal 2001 and fiscal 2000. The experimental Performance-based Ratemaking mechanism expired on June 30, 2001 and the Kentucky Commission has extended it while it considers the Western Kentucky Gas Division's request for another mechanism.

     In November 2000, the Greeley Gas Division filed a rate case with the Colorado Public Utilities Commission for approximately $4.2 million in additional annual revenues. In May 2001, we received an increase in annual revenues of approximately $2.8 million from the Colorado Public Utilities Commission. The new rates went into effect on May 4, 2001.

     Effective April 1, 1999, the Tennessee Regulatory Authority approved the United Cities Gas Division's request to continue its Performance-based Ratemaking mechanism related to gas procurement and gas transportation activities for a three-year period. The Tennessee Regulatory Authority revised the mechanism from the original two-year experimental period, by increasing the cap for incentive gains and/or losses to $1.25 million per year. Similar to Tennessee, the Georgia Public Service Commission renewed our Performance-based Ratemaking program for an additional three years effective May 1, 1999. The gas purchase and capacity release mechanisms of the Performance-based Ratemaking mechanism are designed to provide us incentives to find innovative methods to lower gas costs to our customers. We recognized other income of $1.0 million and $0.2 million in fiscal years 2001 and 2000 for the Georgia and Tennessee Performance-based Ratemaking mechanisms.

     In February 2000, the United Cities Gas Division filed a rate case in Illinois with the Illinois Commerce Commission requesting an increase in annual revenues of approximately $3.1 million. After review by the Illinois Commerce Commission, the amount requested was revised to approximately $2.1 million. The United Cities Gas Division received an increase in annual revenues of approximately $1.4 million. The new rates went into effect on October 23, 2000 and are collected primarily through an increase in monthly customer charges.

     In March 2000, the United Cities Gas Division filed a rate case in Virginia with the State Corporation Commission of the Commonwealth of Virginia requesting an increase in annual revenues of approximately $2.3 million. The State Corporation Commission of Virginia reviewed the filing to determine if it met the appropriate rules and regulations. In July 2000, we refiled the case requesting an increase in revenues of approximately $2.1 million. The Commission accepted the revised filing. In April 2001, the United Cities Gas Division agreed to an annual rate reduction of $0.5 million effective beginning with the April 2001 billing cycle.

     In March 2001, the United Cities Gas Division and the Iowa Consumer Advocate Division of the Department of Justice reached an agreement for an annual rate reduction of $0.3 million relating to our Iowa operations. The rate reduction was effective in March 2001.

     We continue to monitor rates in all of our service areas to ensure that they are adequate for the recovery of service costs and return on investment.

     On September 10, 2001, the United Cities Gas Division filed a request for accounting order related to uncollectable delinquencies associated with Moratorium Order of Georgia Public Service Commission dated January 17, 2001. In our request, we asked the Georgia Commission to issue an accounting authority order authorizing us to defer as a regulatory asset all costs incurred in connection with the Moratorium on disconnects ordered by the Georgia Commission which lasted from January 17, 2001 through April 1, 2001. On September 28, 2001, the Georgia Commission issued an order authorizing us to create a mechanism for the recovery of uncollectable delinquencies with an effective date of November 1, 2001. The United Cities Gas Division is authorized to recover through the recovery mechanism up to $500,000.

WEATHER AND SEASONALITY

     Our natural gas distribution business and irrigation sales business is seasonal and dependent upon weather conditions in our service areas. Natural gas sales to residential, commercial and public authority customers are affected by winter heating season requirements. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to industrial customers are much less weather sensitive. Sales to agricultural customers, who typically use natural gas to power irrigation pumps during the period from March through September, are affected by rainfall amounts. The effects of colder than normal winter weather in 2001 and the effects of significantly warmer than normal winter weather in 2000 and 1999 on our consolidated volumes delivered are illustrated by the following degree day information. The degree day information for 2001 and 2000 presented below excludes service areas with weather normalized operations. Information concerning service areas with weather normalized operations for 1999 was not available; thus, degree day information presented for 1999 includes service areas having weather normalized operations.

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Sales volumes -- Bcf........................................  156.6    138.2    140.1
Transportation volumes -- Bcf...............................   61.2     59.4     55.5
                                                              -----    -----    -----
     Total..................................................  217.8    197.6    195.6
                                                              =====    =====    =====
Degree days:
  Actual....................................................  2,753    2,096    3,374
  Percent of normal.........................................    107%      81%      85%

     The effects of weather that is above or below normal are partially offset in the Tennessee and Georgia jurisdictions served by the United Cities Gas Division and in the Kentucky jurisdiction served by the Western Kentucky Gas Division through weather normalization adjustments. The Georgia Public Service Commission, the Tennessee Regulatory Authority and the Kentucky Public Service Commission have approved weather normalization adjustments. The weather normalization adjustments, effective October through May each year in Georgia, and November through April each year in Tennessee and Kentucky, allow the United Cities Gas Division and the Western Kentucky Gas Division to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the weather normalization adjustments was a decrease in revenues of approximately $3.3 million for 2001 compared to an increase in revenues of $4.1 million and $4.4 million in 2000 and 1999. Approximately 375,000 or 26 percent of our meters in service are located in Georgia, Tennessee and Kentucky. We did not have weather normalization adjustments in our other service areas during the year ended September 30, 2001. We also received approval to change our rate structure in our West Texas System of the Energas Division beginning in December 2000 to help offset some of the negative effects of weather.

     In July 2000, we entered into an agreement to purchase weather hedges for our Texas and Louisiana operations effective for the 2000 - 2001 heating season. The hedges were designed to help mitigate the effects of weather that was at least seven percent warmer than normal in both Texas and Louisiana while preserving any upside. The cost of the weather hedges was approximately $4.9 million which was amortized over the 2000 - 2001 heating season. The cost of the weather hedges was more than offset by the positive effects of colder weather on our gross profit.

     In June 2001, we purchased a three year weather insurance policy with an option to cancel in the third year if we obtain weather protection in our rate structures. The policy is for our Texas and Louisiana operations and covers the entire heating season of October to March beginning with the 2001 - 2002 heating season. The cost of the three year policy was approximately $13.2 million which was prepaid and will be amortized over the appropriate heating seasons based on degree days. The insurance is designed to protect against weather that is at least seven percent warmer than normal.

     We have historically hedged 20 percent of our gas supply through the use of our underground storage assets. This hedging process will continue. For the 2001 - 2002 heating season, we plan to cover approximately 64 percent of our anticipated flowing gas requirements through storage and futures and fixed forward contracts at a weighted average cost of slightly less than $4.00 per Mcf. This should provide protection to us and our customers against sharp increases in the price of natural gas during the 2001 - 2002 heating season.

     For further information regarding the impact of weather and seasonality on operating results, see Note 16, "Selected Quarterly Financial Data (unaudited)" in notes to consolidated financial statements herein.

                        CAPITAL RESOURCES AND LIQUIDITY
                 (SEE "CONSOLIDATED STATEMENTS OF CASH FLOWS")

     Fiscal 2001 was a year in which total cash inflows exceeded total cash outflows. This was generally the result of increased cash flows from operating activities as a result of colder than normal weather partially offset by increased capital expenditures. Net proceeds from the issuance of long-term debt were used to finance the Louisiana Gas Service Company and LGS Natural Gas Company acquisition in 2001. Net proceeds from our equity offering were used to reduce commercial paper debt. Common stock issued primarily through our Employee Stock Ownership Plan and our Direct Stock Purchase Plan was also used to finance operations.

CASH FLOWS FROM OPERATING ACTIVITIES

     Items on the Consolidated Statement of Cash Flows for the year ended September 30, 2001 reflect changes in balances for the year, net of assets acquired and liabilities assumed in the acquisition of the additional interest in Woodward Marketing, L.L.C. and the assets of Louisiana Gas Service Company and LGS Natural Gas Company. See Note 10 of the accompanying notes to consolidated financial statements.

     Cash flows from operating activities as reported in the consolidated statement of cash flows totaled $83.0 million for 2001 compared to $54.2 million for 2000 and $84.7 million for 1999. The increase in net cash provided by operating activities from 2000 to 2001 was primarily the result of increases in net income and other current liabilities and a decrease in accounts receivable and deferred gas costs partially offset by an increase in cash held on deposit in margin accounts and a decrease in accounts payable. Also, the net change in our assets/liabilities from risk management activities added to the increase in net cash provided by operating activities in 2001. The increase in net income was primarily due to higher gross profits due to increased volumes and rate increases. The increase in gross profits was partially offset by an increase in operating expenses and an increase in interest expense. Also reducing gross profit was a decrease in miscellaneous income (expense) as a result of charges incurred related to our performance based-ratemaking mechanisms and the cost of weather hedges purchased for our Louisiana and Texas operations. In addition, miscellaneous income (expense) was reduced in 2001 as the result of a gain recognized on the sale of certain non-regulated assets in 2000 which did not occur in 2001.

CASH FLOWS FROM INVESTING ACTIVITIES

     During the last three years, a substantial portion of our cash resources was used to fund technology improvements, acquisitions and our ongoing construction program to provide natural gas services to a growing customer base. Net cash used in investing activities totaled $468.1 million in 2001 compared with $100.1 million in 2000 and $109.6 million in 1999. Capital expenditures in fiscal 2001 amounted to $113.1 million, compared with $75.6 million in 2000 and $110.4 million in 1999. The increase in capital expenditures from 2000 to 2001 was primarily the result of additional capital requirements needed due to our growing customer base. Included in investing activities for 2001 is $363.4 million used to acquire the assets of Louisiana Gas Service Company and LGS Natural Gas Company as discussed in Note 2 of the notes to consolidated financial statements. Included in investing activities in 2000 was $32.0 million used to acquire the Missouri natural gas distribution assets of Associated Natural Gas. Currently budgeted capital expenditures for fiscal 2002 total approximately $122.0 million and include funds for additional mains, services, meters and equipment. In fiscal 2002, we also plan to complete the Mississippi Valley Gas Company acquisition for $150.0 million plus the assumption of approximately $45.0 million of long-term debt as discussed in Note 2 of the notes to consolidated financial statements. Capital expenditures and acquisitions for fiscal 2002 are planned to be financed from internally generated funds and financing activities as discussed below. In 2001, we had $5.4 million in expenditures for assets to be used in leasing activities. In connection with our acquisition of Woodward Marketing, we received $8.6 million in cash. In 2001, we received net proceeds of $6.6 million in connection with the sale of certain utility assets. In 2000, we received net proceeds of $6.5 million in connection with the sale of certain propane assets to Heritage Propane Partners, L.P.

CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash provided by financing activities totaled $393.0 million for 2001 compared with $44.7 million for 2000 and $28.7 million for 1999. Financing activities during these periods included issuance of common stock, dividend payments, short-term borrowings from banks under our credit facilities and issuance and repayment of long-term debt. The increase in cash provided by financing activities in 2001 as compared to 2000 was due primarily to the issuance of long-term debt and the issuance of common stock during 2001. In 2001 we received $347.1 million in net proceeds from our $350.0 million debt offering in May 2001. The net proceeds were used to help finance the completion of the Louisiana Gas Service Company and LGS Natural Gas Company acquisition in July 2001. Long-term debt repayments totaled $17.7 million, $14.6 million and $61.0 million for 2001, 2000 and 1999. Repayments of long-term debt in 2001, 2000 and 1999 consisted of annual installments under the various loan documents. During 2001, short-term debt decreased $48.8 million due primarily to the use of the net proceeds from our equity offering in December 2000 to reduce commercial paper debt. During 2000, short-term debt increased $81.7 million due to the effect of warmer weather on net income for 2000, the acquisition of the Missouri natural gas distribution assets of Associated Natural Gas for $32.0 million and increases in accounts receivable, cost of gas stored underground and deferred charges. During 1999, short-term debt increased $101.9 million due largely to lower net income and cash requirements of $61.0 million for repayments of long-term debt and capital expenditures of $110.4 million primarily for technology improvements.

     Issuance of common stock. We issued 674,468, 704,540 and 849,481 shares of common stock in 2001, 2000 and 1999 under our various plans. See the Consolidated Statements of Shareholders' Equity and Note 6 of the accompanying notes to consolidated financial statements for the number of shares previously issued and available for future issuance under each of our plans. In addition to the shares issued under our various plans, we also issued 6,741,500 shares through our equity offering in December 2000 and 1,423,193 shares of restricted common stock for the acquisition of the remaining 55 percent of Woodward Marketing in April 2001. The net proceeds from the equity offering were used to reduce commercial paper debt as discussed above.

     Cash dividends paid. We paid $44.1 million in cash dividends during 2001 compared with $36.0 million in 2000 and $33.9 million in 1999. We raised the dividend $.02 per share during 2001 and $.04 per share during each of 2000 and 1999. The increase in cash dividends in 2001 over 2000 was also due to the increase in the number of shares outstanding as discussed above.

LIQUIDITY

     The excess of cash inflows over outflows has resulted in a slight decrease in debt as a percentage of total capitalization, including short-term debt, as shown in the table below.

                                                             SEPTEMBER 30
                                                ---------------------------------------
                                                       2001                 2000
                                                ------------------   ------------------
                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
Short-term debt...............................  $  201,247    13.4%  $  250,047    24.4%
Long-term debt................................     713,094    47.6%     380,764    37.2%
Shareholders' equity..........................     583,864    39.0%     392,466    38.4%
                                                ----------   -----   ----------   -----
Total capitalization, including short-term
  debt........................................  $1,498,205   100.0%  $1,023,277   100.0%
                                                ==========   =====   ==========   =====

     The debt as a percentage of total capitalization, including short-term debt, was 61.0 percent and 61.6 percent at September 30, 2001 and 2000. Our long-term plans are to decrease the debt to capitalization ratio to nearer its target range of 50-52 percent through cash flow generated from operations, continued issuance of new common stock under our Direct Stock Purchase Plan and Employee Stock Ownership Plan, access to the debt and equity capital markets and limiting annual maintenance capital expenditures. It is likely that the debt to capitalization ratio will remain in its current range in the near term.

     At September 30, 2001, we had short-term committed credit facilities totaling $318.0 million. One short-term unsecured credit facility is for $300.0 million and serves as a backup liquidity facility for our commercial paper program. At September 30, 2001, $171.0 million of commercial paper was outstanding. On August 2, 2001, this facility was renewed for $300.0 million with an option to increase the amount by $100.0 million. We have a second facility in place for $18.0 million. At September 30, 2001, $2.2 million was outstanding under this credit facility. These credit facilities are negotiated at least annually and are used for working capital purposes.

     At September 30, 2001, our Woodward Marketing subsidiary has an uncommitted credit facility for $140.0 million which is used for its non-regulated business. Atmos Energy Marketing, LLC, our wholly owned subsidiary, is the sole guarantor of all amounts outstanding under this facility. At September 30, 2001, $28.0 million was outstanding under this credit facility. Related letters of credit totaling $38.8 million further reduced the amount available under this facility. Woodward Marketing also has up to $100.0 million available from Atmos for its non-regulated business. At September 30, 2001, $100.0 million was outstanding.

     At September 30, 2001, we also had uncommitted short-term credit lines of $40.0 million, all of which were unused. The uncommitted lines are renewed or renegotiated at least annually with varying terms and we pay no fee for the availability of the lines. Borrowings under these lines are made on a when-and as-available basis at the discretion of the banks.

     The loan agreements pursuant to which our Senior Notes and First Mortgage Bonds have been issued contain covenants by us with respect to the maintenance of certain debt-to-equity ratios and cash flows and restrictions on the payment of dividends. See Note 3 of the accompanying notes to consolidated financial statements for more information on these covenants.

FUTURE CAPITAL REQUIREMENTS

     We believe that internally generated funds, our credit facilities, commercial paper program and access to the public debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for fiscal 2002.

                             RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2001 COMPARED WITH YEAR ENDED SEPTEMBER 30, 2000

     Operating revenues increased by 70 percent to $1.4 billion for 2001 from $850.2 million for 2000. The most significant factors contributing to the increase in operating revenues were a 58 percent increase in average sales price due to the increased cost of gas and a 10 percent increase in sales and transportation volumes due to colder weather. During 2001, excluding service areas with weather normalized operations, temperatures were 31 percent colder than in the corresponding period of the prior year and were seven percent colder than the 30-year normal. The total volume of gas sold and transported for 2001 was 217.8 Bcf compared with 197.6 Bcf for 2000. The average sales price per Mcf sold increased $3.28 to $8.93 primarily due to an increase in the average cost of gas. During the early part of our 2001 fiscal year, natural gas prices throughout the country began to increase significantly. The average cost of gas per Mcf sold increased to $6.83 for 2001 from $3.79 for 2000. Although we expect to recover our purchased gas costs from customers through purchased gas adjustment mechanisms, generally there is a lag between the time we pay for gas purchases and the time when regulators allow us to place higher rates in service and recover those gas costs. As a result, we have from time to time used short-term borrowings to temporarily finance unrecovered purchased gas costs. Where permitted, we have increased our purchased gas adjustments to help mitigate the increased cost of gas.

Subsequent to September 30, 2001, gas prices had declined to approximately $2 to $3 per Mcf. In addition, as a result of the increased gas costs, our accounts receivable balances during fiscal 2001 increased significantly and, consequently, we also increased our allowance for doubtful accounts, which we consider to be adequate. We do not, however, expect this rise in natural gas prices to have a material adverse effect on our financial condition, results of operations or net cash flows.

     In addition, operating revenues increased due to the impact of rate increases in Kentucky, Illinois, Colorado, Amarillo, Texas, and West Texas. Also contributing to the increase in operating revenues was the addition of approximately 48,000 customers in Missouri due to the Associated Natural Gas acquisition completed in fiscal 2000 and the addition of approximately 279,000 residential and commercial meters in Louisiana due to the completion of the Louisiana Gas Service Company acquisition in July 2001. However, operating revenues were partially offset by a reduction related to our former propane assets which were placed into a joint venture partnership in August 2000.

     Gross profit increased by 15 percent to $374.7 million for 2001 from $325.7 million for 2000. The increase in gross profit was due primarily to the increase in volumes sold to weather sensitive customers, an increase of $5.1 million in transportation revenues due to higher average transportation revenue per Mcf and increased volumes and a $6.7 million non-recurring adjustment to purchased gas cost to reflect state filings. In addition, gross profit increased due to the impact of rate increases and additional customers, partially offset by a reduction related to our former propane operations, as discussed previously. Changes in the cost of gas do not directly affect gross profit because the fluctuations in gas prices are passed through to our customers.

     On April 1, 2001, we completed our acquisition of the remaining 55 percent interest in Woodward Marketing, L.L.C. As a result of this acquisition, the revenues and expenses of Woodward Marketing are now shown on a consolidated basis.

     Operating expenses increased to $244.9 million for 2001 from $240.4 million for 2000. Operation and maintenance expense decreased due to savings resulting from the continued cost control initiatives started during fiscal 2000 and reduced operation and maintenance expenses associated with our former propane operations which were placed into a joint venture partnership in fiscal 2000. An increase in the provision for doubtful accounts of $8.5 million and pension costs of $4.5 million partially offset this decrease. Pension costs will increase by $4.4 million in fiscal 2002 over fiscal 2001. Depreciation and amortization expense increased due to the completion of the Louisiana Gas Service Company and LGS Natural Gas Company acquisition in July 2001. Taxes other than income increased as a result of increased city franchise taxes and state gross receipts taxes, which are revenue based. However, these taxes are paid by our customers; thus, these amounts are offset in revenues through customer billings and have no effect on net income.

     Operating income increased 53 percent for 2001 to $130.3 million from $85.3 million for 2000. The increase in operating income resulted primarily from increased gross profit described above.

     Equity in earnings of Woodward Marketing, L.L.C. was $8.1 million for the six months ended March 31, 2001 compared with $7.3 million for the year 2000.

     Miscellaneous income (expense) decreased $9.3 million to $(1.9) million for 2001 compared to $7.4 million for 2000. This decrease was due primarily to charges incurred related to our Performance-based Ratemaking mechanisms and the amortization of $4.9 million related to weather hedges purchased for our Louisiana and Texas operations. In addition, we recognized a gain of $5.8 million in 2000 resulting from the sale of certain non-utility assets. No such gain occurred in 2001. Partially offsetting the decrease in miscellaneous income (expense) during 2001 was an increase of $3.0 million in interest income due primarily to interest income earned on the proceeds from our $350.0 million debt offering in May 2001. We invested these proceeds in short-term investments until the completion of the Louisiana Gas Service Company and LGS Natural Gas Company acquisition in July 2001.

     Interest expense increased $3.2 million to $47.0 million for 2001 compared to $43.8 million for 2000. This increase was due primarily to interest expense on the $350.0 million debt offering in May 2001.

     Net income increased for 2001 by $20.2 million to $56.1 million from $35.9 million for 2000. This increase in net income resulted primarily from the increase in sales volumes due to the colder than normal weather and the impact of rate increases discussed above.

YEAR ENDED SEPTEMBER 30, 2000 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1999

     Operating revenues increased by 23 percent to $850.2 million in 2000 from $690.2 million in 1999. The most significant factors contributing to the increase in operating revenues were a 25 percent increase in average sales price due to the increased cost of gas and the impact of rate increases in Amarillo, Texas and Kentucky. The average sales price per Mcf sold increased $1.12 or 25 percent to $5.65 in 2000 primarily due to an increase in the average cost of gas. The average cost of gas per Mcf sold increased 36 percent to $3.79 for 2000 from $2.79 for 1999. Also contributing to the increase in operating revenues was an increase in our non-regulated West Texas irrigation sales volumes related to irrigation demand and, secondly, to higher average sales prices reflecting higher gas costs. The increase in irrigation revenues was due to decreased rainfall during the growing season in West Texas in 2000. Partially offsetting the increase in operating revenues was a one percent decrease in sales volumes due to warmer weather. For 2000, excluding service areas with weather normalized operations, temperatures were five percent warmer than in 1999 and were 18 percent warmer than the 30-year normal. The total volume of gas sold for 2000 was 138.2 Bcf compared with 140.1 Bcf for 1999.

     Gross profit increased by nine percent to $325.7 million for 2000 from $299.8 million for 1999. The increase in gross profit was due primarily to the impact of rate increases discussed previously. The increase in gross profit was also due to the addition of approximately 48,000 Missouri customers due to the acquisition of the Missouri natural gas distribution assets of Associated Natural Gas and increased volumes associated with the irrigation business. The increase in gross profit was slightly offset by a decrease in volumes sold to weather sensitive customers. Changes in the cost of gas do not directly affect gross profit because the fluctuations in gas prices are passed through to our customers.

     Operating expenses decreased to $240.4 million for 2000 from $245.6 million for 1999. Operation and maintenance expense decreased due to savings resulting from the cost control initiatives implemented during 2000 due to the warm winter weather. However, this decrease was partially offset by an increase in the provision for doubtful accounts of $8.8 million. The increase in the provision for doubtful accounts occurred during the transition from local offices to a centralized customer service center and the implementation of a new company-wide customer billing system. During this transition, we temporarily suspended service cutoffs and our normal efforts to collect past due receivables. Actions to address those issues were initiated in 2000. Depreciation and amortization expense also increased during 2000 as a result of the first full year of depreciation being recognized on our process improvement initiatives related to the new customer information and billing system and the accounting and human resource systems placed into service during 1999, as well as the acquisition of the Missouri natural gas distribution assets of Associated Natural Gas in May of 2000.

     Operating income increased 57 percent for 2000 to $85.3 million from $54.2 million in 1999. The increase in operating income resulted primarily from increased gross profit and decreased operating expenses described above.

     Miscellaneous income (expense), net increased $4.4 million to $7.4 million in 2000 compared to $3.0 million in 1999. The increase was primarily due the $5.8 million ($3.7 million after tax) gain resulting from the sale of certain non-utility assets.

     Interest charges increased $6.7 million to $43.8 million in 2000 from $37.1 million in 1999. The increase in 2000 was primarily due to $3.7 million of interest being capitalized in 1999 in connection with the significant technology projects being completed in 1999 and higher average debt outstanding and higher interest rates for 2000. The increase in average debt outstanding was related to funding infrastructure, technology, process changes and customer support investments, as well as additional working capital needed for the increasing gas costs.

     Net income increased for 2000 by $18.2 million to $35.9 million from $17.7 million for 1999. The increase in net income for 2000 resulted primarily from the impact of rate increases in 2000 and the increase in miscellaneous income. Net income was also improved as a result of lower operating expenses.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE OF THE COMPANY

     Our performance in the future will primarily depend on the results of our utility operations. Several factors exist that could influence Atmos' future financial performance, some of which are described below. They should be considered in connection with evaluating forward-looking statements contained in this report or otherwise made by or on behalf of us since these factors could cause actual results and conditions to differ materially from those projected in these forward-looking statements.

  ADVERSE WEATHER CONDITIONS

     Our natural gas sales volumes and related revenues are directly correlated with heating requirements that result from cold winter weather. Our agricultural sales volumes are associated with the rainfall levels during the growing season in our West Texas irrigation market. Weather is one of the most significant factors influencing our performance. However, as was more fully discussed above, we have purchased weather insurance to mitigate the effect of warmer than historically normal weather in our Texas and Louisiana service areas. In addition, weather normalized rates are in effect in several of our jurisdictions, which should mitigate the adverse effects of warmer or drier than normal weather on our operating results.

  NATIONAL, REGIONAL AND LOCAL ECONOMIC CONDITIONS

     Our operations will always be affected by the conditions and overall strength of the national, regional and local economies, including interest rates, changes in the capital markets and increases in the costs of our primary commodity, natural gas. These factors impact the amount of residential, industrial and commercial growth in our service territories. Higher costs of natural gas in recent years have already lead many of our customers to conserve in the use of our gas services and could lead to even more customers utilizing such conservation methods.

  RECENT NATIONAL EVENTS

     Our company and our operations have already been indirectly impacted by the tragic events of September 11, 2001. The terrorist activities on that day have heightened our awareness of safety and security concerns and have prompted a company-wide review and assessment of the adequacy of our safety and security procedures relating to the protection of our customers, employees and our physical assets. We will continue to monitor and assess our safety and security procedures and will take all precautions necessary to minimize any adverse effects on us or our operations. Accordingly, through taking these added precautions, we believe that we have minimized any potential adverse effects that any future terrorist activities could have on us or our operations.

  REGULATORY APPROVALS

     Our utility business is subject to various regulated returns on its rate base in each of the 11 states in which we operate. We monitor the allowed rates of return, our effectiveness in earning such rates and initiate rate proceedings or operating changes as needed. In addition, in the normal course of the regulatory environment, assets are placed in service and historical test periods are established before rate cases can be filed. Once rate cases are filed, regulatory bodies have the authority to suspend implementation of the new rates while studying the cases. Because of this process, we must temporarily suffer the negative financial effects of having placed assets in service without the benefit of rate relief, which is commonly referred to as "regulatory lag". In addition, our debt and equity financing programs are also subject to approval by regulatory bodies in five states, which could limit our ability to take advantage of favorable market conditions.

  SUCCESSFUL COMPLETION AND INTEGRATION OF PENDING ACQUISITION

     Our acquisition strategy depends on our ability to successfully acquire and integrate the operations of companies such as Mississippi Valley Gas Company, which acquisition is currently pending. Acquisitions such as Mississippi Valley should help us achieve greater economies of scale by spreading the fixed costs of the utility business over a larger customer base. Completion of this acquisition is subject to state and federal regulatory approval. In addition, the integration of this acquisition into our operations during the next fiscal year will require a substantial commitment of financial resources and management time.

  INFLATION AND INCREASED GAS COSTS

     We believe that inflation has caused, and will continue to cause, increases in certain operating expenses, and has required, and will continue to require, assets to be replaced at higher costs. We have a process in place to continually review the adequacy of our gas rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those gas rates. Historically, we have been able to budget and control operating expenses and investment within the amounts authorized to be collected in rates and intend to continue to do so. The ability to control expenses is an important factor that will influence future results.

     In addition, the rapid increases in the price of purchased gas during the past year caused us to experience a significant increase in short-term debt because we must pay suppliers for such gas when it is purchased long before such costs may be recovered through the collection of monthly customer bills for gas delivered. Also, the increases in purchased gas costs caused more customers to be slow to pay their gas bills, leading to accounts receivable that were higher than normal which in turn lead to higher short-term debt levels and increased bad debts in fiscal 2001. Should the price of purchased gas increase significantly in the upcoming heating season, we would expect similar increases in our short-term debt and accounts receivable during fiscal 2002.

  INCREASED COMPETITION

     We are facing increased competition from other energy suppliers as well as electric companies and from energy marketing and trading companies. In the case of industrial customers, such as manufacturing plants, and agricultural customers, adverse economic conditions, including higher gas costs, could cause such customers to use alternative sources of energy such as electricity or to bypass our systems in favor of special competitive contracts with lower per-unit costs.

  DEREGULATION OR UNBUNDLING

     We are closely monitoring the development of unbundling initiatives in the natural gas industry. Unbundling is the separation of the provision and pricing of local distribution gas services into discrete components. It typically focuses on the separation of the distribution and gas supply components and the resulting opening of the regulated components of sales services to alternative unregulated suppliers of those services. Because of brand loyalty in our service areas, and our enhanced technology and distribution system infrastructures, we believe that we are now positively positioned as unbundling evolves. Consequently, we do not expect there would be a significant adverse effect on our business should unbundling or further deregulation of the natural gas distribution service business occur.

  HEDGING AND MARKET RISK ACTIVITIES

  Utility Hedging Activities

     To protect against volatility in gas prices, we are hedging gas costs for the 2001-2002 heating season by utilizing a combination of financial tools and fixed forward physical contracts to stabilize gas prices. For the 2001-2002 heating season, we plan to cover approximately 64 percent of our anticipated requirements through storage and hedging instruments. The gas hedges should help moderate the effects of higher customer accounts receivable caused by higher gas prices.

WOODWARD MARKETING ACTIVITIES

     We acquired a 45 percent interest in Woodward Marketing, L.L.C. in 1997 as a result of the merger of Atmos and United Cities Gas Company, which had acquired that interest in 1995. In April 2001, we acquired the 55 percent interest that we did not own from J.D. Woodward and others for 1,423,193 restricted shares of our common stock. Immediately following the acquisition, Mr. Woodward was elected as a Senior Vice President of Atmos in charge of all non-regulated business activities, a position he has held since April 2001. Prior to that time, Mr. Woodward had not been an officer or employee of Atmos.

     The principal business of Woodward Marketing, including the activities of Trans Louisiana Industrial Gas Company, Inc., is the overall management of natural gas requirements for municipalities, local gas utility companies and industrial customers located primarily in the Southwestern and Midwestern United States. This business involves the sale of natural gas by Woodward Marketing to its customers and the management of storage and transportation contracts for its customers under contracts generally having one to two-year terms. At September 30, 2001, Woodward Marketing had a total of 78 municipal and local gas utility customers and 195 industrial customers. Woodward Marketing also sells natural gas to certain of its industrial customers on a delivered burner tip basis under contract terms from 30 days to two years. In addition, Woodward Marketing supplies us with a portion of our natural gas requirements on a competitive bid basis.

     In the management of natural gas requirements for municipal and other local utilities, Woodward Marketing sells physical natural gas for future delivery and hedges the associated price risk through the use of gas futures, including forwards, over-the-counter and exchange-traded options, and swap contracts with counterparties. These financial contracts are marked-to-market at the daily close of business. Woodward Marketing links gas futures to physical delivery of natural gas and balances its futures positions at the end of each trading day. Over-the-counter swap agreements require Woodward Marketing to receive or make payments based on the difference between a fixed price and the market price of natural gas on the settlement date. Woodward Marketing uses these futures and swaps to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas, which are also carried on a mark to market basis. Options held to hedge price risk provide the right, but not the requirement, to buy or sell energy commodities at a fixed price. Woodward Marketing uses options to manage margins and to limit overall price risk exposure.

     Energy related services provided by Woodward Marketing include the sale of natural gas to its various customer classes and management of transportation and storage assets and inventories. More specifically, energy services include contract negotiation and administration, load forecasting, storage acquisition, natural gas purchase and delivery and capacity utilization strategies. In providing these services, Woodward Marketing generates income from its utility, municipal and industrial customers through negotiated prices based on the volume of gas supplied to the customer. Woodward Marketing also generates income by taking advantage of the difference between near-term gas prices and prices for future delivery as well as the daily movement of gas prices by utilizing storage and transportation capacity that it controls.

     Woodward Marketing also engages in limited speculative natural gas trading for its own account, subject to a risk management policy established by us which limits the level of trading loss in any fiscal year to a maximum of 25 percent of the budgeted annual operating income of Woodward Marketing. Compliance with such risk management policy is monitored on a daily basis. In addition, Woodward Marketing's bank credit facility limits trading positions that are not closed at the end of the day (open positions) to 2.5 Bcf of natural gas. At September 30, 2001, Woodward Marketing's open positions in its trading operations totaled 2.3 Bcf. In its speculative trading, Woodward Marketing's open trading positions are monitored on a daily basis but are not required to be closed if they remain within the limits set by the bank loan agreement. Woodward Marketing had an unrealized trading gain of $4.5 million for the fiscal year ended September 30, 2001, but there can be no assurance that Woodward Marketing will have any speculative trading gain in the future. In some prior years, Woodward Marketing has experienced losses in its speculative trading business. The financial exposure that results from the daily fluctuations of gas prices and the potential for daily price movements constitutes a risk of loss since the price of natural gas purchased for future delivery at the beginning of the day may not be hedged until later in the day.

     Financial instruments, which subject Woodward Marketing to counterparty risk, consist primarily of financial instruments arising from trading and risk management activities and overnight repurchase agreements that are not insured. Counterparty risk is the risk of loss from nonperformance by financial counterparties to a contract. Exchange-traded future and option contracts are generally guaranteed by the exchanges.

     Woodward Marketing's operations are concentrated in the natural gas industry, and its customers and suppliers may be subject to economic risks affecting that industry.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The risk inherent in our market risk sensitive instruments is the potential loss arising from adverse changes in natural gas commodity prices and interest rates as discussed below. The sensitivity analysis does not, however, consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we may take to mitigate exposure to such changes. Actual results may differ.

GAS PRICES

     We purchase natural gas for our regulated and non-regulated natural gas operations. Substantially all of the cost of gas purchased for regulated operations is recovered through purchased gas adjustment mechanisms. We have a limited market risk in gas prices related to gas purchases in the open market at spot prices for sale to non-regulated energy services customers at fixed prices. As a result, our earnings could be affected by changes in the price and availability of such gas. To protect against volatility in gas prices, we from time to time hedge our gas costs by purchasing futures contracts. Our utility segment does not use such financial instruments for trading purposes and we are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10 percent increase in the portion of our gas cost related to fixed-price non-regulated sales. Based on projected fiscal 2002 non-regulated gas sales at fixed prices, such an increase would result in an increase to cost of gas of approximately $2.7 million in fiscal 2002, before considering the effect of swap agreements outstanding as of September 30, 2001. As of September 30, 2001, we had entered into swap agreements to lock in gas costs for certain outstanding fixed-price sales agreements. We plan to mitigate the risk of increased gas purchase costs for fixed-price customers by entering into swap agreements to lock in purchased gas cost for estimated sales volumes in fiscal 2002.

     In April 2001, we acquired the 55 percent interest in Woodward Marketing that we did not already own. Woodward Marketing's principal business is the management of natural gas requirements for municipalities, local gas utility companies and industrial customers located primarily in the Southwestern and Midwestern United States. This business involves the sale of natural gas and the management of storage and transportation contracts for customers under contracts generally having one to two-year terms. Woodward Marketing also sells natural gas to industrial customers on a delivered burner tip basis under contract terms from 30 days to two years. In the management of natural gas requirements for municipal and other local utilities, Woodward Marketing sells natural gas for future delivery and hedges price risk through the use of gas futures including forwards, over-the-counter and exchange-traded options, futures and swap contracts. Financial contracts are marked-to-market at the daily close of business.

     Woodward Marketing also engages in limited speculative natural gas trading for its own account, subject to a risk management policy established by us which limits the level of trading loss in any fiscal year to a maximum of 25 percent of the budgeted operating income of Woodward Marketing. Compliance with such risk management policy is monitored on a daily basis. In addition, Woodward Marketing's bank credit facility limits open trading positions to 2.5 Bcf of natural gas. At September 30, 2001, Woodward Marketing's open positions in its trading operations totaled 2.3 Bcf. In its trading, Woodward Marketing's open trading positions are monitored on a daily basis but are not required to be closed if within the limits set by the bank credit facility. The financial exposure that results from the daily fluctuations of gas prices and the potential for daily price movements have an impact on the net open position. Based on its open positions at September 30, 2001, a $.50 increase in market strip would result in a $1.2 million decrease in the speculative trading gain. A $.50 decrease in market strip would result in a $1.2 million increase in the speculative trading gain.

     Woodward Marketing uses gas futures contracts, including but not limited to, over-the-counter and exchange-traded options and swap agreements, in the conduct of its business. Woodward Marketing links gas futures to physical delivery of natural gas and balances its futures positions at the end of each trading day. Over-the-counter swap agreements require Woodward Marketing to receive or make payments based on the difference between a fixed price and the market price of natural gas on the settlement date. Woodward Marketing uses futures and swaps to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas. Options held to hedge price risk provide the right, but not the requirement, to buy or sell energy commodities at a fixed price. Woodward Marketing uses options to manage margins and to limit overall price risk exposure.

     Counterparty risk is the risk of loss from nonperformance by financial counterparties to a contract. Financial instruments, which subject Woodward Marketing to counterparty risk, consist primarily of financial instruments arising from trading and risk management activities and overnight repurchase agreements that are not insured. Exchange traded future and option contracts are generally guaranteed by the exchanges.

     Woodward Marketing's operations are concentrated in the natural gas industry, and its customers and suppliers may be subject to economic risks affecting that industry. Therefore, an economic downturn in the industry could have an adverse affect on the creditworthiness of Woodward Marketing's customers. Woodward Marketing manages credit risk to attempt to minimize its exposure to uncollectible receivables. In compliance with Woodward Marketing's existing credit policy, prospective and existing customers are reviewed for creditworthiness and customers not meeting minimum standards, at the discretion of management, provide security deposits and are subject to various requisite secured payment terms.

INTEREST RATES

     Our earnings are affected by changes in short-term interest rates as a result of our issuance of short-term commercial paper and our other short-term borrowings. If market interest rates for short-term borrowings average two percent more in fiscal 2002 than they did during fiscal 2001, our interest expense would increase by approximately $4.0 million.

     Market risk for fixed-rate long-term obligations is estimated as the potential increase in fair value resulting from a hypothetical one percent decrease in interest rates and amounts to approximately $57.5 million based on discounted cash flow analyses.

     As of September 30, 2001, we were not engaged in other activities which would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates, foreign currency exchange rates or market commodity prices.

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

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Atmos Energy Corporation

     We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation as of September 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atmos Energy Corporation at September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

Dallas, Texas
November 2, 2001

                            ATMOS ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                                       ASSETS

Property, plant and equipment...............................  $2,055,986   $1,546,569
Construction in progress....................................      53,881       33,234
                                                              ----------   ----------
                                                               2,109,867    1,579,803
Less accumulated depreciation and amortization..............     774,469      597,457
                                                              ----------   ----------
  Net property, plant and equipment.........................   1,335,398      982,346
Current assets
  Cash and cash equivalents.................................      15,263        7,379
  Cash held on deposit in margin account....................      66,666           --
  Accounts receivable, less allowance for doubtful accounts
     of $16,151 in 2001 and $10,589 in 2000.................     124,046       77,264
  Inventories...............................................       6,041        6,456
  Gas stored underground....................................      89,555       64,222
  Assets from risk management activities....................      95,968           --
  Deferred gas cost.........................................      10,999       37,184
  Other current assets and prepayments......................      15,713        8,101
                                                              ----------   ----------
     Total current assets...................................     424,251      200,606
Intangible assets...........................................      12,125          878
Goodwill....................................................      64,745        3,110
Noncurrent assets from risk management activities...........      29,771           --
Deferred charges and other assets...........................     169,890      161,818
                                                              ----------   ----------
                                                              $2,036,180   $1,348,758
                                                              ==========   ==========
                           CAPITALIZATION AND LIABILITIES
Shareholders' equity
  Common stock, no par value (stated at $.005 per share);
     100,000,000 shares authorized; issued and outstanding:
     2001 -- 40,791,501 shares, 2000 -- 31,952,340 shares...  $      204   $      160
  Additional paid-in capital................................     489,948      306,887
  Retained earnings.........................................      95,132       83,154
  Accumulated other comprehensive income (loss).............      (1,420)       2,265
                                                              ----------   ----------
     Shareholders' equity...................................     583,864      392,466
Long-term debt..............................................     692,399      363,198
                                                              ----------   ----------
     Total capitalization...................................   1,276,263      755,664
Current liabilities
  Current maturities of long-term debt......................      20,695       17,566
  Short-term debt...........................................     201,247      250,047
  Accounts payable and accrued liabilities..................      84,471       73,031
  Taxes payable.............................................      11,620       10,844
  Customers' deposits.......................................      32,351        9,923
  Liabilities from risk management activities...............     119,484           --
  Other current liabilities.................................      41,161       21,085
                                                              ----------   ----------
     Total current liabilities..............................     511,029      382,496
Deferred income taxes.......................................     138,934      131,619
Noncurrent liabilities from risk management activities......       7,412           --
Deferred credits and other liabilities......................     102,542       78,979
                                                              ----------   ----------
                                                              $2,036,180   $1,348,758
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements

                            ATMOS ENERGY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                     YEAR ENDED SEPTEMBER 30
                                                              --------------------------------------
                                                                  2001          2000         1999
                                                              ------------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues..........................................   $1,442,275     $850,152     $690,196
Purchased gas cost..........................................    1,067,555      524,446      390,402
                                                               ----------     --------     --------
Gross profit................................................      374,720      325,706      299,794

Gas trading margin..........................................          488           --           --

Operating expenses
  Operation.................................................      133,240      140,249      148,065
  Maintenance...............................................        6,368        7,648        9,141
  Depreciation and amortization.............................       67,664       63,855       56,874
  Taxes, other than income..................................       37,655       28,638       31,475
                                                               ----------     --------     --------
     Total operating expenses...............................      244,927      240,390      245,555
                                                               ----------     --------     --------
Operating income............................................      130,281       85,316       54,239
Other income
  Equity in earnings of Woodward Marketing, L.L.C. .........        8,062        7,307        7,156
  Miscellaneous income (expense), net.......................       (1,874)       7,437        2,967
                                                               ----------     --------     --------
     Total other income.....................................        6,188       14,744       10,123
Interest charges, net.......................................       47,011       43,823       37,063
                                                               ----------     --------     --------
Income before income taxes..................................       89,458       56,237       27,299
Income taxes................................................       33,368       20,319        9,555
                                                               ----------     --------     --------
     Net income.............................................   $   56,090     $ 35,918     $ 17,744
                                                               ==========     ========     ========
Basic net income per share..................................   $     1.47     $   1.14     $    .58
                                                               ==========     ========     ========
Diluted net income per share................................   $     1.47     $   1.14     $    .58
                                                               ==========     ========     ========
Cash dividends per share....................................   $     1.16     $   1.14     $   1.10
                                                               ==========     ========     ========
Weighted average shares outstanding:
  Basic.....................................................       38,156       31,461       30,566
                                                               ==========     ========     ========
  Diluted...................................................       38,247       31,594       30,819
                                                               ==========     ========     ========


          See accompanying notes to consolidated financial statements

                            ATMOS ENERGY CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  ACCUMULATED
                                                 COMMON STOCK                        OTHER
                                              -------------------   ADDITIONAL   COMPREHENSIVE
                                              NUMBER OF    STATED    PAID-IN        INCOME       RETAINED
                                                SHARES     VALUE     CAPITAL        (LOSS)       EARNINGS    TOTAL
                                              ----------   ------   ----------   -------------   --------   --------
                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
Balance, September 30, 1998.................  30,398,319    $152     $271,637       $    --      $ 99,369   $371,158
Comprehensive income:
  Net income................................          --      --           --            --        17,744     17,744
  Unrealized holding gains on investments,
    net.....................................          --      --           --           917            --        917
                                                                                                            --------
    Total comprehensive income..............                                                                  18,661
Cash dividends ($1.10 per share)............          --      --           --            --       (33,882)   (33,882)
Common stock issued:
  Restricted stock grant plan...............      56,850      --        1,732            --            --      1,732
  Direct stock purchase plan................     694,905       4       17,429            --            --     17,433
  ESOP......................................      89,435      --        2,362            --            --      2,362
  Long-term stock plan for United Cities
    Division................................       6,450      --          150            --            --        150
  Outside directors stock-for-fee plan......       1,841      --           49            --            --         49
                                              ----------    ----     --------       -------      --------   --------
Balance, September 30, 1999.................  31,247,800     156      293,359           917        83,231    377,663
Comprehensive income:
  Net income................................          --      --           --            --        35,918     35,918
  Unrealized holding gains on investments,
    net.....................................          --      --           --         1,348            --      1,348
                                                                                                            --------
    Total comprehensive income..............                                                                  37,266
Cash dividends ($1.14 per share)............          --      --           --            --       (35,995)   (35,995)
Common stock:
  Direct stock purchase plan................     440,990       2        8,588            --            --      8,590
  ESOP......................................     258,049       1        4,842            --            --      4,843
  Long-term stock plan for United Cities
    Division................................       4,200      --           66            --            --         66
  Outside directors stock-for-fee plan......       2,601       1           50            --            --         51
  Cancellation of restricted stock..........      (1,300)     --          (18)           --            --        (18)
                                              ----------    ----     --------       -------      --------   --------
Balance, September 30, 2000.................  31,952,340     160      306,887         2,265        83,154    392,466
Comprehensive income:
  Net income................................          --      --           --            --        56,090     56,090
  Unrealized holding losses on investments,
    net.....................................          --      --           --        (3,685)           --     (3,685)
                                                                                                            --------
    Total comprehensive income..............                                                                  52,405
Cash dividends ($1.16 per share)............          --      --           --            --       (44,112)   (44,112)
Common stock issued:
  Direct stock purchase plan................     411,159       2        8,682            --            --      8,684
  ESOP......................................     225,945       1        5,098            --            --      5,099
  Long-term stock plan for United Cities
    Division................................      15,300      --          240            --            --        240
  Long-term incentive plan..................      17,172      --          272            --            --        272
  Directors equity incentive compensation
    plan....................................       2,740      --           60            --            --         60
  Outside directors stock-for-fee plan......       2,152      --           50            --            --         50
  Woodward Marketing, L.L.C. acquisition....   1,423,193       7       26,650            --            --     26,657
  Public offering...........................   6,741,500      34      142,009            --            --    142,043
                                              ----------    ----     --------       -------      --------   --------
Balance, September 30, 2001.................  40,791,501    $204     $489,948       $(1,420)     $ 95,132   $583,864
                                              ==========    ====     ========       =======      ========   ========

          See accompanying notes to consolidated financial statements

                            ATMOS ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $  56,090   $  35,918   $  17,744
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization:
      Charged to depreciation and amortization..............     67,664      63,855      56,874
      Charged to other accounts.............................      2,806       3,065       4,800
    Deferred income taxes...................................     18,501      18,251      31,874
    Deferred lease income...................................       (979)         --          --
    Net assets/liabilities from risk management
     activities.............................................     13,881          --          --
    Gain on sale of non-regulated assets....................         --      (5,831)         --
  Changes in assets and liabilities:
    Increase in cash held on deposit in margin account......    (62,181)         --          --
    (Increase) decrease in accounts receivable..............     65,032     (11,260)    (29,576)
    Decrease in inventories.................................        374       2,037       7,010
    (Increase) decrease in gas stored underground...........     (3,376)    (17,518)      4,256
    (Increase) decrease in deferred gas cost................     15,440     (31,353)     (6,101)
    (Increase) decrease in other current assets and
     prepayments............................................     (6,646)     (4,930)        488
    Increase in deferred charges and other assets...........    (12,143)    (13,053)    (12,012)
    Increase (decrease) in accounts payable.................    (94,769)      8,643      19,425
    Increase (decrease) in taxes payable....................        791       9,607     (11,888)
    Increase (decrease) in customers' deposits..............      6,078        (909)     (2,372)
    Increase (decrease) in other current liabilities........      9,019      (4,866)     (4,418)
    Increase in deferred credits and other liabilities......      7,413       2,540       8,594
                                                              ---------   ---------   ---------
         Net cash provided by operating activities..........     82,995      54,196      84,698
CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures......................................   (113,109)    (75,557)   (110,353)
  Acquisitions..............................................   (363,399)    (32,000)         --
  Retirements of property, plant and equipment, net.........     (1,460)        957         757
  Assets for leasing activities.............................     (5,377)         --          --
  Increase in cash from acquisition.........................      8,644          --          --
  Proceeds from sale of assets, net.........................      6,625       6,467          --
                                                              ---------   ---------   ---------
         Net cash used in investing activities..............   (468,076)   (100,133)   (109,596)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term debt................    (48,800)     81,743     101,904
  Net proceeds from issuance of long-term debt..............    347,099          --          --
  Repayment of long-term debt...............................    (17,670)    (14,567)    (61,000)
  Cash dividends paid.......................................    (44,112)    (35,995)    (33,882)
  Issuance of common stock..................................     14,405      13,550      21,726
  Net proceeds from equity offering.........................    142,043          --          --
                                                              ---------   ---------   ---------
         Net cash provided by financing activities..........    392,965      44,731      28,748
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........      7,884      (1,206)      3,850
Cash and cash equivalents at beginning of year..............      7,379       8,585       4,735
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $  15,263   $   7,379   $   8,585
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements

                            ATMOS ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of business -- Atmos Energy Corporation and its subsidiaries are engaged primarily in the natural gas utility business as well as certain non-regulated businesses. We distribute through sales and transportation arrangements natural gas to approximately 1.4 million residential, commercial, public authority and industrial customers through our five regulated utility divisions: Atmos Energy Louisiana Gas Division in Louisiana; Energas Division in Texas; Greeley Gas Division in Colorado, Kansas and Missouri; United Cities Gas Division in Illinois, Tennessee, Iowa, Virginia, Georgia and Missouri; and Western Kentucky Gas Division in Kentucky. Such business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which the utility divisions operate. Our shared services unit is located in Dallas, Texas and our customer support centers are located in Amarillo, Texas and Metairie, Louisiana. Our non-regulated businesses include various energy service businesses as described below.

     Through Atmos Energy Marketing, LLC, we are engaged in gas marketing and energy management services. Atmos Energy Marketing provides gas supply management services to industrial customers, municipalities and local distribution companies including our five regulated utility divisions. Woodward Marketing, L.L.C. is a wholly owned subsidiary of Atmos Energy Marketing.

     Through Atmos Pipeline and Storage, L.L.C., we own and operate natural gas storage fields in Kansas, Kentucky and Louisiana to supplement natural gas used by customers of the regulated utility divisions in Kansas, Kentucky, Tennessee and Louisiana and to provide storage services to other customers including customers in other states.

     Through Atmos Power Systems, Inc., we construct and operate electrical power generating plants and associated facilities. Atmos Power Systems may also enter into agreements to either lease or sell such plants.

     In addition, our non-regulated businesses market gas to industrial customers in West Texas, provide various retail services and own an indirect interest in Heritage Propane Partners as described below.

     We were formerly engaged in the retail and wholesale distribution of propane gas through United Cities Propane Gas, Inc. On February 15, 2000, we entered into an agreement to form a joint venture which combined our propane operations with the propane operations of three other unrelated companies. The combined joint venture was named U.S. Propane, L.P. On June 15, 2000, U.S. Propane, in which we are a 19 percent partner, entered into an agreement to combine its operations with Heritage Holdings, Inc. Upon closing of this transaction, which occurred in August 2000, U.S. Propane owns all of the general partnership interest and approximately 30 percent of the limited partnership interest in Heritage Propane Partners, a publicly traded master limited partnership. Through our ownership in U.S. Propane, we own an approximate 6 percent interest in Heritage Propane Partners.

     Principles of consolidation -- The accompanying consolidated financial statements include the accounts of Atmos Energy Corporation and its subsidiaries. Each subsidiary is wholly-owned and all material intercompany transactions have been eliminated.

     Prior to April 1, 2001, we owned a 45 percent interest in Woodward Marketing and accounted for that ownership using the equity method of accounting for investments. Subsequent to April 1, 2001, we own 100 percent of Woodward Marketing and account for that ownership on a consolidated basis. See Note 2, "Acquisitions".

     Subsequent to August 10, 2000 we account for our interest in U.S. Propane using the equity method of accounting.

     Intangible assets -- Intangible assets consist of customer contracts. The weighted average amortization period is 10 years.

                            ATMOS ENERGY CORPORATION

     Goodwill -- Total goodwill was $64.7 million and $3.1 million at September 30, 2001 and 2000. Goodwill applicable to the utility segment was $49.8 million and zero at September 30, 2001 and 2000. Goodwill applicable to the non-regulated segment was $14.9 million and $3.1 million at September 30, 2001 and 2000. Goodwill applicable to the utility segment resulted from the acquisition of the Louisiana Gas Service Company assets on July 1, 2001 and is not subject to amortization under the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Goodwill applicable to the non-regulated segment was amortized over 20 years through September 30, 2001. Effective October 1, 2001, goodwill applicable to the non-regulated segment will not be amortized under the provisions of Statement of Financial Accounting Standards No. 142.

     Impairment of Long-Lived Assets -- We periodically evaluate whether events or circumstances have occurred that indicate that excess of cost over net assets acquired and other long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected future cash flows. In the event the sum of the expected future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. To date, no such impairment has been recognized.

     Regulation -- Our utility operations are subject to regulation with respect to rates, service, maintenance of accounting records and various other matters by the respective regulatory authorities in the states in which we operate. Our accounting policies recognize the financial effects of the ratemaking and accounting practices and policies of the various regulatory commissions. Regulated utility operations are accounted for in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement requires cost-based rate regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements.

     We record regulatory assets which represent assets that are being recovered through customer rates or are probable of being recovered through customer rates. Significant regulatory assets as of September 30, 2001 included the following: merger and integration costs of $24.2 million, net of related reserves and accumulated amortization and environmental costs of $3.7 million. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. As of September 30, 2001, we had recorded a regulatory liability of $3.8 million for deferred income taxes.

     Revenue recognition -- Sales of natural gas are billed on a monthly cycle basis; however, the billing cycle periods for certain classes of customers do not necessarily coincide with accounting periods used for financial reporting purposes. We follow the revenue accrual method of accounting for natural gas revenues whereby revenues applicable to gas delivered to customers, but not yet billed under the cycle billing method, are estimated and accrued and the related costs are charged to expense. Estimated losses due to credit risk are reserved at the time revenue is recognized.

     Accounts receivable and allowance for doubtful accounts -- Accounts receivable consists of natural gas sales to residential, commercial, industrial, agricultural and other customers. The allowance for doubtful accounts is computed based on the aging of outstanding accounts receivable and historical collections experience and represents in management's opinion, an adequate allowance to provide for probable uncollectable accounts.

     Utility property, plant and equipment -- Utility property, plant and equipment is stated at original cost net of contributions in aid of construction. The cost of additions includes direct construction costs, payroll related costs (taxes, pensions and other fringe benefits), administrative and general costs and an allowance for funds used during construction. (See allowance for funds used during construction below). Major renewals

                            ATMOS ENERGY CORPORATION
and betterments are capitalized while the costs of maintenance and repairs are charged to expense as incurred. The costs of large projects are accumulated in construction in progress until the project is completed. When the project is completed, tested and placed in service, the balance is transferred to the utility plant in service account included in the rate base and depreciation begins. Property, plant and equipment is depreciated at various rates on a straight-line basis over the estimated useful lives of the assets. The composite rates were 3.7 percent for 2001, 4.1 percent for 2000 and 4.0 percent for 1999. At the time property, plant and equipment is retired, the cost, plus removal expenses less salvage, is charged to accumulated depreciation.

     Allowance for funds used during construction -- Allowance for funds used during construction represents the estimated cost of funds used to finance the construction of major projects. Under regulatory practices, the costs are capitalized and included in rate base for ratemaking purposes when the completed projects are placed in service. Interest expense of $1.2 million and $3.7 million were capitalized in 2001 and 1999. No interest expense was capitalized during 2000.

     Non-utility property, plant and equipment -- Balances are stated at cost and depreciation is generally computed on the straight-line method for financial reporting purposes.

     Inventories -- Inventories consist primarily of materials and supplies and merchandise held for resale. These inventories are stated at the lower of average cost or market.

     Gas stored underground -- Net additions of inventory gas to storage and withdrawals of inventory gas from storage are priced using the average cost method for all our utility divisions, except for the United Cities Gas Division, where it is priced on the first-in first-out method. Gas stored underground and owned by Atmos Pipeline and Storage is priced on the last-in first-out method. Pursuant to the United Cities Gas Division's purchased gas adjustment clause, the liquidation of a LIFO layer would be reflected in subsequent gas adjustments in customer rates and does not affect the results of operations. Gas in storage that is retained as cushion gas to maintain reservoir pressure is classified as property, plant and equipment and is priced at cost.

     Risk management assets, non-regulated segment -- We use storage, transportation and requirements contracts, forwards, over-the-counter and exchange-traded options, futures and swap contracts to conduct our risk management activities. We use the mark-to-market method to account for these activities in accordance with Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities." Under this method, the aforementioned contracts are reflected at fair value, inclusive of future servicing costs and valuation adjustments, with resulting unrealized gains and losses recorded as assets or liabilities from risk management activities on the consolidated balance sheet. Current period changes in the assets and liabilities from risk management activities are recognized as net gains or losses on the consolidated statement of income. Changes in the assets and liabilities from risk management activity result primarily from changes in the valuation of the portfolio of contracts, maturity and settlement of contracts and newly originated transactions. Market prices and models used to value these transactions reflect our best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts. Values are adjusted to reflect the potential impact of liquidating our positions in an orderly manner over a reasonable period of time under present market conditions. Changes in market prices directly affect our estimate of the fair value of these transactions.

     At September 30, 2001, we had 3,800 open contracts, representing 2.3 Bcf notional volumes, that were marked to market with average contract maturities of less than two years. The $4.5 million mark-to-market gain associated with these positions was recorded as unrealized trading margin on the consolidated statement of income.

     Effective April 1, 2001, natural gas sales from our natural gas trading operations are netted against purchased gas costs and shown as gas trading margin on the consolidated statements of income. For the six months ended September 30, 2001, our gas trading margin consisted of a $4.0 million realized trading loss and a $4.5 million unrealized trading gain.

                            ATMOS ENERGY CORPORATION

     Risk management assets, utility segment -- Our business units have entered into financial instruments for the 2001-2002 heating season. The purpose of entering into these financial instruments is to protect us and our customers from unusually large winter period gas price increases. We use the mark-to-market method to account for these activities as described above. In accordance with Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation", current period changes in the assets and liabilities from risk management activities are recorded as deferred gas costs on the consolidated balance sheet. Accordingly, there is no earnings impact as a result of the use of these financial instruments. See Note 14. Upon maturity, the contracts are recognized in purchased gas cost.

     Income taxes -- Income taxes are provided based on the liability method, resulting in income tax assets and liabilities due to temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The liability method requires the effect of tax rate changes on current and accumulated deferred income taxes to be reflected in the period in which the rate change was enacted. The liability method also requires that deferred tax assets be reduced by a valuation allowance unless it is more likely than not that the assets will be realized.

     Cash and cash equivalents -- We consider all highly liquid investments with an initial or remaining maturity of three months or less to be cash equivalents.

     Deferred charges and other assets -- Deferred charges and other assets at September 30, 2001 and 2000 include merger and integration costs of $24.2 million and $30.0 million, net of the related reserve for possible non-recovery and accumulated amortization; the investment in Woodward Marketing of $17.4 million at September 30, 2000; and the indirect investment in Heritage Propane Partners of $23.8 million and $25.0 million in 2001 and 2000. Also included in deferred charges and other assets are assets of our qualified defined benefit retirement plans in excess of the plans' obligations of $44.4 million and $36.1 million, assets related to the nonqualified retirement plans of $25.1 million and $28.6 million, unamortized debt expense of $9.7 million and $5.4 million and deferred asset projects of $12.6 million and $10.9 million in 2001 and 2000.

     Deferred credits and other liabilities -- Deferred credits and other liabilities at September 30, 2001 and 2000 include customer advances for construction of $11.7 million and $10.9 million; obligations under other postretirement benefits of $38.1 million and $25.2 million in 2001 and 2000; and obligations under our nonqualified retirement plans of $34.2 million and $31.0 million in 2001 and 2000.

     Earnings per share -- The calculation of basic earnings per share is based on net income divided by the weighted average number of common shares outstanding. The calculation of diluted earnings per share is based on net income divided by the weighted average number of shares outstanding plus the dilutive shares related to the United Cities Gas Division's Long-term Stock Plan, the Long-Term Incentive Plan and Atmos' Restricted Stock Grant Plan.

     Comprehensive income -- In 1999, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires reporting of comprehensive income and its components (revenues, expenses, gains and losses) in any complete presentation of general purpose financial statements. Comprehensive income describes all changes, except those resulting from investments by owners and distributions to owners, in the equity of a business enterprise from transactions and other events including, as applicable, foreign-currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. While the primary component of comprehensive income is our reported net income, the other components of comprehensive income relate to unrealized gains and losses associated with certain investments held as available for sale.

     Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

                            ATMOS ENERGY CORPORATION
statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Weather insurance and hedges -- In June 2001, we purchased a three year weather insurance policy with an option to cancel in the third year if we obtain weather protection in our rate structures. The policy is for our Texas and Louisiana operations and covers the entire heating season of October to March beginning with the 2001 - 2002 heating season. The cost of the three year policy was approximately $13.2 million which was prepaid and will be amortized over the appropriate heating seasons. The insurance is designed to protect against weather that is warmer than normal.

     In July 2000, we entered into an agreement to purchase weather hedges for our Texas and Louisiana operations effective for the 2000 - 2001 heating season. The hedges were designed to help mitigate the effects of weather that was at least seven percent warmer than normal in both Texas and Louisiana while preserving any upside. The cost of the weather hedges was approximately $4.9 million which was amortized over the 2000 - 2001 heating season. The cost of the weather hedges was more than offset by the positive effects of colder weather on our gross profit.

     Recently issued accounting standards not yet adopted -- In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and Statement of Financial Accounting Standards No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using the purchase method. The provisions of this Statement were applied to the acquisition of Louisiana Gas Service Company and LGS Natural Gas Company effective July 1, 2001.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This Statement addresses the accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. This Statement requires that goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests. This Statement was adopted effective July 1, 2001 with respect to goodwill or other intangible assets acquired in connection with the Louisiana Gas Service Company and LGS Natural Gas Company acquisition. See
Note 2 "Acquisitions". With respect to our other intangible assets and goodwill, this Statement was adopted effective October 1, 2001. The proforma effect on goodwill amortization of adopting Statement of Financial Accounting Standards No. 142 is not material.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We are currently in the process of evaluating the impact the adoption of this Statement will have on our financial condition, results of operations or net cash flows.

     Reclassifications -- Certain prior year amounts have been reclassified to conform with the current year presentation.

                            ATMOS ENERGY CORPORATION

2.  ACQUISITIONS

  COMPLETION OF ACQUISITION OF REMAINING EQUITY INTEREST IN WOODWARD MARKETING

     In April 2001, we acquired from Woodward Marketing, Inc. the 55 percent interest in Woodward Marketing, L.L.C. that we did not already own in exchange for 1,423,193 restricted shares of our common stock. The consideration is subject to an upward adjustment, based on our share price, of up to 232,547 shares plus an amount of shares to compensate for dividends paid after the completion of the acquisition. The pro forma effects for the fiscal year ended September 30, 2001 of combining 100 percent of Woodward Marketing's results of operations with Atmos' consolidated results of operations are a $17.9 million increase in gas trading margin to $18.4 million, elimination of the $8.1 million equity in earnings of Woodward Marketing, a $6.2 million increase in net income to $62.3 million and a $.13 increase in diluted earnings per share to $1.60.

     Such pro forma effects for the fiscal year ended September 30, 2000 are a $16.2 million increase in gas trading margin to $16.2 million, elimination of the $7.3 million equity in earnings of Woodward Marketing, a $5.7 million increase in net income to $41.2 million and a $.12 increase in diluted earnings per share to $1.26.

     The acquisition enabled us to control Woodward Marketing's future direction and strategies. Results of 100 percent of Woodward Marketing's operations are consolidated with our results of operations for the third and fourth quarter of fiscal year 2001.

     The following table summarizes the fair market value of the 55 percent of Woodward Marketing's assets acquired and liabilities assumed as of April 1, 2001, in thousands:

Net property, plant and equipment...........................  $   1,649
Total current assets........................................    128,386
Other intangible assets.....................................        250
Goodwill....................................................     12,310
Deferred charges and other assets...........................    (12,085)
                                                              ---------
     Total assets acquired..................................    130,510
Current liabilities.........................................   (102,997)
Noncurrent liabilities......................................       (856)
                                                              ---------
     Net assets acquired....................................  $  26,657
                                                              =========

     Other intangible assets represent the fair market value of non-compete contracts. The cost assigned to these contracts is being amortized over 10 years. The value assigned to goodwill was based on our belief that ownership of 100 percent of Woodward Marketing would enable us to exercise greater control over Woodward Marketing's operation, thereby increasing its value. We expect that the goodwill amount will not be deductible for tax purposes.

  COMPLETION OF ACQUISITION OF NATURAL GAS OPERATIONS IN LOUISIANA

     Effective July 1, 2001, we acquired the assets of Louisiana Gas Service Company and LGS Natural Gas Company for $363.4 million. The acquired assets provide natural gas distribution service through approximately 279,000 residential and commercial meters in southeastern and northern Louisiana. The service territory includes the suburban areas of metropolitan New Orleans (excluding Orleans Parish), the north shore of Lake Pontchartrain and the Monroe/West Monroe metropolitan area. The non-regulated operations, which includes an intrastate pipeline company, provide gas transportation service to industrial customers in Louisiana and to the acquired assets.

                            ATMOS ENERGY CORPORATION

     The acquisition increased the size of our operations in Louisiana and allowed us to achieve certain synergies and cost savings by combining the acquired operations with our existing Louisiana operations. Results of operations of the Louisiana Gas Service assets are consolidated with our results of operations for the fourth quarter of fiscal year 2001.

     The following table summarizes the fair market values of the assets acquired and liabilities assumed as of July 1, 2001, in thousands:

Net property, plant and equipment...........................  $313,251
Total current assets........................................    31,423
Other intangible assets.....................................    11,200
Goodwill....................................................    49,793
Noncurrent assets from risk management activities...........     5,355
Deferred charges and other assets...........................       958
                                                              --------
     Total assets acquired..................................   411,980
Current liabilities.........................................   (45,972)
Noncurrent liabilities......................................    (2,609)
                                                              --------
     Net assets acquired....................................  $363,399
                                                              ========

     Other intangible assets represent the fair market value of industrial customer contracts and are being amortized over 10 years. The value assigned to goodwill was based on our belief that the acquisition of the Louisiana Gas assets will enable us to realize cost savings in the state of Louisiana when combined with our existing Louisiana operations. We expect that the entire goodwill amount will be deductible for tax purposes.

     The pro forma effects for the fiscal year ended September 30, 2001 of combining the results of operations of the Louisiana Gas assets with our consolidated results of operations are a $306.2 million increase in operating revenues to $1.7 billion, a $24.2 million decrease in net income to $31.9 million and a $.64 decrease in diluted earnings per share to $.83.

     Such pro forma effects for the fiscal year ended September 30, 2000 are a $186.1 million increase in operating revenues to $1.0 billion, a $6.9 million decrease in net income to $29.0 million and a $.22 decrease in diluted earnings per share to $.92.

  PENDING ACQUISITION OF MISSISSIPPI VALLEY GAS COMPANY

     In September 2001, we entered into a definitive agreement to acquire Mississippi Valley Gas Company, a privately held natural gas utility. This acquisition will be accounted for as a purchase and will be acquired using $75.0 million in cash and the issuance of $75.0 million in our common stock. We will also assume Mississippi Valley Gas' outstanding debt, net of working capital, of approximately $45.0 million. Mississippi Valley Gas provides natural gas distribution service to more than 261,500 residential, commercial, industrial and other customers located primarily in the northern and central regions of Mississippi. Mississippi Valley Gas has two underground storage facilities with
2.05 Bcf of working gas capacity. The acquisition must be approved by the Mississippi Public Service Commission, the issuance of our stock must be approved by five of the states in which we operate and the transaction must comply with the provisions of the Hart-Scott-Rodino Antitrust Improvements Act. It is anticipated that the acquisition will be completed in fiscal 2002.

                            ATMOS ENERGY CORPORATION

3.  DEBT

     Long-term debt at September 30, 2001 and 2000 consists of the following:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Unsecured 11.2% Senior Notes, due 2002, payable in annual
  installments of $2,000....................................  $  4,000   $  6,000
Unsecured 9.76% Senior Notes, due 2004, payable in annual
  installments of $3,000....................................    12,000     15,000
Unsecured 9.57% Senior Notes, due 2006, payable in annual
  installments of $2,000....................................    10,000     12,000
Unsecured 7.95% Senior Notes, due 2006, payable in annual
  installments of $1,000....................................     5,000      6,000
Unsecured 10% Notes, due 2011...............................     2,303      2,303
Unsecured 7.375% Senior Notes, due 2011.....................   350,000         --
Unsecured 8.07% Senior Notes, due 2006, payable in annual
  installments of $4,000 beginning 2002.....................    20,000     20,000
Unsecured 8.26% Senior Notes, due 2014, payable in annual
  installments of $1,818 beginning 2004.....................    20,000     20,000
Medium term notes
  Series A, 1995-1, 6.67%, due 2025.........................    10,000     10,000
  Series A, 1995-2, 6.27%, due 2010.........................    10,000     10,000
  Series A, 1995-3, 6.20%, due 2000.........................        --      2,000
Unsecured 6.75% Debentures, due 2028........................   150,000    150,000
First Mortgage Bonds
  Series J, 9.40% due 2021..................................    17,000     17,000
  Series P, 10.43% due 2017.................................    18,750     21,250
  Series Q, 9.75% due 2020..................................    19,000     20,000
  Series R, 11.32% due 2004.................................     6,440      8,580
  Series T, 9.32% due 2021..................................    18,000     18,000
  Series U, 8.77% due 2022..................................    20,000     20,000
  Series V, 7.50% due 2007..................................    10,000     10,000
Rental property, propane and other term notes due in
  installments through 2013.................................    10,601     12,631
                                                              --------   --------
     Total long-term debt...................................   713,094    380,764
Less current maturities.....................................   (20,695)   (17,566)
                                                              --------   --------
                                                              $692,399   $363,198
                                                              ========   ========

     Most of the Senior Notes and First Mortgage Bonds contain provisions that allow us to prepay the outstanding balance in whole at any time, subject to a prepayment premium. The Senior Note agreements and First Mortgage Bond indentures provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after December 31, 1988 may not exceed the sum of accumulated net income for periods after December 31, 1988 plus $15.0 million. At September 30, 2001, approximately $56.7 million of retained earnings was unrestricted.

                            ATMOS ENERGY CORPORATION

     As of September 30, 2001, all of the Greeley Gas Division utility plant assets with a net book value of approximately $174.4 million are subject to a lien under the 9.4 percent Series J First Mortgage Bonds assumed by us in the acquisition of Greeley Gas Company. Also, substantially all of the United Cities Gas Division utility plant assets, totaling approximately $314.1 million, are subject to a lien under the Indenture of Mortgage of the Series P through V First Mortgage Bonds.

     Based on the borrowing rates currently available to us for debt with similar terms and remaining average maturities, the fair value of long-term debt at September 30, 2001 and 2000 is estimated, using discounted cash flow analysis, to be $709.9 million and $368.8 million.

     Maturities of long-term debt at September 30, 2001 are as follows (in thousands):

2002........................................................  $ 20,695
2003........................................................    20,380
2004........................................................    17,866
2005........................................................    16,196
2006........................................................    14,259
Thereafter..................................................   623,698
                                                              --------
                                                              $713,094
                                                              ========

  SHORT-TERM DEBT

     At September 30, 2001, short-term debt was composed of $171.0 million of commercial paper and $30.2 million outstanding under two bank credit facilities. At September 30, 2000, it was composed of $250.0 million of commercial paper. The weighted average interest rate on short-term borrowings outstanding was 4.0 percent and 7.0 percent at September 30, 2001 and 2000.

  Committed credit facilities

     We have short-term committed credit facilities totaling $318.0 million. One short-term unsecured credit facility is for $300.0 million and serves as a backup liquidity facility for our commercial paper program. Our commercial paper is rated A-2 by Standard and Poor's and P-2 by Moody's. At September 30, 2001, $171.0 million of commercial paper was outstanding. On August 2, 2001, this facility was renewed for $300.0 million with an option to increase the amount by $100.0 million. We have a second facility in place for $18.0 million. At September 30, 2001, $2.2 million was outstanding under this credit facility. No amounts were outstanding under this credit facility at September 30, 2000. These credit facilities are negotiated at least annually and are used for working capital purposes.

  Uncommitted credit facilities

     Our Woodward Marketing subsidiary has an uncommitted credit facility for $140.0 million which is used for its non-regulated business. Atmos Energy Marketing, LLC, our wholly-owned subsidiary, is the sole guarantor of all amounts outstanding under this facility. At September 30, 2001, $28.0 million was outstanding under this credit facility. Related letters of credit totaling $38.8 million further reduced the amount available under this facility.

     We also have unsecured short-term uncommitted credit lines from two banks totaling $40.0 million. There were no borrowings under these uncommitted credit facilities at September 30, 2001 and 2000. The uncommitted lines are renewed or renegotiated at least annually with varying terms and we pay no fee for the availability of the lines. Borrowings under these lines are made on a when- and as-available basis at the discretion of the banks.

                            ATMOS ENERGY CORPORATION

     In addition, Woodward Marketing has up to $100.0 million available from Atmos for its non-regulated business. At September 30, 2001, $100.0 million was outstanding.

4.  INCOME TAXES

     The components of income tax expense for 2001, 2000 and 1999 are as follows:

                                                          2001      2000       1999
                                                         -------   -------   --------
                                                                (IN THOUSANDS)
Current
  Federal..............................................  $13,624   $    --   $(18,761)
  State................................................    2,189     2,500     (4,081)
Deferred
  Federal..............................................   14,971    18,611     27,370
  State................................................    3,013      (345)     5,321
Investment tax credits.................................     (429)     (447)      (294)
                                                         -------   -------   --------
                                                         $33,368   $20,319   $  9,555
                                                         =======   =======   ========

     Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that give rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 2001 and 2000 are presented below:

                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Costs expensed for book purposes and capitalized for tax
     purposes...............................................  $   1,269   $     382
  Accruals not currently deductible for tax purposes........      4,527       2,403
  Customer advances.........................................      4,443       4,159
  Nonqualified benefit plans................................     11,098       5,595
  Postretirement benefits...................................     21,638      11,907
  Unamortized investment tax credit.........................      1,049       1,303
  Regulatory liabilities....................................      1,396       3,159
  Tax net operating loss and credit carryforwards...........     13,154      34,255
  Other, net................................................      9,801       6,356
                                                              ---------   ---------
     Total deferred tax assets..............................     68,375      69,519
Deferred tax liabilities:
  Difference in net book value and net tax value of
     assets.................................................   (171,734)   (161,290)
  Pension funding...........................................    (16,010)     (6,708)
  Gas cost adjustments......................................      4,670     (14,130)
  Regulatory assets.........................................     (3,153)     (4,462)
  Cost capitalized for book purposes and expensed for tax
     purposes...............................................     (8,387)     (8,864)
  Other, net................................................    (12,695)     (5,684)
                                                              ---------   ---------
     Total deferred tax liabilities.........................   (207,309)   (201,138)
                                                              ---------   ---------
Net deferred tax liabilities................................  $(138,934)  $(131,619)
                                                              =========   =========
SFAS No. 109 deferred accounts for rate regulated
  entities..................................................  $   1,327   $   1,085
                                                              =========   =========

                            ATMOS ENERGY CORPORATION

     Reconciliations of the provisions for income taxes computed at the statutory rate to the reported provisions for income taxes for 2001, 2000 and 1999 are set forth below:

                                                            2001      2000      1999
                                                           -------   -------   ------
                                                                 (IN THOUSANDS)
Tax at statutory rate of 35%.............................  $31,310   $19,683   $9,555
Common stock dividends deductible for tax reporting......     (857)     (774)    (701)
State taxes..............................................    3,652     1,677      841
Other, net...............................................     (737)     (267)    (140)
                                                           -------   -------   ------
Provision for income taxes...............................  $33,368   $20,319   $9,555
                                                           =======   =======   ======

     We have tax credit carryforwards amounting to $12.4 million, the majority of which represent alternative minimum tax credits which do not expire. We also have net operating loss carryforwards for state income tax purposes amounting to $0.8 million which expire at varying times depending on the jurisdiction in which the net operating loss was generated.

5.  CONTINGENCIES

  LITIGATION

  Greeley Gas Division

     On September 23, 1999, a suit was filed in the District Court of Stevens County, Kansas, by Quinque Operating Company, Tom Boles and Robert Ditto, against more than 200 companies in the natural gas industry including us and our Greeley Gas Division. The plaintiffs, who purport to represent a class consisting of gas producers, royalty owners, overriding royalty owners, working interest owners and state taxing authorities, accuse the defendants of underpaying royalties on gas taken from wells situated on non-federal and non-Indian lands throughout the United States and offshore waters predicated upon allegations that the defendants' gas measurements are simply inaccurate and that the defendants failed to comply with applicable regulations and industry standards over the last 25 years. Although the plaintiffs do not specifically allege an amount of damages, they contend that this suit is brought to recover billions of dollars in revenues that the defendants have allegedly unlawfully diverted from the plaintiffs to themselves. On April 10, 2000, this case was consolidated for pre-trial proceedings with other similar pending litigation in federal court in Wyoming in which we are also a defendant along with over 200 other defendants in the case of In Re Natural Gas Royalties Quitam Litigation. In January 2001, the federal court elected to remand this case back to the Kansas state court. A reconsideration of remand was filed, but it was denied. The state court now has jurisdiction over this proceeding and has issued a preliminary case management order. We believe that the plaintiffs' claims are lacking in merit, and we intend to vigorously defend this action. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that we have adequate insurance and/or reserves to cover any damages that may ultimately be awarded.

  Energas Division

     On May 18, 2001, a suit was filed in the 99th District Court of Lubbock County, Texas, by the City of Lubbock, Texas, and the West Texas Municipal Agency against Stewart & Stevenson Energy Products, Inc., a division of GE Packaged Power, Inc. ("GE") and our Energas Division. The action arises out of
(i) the construction and installation of a gas-fired electric generating facility designed and installed by GE and (ii) the natural gas pipeline, which provides natural gas to the facility, that was designed and installed by our Energas Division. The plaintiffs allege that they incurred damages as a result of certain corrosive products that were introduced into the facility's turbine that damaged the turbine and necessitated repair costs of

                            ATMOS ENERGY CORPORATION
approximately $0.9 million and consequential damages of approximately $4.7 million comprised of electric power purchases made by the plaintiffs from other sources while the facility was inoperative or operating below specifications. The causes of action asserted by the plaintiffs against the Energas Division include breach of contract, breach of warranty and negligence. We have denied any liability and intend to vigorously defend against the plaintiffs' claims. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that we have adequate insurance and/or reserves to cover any damages that may ultimately be awarded.

  Atmos Energy Louisiana Gas Division

     Prior to our acquisition of the assets of Louisiana Gas Service Company, a division of Citizens Communications Company on July 1, 2001, Louisiana Gas Service Company was involved in a proceeding with the Louisiana Public Service Commission relating to past costs associated with the purchase of gas that it charged to its customers. Subsequent to our acquisition of the Louisiana Gas assets on July 1, 2001, we have taken over the defense of this proceeding and will have responsibility for administering and assuring the payment of refunds and/or credits to ratepayers that may arise from Citizens Communications' past activities with respect to the purchased gas costs. However, we believe the outcome of this proceeding will not have a material adverse impact on our financial condition, results of operations or net cash flows as Citizens Communications has agreed to fully indemnify us for any liability that may arise out of this proceeding.

  United Cities Propane Gas, Inc.

     United Cities Propane Gas, Inc., one of our wholly-owned subsidiaries, is a party to an action filed in June 2000 which is pending in the Circuit Court of Sevier County, Tennessee. The plaintiffs' claims arise out of injuries alleged to have been caused by a low-level propane explosion. The plaintiffs seek to recover damages of $13.0 million. Discovery activities have begun in this case. We have denied any liability, and we intend to vigorously defend against the plaintiffs' claims. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that we have adequate insurance and/or reserves to cover any damages that may ultimately be awarded.

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

  ENVIRONMENTAL MATTERS

  Manufactured Gas Plant Sites

     The United Cities Gas Division is the owner or previous owner of manufactured gas plant sites in Johnson City and Bristol, Tennessee and Hannibal, Missouri which were used to supply gas prior to availability of natural gas. The gas manufacturing process resulted in certain by-products and residual materials including coal tar. The manufacturing process used by our predecessors was an acceptable and satisfactory process at the time such operations were being conducted. Under current environmental protection laws and regulations, we may be responsible for response actions with respect to such materials if response actions are necessary.

     United Cities Gas Company and the Tennessee Department of Environment and Conservation entered into a consent order effective January 23, 1997, to facilitate the investigation, removal and remediation of the Johnson City site. United Cities Gas Company began the implementation of the consent order in the first

                            ATMOS ENERGY CORPORATION
quarter of 1997 which continued through September 30, 2001. The investigative phase of the work at the site has been completed. An interim removal action was completed in June 2001. The Tennessee Regulatory Authority granted United Cities Gas Company permission to defer, until its next rate case, all costs incurred in Tennessee in connection with state and federally mandated environmental control requirements.

     On July 22, 1998, we entered into an Abatement Order on Consent with the Missouri Department of Natural Resources addressing the former manufactured gas plant located in Hannibal, Missouri. Through our United Cities Gas Division, we agreed to perform a removal action, a subsequent site evaluation and to reimburse the response costs incurred by the state of Missouri in connection with the property. The removal action was conducted and completed in August 1998, and the site evaluation field work was conducted in August 1999. A risk assessment for the site is currently being performed. On March 9, 1999, the Missouri Public Service Commission issued an Order authorizing us to defer the costs associated with this site until March 9, 2001. A renewal of the Order has been requested. The matter is still pending before the Commission.

     As of September 30, 2001, we had incurred costs of approximately $0.9 million for the investigations of the Johnson City and Bristol, Tennessee and Hannibal, Missouri sites and had a remaining accrual relating to these sites of $0.8 million.

  Mercury Contamination Sites

     We have completed investigation and remediation activities pursuant to Consent Orders between the Kansas Department of Health and Environment and United Cities Gas Company. The Orders provided for the investigation and remediation of mercury contamination at gas pipeline sites which utilize or formerly utilized mercury meter equipment in Kansas. The Final Interim Characterization and Remediation Report has been submitted to the Kansas Department of Health. We are currently in the process of amending the Orders with the Kansas Department of Health to include all mercury meters that belonged to our Greeley Gas Division before the merger with Untied Cites Gas Company on July 31, 1997. These sites will be investigated and any necessary remediation will be enforced. As of September 30, 2001, we had incurred costs of $0.1 million for these sites and had a remaining accrual of $0.3 million for recovery. The Kansas Corporation Commission has authorized us to defer these costs and seek recovery in a future rate case.

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

6.  COMMON STOCK AND STOCK OPTIONS

  SHAREHOLDERS' RIGHTS PLAN

     We have a Rights Agreement under which each right ("Right") will entitle the holder thereof, until May 10, 2008 or the date of redemption of the Rights, to buy one share of Common Stock of Atmos at the exercise price of $80.00, subject to adjustment. At no time will the Rights have any voting rights. The exercise price payable and the number of shares of Common Stock or other securities or property issuable upon exercise of the Rights are subject to adjustment from time to time to prevent dilution. At the date upon which the rights become separate from our Common Stock (the "Distribution Date"), we will issue one right with each share of Common Stock that becomes outstanding so that all shares of Common Stock will have attached Rights. After the Distribution Date, we may issue Rights when we issue Common Stock if the Board deems such issuance to be necessary or appropriate.

                            ATMOS ENERGY CORPORATION

     The Rights will separate from the Common Stock and a Distribution Date will occur upon the occurrence of certain events specified in the Agreement, including but not limited to, the acquisition by certain persons of at least 15 percent of the beneficial ownership of our Common Stock. The Rights have certain anti-takeover effects and may cause substantial dilution to a person or entity that attempts to acquire the Company on terms not approved by the Board of Directors except pursuant to an offer conditioned upon a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors because, prior to the time that the Rights become exercisable or transferable, the Rights may be redeemed by us at $.01 per Right.

  SHARES ISSUED UNDER VARIOUS PLANS

     The following table presents the number of shares issued under our various plans in 2001 and 2000, as well as the number of shares available for future issuance at September 30, 2001.

                                                                          SHARES AVAILABLE
                                                        SHARES ISSUED     FOR ISSUANCE AT
                                                      -----------------    SEPTEMBER 30,
                                                       2001      2000           2001
                                                      -------   -------   ----------------
Restricted Stock Grant Plan.........................       --        --        732,750
Employee Stock Ownership Plan.......................  225,945   258,049        935,064
Direct Stock Purchase Plan..........................  411,159   440,990      1,374,738
Outside Directors Stock-For-Fee Plan................    2,152     2,601         35,785
United Cities Long-Term Stock Plan..................   15,300     4,200        168,550
Long-Term Incentive Plan............................   17,172        --      1,482,828
Equity Incentive and Deferred Compensation Plan for
  Non-Employee Directors............................    2,740        --        147,260

  RESTRICTED STOCK GRANT PLAN

     Our Restricted Stock Grant Plan for management and key employees of the Company, which became effective October 1, 1987 and was amended and restated in February 1998, provides for awards of common stock that are subject to certain restrictions. The Restricted Stock Grant Plan is administered by the Board of Directors. The members of the Board who are not employees of Atmos make the final determinations regarding participation in the Plan, awards under the Plan and restrictions on the restricted stock awarded. The restricted stock may consist of previously issued shares purchased on the open market or shares issued directly from us. During 1998, we increased the number of shares of our common stock that may be issued under the Restricted Stock Grant Plan by 650,000 shares. Compensation expense of $1.1 million, $2.3 million and $1.6 million was recognized in 2001, 2000 and 1999 in connection with the vesting of shares awarded under the Plan.

  EMPLOYEE STOCK OWNERSHIP PLAN

     Prior to January 1, 1999, we had an Employee Stock Ownership Plan and the United Cities Gas Division had a 401(k) savings plan. The Employee Stock Ownership Plan was amended effective January 1, 1999, as is more fully discussed in Note 7.

  DIRECT STOCK PURCHASE PLAN

     We also have a Direct Stock Purchase Plan. Participants in the Direct Stock Purchase Plan may have all or part of their dividends reinvested at a three percent discount from market prices. Direct Stock Purchase Plan participants may purchase additional shares of Atmos common stock as often as weekly with voluntary cash payments of at least $25, up to an annual maximum of $100,000.

                            ATMOS ENERGY CORPORATION

  OUTSIDE DIRECTORS STOCK-FOR-FEE PLAN

     In November 1994, the Board adopted the Outside Directors Stock-for-Fee Plan which was approved by the shareholders of Atmos in February 1995 and was amended and restated in November 1997. The plan permits non-employee directors to receive all or part of their annual retainer and meeting fees in stock rather than in cash.

  EQUITY INCENTIVE AND DEFERRED COMPENSATION PLAN FOR NON-EMPLOYEE DIRECTORS

     In November 1998, the Board adopted the Equity Incentive and Deferred Compensation Plan for Non-Employee Directors which was approved by the shareholders of Atmos in February 1999. Such plan represents an amendment to the Atmos Energy Corporation Deferred Compensation Plan for Outside Directors adopted by the Company on May 10, 1990 and replaced the pension payable under the Company's Retirement Plan for Non-Employee Directors. Only non-employee directors of Atmos are eligible to participate in the Equity Incentive and Deferred Compensation Plan, the purpose of which is to provide non-employee directors with the opportunity to defer receipt of compensation for services rendered to the Company, invest deferred compensation into either a cash account or a stock account and to receive an annual grant of share units for each year of service on the Board.

  STOCK-BASED COMPENSATION PLANS

     We have two stock-based compensation plans that provide for the granting of stock options to officers, key employees and non-employee directors. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives and promoting the success of Atmos by providing employees the opportunity to acquire common stock.

  UNITED CITIES LONG-TERM STOCK PLAN

     Prior to the merger with Atmos, certain United Cities Gas Company officers and key employees participated in the United Cities Long-Term Stock Plan implemented in 1989. At the time of the merger on July 31, 1997, Atmos adopted this plan by registering a total of 250,000 shares of Atmos stock to be issued under the Long-Term Stock Plan for the United Cities Division. Under this plan, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or any combination thereof may be granted to officers and key employees of the United Cities Gas Division. Options granted under the plan become exercisable at a rate of 20 percent per year and expire 10 years after the date of grant. During 2001, 15,300 options were exercised under the plan. At September 30, 2001, there were 19,300 options outstanding, all of which were fully vested. No incentive stock options, nonqualified stock options, stock appreciation rights or restricted stock have been granted under the plan since 1996. Because of the limited nature of this plan, the pro forma effects of applying Statement of Financial Accounting Standards No. 123 would have less than a $.01 per diluted share effect on earnings per share or approximately $4,764, $8,580 and $30,852 for 2001, 2000 and 1999.

  LONG-TERM INCENTIVE PLAN

     On August 12, 1998, the Board of Directors approved and adopted the 1998 Long-Term Incentive Plan, which became effective October 1, 1998 after approval by the shareholders of Atmos. The Long Term Incentive Plan represents a part of our Total Rewards strategy which we developed as a result of a study we conducted of all employee, executive and non-employee director compensation and benefits. The Long Term Incentive Plan is a comprehensive, long-term incentive compensation plan providing for discretionary awards of incentive stock options, non-qualified stock options, stock appreciation rights, bonus stock, restricted stock and performance-based stock to help attract, retain and reward employees and non-employee directors of Atmos and its subsidiaries.

                            ATMOS ENERGY CORPORATION

     We are authorized to grant awards for up to a maximum of 1,500,000 shares of common stock under the Long Term Incentive Plan subject to certain adjustment provisions. The option price is equal to the market price of our stock at the date of grant. The stock options expire 10 years from the date of the grant and options vest annually over a service period ranging from one to three years. At September 30, 2001, we had 1,009,330 options outstanding under the Long Term Incentive Plan at an exercise price ranging from $14.68 to $25.66.

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued. This statement establishes a fair value-based method of accounting for employee stock options or similar equity instruments and encourages, but does not require, all companies to adopt that method of accounting for all of their employee stock compensation plans. Statement of Financial Accounting Standards No. 123 allows companies to continue to measure compensation cost for employee stock options or similar equity instruments using the intrinsic value method of accounting described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". We have elected to continue using the intrinsic value method as prescribed by Accounting Principles Board No. 25. Under this method no compensation cost for stock options are recognized for stock option awards granted at or above fair market value.

     A summary of activity for grants of stock options follows:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                              NUMBER OF   EXERCISE
                                                               OPTIONS     PRICE
                                                              ---------   --------
Outstanding -- September 30, 1998...........................         --    $   --
  Granted...................................................    341,000     24.43
  Exercised.................................................         --        --
  Forfeited.................................................    (16,000)    24.41
                                                              ---------
Outstanding -- September 30, 1999...........................    325,000     24.43
                                                              ---------
  Granted...................................................    379,500     16.03
  Exercised.................................................         --        --
  Forfeited.................................................    (46,000)    22.03
                                                              ---------
Outstanding -- September 30, 2000...........................    658,500     19.76
                                                              ---------
  Granted...................................................    439,500     23.45
  Exercised.................................................    (17,172)    15.82
  Forfeited.................................................    (71,498)    19.86
                                                              ---------
Outstanding -- September 30, 2001...........................  1,009,330    $21.43
                                                              ---------

                            ATMOS ENERGY CORPORATION

     Information about outstanding and exercisable options, as of September 30, 2001, follows:

                                   OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                            ----------------------------------   --------------------
                                         WEIGHTED
                                          AVERAGE
                                         REMAINING    WEIGHTED               WEIGHTED
                                        CONTRACTUAL   AVERAGE                AVERAGE
        RANGE OF            NUMBER OF      LIFE       EXERCISE   NUMBER OF   EXERCISE
     EXERCISE PRICES         OPTIONS    (IN YEARS)     PRICE      OPTIONS     PRICE
-------------------------   ---------   -----------   --------   ---------   --------
$14.68 to $17.49....          280,330       8.4        $15.63      93,445     $15.63
$17.50 to $20.24....           32,000       8.9         19.84      10,667      19.84
$20.25 to $23.99....          406,000       9.4         23.40         334      23.94
$24.00 to $25.66....          291,000       7.6         24.43     181,002      24.43
-------------------------------------------------------------------------------------
$14.68 to $25.66....        1,009,330       8.6         21.43     285,448      21.37

     A summary of outstanding options that are fully exercisable follows:

                                                                             WEIGHTED
                                                              NUMBER OF      AVERAGE
                                                               OPTIONS    EXERCISE PRICE
                                                              ---------   --------------
Exercisable -- September 30, 1999...........................        --            --
Exercisable -- September 30, 2000...........................    90,503        $24.43
Exercisable -- September 30, 2001...........................   285,448        $21.37

  Pro Forma Fair Value Disclosures:

     Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by Statement of Financial Accounting Standards No. 123, our net income and earnings per share for the three years ended September 30, would have been impacted as shown in the following table.

                                                              2001    2000    1999
                                                              -----   -----   -----
Net income -- as reported (millions)........................  $56.1   $35.9   $17.7
Net income -- pro forma (millions)..........................  $55.7   $35.7   $17.6
Basic earnings per share -- as reported.....................  $1.47   $1.14   $0.58
Basic earnings per share -- pro forma.......................  $1.46   $1.13   $0.58
Diluted earnings per share -- as reported...................  $1.47   $1.14   $0.58
Diluted earnings per share -- pro forma.....................  $1.46   $1.13   $0.57

     In accordance with the fair value method of determining compensation expense, the weighted average grant date fair value per share of options granted was as follows:

     - $3.97 in fiscal 2001;

     - $2.88 in fiscal 2000; and

     - $4.10 in fiscal 1999.

                            ATMOS ENERGY CORPORATION

     We used the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions for the years ended September 30:

                                                              2001   2000   1999
                                                              ----   ----   ----
Expected Life (years).......................................     5      5      7
Interest rate...............................................   4.7%   5.8%   5.9%
Volatility..................................................  25.5%  25.1%  22.2%
Dividend yield..............................................   4.9%   5.0%   5.2%

7.  EMPLOYEE RETIREMENT, STOCK OWNERSHIP AND OTHER PLANS

  DEFINED BENEFIT PLANS

     Effective January 1, 1999, we established the Atmos Pension Account Plan which covers substantially all employees of Atmos. Opening account balances were established for participants as of January 1, 1999 equal to the present value of their respective accrued benefits under the pension plans which were previously in effect as of December 31, 1998. The Pension Account Plan credits an allocation to each participant's account at the end of each year according to a formula based on the participant's age, service and total pay (excluding incentive pay).

     The Pension Account Plan also provides for an additional annual allocation based upon a participant's age as of January 1, 1999 for those participants who were participants in the prior pension plans. The plan will credit this additional allocation each year through December 31, 2008. In addition, at the end of each year, a participant's account will be credited with interest on the employee's prior year account balance. A special grandfather benefit also applies through December 31, 2008, for participants who were at least age 50 as of January 1, 1999, and who were participants in one of the prior plans on December 31, 1998. Participants are fully vested in their account balances after five years of service and may choose to receive their account balances as a lump sum or an annuity.

     Our funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

                            ATMOS ENERGY CORPORATION

     We record the accrued pension asset in deferred charges and other assets. The following table sets forth the total for the Pension Account Plan's funded status for 2001 and 2000:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $210,152   $200,465
  Service cost..............................................     3,557      2,352
  Interest cost.............................................    16,408     14,573
  Actuarial (gain) loss.....................................      (875)     5,039
  Acquisition/merger........................................      (385)     5,156
  Benefits paid.............................................   (17,979)   (17,433)
                                                              --------   --------
  Benefit obligation at end of year.........................   210,878    210,152
Change in plan assets:
  Fair value of plan assets at beginning of year............   279,498    282,498
  Actual return on plan assets..............................   (14,807)     9,277
  Acquisition/merger........................................      (385)     5,156
  Benefits paid.............................................   (17,979)   (17,433)
                                                              --------   --------
  Fair value of plan assets at end of year..................   246,327    279,498
                                                              --------   --------
Funded status...............................................    35,449     69,346
Unrecognized transition asset...............................       (72)      (362)
Unrecognized prior service cost.............................    (7,995)    (8,878)
Unrecognized net (gain) loss................................    17,021    (24,004)
                                                              --------   --------
Accrued pension asset.......................................  $ 44,403   $ 36,102
                                                              ========   ========

                                                              2001   2000   1999
                                                              ----   ----   ----
Weighted average assumptions for end of year disclosure:
  Discount rate.............................................   7.5%   8.0%   7.5%
  Rate of compensation increase.............................   4.0%   4.0%   4.0%
  Expected return on plan assets............................  10.0%  10.0%  10.0%

     The plan assets consist primarily of investments in common stocks, interest bearing securities and interests in commingled pension trust funds.

                            ATMOS ENERGY CORPORATION

     Net periodic pension cost, which is recorded as an operation expense, for the Pension Account Plan for 2001, 2000 and 1999 included the following components:

                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Components of net periodic pension cost:
  Service cost.......................................  $  3,557   $  2,352   $  4,232
  Interest cost......................................    16,408     14,573     14,696
  Expected return on assets..........................   (27,093)   (27,403)   (27,846)
Amortization of:
  Transition obligation (asset)......................      (290)      (263)      (248)
  Prior service cost.................................      (883)      (802)      (703)
  Actuarial (gain)...................................        --     (1,610)    (1,487)
                                                       --------   --------   --------
     Net periodic pension cost.......................  $ (8,301)  $(13,153)  $(11,356)
                                                       ========   ========   ========

  SUPPLEMENTAL EXECUTIVE BENEFITS PLANS

     We have a nonqualified Supplemental Executive Benefits Plan which provides additional pension, disability and death benefits to the officers and certain other employees of Atmos. The Supplemental Executive Benefits Plan was amended and restated in August 1998. In addition, in August 1998, we adopted the Performance-Based Supplemental Executive Benefits Plan which covers all employees who become officers or business unit presidents after August 12, 1998 or any other employees selected by our Board of Directors in its discretion.

                            ATMOS ENERGY CORPORATION

     We record the accrued pension cost in deferred credits and other liabilities. The following table sets forth the total for the Supplemental Plans' funded status for 2001 and 2000:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $ 47,426   $ 38,825
  Service cost..............................................       832        937
  Interest cost.............................................     3,751      2,916
  Actuarial loss............................................     3,642      6,482
  Benefits paid.............................................    (2,806)    (1,734)
                                                              --------   --------
  Benefit obligation at end of year.........................    52,845     47,426
Change in plan assets:
  Fair value of plan assets at beginning of year............        --         --
  Employer contribution.....................................     2,806      1,734
  Benefits paid.............................................    (2,806)    (1,734)
                                                              --------   --------
  Fair value of plan assets at end of year..................        --         --
                                                              --------   --------
Funded status...............................................   (52,845)   (47,426)
Unrecognized transition asset...............................       292        388
Unrecognized prior service cost.............................     6,793      7,815
Unrecognized net loss.......................................    11,538      8,220
                                                              --------   --------
Accrued pension cost........................................  $(34,222)  $(31,003)
                                                              ========   ========

                                                              2001   2000   1999
                                                              ----   ----   ----
Weighted average assumptions for end of year disclosure:
  Discount rate.............................................   7.5%   8.0%   7.5%
  Rate of compensation increase.............................   4.0%   4.0%   4.0%
  Expected return on plan assets............................  10.0%  10.0%  10.0%

     Assets for the Supplemental Plans are held in our rabbi trusts (see Note
12) and consist primarily of investments in equity mutual funds. The market value of the rabbi trusts amounted to $25.1 million and $28.6 million at September 30, 2001 and 2000. The assets in the rabbi trusts are included on our balance sheet under deferred charges and other assets and are not presented above as plan assets.

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Supplemental Plans with accumulated benefit obligations in excess of plan assets were $52.8 million, $45.5 million and none, as of September 30, 2001, and $47.4 million, $41.1 million and none, as of September 30, 2000.

                            ATMOS ENERGY CORPORATION

     Net periodic pension cost, which is recorded as an operation expense, for the Supplemental Plans for 2001, 2000 and 1999 included the following components:

                                                              2001     2000     1999
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Components of net periodic pension cost:
  Service cost.............................................  $  832   $  937   $1,151
  Interest cost............................................   3,751    2,916    2,488
Amortization of:
  Transition obligation....................................      96       96       96
  Prior service cost.......................................   1,022    1,022    1,022
  Actuarial loss...........................................     325      215      216
                                                             ------   ------   ------
     Net periodic pension cost.............................  $6,026   $5,186   $4,973
                                                             ======   ======   ======

  EMPLOYEE STOCK OWNERSHIP PLAN

     Atmos sponsors an Employee Stock Ownership Plan for substantially all employees. Effective January 1, 1999 the Employee Stock Ownership Plan was amended to provide for deferral of a portion of a participant's salary of up to 21 percent. In addition, among other changes to the Employee Stock Ownership Plan, participants are provided with automatic matching contributions of 100 percent of each participant's salary reduction up to 4 percent of the participant's salary and are provided the option of taking out loans against their accounts subject to certain restrictions. Each participant enters into a salary reduction agreement with Atmos pursuant to which the participant's salary is reduced by an amount not more than 21 percent. Taxes on the amount by which the participant's salary is reduced are deferred pursuant to Section 401(k) of the Internal Revenue Code. The amount of the salary reduction is contributed by us to the Employee Stock Ownership Plan for the account of the participant. Matching contributions to the Plan were expensed as incurred and amounted to $3.2 million, $3.0 million, and $2.4 million for 2001, 2000 and 1999. The directors may also approve discretionary contributions, subject to the provisions of the Internal Revenue Code of 1986 and applicable regulations of the Internal Revenue Service. No discretionary contributions were made for 2001, 2000, nor 1999.

  VARIABLE PAY PLAN

     The Variable Pay Plan was created to give each employee an opportunity to share in the success of Atmos based on certain criteria. Each fiscal year, we establish key performance measures for the Variable Pay Plan. These performance measures are considered critical to achieving business objectives for a given year and may include such things as growth in earnings, improved cash flows or crucial customer satisfaction and safety results. Each year a performance measure is established, and we make accruals during the year of the expected pay-out based on the best estimates available at that time.

8.  OTHER POSTRETIREMENT BENEFITS

     Prior to January 1, 1999, Atmos sponsored two postretirement plans other than pensions. Each provided health care benefits to retired employees. One provided benefits to the United Cities Gas Division retirees and the other provided medical benefits to all other retired Atmos employees.

     Effective January 1, 1999, the United Cities plan was merged into the Atmos plan and began providing benefits to future retirees that are essentially the same as provided to other Atmos employees.

                            ATMOS ENERGY CORPORATION

     Substantially all of our employees become eligible for these benefits if they reach retirement age while working for us and attain certain specified years of service. In addition, participant contributions are required under the plan.

     We record the accrued postretirement cost primarily in deferred credits and other liabilities. The following table sets forth the total liability currently recognized for the postretirement plan other than pensions for 2001 and 2000:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $ 63,029   $ 56,832
  Service cost..............................................     2,274      2,543
  Interest cost.............................................     5,434      4,119
  Plan participants' contributions..........................       649        653
  Actuarial loss............................................     6,023        170
  Acquisitions/divestitures.................................    10,402      2,593
  Benefits paid.............................................    (4,961)    (3,881)
                                                              --------   --------
  Benefit obligation at end of year.........................    82,850     63,029
Change in plan assets:
  Fair value of plan assets at beginning of year............    11,872      9,964
  Actual return on plan assets..............................      (463)       809
  Employer contributions....................................     6,757      4,118
  Plan participants' contributions..........................       649        653
  Acquisitions/divestitures.................................        --        209
  Benefits paid.............................................    (4,961)    (3,881)
                                                              --------   --------
  Fair value of plan assets at end of year..................    13,854     11,872
                                                              --------   --------
Funded status...............................................   (68,996)   (51,157)
Unrecognized transition obligation..........................    18,709     20,221
Unrecognized prior service cost.............................     2,054      2,574
Unrecognized net (gain) loss................................     4,834     (2,306)
                                                              --------   --------
Accrued postretirement cost.................................  $(43,399)  $(30,668)
                                                              ========   ========

                                                              2001   2000   1999
                                                              ----   ----   ----
Weighted average assumptions for end of year disclosure:
  Discount rate.............................................  7.5%   8.0%   7.5%
  Expected return on plan assets............................  5.3%   5.3%   5.3%
  Initial trend rate........................................  7.0%   8.0%   9.0%
  Ultimate trend rate.......................................  5.0%   5.0%   5.0%
  Number of years from initial to ultimate trend............    3      4      5

                            ATMOS ENERGY CORPORATION

     Net periodic postretirement cost, which is recorded as an operation expense, for the combined postretirement benefit plans for 2001, 2000 and 1999 included the following components:

                                                              2001     2000     1999
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Components of net periodic postretirement cost:
  Service cost.............................................  $2,274   $2,543   $2,150
  Interest cost............................................   5,434    4,119    4,360
  Expected return on assets................................    (653)    (540)    (349)
Amortization of:
  Transition obligation....................................   1,511    1,511    1,511
  Prior service cost.......................................     520      520      520
  Actuarial (gain) loss....................................      --      (94)     648
                                                             ------   ------   ------
     Net periodic postretirement cost......................  $9,086   $8,059   $8,840
                                                             ======   ======   ======

     Assumed health care cost trend rates have a significant effect on the amounts reported for the plans. A one-percentage point change in assumed health care cost trend rates would have the following effects on the latest actuarial calculations:

                                                             1-PERCENTAGE     1-PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
                                                                    (IN THOUSANDS)
Effect on total of service and interest cost components...      $  607          $  (448)
Effect on postretirement benefit obligation...............      $8,160          $(7,021)

     We are currently recovering other postretirement benefits costs through our regulated rates under Statement of Financial Accounting Standards No. 106 accrual accounting in Colorado, Kansas, the majority of the Texas service area and Kentucky. We receive rate treatment as a cost of service item for other postretirement benefits costs on the pay-as-you-go basis in Louisiana. Other postretirement benefits costs have been specifically addressed in rate orders in each jurisdiction served by the United Cities Gas Division or have been included in a rate case and not disallowed. Management believes that accrual accounting in accordance with Statement of Financial Accounting Standards No. 106 is appropriate and will continue to seek rate recovery of accrual-based expenses in its ratemaking jurisdictions that have not yet approved the recovery of these expenses.

9.  EARNINGS PER SHARE

     Basic earnings per share has been computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed by dividing net income for the period by the weighted average number of common shares outstanding during the period adjusted for restricted stock and other contingently issuable shares of common stock. Net income for the years ended September 30, 2001, 2000 and 1999 for basic and diluted earnings per share are the same, as there were no contingently issuable shares of stock whose issuance would have impacted

                            ATMOS ENERGY CORPORATION
net income. A reconciliation between basic and diluted weighted average common shares outstanding at September 30 follows:

                                                              2001     2000     1999
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Weighted average common shares -- basic....................  38,156   31,461   30,566
Effect of dilutive securities:
  Restricted stock.........................................      79      125      238
  Stock options............................................      12        8       15
                                                             ------   ------   ------
Weighted average common shares -- diluted..................  38,247   31,594   30,819
                                                             ======   ======   ======

10.  STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

     Supplemental disclosures of cash flow information for 2001, 2000 and 1999 are presented below.

                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Cash paid (received) for
  Interest..............................................  $41,042   $46,243   $40,446
  Income taxes..........................................  $16,808   $(7,989)  $(7,184)

     In connection with our transaction related to the sale of our propane business (see Note 1 of notes to consolidated financial statements), we contributed property, plant and equipment of $38.9 million with a related accumulated depreciation of $17.1 million and deferred charges and other assets of $3.9 million in exchange for an indirect investment in Heritage Propane Partners. In addition, we received net proceeds of $6.5 million and recorded a gain on the transaction of $5.8 million.

     In May 2000, we completed the acquisition, which was accounted for as a purchase, of the Missouri natural gas distribution assets of Southwestern Energy Company and subsequent thereto, its operations were included in our consolidated results. We paid $32.0 million in connection with this acquisition. Of the $32.0 million paid in cash, we recorded property, plant and equipment of $52.3 million with a related accumulated depreciation of $21.7 million, accounts receivable of $1.3 million, inventories of $0.3 million and gas stored underground of $2.0 million. In addition, we recorded accounts payable of $0.2 million, taxes payable of $0.4 million, customer deposits of $1.2 million and deferred credits of $0.4 million.

     In April 2001, we completed the acquisition, which was accounted for as a purchase, of the remaining 55 percent of Woodward Marketing that we did not already own in exchange for 1,423,193 restricted shares of our common stock. Subsequent to the acquisition, Woodward Marketing's operations were included in our consolidated results. Consideration given for the stock purchase was $26.7 million. In connection with the issuance of the stock for this acquisition, we recorded property, plant and equipment of $2.1 million with a related accumulated depreciation of $0.4 million, accounts receivable of $94.8 million, gas stored underground of $10.7 million, assets from risk management activities of $9.8 million, intangible assets of $0.2 million and goodwill of $12.3 million. In addition, we received $8.6 million in cash and $4.5 million of cash held on deposit in margin accounts. We also reduced deferred charges and other assets by $12.1 million which related to the net of the amounts received in the purchase and the removal of the 45 percent equity investment we had in Woodward Marketing which we had previously owned. Liabilities assumed in the acquisition included $95.2 million in accounts payable, $0.5 million in customer deposits, $7.3 million in other current liabilities and $0.8 million in deferred credits and other liabilities.

     In July 2001, we completed the acquisition, which was accounted for as a purchase, of the natural gas operations of Louisiana Gas Service Company and LGS Natural Gas Company. Subsequent to the

                            ATMOS ENERGY CORPORATION
acquisition, the operations of Louisiana Gas Service and LGS Natural Gas were included in our consolidated results. We paid $363.4 million in cash in connection with this acquisition. We recorded property, plant and equipment of $466.5 million with a related accumulated depreciation of $153.2 million, accounts receivable of $18.1 million, gas stored underground of $12.4 million, a deferred gas credit of $10.8 million, assets from risk management activities of $11.7 million, noncurrent assets from risk management activities of $5.3 million and deferred charges and other assets of $1.0 million. In addition, we recorded intangible assets of $11.2 million, goodwill of $49.8 million and $9.0 million in deferred tax assets. Liabilities assumed in the acquisition included $12.8 million in accounts payable, $16.0 million in customer deposits, $14.1 million in liabilities from risk management activities, $3.1 million in other current liabilities and $11.6 million in deferred credits and other liabilities.

11.  SEGMENT INFORMATION

     Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. We evaluate performance based on net income or loss of the respective operating units.

     In accordance with Statement of Financial Accounting Standards No. 131, we have identified the Utility and Non-regulated segments, as described in Note 1. We consider each business unit within our utility segment to be a reporting unit of the utility segment and not a reportable segment. Our chief executive officer makes decisions about allocating resources to the utility segment as a whole and not to individual reporting units. The individual operations that comprise the non-regulated segment are not currently material to our consolidated financial position or results of operation and therefore do not require separate reporting.

     Summarized financial information concerning our reportable segments is shown in the following table:

                                                                   NON-
                                                     UTILITY     REGULATED     TOTAL
                                                    ----------   ---------   ----------
                                                              (IN THOUSANDS)
As of and for the year ended
  September 30, 2001:
Operating revenues................................  $1,380,148   $ 67,382    $1,447,530
Intersegment revenues.............................       1,989      3,266         5,255
Depreciation and amortization.....................      65,614      2,050        67,664
Operating income..................................     127,980      2,301       130,281
Equity in earnings of Woodward Marketing, L.L.C...          --      8,062         8,062
Interest charges, net.............................      45,313      1,698        47,011
Net income........................................      49,881      6,209        56,090
Total assets......................................   1,732,697    367,156     2,099,853
Equity investment in unconsolidated investee......          --     23,840        23,840
Expenditures for additions to long-lived assets...     112,683        426       113,109

                            ATMOS ENERGY CORPORATION

                                                                   NON-
                                                     UTILITY     REGULATED     TOTAL
                                                    ----------   ---------   ----------
                                                              (IN THOUSANDS)
As of and for the year ended
  September 30, 2000:
Operating revenues................................     739,951    118,855       858,806
Intersegment revenues.............................       5,116      3,538         8,654
Depreciation and amortization.....................      60,120      3,735        63,855
Operating income..................................      77,207      8,109        85,316
Equity in earnings of Woodward Marketing, L.L.C...          --      7,307         7,307
Interest charges, net.............................      42,096      1,727        43,823
Net income........................................      22,459     13,459        35,918
Total assets......................................   1,253,023    112,294     1,365,317
Equity investment in unconsolidated investee......          --     42,330        42,330
Expenditures for additions to long-lived assets...     105,012      1,128       106,140

As of and for the year ended
  September 30, 1999:
Operating revenues................................     621,211     76,360       697,571
Intersegment revenues.............................       3,898      3,477         7,375
Depreciation and amortization.....................      52,503      4,371        56,874
Operating income..................................      49,000      5,239        54,239
Equity in earnings of Woodward Marketing, L.L.C...          --      7,156         7,156
Interest charges, net.............................      35,799      1,264        37,063
Net income........................................      10,800      6,944        17,744
Total assets......................................   1,152,469     94,627     1,247,096
Equity investment in unconsolidated investee......          --     15,973        15,973
Expenditures for additions to long-lived assets...     108,454      1,899       110,353

     The following table presents a reconciliation of the operating revenues to total consolidated revenues for the years ended September 30, 2001, 2000 and 1999:

                                                         2001        2000       1999
                                                      ----------   --------   --------
                                                               (IN THOUSANDS)
Total revenues for reportable segments..............  $1,447,530   $858,806   $697,571
Elimination of intersegment revenues................      (5,255)    (8,654)    (7,375)
                                                      ----------   --------   --------
     Total operating revenues.......................  $1,442,275   $850,152   $690,196
                                                      ==========   ========   ========

     A reconciliation of total assets for the reportable segments to total consolidated assets for September 30, 2001, 2000 and 1999 is presented below:

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Total assets for reportable segments.............  $2,099,853   $1,365,317   $1,247,096
Elimination of intercompany accounts.............     (63,673)     (16,559)     (16,559)
                                                   ----------   ----------   ----------
     Total consolidated assets...................  $2,036,180   $1,348,758   $1,230,537
                                                   ==========   ==========   ==========

                            ATMOS ENERGY CORPORATION

     The following table summarizes our revenues by products and services for the year ended September 30:

                                                         2001        2000       1999
                                                      ----------   --------   --------
                                                               (IN THOUSANDS)
Gas sales revenues:
  Residential.......................................  $  788,902   $405,552   $349,691
  Commercial........................................     342,945    176,712    144,836
  Public authority and other........................      58,539     27,198     22,330
  Industrial........................................     148,180     97,089     73,194
                                                      ----------   --------   --------
     Total gas sales revenues.......................   1,338,566    706,551    590,051
Transportation revenues.............................      28,668     23,610     23,035
Other gas revenues..................................      10,925      4,674      4,227
                                                      ----------   --------   --------
     Total utility revenues.........................   1,378,159    734,835    617,313
Propane revenues....................................          --     22,550     22,944
Non-Regulated revenues..............................      64,116     92,767     49,939
                                                      ----------   --------   --------
     Total operating revenues.......................  $1,442,275   $850,152   $690,196
                                                      ==========   ========   ========

12.  MARKETABLE SECURITIES

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," all marketable securities are classified as available-for-sale and are reported at market value with unrealized gains and losses shown as a component of shareholders' equity labeled "unrealized holding gains (losses) on investments, net." All marketable securities are held in rabbi trusts for the Supplemental Executive Benefits Plans.

     The cost, unrealized holding gain (loss) and the market value of the marketable securities are as follows:

                                                                  UNREALIZED
                                                                    HOLDING     MARKET
                                                         COST     GAIN (LOSS)    VALUE
                                                        -------   -----------   -------
                                                                (IN THOUSANDS)
As of September 30, 2001:
  Available-for-sale securities:
     Domestic equity mutual funds.....................  $24,565     $(1,496)    $23,069
     Foreign equity mutual funds......................    2,845        (804)      2,041
                                                        -------     -------     -------
                                                        $27,410     $(2,300)    $25,110
                                                        =======     =======     =======
As of September 30, 2000:
  Available-for-sale securities:
     Domestic equity mutual funds.....................  $22,557     $ 3,148     $25,705
     Foreign equity mutual funds......................    2,462         398       2,860
                                                        -------     -------     -------
                                                        $25,019     $ 3,546     $28,565
                                                        =======     =======     =======

13.  LEASES

     We have entered into non-cancelable operating leases for office and warehouse space used in our operations. The remaining lease terms range from one to 17 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. We have also entered into capital leases for division offices

                            ATMOS ENERGY CORPORATION
and operating facilities. Property, plant and equipment included amounts for capital leases of $5.2 million and $4.6 million at September 30, 2001 and 2000. Accumulated depreciation for these capital leases totaled $1.9 million and $1.4 million at September 30, 2001 and 2000.

     The related future minimum lease payments at September 30, 2001 were as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                (IN THOUSANDS)
2002........................................................  $   876    $ 9,127
2003........................................................      876      8,361
2004........................................................      876      8,169
2005........................................................      843      7,992
2006........................................................      433      7,494
Thereafter..................................................    2,726     24,880
                                                              -------    -------
Total minimum lease payments................................    6,630    $66,023
                                                                         =======
Less amount representing interest...........................   (3,297)
                                                              -------
Present value of net minimum lease payments.................  $ 3,333
                                                              =======

     Consolidated lease and rental expense amounted to $5.9 million, $9.0 million and $10.6 million for fiscal 2001, 2000 and 1999. Rents for the regulated business are expensed, and we receive rate treatment as a cost of service on a pay-as-you-go basis.

14.  RELATED PARTY TRANSACTIONS

     Included in purchased gas cost were purchases from Woodward Marketing of $525.6 million, $228.6 million and $117.4 million in 2001, 2000 and 1999.
Volumes purchased were 96.3 Bcf, 74.4 Bcf and 50.9 Bcf in 2001, 2000 and 1999. These purchases were made in a competitive open bidding process and reflect market prices. Average prices per Mcf for gas purchased from Woodward Marketing were $5.46, $3.07 and $2.31 in 2001, 2000 and 1999. In addition, we have entered into contracts with Woodward Marketing to manage a significant portion of our underground storage facilities. Woodward Marketing has acted as agent in placing financial instruments for the various business units that protect us and our customers from unusually large winter period gas price increases.

15.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective October 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or as deferred gas costs, depending on the classification of the derivative. Derivative instruments may be classified as either fair value hedges or cash flow hedges. The cumulative effect of the change in accounting for the adoption of this Statement did not have a material impact on our financial position, results of operations or cash flows.

                            ATMOS ENERGY CORPORATION

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

     In June 2001, we purchased a three year weather insurance policy with an option to cancel in the third year if we obtain weather protection in our rate structures. The policy is for our Texas and Louisiana operations and covers the entire heating season of October to March beginning with the 2001-2002 heating season. The cost of the three year policy was approximately $13.2 million which was prepaid and will be amortized over the appropriate heating seasons based on degree days. The insurance is designed to protect against weather that is at least seven percent warmer than normal.

  UTILITY HEDGING ACTIVITIES

     We have historically hedged 20 percent of our gas supply through the use of our underground storage assets. This hedging process will continue. For the 2001-2002 heating season, we plan to cover approximately 64 percent of our anticipated flowing gas requirements through storage and futures and fixed forward contracts at a weighted average cost of slightly less than $4.00 per Mcf. This should provide protection to us and our customers against sharp increases in the price of natural gas during the 2001-2002 heating season.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized unaudited quarterly financial data is presented below. The sum of net income per share by quarter may not equal the net income per share for the year due to variations in the weighted average shares outstanding used in computing such amounts. Our businesses are seasonal due to weather conditions in our service areas. For further information on its effects on quarterly results, please see the "Weather and seasonality" discussion included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section herein.

                                                          QUARTER ENDED
                                         ------------------------------------------------
                                         DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30
                                         -----------   --------   --------   ------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL YEAR 2001
  Operating revenues...................   $442,790     $675,113   $164,260     $160,112
  Gross profit.........................    109,948      138,324     61,279       65,169
  Operating income.....................     48,941       73,891      3,174        4,275
  Net income (loss)....................     22,972       44,074     (3,400)      (7,556)
  Net income (loss) per share..........        .70         1.13       (.08)        (.19)

                                                          QUARTER ENDED
                                         ------------------------------------------------
                                         DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30
                                         -----------   --------   --------   ------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL YEAR 2000
  Operating revenues...................   $224,458     $314,197   $152,362     $159,135
  Gross profit.........................     89,550      118,127     60,030       57,999
  Operating income (loss)..............     30,141       55,987     (2,344)       1,532
  Net income (loss)....................     14,324       29,573     (4,396)      (3,583)
  Net income (loss) per share..........        .46          .94       (.14)        (.11)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 13, 2002. Information regarding executive officers is included in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 13, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 13, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 13, 2002.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. and 2. Financial statements and financial statement schedules.

     The financial statements and financial statement schedules listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K.

     3. Exhibits

     The exhibits listed in the accompanying Exhibits Index are filed as part of this Form 10-K. The exhibits numbered 10.21(a) through 10.32(b) are management contracts or compensatory plans or arrangements.

     (b) Reports on Form 8-K

     The Company filed a Form 8-K Current Report, Item 2, Acquisition or Disposition of Assets, dated July 1, 2001, announcing that it had acquired the assets of the Louisiana Gas Service Company division of Citizens Communications Company as well as the assets of LGS Natural Gas Company, a wholly-owned subsidiary of Citizens, effective July 1, 2001.

     Under Item 7, Financial Statements and Exhibits, a description that the financial statements of the business acquired and pro forma financial information would be filed within 60 days of the required filing date of this Form 8-K. Also, an exhibit was attached: a copy of a related press release dated July 2, 2001.

     The Company filed a Form 8-K/A Current Report (Amendment No. 1), Item 7 Financial Statements and Exhibits, dated July 1, 2001, disclosing the required financial statements of the business acquired and pro forma financial information relating to the acquisition of the assets of the Louisiana Gas Service Company division of Citizens Communications Company as well as the assets of LGS Natural Gas Company, a wholly-owned subsidiary of Citizens.

     The Company filed a Form 8-K Current Report, Item 5, Other Events, dated September 24, 2001, announcing that the Company had entered into a definitive agreement to acquire Mississippi Valley Gas Company, a privately-held natural gas utility company for $150.0 million in stock and cash as well as the assumption of approximately $45.0 million of outstanding debt, net of working capital.

     Under Item 7, Financial Statements and Exhibits, an exhibit was attached: a copy of a related press release dated September 24, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ATMOS ENERGY CORPORATION
                                          (Registrant)

                                          By        /s/ JOHN P. REDDY
                                            ------------------------------------
                                                       John P. Reddy
                                                   Senior Vice President
                                                and Chief Financial Officer

Date: November 20, 2001

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:





                /s/ ROBERT W. BEST                   Chairman, President and Chief   November 20, 2001
---------------------------------------------------        Executive Officer
                  Robert W. Best




                 /s/ JOHN P. REDDY                     Senior Vice President and     November 20, 2001
---------------------------------------------------     Chief Financial Officer
                   John P. Reddy




               /s/ F.E. MEISENHEIMER                 Vice President and Controller   November 20, 2001
---------------------------------------------------      (Principal Accounting
                 F.E. Meisenheimer                             Officer)




              /s/ TRAVIS W. BAIN, II                           Director              November 20, 2001
---------------------------------------------------
                Travis W. Bain, II




                  /s/ DAN BUSBEE                               Director              November 20, 2001
---------------------------------------------------
                    Dan Busbee




               /s/ RICHARD W. CARDIN                           Director              November 20, 2001
---------------------------------------------------
                 Richard W. Cardin




               /s/ THOMAS J. GARLAND                           Director              November 20, 2001
---------------------------------------------------
                 Thomas J. Garland




               /s/ RICHARD K. GORDON                           Director              November 20, 2001
---------------------------------------------------
                 Richard K. Gordon




                /s/ GENE C. KOONCE                             Director              November 20, 2001
---------------------------------------------------
                  Gene C. Koonce




              /s/ THOMAS C. MEREDITH                           Director              November 20, 2001
---------------------------------------------------
                Thomas C. Meredith




               /s/ PHILLIP E. NICHOL                           Director              November 20, 2001
---------------------------------------------------
                 Phillip E. Nichol




                 /s/ CARL S. QUINN                             Director              November 20, 2001
---------------------------------------------------
                   Carl S. Quinn





              /s/ CHARLES K. VAUGHAN                           Director              November 20, 2001
---------------------------------------------------
                Charles K. Vaughan




                /s/ RICHARD WARE II                            Director              November 20, 2001
---------------------------------------------------
                  Richard Ware II

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                            (ITEM 8, 14(A) 1 AND 2)

                                                               FORM 10-K
                                                               PAGE NO.
                                                               ---------
Report of independent auditors..............................      32
Financial statements and supplementary data:
  Consolidated balance sheets at September 30, 2001 and
     2000...................................................      33
  Consolidated statements of income for the years ended
     September 30, 2001, 2000 and 1999......................      34
  Consolidated statements of shareholders' equity for the
     years ended September 30, 2001, 2000 and 1999..........      35
  Consolidated statements of cash flows for the years ended
     September 30, 2001, 2000 and 1999......................      36
  Notes to consolidated financial statements................      37
  Supplementary Quarterly Financial Data (unaudited)........      66
Financial statement schedule for the years ended September
  30, 2001, 2000 and 1999
     II. Valuation and Qualifying Accounts..................      73

     All other financial statement schedules are omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and accompanying notes thereto.

                                                                     SCHEDULE II

                            ATMOS ENERGY CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                                       -----------------------
                                          BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE
                                          BEGINNING      COST &       OTHER                     AT END
                                          OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS    OF PERIOD
                                          ----------   ----------   ----------   ----------    ---------
2001
  Allowance for doubtful accounts.......   $10,589      $26,226         --        $20,664(1)    $16,151
2000
  Allowance for doubtful accounts.......   $ 9,231      $17,724         --        $16,366(1)    $10,589
1999
  Allowance for doubtful accounts.......   $ 1,969      $ 8,899         --        $ 1,637(1)    $ 9,231

---------------

(1) Uncollectible accounts written off

                                 EXHIBITS INDEX
                                 ITEM 14.(A)(3)

                                                                         PAGE NUMBER OR
 EXHIBIT                                                                INCORPORATION BY
 NUMBER                         DESCRIPTION                               REFERENCE TO
 -------                        -----------                             ----------------
            Plan of Reorganization
 2.1        Purchase and Sale Agreement (Louisiana Gas            Exhibit 2.1 to Registration
            Operations), by and among Citizens Utilities          Statement on Form S-3/A filed
            Company (now known as Citizens Communications         November 6, 2000 (File No.
            Company), LGS Natural Gas Company and Atmos Energy    333-73705)
            Corporation, dated as of April 13, 2000
 2.2        Agreement and Plan of Merger and Reorganization
            dated as of September 21, 2001, by and among Atmos
            Energy Corporation, Mississippi Valley Gas Company
            and the Shareholders Named on the Signature Pages
            hereto
            Articles of Incorporation and Bylaws
 3.1(a)     Restated Articles of Incorporation of the Company,    Exhibit 3.1 of Form 10-K for
            as Amended (as of July 31, 1997)                      fiscal year ended September
                                                                  30, 1997 (File No. 1-10042)
 3.1(b)     Articles of Amendment to the Restated Articles of     Exhibit 3a of Form 10-Q for
            Incorporation of Atmos Energy Corporation as          quarter ended March 31, 1999
            Amended (Texas)                                       (File No. 1-10042)
 3.1(c)     Articles of Amendment to the Restated Articles of     Exhibit 3b of Form 10-Q for
            Incorporation of Atmos Energy Corporation as          quarter ended March 31, 1999
            Amended (Virginia)                                    (File No. 1-10042)
 3.2(a)     Bylaws of the Company (Amended and Restated as of     Exhibit 3.2 of Form 10-K for
            November 12, 1997)                                    fiscal year ended September
                                                                  30, 1997 (File No. 1-10042)
 3.2(b)     Amendment No. 1 to Bylaws of Atmos Energy             Exhibit 3.1 of Form 10-Q for
            Corporation (Amended and Restated as of November      quarter ended March 31, 2001
            12, 1997)                                             (File No. 1-10042)
            Instruments Defining Rights of Security Holders
 4.1        Specimen Common Stock Certificate (Atmos Energy       Exhibit (4)(b) of Form 10-K
            Corporation)                                          for fiscal year ended
                                                                  September 30, 1988 (File No.
                                                                  1-10042)
 4.2        Rights Agreement, dated as of November 12, 1997,      Exhibit 4.1 of Form 8-K dated
            between the Company and BankBoston, N.A., as Rights   November 12, 1997 (File No.
            Agent                                                 1-10042)
 4.3        First Amendment to Rights Agreement dated as of       Exhibit 2 of Form 8-A,
            August 11, 1999, between the Company and              Amendment No. 1, dated August
            BankBoston, N.A., as Rights Agent                     12, 1999 (File No. 1-10042)
 4.4        Form of Indenture between Atmos Energy Corporation    Exhibit 4.1 to Registration
            and U.S. Bank Trust National Association, Trustee     Statement on Form S-3 filed
                                                                  April 20, 1998 (File No.
                                                                  333-50477)
 4.5        Indenture between Atmos Energy Corporation, as        Exhibit 99.3 of Form 8-K
            Issuer, and Suntrust Bank, Trustee dated as of May    dated May 15, 2001 (File No.
            22, 2001                                              1-10042)

                                                                         PAGE NUMBER OR
 EXHIBIT                                                                INCORPORATION BY
 NUMBER                         DESCRIPTION                               REFERENCE TO
 -------                        -----------                             ----------------
 4.6(a)     Indenture of Mortgage, dated as of July 15, 1959,     Exhibit to Registration
            from United Cities Gas Company to First Trust of      Statement of United Cities
            Illinois, National Association, and M.J. Kruger, as   Gas Company on Form S-3 (File
            Trustees, as amended and supplemented through         No. 33-56983)
            December 1, 1992 (the Indenture of Mortgage through
            the 20th Supplemental Indenture)
 4.6(b)     Twenty-First Supplemental Indenture dated as of       Exhibit 10.7(a) of Form 10-K
            February 5, 1997 by and among United Cities Gas       for fiscal year ended
            Company and Bank of America Illinois and First        September 30, 1997 (File No.
            Trust National Association and Russell C. Bergman     1-10042)
            supplementing Indenture of Mortgage dated as of
            July 15, 1959
 4.6(c)     Twenty-Second Supplemental Indenture dated as of      Exhibit 10.7(b) of Form 10-K
            July 29, 1997 by and among the Company and First      for fiscal year ended
            Trust National Association and Russell C. Bergman     September 30, 1997 (File No.
            supplementing Indenture of Mortgage dated as of       1-10042)
            July 15, 1959
 4.7(a)     Form of Indenture between United Cities Gas Company   Exhibit to Registration
            and First Trust of Illinois, National Association,    Statement of United Cities
            as Trustee dated as of November 15, 1995              Gas Company on Form S-3 (File
                                                                  No. 33-56983)
 4.7(b)     First Supplemental Indenture between the Company      Exhibit 10.8(a) of Form 10-K
            and First Trust of Illinois, National Association,    for fiscal year ended
            as Trustee dated as of July 29, 1997                  September 30, 1997 (File No.
                                                                  1-10042)
 4.8(a)     Seventh Supplemental Indenture, dated as of October   Exhibit 10.1 of Form 10-Q for
            1, 1983 between Greeley Gas Company ("The Greeley     quarter ended June 30, 1994
            Gas Division") and the Central Bank of Denver, N.A.   (File No. 1-10042)
            ("Central Bank")
 4.8(b)     Ninth Supplemental Indenture, dated as of April 1,    Exhibit 10.2 of Form 10-Q for
            1991, between The Greeley Gas Division and Central    quarter ended June 30, 1994
            Bank                                                  (File No. 1-10042)
 4.8(c)     Tenth Supplemental Indenture, dated as of December    Exhibit 10.4 of Form 10-Q for
            1, 1993, between the Company and Colorado National    quarter ended June 30, 1994
            Bank, formerly Central Bank                           (File No. 1-10042)
 9          Not Applicable
            Material Contracts
10.1(a)     Note Purchase Agreement, dated as of December 21,     Exhibit 10(c) of Form 8-K
            1987, by and between the Company and John Hancock     filed January 7, 1988 (File
            Mutual Life Insurance Company                         No. 0-11249)
            Note Purchase Agreement, dated as of December 21,
            1987, by and between the Company and John Hancock
            Charitable Trust I (Agreement is identical to
            Hancock Agreement listed above except as to the
            parties thereto.)
            Note Purchase Agreement dated as of December 21,
            1987, by and between the Company and Mellon Bank,
            N.A., Trustee under Master Trust Agreement of AT&T
            Corporation, dated January 1, 1984, for Employee
            Pension Plans -- AT&T -- John Hancock -- Private
            Placement (Agreement is identical to Hancock
            Agreement listed above except as to the parties
            thereto.)

                                                                         PAGE NUMBER OR
 EXHIBIT                                                                INCORPORATION BY
 NUMBER                         DESCRIPTION                               REFERENCE TO
 -------                        -----------                             ----------------
10.1(b)     Amendment to Note Purchase Agreement, dated October   Exhibit (10)(b)(ii) of Form
            11, 1989, by and between the Company and John         10-K for fiscal year ended
            Hancock Mutual Life Insurance Company revising Note   September 30, 1989 (File No.
            Purchase Agreement dated December 21, 1987            1-10042)
            Amendment to Note Purchase Agreement, dated October
            11, 1989, by and between the Company and John
            Hancock Charitable Trust I revising Note Purchase
            Agreement dated December 21, 1987. (Amendment is
            identical to Hancock amendment listed above except
            as to the parties thereto.)
            Amendment to Note Purchase Agreement, dated October
            11, 1989, by and between the Company and Mellon
            Bank, N.A., Trustee under Master Trust Agreement of
            AT&T Corporation, dated January 1, 1984, for
            Employee Pension Plans -- AT&T -- John Hancock --
            Private Placement revising Note Purchase Agreement
            dated December 21, 1987 (Amendment is identical to
            Hancock amendment listed above except as to the
            parties thereto.)
10.1(c)     Amendment to Note Purchase Agreement, dated           Exhibit 10(b)(iii) of Form
            November 12, 1991, by and between the Company and     10-K for fiscal year ended
            John Hancock Mutual Life Insurance Company revising   September 30, 1991 (File No.
            Note Purchase Agreement dated December 21, 1987       1-10042)
            Amendment to Note Purchase Agreement, dated
            November 12, 1991, by and between the Company and
            John Hancock Charitable Trust I revising Note
            Purchase Agreement dated December 21, 1987.
            (Amendment is identical to Hancock amendment listed
            above except as to the parties thereto.)
            Amendment to Note Purchase Agreement, dated
            November 12, 1991, by and between the Company and
            Mellon Bank, N.A., Trustee under Master Trust
            Agreement of AT&T Corporation, dated January 1,
            1984, for Employee Pension Plans -- AT&T -- John
            Hancock -- Private Placement revising Note Purchase
            Agreement dated December 21, 1987. (Amendment is
            identical to Hancock amendment above except as to
            the parties thereto.)
10.1(d)     Amendment to Note Purchase Agreement, dated           Exhibit 4.3(d) to
            December 22, 1993, by and between the Company and     Registration Statement on
            John Hancock Mutual Life Insurance Company revising   Form S-3 filed April 20, 1998
            Note Purchase Agreement dated December 21, 1987       (File No. 333-50477)
            Amendment to Note Purchase Agreement, dated
            December 22, 1993, by and between the Company and
            Mellon Bank, N.A., Trustee under Master Trust
            Agreement of AT&T Corporation, dated January 1,
            1984, for Employee Pension Plans -- AT&T -- John
            Hancock -- Private Placement revising Note Purchase
            Agreement dated December 21, 1987 (Amendment is
            identical to Hancock amendment listed above except
            as to the parties thereto and the amounts thereof)

                                                                         PAGE NUMBER OR
 EXHIBIT                                                                INCORPORATION BY
 NUMBER                         DESCRIPTION                               REFERENCE TO
 -------                        -----------                             ----------------
10.1(e)     Amendment to Note Purchase Agreement, dated           Exhibit 4.3(e) to
            December 20, 1994, by and between the Company and     Registration Statement on
            John Hancock Mutual Life Insurance Company revising   Form S-3 filed April 20, 1998
            Note Purchase Agreement dated December 21, 1987       (File No. 333-50477)
            Amendment to Note Purchase Agreement, dated
            December 20, 1994, by and between the Company and
            Mellon Bank, N.A., Trustee under Master Trust
            Agreement of AT&T Corporation, dated January 1,
            1984, for Employee Pension Plans -- AT&T -- John
            Hancock -- Private Placement revising Note Purchase
            Agreement dated December 21, 1987 (Amendment is
            identical to Hancock amendment listed above)
10.1(f)     Amendment to Note Purchase Agreement, dated July      Exhibit 4.3(f) to
            29, 1997, by and between the Company and John         Registration Statement on
            Hancock Mutual Life Insurance Company revising Note   Form S-3 filed April 20, 1998
            Purchase Agreement dated December 21, 1987            (File No. 333-50477)
            Amendment to Note Purchase Agreement, dated July
            29, 1997, by and between the Company and Mellon
            Bank, N.A., Trustee under Master Trust Agreement of
            AT&T Corporation, dated January 1, 1984, for
            Employee Pension Plans -- AT&T -- John
            Hancock -- Private Placement revising Note Purchase
            Agreement dated December 21, 1987 (Amendment is
            identical to Hancock amendment listed above except
            as to the parties thereto and the amounts thereof)
10.2(a)     Note Purchase Agreement, dated as of October 11,      Exhibit 10(c) of Form 10-K
            1989, by and between the Company and John Hancock     for fiscal year ended
            Mutual Life Insurance Company                         September 30, 1989 (File No.
                                                                  1-10042)
10.2(b)     Amendment to Note Purchase Agreement, dated as of     Exhibit 10(c)(ii) of Form
            November 12, 1991, by and between the Company and     10-K for fiscal year ended
            John Hancock Mutual Life Insurance Company revising   September 30, 1991 (File No.
            Note Purchase Agreement dated October 11, 1989        1-10042)
10.2(c)     Amendment to Note Purchase Agreement, dated           Exhibit 4.4(c) to
            December 22, 1993, by and between the Company and     Registration Statement on
            John Hancock Mutual Life Insurance Company revising   Form S-3 filed April 20, 1998
            Note Purchase Agreement dated October 11, 1989        (File No. 333-50477)
10.2(d)     Amendment to Note Purchase Agreement, dated           Exhibit 4.4(d) to
            December 20, 1994, by and between the Company and     Registration Statement on
            John Hancock Mutual Life Insurance Company revising   Form S-3 filed April 20, 1998
            Note Purchase Agreement dated October 11, 1989        (File No. 333-50477)
10.2(e)     Amendment to Note Purchase Agreement, dated July      Exhibit 4.4(e) to
            29, 1997, by and between the Company and John         Registration Statement on
            Hancock Mutual Life Insurance Company revising Note   Form S-3 filed April 20, 1998
            Purchase Agreement dated October 11, 1989             (File No. 333-50477)
10.3(a)     Note Purchase Agreement, dated as of August 29,       Exhibit 10(f)(i) of Form 10-K
            1991, by and between the Company and The Variable     for fiscal year ended
            Annuity Life Insurance Company                        September 30, 1991 (File No.
                                                                  1-10042)

                                                                         PAGE NUMBER OR
 EXHIBIT                                                                INCORPORATION BY
 NUMBER                         DESCRIPTION                               REFERENCE TO
 -------                        -----------                             ----------------
10.3(b)     Amendment to Note Purchase Agreement, dated           Exhibit 10(f)(ii) of Form
            November 26, 1991, by and between the Company and     10-K for fiscal year ended
            The Variable Annuity Life Insurance Company           September 30, 1991 (File No.
            revising Note Purchase Agreement dated August 29,     1-10042)
            1991
10.3(c)     Amendment to Note Purchase Agreement, dated           Exhibit 4.5(c) to
            December 22, 1993, by and between the Company and     Registration Statement on
            The Variable Annuity Life Insurance Company           Form S-3 filed April 20, 1998
            revising Note Purchase Agreement dated August 29,     (File No. 333-50477)
            1991
10.3(d)     Amendment to Note Purchase Agreement, dated July      Exhibit 4.5(d) to
            29, 1997, by and between the Company and The          Registration Statement on
            Variable Annuity Life Insurance Company revising      Form S-3 filed April 20, 1998
            Note Purchase Agreement dated August 29, 1991         (File No. 333-50477)
10.4(a)     Note Purchase Agreement, dated as of August 31,       Exhibit (10)(f) of Form 10-K
            1992, by and between the Company and The Variable     for fiscal year ended
            Annuity Life Insurance Company                        September 30, 1992 (File No.
                                                                  1-10042)
10.4(b)     Amendment to Note Purchase Agreement, dated           Exhibit 4.6(b) to
            December 22, 1993, by and between the Company and     Registration Statement on
            The Variable Annuity Life Insurance Company           Form S-3 filed April 20, 1998
            revising Note Purchase Agreement dated August 31,     (File No. 333-50477)
            1992
10.4(c)     Amendment to Note Purchase Agreement, dated July      Exhibit 4.6(c) to
            29, 1997, by and between the Company and The          Registration Statement on
            Variable Annuity Life Insurance Company revising      Form S-3 filed April 20, 1998
            Note Purchase Agreement dated August 31, 1992         (File No. 333-50477)
10.5(a)     Note Purchase Agreement, dated November 14, 1994,     Exhibit 10.1 of Form 10-Q for
            by and among the Company and New York Life            quarter ended December 31,
            Insurance Company, New York Life Insurance and        1994 (File No. 1-10042)
            Annuity Corporation, The Variable Annuity Life
            Insurance Company, American General Life Insurance
            Company, and Merit Life Insurance Company
10.5(b)     Amendment to Note Purchase Agreement, dated July      Exhibit 4.7(b) to
            29, 1997 by and among the Company and New York Life   Registration Statement on
            Insurance Company, New York Life Insurance and        Form S-3 filed April 20, 1998
            Annuity Corporation, The Variable Annuity Life        (File No. 333-50477)
            Insurance Company, American General Life Insurance
            Company and Merit Life Insurance Company revising
            Note Purchase Agreement dated November 14, 1994
10.6        Bond Purchase Agreement, dated as of April 1, 1991,   Exhibit 10.3 of Form 10-Q for
            between the Greeley Division and Central Bank         quarter ended June 30, 1994
                                                                  (File No. 1-10042)
10.7(a)     Purchase Agreement for 6 3/4% Debentures due 2028     Exhibit 99.1 of Form 8-K
            by and among Merrill Lynch Co., NationsBanc           dated July 22, 1998 (File No.
            Montgomery Securities LLC, Edward D. Jones & Co.,     1-10042)
            L.P. and Atmos Energy Corporation dated July 22,
            1998
10.7(b)     Purchase Agreement for 7 3/8% Senior Notes due 2011   Exhibit 99.1 of Form 8-K
            by and among Banc of America Securities LLC, Banc     dated May 15, 2001 (File No.
            One Capital markets, Inc, First Union Securities,     1-10042)
            Inc, Fleet Securities, Inc, SG Cowen Securities
            Corporation and Atmos Energy Corporation dated May
            15, 2001

                                                                         PAGE NUMBER OR
 EXHIBIT                                                                INCORPORATION BY
 NUMBER                         DESCRIPTION                               REFERENCE TO
 -------                        -----------                             ----------------
10.7(c)     Purchase Agreement for 6,741,500 Shares of Common     Exhibit 99.1 of Form 8-K
            Stock (No Par Value) by and among Merrill Lynch,      dated December 14, 2000 (File
            Pierce, Fenner & Smith Incorporated, UBS Warburg      No. 1-10042)
            LLC, A.G. Edwards & Sons, Inc, Edward D. Jones &
            Co., L.P. and Atmos Energy Corporation dated
            December 14, 2000
10.8(a)     Amended and Restated Revolving Credit Agreement,
            dated as of August 2, 2001, among Atmos Energy
            Corporation, Bank of America, N.A., Bank One, NA,
            Societe Generale, First Union National Bank and
            Fleet National Bank
10.8(b)     Credit Agreement, dated to be effective as of         Exhibit 10.2 to Registration
            August 9, 2000, among Woodward Marketing, L.L.C.,     Statement on Form S-3/A filed
            and Bank of America, N.A.                             November 6, 2000 (File No.
                                                                  333-93705)
10.8(c)     Guaranty, effective as of August 9, 2000, by Atmos    Exhibit 10.3 to Registration
            Energy Marketing, LLC, in favor of Bank of America,   Statement on Form S-3/A filed
            N.A.                                                  November 6, 2000 (File No.
                                                                  333-93705)
10.8(d)     First Amendment to Credit Agreement and Guaranty of   Exhibit 10.4 to Registration
            Atmos Energy Marketing, LLC, effective as of          Statement on Form S-3/A filed
            September 29, 2000, among Woodward Marketing,         November 6, 2000 (File No.
            L.L.C., Bank of America, N.A., Woodward Marketing,    333-93705)
            Inc., Atmos Energy Marketing, LLC, J.D. Woodward
            and James Kifer
10.8(e)     Second Amended and Restated Guaranty of Atmos
            Energy Marketing, LLC, effective as of December 22,
            2000, among Bank of America, N.A. and Atmos Energy
            Marketing, LLC
10.8(f)     Second Amendment to Credit Agreement, effective as
            of November 3, 2000, among Woodward Marketing,
            L.L.C., Bank of America, N.A., Woodward Marketing,
            Inc., Atmos Energy Marketing, LLC, J.D. Woodward
            and James Kifer
10.8(g)     Third Amendment to Credit Agreement, effective as
            of December 7, 2000, among Woodward Marketing,
            L.L.C., Bank of America, N.A., Woodward Marketing,
            Inc., Atmos Energy Marketing, LLC, J.D. Woodward
            and James Kifer
10.8(h)     Fourth Amendment to Credit Agreement, effective as
            of December 22, 2000, among Woodward Marketing,
            L.L.C., Bank of America, N.A., BNP Paribas,
            Woodward Marketing, Inc., Atmos Energy Marketing,
            LLC, J.D. Woodward and James Kifer
10.8(i)     Fifth Amendment to Credit Agreement, effective as
            of December 31, 2000, among Woodward Marketing,
            L.L.C., Bank of America, N.A., BNP Paribas and
            Atmos Energy Marketing, LLC
10.8(j)     Sixth Amendment to Credit Agreement, effective as
            of June 29, 2001, among Woodward Marketing, L.L.C.,
            Bank of America, N.A., BNP Paribas and Atmos Energy
            Marketing, LLC

                                                                         PAGE NUMBER OR
 EXHIBIT                                                                INCORPORATION BY
 NUMBER                         DESCRIPTION                               REFERENCE TO
 -------                        -----------                             ----------------
            Gas Supply Contracts
10.9(a)     Firm Gas Transportation Agreement No. 123535 dated    Exhibit 10.10(a) of Form 10-K
            November 1, 1998 between Greeley Gas Company and      for fiscal year ended
            Public Service Company of Colorado                    September 30, 1999 (File No.
                                                                  1-10042)
10.9(b)     Transportation Storage Service Agreement No.          Exhibit 10.6(b) of Form 10-K
            TA-0544 between Greeley Gas Company and Williams      for fiscal year ended
            Natural Gas Company dated October 1, 1993, as         September 30, 1994 (File No.
            amended to extend to October 1, 2003                  1-10042)
10.9(c)     Firm Transportation Service Agreement No.
            33182000C, Rate Schedule TF-1, between Colorado
            Interstate Gas Company and Greeley Gas Company
            dated October 1, 2001
10.9(d)     No-Notice Storage and Transportation Delivery
            Service Agreement No. 31044000, Rate Schedule
            NNT-1, between Colorado Interstate Gas Company and
            Greeley Gas Company dated October 1, 2001
10.9(e)     Transportation-Storage Contract No. TA-0614           Exhibit 10.6 of Form 10-Q for
            (Request 0180) between Greeley Gas Company            quarter ended March 31, 1998
            (transferred from United Cities Gas Company           (File No. 1-10042)
            effective January 1, 2000) and Williams Natural Gas
            Company dated October 1, 1993, as amended to extend
            to October 1, 2002
10.9(f)     Transportation-Storage Contract No. TA-0611           Exhibit 10.7 of Form 10-Q for
            (Request 0002) between Greeley Gas Company            quarter ended March 31, 1998
            (transferred from United Cities Gas Company           (File No. 1-10042)
            effective January 1, 2000) and Williams Natural Gas
            Company dated October 1, 1993, as amended to extend
            to October 1, 2003
10.10(a)    Agreement for Firm Intrastate Transportation of       Exhibit 10.1 of Form 10-Q for
            Natural Gas in the State of Louisiana between Trans   quarter ended March 31, 1998
            La (now known as Atmos Energy Louisiana) and          (File No. 1-10042)
            Louisiana Intrastate Gas Company L.L.C. (LIG) dated
            December 22, 1997 and effective July 1, 1997, as
            amended to extend to December 1, 2004
10.10(b)    Agreement for Firm 311(a)(2) Transportation of        Exhibit 10.2 of Form 10-Q for
            Natural Gas in the State of Louisiana between Trans   quarter ended March 31, 1998
            La (now known as Atmos Energy Louisiana) and          (File No. 1-10042)
            Louisiana Intrastate Gas Company L.L.C. (LIG) dated
            December 22, 1997 and effective July 1, 1997
10.11(a)    Gas Transportation Agreement between Texas Gas and    Exhibit 10.3 of Form 10-Q for
            Western Kentucky Gas dated November 1, 1993           quarter ended December 31,
            (Contract no. T3355, zone 3), as amended to extend    1993 (File No. 1-10042)
            to November 1, 2004
10.11(b)    Gas Transportation Agreement between Texas Gas and    Exhibit 10.4 of Form 10-Q for
            Western Kentucky Gas dated November 1, 1993           quarter ended December 31,
            (Contract no. T3819, zone 4), as amended to extend    1993 (File No. 1-10042)
            to November 1, 2004
10.11(c)    Gas Transportation Agreement between Texas Gas and    Exhibit 10.5 of Form 10-Q for
            Western Kentucky Gas dated November 1, 1993           quarter ended December 31,
            (Contract no. N0210, zone 2, Contract no. N0340,      1993 (File No. 1-10042)
            zone 3, Contract no. N0435, zone 4), as amended to
            extend to November 1, 2004

                                                                         PAGE NUMBER OR
 EXHIBIT                                                                INCORPORATION BY
 NUMBER                         DESCRIPTION                               REFERENCE TO
 -------                        -----------                             ----------------
10.12(a)    Gas Transportation Agreement, Contract No. 2550,      Exhibit 10.17(a) of Form 10-K
            dated September 1, 1993, between Tennessee Gas        for fiscal year ended
            Pipeline Company, a division of Tenneco, Inc.         September 30, 1993 (File No.
            ("Tennessee Gas"), and Western Kentucky,              1-10042)
            Campbellsville Service Area, as amended to extend
            to November 1, 2002
10.12(b)    Gas Transportation Agreement, Contract No. 2546,      Exhibit 10.17(b) of Form 10-K
            dated September 1, 1993, between Tennessee Gas and    for fiscal year ended
            Western Kentucky, Danville Service Area, as amended   September 30, 1993 (File No.
            to extend to November 1, 2002                         1-10042)
10.12(c)    Gas Transportation Agreement, Contract No. 2385,      Exhibit 10.17(c) of Form 10-K
            dated September 1, 1993, between Tennessee Gas and    for fiscal year ended
            Western Kentucky, Greensburg et al Service Area, as   September 30, 1993 (File No.
            amended to extend to November 1, 2002                 1-10042)
10.12(d)    Gas Transportation Agreement, Contract No. 2551,      Exhibit 10.17(d) of Form 10-K
            dated September 1, 1993, between Tennessee Gas and    for fiscal year ended
            Western Kentucky, Harrodsburg Service Area, as        September 30, 1993 (File No.
            amended to extend to November 1, 2002                 1-10042)
10.12(e)    Gas Transportation Agreement, Contract No. 2548,      Exhibit 10.17(e) of Form 10-K
            dated September 1, 1993, between Tennessee Gas and    for fiscal year ended
            Western Kentucky, Lebanon Service Area, as amended    September 30, 1993 (File No.
            to extend to November 1, 2002                         1-10042)
10.13       Gas Service Agreement (Service for Firm               Exhibit 10.5 of Form 10-Q for
            Transportation) between Energas and Oneok Gas         quarter ended December 31,
            Transmission, Inc., (now known as Oneok WesTex        1996 (File No. 1-10042)
            Transmission, Inc.) dated January 1, 1996, as
            assigned by KN to Oneok effective April 6, 2000
10.14       Gas Service Agreement (Service for Firm               Exhibit 10.7 of Form 10-Q for
            Transportation) between Oneok Gas Transmission,       quarter ended December 31,
            Inc. (now known as Oneok WesTex Transmission, Inc.)   1996 (File No. 1-10042)
            and EnerMart Trust (now known as EnerMart Energy
            Services Trust) dated January 1, 1996, as assigned
            by KN to Oneok effective April 6, 2000 (Irrigation)
10.15       Amarillo Supply Agreement dated January 2, 1993       Exhibit 10.7(a) of Form 10-K
            between Energas and Pioneer Natural Resources, USA,   for fiscal year ended
            Inc. (formerly Mesa Operating Company)                September 30, 1994 (File No.
                                                                  1-10042)
10.16       Gas Sales Agreement (Swing) between Energas and       Exhibit 10.13 of Form 10-Q
            Oneok Energy Trading & Marketing Company, formerly    for quarter ended December
            KN Marketing, dated January 1, 1996, as assigned by   31, 1996 (File No. 1-10042)
            KN to Oneok effective April 6, 2000
10.17       Operating Agreement between Energas and Oneok Gas     Exhibit 10.16 of Form 10-Q
            Transmission, Inc. (now known as Oneok WesTex         for quarter ended December
            Transmission, Inc.), effective December 1, 1996, as   31, 1996 (File No. 1-10042)
            assigned by KN to Oneok effective April 6, 2000
10.18(a)    Gas Transportation Agreement No. 30774, Rate          Exhibit 10.1 of Form 10-Q for
            Schedules FT-A and FT-GS, between United Cities Gas   quarter ended December 31,
            Company and East Tennessee Natural Gas Company        1999 (File No. 1-10042)
            dated October 1, 1999
10.18(b)    Gas Transportation Agreement No. 27311 between        Exhibit 10.20(c) of Form 10-K
            United Cities Gas Company and Tennessee Gas           for fiscal year ended
            Pipeline Company dated November 1, 2000               September 30, 2000 (File No.
                                                                  1-10042)

                                                                         PAGE NUMBER OR
 EXHIBIT                                                                INCORPORATION BY
 NUMBER                         DESCRIPTION                               REFERENCE TO
 -------                        -----------                             ----------------
10.18(c)    Service Agreement No. 867760, under Rate Schedule     Exhibit 10.8 of Form 10-Q for
            FT, between United Cities Gas Company and Southern    quarter ended March 31, 1998
            Natural Gas Company dated November 1, 1993, as        (File No. 1-10042)
            amended to extend to November 1, 2005
10.18(d)    Service Agreement No. 867761 under Rate Schedule      Exhibit 10.9 of Form 10-Q for
            FT-NN between United Cities Gas Company and           quarter ended March 31, 1998
            Southern Natural Gas Company dated November 1,        (File No. 1-10042)
            1993, as amended to extend to November 1, 2005
10.18(e)    FTS-1 Service Agreement No. 59572 between United      Exhibit 10.20(f) of Form 10-K
            Cities Gas Company and Columbia Gulf Transmission     for fiscal year ended
            Company dated November 1, 1998                        September 30, 2000 (File No.
                                                                  1-10042)
10.18(f)    Gas Transportation Agreement No. 34538 (Rocky Top     Exhibit 10.20(g) of Form 10-K
            Expansion) between United Cities Gas Company and      for fiscal year ended
            East Tennessee Natural Gas Company dated November     September 30, 2000 (File No.
            1, 2000                                               1-10042)
            Asset Purchase Agreements
10.19       Asset Sale and Purchase Agreement by and among        Exhibit 99.2 of Form 8-K
            Southwestern Energy Company, Arkansas Western Gas     dated May 31, 2000 (File No.
            Company and Atmos Energy Corporation dated as of      1-10042)
            October 15, 1999
10.20       Asset Purchase Agreement by and among Atmos Energy    Exhibit 10.1 to Registration
            Corporation, Atmos Energy Marketing, LLC, Woodward    Statement on Form S-3/A filed
            Marketing, Inc., J.D. and Linda Woodward and James    November 6, 2000 (File No.
            and Rita B. Kifer dated as of August 7, 2000          333-93705)
            Executive Compensation Plans and Arrangements
10.21(a)*   Form of Atmos Energy Corporation Change in Control    Exhibit 10.21(b) of Form 10-K
            Severance Agreement  -- Tier I                        for fiscal year ended
                                                                  September 30, 1998 (File No.
                                                                  1-10042)
10.21(b)*   Form of Atmos Energy Corporation Change in Control    Exhibit 10.21(c) of Form 10-K
            Severance Agreement  -- Tier II                       for fiscal year ended
                                                                  September 30, 1998 (File No.
                                                                  1-10042)
10.22*      Atmos Energy Corporation Long Term Stock Plan for     Exhibit 99.1 of Form S-8
            the United Cities Gas Company Division                filed July 29, 1997 (File No.
                                                                  333-32343)
10.23(a)*   Atmos Energy Corporation Executive Retiree Life       Exhibit 10.31 of Form 10-K
            Plan                                                  for fiscal year ended
                                                                  September 30, 1997 (File No.
                                                                  1-10042)
10.23(b)*   Amendment No. 1 to The Atmos Energy Corporation       Exhibit 10.31(a) of Form 10-K
            Executive Retiree Life Plan                           for fiscal year ended
                                                                  September 30, 1997 (File No.
                                                                  1-10042)
10.24(a)*   Description of Financial and Estate Planning          Exhibit 10.25(b) of Form 10-K
            Program                                               for fiscal year ended
                                                                  September 30, 1997 (File No.
                                                                  1-10042)

                                                                         PAGE NUMBER OR
 EXHIBIT                                                                INCORPORATION BY
 NUMBER                         DESCRIPTION                               REFERENCE TO
 -------                        -----------                             ----------------
10.24(b)*   Description of Sporting Events Program                Exhibit 10.26(c) of Form 10-K
                                                                  for fiscal year ended
                                                                  September 30, 1993 (File No.
                                                                  1-10042)
10.25(a)*   Atmos Energy Corporation Supplemental Executive       Exhibit 10.26 of Form 10-K
            Benefits Plan, Amended and Restated in its Entirety   for fiscal year ended
            August 12, 1998                                       September 30, 1998 (File No.
                                                                  1-10042)
10.25(b)*   Atmos Energy Corporation Performance-Based            Exhibit 10.32 of Form 10-K
            Supplemental Executive Benefits Plan, Effective       for fiscal year ended
            Date August 12, 1998                                  September 30, 1998 (File No.
                                                                  1-10042)
10.25(c)*   Amendment Number One to the Atmos Energy              Exhibit 10.2 of Form 10-Q for
            Corporation Performance-Based Supplemental            quarter ended December 31,
            Executive Benefits Plan, Effective Date January 1,    2000 (File No. 1-10042)
            1999
10.25(d)*   Atmos Energy Corporation Performance-Based            Exhibit 10.1 of Form 10-Q for
            Supplemental Executive Benefits Plan Trust            quarter ended December 31,
            Agreement, Effective Date December 1, 2000            2000 (File No. 1-10042)
10.25(e)*   Form of Individual Trust Agreement for the            Exhibit 10.3 of Form 10-Q for
            Supplemental Executive Benefits Plan                  quarter ended December 31,
                                                                  2000 (File No. 1-10042)
10.26*      Atmos Energy Corporation Restricted Stock Grant       Exhibit 99.1 of Form S-8
            Plan (Amended and Restated as of February 12, 1998)   filed February 13, 1998 (File
                                                                  No. 333-46337)
10.27*      Atmos Energy Corporation Executive Nonqualified       Exhibit 10.33 of Form 10-K
            Deferred Compensation Plan                            for fiscal year ended
                                                                  September 30, 1998 (File No.
                                                                  1-10042)
10.28(a)*   Consulting Agreement between the Company and          Exhibit 10.2 of Form 10-Q for
            Charles K. Vaughan, effective October 1, 1994         quarter ended June 30, 1997
                                                                  (File No. 1-10042)
10.28(b)*   Amendment No. 1 to Consulting Agreement between the   Exhibit 10.3 of Form 10-Q for
            Company and Charles K. Vaughan, dated May 14, 1997    quarter ended June 30, 1997
                                                                  (File No. 1-10042)
10.28(c)*   Amendment No. 2 to Consulting Agreement between the   Exhibit 10.30(c) of Form 10-K
            Company and Charles K. Vaughan, dated August 12,      for fiscal year ended
            1998                                                  September 30, 1998 (File No.
                                                                  1-10042)
10.28(d)*   Amendment No. 3 to Consulting Agreement between the   Exhibit 10.30(d) of Form 10-K
            Company and Charles K. Vaughan, dated November 10,    for fiscal year ended
            1999                                                  September 30, 1999 (File No.
                                                                  1-10042)
10.28(e)*   Amendment No. 4 to Consulting Agreement between the   Exhibit 10.32(e) of Form 10-K
            Company and Charles K. Vaughan, dated November 9,     for fiscal year ended
            2000                                                  September 30, 2000 (File No.
                                                                  1-10042)
10.28(f)*   Mini-Med/Dental Benefit Extension Agreement dated
            October 1, 1994

                                                                         PAGE NUMBER OR
 EXHIBIT                                                                INCORPORATION BY
 NUMBER                         DESCRIPTION                               REFERENCE TO
 -------                        -----------                             ----------------
10.28(g)*   Amendment No. 1 to Mini-Med/Dental Benefit
            Extension Agreement dated August 14, 2001
10.29*      Atmos Energy Corporation Equity Incentive and         Exhibit C of Definitive Proxy
            Deferred Compensation Plan for Non-Employee           Statement on Schedule 14A
            Directors                                             filed December 30, 1998 (File
                                                                  No. 1-10042)
10.30(a)*   Atmos Energy Corporation Retirement Plan for          Exhibit 10(y) of Form 10-K
            Outside Directors                                     for fiscal year ended
                                                                  September 30, 1992 (File No.
                                                                  1-10042)
10.30(b)*   Amendment No. 1 to the Atmos Energy Corporation       Exhibit 10.2 of Form 10-Q for
            Retirement Plan for Outside Directors                 quarter ended December 31,
                                                                  1996 (File No. 1-10042)
10.31*      Atmos Energy Corporation Outside Directors            Exhibit 10.28 of Form 10-K
            Stock-for-Fee Plan (Amended and Restated as of        for fiscal year ended
            November 12, 1997)                                    September 30, 1997 (File No.
                                                                  1-10042)
10.32(a)*   Atmos Energy Corporation 1998 Long-Term Incentive     Exhibit A of Definitive Proxy
            Plan                                                  Statement on Schedule 14A
                                                                  filed December 30, 1998 (File
                                                                  No. 1-10042)
10.32(b)*   Atmos Energy Corporation Annual Incentive Plan for    Exhibit B of Definitive Proxy
            Management                                            Statement on Schedule 14A
                                                                  filed December 30, 1998 (File
                                                                  No. 1-10042)
11          Not applicable
12          Computation of ratio of earnings to fixed charges
13          Not applicable
16          Not applicable
18          Not applicable
            Other Exhibits, as indicated
21          Subsidiaries of the registrant
22          Not applicable
23          Consent of independent auditor, Ernst & Young LLP
24          Power of Attorney                                     Signature page of Form 10-K
                                                                  for fiscal year ended
                                                                  September 30, 2001

---------------

* This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."