Form 10-Q
period 2001-12-31
ATMOS ENERGY CORP
filed 2002-02-14
CIK 731802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

         OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

                                 (972) 934-9227
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---      ---

Number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2002.

                  Class                         Shares Outstanding
                  -----                         ------------------
               No Par Value                         41,077,144

PART 1.   FINANCIAL INFORMATION
Item 1.      Financial Statements


                            ATMOS ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      December 31,      September 30,
                                                                         2001               2001
                                                                      ------------      -------------
                                                                       (Unaudited)

ASSETS
Property, plant and equipment                                          $ 2,148,347       $ 2,109,867
    Less accumulated depreciation and amortization                         792,850           774,469
                                                                       -----------       -----------
        Net property, plant and equipment                                1,355,497         1,335,398
Current assets
    Cash and cash equivalents                                               12,785            15,263
    Cash held on deposit in margin account                                  47,529            66,666
    Accounts receivable, net                                               233,602           124,046
    Inventories                                                              5,595             6,041
    Gas stored underground                                                 109,356            89,555
    Assets from risk management activities                                  69,601            95,968
    Deferred gas cost                                                        2,509            10,999
    Other current assets and prepayments                                    10,198            15,713
                                                                       -----------       -----------
        Total current assets                                               491,175           424,251
Intangible assets                                                           11,774            12,125
Goodwill                                                                    64,941            64,745
Noncurrent assets from risk management activities                           30,374            29,771
Deferred charges and other assets                                          169,785           169,890
                                                                       -----------       -----------
                                                                       $ 2,123,546       $ 2,036,180
                                                                       ===========       ===========

SHAREHOLDERS' EQUITY AND LIABILITIES
Shareholders' equity
    Common stock                                                       $       205       $       204
    Additional paid-in capital                                             494,307           489,948
    Retained earnings                                                      103,693            95,132
    Accumulated other comprehensive income (loss)                             (783)           (1,420)
                                                                       -----------       -----------
        Shareholders' equity                                               597,422           583,864
Long-term debt                                                             679,057           692,399
                                                                       -----------       -----------
        Total capitalization                                             1,276,479         1,276,263
Current liabilities
    Current maturities of long-term debt                                    20,413            20,695
    Short-term debt                                                        207,136           201,247
    Accounts payable and accrued liabilities                               204,191            84,471
    Taxes payable                                                            8,375            11,620
    Customers' deposits                                                     30,065            32,351
    Liabilities from risk management activities                             81,558           119,484
    Other current liabilities                                               34,596            41,161
                                                                       -----------       -----------
        Total current liabilities                                          586,334           511,029
Deferred income taxes                                                      145,731           138,934
Noncurrent liabilities from risk management activities                       9,521             7,412
Deferred credits and other liabilities                                     105,481           102,542
                                                                       -----------       -----------
                                                                       $ 2,123,546       $ 2,036,180
                                                                       ===========       ===========

See accompanying notes to condensed consolidated financial statements

                            ATMOS ENERGY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)


                                                                     Three months ended
                                                                         December 31
                                                                  ------------------------
                                                                     2001           2000
                                                                  ---------      ---------

Operating revenues                                                $ 271,342      $ 442,790
Purchased gas cost                                                  161,977        332,842
                                                                  ---------      ---------
    Gross profit                                                    109,365        109,948

Gas trading margin                                                    7,163           --

Operating expenses
    Operation and maintenance                                        42,528         35,959
    Depreciation and amortization                                    20,474         15,781
    Taxes, other than income                                         10,080          9,267
                                                                  ---------      ---------
        Total operating expenses                                     73,082         61,007
                                                                  ---------      ---------
Operating income                                                     43,446         48,941

Equity in earnings of Woodward Marketing, L.L.C                        --            2,040
Miscellaneous income (expense)                                        5,401         (2,387)
Interest charges, net                                                15,992         12,246
                                                                  ---------      ---------
Income before income taxes                                           32,855         36,348

Income taxes                                                         12,222         13,376
                                                                  ---------      ---------
        Net income                                                $  20,633      $  22,972
                                                                  =========      =========
Basic net income per share                                        $     .51      $     .70
                                                                  =========      =========
Diluted net income per share                                      $     .50      $     .70
                                                                  =========      =========
Cash dividends per share                                          $    .295      $    .290
                                                                  =========      =========

Weighted average shares outstanding:
    Basic                                                            40,837         32,810
                                                                  =========      =========
    Diluted                                                          40,922         32,908
                                                                  =========      =========


See accompanying notes to condensed consolidated financial statements

                            ATMOS ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                          Three months ended
                                                                              December 31
                                                                       -------------------------
                                                                          2001            2000
                                                                       ---------       ---------

Cash Flows From Operating Activities
    Net income                                                         $  20,633       $  22,972
    Adjustments to reconcile net income to
      net cash provided (used) by operating activities:
      Depreciation and amortization:
          Charged to depreciation and
            amortization                                                  20,474          15,781
          Charged to other accounts                                          693             750
      Deferred income taxes (benefit)                                      6,421          (4,606)
      Other                                                                 (171)           --
      Net assets/liabilities from risk management activities              (8,035)           --
      Net change in operating assets and liabilities                      16,587         (49,529)
                                                                       ---------       ---------
        Net cash provided (used) by operating activities                  56,602         (14,632)

Cash Flows From Investing Activities
    Capital expenditures                                                 (28,009)        (19,464)
    Acquisitions                                                         (15,747)           --
    Retirements of property, plant and
        equipment, net                                                       123            (147)
    Proceeds from sale of assets, net                                       --             6,625
                                                                       ---------       ---------
          Net cash used in investing activities                          (43,633)        (12,986)

Cash Flows From Financing Activities
    Net increase (decrease) in short-term debt                             5,889        (102,446)
    Cash dividends paid                                                  (12,072)         (9,285)
    Repayment of long-term debt                                          (13,624)         (7,893)
    Issuance of common stock                                               4,360           3,379
    Proceeds from equity offering, net                                      --           142,043
                                                                       ---------       ---------
          Net cash provided (used) by financing activities               (15,447)         25,798
                                                                       ---------       ---------
Net decrease in cash and cash equivalents                                 (2,478)         (1,820)
Cash and cash equivalents at beginning
    of period                                                             15,263           7,379
                                                                       ---------       ---------
Cash and cash equivalents at end
    of period                                                          $  12,785       $   5,559
                                                                       =========       =========


See accompanying notes to condensed consolidated financial statements

                            ATMOS ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2001

1.       Unaudited interim financial information

In the opinion of management, all material adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made to the unaudited interim period financial statements. Because of seasonal and other factors, the results of operations for the three month period ended December 31, 2001 are not indicative of expected results of operations for the year ending September 30, 2002. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation in its Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

Principles of consolidation - The accompanying condensed consolidated financial statements include the accounts of Atmos Energy Corporation and its wholly-owned subsidiaries. Intercompany transactions have been eliminated.

Prior to April 1, 2001, we owned a 45 percent interest in Woodward Marketing, L.L.C. and accounted for that ownership using the equity method of accounting for investments. Subsequent to April 1, 2001, we owned 100 percent of Woodward Marketing and accounted for that ownership on a consolidated basis.

Common stock - As of December 31, 2001, we had 100,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 41,027,472 shares outstanding. At September 30, 2001, we had 40,791,501 shares outstanding.

Goodwill - Total goodwill was $64.9 million and $64.7 million at December 31, 2001 and September 30, 2001. Goodwill applicable to the utility segment was $36.9 million at December 31, 2001 and September 30, 2001. Goodwill applicable to the non-regulated segment was $28.0 million and $27.8 million at December 31, 2001 and September 30, 2001. Goodwill applicable to the utility segment resulted from the acquisition of the Louisiana Gas Service Company assets on July 1, 2001 and is not subject to amortization under the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Goodwill applicable to the non-regulated segment was amortized over 20 years until September 30, 2001. Effective October 1, 2001, goodwill applicable to the non-regulated segment will not be amortized under the provisions of Statement of Financial Accounting Standards No. 142. The proforma effect on goodwill amortization of adopting Statement of Financial Accounting Standards No. 142 is not material.

Impairment of Intangible Assets - We periodically evaluate whether events or circumstances have occurred that indicate that the value of intangible assets may have been impaired. When such events or circumstances are present, we assess the value of intangible assets by determining whether the carrying amount will be recovered through the expected future cash flows. In the event the sum of the expected future cash flows resulting from the use of the asset is less than the carrying amount, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. To date, no such impairment has been recognized.

Goodwill - Under the provisions of Statement of Financial Accounting Standard No. 142, we evaluate our goodwill balance annually. The initial evaluation will take place during the second quarter of our current fiscal year. We do not anticipate any impairment of the goodwill balance.

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

Accounts receivable and allowance for doubtful accounts - Accounts receivable consists of natural gas sales to residential, commercial, industrial, agricultural and other customers. The allowance for doubtful accounts is computed based on the aging of outstanding accounts receivable and historical collections experience and represents in management's opinion, an adequate allowance to provide for probable uncollectable accounts.

Risk management assets and liabilities, non-regulated segment - We use storage, transportation and requirements contracts, forwards, over-the-counter and exchange-traded options, futures and swap contracts to conduct our risk management activities. We use the mark-to-market method to account for these activities in accordance with Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities." Under this method, the aforementioned contracts are reflected at fair value, inclusive of future servicing costs and valuation adjustments, with resulting unrealized gains and losses recorded as assets or liabilities from risk management activities on the consolidated balance sheet. Current period changes in the assets and liabilities from risk management activities are recognized as net gains or losses on the condensed consolidated statement of income as gas trading margin. Changes in the assets and liabilities from risk management activity result primarily from changes in the valuation of the portfolio of contracts, maturity and settlement of contracts and newly originated transactions. Market prices and models used to value these transactions reflect our best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts. Values are adjusted to reflect the potential impact of liquidating our positions in an orderly manner over a reasonable period of time under present market conditions. Changes in market prices directly affect our estimate of the fair value of these transactions.

Risk management assets and liabilities, utility segment - Our business units have entered into financial instruments for the 2001-2002 heating season. The purpose of entering into these financial instruments is to protect us and our customers from unusually large winter period gas price increases. We use the mark-to-market method to account for these activities as described above. In accordance with Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation", current period changes in the assets and liabilities from risk management activities are recorded as deferred gas costs on the condensed consolidated balance sheet as these costs will ultimately be recovered from ratepayers. Accordingly, there is no earnings impact as a result of the use of these financial instruments. Upon maturity, the contracts are recognized in purchased gas cost.

Comprehensive income - The following table presents the components of comprehensive income, net of related tax, for the three-month period ended December 31, 2001 and 2000:

                                                                         Three months ended
                                                                             December 31
                                                                       ----------------------
                                                                         2001          2000
                                                                       --------      --------
                                                                           (In thousands)

Net income                                                             $ 20,633      $ 22,972
Unrealized holding gains (losses) on investments                            637        (1,522)
Unrealized losses on derivative financial instruments                      --          (3,634)
                                                                       --------      --------
Comprehensive income                                                   $ 21,270      $ 17,816
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

Recently issued accounting standards not yet adopted - In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We are currently in the process of evaluating the impact the adoption of this Statement will have on our financial condition, results of operations or net cash flows.

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

United Cities Gas Company and the Tennessee Department of Environment and Conservation entered into a consent order effective January 23, 1997, to facilitate the investigation, removal and remediation of the Johnson City site. United Cities Gas Company began the implementation of the consent order in the first quarter of 1997 which continued through December 31, 2001. The investigative phase of the work at the site has been completed. An interim removal action was completed in June 2001. The Tennessee Regulatory Authority granted United Cities Gas Company permission to defer, until its next rate case, all costs incurred in Tennessee in connection with state and federally mandated environmental control requirements.

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

As of December 31, 2001, we had incurred costs of approximately $0.9 million for the investigations of the Johnson City and Bristol, Tennessee and Hannibal, Missouri sites and had a remaining accrual relating to these sites of $0.8 million.

Mercury Contamination Sites

We have completed investigation and remediation activities pursuant to Consent Orders between the Kansas Department of Health and Environment and United Cities Gas Company. The Orders provided for the investigation and remediation of mercury contamination at gas pipeline sites which utilize or formerly utilized mercury meter equipment in Kansas. The Final Interim Characterization and Remediation Report has been submitted to the Kansas Department of Health. We have agreed to amendments of the Orders with the Kansas Department of Health to include all mercury meters that belonged to our Greeley Gas Division before the merger with United Cities Gas Company on July 31, 1997. These sites will be investigated in 2002 and any necessary remediation will be performed. As of December 31, 2001, we had incurred costs of $0.1 million for these sites and had a remaining accrual of $0.3 million for recovery. The Kansas Corporation Commission has authorized us to defer these costs and seek recovery in a future rate case.

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

3.       Short-term debt

At December 31, 2001, short-term debt was composed of $189.1 million of commercial paper and $18.0 million outstanding under bank credit facilities.

Committed credit facilities

We have short-term committed credit facilities totaling $318.0 million. One short-term unsecured credit facility is for $300.0 million with an option to increase the amount by $100.0 million and serves as a backup liquidity facility for our commercial paper program. Our commercial paper is rated A-2 by Standard and Poor's and P-2 by Moody's. At December 31, 2001, $189.1 million of commercial paper was outstanding. We have a second facility in place for $18.0 million. At December 31, 2001, $18.0 million was outstanding under this credit facility. These credit facilities are negotiated at least annually and are used for working capital purposes.

Uncommitted credit facilities

Our Woodward Marketing subsidiary has an uncommitted demand credit facility for $125.0 million which is used for its non-regulated business. Atmos Energy Marketing, LLC, our wholly-owned subsidiary, is the sole guarantor of all amounts outstanding under this facility. At December 31, 2001, no amount was outstanding under this credit facility. Related letters of credit totaling $48.6 million reduced the amount available under this facility. This facility is used for working capital purposes.

We also have unsecured short-term uncommitted credit lines from two banks totaling $40.0 million. No amounts were outstanding under these credit facilities at December 31, 2001. The uncommitted lines are renewed or renegotiated at least annually with varying terms and we pay no fee for the availability of the lines. Borrowings under these lines are made on a when- and as-available basis at the discretion of the banks. These facilities are also used for working capital purposes.

In addition, Woodward Marketing has up to $100.0 million of credit available from Atmos for its non-regulated business. At December 31, 2001, $91.8 million was outstanding. This intercompany facility is subordinated in terms of repayment to the $125.0 million uncommitted demand credit facility described above.

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

                                                                      For the three months ended
                                                                              December 31
                                                                      --------------------------
                                                                          2001          2000
                                                                         ------        ------

Weighted average common shares - basic                                   40,837        32,810
Effect of dilutive securities:
    Restricted stock                                                         67            92
    Stock options                                                            18             6
                                                                        -------       -------
Weighted average common shares - assuming
    dilution                                                             40,922        32,908
                                                                        =======       =======

5.       Segment information

Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in Note 1 of notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2001. All intersegment sales prices are market based. We evaluate performance based on net income or loss of the respective operating units.

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", we have identified the Utility and Non-regulated segments. For an expanded description of these segments, please refer to Note 1 of notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2001. We consider each business unit within our utility segment to be a reporting unit of the utility segment and not a reportable segment. Our chief executive officer makes decisions about allocating resources to the utility segment as a whole and not to individual reporting units. The individual operations that comprise the non-regulated segment are not currently material to our consolidated financial position or results of operations and therefore do not require separate reporting. Prior to April 1, 2001, we owned a 45 percent interest in Woodward Marketing and accounted for that ownership using the equity method of accounting for investments. Subsequent to April 1, 2001, we own 100 percent of Woodward Marketing and account for that ownership on a consolidated basis.

Summarized financial information concerning our reportable segments for the three months ended December 31, 2001 and 2000 are shown in the following table:

                                                                                  Non-
                                                          Utility              Regulated           Total
                                                        -----------            ----------       -----------
                                                                              (In thousands)

As of and for the three months ended
December 31, 2001:
Operating revenues for reportable
    segments                                            $   265,156            $    7,635       $   272,791
Elimination of intersegment
    revenues                                                   (639)                 (810)           (1,449)
                                                        -----------            ----------       -----------
      Total operating revenues                              264,517                 6,825           271,342

Net income                                                   16,834                 3,799            20,633

Total assets                                              1,944,012               334,759         2,278,771

December 31, 2000:
Operating revenues for reportable
    segments                                            $   428,462            $   15,967       $   444,429
Elimination of intersegment
    revenues                                                   (753)                 (886)           (1,639)
                                                        -----------            ----------       -----------
      Total operating revenues                              427,709                15,081           442,790

Net income                                                   22,838                   134            22,972

Total assets                                              1,508,608               107,961         1,616,569

A reconciliation of total assets for the reportable segments to total consolidated assets for December 31, 2001 and 2000 is presented below:

                                                                 December 31
                                                        -----------------------------
                                                           2001               2000
                                                        -----------       -----------
                                                                  (In thousands)

Total assets for reportable segments                    $ 2,278,771       $ 1,616,569
Elimination of intercompany accounts                       (155,225)          (16,555)
                                                        -----------       -----------
    Total consolidated assets                           $ 2,123,546       $ 1,600,014
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

Weather Hedges and Insurance

In July 2000, we entered into an agreement to purchase weather hedges for our Texas and Louisiana operations effective for the 2000-2001 heating season. The hedges were designed to help mitigate the effects of weather that was at least seven percent warmer than normal in both Texas and Louisiana while preserving any upside. The cost of the weather hedges was approximately $4.9 million which was amortized over the 2000-2001 heating season. No income was recognized for the 2000-2001 heating season for these weather hedges due to the colder than normal weather.

In June 2001, we purchased a three year weather insurance policy with an option to cancel in the third year if we obtain weather protection in our rate structures. The policy is for our Texas and Louisiana operations and covers the entire heating season of October to March beginning with the 2001-2002 heating season. The cost of the three year policy was approximately $13.2 million which was prepaid and will be amortized over the appropriate heating seasons based on degree days. The insurance is designed to protect against weather that is at least seven percent warmer than normal. During the quarter ended December 31, 2001, we recognized $5.9 million in income and $1.9 million in amortization expense relating to this insurance policy.

Utility Hedging Activities

We have historically hedged 20 percent of our gas supply through the use of our underground storage assets. For the 2001-2002 heating season, we covered approximately 64 percent of our anticipated flowing gas requirements through storage and futures and fixed forward contracts. This should provide protection to us and our customers against sharp increases in the price of natural gas during the 2001-2002 heating season.

In accordance with Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation", current period changes in the assets and liabilities from risk management activities are recorded as deferred gas costs on the condensed consolidated balance sheet as these costs will ultimately be recovered from ratepayers. Accordingly, there is no earnings impact as a result of the use of these financial instruments. Upon maturity, the contracts are recognized in purchased gas cost.

Non-Regulated Hedging Activities

At December 31, 2001, we had 2,744 open contracts, representing 0.3 Bcf of notional volumes with average contract maturities of less than two years. These contracts were marked to market. The $4.3 million mark-to-market gain associated with these positions was recorded as unrealized trading margin on the condensed consolidated statement of income.

Effective April 1, 2001, natural gas sales from our natural gas trading operations are netted against purchased gas costs and shown as gas trading margin on the consolidated statements of income. For the three months ended December 31, 2001, our gas trading margin consisted of a $2.9 million realized trading gain and a $4.3 million unrealized trading gain.

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

The principal business of Woodward Marketing, including the activities of Trans Louisiana Industrial Gas Company, Inc., is the overall management of natural gas requirements for municipalities, local gas utility companies and industrial customers located primarily in the Southwestern and Midwestern United States. This business involves the sale of natural gas by Woodward Marketing to its customers and the management of storage and transportation contracts for its customers under contracts generally having one to two-year terms. At December 31, 2001, Woodward Marketing had a total of 78 municipal and local gas utility customers and 296 industrial customers. Woodward Marketing also sells natural gas to certain of its industrial customers on a delivered burner tip basis under contract terms from 30 days to two years. In addition, Woodward Marketing supplies us with a portion of our natural gas requirements on a competitive bid basis.

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

Woodward Marketing also engages in limited speculative natural gas trading for its own account, subject to a risk management policy established by us which limits the level of trading loss in any fiscal year to a maximum of 25 percent of the budgeted annual operating income of Woodward Marketing. Compliance with such risk management policy is monitored on a daily basis. In addition, Woodward Marketing's bank credit facility limits trading positions that are not closed at the end of the day (open positions) to 2.5 Bcf of natural gas. At December 31, 2001, Woodward Marketing's open positions in its trading operations totaled 0.3 Bcf. In its speculative trading, Woodward Marketing's open trading positions are monitored on a daily basis but are not required to be closed if they remain within the limits set by the bank loan agreement. Woodward Marketing had an unrealized trading gain of $4.3 million for the quarter ended December 31, 2001, but there can be no assurance that Woodward Marketing will have any speculative trading gain in the future. In some prior years, Woodward Marketing experienced losses in its speculative trading business. The financial exposure that results from the daily fluctuations of gas prices and the potential for daily price movements constitutes a risk of loss since the price of natural gas purchased for future delivery at the beginning of the day may not be hedged until later in the day.

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of December 31, 2001 and the related condensed consolidated statements of income and cash flows for the three-month periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the Untied States, the consolidated balance sheet of Atmos Energy Corporation as of September 30, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein) and in our report dated November 2, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                              ERNST & YOUNG LLP


Dallas, Texas
February 6, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q and Management's Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended September 30, 2001.

We distribute and sell natural gas to approximately 1.4 million residential, commercial, industrial, agricultural and other customers. We operate through five divisions in service areas located in Colorado, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Missouri, Tennessee, Texas and Virginia. Such business is subject to regulation by state and/or local authorities in each of the states in which we operate. In addition, our business is affected by seasonal weather patterns, competitive factors within the energy industry and economic conditions in the areas that we serve. We also transport natural gas for others through our distribution system.

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

Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company's documents or oral presentations, the words "anticipate," "expect," "estimate," "plans," "believes," "objective," "forecast," "goal" or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company's strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: adverse weather conditions such as warmer or drier than normal weather in the Company's service territories; national, regional and local economic conditions; competition from other energy suppliers and alternative forms of energy; recent national events, including the impact of any future terrorist attacks; regulatory and business trends and decisions, including the impact of pending rate and related proceedings before various state regulatory commissions; successful completion, financing and integration of acquisitions; inflation and the volatility of commodity prices for natural gas; increased competition; further deregulation or "unbundling" of the natural gas distribution industry; hedging and market risk activities and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. A discussion of these risks and uncertainties may be found in the Company's Form 10-K for the year ended September 30, 2001. Accordingly, while the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, the Company undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

Weather and Seasonality

Our natural gas distribution business and irrigation sales business is seasonal and dependent upon weather conditions in our service areas. Natural gas sales to residential, commercial and public authority customers are affected by winter heating season requirements. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to industrial customers are much less weather sensitive. Sales to agricultural customers, who typically use natural gas to power irrigation pumps during the period from March through September, are affected by rainfall amounts and the price of natural gas. Weather, adjusted for service areas with weather normalized operations, for the three months ended December 31, 2001 was 11% warmer than normal and 29% warmer than weather in the corresponding period of the prior year.

The effects of weather that is above or below normal are partially offset in the Tennessee and Georgia jurisdictions served by the United Cities Gas Division and in the Kentucky jurisdiction served by the Western Kentucky Gas Division through weather normalization adjustments. The Georgia Public Service Commission, the Tennessee Regulatory Authority and the Kentucky Public Service Commission have approved weather normalization adjustments. The weather normalization adjustments, effective October through May each year in Georgia, and November through April each year in Tennessee and Kentucky, allow the United Cities Gas Division and Western Kentucky Gas Division to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the weather normalization adjustments was an increase in revenues of approximately $2.8 million for the three months ended December 31, 2001, as compared with a decrease of approximately $1.4 million for the three months ended December 31, 2000. Approximately 377,000 or 27 percent of our meters in service are located in Georgia,

Tennessee and Kentucky. We did not have weather normalization adjustments in our other service areas during the three months ended December 31, 2001.

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

In June 2001, we purchased a three year weather insurance policy with an option to cancel in the third year if we obtain weather protection in our rate structures. The policy is for our Texas and Louisiana operations and covers the entire heating season of October to March beginning with the 2001-2002 heating season. The cost of the three year policy was approximately $13.2 million which was prepaid and will be amortized over the appropriate heating seasons based on degree days. The insurance is designed to protect against weather that is at least seven percent warmer than normal. During the quarter ended December 31, 2001, we recognized $5.9 million in income and $1.9 million in amortization expense relating to this insurance policy.

We have historically hedged 20 percent of our gas supply through the use of our underground storage assets. For the 2001-2002 heating season, we covered approximately 64 percent of our anticipated flowing gas requirements through storage and futures and fixed forward contracts. This should provide protection to us and our customers against sharp increases in the price of natural gas during the 2001-2002 heating season.

Status of Pending Acquisition

In September 2001, we entered into a definitive agreement to acquire Mississippi Valley Gas Company, a privately held natural gas utility, for $150.0 million, consisting of $75.0 million cash and $75.0 million of Atmos common stock. In addition, we will assume outstanding debt of Mississippi Valley Gas, net of working capital, of approximately $45.0 million. Mississippi Valley Gas provides natural gas distribution service to more than 261,500 residential, commercial, industrial and other customers located primarily in the northern and central regions of Mississippi. The acquisition is subject to state and federal regulatory approval. It is anticipated that the acquisition will be completed in fiscal 2002.

FINANCIAL CONDITION

For the three months ended December 31, 2001, net cash provided by operating activities totaled $56.6 million compared with net cash used by operating activities of $14.6 million for the three months ended December 31, 2000. The increase in net cash provided by operating activities from net cash used by operating activities was primarily the result of a smaller increase in accounts receivable, a decrease in cash held on deposit in margin accounts and a decrease in deferred gas costs partially offset by an increase in gas stored underground and decreases in net income, accounts payable and taxes payable. In addition, an increase in depreciation and amortization and deferred income taxes added to the increase in net cash provided by operating activities. These increases were offset by the reduction in the net change in our assets/liabilities from risk management activities. The decrease in net income was due primarily to higher operating expenses and interest expense. These higher expenses were partially offset by an increase in gas trading margin and miscellaneous income (expense).

For the three months ended December 31, 2001, net cash used in investing activities totaled $43.6 million compared with $13.0 million for the three months ended December 31, 2000. Major cash flows used in investing activities for the three months ended December 31, 2001 included capital expenditures of $28.0 million compared with $19.5 million for the three months ended December 31, 2000. The capital expenditures budget for fiscal 2002, excluding acquisitions, is expected to be in the range of $121.0 million to $125.0 million as compared with actual capital expenditures of $113.1 million for fiscal 2001. Budgeted capital projects for fiscal 2002 include expenditures for additional mains, services, meters and equipment. In fiscal 2002, we plan to complete the Mississippi Valley Gas Company acquisition for $75.0 million cash, $75.0 million of Atmos common stock and the assumption of approximately $45.0 million of long-term debt. Capital expenditures and acquisitions for fiscal 2002 are planned to be financed from internally generated funds and financing activities as discussed below. For the three months ended December 31, 2001, investing activities included $15.7 million for the acquisition of Kentucky-based market area storage and associated pipeline facility assets and the gas marketing assets of Innovative Gas Services, Inc. and common stock of Southern Resources, Inc. For the three months ended December 31, 2000, we received net proceeds of $6.6 million in connection with the sale of certain utility assets.

For the three months ended December 31, 2001, net cash used by financing activities totaled $15.4 million compared with net cash provided by financing activities of $25.8 million for the three months ended December 31, 2000. For the three-month period ended December 31, 2001, short-term debt increased $5.9 million compared with a decrease of $102.4 million for the three months ended December 31, 2000. The decrease for the three months ended December 31, 2000 was due to the net proceeds of approximately $142.0 million from the equity offering in December 2000 being used to reduce the amount of short-term debt outstanding. Repayments of long-term debt totaled $13.6 million for the three months ended December 31, 2001 compared with $7.9 million for the three months ended December 31, 2000. We paid $12.1 million in cash dividends during the three months ended December 31, 2001 compared with dividends of $9.3 million during the three months ended December 31, 2000. This reflects increases in the quarterly dividend rate and in the number of shares outstanding. During the three months ended December 31, 2001, we issued 235,971 shares of common stock.

The following table presents the number of shares issued for the three-month periods ended December 31, 2001 and 2000:

                                                           Three months ended
                                                               December 31
                                                         -----------------------
                                                          2001           2000
                                                        ---------      ---------

Shares issued:
    Employee Stock Ownership Plan                          69,961         48,738
    Direct Stock Purchase Plan                            133,402        105,010
    Outside Directors Stock-for-Fee Plan                      577            605
    Long-Term Incentive Plan                               32,031           --
    Equity Offering                                          --        6,741,500
                                                        ---------     ----------
      Total shares issued                                 235,971      6,895,853
                                                        =========     ==========

We believe that internally generated funds, our credit facilities, commercial paper program and access to the public debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 2002.

We have short-term committed credit facilities totaling $318.0 million. One short-term unsecured credit facility is for $300.0 million with an option to increase the amount by $100.0 million and serves as a backup liquidity facility for our commercial paper program. Our commercial paper is rated A-2 by Standard and Poor's and P-2 by Moody's. At December 31, 2001, $189.1 million of commercial paper was outstanding. We have a second facility in place for $18.0 million. At December 31, 2001, $18.0 million was outstanding under this credit facility. These credit facilities are negotiated at least annually and are used for working capital purposes.

Our Woodward Marketing subsidiary has an uncommitted demand credit facility for $125.0 million which is used for its non-regulated business. Atmos Energy Marketing, LLC, our wholly-owned subsidiary, is the sole guarantor of all amounts outstanding under this facility. At December 31, 2001, no amount was outstanding under this credit facility. Related letters of credit totaling $48.6 million reduced the amount available under this facility. This facility is used for working capital purposes.

We also have unsecured short-term uncommitted credit lines from two banks totaling $40.0 million. No amounts were outstanding under these credit facilities at December 31, 2001. The uncommitted lines are renewed or renegotiated at least annually with varying terms and we pay no fee for the availability of the lines. Borrowings under these lines are made on a when- and as-available basis at the discretion of the banks. These facilities are also used for working capital purposes.

In addition, Woodward Marketing has up to $100.0 million of credit available from Atmos for its non-regulated business. At December 31, 2001, $91.8 million was outstanding. This intercompany facility is subordinated in terms of repayment to the $125.0 million uncommitted demand credit facility described above.

In December 2001, we filed a shelf registration statement with the Securities and Exchange Commission to issue, from time to time, up to $600.0 million in new common stock and/or debt. In connection with this filing, we are also in the process of filing applications for approval to issue securities with five state utility commissions. Obtaining all the required state regulatory approvals is expected to take from three to six months. The registration statement was declared effective by the Securities and Exchange Commission on January 30, 2002. Once it is approved by the various state utility commissions, we will be authorized to "take securities off the shelf" and issue them to investors and lenders. The proceeds are planned to be used for general corporate purposes, including acquisitions, debt repayment and other business-related matters. The shelf registration statement will provide us with greater flexibility in our financing options.

The following tables provide information about contractual obligations and commercial commitments at December 31, 2001.

                                                             Payments Due by Period
                                         ---------------------------------------------------------------------
                                                        Less than                                     After 5
                                           Total          1 year       1-3 years      4-5 years        years
                                         ---------      ---------      ---------      ---------      ---------
                                                               (In thousands)

CONTRACTUAL OBLIGATIONS

Long Term Debt                           $ 699,470      $  20,413      $  36,774      $  27,424      $ 614,859
Capital Lease Obligations                    6,630            876          1,752          1,276          2,726
Operating Leases                            66,467          9,250         16,713         15,624         24,880
                                         ---------      ---------      ---------      ---------      ---------
Total Contractual
    Obligations                          $ 772,567      $  30,539      $  55,239      $  44,324      $ 642,465
                                         =========      =========      =========      =========      =========

                                                             Payments Due by Period
                                         ---------------------------------------------------------------------
                                                        Less than                                     After 5
                                           Total          1 year       1-3 years      4-5 years        years
                                         ---------      ---------      ---------      ---------      ---------
                                                               (In thousands)

OTHER COMMERCIAL
    COMMITMENTS

Lines of Credit                          $ 318,000      $ 318,000      $    --        $    --        $    --

One short-term unsecured credit facility for $300.0 million included in the total lines of credit above serves as a backup liquidity facility for our commercial paper program. Any amounts outstanding on our commercial paper reduce the amount available under this facility.

Risk Management and Trading Activities

We conduct our risk management activities through both our utility and non-regulated segments. The following table shows our risk management assets and liabilities by segment at December 31, 2001.

                                                    Utility      Non-Regulated       Total
                                                   ---------     -------------     ---------
                                                                (In thousands)

Assets from risk management
    activities, current                            $    --         $  69,601       $  69,601

Assets from risk management
    activities, noncurrent                              --            30,374          30,374
Liabilities from risk management
    activities, current                              (25,314)        (56,244)        (81,558)
Liabilities from risk management
    activities, noncurrent                              --            (9,521)         (9,521)
                                                   ---------       ---------       ---------
Net assets (liabilities)                           $ (25,314)      $  34,210       $   8,896
                                                   =========       =========       =========

In accordance with Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation", current period changes in the assets and liabilities from risk management activities are recorded as deferred gas costs on the condensed consolidated balance sheet as these costs will ultimately be recovered from ratepayers. Accordingly, there is no earnings impact as a result of the use of these financial instruments. Upon maturity, the contracts are recognized in purchased gas cost.

To conduct our risk management and trading activities, our non-regulated segment uses natural gas storage, transportation and requirements contracts, forwards, over-the-counter and exchange-traded options, futures and swap contracts.

The mark-to-market method is used to account for these activities, as prescribed in EITF Issue No. 98-10 and EITF Issue 00-17. Under these methods, the aforementioned contracts are reflected at fair value, inclusive of future servicing costs and valuation adjustments, with resulting unrealized gains and losses recorded as "Assets from risk management activities" and "Liabilities from risk management activities" on the condensed consolidated balance sheet. Current period changes in the assets and liabilities from risk management activities are recognized as net gains or losses on the condensed consolidated statement of income as gas trading margin. Changes in assets and liabilities from risk management activities result primarily from changes in valuation of the portfolio of contracts, maturity and settlement of contracts, and newly originated transactions.

Market prices are primarily used to value these transactions. In addition, a market price based model is used for valuing certain storage and transportation contracts. These values reflect management's best estimate considering various factors, including closing exchange and over-the-counter quotations, time value, and volatility factors underlying the contracts. The values are adjusted to reflect the potential impact of liquidating our position in an orderly manner over a reasonable time frame under present market conditions. Changes in market prices directly affect management's estimate of the fair value of these transactions.

The following table reflects the reasons for the change in fair value of our non-regulated energy trading contract activities for the quarter ending December 31, 2001 (in thousands).

      Fair value of contracts at September 30, 2001                 $ 28,349
          Contracts realized/settled                                  10,568
          Fair value of new contracts                                  3,623
          Changes in fair value in valuation
            techniques/assumptions                                        --
          Other changes in value                                      (8,330)
                                                                    --------
      Fair value of contracts at December 31, 2001                  $ 34,210
                                                                    ========

The fair value of our non-regulated energy trading contracts for the quarter ending December 31, 2001, is segregated below, by time period and fair value source.

                                                 Fair Value of Contracts at December 31, 2001
                                     ----------------------------------------------------------------------
                                       Maturity                                  Maturity
                                      Less than      Maturity        Maturity    excess of      Total Fair
                                        1 year      1-3 years       4-5 years     5 years         Value
                                     ----------     ---------       ---------    ---------      -----------
                                                                  (In thousands)
SOURCE OF FAIR VALUE

Prices actively quoted                $ (40,066)      $ (3,405)       $    --      $    --       $ (43,471)
Prices provided by
    other external sources               67,977          5,738            655          167          74,537
Prices based on models
    and other valuation
    methods                              (3,957)         6,995            106           --           3,144
                                      ---------       --------        -------      -------       ---------
Total Fair Value                      $  23,954       $  9,328        $   761      $   167       $  34,210
                                      =========       ========        =======      =======       =========

RESULTS OF OPERATIONS

Three Months Ended December 31, 2001, Compared with Three Months Ended December 31, 2000

Operating revenues decreased by 39 percent to $271.3 million for the three months ended December 31, 2001 from $442.8 million for the three months ended December 31, 2000. The most significant factors contributing to the decrease in operating revenues were a 23 percent decrease in average sales price due to the decreased cost of gas and a 22 percent decrease in sales volumes due to warmer weather. During the quarter ended December 2001, temperatures were 29 percent warmer than in the corresponding quarter of the prior year and were 11 percent warmer than the 30-year normal for the quarter, adjusted for service areas with weather normalized operations. The total volume of gas sold for the three months ended December 31, 2001 was 41.0 billion cubic feet compared with 52.5 billion cubic feet for the three months ended December 31, 2000. However, the decrease in sales volumes was partially offset by the additional sales volumes related to the Louisiana Gas Service operations acquired in July 2001. The average sales price per Mcf sold decreased $1.89 or 23 percent to $6.33 primarily due to a decrease in the average cost of gas. The average cost of gas per Mcf sold decreased 37 percent to $3.95 for the three months ended December 31, 2001 from $6.29 for the three months ended December 31, 2000. However, the decrease in operating revenues was partially offset by increased revenues from the Louisiana Gas Service acquisition in July 2001 as well as the impact of rate increases in Colorado and West Texas.

Gross profit decreased slightly to $109.4 million for the three months ended December 31, 2001 from $109.9 million for the three months ended December 31, 2000. The decrease in gross profit was due to the decrease in volumes sold to weather sensitive customers mostly offset by the additional gross profit from the Louisiana Gas Service acquisition in July 2001 and the impact of rate increases discussed previously. Changes in the cost of gas do not directly affect gross profit because the fluctuations in gas prices are passed through to the customer.

On April 1, 2001, we completed our acquisition of the remaining 55 percent interest in Woodward Marketing, L.L.C. As a result of this acquisition, the revenues and expenses of Woodward Marketing are now shown on a consolidated basis. For the three months ended December 31, 2001, Woodward Marketing had income of $7.2 million in gas trading margin.

Operating expenses increased to $73.1 million for the three months ended December 31, 2001 from $61.0 million for the three months ended December 31, 2000. Operation and maintenance expense increased due primarily to the addition of $9.2 million relating to the Louisiana Gas Service acquisition in July 2001 and an increase of $3.2 million in pension costs. A decrease in the provision for doubtful accounts of $7.1 million partially offset this increase. Depreciation and amortization increased $4.7 million due to the addition of the assets from the Louisiana Gas Service acquisition in July 2001.

Operating income decreased 11 percent for the three months ended December 31, 2001 to $43.4 million from $48.9 million for the three months ended December 31, 2000. The decrease in operating income resulted primarily from the increase in operating expenses described above partially offset by income from our gas trading margin.

Miscellaneous income (expense) increased $7.8 million to $5.4 million for the three months ended December 31, 2001 compared to $(2.4) million for the three months ended December 31, 2000. This increase was due to income of $5.9 million recognized related to our weather insurance policy and an increase of $1.6 million in net recoveries related to our performance based-ratemaking mechanisms.

Interest expense increased $3.7 million, or 31 percent, for the three months ended December 31, 2001 compared with the three months ended December 31, 2000 due primarily to the interest expense on the $350.0 million debt offering in May 2001.

Net income decreased for the three months ended December 31, 2001 by $2.4 million to $20.6 million from $23.0 million for the three months ended December 31, 2000. This decrease in net income resulted primarily from the decrease in operating income discussed above and the increase in interest expense partially offset by an increase in miscellaneous income.

UTILITY AND NON-REGULATED OPERATING DATA

Our utility business is composed of our five regulated utility divisions: Atmos Energy Louisiana Gas Division, Energas Division, Greeley Gas Division, United Cities Gas Division, Western Kentucky Gas Division and Shared Services. The non-regulated business includes gas marketing and energy management services, operation of natural gas storage fields, construction and operation of electrical power generating plants and associated facilities and non-regulated industrial sales. The following table of operating statistics summarizes data of the utility and non-regulated segments for the three-month periods ended December 31, 2001 and 2000. For further information regarding operating results of the segments, see Note 5 of notes to condensed consolidated financial statements.

                            ATMOS ENERGY CORPORATION
                        CONSOLIDATED OPERATING STATISTICS



                                                       Three months ended
                                                           December 31
                                                   -----------------------------
                                                      2001               2000
                                                   -----------       -----------

METERS IN SERVICE, end of period
    Residential                                      1,249,414           977,410
    Commercial                                         123,286           105,375
    Public authority and other                           7,359             7,428
    Industrial (including agricultural)                 13,152            14,277
                                                   -----------       -----------
      Total meters                                   1,393,211         1,104,490
                                                   ===========       ===========
HEATING DEGREE DAYS
    Actual (weighted average)                            1,215             1,713
    Percent of normal                                       89%              126%

SALES VOLUMES - MMcf (1)
    Residential                                         22,832            28,813
    Commercial                                          11,018            13,266
    Public authority and other                           1,999             2,883
    Industrial (including agricultural)                  5,108             7,585
                                                   -----------       -----------
      Total                                             40,957            52,547
Transportation volumes - MMcf (1)                       16,068            15,498
                                                   -----------       -----------
Total throughput - MMcf (1)                             57,025            68,045
                                                   ===========       ===========
OPERATING REVENUES (000's)
Gas sales revenues
    Residential                                    $   157,928       $   249,834
    Commercial                                          68,596           110,628
    Public authority and other                          11,154            22,080
    Industrial (including agricultural)                 21,621            49,320
                                                   -----------       -----------
      Total gas sales revenues                         259,299           431,862
Transportation revenues                                  8,799             6,738
Other revenues                                           3,244             4,190
                                                   -----------       -----------
Total operating revenues                           $   271,342       $   442,790
                                                   ===========       ===========
Cost of gas                                        $   161,977       $   330,820
                                                   ===========       ===========

Average gas sales revenues per Mcf                 $      6.33       $      8.22
Average transportation revenue per Mcf             $       .55       $       .43
Average cost of gas per Mcf sold                   $      3.95       $      6.29

(1)      Volumes are reported as metered in million cubic feet (MMcf).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2001.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 2 of notes to condensed consolidated financial statements herein for a description of legal proceedings.

Item 5.  Other Information

On February 13, 2002, the Company and EquiServe Trust Company, N.A. as Rights Agent executed the Second Amendment to the Rights Agreement, dated as of November 12, 1997, between the Company and the Rights Agent. The purpose of this amendment was to convert the Agreement from a full common share rights plan to a fractional common share rights plan.

The amended Agreement provides that, under certain circumstances, each right entitles the registered holder to purchase from the Company one-tenth of one share of common stock at a purchase price of $8.00 per one-tenth of a share, subject to adjustment. Under the Agreement before it was amended, under these circumstances each right entitled the holder to purchase one share of common stock at a purchase price of $80 per share, subject to adjustment. The amendment to the Agreement does not impact the dilutive effect of the Rights Agreement. For example, the Agreement still provides that upon the occurrence of certain events, a holder would be entitled to purchase $160 worth of common stock for a purchase price of $80.

This description of the Second Amendment to Rights Agreement is qualified in its entirety by reference to the Second Amendment, a copy of which is attached hereto as Exhibit 4.

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

                                               ATMOS ENERGY CORPORATION
                                                     (Registrant)



Date:  February 14, 2002                By: /s/ F.E. MEISENHEIMER
                                            ---------------------
                                                  F.E. Meisenheimer
                                            Vice President and Controller
                                              (Chief Accounting Officer
                                            and duly authorized signatory)

                                 EXHIBITS INDEX
                                    Item 6(a)


 Exhibit
 Number                           Description
 -------                          -----------

  4           Second Amendment to Rights Agreement dated as of February 13, 2002, between the Company and EquiServe Trust Company, N.A., as Rights Agent

  10.1(a)     Seventh Amendment to Credit Agreement, effective as of September
              30, 2001, among Woodward Marketing, L.L.C., Bank of America, N.A.,
              BNP Paribas and Atmos Energy Marketing, LLC

  10.1(b)     Eighth Amendment to Credit Agreement, effective as of October 31,
              2001, among Woodward Marketing, L.L.C., Bank of America, N.A., BNP
              Paribas and Atmos Energy Marketing, LLC

  10.2(a) Credit Agreement, dated to be effective as of December 1, 2001, among Woodward Marketing, L.L.C., Fortis Capital Corp. and BNP
              Paribas

  10.2(b)     Guaranty, effective as of December 1, 2001, by Atmos Energy
              Marketing, LLC, in favor of Fortis Capital Corp.

  10.2(c) First Amendment to Guaranty, effective as of January 31, 2002, among Atmos Energy Marketing, LLC and Fortis Capital Corp.

  12          Computation of ratio of earnings to fixed charges

  15          Letter regarding unaudited interim financial information