Form 10-Q
period 2002-03-31
ATMOS ENERGY CORP
filed 2002-05-15
CIK 731802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

         OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------

Commission File Number 1-10042

                            ATMOS ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                  TEXAS AND VIRGINIA                           75-1743247
           (State or other jurisdiction of                   (IRS Employer
            incorporation or organization)                Identification No.)

           Three Lincoln Centre, Suite 1800
           5430 LBJ Freeway, Dallas, Texas                       75240
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

Number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2002.

                   Class                                  Shares Outstanding
                   -----                                  ------------------
                No Par Value                                   41,294,762

PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                            ATMOS ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           March 31,     September 30,
                                                              2002            2001
                                                          -----------    -------------
                                                          (Unaudited)
ASSETS
Property, plant and equipment                             $ 2,178,997     $ 2,109,867
    Less accumulated depreciation and amortization            810,193         774,469
                                                          -----------     -----------
        Net property, plant and equipment                   1,368,804       1,335,398
Current assets
    Cash and cash equivalents                                   3,113          15,263
    Cash held on deposit in margin account                     26,611          66,666
    Accounts receivable, net                                  226,259         124,046
    Inventories                                                 5,420           6,041
    Gas stored underground                                     55,906          89,555
    Assets from risk management activities                     11,311          95,968
    Deferred gas cost                                              --          10,999
    Other current assets and prepayments                        5,271          15,713
                                                          -----------     -----------
        Total current assets                                  333,891         424,251
Intangible assets                                              11,423          12,125
Goodwill                                                       65,228          64,745
Noncurrent assets from risk management activities              11,590          29,771
Deferred charges and other assets                             169,466         169,890
                                                          -----------     -----------
                                                          $ 1,960,402     $ 2,036,180
                                                          ===========     ===========

SHAREHOLDERS' EQUITY AND LIABILITIES
Shareholders' equity
    Common stock                                          $       206     $       204
    Additional paid-in capital                                498,887         489,948
    Retained earnings                                         132,945          95,132
    Accumulated other comprehensive income (loss)              (1,159)         (1,420)
                                                          -----------     -----------
        Shareholders' equity                                  630,879         583,864
Long-term debt                                                678,985         692,399
                                                          -----------     -----------
        Total capitalization                                1,309,864       1,276,263
Current liabilities
    Current maturities of long-term debt                       20,413          20,695
    Short-term debt                                            42,561         201,247
    Accounts payable and accrued liabilities                  163,112          84,471
    Taxes payable                                              47,387          11,620
    Customers' deposits                                        31,760          32,351
    Liabilities from risk management activities                10,129         119,484
    Deferred gas cost                                          35,488              --
    Other current liabilities                                  42,275          41,161
                                                          -----------     -----------
        Total current liabilities                             393,125         511,029
Deferred income taxes                                         131,183         138,934
Noncurrent liabilities from risk management activities          6,682           7,412
Deferred credits and other liabilities                        119,548         102,542
                                                          -----------     -----------
                                                          $ 1,960,402     $ 2,036,180
                                                          ===========     ===========

See accompanying notes to condensed consolidated financial statements

                            ATMOS ENERGY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)


                                                      Three months ended
                                                           March 31
                                                    -----------------------
                                                       2002          2001
                                                    ---------     ---------
Operating revenues                                  $ 379,481     $ 675,113
Purchased gas cost                                    229,598       536,789
                                                    ---------     ---------
    Gross profit                                      149,883       138,324

Gas trading margin                                      9,604            --

Operating expenses
    Operation and maintenance                          42,254        34,984
    Depreciation and amortization                      20,039        15,905
    Taxes, other than income                           10,861        13,544
                                                    ---------     ---------
        Total operating expenses                       73,154        64,433
                                                    ---------     ---------
Operating income                                       86,333        73,891

Equity in earnings of Woodward Marketing, L.L.C            --         6,022
Miscellaneous income (expense)                         (6,112)          317
Interest charges, net                                  14,489         9,817
                                                    ---------     ---------
Income before income taxes                             65,732        70,413

Income taxes                                           24,354        26,339
                                                    ---------     ---------
        Net income                                  $  41,378     $  44,074
                                                    =========     =========
Basic net income per share                          $    1.01     $    1.14
                                                    =========     =========
Diluted net income per share                        $    1.01     $    1.13
                                                    =========     =========
Cash dividends declared per share                   $    .295     $    .290
                                                    =========     =========

Weighted average shares outstanding:
    Basic                                              41,040        38,815
                                                    =========     =========
    Diluted                                            41,135        38,919
                                                    =========     =========


See accompanying notes to condensed consolidated financial statements

                            ATMOS ENERGY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                                         Six months ended
                                                             March 31
                                                    ---------------------------
                                                       2002            2001
                                                    -----------     -----------
Operating revenues                                  $   650,823     $ 1,117,903
Purchased gas cost                                      391,575         869,631
                                                    -----------     -----------
    Gross profit                                        259,248         248,272

Gas trading margin                                       16,767              --

Operating expenses
    Operation and maintenance                            84,782          70,943
    Depreciation and amortization                        40,513          31,686
    Taxes, other than income                             20,941          22,811
                                                    -----------     -----------
        Total operating expenses                        146,236         125,440
                                                    -----------     -----------
Operating income                                        129,779         122,832

Equity in earnings of Woodward Marketing, L.L.C              --           8,062
Miscellaneous income (expense)                             (711)         (2,070)
Interest charges, net                                    30,481          22,063
                                                    -----------     -----------
Income before income taxes                               98,587         106,761

Income taxes                                             36,576          39,715
                                                    -----------     -----------
        Net income                                  $    62,011     $    67,046
                                                    ===========     ===========
Basic net income per share                          $      1.51     $      1.87
                                                    ===========     ===========
Diluted net income per share                        $      1.51     $      1.87
                                                    ===========     ===========
Cash dividends declared per share                   $      .590     $      .580
                                                    ===========     ===========

Weighted average shares outstanding:
    Basic                                                40,937          35,780
                                                    ===========     ===========
    Diluted                                              41,032          35,879
                                                    ===========     ===========


See accompanying notes to condensed consolidated financial statements

                            ATMOS ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                    Six months ended
                                                                         March 31
                                                                -----------------------
                                                                   2002          2001
                                                                ---------     ---------
Cash Flows From Operating Activities
    Net income                                                  $  62,011     $  67,046
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization:
          Charged to depreciation and
            amortization                                           40,513        31,686
          Charged to other accounts                                 1,364         1,475
      Deferred income taxes (benefit)                              (7,905)      (31,018)
      Other                                                        (1,115)           --
      Net assets/liabilities from risk management activities       (5,229)           --
      Net change in operating assets and liabilities              163,212        45,839
                                                                ---------     ---------
          Net cash provided by operating activities               252,851       115,028

Cash Flows From Investing Activities
    Capital expenditures                                          (60,869)      (42,507)
    Acquisitions                                                  (15,747)           --
    Retirements of property, plant and
        equipment, net                                               (746)          745
    Proceeds from sale of assets, net                                  --         6,625
                                                                ---------     ---------
          Net cash used in investing activities                   (77,362)      (35,137)

Cash Flows From Financing Activities
    Net decrease in short-term debt                              (158,686)     (197,060)
    Cash dividends paid                                           (24,198)      (20,567)
    Repayment of long-term debt                                   (13,696)      (10,778)
    Issuance of common stock                                        8,941         6,715
    Proceeds from equity offering, net                                 --       142,043
                                                                ---------     ---------
          Net cash used by financing activities                  (187,639)      (79,647)
                                                                ---------     ---------
Net increase (decrease) in cash and cash equivalents              (12,150)          244
Cash and cash equivalents at beginning
    of period                                                      15,263         7,379
                                                                ---------     ---------
Cash and cash equivalents at end
    of period                                                   $   3,113     $   7,623
                                                                =========     =========


See accompanying notes to condensed consolidated financial statements

                            ATMOS ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002

1. Unaudited Interim Financial Information

In the opinion of management, all material adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made to the unaudited interim period financial statements. Because of seasonal and other factors, the results of operations for the six month period ended March 31, 2002 are not indicative of expected results of operations for the year ending September 30, 2002. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation in its Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

Principles of consolidation - The accompanying condensed consolidated financial statements include the accounts of Atmos Energy Corporation and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

Prior to April 1, 2001, we owned a 45 percent interest in Woodward Marketing, L.L.C. and accounted for that ownership using the equity method of accounting for investments. Beginning April 1, 2001, we owned 100 percent of Woodward Marketing and accounted for that ownership on a consolidated basis.

Common stock - As of March 31, 2002, we had 100,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 41,241,912 shares outstanding. At September 30, 2001, we had 40,791,501 shares outstanding.

Goodwill - Total goodwill was $65.2 million and $64.7 million at March 31, 2002 and September 30, 2001. Goodwill applicable to the utility segment was $36.9 million at March 31, 2002 and September 30, 2001. Goodwill applicable to the non-regulated segment was $28.3 million and $27.8 million at March 31, 2002 and September 30, 2001. Goodwill applicable to the utility segment resulted from the acquisition of the Louisiana Gas Service Company assets on July 1, 2001 and is not subject to amortization under the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Goodwill applicable to the non-regulated segment was amortized over 20 years until September 30, 2001. Effective October 1, 2001, goodwill applicable to the non-regulated segment was not amortized under the provisions of SFAS No.
142. The proforma effect on goodwill amortization of adopting SFAS No. 142 is not material.

Under the provisions of SFAS No. 142, we evaluate our goodwill balance annually for impairment. The initial evaluation took place during the second quarter of our current fiscal year. No impairment of our goodwill balance was indicated as a result of this evaluation.

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

Accounts receivable and allowance for doubtful accounts - Accounts receivable consists of natural gas sales to residential, commercial, industrial, agricultural and other customers. The allowance for doubtful accounts is computed based on the aging of outstanding accounts receivable and historical collections experience and, in management's opinion, represents an adequate allowance to provide for probable uncollectable accounts.

Risk management assets and liabilities, utility segment - Our business units entered into financial instruments for the 2001-2002 heating season. The purpose of entering into these financial instruments was to protect us and our customers from unusually large winter period gas price increases. We use the mark-to-market method to account for these activities in accordance with Statement of Financial Accounting Standards No. 133. In accordance with Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation", current period changes in the assets and liabilities from risk management activities were recorded as deferred gas costs on the condensed consolidated balance sheet as these costs will ultimately be recovered from ratepayers. Accordingly, there was no earnings impact as a result of the use of these financial instruments. Upon maturity, the contracts were recognized in purchased gas cost.

Risk management assets and liabilities, non-regulated segment - We use storage, transportation and requirements contracts, forwards, over-the-counter and exchange-traded options, futures and swap contracts to conduct our risk management activities. We use the mark-to-market method to account for these activities in accordance with Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities." Under this method, the aforementioned contracts are reflected at fair value, inclusive of future servicing costs and valuation adjustments, with resulting unrealized gains and losses recorded as assets or liabilities from risk management activities on the consolidated balance sheet. Current period changes in the assets and liabilities from risk management activities are recognized as net gains or losses on the condensed consolidated statement of income as gas trading margin. Changes in the assets and liabilities from risk management activities result primarily from changes in the valuation of the portfolio of contracts, maturity and settlement of contracts and newly originated transactions. Market prices used to value these transactions reflect our best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts. Values are adjusted to reflect the potential impact of liquidating our positions in an orderly manner over a reasonable period of time under present market conditions. Changes in market prices directly affect our estimate of the fair value of these transactions. Current period changes in assets and liabilities from risk management activities do not impact cash in the current period. Cash is impacted when outstanding contracts are closed.

Comprehensive income - The following table presents the components of comprehensive income, net of related tax, for the three-month and six-month periods ended March 31, 2002 and 2001:


                                                              Three months ended
                                                                    March 31
                                                             ---------------------
                                                               2002         2001
                                                             --------     --------
                                                                 (In thousands)
Net income                                                   $ 41,378     $ 44,074
Unrealized holding losses on investments                         (376)        (759)
Reclassification for losses on derivative financial
    instruments included in net income                             --        3,634
                                                             --------     --------
Comprehensive income                                         $ 41,002     $ 46,949
                                                             ========     ========

                                                               Six months ended
                                                                   March 31
                                                             ---------------------
                                                               2002         2001
                                                             --------     --------
                                                                (In thousands)
Net income                                                   $ 62,011     $ 67,046
Unrealized holding gains (losses) on investments                  261       (2,281)
Derivative financial instruments:
    Unrealized losses on derivative financial instruments          --       (3,634)
    Less: reclassification for losses included in
      net income                                                   --        3,634
                                                             --------     --------
Comprehensive income                                         $ 62,272     $ 64,765
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

Recently issued accounting standards not yet adopted - In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We are currently in the process of evaluating the impact the adoption of this Statement will have on our financial condition, results of operations and net cash flows.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Contingencies

Litigation

Greeley Gas Division

On September 23, 1999, a suit was filed in the District Court of Stevens County, Kansas, by Quinque Operating Company, Tom Boles and Robert Ditto, against more than 200 companies in the natural gas industry including us and our Greeley Gas Division. The original plaintiffs have since withdrawn from the case and on December 31, 2001, were substituted with Will Price, Stixon Petroleum Inc., Tom Boles and The Cooper Clark Foundation as plaintiffs. The plaintiffs, who purport to represent a class consisting of gas producers, royalty owners, overriding royalty owners, working interest owners and state taxing authorities, accuse the defendants of underpaying royalties on gas taken from wells situated on non-federal and non-Indian lands throughout the United States and offshore waters predicated upon allegations that the defendants' gas measurements are simply inaccurate and that the defendants failed to comply with applicable regulations and industry standards over the last 25 years. Although the plaintiffs do not specifically allege an amount of damages, they contend that this suit is brought to recover billions of dollars in revenues that the defendants have allegedly unlawfully diverted from the plaintiffs to themselves. On April 10, 2000, this case was consolidated for pre-trial proceedings with other similar pending litigation in federal court in Wyoming in which we are also a defendant along with over 200 other defendants in the case of In Re Natural Gas Royalties Quitam Litigation. In January 2001, the federal court remanded this case back to the Kansas state court. A reconsideration of remand was filed, but it was denied.

The Kansas state court now has jurisdiction over this proceeding and has issued a preliminary case management order. We believe that the plaintiffs' claims are lacking in merit, and we intend to vigorously defend this action. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that we have adequate insurance and/or reserves to cover any damages that may ultimately be awarded.

Energas Division

On May 18, 2001, a suit was filed in the 99th District Court of Lubbock County, Texas, by the City of Lubbock, Texas, and the West Texas Municipal Agency against Stewart & Stevenson Energy Products, Inc., a division of GE Packaged Power, Inc. ("GE") and our Energas Division. The action arises out of (i) the construction and installation of a gas-fired electric generating facility designed and installed by GE and (ii) the design and installation by our Energas Division of the natural gas pipeline that provides natural gas to the facility. The plaintiffs allege that they incurred damages as a result of certain corrosive products that were introduced into the facility's turbine that damaged the turbine and necessitated repair costs of approximately $0.9 million and consequential damages of approximately $4.7 million, as a result of electric power purchases made by the plaintiffs from other sources while the facility was inoperative or operating below specifications. The causes of action asserted by the plaintiffs against the Energas Division include breach of contract, breach of warranty and negligence. We have denied any liability and intend to vigorously defend against the plaintiffs' claims. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that we have adequate insurance and/or reserves to cover any damages that may ultimately be awarded.

On February 13, 2002, an action was filed and is pending in the 287th District Court of Parmer County by Anderson Brothers, a Partnership, against Atmos Energy Corporation et al. The plaintiffs' claims arise out of an alleged breach of contract by us and by a member of our divisions and subsidiaries concerning the sale of natural gas used in irrigation activities since 1998 and an alleged violation of the Texas Agricultural Gas Users Act of 1985. The plaintiffs seek class action status and to recover unspecified damages plus attorney's fees. We have denied any liability and intend to vigorously defend against the plaintiffs' claims.

Atmos Energy Louisiana Gas Division

Prior to our acquisition of the assets of Louisiana Gas Service Company, a division of Citizens Communications Company, on July 1, 2001, Louisiana Gas Service Company was involved in a proceeding with the Louisiana Public Service Commission relating to past costs associated with the purchase of gas that it charged to its customers. Subsequent to our acquisition of the Louisiana Gas assets on July 1, 2001, we agreed to take responsibility for assuring the payment of refunds and/or credits to ratepayers that may arise from Citizens Communications' past activities with respect to purchased gas costs. On April 10, 2002, the Louisiana Public Service Commission issued a Report of Proceedings in which it approved a Stipulation and Agreement between Citizens Communications, Atmos and the Commission Staff. This Stipulation and Agreement resulted in no refunds being due to customers.

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

We are a party to other litigation and claims that arise out of the ordinary course of our business. While the results of such litigation and claims cannot be predicted with certainty, we believe the final outcome of such litigation and claims will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that we have adequate insurance and/or reserves to cover any damages that may ultimately be awarded.

Environmental Matters

Manufactured Gas Plant Sites

Our United Cities Gas Division is the owner or previous owner of manufactured gas plant sites in Johnson City and Bristol, Tennessee and Hannibal, Missouri which were used to supply gas prior to availability of natural gas. The gas manufacturing process resulted in certain by-products and residual materials including coal tar. The manufacturing process used by our predecessors was an acceptable and satisfactory process at the time such operations were being conducted. Under current environmental protection laws and regulations, we may be responsible for response actions with respect to such materials if response actions become necessary.

United Cities Gas Company and the Tennessee Department of Environment and Conservation entered into a consent order effective January 23, 1997, to facilitate the investigation, removal and remediation of the Johnson City site. United Cities began the implementation of the consent order in the first quarter of 1997 which has continued through March 31, 2002. The investigative phase of the work at the site has been completed. An interim removal action was completed in June 2001. United Cities is in the process of conducting a risk assessment at the site.

In February 2002, the Tennessee Department of Environment and Conservation contacted our United Cities Gas Division concerning the former manufactured gas plant in Bristol, Tennessee. In May 2002, our United Cities Gas Division completed a preliminary assessment of this location to learn more about the history and operation of the manufactured gas plant, including limited sampling activities. Our United Cities Gas Division is in the process of identifying and locating other potentially responsible parties and intends to contact them in an effort to have them join in any future remedial activities at the site.

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

As of March 31, 2002, we had incurred costs of approximately $0.9 million for the investigations of the Johnson City and Bristol, Tennessee and Hannibal, Missouri sites and had a remaining accrual relating to these sites of $0.8 million.

Mercury Contamination Sites

We have completed investigation and remediation activities pursuant to Consent Orders between the Kansas Department of Health and Environment and United Cities Gas Company. The Orders provided for the investigation and remediation of mercury contamination at gas pipeline sites which utilize or formerly utilized mercury meter equipment in Kansas. The Final Interim Characterization and Remediation Report has been submitted to the Kansas Department of Health. We have agreed to amendments of the Orders with the Kansas Department of Health to include all mercury meters that belonged to our Greeley Gas Division before the merger with United Cities Gas Company on July 31, 1997. These sites will be investigated in 2002 and any necessary remediation will be performed. As of March 31, 2002, we had incurred costs of $0.1 million for these sites and had a remaining accrual of $0.3 million for recovery. The Kansas Corporation Commission has authorized us to defer these costs and seek recovery in a future rate case.

We are a party to other environmental matters and claims, including those discussed above, that arise out of the ordinary course of our business. While the ultimate results of response actions to these environmental matters and claims cannot be predicted with certainty, we believe the final outcome of such response actions will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that the expenditures related to such response actions will either be recovered through rates, shared with other parties or covered by adequate insurance or reserves.

3. Short-term Debt

At March 31, 2002, short-term debt was comprised of $31.1 million of commercial paper and $11.5 million outstanding under bank credit facilities.

Committed credit facilities

We have short-term committed credit facilities totaling $318.0 million. One short-term unsecured credit facility is for $300.0 million with an option to increase the amount by $100.0 million and serves as a backup liquidity facility for our commercial paper program. Our commercial paper is rated A-2 by Standard and Poor's and P-2 by Moody's. At March 31, 2002, $31.1 million of commercial paper was outstanding. We have a second facility in place for $18.0 million. At March 31, 2002, $11.5 million was outstanding under this credit facility. These credit facilities are negotiated at least annually and are used for working capital purposes.

Uncommitted credit facilities

Our Woodward Marketing subsidiary has an uncommitted demand credit facility for $125.0 million which is used for its non-regulated business. Atmos Energy Marketing, LLC, our wholly-owned subsidiary, is the sole guarantor of all amounts outstanding under this facility. At March 31, 2002, no amount was outstanding under this credit facility. Related letters of credit totaling $56.8 million reduced the amount available under this facility. This facility is used for working capital purposes.

We also have unsecured short-term uncommitted credit lines from two banks totaling $40.0 million. No amounts were outstanding under these credit facilities at March 31, 2002. The uncommitted lines are renewed or renegotiated at least annually with varying terms and we pay no fee for the availability of the lines. Borrowings under these lines are made on a when- and as-available basis at the discretion of the banks. These facilities are also used for working capital purposes.

In addition, Woodward Marketing has up to $100.0 million of credit available from Atmos Energy Marketing, LLC for its non-regulated business. At March 31, 2002, $28.5 million was outstanding. This intercompany facility is subordinated in terms of repayment to the $125.0 million uncommitted demand credit facility described above.

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

                                             For the three months ended
                                                     March 31
                                             --------------------------
                                              2002                 2001
                                             ------               ------
                                                    (In thousands)
Weighted average common shares - basic       41,040               38,815
Effect of dilutive securities:
    Restricted stock                             67                   92
    Stock options                                28                   12
                                             ------               ------
Weighted average common shares - assuming
    dilution                                 41,135               38,919
                                             ======               ======


                                              For the six months ended
                                                       March 31
                                             --------------------------
                                              2002                 2001
                                             ------               ------
                                                    (In thousands)
Weighted average common shares - basic       40,937               35,780
Effect of dilutive securities:
    Restricted stock                             67                   92
    Stock options                                28                    7
                                             ------               ------
Weighted average common shares - assuming
    dilution                                 41,032               35,879
                                             ======               ======

5. Derivative Instruments and Hedging Activities

Effective October 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or as deferred gas costs, depending on the classification of the derivative. Derivative instruments may be classified as either fair value hedges or cash flow hedges. The cumulative effect of the change in accounting for the adoption of this Statement did not have a material impact on our financial position, results of operations or net cash flows.

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

In June 2001, we purchased a three year weather insurance policy with an option to cancel in the third year if we obtain weather protection in our rate structures. The policy is for our Texas and Louisiana operations and covers the entire heating season of October to March beginning with the 2001-2002 heating season. The cost of the three year policy was approximately $13.2 million which was prepaid and is being amortized over the appropriate heating seasons based on degree days. The insurance is designed to protect against weather that is at least seven percent warmer than normal. During the first quarter of fiscal 2002, we recognized $5.9 million in income and during the second quarter of fiscal 2002, we recognized $5.9 million in expense resulting in no income being recognized for the 2001-2002 heating season on this insurance policy due to the weather not being at least seven percent warmer than normal. Amortization expense of $4.4 million was recognized during the 2001-2002 heating season related to this policy.

Utility Hedging Activities

Historically we have effectively hedged 20 percent of the gas supply required during our annual October through March hating season by utilizing our underground storage assets. For the 2001-2002 heating season, we covered approximately 64 percent of our anticipated flowing gas requirements through storage and futures and fixed forward contracts.

In accordance with Statement of Financial Accounting Standards No. 133, we use the mark-to-market method to account for our financial instruments discussed previously. In accordance with Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation", current period changes in the assets and liabilities from risk management activities are recorded as deferred gas costs on the condensed consolidated balance sheet as these costs will ultimately be recovered from ratepayers. Accordingly, there is no earnings impact as a result of the use of these financial instruments. Upon maturity, the contracts are recognized in purchased gas cost.

Non-Regulated Hedging Activities

At the close of business on March 31, 2002, we had outstanding contracts representing (3.7) Bcf of net notional volumes with average contract maturities of less than two years. These contracts were marked to market. Contracts representing 75 percent of the fair value of these contracts are scheduled to mature within one year. Contracts representing

27 percent of the remaining fair value are scheduled to mature within three years. The $17.6 million mark-to-market loss associated with these positions was recorded as unrealized trading margin on the condensed consolidated statement of income for the six months ended March 31, 2002.

Effective April 1, 2001, natural gas sales from our natural gas trading operations have been netted against purchased gas costs and shown as gas trading margin on the consolidated statements of income. For the three months ended March 31, 2002, our gas trading margin consisted of a $31.5 million realized trading gain and a $21.9 million unrealized trading loss. For the six months ended March 31, 2002, our gas trading margin consisted of a $34.4 million realized trading gain and a $17.6 million unrealized trading loss.

We acquired a 45 percent interest in Woodward Marketing, L.L.C. in 1997 as a result of the merger of Atmos and United Cities Gas Company, which had acquired that interest in 1995. On April 1, 2001, we acquired the 55 percent interest that we did not own from J.D. Woodward and others for 1,423,193 restricted shares of our common stock. Immediately following the acquisition, Mr. Woodward was elected as a Senior Vice President of Atmos in charge of all non-regulated business activities, a position he has held since April 1, 2001. Prior to that time, Mr. Woodward had not been an officer or employee of Atmos.

The principal business of Woodward Marketing, including the activities of Trans Louisiana Industrial Gas Company, Inc., is the overall management of natural gas requirements for municipalities, local gas utility companies and industrial customers located primarily in the southwestern and midwestern United States. This business involves the sale of natural gas by Woodward Marketing to its customers and the management of storage and transportation contracts for its customers under contracts generally having one to two-year terms. At March 31, 2002, Woodward Marketing had a total of 94 municipal and local gas utility customers and 297 industrial customers. Woodward Marketing also sells natural gas to certain of its industrial customers on a delivered burner tip basis under contract terms from 30 days to two years. In addition, Woodward Marketing supplies us with a portion of our natural gas requirements on a competitive bid basis.

In the management of natural gas requirements for municipal and other local utilities, Woodward Marketing sells physical natural gas to those customers for future delivery and hedges the associated price risk through the use of gas futures, including forwards, over-the-counter and exchange-traded options, and swap contracts with counterparties. These financial contracts are marked-to-market daily at the close of business. Woodward Marketing links gas futures to physical delivery of natural gas and balances its futures positions at the end of each trading day. Over-the-counter swap agreements require Woodward Marketing to receive or make payments based on the difference between a fixed price and the market price of natural gas on the settlement date. Woodward Marketing uses these futures and swaps to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas, which are also carried on a mark-to-market basis. Options held to hedge price risk provide the right, but not the requirement, to buy or sell energy commodities at a fixed price. Woodward Marketing uses options to manage margins and to limit overall price risk exposure.

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

Woodward Marketing also engages in limited speculative natural gas trading for its own account, subject to a risk management policy established by us which limits the level of trading loss in any fiscal year to a maximum of 25 percent of the budgeted annual operating income of Woodward Marketing. Compliance with such risk management policy is monitored on a daily basis. In addition, Woodward Marketing's bank credit facility limits trading positions that are not closed at the end of the day (open positions) to 5.0 Bcf of natural gas. At March 31, 2002, Woodward Marketing's net open positions in its trading operations totaled (3.7) Bcf. In its speculative trading, Woodward Marketing's open trading positions are monitored on a daily basis but are not required to be closed if they remain within the limits set by the bank loan agreement. In some prior years, Woodward Marketing experienced losses in its speculative trading business. The financial exposure that results from the daily fluctuations of gas prices and the potential for daily price movements constitutes a risk of loss since the price of natural gas purchased for future delivery at the beginning of the day may not be hedged until later in the day. Effective in May 2002, Woodward Marketing's trading for speculative purposes was discontinued.

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

6. Segment Information

Our determination of reportable segments considers, in part, the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in Note 1 of notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2001. All intersegment sales prices are market based. We evaluate performance based on net income or loss of the respective operating units.

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", we have identified the Utility and Non-regulated segments. For an expanded description of these segments, refer to Note 1 of notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2001. We consider each business unit within our utility segment to be a reporting unit of the utility segment and not a reportable segment. Our chief executive officer makes decisions about allocating resources to the utility segment as a whole and not to individual reporting units. The individual operations that comprise the non-regulated segment are not currently material to our consolidated financial position or results of operations and therefore do not require separate reporting. Prior to April 1, 2001, we owned a 45 percent interest in Woodward Marketing and accounted for that ownership using the equity method of accounting for investments. Beginning April 1, 2001, we own 100 percent of Woodward Marketing and account for that ownership on a consolidated basis.

Summarized financial information concerning our reportable segments for the three months and six months ended March 31, 2002 and 2001 are shown in the following tables:

                                                         Non-
                                        Utility        Regulated         Total
                                      -----------     -----------     -----------
                                                     (In thousands)
For the three months ended
March 31, 2002:
--------------
Operating revenues for reportable
    segments                          $   376,811     $     9,664     $   386,475
Elimination of intersegment
    revenues                                 (309)         (6,685)         (6,994)
                                      -----------     -----------     -----------
      Total operating revenues            376,502           2,979         379,481

Net income                                 36,687           4,691          41,378

March 31, 2001:
--------------
Operating revenues for reportable
    segments                          $   647,292     $    28,945     $   676,237
Elimination of intersegment
    revenues                                 (364)           (760)         (1,124)
                                      -----------     -----------     -----------
      Total operating revenues            646,928          28,185         675,113

Net income                                 35,941           8,133          44,074

                                                         Non-
                                        Utility        Regulated         Total
                                      -----------     -----------     -----------
                                                     (In thousands)
As of and for the six months ended
March 31, 2002:
--------------
Operating revenues for reportable
    segments                          $   641,967     $    17,299     $   659,266
Elimination of intersegment
    revenues                                 (948)         (7,495)         (8,443)
                                      -----------     -----------     -----------
      Total operating revenues            641,019           9,804         650,823

Net income                                 53,521           8,490          62,011

Total assets                            1,833,446         284,172       2,117,618

March 31, 2001:
--------------
Operating revenues for reportable
    segments                          $ 1,075,754     $    44,912     $ 1,120,666
Elimination of intersegment
    revenues                               (1,117)         (1,646)         (2,763)
                                      -----------     -----------     -----------
      Total operating revenues          1,074,637          43,266       1,117,903

Net income                                 58,779           8,267          67,046

Total assets                            1,353,452         115,229       1,468,681


A reconciliation of total assets for the reportable segments to total consolidated assets for March 31, 2002 and 2001 is presented below:

                                                March 31
                                        ---------------------------
                                            2002           2001
                                        -----------     -----------
                                              (In thousands)
Total assets for reportable segments    $ 2,117,618     $ 1,468,681
Elimination of intercompany accounts       (157,216)        (16,555)
                                        -----------     -----------
    Total consolidated assets           $ 1,960,402     $ 1,452,126
                                        ===========     ===========

7. Supplemental Disclosures

The following supplemental condensed financial statements show Atmos Energy Corporation, consisting of Atmos' regulated natural gas divisions; Atmos Energy Holdings, consisting of Atmos' non-regulated subsidiaries; and the elimination of material intercompany transactions. The following supplemental condensed balance sheet is as of March 31, 2002.

                                            Atmos Energy     Atmos Energy
                                            Corporation        Holdings       Eliminations     Consolidated
                                            ------------     ------------     ------------     ------------
                                                                   (In thousands)
ASSETS
Property, plant and equipment, net          $  1,301,630     $     67,174     $         --     $  1,368,804
Investment in subsidiaries                       114,817           (5,754)        (109,063)              --
Current assets
    Cash and cash equivalents                     (5,575)           8,688               --            3,113
    Cash held on deposit in margin
      account                                     11,710           14,901               --           26,611
    Accounts receivable, net                     140,225          115,742          (29,708)         226,259
    Inventories                                    5,154              266               --            5,420
    Gas stored underground                        27,454           28,452               --           55,906
    Assets from risk management
      activities                                      --           29,756          (18,445)          11,311
    Other current assets and prepayments           3,508            1,763               --            5,271
    Intercompany receivables                      64,247          (64,247)              --               --
                                            ------------     ------------     ------------     ------------
        Total current assets                     246,723          135,321          (48,153)         333,891
Intangible assets                                     --           11,423               --           11,423
Goodwill                                          36,880           28,348               --           65,228
Noncurrent assets from risk
  management activities                               --           11,590               --           11,590
Deferred charges and other assets                133,396           36,070               --          169,466
                                            ------------     ------------     ------------     ------------
                                            $  1,833,446     $    284,172     $   (157,216)    $  1,960,402
                                            ============     ============     ============     ============

SHAREHOLDERS' EQUITY AND LIABILITIES
Shareholders' equity                        $    630,879     $    114,817     $   (114,817)    $    630,879
Long-term debt                                   675,687            3,298               --          678,985
                                            ------------     ------------     ------------     ------------
        Total capitalization                   1,306,566          118,115         (114,817)       1,309,864
Current liabilities
    Current maturities of long-term debt          19,307            1,106               --           20,413
    Short-term debt                               42,561               --               --           42,561
    Liabilities from risk management
      activities                                      --           24,082          (13,953)          10,129
    Deferred gas cost                             34,100            1,388               --           35,488
    Other current liabilities                    213,934           99,046          (28,446)         284,534
                                            ------------     ------------     ------------     ------------
        Total current liabilities                309,902          125,622          (42,399)         393,125
Deferred income taxes                            118,297           12,886               --          131,183
Noncurrent liabilities from risk
  management activities                               --            6,682               --            6,682
Deferred credits and other liabilities            98,681           20,867               --          119,548
                                            ------------     ------------     ------------     ------------
                                            $  1,833,446     $    284,172     $   (157,216)    $  1,960,402
                                            ============     ============     ============     ============

The following supplemental condensed statement of income is for the three months ended March 31, 2002.

                                  Atmos Energy     Atmos Energy
                                  Corporation        Holdings       Eliminations     Consolidated
                                  ------------     ------------     ------------     ------------
                                                          (In thousands)
Operating revenues                $    376,811     $    286,037     $   (283,367)    $    379,481
Purchased gas cost                     231,668          251,322         (253,392)         229,598
                                  ------------     ------------     ------------     ------------
    Gross profit                       145,143           34,715          (29,975)         149,883
Gas trading margin                          --          (19,065)          28,669            9,604
Operating expenses                      66,003            7,151               --           73,154
                                  ------------     ------------     ------------     ------------
Operating income                        79,140            8,499           (1,306)          86,333

Miscellaneous income (expense)          (6,767)           1,756           (1,101)          (6,112)
Interest charges, net                  (14,500)          (1,090)           1,101          (14,489)
                                  ------------     ------------     ------------     ------------
Income before income taxes              57,873            9,165           (1,306)          65,732

Income taxes                            21,186            3,623             (455)          24,354
                                  ------------     ------------     ------------     ------------
        Net income                $     36,687     $      5,542     $       (851)    $     41,378
                                  ============     ============     ============     ============

The following supplemental condensed statement of income is for the six months ended March 31, 2002.

                                  Atmos Energy     Atmos Energy
                                  Corporation        Holdings       Eliminations     Consolidated
                                  ------------     ------------     ------------     ------------
                                                         (In thousands)
Operating revenues                $    641,967     $    547,948     $   (539,092)    $    650,823
Purchased gas cost                     391,605          501,520         (501,550)         391,575
                                  ------------     ------------     ------------     ------------
    Gross profit                       250,362           46,428          (37,542)         259,248
Gas trading margin                          --          (23,989)          40,756           16,767
Operating expenses                     134,528           11,709               (1)         146,236
                                  ------------     ------------     ------------     ------------
Operating income                       115,834           10,730            3,215          129,779

Miscellaneous income (expense)            (845)           2,614           (2,480)            (711)
Interest charges, net                  (30,389)          (2,572)           2,480          (30,481)
                                  ------------     ------------     ------------     ------------
Income before income taxes              84,600           10,772            3,215           98,587

Income taxes                            31,079            4,234            1,263           36,576
                                  ------------     ------------     ------------     ------------
        Net income                $     53,521     $      6,538     $      1,952     $     62,011
                                  ============     ============     ============     ============


Organization - Atmos Energy Corporation distributes natural gas in 11 states through its operating divisions - Atmos Energy Louisiana, Energas Company, Greeley Gas Company, United Cities Gas Company and Western Kentucky Gas Company. Our nonutility operations are organized under Atmos Energy Holdings, Inc., which includes Atmos Energy Marketing, Atmos Pipeline and Storage, Atmos Power Systems and an indirect equity interest in Heritage Propane Partners, L.P. Atmos Energy Marketing includes the operations of Woodward Marketing.

Consolidating Financial Statements - The column headed "Atmos Energy Corporation" includes operations of Atmos' five operating divisions. The column headed "Atmos

Energy Holdings" comprises our nonutility operations. Operating revenues and purchased gas costs from our natural gas marketing operations are shown on a gross basis in the Atmos Energy Holdings column. Such natural gas marketing activities are reclassified in the elimination column as gas trading margin.

Current and noncurrent assets and liabilities from risk management activities on the supplemental condensed consolidated balance sheet consist of the fair value, inclusive of future servicing costs and valuation adjustments, of our storage, transportation and requirements contracts, forwards, over-the-counter and exchange traded options, futures and swap contracts.

The gas trading margin on the supplemental condensed consolidated statement of income consists primarily of the difference between revenue arising from Atmos Energy Holdings' sale of physical natural gas to its customers less the cost to purchase natural gas, and current period changes in assets and liabilities from risk management activities.

Risk management assets and liabilities, Atmos Energy Holdings - We use storage, transportation and requirements contracts, forwards, over-the-counter and exchange-traded options, futures and swap contracts to conduct our risk management activities. We use the mark-to-market method to account for these activities in accordance with Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" and EITF 00-17, "Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10." Under this method, the aforementioned contracts are reflected at fair value, inclusive of future servicing costs and valuation adjustments, with resulting unrealized gains and losses recorded as assets or liabilities from risk management activities on the condensed consolidated balance sheet. Current period changes in the assets and liabilities from risk management activities are recognized as gas trading margins on the condensed consolidated statement of income. Changes in the mark-to-market valuation of assets and liabilities from risk management activities result primarily from changes in the valuation of the portfolio of contracts, maturity and settlement of contracts and newly originated transactions. Market prices and models used to value these transactions reflect our best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts. Values are adjusted to reflect the potential impact of liquidating our positions in an orderly manner over a reasonable period of time under present market conditions. Changes in market prices directly affect our estimate of the fair value of these transactions.

Related Party - Included in purchased gas cost in the Atmos Energy Corporation column are natural gas purchases from Woodward Marketing. These purchases were made in a competitive open bidding process and reflect market prices. In addition, we have entered into contracts with Woodward Marketing to manage a significant portion of our underground storage facilities. Woodward Marketing has acted as agent in placing financial instruments for the various business units that protect us and our customers from unusually large winter period gas price increases.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Atmos Energy Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of March 31, 2002 and the related condensed consolidated statements of income and cash flows for the three-month periods and six-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


Dallas, Texas
May 10, 2002

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

Weather and Seasonality

Our natural gas distribution business and irrigation sales business is seasonal and dependent upon weather conditions in our service areas. Natural gas sales to residential, commercial and public authority customers are affected by winter heating season requirements. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to industrial customers are much less weather sensitive. Sales to agricultural customers, who typically use natural gas to power irrigation pumps during the period from March through September, are affected by rainfall amounts and the price of natural gas. Weather, adjusted for service areas with weather normalized operations, for the six months ended March 31, 2002 was 6 percent warmer than normal and 20 percent warmer than weather in the corresponding period of the prior year.

The effects of weather that is above or below normal are partially offset in the Tennessee and Georgia jurisdictions served by the United Cities Gas Division and in the Kentucky jurisdiction served by the Western Kentucky Gas Division through weather normalization adjustments. The Georgia Public Service Commission, the Tennessee Regulatory Authority and the Kentucky Public Service Commission have approved weather normalization adjustments. The weather normalization adjustments, effective October through May each year in Georgia, and November through April each year in Tennessee and Kentucky, allow the United Cities Gas Division and Western Kentucky Gas Division to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the weather normalization adjustments was an increase in revenues of approximately $5.7 million for the six months ended March 31, 2002, as compared with a decrease of approximately $2.6 million for the six months ended March 31, 2001. Approximately 374,000 or 27 percent of our meters in service are located in Georgia, Tennessee and Kentucky. We did not have weather normalization adjustments in our other service areas during the six months ended March 31, 2002.

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

In June 2001, we purchased a three year weather insurance policy with an option to cancel in the third year if we obtain weather protection in our rate structures. The policy is for our Texas and Louisiana operations and covers the entire heating season of October to March beginning with the 2001-2002 heating season. The cost of the three year policy was approximately $13.2 million which was prepaid and is being amortized over the appropriate heating seasons based on degree days. The insurance is designed to protect against weather that is at least seven percent warmer than normal. During the first quarter of fiscal 2002, we recognized $5.9 million in income and during the second quarter of fiscal 2002, we recognized $5.9 million in expense resulting in no income being recognized for the 2001-2002 heating season on this insurance policy due to the weather not being at least seven percent warmer than normal. Amortization expense of $4.4 million was recognized during the 2001-2002 heating season related to this policy.

Historically we have effectively hedged 20 percent of the gas supply required during our annual October through March heating season by utilizing our underground storage assets. For the 2001-2002 heating season, we covered approximately 64 percent of our anticipated flowing gas requirements through storage and futures and fixed forward contracts.

Status of Pending Acquisition

In September 2001, we entered into a definitive agreement to acquire Mississippi Valley Gas Company, a privately held natural gas utility, for $150.0 million, consisting of $75.0 million cash and $75.0 million of Atmos common stock. In addition, we will repay outstanding debt of Mississippi Valley Gas, net of working capital, of approximately $45.0 million. Mississippi Valley Gas provides natural gas distribution service to more than 261,500 residential, commercial, industrial and other customers located primarily in the northern and central regions of Mississippi. The acquisition is subject to state and federal regulatory approval. It is anticipated that the acquisition will be completed by the end of fiscal 2002.

Critical Accounting Policies and Estimates

General - Our condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements required us to make estimates and judgments that affected the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. We based our estimates on historical experience and various other assumptions that we believed to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates, including those related to risk management and trading activities, allowance for doubtful accounts, deferred income tax assets, intangible assets and goodwill. Actual results may differ from estimates.

Risk Management and Trading Activities - We use storage, transportation and requirements contracts, forwards, over-the-counter and exchange-traded options, futures and swap contracts to conduct our risk management and trading activities. Changes in the assets and liabilities from risk management activities result primarily from changes in the valuation of the portfolio of contracts, maturity and settlement of contracts, and newly originated transactions. The market prices and models used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, the time value of money and volatility factors underlying the contracts. We adjust the values to reflect the potential impact of liquidating our positions in an orderly manner over a reasonable period of time under present market conditions. Changes in market prices directly affect management's estimate of the fair value of these transactions. Assumptions different from those used would impact these carrying values.

Allowance for Doubtful Accounts - For the majority of our receivables, we establish an allowance for doubtful accounts based on an aging of those receivable balances. We apply percentages to each aging category based on our collections experience. On certain other receivables where we are aware of a specific customer's inability or reluctance to pay its receivable balance, we record an allowance for doubtful accounts against amounts due to reduce the net receivable balance to the amount we reasonably expect to collect. We believe our allowance for doubtful accounts is adequate. However, if circumstances change, our estimate of the recoverability of accounts receivable could be different.

Deferred Income Tax Assets - We have deferred income tax assets consisting of employee and retiree benefit liabilities not currently deductible, credit carryforwards and other items treated as expenses for book purposes but not currently deductible for tax purposes. We have not recorded any valuation allowance for these deferred income tax assets because we believe that it is more likely than not that our deferred income tax assets will be realized. Realization of these assets is based on estimates of future taxable income. Those estimates were prepared using the same assumptions used to prepare internal forecasts. We estimate that the credit carryforwards will be utilized before they expire. If our estimates of taxable income are reduced in the future, a valuation allowance could be required.

Intangible Assets - We acquired intangible assets valued at approximately $12.0 million in fiscal year 2001. Those intangible assets relate to the value assigned to relationships with certain of our industrial customers and are being amortized over 10 years. If our assumptions of the useful lives of those assets change, the amount of amortization expense would be impacted.

Goodwill - At March 31, 2002, we had $65.2 million of goodwill, $36.9 million of which was attributable to our utility segment and $28.3 million was attributable to our non-regulated segment. We evaluate our goodwill balances for impairment each year during our second fiscal quarter. Our evaluation during the quarter ended March 31, 2002 resulted in no impairment. If our projections of estimated future cash flows change, those changes could result in a reduction in the carrying value of our goodwill.

FINANCIAL CONDITION

For the six months ended March 31, 2002, net cash provided by operating activities in the statement of cash flows totaled $252.9 million compared with $115.0 million for the six months ended March 31, 2001. The increase in net cash provided by operating activities was primarily the result of a smaller increase in accounts receivable compared to the previous period, a decrease in cash held on deposit in margin accounts, a decrease in deferred gas costs and a larger increase in accounts payable and deferred credits and other liabilities compared to the previous period. This increase was partially offset by a smaller increase in taxes payable and a decrease in net income. In addition, an increase in depreciation and amortization and a smaller deferred income tax benefit added to the increase in net cash provided by operating activities. These increases were offset by the reduction in the net change in our assets/liabilities from risk management activities. The decrease in net income was due primarily to higher operating expenses and interest expense. These higher expenses were partially offset by an increase in gross profit as well as an increase in income from our gas marketing activities.

For the six months ended March 31, 2002, net cash used in investing activities totaled $77.4 million compared with $35.1 million for the six months ended March 31, 2001. Major cash flows used in investing activities for the six months ended March 31, 2002 included capital expenditures of $60.9 million compared with $42.5 million for the six months ended March 31, 2001. The revised capital expenditures budget for fiscal 2002, excluding acquisitions, is expected to be in the range of $125.0 million to $130.0 million as compared with actual capital expenditures of $113.1 million for fiscal 2001. Budgeted capital projects for fiscal 2002 include expenditures for additional mains, services, meters and equipment. In fiscal 2002, we plan to complete the Mississippi Valley Gas Company acquisition for $75.0 million cash, $75.0 million of Atmos common stock and the repayment of approximately $45.0 million of long-term debt. Capital expenditures and acquisitions for fiscal 2002 are planned to be financed from internally generated funds and financing activities as discussed below. For the six months ended March 31, 2002, investing activities included $15.7 million, in our non-regulated operations, for the acquisition of Kentucky-based market area storage and associated pipeline facility assets and the gas marketing assets of Innovative Gas Services, Inc. and common stock of Southern Resources, Inc. For the six months ended March 31, 2001, we received net proceeds of $6.6 million in connection with the sale of certain utility assets.

For the six months ended March 31, 2002, net cash used by financing activities totaled $187.6 million compared with $79.6 million for the six months ended March 31, 2001. For the six-month period ended March 31, 2002, short-term debt decreased $158.7 million compared with a decrease of $197.1 million for the six months ended March 31, 2001. The decrease for the six months ended March 31, 2002 was due primarily to more effective collection experience of customer accounts receivable balances which increased the amount of cash available to repay short-term debt. The decrease for the six months ended March 31, 2001 was due to the net proceeds of approximately $142.0 million from the equity offering in December 2000 being used to reduce the amount of short-term debt outstanding. Repayments of long-term debt totaled $13.7 million for the six months ended March 31, 2002 compared with $10.8 million for the six months ended March 31, 2001. We paid $24.2 million in cash dividends during the six months ended March 31, 2002 compared with dividends paid of $20.6 million during the six months ended March 31, 2001. This reflects increases in the quarterly dividend rate and in the number of shares outstanding. During the six months ended March 31, 2002, we issued 450,411 shares of common stock.

The following table presents the number of shares issued for the six-month periods ended March 31, 2002 and 2001:

                                               Six months ended
                                                   March 31
                                            ----------------------
                                              2002          2001
                                            ---------    ---------
Shares issued:
    Employee Stock Ownership Plan             151,577       94,002
    Direct Stock Purchase Plan                255,566      198,878
    Outside Directors Stock-for-Fee Plan        1,237        1,117
    United Cities Long-Term Stock Plan             --        3,700
    Long-Term Incentive Plan                   42,031        4,668
    Equity Offering                                --    6,741,500
                                            ---------    ---------
      Total shares issued                     450,411    7,043,865
                                            =========    =========

We believe that internally generated funds, our credit facilities, commercial paper program and access to the public debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 2002.

We have short-term committed credit facilities totaling $318.0 million. One short-term unsecured credit facility is for $300.0 million with an option to increase the amount by $100.0 million and serves as a backup liquidity facility for our commercial paper program. Our commercial paper is rated A-2 by Standard and Poor's and P-2 by Moody's. At March 31, 2002, $31.1 million of commercial paper was outstanding. We have a second facility in place for $18.0 million. At March 31, 2002, $11.5 million was outstanding under this credit facility. These credit facilities are negotiated at least annually and are used for working capital purposes.

Our Woodward Marketing subsidiary has an uncommitted demand credit facility for $125.0 million which is used for its non-regulated business. Atmos Energy Marketing, LLC, our wholly-owned subsidiary, is the sole guarantor of all amounts outstanding under this facility. At March 31, 2002, no amount was outstanding under this credit facility. Related letters of credit totaling $56.8 million reduced the amount available under this facility. This facility is used for working capital purposes.

We also have unsecured short-term uncommitted credit lines from two banks totaling $40.0 million. No amounts were outstanding under these credit facilities at March 31, 2002. The uncommitted lines are renewed or renegotiated at least annually with varying terms and we pay no fee for the availability of the lines. Borrowings under these lines are made on a when- and as-available basis at the discretion of the banks. These facilities are also used for working capital purposes.

In addition, Woodward Marketing has up to $100.0 million of credit available from Atmos Energy Marketing LLC. At March 31, 2002, $28.5 million was outstanding. This intercompany facility is subordinated in terms of repayment to the $125.0 million uncommitted demand credit facility described above.

In December 2001, we filed a shelf registration statement with the Securities and Exchange Commission to issue, from time to time, up to $600.0 million in new common stock and/or debt. In connection with this filing, we have filed applications for approval to issue securities with five state utility commissions. We expect to receive all required regulatory approvals by the end of the fiscal third quarter. The registration statement was declared effective by the Securities and Exchange Commission on January 30, 2002. Once it is approved by the various state utility commissions, we will be authorized to issue securities to investors and lenders. The proceeds are planned to be used for general corporate purposes, including acquisitions, debt repayment and other business-related matters.

The following tables provide information about contractual obligations and commercial commitments at March 31, 2002.

                                                Payments Due by Period
                             -------------------------------------------------------------
                                          Less than                               After 5
                               Total        1 year     1-3 years    4-5 years      years
                             ---------    ---------    ---------    ---------    ---------
                                                    (In thousands)
CONTRACTUAL OBLIGATIONS

Long Term Debt               $ 699,398    $  20,413    $  36,733    $  27,393    $ 614,859
Capital Lease Obligations        6,630          876        1,752        1,276        2,726
Operating Leases                66,467        9,250       16,713       15,624       24,880
                             ---------    ---------    ---------    ---------    ---------
Total Contractual
    Obligations              $ 772,495    $  30,539    $  55,198    $  44,293    $ 642,465
                             =========    =========    =========    =========    =========

                                                Payments Due by Period
                             -------------------------------------------------------------
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

Risk Management and Trading Activities

We conduct our risk management activities through both our utility and non-regulated segments. See Note 5 to the consolidated financial statements for a description of our risk management activities. The following table shows our risk management assets and liabilities by segment at March 31, 2002.

                                       Utility     Non-Regulated       Total
                                       --------    -------------     --------
                                                   (In thousands)
Assets from risk management
    activities, current                $     --        $11,311       $ 11,311
Assets from risk management
    activities, noncurrent                   --         11,590         11,590
Liabilities from risk management
    activities, current                      --        (10,129)       (10,129)
Liabilities from risk management
    activities, noncurrent                   --         (6,682)        (6,682)
                                       --------       --------       --------
Net assets (liabilities)               $    -         $  6,090       $  6,090
                                       ========       ========       ========

In accordance with Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation", current period changes in the assets and liabilities from risk management activities related to our utility segment are recorded as deferred gas costs on the condensed consolidated balance sheet as these costs will ultimately be recovered from ratepayers. Accordingly, there is no earnings impact as a result of the use of these financial instruments. Upon maturity, the contracts are recognized in purchased gas cost.

To conduct our risk management and trading activities, Atmos Energy Marketing, a unit of our non-regulated segment, uses natural gas storage, transportation and requirements contracts, forwards, over-the-counter and exchange-traded options, futures and swap contracts. The mark-to-market method is used to account for these activities, as prescribed in EITF Issue No. 98-10 and EITF Issue 00-17. Under these methods, the aforementioned contracts are reflected at fair value, inclusive of future servicing costs and valuation adjustments, with resulting unrealized gains and losses recorded as "Assets from risk management activities" and "Liabilities from risk management activities" on the balance sheet. Current period changes in the assets and liabilities from risk management activities are recognized as net gains or losses on the condensed consolidated statement of income as gas trading margin. Changes in assets and liabilities from risk management activities result primarily from changes in valuation of the portfolio of contracts, maturity and settlement of contracts, and newly originated transactions. Effective in May 2002, Woodward Marketing's trading for speculative purposes was discontinued.

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

The following table reflects the reasons for the change in fair value of our non-regulated energy trading contract activities for the three months ending March 31, 2002 (in thousands).

Fair value of contracts at December 31, 2001     $ 34,210
    Contracts realized/settled                    (23,771)
    Fair value of new contracts                    (8,503)
    Changes in fair value in valuation
      techniques/assumptions                        8,698
    Other changes in value                         (4,544)
                                                 --------
Fair value of contracts at March 31, 2002        $  6,090
                                                 ========


The following table reflects the reasons for the change in fair value of our non-regulated energy trading contract activities for the six months ending March 31, 2002 (in thousands).

Fair value of contracts at September 30, 2001    $ 28,349
    Contracts realized/settled                    (13,203)
    Fair value of new contracts                    (4,880)
    Changes in fair value in valuation
      techniques/assumptions                        8,698
    Other changes in value                        (12,874)
                                                 --------
Fair value of contracts at March 31, 2002        $  6,090
                                                 ========

The fair value of our non-regulated energy trading contracts at March 31, 2002, is segregated below, by time period and fair value source.

                                           Fair Value of Contracts at March 31, 2002
                               --------------------------------------------------------------------
                               Maturity                                     Maturity
                               Less than      Maturity       Maturity       excess of    Total Fair
                               1 year         1-3 years      4-5 years       5 years       Value
                              ----------     ----------     ----------     ----------    ----------
                                                          (In thousands)
SOURCE OF FAIR VALUE
Prices actively quoted        $  (15,415)    $     (749)    $       --     $       --    $  (16,164)
Prices provided by
    other external sources        15,313          3,804            273             66        19,456
Prices based on models
    and other valuation
    methods                        4,647         (1,416)          (433)            --         2,798
                              ----------     ----------     ----------     ----------    ----------
Total Fair Value              $    4,545     $    1,639     $     (160)    $       66    $    6,090
                              ==========     ==========     ==========     ==========    ==========

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002, Compared with Three Months Ended March 31,
2001

Operating revenues decreased by 44 percent to $379.5 million for the three months ended March 31, 2002 from $675.1 million for the three months ended March 31, 2001. The most significant factors contributing to the decrease in operating revenues were a 45 percent decrease in average sales price due to the decreased cost of gas and a 11 percent decrease in sales volumes due to warmer weather, excluding the additional sales volumes attributable to the Louisiana Gas Service operations acquired in July 2001. During the quarter ended March 31, 2002, temperatures were 12 percent warmer than in the corresponding quarter of the prior year and were 2 percent warmer than the 30-year normal for the quarter, adjusted for service areas with weather normalized operations. The total volume of gas sold, excluding the Louisiana Gas Service volumes, for the three months ended March 31, 2002 was 55.4 billion cubic feet compared with 62.0 billion cubic feet for the three months ended March 31, 2001. However, the decrease in sales volumes was offset by the additional sales volumes of 8.1 billion cubic feet attributable to the Louisiana Gas Service operations acquired in July 2001. The average sales price per Mcf sold decreased $4.74 or 45 percent to $5.74 primarily due to a decrease in the average cost of gas. The average cost of gas per Mcf sold decreased 57 percent to $3.65 for the three months ended March 31, 2002 from $8.53 for the three months ended March 31, 2001. However, the decrease in operating revenues was partially offset by increased revenues resulting from the Louisiana Gas Service acquisition in July 2001.

Gross profit increased to $149.9 million for the three months ended March 31, 2002 from $138.3 million for the three months ended March 31, 2001. The increase in gross profit was due primarily to the additional gross profit resulting from the Louisiana Gas Service acquisition in July 2001 partially offset by a decrease in volumes sold to weather sensitive customers. Changes in the cost of gas do not directly affect gross profit because the fluctuations in gas prices are passed through to the customer.

On April 1, 2001, we completed our acquisition of the remaining 55 percent interest in Woodward Marketing, L.L.C. that we did not already own. As a result of this acquisition, the revenues and expenses of Woodward Marketing are now shown on a consolidated basis. For the three months ended March 31, 2002, Atmos Energy Marketing, which includes the operations of Woodward Marketing, had income of $9.6 million in gas trading margin.

Operating expenses increased to $73.2 million for the three months ended March 31, 2002 from $64.4 million for the three months ended March 31, 2001. Operation and maintenance expense increased due primarily to the addition of $6.3 million relating to the Louisiana Gas Service acquisition in July 2001 and an increase of $3.1 million in pension costs. In addition, operation and maintenance expense increased due to the full consolidation of Woodward Marketing's operations beginning April 1, 2001. A decrease in the provision for doubtful accounts of $3.9 million partially offset this increase. The decrease in the provision for doubtful accounts was attributable to the lower gas commodity prices during the second quarter of fiscal 2002 as well as our effective recovery of customer receivable balances. Depreciation and amortization increased $4.1 million due to the addition of the assets from the Louisiana Gas Service acquisition in July 2001.

Operating income increased 17 percent for the three months ended March 31, 2002 to $86.3 million from $73.9 million for the three months ended March 31, 2001. The increase in operating income resulted primarily from the increase in gross profit and the income from our gas trading margin described above partially offset by an increase in operating expenses.

Miscellaneous income (expense) was $(6.1) million for the three months ended March 31, 2002 compared to $0.3 million for the three months ended March 31, 2001. The $6.4 million change was due primarily to $5.9 million in expense recognized as a result of the weather insurance policy covering our Texas and Louisiana operations. Weather in our Texas and Louisiana operations was not at least seven percent warmer than normal which is required to generate income from the weather insurance coverage.

Interest expense increased $4.7 million, or 48 percent, for the three months ended March 31, 2002 compared with the three months ended March 31, 2001 due primarily to the interest expense on the $350.0 million debt offering in May 2001.

Net income decreased for the three months ended March 31, 2002 by $2.7 million to $41.4 million from $44.1 million for the three months ended March 31, 2001. This decrease in net income resulted primarily from the change in miscellaneous income (expense) and the increase in interest expense discussed above partially offset by the increase in operating income.

Six Months Ended March 31, 2002, Compared with Six Months Ended March 31, 2001

Operating revenues decreased by 42 percent to $650.8 million for the six months ended March 31, 2002 from $1.1 billion for the six months ended March 31, 2001. The most significant factors contributing to the decrease in operating revenues were a 37 percent decrease in average sales price due to the decreased cost of gas and a 19 percent decrease in sales volumes due to warmer weather, excluding the additional sales volumes attributable to the Louisiana Gas Service operations acquired in July 2001. During the six-month period ended March 2002, temperatures were 20 percent warmer than in the corresponding period of the prior year and were 6 percent warmer than the 30-year normal, adjusted for service areas with weather normalized operations. The total volume of gas sold, excluding the Louisiana Gas Service volumes, for the six months ended March 31, 2002 was 92.2 billion cubic feet compared with 114.5 billion cubic feet for the six months ended March 31, 2001. However, the decrease in sales volumes was partially offset by the additional sales volumes of 12.2 billion cubic feet attributable to the Louisiana Gas Service operations acquired in July 2001. The average sales price per Mcf sold decreased $3.47 or 37 percent to $5.97 primarily due to a decrease in the average cost of gas. The average cost of gas per Mcf sold decreased 50 percent to $3.75 for the six months ended March 31, 2002 from $7.50 for the six months ended March 31, 2001. However, the decrease in operating revenues was partially offset by increased revenues resulting from the Louisiana Gas Service acquisition in July 2001.

Gross profit increased to $259.2 million for the six months ended March 31, 2002 from $248.3 million for the six months ended March 31, 2001. The increase in gross profit was due primarily to the additional gross profit resulting from the Louisiana Gas Service acquisition in July 2001 partially offset by a decrease in volumes sold to weather sensitive customers. Changes in the cost of gas do not directly affect gross profit because the fluctuations in gas prices are passed through to the customer.

On April 1, 2001, we completed our acquisition of the remaining 55 percent interest in Woodward Marketing, L.L.C. that we did not already own. As a result of this acquisition, the revenues and expenses of Woodward Marketing are now shown on a consolidated basis. For the six months ended March 31, 2002, Atmos Energy Marketing, which includes the operations of Woodward Marketing, had income of $16.8 million in gas trading margin.

Operating expenses increased to $146.2 million for the six months ended March 31, 2002 from $125.4 million for the six months ended March 31, 2001. Operation and maintenance expense increased due primarily to the addition of $15.5 million relating to the Louisiana Gas Service acquisition in July 2001 and an increase of $6.2 million in pension costs. In addition, operation and maintenance expense increased due to the full consolidation of Woodward Marketing's operations beginning April 1, 2001. A decrease in the provision for doubtful accounts of $11.1 million partially offset this increase. The decrease in the provision for doubtful accounts was attributable to the lower gas commodity prices during the first six months of fiscal 2002 as well as our effective recovery of customer receivable balances. Depreciation and amortization increased $8.8 million due to the addition of the assets from the Louisiana Gas Service acquisition in July 2001.

Operating income increased 6 percent for the six months ended March 31, 2002 to $129.8 million from $122.8 million for the six months ended March 31, 2001. The increase in operating income resulted primarily from the increase in gross profit and the income from our gas trading margin described above partially offset by an increase in operating expenses.

Miscellaneous expense decreased $1.4 million to $0.7 million for the six months ended March 31, 2002 compared to $2.1 million for the six months ended March 31, 2001. The primary reason for the decrease was due to an increase of $0.7 million in net recoveries related to our performance based-ratemaking mechanisms and the recognition of $0.5 million related to a large industrial contract we received in during 2002.

Interest expense increased $8.4 million, or 38 percent, for the six months ended March 31, 2002 compared with the six months ended March 31, 2001 due primarily to the interest expense on the $350.0 million debt offering in May 2001.

Net income decreased for the six months ended March 31, 2002 by $5.0 million to $62.0 million from $67.0 million for the six months ended March 31, 2001. This decrease in net income resulted primarily from the increase in interest expense discussed above partially offset by the increase in operating income.

UTILITY AND NON-REGULATED OPERATING DATA

Our utility business is composed of our five regulated utility divisions: Atmos Energy Louisiana Gas Division, Energas Division, Greeley Gas Division, United Cities Gas Division, Western Kentucky Gas Division and Shared Services. The non-regulated business includes gas marketing and energy management services, operation of natural gas storage fields, construction and operation of electrical power generating plants and associated facilities and non-regulated industrial sales. The following tables of operating statistics summarizes data of the utility and non-regulated segments for the three-month and six month periods ended March 31, 2002 and 2001. Heating degree days are presented as adjusted for weather-normalized operations. Prior periods have been adjusted to reflect current period presentation. For further information regarding operating results of the segments, see Note 6 of notes to condensed consolidated financial statements.

                            ATMOS ENERGY CORPORATION
                        CONSOLIDATED OPERATING STATISTICS

                                                    Three months ended
                                                         March 31
                                                   ---------------------
                                                     2002         2001
                                                   --------     --------
HEATING DEGREE DAYS
    Actual, adjusted for WNA (weighted average)       1,877        2,136
    Percent of normal                                    98%         111%

SALES VOLUMES - MMcf (1)
    Residential                                      39,458       36,487
    Commercial                                       15,722       15,252
    Public authority and other                        2,646        2,737
    Industrial (including agricultural)               5,627        7,504
                                                   --------     --------
      Total                                          63,453       61,980
Transportation volumes - MMcf (1)                    19,183       17,403
                                                   --------     --------
Total throughput - MMcf (1)                          82,636       79,383
                                                   ========     ========
OPERATING REVENUES (000's)
Gas sales revenues
    Residential                                    $238,062     $394,270
    Commercial                                       89,745      161,646
    Public authority and other                       13,208       26,790
    Industrial (including agricultural)              23,233       66,890
                                                   --------     --------
      Total gas sales revenues                      364,248      649,596
Transportation revenues                              11,294        8,378
Other revenues                                        3,939       17,139
                                                   --------     --------
Total operating revenues                           $379,481     $675,113
                                                   ========     ========
Cost of gas (excluding non-regulated)              $231,668     $528,564
                                                   ========     ========

Average gas sales revenues per Mcf                 $   5.74     $  10.48
Average transportation revenue per Mcf             $    .59     $    .48
Average cost of gas per Mcf sold                   $   3.65     $   8.53

(1) Volumes are reported as metered in million cubic feet (MMcf).

                            ATMOS ENERGY CORPORATION
                        CONSOLIDATED OPERATING STATISTICS

                                                        Six months ended
                                                             March 31
                                                   -------------------------
                                                      2002           2001
                                                   ----------     ----------
METERS IN SERVICE, end of period
    Residential                                     1,247,431        975,627
    Commercial                                        122,885        105,581
    Public authority and other                          7,353          7,470
    Industrial (including agricultural)                12,995         16,280
                                                   ----------     ----------
      Total meters                                  1,390,664      1,104,958
                                                   ==========     ==========
HEATING DEGREE DAYS
    Actual, adjusted for WNA (weighted average)         3,092          3,849
    Percent of normal                                      94%           117%

SALES VOLUMES - MMcf (1)
    Residential                                        62,290         65,300
    Commercial                                         26,740         28,518
    Public authority and other                          4,645          5,620
    Industrial (including agricultural)                10,735         15,089
                                                   ----------     ----------
      Total                                           104,410        114,527
Transportation volumes - MMcf (1)                      35,251         32,901
                                                   ----------     ----------
Total throughput - MMcf (1)                           139,661        147,428
                                                   ==========     ==========
OPERATING REVENUES (000's)
Gas sales revenues
    Residential                                    $  395,990     $  644,104
    Commercial                                        158,341        272,274
    Public authority and other                         24,362         48,870
    Industrial (including agricultural)                44,854        116,210
                                                   ----------     ----------
      Total gas sales revenues                        623,547      1,081,458
Transportation revenues                                20,093         15,116
Other revenues                                          7,183         21,329
                                                   ----------     ----------
Total operating revenues                           $  650,823     $1,117,903
                                                   ==========     ==========
Cost of gas (excluding non-regulated)              $  391,605     $  859,384
                                                   ==========     ==========

Average gas sales revenues per Mcf                 $     5.97     $     9.44
Average transportation revenue per Mcf             $      .57     $      .46
Average cost of gas per Mcf sold                   $     3.75     $     7.50

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Atmos Energy Corporation on February 13, 2002, 37,506,477 votes were cast as follows:

                                   VOTES          VOTES
                                    FOR          WITHHELD
                                 ----------     ---------
Class I Directors:

Travis W. Bain II                35,587,658     1,918,819
Dan Busbee                       35,599,976     1,906,501
Richard K. Gordon                34,741,702     2,764,775
Gene C. Koonce                   34,769,582     2,736,895

The other directors will continue to serve until the expiration of their terms. The term of the Class II directors, Richard W. Cardin, Thomas C. Meredith, Carl
S. Quinn and Richard Ware II will expire in 2003. The term of the Class III directors, Robert W. Best, Thomas J. Garland, Phillip E. Nichol and Charles K. Vaughan will expire in 2004. The term of the Class I directors, listed above, will expire in 2005.

Proposal to approve the amendment to the 1998 Long-Term Incentive Plan:

                    VOTES          VOTES         VOTES          BROKER
                     FOR         AGAINST       ABSTAINING      NON-VOTES
                 ----------     ----------     ----------     ----------
                 21,583,813     10,328,659      726,247        4,867,758

Proposal to approve the amendment to the Annual Incentive Plan for Management:

                    VOTES          VOTES         VOTES          BROKER
                     FOR         AGAINST       ABSTAINING      NON-VOTES
                 ----------     ----------     ----------     ----------
                 31,920,949      4,766,872      818,656            --

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

                                                 ATMOS ENERGY CORPORATION
                                                        (Registrant)


Date:  May 14, 2002                              By: /s/ F.E. MEISENHEIMER
                                                     ---------------------------
                                                        F.E. Meisenheimer
                                                  Vice President and Controller
                                                    (Chief Accounting Officer
                                                  and duly authorized signatory)

                                 EXHIBITS INDEX
                                    Item 6(a)

Exhibit                                                                     Page
 Number            Description                                             Number
-------            -----------                                             ------

  10.1     Atmos Energy Corporation 1998 Long-Term Incentive Plan
           (as amended and restated February 14, 2002)

  10.2     Atmos Energy Corporation Annual Incentive Plan for
           Management (as amended and restated February 14, 2002)

    12     Computation of ratio of earnings to fixed charges

    15     Letter regarding unaudited interim financial information