Form 10-Q
period 2002-06-30
ATMOS ENERGY CORP
filed 2002-08-14
CIK 731802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                                 (972) 934-9227
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 2002.

           Class                                      Shares Outstanding
           -----                                      ------------------
       No Par Value                                       41,519,759

PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                            ATMOS ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                June 30,        September 30,
                                                                  2002              2001
                                                            ---------------    --------------
                                                              (Unaudited)
ASSETS
Property, plant and equipment                               $   2,210,815      $  2,109,867
    Less accumulated depreciation and amortization                826,226           774,469
                                                            -------------      ------------
        Net property, plant and equipment                       1,384,589         1,335,398
Current assets
    Cash and cash equivalents                                       7,003            15,263
    Cash held on deposit in margin account                         10,376            66,666
    Accounts receivable, net                                      158,924           124,046
    Inventories                                                     4,895             6,041
    Gas stored underground                                         55,614            89,555
    Assets from risk management activities                         27,178            95,968
    Deferred gas cost                                                   -            10,999
    Other current assets and prepayments                            8,190            15,713
                                                            -------------      ------------
        Total current assets                                      272,180           424,251
Intangible assets                                                  11,071            12,125
Goodwill                                                           67,386            64,745
Noncurrent assets from risk management activities                   7,359            29,771
Deferred charges and other assets                                 178,387           169,890
                                                            -------------      ------------
                                                            $   1,920,972      $  2,036,180
                                                            =============      ============

SHAREHOLDERS' EQUITY AND LIABILITIES
Shareholders' equity
    Common stock                                            $         207      $        204
    Additional paid-in capital                                    503,415           489,948
    Retained earnings                                             124,006            95,132
    Accumulated other comprehensive income (loss)                 (1,251)           (1,420)
                                                            -------------      ------------
        Shareholders' equity                                      626,377           583,864
Long-term debt                                                    675,756           692,399
                                                            -------------      ------------
        Total capitalization                                    1,302,133         1,276,263
Current liabilities
    Current maturities of long-term debt                           20,413            20,695
    Short-term debt                                                45,492           201,247
    Accounts payable and accrued liabilities                      144,452            84,471
    Taxes payable                                                  21,365            11,620
    Customers' deposits                                            31,312            32,351
    Liabilities from risk management activities                    20,129           119,484
    Deferred gas cost                                              19,219                 -
    Other current liabilities                                      48,779            41,161
                                                            -------------      ------------
        Total current liabilities                                 351,161           511,029
Deferred income taxes                                             157,488           138,934
Noncurrent liabilities from risk management activities              2,767             7,412
Deferred credits and other liabilities                            107,423           102,542
                                                            -------------      ------------
                                                            $   1,920,972      $  2,036,180
                                                            =============      ============

See accompanying notes to condensed consolidated financial statements

                            ATMOS ENERGY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                                                Three months ended
                                                                      June 30
                                                           -----------------------------
                                                              2002               2001
                                                           ----------         ----------
Operating revenues                                       $   161,800       $    164,260
Purchased gas cost                                            87,967            102,981
                                                         -----------       ------------
    Gross profit                                              73,833             61,279

Gas trading margin                                            12,259             (3,195)

Operating expenses
    Operation and maintenance                                 37,832             31,197
    Depreciation and amortization                             20,362             16,129
    Taxes, other than income                                   8,720              7,584
                                                         -----------       ------------
        Total operating expenses                              66,914             54,910
                                                         -----------       ------------
Operating income                                              19,178              3,174
Miscellaneous income (expense)                                  (182)               644
Interest charges, net                                         13,823              9,232
                                                         -----------       ------------
Income (loss) before income taxes                              5,173             (5,414)
Provision (benefit) for income taxes                           1,919             (2,014)
                                                         -----------       ------------
        Net income (loss)                                $     3,254       $     (3,400)
                                                         ===========       ============
Basic net income (loss) per share                        $      0.08       $      (0.08)
                                                         ===========       ============
Diluted net income (loss) per share                      $      0.08       $      (0.08)
                                                         ===========       ============
Cash dividends declared per share                        $      .295       $       .290
                                                         ===========       ============
Weighted average shares outstanding:
    Basic                                                     41,265             40,395
                                                         ===========       ============
    Diluted                                                   41,370             40,395
                                                         ===========       ============

See accompanying notes to condensed consolidated financial statements

                            ATMOS ENERGY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                                                 Nine months ended
                                                                      June 30
                                                           ------------------------------
                                                                2002              2001
                                                           -----------        -----------
Operating revenues                                         $   812,623        $ 1,282,163
Purchased gas cost                                             479,542            972,612
                                                           -----------        -----------
    Gross profit                                               333,081            309,551

Gas trading margin                                              29,026            (3,195)
Operating expenses
    Operation and maintenance                                  122,614            102,140
    Depreciation and amortization                               60,875             47,815
    Taxes, other than income                                    29,661             30,395
                                                           -----------        -----------
        Total operating expenses                               213,150            180,350
                                                           -----------        -----------
Operating income                                               148,957            126,006
Equity in earnings of Woodward Marketing, L.L.C.                     -              8,062
Miscellaneous income (expense)                                   (893)            (1,426)
Interest charges, net                                           44,304             31,295
                                                           -----------        -----------
Income before income taxes                                     103,760            101,347
Provision for income taxes                                      38,495             37,701
                                                           -----------        -----------
        Net income                                         $    65,265        $    63,646
                                                           ===========        ===========
Basic net income per share                                 $      1.59        $      1.71
                                                           ===========        ===========
Diluted net income per share                               $      1.59        $      1.70
                                                           ===========        ===========
Cash dividends declared per share                          $      .885        $      .870
                                                           ===========        ===========
Weighted average shares outstanding:
    Basic                                                       41,049             37,318
                                                           ===========        ===========
    Diluted                                                     41,144             37,422
                                                           ===========        ===========


See accompanying notes to condensed consolidated financial statements

                            ATMOS ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                               Nine months ended
                                                                                    June 30
                                                                          ---------------------------
                                                                             2002              2001
                                                                          ---------        ----------
Cash Flows From Operating Activities
    Net income                                                            $  65,265        $   63,646
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization:
          Charged to depreciation and
            amortization                                                     60,875            47,815
          Charged to other accounts                                           1,931             2,068
      Deferred income taxes (benefit)                                        18,454              (191)
      Other                                                                  (3,223)                -
      Net assets/liabilities from risk management activities                (10,780)                -
      Net change in operating assets and liabilities                        169,144            32,180
                                                                          ---------        ----------
          Net cash provided by operating activities                         301,666           145,518
Cash Flows From Investing Activities
    Capital expenditures                                                    (89,768)          (70,305)
    Acquisitions                                                            (15,747)                -
    Retirements of property, plant and
        equipment, net                                                       (1,930)             (515)
    Assets for leasing activities                                            (6,880)           (4,890)
    Increase in cash from acquisition                                             -            13,129
    Proceeds from sale of assets, net                                             -             6,625
                                                                          ---------        ----------
          Net cash used in investing activities                            (114,325)          (55,956)
Cash Flows From Financing Activities
    Net decrease in short-term debt                                        (155,755)         (125,810)
    Cash dividends paid                                                     (36,391)          (32,314)
    Repayment of long-term debt                                             (16,925)          (13,803)
    Net proceeds from issuance of long-term debt                                  -           347,099
    Issuance of common stock                                                 13,470            10,327
    Net proceeds from equity offering                                             -           142,043
                                                                          ---------        ----------
          Net cash provided (used) by financing activities                 (195,601)          327,542
                                                                          ---------        ----------
Net increase (decrease) in cash and cash equivalents                         (8,260)          417,104
Cash and cash equivalents at beginning
    of period                                                                15,263             7,379
                                                                          ---------        ----------
Cash and cash equivalents at end
    of period                                                            $    7,003        $  424,483
                                                                         ==========        ==========

See accompanying notes to condensed consolidated financial statements

                            ATMOS ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002

1. Unaudited Interim Financial Information

In the opinion of management, all material adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made to the unaudited interim period financial statements. Because of seasonal and other factors, the results of operations for the nine month period ended June 30, 2002 are not indicative of expected results of operations for the year ending September 30, 2002. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation in its Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

Principles of consolidation - The accompanying condensed consolidated financial statements include the accounts of Atmos Energy Corporation and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

Prior to April 1, 2001, we owned a 45 percent interest in Woodward Marketing, L.L.C. and accounted for that ownership using the equity method of accounting for investments. Beginning April 1, 2001, we owned 100 percent of Woodward Marketing and have accounted for that ownership on a consolidated basis.

Common stock - As of June 30, 2002, we had 100,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 41,445,585 shares outstanding. At September 30, 2001, we had 40,791,501 shares outstanding.

Goodwill - Total goodwill was $67.4 million and $64.7 million at June 30, 2002 and September 30, 2001. Goodwill applicable to the utility segment was $37.5 million and $36.9 million at June 30, 2002 and September 30, 2001. Goodwill applicable to the non-regulated segment was $29.9 million and $27.8 million at June 30, 2002 and September 30, 2001. Goodwill applicable to the utility segment resulted from the acquisition of the Louisiana Gas Service Company assets on July 1, 2001 and is not subject to amortization under the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Goodwill applicable to the non-regulated segment was amortized over 20 years until September 30, 2001. Effective October 1, 2001, goodwill applicable to the non-regulated segment was not amortized under the provisions of SFAS No. 142. The proforma effect on goodwill amortization of adopting SFAS No. 142 is not material.

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

Accounts receivable and allowance for doubtful accounts - Accounts receivable consists of natural gas sales to residential, commercial, industrial, agricultural and other customers. The allowance for doubtful accounts is computed based on the aging of outstanding accounts receivable and historical collections experience and, in management's opinion, represents an adequate allowance to provide for probable uncollectable accounts. The allowance for doubtful accounts was $17.9 million and $16.2 million at June 30, 2002 and September 30, 2001.

Risk management assets and liabilities, utility segment - Our business units entered into financial instruments for the 2001-2002 heating season. The purpose of entering into these financial instruments was to protect us and our customers from unusually large winter period gas price increases. We use the mark-to-market method to account for these activities in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. In accordance with Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation", current period changes in the assets and liabilities from risk management activities were recorded as deferred gas costs on the condensed consolidated balance sheet as these costs will ultimately be recovered from ratepayers. Accordingly, there was no earnings impact as a result of the use of these financial instruments. Upon maturity, the contracts were recognized in purchased gas cost.

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

Comprehensive income - The following table presents the components of comprehensive income, net of related tax, for the three-month and nine-month periods ended June 30, 2002 and 2001:

                                                             Three months ended
                                                                  June 30
                                                    -------------------------------------
                                                          2002               2001
                                                    ----------------- -------------------
                                                               (In thousands)
Net income (loss)                                        $3,254            $(3,400)
Unrealized holding gains (losses) on investments            (92)                60
                                                    ----------------- -------------------
Comprehensive income (loss)                              $3,162            $(3,340)
                                                    ================= ===================


                                                             Nine months ended
                                                                  June 30
                                                    -------------------------------------
                                                          2002               2001
                                                    ----------------- -------------------
                                                               (In thousands)
Net income                                               $65,265            $63,646
Unrealized holding gains (losses) on investments             169             (2,221)
                                                    ----------------- -------------------
Comprehensive income                                     $65,434            $61,425
                                                    ================= ===================

The only components of accumulated other comprehensive income (loss), net of related tax, relate to unrealized holding gains and losses associated with certain available for sale investments.

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

Recently issued accounting standards not yet adopted - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are currently in the process of evaluating the impact the adoption of this Statement will have on our financial condition, results of operations and net cash flows.

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

2. Contingencies

Litigation

Greeley Gas Division

On September 23, 1999, a suit was filed in the District Court of Stevens County, Kansas, by Quinque Operating Company, Tom Boles and Robert Ditto, against more than 200 companies in the natural gas industry including us and our Greeley Gas Division. The original plaintiffs have since withdrawn from the case and on December 31, 2001, were substituted with Will Price, Stixon Petroleum Inc., Tom Boles and The Cooper Clark Foundation as plaintiffs. The plaintiffs, who purport to represent a class consisting of gas producers, royalty owners, overriding royalty owners, working interest owners and state taxing authorities, accuse the defendants of underpaying royalties on gas taken from wells situated on non-federal and non-Indian lands throughout the United States and offshore waters predicated upon allegations that the defendants' gas measurements are simply inaccurate and that the defendants failed to comply with applicable regulations and industry standards over the last 25 years. Although the plaintiffs do not specifically allege an amount of damages, they contend that this suit is brought to recover billions of dollars in revenues that the defendants have allegedly unlawfully diverted from the plaintiffs to themselves. On April 10, 2000, this case was consolidated for pre-trial proceedings with other similar pending litigation in federal court in Wyoming in which we are also a defendant along with over 200 other defendants in the case of In Re Natural Gas Royalties Quitam Litigation. In January 2001, the federal court in Wyoming remanded this case back to the Kansas state court. A reconsideration of remand was filed, but it was denied. The Kansas state court now has jurisdiction over this proceeding and has issued a preliminary case management order. We believe that the plaintiffs' claims are lacking in merit, and we intend to vigorously defend this action. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that we have adequate insurance and/or reserves to cover any damages that may ultimately be awarded.

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

On February 13, 2002, a suit was filed in the 287th District Court of Parmer County, Texas by Anderson Brothers, a Partnership, against Atmos Energy Corporation, et al. The plaintiffs' claims arise out of an alleged breach of contract by us and by a number of our divisions and subsidiaries concerning the sale of natural gas used in irrigation activities since 1998 and an alleged violation of the Texas Agricultural Gas Users Act of 1985. The Court has ruled proper venue to be in Parmer County, Texas. We have been responding to numerous discovery requests from the plaintiffs. We have also filed suit in Travis County, Texas to have the Texas Agricultural Gas Users Act of 1985 to be declared unconstitutional. The plaintiffs seek class action status and to recover unspecified damages plus attorney's fees. We have denied any liability and intend to vigorously defend against the plaintiffs' claims.

We have a receivable from a supplier related to over payment for deliveries of gas. A lawsuit was filed and we believe the receivable is fully recoverable.

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

United Cities Propane Gas, Inc.

United Cities Propane Gas, Inc., one of our wholly-owned subsidiaries, is a party to a suit filed in June 2000 which is pending in the Circuit Court of Sevier County, Tennessee. The plaintiffs' claims arise out of injuries alleged to have been caused by a low-level propane explosion. The plaintiffs seek to recover damages of $13.0 million. Discovery activities have begun in this case. We have denied any liability, and we intend to vigorously defend against the plaintiffs' claims. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that we have adequate insurance and/or reserves to cover any damages that may ultimately be awarded.

We are a party to other litigation and claims that arise in the ordinary course of our business. While the results of such litigation and claims cannot be predicted with certainty, we believe the final outcome of such litigation and claims will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that we have adequate insurance and/or reserves to cover any damages that may ultimately be awarded.

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

United Cities Gas Company and the Tennessee Department of Environment and Conservation entered into a consent order effective January 23, 1997, to facilitate the investigation, removal and remediation of the Johnson City site. United Cities began the implementation of the consent order in the first quarter of 1997 which has continued through June 30, 2002. The investigative phase of the work at the site has been completed. An interim removal action was completed in June 2001. United Cities is in the process of conducting a risk assessment at the site.

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

As of June 30, 2002, we had incurred costs of approximately $0.9 million for the investigations of the Johnson City and Bristol, Tennessee and Hannibal, Missouri sites and had a remaining accrual relating to these sites of $0.7 million.

Mercury Contamination Sites

We have completed investigation and remediation activities pursuant to Consent Orders between the Kansas Department of Health and Environment and United Cities Gas Company. The Orders provided for the investigation and remediation of mercury contamination at gas pipeline sites which utilize or formerly utilized mercury meter equipment in Kansas. The Final Interim Characterization and Remediation Report has been submitted to the Kansas Department of Health. We have agreed to amendments of the Orders with the Kansas Department of Health to include all mercury meters that belonged to our Greeley Gas Division before the merger with United Cities Gas

Company on July 31, 1997. These sites will be investigated in 2003 and any necessary remediation will be performed. As of June 30, 2002, we had incurred costs of $0.1 million for these sites and had a remaining accrual of $0.3 million for recovery. The Kansas Corporation Commission has authorized us to defer these costs and seek recovery in a future rate case.

We are a party to other environmental matters and claims, including those discussed above, that arise in the ordinary course of our business. While the ultimate results of response actions to these environmental matters and claims cannot be predicted with certainty, we believe the final outcome of such response actions will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that the expenditures related to such response actions will either be recovered through rates, shared with other parties or covered by adequate insurance or reserves.

3. Short-term Debt

At June 30, 2002, short-term debt was composed of $30.0 million of commercial paper and $15.5 million outstanding under bank credit facilities.

Committed credit facilities

We have short-term committed credit facilities totaling $318.0 million. One short-term unsecured credit facility is for $300.0 million and serves as a backup liquidity facility for our commercial paper program. Effective July 31, 2002, this credit facility was renegotiated for $300.0 million. Our commercial paper is rated A-2 by Standard and Poor's, P-2 by Moody's and F-2 by Fitch. At June 30, 2002, $30.0 million of commercial paper was outstanding. We have a second credit facility in place for $18.0 million. At June 30, 2002, $15.5 million was outstanding under this credit facility. These credit facilities are negotiated at least annually and are used for working capital purposes.

Uncommitted credit facilities

Our Woodward Marketing subsidiary has an uncommitted demand credit facility for $125.0 million which is used for its non-regulated business. Atmos Energy Marketing, LLC, our wholly-owned subsidiary, is the sole guarantor of all amounts outstanding under this facility. At June 30, 2002, no amount was outstanding under this credit facility. Related letters of credit totaling $55.6 million reduced the amount available under this facility. This facility is used for working capital purposes. Effective July 1, 2002, this facility was renegotiated to increase the amount available to $210.0 million and change the sole guarantor to Atmos Energy Holdings, Inc., also our wholly-owned subsidiary and parent company of Atmos Energy Marketing, LLC.

We also have an unsecured short-term uncommitted credit line for $20.0 million. No amounts were outstanding under this credit facility at June 30, 2002. This uncommitted line is renewed or renegotiated at least annually with varying terms, and we pay no fee for the availability of the line. Borrowings under this line are made on a when- and as-available basis at the discretion of the bank. This facility is also used for working capital purposes.

In addition, Woodward Marketing has up to $100.0 million of credit available from Atmos Energy Marketing, LLC for its non-regulated business. At June 30, 2002, $8.0 million was outstanding. Effective July 1, 2002, Atmos Energy Holdings, Inc. replaced Atmos Energy Marketing, LLC as the provider of such credit to Woodward Marketing. This intercompany facility is subordinated in terms of repayment to the $210.0 million uncommitted demand credit facility described above.

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

                                                      For the three months ended
                                                               June 30
                                                      --------------------------
                                                        2002              2001
                                                      --------          --------
                                                            (In thousands)
Weighted average common shares - basic                  41,265            40,395
Effect of dilutive securities:
    Restricted stock                                        67                 -
    Stock options                                           38                 -
                                                      --------          --------
Weighted average common shares - assuming
    dilution                                            41,370            40,395
                                                      ========          ========


                                                      For the nine months ended
                                                               June 30
                                                      -------------------------
                                                        2002            2001
                                                      --------        --------
                                                            (In thousands)
Weighted average common shares - basic                  41,049          37,318
Effect of dilutive securities:
    Restricted stock                                        67              92
    Stock options                                           28              12
                                                      --------        --------
Weighted average common shares - assuming
    dilution                                            41,144          37,422
                                                      ========        ========

5. Derivative Instruments and Hedging Activities

Effective October 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. In our utility operations, changes in the fair value of derivative financial instruments are recognized periodically as deferred gas costs. The cumulative effect of the change in accounting for the adoption of this Statement did not have a material impact on our financial position, results of operations or net cash flows.

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

In June 2001, we purchased a three year weather insurance policy with an option to cancel in the third year if we obtain weather protection in our rate structures. The policy is for our Texas and Louisiana operations and covers the entire heating season of October to March beginning with the 2001-2002 heating season. The cost of the three year policy was approximately $13.2 million which was prepaid and is being amortized over the appropriate heating seasons based on degree days. The insurance is designed to protect against weather that is at least seven percent warmer than normal for the entire heating season. During the 2001-2002 heating season, weather was not at least seven percent warmer than normal resulting in no claim having been filed under the insurance policy. Only the amortization of $4.4 million of premiums was recognized during the heating season.

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

Non-Regulated Hedging Activities

At the close of business on June 30, 2002, we had outstanding contracts representing 1.0 Bcf of net notional volumes with average contract maturities of less than two years. These contracts were marked to market. Contracts representing 59 percent of the fair value of these contracts are scheduled to mature within one year. Contracts representing 39 percent of the remaining fair value are scheduled to mature within three years.

Effective April 1, 2001, natural gas sales from our natural gas trading operations have been netted against purchased gas costs and shown as gas trading margin on the condensed consolidated statements of income. For the three months ended June 30, 2002, our gas trading margin consisted of a $2.8 million realized trading gain and a $9.5 million unrealized trading gain. For the nine months ended June 30, 2002, our gas trading margin consisted of a $37.1 million realized trading gain and a $8.1 million unrealized trading loss.

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

The principal business of Atmos Energy Marketing, including the activities of Woodward Marketing and Trans Louisiana Industrial Gas Company, Inc., is the overall management of natural gas requirements for municipalities, local gas utility companies and industrial customers located primarily in the southwestern and midwestern United States. This business involves the sale of natural gas by Woodward Marketing to its customers and the management of storage and transportation contracts for its customers under contracts generally having one to two-year terms. At June 30, 2002, Woodward Marketing had a total of 102 municipal and local gas utility customers and 324 industrial customers. Woodward Marketing also sells natural gas to certain of its industrial customers on a delivered burner tip basis under contract terms from 30 days to two years. In addition, Woodward Marketing supplies our regulated operations with a portion of our natural gas requirements on a competitive bid basis. Any mark-to-market gains or losses on these affiliate contracts are eliminated.

In the management of natural gas requirements for municipal and other local utilities, Woodward Marketing sells physical natural gas to those customers for future delivery and manages the associated price risk through the use of gas futures, including forwards, over-the-counter and exchange-traded options and swap contracts with counterparties. These financial contracts are marked-to-market daily at the close of business. Woodward Marketing links gas futures to physical delivery of natural gas and balances its futures positions at the end of each trading day. Over-the-counter swap agreements require Woodward Marketing to receive or make payments based on the difference between a fixed price and the market price of natural gas on the settlement date. Woodward Marketing uses these futures and swaps to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas, which are also carried on a mark-to-market basis. Options held to manage price risk provide the right, but not the requirement, to buy or sell energy commodities at a fixed price. Woodward Marketing uses options to manage margins and to limit overall price risk exposure. At any point in time, Woodward Marketing may not have completely offset its price risk on these activities.

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

Prior to May 2002, Woodward Marketing engaged in financial trading for speculative purposes. Financial trading involves utilizing financial instruments (futures, options, swaps, etc.) to hedge natural gas prices or to take a position in the market based on anticipated price movement. In some prior years, Woodward Marketing experienced losses in its financial speculative trading business. Effective in May 2002, Woodward Marketing's financial trading for speculative purposes was discontinued. Woodward Marketing will continue its financial trading for hedging (risk management purposes) related to its physical trading positions. With regard to its physical trading business, Woodward Marketing does engage in limited speculative natural gas trading for its own account primarily related to its storage activity, subject to a risk management policy established by us which limits the level of trading loss to a maximum of $8.9 million in fiscal 2002. Physical trading involves utilizing physical assets (storage and transportation) to sell and deliver gas to customers or to take a position in the market based on anticipated price movement. Compliance with such risk management policy is monitored on a daily basis. In addition, Woodward Marketing's bank credit facility limits trading positions that are not closed at the end of the day (open positions) to 5.0 Bcf of natural gas. At June 30, 2002, Woodward Marketing's net open positions in its trading operations totaled 1.0 Bcf. In its speculative trading, Woodward Marketing's open trading positions are monitored on a daily basis but are not required to be closed if they remain within the limits set by the bank loan agreement. In addition to the price risk of any net open position at the end of each trading day, the financial exposure that results from the daily fluctuations of gas prices and the potential for daily price movements constitutes a risk of loss since the price of natural gas purchased or sold for future delivery at the beginning of the day may not be hedged until later in the day.

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

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", we have identified the Utility and Non-regulated segments. For an expanded description of these segments, refer to Note 1 of notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2001. We consider each business unit within our utility segment to be a reporting unit of the utility segment and not a reportable segment. Our chief executive officer makes decisions about allocating resources to the utility segment as a whole and not to individual reporting units. The individual operations that comprise the non-regulated segment are not currently material to our consolidated financial position or results of operations and therefore do not require separate reporting. Prior to April 1, 2001, we owned a 45 percent interest in Woodward Marketing and accounted for that ownership using the equity method of accounting for investments. Beginning April 1, 2001, we own 100 percent of Woodward Marketing and have accounted for that ownership on a consolidated basis.

Summarized financial information concerning our reportable segments for the three months and nine months ended June 30, 2002 and 2001 are shown in the following tables:

                                                                 Non-
                                              Utility          Regulated           Total
                                            -----------        ---------        -----------
                                                            (In thousands)
For the three months ended
June 30, 2002:
--------------
Operating revenues for reportable
    segments                                $   159,493        $    4,058       $   163,551
Elimination of intersegment
    revenues                                       (271)           (1,480)           (1,751)
                                            -----------        ----------       -----------
      Total operating revenues                  159,222             2,578           161,800

Net income (loss)                                (1,954)            5,208             3,254

June 30, 2001:
--------------
Operating revenues for reportable
    segments                                $   155,868       $     9,519       $   165,387
Elimination of intersegment
    revenues                                       (316)             (811)           (1,127)
                                            -----------        ----------       -----------
      Total operating revenues                  155,552             8,708           164,260

Net loss                                           (123)           (3,277)           (3,400)


                                                                 Non-
                                              Utility          Regulated           Total
                                            -----------        ---------        -----------
                                                            (In thousands)
As of and for the nine months ended
June 30, 2002:
--------------
Operating revenues for reportable
    segments                                $   801,460         $  21,357       $   822,817
Elimination of intersegment
    revenues                                     (1,219)           (8,975)          (10,194)
                                            -----------        ----------       -----------
      Total operating revenues                  800,241            12,382           812,623

Net income                                       51,567            13,698            65,265

Total assets                                  1,748,231           310,675         2,058,906

June 30, 2001:
--------------
Operating revenues for reportable
    segments                                $ 1,231,622        $   54,431       $ 1,286,053
Elimination of intersegment
    revenues                                     (1,434)           (2,456)           (3,890)
                                            -----------        ----------       -----------
      Total operating revenues                1,230,188            51,975         1,282,163

Net income                                       58,656             4,990            63,646

Total assets                                  1,655,305           288,894         1,944,199

A reconciliation of total assets for the reportable segments to total consolidated assets for June 30, 2002 and 2001 is presented below:

                                                         June 30
                                              -------------------------------
                                                 2002                 2001
                                              ----------           ----------
                                                     (In thousands)

Total assets for reportable segments          $2,058,906           $1,944,199
Elimination of intercompany accounts            (137,934)             (71,394)
                                              ----------           ----------
    Total consolidated assets                 $1,920,972           $1,872,805
                                              ==========           ==========

7. Supplemental Disclosures

The following supplemental condensed financial statements show Atmos Energy Corporation, consisting of Atmos' regulated natural gas divisions; Atmos Energy Holdings Inc., consisting of Atmos' non-regulated subsidiaries; and the elimination of material intercompany transactions. The following supplemental condensed balance sheet is as of June 30, 2002.

                                           Atmos Energy   Atmos Energy
                                            Corporation   Holdings, Inc.   Eliminations   Consolidated
                                           ------------   --------------   ------------   ------------
                                                               (In thousands)
ASSETS
Property, plant and equipment, net         $ 1,310,901      $  73,688      $         -     $1,384,589
Investment in subsidiaries                     120,024         (5,290)        (114,734)             -
Current assets
  Cash and cash equivalents                     (3,142)        10,145                -          7,003
  Cash held on deposit in margin
   account                                           -         10,376                -         10,376
  Accounts receivable, net                      61,261        117,145          (19,482)       158,924
  Inventories                                    4,628            267                -          4,895
  Gas stored underground                        25,004         30,610                -         55,614
  Assets from risk management
   activities                                        -         30,896           (3,718)        27,178
  Other current assets and prepayments           3,717          4,473                -          8,190
  Intercompany receivables                      57,707        (57,707)               -              -
                                           -----------      ---------      -----------     ----------
    Total current assets                       149,175        146,205          (23,200)       272,180
Intangible assets                                    -         11,071                -         11,071
Goodwill                                        37,489         29,897                -         67,386
Noncurrent assets from risk
 management activities                               -          7,359                -          7,359
Deferred charges and other assets              130,642         47,745                -        178,387
                                           -----------      ---------      -----------     ----------
                                            $1,748,231      $ 310,675      $  (137,934)    $1,920,972
                                           ===========      =========      ===========     ==========

SHAREHOLDERS' EQUITY AND LIABILITIES
Shareholders' equity                       $   626,377      $ 120,024      $  (120,024)    $  626,377
Long-term debt                                 672,546          3,210                -        675,756
                                           -----------      ---------      -----------     ----------
    Total capitalization                     1,298,923        123,234         (120,024)     1,302,133
Current liabilities
  Current maturities of long-term debt          19,307          1,106                -         20,413
  Short-term debt                               45,492              -                -         45,492
  Liabilities from risk management
   activities                                      423         19,706                -         20,129
  Deferred gas cost                             13,963          5,256                -         19,219
  Other current liabilities                    126,046        137,772          (17,910)       245,908
                                           -----------      ---------      -----------     ----------
    Total current liabilities                  205,231        163,840          (17,910)       351,161
Deferred income taxes                          144,602         12,886                -        157,488
Noncurrent liabilities from risk
 management activities                              -          2,767                 -          2,767
Deferred credits and other liabilities          99,475         7,948                 -        107,423
                                           -----------      ---------      -----------     ----------
                                           $ 1,748,231      $ 310,675      $  (137,934)    $1,920,972
                                           ===========      =========      ===========     ==========

The following supplemental condensed statement of income is for the three months ended June 30, 2002.

                                          Atmos Energy    Atmos Energy
                                           Corporation    Holdings, Inc.   Eliminations     Consolidated
                                          ------------    --------------   ------------     ------------
  Operating revenues                        $159,493         $272,426       $(270,119)       $  161,800
  Purchased gas cost                          89,088          270,596        (271,717)           87,967
                                            --------         --------       ---------        ----------
      Gross profit                            70,405            1,830           1,598            73,833
  Gas trading margin                               -           13,084            (825)           12,259
  Operating expenses                          60,932            5,982               -            66,914
                                            --------         --------       ---------        ----------
  Operating income                             9,473            8,932             773            19,178
  Miscellaneous income (expense)               1,098              (37)         (1,243)             (182)
  Interest charges, net                      (14,040)          (1,026)          1,243           (13,823)
                                            --------         --------       ---------        ----------
  Income (loss) before income taxes           (3,469)           7,869             773             5,173
  Provision (benefit) for income taxes        (1,515)           3,126             308             1,919
                                            --------         --------       ---------        ----------
          Net income (loss)                 $ (1,954)        $  4,743       $     465        $    3,254
                                            ========         ========       =========        ==========

The following supplemental condensed statement of income is for the nine months ended June 30, 2002.

                                          Atmos Energy    Atmos Energy
                                           Corporation    Holdings, Inc.   Eliminations   Consolidated
                                          ------------    --------------   ------------   ------------
  Operating revenues                        $801,460         $820,374       $(809,211)       $812,623
  Purchased gas cost                         480,693          772,116        (773,267)        479,542
                                            --------         --------       ---------        --------
      Gross profit                           320,767           48,258         (35,944)        333,081
  Gas trading margin                               -         (10,905)          39,931          29,026
  Operating expenses                         195,460           17,691              (1)        213,150
                                            --------         --------       ---------        --------
  Operating income                           125,307           19,662           3,988         148,957
  Miscellaneous income (expense)                 253            2,577          (3,723)           (893)
  Interest charges, net                      (44,429)          (3,598)          3,723         (44,304)
                                            --------         --------       ---------        --------
  Income before income taxes                  81,131           18,641           3,988         103,760
  Provision for income taxes                  29,564            7,360           1,571          38,495
                                            --------         --------       ---------        --------
          Net income                        $ 51,567         $ 11,281       $   2,417        $ 65,265
                                            ========         ========       =========        ========

Organization - Atmos Energy Corporation distributes natural gas in 11 states through its operating divisions - Atmos Energy Louisiana, Energas Company, Greeley Gas Company, United Cities Gas Company and Western Kentucky Gas Company. Our nonutility operations are organized under Atmos Energy Holdings, Inc., which includes Atmos Energy Marketing, LLC, Atmos Pipeline and Storage, Inc., Atmos Power Systems, Inc. and an indirect equity interest in Heritage Propane Partners, L.P. Atmos Energy Marketing includes the operations of Woodward Marketing.

Consolidating Financial Statements - The column headed "Atmos Energy Corporation" includes operations of Atmos' five operating divisions.

The column headed "Atmos Energy Holdings, Inc." comprises our nonutility operations. Operating revenues and purchased gas costs from our natural gas marketing operations are shown on a gross basis in the Atmos Energy Holdings, Inc. column. Such natural gas marketing activities are reclassified in the elimination column as gas trading margin.

Current and noncurrent assets and liabilities from risk management activities on the supplemental condensed consolidated balance sheet consist of the fair value, inclusive of future servicing costs and valuation adjustments, of our storage, transportation and requirements contracts, forwards, over-the-counter and exchange traded options, futures and swap contracts.

The gas trading margin on the supplemental condensed consolidated statement of income consists primarily of the difference between revenue arising from Atmos Energy Holdings' sale of physical natural gas to its customers less the cost to purchase natural gas and current period changes in assets and liabilities from risk management activities.

Risk management assets and liabilities, Atmos Energy Holdings, Inc. - We use storage, transportation and requirements contracts, forwards, over-the-counter and exchange-traded options, futures and swap contracts to conduct our risk management activities. We use the mark-to-market method to account for these activities in accordance with Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" and EITF 00-17, "Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10." Under this method, the aforementioned contracts are reflected at fair value, inclusive of future servicing costs and valuation adjustments, with resulting unrealized gains and losses recorded as assets or liabilities from risk management activities on the condensed consolidated balance sheet. Current period changes in the assets and liabilities from risk management activities are recognized as gas trading margins on the condensed consolidated statement of income. Changes in the mark-to-market valuation of assets and liabilities from risk management activities result primarily from changes in the valuation of the portfolio of contracts, maturity and settlement of contracts and newly originated transactions. Market prices and models used to value these transactions reflect our best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts. Values are adjusted to reflect the potential impact of liquidating our positions in an orderly manner over a reasonable period of time under present market conditions. Changes in market prices directly affect our estimate of the fair value of these transactions.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Atmos Energy Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of June 30, 2002 and the related condensed consolidated statements of income for the three-month periods and nine-month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Atmos Energy Corporation as of September 30, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, not presented herein, and in our report dated November 2, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                               ERNST & YOUNG LLP


Dallas, Texas
August 9, 2002

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

Weather and Seasonality

Our natural gas distribution business and irrigation sales business is seasonal and dependent upon weather conditions in our service areas. Natural gas sales to residential, commercial and public authority customers are affected by winter heating season requirements. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to industrial customers are much less weather sensitive. Sales to agricultural customers, who typically use natural gas to power irrigation pumps during the period from March through September, are affected by rainfall amounts and the price of natural gas. Weather, adjusted for service areas with weather normalized operations, for the nine months ended June 30, 2002 was 5 percent warmer than normal and 18 percent warmer than weather in the corresponding period of the prior year.

The effects of temperatures that are above or below normal are partially offset in the Tennessee and Georgia jurisdictions served by the United Cities Gas Division and in the Kentucky jurisdiction served by the Western Kentucky Gas Division through weather normalization adjustments. The Georgia Public Service Commission, the Tennessee Regulatory Authority and the Kentucky Public Service Commission have approved weather normalization adjustments. The weather normalization adjustments, effective October through May each year in Georgia, and November through April each year in Tennessee and Kentucky, allow the United Cities Gas Division and Western Kentucky Gas Division to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the weather normalization adjustments was an increase in revenues of approximately $6.0 million for the nine months ended June 30, 2002, as compared with a decrease of approximately $3.3 million for the nine months ended June 30, 2001. Approximately 373,000 or 27 percent of our meters in service are located in Georgia, Tennessee and Kentucky. We did not have weather normalization adjustments in our other service areas during the nine months ended June 30, 2002.

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

In June 2001, we purchased a three year weather insurance policy with an option to cancel in the third year if we obtain weather protection in our rate structures. The policy is for our Texas and Louisiana operations and covers the entire heating season of October to March beginning with the 2001-2002 heating season. The cost of the three year policy was approximately $13.2 million which was prepaid and is being amortized over the appropriate heating seasons based on degree days. The insurance is designed to protect against weather that is at least seven percent warmer than normal for the entire heating season. During the 2001-2002 heating season, weather was not at least seven percent warmer than normal resulting in no claim having been filed under the insurance policy. Only the amortization of $4.4 million of premiums was recognized during the heating season.

Historically we have effectively hedged 20 percent of the gas supply required during our annual October through March heating season by utilizing our underground storage assets. For the 2001-2002 heating season, we covered approximately 64 percent of our anticipated flowing gas requirements through storage and futures and fixed forward contracts.

Status of Pending Acquisition

In September 2001, we entered into a definitive agreement to acquire Mississippi Valley Gas Company, a privately held natural gas utility, for $150.0 million, consisting of $75.0 million cash and $75.0 million of Atmos common stock. In addition, we will repay outstanding debt of Mississippi Valley Gas, net of working capital, of approximately $45.0 million. Mississippi Valley Gas provides natural gas distribution service to more than 261,500 residential, commercial, industrial and other customers located primarily in the northern and central regions of Mississippi. The acquisition is subject to state and federal regulatory approval. It is anticipated that the acquisition will be completed in 2002.

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

Regulation - Our utility operations are subject to regulation with respect to rates, service, maintenance of accounting records and various other matters by the respective regulatory authorities in the states in which we operate. Our accounting policies recognize the financial effects of the ratemaking and accounting practices and policies of the various regulatory commissions. Regulated utility operations are accounted for in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement requires cost-based rate regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. As a result, certain costs are permitted to be capitalized rather than expensed because they can be recovered through rates.

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

Goodwill - At June 30, 2002, we had $67.4 million of goodwill, $37.5 million of which was attributable to our utility segment and $29.9 million was attributable to our non-regulated segment. We evaluate our goodwill balances for impairment each year during our second fiscal quarter. Our evaluation during the quarter ended March 31, 2002 resulted in no impairment. If our projections of estimated future cash flows change, those changes could result in a reduction in the carrying value of our goodwill.

FINANCIAL CONDITION

For the nine months ended June 30, 2002, net cash provided by operating activities in the statement of cash flows totaled $301.7 million compared with $145.5 million for the nine months ended June 30, 2001. The increase in net cash provided by operating activities was primarily the result of a decrease in other current assets and prepayments compared to the previous period, a decrease in cash held on deposit in margin accounts and an increase in accounts payable and accrued liabilities and a smaller increase in deferred charges and other assets compared to the previous period. This increase was partially offset by an increase in accounts receivable compared to the previous period and a smaller increase in other current liabilities compared to the previous period A slight increase in net income also added to the increase in net cash provided by operating activities. The increase in net income was primarily due to increases in gross profit and income from our gas marketing activities partially offset by higher operating expenses and interest expense.

For the nine months ended June 30, 2002, net cash used in investing activities totaled $114.3 million compared with $56.0 million for the nine months ended June 30, 2001. Major cash flows used in investing activities for the nine months ended June 30, 2002 included capital expenditures of $89.8 million compared with $70.3 million for the nine months ended June 30, 2001. Capital expenditures for fiscal 2002, excluding acquisitions, are expected to be in the range of $125.0 million to $130.0 million as compared with capital expenditures of $113.1 million for fiscal 2001. Capital projects for fiscal 2002 include expenditures for additional mains, services, meters and equipment. In 2002, we plan to complete the Mississippi Valley Gas Company acquisition for $75.0 million cash, $75.0 million of Atmos common stock and the repayment of approximately $45.0 million of long-term debt. Capital expenditures and acquisitions for fiscal 2002 are planned to be financed from internally generated funds and financing activities as discussed below. For the nine months ended June 30, 2002, investing activities included

$15.7 million, in our non-regulated operations, for the acquisition of Kentucky-based market area storage and associated pipeline facility assets, certain gas marketing assets and the common stock of Southern Resources, Inc. For the nine months ended June 30, 2002, we had expenditures for the acquisition of assets to be leased of $6.9 million compared to $4.9 million for the nine months ended June 30, 2001. In connection with our acquisition of Woodward Marketing in April 2001, we received $13.1 million in cash for the nine months ended June 30, 2001. We also received net proceeds of $6.6 million in connection with the sale of certain utility assets for the nine months ended June 30, 2001.

For the nine months ended June 30, 2002, net cash used by financing activities totaled $195.6 million compared with net cash provided by financing activities of $327.5 million for the nine months ended June 30, 2001. For the nine-month period ended June 30, 2002, short-term debt decreased $155.8 million compared with a decrease of $125.8 million for the nine months ended June 30, 2001. The decrease for the nine months ended June 30, 2002 was due primarily to more effective collection experience of customer accounts receivable balances which increased the amount of cash available to repay short-term debt. The decrease for the nine months ended June 30, 2001 was due to the net proceeds of approximately $142.0 million from the equity offering in December 2000 being used to reduce the amount of short-term debt outstanding. Repayments of long-term debt totaled $16.9 million for the nine months ended June 30, 2002 compared with $13.8 million for the nine months ended June 30, 2001. We received $347.1 million in net proceeds during the nine months ended June 30, 2001 from our $350.0 million debt offering. The net proceeds were used to help finance the completion of the Louisiana Gas Service Company acquisition in July 2001. We paid $36.4 million in cash dividends during the nine months ended June 30, 2002 compared with dividends paid of $32.3 million during the nine months ended June 30, 2001. This reflects increases in the quarterly dividend rate and in the number of shares outstanding. During the nine months ended June 30, 2002, we issued 654,084 shares of common stock.

The following table presents the number of shares issued for the nine-month periods ended June 30, 2002 and 2001:

                                                        Nine months ended
                                                             June 30
                                                    --------------------------
                                                     2002               2001
                                                    -------          ---------
Shares issued:
  Employee Stock Ownership Plan                     232,191            149,243
  Direct Stock Purchase Plan                        369,596            300,970
  Outside Directors Stock-for-Fee Plan                1,832              1,642
  United Cities Long-Term Stock Plan                      -             11,300
  Long-Term Incentive Plan                           50,465             16,838
  Acquisition of Woodward Marketing, L.L.C.               -          1,423,193
  Equity Offering                                         -          6,741,500
                                                    -------          ---------
    Total shares issued                             654,084          8,644,686
                                                    =======          =========

We believe that internally generated funds, our credit facilities, commercial paper program and access to the public debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 2002.

We have short-term committed credit facilities totaling $318.0 million. One short-term unsecured credit facility is for $300.0 million and serves as a backup liquidity facility for our commercial paper program. Effective July 31, 2002, this credit facility was renegotiated for $300.0 million. Our commercial paper is rated A-2 by Standard and Poor's, P-2 by Moody's and F-2 by Fitch. At June 30, 2002, $30.0 million of commercial paper was outstanding. We have a second credit facility in place for $18.0 million. At June 30, 2002, $15.5 million was outstanding under this credit facility. These credit facilities are negotiated at least annually and are used for working capital purposes.

Our Woodward Marketing subsidiary has an uncommitted demand credit facility for $125.0 million which is used for its non-regulated business. Atmos Energy Marketing, LLC, our wholly-owned subsidiary, is the sole guarantor of all amounts outstanding under this facility. At June 30, 2002, no amount was outstanding under this credit facility. Related letters of credit totaling $55.6 million reduced the amount available under this facility. This facility is used for working capital purposes. Effective July 1, 2002, this facility was renegotiated to increase the amount available to $210.0 million and change the sole guarantor to Atmos Energy Holdings, Inc., also our wholly-owned subsidiary and parent company of Atmos Energy Marketing, LLC.

We also have an unsecured short-term uncommitted credit line for $20.0 million. No amounts were outstanding under this credit facility at June 30, 2002. This uncommitted line is renewed or renegotiated at least annually with varying terms and we pay no fee for the availability of the line. Borrowings under this line are made on a when- and as-available basis at the discretion of the bank. This facility is also used for working capital purposes.

In addition, Woodward Marketing has up to $100.0 million of credit available from Atmos Energy Marketing LLC for its non-regulated business. At June 30, 2002, $8.0 million was outstanding. Effective July 1, 2002, Atmos Energy Holdings, Inc. replaced Atmos Energy Marketing, LLC as the provider of such credit to Woodward Marketing. This intercompany facility is subordinated in terms of repayment to the $210.0 million uncommitted demand credit facility described above.

In December 2001, we filed a shelf registration statement with the Securities and Exchange Commission to issue, from time to time, up to $600.0 million in new common stock and/or debt. In connection with this filing, we filed applications for approval to issue securities with five state utility commissions and have received approval from all five commissions. The registration statement was declared effective by the Securities and Exchange Commission on January 30, 2002. The proceeds from any issuance of securities under the registration statement are planned to be used for general corporate purposes, including acquisitions, debt repayment and other business-related matters.

The following tables provide information about contractual obligations and commercial commitments at June 30, 2002.

                                                           Payments Due by Period
                                       -------------------------------------------------------------------
                                                     Less than                                    After 5
                                        Total          1 year        1-3 years      4-5 years      years
                                       --------      ---------       ---------      ---------     --------
                                                               (In thousands)
CONTRACTUAL OBLIGATIONS

Long Term Debt                         $696,169        $20,413        $34,522        $29,768      $611,466
Capital Lease Obligations                 5,973            219          1,752          1,276         2,726
Operating Leases                         59,529          2,312         16,713         15,624        24,880
                                       --------      ---------       --------        -------      --------
    Total Contractual
      Obligations                      $761,671        $22,944        $52,987        $46,668      $639,072
                                       ========      =========        =======        =======      ========


                                                           Payments Due by Period
                                     ---------------------------------------------------------------------
                                                    Less than                                    After 5
                                      Total          1 year        1-3 years      4-5 years       years
                                     -------        ---------     -----------     ---------     ----------
                                                               (In thousands)
OTHER COMMERCIAL COMMITMENTS
Lines of Credit                      $45,492        $45,492         $   -           $    -         $   -

Risk Management and Trading Activities

We conduct our risk management activities through both our utility and non-regulated segments. See Note 5 to the condensed consolidated financial statements for a description of our risk management activities. The following table shows our risk management assets and liabilities by segment at June 30, 2002.

                                                       Utility          Non-Regulated            Total
                                                       -------          -------------            -----
                                                                        (In thousands)
Assets from risk management
    activities, current                                $    -            $   27,178          $   27,178
Assets from risk management
    activities, noncurrent                                  -                 7,359               7,359
Liabilities from risk management
    activities, current                                  (423)              (19,706)            (20,129)
Liabilities from risk management
    activities, noncurrent                                  -                (2,767)             (2,767)
                                                  -----------            ----------          ----------
Net assets (liabilities)                               $ (423)           $   12,064          $   11,641
                                                  ===========            ==========          ==========

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

To conduct our risk management and trading activities, Atmos Energy Marketing, a unit of our non-regulated segment, uses natural gas storage, transportation and requirements contracts, forwards, over-the-counter and exchange-traded options, futures and swap contracts. Prior to May 2002, Woodward Marketing engaged in financial trading for speculative purposes. Effective in May 2002, Woodward Marketing's financial trading for speculative purposes was discontinued. The mark-to-market method is used to account for these activities, as prescribed in EITF Issue No. 98-10 and EITF Issue 00-17. Under these methods, the aforementioned contracts are reflected at fair value, inclusive of future servicing costs and valuation adjustments, with resulting unrealized gains and losses recorded as "Assets from risk management activities" and "Liabilities from risk management activities" on the balance sheet. Current period changes in the assets and liabilities from risk management activities are recognized as net gains or losses on the condensed consolidated statement of income as gas trading margin. Changes in assets and liabilities from risk management activities result primarily from changes in valuation of the portfolio of contracts, maturity and settlement of contracts, and newly originated transactions.

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

The following table reflects the components of the change in fair value of our non-regulated energy trading contract activities for the three months ending June 30, 2002 (in thousands).

      Fair value of contracts at March 31, 2002       $   6,090
          Contracts realized/settled                    (1,628)
          Fair value of new contracts                     4,917
          Other changes in value                          2,685
                                                      ---------
      Fair value of contracts at June 30, 2002        $  12,064
                                                      =========

The following table reflects the components of the change in fair value of our non-regulated energy trading contract activities for the nine months ending June 30, 2002 (in thousands).

      Fair value of contracts at September 30, 2001      $  28,349
          Contracts realized/settled                       (14,831)
          Fair value of new contracts                           37
          Other changes in value                            (1,491)
                                                         ---------
      Fair value of contracts at June 30, 2002           $  12,064
                                                         =========

The fair value of our non-regulated energy trading contracts at June 30, 2002, is segregated below, by time period and fair value source.

                                                  Fair Value of Contracts at June 30, 2002
                                 ---------------------------------------------------------------------------
                                    Maturity                                      Maturity
                                    Less than       Maturity       Maturity       excess of     Total Fair
                                     1 year         1-3 years      4-5 years       5 years        Value
                                   ----------       ---------      ---------      ---------     ----------
                                                               (In thousands)
SOURCE OF FAIR VALUE

Prices actively quoted             $ (10,078)       $   934        $     -        $    -         $ (9,144)
Prices provided by
    other external sources            15,598          1,951            159             7           17,715
Prices based on models
    and other valuation
    methods                            1,617          1,876              -             -            3,493
                                   ---------        -------        -------        ------         --------
Total Fair Value                   $   7,137        $ 4,761        $   159        $    7         $ 12,064
                                   =========        =======        =======        ======         ========

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002, Compared with Three Months Ended June 30, 2001

Operating revenues decreased by 2 percent to $161.8 million for the three months ended June 30, 2002 from $164.3 million for the three months ended June 30, 2001. The most significant factor contributing to the decrease in operating revenues was a 23 percent decrease in average sales price due to the decreased cost of gas. However, the decrease in operating revenues was offset by an 11 percent increase in sales volumes, excluding the additional sales volumes attributable to the Louisiana Gas Service operations acquired in July 2001, due to weather that was colder than in the corresponding quarter of the prior year. In addition, increased revenues resulting from the Louisiana Gas Service acquisition in July 2001 helped to offset the decrease in operating revenues. The average sales price per Mcf sold decreased $2.01 or 23 percent to $6.72 primarily due to a decrease in the average cost of gas. The average cost of gas per Mcf sold decreased 31 percent to $3.99 for the three months ended June 30, 2002 from $5.79 for the three months ended June 30, 2001. During the quarter ended June 30, 2002, temperatures were 8 percent colder than in the corresponding quarter of the prior year and were 4 percent warmer than the 30-year normal for the quarter, adjusted for service areas with weather normalized operations. The total volume of gas sold, excluding the Louisiana Gas Service volumes, for the three months ended June 30, 2002 was 19.7 billion cubic feet compared with 17.7 billion cubic feet for the three months ended June 30, 2001. The addition of the Louisiana Gas Service operations added 2.7 billion cubic feet of sales volumes for the quarter ended June 30, 2002.

Gross profit increased to $73.8 million for the three months ended June 30, 2002 from $61.3 million for the three months ended June 30, 2001. The increase in gross profit was primarily due to the additional gross profit resulting from the Louisiana Gas Service acquisition in July 2001 and the increase in volumes sold to weather sensitive customers. Changes in the cost of gas do not directly affect gross profit because the fluctuations in gas prices are passed through to the customer.

On April 1, 2001, we completed our acquisition of the remaining 55 percent interest in Woodward Marketing, L.L.C. that we did not already own. As a result of this acquisition, the revenues and expenses of Woodward Marketing are now shown on a consolidated basis. For the three months ended June 30, 2002, Atmos Energy Marketing, which includes the operations of Woodward Marketing, had income of $12.3 million in gas trading margin compared with a loss of $3.2 million in gas trading margin for the three months ended June 30, 2001. The $15.5 million change in gas trading margin was primarily due to gains on inventory sales and favorable pricing under natural gas sales contracts.

Operating expenses increased to $66.9 million for the three months ended June 30, 2002 from $54.9 million for the three months ended June 30, 2001. Operation and maintenance expense increased primarily due to the addition of $6.3 million relating to the Louisiana Gas Service acquisition in July 2001 and an increase of $0.9 million in pension costs. A decrease in the provision for doubtful accounts of $2.2 million partially offset this increase. The decrease in the provision for doubtful accounts was attributable to the lower gas commodity prices during the third quarter of fiscal 2002 as well as our effective recovery of customer receivable balances. Depreciation and amortization increased $4.2 million due to the addition of the assets from the Louisiana Gas Service acquisition in July 2001.

Operating income increased for the three months ended June 30, 2002 to $19.2 million from $3.2 million for the three months ended June 30, 2001. The increase in operating income resulted primarily from the increase in gross profit and the income from our gas trading margin described above partially offset by the increase in operating expenses.

Interest expense increased $4.6 million, or 50 percent, for the three months ended June 30, 2002 compared with the three months ended June 30, 2001 due primarily to the interest expense on the $350.0 million debt offering in May 2001.

Net income increased for the three months ended June 30, 2002 by $6.7 million to $3.3 million from a loss of $3.4 million for the three months ended June 30, 2001. This increase in net income resulted primarily from the increase in operating income partially offset by the increase in interest expense discussed above.

Nine Months Ended June 30, 2002, Compared with Nine Months Ended June 30, 2001

Operating revenues decreased by 37 percent to $812.6 million for the nine months ended June 30, 2002 from $1.3 billion for the nine months ended June 30, 2001. The most significant factors contributing to the decrease in operating revenues were a 35 percent decrease in average sales price due to the decreased cost of gas and a 15 percent decrease in sales volumes due to warmer weather, excluding the additional sales volumes attributable to the Louisiana Gas Service operations acquired in July 2001. During the nine-month period ended June 2002, temperatures were 18 percent warmer than in the corresponding period of the prior year and were 5 percent warmer than the 30-year normal, adjusted for service areas with weather normalized operations. The total volume of gas sold, excluding the Louisiana Gas Service volumes, for the nine months ended June 30, 2002 was 111.9 billion cubic feet compared with 132.2 billion cubic feet for the nine months ended June 30, 2001. However, the decrease in sales volumes was partially offset by the additional sales volumes of 14.9 billion cubic feet attributable to the Louisiana Gas Service operations acquired in July 2001. The average sales price per Mcf sold decreased $3.25 or 35 percent to $6.10 primarily due to a decrease in the average cost of gas. The average cost of gas per Mcf sold decreased 48 percent to $3.79 for the nine months ended June 30, 2002 from $7.27 for the nine months ended June 30, 2001. However, the decrease in operating revenues was partially offset by increased revenues resulting from the Louisiana Gas Service acquisition in July 2001.

Gross profit increased to $333.1 million for the nine months ended June 30, 2002 from $309.6 million for the nine months ended June 30, 2001. The increase in gross profit was primarily due to the additional gross profit resulting from the Louisiana Gas Service acquisition in July 2001 partially offset by a decrease in volumes sold to weather sensitive customers. Changes in the cost of gas do not directly affect gross profit because the fluctuations in gas prices are passed through to the customer.

On April 1, 2001, we completed our acquisition of the remaining 55 percent interest in Woodward Marketing, L.L.C. that we did not already own. As a result of this acquisition, the revenues and expenses of Woodward Marketing are now shown on a consolidated basis. For the nine months ended June 30, 2002, Atmos Energy Marketing, which includes the operations of Woodward Marketing, had income of $29.0 million in gas trading margin. For the nine months ended June 30, 2001, Atmos Energy Marketing had a loss of $3.2 million in gas trading margin and an equity in earnings of Woodward Marketing of $8.1 million. The increase for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001 was primarily due to gains on inventory sales and favorable pricing under natural gas sales contracts as well as our full consolidation of Woodward Marketing beginning April 2001.

Operating expenses increased to $213.2 million for the nine months ended June 30, 2002 from $180.4 million for the nine months ended June 30, 2001. Operation and maintenance expense increased due primarily to the addition of $21.5 million relating to the Louisiana Gas Service acquisition in July 2001 and an increase of $7.1 million in pension costs. In addition, operation and maintenance expense increased due to the full consolidation of Woodward Marketing's operations beginning April 1, 2001. A decrease in the provision for doubtful accounts of $13.2 million partially offset this increase. The decrease in the provision for doubtful accounts was attributable to the lower gas commodity prices during the first nine months of fiscal 2002 as well as our effective recovery of customer receivable balances. Depreciation and amortization increased $13.1 million due to the addition of the assets from the Louisiana Gas Service acquisition in July 2001.

Operating income increased 18 percent for the nine months ended June 30, 2002 to $149.0 million from $126.0 million for the nine months ended June 30, 2001. The increase in operating income resulted primarily from the increase in gross profit and the income from our gas trading margin described above partially offset by an increase in operating expenses.

Miscellaneous expense decreased $0.5 million to $0.9 million for the nine months ended June 30, 2002 compared to $1.4 million for the nine months ended June 30, 2001. The primary reason for the decrease was due to an increase of $0.5 million in net recoveries related to our performance based-ratemaking mechanisms and the recognition of $0.5 million related to a large industrial contract we received during 2002 partially offset by a reduction in our equity earnings of Heritage Propane Partners, LLC.

Interest expense increased $13.0 million, or 42 percent, for the nine months ended June 30, 2002 compared with the nine months ended June 30, 2001 due primarily to the interest expense on the $350.0 million debt offering in May 2001.

Net income increased for the nine months ended June 30, 2002 by $1.7 million to $65.3 million from $63.6 million for the nine months ended June 30, 2001. This increase in net income resulted primarily from the increase in operating income partially offset by the increase in interest expense discussed above.

Quantitative and Qualitative Disclosures about Market Risk

For a summary of our risk management and trading activities, see "Risk Management and Trading Activities" under "Financial Condition". There have been no significant changes in our other market risks since September 30, 2001.

UTILITY AND NON-REGULATED OPERATING DATA

Our utility business is composed of our five regulated utility divisions: Atmos Energy Louisiana Gas Division, Energas Division, Greeley Gas Division, United Cities Gas Division, Western Kentucky Gas Division and Shared Services. Beginning October 1, 2002, we will use the name Atmos Energy Corporation to identify all of our utility divisions. The non-regulated business includes gas marketing and energy management services, operation of natural gas storage fields, construction and operation of electrical power generating plants and associated facilities and non-regulated industrial sales. The following tables of operating statistics summarizes data of the utility and non-regulated segments for the three-month and nine month periods ended June 30, 2002 and 2001. Heating degree days are presented as adjusted for weather-normalized operations. Prior periods have been adjusted to reflect current period presentation. For further information regarding operating results of the segments, see Note 6 of notes to condensed consolidated financial statements.

                            ATMOS ENERGY CORPORATION
                        CONSOLIDATED OPERATING STATISTICS

                                                           Three months ended
                                                                June 30
                                                        -------------------------
                                                           2002            2001
                                                        ---------       ---------
HEATING DEGREE DAYS
    Actual, adjusted for WNA (weighted average)               258             240
    Percent of normal                                          96%             90%

SALES VOLUMES - MMcf (1)
    Residential                                             9,344           7,535
    Commercial                                              4,956           4,047
    Public authority and other                                727             732
    Industrial (including agricultural)                     7,327           5,399
                                                        ---------       ---------
      Total                                                22,354          17,713
Transportation volumes - MMcf (1)                          14,309          13,936
                                                        ---------       ---------
Total throughput - MMcf (1)                                36,663          31,649
                                                        =========       =========
OPERATING REVENUES (000's)
Gas sales revenues
    Residential                                         $  80,029       $  80,348
    Commercial                                             33,956          37,091
    Public authority and other                              4,223           5,890
    Industrial (including agricultural)                    31,997          31,331
                                                        ---------       ---------
      Total gas sales revenues                            150,205         154,660
Transportation revenues                                     8,538           5,099
Other revenues                                              3,057           4,501
                                                        ---------       ---------
Total operating revenues                                $ 161,800       $ 164,260
                                                        =========       =========
Cost of gas (excluding non-regulated)                   $  89,088       $ 102,503
                                                        =========       =========

Average gas sales revenues per Mcf                      $    6.72        $   8.73
Average transportation revenue per Mcf                  $     .60        $    .37
Average cost of gas per Mcf sold                        $    3.99        $   5.79

(1) Volumes are reported as metered in million cubic feet (MMcf).

                            ATMOS ENERGY CORPORATION
                        CONSOLIDATED OPERATING STATISTICS

                                                           Nine months ended
                                                                June 30
                                                        -------------------------
                                                           2002            2001
                                                        ---------       ---------
METERS IN SERVICE, end of period
    Residential                                         1,246,111         972,982
    Commercial                                            122,414         105,163
    Public authority and other                              7,342           7,444
    Industrial (including agricultural)                    12,949          13,317
                                                       ----------      ----------
      Total meters                                      1,388,816       1,098,906
                                                       ==========      ==========
HEATING DEGREE DAYS
    Actual, adjusted for WNA (weighted average)             3,351           4,090
    Percent of normal                                          95%            115%

SALES VOLUMES - MMcf (1)
    Residential                                            71,634          72,835
    Commercial                                             31,696          32,565
    Public authority and other                              5,372           6,352
    Industrial (including agricultural)                    18,062          20,488
                                                       ----------      ----------
      Total                                               126,764         132,240
Transportation volumes - MMcf (1)                          49,560          46,837
                                                       ----------      ----------
Total throughput - MMcf (1)                               176,324         179,077
                                                       ==========      ==========
OPERATING REVENUES (000's)
Gas sales revenues
    Residential                                        $  476,019      $  724,452
    Commercial                                            192,297         309,365
    Public authority and other                             28,585          54,760
    Industrial (including agricultural)                    76,851         147,541
                                                       ----------      ----------
      Total gas sales revenues                            773,752       1,236,118
Transportation revenues                                    28,631          20,215
Other revenues                                             10,240          25,830
                                                       ----------      ----------
Total operating revenues                               $  812,623      $1,282,163
                                                       ==========      ==========
Cost of gas (excluding non-regulated)                  $  480,693      $  961,887
                                                       ==========      ==========

Average gas sales revenues per Mcf                     $     6.10      $     9.35
Average transportation revenue per Mcf                 $      .58      $      .43
Average cost of gas per Mcf sold                       $     3.79      $     7.27

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

         The certifications pursuant to 18 U.S.C. Section 1350 by the Company's Chief Executive Officer and Chief Financial Officer, furnished as Exhibits 99.1 and 99.2, respectively, to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

         (b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ATMOS ENERGY CORPORATION
                                                       (Registrant)



Date:  August 14, 2002                          By: /s/ F.E. MEISENHEIMER
                                                    ---------------------
                                                    F.E. Meisenheimer
                                              Vice President and Controller
                                                (Chief Accounting Officer
                                              and duly authorized signatory)

                                 EXHIBITS INDEX
                                    Item 6(a)

     EXHIBIT                                                                  PAGE
     NUMBER                       DESCRIPTION                                NUMBER
     -------                      -----------                                ------
      10.1      Uncommitted Amended and Restated Credit Agreement,
                dated to be effective July 1, 2002, among Woodward
                Marketing, L.L.C., Fortis Capital Corp., BNP Paribas and
                the other financial institutions which may become
                parties hereto

      10.2      364-Day Revolving Credit Agreement, dated as of
                July 31, 2002, among Atmos Energy Corporation, Bank
                One, NA, Wachovia Bank, National Association,
                Suntrust Bank, CoBank ACB and Societe Generale,
                New York Branch

       12       Computation of ratio of earnings to fixed charges

       15       Letter regarding unaudited interim financial information

      99.1      Certification Pursuant to 18 U.S.C. Section 1350 as
                Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002 by the Company's Chief
                Executive Officer*

      99.2      Certification Pursuant to 18 U.S.C. Section 1350 as
                Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002 by the Company's Chief
                Financial Officer*


----------
* These certifications pursuant to 18 U.S.C. Section 1350 by the Company's Chief Executive Officer and Chief Financial Officer, furnished as Exhibits
     99.1 and 99.2, respectively, to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.