Form 10-K
period 2002-09-30
ATMOS ENERGY CORP
filed 2002-11-22
CIK 731802

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

           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $853,523,154 as of October 31, 2002. On October 31, 2002 the registrant had 41,731,717 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Definitive Proxy Statement to be filed for the Annual Meeting of Shareholders on February 12, 2003 are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     The terms "we," "our," "us," "Atmos" and "Atmos Energy" refer to Atmos Energy Corporation and its subsidiaries, unless the context suggests otherwise. The abbreviations "Mcf," "MMcf" and "Bcf" mean thousand cubic feet, million cubic feet and billion cubic feet.

ITEM 1.  BUSINESS

OPERATIONS

     Atmos Energy Corporation and its subsidiaries are engaged primarily in the natural gas utility business as well as certain non-regulated businesses. We distribute natural gas through sales and transportation arrangements to approximately 1.4 million residential, commercial, public authority and industrial customers through our five regulated utility divisions. Effective in December 2002, our customer base will increase to approximately 1.7 million. See "Recent Developments." Our five utility operating divisions cover service areas located in Colorado, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Missouri, Tennessee, Texas and Virginia. In addition, we transport natural gas for others through our distribution system.

     Prior to October 1, 2002, our five operating divisions were named Greeley Gas Company with operations in Colorado, Kansas and a portion of Missouri; Western Kentucky Gas Company with operations in Kentucky; Atmos Energy Louisiana Gas Company with operations in Louisiana; United Cities Gas Company with operations in Georgia, Illinois, Iowa, our remaining Missouri operations, Tennessee and Virginia; and Energas Company with operations in Texas. Effective October 1, 2002, we united our utility operations under the Atmos Energy brand. Our former Greeley Gas Company operations are now conducted under the name Atmos Energy Colorado-Kansas Division; our former Western Kentucky Gas Company operations are now conducted under the name Atmos Energy Kentucky Division; our former Atmos Energy Louisiana Gas Company operations are now conducted under the name Atmos Energy Louisiana Division; our former United Cities Gas Company operations are now conducted under the name Atmos Energy Mid-States Division; and our former Energas Company operations are now conducted under the name Atmos Energy Texas Division.

     We provide natural gas storage services and own or hold an interest in natural gas storage fields in Kansas, Kentucky and Louisiana to supplement natural gas used by customers in Kansas, Kentucky, Tennessee, Louisiana and other states. We also provide energy management and gas marketing services to industrial customers, municipalities and other local distribution companies. We also provide electrical power generation to meet peak load demands for municipalities and industrial customers. In addition, we market natural gas to industrial and agricultural customers primarily in west Texas and to industrial customers in Louisiana.

FORMATION

     We were organized under the laws of Texas in 1983 as Energas Company, a subsidiary of Pioneer Corporation, for the purposes of owning and operating Pioneer's natural gas distribution business in Texas. Immediately following the transfer by Pioneer to Energas of its gas distribution business, which Pioneer and its predecessors had operated since 1906, Pioneer distributed our outstanding stock to its shareholders. In September 1988, we changed our name from Energas Company to Atmos Energy Corporation. As a result of the merger with United Cities Gas Company in July 1997, we also became incorporated in Virginia.

RECENT DEVELOPMENTS

     Pending acquisition of Mississippi Valley Gas Company. In September 2001, we entered into a definitive agreement to acquire Mississippi Valley Gas Company, a privately held natural gas utility, for $75.0 million cash and $75.0 million of Atmos common stock. In addition, we will repay outstanding long-term debt of Mississippi Valley Gas of approximately $45.0 million. Mississippi Valley Gas provides natural gas distribution service to approximately 261,500 residential, commercial, industrial and other customers located primarily in the northern and central regions of Mississippi. Mississippi Valley Gas has a 5,500 mile distribution system and 335 miles of intrastate pipeline. It also has two underground storage facilities with 2.05 Bcf of working gas capacity. On October 31, 2002, we announced that we had received approval from the

Mississippi Public Service Commission to acquire Mississippi Valley Gas. The transaction had previously received federal regulatory approval and approvals from the six other state utility commissions that required approval. We expect to close the acquisition in December 2002.

     Louisiana Regulatory Actions. In January and February 2002, our Louisiana division submitted its 2001 Rate Stabilization filings to the Louisiana Public Service Commission for the two gas systems we operate in Louisiana. Recently completed audits by the Louisiana Public Service Commission of these filings found our earnings to be deficient and that rate adjustments were appropriate. Approved tariff revisions, which became effective November 1, 2002, will result in $15.8 million in additional revenue per year during the first 24-month period. Subsequent to the first 24-month period, adjusted rates will provide $12.2 million in total annual revenue increases. As a result of the actions taken by the Louisiana Public Service Commission, Atmos Energy has decreased its overall weather sensitivity in Louisiana.

     Atmos Power Systems, Inc. constructs power plant. In September 2002, Atmos Power Systems, Inc., a subsidiary of Atmos Energy Holdings, Inc. completed construction of a 20-megawatt natural gas fueled power plant in Tennessee which was placed in operation in October 2002. The plant provides an interruptible electric rate while reducing annual energy costs. Power is directly connected to the customer's substation. The customer has leased the facility for a 10-year period with an option to purchase the plant after the fifth year of the lease. Capital expenditures for construction and related costs totaled $8.5 million. Woodward Marketing, L.L.C., a subsidiary of Atmos Energy Marketing, LLC, has entered into a contract to supply natural gas to the facility.

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

     We are running our operations efficiently by:

     - managing our operating and maintenance expenses,

     - leveraging our technology, such as our 24-hour call center, to achieve more efficient operations,

     - focusing on regulatory rate proceedings to increase revenue,

     - mitigating weather-related risks through weather normalized rates in some jurisdictions and purchasing weather insurance in others, and

     - disposing of non-growth assets.

     We are growing our non-utility operations by:

     - increasing our non-regulated gas sales, and

     - growing such non-utility businesses as distributed electrical power generation.

     We are growing our utility business by acquiring natural gas operations, such as the pending acquisition of Mississippi Valley Gas Company.

     Our operations are divided into three segments, the utility segment, which includes our regulated natural gas distribution and sales operations; the natural gas marketing segment, which includes Atmos Energy Marketing, Woodward Marketing and Trans Louisiana Industrial Gas Company, Inc.; and our other non-utility segment, which includes all of our other non-utility operations.

UTILITY OPERATIONS SEGMENT OVERVIEW

     Our utility operations segment is operated through our five regulated natural gas divisions:

     - Atmos Energy Colorado-Kansas Division (formerly Greeley Gas Company),

     - Atmos Energy Kentucky Division (formerly Western Kentucky Gas Company),

     - Atmos Energy Louisiana Division (formerly Atmos Energy Louisiana Gas Company),

     - Atmos Energy Mid-States Division (formerly United Cities Gas Company), and

     - Atmos Energy Texas Division (formerly Energas Company).

     Atmos Energy Colorado-Kansas Division: Our Colorado-Kansas Division operates in Colorado, Kansas and a portion of Missouri and is regulated by each respective state's public service commission with respect to accounting, rates and charges, operating matters and the issuance of securities. We operate under terms of non-exclusive franchises granted by the various cities. At September 30, 2002 and 2001, our Colorado-Kansas Division had 216,980 and 212,484 utility meters in service. For the years ended September 30, 2002 and 2001, this division had total throughput of 33,554 and 37,797 MMcf.

     Atmos Energy Kentucky Division: Our Kentucky Division operates in Kentucky and is regulated by the Kentucky Public Service Commission, which regulates utility services, rates, issuance of securities and other matters. We operate in the various incorporated cities pursuant to non-exclusive franchises granted to us by these cities. Sales of natural gas for use as vehicle fuel in Kentucky are unregulated. We have been operating under a performance-based rate program since July 1998. We also have weather normalization adjustments to our rates in Kentucky. At September 30, 2002 and 2001, our Kentucky Division had 178,379 and 182,275 utility meters in service. For the years ended September 30, 2002 and 2001, this division had total throughput of 43,721 and 46,530 MMcf.

     Atmos Energy Louisiana Division: Our Louisiana Division includes the operations of the assets of Louisiana Gas Service Company acquired in July 2001 and our previously existing Trans La Division. Our Louisiana Division operates in Louisiana and is regulated by the Louisiana Public Service Commission, which regulates utility services, rates and other matters. In most of the areas in which we operate in Louisiana, we do so pursuant to a non-exclusive franchise granted by the governing authority of each area. Direct sales of natural gas to industrial customers in Louisiana, who use gas for fuel or in manufacturing processes, and sales of natural gas for vehicle fuel are exempt from regulation.

     In connection with its review of our acquisition of Louisiana Gas Service, the Louisiana Public Service Commission has approved a rate structure that requires us to share cost savings that resulted from the acquisition with the customers of Louisiana Gas Service. The shared cost savings will be the difference between operation and maintenance expense in any future year and the 1998 normalized expense for Louisiana Gas Service, indexed for inflation, annual changes in labor costs and customer growth. Beginning January 1, 2002, the customers are assured annual savings, which will be indexed for inflation, annual changes in labor costs and customer growth. The sharing mechanism will remain in place for 20 years subject to established modification procedures.

     The rates of Louisiana Gas Service are subject to a purchased gas adjustment clause that allows it to pass changes in gas costs on to its customers. In addition, on January 29, 2001, the Louisiana Public Service Commission approved a rate stabilization clause for Louisiana Gas Service for a three-year period beginning January 1, 2001. Under the rate stabilization clause, Louisiana Gas Service will be allowed to earn a return on equity within certain ranges that will be monitored on an annual basis. After the completion of the acquisition of Louisiana Gas Service, our Atmos Energy Louisiana Division also became subject to those clauses.

     Prior to our acquisition of the assets of Louisiana Gas Service Company, a division of Citizens Communications Company, in July 2001, Louisiana Gas Service Company was involved in a proceeding with the Louisiana Public Service Commission relating to past costs associated with the purchase of gas that it charged to its customers. Subsequent to our acquisition of the Louisiana Gas assets, we agreed to take responsibility for assuring the payment of refunds and/or credits to ratepayers that may arise from Citizens

Communications' past activities with respect to purchased gas costs. On April 10, 2002, the Louisiana Public Service Commission issued a Report of Proceedings in which it approved a Stipulation and Agreement between Citizens
Communications, Atmos and the Commission Staff. This Stipulation and Agreement resulted in no refunds being due to customers.

     In October 2002, Atmos received written notification from the Executive Secretary of the Louisiana Public Service Commission that he was asserting that a monthly facilities fee of approximately $0.6 million charged since July 2001 to Atmos by Trans Louisiana Gas Pipeline, Inc., a wholly-owned subsidiary of Atmos, pursuant to a contract between the parties, was excessive. The Executive Secretary asserted that all monthly facilities fees in excess of approximately $0.1 million from July 2001 should be refunded to ratepayers with interest.

     Atmos has responded to the Secretary and noted that it has previously made all required filings with the Commission fully disclosing the amount of the facilities fee. Atmos intends to file another petition seeking Commission approval of the facilities fee by the end of calendar year 2003 similar to that filed in 2001 but containing updated data. In the interim, Atmos is continuing to charge a facilities fee of approximately $0.6 million per month, as the Executive Secretary's correspondence does not constitute action of the Commission.

     The Louisiana Public Service Commission approved a rate stabilization clause for a three year period for our former Trans La Division beginning October 1, 1999. Under the rate stabilization clause, our former Trans La Division will be allowed to earn a return on equity within certain ranges that will be monitored on an annual basis.

     At September 30, 2002 and 2001, our Louisiana Division had 370,012 and 368,436 utility meters in service. For the years ended September 30, 2002 and 2001, this division had total throughput of 30,435 and 12,578 MMcf. The increase in throughput from 2001 to 2002 resulted from throughput from the Louisiana Gas Service assets which we purchased in July 2001.

     In January and February 2002, our Louisiana division submitted its 2001 Rate Stabilization filings to the Louisiana Public Service Commission for the two gas systems we operate in Louisiana. Recently completed audits by the Louisiana Public Service Commission of these filings found our earnings to be deficient and that rate adjustments were appropriate. Approved tariff revisions, which became effective November 1, 2002, will result in $15.8 million in additional revenue per year during the first 24-month period. Subsequent to the first 24-month period, adjusted rates will provide $12.2 million in total annual revenue increases. As a result of the actions taken by the Louisiana Public Service Commission, Atmos Energy has decreased its overall weather sensitivity in Louisiana.

     Atmos Energy Mid-States Division: Our Mid-States Division operates in Georgia, Illinois, Iowa, Missouri, Tennessee and Virginia. In each of these states, our rates, services and operations as a natural gas distribution company are subject to general regulation by each state's public service commission. We operate in each community, where necessary, under a franchise granted by the municipality for a fixed term of years. In Tennessee and Georgia, we have performance-based rates, which provide incentives for us to find ways to lower costs. Any cost savings are then shared with our customers. We also have weather normalization adjustments to our rates in Tennessee and Georgia. At September 30, 2002 and 2001, our Mid-States Division had 310,630 and 308,394 utility meters in service. For the years ended September 30, 2002 and 2001, this division had total throughput of 57,144 and 64,924 MMcf.

     Atmos Energy Texas Division: Our Texas Division operates in Texas. The governing body of each municipality we serve has original jurisdiction over all utility rates, operations and services within its city limits, except with respect to sales of natural gas for vehicle fuel and agricultural use. We operate pursuant to non-exclusive franchises granted by the municipalities we serve, which are subject to renewal from time to time. The Railroad Commission of Texas has exclusive appellate jurisdiction over all rate and regulatory orders and ordinances of the municipalities and exclusive original jurisdiction over rates and services to customers not located within the limits of a municipality. At September 30, 2002 and 2001, our Texas Division had 313,340 and 314,734 utility meters in service. For the years ended September 30, 2002 and 2001, this division had total throughput of 49,279 and 53,586 MMcf.

NATURAL GAS MARKETING SEGMENT OVERVIEW

     Our natural gas marketing and other non-utility segments have operations in 18 states and are organized under Atmos Energy Holdings, Inc.

     Atmos Energy Marketing, L.L.C. comprises our natural gas marketing segment. Woodward Marketing, L.L.C. and Trans Louisiana Industrial Gas Company, Inc. are wholly-owned subsidiaries of Atmos Energy Marketing. Atmos Energy Marketing provides a variety of natural gas management services to natural gas utility systems, municipalities and industrial natural gas consumers in several states and to our Colorado-Kansas, Kentucky, Louisiana and Mid-States divisions. These services consist primarily of the furnishing of natural gas supplies at fixed and market-based prices, load forecasting and management, gas storage and transportation services, peaking sales and balancing services and gas price hedging through the use of derivative products. In addition, Trans Louisiana Industrial Gas Company markets natural gas primarily to commercial customers in Louisiana. For the year ended September 30, 2002, Atmos Energy Marketing realized $49.0 million in gas trading margin from the sale of 273.8 Bcf of natural gas to its customers.

  ATMOS ENERGY MARKETING ACTIVITIES

     We acquired a 45 percent interest in Woodward Marketing in July 1997 as a result of the merger of Atmos and United Cities Gas Company, which had acquired that interest in May 1995. In April 2001, we acquired the 55 percent interest that we did not own from JD Woodward and others for 1,423,193 restricted shares of our common stock. Immediately following the acquisition, Mr. Woodward was elected as a Senior Vice President of Atmos in charge of all non-utility business activities, a position he has held since April 2001. Prior to that time, Mr. Woodward had not been an officer or employee of Atmos.

     The principal business of Atmos Energy Marketing, including the activities of Woodward Marketing and Trans Louisiana Industrial Gas, is the overall management of natural gas requirements for municipalities, local gas utility companies and industrial customers located primarily in the southeastern and midwestern United States. This business involves the sale of natural gas by Atmos Energy Marketing to its customers and the management of storage and transportation contracts for its customers under contracts generally having one to two-year terms. At September 30, 2002, Atmos Energy Marketing had a total of 101 municipal customers and 641 industrial customers. Atmos Energy Marketing also sells natural gas to certain of its industrial customers on a delivered burner tip basis under contract terms from 30 days to two years. In addition, Atmos Energy Marketing supplies our regulated operations with a portion of our natural gas requirements on a competitive bid basis. Any mark-to-market gains or losses on these affiliate contracts are eliminated.

     In the management of natural gas requirements for municipal and other local utilities, Atmos Energy Marketing sells physical natural gas to those customers for future delivery and manages the associated price risk through the use of gas futures, forwards, over-the-counter and exchange-traded options, and swap contracts with counterparties. These financial contracts are marked-to-market at the daily close of business. Atmos Energy Marketing links gas derivatives to physical delivery of natural gas and typically balances its derivatives positions at the end of each trading day. Over-the-counter swap agreements require Atmos Energy Marketing to receive or make payments based on the difference between a fixed price and the market price of natural gas on the settlement date. Atmos Energy Marketing uses these futures and swaps to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas, which are also carried on a mark-to-market basis. Mark-to-market accounting refers to the measurement of contracts at fair value determined at the balance sheet date with any gains and losses included in earnings. Options held to manage price risk provide the right, but not the requirement, to buy or sell energy commodities at a fixed price. Atmos Energy Marketing uses options to manage margins and to limit overall price risk exposure. At any point in time, Atmos Energy Marketing may not have completely hedged its price risk on these activities.

     Energy related services provided by Atmos Energy Marketing include the sale of natural gas to its various customer classes and management of transportation and storage assets and inventories. More specifically, energy services include contract negotiation and administration, load forecasting, storage acquisition, natural gas purchase and delivery and capacity utilization strategies. In providing these services, Atmos Energy Marketing generates income from its utility, municipal and industrial customers through negotiated prices based on the volume of gas supplied to the customer. Atmos Energy Marketing also generates income by taking advantage of the difference between near-term gas prices and prices for future delivery as well as the daily movement of gas prices by utilizing storage and transportation capacity that it controls.

     Prior to May 2002, Atmos Energy Marketing engaged in limited financial trading for speculative purposes. Financial trading involves utilizing financial instruments (futures, options, swaps, etc.) to hedge natural gas prices or to take a position in the market based on anticipated price movement. In some prior years, Atmos Energy Marketing experienced losses in its financial speculative trading business. Effective in May 2002, Atmos Energy Marketing's financial trading for speculative purposes was discontinued. Atmos Energy Marketing will continue its financial trading for hedging (risk management purposes) related to its physical trading positions. With regard to its physical trading business, Atmos Energy Marketing does engage in limited speculative natural gas trading for its own account primarily related to its storage activity, subject to a risk management policy established by Atmos' management which limits the level of trading loss to a maximum of 25 percent of the budgeted annual operating income of Atmos Energy Holdings. Physical trading involves utilizing physical assets (storage and transportation) to sell and deliver gas to customers or to take a position in the market based on anticipated price movement. Compliance with such risk management policy is monitored on a daily basis. In addition, Woodward Marketing's bank credit facility limits trading positions that are not closed at the end of the day (open positions) to 5.0 Bcf of natural gas. At September 30, 2002, Atmos Energy Marketing's net open positions in its trading operations totaled 1.9 Bcf. Atmos Energy Marketing's open trading positions are monitored on a daily basis but are not required to be closed if they remain within the limits set by the bank loan agreement. In addition to the price risk of any net open position at the end of each trading day, the financial exposure that results from intra-day fluctuations of gas prices constitutes a risk of loss since the price of natural gas purchased or sold for future delivery at the beginning of the day may not be hedged until later in the day.

     Financial instruments, which subject Atmos Energy Marketing to counterparty risk, consist primarily of financial instruments arising from trading and risk management activities and overnight repurchase agreements that are not insured. Counterparty risk is the risk of loss from nonperformance by financial counterparties to a contract. Exchange-traded future and option contracts are generally guaranteed by the exchanges.

     Atmos Energy Marketing's operations are concentrated in the natural gas industry, and its customers and suppliers may be subject to economic risks affecting that industry.

     From time to time, Woodward Marketing borrows money to fund its natural gas purchases and to fulfill its obligations to maintain deposit accounts with its counterparties. See Note 3 of notes to consolidated financial statements.

OTHER NON-UTILITY SEGMENT OVERVIEW

     - Atmos Pipeline and Storage, L.L.C. Atmos Pipeline and Storage owns or has an interest in underground storage fields in Kansas, Kentucky and Louisiana and provides storage services to our Colorado-Kansas, Mid-States and Louisiana divisions and to other non-utility customers. Our total storage capacity is approximately 26.1 Bcf. Atmos Pipeline and Storage also provides transportation services to our utility operations in Louisiana.

     - Atmos Power Systems, Inc. Atmos Power Systems constructs and operates electrical power generating plants and associated facilities. Atmos Power Systems may also enter into agreements to either lease or sell such plants.

OPERATING STATISTICS

     The following table shows our consolidated operating statistics for each of the five fiscal years from 1998 through 2002. It is followed by three additional tables that show utility sales and statistical data by division for 2002 and 2001 and our non-utility sales and statistical data for the same periods. Certain prior year amounts have been reclassified to conform with the current year presentation.

                            ATMOS ENERGY CORPORATION

                       CONSOLIDATED OPERATING STATISTICS

                                                        YEAR ENDED SEPTEMBER 30
                                     --------------------------------------------------------------
                                        2002         2001         2000         1999         1998
                                     ----------   ----------   ----------   ----------   ----------
METERS IN SERVICE, end of year
  Residential......................   1,247,247    1,243,625      970,873      919,012      889,074
  Commercial.......................     122,156      122,274      104,019       98,268       94,302
  Industrial (including
    agricultural)..................      12,694       13,020       14,259       14,329       16,322
  Public authority and other.......       7,244        7,404        7,448        6,386        4,834
                                     ----------   ----------   ----------   ----------   ----------
         Total meters..............   1,389,341    1,386,323    1,096,599    1,037,995    1,004,532
  Propane customers(1).............          --           --           --       39,539       37,400
                                     ----------   ----------   ----------   ----------   ----------
         Total.....................   1,389,341    1,386,323    1,096,599    1,077,534    1,041,932
                                     ==========   ==========   ==========   ==========   ==========
HEATING DEGREE DAYS(2)
  Actual (weighted average)........       3,368        4,124        2,096        3,374        3,799
  Percent of normal................          94%         115%          82%          85%          95%
SALES VOLUMES -- MMcf
  Residential......................      77,386       79,000       63,285       67,128       73,472
  Commercial.......................      35,796       36,922       30,707       31,457       36,083
  Industrial (including
    agricultural)..................      26,431       33,730       38,687       35,741       44,881
  Public authority and other.......       5,875        6,892        5,520        5,793        4,937
                                     ----------   ----------   ----------   ----------   ----------
         Total sales volumes.......     145,488      156,544      138,199      140,119      159,373
Transportation volumes -- MMcf.....      63,053       61,230       59,365       55,468       56,224
                                     ----------   ----------   ----------   ----------   ----------
TOTAL THROUGHPUT -- MMcf...........     208,541      217,774      197,564      195,587      215,597
                                     ==========   ==========   ==========   ==========   ==========
PROPANE -- Gallons (000's)(1)......          --           --       19,329       22,291       23,412
                                     ==========   ==========   ==========   ==========   ==========
OPERATING REVENUES (000's)
Gas sales revenues
  Residential......................  $  535,981   $  788,902   $  405,552   $  349,691   $  410,538
  Commercial.......................     221,728      342,945      176,712      144,836      184,046
  Industrial (including
    agricultural)..................     112,172      208,168      171,447      117,382      161,382
  Public authority and other.......      31,731       58,539       27,198       22,330       20,504
                                     ----------   ----------   ----------   ----------   ----------
         Total gas sales
            revenues...............     901,612    1,398,554      780,909      634,239      776,470
Transportation revenues............      36,591       28,668       23,610       23,101       23,971
Other gas revenues.................      11,258       10,925        4,674        4,500        8,121
                                     ----------   ----------   ----------   ----------   ----------
         Total gas revenues........     949,461    1,438,147      809,193      661,840      808,562
Propane revenues(1)................          --           --       22,550       22,944       29,091
Other revenues.....................       1,388        4,128       18,409        5,412       10,555
                                     ----------   ----------   ----------   ----------   ----------
         Total operating
            revenues...............  $  950,849   $1,442,275   $  850,152   $  690,196   $  848,208
                                     ==========   ==========   ==========   ==========   ==========
AVERAGE SALES PRICE/Mcf............  $     6.20   $     8.93   $     5.65   $     4.53   $     4.87
AVERAGE COST OF GAS/Mcf SOLD.......        3.81         6.83         3.79         2.79         3.24
AVERAGE TRANSPORTATION
  REVENUES/Mcf.....................         .58          .47          .40          .42          .43

                     See footnotes following these tables.

                            ATMOS ENERGY CORPORATION

               UTILITY SALES AND STATISTICAL DATA BY DIVISION(3)

                                                   YEAR ENDED SEPTEMBER 30, 2002
                              ------------------------------------------------------------------------
                              COLORADO-
                               KANSAS     KENTUCKY   LOUISIANA   MID-STATES    TEXAS     TOTAL UTILITY
                              ---------   --------   ---------   ----------   --------   -------------
METERS IN SERVICE, at end of
  year
  Residential...............   196,320     158,296    346,369      273,166     273,096     1,247,247
  Commercial................    18,602      18,017     22,709       35,925      26,903       122,156
  Industrial................       464         409         --          729      11,092        12,694
  Public authority and
     other..................     1,594       1,657        934          810       2,249         7,244
                              --------    --------   --------     --------    --------    ----------
          Total.............   216,980     178,379    370,012      310,630     313,340     1,389,341
                              ========    ========   ========     ========    ========    ==========
HEATING DEGREE DAYS(2)
  Actual....................     5,373       4,346      1,543        3,644       3,259         3,368
  Percent of normal.........        95%        100%        90%          94%         92%           94%
SALES VOLUMES -- MMcf(4)
  Residential...............    15,660      10,802     15,117       16,245      19,562        77,386
  Commercial................     5,948       4,611      6,442       11,599       7,196        35,796
  Industrial................     1,839       1,931         --        8,658      13,059        25,487
  Public authority and
     other..................     1,190       1,314        847          287       2,237         5,875
                              --------    --------   --------     --------    --------    ----------
          Total.............    24,637      18,658     22,406       36,789      42,054       144,544
TRANSPORTATION
  VOLUMES -- MMcf(4)........     8,917      25,063      8,029       20,355       7,225        69,589
                              --------    --------   --------     --------    --------    ----------
TOTAL THROUGHPUT
  -- MMcf(4)................    33,554      43,721     30,435       57,144      49,279       214,133
                              ========    ========   ========     ========    ========    ==========
OTHER STATISTICS
  Operating revenues
     (000's)................  $154,718    $138,772   $188,092     $257,305    $198,639    $  937,526
  Miles of pipe.............     6,454       3,794      7,951        7,637      13,321        39,157
  Employees(5)..............       271         245        457          461         332         1,766

                     See footnotes following these tables.

                            ATMOS ENERGY CORPORATION

               UTILITY SALES AND STATISTICAL DATA BY DIVISION(3)

                                                   YEAR ENDED SEPTEMBER 30, 2001
                              ------------------------------------------------------------------------
                              COLORADO-
                               KANSAS     KENTUCKY   LOUISIANA   MID-STATES    TEXAS     TOTAL UTILITY
                              ---------   --------   ---------   ----------   --------   -------------
METERS IN SERVICE, at end of
  year
  Residential...............   192,056     161,616    344,870      271,233     273,850     1,243,625
  Commercial................    18,376      18,602     22,650       35,518      27,128       122,274
  Industrial................       414         397         --          711      11,498        13,020
  Public authority and
     other..................     1,638       1,660        916          932       2,258         7,404
                              --------    --------   --------     --------    --------    ----------
          Total.............   212,484     182,275    368,436      308,394     314,734     1,386,323
                              ========    ========   ========     ========    ========    ==========
HEATING DEGREE DAYS(2)
  Actual....................     6,041       4,233      2,076        3,755       3,782         4,124
  Percent of normal.........       106%         98%       117%          97%        107%          115%
SALES VOLUMES -- MMcf(4)
  Residential...............    18,027      12,833      5,257       19,978      22,905        79,000
  Commercial................     6,845       5,669      2,448       13,968       7,992        36,922
  Industrial................     1,224       3,018         --       10,473       8,395        23,110
  Public authority and
     other..................     1,497       1,519        919          339       2,618         6,892
                              --------    --------   --------     --------    --------    ----------
          Total.............    27,593      23,039      8,624       44,758      41,910       145,924
TRANSPORTATION
  VOLUMES -- MMcf(4)........    10,204      23,491      3,954       20,166      11,676        69,491
                              --------    --------   --------     --------    --------    ----------
TOTAL THROUGHPUT --
  MMcf(4)...................    37,797      46,530     12,578       64,924      53,586       215,415
                              ========    ========   ========     ========    ========    ==========
OTHER STATISTICS
  Operating revenues
     (000's)................  $270,678    $237,047   $ 96,511     $464,498    $311,414    $1,380,148
  Miles of pipe.............     6,344       3,779      7,934        7,536      13,345        38,938
  Employees(5)..............       272         247        488          470         342         1,819

                  NATURAL GAS MARKETING AND OTHER NON-UTILITY
                        OPERATIONS AND STATISTICAL DATA

                                                              YEAR ENDED SEPTEMBER 30
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
OPERATIONS DATA (000's)
  Operating revenues........................................   $ 14,795     $ 64,116
  Gas trading margin........................................   $ 38,538     $    488
  Equity in earnings of Woodward Marketing, L.L.C.(6).......   $     --     $  8,062
  Net income................................................   $ 16,662     $  6,209
  Total assets..............................................   $313,376     $303,884
OTHER STATISTICS
  Customers:
     Industrial.............................................        641          531
     Municipal..............................................        101           68
  Employees.................................................         83           62

                     See footnotes following these tables.

     Notes to preceding tables:
---------------

(1) Prior to August 2000, propane revenues and expenses were fully consolidated. Subsequent to August 2000, the results of our propane operations are shown on the equity basis.

(2) A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to compare relative temperatures between one geographic area and another. Normal degree days are based on 30-year average National Weather Service data for selected locations. Degree day information for 2002 and 2001 is adjusted for service areas included in the Mid-States Division and the Kentucky Division which have weather normalized operations. Degree day information for 2000, 1999 and 1998 has not been adjusted for service areas with weather normalized operations as that information was not available.

(3) These tables present data for our five utility divisions. Their operations include the regulated local distribution companies located in their respective service areas. The operations of Louisiana Gas are included in our Louisiana Division since July 1, 2001, the date of acquisition.

(4) Utility sales volumes and revenues reflect utility segment operations, including intercompany sales and transportation amounts.

(5) The number of employees excludes 489 and 480 Atmos shared services and customer support center employees and 83 and 62 non-utility employees in 2002 and 2001.

(6) In April 2001, we completed our acquisition of the remaining 55 percent interest in Woodward Marketing that we did not already own. Subsequent to April 2001, the revenues and expenses of Woodward Marketing are now shown on a consolidated basis.

     We consider each division within our utility segment to be a reporting unit of the utility segment and not a separate reportable segment.

     The following table summarizes certain information regarding the operations of the utility, natural gas marketing and other non-utility segments of Atmos as of and for each of the three years ended September 30, 2002. The information is net of intersegment eliminations.

                                                     NATURAL GAS   OTHER NON-
                                         UTILITY      MARKETING     UTILITY       TOTAL
                                        ----------   -----------   ----------   ----------
                                                          (IN THOUSANDS)
2002
  Operating revenues..................  $  936,054    $    404      $ 14,391    $  950,849
  Gas trading margin..................          --      38,538            --        38,538
  Operating income....................     125,506      20,610         9,215       155,331
  Net income..........................      42,994      12,614         4,048        59,656
  Identifiable assets.................   1,666,845     242,340        71,036     1,980,221
2001
  Operating revenues..................  $1,378,159    $  7,946      $ 56,170    $1,442,275
  Gas trading margin..................          --         488            --           488
  Operating income (loss).............     127,980      (3,122)        5,423       130,281
  Net income..........................      49,881       2,551         3,658        56,090
  Identifiable assets.................   1,732,296     251,238        52,646     2,036,180
2000
  Operating revenues..................  $  734,835    $    929      $114,388    $  850,152
  Gas trading margin..................          --          --            --            --
  Operating income....................      77,207         155         7,954        85,316
  Net income..........................      22,459       5,344         8,115        35,918
  Identifiable assets.................   1,246,782      37,621        64,355     1,348,758

GAS SALES

     Our natural gas utility distribution business is seasonal and highly dependent on weather conditions in our service areas. Gas sales to residential and commercial customers are greater during the winter months than during the remainder of the year. The volumes of gas sales during the winter months will vary with the temperatures during these months. The seasonal nature of our sales to residential and commercial customers is partially offset by our sales in the spring and summer months to our agricultural customers in Texas, Colorado and Kansas who use natural gas to operate irrigation equipment.

     In addition to weather, our revenues are affected by the cost of natural gas and economic conditions in the areas that we serve. Higher gas costs, which we are generally able to pass through to our customers under purchased gas adjustment clauses, may cause customers to conserve, or, in the case of industrial customers, to use alternative energy sources.

     To protect against volatility in gas prices, we are hedging gas costs for the 2002-2003 heating season by using a combination of storage, financial hedges and fixed forward contracts to stabilize gas prices. For the 2002-2003 heating season, we have covered between 45 and 50 percent of our anticipated flowing gas requirements through storage and financial instruments. The gas hedges should help to moderate the effects of higher customer accounts receivable caused by potentially higher gas prices.

     We also have weather normalization adjustments in our rate jurisdictions in Tennessee, Georgia and Kentucky which protect against earnings volatility. We purchased a three-year weather insurance policy for our Texas and Louisiana operations commencing with the 2001-2002 heating season, with an option to cancel in the third year if we obtain weather protection in our rate structures. The policy covers the entire heating season of October through March. See "Weather and Seasonality" in Management's Discussion and Analysis of Operations.

     Our distribution systems have experienced aggregate peak day deliveries of approximately 2.0 Bcf per day. We have the ability to curtail deliveries to certain customers under the terms of interruptible contracts and applicable state statutes or regulations which enable us to maintain our deliveries to high priority customers. We have not imposed curtailment in our Texas Division since we began independent operations in 1983 or in our Louisiana Division since we acquired Trans Louisiana Gas Company in 1986 and Louisiana Gas Service in 2001. The Kentucky Division curtailed deliveries to certain interruptible customers during exceptionally cold periods in December 1989, January 1994 and during the winter of 1996. Neither the Colorado-Kansas Division nor its predecessor, Greeley Gas Company, has curtailed deliveries to its sales customers since prior to 1980. The Mid-States Division curtails interruptible service customers from time to time each year in accordance with the interruptible contracts and tariffs.

GAS SUPPLY

     We receive gas deliveries in our utility operations through 35 pipeline transportation companies, both interstate and intrastate, to satisfy our sales market requirements. The pipeline transportation agreements are firm and many of them have pipeline no-notice storage service which provides for daily balancing between system requirements and nominated flowing supplies. These agreements have been negotiated with the shortest term necessary while still maintaining our right of first refusal.

     The Kentucky Division's gas supply is delivered primarily by the following pipelines: Williams Pipeline-Texas Gas, Tennessee Gas, Trunkline, Midwestern Pipeline and ANR. During 2002, the Kentucky Division sought and was granted approval by the Kentucky Public Service Commission for a four year extension of its performance-based rate program which commenced in July 1998. Under the performance-based program, we and our customers jointly share in any actual gas cost savings achieved when compared to pre-determined benchmarks. We also have similar gas cost performance-based rate mechanisms in Georgia and Tennessee.

     Our Mid-States Division is served by 13 interstate pipelines. The majority of the volumes are transported through East Tennessee Pipeline, Southern Natural Gas, Tennessee Gas Pipeline and Columbia Gulf.

     Colorado Interstate Gas Company, Williams Pipeline-Central, Public Service Company of Colorado and Northwest Pipeline are the principal transporters of the Colorado-Kansas Division's requirements. Additionally, the Colorado-Kansas Division purchases substantial volumes from producers that are connected directly to its distribution system.

     Our Texas Division receives transportation service from ONEOK Pipeline. In addition, the Texas Division purchases a significant portion of its supply from Pioneer Natural Resources which is connected directly to our Amarillo, Texas distribution system.

     Louisiana Intrastate Gas Company, Acadian Pipeline, Gulf South and Williams Pipeline-Texas Gas pipelines deliver most of the Louisiana Division's requirements.

     We also own or hold an interest in and operate numerous natural gas storage facilities in Kentucky, Kansas and Louisiana which are used to help meet customer requirements during peak demand periods and to reduce the need to contract for additional pipeline capacity to meet such peak demand periods. Additionally, we operate one propane plant and a liquefied natural gas plant for peak shaving purposes. We also contract for storage service in underground storage facilities on many of the interstate pipelines serving us. See "Item 2. Properties" below for further information regarding the peak shaving facilities.

     We normally inject gas into pipeline storage systems and company owned storage facilities during the summer months and withdraw it in the winter months. Our underground storage facilities in Kansas, Kentucky and Louisiana have a combined maximum daily output capability of approximately 266,000 Mcf.

     We purchase our gas supply from various producers and marketers. Supply arrangements are contracted on a firm basis with various terms at market prices. The firm supply consists of both base load and swing supply quantities. Base load quantities are those that flow at a constant level throughout the month and swing supply quantities provide the flexibility to change daily quantities to match increases or decreases in requirements related to weather conditions. Except for local production purchases, we select suppliers through a competitive bidding process by requesting proposals from suppliers that have demonstrated that they can provide reliable service. We select these suppliers based on their ability to deliver gas supply to our designated firm pipeline receipt points at the best cost. Major suppliers during fiscal 2002 were Reliant Energy, Pioneer Natural Resources, Duke Energy, our non-utility subsidiary Woodward Marketing, ONEOK Gas Marketing, BP Energy, Anadarko and Tenaska Marketing. We do not anticipate problems with obtaining additional gas supply as needed for our customers.

REGULATION

     Each of our utility divisions is regulated by various state or local public utility authorities. We are also subject to regulation by the United States Department of Transportation with respect to safety requirements in the operation and maintenance of our gas distribution facilities. Our distribution operations are also subject to various state and federal laws regulating environmental matters. From time to time we receive inquiries regarding various environmental matters. We believe that our properties and operations substantially comply with and are operated in substantial conformity with applicable safety and environmental statutes and regulations. There are no administrative or judicial proceedings arising under environmental quality statutes pending or known to be contemplated by governmental agencies which would have a material adverse effect on us or our operations. Our environmental claims have arisen out of manufactured gas plant sites in Tennessee and Missouri and mercury contamination sites in Kansas. See Note 5 of notes to consolidated financial statements.

RATES

     The method of determining regulated rates varies among the states in which our utility divisions operate. The regulators have the responsibility of ensuring that utilities under their jurisdiction operate in the best interests of customers while providing the utilities the opportunity to earn a reasonable return on investment. In a general rate case, the applicable regulatory authority, which is typically the state public utility commission, establishes a base margin, which is the amount of revenue authorized to be collected from customers to recover authorized operating expense (other than the cost of gas), depreciation, interest, taxes and return on rate base. The divisions in our utility operations segment perform annual deficiency studies for each rate jurisdiction to determine when to file rate cases.

     Substantially all of our sales to our customers fluctuate with the cost of gas that we purchase. Rates established by regulatory authorities are adjusted for increases and decreases in our purchased gas cost through purchased gas adjustment mechanisms. Purchased gas adjustment mechanisms provide gas utilities a method of recovering purchased gas costs on an ongoing basis without the necessity of a rate case addressing all of the utilities' non-gas costs. These mechanisms are commonly utilized when regulatory authorities recognize a particular type of expense, such as purchased gas costs, that (i) is subject to significant price fluctuations compared to the utility's other costs, (ii) represents a large component of the utility's cost of service and (iii) is generally outside the control of the gas utility. Such purchased gas adjustment mechanisms are not designed to allow the utility to earn a profit but are designed to allow a dollar-for-dollar recovery of fuel costs. Therefore, while our operating revenues may fluctuate, gross profit (which is defined as operating revenues less purchased gas cost) is generally not eroded or enhanced because of gas cost increases or decreases.

     Approximately 98 percent of our revenues in the fiscal year ended September 30, 2002, and approximately 96 percent of our revenues in fiscal 2001 were derived from sales at rates set by or subject to approval by local or state authorities. Generally, the regulatory authority reviews our rate request and establishes a rate structure intended to generate revenue sufficient to cover our costs of doing business and provide a reasonable return on invested capital.

     The following table sets forth major rate requests that we or other parties have made during the most recent five years and the action taken on such requests.

                                                                                AMOUNT
                                                       EFFECTIVE    AMOUNT     RECEIVED
JURISDICTION                                             DATE      REQUESTED   (REDUCED)
------------                                           ---------   ---------   ---------
                                                                (IN THOUSANDS)
Texas
  West Texas System..................................  12/01/00     $ 9,827     $ 3,011
  Amarillo System....................................  01/01/00       4,354       2,200
Louisiana
  Trans La System....................................  11/01/02          --         364(a)
  LGS System.........................................  11/01/02          --      11,890(b)
Kentucky.............................................  12/21/99      14,127       9,900(c)
Colorado.............................................  01/21/98          --      (1,600)(d)
                                                       05/04/01       4,200       2,750
Iowa.................................................  03/05/01          --        (326)(e)
Illinois.............................................  10/23/00       2,100       1,367
Virginia.............................................  10/01/98          --        (248)(f)
                                                       04/01/01       2,100        (534)

---------------

(a) The Louisiana Public Service Commission approved, in October 1999, a rate stabilization clause for three years for our former Trans La Division. The rate stabilization clause will allow the Trans La system to earn a return on equity within certain ranges that will be monitored on an annual basis. In 2002, we submitted our 2001 rate stabilization filing and received tariff revisions which resulted in an increase in annual revenues of $0.5 million during the first 24-month period. Subsequent to the first 24-month period, adjusted rates will provide an increase in annual revenues of $0.4 million.
(b) On January 29, 2001, the Louisiana Public Service Commission approved a rate stabilization clause for our LGS system for a three-year period beginning January 1, 2001. Under the rate stabilization clause, our LGS system will be allowed to earn a return on equity within certain ranges that will be monitored on an annual basis. In 2002, we submitted our 2001 rate stabilization filing and received tariff revisions which resulted in an increase in annual revenues of $15.3 million during the first 24-month period. Subsequent to the first 24-month period, adjusted rates will provide an increase in annual revenues of $11.9 million.

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

COMPETITION

     Our utility operations are not currently in significant direct competition with any other distributors of natural gas to residential and commercial customers within our service areas. However, we do compete with other natural gas suppliers and suppliers of alternative fuels for sales to industrial and agricultural customers. We compete in all aspects of our business with alternative energy sources, including, in particular, electricity. Competition for residential and commercial customers is increasing. Promotional incentives, improved equipment efficiencies and promotional rates all contribute to the acceptability of electrical equipment. Electric utilities offer electricity as a rival energy source and compete for the space heating, water heating and cooking markets. The principal means to compete against alternative fuels is lower prices, and natural gas historically has maintained its price advantage in the residential, commercial and industrial markets. In addition, our Natural Gas Marketing segment competes with other natural gas brokers in obtaining natural gas supplies for customers.

EMPLOYEES

     At September 30, 2002, we had 2,338 employees, consisting of 2,255 employees in our utility segment and 83 employees in our other segments. See "Utility Sales and Statistical Data by Division" for the number of employees by division.

ITEM 2.  PROPERTIES

     We own an aggregate of 39,157 miles of underground distribution and transmission mains throughout our gas distribution systems. These mains are located on easements or rights-of-way which generally provide for perpetual use. We maintain our mains through a program of continuous inspection and repair and believe that our system of mains is in good condition. We also own and operate one propane peak shaving plant with a total capacity of approximately 180,000 gallons that can produce an equivalent of approximately 3,300 Mcf daily. We own a liquefied natural gas storage facility with a capacity of 500,000 Mcf which can inject a daily volume of 30,000 Mcf into the system, as well as underground storage fields, as discussed below, that are used to supplement the supply of natural gas in periods of peak demand.

     We have seven underground gas storage facilities in Kentucky and four in Kansas. We own a 25 percent interest in a gas storage facility in Napoleonville, Louisiana. This gas storage facility is operated by Acadian Gas Pipeline System who also owns the remaining 75 percent interest. Our 25 percent usable capacity is 364,782 Mcf. In addition to the usable capacity, we maintain 332,917 Mcf of cushion gas to maintain reservoir pressure. The Napoleonville facility has a maximum daily delivery capability of approximately 56,000 Mcf. We also have a contract through March 2003 with Bridgeline Gas Distribution L.L.C. for 250,000 Mcf of usable storage capacity in a storage facility in Sorrento, Louisiana. The Sorrento facility has a maximum daily delivery capability of approximately 25,000 Mcf.

     Our total storage capacity is approximately 26.1 Bcf. However, approximately 12.3 Bcf of gas in the storage facilities must be retained as cushion gas to maintain reservoir pressure. The maximum daily delivery capability of these storage facilities is approximately 266,000 Mcf.

     Substantially all of our properties in our Colorado-Kansas Division and Mid-States Division with net book values of approximately $184.8 million and $328.8 million are subject to liens under First Mortgage Bonds assumed in our acquisitions of Greeley Gas Company and United Cities Gas Company. At September 30, 2002, the liens collateralized $17.0 million of outstanding 9.4 percent Series J First Mortgage Bonds due May 1, 2021, and $86.6 million of outstanding Series P, Q, R, T, U and V First Mortgage Bonds due at various dates from 2004 through 2022.

     Our administrative offices are consolidated in Dallas, Texas under one lease. We also maintain field offices throughout our distribution system, the majority of which are located in leased facilities. Our non-utility operations are headquartered in Houston, Texas, with offices in Houston and other locations, primarily in leased facilities.

     Net property, plant and equipment at September 30, 2002 included approximately $1,223.9 million for utility, $9.9 million for natural gas marketing and $66.5 million for other non-utility.

     We hold franchises granted by the incorporated cities and towns that we serve. At September 30, 2002, we held 555 such franchises having terms generally ranging from five to 25 years. We believe that each of our franchises will be renewed.

ITEM 3.  LEGAL PROCEEDINGS

     See Note 5 of notes to consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of September 30, 2002, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

                                     YEARS OF
NAME                           AGE   SERVICE                 OFFICE CURRENTLY HELD
----                           ---   --------                ---------------------
Robert W. Best...............  55        5      Chairman, President and Chief Executive Officer
John P. Reddy................  49        4      Senior Vice President and Chief Financial
                                                Officer
R. Earl Fischer..............  63       40      Senior Vice President, Utility Operations
JD Woodward III..............  52        1      Senior Vice President, Non-Utility Operations
Louis P. Gregory.............  47        2      Senior Vice President and General Counsel
Wynn D. McGregor.............  49       14      Vice President, Human Resources

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

     R. Earl Fischer was named Senior Vice President, Utility Operations in May 2000. He previously served the Company as President of the Texas Division from January 1999 to April 2000 and as President of the Kentucky Division from February 1989 to December 1998.

     JD Woodward was named Senior Vice President, Non-Utility Operations in April 2001. Prior to joining the Company, Mr. Woodward was President of Woodward Marketing, L.L.C. from January 1995 to March 2001.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our stock trades on the New York Stock Exchange under the trading symbol "ATO." The high and low sale prices and dividends paid per share of our common stock for fiscal 2002 and 2001 are listed below. The high and low prices listed are the actual closing NYSE quotes for shares of our common stock.

                                                                              DIVIDENDS
                                                             HIGH     LOW       PAID
                                                            ------   ------   ---------
FISCAL YEAR 2002
  Quarter ended:
     December 31..........................................  $22.10   $19.46     $.295
     March 31.............................................   24.20    20.26      .295
     June 30..............................................   24.46    21.25      .295
     September 30.........................................   22.75    18.37      .295
                                                                                -----
                                                                                $1.18
                                                                                =====

                                                                              DIVIDENDS
                                                             HIGH     LOW       PAID
                                                            ------   ------   ---------
FISCAL YEAR 2001
  Quarter ended:
     December 31..........................................  $26.25   $19.31     $.290
     March 31.............................................   25.25    21.50      .290
     June 30..............................................   24.46    21.45      .290
     September 30.........................................   23.64    19.79      .290
                                                                                -----
                                                                                $1.16
                                                                                =====

     See Note 3 of notes to consolidated financial statements for restriction on payment of dividends. The number of record holders of our common stock on September 30, 2002 was 28,829.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements included herein. All income was from continuing operations.

                                                   YEAR ENDED SEPTEMBER 30
                                --------------------------------------------------------------
                                   2002         2001         2000         1999         1998
                                ----------   ----------   ----------   ----------   ----------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues............  $  950,849   $1,442,275   $  850,152   $  690,196   $  848,208
                                ==========   ==========   ==========   ==========   ==========
Net income....................  $   59,656   $   56,090   $   35,918   $   17,744   $   55,265
                                ==========   ==========   ==========   ==========   ==========
Diluted net income per
  share.......................  $     1.45   $     1.47   $     1.14   $      .58   $     1.84
                                ==========   ==========   ==========   ==========   ==========
Cash dividends paid per
  share.......................  $     1.18   $     1.16   $     1.14   $     1.10   $     1.06
                                ==========   ==========   ==========   ==========   ==========
Total assets at end of year...  $1,980,221   $2,036,180   $1,348,758   $1,230,537   $1,141,390
                                ==========   ==========   ==========   ==========   ==========
Long-term debt at end of
  year........................  $  670,463   $  692,399   $  363,198   $  377,483   $  398,548
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

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements contained in this Annual Report on Form 10-K may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company's documents or oral presentations, the words "anticipate," "expect," "estimate," "plans," "believes," "objective," "forecast," "goal" or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company's strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: adverse weather conditions such as warmer than normal weather in the Company's service territories; national, regional and local economic conditions, including competition from other energy suppliers as well as alternative forms of energy; regulatory approvals, including the impact of rate proceedings before various state regulatory commissions; successful completion and integration of pending acquisitions; inflation and increased gas costs, including their effect on commodity prices for natural gas; increased competition; further deregulation or "unbundling" of the natural gas distribution industry; hedging and market risk activities and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, the Company undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

RATEMAKING ACTIVITY

     The following is a discussion of our ratemaking activity for rate cases that are currently pending as of September 30, 2002 or rate proceedings completed during the three years ended September 30, 2002.

     Results of our rate activity for the three years ended September 30, 2002 can be summarized as follows: no rate increases implemented in 2002, net annual rate increases totaling $6.4 million implemented in 2001 and net annual rate increase totaling $12.1 million in 2000.

     In August 1999, the Texas Division filed rate cases in its West Texas System cities and Amarillo, Texas, requesting rate increases of approximately $9.8 million and $4.4 million. The Texas Division received an increase in annual revenues of approximately $2.1 million in base rates plus an increase of $0.1 million in service charges in Amarillo, Texas, effective for bills rendered on or after January 1, 2000. The agreement with Amarillo also provided for changes in the rate structure to reduce the impact of warmer than normal weather and to improve the recovery of the actual cost of service calls. The Texas Division's request for an annual increase of approximately $9.8 million from the 67 cities served by its West Texas System was denied. In March 2000, this decision was appealed to the Railroad Commission of Texas. Subsequently, 59 cities representing approximately 58 percent of the Texas Division's customers ratified a non-binding Settlement Agreement. The Settlement Agreement capped the rate increase at $3.0 million and entitled the ratifying cities to accept a rate increase below $3.0 million in the event the Railroad Commission adopted a lesser increase for the non-ratifying cities. Eight cities declined to participate in the settlement and a hearing with the Railroad Commission was held in August 2000. In December 2000, the Railroad Commission approved an increase in annual revenues of approximately $3.0 million that covered all 67 cities served by the West Texas System effective December 1, 2000. In addition, the Railroad Commission approved a new rate design providing more protection from warmer than normal weather for our West Texas System.

     In June 1999, the Trans La operations of the Louisiana Division were involved in a rate investigation before the Louisiana Public Service Commission, including the redesign of rates to mitigate the effects of warm winter weather. A decision was rendered by the Louisiana Commission in October 1999 that increased service charges associated with customer service calls and increased the monthly customer charges from $6 to $9, both effective November 1, 1999. While these changes are revenue neutral, they have mitigated the impact of warmer than normal winter weather on earnings. The decision also included a three-year rate stabilization clause which will allow the Trans La operations of our Louisiana Division's rates to be adjusted annually to allow us to earn a return on equity within certain ranges that will be monitored on an annual basis.

     In connection with its review of our acquisition of Louisiana Gas Service, the Louisiana Public Service Commission approved a rate structure that requires us to share cost savings that resulted from the acquisition with the customers of Louisiana Gas Service. The shared cost savings will be the difference between operation and maintenance expense in any future year and the 1998 normalized expense for Louisiana Gas Service, indexed for inflation, annual changes in labor costs and customer growth. Beginning January 1, 2002, the customers are assured annual savings, which will be indexed for inflation, annual changes in labor costs and customer growth. The sharing mechanism will remain in place for 20 years subject to established modification procedures.

     In January and February 2002, our Louisiana division submitted its 2001 Rate Stabilization filings to the Louisiana Public Service Commission for the two gas systems we operate in Louisiana. Recently completed audits by the Louisiana Public Service Commission of these filings found our earnings to be deficient and that rate adjustments were appropriate. Approved tariff revisions, which became effective November 1, 2002, will result in $15.8 million in additional revenue per year during the first 24-month period. Subsequent to the first 24-month period, adjusted rates will provide $12.2 million in total annual revenue increases. As a result of the actions taken by the Louisiana Public Service Commission, Atmos Energy has decreased its overall weather sensitivity in Louisiana.

     In October 2002, Atmos received written notification from the Executive Secretary of the Louisiana Public Service Commission that he was asserting that a monthly facilities fee of approximately $0.6 million charged since July 2001 to Atmos by Trans Louisiana Gas Pipeline, Inc., a wholly-owned subsidiary of Atmos, pursuant to a contract between the parties, was excessive. The Executive Secretary asserted that all monthly facilities fees in excess of approximately $0.1 million from July 2001 should be refunded to ratepayers with interest.

     Atmos has responded to the Secretary and noted that it has previously made all required filings with the Commission fully disclosing the amount of the facilities fee. Atmos intends to file another petition seeking Commission approval of the facilities fee by the end of calendar year 2003 similar to that filed in 2001 but containing updated data. In the interim, Atmos is continuing to charge a facilities fee of approximately $0.6 million per month, as the Executive Secretary's correspondence does not constitute action of the Commission.

     In May 1999, the Kentucky Division requested from the Kentucky Public Service Commission an increase in revenues, a weather normalization adjustment and changes in rate design to shift a portion of revenues from commodity charges to fixed rates. In December 1999, the Kentucky Commission granted an increase in annual revenues of approximately $9.9 million. The new rates were effective for services rendered on or after December 21, 1999. In addition, the Kentucky Commission approved a five-year pilot program for weather normalization beginning in November 2000.

     On March 25, 2002, the Kentucky Commission issued an Order approving a four year extension, effective April 1, 2002, of the Performance-based Ratemaking mechanism related to gas procurement and gas transportation activities filed by the Kentucky Division. The Performance-based Ratemaking mechanism is incorporated into the Kentucky Division's gas cost adjustment clause. As discussed above, it provides for sharing of purchased gas cost savings between our customers and us. We recognized other income of $1.1 million, $0.2 million and $2.1 million under the Kentucky Performance-based Ratemaking mechanism in fiscal years 2002, 2001 and 2000.

     In November 2000, the Colorado-Kansas Division filed a rate case with the Colorado Public Utilities Commission for approximately $4.2 million in additional annual revenues. In May 2001, we received an increase in annual revenues of approximately $2.8 million from the Colorado Public Utilities Commission. The new rates went into effect on May 4, 2001.

     Effective April 1, 1999, the Tennessee Regulatory Authority approved the Mid-States Division's request to continue its Performance-based Ratemaking mechanism related to gas procurement and gas transportation activities. The Tennessee Regulatory Authority revised the mechanism from the original two-year experimental period, by increasing the cap for incentive gains and/or losses to $1.25 million per year. Under this agreement, the mechanism has no expiration date and can be amended or cancelled by either the Mid-States Division or the Tennessee Regulatory Authority according to the provisions of the agreement. Similar to Tennessee, the Georgia Public Service Commission renewed our Performance-based Ratemaking program for an additional three years effective May 1, 2002. The gas purchase and capacity release mechanisms of the Performance-based Ratemaking mechanism are designed to provide us incentives to find innovative methods to lower gas costs to our customers. We recognized other income of $0.4 million, $1.0 million and $0.2 million in fiscal years 2002, 2001 and 2000 attributable to the Georgia and Tennessee Performance-based Ratemaking mechanisms.

     In February 2000, the Mid-States Division filed a rate case in Illinois with the Illinois Commerce Commission requesting an increase in annual revenues of approximately $3.1 million. After review by the Illinois Commerce Commission, the amount requested was revised to approximately $2.1 million. The Mid-States Division received an increase in annual revenues of approximately $1.4 million. The new rates went into effect on October 23, 2000 and are collected primarily through an increase in monthly customer charges.

     In March 2000, the Mid-States Division filed a rate case in Virginia with the State Corporation Commission of the Commonwealth of Virginia requesting an increase in annual revenues of approximately $2.3 million. The State Corporation Commission of Virginia reviewed the filing to determine if it met the appropriate rules and regulations. In July 2000, we refiled the case requesting an increase in revenues of approximately $2.1 million. The Commission accepted the revised filing. In April 2001, the Mid-States Division agreed to an annual rate reduction of $0.5 million effective beginning with the April 2001 billing cycle.

     In March 2001, the Mid-States Division and the Iowa Consumer Advocate Division of the Department of Justice reached an agreement for an annual rate reduction of $0.3 million relating to our Iowa operations. The rate reduction was effective in March 2001.

     In 2001, the Mid-States Division filed requests for accounting orders related to uncollectable delinquencies in three states. As a result, we were able to defer $1.5 million as a regulatory asset.

     We continue to monitor rates in all of our service areas to ensure that they are adequate for the recovery of service costs and return on investment.

WEATHER AND SEASONALITY

     Our natural gas utility distribution business and irrigation sales business is seasonal and dependent upon weather conditions in our service areas. Natural gas sales to residential, commercial and public authority customers are affected by winter heating season requirements. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to industrial customers are much less weather sensitive. Sales to agricultural customers, who typically use natural gas to power irrigation pumps during the period from March through September, are affected by rainfall amounts. The effects of colder than normal winter weather in 2001 and the effects of warmer than normal winter weather in 2002 and 2000 on our consolidated volumes delivered are illustrated by the following degree day information. The degree day information presented below for 2002 and 2001 is adjusted for service areas with weather normalized operations. The degree day information for 2000 has not been adjusted for service areas with weather normalized operations as that information was not available.

                                                              YEAR ENDED SEPTEMBER 30
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Sales volumes -- Bcf........................................  145.5    156.6    138.2
Transportation volumes -- Bcf...............................   63.0     61.2     59.4
                                                              -----    -----    -----
          Total.............................................  208.5    217.8    197.6
                                                              =====    =====    =====
Degree days:
  Actual....................................................  3,368    4,124    2,096
  Percent of normal.........................................     94%     115%      82%

     The effects of temperatures that are above or below normal are partially offset in the Tennessee and Georgia jurisdictions served by the Mid-States Division and in the Kentucky jurisdiction served by the Kentucky Division through weather normalization adjustments. The Georgia Public Service Commission, the Tennessee Regulatory Authority and the Kentucky Public Service Commission have approved weather normalization adjustments. The weather normalization adjustments, effective October through May each year in Georgia, and November through April each year in Tennessee and Kentucky, allow the Mid-States Division and the Kentucky Division to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the weather normalization adjustments was an increase in revenue of $6.0 million in 2002, a decrease in revenues of $3.3 million for 2001 and an increase in revenues of $4.1 million in 2000. Approximately 374,000 or 27 percent of our meters in service are located in Georgia, Tennessee and Kentucky. We did not have weather normalization adjustments in our other service areas during the year ended September 30, 2002. We also received approval to change our rate structure in our West Texas System of the Texas Division beginning in December 2000 to help offset some of the negative effects of weather.

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

     In June 2001, we purchased a three year weather insurance policy with an option to cancel in the third year. We will receive a refund of a portion of the cost of the policy if we cancel in the third year. The policy is for our Texas and Louisiana operations and covers the entire heating season of October to March beginning with the 2001-2002 heating season. The cost of the three-year policy was $13.2 million which was prepaid and is being amortized over the appropriate heating seasons based on degree days. The insurance is designed to protect against weather that is at least seven percent warmer than normal for the entire heating season. During the 2001-2002 heating season, weather was not at least seven percent warmer than normal resulting in no claim having been filed under the insurance policy. Only the amortization of $4.4 million of premiums was recognized during the heating season.

     We have historically hedged approximately 20 to 25 percent of our gas supply through the use of our underground storage assets. For the 2001-2002 heating season, we covered approximately 64 percent of our flowing gas requirements through storage, financial hedges and fixed forward contracts at a weighted average cost of slightly less than $4.00 per Mcf. For the 2002-2003 heating season, we have covered between 45 and 50 percent of our anticipated flowing gas requirements through storage, financial hedges and fixed forward contracts at a weighted average cost of less than $4.00 per Mcf. This should provide protection to us and our customers against potential sharp increases in the price of natural gas during the 2002-2003 heating season.

STATUS OF PENDING ACQUISITION

     In September 2001, we entered into a definitive agreement to acquire Mississippi Valley Gas Company, a privately held natural gas utility, for $150.0 million, consisting of $75.0 million cash and $75.0 million of Atmos common stock. In addition, we will repay outstanding long-term debt of Mississippi Valley Gas of approximately $45.0 million. Mississippi Valley Gas provides natural gas distribution service to approximately 261,500 residential, commercial, industrial and other customers located primarily in the northern and central regions of Mississippi. On October 31, 2002, we announced that we had received approval from the Mississippi Public Service Commission to acquire Mississippi Valley Gas. The transaction had previously received federal regulatory approval and approvals from the six other state utility commissions that require approval. We expect to close the acquisition in December 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     General -- Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements required us to make estimates and judgments that affected the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We based our estimates on historical experience and various other assumptions that we believed to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates, including those related to risk management and trading activities, allowance for doubtful accounts, goodwill and pension and other post retirement plans. Actual results may differ from estimates.

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

     Risk Management and Trading Activities -- We use storage, transportation and requirements contracts, forwards, over-the-counter and exchange-traded options, futures and swap contracts to conduct our risk management and trading activities. Changes in the assets and liabilities from risk management activity result primarily from changes in the valuation of the portfolio of contracts, maturity and settlement of contracts, and newly originated transactions. The market prices and models used to value these transactions reflect management's best estimates considering various factors including closing exchange and over-the-counter quotations, the time value of money and volatility factors underlying the contracts. We adjust the values to reflect the potential impact of liquidating our positions in an orderly manner over a reasonable period of time under present market conditions. Changes in market prices directly affect management's estimate of the fair value of these transactions. Assumptions different from those used would impact these carrying values.

     Allowance for Doubtful Accounts -- For the majority of our receivables, we establish an allowance for doubtful accounts based on an aging of those receivable balances. We apply percentages to each aging category based on our collections experience. On certain other receivables where we are aware of a specific customer's inability or reluctance to pay, we record an allowance for doubtful accounts against amounts due to reduce the net receivable balance to the amount we reasonably expect to collect. We believe our allowance for doubtful accounts is adequate. However, if circumstances change, our estimate of the recoverability of accounts receivable could be different.

     Goodwill -- At September 30, 2002, we had $185.0 million of goodwill, $150.3 million of which was attributable to our utility segment, $21.3 million was attributable to our natural gas marketing segment and

$13.4 million was attributable to our other non-utility segment. We evaluate our goodwill balances for impairment each year during our second fiscal quarter. Our evaluation during the quarter ended March 31, 2002 resulted in no impairment. If our projections of estimated future cash flows change, those changes could result in a reduction in the carrying value of our goodwill.

     Pension and Other Postretirement Plans -- Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized. The assumed return on plan assets is based on management's expectation of the long-term return on plan assets portfolio. The discount rate used to compute the present value of plan liabilities is based generally on rates of high grade corporate bonds with maturities similar to the average period over which benefits will be paid.

                        CAPITAL RESOURCES AND LIQUIDITY
                 (SEE "CONSOLIDATED STATEMENTS OF CASH FLOWS")

     Fiscal 2002 was a year in which total cash inflows exceeded total cash outflows. This was generally the result of increased cash flows from operating activities as a result of the Louisiana Gas Service assets acquired in July 2001, the acquisition of the remaining 55 percent of Woodward Marketing that we did not already own in April 2001 and a decrease in cash held in margin accounts partially offset by increased capital expenditures. Common stock issued primarily through our Retirement Savings Plan and our Direct Stock Purchase Plan was also used to finance operations.

CASH FLOWS FROM OPERATING ACTIVITIES

     Items on the Consolidated Statement of Cash Flows for the year ended September 30, 2001 reflect changes in balances for the year, net of assets acquired and liabilities assumed in the acquisition of the additional interest in Woodward Marketing, L.L.C. and the assets of Louisiana Gas Service Company and LGS Natural Gas Company. See Note 10 of notes to consolidated financial statements.

     Cash flows from operating activities as reported in the consolidated statements of cash flows totaled $296.2 million for 2002 compared to $83.0 million for 2001 and $54.2 million for 2000. The increase in net cash provided by operating activities from 2001 to 2002 was primarily the result of increases in net income, accounts payable and other current liabilities and decreases in cash held on deposit in margin accounts and deferred gas costs. The increase in net cash provided by operating activities was partially offset by increases in accounts receivable. The increase in net income was due primarily to higher gross profit and income from our gas marketing activities partially offset by higher operating expenses and interest expense.

CASH FLOWS FROM INVESTING ACTIVITIES

     During the last three years, a substantial portion of our cash resources was used to fund acquisitions, our ongoing construction program to provide natural gas services to our customer base and technology improvements. Net cash used in investing activities totaled $158.2 million in 2002 compared with $468.1 million in 2001 and $100.1 million in 2000. Capital expenditures in fiscal 2002 amounted to $132.3 million, compared with $113.1 million in 2001 and $75.6 million in 2000. The increase in capital expenditures from 2001 to 2002 was primarily the result of additional capital requirements needed due to our growing customer base. Included in investing activities for 2002 is $15.7 million, in our natural gas marketing and other non-utility operations, for the acquisition of Kentucky-based market area storage and associated pipeline facility assets, certain gas marketing assets and the common stock of Southern Resources, Inc. Included in investing activities for 2001 is $363.4 million used to acquire the assets of Louisiana Gas Service Company and LGS Natural Gas Company as discussed in Note 2 of the notes to consolidated financial statements. Included in investing activities in 2000 was $32.0 million used to acquire the Missouri natural gas distribution assets of Associated Natural Gas. Currently budgeted capital expenditures for fiscal 2003 total approximately $160.2 million and include funds for additional mains, services, meters and equipment. In 2003, we also plan to complete the

Mississippi Valley Gas Company acquisition for $150.0 million plus the repayment of approximately $45.0 million of outstanding long-term debt as discussed in
Note 2 of the notes to consolidated financial statements. Capital expenditures and acquisitions for fiscal 2003 are planned to be financed from internally generated funds and financing activities as discussed below. In 2002, we had $8.5 million in expenditures for assets to be used in leasing activities. In 2001, we had $5.4 million in expenditures for assets to be used in leasing activities. In connection with our acquisition of Woodward Marketing in 2001, we received $8.6 million in cash. In 2001, we received net proceeds of $6.6 million in connection with the sale of certain utility assets. In 2000, we received net proceeds of $6.5 million in connection with the sale of certain propane assets to Heritage Propane Partners, L.P.

CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash used by financing activities totaled $106.4 million for 2002 compared with net cash provided by financing activities of $393.0 million for 2001 and $44.7 million for 2000. Financing activities during these periods included issuance of common stock, dividend payments, short-term borrowings from banks under our credit facilities and issuance and repayment of long-term debt. The change in cash used by financing activities in 2002 as compared to cash provided by financing activities in 2001 was due primarily to the issuance of long-term debt and the issuance of common stock during 2001. In 2001, we received $347.1 million in net proceeds from our $350.0 million debt offering in May 2001. The net proceeds were used to help finance the completion of the Louisiana Gas Service Company and LGS Natural Gas Company acquisition in July 2001. Long-term debt repayments totaled $20.7 million, $17.7 million and $14.6 million for 2002, 2001 and 2000. Repayments of long-term debt in 2002, 2001 and 2000 consisted of annual installments under the various loan documents. During 2002, short-term debt decreased by $55.5 million due primarily to more effective collection experience of customer accounts receivable balances which increased the amount of cash available to reduce short-term debt. During 2001, short-term debt decreased $48.8 million due primarily to the use of the net proceeds from our equity offering in December 2000 to reduce commercial paper debt. During 2000, short-term debt increased $81.7 million due to the effect of warmer weather on net income for 2000, the acquisition of the Missouri natural gas distribution assets of Associated Natural Gas for $32.0 million and increases in accounts receivable, cost of gas stored underground and deferred charges.

     Issuance of common stock. We issued 884,431, 674,468 and 704,540 shares of common stock in 2002, 2001 and 2000 under our various plans. See the Consolidated Statements of Shareholders' Equity and Note 6 of notes to consolidated financial statements for the number of shares issued and available for issuance under each of our plans. In addition to the shares issued under our various plans, we also issued 6,741,500 shares through our equity offering in December 2000 and 1,423,193 shares of restricted common stock for the acquisition of the remaining 55 percent of Woodward Marketing in April 2001. The net proceeds from the equity offering were used to reduce commercial paper debt as discussed above.

     Cash dividends paid. We paid $48.6 million in cash dividends during 2002 compared with $44.1 million in 2001 and $36.0 million in 2000. We increased the dividend per share by $.02 in both 2002 and 2001 and $.04 in 2000. The increase in cash dividends in 2002 over 2001 was also due to the increase in the number of shares outstanding as discussed above.

LIQUIDITY

     The excess of cash inflows over outflows has resulted in a slight decrease in debt as a percentage of total capitalization, including short-term debt, as shown in the table below.

                                                               SEPTEMBER 30
                                                 ----------------------------------------
                                                        2002                  2001
                                                 ------------------    ------------------
                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
Short-term debt................................  $  145,791    10.3%   $  201,247    13.4%
Long-term debt.................................     692,443    49.1%      713,094    47.6%
Shareholders' equity...........................     573,235    40.6%      583,864    39.0%
                                                 ----------   -----    ----------   -----
Total capitalization, including short-term
  debt.........................................  $1,411,469   100.0%   $1,498,205   100.0%
                                                 ==========   =====    ==========   =====

     Total debt as a percentage of total capitalization, including short-term debt, was 59.4 percent and 61.0 percent at September 30, 2002 and 2001. Our long-term plans are to decrease the debt to capitalization ratio to nearer its target range of 50-52 percent through cash flow generated from operations, continued issuance of new common stock under our Direct Stock Purchase Plan and Retirement Savings Plan, access to the debt and equity capital markets and limiting annual maintenance and capital expenditures. It is likely that the debt to capitalization ratio will remain in its current range in the near term.

     At September 30, 2002, we had short-term committed credit facilities totaling $318.0 million. One short-term unsecured credit facility is for $300.0 million and serves as a backup liquidity facility for our commercial paper program. Our commercial paper is rated A-2 by Standard and Poor's, P-2 by Moody's and F-2 by Fitch. At September 30, 2002, $132.7 million of commercial paper was outstanding. We have a second credit facility in place for $18.0 million. At September 30, 2002, $13.1 million was outstanding under this credit facility. These credit facilities are negotiated at least annually and are used for working capital purposes.

     On October 7, 2002, we entered into a $150.0 million short-term unsecured committed credit facility. This credit facility will be used to provide initial funding for the cash portion of the Mississippi Valley Gas acquisition and to refinance Mississippi Valley Gas' existing debt.

     At September 30, 2002, our Woodward Marketing subsidiary had an uncommitted demand credit facility for $210.0 million which is used for working capital purposes for our non-utility business. Atmos Energy Holdings, Inc., our wholly-owned subsidiary, is the sole guarantor of all amounts outstanding under this facility. At September 30, 2002, there were no amounts outstanding under this credit facility. Related letters of credit totaling $41.0 million reduced the amount available under this facility. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to Woodward Marketing under this credit facility at September 30, 2002 was $59.0 million.

     At September 30, 2002, we also had an unsecured short-term uncommitted credit line for $20.0 million. There were no borrowings under this uncommitted credit facility at September 30, 2002. This uncommitted line is renewed or renegotiated at least annually with varying terms and we pay no fee for the availability of the line. Borrowings under this line are made on a when- and as-available basis at the discretion of the bank.

     In addition, Woodward Marketing has up to $100.0 million available from Atmos Energy Holdings for its non-utility business. At September 30, 2002, $20.0 million was outstanding. Any outstanding amounts under the Atmos Energy Holdings facility are subordinated to Woodward Marketing's $210.0 million uncommitted demand credit facility described above. This intercompany loan is eliminated in the consolidated financial statements.

     The loan agreements pursuant to which our Senior Notes and First Mortgage Bonds have been issued contain covenants by us with respect to the maintenance of certain debt-to-equity ratios and cash flows and restrictions on the payment of dividends. See Note 3 of notes to consolidated financial statements for more information on these covenants.

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

     The following tables provide information about contractual obligations and commercial commitments at September 30, 2002.

                                                         PAYMENTS DUE BY PERIOD
                                         -------------------------------------------------------
                                                    LESS THAN                            AFTER
                                          TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
                                         --------   ---------   ---------   ---------   --------
                                                             (IN THOUSANDS)
CONTRACTUAL OBLIGATIONS
Long-term Debt.........................  $692,443   $ 21,980     $34,962     $25,766    $609,735
Capital Lease Obligations..............     5,754        876       1,719         866       2,293
Operating Leases.......................    66,860      9,572      18,528      15,550      23,210
                                         --------   --------     -------     -------    --------
          Total Contractual
            Obligations................  $765,057   $ 32,428     $55,209     $42,182    $635,238
                                         ========   ========     =======     =======    ========
OTHER COMMERCIAL COMMITMENTS
Lines of Credit........................  $145,791   $145,791     $    --     $    --    $     --

RISK MANAGEMENT AND TRADING ACTIVITIES

     We conduct our risk management activities through both our utility and natural gas marketing segments. See Notes 1 and 15 of notes to consolidated financial statements for a description of our risk management activities. The following table shows our risk management assets and liabilities by segment at September 30, 2002.

                                                                  NATURAL GAS
                                                        UTILITY    MARKETING     TOTAL
                                                        -------   -----------   --------
                                                                 (IN THOUSANDS)
Assets from risk management activities, current.......  $4,424     $ 23,560     $ 27,984
Assets from risk management activities, noncurrent....      --        5,241        5,241
Liabilities from risk management activities,
  current.............................................      --      (18,487)     (18,487)
Liabilities from risk management activities,
  noncurrent..........................................      --       (3,663)      (3,663)
                                                        ------     --------     --------
Net assets (liabilities)..............................  $4,424     $  6,651     $ 11,075
                                                        ======     ========     ========

     In accordance with Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation", current period changes in the assets and liabilities from risk management activities related to our utility segment are recorded as deferred gas cost on the consolidated balance sheet as these costs will ultimately be recovered from ratepayers. Accordingly, there is no earnings impact as a result of the use of these financial instruments. Upon maturity, the contracts are recognized in purchased gas cost on the consolidated statement of income.

     To conduct our risk management and trading activities, Atmos Energy Marketing uses natural gas storage, transportation and requirements contracts, forwards, over-the-counter and exchange-traded options, futures and swap contracts. Prior to May 2002, Atmos Energy Marketing engaged in limited financial trading for speculative purposes. Effective in May 2002, Atmos Energy Marketing's financial trading for speculative purposes was discontinued. The mark-to-market method is used to account for these activities, as prescribed in EITF Issue No. 98-10, EITF Issue 00-17 and EITF Issue 02-03. Under this method, the aforementioned contracts are reflected at fair value, inclusive of future servicing costs and valuation adjustments, with resulting unrealized gains and losses recorded as "Assets from risk management activities" and "Liabilities from risk management activities" on the consolidated balance sheet. Current period changes in the assets and liabilities from risk management activities are recognized as net gains or losses on the consolidated statement of income as gas trading margin. Changes in assets and liabilities from risk management activities result primarily from changes in valuation of the portfolio of contracts, maturity and settlement of contracts and newly originated transactions.

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

     At its October 2002 meeting, the Emerging Issues Task Force rescinded EITF Issue Nos. 98-10 and 00-17. The impact on Atmos will be to discontinue mark-to-market accounting of our sales, storage and transportation contracts and our natural gas storage inventory. Any cumulative effect of this change in accounting will depend on the number and valuation of our sales, storage and transportation contracts and our natural gas storage inventory level and valuation at the time we adopt the new rules.

     The following table reflects the components of the change in fair value of our non-utility energy trading contract activities for the year ended September 30, 2002 (in thousands).

Fair value of contracts at September 30, 2001...............  $ 28,349
  Contracts realized/settled................................   (18,910)
  Fair value of new contracts...............................     2,447
  Other changes in value....................................    (5,235)
                                                              --------
Fair value of contracts at September 30, 2002...............  $  6,651
                                                              ========

     The fair value of our non-utility energy trading contracts at September 30, 2002, is segregated below, by time period and fair value source.

                                               FAIR VALUE OF CONTRACTS AT SEPTEMBER 30, 2002
                                         ----------------------------------------------------------
                                         MATURITY                            MATURITY
                                         LESS THAN   MATURITY    MATURITY    EXCESS OF   TOTAL FAIR
                                          1 YEAR     1-3 YEARS   4-5 YEARS    5 YEARS      VALUE
                                         ---------   ---------   ---------   ---------   ----------
                                                               (IN THOUSANDS)
SOURCE OF FAIR VALUE
Prices actively quoted.................   $(2,546)    $  908        $--         $--       $(1,638)
Prices provided by other external
  sources..............................     3,145      1,159         20          --         4,324
Prices based on models and other
  valuation methods....................     4,379       (588)        75          99         3,965
                                          -------     ------        ---         ---       -------
Total Fair Value.......................   $ 4,978     $1,479        $95         $99       $ 6,651
                                          =======     ======        ===         ===       =======

FUTURE CAPITAL REQUIREMENTS

     We believe that internally generated funds, our credit facilities, commercial paper program and access to the public debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for fiscal 2003.

RESULTS OF OPERATIONS

  YEAR ENDED SEPTEMBER 30, 2002 COMPARED WITH YEAR ENDED SEPTEMBER 30, 2001

     Operating revenues decreased by 34 percent to $950.8 million for 2002 from $1.4 billion for 2001. The most significant factors contributing to the decrease in operating revenues were a 31 percent decrease in average sales price due to the decreased cost of gas and a 17 percent decrease in sales volumes due to warmer weather, excluding the additional sales volumes attributable to the Louisiana Gas Service operations acquired in July 2001. During 2002, temperatures were 18 percent warmer than in the corresponding period of the prior year and were six percent warmer than the 30-year normal, adjusted for service areas with weather normalized operations. The total volume of gas sold, excluding the Louisiana Gas Service volumes, for 2002 was 130.6 Bcf compared with 156.5 Bcf for 2001. However, the decrease in sales volumes was partially offset by the additional sales volumes of 14.9 Bcf attributable to the Louisiana Gas Service operations acquired in July 2001. The average cost of gas per Mcf sold decreased 44 percent to $3.81 for 2002 from $6.83 for 2001. However, the decrease in operating revenues was partially offset by increased revenues resulting from the Louisiana Gas Service acquisition in July 2001.

     Gross profit increased by five percent to $392.6 million for 2002 from $374.7 million for 2001. The increase in gross profit was due primarily to the additional gross profit resulting from the Louisiana Gas Service acquisition in July 2001 partially offset by the effect of warmer weather. Changes in the cost of gas do not directly affect gross profit because the fluctuations in gas prices are passed through to the customer.

     In April 2001, we completed our acquisition of the remaining 55 percent interest in Woodward Marketing, L.L.C. that we did not already own. As a result of this acquisition, the revenues and expenses of Woodward Marketing are now shown on a consolidated basis. For 2002, Atmos Energy Marketing, which includes the operations of Woodward Marketing and Trans Louisiana Industrial Gas Company, had income of $38.5 million in gas trading margin. For 2001, Atmos Energy Marketing had income of $0.5 million in gas trading margin and an equity in earnings of Woodward Marketing of $8.1 million. The increase for 2002 compared to 2001 was primarily due to gains on inventory sales and favorable pricing under natural gas sales contracts as well as our full consolidation of Woodward Marketing beginning April 2001.

     Operating expenses increased to $275.8 million for 2002 from $244.9 million for 2001. Operation and maintenance expense increased due primarily to the addition of $21.5 million relating to the Louisiana Gas Service acquisition in July 2001 and an increase of $10.7 million in pension costs. In addition, operation and maintenance expense increased $9.2 million due to the full consolidation of Woodward Marketing's operations beginning April 1, 2001. A decrease in the provision for doubtful accounts of $26.2 million partially offset this increase. The decrease in the provision for doubtful accounts was attributable to the lower gas commodity prices during 2002 as well as our effective recovery of customer receivable balances. Depreciation and amortization increased $13.8 million due to the addition of the assets from the Louisiana Gas Service acquisition in July 2001. Taxes other than income decreased as a result of decreased city franchise taxes and state gross receipts taxes, which are revenue based. However, these taxes are paid by our customers; thus, these amounts are offset in revenues through customer billings and have no effect on net income. The decrease in taxes other than income was partially offset by increases in property and payroll taxes related to the Louisiana Gas Service acquisition in July 2001.

     Operating income increased 19 percent for 2002 to $155.3 million from $130.3 million for 2001. The increase in operating income resulted primarily from the increase in gross profit and the income from our gas trading margin described above partially offset by an increase in operating expenses.

     Miscellaneous expense decreased $0.6 million to $1.3 million in 2002 compared to $1.9 million in 2001. This decrease was due primarily to an increase in net recoveries related to our performance based-ratemaking mechanisms, the recognition of $0.5 million related to a large industrial contract we received during 2002 and a reduction in the amortization expense recognized related to weather insurance purchased for the 2001-2002 heating season. In addition, we had an increase of $3.0 million in interest income in May 2001 due primarily to interest income earned on the proceeds from our $350.0 million debt offering in 2001. We invested these proceeds in short-term investments until the completion of the Louisiana Gas Service acquisition in July 2001. No such interest income was recognized in 2002.

     Interest expense increased $12.2 million to $59.2 million for 2002 compared to $47.0 million for 2001. This increase was due primarily to the interest expense on the $350.0 million debt offering in May 2001.

     Net income increased for 2002 by $3.6 million to $59.7 million from $56.1 million for 2001. This increase in net income resulted primarily from the increase in operating income partially offset by the increase in interest expense discussed above.

  YEAR ENDED SEPTEMBER 30, 2001 COMPARED WITH YEAR ENDED SEPTEMBER 30, 2000

     Operating revenues increased by 70 percent to $1.4 billion for 2001 from $850.2 million for 2000. The most significant factors contributing to the increase in operating revenues were a 58 percent increase in average sales price due to the increased cost of gas and a 10 percent increase in sales and transportation volumes due to colder weather. During 2001, excluding service areas with weather normalized operations, temperatures were 31 percent colder than in the corresponding period of the prior year and were seven percent colder than the 30-year normal. The total volume of gas sold and transported for 2001 was 217.8 Bcf compared with 197.6 Bcf for 2000. During the early part of our 2001 fiscal year, natural gas prices throughout the country began to increase significantly. The average cost of gas per Mcf sold increased to $6.83 for 2001 from $3.79 for 2000. Although we expect to recover our purchased gas costs from customers through purchased gas adjustment mechanisms, generally there is a lag between the time we pay for gas purchases and the time when regulators allow us to place higher rates in service and recover those gas costs. As a result, we have from time to time used short-term borrowings to temporarily finance unrecovered purchased gas costs. Where permitted, we have increased our purchased gas adjustments to help mitigate the increased cost of gas. In addition, as a result of the increased gas costs, our accounts receivable balances during fiscal 2001 increased significantly and, consequently, we also increased our allowance for doubtful accounts, which we considered to be adequate. We do not, however, expect this rise in natural gas prices to have a material adverse effect on our financial condition, results of operations or net cash flows.

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

     Gross profit increased by 15 percent to $374.7 million for 2001 from $325.7 million for 2000. The increase in gross profit was due primarily to the increase in volumes sold to weather sensitive customers, an increase of $5.1 million in transportation revenues due to higher average transportation revenue per Mcf and increased volumes and a $6.7 million non-recurring adjustment to purchased gas cost to reflect state filings. In addition, gross profit increased due to the impact of rate increases and additional customers, partially offset by a reduction related to our former propane operations. Changes in the cost of gas do not directly affect gross profit because the fluctuations in gas prices are passed through to our customers.

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

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE OF THE COMPANY

     Our performance in the future will primarily depend on the results of our utility and natural gas marketing operations. Several factors exist that could influence Atmos' future financial performance, some of which are described below. They should be considered in connection with evaluating forward-looking statements contained in this report or otherwise made by or on behalf of us since these factors could cause actual results and conditions to differ materially from those projected in these forward-looking statements.

  ADVERSE WEATHER CONDITIONS

     Our natural gas sales volumes and related revenues are correlated with heating requirements that result from cold winter weather. Our agricultural sales volumes are associated with the rainfall levels during the growing season in our west Texas irrigation market. Weather is one of the most significant factors influencing our performance. However, as was more fully discussed above, we have purchased weather insurance to mitigate the effect of warmer than historically normal weather in our Texas and Louisiana service areas. In addition, weather normalized rates are in effect in several of our jurisdictions, which should mitigate the adverse effects of warmer than normal weather on our operating results.

  NATIONAL, REGIONAL AND LOCAL ECONOMIC CONDITIONS

     Our operations will always be affected by the conditions and overall strength of the national, regional and local economies, including interest rates, changes in the capital markets and increases in the costs of our primary commodity, natural gas. These factors impact the amount of residential, industrial and commercial growth in our service territories. Higher costs of natural gas in recent years have already caused many of our customers to conserve in the use of our gas services and could lead to even more customers utilizing such conservation methods.

  REGULATORY APPROVALS

     Our utility business is subject to various regulated returns on its rate base in each of the 11 states in which we operate. We monitor the allowed rates of return, our effectiveness in earning such rates and initiate rate proceedings or operating changes as needed. In addition, in the normal course of the regulatory environment, assets are placed in service and historical test periods are established before rate cases can be filed. Once rate cases are filed, regulatory bodies have the authority to suspend implementation of the new rates while studying the cases. Because of this process, we must temporarily suffer the negative financial effects of having placed assets in service without the benefit of rate relief, which is commonly referred to as "regulatory lag". In addition, our debt and equity financing programs are also subject to approval by regulatory bodies in five states, which could limit our ability to take advantage of favorable short-term market conditions.

  SUCCESSFUL COMPLETION AND INTEGRATION OF PENDING ACQUISITION

     Our acquisition strategy depends on our ability to successfully acquire and integrate the operations of companies such as Mississippi Valley Gas Company, which acquisition is currently expected to close in December 2002. Acquisitions such as Mississippi Valley Gas should help us achieve greater economies of scale by spreading the fixed costs of the utility business over a larger customer base. In addition, the integration of this acquisition into our operations during the next fiscal year will require a substantial commitment of financial resources and management time.

  INFLATION AND INCREASED GAS COSTS

     We believe that inflation has caused, and will continue to cause, increases in certain operating expenses, and has required, and will continue to require, assets to be replaced at higher costs. We have a process in place to continually review the adequacy of our gas rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those gas rates. Historically, we have been able to budget and control operating expenses and investments within the amounts authorized to be collected in rates and intend to continue to do so. The ability to control expenses is an important factor that will influence future results.

     In addition, the rapid increases in the price of purchased gas, as has occurred in some prior years, causes us to experience a significant increase in short-term debt because we must pay suppliers for such gas when it is purchased long before such costs may be recovered through the collection of monthly customer bills for gas delivered. Also, increases in purchased gas costs cause more customers to be slow to pay their gas bills, leading to higher than normal accounts receivable which in turn lead to higher short-term debt levels and increased bad debts. Should the price of purchased gas increase significantly in the upcoming heating season, we would expect increases in our short-term debt and accounts receivable during fiscal 2003.

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

  DEREGULATION OR UNBUNDLING

     We are closely monitoring the development of unbundling initiatives in the natural gas industry. Unbundling is the separation of the provision and pricing of local distribution gas services into discrete components. It typically focuses on the separation of the distribution and gas supply components and the resulting opening of the regulated components of sales services to alternative unregulated suppliers of those services. Because of our enhanced technology and distribution system infrastructures, we believe that we are now positively positioned as unbundling evolves. Consequently, we expect there would be no significant adverse effect on our business should unbundling or further deregulation of the natural gas distribution service business occur.

  HEDGING AND MARKET RISK ACTIVITIES

  Utility hedging activities

     To protect against volatility in gas prices, we are hedging gas costs for the 2002-2003 heating season by utilizing a combination of storage, financial hedges and fixed forward contracts to stabilize gas prices. For the 2002-2003 heating season, we have covered approximately 45 to 50 percent of our anticipated flowing gas requirements through storage and financial instruments. The gas hedges should help to moderate the effects of higher customer accounts receivable caused by potentially higher gas prices.

  Atmos Energy Marketing activities

     We acquired a 45 percent interest in Woodward Marketing, L.L.C. in July 1997 as a result of the merger of Atmos and United Cities Gas Company, which had acquired that interest in May 1995. In April 2001, we acquired the 55 percent interest that we did not own from JD Woodward and others for 1,423,193 restricted shares of our common stock. Immediately following the acquisition, Mr. Woodward was elected as a Senior Vice President of Atmos in charge of all non-utility business activities, a position he has held since April 2001. Prior to that time, Mr. Woodward had not been an officer or employee of Atmos.

     The principal business of Atmos Energy Marketing, including the activities of Woodward Marketing and Trans Louisiana Industrial Gas Company, Inc., is the overall management of natural gas requirements for municipalities, local gas utility companies and industrial customers located primarily in the southeastern and midwestern United States. This business involves the sale of natural gas by Atmos Energy Marketing to its customers and the management of storage and transportation contracts for its customers under contracts generally having one to two-year terms. At September 30, 2002, Atmos Energy Marketing had 101 municipal customers and 641 industrial customers. Atmos Energy Marketing also sells natural gas to certain of its industrial customers on a delivered burner tip basis under contract terms from 30 days to two years. In addition, Atmos Energy Marketing supplies our regulated operations with a portion of our natural gas requirements on a competitive bid basis. Any mark-to-market gains or losses on these affiliate contacts are eliminated.

     In the management of natural gas requirements for municipal and other local utilities, Atmos Energy Marketing sells physical natural gas for future delivery and manages the associated price risk through the use of gas futures, forwards, over-the-counter and exchange-traded options, and swap contracts with counterparties. These financial contracts are marked-to-market at the daily close of business. Atmos Energy Marketing links gas derivatives to physical delivery of natural gas and typically balances its derivatives positions at the end of each trading day. Over-the-counter swap agreements require Atmos Energy Marketing to receive or make payments based on the difference between a fixed price and the market price of natural gas on the settlement date. Atmos Energy Marketing uses these futures and swaps to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas, which are also carried on a mark-to-market basis. Mark-to-market accounting refers to the measurement of contracts at fair value determined at the balance sheet date with any gains and losses included in earnings. Options held to manage price risk provide the right, but not the requirement, to buy or sell energy commodities at a fixed price. Atmos Energy Marketing uses options to manage margins and to limit overall price risk exposure. At any point in time, Atmos Energy Marketing may not have completely offset its price risk on these activities.

     Energy related services provided by Atmos Energy Marketing include the sale of natural gas to its various customer classes and management of transportation and storage assets and inventories. More specifically, energy services include contract negotiation and administration, load forecasting, storage acquisition, natural gas purchase and delivery and capacity utilization strategies. In providing these services, Atmos Energy Marketing generates income from its utility, municipal and industrial customers through negotiated prices based on the volume of gas supplied to the customer. Atmos Energy Marketing also generates income by taking advantage of the difference between near-term gas prices and prices for future delivery as well as the daily movement of gas prices by utilizing storage and transportation capacity that it controls.

     Prior to May 2002, Atmos Energy Marketing engaged in limited financial trading for speculative purposes. Financial trading involves utilizing financial instruments (futures, options, swaps, etc.) to hedge natural gas prices or to take a position in the market based on anticipated price movement. In some prior years, Atmos Energy Marketing experienced losses in its financial speculative trading business. Effective in May 2002, Atmos Energy Marketing's financial trading for speculative purposes was discontinued. Atmos Energy Marketing will continue its financial trading for hedging (risk management purposes) related to its physical trading positions. With regard to its physical trading business, Atmos Energy Marketing does engage in limited speculative natural gas trading for its own account primarily related to its storage activity, subject to a risk management policy established by us which limits the level of trading loss to a maximum of 25 percent of the budgeted annual operating income of Atmos Energy Holdings. Physical trading involves utilizing physical assets (storage and transportation) to sell and deliver gas to customers or to take a position in the market based on anticipated price movement. Compliance with such risk management policy is monitored on a daily basis. In addition, Woodward Marketing's bank credit facility limits trading positions that are not closed at the end of the day (open positions) to 5.0 Bcf of natural gas. At September 30, 2002, Atmos Energy Marketing's net open positions in its trading operations totaled 1.9 Bcf. Atmos Energy Marketing's open trading positions are monitored on a daily basis but are not required to be closed if they remain within the limits set by the bank loan agreement. In addition to the price risk of any net open position at the end of each trading day, the financial exposure that results from intra-day fluctuations of gas prices and the potential for daily price movements constitutes a risk of loss since the price of natural gas purchased or sold for future delivery at the beginning of the day may not be hedged until later in the day.

     Financial instruments, which subject Atmos Energy Marketing to counterparty risk, consist primarily of financial instruments arising from trading and risk management activities and overnight repurchase agreements that are not insured. Counterparty risk is the risk of loss from nonperformance by financial counterparties to a contract. Exchange-traded future and option contracts are generally guaranteed by the exchanges.

     Atmos Energy Marketing's operations are concentrated in the natural gas industry, and its customers and suppliers may be subject to economic risks affecting that industry.

     From time to time, Woodward Marketing borrows money to fund its natural gas purchases and to fulfill its obligations to maintain deposit accounts with its counterparties. See Note 3 of notes to consolidated financial statements.

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

GAS PRICES

  UTILITY SEGMENT

     We purchase natural gas for our operations. Substantially all of the cost of gas purchased for utility operations is recovered through purchased gas adjustment mechanisms. The utility segment has a limited market risk in gas prices related to gas purchases in the open market at spot prices for sale to non-regulated energy services customers at fixed prices. As a result, our earnings could be affected by changes in the price and availability of such gas. To protect against volatility in gas prices, we from time to time hedge our gas costs by purchasing futures contracts. Our utility segment does not use such financial instruments for trading purposes and we are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10 percent increase in the portion of our gas cost related to fixed-price non-regulated sales. Based on projected fiscal 2003 non-regulated gas sales at fixed prices, such an increase would result in an increase to cost of gas of approximately $4.1 million in fiscal 2003.

  NATURAL GAS MARKETING SEGMENT

     In April 2001, we acquired the 55 percent interest in Woodward Marketing, L.L.C., that we did not already own. Atmos Energy Marketing's principal business is the management of natural gas requirements for municipalities, local gas utility companies and industrial customers located primarily in the southeastern and midwestern United States. This business involves the sale of natural gas and the management of storage and transportation contracts for customers under contracts generally having one to two-year terms. Atmos Energy Marketing also sells natural gas to industrial customers on a delivered burner tip basis under contract terms from 30 days to two years. In the management of natural gas requirements for municipal and other local utilities, Atmos Energy Marketing sells natural gas for future delivery and manages price risk through the use of gas futures including forwards, over-the-counter and exchange-traded options, futures and swap contracts. Financial contracts are marked-to-market at the daily close of business.

     Prior to May 2002, Atmos Energy Marketing engaged in limited financial trading for speculative purposes for its own account, subject to a risk management policy established by us which limits the level of trading loss to a maximum of 25 percent of the budgeted annual operating income of Atmos Energy Holdings. Compliance with such risk management policy is monitored on a daily basis. In addition, Woodward Marketing's bank credit facility limits open trading positions to 5.0 Bcf of natural gas. Atmos Energy Marketing will continue its financial trading for hedging (risk management purposes) related to its physical trading positions. At September 30, 2002, Atmos Energy Marketing's open positions in its trading operations totaled 1.9 Bcf. In its trading, Atmos Energy Marketing's open trading positions are monitored on a daily basis but are not required to be closed if within the limits set by the bank credit facility. The financial exposure that results from intra-day fluctuations of gas prices and the potential for daily price movements has an impact on the net open position. Based on its open positions at September 30, 2002, a $.50 increase in market strip would result in a $1.0 million decrease in the trading gain. A $.50 decrease in market strip would result in a $1.0 million increase in the trading gain.

     Atmos Energy Marketing uses gas futures contracts, over-the-counter and exchange-traded options and swap agreements, in the conduct of its business. Atmos Energy Marketing links gas derivatives to physical delivery of natural gas and typically balances its derivatives positions at the end of each trading day. Over-the-counter swap agreements require Atmos Energy Marketing to receive or make payments based on the difference between a fixed price and the market price of natural gas on the settlement date. Atmos Energy Marketing uses futures and swaps to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas. Options held to hedge price risk provide the right, but not the requirement, to buy or sell energy commodities at a fixed price. Atmos Energy Marketing uses options to manage margins and to limit overall price risk exposure.

     Counterparty risk is the risk of loss from nonperformance by financial counterparties to a contract. Financial instruments, which subject Atmos Energy Marketing to counterparty risk, consist primarily of financial instruments arising from trading and risk management activities and overnight repurchase agreements that are not insured. Exchange traded future and option contracts are generally guaranteed by the exchanges.

     Atmos Energy Marketing's operations are concentrated in the natural gas industry, and its customers and suppliers may be subject to economic risks affecting that industry. Therefore, an economic downturn in the industry could have an adverse affect on the creditworthiness of Atmos Energy Marketing's customers. Atmos Energy Marketing manages credit risk to attempt to minimize its exposure to uncollectible receivables. In compliance with Atmos Energy Marketing's existing credit policy, prospective and existing customers are reviewed for creditworthiness and customers not meeting minimum standards, at the discretion of management, provide security deposits and are subject to various requisite secured payment terms.

INTEREST RATES

     Our earnings are affected by changes in short-term interest rates as a result of our issuance of short-term commercial paper and our other short-term borrowings. If market interest rates for short-term borrowings in fiscal 2002 had averaged two percent more, our interest expense would have increased by approximately $2.7 million.

     Market risk for fixed-rate long-term obligations is estimated as the potential increase in fair value resulting from a hypothetical one percent decrease in interest rates and amounts to approximately $63.5 million based on discounted cash flow analyses.

     As of September 30, 2002, we were not engaged in other activities which would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates, foreign currency exchange rates or market commodity prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to financial statements and financial statement schedule:

                                                              PAGE
                                                              ----
Report of independent auditors..............................   38
Financial statements and supplementary data:
  Consolidated balance sheets at September 30, 2002 and
     2001...................................................   39
  Consolidated statements of income for the years ended
     September 30, 2002, 2001 and 2000......................   40
  Consolidated statements of shareholders' equity for the
     years ended September 30, 2002, 2001 and 2000..........   41
  Consolidated statements of cash flows for the years ended
     September 30, 2002, 2001 and 2000......................   42
  Notes to consolidated financial statements................   43
  Subsequent Event (unaudited)..............................   77
  Selected Quarterly Financial Data (unaudited).............   78
  Supplementary Disclosures (unaudited).....................   79
Financial statement schedule for the years ended September
  30, 2002, 2001 and 2000
  II. Valuation and Qualifying Accounts.....................   88

     All other financial statement schedules are omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and accompanying notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Atmos Energy Corporation

     We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation as of September 30, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atmos Energy Corporation at September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the financial statements, in fiscal 2002 the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

                                          ERNST & YOUNG LLP

Dallas, Texas
November 8, 2002

                            ATMOS ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                                       ASSETS
Property, plant and equipment...............................  $2,103,428   $2,055,986
Construction in progress....................................      24,399       53,881
                                                              ----------   ----------
                                                               2,127,827    2,109,867
Less accumulated depreciation and amortization..............     827,507      774,469
                                                              ----------   ----------
  Net property, plant and equipment.........................   1,300,320    1,335,398
Current assets
  Cash and cash equivalents.................................      46,827       15,263
  Cash held on deposit in margin account....................      10,192       66,666
  Accounts receivable, less allowance for doubtful accounts
     of $10,509 in 2002 and $16,151 in 2001.................     136,227      124,046
  Inventories...............................................       3,769        6,041
  Gas stored underground....................................      91,783       89,555
  Assets from risk management activities....................      27,984       95,968
  Deferred gas cost.........................................          --       10,999
  Other current assets and prepayments......................      13,209       15,713
                                                              ----------   ----------
          Total current assets..............................     329,991      424,251
Intangible assets...........................................       5,365       12,125
Goodwill....................................................     185,015       64,745
Noncurrent assets from risk management activities...........       5,241       29,771
Deferred charges and other assets...........................     154,289      169,890
                                                              ----------   ----------
                                                              $1,980,221   $2,036,180
                                                              ==========   ==========
                           CAPITALIZATION AND LIABILITIES
Shareholders' equity
  Common stock, no par value (stated at $.005 per share);
     100,000,000 shares authorized; issued and outstanding:
     2002 -- 41,675,932 shares, 2001 -- 40,791,501 shares...  $      208   $      204
  Additional paid-in capital................................     508,265      489,948
  Retained earnings.........................................     106,142       95,132
  Accumulated other comprehensive income (loss).............     (41,380)      (1,420)
                                                              ----------   ----------
          Shareholders' equity..............................     573,235      583,864
Long-term debt..............................................     670,463      692,399
                                                              ----------   ----------
          Total capitalization..............................   1,243,698    1,276,263
Current liabilities
  Current maturities of long-term debt......................      21,980       20,695
  Short-term debt...........................................     145,791      201,247
  Accounts payable and accrued liabilities..................     135,609       84,471
  Taxes payable.............................................      15,626       11,620
  Customers' deposits.......................................      31,147       32,351
  Liabilities from risk management activities...............      18,487      119,484
  Deferred gas cost.........................................      21,947           --
  Other current liabilities.................................      72,520       41,161
                                                              ----------   ----------
          Total current liabilities.........................     463,107      511,029
Deferred income taxes.......................................     134,540      138,934
Noncurrent liabilities from risk management activities......       3,663        7,412
Deferred credits and other liabilities......................     135,213      102,542
                                                              ----------   ----------
                                                              $1,980,221   $2,036,180
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements

                            ATMOS ENERGY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED SEPTEMBER 30
                                                              --------------------------------------
                                                                 2002          2001          2000
                                                              ----------   ------------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues..........................................   $950,849     $1,442,275     $850,152
Purchased gas cost..........................................    558,247      1,067,555      524,446
                                                               --------     ----------     --------
Gross profit................................................    392,602        374,720      325,706
Gas trading margin..........................................     38,538            488           --
Operating expenses
  Operation and maintenance.................................    158,119        139,608      147,897
  Depreciation and amortization.............................     81,469         67,664       63,855
  Taxes, other than income..................................     36,221         37,655       28,638
                                                               --------     ----------     --------
          Total operating expenses..........................    275,809        244,927      240,390
                                                               --------     ----------     --------
Operating income............................................    155,331        130,281       85,316
Other income (expense)
  Equity in earnings of Woodward Marketing, L.L.C. .........         --          8,062        7,307
  Miscellaneous income (expense), net.......................     (1,321)        (1,874)       7,437
                                                               --------     ----------     --------
          Total other income (expense)......................     (1,321)         6,188       14,744
Interest charges............................................     59,174         47,011       43,823
                                                               --------     ----------     --------
Income before income taxes..................................     94,836         89,458       56,237
Income taxes................................................     35,180         33,368       20,319
                                                               --------     ----------     --------
          Net income........................................   $ 59,656     $   56,090     $ 35,918
                                                               ========     ==========     ========
Basic net income per share..................................   $   1.45     $     1.47     $   1.14
                                                               ========     ==========     ========
Diluted net income per share................................   $   1.45     $     1.47     $   1.14
                                                               ========     ==========     ========
Cash dividends per share....................................   $   1.18     $     1.16     $   1.14
                                                               ========     ==========     ========
Weighted average shares outstanding:
  Basic.....................................................     41,171         38,156       31,461
                                                               ========     ==========     ========
  Diluted...................................................     41,250         38,247       31,594
                                                               ========     ==========     ========

          See accompanying notes to consolidated financial statements

                            ATMOS ENERGY CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          COMMON STOCK                     ACCUMULATED
                                       -------------------   ADDITIONAL       OTHER
                                       NUMBER OF    STATED    PAID-IN     COMPREHENSIVE   RETAINED
                                         SHARES     VALUE     CAPITAL     INCOME (LOSS)   EARNINGS    TOTAL
                                       ----------   ------   ----------   -------------   --------   --------
                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
Balance, September 30, 1999..........  31,247,800    $156     $293,359      $    917      $ 83,231   $377,663
Comprehensive income:
  Net income.........................          --      --           --            --        35,918     35,918
  Unrealized holding gains on
    investments, net.................          --      --           --         1,348            --      1,348
                                                                                                     --------
         Total comprehensive
           income....................                                                                  37,266
Cash dividends ($1.14 per share).....          --      --           --            --       (35,995)   (35,995)
Common stock:
  Direct stock purchase plan.........     440,990       2        8,588            --            --      8,590
  Retirement savings plan............     258,049       1        4,842            --            --      4,843
  Long-term stock plan for United
    Cities Division..................       4,200      --           66            --            --         66
  Outside directors stock-for-fee
    plan.............................       2,601       1           50            --            --         51
  Cancellation of restricted stock...      (1,300)     --          (18)           --            --        (18)
                                       ----------    ----     --------      --------      --------   --------
Balance, September 30, 2000..........  31,952,340     160      306,887         2,265        83,154    392,466
Comprehensive income:
  Net income.........................          --      --           --            --        56,090     56,090
  Unrealized holding losses on
    investments, net.................          --      --           --        (3,685)           --     (3,685)
                                                                                                     --------
         Total comprehensive
           income....................                                                                  52,405
Cash dividends ($1.16 per share).....          --      --           --            --       (44,112)   (44,112)
Common stock issued:
  Direct stock purchase plan.........     411,159       2        8,682            --            --      8,684
  Retirement savings plan............     225,945       1        5,098            --            --      5,099
  Long-term stock plan for United
    Cities Division..................      15,300      --          240            --            --        240
  Long-term incentive plan...........      17,172      --          272            --            --        272
  Directors equity incentive
    compensation plan................       2,740      --           60            --            --         60
  Outside directors stock-for-fee
    plan.............................       2,152      --           50            --            --         50
  Woodward Marketing, L.L.C.
    acquisition......................   1,423,193       7       26,650            --            --     26,657
  Public offering....................   6,741,500      34      142,009            --            --    142,043
                                       ----------    ----     --------      --------      --------   --------
Balance, September 30, 2001..........  40,791,501     204      489,948        (1,420)       95,132    583,864
Comprehensive income:
  Net income.........................          --      --           --            --        59,656     59,656
  Minimum pension liability, net.....          --      --           --       (39,432)           --    (39,432)
  Unrealized holding losses on
    investments, net.................          --      --           --          (528)           --       (528)
                                                                                                     --------
         Total comprehensive
           income....................                                                                  19,696
Cash dividends ($1.18 per share).....          --      --           --            --       (48,646)   (48,646)
Common stock issued:
  Direct stock purchase plan.........     505,202       2       10,546            --            --     10,548
  Retirement savings plan............     326,335       2        7,137            --            --      7,139
  Long-term incentive plan...........      50,465      --          579            --            --        579
  Outside directors stock-for-fee
    plan.............................       2,429      --           55            --            --         55
                                       ----------    ----     --------      --------      --------   --------
Balance, September 30, 2002..........  41,675,932    $208     $508,265      $(41,380)     $106,142   $573,235
                                       ==========    ====     ========      ========      ========   ========

          See accompanying notes to consolidated financial statements

                            ATMOS ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED SEPTEMBER 30
                                                            ---------------------------------
                                                              2002        2001        2000
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..............................................  $  59,656   $  56,090   $  35,918
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization:
       Charged to depreciation and amortization...........     81,469      67,664      63,855
       Charged to other accounts..........................      2,452       2,806       3,065
     Deferred income taxes................................     14,509      18,501      18,251
     Other................................................     (3,371)       (979)         --
     Net assets/liabilities from risk management
       activities.........................................     (9,576)     13,881          --
     Gain on sale of non-regulated assets.................         --          --      (5,831)
  Changes in assets and liabilities:
     (Increase) decrease in cash held on deposit in margin
       account............................................     56,474     (62,181)         --
     (Increase) decrease in accounts receivable...........    (12,181)     65,032     (11,260)
     Decrease in inventories..............................      2,272         374       2,037
     Increase in gas stored underground...................     (2,228)     (3,376)    (17,518)
     (Increase) decrease in deferred gas cost.............     32,946      15,440     (31,353)
     (Increase) decrease in other current assets and
       prepayments........................................      2,504      (6,646)     (4,930)
     Increase in deferred charges and other assets........    (33,515)    (12,143)    (13,053)
     Increase (decrease) in accounts payable..............     51,138     (94,769)      8,643
     Increase in taxes payable............................      4,006         791       9,607
     Increase (decrease) in customers' deposits...........     (1,204)      6,078        (909)
     Increase (decrease) in other current liabilities.....     31,393       9,019      (4,866)
     Increase in deferred credits and other liabilities...     19,487       7,413       2,540
                                                            ---------   ---------   ---------
       Net cash provided by operating activities..........    296,231      82,995      54,196
CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures....................................   (132,252)   (113,109)    (75,557)
  Acquisitions............................................    (15,747)   (363,399)    (32,000)
  Retirements of property, plant and equipment, net.......     (1,725)     (1,460)        957
  Assets for leasing activities...........................     (8,511)     (5,377)         --
  Increase in cash from acquisition.......................         --       8,644          --
  Proceeds from sale of assets, net.......................         --       6,625       6,467
                                                            ---------   ---------   ---------
       Net cash used in investing activities..............   (158,235)   (468,076)   (100,133)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term debt..............    (55,456)    (48,800)     81,743
  Net proceeds from issuance of long-term debt............         --     347,099          --
  Repayment of long-term debt.............................    (20,651)    (17,670)    (14,567)
  Cash dividends paid.....................................    (48,646)    (44,112)    (35,995)
  Issuance of common stock................................     18,321      14,405      13,550
  Net proceeds from equity offering.......................         --     142,043          --
                                                            ---------   ---------   ---------
       Net cash provided (used) by financing activities...   (106,432)    392,965      44,731
                                                            ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents......     31,564       7,884      (1,206)
Cash and cash equivalents at beginning of year............     15,263       7,379       8,585
                                                            ---------   ---------   ---------
Cash and cash equivalents at end of year..................  $  46,827   $  15,263   $   7,379
                                                            =========   =========   =========

          See accompanying notes to consolidated financial statements

                            ATMOS ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of business -- Atmos Energy Corporation and its subsidiaries are engaged primarily in the natural gas utility business as well as certain non-regulated businesses. We distribute natural gas through sales and transportation arrangements to approximately 1.4 million residential, commercial, public authority and industrial customers through our five regulated utility divisions: Atmos Energy Colorado-Kansas Division (formerly Greeley Gas Division) in Colorado, Kansas and Missouri; Atmos Energy Kentucky Division (formerly Western Kentucky Gas Division) in Kentucky; Atmos Energy Louisiana Division (formerly Atmos Energy Louisiana Gas Division) in Louisiana; Atmos Energy Mid-States Division (formerly United Cities Gas Division) in Illinois, Tennessee, Iowa, Virginia, Georgia and Missouri; and Atmos Energy Texas Division (formerly Energas Division) in Texas. Such business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which the utility divisions operate. Our shared services unit is located in Dallas, Texas and our customer support centers are located in Amarillo, Texas and Metairie, Louisiana. Our non-utility businesses include various energy service businesses as described below.

     Through Atmos Energy Marketing, L.L.C., we are engaged in gas marketing and energy management services. Atmos Energy Marketing provides gas supply management services to industrial customers, municipalities and local distribution companies including our five regulated utility divisions. Woodward Marketing, L.L.C. and Trans Louisiana Industrial Gas Company, Inc. are wholly-owned subsidiaries of Atmos Energy Marketing.

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

     In addition, our non-utility businesses provide various retail services and own an indirect interest in Heritage Propane Partners as described below.

     We were formerly engaged in the retail and wholesale distribution of propane gas through United Cities Propane Gas, Inc. On February 15, 2000, we entered into an agreement to form a joint venture which combined our propane operations with the propane operations of three other unrelated companies. The combined joint venture was named U.S. Propane, L.P. On June 15, 2000, U.S. Propane, in which we are a 19 percent partner, entered into an agreement to combine its operations with Heritage Holdings, Inc. Upon closing of this transaction, which occurred in August 2000, U.S. Propane owns all of the general partnership interest and approximately 30 percent of the limited partnership interest in Heritage Propane Partners, a publicly traded master limited partnership. Through our ownership in U.S. Propane, we own an approximate six percent interest in Heritage Propane Partners.

     Principles of consolidation -- The accompanying consolidated financial statements include the accounts of Atmos Energy Corporation and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

     Prior to April 1, 2001, we owned a 45 percent interest in Woodward Marketing, L.L.C. and accounted for that ownership using the equity method of accounting for investments. Subsequent to April 1, 2001, we owned 100 percent of Woodward Marketing and have accounted for that ownership on a consolidated basis. See Note 2.

     Subsequent to August 10, 2000, we accounted for our interest in U.S. Propane using the equity method of accounting.

                            ATMOS ENERGY CORPORATION

     Intangible assets -- Intangible assets consist primarily of customer contracts valued at fair market value. These contracts have a gross carrying value of $5.8 million. The weighted average amortization period is 10 years and amortization expense is $0.6 million per year.

     Goodwill -- Total goodwill was $185.0 million and $64.7 million at September 30, 2002 and 2001. Goodwill applicable to the utility segment was $150.3 million and $36.9 at September 30, 2002 and 2001. Goodwill applicable to the natural gas marketing segment was $21.3 million and $15.0 million at September 30, 2002 and 2001. Goodwill applicable to the other non-utility segment was $13.4 million and $12.8 million at September 30, 2002 and 2001. Goodwill applicable to the utility segment resulted from the acquisition of the Louisiana Gas Service Company assets on July 1, 2001 and is not subject to amortization under the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Goodwill applicable to the natural gas marketing segment was amortized over 20 years through September 30, 2001. Effective October 1, 2001, goodwill applicable to the natural gas marketing segment was not amortized under the provisions of SFAS No. 142. The proforma effect of adopting SFAS No. 142 would be to increase net income by $0.3 million in 2001 and $0.1 million in 2000. Under the provisions of SFAS No. 142, we evaluate our goodwill balance annually in our second quarter or as impairment indicators arise. The initial evaluation took place during the second quarter of fiscal 2002. We use a present value technique based on discounted cash flows to estimate the fair value of our reporting groups. No impairment of our goodwill balance was indicated as a result of that evaluation.

     Impairment of Long-Lived Assets -- We periodically evaluate whether events or circumstances have occurred that indicate that other long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected future cash flows. In the event the sum of the expected future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. To date, no impairment has been recognized.

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

     We record regulatory assets which represent assets that are being recovered through customer rates or are probable of being recovered through customer rates. Significant regulatory assets as of September 30, 2002 included merger and integration costs included in deferred charges and other assets and environmental costs of $3.7 million. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. As of September 30, 2002, we had recorded a regulatory liability of $3.3 million for deferred income taxes.

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

     Accounts receivable and allowance for doubtful accounts -- Accounts receivable consist of natural gas sales to residential, commercial, industrial, agricultural and other customers. The allowance for doubtful

                            ATMOS ENERGY CORPORATION
accounts is computed based on the aging of outstanding accounts receivable and historical collections experience and represents in management's opinion, an adequate allowance to provide for probable uncollectable accounts.

     Utility property, plant and equipment -- Utility property, plant and equipment is stated at original cost net of contributions in aid of construction. The cost of additions includes direct construction costs, payroll related costs (taxes, pensions and other fringe benefits), administrative and general costs and an allowance for funds used during construction. (See allowance for funds used during construction below). Major renewals and betterments are capitalized while the costs of maintenance and repairs are charged to expense as incurred. The costs of large projects are accumulated in construction in progress until the project is completed. When the project is completed, tested and placed in service, the balance is transferred to the utility plant in service account included in the rate base and depreciation begins. Property, plant and equipment is depreciated at various rates on a straight-line basis over the estimated useful lives of the assets. The composite rates were 3.8 percent for 2002, 3.7 percent for 2001 and 4.1 percent for 2000. At the time property, plant and equipment is retired, the cost, plus removal expenses less salvage, is charged to accumulated depreciation.

     Allowance for funds used during construction -- Allowance for funds used during construction represents the estimated cost of funds used to finance the construction of major projects. Under regulatory practices, the costs are capitalized and included in rate base for ratemaking purposes when the completed projects are placed in service. Interest expense of $1.3 million and $1.2 million was capitalized in 2002 and 2001. No interest expense was capitalized during 2000.

     Non-utility property, plant and equipment -- Balances are stated at cost and depreciation is generally computed on the straight-line method for financial reporting purposes. The estimated useful lives of our non-utility assets range between 8 and 38 years.

     Gas stored underground -- Net additions of inventory gas to storage and withdrawals of inventory gas from storage are priced using the average cost method for all our utility divisions, except for the Mid-States Division, where it is priced on the first-in first-out method. Gas stored underground and owned by Atmos Pipeline and Storage is priced on the last-in first-out method. Gas in storage that is retained as cushion gas to maintain reservoir pressure is classified as property, plant and equipment and is priced at cost.

     Risk management assets, natural gas marketing segment -- We use storage, transportation and requirements contracts, forwards, over-the-counter and exchange-traded options, futures and swap contracts to conduct our risk management activities. We use the mark-to-market method to account for these activities in accordance with Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities." Under this method, the aforementioned contracts are reflected at fair value, inclusive of future servicing costs and valuation adjustments, with resulting unrealized gains and losses recorded as assets or liabilities from risk management activities on the consolidated balance sheet. Current period changes in the assets and liabilities from risk management activities are recognized as net gains or losses on the consolidated statement of income. Changes in the assets and liabilities from risk management activities result primarily from changes in the valuation of the portfolio of contracts, maturity and settlement of contracts and newly originated transactions. Market prices and models used to value these transactions reflect our best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts. Values are adjusted to reflect the potential impact of liquidating our positions in an orderly manner over a reasonable period of time under present market conditions. Changes in market prices directly affect our estimate of the fair value of these transactions. Certain contracts within this segment are not subject to EITF Issue No. 98-10 and are therefore accounted for on the accrual basis.

     At September 30, 2002, we had net outstanding contracts representing 1.9 Bcf of net notional volumes with average contract maturities of less than two years. These contracts were marked to market. Contracts

                            ATMOS ENERGY CORPORATION
representing 75 percent of the fair value of these contracts are scheduled to mature within one year. Contracts representing 22 percent of the remaining fair value are scheduled to mature within three years.

     Risk management assets, utility segment -- Our divisions have entered into financial instruments for the 2002-2003 heating season. The purpose of entering into these financial instruments is to protect us and our customers from unusually large winter period gas price increases. We use the mark-to-market method as prescribed by Financial Accounting Standard No. 133 "Accounting for Derivatives and Hedging Activities" to account for these activities. In accordance with Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation", current period changes in the assets and liabilities from risk management activities are recorded as deferred gas costs on the consolidated balance sheet due to recoverability in rates. Accordingly, there is no earnings impact as a result of the use of these financial instruments. See Note 15. Upon maturity, the contracts are recognized in purchased gas cost.

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

     Deferred charges and other assets -- Deferred charges and other assets at September 30, 2002 and 2001 include merger and integration costs of $27.0 million and $24.2 million, net of the related reserve for possible non-recovery and accumulated amortization and the indirect investment in Heritage Propane Partners of $22.2 million and $23.8 million in 2002 and 2001. Also included in deferred charges and other assets are assets of our qualified defined benefit retirement plans in excess of the plans' obligations of none and $44.4 million, assets related to the nonqualified retirement plans of $27.7 million and $25.1 million, unamortized debt acquisition expense of $8.9 million and $9.7 million, prepaid weather insurance premiums of $8.8 million and $8.8 million, long-term receivable on leased assets of $8.8 million and $9.8 million and deferred asset projects of $6.6 million and $12.6 million at September 30, 2002 and 2001.

     Deferred credits and other liabilities -- Deferred credits and other liabilities at September 30, 2002 and 2001 include customer advances for construction of $12.0 million and $11.7 million; net additional minimum pension liability related to our qualified defined benefit retirement plan of $15.7 million and none; obligations under other postretirement benefits of $39.5 million and $38.1 million; and obligations under our nonqualified retirement plans of $38.0 million and $34.2 million.

     Pension and Other Postretirement Plans -- Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized. The assumed return on plan assets is based on management's expectation of the long-term return on plan assets portfolio. The discount rate used to compute the present value of plan liabilities is based generally on rates of high grade corporate bonds with maturities similar to the average period over which benefits will be paid. At September 30, 2002 and 2001, prepaid pension assets were $47.9 million and $44.4 million. At September 30, 2002, we recorded an additional minimum pension liability of $63.6 million resulting in a net pension liability of $15.7 million which is included in deferred credits and other liabilities on the consolidated balance sheet. At September 30, 2001,

                            ATMOS ENERGY CORPORATION
no minimum pension liability was required and the prepaid pension assets were included in deferred charges and other assets on the consolidated balance sheet.

     Earnings per share -- The calculation of basic earnings per share is based on net income divided by the weighted average number of common shares outstanding. The calculation of diluted earnings per share is based on net income divided by the weighted average number of shares outstanding plus the dilutive shares related to the United Cities' Long-term Stock Plan, the Long-Term Incentive Plan and Atmos' Restricted Stock Grant Plan.

     Comprehensive income -- In 1999, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires reporting of comprehensive income and its components (revenues, expenses, gains and losses) in any complete presentation of general purpose financial statements. Comprehensive income describes all changes, except those resulting from investments by owners and distributions to owners, in the equity of a business enterprise from transactions and other events including, as applicable, foreign-currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. While the primary component of comprehensive income is our reported net income, the other components of comprehensive income relate to unrealized gains and losses associated with certain investments held as available for sale and minimum pension liability adjustments.

     The following table presents the components of other comprehensive income
(loss) and the related tax effect for the years ended September 30, 2002, 2001 and 2000:

                                                            2002      2001      2000
                                                          --------   -------   ------
                                                                (IN THOUSANDS)
Unrealized holding gains (losses) on investments........  $   (840)  $(5,845)  $2,106
Minimum pension liability...............................   (63,600)       --       --
                                                          --------   -------   ------
                                                           (64,440)   (5,845)   2,106
Tax expense (benefit)...................................   (24,480)   (2,160)     758
                                                          --------   -------   ------
Other comprehensive income (loss).......................  $(39,960)  $(3,685)  $1,348
                                                          ========   =======   ======

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

     Weather insurance and hedges -- In June 2001, we purchased a three year weather insurance policy with an option to cancel in the third year. We will receive a refund of a portion of the cost of the policy if we cancel in the third year. The policy is for our Texas and Louisiana operations and covers the entire heating season of October to March beginning with the 2001-2002 heating season. The cost of the three year policy was $13.2 million which was prepaid and is being amortized over the appropriate heating seasons based on degree days. The insurance is designed to protect against weather that is at least seven percent warmer than normal for the entire heating season. During the 2001-2002 heating season, weather was not at least seven percent warmer than normal resulting in no claim having been filed under the insurance policy. Only the amortization of $4.4 million of premiums was recognized during the heating season.

     In July 2000, we entered into an agreement to purchase weather hedges for our Texas and Louisiana operations effective for the 2000-2001 heating season. The hedges were designed to help mitigate the effects of weather that was at least seven percent warmer than normal in both Texas and Louisiana while preserving any upside. The cost of the weather hedges was approximately $4.9 million which was amortized over the 2000-

                            ATMOS ENERGY CORPORATION

2001 heating season. No income was recognized for the 2000-2001 heating season for these weather hedges due to the colder than normal weather. The cost of the weather hedges was more than offset by the positive effects of colder weather on our gross profit.

     Recently issued accounting standards not yet adopted -- In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe that the impact of adopting SFAS No. 143 will not be material. This conclusion was based on the perpetual nature of our franchise agreements and on our experience in the businesses in which we operate.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We believe that the impact of adopting SFAS No. 144 will not be material.

     At its October 2002 meeting, the Emerging Issues Task Force rescinded EITF Issue Nos. 98-10 and 00-17. The impact on Atmos Energy Marketing will be to discontinue mark-to-market accounting of our sales, storage and transportation contracts and our natural gas storage inventory. Any cumulative effect of this change in accounting will depend on the number and valuation of our sales, storage and transportation contracts and our natural gas storage inventory level and valuation at the time we adopt the new rules. The consensus to rescind EITF Issue No. 98-10 is effective for all new contracts entered into (and physical inventory purchased or produced) after October 25, 2002. The consensus is effective for fiscal periods beginning after December 15, 2002 for energy trading and energy-related contracts that existed on or before October 25, 2002 that remain in effect at the date the consensus is initially applied. We are currently evaluating the impact of this rescission on our financial condition, results of operations and cash flows.

     Reclassifications -- Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  ACQUISITIONS

  ACQUISITION OF REMAINING EQUITY INTEREST IN WOODWARD MARKETING

     In April 2001, we acquired from Woodward Marketing, Inc. the 55 percent interest in Woodward Marketing, L.L.C. that we did not already own in exchange for 1,423,193 restricted shares of our common stock. The consideration is subject to a potential upward adjustment, based on our share price, of up to 232,547 shares plus an amount of shares to compensate for dividends paid after the completion of the acquisition. The adjustment period expires on March 31, 2006. The pro forma effects for the fiscal year ended September 30, 2001 of combining 100 percent of Woodward Marketing's results of operations with Atmos' consolidated results of operations would have been a $17.9 million increase in gas trading margin to $18.4 million, elimination of the $8.1 million equity in earnings of Woodward Marketing, a $6.2 million increase in net income to $62.3 million and a $.13 increase in diluted earnings per share to $1.60.

     Such pro forma effects for the fiscal year ended September 30, 2000 would have been a $16.2 million increase in gas trading margin to $16.2 million, elimination of the $7.3 million equity in earnings of Woodward Marketing, a $5.7 million increase in net income to $41.2 million and a $.12 increase in diluted earnings per share to $1.26.

                            ATMOS ENERGY CORPORATION

     The acquisition enabled us to control Woodward Marketing's future direction and strategies. Since April 1, 2001, 100 percent of Woodward Marketing's operations have been consolidated with our operations.

     The following table summarizes the fair market value of Woodward Marketing's assets as of April 1, 2001, in thousands:

Net property, plant and equipment...........................  $   1,649
Current assets..............................................    128,386
Other intangible assets.....................................        250
Goodwill....................................................     12,310
Deferred charges and other assets...........................         22
                                                              ---------
          Total assets acquired.............................    142,617
Current liabilities.........................................   (102,997)
Noncurrent liabilities......................................       (856)
Value of 45 percent already owned...........................    (12,107)
                                                              ---------
          Net assets acquired...............................  $  26,657
                                                              =========

     Other intangible assets represent the fair market value of non-compete contracts. The cost assigned to these contracts is being amortized over 10 years. The value assigned to goodwill was based on our belief that ownership of 100 percent of Woodward Marketing would enable us to exercise greater control over Woodward Marketing's operation, thereby increasing its value. The goodwill amount is applicable to our Natural Gas Marketing segment. We expect that the goodwill amount will not be deductible for tax purposes.

  ACQUISITION OF NATURAL GAS OPERATIONS IN LOUISIANA

     Effective July 1, 2001, we acquired the assets of Louisiana Gas Service Company and LGS Natural Gas Company for $363.4 million. The acquired assets provide natural gas distribution service through approximately 279,000 residential and commercial meters in southeastern and northern Louisiana. The service territory includes the suburban areas of metropolitan New Orleans (excluding Orleans Parish), the north shore of Lake Pontchartrain and the Monroe/West Monroe metropolitan area. The non-utility operations include a natural gas marketing company and an intrastate pipeline company which provides gas transportation service to industrial customers in Louisiana and to the acquired assets.

     The acquisition increased the size of our operations in Louisiana and allowed us to achieve certain synergies and cost savings by combining the acquired operations with our existing Louisiana operations. Beginning in July 2001, results of operations of the Louisiana Gas Service assets have been consolidated with our results of operations.

                            ATMOS ENERGY CORPORATION

     The following table summarizes the fair market values of the assets acquired and liabilities assumed as of July 1, 2001, in thousands:

Net property, plant and equipment...........................   $313,251
Current assets..............................................     31,423
Other intangible assets.....................................     11,200
Goodwill....................................................     49,793
Noncurrent assets from risk management activities...........      5,355
Deferred charges and other assets...........................        958
                                                               --------
          Total assets acquired.............................    411,980
Current liabilities.........................................    (45,972)
Noncurrent liabilities......................................     (2,609)
                                                               --------
          Net assets acquired...............................   $363,399
                                                               ========

     Other intangible assets represent the fair market value of industrial customer contracts and are being amortized over 10 years. The value assigned to goodwill was based on our belief that the acquisition of the Louisiana Gas assets will enable us to realize cost savings in the state of Louisiana when combined with our existing Louisiana operations. The amount assigned to goodwill was increased from $49.8 million in fiscal 2001 to $162.5 million in fiscal 2002. The revised amount was based on additional information acquired during 2002 about the regulated rate base of the acquired assets and the value assigned to other intangible assets. At September 30, 2002, goodwill was assigned $144.2 million to our utility segment, $5.8 million to our natural gas marketing segment and $12.5 million to our other non-utility segment. We expect the entire goodwill amount to be deductible for tax purposes.

     The pro forma effects for the fiscal year ended September 30, 2001 of combining the results of operations of the Louisiana Gas assets with our consolidated results of operations were a $306.2 million increase in operating revenues to $1.7 billion, a $24.2 million decrease in net income to $31.9 million and a $.64 decrease in diluted earnings per share to $.83.

     Such pro forma effects for the fiscal year ended September 30, 2000 were a $186.1 million increase in operating revenues to $1.0 billion, a $6.9 million decrease in net income to $29.0 million and a $.22 decrease in diluted earnings per share to $.92.

  PENDING ACQUISITION OF MISSISSIPPI VALLEY GAS COMPANY

     In September 2001, we entered into a definitive agreement to acquire Mississippi Valley Gas Company, a privately held natural gas utility. This acquisition will be accounted for as a purchase and will be acquired using $75.0 million in cash and the issuance of $75.0 million of our common stock. We will also repay Mississippi Valley Gas' outstanding long-term debt of approximately $45.0 million. Mississippi Valley Gas provides natural gas distribution service to approximately 261,500 residential, commercial, industrial and other customers located primarily in the northern and central regions of Mississippi. Mississippi Valley Gas has two underground storage facilities with 2.05 Bcf of working gas capacity. On October 31, 2002, we announced that we had received approval from the Mississippi Public Service Commission to acquire Mississippi Valley Gas. The transaction had previously received federal regulatory approval and approvals from the six other state utility commissions that require approval. We expect to close the acquisition in December 2002.

                            ATMOS ENERGY CORPORATION

3.  DEBT

  LONG-TERM DEBT

     Long-term debt at September 30, 2002 and 2001 consisted of the following:

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Unsecured 11.2% Senior Notes, due 2002, payable in annual
  installments of $2,000....................................  $  2,000   $  4,000
Unsecured 9.76% Senior Notes, due 2004, payable in annual
  installments of $3,000....................................     9,000     12,000
Unsecured 9.57% Senior Notes, due 2006, payable in annual
  installments of $2,000....................................     8,000     10,000
Unsecured 7.95% Senior Notes, due 2006, payable in annual
  installments of $1,000....................................     4,000      5,000
Unsecured 10% Notes, due 2011...............................     2,303      2,303
Unsecured 7.375% Senior Notes, due 2011.....................   350,000    350,000
Unsecured 8.07% Senior Notes, due 2006, payable in annual
  installments of $4,000 beginning 2002.....................    20,000     20,000
Unsecured 8.26% Senior Notes, due 2014, payable in annual
  installments of $1,818 beginning 2004.....................    20,000     20,000
Medium term notes
  Series A, 1995-1, 6.67%, due 2025.........................    10,000     10,000
  Series A, 1995-2, 6.27%, due 2010.........................    10,000     10,000
Unsecured 6.75% Debentures, due 2028........................   150,000    150,000
First Mortgage Bonds
  Series J, 9.40% due 2021..................................    17,000     17,000
  Series P, 10.43% due 2017.................................    16,250     18,750
  Series Q, 9.75% due 2020..................................    18,000     19,000
  Series R, 11.32% due 2004.................................     4,300      6,440
  Series T, 9.32% due 2021..................................    18,000     18,000
  Series U, 8.77% due 2022..................................    20,000     20,000
  Series V, 7.50% due 2007..................................    10,000     10,000
Rental property, propane and other term notes due in
  installments through 2013.................................     3,590     10,601
                                                              --------   --------
          Total long-term debt..............................   692,443    713,094
Less current maturities.....................................   (21,980)   (20,695)
                                                              --------   --------
                                                              $670,463   $692,399
                                                              ========   ========

     Most of the Senior Notes and First Mortgage Bonds contain provisions that allow us to prepay the outstanding balance in whole at any time, subject to a prepayment premium. The Senior Note agreements and First Mortgage Bond indentures provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after December 31, 1988 may not exceed the sum of accumulated net income for periods after December 31, 1988 plus $15.0 million. At September 30, 2002, approximately $67.7 million of retained earnings was unrestricted.

                            ATMOS ENERGY CORPORATION

     As of September 30, 2002, all of the Colorado-Kansas Division utility plant assets with a net book value of approximately $184.8 million were subject to a lien under the 9.4 percent Series J First Mortgage Bonds assumed by us in the acquisition of Greeley Gas Company. Also, substantially all of the Mid-States Division utility plant assets, totaling $328.8 million, were subject to a lien under the Indenture of Mortgage of the Series P through V First Mortgage Bonds.

     Based on the borrowing rates currently available to us for debt with similar terms and remaining average maturities, the fair value of long-term debt at September 30, 2002 and 2001 is estimated, using discounted cash flow analysis, to be $775.5 million and $709.9 million.

     Maturities of long-term debt at September 30, 2002 were as follows (in thousands):

2003........................................................  $ 21,980
2004........................................................    18,766
2005........................................................    16,196
2006........................................................    14,259
2007........................................................    11,507
Thereafter..................................................   609,735
                                                              --------
                                                              $692,443
                                                              ========

  SHORT-TERM DEBT

     At September 30, 2002, short-term debt consisted of $132.7 million of commercial paper and $13.1 million outstanding under bank credit facilities. At September 30, 2001, short-term debt was composed of $171.0 million of commercial paper and $30.2 million outstanding under bank credit facilities. The weighted average interest rate on short-term borrowings outstanding was 2.3 percent and
4.0 percent at September 30, 2002 and 2001.

  Committed credit facilities

     We have short-term committed credit facilities totaling $318.0 million. One short-term unsecured credit facility is for $300.0 million and serves as a backup liquidity facility for our commercial paper program. Our commercial paper is rated A-2 by Standard and Poor's, P-2 by Moody's and F-2 by Fitch. At September 30, 2002, $132.7 million of commercial paper was outstanding. At September 30, 2001, $171.0 million of commercial paper was outstanding. We have a second credit facility in place for $18.0 million. At September 30, 2002, $13.1 million was outstanding under this credit facility. At September 30, 2001, $2.2 million was outstanding under this credit facility. These credit facilities are negotiated at least annually and are used for working capital purposes.

  Uncommitted credit facilities

     Our Woodward Marketing subsidiary has an uncommitted demand credit facility for $210.0 million which is used for its non-utility business. Atmos Energy Holdings, Inc., our wholly-owned subsidiary, is the sole guarantor of all amounts outstanding under this facility. At September 30, 2002, there were no amounts outstanding under this credit facility. Related letters of credit totaling $41.0 million reduced the amount available under this facility. This facility is used for working capital purposes. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to Woodward Marketing under this credit facility at September 30, 2002 was $59.0 million. During the quarter ended September 30, 2002, Woodward was not in

                            ATMOS ENERGY CORPORATION
technical compliance with certain of the covenants contained in this uncommitted demand credit facility. Woodward has obtained waivers for the periods of non-compliance.

     We also have an unsecured short-term uncommitted credit line for $20.0 million. There were no borrowings under this uncommitted credit facility at September 30, 2002. At September 30, 2001, we had unsecured short-term uncommitted credit lines from two banks totaling $40.0 million of which there were no amounts outstanding. This uncommitted line is renewed or renegotiated at least annually with varying terms and we pay no fee for the availability of the line. Borrowings under this line are made on a when- and as-available basis at the discretion of the bank.

     In addition, Woodward Marketing has up to $100.0 million available from Atmos Energy Holdings for its non-utility business. At September 30, 2002, $20.0 million was outstanding. Any outstanding amounts under the Atmos Energy Holdings facility are subordinated to Woodward Marketing's $210.0 million uncommitted demand credit facility described above. This intercompany loan is eliminated in the consolidated financial statements.

     On October 7, 2002, we entered into a $150.0 million short-term unsecured committed credit facility. This credit facility will be used to provide initial funding for the cash portion of the Mississippi Valley Gas acquisition and to refinance Mississippi Valley Gas' existing debt.

4.  INCOME TAXES

     The components of income tax expense for 2002, 2001 and 2000 were as follows:

                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Current
  Federal...............................................  $17,638   $13,624   $    --
  State.................................................    3,575     2,189     2,500
Deferred
  Federal...............................................   12,964    14,971    18,611
  State.................................................    1,420     3,013      (345)
Investment tax credits..................................     (417)     (429)     (447)
                                                          -------   -------   -------
                                                          $35,180   $33,368   $20,319
                                                          =======   =======   =======

                            ATMOS ENERGY CORPORATION

     Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that give rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 2002 and 2001 are presented below:

                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Costs expensed for book purposes and capitalized for tax
     purposes...............................................  $   2,398   $   1,269
  Accruals not currently deductible for tax purposes........      3,968       4,527
  Customer advances.........................................      4,578       4,443
  Nonqualified benefit plans................................     14,325      11,098
  Postretirement benefits...................................     22,153      21,638
  Unamortized investment tax credit.........................        902       1,049
  Regulatory liabilities....................................      1,328       1,396
  Tax net operating loss and credit carryforwards...........      6,377      13,154
  Other, net................................................      9,201       9,801
                                                              ---------   ---------
          Total deferred tax assets.........................     65,230      68,375
Deferred tax liabilities:
  Difference in net book value and net tax value of
     assets.................................................   (194,573)   (171,734)
  Pension funding...........................................      6,450     (16,010)
  Gas cost adjustments......................................      6,464       4,670
  Regulatory assets.........................................     (3,154)     (3,153)
  Cost capitalized for book purposes and expensed for tax
     purposes...............................................     (7,717)     (8,387)
  Other, net................................................     (7,240)    (12,695)
                                                              ---------   ---------
          Total deferred tax liabilities....................   (199,770)   (207,309)
                                                              ---------   ---------
Net deferred tax liabilities................................  $(134,540)  $(138,934)
                                                              =========   =========
SFAS No. 109 deferred accounts for rate regulated
  entities..................................................  $   1,704   $   1,327
                                                              =========   =========

     Reconciliations of the provisions for income taxes computed at the statutory rate to the reported provisions for income taxes for 2002, 2001 and 2000 are set forth below:

                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Tax at statutory rate of 35%............................  $33,193   $31,310   $19,683
Common stock dividends deductible for tax reporting.....     (707)     (857)     (774)
State taxes (net of federal benefit)....................    3,489     3,652     1,677
Other, net..............................................     (795)     (737)     (267)
                                                          -------   -------   -------
Provision for income taxes..............................  $35,180   $33,368   $20,319
                                                          =======   =======   =======

     We have tax credit carryforwards amounting to $6.1 million, the majority of which represent alternative minimum tax credits which do not expire. The remaining tax credit carryforwards will expire at varying times between 2011 and 2018. We also have net operating loss carryforwards for state income tax purposes amounting to $0.3 million which expire at varying times depending on the jurisdiction in which the net operating loss was generated.

                            ATMOS ENERGY CORPORATION

5.  CONTINGENCIES

  LITIGATION

  Colorado-Kansas Division

     On September 23, 1999, a suit was filed in the District Court of Stevens County, Kansas, by Quinque Operating Company, Tom Boles and Robert Ditto, against more than 200 companies in the natural gas industry including us and our Colorado-Kansas Division. The plaintiffs, who purport to represent a class consisting of gas producers, royalty owners, overriding royalty owners, working interest owners and state taxing authorities, accuse the defendants of underpaying royalties on gas taken from wells situated on non-federal and non-Indian lands throughout the United States and offshore waters predicated upon allegations that the defendants' gas measurements are simply inaccurate and that the defendants failed to comply with applicable regulations and industry standards over the last 25 years. Although the plaintiffs do not specifically allege an amount of damages, they contend that this suit was brought to recover billions of dollars in revenues that the defendants have allegedly unlawfully diverted from the plaintiffs to themselves. On April 10, 2000, this case was consolidated for pre-trial proceedings with other similar pending litigation in federal court in Wyoming in which we are also a defendant along with over 200 other defendants in the case of In Re Natural Gas Royalties Quitam Litigation. In January 2001, the federal court elected to remand this case back to the Kansas state court. A reconsideration of remand was filed, but it was denied. The state court now has jurisdiction over this proceeding and has issued a preliminary case management order. We believe that the plaintiffs' claims are lacking in merit, and we intend to vigorously defend this action. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows.

  Texas Division

     On May 18, 2001, a suit was filed in the 99th District Court of Lubbock County, Texas, by the City of Lubbock, Texas, and the West Texas Municipal Agency against Stewart & Stevenson Energy Products, Inc., a division of GE Packaged Power, Inc. ("GE") and our Texas Division. The action arose out of (i) the construction and installation of a gas-fired electric generating facility designed and installed by GE and (ii) the natural gas pipeline, which provides natural gas to the facility, that was designed and installed by our Texas Division. This suit was settled in October 2002.

     On February 13, 2002, a suit was filed in the 287th District Court of Parmer County, Texas by Anderson Brothers, a Partnership, against Atmos Energy Corporation, et al. The plaintiffs' claims arise out of an alleged breach of contract by us and by a number of our divisions and subsidiaries concerning the sale of natural gas used in irrigation activities since 1998 and an alleged violation of the Texas Agricultural Gas Users Act of 1985. The Court has ruled proper venue to be in Parmer County, Texas. We have been responding to numerous discovery requests from the plaintiffs. We have also filed suit in Travis County, Texas to have the Texas Agricultural Gas Users Act of 1985 declared unconstitutional. The plaintiffs seek class action status and to recover unspecified damages plus attorney's fees. We have denied any liability and intend to vigorously defend against the plaintiffs' claims. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows.

     We are a plaintiff in the case styled Energas Company, a Division of Atmos Energy Corporation v. ONEOK Energy Marketing and Trading Company, L.P., ONEOK Westex Transmission, Inc. and ONEOK Energy Marketing and Trading Company II, filed in December 2001, pending in the District Court of Lubbock County, Texas, 72nd Judicial District. In this case, we are seeking to collect our receivable related to approximately 5.0 Bcf of natural gas that we believe was not delivered. We believe the receivable is fully recoverable.

                            ATMOS ENERGY CORPORATION

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

  ENVIRONMENTAL MATTERS

  Manufactured Gas Plant Sites

     The Mid-States Division is the owner or previous owner of manufactured gas plant sites in Johnson City and Bristol, Tennessee and Hannibal, Missouri which were used to supply gas prior to availability of natural gas. The gas manufacturing process resulted in certain by-products and residual materials including coal tar. The manufacturing process used by our predecessors was an acceptable and satisfactory process at the time such operations were being conducted. Under current environmental protection laws and regulations, we may be responsible for response actions with respect to such materials if response actions are necessary.

     United Cities Gas Company and the Tennessee Department of Environment and Conservation entered into a consent order effective January 23, 1997, to facilitate the investigation, removal and remediation of the Johnson City site. United Cities Gas Company began the implementation of the consent order in the first quarter of 1997 which continued through September 30, 2002. The investigative phase of the work at the site has been completed. An interim removal action was completed in June 2001. We have completed a risk assessment report which is currently under review by the Tennessee Department of Environment and Conservation. The Tennessee Regulatory Authority granted United Cities Gas Company permission to defer, until its next rate case, all costs incurred in Tennessee in connection with state and federally mandated environmental control requirements.

     In March 2002, the Tennessee Department of Environment and Conservation contacted us about conducting an investigation at the former manufactured gas plant located in Bristol, Tennessee. We agreed to perform a preliminary investigation at the site which was completed in June 2002. The investigation identified manufactured gas plant residual materials in the soil beneath the site and we have proposed performing a removal action to remove any such residuals in the first quarter of fiscal 2003. The Tennessee Department of

                            ATMOS ENERGY CORPORATION

Environment and Conservation has requested that the removal action be conducted pursuant to a voluntary agreement and we are currently preparing a draft agreement.

     On July 22, 1998, we entered into an Abatement Order on Consent with the Missouri Department of Natural Resources addressing the former manufactured gas plant located in Hannibal, Missouri. Through our Mid-States Division, we agreed to perform a removal action, a subsequent site evaluation and to reimburse the response costs incurred by the state of Missouri in connection with the property. The removal action was conducted and completed in August 1998 and the site evaluation field work was conducted in August 1999. A risk assessment for the site has been completed and is currently under review by the Missouri Department of Natural Resources. In preparation for the risk assessment, we executed and recorded certain site use limitations including restricting use of the site to commercial and industrial purposes and prohibiting the withdrawal of groundwater for use as drinking water. On March 9, 1999, the Missouri Public Service Commission issued an Order authorizing us to defer the costs associated with this site until March 9, 2001. A renewal of the Order has been requested. The matter is still pending before the Commission.

     As of September 30, 2002, we had incurred costs of approximately $1.1 million for the investigations of the Johnson City and Bristol, Tennessee and Hannibal, Missouri sites and had a remaining accrual relating to these sites of $0.6 million.

  Mercury Contamination Sites

     We have completed investigation and remediation activities pursuant to Consent Orders between the Kansas Department of Health and Environment and United Cities Gas Company. The Orders provided for the investigation and remediation of mercury contamination at gas pipeline sites which utilize or formerly utilized mercury meter equipment in Kansas. The Final Interim Characterization and Remediation Report has been submitted to the Kansas Department of Health. We have amended the Orders with the Kansas Department of Health to include all mercury meters that belonged to our Colorado-Kansas Division before the merger with United Cities Gas Company on July 31, 1997. All work on these sites will be completed in fiscal 2003.

     As of September 30, 2002, we had incurred costs of $0.1 million for these sites and had a remaining accrual of $0.3 million for recovery. The Kansas Corporation Commission has authorized us to defer these costs and seek recovery in a future rate case.

     We are a party to other environmental matters and claims, including those discussed above, that arise in the ordinary course of our business. While the ultimate results of response actions to these environmental matters and claims cannot be predicted with certainty, we believe the final outcome of such response actions will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that the expenditures related to such response actions will either be recovered through rates, shared with other parties or covered by adequate insurance.

6.  COMMON STOCK AND STOCK OPTIONS

  SHAREHOLDERS' RIGHTS PLAN

     We have a Rights Agreement under which each right ("Right") will entitle the holder thereof, until May 10, 2008 or the date of redemption of the Rights, to buy 1/10 of one share of Common Stock of Atmos at the exercise price of $8.00, subject to adjustment. At no time will the Rights have any voting rights. The exercise price payable and the number of shares of Common Stock or other securities or property issuable upon exercise of the Rights are subject to adjustment from time to time to prevent dilution. At the date upon which the rights become separate from our Common Stock (the "Distribution Date"), we will issue one right with each share of Common Stock that becomes outstanding so that all shares of Common Stock will have

                            ATMOS ENERGY CORPORATION
attached Rights. After the Distribution Date, we may issue Rights when we issue Common Stock if the Board deems such issuance to be necessary or appropriate.

     The Rights will separate from the Common Stock and a Distribution Date will occur upon the occurrence of certain events specified in the Rights Agreement, including but not limited to, the acquisition by certain persons of at least 15 percent of the beneficial ownership of our Common Stock. The Rights have certain anti-takeover effects and may cause substantial dilution to a person or entity that attempts to acquire the Company on terms not approved by the Board of Directors except pursuant to an offer conditioned upon a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors because, prior to the time that the Rights become exercisable or transferable, the Rights may be redeemed by us at $.01 per Right.

  SHARES ISSUED UNDER VARIOUS PLANS

     The following table presents the number of shares issued under our various plans in 2002 and 2001, as well as the number of shares available for future issuance at September 30, 2002.

                                                                         SHARES AVAILABLE
                                                       SHARES ISSUED     FOR ISSUANCE AT
                                                     -----------------    SEPTEMBER 30,
                                                      2002      2001           2002
                                                     -------   -------   ----------------
Restricted Stock Grant Plan........................       --        --        732,750
Retirement Savings Plan............................  326,335   225,945        608,729
Direct Stock Purchase Plan.........................  505,202   411,159        869,536
Outside Directors Stock-For-Fee Plan...............    2,429     2,152         33,356
United Cities Long-Term Stock Plan.................       --    15,300        168,550
Long-Term Incentive Plan...........................   50,465    17,172      2,374,757
Equity Incentive and Deferred Compensation Plan for
  Non-Employee Directors...........................       --     2,740        147,260

  RESTRICTED STOCK GRANT PLAN

     Our Restricted Stock Grant Plan for management and key employees of the Company, which became effective October 1, 1987 and was amended and restated in February 1998, provides for awards of common stock that are subject to certain restrictions. The Restricted Stock Grant Plan is administered by the Board of Directors. The members of the Board who are not employees of Atmos make the final determinations regarding participation in the Plan, awards under the Plan and restrictions on the restricted stock awarded. The restricted stock may consist of previously issued shares purchased on the open market or shares issued directly from us. During 1998, we increased the number of shares of our common stock that may be issued under the Restricted Stock Grant Plan by 650,000 shares. Compensation expense of $0.8 million, $1.1 million and $2.3 million was recognized in 2002, 2001 and 2000 in connection with the vesting of shares awarded under the Plan. Effective in February 2002, no additional shares of Restricted Stock will be granted under this Plan.

  RETIREMENT SAVINGS PLAN

     Prior to January 1, 1999, we had an Employee Stock Ownership Plan and the Mid-States Division had a 401(k) savings plan. The Employee Stock Ownership Plan was amended effective January 1, 1999, as is more fully discussed in Note 7. Effective March 1, 2002, the Employee Stock Ownership Plan was renamed the Atmos Energy Corporation Retirement Savings Plan and Trust.

                            ATMOS ENERGY CORPORATION

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

  United Cities Long-Term Stock Plan

     Prior to the merger with Atmos, certain United Cities Gas Company officers and key employees participated in the United Cities Long-Term Stock Plan implemented in 1989. At the time of the merger on July 31, 1997, Atmos adopted this plan by registering a total of 250,000 shares of Atmos stock to be issued under the Long-Term Stock Plan for the Mid-States Division. Under this plan, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or any combination thereof may be granted to officers and key employees of the Mid-States Division. Options granted under the plan become exercisable at a rate of 20 percent per year and expire 10 years after the date of grant. During 2002, no options were exercised under the plan. At September 30, 2002, there were 19,300 options outstanding, all of which were fully vested. No incentive stock options, nonqualified stock options, stock appreciation rights or restricted stock have been granted under the plan since 1996. Because of the limited activities of this plan, the pro forma effects of applying Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" would have less than a $.01 per diluted share effect on earnings per share or $4,030, $4,764 and $8,580 for 2002, 2001 and 2000.

                            ATMOS ENERGY CORPORATION

  Long-Term Incentive Plan

     On August 12, 1998, the Board of Directors approved and adopted the 1998 Long-Term Incentive Plan, which became effective October 1, 1998 after approval by the shareholders of Atmos. An amendment to this plan increasing the share reserve by 2,500,000 shares was amended by the shareholders at its annual meeting on February 13, 2002. The Long-Term Incentive Plan represents a part of our Total Rewards strategy which we developed as a result of a study we conducted of all employee, executive and non-employee director compensation and benefits. The Long-Term Incentive Plan is a comprehensive, long-term incentive compensation plan providing for discretionary awards of incentive stock options, non-qualified stock options, stock appreciation rights, bonus stock, restricted stock and performance-based stock to help attract, retain and reward employees and non-employee directors of Atmos and its subsidiaries.

     We are authorized to grant awards for up to a maximum of 4,000,000 shares of common stock under the Long-Term Incentive Plan subject to certain adjustment provisions. To date only non-qualified stock options have been issued. The option price is equal to the market price of our stock at the date of grant. The stock options expire 10 years from the date of the grant and options vest annually over a service period ranging from one to three years. At September 30, 2002, we had 1,557,606 options outstanding under the Long- Term Incentive Plan at an exercise price ranging from $14.68 to $25.66.

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued. This statement established a fair value-based method of accounting for employee stock options or similar equity instruments and encourages, but does not require, all companies to adopt that method of accounting for all of their employee stock compensation plans. SFAS No. 123 allows companies to continue to measure compensation cost for employee stock options or similar equity instruments using the intrinsic value method of accounting described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". We have elected to continue using the intrinsic value method as prescribed by APB No.
25. Under this method, no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.

     A summary of activity for grants of stock options under the Long-Term Incentive Plan follows:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                              NUMBER OF   EXERCISE
                                                               OPTIONS     PRICE
                                                              ---------   --------
Outstanding -- September 30, 1999...........................    325,000    $24.43
  Granted...................................................    379,500     16.03
  Exercised.................................................         --        --
  Forfeited.................................................    (46,000)    22.03
                                                              ---------
Outstanding -- September 30, 2000...........................    658,500     19.76
                                                              ---------
  Granted...................................................    439,500     23.45
  Exercised.................................................    (17,172)    15.82
  Forfeited.................................................    (71,498)    19.86
                                                              ---------
Outstanding -- September 30, 2001...........................  1,009,330     21.43
                                                              ---------
  Granted...................................................    607,877     22.35
  Exercised.................................................    (19,102)    16.69
  Forfeited.................................................    (40,499)    20.53
                                                              ---------
Outstanding -- September 30, 2002...........................  1,557,606    $21.87
                                                              =========

                            ATMOS ENERGY CORPORATION

     Information about outstanding and exercisable options under the Long-Term Incentive Plan, as of September 30, 2002, follows:

                                          OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                   ----------------------------------   --------------------
                                                WEIGHTED
                                                 AVERAGE
                                                REMAINING    WEIGHTED               WEIGHTED
                                               CONTRACTUAL   AVERAGE                AVERAGE
                                   NUMBER OF      LIFE       EXERCISE   NUMBER OF   EXERCISE
RANGE OF EXERCISE PRICES            OPTIONS    (IN YEARS)     PRICE      OPTIONS     PRICE
------------------------           ---------   -----------   --------   ---------   --------
$14.68 to $17.49.................    246,562       7.4        $15.63     133,562     $15.62
$17.50 to $20.24.................     32,000       7.9        $19.84      21,333     $19.84
$20.25 to $22.99.................    627,877       9.3        $22.30      10,667     $21.66
$23.00 to $25.66.................    651,167       7.7        $23.91     367,167     $24.18
$14.68 to $25.66.................  1,557,606       8.3        $21.87     532,729     $21.81

     A summary of outstanding options under the Long-Term Incentive Plan that are fully exercisable follows:

                                                                             WEIGHTED
                                                              NUMBER OF      AVERAGE
                                                               OPTIONS    EXERCISE PRICE
                                                              ---------   --------------
Exercisable -- September 30, 2000...........................    90,503        $24.43
Exercisable -- September 30, 2001...........................   285,448        $21.37
Exercisable -- September 30, 2002...........................   532,729        $21.81

     The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2002.

                                                                                     NUMBER OF
                                                                                    SECURITIES
                                                                                     REMAINING
                                                 NUMBER OF         WEIGHTED-       AVAILABLE FOR
                                              SECURITIES TO BE      AVERAGE       FUTURE ISSUANCE
                                                ISSUED UPON      EXERCISE PRICE    UNDER EQUITY
                                                EXERCISE OF            OF          COMPENSATION
                                                OUTSTANDING       OUTSTANDING     PLANS EXCLUDING
                                                  OPTIONS,          OPTIONS,        SECURITIES
                                                WARRANTS AND      WARRANTS AND     REFLECTED IN
                                                   RIGHTS            RIGHTS         COLUMN (A)
                                              ----------------   --------------   ---------------
                                                    (A)               (B)               (C)
Equity compensation plans approved by
  security holders:
Long-Term Incentive Plan....................     1,557,606           $21.87          2,374,757
United Cities Long-Term Stock Plan..........        19,300           $15.76            168,550
                                                 ---------           ------          ---------
Total equity compensation plans approved by
  security holders..........................     1,576,906           $21.79          2,543,307
                                                 ---------           ------          ---------
Equity compensation plans not approved by
  security holders..........................            --               --                 --
                                                 ---------           ------          ---------
Total.......................................     1,576,906           $21.79          2,543,307
                                                 =========           ======          =========

                            ATMOS ENERGY CORPORATION

  PRO FORMA FAIR VALUE DISCLOSURES

     Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, our net income and earnings per share for 2002, 2001 and 2000 would have been impacted as shown in the following table.

                                                              2002    2001    2000
                                                              -----   -----   -----
Net income -- as reported (millions)........................  $59.7   $56.1   $35.9
Net income -- pro forma (millions)..........................  $59.2   $55.7   $35.7
Basic earnings per share -- as reported.....................  $1.45   $1.47   $1.14
Basic earnings per share -- pro forma.......................  $1.44   $1.46   $1.13
Diluted earnings per share -- as reported...................  $1.45   $1.47   $1.14
Diluted earnings per share -- pro forma.....................  $1.43   $1.46   $1.13

     In accordance with the fair value method of determining compensation expense, the weighted average grant date fair value per share of options granted was as follows:

     - $3.55 in fiscal 2002;

     - $3.97 in fiscal 2001; and

     - $2.88 in fiscal 2000.

     We used the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions for 2002, 2001 and 2000:

                                                              2002   2001   2000
                                                              ----   ----   ----
Expected Life (years).......................................     7      5      5
Interest rate...............................................   3.9%   4.7%   5.8%
Volatility..................................................  24.2%  25.5%  25.1%
Dividend yield..............................................   4.8%   4.9%   5.0%

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

                            ATMOS ENERGY CORPORATION

     Our funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     At September 30, 2002, we recorded the accrued pension asset against the additional minimum pension liability resulting in a net pension liability in deferred credits and other liabilities. At September 30, 2001, we recorded the accrued pension asset in deferred charges and other assets. The following table sets forth the total for the Pension Account Plan's funded status for 2002 and 2001.

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $210,878   $210,152
  Service cost..............................................     5,247      3,557
  Interest cost.............................................    15,544     16,408
  Actuarial (gain) loss.....................................    12,732       (875)
  Acquisition/merger........................................        --       (385)
  Benefits paid.............................................   (18,204)   (17,979)
                                                              --------   --------
  Benefit obligation at end of year.........................   226,197    210,878
Change in plan assets:
  Fair value of plan assets at beginning of year............   246,327    279,498
  Actual return on plan assets..............................   (18,182)   (14,807)
  Acquisition/merger........................................        --       (385)
  Benefits paid.............................................   (18,204)   (17,979)
                                                              --------   --------
  Fair value of plan assets at end of year..................   209,941    246,327
                                                              --------   --------
Funded status...............................................   (16,256)    35,449
Unrecognized transition asset...............................        --        (72)
Unrecognized prior service cost.............................    (7,112)    (7,995)
Unrecognized net loss.......................................    71,233     17,021
                                                              --------   --------
Accrued pension asset.......................................  $ 47,865   $ 44,403
                                                              ========   ========

                                                              2002   2001    2000
                                                              ----   -----   -----
Weighted average assumptions for end of year disclosure:
  Discount rate.............................................  7.25%   7.50%   8.00%
  Rate of compensation increase.............................  4.00%   4.00%   4.00%
  Expected return on plan assets............................  9.25%  10.00%  10.00%

     The plan assets consist primarily of investments in common stocks, interest bearing securities and interests in commingled pension trust funds.

                            ATMOS ENERGY CORPORATION

     Net periodic pension cost, which is recorded as an operation expense, for the Pension Account Plan for 2002, 2001 and 2000, included the following components:

                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Components of net periodic pension cost:
  Service cost.......................................  $  5,247   $  3,557   $  2,352
  Interest cost......................................    15,544     16,408     14,573
  Expected return on assets..........................   (23,298)   (27,093)   (27,403)
  Amortization of:
     Transition asset................................       (72)      (290)      (263)
     Prior service cost..............................      (883)      (883)      (802)
     Actuarial gain..................................        --         --     (1,610)
                                                       --------   --------   --------
       Net periodic pension cost.....................  $ (3,462)  $ (8,301)  $(13,153)
                                                       ========   ========   ========

  SUPPLEMENTAL EXECUTIVE BENEFITS PLANS

     We have a nonqualified Supplemental Executive Benefits Plan which provides additional pension, disability and death benefits to the officers and certain other employees of Atmos. The Supplemental Executive Benefits Plan was amended and restated in August 1998. In addition, in August 1998, we adopted the Performance-Based Supplemental Executive Benefits Plan which covers all employees who become officers or division presidents after August 12, 1998 or any other employees selected by our Board of Directors in its discretion.

                            ATMOS ENERGY CORPORATION

     We record the accrued pension cost in deferred credits and other liabilities. The following table sets forth the total for the Supplemental Plans' funded status for 2002 and 2001.

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $ 52,845   $ 47,426
  Service cost..............................................     1,028        832
  Interest cost.............................................     3,938      3,751
  Actuarial loss............................................     4,227      3,642
  Benefits paid.............................................    (2,886)    (2,806)
                                                              --------   --------
  Benefit obligation at end of year.........................    59,152     52,845
Change in plan assets:
  Fair value of plan assets at beginning of year............        --         --
  Employer contribution.....................................     2,886      2,806
  Benefits paid.............................................    (2,886)    (2,806)
                                                              --------   --------
  Fair value of plan assets at end of year..................        --         --
                                                              --------   --------
Funded status...............................................   (59,152)   (52,845)
Unrecognized transition obligation..........................       196        292
Unrecognized prior service cost.............................     5,772      6,793
Unrecognized net loss.......................................    15,221     11,538
                                                              --------   --------
Accrued pension cost........................................  $(37,963)  $(34,222)
                                                              ========   ========

                                                              2002   2001    2000
                                                              ----   -----   -----
Weighted average assumptions for end of year disclosure:
  Discount rate.............................................  7.25%   7.50%   8.00%
  Rate of compensation increase.............................  4.00%   4.00%   4.00%
  Expected return on plan assets............................  9.25%  10.00%  10.00%

     Assets for the Supplemental Plans are held in our rabbi trusts (see Note
12) and consist primarily of investments in equity mutual funds. The market value of the rabbi trusts amounted to $27.7 million and $25.1 million at September 30, 2002 and 2001. The assets in the rabbi trusts are included on our balance sheet under deferred charges and other assets and are not presented above as plan assets.

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Supplemental Plans with accumulated benefit obligations in excess of plan assets were $59.2 million, $53.2 million and none as of September 30, 2002 and $52.8 million, $45.5 million and none, as of September 30, 2001.

                            ATMOS ENERGY CORPORATION

     Net periodic pension cost, which is recorded as an operation expense, for the Supplemental Plans for 2002, 2001 and 2000 consisted of the following components:

                                                              2002     2001     2000
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Components of net periodic pension cost:
  Service cost.............................................  $1,028   $  832   $  937
  Interest cost............................................   3,938    3,751    2,916
  Amortization of:
     Transition obligation.................................      96       96       96
     Prior service cost....................................   1,022    1,022    1,022
     Actuarial loss........................................     542      325      215
                                                             ------   ------   ------
       Net periodic pension cost...........................  $6,626   $6,026   $5,186
                                                             ======   ======   ======

  RETIREMENT SAVINGS PLAN

     Atmos sponsors a Retirement Savings Plan for substantially all employees. Effective January 1, 1999 the Retirement Savings Plan was amended to provide for deferral of a portion of a participant's salary ranging from a minimum of one percent of eligible compensation, as defined by the Plan, up to the maximum allowed by the Internal Revenue Service. In addition, among other changes to the Retirement Savings Plan, participants are provided with automatic matching contributions of 100 percent of each participant's salary reduction up to four percent of the participant's salary and are provided the option of taking out loans against their accounts subject to certain restrictions. Each participant enters into a salary reduction agreement with Atmos pursuant to which the participant's salary is reduced by an amount not to exceed the maximum amount allowed by the Internal Revenue Service. Taxes on the amount by which the participant's salary is reduced are deferred pursuant to Section 401(k) of the Internal Revenue Code. The amount of the salary reduction is contributed by us to the Retirement Savings Plan for the account of the participant. Matching contributions to the Plan were expensed as incurred and amounted to $3.6 million, $3.2 million, and $3.0 million for 2002, 2001 and 2000. The directors may also approve discretionary contributions, subject to the provisions of the Internal Revenue Code of 1986 and applicable regulations of the Internal Revenue Service. No discretionary contributions were made for 2002, 2001 or 2000.

  VARIABLE PAY PLAN

     The Variable Pay Plan was created to give each employee an opportunity to share in the success of Atmos based on certain criteria. Each fiscal year, we establish key performance measures for the Variable Pay Plan. These performance measures are considered critical to achieving business objectives for a given year and may include such things as growth in earnings, improved cash flows or crucial customer satisfaction and safety results. Each year a performance measure is established, and we make accruals during the year of the expected payout based on the best estimates available at that time.

8.  OTHER POSTRETIREMENT BENEFITS

     Prior to January 1, 1999, Atmos sponsored two postretirement plans other than pensions. Each provided health care benefits to retired employees. One provided benefits to the Mid-States Division retirees and the other provided medical benefits to all other retired Atmos employees.

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

     We record the accrued postretirement cost primarily in deferred credits and other liabilities. The following table sets forth the total liability currently recognized for the postretirement plan other than pensions for 2002 and 2001.

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $ 82,850   $ 63,029
  Service cost..............................................     2,891      2,274
  Interest cost.............................................     6,199      5,434
  Plan participants' contributions..........................       312        649
  Actuarial loss............................................    26,270      6,023
  Acquisitions/divestitures.................................        --     10,402
  Benefits paid.............................................    (6,227)    (4,961)
                                                              --------   --------
  Benefit obligation at end of year.........................   112,295     82,850
Change in plan assets:
  Fair value of plan assets at beginning of year............    13,854     11,872
  Actual return on plan assets..............................     2,396       (463)
  Employer contributions....................................     5,915      6,757
  Plan participants' contributions..........................       312        649
  Benefits paid.............................................    (6,227)    (4,961)
                                                              --------   --------
  Fair value of plan assets at end of year..................    16,250     13,854
                                                              --------   --------
Funded status...............................................   (96,045)   (68,996)
Unrecognized transition obligation..........................    17,198     18,709
Unrecognized prior service cost.............................     1,534      2,054
Unrecognized net loss.......................................    29,466      4,834
                                                              --------   --------
Accrued postretirement cost.................................  $(47,847)  $(43,399)
                                                              ========   ========

                                                              2002    2001   2000
                                                              -----   ----   ----
Weighted average assumptions for end of year liability
  disclosure:
     Discount rate..........................................   7.25%  7.50%  8.00%
     Expected return on plan assets.........................   5.30%  5.30%  5.30%
     Initial trend rate.....................................  10.00%  7.00%  8.00%
     Ultimate trend rate....................................   5.00%  5.00%  5.00%
     Number of years from initial to ultimate trend.........      6      3      4

     The plan assets consist primarily of investments in registered investment companies and common/collective trusts.

                            ATMOS ENERGY CORPORATION

     Net periodic postretirement cost, which is recorded as an operation expense, for the postretirement benefit plan for 2002, 2001 and 2000 included the following components:

                                                             2002      2001     2000
                                                            -------   ------   ------
                                                                 (IN THOUSANDS)
Components of net periodic postretirement cost:
  Service cost............................................  $ 2,891   $2,274   $2,543
  Interest cost...........................................    6,199    5,434    4,119
  Expected return on assets...............................     (759)    (653)    (540)
  Amortization of:
     Transition obligation................................    1,511    1,511    1,511
     Prior service cost...................................      520      520      520
     Actuarial gain.......................................       --       --      (94)
                                                            -------   ------   ------
       Net periodic postretirement cost...................  $10,362   $9,086   $8,059
                                                            =======   ======   ======

     Assumed health care cost trend rates have a significant effect on the amounts reported for the plan. A one-percentage point change in assumed health care cost trend rates would have the following effects on the latest actuarial calculations:

                                                             1-PERCENTAGE     1-PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
                                                                    (IN THOUSANDS)
Effect on total service and interest cost components......      $1,066          $  (859)
Effect on postretirement benefit obligation...............      $9,055          $(9,604)

     We are currently recovering other postretirement benefits costs through our regulated rates under Statement of Financial Accounting Standards No. 106 accrual accounting in Colorado, Kansas, the majority of the Texas service area and Kentucky. We receive rate treatment as a cost of service item for other postretirement benefits costs on the pay-as-you-go basis in Louisiana. Other postretirement benefits costs have been specifically addressed in rate orders in each jurisdiction served by the Mid-States Division or have been included in a rate case and not disallowed. Management believes that accrual accounting in accordance with SFAS No. 106 is appropriate and will continue to seek rate recovery of accrual-based expenses in its ratemaking jurisdictions that have not yet approved the recovery of these expenses.

9.  EARNINGS PER SHARE

     Basic earnings per share have been computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share have been computed by dividing net income for the period by the weighted average number of common shares outstanding during the period adjusted for restricted stock and other contingently issuable shares of common stock. Net income for the years ended September 30, 2002, 2001 and 2000 for basic and diluted earnings per share is the same, as there were no contingently issuable shares of stock whose issuance would have impacted

                            ATMOS ENERGY CORPORATION
net income. A reconciliation between basic and diluted weighted average common shares outstanding at September 30 follows:

                                                              2002     2001     2000
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Weighted average common shares -- basic....................  41,171   38,156   31,461
Effect of dilutive securities:
  Restricted stock.........................................      54       79      125
  Stock options............................................      25       12        8
                                                             ------   ------   ------
Weighted average common shares -- diluted..................  41,250   38,247   31,594
                                                             ======   ======   ======

10.  STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

     Supplemental disclosures of cash flow information for 2002, 2001 and 2000 are presented below.

                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Cash paid (received) for
  Interest..............................................  $59,639   $41,042   $46,243
  Income taxes..........................................  $16,588   $16,808   $(7,989)

     In connection with the transaction related to the sale in 2000 of our propane business (see Note 1), we contributed property, plant and equipment of $38.9 million with a related accumulated depreciation of $17.1 million and deferred charges and other assets of $3.9 million in exchange for an indirect investment in Heritage Propane Partners. In addition, we received net proceeds of $6.5 million and recorded a gain on the transaction of $5.8 million.

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

     In July 2001, we completed the acquisition, which was accounted for as a purchase, of the natural gas operations of Louisiana Gas Service Company and LGS Natural Gas Company. Subsequent to the

                            ATMOS ENERGY CORPORATION
acquisition, the operations of Louisiana Gas Service and LGS Natural Gas were included in our consolidated results. We paid $363.4 million in cash in connection with this acquisition. We recorded property, plant and equipment of $466.5 million with a related accumulated depreciation of $153.2 million, accounts receivable of $18.1 million, gas stored underground of $12.4 million, a deferred gas credit of $10.8 million, assets from risk management activities of $11.7 million, noncurrent assets from risk management activities of $5.3 million and deferred charges and other assets of $1.0 million. In addition, we recorded intangible assets of $11.2 million, goodwill of $49.8 million and $9.0 million in deferred tax assets. Liabilities assumed in the acquisition included $12.8 million in accounts payable, $16.0 million in customer deposits, $14.1 million in liabilities from risk management activities, $3.1 million in other current liabilities and $11.6 million in deferred credits and other liabilities. The amount assigned to goodwill was increased from $49.8 million in fiscal 2001 to $162.5 million in fiscal 2002. The revised amount was based on additional information acquired during 2002 about the regulated rate base of the acquired assets and the value assigned to other intangible assets.

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

     Included in purchased gas cost were purchases from Atmos Energy Marketing of $190.6 million, $525.6 million and $228.6 million in 2002, 2001 and 2000.
Volumes purchased were 67.7 Bcf, 96.3 Bcf and 74.4 Bcf in 2002, 2001 and 2000. These purchases were made in a competitive open bidding process and reflect market prices. Average prices per Mcf for gas purchased from Atmos Energy Marketing were $2.82, $5.46 and $3.07 in 2002, 2001 and 2000. In addition, we have entered into contracts with Atmos Energy Marketing to manage a significant portion of our underground storage facilities. Atmos Energy Marketing has acted as agent in placing financial instruments for the various divisions that protect us and our customers from unusually large winter period gas price increases.

     In accordance with Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information", we have identified the Utility, Natural Gas Marketing and Other Non-Utility segments, as described in Note 1. We consider each division within our utility segment to be a reporting unit of the utility segment and not a separate reportable segment. The individual operations that comprise the other non-utility segment are not currently material to our consolidated financial position or results of operation and therefore do not require separate reporting. Income from our other non-utility segment is generated primarily from pipeline and storage operations.

                            ATMOS ENERGY CORPORATION

     Summarized financial information concerning our reportable segments is shown in the following table:

                                                     NATURAL GAS   OTHER NON-
                                         UTILITY      MARKETING     UTILITY       TOTAL
                                        ----------   -----------   ----------   ----------
                                                          (IN THOUSANDS)
As of and for the year ended
  September 30, 2002:
Operating revenues....................  $  937,526    $    678      $ 24,705    $  962,909
Intersegment revenues.................       1,472         274        10,314        12,060
Gas trading margin....................          --      38,538            --        38,538
Depreciation and amortization.........      77,704       2,069         1,696        81,469
Operating income......................     125,506      20,610         9,215       155,331
Interest charges......................      58,084         860           230        59,174
Net income............................      42,994      12,614         4,048        59,656
Total assets..........................   1,789,833     258,624        71,036     2,119,493
Equity investment in unconsolidated
  entity..............................          --          --        22,175        22,175
Expenditures for additions to
  long-lived assets...................     129,632         779         1,841       132,252
As of and for the year ended
  September 30, 2001:
Operating revenues....................  $1,380,148    $  7,946      $ 59,436    $1,447,530
Intersegment revenues.................       1,989          --         3,266         5,255
Gas trading margin....................          --         488            --           488
Depreciation and amortization.........      65,614       1,062           988        67,664
Operating income (loss)...............     127,980      (3,122)        5,423       130,281
Equity in earnings of Woodward
  Marketing, L.L.C....................          --       8,062            --         8,062
Interest charges......................      45,313         660         1,038        47,011
Net income............................      49,881       2,551         3,658        56,090
Total assets..........................   1,732,697     255,729       111,427     2,099,853
Equity investment in unconsolidated
  entity..............................          --          --        23,840        23,840
Expenditures for additions to
  long-lived assets...................     112,683          32           394       113,109

                            ATMOS ENERGY CORPORATION

                                                     NATURAL GAS   OTHER NON-
                                         UTILITY      MARKETING     UTILITY       TOTAL
                                        ----------   -----------   ----------   ----------
                                                          (IN THOUSANDS)
As of and for the year ended
  September 30, 2000:
Operating revenues....................  $  739,951    $    929      $117,926    $  858,806
Intersegment revenues.................       5,116          --         3,538         8,654
Gas trading margin....................          --          --            --            --
Depreciation and amortization.........      60,120         606         3,129        63,855
Operating income......................      77,207         155         7,954        85,316
Equity in earnings of Woodward
  Marketing, L.L.C....................          --       7,307            --         7,307
Interest charges......................      42,096          --         1,727        43,823
Net income............................      22,459       5,344         8,115        35,918
Total assets..........................   1,253,023      37,621        74,673     1,365,317
Equity investment in unconsolidated
  entity..............................          --      17,351        24,979        42,330
Expenditures for additions to
  long-lived assets...................     105,012          --         1,128       106,140

     The following table presents a reconciliation of the operating revenues to total consolidated revenues for the years ended September 30, 2002, 2001 and 2000.

                                                        2002        2001        2000
                                                      --------   ----------   --------
                                                               (IN THOUSANDS)
Total revenues for reportable segments..............  $962,909   $1,447,530   $858,806
Elimination of intersegment revenues................   (12,060)      (5,255)    (8,654)
                                                      --------   ----------   --------
          Total operating revenues..................  $950,849   $1,442,275   $850,152
                                                      ========   ==========   ========

     A reconciliation of total assets for the reportable segments to total consolidated assets for September 30, 2002, 2001 and 2000 is presented below.

                                                      2002         2001         2000
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Total assets for reportable segments.............  $2,119,493   $2,099,853   $1,365,317
Elimination of intercompany accounts.............    (139,272)     (63,673)     (16,559)
                                                   ----------   ----------   ----------
          Total consolidated assets..............  $1,980,221   $2,036,180   $1,348,758
                                                   ==========   ==========   ==========

                            ATMOS ENERGY CORPORATION

     The following table summarizes our revenues by products and services for the year ended September 30.

                                                        2002        2001        2000
                                                      --------   ----------   --------
                                                               (IN THOUSANDS)
Gas sales revenues:
  Residential.......................................  $535,981   $  788,902   $405,552
  Commercial........................................   221,728      342,945    176,712
  Public authority and other........................    31,731       58,539     27,198
  Industrial........................................    98,765      148,180     97,089
                                                      --------   ----------   --------
          Total gas sales revenues..................   888,205    1,338,566    706,551
Transportation revenues.............................    36,591       28,668     23,610
Other gas revenues..................................    11,258       10,925      4,674
                                                      --------   ----------   --------
          Total utility revenues....................   936,054    1,378,159    734,835
Propane revenues....................................        --           --     22,550
Non-Utility revenues................................    14,795       64,116     92,767
                                                      --------   ----------   --------
          Total operating revenues..................  $950,849   $1,442,275   $850,152
                                                      ========   ==========   ========

12.  MARKETABLE SECURITIES

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," all marketable securities are classified as available-for-sale and are reported at market value with unrealized gains and losses shown as a component of "accumulated other comprehensive income (loss)" labeled "unrealized holding gains (losses) on investments, net." All marketable securities are held in rabbi trusts for the Supplemental Executive Benefits Plans.

     The cost, unrealized holding gain (loss) and the market value of the marketable securities are as follows:

                                                                  UNREALIZED
                                                                    HOLDING     MARKET
                                                         COST     GAIN (LOSS)    VALUE
                                                        -------   -----------   -------
                                                                (IN THOUSANDS)
As of September 30, 2002:
  Available-for-sale securities:
     Domestic equity mutual funds.....................  $28,788     $(3,113)    $25,675
     Foreign equity mutual funds......................    2,087         (27)      2,060
                                                        -------     -------     -------
                                                        $30,875     $(3,140)    $27,735
                                                        =======     =======     =======
As of September 30, 2001:
  Available-for-sale securities:
     Domestic equity mutual funds.....................  $24,565     $(1,496)    $23,069
     Foreign equity mutual funds......................    2,845        (804)      2,041
                                                        -------     -------     -------
                                                        $27,410     $(2,300)    $25,110
                                                        =======     =======     =======

13.  LEASES

     We have entered into non-cancelable operating leases for office and warehouse space used in our operations. The remaining lease terms range from one to 15 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Renewal options exist for certain of these leases. We have also

                            ATMOS ENERGY CORPORATION
entered into capital leases for division offices and operating facilities. Property, plant and equipment included amounts for capital leases of $5.2 million at September 30, 2002 and 2001. Accumulated depreciation for these capital leases totaled $2.2 million and $1.9 million at September 30, 2002 and 2001.

     The related future minimum lease payments at September 30, 2002 were as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                (IN THOUSANDS)
2003........................................................  $   876    $ 9,572
2004........................................................      876      9,307
2005........................................................      843      9,221
2006........................................................      433      8,782
2007........................................................      433      6,768
Thereafter..................................................    2,293     23,210
                                                              -------    -------
Total minimum lease payments................................    5,754    $66,860
                                                                         =======
Less amount representing interest...........................   (2,713)
                                                              -------
Present value of net minimum lease payments.................  $ 3,041
                                                              =======

     Consolidated lease and rental expense amounted to $8.1 million, $5.9 million and $9.0 million for fiscal 2002, 2001 and 2000.

14.  RELATED PARTY TRANSACTIONS

     JD Woodward became Senior Vice President, Non-Utility Operations of the Company on April 1, 2001. Woodward Marketing L.L.C., a wholly-owned subsidiary of the Company, leases office space and furniture from two corporations owned by Mr. Woodward. The lease originated in April 2002 and expires in March 2007. Base lease payments are $225,000 in the first year of the lease and increase to $253,000 in the final year.

     Effective in October 1994, Charles Vaughan retired as an officer and employee of the Company and entered into a consulting agreement with the Company. Under the terms of the agreement, Mr. Vaughan performed such consulting services as the Board requested from time to time. During fiscal 2002, Mr. Vaughan received $130,000 in payment for his services during that period. In addition, pursuant to the terms of the agreement, upon early termination of the agreement by the Company in September 2002, Mr. Vaughan received a total of $175,000, representing the total sums due him under the remainder of the agreement that was due to expire September 30, 2004.

15.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective October 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or as deferred gas costs, depending on the classification of the derivative. Derivative instruments may be classified as either fair value hedges or cash flow hedges. The cumulative effect of the change in accounting for the adoption of this Statement did not have a material impact on our financial position, results of operations or cash flows.

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

     In June 2001, we purchased a three year weather insurance policy with an option to cancel in the third year. We will receive a refund of a portion of the cost of the policy if we cancel in the third year. The policy is for our Texas and Louisiana operations and covers the entire heating season of October to March beginning with the 2001-2002 heating season. The cost of the three year policy was $13.2 million which was prepaid and is being amortized over the appropriate heating seasons based on degree days. The insurance is designed to protect against weather that is at least seven percent warmer than normal for the entire heating season. During the 2001-2002 heating season, weather was not at least seven percent warmer than normal resulting in no claim having been filed under the insurance policy. Only the amortization of $4.4 million of premiums was recognized during the heating season.

  UTILITY HEDGING ACTIVITIES

     We have historically hedged 20 to 25 percent of our gas supply through the use of our underground storage assets. For the 2002-2003 heating season, we have covered between 45 and 50 percent of our anticipated flowing gas requirements through storage, financial hedges and fixed forward contracts at a weighted average cost of less than $4.00 per Mcf. This should provide protection to us and our customers against potential sharp increases in the price of natural gas during the 2002-2003 heating season.

     In accordance with Statement of Financial Accounting Standards No. 133, we use the mark-to-market method to account for our financial instruments discussed previously. In accordance with Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation", current period changes in the assets and liabilities from risk management activities are recorded as deferred gas costs on the condensed consolidated balance sheet as these costs will ultimately be recovered from ratepayers. Accordingly, there is no earnings impact as a result of the use of these financial instruments. Upon maturity, the contracts are recognized in purchased gas cost on the consolidated statement of income.

  NON-UTILITY HEDGING ACTIVITIES

     At the close of business on September 30, 2002, we had outstanding contracts representing 1.9 Bcf of net notional volumes with average contract maturities of less than two years. These contracts were marked to market. Contracts representing 75 percent of the fair value of these contracts are scheduled to mature within one year. Contracts representing 22 percent of the remaining fair value are scheduled to mature within three years.

     Effective April 1, 2001, natural gas sales from our natural gas trading operations have been netted against purchased gas costs and shown as gas trading margin on the condensed consolidated statements of income. For the year ended September 30, 2002, our gas trading margin consisted of a $49.0 million realized trading gain and a $10.5 million unrealized trading loss. For the year ended September 30, 2001, our gas trading margin consisted of a $4.0 million realized trading loss and a $4.5 million unrealized trading gain.

     We acquired a 45 percent interest in Woodward Marketing in July 1997 as a result of the merger of Atmos and United Cities Gas Company, which had acquired that interest in May 1995. In April 2001, we acquired the 55 percent interest that we did not own from JD Woodward and others for 1,423,193 restricted

                            ATMOS ENERGY CORPORATION
shares of our common stock. Immediately following the acquisition, Mr. Woodward was elected as a Senior Vice President of Atmos in charge of all non-utility business activities, a position he has held since April 1, 2001. Prior to that time, Mr. Woodward had not been an officer or employee of Atmos.

     The principal business of Atmos Energy Marketing, including the activities of Woodward Marketing and Trans Louisiana Industrial Gas Company, is the overall management of natural gas requirements for municipalities, local gas utility companies and industrial customers located primarily in the southeastern and midwestern United States. This business involves the sale of natural gas by Atmos Energy Marketing to its customers and the management of storage and transportation contracts for its customers under contracts generally having one to two-year terms. At September 30, 2002, Atmos Energy Marketing had a total of 101 municipal customers and 641 industrial customers. Atmos Energy Marketing also sells natural gas to certain of its industrial customers on a delivered burner tip basis under contract terms from 30 days to two years. In addition, Atmos Energy Marketing supplies our regulated operations with a portion of our natural gas requirements on a competitive bid basis. Any mark-to-market gains or losses on these affiliate contracts are eliminated.

     In the management of natural gas requirements for municipal and other local utilities, Atmos Energy Marketing sells physical natural gas to those customers for future delivery and manages the associated price risk through the use of gas futures, including forwards, over-the-counter and exchange-traded options and swap contracts with counterparties. These financial contracts are marked-to-market daily at the close of business. Atmos Energy Marketing links gas futures to physical delivery of natural gas and typically balances its futures positions at the end of each trading day. Over-the-counter swap agreements require Atmos Energy Marketing to receive or make payments based on the difference between a fixed price and the market price of natural gas on the settlement date. Atmos Energy Marketing uses these futures and swaps to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas, which are also carried on a mark-to-market basis. Mark-to-market accounting refers to the measurement of contracts at fair value determined at the balance sheet date with any gains and losses included in earnings. Options held to manage price risk provide the right, but not the requirement, to buy or sell energy commodities at a fixed price. Atmos Energy Marketing uses options to manage margins and to limit overall price risk exposure. At any point in time, Atmos Energy Marketing may not have completely offset its price risk on these activities.

     Energy related services provided by Atmos Energy Marketing include the sale of natural gas to its various customer classes and management of transportation and storage assets and inventories. More specifically, energy services include contract negotiation and administration, load forecasting, storage acquisition, natural gas purchase and delivery and capacity utilization strategies. In providing these services, Atmos Energy Marketing generates income from its utility, municipal and industrial customers through negotiated prices based on the volume of gas supplied to the customer. Atmos Energy Marketing also generates income by taking advantage of the difference between near-term gas prices and prices for future delivery as well as the daily movement of gas prices by utilizing storage and transportation capacity that it controls.

     Prior to May 2002, Atmos Energy Marketing engaged in limited financial trading for speculative purposes. Financial trading involves utilizing financial instruments (futures, options, swaps, etc.) to hedge natural gas prices or to take a position in the market based on anticipated price movement. In some prior years, Atmos Energy Marketing experienced losses in its financial speculative trading business. Effective in May 2002, Atmos Energy Marketing's financial trading for speculative purposes was discontinued. Atmos Energy Marketing will continue its financial trading for hedging (risk management purposes) related to its physical trading positions. With regard to its physical trading business, Atmos Energy Marketing does engage in limited speculative natural gas trading for its own account primarily related to its storage activity, subject to a risk management policy established by us which limits the level of trading loss to a maximum of 25 percent of the budgeted annual operating income of Atmos Energy Holdings. Physical trading involves utilizing physical assets (storage and transportation) to sell and deliver gas to customers or to take a position in the

                            ATMOS ENERGY CORPORATION
market based on anticipated price movement. Compliance with such risk management policy is monitored on a daily basis. In addition, Woodward Marketing's bank credit facility limits trading positions that are not closed at the end of the day (open positions) to 5.0 Bcf of natural gas. At September 30, 2002, Atmos Energy Marketing's net open positions in its trading operations totaled 1.9 Bcf. Atmos Energy Marketing's open trading positions are monitored on a daily basis but are not required to be closed if they remain within the limits set by the bank loan agreement. In addition to the price risk of any net open position at the end of each trading day, the financial exposure that results from intra-day fluctuations of gas prices and the potential for daily price movements constitutes a risk of loss since the price of natural gas purchased or sold for future delivery at the beginning of the day may not be hedged until later in the day.

     Financial instruments, which subject Atmos Energy Marketing to counterparty risk, consist primarily of financial instruments arising from trading and risk management activities and overnight repurchase agreements that are not insured. Counterparty risk is the risk of loss from nonperformance by financial counterparties to a contract. Exchange-traded future and option contracts are generally guaranteed by the exchanges.

     Atmos Energy Marketing's operations are concentrated in the natural gas industry, and its customers and suppliers may be subject to economic risks affecting that industry.

     From time to time, Woodward Marketing borrows money to fund its natural gas purchases and to fulfill its obligations to maintain deposit accounts with its counterparties. See Note 3 of notes to consolidated financial statements.

16.  SUBSEQUENT EVENT (UNAUDITED)

     On October 31, 2002, the Mississippi Public Service Commission approved the acquisition by Atmos of Mississippi Valley Gas Company, a privately held natural gas utility. The acquisition, which we expect to be effective in December 2002, will be accounted for as a purchase. The acquisition price is $75.0 million in cash and the issuance of $75.0 million of our common stock. In addition, we will repay approximately $45.0 million of Mississippi Valley Gas' long-term debt. On October 7, 2002, we entered into a $150.0 million short-term unsecured committed credit facility that will be used to provide initial funding for the cash portion of the acquisition and to refinance Mississippi Valley Gas' existing debt.

                            ATMOS ENERGY CORPORATION

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized unaudited quarterly financial data is presented below. The sum of net income per share by quarter may not equal the net income per share for the year due to variations in the weighted average shares outstanding used in computing such amounts. Our businesses are seasonal due to weather conditions in our service areas. For further information on its effects on quarterly results, see the "Weather and Seasonality" discussion included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section herein.

                                                          QUARTER ENDED
                                         ------------------------------------------------
                                         DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30
                                         -----------   --------   --------   ------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL YEAR 2002
  Operating revenues...................   $271,342     $379,481   $161,800     $138,226
  Gross profit.........................    109,365      149,883     73,833       59,521
  Operating income.....................     43,446       86,333     19,178        6,374
  Net income (loss)....................     20,633       41,378      3,254       (5,609)
  Diluted income (loss) per share......        .50         1.01        .08         (.14)
FISCAL YEAR 2001
  Operating revenues...................   $442,790     $675,113   $164,260     $160,112
  Gross profit.........................    109,948      138,324     61,279       65,169
  Operating income.....................     48,941       73,891      3,174        4,275
  Net income (loss)....................     22,972       44,074     (3,400)      (7,556)
  Diluted income (loss) per share......        .70         1.13       (.08)        (.19)

                            ATMOS ENERGY CORPORATION

18.  SUPPLEMENTAL DISCLOSURES (UNAUDITED)

     The following supplemental condensed financial statements show our three operating segments and the elimination of material intercompany transactions. The following supplemental condensed balance sheet is as of September 30, 2002.

                                                     NATURAL     OTHER
                                                       GAS       NON-
                                        UTILITY     MARKETING   UTILITY   ELIMINATIONS   CONSOLIDATED
                                       ----------   ---------   -------   ------------   ------------
                                                               (IN THOUSANDS)
ASSETS
Property, plant and equipment, net...  $1,223,901   $  9,893    $66,526    $      --      $1,300,320
Investment in subsidiaries...........     122,988     (5,752)        --     (117,236)             --
Current assets
  Cash and cash equivalents..........      (1,164)    47,887        104           --          46,827
  Cash held on deposit in margin
     account.........................          --     10,192         --           --          10,192
  Accounts receivable, net...........      51,855    105,203     (4,144)     (16,687)        136,227
  Inventories........................       3,550         --        219           --           3,769
  Gas stored underground.............      63,343     21,329      7,111           --          91,783
  Assets from risk management
     activities......................       4,424     28,909         --       (5,349)         27,984
  Other current assets and
     prepayments.....................       7,318      4,802      1,089           --          13,209
  Intercompany receivables...........      76,174    (33,027)   (43,147)          --              --
                                       ----------   --------    -------    ---------      ----------
          Total current assets.......     205,500    185,295    (38,768)     (22,036)        329,991
Intangible assets....................          --      5,365         --           --           5,365
Goodwill.............................     150,287     21,288     13,440           --         185,015
Noncurrent assets from risk
  management activities..............          --      5,241         --           --           5,241
Deferred charges and other assets....      87,157     37,294     29,838           --         154,289
                                       ----------   --------    -------    ---------      ----------
                                       $1,789,833   $258,624    $71,036    $(139,272)     $1,980,221
                                       ==========   ========    =======    =========      ==========
CAPITALIZATION AND LIABILITIES
Shareholders' equity.................  $  573,235   $ 75,675    $47,313    $(122,988)     $  573,235
Long-term debt.......................     667,946         --      2,517           --         670,463
                                       ----------   --------    -------    ---------      ----------
          Total capitalization.......   1,241,181     75,675     49,830     (122,988)      1,243,698
Current liabilities
Current maturities of long-term
  debt...............................      20,907         --      1,073           --          21,980
  Short-term debt....................     145,791         --         --           --         145,791
  Liabilities from risk management
     activities......................          --     18,487         --           --          18,487
  Deferred gas cost..................      16,404      5,097        446           --          21,947
  Other current liabilities..........     116,570    145,949      8,667      (16,284)        254,902
                                       ----------   --------    -------    ---------      ----------
          Total current
            liabilities..............     299,672    169,533     10,186      (16,284)        463,107
Deferred income taxes................     130,575     (3,227)     7,192           --         134,540
Noncurrent liabilities from risk
  management activities..............          --      3,663         --           --           3,663
Deferred credits and other
  liabilities........................     118,405     12,980      3,828           --         135,213
                                       ----------   --------    -------    ---------      ----------
                                       $1,789,833   $258,624    $71,036    $(139,272)     $1,980,221
                                       ==========   ========    =======    =========      ==========

                            ATMOS ENERGY CORPORATION

     The following supplemental condensed statement of income is for the year ended September 30, 2002.

                                          NATURAL      OTHER
                                            GAS        NON-
                              UTILITY    MARKETING    UTILITY   ELIMINATIONS   CONSOLIDATED
                              --------   ----------   -------   ------------   ------------
                                                     (IN THOUSANDS)
Operating revenues..........  $937,526   $1,040,191   $24,705   $(1,051,573)     $950,849
Purchased gas cost..........   559,891      994,319     8,022    (1,003,985)      558,247
                              --------   ----------   -------   -----------      --------
  Gross profit..............   377,635       45,872    16,683       (47,588)      392,602
Gas trading margin..........        --      (10,674)       --        49,212        38,538
Operating expenses..........   252,129       16,946     7,468          (734)      275,809
                              --------   ----------   -------   -----------      --------
Operating income............   125,506       18,252     9,215         2,358       155,331
Miscellaneous income
  (expense).................     1,427        1,331       554        (4,633)       (1,321)
Interest charges............   (58,796)      (2,866)   (2,145)        4,633       (59,174)
                              --------   ----------   -------   -----------      --------
Income before income
  taxes.....................    68,137       16,717     7,624         2,358        94,836
Provision for income
  taxes.....................    25,143        6,058     3,576           403        35,180
                              --------   ----------   -------   -----------      --------
          Net income........  $ 42,994   $   10,659   $ 4,048   $     1,955      $ 59,656
                              ========   ==========   =======   ===========      ========

     Organization -- Atmos Energy Corporation distributes natural gas in 11 states through its regulated utility operating divisions -- Colorado-Kansas Division, Kentucky Division, Louisiana Division, Mid-States Division and Texas Division. Our nonutility operations are organized under Atmos Energy Holdings, Inc., which includes Atmos Energy Marketing, L.L.C., Atmos Pipeline and Storage, Inc., Atmos Power Systems, Inc. and an indirect equity interest in Heritage Propane Partners, L.P. Atmos Energy Marketing includes the operations of Woodward Marketing and Trans Louisiana Industrial Gas Company.

     Consolidating Financial Statements -- The column headed "Utility" consists of the operations of Atmos' five operating divisions. The column headed "Natural Gas Marketing" consists of Atmos Energy Marketing, Woodward Marketing and Trans Louisiana Industrial Gas Company. The column headed "Other Non-Utility" consists of our nonutility operations excluding natural gas marketing. Operating revenues and purchased gas costs from our natural gas marketing operations are shown on a gross basis in the "Natural Gas Marketing" column. Such natural gas marketing activities are reclassified in the elimination column as gas trading margin.

     Current and noncurrent assets and liabilities from risk management activities on the supplemental condensed consolidated balance sheet consist of the fair value, inclusive of future servicing costs and valuation adjustments, of our storage, transportation and requirements contracts, forwards, over-the-counter and exchange traded options, futures and swap contracts.

     The gas trading margin on the supplemental condensed consolidated statement of income consists primarily of the difference between revenue arising from Natural Gas Marketing's sale of physical natural gas to its customers less the cost to purchase natural gas and current period changes in assets and liabilities from risk management activities.

     Risk Management Assets and Liabilities, Natural Gas Marketing -- We use storage, transportation and requirements contracts, forwards, over-the-counter and exchange-traded options, futures and swap contracts to conduct our risk management activities. We use the mark-to-market method to account for these activities in accordance with Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" and EITF 00-17, "Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10." Under this method, the aforementioned contracts are reflected at fair value,

                            ATMOS ENERGY CORPORATION
inclusive of future servicing costs and valuation adjustments, with resulting unrealized gains and losses recorded as assets or liabilities from risk management activities on the condensed consolidated balance sheet. Current period changes in the assets and liabilities from risk management activities are recognized as gas trading margins on the condensed consolidated statement of income. Changes in the mark-to-market valuation of assets and liabilities from risk management activities result primarily from changes in the valuation of the portfolio of contracts, maturity and settlement of contracts and newly originated transactions. Market prices and models used to value these transactions reflect our best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts. Values are adjusted to reflect the potential impact of liquidating our positions in an orderly manner over a reasonable period of time under present market conditions. Changes in market prices directly affect our estimate of the fair value of these transactions.

     At its October 2002 meeting, the Emerging Issues Task Force rescinded EITF Issue Nos. 98-10 and 00-17. The impact on Atmos will be to discontinue mark-to-market accounting of our sales, storage and transportation contracts and our natural gas storage inventory. Any cumulative effect of this change in accounting will depend on the number and valuation of our sales, storage and transportation contracts and our natural gas storage inventory level and valuation at the time we adopt the new rules. We are evaluating the impact on Atmos of this action.

     Eliminations -- Included in purchased gas cost in the Utility column are natural gas purchases from Atmos Energy Marketing. These purchases were made in a competitive open bidding process and reflect market prices. In addition, we have entered into contracts with Atmos Energy Marketing to manage a significant portion of our underground storage facilities. Atmos Energy Marketing has acted as agent in placing financial instruments for the various divisions that protect us and our customers from unusually large winter period gas price increases.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 12, 2003. Information regarding executive officers is included in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 12, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 12, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 12, 2003.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chairman, President and Chief Executive Officer; and Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

     Such disclosure controls and procedures are controls and procedures designed to ensure that all information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods set forth in applicable Securities and Exchange Commission forms, rules and regulations. In addition, we have reviewed our internal controls and have concluded that there have been no significant changes in such internal controls or other factors that could significantly affect those controls subsequent to the date of our review.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. and 2.  Financial Statements and Financial Statement Schedules

     The financial statements and financial statement schedules listed in the Index to Financial Statements in Item 8 are filed as part of this Form 10-K.

     3.  Exhibits

     The exhibits listed in the accompanying Exhibits Index are filed as part of this Form 10-K. The exhibits numbered 10.21(a) through 10.32(b) are management contracts or compensatory plans or arrangements.

     (b) Reports on Form 8-K

     The Company filed a Form 8-K Current Report, Item 9, Regulation FD Disclosure, dated August 14, 2002, disclosing that on August 14, 2002, each of the Principal Executive Officer, Robert W. Best, and Principal Financial Officer, John P. Reddy, of Atmos Energy Corporation, submitted to the Securities and Exchange Commission sworn statements pursuant to Securities and Exchange Commission Order No. 4-460. Also, two exhibits were attached: a copy of these statements dated August 14, 2002.

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

Date: November 22, 2002

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


          /s/ ROBERT W. BEST              Chairman, President and Chief    November 22, 2002
--------------------------------------          Executive Officer
            Robert W. Best

          /s/ JOHN P. REDDY              Senior Vice President and Chief   November 22, 2002
--------------------------------------          Financial Officer
            John P. Reddy

        /s/ F.E. MEISENHEIMER             Vice President and Controller    November 22, 2002
--------------------------------------   (Principal Accounting Officer)
          F.E. Meisenheimer

        /s/ TRAVIS W. BAIN, II                      Director               November 22, 2002
--------------------------------------
          Travis W. Bain, II

            /s/ DAN BUSBEE                          Director               November 22, 2002
--------------------------------------
              Dan Busbee

        /s/ RICHARD W. CARDIN                       Director               November 22, 2002
--------------------------------------
          Richard W. Cardin

        /s/ THOMAS J. GARLAND                       Director               November 22, 2002
--------------------------------------
          Thomas J. Garland

        /s/ RICHARD K. GORDON                       Director               November 22, 2002
--------------------------------------
          Richard K. Gordon

          /s/ GENE C. KOONCE                        Director               November 22, 2002
--------------------------------------
            Gene C. Koonce

        /s/ THOMAS C. MEREDITH                      Director               November 22, 2002
--------------------------------------
          Thomas C. Meredith

        /s/ PHILLIP E. NICHOL                       Director               November 22, 2002
--------------------------------------
          Phillip E. Nichol

          /s/ CARL S. QUINN                         Director               November 22, 2002
--------------------------------------
            Carl S. Quinn

        /s/ CHARLES K. VAUGHAN                      Director               November 22, 2002
--------------------------------------
          Charles K. Vaughan

         /s/ RICHARD WARE II                        Director               November 22, 2002
--------------------------------------
           Richard Ware II

                                 CERTIFICATIONS

I, Robert W. Best, certify that:

     1. I have reviewed this annual report on Form 10-K of Atmos Energy Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By       /s/ ROBERT W. BEST
                                            ------------------------------------
                                                       Robert W. Best
                                               Chairman, President and Chief
                                                      Executive Officer

Date: November 22, 2002

                                 CERTIFICATIONS

I, John P. Reddy, certify that:

     1. I have reviewed this annual report on Form 10-K of Atmos Energy Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By        /s/ JOHN P. REDDY
                                            ------------------------------------
                                                       John P. Reddy
                                              Senior Vice President and Chief
                                                      Financial Officer

Date: November 22, 2002

                                                                     SCHEDULE II

                            ATMOS ENERGY CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED SEPTEMBER 30, 2002

                                                             ADDITIONS
                                                      -----------------------
                                         BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE
                                         BEGINNING      COST &       OTHER                      AT END
                                         OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     OF PERIOD
                                         ----------   ----------   ----------   ----------     ---------
                                                                 (IN THOUSANDS)
2002
  Allowance for doubtful accounts......   $16,151      $    --       $1,500(1)   $ 7,142(2)     $10,509
2001
  Allowance for doubtful accounts......   $10,589      $26,226           --      $20,664(2)     $16,151
2000
  Allowance for doubtful accounts......   $ 9,231      $17,724           --      $16,366(2)     $10,589

---------------

(1) This amount was charged to regulatory assets within deferred charges and other assets as recovery was specifically permitted by the relevant regulators.

(2) Uncollectible accounts written off

                                 EXHIBITS INDEX

ITEM 14.(A)(3)

  EXHIBIT
   NUMBER                    DESCRIPTION                 PAGE NUMBER OR INCORPORATION BY REFERENCE TO
  -------                    -----------                 --------------------------------------------
               Plan of Reorganization
  2.1          Purchase and Sale Agreement (Louisiana    Exhibit 2.1 to Registration Statement on
               Gas Operations), by and among Citizens    Form S-3/A filed November 6, 2000 (File No.
               Utilities Company (now known as Citizens  333-73705)
               Communications Company), LGS Natural Gas
               Company and Atmos Energy Corporation,
               dated as of April 13, 2000
  2.2          Agreement and Plan of Merger and          Exhibit 2.2 of Form 10-K for fiscal year
               Reorganization dated as of September 21,  ended September 30, 2001 (File No. 1-10042)
               2001, by and among Atmos Energy
               Corporation, Mississippi Valley Gas
               Company and the Shareholders Named on
               the Signature Pages hereto
               Articles of Incorporation and Bylaws
  3.1(a)       Restated Articles of Incorporation of     Exhibit 3.1 of Form 10-K for fiscal year
               the Company, as Amended (as of July 31,   ended September 30, 1997 (File No. 1-10042)
               1997)
  3.1(b)       Articles of Amendment to the Restated     Exhibit 3a of Form 10-Q for quarter ended
               Articles of Incorporation of Atmos        March 31, 1999 (File No. 1-10042)
               Energy Corporation as Amended (Texas)
  3.1(c)       Articles of Amendment to the Restated     Exhibit 3b of Form 10-Q for quarter ended
               Articles of Incorporation of Atmos        March 31, 1999 (File No. 1-10042)
               Energy Corporation as Amended (Virginia)
  3.2(a)       Bylaws of the Company (Amended and Re-    Exhibit 3.2 of Form 10-K for fiscal year
               stated as of November 12, 1997)           ended September 30, 1997 (File No. 1-10042)
  3.2(b)       Amendment No. 1 to Bylaws of Atmos        Exhibit 3.1 of Form 10-Q for quarter ended
               Energy Corporation (Amended and Restated  March 31, 2001 (File No. 1-10042)
               as of November 12, 1997)
               Instruments Defining Rights of Security
               Holders
  4.1          Specimen Common Stock Certificate (Atmos  Exhibit (4)(b) of Form 10-K for fiscal year
               Energy Corporation)                       ended September 30, 1988 (File No. 1-10042)
  4.2          Rights Agreement, dated as of November    Exhibit 4.1 of Form 8-K dated November 12,
               12, 1997, between the Company and         1997 (File No. 1-10042)
               BankBoston, N.A., as Rights Agent
  4.3          First Amendment to Rights Agreement       Exhibit 2 of Form 8-A, Amendment No. 1,
               dated as of August 11, 1999, between the  dated August 12, 1999 (File No. 1-10042)
               Company and BankBoston, N.A., as Rights
               Agent
  4.4          Second Amendment to Rights Agreement      Exhibit 4 of Form 10-Q for quarter ended
               dated as of February 13, 2002, between    December 31, 2001 (File No. 1-10042)
               the Company and EquiServe Trust Company,
               N.A., as Rights Agent
  4.5          Form of Indenture between Atmos Energy    Exhibit 4.1 to Registration Statement on
               Corporation and U.S. Bank Trust National  Form S-3 filed April 20, 1998 (File No.
               Association, Trustee                      333-50477)
  4.6          Indenture between Atmos Energy            Exhibit 99.3 of Form 8-K dated May 15, 2001
               Corporation, as Issuer, and Suntrust      (File No. 1-10042)
               Bank, Trustee dated as of May 22, 2001

  EXHIBIT
   NUMBER                    DESCRIPTION                 PAGE NUMBER OR INCORPORATION BY REFERENCE TO
  -------                    -----------                 --------------------------------------------
  4.7(a)       Indenture of Mortgage, dated as of July   Exhibit to Registration Statement of United
               15, 1959, from United Cities Gas Company  Cities Gas Company on Form S-3 (File No.
               to First Trust of Illinois, National      33-56983)
               Association, and M.J. Kruger, as
               Trustees, as amended and supplemented
               through December 1, 1992 (the Indenture
               of Mortgage through the 20th Sup-
               plemental Indenture)
  4.7(b)       Twenty-First Supplemental Indenture       Exhibit 10.7(a) of Form 10-K for fiscal year
               dated as of February 5, 1997 by and       ended September 30, 1997 (File No. 1-10042)
               among United Cities Gas Company and Bank
               of America Illinois and First Trust
               National Association and Russell C.
               Bergman supplementing Indenture of
               Mortgage dated as of July 15, 1959
  4.7(c)       Twenty-Second Supplemental Indenture      Exhibit 10.7(b) of Form 10-K for fiscal year
               dated as of July 29, 1997 by and among    ended September 30, 1997 (File No. 1-10042)
               the Company and First Trust National
               Association and Russell C. Bergman
               supplementing Indenture of Mortgage
               dated as of July 15, 1959
  4.8(a)       Form of Indenture between United Cities   Exhibit to Registration Statement of United
               Gas Company and First Trust of Illinois,  Cities Gas Company on Form S-3 (File No.
               National Association, as Trustee dated    33-56983)
               as of November 15, 1995
  4.8(b)       First Supplemental Indenture between the  Exhibit 10.8(a) of Form 10-K for fiscal year
               Company and First Trust of Illinois,      ended September 30, 1997 (File No. 1-10042)
               National Association, as Trustee dated
               as of July 29, 1997
  4.9(a)       Seventh Supplemental Indenture, dated as  Exhibit 10.1 of Form 10-Q for quarter ended
               of October 1, 1983 between Greeley Gas    June 30, 1994 (File No. 1-10042)
               Company ("The Greeley Gas Division") and
               the Central Bank of Denver, N.A.
               ("Central Bank")
  4.9(b)       Ninth Supplemental Indenture, dated as    Exhibit 10.2 of Form 10-Q for quarter ended
               of April 1, 1991, between The Greeley     June 30, 1994 (File No. 1-10042)
               Gas Division and Central Bank
  4.9(c)       Tenth Supplemental Indenture, dated as    Exhibit 10.4 of Form 10-Q for quarter ended
               of December 1, 1993, between the Company  June 30, 1994 (File No. 1-10042)
               and Colorado National Bank, formerly
               Central Bank
  9            Not Applicable

  EXHIBIT
   NUMBER                    DESCRIPTION                 PAGE NUMBER OR INCORPORATION BY REFERENCE TO
  -------                    -----------                 --------------------------------------------
               Material Contracts
 10.1(a)       Note Purchase Agreement, dated as of      Exhibit 10(c) of Form 8-K filed January 7,
               December 21, 1987, by and between the     1988 (File No. 0-11249)
               Company and John Hancock Mutual Life
               Insurance Company
               Note Purchase Agreement, dated as of
               December 21, 1987, by and between the
               Company and John Hancock Charitable
               Trust I (Agreement is identical to
               Hancock Agreement listed above except as
               to the parties thereto.)
               Note Purchase Agreement dated as of
               December 21, 1987, by and between the
               Company and Mellon Bank, N.A., Trustee
               under Master Trust Agreement of AT&T
               Corporation, dated January 1, 1984, for
               Employee Pension Plans -- AT&T -- John
               Hancock -- Private Placement (Agreement
               is identical to Hancock Agreement listed
               above except as to the parties thereto.)
 10.1(b)       Amendment to Note Purchase Agreement,     Exhibit (10)(b)(ii) of Form 10-K for fiscal
               dated October 11, 1989, by and between    year ended September 30, 1989 (File No.
               the Company and John Hancock Mutual Life  1-10042)
               Insurance Company revising Note Purchase
               Agreement dated December 21, 1987
               Amendment to Note Purchase Agreement,
               dated October 11, 1989, by and between
               the Company and John Hancock Charitable
               Trust I revising Note Purchase Agreement
               dated December 21, 1987. (Amendment is
               identical to Hancock amendment listed
               above except as to the parties thereto.)
               Amendment to Note Purchase Agreement,
               dated October 11, 1989, by and between
               the Company and Mellon Bank, N.A.,
               Trustee under Master Trust Agreement of
               AT&T Corporation, dated January 1, 1984,
               for Employee Pension
               Plans -- AT&T -- John Hancock -- Private
               Placement revising Note Purchase
               Agreement dated December 21, 1987
               (Amendment is identical to Hancock
               amendment listed above except as to the
               parties thereto.)

  EXHIBIT
   NUMBER                    DESCRIPTION                 PAGE NUMBER OR INCORPORATION BY REFERENCE TO
  -------                    -----------                 --------------------------------------------
 10.1(c)       Amendment to Note Purchase Agreement,     Exhibit 10(b)(iii) of Form 10-K for fiscal
               dated November 12, 1991, by and between   year ended September 30, 1991 (File No.
               the Company and John Hancock Mutual Life  1-10042)
               Insurance Company revising Note Purchase
               Agreement dated December 21, 1987
               Amendment to Note Purchase Agreement,
               dated November 12, 1991, by and between
               the Company and John Hancock Charitable
               Trust I revising Note Purchase Agreement
               dated December 21, 1987. (Amendment is
               identical to Hancock amendment listed
               above except as to the parties thereto.)
               Amendment to Note Purchase Agreement,
               dated November 12, 1991, by and between
               the Company and Mellon Bank, N.A.,
               Trustee under Master Trust Agreement of
               AT&T Corporation, dated January 1, 1984,
               for Employee Pension
               Plans -- AT&T -- John Hancock -- Private
               Placement revising Note Purchase
               Agreement dated December 21, 1987.
               (Amendment is identical to Hancock
               amendment above except as to the parties
               thereto.)
 10.1(d)       Amendment to Note Purchase Agreement,     Exhibit 4.3(d) to Registration Statement on
               dated December 22, 1993, by and between   Form S-3 filed April 20, 1998 (File No.
               the Company and John Hancock Mutual Life  333-50477)
               Insurance Company revising Note Purchase
               Agreement dated December 21, 1987
               Amendment to Note Purchase Agreement,
               dated December 22, 1993, by and between
               the Company and Mellon Bank, N.A.,
               Trustee under Master Trust Agreement of
               AT&T Corporation, dated January 1, 1984,
               for Employee Pension
               Plans -- AT&T -- John Hancock -- Private
               Placement revising Note Purchase
               Agreement dated December 21, 1987
               (Amendment is identical to Hancock
               amendment listed above except as to the
               parties thereto and the amounts thereof)
 10.1(e)       Amendment to Note Purchase Agreement,     Exhibit 4.3(e) to Registration Statement on
               dated December 20, 1994, by and between   Form S-3 filed April 20, 1998 (File No.
               the Company and John Hancock Mutual Life  333-50477)
               Insurance Company revising Note Purchase
               Agreement dated December 21, 1987
               Amendment to Note Purchase Agreement,
               dated December 20, 1994, by and between
               the Company and Mellon Bank, N.A.,
               Trustee under Master Trust Agreement of
               AT&T Corporation, dated January 1, 1984,
               for Employee Pension
               Plans -- AT&T -- John Hancock -- Private
               Placement revising Note Purchase
               Agreement dated December 21, 1987
               (Amendment is identical to Hancock
               amendment listed above)

  EXHIBIT
   NUMBER                    DESCRIPTION                 PAGE NUMBER OR INCORPORATION BY REFERENCE TO
  -------                    -----------                 --------------------------------------------
 10.1(f)       Amendment to Note Purchase Agreement,     Exhibit 4.3(f) to Registration Statement on
               dated July 29, 1997, by and between the   Form S-3 filed April 20, 1998 (File No.
               Company and John Hancock Mutual Life      333-50477)
               Insurance Company revising Note Purchase
               Agreement dated December 21, 1987
               Amendment to Note Purchase Agreement,
               dated July 29, 1997, by and between the
               Company and Mellon Bank, N.A., Trustee
               under Master Trust Agreement of AT&T
               Corporation, dated January 1, 1984, for
               Employee Pension Plans -- AT&T -- John
               Hancock -- Private Placement revising
               Note Purchase Agreement dated December
               21, 1987 (Amendment is identical to
               Hancock amendment listed above except as
               to the parties thereto and the amounts
               thereof)
 10.2(a)       Note Purchase Agreement, dated as of      Exhibit 10(c) of Form 10-K for fiscal year
               October 11, 1989, by and between the      ended September 30, 1989 (File No. 1-10042)
               Company and John Hancock Mutual Life
               Insurance Company
 10.2(b)       Amendment to Note Purchase Agreement,     Exhibit 10(c)(ii) of Form 10-K for fiscal
               dated as of November 12, 1991, by and     year ended September 30, 1991 (File No.
               between the Company and John Hancock      1-10042)
               Mutual Life Insurance Company revising
               Note Purchase Agreement dated October
               11, 1989
 10.2(c)       Amendment to Note Purchase Agreement,     Exhibit 4.4(c) to Registration Statement on
               dated December 22, 1993, by and between   Form S-3 filed April 20, 1998 (File No.
               the Company and John Hancock Mutual Life  333-50477)
               Insurance Company revising Note Purchase
               Agreement dated October 11, 1989
 10.2(d)       Amendment to Note Purchase Agreement,     Exhibit 4.4(d) to Registration Statement on
               dated December 20, 1994, by and between   Form S-3 filed April 20, 1998 (File No.
               the Company and John Hancock Mutual Life  333-50477)
               Insurance Company revising Note Purchase
               Agreement dated October 11, 1989
 10.2(e)       Amendment to Note Purchase Agreement,     Exhibit 4.4(e) to Registration Statement on
               dated July 29, 1997, by and between the   Form S-3 filed April 20, 1998 (File No.
               Company and John Hancock Mutual Life      333-50477)
               Insurance Company revising Note Purchase
               Agreement dated October 11, 1989
 10.3(a)       Note Purchase Agreement, dated as of Au-  Exhibit 10(f)(i) of Form 10-K for fiscal
               gust 29, 1991, by and between the         year ended September 30, 1991 (File No.
               Company and The Variable Annuity Life     1-10042)
               Insurance Company
 10.3(b)       Amendment to Note Purchase Agreement,     Exhibit 10(f)(ii) of Form 10-K for fiscal
               dated November 26, 1991, by and between   year ended September 30, 1991 (File No.
               the Company and The Variable Annuity      1-10042)
               Life Insurance Company revising Note
               Purchase Agreement dated August 29, 1991

  EXHIBIT
   NUMBER                    DESCRIPTION                 PAGE NUMBER OR INCORPORATION BY REFERENCE TO
  -------                    -----------                 --------------------------------------------
 10.3(c)       Amendment to Note Purchase Agreement,     Exhibit 4.5(c) to Registration Statement on
               dated December 22, 1993, by and between   Form S-3 filed April 20, 1998 (File No.
               the Company and The Variable Annuity      333-50477)
               Life Insurance Company revising Note
               Purchase Agreement dated August 29, 1991
 10.3(d)       Amendment to Note Purchase Agreement,     Exhibit 4.5(d) to Registration Statement on
               dated July 29, 1997, by and between the   Form S-3 filed April 20, 1998 (File No.
               Company and The Variable Annuity Life     333-50477)
               Insurance Company revising Note Purchase
               Agreement dated August 29, 1991
 10.4(a)       Note Purchase Agreement, dated as of Au-  Exhibit (10)(f) of Form 10-K for fiscal year
               gust 31, 1992, by and between the         ended September 30, 1992 (File No. 1-10042)
               Company and The Variable Annuity Life
               Insurance Company
 10.4(b)       Amendment to Note Purchase Agreement,     Exhibit 4.6(b) to Registration Statement on
               dated December 22, 1993, by and between   Form S-3 filed April 20, 1998 (File No.
               the Company and The Variable Annuity      333-50477)
               Life Insurance Company revising Note
               Purchase Agreement dated August 31, 1992
 10.4(c)       Amendment to Note Purchase Agreement,     Exhibit 4.6(c) to Registration Statement on
               dated July 29, 1997, by and between the   Form S-3 filed April 20, 1998 (File No.
               Company and The Variable Annuity Life     333-50477)
               Insurance Company revising Note Purchase
               Agreement dated August 31, 1992
 10.5(a)       Note Purchase Agreement, dated Novem-     Exhibit 10.1 of Form 10-Q for quarter ended
               ber 14, 1994, by and among the Company    December 31, 1994 (File No. 1-10042)
               and New York Life Insurance Company, New
               York Life Insurance and Annuity Corpo-
               ration, The Variable Annuity Life
               Insurance Company, American General Life
               Insurance Company, and Merit Life
               Insurance Company
 10.5(b)       Amendment to Note Purchase Agreement,     Exhibit 4.7(b) to Registration Statement on
               dated July 29, 1997 by and among the      Form S-3 filed April 20, 1998 (File No.
               Company and New York Life Insurance       333-50477)
               Company, New York Life Insurance and
               Annuity Corporation, The Variable
               Annuity Life Insurance Company, American
               General Life Insurance Company and Merit
               Life Insurance Company revising Note
               Purchase Agreement dated November 14,
               1994
 10.6          Bond Purchase Agreement, dated as of      Exhibit 10.3 of Form 10-Q for quarter ended
               April 1, 1991, between the Greeley        June 30, 1994 (File No. 1-10042)
               Division and Central Bank
 10.7(a)       Purchase Agreement for 6 3/4% Debentures  Exhibit 99.1 of Form 8-K dated July 22, 1998 due 2028 by and among Merrill Lynch Co.,  (File No. 1-10042)
               NationsBanc Montgomery Securities
               L.L.C., Edward D. Jones & Co., L.P. and
               Atmos Energy Corporation dated July 22,
               1998

  EXHIBIT
   NUMBER                    DESCRIPTION                 PAGE NUMBER OR INCORPORATION BY REFERENCE TO
  -------                    -----------                 --------------------------------------------
 10.7(b)       Purchase Agreement for 7 3/8% Senior      Exhibit 99.1 of Form 8-K dated May 15, 2001
               Notes due 2011 by and among Banc of       (File No. 1-10042)
               America Securities L.L.C., Banc One
               Capital markets, Inc, First Union
               Securities, Inc, Fleet Securities, Inc,
               SG Cowen Securities Corporation and
               Atmos Energy Corporation dated May 15,
               2001
 10.7(c)       Purchase Agreement for 6,741,500 Shares   Exhibit 99.1 of Form 8-K dated December 14,
               of Common Stock (No Par Value) by and     2000 (File No. 1-10042)
               among Merrill Lynch & Co., Merrill
               Lynch, Pierce, Fenner & Smith
               Incorporated, UBS Warburg L.L.C., A.G.
               Edwards & Sons, Inc, Edward D. Jones &
               Co., L.P. and Atmos Energy Corporation
               dated December 14, 2000
 10.8(a)       364-Day Revolving Credit Agreement,       Exhibit 10.2 of Form 10-Q for quarter ended
               dated as of July 31, 2002, among Atmos    June 30, 2002 (File No. 1-10042)
               Energy Corporation, Bank One, NA,
               Wachovia Bank, National Association,
               Suntrust Bank, CoBank ACB and Societe
               Generale, New York Branch
 10.8(b)       Uncommitted Amended and Restated Credit   Exhibit 10.1 of Form 10-Q for quarter ended
               Agreement, dated to be effective July 1,  June 30, 2002 (File No. 1-10042)
               2002, among Woodward Marketing, L.L.C.,
               Fortis Capital Corp., BNP Paribas and
               the other financial institutions which
               may become parties hereto
 10.8(c)       Bridge Credit Agreement, dated as of
               October 7, 2002, among Atmos Energy
               Corporation, Bank One, NA, Wachovia
               Bank, National Association, Suntrust
               Bank and Societe Generale, New York
               Branch
               Gas Supply Contracts
 10.9(a)       Firm Gas Transportation Agreement No.     Exhibit 10.10(a) of Form 10-K for fiscal
               123535 dated November 1, 1998 between     year ended September 30, 1999 (File No.
               Greeley Gas Company and Public Service    1-10042)
               Company of Colorado
 10.9(b)       Transportation Storage Service Agreement  Exhibit 10.6(b) of Form 10-K for fiscal year
               No. TA-0544 between Greeley Gas Company   ended September 30, 1994 (File No. 1-10042)
               and Williams Natural Gas Company dated
               October 1, 1993, as amended to extend to
               October 1, 2003
 10.9(c)       Firm Transportation Service Agreement     Exhibit 10.9(c) of Form 10-K for fiscal year
               No. 33182000C, Rate Schedule TF-1,        ended September 30, 2001 (File No. 1-10042)
               between Colorado Interstate Gas Company
               and Greeley Gas Company dated October 1,
               2001
 10.9(d)       No-Notice Storage and Transportation      Exhibit 10.9(d) of Form 10-K for fiscal year
               Delivery Service Agreement No. 31044000,  ended September 30, 2001 (File No. 1-10042)
               Rate Schedule NNT-1, between Colorado
               Interstate Gas Company and Greeley Gas
               Company dated October 1, 2001

  EXHIBIT
   NUMBER                    DESCRIPTION                 PAGE NUMBER OR INCORPORATION BY REFERENCE TO
  -------                    -----------                 --------------------------------------------
 10.9(e)       Transportation-Storage Contract No.       Exhibit 10.6 of Form 10-Q for quarter ended
               TA-0614 (Request 0180) between Greeley    March 31, 1998 (File No. 1-10042)
               Gas Company (transferred from United
               Cities Gas Company effective January 1,
               2000) and Williams Natural Gas Company
               dated October 1, 1993, as amended to
               extend to October 1, 2005
 10.9(f)       Transportation-Storage Contract No.       Exhibit 10.7 of Form 10-Q for quarter ended
               TA-0611 (Request 0002) between Greeley    March 31, 1998 (File No. 1-10042)
               Gas Company (transferred from United
               Cities Gas Company effective January 1,
               2000) and Williams Natural Gas Company
               dated October 1, 1993, as amended to
               extend to October 1, 2003
 10.10(a)      Agreement for Firm Intrastate             Exhibit 10.1 of Form 10-Q for quarter ended
               Transportation of Natural Gas in the      March 31, 1998 (File No. 1-10042)
               State of Louisiana between Trans La (now
               known as Atmos Energy Louisiana) and
               Louisiana Intrastate Gas Company L.L.C.
               (LIG) dated December 22, 1997 and
               effective July 1, 1997, as amended to
               extend to July 1, 2005 and for
               successive 1 year terms
 10.10(b)      Agreement for Firm 311(a)(2)              Exhibit 10.2 of Form 10-Q for quarter ended
               Transportation of Natural Gas in the      March 31, 1998 (File No. 1-10042)
               State of Louisiana between Trans La (now
               known as Atmos Energy Louisiana) and
               Louisiana Intrastate Gas Company L.L.C.
               (LIG) dated December 22, 1997 and
               effective July 1, 1997, as amended to
               extend to July 1, 2005 and for
               successive 1 year terms
 10.11(a)      Gas Transportation Agreement between      Exhibit 10.3 of Form 10-Q for quarter ended
               Texas Gas and Western Kentucky Gas dated  December 31, 1993 (File No. 1-10042)
               November 1, 1993 (Contract No. T3355,
               zone 3), as amended to extend to
               November 1, 2004
 10.11(b)      Gas Transportation Agreement between      Exhibit 10.4 of Form 10-Q for quarter ended
               Texas Gas and Western Kentucky Gas dated  December 31, 1993 (File No. 1-10042)
               November 1, 1993 (Contract No. T3819,
               zone 4), as amended to extend to
               November 1, 2004
 10.11(c)      Gas Transportation Agreement between      Exhibit 10.5 of Form 10-Q for quarter ended
               Texas Gas and Western Kentucky Gas dated  December 31, 1993 (File No. 1-10042)
               November 1, 1993 (Contract No. N0210,
               Zone 2, Contract No. N0340, Zone 3,
               Contract No. N0435, Zone 4), as amended
               to extend to November 1, 2004
 10.12(a)      Gas Transportation Agreement, Contract    Exhibit 10.17(a) of Form 10-K for fiscal
               No. 2550, dated September 1, 1993,        year ended September 30, 1993 (File No.
               between Tennessee Gas Pipeline Company,   1-10042)
               a division of Tenneco, Inc. ("Tennessee
               Gas"), and Western Kentucky,
               Campbellsville Service Area, as amended
               to extend to November 1, 2007
 10.12(b)      Gas Transportation Agreement, Contract    Exhibit 10.17(b) of Form 10-K for fiscal
               No. 2546, dated September 1, 1993,        year ended September 30, 1993 (File No.
               between Tennessee Gas and Western         1-10042)
               Kentucky, Danville Service Area, as
               amended to extend to November 1, 2007

  EXHIBIT
   NUMBER                    DESCRIPTION                 PAGE NUMBER OR INCORPORATION BY REFERENCE TO
  -------                    -----------                 --------------------------------------------
 10.12(c)      Gas Transportation Agreement, Contract    Exhibit 10.17(c) of Form 10-K for fiscal
               No. 2385, dated September 1, 1993,        year ended September 30, 1993 (File No.
               between Tennessee Gas and Western         1-10042)
               Kentucky, Greensburg et al Service Area,
               as amended to extend to November 1, 2007
 10.12(d)      Gas Transportation Agreement, Contract    Exhibit 10.17(d) of Form 10-K for fiscal
               No. 2551, dated September 1, 1993,        year ended September 30, 1993 (File No.
               between Tennessee Gas and Western         1-10042)
               Kentucky, Harrodsburg Service Area, as
               amended to extend to November 1, 2007
 10.12(e)      Gas Transportation Agreement, Contract    Exhibit 10.17(e) of Form 10-K for fiscal
               No. 2548, dated September 1, 1993,        year ended September 30, 1993 (File No.
               between Tennessee Gas and Western         1-10042)
               Kentucky, Lebanon Service Area, as
               amended to extend to November 1, 2007
 10.13         Transportation Service Agreement between
               Energas Company and ONEOK WesTex
               Transmission, L.P. dated January 1, 2002
 10.14         Amarillo Supply Agreement dated January   Exhibit 10.7(a) of Form 10-K for fiscal year
               2, 1993 between Energas and Pioneer       ended September 30, 1994 (File No. 1-10042)
               Natural Resources, USA, Inc. (formerly
               Mesa Operating Company)
 10.15(a)      Gas Transportation Agreement No. 30774,   Exhibit 10.1 of Form 10-Q for quarter ended
               Rate Schedules FT-A and FT-GS, between    December 31, 1999 (File No. 1-10042)
               United Cities Gas Company and East
               Tennessee Natural Gas Company dated
               October 1, 1999
 10.15(b)      Gas Transportation Agreement No. 27311    Exhibit 10.20(c) of Form 10-K for fiscal
               between United Cities Gas Company and     year ended September 30, 2000 (File No.
               Tennessee Gas Pipeline Company dated      1-10042)
               November 1, 2000
 10.15(c)      Service Agreement No. 867760, under Rate  Exhibit 10.8 of Form 10-Q for quarter ended
               Schedule FT, between United Cities Gas    March 31, 1998 (File No. 1-10042)
               Company and Southern Natural Gas Company
               dated November 1, 1993, as amended to
               extend to November 1, 2005
 10.15(d)      Service Agreement No. 867761 under Rate   Exhibit 10.9 of Form 10-Q for quarter ended
               Schedule FT-NN between United Cities Gas  March 31, 1998 (File No. 1-10042)
               Company and Southern Natural Gas Company
               dated November 1, 1993, as amended to
               extend to November 1, 2005
 10.15(e)      FTS-1 Service Agreement No. 59572         Exhibit 10.20(f) of Form 10-K for fiscal
               between United Cities Gas Company and     year ended September 30, 2000 (File No.
               Columbia Gulf Transmission Company dated  1-10042)
               November 1, 1998
 10.15(f)      Gas Transportation Agreement No. 34538    Exhibit 10.20(g) of Form 10-K for fiscal
               (Rocky Top Expansion) between United      year ended September 30, 2000 (File No.
               Cities Gas Company and East Tennessee     1-10042)
               Natural Gas Company dated November 1,
               2000

  EXHIBIT
   NUMBER                    DESCRIPTION                 PAGE NUMBER OR INCORPORATION BY REFERENCE TO
  -------                    -----------                 --------------------------------------------
 10.16         Precedent Agreement, Cornerstone
               Expansion Project, between United Cities
               Gas Company and Transcontinental
               Pipeline Corporation dated April 16,
               2002
 10.17         Transportation Service Agreement under
               Rate Schedule FTS or ITS between Ozark
               Gas Transmission LLC and United Cities
               Gas Company (successor to Associated
               Natural Gas Company) dated May 20, 1992
 10.18         Service Agreement #400227 for Rate
               Schedule SS-1 between United Cities Gas
               Company and Texas Eastern Transmission
               Corporation dated May 31, 2000
               Asset Purchase Agreements
 10.19         Asset Sale and Purchase Agreement by and  Exhibit 99.2 of Form 8-K dated May 31, 2000
               among Southwestern Energy Company,        (File No. 1-10042)
               Arkansas Western Gas Company and Atmos
               Energy Corporation dated as of October
               15, 1999
 10.20         Asset Purchase Agreement by and among     Exhibit 10.1 to Registration Statement on
               Atmos Energy Corporation, Atmos Energy    Form S-3/A filed November 6, 2000 (File No.
               Marketing, L.L.C., Woodward Marketing,    333-93705)
               Inc., JD and Linda Woodward and James
               and Rita B. Kifer dated as of August 7,
               2000
               Executive Compensation Plans and
               Arrangements
 10.21(a)*     Form of Atmos Energy Corporation Change   Exhibit 10.21(b) of Form 10-K for fiscal
               in Control Severance Agreement -- Tier I  year ended September 30, 1998 (File No.
                                                         1-10042)
 10.21(b)*     Form of Atmos Energy Corporation Change   Exhibit 10.21(c) of Form 10-K for fiscal
               in Control Severance Agreement -- Tier    year ended September 30, 1998 (File No.
               II                                        1-10042)
 10.22*        Atmos Energy Corporation Long-Term Stock  Exhibit 99.1 of Form S-8 filed July 29, 1997
               Plan for the United Cities Gas Company    (File No. 333-32343)
               Division
 10.23(a)*     Atmos Energy Corporation Executive        Exhibit 10.31 of Form 10-K for fiscal year
               Retiree Life Plan                         ended September 30, 1997 (File No. 1-10042)
 10.23(b)*     Amendment No. 1 to the Atmos Energy Cor-  Exhibit 10.31(a) of Form 10-K for fiscal
               poration Executive Retiree Life Plan      year ended September 30, 1997 (File No.
                                                         1-10042)
 10.24(a)*     Description of Financial and Estate       Exhibit 10.25(b) of Form 10-K for fiscal
               Planning Program                          year ended September 30, 1997 (File No.
                                                         1-10042)
 10.24(b)*     Description of Sporting Events Program    Exhibit 10.26(c) of Form 10-K for fiscal
                                                         year ended September 30, 1993 (File No.
                                                         1-10042)
 10.25(a)*     Atmos Energy Corporation Supplemental     Exhibit 10.26 of Form 10-K for fiscal year
               Executive Benefits Plan, Amended and      ended September 30, 1998 (File No. 1-10042)
               Restated in its Entirety: August 12,
               1998
 10.25(b)*     Atmos Energy Corporation                  Exhibit 10.32 of Form 10-K for fiscal year
               Performance-Based Supplemental Executive  ended September 30, 1998 (File No. 1-10042)
               Benefits Plan, Effective Date: August
               12, 1998
 10.25(c)*     Amendment Number One to the Atmos En-     Exhibit 10.2 of Form 10-Q for quarter ended
               ergy Corporation Performance-Based        December 31, 2000 (File No. 1-10042)
               Supplemental Executive Benefits Plan,
               Effective Date: January 1, 1999

  EXHIBIT
   NUMBER                    DESCRIPTION                 PAGE NUMBER OR INCORPORATION BY REFERENCE TO
  -------                    -----------                 --------------------------------------------
 10.25(d)*     Atmos Energy Corporation                  Exhibit 10.1 of Form 10-Q for quarter ended
               Performance-Based Supplemental Executive  December 31, 2000 (File No. 1-10042)
               Benefits Plan Trust Agreement, Effective
               Date December 1, 2000
 10.25(e)*     Form of Individual Trust Agreement for    Exhibit 10.3 of Form 10-Q for quarter ended
               the Supplemental Executive Benefits Plan  December 31, 2000 (File No. 1-10042)
 10.26*        Atmos Energy Corporation Restricted       Exhibit 99.1 of Form S-8 filed February 13,
               Stock Grant Plan (Amended and Restated    1998 (File No. 333-46337)
               as of February 12, 1998)
 10.27*        Atmos Energy Corporation Executive Non-   Exhibit 10.33 of Form 10-K for fiscal year
               qualified Deferred Compensation Plan      ended September 30, 1998 (File No. 1-10042)
 10.28(a)*     Consulting Agreement between the Company  Exhibit 10.2 of Form 10-Q for quarter ended
               and Charles K. Vaughan, effective         June 30, 1997 (File No. 1-10042)
               October 1, 1994
 10.28(b)*     Amendment No. 1 to Consulting Agreement   Exhibit 10.3 of Form 10-Q for quarter ended
               between the Company and Charles K.        June 30, 1997 (File No. 1-10042)
               Vaughan, dated May 14, 1997
 10.28(c)*     Amendment No. 2 to Consulting Agreement   Exhibit 10.30(c) of Form 10-K for fiscal
               between the Company and Charles K.        year ended September 30, 1998 (File No.
               Vaughan, dated August 12, 1998            1-10042)
 10.28(d)*     Amendment No. 3 to Consulting Agreement   Exhibit 10.30(d) of Form 10-K for fiscal
               between the Company and Charles K.        year ended September 30, 1999 (File No.
               Vaughan, dated November 10, 1999          1-10042)
 10.28(e)*     Amendment No. 4 to Consulting Agreement   Exhibit 10.32(e) of Form 10-K for fiscal
               between the Company and Charles K.        year ended September 30, 2000 (File No.
               Vaughan, dated November 9, 2000           1-10042)
 10.28(f)*     Mini-Med/Dental Benefit Extension Agree-  Exhibit 10.28(f) of Form 10-K for fiscal
               ment dated October 1, 1994                year ended September 30, 2001 (File No.
                                                         1-10042)
 10.28(g)*     Amendment No. 1 to Mini-Med/Dental Bene-  Exhibit 10.28(g) of Form 10-K for fiscal fit Extension Agreement dated August 14,  year ended September 30, 2001 (File No.
               2001                                      1-10042)
 10.29*        Atmos Energy Corporation Equity           Exhibit C of Definitive Proxy Statement on
               Incentive and Deferred Compensation Plan  Schedule 14A filed December 30, 1998 (File
               for Non-Employee Directors                No. 1-10042)
 10.30(a)*     Atmos Energy Corporation Retirement Plan  Exhibit 10(y) of Form 10-K for fiscal year
               for Outside Directors                     ended September 30, 1992 (File No. 1-10042)
 10.30(b)*     Amendment No. 1 to the Atmos Energy Cor-  Exhibit 10.2 of Form 10-Q for quarter ended
               poration Retirement Plan for Outside      December 31, 1996 (File No. 1-10042)
               Directors
 10.31*        Atmos Energy Corporation Outside          Exhibit 10.28 of Form 10-K for fiscal year
               Directors Stock-for-Fee Plan (Amended     ended September 30, 1997 (File No. 1-10042)
               and Restated as of November 12, 1997)
 10.32(a)*     Atmos Energy Corporation 1998 Long-Term   Exhibit 10.1 of Form 10-Q for quarter ended
               Incentive Plan (as amended and restated   March 31, 2002 (File No. 1-10042)
               February 14, 2002)
 10.32(b)*     Atmos Energy Corporation Annual           Exhibit 10.2 of Form 10-Q for quarter ended
               Incentive Plan for Management (as         March 31, 2002 (File No. 1-10042)
               amended and restated February 14, 2002)
 11            Not applicable
 12            Computation of ratio of earnings to
               fixed charges
 13            Not applicable

  EXHIBIT
   NUMBER                    DESCRIPTION                 PAGE NUMBER OR INCORPORATION BY REFERENCE TO
  -------                    -----------                 --------------------------------------------
 16            Not applicable
 18            Not applicable
               Other Exhibits, as indicated
 21            Subsidiaries of the registrant
 22            Not applicable
 23            Consent of independent auditor, Ernst &
               Young LLP
 24            Power of Attorney                         Signature page of Form 10-K for fiscal year
                                                         ended September 30, 2002
 99.1          Certification Pursuant to 18 U.S.C. Sec-
               tion 1350 as Adopted Pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002 by
               the Company's Chief Executive Officer**
 99.2          Certification Pursuant to 18 U.S.C Sec-
               tion 1350 as Adopted Pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002 by
               the Company's Chief Financial Officer**

---------------

 * This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."

** These certifications pursuant to 18 U.S.C. Section 1350 by the Company's
   Chief Executive Officer and Chief Financial Officer, furnished as Exhibits
   99.1 and 99.2, respectively, to this Annual Report on Form 10-K, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.