Form 10-Q
period 2002-12-31
ATMOS ENERGY CORP
filed 2003-02-14
CIK 731802

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

           FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act)  Yes [X]     No [ ]

     Number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2003.

            CLASS               SHARES OUTSTANDING
            -----               ------------------
         No Par Value               45,368,350

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ATMOS ENERGY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2002           2002
                                                              ------------   -------------
                                                                     (IN THOUSANDS)
                                                              (UNAUDITED)
                                          ASSETS
Property, plant and equipment...............................   $2,444,915     $2,127,827
  Less accumulated depreciation and amortization............      984,404        827,507
                                                               ----------     ----------
     Net property, plant and equipment......................    1,460,511      1,300,320
Current assets
  Cash and cash equivalents.................................       39,238         46,827
  Cash held on deposit in margin account....................        1,688         10,192
  Accounts receivable, net..................................      372,529        136,227
  Inventories...............................................        6,999          3,769
  Gas stored underground....................................      106,978         91,783
  Assets from risk management activities....................       34,445         27,984
  Other current assets and prepayments......................       25,623         13,209
                                                               ----------     ----------
     Total current assets...................................      587,500        329,991
Intangible assets...........................................        5,683          5,365
Goodwill....................................................      272,351        185,015
Noncurrent assets from risk management activities...........        4,024          5,241
Deferred charges and other assets...........................      167,995        154,289
                                                               ----------     ----------
                                                               $2,498,064     $1,980,221
                                                               ==========     ==========
                           SHAREHOLDERS' EQUITY AND LIABILITIES
Shareholders' equity
  Common stock..............................................   $      227     $      208
  Additional paid-in capital................................      588,616        508,265
  Retained earnings.........................................      119,393        106,142
  Accumulated other comprehensive income (loss).............      (41,429)       (41,380)
                                                               ----------     ----------
     Shareholders' equity...................................      666,807        573,235
Long-term debt..............................................      815,242        670,463
                                                               ----------     ----------
     Total capitalization...................................    1,482,049      1,243,698
Current liabilities
  Current maturities of long-term debt......................        9,247         21,980
  Short-term debt...........................................      205,408        145,791
  Accounts payable and accrued liabilities..................      310,831        135,609
  Taxes payable.............................................        9,454         15,626
  Customers' deposits.......................................       40,020         31,147
  Liabilities from risk management activities...............       24,421         18,487
  Deferred gas cost.........................................       21,091         21,947
  Other current liabilities.................................       76,351         72,520
                                                               ----------     ----------
     Total current liabilities..............................      696,823        463,107
Deferred income taxes.......................................      164,635        134,540
Noncurrent liabilities from risk management activities......        4,373          3,663
Deferred credits and other liabilities......................      150,184        135,213
                                                               ----------     ----------
                                                               $2,498,064     $1,980,221
                                                               ==========     ==========

     See accompanying notes to condensed consolidated financial statements

                            ATMOS ENERGY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   DECEMBER 31
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Operating revenues..........................................  $401,547    $271,342
Purchased gas cost..........................................   268,961     161,977
                                                              --------    --------
  Gross profit..............................................   132,586     109,365
Gas trading margin..........................................     4,580       7,163
Operating expenses
  Operation and maintenance.................................    50,504      42,528
  Depreciation and amortization.............................    21,194      20,474
  Taxes, other than income..................................    12,844      10,080
                                                              --------    --------
     Total operating expenses...............................    84,542      73,082
                                                              --------    --------
Operating income............................................    52,624      43,446

Miscellaneous income........................................     4,124       5,401
Interest charges............................................    15,479      15,992
                                                              --------    --------
Income before income taxes..................................    41,269      32,855
Income taxes................................................    15,476      12,222
                                                              --------    --------
     Net income.............................................  $ 25,793    $ 20,633
                                                              ========    ========
Basic net income per share..................................  $    .60    $    .51
                                                              ========    ========
Diluted net income per share................................  $    .60    $    .50
                                                              ========    ========
Cash dividends per share....................................  $   .300    $   .295
                                                              ========    ========
Weighted average shares outstanding:
  Basic.....................................................    42,796      40,837
                                                              ========    ========
  Diluted...................................................    42,919      40,922
                                                              ========    ========

     See accompanying notes to condensed consolidated financial statements

                            ATMOS ENERGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31
                                                              --------------------
                                                                2002        2001
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Cash Flows From Operating Activities
  Net income................................................  $  25,793   $ 20,633
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Depreciation and amortization:
       Charged to depreciation and amortization.............     21,194     20,474
       Charged to other accounts............................        541        693
     Deferred income taxes..................................     10,544      6,421
     Other..................................................     (4,558)      (171)
     Net assets/liabilities from risk management
      activities............................................      1,400     (8,035)
     Net change in operating assets and liabilities.........    (67,164)    16,587
                                                              ---------   --------
          Net cash provided (used) by operating
            activities......................................    (12,250)    56,602
Cash Flows From Investing Activities
  Capital expenditures......................................    (35,080)   (28,009)
  Acquisitions..............................................    (74,650)   (15,747)
  Retirements of property, plant and equipment, net.........        673        123
  Assets for leasing activities.............................       (185)        --
                                                              ---------   --------
          Net cash used in investing activities.............   (109,242)   (43,633)
Cash Flows From Financing Activities
  Net increase in short-term debt...........................     59,617      5,889
  Cash dividends paid.......................................    (12,542)   (12,072)
  Repayment of long-term debt...............................    (14,954)   (13,624)
  Repayment of Mississippi Valley Gas debt..................    (70,938)        --
  Proceeds from Bridge loan.................................    147,000         --
  Issuance of common stock..................................      5,720      4,360
                                                              ---------   --------
          Net cash provided (used) by financing
            activities......................................    113,903    (15,447)
                                                              ---------   --------
Net decrease in cash and cash equivalents...................     (7,589)    (2,478)
Cash and cash equivalents at beginning of period............     46,827     15,263
                                                              ---------   --------
Cash and cash equivalents at end of period..................  $  39,238   $ 12,785
                                                              =========   ========

     See accompanying notes to condensed consolidated financial statements

                            ATMOS ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               DECEMBER 31, 2002

1.  UNAUDITED INTERIM FINANCIAL INFORMATION

     In the opinion of management, all material adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made to the unaudited interim period financial statements. Because of seasonal and other factors, the results of operations for the three month period ended December 31, 2002 are not indicative of expected results of operations for the year ending September 30, 2003. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation in its Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

     Principles of consolidation -- The accompanying condensed consolidated financial statements include the accounts of Atmos Energy Corporation and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

     Common stock -- As of December 31, 2002, we had 100,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 45,304,938 shares outstanding. At September 30, 2002, we had 41,675,932 shares outstanding.

     Goodwill -- Total goodwill was $272.3 million and $185.0 million at December 31, 2002 and September 30, 2002. Goodwill applicable to the utility segment was $237.6 million and $150.3 million at December 31, 2002 and September 30, 2002. Goodwill applicable to the natural gas marketing segment was $22.6 million and $21.3 million at December 31, 2002 and September 30, 2002. Goodwill applicable to the other non-utility segment was $12.1 million and $13.4 million at December 31, 2002 and September 30, 2002. Goodwill applicable to the utility and other non-utility segments resulted from the acquisition of the Louisiana Gas Service Company assets on July 1, 2001 and Mississippi Valley Gas Company on December 3, 2002 and is not subject to amortization under the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Goodwill applicable to the natural gas marketing segment was amortized over 20 years through September 30, 2001. Effective October 1, 2001, goodwill has not been amortized pursuant to the provisions of Statement of Financial Accounting Standards No. 142.

     Under the provisions of Statement of Financial Accounting Standards No. 142, we evaluate our goodwill balance annually in our second quarter or as impairment indicators arise. The initial evaluation took take place during the second quarter of fiscal 2002. We use a present value technique based on discounted cash flows to estimate the fair value of our reporting groups. No impairment of our goodwill balance was indicated as a result of that evaluation.

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

                            ATMOS ENERGY CORPORATION

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

     Risk management assets and liabilities, natural gas marketing segment -- We use storage, transportation and requirements contracts, forwards, over-the-counter and exchange-traded options, futures and swap contracts to conduct our risk management activities.

     On October 25, 2002, the Emerging Issues Task Force rescinded Issue No. 98-10 "Accounting for Energy Trading and Risk Management Activities" thereby precluding mark-to-market accounting for inventory and energy trading contracts that are not derivatives. During the quarter ended December 31, 2002, energy trading contracts entered into on or before October 25, 2002 were marked to market pursuant to the provisions of EITF Issue No. 98-10. Energy trading contracts entered into after October 25, 2002 were accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Beginning January 1, 2003, energy trading contracts will be accounted for pursuant to the provisions of SFAS No. 133. The cumulative effect of the change in accounting principle will be reported in accordance with APB Opinion No. 20, "Accounting Changes." The cumulative noncash charge in the second quarter of fiscal 2003 is estimated to be between $7.0 million and $9.0 million. As performance under these inventory, storage and transportation contracts is completed in subsequent periods, the applicable income will be recognized.

     Under the mark-to-market method of accounting, contracts are reflected at fair value, inclusive of future servicing costs and valuation adjustments, with resulting unrealized gains and losses recorded as assets or liabilities from risk management activities on the condensed consolidated balance sheet. Current period changes in the assets and liabilities from risk management activities are recognized as net gains or losses on the condensed consolidated statement of income. Changes in the mark-to-market valuation of assets and liabilities from risk management activities result primarily from changes in the valuation of the portfolio of contracts, maturity and settlement of contracts and newly originated transactions. Market prices and models used to value these transactions reflect our best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts. Values are adjusted to reflect the potential impact of liquidating our positions in an orderly manner over a reasonable period of time under present market conditions. Changes in market prices directly affect our estimate of the fair value of these transactions. Certain contracts within this segment are not subject to EITF Issue No. 98-10 and are therefore accounted for on the accrual basis.

     Risk management assets and liabilities, utility segment -- We have entered into hedging agreements for the 2002-2003 heating season to protect us and our customers from unusually large winter period gas price increases. We account for these activities pursuant to SFAS No. 133. In accordance with Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation", current period changes in the assets and liabilities from risk management activities are recorded as deferred gas costs on the condensed consolidated balance sheet due to recoverability in rates. Accordingly, there is no earnings impact as a result of the use of these financial instruments. Upon maturity, the contracts are recognized in purchased gas cost on the condensed consolidated statement of income.

                            ATMOS ENERGY CORPORATION

     Comprehensive income -- The following table presents the components of comprehensive income, net of related tax, for the three-month periods ended December 31, 2002 and 2001:

                                                              THREE MONTHS ENDED
                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Net income..................................................  $25,793    $20,633
Unrealized holding gains (losses) on investments, net of
  taxes (benefit) of $(29) and $376.........................      (49)       637
                                                              -------    -------
Comprehensive income........................................  $25,744    $21,270
                                                              =======    =======

The only components of accumulated other comprehensive income (loss), net of related tax, relate to unrealized holding gains and losses associated with certain available for sale investments and the minimum pension liability.

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

     Recently issued accounting standards not yet adopted -- On October 25, 2002, the Emerging Issues Task Force rescinded EITF Issue No. 98-10 thereby precluding mark-to-market accounting for energy trading contracts that are not derivatives. For more discussion on this issue, see "Risk management assets and liabilities, natural gas marketing segment" contained in this same footnote.

     Reclassifications -- Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  ACQUISITION OF MISSISSIPPI VALLEY GAS COMPANY

     On December 3, 2002, we completed the acquisition of Mississippi Valley Gas Company, Mississippi's largest natural gas utility. We paid approximately $74.7 million cash and $74.7 million in Atmos Energy common stock consisting of 3,386,287 unregistered shares. We also repaid approximately $70.9 million of Mississippi Valley Gas' outstanding debt. Beginning in December 2002, results of operations of Mississippi Valley Gas Company have been consolidated with our results of operations.

                            ATMOS ENERGY CORPORATION

     The following table summarizes the fair values of the assets acquired and liabilities assumed, in thousands:

Net property, plant and equipment.........................  $156,516
Current assets............................................    43,848
Other intangible assets...................................    11,746
Goodwill..................................................    87,336
Deferred charges and other assets.........................    10,670
                                                            --------
  Total assets acquired...................................   310,116
Current liabilities.......................................   (47,637)
Noncurrent liabilities....................................   (89,712)
Other acquisition related costs...........................   (23,467)
                                                            --------
  Purchase price..........................................  $149,300
                                                            ========

     Other intangible assets represent the fair value of rights-of-way. The value assigned to goodwill was based on our belief that the acquisition of the Mississippi Valley Gas Company will enable us to leverage our existing technology in order to add value to Atmos. We expect that the goodwill amount will not be deductible for tax purposes. Other acquisition related costs consist of $13.1 million of make-whole premiums related to the repayment of Mississippi Valley Gas' debt and other costs including termination benefits.

     The pro forma effects for the quarter ended December 31, 2002 of combining the results of operations of Mississippi Valley Gas Company with our consolidated results of operations were a $35.8 million increase in operating revenues to $437.3 million, a $3.2 million decrease in net income to $22.6 million and a $0.10 decrease in diluted earnings per share to $0.50.

     Such pro forma effects for the quarter ended December 31, 2001 were a $59.1 million increase in operating revenues to $330.4 million, a $2.5 million increase in net income to $23.1 million and a $0.02 increase in diluted earnings per share to $0.52.

3.  CONTINGENCIES

  LITIGATION

  Colorado-Kansas Division

     On September 23, 1999, a suit was filed in the District Court of Stevens County, Kansas, by Quinque Operating Company, Tom Boles and Robert Ditto, against more than 200 companies in the natural gas industry including us and our Colorado-Kansas Division. The plaintiffs, who purport to represent a class consisting of gas producers, royalty owners, overriding royalty owners, working interest owners and state taxing authorities, accuse the defendants of underpaying royalties on gas taken from wells situated on non-federal and non-Indian lands throughout the United States and offshore waters predicated upon allegations that the defendants' gas measurements are simply inaccurate and that the defendants failed to comply with applicable regulations and industry standards over the last 25 years. Although the plaintiffs do not specifically allege an amount of damages, they contend that this suit is brought to recover billions of dollars in revenues that the defendants have allegedly unlawfully diverted from the plaintiffs to themselves. On April 10, 2000, this case was consolidated for pre-trial proceedings with other similar pending litigation in federal court in Wyoming in which we are also a defendant along with over 200 other defendants in the case of In Re Natural Gas Royalties Quitam Litigation. In January 2001, the federal court elected to remand this case back to the Kansas state court. A reconsideration of remand was filed, but it was denied. The state court now has jurisdiction over this proceeding and has issued a preliminary case management order. On January 13, 2003,

                            ATMOS ENERGY CORPORATION
the court held a hearing on the plaintiffs' motion to certify this proceeding as a class action. The court took the motion under advisement and we are awaiting a ruling. We believe that the plaintiffs' claims are lacking in merit, and we intend to vigorously defend this action. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows.

  Texas Division

     On February 13, 2002, a suit was filed in the 287th District Court of Parmer County, Texas by Anderson Brothers, a Partnership, against Atmos Energy Corporation, et al. The plaintiffs' claims arise out of an alleged breach of contract by us and by a number of our divisions and subsidiaries concerning the sale of natural gas used in irrigation activities since 1998 and an alleged violation of the Texas Agricultural Gas Users Act of 1985. The court has ruled proper venue to be in Parmer County, Texas. We have been responding to numerous discovery requests from the plaintiffs. We also filed suit in Travis County, Texas to have the Texas Agricultural Gas Users Act of 1985 declared unconstitutional. The court denied our motion for summary judgment which we have appealed. The plaintiffs seek class action status and to recover unspecified damages plus attorney's fees. We have denied any liability and intend to vigorously defend against the plaintiffs' claims. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows.

     We are a plaintiff in a case styled Energas Company, a Division of Atmos Energy Corporation v. ONEOK Energy Marketing and Trading Company, L.P., ONEOK Westex Transmission, Inc. and ONEOK Energy Marketing and Trading Company II, filed in December 2001, pending in the District Court of Lubbock County, Texas, 72nd Judicial District. In this case, we are seeking to collect our receivable related to approximately 5.0 Bcf of natural gas that we believe was not delivered. We believe the receivable is fully recoverable.

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

  ENVIRONMENTAL MATTERS

  Manufactured Gas Plant Sites

     We are the owner or previous owner of manufactured gas plant sites in Johnson City and Bristol, Tennessee and Hannibal, Missouri which were used to supply gas prior to availability of natural gas. The gas manufacturing process resulted in certain by-products and residual materials including coal tar. The manufacturing process used by our predecessors was an acceptable and satisfactory process at the time such

                            ATMOS ENERGY CORPORATION
operations were being conducted. Under current environmental protection laws and regulations, we may be responsible for response actions with respect to such materials if response actions are necessary.

     United Cities Gas Company and the Tennessee Department of Environment and Conservation entered into a consent order effective January 23, 1997, to facilitate the investigation, removal and remediation of the Johnson City site. Prior to our merger with United Cities Gas Company in July 1997, United Cities Gas Company began the implementation of the consent order in the first quarter of 1997 which we have continued through December 31, 2002. The investigative phase of the work at the site has been completed. An interim removal action was completed in June 2001. We installed four groundwater monitoring wells at the site in 2002 and will submit the analytical results to the Tennessee Department of Environment and Conservation in March 2003. We have completed a risk assessment report which is currently under review by the Tennessee Department of Environment and Conservation. The Tennessee Regulatory Authority granted us permission to defer, until our next rate case in Tennessee, all costs incurred in Tennessee in connection with state and federally mandated environmental control requirements.

     In March 2002, the Tennessee Department of Environment and Conservation contacted us about conducting an investigation at a former manufactured gas plant located in Bristol, Tennessee. We agreed to perform a preliminary investigation at the site which was completed in June 2002. The investigation identified manufactured gas plant residual materials in the soil beneath the site and we have proposed performing a focused removal action to remove any such residuals in fiscal 2003. The Tennessee Department of Environment and Conservation has requested that the focused removal action be conducted pursuant to a voluntary agreement.

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

     As of December 31, 2002, we had incurred costs of approximately $1.1 million for the investigations of the Johnson City and Bristol, Tennessee and Hannibal, Missouri sites and had a remaining accrual relating to these sites of $0.9 million.

  Mercury Contamination Sites

     We have completed investigation and remediation activities pursuant to Consent Orders between the Kansas Department of Health and Environment and United Cities Gas Company. The Orders provided for the investigation and remediation of mercury contamination at gas pipeline sites which utilize or formerly utilized mercury meter equipment in Kansas. The Final Interim Characterization and Remediation Report has been submitted to the Kansas Department of Health. We have amended the Orders with the Kansas Department of Health to include all mercury meters that belonged to our Colorado-Kansas Division before the merger with United Cities Gas Company on July 31, 1997. All work on these sites has been completed. We will submit a report to the Kansas Department of Health and Environment describing the results of the work. As of December 31, 2002, we had incurred costs of $0.1 million for these sites and had a remaining accrual of $0.3 million for recovery. The Kansas Corporation Commission has authorized us to defer these costs and seek recovery in a future rate case.

                            ATMOS ENERGY CORPORATION

     We are a party to other environmental matters and claims that arise out of our ordinary business. While the ultimate results of response actions to these environmental matters and claims cannot be predicted with certainty, we believe the final outcome of such response actions will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that the expenditures related to such response actions will either be recovered through rates, shared with other parties or adequately covered by insurance.

4.  SHORT-TERM DEBT

     At December 31, 2002, short-term debt consisted of $201.6 million of commercial paper and $3.8 million outstanding under bank credit facilities.

  COMMITTED CREDIT FACILITIES

     We have short-term committed credit facilities totaling $318.0 million. One short-term unsecured credit facility is for $300.0 million and serves as a backup liquidity facility for our commercial paper program. Our commercial paper is rated A-2 by Standard and Poor's, P-2 by Moody's and F-2 by Fitch. At December 31, 2002, $201.6 million of commercial paper was outstanding. We have a second unsecured facility in place for $18.0 million. At December 31, 2002, $3.8 million was outstanding under this credit facility. These credit facilities are negotiated at least annually and are used for working capital purposes.

     On October 7, 2002, we entered into a $150.0 million short-term unsecured committed credit facility. This credit facility was used to provide initial funding for the cash portion of the Mississippi Valley Gas acquisition and to repay Mississippi Valley Gas' existing debt. At December 31, 2002, $147.0 million was outstanding under this credit facility. This amount was classified as long-term debt due to our intent and ability to refinance the borrowings with long-term debt. This amount was refinanced in January 2003.

  UNCOMMITTED CREDIT FACILITIES

     Our Woodward Marketing subsidiary has a $210.0 million uncommitted demand working capital credit facility. Atmos Energy Holdings, Inc. and Atmos Energy Marketing, L.L.C., our wholly-owned subsidiaries, are guarantors of all amounts outstanding under this facility. At December 31, 2002, no amount was outstanding under this credit facility. Letters of credit totaling $89.0 million reduced the amount available under this facility. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to Woodward Marketing under this credit facility at December 31, 2002 was $36.0 million. This credit facility expires on February 28, 2003 and is currently being renegotiated.

     We also have an unsecured short-term uncommitted credit line for $20.0 million. There were no borrowings under this uncommitted credit facility at December 31, 2002. This uncommitted line is renewed or renegotiated at least annually with varying terms and we pay no fee for the availability of the line. Borrowings under this line are made on a when- and as-available basis at the discretion of the bank. This facility is also used for working capital purposes.

     In addition, Woodward Marketing has up to $100.0 million available from Atmos Energy Holdings for its non-utility business. At December 31, 2002, $42.0 million was outstanding. Any outstanding amounts under the Atmos Energy Holdings facility are subordinated to Woodward Marketing's $210.0 million uncommitted demand credit facility described above. This intercompany loan is eliminated in the consolidated financial statements.

                            ATMOS ENERGY CORPORATION

5.  EARNINGS PER SHARE

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

                                                               FOR THE THREE
                                                               MONTHS ENDED
                                                                DECEMBER 31
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
                                                              (IN THOUSANDS)
Weighted average common shares -- basic.....................  42,796   40,837
Effect of dilutive securities:
  Restricted stock..........................................      61       67
  Stock options.............................................      62       18
                                                              ------   ------
Weighted average common shares -- assuming dilution.........  42,919   40,922
                                                              ======   ======

6.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  WEATHER INSURANCE

     In June 2001, we purchased a three year weather insurance policy with an option to cancel in the third year. The policy is for our Texas and Louisiana operations and covers the entire heating season of October to March beginning with the 2001-2002 heating season. The cost of the three year policy was approximately $13.2 million which was prepaid and will be amortized over the appropriate heating seasons based on degree days. The insurance is designed to protect against weather that is at least seven percent warmer than normal for the entire heating season. During the quarter ended December 31, 2001, we recognized $5.9 million in income and $1.9 million in amortization expense relating to this insurance policy. During the quarter ended December 31, 2002, weather was not at least seven percent warmer than normal resulting in no income being recognized under this insurance policy. Amortization expense of $1.9 million was recognized during the quarter ended December 31, 2002.

  UTILITY HEDGING ACTIVITIES

     Historically we have hedged 20 to 25 percent of our gas supply through the use of our underground storage assets. For the 2002-2003 heating season, we have covered approximately 51 percent of our anticipated flowing gas requirements through storage, financial hedges and fixed forward contracts at a weighted average cost of less than $4.00 per Mcf. This should provide protection to us and our customers against potential sharp increases in the price of natural gas during the 2002-2003 heating season.

     In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," we use the mark-to-market method to account for our financial instruments discussed previously. In accordance with SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation", current period changes in the assets and liabilities from risk management activities are recorded as deferred gas costs on the condensed consolidated balance sheet as these costs ultimately will be recovered from ratepayers. Accordingly, there is no earnings impact as a result of the use of these financial instruments. Upon maturity, the contracts are recognized in purchased gas cost on the condensed consolidated statement of income.

                            ATMOS ENERGY CORPORATION

  NON-UTILITY HEDGING ACTIVITIES

     At the close of business on December 31, 2002, we had outstanding contracts representing 0.5 Bcf of net notional volumes with average contract maturities of less than two years. These contracts were marked to market. Contracts representing 92 percent of the fair value of these contracts are scheduled to mature within three years.

     For the three months ended December 31, 2002, our gas trading margin consisted of a $5.7 million realized trading gain and a $1.1 million unrealized trading loss. For the three months ended December 31, 2001, our gas trading margin consisted of a $2.9 million realized trading gain and a $4.3 million unrealized trading gain.

     The principal business of Atmos Energy Marketing, L.L.C., including the activities of Woodward Marketing, L.L.C. and Trans Louisiana Industrial Gas Company, Inc., is the overall management of natural gas requirements for municipalities, local gas utility companies and industrial customers located primarily in the southeastern and midwestern United States. This business involves the sale of natural gas by Atmos Energy Marketing to its customers and the management of storage and transportation contracts for its customers under contracts generally having one to two-year terms. At December 31, 2002, Atmos Energy Marketing had a total of 161 municipal customers and 674 industrial customers. Atmos Energy Marketing also sells natural gas to certain of its industrial customers on a delivered burner tip basis under contract terms from 30 days to two years. In addition, Atmos Energy Marketing supplies our regulated operations with a portion of our natural gas requirements on a competitive bid basis. Any mark-to-market gains or losses on these affiliate contracts are eliminated in consolidation.

     In the management of natural gas requirements for municipal and other local utilities, Atmos Energy Marketing sells physical natural gas to customers for future delivery and manages the associated price risk through the use of gas futures, including forwards, over-the-counter and exchange-traded options, and swap contracts with counterparties. These financial contracts are marked-to-market daily at the close of business. Atmos Energy Marketing links gas futures to physical delivery of natural gas and typically balances its futures positions at the end of each trading day. Over-the-counter swap agreements require Atmos Energy Marketing to receive or make payments based on the difference between a fixed price and the market price of natural gas on the settlement date. Atmos Energy Marketing uses these futures and swaps to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas, which are also carried on a mark-to-market basis. Mark-to-market accounting refers to the measurement of contracts at fair value determined at the balance sheet date with any gains and losses included in earnings. Options held to manage price risk provide the right, but not the requirement, to buy or sell energy commodities at a fixed price. Atmos Energy Marketing uses options to manage margins and to limit overall price risk exposure. At any point in time, Atmos Energy Marketing may not have completely offset its price risk on these activities. See Note 1 for a discussion of a change in accounting principle related to mark-to-market accounting.

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

     Atmos Energy Marketing manages its financial trading for hedging (risk management) purposes related to its physical trading positions. With regard to its physical trading business, Atmos Energy Marketing does engage in limited speculative natural gas trading for its own account primarily related to its storage activity,

                            ATMOS ENERGY CORPORATION
subject to a risk management policy established by us which limits the level of trading loss to a maximum of 25 percent of the budgeted annual operating income of Atmos Energy Holdings. Physical trading involves utilizing physical assets (storage and transportation) to sell and deliver gas to customers or to take a position in the market based on anticipated price movement. Compliance with such risk management policy is monitored on a daily basis. In addition, Woodward Marketing's bank credit facility limits trading positions that are not closed at the end of the day (open positions) to 5.0 Bcf of natural gas. At December 31, 2002, Atmos Energy Marketing's net open positions in its trading operations totaled 0.5 Bcf. Atmos Energy Marketing's open trading positions are monitored on a daily basis but are not required to be closed if they remain within the limits set by the bank loan agreement. In addition to the price risk of any net open position at the end of each trading day, the financial exposure that results from intra-day fluctuations of gas prices and the potential for daily price movements constitutes a risk of loss since the price of natural gas purchased or sold for future delivery at the beginning of the day may not be hedged until later in the day.

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

     From time to time, Woodward Marketing borrows money to fund its natural gas purchases and to fulfill its obligations to maintain deposit accounts with its counterparties. See Note 4 of notes to condensed consolidated financial statements.

7.  SEGMENT INFORMATION

     Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in Note 1 of notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2002. All intersegment sales prices are market based. We evaluate performance based on net income or loss of the respective operating units.

     Included in purchased gas cost were purchases from Atmos Energy Marketing of $62.4 million and $49.4 million for the quarters ended December 31, 2002 and 2001. Volumes purchased were 15.2 Bcf and 19.3 Bcf in the quarters ended December 31, 2002 and 2001. These purchases were made in a competitive open bidding process and reflect market prices. Average prices per Mcf for gas purchased from Atmos Energy Marketing were $4.10 and $2.56 for the quarters ended December 31, 2002 and 2001. In addition, we have entered into contracts with Atmos Energy Marketing to manage a significant portion of our underground storage facilities. Atmos Energy Marketing has acted as agent in placing financial instruments for the various divisions that protect us and our customers from unusually large winter period gas price increases.

     In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", we have identified the Utility, Natural Gas Marketing and Other Non-Utility segments. For an expanded description of these segments, please refer to Note 1 of notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2002. We consider each division within our utility segment to be a reporting unit of the utility segment and not a reportable segment. The individual operations that comprise the other non-utility segment are not currently material to our consolidated financial position or results of operations and therefore do not require separate

                            ATMOS ENERGY CORPORATION
reporting. Income from our other non-utility segment is generated primarily from pipeline and storage operations.

     Summarized financial information concerning our reportable segments for the three months ended December 31, 2002 and 2001 are shown in the following table:

                                                                          OTHER
                                                          NATURAL GAS      NON-
                                              UTILITY      MARKETING     UTILITY       TOTAL
                                             ----------   -----------   ----------   ----------
                                                               (IN THOUSANDS)
As of and for the three months ended
December 31, 2002:
------------------
Operating revenues for reportable
  segments.................................  $  399,968    $    166       $2,900     $  403,034
Elimination of intersegment revenues.......        (283)       (166)      (1,038)        (1,487)
                                             ----------    --------       ------     ----------
     Total operating revenues..............     399,685          --        1,862        401,547
Net income.................................      21,059         768        3,966         25,793
Total assets...............................   2,275,294     293,952       86,688      2,655,934

December 31, 2001:
------------------
Operating revenues for reportable
  segments.................................  $  265,156    $    170       $7,465     $  272,791
Elimination of intersegment revenues.......        (639)         --         (810)        (1,449)
                                             ----------    --------       ------     ----------
     Total operating revenues..............     264,517         170        6,655        271,342
Net income.................................      16,834       2,628        1,171         20,633
Total assets...............................   1,944,012     263,544       71,215      2,278,771

     A reconciliation of total assets for the reportable segments to total consolidated assets for December 31, 2002 and 2001 is presented below:

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Total assets for reportable segments........................  $2,655,934   $2,278,771
Elimination of intercompany accounts........................    (157,870)    (155,225)
                                                              ----------   ----------
  Total consolidated assets.................................  $2,498,064   $2,123,546
                                                              ==========   ==========

                            ATMOS ENERGY CORPORATION

8.  SUPPLEMENTAL DISCLOSURES

     The following supplemental condensed financial statements show our three operating segments and the elimination of material intercompany transactions. The following supplemental condensed balance sheet is as of December 31, 2002.

                                                  NATURAL
                                                    GAS      OTHER NON-
                                     UTILITY     MARKETING     UTILITY     ELIMINATIONS   CONSOLIDATED
                                    ----------   ---------   -----------   ------------   ------------
                                                              (IN THOUSANDS)
ASSETS
Property, plant and equipment,
  net.............................  $1,392,592   $  9,707      $58,212      $      --      $1,460,511
Investment in subsidiaries........     128,769     (3,136)          --       (125,633)             --
Current assets
  Cash and cash equivalents.......      (3,581)    41,951          868             --          39,238
  Cash held on deposit in margin
    account.......................          --      1,688           --             --           1,688
  Accounts receivable, net........     231,972    173,403       (3,329)       (29,517)        372,529
  Inventories.....................       6,780         --          219             --           6,999
  Gas stored underground..........      77,939     21,145        7,894             --         106,978
  Assets from risk management
    activities....................       8,531     28,634           --         (2,720)         34,445
  Other current assets and
    prepayments...................       9,855     12,184        3,584             --          25,623
  Intercompany receivables........      85,252    (41,634)     (43,618)            --              --
                                    ----------   --------      -------      ---------      ----------
      Total current assets........     416,748    237,371      (34,382)       (32,237)        587,500
Intangible assets.................          --      5,683           --             --           5,683
Goodwill..........................     237,623     22,600       12,128             --         272,351
Noncurrent assets from risk
  management activities...........          --      4,024           --             --           4,024
Deferred charges and other
  assets..........................      99,562     17,703       50,730             --         167,995
                                    ----------   --------      -------      ---------      ----------
                                    $2,275,294   $293,952      $86,688      $(157,870)     $2,498,064
                                    ==========   ========      =======      =========      ==========

SHAREHOLDERS' EQUITY AND
  LIABILITIES
Shareholders' equity..............  $  666,807   $ 76,498      $52,271      $(128,769)     $  666,807
Long-term debt....................     812,880         --        2,362             --         815,242
                                    ----------   --------      -------      ---------      ----------
      Total capitalization........   1,479,687     76,498       54,633       (128,769)      1,482,049
Current liabilities Current
  maturities of long-term debt....       8,207         --        1,040             --           9,247
  Short-term debt.................     205,408         --           --             --         205,408
  Liabilities from risk management
    activities....................       1,836     22,585           --             --          24,421
  Deferred gas cost...............      11,991      8,361          739             --          21,091
  Other current liabilities.......     278,452    174,859       12,446        (29,101)        436,656
                                    ----------   --------      -------      ---------      ----------
      Total current liabilities...     505,894    205,805       14,225        (29,101)        696,823
Deferred income taxes.............     160,814     (3,228)       7,049             --         164,635
Noncurrent liabilities from risk
  management activities...........          --      4,373           --             --           4,373
Deferred credits and other
  liabilities.....................     128,899     10,504       10,781             --         150,184
                                    ----------   --------      -------      ---------      ----------
                                    $2,275,294   $293,952      $86,688      $(157,870)     $2,498,064
                                    ==========   ========      =======      =========      ==========

                            ATMOS ENERGY CORPORATION

     The following supplemental condensed statement of income is for the three months ended December 31, 2002.

                                           NATURAL
                                             GAS      OTHER NON-
                               UTILITY    MARKETING     UTILITY     ELIMINATIONS   CONSOLIDATED
                               --------   ---------   -----------   ------------   ------------
                                                        (IN THOUSANDS)
Operating revenues...........  $399,968   $344,253      $2,900       $(345,574)      $401,547
Purchased gas cost...........   270,495    339,508      (1,126)       (339,916)       268,961
                               --------   --------      ------       ---------       --------
  Gross profit...............   129,473      4,745       4,026          (5,658)       132,586
Gas trading margin...........        --     (3,384)         --           7,964          4,580
Operating expenses...........    80,326      2,613       1,925            (322)        84,542
                               --------   --------      ------       ---------       --------
Operating income (loss)......    49,147     (1,252)      2,101           2,628         52,624
Miscellaneous income
  (expense)..................      (842)       929       4,938            (901)         4,124
Interest charges.............   (14,835)    (1,040)       (505)            901        (15,479)
                               --------   --------      ------       ---------       --------
Income (loss) before income
  taxes......................    33,470     (1,363)      6,534           2,628         41,269
Provision for income taxes...    12,411        483       2,568              14         15,476
                               --------   --------      ------       ---------       --------
     Net income (loss).......  $ 21,059   $ (1,846)     $3,966       $   2,614       $ 25,793
                               ========   ========      ======       =========       ========

     Organization -- Atmos Energy Corporation distributes natural gas in 12 states through its regulated utility operating divisions -- Colorado-Kansas Division, Kentucky Division, Louisiana Division, Mid-States Division, Mississippi Valley Gas Company Division and Texas Division. Our nonutility operations are organized under Atmos Energy Holdings, Inc., which includes Atmos Energy Marketing, L.L.C., Atmos Pipeline and Storage, Inc., Atmos Power Systems, Inc. and an indirect equity interest in Heritage Propane Partners, L.P. Atmos Energy Marketing includes the operations of Woodward Marketing and Trans Louisiana Industrial Gas Company.

     Consolidating Financial Statements -- The column headed "Utility" consists of the operations of Atmos' six operating divisions. The column headed "Natural Gas Marketing" consists of Atmos Energy Marketing, Woodward Marketing and Trans Louisiana Industrial Gas Company. The column headed "Other Non-Utility" consists of our nonutility operations excluding natural gas marketing. Operating revenues and purchased gas costs from our natural gas marketing operations are shown on a gross basis in the "Natural Gas Marketing" column. Such natural gas marketing activities are reclassified in the elimination column as gas trading margin.

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

     Risk management assets and liabilities, natural gas marketing segment -- We use storage, transportation and requirements contracts, forwards, over-the-counter and exchange-traded options, futures and swap contracts to conduct our risk management activities.

                            ATMOS ENERGY CORPORATION

     On October 25, 2002, the Emerging Issues Task Force rescinded Issue No. 98-10 "Accounting for Energy Trading and Risk Management Activities" thereby precluding mark-to-market accounting for inventory and energy trading contracts that are not derivatives. During the quarter ended December 31, 2002, energy trading contracts entered into on or before October 25, 2002 were marked to market pursuant to the provisions of EITF Issue No. 98-10. Energy trading contracts entered into after October 25, 2002 were accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Beginning January 1, 2003, energy trading contracts will be accounted for pursuant to the provisions of SFAS No. 133. The cumulative effect of the change in accounting principle will be reported in accordance with APB Opinion No. 20, "Accounting Changes." The cumulative noncash charge in the second quarter of fiscal 2003 is estimated to be between $7.0 million and $9.0 million. As performance under these inventory, storage and transportation contracts is completed in subsequent periods, the applicable income will be recognized.

     Under the mark-to-market method of accounting, contracts are reflected at fair value, inclusive of future servicing costs and valuation adjustments, with resulting unrealized gains and losses recorded as assets or liabilities from risk management activities on the condensed consolidated balance sheet. Current period changes in the assets and liabilities from risk management activities are recognized as net gains or losses on the condensed consolidated statement of income. Changes in the mark-to-market valuation of assets and liabilities from risk management activities result primarily from changes in the valuation of the portfolio of contracts, maturity and settlement of contracts and newly originated transactions. Market prices and models used to value these transactions reflect our best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts. Values are adjusted to reflect the potential impact of liquidating our positions in an orderly manner over a reasonable period of time under present market conditions. Changes in market prices directly affect our estimate of the fair value of these transactions. Certain contracts within this segment are not subject to EITF Issue No. 98-10 and are therefore accounted for on the accrual basis.

     Eliminations -- Included in purchased gas cost in the Utility column are natural gas purchases from Atmos Energy Marketing. These purchases were made in a competitive open bidding process and reflect market prices. In addition, we have entered into contracts with Atmos Energy Marketing to manage a significant portion of our underground storage facilities. Atmos Energy Marketing has acted as agent in obtaining hedging agreements for our utility divisions that protect us and our customers from unusually large winter period gas price increases.

9.  SUBSEQUENT EVENT

     On January 16, 2003, we closed our offering of $250.0 million aggregate principal amount of our 5 1/8 percent Senior Notes due 2013. The notes were offered to investors at 99.915 percent of their principal amount, with a yield to maturity of 5.136 percent. After reflecting the beneficial impact of an interest rate hedge on 50 percent of the offering, the effective interest rate was reduced to 5.07 percent. The proceeds were used to repay debt under an acquisition credit facility used to finance our acquisition of Mississippi Valley Gas Company, which closed in December 2002, as well as for general corporate purposes, including repayment of short-term debt under our commercial paper program. The remaining proceeds were used to repay unsecured senior notes held by institutional lenders.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Atmos Energy Corporation

     We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of December 31, 2002 and the related condensed consolidated statements of income and cash flows for the three-month periods ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Atmos Energy Corporation as of September 30, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein) and in our report dated November 8, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          ERNST & YOUNG LLP

Dallas, Texas
February 10, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  INTRODUCTION

     The following discussion should be read in conjunction with the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q and Management's Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended September 30, 2002.

     We distribute and sell natural gas to approximately 1.7 million residential, commercial, industrial, agricultural and other customers. We operate through six divisions in service areas located in Colorado, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Tennessee, Texas and Virginia. Such business is subject to regulation by state and/or local authorities in each of the states in which we operate. In addition, our business is affected by seasonal weather patterns, competitive factors within the energy industry and economic conditions in the areas that we serve. We also transport natural gas for others through our distribution system.

     We provide natural gas storage services and own or hold an interest in natural gas storage fields in Kansas, Kentucky, Louisiana and Mississippi to supplement natural gas used by customers in Kansas, Kentucky, Tennessee, Louisiana, Mississippi and other states. We also provide energy management and gas marketing services to industrial customers, municipalities and other local distribution companies. We also construct and operate electrical power generating plants and associated facilities and may enter into agreements to either lease or sell such plants. In addition, we market natural gas to industrial and agricultural customers primarily in West Texas and to industrial customers in Louisiana.

  CAUTIONARY STATEMENT FOR THE PURPOSES OF THE SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements contained in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company's documents or oral presentations, the words "anticipate," "expect," "estimate," "plans," "believes," "objective," "forecast," "goal" or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company's strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: adverse weather conditions such as warmer than normal weather in the Company's service territories; national, regional and local economic conditions, including competition from other energy suppliers as well as alternative forms of energy; regulatory approvals, including the impact of rate proceedings before various state regulatory commissions; successful completion and integration of future acquisitions; inflation and increased gas costs, including their effect on commodity prices for natural gas; increased competition; further deregulation or "unbundling" of the natural gas distribution industry; hedging and market risk activities and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. A discussion of these risks and uncertainties may be found in the Company's Form 10-K for the year ended September 30, 2002. Accordingly, while the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, the Company undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

  WEATHER AND SEASONALITY

     Our natural gas distribution business and irrigation sales business is seasonal and dependent upon weather conditions in our service areas. Natural gas sales to residential, commercial and public authority customers are affected by winter heating season requirements. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to industrial customers are much less weather sensitive. Sales to agricultural customers, who typically use natural gas to power irrigation pumps during the period from March through September, are affected by rainfall amounts and the price of natural gas. Weather, adjusted for service areas with weather normalized operations, for the three months ended December 31, 2002 was five percent colder than normal and 16 percent colder than weather in the corresponding period of the prior year.

     The effects of weather that is above or below normal are partially offset in the Tennessee and Georgia jurisdictions served by the Mid-States Division, in the Mississippi jurisdiction served by the Mississippi Valley Gas Company Division and in the Kentucky jurisdiction served by the Kentucky Division through weather normalization adjustments. The Georgia Public Service Commission, the Tennessee Regulatory Authority, the Mississippi Public Service Commission and the Kentucky Public Service Commission have approved weather normalization adjustments. The weather normalization adjustments, effective October through May each year in Georgia, November through May each year in Mississippi and November through April each year in Tennessee and Kentucky, allow the Mid-States Division, Mississippi Valley Gas Company Division and Kentucky Division to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the weather normalization adjustments was a decrease in revenues of approximately $3.3 million for the three months ended December 31, 2002, as compared with an increase of approximately $2.8 million for the three months ended December 31, 2001. Approximately 639,000 or 38 percent of our meters in service are located in Georgia, Tennessee, Mississippi and Kentucky. We did not have weather normalization adjustments in our other service areas during the three months ended December 31, 2002.

     In June 2001, we purchased a three year weather insurance policy with an option to cancel in the third year. The policy is for our Texas and Louisiana operations and covers the entire heating season of October to March beginning with the 2001-2002 heating season. The cost of the three year policy was approximately $13.2 million which was prepaid and will be amortized over the appropriate heating seasons based on degree days. The insurance is designed to protect against weather that is at least seven percent warmer than normal for the entire heating season. During the quarter ended December 31, 2001, we recognized $5.9 million in income and $1.9 million in amortization expense relating to this insurance policy. During the quarter ended December 31, 2002, weather was not at least seven percent warmer than normal resulting in no income being recognized under this insurance policy. Amortization expense of $1.9 million was recognized during the quarter ended December 31, 2002.

     Historically we have hedged 20 to 25 percent of our gas supply through the use of our underground storage assets. For the 2002-2003 heating season, we have covered approximately 51 percent of our anticipated flowing gas requirements through storage, financial hedges and fixed forward contracts at a weighted average cost of less than $4.00 per Mcf. This should provide protection to us and our customers against potential sharp increases in the price of natural gas during the 2002-2003 heating season.

  COMPLETION OF ACQUISITION OF MISSISSIPPI VALLEY GAS COMPANY

     On December 3, 2002, we completed our acquisition of Mississippi Valley Gas Company, a privately held natural gas utility, for approximately $150.0 million, which consisted of approximately $74.7 million in cash and 3,386,287 unregistered shares of our common stock. In addition, we paid approximately $70.9 million to repay outstanding debt of Mississippi Valley Gas Company. Mississippi Valley Gas Company provides natural gas distribution service to approximately 261,500 residential, industrial and other customers located primarily in the northern and central regions of Mississippi.

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

     Risk management assets and liabilities, natural gas marketing segment -- We use storage, transportation and requirements contracts, forwards, over-the-counter and exchange-traded options, futures and swap contracts to conduct our risk management activities.

     On October 25, 2002, the Emerging Issues Task Force rescinded Issue No. 98-10 "Accounting for Energy Trading and Risk Management Activities" thereby precluding mark-to-market accounting for inventory and energy trading contracts that are not derivatives. During the quarter ended December 31, 2002, energy trading contracts entered into on or before October 25, 2002 were marked to market pursuant to the provisions of EITF Issue No. 98-10. Energy trading contracts entered into after October 25, 2002 were accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Beginning January 1, 2003, energy trading contracts will be accounted for pursuant to the provisions of SFAS No. 133. The cumulative effect of the change in accounting principle will be reported in accordance with APB Opinion No. 20, "Accounting Changes." The cumulative noncash charge in the second quarter of fiscal 2003 is estimated to be between $7.0 million and $9.0 million. As performance under these inventory, storage and transportation contracts is completed in subsequent periods, the applicable income will be recognized.

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

     Goodwill -- At December 31, 2002, we had $272.3 million of goodwill, $237.6 million of which was attributable to our utility segment, $22.6 million was attributable to our natural gas marketing segment and $12.1 million was attributable to our other non-utility segment. We evaluate our goodwill balances for impairment each year during our second fiscal quarter. Our evaluation during the quarter ended March 31, 2002 resulted in no impairment. If our projections of estimated future cash flows change, those changes could result in a reduction in the carrying value of our goodwill.

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

FINANCIAL CONDITION

     For the three months ended December 31, 2002, net cash used by operating activities totaled $12.3 million compared with net cash provided by operating activities of $56.6 million for the three months ended December 31, 2001. The decrease to net cash used by operating activities from net cash provided by operating activities was primarily the result of a larger increase in accounts receivable over the same period a year ago and an increase in other current assets and prepayments partially offset by decreases in gas stored underground and other liabilities, a larger increase in accounts payable over the same period a year ago and an increase in net income. The increase in net income was due primarily to higher gross profit partially offset by lower gas trading margin and higher operating expenses.

     For the three months ended December 31, 2002, net cash used in investing activities totaled $109.2 million compared with $43.6 million for the three months ended December 31, 2001. Major cash flows used in investing activities for the three months ended December 31, 2002 included capital expenditures of $35.1 million compared with $28.0 million for the three months ended December 31, 2001. The capital expenditures budget for fiscal 2003, excluding acquisitions, is expected to be approximately $160.2 million, including the Mississippi Valley Gas Company Division, as compared with actual capital expenditures of $132.3 million for fiscal 2002. Budgeted capital projects for fiscal 2003 include expenditures for additional mains, services, meters and equipment. Capital expenditures for fiscal 2003 are planned to be financed from internally generated funds and financing activities as discussed below. For the three months ended December 31, 2002, investing activities included $74.7 million for the cash portion of the Mississippi Valley Gas Company acquisition completed in December 2002. For the three months ended December 31, 2001, investing activities included $15.7 million for the acquisition of Kentucky-based market area storage and associated pipeline facility assets, certain natural gas purchase and sales contracts and the outstanding common stock of Southern Resources, Inc.

     For the three months ended December 31, 2002, net cash provided by financing activities totaled $113.9 million compared with net cash used by financing activities of $15.4 million for the three months ended December 31, 2001. For the three-month period ended December 31, 2002, short-term debt increased $59.6 million compared with an increase of $5.9 million for the three months ended December 31, 2001. The increase for the three months ended December 31, 2002 was due to the need for additional working capital funds as a result of higher gas prices and weather that was colder than the same period a year ago. Repayments of long-term debt totaled $15.0 million for the three months ended December 31, 2002 compared with $13.6 million for the three months ended December 31, 2001. For the three months ended December 31, 2002, we received $147.0 million on our bridge loan to fund the cash portion of the Mississippi Valley Gas Company acquisition in December 2002 and repay Mississippi Valley Gas' outstanding debt. For the three months ended December 31, 2002, we repaid $70.9 million of outstanding Mississippi Valley Gas debt in connection with the acquisition in December 2002 as discussed above. We paid $12.5 million in cash dividends during the three months ended December 31, 2002 compared with dividends of $12.1 million during the three months ended December 31, 2001. This reflects increases in the quarterly dividend rate and in the number of shares outstanding. During the three months ended December 31, 2002, we issued 3,629,006 shares of common stock. Of these, 3,386,287 shares were issued in December 2002 for the stock portion of the Mississippi Valley Gas Company acquisition.

     The following table presents the number of shares issued for the three-month periods ended December 31, 2002 and 2001:

                                                              THREE MONTHS ENDED
                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              ---------   -------
Shares issued:
  Retirement Savings Plan...................................     85,813    69,961
  Direct Stock Purchase Plan................................    123,454   133,402
  Outside Directors Stock-for-Fee Plan......................        652       577
  Long-Term Stock Plan for Mid-States Division..............      5,000        --
  Long-Term Incentive Plan..................................     27,800    32,031
  Acquisition of Mississippi Valley Gas Company.............  3,386,287        --
                                                              ---------   -------
     Total shares issued....................................  3,629,006   235,971
                                                              =========   =======

     We believe that internally generated funds, our credit facilities, commercial paper program and access to the public debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 2003.

     We have short-term committed credit facilities totaling $318.0 million. One short-term unsecured credit facility is for $300.0 million and serves as a backup liquidity facility for our commercial paper program. Our commercial paper is rated A-2 by Standard and Poor's, P-2 by Moody's and F-2 by Fitch. At December 31, 2002, $201.6 million of commercial paper was outstanding. We have a second unsecured facility in place for $18.0 million. At December 31, 2002, $3.8 million was outstanding under this credit facility. These credit facilities are negotiated at least annually and are used for working capital purposes.

     On October 7, 2002, we entered into a $150.0 million short-term unsecured committed credit facility. This credit facility was used to provide initial funding for the cash portion of the Mississippi Valley Gas acquisition and to repay Mississippi Valley Gas' existing debt. At December 31, 2002, $147.0 million was outstanding under this credit facility. This amount was classified as long-term debt due to our intent and ability to refinance the borrowings with long-term debt. This amount was refinanced in January 2003.

     Our Woodward Marketing subsidiary has a $210.0 million uncommitted demand working capital credit facility. Atmos Energy Holdings, Inc. and Atmos Energy Marketing, L.L.C., our wholly-owned subsidiaries, are guarantors of all amounts outstanding under this facility. At December 31, 2002, no amount was outstanding under this credit facility. Letters of credit totaling $89.0 million reduced the amount available under this facility. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to Woodward Marketing under this credit facility at December 31, 2002 was $36.0 million. This credit facility expires on February 28, 2003 and is currently being renegotiated.

     We also have an unsecured short-term uncommitted credit line for $20.0 million. There were no borrowings under this uncommitted credit facility at December 31, 2002. This uncommitted line is renewed or renegotiated at least annually with varying terms and we pay no fee for the availability of the line. Borrowings under this line are made on a when- and as-available basis at the discretion of the bank. This facility is also used for working capital purposes.

     In addition, Woodward Marketing has up to $100.0 million available from Atmos Energy Holdings for its non-utility business. At December 31, 2002, $42.0 million was outstanding. Any outstanding amounts under the Atmos Energy Holdings facility are subordinated to Woodward Marketing's $210.0 million uncommitted demand credit facility described above. This intercompany loan is eliminated in the consolidated financial statements.

     In December 2001, we filed a shelf registration statement with the Securities and Exchange Commission to issue, from time to time, up to $600.0 million in new common stock and/or debt. In connection with this filing, we filed applications for approval to issue securities with five state utility commissions and have received approval from all five commissions. The registration statement was declared effective by the Securities and Exchange Commission on January 30, 2002. The proceeds from any issuance of securities under the registration statement are planned to be used for general corporate purposes, including acquisitions, debt repayment and other business-related matters. On January 16, 2003, we issued $250.0 million of 5 1/8% Senior Notes due 2013 under the registration statement reducing the amount available to $350.0 million. The proceeds were used to repay debt under an acquisition credit facility used to finance our acquisition of Mississippi Valley Gas Company, which closed in December 2002, as well as for general corporate purposes, including repayment of short-term debt under our commercial paper program. The remaining proceeds were used to repay unsecured senior notes held by institutional lenders.

     The following tables provide information about contractual obligations and commercial commitments at December 31, 2002.

                                                    PAYMENTS DUE BY PERIOD
                                    -------------------------------------------------------
                                               LESS THAN                           AFTER 5
                                     TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS    YEARS
                                    --------   ---------   ---------   ---------   --------
                                                        (IN THOUSANDS)
CONTRACTUAL OBLIGATIONS
Long-Term Debt....................  $824,489   $  9,247     $10,955     $ 9,463    $794,824
Capital Lease Obligations.........     5,754        876       1,719         866       2,293
Operating Leases..................    67,806      9,780      18,809      15,728      23,489
                                    --------   --------     -------     -------    --------
  Total Contractual Obligations...  $898,049   $ 19,903     $31,483     $26,057    $820,606
                                    ========   ========     =======     =======    ========

                                                    PAYMENTS DUE BY PERIOD
                                    -------------------------------------------------------
                                               LESS THAN                           AFTER 5
                                     TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS    YEARS
                                    --------   ---------   ---------   ---------   --------
                                                        (IN THOUSANDS)
OTHER COMMERCIAL COMMITMENTS
Lines of Credit...................  $205,408   $205,408     $    --     $    --    $     --

     Our Pension Account Plan was underfunded at September 30, 2002 primarily due to the result of negative investment returns from plan assets during fiscal 2002 and a decrease in interest rates. A minimum pension liability of approximately $63.6 million was recorded as of September 30, 2002, reducing shareholders' equity by $39.4 million (net of tax).

     Because of the Pension Account Plan's underfunded status, our actuary has calculated that we must fund the Plan by a minimum of $5.4 million in order to meet ERISA requirements, which funding must occur no later than June 30, 2003. Our actuary advised that if funding is done at this minimum level, future funding requirements would most likely substantially increase over the next several years, assuming that no significant improvement occurs in the investment returns from the plan assets and no significant change in interest rates. We are currently in the process of determining a recommended total funding amount for fiscal 2003, which most likely will consist primarily of a contribution to the Plan of Atmos common stock and cash.

     At this time the projected pension liability and future funding requirements for the Plan for fiscal 2003 and beyond cannot be precisely estimated because such amounts are subject to change, depending upon the actuarial value of plan assets and future benefit obligations as of each subsequent actuarial calculation date.

  RISK MANAGEMENT AND TRADING ACTIVITIES

     We conduct our risk management activities through both our utility and natural gas marketing segments. The following table shows our risk management assets and liabilities by segment at December 31, 2002.

                                                                 NATURAL GAS
                                                       UTILITY    MARKETING     TOTAL
                                                       -------   -----------   --------
                                                                (IN THOUSANDS)
Assets from risk management activities, current......  $ 8,531    $ 25,914     $ 34,445
Assets from risk management activities, noncurrent...       --       4,024        4,024
Liabilities from risk management activities,
  current............................................   (1,836)    (22,585)     (24,421)
Liabilities from risk management activities,
  noncurrent.........................................       --      (4,373)      (4,373)
                                                       -------    --------     --------
Net assets (liabilities).............................  $ 6,695    $  2,980     $  9,675
                                                       =======    ========     ========

     In accordance with Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation", current period changes in the assets and liabilities from risk management activities related to our utility segment are recorded as deferred gas costs on the condensed consolidated balance sheet as these costs will ultimately be recovered from ratepayers. Accordingly, there is no earnings impact as a result of the use of these financial instruments. Upon maturity, the contracts are recognized in purchased gas cost on the condensed consolidated statement of income.

     We use storage, transportation and requirements contracts, forwards, over-the-counter and exchange-traded options, futures and swap contracts to conduct our risk management activities.

     On October 25, 2002, the Emerging Issues Task Force rescinded Issue No. 98-10 "Accounting for Energy Trading and Risk Management Activities" thereby precluding mark-to-market accounting for inventory and energy trading contracts that are not derivatives. During the quarter ended December 31, 2002, energy trading contracts entered into on or before October 25, 2002 were marked to market pursuant to the provisions of EITF Issue No. 98-10. Energy trading contracts entered into after October 25, 2002 were accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Beginning January 1, 2003, energy trading contracts will be accounted for pursuant to the provisions of SFAS No. 133. The cumulative effect of the change in accounting principle will be reported in accordance with APB Opinion No. 20, "Accounting Changes." The cumulative noncash charge in the second quarter of fiscal 2003 is estimated to be between $7.0 million and $9.0 million. As performance under these inventory, storage and transportation contracts is completed in subsequent periods, the applicable income will be recognized.

     Under the mark-to-market method of accounting, contracts are reflected at fair value, inclusive of future servicing costs and valuation adjustments, with resulting unrealized gains and losses recorded as assets or liabilities from risk management activities on the condensed consolidated balance sheet. Current period changes in the assets and liabilities from risk management activities are recognized as net gains or losses on the condensed consolidated statement of income. Changes in the mark-to-market valuation of assets and liabilities from risk management activities result primarily from changes in the valuation of the portfolio of contracts, maturity and settlement of contracts and newly originated transactions. Market prices and models used to value these transactions reflect our best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts. Values are adjusted to reflect the potential impact of liquidating our positions in an orderly manner over a reasonable period of time under present market conditions. Changes in market prices directly affect our estimate of the fair value of these transactions. Certain contracts within this segment are not subject to EITF Issue No. 98-10 and are therefore accounted for on the accrual basis.

     The following table reflects the reasons for the change in fair value of our non-utility energy trading contract activities for the quarter ending December 31, 2002 (in thousands).

Fair value of contracts at September 30, 2002.............   $ 6,651
  Contracts realized/settled..............................     2,814
  Fair value of new contracts.............................     2,858
  Other changes in value..................................    (9,343)
                                                             -------
Fair value of contracts at December 31, 2002..............   $ 2,980
                                                             =======

     The fair value of our non-utility energy trading contracts for the quarter ending December 31, 2002, is segregated below, by time period and fair value source.

                                              FAIR VALUE OF CONTRACTS AT DECEMBER 31, 2002
                                       ----------------------------------------------------------
                                       MATURITY                            MATURITY
                                       LESS THAN   MATURITY    MATURITY    EXCESS OF   TOTAL FAIR
                                        1 YEAR     1-3 YEARS   4-5 YEARS    5 YEARS      VALUE
                                       ---------   ---------   ---------   ---------   ----------
                                                             (IN THOUSANDS)
SOURCE OF FAIR VALUE
Prices actively quoted...............   $ 5,438     $ 1,524      $  --       $ --       $ 6,962
Prices provided by other external
  sources............................    (6,204)       (683)        88         --        (6,799)
Prices based on models and other
  valuation methods..................     4,095      (1,421)      (186)       329         2,817
                                        -------     -------      -----       ----       -------
Total Fair Value.....................   $ 3,329     $  (580)     $ (98)      $329       $ 2,980
                                        =======     =======      =====       ====       =======

RESULTS OF OPERATIONS

  THREE MONTHS ENDED DECEMBER 31, 2002, COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2001

     Operating revenues increased by 48 percent to $401.5 million for the three months ended December 31, 2002 from $271.3 million for the three months ended December 31, 2001. The most significant factors contributing to the increase in operating revenues were increased revenues resulting from the Mississippi Valley Gas acquisition in December 2002, a 14 percent increase in average sales price due to the increased cost of gas and a 19 percent increase in sales volumes due to colder weather, excluding the additional sales volumes attributable to the Mississippi Valley Gas Company Division operations. During the quarter ended December 2002, temperatures were 16 percent colder than in the corresponding quarter of the prior year and were five percent colder than the 30-year normal for the quarter, adjusted for service areas with weather normalized operations. The total volume of gas sold, excluding the Mississippi Valley Gas Company Division volumes, for the three months ended December 31, 2002 was 48.8 billion cubic feet compared with 41.0 billion cubic feet for the three months ended December 31, 2001. Including the additional sales volumes of 4.9 billion cubic feet attributable to the Mississippi Valley Gas Company Division operations acquired in December 2002, total sales volumes for the quarter ended December 31, 2002 were 53.7 billion cubic feet or an increase of 31 percent. The average cost of gas per Mcf sold increased 27 percent to $5.03 for the three months ended December 31, 2002 from $3.95 for the three months ended December 31, 2001. Also adding to the increase in revenues was an increase in our base charges in Louisiana as a result of our rate stabilization clause filing which became effective in November 2002.

     Gross profit increased to $132.6 million for the three months ended December 31, 2002 from $109.4 million for the three months ended December 31, 2001. The increase in gross profit was due primarily to the additional gross profit resulting from the Mississippi Valley Gas acquisition in December 2002, an increase in volumes sold to weather sensitive customers and the increase in base charges in Louisiana. Changes in the cost of gas do not directly affect gross profit because the fluctuations in gas prices are passed through to the customer.

     Gas trading margin decreased 36 percent to $4.6 million for the three months ended December 31, 2002 from $7.2 million for the three months ended December 31, 2001. The primary reason for the decrease was the impact of unfavorable natural gas price movements.

     Operating expenses increased to $84.5 million for the three months ended December 31, 2002 from $73.1 million for the three months ended December 31, 2001. Operation and maintenance expense increased due primarily to the addition of $3.9 million relating to the Mississippi Valley Gas acquisition in December 2002 and higher employee benefits expenses. An increase in the provision for doubtful accounts of $1.6 million also added to this increase. Taxes other than income increased $2.7 million due primarily to additional franchise, payroll and property taxes associated with the Mississippi Valley Gas acquisition in December 2002.

     Operating income increased 21 percent for the three months ended December 31, 2002 to $52.6 million from $43.4 million for the three months ended December 31, 2001. The increase in operating income resulted primarily from the increase in gross profit described above partially offset by a decrease from our gas trading margin and an increase in operating expenses.

     Miscellaneous income decreased $1.3 million to $4.1 million for the three months ended December 31, 2002 compared to $5.4 million for the three months ended December 31, 2001. This decrease was due to the absence during the quarter ended December 31, 2002 of $5.9 million in income recognized as a result of our weather insurance policy during the quarter ended December 31, 2001. No income from this weather insurance policy was recognized during the quarter ended December 31, 2002 because weather in the covered service areas was colder than normal during the quarter. However, this decrease was partially offset by a $3.9 million gain associated with a sales-type lease of a distributed generation plant and an increase of $0.8 million in income from our equity interest in Heritage Propane Partners, L.P.

     Net income increased for the three months ended December 31, 2002 by $5.2 million to $25.8 million from $20.6 million for the three months ended December 31, 2001. This increase in net income resulted primarily from the increase in operating income discussed above partially offset by the decrease in miscellaneous income.

UTILITY AND NON-UTILITY OPERATING DATA

     Our utility business is composed of our six regulated utility divisions:
Atmos Energy Colorado-Kansas Division, Atmos Energy Kentucky Division, Atmos Energy Louisiana Division, Atmos Energy Mid-States Division, Mississippi Valley Gas Company Division and Atmos Energy Texas Division. The non-utility business includes gas marketing and energy management services, operation of natural gas storage fields, construction and operation of electrical power generating plants and associated facilities and non-regulated industrial sales. The following table of operating statistics summarizes data of the utility and non-utility segments for the three-month periods ended December 31, 2002 and 2001. For further information regarding operating results of the segments, see Note 7 of notes to condensed consolidated financial statements.

                            ATMOS ENERGY CORPORATION

                       CONSOLIDATED OPERATING STATISTICS

                                                                THREE MONTHS ENDED
                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
METERS IN SERVICE, end of period
  Residential...............................................   1,486,077    1,249,414
  Commercial................................................     150,029      123,286
  Public authority and other................................       9,936        7,359
  Industrial (including agricultural).......................      13,236       13,152
                                                              ----------   ----------
     Total meters...........................................   1,659,278    1,393,211
                                                              ==========   ==========
HEATING DEGREE DAYS (1)
  Actual (weighted average).................................       1,407        1,215
  Percent of normal.........................................         105%          89%
SALES VOLUMES -- MMcf (2)
  Residential...............................................      31,025       22,832
  Commercial................................................      13,919       11,018
  Public authority and other................................       2,844        1,999
  Industrial (including agricultural).......................       5,949        5,108
                                                              ----------   ----------
     Total..................................................      53,737       40,957
Transportation volumes -- MMcf(2)...........................      17,483       16,068
                                                              ----------   ----------
Total throughput -- MMcf(2).................................      71,220       57,025
                                                              ==========   ==========
OPERATING REVENUES (000's)
Gas sales revenues Residential..............................  $  239,735   $  157,928
  Commercial................................................      99,905       68,596
  Public authority and other................................      17,768       11,154
  Industrial (including agricultural).......................      31,410       21,621
                                                              ----------   ----------
     Total gas sales revenues...............................     388,818      259,299
Transportation revenues.....................................       9,258        8,799
Other revenues..............................................       3,471        3,244
                                                              ----------   ----------
Total operating revenues....................................  $  401,547   $  271,342
                                                              ==========   ==========
Cost of gas (excluding non-utility).........................  $  270,495   $  161,977
                                                              ==========   ==========
Average gas sales revenues per Mcf..........................  $     7.24   $     6.33
Average transportation revenue per Mcf......................  $      .53   $      .55
Average cost of gas per Mcf sold............................  $     5.03   $     3.95

---------------

(1) Adjusted for weather normalized operations.

(2) Volumes are reported as metered in million cubic feet (MMcf).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2002.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 3 of notes to condensed consolidated financial statements herein for a description of legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) On December 3, 2002, through the merger of Mississippi Valley Gas Company, a Mississippi corporation, with and into the Company, we acquired all the assets of Mississippi Valley Gas Company. The purchase price of approximately $150.0 million was paid equally in cash and stock to the former shareholders of Mississippi Valley Gas Company. In addition, we repaid approximately $70.9 million of long and short-term debt of Mississippi Valley Gas Company. The stock portion of the purchase price was paid through the issuance of a total of 3,386,287 shares of our common stock, which shares were unregistered. We issued the shares under an exemption from registration under
Section 4(2) of the Securities Act of 1933 and Regulation D thereunder. The shares are subject to a registration rights agreement and a standstill agreement among the Company and the former shareholders of Mississippi Valley Gas Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     A list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibits Index, which immediately precedes such exhibits.

     (b) Reports on Form 8-K

     The Company filed a Form 8-K Current Report, Item 2, Acquisition or Disposition of Assets, dated December 3, 2002, announcing that through the merger of Mississippi Valley Gas Company, a Mississippi corporation, with and into the Registrant, the Registrant acquired all the assets of Mississippi Valley Gas Company, effective December 3, 2002. Under Item 7, Financial Statements and Exhibits, an exhibit was attached: a copy of a related press release dated December 4, 2002.

     The Company filed a Form 8-K/A Current Report (Amendment No. 1), Item 2, Acquisition or Disposition of Assets, dated December 3, 2002, announcing that through the merger of Mississippi Valley Gas Company, a Mississippi corporation, with and into the Registrant, the Registrant acquired all the assets of Mississippi Valley Gas Company, effective December 3, 2002. Under Item 7, Financial Statements and Exhibits, exhibits were attached: a Registration Rights Agreement, dated as of December 3, 2002 and a Standstill Agreement, dated as of December 3, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ATMOS ENERGY CORPORATION
                                              (Registrant)

                                          By:       /s/ JOHN P. REDDY
                                            ------------------------------------
                                                       John P. Reddy
                                                   Senior Vice President
                                                and Chief Financial Officer
                                                (Duly authorized signatory)

Date: February 14, 2003

                                 CERTIFICATION

     I, Robert W. Best, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Atmos Energy Corporation;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:      /s/ ROBERT W. BEST
                                            ------------------------------------
                                                       Robert W. Best
                                               Chairman, President and Chief
                                                     Executive Officer

Date: February 14, 2003

                                 CERTIFICATION

     I, John P. Reddy, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Atmos Energy Corporation;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:       /s/ JOHN P.REDDY
                                            ------------------------------------
                                                       John P. Reddy
                                                 Senior Vice President and
                                                  Chief Financial Officer

Date: February 14, 2003

                                 EXHIBITS INDEX
                                   ITEM 6(A)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.1*     Amendment No. 2 to Mini-Med/Dental Benefit Extension
          Agreement dated December 31, 2002
12        Computation of ratio of earnings to fixed charges
15        Letter regarding unaudited interim financial information
99.1      Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
          the Company's Chief Executive Officer**
99.2      Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
          the Company's Chief Financial Officer**

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