Form 10-Q/A
period 2002-12-31
ATMOS ENERGY CORP
filed 2003-02-27
CIK 731802

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                EXPLANATORY NOTE

     We are amending our Report on Form 10-Q for the period ended December 31, 2002 to include information referred to in the certifications of our chief executive officer and our chief financial officer that was inadvertently omitted from the report as filed on February 14, 2003.

PART I. FINANCIAL INFORMATION

ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chairman, President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Date: February 27, 2003

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

Date: February 27, 2003

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

Date: February 27, 2003

                                 EXHIBITS INDEX

                                   ITEM 6(a)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   10.1*       Amendment No. 2 to Mini-Med/Dental Benefit Extension
               Agreement dated December 31, 2002(1)
   12          Computation of ratio of earnings to fixed charges(1)
   15          Letter regarding unaudited interim financial information(1)
   99.1        Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
               the Company's Chief Executive Officer**(1)
   99.2        Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
               the Company's Chief Financial Officer**(1)
   99.3        Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
               the Company's Chief Executive Officer**
   99.4        Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
               the Company's Chief Financial Officer**

---------------

  * This exhibit constitutes a "management contract or compensatory plan, contract or arrangement."

 ** These certifications pursuant to 18 U.S.C. Section 1350 by the Company's
    Chief Executive Officer, furnished as Exhibits 99.1 and 99.3, and by the Company's Chief Financial Officer, furnished as Exhibits 99.2 and 99.4, to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

(1) Previously filed on February 14, 2003 with the Company's Form 10-Q for the quarterly period ended December 31, 2002.