Form 10-Q
period 2003-03-31
ATMOS ENERGY CORP
filed 2003-05-15
CIK 731802

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2003.

                    CLASS                                    SHARES OUTSTANDING
                    -----                                    ------------------
                 No Par Value                                    45,681,715

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ATMOS ENERGY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    SEPTEMBER 30,
                                                                 2003           2002
                                                              -----------   -------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
                                         ASSETS
Property, plant and equipment...............................  $2,471,151     $2,127,827
  Less accumulated depreciation and amortization............     994,018        827,507
                                                              ----------     ----------
     Net property, plant and equipment......................   1,477,133      1,300,320
Current assets
  Cash and cash equivalents.................................      63,178         46,827
  Cash held on deposit in margin account....................          --         10,192
  Accounts receivable, net..................................     510,029        136,227
  Inventories...............................................       9,669          3,769
  Gas stored underground....................................      25,750         91,783
  Assets from risk management activities....................      28,555         27,984
  Other current assets and prepayments......................      21,615         13,209
                                                              ----------     ----------
     Total current assets...................................     658,796        329,991
Intangible assets...........................................       5,465          5,365
Goodwill....................................................     275,011        185,015
Noncurrent assets from risk management activities...........         280          5,241
Deferred charges and other assets...........................     153,793        154,289
                                                              ----------     ----------
                                                              $2,570,478     $1,980,221
                                                              ==========     ==========

                          SHAREHOLDERS' EQUITY AND LIABILITIES
Shareholders' equity
  Common stock..............................................  $      228     $      208
  Additional paid-in capital................................     595,381        508,265
  Retained earnings.........................................     154,299        106,142
  Accumulated other comprehensive income (loss).............     (42,179)       (41,380)
                                                              ----------     ----------
     Shareholders' equity...................................     707,729        573,235
Long-term debt..............................................     864,228        670,463
                                                              ----------     ----------
     Total capitalization...................................   1,571,957      1,243,698
Current liabilities
  Current maturities of long-term debt......................       9,157         21,980
  Short-term debt...........................................      29,700        145,791
  Accounts payable and accrued liabilities..................     474,740        135,609
  Taxes payable.............................................      32,927         15,626
  Customers' deposits.......................................      39,807         31,147
  Liabilities from risk management activities...............      18,755         18,487
  Deferred gas cost.........................................       7,528         21,947
  Other current liabilities.................................      59,279         72,520
                                                              ----------     ----------
     Total current liabilities..............................     671,893        463,107
Deferred income taxes.......................................     168,399        134,540
Noncurrent liabilities from risk management activities......         616          3,663
Deferred credits and other liabilities......................     157,613        135,213
                                                              ----------     ----------
                                                              $2,570,478     $1,980,221
                                                              ==========     ==========

     See accompanying notes to condensed consolidated financial statements

                            ATMOS ENERGY CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Operating revenues..........................................   $700,361     $379,481
Purchased gas cost..........................................    499,756      229,598
                                                               --------     --------
  Gross profit..............................................    200,605      149,883
Gas trading margin..........................................      2,363        9,604
Operating expenses
  Operation and maintenance.................................     55,665       42,254
  Depreciation and amortization.............................     20,887       20,039
  Taxes, other than income..................................     18,538       10,861
                                                               --------     --------
       Total operating expenses.............................     95,090       73,154
                                                               --------     --------
Operating income............................................    107,878       86,333
Miscellaneous expense.......................................     (1,489)      (6,112)
Interest charges............................................     16,158       14,489
                                                               --------     --------
Income before income taxes and cumulative effect of
  accounting change.........................................     90,231       65,732
Income taxes................................................     33,926       24,354
                                                               --------     --------
Income before cumulative effect of accounting change........     56,305       41,378
Cumulative effect of accounting change, net of income tax
  benefit...................................................     (7,773)          --
                                                               --------     --------
       Net income...........................................   $ 48,532     $ 41,378
                                                               ========     ========
Per Share Data
  Basic income per share:
     Income before cumulative effect of accounting change...   $   1.24     $   1.01
     Cumulative effect of accounting change, net of income
      tax benefit...........................................       (.17)          --
                                                               --------     --------
     Net income.............................................   $   1.07     $   1.01
                                                               ========     ========
  Diluted income per share:
     Income before cumulative effect of accounting change...   $   1.24     $   1.01
     Cumulative effect of accounting change, net of income
      tax benefit...........................................       (.17)          --
                                                               --------     --------
     Net income.............................................   $   1.07     $   1.01
                                                               ========     ========
Cash dividends per share....................................   $   .300     $   .295
                                                               ========     ========
Weighted average shares outstanding:
  Basic.....................................................     45,306       41,040
                                                               ========     ========
  Diluted...................................................     45,493       41,135
                                                               ========     ========

     See accompanying notes to condensed consolidated financial statements

                            ATMOS ENERGY CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     MARCH 31
                                                              -----------------------
                                                                 2003         2002
                                                              -----------   ---------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Operating revenues..........................................  $1,101,908    $650,823
Purchased gas cost..........................................     768,717     391,575
                                                              ----------    --------
  Gross profit..............................................     333,191     259,248
Gas trading margin..........................................       6,943      16,767
Operating expenses
  Operation and maintenance.................................     106,169      84,782
  Depreciation and amortization.............................      42,081      40,513
  Taxes, other than income..................................      31,382      20,941
                                                              ----------    --------
       Total operating expenses.............................     179,632     146,236
                                                              ----------    --------
Operating income............................................     160,502     129,779
Miscellaneous income (expense)..............................       2,635        (711)
Interest charges............................................      31,637      30,481
                                                              ----------    --------
Income before income taxes and cumulative effect of
  accounting change.........................................     131,500      98,587
Income taxes................................................      49,402      36,576
                                                              ----------    --------
Income before cumulative effect of accounting change........      82,098      62,011
Cumulative effect of accounting change, net of income tax
  benefit...................................................      (7,773)         --
                                                              ----------    --------
       Net income...........................................  $   74,325    $ 62,011
                                                              ==========    ========
Per Share Data
  Basic income per share:
     Income before cumulative effect of accounting change...  $     1.87    $   1.51
     Cumulative effect of accounting change, net of income
      tax benefit...........................................        (.18)         --
                                                              ----------    --------
     Net income.............................................  $     1.69    $   1.51
                                                              ==========    ========
  Diluted income per share:
     Income before cumulative effect of accounting change...  $     1.86    $   1.51
     Cumulative effect of accounting change, net of income
      tax benefit...........................................        (.18)         --
                                                              ----------    --------
     Net income.............................................  $     1.68    $   1.51
                                                              ==========    ========
Cash dividends per share....................................  $      .60    $    .59
                                                              ==========    ========
Weighted average shares outstanding:
  Basic.....................................................      44,007      40,937
                                                              ==========    ========
  Diluted...................................................      44,178      41,032
                                                              ==========    ========

     See accompanying notes to condensed consolidated financial statements

                            ATMOS ENERGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS ENDED
                                                                    MARCH 31
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                                   (UNAUDITED)
                                                                 (IN THOUSANDS)
Cash Flows From Operating Activities
  Net income................................................  $  74,325   $  62,011
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Cumulative effect of accounting change, net of income
      tax benefit...........................................      7,773          --
     Depreciation and amortization:
       Charged to depreciation and amortization.............     42,081      40,513
       Charged to other accounts............................      1,004       1,364
     Deferred income taxes (benefit)........................     14,912      (7,905)
     Other..................................................     (4,911)     (1,115)
     Net assets/liabilities from risk management
      activities............................................     (7,188)     (5,229)
     Net change in operating assets and liabilities.........     55,792     163,212
                                                              ---------   ---------
       Net cash provided by operating activities............    183,788     252,851
Cash Flows From Investing Activities
  Capital expenditures......................................    (72,691)    (60,869)
  Acquisitions..............................................    (74,650)    (15,747)
  Retirements of property, plant and equipment, net.........        576        (746)
  Assets for leasing activities.............................       (185)         --
                                                              ---------   ---------
       Net cash used in investing activities................   (146,950)    (77,362)
Cash Flows From Financing Activities
  Net decrease in short-term debt...........................   (116,091)   (158,686)
  Cash dividends paid.......................................    (26,168)    (24,198)
  Repayment of long-term debt...............................    (69,058)    (13,696)
  Repayment of Mississippi Valley Gas debt..................    (70,938)         --
  Net proceeds from issuance of long-term debt..............    249,282          --
  Proceeds from Bridge loan.................................    147,000          --
  Repayment of Bridge loan..................................   (147,000)         --
  Issuance of common stock..................................     12,486       8,941
                                                              ---------   ---------
       Net cash used by financing activities................    (20,487)   (187,639)
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........     16,351     (12,150)
Cash and cash equivalents at beginning of period............     46,827      15,263
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $  63,178   $   3,113
                                                              =========   =========

     See accompanying notes to condensed consolidated financial statements

                            ATMOS ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 2003

1.  UNAUDITED INTERIM FINANCIAL INFORMATION

     In the opinion of management, all material adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made to the unaudited interim period financial statements. Because of seasonal and other factors, the results of operations for the six month period ended March 31, 2003 are not indicative of expected results of operations for the year ending September 30, 2003. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation in its Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

     Principles of consolidation -- The accompanying condensed consolidated financial statements include the accounts of Atmos Energy Corporation and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

     Common stock -- As of March 31, 2003, we had 100,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 45,624,705 shares outstanding. At September 30, 2002, we had 41,675,932 shares outstanding.

     Goodwill -- Total goodwill was $275.0 million and $185.0 million at March 31, 2003 and September 30, 2002. Goodwill applicable to the utility segment was $240.3 million and $150.3 million at March 31, 2003 and September 30, 2002. Goodwill applicable to the natural gas marketing segment was $22.6 million and $21.3 million at March 31, 2003 and September 30, 2002. Goodwill applicable to the other non-utility segment was $12.1 million and $13.4 million at March 31, 2003 and September 30, 2002. Goodwill applicable to the utility and other non-utility segments resulted from the acquisition of the Louisiana Gas Service Company assets on July 1, 2001 and Mississippi Valley Gas Company on December 3, 2002 and is not subject to amortization under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Goodwill applicable to the natural gas marketing segment was amortized over 20 years through September 30, 2001. Effective October 1, 2001, goodwill has not been amortized pursuant to the provisions of SFAS No. 142.

     Under the provisions of SFAS No. 142, we evaluate our goodwill balances for impairment each year during our second fiscal quarter or as impairment indicators arise. Our evaluation during the quarter ended March 31, 2003 resulted in no impairment. We use a present value technique based on discounted cash flows to estimate the fair value of our reporting groups. If our projections of estimated future cash flows change, those changes could result in a reduction in the carrying value of our goodwill.

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

     Retirement Obligations -- Effective October 1, 2002, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this Statement had no material impact to our financial condition or results of operations based on the perpetual nature of our franchise agreements and on our experience in the businesses in which we operate.

                            ATMOS ENERGY CORPORATION

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

     On October 25, 2002, through the issuance of Emerging Issues Task Force
(EITF) Issue No. 02-03, the EITF rescinded Issue No. 98-10 "Accounting for Energy Trading and Risk Management Activities" thereby precluding mark-to-market accounting for inventory and energy trading contracts that are not derivatives. During the quarter ended December 31, 2002, energy trading contracts entered into on or before October 25, 2002 were marked to market pursuant to the provisions of EITF Issue No. 98-10. Energy trading contracts entered into after October 25, 2002 were prospectively accounted for pursuant to the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

     Prior to December 31, 2002, we had recorded $12.9 million of unrealized income in accordance with EITF Issue No. 98-10. Beginning January 1, 2003, all energy trading contracts are being accounted for pursuant to the provisions of SFAS No. 133. On January 1, 2003, we reversed the unrealized income on storage contracts and certain full requirements contracts as a cumulative effect of a change in accounting principle. The cumulative effect of the change in accounting principle was reported in accordance with Accounting Principles Board
(APB) Opinion No. 20, "Accounting Changes." Further, many of our index priced contracts qualify for the normal purchases and sales exception under SFAS No. 133 and are not marked to market for changes in value subsequent to December 31, 2002. Generally our fixed price contracts and our portfolio of options, swaps and futures contracts will continue to be accounted for at fair value. In addition, effective January 1, 2003, we designated a portion of our futures contracts as fair value hedges of the natural gas marketing segment's gas inventory. Accordingly, the inventory was adjusted to cost as of January 1, 2003 as part of the cumulative effect adjustment, but subsequent changes in fair value will be recognized as an adjustment to the carrying value of the hedged inventory. The cumulative noncash charge in the second quarter of fiscal 2003 was $7.8 million, net of $5.1 million of applicable income tax benefit. As performance under these inventory, storage and transportation contracts is completed, the applicable income will be recognized.

     Under the mark-to-market method of accounting, contracts are reflected at fair value, inclusive of future servicing costs and valuation adjustments, with resulting unrealized gains and losses recorded as assets or liabilities from risk management activities on the condensed consolidated balance sheet. Current period changes in the assets and liabilities from risk management activities are recognized as net gains or losses on the condensed consolidated statement of income. Changes in the mark-to-market valuation of assets and liabilities from risk management activities primarily result from changes in the valuation of the portfolio of contracts, maturity and settlement of contracts and newly originated transactions. Market prices and models used to value these transactions reflect our best estimate considering various factors including closing

                            ATMOS ENERGY CORPORATION
exchange and over-the-counter quotations, time value and volatility factors underlying the contracts. Values are adjusted to reflect the potential impact of an orderly liquidation of our positions over a reasonable period of time under present market conditions. Changes in market prices directly affect our estimate of the fair value of these transactions. For those futures contracts designated as fair value hedges, the market adjustment is offset by the adjustment to the carrying value of the inventory.

     Risk management assets and liabilities, utility segment -- We entered into hedging agreements for the 2002-2003 heating season to protect us and our customers from unusually large winter period gas price increases. We accounted for these activities pursuant to SFAS No. 133. In accordance with SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation", current period changes in the assets and liabilities from risk management activities are recorded as deferred gas costs on the condensed consolidated balance sheet due to recoverability in rates. Accordingly, there was no earnings impact as a result of the use of these financial instruments. Upon maturity, the contracts were recognized in purchased gas cost on the condensed consolidated statement of income.

     Comprehensive income -- The following table presents the components of comprehensive income, net of related tax, for the three-month and six-month periods ended March 31, 2003 and 2002:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Net income..................................................  $48,532    $41,378
Unrealized holding losses on investments, net of tax
  benefits of $460 and $222.................................     (750)      (376)
                                                              -------    -------
Comprehensive income........................................  $47,782    $41,002
                                                              =======    =======

                                                              SIX MONTHS ENDED
                                                                  MARCH 31
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Net income..................................................  $74,325   $62,011
Unrealized holding gains (losses) on investments, net of
  taxes (benefit) of $(489) and $154........................     (799)      261
                                                              -------   -------
Comprehensive income........................................  $73,526   $62,272
                                                              =======   =======

     The only components of accumulated other comprehensive income (loss), net of related tax, relate to unrealized holding gains and losses associated with certain available for sale investments and the minimum pension liability.

     Stock-based compensation plans -- We have two stock-based compensation plans that provide for the granting of stock options and restricted stock to officers, key employees and non-employee directors. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives and promoting our success by providing employees the opportunity to acquire common stock.

  UNITED CITIES LONG-TERM STOCK PLAN

     Prior to the merger with Atmos, certain United Cities Gas Company officers and key employees participated in the United Cities Long-Term Stock Plan implemented in 1989. At the time of the merger on July 31, 1997, we adopted this plan by registering a total of 250,000 shares of our common stock to be issued under the Long-Term Stock Plan for the Mid-States Division. Under this plan, incentive stock options,

                            ATMOS ENERGY CORPORATION
nonqualified stock options, stock appreciation rights, restricted stock or any combination thereof may be granted to officers and key employees of the Mid-States Division. Options granted under the plan become exercisable at a rate of 20 percent per year and expire 10 years after the date of grant. For the six months ended March 31, 2003, 5,000 options were exercised under the plan. For the six months ended March 31, 2002, no options were exercised under the plan. At March 31, 2003, there were 14,300 options outstanding, all of which were fully vested. No incentive stock options, nonqualified stock options, stock appreciation rights or restricted stock have been granted under the plan since 1996. Because of the limited activities of this plan, the pro forma effects of applying SFAS No. 123, "Accounting for Stock-Based Compensation" would have less than a $.01 per diluted share effect on earnings per share or $753 and $1,191 for the three months ended March 31, 2003 and 2002 and $1,506 and $2,382 for the six months ended March 31, 2003 and 2002.

  LONG-TERM INCENTIVE PLAN

     On August 12, 1998, our Board of Directors approved and adopted the 1998 Long-Term Incentive Plan, which became effective October 1, 1998 after approval by our shareholders. An amendment to this plan increasing the share reserve by 2,500,000 shares was approved by the shareholders at the Company's annual meeting on February 13, 2002. The Long-Term Incentive Plan represents a part of our Total Rewards strategy which we developed as a result of a study we conducted of all employee, executive and non-employee director compensation and benefits. The Long-Term Incentive Plan is a comprehensive, long-term incentive compensation plan providing for discretionary awards of incentive stock options, non-qualified stock options, stock appreciation rights, bonus stock, restricted stock and performance-based stock to help attract, retain and reward employees and non-employee directors of Atmos and our subsidiaries.

     We are authorized to grant awards for up to a maximum of 4,000,000 shares of common stock under the Long-Term Incentive Plan subject to certain adjustment provisions. As of March 31, 2003, only non-qualified stock options have been issued. The option price is equal to the market price of our stock at the date of grant. The stock options expire 10 years from the date of the grant and options vest annually over a service period ranging from one to three years. At March 31, 2003, we had 1,932,433 options outstanding under the Long-Term Incentive Plan at an exercise price ranging from $14.68 to $25.66. At March 31, 2002, we had 1,570,708 options outstanding under the Long-Term Incentive Plan at an exercise price ranging from $14.68 to $25.66.

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. This statement established a fair value-based method of accounting for employee stock options or similar equity instruments and encourages, but does not require, all companies to adopt that method of accounting for all of their employee stock compensation plans. SFAS No. 123 allows companies to continue to measure compensation cost for employee stock options or similar equity instruments using the intrinsic value method of accounting described in APB Opinion No. 25, "Accounting for Stock Issued to Employees". We have elected to continue using the intrinsic value method as prescribed by APB No. 25. Under this method, no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.

                            ATMOS ENERGY CORPORATION

     A summary of activity for grants of stock options under the Long-Term Incentive Plan for the six months ended March 31, 2003 follows:

                                                               NUMBER OF
                                                                OPTIONS
                                                               ---------
Outstanding -- September 30, 2002...........................   1,557,606
  Granted...................................................     142,360
  Exercised.................................................          --
  Forfeited.................................................     (30,000)
                                                               ---------
Outstanding -- December 31, 2002............................   1,669,966
                                                               ---------
  Granted...................................................     265,300
  Exercised.................................................        (333)
  Forfeited.................................................      (2,500)
                                                               ---------
Outstanding -- March 31, 2003...............................   1,932,433
                                                               =========

     A summary of activity for grants of stock options under the Long-Term Incentive Plan for the six months ended March 31, 2002 follows:

                                                              NUMBER OF
                                                               OPTIONS
                                                              ---------
Outstanding -- September 30, 2001...........................  1,009,330
  Granted...................................................    148,877
  Exercised.................................................         --
  Forfeited.................................................    (24,499)
                                                              ---------
Outstanding -- December 31, 2001............................  1,133,708
                                                              ---------
  Granted...................................................    447,000
  Exercised.................................................    (10,000)
  Forfeited.................................................         --
                                                              ---------
Outstanding -- March 31, 2002...............................  1,570,708
                                                              =========

                            ATMOS ENERGY CORPORATION

  PRO FORMA FAIR VALUE DISCLOSURES

     Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, our net income and earnings per share for the three months ended March 31, 2003 and 2002 would have been impacted as shown in the following table.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Net income -- as reported...................................  $48,532    $41,378
Total stock-based employee compensation expense determined
  under fair value based method for all awards, net of
  taxes.....................................................     (261)      (169)
                                                              -------    -------
Net income -- pro forma.....................................  $48,271    $41,209
                                                              =======    =======
Earnings per share:
  Basic earnings per share -- as reported...................  $  1.07    $  1.01
                                                              =======    =======
  Basic earnings per share -- pro forma.....................  $  1.07    $  1.00
                                                              =======    =======
  Diluted earnings per share -- as reported.................  $  1.07    $  1.01
                                                              =======    =======
  Diluted earnings per share -- pro forma...................  $  1.06    $  1.00
                                                              =======    =======

     Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, our net income and earnings per share for the six months ended March 31, 2003 and 2002 would have been impacted as shown in the following table.

                                                              SIX MONTHS ENDED
                                                                  MARCH 31
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Net income -- as reported...................................  $74,325   $62,011
Total stock-based employee compensation expense determined
  under fair value based method for all awards, net of
  taxes.....................................................     (440)     (305)
                                                              -------   -------
Net income -- pro forma.....................................  $73,885   $61,706
                                                              =======   =======
Earnings per share:
  Basic earnings per share -- as reported...................  $  1.69   $  1.51
                                                              =======   =======
  Basic earnings per share -- pro forma.....................  $  1.68   $  1.51
                                                              =======   =======
  Diluted earnings per share -- as reported.................  $  1.68   $  1.51
                                                              =======   =======
  Diluted earnings per share -- pro forma...................  $  1.67   $  1.50
                                                              =======   =======

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

     Reclassifications -- Certain prior period amounts have been reclassified to conform with the current year presentation.

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

     The following table summarizes the fair values of the assets acquired and liabilities assumed, in thousands:

Net property, plant and equipment...........................  $156,516
Current assets..............................................    43,848
Other intangible assets.....................................    11,746
Goodwill....................................................    89,997
Deferred charges and other assets...........................    10,670
                                                              --------
  Total assets acquired.....................................   312,777
Current liabilities.........................................   (47,637)
Noncurrent liabilities......................................   (92,613)
Other acquisition related costs.............................   (23,227)
                                                              --------
  Purchase price............................................  $149,300
                                                              ========

     Other intangible assets represent the fair value of rights-of-way. The value assigned to goodwill was based on our belief that the acquisition of Mississippi Valley Gas Company will enable us to leverage our existing technology in order to add value to Atmos. We expect that the goodwill amount will not be deductible for tax purposes. Other acquisition-related costs consist of $13.1 million of make-whole premiums related to the repayment of Mississippi Valley Gas' debt and other costs including termination benefits.

     The pro forma effects for the three months ended March 31, 2002 of combining the results of operations of Mississippi Valley Gas Company with our consolidated results of operations were a $91.9 million increase in operating revenues to $471.4 million, a $9.9 million increase in net income to $51.3 million and a $0.14 increase in diluted earnings per share to $1.15.

     The pro forma effects for the six months ended March 31, 2003 of combining the results of operations of Mississippi Valley Gas Company with our consolidated results of operations were a $35.8 million increase in operating revenues to $1.1 billion, a $3.2 million decrease in net income to $71.1 million and an $0.11 decrease in diluted earnings per share to $1.57.

     Such pro forma effects for the six months ended March 31, 2002 were a $151.2 million increase in operating revenues to $802.0 million, a $12.4 million increase in net income to $74.4 million and a $0.16 increase in diluted earnings per share to $1.67.

3.  CONTINGENCIES

  LITIGATION

  Colorado-Kansas Division

     On September 23, 1999, a suit was filed in the District Court of Stevens County, Kansas, by Quinque Operating Company, Tom Boles and Robert Ditto, against more than 200 companies in the natural gas industry including us and our Colorado-Kansas Division. The plaintiffs, who purport to represent a class consisting of gas producers, royalty owners, overriding royalty owners, working interest owners and state taxing

                            ATMOS ENERGY CORPORATION
authorities, allege the defendants have underpaid royalties on gas taken from wells situated on non-federal and non-Indian lands throughout the United States and offshore waters predicated upon allegations that the defendants' gas measurements are simply inaccurate and that the defendants failed to comply with applicable regulations and industry standards over the last 25 years. Although the plaintiffs do not specifically allege an amount of damages, they contend that this suit is brought to recover billions of dollars in revenues that the defendants have allegedly unlawfully diverted from the plaintiffs to themselves. On April 10, 2000, this case was consolidated for pre-trial proceedings with other similar pending litigation in federal court in Wyoming in which we are also a defendant along with over 200 other defendants in the case of In Re Natural Gas Royalties Qui Tam Litigation. In January 2001, the federal court elected to remand this case back to the Kansas state court. A reconsideration of remand was filed, but it was denied. The state court now has jurisdiction over this proceeding and has issued a preliminary case management order. On April 10, 2003, the court denied the plaintiffs' motion to certify this proceeding as a class action. This ruling was appealed by the plaintiffs. We believe that the plaintiffs' claims are lacking in merit, and we intend to vigorously defend this action. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows.

  Texas Division

     On February 13, 2002, a suit was filed in the 287th District Court of Parmer County, Texas by Anderson Brothers, a Partnership, against Atmos Energy Corporation, et al. The plaintiffs' claims arise out of an alleged breach of contract by us and by a number of our divisions and subsidiaries concerning the sale of natural gas used in irrigation activities since 1998 and an alleged violation of the Texas Agricultural Gas Users Act of 1985. The court has ruled proper venue to be in Parmer County, Texas. We have been responding to numerous discovery requests from the plaintiffs. We also filed suit in Travis County, Texas to have the Texas Agricultural Gas Users Act of 1985 declared unconstitutional. The court denied our motion for summary judgment which we have appealed. The plaintiffs seek class action status and to recover unspecified damages plus attorneys' fees. We have denied any liability and intend to vigorously defend against the plaintiffs' claims. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows.

     We are a plaintiff in a case styled Energas Company, a Division of Atmos Energy Corporation v. ONEOK Energy Marketing and Trading Company, L.P., ONEOK Westex Transmission, Inc. and ONEOK Energy Marketing and Trading Company II, filed in December 2001, pending in the District Court of Lubbock County, Texas, 72nd Judicial District. In this case, we are seeking to collect our receivable related to approximately 5.0 Bcf of natural gas that we believe was not delivered. We believe the recorded receivable is fully recoverable.

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

     We are a party to other litigation and claims that arise in the ordinary course of our business. While the results of such litigation and claims cannot be predicted with certainty, we believe the final outcome of such

                            ATMOS ENERGY CORPORATION
litigation and claims will not have a material adverse effect on our financial condition, results of operations or net cash flows.

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

     United Cities Gas Company and the Tennessee Department of Environment and Conservation (TDEC) entered into a consent order effective January 23, 1997, to facilitate the investigation, removal and remediation of the Johnson City site. Prior to our merger with United Cities Gas Company in July 1997, United Cities Gas Company began the implementation of the consent order in the first quarter of 1997 which we have continued through March 31, 2003. The investigative phase of the work at the site has been completed. An interim removal action was completed in June 2001. We installed four groundwater monitoring wells at the site in 2002 and have submitted the analytical results to the TDEC. We have completed a risk assessment report which is currently under review by the TDEC. The Tennessee Regulatory Authority granted us permission to defer, until our next rate case in Tennessee, all costs incurred in Tennessee in connection with state and federally mandated environmental control requirements.

     In March 2002, the TDEC contacted us about conducting an investigation at a former manufactured gas plant located in Bristol, Tennessee. We agreed to perform a preliminary investigation at the site which was completed in June 2002. The investigation identified manufactured gas plant residual materials in the soil beneath the site and we have proposed performing a focused removal action to remove any such residuals in fiscal 2003. The TDEC has requested that the focused removal action be conducted pursuant to a voluntary agreement. We intend to conduct the focused removal action later this year.

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

     As of March 31, 2003, we had incurred costs of approximately $1.1 million for the investigations of the Johnson City and Bristol, Tennessee and Hannibal, Missouri sites and had a remaining accrual relating to these sites of $0.8 million.

  Mercury Contamination Sites

     We have completed investigation and remediation activities pursuant to Consent Orders between the Kansas Department of Health and Environment (KDHE) and United Cities Gas Company. The Orders provided for the investigation and remediation of mercury contamination at gas pipeline sites which utilize or formerly utilized mercury meter equipment in Kansas. The Final Interim Characterization and Remediation Report has been submitted to the KDHE. We have amended the Orders with the KDHE to include all

                            ATMOS ENERGY CORPORATION
mercury meters that belonged to our Colorado-Kansas Division before the merger with United Cities Gas Company on July 31, 1997. All work on these sites has been completed. A report describing the results of the work has been submitted to the KDHE. As of March 31, 2003, we had incurred costs of $0.1 million for these sites and had a remaining accrual of $0.3 million for recovery. The Kansas Corporation Commission has authorized us to defer these costs and seek recovery in a future rate case.

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

4.  SHORT-TERM DEBT

     At March 31, 2003, short-term debt consisted of $29.7 million of commercial paper.

  COMMITTED CREDIT FACILITIES

     We have short-term committed credit facilities totaling $318.0 million. One short-term unsecured credit facility is for $300.0 million and serves as a backup liquidity facility for our commercial paper program. Our commercial paper is rated A-2 by Standard and Poor's, P-2 by Moody's and F-2 by Fitch. At March 31, 2003, $29.7 million of commercial paper was outstanding. We have a second unsecured facility in place for $18.0 million. At March 31, 2003, there were no borrowings under this credit facility. These credit facilities are negotiated at least annually and are used for working capital purposes.

     On October 7, 2002, we entered into a $150.0 million short-term unsecured committed credit facility. This credit facility was used to provide initial funding for the cash portion of the Mississippi Valley Gas Company acquisition and to repay Mississippi Valley Gas Company's existing debt. A total of $147.0 million was borrowed under this credit facility during the first quarter. This amount was refinanced in January 2003 with a portion of the proceeds of our $250.0 million debt offering, as discussed below.

  UNCOMMITTED CREDIT FACILITIES

     Our Woodward Marketing subsidiary has a $210.0 million uncommitted demand working capital credit facility. Atmos Energy Holdings, Inc. and Atmos Energy Marketing, L.L.C., our wholly-owned subsidiaries, are guarantors of all amounts outstanding under this facility. At March 31, 2003, no amount was outstanding under this credit facility, although letters of credit totaling $179.0 million reduced the amount available. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to Woodward Marketing under this credit facility at March 31, 2003 was $31.0 million. During the quarter ended March 31, 2003, Woodward Marketing was not in technical compliance with one of the covenants contained in this uncommitted demand credit facility. Woodward Marketing has obtained a waiver for the period of non-compliance. This credit facility expires on March 31, 2004.

     We also have an unsecured short-term uncommitted credit line for $20.0 million. There were no borrowings under this uncommitted credit facility at March 31, 2003. This uncommitted line is renewed or renegotiated at least annually with varying terms and we pay no fee for the availability of the line. Borrowings under this line are made on a when- and as-available basis at the discretion of the bank. This facility is also used for working capital purposes.

     In addition, Woodward Marketing has up to $100.0 million for its non-utility business available from Atmos Energy Holdings. At March 31, 2003, $42.0 million was outstanding. Any outstanding amounts under

                            ATMOS ENERGY CORPORATION
the Atmos Energy Holdings facility are subordinated to Woodward Marketing's $210.0 million uncommitted demand credit facility described above. This intercompany loan is eliminated in the consolidated financial statements.

5.  LONG-TERM DEBT

     On January 16, 2003, we issued $250.0 million of 5 1/8% Senior Notes due 2013. The net proceeds of $249.3 million were used to repay $147.0 million under an acquisition credit facility used to provide the initial financing of our acquisition of Mississippi Valley Gas Company, which closed in December 2002, as well as for general corporate purposes.

     In addition, the net proceeds were used to repay $54.0 million in unsecured senior notes held by institutional lenders and for the repayment of short-term debt under our commercial paper program. The repayment of the unsecured senior notes resulted in a make-whole premium of $9.3 million.

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

                                                                   FOR THE
                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              ------------------
                                                               2003       2002
                                                              -------    -------
                                                                (IN THOUSANDS)
Weighted average common shares -- basic.....................  45,306     41,040
Effect of dilutive securities:
  Restricted stock..........................................     121         67
  Stock options.............................................      66         28
                                                              ------     ------
Weighted average common shares -- assuming dilution.........  45,493     41,135
                                                              ======     ======

                                                                  FOR THE
                                                              SIX MONTHS ENDED
                                                                  MARCH 31
                                                              ----------------
                                                               2003      2002
                                                              ------    ------
                                                               (IN THOUSANDS)
Weighted average common shares -- basic.....................  44,007    40,937
Effect of dilutive securities:
  Restricted stock..........................................     121        67
  Stock options.............................................      50        28
                                                              ------    ------
Weighted average common shares -- assuming dilution.........  44,178    41,032
                                                              ======    ======

                            ATMOS ENERGY CORPORATION

7.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  WEATHER INSURANCE

     In June 2001, we purchased a three year weather insurance policy with an option to cancel the third year of coverage. The policy is for our Texas and Louisiana operations and covers the entire heating season of October to March beginning with the 2001-2002 heating season. The cost of the three year policy was $13.2 million which was prepaid and is being amortized over the appropriate heating seasons based on degree days. The insurance is designed to protect against weather that is at least seven percent warmer than normal for the entire heating season. During the quarter ended December 31, 2001, we recognized $5.9 million in income relating to this insurance policy. During the quarter ended March 31, 2002, weather was colder than normal resulting in the reversal of the $5.9 million income that was recognized earlier. Because weather was not at least seven percent warmer than normal, no income was recognized under this insurance policy during the three months and six months ended March 31, 2003. Amortization expense of $2.5 million was recognized during the three months ended March 31, 2003 and 2002. Amortization expense of $4.4 million was recognized during the six months ended March 31, 2003 and 2002. In April 2003, we canceled the third year of coverage on this policy primarily as a result of rate relief in Louisiana and prospects for WNA in Texas. The remaining amount of prepaid cost, less cash received for early termination of this policy, will be written off in the third quarter of fiscal 2003 resulting in a pretax charge of approximately $0.6 million.

  UTILITY HEDGING ACTIVITIES

     For the 2002-2003 heating season, we covered approximately 51 percent of our anticipated flowing gas requirements through a combination of storage, financial hedges and fixed forward contracts at a weighted average cost of less than $4.00 per Mcf. This provided a measure of protection to us and our customers against potential sharp increases in the price of natural gas during the 2002-2003 heating season.

     In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," we use the mark-to-market method, discussed previously, to account for our financial instruments. In accordance with SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation", current period changes in the assets and liabilities from risk management activities are recorded as deferred gas costs on the condensed consolidated balance sheet as these costs ultimately will be recovered from ratepayers. Accordingly, there is no earnings impact as a result of the use of these financial instruments. Upon maturity, the contracts are recognized in purchased gas cost on the condensed consolidated statement of income.

  NON-UTILITY HEDGING ACTIVITIES

     At the close of business on March 31, 2003, we had outstanding contracts representing 0.4 Bcf of net notional volumes with average contract maturities of less than three years. Contracts representing 99 percent of the fair value of these contracts are scheduled to mature within three years.

     For the three months ended March 31, 2003, our gas trading margin consisted of a $10.1 million realized trading loss and a $12.5 million unrealized trading gain. For the three months ended March 31, 2002, our gas trading margin consisted of a $31.5 million realized trading gain and a $21.9 million unrealized trading loss.

     For the six months ended March 31, 2003, our gas trading margin consisted of a $4.4 million realized trading loss and an $11.3 million unrealized trading gain. For the six months ended March 31, 2002, our gas trading margin consisted of a $34.4 million realized trading gain and a $17.6 million unrealized trading loss.

     The principal business of Atmos Energy Marketing, L.L.C., including the activities of Woodward Marketing, L.L.C. and Trans Louisiana Industrial Gas Company, Inc., is the overall management of natural gas requirements for municipalities, local gas utility companies and industrial customers located primarily in the southeastern and midwestern United States. This business involves the sale of natural gas by

                            ATMOS ENERGY CORPORATION

Atmos Energy Marketing to its customers and the management of storage and transportation contracts for its customers under contracts generally having one to two-year terms. At March 31, 2003, Atmos Energy Marketing had a total of 154 municipal customers and 638 industrial customers. Atmos Energy Marketing also sells natural gas to certain of its industrial customers on a delivered burner tip basis under contract terms from 30 days to two years. In addition, Atmos Energy Marketing supplies our regulated operations with a portion of our natural gas requirements on a competitive bid basis. Any mark-to-market gains or losses on these affiliate contracts are eliminated in consolidation.

     In the management of natural gas requirements for municipal and other local utilities, Atmos Energy Marketing sells physical natural gas to customers for future delivery and manages the associated price risk through the use of gas futures, including forwards, over-the-counter and exchange-traded options and swap contracts with counterparties. These financial contracts are marked-to-market daily at the close of business. Atmos Energy Marketing links gas futures to physical delivery of natural gas and typically balances its futures positions at the end of each trading day. Over-the-counter swap agreements require Atmos Energy Marketing to receive or make payments based on the difference between a fixed price and the market price of natural gas on the settlement date. Atmos Energy Marketing uses these futures and swaps to manage margins on the sale of inventory or the offsetting fixed-price purchase or sale commitments for physical quantities of natural gas which are also carried on a mark-to-market basis. Mark-to-market accounting refers to the measurement of contracts at fair value determined at the balance sheet date with any gains and losses included in earnings. Options held to manage price risk provide the right, but not the requirement, to buy or sell energy commodities at a fixed price. Atmos Energy Marketing uses options to manage margins and to limit overall price risk exposure. At any point in time, Atmos Energy Marketing may not have completely offset its price risk on these activities. See Note 1 for a discussion of the change in accounting principle related to mark-to-market accounting.

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

     Compliance with such risk management policy is monitored daily. In addition, Woodward Marketing's bank credit facility limits trading positions that are not closed at the end of the day (open positions) to 5.0 Bcf of natural gas. At March 31, 2003, Atmos Energy Marketing's net open positions in its trading operations totaled 0.4 Bcf. Atmos Energy Marketing's open trading positions are monitored daily but are not required to be closed if they remain within the limits set by the bank loan agreement. In addition to the price risk of any net open position at the end of each trading day, the financial exposure that results from intra-day fluctuations of gas prices and the potential for daily price movements constitutes a risk of loss since the price of natural gas purchased or sold for future delivery at the beginning of the day may not be hedged until later in the day.

                            ATMOS ENERGY CORPORATION

     Financial instruments, which subject Atmos Energy Marketing to counterparty risk, consist primarily of financial instruments arising from trading and risk management activities that are not insured. Counterparty risk is the risk of loss from nonperformance by financial counterparties to a contract. Exchange-traded future and option contracts are generally guaranteed by the exchanges.

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

8.  SEGMENT INFORMATION

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

     Included in purchased gas cost were purchases from Atmos Energy Marketing of $127.3 million and $53.7 million for the three months ended March 31, 2003 and 2002 and $190.7 million and $103.5 million for the six months ended March 31, 2003 and 2002. Volumes purchased were 20.1 Bcf and 21.7 Bcf for the three months ended March 31, 2003 and 2002 and 35.5 Bcf and 41.2 Bcf for the six months ended March 31, 2003 and 2002. These purchases were made in a competitive open bidding process and reflect market prices. Average prices per Mcf for gas purchased from Atmos Energy Marketing were $6.34 and $2.47 for the three months ended March 31, 2003 and 2002 and $5.37 and $2.51 for the six months ended March 31, 2003 and 2002. In addition, our regulated utility divisions have entered into contracts with Atmos Energy Marketing to manage a significant portion of our regulated utility divisions' underground storage facilities. Atmos Energy Marketing has acted as agent in placing financial instruments for the various regulated utility divisions that partially protect us and our customers from unusually large winter period gas price increases.

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

                            ATMOS ENERGY CORPORATION

     Summarized financial information concerning our reportable segments for the three months and six months ended March 31, 2003 and 2002 are shown in the following table:

                                                               NATURAL
                                                                 GAS         OTHER
                                                  UTILITY     MARKETING   NON-UTILITY     TOTAL
                                                 ----------   ---------   -----------   ----------
                                                                  (IN THOUSANDS)
FOR THE THREE MONTHS ENDED MARCH 31, 2003:
Operating revenues for reportable segments.....  $  696,561   $    150      $ 9,657     $  706,368
Elimination of intersegment revenues...........        (429)      (150)      (5,428)        (6,007)
                                                 ----------   --------      -------     ----------
     Total operating revenues..................     696,132         --        4,229        700,361
Gas trading margin.............................          --      2,363           --          2,363
Cumulative effect of accounting change, net of
  income tax benefit...........................          --     (7,773)          --         (7,773)
Net income (loss)..............................      54,052     (8,847)       3,327         48,532
MARCH 31, 2002:
Operating revenues for reportable segments.....  $  376,811   $    170      $ 9,494     $  386,475
Elimination of intersegment revenues...........        (309)        --       (6,685)        (6,994)
                                                 ----------   --------      -------     ----------
     Total operating revenues..................     376,502        170        2,809        379,481
Gas trading margin.............................          --      9,604           --          9,604
Net income.....................................      36,687      1,931        2,760         41,378
AS OF AND FOR THE SIX MONTHS ENDED MARCH 31,
  2003:
Operating revenues for reportable segments.....  $1,096,529   $    316      $12,557     $1,109,402
Elimination of intersegment revenues...........        (712)      (316)      (6,466)        (7,494)
                                                 ----------   --------      -------     ----------
     Total operating revenues..................   1,095,817         --        6,091      1,101,908
Gas trading margin.............................          --      6,943           --          6,943
Cumulative effect of accounting change, net of
  income tax benefit...........................          --     (7,773)          --         (7,773)
Net income (loss)..............................      75,111     (8,079)       7,293         74,325
Total assets...................................   2,263,241    380,627       95,224      2,739,092
MARCH 31, 2002:
Operating revenues for reportable segments.....  $  641,967   $    340      $16,959     $  659,266
Elimination of intersegment revenues...........        (948)        --       (7,495)        (8,443)
                                                 ----------   --------      -------     ----------
     Total operating revenues..................     641,019        340        9,464        650,823
Gas trading margin.............................          --     16,767           --         16,767
Net income.....................................      53,521      4,559        3,931         62,011
Total assets...................................   1,833,446    208,807       75,365      2,117,618

                            ATMOS ENERGY CORPORATION

     A reconciliation of total assets for the reportable segments to total consolidated assets for March 31, 2003 and 2002 is presented below:

                                                                     MARCH 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Total assets for reportable segments........................  $2,739,092   $2,117,618
Elimination of intercompany accounts........................    (168,614)    (157,216)
                                                              ----------   ----------
  Total consolidated assets.................................  $2,570,478   $1,960,402
                                                              ==========   ==========

                            ATMOS ENERGY CORPORATION

9.  SUPPLEMENTAL DISCLOSURES

     The following supplemental condensed financial statements show our three operating segments and the elimination of material intercompany transactions. The following supplemental condensed balance sheet is as of March 31, 2003.

                                                   NATURAL
                                                     GAS         OTHER
                                      UTILITY     MARKETING   NON-UTILITY   ELIMINATIONS   CONSOLIDATED
                                     ----------   ---------   -----------   ------------   ------------
                                                               (IN THOUSANDS)
ASSETS
Property, plant and equipment,
  net..............................  $1,409,360   $  8,916     $ 58,857      $      --      $1,477,133
Investment in subsidiaries.........     123,249     (2,585)          --       (120,664)             --
Current assets
  Cash and cash equivalents........      10,313     52,236          629             --          63,178
  Accounts receivable, net.........     276,913    281,341         (372)       (47,853)        510,029
  Inventories......................       9,452         --          217             --           9,669
  Gas stored underground...........      13,092     10,808        1,850             --          25,750
  Assets from risk management
     activities....................       1,202     27,450           --            (97)         28,555
  Other current assets and
     prepayments...................       3,987     14,461        3,167             --          21,615
  Intercompany receivables.........      74,259    (43,038)     (31,221)            --              --
                                     ----------   --------     --------      ---------      ----------
     Total current assets..........     389,218    343,258      (25,730)       (47,950)        658,796
Intangible assets..................          --      5,465           --             --           5,465
Goodwill...........................     240,284     22,600       12,127             --         275,011
Noncurrent assets from risk
  management activities............          --        280           --             --             280
Deferred charges and other
  assets...........................     101,130      2,693       49,970             --         153,793
                                     ----------   --------     --------      ---------      ----------
                                     $2,263,241   $380,627     $ 95,224      $(168,614)     $2,570,478
                                     ==========   ========     ========      =========      ==========

SHAREHOLDERS' EQUITY AND LIABILITIES
Shareholders' equity...............  $  707,729   $ 67,651     $ 55,598      $(123,249)     $  707,729
Long-term debt.....................     861,880         --        2,348             --         864,228
                                     ----------   --------     --------      ---------      ----------
     Total capitalization..........   1,569,609     67,651       57,946       (123,249)      1,571,957
Current liabilities
  Current maturities of long-term
     debt..........................       8,207         --          950             --           9,157
  Short-term debt..................      29,700         --           --             --          29,700
  Liabilities from risk management
     activities....................          --     18,755           --             --          18,755
  Deferred gas cost................      (5,682)     9,561        3,649             --           7,528
  Other current liabilities........     351,496    285,340       15,282        (45,365)        606,753
                                     ----------   --------     --------      ---------      ----------
     Total current liabilities.....     383,721    313,656       19,881        (45,365)        671,893
Deferred income taxes..............     164,578     (3,228)       7,049             --         168,399
Noncurrent liabilities from risk
  management activities............          --        616           --             --             616
Deferred credits and other
  liabilities......................     145,333      1,932       10,348             --         157,613
                                     ----------   --------     --------      ---------      ----------
                                     $2,263,241   $380,627     $ 95,224      $(168,614)     $2,570,478
                                     ==========   ========     ========      =========      ==========

                            ATMOS ENERGY CORPORATION

     The following supplemental condensed statement of income is for the three months ended March 31, 2003.

                                           NATURAL
                                             GAS         OTHER
                               UTILITY    MARKETING   NON-UTILITY   ELIMINATIONS   CONSOLIDATED
                               --------   ---------   -----------   ------------   ------------
                                                        (IN THOUSANDS)
Operating revenues...........  $696,561   $608,460      $9,657       $(614,317)      $700,361
Purchased gas cost...........   502,728    618,752       2,134        (623,858)       499,756
                               --------   --------      ------       ---------       --------
     Gross profit............   193,833    (10,292)      7,523           9,541        200,605
Gas trading margin...........        --     12,532          --         (10,169)         2,363
Operating expenses...........    89,853      3,378       1,898             (39)        95,090
                               --------   --------      ------       ---------       --------
Operating income (loss)......   103,980     (1,138)      5,625            (589)       107,878
Miscellaneous income
  (expense)..................    (1,377)       344         467            (923)        (1,489)
Interest charges.............   (16,161)      (388)       (532)            923        (16,158)
                               --------   --------      ------       ---------       --------
Income (loss) before income
  taxes and cumulative effect
  of accounting change.......    86,442     (1,182)      5,560            (589)        90,231
Provision (benefit) for
  income taxes...............    32,390     (1,493)      2,233             796         33,926
                               --------   --------      ------       ---------       --------
Income (loss) before
  cumulative effect of
  accounting change..........    54,052        311       3,327          (1,385)        56,305
Cumulative effect of
  accounting change, net of
  income taxes (benefit).....        --     (9,710)         --           1,937         (7,773)
                               --------   --------      ------       ---------       --------
       Net income (loss).....  $ 54,052   $ (9,399)     $3,327       $     552       $ 48,532
                               ========   ========      ======       =========       ========

                            ATMOS ENERGY CORPORATION

     The following supplemental condensed statement of income is for the six months ended March 31, 2003.

                                           NATURAL
                                             GAS         OTHER
                              UTILITY     MARKETING   NON-UTILITY   ELIMINATIONS   CONSOLIDATED
                             ----------   ---------   -----------   ------------   ------------
                                                       (IN THOUSANDS)
Operating revenues.........  $1,096,529   $952,713      $12,557      $(959,891)     $1,101,908
Purchased gas cost.........     773,223    958,260        1,008       (963,774)        768,717
                             ----------   --------      -------      ---------      ----------
     Gross profit..........     323,306     (5,547)      11,549          3,883         333,191
Gas trading margin.........          --      9,148           --         (2,205)          6,943
Operating expenses.........     170,179      5,991        3,823           (361)        179,632
                             ----------   --------      -------      ---------      ----------
Operating income (loss)....     153,127     (2,390)       7,726          2,039         160,502
Miscellaneous income
  (expense)................      (2,219)     1,273        5,405         (1,824)          2,635
Interest charges...........     (30,996)    (1,428)      (1,037)         1,824         (31,637)
                             ----------   --------      -------      ---------      ----------
Income (loss) before income
  taxes and cumulative
  effect of accounting
  change...................     119,912     (2,545)      12,094          2,039         131,500
Provision (benefit) for
  income taxes.............      44,801     (1,010)       4,801            810          49,402
                             ----------   --------      -------      ---------      ----------
Income (loss) before
  cumulative effect of
  accounting change........      75,111     (1,535)       7,293          1,229          82,098
Cumulative effect of
  accounting change, net of
  income taxes (benefit)...          --     (9,710)          --          1,937          (7,773)
                             ----------   --------      -------      ---------      ----------
       Net income (loss)...  $   75,111   $(11,245)     $ 7,293      $   3,166      $   74,325
                             ==========   ========      =======      =========      ==========

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

                            ATMOS ENERGY CORPORATION

     The gas trading margin on the supplemental condensed consolidated statement of income consists primarily of the difference between revenue arising from Natural Gas Marketing's sale of physical natural gas to its customers less the cost to purchase natural gas and current period changes in assets and liabilities from risk management activities.

     Eliminations -- Included in purchased gas cost in the Utility column are natural gas purchases from Atmos Energy Marketing. These purchases were made in a competitive open bidding process and reflect market prices. In addition, our utility divisions have entered into contracts with Atmos Energy Marketing to manage a significant portion of their underground storage facilities. Atmos Energy Marketing has acted as agent in obtaining hedging agreements for our utility divisions that protect them and our utility customers from unusually large winter period gas price increases.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Atmos Energy Corporation

     We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of March 31, 2003 and the related condensed consolidated statements of income for the three-month periods and six-month periods ended March 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Dallas, Texas
May 12, 2003

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

INTRODUCTION

     The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2002.

     Atmos Energy Corporation and its subsidiaries are primarily engaged in the natural gas utility business as well as certain non-utility businesses. Our operations are divided into three segments: the utility segment, which includes our regulated natural gas distribution and sales operations; the natural gas marketing segment, which includes Atmos Energy Marketing, L.L.C., Woodward Marketing, L.L.C. and Trans Louisiana Industrial Gas Company, Inc.; and our other non-utility segment, which includes all of our other non-utility operations.

     Our utility business distributes natural gas through sales and transportation arrangements to approximately 1.7 million residential, commercial, public authority and industrial customers. Our utility business is composed of six regulated utility divisions: Atmos Energy Colorado-Kansas Division, Atmos Energy Kentucky Division, Atmos Energy Louisiana Division, Atmos Energy Mid-States Division, Mississippi Valley Gas Company Division and Atmos Energy Texas Division. The service areas of our divisions are located in Colorado, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Tennessee, Texas and Virginia. Our utility business is subject to regulation by state and/or local authorities in each of the states in which we operate. Our business is primarily affected by seasonal weather patterns, competitive factors within the energy industry and economic conditions in the areas that we serve. We also transport natural gas for others through our distribution system.

     Our natural gas marketing and other non-utility segments, which are organized under Atmos Energy Holdings, Inc., have operations in 18 states. Atmos Energy Marketing, L.L.C., together with its wholly-owned subsidiaries, comprise our natural gas marketing segment. Atmos Energy Marketing provides a variety of natural gas management services to natural gas utility systems, municipalities and industrial natural gas consumers in several states and to our Colorado-Kansas, Kentucky, Louisiana and Mid-States divisions. These services primarily consist of the furnishing of natural gas supplies at fixed and market-based prices, load forecasting and management, gas storage and transportation services, peaking sales and balancing services and gas price hedging through the use of derivative products. In addition, Trans Louisiana Industrial Gas Company markets natural gas primarily to commercial customers in Louisiana.

     We provide natural gas storage services and own or hold an interest in natural gas storage fields in Kansas, Kentucky, Louisiana and Mississippi to supplement natural gas used by customers in Kansas, Kentucky, Louisiana, Mississippi, Tennessee and other states. We construct and operate electrical peaking power generating plants and associated facilities and may enter into agreements to either lease or sell such plants. In addition, we market natural gas to agricultural customers primarily in West Texas.

  WEATHER AND SEASONALITY

     Our utility business and irrigation sales business are seasonal and dependent on weather conditions in our service areas. Natural gas sales to residential, commercial and public authority customers are affected by winter heating season requirements. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either lower net income or net losses during the period from April through September of each year. Sales to industrial customers are much less weather sensitive. Sales to agricultural customers, who typically use natural gas to power irrigation pumps during the period from March through September, are affected by rainfall amounts and the price of natural gas.

     The effects of weather that is above or below normal are offset partially in the Tennessee and Georgia jurisdictions served by the Mid-States Division, in the Mississippi jurisdiction served by the Mississippi Valley Gas Company Division and in the Kentucky jurisdiction served by the Kentucky Division through weather normalization adjustments (WNA). The Tennessee Regulatory Authority, the Georgia Public Service Commission, the Mississippi Public Service Commission and the Kentucky Public Service Commission have approved WNA. WNA, effective from October through May each year in Georgia, November through May each year in Mississippi and November through April each year in Tennessee and Kentucky, allow us to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. Weather in our WNA service areas was colder than normal for the three and six month periods ended March 31, 2003. The net effect of WNA, excluding Mississippi, was a decrease in revenues of $0.9 million for the three months ended March 31, 2003, compared with an increase of $2.9 million for the three months ended March 31, 2002. For the six months ended March 31, 2003, the net effect of WNA, excluding Mississippi, was a decrease in revenues of $2.7 million compared with an increase of $5.7 million for the six months ended March 31, 2002. Approximately 658,000 or 39 percent of our meters in service are located in Tennessee, Georgia, Mississippi and Kentucky. We do not have WNA in our other service areas.

     In June 2001, we purchased a three-year weather insurance policy with an option to cancel the third year of coverage. The policy is for our Texas and Louisiana operations and covers the entire heating season of October through March beginning with the 2001-2002 heating season. The cost of the three-year policy was $13.2 million which was prepaid and is being amortized over the appropriate heating seasons based on degree days. The insurance is designed to protect against weather that is at least seven percent warmer than normal for the entire heating season. During the quarter ended December 31, 2001, we recognized $5.9 million in income relating to this insurance policy. During the quarter ended March 31, 2002, weather was colder than normal resulting in the reversal of the $5.9 million income that was recognized earlier. Because weather was not at least seven percent warmer than normal, no income was recognized under this insurance policy during the three months and six months ended March 31, 2003. Amortization expense of $1.9 million and $2.5 million was recognized during the first and second quarters of our 2002 and 2003 fiscal years. In April 2003, we canceled the third year of coverage on this policy primarily as a result of rate relief in Louisiana and prospects for WNA in Texas. The remaining amount of prepaid cost, less cash received for early termination of this policy, will be written off in the third quarter of fiscal 2003 resulting in a pretax charge of approximately $0.6 million.

  GAS SUPPLY

     We receive gas deliveries in our utility operations through 36 pipeline transportation companies, both interstate and intrastate, to satisfy our sales requirements under contracts which anticipate no interruptions. The pipeline transportation agreements are uninterruptible and many of them have pipeline no-notice storage service, which provides for daily balancing between system requirements and physical quantities requested by our customers.

     We own or hold an interest in and operate numerous natural gas storage facilities in Kentucky, Kansas, Louisiana and Mississippi which are used to help meet customer requirements during peak demand periods and to reduce the need to contract for additional pipeline capacity to meet such peak demand periods.

     We normally inject gas into pipeline storage systems and company owned storage facilities during the summer months and withdraw it in the winter months. Our underground storage facilities in Kansas, Kentucky, Louisiana and Mississippi have a combined maximum daily output capacity of approximately 392,000 Mcf.

     We purchase our gas supply from various producers and marketers. Supply arrangements are contracted on an uninterruptible basis with various terms and at market prices.

     For the 2002-2003 heating season, we covered approximately 51 percent of our anticipated flowing gas requirements through a combination of storage, financial hedges and fixed forward contracts at a weighted average cost of less than $4.00 per Mcf. This provided a measure of protection to us and our customers against potential sharp increases in the price of natural gas during the 2002-2003 heating season.

  COMPLETION OF ACQUISITION OF MISSISSIPPI VALLEY GAS COMPANY

     On December 3, 2002, we completed the acquisition of Mississippi Valley Gas Company, a privately held utility, for approximately $150.0 million, which consisted of approximately $74.7 million in cash and 3,386,287 unregistered shares of our common stock. In addition, we paid $70.9 million to repay outstanding debt of Mississippi Valley Gas Company. Our Mississippi Valley Gas Company Division provides natural gas distribution service to approximately 282,000 residential, industrial and other customers located primarily in the northern and central regions of Mississippi.

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

     Regulation -- Our utility operations are subject to regulation with respect to rates, service, maintenance of accounting records and various other matters by the respective regulatory authorities in the states in which we operate. Our accounting policies recognize the financial effects of the ratemaking and accounting practices and policies of the various regulatory commissions. Regulated utility operations are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement requires cost-based, rate-regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. As a result, certain costs are permitted to be capitalized rather than expensed because they can be recovered through rates.

     Risk management assets and liabilities, natural gas marketing segment -- We use storage, transportation and requirements contracts, forwards, over-the-counter and exchange-traded options, futures and swap contracts to conduct our risk management activities.

     On October 25, 2002, through the issuance of Emerging Issues Task Force
(EITF) Issue No. 02-03, the EITF rescinded Issue No. 98-10 "Accounting for Energy Trading and Risk Management Activities" thereby precluding mark-to-market accounting for inventory and energy trading contracts that are not derivatives. During the quarter ended December 31, 2002, energy trading contracts entered into on or before October 25, 2002 were marked to market pursuant to the provisions of EITF Issue No. 98-10. Energy trading contracts entered into after October 25, 2002 were prospectively accounted for pursuant to the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

     Prior to December 31, 2002, we had recorded $12.9 million of unrealized income in accordance with EITF Issue No. 98-10. Beginning January 1, 2003, all energy trading contracts are being accounted for pursuant to the provisions of SFAS No. 133. On January 1, 2003, we reversed the unrealized income on storage contracts and certain full requirements contracts as a cumulative effect of a change in accounting principle. The cumulative effect of the change in accounting principle was reported in accordance with Accounting Principles Board
(APB) Opinion No. 20, "Accounting Changes." Further, many of our index priced contracts qualify for the normal purchases and sales exception under SFAS No. 133 and are not marked to market for changes in value subsequent to December 31, 2002. Generally our fixed price contracts and our portfolio of options, swaps and futures contracts will continue to be accounted for at fair value. In addition, effective January 1, 2003, we designated a portion of our futures contracts as fair value hedges of the natural gas marketing segment's gas inventory. Accordingly, the inventory was adjusted to cost as of January 1, 2003 as part of the cumulative effect adjustment, but subsequent changes in fair value will be recognized as an adjustment to the carrying value of the hedged inventory. The cumulative noncash charge in the second quarter of fiscal 2003 was $7.8 million, net of $5.1 million of applicable income tax benefit. As performance under these inventory, storage and transportation contracts is completed, the applicable income will be recognized.

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

     Goodwill -- At March 31, 2003, we had $275.0 million of goodwill, $240.3 million of which was attributable to our utility segment, $22.6 million was attributable to our natural gas marketing segment and $12.1 million was attributable to our other non-utility segment. The goodwill in our utility segment resulted from our acquisitions of the assets of Louisiana Gas Service Company in July 2001 and Mississippi Valley Gas Company in December 2002. We evaluate our goodwill balances for impairment each year during our second fiscal quarter or as impairment indicators arise. Our evaluation during the quarter ended March 31, 2003 resulted in no impairment. We use a present value technique based on discounted cash flows to estimate the fair value of our reporting groups. If our projections of estimated future cash flows change, those changes could result in a reduction in the carrying value of our goodwill.

     Pension and Other Postretirement Plans -- Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized. The assumed return on plan assets is based on management's expectation of the long-term return on the portfolio of plan assets. The discount rate used to compute the present value of plan liabilities generally is based on rates of high grade corporate bonds with maturities similar to the average period over which benefits will be paid.

FINANCIAL CONDITION

     For the six months ended March 31, 2003, our operating activities provided cash of $183.8 million compared to providing cash of $252.9 million during the six months ended March 31, 2002. The decrease was primarily the result of a larger increase in accounts receivable over the same period a year ago, an increase in deferred gas costs and decreases in cash held on deposit in margin accounts and other current liabilities. This decrease was partially offset by a larger decrease in gas stored underground and a larger increase in accounts payable over the same period a year ago. Net income increased primarily due to higher gross profit partially offset by lower gas trading margin and higher operating expenses.

     For the six months ended March 31, 2003, our investing activities used cash of $147.0 million compared with cash used of $77.4 million for the six months ended March 31, 2002. Capital expenditures were $72.7 million during the six months ended March 31, 2003 compared to $60.9 million for the six months ended March 31, 2002. Capital expenditures for fiscal 2003, excluding acquisitions, are expected to be approximately $150.0 million to $160.0 million compared to actual capital expenditures of $132.3 million for fiscal 2002. Capital projects for fiscal 2003 include expenditures for additional mains, services, meters and equipment and approximately $24.0 million for Mississippi Valley Gas Company Division capital expenditures. Capital expenditures for fiscal 2003 are financed from internally generated funds and financing activities as discussed below. For the six months ended March 31, 2003, investing activities included $74.7 million for the cash portion of the Mississippi Valley Gas Company acquisition completed in December 2002. For the six months ended March 31, 2002, investing activities included $15.7 million for the acquisition of Kentucky-based market area storage and associated pipeline facility assets, certain natural gas purchase and sales contracts and the outstanding common stock of Southern Resources, Inc.

     For the six months ended March 31, 2003, our financing activities used cash of $20.5 million compared with cash used of $187.6 million for the six months ended March 31, 2002. For the six-month period ended March 31, 2003, short-term debt decreased $116.1 million compared with a decrease of $158.7 million for the six months ended March 31, 2002. The decrease for the six months ended March 31, 2003 was due to the repayment of short-term debt with the proceeds of our January 2003 debt offering, discussed below, partially offset by the need for additional working capital funds as a result of higher gas prices and weather that was colder than the same period a year ago. Repayments of long-term debt totaled $69.1 million for the six months ended March 31, 2003 compared with $13.7 million for the six months ended March 31, 2002. During the six months ended March 31, 2003, we received $147.0 million from our credit facility which was used for the initial funding of the cash portion of the Mississippi Valley Gas Company acquisition in December 2002 and to repay Mississippi Valley Gas' outstanding debt. For the six months ended March 31, 2003, we repaid $70.9 million of outstanding Mississippi Valley Gas debt in connection with the acquisition in December 2002 as discussed above. For the six months ended March 31, 2003, we received net proceeds from the issuance of long-term debt of $249.3 million. The net proceeds from the issuance of this long-term debt were used to repay the $147.0 million we received from our credit facility which was used to fund the cash portion of the Mississippi Valley Gas Company acquisition, to repay outstanding debt and for general corporate purposes. We paid $26.2 million in cash dividends during the six months ended March 31, 2003 compared with dividends of $24.2 million during the six months ended March 31, 2002. This change reflects increases in the quarterly dividend rate and in the number of shares outstanding. During the six months ended March 31, 2003, we issued 3,948,773 shares of common stock. Of these, 3,386,287 shares were issued in December 2002 for the stock portion of the Mississippi Valley Gas Company acquisition.

     The following table shows the number of shares issued for the six-month periods ended March 31, 2003 and 2002:

                                                               SIX MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2003       2002
                                                              ---------   -------
Shares issued:
  Retirement Savings Plan...................................    192,137   151,577
  Direct Stock Purchase Plan................................    275,462   255,566
  Outside Directors Stock-for-Fee Plan......................      1,254     1,237
  Long-Term Stock Plan for Mid-States Division..............      5,000        --
  Long-Term Incentive Plan..................................     88,633    42,031
  Acquisition of Mississippi Valley Gas Company.............  3,386,287        --
                                                              ---------   -------
     Total shares issued....................................  3,948,773   450,411
                                                              =========   =======

     We believe that internally generated funds, our credit facilities, our commercial paper program and access to the public debt and equity capital markets will provide necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 2003.

     We have short-term committed credit facilities totaling $318.0 million. One short-term unsecured credit facility is for $300.0 million and serves as a backup liquidity facility for our commercial paper program. Our commercial paper is rated A-2 by Standard and Poor's, P-2 by Moody's and F-2 by Fitch. At March 31, 2003, $29.7 million of commercial paper was outstanding. We have a second unsecured facility in place for $18.0 million. At March 31, 2003, there were no borrowings under this credit facility. These credit facilities are negotiated at least annually and are used for working capital purposes.

     On October 7, 2002, we entered into a $150.0 million short-term unsecured committed credit facility. This credit facility was used to provide initial funding for the cash portion of the Mississippi Valley Gas Company acquisition and to repay Mississippi Valley Gas Company's existing debt. A total of $147.0 million was borrowed under this credit facility during the first quarter. This amount was refinanced in January 2003 with a portion of the proceeds of our $250.0 million debt offering.

     Our Woodward Marketing subsidiary has a $210.0 million uncommitted demand working capital credit facility. Atmos Energy Holdings, Inc. and Atmos Energy Marketing, L.L.C., our wholly-owned subsidiaries, are guarantors of all amounts outstanding under this facility. At March 31, 2003, no amount was outstanding under this credit facility, although letters of credit totaling $179.0 million reduced the amount available. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to Woodward Marketing under this credit facility at March 31, 2003 was $31.0 million. During the quarter ended March 31, 2003, Woodward Marketing was not in technical compliance with one of the covenants contained in this uncommitted demand credit facility. Woodward Marketing has obtained a waiver for the period of non-compliance. This credit facility expires on March 31, 2004.

     We also have an unsecured short-term uncommitted credit line for $20.0 million. There were no borrowings under this uncommitted credit facility at March 31, 2003. This uncommitted line is renewed or renegotiated at least annually with varying terms and we pay no fee for the availability of the line. Borrowings under this line are made on a when- and as-available basis at the discretion of the bank. This facility is also used for working capital purposes.

     In addition, Woodward Marketing has up to $100.0 million for its non-utility business available from Atmos Energy Holdings. At March 31, 2003, $42.0 million was outstanding. Any outstanding amounts under the Atmos Energy Holdings facility are subordinated to Woodward Marketing's $210.0 million uncommitted demand credit facility described above. This intercompany loan is eliminated in the consolidated financial statements.

     In December 2001, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $600.0 million in new common stock and/or debt. The registration statement was declared effective by the SEC on January 30, 2002. On January 16, 2003, we issued $250.0 million of 5 1/8% Senior Notes due 2013 under the registration statement reducing the amount available to $350.0 million. The net proceeds were used to repay debt under an acquisition credit facility used to finance our acquisition of Mississippi Valley Gas Company, which closed in December 2002, as well as for general corporate purposes, including repayment of short-term debt under our commercial paper program. The remaining proceeds were used to repay unsecured senior notes held by institutional lenders.

     The availability of funds under our credit facilities is subject to conditions specified therein, which we currently meet. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements.

     We are required by the financial covenants in our $300.0 million credit facility to maintain a ratio of total debt to total capitalization of no greater than 70 percent. As of March 31, 2003, we were in compliance with this leverage ratio requirement.

     Our credit capacity and the amount of unused borrowing capacity are affected by the seasonal nature of the natural gas business and our short-term borrowing requirements, which are typically highest during colder months. Our working capital needs can vary significantly due to changes in the price of natural gas charged by suppliers and the increased gas supplies required to meet customers' needs during periods of cold weather.

     Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, the price for our products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.

     Our credit ratings directly affect our ability to obtain short-term and long-term financing, in addition to the cost of such financing. In determining our credit ratings, the rating agencies consider a number of quantitative factors, including debt to total capitalization, operating cash flow relative to outstanding debt, operating cash flow coverage of interest and pension liabilities and funding status. In addition, the rating agencies consider qualitative factors such as consistency of our earnings over time, the quality of our management and business strategy, the risk associated with our utility and non-utility businesses and the regulatory structures that govern our rates in the states where we operate.

     Our debt is rated by three rating agencies: Standard & Poor's Corporation (S&P), Moody's Investors Service (Moody's) and Fitch Ratings, Inc. (Fitch). Our current debt ratings are as follows:

                                                              S&P   MOODY'S   FITCH
                                                              ---   -------   -----
Long-term debt..............................................   A-      A3       A-
Commercial paper............................................  A-2     P-2      F-2

     Our credit ratings may be revised or withdrawn at any time by the rating agencies, and each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered, or withdrawn entirely, by a rating agency if, in its judgment, circumstances so warrant.

     On January 10, 2003, S&P changed the outlook on our long-term debt rating from "stable" to "negative." In its press release explaining this action, S&P cited, among other factors, their concern that we have not made significant progress in reducing our debt to total capitalization ratio. Moody's and Fitch each continue to maintain a "stable" outlook for our ratings.

     We do not have any trigger events in our debt instruments that are tied to changes in specified credit ratings or stock price, and we have not entered into any transactions that would require us to issue equity based on our credit rating or other trigger events. At March 31, 2003, we are in compliance with all existing debt provisions.

     The following tables provide information about contractual obligations and commercial commitments at March 31, 2003.

                                                     PAYMENTS DUE BY PERIOD
                                     -------------------------------------------------------
                                                LESS THAN                            AFTER
                                      TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
                                     --------   ---------   ---------   ---------   --------
                                                         (IN THOUSANDS)
CONTRACTUAL OBLIGATIONS
Long-Term Debt.....................  $873,385    $ 9,157     $10,916     $ 9,463    $843,849
Capital Lease Obligations..........     5,754        876       1,719         866       2,293
Operating Leases...................    68,198      9,860      18,974      15,958      23,406
                                     --------    -------     -------     -------    --------
  Total Contractual Obligations....  $947,337    $19,893     $31,609     $26,287    $869,548
                                     ========    =======     =======     =======    ========

                                                       PAYMENTS DUE BY PERIOD
                                        -----------------------------------------------------
                                                  LESS THAN                            AFTER
                                         TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
                                        -------   ---------   ---------   ---------   -------
                                                           (IN THOUSANDS)
OTHER COMMERCIAL COMMITMENTS
Lines of Credit.......................  $29,700    $29,700      $  --       $  --      $  --

     Our Pension Account Plan was underfunded at September 30, 2002 primarily due to negative investment returns from plan assets during fiscal 2002, lump sum distributions to participants and a decrease in interest rates. A minimum pension liability of $63.6 million before applicable income taxes was recorded as of September 30, 2002, which decreased shareholders' equity by $39.4 million.

     Because of the Pension Account Plan's underfunded status, we must fund the Plan by a minimum of $5.4 million to meet ERISA requirements, which funding must occur no later than June 30, 2003. However, if funding is done only at this minimum level, future funding requirements likely would increase substantially over the next several years, assuming that no significant improvement occurs in the investment returns from the plan assets or no significant increase in interest rates. We are in the process of determining the amount to be funded currently, taking into consideration possible increases in funding requirements as well as the appropriate balance between cash and Atmos common stock.

     The projected pension liability and future funding requirements for the Plan are subject to change, depending upon the actuarial value of plan assets from time to time and future benefit obligations as of each subsequent actuarial calculation date.

RISK MANAGEMENT AND TRADING ACTIVITIES

     We conduct our risk management activities through both our utility and natural gas marketing segments. The following table shows our risk management assets and liabilities by segment at March 31, 2003.

                                                                  NATURAL GAS
                                                        UTILITY    MARKETING     TOTAL
                                                        -------   -----------   --------
                                                                 (IN THOUSANDS)
Assets from risk management activities, current.......  $1,202     $ 27,353     $ 28,555
Assets from risk management activities, noncurrent....      --          280          280
Liabilities from risk management activities,
  current.............................................      --      (18,755)     (18,755)
Liabilities from risk management activities,
  noncurrent..........................................      --         (616)        (616)
                                                        ------     --------     --------
Net assets (liabilities)..............................  $1,202     $  8,262     $  9,464
                                                        ======     ========     ========

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

     We use storage, transportation and requirements contracts, forwards, over-the-counter and exchange-traded options, futures and swap contracts to conduct our risk management activities in our natural gas marketing segment.

     On October 25, 2002, through the issuance of EITF Issue No. 02-03, the EITF rescinded Issue No. 98-10 "Accounting for Energy Trading and Risk Management Activities" thereby precluding mark-to-market accounting for our natural gas marketing segment inventory and energy trading contracts that are not derivatives. Beginning January 1, 2003, energy trading contracts are being accounted for pursuant to the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The cumulative effect of the change in accounting principle was reported in accordance with APB Opinion No. 20, "Accounting Changes." The cumulative noncash charge in the second quarter of fiscal 2003 was $7.8 million. As performance under these inventory, storage and transportation contracts is completed, the applicable income will be recognized. Originally, $6.0 million was expected to be realized in net income in fiscal 2003, $1.2 million in fiscal 2004 and $0.6 million thereafter. However, as discussed below, actual results to date are less than originally estimated, due to the extreme market volatility.

     Under the mark-to-market method of accounting, contracts are reflected at fair value, inclusive of future servicing costs and valuation adjustments, with resulting unrealized gains and losses recorded as assets or liabilities from risk management activities on the condensed consolidated balance sheet. Current period changes in the assets and liabilities from risk management activities are recognized as net gains or losses on the condensed consolidated statement of income. Changes in the mark-to-market valuation of assets and liabilities from risk management activities primarily result from changes in the valuation of the portfolio of contracts, maturity and settlement of contracts and newly originated transactions. Market prices and models used to value these transactions reflect our best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts. Values are adjusted to reflect the potential impact of an orderly liquidation of our positions over a reasonable period of time under present market conditions. Changes in market prices directly affect our estimate of the fair value of these transactions. For those futures contracts designated as fair value hedges, the market adjustment is offset by the adjustment to the carrying value of the inventory.

     The following table shows the components of the change in fair value of our natural gas marketing energy trading contract activities for the three months ended March 31, 2003 (in thousands).

Fair value of contracts at December 31, 2002................  $ 2,980
  Contracts realized/settled................................    8,763
  Fair value of new contracts...............................    1,773
  Other changes in value....................................    3,545
  Cumulative effect of accounting change....................   (8,799)
                                                              -------
Fair value of contracts at March 31, 2003...................  $ 8,262
                                                              =======

     The following table shows the components of the change in fair value of our natural gas marketing energy trading contract activities for the six months ended March 31, 2003 (in thousands).

Fair value of contracts at September 30, 2002...............  $ 6,651
  Contracts realized/settled................................   11,577
  Fair value of new contracts...............................    4,631
  Other changes in value....................................   (5,798)
  Cumulative effect of accounting change....................   (8,799)
                                                              -------
Fair value of contracts at March 31, 2003...................  $ 8,262
                                                              =======

     The fair value of our natural gas marketing energy trading contracts at March 31, 2003, is segregated below, by time period and fair value source.

                                              FAIR VALUE OF CONTRACTS AT MARCH 31, 2003
                                      ----------------------------------------------------------
                                      MATURITY                            MATURITY
                                      LESS THAN   MATURITY    MATURITY    EXCESS OF   TOTAL FAIR
                                       1 YEAR     1-3 YEARS   4-5 YEARS    5 YEARS      VALUE
                                      ---------   ---------   ---------   ---------   ----------
                                                            (IN THOUSANDS)
SOURCE OF FAIR VALUE
Prices actively quoted..............   $17,145      $ 119        $--        $  --      $17,264
Prices provided by other external
  sources...........................    (8,325)      (270)        51           --       (8,544)
Prices based on models and other
  valuation methods.................      (222)      (236)        --           --         (458)
                                       -------      -----        ---        -----      -------
Total Fair Value....................   $ 8,598      $(387)       $51        $  --      $ 8,262
                                       =======      =====        ===        =====      =======

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 2003, COMPARED WITH THREE MONTHS ENDED MARCH 31, 2002

     Net income for the three months ended March 31, 2003 was $48.5 million compared to $41.4 million in the same period last year.

     The primary factors that impact our results of operations are seasonal weather patterns, competitive factors in the energy industry and economic conditions in our service areas. Our second fiscal quarter historically has been our most critical earnings quarter with an average of 76 percent of our net income having been earned in the second quarter during the three most recently completed fiscal years.

     Gross profit -- Gross profit primarily consists of gas service margins generated by our six utility operating divisions from the sale of natural gas to approximately 1.7 million residential, commercial, industrial, agricultural and other customers in the twelve states that comprise our utility service areas. Gross profit increased to $200.6 million for the three months ended March 31, 2003 from $149.9 million for the three months ended March 31, 2002. The increase in gross profit primarily was due to the additional gross profit resulting from the Mississippi Valley Gas Company acquisition in December 2002. Also adding to the increase in gross profit was a $3.9 million increase in our base charges primarily in Louisiana as a result of our annual rate stabilization clause filing which became effective in November 2002. These increases were partially offset by a $0.9 million decrease in gross profit from WNA, excluding Mississippi. Weather in our WNA service areas was colder than normal for the three months ended March 31, 2003. We have WNA in Tennessee, Georgia, Mississippi and Kentucky. Changes in the cost of gas impact revenue but do not directly affect gross profit of our utility business because the fluctuations in gas prices are passed through to the customer.

     Throughput is a measure of the volume of natural gas that moved through our system and consists of natural gas sold to our customers and natural gas that is transported for others. Total throughput generated by our utility business was
100.8 billion cubic feet (Bcf) during the current quarter compared to 82.6 Bcf during the same quarter last year. The increase in throughput primarily resulted from volumes associated with the assets of Mississippi Valley Gas Company acquired in December 2002. Total throughput during the current quarter from the Mississippi Valley Gas Company Division was 16.6 Bcf. There was no throughput from the Mississippi Valley Gas Company Division in our results during the second quarter of last year because that period was prior to the date of our acquisition of that division.

     Gas trading margin -- Our gas trading margin consists of both realized and unrealized components. Our gas trading margin income was $2.4 million for the three months ended March 31, 2003 compared to income of $9.6 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, we incurred a realized loss of $10.1 million in gas trading margin from the sale of
94.4 Bcf of natural gas to our customers compared to realized income of $31.5 million in gas trading margin from the sale of 82.0 Bcf of natural gas for the three months ended March 31, 2002.

     At times, we maintain a net open position related to our physical storage when we believe that future changes in prices and market conditions may result in profitable positions. Net open positions may result in an adverse impact on our financial condition or results of operations if the market price does not react in the manner or direction that we expected. Our risk management control policy contains limits associated with the overall size of open positions.

     Our natural gas marketing segment's performance during the second quarter was adversely affected by a shorter than expected physical position because we were unable to withdraw planned volumes from storage and therefore were required to buy gas at market prices in a rising market to meet contractual requirements with customers. We were unable to withdraw such volumes from storage due to contractual and regulatory limitations relating to our storage facilities. Our inability to withdraw gas from storage also prevented the matching of unwinding our financial spreads to capture storage margins and therefore cover the cumulative costs of the discount we incurred for use of the storage capacity.

     The structure of certain asset management contracts we recently acquired results in increased price risk when there is sustained cold weather. Customers increased their demand due to cold weather and we were required to purchase gas to cover the unplanned incremental customer requirements at market prices in a rising market. Only a portion of these costs can be passed through to customers.

     We are taking steps to eliminate or minimize any future negative impact of the events that caused the lower-than-expected earnings from our natural gas marketing segment during the second quarter. We plan to negotiate new contracts which transfer the risk of volatile gas prices to our customers and provide higher margins and we will investigate the possibility of acquiring high deliverability storage to increase supply during sustained periods of cold weather.

     Operating expenses -- Operating expenses increased 30 percent to $95.1 million for the three months ended March 31, 2003 from $73.2 million for the three months ended March 31, 2002. Operation and maintenance expense increased primarily due to the addition of $10.7 million relating to the Mississippi Valley Gas Company acquisition in December 2002 and a $4.9 million increase in the provision for doubtful accounts as a result of higher revenues. Taxes other than income taxes increased $7.7 million primarily due to additional franchise, payroll and property taxes associated with the Mississippi Valley Gas assets acquired in December 2002.

     Operating income -- Operating income increased 25 percent for the three months ended March 31, 2003 to $107.9 million from $86.3 million for the three months ended March 31, 2002. The increase in operating income primarily resulted from the increase in gross profit described above partially offset by a decrease from our gas trading margin and an increase in operating expenses.

     Miscellaneous income (expense) -- Miscellaneous expense for the three months ended March 31, 2003 was $1.5 million, compared with expense of $6.1 million for the three months ended March 31, 2002. The $4.6 million change primarily was attributable to the reversal of $5.9 million in income during the three months ended March 31, 2002 that had been recognized during the three months ended December 31, 2001 from our weather insurance policy. No income from our weather insurance policy was recognized during the three months ended March 31, 2003 because weather in the covered service areas did not meet the seven percent warmer than normal threshold required to recognize income from the policy. Partially offsetting this change was lower earnings from our equity earnings in Heritage Propane Partners, L.P. during the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

     Interest charges -- Interest charges increased 12 percent for the three months ended March 31, 2003 to $16.2 million from $14.5 million for the three months ended March 31, 2002. The increase primarily was due to an increase in interest charges resulting from a higher average outstanding debt balance.

     Cumulative effect of change in accounting principle -- On January 1, 2003, we recorded a cumulative effect of a change in accounting principle to reflect a change in the way we account for our storage and transportation contracts. Previously we accounted for those contracts under EITF 98-10 which required us to record estimated future gains on our storage and transportation contracts at the time we entered into the contracts and to mark those contracts to market value each month. Effective January 1, 2003, we no longer mark those contracts to market. As a result, we expensed $7.8 million, net of applicable income tax benefit as a cumulative effect of change in accounting principle.

  SIX MONTHS ENDED MARCH 31, 2003, COMPARED WITH SIX MONTHS ENDED MARCH 31, 2002

     Net income for the six months ended March 31, 2003 was $74.3 million compared to $62.0 million in the same period last year.

     Gross profit -- Gross profit increased to $333.2 million for the six months ended March 31, 2003 from $259.2 million for the six months ended March 31, 2002. The increase in gross profit primarily was due to the additional gross profit resulting from the Mississippi Valley Gas Company acquisition in December 2002 and an increase in volumes sold to weather sensitive customers. Also adding to gross profit was the $6.8 million increase in our base charges primarily in Louisiana as a result of our annual rate stabilization clause filing which became effective in November 2002. These increases were partially offset by a $2.7 million decrease in revenues from WNA, excluding Mississippi. Changes in the cost of gas impact revenue but do not directly affect gross profit because the fluctuations in gas prices are passed through to the customer.

     Total throughput was 172.0 Bcf during the six months ended March 31, 2003 compared to 139.7 Bcf during the same period last year. The increase in throughput primarily resulted from volumes associated with the assets of Mississippi Valley Gas Company acquired in December 2002 and from weather that was four percent colder than last year. Total throughput during the six months ended March 31, 2003 from the Mississippi Valley Gas Company Division was 21.7 Bcf. There was no throughput from the Mississippi Valley Gas Company Division in our results during the six months ended March 31, 2002 because that period was prior to the date of our acquisition of that division.

     Gas trading margin -- Our gas trading margin consists of both realized and unrealized components. Our gas trading margin income was $6.9 million for the six months ended March 31, 2003 compared to income of $16.8 million for the six months ended March 31, 2002. For the six months ended March 31, 2003, we incurred a realized loss of $4.4 million in gas trading margin from the sale of
169.4 Bcf of natural gas to our customers compared to a realized gain of $34.4 million in gas trading margin from the sale of 146.3 Bcf of natural gas for the six months ended March 31, 2002.

     At times, we maintain a net open position related to our physical storage when we believe that future changes in prices and market conditions may result in profitable positions. Net open positions may result in an adverse impact on our financial condition or results of operations if the market price does not react in the manner or direction that we expected. Our risk management control policy contains limits associated with the overall size of open positions.

     Our natural gas marketing segment's performance during the six months ended March 31, 2003 was adversely affected by a shorter than expected physical position because we were unable to withdraw planned volumes from storage and therefore were required to buy gas at market prices in a rising market to meet contractual requirements with customers. We were unable to withdraw such volumes from storage due to contractual and regulatory limitations relating to our storage facilities. Our inability to withdraw gas from storage also prevented the matching of unwinding our financial spreads to capture storage margins and therefore cover the cumulative costs of the discount we incurred for use of the storage capacity.

     The structure of certain asset management contracts we recently acquired results in increased price risk when there is sustained cold weather. Customers increased their demand due to cold weather and we were required to purchase gas to cover the unplanned incremental customer requirements at market prices in a rising market. Only a portion of these costs can be passed through to customers.

     We are taking steps to eliminate or minimize any future negative impact of the events that caused the lower-than-expected earnings from our natural gas marketing segment during the six months ended March 31, 2003. We plan to negotiate new contracts which transfer the risk of volatile gas prices to our customers and provide higher margins and we will investigate the possibility of acquiring high deliverability storage to increase supply during sustained periods of cold weather.

     Operating expenses -- Operating expenses increased 23 percent to $179.6 million for the six months ended March 31, 2003 from $146.2 million for the six months ended March 31, 2002. Operation and maintenance expense increased primarily due to the addition of $14.5 million related to the Mississippi Valley Gas Company acquisition in December 2002 and a $6.6 million increase in the provision for doubtful accounts as a result of higher revenues. Taxes other than income taxes increased $10.4 million primarily due to additional franchise, payroll and property taxes associated with the Mississippi Valley Gas Company assets acquired in December 2002.

     Operating income -- Operating income increased 24 percent for the six months ended March 31, 2003 to $160.5 million from $129.8 million for the six months ended March 31, 2002. The increase in operating income primarily resulted from the increase in gross profit described above partially offset by a decrease from our gas trading margin and an increase in operating expenses.

     Miscellaneous income (expense) -- Miscellaneous income for the six months ended March 31, 2003 was $2.6 million, compared with expense of $0.7 million for the six months ended March 31, 2002. The $3.3 million change primarily was attributable to a $3.9 million gain associated with a sales-type lease of a distributed electric generation plant which was recognized in the first quarter of 2003.

CONSOLIDATED OPERATING STATISTICS

     The following tables show our consolidated operating statistics for the three-month and six-month periods ended March 31, 2003 and 2002. See Note 8 of notes to condensed consolidated financial statements for additional information about operating results of our segments.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
HEATING DEGREE DAYS(1)
  Actual (weighted average).................................     1,812      1,877
  Percent of normal.........................................       100%        98%
SALES VOLUMES -- MMcf(2)
  Residential...............................................    48,876     39,458
  Commercial................................................    20,166     15,722
  Public authority and other................................     4,376      2,646
  Industrial (including agricultural).......................     8,595      5,627
                                                              --------   --------
     Total..................................................    82,013     63,453
Transportation volumes -- MMcf(2)...........................    18,774     19,183
                                                              --------   --------
Total throughput -- MMcf(2).................................   100,787     82,636
                                                              ========   ========
OPERATING REVENUES (000's)
Gas sales revenues
  Residential...............................................  $424,586   $238,062
  Commercial................................................   165,631     89,745
  Public authority and other................................    33,290     13,208
  Industrial (including agricultural).......................    58,412     23,233
                                                              --------   --------
     Total gas sales revenues...............................   681,919    364,248
Transportation revenues.....................................     8,047      9,528
Other revenues..............................................    10,395      5,705
                                                              --------   --------
Total operating revenues....................................  $700,361   $379,481
                                                              ========   ========
Cost of gas (excluding non-utility).........................  $502,728   $231,668
                                                              ========   ========
Average gas sales revenues per Mcf..........................  $   8.31   $   5.74
Average transportation revenue per Mcf......................  $    .43   $    .50
Average cost of gas per Mcf sold............................  $   6.13   $   3.65

---------------

(1) Adjusted for weather normalized operations.

(2) Volumes are reported as metered in million cubic feet (MMcf).

                                                                 SIX MONTHS ENDED
                                                                     MARCH 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
METERS IN SERVICE, end of period
  Residential...............................................   1,502,374    1,247,431
  Commercial................................................     152,226      122,885
  Public authority and other................................       9,959        7,353
  Industrial (including agricultural).......................      13,075       12,995
                                                              ----------   ----------
     Total meters...........................................   1,677,634    1,390,664
                                                              ==========   ==========
HEATING DEGREE DAYS(1)
  Actual (weighted average).................................       3,219        3,092
  Percent of normal.........................................         102%          94%
SALES VOLUMES -- MMcf(2)
  Residential...............................................      79,901       62,290
  Commercial................................................      34,085       26,740
  Public authority and other................................       7,220        4,645
  Industrial (including agricultural).......................      14,544       10,735
                                                              ----------   ----------
     Total..................................................     135,750      104,410
Transportation volumes -- MMcf(2)...........................      36,257       35,251
                                                              ----------   ----------
Total throughput -- MMcf(2).................................     172,007      139,661
                                                              ==========   ==========
OPERATING REVENUES (000's)
Gas sales revenues
  Residential...............................................  $  664,321   $  395,990
  Commercial................................................     265,536      158,341
  Public authority and other................................      51,058       24,362
  Industrial (including agricultural).......................      89,822       44,854
                                                              ----------   ----------
     Total gas sales revenues...............................   1,070,737      623,547
Transportation revenues.....................................      17,305       16,562
Other revenues..............................................      13,866       10,714
                                                              ----------   ----------
Total operating revenues....................................  $1,101,908   $  650,823
                                                              ==========   ==========
Cost of gas (excluding non-utility).........................  $  773,223   $  391,605
                                                              ==========   ==========
Average gas sales revenues per Mcf..........................  $     7.89   $     5.97
Average transportation revenue per Mcf......................  $      .48   $      .47
Average cost of gas per Mcf sold............................  $     5.70   $     3.75

---------------

(1) Adjusted for weather normalized operations.

(2) Volumes are reported as metered in million cubic feet (MMcf).

     The following tables show our utility operating income by division for the three-month and six-month periods ended March 31, 2003 and 2002. These results of our utility operating income are presented for financial reporting purposes and may not be appropriate for rate-making purposes.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              ------------------
                                                                2003      2002
                                                              --------   -------
                                                                (IN THOUSANDS)
Colorado-Kansas Division....................................  $ 15,851   $14,947
Kentucky Division...........................................    11,596    11,387
Louisiana Division..........................................    22,482    17,106
Mid-States Division.........................................    23,611    24,130
Mississippi Valley Gas Company Division.....................    20,690        --
Texas Division..............................................    10,538    10,917
Other.......................................................      (788)      653
                                                              --------   -------
  Total utility operating income............................  $103,980   $79,140
                                                              ========   =======

                                                               SIX MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Colorado-Kansas Division....................................  $ 25,237   $ 21,969
Kentucky Division...........................................    17,916     17,955
Louisiana Division..........................................    30,742     21,012
Mid-States Division.........................................    39,064     37,380
Mississippi Valley Gas Company Division.....................    26,245         --
Texas Division..............................................    15,648     16,212
Other.......................................................    (1,725)     1,306
                                                              --------   --------
  Total utility operating income............................  $153,127   $115,834
                                                              ========   ========

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders of Atmos Energy Corporation on February 12, 2003, 41,514,920 votes were cast as follows:

                                                                             VOTES
                                                              VOTES FOR    WITHHELD
                                                              ----------   ---------
CLASS II DIRECTORS:
Richard W. Cardin...........................................  39,871,809   1,643,111
Thomas C. Meredith..........................................  39,919,454   1,595,466
Carl S. Quinn...............................................  37,936,727   3,578,193
Richard Ware II.............................................  39,889,566   1,625,354

     The other directors will continue to serve until the expiration of their terms. The term of the Class III directors, Robert W. Best, Thomas J. Garland, Phillip E. Nichol and Charles K. Vaughan will expire in 2004. The term of the Class I directors, Travis W. Bain II, Dan Busbee, Richard K. Gordon and Gene C. Koonce will expire in 2005. The term of the Class II directors, listed above, will expire in 2006.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          A list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibits Index, which immediately precedes such exhibits.

     (b) Reports on Form 8-K

          The Company filed a Form 8-K Current Report, Item 2, Other Events, dated January 13, 2003, announcing that the Company and Banc One Capital Markets, Inc., on behalf of the underwriters named in Schedule A to that certain Underwriting Agreement (collectively the "Underwriters"), executed the

     Underwriting Agreement in connection with the sale by the Company to the Underwriters of a total of $250 million of the Company's 5 1/8% Senior Notes due 2013. Under Item 7, Financial Statements and Exhibits, exhibits were attached: an Underwriting Agreement dated January 13, 2003, a Global Security to be dated January 16, 2003, an Opinion and Consent of Gibson, Dunn & Crutcher LLP dated January 16, 2003 and a Consent of Ernst & Young LLP dated January 13, 2003.

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

Date: May 15, 2003

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

Date: May 15, 2003

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

                                          By:       /s/ JOHN P. REDDY
                                            ------------------------------------
                                                       John P. Reddy
                                                 Senior Vice President and
                                                  Chief Financial Officer

Date: May 15, 2003

                                 EXHIBITS INDEX
                                   ITEM 6(a)

  EXHIBIT                                                                      PAGE
   NUMBER                              DESCRIPTION                            NUMBER
  -------                              -----------                            ------
    10.1       First Amendment, entered into effective as of December 23,
               2002, to the Uncommitted Amended and Restated Credit
               Agreement, dated as of July 1, 2002, among Woodward
               Marketing, L.L.C., Fortis Capital Corp., BNP Paribas and the
               other financial institutions which may become parties hereto
    10.2       Second Amendment, entered into effective as of February 7,
               2003, to the Uncommitted Amended and Restated Credit
               Agreement, dated as of July 1, 2002, among Woodward
               Marketing, L.L.C., Fortis Capital Corp., BNP Paribas and the
               other financial institutions which may become parties hereto
    10.3       Third Amendment, entered into effective as of February 28,
               2003, to the Uncommitted Amended and Restated Credit
               Agreement, dated as of July 1, 2002, among Woodward
               Marketing, L.L.C., Fortis Capital Corp., BNP Paribas and the
               other financial institutions which may become parties hereto
    10.4       Fourth Amendment, entered into effective as of March 31,
               2003, to the Uncommitted Amended and Restated Credit
               Agreement, dated as of July 1, 2002, among Woodward
               Marketing, L.L.C., Fortis Capital Corp., BNP Paribas and the
               other financial institutions which may become parties hereto
    10.5       Fifth Amendment and Waiver, entered into effective as of
               April 28, 2003, to the Uncommitted Amended and Restated
               Credit Agreement, dated as of July 1, 2002, among Woodward
               Marketing, L.L.C., Fortis Capital Corp., BNP Paribas and the
               other financial institutions which may become parties hereto
    12         Computation of ratio of earnings to fixed charges
    15         Letter regarding unaudited interim financial information
    99.1       Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
               the Company's Chief Executive Officer*
    99.2       Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
               the Company's Chief Financial Officer*

---------------

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