Form 10-Q
period 2003-06-30
ATMOS ENERGY CORP
filed 2003-08-14
CIK 731802

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

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-10042

                            ATMOS ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

              TEXAS AND VIRGINIA                                 75-1743247
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

       THREE LINCOLN CENTRE, SUITE 1800                            75240
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

     Number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2003.

                    CLASS                                    SHARES OUTSTANDING
                    -----                                    ------------------
                 No Par Value                                    51,279,963

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ATMOS ENERGY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     SEPTEMBER 30,
                                                                 2003           2002
                                                              -----------   -------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
                                         ASSETS
Property, plant and equipment...............................  $2,504,655     $2,127,827
  Less accumulated depreciation and amortization............   1,010,210        827,507
                                                              ----------     ----------
     Net property, plant and equipment......................   1,494,445      1,300,320
Current assets
  Cash and cash equivalents.................................      17,321         46,827
  Cash held on deposit in margin account....................          --         10,192
  Accounts receivable, net..................................     251,418        136,227
  Inventories...............................................       5,489          3,769
  Gas stored underground....................................      79,485         91,783
  Assets from risk management activities....................      18,646         27,984
  Other current assets and prepayments......................      10,605         13,209
                                                              ----------     ----------
     Total current assets...................................     382,964        329,991
Intangible assets...........................................       5,248          5,365
Goodwill....................................................     275,021        185,015
Noncurrent assets from risk management activities...........       1,635          5,241
Deferred charges and other assets...........................     219,027        154,289
                                                              ----------     ----------
                                                              $2,378,340     $1,980,221
                                                              ==========     ==========
                          SHAREHOLDERS' EQUITY AND LIABILITIES
Shareholders' equity
  Common stock..............................................  $      255     $      208
  Additional paid-in capital................................     727,686        508,265
  Retained earnings.........................................     140,373        106,142
  Accumulated other comprehensive loss......................     (40,861)       (41,380)
                                                              ----------     ----------
     Shareholders' equity...................................     827,453        573,235
Long-term debt..............................................     864,348        670,463
                                                              ----------     ----------
     Total capitalization...................................   1,691,801      1,243,698
Current liabilities
  Current maturities of long-term debt......................       9,747         21,980
  Short-term debt...........................................         700        145,791
  Accounts payable and accrued liabilities..................     203,588        135,609
  Taxes payable.............................................      35,545         15,626
  Customers' deposits.......................................      39,221         31,147
  Liabilities from risk management activities...............      13,256         18,487
  Deferred gas cost.........................................      29,862         21,947
  Other current liabilities.................................      50,184         72,520
                                                              ----------     ----------
     Total current liabilities..............................     382,103        463,107
Deferred income taxes.......................................     163,443        134,540
Noncurrent liabilities from risk management activities......         549          3,663
Deferred credits and other liabilities......................     140,444        135,213
                                                              ----------     ----------
                                                              $2,378,340     $1,980,221
                                                              ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                            ATMOS ENERGY CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Operating revenues..........................................   $247,789     $161,800
Purchased gas cost..........................................    160,583       87,967
                                                               --------     --------
  Gross profit..............................................     87,206       73,833
Gas trading margin..........................................      7,858       12,259
Operating expenses
  Operation and maintenance.................................     45,141       37,832
  Depreciation and amortization.............................     23,192       20,362
  Taxes, other than income..................................     12,675        8,720
                                                               --------     --------
     Total operating expenses...............................     81,008       66,914
                                                               --------     --------
Operating income............................................     14,056       19,178
Miscellaneous income (expense)..............................        686         (182)
Interest charges............................................     16,042       13,823
                                                               --------     --------
Income (loss) before income taxes...........................     (1,300)       5,173
Income tax expense (benefit)................................     (1,099)       1,919
                                                               --------     --------
     Net income (loss)......................................   $   (201)    $  3,254
                                                               ========     ========
Per Share Data
  Basic net income (loss) per share.........................   $  (0.00)    $   0.08
                                                               ========     ========
  Diluted net income (loss) per share.......................   $  (0.00)    $   0.08
                                                               ========     ========
Cash dividends per share....................................   $   .300     $   .295
                                                               ========     ========
Weighted average shares outstanding:
  Basic.....................................................     45,997       41,265
                                                               ========     ========
  Diluted...................................................     45,997       41,370
                                                               ========     ========

     See accompanying notes to condensed consolidated financial statements.

                            ATMOS ENERGY CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2003         2002
                                                              -----------   ---------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Operating revenues..........................................  $1,349,697    $812,623
Purchased gas cost..........................................     929,300     479,542
                                                              ----------    --------
  Gross profit..............................................     420,397     333,081
Gas trading margin..........................................      14,801      29,026
Operating expenses
  Operation and maintenance.................................     151,310     122,614
  Depreciation and amortization.............................      65,273      60,875
  Taxes, other than income..................................      44,057      29,661
                                                              ----------    --------
     Total operating expenses...............................     260,640     213,150
                                                              ----------    --------
Operating income............................................     174,558     148,957
Miscellaneous income (expense)..............................       3,321        (893)
Interest charges............................................      47,679      44,304
                                                              ----------    --------
Income before income taxes and cumulative effect of
  accounting change.........................................     130,200     103,760
Income tax expense..........................................      48,303      38,495
                                                              ----------    --------
Income before cumulative effect of accounting change........      81,897      65,265
Cumulative effect of accounting change, net of income tax
  benefit...................................................      (7,773)         --
                                                              ----------    --------
     Net income.............................................  $   74,124    $ 65,265
                                                              ==========    ========
Per Share Data
  Basic income per share:
     Income before cumulative effect of accounting change...  $     1.83    $   1.59
     Cumulative effect of accounting change, net of income
      tax benefit...........................................        (.17)         --
                                                              ----------    --------
     Net income.............................................  $     1.66    $   1.59
                                                              ==========    ========
  Diluted income per share:
     Income before cumulative effect of accounting change...  $     1.82    $   1.59
     Cumulative effect of accounting change, net of income
      tax benefit...........................................        (.17)         --
                                                              ----------    --------
     Net income.............................................  $     1.65    $   1.59
                                                              ==========    ========
Cash dividends per share....................................  $     .900    $   .885
                                                              ==========    ========
Weighted average shares outstanding:
  Basic.....................................................      44,679      41,049
                                                              ==========    ========
  Diluted...................................................      44,879      41,144
                                                              ==========    ========

     See accompanying notes to condensed consolidated financial statements.

                            ATMOS ENERGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                NINE MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                                   (UNAUDITED)
                                                                 (IN THOUSANDS)
Cash Flows From Operating Activities
  Net income................................................  $  74,124   $  65,265
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Cumulative effect of accounting change, net of income
      tax benefit...........................................      7,773          --
     Depreciation and amortization:
       Charged to depreciation and amortization.............     65,273      60,875
       Charged to other accounts............................      1,676       1,931
     Deferred income tax expense............................      9,148      18,454
     Other..................................................     (5,403)     (3,223)
     Net assets/liabilities from risk management
      activities............................................     (4,200)    (10,780)
     Net change in operating assets and liabilities.........    (31,099)    169,144
                                                              ---------   ---------
       Net cash provided by operating activities............    117,292     301,666
Cash Flows From Investing Activities
  Capital expenditures......................................   (113,452)    (89,768)
  Acquisitions..............................................    (74,650)    (15,747)
  Retirements of property, plant and equipment, net.........        315      (1,930)
  Assets for leasing activities.............................       (185)     (6,880)
                                                              ---------   ---------
       Net cash used in investing activities................   (187,972)   (114,325)
Cash Flows From Financing Activities
  Net decrease in short-term debt...........................   (145,091)   (155,755)
  Cash dividends paid.......................................    (39,893)    (36,391)
  Repayment of long-term debt...............................    (72,333)    (16,925)
  Repayment of Mississippi Valley Gas debt..................    (70,938)         --
  Net proceeds from issuance of long-term debt..............    253,267          --
  Proceeds from Bridge loan.................................    147,000          --
  Repayment of Bridge loan..................................   (147,000)         --
  Issuance of common stock..................................     19,336      13,470
  Net proceeds from equity offering.........................     96,826          --
                                                              ---------   ---------
       Net cash provided (used) by financing activities.....     41,174    (195,601)
                                                              ---------   ---------
Net decrease in cash and cash equivalents...................    (29,506)     (8,260)
Cash and cash equivalents at beginning of period............     46,827      15,263
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $  17,321   $   7,003
                                                              =========   =========

     See accompanying notes to condensed consolidated financial statements.

                            ATMOS ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 2003

1.  UNAUDITED INTERIM FINANCIAL INFORMATION

     In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim period financial statements. These consolidated interim period financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation ("Atmos" or "the Company") in its Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Because of seasonal and other factors, the results of operations for the nine month period ended June 30, 2003 are not indicative of expected results of operations for the year ending September 30, 2003.

     Principles of consolidation -- The accompanying condensed consolidated financial statements include the accounts of Atmos and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

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

     Common stock -- At June 30, 2003, we had 100,000,000 shares of common stock, no par value (stated at $.005 per share), authorized and 51,106,074 shares issued and outstanding. At September 30, 2002, we had 41,675,932 shares issued and outstanding.

     Goodwill -- The following table summarizes our goodwill balances as of June 30, 2003 and September 30, 2002:

                                                               JUNE 30,     SEPTEMBER 30,
                                                                 2003           2002
                                                              -----------   -------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
Utility segment.............................................   $240,294       $150,287
Natural gas marketing segment...............................     22,600         21,288
Other non-utility segment...................................     12,127         13,440
                                                               --------       --------
  Total Goodwill............................................   $275,021       $185,015
                                                               ========       ========

     The increase in the utility segment's goodwill as of June 30, 2003 is attributable to our acquisition of Mississippi Valley Gas Company on December 3, 2002 as further described in Note 2.

     Under the provisions of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, we annually evaluate our goodwill balances for impairment during our second fiscal quarter or as impairment indicators arise. We use a present value technique based on discounted cash flows to estimate the fair value of our reporting groups. If our projections of estimated future cash flows change, those changes could result in a reduction in the carrying value of our goodwill. Our evaluation performed during the quarter ended March 31, 2003 resulted in no impairment.

                            ATMOS ENERGY CORPORATION

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

     Asset Retirement Obligations -- Effective October 1, 2002, we adopted SFAS 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this Statement had no material impact to our financial condition or results of operations based on the perpetual nature of our franchise agreements and on our experience in the businesses in which we operate.

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

     Risk management assets and liabilities, utility segment -- We use a combination of storage and financial hedges to protect us and our customers against unusually large winter period gas price increases. The financial hedges are accounted for under the mark-to-market method pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities. However, because these costs will ultimately be recovered through our rates, current period changes in the assets and liabilities from risk management activities are recorded as a component of deferred gas costs in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation. Accordingly, there is no earnings impact as a result of the use of these financial instruments. The changes in the assets and liabilities from risk management activities are recognized in purchased gas cost in the income statement when the related costs are recovered through our rates.

     Risk management assets and liabilities, natural gas marketing segment -- The principal business of Atmos Energy Marketing, L.L.C. (AEM), including the activities of Woodward Marketing, L.L.C. and Trans Louisiana Industrial Gas Company, Inc., is the overall management of natural gas requirements for municipalities, local gas utility companies and industrial customers located primarily in the southeastern and midwestern United States. AEM also supplies our regulated operations with a portion of our natural gas requirements on a competitive bid basis. Because AEM's operations are concentrated in the natural gas industry, its customers and suppliers may be subject to economic risks affecting that industry. Additionally, AEM's credit risk has increased due to higher natural gas prices this year as compared with the prior year. However, this risk is somewhat mitigated because a larger percentage of our business in the current year is with municipal customers as compared with the prior year.

     In the management of natural gas requirements for municipalities and other local utilities, AEM sells physical natural gas to customers for future delivery. AEM manages margins and limits risk exposure on the

                            ATMOS ENERGY CORPORATION
sale of natural gas inventory or the offsetting fixed-price purchase or sale commitments for physical quantities of natural gas through the use of gas futures, including forwards, over-the-counter and exchange-traded options and swap contracts with counterparties. Over-the-counter swap agreements require AEM to receive or make payments based on the difference between a fixed price and the market price of natural gas on the settlement date. Options held to manage price risk provide the right, but not the requirement, to buy or sell energy commodities at a fixed price. AEM links these gas futures to physical delivery of natural gas and typically balances its futures positions at the end of each trading day. However, at any point in time, AEM may not have completely offset its risk on these activities.

     AEM also engages in limited speculative natural gas trading for its own account primarily related to its storage activity. Physical trading involves utilizing physical assets (storage and transportation) to sell and deliver gas to customers or to take a position in the market based on anticipated price movement. In addition to the price risk of any net open position at the end of each trading day, the financial exposure that results from intra-day fluctuations of gas prices and the potential for daily price movements constitutes a risk of loss since the price of natural gas purchased or sold for future delivery at the beginning of the day may not be hedged until later in the day.

     These trading activities are subject to a risk management policy which limits the level of trading loss to a maximum of 25 percent of the budgeted annual operating income of Atmos Energy Holdings, Inc. Compliance with this risk management policy is monitored on a daily basis. In addition, Woodward Marketing's bank credit facility limits trading positions that are not closed at the end of the day (open positions) to 5.0 Bcf of natural gas. AEM's open trading positions are monitored daily but are not required to be closed if they remain within the limits set by the bank loan agreement. At June 30, 2003, AEM's net open positions in its trading operations totaled 0.3 Bcf.

     Those futures contracts that are designated as fair value hedges are recorded at fair value, on the balance sheet with an offsetting adjustment to the underlying item being hedged. Those financial contracts that are not designated as hedges are recorded on the balance sheet at fair value with current period changes in these contracts recorded as net gains or losses in our gas trading margin on the condensed consolidated statement of income. Any mark-to-market gains or losses on affiliate contracts are eliminated in consolidation.

     Changes in the valuation of assets and liabilities arising from risk management activities primarily result from changes in the valuation of the portfolio of contracts, maturity and settlement of contracts and newly originated transactions. Market prices and models used to value these transactions reflect our best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts. Values are adjusted to reflect the potential impact of an orderly liquidation of our positions over a reasonable period of time under present market conditions. Changes in market prices directly affect our estimate of the fair value of these transactions.

     As more fully described in Note 9, on October 25, 2002, the Emerging Issues Task Force (EITF) issued EITF 02-03, Accounting for Contracts Involved in Energy Trading and Risk Management, which rescinded EITF 98-10, Accounting for Energy Trading and Risk Management Activities, and required that all energy trading contracts entered into after October 25, 2002 be accounted for pursuant to the provisions of SFAS 133. Prior to the issuance of EITF 02-03, we accounted for all energy trading contracts under the mark-to-market method in accordance with EITF 98-10. We recognized a cumulative effect of accounting change of $7.8 million, net of income tax benefit, upon the adoption of EITF 02-03 in the second quarter of fiscal 2003.

                            ATMOS ENERGY CORPORATION

     Comprehensive income -- The following table presents the components of comprehensive income, net of related tax, for the three-month and nine-month periods ended June 30, 2003 and 2002:

                                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                                       JUNE 30,            JUNE 30,
                                                  ------------------   -----------------
                                                   2003       2002      2003      2002
                                                  -------    -------   -------   -------
                                                              (IN THOUSANDS)
Net income (loss)...............................  $ (201)    $3,254    $74,124   $65,265
Unrealized holding gains (losses) on
  investments, net of tax expense of $808 and
  tax benefit of $54 for the three months ended
  June 30, 2003 and 2002 and of tax expense of
  $319 and $100 for the nine months ended June
  30, 2003 and 2002.............................   1,318        (92)       519       169
                                                  ------     ------    -------   -------
Comprehensive income............................  $1,117     $3,162    $74,643   $65,434
                                                  ======     ======    =======   =======

     The only components of accumulated other comprehensive loss relate to unrealized holding gains and losses associated with certain available for sale investments and the minimum pension liability.

     Stock-based compensation plans -- We have two stock-based compensation plans that provide for the granting of stock options and restricted stock to officers, key employees and non-employee directors. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives and promoting our success by providing employees with the opportunity to acquire common stock.

     In October 1995, SFAS 123, Accounting for Stock-Based Compensation, was issued. This statement established a fair value-based method of accounting for employee stock options or similar equity instruments and encourages, but does not require, all companies to adopt that method of accounting for all of their employee stock compensation plans. SFAS 123 allows companies to continue to measure compensation cost for employee stock options or similar equity instruments using the intrinsic value method of accounting described in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. We have elected to continue using the intrinsic value method as prescribed by APB 25. Under this method, no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.

  UNITED CITIES LONG-TERM STOCK PLAN

     Prior to the merger with Atmos, certain United Cities Gas Company officers and key employees participated in the United Cities Long-Term Stock Plan implemented in 1989. At the time of the merger on July 31, 1997, we adopted this plan by registering a total of 250,000 shares of our common stock to be issued under the Long-Term Stock Plan for the Mid-States Division. Under this plan, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or any combination thereof may be granted to officers and key employees of the Mid-States Division. Options granted under the plan become exercisable at a rate of 20 percent per year and expire 10 years after the date of grant. For the nine months ended June 30, 2003, 13,000 options were exercised under the plan. For the nine months ended June 30, 2002, no options were exercised under the plan. At June 30, 2003, there were 6,300 options outstanding, all of which were fully vested. No incentive stock options, nonqualified stock options, stock appreciation rights or restricted stock have been granted under the plan since 1996. Because of the limited activities of this plan, the pro forma effects of applying SFAS 123 would have less than a $.01 per diluted share effect on earnings per share or $416 and $895 for the three months ended June 30, 2003 and 2002 and $1,922 and $3,277 for the nine months ended June 30, 2003 and 2002.

                            ATMOS ENERGY CORPORATION

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

     We are authorized to grant awards for up to a maximum of 4,000,000 shares of common stock under the Long-Term Incentive Plan subject to certain adjustment provisions. As of June 30, 2003, only non-qualified stock options, bonus stock and restricted stock have been issued. The option price is equal to the market price of our stock at the date of grant. The stock options expire 10 years from the date of the grant and options vest annually over a service period ranging from one to three years. Awards of restricted stock are generally valued at the market price of the Company's common stock on the date of grant and recorded as unearned compensation within shareholders' equity. The unearned compensation is amortized to operation and maintenance expense over the vesting period of the restricted stock.

     At June 30, 2003, we had 1,844,967 options outstanding under the Long-Term Incentive Plan at an exercise price ranging from $14.68 to $25.66. At June 30, 2002, we had 1,557,606 options outstanding under the Long-Term Incentive Plan at an exercise price ranging from $14.68 to $25.66. A summary of activity for grants of stock options under the Long-Term Incentive Plan for the nine months ended June 30, 2003 and 2002 follows:

                                                                    NUMBER OF OPTIONS
                                                              -----------------------------
                                                              JUNE 30, 2003   JUNE 30, 2002
                                                              -------------   -------------
Outstanding -- September 30.................................    1,557,606       1,009,330
  Granted...................................................      142,360         148,877
  Exercised.................................................           --              --
  Forfeited.................................................      (30,000)        (24,499)
                                                                ---------       ---------
Outstanding -- December 31..................................    1,669,966       1,133,708
                                                                ---------       ---------
  Granted...................................................      265,300         447,000
  Exercised.................................................         (333)        (10,000)
  Forfeited.................................................       (2,500)             --
                                                                ---------       ---------
Outstanding -- March 31.....................................    1,932,433       1,570,708
                                                                ---------       ---------
  Granted...................................................        4,200          12,000
  Exercised.................................................      (74,999)         (9,102)
  Forfeited.................................................      (16,667)        (16,000)
                                                                ---------       ---------
Outstanding -- June 30......................................    1,844,967       1,557,606
                                                                =========       =========

     Restricted stock grants totaled 82,933 shares for the nine months ended June 30, 2003 and have a weighted average intrinsic value of $21.34 per share. Restricted stock grants totaled 22,204 shares for the nine months ended June 30, 2002 and have a weighted average intrinsic value of $21.30 per share.

                            ATMOS ENERGY CORPORATION

  PRO FORMA FAIR VALUE DISCLOSURES

     Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, our net income(loss) and earnings (loss) per share for the three and nine months ended June 30, 2003 and 2002 would have been impacted as shown in the following table:

                                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                                               JUNE 30,            JUNE 30,
                                                          ------------------   -----------------
                                                           2003       2002      2003      2002
                                                          -------    -------   -------   -------
                                                                      (IN THOUSANDS)
Net income (loss) -- as reported........................  $ (201)    $3,254    $74,124   $65,265
Restricted stock compensation expense included in
  income, net of tax....................................      14        117        187       378
Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of taxes..................................    (271)      (349)      (884)     (915)
                                                          ------     ------    -------   -------
Net income (loss) -- pro forma..........................  $ (458)    $3,022    $73,427   $64,728
                                                          ======     ======    =======   =======
Earnings per share:
  Basic earnings per share -- as reported...............  $(0.00)    $ 0.08    $  1.66   $  1.59
                                                          ======     ======    =======   =======
  Basic earnings per share -- pro forma.................  $(0.01)    $ 0.07    $  1.64   $  1.58
                                                          ======     ======    =======   =======
  Diluted earnings per share -- as reported.............  $(0.00)    $ 0.08    $  1.65   $  1.59
                                                          ======     ======    =======   =======
  Diluted earnings per share -- pro forma...............  $(0.01)    $ 0.07    $  1.64   $  1.57
                                                          ======     ======    =======   =======

     Recent Accounting Developments -- In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities (VIE)) and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. FIN 46 applies immediately to VIEs created after January 31, 2003 or to VIEs obtained after that date. For variable interest held in VIEs acquired prior to February 1, 2003, FIN 46 is effective July 1, 2003. We believe that the adoption of this interpretation will not have a material impact on our financial position, results of operations or net cash flows because Atmos currently does not have any interests in VIEs.

     In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies the accounting and reporting for derivative instruments, including hedges. This statement amends SFAS 133 for decisions made by the Derivatives Implementation Group and by the FASB in connection with other projects dealing with financial instruments, and clarifies other implementation issues. SFAS 149 is effective for the Company on a prospective basis for contracts entered into or modified after June 30, 2003. We believe that the adoption of this statement will not have a material impact on our financial position, results of operations or net cash flows.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Under SFAS 150, mandatorily redeemable financial instruments, obligations to repurchase the issuer's shares by transferring assets and certain obligations to issue a variable number of shares to settle that obligation must be

                            ATMOS ENERGY CORPORATION
classified as liabilities on the balance sheet and initially recorded at fair value. SFAS 150 is effective for the Company for financial instruments entered into or modified after May 31, 2003, and on July 1, 2003 for previously existing financial instruments. The adoption of SFAS 150 will not impact our financial position, results of operations or net cash flows as we currently do not use any of the financial instruments subject to this statement.

     Reclassifications -- Certain prior period amounts have been reclassified to conform with the current year presentation.

2.  ACQUISITION OF MISSISSIPPI VALLEY GAS COMPANY

     On December 3, 2002, we completed the acquisition of Mississippi Valley Gas Company (MVG), Mississippi's largest natural gas utility. We paid approximately $74.7 million in cash and $74.7 million in Atmos Energy common stock consisting of 3,386,287 unregistered shares. We also repaid approximately $70.9 million of MVG's outstanding debt. Beginning in December 2002, the results of operations of MVG have been consolidated with our results of operations.

     The following table summarizes the fair values of the assets acquired and liabilities assumed, in thousands:

Net property, plant and equipment...........................  $156,516
Current assets..............................................    43,838
Other intangible assets.....................................    11,746
Goodwill....................................................    90,007
Deferred charges and other assets...........................    10,670
                                                              --------
  Total assets acquired.....................................   312,777
Current liabilities.........................................   (47,637)
Noncurrent liabilities......................................   (92,613)
Other acquisition related costs.............................   (23,227)
                                                              --------
  Purchase price............................................  $149,300
                                                              ========

     Other intangible assets represent the fair value of rights-of-way. The value assigned to goodwill was based on our belief that the acquisition of MVG will enable us to leverage our existing technology in order to add value to Atmos. We expect that the goodwill amount will not be deductible for tax purposes. Other acquisition-related costs consist of $13.1 million of make-whole premiums related to the repayment of MVG's debt and other costs including termination benefits.

     The table below reflects the unaudited pro forma results of the Company and MVG for the three months ended June 30, 2002 as if the acquisition had taken place at the beginning of fiscal 2002.

                                                              THREE MONTHS ENDED
                                                                JUNE 30, 2002
                                                              ------------------
                                                                (IN THOUSANDS)
Operating revenue...........................................       $201,452
Net income..................................................          3,976
Net income per diluted share................................       $    .09

                            ATMOS ENERGY CORPORATION

     The table below reflects the unaudited pro forma results of the Company and MVG for the nine months ended June 30, 2003 and 2002 as if the acquisition had taken place at the beginning of fiscal 2002.

                                                                 NINE MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Operating revenue...........................................  $1,385,454   $1,003,049
Income before cumulative effect of accounting change........      78,729       78,361
Net income..................................................      70,956       78,361
Income before cumulative effect of accounting change per
  diluted share.............................................  $     1.75   $     1.76
Net income per diluted share................................  $     1.58   $     1.76

3.  CONTINGENCIES

  LITIGATION

  Colorado-Kansas Division

     On September 23, 1999, a suit was filed in the District Court of Stevens County, Kansas, by Quinque Operating Company, Tom Boles and Robert Ditto, against more than 200 companies in the natural gas industry including us and our Colorado-Kansas Division. The plaintiffs, who purport to represent a class consisting of gas producers, royalty owners, overriding royalty owners, working interest owners and state taxing authorities, allege the defendants have underpaid royalties on gas taken from wells situated on non-federal and non-Indian lands throughout the United States and offshore waters predicated upon allegations that the defendants' gas measurements are simply inaccurate and that the defendants failed to comply with applicable regulations and industry standards over the last 25 years. Although the plaintiffs do not specifically allege an amount of damages, they contend that this suit is brought to recover billions of dollars in revenues that the defendants have allegedly unlawfully diverted from the plaintiffs to themselves. On April 10, 2000, this case was consolidated for pre-trial proceedings with other similar pending litigation in federal court in Wyoming in which we are also a defendant along with over 200 other defendants in the case of In Re Natural Gas Royalties Qui Tam Litigation. In January 2001, the federal court elected to remand this case back to the Kansas state court. A reconsideration of remand was filed, but it was denied. The state court now has jurisdiction over this proceeding and has issued a preliminary case management order. On April 10, 2003, the court denied the plaintiffs' motion to certify this proceeding as a class action, which ruling was appealed by the plaintiffs. The plaintiffs have filed a motion with the court for leave to amend their pleadings to which the defendants have filed an objection. Oral arguments were held on July 8, 2003, at which time the court indicated that it will make a ruling on the plaintiffs' motion in due course. We believe that the plaintiffs' claims are lacking in merit, and we intend to vigorously defend this action. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows.

  Texas Division

     On February 13, 2002, a suit was filed in the 287th District Court of Parmer County, Texas by Anderson Brothers, a Partnership, against Atmos Energy Corporation, et al. The plaintiffs' claims arise out of an alleged breach of contract by us and by a number of our divisions and subsidiaries concerning the sale of natural gas used in irrigation activities since 1998 and an alleged violation of the Texas Agricultural Gas Users Act of 1985. The court has ruled proper venue to be in Parmer County, Texas. We have been responding to numerous discovery requests from the plaintiffs. We also filed suit in Travis County, Texas to have the Texas Agricultural Gas Users Act of 1985 declared unconstitutional. The court denied our motion for summary

                            ATMOS ENERGY CORPORATION
judgment which we have appealed. The plaintiffs seek class action status and to recover unspecified damages plus attorneys' fees. We have denied any liability and intend to vigorously defend against the plaintiffs' claims. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows.

     We are a plaintiff in a case styled Energas Company, a Division of Atmos Energy Corporation v. ONEOK Energy Marketing and Trading Company, L.P., ONEOK Westex Transmission, Inc. and ONEOK Energy Marketing and Trading Company II, filed in December 2001, pending in the District Court of Lubbock County, Texas, 72nd Judicial District. In this case, we are seeking to collect our receivable related to approximately 5.0 Bcf of natural gas that we believe was not delivered. We have signed a definitive purchase agreement that will allow us to receive certain distribution assets in exchange for a partial reduction of the outstanding receivable. We continue to seek collection of the remaining outstanding balance and believe this amount is fully recoverable.

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

     United Cities Gas Company and the Tennessee Department of Environment and Conservation (TDEC) entered into a consent order effective January 23, 1997, to facilitate the investigation, removal and remediation of the Johnson City site. Prior to our merger with United Cities Gas Company in July 1997, United Cities Gas Company began the implementation of the consent order in the first quarter of 1997 which we have continued through June 30, 2003. The investigative phase of the work at the site has been completed and an interim removal action was completed in June 2001. We installed four groundwater monitoring wells at the site in 2002 and have submitted the analytical results to the TDEC. We have completed a risk assessment report which is currently under review by the TDEC. The Tennessee Regulatory Authority granted us permission to defer, until our next rate case in Tennessee, all costs incurred in Tennessee in connection with state and federally mandated environmental control requirements.

                            ATMOS ENERGY CORPORATION

     In March 2002, the TDEC contacted us about conducting an investigation at a former manufactured gas plant located in Bristol, Tennessee. We agreed to perform a preliminary investigation at the site which was completed in June 2002. The investigation identified manufactured gas plant residual materials in the soil beneath the site and we have proposed performing a focused removal action to remove any such residuals. The TDEC has requested that the focused removal action be conducted pursuant to a voluntary agreement. We are in the process of negotiating the voluntary agreement with TDEC and hope to conduct the focused removal action later this year.

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

     As of June 30, 2003, we had incurred costs of approximately $1.1 million for the investigations of the Johnson City and Bristol, Tennessee and Hannibal, Missouri sites and had a remaining accrual relating to these sites of $0.8 million.

  Mercury Contamination Sites

     We have completed investigation and remediation activities pursuant to Consent Orders between the Kansas Department of Health and Environment (KDHE) and United Cities Gas Company. The Orders provided for the investigation and remediation of mercury contamination at gas pipeline sites which utilize or formerly utilized mercury meter equipment in Kansas. The Final Interim Characterization and Remediation Report has been submitted to the KDHE. We amended the Orders with the KDHE to include all mercury meters that belonged to our Colorado-Kansas Division before the merger with United Cities Gas Company on July 31, 1997. All work on these sites has been completed. A report describing the results of the work has been submitted to the KDHE. As of June 30, 2003, we had incurred costs of $0.3 million for these sites and had a remaining accrual of $0.2 million for recovery.

     We are a party to other environmental matters and claims that arise out of our ordinary business. While the ultimate results of response actions to these environmental matters and claims cannot be predicted with certainty, we believe the final outcome of such response actions will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that the expenditures related to such response actions will either be recovered through rates, shared with other parties or are adequately covered by insurance.

  OTHER

     The limited partnership agreement of U.S. Propane, L.P., an entity in which we own an approximate 19 percent membership interest, requires that in the event of liquidation, all limited partners would be required to restore capital account deficiencies, including any unsatisfied obligations of the partnership. Under the agreement, our maximum capital account restoration is $4.7 million. As of June 30, 2003, our capital account was positive.

                            ATMOS ENERGY CORPORATION

4.  EQUITY OFFERING

     On June 23, 2003, we completed a public offering of 4,000,000 shares of our common stock. The offering was priced at $25.31 per share and generated net proceeds of approximately $96.8 million. The proceeds were used to partially fund our pension plan, to repay short-term debt and to fund general corporate purposes including the purchase of natural gas for storage. We sold an additional 100,000 shares of our common stock in July 2003 when our underwriters exercised their overallotment option, which generated net proceeds of approximately $2.4 million.

5.  PENSION PLAN CONTRIBUTION

     In June 2003, we contributed into the Atmos Master Retirement Trust for the benefit of the Atmos Energy Corporation Pension Account Plan $48.6 million in cash and 1,169,700 shares of Atmos restricted common stock with a value of $28.8 million. Of the total cash contributed, $26.1 million represented a fiscal 2002 contribution, which was deducted on our 2002 tax return. The cash contribution was financed through a combination of cash on hand and a portion of the net proceeds received from our June 2003 public offering discussed above.

6.  SHORT-TERM DEBT

     At June 30, 2003, short-term debt consisted of $0.7 million of commercial paper.

  COMMITTED CREDIT FACILITIES

     We have two short-term committed credit facilities totaling $318.0 million. The first short-term unsecured credit facility is for $300.0 million and serves as a backup liquidity facility for our commercial paper program. Our commercial paper is rated A-2 by Standard and Poor's, P-2 by Moody's and F-2 by Fitch. At June 30, 2003, $0.7 million of commercial paper was outstanding. We have a second unsecured facility in place for $18.0 million. At June 30, 2003, there were no borrowings under this credit facility. These credit facilities are negotiated at least annually and are used for working capital purposes. In July 2003, we successfully negotiated a renewal of the first credit facility and increased the level of commitment to $350.0 million. The new facility contains substantially the same terms as those of the prior facility and will expire in July 2004.

     On October 7, 2002, we entered into a $150.0 million short-term unsecured committed credit facility. This credit facility was used to provide initial funding for the cash portion of the MVG acquisition and to repay MVG's existing debt. A total of $147.0 million was borrowed under this credit facility during the first quarter. This amount was refinanced in January 2003 with a portion of the proceeds of our $250.0 million debt offering, as discussed in Note 7.

  UNCOMMITTED CREDIT FACILITIES

     Our Woodward Marketing subsidiary has a $210.0 million uncommitted demand working capital credit facility. Atmos Energy Holdings, Inc. (AEH) and Atmos Energy Marketing, L.L.C., our wholly-owned subsidiaries, are guarantors of all amounts outstanding under this facility. At June 30, 2003, no amount was outstanding under this credit facility, although letters of credit totaling $99.2 million reduced the amount available. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to Woodward Marketing under this credit facility at June 30, 2003 was $64.4 million. This credit facility expires on March 31, 2004.

     We also have an unsecured short-term uncommitted credit line for $20.0 million. There were no borrowings under this uncommitted credit facility at June 30, 2003. This uncommitted line is renewed or

                            ATMOS ENERGY CORPORATION
renegotiated at least annually with varying terms and we pay no fee for the availability of the line. Borrowings under this line are made on a when- and as-available basis at the discretion of the bank. This facility is also used for working capital purposes.

     In addition, Woodward Marketing has a $100.0 million intercompany credit facility with AEH for its non-utility business. Any outstanding amounts under this facility are subordinated to Woodward Marketing's $210.0 million uncommitted demand credit facility described above. At June 30, 2003, $50.0 million was outstanding under this facility. In July 2003, Woodward and AEH agreed to increase the interest rate on the intercompany credit facility from LIBOR plus 1.25 percent to LIBOR plus 2.75 percent.

7.  LONG-TERM DEBT

     On January 16, 2003, we issued $250.0 million of 5 1/8% Senior Notes due 2013 under our existing $600.0 million shelf registration statement. The net proceeds of $249.3 million were used to repay $147.0 million borrowed under a short-term acquisition credit facility used to provide the initial financing of our acquisition of MVG, as well as for general corporate purposes.

     In addition, we repaid $54.0 million in unsecured senior notes held by institutional lenders and short-term debt under our commercial paper program with a portion of the net proceeds received from the debt offering. The repayment of the unsecured senior notes resulted in a make-whole premium of $9.3 million.

8.  EARNINGS PER SHARE

     Basic earnings per share has been computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period adjusted for restricted stock and other contingently issuable shares of common stock. Net income (loss) for basic and diluted earnings per share are the same, as there is no income impact from assumed conversions of potentially dilutive securities. A reconciliation between basic and diluted weighted average common shares outstanding follows:

                                                        FOR THE              FOR THE
                                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                                        JUNE 30,             JUNE 30,
                                                   ------------------   ------------------
                                                    2003       2002      2003       2002
                                                   -------    -------   -------    -------
                                                               (IN THOUSANDS)
Weighted average common shares -- basic..........  45,997     41,265    44,679     41,049
Effect of dilutive securities:
  Restricted stock...............................      --         67       122         67
  Stock options..................................      --         38        78         28
                                                   ------     ------    ------     ------
Weighted average common shares -- assuming
  dilution.......................................  45,997     41,370    44,879     41,144
                                                   ======     ======    ======     ======

     There were approximately 84,000 options and approximately 122,000 shares of restricted stock excluded from the computation of diluted earnings per share for the three months ended June 30, 2003 as their inclusion in the computation would be anti-dilutive. There were no options or shares of restricted stock excluded from the computation of diluted earnings per share for the remaining periods presented above.

                            ATMOS ENERGY CORPORATION

9.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     We conduct our risk management activities through both our utility and natural gas marketing segments. The following table shows our risk management assets and liabilities by segment at June 30, 2003.

                                                                 NATURAL GAS
                                                       UTILITY    MARKETING     TOTAL
                                                       -------   -----------   --------
                                                                (IN THOUSANDS)
Assets from risk management activities, current......  $ 1,039    $ 17,607     $ 18,646
Assets from risk management activities, noncurrent...       --       1,635        1,635
Liabilities from risk management activities,
  current............................................   (1,837)    (11,419)     (13,256)
Liabilities from risk management activities,
  noncurrent.........................................       --        (549)        (549)
                                                       -------    --------     --------
Net assets (liabilities).............................  $  (798)   $  7,274     $  6,476
                                                       =======    ========     ========

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

  NON-UTILITY HEDGING ACTIVITIES

     Our non-utility hedging activities are conducted through AEM, which include the activities of Woodward Marketing, L.L.C. and Trans Louisiana Industrial Gas Company, Inc. AEM manages margins and limits risk exposure on the sale of natural gas inventory or the offsetting fixed-price purchase or sale commitments for physical quantities of natural gas through the use of gas futures, including forwards, over-the-counter and exchange-traded options and swap contracts with counterparties. At the close of business on June 30, 2003, we had outstanding contracts representing 0.3 Bcf of net notional volumes with average contract maturities of less than three years. As of June 30, 2003, contracts representing 99 percent of the fair value of these contracts are scheduled to mature within three years.

     AEM also engages in limited speculative natural gas trading for its own account primarily related to its storage activity. These trading activities are subject to a risk management policy which limits the level of trading loss to a maximum of 25 percent of the budgeted annual operating income of Atmos Energy Holdings. Compliance with this risk management policy is monitored on a daily basis. In addition, Woodward Marketing's bank credit facility limits trading positions that are not closed at the end of the day (open positions) to 5.0 Bcf of natural gas. AEM's open trading positions are monitored daily but are not required to be closed if they remain within the limits set by the bank loan agreement. At June 30, 2003, AEM's net open positions in its trading operations totaled 0.3 Bcf.

     For the three months ended June 30, 2003, our gas trading margin consisted of an $11.9 million realized trading gain and a $4.1 million unrealized trading loss. For the three months ended June 30, 2002, our gas trading margin consisted of a $2.8 million realized trading gain and a $9.5 million unrealized trading gain.

     For the nine months ended June 30, 2003, our gas trading margin consisted of a $7.6 million realized trading gain and a $7.2 million unrealized trading gain. For the nine months ended June 30, 2002, our gas trading margin consisted of a $37.1 million realized trading gain and an $8.1 million unrealized trading loss.

                            ATMOS ENERGY CORPORATION

     On October 25, 2002, through the issuance of EITF 02-03, Accounting for Contracts Involved in Energy Trading and Risk Management, the EITF rescinded EITF 98-10, Accounting for Energy Trading and Risk Management Activities, thereby precluding the use of mark-to-market accounting for inventory and energy trading contracts that are not derivatives. During the quarter ended December 31, 2002, energy trading contracts entered into on or before October 25, 2002 were marked to market pursuant to the provisions of EITF 98-10. Energy trading contracts entered into after October 25, 2002 have been prospectively accounted for pursuant to the provisions of SFAS 133.

     Prior to December 31, 2002, we had recorded $12.9 million of unrealized income related to our storage contracts and certain full requirements contracts in accordance with EITF 98-10. On January 1, 2003, we reversed this unrealized income, which was reported as a cumulative effect of a change in accounting principle in accordance with APB 20, Accounting Changes.

     Additionally, beginning January 1, 2003, all energy trading contracts are being accounted for pursuant to the provisions of SFAS 133. As a result, many of our index priced contracts qualify for the normal purchases and sales exception under SFAS 133 and are not marked to market for changes in value subsequent to December 31, 2002.

     Finally, effective January 1, 2003, we designated a portion of our futures contracts as fair value hedges of the natural gas marketing segment's gas inventory. Accordingly, the inventory was adjusted to cost as of January 1, 2003 as part of the cumulative effect adjustment, but subsequent changes in fair value will be recognized as an adjustment to the carrying value of the hedged inventory.

     The cumulative noncash charge in the second quarter of fiscal 2003 was $7.8 million, net of $5.1 million of applicable income tax benefit. As performance under these inventory, storage and transportation contracts is completed, the applicable income is recognized. Originally, $6.0 million was expected to be realized in net income in fiscal 2003, $1.2 million in fiscal 2004 and $0.6 million thereafter. However, actual results to date are less than originally estimated, due to the extreme market volatility.

     From time to time, Woodward Marketing borrows money to fund its natural gas purchases and to fulfill its obligations to maintain deposit accounts with its counterparties. See Note 6 to the condensed consolidated financial statements.

     Financial instruments, which subject AEM to counterparty risk, consist primarily of financial instruments arising from trading and risk management activities that are not insured. Counterparty risk is the risk of loss from nonperformance by financial counterparties to a contract. Exchange-traded future and option contracts are generally guaranteed by the exchanges.

  WEATHER INSURANCE

     In June 2001, we purchased a three year weather insurance policy with an option to cancel the third year of coverage. The insurance was designed for our Texas and Louisiana operations to protect against weather that was at least seven percent warmer than normal for the entire heating season of October to March beginning with the 2001-2002 heating season. The cost of the three year policy was $13.2 million, which was prepaid and was amortized over the appropriate heating seasons based on degree days. Because weather was not at least seven percent warmer than normal, no income was recognized under this insurance policy during the nine months ended June 30, 2003 and 2002. Amortization expense of $5.0 million and $4.4 million was recognized during the nine months ended June 30, 2003 and 2002. Included in the amortization expense for the nine months ended June 30, 2003 was a third quarter charge of $0.6 million, net of cash received, related to the cancellation of the third year of coverage on our weather insurance policy primarily as a result of rate relief in Louisiana and prospects for weather normalization adjustments in Texas.

                            ATMOS ENERGY CORPORATION

10.  SEGMENT INFORMATION

     Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2002. All intersegment sales prices are market based. We evaluate performance based on net income or loss of the respective operating units.

     In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, we have identified the Utility, Natural Gas Marketing and Other Non-Utility segments. For an expanded description of these segments, please refer to Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2002. We consider each division within our utility segment to be a reporting unit of the utility segment and not a reportable segment. The individual operations that comprise the other non-utility segment are not currently material to our consolidated financial position or results of operations and therefore do not require separate reporting. Income from our other non-utility segment is generated primarily from pipeline and storage operations.

     Included in purchased gas cost for the utility segment were purchases from AEM of $80.2 million and $51.0 million for the three months ended June 30, 2003 and 2002 and $272.2 million and $157.2 million for the nine months ended June 30, 2003 and 2002. Volumes purchased were 14.7 Bcf and 14.8 Bcf for the three months ended June 30, 2003 and 2002 and 50.5 Bcf and 56.7 Bcf for the nine months ended June 30, 2003 and 2002. These purchases were made in a competitive open bidding process and reflect market prices. Average prices per Mcf for gas purchased from AEM were $5.45 and $3.45 for the three months ended June 30, 2003 and 2002 and $5.38 and $2.77 for the nine months ended June 30, 2003 and 2002. In addition, our regulated utility divisions have entered into contracts with AEM to manage a significant portion of our regulated utility divisions' underground storage facilities. AEM has acted as agent in placing financial instruments for the various regulated utility divisions that partially protect us and our customers from unusually large winter period gas price increases.

                            ATMOS ENERGY CORPORATION

     Summarized financial information concerning our reportable segments for the three and nine months ended June 30, 2003 and 2002 are shown in the following table:

                                                     NATURAL GAS      OTHER
                                         UTILITY      MARKETING    NON-UTILITY     TOTAL
                                        ----------   -----------   -----------   ----------
                                                          (IN THOUSANDS)
For the three months ended June 30,
  2003:
Operating revenues for reportable
  segments............................  $  245,998    $    152       $ 3,685     $  249,835
Elimination of intersegment
  revenues............................        (257)       (152)       (1,637)        (2,046)
                                        ----------    --------       -------     ----------
     Total operating revenues.........     245,741          --         2,048        247,789
Gas trading margin....................          --       7,858            --          7,858
Net income (loss).....................      (4,617)      3,516           900           (201)
For the three months ended June 30,
  2002:
Operating revenues for reportable
  segments............................  $  159,493    $    169       $ 3,889     $  163,551
Elimination of intersegment
  revenues............................        (271)         --        (1,480)        (1,751)
                                        ----------    --------       -------     ----------
     Total operating revenues.........     159,222         169         2,409        161,800
Gas trading margin....................          --      12,259            --         12,259
Net income (loss).....................      (1,954)      5,167            41          3,254
As of and for the nine months ended
  June 30, 2003:
Operating revenues for reportable
  segments............................  $1,342,527    $    468       $16,242     $1,359,237
Elimination of intersegment
  revenues............................        (969)       (468)       (8,103)        (9,540)
                                        ----------    --------       -------     ----------
     Total operating revenues.........   1,341,558          --         8,139      1,349,697
Gas trading margin....................          --      14,801            --         14,801
Cumulative effect of accounting
  change, net of income tax benefit...          --      (7,773)           --         (7,773)
Net income (loss).....................      70,494      (4,563)        8,193         74,124
Total assets..........................   2,192,316     299,148        96,652      2,588,116
As of and for the nine months ended
  June 30, 2002:
Operating revenues for reportable
  segments............................  $  801,460    $    509       $20,848     $  822,817
Elimination of intersegment
  revenues............................      (1,219)         --        (8,975)       (10,194)
                                        ----------    --------       -------     ----------
     Total operating revenues.........     800,241         509        11,873        812,623
Gas trading margin....................          --      29,026            --         29,026
Net income............................      51,567       9,726         3,972         65,265
Total assets..........................   1,748,231     237,292        73,383      2,058,906

                            ATMOS ENERGY CORPORATION

     A reconciliation of total assets for the reportable segments to total consolidated assets for June 30, 2003 and 2002 is presented below:

                                                                     JUNE 30,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Total assets for reportable segments........................  $2,588,116   $2,058,906
Elimination of intercompany accounts........................    (209,776)    (137,934)
                                                              ----------   ----------
  Total consolidated assets.................................  $2,378,340   $1,920,972
                                                              ==========   ==========

                            ATMOS ENERGY CORPORATION

11.  SUPPLEMENTAL DISCLOSURES

     The following supplemental condensed financial statements show our three operating segments and the elimination of material intercompany transactions. The following supplemental condensed balance sheet is as of June 30, 2003.

                                                 NATURAL GAS      OTHER
                                     UTILITY      MARKETING    NON-UTILITY   ELIMINATIONS   CONSOLIDATED
                                    ----------   -----------   -----------   ------------   ------------
                                                               (IN THOUSANDS)
ASSETS

Property, plant and equipment,
  net.............................  $1,426,975    $  9,267      $ 58,203      $      --      $1,494,445
Investment in subsidiaries........     127,664      (2,669)           --       (124,995)             --
Current assets
  Cash and cash equivalents.......          86      17,495          (260)            --          17,321
  Accounts receivable, net........     102,670     182,398        50,894        (84,544)        251,418
  Inventories.....................       5,271          --           218             --           5,489
  Gas stored underground..........      45,439      32,478         1,568             --          79,485
  Assets from risk management
     activities...................       1,039      17,844            --           (237)         18,646
  Other current assets and
     prepayments..................        (390)      7,443         3,552             --          10,605
  Intercompany receivables........      76,827       2,812       (79,639)            --              --
                                    ----------    --------      --------      ---------      ----------
     Total current assets.........     230,942     260,470       (23,667)       (84,781)        382,964
Intangible assets.................          --       5,248            --             --           5,248
Goodwill..........................     240,294      22,600        12,127             --         275,021
Noncurrent assets from risk
  management activities...........          --       1,635            --             --           1,635
Deferred charges and other
  assets..........................     166,441       2,597        49,989             --         219,027
                                    ----------    --------      --------      ---------      ----------
                                    $2,192,316    $299,148      $ 96,652      $(209,776)     $2,378,340
                                    ==========    ========      ========      =========      ==========

SHAREHOLDERS' EQUITY AND
  LIABILITIES

Shareholders' equity..............  $  827,453    $ 71,166      $ 56,498      $(127,664)     $  827,453
Long-term debt....................     858,720          --         5,628             --         864,348
                                    ----------    --------      --------      ---------      ----------
     Total capitalization.........   1,686,173      71,166        62,126       (127,664)      1,691,801
Current liabilities
  Current maturities of long-term
     debt.........................       8,227          --         1,520             --           9,747
  Short-term debt.................         700          --            --             --             700
  Liabilities from risk management
     activities...................       1,837      11,419            --             --          13,256
  Deferred gas cost...............      19,351       9,586           925             --          29,862
  Other current liabilities.......     187,550     207,881        15,219        (82,112)        328,538
                                    ----------    --------      --------      ---------      ----------
     Total current liabilities....     217,665     228,886        17,664        (82,112)        382,103
Deferred income taxes.............     159,623      (3,228)        7,048             --         163,443
Noncurrent liabilities from risk
  management activities...........          --         549            --             --             549
Deferred credits and other
  liabilities.....................     128,855       1,775         9,814             --         140,444
                                    ----------    --------      --------      ---------      ----------
                                    $2,192,316    $299,148      $ 96,652      $(209,776)     $2,378,340
                                    ==========    ========      ========      =========      ==========

                            ATMOS ENERGY CORPORATION

     The following supplemental condensed statement of income is for the three months ended June 30, 2003.

                                                 NATURAL GAS      OTHER
                                      UTILITY     MARKETING    NON-UTILITY   ELIMINATIONS   CONSOLIDATED
                                      --------   -----------   -----------   ------------   ------------
                                                                (IN THOUSANDS)
Operating revenues..................  $245,998    $377,766       $3,685       $(379,660)      $247,789
Purchased gas cost..................   161,426     367,395          467        (368,705)       160,583
                                      --------    --------       ------       ---------       --------
  Gross profit......................    84,572      10,371        3,218         (10,955)        87,206
Gas trading margin..................        --      (2,795)          --          10,653          7,858
Operating expenses..................    78,306       1,375        1,490            (163)        81,008
                                      --------    --------       ------       ---------       --------
Operating income (loss).............     6,266       6,201        1,728            (139)        14,056
Miscellaneous income (expense)......     1,347         430          662          (1,753)           686
Interest charges....................   (16,235)       (662)        (898)          1,753        (16,042)
                                      --------    --------       ------       ---------       --------
Income (loss) before income taxes...    (8,622)      5,969        1,492            (139)        (1,300)
Income tax expense (benefit)........    (4,005)      2,370          592             (56)        (1,099)
                                      --------    --------       ------       ---------       --------
     Net income (loss)..............  $ (4,617)   $  3,599       $  900       $     (83)      $   (201)
                                      ========    ========       ======       =========       ========

     The following supplemental condensed statement of income is for the nine months ended June 30, 2003.

                                                NATURAL GAS      OTHER
                                    UTILITY      MARKETING    NON-UTILITY   ELIMINATIONS   CONSOLIDATED
                                   ----------   -----------   -----------   ------------   ------------
                                                              (IN THOUSANDS)
Operating revenues...............  $1,342,527   $1,330,479      $16,242     $(1,339,551)    $1,349,697
Purchased gas cost...............     934,649    1,325,655        1,475      (1,332,479)       929,300
                                   ----------   ----------      -------     -----------     ----------
  Gross profit...................     407,878        4,824       14,767          (7,072)       420,397
Gas trading margin...............          --        6,353           --           8,448         14,801
Operating expenses...............     248,485        7,366        5,313            (524)       260,640
                                   ----------   ----------      -------     -----------     ----------
Operating income.................     159,393        3,811        9,454           1,900        174,558
Miscellaneous income (expense)...        (872)       1,703        6,067          (3,577)         3,321
Interest charges.................     (47,231)      (2,090)      (1,935)          3,577        (47,679)
                                   ----------   ----------      -------     -----------     ----------
Income before income taxes and
  cumulative effect of accounting
  change.........................     111,290        3,424       13,586           1,900        130,200
Income tax expense...............      40,796        1,360        5,393             754         48,303
                                   ----------   ----------      -------     -----------     ----------
Income before cumulative effect
  of accounting change...........      70,494        2,064        8,193           1,146         81,897
Cumulative effect of accounting
  change, net of income taxes
  (benefit)......................          --       (9,710)          --           1,937         (7,773)
                                   ----------   ----------      -------     -----------     ----------
     Net income (loss)...........  $   70,494   $   (7,646)     $ 8,193     $     3,083     $   74,124
                                   ==========   ==========      =======     ===========     ==========

                            ATMOS ENERGY CORPORATION

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

     Consolidating Financial Statements -- The column headed "Utility" consists of the operations of Atmos' six utility operating divisions. The column headed "Natural Gas Marketing" consists of Atmos Energy Marketing, Woodward Marketing and Trans Louisiana Industrial Gas Company. The column headed "Other Non-Utility" consists of our nonutility operations excluding natural gas marketing. Operating revenues and purchased gas costs from our natural gas marketing operations are shown on a gross basis in the "Natural Gas Marketing" column. Such natural gas marketing activities are reclassified in the elimination column as gas trading margin.

     Current and noncurrent assets and liabilities from risk management activities on the supplemental condensed consolidated balance sheet consist of the fair value, inclusive of future servicing costs and valuation adjustments, of our forwards, over-the-counter and exchange traded options, futures and swap contracts.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Atmos Energy Corporation

     We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of June 30, 2003 and the related condensed consolidated statements of income for the three-month periods and nine-month periods ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Dallas, Texas
August 8, 2003

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

OVERVIEW

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

  UTILITY SEGMENT

     Our utility business distributes natural gas through sales and transportation arrangements to approximately 1.7 million residential, commercial, public authority and industrial customers. Our utility business is composed of six regulated utility divisions:

     - Atmos Energy Colorado-Kansas Division

     - Atmos Energy Kentucky Division

     - Atmos Energy Louisiana Division

     - Atmos Energy Mid-States Division

     - Mississippi Valley Gas Company Division

     - Atmos Energy Texas Division

     The service areas of our divisions are located in Colorado, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Tennessee, Texas and Virginia. Our utility business is subject to regulation by state and/or local authorities in each of the states in which we operate. We receive gas deliveries in our utility operations through 36 pipeline transportation companies, both interstate and intrastate, to satisfy our sales requirements. The pipeline transportation agreements are uninterruptible and many of them have pipeline no-notice storage service, which provides for daily balancing between system requirements and physical quantities requested by our customers. We also transport natural gas for others through our distribution system.

     The effects of weather that is above or below normal are offset partially in the Tennessee and Georgia jurisdictions served by the Mid-States Division, in the Mississippi jurisdiction served by the Mississippi Valley Gas Company Division, in the Kentucky jurisdiction served by the Kentucky Division and, beginning in fiscal 2004, in the Kansas jurisdiction served by the Colorado-Kansas Division, through weather normalization adjustments (WNA). The Tennessee Regulatory Authority, the Georgia Public Service Commission, the Mississippi Public Service Commission and the Kentucky Public Service Commission have approved WNA. WNA, effective from October through May each year in Georgia, November through May each year in Mississippi and November through April of each year in Tennessee and Kentucky, allows us to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. Approximately 659,000 or 39 percent of our meters in service are located in Tennessee, Georgia, Mississippi and Kentucky. In May 2003, we received approval from the Kansas Public Service Commission for WNA in our Kansas jurisdiction served by our Colorado-Kansas Division. The WNA in Kansas will be effective October through May of each year beginning in fiscal 2004. We do not have WNA in our other service areas.

  NATURAL GAS MARKETING SEGMENT

     Our natural gas marketing and other non-utility segments, which are organized under Atmos Energy Holdings, Inc., have operations in 18 states. Atmos Energy Marketing, L.L.C. (AEM), together with its wholly-owned subsidiaries Woodward Marketing, L.L.C. and Trans Louisiana Industrial Gas Company, Inc., comprise our natural gas marketing segment. AEM provides a variety of natural gas management services to municipalities, natural gas utility systems and industrial natural gas consumers primarily in the southeastern and midwestern states and to our Colorado-Kansas, Kentucky, Louisiana and Mid-States divisions. These services primarily consist of the furnishing of natural gas supplies at fixed and market-based prices, load forecasting and management, gas storage and transportation services, peaking sales and balancing services and gas price hedging through the use of derivative products. In addition, Trans Louisiana Industrial Gas Company markets natural gas primarily to commercial customers in Louisiana.

     AEM's management of natural gas requirements involves the sale of natural gas and the management of storage and transportation contracts under contracts with customers generally having one to two year terms. At June 30, 2003, AEM had a total of 589 industrial customers and 140 municipal customers. AEM also sells natural gas to some of its industrial customers on a delivered burner tip basis under contract terms from 30 days to two years. In addition, AEM supplies our regulated operations with a portion of our natural gas requirements on a competitive bid basis.

  OTHER NON-UTILITY SEGMENT

     We own or have an interest in underground storage fields in Kansas, Kentucky, Louisiana and Mississippi which are used to help meet customer requirements in Kansas, Kentucky, Louisiana, Mississippi, Tennessee and other states during peak demand periods and to reduce the need to contract for additional pipeline capacity to meet such peak demand periods. The total storage capacity that we own is approximately 30.6 Bcf. However, approximately 14.7 Bcf of gas in the storage facilities must be retained as cushion gas to maintain reservoir pressure. In addition, we have access to additional storage with a total capacity of 6.9 Bcf.

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

     We also construct and operate electrical peaking power generating plants and associated facilities and may enter into agreements to either lease or sell such plants.

     Finally, we own an approximate 19 percent membership interest in U.S. Propane L.P. (USP), a joint venture formed in February 2000 with other utility companies. As of June 30, 2003, USP owned all of the general partnership interest and approximately 26 percent of the limited partnership interest in Heritage Propane Partners, L.P. a marketer of propane through a nationwide retail distribution network.

HIGHLIGHTS

     - Net loss of $0.2 million or $0.0 per diluted share for the three months ended June 30, 2003, compared to net income of $3.3 million, or $.08 per diluted share for the three months ended June 30, 2002. Net income of $74.1 million or $1.65 per diluted share for the nine months ended June 30, 2003, compared to $65.3 million, or $1.59 per diluted share for the nine months ended June 30, 2002.

     - On December 3, 2002, we completed the acquisition of Mississippi Valley Gas Company (MVG), a privately held utility, for approximately $150.0 million, which consisted of approximately $74.7 million in cash and 3,386,287 unregistered shares of our common stock. In addition, we paid approximately $70.9 million to repay outstanding debt of MVG. Our Mississippi Valley Gas Company Division provides natural gas distribution service to approximately 283,000 residential, industrial and other customers located primarily in the northern and central regions of Mississippi.

     - In January 2003, as a result of the adoption of EITF 02-03, we recorded a cumulative effect adjustment of $12.9 million ($7.8 million, net of income tax benefit) on the condensed consolidated statements of income.

     - On January 16, 2003, we issued $250.0 million of 5 1/8% Senior Notes due 2013. The net proceeds were used to repay debt under a short-term acquisition credit facility used to partially finance the MVG acquisition, to repay $54.0 million in unsecured senior notes held by institutional lenders and short-term debt under our commercial paper program and to provide funds for general corporate purposes.

     - On June 23, 2003, we completed a public offering of 4,000,000 shares of our common stock. The offering was priced at $25.31 per share and generated net proceeds of approximately $96.8 million. The proceeds were used to partially fund our pension plan, to repay short-term debt and to fund general corporate purposes including the purchase of natural gas for storage. We sold an additional 100,000 shares of our common stock in July 2003 when our underwriters exercised their overallotment option, which generated net proceeds of approximately $2.4 million.

     - In June 2003, we contributed into the Atmos Master Retirement Trust for the benefit of the Atmos Energy Corporation Pension Account Plan $48.6 million in cash and 1,169,700 shares of Atmos restricted common stock with a value of $28.8 million. The cash contribution was financed through a combination of cash on hand and a portion of the net proceeds received from our June 2003 public offering discussed previously.

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

     Regulation -- Our utility operations are subject to regulation with respect to rates, service, maintenance of accounting records and various other matters by the respective regulatory authorities in the states in which we operate. Our accounting policies recognize the financial effects of the ratemaking and accounting practices and policies of the various regulatory commissions. Regulated utility operations are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) 71, Accounting for the Effects of Certain Types of Regulation. This statement requires cost-based, rate-regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. As a result, certain costs are permitted to be capitalized rather than expensed because they can be recovered through rates.

     Risk management assets and liabilities, utility segment -- We use a combination of storage and financial hedges to protect us and our customers against unusually large winter period gas price increases. The financial hedges are accounted for under the mark-to-market method pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities. However, because these costs will ultimately be recovered through our rates, current period changes in the assets and liabilities from risk management activities are recorded as a component of deferred gas costs in accordance with SFAS 71. Accordingly, there is no earnings impact as a result of the use of these financial instruments. The changes in the assets and liabilities from risk management activities are recognized in purchased gas cost in the income statement when the related costs are recovered through our rates.

     Risk management assets and liabilities, natural gas marketing segment -- The principal business of AEM, including the activities of Woodward Marketing, L.L.C. and Trans Louisiana Industrial Gas Company, Inc., is the overall management of natural gas requirements for municipalities, local gas utility companies and industrial customers located primarily in the southeastern and midwestern United States. AEM also supplies our regulated operations with a portion of our natural gas requirements on a competitive bid basis. Because AEM's operations are concentrated in the natural gas industry, its customers and suppliers may be subject to economic risks affecting that industry. Additionally, AEM's credit risk has increased due to higher natural gas prices this year as compared with the prior year. However, this risk is somewhat mitigated because a larger percentage of our business in the current year is with municipal customers as compared with the prior year.

     In the management of natural gas requirements for municipalities and other local utilities, AEM sells physical natural gas to customers for future delivery. AEM manages margins and limits risk exposure on the sale of natural gas inventory or the offsetting fixed-price purchase or sale commitments for physical quantities of natural gas through the use of gas futures, including forwards, over-the-counter and exchange-traded options and swap contracts with counterparties. Over-the-counter swap agreements require AEM to receive or make payments based on the difference between a fixed price and the market price of natural gas on the settlement date. Options held to manage price risk provide the right, but not the requirement, to buy or sell energy commodities at a fixed price. AEM links these gas futures to physical delivery of natural gas and typically balances its futures positions at the end of each trading day. However, at any point in time, AEM may not have completely offset its price risk on these activities.

     AEM also engages in limited speculative natural gas trading for its own account primarily related to its storage activity. Physical trading involves utilizing physical assets (storage and transportation) to sell and deliver gas to customers or to take a position in the market based on anticipated price movement. In addition to the price risk of any net open position at the end of each trading day, the financial exposure that results from intra-day fluctuations of gas prices and the potential for daily price movements constitutes a risk of loss since the price of natural gas purchased or sold for future delivery at the beginning of the day may not be hedged until later in the day.

     These trading activities are subject to a risk management policy which limits the level of trading loss to a maximum of 25 percent of the budgeted annual operating income of Atmos Energy Holdings, Inc.

Compliance with this risk management policy is monitored on a daily basis. In addition, Woodward Marketing's bank credit facility limits trading positions that are not closed at the end of the day (open positions) to 5.0 Bcf of natural gas. AEM's open trading positions are monitored daily but are not required to be closed if they remain within the limits set by the bank loan agreement. At June 30, 2003, AEM's net open positions in its trading operations totaled 0.3 Bcf.

     Those futures contracts that are designated as fair value hedges are recorded at fair value on the balance sheet with an offsetting adjustment to the underlying item being hedged. Those financial contracts that are not designated as hedges are recorded on the balance sheet at fair value with current period changes in these contracts recorded as net gains or losses in our gas trading margin on the condensed consolidated statement of income. Any mark-to-market gains or losses on affiliate contracts are eliminated in consolidation.

     Changes in the valuation of assets and liabilities arising from risk management activities primarily result from changes in the valuation of the portfolio of contracts, maturity and settlement of contracts and newly originated transactions. Market prices and models used to value these transactions reflect our best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts. Values are adjusted to reflect the potential impact of an orderly liquidation of our positions over a reasonable period of time under present market conditions. Changes in market prices directly affect our estimate of the fair value of these transactions.

     As more fully described in Note 9 to the condensed consolidated financial statements, on October 25, 2002, the Emerging Issues Task Force (EITF) issued EITF 02-03, Accounting for Contracts Involved in Energy Trading and Risk Management, which rescinded EITF 98-10, Accounting for Energy Trading and Risk Management Activities, and required that all energy trading contracts entered into after October 25, 2002 be accounted for pursuant to the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Prior to the issuance of EITF 02-03, we accounted for all energy trading contracts under the mark-to-market method in accordance with EITF 98-10. We recognized a cumulative effect of accounting change of $7.8 million, net of income tax benefit, upon the adoption of EITF 02-03 in the second quarter of fiscal 2003.

     Allowance for Doubtful Accounts -- For the majority of our receivables, we establish an allowance for doubtful accounts based on an aging of those receivable balances. We apply percentages to each aging category based on our collections experience. On certain other receivables where we are aware of a specific customer's inability or reluctance to pay, we record an allowance for doubtful accounts against amounts due to reduce the net receivable balance to the amount we reasonably expect to collect. We believe our allowance for doubtful accounts is adequate. However, if circumstances change, our estimate of the recoverability of accounts receivable could be different. Circumstances which could affect our estimates include, but are not limited to, customer credit issues, the level of natural gas prices and general economic conditions.

     Goodwill -- We annually evaluate our goodwill balances for impairment during our second fiscal quarter or as impairment indicators arise. We use a present value technique based on discounted cash flows to estimate the fair value of our reporting groups. If our projections of estimated future cash flows change, those changes could result in a reduction in the carrying value of our goodwill. Our evaluation performed during the quarter ended March 31, 2003 resulted in no impairment.

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

RESULTS OF OPERATIONS

     The primary factors that impact our results of utility operations are seasonal weather patterns, competitive factors in the energy industry and economic conditions in our service areas. Natural gas sales to residential, commercial and public authority customers are affected by winter heating season requirements. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either lower net income or net losses during the period from April through September of each year. Accordingly, our second fiscal quarter historically has been our most critical earnings quarter with an average of 76 percent of our net income having been earned in the second quarter during the three most recently completed fiscal years. Sales to industrial customers are much less weather sensitive. Sales to agricultural customers, who typically use natural gas to power irrigation pumps during the period from March through September, are primarily affected by rainfall amounts and the price of natural gas. Changes in the cost of gas impact revenue but do not directly affect our gross profit from utility operations because the fluctuations in gas prices are passed through to the customer.

     Our non-utility segment generates income from its industrial, utility and municipal customers through negotiated prices based on the volume of gas supplied to the customer. It also generates income by taking advantage of the difference between near-term gas prices and prices for future delivery as well as the daily movement of gas prices by utilizing storage and transportation capacity that it controls.

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

     The following table presents our financial highlights for the three and nine months ended June 30, 2003 and 2002:

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                JUNE 30,               JUNE 30,
                                           -------------------   ---------------------
                                             2003       2002        2003        2002
                                           --------   --------   ----------   --------
                                             (IN THOUSANDS, UNLESS OTHERWISE NOTED)
Operating revenues.......................  $247,789   $161,800   $1,349,697   $812,623
Gross profit.............................    87,206     73,833      420,397    333,081
Realized margin..........................    11,921      2,790        7,564     37,147
Unrealized margin........................    (4,063)     9,469        7,237     (8,121)
                                           --------   --------   ----------   --------
  Gas trading margin.....................     7,858     12,259       14,801     29,026
Operating expenses.......................    81,008     66,914      260,640    213,150
Miscellaneous income (expense)...........       686       (182)       3,321       (893)
Interest charges.........................    16,042     13,823       47,679     44,304
Income (loss) before income taxes and
  cumulative effect of accounting
  change.................................    (1,300)     5,173      130,200    103,760
Cumulative effect of accounting change,
  net of income tax benefit..............        --         --       (7,773)        --
Net income (loss)........................  $   (201)  $  3,254   $   74,124   $ 65,265
Sales Volumes -- MMcf....................    25,904     22,354      161,654    126,764
Transportation volumes -- MMcf...........    13,902     14,309       50,159     49,560
                                           --------   --------   ----------   --------
Total throughput -- MMcf.................    39,806     36,663      211,813    176,324
                                           ========   ========   ==========   ========

  THREE MONTHS ENDED JUNE 30, 2003, COMPARED WITH THREE MONTHS ENDED JUNE 30,
  2002

     Gross profit -- Gross profit primarily consists of gas service margins generated by our six utility operating divisions from the sale of natural gas to approximately 1.7 million residential, commercial, industrial, agricultural and other customers in the twelve states that comprise our utility service areas.

     Gross profit increased to $87.2 million for the three months ended June 30, 2003 from $73.8 million for the three months ended June 30, 2002. Total throughput for our utility business was 39.8 billion cubic feet (Bcf) during the current quarter compared to 36.7 Bcf during the same quarter last year. The increase in gross profit and total throughput was primarily attributable to the impact of the MVG acquisition in December 2002, which increased gross profit and total throughput by $9.2 million and 5.7 Bcf. The increase in gross profit was also attributable to a $3.6 million increase in our base charges primarily in Louisiana as a result of our annual rate stabilization clause filing which became effective in November 2002. Also contributing to the increase in gross profit was a $2.1 million increase from WNA as a result of weather in our WNA service areas being warmer than normal for the three months ended June 30, 2003. These increases were partially offset by warmer weather in the current quarter as compared to the same quarter last year and wetter than normal weather in West Texas which adversely impacted our irrigation volumes.

     Gas trading margin -- Our gas trading margin represents the realized and unrealized gains and losses on our gas trading activities. Our gas trading margin income was $7.9 million for the three months ended June 30, 2003 compared to income of $12.3 million for the three months ended June 30, 2002. Our gas trading margin included a realized gain of $11.9 million from the sale of 65.0 Bcf of natural gas to our customers compared with a realized gain of $2.8 million from the sale of 64.7 Bcf of natural gas for the three months ended June 30, 2002. The decrease in our gas trading margin was primarily attributable to unfavorable differences between our physical inventory and financial contract valuations during the current quarter as compared with the prior year quarter and the recognition of smaller gains from inventory sales as compared with the same quarter last year.

     Operating expenses -- Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes other than income taxes, increased 21 percent to $81.0 million for the three months ended June 30, 2003 from $66.9 million for the three months ended June 30, 2002. Operation and maintenance expense increased primarily due to the addition of $11.7 million relating to the MVG acquisition in December 2002 partially offset by a $3.2 million reduction in labor costs attributable to lower incentive payment accruals and a $1.5 million decrease in the provision for doubtful accounts attributable to improved cash collections as compared with the prior year quarter. Taxes other than income taxes increased $4.0 million primarily due to additional franchise, payroll and property taxes associated with the MVG assets acquired in December 2002.

     Miscellaneous income (expense) -- Miscellaneous income for the three months ended June 30, 2003 was $0.7 million, compared with expense of $0.2 million for the three months ended June 30, 2002. The $0.9 million change primarily was attributable to higher equity earnings from our indirect equity interest in Heritage Propane Partners, L.P. partially offset by a $0.6 million charge associated with the cancellation of our weather insurance policy during the quarter.

     Interest charges -- Interest charges increased 16 percent for the three months ended June 30, 2003 to $16.0 million from $13.8 million for the three months ended June 30, 2002. The increase was primarily attributable to a higher average outstanding debt balance resulting from the financing obtained to fund the acquisition of MVG.

  NINE MONTHS ENDED JUNE 30, 2003, COMPARED WITH NINE MONTHS ENDED JUNE 30, 2002

     Gross profit -- Gross profit increased to $420.4 million for the nine months ended June 30, 2003 from $333.1 million for the nine months ended June 30, 2002. Total throughput was 211.8 Bcf during the nine months ended June 30, 2003 compared to 176.3 Bcf during the same period last year. The increase in gross profit and total throughput was primarily attributable to the impact of the MVG acquisition in December 2002, which increased gross profit and total throughput by $59.3 million and 27.4 Bcf. The increase in gross profit was also attributable to a $13.6 million net increase resulting from increased throughput and rates (excluding MVG) and a $10.4 million increase in our base charges primarily in Louisiana as a result of our annual rate stabilization clause filing which became effective in November 2002. These increases were partially offset by a $3.9 million decrease in revenues from WNA as a result of weather in our WNA service areas being colder than normal for the nine months ended June 30, 2003.

     Gas trading margin -- Our gas trading margin represents the realized and unrealized gains and losses on our gas trading activities. Our gas trading margin income was $14.8 million for the nine months ended June 30, 2003 compared to income of $29.0 million for the nine months ended June 30, 2002. Our gas trading margin included a realized gain of $7.6 million from the sale of 234.5 Bcf of natural gas to our customers for the nine months ended June 30, 2003 compared with a realized gain of $37.1 million from the sale of 211.0 Bcf of natural gas for the nine months ended June 30, 2002.

     We were required to buy gas during a period of rising prices to meet our contractual requirements with our customers due to several factors, which decreased our gas trading margin for the nine months ended June 30, 2003. First, we anticipated a decline in natural gas prices during the period December 2002 through March 2003; therefore, we elected to keep gas in storage and to buy flowing gas to meet our customer needs. We were also unable to withdraw planned volumes from storage due to contractual and regulatory limitations relating to our storage facilities to meet our non-utility customer needs. Additionally, we experienced situations of open short positions and were not sufficiently hedged on other transactions, which contributed to the decrease in our gas trading margin. Finally, we recognized smaller gains from inventory sales in the current quarter as compared with the same quarter last year.

     We continue to take steps to eliminate or minimize any future negative impact of the events that caused the lower-than-expected earnings from our natural gas marketing segment during the nine months ended June 30, 2003. In July 2003, we entered into a leasing arrangement for a 1 Bcf salt storage facility that will help us to manage our price risk related to customer demand volatility. This facility provides increased flexibility because it allows us to inject and withdraw gas on a monthly basis. The lease will commence in November 2003 and will remain in effect for the next five heating seasons. Annual lease payments will approximate $2.0 million. We continue to evaluate new contracts which transfer the risk of volatile gas prices to our customers and provide higher margins and additional storage to increase supply during sustained periods of cold weather.

     Operating expenses -- Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes other than income taxes, increased 22 percent to $260.6 million for the nine months ended June 30, 2003 from $213.2 million for the nine months ended June 30, 2002. Operation and maintenance expense increased primarily due to the addition of $26.2 million related to the MVG acquisition in December 2002 and a $5.1 million increase in the provision for doubtful accounts as a result of higher revenues. This increase was partially offset by a $3.2 million reduction in labor costs attributable to lower incentive payment accruals. Taxes other than income taxes increased $14.4 million primarily due to additional franchise, payroll and property taxes associated with the MVG assets acquired in December 2002.

     Miscellaneous income (expense) -- Miscellaneous income for the nine months ended June 30, 2003 was $3.3 million, compared with an expense of $0.9 million for the nine months ended June 30, 2002. The $4.2 million change was primarily attributable to a $3.9 million gain associated with a sales-type lease of a distributed electric generation plant which was recognized in the first quarter of 2003 and improved earnings from our indirect investment in Heritage Propane L.P. partially offset by a $0.6 million charge associated with the cancellation of our weather insurance policy during the third quarter.

     Interest charges -- Interest charges increased 8 percent for the nine months ended June 30, 2003 to $47.7 million from $44.3 million for the nine months ended June 30, 2002. The increase was primarily attributable to a higher average outstanding debt balance resulting from the financing obtained to fund the acquisition of MVG.

     Cumulative effect of change in accounting principle -- On January 1, 2003, we recorded a cumulative effect of a change in accounting principle to reflect a change in the way we account for our storage and transportation contracts. Previously we accounted for those contracts under EITF 98-10 which required us to record estimated future gains on our storage and transportation contracts at the time we entered into the contracts and to mark those contracts to market value each month. Effective January 1, 2003, we no longer mark those contracts to market. As a result, we expensed $7.8 million, net of applicable income tax benefit, as a cumulative effect of a change in accounting principle.

CONSOLIDATED OPERATING STATISTICS

     The following table shows our consolidated operating statistics for the three-month and nine-month periods ended June 30, 2003 and 2002. See Note 10 to the interim condensed consolidated financial statements for additional information regarding the operating results of our segments.

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                       -----------------------   -----------------------
                                          2003         2002         2003         2002
                                       ----------   ----------   ----------   ----------
METERS IN SERVICE, end of period
  Residential........................   1,499,780    1,246,111    1,499,780    1,246,111
  Commercial.........................     151,601      122,414      151,601      122,414
  Public authority and other.........       9,955        7,342        9,955        7,342
  Industrial (including
     agricultural)...................      12,640       12,949       12,640       12,949
                                       ----------   ----------   ----------   ----------
     Total meters....................   1,673,976    1,388,816    1,673,976    1,388,816
                                       ==========   ==========   ==========   ==========
HEATING DEGREE DAYS(1)
  Actual (weighted average)..........         218          258        3,437        3,351
  Percent of normal..................          86%          96%         101%          95%
SALES VOLUMES -- MMcf(2)
  Residential........................      10,543        9,344       90,444       71,634
  Commercial.........................       6,057        4,956       40,142       31,696
  Public authority and other.........       1,176          727        8,396        5,372
  Industrial (including
     agricultural)...................       8,128        7,327       22,672       18,062
                                       ----------   ----------   ----------   ----------
     Total...........................      25,904       22,354      161,654      126,764
Transportation volumes -- MMcf(2)....      13,902       14,309       50,159       49,560
                                       ----------   ----------   ----------   ----------
Total throughput -- MMcf(2)..........      39,806       36,663      211,813      176,324
                                       ==========   ==========   ==========   ==========
OPERATING REVENUES (000's)
Gas sales revenues
  Residential........................  $  118,061   $   80,029   $  782,382   $  476,019
  Commercial.........................      55,180       33,956      320,716      192,297
  Public authority and other.........       8,269        4,223       59,327       28,585
  Industrial (including
     agricultural)...................      54,130       31,997      143,952       76,851
                                       ----------   ----------   ----------   ----------
     Total gas sales revenues........     235,640      150,205    1,306,377      773,752
Transportation revenues..............       5,566        6,772       22,871       23,334
Other revenues.......................       6,583        4,823       20,449       15,537
                                       ----------   ----------   ----------   ----------
Total operating revenues.............  $  247,789   $  161,800   $1,349,697   $  812,623
                                       ==========   ==========   ==========   ==========
Cost of gas (excluding
  non-utility).......................  $  161,426   $   89,088   $  934,649   $  480,693
                                       ==========   ==========   ==========   ==========
Average gas sales revenues per Mcf...  $     9.10   $     6.72   $     8.08   $     6.10
Average transportation revenue per
  Mcf................................  $      .40   $      .47   $      .46   $      .47
Average cost of gas per Mcf sold.....  $     6.23   $     3.99   $     5.78   $     3.79

---------------

(1) Adjusted for weather normalized operations.

(2) Volumes are reported as metered in million cubic feet (MMcf).

     The following table shows our utility operating income (loss) by division for the nine months ended June 30, 2003 and 2002. These results of our utility operating income are presented for financial reporting purposes and may not be appropriate for rate-making purposes.

                                                               NINE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Colorado-Kansas.............................................  $ 26,049   $ 21,415
Kentucky....................................................    20,704     20,029
Louisiana...................................................    37,378     24,344
Mid-States..................................................    40,019     38,907
Mississippi Valley Gas Company..............................    18,254         --
Texas.......................................................    18,714     19,810
Other.......................................................    (1,725)       802
                                                              --------   --------
  Total utility operating income............................  $159,393   $125,307
                                                              ========   ========

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital and liquidity for capital expenditures and other cash needs are provided from internally generated funds, borrowings under our credit facilities and commercial paper program and funds raised from the public debt and equity capital markets. We believe that these sources of funds will provide the necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 2003.

  CASH FLOWS

     Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, the price for our products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.

     For the nine months ended June 30, 2003, we generated operating cash flow of $117.3 million compared with $301.7 million during the nine months ended June 30, 2002. The decrease in operating cash flow was primarily attributable to increases in accounts receivable and deferred gas costs coupled with lower cash receipts in margin accounts and decreases in other current liabilities as compared with the prior year period. These factors were partially offset by a decrease in gas stored underground, an increase in accounts payable and higher net income.

     For the nine months ended June 30, 2003, we invested $188.0 million compared with $114.3 million for the nine months ended June 30, 2002. Capital expenditures were $113.5 million during the nine months ended June 30, 2003 compared to $89.8 million for the nine months ended June 30, 2002. Capital projects for fiscal 2003 include expenditures for additional mains, services, meters and equipment and approximately $24.0 million for Mississippi Valley Gas Company Division capital expenditures. Capital expenditures for fiscal 2003, excluding acquisitions, are expected to be approximately $150.0 million to $160.0 million compared to actual capital expenditures of $132.3 million for fiscal 2002.

     Our cash flows used for investing activities for the nine months ended June 30, 2003 included $74.7 million for the cash portion of the Mississippi Valley Gas Company acquisition completed in December 2002. Cash flows used for investing activities for the nine months ended June 30, 2002 included $15.7 million for the acquisition of Kentucky-based market area storage and associated pipeline facility assets, certain natural gas purchase and sales contracts and the outstanding common stock of Southern Resources, Inc. In addition, cash flows used for investing activities for the nine months ended June 30, 2002 included expenditures for the acquisition of assets to be leased of $6.9 million.

     For the nine months ended June 30, 2003, our financing activities provided $41.2 million of cash compared with $195.6 million of cash used for the nine months ended June 30, 2002. Our significant financing activities are summarized as follows:

     - We received $147.0 million from a short-term acquisition credit facility which was used to fund the $74.7 million cash portion of the purchase price for MVG in December 2002 and to repay $70.9 million of MVG's outstanding debt.

     - On January 16, 2003, we issued $250.0 million of 5 1/8% Senior Notes due 2013. The net proceeds of $249.3 million were used to refinance the short-term acquisition credit facility of $147.0 million, to repay $54.0 million in unsecured senior notes held by institutional lenders and short-term debt under our commercial paper program and to provide funds for general corporate purposes.

     - On June 23, 2003, we sold 4,000,000 shares of our common stock in a public offering. The offering was priced at $25.31 per share and generated net proceeds of approximately $96.8 million. The net proceeds were used to finance a portion of our pension plan contribution, repay short-term debt and to provide for general corporate purposes. We sold an additional 100,000 shares of our common stock in July 2003 when our underwriters exercised their overallotment option, which generated net proceeds of approximately $2.4 million.

     - During the nine months ended June 30, 2003 total short-term debt decreased by $145.1 million as compared with a decrease of $155.8 million for the nine months ended June 30, 2002.

     - We repaid $72.3 million of long-term debt during the nine months ended June 30, 2003 as compared with $16.9 million for the nine months ended June 30, 2002.

     - We paid $39.9 million in cash dividends during the nine months ended June 30, 2003 compared with dividends of $36.4 million during the nine months ended June 30, 2002. This change reflects increases in the quarterly dividend rate and in the number of shares outstanding.

     During the nine months ended June 30, 2003, we issued 9,430,142 shares of common stock. Of these shares, 3,386,287 shares were issued in December 2002 for the stock portion of the MVG acquisition, 4,000,000 shares were issued in June 2003 related to our equity offering and 1,169,700 shares were issued in June 2003 for the stock contribution to our pension plan. The following table shows the number of shares issued for the nine month periods ended June 30, 2003 and 2002:

                                                               NINE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2003       2002
                                                              ---------   -------
Shares issued:
  Retirement Savings Plan...................................    275,222   232,191
  Direct Stock Purchase Plan................................    419,223   369,596
  Outside Directors Stock-for-Fee Plan......................      2,178     1,832
  Long-Term Stock Plan for Mid-States Division..............     13,000        --
  Long-Term Incentive Plan..................................    164,532    50,465
  Pension account plan funding..............................  1,169,700        --
  Acquisition of MVG........................................  3,386,287        --
  Equity Offering(1)........................................  4,000,000        --
                                                              ---------   -------
     Total shares issued....................................  9,430,142   654,084
                                                              =========   =======

---------------

(1) We issued an additional 100,000 common shares in July 2003 when our underwriters exercised their overallotment option.

  SHELF REGISTRATION

     In December 2001, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $600.0 million in new common stock and/or debt. The registration statement was declared effective by the SEC on January 30, 2002. As discussed above, on January 16, 2003, we issued $250.0 million of 5 1/8% Senior Notes due 2013 under the registration statement. The net proceeds of $249.3 million were used to repay debt under an acquisition credit facility used to finance our acquisition of MVG, to repay $54.0 million in unsecured senior notes held by institutional lenders and short-term debt under our commercial paper program and to provide funds for general corporate purposes. Additionally, as noted above, we sold 4,000,000 shares of our common stock in June 2003 and an additional 100,000 shares of our common stock in July 2003 under the registration statement. After the debt offering and these common stock sales, approximately $246.0 million remains available under the shelf registration statement.

  CREDIT FACILITIES

     We maintain both committed and uncommitted credit facilities. Our credit capacity and the amount of unused borrowing capacity are affected by the seasonal nature of the natural gas business and our short-term borrowing requirements, which are typically highest during colder months. Our working capital needs can vary significantly due to changes in the price of natural gas charged by suppliers and the increased gas supplies required to meet customers' needs during periods of cold weather.

  Committed Credit Facilities

     We have two short-term committed credit facilities totaling $318.0 million. The first short-term unsecured credit facility is for $300.0 million and serves as a backup liquidity facility for our commercial paper program. At June 30, 2003, $0.7 million of commercial paper was outstanding. We have a second unsecured facility in place for $18.0 million. At June 30, 2003, there were no borrowings under this credit facility. These credit facilities are negotiated at least annually and are used for working capital purposes. In July 2003, we successfully negotiated a renewal of the first credit facility and increased the level of commitment to $350.0 million. The new facility contains substantially the same terms as those of the prior facility and will expire in July 2004.

     On October 7, 2002, we entered into a $150.0 million short-term unsecured committed credit facility. This credit facility was used to provide initial funding for the cash portion of the MVG acquisition and to repay MVG's existing debt. A total of $147.0 million was borrowed under this credit facility during the first quarter. This amount was refinanced in January 2003 with a portion of the proceeds of our $250.0 million debt offering, as discussed above.

     The availability of funds under our credit facilities is subject to conditions specified therein, which we currently meet. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in our $300.0 million credit facility to maintain a ratio of total debt to total capitalization, as defined therein, of no greater than 70 percent. At June 30, 2003, our total debt to total capitalization ratio as defined was 56 percent.

  Uncommitted Credit Facilities

     Our Woodward Marketing subsidiary has a $210.0 million uncommitted demand working capital credit facility. Atmos Energy Holdings, Inc. (AEH) and Atmos Energy Marketing, L.L.C., our wholly-owned subsidiaries, are guarantors of all amounts outstanding under this facility. At June 30, 2003, no amount was outstanding under this credit facility, although letters of credit totaling $99.2 million reduced the amount available. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to Woodward Marketing under this credit facility at June 30, 2003 was $64.4 million. This credit facility expires on March 31, 2004.

     We also have an unsecured short-term uncommitted credit line for $20.0 million. There were no borrowings under this uncommitted credit facility at June 30, 2003. This uncommitted line is renewed or renegotiated at least annually with varying terms and we pay no fee for the availability of the line. Borrowings under this line are made on a when- and as-available basis at the discretion of the bank. This facility is also used for working capital purposes.

     In addition, Woodward Marketing has a $100.0 million intercompany credit facility with AEH for its non-utility business. Any outstanding amounts under this facility are subordinated to Woodward Marketing's $210.0 million uncommitted demand credit facility described above. At June 30, 2003, $50.0 million was outstanding under this facility. In July 2003, Woodward and AEH agreed to increase the interest rate on the intercompany credit facility from LIBOR plus 1.25 percent to LIBOR plus 2.75 percent.

  CREDIT RATING

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

     On January 10, 2003, S&P changed the outlook on our long-term debt rating from "stable" to "negative." In its press release explaining this action, S&P cited, among other factors, their concern that we have not made significant progress in reducing our debt to total capitalization ratio. Since S&P changed its outlook, we have issued equity and substantially reduced our leverage. Moody's and Fitch each continue to maintain a "stable" outlook for our ratings.

     We do not have any trigger events in our debt instruments that are tied to changes in specified credit ratings or stock price, and we have not entered into any transactions that would require us to issue equity based on our credit rating or other trigger events.

  CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following tables provide information about contractual obligations and commercial commitments at June 30, 2003.

                                                     PAYMENTS DUE BY PERIOD
                                     -------------------------------------------------------
                                                LESS THAN                            AFTER
                                      TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
                                     --------   ---------   ---------   ---------   --------
                                                         (IN THOUSANDS)
CONTRACTUAL OBLIGATIONS
Long-Term Debt.....................  $874,095    $ 9,747     $11,092     $12,840    $840,416
Capital Lease Obligations..........     5,806        876       1,719         867       2,344
Operating Leases...................    68,296      9,825      19,013      15,968      23,490
                                     --------    -------     -------     -------    --------
  Total Contractual Obligations....  $948,197    $20,448     $31,824     $29,675    $866,250
                                     ========    =======     =======     =======    ========
OTHER COMMERCIAL COMMITMENTS
Lines of Credit....................  $    700    $   700     $    --     $    --    $     --
                                     ========    =======     =======     =======    ========

     AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward Nymex strip or under fixed price contracts. AEM is committed to purchase 61.6 Bcf within one year and 4.7 Bcf within 1 to 3 years under indexed contracts. AEM is committed to purchase 2.6 Bcf within one year and 0.1 Bcf within 1 to 3 years under fixed price contracts with prices ranging from $3.00 to $6.70.

  PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS

     Our Pension Account Plan was underfunded at September 30, 2002 primarily due to negative investment returns from plan assets during fiscal 2002, lump sum distributions to participants and a decrease in interest rates. A minimum pension liability of $63.6 million before applicable income taxes was recorded as of September 30, 2002, which decreased shareholders' equity by $39.4 million.

     In June 2003, we contributed into the Atmos Master Retirement Trust for the benefit of the Atmos Energy Corporation Pension Account Plan $48.6 million in cash and 1,169,700 shares of Atmos restricted common stock with a value of $28.8 million. Of the total cash contributed, $26.1 million represented a 2002 contribution, which was deducted on our 2002 tax return. The cash contribution was financed through a combination of cash on hand and a portion of the net proceeds received from the sale of 4,000,000 shares of our common stock in our June 2003 public offering as discussed previously. As a result of this contribution and improved investment returns during fiscal 2003, we anticipate that the plan will be adequately funded as of September 30, 2003. At this time, we anticipate that additional contributions approximating $10-$15 million will be required for fiscal 2004.

     The projected pension liability and future funding requirements for the Plan are subject to change, depending upon the actuarial value of plan assets from time to time and future benefit obligations as of each subsequent actuarial calculation date.

RECENT ACCOUNTING DEVELOPMENTS

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities (VIE)) and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. FIN 46 applies immediately to VIEs created after January 31, 2003 or to VIEs obtained after that date. For variable interests held in VIEs acquired prior to February 1, 2003, FIN 46 is effective July 1, 2003. We believe that the adoption of this interpretation will not have a material impact on our financial position, results of operations or net cash flows because Atmos currently does not have any interests in VIEs.

     In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies the accounting and reporting for derivative instruments, including hedges. This statement amends SFAS 133 for decisions made by the Derivatives Implementation Group and by the FASB in connection with other projects dealing with financial instruments, and clarifies other implementation issues. SFAS 149 is effective for the Company on a prospective basis for contracts entered into or modified after June 30, 2003. We believe that the adoption of this statement will not have a material impact on our financial position, results of operations or net cash flows.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Under SFAS 150, mandatorily redeemable financial instruments, obligations to repurchase the issuer's shares by transferring assets and certain obligations to issue a variable number of shares to settle that obligation must be classified as liabilities on the balance sheet and initially recorded at fair value. SFAS 150 is effective for the Company for financial instruments entered into or modified after May 31, 2003, and on July 1, 2003 for previously existing financial instruments. The adoption of SFAS 150 will not impact our financial position, results of operations or net cash flows as we currently do not use any of the financial instruments subject to this statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We conduct our risk management activities through both our utility and natural gas marketing segments. Our utility segment hedging activities are designed to protect us and our customers against unusually large winter period gas price increases and include the use of financial hedges and fixed forward contracts. Our natural gas marketing segment hedging activities are designed to manage margins on the sale of natural gas inventory or the offsetting fixed-price purchase or sale commitments for physical quantities of natural gas through the use of gas futures, including forwards, over-the-counter and exchange-traded options and swap contracts with counterparties. The following table shows our risk management assets and liabilities by segment at June 30, 2003.

                                                                 NATURAL GAS
                                                       UTILITY    MARKETING     TOTAL
                                                       -------   -----------   --------
                                                                (IN THOUSANDS)
Assets from risk management activities, current......  $ 1,039    $ 17,607     $ 18,646
Assets from risk management activities, noncurrent...       --       1,635        1,635
Liabilities from risk management activities,
  current............................................   (1,837)    (11,419)     (13,256)
Liabilities from risk management activities,
  noncurrent.........................................       --        (549)        (549)
                                                       -------    --------     --------
Net assets (liabilities).............................  $  (798)   $  7,274     $  6,476
                                                       =======    ========     ========

     On October 25, 2002, through the issuance of EITF 02-03, the EITF rescinded EITF 98-10, Accounting for Energy Trading and Risk Management Activities, thereby precluding mark-to-market accounting for our natural gas marketing segment inventory and energy trading contracts that are not derivatives. Beginning January 1, 2003, energy trading contracts are being accounted for pursuant to the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The cumulative effect of the change in accounting principle was reported in accordance with APB Opinion 20, Accounting Changes. The cumulative noncash charge recorded in the second quarter of fiscal 2003 was $7.8 million, net of tax benefit. As performance under these inventory, storage and transportation contracts is completed, the applicable income is recognized. Originally, $6.0 million was expected to be realized in net income in fiscal 2003, $1.2 million in fiscal 2004 and $0.6 million thereafter. However, actual results to date are less than originally estimated, due to the extreme market volatility.

     The following table shows the components of the change in fair value of our natural gas marketing energy trading contract activities for the three months ended June 30, 2003 (in thousands).

Fair value of contracts at March 31, 2003...................  $ 8,262
  Contracts realized/settled................................   (6,667)
  Fair value of new contracts...............................      630
  Other changes in value....................................    5,049
                                                              -------
Fair value of contracts at June 30, 2003....................  $ 7,274
                                                              =======

     The following table shows the components of the change in fair value of our natural gas marketing energy trading contract activities for the nine months ended June 30, 2003 (in thousands).

Fair value of contracts at September 30, 2002...............  $ 6,651
  Contracts realized/settled................................    4,910
  Fair value of new contracts...............................    5,261
  Other changes in value....................................     (749)
  Cumulative effect of accounting change....................   (8,799)
                                                              -------
Fair value of contracts at June 30, 2003....................  $ 7,274
                                                              =======

     The fair value of our natural gas marketing energy trading contracts at June 30, 2003, is segregated below, by time period and fair value source.

                                              FAIR VALUE OF CONTRACTS AT JUNE 30, 2003
                                            ---------------------------------------------
                                                   MATURITY IN YEARS
                                            --------------------------------
                                             LESS                    GREATER   TOTAL FAIR
                                            THAN 1     1-3     4-5   THAN 5      VALUE
                                            -------   ------   ---   -------   ----------
                                                           (IN THOUSANDS)
SOURCE OF FAIR VALUE
Prices actively quoted....................  $11,561   $  121   $--    $  --     $11,682
Prices provided by other external
  sources.................................   (5,150)   1,088    71       --      (3,991)
Prices based on models and other valuation
  methods.................................     (223)    (194)   --       --        (417)
                                            -------   ------   ---    -----     -------
Total Fair Value..........................  $ 6,188   $1,015   $71    $  --     $ 7,274
                                            =======   ======   ===    =====     =======

     Atmos Energy Marketing also engages in limited speculative natural gas trading for its own account primarily related to its storage activity. Physical trading involves utilizing physical assets (storage and transportation) to sell and deliver gas to customers or to take a position in the market based on anticipated price movement. In addition to the price risk of any net open position at the end of each trading day, the financial exposure that results from intra-day fluctuations of gas prices and the potential for daily price movements constitutes a risk of loss since the price of natural gas purchased or sold for future delivery at the beginning of the day may not be hedged until later in the day.

     These trading activities are subject to a risk management policy which limits the level of trading loss to a maximum of 25 percent of the budgeted annual operating income of Atmos Energy Holdings. Compliance with this risk management policy is monitored on a daily basis. In addition, Woodward Marketing's bank credit facility limits trading positions that are not closed at the end of the day (open positions) to 5.0 Bcf of natural gas. AEM's open trading positions are monitored daily but are not required to be closed if they remain within the limits set by the bank loan agreement. At June 30, 2003, AEM's net open positions in its trading operations totaled 0.3 Bcf.

     In June 2001, we purchased a three year weather insurance policy with an option to cancel the third year of coverage. The insurance was designed for our Texas and Louisiana operations to protect against weather that was at least seven percent warmer than normal for the entire heating season of October to March beginning with the 2001-2002 heating season. The cost of the three year policy was $13.2 million, which was prepaid and was amortized over the appropriate heating seasons based on degree days. Because weather was not at least seven percent warmer than normal, no income was recognized under this insurance policy during the nine months ended June 30, 2003 and 2002. Amortization expense of $5.0 million and $4.4 million was recognized during the nine months ended June 30, 2003 and 2002. Included in the amortization expense for the nine months ended June 30, 2003 was a third quarter charge of $0.6 million, net of cash received, related to the cancellation of the third year of coverage on our weather insurance policy primarily as a result of rate relief in Louisiana and prospects for weather normalization adjustments in Texas.

     Other than the changes in our risk management activities and weather insurance, there have been no significant changes in our market risks since September 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(a). Based upon that evaluation, the Chairman, President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures continue to be effective.

     Such disclosure controls and procedures are controls and procedures designed to ensure that all information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods set forth in applicable Securities and Exchange Commission forms, rules and regulations. In addition, we have reviewed our internal controls over financial reporting and have concluded that there has been no change in such internal control during the third quarter of 2003 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 3 of notes to condensed consolidated financial statements herein for a description of legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) On June 30, 2003, we issued to the Company's Master Retirement Trust for the benefit of the Company's Pension Account Plan, a total of 1,169,700 shares of our common stock, which shares were unregistered. We issued the shares under an exemption from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder. The shares are subject to a registration rights agreement between the Company and the Asset Manager for the Directed Fund in the Master Retirement Trust, a copy of which is attached hereto as Exhibit 4.1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     A list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibits Index, which immediately precedes such exhibits.

     (b) Reports on Form 8-K

     The Company filed a Form 8-K Current Report, Item 9 and Item 12, dated May 5, 2003, stating that the Company announced in a news release that members of its leadership team would speak at the American Gas Association Financial Forum in Scottsdale, Arizona on May 5, 2003. In the release, the Company also announced that the presentation would be presented live on its website and that during the presentation, the Company would confirm its previous earnings guidance for the second quarter of the 2003 fiscal year and for the entire 2003 fiscal year.

     The Company filed a Form 8-K Current Report, Item 9 and Item 12, dated May 13, 2003, stating that the Company announced in a news release concerning financial results for the fiscal 2003 second quarter and six month period ended March 31, 2003, that its officers would discuss such financial results on May 14, 2003 at 7:00 a.m. CDT. In the release, the Company also announced that the presentation would be webcast live and that slides for the broadcast would also be available on its website.

     The Company filed a Form 8-K Current Report, Item 5, Other Events, dated June 18, 2003 that the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, executed a Purchase Agreement in connection with the sale of a total of 4,000,000 shares of the Company's common stock, a copy of which was attached to the Form 8-K as Exhibit 1.1. Under Item 7, Financial Statements and Exhibits, the following were attached as exhibits: Purchase Agreement dated June 18, 2003, Opinion of Gibson, Dunn & Crutcher LLP, Dallas, Texas, Opinion of Hunton & Williams, Richmond, Virginia, Consent of Gibson, Dunn & Crutcher LLP, Dallas, Texas, Consent of Hunton & Williams, Richmond, Virginia and the news release dated June 18, 2003.

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

                                          ATMOS ENERGY CORPORATION
                                          (Registrant)

                                          By:       /s/ JOHN P. REDDY
                                            ------------------------------------
                                                       John P. Reddy
                                                   Senior Vice President
                                                and Chief Financial Officer
                                                (Duly authorized signatory)

Date: August 14, 2003

                                 EXHIBITS INDEX
                                   ITEM 6(a)

EXHIBIT                                                                        PAGE
NUMBER                                  DESCRIPTION                           NUMBER
-------                                 -----------                           ------
  4.1           Registration Rights Agreement, dated as of June 30, 2003,
                between Atmos Energy Corporation and Gary A. Morris, as
                Asset Manager
 10.1           364-Day Revolving Credit Agreement, dated as of July 29,
                2003, among Atmos Energy Corporation, Bank One, NA, Suntrust
                Bank and Bank of America, N.A. and the lenders identified
                therein.
 12             Computation of ratio of earnings to fixed charges
 15             Letter regarding unaudited interim financial information
 31             Certifications by the Company's Chief Executive Officer and
                Chief Financial Officer required by Rule 13a-14(a) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32.1           Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
                the Company's Chief Executive Officer*
 32.2           Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
                the Company's Chief Financial Officer*

---------------

* These certifications pursuant to 18 U.S.C. Section 1350 by the Company's Chief Executive Officer and Chief Financial Officer, furnished as Exhibits 32.1 and 32.2, respectively, to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.