Form 10-K
period 2003-09-30
ATMOS ENERGY CORP
filed 2003-11-21
CIK 731802

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

           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check whether the recipient is an accelerated filer (as defined
in Exchange Act Rule 12b-2.  Yes [X]     No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,191,025,336 as of October 31, 2003. On October 31, 2003 the registrant had 51,534,331 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Definitive Proxy Statement to be filed for the Annual Meeting of Shareholders on February 11, 2004 are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     The terms "we," "our," "us," "Atmos" and "Atmos Energy" refer to Atmos Energy Corporation and its subsidiaries, unless the context suggests otherwise. The abbreviations "Mcf," "MMcf" and "Bcf" mean thousand cubic feet, million cubic feet and billion cubic feet.

ITEM 1.  BUSINESS

OVERVIEW

     Atmos Energy Corporation and its subsidiaries are engaged primarily in the natural gas utility business as well as certain natural gas non-utility businesses. We distribute natural gas through sales and transportation arrangements to approximately 1.7 million residential, commercial, public authority and industrial customers through our six regulated utility divisions, which cover service areas located in the following 12 states: Colorado, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Tennessee, Texas and Virginia. In addition, we transport natural gas for others through our distribution system.

     Through our non-utility businesses, we provide natural gas management and marketing services to industrial customers, municipalities and other local gas distribution companies in 18 states. We also supplement natural gas used by our customers through natural gas storage fields that we own or hold an interest in and which are located in Kansas, Kentucky, Louisiana and Mississippi. We market natural gas to industrial and agricultural customers primarily in west Texas and to industrial customers in Louisiana. Finally, we construct electric power generating plants and associated facilities to meet peak load demands and lease or sell them to municipalities and industrial customers.

     Our operations are divided into three segments:

     - the utility segment, which includes our related natural gas distribution and sales operations,

     - the natural gas marketing segment, which includes a variety of natural gas management services and

     - the other non-utility segment, which includes our storage services and our electric power plant construction and leasing services.

     Financial information relating to our operating segments is contained in
Note 17 to the consolidated financial statements.

STRATEGY

     Our overall strategy is to:

     - accelerate growth through profitable acquisitions;

     - improve the quality and consistency of earnings growth, while operating the natural gas utility and non-utility businesses exceptionally well and

     - enhance and strengthen a culture built on our core values.

     Over the last five years, we have accelerated our growth through several acquisitions including our acquisition of the remaining 55 percent interest in Woodward Marketing, L.L.C. that we did not already own in April 2001, the assets of Louisiana Gas Service Company (LGS) in July 2001 and Mississippi Valley Gas Company (MVG) in December 2002.

     We have experienced 20 consecutive years of increasing dividends and consistent earnings growth after giving effect to our mergers. We have achieved this record of growth while operating our utility operations efficiently by managing our operating and maintenance expense; leveraging our technology, such as our 24 hour call center, to achieve more efficient operations; focusing on regulatory rate proceedings to increase revenue as our costs increased; mitigating weather-related risks through weather-normalized rates in some jurisdictions and disposing of non-growth assets. Additionally, we have strengthened our non-utility business by essentially eliminating speculative trading activities and actively pursing opportunities to increase the amount of storage available to us to help mitigate the effects of weather on our trading activities.

     Our core values include focusing on our employees and customers while conducting our business with honesty and integrity. We are strengthening our culture through continuous communication with our employees and enhanced training.

UTILITY SEGMENT

     We operate our utility segment through six regulated natural gas utility divisions. Effective October 1, 2002, we united our gas distribution utility operations under the Atmos Energy brand. The following presents our six natural gas utility divisions and their former operating names:

     - Atmos Energy Colorado-Kansas Division (formerly Greeley Gas Company),

     - Atmos Energy Kentucky Division (formerly Western Kentucky Gas Company),

     - Atmos Energy Louisiana Division (formerly Atmos Energy Louisiana Gas Company),

     - Atmos Energy Mid-States Division (formerly United Cities Gas Company),

     - Atmos Energy Texas Division (formerly Energas Company) and

     - Mississippi Valley Gas Company Division (acquired in December 2002).

     Our natural gas utility distribution business is seasonal and dependent on weather conditions in our service areas. Gas sales to residential and commercial customers are greater during the winter months than during the remainder of the year. The volumes of gas sales during the winter months will vary with the temperatures during these months. The seasonal nature of our sales to residential and commercial customers is partially offset by our sales in the spring and summer months to our agricultural customers in Texas, Colorado and Kansas who use natural gas to operate irrigation equipment.

     In addition to weather, our revenues are affected by the cost of natural gas and economic conditions in the areas that we serve. Higher gas costs, which we are generally able to pass through to our customers under purchased gas adjustment clauses, may cause customers to conserve, or, in the case of industrial customers, to use alternative energy sources.

     The effects of weather that is above or below normal are partially offset through weather normalization adjustments (WNA) in certain service areas. WNA allows us to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. As of September 30, 2003, we have WNA in the following service areas for the following periods, which cover approximately 658,000 or 39 percent of our meters in service:

Tennessee...................................................  November -- April
Georgia.....................................................  October -- May
Mississippi.................................................  November -- May
Kentucky....................................................  November -- April
Kansas(1)...................................................  October -- May
Amarillo, Texas(1)..........................................  October -- May

---------------

(1) Effective for the 2003-2004 winter heating season

     We receive gas deliveries in our utility operations through 36 pipeline transportation companies, both interstate and intrastate, to satisfy our sales market requirements. The pipeline transportation agreements are firm and many of them have "pipeline no-notice" storage service which provides for daily balancing between system requirements and nominated flowing supplies. These agreements have been negotiated with the shortest term necessary while still maintaining our right of first refusal.

     We purchase our gas supply from various producers and marketers. Supply arrangements are contracted on a firm basis with various terms at market prices. The firm supply consists of both base load and swing supply quantities. Base load quantities are those that flow at a constant level throughout the month and swing supply quantities provide the flexibility to change daily quantities to match increases or decreases in requirements related to weather conditions. Except for local production purchases, we select suppliers through a competitive bidding process by requesting proposals from suppliers that have demonstrated that they can provide reliable service. We select these suppliers based on their ability to deliver gas supply to our designated firm pipeline receipt points at the lowest cost. Our major suppliers during fiscal 2003 were Anadarko Energy Services, BP Energy Company, Cinergy Marketing and Trading, Duke Energy Trading and Marketing, ONEOK Energy Marketing, Pioneer Natural Resources, Prior Energy Corporation, Tenaska Marketing and Woodward Marketing, L.L.C., one of our natural gas marketing subsidiaries. We do not anticipate problems with obtaining additional gas supply as needed for our customers.

     We also contract for storage service in underground storage facilities on many of the interstate pipelines serving us.

     Our distribution systems have experienced aggregate peak day deliveries of approximately 2.0 Bcf per day. To maintain our deliveries to high priority customers, we have the ability and have exercised our right, to curtail deliveries to certain customers under the terms of interruptible contracts, applicable state statutes or regulations.

     The following is a brief description of our six natural gas utility divisions. Additional information for each division is presented under the caption "Operating Statistics".

     Atmos Energy Colorado-Kansas Division. Our Colorado-Kansas Division operates in Colorado, Kansas and the southwestern corner of Missouri and is regulated by each respective state's public service commission with respect to accounting, rates and charges, operating matters and the issuance of securities. We operate under terms of non-exclusive franchises granted by the various cities. In May 2003, we received approval for WNA in Kansas which will be effective October through May of each year beginning with the 2003-2004 winter heating season. Colorado Interstate Gas Company, Williams Pipeline-Central, Public Service Company of Colorado and Northwest Pipeline are the principal transporters of the Colorado-Kansas Division's gas supply requirements. Additionally, the Colorado-Kansas Division purchases substantial volumes from producers that are connected directly to its distribution system.

     Atmos Energy Kentucky Division. Our Kentucky Division operates in Kentucky and is regulated by the Kentucky Public Service Commission, which regulates utility services, rates, issuance of securities and other matters. We operate in the various incorporated cities pursuant to non-exclusive franchises granted by these cities. Sales of natural gas for use as vehicle fuel in Kentucky are unregulated. We have been operating under a performance-based rate program since July 1998, which was extended for another four years in 2002. Under the performance-based program, we and our customers jointly share in any actual gas cost savings achieved when compared to pre-determined benchmarks. Our rates are also subject to WNA. The Kentucky Division's gas supply is delivered primarily by Williams Pipeline-Texas Gas, Tennessee Gas, Trunkline, Midwestern Pipeline and ANR.

     Atmos Energy Louisiana Division. Our Louisiana Division operates in Louisiana and includes the operations of the assets of Louisiana Gas Service Company acquired in July 2001 and our previously existing Trans La Division. Our Louisiana Division is regulated by the Louisiana Public Service Commission, which regulates utility services, rates and other matters. We operate most of our service areas pursuant to a non-exclusive franchise granted by the governing authority of each area. Direct sales of natural gas to industrial customers in Louisiana, who use gas for fuel or in manufacturing processes, and sales of natural gas for vehicle fuel are exempt from regulation. Louisiana Intrastate Gas Company, Acadian Pipeline, Gulf South and Williams Pipeline-Texas Gas pipelines provide most of the Louisiana Division's natural gas requirements.

     Atmos Energy Mid-States Division. Our Mid-States Division operates in Georgia, Illinois, Iowa, Missouri, Tennessee and Virginia. In each of these states, our rates, services and operations as a natural gas distribution company are subject to general regulation by each state's public service commission. We operate in each community, where necessary, under a franchise granted by the municipality for a fixed term of years. In Tennessee and Georgia, we have WNA and a performance-based rate program, which provides incentives for us to find ways to lower costs and share the cost savings with our customers. Our Mid-States Division is served by 13 interstate pipelines; however, the majority of the volumes are transported through East Tennessee Pipeline, Southern Natural Gas, Tennessee Gas Pipeline and Columbia Gulf.

     Atmos Energy Texas Division. Our Texas Division operates in Texas in three primary service areas: the Amarillo service area, the Lubbock service area and the West Texas service area. The governing body of each municipality we serve has original jurisdiction over all utility rates, operations and services within its city limits, except with respect to sales of natural gas for vehicle fuel and agricultural use. We operate pursuant to non-exclusive franchises granted by the municipalities we serve, which are subject to renewal from time to time. The Railroad Commission of Texas has exclusive appellate jurisdiction over all rate and regulatory orders and ordinances of the municipalities and exclusive original jurisdiction over rates and services to customers not located within the limits of a municipality. In August 2003, the Texas Division received approval from the City of Amarillo, Texas, for WNA for its Amarillo service area, which will be effective October through May of each year, beginning with the 2003-2004 winter heating season. Our Texas Division receives transportation service from ONEOK Pipeline. In addition, the Texas Division purchases a significant portion of its natural gas supply from Pioneer Natural Resources which is connected directly to our Amarillo, Texas distribution system.

     Mississippi Valley Gas Company Division. Our Mississippi Valley Gas Company Division, acquired in December 2002, operates in Mississippi and is regulated by the Mississippi Public Service Commission with respect to rates, services and operations. We operate under non-exclusive franchises granted by the municipalities we serve. Since the acquisition, we have been operating under a rate structure that allows us over a five year period to recover a portion of our integration costs associated with the acquisition, and operations and maintenance costs in excess of an agreed-upon benchmark. In addition, we are required to file for rate adjustments based on our expenses every six months. We also have WNA in Mississippi. This division's gas supply is delivered by Gulf South Pipeline Company, Tennessee Gas Pipeline Company, Southern Natural Gas Company, Texas Eastern Transmission, Texas Gas Transmission LLC, Trunkline Gas Co. LLC and Enbridge Marketing LP.

NATURAL GAS MARKETING SEGMENT

     Our natural gas marketing and other non-utility segments, which are organized under Atmos Energy Holdings, Inc., have operations in 18 states. Through September 30, 2003, Atmos Energy Marketing, LLC, together with its wholly-owned subsidiaries Woodward Marketing, L.L.C. and Trans Louisiana Industrial Gas Company, Inc., comprised our natural gas marketing segment. Effective October 1, 2003, our natural gas marketing segment was reorganized. The operations of Atmos Energy Marketing, L.L.C and Trans Louisiana Industrial Gas Company, Inc were merged into Woodward Marketing, L.L.C., which was renamed Atmos Energy Marketing, LLC (AEM).

     We acquired a 45 percent interest in Woodward Marketing, L.L.C. in July 1997 as a result of the merger of Atmos and United Cities Gas Company, which had acquired that interest in May 1995. In April 2001, we acquired the remaining 55 percent interest that we did not own for 1,423,193 restricted shares of our common stock.

     AEM provides a variety of natural gas management services to municipalities, natural gas utility systems and industrial natural gas consumers primarily in the southeastern and midwestern states and to our Colorado-Kansas, Kentucky, Louisiana and Mid-States divisions. These services primarily consist of furnishing natural gas supplies at fixed and market-based prices, contract negotiation and administration, load forecasting, gas storage acquisition and management services, transportation services, peaking sales and balancing services, capacity utilization strategies and gas price management through the use of derivative products. In providing these services, AEM generates income from its utility, municipal and industrial customers through negotiated prices based on the volume of gas supplied to the customer. AEM also generates income by taking advantage of the difference between near-term gas prices and prices for future delivery as well as the daily movement of gas prices by utilizing storage and transportation capacity that it controls. Finally, AEM supplies our regulated operations with a portion of our natural gas requirements on a competitive bid basis.

     AEM's management of natural gas requirements involves the sale of natural gas and the management of storage and transportation supplies under contracts with customers generally having one to two year terms. At September 30, 2003, AEM had a total of 750 industrial customers and 206 municipal customers. AEM also sells natural gas to some of its industrial customers on a delivered burner tip basis under contract terms from 30 days to two years.

OTHER NON-UTILITY SEGMENT

     Our other non-utility segment consists primarily of the operations of Atmos Pipeline and Storage, L.L.C. and Atmos Power Systems, Inc., which are wholly-owned subsidiaries of Atmos Energy Holdings, Inc. Through Atmos Pipeline and Storage, LLC, we own or have an interest in underground storage fields in Kansas, Kentucky and Louisiana. We use these storage facilities to help meet customer requirements during peak demand periods and to reduce the need to contract for additional pipeline capacity to meet customer demand during peak periods. We normally inject gas into pipeline storage systems and company owned storage facilities during the summer months and withdraw it in the winter months.

     Through Atmos Power Systems, Inc. we construct and operate electric peaking power generating plants and associated facilities and may enter into agreements to either lease or sell these plants.

     United Cities Propane Gas, Inc., a wholly-owned subsidiary of Atmos Energy Holdings, Inc., owns an approximate 19 percent membership interest in U.S. Propane L.P. (USP), a joint venture formed in February 2000 with other utility companies. As of September 30, 2003, USP owned all of the general partnership interest and approximately 26 percent of the limited partnership interest in Heritage Propane Partners, L.P. a publicly traded marketer of propane through a nationwide retail distribution network. Through our ownership in USP, we own an approximate five percent indirect interest in Heritage Propane Partners, L.P. On November 7, 2003, we announced that we and our utility partners had entered into an agreement to sell our interest in USP, including the general partnership and limited partnerships in Heritage Propane Partners, L.P., for $130.0 million. We expect to receive approximately $24.7 million and to record a $4.4 million pretax book gain upon closing of the transaction which is conditioned upon regulatory and other approvals.

OPERATING STATISTICS

     The following tables present certain operating statistics for our utility, natural gas marketing and other non-utility segments for each of the five fiscal years from 1999 through 2003. Certain prior year amounts have been reclassified to conform to the current year presentation.

  UTILITY SALES AND STATISTICAL DATA

                                                               YEAR ENDED SEPTEMBER 30
                                            --------------------------------------------------------------
                                             2003(1)        2002       2001(1)        2000         1999
                                            ----------   ----------   ----------   ----------   ----------
METERS IN SERVICE, END OF YEAR
  Residential.............................   1,498,586    1,247,247    1,243,625      970,873      919,012
  Commercial..............................     151,008      122,156      122,274      104,019       98,268
  Industrial..............................       3,799        2,118        1,838        1,878        1,552
  Agricultural............................       9,514       10,576       11,182       12,381       12,777
  Public authority and other..............       9,891        7,244        7,404        7,448        6,386
                                            ----------   ----------   ----------   ----------   ----------
    Total meters..........................   1,672,798    1,389,341    1,386,323    1,096,599    1,037,995
                                            ==========   ==========   ==========   ==========   ==========
HEATING DEGREE DAYS(2)
  Actual (weighted average)...............       3,473        3,368        4,124        2,096        3,374
  Percent of normal.......................         101%          94%         115%          82%          85%
UTILITY SALES VOLUMES -- MMCF(3)
Gas Sales Volumes
  Residential.............................      97,953       77,386       79,000       63,285       67,128
  Commercial..............................      45,611       35,796       36,922       30,707       31,457
  Industrial..............................      23,738       14,499       19,243       18,546       19,934
  Agricultural............................       7,884       10,988        7,070        1,412          967
  Public authority and other..............       9,326        5,875        6,892        5,520        5,793
                                            ----------   ----------   ----------   ----------   ----------
    Total gas sales volumes...............     184,512      144,544      149,127      119,470      125,279
Utility transportation volumes............      70,159       69,589       69,492       77,767       69,899
                                            ----------   ----------   ----------   ----------   ----------
Total utility throughput..................     254,671      214,133      218,619      197,237      195,178
                                            ==========   ==========   ==========   ==========   ==========
UTILITY OPERATING REVENUES (000'S)(3)
Gas sales revenues
  Residential.............................  $  873,375   $  535,981   $  788,902   $  405,552   $  349,691
  Commercial..............................     367,961      221,728      342,945      176,712      144,836
  Industrial..............................     151,969       70,164      120,770       90,966       70,322
  Agricultural............................      48,625       37,951       28,753        6,178        2,872
  Public authority and other..............      65,921       31,731       58,539       27,198       22,330
                                            ----------   ----------   ----------   ----------   ----------
    Total utility gas sales revenues......   1,507,851      897,555    1,339,909      706,606      590,051
Transportation revenues...................      30,461       28,786       28,750       28,726       26,933
Other gas revenues........................      15,770       11,185       11,489        4,619        4,227
                                            ----------   ----------   ----------   ----------   ----------
    Total utility operating revenues......  $1,554,082   $  937,526   $1,380,148   $  739,951   $  621,211
                                            ==========   ==========   ==========   ==========   ==========

Utility average sales price per Mcf.......  $     8.17   $     6.21   $     8.99   $     5.91   $     4.71
Utility average transportation revenue per
  Mcf.....................................  $     0.43   $     0.41   $     0.41   $     0.37   $     0.39
Utility average cost of gas per Mcf
  sold....................................  $     5.76   $     3.87   $     6.82   $     3.67   $     2.74

Employees(5)..............................       2,313        1,766        1,819        1,488        1,471

                     See footnotes following these tables.

  UTILITY SALES AND STATISTICAL DATA BY DIVISION (4)

                                                                YEAR ENDED SEPTEMBER 30, 2003
                                    --------------------------------------------------------------------------------------
                                    COLORADO-
                                     KANSAS     KENTUCKY   LOUISIANA   MID-STATES    TEXAS     MISSISSIPPI   TOTAL UTILITY
                                    ---------   --------   ---------   ----------   --------   -----------   -------------
METERS IN SERVICE
  Residential.....................   199,853     159,024    346,866      274,025     271,198     247,620       1,498,586
  Commercial......................    18,759      18,077     22,843       35,889      26,228      29,212         151,008
  Industrial......................        36         406         --          729         933       1,695           3,799
  Agricultural....................       413          --         --           --       9,101          --           9,514
  Public authority and other......     1,584       1,661        930          750       2,208       2,758           9,891
                                    --------    --------   --------     --------    --------    --------      ----------
    Total.........................   220,645     179,168    370,639      311,393     309,668     281,285       1,672,798
                                    ========    ========   ========     ========    ========    ========      ==========
HEATING DEGREE DAYS(2)
  Actual..........................     5,704       4,364      1,735        3,843       3,487       2,243           3,473
  Percent of normal...............      101%        101%       106%         101%         97%        101%            101%
SALES VOLUMES -- MMCF(3)
Gas Sales Volumes
  Residential.....................    17,419      12,700     16,066       18,780      20,091      12,897          97,953
  Commercial......................     6,506       5,442      6,841       13,106       7,448       6,268          45,611
  Industrial......................       313       2,613         --        8,332       4,149       8,331          23,738
  Agricultural....................       858          --         --           --       7,026          --           7,884
  Public authority and other......     1,233       1,559        867          277       2,342       3,048           9,326
                                    --------    --------   --------     --------    --------    --------      ----------
    Total.........................    26,329      22,314     23,774       40,495      41,056      30,544         184,512
Transportation Volumes............     9,615      24,848      7,960       20,011       5,671       2,054          70,159
                                    --------    --------   --------     --------    --------    --------      ----------
Total Throughput..................    35,944      47,162     31,734       60,506      46,727      32,598         254,671
                                    ========    ========   ========     ========    ========    ========      ==========
OPERATING REVENUES (000'S)(3).....  $206,653    $177,613   $261,896     $374,725    $274,520    $258,675      $1,554,082
OTHER STATISTICS, AT YEAR END
  Miles of pipe...................     6,341       3,840      7,952        7,790      13,261       6,083          45,267
  Employees(5)....................       275         237        450          453         341         557           2,313

                     See footnotes following these tables.

                                                                 YEAR ENDED SEPTEMBER 30, 2002
                                             ----------------------------------------------------------------------
                                             COLORADO-                            MID-
                                              KANSAS     KENTUCKY   LOUISIANA    STATES     TEXAS     TOTAL UTILITY
                                             ---------   --------   ---------   --------   --------   -------------
METERS IN SERVICE
  Residential..............................   196,320     158,296    346,369     273,166    273,096     1,247,247
  Commercial...............................    18,602      18,017     22,709      35,925     26,903       122,156
  Industrial...............................        41         409         --         729        939         2,118
  Agricultural.............................       423          --         --          --     10,153        10,576
  Public authority and other...............     1,594       1,657        934         810      2,249         7,244
                                             --------    --------   --------    --------   --------    ----------
    Total..................................   216,980     178,379    370,012     310,630    313,340     1,389,341
                                             ========    ========   ========    ========   ========    ==========
HEATING DEGREE DAYS(2)
  Actual...................................     5,373       4,346      1,543       3,644      3,259         3,368
  Percent of normal........................       95%        100%        90%         94%        92%           94%
SALES VOLUMES -- MMCF(3)
Gas Sales Volumes
  Residential..............................    15,660      10,802     15,117      16,245     19,562        77,386
  Commercial...............................     5,948       4,611      6,442      11,599      7,196        35,796
  Industrial...............................       365       1,931         --       8,658      3,545        14,499
  Agricultural.............................     1,474          --         --          --      9,514        10,988
  Public authority and other...............     1,190       1,314        847         287      2,237         5,875
                                             --------    --------   --------    --------   --------    ----------
    Total..................................    24,637      18,658     22,406      36,789     42,054       144,544
Transportation Volumes.....................     8,917      25,063      8,029      20,355      7,225        69,589
                                             --------    --------   --------    --------   --------    ----------
Total Throughput...........................    33,554      43,721     30,435      57,144     49,279       214,133
                                             ========    ========   ========    ========   ========    ==========

OPERATING REVENUES (000'S)(3)..............  $154,718    $138,772   $188,092    $257,305   $198,639    $  937,526
OTHER STATISTICS, AT YEAR END
  Miles of pipe............................     6,454       3,794      7,951       7,637     13,321        39,157
  Employees(5).............................       271         245        457         461        332         1,766

                     See footnotes following these tables.

  NATURAL GAS MARKETING AND OTHER NON-UTILITY OPERATIONS SALES AND STATISTICAL DATA

                                                        YEAR ENDED SEPTEMBER 30
                                        -------------------------------------------------------
                                           2003         2002        2001       2000      1999
                                        ----------   ----------   --------   --------   -------
CUSTOMERS, END OF YEAR
  Industrial(7).......................         750          641        531         --        --
  Municipal(7)........................         206          101         68         --        --
  Propane(6)..........................          --           --         --         --    39,539
                                        ----------   ----------   --------   --------   -------
     Total............................         956          742        599         --    39,539
                                        ==========   ==========   ========   ========   =======
NATURAL GAS MARKETING SALES
VOLUMES -- MMCF(3)(7).................     294,785      273,692     98,869         --        --
PROPANE -- GALLONS (000'S)(6).........          --           --         --     19,329    22,291
OPERATING REVENUES (000'S)(3)
  Natural gas marketing...............  $1,668,493   $1,031,874   $447,096   $    929   $    --
  Other non-utility...................      21,630       24,705     59,436     95,376    53,416
  Propane revenues(6).................          --           --         --     22,550    22,944
                                        ----------   ----------   --------   --------   -------
     Total operating revenues.........  $1,690,123   $1,056,579   $506,532   $118,855   $76,360
                                        ==========   ==========   ========   ========   =======
Equity in earnings of Woodward
  Marketing L.L.C.(7).................          --           --   $  8,062   $  7,307   $ 7,156
                                        ==========   ==========   ========   ========   =======
Employees, at year end................          88           83         62         28       164

---------------

Notes to preceding tables:

(1) The operational and statistical information includes the operations of LGS since the July 1, 2001 acquisition date and the operations of MVG since the December 3, 2002 acquisition date.

(2) A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to compare relative temperatures between one geographic area and another. Normal degree days are based on 30-year average National Weather Service data for selected locations. Degree day information for 2003, 2002 and 2001 is adjusted for service areas included in the Mid-States Division and the Kentucky Division which have weather normalized operations. Degree day information for 2003 is also adjusted for service areas included in the Mississippi Valley Gas Company Division which has weather normalized operations as well. Degree day information for 2000 and 1999 has not been adjusted for service areas with weather normalized operations as that information was not available.

(3) Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

(4) These tables present data for our six natural gas utility divisions. Their operations include the regulated local distribution companies located in their respective service areas. The operations of LGS are included in our Louisiana Division since the July 1, 2001 acquisition date, and the operations of MVG are included in our Mississippi Valley Gas Company Division since the December 3, 2002 acquisition date.

(5) The number of utility employees excludes 504, 489, 480, 369 and 427 Atmos shared services employees and 88, 83, 62, 28 and 164 other segment employees in 2003, 2002, 2001, 2000 and 1999.

(6) Prior to August 2000, propane revenues and expenses were fully consolidated. Subsequent to August 2000, the results of our propane operations are shown on the equity basis.

(7) Through March 31, 2001 substantially all of our natural gas marketing revenues and expenses are shown on the equity basis. Beginning April 1, 2001 natural gas marketing revenues and expenses are fully consolidated.

REGULATION

     Each of our utility divisions is regulated by various state or local public utility authorities. We are also subject to regulation by the United States Department of Transportation with respect to safety requirements in the operation and maintenance of our gas distribution facilities. Our distribution operations are also subject to various state and federal laws regulating environmental matters. From time to time we receive inquiries regarding various environmental matters. We believe that our properties and operations substantially comply with and are operated in substantial conformity with applicable safety and environmental statutes and regulations. There are no administrative or judicial proceedings arising under environmental quality statutes pending or known to be contemplated by governmental agencies which would have a material adverse effect on us or our operations. All of our environmental claims have arisen out of manufactured gas plant sites in Tennessee, Iowa and Missouri and mercury contamination sites in Kansas. These claims are more fully described in Note 13 to the consolidated financial statements.

RATEMAKING ACTIVITY

  OVERVIEW

     The method of determining regulated rates varies among the states in which our natural gas utility divisions operate. The regulators have the responsibility of ensuring that utilities under their jurisdiction operate in the best interests of customers while providing utility companies the opportunity to earn a reasonable return on investment. In a general rate case, the applicable regulatory authority, which is typically the state public utility commission, establishes rates which allow a utility company an opportunity to collect revenue from customers to recover the cost of providing utility service.

     Rates established by regulatory authorities are adjusted for increases and decreases in our purchased gas cost through purchased gas adjustment mechanisms. Purchased gas adjustment mechanisms provide gas utility companies a method of recovering purchased gas costs on an ongoing basis without filing a rate case to address all of the utility's non-gas costs. These mechanisms are commonly utilized when regulatory authorities recognize a particular type of expense, such as purchased gas costs, that (i) is subject to significant price fluctuations compared to the utility's other costs, (ii) represents a large component of the utility's cost of service and (iii) is generally outside the control of the gas utility. There is no margin generated through purchased gas adjustments, but they do provide a dollar-for-dollar offset to increases or decreases in utility gas costs. Although substantially all of our utility sales to our customers fluctuate with the cost of gas that we purchase, utility gross profit (which is defined as operating revenues less purchased gas cost) is generally not affected by fluctuations in the cost of gas due to the purchased gas adjustment mechanism. Additionally, certain jurisdictions have introduced performance-based ratemaking adjustments to provide incentives to natural gas utilities to minimize purchased gas costs through improved storage management and use of financial hedges to lock in gas costs. Under the performance-based ratemaking adjustment, purchased gas costs savings are shared between the utility and the customer.

     The following table summarizes certain information regarding our ratemaking jurisdictions:

                                                            RATE BASE             ALLOWED
DIVISION                                  JURISDICTION    (THOUSANDS)(1)    RETURN ON EQUITY(1)
--------                                  ------------    --------------    -------------------
Colorado-Kansas.........................  Colorado                 (2)        11.25% - 12.50%
                                          Kansas                   (2)                     (2)
Kentucky................................  Kentucky                 (2)                     (2)
Louisiana...............................  Louisiana          $246,617         10.50% - 11.50%
Mid-States..............................  Georgia              38,451                  11.50%
                                          Illinois             24,564                  11.56%
                                          Iowa                  5,000                  11.00%
                                          Missouri                 (2)                 12.15%
                                          Tennessee                (2)                     (2)
                                          Virginia             25,000                  11.00%
Texas...................................  Amarillo             36,844                  12.00%
                                          West Texas               (2)                     (2)
Mississippi Valley Gas Company..........  Mississippi         175,206                  10.20%

---------------

(1) The rate base and authorized rate of return presented in this table are the rate base and rate of return from the last base rate case for each jurisdiction. These rate bases and rates of return are not indicative of current or future rate bases or rates of return.

(2) A rate base or rate of return were not included in the respective state commission's final decision.

  RECENT RATEMAKING ACTIVITY

     Approximately 97 percent, 96 percent and 97 percent of our utility revenues in the fiscal years ended September 30, 2003, 2002 and 2001 were derived from sales at rates set by or subject to approval by local or state authorities. Net annual rate increases totaling $18.6 million and $6.4 million became effective in fiscal 2003 and fiscal 2001. There were no rate increases which became effective in fiscal 2002.

     The following table and discussion summarizes the major rate requests that we have made and other ratemaking developments during the most recent five fiscal years and the action taken on such requests.

                                                                               AMOUNT
                                                 EFFECTIVE      AMOUNT        RECEIVED
JURISDICTION                                       DATE        REQUESTED     (REDUCED)
------------                                     ---------     ---------     ----------
                                                                    (IN THOUSANDS)
Kansas........................................        (a)       $ 7,400             (a)
Colorado......................................   05/04/01         4,200      $    2,750
Kentucky......................................   12/21/99        14,127           9,900
Louisiana:
  Trans La System.............................   11/01/02         --(b)          364(c)
  LGS System..................................   11/01/02         --(b)       11,890(d)
Tennessee.....................................    04/1/99         --(b)             (e)
Georgia.......................................    05/1/99         --(b)             (e)
Iowa..........................................   03/05/01         --(b)           (326)
Illinois......................................   10/23/00         3,100           1,367
Virginia......................................   04/01/01         2,100           (534)
Texas:
  West Texas System...........................   12/01/00         9,827           3,011
  Amarillo System.............................    1/01/00         4,354           2,200
  Amarillo System.............................   09/01/03         5,118           2,825
  West Texas System...........................        (f)         7,700             (f)
  Lubbock System..............................        (g)         3,000             (g)
Mississippi...................................        (h)           (b)             (h)

---------------

(a) The Kansas Corporation Commission is scheduled to conduct a public hearing on this case in December 2003.

(b) No requested amounts are presented because either (1) we file periodic requests for rate adjustments based upon our actual expenses in accordance with the respective state commission's rules or (2) the commission's ruling was not the result of a rate filing initiated by us. See further information in the following discussion.

(c) In 2002, we submitted our 2001 rate stabilization filing and received tariff revisions which resulted in an increase in annual revenues of $0.5 million during the first 24-month period. Subsequent to the first 24-month period, adjusted rates will provide an increase in annual revenues of $0.4 million.

(d) In 2002, we submitted our 2001 rate stabilization filing and received tariff revisions which resulted in an increase in annual revenues of $15.3 million during the first 24-month period. Subsequent to the first 24-month period, adjusted rates will provide an increase in annual revenues of $11.9 million.

(e) Effective April 1, 1999, the Tennessee Regulatory Authority approved a performance-based ratemaking mechanism related to gas procurement and gas transportation activities. Effective May 1, 2002, the Georgia Public Service Commission renewed our performance-based ratemaking program. The impacts of these rulings are described in greater detail below.

(f) This case was filed in September 2003 and is pending review by the affected cities.

(g) This case was filed in October 2003 and is pending review by the City of Lubbock.

(h) In October 2003, the Mississippi Public Service Commission issued a final ruling which denied our May 2003 request for a rate adjustment. We are currently considering our response to the Commission's ruling.

     Atmos Energy Colorado-Kansas Division. In May 2003, the Colorado-Kansas Division filed a rate case with the Kansas Corporation Commission for approximately $7.4 million in additional annual revenues. The Kansas Corporation Commission is scheduled to conduct a public hearing on the case in December 2003. Additionally, in May 2003, we received approval for WNA in Kansas which will be effective October through May of each year beginning with the 2003-2004 winter heating season.

     In November 2000, the Colorado-Kansas Division filed a rate case with the Colorado Public Utilities Commission for approximately $4.2 million in additional annual revenues. In May 2001, we received an increase in annual revenues of approximately $2.8 million from the Colorado Public Utilities Commission. The new rates went into effect on May 4, 2001.

     Atmos Energy Kentucky Division. On March 25, 2002, the Kentucky Commission issued an Order approving a four year extension, effective April 1, 2002, of the Performance-based Ratemaking mechanism related to gas procurement and gas transportation activities filed by the Kentucky Division. The Performance-based Ratemaking mechanism is incorporated into the Kentucky Division's gas cost adjustment clause and provides for the sharing of purchased gas cost savings between our customers and us. We recognized other income of $1.3 million, $1.1 million and $0.2 million under the Kentucky Performance-based-ratemaking mechanism in fiscal years 2003, 2002 and 2001.

     In May 1999, the Kentucky Division requested from the Kentucky Public Service Commission a $14.1 million increase in revenues, a weather normalization adjustment and changes in rate design to shift a portion of revenues from commodity charges to fixed rates. In December 1999, the Kentucky Commission granted an increase in annual revenues of approximately $9.9 million. The new rates were effective for services rendered on or after December 21, 1999. In addition, the Kentucky Commission approved a five-year pilot program for weather normalization beginning in November 2000.

     Atmos Energy Louisiana Division. In October 2002, Atmos received written notification from the Executive Secretary of the Louisiana Public Service Commission that he was asserting that a monthly facilities fee of approximately $0.6 million charged since July 2001 to Atmos by Trans Louisiana Gas Pipeline, Inc., a wholly-owned subsidiary of Atmos, pursuant to a contract between the parties, was excessive. The Executive Secretary asserted that all monthly facilities fees in excess of approximately $0.1 million from July 2001 should be refunded to ratepayers with interest. In September 2003, an agreement was reached with the commission staff to allow Atmos to charge a facilities fee of approximately $0.5 million per month (subject to future escalation) beginning November 1, 2003 for a period of 14 years. No retroactive adjustments will be required under this agreement. On October 8, 2003, the commission unanimously voted in open session to approve the agreement.

     In January and February 2002, our Louisiana Division submitted its 2001 Rate Stabilization filings to the Louisiana Public Service Commission for the two gas systems we operate in Louisiana. The Louisiana Public Service Commission audited the filings and found our earnings to be deficient and that rate adjustments were appropriate. Approved tariff revisions, which became effective November 1, 2002, will result in $15.3 million in additional revenues per year for our LGS System and $0.5 million for our Trans La System during the first 24-month period. Subsequent to the first 24-month period, adjusted rates will provide total annual revenue increases of $11.9 million for our LGS System and $0.4 million for our Trans La System. As a result of the actions taken by the Louisiana Public Service Commission, we have decreased the overall weather impact to our revenues in Louisiana.

     In 2001, in connection with its review of our acquisition of Louisiana Gas Service, the Louisiana Public Service Commission approved a rate structure that requires us to share with the customers of Louisiana Gas Service cost savings that resulted from the acquisition. The shared cost savings will be the difference between operation and maintenance expense in any future year and the 1998 normalized expense for Louisiana Gas Service, indexed for inflation, annual changes in labor costs and customer growth. Beginning January 1, 2002, customers have been assured they will receive annual savings, which will be indexed for inflation, annual changes in labor costs and customer growth. The sharing mechanism will remain in place for 20 years subject to established modification procedures.

     In June 1999, our Trans La operations were involved in a rate investigation before the Louisiana Public Service Commission, including the redesign of rates to mitigate the effects of warm winter weather. A decision was rendered by the Louisiana Commission in October 1999 that increased service charges associated with customer service calls and increased the monthly customer charges from $6 to $9, both effective November 1, 1999. While these changes are revenue neutral, they have mitigated the impact of warmer than normal winter weather on earnings. The decision also included a three-year rate stabilization clause which will allow the Trans La operations of our Louisiana Division's rates to be adjusted annually to allow us to earn a return on equity within certain ranges that will be monitored on an annual basis.

     Atmos Energy Mid-States Division. Effective April 1, 1999, the Tennessee Regulatory Authority approved the Mid-States Division's request to continue its Performance-based Ratemaking mechanism related to gas procurement and gas transportation activities. The Tennessee Regulatory Authority revised the mechanism from the original two-year experimental period, by increasing the cap for incentive gains and/or losses to $1.25 million per year. Under this agreement, the mechanism has no expiration date and can be amended or cancelled by either the Mid-States Division or the Tennessee Regulatory Authority according to the provisions of the agreement. Similar to Tennessee, the Georgia Public Service Commission renewed our Performance-based Ratemaking program for an additional three years effective May 1, 2002. The gas purchase and capacity release mechanisms of the Performance-based Ratemaking mechanism are designed to provide us incentives to find innovative methods to lower gas costs to our customers. We recognized other income of $0.5 million, $0.4 million and $1.0 million in fiscal years 2003, 2002 and 2001 attributable to the Georgia and Tennessee Performance-based Ratemaking mechanisms.

     In March 2001, the Mid-States Division and the Iowa Consumer Advocate Division of the Department of Justice reached an agreement for an annual rate reduction of $0.3 million relating to our Iowa operations. The rate reduction was effective in March 2001. Also in 2001, the Mid-States Division filed requests for accounting orders related to uncollectible delinquencies in three states. As a result, we were able to defer $1.5 million as a regulatory asset.

     In February 2000, the Mid-States Division filed a rate case in Illinois with the Illinois Commerce Commission requesting an increase in annual revenues of approximately $3.1 million. After review by the Illinois Commerce Commission, we received an increase in annual revenues of approximately $1.4 million. The new rates went into effect on October 23, 2000 and are collected primarily through an increase in monthly customer charges.

     In March 2000, the Mid-States Division filed a rate case in Virginia with the State Corporation Commission of the Commonwealth of Virginia requesting an increase in annual revenues of approximately $2.3 million. The State Corporation Commission of Virginia reviewed the filing to determine if it met the appropriate rules and regulations. In July 2000, we re-filed the case requesting an increase in revenues of approximately $2.1 million. The Commission accepted the revised filing. In April 2001, the Mid-States Division agreed to an annual rate reduction of $0.5 million effective beginning with the April 2001 billing cycle.

     Atmos Energy Texas Division. In June 2003, the Texas Division filed a rate case in Amarillo, Texas, requesting a $5.1 million increase in annual revenues. In August 2003, the City of Amarillo, Texas approved an annual increase of approximately $2.8 million, which was effective for bills rendered on or after September 1, 2003. The increase was primarily comprised of an increase in monthly customer charges. The agreement with Amarillo also provided for changes in the rate structure to recover the cost of uncollectible accounts, adjustments to base rates to compensate for declining gas use per customer and provided WNA, which will be effective October through May, beginning in fiscal 2004.

     In September 2003, the Texas Division filed a rate case in its West Texas System to request a $7.7 million increase in annual revenues and WNA for our residential, commercial and public-authority customers. The filing is pending review by the affected cities. In October 2003, the Texas Division filed a rate case in Lubbock to request a $3.0 million increase in annual revenues and WNA for our residential, commercial and public-authority customers. The filing is pending review by the City of Lubbock.

     In August 1999, the Texas Division filed rate cases in its West Texas System cities and Amarillo, Texas, requesting rate increases of approximately $9.8 million and $4.4 million. The Texas Division received an increase in annual revenues of approximately $2.1 million in base rates plus an increase of $0.1 million in service charges in Amarillo, Texas, effective for bills rendered on or after January 1, 2000. The agreement with Amarillo also provided for changes in the rate structure to reduce the impact of warmer than normal weather and to improve the recovery of the actual cost of service calls. The Texas Division's request for its West Texas System cities was initially denied, and in March 2000 this decision was appealed to the Railroad Commission of Texas (Railroad Commission). Subsequently, 59 cities ratified a non-binding Settlement Agreement which capped the rate increase at $3.0 million and entitled the ratifying cities to accept a rate increase below $3.0 million in the event the Railroad Commission adopted a lesser increase for the non-ratifying cities. The remaining eight cities declined to participate in the settlement and a hearing with the Railroad Commission was held in August 2000. In December 2000, the Railroad Commission approved a settlement which increased annual revenues by approximately $3.0 million that covered all 67 cities served by the West Texas System effective December 1, 2000. In addition, the Railroad Commission approved a new rate design providing more protection from warmer than normal weather for our West Texas System.

     Mississippi Valley Gas Company Division. The Mississippi Public Service Commission requires that we file for rate adjustments based on our expenses every six months. Typically, rate adjustments are filed in May and November of each year and the rate becomes effective in June and December. In October 2003, the Mississippi Public Commission issued a final order which denied our May 2003 request for a rate adjustment. We are currently considering our response to the Commission's ruling. Additionally, we filed our second semi-annual filing on November 5, 2003.

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

EMPLOYEES

     At September 30, 2003, we had 2,905 employees, consisting of 2,817 employees in our utility segment and 88 employees in our other segments. See "Operating Statistics -- Utility Sales and Statistical Data by Division" for the number of employees by division.

OTHER INFORMATION

     We post our SEC filings on our website at www.atmosenergy.com.

CORPORATE GOVERNANCE

     In accordance with relevant provisions of the Sarbanes-Oxley Act of 2002, related releases of the Securities and Exchange Commission as well as corporate governance listing standards of the New York Stock Exchange, the Board of Directors of the Company has recently adopted the Company's Corporate Governance Guidelines and revised the Company's Code of Conduct, which is now applicable to all directors, officers and employees of the Company. In addition, the Board of Directors has revised the charters for each of its Audit, Human Resources and Nominating and Corporate Governance Committees. All of the foregoing documents are posted on the Corporate Governance page of the Company's website.

ITEM 2.  PROPERTIES

DISTRIBUTION, TRANSMISSION AND RELATED ASSETS

     Our utility segment owns an aggregate of 45,267 miles of underground distribution and transmission mains throughout our gas distribution systems. These mains are located on easements or rights-of-way which generally provide for perpetual use. We maintain our mains through a program of continuous inspection and repair and believe that our system of mains is in good condition.

     Our utility segment also holds franchises granted by the incorporated cities and towns that we serve. At September 30, 2003, we held 651 franchises having terms generally ranging from five to 25 years. We believe that each of our franchises will be renewed.

STORAGE ASSETS

     Our utility and other non-utility segments own underground gas storage facilities in several states to supplement the supply of natural gas in periods of peak demand. The following table summarizes key information regarding our underground gas storage facilities:

                                                                                                            MAXIMUM DAILY
                                                        USABLE CAPACITY   CUSHION GAS   TOTAL CAPACITY   DELIVERY CAPABILITY
FACILITY                        LOCATION                     (MCF)         (MCF)(1)         (MCF)               (MCF)
--------                        --------                ---------------   -----------   --------------   -------------------
Utility Segment
St. Charles...................  Hopkins County, Ky         3,560,600       3,470,000       7,030,600            44,600
Goodwin.......................  Monroe County, Ms          1,550,000         300,000       1,850,000            20,000
Amory.........................  Monroe County, Ms          1,460,000       1,000,000       2,460,000            25,000
Bon Harbor....................  Daviess County, Ky           778,600       1,300,000       2,078,600            24,000
Hickory.......................  Daviess County, Ky           451,600         850,000       1,301,600            24,000
Columbus LNG Plant............  Muscogee County, Ga          450,000          50,000         500,000            30,000
Grandview.....................  Daviess County, Ky           305,400         350,000         655,400             4,500
Kirkwood......................  Hopkins County, Ky           221,900         400,000         621,900            12,000
                                                          ----------      ----------      ----------           -------
  Total Utility Segment.......                             8,778,100       7,720,000      16,498,100           184,100
Other Non-Utility Segment
Liberty North.................  Montgomery County, Ks      2,800,000       2,000,000       4,800,000            40,000
East Diamond..................  Hopkins County, Ky         2,160,000       1,640,000       3,800,000            40,000
Barnsley......................  Hopkins County, Ky         1,278,900       1,600,000       2,878,900            30,000
Liberty South.................  Montgomery County, Ks        439,000         300,000         739,000             5,000
Napoleonville(2)..............  Assumption Parish, La        438,583         300,973         739,556            56,000
Buffalo.......................  Wilson County, Ks            200,000         180,000         380,000             5,000
Fredonia......................  Wilson County, Ks            200,000         160,000         360,000             5,000
Crofton.......................  Christian County, Ky          54,000          55,000         109,000             1,000
                                                          ----------      ----------      ----------           -------
  Total Other Non-Utility
    Segment...................                             7,570,483       6,235,973      13,806,456           182,000
                                                          ----------      ----------      ----------           -------
TOTAL.........................                            16,348,583      13,955,973      30,304,556           366,100
                                                          ==========      ==========      ==========           =======

---------------

(1) Cushion gas represents the volume of gas that must be retained in a facility to maintain reservoir pressure.

(2) We own 25 percent of this facility and Acadian Gas Pipeline System owns the remaining 75 percent of this facility. Acadian Gas Pipeline System operates this facility.

     Additionally, we contract for storage service in underground storage facilities on many of the interstate pipelines serving us to supplement our proprietary storage capacity. The following table summarizes our contracted storage capacity.

                                                                                        MAXIMUM
                                                                           MAXIMUM       DAILY
                                                                           STORAGE     WITHDRAWAL
                                                                           QUANTITY     QUANTITY
DIVISION/COMPANY                 CONTRACTOR                                (MMBTU)     (MMBTU)(1)
----------------                 ----------                               ----------   ----------
Utility Segment
Colorado-Kansas Division.......  Southern Star Central Pipeline            2,699,598     44,217
                                 Tenaska Marketing Ventures                  500,000      7,000
                                 Public Service Company of Colorado          434,997     15,000
                                 Colorado Interstate Gas Company             422,142     12,985
                                 Kinder Morgan, Inc.                          90,000      2,000
                                 Centerpoint Energy Gas Transmission          28,500        950

Kentucky Division..............  Texas Gas Transmission                    3,841,150     41,060
                                 Tennessee Gas Pipeline Company            1,313,538     22,698

Louisiana Division.............  Gulf South                                1,941,280     97,064
                                 Louisiana Intrastate Gas Company            600,000     60,000
                                 Sonat                                         4,771        102
                                 Tennessee Gas Pipeline Company                4,466         91

Mid-States Division............  Atmos Energy Marketing                    2,173,543     19,634
                                 Southern Natural Gas Company              1,423,374     28,741
                                 Texas Eastern Transmission Company        1,253,969     19,636
                                 Panhandle Eastern Pipeline                  972,462     15,241
                                 Tennessee Gas Pipeline Company              848,278     20,266
                                 Gallagher Drilling Company(2)               640,000      5,000
                                 ANR Pipeline Company                        633,034     12,661
                                 Dominion                                    609,008      8,136
                                 Transco.                                    521,580     12,212
                                 Virginia Gas                                480,000     33,000
                                 Egyptian Gas Storage Corp.                  400,000      5,000
                                 East Tennessee                              339,900     36,547
                                 Natural Gas Pipeline Company                312,750      5,580
                                 Texas Gas Transmission                      239,576      5,108
                                 CMS Trunkline Gas Company                   220,455      2,940
                                 MRT Energy Marketing                        137,493      2,395

Texas Division.................  ONEOK Texas Gas Storage LLP               1,000,000     50,000

                                                                                        MAXIMUM
                                                                           MAXIMUM       DAILY
                                                                           STORAGE     WITHDRAWAL
                                                                           QUANTITY     QUANTITY
DIVISION/COMPANY                 CONTRACTOR                                (MMBTU)     (MMBTU)(1)
----------------                 ----------                               ----------   ----------
Mississippi Valley Gas Company
  Division.....................  Gulf South                                1,237,500     61,875
                                 Southern Natural Gas                      1,049,436     21,191
                                 Texas Gas Transmission                    1,023,039     45,139
                                 Texas Eastern                               518,220      8,637
                                 Hattiesburg Gas Storage Company             400,000     40,000
                                 Trunkline Gas Company                        24,840        331
                                 Tennessee Gas Pipeline Company                3,394        113
                                                                          ----------    -------

Total Utility Segment..........                                           28,342,293    762,550

Natural Gas Marketing
  Segment......................  Texas Gas Transmission                    1,700,000     10,000
Atmos Energy Marketing, LLC....  Gulf South Pipeline Company(3)            1,250,000    100,000
                                 TCO                                       1,197,000     25,000
                                 East Tennessee                              268,037     11,000
                                                                          ----------    -------
Total Natural Gas Marketing
  Segment......................                                            4,415,037    146,000

Other Non-utility Segment
Trans Louisiana Gas Pipeline,
  Inc..........................  Bridgeline Gas Distribution LLC             300,000     30,000
                                                                          ----------    -------
Total Other Non-Utility
  Segment......................                                              300,000     30,000
                                                                          ----------    -------
TOTAL CONTRACTED STORAGE
  CAPACITY.....................                                           33,057,330    938,550
                                                                          ==========    =======

---------------

(1) Maximum daily withdrawal quantity (MDWQ) amounts will fluctuate depending upon the season and the month. Unless otherwise noted, MDWQ amounts represent the MDWQ amounts as of November 1, which is the beginning of the winter heating season.

(2) We contract for storage service in two underground storage facilities, Wiseman and Ellis, from this company.

(3) Included in this amount is a contract signed in July 2003 for 1 Bcf in a salt dome storage facility located in Louisiana with a total capacity of 5 Bcf. This facility provides increased flexibility because it allows us to inject and withdraw gas on a daily and monthly basis. The contract commenced in November 2003 and will last for 5 winter heating seasons.

OTHER FACILITIES

     Our utility segment owns and operates one propane peak shaving plant with a total capacity of approximately 180,000 gallons that can produce an equivalent of approximately 3,300 Mcf daily.

OFFICES

     Our administrative offices are consolidated in Dallas, Texas under one lease. We also maintain field offices throughout our distribution system, the majority of which are located in leased facilities. Our non-utility operations are headquartered in Houston, Texas, with offices in Houston and other locations, primarily in leased facilities.

ITEM 3.  LEGAL PROCEEDINGS

     See Note 13 to the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of September 30, 2003, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

                                       YEARS OF
NAME                             AGE   SERVICE               OFFICE CURRENTLY HELD
----                             ---   --------              ---------------------
Robert W. Best.................  56        6      Chairman, President and Chief Executive
                                                  Officer
John P. Reddy..................  50        5      Senior Vice President and Chief Financial
                                                  Officer
R. Earl Fischer................  64       41      Senior Vice President, Utility Operations
JD Woodward III................  53        2      Senior Vice President, Non-Utility
                                                  Operations
Louis P. Gregory...............  48        3      Senior Vice President and General Counsel
Wynn D. McGregor...............  50       15      Vice President, Human Resources

     Robert W. Best was named Chairman of the Board, President and Chief Executive Officer in March 1997. He previously served as Senior Vice
President -- Regulated Businesses of Consolidated Natural Gas Company (January 1996-March 1997) and was responsible for its transmission and distribution companies.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our stock trades on the New York Stock Exchange under the trading symbol "ATO." The high and low sale prices and dividends paid per share of our common stock for fiscal 2003 and 2002 are listed below. The high and low prices listed are the closing NYSE quotes for shares of our common stock:

                                            2003                          2002
                                 ---------------------------   ---------------------------
                                                   DIVIDENDS                     DIVIDENDS
                                  HIGH     LOW       PAID       HIGH     LOW       PAID
                                 ------   ------   ---------   ------   ------   ---------
QUARTER ENDED:
  December 31..................  $23.63   $20.70     $ .30     $22.10   $19.46     $.295
  March 31.....................   24.20    20.95       .30      24.20    20.26      .295
  June 30......................   25.45    21.43       .30      24.46    21.25      .295
  September 30.................   25.07    23.20       .30      22.75    18.37      .295
                                                     -----                         -----
                                                     $1.20                         $1.18
                                                     =====                         =====

     Dividend payments are subject to restriction under the terms of our First Mortgage Bond agreements. See Note 6 to the consolidated financial statements. The number of record holders of our common stock on September 30, 2003 was 28,510.

     The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2003.

                                                                                   NUMBER OF
                                                                                   SECURITIES
                                           NUMBER OF          WEIGHTED-       REMAINING AVAILABLE
                                       SECURITIES TO BE    AVERAGE EXERCISE   FOR FUTURE ISSUANCE
                                          ISSUED UPON          PRICE OF           UNDER EQUITY
                                          EXERCISE OF        OUTSTANDING       COMPENSATION PLANS
                                          OUTSTANDING          OPTIONS,            (EXCLUDING
                                       OPTIONS, WARRANTS     WARRANTS AND     SECURITIES REFLECTED
                                          AND RIGHTS            RIGHTS           IN COLUMN(A))
                                       -----------------   ----------------   --------------------
                                              (A)                (B)                  (C)
EQUITY COMPENSATION PLANS APPROVED BY
  SECURITY HOLDERS:
  Long-Term Incentive Plan...........      1,827,310            $21.91             1,923,464
  Long-Term Stock Plan for the Mid-
     States Division.................          6,300            $15.62               168,550
                                           ---------            ------             ---------
TOTAL EQUITY COMPENSATION PLANS
  APPROVED BY SECURITY HOLDERS.......      1,833,610            $21.89             2,092,014
EQUITY COMPENSATION PLANS NOT
  APPROVED BY SECURITY HOLDERS.......             --                --                    --
                                           ---------            ------             ---------
Total................................      1,833,610            $21.89             2,092,014
                                           =========            ======             =========

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements included herein.

                                                                YEAR ENDED SEPTEMBER 30
                                             --------------------------------------------------------------
                                              2003(1)        2002       2001(2)      2000(3)        1999
                                             ----------   ----------   ----------   ----------   ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
RESULTS OF OPERATIONS
Operating revenues.........................  $2,799,916   $1,650,964   $1,725,481   $  850,152   $  690,196
Gross profit...............................     534,976      431,140      375,208      325,706      299,794
Operating expenses.........................     347,136      275,809      244,927      240,390      245,555
Operating income...........................     187,840      155,331      130,281       85,316       54,239
Other income (expense).....................       2,191       (1,321)       6,188       14,744       10,123
Interest charges...........................      63,660       59,174       47,011       43,823       37,063
Income before income taxes and cumulative
  effect of accounting change..............     126,371       94,836       89,458       56,237       27,299
Cumulative effect of accounting change, net
  income tax benefit.......................      (7,773)          --           --           --           --
Income tax expense.........................      46,910       35,180       33,368       20,319        9,555
Net income.................................      71,688       59,656       56,090       35,918       17,744
Weighted average diluted shares
  outstanding..............................      46,496       41,250       38,247       31,594       30,819
Diluted net income per share...............  $     1.54   $     1.45   $     1.47   $     1.14   $      .58
Cash flows from operations.................      49,541      297,395       82,995       54,196       84,698
Cash dividends paid per share..............  $     1.20   $     1.18   $     1.16   $     1.14   $     1.10
Total utility throughput (MMcf)............     247,965      208,541      217,774      197,564      195,587
Total natural gas marketing sales volumes
  (MMcf)...................................     225,961      204,027       55,469           --           --
FINANCIAL CONDITION
Net property, plant and equipment..........  $1,515,989   $1,300,320   $1,335,398   $  982,346   $  965,782
Working capital............................      22,282     (133,116)     (86,778)    (181,890)    (151,622)
Total assets...............................   2,518,508    1,981,385    2,036,180    1,348,758    1,230,537
Short-term debt, inclusive of current
  maturities of long-term debt.............     127,940      167,771      221,942      267,613      186,152
Total capitalization
  Shareholders' equity.....................     857,517      573,235      583,864      392,466      377,663
  Long-term debt (excluding current
    maturities)............................     863,918      670,463      692,399      363,198      377,483
                                             ----------   ----------   ----------   ----------   ----------
                                              1,721,435    1,243,698    1,276,263      755,664      755,146
Capital expenditures.......................     159,439      132,252      113,109       75,557      110,353
FINANCIAL RATIOS
Capitalization ratio(4)....................        46.4%        40.6%        39.0%        38.4%        40.1%
Return on average shareholders'
  equity(5)................................         9.9%         9.9%        10.4%         9.3%         4.7%

---------------

(1) Financial results for fiscal 2003 include the results of MVG from December 3, 2002, the date of acquisition.

(2) Financial results for fiscal 2001 include the results of Louisiana Gas Service Company from July 1, 2001 and Woodward Marketing L.L.C. from April 1, 2001, the date of each acquisition, and the equity earnings from our 45 percent investment in Woodward Marketing L.L.C. for the period October 1, 2001 through March 31, 2002.

(3) Financial results for 2000 include a $5.8 million pre-tax gain on the contribution of our propane assets to U.S. Propane, L.P.

(4) The capitalization ratio is calculated by dividing shareholders' equity by the sum of total capitalization, current maturities of long-term debt and short-term debt.

(5) The return on average shareholders' equity is calculated by dividing current year net income by the average of shareholders' equity for the previous five quarters.

     The following table presents a condensed income statement by segment for the year ended September 30, 2003.

                                                   FOR THE YEAR ENDED SEPTEMBER 30, 2003
                                    --------------------------------------------------------------------
                                                 NATURAL GAS      OTHER
                                     UTILITY      MARKETING    NON-UTILITY   ELIMINATIONS   CONSOLIDATED
                                    ----------   -----------   -----------   ------------   ------------
                                                               (IN THOUSANDS)
Operating revenues from external
  parties.........................  $1,552,857   $1,234,447      $12,612      $      --      $2,799,916
Intersegment revenues.............       1,225      434,046        9,018       (444,289)             --
                                    ----------   ----------      -------      ---------      ----------
                                     1,554,082    1,668,493       21,630       (444,289)      2,799,916
Purchased gas cost................   1,062,679    1,644,328        1,540       (443,607)      2,264,940
                                    ----------   ----------      -------      ---------      ----------
     Gross profit.................     491,403       24,165       20,090           (682)        534,976
Depreciation and amortization.....      83,849        1,261        1,891             --          87,001
Other operating expenses..........     246,420        9,335        5,062           (682)        260,135
                                    ----------   ----------      -------      ---------      ----------
Operating income..................     161,134       13,569       13,137             --         187,840
Miscellaneous income (expense)....        (218)       1,855        5,004         (4,450)          2,191
Interest charges..................      63,226        2,864        2,020         (4,450)         63,660
                                    ----------   ----------      -------      ---------      ----------
Income before income taxes and
  cumulative effect of accounting
  change..........................      97,690       12,560       16,121             --         126,371
Income tax expense................      35,553        5,757        5,600             --          46,910
                                    ----------   ----------      -------      ---------      ----------
Income before cumulative effect of
  accounting change...............      62,137        6,803       10,521             --          79,461
Cumulative effect of accounting
  change, net of income tax
  benefit.........................          --       (7,773)          --             --          (7,773)
                                    ----------   ----------      -------      ---------      ----------
       Net income (loss)..........  $   62,137   $     (970)     $10,521      $      --      $   71,688
                                    ==========   ==========      =======      =========      ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This section provides management's discussion of the financial condition, cash flows and results of operations of Atmos Energy Corporation with specific information on results of operations and liquidity and capital resources. It includes management's interpretation of our financial results, the factors affecting these results, the major factors expected to affect future operating results and future investment and financing plans. This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

  CAUTIONARY STATEMENT FOR THE PURPOSES OF THE SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements contained in this Annual Report on Form 10-K may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company's documents or oral presentations, the words "anticipate," "expect," "estimate," "plans," "believes," "objective," "forecast," "goal" or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company's strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: adverse weather conditions such as warmer than normal weather in the Company's utility service territories or colder than normal weather which could adversely affect our natural gas marketing activities; regulatory trends and decisions, including deregulation initiatives and the impact of rate proceedings before various state regulatory commissions; market risks beyond our control affecting our risk management activities including market liquidity, commodity price volatility and counterparty creditworthiness; national, regional and local economic conditions, limited access to financial markets; inflation and increased gas costs, including their effect on commodity prices for natural gas; increased competition; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, the Company undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE

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

  OUR OPERATIONS ARE WEATHER SENSITIVE.

     Weather is one of the most significant factors influencing our performance. Our natural gas utility sales volumes and related revenues are correlated with heating requirements that result from cold winter weather. Our agricultural sales volumes are associated with the rainfall levels during the growing season in our west Texas irrigation market. However, weather normalized rates in effect in several of our jurisdictions should mitigate the adverse effects of warmer than normal weather on our utility operating results. Finally, sustained cold weather could adversely affect our natural gas marketing operations as we may be required to purchase gas at spot rates in a rising market to obtain sufficient volumes to fulfill some customer contracts.

  OUR OPERATIONS ARE SUBJECT TO REGULATION WHICH CAN DIRECTLY IMPACT OUR OPERATIONS.

     Our natural gas utility business is subject to various regulated returns on its rate base in each of the 12 states in which we operate. We monitor the allowed rates of return, our effectiveness in earning such rates and initiate rate proceedings or operating changes as needed. In addition, in the normal course of the regulatory environment, assets are placed in service and historical test periods are established before rate cases can be filed. Once rate cases are filed, regulatory bodies have the authority to suspend implementation of the new rates while studying the cases. Because of this process, we must temporarily suffer the negative financial effects of having placed assets in service without the benefit of rate relief, which is commonly referred to as "regulatory lag". In addition, our debt and equity financing programs are also subject to approval by regulatory bodies in certain states, which could limit our ability to take advantage of favorable short-term market conditions.

     Our business could also be affected by deregulation initiatives, including the development of unbundling initiatives in the natural gas industry. Unbundling is the separation of the provision and pricing of local distribution gas services into discrete components. It typically focuses on the separation of the distribution and gas supply components and the resulting opening of the regulated components of sales services to alternative unregulated suppliers of those services. Because of our enhanced technology and distribution system infrastructures, we believe that we are now positively positioned as unbundling evolves. Consequently, we expect there would be no significant adverse effect on our business should unbundling or further deregulation of the natural gas distribution service business occur.

     Finally, contractual limitations could adversely affect our ability to withdraw gas from storage, which could cause us to purchase gas at spot prices in a rising market to obtain sufficient volumes to fulfill customer contracts. We seek to minimize this risk by increasing our storage capacity and enhancing the flexibility of our natural gas marketing contracts.

  OUR OPERATIONS ARE EXPOSED TO MARKET RISKS THAT ARE BEYOND OUR CONTROL, WHICH COULD RESULT IN FINANCIAL LOSSES.

     Our risk management operations are subject to market risks beyond our control including market liquidity, commodity price volatility and counterparty creditworthiness. Market liquidity is affected by the number of trading partners in the market. As a result of the recent severe downturn in the natural gas marketing industry, the number of trading partners has been reduced, which could adversely impact the market liquidity for this industry and adversely affect our natural gas marketing operations.

     Further, although we maintain a risk management control policy, we may not be able to completely offset the price risk associated with volatile gas prices or the risk in our gas trading activities which could lead to financial losses. Physical trading also introduces price risk on any net open positions at the end of each trading day, as well as a risk of loss resulting from intra-day fluctuations of gas prices and the potential for daily price movements between the time natural gas is purchased or sold for future delivery and the time the related purchase or sale is hedged. Although we manage our business to maintain no open positions, at times, limited net open positions related to our physical storage may occur on a short term basis. Net open positions may result in an adverse impact on our financial condition or results of operations if market prices react in an unfavorable manner.

     Our utility segment uses a combination of storage and financial hedges to protect against volatility in gas prices and to help moderate the effects of higher customer accounts receivable caused by potentially higher gas prices. Our natural gas marketing segment manages margins and limits risk exposure on the sale of natural gas inventory or the offsetting fixed-price purchase or sale commitments for physical quantities of natural gas through the use of a variety of financial derivatives.

     We could realize financial losses on these activities as a result of volatility in the market value of the underlying commodities or if a counterparty fails to perform under a contract.

     Finally, the use of financial instruments to conduct our hedging and market risk activities subjects us to counterparty risk. Adverse changes in the creditworthiness of our counterparties could limit the level of trading activities with these parties and increase the risk that these parties may not perform under a contract. We believe this risk is mitigated due to the large number of counterparties used in our risk management activities.

  NATIONAL, REGIONAL AND LOCAL ECONOMIC CONDITIONS HAVE A DIRECT IMPACT ON OUR OPERATIONS.

     Our operations will always be affected by the conditions and overall strength of the national, regional and local economies, including interest rates, changes in the capital markets and increases in the costs of our primary commodity, natural gas. These factors impact the amount of residential, industrial and commercial growth in our service territories. Additionally, these factors could adversely impact our customer collections.

     Further, AEM's operations are concentrated in the natural gas industry, and its customers and suppliers may be subject to economic risks affecting that industry. During 2003, AEM's credit risk increased due to higher natural gas prices as compared with the prior year. However, we believe this risk is mitigated because a larger percentage of our natural gas marketing business in the current year is with municipal customers (who typically are more creditworthy) as compared with the prior year.

  THE EXECUTION OF OUR BUSINESS PLAN COULD BE AFFECTED BY AN INABILITY TO ACCESS FINANCIAL MARKETS.

     We rely upon access to both short term and longer term capital markets as a source of liquidity to satisfy our liquidity requirements. Although we believe we will maintain sufficient access to these financial markets, adverse changes in the economy, the overall health of the industries in which we operate and changes to our credit ratings could limit access to these markets and restrict the execution of our business plan.

  INFLATION AND INCREASED GAS COSTS COULD ADVERSELY IMPACT OUR CUSTOMER BASE AND CUSTOMER COLLECTIONS AND INCREASE OUR LEVEL OF INDEBTEDNESS.

     Inflation has caused increases in certain operating expenses, and has required assets to be replaced at higher costs. We have a process in place to continually review the adequacy of our utility gas rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those gas rates. Historically, we have been able to budget and control operating expenses and investments within the amounts authorized to be collected in rates and intend to continue to do so. The ability to control expenses is an important factor that will influence future results.

     The rapid increases in the price of purchased gas, which has occurred in some prior years, causes us to experience a significant increase in short-term debt because we must pay suppliers for gas when it is purchased, which can be significantly in advance of when these costs may be recovered through the collection of monthly customer bills for gas delivered. Increases in purchased gas costs also slow our utility collection efforts as customers are more likely to delay the payment of their gas bills, leading to higher than normal accounts receivable. This situation also results in higher short-term debt levels and increased bad debt expense. Should the price of purchased gas increase significantly in the upcoming heating season, we would expect increases in our short-term debt, accounts receivable and bad debt expense during fiscal 2004.

     Finally, higher costs of natural gas in recent years have already caused many of our utility customers to conserve in the use of our gas services and could lead to even more customers utilizing such conservation methods.

  OUR OPERATIONS ARE SUBJECT TO INCREASED COMPETITION.

     We are facing increased competition from other energy suppliers as well as electric companies and from energy marketing and trading companies. In the case of industrial customers, such as manufacturing plants, and agricultural customers, adverse economic conditions, including higher gas costs, could cause these customers to use alternative sources of energy such as electricity or to bypass our systems in favor of special competitive contracts with lower per-unit costs.

HIGHLIGHTS

     - On December 3, 2002, we completed the acquisition of Mississippi Valley Gas Company (MVG), a privately held utility, for approximately $150.0 million, which consisted of approximately $74.7 million in cash and 3,386,287 unregistered shares of our common stock. In addition, we paid approximately $70.9 million to repay outstanding debt of MVG. Our Mississippi Valley Gas Company Division provides natural gas distribution service to approximately 261,500 residential, industrial and other customers located primarily in the northern and central regions of Mississippi.

     - In January 2003, as a result of the adoption of EITF 02-03 which precludes mark-to-market accounting for our natural gas marketing segment inventory and energy trading contracts that are not derivatives, we recorded a one-time noncash charge for a cumulative effect adjustment of $12.9 million ($7.8 million, net of income tax benefit) on the consolidated statements of income.

     - On January 16, 2003, we issued $250.0 million of 5 1/8% Senior Notes due 2013. The net proceeds were used to repay debt under a short-term acquisition credit facility used to partially finance the MVG acquisition, to repay $54.0 million in unsecured senior notes held by institutional lenders, short-term debt under our commercial paper program and to provide funds for general corporate purposes.

     - On June 23, 2003, we completed a public offering of 4,000,000 shares of our common stock, and we sold an additional 100,000 shares of our common stock in July 2003 when our underwriters exercised their overallotment option (collectively referred to as the 2003 Offering). The 2003 Offering was priced at $25.31 per share and generated net proceeds of approximately $99.2 million. The proceeds were used to partially fund our pension plan, to repay short-term debt and to fund general corporate purposes including the purchase of natural gas for storage.

     - In June 2003, we contributed to the Atmos Energy Corporation Master Retirement Trust for the benefit of the Atmos Energy Corporation Pension Account Plan $48.6 million in cash and 1,169,700 shares of Atmos restricted common stock with a value of $28.8 million. The cash contribution was financed through a combination of cash on hand and a portion of the net proceeds received from the 2003 Offering. As a result of this contribution and improved investment returns on the assets used to fund the pension plan, the $39.4 million minimum pension liability recognized during fiscal 2002 was eliminated in fiscal 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates, including those related to risk management and trading activities, allowance for doubtful accounts, legal and environmental accruals, insurance accruals, pension and postretirement obligations, deferred income taxes and the valuation of goodwill, indefinite-lived intangible assets and other long-lived assets. Our critical accounting policies are reviewed by the Audit Committee on a quarterly basis. Actual results may differ from estimates.

     Regulation -- Our utility operations are subject to regulation with respect to rates, service, maintenance of accounting records and various other matters by the respective regulatory authorities in the states in which we operate. Our regulated utility operations are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) 71, Accounting for the Effects of Certain Types of Regulation. This statement requires cost-based, rate-regulated entities that meet certain criteria to reflect the financial effects of the ratemaking and accounting practices and policies of the various regulatory commissions in their financial statements. We record regulatory assets for costs that have been deferred for which future recovery through customer rates is considered probable. Regulatory liabilities are recorded when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. As a result, certain costs that would normally be expensed under accounting principles generally accepted in the United States are permitted to be capitalized because they can be recovered through rates. Further, regulation may impact the period in which revenues or expenses are recognized. The amounts to be recovered or recognized are based upon historical experience and our understanding of the regulations. The impact of regulation on our utility operations may be affected by decisions of the regulatory authorities or the issuance of new regulations.

     Revenue recognition -- Sales of natural gas to our utility customers are billed on a monthly cycle basis; however, the billing cycle periods for certain classes of customers do not necessarily coincide with accounting periods used for financial reporting purposes. We follow the revenue accrual method of accounting for utility segment revenues whereby revenues applicable to gas delivered to customers, but not yet billed under the cycle billing method, are estimated and accrued and the related costs are charged to expense.

     Energy trading contracts resulting in the delivery of a commodity where we are the principal in the transaction are recorded as natural gas marketing sales or purchases at the time of physical delivery. Realized gains and losses from the settlement of financial instruments that do not result in physical delivery related to our natural gas marketing energy trading contracts and unrealized gains and losses from changes in the market value of open contracts are included as a component of natural gas marketing revenues.

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

     Derivatives and Hedging Activities -- We use a combination of storage and financial hedges to protect us and our natural gas utility customers against unusually large winter period gas price increases. Further, AEM manages margins and limits risk exposure on the sale of natural gas inventory or the offsetting fixed-price purchase or sale commitments for physical quantities of natural gas through the use of gas futures, including forwards, over-the-counter and exchange-traded options and swap contracts with counterparties.

     Our financial hedges are accounted for under the mark-to-market method pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Changes in the valuation of assets and liabilities arising from risk management activities primarily result from changes in the valuation of the portfolio of contracts, maturity and settlement of contracts and newly originated transactions. Market prices and models used to value these transactions reflect our best estimates considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts. Values are adjusted to reflect the potential impact of an orderly liquidation of our positions over a reasonable period of time under present market conditions. Changes in market prices and other assumptions used in these models directly affect our estimate of the fair value of these transactions.

     However, because the costs of financial instruments used in our utility segment will ultimately be recovered through our rates, current period changes in the assets and liabilities from these risk management activities are recorded as a component of deferred gas costs in accordance with SFAS 71. Accordingly, there is no earnings impact to our utility segment as a result of the use of financial instruments. The changes in the assets and liabilities from risk management activities are recognized in purchased gas cost in the income statement when the related costs are recovered through our rates.

     In the management of natural gas requirements for municipalities and other local utilities, AEM sells physical natural gas to customers for future delivery. Over-the-counter swap agreements require AEM to receive or make payments based on the difference between a fixed price and the market price of natural gas on the settlement date. Options held to manage price risk provide the right, but not the obligation, to buy or sell energy commodities at a fixed price. AEM links these financial derivatives to physical delivery of natural gas and typically balances its derivative positions at the end of each trading day. However, at any point in time, AEM may not have completely offset its risk on these activities.

     AEM's physical trading activities involve utilizing physical assets (storage and transportation) to sell and deliver gas to customers or to take a position in the market based on anticipated price movement. In addition to the price risk of any net open position at the end of each trading day, the financial exposure that results from intra-day fluctuations of gas prices and the potential for daily price movements constitutes a risk of loss since the price of natural gas purchased or sold for future delivery at the beginning of the day may not be hedged until later in the day.

     Impairment Assessments -- We perform impairment assessments of our goodwill, intangible assets subject to amortization and long-lived assets. We currently have no indefinite-lived intangible assets. We annually evaluate our goodwill balances for impairment during our second fiscal quarter or as impairment indicators arise. We use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. Our reporting units and our operating segments are the same as each operating unit represents a component of our business. Goodwill is allocated to the reporting units responsible for the acquisition that gave rise to the goodwill.

     The discounted cash flow calculations used to assess goodwill impairment are dependent on several subjective factors including the timing of future cash flows, future growth rates, and the discount rate. An impairment charge is recognized if the carrying value of a reporting unit's goodwill exceeds its fair value.

     We periodically evaluate whether events or circumstances have occurred that indicate that our intangible assets subject to amortization and other long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of these assets by determining whether the carrying value will be recovered through expected future cash flows. These cash flow projections consider various factors such as the timing of the future cash flows and the discount rate and are based upon the best information available at the time the estimate is made. Changes in these factors could materially affect the cash flow projections and result in the recognition of an impairment charge. An impairment charge is recognized as the difference between the carrying amount and the fair value if the sum of the undiscounted cash flows is less than the carrying value of the related asset.

     Pension and Other Postretirement Plans -- Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates and demographic data. The assumed return on plan assets is based on management's expectation of the long-term return on the portfolio of plan assets. The discount rate used to compute the present value of plan liabilities generally is based on rates of high grade corporate bonds with maturities similar to the average period over which benefits will be paid. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized.

RESULTS OF OPERATIONS

     The primary factors that impact our results of utility operations are seasonal weather patterns, competitive factors in the energy industry and economic conditions in our service areas. Natural gas sales to residential, commercial and public authority customers are affected by winter heating season requirements. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either lower net income or net losses during the period from April through September of each year. Accordingly, our second fiscal quarter historically has been our most critical earnings quarter with an average of 68 percent of our net income having been earned in the second quarter during the three most recently completed fiscal years. Utility sales to industrial customers are much less weather sensitive. Utility sales to agricultural customers, who typically use natural gas to power irrigation pumps during the period from March through September, are primarily affected by rainfall amounts and the price of natural gas. Changes in the cost of gas impact revenue but do not directly affect our gross profit from utility operations because the fluctuations in gas prices are passed through to the customer.

     Our natural gas marketing segment generates income from its industrial, utility and municipal customers through negotiated prices based on the volume of gas supplied to the customer. It also generates income by utilizing storage and transportation capacity that it controls to take advantage of the difference between near-term gas prices and prices for future delivery as well as the daily movement of gas prices.

     The following table presents our financial highlights for the three fiscal years ended September 30, 2003:

                                                       FOR THE YEAR ENDED SEPTEMBER 30
                                                   ---------------------------------------
                                                      2003          2002          2001
                                                   -----------   -----------   -----------
                                                   (IN THOUSANDS, UNLESS OTHERWISE NOTED)
Operating revenues...............................  $2,799,916    $1,650,964    $1,725,481
Gross profit.....................................     534,976       431,140       375,208
Operating expenses...............................     347,136       275,809       244,927
Operating income.................................     187,840       155,531       130,281
Other income (expense)...........................       2,191        (1,321)        6,188
Interest charges.................................      63,660        59,174        47,011
Income before income taxes and cumulative effect
  of accounting change...........................     126,371        94,836        89,458
Cumulative effect of accounting change, net of
  income tax benefit.............................      (7,773)           --            --
Income tax expense...............................      46,910        35,180        33,368
Net income.......................................  $   71,688    $   59,656    $   56,090

Utility sales volumes -- MMcf....................     184,512       145,488       156,544
Utility transportation volumes -- MMcf...........      63,453        63,053        61,230
                                                   ----------    ----------    ----------
  Total utility throughput -- MMcf...............     247,965       208,541       217,774
                                                   ==========    ==========    ==========
Natural gas marketing sales volumes -- MMcf......     225,961       204,027        55,469
                                                   ==========    ==========    ==========
Heating Degree Days
  Actual (weighted average)......................       3,473         3,368         4,124
  Percent of normal..............................         101%           94%          115%

Consolidated utility average sales price per
  Mcf............................................  $     8.13    $     6.11    $     8.55
Consolidated utility average transportation
  revenue per Mcf................................  $     0.47    $     0.58    $     0.47
Consolidated utility average cost of gas per Mcf
  sold...........................................  $     5.71    $     3.78    $     6.47

     The following table reconciles the gross profit and throughput information from a segment basis, before intercompany eliminations, to a consolidated basis:

                                                           FOR THE YEAR ENDED SEPTEMBER 30
                                                       ---------------------------------------
                                                          2003          2002          2001
                                                       -----------   -----------   -----------
                                                       (IN THOUSANDS, UNLESS OTHERWISE NOTED)
Utility segment gross profit.........................    $491,403      $377,635      $362,785
Intersegment activity................................       7,729         8,746         2,679
                                                         --------      --------      --------
Utility segment contribution to consolidated gross
  profit.............................................    $499,132      $386,381      $365,464
                                                         ========      ========      ========

Natural gas marketing segment gross profit...........    $ 24,165      $ 37,556      $  1,592
Intersegment activity................................         607           834           587
                                                         --------      --------      --------
Natural gas marketing segment contribution to
  consolidated gross profit..........................    $ 24,772      $ 38,390      $  2,179
                                                         ========      ========      ========

Other non-utility segment gross profit...............    $ 20,090      $ 16,683      $ 10,831
Intersegment activity................................      (9,018)      (10,314)       (3,266)
                                                         --------      --------      --------
Other non-utility segment contribution to
  consolidated gross profit..........................    $ 11,072      $  6,369      $  7,565
                                                         ========      ========      ========

Utility segment throughput -- MMcf...................     254,671       214,133       218,619
Intersegment activity -- MMcf........................      (6,706)       (5,592)         (845)
                                                         --------      --------      --------
Consolidated utility segment throughput -- MMcf......     247,965       208,541       217,774
                                                         ========      ========      ========

Natural gas marketing segment throughput -- MMcf.....     294,785       273,692        98,869
Intersegment activity -- MMcf........................     (68,824)      (69,665)      (43,400)
                                                         --------      --------      --------
Consolidated natural gas marketing segment
  throughput -- MMcf.................................     225,961       204,027        55,469
                                                         ========      ========      ========

YEAR ENDED SEPTEMBER 30, 2003 COMPARED WITH YEAR ENDED SEPTEMBER 30, 2002

  GROSS PROFIT

  Utility segment

     Gross profit for our utility segment primarily consists of gas service margins generated by our six utility operating divisions from the sale of natural gas to approximately 1.7 million residential, commercial, industrial, agricultural and other customers in the 12 states that comprise our utility service areas.

     Utility gross profit increased to $499.1 million for the year ended September 30, 2003 from $386.4 million for the year ended September 30, 2002. Total throughput for our utility business was 248.0 billion cubic feet (Bcf) during the current year compared to 208.5 Bcf in the prior year. The increase in utility gross profit and total throughput was primarily attributable to the impact of the MVG acquisition in December 2002, which increased utility gross profit and total throughput by $73.2 million and 32.6 Bcf. The increase in utility gross profit was also attributable to a $13.3 million increase in our base charges primarily in Louisiana as a result of our annual rate stabilization clause filing which became effective in November 2002. These increases were partially offset by a $3.9 million decrease in revenues from the impact of WNA as a result of weather in our WNA service areas being 1 percent colder than normal for the year ended September 30, 2003.

     The average cost of gas per Mcf sold increased 51 percent to $5.71 for 2003 from $3.78 for 2002, resulting in a 33 percent increase in average sales price. However, changes in the cost of gas do not directly affect utility gross profit because the fluctuations in gas prices are passed through to the customer.

  Natural gas marketing segment

     Gross profit for our natural gas marketing segment consists primarily of the difference between revenue arising from the sale of physical natural gas to our natural gas marketing customers less the cost to purchase natural gas and unrealized gains and losses from changes in the market value of open contracts.

     Our natural gas marketing gross profit was $24.8 million for the year ended September 30, 2003 compared to gross profit of $38.4 million for the year ended September 30, 2002. Natural gas marketing sales volumes were 226.0 Bcf during the current year compared to 204.0 Bcf for the prior year. Our natural gas marketing gross profit included an unrealized gain on open contracts of $6.3 million compared with an unrealized loss on open contracts of $10.5 million last year.

     Natural gas marketing gross profit for the year ended September 30, 2003 decreased as we purchased gas during a period of rising prices to meet our contractual requirements with our customers due to several factors. We anticipated a decline in natural gas prices during the period December 2002 through March 2003; therefore, we elected to keep gas in storage and to buy flowing gas to meet our customer needs during that period. We were also unable to withdraw planned volumes from storage to meet our non-utility customer needs due to contractual and regulatory limitations relating to our storage facilities. Additionally, we experienced situations of open short positions and were not sufficiently hedged on other transactions, which contributed to the decrease in our natural gas marketing gross profit. Finally, we recognized smaller gains from inventory sales in the current year as compared with the prior year.

     Since the 2002-2003 winter heating season, we have taken steps to minimize any future negative impact of the events that caused the lower-than-expected earnings from our natural gas marketing segment during the year. In July 2003, we entered into a contract for one Bcf of capacity in a salt dome storage facility that will help us to manage our price risk related to customer demand volatility. This facility provides increased flexibility to satisfy changing customer demands because it allows us to inject and withdraw gas on a daily and monthly basis. The contract commenced in November 2003 and will remain in effect for the next five heating seasons. Annual lease payments will be approximately $2.0 million. Additionally, we are amending our contracts with third parties, where possible, to transfer usage risk to our customers and to provide higher margins. Finally, we are reviewing our internal processes to improve the effectiveness of our overall risk management and financial reporting processes.

  Other Non-utility segment

     Our other non-utility segment gross profit primarily consists of margins generated by our third party storage services and our leasing operations. Our other non-utility segment contributed $11.1 million in gross profit during the current year compared with $6.4 million for the prior year. The increase in our non-utility gross profit was primarily attributable to increased asset management activities in the current year and an increase in leasing income attributable to the commencement in 2003 of a new lease for a distributed electric generation plant.

  OTHER CONSOLIDATED ACTIVITY

     Operating expenses -- Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes other than income taxes, increased 26 percent to $347.1 million for the year ended September 30, 2003 from $275.8 million for the year ended September 30, 2002. Operation and maintenance expense increased primarily due to the addition of $36.0 million related to the MVG acquisition in December 2002 and a $13.3 million increase in the provision for doubtful accounts as a result of higher revenues and gas prices. This increase was partially offset by a $3.2 million reduction in labor costs attributable to lower incentive payment accruals as compared with the prior year. Taxes other than income taxes increased $18.8 million primarily due to additional franchise, payroll and property taxes associated with the MVG assets acquired in December 2002. Note that franchise and state gross receipts taxes are paid by our customers; thus, these amounts are offset in revenues through customer billings and have no effect on net income.

     Other income (expense) -- Other income for the year ended September 30, 2003 was $2.2 million, compared with an expense of $1.3 million for the year ended September 30, 2002. The $3.5 million change was primarily attributable to a $3.9 million gain associated with a sales-type lease of a distributed electric generation plant which was recognized in the first quarter of 2003 and improved earnings from our indirect investment in Heritage Propane L.P., partially offset by a $0.6 million charge associated with the cancellation of our weather insurance policy during the third quarter of fiscal 2003.

     Interest charges -- Interest charges increased eight percent for the year ended September 30, 2003 to $63.7 million from $59.2 million for the year ended September 30, 2002. The increase was primarily attributable to a higher average outstanding debt balance resulting from the financing obtained to fund the acquisition of MVG.

     Cumulative effect of change in accounting principle -- On January 1, 2003, we recorded a cumulative effect of a change in accounting principle to reflect a change in the way we account for our storage and transportation contracts. Previously we accounted for those contracts under EITF 98-10, Accounting for Energy Trading and Risk Management Activities, which required us to record estimated future gains on our storage and transportation contracts at the time we entered into the contracts and to mark those contracts to market value each month. Effective January 1, 2003, we no longer mark those contracts to market. As a result, we expensed $7.8 million, net of applicable income tax benefit, as a cumulative effect of a change in accounting principle.

YEAR ENDED SEPTEMBER 30, 2002 COMPARED WITH YEAR ENDED SEPTEMBER 30, 2001

  GROSS PROFIT

  Utility segment

     Gross profit for our utility segment increased six percent to $386.4 million for the year ended September 30, 2002 from $365.5 million for the year ended September 30, 2001. Total throughput for 2002, excluding Louisiana Gas Service Company's throughput, was 191.4 Bcf compared with 217.8 Bcf for 2001. The increase in utility gross profit was due primarily to the gross profit earned from additional throughput of 17.1 Bcf from the Louisiana Gas Service operations acquired in July 2001. This increase was offset by the effect of warmer weather, which resulted in a 12 percent decrease in gas sales volumes excluding Louisiana Gas Service's gas sales volumes. During 2002, temperatures were 18 percent warmer than the prior year and were six percent warmer than the 30-year normal, adjusted for service areas with weather normalized operations.

     The average cost of gas per Mcf sold decreased 42 percent to $3.78 for 2002 from $6.47 for 2001, resulting in a 29 percent decrease in average sales price. However, changes in the cost of gas do not directly affect gross profit because the fluctuations in gas prices are passed through to the customer.

  Natural gas marketing segment

     Gross profit for our natural gas marketing segment was $38.4 million for the year ended September 30, 2002 compared to gross profit of $2.2 million for the year ended September 30, 2001. Natural gas marketing sales volumes were
204.0 Bcf during the current year compared to 55.5 Bcf for the prior year. The increase for 2002 compared to 2001 was primarily due to gains on inventory sales and favorable pricing under natural gas sales contracts as well as our full consolidation of Woodward Marketing L.L.C. beginning April 2001 when we completed our acquisition of the remaining 55 percent interest in Woodward Marketing, L.L.C. that we did not already own. Since the acquisition, the revenues and expenses of Woodward Marketing L.L.C. have been shown on a consolidated basis.

  Other Non-utility segment

     Our other non-utility segment contributed $6.4 million in gross profit during the current year compared with $7.6 million for the prior year.

  OTHER CONSOLIDATED ACTIVITY

     Operating Expenses -- Operating expenses increased to $275.8 million for the year ended September 30, 2002 from $244.9 million for the year ended September 30, 2001. Operation and maintenance expense increased primarily due to the addition of $21.5 million relating to the Louisiana Gas Service acquisition in July 2001 and an increase of $10.7 million in pension costs. In addition, operation and maintenance expense increased $9.2 million due to the full consolidation of Woodward Marketing's operations beginning April 1, 2001. A decrease in the provision for doubtful accounts of $26.2 million partially offset this increase. The decrease in the provision for doubtful accounts was attributable to the lower gas commodity prices during 2002 as well as our effective recovery of customer receivable balances. Depreciation and amortization increased $13.8 million due to the addition of the assets from the Louisiana Gas Service acquisition in July 2001. Taxes other than income decreased as a result of decreased city franchise taxes and state gross receipts taxes, which are revenue based. However, these taxes are paid by our customers; thus, these amounts are offset in revenues through customer billings and have no effect on net income. The decrease in taxes other than income was partially offset by increases in property and payroll taxes related to the Louisiana Gas Service acquisition in July 2001.

     Miscellaneous expense -- Miscellaneous expense decreased $0.6 million to $1.3 million in 2002 compared to $1.9 million in 2001. This decrease was primarily due to an increase in net recoveries related to our performance based-ratemaking mechanisms, the recognition of $0.5 million related to a large industrial contract we received during 2002 and a reduction in the amortization expense recognized related to weather insurance purchased for the 2001-2002 heating season. In addition, we had an increase of $3.0 million in interest income in May 2001 due primarily to interest income earned on the proceeds from our $350.0 million debt offering in 2001. We invested these proceeds in short-term investments until the completion of the Louisiana Gas Service acquisition in July 2001. No such interest income was recognized in 2002.

     Interest expense -- Interest expense increased $12.2 million to $59.2 million for 2002 compared to $47.0 million for 2001. This increase was due primarily to the interest expense on the $350.0 million debt offering in May 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital and liquidity for capital expenditures and other cash needs are provided from internally generated funds, borrowings under our credit facilities and commercial paper program and funds raised from the public debt and equity capital markets. We believe that these sources of funds will provide the necessary working capital and liquidity for capital expenditures and other cash needs for fiscal 2004.

CAPITALIZATION

     The following presents our capitalization as of September 30, 2003 and 2002:

                                                             SEPTEMBER 30
                                                ---------------------------------------
                                                       2003                 2002
                                                ------------------   ------------------
                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
Short-term debt...............................  $  118,595     6.4%  $  145,791    10.3%
Long-term debt................................     873,263    47.2%     692,443    49.1%
Shareholders' equity..........................     857,517    46.4%     573,235    40.6%
                                                ----------   -----   ----------   -----
Total capitalization, including short-term
  debt........................................  $1,849,375   100.0%  $1,411,469   100.0%
                                                ==========   =====   ==========   =====

     Total debt as a percentage of total capitalization, including short-term debt, was 53.6 percent and 59.4 percent at September 30, 2003 and 2002. The improvement in the debt to capitalization ratio was primarily attributable to the issuance of common stock in connection with our 2003 Offering and the MVG acquisition as well as the elimination of the minimum pension liability as of September 30, 2003 due to increased funding of our pension plan and improved investment returns on the assets used to fund the pension plan. Our long-term plan is to maintain the debt to capitalization ratio within a target range of 50-52 percent through cash flow generated from operations, continued issuance of new common stock under our Direct Stock Purchase Plan and Retirement Savings Plan, access to the debt and equity capital markets and limiting annual maintenance and capital expenditures.

CASH FLOWS

     Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, the price for our products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.

  CASH FLOWS FROM OPERATING ACTIVITIES

     For the year ended September 30, 2003, we generated operating cash flow of $49.5 million compared with $297.4 million in fiscal 2002 and $83.0 million in fiscal 2001. The significant factors impacting our operating cash flow for the last three fiscal years are summarized below.

  Year ended September 30, 2003

     Fiscal 2003 operating cash flow was adversely impacted by a $60.0 million increase in accounts receivable due to higher revenues and the timing of customer account collections. The increase in revenues is attributable to a 19 percent increase in consolidated utility throughput as a result of the impact of our MVG acquisition and a 33 percent increase in average utility sales price per Mcf primarily due to an increase in natural gas costs. Operating cash flow was also adversely impacted by a significant increase in natural gas prices. These increases resulted in a $64.9 million increase in gas stored underground and a $24.2 million increase in deferred gas costs. Finally, operating cash flow reflects the impact of the funding of our pension plan in June 2003, which included a $48.6 million cash payment. This funding is discussed under the caption Pension and Postretirement Benefits Obligations below.

  Year ended September 30, 2002

     In fiscal 2002, operating cash flow was favorably impacted by a $56.5 million reduction in cash held on deposit in margin accounts. This account represents deposits recorded to collateralize certain of our financial derivatives purchased in support of our natural gas marketing activities and will fluctuate based upon the timing of our derivative activities. Operating cash flow was also favorably impacted by a $52.3 million increase in accounts payable and accrued liabilities and a $34.2 million increase in other current liabilities primarily attributable to the timing of payments as compared with the prior year. Finally, operating cash flow was favorably impacted by a $32.9 million decrease in deferred gas costs reflecting the favorable timing between the billing of gas costs to our customers and the purchase of natural gas.

     These favorable impacts were partially offset by a $12.2 million increase in accounts receivable. This increase was attributable to revenue increases resulting from the inclusion of the LGS and Woodward Marketing operations for a full year and the timing of customer account collections.

  Year ended September 30, 2001

     In fiscal 2001, operating cash flow was favorably impacted by a $65.0 million decrease in accounts receivable attributable to improved customer collections during fiscal 2001 and a $15.4 million decrease in deferred gas costs reflecting the favorable timing between the billing of gas costs to our customers and the purchase of natural gas.

     These favorable impacts were partially offset by the $62.2 million deposit of cash into margin accounts to collateralize certain of our financial derivatives and a $94.8 million decrease in accounts payable and accrued liabilities attributable to the timing of payments as compared with the prior year.

  CASH FLOWS FROM INVESTING ACTIVITIES

     During the last three years, a substantial portion of our cash resources was used to fund acquisitions, our ongoing construction program to provide natural gas services to our customer base and technology improvements.

     For the year ended September 30, 2003, we invested $233.4 million compared with $158.2 million for the year ended September 30, 2002 and $468.1 million for the year ended September 30, 2001. Capital expenditures were $159.4 million during the year ended September 30, 2003 compared to $132.3 million for the year ended September 30, 2002 and $113.1 million for the year ended September 30, 2001. Capital projects for fiscal years 2003, 2002 and 2001 include expenditures for additional mains, services, meters and equipment to grow our customer base. Additionally, capital expenditures for 2003 include approximately $14.0 million for Mississippi Valley Gas Company Division capital expenditures. Fiscal 2002 and 2001 cash flows from investing activities also included $8.5 million and $5.4 million for the acquisition of assets to be leased to third parties. Finally, fiscal 2001 cash flows from investing activities included cash receipts of $6.6 million related to the sale of certain utility assets.

     Capital expenditures for 2004 are expected to approximate $175.0 million. These expenditures include additional mains, services, meters and equipment.

  PAYMENTS FOR ACQUISITIONS

     Our cash flows used for investing activities for fiscal 2003 included $74.7 million for the cash portion of the Mississippi Valley Gas Company acquisition completed in December 2002. Cash flows used for investing activities for fiscal 2002 included $15.7 million for the acquisition of Kentucky-based market area storage and associated pipeline facility assets, certain natural gas purchase and sales contracts and the outstanding common stock of Southern Resources, Inc. Cash flows used for investing activities for fiscal 2001 included $363.4 million for the acquisition of the assets of Louisiana Gas Service Company. In addition, we received $8.6 million in cash during fiscal 2001 in connection with the acquisition of the remaining 55 percent interest in Woodward Marketing that we did not already own.

  CASH FLOWS FROM FINANCING ACTIVITIES

     For the year ended September 30, 2003 our financing activities provided $151.6 million of cash. Fiscal 2002 cash flows from financing activities represented a use of cash of $106.4 million and, in fiscal 2001, our financing activities provided $393.0 million of cash. Our significant financing activities for the three years ended September 30, 2003 are summarized as follows:

     - During fiscal 2003, we received $147.0 million from a short-term acquisition credit facility which was used primarily to fund the $74.7 million cash portion of the purchase price for MVG in December 2002 and to repay $70.9 million of MVG's outstanding debt.

     - On January 16, 2003, we issued $250.0 million of 5 1/8% Senior Notes due 2013. The net proceeds of $249.3 million were used to refinance the short-term acquisition credit facility of $147.0 million, to repay $54.0 million in unsecured senior notes held by institutional lenders, and short-term debt under our commercial paper program and to provide funds for general corporate purposes. In fiscal 2001, we issued $350.0 million of 7.375% Senior Notes due in 2011 and received net proceeds of $347.1 million. The net proceeds were used to finance the acquisition of the assets of Louisiana Gas Service Company.

     - In June and July 2003, we sold a total of 4,100,000 shares of our common stock in a public offering. The offering was priced at $25.31 per share and generated net proceeds of $99.2 million. The net proceeds were used to finance a portion of our pension plan contribution, repay short-term debt and to provide for general corporate purposes. In fiscal 2001, we issued 6,741,500 shares, which provided net proceeds of $142.0 million. The net proceeds were used to repay commercial paper and to provide funds for general corporate purposes.

     - During fiscal 2003, 2002 and 2001, total short-term debt decreased by $27.2 million, $55.5 million and $48.8 million.

     - We repaid $73.2 million of long-term debt during fiscal 2003, which includes the $54.0 million repayment of unsecured senior notes with the proceeds received from our January 2003 debt offering. Fiscal 2002 and 2001 payments were $20.7 million and $17.7 million.

     - During fiscal 2003, we paid $55.3 million in cash dividends compared with dividend payments of $48.6 million and $44.1 million for fiscal 2002 and 2001. The increase in dividends paid over the preceding two years reflects increases in the quarterly dividend rate and the number of shares outstanding.

     During the year ended September 30, 2003, we issued 9,799,853 shares of common stock. Of these shares, 3,386,287 shares were issued in December 2002 for the stock portion of the MVG acquisition, 4,100,000 shares were issued in connection with our 2003 Offering and 1,169,700 shares were issued in connection with our stock contribution to our pension plan in June 2003. The following table shows the number of shares issued for the years ended September 30, 2003, 2002 and 2001:

                                                       FOR THE YEAR ENDED SEPTEMBER 30
                                                       -------------------------------
                                                         2003       2002       2001
                                                       ---------   -------   ---------
Shares issued:
  Direct stock purchase plan.........................    585,743   505,202     411,159
  Retirement savings plan............................    360,725   326,335     225,945
  Long-term incentive plan...........................    181,429    50,465      17,172
  Long-term stock plan for Mid-States Division.......     13,000        --      15,300
  Outside directors stock-for-fee plan...............      2,969     2,429       2,152
  Non-employee directors equity incentive
     compensation plan...............................         --        --       2,740
  Acquisition of Woodward Marketing L.L.C. ..........         --        --   1,423,193
  December 2000 Equity Offering......................         --        --   6,741,500
  Acquisition of MVG.................................  3,386,287        --          --
  Pension account plan funding.......................  1,169,700        --          --
  2003 Offering......................................  4,100,000        --          --
                                                       ---------   -------   ---------
     Total shares issued.............................  9,799,853   884,431   8,839,161
                                                       =========   =======   =========

SHELF REGISTRATION

     In December 2001, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $600.0 million in new common stock and/or debt. The registration statement was declared effective by the SEC on January 30, 2002. As discussed above, on January 16, 2003, we issued $250.0 million of 5 1/8% Senior Notes due 2013 under the registration statement. The net proceeds of $249.3 million were used to repay debt under an acquisition credit facility used to finance our acquisition of MVG, to repay $54.0 million in unsecured senior notes held by institutional lenders and short-term debt under our commercial paper program and to provide funds for general corporate purposes. Additionally, as noted above, we sold 4,100,000 shares of our common stock in connection with our 2003 Offering under the registration statement. After the debt offering and these common stock sales, approximately $246.0 million remains available under the shelf registration statement.

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

  COMMITTED CREDIT FACILITIES

     We have two short-term committed credit facilities totaling $368.0 million. The first short-term unsecured credit facility is for $350.0 million, bears interest at the Eurodollar rate plus 0.625 percent and serves as a backup liquidity facility for our commercial paper program. This facility was renewed in July 2003 with a $50.0 million increase in the amount of the facility under substantially the same terms as those of the prior facility. This facility will expire in July 2004. At September 30, 2003, $118.6 million of commercial paper was outstanding, and Atmos Energy Corporation letters of credit reduced the amount available by an additional $2.4 million. We have a second unsecured facility in place for $18.0 million that bears interest at the Fed Funds rate plus 0.5 percent. At September 30, 2003, there were no borrowings under this credit facility. These credit facilities are negotiated at least annually and are used for working capital purposes.

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

     The availability of funds under our credit facilities is subject to conditions specified therein, which we currently meet. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in our $350.0 million credit facility to maintain a ratio of total debt to total capitalization of no greater than 70 percent. At September 30, 2003, our total debt to total capitalization ratio, as defined, was 55 percent.

  UNCOMMITTED CREDIT FACILITIES

     Our Woodward Marketing subsidiary has a $210.0 million uncommitted demand working capital credit facility that bears interest at LIBOR plus 2.5 percent. Atmos Energy Holdings, Inc. (AEH) and Atmos Energy Marketing, LLC, our wholly-owned subsidiaries, are guarantors of all amounts outstanding under this facility. Effective October 1, 2003 with the reorganization of our natural gas marketing segment, AEM became the borrower under the credit facility and AEH became the sole guarantor of the facility. At September 30, 2003, no amount was outstanding under this credit facility, although Woodward Marketing, L.L.C. letters of credit totaling $76.9 million reduced the amount available. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to Woodward Marketing under this credit facility at September 30, 2003 was $28.3 million. This credit facility expires on March 31, 2004 and is expected to be renewed at that time.

     We also have an unsecured short-term uncommitted credit line for $20.0 million. There were no borrowings under this uncommitted credit facility at September 30, 2003. This uncommitted line is renewed or renegotiated at least annually with varying terms and we pay no fee for the availability of the line. Borrowings under this line are made on a when and as-available basis at the discretion of the bank. This facility is also used for working capital purposes. In October 2003, we increased the amount of this credit line to $25.0 million.

     In addition, Woodward Marketing has a $100.0 million intercompany credit facility with AEH for its non-utility business which bore interest at LIBOR plus
1.25 percent through July 2003 when the interest rate was increased to LIBOR plus 2.75 percent. Any outstanding amounts under this facility are subordinated to Woodward Marketing's $210.0 million uncommitted demand credit facility described above. At September 30, 2003, $70.0 million was outstanding under this facility.

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

     We have no trigger events in our debt instruments that are tied to changes in specified credit ratings or stock price, nor have we entered into any transactions that would require us to issue equity based on our credit rating or other trigger events.

DEBT COVENANTS

     In addition to the limit on our total debt to capitalization ratio imposed by our committed credit facilities described above, our First Mortgage Bonds provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after December 31, 1988 may not exceed the sum of accumulated net income for periods after December 31, 1988 plus $15.0 million. At September 30, 2003, approximately $84.1 million of retained earnings was unrestricted. We are in compliance with all of our debt covenants as of September 30, 2003.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following tables provide information about contractual obligations and commercial commitments at September 30, 2003.

                                                    PAYMENTS DUE BY PERIOD
                                    -------------------------------------------------------
                                               LESS THAN                            AFTER
                                     TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
                                    --------   ---------   ---------   ---------   --------
                                                        (IN THOUSANDS)
CONTRACTUAL OBLIGATIONS
Long-Term Debt....................  $873,263   $  9,345     $11,078     $12,506    $840,334
Capital Lease Obligations.........     5,125        876       1,276         795       2,178
Operating Leases..................    58,925     10,331      18,821      12,956      16,817
                                    --------   --------     -------     -------    --------
  Total Contractual Obligations...  $937,313   $ 20,552     $31,175     $26,257    $859,329
                                    ========   ========     =======     =======    ========
OTHER COMMERCIAL COMMITMENTS
Lines of Credit...................  $118,595   $118,595     $    --     $    --    $     --
                                    ========   ========     =======     =======    ========

     AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward Nymex strip or fixed price contracts. At September 30, 2003, AEM was committed to purchase 83.1 Bcf within one year and
24.8 Bcf between 1 to 3 years under indexed contracts. AEM was committed to purchase 2.2 Bcf within one year under fixed price contracts with prices ranging from $3.13 to $6.70. AEM's fixed price contracts are marked to market as derivatives. See further discussion of the fixed price contracts under "Risk Management and Trading Activities."

     Our utility segment maintains supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of the individual contract.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS

     In June 2003, we contributed to the Atmos Energy Corporation Master Retirement Trust for the benefit of the Atmos Energy Corporation Pension Account Plan $48.6 million in cash and 1,169,700 shares of Atmos restricted common stock with a value of $28.8 million. Of the total cash contributed, $26.1 million represented a 2002 contribution, which was deducted on our 2002 tax return. The cash contribution was financed through a combination of cash on hand and a portion of the net proceeds received from the sale of 4,100,000 shares of our common stock in our 2003 Offering. As a result of this contribution and improved investment returns during fiscal 2003, the underfunded status of the plan improved by approximately $8.6 million, and the $39.4 million reduction to equity recorded in the prior year was eliminated as of September 30, 2003. We recorded the $39.4 million reduction in equity at September 30, 2002 as a result of negative investment returns from plan assets during fiscal 2002, lump sum distributions to participants and a decrease in interest rates. Refer to Note 9 to the consolidated financial statements for further information regarding our pension plans.

     For the fiscal year ended September 30, 2003, our pension cost was $2.7 million compared with pension income of $3.5 million and $8.3 million for the fiscal years ended September 30, 2002 and 2001. Pension income and expense is recorded as a component of operation and maintenance expense.

     We incurred pension cost during fiscal 2003 compared with income in fiscal 2002 due to an increase in the service cost and interest cost attributable to an increase in the projected benefit obligation. The increase in the projected benefit obligation resulted primarily from an increase in the number of plan participants due to the MVG acquisition and an increase attributable to a 125 basis point decrease in the discount rate used in the fiscal 2003 actuarial calculations reflecting the decline in market interest rates. The decrease in pension income between fiscal 2001 and 2002 was attributable to increases in service cost and interest costs due to increases in the projected benefit obligations coupled with a decrease in the expected return on assets due to poor investment performance.

     The projected pension liability, future funding requirements and the amount of pension expense or income recognized for the Plan are subject to change, depending upon the actuarial value of plan assets and the determination of future benefit obligations as of each subsequent actuarial calculation date. These amounts are impacted by actual investment returns, changes in interest rates and changes in the demographic composition of the participants in the plan. The actuarial assumptions used to determine the pension liability for our pension plan are as follows:

                                                              2003   2002   2001
                                                              ----   ----   -----
Discount rate...............................................  6.00%  7.25%   7.50%
Rate of compensation increase...............................  4.00%  4.00%   4.00%
Expected return on plan assets..............................  9.00%  9.25%  10.00%

     The assumed return on plan assets is based on management's expectation of the long-term return on the portfolio of plan assets. The discount rate used to compute the present value of plan liabilities generally is based on rates of high grade corporate bonds with maturities similar to the average period over which benefits will be paid. These rates have declined since fiscal 2001 due to a decline in interest rates and poor market performance of the underlying plan assets. The rate of compensation increase is established based upon our internal budgets. At this time, we anticipate that additional voluntary contributions ranging from $0 -- $15 million during fiscal 2004 may be necessary to keep the plan 100% funded on an accumulated benefit obligation basis.

RISK MANAGEMENT AND TRADING ACTIVITIES

     We conduct our risk management activities through both our utility and natural gas marketing segments. The following table shows our risk management assets and liabilities by segment at September 30, 2003.

                                                                 NATURAL GAS
                                                       UTILITY    MARKETING     TOTAL
                                                       -------   -----------   --------
                                                                (IN THOUSANDS)
Assets from risk management activities, current......  $   202    $ 22,057     $ 22,259
Assets from risk management activities, noncurrent...       --       1,699        1,699
Liabilities from risk management activities,
  current............................................   (7,941)    (12,849)     (20,790)
Liabilities from risk management activities,
  noncurrent.........................................       --        (763)        (763)
                                                       -------    --------     --------
Net assets (liabilities).............................  $(7,739)   $ 10,144     $  2,405
                                                       =======    ========     ========

  UTILITY HEDGING ACTIVITIES

     Our utility segment's hedging activities are designed to protect us and our customers against unusually large winter period gas price increases and include the use of financial hedges and fixed forward contracts. For the 2002-2003 heating season, we covered approximately 51 percent of our anticipated flowing gas requirements through a combination of storage, financial hedges and fixed forward contracts at a weighted average cost of less than $4.00 per Mcf. This provided a measure of protection to us and our customers against the natural gas price volatility experienced during the 2002-2003 heating season. For the 2003-2004 heating season, we expect to hedge between 50 percent and 55 percent of our anticipated flowing gas requirements through a combination of storage and financial hedges at a weighted average cost of approximately $5.25 per Mcf.

     In June 2001, we purchased a three year weather insurance policy with an option to cancel the third year of coverage. The insurance was designed for our Texas and Louisiana operations to protect against weather that was at least seven percent warmer than normal for the entire heating season of October through March beginning with the 2001-2002 heating season. The cost of the three year policy was $13.2 million, which was prepaid and amortized over the appropriate heating seasons based on degree days. Because weather was not at least seven percent warmer than normal, no income was recognized under this insurance policy during the years ended September 30, 2003 and 2002. Amortization expense of $5.0 million and $4.4 million was recognized during the fiscal years ended September 30, 2003 and 2002. Included in the amortization expense for the fiscal year ended September 30, 2003 was a third quarter charge of $0.6 million, net of cash received, related to the cancellation of the third year of coverage on our weather insurance policy primarily as a result of rate relief in Louisiana, WNA in certain areas of Texas and prospects for WNA in other areas of Texas.

  NON-UTILITY HEDGING ACTIVITIES

     Our natural gas marketing segment hedging activities are conducted through AEM and are designed to manage margins on the sale of natural gas inventory or the offsetting fixed-price purchase or sale commitments for physical quantities of natural gas through the use of gas futures, including forwards, over-the-counter and exchange-traded options and swap contracts with counterparties.

     On October 25, 2002, the Emerging Issues Task Force (EITF) issued EITF 02-03, Accounting for Contracts Involved in Energy Trading and Risk Management, which rescinded EITF 98-10, Accounting for Energy Trading and Risk Management Activities, and required that all energy trading contracts entered into after October 25, 2002 be accounted for pursuant to the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Prior to the issuance of EITF 02-03, we accounted for all energy trading contracts under the mark-to-market method in accordance with EITF 98-10. With the adoption of EITF 02-03, our inventory, storage, transportation and index-priced physical forward contracts are no longer marked to market. Our index-priced physical forward contracts are now considered normal purchases and sales under SFAS 133. Accordingly, the carrying value of these contracts was frozen as of January 1, 2003 and will be recognized in earnings concurrent with delivery under the contracts. We recognized a charge for the cumulative effect of accounting change of $7.8 million, net of income tax benefit, upon the adoption of EITF 02-03 in the second quarter of fiscal 2003. Fixed price contracts generally continue to be marked to market. In conjunction with the adoption of EITF 02-03, energy trading contracts resulting in delivery of a commodity where we are the principal in the transaction are included as natural gas marketing sales or purchases at the time of delivery.

     The following table shows the components of the change in fair value of our utility and natural gas marketing derivative contract activities for the year ended September 30, 2003 (in thousands).

                                                                        NATURAL GAS
                                                              UTILITY    MARKETING
                                                              -------   -----------
Fair value of contracts at September 30, 2002...............  $ 4,424     $ 6,651
  Contracts realized/settled................................   (4,638)     (1,363)
  Fair value of new contracts...............................   (7,525)      6,176
  Other changes in value....................................       --       7,479
  Cumulative effect of accounting change....................       --      (8,799)
                                                              -------     -------
Fair value of contracts at September 30, 2003...............  $(7,739)    $10,144
                                                              =======     =======

     The fair value of our utility and natural gas marketing derivative contracts at September 30, 2003, is segregated below, by time period and fair value source.

                                             FAIR VALUE OF CONTRACTS AT SEPTEMBER 30, 2003
                                           -------------------------------------------------
                                                    MATURITY IN YEARS
                                           ------------------------------------
                                                                        GREATER   TOTAL FAIR
SOURCE OF FAIR VALUE                       LESS THAN 1    1-3     4-5   THAN 5      VALUE
--------------------                       -----------   ------   ---   -------   ----------
                                                            (IN THOUSANDS)
Prices actively quoted...................    $(4,420)    $  107   $--     $--      $(4,313)
Prices provided by other external
  sources................................      6,793      1,346    88     --         8,227
Prices based on models and other
  valuation methods......................       (904)      (605)   --     --        (1,509)
                                             -------     ------   ---     --       -------
Total Fair Value.........................    $ 1,469     $  848   $88     $--      $ 2,405
                                             =======     ======   ===     ==       =======

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

     These trading activities are subject to a risk management policy which limits the level of trading loss to a maximum of 25 percent of the budgeted annual operating income of Atmos Energy Holdings. Compliance with this risk management policy is monitored on a daily basis. In addition, the risk management policy limits Woodward Marketing's Gas Daily Daily and NYMEX positions with price risk, including inventory, (open positions) to a total volume of 5.0 Bcf. We manage our business to maintain no open positions. However, at times, limited net open positions related to our physical storage may occur on a short term basis. Woodward Marketing monitors its open trading positions daily to ensure they are within the limits set by the risk management policy. At September 30, 2003, Woodward's net open positions in its trading operations totaled 0.1 Bcf.

RECENT ACCOUNTING DEVELOPMENTS

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Under SFAS 150, mandatorily redeemable financial instruments, obligations to repurchase the issuer's shares by transferring assets and certain obligations to issue a variable number of shares to settle that obligation, must be classified as liabilities on the balance sheet and initially recorded at fair value. SFAS 150 is effective for the Company for financial instruments entered into or modified after May 31, 2003, and on July 1, 2003 for most previously existing financial instruments. In November 2003, the FASB voted to defer indefinitely the effective date for certain mandatorily redeemable non-controlling interests (MRNI) associated with finite-lived subsidiaries. For all other MRNIs, the effective date was deferred to November 5, 2003. The adoption of SFAS 150 did not impact our financial position, results of operations or net cash flows as we currently do not use any of the financial instruments subject to this statement.

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

     In January 2003, the FASB issued FASB Interpretation (FIN) 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities (VIE)) and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. FIN 46 applies immediately to VIEs created after January 31, 2003 or to VIEs obtained after that date. For variable interests held in VIEs acquired prior to February 1, 2003, FIN 46 was originally effective July 1, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 for VIEs created prior to February 1, 2003 to the first reporting period after December 15, 2003. The adoption of this interpretation will not have a material impact on our financial position, results of operations or net cash flows because Atmos currently is not a primary beneficiary of a VIE.

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation. SFAS 148 provides three transition options for companies that account for stock-based compensation under the intrinsic method to convert to the fair value method. SFAS 148 also modified the disclosure requirements for stock-based compensation to increase the prominence and character of the pro forma disclosures for entities using the intrinsic value method. Although we have elected to continue using the intrinsic value method, we adopted the disclosure requirements prescribed by SFAS 148.

     In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS 5 Accounting For Obligations, relating to a guarantor's accounting for, and disclosure of the issuance of certain types of guarantees. The adoption of FIN 45 did not impact our financial position, results of operations or net cash flows as we currently do not have any guarantees that meet the recognition and disclosure criteria outlined in this pronouncement.

     In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Effective October 1, 2002, we adopted SFAS 143, which had no material impact on our financial position or results of operations based on the perpetual nature of our franchise agreements and on our experience in the businesses in which we operate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The risk inherent in our market risk-sensitive instruments is the potential loss arising from adverse changes in natural gas commodity prices and interest rates as discussed below. The sensitivity analysis does not, however, consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we may take to mitigate exposure to such changes. Actual results may differ.

GAS PRICES

  UTILITY SEGMENT

     We purchase natural gas for our utility operations. Substantially all of the cost of gas purchased for utility operations is recovered from our customers through purchased gas adjustment mechanisms. The utility segment has limited market risk in gas prices related to gas purchases in the open market at spot prices for sale to non-regulated energy services customers at fixed prices. As a result, our earnings could be affected by changes in the price and availability of such gas. To protect against volatility in gas prices, we hedge our gas costs by purchasing futures contracts and by purchasing gas in advance of the winter heating season and placing it in storage. Our utility segment does not use such financial instruments for trading purposes and we are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10 percent increase in the portion of our gas cost related to fixed-price non-regulated sales. Based on projected fiscal 2004 non-regulated gas sales at fixed prices based upon the September 30, 2003 three month market strip, such an increase would result in an increase to cost of gas of approximately $5.7 million in fiscal 2004.

  NATURAL GAS MARKETING SEGMENT

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

     These trading activities are subject to a risk management policy which limits the level of trading loss to a maximum of 25 percent of the budgeted annual operating income of Atmos Energy Holdings. Compliance with this risk management policy is monitored on a daily basis. In addition, the risk management policy limits Woodward Marketing's Gas Daily Daily and NYMEX positions with price risk, including inventory, (open positions) to a total volume of 5.0 Bcf. We manage our business to maintain no open positions. However, at times, limited net open positions related to our physical storage may occur on a short term basis. Woodward Marketing monitors its open trading positions daily to ensure they are within the limits set by the risk management policy. At September 30, 2003, Woodward's net open positions in its trading operations totaled 0.1 Bcf.

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

     Because AEM's operations are concentrated in the natural gas industry, its customers and suppliers may be subject to economic risks affecting that industry. Therefore, an economic downturn in the industry could have an adverse affect on the creditworthiness of AEM's customers. AEM manages credit risk to attempt to minimize its exposure to uncollectible receivables. In compliance with AEM's existing credit policy, prospective and existing customers are reviewed for creditworthiness and customers not meeting minimum standards, at the discretion of management, provide security deposits and are subject to various requisite secured payment terms. During 2003, AEM's credit risk has increased due to higher natural gas prices as compared with the prior year. However, this risk is somewhat mitigated because a larger percentage of our business in the current year is with municipal customers, who are typically rated investment grade, as compared with the prior year.

INTEREST RATES

     Our earnings are affected by changes in short-term interest rates as a result of our issuance of short-term commercial paper and our other short-term borrowings. If market interest rates for short-term borrowings in fiscal 2003 had averaged one percent more, our interest expense would have increased by approximately $1.3 million.

     Market risk for fixed-rate long-term obligations is estimated as the potential increase in fair value resulting from a hypothetical one percent decrease in interest rates and amounts to approximately $72.3 million based on discounted cash flow analyses.

     As of September 30, 2003, we were not engaged in other activities which would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates or market commodity prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Report of independent auditors..............................   47
Financial statements and supplementary data:
  Consolidated balance sheets at September 30, 2003 and
     2002...................................................   48
  Consolidated statements of income for the years ended
     September 30, 2003, 2002 and 2001......................   49
  Consolidated statements of shareholders' equity for the
     years ended September 30, 2003, 2002 and 2001..........   50
  Consolidated statements of cash flows for the years ended
     September 30, 2003, 2002 and 2001......................   51
  Notes to consolidated financial statements................   52
  Selected Quarterly Financial Data (unaudited).............   95
Financial statement schedule for the years ended September
  30, 2003, 2002 and 2001
  II. Valuation and Qualifying Accounts.....................  101

     All other financial statement schedules are omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and accompanying notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Atmos Energy Corporation

     We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation as of September 30, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atmos Energy Corporation at September 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 4 to the consolidated financial statements, in fiscal 2002 the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

                                          ERNST & YOUNG LLP

Dallas, Texas
November 10, 2003

                            ATMOS ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                                       ASSETS
Property, plant and equipment...............................  $2,463,992   $2,103,428
Construction in progress....................................      16,147       24,399
                                                              ----------   ----------
                                                               2,480,139    2,127,827
Less accumulated depreciation and amortization..............     964,150      827,507
                                                              ----------   ----------
  Net property, plant and equipment.........................   1,515,989    1,300,320
Current assets
  Cash and cash equivalents.................................      15,683       47,991
  Cash held on deposit in margin account....................      17,903       10,192
  Accounts receivable, less allowance for doubtful accounts
     of $13,051 in 2003 and $10,509 in 2002.................     216,783      136,227
  Gas stored underground....................................     168,765       91,783
  Other current assets......................................      38,863       44,962
                                                              ----------   ----------
     Total current assets...................................     457,997      331,155
Goodwill and intangible assets..............................     273,499      190,380
Deferred charges and other assets...........................     271,023      159,530
                                                              ----------   ----------
                                                              $2,518,508   $1,981,385
                                                              ==========   ==========

                           CAPITALIZATION AND LIABILITIES
Shareholders' equity
  Common stock, no par value (stated at $.005 per share);
     100,000,000 shares authorized; issued and outstanding:
     2003 -- 51,475,785 shares, 2002 -- 41,675,932 shares...  $      257   $      208
  Additional paid-in capital................................     736,180      508,265
  Retained earnings.........................................     122,539      106,142
  Accumulated other comprehensive loss......................      (1,459)     (41,380)
                                                              ----------   ----------
     Shareholders' equity...................................     857,517      573,235
Long-term debt..............................................     863,918      670,463
                                                              ----------   ----------
     Total capitalization...................................   1,721,435    1,243,698


Commitments and Contingencies (Note 13)


Current liabilities
  Accounts payable and accrued liabilities..................     179,852      136,773
  Other current liabilities.................................     127,923      159,727
  Short-term debt...........................................     118,595      145,791
  Current maturities of long-term debt......................       9,345       21,980
                                                              ----------   ----------
     Total current liabilities..............................     435,715      464,271
Deferred income taxes.......................................     223,350      134,540
Deferred credits and other liabilities......................     138,008      138,876
                                                              ----------   ----------
                                                              $2,518,508   $1,981,385
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements

                            ATMOS ENERGY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED SEPTEMBER 30
                                                           ---------------------------------------
                                                              2003          2002          2001
                                                           -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues
  Utility segment........................................  $1,554,082    $  937,526    $1,380,148
  Natural gas marketing segment..........................   1,668,493     1,031,874       447,096
  Other non-utility segment..............................      21,630        24,705        59,436
  Intersegment eliminations..............................    (444,289)     (343,141)     (161,199)
                                                           ----------    ----------    ----------
                                                            2,799,916     1,650,964     1,725,481
Purchased gas cost
  Utility segment........................................   1,062,679       559,891     1,017,363
  Natural gas marketing segment..........................   1,644,328       994,318       445,504
  Other non-utility segment..............................       1,540         8,022        48,605
  Intersegment eliminations..............................    (443,607)     (342,407)     (161,199)
                                                           ----------    ----------    ----------
                                                            2,264,940     1,219,824     1,350,273
                                                           ----------    ----------    ----------
  Gross profit...........................................     534,976       431,140       375,208
Operating expenses
  Operation and maintenance..............................     205,090       158,119       139,608
  Depreciation and amortization..........................      87,001        81,469        67,664
  Taxes, other than income...............................      55,045        36,221        37,655
                                                           ----------    ----------    ----------
     Total operating expenses............................     347,136       275,809       244,927
                                                           ----------    ----------    ----------
Operating income.........................................     187,840       155,331       130,281
Other income (expense)
  Equity in earnings of Woodward Marketing, L.L.C. ......          --            --         8,062
  Miscellaneous income (expense).........................       2,191        (1,321)       (1,874)
                                                           ----------    ----------    ----------
     Total other income (expense)........................       2,191        (1,321)        6,188
Interest charges.........................................      63,660        59,174        47,011
                                                           ----------    ----------    ----------
Income before income taxes and cumulative effect of
  accounting change......................................     126,371        94,836        89,458
Income tax expense.......................................      46,910        35,180        33,368
                                                           ----------    ----------    ----------
Income before cumulative effect of accounting change.....      79,461        59,656        56,090
Cumulative effect of accounting change, net of income tax
  benefit................................................      (7,773)           --            --
                                                           ----------    ----------    ----------
     Net income..........................................  $   71,688    $   59,656    $   56,090
                                                           ==========    ==========    ==========
Per share data
  Basic income per share:
     Income before cumulative effect of accounting
       change............................................  $     1.72    $     1.45    $     1.47
     Cumulative effect of accounting change, net of
       income tax benefit................................        (.17)           --            --
                                                           ----------    ----------    ----------
     Net income..........................................  $     1.55    $     1.45    $     1.47
                                                           ==========    ==========    ==========
  Diluted income per share:
     Income before cumulative effect of accounting
       change............................................  $     1.71    $     1.45    $     1.47
     Cumulative effect of accounting change, net of
       income tax benefit................................        (.17)           --            --
                                                           ----------    ----------    ----------
     Net income..........................................  $     1.54    $     1.45    $     1.47
                                                           ==========    ==========    ==========
Weighted average shares outstanding:
  Basic..................................................      46,319        41,171        38,156
                                                           ==========    ==========    ==========
  Diluted................................................      46,496        41,250        38,247
                                                           ==========    ==========    ==========

          See accompanying notes to consolidated financial statements

                            ATMOS ENERGY CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                           ACCUMULATED
                                          COMMON STOCK                        OTHER
                                       -------------------   ADDITIONAL   COMPREHENSIVE
                                       NUMBER OF    STATED    PAID-IN        INCOME       RETAINED
                                         SHARES     VALUE     CAPITAL        (LOSS)       EARNINGS    TOTAL
                                       ----------   ------   ----------   -------------   --------   --------
                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, SEPTEMBER 30, 2000..........  31,952,340    $160     $306,887      $  2,265      $ 83,154   $392,466
COMPREHENSIVE INCOME:
  Net income.........................          --      --           --            --        56,090     56,090
  Unrealized holding losses on
    investments, net.................          --      --           --        (3,685)           --     (3,685)
                                                                                                     --------
    TOTAL COMPREHENSIVE INCOME.......                                                                  52,405
CASH DIVIDENDS ($1.16 PER SHARE).....          --      --           --            --       (44,112)   (44,112)
COMMON STOCK ISSUED:
  Public offering....................   6,741,500      34      142,009            --            --    142,043
  Acquisition of Woodward Marketing,
    L.L.C............................   1,423,193       7       26,650            --            --     26,657
  Direct stock purchase plan.........     411,159       2        8,682            --            --      8,684
  Retirement savings plan............     225,945       1        5,098            --            --      5,099
  Long-term incentive plan...........      17,172      --          272            --            --        272
  United Cities long-term stock
    plan.............................      15,300      --          240            --            --        240
  Non-employee directors equity
    incentive compensation plan......       2,740      --           60            --            --         60
  Outside directors stock-for-fee
    plan.............................       2,152      --           50            --            --         50
                                       ----------    ----     --------      --------      --------   --------
BALANCE, SEPTEMBER 30, 2001..........  40,791,501     204      489,948        (1,420)       95,132    583,864
COMPREHENSIVE INCOME:
  Net income.........................          --      --           --            --        59,656     59,656
  Minimum pension liability, net.....          --      --           --       (39,432)           --    (39,432)
  Unrealized holding losses on
    investments, net.................          --      --           --          (528)           --       (528)
                                                                                                     --------
    TOTAL COMPREHENSIVE INCOME.......                                                                  19,696
CASH DIVIDENDS ($1.18 PER SHARE).....          --      --           --            --       (48,646)   (48,646)
COMMON STOCK ISSUED:
  Direct stock purchase plan.........     505,202       2       10,546            --            --     10,548
  Retirement savings plan............     326,335       2        7,137            --            --      7,139
  Long-term incentive plan...........      50,465      --          579            --            --        579
  Outside directors stock-for-fee
    plan.............................       2,429      --           55            --            --         55
                                       ----------    ----     --------      --------      --------   --------
BALANCE, SEPTEMBER 30, 2002..........  41,675,932     208      508,265       (41,380)      106,142    573,235
COMPREHENSIVE INCOME:
  Net income.........................          --      --           --            --        71,688     71,688
  Minimum pension liability, net.....          --      --           --        39,432            --     39,432
  Unrealized holding gains on
    investments, net.................          --      --           --           489            --        489
                                                                                                     --------
    TOTAL COMPREHENSIVE INCOME.......                                                                 111,609
CASH DIVIDENDS ($1.20 PER SHARE).....          --      --           --            --       (55,291)   (55,291)
COMMON STOCK ISSUED:
  Public offering....................   4,100,000      20       99,102            --            --     99,122
  Acquisition of Mississippi Valley
    Gas Company......................   3,386,287      17       74,633            --            --     74,650
  Contribution to Atmos Pension
    Account Plan.....................   1,169,700       6       28,757            --            --     28,763
  Direct stock purchase plan.........     585,743       3       13,209            --            --     13,212
  Retirement savings plan............     360,725       2        8,277            --            --      8,279
  Long-term incentive plan...........     181,429       1        3,664            --            --      3,665
  Long-term stock plan for Mid-States
    Division.........................      13,000      --          206            --            --        206
  Outside directors stock-for-fee
    plan.............................       2,969      --           67            --            --         67
                                       ----------    ----     --------      --------      --------   --------
BALANCE, SEPTEMBER 30, 2003..........  51,475,785    $257     $736,180      $ (1,459)     $122,539   $857,517
                                       ==========    ====     ========      ========      ========   ========

          See accompanying notes to consolidated financial statements

                            ATMOS ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED SEPTEMBER 30
                                                            ---------------------------------
                                                              2003        2002        2001
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..............................................  $  71,688   $  59,656   $  56,090
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Cumulative effect of accounting change, net of income
       tax benefit........................................      7,773          --          --
     Depreciation and amortization:
       Charged to depreciation and amortization...........     87,001      81,469      67,664
       Charged to other accounts..........................      2,193       2,452       2,806
     Deferred income taxes................................     53,867      14,509      18,501
     Other................................................     (5,885)     (3,371)       (979)
  Changes in assets and liabilities:
     (Increase) decrease in cash held on deposit in margin
       account............................................     (7,711)     56,474     (62,181)
     (Increase) decrease in accounts receivable...........    (60,026)    (12,181)     65,032
     Increase in gas stored underground...................    (64,875)     (2,228)     (3,376)
     (Increase) decrease in other current assets..........    (15,747)     28,146      23,049
     (Increase) decrease in deferred charges and other
       assets.............................................     21,258     (33,515)    (12,143)
     Increase (decrease) in accounts payable and accrued
       liabilities........................................     19,417      52,302     (94,769)
     Increase (decrease) in other current liabilities.....    (40,636)     34,195      15,888
     Increase (decrease) in deferred credits and other
       liabilities........................................    (18,866)     19,487       7,413
                                                            ---------   ---------   ---------
       Net cash provided by operating activities..........     49,451     297,395      82,995
CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures....................................   (159,439)   (132,252)   (113,109)
  Acquisitions, net of cash received......................    (74,650)    (15,747)   (354,755)
  Retirements of property, plant and equipment, net.......        704      (1,725)     (1,460)
  Assets for leasing activities...........................         --      (8,511)     (5,377)
  Proceeds from sale of assets, net.......................         --          --       6,625
                                                            ---------   ---------   ---------
       Net cash used in investing activities..............   (233,385)   (158,235)   (468,076)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in short-term debt.........................    (27,196)    (55,456)    (48,800)
  Net proceeds from issuance of long-term debt............    253,267          --     347,099
  Proceeds from Bridge loan...............................    147,000          --          --
  Repayment of Bridge loan................................   (147,000)         --          --
  Repayment of long-term debt.............................    (73,165)    (20,651)    (17,670)
  Repayment of Mississippi Valley Gas debt................    (70,938)         --          --
  Cash dividends paid.....................................    (55,291)    (48,646)    (44,112)
  Issuance of common stock................................     25,720      18,321      14,405
  Net proceeds from equity offering.......................     99,229          --     142,043
                                                            ---------   ---------   ---------
       Net cash provided (used) by financing activities...    151,626    (106,432)    392,965
                                                            ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents......    (32,308)     32,728       7,884
Cash and cash equivalents at beginning of year............     47,991      15,263       7,379
                                                            ---------   ---------   ---------
Cash and cash equivalents at end of year..................  $  15,683   $  47,991   $  15,263
                                                            =========   =========   =========

          See accompanying notes to consolidated financial statements

                            ATMOS ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

     Atmos Energy Corporation and its subsidiaries are engaged primarily in the natural gas utility business as well as certain non-utility businesses. Through our natural gas utility business, we distribute natural gas through sales and transportation arrangements to approximately 1.7 million residential, commercial, public authority and industrial customers through our six regulated natural gas utility divisions, which cover the following service areas:

DIVISION                                                        SERVICE AREA
--------                                                        ------------
Atmos Energy Colorado-Kansas Division           Colorado, Kansas, Missouri
Atmos Energy Kentucky Division                  Kentucky
Atmos Energy Louisiana Division                 Louisiana
Atmos Energy Mid-States Division                Georgia, Illinois, Iowa, Missouri, Tennessee,
                                                Virginia
Atmos Energy Texas Division                     Texas
Mississippi Valley Gas Company Division(1)      Mississippi

---------------

(1) Acquired in December 2002. See Note 3.

     In addition, we transport natural gas for others through our distribution system. Our utility business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which the utility divisions operate. Our shared services unit is located in Dallas, Texas, and our customer support centers are located in Amarillo, Texas and Metairie, Louisiana.

     Our non-utility businesses are organized under Atmos Energy Holdings, Inc. and have operations in 18 states. Through September 30, 2003, Atmos Energy Marketing, LLC, together with its wholly-owned subsidiaries Woodward Marketing, L.L.C. and Trans Louisiana Industrial Gas Company, Inc., comprised our natural gas marketing segment. Effective October 1, 2003, our natural gas marketing segment was reorganized. The operations of Atmos Energy Marketing, LLC and Trans Louisiana Industrial Gas Company, Inc. were merged into Woodward Marketing, L.L.C, which was renamed Atmos Energy Marketing, LLC (AEM).

     AEM provides a variety of natural gas management services to municipalities, natural gas utility systems and industrial natural gas consumers primarily in the southeastern and midwestern states and to our Colorado-Kansas, Kentucky, Louisiana and Mid-States divisions. These services primarily consist of furnishing natural gas supplies at fixed and market-based prices, contract negotiation and administration, load forecasting, gas storage acquisition and management services, transportation services, peaking sales and balancing services, capacity utilization strategies and gas price hedging through the use of derivative products.

     Our other non-utility businesses consist primarily of the operations of Atmos Pipeline and Storage, L.L.C. and Atmos Power Systems, Inc., which are wholly-owned subsidiaries of Atmos Energy Holdings, Inc. Through Atmos Pipeline and Storage, L.L.C, we own or have an interest in underground storage fields in Kansas, Kentucky and Louisiana. Additionally, Atmos Pipeline and Storage, L.L.C. contracts for storage service in underground storage facilities on many of the interstate pipelines serving us.

     Through Atmos Power Systems, Inc. we construct and operate electric peaking power generating plants and associated facilities and may enter into agreements to either lease or sell these plants.

     Finally, United Cities Propane Gas, Inc., a wholly-owned subsidiary of Atmos Energy Holdings, Inc., owns an approximate 19 percent membership interest in U.S. Propane L.P. (USP), a joint venture formed in February 2000 with other utility companies. As of September 30, 2003, USP owned all of the general partnership interest and approximately 26 percent of the limited partnership interest in Heritage Propane Partners, L.P. a publicly traded marketer of propane through a nationwide retail distribution network. Through

                            ATMOS ENERGY CORPORATION
our ownership in USP, we own an approximate five percent indirect interest in Heritage Propane Partners, L.P. On November 7, 2003, we announced that we and our utility partners had entered into an agreement to sell our interest in USP, including the general partnership and limited partnerships in Heritage Propane Partners, L.P., for $130.0 million. We expect to receive approximately $24.7 million and to record a $4.4 million pretax book gain upon closing of the transaction which is conditioned upon regulatory and other approvals.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Atmos Energy Corporation and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated. Additionally, effective April 1, 2001, we consolidated the assets, liabilities and results of operations of Woodward Marketing, L.L.C. Prior to that time, we owned a 45 percent interest in Woodward Marketing, L.L.C. and accounted for that investment under the equity method of accounting for investments. Finally, we account for our investment in USP under the equity method of accounting for investments.

  BASIS OF COMPARISON

     Certain prior year amounts have been reclassified to conform with the current year presentation.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates include the allowance for doubtful accounts, legal and environmental accruals, insurance accruals, pension and postretirement obligations, deferred income taxes, risk management and trading activities and the valuation of goodwill, indefinite-lived intangible assets and other long-lived assets. Actual results could differ from those estimates.

  REGULATION

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

     We record regulatory assets for costs that have been deferred for which future recovery through customer rates is considered probable. Regulatory liabilities are recorded when it is probable that revenues will be

                            ATMOS ENERGY CORPORATION
reduced for amounts that will be credited to customers through the ratemaking process. Significant regulatory assets and liabilities as of September 30, 2003 and 2002 included the following:

                                                                SEPTEMBER 30
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
REGULATORY ASSETS:
  Merger and integration costs, net.........................  $23,380   $27,066
  Deferred MVG operating expenses...........................    4,645        --
  Environmental costs.......................................    4,057     3,754
  Other.....................................................    2,509     4,878
                                                              -------   -------
                                                              $34,591   $35,698
                                                              =======   =======
REGULATORY LIABILITIES:
  Deferred income taxes, net................................  $ 1,883   $ 1,826

     Merger and integration costs, net are amortized on a straight line basis over estimated useful lives ranging from 7 to 20 years. During the fiscal years ended September 30, 2003, 2002 and 2001, we recognized $8.2 million, $6.3 million and $5.8 million in amortization expense related to these costs. These costs will be substantially amortized in December 2005.

     At September 30, 2003, we had rate cases pending in our Kansas and West Texas jurisdictions. Additionally, we filed a rate case in our Lubbock, Texas system in October 2003. Finally, we are considering our response to an October 2003 ruling in our Mississippi jurisdiction which denied our request for a rate increase.

  REVENUE RECOGNITION

     Sales of natural gas to our utility customers are billed on a monthly cycle basis; however, the billing cycle periods for certain classes of customers do not necessarily coincide with accounting periods used for financial reporting purposes. We follow the revenue accrual method of accounting for utility segment revenues whereby revenues applicable to gas delivered to customers, but not yet billed under the cycle billing method, are estimated and accrued and the related costs are charged to expense.

     Energy trading contracts resulting in the delivery of a commodity where we are the principal in the transaction are recorded as natural gas marketing sales or purchases at the time of physical delivery. Realized gains and losses from the settlement of financial instruments that do not result in physical delivery related to our natural gas marketing energy trading contracts and unrealized gains and losses from changes in the market value of open contracts are included as a component of natural gas marketing revenues. For the years ended September 30, 2003, 2002 and 2001, we included unrealized gains (losses) on open contracts of $6.3 million, ($10.5) million and $4.5 million as a component of natural gas marketing revenues.

  CASH AND CASH EQUIVALENTS

     We consider all highly liquid investments with an initial or remaining maturity of three months or less to be cash equivalents.

  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Accounts receivable consist of natural gas sales to residential, commercial, industrial, municipal, agricultural and other customers. For the majority of our receivables, we establish an allowance for doubtful accounts based on an aging of those receivable balances. We apply percentages to each aging category based

                            ATMOS ENERGY CORPORATION
on our collections experience. On certain other receivables where we are aware of a specific customer's inability or reluctance to pay, we record an allowance for doubtful accounts against amounts due to reduce the net receivable balance to the amount we reasonably expect to collect. However, if circumstances change, our estimate of the recoverability of accounts receivable could be different. Circumstances which could affect our estimates include, but are not limited to, customer credit issues, the level of natural gas prices and general economic conditions.

  GAS STORED UNDERGROUND

     Gas stored underground is valued using the average cost method for all our utility divisions, except for the Mid-States Division, where it is valued on the first-in first-out method. Gas stored underground and owned by Atmos Pipeline and Storage, L.L.C. is valued on the last-in first-out method. Gas in storage that is retained as cushion gas to maintain reservoir pressure is classified as property, plant and equipment and is valued at cost.

  UTILITY PROPERTY, PLANT AND EQUIPMENT

     Utility property, plant and equipment is stated at original cost net of contributions in aid of construction. The cost of additions includes direct construction costs, payroll related costs (taxes, pensions and other fringe benefits), administrative and general costs and an allowance for funds used during construction. The allowance for funds used during construction represents the estimated cost of funds used to finance the construction of major projects and are capitalized in the rate base for ratemaking purposes when the completed projects are placed in service. Interest expense of $0.8 million, $1.3 million and $1.2 million was capitalized in 2003, 2002 and 2001.

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

     Utility property, plant and equipment is depreciated at various rates on a straight-line basis over the estimated useful lives of the assets. The composite rates are as follows:

2003.......................  3.8%
2002.......................  3.8%
2001.......................  3.7%

     At the time property, plant and equipment is retired, the cost, plus removal expenses less salvage, is charged to accumulated depreciation.

  NON-UTILITY PROPERTY, PLANT AND EQUIPMENT

     Non-utility property, plant and equipment is stated at cost. Depreciation is generally computed on the straight-line method for financial reporting purposes based upon estimated useful lives ranging from 8 to 38 years.

  ASSET RETIREMENT OBLIGATION

     SFAS 143, Accounting for Asset Retirement Obligations which was effective for us October 1, 2002 requires that we record a liability at fair value for an asset retirement obligation when the legal obligation to retire the asset has been incurred with an offsetting increase to the carrying value of the related asset. Accretion of the asset retirement obligation due to the passage of time is recorded as an operating expense. As of September 30, 2003, we have no material asset retirement obligations.

                            ATMOS ENERGY CORPORATION

  IMPAIRMENT OF LONG-LIVED ASSETS

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

  GOODWILL AND INTANGIBLE ASSETS

     We annually evaluate our goodwill balances for impairment during our second fiscal quarter or more frequently as impairment indicators arise. We use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. These calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates and the discount rate. An impairment charge is recognized if the carrying value of a reporting unit's goodwill exceeds its fair value.

     Intangible assets are amortized over their useful lives ranging from 3 to 10 years. These assets are reviewed for impairment as impairment indicators arise. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected future cash flows. In the event the sum of the expected future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. To date, no impairment has been recognized.

  MARKETABLE SECURITIES

     As of September 30, 2003 and 2002, all of our marketable securities are classified as available-for-sale securities based upon the criteria of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with that standard, these securities are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). We regularly evaluate the performance of these investments on a fund by fund basis for impairment, taking into consideration the fund's volatility and current returns. If a determination is made that a decline in fair value is other than temporary, the related fund is written down to its estimated fair value.

  DERIVATIVES AND HEDGING ACTIVITIES

     Our derivative and hedging activities are tailored to the segment to which they relate. We record our derivatives as a component of risk management assets and liabilities, which are classified as current or noncurrent, based upon the anticipated settlement date of the underlying derivative. These assets and liabilities are recorded as components of other current assets, deferred charges and other assets, other current liabilities or deferred credits and other liabilities depending on the expiration or maturity date of the instrument.

  Utility Segment

     We use a combination of storage and financial hedges to protect us and our customers against unusually large winter period gas price increases. Our financial hedges are accounted for under the mark-to-market method pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities. However, because these costs will ultimately be recovered through our rates, current period changes in the assets and liabilities from risk management activities are recorded as a component of deferred gas costs in accordance with SFAS 71 and recognized in purchased gas cost in the income statement when the related costs are

                            ATMOS ENERGY CORPORATION
recovered through our rates. Accordingly, there is no earnings impact as a result of the use of these financial instruments.

  Natural Gas Marketing Segment

     The principal business of AEM is the overall management of natural gas requirements for municipalities, local gas utility companies and industrial customers located primarily in the southeastern and midwestern United States. AEM also supplies our regulated operations with a portion of our natural gas requirements on a competitive bid basis.

     In the management of natural gas requirements for municipalities and other local utilities, AEM sells physical natural gas to customers for future delivery. AEM manages margins and limits risk exposure on the sale of natural gas inventory or the offsetting fixed-price purchase or sale commitments for physical quantities of natural gas through the use of financial derivatives, including forwards, over-the-counter and exchange-traded options and swap contracts with counterparties. Over-the-counter swap agreements require AEM to receive or make payments based on the difference between a fixed price and the market price of natural gas on the settlement date. Options held to manage price risk provide the right, but not the requirement, to buy or sell energy commodities at a fixed price. AEM links these financial derivatives to physical delivery of natural gas and typically balances its derivative positions at the end of each trading day. However, at any point in time, AEM may not have completely offset its risk on these activities.

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

     These trading activities are subject to a risk management policy which limits the level of trading loss to a maximum of 25 percent of the budgeted annual operating income of Atmos Energy Holdings. Compliance with this risk management policy is monitored on a daily basis. In addition, the risk management policy limits Woodward Marketing's Gas Daily Daily and NYMEX positions with price risk, including inventory, (open positions) to a total volume of 5.0 Bcf. We manage our business to maintain no open positions. However, at times, limited net open positions related to our physical storage may occur on a short term basis. Woodward Marketing's open trading positions are monitored daily but are not required to be closed if they remain within the limits set by the bank loan agreement.

     Those futures contracts that are designated as fair value hedges in accordance with SFAS 133 are recorded at fair value on the balance sheet with an offsetting adjustment to the underlying item being hedged. Those financial contracts that are not designated as hedges are recorded on the balance sheet at fair value with current period changes in these contracts recorded as net gains or losses in our natural gas marketing revenue on the consolidated statement of income. Generally, any price risk related to fixed price forward contracts that are marked to market through earnings is mitigated by offsetting futures contracts that are also marked to market through earnings. Any mark-to-market gains or losses on affiliate contracts are eliminated in consolidation.

     Changes in the valuation of assets and liabilities arising from risk management activities primarily result from changes in the valuation of the portfolio of contracts, maturity and settlement of contracts and newly originated transactions. Market prices and models used to value these transactions reflect our best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts. Values are adjusted to reflect the potential impact of an orderly

                            ATMOS ENERGY CORPORATION
liquidation of our positions over a reasonable period of time under present market conditions. Changes in market prices directly affect our estimate of the fair value of these transactions.

  PENSION AND OTHER POSTRETIREMENT PLANS

     Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates and demographical data. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized. The assumed return on plan assets is based on management's expectation of the long-term return on the portfolio of plan assets. The discount rate used to compute the present value of plan liabilities generally is based on rates of high grade corporate bonds with maturities similar to the average period over which benefits will be paid.

  INCOME TAXES

     Income taxes are provided based on the liability method, which results in income tax assets and liabilities arising from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The liability method requires the effect of tax rate changes on current and accumulated deferred income taxes to be reflected in the period in which the rate change was enacted. The liability method also requires that deferred tax assets be reduced by a valuation allowance unless it is more likely than not that the assets will be realized.

  STOCK-BASED COMPENSATION PLANS

     We have two stock-based compensation plans that provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, bonus stock, restricted stock and performance-based stock to officers, key employees and non-employee directors: the 1998 Long-Term Incentive Plan and the Long-Term Stock Plan for the Mid-States Division. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives and promoting our success by providing employees with the opportunity to acquire common stock. These plans are more fully described in
Note 8. As permitted by SFAS 123, Accounting for Stock-Based Compensation we account for these plans under the intrinsic value method described in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Under this method, no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.

     Awards of restricted stock are generally valued at the market price of the Company's common stock on the date of grant. The unearned compensation is amortized to operation and maintenance expense over the vesting period of the restricted stock.

                            ATMOS ENERGY CORPORATION

     Had compensation expense for our stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, our net income and earnings per share for the years ended September 30, 2003, 2002 and 2001 would have been impacted as shown in the following table:

                                                                    YEAR ENDED SEPTEMBER 30
                                                            ---------------------------------------
                                                               2003          2002          2001
                                                            -----------   -----------   -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income -- as reported.................................    $71,688       $59,656       $56,090
Restricted stock compensation expense included in income,
  net of tax..............................................        370           487           708
Total stock-based employee compensation expense determined
  under fair value based method for all awards, net of
  taxes...................................................     (1,362)         (974)       (1,095)
                                                              -------       -------       -------
Net income -- pro forma...................................    $70,696       $59,169       $55,703
                                                              =======       =======       =======
Earnings per share:
  Basic earnings per share -- as reported.................    $  1.55       $  1.45       $  1.47
                                                              =======       =======       =======
  Basic earnings per share -- pro forma...................    $  1.53       $  1.44       $  1.46
                                                              =======       =======       =======
  Diluted earnings per share -- as reported...............    $  1.54       $  1.45       $  1.47
                                                              =======       =======       =======
  Diluted earnings per share -- pro forma.................    $  1.52       $  1.43       $  1.46
                                                              =======       =======       =======

  ACCOUNTING PRONOUNCEMENTS IMPLEMENTED

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Effective October 1, 2002, we adopted SFAS 143, which had no material impact to our financial position or results of operations based on the perpetual nature of our franchise agreements and on our experience in the businesses in which we operate.

     As more fully described in Note 5, on October 25, 2002, the Emerging Issues Task Force (EITF) issued EITF 02-03, Accounting for Contracts Involved in Energy Trading and Risk Management, which rescinded EITF 98-10, Accounting for Energy Trading and Risk Management Activities, and required that all energy trading contracts entered into after October 25, 2002 be accounted for pursuant to the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Prior to the issuance of EITF 02-03, we accounted for all energy trading contracts under the mark-to-market method in accordance with EITF 98-10. Upon the adoption of EITF 02-03, our inventory, storage, transportation and index-priced physical forward contracts are no longer marked to market. Our index-priced physical forward contracts are now considered normal purchases and sales under SFAS 133. Accordingly, the carrying value of these contracts was frozen as of January 1, 2003 and will be recognized in earnings concurrent with delivery under the contracts. We recognized a charge for the cumulative effect of accounting change of $7.8 million, net of income tax benefit, upon the adoption of EITF 02-03 in the second quarter of fiscal 2003. Fixed price contracts generally continue to be marked to market. In conjunction with the adoption of EITF 02-03, energy trading contracts resulting in delivery of a commodity where we are the principal in the transaction are included as natural gas marketing sales or purchases. All prior periods have been reclassified to conform with this new presentation.

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation. SFAS 148 provides three transition options for companies that account for stock-based compensation under the intrinsic method to convert to the fair value method. SFAS 148 also modified the disclosure requirements for stock-based compensation to increase the prominence and character of the pro forma disclosures for entities using

                            ATMOS ENERGY CORPORATION
the intrinsic value method. Although we have elected to continue using the intrinsic value method, we adopted the disclosure requirements prescribed by SFAS 148.

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

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Under SFAS 150, mandatorily redeemable financial instruments, obligations to repurchase the issuer's shares by transferring assets and certain obligations to issue a variable number of shares to settle that obligation must be classified as liabilities on the balance sheet and initially recorded at fair value. SFAS 150 is effective for the Company for financial instruments entered into or modified after May 31, 2003, and on July 1, 2003 for most previously existing financial instruments. In November 2003, the FASB voted to defer indefinitely the effective date for certain mandatorily redeemable non-controlling interests
(MRNI) associated with finite-lived subsidiaries. For all other MRNIs, the effective date was deferred to November 5, 2003. The adoption of SFAS 150 did not impact our financial position, results of operations or net cash flows as we currently do not use any of the financial instruments subject to this statement.

     In November 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS 5, Accounting For Obligations, relating to a guarantor's accounting for, and disclosure of the issuance of certain types of guarantees. The adoption of FIN 45 did not impact our financial position, results of operations or net cash flows as we currently do not have any guarantees that meet the recognition and disclosure criteria outlined in this pronouncement.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities (VIE)) and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. FIN 46 applies immediately to VIEs created after January 31, 2003 or to VIEs obtained after that date. For variable interests held in VIEs acquired prior to February 1, 2003, FIN 46 was originally effective July 1, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 for VIEs created prior to February 1, 2003 to the first reporting period after December 15, 2003. The adoption of this interpretation will not have a material impact on our financial position, results of operations or net cash flows because Atmos currently is not a primary beneficiary of a VIE.

3.  ACQUISITIONS

  ACQUISITION OF MISSISSIPPI VALLEY GAS COMPANY

     On December 3, 2002, we completed the acquisition of Mississippi Valley Gas Company (MVG), Mississippi's largest natural gas utility, which enabled us to expand our service area into Mississippi. MVG served approximately 261,500 residential, commercial, industrial and other customers located primarily in the

                            ATMOS ENERGY CORPORATION
northern and central regions of Mississippi. We paid approximately $74.7 million in cash and $74.7 million in Atmos Energy common stock consisting of 3,386,287 unregistered shares. We also repaid approximately $70.9 million of MVG's outstanding debt. The results of operations of MVG have been consolidated with our results of operations from the acquisition date.

     The following table summarizes the fair values of the assets acquired and liabilities assumed, in thousands:

Net property, plant and equipment...........................  $156,516
Current assets..............................................    42,576
Rights-of-way...............................................    11,746
Goodwill....................................................    81,550
Deferred charges and other assets...........................     9,642
                                                              --------
  Total assets acquired.....................................   302,030
Current liabilities.........................................   (47,750)
Noncurrent liabilities......................................   (81,753)
Other acquisition related costs.............................   (23,227)
                                                              --------
  Purchase price............................................  $149,300
                                                              ========

     The value assigned to goodwill was based on our belief that the acquisition of MVG will enable us to leverage our existing technology in order to add value to Atmos. This goodwill is not deductible for tax purposes. Other acquisition-related costs consist of $13.1 million of make-whole premiums related to the repayment of MVG's debt and other costs including termination benefits.

     The table below reflects the unaudited pro forma results of the Company and MVG for the years ended September 30, 2003 and 2002 as if the acquisition had taken place at the beginning of fiscal 2002.

                                                                   SEPTEMBER 30
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                    (UNAUDITED)
                                                                  (IN THOUSANDS)
Operating revenue...........................................  $2,835,673   $1,870,090
Income before cumulative effect of accounting change........      76,293       69,295
Net income..................................................      68,520       69,295
Income before cumulative effect of accounting change per
  diluted share.............................................  $     1.62   $     1.55
Net income per diluted share................................  $     1.46   $     1.55

  ACQUISITION OF REMAINING EQUITY INTEREST IN WOODWARD MARKETING, L.L.C.

     In April 2001, we acquired from Woodward Marketing, Inc. the 55 percent interest in Woodward Marketing, L.L.C. that we did not already own in exchange for 1,423,193 restricted shares of our common stock with a value of $26.7 million. The consideration is subject to a potential upward adjustment, based on our share price, of up to 232,547 shares plus an amount of shares to compensate for dividends paid after the completion of the acquisition. The adjustment period expires on March 31, 2006.

  ACQUISITION OF NATURAL GAS OPERATIONS IN LOUISIANA

     Effective July 1, 2001, we acquired the assets of Louisiana Gas Service Company and LGS Natural Gas Company (collectively referred to as LGS) for $363.4 million. The acquired assets provide natural gas

                            ATMOS ENERGY CORPORATION
distribution service through approximately 279,000 residential and commercial meters in southeastern and northern Louisiana. The service territory includes the suburban areas of metropolitan New Orleans (excluding Orleans Parish), the north shore of Lake Pontchartrain and the Monroe/West Monroe metropolitan area. The non-utility operations include a natural gas marketing company and an intrastate pipeline company which provides gas transportation service to industrial customers in Louisiana and to the acquired assets. The acquisition increased the size of our operations in Louisiana and allowed us to achieve certain synergies and cost savings by combining the acquired operations with our existing Louisiana operations. The acquisition was financed through the issuance of $350.0 million of unsecured 7.375% Senior Notes due in 2011.

4.  GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets are comprised of the following as of September 30, 2003 and 2002.

                                                                 SEPTEMBER 30
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Goodwill....................................................  $268,469   $185,015
Intangible assets...........................................     5,030      5,365
                                                              --------   --------
Total.......................................................  $273,499   $190,380
                                                              ========   ========

     The following presents our goodwill balance allocated by segment and changes in our balance for the year ended September 30, 2003:

                                                      NATURAL GAS      OTHER
                                           UTILITY     MARKETING    NON-UTILITY
                                           SEGMENT      SEGMENT       SEGMENT      TOTAL
                                           --------   -----------   -----------   --------
                                                           (IN THOUSANDS)
Balance as of September 30, 2002.........  $150,287     $21,288       $13,440     $185,015
Acquisition of MVG (See Note 3)..........    81,550          --            --       81,550
Deferred tax adjustments and
  reclassifications......................     1,904       1,312        (1,312)       1,904
                                           --------     -------       -------     --------
Balance as of September 30, 2003.........  $233,741     $22,600       $12,128     $268,469
                                           ========     =======       =======     ========

     Effective October 1, 2001, we adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets. Goodwill applicable to the utility segment primarily arose from our July 1, 2001 acquisition of the assets of LGS and our December 3, 2002 acquisition of MVG. This goodwill is not subject to amortization under SFAS 142. Goodwill applicable to the Natural Gas Marketing Segment was amortized over 20 years prior to the adoption of SFAS 142. The proforma effect of adopting SFAS 142 would be to increase net income by $0.3 million for fiscal 2001.

     SFAS 142 requires that we evaluate our goodwill balances for impairment on an annual basis or when impairment indicators arise. We performed our annual evaluation during the quarter ended March 31, 2003 which resulted in no impairment. No indicators have arisen since that time that would indicate that our goodwill balance is impaired.

                            ATMOS ENERGY CORPORATION

     Information regarding our intangible assets is included in the following table. As of September 30, 2003 and 2002, we had no indefinite-lived intangible assets:

                                                    SEPTEMBER 30, 2003                 SEPTEMBER 30, 2002
                                             --------------------------------   --------------------------------
                                   USEFUL     GROSS                              GROSS
                                    LIFE     CARRYING   ACCUMULATED             CARRYING   ACCUMULATED
                                   (YEARS)    AMOUNT    AMORTIZATION    NET      AMOUNT    AMORTIZATION    NET
                                   -------   --------   ------------   ------   --------   ------------   ------
                                                                  (IN THOUSANDS)
Customer contracts...............    10       $6,521      $(1,574)     $4,947    $6,521      $(1,323)     $5,198
Noncompete agreements............     3          250         (167)         83       250          (83)        167
                                              ------      -------      ------    ------      -------      ------
                                              $6,771      $(1,741)     $5,030    $6,771      $(1,406)     $5,365
                                              ======      =======      ======    ======      =======      ======

     The following table presents actual amortization expense recognized during 2003 and an estimate of future amortization expense based upon our intangible assets at September 30, 2003.

AMORTIZATION EXPENSE (IN THOUSANDS):
Actual for the fiscal year ending September 30, 2003........   $335
Estimated for the fiscal year ending:
  September 30, 2004........................................    870
  September 30, 2005........................................    652
  September 30, 2006........................................    585
  September 30, 2007........................................    585
  September 30, 2008........................................    585

5.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     We conduct our risk management activities through both our utility and natural gas marketing segments. The following table shows our risk management assets and liabilities by segment at September 30, 2003 and 2002:

                                                                  NATURAL GAS
                                                        UTILITY    MARKETING     TOTAL
                                                        -------   -----------   -------
                                                                (IN THOUSANDS)
SEPTEMBER 30, 2003:
Assets from risk management activities, current.......  $   202     $22,057     $22,259
Assets from risk management activities, noncurrent....       --       1,699       1,699
Liabilities from risk management activities,
  current.............................................   (7,941)    (12,849)    (20,790)
Liabilities from risk management activities,
  noncurrent..........................................       --        (763)       (763)
                                                        -------     -------     -------
Net assets (liabilities)..............................  $(7,739)    $10,144     $ 2,405
                                                        =======     =======     =======
SEPTEMBER 30, 2002:
Assets from risk management activities, current.......  $ 4,424     $23,560     $27,984
Assets from risk management activities, noncurrent....       --       5,241       5,241
Liabilities from risk management activities,
  current.............................................       --     (18,487)    (18,487)
Liabilities from risk management activities,
  noncurrent..........................................       --      (3,663)     (3,663)
                                                        -------     -------     -------
Net assets............................................  $ 4,424     $ 6,651     $11,075
                                                        =======     =======     =======

                            ATMOS ENERGY CORPORATION

     The following table shows the components of the change in fair value of our utility and natural gas marketing derivative contract activities for the year ended September 30, 2003 (in thousands).

                                                                        NATURAL GAS
                                                              UTILITY    MARKETING
                                                              -------   -----------
Fair value of contracts at September 30, 2002...............  $ 4,424     $ 6,651
  Contracts realized/settled................................   (4,638)     (1,363)
  Fair value of new contracts...............................   (7,525)      6,176
  Other changes in value....................................       --       7,479
  Cumulative effect of accounting change....................       --      (8,799)
                                                              -------     -------
Fair value of contracts at September 30, 2003...............  $(7,739)    $10,144
                                                              =======     =======

  UTILITY HEDGING ACTIVITIES

     For the 2002-2003 heating season, we covered approximately 51 percent of our anticipated flowing gas requirements through a combination of storage, financial hedges and fixed forward contracts at a weighted average cost of less than $4.00 per Mcf. This provided a measure of protection to us and our customers against the natural gas price volatility experienced during the 2002-2003 winter heating season.

  NON-UTILITY HEDGING ACTIVITIES

     Our non-utility hedging activities are conducted through AEM. AEM manages margins and limits risk exposure on natural gas inventory, fixed-price physical forwards, and purchases and sales of Gas Daily Daily natural gas through the use of financial derivatives, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. We manage our business to maintain no open positions. However, at times, limited net open positions related to our physical storage may occur on a short term basis. At the close of business on September 30, 2003 and 2002, AEM had a net open position (including inventory) of 0.1 Bcf and 1.9 Bcf. As of September 2003 and 2002, contracts representing 99 and 97 percent of the fair value of these contracts are scheduled to mature within three years.

     Financial instruments, which subject AEM to counterparty risk, consist primarily of financial instruments arising from trading and risk management activities that are not insured. Counterparty risk is the risk of loss from nonperformance by financial counterparties to a contract. Exchange-traded future and option contracts are generally guaranteed by the exchanges.

  Adoption of EITF 02-03

     On October 25, 2002, the EITF issued EITF 02-03, Accounting for Contracts Involved in Energy Trading and Risk Management, which rescinded EITF 98-10, Accounting for Energy Trading and Risk Management Activities, and required that all energy trading contracts entered into after October 25, 2002 be accounted for pursuant to the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Prior to the issuance of EITF 02-03, we accounted for all energy trading contracts under the mark-to-market method in accordance with EITF 98-10.

     Prior to December 31, 2002, we had recorded $12.9 million ($7.8 million, net of tax) of unrealized income related to our storage and transportation contracts and certain full requirements contracts in accordance with EITF 98-10. On January 1, 2003, we reversed this unrealized income, which was reported as a non-cash cumulative effect of a change in accounting principle in accordance with APB 20, Accounting Changes.

                            ATMOS ENERGY CORPORATION

     Additionally, beginning January 1, 2003, all energy trading contracts are being accounted for pursuant to the provisions of SFAS 133. As a result, many of our index-priced physical forward contracts qualify for the normal purchases and sales exception under SFAS 133 and are not marked to market for changes in value subsequent to December 31, 2002. The carrying value of these contracts as of January 1, 2003 was frozen and will be recognized in earnings concurrent with delivery under the contracts. Fixed price contracts generally continue to be marked to market. In conjunction with the adoption of EITF 02-03, energy trading contracts resulting in delivery of a commodity where we are the principal in the transaction are included as natural gas marketing sales or purchases. All prior year periods have been reclassified to conform with this new presentation.

     Finally, effective January 1, 2003, we designated a portion of our futures contracts as fair value hedges of the natural gas marketing segment's gas inventory. Accordingly, the inventory was adjusted to cost as of January 1, 2003 as part of the cumulative effect adjustment, and subsequent changes in fair value will be recognized as an adjustment to the carrying value of the hedged inventory.

  WEATHER INSURANCE

     In June 2001, we purchased a three year weather insurance policy with an option to cancel the third year of coverage. The insurance was designed for our Texas and Louisiana operations to protect against weather that was at least seven percent warmer than normal for the entire heating season of October through March beginning with the 2001-2002 heating season. The cost of the three year policy was $13.2 million, which was prepaid and was amortized over the appropriate heating seasons based on degree days. Amortization expense of $5.0 million and $4.4 million was recognized during the fiscal years ended September 30, 2003 and 2002. Included in the amortization expense for fiscal 2003 was a third quarter charge of $0.6 million, net of cash received, related to the cancellation of the third year of coverage on our weather insurance policy primarily as a result of rate relief in Louisiana and prospects for weather normalization adjustments in Texas. Because weather was not at least seven percent warmer than normal, no income was recognized under this insurance policy during fiscal 2003 and 2002.

                            ATMOS ENERGY CORPORATION

6.  DEBT

  LONG-TERM DEBT

     Long-term debt at September 30, 2003 and 2002 consisted of the following:

                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Unsecured 11.2% Senior Notes, due 2002, payable in annual
  installments of $2,000....................................  $     --   $  2,000
Unsecured 9.76% Senior Notes, due 2004, payable in annual
  installments of $3,000....................................        --      9,000
Unsecured 9.57% Senior Notes, due 2006, payable in annual
  installments of $2,000....................................        --      8,000
Unsecured 7.95% Senior Notes, due 2006, payable in annual
  installments of $1,000....................................        --      4,000
Unsecured 8.07% Senior Notes, due 2006, payable in annual
  installments of $4,000 beginning 2002.....................        --     20,000
Unsecured 10% Notes, due 2011...............................     2,303      2,303
Unsecured 7.375% Senior Notes, due 2011.....................   350,000    350,000
Unsecured 5.125% Senior Notes, due 2013.....................   250,000         --
Unsecured 8.26% Senior Notes, due 2014, payable in annual
  installments of $1,818 beginning 2004.....................        --     20,000
Medium term notes
  Series A, 1995-2, 6.27%, due 2010.........................    10,000     10,000
  Series A, 1995-1, 6.67%, due 2025.........................    10,000     10,000
Unsecured 6.75% Debentures, due 2028........................   150,000    150,000
First Mortgage Bonds
  Series J, 9.40% due 2021..................................    17,000     17,000
  Series P, 10.43% due 2017.................................    13,750     16,250
  Series Q, 9.75% due 2020..................................    17,000     18,000
  Series R, 11.32% due 2004.................................     2,160      4,300
  Series T, 9.32% due 2021..................................    18,000     18,000
  Series U, 8.77% due 2022..................................    20,000     20,000
  Series V, 7.50% due 2007..................................     6,733     10,000
Rental property, propane and other term notes due in
  installments through 2013.................................     6,317      3,590
                                                              --------   --------
     Total long-term debt...................................   873,263    692,443
Less current maturities.....................................    (9,345)   (21,980)
                                                              --------   --------
                                                              $863,918   $670,463
                                                              ========   ========

     Most of the First Mortgage Bonds contain provisions that allow us to prepay the outstanding balance in whole at any time, subject to a prepayment premium. The First Mortgage Bonds provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after December 31, 1988 may not exceed the sum of accumulated net income for periods after December 31, 1988 plus $15.0 million. At

                            ATMOS ENERGY CORPORATION

September 30, 2003, approximately $84.1 million of retained earnings was unrestricted. We are in compliance with all of our debt covenants as of September 30, 2003.

     In December 2001, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $600.0 million in new common stock and/or debt. The registration statement was declared effective by the SEC on January 30, 2002. On January 16, 2003, we issued $250.0 million of 5 1/8% Senior Notes due 2013 under the registration statement. The net proceeds of $249.3 million were used to repay debt under an acquisition credit facility used to finance our acquisition of MVG, to repay $54.0 million in unsecured senior notes held by institutional lenders and short-term debt under our commercial paper program and to provide funds for general corporate purposes. Additionally, as further discussed in Note 7, we sold 4,100,000 shares of our common stock in connection with our 2003 Offering under the registration statement. After the debt offering and these common stock sales, approximately $246.0 million remains available under the shelf registration statement.

     As of September 30, 2003, all of the Colorado-Kansas Division utility plant assets with a net book value of approximately $194.5 million were subject to a lien under the 9.4 percent Series J First Mortgage Bonds assumed by us in the acquisition of Greeley Gas Company. Also, substantially all of the Mid-States Division utility plant assets, totaling $345.1 million, were subject to a lien under the Indenture of Mortgage of the Series P through V First Mortgage Bonds.

     Based on the borrowing rates currently available to us for debt with similar terms and remaining average maturities, the fair value of long-term debt at September 30, 2003 and 2002 is estimated, using discounted cash flow analysis, to be $1,003.9 million and $775.5 million.

     Maturities of long-term debt at September 30, 2003 were as follows (in thousands):

2004.............................................   $  9,345
2005.............................................      4,990
2006.............................................      6,088
2007.............................................      6,374
2008.............................................      6,132
Thereafter.......................................    840,334
                                                    --------
                                                    $873,263
                                                    ========

  SHORT-TERM DEBT

     At September 30, 2003, short-term debt consisted of $118.6 million of commercial paper. At September 30, 2002, short-term debt was composed of $132.7 million of commercial paper and $13.1 million outstanding under bank credit facilities. The weighted average interest rate on short-term borrowings outstanding was 1.7 percent and 2.3 percent at September 30, 2003 and 2002.

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

                            ATMOS ENERGY CORPORATION

  Committed Credit Facilities

     We have two short-term committed credit facilities totaling $368.0 million. The first short-term unsecured credit facility is for $350.0 million, bears interest at the Eurodollar rate plus 0.625 percent and serves as a backup liquidity facility for our commercial paper program. This facility was renewed in July 2003 with a $50.0 million increase in the amount of the facility under substantially the same terms as those of the prior facility. This facility will expire in July 2004. At September 30, 2003, $118.6 million of commercial paper was outstanding, and Atmos Energy Corporation letters of credit reduced the amount available by an additional $2.4 million. We have a second unsecured facility in place for $18.0 million that bears interest at the Fed Funds rate plus 0.5 percent. At September 30, 2003, there were no borrowings under this credit facility. These credit facilities are negotiated at least annually and are used for working capital purposes.

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

     The availability of funds under our credit facilities is subject to conditions specified therein, which we currently meet. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in our $350.0 million credit facility to maintain a ratio of total debt to total capitalization of no greater than 70 percent. At September 30, 2003, our total debt to total capitalization ratio, as defined, was 55 percent.

  Uncommitted Credit Facilities

     Our Woodward Marketing subsidiary has a $210.0 million uncommitted demand working capital credit facility that bears interest at LIBOR plus 2.5 percent. Atmos Energy Holdings, Inc. (AEH) and AEM, our wholly-owned subsidiaries, are guarantors of all amounts outstanding under this facility. Effective October 1, 2003 with the reorganization of our natural gas marketing segment, AEM became the borrower under the credit facility and AEH became the sole guarantor of the facility. At September 30, 2003, no amount was outstanding under this credit facility, although Woodward Marketing, L.L.C. letters of credit totaling $76.9 million reduced the amount available. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to Woodward Marketing under this credit facility at September 30, 2003 was $28.3 million. This credit facility expires on March 31, 2004 and is expected to be renewed at that time.

     We also have an unsecured short-term uncommitted credit line for $20.0 million. There were no borrowings under this uncommitted credit facility at September 30, 2003. This uncommitted line is renewed or renegotiated at least annually with varying terms and we pay no fee for the availability of the line. Borrowings under this line are made on a when and as-available basis at the discretion of the bank. This facility is also used for working capital purposes. In October 2003, we increased the amount of this credit line to $25.0 million.

     In addition, Woodward Marketing has a $100.0 million intercompany credit facility with AEH for its non-utility business which bore interest at LIBOR plus
1.25 percent through July 2003 when the interest rate was increased to LIBOR plus 2.75%. Any outstanding amounts under this facility are subordinated to Woodward Marketing's $210.0 million uncommitted demand credit facility described above. At September 30, 2003, $70.0 million was outstanding under this facility.

                            ATMOS ENERGY CORPORATION

7.  SHAREHOLDERS' EQUITY

     On June 23, 2003, we completed a public offering of 4,000,000 shares of our common stock, and we sold an additional 100,000 shares of our common stock in July 2003 when our underwriters exercised their overallotment option (collectively referred to as the 2003 Offering). The 2003 Offering was priced at $25.31 per share and generated net proceeds of approximately $99.2 million. The proceeds were used to partially fund our pension plan, to repay short-term debt and to fund general corporate purposes including the purchase of natural gas for storage.

     We have a Rights Agreement under which each right (Right) will entitle the holder thereof, until May 10, 2008 or the date of redemption of the Rights, to buy 1/10 of one share of Common Stock of Atmos at the exercise price of $8.00, subject to adjustment. At no time will the Rights have any voting rights. The exercise price payable and the number of shares of Common Stock or other securities or property issuable upon exercise of the Rights are subject to adjustment from time to time to prevent dilution. At the date upon which the Rights become separate from our Common Stock (the Distribution Date), we will issue one right with each share of Common Stock that becomes outstanding so that all shares of Common Stock will have attached Rights. After the Distribution Date, we may issue Rights when we issue Common Stock if the Board deems such issuance to be necessary or appropriate.

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

8.  STOCK AND OTHER COMPENSATION PLANS

  STOCK-BASED COMPENSATION PLANS

     We have two stock-based compensation plans that provide for the granting of stock options and restricted stock to officers, key employees and non-employee directors: the 1998 Long-Term Incentive Plan and the Long-Term Stock Plan for the Mid-States Division. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives and promoting our success by providing employees with the opportunity to acquire common stock.

  1998 Long-Term Incentive Plan

     On August 12, 1998, the Board of Directors approved and adopted the 1998 Long-Term Incentive Plan, which became effective October 1, 1998 after approval by the shareholders of Atmos. The Long-Term Incentive Plan is a comprehensive, long-term incentive compensation plan providing for discretionary awards of incentive stock options, non-qualified stock options, stock appreciation rights, bonus stock, restricted stock and performance-based stock to help attract, retain and reward employees and non-employee directors of Atmos and its subsidiaries. We are authorized to grant awards for up to a maximum of 4,000,000 shares of common stock under this plan subject to certain adjustment provisions. As of September 30, 2003, non-qualified stock options, bonus stock and restricted stock have been issued under this plan, and 1,923,464 shares were available for issuance. The option price of the stock options issued under this plan is equal to the market price of our stock at the date of grant. These stock options expire 10 years from the date of the grant and vest annually over a service period ranging from one to three years.

                            ATMOS ENERGY CORPORATION

     A summary of activity for grants of stock options under the 1998 Long-Term Incentive Plan follows:

                                         2003                   2002                   2001
                                 --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                 NUMBER OF   EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                                  OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                 ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year.........................  1,557,606    $21.87    1,009,330    $21.43      658,500    $19.76
  Granted......................    411,860     21.37      607,877     22.35      439,500     23.45
  Exercised....................    (92,989)    17.79      (19,102)    16.69      (17,172)    15.82
  Forfeited....................    (49,167)    23.89      (40,499)    20.53      (71,498)    19.86
                                 ---------    ------    ---------    ------    ---------    ------
Outstanding at end of year.....  1,827,310    $21.91    1,557,606    $21.87    1,009,330    $21.43
                                 =========    ======    =========    ======    =========    ======
Exercisable at end of year.....    868,199    $21.69      532,729    $21.81      285,448    $21.37
                                 =========    ======    =========    ======    =========    ======

     Information about outstanding and exercisable options under the Long-Term Incentive Plan, as of September 30, 2003, follows:

                                          OPTIONS OUTSTANDING
                                   ----------------------------------
                                                WEIGHTED                OPTIONS EXERCISABLE
                                                 AVERAGE                --------------------
                                                REMAINING    WEIGHTED               WEIGHTED
                                               CONTRACTUAL   AVERAGE                AVERAGE
                                   NUMBER OF      LIFE       EXERCISE   NUMBER OF   EXERCISE
RANGE OF EXERCISE PRICES            OPTIONS    (IN YEARS)     PRICE      OPTIONS     PRICE
------------------------           ---------   -----------   --------   ---------   --------
$14.68 to $17.49.................    183,898       6.4        $15.62     183,898     $15.62
$17.50 to $20.24.................     24,000       6.9        $19.74      24,000     $19.74
$20.25 to $22.99.................  1,017,912       8.7        $21.93     206,834     $22.29
$23.00 to $25.66.................    601,500       6.8        $23.88     453,467     $23.99
                                   ---------                             -------
$14.68 to $25.66.................  1,827,310       7.8        $21.91     868,199     $21.69
                                   =========                             =======

     The stock options had a weighted average fair value per share on the date of grant of $3.32 in 2003, $3.55 in 2002 and $3.97 in 2001. We used the
Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions for 2003, 2002 and 2001:

                                                                  YEAR ENDED
                                                                 SEPTEMBER 30
                                                              ------------------
                                                              2003   2002   2001
                                                              ----   ----   ----
Expected Life (years).......................................     7      7      5
Interest rate...............................................   4.0%   3.9%   4.7%
Volatility..................................................  23.3%  24.2%  25.5%
Dividend yield..............................................   4.8%   4.8%   4.9%

  Long-Term Stock Plan for the Mid-States Division

     Prior to the merger with Atmos, certain United Cities Gas Company officers and key employees participated in the United Cities Long-Term Stock Plan implemented in 1989. At the time of the merger on July 31, 1997, Atmos adopted this plan by registering a total of 250,000 shares of Atmos stock to be issued under the Long-Term Stock Plan for the Mid-States Division. Under this plan, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or any combination thereof may be granted to officers and key employees of the Mid-States Division. Options granted under the plan become exercisable at a rate of 20 percent per year and expire 10 years after the date of grant. No awards have been

                            ATMOS ENERGY CORPORATION
granted under this plan since 1996. During 2003, 13,000 options were exercised under the plan. At September 30, 2003, there were 6,300 options outstanding, all of which were fully vested. Because of the limited activities of this plan, the pro forma effects of applying SFAS 123 would have less than a $0.01 per diluted share effect on earnings per share.

  RESTRICTED STOCK PLANS

     As noted above, the 1998 Long-Term Incentive Plan provides for discretionary awards of restricted stock to help attract, retain and reward employees and non-employee directors of Atmos and its subsidiaries. Additionally, from October 1, 1987 through February 2002, we maintained a Restricted Stock Grant Plan for our management and key employees, which provided awards of common stock that were subject to certain restrictions. This plan was administered by the non-employee members of the Board of Directors, who made final determinations regarding participation in the Plan, awards under the Plan and restrictions on the restricted stock awarded. The following summarizes information regarding the restricted stock plans:

                                                           YEAR ENDED SEPTEMBER 30
                                                         ----------------------------
                                                           2003      2002      2001
                                                         --------   -------   -------
Shares granted during the year.........................    82,933    22,204        --
Weighted average intrinsic value.......................  $  21.34   $ 21.30        --
Compensation expense recognized, net of tax (in
  thousands)...........................................  $    370   $   487   $   708
Unexpired shares with unmet restrictions at September
  30...................................................   101,486    54,079    79,575

  OTHER PLANS

  Direct Stock Purchase Plan

     We maintain a Direct Stock Purchase Plan which allows participants to have all or part of their dividends reinvested at a three percent discount from market prices. Direct Stock Purchase Plan participants may purchase additional shares of Atmos common stock as often as weekly with voluntary cash payments of at least $25, up to an annual maximum of $100,000.

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

  Equity Incentive and Deferred Compensation Plan for Non-Employee Directors

     In November 1998, the Board of Directors adopted the Equity Incentive and Deferred Compensation Plan for Non-Employee Directors which was approved by the shareholders of Atmos in February 1999. This plan amended the Atmos Energy Corporation Deferred Compensation Plan for Outside Directors adopted by the Company on May 10, 1990 and replaced the pension payable under the Company's Retirement Plan for Non-Employee Directors. The plan provides non-employee directors of Atmos with the opportunity to defer receipt of compensation for services rendered to the Company, invest deferred compensation into either a cash account or a stock account and to receive an annual grant of share units for each year of service on the Board.

  Variable Pay Plan

     The Variable Pay Plan was created to give each employee an opportunity to share in the success of Atmos based on the achievement of key performance measures considered critical to achieving business objectives for

                            ATMOS ENERGY CORPORATION
a given year. These performance measures may include earnings growth objectives, improved cash flow objectives or crucial customer satisfaction and safety results. We monitor progress towards the achievement of the performance measures throughout the year and record accruals based upon the expected payout using the best estimates available at the time the accrual is recorded.

9.  RETIREMENT AND POST-RETIREMENT EMPLOYEE BENEFIT PLANS

     We have both funded and unfunded noncontributory defined benefit plans that together cover substantially all of our employees. We also maintain a post-retirement plan that provides health care benefits to retired employees. Finally, we sponsor a defined contribution plan which covers substantially all employees. These plans are discussed in further detail below.

  DEFINED BENEFIT PLANS

  Employee Pension Plans

     As of September 30, 2003, we maintain two defined benefit plans: the Atmos Energy Corporation Pension Account Plan and the Atmos Energy Corporation Retirement Plan for Mississippi Valley Gas Union Employees. Both plans are held within the Atmos Energy Corporation Master Retirement Trust.

     The Atmos Energy Corporation Pension Account Plan (the Plan) was established effective January 1, 1999 and covers substantially all employees of Atmos. Opening account balances were established for participants as of January 1, 1999 equal to the present value of their respective accrued benefits under the pension plans which were previously in effect as of December 31, 1998. The Plan credits an allocation to each participant's account at the end of each year according to a formula based on the participant's age, service and total pay (excluding incentive pay).

     The Plan also provides for an additional annual allocation based upon a participant's age as of January 1, 1999 for those participants who were participants in the prior pension plans. The Plan will credit this additional allocation each year through December 31, 2008. In addition, at the end of each year, a participant's account will be credited with interest on the employee's prior year account balance. A special grandfather benefit also applies through December 31, 2008, for participants who were at least age 50 as of January 1, 1999, and who were participants in one of the prior plans on December 31, 1998. Participants fully vest in their account balances after five years of service and may choose to receive their account balances as a lump sum or an annuity.

     MVG maintained a defined benefit plan that covered substantially all full-time employees. On June 30, 2003, all retirees and the active non-union employees became eligible to participate in the Plan. Active union employees will remain in MVG's plan, which was renamed the Atmos Energy Corporation Retirement Plan for Mississippi Valley Gas Union Employees on July 1, 2003. Under this plan, benefits are based upon years of benefit service and average final earnings. Participants vest in the plan after five years and will receive their benefit in an annuity.

     Generally, our funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. However, additional voluntary contributions are made from time to time as considered necessary. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

                            ATMOS ENERGY CORPORATION

     The Plan's assets consist primarily of investments in common stocks, interest bearing securities and interests in commingled pension trust funds. The following table presents the Plan's funded status for 2003 and 2002.

                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year...................  $226,197   $210,878
  Service cost..............................................     6,693      5,247
  Interest cost.............................................    19,044     15,544
  Actuarial loss............................................    47,410     12,732
  MVG acquisition...........................................    52,210         --
  Plan amendments...........................................    (1,771)        --
  Benefits paid.............................................   (19,439)   (18,204)
                                                              --------   --------
  Benefit obligation at end of year.........................   330,344    226,197
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year............   209,941    246,327
  Actual return on plan assets..............................     8,513    (18,182)
  MVG acquisition...........................................    46,326         --
  Employer contributions....................................    77,362         --
  Benefits paid.............................................   (19,439)   (18,204)
                                                              --------   --------
  Fair value of plan assets at end of year..................   322,703    209,941
                                                              --------   --------
RECONCILIATION:
  Funded status.............................................    (7,641)   (16,256)
  Unrecognized prior service cost...........................    (7,995)    (7,112)
  Unrecognized net loss.....................................   132,332     71,233
                                                              --------   --------
  Net amount recognized.....................................  $116,696   $ 47,865
                                                              ========   ========

     The actuarial assumptions used to determine the pension liability for the Plan are as follows:

                                                              2003    2002     2001
                                                              -----   -----   ------
Discount rate...............................................  6.00%   7.25%    7.50%
Rate of compensation increase...............................  4.00%   4.00%    4.00%
Expected return on plan assets..............................  9.00%   9.25%   10.00%

     In June 2003, we contributed to the Atmos Energy Corporation Master Retirement Trust for the benefit of the Atmos Energy Corporation Pension Account Plan $48.6 million in cash and 1,169,700 shares of Atmos restricted common stock with a value of $28.8 million. Of the total cash contributed, $26.1 million represented a 2002 contribution, which was deducted on our 2002 tax return. The cash contribution was financed through a combination of cash on hand and a portion of the net proceeds received from the sale of 4,100,000 shares of our common stock in our 2003 Offering. As a result of this contribution and improved investment returns during fiscal 2003, the under funded status of the plan improved by approximately $8.6 million, and the $39.4 million reduction to equity recorded in the prior year was eliminated as of September 30, 2003.

     The Plan was underfunded at September 30, 2002 primarily due to negative investment returns from plan assets during fiscal 2002, lump sum distributions to participants and a decrease in interest rates. As a result, we

                            ATMOS ENERGY CORPORATION
recorded a minimum pension liability of $63.6 million before applicable income taxes as of September 30, 2002, which decreased shareholders' equity by $39.4 million.

     Net periodic pension cost for the Plan for 2003, 2002 and 2001 is recorded as a component of operating expense and included the following components:

                                                          YEAR ENDED SEPTEMBER 30
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Components of net periodic pension cost:
  Service cost.......................................  $  6,693   $  5,247   $  3,557
  Interest cost......................................    19,044     15,544     16,408
  Expected return on assets..........................   (23,950)   (23,298)   (27,093)
  Amortization of transition asset...................        --        (72)      (290)
  Amortization of prior service cost.................      (883)      (883)      (883)
  Recognized actuarial gain..........................     1,756         --         --
                                                       --------   --------   --------
     Net periodic pension cost.......................  $  2,660   $ (3,462)  $ (8,301)
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

                            ATMOS ENERGY CORPORATION

     The following table presents the funded status of the supplemental plans for 2003 and 2002:

                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year...................  $ 59,152   $ 52,845
  Service cost..............................................     1,548      1,028
  Interest cost.............................................     4,294      3,938
  Actuarial loss............................................     9,900      4,227
  Benefits paid.............................................    (3,235)    (2,886)
                                                              --------   --------
  Benefit obligation at end of year.........................    71,659     59,152
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year............        --         --
  Employer contribution.....................................     3,235      2,886
  Benefits paid.............................................    (3,235)    (2,886)
                                                              --------   --------
  Fair value of plan assets at end of year..................        --         --
                                                              --------   --------
RECONCILIATION:
  Funded status.............................................   (71,659)   (59,152)
  Unrecognized transition obligation........................       100        196
  Unrecognized prior service cost...........................     4,750      5,772
  Unrecognized net loss.....................................    24,349     15,221
                                                              --------   --------
  Accrued pension cost......................................  $(42,460)  $(37,963)
                                                              ========   ========

     The net liability for the supplemental plans is recorded as a component of deferred credits and other liabilities.

     The actuarial assumptions used to determine the pension liability for the supplemental plans are as follows:

                                                              2003   2002   2001
                                                              ----   ----   ----
Discount rate...............................................  6.00%  7.25%  7.50%
Rate of compensation increase...............................  4.00%  4.00%  4.00%
Expected return on plan assets..............................    NA     NA     NA

                            ATMOS ENERGY CORPORATION

     Assets for the supplemental plans are held in separate rabbi trusts and comprise the following:

                                                                  UNREALIZED
                                                                    HOLDING     MARKET
                                                         COST     GAIN (LOSS)    VALUE
                                                        -------   -----------   -------
                                                                (IN THOUSANDS)
AS OF SEPTEMBER 30, 2003:
  Domestic equity mutual funds........................  $28,540     $(2,359)    $26,181
  Foreign equity mutual funds.........................    3,195           9       3,204
                                                        -------     -------     -------
                                                        $31,735     $(2,350)    $29,385
                                                        =======     =======     =======
AS OF SEPTEMBER 30, 2002:
  Domestic equity mutual funds........................  $28,788     $(3,113)    $25,675
  Foreign equity mutual funds.........................    2,087         (27)      2,060
                                                        -------     -------     -------
                                                        $30,875     $(3,140)    $27,735
                                                        =======     =======     =======

     Net periodic pension cost for the supplemental plans for 2003, 2002 and 2001 is recorded as a component of operating expense and included the following components:

                                                             YEAR ENDED SEPTEMBER 30
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Components of net periodic pension cost:
  Service cost.............................................  $1,548   $1,028   $  832
  Interest cost............................................   4,294    3,938    3,751
  Amortization of transition asset.........................      96       96       96
  Amortization of prior service cost.......................   1,022    1,022    1,022
  Recognized actuarial loss................................     772      542      325
                                                             ------   ------   ------
     Net periodic pension cost.............................  $7,732   $6,626   $6,026
                                                             ======   ======   ======

  Supplemental Disclosures For Defined Benefit Plans with Accumulated Benefit Obligations in Excess of Plan Assets

     The following summarizes key information for defined benefit plans with accumulated benefit obligations in excess of plan assets:

                                               ATMOS PENSION ACCOUNT     SUPPLEMENTAL
                                                       PLAN                  PLANS
                                               ---------------------   -----------------
                                                 2003        2002       2003      2002
                                               ---------   ---------   -------   -------
                                                            (IN THOUSANDS)
Projected Benefit Obligation.................  $330,344    $226,197    $71,659   $59,152
Accumulated Benefit Obligation...............   323,663     225,124     62,642    53,191
Fair Value of Plan Assets....................   322,703     209,941         --        --

  POSTRETIREMENT BENEFITS

     Prior to January 1, 1999, Atmos sponsored two postretirement plans other than pensions that provided health care benefits to retired employees. One plan provided benefits to the Mid-States Division retirees and the other plan provided medical benefits to all other retired Atmos employees. Effective January 1, 1999, the

                            ATMOS ENERGY CORPORATION

Mid-States plan was merged into the Atmos plan and began providing benefits to future retirees that are essentially the same as provided to other Atmos employees.

     Substantially all of our employees become eligible for these benefits if they reach retirement age while working for us and attain certain specified years of service. In addition, participant contributions are required under the plan.

     The plan assets consist primarily of investments in registered investment companies and common/ collective trusts.

     The following table presents the funding status for the postretirement plan for 2003 and 2002.

                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year...................  $112,295   $ 82,850
  Service cost..............................................     5,902      2,891
  Interest cost.............................................     9,078      6,199
  Plan participants' contributions..........................       306        312
  Actuarial loss............................................     5,786     26,270
  MVG acquisition...........................................    13,647         --
  Benefits paid.............................................    (9,729)    (6,227)
                                                              --------   --------
  Benefit obligation at end of year.........................   137,285    112,295
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year............    16,250     13,854
  Actual return on plan assets..............................    (4,056)     2,396
  Employer contributions....................................    18,618      5,915
  Plan participants' contributions..........................       306        312
  MVG acquisition...........................................     4,921         --
  Benefits paid.............................................    (9,729)    (6,227)
                                                              --------   --------
  Fair value of plan assets at end of year..................    26,310     16,250
                                                              --------   --------
RECONCILIATION:
Funded status...............................................  (110,975)   (96,045)
Unrecognized transition obligation..........................    15,687     17,198
Unrecognized prior service cost.............................     1,166      1,534
Unrecognized net loss.......................................    38,543     29,466
                                                              --------   --------
Accrued postretirement cost.................................  $(55,579)  $(47,847)
                                                              ========   ========

     The current portion of the accrued post-retirement cost is recorded as a component of other current liabilities and the long-term portion of the accrued post-retirement cost is recorded as a component of deferred credits and other liabilities.

                            ATMOS ENERGY CORPORATION

     The actuarial assumptions used to determine the liability for the post-retirement plan are as follows:

                                                              2003   2002    2001
                                                              ----   -----   ----
Discount rate...............................................  6.00%   7.25%  7.50%
Expected return on plan assets..............................  5.30%   5.30%  5.30%
Initial trend rate..........................................  9.00%  10.00%  7.00%
Ultimate trend rate.........................................  5.00%   5.00%  5.00%
Number of years from initial to ultimate trend..............     5       6      3

     Net periodic postretirement cost for 2003, 2002 and 2001 is recorded as a component of operating expense and included the following components:

                                                            YEAR ENDED SEPTEMBER 30
                                                           --------------------------
                                                            2003      2002      2001
                                                           -------   -------   ------
                                                                 (IN THOUSANDS)
Components of net periodic postretirement cost:
  Service cost...........................................  $ 5,902   $ 2,891   $2,274
  Interest cost..........................................    9,078     6,199    5,434
  Expected return on assets..............................   (1,012)     (759)    (653)
  Amortization of transition obligation..................    1,511     1,511    1,511
  Amortization of prior service cost.....................      368       520      520
  Recognized actuarial loss..............................    1,778        --       --
                                                           -------   -------   ------
     Net periodic postretirement cost....................  $17,625   $10,362   $9,086
                                                           =======   =======   ======

     Assumed health care cost trend rates have a significant effect on the amounts reported for the plan. A one-percentage point change in assumed health care cost trend rates would have the following effects on the latest actuarial calculations:

                                                             1-PERCENTAGE     1-PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
                                                                    (IN THOUSANDS)
Effect on total service and interest cost components......     $ 1,720          $(1,570)
Effect on postretirement benefit obligation...............     $10,980          $(9,610)

     We are currently recovering other postretirement benefits costs through our regulated rates under SFAS 106 accrual accounting in Colorado, Kansas, the majority of the Texas service area and Kentucky. We receive rate treatment as a cost of service item for other postretirement benefits costs on the pay-as-you-go basis in Louisiana. Other postretirement benefits costs have been specifically addressed in rate orders in each jurisdiction served by the Mid-States Division or have been included in a rate case and not disallowed. Management believes that accrual accounting in accordance with SFAS 106 is appropriate and will continue to seek rate recovery of accrual-based expenses in its ratemaking jurisdictions that have not yet approved the recovery of these expenses.

  RETIREMENT SAVINGS PLAN

     Atmos sponsors a Retirement Savings Plan for substantially all employees, which is subject to the provisions of Section 401(k) of the Internal Revenue Code. Effective January 1, 1999 the Retirement Savings Plan was amended to allow the deferral of a portion of a participant's salary ranging from a minimum of one percent of eligible compensation, as defined by the Plan, up to the maximum allowed by the Internal Revenue Service. We match 100 percent of a participant's contributions, limited to four percent of the participant's salary, in Atmos common stock. However, participants have the option to immediately transfer this matching

                            ATMOS ENERGY CORPORATION
contribution into other funds held within the plan. Participants are also permitted to take out loans against their accounts subject to certain restrictions. Matching contributions to the Plan are expensed as incurred and amounted to $4.1 million, $3.6 million, and $3.2 million for 2003, 2002 and 2001. The Board of Directors may also approve discretionary contributions, subject to the provisions of the Internal Revenue Code of 1986 and applicable regulations of the Internal Revenue Service. No discretionary contributions were made for 2003, 2002 or 2001. At September 30, 2003 and 2002, the Retirement Savings Plan held 4.4 percent and 5.8 percent of our common stock.

10.  DETAILS OF SELECTED CONSOLIDATED BALANCE SHEET CAPTIONS

     The following tables provide additional information regarding the composition of certain of our balance sheet captions.

  OTHER CURRENT ASSETS

     Other current assets as of September 30, 2003 and 2002 are comprised of the following accounts.

                                                                SEPTEMBER 30
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Assets from risk management activities......................  $22,259   $27,984
Prepaid expenses............................................    8,187     7,338
Materials and supplies......................................    3,917     3,769
Deferred gas costs..........................................      308        --
Other.......................................................    4,192     5,871
                                                              -------   -------
Total.......................................................  $38,863   $44,962
                                                              =======   =======

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is comprised of the following as of September 30, 2003 and 2002:

                                                                   SEPTEMBER 30
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Production plant............................................  $    8,003   $    9,017
Storage plant...............................................      64,714       53,527
Transmission plant..........................................     122,014       97,708
Distribution plant..........................................   1,851,228    1,572,549
General plant...............................................     376,777      340,419
Intangible plant............................................      41,256       30,208
                                                              ----------   ----------
                                                               2,463,992    2,103,428
Construction in progress....................................      16,147       24,399
                                                              ----------   ----------
                                                               2,480,139    2,127,827
Less: accumulated depreciation and amortization.............    (964,150)    (827,507)
                                                              ----------   ----------
  Net property, plant and equipment.........................  $1,515,989   $1,300,320
                                                              ==========   ==========

                            ATMOS ENERGY CORPORATION

  DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets as of September 30, 2003 and 2002 are comprised of the following accounts.

                                                                 SEPTEMBER 30
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Pension plan assets in excess of plan obligations...........  $116,696   $     --
Marketable securities.......................................    29,385     27,735
Long-term receivable on leased assets.......................    25,403      8,845
Investment in U.S. Propane..................................    21,071     22,175
Regulatory assets...........................................    34,591     35,698
Rights of way...............................................    11,746         --
Deferred financing costs....................................     8,867      8,944
Assets from risk management activities......................     1,699      5,241
Prepaid weather insurance premiums..........................        --      8,825
Other.......................................................    21,565     42,067
                                                              --------   --------
Total.......................................................  $271,023   $159,530
                                                              ========   ========

  OTHER CURRENT LIABILITIES

     Other current liabilities as of September 30, 2003 and 2002 are comprised of the following accounts.

                                                                 SEPTEMBER 30
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Customer deposits...........................................  $ 41,068   $ 31,147
Accrued employee costs......................................    11,480     14,620
Deferred gas costs..........................................        --     21,947
Accrued interest............................................    20,972     18,557
Liabilities from risk management activities.................    20,790     18,487
Taxes payable...............................................     9,746     15,626
Post-retirement obligations.................................     5,300      5,300
Other.......................................................    18,567     34,043
                                                              --------   --------
Total.......................................................  $127,923   $159,727
                                                              ========   ========

                            ATMOS ENERGY CORPORATION

  DEFERRED CREDITS AND OTHER LIABILITIES

     Deferred credits and other liabilities as of September 30, 2003 and 2002 are comprised of the following accounts.

                                                                 SEPTEMBER 30
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Post-retirement obligations.................................  $ 50,279   $ 42,547
Nonqualified retirement plan obligation.....................    42,460     37,963
Defined benefit plan obligations............................        --     15,735
Customer advances for construction..........................    13,701     12,049
Liabilities from risk management activities.................       763      3,663
Deferred revenue............................................    12,197      3,290
Other.......................................................    18,608     23,629
                                                              --------   --------
Total.......................................................  $138,008   $138,876
                                                              ========   ========

11.  EARNINGS PER SHARE

     Basic and diluted earnings per share at September 30 are calculated as follows:

                                                           2003          2002          2001
                                                        ----------    ----------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income before cumulative effect of accounting
  change..............................................   $79,461       $59,656       $56,090
Cumulative effect of accounting change, net of income
  tax benefit.........................................    (7,773)           --            --
                                                         -------       -------       -------
Net income............................................   $71,688       $59,656       $56,090
                                                         =======       =======       =======
Denominator for basic income per share -- weighted
  average common shares...............................    46,319        41,171        38,156
Effect of dilutive securities:
  Restricted stock....................................       109            54            79
  Stock options.......................................        68            25            12
                                                         -------       -------       -------
Denominator for diluted income per share -- weighted
  average common shares...............................    46,496        41,250        38,247
                                                         =======       =======       =======
Income per share -- basic:
  Before cumulative effect of accounting change.......   $  1.72       $  1.45       $  1.47
  Cumulative effect of accounting change, net of
     income tax benefit...............................      (.17)           --            --
                                                         -------       -------       -------
  Net income per share................................   $  1.55       $  1.45       $  1.47
                                                         =======       =======       =======
Income per share -- diluted:
  Before cumulative effect of accounting change.......   $  1.71       $  1.45       $  1.47
  Cumulative effect of accounting change, net of
     income tax benefit...............................      (.17)           --            --
                                                         -------       -------       -------
  Net income per share................................   $  1.54       $  1.45       $  1.47
                                                         =======       =======       =======

                            ATMOS ENERGY CORPORATION

     There were approximately 601,500, 1,118,167 and 685,000 out-of-the-money options excluded from the computation of diluted earnings per share for the years ended September 30, 2003, 2002 and 2001 as their exercise price is greater than the average market price of the common stock.

12.  INCOME TAXES

     The components of income tax expense from continuing operations for 2003, 2002 and 2001 were as follows:

                                                           2003      2002      2001
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Current
  Federal..............................................  $(13,446)  $17,638   $13,624
  State................................................      (441)    3,575     2,189
Deferred
  Federal..............................................    54,656    12,964    14,971
  State................................................     6,690     1,420     3,013
Investment tax credits.................................      (549)     (417)     (429)
                                                         --------   -------   -------
                                                         $ 46,910   $35,180   $33,368
                                                         ========   =======   =======

     The provision (benefit) for income taxes is included in the consolidated financial statements as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Income before cumulative effect of accounting change....  $46,910   $35,180   $33,368
Cumulative effect of accounting change..................   (5,117)       --        --
                                                          -------   -------   -------
Income tax expense......................................  $41,793   $35,180   $33,368
                                                          =======   =======   =======

     During 2003, we recorded a cumulative effect of accounting change to reflect the adoption of EITF 02-03, as described in Note 5. The $5.1 million benefit on the cumulative charge reflects a federal and state tax benefit of
39.7 percent.

     Reconciliations of the provision for income taxes before the cumulative effect of accounting change computed at the statutory rate to the reported provisions for income taxes from continuing operations for 2003, 2002 and 2001 are set forth below:

                                                           2003      2002      2001
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Tax at statutory rate of 35%............................  $44,230   $33,193   $31,310
Common stock dividends deductible for tax reporting.....     (993)     (707)     (857)
State taxes (net of federal benefit)....................    4,062     3,489     3,652
Other, net..............................................     (389)     (795)     (737)
                                                          -------   -------   -------
Income tax expense......................................  $46,910   $35,180   $33,368
                                                          =======   =======   =======

                            ATMOS ENERGY CORPORATION

     Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that give rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 2003 and 2002 are presented below:

                                                                2003        2002
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
DEFERRED TAX ASSETS:
  Costs expensed for book purposes and capitalized for tax
     purposes...............................................  $   2,336   $   2,398
  Accruals not currently deductible for tax purposes........      5,254       3,968
  Customer advances.........................................      6,158       4,578
  Nonqualified benefit plans................................     17,435      14,325
  Postretirement benefits...................................     21,186      22,153
  Unamortized investment tax credit.........................        564         902
  Regulatory liabilities....................................      1,271       1,328
  Tax net operating loss and credit carryforwards...........     29,257       6,377
  Other, net................................................      7,198       9,201
                                                              ---------   ---------
     Total deferred tax assets..............................     90,659      65,230

DEFERRED TAX LIABILITIES:
  Difference in net book value and net tax value of
     assets.................................................   (257,679)   (194,573)
  Pension funding...........................................    (42,681)      6,450
  Gas cost adjustments......................................       (429)      6,464
  Regulatory assets.........................................     (3,154)     (3,154)
  Cost capitalized for book purposes and expensed for tax
     purposes...............................................     (8,054)     (7,717)
  Other, net................................................     (2,012)     (7,240)
                                                              ---------   ---------
     Total deferred tax liabilities.........................   (314,009)   (199,770)
                                                              ---------   ---------
Net deferred tax liabilities................................  $(223,350)  $(134,540)
                                                              =========   =========
SFAS No. 109 deferred credits for rate regulated entities...  $   2,080   $   1,704
                                                              =========   =========

     We have tax carryforwards amounting to $29.3 million. The tax carryforwards include net operating losses for federal and state income tax purposes amounting to $14.4 million. The federal net operating loss will begin to expire in 2018. Depending on the jurisdiction in which the net operating loss was generated, the state net operating losses will begin to expire between 2016 and 2021. Also included in the tax carryforward is $12.3 million in alternative minimum tax credits which do not expire. The balance of tax carryforwards relate to federal tax credits claimed on research and development activities and expire beginning in 2011.

     During fiscal 2003, the Internal Revenue Service initiated a routine examination of our fiscal 1999, 2000 and 2001 tax returns. We believe all material tax items have been accrued related to the years under audit.

13.  COMMITMENTS AND CONTINGENCIES

  LITIGATION

  Colorado-Kansas Division

     On September 23, 1999, a suit was filed in the District Court of Stevens County, Kansas, by Quinque Operating Company, Tom Boles and Robert Ditto, against more than 200 companies in the natural gas industry including us and our Colorado-Kansas Division. The plaintiffs, who purport to represent a class

                            ATMOS ENERGY CORPORATION
consisting of gas producers, royalty owners, overriding royalty owners, working interest owners and state taxing authorities, allege the defendants have underpaid royalties on gas taken from wells situated on non-federal and non-Indian lands throughout the United States and offshore waters predicated upon allegations that the defendants' gas measurements are simply inaccurate and that the defendants failed to comply with applicable regulations and industry standards over the last 25 years. Although the plaintiffs do not specifically allege an amount of damages, they contend that this suit is brought to recover billions of dollars in revenues that the defendants have allegedly unlawfully diverted from the plaintiffs to themselves. On April 10, 2000, this case was consolidated for pre-trial proceedings with other similar pending litigation in federal court in Wyoming in which we are also a defendant along with over 200 other defendants in the case of In Re Natural Gas Royalties Qui Tam Litigation. In January 2001, the federal court elected to remand this case back to the Kansas state court. A reconsideration of remand was filed, but it was denied. The state court now has jurisdiction over this proceeding and has issued a preliminary case management order. On April 10, 2003, the court denied the plaintiffs' motion to certify this proceeding as a class action, which ruling was appealed by the plaintiffs. The court did allow the plaintiffs to file an amended complaint, which is somewhat narrower in scope than the original complaint. However, we continue to believe that the plaintiffs' claims are still lacking in merit, and we intend to continue to vigorously defend this action. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows.

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

     We are a plaintiff in a case styled Energas Company, a Division of Atmos Energy Corporation v. ONEOK Energy Marketing and Trading Company, L.P., ONEOK Westex Transmission, Inc. and ONEOK Energy Marketing and Trading Company II, filed in December 2001, pending in the District Court of Lubbock County, Texas, 72nd Judicial District. In this case, we are seeking to collect our receivable related to approximately 5.0 Bcf of natural gas that we believe was not delivered. Atmos has settled a portion of its claims with the parties and will continue to pursue recovery of the remaining claims, which we believe are fully recoverable.

  United Cities Propane Gas, Inc.

     United Cities Propane Gas, Inc., one of our wholly-owned subsidiaries, is a party to an action filed in June 2000 which is pending in the Circuit Court of Sevier County, Tennessee. The plaintiffs' claims arise out of injuries alleged to have been caused by a low-level propane explosion. The plaintiffs seek to recover damages of $13.0 million. Discovery activities continue in this case. We have denied any liability, and we intend to vigorously defend against the plaintiffs' claims. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows.

                            ATMOS ENERGY CORPORATION

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

     United Cities Gas Company and the Tennessee Department of Environment and Conservation (TDEC) entered into a consent order effective January 23, 1997, to facilitate the investigation, removal and remediation of the Johnson City site. Prior to our merger with United Cities Gas Company in July 1997, United Cities Gas Company began the implementation of the consent order in the first quarter of 1997 which we have continued through September 30, 2003. The investigative phase of the work at the site has been completed and an interim removal action was completed in June 2001. We installed four groundwater monitoring wells at the site in 2002 and have submitted the analytical results to the TDEC. We have completed a risk assessment report which is currently under review by the TDEC. Finally, we have completed a feasibility study for this site that was submitted in October 2003. The feasibility study recommends a remedial action that will limit the use of and access to the impacted soil, cap the site with the addition of a clay fill and geosynthetic liner, and groundwater monitoring for a period of up to 30 years. The estimated cost of the proposed remedial action is $1.5 million, which is comprised primarily of operating and maintenance costs associated with a groundwater monitoring project. The Tennessee Regulatory Authority granted us permission to defer, until our next rate case in Tennessee, all costs incurred in Tennessee in connection with state and federally mandated environmental control requirements.

     In March 2002, the TDEC contacted us about conducting an investigation at a former manufactured gas plant located in Bristol, Tennessee. We agreed to perform a preliminary investigation at the site which was completed in June 2002. The investigation identified manufactured gas plant residual materials in the soil beneath the site and we have proposed performing a focused removal action to remove any such residuals. The TDEC has requested that the focused removal action be conducted pursuant to a voluntary agreement. We are continuing the process of negotiating the voluntary agreement with TDEC and hope to conduct the focused removal action later this year.

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

     In 1995, United Cities Gas Company, entered into an agreement to pay $1.8 million to Union Electric, now Ameren, in exchange for an indemnity covering United Cities' share of additional investigations and

                            ATMOS ENERGY CORPORATION
environmental response actions for soil contamination at a former manufactured gas plant in Keokuk, Iowa. However, the extent of groundwater contamination at the site, which is not covered by the indemnity, has yet to be determined.

     As of September 30, 2003, we had incurred costs of approximately $1.7 million for the investigations of the Johnson City and Bristol, Tennessee and Hannibal, Missouri sites and had a remaining accrual relating to these sites of $0.2 million, which is recorded as a component of other current liabilities.

  Mercury Contamination Sites

     We have completed investigation and remediation activities pursuant to Consent Orders between the Kansas Department of Health and Environment (KDHE) and United Cities Gas Company. The Orders provided for the investigation and remediation of mercury contamination at gas pipeline sites which utilize or formerly utilized mercury meter equipment in Kansas. The Final Interim Characterization and Remediation Report has been submitted to the KDHE. We amended the Orders with the KDHE to include all mercury meters that belonged to our Colorado-Kansas Division before the merger with United Cities Gas Company on July 31, 1997. All work on these sites has been completed. On October 1, 2003, we received a letter from the KDHE, in which the KDHE stated that upon our payment to the KDHE of all oversight costs, we will have fulfilled the terms of the Consent Orders, at which time we will be receiving a termination letter from the KDHE evidencing such fulfillment. As of September 30, 2003, we had incurred costs of $0.2 million for these sites and had a remaining accrual of $0.2 million for recovery, which is recorded as a component of other current liabilities.

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

  PURCHASE COMMITMENTS

     AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward Nymex strip or fixed price contracts. At September 30, 2003, AEM is committed to purchase 83.1 Bcf within one year and
24.8 Bcf within one to three years under indexed contracts. AEM is committed to purchase 2.2 Bcf within one year under fixed price contracts with prices ranging from $3.13 to $6.70. Purchases under these contracts totaled $1,454.8 million, $725.6 million and $361.4 million for 2003, 2002 and 2001.

     Our utility segment maintains supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of the individual contract.

  OTHER

     The limited partnership agreement of U.S. Propane, L.P., an entity in which we own an approximate 19 percent membership interest, requires that in the event of liquidation, all limited partners would be required to restore capital account deficiencies, including any unsatisfied obligations of the partnership. Under the agreement, our maximum capital account restoration is $4.7 million. As of September 30, 2003, our capital account was positive.

                            ATMOS ENERGY CORPORATION

14.  LEASES

  LEASING OPERATIONS

     Atmos Power Systems, Inc. constructs and operates electric peaking power generating plants and associated facilities and may enter into agreements to either lease or sell these plants. We completed a sales-type lease transaction for one distributed electric generation plant in 2001 and a second sales-type lease transaction in 2003. In 2001, we recognized a gain of $0.8 million and deferred $4.7 million of income, which will be recognized using the interest method through August 2011. In 2003, we recognized a gain of $3.9 million and deferred $8.6 million in income, which will be recognized using the interest method through September 2012. As of September 30, 2003 and 2002, we recorded receivables of $28.4 million and $9.8 million and recorded income of $2.0 million, $0.7 million and $0.2 million for fiscal years 2003, 2002 and 2001. The future minimum lease payments to be received for each of the five succeeding years are as follows:

                                                                 MINIMUM
                                                              LEASE RECEIPTS
                                                              --------------
                                                              (IN THOUSANDS)
2004........................................................     $ 2,973
2005........................................................       2,973
2006........................................................       2,973
2007........................................................       2,973
2008........................................................       2,973
Thereafter..................................................      13,513
                                                                 -------
Total minimum lease receipts................................     $28,378
                                                                 =======

  CAPITAL AND OPERATING LEASES

     We have entered into non-cancelable operating leases for office and warehouse space used in our operations. The remaining lease terms range from one to 15 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Renewal options exist for certain of these leases. We have also entered into capital leases for division offices and operating facilities. Property, plant and equipment included amounts for capital leases of $5.2 million at September 30, 2003 and 2002. Accumulated depreciation for these capital leases totaled $2.2 million at September 30, 2003 and 2002. Depreciation expense for these assets is included in consolidated depreciation expense on the consolidated statement of income.

     The related future minimum lease payments at September 30, 2003 were as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                (IN THOUSANDS)
2004........................................................  $   876    $10,331
2005........................................................      843      9,684
2006........................................................      433      9,137
2007........................................................      433      7,271
2008........................................................      362      5,685
Thereafter..................................................    2,178     16,817
                                                              -------    -------
Total minimum lease payments................................    5,125    $58,925
                                                                         =======
Less amount representing interest...........................   (2,113)
                                                              -------
Present value of net minimum lease payments.................  $ 3,012
                                                              =======

                            ATMOS ENERGY CORPORATION

     Consolidated lease and rental expense amounted to $8.9 million, $8.1 million and $5.9 million for fiscal 2003, 2002 and 2001.

15.  CONCENTRATION OF CREDIT RISK

     Credit risk is the risk of financial loss to us if counterparties fail to perform their contractual obligations. We engage in transactions for the purchase and sale of products and services with major companies in the energy industry and with commercial, residential and municipal energy consumers. These transactions principally occur in the South and Midwest regions of the United States. We believe that this geographic concentration does not contribute significantly to our overall exposure to credit risk. Credit risk associated with trade accounts receivable is limited due to the large number of customers.

     We maintain credit policies with respect to our counterparties that we believe minimize overall credit risk. Where appropriate, such policies include the evaluation of a prospective counterparty's financial condition, collateral requirements and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. We also monitor the financial condition of existing counterparties on an ongoing basis. We maintain a provision for credit losses based upon factors surrounding the credit risk of customers, historical trends and other information. We believe, based on our credit policies and our provisions for credit losses, that our financial position, results of operations and cash flows will not be materially affected as a result of counterparty nonperformance.

     The following table presents our credit exposure by operating segment based upon the unrealized fair value of our derivative contracts that represent assets as of September 30, 2003. Investment grade counterparties have minimum credit ratings of BBB assigned by Standard & Poor's Rating Group or Baa3 assigned by Moody's Investor Service. Non-investment grade counterparties are comprised of counterparties that are below investment grade or are counterparties that have not been assigned an internal investment grade rating due to the short-term nature of the contracts associated with that counterparty. This category is comprised of numerous smaller counterparties, none of which is individually significant.

                                                          AT SEPTEMBER 30, 2003
                                          ------------------------------------------------------
                                                        NATURAL GAS      OTHER
                                            UTILITY      MARKETING    NON-UTILITY
                                          SEGMENT(1)      SEGMENT       SEGMENT     CONSOLIDATED
                                          -----------   -----------   -----------   ------------
                                                              (IN THOUSANDS)
Investment grade counterparties.........     $202         $10,866         $--         $11,068
Non-investment grade counterparties.....       --          12,890          --          12,890
                                             ----         -------         ---         -------
                                             $202         $23,756         $--         $23,958
                                             ====         =======         ===         =======

---------------

(1) Counterparty risk for our utility segment is minimized because hedging gains and losses are passed through to our customers.

     Because AEM's operations are concentrated in the natural gas industry, its customers and suppliers may be subject to economic risks affecting that industry. Additionally, AEM's credit risk has increased due to higher natural gas prices as compared with the prior year. However, this risk is somewhat mitigated because a larger percentage of AEM's business in the current year is with municipal customers, who typically are rated investment grade, as compared with the prior year.

                            ATMOS ENERGY CORPORATION

16.  SUPPLEMENTAL CASH FLOW DISCLOSURES

     Supplemental disclosures of cash flow information for 2003, 2002 and 2001 are presented below.

                                                           2003      2002      2001
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Cash paid for interest..................................  $62,088   $59,639   $41,042
Cash paid for income taxes..............................  $   408   $16,588   $16,808

     In December 2002, we partially funded the acquisition of MVG through the issuance of $74.7 million in Atmos Energy common stock consisting of 3,386,287 unregistered shares.

     In June 2003, we contributed to the Atmos Energy Corporation Master Retirement Trust for the benefit of the Atmos Pension Account Plan 1,169,700 shares of Atmos restricted common stock with a value of $28.8 million.

     In April 2001, we completed the acquisition of the remaining 55 percent of Woodward Marketing, L.L.C that we did not already own in exchange for 1,423,193 restricted shares of our common stock with a value of $26.7 million.

17.  SEGMENT INFORMATION

     Atmos Energy Corporation and its subsidiaries are engaged primarily in the natural gas utility business as well as certain non-utility businesses. We distribute natural gas through sales and transportation arrangements to approximately 1.7 million residential, commercial, public authority and industrial customers through our six regulated utility divisions, which cover service areas located in 12 states. In addition, we transport natural gas for others through our distribution system.

     Through our non-utility businesses, we provide natural gas management and marketing services to industrial customers, municipalities and other local distribution companies located in 18 states. We also supplement natural gas used by our customers through natural gas storage fields that we own or hold an interest in Kansas, Kentucky, Louisiana and Mississippi. We market natural gas to industrial customers primarily in West Texas and Louisiana. Finally, we construct electric power generating plants and associated facilities to meet peak load demands and lease or sell them to municipalities and industrial customers.

     Our operations are divided into three segments:

     - The utility segment, which includes our regulated natural gas distribution and sales operations,

     - The natural gas marketing segment, which includes a variety of natural gas management services and

     - The other non-utility segment, which includes all of our other non-utility operations.

     Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We

                            ATMOS ENERGY CORPORATION
evaluate performance based on net income or loss of the respective operating units. Summarized income statements and capital expenditures by segment are shown in the following tables.

                                                   FOR THE YEAR ENDED SEPTEMBER 30, 2003
                                    --------------------------------------------------------------------
                                                 NATURAL GAS      OTHER
                                     UTILITY      MARKETING    NON-UTILITY   ELIMINATIONS   CONSOLIDATED
                                    ----------   -----------   -----------   ------------   ------------
                                                               (IN THOUSANDS)
Operating revenues from external
  parties.........................  $1,552,857   $1,234,447      $12,612      $      --      $2,799,916
Intersegment revenues.............       1,225      434,046        9,018       (444,289)             --
                                    ----------   ----------      -------      ---------      ----------
                                     1,554,082    1,668,493       21,630       (444,289)      2,799,916
Purchased gas cost................   1,062,679    1,644,328        1,540       (443,607)      2,264,940
                                    ----------   ----------      -------      ---------      ----------
     Gross profit.................     491,403       24,165       20,090           (682)        534,976
Depreciation and amortization.....      83,849        1,261        1,891             --          87,001
Other operating expenses..........     246,420        9,335        5,062           (682)        260,135
                                    ----------   ----------      -------      ---------      ----------
Operating income..................     161,134       13,569       13,137             --         187,840
Miscellaneous income (expense)....        (218)       1,855        5,004         (4,450)          2,191
Interest charges..................      63,226        2,864        2,020         (4,450)         63,660
                                    ----------   ----------      -------      ---------      ----------
Income before income taxes and
  cumulative effect of accounting
  change..........................      97,690       12,560       16,121             --         126,371
Income tax expense................      35,553        5,757        5,600             --          46,910
                                    ----------   ----------      -------      ---------      ----------
Income before cumulative effect of
  accounting change...............      62,137        6,803       10,521             --          79,461
Cumulative effect of accounting
  change, net of income tax
  benefit.........................          --       (7,773)          --             --          (7,773)
                                    ----------   ----------      -------      ---------      ----------
       Net income (loss)..........  $   62,137   $     (970)     $10,521      $      --      $   71,688
                                    ==========   ==========      =======      =========      ==========
Capital expenditures..............  $  154,777   $    1,884      $ 2,778      $      --      $  159,439
                                    ==========   ==========      =======      =========      ==========

                            ATMOS ENERGY CORPORATION

                                                   FOR THE YEAR ENDED SEPTEMBER 30, 2002
                                     ------------------------------------------------------------------
                                                NATURAL GAS      OTHER
                                     UTILITY     MARKETING    NON-UTILITY   ELIMINATIONS   CONSOLIDATED
                                     --------   -----------   -----------   ------------   ------------
                                                               (IN THOUSANDS)
Operating revenues from external
  parties..........................  $936,054   $  700,519      $14,391      $      --      $1,650,964
Intersegment revenues..............     1,472      331,355       10,314       (343,141)             --
                                     --------   ----------      -------      ---------      ----------
                                      937,526    1,031,874       24,705       (343,141)      1,650,964
Purchased gas cost.................   559,891      994,318        8,022       (342,407)      1,219,824
                                     --------   ----------      -------      ---------      ----------
  Gross profit.....................   377,635       37,556       16,683           (734)        431,140
Depreciation and amortization......    77,704        2,069        1,696             --          81,469
Other operating expenses...........   174,425       14,877        5,772           (734)        194,340
                                     --------   ----------      -------      ---------      ----------
Operating income...................   125,506       20,610        9,215             --         155,331
Miscellaneous income (expense).....     1,427        1,331          554         (4,633)         (1,321)
Interest charges...................    58,796        2,866        2,145         (4,633)         59,174
                                     --------   ----------      -------      ---------      ----------
Income before income taxes.........    68,137       19,075        7,624             --          94,836
Income tax expense.................    25,143        6,461        3,576             --          35,180
                                     --------   ----------      -------      ---------      ----------
     Net income....................  $ 42,994   $   12,614      $ 4,048      $      --      $   59,656
                                     ========   ==========      =======      =========      ==========
Capital expenditures...............  $129,632   $      779      $ 1,841      $      --      $  132,252
                                     ========   ==========      =======      =========      ==========

                                                   FOR THE YEAR ENDED SEPTEMBER 30, 2001
                                    --------------------------------------------------------------------
                                                 NATURAL GAS      OTHER
                                     UTILITY      MARKETING    NON-UTILITY   ELIMINATIONS   CONSOLIDATED
                                    ----------   -----------   -----------   ------------   ------------
                                                               (IN THOUSANDS)
Operating revenues from external
  parties.........................  $1,378,159    $291,152       $56,170      $      --      $1,725,481
Intersegment revenues.............       1,989     155,944         3,266       (161,199)             --
                                    ----------    --------       -------      ---------      ----------
                                     1,380,148     447,096        59,436       (161,199)      1,725,481
Purchased gas cost................   1,017,363     445,504        48,605       (161,199)      1,350,273
                                    ----------    --------       -------      ---------      ----------
  Gross profit....................     362,785       1,592        10,831             --         375,208
Depreciation and amortization.....      65,614       1,062           988             --          67,664
Other operating expenses..........     170,663       3,733         4,339         (1,472)        177,263
                                    ----------    --------       -------      ---------      ----------
Operating income (loss)...........     126,508      (3,203)        5,504          1,472         130,281
Equity in earnings of Woodward
  Marketing L.L.C.................          --       8,062            --             --           8,062
Miscellaneous income (expense)....        (864)      1,819         1,539         (4,368)         (1,874)
Interest charges..................      46,351       2,611           945         (2,896)         47,011
                                    ----------    --------       -------      ---------      ----------
Income before income taxes........      79,293       4,067         6,098             --          89,458
Income tax expense................      29,412       1,516         2,440             --          33,368
                                    ----------    --------       -------      ---------      ----------
     Net income...................  $   49,881    $  2,551       $ 3,658      $      --      $   56,090
                                    ==========    ========       =======      =========      ==========
Capital expenditures..............  $  112,683    $     32       $   394      $      --      $  113,109
                                    ==========    ========       =======      =========      ==========

                            ATMOS ENERGY CORPORATION

     The following table summarizes our revenues by products and services for the year ended September 30.

                                                      2003         2002         2001
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Utility revenues:
  Gas sales revenues:
     Residential.................................  $  873,375   $  535,981   $  788,902
     Commercial..................................     367,961      221,728      342,945
     Public authority and other..................      65,921       31,731       58,539
     Industrial..................................     192,676       98,765      148,180
                                                   ----------   ----------   ----------
       Total gas sales revenues..................   1,499,933      888,205    1,338,566
  Transportation revenues........................      29,583       36,591       28,668
  Other gas revenues.............................      23,341       11,258       10,925
                                                   ----------   ----------   ----------
     Total utility revenues......................   1,552,857      936,054    1,378,159
Natural gas marketing revenues...................   1,234,447      700,519      291,152
Other non-utility revenues.......................      12,612       14,391       56,170
                                                   ----------   ----------   ----------
     Total operating revenues....................  $2,799,916   $1,650,964   $1,725,481
                                                   ==========   ==========   ==========

                            ATMOS ENERGY CORPORATION

     Balance sheet information at September 30, 2003 and 2002 by segment is presented in the following tables:

                                                       AT SEPTEMBER 30, 2003
                                --------------------------------------------------------------------
                                             NATURAL GAS      OTHER
                                 UTILITY      MARKETING    NON-UTILITY   ELIMINATIONS   CONSOLIDATED
                                ----------   -----------   -----------   ------------   ------------
                                                           (IN THOUSANDS)
ASSETS
Property, plant and equipment,
  net.........................  $1,446,976    $  9,288      $ 59,725      $      --      $1,515,989
Investment in subsidiaries....     133,586      (2,662)           --       (130,924)             --
Current assets
  Cash and cash equivalents...          --      14,880           803             --          15,683
  Assets from risk management
     activities...............         202      22,941            --           (884)         22,259
  Other current assets........     230,609     197,239        85,119        (92,912)        420,055
  Intercompany receivables....     114,550          --            --       (114,550)             --
                                ----------    --------      --------      ---------      ----------
     Total current assets.....     345,361     235,060        85,922       (208,346)        457,997
Intangible assets.............          --       5,030            --             --           5,030
Goodwill......................     233,741      22,600        12,128             --         268,469
Noncurrent assets from risk
  management activities.......          --       1,896            --           (197)          1,699
Investment in US Propane
  LLC.........................          --          --        21,071             --          21,071
Deferred charges and other
  assets......................     220,258       2,214        25,781             --         248,253
                                ----------    --------      --------      ---------      ----------
                                $2,379,922    $273,426      $204,627      $(339,467)     $2,518,508
                                ==========    ========      ========      =========      ==========
CAPITALIZATION AND LIABILITIES
Shareholders' equity..........  $  857,517    $ 74,759      $ 58,827      $(133,586)     $  857,517
Long-term debt................     858,720          --         5,198             --         863,918
                                ----------    --------      --------      ---------      ----------
     Total capitalization.....   1,716,237      74,759        64,025       (133,586)      1,721,435
Current liabilities
  Current maturities of
     long-term debt...........       8,227          --         1,118             --           9,345
  Short-term debt.............     118,595          --            --             --         118,595
  Liabilities from risk
     management activities....       7,941      13,400            --           (551)         20,790
  Other current liabilities...     184,365     183,082        10,008        (90,470)        286,985
  Intercompany payables.......          --       5,549       109,001       (114,550)             --
                                ----------    --------      --------      ---------      ----------
     Total current
       liabilities............     319,128     202,031       120,127       (205,571)        435,715
Deferred income taxes.........     221,912      (9,498)       11,081           (145)        223,350
Noncurrent liabilities from
  risk management
  activities..................          --         928            --           (165)            763
Deferred credits and other
  liabilities.................     122,645       5,206         9,394             --         137,245
                                ----------    --------      --------      ---------      ----------
                                $2,379,922    $273,426      $204,627      $(339,467)     $2,518,508
                                ==========    ========      ========      =========      ==========

                            ATMOS ENERGY CORPORATION

                                                   AT SEPTEMBER 30, 2002
                            --------------------------------------------------------------------
                                         NATURAL GAS      OTHER
                             UTILITY      MARKETING    NON-UTILITY   ELIMINATIONS   CONSOLIDATED
                            ----------   -----------   -----------   ------------   ------------
                                                       (IN THOUSANDS)
ASSETS
Property, plant and
  equipment, net..........  $1,223,901    $  9,893      $ 66,526      $      --      $1,300,320
Investment in
  subsidiaries............     122,988      (5,752)           --       (117,236)             --
Current assets
  Cash and cash
     equivalents..........          --      47,887           104             --          47,991
  Assets from risk
     management
     activities...........       4,424      28,909            --         (5,349)         27,984
  Other current assets....     126,066     141,526         4,275        (16,687)        255,180
  Intercompany
     receivables..........      76,174          --            --        (76,174)             --
                            ----------    --------      --------      ---------      ----------
     Total current
       assets.............     206,664     218,322         4,379        (98,210)        331,155
Intangible assets.........          --       5,365            --             --           5,365
Goodwill..................     150,287      21,288        13,440             --         185,015
Noncurrent assets from
  risk management
  activities..............          --       5,241            --             --           5,241
Investment in US Propane
  LLC.....................          --          --        22,175             --          22,175
Deferred charges and other
  assets..................      87,157      37,294         7,663             --         132,114
                            ----------    --------      --------      ---------      ----------
                            $1,790,997    $291,651      $114,183      $(215,446)     $1,981,385
                            ==========    ========      ========      =========      ==========
CAPITALIZATION AND
  LIABILITIES
Shareholders' equity......  $  573,235    $ 75,675      $ 47,313      $(122,988)     $  573,235
Long-term debt............     667,946          --         2,517             --         670,463
                            ----------    --------      --------      ---------      ----------
     Total
       capitalization.....   1,241,181      75,675        49,830       (122,988)      1,243,698
Current liabilities
  Current maturities of
     long-term debt.......      20,907          --         1,073             --          21,980
  Short-term debt.........     145,791          --            --             --         145,791
  Liabilities from risk
     management
     activities...........          --      18,487            --             --          18,487
  Other current
     liabilities..........     134,138     151,046         9,113        (16,284)        278,013
  Intercompany payables...          --      33,027        43,147        (76,174)             --
                            ----------    --------      --------      ---------      ----------
     Total current
       liabilities........     300,836     202,560        53,333        (92,458)        464,271
Deferred income taxes.....     130,575      (3,227)        7,192             --         134,540
Noncurrent liabilities
  from risk management
  activities..............          --       3,663            --             --           3,663
Deferred credits and other
  liabilities.............     118,405      12,980         3,828             --         135,213
                            ----------    --------      --------      ---------      ----------
                            $1,790,997    $291,651      $114,183      $(215,446)     $1,981,385
                            ==========    ========      ========      =========      ==========

                            ATMOS ENERGY CORPORATION

18.  RELATED PARTY TRANSACTIONS

     AEM provides a variety of natural gas management services to our Colorado-Kansas, Kentucky, Louisiana and Mid-States divisions including furnishing natural gas supplies at fixed and market-based prices and the management of certain of our underground storage facilities. Additionally, at times, AEM places financial instruments for our various divisions to protect us and our customers from unusually large winter period gas price increases. The following summarizes these transactions with AEM.

                                                         2003       2002       2001
                                                       --------   --------   --------
Gas purchases(1):
  Dollars (in thousands).............................  $333,390   $190,594   $525,568
  Volumes (Mcf)......................................    62,729     67,657     96,252
  Average sales price per Mcf........................  $   5.31   $   2.82   $   5.46
Storage contract fees (in thousands).................  $  4,236   $  4,305   $  3,366

---------------

(1) Gas purchases are made in a competitive bidding process, reflect market prices and exclude demand and other charges.

     JD Woodward became Senior Vice President, Non-Utility Operations of the Company on April 1, 2001. Woodward Marketing L.L.C., a wholly-owned subsidiary of the Company through September 30, 2003 and its successor, AEM (see Note 1), leases office space from one corporation owned by Mr. Woodward. The lease originated in April 2002 and expires in March 2007. Base lease payments are $225,000 in the first year of the lease and increase to $253,000 in the final year.

     During 2003 and 2002, our utility division leased office space and vehicles from our natural gas marketing and other non-utility segments. Base lease payments were $0.7 million in 2003 and 2002. There were no such leasing activities during 2001.

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

19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized unaudited quarterly financial data is presented below. The sum of net income per share by quarter may not equal the net income per share for the year due to variations in the weighted average shares outstanding used in computing such amounts. Our businesses are seasonal due to weather conditions in our service areas. For further information on its effects on quarterly results, see the "Results of Operations" discussion included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section herein.

     As more fully described in Note 5, upon the adoption of EITF 02-03, our inventory, storage, transportation and index-priced physical forward contracts are no longer marked to market. Our index-priced physical forward contracts are now considered normal purchases and sales under SFAS 133. In conjunction with the adoption of EITF 02-03, energy trading contracts resulting in delivery of a commodity where we are

                            ATMOS ENERGY CORPORATION
the principal in the transaction are included as natural gas marketing sales or purchases. The following selected quarterly financial data has been reclassified to conform with this new presentation.

                                                          QUARTER ENDED
                                        --------------------------------------------------
                                        DECEMBER 31    MARCH 31    JUNE 30    SEPTEMBER 30
                                        -----------   ----------   --------   ------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL YEAR 2003:
  Operating revenues
     Utility segment..................   $399,968     $  696,561   $245,998     $211,555
     Natural gas marketing segment....    343,498        620,402    374,832      329,761
     Other non-utility segment........      2,900          9,657      3,685        5,388
     Intersegment eliminations........    (65,934)      (132,478)  (136,045)    (109,832)
                                         --------     ----------   --------     --------
                                          680,432      1,194,142    488,470      436,872
  Gross profit........................    137,166        202,968     95,064       99,778
  Operating income....................     52,624        107,878     14,056       13,282
  Income (loss) before cumulative
     effect of accounting change......     25,793         56,305       (201)      (2,436)
  Cumulative effect of accounting
     change, net of income tax
     benefit..........................         --         (7,773)        --           --
  Net income (loss)...................     25,793         48,532       (201)      (2,436)
  Income (loss) before cumulative
     effect of accounting change per
     basic and diluted share..........   $    .60     $     1.24   $   (.00)    $   (.05)
  Cumulative effect of accounting
     change, net of income tax
     benefit, per basic and diluted
     share............................   $     --     $     (.17)  $     --     $     --
                                         --------     ----------   --------     --------
  Net income (loss) per basic and
     diluted share....................   $    .60     $     1.07   $   (.00)    $   (.05)
                                         ========     ==========   ========     ========
FISCAL YEAR 2002:
  Operating revenues
     Utility segment..................   $265,156     $  376,811   $159,493     $136,066
     Natural gas marketing segment....    254,042        256,172    282,396      239,264
     Other non-utility segment........      7,466          9,494      3,888        3,857
     Intersegment eliminations........    (86,510)      (112,218)   (57,672)     (86,741)
                                         --------     ----------   --------     --------
                                          440,154        530,259    388,105      292,446
  Gross profit........................    116,528        159,487     86,092       69,033
  Operating income....................     43,446         86,333     19,178        6,374
  Net income (loss)...................     20,633         41,378      3,254       (5,609)
  Net income (loss) per basic share...   $    .51     $     1.01   $    .08     $   (.14)
  Net income (loss) per diluted
     share............................   $    .50     $     1.01   $    .08     $   (.14)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman, President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures continue to be effective.

     Such disclosure controls and procedures are controls and procedures designed to ensure that all information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods set forth in applicable Securities and Exchange Commission forms, rules and regulations. In addition, we have reviewed our internal control over financial reporting and have concluded that there has been no change in such internal control during the fourth quarter of fiscal 2003 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 11, 2004. Information regarding executive officers is included in Part I of this Form 10-K.

     Identification of the members of the Audit Committee of the Board of Directors as well as the Board of Directors' determination as to whether one or more audit committee financial experts is serving on the Audit Committee of the Board of Directors is incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 11, 2004.

     The Company has adopted a code of ethics for its principal executive officer and senior financial officers. Such code of ethics is represented by the Company's Code of Conduct, which is applicable to all directors, officers and employees of the Company, including the Company's principal executive officer and senior financial officers. A copy of the Company's Code of Conduct is posted on the Company's website under "Corporate Governance".

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 11, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
          STOCKHOLDER MATTERS

     Incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 11, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 11, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on February 11, 2004.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. and 2. Financial statements and financial statement schedules.

     The financial statements and financial statement schedule listed in the Index to Financial Statements in Item 8 are filed as part of this Form 10-K.

     3. Exhibits

     The exhibits listed in the accompanying Exhibits Index are filed as part of this Form 10-K. The exhibits numbered 10.15(a) through 10.26(b) are management contracts or compensatory plans or arrangements.

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

Date: November 21, 2003

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


          /s/ ROBERT W. BEST              Chairman, President and Chief    November 21, 2003
--------------------------------------          Executive Officer
            Robert W. Best

          /s/ JOHN P. REDDY              Senior Vice President and Chief   November 21, 2003
--------------------------------------          Financial Officer
            John P. Reddy

        /s/ F.E. MEISENHEIMER             Vice President and Controller    November 21, 2003
--------------------------------------   (Principal Accounting Officer)
          F.E. Meisenheimer

        /s/ TRAVIS W. BAIN, II                      Director               November 21, 2003
--------------------------------------
          Travis W. Bain, II

            /s/ DAN BUSBEE                          Director               November 21, 2003
--------------------------------------
              Dan Busbee

        /s/ RICHARD W. CARDIN                       Director               November 21, 2003
--------------------------------------
          Richard W. Cardin

        /s/ THOMAS J. GARLAND                       Director               November 21, 2003
--------------------------------------
          Thomas J. Garland

        /s/ RICHARD K. GORDON                       Director               November 21, 2003
--------------------------------------
          Richard K. Gordon

          /s/ GENE C. KOONCE                        Director               November 21, 2003
--------------------------------------
            Gene C. Koonce

        /s/ THOMAS C. MEREDITH                      Director               November 21, 2003
--------------------------------------
          Thomas C. Meredith

        /s/ PHILLIP E. NICHOL                       Director               November 21, 2003
--------------------------------------
          Phillip E. Nichol

          /s/ CARL S. QUINN                         Director               November 21, 2003
--------------------------------------
            Carl S. Quinn

        /s/ CHARLES K. VAUGHAN                      Director               November 21, 2003
--------------------------------------
          Charles K. Vaughan

         /s/ RICHARD WARE II                        Director               November 21, 2003
--------------------------------------
           Richard Ware II

                                                                     SCHEDULE II

                            ATMOS ENERGY CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                             ADDITIONS
                                                      -----------------------
                                         BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE
                                         BEGINNING      COST &       OTHER                     AT END OF
                                         OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS     PERIOD
                                         ----------   ----------   ----------    ----------    ---------
2003
  Allowance for doubtful accounts......   $10,509      $13,249       $   --       $10,707(2)    $13,051
2002
  Allowance for doubtful accounts......   $16,151      $    --       $1,500(1)    $ 7,142(2)    $10,509
2001
  Allowance for doubtful accounts......   $10,589      $26,226           --       $20,664(2)    $16,151

---------------

(1) This amount was charged to regulatory assets within deferred charges and other assets as recovery was specifically permitted by the relevant regulators.

(2) Uncollectible accounts written off.

                                 EXHIBITS INDEX

                                 ITEM 14.(A)(3)

EXHIBIT
NUMBER                          DESCRIPTION                    PAGE NUMBER OR INCORPORATION BY REFERENCE TO
-------        ---------------------------------------------   --------------------------------------------
               Plan of Reorganization
  2.1          Purchase and Sale Agreement (Louisiana Gas      Exhibit 2.1 to Registration Statement on
               Operations), by and among Citizens Utilities    Form S-3/A filed November 6, 2000 (File No.
               Company (now known as Citizens Communications   333-73705)
               Company), LGS Natural Gas Company and Atmos
               Energy Corporation, dated as of April 13,
               2000
  2.2          Agreement and Plan of Merger and                Exhibit 2.2 of Form 10-K for fiscal year
               Reorganization dated as of September 21,        ended September 30, 2001 (File No. 1-10042)
               2001, by and among Atmos Energy Corporation,
               Mississippi Valley Gas Company and the
               Shareholders Named on the Signature Pages
               hereto Articles of Incorporation and Bylaws
  3.1(a)       Restated Articles of Incorporation of the       Exhibit 3.1 of Form 10-K for fiscal year
               Company, as Amended (as of July 31, 1997)       ended September 30, 1997 (File No. 1-10042)
  3.1(b)       Articles of Amendment to the Restated           Exhibit 3a of Form 10-Q for quarter ended
               Articles of Incorporation of Atmos Energy       March 31, 1999 (File No. 1- 10042)
               Corporation as Amended (Texas)
  3.1(c)       Articles of Amendment to the Restated           Exhibit 3b of Form 10-Q for quarter ended
               Articles of Incorporation of Atmos Energy       March 31, 1999 (File No. 1- 10042)
               Corporation as Amended (Virginia)
  3.2(a)       Bylaws of the Company (Amended and Restated     Exhibit 3.2 of Form 10-K for fiscal year
               as of November 12, 1997)                        ended September 30, 1997 (File No. 1-10042)
  3.2(b)       Amendment No. 1 to Bylaws of Atmos Energy       Exhibit 3.1 of Form 10-Q for quarter ended
               Corporation (Amended and Restated as of         March 31, 2001 (File No. 1- 10042)
               November 12, 1997)
  3.2(c)       Amendment No. 2 to Bylaws of Atmos Energy
               Corporation (Amended and Restated as of
               November 12, 1997)
               Instruments Defining Rights of Security
               Holders
  4.1          Specimen Common Stock Certificate (Atmos En-    Exhibit (4)(b) of Form 10-K for fiscal year
               ergy Corporation)                               ended September 30, 1988 (File No. 1-10042)
  4.2          Rights Agreement, dated as of November 12,      Exhibit 4.1 of Form 8-K dated November 12,
               1997, between the Company and BankBoston,       1997 (File No. 1-10042)
               N.A., as Rights Agent
  4.3          First Amendment to Rights Agreement dated as    Exhibit 2 of Form 8-A, Amendment No. 1,
               of August 11, 1999, between the Company and     dated August 12, 1999 (File No. 1-10042)
               BankBoston, N.A., as Rights Agent
  4.4          Second Amendment to Rights Agreement dated as   Exhibit 4 of Form 10-Q for quarter ended
               of February 13, 2002, between the Company and   December 31, 2001 (File No. 1-10042)
               EquiServe Trust Company, N.A., as Rights
               Agent
  4.5          Registration Rights Agreement, dated as of      Exhibit 4.1 of Form 10-Q for quarter ended
               June 30, 2003, between Atmos Energy             June 30, 2003 (File No. 1-10042)
               Corporation and Gary A. Morris, as Asset
               Manager
  4.6          Registration Rights Agreement, dated as of      Exhibit 99.2 of Form 8-K/A, dated December
               December 3, 2002, by and among Atmos Energy     3, 2002 (File No. 1-10042)
               Corporation and the Shareholders of
               Mississippi Valley Gas Company

EXHIBIT
NUMBER                          DESCRIPTION                    PAGE NUMBER OR INCORPORATION BY REFERENCE TO
-------        ---------------------------------------------   --------------------------------------------
  4.7          Standstill Agreement, dated as of December 3,   Exhibit 99.3 of Form 8-K/A, dated December
               2002, by and among Atmos Energy Corporation     3, 2002 (File No. 1-10042)
               and the Shareholders of Mississippi Valley
               Gas Company
  4.8          Form of Indenture between Atmos Energy          Exhibit 4.1 to Registration Statement on
               Corporation and U.S. Bank Trust National        Form S-3 filed April 20, 1998 (File No.
               Association, Trustee                            333-50477)
  4.9          Indenture between Atmos Energy Corporation,     Exhibit 99.3 of Form 8-K dated May 15, 2001
               as Issuer, and Suntrust Bank, Trustee dated     (File No. 1-10042)
               as of May 22, 2001
  4.10(a)      Indenture of Mortgage, dated as of July 15,     Exhibit to Registration Statement of United
               1959, from United Cities Gas Company to First   Cities Gas Company on Form S-3 (File No.
               Trust of Illinois, National Association, and    33-56983)
               M.J. Kruger, as Trustees, as amended and
               supplemented through December 1, 1992 (the
               Indenture of Mortgage through the 20th
               Supplemental Indenture)
  4.10(b)      Twenty-First Supplemental Indenture dated as    Exhibit 10.7(a) of Form 10-K for fiscal year
               of February 5, 1997 by and among United         ended September 30, 1997 (File No. 1-10042)
               Cities Gas Company and Bank of America
               Illinois and First Trust National Association
               and Russell C. Bergman supplementing
               Indenture of Mortgage dated as of July 15,
               1959
  4.10(c)      Twenty-Second Supplemental Indenture dated as   Exhibit 10.7(b) of Form 10-K for fiscal year
               of July 29, 1997 by and among the Company and   ended September 30, 1997 (File No. 1-10042)
               First Trust National Association and Russell
               C. Bergman supplementing Indenture of
               Mortgage dated as of July 15, 1959
  4.11(a)      Form of Indenture between United Cities Gas     Exhibit to Registration Statement of United
               Company and First Trust of Illinois, National   Cities Gas Company on Form S-3 (File No.
               Association, as Trustee dated as of November    33-56983)
               15, 1995
  4.11(b)      First Supplemental Indenture between the        Exhibit 10.8(a) of Form 10-K for fiscal year
               Company and First Trust of Illinois, National   ended September 30, 1997 (File No. 1-10042)
               Association, as Trustee dated as of July 29,
               1997
  4.12(a)      Seventh Supplemental Indenture, dated as of     Exhibit 10.1 of Form 10-Q for quarter ended
               October 1, 1983 between Greeley Gas Company     June 30, 1994 (File No. 1-10042)
               ("The Greeley Gas Division") and the Central
               Bank of Denver, N.A. ("Central Bank")
  4.12(b)      Ninth Supplemental Indenture, dated as of       Exhibit 10.2 of Form 10-Q for quarter ended
               April 1, 1991, between The Greeley Gas          June 30, 1994 (File No. 1-10042)
               Division and Central Bank
  4.12(c)      Tenth Supplemental Indenture, dated as of       Exhibit 10.4 of Form 10-Q for quarter ended
               December 1, 1993, between the Company and       June 30, 1994 (File No. 1-10042)
               Colorado National Bank, formerly Central Bank
  9            Not Applicable
               Material Contracts
 10.1          Bond Purchase Agreement, dated as of April 1,   Exhibit 10.3 of Form 10-Q for quarter ended
               1991, between the Greeley Division and          June 30, 1994 (File No. 1-10042)
               Central Bank
 10.2(a)       Purchase Agreement for 6 3/4% Debentures due    Exhibit 99.1 of Form 8-K dated July 22, 1998
               2028 by and among Merrill Lynch Co.,            (File No. 1-10042)
               NationsBanc Montgomery Securities L.L.C.,
               Edward D. Jones & Co., L.P. and Atmos Energy
               Corporation dated July 22, 1998

EXHIBIT
NUMBER                          DESCRIPTION                    PAGE NUMBER OR INCORPORATION BY REFERENCE TO
-------        ---------------------------------------------   --------------------------------------------
 10.2(b)       Purchase Agreement for 7 3/8% Senior Notes      Exhibit 99.1 of Form 8-K dated May 15, 2001
               due 2011 by and among Banc of America           (File No. 1-10042)
               Securities L.L.C., Banc One Capital Markets,
               Inc., First Union Securities, Inc, Fleet
               Securities, Inc, SG Cowen Securities
               Corporation and Atmos Energy Corporation
               dated May 15, 2001
 10.2(c)       Purchase Agreement for 5 1/8% Senior Notes      Exhibit 1.1 of Form 8-K dated January 13,
               due 2013 by and among Banc One Capital          2003 (File No. 1-10042)
               Markets, Inc., SG Cowen Securities
               Corporation, SunTrust Capital Markets, Inc.,
               Wachovia Securities, Inc., Banc of America
               Securities LLC, KBC Financial Products USA
               Inc., U.S. Bancorp Piper Jaffray Inc.,
               Hibernia Southcoast Capital, Inc. and Atmos
               Energy Corporation dated January 13, 2003
 10.2(d)       Purchase Agreement for 6,741,500 Shares of      Exhibit 99.1 of Form 8-K dated December 14,
               Common Stock (No Par Value) by and among        2000 (File No. 1-10042)
               Merrill Lynch & Co., Merrill Lynch, Pierce,
               Fenner & Smith Incorporated, UBS Warburg
               L.L.C., A.G. Edwards & Sons, Inc, Edward D.
               Jones & Co., L.P. and Atmos Energy
               Corporation dated December 14, 2000
 10.2(e)       Purchase Agreement for 4,100,000 Shares of      Exhibit 1.1 of Form 8-K dated June 18, 2003
               Common Stock (No Par Value) by and among        (File No. 1-10042)
               Merrill Lynch & Co., Merrill Lynch, Pierce
               Fenner & Smith Incorporated, UBS Securities
               LLC, A.G. Edwards & Sons, Inc., Edward D.
               Jones & Co., L.P. and Atmos Energy
               Corporation dated June 18, 2003
 10.3(a)       364-Day Revolving Credit Agreement, dated as    Exhibit 10.1 of Form 10-Q for quarter ended
               of July 29, 2003, among Atmos Energy            June 30, 2003 (File No. 1-10042)
               Corporation, Bank One, NA, Suntrust Bank and
               Bank of America, N.A. and the lenders
               identified therein
 10.3(b)       Uncommitted Amended and Restated Credit         Exhibit 10.1 of Form 10-Q for quarter ended
               Agreement, dated to be effective July 1,        June 30, 2002 (File No. 1-10042)
               2002, among Woodward Marketing, L.L.C.,
               Fortis Capital Corp., BNP Paribas and the
               other financial institutions which may become
               parties hereto
 10.3(c)       First Amendment, entered into effective as of   Exhibit 10.1 of Form 10-Q for quarter ended
               December 23, 2002, to the Uncommitted Amended   March 31, 2003 (File No. 1-10042)
               and Restated Credit Agreement, dated as of
               July 1, 2002, among Woodward Marketing,
               L.L.C., Fortis Capital Corp., BNP Paribas and
               the other financial institutions which may
               become parties hereto
 10.3(d)       Second Amendment, entered into effective as     Exhibit 10.2 of Form 10-Q for quarter ended
               of February 7, 2003, to the Uncommitted         March 31, 2003 (File No. 1-10042)
               Amended and Restated Credit Agreement, dated
               as of July 1, 2002, among Woodward Marketing,
               L.L.C., Fortis Capital Corp., BNP Paribas and
               the other financial institutions which may
               become parties hereto
 10.3(e)       Third Amendment, entered into effective as of   Exhibit 10.3 of Form 10-Q for quarter ended
               February 28, 2003, to the Uncommitted Amended   March 31, 2003 (File No. 1-10042)
               and Restated Credit Agreement, dated as of
               July 1, 2002, among Woodward Marketing,
               L.L.C., Fortis Capital Corp., BNP Paribas and
               the other financial institutions which may
               become parties hereto

EXHIBIT
NUMBER                          DESCRIPTION                    PAGE NUMBER OR INCORPORATION BY REFERENCE TO
-------        ---------------------------------------------   --------------------------------------------
 10.3(f)       Fourth Amendment, entered into effective as     Exhibit 10.4 of Form 10-Q for quarter ended
               of March 31, 2003, to the Uncommitted Amended   March 31, 2003 (File No. 1-10042)
               and Restated Credit Agreement, dated as of
               July 1, 2002, among Woodward Marketing,
               L.L.C., Fortis Capital Corp., BNP Paribas and
               the other financial institutions which may
               become parties hereto
 10.3(g)       Fifth Amendment and Waiver, entered into        Exhibit 10.5 of Form 10-Q for quarter ended
               effective as of April 28, 2003, to the          March 31, 2003 (File No. 1-10042)
               Uncommitted Amended and Restated Credit
               Agreement, dated as of July 1, 2002, among
               Woodward Marketing, L.L.C., Fortis Capital
               Corp., BNP Paribas and the other financial
               institutions which may become parties hereto
 10.3(h)       Sixth Amendment to Credit Agreement, Global
               Amendment to Loan Documents and Waiver, en-
               tered into effective as of October 1, 2003,
               to the Uncommitted Amended and Restated
               Credit Agreement, dated as of July 1, 2002,
               among Woodward Marketing, L.L.C., Fortis
               Capital Corp., BNP Paribas and the other
               financial institutions which may become
               parties hereto
 10.3(i)       Bridge Credit Agreement, dated as of October    Exhibit 10.8(c) of Form 10-K for fiscal year
               7, 2002, among Atmos Energy Corporation, Bank   ended September 30, 2002 (File No. 1-10042)
               One, NA, Wachovia Bank, National Association,
               Suntrust Bank and Societe Generale, New York
               Branch
               Gas Supply Contracts
 10.4(a)       Firm Gas Service Transportation Agreement No.
               123535 dated May 1, 2003 between Atmos Energy
               Corporation (Colorado-Kansas Division) and
               Public Service Company of Colorado
 10.4(b)       Transportation Storage Service Agreement No.    Exhibit 10.6(b) of Form 10-K for fiscal year
               TA-0544 between Greeley Gas Company and         ended September 30, 1994 (File No. 1-10042)
               Southern Star Central Gas Pipeline, Inc.
               dated October 1, 1993, as renewed to extend
               to October 1, 2008
 10.4(c)       Firm Transportation Service Agreement No.
               33182000D, Rate Schedule TF-1, dated April 1,
               2003 between Atmos Energy Corporation
               (Colorado-Kansas Division) and Colorado
               Interstate Gas Company
 10.4(d)       No-Notice Storage and Transportation Delivery
               Service Agreement No. 31044000A, Rate Sched-
               ule NNT-1, dated October 1, 2002 between
               Atmos Energy Corporation (Colorado-Kansas
               Division) and Colorado Interstate Gas Company
 10.4(e)       Transportation-Storage Contract No. TA-0614     Exhibit 10.6 of Form 10-Q for quarter ended
               (Request 0180) between Greeley Gas Company      March 31, 1998 (File No. 1-10042)
               (transferred from United Cities Gas Company
               effective January 1, 2000) and Southern Star
               Central Gas Pipeline, Inc. dated October 1,
               1993, as amended to extend to October 1, 2005
 10.4(f)       Transportation-Storage Contract No. TA-0611     Exhibit 10.7 of Form 10-Q for quarter ended
               (Request 0002) between Greeley Gas Company      March 31, 1998 (File No. 1-10042)
               (transferred from United Cities Gas Company
               effective January 1, 2000) and Southern Star
               Central Gas Pipeline, Inc. dated October 1,
               1993, as renewed to extend to October 1, 2008

EXHIBIT
NUMBER                          DESCRIPTION                    PAGE NUMBER OR INCORPORATION BY REFERENCE TO
-------        ---------------------------------------------   --------------------------------------------
 10.5(a)       Agreement for Firm Intrastate Transportation    Exhibit 10.1 of Form 10-Q for quarter ended
               of Natural Gas in the State of Louisiana        March 31, 1998 (File No. 1-10042)
               between Trans La (now known as Atmos Energy
               Louisiana) and Louisiana Intrastate Gas
               Company L.L.C. (LIG) dated December 22, 1997
               and effective July 1, 1997, as amended to
               extend to July 1, 2005 and for successive 1
               year terms
 10.5(b)       Agreement for Firm 311(a)(2) Transportation     Exhibit 10.2 of Form 10-Q for quarter ended
               of Natural Gas in the State of Louisiana        March 31, 1998 (File No. 1-10042)
               between Trans La (now known as Atmos Energy
               Louisiana) and Louisiana Intrastate Gas
               Company L.L.C. (LIG) dated December 22, 1997
               and effective July 1, 1997, as amended to
               extend to July 1, 2005 and for successive 1
               year terms
 10.5(c)       No-Notice Service Agreement No. 29865,
               (formerly Contract No. 29267), Rate Schedule
               NNS, dated April 1, 2002 between Atmos Energy
               Corporation (Louisiana Division) and Gulf
               South Pipeline Company, L.P., as amended to
               extend to March 31, 2008
 10.6(a)       Gas Transportation Agreement between Texas      Exhibit 10.3 of Form 10-Q for quarter ended
               Gas and Western Kentucky Gas dated November     December 31, 1993 (File No. 1-10042)
               1, 1993 (Contract No. T3355, zone 3), as
               amended to extend to November 1, 2004
 10.6(b)       Gas Transportation Agreement between Texas      Exhibit 10.4 of Form 10-Q for quarter ended
               Gas and Western Kentucky Gas dated November     December 31, 1993 (File No. 1-10042)
               1, 1993 (Contract No. T3819, zone 4), as
               amended to extend to November 1, 2004
 10.6(c)       Gas Transportation Agreement between Texas      Exhibit 10.5 of Form 10-Q for quarter ended
               Gas and Western Kentucky Gas dated November     December 31, 1993 (File No. 1-10042)
               1, 1993 (Contract No. N0210, Zone 2, Contract
               No. N0340, Zone 3, Contract No. N0435, Zone
               4), as amended to extend to November 1, 2004
 10.7(a)       Gas Transportation Agreement, Contract No.      Exhibit 10.17(a) of Form 10-K for fiscal
               2550, dated September 1, 1993, between          year ended September 30, 1993 (File No.
               Tennessee Gas Pipeline Company, a division of   1-10042)
               Tenneco, Inc. ("Tennessee Gas"), and Western
               Kentucky, Campbellsville Service Area, as
               amended to extend to November 1, 2007
 10.7(b)       Gas Transportation Agreement, Contract No.      Exhibit 10.17(b) of Form 10-K for fiscal
               2546, dated September 1, 1993, between          year ended September 30, 1993 (File No.
               Tennessee Gas and Western Kentucky, Danville    1-10042)
               Service Area, as amended to extend to
               November 1, 2007
 10.7(c)       Gas Transportation Agreement, Contract No.      Exhibit 10.17(c) of Form 10-K for fiscal
               2385, dated September 1, 1993, between          year ended September 30, 1993 (File No.
               Tennessee Gas and Western Kentucky,             1-10042)
               Greensburg et al Service Area, as amended to
               extend to November 1, 2007
 10.7(d)       Gas Transportation Agreement, Contract No.      Exhibit 10.17(d) of Form 10-K for fiscal
               2551, dated September 1, 1993, between          year ended September 30, 1993 (File No.
               Tennessee Gas and Western Kentucky,             1-10042)
               Harrodsburg Service Area, as amended to
               extend to November 1, 2007
 10.7(e)       Gas Transportation Agreement, Contract No.      Exhibit 10.17(e) of Form 10-K for fiscal
               2548, dated September 1, 1993, between          year ended September 30, 1993 (File No.
               Tennessee Gas and Western Kentucky, Lebanon     1-10042)
               Service Area, as amended to extend to
               November 1, 2007

EXHIBIT
NUMBER                          DESCRIPTION                    PAGE NUMBER OR INCORPORATION BY REFERENCE TO
-------        ---------------------------------------------   --------------------------------------------
 10.8          Transportation Service Agreement between        Exhibit 10.13 of Form 10-K for fiscal year
               Energas Company and ONEOK WesTex                ended September 30, 2002 (File No. 1-10042)
               Transmission, L.P. dated January 1, 2002, as
               amended by Service Orders dated October 1,
               2003 to extend to March 31, 2009
 10.9          Amarillo Supply Agreement dated January 2,      Exhibit 10.7(a) of Form 10-K for fiscal year
               1993 between Energas and Pioneer Natural        ended September 30, 1994 (File No. 1-10042)
               Resources, USA, Inc. (formerly Mesa Operating
               Company)
 10.10(a)      Gas Transportation Agreement No. 30774, Rate    Exhibit 10.1 of Form 10-Q for quarter ended
               Schedules FT-A and FT-GS, between United        December 31, 1999 (File No. 1-10042)
               Cities Gas Company and East Tennessee Natural
               Gas Company dated October 1, 1999, as amended
               to extend to October 31, 2004
 10.10(b)      Gas Transportation Agreement No. 27311          Exhibit 10.20(c) of Form 10-K for fiscal
               between United Cities Gas Company and           year ended September 30, 2000 (File No.
               Tennessee Gas Pipeline Company dated November   1-10042)
               1, 2000
 10.10(c)      Service Agreement No. 867760, under Rate        Exhibit 10.8 of Form 10-Q for quarter ended
               Schedule FT, between United Cities Gas          March 31, 1998 (File No. 1-10042)
               Company and Southern Natural Gas Company
               dated November 1, 1993, as amended to extend
               to October 31, 2005
 10.10(d)      Service Agreement No. 867761 under Rate         Exhibit 10.9 of Form 10-Q for quarter ended
               Schedule FT-NN between United Cities Gas        March 31, 1998 (File No. 1-10042)
               Company and Southern Natural Gas Company
               dated November 1, 1993, as amended to extend
               to October 31, 2005
 10.10(e)      FTS-1 Service Agreement No. 59572 between       Exhibit 10.20(f) of Form 10-K for fiscal
               United Cities Gas Company and Columbia Gulf     year ended September 30, 2000 (File No.
               Transmission Company dated November 1, 1998     1-10042)
 10.10(f)      Gas Transportation Agreement No. 34538 (Rocky   Exhibit 10.20(g) of Form 10-K for fiscal
               Top Expansion) between United Cities Gas Com-   year ended September 30, 2000 (File No.
               pany and East Tennessee Natural Gas Company     1-10042)
               dated November 1, 2000
 10.11         Firm Transportation Service Agreement under
               Rate Schedule FTS dated November 1, 2002
               between Atmos Energy Corporation (Mid-States
               Division) and Ozark Gas Transmission, L.L.C.
               as renewed to extend to October 31, 2004
 10.12         Service Agreement #400227 for Rate Schedule     Exhibit 10.18 of Form 10-K for fiscal year
               SS-1 between United Cities Gas Company and      ended September 30, 2002 (File No. 1-10042)
               Texas Eastern Transmission Corporation dated
               May 31, 2000
 10.13(a)      No Notice Service Agreement No. 16086 dated
               November 1, 1993 between Mississippi Valley
               Gas Company and Gulf South Pipeline Company
               LP., (formerly Koch Gateway Pipeline Co.), as
               amended to extend to March 31, 2005
 10.13(b)      Service Agreement No. FSNG46 under Rate
               Schedule FT and/or FT-NN between Mississippi
               Valley Gas Company and Southern Natural Gas
               Company dated November 1, 2000
 10.13(c)      Firm Contract Storage Service Agreement No.
               SSNG23 under Rate Schedule CSS between
               Mississippi Valley Gas Company and Southern
               Natural Gas Company dated November 1, 1993,
               as amended to extend to October 31, 2005

EXHIBIT
NUMBER                          DESCRIPTION                    PAGE NUMBER OR INCORPORATION BY REFERENCE TO
-------        ---------------------------------------------   --------------------------------------------
 10.13(d)      Gas Transportation Agreement No. T018170 be-
               tween Texas Gas and Mississippi Valley Gas
               Company dated October 29, 2001, as amended to
               extend to October 31, 2004
 10.13(e)      Gas Transportation Agreement No. T018171 be-
               tween Texas Gas and Mississippi Valley Gas
               Company dated October 29, 2001, as amended to
               extend to October 31, 2004
 10.13(f)      Gas Transportation Agreement No. T-15793
               between Texas Gas and Mississippi Valley Gas
               Company dated November 5, 1999
 10.13(g)      Firm No-Notice Transportation Agreement No.
               N-0120 between Texas Gas and Mississippi
               Valley Gas Company dated November 1, 1997, as
               amended to extend to October 31, 2004
 10.13(h)      Firm Standby Gas Storage Contract Part A and
               B between Hattiesburg Gas Storage Company,
               (formerly Hattiesburg Industrial Gas Sales
               Company), and Mississippi Valley Gas Company
               dated February 21, 1990
 10.13(i)      Firm Standby Gas Storage Contract Phase 1A
               between Hattiesburg Gas Storage Company and
               Mississippi Valley Gas Company dated August
               24, 1990
 10.13(j)      Gas Transportation Agreement Contract No.
               1443 between Tennessee Gas Pipeline and
               Mississippi Valley Gas Company dated
               September 1, 1993, as automatically renewed
               to extend to August 31, 2007
 10.13(k)      Gas Transportation Agreement Contract No.
               1478 (winter only) between Tennessee Gas
               Pipeline and Mississippi Valley Gas Company
               dated November 1, 1993, as amended to extend
               to March 31, 2005
 10.13(l)      Gas Transportation Agreement Contract No.
               5151 between Tennessee Gas Pipeline and
               Mississippi Valley Gas Company dated November
               1, 1993, as amended to extend to November 30,
               2006
               Asset Purchase Agreements
 10.14         Asset Purchase Agreement by and among Atmos     Exhibit 10.1 to Registration Statement on
               Energy Corporation, Atmos Energy Marketing      Form S-3/A filed November 6, 2000 (File No.
               LLC, Woodward Marketing, Inc., JD and Linda     333-93705)
               Woodward and James and Rita B. Kifer dated as
               of August 7, 2000
               Executive Compensation Plans and Arrangements
 10.15(a)*     Form of Atmos Energy Corporation Change in      Exhibit 10.21(b) of Form 10-K for fiscal
               Control Severance Agreement -- Tier I           year ended September 30, 1998 (File No.
                                                               1-10042)
 10.15(b)*     Form of Atmos Energy Corporation Change in      Exhibit 10.21(c) of Form 10-K for fiscal
               Control Severance Agreement -- Tier II          year ended September 30, 1998 (File No.
                                                               1-10042)
 10.16*        Atmos Energy Corporation Long-Term Stock Plan   Exhibit 99.1 of Form S-8 filed July 29, 1997
               for the United Cities Gas Company Division      (File No. 333-32343)
 10.17(a)*     Atmos Energy Corporation Executive Retiree      Exhibit 10.31 of Form 10-K for fiscal year
               Life Plan                                       ended September 30, 1997 (File No. 1-10042)

EXHIBIT
NUMBER                          DESCRIPTION                    PAGE NUMBER OR INCORPORATION BY REFERENCE TO
-------        ---------------------------------------------   --------------------------------------------
 10.17(b)*     Amendment No. 1 to the Atmos Energy             Exhibit 10.31(a) of Form 10-K for fiscal
               Corporation Executive Retiree Life Plan         year ended September 30, 1997 (File No.
                                                               1-10042)
 10.18(a)*     Description of Financial and Estate Planning    Exhibit 10.25(b) of Form 10-K for fiscal
               Program                                         year ended September 30, 1997 (File No.
                                                               1-10042)
 10.18(b)*     Description of Sporting Events Program          Exhibit 10.26(c) of Form 10-K for fiscal
                                                               year ended September 30, 1993 (File No.
                                                               1-10042)
 10.19(a)*     Atmos Energy Corporation Supplemental           Exhibit 10.26 of Form 10-K for fiscal year
               Executive Benefits Plan, Amended and Restated   ended September 30, 1998 (File No. 1-10042)
               in its Entirety: August 12, 1998
 10.19(b)*     Atmos Energy Corporation Performance-Based      Exhibit 10.32 of Form 10-K for fiscal year
               Supplemental Executive Benefits Plan,           ended September 30, 1998 (File No. 1-10042)
               Effective Date: August 12, 1998
 10.19(c)*     Amendment Number One to the Atmos Energy        Exhibit 10.2 of Form 10-Q for quarter ended
               Corporation Performance-Based Supplemental      December 31, 2000 (File No. 1-10042)
               Executive Benefits Plan, Effective Date:
               January 1, 1999
 10.19(d)*     Atmos Energy Corporation Performance-Based      Exhibit 10.1 of Form 10-Q for quarter ended
               Supplemental Executive Benefits Plan Trust      December 31, 2000 (File No. 1-10042)
               Agreement, Effective Date December 1, 2000
 10.19(e)*     Form of Individual Trust Agreement for the      Exhibit 10.3 of Form 10-Q for quarter ended
               Supplemental Executive Benefits Plan            December 31, 2000 (File No. 1-10042)
 10.20*        Atmos Energy Corporation Restricted Stock       Exhibit 99.1 of Form S-8 filed February 13,
               Grant Plan (Amended and Restated as of          1998 (File No. 333-46337)
               February 12, 1998)
 10.21*        Atmos Energy Corporation Executive              Exhibit 10.33 of Form 10-K for fiscal year
               Nonqualified Deferred Compensation Plan         ended September 30, 1998 (File No. 1-10042)
 10.22(a)*     Consulting Agreement between the Company and    Exhibit 10.2 of Form 10-Q for quarter ended
               Charles K. Vaughan, effective October 1, 1994   June 30, 1997 (File No. 1-10042)
 10.22(b)*     Amendment No. 1 to Consulting Agreement         Exhibit 10.3 of Form 10-Q for quarter ended
               between the Company and Charles K. Vaughan,     June 30, 1997 (File No. 1-10042)
               dated May 14, 1997
 10.22(c)*     Amendment No. 2 to Consulting Agreement         Exhibit 10.30(c) of Form 10-K for fiscal
               between the Company and Charles K. Vaughan,     year ended September 30, 1998 (File No.
               dated August 12, 1998                           1-10042)
 10.22(d)*     Amendment No. 3 to Consulting Agreement         Exhibit 10.30(d) of Form 10-K for fiscal
               between the Company and Charles K. Vaughan,     year ended September 30, 1999 (File No.
               dated November 10, 1999                         1-10042)
 10.22(e)*     Amendment No. 4 to Consulting Agreement         Exhibit 10.32(e) of Form 10-K for fiscal
               between the Company and Charles K. Vaughan,     year ended September 30, 2000 (File No.
               dated November 9, 2000                          1-10042)
 10.22(f)*     Mini-Med/Dental Benefit Extension Agreement     Exhibit 10.28(f) of Form 10-K for fiscal
               dated October 1, 1994                           year ended September 30, 2001 (File No.
                                                               1-10042)
 10.22(g)*     Amendment No. 1 to Mini-Med/Dental Benefit      Exhibit 10.28(g) of Form 10-K for fiscal
               Extension Agreement dated August 14, 2001       year ended September 30, 2001 (File No.
                                                               1-10042)
 10.22(h)*     Amendment No. 2 to Mini-Med/Dental Benefit      Exhibit 10.1 of Form 10-Q for quarter ended
               Extension Agreement dated December 31, 2002     December 31, 2002 (File No. 1-10042)

EXHIBIT
NUMBER                          DESCRIPTION                    PAGE NUMBER OR INCORPORATION BY REFERENCE TO
-------        ---------------------------------------------   --------------------------------------------
 10.23*        Atmos Energy Corporation Equity Incentive and   Exhibit C of Definitive Proxy Statement on
               Deferred Compensation Plan for Non-Employee     Schedule 14A filed December 30, 1998 (File
               Directors                                       No. 1-10042)
 10.24(a)*     Atmos Energy Corporation Retirement Plan for    Exhibit 10(y) of Form 10-K for fiscal year
               Outside Directors                               ended September 30, 1992 (File No. 1-10042)
 10.24(b)*     Amendment No. 1 to the Atmos Energy             Exhibit 10.2 of Form 10-Q for quarter ended
               Corporation Retirement Plan for Outside         December 31, 1996 (File No. 1-10042)
               Directors
 10.25*        Atmos Energy Corporation Outside Directors      Exhibit 10.28 of Form 10-K for fiscal year
               Stock-for-Fee Plan (Amended and Restated as     ended September 30, 1997 (File No. 1-10042)
               of November 12, 1997)
 10.26(a)*     Atmos Energy Corporation 1998 Long-Term         Exhibit 10.1 of Form 10-Q for quarter ended
               Incentive Plan (as amended and restated         March 31, 2002 (File No. 1-10042)
               February 14, 2002)
 10.26(b)*     Atmos Energy Corporation Annual Incentive       Exhibit 10.2 of Form 10-Q for quarter ended
               Plan for Management (as amended and restated    March 31, 2002 (File No. 1-10042)
               February 14, 2002)
 11            Not applicable
 12            Computation of ratio of earnings to fixed
               charges
 13            Not applicable
 16            Not applicable
 18            Not applicable
               Other Exhibits, as indicated
 21            Subsidiaries of the registrant
 22            Not applicable
 23            Consent of independent auditor, Ernst & Young
               LLP
 24            Power of Attorney                               Signature page of Form 10-K for fiscal year
                                                               ended September 30, 2003
 31            Certifications by the Company's Chief
               Executive Officer and Chief Financial Officer
               required by Rule 13a-14(a) Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
 32.1          Certification Pursuant to 18 U.S.C Section
               1350 as Adopted Pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002 by the
               Company's Chief Executive Officer**
 32.2          Certification Pursuant to 18 U.S.C Section
               1350 as Adopted Pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002 by the
               Company's Chief Financial Officer**
 99            Annual Certification Pursuant to Section
               303A.12 of the New York Stock Exchange Listed
               Company Manual

---------------

 * This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."

** These certifications pursuant to 18 U.S.C. Section 1350 by the Company's
   Chief Executive Officer and Chief Financial Officer, furnished as Exhibits
   32.1 and 32.2, respectively, to this Annual Report on Form 10-K, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.