Form 10-Q
period 2003-12-31
ATMOS ENERGY CORP
filed 2004-02-13
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-10042

Atmos Energy Corporation

(Exact name of registrant as specified in its charter)

Texas and Virginia	75-1743247
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Three Lincoln Centre, Suite 1800 5430 LBJ Freeway, Dallas, Texas (Address of principal executive offices)	75240 (Zip code)

(Registrant’s telephone number, including area code)

(972) 934-9227

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes ☑          No ☐

          Number of shares outstanding of each of the issuer’s classes of common stock, as of January 30, 2004.

Class	Shares Outstanding

No Par Value	51,847,832

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2003

	(Unaudited)

	(In thousands)
ASSETS
Property, plant and equipment	$2,523,100	$2,480,139
Less accumulated depreciation and amortization	984,876	964,150

Net property, plant and equipment	1,538,224	1,515,989
Current assets
Cash and cash equivalents	41,710	15,683
Cash held on deposit in margin account	1,934	17,903
Accounts receivable, net	407,045	216,783
Gas stored underground	192,568	168,765
Other current assets	88,673	38,863

Total current assets	731,930	457,997
Goodwill and intangible assets	274,840	273,499
Deferred charges and other assets	267,952	271,023

	$2,812,946	$2,518,508

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 100,000,000 shares authorized; issued and outstanding: December 31, 2003 — 51,797,306 shares; September 30, 2003 — 51,475,785 shares	$259	$257
Additional paid-in capital	743,591	736,180
Retained earnings	136,336	122,539
Accumulated other comprehensive loss	(834)	(1,459)

Shareholders’ equity	879,352	857,517
Long-term debt	860,705	863,918

Total capitalization	1,740,057	1,721,435
Current liabilities
Accounts payable and accrued liabilities	372,430	179,852
Other current liabilities	120,743	127,923
Short-term debt	191,795	118,595
Current maturities of long-term debt	7,195	9,345

Total current liabilities	692,163	435,715
Deferred income taxes	243,079	223,350
Deferred credits and other liabilities	137,647	138,008

	$2,812,946	$2,518,508

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31

	2003	2002

	(Unaudited)
	(In thousands, except
	per share data)
Operating revenues
Utility segment	$460,488	$399,968
Natural gas marketing segment	373,829	343,498
Other non-utility segment	3,628	2,900
Intersegment eliminations	(74,329)	(65,934)

	763,616	680,432
Purchased gas cost
Utility segment	322,064	270,495
Natural gas marketing segment	356,331	339,508
Other non-utility segment	327	(1,126)
Intersegment eliminations	(74,159)	(65,611)

	604,563	543,266

Gross profit	159,053	137,166

Operating expenses
Operation and maintenance	56,916	50,504
Depreciation and amortization	23,473	21,194
Taxes, other than income	15,123	12,844

Total operating expenses	95,512	84,542

Operating income	63,541	52,624

Miscellaneous income	1,207	4,124
Interest charges	17,335	15,479

Income before income taxes	47,413	41,269
Income tax expense	17,872	15,476

Net income	$29,541	$25,793

Basic net income per share	$0.57	$0.60

Diluted net income per share	$0.57	$0.60

Cash dividends per share	$0.305	$0.300

Weighted average shares outstanding:
Basic	51,483	42,796

Diluted	51,861	42,919

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31

	2003	2002

	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net income	$29,541	$25,793
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization:
Charged to depreciation and amortization	23,473	21,194
Charged to other accounts	672	541
Deferred income taxes	19,347	10,544
Other	(476)	(4,558)
Net assets/liabilities from risk management activities	(4,564)	1,400
Net change in operating assets and liabilities	(56,490)	(68,328)

Net cash provided (used) by operating activities	11,503	(13,414)
Cash Flows From Investing Activities
Capital expenditures	(45,471)	(35,265)
Acquisitions	—	(74,650)
Retirements of property, plant and equipment, net	489	673

Net cash used in investing activities	(44,982)	(109,242)
Cash Flows From Financing Activities
Net increase in short-term debt	73,200	59,617
Cash dividends paid	(15,744)	(12,542)
Repayment of long-term debt	(5,363)	(14,954)
Repayment of Mississippi Valley Gas debt	—	(70,938)
Proceeds from bridge loan	—	147,000
Issuance of common stock	7,413	5,720

Net cash provided by financing activities	59,506	113,903

Net increase (decrease) in cash and cash equivalents	26,027	(8,753)
Cash and cash equivalents at beginning of period	15,683	47,991

Cash and cash equivalents at end of period	$41,710	$39,238

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003
(Unaudited)

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

Division	Service Area

Atmos Energy Colorado-Kansas Division	Colorado, Kansas, Missouri
Atmos Energy Kentucky Division	Kentucky
Atmos Energy Louisiana Division	Louisiana
Atmos Energy Mid-States Division	Georgia, Illinois, Iowa, Missouri, Tennessee, Virginia
Atmos Energy Texas Division	Texas
Mississippi Valley Gas Company Division (1)	Mississippi

(1)	Acquired in December 2002. See Note 3.

      In addition, we transport natural gas for others through our distribution system. Our utility business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which the utility divisions operate. Our shared services unit is located in Dallas, Texas, and our customer support centers are located in Amarillo, Texas and Metairie, Louisiana.

      Our non-utility businesses are organized under Atmos Energy Holdings, Inc. (AEH) and have operations in 18 states. Through September 30, 2003, Atmos Energy Marketing, LLC, together with its wholly-owned subsidiaries Woodward Marketing, L.L.C. and Trans Louisiana Industrial Gas Company, Inc., comprised our natural gas marketing segment. Effective October 1, 2003, our natural gas marketing segment was reorganized. The operations of Atmos Energy Marketing, LLC and Trans Louisiana Industrial Gas Company, Inc. were merged into Woodward Marketing, L.L.C., which was renamed Atmos Energy Marketing, LLC (AEM).

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

      Our other non-utility businesses consist primarily of the operations of Atmos Pipeline and Storage, L.L.C. and Atmos Power Systems, Inc., which are wholly-owned by AEH. Through Atmos Pipeline and Storage, L.L.C., we own or have an interest in underground storage fields in Kansas, Kentucky and Louisiana. Additionally, Atmos Pipeline and Storage, L.L.C. contracts for storage service in underground storage facilities on many of the interstate pipelines serving us. Through Atmos Power Systems, Inc. we construct and operate electric peaking power generating plants and associated facilities and may enter into agreements to either lease or sell these plants.

      Finally, prior to January 20, 2004, United Cities Propane Gas, Inc., a wholly-owned subsidiary of AEH, owned an approximate 19 percent membership interest in U.S. Propane L.P. (USP), a joint venture formed in February 2000 with other utility companies. As of December 31, 2003, USP owned all of the general

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partnership interest and approximately 26 percent of the limited partnership interest in Heritage Propane Partners, L.P. a publicly-traded marketer of propane through a nationwide retail distribution network. Through our ownership in USP, we owned an approximate five percent indirect interest in Heritage Propane Partners, L.P. On January 20, 2004, we and our partners in USP completed the previously announced sale of our interest in USP, including the general partnership and limited partnerships in Heritage Propane Partners, L.P., for $130.0 million. We received approximately $24.7 million and will record a $4.4 million pretax book gain in the second quarter of fiscal 2004.

2.	Unaudited Interim Financial Information

      In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim period financial statements. These consolidated interim period financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation (“Atmos” or “the Company”) in its Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Because of seasonal and other factors, the results of operations for the three month period ended December 31, 2003 are not indicative of expected results of operations for the fiscal year ending September 30, 2004.

      The following presents a summary of certain of our significant accounting policies. A complete description of our significant accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

      Principles of consolidation — The accompanying condensed consolidated financial statements include the accounts of Atmos Energy Corporation and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated. Additionally, we accounted for our investment in USP under the equity method of accounting for investments.

      Basis of comparison — Certain prior year amounts have been reclassified to conform with the current year presentation. In conjunction with our adoption of Emerging Issues Task Force (EITF) 02-03, Accounting for Contracts Involved in Energy Trading and Risk Management in fiscal 2003, energy trading contracts resulting in delivery of a commodity where we are the principal in the transaction are included as natural gas marketing sales or purchases. The prior year period has been reclassified to conform with this presentation.

      Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates include the allowance for doubtful accounts, legal and environmental accruals, insurance accruals, pension and postretirement obligations, deferred income taxes, risk management and trading activities and the valuation of goodwill, indefinite-lived intangible assets and other long-lived assets. Actual results could differ from those estimates.

      Regulation — Our utility operations are subject to regulation with respect to rates, service, maintenance of accounting records and various other matters by the respective regulatory authorities in the states in which we operate. Our accounting policies recognize the financial effects of the ratemaking and accounting practices and policies of the various regulatory commissions. Regulated utility operations are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) 71, Accounting for the Effects of Certain Types of Regulation. This statement requires cost-based, rate-regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. As a result, certain costs are permitted to be capitalized rather than expensed because they can be recovered through rates.

      We record certain costs as regulatory assets in accordance with SFAS 71 when future recovery through customer rates is considered probable. Regulatory liabilities are recorded when it is probable that revenues will

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be reduced for amounts that will be credited to customers through the ratemaking process. Significant regulatory assets and liabilities as of December 31, 2003 and September 30, 2003 included the following:

	December 31,	September 30,
	2003	2003

	(In thousands)
Regulatory assets:
Deferred gas costs	$45,758	$308
Merger and integration costs, net	21,373	23,380
Deferred MVG operating expenses	5,174	4,645
Environmental costs	4,057	4,057
Other	2,098	2,509

	$78,460	$34,899

Regulatory liabilities:
Deferred income taxes, net	$1,883	$1,883

      Revenue recognition — Sales of natural gas to our utility customers are billed on a monthly cycle basis; however, the billing cycle periods for certain classes of customers do not necessarily coincide with accounting periods used for financial reporting purposes. We follow the revenue accrual method of accounting for utility segment revenues whereby revenues applicable to gas delivered to customers, but not yet billed under the cycle billing method, are estimated and accrued and the related costs are charged to expense.

      Energy trading contracts resulting in the delivery of natural gas where we are the principal in the transaction are recorded as natural gas marketing sales or purchases at the time of physical delivery. Realized gains and losses from the settlement of financial instruments that do not result in physical delivery of natural gas and unrealized gains and losses from changes in the market value of open contracts are included as components of natural gas marketing revenues. For the three months ended December 31, 2003 and 2002, we included unrealized gains (losses) on open contracts of $4.4 million and ($1.1) million as a component of natural gas marketing revenues.

      Accounts receivable and allowance for doubtful accounts — Accounts receivable consist of natural gas sales to residential, commercial, industrial, municipal, agricultural and other customers. For the majority of our receivables, we establish an allowance for doubtful accounts based on an aging of those receivable balances. We apply percentages to each aging category based on our collections experience. On certain other receivables where we are aware of a specific customer’s inability or reluctance to pay, we record an allowance for doubtful accounts against amounts due to reduce the net receivable balance to the amount we reasonably expect to collect. However, if circumstances change, our estimate of the recoverability of accounts receivable could be different. Circumstances which could affect our estimates include, but are not limited to, customer credit issues, the level of natural gas prices and general economic conditions. Our allowance for doubtful accounts as of December 31, 2003 and September 30, 2003 was $13.8 million and $13.1 million.

      Impairment of Long-Lived Assets — We periodically evaluate whether events or circumstances have occurred that indicate that other long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected future cash flows. In the event the sum of the expected future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. To date, no impairment has been recognized.

      Goodwill and intangible assets — We annually evaluate our goodwill balances for impairment during our second fiscal quarter or more frequently as impairment indicators arise. We use a present value technique

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on discounted cash flows to estimate the fair value of our reporting units. These calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates and the discount rate. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value.

      Intangible assets are amortized over their useful lives ranging from 3 to 10 years. These assets are reviewed for impairment as impairment indicators arise. When such events or circumstances are present, we assess the recoverability of intangible assets by determining whether the carrying value will be recovered through the expected future cash flows. In the event the sum of the expected future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. To date, no impairment has been recognized.

      Derivatives and Hedging Activities — Our derivative and hedging activities are tailored to the segment to which they relate. We record our derivatives as a component of risk management assets and liabilities, which are classified as current or noncurrent, based upon the anticipated settlement date of the underlying derivative. These assets and liabilities are recorded as components of other current assets, deferred charges and other assets, other current liabilities or deferred credits and other liabilities depending on the expiration or maturity date of the instrument.

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

      In the management of natural gas requirements for municipalities and other local utilities, AEM sells physical natural gas to customers for future delivery. AEM manages margins and limits risk exposure on the sale of natural gas inventory or the offsetting fixed-price purchase or sale commitments for physical quantities of natural gas through the use of financial derivatives, including forwards, over-the-counter and exchange-traded options and swap contracts with counterparties. Over-the-counter swap agreements require AEM to receive or make payments based on the difference between a fixed price and the market price of natural gas on the settlement date. Options held to manage price risk provide the right, but not the requirement, to buy or sell energy commodities at a fixed price. AEM links these financial derivatives to physical delivery of natural gas and typically balances its derivative positions at the end of each trading day. We manage our business to maintain no open positions. However, at any point in time, AEM may not have completely offset its risk on these activities and limited net open positions related to our physical storage may occur on a short-term basis. These open trading positions are monitored daily.

      Physical trading involves utilizing physical assets (storage and transportation) to sell and deliver gas to customers or to take a position in the market based on anticipated price movement. In addition to the price

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Pension and Other Postretirement Plans — Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates and demographic data. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized. The assumed return on plan assets is based on management’s expectation of the long-term return on the portfolio of plan assets. The discount rate used to compute the present value of plan liabilities generally is based on rates of high grade corporate bonds with maturities similar to the average period over which benefits will be paid.

      Comprehensive income — The following table presents the components of comprehensive income, net of related tax, for the three-month periods ended December 31, 2003 and 2002:

	Three Months Ended
	December 31

	2003	2002

	(In thousands)
Net income	$29,541	$25,793
Unrealized holding gains (losses) on investments, net of tax expense (benefit) of $382 and ($29)	625	(49)

Comprehensive income	$30,166	$25,744

      The only component of accumulated other comprehensive loss relates to unrealized holding losses associated with certain available for sale investments.

      Stock-based compensation plans — We have two stock-based compensation plans that provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, bonus stock, restricted stock and performance-based stock to officers and key employees: the 1998 Long-Term Incentive Plan and the Long-Term Stock Plan for the Mid-States Division. Non-employee directors are also eligible to receive such stock-based compensation under the 1998 Long-Term Incentive Plan. The objectives of these

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans include attracting and retaining the best personnel, providing for additional performance incentives and promoting our success by providing employees with the opportunity to acquire common stock.

      As permitted by SFAS 123, Accounting for Stock-Based Compensation we account for these plans under the intrinsic value method described in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Under this method, no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.

      Awards of restricted stock are generally valued at the market price of the Company’s common stock on the date of grant. The unearned compensation is amortized to operation and maintenance expense over the vesting period of the restricted stock.

      Had compensation expense for our stock options issued under the Long-Term Incentive Plan been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, our net income and earnings per share for the three months ended December 31, 2003 and 2002 would have been impacted as shown in the following table:

	Three Months Ended
	December 31

	2003	2002

	(In thousands,
	except per share data)
Net income — as reported	$29,541	$25,793
Restricted stock compensation expense included in income, net of tax	98	69
Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(393)	(248)

Net income — pro forma	$29,246	$25,614

Earnings per share:
Basic earnings per share — as reported	$0.57	$0.60

Basic earnings per share — pro forma	$0.57	$0.60

Diluted earnings per share — as reported	$0.57	$0.60

Diluted earnings per share — pro forma	$0.56	$0.60

      Because of the limited activities of the Long-Term Stock Plan for the Mid-States Division, the pro forma effects of applying SFAS 123 would have less than a $0.01 per diluted share effect on earnings per share, or $381 and $753 for the three months ended December 31, 2003 and 2002.

      Recent Accounting Developments — In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities (VIE)) and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 applies immediately to VIEs created after January 31, 2003 or to VIEs obtained after that date. For variable interests held in VIEs acquired prior to February 1, 2003, FIN 46 was originally effective July 1, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 for VIEs created prior to February 1, 2003 to the first reporting period after December 15, 2003. The adoption of this interpretation did not have a material

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact on our financial position, results of operations or net cash flows because Atmos currently is not a beneficiary of a VIE.

      During 2003 the Emerging Issues Task Force (the Task Force) added to its agenda EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to address the meaning of other-than-temporary impairment and its application to certain investments carried at cost. In November 2003, the Task Force continued its deliberations on the matter and did not reach a consensus on what constitutes an “other-than-temporary” impairment. However, the Task Force did reach a consensus regarding the disclosure requirements concerning unrealized losses on available for sale debt and equity securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which will be applicable to us beginning with our fiscal 2004 annual report on Form 10-K.

      In December 2003, the FASB issued SFAS 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits. These revisions require additional disclosures in annual reports concerning the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Additionally, the statement now requires interim period disclosures regarding net periodic pension cost and employer contributions. The annual disclosures will become fully effective for fiscal years ending after June 15, 2004 and the interim period disclosures are effective for interim periods beginning after December 15, 2003. We have adopted the interim period disclosures as of December 31, 2003 and will adopt the annual disclosures beginning with our fiscal 2004 annual report on Form 10-K. See Note 8.

      In January 2004, the FASB issued FASB Staff Position FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which permits a plan sponsor to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for its plan under SFAS 106 and in providing disclosures related to the plan required by SFAS 132 (revised) until authoritative guidance on the accounting for the federal subsidy is issued. We estimate the provisions of the Act will reduce our accumulated postretirement benefit obligation and our net postretirement benefit obligation costs for the remainder of fiscal 2004, beginning in the second quarter of 2004. However, our assessment of the reduction has not been completed.

3.     Acquisition of Mississippi Valley Gas Company

      On December 3, 2002, we completed the acquisition of Mississippi Valley Gas Company (MVG), Mississippi’s largest natural gas utility, which enabled us to expand our service area into Mississippi. MVG served approximately 261,500 residential, commercial, industrial and other customers located primarily in the northern and central regions of Mississippi. We paid approximately $74.7 million in cash and $74.7 million in Atmos Energy common stock consisting of 3,386,287 unregistered shares. We also repaid approximately $70.9 million of MVG’s outstanding debt. The results of operations of MVG have been consolidated with our results of operations from the acquisition date.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the current quarter, we finalized our purchase price allocation related to the MVG acquisition. The following table summarizes the fair values of the assets acquired and liabilities assumed, in thousands:

Net property, plant and equipment	$156,611
Current assets	40,972
Rights-of-way	11,746
Goodwill	83,109
Deferred charges and other assets	9,642

Total assets acquired	302,080
Current liabilities	(47,800)
Noncurrent liabilities	(81,753)
Other acquisition related costs	(23,227)

Purchase price	$149,300

      The table below reflects the unaudited pro forma results of the Company and MVG for the three months ended December 31, 2002 as if the acquisition had taken place at the beginning of fiscal 2003.

Three Months Ended
December 31, 2002

(In thousands)
Operating revenue	$716,189
Net income	22,625
Net income per diluted share	$0.50

4.     Goodwill and Intangible Assets

      Goodwill and intangible assets are comprised of the following as of December 31, 2003 and September 30, 2003.

	December 31,	September 30,
	2003	2003

	(In thousands)
Goodwill	$270,028	$268,469
Intangible assets	4,812	5,030

Total	$274,840	$273,499

      The following presents our goodwill balance allocated by segment and changes in our balance for the three months ended December 31, 2003:

		Natural Gas	Other Non-
	Utility	Marketing	Utility
	Segment	Segment	Segment	Total

	(In thousands)
Balance as of September 30, 2003	$233,741	$22,600	$12,128	$268,469
Refinements to purchase price	1,559	—	—	1,559

Balance as of December 31, 2003	$235,300	$22,600	$12,128	$270,028

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Derivative Instruments and Hedging Activities

      We conduct our risk management activities through both our utility and natural gas marketing segments. The following table shows our risk management assets and liabilities by segment at December 31, 2003 and September 30, 2003:

		Natural Gas
	Utility	Marketing	Total

	(In thousands)
December 31, 2003:
Assets from risk management activities, current	$8,351	$20,558	$28,909
Assets from risk management activities, noncurrent	—	508	508
Liabilities from risk management activities, current	(2,652)	(19,043)	(21,695)
Liabilities from risk management activities, noncurrent	—	(753)	(753)

Net assets	$5,699	$1,270	$6,969

September 30, 2003:
Assets from risk management activities, current	$202	$22,057	$22,259
Assets from risk management activities, noncurrent	—	1,699	1,699
Liabilities from risk management activities, current	(7,941)	(12,849)	(20,790)
Liabilities from risk management activities, noncurrent	—	(763)	(763)

Net assets (liabilities)	$(7,739)	$10,144	$2,405

      The following table shows the components of the change in fair value of our utility and natural gas marketing derivative contract activities for the three months ended December 31, 2003 (in thousands).

		Natural Gas
	Utility	Marketing

	(Unaudited)
Fair value of contracts at September 30, 2003	$(7,739)	$10,144
Contracts realized/settled	(3,303)	(4,665)
Fair value of new contracts	302	(823)
Other changes in value	16,439	(3,386)

Fair value of contracts at December 31, 2003	$5,699	$1,270

Utility Hedging Activities

      For the 2003-2004 heating season, we hedged between 50 percent and 55 percent of our anticipated flowing gas requirements through a combination of storage, financial hedges and fixed forward contracts at a weighted average cost of approximately $5.25 per Mcf.

      In June 2001, we purchased a three year weather insurance policy with an option to cancel the third year of coverage. The insurance covered our Texas and Louisiana operations to protect against weather that was at least seven percent warmer than normal for the entire heating season of October through March beginning with the 2001-2002 heating season. The cost of the three year policy was $13.2 million, which was prepaid and was amortized over the appropriate heating seasons based on degree days. In the third quarter of fiscal 2003, we cancelled this policy primarily as a result of rate relief in Louisiana and prospects for weather normalization adjustments in Texas. During the three months ended December 31, 2002, we recognized

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization expense of $1.9 million. However, we did not collect under this policy because weather was not at least seven percent warmer than normal.

Non-Utility Hedging Activities

      Our non-utility hedging activities are conducted through AEM. AEM manages margins and limits risk exposure on natural gas inventory, fixed-price physical forwards, and purchases and sales of natural gas at daily prices published by Gas Daily through the use of financial derivatives, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. We manage our business to maintain no open positions. However, at times, limited net open positions related to our physical storage may occur on a short term basis. At the close of business on December 31, 2003, AEM had a net open position (including inventory) of 19 MMcf. As of December 31, 2003, 99 percent of these contracts are scheduled to mature within three years.

      Counterparty credit risk is the risk of loss to AEM from non-performance by another party to a derivative contract that is not guaranteed. Derivative contracts traded on exchanges are generally guaranteed by the exchanges. At December 31, 2003, AEM estimates that approximately 44 percent of its open financial derivative contracts were guaranteed by the exchanges. AEM’s physical contracts are held with creditworthy counterparties and are not guaranteed.

6.	Debt

Long-term debt

      Long-term debt at December 31, 2003 and September 30, 2003 consisted of the following:

	December 31,	September 30,
	2003	2003

	(In thousands)
Unsecured 10% Notes, due 2011	$2,303	$2,303
Unsecured 7.375% Senior Notes, due 2011	350,000	350,000
Unsecured 5.125% Senior Notes, due 2013	250,000	250,000
Medium term notes
Series A, 1995-2, 6.27%, due 2010	10,000	10,000
Series A, 1995-1, 6.67%, due 2015	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
First Mortgage Bonds
Series J, 9.40% due 2021	17,000	17,000
Series P, 10.43% due 2017	11,250	13,750
Series Q, 9.75% due 2020	17,000	17,000
Series R, 11.32% due 2004	2,160	2,160
Series T, 9.32% due 2021	18,000	18,000
Series U, 8.77% due 2022	20,000	20,000
Series V, 7.50% due 2007	4,167	6,733
Rental property, propane and other term notes due in installments through 2013	6,020	6,317

Total long-term debt	867,900	873,263
Less current maturities	(7,195)	(9,345)

	$860,705	$863,918

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Most of the First Mortgage Bonds contain provisions that allow us to prepay the outstanding balance in whole at any time, subject to a prepayment premium. The First Mortgage Bonds provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after December 31, 1988 may not exceed the sum of accumulated net income for periods after December 31, 1988 plus $15.0 million. At December 31, 2003 approximately $97.9 million of retained earnings was unrestricted with respect to the payment of dividends. We were in compliance with all of our debt covenants as of December 31, 2003.

Short-term debt

      At December 31, 2003, short-term debt was comprised of $173.8 million of commercial paper and $18.0 million outstanding under bank credit facilities. At September 30, 2003, short-term debt consisted of $118.6 million of commercial paper. No amounts were outstanding under our bank credit facilities at September 30, 2003.

Credit facilities

      We maintain both committed and uncommitted credit facilities. Our credit capacity and the amount of unused borrowing capacity are affected by the seasonal nature of the natural gas business and our short-term borrowing requirements, which are typically highest during colder months. Our working capital needs can vary significantly due to changes in the price of natural gas charged by suppliers and the increased gas supplies required to meet customers’ needs during periods of cold weather.

Committed credit facilities

      We have two short-term committed credit facilities totaling $368.0 million, one of which is an unsecured facility for $350.0 million that bears interest at the Eurodollar rate plus 0.625 percent and serves as a backup liquidity facility for our commercial paper program. At December 31, 2003, $173.8 million of commercial paper was outstanding. We have a second unsecured facility in place for $18.0 million that bears interest at the Fed Funds rate plus 0.5 percent and is used for working capital purposes. At December 31, 2003, we borrowed $18.0 million under this credit facility. These credit facilities are negotiated at least annually.

      The availability of funds under our credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently meet. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in our $350.0 million credit facility to maintain a ratio of total debt to total capitalization of no greater than 70 percent. At December 31, 2003, our total debt to total capitalization ratio, as defined, was 57 percent.

Uncommitted credit facilities

      AEM has a $220.0 million uncommitted demand working capital credit facility that bears interest at LIBOR plus 2.5 percent. AEH and AEM, both wholly-owned by us, were formerly guarantors of all amounts outstanding under this facility. Effective October 1, 2003 with the reorganization of our natural gas marketing segment, AEM became the borrower under the credit facility and AEH became the sole guarantor of the facility. At December 31, 2003 no amount was outstanding under this credit facility, although AEM letters of credit totaling $128.6 million reduced the amount available in accordance with the terms of the facility. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility was $58.1 million. This credit facility expires on March 31, 2004 and is expected to be renewed.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We also have an unsecured short-term uncommitted credit line for $25.0 million. There were no borrowings under this uncommitted credit facility at December 31, 2003 but Atmos Energy Corporation letters of credit reduced the amount available by $3.0 million. This uncommitted line is renewed or renegotiated at least annually with varying terms and we pay no fee for the availability of the line. Borrowings under this line are made on a when and as-available basis at the discretion of the bank. This facility is also used for working capital and letter of credit purposes.

      In addition, AEM has a $100.0 million intercompany credit facility with AEH for its non-utility business which bears interest at LIBOR plus 2.75 percent. Any outstanding amounts under this facility are subordinated to AEM’s $220.0 million uncommitted demand credit facility described above. At December 31, 2003, $45.0 million was outstanding under this facility.

7.	Earnings Per Share

      Basic and diluted earnings per share at December 31 are calculated as follows:

	For the Three Months
	Ended December 31

	2003	2002

	(In thousands)
Net income	$29,541	$25,793

Denominator for basic income per share — weighted average common shares	51,483	42,796
Effect of dilutive securities:
Restricted stock	132	61
Stock options	246	62

Denominator for diluted income per share — weighted average common shares	51,861	42,919

Income per share — basic	$0.57	$0.60

Income per share — diluted	$0.57	$0.60

      There were 240,118 and 1,056,167 out-of-the-money options excluded from the computation of diluted earnings per share for the three months ended December 31, 2003 and 2002 as their exercise price is greater than the average market price of the common stock.

8.	Interim Pension and Other Post Retirement Benefit Plan Information

      The components of our net periodic pension cost for our pension and other post-retirement benefit plans for the three months ended December 31, 2003 and 2002 are presented below. A portion of these costs are capitalized into our utility rate base as these costs are recoverable through our gas utility rates. Costs that are not capitalized are recorded as a component of operating expense. These amounts do not reflect the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). However, we estimate the provisions of the Act will reduce our net postretirement benefit obligation costs for the remainder

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of fiscal 2004, beginning in the second quarter of 2004. However, our assessment of the reduction has not been completed.

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

	(Unaudited)
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,433	$2,060	$1,725	$1,476
Interest cost	6,004	5,834	2,103	2,269
Expected return on assets	(7,524)	(5,988)	(335)	(253)
Amortization of transition asset	24	24	378	378
Amortization of prior service cost	(2)	35	96	92
Amortization of actuarial loss	2,018	632	635	444

Net periodic pension cost	$2,953	$2,597	$4,602	$4,406

Actuarial assumptions used to develop net periodic pension cost:
Discount rate	6.00%	7.25%	6.00%	7.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	9.00%	9.25%	5.30%	5.30%

      In our annual report on Form 10-K for the year ended September 30, 2003, we disclosed that we anticipated additional voluntary contributions ranging from $0 – $15 million during fiscal 2004 may be necessary to keep the Atmos Energy Corporation Pension Account Plan (the Pension Account Plan) 100 percent funded on an accumulated benefit obligation (ABO) basis. We did not contribute to our pension plans during the quarter ended December 31, 2003. As of December 31, 2003 there have been no changes to the anticipated level of voluntary contributions that would be required to keep the Pension Account Plan 100 percent funded on an ABO basis.

9.	Commitments and Contingencies

Litigation

Colorado-Kansas Division

      On September 23, 1999, a suit was filed in the District Court of Stevens County, Kansas, by Quinque Operating Company, Tom Boles and Robert Ditto, against more than 200 companies in the natural gas industry including us and our Colorado-Kansas Division. The plaintiffs, who purport to represent a class consisting of gas producers, royalty owners, overriding royalty owners, working interest owners and state taxing authorities, allege the defendants have underpaid royalties on gas taken from wells situated on non-federal and non-Indian lands throughout the United States and offshore waters predicated upon allegations that the defendants’ gas measurements are simply inaccurate and that the defendants failed to comply with applicable regulations and industry standards over the last 25 years. Although the plaintiffs do not specifically allege an amount of damages, they contend that this suit is brought to recover billions of dollars in revenues that the defendants have allegedly unlawfully diverted from the plaintiffs to themselves. On April 10, 2000, this case was consolidated for pre-trial proceedings with other similar pending litigation in federal court in Wyoming in which we are also a defendant along with over 200 other defendants in the case of In Re Natural Gas Royalties Qui Tam Litigation. In January 2001, the federal court elected to remand this case back to the Kansas state court. A reconsideration of remand was filed, but it was denied. The state court now has jurisdiction over this proceeding and has issued a preliminary case management order. On April 10, 2003, the

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

court denied the plaintiffs’ motion to certify this proceeding as a class action, which ruling was appealed by the plaintiffs. The court did allow the plaintiffs to file an amended complaint, which is somewhat narrower in scope than the original complaint. There have since been no material developments in this case. We continue to believe that the plaintiffs’ claims are still lacking in merit, and we intend to continue to vigorously defend this action. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows.

Texas Division

      On February 13, 2002, a suit was filed in the 287th District Court of Parmer County, Texas by Anderson Brothers, a Partnership, against Atmos Energy Corporation, et al. The plaintiffs’ claims arise out of an alleged breach of contract by us and by a number of our divisions and subsidiaries concerning the sale of natural gas used in irrigation activities since 1998 and an alleged violation of the Texas Agricultural Gas Users Act of 1985. The court has ruled proper venue to be in Parmer County, Texas. We have been responding to numerous discovery requests from the plaintiffs. We also filed suit in Travis County, Texas to have the Texas Agricultural Gas Users Act of 1985 declared unconstitutional. The court denied our motion for summary judgment. We appealed this decision, which appeal was also denied. The plaintiffs seek class action status and to recover unspecified damages plus attorneys’ fees. We have denied any liability and intend to vigorously defend against the plaintiffs’ claims. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows.

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

United Cities Propane Gas, Inc.

      United Cities Propane Gas, Inc., one of our wholly-owned subsidiaries, is a party to an action filed in June 2000 which is pending in the Circuit Court of Sevier County, Tennessee. The plaintiffs’ claims arise out of injuries alleged to have been caused by a low-level propane explosion. The plaintiffs seek to recover damages of $13.0 million. Discovery activities continue in this case. We have denied any liability, and we intend to vigorously defend against the plaintiffs’ claims. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      United Cities Gas Company and the Tennessee Department of Environment and Conservation (TDEC) entered into a consent order effective January 23, 1997, to facilitate the investigation, removal and remediation of the Johnson City site. Prior to our merger with United Cities Gas Company in July 1997, United Cities Gas Company began the implementation of the consent order in the first quarter of 1997 which we have continued through December 31, 2003. The investigative phase of the work at the site has been completed and an interim removal action was completed in June 2001. We installed four groundwater monitoring wells at the site in 2002 and have submitted the analytical results to the TDEC. We have completed a risk assessment report which has been approved by the TDEC. Finally, we have completed a feasibility study for this site that was submitted in October 2003. The feasibility study recommends a remedial action that will limit the use of and access to the impacted soil, cap the site with the addition of a clay fill and geosynthetic liner, and groundwater monitoring for a period of up to 30 years. The estimated cost of the proposed remedial action is $1.5 million, which is comprised primarily of operating and maintenance costs associated with a groundwater monitoring project. The Tennessee Regulatory Authority granted us permission to defer, until our next rate case in Tennessee, all costs incurred in Tennessee in connection with state and federally mandated environmental control requirements.

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

      On July 22, 1998, we entered into an Abatement Order on Consent with the Missouri Department of Natural Resources addressing the former manufactured gas plant located in Hannibal, Missouri. We agreed to perform a removal action, a subsequent site evaluation and to reimburse the response costs incurred by the state of Missouri in connection with the property. The removal action was conducted and completed in August 1998, and the site evaluation field work was conducted in August 1999. A risk assessment for the site has been approved by the Missouri Department of Natural Resources. In preparation for the risk assessment, we executed and recorded certain site use limitations including restricting use of the site to commercial and industrial purposes and prohibiting the withdrawal of groundwater for use as drinking water.

      In 1995, United Cities Gas Company entered into an agreement with a third party resolving its share of the costs of additional investigations and environmental response actions for soil contamination at a former manufactured gas plant in Keokuk, Iowa. However, the extent of groundwater contamination at the site, which is not covered by the agreement, has yet to be determined.

      As of December 31, 2003 we had incurred costs of approximately $1.7 million for the investigations of the Johnson City and Bristol, Tennessee and Hannibal, Missouri sites and had a remaining accrual relating to these sites of $0.2 million, which is recorded as a component of other current liabilities.

Mercury Contamination Sites

      We have completed investigation and remediation activities pursuant to Consent Orders between the Kansas Department of Health and Environment (KDHE) and United Cities Gas Company. The Orders provided for the investigation and remediation of mercury contamination at gas pipeline sites which utilize or

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

formerly utilized mercury meter equipment in Kansas. The Final Interim Characterization and Remediation Report has been submitted to the KDHE. We amended the Orders with the KDHE to include all mercury meters that belonged to our Colorado-Kansas Division before the merger with United Cities Gas Company on July 31, 1997. All work on these sites has been completed. On October 1, 2003, we received a letter from the KDHE, in which the KDHE stated that upon our payment to the KDHE of all oversight costs, we will have fulfilled the terms of the Consent Orders. As of December 31, 2003 we had incurred costs of $0.2 million for these sites and had a remaining accrual of $0.2 million for recovery, which is recorded as a component of other current liabilities. The KDHE received final payment for all oversight costs on October 29, 2003. We were then notified on November 6, 2003 that the Consent Orders had been terminated.

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

Purchase Commitments

      AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At December 31, 2003, AEM is committed to purchase 72.1 Bcf within one year, 23.5 Bcf within one to three years and 7.7 Bcf after three years under indexed contracts. AEM is committed to purchase 1.7 Bcf within one year under fixed price contracts with prices ranging from $4.08 to $7.18. Purchases under these contracts totaled $296.7 million and $273.4 million for the three months ended December 31, 2003 and 2002.

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

10.     Concentration of Credit Risk

      Credit risk is the risk of financial loss to us if customers fail to perform their contractual obligations. We engage in transactions for the purchase and sale of products and services with major companies in the energy industry and with commercial, residential and municipal energy consumers. These transactions principally occur in the South and Midwest regions of the United States. We believe that this geographic concentration does not contribute significantly to our overall exposure to credit risk. Credit risk associated with trade accounts receivable is limited due to the large number of customers.

      We maintain credit policies with respect to our counterparties that we believe minimize overall credit risk. Where appropriate, such policies include the evaluation of a prospective counterparty’s financial condition, collateral requirements and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. We also monitor the financial condition of existing counterparties on an ongoing basis. We maintain a provision for credit losses based upon factors surrounding the credit risk of customers, historical trends and other information. We believe, based on our credit policies and our provisions for credit losses, that our financial position, results of operations and cash flows will not be materially affected as a result of counterparty nonperformance.

      The following table presents our credit exposure by operating segment based upon the unrealized fair value of our derivative contracts that represent assets as of December 31, 2003. Investment grade counterparties have minimum credit ratings of BBB assigned by Standard & Poor’s Rating Group or Baa3 assigned by

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Moody’s Investor Service. Non-investment grade counterparties are comprised of counterparties that are below investment grade or are counterparties that have not been assigned an internal investment grade rating due to the short-term nature of the contracts associated with that counterparty. This category is comprised of numerous smaller counterparties, none of which is individually significant.

	At December 31, 2003

		Natural Gas	Other
	Utility	Marketing	Non-utility
	Segment(1)	Segment	Segment	Consolidated

	(In thousands)
Investment grade counterparties	$8,351	$19,732	$—	$28,083
Non-investment grade counterparties	—	1,334	—	1,334

	$8,351	$21,066	$—	$29,417

(1)	Counterparty risk for our utility segment is minimized because hedging gains and losses are passed through to our customers.

      Because AEM’s operations are concentrated in the natural gas industry, its customers and suppliers may be subject to economic risks affecting that industry. Additionally, AEM’s credit risk has increased due to higher natural gas prices as compared with the prior year. However, this risk is somewhat mitigated because a larger percentage of AEM’s business in the current year is with municipal customers, who typically are rated investment grade, as compared with the prior year.

11.     Segment Information

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

      Our operations are divided into three segments:

•	The utility segment, which includes our regulated natural gas distribution and sales operations,

•	The natural gas marketing segment, which includes a variety of natural gas management services and

•	The other non-utility segment, which includes all of our other non-utility operations.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on net income or loss of the respective operating units. Summarized income statements by segment are shown in the following tables.

	For the Three Months Ended December 31, 2003

		Natural Gas	Other
	Utility	Marketing	Non-Utility	Eliminations	Consolidated

	(In thousands)
Operating revenues from external parties	$460,209	$301,424	$1,983	$—	$763,616
Intersegment revenues	279	72,405	1,645	(74,329)	—

	460,488	373,829	3,628	(74,329)	763,616
Purchased gas cost	322,064	356,331	327	(74,159)	604,563

Gross profit	138,424	17,498	3,301	(170)	159,053
Operating expenses	89,046	4,288	2,348	(170)	95,512

Operating income	49,378	13,210	953	—	63,541
Miscellaneous income (expense)	1,067	123	1,195	(1,178)	1,207
Interest charges	17,060	792	661	(1,178)	17,335

Income before income taxes	33,385	12,541	1,487	—	47,413
Income tax expense	12,274	5,005	593	—	17,872

Net income	$21,111	$7,536	$894	$—	$29,541

	For the Three Months Ended December 31, 2002

		Natural
		Gas	Other
	Utility	Marketing	Non-Utility	Eliminations	Consolidated

	(In thousands)
Operating revenues from external parties	$399,685	$278,886	$1,861	$—	$680,432
Intersegment revenues	283	64,612	1,039	(65,934)	—

	399,968	343,498	2,900	(65,934)	680,432
Purchased gas cost	270,495	339,508	(1,126)	(65,611)	543,266

Gross profit	129,473	3,990	4,026	(323)	137,166
Operating expenses	80,326	2,614	1,925	(323)	84,542

Operating income	49,147	1,376	2,101	—	52,624
Miscellaneous income (expense)	(842)	929	4,938	(901)	4,124
Interest charges	14,835	1,040	505	(901)	15,479

Income before income taxes	33,470	1,265	6,534	—	41,269
Income tax expense	12,411	497	2,568	—	15,476

Net income	$21,059	$768	$3,966	$—	$25,793

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Balance sheet information at December 31, 2003 and September 30, 2003 by segment is presented in the following tables:

	At December 31, 2003

		Natural Gas	Other
	Utility	Marketing	Non-Utility	Eliminations	Consolidated

	(In thousands)
ASSETS
Property, plant and equipment, net	$1,469,742	$8,305	$60,177	$—	$1,538,224
Investment in subsidiaries	142,015	(2,443)	—	(139,572)	—
Current assets
Cash and cash equivalents	2,304	38,977	429	—	41,710
Assets from risk management activities	8,351	23,895	—	(3,337)	28,909
Other current assets	450,906	210,496	72,081	(72,172)	661,311
Intercompany receivables	120,911	—	—	(120,911)	—

Total current assets	582,472	273,368	72,510	(196,420)	731,930
Intangible assets	—	4,812	—	—	4,812
Goodwill	235,300	22,600	12,128	—	270,028
Noncurrent assets from risk management activities	—	689	—	(181)	508
Investment in US Propane LLC	—	—	21,731	—	21,731
Deferred charges and other assets	218,761	2,129	24,823	—	245,713

	$2,648,290	$309,460	$191,369	$(336,173)	$2,812,946

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$879,352	$82,295	$59,720	$(142,015)	$879,352
Long-term debt	855,803	—	4,902	—	860,705

Total capitalization	1,735,155	82,295	64,622	(142,015)	1,740,057
Current liabilities
Current maturities of long-term debt	6,077	—	1,118	—	7,195
Short-term debt	191,795	—	—	—	191,795
Liabilities from risk management activities	2,652	22,518	—	(3,475)	21,695
Other current liabilities	344,799	168,529	27,736	(69,586)	471,478
Intercompany payables	—	43,081	77,830	(120,911)	—

Total current liabilities	545,323	234,128	106,684	(193,972)	692,163
Deferred income taxes	241,641	(9,498)	11,081	(145)	243,079
Noncurrent liabilities from risk management activities	—	794	—	(41)	753
Deferred credits and other liabilities	126,171	1,741	8,982	—	136,894

	$2,648,290	$309,460	$191,369	$(336,173)	$2,812,946

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At September 30, 2003

		Natural Gas	Other
	Utility	Marketing	Non-Utility	Eliminations	Consolidated

	(In thousands)
ASSETS
Property, plant and equipment, net	$1,446,976	$9,288	$59,725	$—	$1,515,989
Investment in subsidiaries	133,586	(2,662)	—	(130,924)	—
Current assets
Cash and cash equivalents	—	14,880	803	—	15,683
Assets from risk management activities	202	22,941	—	(884)	22,259
Other current assets	230,609	197,239	85,119	(92,912)	420,055
Intercompany receivables	114,550	—	—	(114,550)	—

Total current assets	345,361	235,060	85,922	(208,346)	457,997
Intangible assets	—	5,030	—	—	5,030
Goodwill	233,741	22,600	12,128	—	268,469
Noncurrent assets from risk management activities	—	1,896	—	(197)	1,699
Investment in US Propane LLC	—	—	21,071	—	21,071
Deferred charges and other assets	220,258	2,214	25,781	—	248,253

	$2,379,922	$273,426	$204,627	$(339,467)	$2,518,508

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$857,517	$74,759	$58,827	$(133,586)	$857,517
Long-term debt	858,720	—	5,198	—	863,918

Total capitalization	1,716,237	74,759	64,025	(133,586)	1,721,435
Current liabilities
Current maturities of long-term debt	8,227	—	1,118	—	9,345
Short-term debt	118,595	—	—	—	118,595
Liabilities from risk management activities	7,941	13,400	—	(551)	20,790
Other current liabilities	184,365	183,082	10,008	(90,470)	286,985
Intercompany payables	—	5,549	109,001	(114,550)	—

Total current liabilities	319,128	202,031	120,127	(205,571)	435,715
Deferred income taxes	221,912	(9,498)	11,081	(145)	223,350
Noncurrent liabilities from risk management activities	—	928	—	(165)	763
Deferred credits and other liabilities	122,645	5,206	9,394	—	137,245

	$2,379,922	$273,426	$204,627	$(339,467)	$2,518,508

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors

Atmos Energy Corporation

      We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of December 31, 2003 and the related condensed consolidated statements of income and cash flows for the three-month periods ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

      We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Atmos Energy Corporation as of September 30, 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated November 10, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

Dallas, Texas

February 6, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2003.

Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995

      The statements contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company’s documents or oral presentations, the words “anticipate,” “expect,” “estimate,” “plans,” “believes,” “objective,” “forecast,” “goal” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company’s strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: adverse weather conditions such as warmer than normal weather in the Company’s utility service territories or colder than normal weather which could adversely affect our natural gas marketing activities; regulatory trends and decisions, including deregulation initiatives and the impact of rate proceedings before various state regulatory commissions; market risks beyond our control affecting our risk management activities including market liquidity, commodity price volatility and counterparty creditworthiness; national, regional and local economic conditions, limited access to financial markets; inflation and increased gas costs, including their effect on commodity prices for natural gas; increased competition; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. A discussion of these risks and uncertainties may be found in the Company’s Form 10-K for the year ended September 30, 2003. Accordingly, while the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, the Company undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

Overview

      Atmos Energy Corporation and its subsidiaries are primarily engaged in the natural gas utility business as well as certain non-utility businesses. Our operations are divided into three segments: the utility segment, the natural gas marketing segment and our other non-utility segment.

Utility Segment

      Our utility segment includes our regulated natural gas distribution and sales operations and is operated through our six regulated natural gas utility divisions:

•	Atmos Energy Colorado — Kansas Division

•	Atmos Energy Kentucky Division

•	Atmos Energy Louisiana Division

•	Atmos Energy Mid-States Division

•	Atmos Energy Texas Division

•	Mississippi Valley Gas Company Division

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

      The effects of weather that is above or below normal are partially offset through weather normalization adjustments (WNA) in certain service areas. WNA allows us to increase the base rate portion of customers’ bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. As of December 31, 2003, we have WNA in the following service areas for the following periods, which cover approximately 854,000 or 51 percent of our meters in service:

Tennessee	November – April
Georgia	October – May
Mississippi	November – May
Kentucky	November – April
Kansas(1)	October – May
Amarillo, Texas(1)	October – May

(1)	Effective beginning in the 2003-2004 winter heating season

Natural Gas Marketing Segment

      Our natural gas marketing and other non-utility segments, which are organized under Atmos Energy Holdings, Inc., (AEH) have operations in 18 states. Through September 30, 2003, Atmos Energy Marketing, LLC, together with its wholly-owned subsidiaries Woodward Marketing, L.L.C. and Trans Louisiana Industrial Gas Company, Inc., comprised our natural gas marketing segment. Effective October 1, 2003, our natural gas marketing segment was reorganized. The operations of Atmos Energy Marketing, LLC and Trans Louisiana Industrial Gas Company, Inc were merged into Woodward Marketing, L.L.C., which was renamed Atmos Energy Marketing, LLC (AEM).

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

      AEM’s management of natural gas requirements involves the sale of natural gas and the management of storage and transportation supplies under contracts with customers generally having one to two year terms. AEM also sells natural gas to some of its industrial customers on a delivered burner tip basis under contract terms from 30 days to two years.

Other Non-Utility Segment

      Our other non-utility segment consists primarily of the operations of Atmos Pipeline and Storage, L.L.C. and Atmos Power Systems, Inc., which are wholly-owned by AEH. Through Atmos Pipeline and Storage, LLC, we own or have an interest in underground storage fields in Kansas, Kentucky and Louisiana. We use these storage facilities to help meet customer requirements during peak demand periods and to reduce the need to contract for additional pipeline capacity to meet customer demand during peak periods. We normally inject gas into pipeline storage systems and company owned storage facilities during the summer months and withdraw it in the winter months.

      Through Atmos Power Systems, Inc. we construct and operate electric peaking power generating plants and associated facilities and may enter into agreements to either lease or sell these plants.

      Prior to January 20, 2004, United Cities Propane Gas, Inc., a wholly-owned subsidiary of AEH, owned an approximate 19 percent membership interest in U.S. Propane L.P. (USP), a joint venture formed in February 2000 with other utility companies. As of December 31, 2003, USP owned all of the general partnership interest and approximately 26 percent of the limited partnership interest in Heritage Propane Partners, L.P. a publicly traded marketer of propane through a nationwide retail distribution network. Through our ownership in USP, we owned an approximate five percent indirect interest in Heritage Propane Partners, L.P. On January 20, 2004, we and our partners in USP completed the previously announced sale of our interest in USP, including the general partnership and limited partnerships in Heritage Propane Partners, L.P., for $130.0 million. We received approximately $24.7 million and will record a $4.4 million pretax book gain in the second quarter of fiscal 2004.

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

      Regulation — Our utility operations are subject to regulation with respect to rates, service, maintenance of accounting records and various other matters by the respective regulatory authorities in the states in which we operate. Our regulated utility operations are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) 71, Accounting for the Effects of Certain Types of Regulation. This statement requires cost-based, rate-regulated entities that meet certain criteria to reflect the financial effects of the ratemaking and accounting practices and policies of the various regulatory commissions in their financial statements. We record regulatory assets for costs that have been deferred for which future recovery through customer rates is considered probable. Regulatory liabilities are recorded when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. As a result, certain costs that would normally be expensed under accounting principles generally accepted in the United States are permitted to be capitalized because they can be recovered through rates. Further, regulation may impact the period in which revenues or expenses are recognized. The amounts to be recovered or recognized are based upon historical experience and our understanding of the regulations. The impact of regulation on our utility operations may be affected by decisions of the regulatory authorities or the issuance of new regulations.

      Revenue recognition — Sales of natural gas to our utility customers are billed on a monthly cycle basis; however, the billing cycle periods for certain classes of customers do not necessarily coincide with accounting periods used for financial reporting purposes. We follow the revenue accrual method of accounting for utility segment revenues whereby revenues applicable to gas delivered to customers, but not yet billed under the cycle billing method, are estimated and accrued and the related costs are charged to expense.

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

      Allowance for Doubtful Accounts — For the majority of our receivables, we establish an allowance for doubtful accounts based on an aging of those receivable balances. We apply percentages to each aging category based on our collections experience. On certain other receivables where we are aware of a specific customer’s inability or reluctance to pay, we record an allowance for doubtful accounts against amounts due to reduce the net receivable balance to the amount we reasonably expect to collect. However, if circumstances change, our estimate of the recoverability of accounts receivable could be different. Circumstances which could affect our estimates include, but are not limited to, customer credit issues, the level of natural gas prices and general economic conditions.

      Derivatives and Hedging Activities — We use a combination of storage and financial hedges to protect us and our natural gas utility customers against unusually large winter period gas price increases. Further, AEM manages margins and limits risk exposure on the sale of natural gas inventory or the offsetting fixed-price purchase or sale commitments for physical quantities of natural gas through the use of gas futures, including forwards, over-the-counter and exchange-traded options and swap contracts with counterparties.

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

      AEM’s physical trading activities involve utilizing physical assets (storage and transportation) to sell and deliver gas to customers or to take a position in the market based on anticipated price movement. In addition to the price risk of any net open position at the end of each trading day, the financial exposure that results from intra-day fluctuations of gas prices and the potential for daily price movements constitutes a risk of loss since the price of natural gas purchased or sold for future delivery at the beginning of the day may not be hedged until later in the day.

      Impairment Assessments — We perform impairment assessments of our goodwill, intangible assets subject to amortization and long-lived assets. We currently have no indefinite-lived intangible assets. We annually evaluate our goodwill balances for impairment during our second fiscal quarter or as impairment indicators arise. We use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. Our reporting units and our operating segments are the same as each operating unit represents a component of our business. Goodwill is allocated to the reporting units responsible for the acquisition that gave rise to the goodwill.

      The discounted cash flow calculations used to assess goodwill impairment are dependent on several subjective factors including the timing of future cash flows, future growth rates and the discount rate. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value.

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

      Pension and Other Postretirement Plans — Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates and demographic data. The assumed return on plan assets is based on management’s expectation of the long-term return on the portfolio of plan assets. The discount rate used to compute the present value of plan liabilities generally is based on rates of high grade corporate bonds with maturities similar to the average period over which benefits will be paid. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized.

Results of Operations

      The primary factors that impact our results of utility operations are seasonal weather patterns, competitive factors in the energy industry and economic conditions in our service areas. Natural gas sales to residential, commercial and public authority customers are affected by winter heating season requirements. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either lower net income or net losses during the period from April through September of each year. Accordingly, our second fiscal quarter historically has been our most critical earnings quarter with an average of 68 percent of our net income having been earned in the second quarter during the three most recently completed fiscal years. Utility sales to industrial customers are much less weather sensitive. Utility sales to agricultural customers, who typically use natural gas to power irrigation pumps during the period from March through September, are primarily affected by rainfall amounts and the price of natural gas. Changes in the cost of gas impact revenue but do not directly affect our gross profit from utility operations because the fluctuations in gas prices are passed through to the customer. However, increases in the cost of gas may adversely impact our accounts receivable collections resulting in higher bad debt expense.

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

      The following table presents our financial highlights for the three months ended December 31, 2003 and 2002:

	Three Months Ended
	December 31

	2003	2002

	(In thousands, unless
	otherwise noted)
Operating revenues	$763,616	$680,432
Gross profit	159,053	137,166
Operating expenses	95,512	84,542
Operating income	63,541	52,624
Miscellaneous income	1,207	4,124
Interest charges	17,335	15,479
Income tax expense	17,872	15,476
Net income	$29,541	$25,793

Utility sales volumes — MMcf	50,681	53,737
Utility transportation volumes — MMcf	17,498	17,192

Total utility throughput — MMcf	68,179	70,929

Natural gas marketing sales volumes — MMcf	58,917	59,326

Heating Degree Days
Actual (weighted average)	1,240	1,407
Percent of normal	95%	105%

Consolidated utility average sales price per Mcf	$8.85	$7.24
Consolidated utility average transportation revenue per Mcf	$0.46	$0.47
Consolidated utility average cost of gas per Mcf sold	$6.35	$5.03

      The following table reconciles the gross profit and throughput information from a segment basis, before intercompany eliminations, to a consolidated basis:

	For the Three Months
	Ended December 31

	2003	2002

	(In thousands, unless
	otherwise noted)
Utility segment gross profit	$138,424	$129,473
Intersegment activity	952	598

Utility segment contribution to consolidated gross profit	$139,376	$130,071

Natural gas marketing segment gross profit	$17,498	$3,990
Intersegment activity	354	(69)

Natural gas marketing segment contribution to consolidated gross profit	$17,852	$3,921

Other non-utility segment gross profit	$3,301	$4,026
Intersegment activity	(1,476)	(852)

Other non-utility segment contribution to consolidated gross profit	$1,825	$3,174

Utility segment throughput — MMcf	71,361	74,384
Intersegment activity — MMcf	(3,182)	(3,455)

Consolidated utility segment throughput — MMcf	68,179	70,929

Natural gas marketing segment throughput — MMcf	70,204	75,067
Intersegment activity — MMcf	(11,287)	(15,741)

Consolidated natural gas marketing segment throughput — MMcf	58,917	59,326

Three Months Ended December 31, 2003 compared with Three Months Ended December 31, 2002

Gross Profit

Utility segment

      Gross profit for our utility segment primarily consists of gas service margins generated by our six utility operating divisions from the sale of natural gas to approximately 1.7 million residential, commercial, industrial, agricultural and other customers in the 12 states that comprise our utility service areas.

      Utility gross profit increased to $139.4 million for the three months ended December 31, 2003 from $130.1 million for the three months ended December 31, 2002. Total throughput for our utility business was 68.2 billion cubic feet (Bcf) during the current year compared to 70.9 Bcf in the prior year. The increase in utility gross profit primarily reflects the impact of MVG for a full quarter in the current fiscal year quarter compared with one month in the prior fiscal year quarter resulting in an increase in utility gross profit and total throughput of $12.8 million and 5.0 Bcf. This increase was partially offset by the impact of weather that was 12 percent warmer than the prior year and 5 percent warmer than normal, resulting in a decrease of approximately $4.0 million, net of a $2.8 million positive WNA impact in our WNA service areas.

      The average cost of gas per Mcf sold increased 26 percent to $6.35 for the three months ended December 31, 2003 from $5.03 for the prior year period, resulting in a 22 percent increase in average sales price. However, changes in the cost of gas do not directly affect utility gross profit because the fluctuations in gas prices are passed through to the customer.

Natural gas marketing segment

      Gross profit for our natural gas marketing segment consists primarily of the difference between revenue arising from the sale of physical natural gas to our natural gas marketing customers less the cost to purchase natural gas and unrealized gains and losses from changes in the market value of derivatives.

      Our natural gas marketing gross profit was $17.9 million for the three months ended December 31, 2003 compared to gross profit of $3.9 million for the three months ended December 31, 2002. Natural gas marketing sales volumes were 58.9 Bcf during the current year compared to 59.3 Bcf for the prior year. Our natural gas marketing gross profit included an unrealized gain on open contracts of $4.4 million compared with an unrealized loss on open contracts of $1.1 million in the prior year period.

      The improvement in our natural gas marketing profit was primarily attributable to enhanced margins, improved optimization of our managed proprietary and third party storage assets and improved management of our full requirements customers.

Other Non-utility segment

      Our other non-utility segment gross profit primarily consists of margins generated by our third party storage services and our leasing operations. Our other non-utility segment contributed $1.8 million in gross profit during the three months ended December 31, 2003 compared with $3.2 million for the prior year period. The decrease in our non-utility gross profit was primarily attributable to lower transported volumes of approximately 1.0 Bcf by Atmos Pipeline and Storage in the first quarter of fiscal 2004 primarily due to overall warmer weather.

Other Consolidated Activity

      Operating expenses — Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes other than income taxes, increased 13 percent to $95.5 million for the three months ended December 31, 2003 from $84.5 million for the three months ended December 31, 2002. Operation and maintenance expense increased primarily due to the addition of $6.1 million related to the MVG acquisition in December 2002. Taxes other than income taxes increased $2.3 million primarily due to additional franchise, payroll and property taxes associated with the MVG assets acquired in December 2002. Franchise and state gross receipts taxes are paid by our customers as a component of their monthly bill; thus, these amounts are offset in revenues through customer billings and have no effect on net income. Depreciation and amortization expense increased $2.3 million, which primarily reflects the full quarter impact of depreciation on the MVG assets.

      Miscellaneous income (expense) — Miscellaneous income for the three months ended December 31, 2003 was $1.2 million, compared with income of $4.1 million for the three months ended December 31, 2002. The $2.9 million decrease was primarily attributable to a $3.9 million gain associated with a sales-type lease of a distributed electric generation plant which was recognized in the three months ended December 31, 2002 and lower earnings from our indirect investment in Heritage Propane L.P. as compared with the prior year. Beginning in the second quarter of 2004, we will no longer recognize equity earnings from this indirect investment due to our sale of our interest in USP. Miscellaneous income (expense) was favorably impacted by $1.9 million related to the absence of weather insurance amortization resulting from the termination of our weather insurance policy in the third quarter of fiscal 2003.

      Interest charges — Interest charges increased 12 percent for the three months ended December 31, 2003 to $17.3 million from $15.5 million for the three months ended December 31, 2002. The increase was primarily attributable to a higher average outstanding debt balance resulting from the financing obtained to fund the acquisition of MVG in December 2002.

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

Capitalization

      The following presents our capitalization as of December 31, 2003 and September 30, 2003:

	December 31, 2003		September 30, 2003

	(In thousands, except percentages)
Short-term debt	$191,795	9.9%	$118,595	6.4%
Long-term debt	867,900	44.8%	873,263	47.2%
Shareholders’ equity	879,352	45.3%	857,517	46.4%

Total capitalization, including short-term debt	$1,939,047	100.0%	$1,849,375	100.0%

      Total debt as a percentage of total capitalization, including short-term debt, was 54.7 percent at December 31, 2003 compared with 53.6 percent at September 30, 2003. The increase in our debt levels during the quarter was primarily attributable to seasonal increases in borrowings under our commercial paper program to fund purchase gas costs to meet our flowing gas requirements. Our long-term plan is to maintain the debt to capitalization ratio within a target range of 50-52 percent through cash flow generated from operations, continued issuance of new common stock under our Direct Stock Purchase Plan and Retirement Savings Plan, access to the debt and equity capital markets and limiting annual maintenance and capital expenditures.

Cash Flows

      Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, the price for our products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.

Cash Flows from Operating Activities

      Year-to-year changes in our operating cash flows are primarily attributable to working capital changes within our utility segment resulting from the impact of weather, the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.

      For the three months ended December 31, 2003, we generated operating cash flow of $11.5 million compared with a use of cash of $13.4 million for the three months ended December 31, 2002. Our cash flow from operating activities was affected by the following:

•	Improved customer collections during the current quarter compared with the prior quarter resulting in a $22.6 million increase in operating cash flows.

•	Favorable timing differences, primarily related to the timing of payments for natural gas purchases, improved operating cash flow by $45.3 million.

•	Cash used to increase our natural gas inventories was $24.5 million higher in the current quarter compared with the prior year quarter primarily reflecting a 26 percent increase in the average cost of gas.

•	Alternatively, the lag between the time period when we purchase our natural gas and the period in which we can include this cost in our gas rates adversely impacted our cash flows from operations by $42.5 million.

•	Other working capital changes improved operating cash flow by $24.0 million.

Cash Flows from Investing Activities

      During the last three years, a substantial portion of our cash resources was used to fund acquisitions, our ongoing construction program to provide natural gas services to our customer base and technology improvements. Capital expenditures for fiscal 2004 are expected to approximate $175.0 million. These expenditures will include additional mains, services, meters and equipment.

      For the three months ended December 31, 2003 we invested $45.0 million compared with $109.2 million for the three months ended December 31, 2002. Capital expenditures were $45.5 million during the quarter ended December 31, 2003 compared to $35.3 million for the prior year period. Capital projects for each quarter included expenditures for additional mains, services, meters and equipment to grow our customer base. Additionally, capital expenditures for the current quarter include approximately $3.1 million for Mississippi Valley Gas Company Division capital expenditures compared with $1.3 million in the prior year quarter.

      Cash flows used for investing activities for the prior year quarter also included $74.7 million for the cash portion of the Mississippi Valley Gas Company purchase price paid in December 2002.

Cash Flows from Financing Activities

      For the three months ended December 31, 2003 our financing activities provided $59.5 million of cash compared with $113.9 million in the prior year quarter. Our significant financing activities for the three months ended December 31, 2003 and 2002 are summarized as follows:

•	During the three months ended December 31, 2002, we received $147.0 million from a short-term acquisition credit facility which was used primarily to fund the $74.7 million cash portion of the purchase price for MVG in December 2002 and to repay $70.9 million of MVG’s outstanding debt. This facility was subsequently repaid with a portion of the proceeds received from our $250.0 million debt offering completed in January 2003.

•	Total short-term debt increased by $73.2 million and $59.6 million for the three months ended December 31, 2003 and 2002 reflecting the use of our lines of credit to fund our natural gas purchases for the winter heating season.

•	We repaid $5.4 million of long-term debt during the three months ended December 31, 2003 compared with a repayment of $15.0 million for the three months ended December 31, 2002, reflecting the payment of scheduled maturities on our long term debt instruments.

•	We paid $15.7 million in cash dividends during the three months ended December 31, 2003 compared with dividend payments of $12.5 million for the prior year period. The increase in dividends paid reflects the 1.7 percent increase in the quarterly dividend rate approved by the Board of Directors and the increase in the number of shares outstanding as a result of the shares issued in connection with our public offering in June and July 2003 (the 2003 Offering), the funding of our pension plan in June 2003 and the acquisition of MVG in December 2002.

      During the quarter ended December 31, 2003, we issued 321,521 shares of common stock which generated proceeds of $7.4 million. The following table summarizes the issuances for the three months ended December 31, 2003 and 2002:

	Three Months Ended
	December 31

	2003	2002

Shares issued:
Retirement Savings Plan	90,489	85,813
Direct Stock Purchase Plan	155,255	123,454
Outside Directors Stock-for-Fee Plan	819	652
Long-Term Stock Plan for Mid-States Division	—	5,000
Long-Term Incentive Plan	74,958	27,800
Acquisition of Mississippi Valley Gas Company	—	3,386,287

Total shares issued	321,521	3,629,006

Shelf Registration

      In December 2001, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $600.0 million in new common stock and/or debt. The registration statement was declared effective by the SEC on January 30, 2002. On January 16, 2003, we issued $250.0 million of 5 1/8% Senior Notes due 2013 under the registration statement. The net proceeds of $249.3 million were used to repay debt under an acquisition credit facility used to finance our acquisition of MVG, to repay $54.0 million in unsecured senior notes held by institutional lenders and short-term debt under our commercial paper program and to provide funds for general corporate purposes. Additionally, we sold 4,100,000 shares of our common stock in connection with our 2003 Offering under the registration statement. At December 31, 2003, approximately $246.0 million remains available under the shelf registration statement.

Credit Facilities

      We maintain both committed and uncommitted credit facilities. Our credit capacity and the amount of unused borrowing capacity are affected by the seasonal nature of the natural gas business and our short-term borrowing requirements, which are typically highest during colder months. Our working capital needs can vary significantly due to changes in the price of natural gas charged by suppliers and the increased gas supplies required to meet customers’ needs during periods of cold weather.

Committed Credit Facilities

      We have two short-term committed credit facilities totaling $368.0 million, one of which is an unsecured facility for $350.0 million that bears interest at the Eurodollar rate plus 0.625 percent and serves as a backup liquidity facility for our commercial paper program. At December 31, 2003, $173.8 million of commercial paper was outstanding. We have a second unsecured facility in place for $18.0 million that bears interest at the

Fed Funds rate plus 0.5 percent and is used for working capital purposes. At December 31, 2003, we borrowed $18.0 million under this credit facility. These credit facilities are negotiated at least annually.

      The availability of funds under our credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently meet. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in our $350.0 million credit facility to maintain a ratio of total debt to total capitalization of no greater than 70 percent. At December 31, 2003, our total debt to total capitalization ratio, as defined, was 57 percent.

Uncommitted Credit Facilities

      AEM has a $220.0 million uncommitted demand working capital credit facility that bears interest at LIBOR plus 2.5 percent. AEH and AEM, both wholly-owned by us, were formerly guarantors of all amounts outstanding under this facility. Effective October 1, 2003 with the reorganization of our natural gas marketing segment, AEM became the borrower under the credit facility and AEH became the sole guarantor of the facility. At December 31, 2003 no amount was outstanding under this credit facility, although AEM letters of credit totaling $128.6 million reduced the amount available in accordance with the terms of the facility. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility at December 31, 2003 was $58.1 million. This credit facility expires on March 31, 2004 and is expected to be renewed.

      We also have an unsecured short-term uncommitted credit line for $25.0 million. There were no borrowings under this uncommitted credit facility at December 31, 2003 but Atmos Energy Corporation letters of credit reduced the amount available by $3.0 million. This uncommitted line is renewed or renegotiated at least annually with varying terms and we pay no fee for the availability of the line. Borrowings under this line are made on a when and as-available basis at the discretion of the bank. This facility is also used for working capital and letter of credit purposes.

      In addition, AEM has a $100.0 million intercompany credit facility with AEH for its non-utility business which bears interest at LIBOR plus 2.75 percent. Any outstanding amounts under this facility are subordinated to AEM’s uncommitted demand credit facility described above. At December 31, 2003, $45.0 million was outstanding under this facility.

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

      Our debt is rated by three rating agencies: Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings, Inc. (Fitch). Our current debt ratings are as follows:

	S&P	Moody’s	Fitch

Long-term debt	A-	A3	A-
Commercial paper	A-2	P-2	F-2

      Our credit ratings may be revised or withdrawn at any time by the rating agencies, and each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered, or withdrawn entirely, by a rating agency if, in its judgment, circumstances so warrant.

      On January 10, 2003, S&P changed the outlook on our long-term debt rating from “stable” to “negative.” In its press release explaining this action, S&P cited, among other factors, their concern that we have not made significant progress in reducing our debt to total capitalization ratio. Since S&P changed its outlook, we have issued equity and substantially reduced our leverage. Moody’s and Fitch each continue to maintain a “stable” outlook for our ratings.

      We have no trigger events in our debt instruments that are tied to changes in specified credit ratings or stock price, nor have we entered into any transactions that would require us to issue equity based on our credit rating or other trigger events.

Debt Covenants

      In addition to the limit on our total debt to capitalization ratio imposed by our committed credit facilities described above, our First Mortgage Bonds provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after December 31, 1988 may not exceed the sum of accumulated net income for periods after December 31, 1988 plus $15.0 million. At December 31, 2003, approximately $97.9 million of retained earnings was unrestricted with respect to the payment of dividends. We were in compliance with all of our debt covenants as of December 31, 2003.

Contractual Obligations and Commercial Commitments

      The following tables provide information about contractual obligations and commercial commitments at December 31, 2003.

	Payments Due by Period

		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years

	(In thousands)
Contractual Obligations
Long-Term Debt	$867,900	$7,195	$10,232	$11,455	$839,018
Capital Lease Obligations	5,126	876	1,276	796	2,178
Operating Leases	58,924	10,330	18,821	12,956	16,817

Total Contractual Obligations	$931,950	$18,401	$30,329	$25,207	$858,013

Other Commercial Commitments
Lines of Credit	$191,795	$191,795	$—	$—	$—

      AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At December 31, 2003, AEM is committed to purchase 72.1 Bcf within one year, 23.5 Bcf within one to three years and 7.7 Bcf after three years under indexed contracts. AEM is committed to purchase 1.7 Bcf within one year under fixed price contracts with prices ranging from $4.08 to $7.18. AEM’s fixed price contracts are marked to market as derivatives. See further discussion of the fixed price contracts under Item 3.

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

Pension and Postretirement Benefits Obligations

      For the three months ended December 31, 2003 and 2002 our total net periodic pension and other benefits cost was $7.6 million and $7.0 million. A portion of these costs are capitalized into our utility rate base as these costs are recoverable through our gas utility rates. Costs that are not capitalized are recorded as a component of operation and maintenance expense. These costs do not reflect the impact of the Medicare

Prescription Drug, Improvement and Modernization Act of 2003 (the Act). However, we estimate the provisions of the Act will reduce our net postretirement benefit obligation costs for the remainder of fiscal 2004, beginning in the second quarter of 2004. However, our assessment of the reduction has not been completed.

      The increase in total net periodic pension and other benefits cost during the three months ended December 31, 2003 compared with the three months ended December 31, 2002 is due to an increase in the service cost and interest cost attributable to an increase in the projected benefit obligation. The increase in the projected benefit obligation resulted primarily from an increase in the number of plan participants due to the MVG acquisition and a 125 basis point decrease in the discount rate used to determine the total net periodic pension and other benefits cost in fiscal 2004. Additionally, the expected return on plan assets, which reduces the net periodic pension and other benefits cost, increased as compared with the prior year primarily due to the effects of the contributions we made to the Atmos Pension Account Plan in fiscal 2003 offset by a reduction in the expected return on pension plan assets assumption from 9.25 percent to 9 percent used in the determination of the total net periodic pension and other benefits cost for fiscal 2004.

Operating Statistics and Other Information

      The following tables present certain operating statistics for our utility, natural gas marketing and other non-utility segments for three months ended December 31, 2003 and 2002. Certain prior year amounts have been reclassified to conform to the current year presentation.

Utility Sales and Statistical Data

	Three Months Ended
	December 31

	2003	2002(1)

METERS IN SERVICE, end of period
Residential	1,508,062	1,486,077
Commercial	152,488	150,029
Industrial	3,463	2,805
Agricultural	9,354	10,431
Public authority and other	10,020	9,936

Total meters	1,683,387	1,659,278

HEATING DEGREE DAYS(2)
Actual (weighted average)	1,240	1,407
Percent of normal	95%	105%
UTILITY SALES VOLUMES — MMcf(3)
Gas Sales Volumes
Residential	27,507	31,025
Commercial	13,356	13,919
Industrial	6,249	5,836
Agricultural	495	113
Public authority and other	3,074	2,844

Total gas sales volumes	50,681	53,737
Utility transportation volumes	20,680	20,647

Total utility throughput	71,361	74,384

UTILITY OPERATING REVENUES (000’s)(3)
Gas sales revenues
Residential	$263,549	$239,735
Commercial	115,564	99,905
Industrial	44,546	30,634
Agricultural	3,034	776
Public authority and other	21,909	17,768

Total utility gas sales revenues	448,602	388,818
Transportation revenues	8,101	8,124
Other gas revenues	3,785	3,026

Total utility operating revenues	$460,488	$399,968

Utility average sales price per Mcf	$8.85	$7.24
Utility average transportation revenue per Mcf	$0.39	$0.39
Utility average cost of gas per Mcf sold	$6.35	$5.03

See footnotes following these tables.

Natural Gas Marketing and Other Non-Utility Operations Sales and Statistical Data

	Three Months Ended
	December 31

	2003	2002

CUSTOMERS, end of period
Industrial	750	674
Municipal	156	161

Total	906	835

NATURAL GAS MARKETING SALES VOLUMES — MMcf(3)	70,204	75,067
OPERATING REVENUES (000’s)(3)
Natural gas marketing	$373,829	$343,498
Other non-utility	3,628	2,900

Total operating revenues	$377,457	$346,398

Notes to preceding tables:

(1)	The operational and statistical information includes the operations of MVG since the December 3, 2002 acquisition date.

(2)	A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to compare relative temperatures between one geographic area and another. Normal degree days are based on 30-year average National Weather Service data for selected locations. Degree day information for the three months ended December 31, 2003 is adjusted for service areas included in the Colorado-Kansas Division, the Amarillo, Texas service area in the Texas Division, the Mid-States Division, the Kentucky Division and the Mississippi Valley Gas Company Division which have weather normalized operations. Degree day information for the three months ended December 31, 2002 is adjusted for service areas included the Mid-States Division, the Kentucky Division and Mississippi Valley Gas Company Division which have weather normalized operations.

(3)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

Operating Income By Division

      The following table shows our utility operating income (loss) by division for the three months ended December 31, 2003 and 2002. This presentation of our utility operating income is included for financial reporting purposes and may not be appropriate for rate-making purposes.

	Three Months Ended
	December 31

	2003	2002

	(In thousands)
Colorado-Kansas	$8,238	$9,386
Kentucky	6,564	6,320
Louisiana	8,256	8,260
Mid-States	13,871	15,453
Mississippi Valley Gas Company(1)	8,233	5,555
Texas	4,666	5,110
Other	(450)	(937)

Total utility operating income	$49,378	$49,147

(1)	Operating income for Mississippi Valley Gas Company reflects operating income since our acquisition of MVG on December 3, 2002.

Recent Ratemaking Activity

      Atmos Energy Colorado-Kansas Division. In May 2003, the Colorado-Kansas Division filed a rate case with the Kansas Corporation Commission for approximately $7.4 million in additional annual revenues. In January 2004, the Kansas Corporation Commission approved an agreement that allowed a $2.5 million increase in our rates effective March 1, 2004. Additionally, the agreement allows us to increase our monthly customer charges from $5 to $8 and provides that we will not file another full rate application prior to September 1, 2005. Additionally, effective October 2003, WNA became effective in Kansas in accordance with the Kansas Corporation Commission’s ruling in May 2003.

      Atmos Energy Texas Division. In September 2003, the Texas Division filed a rate case in its West Texas System to request a $7.7 million increase in annual revenues and WNA for our residential, commercial and public-authority customers. Additionally, in October 2003, we filed a rate case in Lubbock to request a $3.0 million increase in annual revenues and WNA for our residential, commercial and public-authority customers. These filings are still in process with the respective regulatory authorities.

      Beginning in October 2003, WNA became effective for our Amarillo, Texas service area in accordance with an agreement approved by the City of Amarillo in August 2003.

      Mississippi Valley Gas Company Division. The Mississippi Public Service Commission requires that we file for rate adjustments every six months. The rate filings are made in May and November of each year and the rate adjustments typically become effective in June and December. In October 2003, the Mississippi Public Commission issued a final order which denied our May 2003 request for a rate adjustment. Additionally, we filed our second semi-annual filing on November 5, 2003, and received a rate increase of $5.9 million effective on December 1, 2003.

Recent Accounting Developments

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities (VIE)) and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 applies immediately to VIEs created after January 31, 2003 or to VIEs obtained after that date. For variable interests held in VIEs acquired prior to February 1, 2003, FIN 46 was originally effective July 1, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 for VIEs created prior to February 1, 2003 to the first reporting period after December 15, 2003. The adoption of this interpretation did not have a material impact on our financial position, results of operations or net cash flows because Atmos currently is not a beneficiary of a VIE.

      During 2003 the Emerging Issues Task Force (the Task Force) added to its agenda Emerging Issues Task Force (EITF) Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to address the meaning of other-than-temporary impairment and its application to certain investments carried at cost. In November 2003, the Task Force continued its deliberations on the matter and did not reach a consensus on what constitutes an “other-than-temporary” impairment. However, the Task Force did reach a consensus regarding the disclosure requirements concerning unrealized losses on available for sale debt and equity securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which will be applicable to us beginning with our fiscal 2004 annual report on Form 10-K.

      In December 2003, the FASB revised SFAS 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. These revisions require additional disclosures in annual reports concerning the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Additionally, the statement now requires interim period disclosures regarding net periodic pension cost and employer contributions. The annual disclosures will become fully effective for fiscal years ending after June 15, 2004 and the interim period disclosures are effective for interim periods beginning after December 15, 2003. We have adopted the interim period disclosures as of December 31, 2003 and will adopt the annual disclosures beginning with our fiscal 2004 annual report on Form 10-K.

      In January 2004, the FASB issued FASB Staff Position FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which permits a plan sponsor to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for its plan under SFAS 106 and in providing disclosures related to the plan required by SFAS 132 (revised) until authoritative guidance on the accounting for the federal subsidy is issued. We estimate the provisions of the Act will reduce our accumulated postretirement benefit obligation and our net postretirement benefit obligation costs for the remainder of fiscal 2004, beginning in the second quarter of 2004. However, our assessment of the reduction has not been completed.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

      We conduct our risk management activities through both our utility and natural gas marketing segments. The following table shows our risk management assets and liabilities by segment at December 31, 2003:

		Natural Gas
	Utility	Marketing	Total

	(In thousands)
Assets from risk management activities, current	$8,351	$20,558	$28,909
Assets from risk management activities, noncurrent	—	508	508
Liabilities from risk management activities, current	(2,652)	(19,043)	(21,695)
Liabilities from risk management activities, noncurrent	—	(753)	(753)

Net assets	$5,699	$1,270	$6,969

      The following table shows the components of the change in fair value of our utility and natural gas marketing derivative contract activities for the three months ended December 31, 2003 (in thousands).

		Natural Gas
	Utility	Marketing

Fair value of contracts at September 30, 2003	$(7,739)	$10,144
Contracts realized/settled	(3,303)	(4,665)
Fair value of new contracts	302	(823)
Other changes in value	16,439	(3,386)

Fair value of contracts at December 31, 2003	$5,699	$1,270

      The fair value of our utility and natural gas marketing derivative contracts at December 31, 2003 is segregated below, by time period and fair value source.

	Fair Value of Contracts at December 31, 2003

	Maturity in Years
					Total Fair
Source of Fair Value	Less than 1	1-3	4-5	Greater than 5	Value

	(In thousands)
Prices actively quoted	$22,795	$58	$—	$—	$22,853
Prices provided by other external sources	(14,092)	258	35	—	(13,799)
Prices based on models and other valuation methods	(1,489)	(596)	—	—	(2,085)

Total Fair Value	$7,214	$(280)	$35	$—	$6,969

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

Gas Prices

Utility segment

      Our utility segment’s hedging activities are designed to protect us and our customers against unusually large winter period gas price increases and include the use of financial hedges and fixed forward contracts. For the 2003-2004 heating season, we hedged between 50 percent and 55 percent of our anticipated flowing gas requirements through a combination of storage, financial hedges and fixed forward contracts at a weighted average cost of approximately $5.25 per Mcf.

      In June 2001, we purchased a three year weather insurance policy with an option to cancel the third year of coverage. The insurance was designed for our Texas and Louisiana operations to protect against weather that was at least seven percent warmer than normal for the entire heating season of October through March beginning with the 2001-2002 heating season. The cost of the three year policy was $13.2 million, which was prepaid and was amortized over the appropriate heating seasons based on degree days. In the third quarter of fiscal 2003, we cancelled this policy primarily as a result of rate relief in Louisiana and prospects for weather normalization adjustments in Texas. During the three months ended December 31, 2002, we recognized amortization expense of $1.9 million. However, we did not recognize income under this policy because weather was not at least seven percent warmer than normal.

      We purchase natural gas for our utility operations. Substantially all of the cost of gas purchased for utility operations is recovered from our customers through purchased gas adjustment mechanisms. The utility segment has limited market risk in gas prices related to gas purchases in the open market at spot prices for sale to non-regulated energy services customers at fixed prices. As a result, our earnings could be affected by changes in the price and availability of such gas. To protect against volatility in gas prices, we hedge our gas costs by purchasing futures contracts and by purchasing gas in advance of the winter heating season and placing it in storage. Our utility segment does not use such financial instruments for trading purposes and we are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10 percent increase in the portion of our gas cost related to fixed-price non-regulated sales. Based on projected fiscal 2004 non-regulated gas sales at fixed prices based upon the December 31, 2003 three month market strip, such an increase would result in an increase to cost of gas of approximately $6.5 million in fiscal 2004.

Natural Gas Marketing Segment

      The principal business of AEM is the overall management of natural gas requirements for municipalities, local gas utility companies and industrial customers located primarily in the southeastern and midwestern United States. AEM also supplies our regulated operations with a portion of our natural gas requirements on a competitive bid basis.

      In the management of natural gas requirements for municipalities and other local utilities, AEM sells physical natural gas to customers for future delivery. AEM manages margins and limits risk exposure on the sale of natural gas inventory or the offsetting fixed-price purchase or sale commitments for physical quantities of natural gas through the use of financial derivatives, including forwards, over-the-counter and exchange-traded options and swap contracts with counterparties. Over-the-counter swap agreements require AEM to receive or make payments based on the difference between a fixed price and the market price of natural gas on the settlement date. Options held to manage price risk provide the right, but not the requirement, to buy or sell energy commodities at a fixed price. AEM links these gas futures to physical delivery of natural gas and typically balances its futures positions at the end of each trading day. We manage our business to maintain no open positions. However, at any point in time, AEM may not have completely offset its risk on these activities and limited net open positions related to our physical storage may occur on a short-term basis. These open trading positions are monitored daily. At December 31, 2003, AEM’s net open positions in its trading operations totaled 19 MMcf.

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

      Counterparty credit risk is the risk of loss to AEM from non-performance by another party to a derivative contract that is not guaranteed. Derivative contracts traded on exchanges are generally guaranteed by the exchanges. At December 31, 2003, AEM estimates that approximately 44 percent of its open financial derivative contracts were guaranteed by the exchanges. AEM’s physical contracts are held with creditworthy counterparties and are not guaranteed.

      Because AEM’s operations are concentrated in the natural gas industry, its customers and suppliers may be subject to economic risks affecting that industry. Therefore, an economic downturn in the industry could have an adverse affect on the creditworthiness of AEM’s customers. AEM manages credit risk to attempt to minimize its exposure to uncollectible receivables. In compliance with AEM’s existing credit policy, prospective and existing customers are reviewed for creditworthiness and customers not meeting minimum standards, at the discretion of management, provide security deposits and are subject to various requisite secured payment terms.

Interest Rates

      Our earnings are affected by changes in short-term interest rates as a result of our issuance of short-term commercial paper and our other short-term borrowings. If market interest rates for short-term borrowings in the first quarter of fiscal 2004 had averaged one percent more, our interest expense would have increased by approximately $1.8 million.

      Market risk for fixed-rate long-term obligations is estimated as the potential increase in fair value resulting from a hypothetical one percent decrease in interest rates and amounts to approximately $85.1 million based on discounted cash flow analyses.

      As of December 31, 2003 we were not engaged in other activities which would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates or market commodity prices.

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

      Such disclosure controls and procedures are controls and procedures designed to ensure that all information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods set forth in applicable Securities and Exchange Commission forms, rules and regulations. In addition, we have reviewed our internal control over financial reporting and have concluded that there has been no change in such internal control during the first quarter of 2004 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      See Note 9 to the condensed consolidated financial statements herein for a description of our legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

      (c) None.

Item 6.	Exhibits and Reports on Form 8-K

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

John P. Reddy
Senior Vice President and Chief Financial Officer
(Duly authorized signatory)

Date: February 13, 2004

EXHIBITS INDEX

Item 6(a)

Exhibit
Number	Description

10.1	Seventh Amendment and Joinder Agreement, dated as of December 19, 2003, in respect of the Uncommitted Amended and Restated Credit Agreement, dated as of July 1, 2002, among Atmos Energy Marketing, LLC (formerly known as Woodward Marketing, L.L.C.), the financial institutions from time to time parties thereto, Fortis Capital Corp. and BNP Paribas
12	Computation of ratio of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*

*	These certifications pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.