Form 10-Q
period 2004-12-31
ATMOS ENERGY CORP
filed 2005-02-09
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

(972) 934-9227

(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes ☑          No ☐

          Number of shares outstanding of each of the issuer’s classes of common stock, as of January 31, 2005.

Class	Shares Outstanding

No Par Value	79,348,039

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
ATMOS ENERGY CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) December 31, 2004
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits
SIGNATURES
EXHIBITS INDEX Item 6(a)
11th Amendment to Credit Agreement
Form of Non-Qualified Stock Option Agreement
Form of Restricted Stock Award Agreement
Form of Award Agreement of Performance-Based Restricted Stock Units
Form of Award Agreement of Restricted Stock with Time-Lapse Vesting
Computation of Ratio of Earnings to Fixed Charges
Letter Re: Unaudited Interim Financial Information
Rule 13a-14(a)/15d-14(a) Certifications
Section 1350 Certifications

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2004

	(Unaudited)

	(In thousands, except share data)
ASSETS
Property, plant and equipment	$4,544,069	$2,633,651
Less accumulated depreciation and amortization	1,320,926	911,130

Net property, plant and equipment	3,223,143	1,722,521
Current assets
Cash and cash equivalents	25,162	201,932
Accounts receivable, net	640,760	211,810
Gas stored underground	389,625	200,134
Other current assets	152,686	63,236

Total current assets	1,208,233	677,112
Goodwill and intangible assets	703,038	238,272
Deferred charges and other assets	271,682	231,978

	$5,406,096	$2,869,883

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 100,000,000 shares authorized; issued and outstanding:
December 31, 2004 — 79,257,756 shares; September 30, 2004 — 62,799,710 shares	$396	$314
Additional paid-in capital	1,393,250	1,005,644
Retained earnings	177,108	142,030
Accumulated other comprehensive loss	(31,676)	(14,529)

Shareholders’ equity	1,539,078	1,133,459
Long-term debt	2,255,173	861,311

Total capitalization	3,794,251	1,994,770
Current liabilities
Accounts payable and accrued liabilities	653,403	185,295
Other current liabilities	283,130	223,265
Short-term debt	28,797	—
Current maturities of long-term debt	5,897	5,908

Total current liabilities	971,227	414,468
Deferred income taxes	200,737	213,930
Regulatory cost of removal obligation	241,986	103,579
Deferred credits and other liabilities	197,895	143,136

	$5,406,096	$2,869,883

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31

	2004	2003

	(Unaudited)

	(In thousands, except per
	share data)
Operating revenues
Utility segment	$913,681	$460,488
Natural gas marketing segment	493,801	373,829
Pipeline and storage segment	43,690	2,919
Other nonutility segment	1,359	709
Intersegment eliminations	(83,907)	(74,329)

	1,368,624	763,616
Purchased gas cost
Utility segment	656,370	322,064
Natural gas marketing segment	466,957	356,331
Pipeline and storage segment	3,872	327
Other nonutility segment	—	—
Intersegment eliminations	(83,027)	(74,159)

	1,044,172	604,563

Gross profit	324,452	159,053
Operating expenses
Operation and maintenance	113,126	56,916
Depreciation and amortization	43,997	23,473
Taxes, other than income	38,655	15,123

Total operating expenses	195,778	95,512

Operating income	128,674	63,541
Miscellaneous income	385	1,207
Interest charges	32,542	17,335

Income before income taxes	96,517	47,413
Income tax expense	36,918	17,872

Net income	$59,599	$29,541

Basic net income per share	$0.79	$0.57

Diluted net income per share	$0.79	$0.57

Cash dividends per share	$0.310	$0.305

Weighted average shares outstanding:
Basic	75,306	51,483

Diluted	75,725	51,861

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31

	2004	2003

	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net income	$59,599	$29,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Charged to depreciation and amortization	43,997	23,473
Charged to other accounts	254	672
Deferred income taxes	8,308	19,347
Other	977	(476)
Net assets/liabilities from risk management activities	22,088	(4,564)
Net change in operating assets and liabilities	(67,319)	(56,490)

Net cash provided by operating activities	67,904	11,503
Cash Flows From Investing Activities
Capital expenditures	(67,201)	(45,471)
Acquisitions	(1,912,532)	—
Other	(1,051)	489

Net cash used in investing activities	(1,980,784)	(44,982)
Cash Flows From Financing Activities
Net increase in short-term debt	28,797	73,200
Net proceeds from issuance of long-term debt	1,385,847	—
Repayment of long-term debt	(3,373)	(5,363)
Settlement of Treasury lock agreements	(43,770)	—
Cash dividends paid	(24,521)	(15,744)
Issuance of common stock	11,116	7,413
Net proceeds from equity offering	382,014	—

Net cash provided by financing activities	1,736,110	59,506

Net increase (decrease) in cash and cash equivalents	(176,770)	26,027
Cash and cash equivalents at beginning of period	201,932	15,683

Cash and cash equivalents at end of period	$25,162	$41,710

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
December 31, 2004

1.     Nature of Business

      Atmos Energy Corporation (“Atmos” or “the Company”) and its subsidiaries are engaged primarily in the natural gas utility business as well as certain nonutility businesses. Through our natural gas utility business, we distribute natural gas through sales and transportation arrangements to approximately 3.2 million residential, commercial, public-authority and industrial customers through our seven regulated natural gas utility divisions, which cover the following service areas:

Division	Service Area

Atmos Energy Colorado-Kansas Division	Colorado, Kansas, Missouri(2)
Atmos Energy Kentucky Division	Kentucky
Atmos Energy Louisiana Division	Louisiana
Atmos Energy Mid-States Division	Georgia(2), Illinois(2), Iowa (2),
Missouri(2) Tennessee, Virginia(2)
Atmos Energy West Texas Division	West Texas
Mississippi Valley Gas Company Division	Mississippi
Atmos Energy Mid-Tex Division(1)	Texas, including the Dallas/Fort
Worth metropolitan area

(1)	Acquired in October 2004.

(2)	Denotes locations where we have more limited service areas.

      As further described in Note 3, on October 1, 2004, we completed our acquisition of the natural gas distribution and pipeline operations of TXU Gas Company (TXU Gas). The TXU Gas operations we acquired are regulated businesses engaged in the purchase, transmission, storage, distribution and sale of natural gas in the north-central, eastern and western parts of Texas. We also own and operate a system consisting of 6,162 miles of gas transmission and gathering lines and five underground storage reservoirs, all within Texas. On October 1, 2004, we created the Atmos Energy Mid-Tex Division to provide gas distribution services to the approximately 1.5 million residential and business customers in Texas, including the Dallas/ Fort Worth metropolitan area we acquired from TXU Gas. We also created the Atmos Pipeline — Texas Division to manage the TXU Gas pipeline and storage operations we acquired.

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

      Our nonutility businesses include our natural gas marketing operations, our pipeline and storage operations and our other nonutility operations which are provided in 18 states. These operations are either organized under or managed by Atmos Energy Holdings, Inc. (AEH), which is wholly-owned by Atmos Energy Corporation.

      Our natural gas marketing operations are managed by Atmos Energy Marketing, LLC (AEM), which is wholly-owned by AEH. AEM provides a variety of natural gas management services to municipalities, natural

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gas utility systems and industrial natural gas customers, primarily in the southeastern and midwestern states and to our Colorado-Kansas, Kentucky, Louisiana and Mid-States divisions. These services consist primarily of furnishing natural gas supplies at fixed and market-based prices, contract negotiation and administration, load forecasting, gas storage acquisition and management services, transportation services, peaking sales and balancing services, capacity utilization strategies and gas price hedging through the use of derivative instruments.

      Our pipeline and storage operations consist of the operations of the Atmos Pipeline – Texas Division, a division of Atmos Energy Corporation; and of Atmos Pipeline and Storage, LLC (APS), which is wholly-owned by AEH. As previously discussed, the Atmos Pipeline — Texas Division was purchased from TXU Gas and supplies natural gas to the Atmos Energy Mid-Tex Division, transports natural gas to third parties and manages five underground storage reservoirs in Texas. Through APS, we own or have an interest in underground storage fields in Kentucky and Louisiana. We also use these storage facilities to reduce the need to contract for additional pipeline capacity to meet customer demand during peak periods.

      Our other nonutility businesses consist primarily of the operations of Atmos Energy Services, LLC (AES) and Atmos Power Systems, Inc., which are wholly-owned by AEH. Through AES, we provide natural gas management services to our utility operations. These services, which began April 1, 2004, include aggregating and purchasing gas supply, arranging transportation and storage logistics and ultimately delivering the gas to our utility service areas at competitive prices. Through Atmos Power Systems, Inc., we construct electric peaking power-generating plants and associated facilities and may enter into agreements to either lease or sell these plants.

2.	Unaudited Interim Financial Information

      In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation (“Atmos” or “the Company”) in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Because of seasonal and other factors, the results of operations for the three months ended December 31, 2004 are not indicative of expected results of operations for the fiscal year ending September 30, 2005. Further, the impact of the TXU Gas acquisition on the statement of cash flows is reflected in the acquisitions line item; therefore, the net changes in operating assets and liabilities will not reflect balance sheet changes attributable to the acquisition.

Significant Accounting Policies

      Our accounting policies are described in Note 2 to our Annual Report on Form 10-K for the year ended September 30, 2004. There were no significant changes to our accounting policies during the three months ended December 31, 2004.

Stock-Based Compensation Plans

      We have two stock-based compensation plans that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, bonus stock, restricted stock and performance-based restricted stock units to officers and key employees: the 1998 Long-Term Incentive Plan and the Long-Term Stock Plan for the Mid-States Division. Nonemployee directors are also eligible to receive such stock-based compensation under the 1998 Long-Term Incentive Plan. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives and promoting our success by providing employees with the opportunity to acquire common stock.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As permitted by Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation, we account for these plans under the intrinsic-value method described in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Under this method, no compensation cost for stock options is recognized for stock-option awards granted at or above fair-market value. Awards of restricted stock are valued at the market price of the Company’s common stock on the date of grant. The unearned compensation is amortized to operation and maintenance expense over the vesting period of the restricted stock.

      Had compensation expense for our stock options issued under the Long-Term Incentive Plan been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, our net income and earnings per share for the three months ended December 31, 2004 and 2003 would have been impacted as shown in the following table:

	Three Months Ended
	December 31

	2004	2003

	(In thousands, except
	per share data)
Net income — as reported	$59,599	$29,541
Restricted stock compensation expense included in income, net of tax	489	98
Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(741)	(393)

Net income — pro forma	$59,347	$29,246

Earnings per share:
Basic earnings per share — as reported	$0.79	$0.57

Basic earnings per share — pro forma	$0.79	$0.57

Diluted earnings per share — as reported	$0.79	$0.57

Diluted earnings per share — pro forma	$0.78	$0.56

      At December 31, 2004, there were 300 options outstanding under the Long-Term Stock Plan for the Mid-States Division, all of which were fully vested. Because of the limited activities of this plan, the pro forma effects of applying SFAS 123 would have less than a $0.01 per diluted share effect on earnings per share.

Regulatory Assets and Liabilities

      We record certain costs as regulatory assets in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation, when future recovery through customer rates is considered probable. Regulatory liabilities are recorded when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. Substantially all of our regulatory assets are recorded as a component of deferred charges and substantially all of our regulatory liabilities are recorded as a component of deferred credits and other liabilities. Deferred gas costs are recorded either in other current assets or liabilities

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the regulatory cost of removal obligation is separately reported. Significant regulatory assets and liabilities as of December 31, 2004 and September 30, 2004 included the following:

	December 31,	September 30,
	2004	2004

	(In thousands)
Regulatory assets:
Deferred gas costs	$68,253	$—
UCG merger and integration costs, net(1)	—	1,992
Other merger and integration costs, net	14,572	14,644
Deferred MVG operating expenses	377	751
Environmental costs	2,924	4,057
Rate case costs	26,182	—
Other	7,237	3,289

	$119,545	$24,733

Regulatory liabilities:
Deferred gas costs	$—	$39,097
Regulatory cost of removal obligation	254,702	111,232
Deferred income taxes, net	1,962	1,962
Other	4,192	—

	$260,856	$152,291

(1)	Fully amortized by December 2004.

      Currently authorized rates do not include a return on our merger and integration costs; however, we recover the amortization of these costs. Merger and integration costs, net, are generally amortized on a straight-line basis over estimated useful lives ranging up to 20 years. Certain environmental costs have been deferred to future rate filings in accordance with rulings received from various regulatory commissions.

Comprehensive Income

      The following table presents the components of comprehensive income, net of related tax, for the three-month periods ended December 31, 2004 and 2003:

	Three Months Ended
	December 31

	2004	2003

	(In thousands)
Net income	$59,599	$29,541
Unrealized holding gains on investments, net of tax expense of $649 and $382	1,057	625
Net unrealized losses on commodity hedging transactions, net of tax benefit of $7,912	(12,908)	—
Net unrealized losses on interest rate hedging transactions, net of tax benefit of $3,245	(5,296)	—

Comprehensive income	$42,452	$30,166

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accumulated other comprehensive loss, net of tax, as of December 31, 2004 and September 30, 2004 consisted of the following unrealized gains (losses):

	December 31,	September 30,
	2004	2004

	(In thousands)
Accumulated other comprehensive income (loss):
Unrealized holding gains (losses) on investments	$213	$(844)
Treasury lock agreements	(26,564)	(21,268)
Cash flow hedges	(5,325)	7,583

	$(31,676)	$(14,529)

Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised), Share-Based Payment. This standard revises SFAS 123, Accounting for Stock-Based Compensation and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. Under SFAS 123 (R), public companies will be required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. SFAS 123 (R) will become effective for the Company on a prospective basis during the fourth quarter of fiscal 2005. Upon adoption, we will recognize compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. The standard also permits us to restate prior period information on a basis consistent with the calculations used for our pro forma stock compensation disclosure. We are currently assessing the impact of this standard and whether we will restate prior period information.

3.     TXU Gas Acquisition

      On October 1, 2004, we completed our acquisition of the natural gas distribution and pipeline operations of TXU Gas Company (TXU Gas). The purchase was accounted for as an asset purchase. The TXU Gas operations we acquired are regulated businesses engaged in the purchase, transmission, storage, distribution and sale of natural gas in the north-central, eastern and western parts of Texas. Through these newly acquired operations, we provide gas distribution services to approximately 1.5 million residential and business customers in Texas, including the Dallas/ Fort Worth metropolitan area. We also now own and operate a system consisting of 6,162 miles of gas transmission and gathering lines and five underground storage reservoirs in Texas.

      The purchase price for the TXU Gas acquisition was approximately $1.905 billion (after preliminary closing adjustments and before transaction costs and expenses), which we paid in cash. We acquired approximately $121 million of working capital of TXU Gas and did not assume any indebtedness of TXU Gas in connection with the acquisition. TXU Gas retained certain assets and provided for the repayment of all of its indebtedness and redeemed all of its preferred stock prior to closing and retained and agreed to pay certain other liabilities under the terms of the acquisition agreement. The purchase price is subject to adjustment for the actual amount of working capital we acquired and other specified matters. We anticipate that the working capital settlement will be finalized during the second quarter of fiscal 2005.

      We funded the purchase price for the TXU Gas acquisition with approximately $235.7 million in net proceeds from our offering of 9,939,393 shares of common stock, which we completed on July 19, 2004, and approximately $1.7 billion in net proceeds from our issuance on October 1, 2004 of commercial paper

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

backstopped by a senior unsecured revolving credit agreement, which we entered into on September 24, 2004 for bridge financing for the TXU Gas acquisition. In October 2004, we paid off the outstanding commercial paper used to fund the acquisition through the issuance of senior unsecured notes on October 22, 2004, which generated net proceeds of approximately $1.39 billion, and the sale of 16.1 million shares of common stock on October 27, 2004, which generated net proceeds of $382.0 million.

      The following table summarizes the fair values of the assets acquired and liabilities assumed on October 1, 2004, in thousands:

Cash purchase price	$1,904,877
Transaction costs and expenses	7,655

Total purchase price	$1,912,532

Net property, plant and equipment	$1,472,295
Accounts receivable	81,035
Gas stored underground	141,664
Other current assets	19,089
Goodwill	464,963
Deferred charges and other assets	41,634
Accounts payable and accrued liabilities	(43,216)
Other current liabilities	(88,939)
Regulatory cost of removal obligation	(138,991)
Deferred income taxes	10,993
Deferred credits and other liabilities	(47,995)

Total	$1,912,532

      The sale of TXU Gas’s assets was held through a competitive bid process. We believe the resulting goodwill is recoverable given the expected synergies we can achieve as a result of the TXU Gas acquisition. To that end, the TXU Gas acquisition significantly expands our existing utility operations in Texas. The North Texas operations of TXU Gas bridge our geographic operations between our existing utility operations in West Texas and Louisiana. TXU Gas’s headquarters and service area are centered in Dallas, Texas, which is also the location of our corporate headquarters. Further, the addition of the regulated pipelines and storage operations in North Texas may create additional gas marketing and other opportunities for our non-regulated subsidiaries, which include gas marketing and storage operations. The goodwill generated in the acquisition is deductible for tax purposes.

      Our allocation of the purchase price is preliminary and is subject to change due to the pending completion of the working capital settlement and our continuing review of the acquired assets and liabilities. The amount currently allocated to property, plant and equipment represents our estimate of the fair value of the assets acquired. We have based that estimate on the amount we believe will ultimately be approved as rate base for rate setting purposes.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below reflects the unaudited pro forma results of the Company and TXU Gas for the three months ended December 31, 2003 as if the acquisition and related financing had taken place at the beginning of fiscal 2004 (in thousands, except per share data):

Three Months Ended
December 31, 2003

Operating revenue	$1,111,510
Net income	43,384
Net income per diluted share	$0.56

4.	Goodwill and Intangible Assets

      Goodwill and intangible assets are comprised of the following as of December 31, 2004 and September 30, 2004.

	December 31,	September 30,
	2004	2004

	(In thousands)
Goodwill	$699,075	$234,112
Intangible assets	3,963	4,160

Total	$703,038	$238,272

      The following presents our goodwill balance allocated by segment and changes in our balance for the three months ended December 31, 2004:

		Natural Gas	Pipeline and	Other
	Utility	Marketing	Storage	Non-Utility
	Segment	Segment	Segment	Segment	Total

			(In thousands)
Balance as of September 30, 2004	$199,400	$24,282	$—	$10,430	$234,112
Intersegment transfer of assets(1)	—	—	10,430	(10,430)	—
TXU Gas acquisition (Note 3)	331,557	—	133,406	—	464,963

Balance as of December 31, 2004	$530,957	$24,282	$143,836	$—	$699,075

(1)	Effective October 1, 2004, we created the pipeline and storage segment which reflects the regulated pipeline and storage operations of the Atmos Pipeline — Texas Division and the nonregulated pipeline and storage operations of Atmos Pipeline and Storage, LLC, which was previously included in our other nonutility segment. Accordingly, goodwill allocable to Atmos Pipeline and Storage, LLC was transferred to the pipeline and storage segment.

5.	Derivative Instruments and Hedging Activities

      We conduct risk management activities through both our utility and natural gas marketing segments. We record our derivatives as a component of risk management assets and liabilities, which are classified as current or noncurrent other assets or liabilities based upon the anticipated settlement date of the underlying derivative. Our determination of the fair value of these derivative financial instruments reflects the estimated amounts that we would receive or pay to terminate or close the contracts at the reporting date, taking into account the current unrealized gains and losses on open contracts. In our determination of fair value, we consider various factors, including closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows the fair values of our risk management assets and liabilities by segment at December 31, 2004 and September 30, 2004:

		Natural Gas
	Utility	Marketing	Total

	(In thousands)
December 31, 2004:
Assets from risk management activities, current	$755	$12,068	$12,823
Assets from risk management activities, noncurrent	—	—	—
Liabilities from risk management activities, current	(10,167)	(6,002)	(16,169)
Liabilities from risk management activities, noncurrent	—	(852)	(852)

Net assets (liabilities)	$(9,412)	$5,214	$(4,198)

September 30, 2004:
Assets from risk management activities, current	$25,692	$18,748	$44,440
Assets from risk management activities, noncurrent	—	562	562
Liabilities from risk management activities, current	(34,304)	(5,154)	(39,458)
Liabilities from risk management activities, noncurrent	—	(1,138)	(1,138)

Net assets (liabilities)	$(8,612)	$13,018	$4,406

Utility Hedging Activities

      We use a combination of storage, fixed physical contracts and fixed financial contracts to partially insulate us and our customers against gas price volatility during the winter heating season. Because the gains or losses of financial derivatives used in our utility segment will ultimately be recovered through our rates, current period changes in the assets and liabilities from these risk management activities are recorded as a component of deferred gas costs in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation. Accordingly, there is no earnings impact to our utility segment as a result of the use of financial derivatives. For the 2004-2005 heating season, we have hedged approximately 50 percent of our anticipated winter flowing gas requirements at a weighted average cost of approximately $6.22 per Mcf. Our utility hedging activities also include the cost of our Treasury lock agreements which are described in further detail below.

Nonutility Hedging Activities

      AEM manages its exposure to the risk of natural gas price changes through a combination of storage and financial derivatives, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. Our financial derivative activities include fair value hedges to offset changes in the fair value of our natural gas inventory and cash flow hedges to offset anticipated purchases and sales of gas in the future.

      Effective April 1, 2004, we elected to treat our fixed-price forward contracts as normal purchases and sales and ceased marking these contracts to market. As a result, unrealized gains and losses on these open derivative contracts are now recorded as a component of accumulated other comprehensive income and are recognized in earnings as a component of revenue when the hedged volumes are sold.

      For the three months ended December 31, 2004, the change in the deferred hedging position in accumulated other comprehensive income from an unrealized gain as of September 30, 2004 to an unrealized loss as of December 31, 2004 was attributable to increases in future commodity prices relative to the commodity prices stipulated in the derivative contracts, and the recognition of $4.3 million in net deferred hedge gains in net income when the derivatives matured according to their terms. The net deferred hedge loss associated with open cash flow hedges remains subject to market price fluctuations until the positions are

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

either settled under the terms of the hedge contracts or terminated prior to settlement. Substantially all of the deferred hedging position as of December 31, 2004 is expected to be recognized in net income during fiscal 2005.

      Under our risk management policies, we seek to match our financial derivative positions to our physical storage positions as well as our expected current and future sales and purchase obligations to maintain no open positions at the end of each trading day. The determination of our net open position as of any day, however, requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. We can also be affected by intraday fluctuations of gas prices, since the price of natural gas purchased or sold for future delivery earlier in the day may not be hedged until later in the day. At times, limited net open positions related to our existing and anticipated commitments may occur. At the close of business on December 31, 2004, AEH had a net open position (including existing storage) of 0.3 Bcf.

Treasury Activities

      During fiscal 2004, we entered into four Treasury lock agreements to fix the Treasury yield component of the interest cost of financing associated with the anticipated issuance of $875 million of long-term debt subsequent to September 30, 2004. This long-term debt was issued on October 22, 2004 and was used to repay a portion of the commercial paper used to fund the TXU Gas acquisition, as described in Note 3. We designated these Treasury lock agreements as cash flow hedges of an anticipated transaction. These Treasury lock agreements were settled in October 2004 with a net $43.8 million payment to the counterparties. This amount will remain in accumulated other comprehensive income and will be recognized as a component of interest expense over the next ten years. During the first quarter of fiscal 2005, we recognized approximately $0.9 million of this obligation as a component of interest expense.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Debt

Long-Term Debt

      Long-term debt at December 31, 2004 and September 30, 2004 consisted of the following:

	December 31,	September 30,
	2004	2004

	(In thousands)
Unsecured floating rate Senior Notes, due 2007	$300,000	$—
Unsecured 4.00% Senior Notes, due 2009	400,000	—
Unsecured 7.375% Senior Notes, due 2011	350,000	350,000
Unsecured 10% Notes, due 2011	2,303	2,303
Unsecured 5.125% Senior Notes, due 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	—
Unsecured 5.95% Senior Notes, due 2034	200,000	—
Medium term notes
Series A, 1995-2, 6.27%, due 2010	10,000	10,000
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
First Mortgage Bonds
Series J, 9.40% due 2021	17,000	17,000
Series P, 10.43% due 2013	10,000	11,250
Series Q, 9.75% due 2020	16,000	16,000
Series T, 9.32% due 2021	18,000	18,000
Series U, 8.77% due 2022	20,000	20,000
Series V, 7.50% due 2007	2,500	4,167
Other term notes due in installments through 2013	9,374	9,830

Total long-term debt	2,265,177	868,550
Less:
Original issue discount on unsecured senior notes and debentures	(4,107)	(1,331)
Current maturities	(5,897)	(5,908)

	$2,255,173	$861,311

      Our unsecured floating rate debt bears interest at a rate equal to the three-month LIBOR rate plus 0.375 percent per year. At December 31, 2004, the interest rate on our floating rate debt was 2.465 percent.

Short-Term Debt

      At December 31, 2004, short-term debt consisted of $15.0 million of commercial paper and $13.8 million outstanding under our bank credit facilities. At September 30, 2004, there were no short-term amounts outstanding under our commercial paper program or bank credit facilities.

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

Committed Credit Facilities

      As of December 31, 2004, we had two short-term committed credit facilities totaling $618.0 million, one of which is an unsecured facility for $600.0 million that bears interest at the Eurodollar rate plus 0.625 percent and serves as a backup liquidity facility for our $600.0 million commercial paper program. At December 31, 2004, $15.0 million of commercial paper was outstanding. We entered into this facility on October 22, 2004 to replace our $350.0 million credit facility that served as the backup liquidity facility for our $350.0 million commercial paper program.

      We have a second unsecured facility in place for $18.0 million that bears interest at the Fed Funds rate plus 0.5 percent and is used for working-capital purposes. At December 31, 2004, we had borrowed $13.8 million under this credit facility.

      The availability of funds under our credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently meet. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in our $600.0 million credit facility to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. The total debt to total capitalization ratio is calculated quarterly and up to $200.0 million in short-term debt may be excluded from the defined capitalization ratio only for the three months ended December 31, 2004. At December 31, 2004, our total-debt-to-total-capitalization ratio, as defined, was 61 percent. Pursuant to the terms of the credit facility, we excluded $28.8 million of short-term debt from the calculation of our total-debt-to-total-capitalization ratio as of December 31, 2004. In addition, both the interest margin over the Eurodollar rate and the fee that we pay on unused amounts under our $600.0 million credit facility are subject to adjustment depending upon our credit ratings.

Uncommitted Credit Facilities

      AEM has a $250.0 million uncommitted-demand working capital credit facility that bears interest at the Eurodollar rate plus 2.5 percent and expires on March 31, 2005. This facility is guaranteed by AEH. At December 31, 2004, no amounts were outstanding under this credit facility. However, at December 31, 2004, AEM letters of credit totaling $117.2 million had been issued under the facility and reduce the amount available that can be borrowed. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility was $32.8 million at December 31, 2004. Finally, this line of credit is collateralized by a blocked account maintained at AEM whereby collections from customers are deposited into the account and AEM withdraws funds from the account through an established approval process.

      Atmos Energy Corporation also has an unsecured short-term uncommitted credit line for $25.0 million that is used for working-capital and letter-of-credit purposes. There were no borrowings under this uncommitted credit facility at December 31, 2004, but Atmos Energy Corporation (AEC) letters of credit reduced the amount available by $4.1 million. This uncommitted line is renewed or renegotiated at least annually with varying terms, and we pay no fee for the availability of the line. Borrowings under this line are made on a when- and as-available basis at the discretion of the bank.

      In addition, AEM has a $100.0 million intercompany credit facility with AEC through AEH for its nonutility business which bears interest at the Eurodollar rate plus 2.75 percent. Any outstanding amounts under this facility are subordinated to AEM’s $250.0 million uncommitted-demand credit facility described

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

above. This facility is used to supplement AEM’s $250.0 million credit facility and has been approved by our state regulators through December 31, 2005. At December 31, 2004, $15.0 million was outstanding under this facility and is eliminated in consolidation.

Debt Covenants

      In addition to the 70 percent limit on our total debt-to-capitalization ratio imposed by our committed credit facilities, most of the First Mortgage Bonds contain provisions that allow us to prepay the outstanding balance in whole at any time, subject to a prepayment premium. The First Mortgage Bonds provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after December 31, 1988 may not exceed the sum of accumulated net income for periods after December 31, 1988 plus $15.0 million. At December 31, 2004 approximately $138.7 million of retained earnings was unrestricted with respect to the payment of dividends.

      We were in compliance with all of our debt covenants as of December 31, 2004. If we do not comply with our debt covenants, we may be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions. Our two public debt indentures relating to our senior notes and debentures, as well as our $600.0 million revolving credit agreement, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. In addition, AEM’s credit agreement contains a cross-default provision whereby AEM would be in default if it defaults on any other financial obligation, as defined, by at least $250 thousand. Additionally, this agreement contains a provision that would limit the amount of credit available if Atmos is downgraded below an S&P rating of BBB and a Moody’s rating of Baa2.

      Except as described above, we have no triggering events in our debt instruments that are tied to changes in specified credit ratings or stock price, nor have we entered into any transactions that would require us to issue equity based on our credit rating or other triggering events.

7.	Public Offering

      On October 27, 2004, we completed the public offering of 16,100,000 shares of our common stock including the underwriters’ exercise of their overallotment option of 2,100,000 shares. The offering was priced at $24.75 and generated net proceeds of approximately $382.0 million. We used the net proceeds from this offering, together with net proceeds of $235.7 million from a public offering we conducted in July 2004 and $1.39 billion received from the issuance of senior unsecured notes to pay off the $1.7 billion in outstanding commercial paper described in Note 3 and fund the remainder of the purchase price for the TXU Gas acquisition.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings Per Share

      Basic and diluted earnings per share at December 31 are calculated as follows:

	For the Three Months
	Ended December 31

	2004	2003

	(In thousands)
Net income	$59,599	$29,541

Denominator for basic income per share — weighted average common shares	75,306	51,483
Effect of dilutive securities:
Restricted and other shares	275	132
Stock options	144	246

Denominator for diluted income per share — weighted average common shares	75,725	51,861

Income per share — basic	$0.79	$0.57

Income per share — diluted	$0.79	$0.57

      There were no out-of-the-money options excluded from the computation of diluted earnings per share for the three months ended December 31, 2004. There were 240,118 out-of-the-money options excluded from the computation of diluted earnings per share for the three months ended December 31, 2003 as their exercise price was greater than the average market price of the common stock.

9.	Interim Pension and Other Post Retirement Benefit Plan Information

      The components of our net periodic pension cost for our pension and other post-retirement benefit plans for the three months ended December 31, 2004 and 2003 are presented below. All of these costs are recoverable through our gas utility rates; however, a portion of these costs is capitalized into our utility rate base. The remaining costs are recorded as a component of operation and maintenance expense. The amounts for the three months ended December 31, 2003 do not reflect the impact of the Medicare Prescription Drug,

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Improvement and Modernization Act of 2003 (the Act) as we recognized the impact of the Act beginning in the second quarter of fiscal 2004.

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

	(In thousands)
Components of net periodic pension cost:
Service cost	$3,136	$2,433	$2,478	$1,725
Interest cost	6,017	6,004	2,366	2,103
Expected return on assets	(6,885)	(7,524)	(518)	(335)
Amortization of transition asset	1	24	378	378
Amortization of prior service cost	(2)	(2)	96	96
Amortization of actuarial loss	1,891	2,018	151	635

Net periodic pension cost	$4,158	$2,953	$4,951	$4,602

Actuarial assumptions used to develop net periodic pension cost:
Discount rate	6.25%	6.00%	6.25%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.75%	9.00%	5.30%	5.30%

      We did not contribute to our pension plans during the three months ended December 31, 2004. We are not required to make a minimum funding contribution during fiscal 2005 nor do we anticipate making any voluntary contributions during fiscal 2005. During the three months ended December 31, 2004, we contributed $2.4 million to our other post-retirement plans and we expect to contribute $11.7 million to these plans during fiscal 2005.

10.	Commitments and Contingencies

Litigation and Environmental Matters

      We are involved in litigation and environmental matters and claims that arise out of our ordinary business. While the results of such litigation, the ultimate results of response actions to our environmental matters and claims cannot be predicted with certainty, we believe the final outcome of such litigation, response actions and claims will not have a material adverse effect on our financial condition, results of operations or net cash flows.

      We were the plaintiff in a case styled Energas Company, a Division of Atmos Energy Corporation v. ONEOK Energy Marketing and Trading Company, L.P., ONEOK Westex Transmission, Inc., and ONEOK Energy Marketing and Trading Company II, filed in December 2001, in the 72nd Judicial District in the District Court of Lubbock County, Texas. This case was filed to recover damages resulting from various claims involving the sale, measurement, transportation and balancing of natural gas. This case and all related claims have been settled. The settlement did not have a material effect on our financial condition, results of operations or net cash flows.

      During the three months ended December 31, 2004, there were no other material changes in the status of the litigation and environmental matters that were disclosed in Note 13 to our annual report on Form 10-K for the year ended September 30, 2004. However, with the acquisition of the natural gas distribution and pipeline operations of TXU Gas Company on October 1, 2004, we assumed responsibility for certain litigation and claims that arose in the ordinary course of the business of TXU Gas Company. We believe the final outcome

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of such litigation and claims will not have a material adverse effect on our financial condition, results of operations or net cash flows.

Purchase Commitments

      AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At December 31, 2004, AEM is committed to purchase 43.3 Bcf within one year and 3.2 Bcf within one to three years under indexed contracts. AEM is committed to purchase 1.0 Bcf within one year under fixed price contracts with prices ranging from $5.24 to $8.91. Purchases under these contracts totaled $360.1 million and $296.7 million for the three months ended December 31, 2004 and 2003.

      Our historical utility operations maintain supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of the individual contract.

      Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in this service area which obligate it to purchase specified volumes at market prices. The estimated commitments under these contracts as of December 31, 2004 are as follows (in thousands):

2005	$386,293
2006	117,507
2007	19,999
2008	10,717
2009	8,532
Thereafter	32,442

$575,490

Other

      In January 2005, we signed a letter of intent with a third party to jointly construct, own and operate a 45-mile large diameter natural gas pipeline in the northern portion of the Dallas/ Fort Worth Metroplex. Under terms of the letter of intent, the third party will provide the initial capital to build the pipeline and we will contribute up to $42.5 million within two years of signing of a definitive agreement. The pipeline is expected to be in service by December 2005.

11.	Concentration of Credit Risk

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

      AEM’s estimated credit exposure is monitored in terms of the percentage of its customers that are rated as investment grade versus non-investment grade. Credit exposure is defined as the total of (1) accounts receivable, (2) delivered, but unbilled physical sales and (3) mark-to-market exposure for sales and purchases. Investment grade determinations are set internally by the credit department, but are primarily based on external ratings provided by Moody’s Investor Service Inc. and/or Standard & Poor’s Rating Service, a Division of the McGraw-Hill Companies, Inc. For non-rated entities, the default rating for municipalities is investment grade, while the default rating for non-guaranteed industrials and commercials is non-investment grade. The table below shows the percentages related to the investment ratings as of December 31, 2004 and September 30, 2004. As indicated below, a majority of AEM’s customers are rated as investment grade.

	December 31,	September 30,
	2004	2004

Investment grade	57%	55%
Non-investment grade	43%	45%

Total	100%	100%

      The following table presents our derivative counterparty credit exposure by operating segment based upon the unrealized fair value of our derivative contracts that represent assets as of December 31, 2004. Investment grade counterparties have minimum credit ratings of BBB-, assigned by Standard & Poor’s Rating Group; or Baa3, assigned by Moody’s Investor Service. Non-investment grade counterparties are composed of counterparties that are below investment grade or that have not been assigned an internal investment grade rating due to the short-term nature of the contracts associated with that counterparty. This category is composed of numerous smaller counterparties, none of which is individually significant.

	At December 31, 2004

		Natural Gas
	Utility	Marketing
	Segment(1)	Segment	Consolidated

	(In thousands)
Investment grade counterparties	$755	$11,911	$12,666
Non-investment grade counterparties	—	157	157

	$755	$12,068	$12,823

(1)	Counterparty risk for our utility segment is minimized because hedging gains and losses are passed through to our customers.

12.	Segment Information

      Atmos Energy Corporation and its subsidiaries are engaged primarily in the natural gas utility business as well as certain nonutility businesses. We distribute natural gas through sales and transportation arrangements to approximately 3.2 million residential, commercial, public authority and industrial customers through our seven regulated utility divisions, which cover service areas located in 12 states. In addition, we transport natural gas for others through our distribution system.

      Through our nonutility businesses we provide natural gas management and marketing services to industrial customers, municipalities and other local distribution companies located in 18 states. Additionally, we provide natural gas transportation and storage services to certain of our utility operations and to third parties.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our operations are divided into four segments:

•	the utility segment, which includes our regulated natural gas distribution and sales operations,

•	the natural gas marketing segment, which includes a variety of natural gas management services,

•	the pipeline and storage segment, which includes our regulated and nonregulated natural gas transmission and storage services and

•	the other nonutility segment, which includes all of our other nonutility operations.

      Effective October 1, 2004, we created the pipeline and storage segment which reflects the regulated pipeline and storage operations of the Atmos Pipeline — Texas Division and the nonregulated pipeline and storage operations of Atmos Pipeline and Storage, L.L.C, which was previously included in our other nonutility segment. Segment information for all prior year periods has been restated to reflect our new organizational structure.

      Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. Although our utility segment operations are geographically dispersed, they are reported as a single segment as each utility division has similar economic characteristics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in our annual report on Form 10-K for the fiscal year ended September 30, 2004. We evaluate performance based on net income or loss of the respective operating units. Summarized income statements by segment are shown in the following tables.

	For the Three Months Ended December 31, 2004

		Natural Gas	Pipeline	Other
	Utility	Marketing	and Storage	Nonutility	Eliminations	Consolidated

	(In thousands)
Operating revenues from external parties	$913,406	$432,910	$21,752	$556	$—	$1,368,624
Intersegment revenues	275	60,891	21,938	803	(83,907)	—

	913,681	493,801	43,690	1,359	(83,907)	1,368,624
Purchased gas cost	656,370	466,957	3,872	—	(83,027)	1,044,172

Gross profit	257,311	26,844	39,818	1,359	(880)	324,452
Operating expenses	172,224	3,859	19,471	1,154	(930)	195,778

Operating income	85,087	22,985	20,347	205	50	128,674
Miscellaneous income (expense)	972	246	315	593	(1,741)	385
Interest charges	27,259	401	6,171	402	(1,691)	32,542

Income before income taxes	58,800	22,830	14,491	396	—	96,517
Income tax expense	21,777	9,568	5,407	166	—	36,918

Net income	$37,023	$13,262	$9,084	$230	$—	$59,599

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended December 31, 2003

		Natural Gas	Pipeline	Other
	Utility	Marketing	and Storage	Nonutility	Eliminations	Consolidated

	(In thousands)
Operating revenues from external parties	$460,209	$301,424	$1,369	$614	$—	$763,616
Intersegment revenues	279	72,405	1,550	95	(74,329)	—

	460,488	373,829	2,919	709	(74,329)	763,616
Purchased gas cost	322,064	356,331	327	—	(74,159)	604,563

Gross profit	138,424	17,498	2,592	709	(170)	159,053
Operating expenses	89,046	4,288	1,530	818	(170)	95,512

Operating income (loss)	49,378	13,210	1,062	(109)	—	63,541
Miscellaneous income (expense)	1,067	123	6	1,189	(1,178)	1,207
Interest charges	17,060	792	211	450	(1,178)	17,335

Income before income taxes	33,385	12,541	857	630	—	47,413
Income tax expense	12,274	5,005	342	251	—	17,872

Net income	$21,111	$7,536	$515	$379	$—	$29,541

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Balance sheet information at December 31, 2004 and September 30, 2004 by segment is presented in the following tables:

	At December 31, 2004

		Natural	Pipeline
		Gas	and	Other
	Utility	Marketing	Storage	Nonutility	Eliminations	Consolidated

	(In thousands)
ASSETS
Property, plant and equipment, net	$2,790,193	$7,711	$423,796	$1,443	$—	$3,223,143
Investment in subsidiaries	173,967	(1,662)	—	—	(172,305)	—
Current assets
Cash and cash equivalents	5,594	19,053	—	515	—	25,162
Assets from risk management activities	755	15,161	—	—	(3,093)	12,823
Other current assets	862,819	283,166	58,526	18,913	(53,176)	1,170,248
Intercompany receivables	501,326	—	—	30,894	(532,220)	—

Total current assets	1,370,494	317,380	58,526	50,322	(588,489)	1,208,233
Intangible assets	—	3,963	—	—	—	3,963
Goodwill	530,957	24,282	143,836	—	—	699,075
Noncurrent assets from risk management activities	—	—	—	—	—	—
Deferred charges and other assets	241,080	1,610	6,882	22,119	(9)	271,682

	$5,106,691	$353,284	$633,040	$73,884	$(760,803)	$5,406,096

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$1,539,078	$96,903	$44,410	$32,654	$(173,967)	$1,539,078
Long-term debt	2,247,779	—	—	7,394	—	2,255,173

Total capitalization	3,786,857	96,903	44,410	40,048	(173,967)	3,794,251
Current liabilities
Current maturities of long-term debt	3,917	—	—	1,980	—	5,897
Short-term debt	28,797	—	—	15,000	(15,000)	28,797
Liabilities from risk management activities	10,167	11,103	—	—	(5,101)	16,169
Other current liabilities	653,134	215,587	78,514	7,539	(34,410)	920,364
Intercompany payables	—	33,260	498,960	—	(532,220)	—

Total current liabilities	696,015	259,950	577,474	24,519	(586,731)	971,227
Deferred income taxes	203,680	(11,271)	6,324	1,977	27	200,737
Noncurrent liabilities from risk management activities	—	984	—	—	(132)	852
Regulatory cost of removal obligation	241,986	—	—	—	—	241,986
Deferred credits and other liabilities	178,153	6,718	4,832	7,340	—	197,043

	$5,106,691	$353,284	$633,040	$73,884	$(760,803)	$5,406,096

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At September 30, 2004

		Natural	Pipeline
		Gas	and	Other
	Utility	Marketing	Storage	Nonutility	Eliminations	Consolidated

	(In thousands)
ASSETS
Property, plant and equipment, net	$1,669,304	$7,875	$43,784	$1,558	$—	$1,722,521
Investment in subsidiaries	164,300	(1,484)	—	—	(162,816)	—
Current assets
Cash and cash equivalents	182,846	18,734	—	352	—	201,932
Assets from risk management activities	25,692	24,412	—	—	(5,664)	44,440
Other current assets	253,829	170,363	13,473	18,815	(25,740)	430,740
Intercompany receivables	1,995	—	—	16,079	(18,074)	—

Total current assets	464,362	213,509	13,473	35,246	(49,478)	677,112
Intangible assets	—	4,160	—	—	—	4,160
Goodwill	199,400	24,282	10,430	—	—	234,112
Noncurrent assets from risk management activities	—	734	—	—	(172)	562
Deferred charges and other assets	207,019	1,661	25	22,711	—	231,416

	$2,704,385	$250,737	$67,712	$59,515	$(212,466)	$2,869,883

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$1,133,459	$103,376	$28,499	$32,425	$(164,300)	$1,133,459
Long-term debt	853,472	—	—	7,839	—	861,311

Total capitalization	1,986,931	103,376	28,499	40,264	(164,300)	1,994,770
Current liabilities
Current maturities of long-term debt	3,917	—	—	1,991	—	5,908
Short-term debt	—	—	—	—	—	—
Liabilities from risk management activities	34,304	11,407	—	—	(6,253)	39,458
Other current liabilities	236,257	124,577	24,014	7,558	(23,304)	369,102
Intercompany payables	—	9,906	8,168	—	(18,074)	—

Total current liabilities	274,478	145,890	32,182	9,549	(47,631)	414,468
Deferred income taxes	208,325	(3,360)	6,961	1,977	27	213,930
Noncurrent liabilities from risk management activities	—	1,700	—	—	(562)	1,138
Regulatory cost of removal obligation	103,579	—	—	—	—	103,579
Deferred credits and other liabilities	131,072	3,131	70	7,725	—	141,998

	$2,704,385	$250,737	$67,712	$59,515	$(212,466)	$2,869,883

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Atmos Energy Corporation

      We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation as of December 31, 2004, and the related condensed consolidated statements of income for the three-month periods ended December 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the three-month periods ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

      We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Atmos Energy Corporation as of September 30, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated November 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

Dallas, Texas

February 7, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2004.

Cautionary Statement for the Purposes of the Safe Harbor Under the Private Securities Litigation Reform Act of 1995

      The statements contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company’s documents or oral presentations, the words “anticipate”, “believe”, “expect”, “estimate”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company’s strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: adverse weather conditions, such as warmer than normal weather in the Company’s utility service territories or colder than normal weather that could adversely affect our natural gas marketing activities; regulatory trends and decisions, including deregulation initiatives and the impact of rate proceedings before various state regulatory commissions; market risks beyond our control affecting our risk management activities including market liquidity, commodity price volatility and counterparty creditworthiness; national, regional and local economic conditions; the Company’s ability to continue to access the capital markets; the effects of inflation and changes in the availability and prices of natural gas, including the volatility of natural gas prices; increased competition from energy suppliers and alternative forms of energy; risks relating to the acquisition of the TXU Gas operations, including without limitation, the Company’s increased indebtedness resulting from the acquisition and the successful integration of the TXU Gas operations; and other uncertainties discussed herein, all of which are difficult to predict and many of which are beyond the control of the Company. A discussion of these risks and uncertainties may be found in the Company’s Form 10-K for the year ended September 30, 2004. Accordingly, while the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, the Company undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

Overview

      Atmos Energy Corporation and its subsidiaries are engaged primarily in the natural gas utility business as well as certain other natural gas nonutility businesses. We distribute natural gas through sales and transportation arrangements to approximately 3.2 million residential, commercial, public-authority and industrial customers through our seven regulated utility divisions, which cover service areas located in 12 states. In addition, we transport natural gas for others through our distribution system.

      Through our nonutility businesses we provide natural gas management and marketing services to industrial customers, municipalities and other local distribution companies located in 18 states. Additionally, we provide natural gas transportation and storage services to certain of our utility operations and to third parties.

      Our operations are divided into four segments:

•	the utility segment, which includes our regulated natural gas distribution and sales operations,

•	the natural gas marketing segment, which includes a variety of natural gas management services,

•	the pipeline and storage segment, which includes our regulated and nonregulated natural gas transmission and storage services and

•	the other nonutility segment, which includes all of our other nonutility operations.

      The first quarter of fiscal 2005 was highlighted by our acquisition of the natural gas distribution and pipeline operations of TXU Gas Company (TXU Gas). The TXU Gas operations we acquired are regulated businesses engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas. Through these newly acquired operations, we provide gas distribution services to approximately 1.5 million residential and business customers in Texas, including the Dallas/ Fort Worth metropolitan area. We also now own and operate a system consisting of 6,162 miles of gas transmission and gathering lines and five underground storage reservoirs in Texas.

      The purchase price for the TXU Gas acquisition was approximately $1.905 billion, before transaction costs and expenses, which we paid in cash. We funded the purchase price for the TXU Gas acquisition with approximately $235.7 million in net proceeds from our offering of 9,939,393 shares of common stock, which we completed on July 19, 2004, and approximately $1.7 billion in net proceeds from our issuance on October 1, 2004 of commercial paper backstopped by a senior unsecured revolving credit agreement, which we entered into on September 24, 2004 for bridge financing for the TXU Gas acquisition. In October 2004, we paid off the outstanding commercial paper used to fund the acquisition through the issuance of senior unsecured notes on October 22, 2004, which generated net proceeds of approximately $1.39 billion and the sale of 16.1 million shares of common stock on October 27, 2004, which generated net proceeds of approximately $382.0 million.

      As a result of the acquisition, effective October 1, 2004, we created the pipeline and storage segment which reflects the regulated pipeline and storage operations of the Atmos Pipeline — Texas Division and the nonregulated pipeline and storage operations of Atmos Pipeline and Storage, LLC, which was previously included in our other nonutility segment.

      The TXU Gas acquisition essentially doubled the size of the Company. The following table presents selected financial information for the Mid-Tex Division and Atmos Pipeline – Texas Division operations for the three months ended December 31, 2004:

	Mid-Tex	Atmos Pipeline —
	Division	Texas Division

	(In thousands,
	unless otherwise noted)
Operating revenues	$402,248	$38,514
Gross profit	113,959	34,867
Operating expenses	75,411	18,477
Operating income	38,548	16,390
Miscellaneous income	410	114
Interest charges	11,440	5,767
Income tax expense	10,085	3,834
Net income	$17,433	$6,903

Utility sales volumes — MMcf	40,150	NA
Utility transportation volumes — MMcf	11,799	NA

Total utility throughput — MMcf	51,949	NA

Pipeline transportation volumes — MMcf	NA	72,753

Heating Degree Days — Percent of Normal	78%	NA

      The impact of the TXU Gas acquisition, combined with continued strong performance in our natural gas marketing segment contributed to the following financial results during the first quarter of fiscal 2005:

•	Our utility segment net income increased $15.9 million. The increase reflects the impact of the Mid-Tex operations ($17.4 million) and the effect of rate increases in our West Texas and Mississippi jurisdictions that were not in effect during the first quarter of fiscal 2004, partially offset by an increase in interest expense attributable to an increase in our debt balances to fund the TXU Gas acquisition.

•	Our natural gas marketing segment net income increased $5.7 million during the three months ended December 31, 2004 compared with the three months ended December 31, 2003. The increase in natural gas marketing net income primarily reflects favorable results from the management of our storage portfolio coupled with a favorable movement in the forward indices used to value our storage financial instruments.

•	Our pipeline and storage segment contributed $9.1 million in net income for the quarter ended December 31, 2004 compared with $0.5 million for the quarter ended December 31, 2003, primarily reflecting the acquisition of the Atmos Pipeline — Division ($6.9 million).

•	Our total debt to capitalization ratio at December 31, 2004 was 59.8 percent compared with 43.3 percent at September 30, 2004 reflecting the impact of the financing for the TXU Gas acquisition.

•	Operating cash flow provided $67.9 million compared with $11.5 million, reflecting favorable results in net working capital management efforts partially offset by increases in natural gas stored underground and deferred gas costs.

•	Capital expenditures increased to $67.2 million from $45.5 million primarily reflecting the acquisition of the Mid-Tex Division ($23.4 million) and the Atmos Pipeline — Division ($1.1 million).

Critical Accounting Estimates

      Our condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates, including those related to risk management and trading activities, allowance for doubtful accounts, legal and environmental accruals, insurance accruals, pension and postretirement obligations, deferred income taxes and the valuation of goodwill, indefinite-lived intangible assets and other long-lived assets. Our critical accounting estimates are reviewed by the Audit Committee on a quarterly basis. Actual results may differ from estimates.

      Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the year ended September 30, 2004 and include the following:

•	Regulation

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Derivatives and Hedging Activities

•	Impairment Assessments

•	Pension and Other Postretirement Plans

      There have been no significant changes to these critical accounting policies during the three months ended December 31, 2004.

Results of Operations

      The following table presents our financial highlights for the three months ended December 31, 2004 and 2003:

	Three Months Ended
	December 31

	2004	2003

	(In thousands, unless
	otherwise noted)
Operating revenues	$1,368,624	$763,616
Gross profit	324,452	159,053
Operating expenses	195,778	95,512
Operating income	128,674	63,541
Miscellaneous income	385	1,207
Interest charges	32,542	17,335
Income tax expense	36,918	17,872
Net income	$59,599	$29,541

Utility sales volumes — MMcf	90,957	50,681
Utility transportation volumes — MMcf	27,978	17,498

Total utility throughput — MMcf	118,935	68,179

Natural gas marketing sales volumes — MMcf	60,296	58,917

Pipeline transportation volumes — MMcf	72,753	—

Heating Degree Days(1) Actual (weighted average)	988	1,240
Percent of normal	88%	95%

Consolidated utility average transportation revenue per Mcf	$0.58	$0.46
Consolidated utility average cost of gas per Mcf sold	$7.22	$6.35

(1)	Adjusted for service areas that have weather normalized operations.

      The following table shows our operating income by segment for the three-month periods ended December 31, 2004 and 2003. The presentation of our utility operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	For the Three Months Ended December 31

	2004		2003

	Operating	Heating Degree Days	Operating	Heating Degree Days
	Income	Percent of Normal(3)	Income	Percent of Normal(3)

	(In thousands, except degree day information)
Colorado-Kansas	$8,235	99%	$8,238	100%
Kentucky	5,845	94%	6,564	99%
Louisiana	6,333	85%	8,256	90%
Mid-States	11,138	91%	13,871	94%
Mid-Tex(1)	38,548	78%	—	—
Mississippi Valley Gas Company	8,607	89%	8,233	100%
West Texas	5,786	100%	4,666	86%
Other	595	—	(450)	—

Utility segment	85,087	88%	49,378	95%
Natural gas marketing segment	22,985	—	13,210	—
Pipeline and storage segment(2)	20,347	—	1,062	—
Other nonutility segment and other	255	—	(109)	—

Consolidated operating income	$128,674	88%	$63,541	95%

(1)	Operating income for the Mid-Tex Division reflects operating income since October 1, 2004.

(2)	Operating income for the pipeline and storage segment reflects operating income for the Atmos Pipeline — Texas Division since October 1, 2004.

(3)	Adjusted for service areas that have weather normalized operations.

Three Months Ended December 31, 2004 Compared with Three Months Ended December 31, 2003

Utility Segment

      Our utility segment has historically contributed 70 to 85 percent of our consolidated net income. The primary factors that impact the results of our utility operations are seasonal weather patterns, competitive factors in the energy industry and economic conditions in our service areas. Natural gas sales to residential, commercial and public-authority customers are affected by winter heating season requirements. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either lower net income or net losses during the period from April through September of each year. Accordingly, our second fiscal quarter has historically been our most critical earnings quarter with an average of approximately 68 percent of our consolidated net income having been earned in the second quarter during the three most recently completed fiscal years. Additionally, we typically experience higher levels of accounts receivable, accounts payable, gas stored underground and short-term debt balances during the winter heating season due to the seasonal nature of our revenues and the need to purchase and store gas to support these operations. Utility sales to industrial customers are much less weather sensitive. Utility sales to agricultural customers, which typically use natural gas to power irrigation pumps during the period from March through September, are primarily affected by rainfall amounts and the price of natural gas.

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

      The effects of weather that is above or below normal are partially offset through weather normalization adjustments, or WNA, in certain of our service areas. WNA allows us to increase the base rate portion of customers’ bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. As of December 31, 2004, we had, or received regulatory approvals for, WNA in the following service areas for the following periods, which covered approximately 1.1 million meters:

Georgia	October – May
Kansas	October – May
Kentucky	November – April
Mississippi	November – May
Tennessee	November – April
Amarillo, Texas	October – May
West Texas	October – May
Lubbock, Texas	October – May
Virginia(1)	January – December

(1)	Effective beginning in July 2005.

      The Atmos Energy Mid-Tex Division does not have WNA. However, its operations benefit from a rate structure that combines a monthly customer charge with a declining block rate schedule to mitigate the impact of warmer-than-normal weather on revenue. The combination of the monthly customer charge and the customer billing under the first block of the declining block rate schedule provides for the recovery of most of our fixed costs for such operations under most weather conditions.

Operating Income

      Utility gross profit increased to $257.3 million for the three months ended December 31, 2004 from $138.4 million for the three months ended December 31, 2003. Total throughput for our utility business was 118.9 billion cubic feet (Bcf) during the current year compared to 68.2 Bcf in the prior year.

      The increase in utility gross profit margin primarily reflects the impact of the Mid-Tex Division resulting in an increase in utility gross profit margin and total throughput of $114.0 million and 51.9 Bcf. The $4.9 million increase in the gross profit generated from our historical operations primarily reflects rate increases in our Mississippi and West Texas jurisdictions that were absent in the prior year quarter.

      Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes other than income taxes, increased to $172.2 million for the three months ended December 31, 2004 from $89.0 million for the three months ended December 31, 2003. Operation and maintenance expense increased by $44.4 million primarily due to the addition of $40.1 million in operation and maintenance expenses associated with the Mid-Tex Division and higher labor and benefit costs in our historical operations. Taxes other than income taxes increased $22.2 million, primarily due to additional franchise, payroll and property taxes associated with the Mid-Tex assets acquired in October 2004. Franchise and state gross receipts taxes are paid by our customers as a component of their monthly bills; thus, these amounts are offset in revenues through customer billings and have no effect on net income. Depreciation and amortization expense increased $16.6 million, which primarily reflects the inclusion of depreciation associated with the Mid-Tex assets ($15.7 million).

      As a result of the aforementioned factors, our utility segment operating income for the three months ended December 31, 2004 increased to $85.1 million from $49.4 million for the three months ended December 31, 2003.

Interest Charges

      Interest charges allocated to the utility segment for the three months ended December 31, 2004 increased to $27.3 million from $17.1 million for the three months ended December 31, 2003. The increase was attributable to the interest expense associated with the issuance of long-term debt to finance the acquisition of the Mid-Tex Division in October 2004.

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

      We participate in transactions in which we combine the natural gas commodity and transportation costs to minimize our costs incurred to serve our customers. Additionally, we engage in natural gas storage transactions in which we seek to find and profit from the pricing differences that occur over time. We purchase physical natural gas and then sell financial contracts at a price sufficient to cover our carrying costs and provide a gross profit margin. Through the use of transportation and storage services and derivatives, we are able to capture gross profit margin through the arbitrage of pricing differences in various locations and by recognizing pricing differences that occur over time.

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

      Our natural gas marketing segment’s gross profit margin was comprised of the following for the three months ended December 31, 2004 and 2003:

	December 31

	2004	2003

	(In thousands, except
	storage balances)
Storage Activities
Realized margin	$4,776	$1,552
Unrealized margin	12,519	4,072

Total Storage Activities	17,295	5,624
Marketing Activities
Realized margin	11,414	10,841
Unrealized margin	(1,865)	1,033

Total Marketing Activities	9,549	11,874

Gross profit	$26,844	$17,498

Ending storage balance (Bcf)	7.5	5.1

      Our natural gas marketing segment’s gross profit margin was $26.8 million for the three months ended December 31, 2004 compared to gross profit of $17.5 million for the three months ended December 31, 2003.

Natural gas marketing sales volumes were 66.1 Bcf during the three months ended December 31, 2004 compared with 70.2 Bcf for the prior year period. Excluding intersegment sales volumes, natural gas marketing sales volumes were 60.3 Bcf during the current year period compared with 58.9 Bcf in the prior year period. The increase in consolidated natural gas marketing sales volumes was primarily due to our ability to sell volumes we purchased under favorable pricing conditions at a lower price than our competitors in certain of our markets, partially offset by continued efforts to eliminate lower margin transactions and focus our marketing efforts on higher margin customers. Gross profit margin from our natural gas marketing segment for the three months ended December 31, 2004 included an unrealized gain of $10.7 million compared with an unrealized gain of $5.1 million in the prior-year period.

      The contribution to gross profit from our storage activities was a gain of $17.3 million for the three months ended December 31, 2004 compared to a gain of $5.6 million for the three months ended December 31, 2003. The $11.7 million improvement primarily was attributable to a $3.2 million improvement in the realized storage contribution and an $8.5 million improvement in the unrealized storage contribution for the three months ended December 31, 2004 compared to the prior year period. The improvement in the realized storage contribution for the three months ended December 31, 2004 primarily was due to our ability to capture higher spreads in our storage book during the current year and the restructuring of certain asset management transactions to improve the profitability of these transactions. The increase in unrealized income in the current period was primarily attributable to a favorable movement during the three months ended December 31, 2004 in the forward indices used to value the storage financial instruments combined with greater physical natural gas storage quantities at December 31, 2004 compared to the prior year period.

      Our marketing activities contributed $9.5 million to our gross profit for the three months ended December 31, 2004 compared to $11.9 million for the three months ended December 31, 2003. The decrease in the marketing contribution primarily was attributable to an unfavorable movement in the forward indices used to value certain financial instruments partially offset by the increase in sales volumes as discussed above.

      Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes other than income taxes, decreased to $3.9 million for the three months ended December 31, 2004 from $4.3 million for the three months ended December 31, 2003. The decrease in operating expense was attributable primarily to a decrease in contract labor costs due to systems and process improvements in the natural gas marketing segment.

      The improved gross profit margin resulted in an increase in our natural gas marketing segment operating income to $23.0 million for the three months ended December 31, 2004 compared with operating income of $13.2 million for the three months ended December 31, 2003.

Pipeline and Storage Segment

      Our pipeline and storage segment consists of the regulated pipeline and storage operations of the Atmos Pipeline — Texas Division and the nonregulated pipeline and storage operations of Atmos Pipeline and Storage, LLC, which was previously included in our other nonutility segment. The Atmos Pipeline — Texas Division supplies natural gas to the Atmos Energy Mid-Tex Division and transports natural gas for third parties and manages five underground storage reservoirs in Texas. We also provide ancillary services customary in the pipeline industry including parking arrangements, blending and sales of inventory on hand. These operations represent one of the largest intrastate pipeline operations in Texas with a heavy concentration in the established natural gas-producing areas of central, northern and eastern Texas, extending into or near the major producing areas of the Texas Gulf Coast and the Delaware and Val Verde Basins of West Texas. Nine basins located in Texas are estimated to contain a substantial portion of the nation’s remaining onshore natural gas reserves. This pipeline system provides access to all of these basins.

      Atmos Pipeline and Storage, LLC, owns or has an interest in underground storage fields in Kentucky and Louisiana. We also use these storage facilities to reduce the need to contract for additional pipeline capacity to meet customer demand during peak periods.

      Similar to our utility segment, our pipeline and storage segment is impacted by seasonal weather patterns, competitive factors in the energy industry and economic conditions in our service areas. Natural gas transportation requirements are affected by the winter heating season requirements of our customers. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either lower net income or net losses during the period from April through September of each year. Further, as the Atmos Pipeline — Texas Division operations provide all of the natural gas for our Mid-Tex Division, the results of this segment are highly dependent upon the natural gas requirements of this division.

      As a regulated pipeline, the operations of the Atmos Pipeline — Texas Division may be impacted by the timing of when costs and expenses are incurred and when these costs and expenses are recovered through its tariffs.

Operating Income

      Pipeline and storage gross profit increased to $39.8 million for the three months ended December 31, 2004 from $2.6 million for the three months ended December 31, 2003. Total pipeline transportation volumes were 130.0 Bcf during the three months ended December 31, 2004 compared with 2.4 Bcf for the prior year period. Excluding intersegment transportation volumes, total pipeline transportation volumes were 72.8 Bcf during the current year period. There were no third party transportation volumes in the prior year period as Atmos Pipeline and Storage, LLC’s total throughput was to affiliated parties.

      The increase in pipeline and storage gross profit margin primarily reflects the impact of the Atmos Pipeline — Texas Division resulting in an increase in pipeline and storage gross profit margin and total transportation volumes of $34.9 million and 72.8 Bcf. The $2.3 million increase in the gross profit generated by Atmos Pipeline and Storage, LLC primarily reflects an unrealized gain of $1.7 million compared with and unrealized loss in the prior year quarter of $0.7 million.

      Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes other than income taxes, increased to $19.5 million for the three months ended December 31, 2004 from $1.5 million for the three months ended December 31, 2003 due to the addition of $18.5 million in operating expenses associated with the Atmos Pipeline — Texas Division. As the Atmos Pipeline — Texas Division is a regulated entity, franchise and state gross receipts taxes are paid by our customers; thus, these amounts are offset in revenues through customer billings and have no effect on net income. Included in operating expense was $2.0 million associated with taxes other than income taxes, of which $1.9 million was associated with our Atmos Pipeline — Texas Division.

      As a result of the aforementioned factors, our pipeline and storage segment operating income for the three months ended December 31, 2004 increased to $20.3 million from $1.1 million for the three months ended December 31, 2003.

Interest Expense

      Interest charges allocated to this segment for the three months ended December 31, 2004 increased to $6.2 million from $0.2 million for the three months ended December 31, 2003. The increase was attributable to the interest expense associated with the issuance of long-term debt to finance the acquisition of the Atmos Pipeline — Texas Division in October 2004.

Other Nonutility Segment

      Our other nonutility businesses consist primarily of the operations of Atmos Energy Services, LLC (AES), and Atmos Power Systems, Inc. Through AES, we provide natural gas management services to our utility operations. These services, which began April 1, 2004, include aggregating and purchasing gas supply, arranging transportation and storage logistics and ultimately delivering the gas to our utility service areas at competitive prices. AES’ revenues represent charges to our utility divisions equal to the costs incurred to provide those services. Through Atmos Power Systems, Inc., we construct electric peaking power-generating plants and associated facilities and may enter into agreements to either lease or sell these plants.

      Operating income for this segment primarily reflects the leasing income associated with two sales-type lease transactions completed in 2001 and 2002. The increase in operating income during the three months ended December 31, 2004 compared with the prior year quarter reflects the absence of a one time charge of $0.4 million associated with the wind down of a noncore business.

      Miscellaneous income for the three months ended December 31, 2004 was $0.6 million compared with $1.2 million for the three months ended December 31, 2003. The $0.6 million decrease was primarily attributable the absence of equity earnings from our investment in U.S. Propane L.P., which was sold in January 2004.

Liquidity and Capital Resources

      Our working capital and liquidity for capital expenditures and other cash needs are provided from internally generated funds, borrowings under our credit facilities and commercial paper program and funds raised from the public debt and equity capital markets. We believe that these sources of funds will provide the necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 2005.

Capitalization

      The following presents our capitalization as of December 31, 2004 and September 30, 2004:

	December 31, 2004		September 30, 2004

	(In thousands, except percentages)
Short-term debt	$28,797	0.7%	$—	—
Long-term debt	2,261,070	59.1%	867,219	43.3%
Shareholders’ equity	1,539,078	40.2%	1,133,459	56.7%

Total capitalization, including short-term debt	$3,828,945	100.0%	$2,000,678	100.0%

      Total debt as a percentage of total capitalization, including short-term debt, was 59.8 percent at December 31, 2004 and 43.3 percent at September 30, 2004. The increase in the debt to capitalization ratio was attributable to the issuance of $1.39 billion in senior unsecured long-term debt, partially offset by the issuance of 16.1 million shares of our common stock in October 2004 to partially finance the TXU Gas acquisition. Our ratio of total debt to capitalization is expected to be greater during the current winter heating season as we make additional short-term borrowings to fund natural gas purchases and meet our working capital requirements. Within three to five years from the closing of the acquisition, we intend to reduce our capitalization ratio to a target range of 53 to 55 percent through cash flow generated from operations, continued issuance of new common stock under our Direct Stock Purchase Plan and Retirement Savings Plan, access to the equity capital markets and reduced annual maintenance and capital expenditures.

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

Cash Flows from Operating Activities

      Year-over-year changes in our operating cash flows are attributable primarily to changes in net income, working capital changes within our utility segment resulting from the impact of weather, the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.

      For the three months ended December 31, 2004, we generated operating cash flow of $67.9 million compared with $11.5 million for the three months ended December 31, 2003. Our cash flow from operating activities was affected by the following:

•	Favorable movements during the three months ended December 31, 2004 in the market indices used to value our risk management assets and liabilities favorably impacted operating cash flow by $26.7 million.

•	The timing of cash collections from our customers unfavorably impacted operating cash flow by $155.7 million.

•	The timing of payments for accounts payable and other accrued liabilities favorably affected operating cash flow by $291.3 million.

•	However, increases in our natural gas inventories attributable to lower utility gas sales volumes coupled with a 14 percent higher average cost of gas compared with the prior year quarter resulted in a $24.4 million decrease in operating cash flows.

•	The lag between the time period when we purchase our natural gas and the period in which we can include this cost in our gas rates resulted in a decrease in operating cash flows of $82.6 million.

•	Other working capital changes positively affected operating cash flow by $1.1 million.

Cash Flows from Investing Activities

      During the last three years, a substantial portion of our cash resources was used to fund acquisitions, our ongoing construction program to provide natural gas services to our customer base and technology improvements. Capital expenditures for fiscal 2005 are expected to range from $340 million to $350 million. Of this amount, approximately $200 — $210 million is expected to be incurred by the Mid-Tex Division and Atmos Pipeline — Texas Division.

      For the three months ended December 31, 2004, we invested $67.2 million compared with $45.5 million for the three months ended December 31, 2003. Capital expenditures for the three months ended December 31, 2004 include approximately $23.4 million for the Atmos Energy Mid-Tex Division and $1.1 million for the Atmos Pipeline — Texas Division.

      Our cash used for investing activities for the three months ended December 31, 2004 reflects the $1.913 billion cash paid for the TXU Gas acquisition including related transaction costs and expenses. The final purchase price is subject to adjustment for the actual amount of working capital we acquired and other specified matters. We anticipate that the purchase price will be finalized during the second quarter of fiscal 2005.

Cash Flows from Financing Activities

      For the three months ended December 31, 2004, our financing activities provided $1.7 billion in cash compared with $59.5 million in cash for the prior year quarter. Our significant financing activities for the three months ended December 31, 2004 and 2003 are summarized as follows:

•	In October 2004, we sold 16.1 million common shares, including the underwriters’ exercise of their overallotment option of 2.1 million shares, under a new shelf registration statement declared effective in September 2004, generating net proceeds of $382.0 million. Additionally, we issued senior unsecured debt under the shelf registration statement consisting of $400 million of 4.00% senior notes due 2009, $500 million of 4.95% senior notes due 2014, $200 million of 5.95% senior notes due 2034 and $300 million of floating rate senior notes due 2007. The floating rate notes will bear interest at a rate equal to the three-month LIBOR rate plus 0.375 percent per year. The net proceeds received from the sale of these senior notes were $1.39 billion. The net proceeds from these issuances, combined with the net proceeds from our July 2004 offering were used to pay off the approximately $1.7 billion in outstanding commercial paper backstopped by a senior unsecured revolving credit agreement, which we entered into on September 24, 2004 for bridge financing for the TXU Gas acquisition.

•	During the three months ended December 31, 2004 and 2003, short-term borrowings under our commercial paper program provided $28.8 million and $73.2 million. The decrease in cash flows provided by short-term borrowings primarily reflects the use of excess proceeds remaining from our October 2004 debt and equity offerings after financing the TXU Gas acquisition to partially fund working capital needs during the first quarter of fiscal 2005.

•	We repaid $3.4 million of long-term debt during the three months ended December 31, 2004 compared with $5.4 million during the three months ended December 31, 2003. The decreased payments during the current quarter reflected the timing of the maturities of our various debt obligations.

•	During the three months ended December 31, 2004 we paid $24.5 million in cash dividends compared with dividend payments of $15.7 million for the three months ended December 31, 2003. The increase in dividends paid over the prior year period reflects the 27.5 million increase in the number of common shares outstanding and an increase in the quarterly dividend rate from $0.305 per share during the three months ended December 31, 2003 to $0.31 share during the three months ended December 31, 2004.

•	During the quarter ended December 31, 2004, we issued 358,046 shares of common stock, in addition to the 16.1 million common shares issued in our October 2004 public offering, which generated net proceeds of $11.1 million. The following table summarizes the issuances for the three months ended December 31, 2004 and 2003:

	Three Months Ended
	December 31

	2004	2003

Shares issued:
Retirement Savings Plan	115,399	90,489
Direct Stock Purchase Plan	114,839	155,255
Outside Directors Stock-for-Fee Plan	571	819
Long-Term Incentive Plan	127,237	74,958
Public Offering	16,100,000	—

Total shares issued	16,458,046	321,521

Shelf Registration

      In August 2004, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $2.2 billion in new common stock and/or debt, which became effective on September 15, 2004. In October 2004, we sold 16.1 million common shares and issued $1.4 billion in unsecured senior notes to partially finance the TXU Gas acquisition. After these issuances, we have approximately $401.5 million of availability remaining under the shelf registration statement.

Credit Facilities

      We maintain both committed and uncommitted credit facilities. Borrowings under our uncommitted credit facilities are made on a when-and-as-needed basis at the discretion of the bank. Our credit capacity and the amount of unused borrowing capacity are affected by the seasonal nature of the natural gas business and our short-term borrowing requirements, which are typically highest during colder winter months. Our working capital needs can vary significantly due to changes in the price of natural gas charged by suppliers and the increased gas supplies required to meet customers’ needs during periods of cold weather. Our cash needs for working capital and capital expenditures will increase substantially as a result of the acquisition of the natural gas distribution and pipeline operations of TXU Gas. On October 22, 2004, we replaced our $350.0 million credit facility with a new $600.0 million committed credit facility that serves as a backup liquidity facility for our commercial paper program. We believe this facility, combined with our operating cash flow will be sufficient to fund these increased working capital needs. These facilities are described in further detail in Note 6 to the consolidated financial statements.

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

      Currently, S&P and Moody’s maintain a stable outlook and Fitch maintains a negative outlook. None of our ratings are currently under review.

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

Debt Covenants

      In addition to the 70 percent limit on our total debt-to-capitalization ratio imposed by our committed credit facilities, our First Mortgage Bonds provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after December 31, 1988, may not exceed the sum of our accumulated net income for periods after December 31, 1988, plus $15.0 million. At December 31, 2004, approximately $138.7 million of retained earnings was unrestricted with respect to the payment of dividends.

      We were in compliance with all of our debt covenants as of December 31, 2004. If we do not comply with our debt covenants, we may be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions. Our two public debt indentures relating to our senior notes and debentures, as well as our $600.0 million revolving credit agreement, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. In addition, Atmos Energy Marketing, LLC’s (AEM) credit agreement contains a cross-default provision whereby AEM would be in default if it defaults on any other financial obligation, as defined, by at least $250 thousand. Additionally, this agreement contains a provision that would limit the amount of credit available if Atmos is downgraded below an S&P rating of BBB and a Moody’s rating of Baa2.

      Except as described above, we have no triggering events in our debt instruments that are tied to changes in specified credit ratings or stock price, nor have we entered into any transactions that would require us to issue equity based on our credit rating or other triggering events.

Contractual Obligations and Commercial Commitments

      As a result of the issuance of our unsecured senior notes in October 2004 and the issuance of short-term debt under our commercial paper program, our contractual obligations associated with our long-term debt, short-term debt and interest expense increased.

      The following table reflects the significant changes in our contractual obligations as of December 31, 2004 as a result of these events. There were no other significant changes in our contractual obligations and commercial commitments during the three months ended December 31, 2004.

	Payments Due by Period

		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years

	(In thousands)
Contractual Obligations
Long-term debt(1)	$2,265,177	$5,897	$312,828	$412,125	$1,534,327
Short-term debt(1)	28,797	28,797	—	—	—
Interest charges	1,326,995	116,559	239,231	219,020	752,185
Gas purchase commitments(2)	575,490	386,293	137,506	19,249	32,442

(1)	See Note 6 to the consolidated financial statements.

(2)	Gas purchase commitments were determined based upon contractually determined volumes at prices estimated based upon the index specified in the contract, adjusted for estimated basis differentials and contractual discounts as of December 31, 2004.

      Additionally, in January 2005, we signed a letter of intent with a third party to jointly construct, own and operate a 45-mile large diameter natural gas pipeline in the northern portion of the Dallas/ Fort Worth Metroplex. Under terms of the letter of intent, the third party will provide the initial capital to build the pipeline and we will contribute up to $42.5 million within two years of signing of a definitive agreement.

     Risk Management Activities

      We conduct risk management activities through both our utility and natural gas marketing segments. In our utility segment, we use a combination of storage, fixed physical contracts and fixed financial contracts to protect us and our customers against unusually large winter-period gas price increases. In our natural gas marketing segment, we manage our exposure to the risk of natural gas price changes and lock-in our gross profit margin through a combination of storage and financial derivatives, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. To the extent our inventory cost and actual sales and actual purchases do not correlate with the changes in the market indices we use in our hedges, we could recognize significant ineffectiveness or the hedges may no longer meet the accounting requirements for hedge accounting resulting in the derivatives being treated as mark to market instruments through earnings.

      We record our derivatives as a component of risk management assets and liabilities, which are classified as current or noncurrent based upon the anticipated settlement date of the underlying derivative. Substantially all of our derivative financial instruments are valued using external market quotes and indices. The following table shows the components of the change in the fair value of our utility and natural gas marketing commodity derivative contracts for the three months ended December 31, 2004:

		Natural Gas
	Utility	Marketing

	(In thousands)
Fair value of contracts at September 30, 2004	$(8,612)	$13,018
Contracts realized/settled	(39,121)	(11,627)
Fair value of new contracts	(2,681)	—
Other changes in value	41,002	3,823

Fair value of contracts at December 31, 2004	$(9,412)	$5,214

      The fair value of our utility and natural gas marketing derivative contracts at December 31, 2004, is segregated below by time period and fair value source:

	Fair Value of Contracts at December 31, 2004

	Maturity in Years

				Greater	Total Fair
Source of Fair Value	Less than 1	1-3	4-5	than 5	Value

	(In thousands)
Prices actively quoted	$(2,372)	$(197)	$—	$—	$(2,569)
Prices provided by other external sources	(943)	(88)	—	—	(1,031)
Prices based on models and other valuation methods	(31)	(567)	—	—	(598)

Total Fair Value	$(3,346)	$(852)	$—	$—	$(4,198)

Storage and Hedging Outlook

      AEM engages in natural gas storage transactions in which it seeks to find and profit from pricing differences that occur over time. AEM purchases physical natural gas and then sells financial contracts at a price sufficient to cover its carrying costs and provide a gross profit margin. AEM is able to capture gross profit margin through the arbitrage of pricing differences in various locations and by recognizing pricing differences that occur over time.

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

      AEM continually manages its positions to enhance the future profitability of its storage position. Therefore, AEM may change its scheduled injection and withdrawal plans from one time period to another based on market conditions or adjust the amount of storage capacity it holds on a discretionary basis in an effort to achieve this objective. AEM monitors the impacts of these optimization efforts by estimating the forecasted gross profit margin that it captured through the purchase and sale of physical natural gas and the associated financial derivatives. The forecasted gross profit margin, less the effect of unrealized gains or losses recognized in the financial statements, provides a measure of the net increase or decrease in the gross profit margin that could occur in future periods if the optimization efforts are fully attained.

      As of December 31, 2004, based upon AEM’s derivatives position and inventory withdrawal schedule, the forecasted gross profit margin was approximately $15.0 million. Approximately $13.0 million of net unrealized gains were recorded in the financial statements as of December 31, 2004. Therefore, the projected increase in future gross profit margin is approximately $2.0 million.

      The forecasted gross profit margin calculation is based upon planned injection and withdrawal schedules, and the realization of the forecasted gross profit margin is contingent upon the execution of this plan, weather, and other execution factors. Since AEM actively manages and optimizes its portfolio to enhance the future profitability of its storage position, it may change its scheduled injection and withdrawal plans from one time period to another based on market conditions. Therefore, we cannot assure that the forecasted gross profit margin or the projected increase in future gross profit margin calculated as of December 31, 2004 will be fully realized in the future and in what time period. Further, if we experience operational or other issues which limit our ability to optimally manage our stored gas positions, permanent impacts on earnings may result.

Pension and Postretirement Benefits Obligations

      For the three months ended December 31, 2004 and 2003 our total net periodic pension and other benefits cost was $9.1 million and $7.6 million. All of these costs are recoverable through our gas utility rates; however, a portion of these costs is capitalized into our utility rate base. The remaining costs are recorded as a component of operation and maintenance expense.

      The increase in total net periodic pension and other benefits cost during the current year period compared with the prior year period primarily reflects the increase in the number of employees resulting from the TXU Gas acquisition, which increased our service cost. Additionally, we increased our discount rate and reduced our assumed rate of return on our pension plan assets for fiscal 2005, which increased our service and interest cost and reduced our expected return on plan assets, which partially offsets our net periodic pension and other benefits cost.

      We did not contribute to our pension plans during the three months ended December 31, 2004. We are not required to make a minimum funding contribution nor do we anticipate making any voluntary contributions during fiscal 2005. During the three months ended December 31, 2004, we contributed $2.4 million to our other post-retirement plans and we expect to contribute $11.7 million to these plans during fiscal 2005.

      Although we did not assume the existing employee benefit liabilities or plans of TXU Gas, we have agreed to give certain transitioned employees credit for years of TXU Gas service under our pension plan. For purposes of our post-retirement medical plan, we received a credit of $20.0 million (subject to post-closing adjustment) against the purchase price to permit us to provide partial past service credits for retiree medical benefits under our retiree medical plan. The $20.0 million credit approximates the actuarially determined present value of the accumulated benefits related to the past service of the transferred employees.

Operating Statistics and Other Information

      The following tables present certain operating statistics for our utility, natural gas marketing, pipeline and storage and other nonutility segments for the three months ended December 31, 2004 and 2003. Certain prior year amounts have been reclassified to conform to the current year presentation.

Utility Sales and Statistical Data

	Three Months Ended
	December 31

	2004(1)	2003

METERS IN SERVICE, end of period
Residential	2,886,511	1,508,062
Commercial	277,531	152,488
Industrial	2,298	3,463
Agricultural	8,299	9,354
Public authority and other	10,088	10,020

Total meters	3,184,727	1,683,387

HEATING DEGREE DAYS(2)
Actual (weighted average)	988	1,240
Percent of normal	88%	95%
UTILITY SALES VOLUMES — MMcf(3)
Gas sales volumes
Residential	50,769	27,507
Commercial	27,863	13,356
Industrial	8,243	6,249
Agricultural	66	495
Public authority and other	4,016	3,074

Total gas sales volumes	90,957	50,681
Utility transportation volumes	29,741	20,680

Total utility throughput	120,698	71,361

UTILITY OPERATING REVENUES (000’s)(3)
Gas sales revenues
Residential	$523,143	$263,549
Commercial	264,992	115,564
Industrial	66,500	44,546
Agricultural	675	3,034
Public authority and other	32,430	21,909

Total utility gas sales revenues	887,740	448,602
Transportation revenues	16,432	8,101
Other gas revenues	9,509	3,785

Total utility operating revenues	$913,681	$460,488

Utility average transportation revenue per Mcf	$0.55	$0.39
Utility average cost of gas per Mcf sold	$7.22	$6.35

See footnotes following these tables.

Natural Gas Marketing, Pipeline and Storage and Other Nonutility Operations Sales and Statistical Data

	Three Months Ended
	December 31

	2004	2003

CUSTOMERS, end of period
Industrial	557	600
Municipal	77	74
Other	196	186

Total	830	860

NATURAL GAS MARKETING SALES VOLUMES — MMcf(3)	66,138	70,204
PIPELINE TRANSPORTATION VOLUMES — MMcf(3)	129,994	2,430
OPERATING REVENUES (000’s)(3)
Natural gas marketing	$493,801	$373,829
Pipeline and storage	43,690	2,919
Other nonutility	1,359	709

Total operating revenues	$538,850	$377,457

Notes to preceding tables:

(1)	The operational and statistical information includes the operations of the Mid-Tex Division and Atmos Pipeline — Texas Division since the October 1, 2004 acquisition date.

(2)	A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to compare relative temperatures between one geographic area and another. Normal degree days are based on 30-year average National Weather Service data for selected locations. Degree day information for the three months ended December 31, 2004 and 2003 is adjusted for certain service areas included within the Colorado-Kansas Division, the West Texas Division, certain service areas in the Mid-States Division, the Kentucky Division and the Mississippi Valley Gas Company Division, which have weather normalized operations.

(3)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

Recent Ratemaking Activity

      The following will discuss our recent ratemaking activities during the first quarter of fiscal 2005. The amounts described below represent the gross revenues that were requested or received in the rate filing, which may not necessarily reflect the increase in operating income obtained, as certain operating costs may have increased as a result of a commission’s final ruling.

      Mississippi. The Mississippi Public Service Commission (MPSC) requires that we file for rate adjustments every six months. The rate filings are made in May and November of each year and the rate adjustments typically become effective in June and December. Starting with the November 2004 filing, rate adjustments will typically become effective in January and July. In September 2004, the MPSC authorized additional annualized revenue of $4.7 million on our May 2004 filing, which became effective on June 1, 2004. However, the MPSC also disallowed certain deferred costs totaling $2.8 million. We withdrew our appeal regarding the MPSC’s decision regarding this disallowance.

      We filed our second semiannual filing for 2004 on November 5, 2004, requesting rate adjustments of $6.0 million in annualized revenue. The MPSC allowed us to include $3.0 million in annualized revenue into our rates effective January 1, 2005. In February 2005, we and the Mississippi Public Utilities Staff (MPUS) signed a stipulation agreement that provides for an additional $1.3 million in annualized revenue that is retroactive to January 2005. The MPSC is expected to ratify the stipulation agreement during the second quarter of fiscal 2005.

      Mid-Tex. In December 2004, we made a filing under the Gas Reliability Infrastructure Program (GRIP) to include approximately $32.0 million of distribution and pipeline capital expenditures made by TXU Gas during calendar year 2003, which will result in additional revenues of approximately $6.7 million. We expect these capital costs will be recovered through a monthly customer charge beginning in the second half of fiscal 2005. The allowed rate of return is 8.258 percent.

      In September 2004, the Mid-Tex Division filed its 36-Month Gas Contract Review with the Railroad Commission of Texas (the Commission). This proceeding involves a prudency review of gas purchases totaling $2.2 billion made by the Mid-Tex Division from November 1, 2000 through October 31, 2003. The proceeding has involved informal discussions in preparation for potential settlement discussions. However, a formal procedural schedule has been adopted providing for formal discovery and a formal hearing in the event that settlement can not be reached.

      The Mid-Tex Division is also pursuing an appeal to the Travis County District Court of the Final Order in its last systemwide rate case completed in May 2004 to obtain a return on its investment associated with the Poly I replacement pipe that was originally disallowed in the last rate case. Additionally, the Mid-Tex Division is seeking the right to surcharge for gas cost underrecoveries. The case is awaiting assignment of a judge and the establishment of a briefing schedule.

      During the first quarter of fiscal 2005, the Mid-Tex Division pursued a filing initiated by TXU Gas seeking authorization of a surcharge to recover the rate case expenses incurred by the Mid-Tex Division, Atmos Pipeline — Texas Division, and the intervening cities in connection with their last systemwide rate case completed in May 2004. The filing also covered the estimated expenses to prosecute the aforementioned recovery docket and the severed dockets from the systemwide rate case. On January 25, 2005, the Commission issued an order authorizing the recovery of the $10.2 million over a 3-year period with interest. This order is still subject to potential motions for rehearing and court appeals.

      Atmos Pipeline — Texas. Concurrent with our Mid-Tex Division GRIP filing in December 2004, we also made a GRIP filing for our regulated pipeline to include approximately $12.0 million of distribution and pipeline capital expenditures made by TXU Gas during calendar year 2003, which will result in additional revenues of approximately $1.8 million. We expect these capital costs will be recovered through a monthly customer charge beginning in the second half of fiscal 2005. The allowed rate of return is 8.258 percent.

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

      For our utility segment, we use a sensitivity analysis to estimate commodity price risk. For purposes of this analysis, we estimate commodity price risk by applying a hypothetical 10 percent increase in the portion of our gas cost related to fixed-price non-regulated sales. Based on projected non-regulated gas sales for the remainder of fiscal 2005, a hypothetical 10 percent increase in fixed prices, based upon the December 31, 2004 three month market strip, would increase our purchased gas cost by approximately $4.5 million for the remainder of fiscal 2005.

Natural Gas Marketing Segment

      Our natural gas marketing segment is also exposed to risks associated with changes in the market price of natural gas. For our natural gas marketing segment, we use a sensitivity analysis to estimate commodity price risk. For purposes of this analysis, we estimate commodity price risk by applying a $0.50 change in the forward NYMEX price to our net open position (including existing storage) at the end of each period. Based on AEH’s net open position (including existing storage) at December 31, 2004 of 0.3 Bcf, a $0.50 change in the forward NYMEX price would have had less than a $0.1 million impact on our consolidated net income.

Interest Rate Risk

      Our earnings are exposed to changes in short-term interest rates associated with our short-term commercial paper program and other short-term borrowings. We use a sensitivity analysis to estimate our short-term interest rate risk. For purposes of this analysis, we estimate our short-term interest rate risk as the difference between our actual interest expense for the period and estimated interest expense for the period assuming a hypothetical average one percent increase in the interest rates associated with our short term borrowings. Had interest rates associated with our short term borrowings increased by an average of one percent, our interest expense would have increased by approximately $0.3 million during the three months ended December 31, 2004.

      We also assess market risk for our fixed-rate, long-term obligations. We estimate market risk for our fixed-rate, long-term obligations as the potential increase in fair value resulting from a hypothetical one percent decrease in interest rates associated with these debt instruments. Fair value is estimated using a discounted cash flow analysis. Assuming this one percent hypothetical decrease, the fair value of our fixed-rate, long-term obligations would have increased by approximately $155.7 million during the three months ended December 31, 2004.

      As of December 31, 2004 we were not engaged in other activities that would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates or market commodity prices.

Item 4.	Controls and Procedures

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, the Chairman, President and Chief Executive Officer, and the Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures continue to be effective. Such disclosure controls and procedures are controls and procedures designed to ensure that all information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods set forth in applicable Securities and Exchange Commission forms, rules and regulations.

      In addition, our management, including the Chairman, President and Chief Executive Officer, and the Senior Vice President and Chief Financial Officer, evaluated our internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d). Based upon that evaluation, management has concluded that there has been no change in such internal control during the first quarter of fiscal 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      During the three months ended December 31, 2004, there were no material changes in the status of the litigation and environmental matters that were disclosed in Note 13 to our annual report on Form 10-K for the year ended September 30, 2004 except as disclosed in Note 10 to the condensed consolidated financial statements for the three months ended December 31, 2004. With the acquisition of the natural gas distribution and pipeline operations of TXU Gas Company on October 1, 2004, we assumed responsibility for certain litigation and claims that arose in the ordinary course of the business of TXU Gas Company. We believe the final outcome of such litigation and claims will not have a material adverse effect on our financial condition, results of operations or net cash flows.

Item 6.	Exhibits

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

John P. Reddy
Senior Vice President and Chief Financial Officer
(Duly authorized signatory)

Date: February 9, 2005

EXHIBITS INDEX

Item 6(a)

Exhibit		Page
Number	Description	Number

10.1	Eleventh Amendment to Credit Agreement, dated as of December 14, 2004, in respect of the Uncommitted Amended and Restated Credit Agreement, dated as of July 1, 2002, among Atmos Energy Marketing, LLC, the financial institutions from time to time parties thereto, Fortis Capital Corp. and BNP Paribas
10.2	Form of Non-Qualified Stock Option Agreement under the Atmos Energy Corporation 1998 Long-Term Incentive Plan
10.3	Form of Restricted Stock Award Agreement under the Atmos Energy Corporation 1998 Long-Term Incentive Plan
10.4	Form of Award Agreement of Performance-Based Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan
10.5	Form of Award Agreement of Restricted Stock with Time-Lapse Vesting under the Atmos Energy Corporation 1998 Long-Term Incentive Plan
12	Computation of ratio of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*

*	These certifications pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.