Form 10-Q
period 2005-03-31
ATMOS ENERGY CORP
filed 2005-05-10
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes ☑          No ☐
          Number of shares outstanding of each of the issuer’s classes of common stock, as of April 25, 2005.

Class	Shares Outstanding

No Par Value	79,939,319

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2005	2004

	(Unaudited)
	(In thousands, except
	share data)
ASSETS
Property, plant and equipment	$4,606,713	$2,633,651
Less accumulated depreciation and amortization	1,355,118	911,130

Net property, plant and equipment	3,251,595	1,722,521
Current assets
Cash and cash equivalents	247,126	201,932
Cash held on deposit in margin account	16,990	—
Accounts receivable, net	527,411	211,810
Gas stored underground	273,811	200,134
Other current assets	112,428	63,236

Total current assets	1,177,766	677,112
Goodwill and intangible assets	722,044	238,272
Deferred charges and other assets	261,039	231,978

	$5,412,444	$2,869,883

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding:
March 31, 2005 — 79,877,473 shares;
September 30, 2004 — 62,799,710 shares	$399	$314
Additional paid-in capital	1,408,721	1,005,644
Retained earnings	240,920	142,030
Accumulated other comprehensive loss	(17,770)	(14,529)

Shareholders’ equity	1,632,270	1,133,459
Long-term debt	2,254,817	861,311

Total capitalization	3,887,087	1,994,770
Current liabilities
Accounts payable and accrued liabilities	533,232	185,295
Other current liabilities	298,802	223,265
Current maturities of long-term debt	5,887	5,908

Total current liabilities	837,921	414,468
Deferred income taxes	245,836	213,930
Regulatory cost of removal obligation	246,285	103,579
Deferred credits and other liabilities	195,315	143,136

	$5,412,444	$2,869,883

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31

	2005	2004

	(Unaudited)
	(In thousands, except per
	share data)
Operating revenues
Utility segment	$1,235,377	$708,282
Natural gas marketing segment	512,891	517,218
Pipeline and storage segment	45,546	9,967
Other nonutility segment	1,278	687
Intersegment eliminations	(110,007)	(118,669)

	1,685,085	1,117,485
Purchased gas cost
Utility segment	912,309	518,820
Natural gas marketing segment	501,731	505,356
Pipeline and storage segment	1,718	5,681
Other nonutility segment	—	—
Intersegment eliminations	(109,256)	(118,498)

	1,306,502	911,359

Gross profit	378,583	206,126
Operating expenses
Operation and maintenance	106,109	59,093
Depreciation and amortization	45,326	23,138
Taxes, other than income	54,967	18,481

Total operating expenses	206,402	100,712

Operating income	172,181	105,414
Miscellaneous income	958	4,456
Interest charges	33,073	16,160

Income before income taxes	140,066	93,710
Income tax expense	51,564	35,405

Net income	$88,502	$58,305

Basic net income per share	$1.12	$1.12

Diluted net income per share	$1.11	$1.12

Cash dividends per share	$0.310	$0.305

Weighted average shares outstanding:
Basic	79,270	51,850

Diluted	79,760	52,240

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	March 31

	2005	2004

	(Unaudited)
	(In thousands, except per
	share data)
Operating revenues
Utility segment	$2,149,058	$1,168,770
Natural gas marketing segment	1,006,692	891,047
Pipeline and storage segment	89,236	12,886
Other nonutility segment	2,637	1,396
Intersegment eliminations	(193,914)	(192,998)

	3,053,709	1,881,101
Purchased gas cost
Utility segment	1,568,679	840,884
Natural gas marketing segment	968,688	861,687
Pipeline and storage segment	5,590	6,008
Other nonutility segment	—	—
Intersegment eliminations	(192,283)	(192,657)

	2,350,674	1,515,922

Gross profit	703,035	365,179
Operating expenses
Operation and maintenance	219,235	116,009
Depreciation and amortization	89,323	46,611
Taxes, other than income	93,622	33,604

Total operating expenses	402,180	196,224

Operating income	300,855	168,955
Miscellaneous income	1,343	5,663
Interest charges	65,615	33,495

Income before income taxes	236,583	141,123
Income tax expense	88,482	53,277

Net income	$148,101	$87,846

Basic net income per share	$1.92	$1.70

Diluted net income per share	$1.90	$1.69

Cash dividends per share	$0.62	$0.61

Weighted average shares outstanding:
Basic	77,290	51,666

Diluted	77,769	52,057

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31

	2005	2004

	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net income	$148,101	$87,846
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of assets	—	(4,898)
Depreciation and amortization:
Charged to depreciation and amortization	89,323	46,611
Charged to other accounts	477	601
Deferred income taxes	42,605	10,081
Other	3,315	(944)
Net assets/ liabilities from risk management activities	20,247	924
Net change in operating assets and liabilities	96,025	150,382

Net cash provided by operating activities	400,093	290,603
Cash Flows From Investing Activities
Capital expenditures	(137,466)	(83,729)
Acquisitions	(1,912,532)	(1,950)
Proceeds from the sale of assets	—	24,661
Other	(1,957)	2,878

Net cash used in investing activities	(2,051,955)	(58,140)
Cash Flows From Financing Activities
Net decrease in short-term debt	—	(118,595)
Net proceeds from issuance of long-term debt	1,385,847	5,000
Repayment of long-term debt	(3,849)	(5,546)
Settlement of Treasury lock agreements	(43,770)	—
Cash dividends paid	(49,211)	(31,616)
Issuance of common stock	26,025	17,594
Net proceeds from equity offering	382,014	—

Net cash provided by (used in) financing activities	1,697,056	(133,163)

Net increase in cash and cash equivalents	45,194	99,300
Cash and cash equivalents at beginning of period	201,932	15,683

Cash and cash equivalents at end of period	$247,126	$114,983

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2005

1.	Nature of Business
      Atmos Energy Corporation (“Atmos” or “the Company”) and its subsidiaries are engaged primarily in the natural gas utility business as well as certain nonutility businesses. Through our natural gas utility business, we distribute natural gas through sales and transportation arrangements to approximately 3.2 million residential, commercial, public-authority and industrial customers through our seven regulated natural gas utility divisions, in the service areas described below:

Division	Service Area

Atmos Energy Colorado-Kansas Division	Colorado, Kansas, Missouri(3)
Atmos Energy Kentucky Division	Kentucky
Atmos Energy Louisiana Division	Louisiana
Atmos Energy Mid-States Division	Georgia(3), Illinois(3), Iowa(3) , Missouri(3) Tennessee, Virginia(3)
Atmos Energy Mississippi Division (1)	Mississippi
Atmos Energy Mid-Tex Division(2)	Texas, including the Dallas/Fort Worth metropolitan area
Atmos Energy West Texas Division	West Texas

(1)	The name of this division was changed from the Mississippi Valley Gas Company Division in April 2005.

(2)	Acquired in October 2004.

(3)	Denotes locations where we have more limited service areas.
      As further described in Note 3, on October 1, 2004, we completed our acquisition of the natural gas distribution and pipeline operations of TXU Gas Company (TXU Gas). The TXU Gas operations we acquired are regulated businesses engaged in the purchase, transmission, storage, distribution and sale of natural gas in the north-central, eastern and western parts of Texas. We also acquired a system consisting of 6,162 miles of gas transmission and gathering lines and five underground storage reservoirs, all within Texas. On October 1, 2004, we created the Atmos Energy Mid-Tex Division, which provides gas distribution services to the approximately 1.5 million residential and business customers in Texas, including the Dallas/ Fort Worth metropolitan area as a result of the TXU Gas acquisition. We also created the Atmos Pipeline — Texas Division to manage the TXU Gas pipeline and storage operations we acquired.
      In addition, we transport natural gas for others through our distribution system. Our utility business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which the utility divisions operate. Our shared-services division is located in Dallas, Texas, and our customer support centers are located in Amarillo, Texas, and Metairie, Louisiana. In addition, on April 1, 2005, we assumed the operations of a Waco, Texas call center, and all call center services provided by TXU Gas under a transitional services agreement were terminated. We intend to close the purchase of the related assets on October 1, 2005.
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

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of furnishing natural gas supplies at fixed and market-based prices, contract negotiation and administration, load forecasting, gas storage acquisition and management services, transportation services, peaking sales and balancing services, capacity utilization strategies and gas price hedging through the use of derivative instruments.
      Our pipeline and storage operations consist of the operations of the Atmos Pipeline — Texas Division, a division of Atmos Energy Corporation, and of Atmos Pipeline and Storage, LLC (APS), which is wholly-owned by AEH. The Atmos Pipeline — Texas Division was purchased from TXU Gas and supplies natural gas to the Atmos Energy Mid-Tex Division, transports natural gas to third parties and manages five underground storage reservoirs in Texas. Through APS, we own or have an interest in underground storage fields in Kentucky and Louisiana. We also use these storage facilities to reduce the need to contract for additional pipeline capacity to meet customer demand during peak periods.
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
      In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation (“Atmos” or “the Company”) in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Because of seasonal and other factors, the results of operations for the three and six-month periods ended March 31, 2005 are not indicative of expected results of operations for the fiscal year ending September 30, 2005. Further, the impact of the TXU Gas acquisition on the statement of cash flows is reflected in the acquisitions line item; therefore, the net changes in operating assets and liabilities will not reflect balance sheet changes attributable to the acquisition.

Significant accounting policies
      Our accounting policies are described in Note 2 to our Annual Report on Form  10-K for the year ended September 30, 2004. There were no significant changes to our accounting policies during the six months ended March 31, 2005.

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
      As permitted by Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation, we account for these plans under the intrinsic-value method described in Accounting

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Under this method, no compensation cost for stock options is recognized for stock-option awards granted at or above fair-market value. Awards of restricted stock are valued at the market price of the Company’s common stock on the date of grant. The unearned compensation is amortized to operation and maintenance expense over the vesting period of the restricted stock. As discussed below, beginning October 1, 2005 we will account for our stock-based compensation in accordance with SFAS 123 (revised), Share-Based Payment.
      Had compensation expense for our stock options issued under the Long-Term Incentive Plan been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, our net income and earnings per share for the three and six-months ended March 31, 2005 and 2004 would have been impacted as shown in the following table:

	Three Months Ended		Six Months Ended
	March 31		March 31

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Net income — as reported	$88,502	$58,305	$148,101	$87,846
Restricted stock compensation expense included in income, net of tax	469	98	962	196
Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	(684)	(385)	(1,427)	(778)

Net income — pro forma	$88,287	$58,018	$147,636	$87,264

Earnings per share:
Basic earnings per share — as reported	$1.12	$1.12	$1.92	$1.70

Basic earnings per share — pro forma	$1.11	$1.12	$1.91	$1.69

Diluted earnings per share — as reported	$1.11	$1.12	$1.90	$1.69

Diluted earnings per share — pro forma	$1.11	$1.11	$1.90	$1.67

      At March 31, 2005, there were 300 options outstanding under the Long-Term Stock Plan for the Mid-States Division, all of which were fully vested. Because of the limited activities of this plan, the pro forma effects of applying SFAS 123 would have less than a $0.01 per diluted share effect on earnings per share.

Regulatory assets and liabilities
      We record certain costs as regulatory assets in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation, when future recovery through customer rates is considered probable. Regulatory liabilities are recorded when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. Substantially all of our regulatory assets are recorded as a component of deferred charges and substantially all of our regulatory liabilities are recorded as a component of deferred credits and other liabilities. Deferred gas costs are recorded either in other current assets or liabilities

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and the regulatory cost of removal obligation is separately reported. Significant regulatory assets and liabilities as of March 31, 2005 and September 30, 2004 included the following:

	March 31,	September 30,
	2005	2004

	(In thousands)
Regulatory assets:
Deferred gas costs	$31,688	$—
UCG merger and integration costs, net(1)	—	1,992
Other merger and integration costs, net	13,966	14,644
Deferred MVG operating expenses	—	751
Environmental costs	2,924	4,057
Rate case costs	20,990	—
Other	6,545	3,289

	$76,113	$24,733

Regulatory liabilities:
Deferred gas costs	$—	$39,097
Regulatory cost of removal obligation	257,850	111,232
Deferred income taxes, net	1,962	1,962
Other	3,796	—

	$263,608	$152,291

(1)	Fully amortized as of December 2004.
      Currently authorized rates do not include a return on our merger and integration costs; however, we recover the amortization of these costs through our rates. Merger and integration costs, net, are generally amortized on a straight-line basis over estimated useful lives ranging up to 20 years. Certain environmental costs have been deferred to future rate filings in accordance with rulings received from various regulatory commissions.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income
      The following table presents the components of comprehensive income, net of related tax, for the three and six-month periods ended March 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	March 31		March 31

	2005	2004	2005	2004

	(In thousands)
Net income	$88,502	$58,305	$148,101	$87,846
Unrealized holding gains on investments, net of tax expense of $80 and $542 for the three months ended March 31, 2005 and 2004 and of $729 and $924 for the six months ended March 31, 2005 and 2004	132	883	1,189	1,508
Net unrealized gains on commodity hedging transactions, net of tax expense of $7,915 for the three months ended March 31, 2005 and $3 for the six months ended March 31, 2005	12,913	—	5	—
Net unrealized gains (losses) and reclassification of unrealized losses into earnings on interest rate hedging transactions, net of tax expense (benefit) of $527 for the three months ended March 31, 2005 and $(2,718) for the six months ended March 31, 2005	861	—	(4,435)	—

Comprehensive income	$102,408	$59,188	$144,860	$89,354

      Accumulated other comprehensive loss, net of tax, as of March 31, 2005 and September 30, 2004 consisted of the following unrealized gains (losses):

	March 31,	September 30,
	2005	2004

	(In thousands)
Accumulated other comprehensive income (loss):
Unrealized holding gains (losses) on investments	$345	$(844)
Treasury lock agreements	(25,703)	(21,268)
Cash flow hedges	7,588	7,583

	$(17,770)	$(14,529)

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised), Share-Based Payment (SFAS 123(R)). This standard revises SFAS 123, Accounting for Stock-Based Compensation and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. Under SFAS 123(R), public companies will be required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission (SEC) deferred the required effective date of SFAS 123(R) until the beginning of a registrant’s next fiscal year. Accordingly, SFAS 123(R) will become effective for the Company for fiscal 2006 beginning on October 1, 2005.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We will adopt SFAS 123(R) as of October 1, 2005 using the modified prospective method. Under this method, we will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of October 1, 2005, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. We expect that the adoption of SFAS 123(R) will reduce our fiscal 2006 net income by approximately $0.5 million.

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
      The purchase price for the TXU Gas acquisition was approximately $1.9 billion (after preliminary closing adjustments and before transaction costs and expenses), which we paid in cash. We acquired approximately $121 million of working capital of TXU Gas and did not assume any indebtedness of TXU Gas in connection with the acquisition. TXU Gas retained certain assets, provided for the repayment of all of its indebtedness and redeemed all of its preferred stock prior to closing and retained and agreed to pay certain other liabilities under the terms of the acquisition agreement. The purchase price is subject to adjustment for the actual amount of working capital we acquired and other specified matters. We anticipate that the working capital settlement will be finalized during the third quarter of fiscal 2005.
      We funded the purchase price for the TXU Gas acquisition with approximately $235.7 million in net proceeds from our offering of approximately 9.9 million shares of common stock, which we completed on July 19, 2004, and approximately $1.7 billion in net proceeds from our issuance on October 1, 2004 of commercial paper backstopped by a senior unsecured revolving credit agreement, which we entered into on September 24, 2004 for bridge financing for the TXU Gas acquisition. In October 2004, we paid off the outstanding commercial paper used to fund the acquisition through the issuance of senior unsecured notes on October 22, 2004, which generated net proceeds of approximately $1.39 billion, and the sale of 16.1 million shares of common stock on October 27, 2004, which generated net proceeds of $382.0 million.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the fair values of the assets acquired and liabilities assumed on October 1, 2004, in thousands:

Cash purchase price	$1,904,877
Transaction costs and expenses	7,655

Total purchase price	$1,912,532

Net property, plant and equipment	$1,472,295
Accounts receivable	61,519
Gas stored underground	141,664
Other current assets	20,293
Goodwill	484,133
Deferred charges and other assets	41,634
Accounts payable and accrued liabilities	(43,216)
Other current liabilities	(88,060)
Regulatory cost of removal obligation	(138,991)
Deferred income taxes	8,713
Deferred credits and other liabilities	(47,452)

Total	$1,912,532

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
      The table below reflects the unaudited pro forma results of the Company and TXU Gas for the three and six-month periods ended March 31, 2004 as if the acquisition and related financing had taken place at the beginning of fiscal 2004 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	March 31, 2004	March 31, 2004

Operating revenue	$1,623,068	$2,734,578
Net income	91,765	135,149
Net income per diluted share	$1.17	$1.73

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Intangible Assets
      Goodwill and intangible assets are comprised of the following as of March 31, 2005 and September 30, 2004.

	March 31,	September 30,
	2005	2004

	(In thousands)
Goodwill	$718,245	$234,112
Intangible assets	3,799	4,160

Total	$722,044	$238,272

      The following presents our goodwill balance allocated by segment and changes in our balance for the six months ended March 31, 2005:

		Natural Gas	Pipeline and	Other
	Utility	Marketing	Storage	Nonutility
	Segment	Segment	Segment	Segment	Total

	(In thousands)
Balance as of September 30, 2004	$199,400	$24,282	$—	$10,430	$234,112
Intersegment transfer of assets(1)	—	—	10,430	(10,430)	—
TXU Gas acquisition (Note 3)	346,102	—	138,031	—	484,133

Balance as of March 31, 2005	$545,502	$24,282	$148,461	$—	$718,245

(1)	Effective October 1, 2004, we created the pipeline and storage segment which includes the regulated pipeline and storage operations of the Atmos Pipeline — Texas Division as well as the nonregulated pipeline and storage operations of Atmos Pipeline and Storage, LLC, previously included in our other nonutility segment. Accordingly, goodwill allocable to Atmos Pipeline and Storage, LLC was transferred to the pipeline and storage segment.
      During the second quarter of fiscal 2005, we completed our annual goodwill impairment assessment. Based upon the assessment performed, our goodwill was considered to be not impaired.

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

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the fair values of our risk management assets and liabilities by segment at March 31, 2005 and September 30, 2004:

		Natural Gas
	Utility	Marketing	Total

	(In thousands)
March 31, 2005:
Assets from risk management activities, current	$24,367	$5,408	$29,775
Assets from risk management activities, noncurrent	—	267	267
Liabilities from risk management activities, current	—	(10,475)	(10,475)
Liabilities from risk management activities, noncurrent	—	(1,096)	(1,096)

Net assets (liabilities)	$24,367	$(5,896)	$18,471

September 30, 2004:
Assets from risk management activities, current	$25,692	$18,748	$44,440
Assets from risk management activities, noncurrent	—	562	562
Liabilities from risk management activities, current	(34,304)	(5,154)	(39,458)
Liabilities from risk management activities, noncurrent	—	(1,138)	(1,138)

Net assets (liabilities)	$(8,612)	$13,018	$4,406

Utility Hedging Activities
      We use a combination of storage, fixed physical contracts and fixed financial contracts to partially insulate us and our customers against gas price volatility during the winter heating season. Because the gains or losses of financial derivatives used in our utility segment ultimately will be recovered through our rates, current period changes in the assets and liabilities from these risk management activities are recorded as a component of deferred gas costs in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation. Accordingly, there is no earnings impact to our utility segment as a result of the use of financial derivatives. For the 2004-2005 heating season, we hedged approximately 59 percent of our anticipated winter flowing gas requirements at a weighted average cost of approximately $6.23 per Mcf. Our utility hedging activities also include the cost of our Treasury lock agreements which are described in further detail below.

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
      Effective April 1, 2004, we elected to treat our fixed-price forward contracts as normal purchases and sales and ceased marking these contracts to market. As a result, unrealized gains and losses on open derivative contracts which are used to hedge price risk associated with these fixed-price forward contracts, are now recorded as a component of accumulated other comprehensive income and are recognized in earnings as a component of revenue when the hedged volumes are sold.
      For the three and six-month periods ended March 31, 2005, the change in the deferred hedging position in accumulated other comprehensive income was attributable to decreases in future commodity prices relative to the commodity prices stipulated in the derivative contracts, and the recognition for the six months ended March 31, 2005 of $4.2 million in net deferred hedging gains ($8.5 million during the three months ended March 31, 2005) in net income when the derivative contracts matured according to their terms. The net

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deferred hedging gain associated with open cash flow hedges remains subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. Substantially all of the deferred hedging balance as of March 31, 2005 is expected to be recognized in net income during fiscal 2005.
      Under our risk management policies, we seek to match our financial derivative positions to our physical storage positions as well as our expected current and future sales and purchase obligations to maintain no open positions at the end of each trading day. The determination of our net open position as of any day, however, requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. We can also be affected by intraday fluctuations of gas prices, since the price of natural gas purchased or sold for future delivery earlier in the day may not be hedged until later in the day. At times, limited net open positions related to our existing and anticipated commitments may occur. On March 31, 2005, AEH had no net open positions (including existing storage).

Treasury Activities
      During fiscal 2004, we entered into four Treasury lock agreements to fix the Treasury yield component of the interest cost of financing associated with the anticipated issuance of $875 million of long-term debt subsequent to September 30, 2004. This long-term debt was issued on October 22, 2004 and was used to repay a portion of the commercial paper used to fund the TXU Gas acquisition, as described in Note 3. We designated these Treasury lock agreements as cash flow hedges of an anticipated transaction. These Treasury lock agreements were settled in October 2004 with a net $43.8 million payment to the counterparties. This amount will remain in accumulated other comprehensive income and will be recognized as a component of interest expense over the next ten years. During the three and six-month periods ended March 31, 2005, we recognized approximately $1.4 million and $2.3 million of this obligation as a component of interest expense.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt

Long-Term Debt
      Long-term debt at March 31, 2005 and September 30, 2004 consisted of the following:

	March 31,	September 30,
	2005	2004

	(In thousands)
Unsecured floating rate Senior Notes, due 2007	$300,000	$—
Unsecured 4.00% Senior Notes, due 2009	400,000	—
Unsecured 7.375% Senior Notes, due 2011	350,000	350,000
Unsecured 10% Notes, due 2011	2,303	2,303
Unsecured 5.125% Senior Notes, due 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	—
Unsecured 5.95% Senior Notes, due 2034	200,000	—
Medium term notes
Series A, 1995-2, 6.27%, due 2010	10,000	10,000
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
First Mortgage Bonds
Series J, 9.40% due 2021	17,000	17,000
Series P, 10.43% due 2013	10,000	11,250
Series Q, 9.75% due 2020	16,000	16,000
Series T, 9.32% due 2021	18,000	18,000
Series U, 8.77% due 2022	20,000	20,000
Series V, 7.50% due 2007	2,500	4,167
Other term notes due in installments through 2013	8,898	9,830

Total long-term debt	2,264,701	868,550
Less:
Original issue discount on unsecured senior notes and debentures	(3,997)	(1,331)
Current maturities	(5,887)	(5,908)

	$2,254,817	$861,311

      Our unsecured floating rate debt bears interest at a rate equal to the three-month LIBOR rate plus 0.375 percent per year. At March 31, 2005, the interest rate on our floating rate debt was 3.035 percent.

Short-Term Debt
      At March 31, 2005 and September 30, 2004, there were no short-term amounts outstanding under our commercial paper program or bank credit facilities.

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

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
capital needs can vary significantly due to changes in the price of natural gas charged by suppliers and the increased gas supplies required to meet customers’ needs during periods of cold weather.

Committed Credit Facilities
      As of March 31, 2005, we had two short-term committed credit facilities totaling $618.0 million, one of which is an unsecured facility for $600.0 million that bears interest at the Eurodollar rate plus 0.625 percent and serves as a backup liquidity facility for our $600.0 million commercial paper program. At March 31, 2005, no commercial paper was outstanding. We entered into this facility on October 22, 2004 to replace our $350.0 million credit facility that served as the backup liquidity facility for our $350.0 million commercial paper program.
      We have a second unsecured working capital facility in place for $18.0 million that bears interest at the Federal Funds rate plus 0.5 percent. This facility expired on March 31, 2005 and was renewed effective April 1, 2005 with no material changes to its terms and pricing.
      The availability of funds under our credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently meet. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in our $600.0 million credit facility to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At March 31, 2005, our total-debt-to-total-capitalization ratio, as defined, was 60 percent. In addition, both the interest margin over the Eurodollar rate and the fee that we pay on unused amounts under our $600.0 million credit facility are subject to adjustment depending upon our credit ratings.

Uncommitted Credit Facilities
      AEM had a $250.0 million uncommitted demand working capital credit facility that bore interest at the Eurodollar rate plus 2.5 percent that was scheduled to expire on March 31, 2005. On March 30, 2005, the facility was amended and extended to March 31, 2006. This facility is guaranteed by AEH.
      Borrowings under the amended facility can be made either as revolving loans or offshore rate loans. Revolving loan borrowings will bear interest at a floating rate equal to a base rate (defined as the higher of 0.50% per annum above the Federal Funds rate or the lender’s prime rate) plus 0.50%. Offshore rate loan borrowings will bear interest at a floating rate equal to a base rate based upon LIBOR plus an applicable margin, ranging from 1.375% to 1.75% per annum, depending on the excess tangible net worth of AEM, as defined in the credit facility. Borrowings drawn down under letters of credit issued by the banks will bear interest at a floating rate equal to the base rate, as defined above plus an applicable margin, which will range from 1.125% to 2.00% per annum, depending on the excess tangible net worth of AEM and whether the letters of credit are swap-related standby letters of credit.
      AEM is required by the financial covenants in the credit facility to maintain a maximum ratio of total liabilities to tangible net worth of 5 to 1, along with minimum levels of net working capital ranging from $20 million to $50 million. Additionally, AEM must maintain a minimum tangible net worth ranging from $21 million to $51 million, and a maximum cumulative loss from March 30, 2005 ranging from $4 million to $10 million, depending on the total amount of borrowing elected from time to time by AEM. At March 31, 2005, AEM’s ratio of total liabilities to tangible net worth, as defined, was 1.95.
      At March 31, 2005, no amounts were outstanding under this credit facility. However, at March 31, 2005, AEM letters of credit totaling $103.1 million had been issued under the facility and reduce the amount available. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility was $46.9 million at March 31, 2005. Finally, this line of credit is collateralized by a blocked

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
account maintained at AEM whereby collections from customers are deposited into the account, and AEM withdraws funds from the account through an established approval process.
      Atmos Energy Corporation also has an unsecured short-term uncommitted credit line for $25.0 million that is used for working-capital and letter-of-credit purposes. There were no borrowings under this uncommitted credit facility at March 31, 2005, but Atmos Energy Corporation (AEC) letters of credit reduced the amount available by $4.3 million. This uncommitted line is renewed or renegotiated at least annually with varying terms, and we pay no fee for the availability of the line. Borrowings under this line are made on a when- and as-available basis at the discretion of the bank.
      In addition, AEM has a $100.0 million intercompany credit facility with AEC through AEH for its nonutility business which bears interest at the LIBOR rate plus 2.75 percent. Any outstanding amounts under this facility are subordinated to AEM’s $250.0 million uncommitted demand credit facility described above. This facility is used to supplement AEM’s $250.0 million credit facility and has been approved by our state regulators through December 31, 2005. At March 31, 2005, $15.0 million was outstanding under this facility and is eliminated in consolidation.

Debt Covenants
      We have other covenants in addition to those described above. Most of our First Mortgage Bonds contain provisions that allow us to prepay the outstanding balance in whole at any time, subject to a prepayment premium. The First Mortgage Bonds provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after December 31, 1988 may not exceed the sum of accumulated net income for periods after December 31, 1988 plus $15.0 million. At March 31, 2005 approximately $202.4 million of retained earnings was unrestricted with respect to the payment of dividends.
      We were in compliance with all of our debt covenants as of March 31, 2005. If we do not comply with our debt covenants, we may be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions. Our two public debt indentures relating to our senior notes and debentures, as well as our $600.0 million revolving credit agreement, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. In addition, AEM’s credit agreement contains a cross-default provision whereby AEM would be in default if it defaults on other indebtedness, as defined, by at least $250 thousand in the aggregate. Additionally, this agreement contains a provision that would limit the amount of credit available if Atmos is downgraded below an S&P rating of BBB and a Moody’s rating of Baa2.
      Except as described above, we have no triggering events in our debt instruments that are tied to changes in specified credit ratings or stock price, nor have we entered into any transactions that would require us to issue equity based on our credit rating or other triggering events.

7.	Equity
      On February 9, 2005, shareholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares from 100 million to 200 million.
      On October 27, 2004, we completed the public offering of 16.1 million shares of our common stock including the underwriters’ exercise of their overallotment option of 2.1 million shares. The offering was priced at $24.75 and generated net proceeds of approximately $382.0 million. We used the net proceeds from this offering, together with net proceeds of $235.7 million from a public offering we conducted in July 2004 and $1.39 billion received from the issuance of senior unsecured notes to pay off the $1.7 billion in outstanding

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
commercial paper described in Note 3 and fund the remainder of the purchase price for the TXU Gas acquisition.

8.	Earnings Per Share
      Basic and diluted earnings per share at March 31 are calculated as follows:

	For the Three Months		For the Six Months
	Ended March 31		Ended March 31

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Net income	$88,502	$58,305	$148,101	$87,846

Denominator for basic income per share — weighted average common shares	79,270	51,850	77,290	51,666
Effect of dilutive securities:
Restricted and other shares	335	132	330	132
Stock options	155	258	149	259

Denominator for diluted income per share — weighted average common shares	79,760	52,240	77,769	52,057

Income per share — basic	$1.12	$1.12	$1.92	$1.70

Income per share — diluted	$1.11	$1.12	$1.90	$1.69

      There were no out-of-the-money options excluded from the computation of diluted earnings per share for the three months ended March 31, 2005. There were 3,000 out-of-the-money options excluded from the computation of diluted earnings per share for the three months ended March 31, 2004 as their exercise price was greater than the average market price of the common stock during that period.
      There were no out-of-the-money options excluded from the computation of diluted earnings per share for the six months ended March 31, 2005. There were 3,000 out-of-the-money options excluded from the computation of diluted earnings per share for the six months ended March 31, 2004 as their exercise price was greater than the average market price of the common stock during that period.

9.	Interim Pension and Other Post Retirement Benefit Plan Information
      The components of our net periodic pension cost for our pension and other post-retirement benefit plans for the three months ended March 31, 2005 and 2004 are presented below. All of these costs are recoverable

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
through our gas utility rates; however, a portion of these costs is capitalized into our utility rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended March 31

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

	(In thousands)
Components of net periodic pension cost:
Service cost	$3,136	$2,433	$2,478	$1,405
Interest cost	6,017	6,004	2,366	1,751
Expected return on assets	(6,885)	(7,524)	(518)	(396)
Amortization of transition asset	1	24	378	378
Amortization of prior service cost	(2)	(2)	96	96
Amortization of actuarial loss	1,891	2,018	151	—

Net periodic pension cost	$4,158	$2,953	$4,951	$3,234

      The components of our net periodic pension cost for our pension and other post-retirement benefit plans for the six months ended March 31, 2005 and 2004 are as follows:

	Six Months Ended March 31

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

	(In thousands)
Components of net periodic pension cost:
Service cost	$6,272	$4,866	$4,956	$3,130
Interest cost	12,034	12,008	4,732	3,854
Expected return on assets	(13,770)	(15,048)	(1,036)	(731)
Amortization of transition asset	2	48	756	756
Amortization of prior service cost	(4)	(4)	192	192
Amortization of actuarial loss	3,782	4,036	302	635

Net periodic pension cost	$8,316	$5,906	$9,902	$7,836

      The assumptions used to develop our net periodic pension cost for the three and six months ended March 31, 2005 and 2004 are as follows:

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Discount rate	6.25%	6.00%	6.25%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.75%	9.00%	5.30%	5.30%
      We did not contribute to our pension plans during the six months ended March 31, 2005. We are not required to make a minimum funding contribution during fiscal 2005 nor do we anticipate making any voluntary contributions during the remainder of fiscal 2005. During the six months ended March 31, 2005, we contributed $4.5 million to our other post-retirement plans and we expect to contribute a total of $11.7 million to these plans during fiscal 2005.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

Litigation and Environmental Matters
      We are involved in litigation and environmental matters and claims that arise out of our ordinary course of business. While the ultimate results of such litigation and response actions to such environmental matters and claims cannot be predicted with certainty, we believe the final outcome of such litigation and response actions will not have a material adverse effect on our financial condition, results of operations or net cash flows.
      As discussed in our Form 10-Q for the three months ended December 31, 2004, we were the plaintiff in a case styled Energas Company, a Division of Atmos Energy Corporation v. ONEOK Energy Marketing and Trading Company, L.P., ONEOK Westex Transmission, Inc., and ONEOK Energy Marketing and Trading Company II, filed in December 2001, in the 72nd Judicial District in the District Court of Lubbock County, Texas. This case was filed to recover damages resulting from various claims involving the sale, measurement, transportation and balancing of natural gas. This case and all related claims have been settled. The settlement did not have a material effect on our financial condition, results of operations or net cash flows.
      During the six months ended March 31, 2005, there were no other material changes in the status of the litigation and environmental matters that were disclosed in Note 13 to our annual report on Form 10-K for the year ended September 30, 2004. However, with the acquisition of the natural gas distribution and pipeline operations of TXU Gas Company on October 1, 2004, we assumed responsibility for certain litigation and claims that arose in the ordinary course of the business of TXU Gas Company. We believe the final outcome of such litigation and claims will not have a material adverse effect on our financial condition, results of operations or net cash flows.

Purchase Commitments
      AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At March 31, 2005, AEM is committed to purchase 61.3 Bcf within one year, 6.6 Bcf within one to three years and 1.5 Bcf after three years under indexed contracts. AEM is committed to purchase 0.4 Bcf within one year and 0.1 Bcf within one to three years under fixed price contracts with prices ranging from $5.24 to $7.77. Purchases under these contracts totaled $345.3 million and $401.3 million for the three months ended March 31, 2005 and 2004 and $705.4 million and $698.0 million for the six months ended March 31, 2005 and 2004.
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
      Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in this service area which obligate it to purchase specified volumes at market prices. The estimated commitments under these contracts as of March 31, 2005 are as follows (in thousands):

2005	$206,029
2006	135,701
2007	22,931
2008	12,114
2009	9,596
Thereafter	36,094

$422,465

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other
      In January 2005, we signed a letter of intent with a third party to jointly construct, own and operate a 45-mile large diameter natural gas pipeline in the northern portion of the Dallas/ Fort Worth Metroplex. Under terms of the letter of intent, the third party will provide the initial capital to build the pipeline and we will contribute up to $42.5 million within two years of signing of a definitive agreement. The pipeline is currently expected to be placed into service in fiscal 2006.

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
      AEM maintains a provision for credit losses based upon factors surrounding the credit risk of customers, historical trends and other information. We believe, based on our credit policies and our provisions for credit losses, that our financial position, results of operations and cash flows will not be materially affected as a result of nonperformance by any counterparty.
      AEM’s estimated credit exposure is monitored in terms of the percentage of its customers that are rated as investment grade versus non-investment grade. Credit exposure is defined as the total of (1) accounts receivable, (2) delivered, but unbilled physical sales and (3) mark-to-market exposure for sales and purchases. Investment grade determinations are set internally by the credit department, but are primarily based on external ratings provided by Moody’s Investor Service Inc. and/or Standard & Poor’s. For non-rated entities, the default rating for municipalities is investment grade, while the default rating for non-guaranteed industrial and commercial customers is non-investment grade. The table below shows the percentages related to the investment ratings as of March 31, 2005 and September 30, 2004.

	March 31,	September 30,
	2005	2004

Investment grade	50%	55%
Non-investment grade	50%	45%

Total	100%	100%

      The following table presents our derivative counterparty credit exposure by operating segment based upon the unrealized fair value of our derivative contracts that represent assets as of March 31, 2005. Investment grade counterparties have minimum credit ratings of BBB-, assigned by Standard & Poor’s; or Baa3, assigned by Moody’s Investor Service. Non-investment grade counterparties are composed of counterparties that are below investment grade or that have not been assigned an internal investment grade rating due to the short-

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
term nature of the contracts associated with that counterparty. This category is composed of numerous smaller counterparties, none of which is individually significant.

	At March 31, 2005

		Natural Gas
	Utility	Marketing
	Segment(1)	Segment	Consolidated

	(In thousands)
Investment grade counterparties	$24,367	$5,299	$29,666
Non-investment grade counterparties	—	376	376

	$24,367	$5,675	$30,042

(1)	Counterparty risk for our utility segment is minimized because hedging gains and losses are passed through to our customers.

12.	Segment Information
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
      Effective October 1, 2004, we created the pipeline and storage segment which includes the regulated pipeline and storage operations of the Atmos Pipeline — Texas Division and the nonregulated pipeline and storage operations of Atmos Pipeline and Storage, LLC, which was previously included in our other nonutility segment. Segment information for all prior year periods has been restated to reflect our new organizational structure.

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

	For the Three Months Ended March 31, 2005

		Natural Gas	Pipeline	Other
	Utility	Marketing	and Storage	Nonutility	Eliminations	Consolidated

	(In thousands)
Operating revenues from external parties	$1,235,092	$429,598	$19,827	$568	$—	$1,685,085
Intersegment revenues	285	83,293	25,719	710	(110,007)	—

	1,235,377	512,891	45,546	1,278	(110,007)	1,685,085
Purchased gas cost	912,309	501,731	1,718	—	(109,256)	1,306,502

Gross profit	323,068	11,160	43,828	1,278	(751)	378,583
Operating expenses
Operation and maintenance	86,469	4,016	15,532	893	(801)	106,109
Depreciation and amortization	41,181	474	3,642	29	—	45,326
Taxes, other than income	52,220	261	2,398	88	—	54,967

Total operating expenses	179,870	4,751	21,572	1,010	(801)	206,402

Operating income	143,198	6,409	22,256	268	50	172,181
Miscellaneous income	1,974	201	292	616	(2,125)	958
Interest charges	28,062	679	6,228	179	(2,075)	33,073

Income before income taxes	117,110	5,931	16,320	705	—	140,066
Income tax expense	43,459	2,140	5,682	283	—	51,564

Net income	$73,651	$3,791	$10,638	$422	$—	$88,502

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended March 31, 2004

		Natural Gas	Pipeline	Other
	Utility	Marketing	and Storage	Nonutility	Eliminations	Consolidated

	(In thousands)
Operating revenues from external parties	$707,985	$406,112	$2,788	$600	$—	$1,117,485
Intersegment revenues	297	111,106	7,179	87	(118,669)	—

	708,282	517,218	9,967	687	(118,669)	1,117,485
Purchased gas cost	518,820	505,356	5,681	—	(118,498)	911,359

Gross profit	189,462	11,862	4,286	687	(171)	206,126
Operating expenses
Operation and maintenance	54,001	4,357	626	280	(171)	59,093
Depreciation and amortization	22,145	536	429	28	—	23,138
Taxes, other than income	17,845	297	243	96	—	18,481

Total operating expenses	93,991	5,190	1,298	404	(171)	100,712

Operating income	95,471	6,672	2,988	283	—	105,414
Miscellaneous income	1,266	229	17	4,922	(1,978)	4,456
Interest charges	16,106	1,081	340	611	(1,978)	16,160

Income before income taxes	80,631	5,820	2,665	4,594	—	93,710
Income tax expense	30,073	2,398	1,078	1,856	—	35,405

Net income	$50,558	$3,422	$1,587	$2,738	$—	$58,305

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Six Months Ended March 31, 2005

		Natural Gas	Pipeline	Other
	Utility	Marketing	and Storage	Nonutility	Eliminations	Consolidated

	(In thousands)
Operating revenues from external parties	$2,148,498	$862,508	$41,579	$1,124	$—	$3,053,709
Intersegment revenues	560	144,184	47,657	1,513	(193,914)	—

	2,149,058	1,006,692	89,236	2,637	(193,914)	3,053,709
Purchased gas cost	1,568,679	968,688	5,590	—	(192,283)	2,350,674

Gross profit	580,379	38,004	83,646	2,637	(1,631)	703,035
Operating expenses
Operation and maintenance	183,022	7,462	28,542	1,940	(1,731)	219,235
Depreciation and amortization	80,232	978	8,055	58	—	89,323
Taxes, other than income	88,840	170	4,446	166	—	93,622

Total operating expenses	352,094	8,610	41,043	2,164	(1,731)	402,180

Operating income	228,285	29,394	42,603	473	100	300,855
Miscellaneous income	2,946	447	607	1,209	(3,866)	1,343
Interest charges	55,321	1,080	12,399	581	(3,766)	65,615

Income before income taxes	175,910	28,761	30,811	1,101	—	236,583
Income tax expense	65,236	11,708	11,089	449	—	88,482

Net income	$110,674	$17,053	$19,722	$652	$—	$148,101

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Six Months Ended March 31, 2004

		Natural Gas	Pipeline	Other
	Utility	Marketing	and Storage	Nonutility	Eliminations	Consolidated

	(In thousands)
Operating revenues from external parties	$1,168,194	$707,536	$4,157	$1,214	$—	$1,881,101
Intersegment revenues	576	183,511	8,729	182	(192,998)	—

	1,168,770	891,047	12,886	1,396	(192,998)	1,881,101
Purchased gas cost	840,884	861,687	6,008	—	(192,657)	1,515,922

Gross profit	327,886	29,360	6,878	1,396	(341)	365,179
Operating expenses
Operation and maintenance	106,115	7,984	1,276	975	(341)	116,009
Depreciation and amortization	44,637	1,066	848	60	—	46,611
Taxes, other than income	32,285	428	704	187	—	33,604

Total operating expenses	183,037	9,478	2,828	1,222	(341)	196,224

Operating income	144,849	19,882	4,050	174	—	168,955
Miscellaneous income	2,333	352	23	6,111	(3,156)	5,663
Interest charges	33,166	1,873	551	1,061	(3,156)	33,495

Income before income taxes	114,016	18,361	3,522	5,224	—	141,123
Income tax expense	42,347	7,403	1,420	2,107	—	53,277

Net income	$71,669	$10,958	$2,102	$3,117	$—	$87,846

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Balance sheet information at March 31, 2005 and September 30, 2004 by segment is presented in the following tables:

	At March 31, 2005

		Natural	Pipeline
		Gas	and	Other
	Utility	Marketing	Storage	Nonutility	Eliminations	Consolidated

	(In thousands)
ASSETS
Property, plant and equipment, net	$2,817,614	$7,558	$425,004	$1,419	$—	$3,251,595
Investment in subsidiaries	201,732	(1,741)	—	—	(199,991)	—
Current assets Cash and cash equivalents	224,231	22,749	7	139	—	247,126
Cash held on deposit in margin account	—	16,990	—	—	—	16,990
Assets from risk management activities	24,367	7,980	—	—	(2,572)	29,775
Other current assets	608,617	272,297	41,458	18,811	(57,308)	883,875
Intercompany receivables	482,978	—	—	31,662	(514,640)	—

Total current assets	1,340,193	320,016	41,465	50,612	(574,520)	1,177,766
Intangible assets	—	3,799	—	—	—	3,799
Goodwill	545,502	24,282	148,461	—	—	718,245
Noncurrent assets from risk management activities	—	613	—	—	(346)	267
Deferred charges and other assets	231,951	1,379	6,037	21,405	—	260,772

	$5,136,992	$355,906	$620,967	$73,436	$(774,857)	$5,412,444

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$1,632,270	$116,862	$51,792	$33,078	$(201,732)	$1,632,270
Long-term debt	2,247,890	—	—	6,927	—	2,254,817

Total capitalization	3,880,160	116,862	51,792	40,005	(201,732)	3,887,087
Current liabilities
Current maturities of long-term debt	3,917	—	—	1,970	—	5,887
Short-term debt	—	—	—	15,000	(15,000)	—
Liabilities from risk management activities	—	17,609	—	—	(7,134)	10,475
Other current liabilities	583,861	179,089	87,121	7,520	(36,032)	821,559
Intercompany payables	—	44,238	470,402	—	(514,640)	—

Total current liabilities	587,778	240,936	557,523	24,490	(572,806)	837,921
Deferred income taxes	240,348	(3,356)	6,840	1,977	27	245,836
Noncurrent liabilities from risk management activities	—	1,442	—	—	(346)	1,096
Regulatory cost of removal obligation	246,285	—	—	—	—	246,285
Deferred credits and other liabilities	182,421	22	4,812	6,964	—	194,219

	$5,136,992	$355,906	$620,967	$73,436	$(774,857)	$5,412,444

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At September 30, 2004

		Natural	Pipeline
		Gas	and	Other
	Utility	Marketing	Storage	Nonutility	Eliminations	Consolidated

	(In thousands)
ASSETS
Property, plant and equipment, net	$1,669,304	$7,875	$43,784	$1,558	$—	$1,722,521
Investment in subsidiaries	164,300	(1,484)	—	—	(162,816)	—
Current assets
Cash and cash equivalents	182,846	18,734	—	352	—	201,932
Assets from risk management activities	25,692	24,412	—	—	(5,664)	44,440
Other current assets	253,829	170,363	13,473	18,815	(25,740)	430,740
Intercompany receivables	1,995	—	—	16,079	(18,074)	—

Total current assets	464,362	213,509	13,473	35,246	(49,478)	677,112
Intangible assets	—	4,160	—	—	—	4,160
Goodwill	199,400	24,282	10,430	—	—	234,112
Noncurrent assets from risk management activities	—	734	—	—	(172)	562
Deferred charges and other assets	207,019	1,661	25	22,711	—	231,416

	$2,704,385	$250,737	$67,712	$59,515	$(212,466)	$2,869,883

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$1,133,459	$103,376	$28,499	$32,425	$(164,300)	$1,133,459
Long-term debt	853,472	—	—	7,839	—	861,311

Total capitalization	1,986,931	103,376	28,499	40,264	(164,300)	1,994,770
Current liabilities
Current maturities of long-term debt	3,917	—	—	1,991	—	5,908
Short-term debt	—	—	—	—	—	—
Liabilities from risk management activities	34,304	11,407	—	—	(6,253)	39,458
Other current liabilities	236,257	124,577	24,014	7,558	(23,304)	369,102
Intercompany payables	—	9,906	8,168	—	(18,074)	—

Total current liabilities	274,478	145,890	32,182	9,549	(47,631)	414,468
Deferred income taxes	208,325	(3,360)	6,961	1,977	27	213,930
Noncurrent liabilities from risk management activities	—	1,700	—	—	(562)	1,138
Regulatory cost of removal obligation	103,579	—	—	—	—	103,579
Deferred credits and other liabilities	131,072	3,131	70	7,725	—	141,998

	$2,704,385	$250,737	$67,712	$59,515	$(212,466)	$2,869,883

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Atmos Energy Corporation
      We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation as of March 31, 2005, and the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.
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
May 6, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
      The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2004.

Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995
      The statements contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company’s documents or oral presentations, the words “anticipate”, “believe”, “expect”, “estimate”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company’s strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: adverse weather conditions, such as warmer than normal weather in the Company’s utility service territories or colder than normal weather that could adversely affect our natural gas marketing activities; regulatory trends and decisions, including deregulation initiatives and the impact of rate proceedings before various state regulatory commissions; market risks beyond our control affecting our risk management activities including market liquidity, commodity price volatility and counterparty creditworthiness; national, regional and local economic conditions; the Company’s ability to continue to access the capital markets; the effects of inflation and changes in the availability and prices of natural gas, including the volatility of natural gas prices; increased competition from energy suppliers and alternative forms of energy; risks relating to the acquisition of the TXU Gas operations, including without limitation, the Company’s increased indebtedness resulting from the acquisition and the successful integration of the TXU Gas operations; and other uncertainties, which may be discussed herein, all of which are difficult to predict and many of which are beyond the control of the Company. A more detailed discussion of these risks and uncertainties may be found in the Company’s Form 10-K for the year ended September 30, 2004. Accordingly, while the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, the Company undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.
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
      Through our nonutility businesses we provide natural gas management, transportation, storage and marketing services to industrial customers, municipalities and other local distribution companies located in 18 states. Additionally, we provide natural gas transportation and storage services to certain of our utility operations and to third parties.

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
      Fiscal 2005 has been highlighted by our acquisition of the natural gas distribution and pipeline operations of TXU Gas Company (TXU Gas). The TXU Gas operations we acquired are regulated businesses engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas. Through these newly acquired operations, we provide gas distribution services to approximately 1.5 million residential and business customers in Texas, including the Dallas/ Fort Worth metropolitan area. We also now own and operate a system consisting of 6,162 miles of gas transmission and gathering lines and five underground storage reservoirs in Texas. On April 1, 2005, we assumed the operations of a Waco, Texas call center and all call center services provided by TXU Gas under a transitional services agreement were terminated. We intend to close the purchase of the related assets on October 1, 2005.
      The purchase price for the TXU Gas acquisition was approximately $1.9 billion, before transaction costs and expenses, which we paid in cash. We funded the purchase price for the TXU Gas acquisition with approximately $235.7 million in net proceeds from our offering of approximately 9.9 million shares of common stock, which we completed on July 19, 2004, and approximately $1.7 billion in net proceeds from our issuance on October 1, 2004 of commercial paper backstopped by a senior unsecured revolving credit agreement, which we entered into on September 24, 2004 for bridge financing for the TXU Gas acquisition. In October 2004, we paid off the outstanding commercial paper used to fund the acquisition through the issuance of senior unsecured notes on October 22, 2004, which generated net proceeds of approximately $1.4 billion and the sale of 16.1 million shares of common stock on October 27, 2004, which generated net proceeds of approximately $382.0 million.
      As a result of the acquisition, effective October 1, 2004, we created the pipeline and storage segment which includes the regulated pipeline and storage operations of the Atmos Pipeline — Texas Division and the nonregulated pipeline and storage operations of Atmos Pipeline and Storage, LLC, which was previously included in our other nonutility segment.

      The TXU Gas acquisition essentially doubled the size of the Company. The following table presents selected financial information for the Mid-Tex Division and Atmos Pipeline — Texas Division operations for the three and six-month periods ended March 31, 2005:

	Three Months Ended		Six Months Ended
	March 31, 2005		March 31, 2005

	Mid-Tex	Atmos Pipeline —	Mid-Tex	Atmos Pipeline —
	Division	Texas Division	Division	Texas Division

	(In thousands, unless otherwise noted)
Operating revenues	$522,410	$41,862	$924,658	$80,376
Gross profit	131,155	41,358	245,114	76,225
Operation and maintenance	39,368	14,931	79,439	27,449
Depreciation and amortization	17,349	3,317	33,082	7,404
Taxes, other than income	33,416	2,223	53,023	4,095
Operating income	41,022	20,887	79,570	37,277
Miscellaneous income (expense)	586	(105)	996	9
Interest charges	12,001	5,979	23,441	11,746
Income tax expense	9,964	5,109	20,049	8,943
Net income	$19,643	$9,694	$37,076	$16,597

Utility sales volumes — MMcf	56,484	NA	96,634	NA
Utility transportation volumes — MMcf	13,669	NA	25,468	NA

Total utility throughput — MMcf	70,153	NA	122,102	NA

Pipeline transportation volumes — MMcf	NA	84,208	NA	156,961

Heating Degree Days — Percent of Normal	82%	NA	80%	NA
      The impact of the TXU Gas acquisition, combined with continued strong performance in our natural gas marketing segment contributed to the following financial results during the six-months ended March 31, 2005:

•	Our utility segment net income increased $39.0 million. The increase reflects the impact of the acquisition of the Mid-Tex operations ($37.1 million) and the effect of rate increases in our West Texas and Mississippi jurisdictions that were not in effect during the first six months of fiscal 2004, partially offset by weather (adjusted for WNA) in our historical operations that was five percent warmer than normal and two percent warmer than the prior year.

•	Our natural gas marketing segment net income increased $6.1 million during the six months ended March 31, 2005 compared with the six months ended March 31, 2004. The increase in natural gas marketing net income primarily reflects favorable results from the management of our storage portfolio partially offset with an unfavorable movement in the forward indices used to value our storage financial instruments.

•	Our pipeline and storage segment contributed $19.7 million in net income for the six months ended March 31, 2005 compared with $2.1 million for the six-month period ended March 31, 2004, primarily reflecting the acquisition of the Atmos Pipeline — Texas Division ($16.6 million).

•	Our total debt to capitalization ratio at March 31, 2005 was 58.1 percent compared with 43.3 percent at September 30, 2004 reflecting the impact of the financing for the TXU Gas acquisition.

•	Operating cash flow provided $400.1 million compared with $290.6 million, reflecting increased net income, more effective net working capital management partially offset by lower than expected utility sales volumes due to the effect of warmer weather and seasonably unfavorable purchased gas cost recoveries.

•	Capital expenditures increased to $137.5 million from $83.7 million primarily reflecting spending for the Mid-Tex Division ($45.8 million) and the Atmos Pipeline — Texas Division ($7.9 million).
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
      Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the year ended September 30, 2004 and includes the following:

•	Regulation

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Derivatives and Hedging Activities

•	Impairment Assessments

•	Pension and Other Postretirement Plans
      There have been no significant changes to these critical accounting policies during the six months ended March 31, 2005.

Results of Operations
      The following table presents our financial highlights for the three and six-month periods ended March 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	March 31		March 31

	2005	2004	2005	2004

	(In thousands, unless otherwise noted)
Operating revenues	$1,685,085	$1,117,485	$3,053,709	$1,881,101
Gross profit	378,583	206,126	703,035	365,179
Operating expenses	206,402	100,712	402,180	196,224
Operating income	172,181	105,414	300,855	168,955
Miscellaneous income	958	4,456	1,343	5,663
Interest charges	33,073	16,160	65,615	33,495
Income before income taxes	140,066	93,710	236,583	141,123
Income tax expense	51,564	35,405	88,482	53,277
Net income	$88,502	$58,305	$148,101	$87,846

Utility sales volumes — MMcf	128,195	77,184	219,152	127,865
Utility transportation volumes — MMcf	31,904	20,647	59,882	38,145

Total utility throughput — MMcf	160,099	97,831	279,034	166,010

Natural gas marketing sales volumes — MMcf	66,644	67,172	126,940	126,089

Pipeline transportation volumes — MMcf	84,208	—	156,961	—

Heating degree days(1)
Actual (weighted average)	1,422	1,772	2,415	3,012
Percent of normal	90%	97%	89%	96%
Consolidated utility average transportation revenue per Mcf	$0.53	$0.42	$0.55	$0.43
Consolidated utility average cost of gas per Mcf sold	$7.12	$6.72	$7.16	$6.58

(1)	Adjusted for service areas that have weather normalized operations.

      The following tables show our operating income by segment for the three-month and six-month periods ended March 31, 2005 and 2004. The presentation of our utility operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	For the Three Months Ended March 31

	2005		2004

	Operating	Heating Degree Days	Operating	Heating Degree Days
	Income	Percent of Normal(4)	Income	Percent of Normal(4)

	(In thousands, except degree day information)
Colorado-Kansas	$16,248	97%	$11,119	100%
Kentucky	10,758	100%	11,242	100%
Louisiana	16,250	74%	21,445	93%
Mid-States	24,705	95%	23,513	98%
Mid-Tex(1)	41,022	82%	—	—
Mississippi(2)	18,509	100%	17,131	100%
West Texas	15,302	99%	9,501	94%
Other	404	—	1,520	—

Utility segment	143,198	90%	95,471	97%
Natural gas marketing segment	6,409	—	6,672	—
Pipeline and storage segment(3)	22,256	—	2,988	—
Other nonutility segment	318	—	283	—

Consolidated operating income	$172,181	90%	$105,414	97%

	For the Six Months Ended March 31

	2005		2004

	Operating	Heating Degree Days	Operating	Heating Degree Days
	Income	Percent of Normal(4)	Income	Percent of Normal(4)

	(In thousands, except degree day information)
Colorado-Kansas	$24,483	98%	$19,357	100%
Kentucky	16,603	98%	17,806	99%
Louisiana	22,583	78%	29,701	92%
Mid-States	35,843	93%	37,384	96%
Mid-Tex(1)	79,570	80%	—	—
Mississippi(2)	27,116	95%	25,364	100%
West Texas	21,088	100%	14,167	91%
Other	999	—	1,070	—

Utility segment	228,285	89%	144,849	96%
Natural gas marketing segment	29,394	—	19,882	—
Pipeline and storage segment(3)	42,603	—	4,050	—
Other nonutility segment	573	—	174	—

Consolidated operating income	$300,855	89%	$168,955	96%

Notes to preceding tables:

(1)	Operating income for the Mid-Tex Division reflects operating income since October 1, 2004.

(2)	The name of this division was changed from the Mississippi Valley Gas Company Division in April 2005.

(3)	Operating income for the pipeline and storage segment reflects operating income for the Atmos Pipeline — Texas Division since October 1, 2004.

(4)	Adjusted for service areas that have weather normalized operations.

                  Three Months Ended March 31, 2005 compared with Three Months Ended March 31, 2004

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
      The effects of weather that is above or below normal are partially offset through weather normalization adjustments, or WNA, in certain of our service areas. WNA allows us to increase the base rate portion of customers’ bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. As of March 31, 2005, we had, or received regulatory approvals for, WNA in the following service areas for the following periods, which covered approximately 1.1 million meters:

Georgia	October – May
Kansas	October – May
Kentucky	November – April
Mississippi	November – May
Tennessee	November – April
Amarillo, Texas	October – May
West Texas	October – May
Lubbock, Texas	October – May
Virginia(1)	January – December

(1)	Effective beginning in July 2005.
      The Atmos Energy Mid-Tex Division does not have WNA. However, its operations benefit from a rate structure that combines a monthly customer charge with a declining block rate schedule to mitigate the impact of warmer-than-normal weather on revenue. The combination of the monthly customer charge and the customer billing under the first block of the declining block rate schedule provides for the recovery of most of our fixed costs for such operations under most weather conditions. However, this rate structure is not as beneficial during periods where weather is significantly warmer than normal.

Operating Income
      Utility gross profit increased to $323.1 million for the three months ended March 31, 2005 from $189.5 million for the three months ended March 31, 2004. Total throughput for our utility business was 160.1 billion cubic feet (Bcf) during the current year compared to 97.8 Bcf in the prior year.

      The increase in utility gross profit margin primarily reflects the impact of the acquisition of the Mid-Tex Division resulting in an increase in utility gross profit margin and total throughput of $131.2 million and 70.2 Bcf. Gross profit margin in our historical operations increased by $2.4 million compared with the prior year quarter. Increases in gross profit attributable to rate increases in our Mississippi and West Texas jurisdictions and the recognition of a $1.9 million refund to our customers in our Colorado service area in the prior year quarter were partially offset by lower gross profit margins, primarily in our Louisiana service area, due to weather (as adjusted for jurisdictions with weather-normalized operations) that was three percent warmer than the prior year quarter. Additionally, gross profit margin was adversely impacted by the lack of cold weather in patterns sufficient to encourage customers to increase their heat load consumption.
      Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes other than income taxes, increased to $179.9 million for the three months ended March 31, 2005 from $94.0 million for the three months ended March 31, 2004. Operation and maintenance expense increased by $32.5 million primarily due to the addition of $39.4 million in operation and maintenance expenses associated with the Mid-Tex Division, partially offset by the impact of cost control efforts in our historical utility operations and a lower provision for doubtful accounts due to exceptional customer accounts receivable collection efforts. Taxes other than income taxes increased $34.4 million, primarily due to additional franchise, payroll and property taxes associated with the Mid-Tex assets acquired in October 2004. Franchise and state gross receipts taxes are paid by our customers as a component of their monthly bills. Although these amounts are offset in revenues through customer billings, timing differences between when the expense is incurred and is recovered may impact our net income on a temporary basis. However, there is no permanent effect on net income. Depreciation and amortization expense increased $19.0 million, which primarily reflects the inclusion of depreciation associated with the Mid-Tex assets ($17.3 million).
      As a result of the aforementioned factors, our utility segment operating income for the three months ended March 31, 2005 increased to $143.2 million from $95.5 million for the three months ended March 31, 2004.

Interest Charges
      Interest charges allocated to the utility segment for the three months ended March 31, 2005 increased to $28.1 million from $16.1 million for the three months ended March 31, 2004. The increase was attributable to the interest expense associated with the issuance of long-term debt to finance the acquisition of the Mid-Tex Division in October 2004.

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
      To optimize the storage and transportation capacity we own or control, we participate in transactions in which we combine the natural gas commodity and transportation costs to minimize our costs incurred to serve our customers by identifying the lowest cost alternative within the natural gas supplies, transportation and markets to which we have access. Additionally, we engage in natural gas storage transactions in which we seek to find and profit from the pricing differences that occur over time. We purchase physical natural gas and then sell financial contracts at the most advantageous price to lock in a gross profit margin. Through the use of transportation and storage services and derivative contracts, we are able to capture gross profit margin through the arbitrage of pricing differences in various locations and by recognizing pricing differences that occur over time.

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
      Our natural gas marketing segment’s gross profit margin was comprised of the following for the three months ended March 31, 2005 and 2004:

	March 31

	2005	2004

	(In thousands, except
	storage balances)
Storage Activities
Realized margin	$14,669	$2,358
Unrealized margin	(20,545)	(6,678)

Total Storage Activities	(5,876)	(4,320)
Marketing Activities
Realized margin	17,236	16,662
Unrealized margin	(200)	(480)

Total Marketing Activities	17,036	16,182

Gross profit	$11,160	$11,862

Ending storage balance (Bcf)	11.0	5.8

      Our natural gas marketing segment’s gross profit margin was $11.2 million for the three months ended March 31, 2005 compared to gross profit of $11.9 million for the three months ended March 31, 2004. Natural gas marketing sales volumes were 74.8 Bcf during the three months ended March 31, 2005 compared with 81.2 Bcf for the prior year period. Excluding intersegment sales volumes, natural gas marketing sales volumes were 66.6 Bcf during the current year period compared with 67.2 Bcf in the prior year period. The decrease in consolidated natural gas marketing sales volumes primarily was due to warmer-than-normal weather across our market areas partially offset by focusing our marketing efforts on higher margin customers. Gross profit margin from our natural gas marketing segment for the three months ended March 31, 2005 included an unrealized loss of $20.7 million compared with an unrealized loss of $7.2 million in the prior-year period.
      The contribution to gross profit from our storage activities was a loss of $5.9 million for the three months ended March 31, 2005 compared to a loss of $4.3 million for the three months ended March 31, 2004. The $1.6 million decrease primarily was attributable to a $13.9 million decrease in the unrealized storage contribution as a result of an unfavorable movement during the three months ended March 31, 2005 in the forward indices used to value the storage financial instruments combined with greater physical natural gas storage quantities at March 31, 2005 compared to the prior year period. This decrease was partially offset by a $12.3 million improvement in the realized storage contribution for the three months ended March 31, 2005 compared to the prior year period due to higher physical storage volumes and more favorable arbitrage spreads from increased market volatility.
      In April 2005, we contracted for an additional 8.5 Bcf of storage capacity and may further increase the amount of our storage capacity during the remainder of fiscal 2005; therefore, the impact of price volatility on our unrealized storage contribution could become more significant in future periods.
      Our marketing activities contributed $17.0 million to our gross profit for the three months ended March 31, 2005 compared to $16.2 million for the three months ended March 31, 2004. The increase in the marketing contribution primarily was attributable to focusing our marketing efforts on higher margin customers.
      Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes other than income taxes, decreased to $4.8 million for the three months ended March 31, 2005 from $5.2 million for the three months ended March 31, 2004. The decrease in operating expense was attributable primarily to a decrease in contract labor costs due to systems and process improvements in the natural gas marketing segment.
      The decrease in gross profit margin, partially offset by lower operating expenses resulted in a decrease in our natural gas marketing segment operating income to $6.4 million for the three months ended March 31, 2005 compared with operating income of $6.7 million for the three months ended March 31, 2004.

Pipeline and Storage Segment
      Our pipeline and storage segment consists of the regulated pipeline and storage operations of the Atmos Pipeline — Texas Division and the nonregulated pipeline and storage operations of Atmos Pipeline and Storage, LLC, which were previously included in our other nonutility segment. The Atmos Pipeline — Texas Division supplies natural gas to the Atmos Energy Mid-Tex Division and transports natural gas for third parties and manages five underground storage reservoirs in Texas. We also provide ancillary services customary in the pipeline industry including parking arrangements, blending and sales of inventory on hand. These operations represent one of the largest intrastate pipeline operations in Texas with a heavy concentration in the established natural gas-producing areas of central, northern and eastern Texas, extending into or near the major producing areas of the Texas Gulf Coast and the Delaware and Val Verde Basins of West Texas. Nine basins located in Texas are estimated to contain a substantial portion of the nation’s remaining onshore natural gas reserves. This pipeline system provides access to all of these basins.
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

Operating Income
      Pipeline and storage gross profit increased to $43.8 million for the three months ended March 31, 2005 from $4.3 million for the three months ended March 31, 2004. Total pipeline transportation volumes were 158.9 Bcf during the three months ended March 31, 2005 compared with 2.8 Bcf for the prior year period. Excluding intersegment transportation volumes, total pipeline transportation volumes were 84.2 Bcf during the current year period.
      The increase in pipeline and storage gross profit margin primarily reflects the impact of the acquisition of the Atmos Pipeline — Texas Division resulting in an increase in pipeline and storage gross profit margin and total transportation volumes of $41.4 million and 84.2 Bcf. The $1.9 million decrease in the gross profit generated by Atmos Pipeline and Storage, LLC primarily reflects an unrealized loss of $1.5 million compared with an unrealized gain in the prior year quarter of $0.4 million.

      Operating expenses increased to $21.6 million for the three months ended March 31, 2005 from $1.3 million for the three months ended March 31, 2004 due to the addition of $20.5 million in operating expenses associated with the Atmos Pipeline — Texas Division. As the Atmos Pipeline — Texas Division is a regulated entity, franchise and state gross receipts taxes are paid by our customers; thus, these amounts are offset in revenues through customer billings and have no effect on net income. Included in operating expense was $2.4 million associated with taxes other than income taxes, of which $2.2 million was associated with our Atmos Pipeline — Texas Division.
      As a result of the aforementioned factors, our pipeline and storage segment operating income for the three months ended March 31, 2005 increased to $22.3 million from $3.0 million for the three months ended March 31, 2004.

Interest Charges
      Interest charges allocated to this segment for the three months ended March 31, 2005 increased to $6.2 million from $0.3 million for the three months ended March 31, 2004. The increase was attributable to the interest expense associated with the issuance of long-term debt to finance the acquisition of the Atmos Pipeline — Texas Division in October 2004.

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
      Operating income for this segment primarily reflects the leasing income associated with two sales-type lease transactions completed in 2001 and 2002. Operating income during the three months ended March 31, 2005 was flat compared with the prior year quarter.
      Miscellaneous income for the three months ended March 31, 2005 was $0.6 million compared with $4.9 million for the three months ended March 31, 2004. The $4.3 million decrease was primarily attributable to the recognition of a $4.9 million pretax gain associated with the sale by U.S. Propane L.P. (USP) of its general and limited partnership interests in Heritage Propane Partners, L.P. during the second quarter of fiscal 2004.
Six Months Ended March 31, 2005 Compared with Six Months Ended March 31, 2004

Utility Segment

Operating Income
      Utility gross profit increased to $580.4 million for the six months ended March 31, 2005 from $327.9 million for the six months ended March 31, 2004. Total throughput for our utility business was 279.0 billion cubic feet (Bcf) during the current year compared to 166.0 Bcf in the prior year.
      The increase in utility gross profit margin primarily reflects the impact of the acquisition of the Mid-Tex Division resulting in an increase in utility gross profit margin and total throughput of $245.1 million and 122.1 Bcf. The $7.4 million increase in the gross profit generated from our historical operations primarily reflects rate increases in our Mississippi and West Texas jurisdictions that were absent in the prior year period coupled with the recognition of a $1.9 million refund to our customers in our Colorado service area in the prior year period. These increases were partially offset by lower gross profit margins, primarily in our Louisiana service area, due to weather (as adjusted for jurisdictions with weather-normalized operations) that was five percent warmer than normal and two percent warmer than the prior year period. Additionally, gross profit margin was adversely impacted by the lack of cold weather in patterns sufficient to encourage customers to increase their heat load consumption.
      Operating expenses increased to $352.1 million for the six months ended March 31, 2005 from $183.0 million for the six months ended March 31, 2004. Operation and maintenance expense increased by $76.9 million primarily due to the addition of $79.4 million in operation and maintenance expenses associated with the Mid-Tex Division offset by cost control efforts in our historical utility operations and a lower provision for doubtful accounts due to exceptional customer accounts receivable collection efforts. Taxes other than income taxes increased $56.6 million, primarily due to additional franchise, payroll and property taxes associated with the Mid-Tex assets acquired in October 2004. Franchise and state gross receipts taxes are paid by our customers as a component of their monthly bills. Although these amounts are offset in revenues through customer billings, timing differences between when the expense is incurred and is recovered may impact our net income on a temporary basis. However, there is no permanent effect on net income. Depreciation and amortization expense increased $35.6 million, which primarily reflects the inclusion of depreciation associated with the Mid-Tex assets ($33.1 million).
      As a result of the aforementioned factors, our utility segment operating income for the six months ended March 31, 2005 increased to $228.3 million from $144.8 million for the six months ended March 31, 2004.

Interest Charges
      Interest charges allocated to the utility segment for the six months ended March 31, 2005 increased to $55.3 million from $33.2 million for the six months ended March 31, 2004. The increase was attributable to the interest expense associated with the issuance of long-term debt to finance the acquisition of the Mid-Tex Division in October 2004.

Natural Gas Marketing Segment

Operating Income
      Our natural gas marketing segment’s gross profit margin was comprised of the following for the six months ended March 31, 2005 and 2004:

	March 31

	2005	2004

	(In thousands, except
	storage balances)
Storage Activities
Realized margin	$17,259	$4,145
Unrealized margin	(8,027)	(2,606)

Total Storage Activities	9,232	1,539
Marketing Activities
Realized margin	30,835	27,269
Unrealized margin	(2,063)	552

Total Marketing Activities	28,772	27,821

Gross profit	$38,004	$29,360

Ending storage balance (Bcf)	11.0	5.8

      Our natural gas marketing segment’s gross profit margin was $38.0 million for the six months ended March 31, 2005 compared to gross profit of $29.4 million for the six months ended March 31, 2004. Natural gas marketing sales volumes were 141.0 Bcf during the six months ended March 31, 2005 compared with 151.4 Bcf for the prior year period. Excluding intersegment sales volumes, natural gas marketing sales volumes were 126.9 Bcf during the current year period compared with 126.1 Bcf in the prior year period. The slight increase in consolidated natural gas marketing sales volumes was primarily due to focusing our marketing efforts on higher margin opportunities partially offset by warmer-than-normal weather across our market areas. Gross profit margin from our natural gas marketing segment for the six months ended March 31, 2005 included an unrealized loss of $10.1 million compared with an unrealized loss of $2.1 million in the prior-year period.
      The contribution to gross profit from our storage activities was a gain of $9.2 million for the six months ended March 31, 2005 compared to a gain of $1.5 million for the six months ended March 31, 2004. The $7.7 million improvement primarily was attributable to a $13.1 million improvement in the realized storage contribution, partially offset by a $5.4 million decrease in the unrealized storage contribution for the six months ended March 31, 2005 compared to the prior year period. The improvement in the realized storage contribution for the six months ended March 31, 2005 primarily was due to higher physical storage volumes and more favorable arbitrage spreads from increased market activity. The decrease in unrealized income in the current period was primarily attributable to an unfavorable movement during the six months ended March 31, 2005 in the forward indices used to value the storage financial instruments combined with greater physical natural gas storage quantities at March 31, 2005 compared to the prior year period.
      Our marketing activities contributed $28.8 million to our gross profit for the six months ended March 31, 2005 compared to $27.8 million for the six months ended March 31, 2004. The increase in the marketing contribution primarily was attributable to improved realized margins resulting from focusing our marketing efforts on higher margin customers, partially offset by the recognition of previously unrealized losses related to the open fixed-price forward contracts that were designated as cash flow hedges on April 1, 2004.
      Operating expenses decreased to $8.6 million for the six months ended March 31, 2005 from $9.5 million for the six months ended March 31, 2004. The decrease in operating expense was attributable primarily to a decrease in contract labor costs due to systems and process improvements in the natural gas marketing segment.
      The improved gross profit margin and lower operating expenses resulted in an increase in our natural gas marketing segment operating income to $29.4 million for the six months ended March 31, 2005 compared with operating income of $19.9 million for the six months ended March 31, 2004.

Pipeline and Storage Segment

Operating Income
      Pipeline and storage gross profit increased to $83.6 million for the six months ended March 31, 2005 from $6.9 million for the six months ended March 31, 2004. Total pipeline transportation volumes were 288.9 Bcf during the six months ended March 31, 2005 compared with 5.2 Bcf for the prior year period. Excluding intersegment transportation volumes, total pipeline transportation volumes were 157.0 Bcf during the current year period.
      The increase in pipeline and storage gross profit margin primarily reflects the impact of the acquisition of the Atmos Pipeline — Texas Division resulting in an increase in pipeline and storage gross profit margin and total transportation volumes of $76.2 million and 157.0 Bcf. The $0.5 million increase in the gross profit generated by Atmos Pipeline and Storage, LLC primarily reflects an unrealized gain of $0.2 million compared with and unrealized loss in the prior year period of $0.4 million.
      Operating expenses increased to $41.0 million for the six months ended March 31, 2005 from $2.8 million for the six months ended March 31, 2004 due to the addition of $38.9 million in operating expenses associated with the Atmos Pipeline — Texas Division. As the Atmos Pipeline — Texas Division is a regulated entity, franchise and state gross receipts taxes are paid by our customers; thus, these amounts are offset in revenues through customer billings and have no effect on net income. Included in operating expense was $4.4 million associated with taxes other than income taxes, of which $4.1 million was associated with our Atmos Pipeline — Texas Division.

      As a result of the aforementioned factors, our pipeline and storage segment operating income for the six months ended March 31, 2005 increased to $42.6 million from $4.1 million for the six months ended March 31, 2004.

Interest charges
      Interest charges allocated to this segment for the six months ended March 31, 2005 increased to $12.4 million from $0.6 million for the six months ended March 31, 2004. The increase was attributable to the interest expense associated with the issuance of long-term debt to finance the acquisition of the Atmos Pipeline — Texas Division in October 2004.

Other Nonutility Segment
      Operating income during the six months ended March 31, 2005 was flat compared with the prior year quarter and reflects the absence of a one time charge of $0.4 million associated with the wind-down of a noncore business.
      Miscellaneous income for the six months ended March 31, 2005 was $1.2 million, compared with income of $6.1 million for the six months ended March 31, 2004. The $4.9 million decrease was attributable primarily to the recognition of a $4.9 million pretax gain associated with the sale by USP of its general and limited partnership interests in Heritage Propane Partners, L.P. during the second quarter of fiscal 2004.
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

Capitalization
      The following presents our capitalization as of March 31, 2005 and September 30, 2004:

	March 31, 2005		September 30, 2004

	(In thousands, except percentages)
Short-term debt	$—	—	$—	—
Long-term debt	2,260,704	58.1%	867,219	43.3%
Shareholders’ equity	1,632,270	41.9%	1,133,459	56.7%

Total capitalization, including short-term debt	$3,892,974	100.0%	$2,000,678	100.0%

      Total debt as a percentage of total capitalization, including short-term debt, was 58.1 percent at March 31, 2005, and 43.3 percent at September 30, 2004. The increase in the debt to capitalization ratio was attributable to the issuance of $1.39 billion in senior unsecured long-term debt, partially offset by the issuance of 16.1 million shares of our common stock in October 2004 to partially finance the TXU Gas acquisition. Our ratio of total debt to capitalization is typically greater during the winter heating season as we make additional short-term borrowings to fund natural gas purchases and meet our working capital requirements. Within three to five years from the closing of the acquisition, we intend to reduce our capitalization ratio to a target range of 53 to 55 percent through cash flow generated from operations, continued issuance of new common stock under our Direct Stock Purchase Plan and Retirement Savings Plan, access to the equity capital markets and reduced annual maintenance and capital expenditures.

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
      For the six months ended March 31, 2005, we generated operating cash flow of $400.1 million compared with $290.6 million for the six months ended March 31, 2004. Our cash flow from operating activities was affected by the following:

•	Favorable movements during the six months ended March 31, 2005 in the market indices used to value our risk management assets and liabilities favorably impacted operating cash flow by $19.3 million. However, unfavorable movements in the market indices used to value our natural gas marketing segment risk management assets and liabilities resulted in a net liability for that segment. Accordingly, under the terms of the associated derivative contracts, we were required to deposit $17.0 million into a margin account, which resulted in a $34.9 million unfavorable impact to operating cash flow compared with the prior year period.

•	The timing of cash collections from our customers unfavorably impacted operating cash flow by $72.0 million.

•	The timing of payments for accounts payable and other accrued liabilities favorably affected operating cash flow by $147.0 million.

•	Increases in our natural gas inventories attributable to lower utility sales volumes, a 9 percent higher utility average cost of gas and increased natural gas marketing natural gas inventory levels compared with the prior year period resulted in a $26.5 million decrease in operating cash flows.

•	The lag between the time period when we purchase our natural gas and the period in which we can include this cost in our gas rates resulted in a decrease in operating cash flows of $62.4 million.

•	Other working capital and other changes positively affected operating cash flow by $139.0 million, primarily related to improved net income ($60.3 million) and increases in the amounts added back to net income for depreciation and amortization ($42.7 million) and deferred income taxes ($32.5 million).

Cash flows from investing activities
      During the last three years, a substantial portion of our cash resources was used to fund acquisitions, our ongoing construction program to provide natural gas services to our customer base, enhance the integrity of our pipelines and improvements to information systems. Capital expenditures for fiscal 2005 are expected to range from $340 million to $350 million. Of this amount, approximately $185 — $195 million is expected to be incurred by the Mid-Tex Division and Atmos Pipeline — Texas Division.
      For the six months ended March 31, 2005, we incurred $137.5 million for capital expenditures compared with $83.7 million for the six months ended March 31, 2004. Capital expenditures for the six months ended March 31, 2005 include approximately $45.8 million for the Atmos Energy Mid-Tex Division and $7.9 million for the Atmos Pipeline — Texas Division.
      Our cash used for investing activities for the six months ended March 31, 2005 reflects the $1.9 billion cash paid for the TXU Gas acquisition including related transaction costs and expenses. The final purchase price is subject to adjustment for the actual amount of working capital we acquired and other specified matters. We anticipate that the purchase price will be finalized during the third quarter of fiscal 2005. Cash flow from investing activities for the six months ended March 31, 2004 reflect the receipt of $24.7 million from the sale of our limited and general partnership interests in USP in January 2004.

Cash flows from financing activities
      For the six months ended March 31, 2005, our financing activities provided $1.7 billion in cash compared with a use of cash of $133.2 million for the prior year period. Our significant financing activities for the six months ended March 31, 2005 and 2004 are summarized as follows:

•	In October 2004, we sold 16.1 million common shares, including the underwriters’ exercise of their overallotment option of 2.1 million shares, under a new shelf registration statement declared effective in September 2004, generating net proceeds of $382.0 million. Additionally, we issued senior unsecured debt under the shelf registration statement consisting of $400 million of 4.00% senior notes due 2009, $500 million of 4.95% senior notes due 2014, $200 million of 5.95% senior notes due 2034 and $300 million of floating rate senior notes due 2007. The floating rate notes will bear interest at a rate equal to the three-month LIBOR rate plus 0.375 percent per year. The net proceeds received from the sale of these senior notes were $1.39 billion. The net proceeds from these issuances, combined with the net proceeds from our July 2004 offering were used to pay off the approximately $1.7 billion in outstanding commercial paper backstopped by a senior unsecured revolving credit agreement, which we entered into on September 24, 2004 for bridge financing for the TXU Gas acquisition.

•	During the six months ended March 31, 2005 we borrowed and repaid all amounts borrowed under our commercial paper program. During the six months ended March 31, 2004, we repaid $118.6 million under our commercial paper program. Strong operating cash flow in each quarter provided sufficient funds to enable us to repay all outstanding amounts under our commercial paper program as of March 31, 2005 and March 31, 2004.

•	We repaid $3.8 million of long-term debt during the six months ended March 31, 2005 compared with $5.5 million during the six months ended March 31, 2004. The decreased payments during the current quarter reflected the timing of the maturities of our various debt obligations.

•	During the six months ended March 31, 2005 we paid $49.2 million in cash dividends compared with dividend payments of $31.6 million for the six months ended March 31, 2004. The increase in dividends paid over the prior year period reflects the 27.6 million increase in the number of common shares outstanding and an increase in the dividend rate from $0.61 per share during the six months ended March 31, 2004 to $0.62 per share during the six months ended March 31, 2005.

•	During the six months ended March 31, 2005 we issued 1.0 million shares of common stock, in addition to the 16.1 million common shares issued in our October 2004 public offering, which generated net proceeds of $26.0 million. The following table summarizes the issuances for the six months ended March 31, 2005 and 2004:

	Six Months Ended
	March 31

	2005	2004

Shares issued:
Retirement Savings Plan	242,810	164,059
Direct Stock Purchase Plan	240,910	296,833
Outside Directors Stock-for-Fee Plan	1,242	1,627
Long-Term Incentive Plan	492,801	297,676
Public Offering	16,100,000	—

Total shares issued	17,077,763	760,195

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

Credit Facilities
      We maintain both committed and uncommitted credit facilities. Borrowings under our uncommitted credit facilities are made on a when-and-as-needed basis at the discretion of the bank. Our credit capacity and the amount of unused borrowing capacity are affected by the seasonal nature of the natural gas business and our short-term borrowing requirements, which are typically highest during colder winter months. Our working capital needs can vary significantly due to changes in the price of natural gas charged by suppliers and the increased gas supplies required to meet customers’ needs during periods of cold weather. Our cash needs for working capital and capital expenditures have increased substantially as a result of the acquisition of the natural gas distribution and pipeline operations of TXU Gas. On October 22, 2004, we replaced our $350.0 million credit facility with a new $600.0 million committed credit facility that serves as a backup liquidity facility for our commercial paper program. We believe this facility, combined with our operating cash flow will be sufficient to fund these increased working capital needs. On March 30, 2005, AEM amended and extended its uncommitted demand working capital credit facility to March 31, 2006. These facilities are described in further detail in Note 6 to the condensed consolidated financial statements.

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

Debt Covenants
      We are required by the financial covenants in our $600.0 million credit facility to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At March 31, 2005, our total-debt-to-total-capitalization ratio, as defined, was 60 percent.
      AEM is required by the financial covenants in its uncommitted demand working capital facility to maintain a maximum ratio of total liabilities to tangible net worth of 5 to 1, along with minimum levels of net working capital ranging from $20 million to $50 million. Additionally, AEM must maintain a minimum tangible net worth ranging from $21 million to $51 million, and its maximum cumulative loss from March 30, 2005 cannot exceed $4 million to $10 million, depending on the total amount of borrowing elected from time to time by AEM. At March 31, 2005, AEM’s ratio of total liabilities to tangible net worth, as defined, was 1.95.
      Our First Mortgage Bonds provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after December 31, 1988, may not exceed the sum of our accumulated net income for periods after December 31, 1988, plus $15.0 million. At March 31, 2005, approximately $202.4 million of retained earnings was unrestricted with respect to the payment of dividends.
      We were in compliance with all of our debt covenants as of March 31, 2005. If we do not comply with our debt covenants, we may be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions. Our two public debt indentures relating to our senior notes and debentures, as well as our $600.0 million revolving credit agreement, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. In addition, AEM’s credit agreement contains a cross-default provision whereby AEM would be in default if it defaults on other indebtedness, as defined, by at least $250 thousand in the aggregate. Additionally, this agreement contains a provision that would limit the amount of credit available if Atmos is downgraded below an S&P rating of BBB and a Moody’s rating of Baa2.
      Except as described above, we have no triggering events in our debt instruments that are tied to changes in specified credit ratings or stock price, nor have we entered into any transactions that would require us to issue equity based on our credit rating or other triggering events.

Contractual Obligations and Commercial Commitments
      As a result of the issuance of our unsecured senior notes in October 2004 our contractual obligations associated with our long-term debt and interest expense increased since September 30, 2004.
      The following table reflects the significant changes in our contractual obligations as of March 31, 2005. There were no other significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2005.

	Payments Due by Period

		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years

	(In thousands)
Contractual Obligations
Long-term debt(1)	$2,264,701	$5,887	$312,874	$411,678	$1,534,262
Interest charges	1,268,716	118,242	234,249	210,648	705,577
Gas purchase commitments(2)	422,465	206,029	158,632	21,710	36,094

(1)	See Note 6 to the consolidated financial statements.

(2)	Gas purchase commitments were determined based upon contractually determined volumes at prices estimated based upon the index specified in the contract, adjusted for estimated basis differentials and contractual discounts as of March 31, 2005.

      Additionally, in January 2005, we signed a letter of intent with a third party to jointly construct, own and operate a 45-mile large diameter natural gas pipeline in the northern portion of the Dallas/ Fort Worth Metroplex. Under terms of the letter of intent, the third party will provide the initial capital to build the pipeline and we will contribute up to $42.5 million within two years of signing a definitive agreement.

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
      We record our derivatives as a component of risk management assets and liabilities, which are classified as current or noncurrent based upon the anticipated settlement date of the underlying derivative. Substantially all of our derivative financial instruments are valued using external market quotes and indices. The following tables show the components of the change in the fair value of our utility and natural gas marketing commodity derivative contracts for the three and six months ended March 31, 2005 and 2004:

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004

		Natural Gas		Natural Gas
	Utility	Marketing	Utility	Marketing

	(In thousands)
Fair value of contracts at beginning of period	$(9,412)	$5,214	$5,699	$1,270
Contracts realized/settled	(6,276)	(4,907)	(842)	(529)
Fair value of new contracts	(173)	—	20	26
Other changes in value	40,228	(6,203)	(4,583)	420

Fair value of contracts at end of period	$24,367	$(5,896)	$294	$1,187

	Six Months Ended		Six Months Ended
	March 31, 2005		March 31, 2004

		Natural Gas		Natural Gas
	Utility	Marketing	Utility	Marketing

	(In thousands)
Fair value of contracts at beginning of period	$(8,612)	$13,018	$(7,739)	$10,144
Contracts realized/settled	(45,397)	(16,534)	(4,145)	(5,194)
Fair value of new contracts	(2,854)	—	322	(797)
Other changes in value	81,230	(2,380)	11,856	(2,966)

Fair value of contracts at end of period	$24,367	$(5,896)	$294	$1,187

      The fair value of our utility and natural gas marketing derivative contracts at March 31, 2005, is segregated below by time period and fair value source:

	Fair Value of Contracts at March 31, 2005

	Maturity in Years

				Greater	Total Fair
Source of Fair Value	Less than 1	1-3	4-5	Than 5	Value

	(In thousands)
Prices actively quoted	$19,214	$(279)	$—	$—	$18,935
Prices provided by other external sources	100	8	—	—	108
Prices based on models and other valuation methods	(14)	(558)	—	—	(572)

Total Fair Value	$19,300	$(829)	$—	$—	$18,471

Storage and Hedging Outlook
      AEM participates in transactions in which it seeks to find and profit from pricing differences that occur over time. AEM purchases physical natural gas and then sells financial contracts at the most advantageous price to lock in a gross profit margin. AEM is able to capture gross profit margin through the arbitrage of pricing differences in various locations and by recognizing pricing differences that occur over time.
      Natural gas inventory is marked to market monthly using the Inside FERC (iFERC) price at the end of each month with changes in fair value recognized as unrealized gains and losses in the period of change. Derivatives associated with our natural gas inventory, which are designated as fair value hedges, are marked to market each month based upon the NYMEX price with changes in fair value recognized as unrealized gains and losses in the period of change. The difference in the indices used to mark to market our physical inventory (iFERC) and the related fair-value hedge (NYMEX) is reported as a component of revenue and can result in volatility in our reported net income. Over time, gains and losses on the sale of storage gas inventory will be offset by gains and losses on the fair-value hedges; therefore, the economic gross profit AEM captured in the original transaction remains essentially unchanged.
      AEM continually manages its positions to enhance the future economic profit it captured in the original transaction. Therefore, AEM may change its scheduled injection and withdrawal plans from one time period to another based on market conditions or adjust the amount of storage capacity it holds on a discretionary basis in an effort to achieve this objective. AEM monitors the impacts of these profit optimization efforts by estimating the forecasted gross profit margin that it captured through the purchase and sale of physical natural gas and the associated financial derivatives. The forecasted gross profit margin, less the effect of unrealized gains or losses recognized in the financial statements, provides a measure of the net increase or decrease in the gross profit margin that could occur in future periods if the optimization efforts are fully successful.
      As of March 31, 2005, based upon AEM’s derivatives position and inventory withdrawal schedule, the forecasted gross profit margin was approximately $8.0 million. Approximately $9.0 million of net unrealized losses were recorded in the financial statements as of March 31, 2005. Therefore, the projected increase in future gross profit margin is approximately $17.0 million.
      The forecasted gross profit margin calculation is based upon planned injection and withdrawal schedules, and the realization of the forecasted gross profit margin is contingent upon the execution of this plan, weather and other execution factors. Since AEM actively manages and optimizes its portfolio to enhance the future profitability of its storage position, it may change its scheduled injection and withdrawal plans from one time period to another based on market conditions. Therefore, we cannot assure that the forecasted gross profit margin or the projected increase in future gross profit margin calculated as of March 31, 2005 will be fully realized in the future or in what time period. Further, if we experience operational or other issues which limit our ability to optimally manage our stored gas positions, permanent impacts on earnings may result.

Pension and Postretirement Benefits Obligations
      For the six months ended March 31, 2005 and 2004 our total net periodic pension and other benefits cost was $18.2 million and $13.7 million. All of these costs are recoverable through our gas utility rates; however, a portion of these costs is capitalized into our utility rate base. The remaining costs are recorded as a component of operation and maintenance expense.
      The increase in total net periodic pension and other benefits cost during the current year period compared with the prior year period primarily reflects an increase in our service cost associated with an increase in the number of employees due to the TXU Gas acquisition, which increased our service cost. Additionally, we increased our discount rate and reduced our assumed rate of return on our pension plan assets for fiscal 2005, which increased our service and interest cost and reduced our expected return on plan assets, which partially offsets our net periodic pension and other benefits cost.
      We did not contribute to our pension plans during the six months ended March 31, 2005. We are not required to make a minimum funding contribution nor do we anticipate making any voluntary contributions during fiscal 2005. During the six months ended March 31, 2005, we contributed $4.5 million to our other post-retirement plans and we expect to contribute a total of $11.7 million to these plans during fiscal 2005.
      Although we did not assume the existing employee benefit liabilities or plans of TXU Gas, we agreed to give certain transitioned employees credit for years of TXU Gas service under our pension plan. For purposes of our post-retirement medical plan, we received a credit of $18.9 million against the purchase price to permit us to provide partial past service credits for retiree medical benefits under our retiree medical plan. The $18.9 million credit approximates the actuarially determined present value of the accumulated benefits related to the past service of the transferred employees.

Operating Statistics and Other Information
      The following tables present certain operating statistics for our utility, natural gas marketing, pipeline and storage and other nonutility segments for the three and six-month periods ended March 31, 2005 and 2004.

Utility Sales and Statistical Data

	Three Months Ended		Six Months Ended
	March 31		March 31

	2005(1)	2004	2005(1)	2004

METERS IN SERVICE, end of period
Residential	2,884,807	1,507,992	2,884,807	1,507,992
Commercial	279,194	152,763	279,194	152,763
Industrial	2,789	2,482	2,789	2,482
Agricultural	10,070	8,987	10,070	8,987
Public-authority and other	8,752	10,177	8,752	10,177

Total meters	3,185,612	1,682,401	3,185,612	1,682,401

HEATING DEGREE DAYS(2)
Actual (weighted average)	1,422	1,772	2,415	3,012
Percent of normal	90%	97%	89%	96%
UTILITY SALES VOLUMES — MMcf(3)
Gas sales volumes
Residential	78,477	46,874	129,246	74,381
Commercial	37,048	19,112	64,911	32,468
Industrial	9,648	6,543	17,891	12,792
Agricultural	60	310	126	805
Public authority and other	2,962	4,345	6,978	7,419

Total gas sales volumes	128,195	77,184	219,152	127,865
Utility transportation volumes	33,845	26,112	63,586	46,792

Total utility throughput	162,040	103,296	282,738	174,657

UTILITY OPERATING REVENUES (000’s)(3)
Gas sales revenues
Residential	$780,890	$437,719	$1,304,033	$701,268
Commercial	325,305	172,407	590,297	287,971
Industrial	69,422	45,806	135,922	90,352
Agricultural	587	2,097	1,262	5,131
Public-authority and other	29,742	35,037	62,172	56,946

Total utility gas sales revenues	1,205,946	693,066	2,093,686	1,141,668
Transportation revenues	17,312	8,970	33,744	17,071
Other gas revenues	12,119	6,246	21,628	10,031

Total utility operating revenues	$1,235,377	$708,282	$2,149,058	$1,168,770

Utility average transportation revenue per Mcf	$0.51	$0.34	$0.53	$0.36
Utility average cost of gas per Mcf sold	$7.12	$6.72	$7.16	$6.58
See footnotes following these tables.

Natural Gas Marketing, Pipeline and Storage and Other Nonutility Operations Sales and Statistical Data

	Three Months Ended		Six Months Ended
	March 31		March 31

	2005	2004	2005	2004

CUSTOMERS, end of period
Industrial	632	620	632	620
Municipal	78	77	78	77
Other	474	210	474	210

Total	1,184	907	1,184	907

NATURAL GAS MARKETING SALES VOLUMES — MMcf(3)	74,834	81,152	140,972	151,356
PIPELINE TRANSPORTATION VOLUMES — MMcf(3)	158,923	2,801	288,917	5,231
OPERATING REVENUES (000’s)(3)
Natural gas marketing	$512,891	$517,218	$1,006,692	$891,047
Pipeline and storage	45,546	9,967	89,236	12,886
Other nonutility	1,278	687	2,637	1,396

Total operating revenues	$559,715	$527,872	$1,098,565	$905,329

Notes to preceding tables:

(1)	The operational and statistical information includes the operations of the Mid-Tex Division and Atmos Pipeline — Texas Division since the October 1, 2004 acquisition date.

(2)	A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to compare relative temperatures between one geographic area and another. Normal degree days are based on 30-year average National Weather Service data for selected locations. Degree day information for the three and six month periods ended March 31, 2005 and 2004 is adjusted for the Kentucky Division, the Mississippi Division and certain service areas included within the Colorado-Kansas Division, the Mid-States Division and the West Texas Division, which have weather normalized operations.

(3)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

Recent Ratemaking Activity
      The following discusses our recent ratemaking activities during fiscal 2005. The amounts described below represent the gross revenues that were requested or received in the rate filing, which may not necessarily reflect the increase in operating income obtained, as certain operating costs may have increased as a result of a commission’s final ruling.
      Mississippi. The Mississippi Public Service Commission (MPSC) typically requires that we file for rate adjustments every six months. Beginning with the November 2004 filing, rate filings have been made in May and November of each year and the rate adjustments typically become effective in the following July and January. During the second quarter of fiscal 2005, we agreed with the MPSC to suspend our May 2005 semi-annual filing to allow sufficient time for us and the MPSC to undertake a comprehensive review in an effort improve our rate design and the ratemaking process.
      In September 2004, the MPSC authorized additional annualized revenue of $4.7 million on our May 2004 filing, which became effective on June 1, 2004. However, the MPSC also disallowed certain deferred costs totaling $2.8 million. We withdrew our appeal regarding the MPSC’s decision regarding this disallowance.
      We filed our second semiannual filing for 2004 on November 5, 2004, requesting rate adjustments of $6.0 million in annualized revenue. The MPSC allowed us to include $3.0 million in annualized revenue into our rates effective January 1, 2005. In February 2005, we entered into a stipulation agreement with the Mississippi Public Utilities Staff that provides for an additional $1.3 million in annualized revenue that is retroactive to January 2005, which was approved by the MPSC during the second quarter of fiscal 2005.
      Mid-Tex. In December 2004, we made a filing under the Gas Reliability Infrastructure Program (GRIP) to include approximately $32.0 million of distribution and pipeline capital expenditures made by TXU Gas during calendar year 2003, which will result in additional revenues of approximately $6.8 million. In March 2005, the Railroad Commission of Texas (the Commission) approved the environs (outside of the city limits) portion of the filing. The Mid-Tex Division is continuing to work to obtain approval for the filing from the cities in its service area. We expect these capital costs will be recovered through a monthly customer charge beginning in the second half of fiscal 2005. The allowed rate of return is 8.258 percent.
      In September 2004, the Mid-Tex Division filed its 36-Month Gas Contract Review with the Railroad Commission of Texas (the Commission). This proceeding involves a prudency review of gas purchases totaling $2.2 billion made by the Mid-Tex Division from November 1, 2000 through October 31, 2003. The proceeding has involved informal discussions in preparation for potential settlement discussions. A formal procedural schedule has been adopted providing for formal discovery and a formal hearing has been established for June 2005 in the event that settlement can not be reached.
      The Mid-Tex Division is also pursuing an appeal to the Travis County District Court of the Final Order in its last systemwide rate case completed in May 2004 to obtain a return of and on its investment associated with the Poly I replacement pipe that was originally disallowed in the last rate case. Additionally, the Mid-Tex Division is seeking the right to surcharge for gas cost underrecoveries. The case has been assigned to a judge and a briefing schedule has been established.
      During the first quarter of fiscal 2005, the Mid-Tex Division pursued a filing initiated by TXU Gas seeking authorization of a surcharge to recover the rate case expenses incurred by the Mid-Tex Division, Atmos Pipeline — Texas Division, and the intervening cities in connection with their last systemwide rate case completed in May 2004. The filing also covered the estimated expenses to prosecute the aforementioned recovery docket and the severed dockets from the systemwide rate case. On January 25, 2005, the Commission issued an order authorizing the recovery of the $10.2 million of expenses over a 3-year period with interest.
      Atmos Pipeline-Texas. Concurrent with our Mid-Tex Division GRIP filing in December 2004, we also made a GRIP filing for our regulated pipeline to include approximately $12.0 million of distribution and pipeline capital expenditures made by TXU Gas during calendar year 2003, which will result in additional revenues of approximately $1.8 million. The Commission approved this filing in March 2005. These capital costs will be recovered through a monthly customer charge beginning in April 2005. The allowed rate of return is 8.258 percent.
      Louisiana. During the second quarter of 2005, the Louisiana Division implemented a rate increase of $3.3 million in its LGS service area. This increase resulted from our Rate Stabilization Clause filing in 2004 and is subject to refund pending the final resolution of that filing. As the rate increase is subject to refund, we have not recognized the effects of this increase in our results of operations for the three and six months ended March 31, 2005.

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
      We conduct risk management activities through both our utility and natural gas marketing segments. In our utility segment, we use a combination of storage, fixed physical contracts and fixed financial contracts to protect us and our customers against unusually large winter period gas price increases. In our natural gas marketing segment, we manage our exposure to the risk of natural gas price changes and lock-in our gross profit margin through a combination of storage and financial derivatives including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. Our risk management activities and related accounting treatment are described in further detail in Note 5 to the condensed consolidated financial statements. Additionally, our earnings are affected by changes in short-term interest rates as a result of our issuance of short-term commercial paper, the issuance of floating rate debt in October 2004 and our other short-term borrowings.
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
      For our utility segment, we use a sensitivity analysis to estimate commodity price risk. For purposes of this analysis, we estimate commodity price risk by applying a hypothetical 10 percent increase in the portion of our gas cost related to fixed-price non-regulated sales. Based on projected non-regulated gas sales for the remainder of fiscal 2005, a hypothetical 10 percent increase in fixed prices, based upon the March 31, 2005 three month market strip, would increase our purchased gas cost by approximately $5.1 million for the remainder of fiscal 2005.

Natural gas marketing segment
      Our natural gas marketing segment is also exposed to risks associated with changes in the market price of natural gas. For our natural gas marketing segment, we use a sensitivity analysis to estimate commodity price risk. For purposes of this analysis, we estimate commodity price risk by applying a $0.50 change in the forward NYMEX price to our net open position (including existing storage) at the end of each period. Because AEH had no net open positions (including existing storage) at March 31, 2005 there would be no impact on our consolidated net income due to fluctuations in the forward NYMEX price.

Interest Rate Risk
      Our earnings are exposed to changes in short-term interest rates associated with our short-term commercial paper program and other short-term borrowings. We use a sensitivity analysis to estimate our short-term interest rate risk. For purposes of this analysis, we estimate our short-term interest rate risk as the difference between our actual interest expense for the period and estimated interest expense for the period assuming a hypothetical average one percent increase in the interest rates associated with our short term borrowings. Had interest rates associated with our short term borrowings increased by an average of one percent, our interest expense would have increased by approximately $0.4 million during the six months ended March 31, 2005.
      We also assess market risk for our fixed-rate, long-term obligations. We estimate market risk for our fixed-rate, long-term obligations as the potential increase in fair value resulting from a hypothetical one percent decrease in interest rates associated with these debt instruments. Fair value is estimated using a discounted cash flow analysis. Assuming this one percent hypothetical decrease, the fair value of our fixed-rate, long-term obligations would have increased by approximately $171.4 million.
      As of March 31, 2005 we were not engaged in other activities that would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates or market commodity prices.

Item 4.	Controls and Procedures
      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, the Chairman, President and Chief Executive Officer, and the Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures continue to be effective. Such disclosure controls and procedures are controls and procedures designed to ensure that all information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods set forth in applicable Securities and Exchange Commission rules and forms.
      In addition, our management, including the Chairman, President and Chief Executive Officer, and the Senior Vice President and Chief Financial Officer, evaluated our internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d). Based upon that evaluation, management has concluded that there has been no change in such internal control during the second quarter of fiscal 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      During the six months ended March 31, 2005 there were no material changes in the status of the litigation and environmental matters that were disclosed in Note 13 to our annual report on Form 10-K for the year ended September 30, 2004 except as disclosed in Note 10 to the condensed consolidated financial statements for the three months and six months ended March 31, 2005. With the acquisition of the natural gas distribution and pipeline operations of TXU Gas Company on October 1, 2004, we assumed responsibility for certain litigation and claims that arose in the ordinary course of the business of TXU Gas Company. We believe the final outcome of such litigation and claims will not have a material adverse effect on our financial condition, results of operations or net cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      At the Annual Meeting of Shareholders of Atmos Energy Corporation on February 9, 2005, 69,682,922 votes were cast as follows:

		Votes	Votes	Non
	Votes FOR	Withheld	Abstaining	Votes

Class I Directors:
Travis W. Bain II	68,784,090	898,832	—	—
Dan Busbee	67,527,549	2,155,373	—	—
Richard K. Gordon	67,311,614	2,371,308	—	—
Gene C. Koonce	69,001,916	681,006	—	—

Class II Director:
Nancy K. Quinn	68,787,916	895,006	—	—

Approval of amendment to the Articles of Incorporation to increase the number of authorized shares from 100,000,000 to 200,000,000:	64,288,928	5,016,823	377,162	9
      The other directors will continue to serve until the expiration of their terms. The term of the Class I directors, Travis W. Bain II, Dan Busbee, Richard K. Gordon and Gene C. Koonce, will expire in 2008. The term of the Class II directors, Richard W. Cardin, Thomas C. Meredith, Nancy K. Quinn and Richard Ware II will expire in 2006. The term of the Class III directors, Robert W. Best, Thomas J. Garland, Phillip E. Nichol and Charles K. Vaughan, will expire in 2007.

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

John P. Reddy
Senior Vice President and Chief Financial Officer
(Duly authorized signatory)
Date: May 10, 2005

EXHIBITS INDEX
Item 6(a)

Exhibit		Page
Number	Description	Number

3(I)	Amended and Restated Articles of Incorporation of Atmos Energy Corporation (as of February 9, 2005)
12	Computation of ratio of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.