Form 10-K
period 2005-09-30
ATMOS ENERGY CORP
filed 2005-11-18
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check whether the recipient is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate by check whether the recipient is a shell company (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2005, was $2,085,825,303.
      As of November 11, 2005, the registrant had 80,613,517 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Definitive Proxy Statement to be filed for the Annual Meeting of Shareholders on February 8, 2006 are incorporated by reference into Part III of this report.

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AES	Atmos Energy Services, LLC
APB	Accounting Principles Board
APS	Atmos Pipeline and Storage, LLC
ATO	Trading symbol for Atmos Energy Corporation common stock on the New York Stock Exchange
Bcf	Billion cubic feet
COSO	Committee of Sponsoring Organizations of the Treadway Commission
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
Fitch	Fitch Ratings, Ltd.
FSP	FASB Staff Position
GRIP	Gas Reliability Infrastructure Program
Heritage	Heritage Propane Partners, L.P.
iFERC	Inside FERC
LGS	Louisiana Gas Service Company and LGS Natural Gas Company, which were acquired July 1, 2001
LPSC	Louisiana Public Service Commission
Mcf	Thousand cubic feet
MDWQ	Maximum daily withdrawal quantity
MMcf	Million cubic feet
Moody’s	Moody’s Investor Services, Inc.
MPSC	The Mississippi Public Service Commission
MVG	Mississippi Valley Gas Company, which was acquired December 3, 2002
NYMEX	New York Mercantile Exchange, Inc.
NYSE	New York Stock Exchange
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
TXU Gas	TXU Gas Company, which was acquired on October 1, 2004
USP	U.S. Propane, L.P.
VCC	The Virginia Corporation Commission
WNA	Weather Normalization Adjustment

PART I
      The terms “we,” “our,” “us,” “Atmos” and “Atmos Energy” refer to Atmos Energy Corporation and its subsidiaries, unless the context suggests otherwise.

ITEM 1.	Business
Overview
      Atmos Energy Corporation, (AEC), headquartered in Dallas, Texas, is engaged primarily in the natural gas utility business as well as other natural gas nonutility businesses. We are one of the country’s largest natural-gas-only distributors based on number of customers and one of the largest intrastate pipeline operators in Texas based upon miles of pipe. As of September 30, 2005 we distributed natural gas through sales and transportation arrangements to approximately 3.2 million residential, commercial, public authority and industrial customers through our seven regulated utility divisions, which covered service areas in 12 states. Our primary service areas are located in Colorado, Kansas, Kentucky, Louisiana, Mississippi, Tennessee and Texas. We have more limited service areas in Georgia, Illinois, Iowa, Missouri and Virginia. In addition, we transport natural gas for others through our distribution system.
      Through our nonutility businesses, we primarily provide natural gas management and marketing services to municipalities, other local gas distribution companies and industrial customers in 22 states and natural gas transportation and storage services to certain of our utility divisions and to third parties.
Operating Segments
      Our operations are divided into four segments:

•	the utility segment, which includes our regulated natural gas distribution and related sales operations,

•	the natural gas marketing segment, which includes a variety of nonregulated natural gas management services,

•	the pipeline and storage segment, which includes our regulated and nonregulated natural gas transmission and storage services and

•	the other nonutility segment, which includes all of our other nonregulated nonutility operations.
Strategy
      Our overall strategy is to:

•	deliver superior shareholder value

•	improve the quality and consistency of earnings growth, while operating our natural gas utility and nonutility businesses exceptionally well and

•	enhance and strengthen a culture built on our core values.
      Over the last five years, we have grown through several acquisitions, including our acquisition in April 2001 of the remaining 55 percent interest in Woodward Marketing, L.L.C. that we did not already own, our acquisition in July 2001 of the assets of Louisiana Gas Service Company, our acquisition in December 2002 of Mississippi Valley Gas Company (MVG) and our acquisition on October 1, 2004 of the natural gas distribution and pipeline operations of TXU Gas Company (TXU Gas).
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

      The purchase price for the TXU Gas acquisition was approximately $1.9 billion (after closing adjustments and before transaction costs and expenses), which we paid in cash. We acquired approximately $112 million of working capital and did not assume any indebtedness of TXU Gas in connection with the acquisition. TXU Gas retained certain assets, provided for the repayment of all of its indebtedness and redeemed all of its preferred stock prior to closing and retained and agreed to pay certain other liabilities under the terms of the acquisition agreement.
      We funded the purchase price for the TXU Gas acquisition with approximately $235.7 million in net proceeds from our offering of approximately 9.9 million shares of common stock, which we completed on July 19, 2004, and approximately $1.7 billion in net proceeds from our issuance on October 1, 2004 of commercial paper backstopped by a senior unsecured revolving credit agreement, which we entered into on September 24, 2004 for bridge financing for the TXU Gas acquisition. In October 2004, we repaid the commercial paper used to fund the acquisition through the issuance of senior unsecured notes on October 22, 2004 which generated net proceeds of approximately $1.39 billion and the sale of 16.1 million shares of common stock on October 27, 2004, which generated net proceeds of approximately $382.5 million before other offering costs.
      We have experienced over 20 consecutive years of increasing dividends and earnings growth after giving effect to our acquisitions. We have achieved this record of growth while operating our utility operations efficiently by managing our operating and maintenance expenses, leveraging our technology, such as our 24-hour call centers, to achieve more efficient operations, focusing on regulatory rate proceedings to increase revenue as our costs increase and mitigating weather-related risks through weather-normalized rates in many of our service areas. Additionally, we have strengthened our nonutility business by increasing gross profit margins, actively pursuing opportunities to increase the amount of storage available to us and expanding commercial opportunities on our intrastate Texas pipeline.
      Our core values include focusing on our employees and customers while conducting our business with honesty and integrity. We continue to strengthen our culture through ongoing communications with our employees and enhanced employee training.
Utility Segment Overview
      We operate our utility segment through the following seven regulated natural gas utility divisions:

•	Atmos Energy Colorado-Kansas Division,

•	Atmos Energy Kentucky Division,

•	Atmos Energy Louisiana Division,

•	Atmos Energy Mid-States Division,

•	Atmos Energy Mid-Tex Division (acquired October 2004),

•	Atmos Energy Mississippi Division (formerly known as the Mississippi Valley Gas Company Division) and

•	Atmos Energy West Texas Division.
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
      In addition to weather, our financial results are affected by the cost of natural gas and economic conditions in the areas that we serve. Higher gas costs, which we are generally able to pass through to our customers under purchased gas adjustment clauses, may cause customers to conserve, or, in the case of industrial customers, to use alternative energy sources. Higher gas costs may also adversely impact our accounts receivable collections, resulting in higher bad debt expense and may require us to increase borrowings under our credit facilities resulting in higher interest expense.
      The effect of weather that is above or below normal is partially offset through weather normalization adjustments, or WNA, as approved by the regulators in certain of our service areas. WNA allows us to increase customers’ bills to offset lower gas usage when weather is warmer than normal and decrease customers’ bills to offset higher gas usage when weather is colder than normal. As of September 30, 2005 we had WNA in the following service areas for the following periods, which covered approximately 1.0 million of our meters in service:

Tennessee	November — April
Georgia	October — May
Mississippi(1)	November — May
Kentucky	November — April
Kansas	October — May
Amarillo, Texas	October — May
West Texas	October — May
Lubbock, Texas	October — May
Virginia(2)	January — December

(1)	Beginning in October 2005, the WNA period for Mississippi will be November — April.

(2)	Effective beginning in July 2005.
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
      Our natural gas supply comes from a variety of third party providers and from gas held in storage. We anticipate that the natural gas supply for the upcoming winter heating season will be provided by a variety of suppliers, including independent producers, marketers and pipeline companies, in addition to withdrawals of gas from storage. Additionally, the natural gas supply for our Mid-Tex Division includes peaking and spot purchase agreements. We also contract for storage service in underground storage facilities on many of the interstate pipelines serving us. We estimate the peak-day availability of natural gas supply from long-term contracts, short-term contracts and withdrawals from underground storage to be approximately 4.2 Bcf. The peak-day demand for our utility operations in fiscal 2005 was on December 23, 2004, when sales to customers reached approximately 3.5 Bcf.
      Supply arrangements are contracted from our suppliers on a firm basis with various terms at market prices. The firm supply consists of both base load and swing supply quantities. Base load quantities are those that flow at a constant level throughout the month and swing supply quantities provide the flexibility to change daily quantities to match increases or decreases in requirements related to weather conditions. Except for local production purchases, we select suppliers through a competitive bidding process by requesting proposals from suppliers that have demonstrated that they can provide reliable service. We select these suppliers based on their ability to deliver gas supply to our designated firm pipeline receipt points at the lowest cost. Major suppliers during fiscal 2005 were Anadarko Energy Services, BP Energy Company, Chevron Corporation, ConocoPhillips Company, Cross Timbers Energy Services, Inc., Devon Gas Services, L.P., Enbridge Marketing (US) L.P., Oneok Energy Services Company, L.P., Tenaska Marketing and Atmos Energy Marketing, LLC, our natural gas marketing subsidiary.

      The combination of base load, peaking and spot purchase agreements, coupled with the withdrawal of gas held in storage, allows us the flexibility to adjust to changes in weather, which minimizes our need to enter into firm commitments.
      Also, to maintain our deliveries to high priority customers, we have the ability, and have exercised our right, to curtail deliveries to certain customers under the terms of interruptible contracts, applicable state statutes or regulations. Our customers’ demand on our system is not necessarily indicative of our ability to meet current or anticipated market demands or immediate delivery requirements because of factors such as the physical limitations of gathering, storage and transmission systems, the duration and severity of cold weather, the availability of gas reserves from our suppliers, the ability to purchase additional supplies on a short-term basis and actions by federal and state regulatory authorities. Curtailment rights provide us the flexibility to meet the human-needs requirements of our customers on a firm basis. Priority allocations imposed by federal and state regulatory agencies, as well as other factors beyond our control, may affect our ability to meet the demands of our customers. We anticipate no problems with obtaining additional gas supply as needed for our customers.
      We receive gas deliveries for all of our utility divisions, except for our Mid-Tex Division, through 37 pipeline transportation companies, both interstate and intrastate, to satisfy our natural gas needs. The pipeline transportation agreements are firm and many of them have “pipeline no-notice” storage service which provides for daily balancing between system requirements and nominated flowing supplies. These agreements have been negotiated with the shortest term necessary while still maintaining our right of first refusal. The natural gas supply for our Mid-Tex Division is delivered by our Atmos Pipeline — Texas Division, which was formed from the natural gas transmission and storage operations that we acquired in the TXU Gas acquisition.
      The following is a brief description of our seven natural gas utility divisions. Additional information for our natural gas utility divisions is presented under the caption “Operating Statistics”.
      Atmos Energy Colorado-Kansas Division. Our Colorado-Kansas Division operates in Colorado, Kansas and the southwestern corner of Missouri and is regulated by each respective state’s public service commission with respect to accounting, rates and charges, operating matters and the issuance of securities. We operate under terms of non-exclusive franchises granted by the various cities. Rates in our Kansas service area are subject to WNA. The principal transporters of the Colorado-Kansas Division’s gas supply requirements are Colorado Interstate Gas Company, Northwest Pipeline, Public Service Company of Colorado and Southern Star Central Pipeline. Additionally, the Colorado-Kansas Division purchases substantial volumes from producers that are connected directly to its distribution system.
      Atmos Energy Kentucky Division. Our Kentucky Division operates in Kentucky and is regulated by the Kentucky Public Service Commission, which regulates utility services, rates, issuance of securities and other matters. We operate in various incorporated cities pursuant to non-exclusive franchises granted by these cities. The sale of natural gas for use as vehicle fuel in Kentucky is unregulated. We will operate under a performance-based rate program through March 2006. Under the performance-based program, we and our customers jointly share in any actual gas cost savings achieved when compared to pre-determined benchmarks. Our rates are also subject to WNA. The Kentucky Division’s gas supply is delivered primarily by Midwestern Pipeline, Tennessee Gas Pipeline Company, Texas Gas Transmission LLC and Trunkline Gas Company.
      Atmos Energy Louisiana Division. Our Louisiana Division operates in Louisiana and includes the operations of the Louisiana Gas Service Company assets acquired in July 2001, which serves the metropolitan area of Monroe and the suburban areas of New Orleans, and our previously existing Trans La Division, which serves western Louisiana. Our Louisiana Division is regulated by the Louisiana Public Service Commission (LPSC), which regulates utility services, rates and other matters. We operate most of our service areas pursuant to a non-exclusive franchise granted by the governing authority of each area. Direct sales of natural gas to industrial customers in Louisiana, who use gas for fuel or in manufacturing processes, and sales of natural gas for vehicle fuel are exempt from regulation and are recognized in our natural gas marketing segment. The principal transporters of the Louisiana Division’s gas supply requirements are Acadian Pipeline,

Gulf South, Louisiana Intrastate Gas Company, Texas Gas Transmission LLC and Trans Louisiana Gas Pipeline, Inc., a subsidiary of Atmos Pipeline and Storage, LLC.
      Atmos Energy Mid-States Division. Our Mid-States Division operates in Georgia, Illinois, Iowa, Missouri, Tennessee and Virginia. In each of these states, our rates, services and operations as a natural gas distribution company are subject to general regulation by each state’s public service commission. We operate in each community, where necessary, under a franchise granted by the municipality for a fixed term of years. In Tennessee and Georgia, we have WNA and a performance-based rate program, which provides incentives for us to find ways to lower costs and share the cost savings with our customers. Beginning in July 2005, we have WNA in Virginia that will cover the entire year. Our Mid-States Division is served by 13 interstate pipelines; however, the majority of the volumes are transported through Columbia Gulf, East Tennessee Pipeline, Southern Natural Gas and Tennessee Gas Pipeline.
      Atmos Energy Mid-Tex Division. Our Mid-Tex Division, which represents the distribution assets and operations that we acquired from TXU Gas on October 1, 2004, includes natural gas distribution operations that operate in the north-central, eastern and western parts of Texas. The Mid-Tex Division purchases, distributes and sells natural gas to approximately 1.5 million residential and business customers in approximately 550 cities and towns, including the 11-county Dallas/ Fort Worth metropolitan area. Under a May 2004 rate filing, this division operates under a system-wide rate structure along with the pipeline operations we acquired in the acquisition. The governing body of each municipality we serve has original jurisdiction over all utility rates, operations and services within its city limits, except with respect to sales of natural gas for vehicle fuel and agricultural use. We operate pursuant to non-exclusive franchises granted by the municipalities we serve, which are subject to renewal from time to time. The Railroad Commission of Texas (RRC) has exclusive appellate jurisdiction over all rate and regulatory orders and ordinances of the municipalities and exclusive original jurisdiction over rates and services to customers not located within the limits of a municipality. This division does not have WNA. However, our operations benefit from a declining block rate structure that partially mitigates the impact of warmer-than-normal weather on revenue. This rate structure is not as beneficial during periods where weather is significantly warmer than normal. The majority of this division’s residential and business customers use natural gas for heating, and their needs are directly affected by the mildness or severity of the heating season.
      At closing of the acquisition, TXU Gas and some of its affiliates entered into transitional services agreements with us to provide call center, meter reading, customer billing, collections, information reporting, software, accounting, treasury, administrative and other services to the Mid-Tex Division. Some of these services were outsourced by TXU Gas to Capgemini Energy L.P. However, on November 4, 2004, we entered into an agreement with Capgemini Energy L.P. whereby we took over the operations of the Waco, Texas call center on April 1, 2005 and purchased from Capgemini Energy L.P. all of the related call center assets on October 1, 2005. The remaining transitional services agreements expired on September 30, 2005 and were not renewed as we have in-sourced all of these functions, effective October 1, 2005.
      Atmos Energy Mississippi Division. Our Atmos Energy Mississippi Division (formerly known as Mississippi Valley Gas Company Division), which was acquired in December 2002, operates in Mississippi and is regulated by the Mississippi Public Service Commission (MPSC) with respect to rates, services and operations. We operate under non-exclusive franchises granted by the municipalities we serve. Since the acquisition, we have been operating under a rate structure that allows us, over a five-year period, to recover a portion of our integration costs associated with the acquisition and operations and maintenance costs in excess of an agreed-upon benchmark. In addition, we were required to file for rate adjustments based on our expenses every six months. Effective October 1, 2005, our rate design was modified to substitute the original agreed-upon benchmark with a sharing mechanism to allow the sharing of cost savings above an allowed return on equity level. Further, we will move from a semi-annual filing process to an annual filing process. We also have WNA in Mississippi. This division’s gas supply is delivered by Gulf South Pipeline Company, Tennessee Gas Pipeline Company, Southern Natural Gas Company, Texas Eastern Transmission, Texas Gas Transmission LLC, Trunkline Gas Co. LLC and Enbridge Marketing LP.

      Atmos Energy West Texas Division. Our West Texas Division operates in Texas in three primary service areas: the Amarillo service area, the Lubbock service area and the West Texas service area. Similar to our Mid-Tex Division, the governing body of each municipality we serve has original jurisdiction over all utility rates, operations and services within its city limits, except with respect to sales of natural gas for vehicle fuel and agricultural use. We operate pursuant to non-exclusive franchises granted by the municipalities we serve, which are subject to renewal from time to time. The RRC has exclusive appellate jurisdiction over all rate and regulatory orders and ordinances of the municipalities and exclusive original jurisdiction over rates and services to customers not located within the limits of a municipality. During 2004, the West Texas Division received approval from the City of Lubbock, Texas and the 66 cities in our West Texas system, for WNA in these service areas, which is effective October through May of each year, beginning with the 2004-2005 winter heating season. We also have WNA in our Amarillo service area. Our West Texas Division receives transportation service from ONEOK Pipeline. In addition, the West Texas Division purchases a significant portion of its natural gas supply from Pioneer Natural Resources, which is connected directly to our Amarillo, Texas, distribution system.
Natural Gas Marketing Segment Overview
      Our natural gas marketing and other nonutility segments, which are organized under Atmos Energy Holdings, Inc. (AEH), have operations in 22 states. Through September 30, 2003, Atmos Energy Marketing, LLC, together with its wholly-owned subsidiaries Woodward Marketing, L.L.C. and Trans Louisiana Industrial Gas Company, Inc., comprised our natural gas marketing segment. Effective October 1, 2003, our natural gas marketing segment was reorganized. The operations of Atmos Energy Marketing, L.L.C. and Trans Louisiana Industrial Gas Company, Inc. were merged into Woodward Marketing, L.L.C., which was renamed Atmos Energy Marketing, LLC (AEM).
      We acquired a 45 percent interest in Woodward Marketing, L.L.C. in July 1997 as a result of the merger of Atmos and United Cities Gas Company, which had acquired that interest in May 1995. In April 2001, we acquired the remaining 55 percent interest that we did not own for 1,423,193 restricted shares of our common stock.
      AEM provides a variety of natural gas management services to municipalities, natural gas utility systems and industrial natural gas consumers primarily in the southeastern and midwestern states and to our Kentucky, Louisiana and Mid-States divisions. These services primarily consist of furnishing natural gas supplies at fixed and market-based prices, contract negotiation and administration, load forecasting, gas storage acquisition and management services, transportation services, peaking sales and balancing services, capacity utilization strategies and gas price management through the use of derivative products. We use proprietary and customer-owned transportation and storage assets to provide the various services our customers request. As a result, our revenues arise from the types of commercial transactions we have structured with our customers and include the value we extract by optimizing the storage and transportation capacity we own or control as well as revenues for services we deliver.
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
      AEM’s management of natural gas requirements involves the sale of natural gas and the management of storage and transportation supplies under contracts with customers generally having one to two year terms. AEM also sells natural gas to some of its industrial customers on a delivered burner tip basis under contract terms from 30 days to two years. At September 30, 2005, AEM had a total of 558 industrial, 69 municipal and 210 other customers.

Pipeline and Storage Segment Overview
      Our pipeline and storage segment consists of the regulated pipeline and storage operations of the Atmos Pipeline — Texas Division and the nonregulated pipeline and storage operations of Atmos Pipeline and Storage, LLC. The natural gas transmission and storage operations that we acquired in the TXU Gas acquisition, which are operated in the Atmos Pipeline — Texas Division, represent one of the largest intrastate pipeline operations in Texas. The Atmos Pipeline — Texas Division transports natural gas to our Mid-Tex Division and for third parties. These operations include interconnected natural gas transmission lines, five underground storage reservoirs (including a salt dome facility) and 24 compressor stations and related properties, all within Texas. These operations may create additional gas marketing and other opportunities for our non-regulated subsidiaries.
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
      APS owns or has an interest in underground storage fields in Kentucky and Louisiana. We also use these storage facilities to reduce the need to contract for additional pipeline capacity to meet customer demand during peak periods.
Other Nonutility Segment Overview
      Our other nonutility segment consists primarily of the operations of Atmos Energy Services, LLC (AES), and Atmos Power Systems, Inc. which are wholly-owned by our subsidiary, Atmos Energy Holdings, Inc. Through AES, we provide natural gas management services to our utility operations, other than the Mid-Tex Division. These services, which began on April 1, 2004, include aggregating and purchasing gas supply, arranging transportation and storage logistics and ultimately delivering the gas to our utility service areas at competitive prices in exchange for revenues that are equal to the costs incurred to provide those services. Through Atmos Power Systems, Inc., we construct gas-fired electric peaking power-generating plants and associated facilities and may enter into agreements to either lease or sell these plants.
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

Operating Statistics
      The following tables present certain operating statistics for our utility, natural gas marketing, pipeline and storage and other nonutility segments for each of the five fiscal years from 2001 through 2005.

Utility Sales and Statistical Data

	Year Ended September 30

	2005(1)	2004	2003(1)	2002	2001(1)

METERS IN SERVICE, end of year
Residential	2,862,822	1,506,777	1,498,586	1,247,247	1,243,625
Commercial	274,536	151,381	151,008	122,156	122,274
Industrial	2,715	2,436	3,799	2,118	1,838
Agricultural	9,639	8,397	9,514	10,576	11,182
Public authority and other	8,128	10,145	9,891	7,244	7,404

Total meters	3,157,840	1,679,136	1,672,798	1,389,341	1,386,323

HEATING DEGREE DAYS(2)
Actual (weighted average)	2,587	3,271	3,473	3,368	4,124
Percent of normal	89%	96%	101%	94%	115%

UTILITY SALES VOLUMES — MMcf(3)
Gas Sales Volumes
Residential	162,016	92,208	97,953	77,386	79,000
Commercial	92,401	44,226	45,611	35,796	36,922
Industrial	29,434	22,330	23,738	14,499	19,243
Agricultural	3,348	4,642	7,884	10,988	7,070
Public authority and other	9,084	9,813	9,326	5,875	6,892

Total gas sales volumes	296,283	173,219	184,512	144,544	149,127
Utility transportation volumes	122,098	87,746	70,159	69,589	69,492

Total utility throughput	418,381	260,965	254,671	214,133	218,619

UTILITY OPERATING REVENUES (000’s)(3)
Gas Sales Revenues
Residential	$1,791,172	$923,773	$873,375	$535,981	$788,902
Commercial	869,722	400,704	367,961	221,728	342,945
Industrial	229,649	155,336	151,969	70,164	120,770
Agricultural	27,889	31,851	48,625	37,951	28,753
Public authority and other	86,853	77,178	65,921	31,731	58,539

Total utility gas sales revenues	3,005,285	1,588,842	1,507,851	897,555	1,339,909
Transportation revenues	59,996	31,714	30,461	28,786	28,750
Other gas revenues	37,859	17,172	15,770	11,185	11,489

Total utility operating revenues	$3,103,140	$1,637,728	$1,554,082	$937,526	$1,380,148

Utility average transportation revenue per Mcf	$0.49	$0.36	$0.43	$0.41	$0.41
Utility average cost of gas per Mcf sold	$7.41	$6.55	$5.76	$3.87	$6.82

Employees(5)	4,327	2,742	2,817	2,255	2,299
See footnotes following these tables.

Utility Sales and Statistical Data By Division

	Year Ended September 30, 2005

	Colorado-			Mid-	West				Total
	Kansas	Kentucky	Louisiana	States	Texas	Mississippi	Mid-Tex	Other(4)	Utility

METERS IN SERVICE
Residential	209,321	159,216	348,576	276,667	267,278	244,136	1,357,628	—	2,862,822
Commercial	20,914	18,350	23,850	36,519	25,410	28,350	121,143	—	274,536
Industrial	81	239	—	684	816	664	231	—	2,715
Agricultural	279	—	—	—	9,360	—	—	—	9,639
Public authority and other	476	1,650	—	1,066	2,139	2,797	—	—	8,128

Total	231,071	179,455	372,426	314,936	305,003	275,947	1,479,002	—	3,157,840

HEATING DEGREE DAYS(2)
Actual	5,437	4,241	1,301	3,510	3,536	2,583	1,904	—	2,587
Percent of normal	99%	98%	78%	93%	99%	96%	80%	—	89%
SALES VOLUMES — MMcf(3)
Gas Sales Volumes
Residential	16,404	10,741	13,134	16,222	19,292	12,985	73,238	—	162,016
Commercial	5,929	4,891	6,811	11,806	7,493	6,711	48,760	—	92,401
Industrial	338	1,858	—	8,205	4,477	9,057	5,499	—	29,434
Agricultural	246	—	—	—	3,102	—	—	—	3,348
Public authority and other	1,355	1,396	—	241	2,296	3,796	—	—	9,084

Total	24,272	18,886	19,945	36,474	36,660	32,549	127,497	—	296,283
Transportation Volumes	8,388	26,066	7,046	20,142	12,390	1,309	46,757	—	122,098

Total Throughput	32,660	44,952	26,991	56,616	49,050	33,858	174,254	—	418,381

OPERATING MARGIN (000’s)(3)	$70,542	$52,302	$94,350	$110,012	$90,316	$91,610	$398,234	$—	$907,366
OPERATING EXPENSES (000’s)(3)
Operation and maintenance	$26,679	$18,618	$37,994	$38,427	$29,701	$49,241	$146,449	$(515)	$346,594
Depreciation and amortization	$13,693	$11,739	$21,911	$23,615	$13,249	$10,830	$64,460	$—	$159,497
Taxes, other than income	$5,013	$3,288	$9,626	$12,283	$19,846	$12,494	$102,360	$—	$164,910
OPERATING INCOME (000’s)(3)	$25,157	$18,657	$24,819	$35,687	$27,520	$19,045	$84,965	$515	$236,365

CAPITAL EXPENDITURES (000’s)	$20,690	$17,525	$31,198	$34,176	$29,066	$15,925	$115,024	$36,970	$300,574
PROPERTY, PLANT AND EQUIPMENT, NET (000’s)	$244,250	$183,931	$318,869	$416,825	$263,285	$206,511	$1,167,425	$125,000	$2,926,096
OTHER STATISTICS, at year end
Miles of pipe	6,530	3,908	8,151	7,958	15,000	6,356	33,701	—	81,604
Employees(5)	267	236	421	412	346	467	1,398	780	4,327
See footnotes following these tables.

	Year Ended September 30, 2004

	Colorado-			Mid-	West
	Kansas	Kentucky	Louisiana	States	Texas	Mississippi	Other(4)	Total Utility

METERS IN SERVICE
Residential	205,028	159,214	348,390	274,662	270,854	248,629	—	1,506,777
Commercial	19,190	18,077	22,754	36,187	25,818	29,355	—	151,381
Industrial	85	409	—	712	548	682	—	2,436
Agricultural	295	—	—	—	8,102	—	—	8,397
Public authority and other	1,757	1,655	931	880	2,158	2,764	—	10,145

Total	226,355	179,355	372,075	312,441	307,480	281,430	—	1,679,136

HEATING DEGREE DAYS(2)
Actual	5,490	4,283	1,515	3,631	3,252	2,734	—	3,271
Percent of normal	99%	98%	93%	95%	101%	90%	—	96%
SALES VOLUMES — MMcf(3)
Gas Sales Volumes
Residential	16,271	10,980	14,997	17,257	18,402	14,301	—	92,208
Commercial	6,093	4,865	6,699	12,502	6,953	7,114	—	44,226
Industrial	304	1,713	—	7,852	3,393	9,068	—	22,330
Agricultural	526	—	—	—	4,116	—	—	4,642
Public authority and other	1,491	1,451	814	249	2,157	3,651	—	9,813

Total	24,685	19,009	22,510	37,860	35,021	34,134	—	173,219
Transportation Volumes	8,879	27,059	7,073	22,001	20,579	2,155	—	87,746

Total Throughput	33,564	46,068	29,583	59,861	55,600	36,289	—	260,965

OPERATING MARGIN (000’s)(3)	$65,539	$52,567	$106,184	$112,904	$85,805	$80,135	$—	$503,134
OPERATING EXPENSES (000’s)(3)
Operation and maintenance	$25,934	$16,077	$35,084	$40,806	$47,134	$29,128	$1,308	$195,471
Depreciation and amortization	$13,178	$11,025	$21,214	$23,069	$8,993	$12,720	$2,755	$92,954
Taxes, other than income	$5,551	$2,727	$9,124	$10,251	$10,969	$16,197	$—	$54,819

OPERATING INCOME (000’s)(3)	$20,876	$22,738	$40,762	$38,778	$18,709	$22,090	$(4,063)	$159,890

CAPITAL EXPENDITURES (000’s)	$22,226	$20,902	$36,865	$36,863	$36,196	$21,503	$14,736	$189,291
PROPERTY, PLANT AND EQUIPMENT, NET (000’s)	$235,386	$174,473	$309,267	$400,302	$246,381	$199,443	$104,052	$1,669,304
OTHER STATISTICS, at year end
Miles of pipe	6,405	3,851	8,063	7,878	15,125	6,294	—	47,616
Employees(5)	278	239	431	427	349	519	499	2,742
See footnotes following these tables.

Natural Gas Marketing, Pipeline and Storage and Other Nonutility Operations Sales and Statistical Data

	Year Ended September 30

	2005(1)	2004	2003	2002	2001

CUSTOMERS, end of year
Industrial(6)	624	638	644	641	531
Municipal(6)	69	80	94	101	68
Other(6)	401	237	202	117	125

Total	1,094	955	940	859	724

NATURAL GAS MARKETING SALES VOLUMES — MMcf(3)(6)	273,201	265,090	294,785	273,692	98,869
PIPELINE TRANSPORTATION VOLUMES — MMcf (3)	563,949	9,395	11,648	12,788	10,947
OPERATING REVENUES (000’s)(3)
Natural gas marketing	$2,106,278	$1,618,602	$1,668,493	$1,031,874	$447,096
Pipeline and storage	164,742	19,758	20,298	18,720	29,996
Other nonutility	5,302	3,393	2,853	5,985	29,440

Total operating revenues	$2,276,322	$1,641,753	$1,691,644	$1,056,579	$506,532

Equity in earnings of Woodward Marketing L.L.C.(6)	$—	$—	$—	$—	$8,062

Employees, at year end	216	122	88	83	62

Notes to preceding tables:

(1)	The operational and statistical information includes the operations of LGS since the July 1, 2001 acquisition date, the operations of the Mississippi Division since the December 3, 2002 acquisition date and the Mid-Tex and Atmos Pipeline — Texas Divisions since the October 1, 2004 acquisition date.

(2)	A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to compare relative temperatures between one geographic area and another. Normal degree days are based on 30-year average National Weather Service data for selected locations. Degree-day information is adjusted for service areas that have weather normalized operations.

(3)	Sales volumes, revenues, operating margins, operating expense and operating income reflect segment operations, including intercompany sales and transportation amounts.

(4)	The Other column represents our utility shared services unit, which provides administrative and other support to our seven regulated utility divisions. Certain costs incurred by this unit are not allocated to our other utility divisions.

(5)	The number of utility employees excludes 216, 122, 88, 83 and 62 other segment employees in 2005, 2004, 2003, 2002 and 2001.

(6)	Through March 31, 2001, substantially all of our natural gas marketing revenues and expenses were shown on the equity basis. Since April 1, 2001 natural gas marketing revenues and expenses have been consolidated.

Ratemaking Activity

Overview
      The method of determining regulated rates varies among the states in which our natural gas utility divisions operate. The regulators have the responsibility of ensuring that utilities under their jurisdictions operate in the best interests of customers while providing utility companies the opportunity to earn a reasonable return on investment. Generally, each regulatory authority reviews our rate request and establishes a rate structure intended to generate revenue sufficient to cover our costs of doing business and provide a reasonable return on invested capital.
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
      The following table summarizes certain information regarding our ratemaking jurisdictions.

Jurisdictional Rate Summary

		Effective
		Date of Last	Rate Base	Authorized Rate of	Authorized Return
Division	Jurisdiction	Rate Action	(thousands)(1)	Return(1)	on Equity

Atmos Pipeline — Texas	Texas	5/24/04	$417,111	8.258%	10.00%
Colorado-Kansas	Colorado	7/1/05	84,711	8.95%	11.25%
	Kansas	3/1/04	(2)	(2)	(2)
Kentucky	Kentucky	12/21/99	(2)	(2)	(2)
Louisiana	Trans LA	10/1/04	81,645	9.14%	10.50% - 11.50%
	LGS	10/1/04	170,358	9.23%	10.88% - 11.50%
Mid-States	Georgia	11/25/96	38,451	10.10%	11.50%
	Illinois	11/1/00	24,564	9.18%	11.56%
	Iowa	3/1/01	5,000	(2)	11.00%
	Missouri	10/14/95	(2)	10.58%	12.15%
	Tennessee	11/15/95	111,970	(2)	(2)
	Virginia	8/1/04	30,672	8.46% - 8.96%	9.50% - 10.50%
Mid-Tex	Texas	5/24/04	769,721	8.258%	10.00%
Mississippi	Mississippi	1/1/05	196,801	8.23%	9.80%
West Texas	Amarillo	9/1/03	36,844	9.88%	12.00%
	Lubbock	3/1/04	43,300	9.15%	11.25%
	West Texas	5/1/04	87,500	8.77%	10.50%
See footnotes on the following page.

		Effective	Authorized	Bad
		Date of Last	Debt/	Debt		Performance-Based
Division	Jurisdiction	Rate Action	Equity Ratio	Rider	WNA	Rate Program(3)

Atmos Pipeline — Texas	Texas	5/24/04	50/50	No	N/A	N/A
Colorado-Kansas	Colorado	7/1/05	52/48	No	No	No
	Kansas	3/1/04	(2)	Yes	Yes	No
Kentucky	Kentucky	12/21/99	(2)	No	Yes	Yes
Louisiana	Trans LA	10/1/04	50/50	No	No	No
	LGS	10/1/04	53/47	No	No	No
Mid-States	Georgia	11/25/96	55/45	No	Yes	Yes
	Illinois	11/1/00	67/33	No	No	No
	Iowa	3/1/01	57/43	No	No	No
	Missouri	10/14/95	(2)	No	No	No
	Tennessee	11/15/95	56/44	No	Yes	Yes
	Virginia	8/1/04	52/48	Yes	Yes	No
Mid-Tex	Texas	5/24/04	50/50	No	No	No
Mississippi	Mississippi	1/1/05	47/53	No	Yes	No
West Texas	Amarillo	9/1/03	50/50	Yes	Yes	No
	Lubbock	3/1/04	50/50	No	Yes	No
	West Texas	5/1/04	50/50	No	Yes	No

(1)	The rate base and authorized rate of return presented in this table are the rate base and rate of return from the last base rate case for each jurisdiction. These rate bases and rates of return are not necessarily indicative of current or future rate bases or rates of return.

(2)	A rate base, rate of return, return on equity or debt/equity ratio was not included in the respective state commission’s final decision.

(3)	The performance-based rate program provides incentives to natural gas utilities to minimize purchased gas costs by allowing the utility and its customers to share the purchased gas cost savings.

Recent Ratemaking Activity
      Our current rate strategy focuses on addressing rate design and regulatory lag issues. We are seeking rate designs that decouple the recovery of our approved margins from customer usage patterns due to weather related variability, declining use per customer and energy conservation. Additionally, we are seeking to stratify rates for low income households and to recover the gas cost portion of our bad debt expense.
      We are attempting to address regulatory lag issues by directing discretionary capital spending to jurisdictions that permit us to recover our investment in a more timely manner, working with our regulators to eliminate regulatory lag in our jurisdictions and filing rate cases on a more frequent basis to minimize the regulatory lag to keep our actual returns more closely aligned with our allowed returns.
      Approximately 97 percent of our utility revenues in the fiscal years ended September 30, 2005, 2004 and 2003 were derived from sales at rates set by or subject to approval by local or state authorities. Net annual revenue increases resulting from ratemaking activity totaling $6.3 million, $16.2 million and $18.6 million became effective in fiscal 2005, 2004 and 2003 as summarized below:

				Increase (Decrease) to Revenue for
	Most Recent			the Year Ended September 30
	Effective	Most Recent
Division	Date	Rate Action	Jurisdiction	2005	2004	2003

				(In thousands)
Atmos Pipeline — Texas	4/1/05	GRIP(1)	Texas	$1,802	$—	$—
Colorado-Kansas	4/1/04	Show Cause	Colorado	—	(1,900)	—
	3/1/04	Rate Case	Kansas	—	2,500	—
Louisiana	11/1/02	Stable Rate Filing	Trans La	—	—	452	(2)
	11/1/02	Stable Rate Filing	LGS	—	—	15,300	(2)
	10/1/04	Stable Rate Filing	LGS	225	—	—
Mid-States	8/1/04	Rate Case	Virginia	—	372	—
Mississippi	(3)	Stable Rate Filing	Mississippi	4,300	10,545	—
West Texas	9/1/03	Rate Case	Amarillo	—	—	2,825
	3/1/04	Rate Case	Lubbock	—	1,525	—
	5/1/04	Rate Case	West Texas	—	3,200	—

				$6,327	$16,242	$18,577

(1)	In 2003, the Texas Legislature approved the Gas Reliability Infrastructure Program (GRIP) which allows natural gas utilities the opportunity to include in their rate base annually approved capital costs incurred in the prior calendar year. Natural gas utilities who enter the program will be required to file a complete rate case at least once every five years.

(2)	In 2002, we submitted our 2001 rate stabilization filing and received tariff revisions which resulted in an increase in annual revenues of $0.5 million for our Trans La System and $15.3 million in our LGS System during the first 24-month period beginning in November 2002. Subsequent to the first 24-month period, adjusted rates have provided an increase in annual revenues of $0.4 million for our Trans La System and $11.9 million for our LGS System.

(3)	The MPSC required that we file for rate adjustments every six months. Through May 2005, rate filings were made in May and November of each year and the rate adjustments typically became effective in June and December. See further discussion under the recent ratemaking activity for our Atmos Energy Mississippi Division below.
      Additionally, the following ratemaking efforts were initiated during fiscal 2005 but had not been completed as of September 30, 2005:

			Revenue
Division	Rate Action	Jurisdiction	Requested

			(In thousands)
Atmos Pipeline — Texas	GRIP	Texas	$1,919
Louisiana	Stable Rate Filing	LGS(1)	3,326
Mid-States	Rate Case	Georgia	4,023
Mid-Tex	2003 GRIP	Texas	6,691
	2004 GRIP	Texas	6,731
West Texas	GRIP	Texas	3,803

			$26,493

(1)	This rate increase was implemented during fiscal 2005 but has not been recognized in our results of operations as it is subject to refund pending the final resolution of that filing.

      Our recent ratemaking activity is discussed in greater detail below.
      Atmos Pipeline-Texas. In December 2004, Atmos Pipeline — Texas made a GRIP filing to include in rate base approximately $12.0 million of pipeline capital expenditures made by TXU Gas during calendar year 2003, which should result in additional revenues of approximately $1.8 million. The RRC approved this filing in March 2005. These capital costs are being recovered through a monthly customer charge that began in April 2005. The allowed rate of return is 8.258 percent.
      In September, 2005, Atmos Pipeline — Texas made a GRIP filing to include in rate base approximately $10.6 million of pipeline capital expenditures incurred during calendar year 2004. It is anticipated that $1.9 million in additional annual revenue will be authorized through this filing. A decision on this filing must be made by the RRC before January 4, 2006.
      Atmos Energy Colorado-Kansas Division. In July 2004, the Colorado Public Utility Commission ordered us to issue a one-time credit to our Colorado customers of $1.9 million. The agreement was a result of an inquiry by the Colorado Office of Consumer Counsel related to our earnings in Colorado. The staff of the Colorado Public Utility Commission was also a party to the agreement.
      In May 2003, the Colorado-Kansas Division filed a rate case with the Kansas Corporation Commission for approximately $7.4 million in additional annual revenues. In January 2004, the Kansas Corporation Commission approved an agreement that allowed a $2.5 million increase in our rates effective March 1, 2004. Additionally, the agreement allowed us to increase our monthly customer charges from $5 to $8, provided that we would not file another full rate application prior to September 1, 2005. WNA became effective in Kansas in October 2003 in accordance with the Kansas Corporation Commission’s ruling in May 2003.
      Atmos Energy Louisiana Division. During the second quarter of 2005, the Louisiana Division implemented a rate increase of $3.3 million in its LGS service area. This increase resulted from our Rate Stabilization Clause filing in 2004 and is subject to refund, pending the final resolution of that filing. As the rate increase is subject to refund, we have not recognized the effects of this increase in our results of operations during fiscal 2005.
      During fiscal 2004, the Louisiana Public Service Commission approved tariff revisions for our LGS System totaling $0.2 million that became effective in October 2004.
      In October 2002, Atmos received written notification from the Executive Secretary of the LPSC asserting that a monthly facilities fee of approximately $0.6 million charged since July 2001 to Atmos by Trans Louisiana Gas Pipeline, Inc., a wholly-owned subsidiary of Atmos, pursuant to a contract between the parties, was excessive. The Executive Secretary asserted that all monthly facilities fees in excess of approximately $0.1 million from July 2001 should be refunded to ratepayers with interest. On October 8, 2003, the LPSC unanimously voted to approve an agreement to allow us to charge a facilities fee of approximately $0.5 million per month (subject to future escalation) beginning November 1, 2003 for a period of 14 years. No retroactive adjustments were required under this agreement.
      In January and February 2002, our Louisiana Division submitted its 2001 Rate Stabilization filings to the LPSC for the two gas systems we operate in Louisiana. The LPSC audited the filings and found our earnings to be deficient and that rate adjustments were appropriate. Approved tariff revisions, which became effective November 1, 2002, resulted in $15.3 million in additional revenues per year for our LGS System and $0.5 million for our Trans La System during the first 24-month period beginning in November 2002. Subsequent to the first 24-month period, adjusted rates provided total annual revenue increases of $11.9 million for our LGS System and $0.4 million for our Trans La System. As a result of the actions taken by the LPSC, we have decreased the overall weather impact on our revenues in Louisiana, primarily through increases in the fixed portion of customers’ monthly bills.
      In 2001, in connection with its review of our acquisition of Louisiana Gas Service, the LPSC approved a rate structure that requires us to share with the customers of Louisiana Gas Service cost savings that result from the acquisition. The shared cost savings are the difference between operation and maintenance expense in any future year and the 1998 normalized expense for Louisiana Gas Service, indexed for inflation, annual changes in labor costs and customer growth. Since January 1, 2002, customers have been assured they will receive annual savings, which will be indexed for inflation, annual changes in labor costs and customer growth. The sharing mechanism will remain in place for 20 years, subject to established modification procedures.
      Atmos Energy Mid-States Division. During the third quarter of 2005, the Mid-States Division filed a rate case in its Georgia service area seeking a rate increase of $4.0 million. We anticipate that the rate case will be finalized in November 2005.
      In February 2004, the Mid-States Division filed a rate case with the Virginia Corporation Commission (VCC) to request a $1.0 million increase in our base rates, WNA and recovery of the gas cost component of bad-debt expense. The VCC granted a rate increase in November 2004 of $0.4 million that was retroactively effective to July 27, 2004. Additionally, the VCC authorized WNA beginning in July 2005 and the ability to recover the gas cost component of bad debt expense.
      In November 2005, we received a notice from the Tennessee Regulatory Authority that it was opening an investigation into allegations that we are overcharging customers in parts of Tennessee by approximately $10.0 million per year. We do not believe that we are overcharging our customers and we intend to participate fully in the investigation.
      Atmos Energy Mid-Tex Division. In December 2004, the Mid-Tex Division made a GRIP filing to include in rate base approximately $32.0 million of distribution capital expenditures made by TXU Gas during calendar year 2003, which should result in additional revenues of approximately $6.7 million. These capital costs will be recovered through a monthly customer charge that began in October 2005.
      In September 2005, the Mid-Tex Division made a GRIP filing to include in rate base approximately $29.4 million of distribution capital costs incurred during calendar year 2004. It is anticipated that $6.7 million in additional annual revenue will be authorized through this filing. The cities in this division’s service area and the RRC must rule on this filing before January 4, 2006. If necessary, the RRC will rule on an appeal of any cities actions in the first quarter of calendar year 2006.
      On September 1, 2005, the Mid-Tex Division filed its annual gas cost reconciliation with the RRC. The filing involves approximately $14.0 million in refunds of amounts overcollected from customers between July 1, 2004 and June 30, 2005. The Mid-Tex Division has proposed to the RRC the accelerating of refunds to December through March rather than during the usual refund period of October through June to help offset higher gas costs for residential, commercial and industrial customers during the 2005 — 2006 heating season, which proposal is still under consideration.
      In August 2005, we received a “show cause” order from the City of Dallas, which requires us to provide information that demonstrates good cause for showing that our existing distribution rates charged to customers in the city of Dallas should not be reduced. We are currently preparing our response to this order and anticipate filing it by the November 22, 2005 due date.
      In September 2004, the Mid-Tex Division filed its 36-Month Gas Contract Review with the RRC. This proceeding involves a prudency review of gas purchases totaling $2.2 billion made by the Mid-Tex Division from November 1, 2000 through October 31, 2003. A hearing on this matter was held before the RRC in late June. No decision is expected from the RRC until the end of December 2005 or January 2006.
      During the first quarter of fiscal 2005, the Mid-Tex Division pursued a filing initiated by TXU Gas seeking authorization of a surcharge to recover the rate case expenses incurred by the Mid-Tex Division, Atmos Pipeline — Texas Division and the intervening cities in connection with their last systemwide rate case completed in May 2004. The filing also covered the estimated expenses to prosecute the aforementioned recovery docket and the severed dockets from the systemwide rate case. On January 25, 2005, the RRC issued an order authorizing the recovery of the $10.2 million of expenses over a 3-year period with interest.
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
      Atmos Energy Mississippi Division. Through the first quarter of fiscal 2005, the MPSC required that we file for rate adjustments every six months. Rate filings were made in May and November of each year and the rate adjustments typically became effective in the following July and January.
      During the second quarter of fiscal 2005, we agreed with the MPSC to suspend our May 2005 semi-annual filing to allow sufficient time for us and the MPSC to undertake a comprehensive review in an effort to improve our rate design and the ratemaking process. Effective October 1, 2005, our rate design was modified to substitute the original agreed-upon benchmark with a sharing mechanism to allow the sharing of cost savings above an allowed return on equity level. Further, we will move from a semi-annual filing process to an annual filing process. Additionally, our WNA period will begin on November 1 instead of November 15, and will end on April 30 instead of May 15. Also, we now have a fixed monthly customer base charge which makes a portion of our earnings less susceptible to usage. We will make our first annual filing under this new structure in September 2006.
      In October 2003, the MPSC issued a final order that denied our May 2003 request for a rate increase of $5.8 million. In January 2004, the MPSC authorized additional annual revenue of $5.9 million on our November 2003 filing, which became effective on December 1, 2003. In September 2004, the MPSC authorized additional annualized revenue of $4.7 million on our May 2004 filing, which became effective on June 1, 2004. However, the MPSC originally disallowed certain deferred costs totaling $2.8 million. In connection with the modification of our rate design described above, the MPSC reversed its decision regarding these costs, and we included these costs into our rates in October 2005.
      We filed our second semiannual filing for 2004 on November 5, 2004, requesting rate adjustments of $6.0 million in annualized revenue. The MPSC allowed us to include $3.0 million in annualized revenue in our rates effective January 1, 2005. In February 2005, we entered into an agreement with the Mississippi Public Utilities Staff that provides for an additional $1.3 million in annualized revenue that was retroactive to January 2005, which was approved by the MPSC during the second quarter of fiscal 2005.
      Atmos Energy West Texas Division. In September 2005, the West Texas Division made a GRIP filing to include in rate base approximately $22.6 million of distribution capital costs incurred during calendar year 2004 which should result in additional annual revenues of approximately $3.8 million. We expect these capital costs will be recovered through a monthly customer charge beginning in December 2005.
      In October 2003, our West Texas Division filed a rate case in Lubbock requesting a $3.0 million increase in annual revenues and WNA for our residential, commercial and public-authority customers. The City of Lubbock approved a $1.5 million increase effective March 1, 2004, as well as the proposed WNA.
      In September 2003, our West Texas Division filed a rate case in its West Texas System to request a $7.7 million increase in annual revenues and WNA for its residential, commercial and public-authority customers. In May 2004, the 66 cities in its West Texas System approved an increase of $3.2 million in our annual utility revenues. The cities also approved a WNA rider for residential, commercial, public-authority and state-institution customers. This rider became effective in October 2004.
      In June 2003, the West Texas Division filed a rate case in Amarillo, Texas, requesting a $5.1 million increase in annual revenues. In August 2003, the City of Amarillo, Texas approved an annual increase of approximately $2.8 million, which was effective for bills rendered on or after September 1, 2003. The increase was primarily comprised of an increase in monthly customer charges. The agreement with Amarillo also provided for changes in the rate structure to recover the cost of uncollectible accounts, adjustments to base rates to compensate for declining gas usage per customer and provided WNA for the period October through May of each year, which became effective in October 2003.

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
      Our Mid-Tex and Atmos Pipeline — Texas operations are wholly intrastate in character and are subject to regulation by municipalities in Texas and the Railroad Commission of Texas. These acquired operations do not include any certificated interstate transmission facilities subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act, any sales for resale under the rate jurisdiction of the FERC or any transportation service that is subject to FERC jurisdiction under the Natural Gas Act. Since 1988, the FERC has allowed, pursuant to Section 311 of the Natural Gas Policy Act, gas transportation services through the intrastate transmission facilities we acquired “on behalf of” interstate pipelines or local distribution companies served by interstate pipelines, without subjecting the acquired operations to the jurisdiction of the FERC. We did not acquire any manufactured gas plant sites in the TXU Gas acquisition. Our acquisition agreement with TXU Gas addresses other environmental matters, which we expect to have no material adverse effect on us or our operations.
Competition
      Although our utility operations are not currently in significant direct competition with any other distributors of natural gas to residential and commercial customers within our service areas, we do compete with other natural gas suppliers and suppliers of alternative fuels for sales to industrial and agricultural customers. We compete in all aspects of our business with alternative energy sources, including, in particular, electricity. Electric utilities offer electricity as a rival energy source and compete for the space heating, water heating and cooking markets. Promotional incentives, improved equipment efficiencies and promotional rates all contribute to the acceptability of electrical equipment. The principal means to compete against alternative fuels is lower prices, and natural gas historically has maintained its price advantage in the residential, commercial and industrial markets. However, higher gas prices, coupled with the electric utilities’ marketing efforts, have increased competition for residential and commercial customers. In addition, our Natural Gas Marketing segment competes with other natural gas brokers in obtaining natural gas supplies for our customers.
Employees
      At September 30, 2005, we had 4,543 employees, consisting of 4,327 employees in our utility segment and 216 employees in our other segments. See “Operating Statistics — Utility Sales and Statistical Data by Division” for the number of employees by division.
Available Information
      Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports, and amendments to those reports, that we file with or furnish to the Securities and Exchange Commission (SEC) are available free of charge at our website, www.atmosenergy.com, as soon as reasonably practicable, after we electronically file such reports with, or furnish such reports to, the SEC. We will also furnish copies of such reports free of charge upon written request to Shareholder Relations at the address appearing below:

Shareholder Relations
Atmos Energy Corporation
P.O. Box 650205
Dallas, Texas 75265-0205
972-855-3729
Corporate Governance
      In accordance with and pursuant to relevant provisions of the Sarbanes-Oxley Act of 2002, related rules and regulations of the Securities and Exchange Commission as well as corporate governance listing standards of the New York Stock Exchange, the Board of Directors of the Company has adopted the Company’s Corporate Governance Guidelines and revised the Company’s Code of Conduct, which is applicable to all directors, officers and employees of the Company. In addition, the Board of Directors has amended the charters for each of its Audit, Human Resources and Nominating and Corporate Governance Committees. All of the foregoing documents are posted on the Corporate Governance page of the Company’s website. We will also furnish copies of such information free of charge upon written request to Shareholder Relations at the address listed above.

ITEM 2.	Properties
Distribution, transmission and related assets
      At September 30, 2005 our utility segment owned an aggregate of 81,604 miles of underground distribution and transmission mains throughout our gas distribution systems. These mains are located on easements or rights-of-way which generally provide for perpetual use. We maintain our mains through a program of continuous inspection and repair and believe that our system of mains is in good condition. At September 30, 2005, our pipeline and storage segment owned 6,369 miles of gas transmission and gathering lines.
      Our utility segment also holds franchises granted by the incorporated cities and towns that we serve. At September 30, 2005, we held 1,098 franchises having terms generally ranging from five to 35 years. A significant number of our franchises expire each year, which require renewal prior to the end of their terms. We believe that we will be able to renew our franchises as they expire.

Storage Assets
      Our utility and pipeline and storage segments own underground gas storage facilities in several states to supplement the supply of natural gas in periods of peak demand. The following table summarizes key information regarding our underground gas storage facilities:

					Maximum
					Daily
		Usable		Total	Delivery
		Capacity	Cushion Gas	Capacity	Capability
Facility	Location	(Mcf)	(Mcf)(1)	(Mcf)	(Mcf)

Utility Segment
Liberty North	Montgomery County, KS	2,800,000	2,000,000	4,800,000	40,000
St. Charles	Hopkins County, KY	2,685,196	3,422,283	6,107,479	44,600
Amory	Monroe County, MS	800,635	788,457	1,589,092	30,000
Bon Harbor	Daviess County, KY	778,600	1,300,000	2,078,600	24,000
Goodwin	Monroe County, MS	743,998	1,393,280	2,137,278	18,000
Hickory	Daviess County, KY	451,600	850,000	1,301,600	24,000
Columbus LNG Plant	Muscogee County, GA	450,000	50,000	500,000	30,000
Liberty South	Montgomery County, KS	439,000	300,000	739,000	5,000
Grandview	Daviess County, KY	305,400	350,000	655,400	4,500
Kirkwood	Hopkins County, KY	221,900	400,000	621,900	12,000
Buffalo	Wilson County, KS	200,000	180,000	380,000	5,000
Fredonia	Wilson County, KS	200,000	160,000	360,000	5,000

Total Utility Segment		10,076,329	11,194,020	21,270,349	242,100
Pipeline and Storage Segment
Tri-Cities(2)	Malakoff, TX	19,993,475	5,660,000	25,653,475	275,000
Bethel(2)	Howard, TX	7,100,000	3,000,000	10,100,000	600,000
New York City(2)	Bellvue, TX	5,650,000	2,083,025	7,733,025	120,000
Lapan(2)	Bellvue, TX	3,425,000	1,070,000	4,495,000	120,000
Lake Dallas(2)	Denton, TX	2,960,000	1,315,000	4,275,000	120,000
East Diamond	Hopkins County, KY	2,160,000	1,640,000	3,800,000	40,000
Barnsley	Hopkins County, KY	1,278,900	1,600,000	2,878,900	30,000
Napoleonville(3)	Assumption Parish, LA	438,583	300,973	739,556	56,000
Crofton	Christian County, KY	54,000	55,000	109,000	1,000

Total Pipeline and Storage Segment		43,059,958	16,723,998	59,783,956	1,362,000

Total		53,136,287	27,918,018	81,054,305	1,604,100

(1)	Cushion gas represents the volume of gas that must be retained in a facility to maintain reservoir pressure.

(2)	Acquired on October 1, 2004 in connection with the TXU Gas acquisition.

(3)	We own 25 percent of this facility and Acadian Gas Pipeline System owns the remaining 75 percent of this facility. Acadian Gas Pipeline System operates this facility.

      Additionally, we contract for storage service in underground storage facilities on many of the interstate pipelines serving us to supplement our proprietary storage capacity. The following table summarizes our contracted storage capacity:

			Maximum
		Maximum	Daily
		Storage	Withdrawal
		Quantity	Quantity
Division/ Company	Contractor	(MMBtu)	(MMBtu)(1)

Utility Segment
Colorado-Kansas Division	Southern Star Central Pipeline	2,719,101	82,397
	Tenaska Marketing Ventures	1,000,000	10,400
	Colorado Interstate Gas Company	422,142	12,985
	Kinder Morgan, Inc.	67,500	1,500
	Centerpoint Energy Gas Transmission	28,500	950

Kentucky Division	Texas Gas Transmission	3,841,150	41,060
	Tennessee Gas Pipeline Company	1,313,538	22,698

Louisiana Division	Gulf South	1,941,280	97,064
	Louisiana Intrastate Gas Company	600,000	60,000
	Texas Gas Transmission	11,372	1,194
	Southern Natural Gas Company	4,771	102
	Tennessee Gas Pipeline Company	4,466	91

Mid-States Division	Atmos Energy Marketing	1,993,543	16,634
	Southern Natural Gas Company	1,453,265	29,345
	Panhandle Eastern Pipeline	972,462	15,241
	Tennessee Gas Pipeline Company	835,674	20,000
	Texas Eastern Transmission Company	753,969	11,303
	Gallagher Drilling Company(2)	640,000	5,000
	ANR Pipeline Company	630,500	11,218
	Dominion	609,008	8,136
	Transco	568,674	12,710
	Virginia Gas Pipeline Company	380,000	23,000
	East Tennessee	339,900	52,633
	Natural Gas Pipeline Company	312,750	5,580
	Texas Gas Transmission	239,576	5,108
	CMS Trunkline Gas Company	220,455	2,940
	MRT Energy Marketing	137,493	2,395

Mississippi Division	Gulf South	1,237,500	61,875
	Southern Natural Gas Company	1,049,436	21,191
	Texas Gas Transmission	826,390	36,420
	Texas Eastern	518,220	8,637
	Egan Storage	400,000	40,000
	Trunkline Gas Company	24,840	331
	Tennessee Gas Pipeline Company	3,394	113

West Texas Division	ONEOK Texas Gas Storage LLP	1,125,000	50,000

Total Utility Segment		27,225,869	770,251
See footnotes on the following page.

			Maximum
		Maximum	Daily
		Storage	Withdrawal
		Quantity	Quantity
Division/ Company	Contractor	(MMBtu)	(MMBtu)(1)

Natural Gas Marketing Segment
Atmos Energy Marketing, LLC
	Gulf South	5,992,015	85,686
	Egan	1,500,000	90,000
	Atmos Pipeline — Texas	1,000,000	24,000
	Virginia Gas Pipeline Company	170,000	17,000

Total Natural Gas Marketing Segment		8,662,015	216,686

Pipeline and Storage Segment
Trans Louisiana Gas Pipeline, Inc.	Gulf South Pipeline Company	750,000	20,000
	Bridgeline Gas Distribution LLC	300,000	30,000

Total Pipeline and Storage Segment		1,050,000	50,000

Total Contracted Storage Capacity		36,937,884	1,036,937

(1)	Maximum daily withdrawal quantity (MDWQ) amounts will fluctuate depending upon the season and the month. Unless otherwise noted, MDWQ amounts represent the MDWQ amounts as of November 1, which is the beginning of the winter heating season.

(2)	We contract for storage service in two underground storage facilities, Wiseman and Ellis, from this company.
Other facilities
      Our utility segment owns and operates one propane peak shaving plant with a total capacity of approximately 180,000 gallons that can produce an equivalent of approximately 3,300 Mcf daily.
Offices
      Our administrative offices are consolidated in a leased facility in Dallas, Texas. We also maintain field offices throughout our distribution system, the majority of which are located in leased facilities. Our nonutility operations are headquartered in Houston, Texas, with offices in Houston and other locations, primarily in leased facilities.

ITEM 3.	Legal Proceedings
      See Note 13 to the consolidated financial statements.

ITEM 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT
      The following table sets forth certain information as of September 30, 2005, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

		Years of
Name	Age	Service	Office Currently Held

Robert W. Best	58	8	Chairman, President and Chief Executive Officer
John P. Reddy	52	7	Senior Vice President and Chief Financial Officer
R. Earl Fischer	66	43	Senior Vice President, Utility Operations and President, Mid-Tex Division
JD Woodward III	55	4	Senior Vice President, Nonutility Operations
Louis P. Gregory	50	5	Senior Vice President and General Counsel
Wynn D. McGregor	52	17	Vice President, Human Resources
      Robert W. Best was named Chairman of the Board, President and Chief Executive Officer in March 1997. He previously served as Senior Vice President — Regulated Businesses of Consolidated Natural Gas Company (January 1996-March 1997) and was responsible for its transmission and distribution companies.
      John P. Reddy was named Senior Vice President and Chief Financial Officer in September 2000. From April 2000 to September 2000, he was Senior Vice President, Chief Financial Officer and Treasurer. Mr. Reddy previously served the Company as Vice President, Corporate Development and Treasurer from December 1998 to March 2000. He joined the Company in August 1998 from Pacific Enterprises, a Los Angeles, California-based utility holding company whose principal subsidiary was Southern California Gas Co.
      R. Earl Fischer was named Senior Vice President, Utility Operations in May 2000 and President of the Mid-Tex Division in October 2004. Effective October 1, 2005, Mr. Fischer relinquished his duties as President of the Mid-Tex Division. Mr. Fischer previously served the Company as President of the Texas Division from January 1999 to April 2000 and as President of the Kentucky Division from February 1989 to December 1998.
      JD Woodward III was named Senior Vice President, Nonutility Operations in April 2001. Prior to joining the Company, Mr. Woodward was President of Woodward Marketing, L.L.C. from January 1995 to March 2001. Effective April 1, 2006, Mr. Woodward will retire from the Company and be succeeded by Mark H. Johnson, Vice President, Nonutility Operations.
      Louis P. Gregory was named Senior Vice President and General Counsel in September 2000. Prior to joining the Company, he practiced law from April 1999 to August 2000 with the law firm of McManemin & Smith.
      Wynn D. McGregor was named Vice President, Human Resources in January 1994. He previously served the Company as Director of Human Resources from February 1991 to December 1993 and as Manager, Compensation and Employment from December 1987 to January 1991. Effective October 1, 2005, Mr. McGregor was named Senior Vice President, Human Resources.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our stock trades on the New York Stock Exchange under the trading symbol “ATO.” The high and low sale prices and dividends paid per share of our common stock for fiscal 2005 and 2004 are listed below. The high and low prices listed are the closing NYSE quotes for shares of our common stock:

	2005			2004

			Dividends			Dividends
	High	Low	Paid	High	Low	Paid

Quarter ended:
December 31	$27.43	$24.85	$.310	$24.99	$24.15	$.305
March 31	29.09	26.19	.310	26.86	24.32	.305
June 30	28.87	25.94	.310	26.05	23.68	.305
September 30	29.76	28.23	.310	25.86	24.61	.305

			$1.24			$1.22

      Dividend payments are payable at the discretion of our Board of Directors out of legally available funds and are also subject to restriction under the terms of our First Mortgage Bond agreements. See Note 6 to the consolidated financial statements. The Board of Directors typically declares dividends in the same fiscal quarter in which they are paid. The number of record holders of our common stock on October 31, 2005 was 26,170. Future payments of dividends, and the amounts of these dividends, will depend on our financial condition, results of operations, capital requirements and other factors. We sold no securities during fiscal 2005 that were not registered under the Securities Act of 1933, as amended.
      The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2005.

	Number of	Weighted-	Number of Securities
	Securities to be	Average Exercise	Remaining Available for
	Issued Upon	Price of	Future Issuance Under
	Exercise of	Outstanding	Equity Compensation
	Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants and	Securities Reflected in
	and Rights	Rights	Column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Long-Term Incentive Plan	964,704	$22.20	1,290,292
Long-Term Stock Plan for the Mid-States Division	300	15.50	168,550

Total equity compensation plans approved by security holders	965,004	22.20	1,458,842
Equity compensation plans not
approved by security holders	—	—	—

Total	965,004	$22.20	1,458,842

ITEM 6.	Selected Financial Data
      The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements included herein.

	Year Ended September 30

	2005(1)	2004(2)	2003(3)	2002	2001(4)

	(In thousands, except per share data and ratios)
Results of Operations
Operating revenues	$4,973,326	$2,920,037	$2,799,916	$1,650,964	$1,725,481
Gross profit	1,129,090	562,191	534,976	431,140	375,208
Operating expenses	780,435	368,496	347,136	275,809	244,927
Operating income	348,655	193,695	187,840	155,331	130,281
Miscellaneous income (expense)(2)	2,021	9,507	2,191	(1,321)	6,188
Interest charges	132,658	65,437	63,660	59,174	47,011
Income before income taxes and cumulative effect of accounting change	218,018	137,765	126,371	94,836	89,458
Cumulative effect of accounting change, net income tax benefit	—	—	(7,773)	—	—
Income tax expense	82,233	51,538	46,910	35,180	33,368
Net income	$135,785	$86,227	$71,688	$59,656	$56,090
Weighted average diluted shares outstanding	79,012	54,416	46,496	41,250	38,247
Diluted net income per share	$1.72	$1.58	$1.54	$1.45	$1.47
Cash flows from operations	386,944	270,734	49,541	297,395	82,995
Cash dividends paid per share	$1.24	$1.22	$1.20	$1.18	$1.16
Total utility throughput (MMcf)	411,134	246,033	247,965	208,541	217,774
Total natural gas marketing sales volumes (MMcf)	238,097	222,572	225,961	204,027	55,469
Total pipeline transportation volumes (MMcf)	375,604	—	—	—	—
Financial Condition
Net property, plant and equipment(5)	$3,374,367	$1,722,521	$1,624,394	$1,380,070	$1,409,432
Working capital(5)	151,675	283,310	16,248	(139,150)	(90,968)
Total assets(5)(6)	5,653,527	2,912,627	2,625,495	2,059,631	2,108,841
Short-term debt, inclusive of current maturities of long-term debt	148,073	5,908	127,940	167,771	221,942
Capitalization:
Shareholders’ equity	1,602,422	1,133,459	857,517	573,235	583,864
Long-term debt (excluding current maturities)	2,183,104	861,311	862,500	668,959	691,026

Total capitalization	3,785,526	1,994,770	1,720,017	1,242,194	1,274,890
Capital expenditures	333,183	190,285	159,439	132,252	113,109
Financial Ratios
Capitalization ratio(6)	40.7%	56.7%	46.4%	40.7%	39.0%
Return on average shareholders’ equity (7)	9.0%	9.1%	9.9%	9.9%	10.4%
See footnotes on the following page.

(1)	Financial results for 2005 include the results of the Mid-Tex Division and Atmos Pipeline — Texas Division from October 1, 2004, the date of acquisition.

(2)	Financial results for 2004 include a $5.9 million pre-tax gain on the sale of our interest in U.S. Propane, L.P. and Heritage Propane Partners, L.P.

(3)	Financial results for fiscal 2003 include the results of MVG from December 3, 2002, the date of acquisition.

(4)	Financial results for fiscal 2001 include the results of Louisiana Gas Service Company from July 1, 2001 and Woodward Marketing L.L.C. from April 1, 2001, the date of each acquisition, and the equity earnings from our 45 percent investment in Woodward Marketing L.L.C. for the period October 1, 2001 through March 31, 2002.

(5)	Beginning in 2004, we reclassified our regulatory cost of removal obligation from accumulated depreciation to a liability. The amounts presented above for property, plant and equipment, working capital and total assets reflect this reclassification for all periods presented. These reclassifications did not impact our financial position, results of operations or cash flows as of and for the years ended September 30, 2003, 2002 and 2001.

(6)	The capitalization ratio is calculated by dividing shareholders’ equity by the sum of total capitalization and short-term debt, inclusive of current maturities of long-term debt. Beginning in 2004 we reclassified our original issue discount costs from deferred charges and other assets to long-term debt. This reclassification did not materially impact our capitalization or our capitalization ratio as of September 30, 2003, 2002 and 2001.

(7)	The return on average shareholders’ equity is calculated by dividing current year net income by the average of shareholders’ equity for the previous five quarters.
      The following table presents a condensed income statement by segment for the year ended September 30, 2005.

	Year Ended September 30, 2005

		Natural Gas	Pipeline	Other
	Utility	Marketing	and Storage	Nonutility	Eliminations	Consolidated

	(In thousands)
Operating revenues from external parties	$3,102,041	$1,783,926	$85,333	$2,026	$—	$4,973,326
Intersegment revenues	1,099	322,352	79,409	3,276	(406,136)	—

	3,103,140	2,106,278	164,742	5,302	(406,136)	4,973,326
Purchased gas cost	2,195,774	2,044,305	6,811	—	(402,654)	3,844,236

Gross profit	907,366	61,973	157,931	5,302	(3,482)	1,129,090
Operating expenses	671,001	20,988	87,645	4,484	(3,683)	780,435

Operating income	236,365	40,985	70,286	818	201	348,655
Miscellaneous income	6,776	771	2,030	2,575	(10,131)	2,021
Interest charges	112,382	3,405	24,579	2,222	(9,930)	132,658

Income before income taxes	130,759	38,351	47,737	1,171	—	218,018
Income tax expense	49,642	14,947	17,138	506	—	82,233

Net income	$81,117	$23,404	$30,599	$665	$—	$135,785

Capital expenditures	$300,574	$649	$31,960	$—	$—	$333,183

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995
      The statements contained in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company’s documents or oral presentations, the words “anticipate”, “believe”, “expect”, “estimate”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to the Company’s strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: adverse weather conditions, such as warmer than normal weather in the Company’s utility service territories or colder than normal weather that could adversely affect our natural gas marketing activities; regulatory trends and decisions, including deregulation initiatives and the impact of rate proceedings before various state regulatory commissions; market risks beyond our control affecting our risk management activities including market liquidity, commodity price volatility and counterparty creditworthiness; national, regional and local economic conditions; the Company’s ability to continue to access the capital markets; the effects of inflation and changes in the availability and prices of natural gas, including the volatility of natural gas prices; increased competition from energy suppliers and alternative forms of energy; risks relating to the acquisition of the TXU Gas operations, including without limitation, the Company’s increased indebtedness resulting from the acquisition of the TXU Gas operations; the impact of recent natural disasters on our operations, especially Hurricane Katrina, and other uncertainties discussed herein, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, the Company undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.
FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE
      Our performance in the future will primarily depend on the results of our utility and nonutility operations. Several factors exist that could influence our future financial performance, some of which are described below. They should be considered in connection with evaluating forward-looking statements contained in this report or otherwise made by or on behalf of us since these factors could cause actual results and conditions to differ materially from those set out in these forward-looking statements.

Our operations are weather sensitive.
      Weather is one of the most significant factors influencing our performance. Our natural gas utility sales volumes and related revenues are correlated with heating requirements that result from cold winter weather. Our agricultural sales volumes are associated with the rainfall levels during the growing season in our

West Texas and Kansas irrigation markets. Although weather normalized rates in effect in several of our jurisdictions should mitigate the adverse effects of warmer than normal weather on our utility operating results, approximately fifteen to twenty percent of our utility gross profit margin is sensitive to weather, particularly our Louisiana and Mid-Tex divisions. This means we will not be able to increase customers’ bills to offset lower gas usage when the weather is warmer than normal.
      Our Mid-Tex Division operations benefit from a rate structure that combines a monthly customer charge with a declining block rate schedule to partially mitigate the impact of warmer than normal weather on revenue. The combination of the monthly customer charge and the customer billing under the first block of the declining block rate schedule provides for the recovery of most of our fixed costs for such operations under most weather conditions. However, this rate structure is not as beneficial during periods where weather is significantly warmer than normal.
      Finally, sustained cold weather could adversely affect our natural gas marketing operations as we may be required to purchase gas at spot rates in a rising market to obtain sufficient volumes to fulfill some customer contracts.

We are subject to regulation which can directly impact our operations.
      Our natural gas utility business is subject to various regulated returns on its rate base in each of the 12 states in which we operate. We monitor the allowed rates of return, our effectiveness in earning such rates and initiate rate proceedings or operating changes as needed. In addition, in the normal course of the regulatory environment, assets are placed in service and historical test periods are established before rate cases can be filed. Once rate cases are filed, regulatory bodies have the authority to suspend implementation of the new rates while studying the cases. Because of this process, we must temporarily suffer the negative financial effects of having placed assets in service without the benefit of rate relief, which is commonly referred to as “regulatory lag”. In addition, once our rates have been approved, they are still subject to challenge for their reasonableness by appropriate regulatory authorities. Also, our debt and equity financings are also subject to approval by regulatory bodies in certain states, which could limit our ability to take advantage of favorable short-term market conditions.
      Our business could also be affected by deregulation initiatives, including the development of unbundling initiatives in the natural gas industry. Unbundling is the separation of the provision and pricing of local distribution gas services into discrete components. It typically focuses on the separation of the distribution and gas supply components and the resulting opening of the regulated components of sales services to alternative unregulated suppliers of those services. Because of our enhanced technology and distribution system infrastructures, we believe that we are now positively positioned should unbundling evolve. Consequently, we expect there would be no significant adverse effect on our business should unbundling or further deregulation of the natural gas distribution service business occur.
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
      Although we maintain a risk management policy, we may not be able to completely offset the price risk associated with volatile gas prices or the risk in our gas trading activities which could lead to financial losses. Physical trading also introduces price risk on any net open positions at the end of each trading day, as well as a risk of loss resulting from intra-day fluctuations of gas prices and the potential for daily price movements between the time natural gas is purchased or sold for future delivery and the time the related purchase or sale is hedged. Although we manage our business to maintain no open positions, at times, limited net open positions related to our physical storage may occur on a short-term basis. The determination of our net open position as of any day requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. Net open positions may result in an adverse impact on our financial condition or results of operations if market prices move in an unfavorable manner.
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
      Finally, we are subject to interest rate risk on our commercial paper borrowings and floating rate debt. We could experience higher interest expense if interest rates increase or increased volatility if short-term interest rates become volatile.

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
      Our long-term debt is currently rated as “investment grade” by Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings, Inc. (Fitch), the three credit rating agencies that rate our long-term debt securities. There can be no assurance that these rating agencies will maintain investment grade ratings for our long-term debt. If we were to lose our investment-grade rating, the commercial paper markets and the commodity derivatives markets could become unavailable to us. This would increase our borrowing costs for working capital and reduce the borrowing capacity of our gas marketing affiliate. In addition, if our commercial paper ratings were lowered, it would increase the cost of commercial paper financing and could reduce or eliminate our ability to access the commercial paper markets. If we are unable to issue commercial paper, we intend to borrow under our bank credit facilities to meet our working capital needs. This would increase the cost of our working capital financing.

Inflation and increased gas costs could adversely impact our customer base and customer collections and increase our level of indebtedness.
      Inflation has caused increases in certain operating expenses and has required assets to be replaced at higher costs. We have a process in place to continually review the adequacy of our utility gas rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those gas rates. Historically, we have been able to budget and control operating expenses and investments within the amounts authorized to be collected in rates and intend to continue to do so. The ability to control expenses is an important factor that will influence future results.
      Rapid increases in the price of purchased gas, which has occurred recently and in some prior years, causes us to experience a significant increase in short-term debt because we must pay suppliers for gas when it is purchased, which can be significantly in advance of when these costs may be recovered through the collection of monthly customer bills for gas delivered. Increases in purchased gas costs also slow our utility collection efforts as customers are more likely to delay the payment of their gas bills, leading to higher than normal accounts receivable. This situation could result in higher short-term debt levels and increased bad debt expense. Due to the significant increase in natural gas prices resulting primarily from the impact of recent natural disasters, we are anticipating increases in our short-term debt, accounts receivable and bad debt expense during fiscal 2006.
      Finally, higher costs of natural gas in recent years have already caused many of our utility customers to conserve in the use of our gas services and could lead to even more customers utilizing such conservation methods.

Our operations are subject to increased competition.
      We are facing increased competition from other energy suppliers as well as electric companies and from energy marketing and trading companies. In the case of industrial customers, such as manufacturing plants, and agricultural customers, adverse economic conditions, including higher gas costs, could cause these customers to use alternative sources of energy, such as electricity, or bypass our systems in favor of special competitive contracts with lower per-unit costs. Our pipeline and storage operations currently face limited competition from other existing intrastate pipelines and gas marketers seeking to provide or arrange transportation, storage and other services for customers. However, competition may increase if new intrastate pipelines are constructed near our existing facilities.

We have only limited recourse under the acquisition agreement for losses relating to the TXU Gas acquisition.
      The diligence conducted in connection with the TXU Gas acquisition and the indemnification provided in the acquisition agreement may not be sufficient to protect us from, or compensate us for, all losses resulting from the acquisition or TXU Gas’s prior operations. For example, under the terms of the acquisition agreement, the first $15 million of many indemnifiable losses are to be borne by us, and the agreement provides for sharing of losses with respect to unknown environmental matters that may affect the assets we acquired after we have borne $10 million in costs relating to such matters. In addition, under the terms of the acquisition agreement, the maximum aggregate amount of such losses for which TXU Gas will indemnify us is approximately $192.5 million. A material loss associated with the TXU Gas acquisition for which there is not adequate indemnification could negatively affect our results of operations, our financial condition and our reputation in the industry, thereby reducing the anticipated benefits of the acquisition.

Recent natural disasters, especially Hurricane Katrina, have adversely impacted our operations.
      On August 29, 2005, Hurricane Katrina struck the Gulf Coast, inflicting significant damage in our eastern Louisiana operations. The hardest hit areas in our service area were in Jefferson, St. Tammany,

St. Bernard and Plaquemines parishes. In total, approximately 230,000 of our natural gas customers were affected in these areas. A significant number of these customers will not require gas service for some time because of sustained damages. We cannot predict with certainty how many of these customers will return to these service areas and over what time period. Additionally, we cannot accurately determine what regulatory actions, if any, may be taken by the regulators with respect to these areas. Finally, although we believe our insurance will cover all losses in excess of our deductibles, it is possible that certain of these losses may not be fully recoverable.
OVERVIEW
      In fiscal 2005, we earned $135.8 million in net income or $1.72 per diluted share, compared with net income of $86.2 million, or $1.58 per diluted share in fiscal 2004. The 58 percent year-over-year increase in net income was primarily attributable to the incremental results we achieved from our Mid-Tex and Atmos Pipeline — Texas divisions that we acquired on October 1, 2004. Strong earnings in our natural gas marketing segment primarily attributable to favorable results from the management of our storage portfolio also contributed to the increase in net income. These positive factors helped overcome the adverse effects on our utility segment of weather (adjusted for WNA) that was 11 percent warmer than normal, which reduced our net income by $22.8 million, or $0.29 per diluted share, and the impact of Hurricane Katrina, which reduced our net income by $3.8 million, or $0.05 per diluted share.
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
      The purchase price of the TXU Gas acquisition was approximately $1.9 billion, before transaction costs and expenses, which we paid in cash. We funded the purchase price for the TXU Gas acquisition with approximately $235.7 million in net proceeds from our offering of approximately 9.9 million shares of common stock, which we completed on July 19, 2004, and approximately $1.7 billion in net proceeds from our issuance on October 1, 2004 of commercial paper backstopped by a senior unsecured revolving credit agreement, which we entered into on September 24, 2004 for bridge financing for the TXU Gas acquisition. In October 2004, we repaid the outstanding commercial paper used to fund the acquisition through the issuance of senior unsecured notes on October 22, 2004, which generated net proceeds of approximately $1.4 billion and the sale of 16.1 million shares of common stock on October 27, 2004, which generated net proceeds of approximately $381.6 million.
      As a result of the acquisition, effective October 1, 2004, we created the pipeline and storage segment which includes the regulated pipeline and storage operations of the Atmos Pipeline–Texas Division and the nonregulated pipeline and storage operations of Atmos Pipeline and Storage, LLC, which was previously included in our other nonutility segment.

      The TXU Gas acquisition essentially doubled the size of the Company as measured by assets, revenues and customers. The following table presents selected financial information for the Mid-Tex Division and Atmos Pipeline — Texas Division operations for the year ended September 30, 2005:

	Year Ended
	September 30, 2005

		Atmos
		Pipeline —
	Mid-Tex	Texas
	Division	Division

	(In thousands, unless
	otherwise noted)
Operating revenues	$1,326,940	$154,405
Gross profit	398,234	149,487
Operation and maintenance	146,449	60,102
Depreciation and amortization	64,460	15,281
Taxes, other than income	102,360	8,264
Operating income	84,965	65,840
Miscellaneous income	2,272	150
Interest charges	47,668	23,344
Income tax expense	14,455	15,064
Net income	$25,114	$27,582

Utility sales volumes — MMcf	127,497	N/A
Utility transportation volumes — MMcf	46,757	N/A

Total utility throughput — MMcf	174,254	N/A

Pipeline transportation volumes — MMcf	N/A	375,604

Heating Degree Days — Percent of Normal	80%	N/A
      The impact of the TXU Gas acquisition, combined with continued strong performance in our natural gas marketing segment contributed to the following financial results during the year ended September 30, 2005:

•	Our utility segment net income increased by $18.0 million. The increase reflects the impact of the acquisition of the Mid-Tex operations ($25.1 million) and the effect of rate increases in our West Texas and Mississippi jurisdictions that were not in effect during the first six months of fiscal 2004, partially offset by weather (adjusted for WNA) in our other utility operations that was five percent warmer than normal and one percent warmer than the prior year.

•	Our natural gas marketing segment net income increased $6.8 million during the year ended September 30, 2005 compared with the year ended September 30, 2004. The increase in natural gas marketing net income primarily reflects favorable results from the management of our storage portfolio partially offset by an unfavorable movement in the forward indices used to value our storage financial instruments.

•	Our pipeline and storage segment contributed $30.6 million in net income for the year ended September 30, 2005 compared with $2.8 million for the year ended September 30, 2004, primarily reflecting the acquisition of the Atmos Pipeline — Texas Division ($27.6 million).

•	Our total debt to capitalization ratio at September 30, 2005 was 59.3 percent compared with 43.3 percent at September 30, 2004 reflecting the impact of the financing for the TXU Gas acquisition, partially offset by the repayment of $72.5 million in principal of substantially all of our First Mortgage bonds in June 2005.

•	Operating cash flow provided $386.9 million compared with $270.7 million, reflecting increased net income and more effective net working capital management partially offset by lower than expected utility sales volumes due to the effect of warmer weather.

•	Capital expenditures increased to $333.2 million from $190.3 million primarily reflecting spending for the Mid-Tex Division ($115.0 million) and the Atmos Pipeline — Texas Division ($31.4 million).
      Our financial performance is discussed in greater detail below in Results of Operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
      Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates, including those related to risk management and trading activities, allowance for doubtful accounts, legal and environmental accruals, insurance accruals, pension and postretirement obligations, deferred income taxes and the valuation of goodwill, indefinite-lived intangible assets and other long-lived assets. Our critical accounting policies are reviewed by the Audit Committee quarterly. Actual results may differ from estimates.
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
      Our natural gas marketing risk management activities are conducted through AEM. AEM is exposed to risks associated with changes in the market price of natural gas, which we manage through a combination of storage and financial derivatives, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. Option contracts provide the right, but not the requirement, to buy or sell the commodity at a fixed price. Swap contracts require receipt of payment for the commodity based on the difference between a fixed price and the market price on the settlement date. The use of these contracts is subject to our risk management policies, which are monitored for compliance daily.
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
      Under SFAS 133, natural gas inventory is the hedged item in a fair-value hedge and is marked to market monthly using the inside FERC (iFERC) price at the end of each month. Changes in fair value are recognized as unrealized gains and losses in the period of change. Costs to store the gas are recognized in the period the costs are incurred. We recognize revenue and the carrying value of the inventory as an associated purchased gas cost in our consolidated statement of income when we sell the gas and deliver it out of the storage facility.
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
      Similar to our inventory position, we attempt to mitigate substantially all of the commodity price risk associated with our fixed-price contracts with minimum volume requirements through the use of various offsetting derivatives. Prior to April 1, 2004, these derivatives were not designated as hedges under SFAS 133 because they naturally locked in the economic gross profit margin at the time we entered into the contract. The fixed-price forward and offsetting derivative contracts were marked to market each month with changes in fair value recognized as unrealized gains and losses recorded in revenue in our consolidated statement of income. The unrealized gains and losses were realized as a component of revenue in the period in which we fulfilled the requirements of the fixed-price contract and the derivatives settled. To the extent that the unrealized gains and losses of the fixed-price forward contracts and the offsetting derivatives did not offset exactly, our earnings experienced some volatility. At delivery, the gains and losses on the fixed-price contracts were offset by gains and losses on the derivatives, resulting in the realization of the economic gross profit margin we anticipated at the time we structured the original transaction. In addition, we continually managed our positions to optimize value as market conditions and other circumstances changed.
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
      During fiscal 2004, we entered into four Treasury lock agreements to fix the Treasury yield component of the interest cost of financing associated with the anticipated issuance of $875 million of long-term debt. We designated these Treasury lock agreements as cash flow hedges of an anticipated transaction. Accordingly, unrealized gains and losses associated with the Treasury lock agreements were recorded as a component of accumulated other comprehensive income. These Treasury lock agreements were settled in October 2004 with a net $43.8 million payment to the counterparties. This realized loss will be recognized as a component of interest expense over the life of the related financing arrangements.
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
      Impairment assessments — We perform impairment assessments of our goodwill, intangible assets subject to amortization and long-lived assets. We currently have no indefinite-lived intangible assets. We annually evaluate our goodwill balances for impairment during our second fiscal quarter or as impairment indicators arise. We use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. We have determined our reporting units to be each of our utility divisions and wholly-owned subsidiaries. Goodwill is allocated to the reporting units responsible for the acquisition that gave rise to the goodwill.
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
      Pension and other postretirement plans — Pension and other postretirement plan costs and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates and current demographic and actuarial mortality data. We review the estimates and assumptions underlying our pension and other postretirement plan costs and liabilities annually based upon a June 30 measurement date. The assumed discount rate and the expected return are the assumptions that generally have the most significant impact on our pension costs and liabilities. The assumed discount rate, the assumed health care cost trend rate and assumed rates of retirement generally have the most significant impact on our postretirement plan costs and liabilities.
      The discount rate is utilized principally in calculating the actuarial present value of our pension and postretirement obligation and net pension and postretirement cost. When establishing our discount rate, we consider absolute high quality corporate bond rates based on Moody’s Aa bond index, changes in those rates from the prior year and the implied discount rate that is derived from matching our projected benefit disbursements with a high quality corporate bond spot rate curve.
      The expected long-term rate of return on assets is utilized in calculating the expected return on plan assets component of our annual pension and postretirement plan cost. We estimate the expected return on plan assets by evaluating expected bond returns, equity risk premiums, asset allocations, the effects of active plan management, the impact of periodic plan asset rebalancing and historical performance. We also consider the guidance from our investment advisors in making a final determination of our expected rate of return on assets. To the extent the actual rate of return on assets realized over the course of a year is greater than or less than the assumed rate, that year’s annual pension or postretirement plan cost is not affected. Rather, this gain or loss reduces or increases future pension or postretirement plan cost over a period of approximately ten to twelve years.
      We estimate the assumed health care cost trend rate used in determining our postretirement net expense based upon our actual health care cost experience, the effects of recently enacted legislation and general economic conditions. Our assumed rate of retirement is estimated based upon our annual review of our participant census information as of the measurement date.
      Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension cost ultimately recognized. A 0.25 percent change in our discount rate will impact our pension and postretirement cost approximately $1.6 million. A 0.25 percent change in our expected rate of return will impact our pension and postretirement cost by approximately $0.8 million.

RESULTS OF OPERATIONS
      The following table presents our financial highlights for the three fiscal years ended September 30, 2005:

	For the Year Ended September 30

	2005	2004	2003

	(In thousands, unless otherwise noted)
Operating revenues	$4,973,326	$2,920,037	$2,799,916
Gross profit	1,129,090	562,191	534,976
Operating expenses	780,435	368,496	347,136
Operating income	348,655	193,695	187,840
Miscellaneous income	2,021	9,507	2,191
Interest charges	132,658	65,437	63,660
Income before income taxes and cumulative effect of accounting change	218,018	137,765	126,371
Cumulative effect of accounting change, net of income tax benefit	—	—	(7,773)
Income tax expense	82,233	51,538	46,910
Net income	$135,785	$86,227	$71,688

Utility sales volumes — MMcf	296,283	173,219	184,512
Utility transportation volumes — MMcf	114,851	72,814	63,453

Total utility throughput — MMcf	411,134	246,033	247,965

Natural gas marketing sales volumes — MMcf	238,097	222,572	225,961

Pipeline transportation volumes — MMcf	375,604	—	—

Heating Degree Days(1)
Actual (weighted average)	2,587	3,271	3,473
Percent of normal	89%	96%	101%
Consolidated utility average transportation revenue per Mcf	$0.51	$0.42	$0.47
Consolidated utility average cost of gas per Mcf sold	$7.41	$6.55	$5.71

(1)	Adjusted for service areas that have weather normalized operations.

      The following table shows our operating income by utility division and by segment for the three fiscal years ended September 30, 2005. The presentation of our utility operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	2005		2004		2003

		Heating		Heating		Heating
		Degree		Degree		Degree
		Days		Days		Days
	Operating	Percent of	Operating	Percent of	Operating	Percent of
	Income	Normal(1)	Income	Normal(1)	Income	Normal(1)

	(In thousands, except degree day information)
Colorado-Kansas	$25,157	99%	$20,876	99%	$23,756	101%
Kentucky	18,657	98%	22,738	98%	21,841	101%
Louisiana	24,819	78%	40,762	93%	41,672	106%
Mid-States	35,687	93%	38,778	95%	37,535	101%
Mid-Tex	84,965	80%	—	—	—	—
Mississippi	19,045	96%	18,709	101%	17,617	101%
West Texas	27,520	99%	22,090	90%	19,650	97%
Other	515	—	(4,063)	—	(937)	—

Utility segment	236,365	89%	159,890	96%	161,134	101%
Natural gas marketing segment	40,985	—	27,726	—	13,569	—
Pipeline and storage segment	70,286	—	5,293	—	11,814	—
Other nonutility segment	1,019	—	786	—	1,323	—

Consolidated operating income	$348,655	89%	$193,695	96%	$187,840	101%

(1)	Adjusted for service areas that have weather normalized operations.
Year ended September 30, 2005 compared with year ended September 30, 2004

Utility segment
      Our utility segment has historically contributed 70 to 85 percent of our consolidated net income. The primary factors that impact the results of our utility operations are seasonal weather patterns, competitive factors in the energy industry and economic conditions in our service areas. Natural gas sales to residential, commercial and public-authority customers are affected by winter heating season requirements. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either lower net income or net losses during the period from April through September of each year. Accordingly, our second fiscal quarter has historically been our most critical earnings quarter with an average of approximately 67 percent of our consolidated net income having been earned in the second quarter during the three most recently completed fiscal years. Additionally, we typically experience higher levels of accounts receivable, accounts payable, gas stored underground and short-term debt balances during the winter heating season due to the seasonal nature of our revenues and the need to purchase and store gas to support these operations. Utility sales to industrial customers are much less weather sensitive. Utility sales to agricultural customers, which typically use natural gas to power irrigation pumps during the period from March through September, are primarily affected by rainfall amounts and the price of natural gas.
      Changes in the cost of gas impact revenue but do not directly affect our gross profit from utility operations because the fluctuations in gas prices are passed through to our customers. Accordingly, we believe gross profit margin is a better indicator of our financial performance than revenues. However, higher gas costs may cause customers to conserve, or, in the case of industrial customers, to use alternative energy sources. Higher gas costs may also adversely impact our accounts receivable collections, resulting in higher bad debt expense and may require us to increase borrowings under our credit facilities resulting in higher interest expense.

      The effects of weather that is above or below normal are partially offset through weather normalization adjustments in certain of our service areas. WNA allows us to increase the base rate portion of customers’ bills when weather is warmer than normal and decrease the base rate when weather is colder than normal.
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

Operating income
      Utility gross profit increased to $907.4 million for the year ended September 30, 2005 from $503.1 million for the year ended September 30, 2004. Total throughput for our utility business was 411.1 Bcf during the current year compared to 246.0 Bcf in the prior year.
      The increase in utility gross profit margin primarily reflects the impact of the acquisition of the Mid-Tex Division resulting in an increase in utility gross profit margin and total throughput of $398.2 million and 174.3 Bcf. The $6.1 million increase in the gross profit generated from our other utility operations primarily reflects rate increases in our Mississippi and West Texas divisions that were absent in the prior year coupled with the recognition of a $1.9 million refund to our customers in our Colorado service area in the prior year. Offsetting these increases was a $3.9 million reduction in gross profit in our Louisiana Division due to the impact of Hurricane Katrina. Gross profit margins, particularly in Louisiana, were also adversely impacted by weather (as adjusted for jurisdictions with weather-normalized operations) that was five percent warmer than normal and one percent warmer than the prior year period. Additionally, gross profit margin was adversely impacted by the lack of cold weather in patterns sufficient to encourage customers to increase their heat load consumption and lower irrigation throughput in our West Texas and Colorado-Kansas Divisions.
      Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes other than income taxes, increased to $671.0 million for the year ended September 30, 2005 from $343.2 million for the year ended September 30, 2004 primarily as a result of the addition of the Mid-Tex Division. Excluding the impact of the Mid-Tex Division, operating expenses for our other utility operations increased $14.5 million primarily due to $2.3 million associated with the effects of Hurricane Katrina, a $7.7 million increase in taxes, other than income, a $2.4 million increase in operation and maintenance expense, including the provision for doubtful accounts, and a $2.1 million increase in depreciation and amortization. Included in taxes other than income taxes are franchise and state gross receipts taxes which are paid by our customers as a component of their monthly bills. Although these amounts are offset in revenues through customer billings, timing differences between when the expense is incurred and is recovered may impact our net income on a temporary basis. However, there is no permanent effect on net income.
      As a result of the aforementioned factors, our utility segment operating income for the year ended September 30, 2005 increased to $236.4 million from $159.9 million for the year ended September 30, 2004.

Miscellaneous income
      Miscellaneous income increased to $6.8 million for the year ended September 30, 2005 from $5.8 million for the year ended September 30, 2004. The increase was attributable to an increase in interest income earned on higher cash balances during the current year compared with the prior year partially offset by the recognition of a $0.8 million gain on the sale of a building during the year ended September 30, 2004.

Interest charges
      Interest charges allocated to the utility segment for the year ended September 30, 2005 increased to $112.4 million from $65.4 million for the year ended September 30, 2004. The increase was attributable to the interest expense associated with the issuance of long-term debt to finance the acquisition of the Mid-Tex Division in October 2004. On June 30, 2005, we repaid $72.5 million in principal on five series of our First Mortgage Bonds prior to their scheduled maturities. The early repayment of these bonds resulted in savings of $1.3 million in interest expense in fiscal 2005.

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
      To optimize the storage and transportation capacity we own or control, we participate in transactions in which we combine the natural gas commodity and transportation costs to minimize our costs incurred to serve our customers by identifying the lowest cost alternative within the natural gas supplies, transportation and markets to which we have access. Additionally, we engage in natural gas storage transactions in which we seek to find and profit from the pricing differences that occur over time. We purchase physical natural gas and then sell financial contracts at favorable prices to lock in gross profit margins. Through the use of transportation and storage services and derivative contracts, we are able to capture gross profit margin through the arbitrage of pricing differences in various locations and by recognizing pricing differences that occur over time.

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
      Our natural gas marketing segment’s gross profit margin was comprised of the following for the year ended September 30, 2005 and 2004:

	Year Ended September 30

	2005	2004

	(In thousands, except
	storage balances)
Storage Activities
Realized margin	$28,008	$(1,900)
Unrealized margin	(14,007)	357

Total Storage Activities	14,001	(1,543)
Marketing Activities
Realized margin	59,971	51,347
Unrealized margin	(11,999)	(3,173)

Total Marketing Activities	47,972	48,174

Gross profit	$61,973	$46,631

Ending storage balance (Bcf)	6.9	5.5

      Our natural gas marketing segment’s gross profit margin was $62.0 million for the year ended September 30, 2005 compared to gross profit of $46.6 million for the year ended September 30, 2004. Gross profit margin from our natural gas marketing segment for the year ended September 30, 2005 included an unrealized loss of $26.0 million compared with an unrealized loss of $2.8 million in the prior year. Natural gas marketing sales volumes were 273.2 Bcf during the year ended September 30, 2005 compared with 265.1 Bcf for the prior year. Excluding intersegment sales volumes, natural gas marketing sales volumes were 238.1 Bcf during the current year compared with 222.6 Bcf in the prior year. The increase in consolidated natural gas marketing sales volumes primarily was attributable to successfully executed marketing strategies into new market areas.
      The contribution to gross profit from our storage activities was a gain of $14.0 million for the year ended September 30, 2005 compared to a loss of $1.5 million for the year ended September 30, 2004. The $15.5 million improvement primarily was attributable to a $29.9 million increase in the realized storage contribution for the year ended September 30, 2005 compared to the prior year due to more favorable arbitrage spread opportunities during the current year, partially offset by increased storage fees associated with 9.0 Bcf of newly contracted storage capacity during the third quarter of fiscal 2005. Annual demand charges for this new storage approximate $7.6 million. We may further increase the amount of our storage capacity in the future; therefore, the impact of price volatility on our unrealized storage contribution could become more significant in future periods.
      A $14.4 million decrease in the unrealized storage contribution resulted from an unfavorable movement during the year ended September 30, 2005 in the forward indices used to value the storage financial instruments combined with greater physical natural gas storage quantities at September 30, 2005 compared to the prior year also.
      Our marketing activities contributed $48.0 million to our gross profit for the year ended September 30, 2005 compared to $48.2 million for the year ended September 30, 2004. The decrease in the marketing contribution primarily was attributable to $12.0 million of unrealized marked-to-market losses associated with basis swaps that were put in place to capture margins in certain volatile market areas. The increase in unrealized marked-to-market losses was partially offset by an increase in our realized marketing margins due to focusing our marketing efforts on higher margin customers and successfully entering into new market areas.
      Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes other than income taxes, increased to $21.0 million for the year ended September 30, 2005 from $18.9 million for the year ended September 30, 2004. The increase in operating expense was attributable primarily to an increase in labor costs due to increased headcount and an increase in regulatory compliance costs.
      The increase in gross profit margin, combined with higher operating expenses, resulted in an increase in our natural gas marketing segment operating income to $41.0 million for the year ended September 30, 2005 compared with operating income of $27.7 million for the year ended September 30, 2004.

Pipeline and storage segment
      Our pipeline and storage segment consists of the regulated pipeline and storage operations of the Atmos Pipeline–Texas Division and the nonregulated pipeline and storage operations of Atmos Pipeline and Storage, LLC, which were previously included in our other nonutility segment. The Atmos Pipeline–Texas Division transports natural gas to our Mid-Tex Division and for third parties and manages five underground storage reservoirs in Texas. We also provide ancillary services customary in the pipeline industry including parking arrangements, blending and sales of inventory on hand. These operations represent one of the largest intrastate pipeline operations in Texas with a heavy concentration in the established natural gas-producing areas of central, northern and eastern Texas, extending into or near the major producing areas of the Texas Gulf Coast and the Delaware and Val Verde Basins of West Texas. Nine basins located in Texas are estimated to contain a substantial portion of the nation’s remaining onshore natural gas reserves. This pipeline system provides access to all of these basins.

      APS owns or has an interest in underground storage fields in Kentucky and Louisiana. We also use these storage facilities to reduce the need to contract for additional pipeline capacity to meet customer demand during peak periods.
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

Operating income
      Pipeline and storage gross profit increased to $157.9 million for the year ended September 30, 2005 from $10.4 million for the year ended September 30, 2004. Total pipeline transportation volumes were 563.9 Bcf during the year ended September 30, 2005 compared with 9.4 Bcf for the prior year. Excluding intersegment transportation volumes, total pipeline transportation volumes were 375.6 Bcf during the current year.
      The increase in pipeline and storage gross profit margin primarily reflects the impact of the acquisition of the Atmos Pipeline — Texas Division resulting in an increase in pipeline and storage gross profit margin and total transportation volumes of $149.5 million and 375.6 Bcf. Also contributing to Atmos Pipeline — Texas Division’s results were higher transportation and related services margin due to significant basis differentials at its three major Texas hubs. The $2.0 million decrease in the gross profit generated by APS primarily reflects a decrease in asset management fees received during fiscal 2005.
      Operating expenses increased to $87.6 million for the year ended September 30, 2005 from $5.1 million for the year ended September 30, 2004 due to the addition of $83.6 million in operating expenses associated with the Atmos Pipeline — Texas Division. As the Atmos Pipeline — Texas Division is a regulated entity, franchise and state gross receipts taxes are paid by our customers; thus, these amounts are offset in revenues through customer billings and have no permanent effect on net income. Included in operating expense was $8.9 million associated with taxes other than income taxes, of which $8.3 million was associated with our Atmos Pipeline — Texas Division.
      As a result of the aforementioned factors, our pipeline and storage segment operating income for the year ended September 30, 2005 increased to $70.3 million from $5.3 million for the year ended September 30, 2004.

Interest charges
      Interest charges allocated to this segment for the year ended September 30, 2005 increased to $24.6 million from $1.1 million for the year ended September 30, 2004. The increase was attributable to the interest expense associated with the issuance of long-term debt to finance the acquisition of the Atmos Pipeline — Texas Division in October 2004.

Other nonutility segment
      Our other nonutility businesses consist primarily of the operations of Atmos Energy Services, LLC, and Atmos Power Systems, Inc. Through AES, we provide natural gas management services to our utility operations, other than the Mid-Tex Division. These services, which began April 1, 2004, include aggregating and purchasing gas supply, arranging transportation and storage logistics and ultimately delivering the gas to our utility service areas at competitive prices. The revenues of AES represent charges to our utility divisions equal to the costs incurred to provide those services. Through Atmos Power Systems, Inc., we construct gas-fired electric peaking power-generating plants and associated facilities and may enter into agreements to either lease or sell these plants.
      Operating income for our other nonutility segment primarily reflects the leasing income associated with two sales-type lease transactions completed in fiscal 2001 and 2002. The increase in operating income during the year ended September 30, 2005 reflects the absence of a one-time charge of $0.4 million associated with the wind-down of a noncore business during fiscal 2004.
      Miscellaneous income for the year ended September 30, 2005 was $2.6 million compared with $8.3 million for the year ended September 30, 2004. The $5.7 million decrease was attributable primarily to the recognition of a $5.9 million pretax gain on the sale of all remaining limited partnership interests in Heritage Propane Partners, L.P. during fiscal 2004.
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
      The increase in utility gross profit margin primarily reflects the impact of the acquisition of Mississippi Valley Gas Company whose operations are included for the entire first quarter in fiscal year 2004, compared with one month in the first quarter of the prior fiscal year resulting in an increase in utility gross profit margin and total throughput of $12.8 million and 5.0 Bcf. Utility gross profit margin was also favorably impacted by rate increases received in Kansas, Texas and Mississippi and a $10.2 million year-over-year increase in the effect of WNA in our WNA service areas. These increases were partially offset by the impact of weather that was six percent warmer than that of the prior year and four percent warmer than normal, resulting in a decrease of approximately $13.8 million and lower irrigation sales in our West Texas Division resulting in a decrease of approximately $2.1 million. Warmer than normal weather particularly impacted our service areas in our Louisiana, Mid-States and West Texas divisions. The decrease in throughput also reflects a decrease in consumption attributable to the impact of conservation and the continued introduction of more efficient gas appliances in our service areas. Finally, our utility gross profit margin for the year ended September 30, 2004 reflects a one-time reduction resulting from a regulatory ruling to refund $1.9 million to our customers in our Colorado service area.
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

	Year Ended
	September 30

	2004	2003

	(In thousands, except
	storage balances)
Storage Activities
Realized margin	$(1,900)	$(7,250)
Unrealized margin	357	5,362

Total Storage Activities	(1,543)	(1,888)
Marketing Activities
Realized margin	51,347	25,077
Unrealized margin	(3,173)	976

Total Marketing Activities	48,174	26,053

Gross profit	$46,631	$24,165

Ending storage balance (Bcf)	5.5	5.7

      Our natural gas marketing segment’s gross profit was $46.6 million for the year ended September 30, 2004 compared to gross profit margin of $24.2 million for the year ended September 30, 2003. Natural gas marketing sales volumes were 265.1 Bcf during the current year compared with 294.8 Bcf for the prior year. Excluding intercompany sales volumes, natural gas marketing sales volumes were 222.6 Bcf during the current year compared with 226.0 Bcf in the prior year. The decrease in consolidated natural gas marketing sales volumes was primarily due to overall warmer temperatures during the 2003-2004 heating season compared with the prior year. Our natural gas marketing gross profit margin for the year ended September 30, 2004 included an unrealized loss on open contracts of $2.8 million compared with an unrealized gain on open contracts of $6.3 million in the prior year.
      The contribution to gross profit from our storage activities was a loss of $1.5 million for the year ended September 30, 2004 compared to a loss of $1.9 million for the year ended September 30, 2003. The $0.4 million improvement primarily was attributable to a $5.4 million improvement in the realized storage contribution for the year ended September 30, 2004 compared to the prior year offset by a $5.0 million decrease in unrealized income associated with our storage portfolio compared to the prior year. The improvement in the realized storage contribution for the year ended September 30, 2004 primarily was due to our inability during the 2002-2003 heating season to withdraw planned volumes from storage to meet our customer requirements caused by operational, contractual and regulatory limitations relating to our storage facilities, which reduced our realized storage contributions during fiscal 2003. This situation did not recur in fiscal 2004. The decrease in unrealized income in the current year was primarily attributable to a less favorable movement during the year ended September 30, 2004 in the forward indices used to value the storage financial instruments than in the prior year combined with slightly lower physical natural gas storage quantities at September 30, 2004 compared to the prior year.
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

Pipeline and storage segment

Operating income
      Our pipeline and storage operating income decreased to $5.3 million for the year ended September 30, 2004 from $11.8 million for the year ended September 30, 2003. The decrease in our pipeline and storage operating income was primarily attributable to a decrease in demand charges recognized by Atmos Pipeline and Storage, L.L.C. for storage services provided during the year ended September 30, 2004 compared to the prior year and lower transported volumes of approximately 2.3 Bcf by APS due to overall warmer weather during the winter heating season. The decrease was also attributable to a $1.5 million decrease in monthly facilities fees charged by Trans Louisiana Gas Pipeline, Inc. as a result of a settlement reached with the Louisiana Public Service Commission in October 2003. Our pipeline and storage operating income for the year ended September 30, 2004 also included an unrealized loss on open contracts of $1.1 million compared with no unrealized gain our loss in the prior year as APS started to hedge its storage inventory during the fourth quarter of 2004.

Other nonutility segment

Operating income
      Our other nonutility operating income decreased to $0.8 million for the year ended September 30, 2004 from $1.3 million for the year ended September 30, 2003. The decrease in our other nonutility operating income was attributable primarily to a one-time charge of $0.4 million associated with the wind-down of a noncore business.

Miscellaneous income
      Miscellaneous income for the year ended September 30, 2004 was $8.3 million, compared with income of $6.5 million for the year ended September 30, 2003. The $1.8 million increase was attributable primarily to a $5.9 million pretax gain associated with the sale in January 2004 of our general and limited partnership interests in USP and the sale in June 2004 of the remaining limited partnership units in Heritage Propane Partners, L.P. formerly owned by USP. This increase was offset partially by lower equity earnings from our investment in USP resulting from the sale and the absence in 2004 of a $3.9 million gain recorded in 2003 associated with a sales-type lease of a distributed electric generation plant.
LIQUIDITY AND CAPITAL RESOURCES
      Our working capital and liquidity for capital expenditure and other cash needs are provided from internally generated funds, borrowings under our credit facilities and commercial paper program and funds raised from the public debt and equity capital markets. We believe that these sources of funds will provide the necessary working capital and liquidity for capital expenditures and other cash needs for fiscal 2006. However, during fiscal 2006, we anticipate that higher natural gas prices primarily resulting from the recent natural disasters will increase our need to utilize our short-term credit facilities to temporarily finance the purchase of natural gas to fulfill our contractual obligations. These facilities are described in greater detail below and in Note 6 to the consolidated financial statements.
Capitalization
      The following presents our capitalization as of September 30, 2005 and 2004:

	September 30

	2005		2004

	(In thousands, except percentages)
Short-term debt	$144,809	3.7%	$—	—
Long-term debt	2,186,368	55.6%	867,219	43.3%
Shareholders’ equity	1,602,422	40.7%	1,133,459	56.7%

Total capitalization, including short-term debt	$3,933,599	100.0%	$2,000,678	100.0%

      Total debt as a percentage of total capitalization, including short-term debt, was 59.3 percent and 43.3 percent at September 30, 2005 and 2004. The increase in the debt to capitalization ratio was attributable to the issuance of $1.39 billion in senior unsecured long-term debt, partially offset by the issuance of 16.1 million shares of our common stock in October 2004 to partially finance the TXU Gas acquisition. Our ratio of total debt to capitalization is typically greater during the winter heating season as we make additional short-term borrowings to fund natural gas purchases and meet our working capital requirements. Within three to five years from the closing of the TXU Gas acquisition, we intend to reduce our capitalization ratio to a target range of 50 to 55 percent through cash flow generated from operations, continued issuance of new common stock under our Direct Stock Purchase Plan and Retirement Savings Plan, access to the equity capital markets and reduced annual maintenance and capital expenditures.
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
      For the year ended September 30, 2005, we generated operating cash flow of $386.9 million compared with $270.7 million in fiscal 2004 and $49.5 million in fiscal 2003. The significant factors impacting our operating cash flow for the last three fiscal years are summarized below.

Year ended September 30, 2005
      Fiscal 2005 operating cash flows reflect the effects of a $49.6 million increase in net income and effective working capital management partially offset by higher natural gas prices. Working capital management efforts, which affected the timing of payments for accounts payable and other accrued liabilities, favorably affected operating cash flow by $354.1 million. However, these efforts were partially offset by reduced cash flow generated from accounts receivable changes by $168.9 million, primarily attributable to higher natural gas prices, and an increase in our natural gas inventories attributable to a 13 percent year-over-year increase in natural gas prices coupled with increased natural gas inventory levels, which reduced operating cash flow by $81.8 million. Operating cash flow was also adversely impacted by unfavorable movements in the indices used to value our natural gas marketing segment risk management assets and liabilities, which resulted in a net liability for the segment. Accordingly, under the terms of the associated derivative contracts, we were required to deposit $81.0 million into a margin account.

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

      For the year ended September 30, 2005, we incurred $333.2 million for capital expenditures compared with $190.3 million for the year ended September 30, 2004 and $159.4 million for the year ended September 30, 2003. Capital expenditures for the year ended September 30, 2005 include approximately $115.0 million for the Atmos Energy Mid-Tex Division and $31.4 million for the Atmos Pipeline — Texas Division.
      Our cash used for investing activities for the year ended September 30, 2005 reflects the $1.9 billion cash paid for the TXU Gas acquisition including related transaction costs and expenses. Cash flow from investing activities for the year ended September 30, 2004 reflect the receipt of $27.9 million from the sale of our limited and general partnership interests in USP and Heritage Propane Partners, L.P. and from the sale of a building.

Cash flows from financing activities
      For the year ended September 30, 2005, our financing activities provided $1.7 billion in cash compared with $80.4 million and $151.6 million provided for the years ended September 30, 2004 and 2003. Our significant financing activities for the years ended September 30, 2005, 2004 and 2003 are summarized as follows:

•	In October 2004, we sold 16.1 million common shares, including the underwriters’ exercise of their overallotment option of 2.1 million shares, under a new registration statement declared effective in September 2004, generating net proceeds of $381.6 million. Additionally, we issued senior unsecured debt under the registration statement consisting of $400 million of 4.00% senior notes due 2009, $500 million of 4.95% senior notes due 2014, $200 million of 5.95% senior notes due 2034 and $300 million of floating rate senior notes due 2007. The floating rate notes bear interest at a rate equal to the three-month LIBOR rate plus 0.375 percent per year. The net proceeds received from the sale of these senior notes were $1.39 billion. The net proceeds from these issuances, combined with the net proceeds from our July 2004 offering were used to repay the approximately $1.7 billion in outstanding commercial paper backstopped by a senior unsecured revolving credit agreement, which we entered into on September 24, 2004 for bridge financing for the TXU Gas acquisition.

•	During the year ended September 30, 2005 we borrowed a net $144.8 million under our short-term facilities whereas during the year ended September 30, 2004 and 2003, we repaid a net $118.6 million and $27.2 million under our short-term facilities. Borrowings under our short-term facilities during fiscal 2005 reflect the impact of seasonal natural gas purchases and the effect of higher natural gas prices than in prior years. Prior year repayments under our short-term facilities reflected the timing of cash receipts which enabled us to reduce our short-term debt.

•	We repaid $103.4 million of long-term debt during the year ended September 30, 2005 compared with $9.7 million during the year ended September 30, 2004 and $73.2 million during the year ended September 30, 2003. Fiscal 2005 payments reflected the repayment of $72.5 million of our First Mortgage Bonds. In connection with this repayment we paid a $25.0 million make-whole premium in accordance with the terms of the agreements and accrued interest of approximately $1.0 million. In accordance with regulatory requirements, the premium has been deferred and will be recognized over the remaining original lives of the First Mortgage Bonds that were repaid. The early repayment of these bonds resulted in interest savings of $1.3 million in fiscal 2005 and should result in interest savings of $4.8 million in fiscal 2006.

•	During the year ended September 30, 2005 we paid $99.0 million in cash dividends compared with dividend payments of $66.7 million and $55.3 million for the years ended September 30, 2004 and 2003. The increase in dividends paid over the prior year reflects the 17.7 million increase in the number of common shares outstanding and an increase in the dividend rate from $1.22 per share during the year ended September 30, 2004 to $1.24 per share during the year ended September 30, 2005.

      During the year ended September 30, 2005 we issued 1.6 million shares of common stock through various plans in addition to the 16.1 million common shares issued in our October 2004 public offering, which generated net proceeds of $37.2 million. The following table shows the number of shares issued for the years ended September 30, 2005, 2004 and 2003:

	For the Year Ended September 30

	2005	2004	2003

Shares issued:
Direct stock purchase plan	450,212	556,856	585,743
Retirement savings plan	441,350	320,313	360,725
Long-term incentive plan	745,788	498,230	181,429
Long-term stock plan for Mid-States Division	—	6,000	13,000
Outside directors stock-for-fee plan	2,341	3,133	2,969
October 2004 Offering	16,100,000	—	—
July 2004 Offering	—	9,939,393	—
Acquisition of MVG	—	—	3,386,287
Pension account plan funding	—	—	1,169,700
2003 Offering	—	—	4,100,000

Total shares issued	17,739,691	11,323,925	9,799,853

Shelf Registration
      In December 2001, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $600.0 million in new common stock and/or debt. The registration statement was declared effective by the SEC on January 30, 2002. On January 16, 2003, we issued $250.0 million of 5.125% Senior Notes due in 2013 under the registration statement. The net proceeds of $249.3 million were used to repay debt under an acquisition credit facility used to finance our acquisition of MVG, to repay $54.0 million in unsecured senior notes held by institutional lenders and short-term debt under our commercial paper program and for general corporate purposes. Additionally, we sold 4.1 million shares of our common stock in connection with our 2003 Offering under the registration statement to provide additional funding for our Pension Account Plan. In July 2004, we sold 9.9 million shares of our common stock, including the underwriters’ exercise of their overallotment option, which exhausted the remaining availability under this registration statement.
      In August 2004, we filed a registration statement with the SEC to issue, from time to time, up to $2.2 billion in new common stock and/or debt, which became effective on September 15, 2004. In October 2004, we sold 16.1 million common shares, including the underwriters’ exercise of their overallotment option of 2.1 million shares, under the new registration statement, generating net proceeds of $382.5 million before other offering costs. Additionally, we issued senior unsecured debt under the registration statement consisting of $400 million of 4.00% Senior Notes due 2009, $500 million of 4.95% Senior Notes due 2014, $200 million of 5.95% Senior Notes due 2034 and $300 million of floating rate Senior Notes due 2007. The floating rate notes bear interest at a rate equal to the three-month LIBOR rate plus 0.375 percent per year. The initial weighted average effective interest rate on these notes was 4.76 percent. The net proceeds from the sale of these senior notes were $1.39 billion.
      The net proceeds from the October 2004 common stock and senior notes offerings, combined with the net proceeds from our July 2004 offering were used to pay off the $1.7 billion in outstanding commercial paper backstopped by a senior unsecured revolving credit agreement, which we entered into on September 24, 2004 for bridge financing for the TXU Gas acquisition. After issuing the debt and equity in October 2004 we have approximately $401.5 million of availability remaining under this registration statement.

Credit Facilities
      We maintain both committed and uncommitted credit facilities. Borrowings under our uncommitted credit facilities are made on a when-and-as-needed basis at the discretion of the bank. Our credit capacity and the amount of unused borrowing capacity are affected by the seasonal nature of the natural gas business and our short-term borrowing requirements, which are typically highest during colder winter months. Our working capital needs can vary significantly due to changes in the price of natural gas charged by suppliers and the increased gas supplies required to meet customers’ needs during periods of cold weather. Our cash needs for working capital and capital expenditures have increased substantially as a result of the acquisition of the natural gas distribution and pipeline operations of TXU Gas. On October 22, 2004, we replaced our $350.0 million credit facility with a new $600.0 million committed credit facility that serves as a backup liquidity facility for our commercial paper program. We believe this facility, combined with our operating cash flow will be sufficient to fund these increased working capital needs. On March 30, 2005, AEM amended and extended its uncommitted demand working capital credit facility to March 31, 2006. At September 30, 2005, there was $129.9 million outstanding under our commercial paper program and $14.9 million outstanding under our bank credit facilities. These facilities are described in further detail in Note 6 to the consolidated financial statements.
      In anticipation of increased short-term liquidity needs due to the recent increases in natural gas prices, we worked with our regulators, who approved an increase in the amounts available to our utility operations under short-term credit facilities to $968.0 million, consisting of a new $600.0 million 3-year revolving credit facility to replace our existing $600.0 million 364-day credit facility that expired in October 2005, a new $300.0 million 364-day revolving credit facility, a new $25.0 million uncommitted facility and our existing $25.0 million uncommitted and $18.0 million committed credit facilities. Additionally, we are working with our lenders to obtain up to an additional $330.0 million of capacity under our uncommitted demand working capital credit facility to provide additional short-term liquidity to support our natural gas marketing operations.
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
      Our debt is rated by three rating agencies: Standard & Poor’s Corporation, Moody’s Investors Service and Fitch Ratings, Inc. Our current debt ratings are all considered investment grade and are as follows:

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

Debt Covenants
      We are required by the financial covenants in both of our revolving credit facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At September 30, 2005, our total-debt-to-total-capitalization ratio, as defined in such facility, was 61 percent.
      AEM is required by the financial covenants in its uncommitted demand working capital facility to maintain a maximum ratio of total liabilities to tangible net worth of 5 to 1, along with minimum levels of net working capital ranging from $20 million to $50 million. Additionally, AEM must maintain a minimum tangible net worth ranging from $21 million to $51 million, and its maximum cumulative loss from March 30, 2005 cannot exceed $4 million to $10 million, depending on the total amount of borrowing elected from time to time by AEM. At September 30, 2005, AEM’s ratio of total liabilities to tangible net worth, as defined in such facility, was 2.18 to 1.
      Our Series P First Mortgage Bonds provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after December 31, 1985 may not exceed the sum of our accumulated net income for periods after December 31, 1985 plus $9.0 million. At September 30, 2005, approximately $157.9 million of retained earnings was unrestricted with respect to the payment of dividends.
      We were in compliance with all of our debt covenants as of September 30, 2005. If we do not comply with our debt covenants, we may be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions. Our two public debt indentures relating to our senior notes and debentures, as well as our two revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. In addition, AEM’s credit agreement contains a cross-default provision whereby AEM would be in default if it defaults on other indebtedness, as defined, by at least $250 thousand in the aggregate. Additionally, this agreement contains a provision that would limit the amount of credit available if Atmos were downgraded below an S&P rating of BBB and a Moody’s rating of Baa2.
      Except as described above, we have no triggering events in our debt instruments that are tied to changes in specified credit ratings or stock price, nor have we entered into any transactions that would require us to issue equity based on our credit rating or other triggering events.

Contractual Obligations and Commercial Commitments
      The following tables provide information about contractual obligations and commercial commitments at September 30, 2005.

	Payments Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Contractual Obligations
Long-term debt(1)	$2,190,142	$3,264	$307,017	$403,415	$1,476,446
Short-term debt(1)	144,809	144,809	—	—	—
Interest charges	1,155,103	118,488	222,554	191,500	622,561
Gas purchase commitments(2)	1,275,427	890,856	319,141	25,491	39,939
Capital lease obligations(3)	3,404	631	795	602	1,376
Operating leases(3)	163,434	15,327	29,461	26,193	92,453
Demand fees for contracted storage(4)	15,037	7,440	6,218	1,068	311
Derivative obligations(5)	77,236	61,920	15,316	—	—
Postretirement benefit plan contributions(6)	164,455	14,896	24,477	29,162	95,920

Total contractual obligations	$5,189,047	$1,257,631	$924,979	$677,431	$2,329,006

(1)	See Note 6 to the consolidated financial statements.

(2)	Gas purchase commitments were determined based upon contractually determined volumes at prices estimated based upon the index specified in the contract, adjusted for estimated basis differentials and contractual discounts as of September 30, 2005.

(3)	See Note 14 to the consolidated financial statements.

(4)	Represents third party contractual demand fees for contracted storage in our natural gas marketing and other utility segments. Contractual demand fees for contracted storage for our utility segment are excluded as these costs are fully recoverable through our purchase gas adjustment mechanisms.

(5)	Represents liabilities for natural gas commodity derivative contracts that were valued as of September 30, 2005. The ultimate settlement amounts of these remaining liabilities are unknown because they are subject to continuing market risk.

(6)	Represents expected contributions to our postretirement benefit plans.
      AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At September 30, 2005, AEM was committed to purchase 32.3 Bcf within one year, 29.2 Bcf between one to three years and 9.9 Bcf after three years under indexed contracts. AEM was committed to purchase 1.3 Bcf within one year and 0.4 Bcf within one to three years under fixed price contracts with prices ranging from $5.24 to $17.50.
      With the exception of our Mid-Tex Division, our utility segment maintains supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of the individual contract. Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market prices. The estimated commitments under these contract terms as of September 30, 2005 are reflected in the table above.
      In January 2005, we signed a letter of intent with a third party to jointly construct, own and operate a 45-mile large diameter natural gas pipeline in the northern portion of the Dallas/ Fort Worth Metroplex. Under terms of the letter of intent, the third party will provide the initial capital to build the pipeline and we expect to contribute $45.0 million within two years of signing a definitive agreement. We expect to execute this agreement during the first quarter of fiscal 2006 and the pipeline is currently expected to be placed into service in fiscal 2006. Additionally, during the third quarter of 2005, we entered into two agreements with third parties to transport natural gas through our Texas intrastate pipeline system beginning in fiscal 2006. To handle the increased volumes for these projects, we will install compression equipment and other pipeline infrastructure. We expect to spend approximately $32.0 million in 2006 for these projects.
Risk Management Activities
      We conduct risk management activities through both our utility and natural gas marketing segments. In our utility segment, we use a combination of storage, fixed physical contracts and fixed financial contracts to partially insulate us and our customers against gas price volatility during the winter heating season. In our natural gas marketing segment, we manage our exposure to the risk of natural gas price changes and lock in our gross profit margin through a combination of storage and financial derivatives, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. Finally, during fiscal 2004, we entered into four Treasury lock agreements to fix the Treasury yield component of the interest cost of financing associated with the anticipated issuance of $875 million of long-term debt. These Treasury lock agreements were settled in October 2004 with a net $43.8 million payment to the counterparties. Approximately $11.6 million of the $43.8 million obligation will be recognized as a component of interest expense over a five year period from the date of settlement, and the remaining amount, approximately $32.2 million, will be recognized as a component of interest expense over a ten year period from the date of settlement. Our risk management activities and related accounting treatment are described in further detail in Note 5 to the consolidated financial statements.
      We record our derivatives as a component of risk management assets and liabilities, which are classified as current or noncurrent based upon the anticipated settlement date of the underlying derivative. Substantially all of our derivative financial instruments are valued using external market quotes and indices. The following table shows the components of the change in fair value of our utility and natural gas marketing derivative contract activities for the year ended September 30, 2005 (in thousands):

		Natural Gas
	Utility	Marketing

Fair value of contracts at September 30, 2004	$(8,612)	$13,018
Contracts realized/settled	(43,233)	(24,589)
Fair value of new contracts	(18,998)	—
Other changes in value	164,153	(50,327)

Fair value of contracts at September 30, 2005	$93,310	$(61,898)

      The fair value of our utility and natural gas marketing derivative contracts at September 30, 2005, is segregated below by time period and fair value source.

	Fair Value of Contracts at September 30, 2005

	Maturity in Years

	Less			Greater	Total Fair
Source of Fair Value	Than 1	1-3	4-5	Than 5	Value

	(In thousands)
Prices actively quoted	$44,039	$(14,795)	$—	$—	$29,244
Prices provided by other external sources	2,021	723	—	—	2,744
Prices based on models and other valuation methods	(67)	(509)	—	—	(576)

Total Fair Value	$45,993	$(14,581)	$—	$—	$31,412

Storage and Hedging Outlook
      AEM participates in transactions in which it seeks to find and profit from pricing differences that occur over time. AEM purchases physical natural gas and then sells financial contracts at favorable prices to lock in gross profit margins. AEM is able to capture gross profit margin through the arbitrage of pricing differences in various locations and by recognizing pricing differences that occur over time.
      Natural gas inventory is marked to market monthly using the iFERC price at the end of each month with changes in fair value recognized as unrealized gains and losses in the period of change. Derivatives associated with our natural gas inventory, which are designated as fair value hedges, are marked to market each month based upon the NYMEX price with changes in fair value recognized as unrealized gains and losses in the period of change. The changes in the difference between the indices used to mark to market our physical inventory (iFERC) and the related fair-value hedge (NYMEX) is reported as a component of revenue and can result in volatility in our reported net income. Over time, gains and losses on the sale of storage gas inventory will be offset by gains and losses on the fair-value hedges; therefore, the economic gross profit AEM captured in the original transaction remains essentially unchanged.
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
      As of September 30, 2005, based upon AEM’s derivatives position and inventory withdrawal schedule, the forecasted gross profit margin was approximately $13.0 million. Approximately $14.8 million of net unrealized losses were recorded in the financial statements as of September 30, 2005. Therefore, the projected increase in future gross profit margin is approximately $27.8 million.
      The forecasted gross profit margin calculation is based upon planned injection and withdrawal schedules, and the realization of the forecasted gross profit margin is contingent upon the execution of this plan, weather and other execution factors. Since AEM actively manages and optimizes its portfolio to enhance the future profitability of its storage position, it may change its scheduled injection and withdrawal plans from one time period to another based on market conditions. Therefore, we cannot assure that the forecasted gross profit margin or the projected increase in future gross profit margin calculated as of September 30, 2005 will be fully realized in the future or in what time period. Further, if we experience operational or other issues which limit our ability to optimally manage our stored gas positions, permanent impacts on earnings may result.
Pension and Postretirement Benefits Obligations

Net Periodic Pension and Postretirement Benefit Costs
      For the fiscal year ended September 30, 2005, our total net periodic pension and other benefits costs was $36.4 million, compared with $26.1 million and $28.0 million for the years ended September 30, 2004 and 2003. A portion of these costs is capitalized into our utility rate base, as these costs are recoverable through our gas utility rates. Costs that are not capitalized are recorded as a component of operation and maintenance expense.
      The increase in total net periodic pension and other benefits cost during fiscal 2005 compared with the prior year primarily reflects an increase in our service cost associated with the increase in the number of employees covered by our plans due to the TXU Gas acquisition. Although we did not assume the existing employee benefit liabilities or plans of TXU Gas, for purposes of determining our annual pension cost we agreed to give the transitioned employees credit for years of TXU Gas service under our pension plan. With respect to our postretirement medical plan, we received a credit of $18.9 million against the purchase price to permit us to provide partial past service credits for retiree medical benefits under our retiree medical plan. The

$18.9 million credit approximates the actuarially determined present value of the accumulated benefits related to the past service of the transferred employees on the acquisition date.
      In addition to the increased number of employees covered by the plans, we changed the assumptions used to determine our fiscal 2005 benefit costs, which resulted in an increase in our net periodic pension and postretirement costs. We increased the discount rate by 25 basis points and we reduced our expected return on our pension plan assets by 25 basis points. These assumption changes decreased the service cost and interest cost and reduced the expected return components of our pension and postretirement benefits costs.
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
      Further, the expected return on plan assets, which reduces our net pension and postretirement costs, increased as compared with the prior year primarily due to an increase in total assets attributable to the full year effect of the contributions we made to the Atmos Pension Account Plan in fiscal 2003 and the inclusion of the MVG pension plan assets during fiscal 2003 partially offset by a 25 basis point decrease in the expected return on plan asset assumption used to determine fiscal 2004 net periodic pension cost.
      These decreases were partially offset by an increase in the service cost and the recognized actuarial loss attributable to a 125 basis point decrease in the discount rate used to determine our fiscal 2004 net periodic pension and other benefits costs compared with the discount rate used to determine our fiscal 2003 costs, resulting from a decrease in interest rates in the period leading up to our June 30 measurement date.

Pension and Postretirement Plan Funding
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
      During fiscal 2005, we voluntarily contributed $3.0 million to the Atmos Energy Corporation Master Retirement Trust (the Trust) to maintain the level of funding we desire relative to our accumulated benefit obligation. We elected to contribute to the Trust because declining high yield corporate bond yields in the period leading up to our June 30, 2005 measurement date resulted in an increase in the present value of our plan liabilities. In June 2003, we contributed to the Trust for the benefit of the Atmos Energy Corporation Pension Account Plan $48.6 million in cash and 1,169,700 shares of Atmos restricted common stock with the-then market value of $28.8 million. We did not contribute to our pension plans during fiscal 2004.
      We contributed $10.0 million, $13.8 million and $18.6 million to our postretirement benefits plans for the years ended September 30, 2005, 2004 and 2003. The contributions represent the portion of the postretirement costs we are responsible for under the terms of our plan and minimum funding required by our regulators.

Outlook for Fiscal 2006
      As noted above, high grade corporate bond yields were decreasing in the period leading up to our June 30, 2005 measurement date. Therefore, we reduced the discount rate for determining our fiscal 2006 pension and benefit costs by 125 basis points to 5 percent. Additionally, we reduced the expected return on our pension plan assets by 25 basis points to 8.5 percent. The effect of these assumption changes, coupled with the effects of updating our annual valuation will result in an increase in our net pension and postretirement costs of approximately $15 million.

      We are not required to make a minimum funding contribution to our pension plans during fiscal 2006 nor, at this time, do we intend to make voluntary contributions during 2006. However, we anticipate contributing approximately $11.9 million to our postretirement medical plans during fiscal 2006.
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
      For our utility segment, we use a sensitivity analysis to estimate commodity price risk. For purposes of this analysis, we estimate commodity price risk by applying a hypothetical 10 percent increase in the portion of our gas cost related to fixed-price non-regulated sales. Based on these projected non-regulated gas sales, a hypothetical 10 percent increase in fixed prices based upon the September 30, 2005 three month market strip would increase our purchased gas cost by approximately $5.9 million in fiscal 2006.

Natural gas marketing and pipeline and storage segments
      Our natural gas marketing segment is also exposed to risks associated with changes in the market price of natural gas. For our natural gas marketing segment, we use a sensitivity analysis to estimate commodity price risk. For purposes of this analysis, we estimate commodity price risk by applying a $0.50 change in the forward NYMEX price to our net open position (including existing storage and related financial contracts) at the end of each period. Because AEH did not have any net open positions (including existing storage and related financial contracts) at September 30, 2005, there would be no impact on our consolidated net income due to fluctuations in the forward NYMEX price.

      However, changes in the difference between the indices used to mark to market our physical inventory (iFERC) and the related fair-value hedge (NYMEX) can result in volatility in our reported net income; however, over time, gains and losses on the sale of storage gas inventory will be offset by gains and losses on the fair-value hedges. Based upon our storage position at September 30, 2005 of 7.4 Bcf, a $0.50 change in the difference between the iFERC and NYMEX indices could impact our reported net income by approximately $2.3 million.
Interest Rate Risk
      Our earnings are exposed to changes in short-term interest rates associated with our short-term commercial paper program, other short-term borrowings and floating rate debt. We use a sensitivity analysis to estimate our short-term interest rate risk. For purposes of this analysis, we estimate our short-term interest rate risk as the difference between our actual interest expense for the period and estimated interest expense for the period assuming a hypothetical average of a one percent increase in the interest rates associated with our short-term borrowings. Had interest rates associated with our short-term borrowings outstanding during fiscal 2005 increased by an average of one percent, our interest expense would have increased by approximately $0.4 million during 2005.
      We also assess market risk for our fixed-rate, long-term obligations. We estimate market risk for our fixed-rate, long-term obligations as the potential increase in fair value resulting from a hypothetical one percent decrease in interest rates associated with these debt instruments. Fair value is estimated using a discounted cash flow analysis. Assuming this one percent hypothetical decrease, the fair value of our fixed-rate, long-term obligations outstanding as of September 30, 2005 would have increased by approximately $160.2 million.
      As of September 30, 2005, we were not engaged in any other activities which would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates or market commodity prices.

ITEM 8.	Financial Statements and Supplementary Data
      All other financial statement schedules are omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and accompanying notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors
Atmos Energy Corporation
      We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation as of September 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atmos Energy Corporation at September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the financial information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Atmos Energy Corporation’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Dallas, Texas
November 16, 2005

ATMOS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30

	2005	2004

	(In thousands,
	except share data)
ASSETS
Property, plant and equipment	$4,631,684	$2,595,374
Construction in progress	133,926	38,277

	4,765,610	2,633,651
Less accumulated depreciation and amortization	1,391,243	911,130

Net property, plant and equipment	3,374,367	1,722,521
Current assets
Cash and cash equivalents	40,116	201,932
Cash held on deposit in margin account	80,956	—
Accounts receivable, less allowance for doubtful accounts of $15,613 in 2005 and $7,214 in 2004	454,313	211,810
Gas stored underground	450,807	200,134
Other current assets	238,238	99,319

Total current assets	1,264,430	713,195
Goodwill and intangible assets	737,787	245,528
Deferred charges and other assets	276,943	231,383

	$5,653,527	$2,912,627

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding: 2005 — 80,539,401 shares, 2004 — 62,799,710 shares	$403	$314
Additional paid-in capital	1,426,523	1,005,644
Accumulated other comprehensive loss	(3,341)	(14,529)
Retained earnings	178,837	142,030

Shareholders’ equity	1,602,422	1,133,459
Long-term debt	2,183,104	861,311

Total capitalization	3,785,526	1,994,770
Commitments and contingencies
Current liabilities
Accounts payable and accrued liabilities	461,314	185,295
Other current liabilities	503,368	238,682
Short-term debt	144,809	—
Current maturities of long-term debt	3,264	5,908

Total current liabilities	1,112,755	429,885
Deferred income taxes	292,207	241,257
Regulatory cost of removal obligation	263,424	103,579
Deferred credits and other liabilities	199,615	143,136

	$5,653,527	$2,912,627

See accompanying notes to consolidated financial statements

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30

	2005	2004	2003

	(In thousands, except per share data)
Operating revenues
Utility segment	$3,103,140	$1,637,728	$1,554,082
Natural gas marketing segment	2,106,278	1,618,602	1,668,493
Pipeline and storage segment	164,742	19,758	20,298
Other nonutility segment	5,302	3,393	2,853
Intersegment eliminations	(406,136)	(359,444)	(445,810)

	4,973,326	2,920,037	2,799,916
Purchased gas cost
Utility segment	2,195,774	1,134,594	1,062,679
Natural gas marketing segment	2,044,305	1,571,971	1,644,328
Pipeline and storage segment	6,811	9,383	3,061
Other nonutility segment	—	—	—
Intersegment eliminations	(402,654)	(358,102)	(445,128)

	3,844,236	2,357,846	2,264,940

Gross profit	1,129,090	562,191	534,976
Operating expenses
Operation and maintenance	427,734	214,470	205,090
Depreciation and amortization	178,005	96,647	87,001
Taxes, other than income	174,696	57,379	55,045

Total operating expenses	780,435	368,496	347,136

Operating income	348,655	193,695	187,840
Miscellaneous income	2,021	9,507	2,191
Interest charges	132,658	65,437	63,660

Income before income taxes and cumulative effect of accounting change	218,018	137,765	126,371
Income tax expense	82,233	51,538	46,910

Income before cumulative effect of accounting change	135,785	86,227	79,461
Cumulative effect of accounting change, net of income tax benefit	—	—	(7,773)

Net income	$135,785	$86,227	$71,688

Per share data
Basic income per share:
Income before cumulative effect of accounting change	$1.73	$1.60	$1.72
Cumulative effect of accounting change, net of income tax benefit	—	—	(.17)

Net income	$1.73	$1.60	$1.55

Diluted income per share:
Income before cumulative effect of accounting change	$1.72	$1.58	$1.71
Cumulative effect of accounting change, net of income tax benefit	—	—	(.17)

Net income	$1.72	$1.58	$1.54

Weighted average shares outstanding:
Basic	78,508	54,021	46,319

Diluted	79,012	54,416	46,496

See accompanying notes to consolidated financial statements

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock			Accumulated
			Additional	Other
	Number of	Stated	Paid-in	Comprehensive	Retained
	Shares	Value	Capital	Loss	Earnings	Total

	(In thousands, except share data)
Balance, September 30, 2002	41,675,932	$208	$508,265	$(41,380)	$106,142	$573,235
Comprehensive income:
Net income	—	—	—	—	71,688	71,688
Minimum pension liability, net	—	—	—	39,432	—	39,432
Unrealized holding gains on investments, net	—	—	—	489	—	489

Total comprehensive income						111,609
Cash dividends ($1.20 per share)	—	—	—	—	(55,291)	(55,291)
Common stock issued:
Public offering	4,100,000	20	99,102	—	—	99,122
Acquisition of Mississippi Valley Gas Company	3,386,287	17	74,633	—	—	74,650
Contribution to Atmos Pension Account Plan	1,169,700	6	28,757	—	—	28,763
Direct stock purchase plan	585,743	3	13,209	—	—	13,212
Retirement savings plan	360,725	2	8,277	—	—	8,279
Long-term incentive plan	181,429	1	3,664	—	—	3,665
Long-term stock plan for Mid-States Division	13,000	—	206	—	—	206
Outside directors stock-for-fee plan	2,969	—	67	—	—	67

Balance, September 30, 2003	51,475,785	257	736,180	(1,459)	122,539	857,517
Comprehensive income:
Net income	—	—	—	—	86,227	86,227
Unrealized holding gains on investments, net	—	—	—	615	—	615
Treasury lock agreements, net	—	—	—	(21,268)	—	(21,268)
Cash flow hedges, net	—	—	—	7,583	—	7,583

Total comprehensive income						73,157
Cash dividends ($1.22 per share)	—	—	—	—	(66,736)	(66,736)
Common stock issued:
Public offering	9,939,393	50	235,419	—	—	235,469
Direct stock purchase plan	556,856	3	13,726	—	—	13,729
Retirement savings plan	320,313	2	8,300	—	—	8,302
Long-term incentive plan	498,230	2	11,848	—	—	11,850
Long-term stock plan for Mid-States Division	6,000	—	94	—	—	94
Outside directors stock-for-fee plan	3,133	—	77	—	—	77

Balance, September 30, 2004	62,799,710	314	1,005,644	(14,529)	142,030	1,133,459
Comprehensive income:
Net income	—	—	—	—	135,785	135,785
Unrealized holding gains on investments, net	—	—	—	1,528	—	1,528
Treasury lock agreements, net	—	—	—	(2,714)	—	(2,714)
Cash flow hedges, net	—	—	—	12,374	—	12,374

Total comprehensive income						146,973
Cash dividends ($1.24 per share)	—	—	—	—	(98,978)	(98,978)
Common stock issued:
Public offering	16,100,000	80	381,271	—	—	381,351
Direct stock purchase plan	450,212	3	12,486	—	—	12,489
Retirement savings plan	441,350	2	11,767	—	—	11,769
Long-term incentive plan	745,788	4	14,116	—	—	14,120
Amortization of restricted stock	—	—	1,175	—	—	1,175
Outside directors stock-for-fee plan	2,341	—	64	—	—	64

Balance, September 30, 2005	80,539,401	$403	$1,426,523	$(3,341)	$178,837	$1,602,422

See accompanying notes to consolidated financial statements

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30

	2005	2004	2003

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$135,785	$86,227	$71,688
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of income tax benefit	—	—	7,773
Gain on sales of assets	—	(6,700)	—
Depreciation and amortization:
Charged to depreciation and amortization	178,005	96,647	87,001
Charged to other accounts	791	1,465	2,193
Deferred income taxes	12,669	36,997	53,867
Other	11,522	(1,772)	(5,885)
Changes in assets and liabilities:
(Increase) decrease in cash held on deposit in margin account	(80,956)	17,903	(7,711)
(Increase) decrease in accounts receivable	(166,692)	2,158	(60,026)
Increase in gas stored underground	(112,796)	(31,030)	(64,875)
Increase in other current assets	(56,828)	(9,233)	(15,747)
Decrease in deferred charges and other assets	30,059	17,178	21,258
Increase in accounts payable and accrued liabilities	224,375	4,586	19,417
Increase (decrease) in other current liabilities	218,715	48,877	(40,636)
Increase (decrease) in deferred credits and other liabilities	(7,705)	7,431	(18,866)

Net cash provided by operating activities	386,944	270,734	49,451
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(333,183)	(190,285)	(159,439)
Acquisitions, net of cash received	(1,916,696)	(1,957)	(74,650)
Proceeds from sales of assets	—	27,919	—
Other, net	(2,131)	(570)	704

Net cash used in investing activities	(2,252,010)	(164,893)	(233,385)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term debt	144,809	(118,595)	(27,196)
Net proceeds from issuance of long-term debt	1,385,847	5,000	253,267
Settlement of Treasury lock agreements	(43,770)	—	—
Proceeds from bridge loan	—	—	147,000
Repayment of bridge loan	—	—	(147,000)
Repayment of long-term debt	(103,425)	(9,713)	(73,165)
Repayment of Mississippi Valley Gas debt	—	—	(70,938)
Cash dividends paid	(98,978)	(66,736)	(55,291)
Issuance of common stock	37,183	34,715	25,720
Net proceeds from equity offering	381,584	235,737	99,229

Net cash provided by financing activities	1,703,250	80,408	151,626

Net increase (decrease) in cash and cash equivalents	(161,816)	186,249	(32,308)
Cash and cash equivalents at beginning of year	201,932	15,683	47,991

Cash and cash equivalents at end of year	$40,116	$201,932	$15,683

See accompanying notes to consolidated financial statements

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business
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

Division	Service Area

Atmos Energy Colorado-Kansas Division	Colorado, Kansas, Missouri(3)
Atmos Energy Kentucky Division	Kentucky
Atmos Energy Louisiana Division	Louisiana
Atmos Energy Mid-States Division	Georgia(3), Illinois(3), Iowa (3), Missouri(3), Tennessee, Virginia(3)
Atmos Energy Mid-Tex Division(1)	Texas, including the Dallas/Fort Worth metropolitan area
Atmos Energy Mississippi Division(2)	Mississippi
Atmos Energy West Texas Division	West Texas

(1)	Acquired in October 2004.

(2)	The name of this division was changed from the Mississippi Valley Gas Company Division in April 2005.

(3)	Denotes locations where we have more limited service areas.
      As further described in Note 3, on October 1, 2004, we completed our acquisition of the natural gas distribution and pipeline operations of TXU Gas Company. The TXU Gas operations we acquired are regulated businesses engaged in the purchase, transmission, storage, distribution and sale of natural gas in the north-central, eastern and western parts of Texas. We also acquired a system consisting of 6,162 miles of gas transmission and gathering lines and five underground storage reservoirs, all within Texas. As a result of the TXU Gas acquisition, on October 1, 2004, we created the Atmos Energy Mid-Tex Division, which provides gas distribution services to our approximately 1.5 million residential and business customers in Texas, including the Dallas/ Fort Worth metropolitan area. We also created the Atmos Pipeline — Texas Division to manage and operate the TXU Gas pipeline and storage operations we acquired.
      In addition, we transport natural gas for others through our distribution system. Our utility business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which the utility divisions operate. Our shared-services division is located in Dallas, Texas, and our customer support centers are located in Amarillo, Texas, and Metairie, Louisiana. In addition, on April 1, 2005, we took over the operations of a Waco, Texas customer support center, and all call center services formerly provided by TXU Gas under a transitional services agreement were terminated. We closed the purchase of the related assets on October 3, 2005 for approximately $1.7 million.
      Our nonutility businesses operate in 22 states and include our natural gas marketing operations, our pipeline and storage operations and our other nonutility operations. These operations are either organized under or managed by Atmos Energy Holdings, Inc., which is wholly-owned by the Company.
      Our natural gas marketing operations are managed by Atmos Energy Marketing, LLC, which is wholly-owned by AEH. AEM provides a variety of natural gas management services to municipalities, natural gas utility systems and industrial natural gas customers, primarily in the southeastern and midwestern states and to our Kentucky, Louisiana and Mid-States divisions. These services consist primarily of furnishing natural gas supplies at fixed and market-based prices, contract negotiation and administration, load forecasting, gas

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
storage acquisition and management services, transportation services, peaking sales and balancing services, capacity utilization strategies and gas price hedging through the use of derivative instruments.
      Our pipeline and storage operations consist of the operations of our Atmos Pipeline — Texas Division, a division of Atmos Energy Corporation, and of Atmos Pipeline and Storage, LLC, which is wholly-owned by AEH. The Atmos Pipeline–Texas Division was purchased from TXU Gas and transports natural gas to the Atmos Energy Mid-Tex Division, transports natural gas to third parties and manages five underground storage reservoirs in Texas. Through APS, we own or have an interest in underground storage fields in Kentucky and Louisiana. We also use these storage facilities to reduce the need to contract for additional pipeline capacity to meet customer demand during peak periods.
      Our other nonutility businesses consist primarily of the operations of Atmos Energy Services, LLC and Atmos Power Systems, Inc., which are wholly-owned by AEH. Through AES, we provide natural gas management services to our utility operations, other than the Mid-Tex Division. These services, which began on April 1, 2004, include aggregating and purchasing gas supply, arranging transportation and storage logistics and ultimately delivering the gas to our utility service areas at competitive prices. Through Atmos Power Systems, Inc., we construct gas-fired electric peaking power-generating plants and associated facilities and may enter into agreements to either lease or sell these plants.
      Prior to January 20, 2004, United Cities Propane Gas, Inc., a wholly-owned subsidiary of AEH, owned an approximate 19 percent membership interest in U.S. Propane L.P., a joint venture formed in February 2000 with three other utility companies. Through our ownership in USP, we owned an approximate 5 percent indirect interest in Heritage Propane Partners, L.P. During 2004, we sold our interest in USP and Heritage. We received cash proceeds of $26.6 million and recorded a pretax book gain of $5.9 million with these transactions. We no longer have an interest in the propane industry.

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
      Regulation — Our utility operations are subject to regulation with respect to rates, service, maintenance of accounting records and various other matters by the respective regulatory authorities in the states in which we operate. Our accounting policies recognize the financial effects of the ratemaking and accounting practices and policies of the various regulatory commissions. Regulated utility operations are accounted for in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation. This statement requires cost-based, rate-regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. As a result, certain costs are permitted to be capitalized rather than expensed because they can be recovered through rates.
      We record regulatory assets as a component of deferred charges and other assets for costs that have been deferred for which future recovery through customer rates is considered probable. Regulatory liabilities are

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recorded either on the face of the balance sheet or as a component of current liabilities, deferred income taxes or deferred credits and other liabilities when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. Significant regulatory assets and liabilities as of September 30, 2005 and 2004 included the following:

	September 30

	2005	2004

	(In thousands)
Regulatory assets:
UCG merger and integration costs, net(1)	$—	$1,992
Other merger and integration costs, net	9,150	9,442
Deferred gas costs	38,173	8,756
Deferred MVG operating expenses	—	4,801
Environmental costs	1,357	3,104
Rate case costs	11,314	537
Deferred franchise fees	6,710	—
Other	9,313	7,353

	$76,017	$35,985

Regulatory liabilities:
Deferred gas costs	$134,048	$54,514
Regulatory cost of removal obligation	274,989	111,232
Deferred income taxes, net	3,185	1,962
Other	8,084	5,479

	$420,306	$173,187

(1)	Fully amortized as of December 2004.
      Currently authorized rates do not include a return on certain of our merger and integration costs; however, we recover the amortization of these costs. Merger and integration costs, net, are generally amortized on a straight-line basis over estimated useful lives ranging up to 20 years. During the fiscal years ended September 30, 2005, 2004 and 2003, we recognized $2.3 million, $8.2 million and $8.2 million in amortization expense related to these costs. Environmental costs have been deferred to future rate filings in accordance with rulings received from various regulatory commissions.
      During the third quarter of 2005, the Mid-States Division filed a rate case in its Georgia service area seeking a rate increase of $4.0 million. We anticipate that the rate case will be finalized in November 2005. During 2005, our Mid-Tex, West Texas and Atmos Pipeline — Texas divisions made GRIP filings to include $94.6 million of capital expenditures in their rate base which should result in additional revenue of approximately $19.1 million. Rulings on these filings are anticipated by January 4, 2006.
      In September 2004, the Mississippi Public Service Commission authorized additional annualized revenue of $4.7 million on our Mississippi Division’s May 2004 filing, which became effective on June 1, 2004. However, the MPSC originally disallowed certain deferred costs totaling $2.8 million. In connection with the modification of our rate design, the MPSC reversed its decision regarding these costs, and we included these costs into our rates in October 2005.
      Revenue recognition — Sales of natural gas to our utility customers are billed on a monthly cycle basis; however, the billing cycle periods for certain classes of customers do not necessarily coincide with accounting

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
periods used for financial reporting purposes. We follow the revenue accrual method of accounting for utility segment revenues whereby revenues applicable to gas delivered to customers, but not yet billed under the cycle billing method, are estimated and accrued and the related costs are charged to expense. Revenue is recognized in our pipeline and storage segment as the services are provided.
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
      Energy trading contracts resulting in the delivery of a commodity where we are the principal in the transaction are recorded as natural gas marketing sales or purchases at the time of physical delivery. Realized gains and losses from the settlement of financial instruments that do not result in physical delivery related to our natural gas marketing energy trading contracts and unrealized gains and losses from changes in the market value of open contracts are included as a component of natural gas marketing revenues. For the years ended September 30, 2005, 2004 and 2003, we included unrealized gains (losses) on open contracts of ($26.0) million, ($2.8) million and $6.3 million as a component of natural gas marketing revenues.
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
      Gas stored underground — Our gas stored underground is comprised of natural gas injected into storage to support the winter season withdrawals for our utility operations and natural gas held by our natural gas marketing and other nonutility subsidiaries to conduct their operations. The average cost method is used for all our utility divisions, except for the Mid-States Division, where it is valued on the first-in first-out method basis, in accordance with regulatory requirements. The average gas cost method is also used for our natural gas marketing segment and our Atmos Pipeline — Texas Division. Gas in storage that is retained as cushion gas to maintain reservoir pressure is classified as property, plant and equipment and is valued at cost.
      Utility property, plant and equipment — Utility property, plant and equipment is stated at original cost net of contributions in aid of construction. The cost of additions includes direct construction costs, payroll related costs (taxes, pensions and other fringe benefits), administrative and general costs and an allowance for funds used during construction. The allowance for funds used during construction represents the estimated cost of funds used to finance the construction of major projects and are capitalized in the rate base for

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ratemaking purposes when the completed projects are placed in service. Interest expense of $2.5 million, $1.2 million and $0.8 million was capitalized in 2005, 2004 and 2003.
      Major renewals, including replacement pipe, and betterments that are recoverable under our regulatory rate base are capitalized while the costs of maintenance and repairs that are not recoverable through rates are charged to expense as incurred. The costs of large projects are accumulated in construction in progress until the project is completed. When the project is completed, tested and placed in service, the balance is transferred to the utility plant in service account included in the rate base and depreciation begins.
      Utility property, plant and equipment is depreciated at various rates on a straight-line basis over the estimated useful lives of the assets. These rates are approved by our regulatory commissions and are comprised of two components, one based on average service life and one based on cost of removal. Accordingly, we recognize our cost of removal expense as a component of depreciation expense. The related cost of removal accrual is reflected as a regulatory liability on the consolidated balance sheet. At the time property, plant and equipment is retired, removal expenses less salvage, are charged to the regulatory cost of removal accrual. The composite depreciation rate was 4.0 percent for the year ended September 30, 2005 and 3.8 percent for the years ended September 30, 2004 and 2003.
      Nonutility property, plant and equipment — Nonutility property, plant and equipment is stated at cost. Depreciation is generally computed on the straight-line method for financial reporting purposes based upon estimated useful lives ranging from 8 to 38 years.
      Asset retirement obligations — SFAS 143, Accounting for Asset Retirement Obligations requires that we record a liability at fair value for an asset retirement obligation when the legal obligation to retire the asset has been incurred with an offsetting increase to the carrying value of the related asset. Accretion of the asset retirement obligation due to the passage of time is recorded as an operating expense. As of September 30, 2005 and 2004, we have asset retirement obligations as defined under SFAS 143; however, we cannot determine when the legal obligation will be incurred. Accordingly, we have not recorded a liability for these obligations.
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
      Intangible assets are amortized over their useful lives of 10 years. These assets are reviewed for impairment as impairment indicators arise. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected future cash flows. In the event the sum of the expected future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. To date, no impairment has been recognized.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Marketable securities — As of September 30, 2005 and 2004, all of our marketable securities were classified as available-for-sale securities based upon the criteria of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with that standard, these securities are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). We regularly evaluate the performance of these investments on a fund by fund basis for impairment, taking into consideration the fund’s purpose, volatility and current returns. If a determination is made that a decline in fair value is other than temporary, the related fund is written down to its estimated fair value.
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

Natural Gas Marketing Segment
      Our natural gas marketing risk management activities are conducted through AEM. AEM is exposed to risks associated with changes in the market price of natural gas, and we manage our exposure to the risk of natural gas price changes through a combination of storage and financial derivatives, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. Option contracts provide the right, but not the requirement, to buy or sell the commodity at a fixed price. Swap contracts require receipt of payment for the commodity based on the difference between a fixed price and the market price on the settlement date. The use of these contracts is subject to our risk management policies, which are monitored for compliance daily.
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
      Under SFAS 133, natural gas inventory is designated as the hedged item in a fair-value hedge and is marked to market on a monthly basis using the iFERC price at the end of each month. Changes in fair value

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are recognized as unrealized gains and losses in revenue in the period of change. Costs to store the gas are recognized in the period the costs are incurred. We recognize revenue and the carrying value of the inventory as an associated purchased gas cost in our consolidated statement of income when we sell the gas and deliver it out of the storage facility.
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
      Similar to our inventory position, we attempt to mitigate substantially all of the commodity price risk associated with our fixed-price contracts with minimum volume requirements through the use of various offsetting derivatives. Prior to April 1, 2004, these derivatives were not designated as hedges under SFAS 133 because they naturally locked in the economic gross profit margin at the time we entered into the contract. The fixed-price forward and offsetting derivative contracts were marked to market each month with changes in fair value recognized as unrealized gains and losses recorded in revenue in our consolidated statement of income. The unrealized gains and losses are realized as a component of revenue in the period in which we fulfill the requirements of the fixed-price contract and the derivatives are settled. To the extent that the unrealized gains and losses of the fixed-price forward contracts and the offsetting derivatives did not offset exactly, our earnings experienced some volatility. At delivery, the gains and losses on the fixed-price contracts are offset by gains and losses on the derivatives, resulting in the realization of the economic gross profit margin we anticipated at the time we structured the original transaction.
      Effective April 1, 2004, we elected to treat our fixed-price forward contracts as normal purchases and sales. As a result, we ceased marking the fixed-price forward contracts to market. We have designated the offsetting derivative contracts as cash flow hedges of anticipated transactions. As a result of this change, unrealized gains and losses on these open derivative contracts are now recorded as a component of accumulated other comprehensive income and are recognized in earnings as a component of revenue when the hedged volumes are sold. Hedge ineffectiveness, to the extent incurred, is reported as a component of revenues and is not material to our financial position, results of operations or cash flows. In addition, we continually manage our positions to optimize value as market conditions and other circumstances change.

Treasury Activities
      During fiscal 2004, we entered into four Treasury lock agreements to fix the Treasury yield component of the interest cost of financing associated with the anticipated issuance of $875 million of long-term debt. We designated these Treasury lock agreements as cash flow hedges of an anticipated transaction. Accordingly, to the extent effective, unrealized gains and losses associated with the Treasury lock agreements are recorded as a component of accumulated other comprehensive income. These Treasury lock agreements were settled in October 2004 with a net $43.8 million payment to the counterparties. Approximately $11.6 million of the $43.8 million obligation will be recognized as a component of interest expense over a five year period from the date of settlement, and the remaining amount, approximately $32.2 million, will be recognized as a component of interest expense over a ten year period from the date of settlement.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Pension and other postretirement plans — Pension and other postretirement plan costs and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates, and current demographic and actuarial mortality data. We review the estimates and assumptions underlying our pension and other postretirement plan costs and liabilities annually based upon a June 30 measurement date. The assumed discount rate and the expected return are the assumptions that generally have the most significant impact on our pension costs and liabilities. The assumed discount rate, the assumed health care cost trend rate and assumed rates of retirement generally have the most significant impact on our postretirement plan costs and liabilities.
      The discount rate is utilized principally in calculating the actuarial present value of our pension and postretirement obligation and net pension and postretirement cost. When establishing our discount rate, we consider absolute high quality corporate bond rates based on Moody’s Aa bond index, changes in those rates from the prior year and the implied discount rate that is derived from matching our projected benefit disbursements with a high quality corporate bond spot rate curve.
      The expected long-term rate of return on assets is utilized in calculating the expected return on plan assets component of the annual pension and postretirement plan cost. We estimate the expected return on plan assets by evaluating expected bond returns, equity risk premiums, asset allocations, the effects of active plan management, the impact of periodic plan asset rebalancing and historical performance. We also consider the guidance from our investment advisors in making final determination of our expected rate of return on assets. To the extent the actual rate of return on assets realized over the course of a year is greater than or less than the assumed rate, that year’s annual pension or postretirement plan cost is not affected. Rather, this gain or loss reduces or increases future pension or postretirement plan cost over a period of approximately ten to twelve years.
      We estimate the assumed health care cost trend rate used in determining our postretirement net cost based upon our actual health care cost experience, the effects of recently enacted legislation and general economic conditions. Our assumed rate of retirement is estimated based upon our annual review of our participant census information as of the measurement date.
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
      Stock-based compensation plans — We have two stock-based compensation plans that provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, bonus stock, restricted stock and performance-based stock to officers and key employees: the 1998 Long-Term Incentive Plan and the Long-Term Stock Plan for the Mid-States Division. Nonemployee directors are also eligible to receive such stock-based compensation under the 1998 Long-Term Incentive Plan. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives and promoting our success by providing employees with the opportunity to acquire common stock. These plans are

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
more fully described in Note 8. As permitted by SFAS 123, Accounting for Stock-Based Compensation, we accounted for these plans under the intrinsic-value method described in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees through September 30, 2005. Under this method, no compensation cost for stock options is recognized for stock-option awards granted at or above fair-market value.
      Awards of restricted stock are valued at the market price of the Company’s common stock on the date of grant. The unearned compensation is amortized to operation and maintenance expense over the vesting period of the restricted stock. As discussed below, beginning October 1, 2005 we will account for our stock-based compensation in accordance with SFAS 123 (revised), Share-Based Payment.
      Had compensation expense for our stock options issued under the Long-Term Incentive Plan been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, our net income and earnings per share for the years ended September 30, 2005, 2004 and 2003 would have been impacted as shown in the following table:

	Year Ended September 30

	2005	2004	2003

	(In thousands, except per share data)
Net income — as reported	$135,785	$86,227	$71,688
Restricted stock compensation expense included in income, net of tax	2,431	978	370
Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	(3,161)	(2,092)	(1,362)

Net income — pro forma	$135,055	$85,113	$70,696

Earnings per share:
Basic earnings per share — as reported	$1.73	$1.60	$1.55

Basic earnings per share — pro forma	$1.72	$1.57	$1.53

Diluted earnings per share — as reported	$1.72	$1.58	$1.54

Diluted earnings per share — pro forma	$1.71	$1.56	$1.52

      Accumulated other comprehensive loss — Accumulated other comprehensive loss, net of tax, as of September 30, 2005 and 2004 consisted of the following unrealized gains (losses):

	September 30

	2005	2004

	(In thousands)
Unrealized holding gains (losses) on investments	$684	$(844)
Treasury lock agreements	(23,982)	(21,268)
Cash flow hedges	19,957	7,583

	$(3,341)	$(14,529)

      Recent accounting pronouncements — During 2003, the Emerging Issues Task Force (EITF) added to its agenda EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to address the meaning of “other-than-temporary” impairment and its application to certain investments carried at cost. In November 2003, the Task Force developed new disclosure requirements concerning unrealized losses on available-for-sale debt and equity securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. We have adopted the disclosure

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
requirements prescribed by EITF 03-01, which are contained in Note 9. In March 2004, the Task Force issued guidance regarding the measurement and recognition of an “other-than-temporary” impairment, which was subsequently delayed in September 2004. In June 2005, the Task Force decided not to provide additional guidance on the meaning of “other-than-temporary” impairment. The project was retitled FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which replaces the guidance found in EITF 03-01 and states that the assessment of whether impairment is “other-than-temporary” would be based upon existing “other-than-temporary” impairment guidance and the effective date for the use of this guidance would be for reporting periods beginning after December 15, 2005. The final FSP is expected to be issued in fourth quarter of calendar 2005 and should have no impact on our financial position, results of operations and cash flows.
      In December 2004, the FASB issued SFAS 123 (revised), Share-Based Payment (SFAS 123(R)). This standard revises SFAS 123, Accounting for Stock-Based Compensation and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. Under SFAS 123(R), public companies will be required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission deferred the required effective date of SFAS 123(R) until the beginning of a registrant’s next fiscal year. Accordingly, SFAS 123(R) will become effective for the Company for fiscal 2006 beginning on October 1, 2005.
      SFAS 123(R) allows companies to adopt the new standard using the prospective, modified prospective or modified retrospective method. We will adopt SFAS 123(R) as of October 1, 2005 using the modified prospective method. Under this method, we will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of October 1, 2005, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. We expect that the adoption of SFAS 123(R) will reduce our fiscal 2006 net income by approximately $0.5 million.
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when the obligation is incurred — generally upon acquisition, construction or development and/or through the normal operation of the asset, if the fair value of the liability can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Uncertainty about the timing and/or method of settlement is required to be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently evaluating the impact that FIN 47 may have on our financial position, results of operations and cash flows.

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      We funded the purchase price for the TXU Gas acquisition with approximately $235.7 million in net proceeds from our offering of approximately 9.9 million shares of common stock, which we completed on July 19, 2004, and approximately $1.7 billion in net proceeds from our issuance on October 1, 2004 of commercial paper backstopped by a senior unsecured revolving credit agreement, which we entered into on September 24, 2004 to provide bridge financing for the TXU Gas acquisition. In October 2004, we paid off the outstanding commercial paper used to fund the acquisition through the issuance of senior unsecured notes on October 22, 2004, which generated net proceeds of approximately $1.39 billion, and the sale of 16.1 million shares of common stock on October 27, 2004, which generated net proceeds of $381.6 million.
      The following table summarizes the fair values of the assets acquired and liabilities assumed on October 1, 2004 (in thousands):

Cash purchase price	$1,908,999
Transaction costs and expenses	7,697

Total purchase price	$1,916,696

Net property, plant and equipment	$1,471,643
Accounts receivable	75,811
Gas stored underground	137,877
Other current assets	22,094
Goodwill	493,603
Deferred charges and other assets	42,069
Deferred income taxes	7,925
Accounts payable and accrued liabilities	(51,644)
Other current liabilities	(77,756)
Regulatory cost of removal obligation	(138,991)
Deferred credits and other liabilities	(65,935)

Total	$1,916,696

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At closing of the acquisition, TXU Gas and some of its affiliates entered into transitional services agreements with us to provide call center, meter reading, customer billing, collections, information reporting, software, accounting, treasury, administrative and other services to the Mid-Tex Division. Some of these services were outsourced by TXU Gas to Capgemini Energy L.P. However, on November 4, 2004, we entered into an agreement with Capgemini Energy L.P. whereby we took over the operations of the Waco, Texas call center on April 1, 2005 and purchased from Capgemini Energy L.P. all of the related call center assets on October 1, 2005. The remaining transitional services agreements expired on September 30, 2005 and were not renewed as we have in-sourced all of these functions, effective October 1, 2005.
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

Mississippi Valley Gas Company
      On December 3, 2002, we completed the acquisition of Mississippi Valley Gas Company, Mississippi’s largest natural gas utility. The acquisition of MVG enabled us to expand our service area into Mississippi. MVG served approximately 261,500 residential, commercial, industrial and other customers located primarily in the northern and central regions of Mississippi. MVG’s rate design provides timely returns on capital investment and earnings stability and enabled us to leverage our existing centralized management structure, shared services organization and information systems to manage costs in all of Atmos Energy’s utility service areas over the long term.
      We paid approximately $74.7 million in cash and $74.7 million in Atmos Energy common stock consisting of 3,386,287 unregistered shares. We also repaid approximately $70.9 million of MVG’s outstanding debt. The results of operations of MVG have been consolidated with our results of operations from the acquisition date.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Intangible Assets
      Goodwill and intangible assets were comprised of the following as of September 30, 2005 and 2004.

	September 30

	2005	2004

	(In thousands)
Goodwill	$734,280	$241,368
Intangible assets	3,507	4,160

Total	$737,787	$245,528

      The following presents our goodwill balance allocated by segment and changes in the balance for the year ended September 30, 2005:

		Natural	Pipeline
		Gas	and	Other
	Utility	Marketing	Storage	Nonutility
	Segment	Segment	Segment	Segment	Total

	(In thousands)
Balance as of September 30, 2004	$206,656	$24,282	$—	$10,430	$241,368
Intersegment transfer of assets(1)	—	—	10,430	(10,430)	—
TXU Gas acquisition (Note 3)	360,835	—	132,768	—	493,603
Other	(691)	—	—	—	(691)

Balance as of September 30, 2005	$566,800	$24,282	$143,198	$—	$734,280

(1)	Effective October 1, 2004, we created the pipeline and storage segment which includes the regulated pipeline and storage operations of the Atmos Pipeline–Texas Division as well as the nonregulated pipeline and storage operations of Atmos Pipeline and Storage, LLC, previously included in our other nonutility segment. Accordingly, goodwill allocable to Atmos Pipeline and Storage, LLC was transferred to the pipeline and storage segment.
     Information regarding our intangible assets is included in the following table. As of September 30, 2005 and 2004, we had no indefinite-lived intangible assets.

		September 30, 2005			September 30, 2004

	Useful	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net

(In thousands)
Customer contracts	10	$6,521	$(3,014)	$3,507	$6,521	$(2,361)	$4,160
      The following table presents actual amortization expense recognized during 2005 and an estimate of future amortization expense based upon our intangible assets at September 30, 2005.

Amortization expense (in thousands):
Actual for the fiscal year ending September 30, 2005	$653
Estimated for the fiscal year ending:
September 30, 2006	585
September 30, 2007	585
September 30, 2008	585
September 30, 2009	585
September 30, 2010	585

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Derivative Instruments and Hedging Activities
      We conduct risk management activities through both our utility and natural gas marketing segments. These activities are more fully described in Note 2. Also, as discussed in Note 2, we record our derivatives as a component of risk management assets and liabilities, which are classified as current or noncurrent based upon the anticipated settlement date of the underlying derivative. Our determination of the fair value of these derivative financial instruments reflects the estimated amounts that we would receive or pay to terminate or close the contracts at the reporting date, taking into account the current unrealized gains and losses on open contracts. In our determination of fair value, we consider various factors, including closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts.
      The following table shows the fair values of our risk management assets and liabilities by segment at September 30, 2005 and 2004:

		Natural Gas
	Utility	Marketing	Total

	(In thousands)
September 30, 2005:
Assets from risk management activities, current	$93,310	$14,603	$107,913
Assets from risk management activities, noncurrent	—	735	735
Liabilities from risk management activities, current	—	(61,920)	(61,920)
Liabilities from risk management activities, noncurrent	—	(15,316)	(15,316)

Net assets (liabilities)	$93,310	$(61,898)	$31,412

September 30, 2004:
Assets from risk management activities, current	$25,692	$18,748	$44,440
Assets from risk management activities, noncurrent	—	562	562
Liabilities from risk management activities, current	(34,304)	(5,154)	(39,458)
Liabilities from risk management activities, noncurrent	—	(1,138)	(1,138)

Net assets (liabilities)	$(8,612)	$13,018	$4,406

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
      In June 2001, we purchased a three-year weather-insurance policy with an option to cancel the third year of coverage. The insurance covered our Texas and Louisiana operations to protect against weather that was at least 7 percent warmer than normal for the entire heating season of October through March, beginning with the 2001-2002 heating season. The prepaid cost of the three-year policy was $13.2 million and was amortized over the appropriate heating seasons based on heating degree days. In the third quarter of fiscal 2003, we cancelled this policy, primarily as a result of rate relief in Louisiana and at that time, prospects for weather normalization adjustments in Texas. During fiscal 2003, we recognized amortization expense of $5.0 million. However, we did not collect under this policy because weather was not at least 7 percent warmer than normal.
      Our utility hedging activities also includes the fair value of our treasury lock agreements which are described in further detail below.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonutility Hedging Activities
      For the year ended September 30, 2005, the increase in the deferred hedging gain in accumulated other comprehensive loss was attributable to increases in future commodity prices relative to the commodity prices stipulated in the derivative contracts totaling $2.0 million and the recognition of $10.4 million in net deferred hedge losses in net income when the derivatives matured according to their terms. The net deferred hedge gains associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. Substantially all of the deferred hedging gain as of September 30, 2005 is expected to be recognized in net income within the next fiscal year.
      Under our risk management policies, we seek to match our financial derivative positions to our physical storage positions as well as our expected current and future sales and purchase obligations to maintain no open positions at the end of each trading day. The determination of our net open position as of any day, however, requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. We can also be affected by intraday fluctuations of gas prices, since the price of natural gas purchased or sold for future delivery earlier in the day may not be hedged until later in the day. At times, limited net open positions related to our existing and anticipated commitments may occur. At the close of business on September 30, 2005, AEH had no net open positions (including existing storage).

Adoption of EITF 02-03
      On October 25, 2002, EITF 02-03, Accounting for Contracts Involved in Energy Trading and Risk Management, was issued. It rescinded EITF 98-10, Accounting for Energy Trading and Risk Management Activities, and required that all energy trading contracts entered into after October 25, 2002 be accounted for pursuant to the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Beginning January 1, 2003, we have no longer marked our storage and transportation contracts to market value each month in accordance with EITF 98-10 and adopted EITF 02-03. As a result, we recorded $7.8 million, net of applicable income tax benefit, as a cumulative effect of a change in accounting principle in fiscal 2003.

Treasury Activities
      During fiscal 2004, we entered into four Treasury lock agreements to fix the Treasury yield component of the interest cost of financing associated with the-then anticipated issuance of $875 million of long-term debt subsequent to September 30, 2004. This long-term debt was issued on October 22, 2004 and was used to repay a portion of the commercial paper used to fund the TXU Gas acquisition, as described in Note 3.
      We designated these Treasury lock agreements as cash flow hedges of an anticipated transaction. Accordingly, to the extent effective, unrealized gains and losses associated with the Treasury locks were recorded as a component of accumulated other comprehensive loss. These Treasury lock agreements were settled in October 2004 with a net $43.8 million payment to the counterparties. Approximately $11.6 million of the $43.8 million obligation will be recognized as a component of interest expense over a five year period from the date of settlement, and the remaining amount, approximately $32.2 million, will be recognized as a component of interest expense over a ten year period from the date of settlement.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents our hedging transactions that were recorded to other comprehensive income (loss), net of taxes during the years ended September 30, 2005 and 2004.

	Year Ended
	September 30

	2005	2004

	(In thousands)
Increase (decrease) in fair value:
Treasury lock agreements	$(5,869)	$(21,268)
Forward commodity contracts	1,988	11,078
Recognition of (gains) losses in earnings due to settlements:
Treasury lock agreements	3,155	—
Forward commodity contracts	10,386	(3,495)

Total other comprehensive income (loss) from hedging, net of tax(1)	$9,660	$(13,685)

(1)	Utilizing an income tax rate of approximately 38 percent comprised of the effective rates in each taxing jurisdiction.
      The following amounts net of deferred taxes represent the expected recognition into earnings for our derivative instruments, based upon the fair values of these derivatives as of September 30, 2005:

	Treasury
	Lock	Forward
	Agreements	Contracts	Total

	(In thousands)
2006	$(3,442)	$19,864	$16,422
2007	(3,442)	174	(3,268)
2008	(3,442)	(81)	(3,523)
2009	(3,442)	—	(3,442)
2010	(2,123)	—	(2,123)
Thereafter	(8,091)	—	(8,091)

Total	$(23,982)	$19,957	$(4,025)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt

Long-term debt
      Long-term debt at September 30, 2005 and 2004 consisted of the following:

	2005	2004

	(In thousands)
Unsecured floating rate Senior Notes, due 2007	$300,000	$—
Unsecured 4.00% Senior Notes, due 2009	400,000	—
Unsecured 7.375% Senior Notes, due 2011	350,000	350,000
Unsecured 10% Notes, due 2011	2,303	2,303
Unsecured 5.125% Senior Notes, due 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	—
Unsecured 5.95% Senior Notes, due 2034	200,000	—
Medium term notes
Series A, 1995-2, 6.27%, due 2010	10,000	10,000
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
First Mortgage Bonds
Series J, 9.40% due 2021	—	17,000
Series P, 10.43% due 2013	10,000	11,250
Series Q, 9.75% due 2020	—	16,000
Series T, 9.32% due 2021	—	18,000
Series U, 8.77% due 2022	—	20,000
Series V, 7.50% due 2007	—	4,167
Rental property, propane and other term notes due in installments through 2013	7,839	9,830

Total long-term debt	2,190,142	868,550
Less:
Original issue discount on unsecured senior notes and debentures	(3,774)	(1,331)
Current maturities	(3,264)	(5,908)

	$2,183,104	$861,311

      In December 2001, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $600.0 million in new common stock and/or debt. The registration statement was declared effective by the SEC on January 30, 2002. On January 16, 2003, we issued $250.0 million of 5.125% Senior Notes due 2013 under the registration statement. The net proceeds of $249.3 million were used to repay debt under an acquisition credit facility used to finance our acquisition of MVG, to repay $54.0 million in unsecured senior notes held by institutional lenders and short-term debt under our commercial paper program and to provide funds for general corporate purposes. Additionally, we sold 4.1 million shares of our common stock in connection with our June and July 2003 Offering under the registration statement to provide additional funding for our Pension Account Plan. In July 2004, we sold 9.9 million shares of our common stock, including the underwriters’ exercise of their overallotment option. We used the net proceeds from this offering, together with borrowings under a bridge financing facility to consummate the acquisition of substantially all of the assets of TXU Gas and pay related fees and expenses.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As a result of the offering, we exhausted the remaining availability under our December 2001 registration statement.
      In August 2004, we filed another registration statement with the SEC, which was declared effective by the SEC on September 15, 2004, under which we may issue, from time to time, up to $2.2 billion in new common stock and/or debt. In October 2004, we sold 16.1 million common shares, including the underwriters’ exercise of their overallotment option, under the new registration statement, generating net proceeds of $382.5 million before other offering costs. Additionally, we issued senior unsecured debt under the registration statement consisting of $400 million of 4.00% Senior Notes due 2009, $500 million of 4.95% Senior Notes due 2014, $200 million of 5.95% Senior Notes due 2034 and $300 million of floating rate Senior Notes due 2007. The floating rate notes will bear interest at a rate equal to the three-month LIBOR rate plus 0.375 percent per year. At September 30, 2005, the interest rate on our floating rate debt was 3.974 percent. The net proceeds from the sale of these senior notes were $1.39 billion.
      The net proceeds from the October 2004 common stock and senior notes offerings, combined with the net proceeds from our July 2004 offering were used to pay off the $1.7 billion in outstanding commercial paper backstopped by a senior unsecured revolving credit agreement, which we entered into on September 24, 2004 for bridge financing for the TXU Gas acquisition. After issuing the debt and equity in October 2004 we have approximately $401.5 million in availability remaining under the registration statement. Also, as a result of this refinancing in October 2004, we canceled the senior unsecured revolving credit facility.
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

Short-term debt
      At September 30, 2005, there was $129.9 million outstanding under our commercial paper program and $14.9 million outstanding under our bank credit facilities. At September 30, 2004, there were no short-term amounts outstanding under our commercial paper program or bank credit facilities.
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

Committed credit facilities
      As of September 30, 2005, we had two short-term committed revolving credit facilities totaling $618.0 million, one of which was an unsecured facility for $600.0 million that bears interest at the Eurodollar rate plus 0.625 percent and served as a backup liquidity facility for our $600.0 million commercial paper program. We entered into this facility on October 22, 2004 to replace our $350.0 million credit facility that served as the backup liquidity facility for our $350.0 million commercial paper program. At September 30, 2005, $129.9 million of commercial paper was outstanding under this facility.
      In October 2005, this facility expired and we replaced it with a new $600.0 million 3-year revolving credit facility that became effective October 18, 2005. This facility bears interest at a rate ranging from LIBOR plus

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
0.40% to 1.00%. Based upon our current credit ratings, borrowings would bear interest at our option of either a base rate or LIBOR plus 0.55%. Additionally, the facility is subject to quarterly commitment fees ranging from .075% to .200%, dependent on our credit ratings. Based upon our current credit ratings, the commitment fee is 0.100%. On November 10, 2005, a new $300.0 million 364-day revolving credit facility became effective with substantially the same terms as our $600.0 million facility.
      We have a third unsecured facility in place for $18.0 million that bears interest at the Federal Funds rate plus 0.5 percent. This facility expired on March 31, 2005 and was renewed effective April 1, 2005 for an additional twelve months with no material changes to its terms and pricing. At September 30, 2005, $14.9 million was outstanding under this facility.
      The availability of funds under our credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently meet. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in both revolving credit facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At September 30, 2005, our total-debt-to-total-capitalization ratio, as defined, was 61 percent. In addition, both the interest margin over the Eurodollar rate and the fee that we pay on unused amounts under both revolving credit facilities are subject to adjustment depending upon our credit ratings. The new revolving credit facilities each contain the same limitation with respect to our total-debt to-total capitalization ratio.

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
      AEM is required by the financial covenants in the credit facility to maintain a maximum ratio of total liabilities to tangible net worth of 5 to 1, along with minimum levels of net working capital ranging from $20 million to $50 million. Additionally, AEM must maintain a minimum tangible net worth ranging from $21 million to $51 million, and must not have a maximum cumulative loss from March 30, 2005 exceeding $4 million to $10 million, depending on the total amount of borrowing elected from time to time by AEM. At September 30, 2005, AEM’s ratio of total liabilities to tangible net worth, as defined, was 2.18 to 1.
      At September 30, 2005, no amounts were outstanding under this credit facility. However, at September 30, 2005, AEM letters of credit totaling $123.6 million had been issued under the facility, which reduced the amount available by a corresponding amount. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility was $26.3 million at September 30, 2005. This line of credit is collateralized by substantially all of the assets of AEM and is guaranteed by AEH.
      We also have an unsecured short-term uncommitted credit line for $25.0 million that is used for working capital and letter-of-credit purposes. There were no borrowings under this uncommitted credit facility at

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005, but letters of credit reduced the amount available by $4.2 million. This uncommitted line is renewed or renegotiated at least annually with varying terms, and we pay no fee for the availability of the line. Borrowings under this line are made on a when- and as-available basis at the discretion of the bank.
      AEH, the parent company of AEM, has a $100.0 million intercompany uncommitted demand credit facility with the Company which bears interest at LIBOR plus 2.75%. This facility has been approved by our state regulators through December 31, 2006. At September 30, 2005, there was $51.3 million outstanding under this facility.
      In addition, AEM had a $100.0 million intercompany uncommitted demand credit facility with AEH for its nonutility business which bears interest at the LIBOR rate plus 2.75 percent. On July 1, 2005, this facility was renewed and the amount available for borrowing was increased to $120.0 million. Any outstanding amounts under this facility are subordinated to AEM’s $250.0 million uncommitted demand credit facility described above. This facility is used to supplement AEM’s $250.0 million credit facility. At September 30, 2005, there was $60.0 million outstanding under this facility.

Debt Covenants
      We have other covenants in addition to those described above. Our Series P First Mortgage Bonds contain provisions that allow us to prepay the outstanding balance in whole at any time, after November 2007, subject to a prepayment premium. The First Mortgage Bonds provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after December 31, 1985 may not exceed the sum of accumulated net income for periods after December 31, 1985 plus $9.0 million. At September 30, 2005 approximately $157.9 million of retained earnings was unrestricted with respect to the payment of dividends.
      As of September 30, 2005, a portion of the Mid-States Division utility plant assets, totaling $376.8 million, was subject to a lien under the Indenture of Mortgage of the Series P First Mortgage Bonds.
      We were in compliance with all of our debt covenants as of September 30, 2005. If we do not comply with our debt covenants, we may be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions. Our two public debt indentures relating to our senior notes and debentures, as well as both our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. In addition, AEM’s credit agreement contains a cross-default provision whereby AEM would be in default if it defaults on other indebtedness, as defined, by at least $250 thousand in the aggregate. Additionally, this agreement contains a provision that would limit the amount of credit available if Atmos were downgraded below an S&P rating of BBB and a Moody’s rating of Baa2.
      Except as described above, we have no triggering events in our debt instruments that are tied to changes in specified credit ratings or stock price, nor have we entered into any transactions that would require us to issue equity based on our credit rating or other triggering events.
      Based on the borrowing rates currently available to us for debt with similar terms and remaining average maturities, the fair value of long-term debt at September 30, 2005 and 2004 is estimated, using discounted cash flow analysis, to be $2,078.3 million and $936.6 million.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Maturities of long-term debt at September 30, 2005 were as follows (in thousands):

2006	$3,264
2007	3,186
2008	303,831
2009	2,034
2010	401,381
Thereafter	1,476,446

$2,190,142

7.	Shareholders’ Equity

Stock Issuances
      During the years ended September 30, 2005, 2004 and 2003 we issued 17,739,691, 11,323,925, and 9,799,853 shares of common stock.
      On February 9, 2005, our shareholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares from 100 million to 200 million.
      On October 27, 2004, we completed the public offering of 16.1 million shares of our common stock including the underwriters’ exercise of their overallotment option of 2.1 million shares. The offering was priced at $24.75 and generated net proceeds of approximately $381.6 million. We used the net proceeds from this offering, together with net proceeds of $235.7 million from a public offering we conducted in July 2004 and $1.39 billion received from the issuance of senior unsecured notes to repay the $1.7 billion in outstanding commercial paper described in Note 3 and fund the remainder of the purchase price for the TXU Gas acquisition.
      On June 23, 2003, we completed a public offering of 4.0 million shares of our common stock, and we sold an additional 100,000 shares of our common stock in July 2003 when our underwriters exercised their overallotment option (the 2003 Offering). The 2003 Offering was priced at $25.31 per share and generated net proceeds of approximately $99.2 million. The proceeds were used to partially fund our pension plan, to repay short-term debt and for other general corporate purposes including the purchase of natural gas for storage.

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Registration Rights and Other Agreements
      As part of the consideration for our Mississippi Valley Gas Company acquisition in December 2002, we issued shares of common stock under an exemption from registration under the Securities Act of 1933, as amended. In the transaction, we entered into a registration rights agreement with the former stockholders of Mississippi Valley Gas Company that requires us, on no more than two occasions, and with some limitations, to file a registration statement under the Securities Act within 60 days of their request for an offering designed to achieve a wide distribution of shares through underwriters selected by us. We also granted rights to these shareholders, subject to some limitations, to participate in future registered offerings of our securities until December 3, 2005. As of September 30, 2005, 1,193,143 shares were covered by the registration rights agreement. Each of these shareholders has also agreed, for up to five years from the closing of the acquisition, and with some exceptions, not to sell or transfer shares representing more than 1 percent of our total outstanding voting securities to any person or group or any shares to a person or group who would hold more than 9.9 percent of our total outstanding voting securities after the sale or transfer. This restriction, and other agreed restrictions on the ability of these shareholders to acquire additional shares, participate in proxy solicitations or act to seek control, may be deemed to have an “anti-takeover” effect.
      In addition, in connection with our funding of the Atmos Energy Corporation Pension Account Plan, we issued, in June 2003, to the Atmos Energy Corporation Master Retirement Trust, for the benefit of the Pension Account Plan, 1,169,700 shares of common stock under an exemption from registration under the Securities Act. In the transaction, we entered into a registration rights agreement with the asset manager of the Pension Account Plan that requires us, on no more than three occasions, and with some limitations, to file a registration statement under the Securities Act within 60 days of its request for an offering designed to achieve a wide distribution of shares through underwriters selected by us. We also granted rights to the asset manager, subject to some limitations, to participate in future registered offerings of our securities. The registration rights agreement expired on June 30, 2005.

8.	Stock and Other Compensation Plans

Stock-Based Compensation Plans
      We have two stock-based compensation plans that provide for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, bonus stock, restricted stock and performance-based stock to officers and key employees: the 1998 Long-Term Incentive Plan and the Long-Term Stock Plan for

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Mid-States Division. Nonemployee directors are also eligible to receive such stock-based compensation under the 1998 Long-Term Incentive Plan. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives and promoting our success by providing employees with the opportunity to acquire common stock.

1998 Long-Term Incentive Plan
      On August 12, 1998, the Board of Directors approved and adopted the 1998 Long-Term Incentive Plan, which became effective October 1, 1998 after approval by our shareholders. The Long-Term Incentive Plan is a comprehensive, long-term incentive compensation plan providing for discretionary awards of incentive stock options, non-qualified stock options, stock appreciation rights, bonus stock, restricted stock and performance-based stock to help attract, retain and reward certain employees and non-employee directors of Atmos and its subsidiaries. We are authorized to grant awards for up to a maximum of 4.0 million shares of common stock under this plan subject to certain adjustment provisions. As of September 30, 2005, non-qualified stock options, bonus stock and restricted stock have been issued under this plan, and 1,290,292 shares were available for issuance. The option price of the stock options issued under this plan is equal to the market price of our stock at the date of grant. These stock options expire 10 years from the date of the grant and vest annually over a service period ranging from one to three years.
      A summary of activity for grants of stock options under the 1998 Long-Term Incentive Plan follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	1,492,177	$22.10	1,827,310	$21.91	1,557,606	$21.87
Granted	23,432	25.95	8,118	24.44	411,860	21.37
Exercised	(547,907)	22.08	(342,252)	20.91	(92,989)	17.79
Forfeited	(2,998)	22.81	(999)	22.49	(49,167)	23.89

Outstanding at end of year	964,704	$22.20	1,492,177	$22.10	1,827,310	$21.91

Exercisable at end of year	798,574	$22.22	1,006,859	$22.23	868,199	$21.69

      Information about outstanding and exercisable options under the Long-Term Incentive Plan, as of September 30, 2005, follows:

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Range of Exercise Prices	Options	(in Years)	Price	Options	Price

$15.65 to $20.24	65,499	4.4	$15.66	65,499	$15.66
$20.25 to $22.99	580,422	6.8	$21.87	444,536	$22.03
$23.00 to $25.95	318,783	4.9	$24.15	288,539	$24.00

$15.65 to $25.95	964,704	6.0	$22.20	798,574	$22.22

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The stock options had a weighted average fair value per share on the date of grant of $3.69 in 2005, $3.82 in 2004 and $3.32 in 2003. We used the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions for 2005, 2004 and 2003:

	Year Ended
	September 30

	2005	2004	2003

Expected Life (years)	7	7	7
Interest rate	4.2%	4.3%	4.0%
Volatility	21.3%	22.8%	23.3%
Dividend yield	4.8%	4.8%	4.8%

Long-Term Stock Plan for the Mid-States Division
      Prior to the merger with Atmos, certain United Cities Gas Company officers and key employees participated in the United Cities Long-Term Stock Plan implemented in 1989. At the time of the merger on July 31, 1997, we adopted this plan by registering a total of 250,000 shares of Atmos stock to be issued under the Long-Term Stock Plan for the Mid-States Division. Under this plan, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or any combination thereof may be granted to officers and key employees of the Mid-States Division. Options granted under the plan become exercisable at a rate of 20 percent per year and expire 10 years after the date of grant. No awards have been granted under this plan since 1996. During 2005, no options were exercised under the plan. At September 30, 2005, there were 300 options outstanding, all of which were fully vested.

Restricted Stock Plans
      As noted above, the 1998 Long-Term Incentive Plan provides for discretionary awards of restricted stock to help attract, retain and reward employees and non-employee directors of Atmos and its subsidiaries. Certain of these awards vest based upon the passage of time and other awards vest based upon the passage of time and the achievement of specified performance targets. The associated expense is recognized ratably over the vesting period. The following summarizes information regarding the restricted stock plan:

	Year Ended September 30

	2005	2004	2003

Shares granted during the year	294,834	240,686	82,933
Weighted average intrinsic value	$26.78	$24.78	$21.34
Compensation expense recognized, net of tax (in thousands)	$2,431	$978	$370
Unexpired shares with unmet restrictions at September 30	592,490	345,519	101,486

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Variable Pay Plan
      The Variable Pay Plan was created in fiscal 1999 to give each employee an opportunity to share in the success of Atmos based on the achievement of key performance measures considered critical to achieving business objectives for a given year. These performance measures may include earnings growth objectives, improved cash flow objectives or crucial customer satisfaction and safety results. We monitor progress towards the achievement of the performance measures throughout the year and record accruals based upon the expected payout using the best estimates available at the time the accrual is recorded.

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

Defined Benefit Plans

Employee Pension Plans
      As of September 30, 2005, we maintained two defined benefit plans: the Atmos Energy Corporation Pension Account Plan and the Atmos Energy Corporation Retirement Plan for Mississippi Valley Gas Union Employees. Both plans are held within the Atmos Energy Corporation Master Retirement Trust (the Master Trust).
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During fiscal 2005, we voluntarily contributed $3.0 million to the Master Trust to maintain the level of funding we desire relative to our accumulated benefit obligation. We made the contribution because declining high yield corporate bond yields in the period leading up to our June 30, 2005 measurement date resulted in an increase in the present value of our plan liabilities. We did not contribute to our pension plans during fiscal 2004. We are not required to make a minimum funding contribution during fiscal 2006 nor do we anticipate making any voluntary contributions during fiscal 2006.
      We manage the Master Trust’s assets with the objective of achieving a real rate of return of approximately four percent per year. We make investment decisions and evaluate performance on a medium term horizon of at least three to five years. We also consider our current financial status when making recommendations and decisions regarding the Master Trust’s assets. Finally, we strive to ensure the Master Trust’s assets are appropriately invested to maintain an acceptable level of risk and meet the Master Trust’s long term asset allocation policy.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents asset allocation information for the Master Trust as of September 30, 2005 and 2004.

		Actual Allocation
		September 30
	Targeted
Security Class	Allocation Range	2005	2004

Domestic equities	35% - 55%	45.0%	40.8%
International equities	10% - 20%	17.9%	17.1%
Fixed income	10% - 30%	18.1%	21.1%
Company stock	0% - 10%	9.1%	9.0%
Other assets	5% - 15%	9.6%	11.0%
Cash and equivalents	N/A	0.3%	1.0%
      At September 30, 2005 and 2004, the Plan held 1,169,700 shares of Atmos common stock, which represented 9.1 percent and 9.0 percent of total Master Trust assets. These shares generated dividend income of approximately $1.5 million and $1.4 million during fiscal 2005 and 2004.
      Our employee pension plan expenses and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates and demographic data. We review the estimates and assumptions underlying our employee pension plans annually based upon a June 30 measurement date. The development of our assumptions is more fully described in our significant accounting policies in Note 2. The actuarial assumptions used to determine the pension liability for the Master Trust were determined as of June 30, 2005 and 2004 and the actuarial assumptions used to determine the net periodic pension cost for the Master Trust were determined as of June 30, 2004, 2003 and 2002. These assumptions are presented in the following table:

	Pension Liability		Pension Cost

	2005	2004	2005	2004	2003

Discount rate	5.00%	6.25%	6.25%	6.00%	7.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.50%	8.75%	8.75%	9.00%	9.25%

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the Master Trust’s accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2005 and 2004.

	2005	2004

	(In thousands)
Accumulated benefit obligation	$348,383	$305,081

Change in projected benefit obligation:
Benefit obligation at beginning of year	$312,997	$330,344
Service cost	10,401	7,696
Interest cost	19,412	19,691
Actuarial loss (gain)	43,313	(16,803)
Benefits paid	(26,199)	(27,931)

Benefit obligation at end of year	359,924	312,997
Change in plan assets:
Fair value of plan assets at beginning of year	346,162	322,703
Actual return on plan assets	32,976	51,390
Employer contributions	3,000	—
Benefits paid	(26,199)	(27,931)

Fair value of plan assets at end of year	355,939	346,162

Reconciliation:
Funded status	(3,985)	33,165
Unrecognized prior service cost	(5,939)	(6,967)
Unrecognized net loss	119,270	87,668

Net amount recognized	$109,346	$113,866

      Net periodic pension cost for the Master Trust for 2005, 2004 and 2003 is recorded as a component of operating expense and included the following components:

	Year Ended September 30

	2005	2004	2003

	(In thousands)
Components of net periodic pension cost:
Service cost	$10,401	$7,696	$6,693
Interest cost	19,412	19,691	19,044
Expected return on assets	(27,541)	(30,097)	(23,950)
Amortization of prior service cost	(1,028)	(1,028)	(883)
Recognized actuarial loss	6,276	6,555	1,756

Net periodic pension cost	$7,520	$2,817	$2,660

Supplemental Executive Benefits Plans
      We have a nonqualified Supplemental Executive Benefits Plan which provides additional pension, disability and death benefits to the officers and certain other employees of Atmos. The Supplemental Plan was amended and restated in August 1998. In addition, in August 1998, we adopted the Performance-Based

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplemental Executive Benefits Plan which covers all employees who become officers or division presidents after August 12, 1998 or any other employees selected by our Board of Directors in its discretion.
      Similar to our employee pension plans, we review the estimates and assumptions underlying our supplemental executive benefit plans annually based upon a June 30 measurement date using the same techniques as our employee pension plans. The actuarial assumptions used to determine the pension liability for the supplemental plans were determined as of June 30, 2005 and 2004 and the actuarial assumptions used to determine the net periodic pension cost for the supplemental plans were determined as of June 30, 2004, 2003 and 2002. These assumptions are presented in the following table:

	Pension Liability		Pension Cost

	2005	2004	2005	2004	2003

Discount rate	5.00%	6.25%	6.25%	6.00%	7.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%
      The following table presents the supplemental plan’s accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2005 and 2004.

	2005	2004

	(In thousands)
Accumulated benefit obligation	$86,661	$64,754

Change in projected benefit obligation:
Benefit obligation at beginning of year	$73,998	$71,659
Service cost	2,144	2,037
Interest cost	4,658	4,324
Actuarial loss (gain)	20,637	(682)
Benefits paid	(3,496)	(3,340)

Benefit obligation at end of year	97,941	73,998
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	3,496	3,340
Benefits paid	(3,496)	(3,340)

Fair value of plan assets at end of year	—	—

Reconciliation:
Funded status	(97,941)	(73,998)
Unrecognized transition obligation	—	4
Unrecognized prior service cost	2,706	3,728
Unrecognized net loss	40,334	20,987

Accrued pension cost	$(54,901)	$(49,279)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assets for the supplemental plans are held in separate rabbi trusts and comprise the following:

		Unrealized
		Holding	Market
	Cost	Gain (Loss)	Value

	(In thousands)
As of September 30, 2005:
Domestic equity mutual funds	$28,902	$897	$29,799
Foreign equity mutual funds	5,133	328	5,461

	$34,035	$1,225	$35,260

As of September 30, 2004:
Domestic equity mutual funds	$29,894	$(1,537)	$28,357
Foreign equity mutual funds	3,279	298	3,577

	$33,173	$(1,239)	$31,934

      At September 30, 2005, we maintained investments in one domestic equity mutual fund that was in an unrealized loss position as of September 30, 2005. Information concerning unrealized losses for our supplemental plan assets follows:

	Less Than 12 Months		12 Months or More

		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss

	(In thousands)
Domestic equity mutual funds	$—	$—	$6,124	$(528)
Foreign equity mutual funds	—	—	—	—

	$—	$—	$6,124	$(528)

      Because this fund is only used to fund the supplemental plans, we evaluate investment performance over a long-term horizon. Based upon our intent and ability to hold this investment and to direct the source of the payments in order to maximize the life of the portfolio, the improved investment returns in the last year and the fact that the fund continues to receive good ratings from mutual fund rating companies, we do not consider this impairment to be other-than-temporary.
      Net periodic pension cost for the supplemental plans for 2005, 2004 and 2003 is recorded as a component of operating expense and included the following components:

	Year Ended September 30

	2005	2004	2003

	(In thousands)
Components of net periodic pension cost:
Service cost	$2,144	$2,037	$1,548
Interest cost	4,658	4,324	4,294
Amortization of transition asset	4	96	96
Amortization of prior service cost	1,022	1,022	1,022
Recognized actuarial loss	1,290	1,516	772

Net periodic pension cost	$9,118	$8,995	$7,732

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Disclosures For Defined Benefit Plans with Accumulated Benefit Obligations in Excess of Plan Assets
      The following summarizes key information for our defined benefit plans with accumulated benefit obligations in excess of plan assets. For fiscal 2005 and 2004 the accumulated benefit obligation for the MVG plan and our supplemental plans exceeded the fair value of plan assets.

	Employee
	Pension Plans		Supplemental Plans

	2005	2004	2005	2004

		(In thousands)
Projected Benefit Obligation	$13,550	$8,840	$97,941	$73,998
Accumulated Benefit Obligation	10,738	6,555	86,661	64,754
Fair Value of Plan Assets	6,465	4,482	—	—

Estimated Future Benefit Payments
      The following benefit payments for our defined benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following years:

	Pension	Supplemental
	Plans	Plans

	(In thousands)
2006	$29,877	$3,856
2007	27,991	4,008
2008	27,725	4,136
2009	28,747	4,400
2010	29,440	5,026
2011-2015	145,506	27,368

Postretirement Benefits
      At September 30, 2005, we sponsored the Retiree Medical Plan for Retirees and Disabled Employees of Atmos Energy Corporation (the Atmos Retiree Medical Plan). Effective December 31, 2004, the Atmos Energy Corporation Retiree Welfare Benefits Plan for Certain MVG Non-Union Employees and the Atmos Energy Corporation Retiree Welfare Benefits Plan for MVG Union Employees merged into the Atmos Retiree Medical Plan.
      This plan provides medical and prescription drug protection to all qualified participants based on their date of retirement. The Plan provides different levels of benefits depending on the level of coverage chosen by the participants and the terms of predecessor plans; however, we generally pay 80 percent of the projected net claims and administrative costs and participants pay the remaining 20 percent of this cost.
      On October 1, 2004, in connection with the acquisition of TXU Gas, we transitioned certain employees from TXU Gas to Atmos Energy Corporation. Although we did not assume the existing employee benefit liabilities or plans of TXU Gas, we received a credit of $18.9 million against the purchase price to permit us to provide partial past service credits for retiree medical benefits under the Atmos Retiree Medical Plan. The $18.9 million credit approximated the actuarially determined present value of the accumulated benefits related to the past service of the transitioned employees on the acquisition date.
      Generally, our funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. However, additional voluntary contributions are made annually as considered necessary. Contributions are intended to provide not only for benefits attributed

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to service to date but also for those expected to be earned in the future. We expect to contribute $11.9 million to our postretirement benefits plans during fiscal 2006.
      We maintain a formal investment policy with respect to the assets in our postretirement benefits plans in order to ensure the assets funding the postretirement benefit plans are appropriately invested to maintain an acceptable level of risk. We also consider our current financial status when making recommendations and decisions regarding the postretirement benefits plans.
      We currently invest the assets funding our postretirement benefit plans in money market funds, equity mutual funds, fixed income funds and a balanced fund. The following table presents asset allocation information for the postretirement benefit plan assets as of September 30, 2005 and 2004.

	Actual
	Allocation
	September 30

Security Class	2005	2004

Diversified investment fund(1)	97.2%	82.0%
Equity mutual funds	—	9.9%
Fixed income mutual funds	—	4.3%
Cash and cash equivalents	2.8%	3.8%

(1)	This fund invests in a diversified portfolio of common stocks, preferred stocks and fixed income securities. It may invest up to 75 percent of assets in common stocks and convertible securities.
      Similar to our employee pension and supplemental plans, we review the estimates and assumptions underlying our supplemental executive benefit plans annually based upon a June 30 measurement date using the same techniques as our employee pension plans. The actuarial assumptions used to determine the pension liability for our postretirement plan were determined as of June 30, 2005 and 2004 and the actuarial assumptions used to determine the net periodic pension cost for the postretirement plan were determined as of June 30, 2004, 2003 and 2002. The assumptions are presented in the following table:

	Postretirement
	Liability		Postretirement Cost

	2005	2004	2005	2004	2003

Discount rate	5.00%	6.25%	6.25%	6.19%	7.25%
Expected return on plan assets	5.30%	5.30%	5.30%	5.30%	5.30%
Initial trend rate	9.00%	10.00%	10.00%	9.00%	10.00%
Ultimate trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Ultimate trend reached in	2010	2010	2010	2008	2008

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the postretirement plan’s benefit obligation and funded status as of September 30, 2005 and 2004.

	2005	2004

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$125,189	$137,285
Service cost	9,968	5,941
Interest cost	9,369	7,355
Plan participants’ contributions	2,131	1,900
Actuarial loss (gain)	16,449	(17,038)
Acquisition	18,878	—
Benefits paid	(11,054)	(10,254)

Benefit obligation at end of year	170,930	125,189
Change in plan assets:
Fair value of plan assets at beginning of year	36,408	26,310
Actual return on plan assets	2,365	4,695
Employer contributions	9,993	13,757
Plan participants’ contributions	2,131	1,900
Benefits paid	(11,054)	(10,254)

Fair value of plan assets at end of year	39,843	36,408

Reconciliation:
Funded status	(131,087)	(88,781)
Unrecognized transition obligation	12,665	14,176
Unrecognized prior service cost	394	780
Unrecognized net loss	28,513	12,981

Accrued postretirement cost	$(89,515)	$(60,844)

      Net periodic postretirement cost for 2005, 2004 and 2003 is recorded as a component of operating expense and included the components presented below. The 2005 and 2004 amounts reflect the impact of adopting the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) beginning in the second quarter of fiscal 2004 as the plan is considered “actuarially equivalent” to Medicare Part D.

	Year Ended September 30

	2005	2004	2003

	(In thousands)
Components of net periodic postretirement cost:
Service cost	$9,968	$5,941	$5,902
Interest cost	9,369	7,355	9,078
Expected return on assets	(2,070)	(1,523)	(1,012)
Amortization of transition obligation	1,511	1,511	1,511
Amortization of prior service cost	386	386	368
Recognized actuarial loss	622	635	1,778

Net periodic postretirement cost	$19,786	$14,305	$17,625

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assumed health care cost trend rates have a significant effect on the amounts reported for the plan. A one-percentage point change in assumed health care cost trend rates would have the following effects on the latest actuarial calculations:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

	(In thousands)
Effect on total service and interest cost components	$3,034	$(2,405)
Effect on postretirement benefit obligation	$21,512	$(17,879)
      We are currently recovering other postretirement benefits costs through our regulated rates under SFAS 106 accrual accounting in substantially all of our service areas. Other postretirement benefits costs have been specifically addressed in rate orders in each jurisdiction served by our Mid-States Division and our Mississippi Division or have been included in a rate case and not disallowed. Management believes that accrual accounting in accordance with SFAS 106 is appropriate and will continue to seek rate recovery of accrual-based expenses in its ratemaking jurisdictions that have not yet approved the recovery of these expenses.

Estimated Future Benefit Payments
      The following benefit payments paid by us and retirees for our postretirement benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following years:

			Total
	Company	Retiree	Postretirement
	Payments	Payments	Benefits

	(In thousands)
2006	$11,870	$3,026	$14,896
2007	8,489	3,224	11,713
2008	9,201	3,563	12,764
2009	9,996	3,955	13,951
2010	10,934	4,277	15,211
2011-2015	69,829	26,091	95,920

Defined Contribution Plans
      As of September 30, 2005, we maintained two contribution benefit plans: the Atmos Energy Corporation Retirement Savings Plan and Trust (the Retirement Savings Plan) and the Atmos Energy Corporation Savings Plan for MVG Union Employees (the Union 401K Plan).
      The Retirement Savings Plan covers substantially all employees and is subject to the provisions of Section 401(k) of the Internal Revenue Code. Participants may elect a salary reduction ranging from a minimum of one percent up to a maximum of 65 percent of eligible compensation, as defined by the Plan, not to exceed the maximum allowed by the Internal Revenue Service. We match 100 percent of a participant’s contributions, limited to four percent of the participant’s salary, in Atmos common stock. Participants are eligible to receive matching contributions after completing one year of service. However, participants have the option to immediately transfer this matching contribution into other funds held within the plan. Participants are also permitted to take out loans against their accounts subject to certain restrictions.
      The Union 401K Plan covers substantially all Mississippi Division employees who are members of the International Chemical Workers Union Council, United Food and Commercial Workers Union International and is subject to the provisions of Section 401(k) of the Internal Revenue Code. Employees of the Union automatically become participants of the Union 401K plan on the date of union employment. We match

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
50 percent of a participant’s contribution, limited to six percent of the participant’s eligible contribution. Participants are also permitted to take out loans against their accounts subject to certain restrictions.
      Matching contributions to our defined contribution plans are expensed as incurred and amounted to $5.7 million, $4.6 million, and $4.1 million for 2005, 2004 and 2003. The Board of Directors may also approve discretionary contributions, subject to the provisions of the Internal Revenue Code of 1986 and applicable regulations of the Internal Revenue Service. No discretionary contributions were made for 2005, 2004 or 2003. At September 30, 2005 and 2004, the Retirement Savings Plan held 3.1 percent and 3.7 percent of our outstanding common stock.

10.	Details of Selected Consolidated Balance Sheet Captions
      The following tables provide additional information regarding the composition of certain of our balance sheet captions.

Accounts receivable
      Accounts receivable was comprised of the following at September 30, 2005 and 2004:

	September 30

	2005	2004

	(In thousands)
Billed accounts receivable	$381,469	$187,306
Unbilled revenue	62,337	15,991
Other accounts receivable	26,120	15,727

Total accounts receivable	469,926	219,024
Less: allowance for doubtful accounts	(15,613)	(7,214)

Net accounts receivable	$454,313	$211,810

Other current assets
      Other current assets as of September 30, 2005 and 2004 were comprised of the following accounts.

	September 30

	2005	2004

	(In thousands)
Assets from risk management activities	$107,913	$44,440
Deferred gas cost	38,173	8,756
Current deferred tax asset	67,365	27,327
Prepaid expenses	13,334	9,194
Current portion of leased assets receivable	2,973	2,973
Materials and supplies	7,502	2,626
Other	978	4,003

Total	$238,238	$99,319

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment
      Property, plant and equipment was comprised of the following as of September 30, 2005 and 2004:

	September 30

	2005	2004

	(In thousands)
Production plant	$19,401	$4,288
Storage plant	116,708	58,075
Transmission plant	753,499	134,174
Distribution plant	3,164,316	1,971,124
General plant	502,189	382,220
Intangible plant	75,571	45,493

	4,631,684	2,595,374
Construction in progress	133,926	38,277

	4,765,610	2,633,651
Less: accumulated depreciation and amortization	(1,391,243)	(911,130)

Net property, plant and equipment	$3,374,367	$1,722,521

Deferred charges and other assets
      Deferred charges and other assets as of September 30, 2005 and 2004 were comprised of the following accounts.

	September 30

	2005	2004

	(In thousands)
Pension plan assets in excess of plan obligations	$109,346	$113,866
Marketable securities	35,260	31,934
Long-term receivable on leased assets	19,413	22,511
Regulatory assets	37,844	27,229
Rights of way	11,746	11,746
Deferred financing costs	47,792	14,588
Assets from risk management activities	735	562
Other	14,807	8,947

Total	$276,943	$231,383

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other current liabilities
      Other current liabilities as of September 30, 2005 and 2004 were comprised of the following accounts.

	September 30

	2005	2004

	(In thousands)
Customer deposits	$89,918	$44,474
Accrued employee costs	26,409	15,729
Deferred gas costs	134,048	54,514
Accrued interest	53,675	21,893
Liabilities from risk management activities	61,920	39,458
Taxes payable	66,083	22,930
Post-retirement obligations	5,300	5,300
Regulatory cost of removal accrual	11,565	7,653
Other	54,450	26,731

Total	$503,368	$238,682

Deferred credits and other liabilities
      Deferred credits and other liabilities as of September 30, 2005 and 2004 were comprised of the following accounts.

	September 30

	2005	2004

	(In thousands)
Post-retirement obligations	$84,215	$55,544
Nonqualified retirement plan obligation	54,901	49,279
Customer advances for construction	18,872	14,120
Liabilities from risk management activities	15,316	1,138
Deferred revenue	5,488	7,021
Regulatory liabilities	8,084	5,479
Other	12,739	10,555

Total	$199,615	$143,136

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Earnings Per Share
      Basic and diluted earnings per share at September 30 are calculated as follows:

	2005	2004	2003

	(In thousands, except per share data)
Income before cumulative effect of accounting change	$135,785	$86,227	$79,461
Cumulative effect of accounting change, net of income tax benefit	—	—	(7,773)

Net income	$135,785	$86,227	$71,688

Denominator for basic income per share — weighted average common shares	78,508	54,021	46,319
Effect of dilutive securities:
Restricted and other shares	360	281	109
Stock options	144	114	68

Denominator for diluted income per share — weighted average common shares	79,012	54,416	46,496

Income per share — basic:
Before cumulative effect of accounting change	$1.73	$1.60	$1.72
Cumulative effect of accounting change, net of income tax benefit	—	—	(.17)

Net income per share	$1.73	$1.60	$1.55

Income per share — diluted:
Before cumulative effect of accounting change	$1.72	$1.58	$1.71
Cumulative effect of accounting change, net of income tax benefit	—	—	(.17)

Net income per share	$1.72	$1.58	$1.54

      There were no out-of-the-money options excluded from the computation of diluted earnings per share for the year ended September 30, 2005. There were approximately 3,000 and 601,500 out-of-the-money options excluded from the computation of diluted earnings per share for the years ended September 30, 2004 and 2003 as their exercise price was greater than the average market price of the common stock during that period.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes
      The components of income tax expense from continuing operations for 2005, 2004 and 2003 were as follows:

	2005	2004	2003

	(In thousands)
Current
Federal	$61,508	$9,003	$(13,446)
State	8,569	2,021	(441)
Deferred
Federal	11,453	35,970	54,656
State	1,217	5,079	6,690
Investment tax credits	(514)	(535)	(549)

	$82,233	$51,538	$46,910

      The provision (benefit) for income taxes is included in the consolidated financial statements as follows:

	2005	2004	2003

	(In thousands)
Income tax before cumulative effect of accounting change	$82,233	$51,538	$46,910
Cumulative effect of accounting change	—	—	(5,117)

Income tax expense	$82,233	$51,538	$41,793

      During 2003, we recorded a cumulative effect of accounting change to reflect the adoption of EITF 02-03, as described in Note 5. The $5.1 million benefit on the cumulative charge reflects a federal and state tax benefit of 39.7 percent.
      Reconciliations of the provision for income taxes before the cumulative effect of accounting change computed at the statutory rate to the reported provisions for income taxes from continuing operations for 2005, 2004 and 2003 are set forth below:

	2005	2004	2003

	(In thousands)
Tax at statutory rate of 35%	$76,306	$48,218	$44,230
Common stock dividends deductible for tax reporting	(1,088)	(985)	(993)
State taxes (net of federal benefit)	6,361	4,615	4,062
Other, net	654	(310)	(389)

Income tax expense	$82,233	$51,538	$46,910

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that give rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 2005 and 2004 are presented below:

	2005	2004

	(In thousands)
Deferred tax assets:
Costs expensed for book purposes and capitalized for tax purposes	$1,299	$1,029
Accruals not currently deductible for tax purposes	13,319	8,563
Customer advances	8,455	5,579
Nonqualified benefit plans	24,869	21,171
Postretirement benefits	33,176	21,665
Treasury lock agreement	14,698	13,035
Unamortized investment tax credit	864	1,000
Regulatory liabilities	9,836	1,192
Tax net operating loss and credit carryforwards	855	15,761
Gas cost adjustments	36,432	14,858
Other, net	3,186	4,373

Total deferred tax assets	146,989	108,226
Deferred tax liabilities:
Difference in net book value and net tax value of assets	(299,188)	(264,239)
Pension funding	(42,597)	(43,798)
Regulatory assets	(13,021)	(3,154)
Cost capitalized for book purposes and expensed for tax purposes	(2,739)	(7,288)
Other, net	(14,286)	(3,677)

Total deferred tax liabilities	(371,831)	(322,156)

Net deferred tax liabilities	$(224,842)	$(213,930)

SFAS No. 109 deferred credits for rate regulated entities	$2,833	$2,457

      We have tax carryforwards amounting to $0.9 million. The tax carryforwards include capital losses for federal purposes amounting to $0.5 million and state net operating losses amounting to $0.4 million. The federal capital loss carryforwards will expire in 2007. Depending on the jurisdiction in which the net operating loss was generated, the state net operating losses will begin to expire between 2016 and 2021.
      During fiscal 2003, the Internal Revenue Service initiated a routine examination of our fiscal 1999, 2000 and 2001 tax returns. The examination was successfully completed with no material impact to our financial position or results of operations.

13.	Commitments and Contingencies

Litigation

Colorado-Kansas Division
      We are a defendant in a lawsuit filed by Quinque Operating Company, Tom Boles and Robert Ditto on September 23, 1999 in the District Court of Stevens County, Kansas against more than 200 companies in the natural gas industry as well as in another similar lawsuit entitled In Re Natural Gas Royalties Qui Tam

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Litigation, which was remanded to the same court in January 2001. The plaintiffs in these two lawsuits that have now been consolidated, who purport to represent a class of royalty owners, allege that the defendants have underpaid royalties on gas taken from wells situated on non-federal and non-Indian lands in Kansas, Colorado, and Wyoming, predicated upon allegations that the defendants’ gas measurements are inaccurate. The plaintiffs have not specifically alleged an amount of damages. The District Court denied an earlier motion in these proceedings to certify a class but gave plaintiffs permission to try to seek certification of a revised class, which we intend to oppose. We believe that the plaintiffs’ claims are lacking in merit, and we intend to vigorously defend this action. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations, or net cash flows.

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

United Cities Propane Gas, Inc.
      United Cities Propane Gas, Inc., one of our wholly-owned subsidiaries, is a party to an action filed in June 2000 that is pending in the Circuit Court of Sevier County, Tennessee. The plaintiffs’ claims arise out of injuries alleged to have been caused by a low-level propane explosion. The plaintiffs seek to recover damages of $13.0 million. Discovery activities continue in this case. We have denied any liability, and we intend to vigorously defend against the plaintiffs’ claims. This case has been set for trial in December 2005. While the results of this litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or net cash flows.
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
      United Cities Gas Company and the Tennessee Department of Environment and Conservation (TDEC) entered into a consent order effective January 23, 1997, to facilitate the investigation, removal and remediation of the Johnson City site. Prior to our merger with United Cities Gas Company in July 1997, United Cities Gas Company began the implementation of the consent order in the first quarter of fiscal 1997,

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which will continue for the foreseeable future. The investigative phase of the work at the site has been completed, and an interim removal action was completed in June 2001. We installed four groundwater monitoring wells at the site in 2002 and have submitted the analytical results to the TDEC. We completed a risk assessment report that has been approved by the TDEC as well as a feasibility study for this site, which was submitted to the TDEC in October 2003. The feasibility study recommends a remedial action that will limit the use of and access to the impacted soil, cap the site with the addition of a clay fill and geosynthetic liner, and groundwater monitoring for a period of up to 30 years. The feasibility study was approved by the TDEC in February 2005 and we are awaiting a Record of Decision from the TDEC. The estimated cost of the proposed remedial action is $1.5 million, which is comprised primarily of operating and maintenance costs that would be associated with a groundwater monitoring project. The Tennessee Regulatory Authority granted us permission to defer, until our next rate case in Tennessee, all costs incurred in Tennessee in connection with state and federally mandated environmental control requirements.
      In March 2002, the TDEC contacted us about conducting an investigation at a former manufactured gas plant located in Bristol, Tennessee. We agreed to perform a preliminary investigation at the site, which we completed in June 2002. The investigation identified manufactured gas plant residual materials in the soil beneath the site, and we have proposed performing a focused removal action to remove any such residuals. The TDEC requested that the focused removal action be conducted pursuant to a voluntary agreement. On April 13, 2004, we entered into a voluntary consent agreement with the TDEC for the performance of the removal action and the removal action was completed in November 2004. In September 2005, we filed site use limitations on the property in the local property records, including restrictions on the use of the site to commercial and industrial purposes and a prohibition of the use of ground water for use as drinking water were filed.
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
      As of September 30, 2005, we had incurred costs of approximately $2.2 million for the investigations of the Johnson City and Bristol, Tennessee, and Hannibal, Missouri sites.
      We are a party to other environmental matters and claims that have arisen in the ordinary course of our business. While the ultimate results of response actions to these environmental matters and claims cannot be predicted with certainty, we believe the final outcome of such response actions will not have a material adverse effect on our financial condition, results of operations or net cash flows because we believe that the expenditures related to such response actions will either be recovered through rates, shared with other parties or are adequately covered by insurance.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments
      AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At September 30, 2005, AEM was committed to purchase 32.3 Bcf within one year, 29.2 Bcf within one to three years and 9.9 Bcf after three years under indexed contracts. AEM is committed to purchase 1.3 Bcf within one year and 0.4 Bcf within one to three years under fixed price contracts with prices ranging from $5.24 to $17.50. Purchases under these contracts totaled $1,421.2 million, $1,252.2 million and $1,454.8 million for 2005, 2004 and 2003.
      Our utility divisions, except for our Mid-Tex Division, maintain supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of the individual contract.
      Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market prices. The estimated commitments under these contracts as of September 30, 2005 are as follows (in thousands):

2006	$890,856
2007	196,501
2008	122,640
2009	13,532
2010	11,959
Thereafter	39,939

$1,275,427

Other
      In January 2005, we signed a letter of intent with a third party to jointly construct, own and operate a 45-mile large diameter natural gas pipeline in the northern portion of the Dallas/ Fort Worth Metroplex. Under terms of the letter of intent, the third party will provide the initial capital to build the pipeline and we expect to contribute $45.0 million within two years of signing of a definitive agreement. We expect to execute this agreement during the first quarter of fiscal 2006 and the pipeline is currently expected to be placed into service in fiscal 2006.
      During the third quarter of 2005, we entered into two agreements with third parties to transport natural gas through our Texas intrastate pipeline system beginning in fiscal 2006. To handle the increased volumes for these projects, we will install compression equipment and other pipeline infrastructure. We expect to spend approximately $32.0 million in 2006 for these projects.
      On August 29, 2005, Hurricane Katrina struck the Gulf Coast, inflicting significant damage in our eastern Louisiana operations. The hardest hit areas in our service area were in Jefferson, St. Tammany, St. Bernard and Plaquemines parishes. In total, approximately 230,000 of our natural gas customers were affected in these areas. A significant number of these customers will not require gas service for some time because of sustained damages. We cannot predict with certainty how many of these customers will return to these service areas and over what time period. Additionally, we cannot accurately determine what regulatory actions, if any, may be taken by the regulators with respect to these areas. Finally, although we believe our insurance will cover all losses in excess of our deductible, it is possible that certain of these losses may not be fully recoverable.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Leases

Leasing Operations
      Atmos Power Systems, Inc. constructs electric peaking power generating plants and associated facilities and enters into agreements to either lease or sell these plants. We completed a sales-type lease transaction for one distributed electric generation plant in 2001 and a second sales-type lease transaction in 2003. In 2001, we recognized a gain of $0.8 million and deferred $4.7 million of income, which will be recognized using the interest method through August 2011. In 2003, we recognized a gain of $3.9 million and deferred $8.6 million in income, which will be recognized using the interest method through September 2012. As of September 30, 2005 and 2004, we recorded receivables of $22.4 million and $25.5 million and recorded income of $1.6 million, $1.9 million and $2.0 million for fiscal years 2005, 2004 and 2003. The future minimum lease payments to be received for each of the five succeeding years are as follows:

Minimum
Lease
Receipts

(In thousands)
2006	$2,973
2007	2,973
2008	2,973
2009	2,973
2010	2,973
Thereafter	7,521

Total minimum lease receipts	$22,386

Capital and Operating Leases
      We have entered into non-cancelable operating leases for office and warehouse space used in our operations. The remaining lease terms range from one to 20 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Renewal options exist for certain of these leases. We have also entered into capital leases for division offices and operating facilities. Property, plant and equipment included amounts for capital leases of $5.8 million at both September 30, 2005 and 2004. Accumulated depreciation for these capital leases totaled $3.8 million and $2.4 million at September 30, 2005 and 2004. Depreciation expense for these assets is included in consolidated depreciation expense on the consolidated statement of income.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The related future minimum lease payments at September 30, 2005 were as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)
2006	$631	$15,327
2007	433	15,029
2008	362	14,432
2009	311	13,574
2010	291	12,619
Thereafter	1,376	92,453

Total minimum lease payments	3,404	$163,434

Less amount representing interest	(1,449)

Present value of net minimum lease payments	$1,955

      Consolidated lease and rental expense amounted to $9.5 million, $8.1 million and $8.9 million for fiscal 2005, 2004 and 2003.

15.	Concentration of Credit Risk
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
      AEM maintains an allowance for credit losses based upon factors surrounding the credit risk of customers, historical trends and other information. We believe, based on our credit policies and our allowance for credit losses, that our financial position, results of operations and cash flows will not be materially affected as a result of counterparty nonperformance.
      AEM’s estimated credit exposure is monitored in terms of the percentage of its customers that are rated as investment grade versus non-investment grade. Credit exposure is defined as the total of (1) accounts receivable, (2) delivered, but unbilled physical sales and (3) mark-to-market exposure for sales and purchases. Investment grade determinations are set internally by the credit department, but are primarily based on external ratings provided by Moody’s Investor Service and/or Standard & Poor’s Rating Service. For non-rated entities, the default rating for municipalities is investment grade, while the default rating for non-

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
guaranteed industrials and commercials is non-investment grade. The table below shows the percentages related to the investment ratings as of September 30, 2005 and 2004.

	September 30,	September 30,
	2005	2004

Investment grade	49%	55%
Non-investment grade	51%	45%

Total	100%	100%

      The following table presents our derivative counterparty credit exposure by operating segment based upon the unrealized fair value of our derivative contracts that represent assets as of September 30, 2005. Investment grade counterparties have minimum credit ratings of BBB-, assigned by Standard & Poor’s Rating Group; or Baa3, assigned by Moody’s Investor Service. Non-investment grade counterparties are composed of counterparties that are below investment grade or that have not been assigned an internal investment grade rating due to the short-term nature of the contracts associated with that counterparty. This category is composed of numerous smaller counterparties, none of which is individually significant.

	At September 30, 2005

		Natural Gas
	Utility	Marketing
	Segment(1)	Segment	Consolidated

	(In thousands)
Investment grade counterparties	$93,310	$12,291	$105,601
Non-investment grade counterparties	—	3,047	3,047

	$93,310	$15,338	$108,648

(1)	Counterparty risk for our utility segment is minimized because hedging gains and losses are passed through to our customers.

16.	Supplemental Cash Flow Disclosures
      Supplemental disclosures of cash flow information for 2005, 2004 and 2003 are presented below.

	2005	2004	2003

	(In thousands)
Cash paid for interest	$103,418	$65,700	$62,088
Cash paid for income taxes	$51,490	$1,677	$408
      There were no significant noncash transactions during fiscal 2005 and 2004. In June 2003, we contributed to the Atmos Energy Corporation Master Retirement Trust for the benefit of the Atmos Pension Account Plan 1,169,700 shares of Atmos restricted common stock with a value of $28.8 million.

17.	Segment Information
      Atmos Energy Corporation and its subsidiaries are engaged primarily in the natural gas utility business as well as certain nonutility businesses. We distribute natural gas through sales and transportation arrangements to approximately 3.2 million residential, commercial, public-authority and industrial customers through our seven regulated utility divisions, which covered service areas located in 12 states. In addition, we transport natural gas for others through our distribution system.
      Through our nonutility businesses, we provide natural gas management and marketing services to industrial customers, municipalities and other local distribution companies located in 22 states.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our operations are divided into four segments:

•	The utility segment, which includes our regulated natural gas distribution and related sales operations,

•	The natural gas marketing segment, which includes a variety of natural gas management services,

•	The pipeline and storage segment, which includes our regulated and nonregulated natural gas transmission and storage services and

•	The other nonutility segment, which includes all of our other nonregulated nonutility operations.
      Effective October 1, 2004, we created the pipeline and storage segment which includes the regulated pipeline and storage operations of Atmos Pipeline — Texas Division and the nonregulated pipeline and storage operations of Atmos Pipeline and Storage, LLC, which was previously included in our other nonutility segment. Segment information for all prior year periods has been restated to reflect our new organizational structure.
      Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. Although our utility segment operations are geographically dispersed, they are reported as a single segment as each utility division has similar economic characteristics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on net income or loss of the respective operating units. Interest expense is allocated pro rata to each segment based upon our net investment in each segment. Income taxes are allocated to each segment as if each segment’s taxes were calculated on a separate return basis.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized income statements and capital expenditures by segment are shown in the following tables.

	Year Ended September 30, 2005

		Natural Gas	Pipeline	Other
	Utility	Marketing	and Storage	Nonutility	Eliminations	Consolidated

	(In thousands)
Operating revenues from external parties	$3,102,041	$1,783,926	$85,333	$2,026	$—	$4,973,326
Intersegment revenues	1,099	322,352	79,409	3,276	(406,136)	—

	3,103,140	2,106,278	164,742	5,302	(406,136)	4,973,326
Purchased gas cost	2,195,774	2,044,305	6,811	—	(402,654)	3,844,236

Gross profit	907,366	61,973	157,931	5,302	(3,482)	1,129,090
Operating expenses
Operation and maintenance	346,594	18,444	62,226	4,153	(3,683)	427,734
Depreciation and amortization	159,497	1,896	16,504	108	—	178,005
Taxes, other than income	164,910	648	8,915	223	—	174,696

Total operating expenses	671,001	20,988	87,645	4,484	(3,683)	780,435

Operating income	236,365	40,985	70,286	818	201	348,655
Miscellaneous income	6,776	771	2,030	2,575	(10,131)	2,021
Interest charges	112,382	3,405	24,579	2,222	(9,930)	132,658

Income before income taxes	130,759	38,351	47,737	1,171	—	218,018
Income tax expense	49,642	14,947	17,138	506	—	82,233

Net income	$81,117	$23,404	$30,599	$665	$—	$135,785

Capital expenditures	$300,574	$649	$31,960	$—	$—	$333,183

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2004

		Natural Gas	Pipeline	Other
	Utility	Marketing	and Storage	Nonutility	Eliminations	Consolidated

	(In thousands)
Operating revenues from external parties	$1,636,636	$1,279,424	$1,617	$2,360	$—	$2,920,037
Intersegment revenues	1,092	339,178	18,141	1,033	(359,444)	—

	1,637,728	1,618,602	19,758	3,393	(359,444)	2,920,037
Purchased gas cost	1,134,594	1,571,971	9,383	—	(358,102)	2,357,846

Gross profit	503,134	46,631	10,375	3,393	(1,342)	562,191
Operating expenses
Operation and maintenance	195,471	15,692	2,533	2,150	(1,376)	214,470
Depreciation and amortization	92,954	2,089	1,488	116	—	96,647
Taxes, other than income	54,819	1,124	1,061	375	—	57,379

Total operating expenses	343,244	18,905	5,082	2,641	(1,376)	368,496

Operating income	159,890	27,726	5,293	752	34	193,695
Miscellaneous income	5,847	843	289	8,290	(5,762)	9,507
Interest charges	65,399	2,711	1,053	2,002	(5,728)	65,437

Income before income taxes	100,338	25,858	4,529	7,040	—	137,765
Income tax expense	37,242	9,225	1,762	3,309	—	51,538

Net income	$63,096	$16,633	$2,767	$3,731	$—	$86,227

Capital expenditures	$189,291	$520	$474	$—	$—	$190,285

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2003

		Natural Gas	Pipeline	Other
	Utility	Marketing	and Storage	Nonutility	Eliminations	Consolidated

	(In thousands)
Operating revenues from external parties	$1,552,857	$1,234,447	$11,280	$1,332	$—	$2,799,916
Intersegment revenues	1,225	434,046	9,018	1,521	(445,810)	—

	1,554,082	1,668,493	20,298	2,853	(445,810)	2,799,916
Purchased gas cost	1,062,679	1,644,328	3,061	—	(445,128)	2,264,940

Gross profit	491,403	24,165	17,237	2,853	(682)	534,976
Operating expenses
Operation and maintenance	193,108	8,608	2,780	1,276	(682)	205,090
Depreciation and amortization	83,849	1,261	1,742	149	—	87,001
Taxes, other than income	53,312	727	901	105	—	55,045

Total operating expenses	330,269	10,596	5,423	1,530	(682)	347,136

Operating income	161,134	13,569	11,814	1,323	—	187,840
Miscellaneous income (expense)	(218)	1,855	52	6,468	(5,966)	2,191
Interest charges	63,226	2,864	1,175	2,361	(5,966)	63,660

Income before income taxes and cumulative effect of accounting change	97,690	12,560	10,691	5,430	—	126,371
Income tax expense	35,553	5,757	4,229	1,371	—	46,910

Income before cumulative effect of accounting change	62,137	6,803	6,462	4,059	—	79,461
Cumulative effect of accounting change, net of income tax benefit	—	(7,773)	—	—	—	(7,773)

Net income (loss)	$62,137	$(970)	$6,462	$4,059	$—	$71,688

Capital expenditures	$154,777	$1,884	$2,450	$328	$—	$159,439

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes our revenues by products and services for the year ended September 30.

	2005	2004	2003

	(In thousands)
Utility revenues:
Gas sales revenues:
Residential	$1,791,172	$923,773	$873,375
Commercial	869,722	400,704	367,961
Industrial	229,649	155,336	151,969
Agricultural	27,889	31,851	48,625
Public authority and other	86,853	77,178	65,921

Total gas sales revenues	3,005,285	1,588,842	1,507,851
Transportation revenues	58,897	30,622	29,236
Other gas revenues	37,859	17,172	15,770

Total utility revenues	3,102,041	1,636,636	1,552,857
Natural gas marketing revenues	1,783,926	1,279,424	1,234,447
Pipeline and storage revenues	85,333	1,617	11,280
Other nonutility revenues	2,026	2,360	1,332

Total operating revenues	$4,973,326	$2,920,037	$2,799,916

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Balance sheet information at September 30, 2005 and 2004 by segment is presented in the following tables:

	September 30, 2005

		Natural	Pipeline
		Gas	and	Other
	Utility	Marketing	Storage	Nonutility	Eliminations	Consolidated

	(In thousands)
ASSETS

Property, plant and equipment, net	$2,926,096	$7,278	$439,574	$1,419	$—	$3,374,367
Investment in subsidiaries	231,342	(1,896)	—	—	(229,446)	—
Current assets
Cash and cash equivalents	10,663	28,949	—	504	—	40,116
Cash held on deposit in margin account	4,170	76,786	—	—	—	80,956
Assets from risk management activities	93,310	39,528	1,739	—	(26,664)	107,913
Other current assets	666,081	421,777	36,208	63,820	(152,441)	1,035,445
Intercompany receivables	505,728	—	—	20,133	(525,861)	—

Total current assets	1,279,952	567,040	37,947	84,457	(704,966)	1,264,430
Intangible assets	—	3,507	—	—	—	3,507
Goodwill	566,800	24,282	143,198	—	—	734,280
Noncurrent assets from risk management activities	—	2,073	1,338	—	(2,676)	735
Deferred charges and other assets	249,179	1,461	5,737	19,831	—	276,208

	$5,253,369	$603,745	$627,794	$105,707	$(937,088)	$5,653,527

CAPITALIZATION AND LIABILITIES

Shareholders’ equity	$1,602,422	$144,827	$53,426	$33,089	$(231,342)	$1,602,422
Long-term debt	2,177,279	—	—	5,825	—	2,183,104

Total capitalization	3,779,701	144,827	53,426	38,914	(231,342)	3,785,526
Current liabilities
Current maturities of long-term debt	1,250	—	—	2,014	—	3,264
Short-term debt	144,809	60,000	—	51,320	(111,320)	144,809
Liabilities from risk management activities	—	63,936	25,038	—	(27,054)	61,920
Other current liabilities	623,300	217,777	95,557	4,963	(38,835)	902,762
Intercompany payables	—	87,968	437,893	—	(525,861)	—

Total current liabilities	769,359	429,681	558,488	58,297	(703,070)	1,112,755
Deferred income taxes	268,108	12,369	9,563	2,167	—	292,207
Noncurrent liabilities from risk management activities	—	16,654	1,338	—	(2,676)	15,316
Regulatory cost of removal obligation	263,424	—	—	—	—	263,424
Deferred credits and other liabilities	172,777	214	4,979	6,329	—	184,299

	$5,253,369	$603,745	$627,794	$105,707	$(937,088)	$5,653,527

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2004

		Natural	Pipeline
		Gas	and	Other
	Utility	Marketing	Storage	Nonutility	Eliminations	Consolidated

	(In thousands)
ASSETS

Property, plant and equipment, net	$1,669,304	$7,875	$43,784	$1,558	$—	$1,722,521
Investment in subsidiaries	164,300	(1,484)	—	—	(162,816)	—
Current assets
Cash and cash equivalents	182,846	18,734	—	352	—	201,932
Assets from risk management activities	25,692	24,412	—	—	(5,664)	44,440
Other current assets	284,474	176,623	12,628	18,838	(25,740)	466,823
Intercompany receivables	1,995	—	—	16,079	(18,074)	—

Total current assets	495,007	219,769	12,628	35,269	(49,478)	713,195
Intangible assets	—	4,160	—	—	—	4,160
Goodwill	206,656	24,282	10,430	—	—	241,368
Noncurrent assets from risk management activities	—	734	—	—	(172)	562
Deferred charges and other assets	206,424	1,661	25	22,711	—	230,821

	$2,741,691	$256,997	$66,867	$59,538	$(212,466)	$2,912,627

CAPITALIZATION AND LIABILITIES

Shareholders’ equity	$1,133,459	$103,376	$28,499	$32,425	$(164,300)	$1,133,459
Long-term debt	853,472	—	—	7,839	—	861,311

Total capitalization	1,986,931	103,376	28,499	40,264	(164,300)	1,994,770
Current liabilities
Current maturities of long-term debt	3,917	—	—	1,991	—	5,908
Short-term debt	—	—	—	—	—	—
Liabilities from risk management activities	34,304	11,407	—	—	(6,253)	39,458
Other current liabilities	251,674	124,577	24,014	7,558	(23,304)	384,519
Intercompany payables	—	9,906	8,168	—	(18,074)	—

Total current liabilities	289,895	145,890	32,182	9,549	(47,631)	429,885
Deferred income taxes	230,214	2,900	6,116	2,000	27	241,257
Noncurrent liabilities from risk management activities	—	1,700	—	—	(562)	1,138
Regulatory cost of removal obligation	103,579	—	—	—	—	103,579
Deferred credits and other liabilities	131,072	3,131	70	7,725	—	141,998

	$2,741,691	$256,997	$66,867	$59,538	$(212,466)	$2,912,627

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Related Party Transactions
      AEM provides a variety of natural gas management services to our Kentucky, Louisiana and Mid-States divisions including furnishing natural gas supplies at fixed and market-based prices and the management of certain of our underground storage facilities. Additionally, at times, AEM places financial instruments for our various divisions to partially insulate us and our customers from gas price volatility.
      Atmos Pipeline and Storage, L.L.C. provides asset management services for certain of our utility storage fields in exchange for a contractually negotiated demand charge. The Atmos Pipeline — Texas Division, a division of Atmos, provides natural gas transportation services to our Atmos Energy Mid-Tex Division.
      Atmos Energy Services, L.L.C., provides natural gas management services for our own utility operations, other than the Mid-Tex Division. Prior to the second quarter of fiscal 2004, this entity conducted limited operations. However, beginning April 1, 2004, AES began providing natural gas supply management services to our utility operations in a limited number of states. These services include aggregating and purchasing gas supply, arranging transportation and storage logistics and ultimately delivering the gas to our utility service areas at competitive prices.
      The following summarizes our significant affiliate transactions with AEM, APS and AES.

	2005	2004	2003

	(In thousands, unless otherwise indicated)
Gas purchases(1):
Dollars	$227,315	$235,320	$333,390
Volumes (Mcf)	31,370	42,518	62,729
Average sales price per Mcf	$7.25	$5.53	$5.31
Storage contract fees	$1,753	$2,765	$4,236
Natural gas management services	$2,986	$682	$—

(1)	Gas purchases are made in a competitive bidding process, reflect market prices and exclude demand and other charges.
      JD Woodward became Senior Vice President, Nonutility Operations of the Company on April 1, 2001. Woodward Marketing L.L.C., a wholly-owned subsidiary of the Company through September 30, 2003 and its successor, AEM, leases office space from one corporation owned by Mr. Woodward. The lease originated in April 2002 and expires in March 2007. Base lease payments were $225,000 in the first year of the lease and increase to $336,000 in the final year.
      During 2005, 2004 and 2003, our utility division leased office space and vehicles from our natural gas marketing and other nonutility segments. Base lease payments were $1.0 million in 2005 and $1.2 million in 2004 and 2003.

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

	Quarter Ended

	December 31	March 31	June 30	September 30

	(In thousands, except per share data)
Fiscal year 2005:
Operating revenues
Utility segment	$913,681	$1,235,377	$501,735	$452,347
Natural gas marketing segment	493,801	512,891	466,835	632,751
Pipeline and storage segment	46,039	48,235	36,524	33,944
Other nonutility segment	1,359	1,278	1,421	1,244
Intersegment eliminations	(83,907)	(110,007)	(96,563)	(115,659)

	1,370,973	1,687,774	909,952	1,004,627
Gross profit	324,452	378,583	224,349	201,706
Operating income	128,674	172,181	39,468	8,332
Net income (loss)	59,599	88,502	4,486	(16,802)
Net income (loss) per basic share	$0.79	$1.12	$0.06	$(0.21)
Net income (loss) per diluted share	$0.79	$1.11	$0.06	$(0.21)
Fiscal year 2004:
Operating revenues
Utility segment	$460,488	$708,282	$256,252	$212,706
Natural gas marketing segment	373,829	517,218	364,339	363,216
Pipeline and storage segment	2,919	9,967	5,357	1,515
Other nonutility segment	709	687	853	1,144
Intersegment eliminations	(74,329)	(118,669)	(80,743)	(85,703)

	763,616	1,117,485	546,058	492,878
Gross profit	159,053	206,126	107,492	89,520
Operating income	63,541	105,414	21,460	3,280
Net income (loss)	29,541	58,305	4,765	(6,384)
Net income (loss) per basic share	$0.57	$1.12	$0.09	$(0.11)
Net income (loss) per diluted share	$0.57	$1.12	$0.09	$(0.11)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

ITEM 9A.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
      We have established disclosure controls and procedures to ensure that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit to the United States Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the supervision and with the participation of senior management, including our Chairman, President and Chief Executive Officer (“Principal Executive Officer”) and our Senior Vice President and Chief Financial Officer (“Principal Financial Officer”), we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to ensure the timely disclosure of required information in our periodic Securities and Exchange Commission filings.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control-Integrated Framework issued by COSO and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of September 30, 2005.
      Ernst & Young LLP has issued its report on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting. That report appears below.

/s/ ROBERT W. BEST ____________________________________________________ Robert W. Best Chairman, President and Chief Executive Officer	/s/ JOHN P. REDDY ____________________________________________________ John P. Reddy Senior Vice President and Chief Financial Officer
November 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors
Atmos Energy Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Atmos Energy Corporation maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Atmos Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Atmos Energy Corporation maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Atmos Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Atmos Energy Corporation as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005 of Atmos Energy Corporation and our report dated November 16, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Dallas, Texas
November 16, 2005

Changes in Internal Control over Financial Reporting
      We have not made any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fourth quarter of the fiscal year ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information
      Not applicable.
PART III

ITEM 10.	Directors and Executive Officers of the Registrant
      Information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 8, 2006. Information regarding executive officers is included in Part I of this Form 10-K.
      Identification of the members of the Audit Committee of the Board of Directors as well as the Board of Directors’ determination as to whether one or more audit committee financial experts is serving on the Audit Committee of the Board of Directors is incorporated herein by reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 8, 2006.
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
      Incorporated herein by reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 8, 2006.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Security ownership of certain beneficial owners and of management is incorporated herein by reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 8, 2006. Information concerning our equity compensation plan is provided in Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions
      Incorporated herein by reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 8, 2006.

ITEM 14.	Principal Accountant Fees and Services
      Incorporated herein by reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 8, 2006.
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
      (a) 1. and 2. Financial statements and financial statement schedules.
      The financial statements and financial statement schedule listed in the Index to Financial Statements in Item 8 are filed as part of this Form 10-K.
      3. Exhibits
      The exhibits listed in the accompanying Exhibits Index are filed as part of this Form 10-K. The exhibits numbered 10.7(a) through 10.16(e) are management contracts or compensatory plans or arrangements.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION
(Registrant)

By:	/s/ JOHN P. REDDY

John P. Reddy
Senior Vice President and
Chief Financial Officer
Date: November 18, 2005

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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ ROBERT W. BEST Robert W. Best	Chairman, President and Chief Executive Officer	November 18, 2005

/s/ JOHN P. REDDY John P. Reddy	Senior Vice President and Chief Financial Officer	November 18, 2005

/s/ F.E. MEISENHEIMER F.E. Meisenheimer	Vice President and Controller (Principal Accounting Officer)	November 18, 2005

/s/ TRAVIS W. BAIN, II Travis W. Bain, II	Director	November 18, 2005

/s/ DAN BUSBEE Dan Busbee	Director	November 18, 2005

/s/ RICHARD W. CARDIN Richard W. Cardin	Director	November 18, 2005

/s/ THOMAS J. GARLAND Thomas J. Garland	Director	November 18, 2005

/s/ RICHARD K. GORDON Richard K. Gordon	Director	November 18, 2005

/s/ GENE C. KOONCE Gene C. Koonce	Director	November 18, 2005

/s/ THOMAS C. MEREDITH Thomas C. Meredith	Director	November 18, 2005

/s/ PHILLIP E. NICHOL Phillip E. Nichol	Director	November 18, 2005

/s/ NANCY K. QUINN Nancy K. Quinn	Director	November 18, 2005

/s/ STEPHEN R. SPRINGER Stephen R. Springer	Director	November 18, 2005

/s/ CHARLES K. VAUGHAN Charles K. Vaughan	Director	November 18, 2005

/s/ RICHARD WARE II Richard Ware II	Director	November 18, 2005

Schedule II
ATMOS ENERGY CORPORATION
Valuation and Qualifying Accounts
Three Years Ended September 30, 2005

		Additions

	Balance at	Charged to	Charged to				Balance
	Beginning	Cost &	Other				at End
	of Period	Expenses	Accounts		Deductions		of Period

	(In thousands)
2005
Allowance for doubtful accounts	$7,214	$20,293	$4,563	(1)	$16,457	(2)	$15,613
2004
Allowance for doubtful accounts	$13,051	$5,379	$—		$11,216	(2)	$7,214
2003
Allowance for doubtful accounts	$10,509	$13,249	$—		$10,707	(2)	$13,051

(1)	Represents allowance for doubtful accounts recorded in connection with the TXU Gas acquisition.

(2)	Uncollectible accounts written off.

EXHIBITS INDEX
Item 14.(a)(3)

Exhibit			Page Number or
Number		Description	Incorporation by Reference to

Plan of Reorganization

2	.1(a)	Agreement and Plan of Merger by and between TXU Gas Company and LSG Acquisition Corporation dated June 17, 2004	Exhibit 2.1 of Form 8-K dated June 17, 2004 (File No. 1-10042)

2	.1(b)	Amendment No. 1 to Merger Agreement, dated as of September 30, 2004, by and between LSG Acquisition Corporation and TXU Gas Company LP Articles of Incorporation and Bylaws	Exhibit 2.1 of Form 8-K dated September 30, 2004 (File No. 1-10042)

3.1		Amended and Restated Articles of Incorporation of Atmos Energy Corporation (as of February 9, 2005)	Exhibit 3(I) of Form 10-Q dated March 31, 2005 (File No. 1-10042)

3.2		Amended and Restated Bylaws of Atmos Energy Corporation (as of August 13, 2003)	Exhibit 4.2 of Form S-3 dated August 31, 2004 (File No. 333-118706)

Instruments Defining Rights of Security Holders

4.1		Specimen Common Stock Certificate (Atmos Energy Corporation)	Exhibit (4)(b) of Form 10-K for fiscal year ended September 30, 1988 (File No. 1-10042)

4.2		Rights Agreement, dated as of November 12, 1997, between the Company and BankBoston, N.A., as Rights Agent	Exhibit 4.1 of Form 8-K dated November 12, 1997 (File No. 1-10042)

4.3		First Amendment to Rights Agreement dated as of August 11, 1999, between the Company and BankBoston, N.A., as Rights Agent	Exhibit 2 of Form 8-A, Amendment No. 1, dated August 12, 1999 (File No. 1-10042)

4.4		Second Amendment to Rights Agreement dated as of February 13, 2002, between the Company and EquiServe Trust Company, N.A., fka BankBoston, N.A., as Rights Agent	Exhibit 4 of Form 10-Q for quarter ended December 31, 2001 (File No. 1-10042)

4.5		Registration Rights Agreement, dated as of December 3, 2002, by and among Atmos Energy Corporation and the Shareholders of Mississippi Valley Gas Company	Exhibit 99.2 of Form 8-K/A, dated December 3, 2002 (File No. 1-10042)

4.6		Standstill Agreement, dated as of December 3, 2002, by and among Atmos Energy Corporation and the Shareholders of Mississippi Valley Gas Company	Exhibit 99.3 of Form 8-K/A, dated December 3, 2002 (File No. 1-10042)

4.7		Indenture dated as of July 15, 1998 between Atmos Energy Corporation and U.S. Bank Trust National Association, Trustee	Exhibit 4.8 of Form S-3 dated August 31, 2004 (File No. 333-118706)

4.8		Indenture between Atmos Energy Corporation, as Issuer, and SunTrust Bank, Trustee dated as of May 22, 2001	Exhibit 99.3 of Form 8-K dated May 15, 2001 (File No. 1-10042)

Exhibit			Page Number or
Number		Description	Incorporation by Reference to

4	.9(a)	Indenture of Mortgage, dated as of July 15, 1959, from United Cities Gas Company to First Trust of Illinois, National Association, and M.J. Kruger, as Trustees, as amended and supplemented through December 1, 1992 (the Indenture of Mortgage through the 20th Supplemental Indenture)	Exhibit to Registration Statement of United Cities Gas Company on Form S-3 (File No. 33-56983)

4	.9(b)	Twenty-First Supplemental Indenture dated as of February 5, 1997 by and among United Cities Gas Company and Bank of America Illinois and First Trust National Association and Russell C. Bergman supplementing Indenture of Mortgage dated as of July 15, 1959	Exhibit 10.7(a) of Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)

4	.9(c)	Twenty-Second Supplemental Indenture dated as of July 29, 1997 by and among Atmos Energy Corporation and First Trust National Association and Russell C. Bergman supplementing Indenture of Mortgage dated as of July 15, 1959	Exhibit 4.10(c) of Form S-3 dated August 31, 2004 (File No. 333-118706)

4	.10(a)	Indenture between United Cities Gas Company and Bank of America Illinois, as Trustee dated as of November 15, 1995	Exhibit 4.11(a) of Form S-3 dated August 31, 2004 (File No. 333-118706)

4	.10(b)	First Supplemental Indenture between Atmos Energy Corporation and Bank of America Illinois, as Trustee dated as of July 29, 1997	Exhibit 4.11(b) of Form S-3 dated August 31, 2004 (File No. 333-118706)

Material Contracts

10	.1(a)	Debenture Certificate for the 6 3/4% Debentures due 2028	Exhibit 99.2 of Form 8-K dated July 22, 1998 (File No. 1-10042)

10	.1(b)	Global Security for the 7 3/8% Senior Notes due 2011	Exhibit 99.2 of Form 8-K dated May 15, 2001 (File No. 1-10042)

10	.1(c)	Global Security for the 5 1/8% Senior Notes due 2013	Exhibit 10(2)(c) of Form 10-K for the year ended September 30, 2004 (File No. 1-10042)

10	.1(d)	Global Security for the Floating Rate Senior Notes due 2007	Exhibit 10(2)(d) of Form 10-K for the year ended September 30, 2004 (File No. 1-10042)

10	.1(e)	Global Security for the 4.00% Senior Notes due 2009	Exhibit 10(2)(e) of Form 10-K for the year ended September 30, 2004 (File No. 1-10042)

10	.1(f)	Global Security for the 4.95% Senior Notes due 2014	Exhibit 10(2)(f) of Form 10-K for the year ended September 30, 2004 (File No. 1-10042)

10	.1(g)	Global Security for the 5.95% Senior Notes due 2034	Exhibit 10(2)(g) of Form 10-K for the year ended September 30, 2004 (File No. 1-10042)

10.2		Revolving Credit Agreement (3 Year Facility), dated as of October 18, 2005, among Atmos Energy Corporation, SunTrust Bank, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and Bank of America, N.A., Wachovia Bank, National Association and Societe Generale, as Co-Documentation Agents, and the lenders from time to time parties thereto	Exhibit 10.1 of Form 8-K dated October 18, 2005 (File No. 1-10042)

Exhibit			Page Number or
Number		Description	Incorporation by Reference to

10.3		Revolving Credit Agreement (364 Day Facility), dated as of November 10, 2005, among Atmos Energy Corporation, SunTrust Bank, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and Bank of America, N.A., Wachovia Bank, National Association and Societe Generale, as Co-Documentation Agents, and the lenders from time to time parties thereto	Exhibit 10.1 of Form 8-K dated November 8, 2005 (File No. 1-10042)

10.4		Guaranty of Atmos Energy Corporation dated June 17, 2004	Exhibit 10.2 of Form 8-K dated June 17, 2004 (File No. 1-10042)

10	.5(a)	Transitional Services Agreement, dated as of October 1, 2004, by and between Atmos Energy Corporation and TXU Gas Company LP	Exhibit 10.1 of Form 8-K dated September 30, 2004 (File No. 1-10042)

10	.5(b)	Transitional Services Agreement, dated as of October 1, 2004, by and between Atmos Energy Corporation, Oncor Utility Solutions (Texas) Company and TXU Electric Delivery Company	Exhibit 10.2 of Form 8-K dated September 30, 2004 (File No. 1-10042)

10	.5(c)	Transitional Services Agreement, dated as of October 1, 2004, by and between Atmos Energy Corporation and TXU Business Services Company (Exhibit A to Schedule 2 containing listing of employee credit and procurement cards is omitted, to be supplementally furnished to the Commission upon request)	Exhibit 10.3 of Form 8-K dated September 30, 2004 (File No. 1-10042)

10	.5(d)	Transitional Access Agreement, dated as of October 1, 2004, by and among Atmos Energy Corporation and TXU Energy Retail Company LP, TXU Business Services Company, TXU Properties Company and TXU Electric Delivery Company	Exhibit 10.4 of Form 8-K dated September 30, 2004 (File No. 1-10042)

10.6		Uncommitted Second Amended and Restated Credit Agreement, dated to be effective March 30, 2005, among Atmos Energy Marketing, LLC, Fortis Capital Corp., BNP Paribas and the other financial institutions which may become parties hereto	Exhibit 10.1 of Form 8-K dated March 30, 2005 (File No. 1-10042)

Executive Compensation Plans and Arrangements

10	.7(a)*	Form of Atmos Energy Corporation Change in Control Severance Agreement — Tier I	Exhibit 10.21(b) of Form 10-K for fiscal year ended September 30, 1998 (File No. 1-10042)

10	.7(b)*	Form of Atmos Energy Corporation Change in Control Severance Agreement — Tier II	Exhibit 10.21(c) of Form 10-K for fiscal year ended September 30, 1998 (File No. 1-10042)

10	.8*	Atmos Energy Corporation Long-Term Stock Plan for the United Cities Gas Company Division	Exhibit 99.1 of Form S-8 filed July 29, 1997 (File No. 333-32343)

10	.9(a)*	Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31 of Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)

Exhibit			Page Number or
Number		Description	Incorporation by Reference to

10	.9(b)*	Amendment No. 1 to the Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31(a) of Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)

10	.10(a)*	Description of Financial and Estate Planning Program	Exhibit 10.25(b) of Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)

10	.10(b)*	Description of Sporting Events Program	Exhibit 10.26(c) of Form 10-K for fiscal year ended September 30, 1993 (File No. 1-10042)

10	.11(a)*	Atmos Energy Corporation Supplemental Executive Benefits Plan, Amended and Restated in its Entirety August 12, 1998	Exhibit 10.26 of Form 10-K for fiscal year ended September 30, 1998 (File No. 1-10042)

10	.11(b)*	Atmos Energy Corporation Performance-Based Supplemental Executive Benefits Plan, Effective Date August 12, 1998	Exhibit 10.32 of Form 10-K for fiscal year ended September 30, 1998 (File No. 1-10042)

10	.11(c)*	Amendment No. One to the Atmos Energy Corporation Performance-Based Supplemental Executive Benefits Plan, Effective Date January 1, 1999	Exhibit 10.2 of Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)

10	.11(d)*	Atmos Energy Corporation Performance-Based Supplemental Executive Benefits Plan Trust Agreement, Effective Date December 1, 2000	Exhibit 10.1 of Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)

10	.11(e)*	Form of Individual Trust Agreement for the Supplemental Executive Benefits Plan	Exhibit 10.3 of Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)

10	.12*	Atmos Energy Corporation Executive Nonqualified Deferred Compensation Plan	Exhibit 10.33 of Form 10-K for fiscal year ended September 30, 1998 (File No. 1-10042)

10	.13(a)*	Mini-Med/ Dental Benefit Extension Agreement dated October 1, 1994	Exhibit 10.28(f) of Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)

10	.13(b)*	Amendment No. 1 to Mini-Med/ Dental Benefit Extension Agreement dated August 14, 2001	Exhibit 10.28(g) of Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)

10	.13(c)*	Amendment No. 2 to Mini-Med/ Dental Benefit Extension Agreement dated December 31, 2002	Exhibit 10.1 of Form 10-Q for quarter ended December 31, 2002 (File No. 1-10042)

10	.14*	Atmos Energy Corporation Equity Incentive and Deferred Compensation Plan for Non-Employee Directors	Exhibit C of Definitive Proxy Statement on Schedule 14A filed December 30, 1998 (File No. 1-10042)

10	.15*	Atmos Energy Corporation Outside Directors Stock-for-Fee Plan (Amended and Restated as of November 12, 1997)	Exhibit 10.28 of Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)

10	.16(a)*	Atmos Energy Corporation 1998 Long-Term Incentive Plan (as amended and restated February 14, 2002)	Exhibit 10.1 of Form 10-Q for quarter ended March 31, 2002 (File No. 1-10042)

10	.16(b)*	Form of Non-Qualified Stock Option Agreement under the Atmos Energy Corporation 1998 Long-Term Incentive Plan

10	.16(c)*	Form of Award Agreement of Restricted Stock With Time-Lapse Vesting under the Atmos Energy Corporation 1998 Long-Term Incentive Plan

Exhibit			Page Number or
Number		Description	Incorporation by Reference to

10	.16(d)*	Form of Award Agreement of Performance-Based Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan

10	.16(e)*	Atmos Energy Corporation Annual Incentive Plan for Management (as amended and restated February 14, 2002)	Exhibit 10.2 of Form 10-Q for quarter ended March 31, 2002 (File No. 1-10042)

12		Statement of computation of ratio of earnings to fixed charges

Other Exhibits, as indicated

21		Subsidiaries of the registrant

23		Consent of independent registered public accounting firm, Ernst & Young LLP

24		Power of Attorney	Signature page of Form 10-K for fiscal year ended September 30, 2005

31		Rule 13a-14(a)/15d-14(a) Certifications

32		Section 1350 Certifications **

*	This exhibit constitutes a “management contract or compensatory plan, contract, or arrangement.”

**	These certifications pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Annual Report on Form 10-K, will not be deemed to be filed with the Securities and Exchange Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.