Form 10-Q
period 2006-03-31
ATMOS ENERGY CORP
filed 2006-05-09
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 28, 2006.

Class	Shares Outstanding

No Par Value	81,151,592

GLOSSARY OF KEY TERMS

AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AES	Atmos Energy Services, LLC
APB	Accounting Principles Board
APS	Atmos Pipeline and Storage, LLC
Bcf	Billion cubic feet
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
Fitch	Fitch Ratings, Ltd.
GPSC	Georgia Public Service Commission
GRIP	Gas Reliability Infrastructure Program
KPSC	Kentucky Public Service Commission
LGS	Louisiana Gas Service Company and LGS Natural Gas Company, which were acquired July 1, 2001
LPSC	Louisiana Public Service Commission
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
MPSC	Mississippi Public Service Commission
NYMEX	New York Mercantile Exchange, Inc.
RRC	Railroad Commission of Texas
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
TRA	Tennessee Regulatory Authority
TXU Gas	TXU Gas Company, which was acquired on October 1, 2004
WNA	Weather Normalization Adjustment

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2006	2005
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Property, plant and equipment	$4,943,329	$4,765,610
Less accumulated depreciation and amortization	1,432,287	1,391,243

Net property, plant and equipment	3,511,042	3,374,367
Current assets
Cash and cash equivalents	48,899	40,116
Cash held on deposit in margin account	13,537	80,956
Accounts receivable, net	793,019	454,313
Gas stored underground	440,946	450,807
Other current assets	195,412	238,238

Total current assets	1,491,813	1,264,430
Goodwill and intangible assets	737,495	737,787
Deferred charges and other assets	256,701	276,943

	$5,997,051	$5,653,527

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding: March 31, 2006 — 81,077,197 shares; September 30, 2005 — 80,539,401 shares	$405	$403
Additional paid-in capital	1,447,734	1,426,523
Retained earnings	287,727	178,837
Accumulated other comprehensive loss	(29,575)	(3,341)

Shareholders’ equity	1,706,291	1,602,422
Long-term debt	2,181,120	2,183,104

Total capitalization	3,887,411	3,785,526
Current liabilities
Accounts payable and accrued liabilities	708,134	461,314
Other current liabilities	380,026	503,368
Short-term debt	262,315	144,809
Current maturities of long-term debt	3,308	3,264

Total current liabilities	1,353,783	1,112,755
Deferred income taxes	287,841	292,207
Regulatory cost of removal obligation	275,209	263,424
Deferred credits and other liabilities	192,807	199,615

	$5,997,051	$5,653,527

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31
	2006	2005
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Utility segment	$1,447,620	$1,235,377
Natural gas marketing segment	818,629	512,891
Pipeline and storage segment	45,483	45,546
Other nonutility segment	1,595	1,278
Intersegment eliminations	(279,481)	(110,007)

	2,033,846	1,685,085
Purchased gas cost
Utility segment	1,131,885	912,309
Natural gas marketing segment	774,652	501,731
Pipeline and storage segment	211	4,407
Other nonutility segment	—	—
Intersegment eliminations	(278,305)	(109,256)

	1,628,443	1,309,191

Gross profit	405,403	375,894
Operating expenses
Operation and maintenance	112,698	103,420
Depreciation and amortization	47,076	45,326
Taxes, other than income	64,796	54,967

Total operating expenses	224,570	203,713

Operating income	180,833	172,181
Miscellaneous (expense) income	(2,439)	958
Interest charges	35,492	33,073

Income before income taxes	142,902	140,066
Income tax expense	54,106	51,564

Net income	$88,796	$88,502

Basic net income per share	$1.10	$1.12

Diluted net income per share	$1.10	$1.11

Cash dividends per share	$0.315	$0.310

Weighted average shares outstanding:
Basic	80,573	79,270

Diluted	81,040	79,760

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	March 31
	2006	2005
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Utility segment	$2,852,630	$2,149,058
Natural gas marketing segment	1,920,474	1,006,692
Pipeline and storage segment	85,195	89,236
Other nonutility segment	3,087	2,637
Intersegment eliminations	(543,720)	(193,914)

	4,317,666	3,053,709
Purchased gas cost
Utility segment	2,256,714	1,568,679
Natural gas marketing segment	1,850,178	968,688
Pipeline and storage segment	211	10,628
Other nonutility segment	—	—
Intersegment eliminations	(541,430)	(192,283)

	3,565,673	2,355,712

Gross profit	751,993	697,997
Operating expenses
Operation and maintenance	220,915	214,197
Depreciation and amortization	90,336	89,323
Taxes, other than income	110,212	93,622

Total operating expenses	421,463	397,142

Operating income	330,530	300,855
Miscellaneous (expense) income	(1,991)	1,343
Interest charges	71,681	65,615

Income before income taxes	256,858	236,583
Income tax expense	97,035	88,482

Net income	$159,823	$148,101

Basic net income per share	$1.99	$1.92

Diluted net income per share	$1.98	$1.90

Cash dividends per share	$0.63	$0.62

Weighted average shares outstanding:
Basic	80,444	77,290

Diluted	80,911	77,769

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31
	2006	2005
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$159,823	$148,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Charged to depreciation and amortization	90,336	89,323
Charged to other accounts	334	477
Deferred income taxes	58,199	42,605
Other	7,587	3,315
Net assets/liabilities from risk management activities	(24,041)	20,247
Net change in operating assets and liabilities	(143,847)	96,025

Net cash provided by operating activities	148,391	400,093
Cash Flows From Investing Activities
Capital expenditures	(213,230)	(137,466)
Acquisitions	—	(1,912,532)
Other, net	(2,842)	(1,957)

Net cash used in investing activities	(216,072)	(2,051,955)
Cash Flows From Financing Activities
Net increase in short-term debt	117,506	—
Net proceeds from issuance of long-term debt	—	1,385,847
Repayment of long-term debt	(2,162)	(3,849)
Settlement of Treasury lock agreements	—	(43,770)
Cash dividends paid	(50,933)	(49,211)
Issuance of common stock	12,053	26,025
Net proceeds from equity offering	—	382,014

Net cash provided by financing activities	76,464	1,697,056

Net increase in cash and cash equivalents	8,783	45,194
Cash and cash equivalents at beginning of period	40,116	201,932

Cash and cash equivalents at end of period	$48,899	$247,126

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006

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

Division	Service Area

Atmos Energy Colorado-Kansas Division	Colorado, Kansas, Missouri(1)
Atmos Energy Kentucky Division	Kentucky
Atmos Energy Louisiana Division	Louisiana
Atmos Energy Mid-States Division	Georgia(1), Illinois(1), Iowa(1), Missouri(1), Tennessee, Virginia(1)
Atmos Energy Mid-Tex Division	Texas, including the Dallas/Fort Worth metropolitan area
Atmos Energy Mississippi Division	Mississippi
Atmos Energy West Texas Division	West Texas

(1)	Denotes locations where we have more limited service areas.

Our nonutility businesses operate in 22 states and include our natural gas marketing operations, pipeline and storage operations and other nonutility operations. These operations are either organized under or managed by Atmos Energy Holdings, Inc. (AEH), which is wholly-owned by the Company.

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

Our pipeline and storage business includes the regulated operations of our Atmos Pipeline — Texas Division, a division of Atmos Energy Corporation, and the nonregulated operations of Atmos Pipeline and Storage, LLC (APS), which is wholly-owned by AEH. The Atmos Pipeline — Texas Division transports natural gas to our Atmos Energy Mid-Tex Division and to third parties, as well as manages five underground storage reservoirs in Texas. Through APS, we own or have an interest in underground storage fields in Kentucky and Louisiana. We also use these storage facilities to reduce the need to contract for additional pipeline capacity to meet customer demand during peak periods.

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

In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Because of seasonal and other factors, the results of operations for the three and six-month periods ended March 31, 2006 are not indicative of expected results of operations for the full 2006 fiscal year, which ends September 30, 2006.

Basis of Comparison

Certain prior-period amounts have been reclassified to conform with the current year’s presentation.

Significant accounting policies

Our accounting policies are described in Note 2 to our Annual Report on Form 10-K for the year ended September 30, 2005. Except for the Company’s adoption of Statement of Financial Accounting Standards (SFAS) 123 (revised), Share-Based Payment, discussed below, there were no significant changes to our accounting policies during the six months ended March 31, 2006.

Additionally, during the second quarter of fiscal 2006, we completed our annual goodwill impairment assessment. Based on the assessment performed, our goodwill was not considered to be impaired.

Stock-based compensation plans

Our 1998 Long-Term Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, bonus stock, time-lapse restricted stock, performance-based restricted stock units and stock units to officers and key employees. Non-employee directors are also eligible to receive stock-based compensation under the 1998 Long-Term Incentive Plan. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives and promoting our success by providing employees with the opportunity to acquire our common stock.

On October 1, 2005, the Company adopted SFAS 123 (revised), Share-Based Payment (SFAS 123(R)). This standard revises SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Under SFAS 123(R), the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.

We adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation expense for the three and six months ended March 31, 2006 included: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense on a straight-line basis over the requisite service period of the award. The impact of adoption on total stock-based compensation expense included in our statement of income for the three and six months ended March 31, 2006 was $0.3 million and $0.4 million and was recorded as a component of operation and maintenance expense. In accordance with the modified prospective method, financial results for prior periods have not been restated.

Prior to October 1, 2005, we accounted for these plans under the intrinsic-value method described in APB Opinion 25, as permitted by SFAS 123. Under this method, no compensation cost for stock options was recognized

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for stock-option awards granted at or above fair-market value. Awards of restricted stock were valued at the market price of the Company’s common stock on the date of grant. The unearned compensation was amortized as a component of operation and maintenance expense over the vesting period of the restricted stock.

Total stock-based compensation expense for the three and six months ended March 31, 2006 was $0.8 million and $2.2 million as compared to $0.7 million and $1.5 million for the three and six months ended March 31, 2005. Had compensation expense for our stock-based awards been recognized as prescribed by SFAS 123, our net income and earnings per share for the three and six months ended March 31, 2005 would have been impacted as shown in the following table:

	Three Months Ended	Six Months Ended
	March 31, 2005	March 31, 2005
	(In thousands, except per share data)

Net income — as reported	$88,502	$148,101
Restricted stock compensation expense included in income, net of tax	469	962
Total stock-based employee compensation expense determined under fair-value- based method for all awards, net of taxes	(684)	(1,427)

Net income — pro forma	$88,287	$147,636

Earnings per share:
Basic earnings per share — as reported	$1.12	$1.92

Basic earnings per share — pro forma	$1.11	$1.91

Diluted earnings per share — as reported	$1.11	$1.90

Diluted earnings per share — pro forma	$1.11	$1.90

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant regulatory assets and liabilities as of March 31, 2006 and September 30, 2005 included the following:

	March 31,	September 30,
	2006	2005
	(In thousands)

Regulatory assets:
Merger and integration costs, net	$8,980	$9,150
Deferred gas cost	108,130	38,173
Environmental costs	1,268	1,357
Rate case costs	9,256	11,314
Deferred franchise fees	142	6,710
Other	9,019	9,313

	$136,795	$76,017

Regulatory liabilities:
Deferred gas costs	$29,258	$134,048
Regulatory cost of removal obligation	286,894	274,989
Deferred income taxes, net	3,185	3,185
Other	7,075	8,084

	$326,412	$420,306

Currently authorized rates do not include a return on certain of our merger and integration costs; however, we recover the amortization of these costs. Merger and integration costs, net, are generally amortized on a straight-line basis over estimated useful lives ranging up to 20 years. Environmental costs have been deferred to be included in future rate filings in accordance with rulings received from various regulatory commissions.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income

The following table presents the components of comprehensive income, net of related tax, for the three and six-month periods ended March 31, 2006 and 2005:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2006	2005	2006	2005
	(In thousands)

Net income	$88,796	$88,502	$159,823	$148,101
Unrealized holding gains on investments, net of tax expense of $294 and $80 for the three months ended March 31, 2006 and 2005 and of $542 and $729 for the six months ended March 31, 2006 and 2005	479	132	884	1,189
Amortization and unrealized losses on interest rate hedging transactions, net of tax expense (benefit) of $527 and $527 for the three months ended March 31, 2006 and 2005 and $1,055 and $(2,718) for the six months ended March 31, 2006 and 2005	861	861	1,721	(4,435)
Net unrealized gains (losses) on commodity hedging transactions, net of tax expense (benefit) of $(2,927) and $7,915 for the three months ended March 31, 2006 and 2005 and $(17,676) and $3 for the six months ended March 31, 2006 and 2005	(4,776)	12,913	(28,839)	5

Comprehensive income	$85,360	$102,408	$133,589	$144,860

Accumulated other comprehensive loss, net of tax, as of March 31, 2006 and September 30, 2005 consisted of the following unrealized gains (losses):

	March 31,	September 30,
	2006	2005
	(In thousands)

Accumulated other comprehensive loss:
Unrealized holding gains on investments	$1,568	$684
Treasury lock agreements	(22,261)	(23,982)
Cash flow hedges	(8,882)	19,957

	$(29,575)	$(3,341)

Recent accounting pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when the obligation is incurred — generally upon acquisition, construction or development and/or through the normal operation of the asset, if the fair value of the liability can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Uncertainty about the timing and/or method of settlement is required to be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation. We will be required to apply the provisions of FIN 47 by September 30, 2006. We are currently evaluating the impact that FIN 47 may have on our financial position, results of operations and cash flows.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (e) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued by us after October 1, 2006 and is not expected to have a material impact on our financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing Financial Assets, which amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS 156 (a) revises guidance on when a servicing asset and servicing liability should be recognized, (b) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, (c) permits an entity to choose to measure servicing assets and servicing liabilities under the amortization method or fair value measurement method, (d) at initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the exposure to changes in the fair value of servicing assets or liabilities that the servicer elects to subsequently measure at fair value and (e) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosure. We will be required to apply the provisions of SFAS 156 beginning October 1, 2006 but such application is not expected to have a material impact on our financial position, results of operations and cash flows.

3.	Derivative Instruments and Hedging Activities

We conduct risk management activities through both our utility and natural gas marketing segments. We record our derivatives as a component of risk management assets and liabilities, which are classified as current or noncurrent other assets or liabilities based upon the anticipated settlement date of the underlying derivative. Our determination of the fair value of these derivative financial instruments reflects the estimated amounts that we would receive or pay to terminate or close the contracts at the reporting date, taking into account the current unrealized gains and losses on open contracts. In our determination of fair value, we consider various factors, including closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts. Effective October 1, 2005, the Company changed its mark to market measurement from Inside FERC to Gas Daily to better reflect the prices of our physical commodity. This change did not have a material impact on our financial position on the date of adoption.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the fair values of our risk management assets and liabilities by segment at March 31, 2006 and September 30, 2005:

		Natural Gas
	Utility	Marketing	Total
	(In thousands)

March 31, 2006:
Assets from risk management activities, current	$13,419	$15,977	$29,396
Assets from risk management activities, noncurrent	—	—	—
Liabilities from risk management activities, current	(1,067)	(17,530)	(18,597)
Liabilities from risk management activities, noncurrent	—	(1,861)	(1,861)

Net assets (liabilities)	$12,352	$(3,414)	$8,938

September 30, 2005:
Assets from risk management activities, current	$93,310	$14,603	$107,913
Assets from risk management activities, noncurrent	—	735	735
Liabilities from risk management activities, current	—	(61,920)	(61,920)
Liabilities from risk management activities, noncurrent	—	(15,316)	(15,316)

Net assets (liabilities)	$93,310	$(61,898)	$31,412

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

For the three and six-month periods ended March 31, 2006, the change in the deferred hedging position in accumulated other comprehensive loss was attributable to decreases in future commodity prices relative to the commodity prices stipulated in the derivative contracts, and the recognition for the six months ended March 31, 2006 of $8.2 million in net deferred hedging gains ($7.1 million in net deferred hedging losses during the three months ended March 31, 2006) in net income when the derivative contracts matured according to their terms. The net deferred hedging loss associated with open cash flow hedges remains subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. Substantially all of the deferred hedging balance as of March 31, 2006 is expected to be recognized in net income in fiscal 2006 along with the corresponding hedged purchases and sales of natural gas.

Under our risk management policies, we seek to match our financial derivative positions to our physical storage positions as well as our expected current and future sales and purchase obligations to maintain no open

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions at the end of each trading day. The determination of our net open position as of any day, however, requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. We may also be affected by intraday fluctuations of gas prices, since the price of natural gas purchased or sold for future delivery earlier in the day may not be hedged until later in the day. At times, limited net open positions related to our existing and anticipated commitments may occur. At the close of business on March 31, 2006, AEH had a net open position (including existing storage) of 0.3 Bcf.

Treasury Activities

During fiscal 2004, we entered into four Treasury lock agreements to fix the Treasury yield component of the interest cost of financing associated with the anticipated issuance of $875 million of long-term debt in October 2004. We designated these Treasury lock agreements as cash flow hedges of an anticipated transaction. These Treasury lock agreements were settled in October 2004 with a net $43.8 million payment to the counterparties. This payment was recorded in accumulated other comprehensive loss and is being recognized as a component of interest expense over a period of five to ten years. During the three and six-month periods ended March 31, 2006, we recognized approximately $1.4 million and $2.8 million of this amount as a component of interest expense.

4.	Debt

Long-term debt

Long-term debt at March 31, 2006 and September 30, 2005 consisted of the following:

	March 31,	September 30,
	2006	2005
	(In thousands)

Unsecured floating rate Senior Notes, due October 2007	$300,000	$300,000
Unsecured 4.00% Senior Notes, due 2009	400,000	400,000
Unsecured 7.375% Senior Notes, due 2011	350,000	350,000
Unsecured 10% Notes, due 2011	2,303	2,303
Unsecured 5.125% Senior Notes, due 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	500,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Medium term notes
Series A, 1995-2, 6.27%, due 2010	10,000	10,000
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
First Mortgage Bonds
Series P, 10.43% due 2013	8,750	10,000
Other term notes due in installments through 2013	6,927	7,839

Total long-term debt	2,187,980	2,190,142
Less:
Original issue discount on unsecured senior notes and debentures	(3,552)	(3,774)
Current maturities	(3,308)	(3,264)

	$2,181,120	$2,183,104

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our unsecured floating rate debt bears interest at a rate equal to the three-month LIBOR rate plus 0.375 percent per year. At March 31, 2006, the interest rate on our floating rate debt was 4.975 percent.

Short-term debt

At March 31, 2006 and September 30, 2005, there was $262.3 million and $144.8 million outstanding under our commercial paper program and bank credit facilities.

Credit facilities

We maintain both committed and uncommitted credit facilities. Borrowings under our uncommitted credit facilities are made on a when-and-as-needed basis at the discretion of the banks. Our credit capacity and the amount of unused borrowing capacity are affected by the seasonal nature of the natural gas business and our short-term borrowing requirements, which are typically highest during colder winter months. Our working capital needs can vary significantly due to changes in the price of natural gas and the increased gas supplies required to meet customers’ needs during periods of cold weather.

Committed credit facilities

As of March 31, 2006, we had three short-term committed revolving credit facilities totaling $918 million. The first facility is a three-year unsecured facility, expiring October 2008, for $600 million that bears interest at a base rate or at the LIBOR rate plus from 0.40 percent to 1.00 percent, based on the Company’s credit ratings, and serves as a backup liquidity facility for our $600 million commercial paper program. At March 31, 2006, there was $262.3 million outstanding under our commercial paper program.

We have a second unsecured facility in place which is a 364-day facility expiring November 2006, for $300 million that bears interest at a base rate or the LIBOR rate plus from 0.40 percent to 1.00 percent, based on the Company’s credit ratings. At March 31, 2006, there were no borrowings under this facility.

We have a third unsecured facility in place for $18 million that bears interest at the Federal Funds rate plus 0.5 percent. This facility expired on March 31, 2006 and was renewed effective April 1, 2006 for one year with no material changes to its terms and pricing. There were no borrowings outstanding under this facility at March 31, 2006.

The availability of funds under our credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently meet. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in both our $600 million three-year credit facility and $300 million 364-day credit facility to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At March 31, 2006, our total-debt-to-total-capitalization ratio, as defined, was 62 percent. In addition, the fees that we pay on unused amounts under both the $600 million and $300 million credit facilities are subject to adjustment depending upon our credit ratings.

Uncommitted credit facilities

On November 28, 2005, AEM amended its $250 million uncommitted demand working capital credit facility to increase the amount of credit available from $250 million to a maximum of $580 million. On March 31, 2006, AEM amended and extended this uncommitted demand working capital credit facility to March 31, 2007.

Borrowings under the credit facility can be made either as revolving loans or offshore rate loans. Revolving loan borrowings will bear interest at a floating rate equal to a base rate (defined as the higher of 0.50 percent per annum above the Federal Funds rate or the lender’s prime rate) plus 0.25 percent. Offshore rate loan borrowings will bear interest at a floating rate equal to a base rate based upon LIBOR plus an applicable margin, ranging from

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.25 percent to 1.625 percent per annum, depending on the excess tangible net worth of AEM, as defined in the credit facility. Borrowings drawn down under letters of credit issued by the banks will bear interest at a floating rate equal to the base rate, as defined above, plus an applicable margin, which will range from 1.00 percent to 1.875 percent per annum, depending on the excess tangible net worth of AEM and whether the letters of credit are swap-related standby letters of credit.

AEM is required by the financial covenants in the credit facility to maintain a maximum ratio of total liabilities to tangible net worth of 5 to 1, along with minimum levels of net working capital ranging from $20 million to $120 million. Additionally, AEM must maintain a minimum tangible net worth ranging from $21 million to $121 million, and must not have a maximum cumulative loss from March 30, 2005 exceeding $4 million to $23 million, depending on the total amount of borrowing elected from time to time by AEM. At March 31, 2006, AEM’s ratio of total liabilities to tangible net worth, as defined, was 1.21 to 1.

At March 31, 2006, there were no borrowings outstanding under this credit facility. However, at March 31, 2006, AEM letters of credit totaling $151.8 million had been issued under the facility, which reduced the amount available by a corresponding amount. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility was $174.2 million at March 31, 2006. This line of credit is collateralized by substantially all of the assets of AEM and is guaranteed by AEH.

The Company also has an unsecured short-term uncommitted credit line for $25 million that is used for working-capital and letter-of-credit purposes. There were no borrowings under this uncommitted credit facility at March 31, 2006, but letters of credit reduced the amount available by $4.5 million. This uncommitted line is renewed or renegotiated at least annually with varying terms, and we pay no fee for the availability of the line. Borrowings under this line are made on a when-and-as-available basis at the discretion of the bank.

AEH, the parent company of AEM, has a $100 million intercompany uncommitted demand credit facility with the Company which bears interest at LIBOR plus 2.75 percent. This facility has been approved by our state regulators through December 31, 2006. At March 31, 2006, $65.1 million was outstanding under this facility.

In addition, AEM has a $120 million intercompany uncommitted demand credit facility with AEH for its nonutility business which bears interest at LIBOR plus 2.75 percent. Any outstanding amounts under this facility are subordinated to AEM’s $580 million uncommitted demand credit facility described above. This facility is used to supplement AEM’s $580 million credit facility. At March 31, 2006, $62 million was outstanding under this facility.

Debt Covenants

We have other covenants in addition to those described above. Our Series P First Mortgage Bonds contain provisions that allow us to prepay the outstanding balance in whole at any time, after November 2007, subject to a prepayment premium. The First Mortgage Bonds provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after December 31, 1985 may not exceed the sum of accumulated net income for periods after December 31, 1985 plus $9 million. At March 31, 2006 approximately $266.8 million of retained earnings was unrestricted with respect to the payment of dividends.

We were in compliance with all of our debt covenants as of March 31, 2006. If we do not comply with our debt covenants, we may be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions. Our two public debt indentures relating to our senior notes and debentures, as well as our $600 million and $300 million revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. In addition, AEM’s credit agreement contains a cross-default provision whereby AEM would be in default if it defaults on other

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indebtedness, as defined, by at least $250 thousand in the aggregate. Additionally, this agreement contains a provision that would limit the amount of credit available if Atmos were downgraded below an S&P rating of BBB and a Moody’s rating of Baa2.

Except as described above, we have no triggering events in our debt instruments that are tied to changes in specified credit ratings or stock price, nor have we entered into any transactions that would require us to issue equity, based on our credit rating or other triggering events.

5.	Stock-Based Compensation

Stock-Based Compensation Plans

On August 12, 1998, the Board of Directors approved and adopted the 1998 Long-Term Incentive Plan, which became effective October 1, 1998 after approval by our shareholders. The Long-Term Incentive Plan is a comprehensive, long-term incentive compensation plan providing for discretionary awards of incentive stock options, non-qualified stock options, stock appreciation rights, bonus stock, time-lapse restricted stock, performance-based restricted stock units and stock units to certain employees and non-employee directors of Atmos and its subsidiaries. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives and promoting our success by providing employees with the opportunity to acquire common stock. We are authorized to grant awards for up to a maximum of four million shares of common stock under this plan subject to certain adjustment provisions. As of March 31, 2006, non-qualified stock options, bonus stock, time-lapse restricted stock, performance-based restricted stock units and stock units have been issued under this plan and 1,064,624 shares were available for issuance. The option price of the stock options issued under this plan is equal to the market price of our stock at the date of grant. These stock options expire 10 years from the date of the grant and vest annually over a service period ranging from one to three years.

We used the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Six Months Ended
	March 31
Valuation Assumptions(1)	2006	2005

Expected Life (years)(2)	7	7
Interest rate(3)	4.6%	4.2%
Volatility(4)	20.3%	21.3%
Dividend yield	4.8%	4.8%

(1)	Beginning on the date of adoption of SFAS 123(R), forfeitures are estimated based on historical experience. Prior to the date of adoption, forfeitures were recorded as they occurred.

(2)	The expected life of stock options is estimated based on historical experience.

(3)	The interest rate is based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

(4)	The volatility is estimated based on historical and current stock data for the Company.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity as of March 31, 2006, and changes during the six months then ended, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)

Outstanding at September 30, 2005	964,704	$22.20
Granted	93,196	26.19
Exercised	(2,166)	20.18
Forfeited	(166)	21.23

Outstanding at March 31, 2006	1,055,568	$22.56	5.9	$3,840

Exercisable at March 31, 2006	1,028,794	$22.48	5.8	$3,741

The stock options had a weighted-average fair value per share on the date of grant of $3.74 and $3.69 for the six months ended March 31, 2006 and 2005. There were no stock options granted during the three months ended March 31, 2006 and 2005. Net cash proceeds from the exercise of stock options during the six months ended March 31, 2006 and 2005 were less than $0.1 million and $9.1 million and during the three months ended March 31, 2006 and 2005 were less than $0.1 and $8 million. The associated income tax benefit from stock options exercised during the six months ended March 31, 2006 and 2005 was less than $0.1 million and $1 million, and during the three months ended March 31, 2006 and 2005 was less than $0.1 million and $0.9 million. The total intrinsic value of options exercised during the six months ended March 31, 2006 and 2005 was less than $0.1 million and $1.5 million, and during the three months ended March 31, 2006 and 2005 was less than $0.1 million and $1.3 million.

As of March 31, 2006, there was less than $0.1 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.7 years.

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

A summary of the status of the Company’s nonvested restricted shares as of March 31, 2006, and changes during the six months then ended, is presented below:

		Weighted-
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value

Nonvested at September 30, 2005	592,490	$25.32
Granted	83,941	26.19
Vested	(76,190)	21.33
Forfeited	(1,428)	25.55

Nonvested at March 31, 2006	598,813	$25.95

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2006, there was $8.8 million of total unrecognized compensation cost related to nonvested restricted shares granted under the 1998 Long-Term Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of restricted stock vested during the six months ended March 31, 2006 and 2005 was $1.6 million and $0.5 million, and during the three months ended March 31, 2006 was $1.2 million. There were no restricted stock grants that vested during the three months ended March 31, 2005.

6.	Earnings Per Share

Basic and diluted earnings per share for the three and six months ended March 31, 2006 and 2005 are calculated as follows:

	For the		For the
	Three Months		Six Months
	Ended		Ended
	March 31		March 31
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Net income	$88,796	$88,502	$159,823	$148,101

Denominator for basic income per share — weighted average common shares	80,573	79,270	80,444	77,290
Effect of dilutive securities:
Restricted and other shares	369	335	369	330
Stock options	98	155	98	149

Denominator for diluted income per share — weighted average common shares	81,040	79,760	80,911	77,769

Income per share — basic	$1.10	$1.12	$1.99	$1.92

Income per share — diluted	$1.10	$1.11	$1.98	$1.90

There were no out-of-the-money options excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2006 and 2005 as their exercise price was less than the average market price of the common stock during that period.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Interim Pension and Other Postretirement Benefit Plan Information

The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and six months ended March 31, 2006 and 2005 are presented in the following tables. All of these costs are recoverable through our gas utility rates; however, a portion of these costs is capitalized into our utility rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(In thousands)

Components of net periodic pension cost:
Service cost	$4,117	$3,136	$3,271	$2,478
Interest cost	5,722	6,017	2,210	2,366
Expected return on assets	(6,400)	(6,885)	(547)	(518)
Amortization of transition asset	—	1	378	378
Amortization of prior service cost	16	(2)	90	96
Amortization of actuarial loss	3,299	1,891	320	151

Net periodic pension cost	$6,754	$4,158	$5,722	$4,951

	Six Months Ended March 31
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(In thousands)

Components of net periodic pension cost:
Service cost	$8,234	$6,272	$6,542	$4,956
Interest cost	11,444	12,034	4,420	4,732
Expected return on assets	(12,800)	(13,770)	(1,094)	(1,036)
Amortization of transition asset	—	2	756	756
Amortization of prior service cost	32	(4)	180	192
Amortization of actuarial loss	6,598	3,782	640	302

Net periodic pension cost	$13,508	$8,316	$11,444	$9,902

The assumptions used to develop our net periodic pension cost for the three and six months ended March 31, 2006 and 2005 are as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Discount rate	5.00%	6.25%	5.00%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.50%	8.75%	5.30%	5.30%

The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. During the six months ended March 31, 2006, we did not make a voluntary contribution to our pension plans. However, we contributed $5.3 million to our other postretirement plans and we expect to contribute approximately $12 million to these plans during fiscal 2006.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Commitments and Contingencies

Litigation and Environmental Matters

With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 13 to our annual report on Form 10-K for the year ended September 30, 2005, there were no material changes in the status of such litigation and environmental-related matters or claims during the six months ended March 31, 2006. We continue to believe that the final outcome of such litigation and environmental-related matters or claims will not have a material adverse effect on our financial condition, results of operations or net cash flows.

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

Purchase Commitments

AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At March 31, 2006, AEM was committed to purchase 64.2 Bcf within one year, 33.1 Bcf within one to three years and 5.4 Bcf after three years under indexed contracts. AEM is committed to purchase 1.6 Bcf within one year and 0.2 Bcf within one to three years under fixed price contracts with prices ranging from $6.00 to $12.00. Purchases under these contracts totaled $531.8 million and $345.3 million for the three months ended March 31, 2006 and 2005 and $1,319.5 million and $705.4 million for the six months ended March 31, 2006 and 2005.

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

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market prices. The estimated fiscal year commitments under these contracts as of March 31, 2006 are as follows (in thousands):

2006	$136,543
2007	241,031
2008	121,079
2009	12,022
2010	11,263
Thereafter	37,616

$559,554

Regulatory Matters

In February 2005, the Attorney General of the State of Kentucky filed a complaint at the Kentucky Public Service Commission (KPSC) alleging that our present rates are producing revenues in excess of reasonable levels. We answered the complaint and filed a Motion to Dismiss with the KPSC. On February 2, 2006, the KPSC issued an Order denying our Motion to Dismiss and on March 3, 2006 set a procedural schedule for the case. The Attorney General is currently conducting discovery. A hearing should be scheduled for early 2007. We believe that the Attorney General will not be able to demonstrate that our present rates are in excess of reasonable levels.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2005, we received a “show cause” order from the City of Dallas, which requires us to provide information that demonstrates good cause for showing that our existing distribution rates charged to customers in the City of Dallas should not be reduced. In addition, during the first quarter of fiscal 2006, approximately 80 other cities in the Mid-Tex Division passed resolutions requesting that we “show cause” why existing distribution rates are just and reasonable and required a filing by us on a system-wide basis. We filed our response to these orders during the first quarter of fiscal 2006. Discovery has been conducted by the City of Dallas and the other cities. The 80 cities that acted in the first quarter of fiscal year 2006 have begun adopting resolutions requiring a reduction in the Mid-Tex Division’s residential and commercial rates. We will be appealing these city actions to the Railroad Commission of Texas (RRC) where we believe that we will be able to demonstrate that our rates are just and reasonable.

In November 2005, we received a notice from the Tennessee Regulatory Authority (TRA) that it was opening an investigation into allegations by the Consumer Advocate Division of the Tennessee Attorney General’s Office that we are overcharging customers in parts of Tennessee by approximately $10 million per year. We have responded to numerous data requests from the TRA Staff. On April 24, 2006, the TRA Staff filed a Report and Recommendation in which it recommended that the TRA convene a contested case procedure for the purpose of establishing a fair and reasonable return. The TRA is scheduled to consider the Staff’s recommendation on May 15, 2006. We believe that we are not overcharging our customers, and we intend to participate fully in the investigation.

In January 2006, the Lubbock, Texas City Council passed a resolution requiring Atmos to submit copies of all documentation necessary for the city to review the rates of Atmos’ West Texas Division to ensure they are just and reasonable. Information was provided to the city on February 28, 2006. We believe that we will be able to ultimately demonstrate to the City of Lubbock that our rates are just and reasonable.

Other

On November 30, 2005, we entered into an agreement with a third party to jointly construct, own and operate a 45-mile large diameter natural gas pipeline in the northern portion of the Dallas/Fort Worth Metroplex (North Side Loop). Under terms of the agreement, we are responsible for contributing no more than $42.5 million to the construction costs of the pipeline. We are also responsible for 50 percent of the costs of the compression facilities. Approximately 21 miles of the pipeline was placed in service as of March 31, 2006. The remainder of the pipeline and the associated compressors are expected to be placed in service by the end of May 2006. As of March 31, 2006, we had spent $26.2 million for the North Side Loop project and expect to spend approximately $23.6 million in the remainder of fiscal 2006 for this project.

During the third quarter of fiscal 2005, we entered into two agreements with third parties to transport natural gas through our Texas intrastate pipeline system beginning in fiscal 2006. To handle the increased volumes for these projects, we will install compression equipment and other pipeline infrastructure. We expect to spend approximately $32 million in fiscal 2006 for these projects, which are expected to be in service by the end of the fiscal year.

On August 29, 2005, Hurricane Katrina struck the Gulf Coast, inflicting significant damage to our eastern Louisiana operations. The hardest hit areas in our service territory were in Jefferson, St. Tammany, St. Bernard and Plaquemines parishes. In total, approximately 230,000 of our natural gas customers were affected in these areas. Although service has been restored for many of our customers, a significant number of customers will not require gas service for some time because of sustained damages. We cannot predict with certainty how many of these customers will return to these service areas and over what time period. Additionally, we cannot accurately determine what regulatory actions, if any, may be taken by the regulators with respect to these areas. As of March 31, 2006, we believe adequate provision has been made for any losses that may not be fully recovered through insurance or for which we do not receive rate relief.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Customer diversification also helps mitigate AEM’s exposure to credit risk. AEM maintains credit policies with respect to its counterparties that it believes minimizes overall credit risk. Where appropriate, such policies include the evaluation of a prospective counterparty’s financial condition, collateral requirements and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. AEM also monitors the financial condition of existing counterparties on an ongoing basis. Customers not meeting minimum standards are required to provide adequate assurance of financial performance.

AEM maintains a provision for credit losses based upon factors surrounding the credit risk of customers, historical trends and other information. We believe, based on our credit policies and our provisions for credit losses, that our financial position, results of operations and cash flows will not be materially affected as a result of nonperformance by any single counterparty.

AEM’s estimated credit exposure is monitored in terms of the percentage of its customers that are rated as investment grade versus non-investment grade. Credit exposure is defined as the total of (1) accounts receivable, (2) delivered, but unbilled physical sales and (3) mark-to-market exposure for sales and purchases. Investment grade determinations are set internally by AEM’s credit department, but are primarily based on external ratings provided by Moody’s Investors Service Inc. (Moody’s) and/or Standard & Poor’s Corporation (S&P). For non-rated entities, the default rating for municipalities is investment grade, while the default rating for non-guaranteed industrial and commercial customers is non-investment grade. The following table shows the percentages related to the investment ratings as of March 31, 2006 and September 30, 2005.

	March 31,	September 30,
	2006	2005

Investment grade	42%	49%
Non-investment grade	58%	51%

Total	100%	100%

The following table presents our derivative counterparty credit exposure by operating segment based upon the unrealized fair value of our derivative contracts that represent assets as of March 31, 2006. Investment grade counterparties have minimum credit ratings of BBB-, assigned by S&P; or Baa3, assigned by Moody’s. Non-investment grade counterparties are composed of counterparties that are below investment grade or that have not been assigned an internal investment grade rating due to the short-term nature of the contracts associated with that counterparty. This category is composed of numerous smaller counterparties, none of which is individually significant.

	March 31, 2006
		Natural Gas
	Utility	Marketing
	Segment(1)	Segment	Consolidated
	(In thousands)

Investment grade counterparties	$13,419	$11,232	$24,651
Non-investment grade counterparties	—	4,745	4,745

	$13,419	$15,977	$29,396

(1)	Counterparty risk for our utility segment is minimized because hedging gains and losses are passed through to our customers.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Segment Information

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income statements for the three and six-month periods ended March 31, 2006 and 2005 by segment are presented in the following tables:

	Three Months Ended March 31, 2006
			Pipeline
		Natural Gas	and	Other
	Utility	Marketing	Storage	Nonutility	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$1,447,376	$564,737	$21,238	$495	$—	$2,033,846
Intersegment revenues	244	253,892	24,245	1,100	(279,481)	—

	1,447,620	818,629	45,483	1,595	(279,481)	2,033,846
Purchased gas cost	1,131,885	774,652	211	—	(278,305)	1,628,443

Gross profit	315,735	43,977	45,272	1,595	(1,176)	405,403
Operating expenses
Operation and maintenance	94,363	5,821	12,363	1,361	(1,210)	112,698
Depreciation and amortization	41,907	475	4,669	25	—	47,076
Taxes, other than income	61,701	348	2,654	93	—	64,796

Total operating expenses	197,971	6,644	19,686	1,479	(1,210)	224,570

Operating income	117,764	37,333	25,586	116	34	180,833
Miscellaneous income (expense)	155	608	132	1,183	(4,517)	(2,439)
Interest charges	30,303	1,997	6,621	1,054	(4,483)	35,492

Income before income taxes	87,616	35,944	19,097	245	—	142,902
Income tax expense	32,988	14,012	7,010	96	—	54,106

Net income	$54,628	$21,932	$12,087	$149	$—	$88,796

Capital expenditures	$83,749	$235	$26,781	$—	$—	$110,765

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2005
			Pipeline
		Natural Gas	and	Other
	Utility	Marketing	Storage	Nonutility	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$1,235,092	$429,598	$19,827	$568	$—	$1,685,085
Intersegment revenues	285	83,293	25,719	710	(110,007)	—

	1,235,377	512,891	45,546	1,278	(110,007)	1,685,085
Purchased gas cost	912,309	501,731	4,407	—	(109,256)	1,309,191

Gross profit	323,068	11,160	41,139	1,278	(751)	375,894
Operating expenses
Operation and maintenance	86,469	4,016	12,843	893	(801)	103,420
Depreciation and amortization	41,181	474	3,642	29	—	45,326
Taxes, other than income	52,220	261	2,398	88	—	54,967

Total operating expenses	179,870	4,751	18,883	1,010	(801)	203,713

Operating income	143,198	6,409	22,256	268	50	172,181
Miscellaneous income	1,974	201	292	616	(2,125)	958
Interest charges	28,062	679	6,228	179	(2,075)	33,073

Income before income taxes	117,110	5,931	16,320	705	—	140,066
Income tax expense	43,459	2,140	5,682	283	—	51,564

Net income	$73,651	$3,791	$10,638	$422	$—	$88,502

Capital expenditures	$63,129	$228	$6,908	$—	$—	$70,265

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2006
			Pipeline
		Natural Gas	and	Other
	Utility	Marketing	Storage	Nonutility	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$2,852,182	$1,425,350	$39,119	$1,015	$—	$4,317,666
Intersegment revenues	448	495,124	46,076	2,072	(543,720)	—

	2,852,630	1,920,474	85,195	3,087	(543,720)	4,317,666
Purchased gas cost	2,256,714	1,850,178	211	—	(541,430)	3,565,673

Gross profit	595,916	70,296	84,984	3,087	(2,290)	751,993
Operating expenses
Operation and maintenance	187,129	10,173	23,361	2,626	(2,374)	220,915
Depreciation and amortization	80,171	945	9,171	49	—	90,336
Taxes, other than income	104,603	591	4,814	204	—	110,212

Total operating expenses	371,903	11,709	37,346	2,879	(2,374)	421,463

Operating income	224,013	58,587	47,638	208	84	330,530
Miscellaneous income (expense)	2,992	1,198	1,537	1,844	(9,562)	(1,991)
Interest charges	61,891	4,859	12,594	1,815	(9,478)	71,681

Income before income taxes	165,114	54,926	36,581	237	—	256,858
Income tax expense	62,073	21,542	13,327	93	—	97,035

Net income	$103,041	$33,384	$23,254	$144	$—	$159,823

Capital expenditures	$156,164	$567	$56,499	$—	$—	$213,230

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2005
			Pipeline
		Natural Gas	and	Other
	Utility	Marketing	Storage	Nonutility	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$2,148,498	$862,508	$41,579	$1,124	$—	$3,053,709
Intersegment revenues	560	144,184	47,657	1,513	(193,914)	—

	2,149,058	1,006,692	89,236	2,637	(193,914)	3,053,709
Purchased gas cost	1,568,679	968,688	10,628	—	(192,283)	2,355,712

Gross profit	580,379	38,004	78,608	2,637	(1,631)	697,997
Operating expenses
Operation and maintenance	183,022	7,462	23,504	1,940	(1,731)	214,197
Depreciation and amortization	80,232	978	8,055	58	—	89,323
Taxes, other than income	88,840	170	4,446	166	—	93,622

Total operating expenses	352,094	8,610	36,005	2,164	(1,731)	397,142

Operating income	228,285	29,394	42,603	473	100	300,855
Miscellaneous income	2,946	447	607	1,209	(3,866)	1,343
Interest charges	55,321	1,080	12,399	581	(3,766)	65,615

Income before income taxes	175,910	28,761	30,811	1,101	—	236,583
Income tax expense	65,236	11,708	11,089	449	—	88,482

Net income	$110,674	$17,053	$19,722	$652	$—	$148,101

Capital expenditures	$129,056	$367	$8,043	$—	$—	$137,466

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at March 31, 2006 and September 30, 2005 by segment is presented in the following tables:

	March 31, 2006
		Natural	Pipeline
		Gas	and	Other
	Utility	Marketing	Storage	Nonutility	Eliminations	Consolidated
	(In thousands)

ASSETS
Property, plant and equipment, net	$3,015,227	$7,203	$487,264	$1,348	$—	$3,511,042
Investment in subsidiaries	259,284	(2,086)	—	—	(257,198)	—
Current assets
Cash and cash equivalents	26,849	21,532	—	518	—	48,899
Cash held on deposit in margin account	—	13,537	—	—	—	13,537
Assets from risk management activities	13,419	21,392	4,317	—	(9,732)	29,396
Other current assets	1,014,883	420,241	44,985	66,200	(146,328)	1,399,981
Intercompany receivables	534,920	—	—	26,534	(561,454)	—

Total current assets	1,590,071	476,702	49,302	93,252	(717,514)	1,491,813
Intangible assets	—	3,215	—	—	—	3,215
Goodwill	566,800	24,282	143,198	—	—	734,280
Noncurrent assets from risk management activities	—	—	—	—	—	—
Deferred charges and other assets	231,699	1,372	5,296	18,334	—	256,701

	$5,663,081	$510,688	$685,060	$112,934	$(974,712)	$5,997,051

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$1,706,291	$139,625	$86,425	$33,234	$(259,284)	$1,706,291
Long-term debt	2,176,251	—	—	4,869	—	2,181,120

Total capitalization	3,882,542	139,625	86,425	38,103	(259,284)	3,887,411
Current liabilities
Current maturities of long-term debt	1,250	—	—	2,058	—	3,308
Short-term debt	262,315	62,000	—	65,105	(127,105)	262,315
Liabilities from risk management activities	1,067	21,847	5,421	—	(9,738)	18,597
Other current liabilities	779,514	251,596	55,584	—	(17,131)	1,069,563
Intercompany payables	—	44,801	516,653	—	(561,454)	—

Total current liabilities	1,044,146	380,244	577,658	67,163	(715,428)	1,353,783
Deferred income taxes	280,746	(11,282)	16,352	2,025	—	287,841
Noncurrent liabilities from risk management activities	—	1,861	—	—	—	1,861
Regulatory cost of removal obligation	275,209	—	—	—	—	275,209
Deferred credits and other liabilities	180,438	240	4,625	5,643	—	190,946

	$5,663,081	$510,688	$685,060	$112,934	$(974,712)	$5,997,051

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2005
		Natural	Pipeline
		Gas	and	Other
	Utility	Marketing	Storage	Nonutility	Eliminations	Consolidated
	(In thousands)

ASSETS
Property, plant and equipment, net	$2,926,096	$7,278	$439,574	$1,419	$—	$3,374,367
Investment in subsidiaries	231,342	(1,896)	—	—	(229,446)	—
Current assets
Cash and cash equivalents	10,663	28,949	—	504	—	40,116
Cash held on deposit in margin account	4,170	76,786	—	—	—	80,956
Assets from risk management activities	93,310	39,528	1,739	—	(26,664)	107,913
Other current assets	666,081	421,777	36,208	63,820	(152,441)	1,035,445
Intercompany receivables	505,728	—	—	20,133	(525,861)	—

Total current assets	1,279,952	567,040	37,947	84,457	(704,966)	1,264,430
Intangible assets	—	3,507	—	—	—	3,507
Goodwill	566,800	24,282	143,198	—	—	734,280
Noncurrent assets from risk management activities	—	2,073	1,338	—	(2,676)	735
Deferred charges and other assets	249,179	1,461	5,737	19,831	—	276,208

	$5,253,369	$603,745	$627,794	$105,707	$(937,088)	$5,653,527

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$1,602,422	$144,827	$53,426	$33,089	$(231,342)	$1,602,422
Long-term debt	2,177,279	—	—	5,825	—	2,183,104

Total capitalization	3,779,701	144,827	53,426	38,914	(231,342)	3,785,526
Current liabilities
Current maturities of long-term debt	1,250	—	—	2,014	—	3,264
Short-term debt	144,809	60,000	—	51,320	(111,320)	144,809
Liabilities from risk management activities	—	63,936	25,038	—	(27,054)	61,920
Other current liabilities	623,300	217,777	95,557	4,963	(38,835)	902,762
Intercompany payables	—	87,968	437,893	—	(525,861)	—

Total current liabilities	769,359	429,681	558,488	58,297	(703,070)	1,112,755
Deferred income taxes	268,108	12,369	9,563	2,167	—	292,207
Noncurrent liabilities from risk management activities	—	16,654	1,338	—	(2,676)	15,316
Regulatory cost of removal obligation	263,424	—	—	—	—	263,424
Deferred credits and other liabilities	172,777	214	4,979	6,329	—	184,299

	$5,253,369	$603,745	$627,794	$105,707	$(937,088)	$5,653,527

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Atmos Energy Corporation

We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation as of March 31, 2006, and the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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
May 2, 2006

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

Our operations are divided into four segments:

•	the utility segment, which includes our regulated natural gas distribution and related sales operations,

•	the natural gas marketing segment, which includes a variety of nonregulated natural gas management services,

•	the pipeline and storage segment, which includes our regulated and nonregulated natural gas transmission and storage services and

•	the other nonutility segment, which includes all of our other nonregulated nonutility operations.

The following summarizes the results of our operations for the six months ended March 31, 2006:

•	Our utility segment net income decreased by $7.6 million during the six months ended March 31, 2006. The decrease reflects the impact of weather, as adjusted for jurisdictions with weather-normalized rates, that was one percent warmer than the prior-year period and 12 percent warmer than normal, coupled with higher operating expenses.

•	Our natural gas marketing segment net income increased $16.3 million during the six months ended March 31, 2006 compared with the six months ended March 31, 2005. The increase in natural gas marketing net income primarily reflects our ability to capture higher margins in a volatile natural gas market. These increases were partially offset by an unfavorable unrealized margin variance and an increase in interest charges resulting from increased short-term borrowings to fund working capital needs.

•	Our pipeline and storage segment net income increased $3.5 million during the six months ended March 31, 2006 compared with the six months ended March 31, 2005, primarily reflecting Atmos Pipeline & Storage LLC’s ability to capture more favorable arbitrage spreads in connection with its asset management contracts coupled with increased throughput on the Atmos Pipeline — Texas system and higher transportation and related services margins.

•	Our total-debt-to-capitalization ratio at March 31, 2006 was 58.9 percent compared with 59.3 percent at September 30, 2005 reflecting the impact of current-year net income partially offset by an increase in short-term debt borrowings to fund working capital needs.

•	For the six months ended March 31, 2006, we generated $148.4 million in operating cash flow compared with $400.1 million for the six months ended March 31, 2005, reflecting the adverse impact of high natural gas costs on our working capital.

•	Capital expenditures increased to $213.2 million in the six months ended March 31, 2006 from $137.5 million in the prior-year period primarily reflecting increased capital spending for various pipeline expansion projects in our Atmos Pipeline — Texas Division.

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

Our critical accounting policies are reviewed by the Audit Committee on a quarterly basis. There have been no significant changes to these critical accounting policies during the six months ended March 31, 2006.

RESULTS OF OPERATIONS

The following table presents our financial highlights for the three-month and six-month periods ended March 31, 2006 and 2005:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2006	2005	2006	2005
	(In thousands, unless otherwise noted)

Operating revenues	$2,033,846	$1,685,085	$4,317,666	$3,053,709
Gross profit	405,403	375,894	751,993	697,997
Operating expenses	224,570	203,713	421,463	397,142
Operating income	180,833	172,181	330,530	300,855
Miscellaneous income (expense)	(2,439)	958	(1,991)	1,343
Interest charges	35,492	33,073	71,681	65,615
Income before income taxes	142,902	140,066	256,858	236,583
Income tax expense	54,106	51,564	97,035	88,482
Net income	$88,796	$88,502	$159,823	$148,101

Utility sales volumes — MMcf	111,721	128,195	206,909	219,152
Utility transportation volumes — MMcf	31,152	31,904	61,754	59,882

Total utility throughput — MMcf	142,873	160,099	268,663	279,034

Natural gas marketing sales volumes — MMcf	69,450	66,644	140,946	126,940

Pipeline transportation volumes — MMcf	83,428	84,208	173,041	156,961

Heating degree days(1)
Actual (weighted average)	1,330	1,422	2,387	2,415
Percent of normal	84%	90%	88%	89%
Consolidated utility average transportation revenue per Mcf	$0.61	$0.53	$0.56	$0.55
Consolidated utility average cost of gas per Mcf sold	$10.13	$7.12	$10.91	$7.16

(1)	Adjusted for service areas that have weather-normalized operations.

The following table shows our operating income by segment for the three-month and six-month periods ended March 31, 2006 and 2005. The presentation of our utility operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended March 31
	2006		2005
	Operating	Heating Degree Days	Operating	Heating Degree Days
	Income	Percent of Normal(1)	Income	Percent of Normal(1)
	(In thousands, except degree day information)

Colorado-Kansas	$14,650	100%	$16,248	97%
Kentucky	9,055	100%	10,758	100%
Louisiana	8,596	70%	16,250	74%
Mid-States	24,895	93%	24,705	95%
Mid-Tex	29,455	68%	41,022	82%
Mississippi	16,752	100%	18,509	100%
West Texas	13,539	100%	15,302	99%
Other	822	—	404	—

Utility segment	117,764	84%	143,198	90%
Natural gas marketing segment	37,333	—	6,409	—
Pipeline and storage segment	25,586	—	22,256	—
Other nonutility segment and other	150	—	318	—

Consolidated operating income	$180,833	84%	$172,181	90%

	Six Months Ended March 31
	2006		2005
	Operating	Heating Degree Days	Operating	Heating Degree Days
	Income	Percent of Normal(1)	Income	Percent of Normal(1)
	(In thousands, except degree day information)

Colorado-Kansas	$23,260	100%	$24,483	98%
Kentucky	15,247	100%	16,603	98%
Louisiana	16,487	80%	22,583	78%
Mid-States	39,193	96%	35,843	93%
Mid-Tex	80,242	74%	79,570	80%
Mississippi	26,745	101%	27,116	95%
West Texas	19,670	100%	21,088	100%
Other	3,169	—	999	—

Utility segment	224,013	88%	228,285	89%
Natural gas marketing segment	58,587	—	29,394	—
Pipeline and storage segment	47,638	—	42,603	—
Other nonutility segment and other	292	—	573	—

Consolidated operating income	$330,530	88%	$300,855	89%

(1)	Adjusted for service areas that have weather-normalized operations.

  Three Months Ended March 31, 2006 compared with Three Months Ended March 31, 2005

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

The effects of weather that is above or below normal are partially offset through weather normalization adjustments, or WNA, in certain of our service areas. WNA allows us to increase the base rate portion of customers’ bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. As of March 31, 2006, WNA covered approximately 1.1 million customer meters in the following service areas for the following periods.

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

Operating income

Utility gross profit margin decreased $7.4 million to $315.7 million for the three months ended March 31, 2006 from $323.1 million for the three months ended March 31, 2005. Total throughput for our utility business was 142.9 billion cubic feet (Bcf) during the current-year period compared to 160.1 Bcf in the prior-year period.

The decrease in utility gross profit margin and throughput primarily reflects weather, as adjusted for jurisdictions with weather-normalized rates, that was six percent warmer than the prior-year quarter and 16 percent warmer than normal. Weather in our Mid-Tex and Louisiana divisions, where we currently do not have weather-normalized rates, was approximately 30 percent warmer than normal during the quarter. During the three months ended March 31, 2006, our Mid-Tex and Louisiana divisions were 17 and four percent warmer than the prior-year quarter. The impact of warmer weather resulted in a $14.7 million reduction in gross profit margin compared with the prior-year quarter. Additionally, our Louisiana division experienced a $1.4 million reduction in gross profit margin during the current-year quarter due to the impact of Hurricane Katrina compared with the prior-year quarter. These decreases were partially offset by a $2.9 million increase arising from the Company’s fiscal 2004 and fiscal 2005 filings under Texas’s Gas Reliability Infrastructure Program (GRIP).

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes other than income taxes, increased to $198 million for the three months ended March 31, 2006 from $179.9 million for the three months ended March 31, 2005. The increase reflects a $9.5 million increase in taxes, primarily related to franchise fees and state gross receipts taxes, both of which are calculated as a percentage of revenue, which are paid by our customers as a component of their monthly bills. Although these amounts are included as a component of revenue in accordance with our tariffs, timing differences between when these amounts are billed to our customers and when we recognize the associated expense may affect net income favorably or unfavorably on a temporary basis. However, there is no permanent effect on net income.

Operation and maintenance expense, excluding the provision for doubtful accounts, increased $3 million primarily due to higher employee costs associated with increased headcount to fill positions that were previously outsourced to a third party and increased pension and postretirement costs resulting from changes in the assumptions used to determine our fiscal 2006 costs. These increases were partially offset by lower third-party costs associated with formerly outsourced administrative and meter reading functions that were in-sourced during the first quarter of fiscal 2006.

The provision for doubtful accounts increased $4.9 million to $7.1 million for the three months ended March 31, 2006. The increase was primarily attributable to increased collection risk associated with higher natural gas prices. In the utility segment, the average cost of natural gas for the three months ended March 31, 2006 was $10.13 per thousand cubic feet (Mcf), compared with $7.12 per Mcf for the three months ended March 31, 2005.

As a result of the aforementioned factors, our utility segment operating income for the three months ended March 31, 2006 decreased to $117.8 million from $143.2 million for the three months ended March 31, 2005.

Interest charges

Interest charges allocated to the utility segment for the three months ended March 31, 2006 increased to $30.3 million from $28.1 million for the three months ended March 31, 2005. The increase was attributable to higher average outstanding short-term debt balances to fund natural gas purchases at significantly higher prices coupled with a 200 basis point increase in the interest rate on our $300 million unsecured floating rate Senior Notes due 2007 due to an increase in the three-month LIBOR rate. These increases were partially offset by $1.2 million of interest savings arising from the early payoff of $72.5 million of our First Mortgage Bonds in June 2005.

Miscellaneous income

Miscellaneous income for the three months ended March 31, 2006 decreased to $0.2 million compared to $2 million for the three months ended March 31, 2005. The $1.8 million decrease was primarily due to a $3.3 million charge recorded during the quarter associated with an adverse regulatory ruling in our Mid-States Division related to the calculation of a performance-based rate mechanism in Tennessee. Under the performance-based rate program, we and our customers jointly share in any actual gas cost savings achieved when compared to pre-determined benchmarks.

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

Our natural gas marketing segment’s gross profit margin for the three months ended March 31, 2006 and 2005 is summarized as follows:

	Three Months Ended
	March 31
	2006	2005
	(In thousands, except physical position)

Storage Activities
Realized margin	$10,611	$14,669
Unrealized margin	2,741	(20,545)

Total Storage Activities	13,352	(5,876)
Marketing Activities
Realized margin	21,005	17,236
Unrealized margin	9,620	(200)

Total Marketing Activities	30,625	17,036

Gross profit	$43,977	$11,160

Net physical position (Bcf)	23.6	12.5

Our natural gas marketing segment’s gross profit margin was $44 million for the three months ended March 31, 2006 compared to gross profit of $11.2 million for the three months ended March 31, 2005. Gross profit margin from our natural gas marketing segment for the three months ended March 31, 2006 included an unrealized gain of $12.4 million compared with an unrealized loss of $20.7 million in the prior-year period. Natural gas marketing sales volumes were 82.4 Bcf during the three months ended March 31, 2006 compared with 74.8 Bcf for the prior-year period. Excluding intersegment sales volumes, natural gas marketing sales volumes were 69.5 Bcf during the current-year period compared with 66.6 Bcf in the prior-year period. The increase in consolidated natural gas marketing sales volumes primarily was attributable to successfully executed marketing strategies into new market areas.

Our storage activities generated $13.4 million in gross profit margin for the three months ended March 31, 2006 compared to incurring a loss of $5.9 million for the three months ended March 31, 2005. Our marketing activities generated $30.6 million for the three months ended March 31, 2006 compared with $17 million for the three months ended March 31, 2005. Higher realized marketing activities attributable to successfully capturing increased margins in certain market areas that experienced higher market volatility were offset by lower realized storage activities due to warmer weather during the current-year quarter, which resulted in fewer withdrawal opportunities than the prior-year quarter.

The $32.8 million increase in our natural gas marketing gross profit margin was primarily due to favorable movement during the three months ended March 31, 2006 in the forward natural gas prices used to value the financial hedges designated against our physical inventory and our fixed-price forward contracts. These results in our storage operations were magnified by an 11.1 Bcf increase in our net physical position at March 31, 2006 compared to the prior-year quarter. We have elected to exclude this forward/spot differential from our hedge effectiveness assessment. Subsequent to the hurricanes, which occurred in the fall of 2005, the forward/spot differential has been volatile and may continue to cause material volatility in our unrealized margin. However, the economic gross profit we have captured in the original transactions will remain essentially unchanged.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes other than income taxes, increased to $6.6 million for the three months ended March 31, 2006 from $4.8 million for the three months ended March 31, 2005. The increase in operating expense primarily was attributable to an increase in personnel costs due to increased headcount and an increase in regulatory compliance costs.

The increase in gross profit margin, partially offset by higher operating expenses, resulted in an increase in our natural gas marketing segment operating income to $37.3 million for the three months ended March 31, 2006 compared with operating income of $6.4 million for the three months ended March 31, 2005.

Interest charges

Interest charges allocated to the natural gas marketing segment for the three months ended March 31, 2006 increased to $2 million from $0.7 million for the three months ended March 31, 2005. The increase was attributable to higher average outstanding debt balances to fund natural gas purchases at significantly higher prices.

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

Operating income

Pipeline and storage gross profit increased to $45.3 million for the three months ended March 31, 2006 from $41.1 million for the three months ended March 31, 2005. Total pipeline transportation volumes were 150.9 Bcf during the three months ended March 31, 2006 compared with 158.9 Bcf for the prior-year quarter. Excluding intersegment transportation volumes, total pipeline transportation volumes were 83.4 Bcf during the current year quarter compared with 84.2 Bcf in the prior-year quarter. The increase in pipeline and storage gross profit margin was primarily attributable to Atmos Pipeline & Storage, LLC capturing more favorable arbitrage spreads around its asset management contracts and higher transportation and related services margins in the Atmos Pipeline-Texas Division. These increases were partially offset by decreased throughput on the Atmos Pipeline — Texas system attributable to the warmer than normal weather in the Mid-Tex Division coupled with the absence of one-time inventory sales realized in the prior-year period of approximately $3 million.

Operating expenses increased to $19.7 million for the three months ended March 31, 2006 from $18.9 million for the three months ended March 31, 2005 due to higher employee benefit costs associated with the increase in headcount and increased pension and postretirement costs resulting from changes in the assumptions used to determine our fiscal 2006 costs.

As a result of the aforementioned factors, our pipeline and storage segment operating income for the three months ended March 31, 2006 increased to $25.6 million from $22.3 million for the three months ended March 31, 2005.

Other nonutility segment

Our other nonutility businesses consist primarily of the operations of Atmos Energy Services, LLC (AES), and Atmos Power Systems, Inc. Through AES, we provide natural gas management services to our utility operations, other than the Mid-Tex Division. These services include aggregating and purchasing gas supply, arranging transportation and storage logistics and ultimately delivering the gas to our utility service areas at competitive prices in exchange for revenues that are equal to the costs incurred to provide those services. Through Atmos Power Systems, Inc., we have constructed gas-fired electric peaking power-generating plants and associated facilities and may enter into agreements to either lease or sell these plants.

Operating income for this segment primarily reflects the leasing income associated with two sales-type lease transactions completed in 2001 and 2002 and was essentially unchanged for the three months ended March 31, 2006 compared with the prior-year quarter.

Six Months Ended March 31, 2006 compared with Six Months Ended March 31, 2005

Utility segment

Operating income

Utility gross profit increased $15.5 million to $595.9 million for the six months ended March 31, 2006 from $580.4 million for the six months ended March 31, 2005. Total throughput for our utility business was 268.7 billion cubic feet (Bcf) during the current-year period compared to 279 Bcf in the prior-year period.

The increase in utility gross profit, despite lower throughput, primarily reflects higher franchise fees and state gross receipts taxes, which are paid by utility customers and have no permanent effect on net income. Additionally, margins increased $4.5 million due to rate increases received from the Company’s fiscal 2004 and fiscal 2005 GRIP filings. These increases were partially offset by an approximate $3.5 million decrease in the Louisiana Division due to the impact of Hurricane Katrina compared with the prior-year period. For the six months ended March 31, 2006, weather was 12 percent warmer than normal, as adjusted for jurisdictions with weather-normalized operations and one percent warmer than the prior-year period. In the Mid-Tex and Louisiana Divisions, which do not have weather-normalized rates, weather was 26 percent and 20 percent warmer than normal. The impact of the warmer weather resulted in a $5.9 million reduction in gross profit margin compared with the prior-year period.

Operating expenses increased to $371.9 million for the six months ended March 31, 2006 from $352.1 million for the six months ended March 31, 2005. The increase reflects a $15.8 million increase in taxes, primarily related to franchise fees and state gross receipts taxes, both of which are calculated as a percentage of revenue, and are paid by our customers as a component of their monthly bills. Although these amounts are included as a component of revenue in accordance with our tariffs, timing differences between when these amounts are billed to our customers and when we recognize the associated expense may affect net income favorably or unfavorably on a temporary basis. However, there is no permanent effect on net income.

Partially offsetting these increases was a $2 million decrease in operation and maintenance expense, excluding the provision for bad debt. The decrease was primarily attributable to a reduction in third-party costs for outsourced administrative and meter reading functions that were in-sourced during fiscal 2006 combined with overall cost containment efforts across the utility divisions. These decreases were partially offset by higher employee costs associated with increased headcount to fill positions that were previously outsourced to a third party and increased pension and postretirement costs resulting from changes in the assumptions used to determine our fiscal 2006 costs. Operation and maintenance expense for the six months ended March 31, 2006 reflects the absence of $2.1 million of United Cities Gas merger and integration cost amortization, as these costs were fully amortized by December 2004. However, this decrease was offset by a $2 million charge recorded during the first quarter for Hurricane Katrina-related losses.

The provision for doubtful accounts increased $6.1 million to $15.4 million for the six months ended March 31, 2006, compared with $9.3 million in the prior-year period. The increase was primarily attributable to increased collection risk associated with higher natural gas prices. In the utility segment, the average cost of natural gas for the six months ended March 31, 2006 was $10.91 per Mcf, compared with $7.16 per Mcf for the six months ended March 31, 2005.

Additionally, during the first quarter of fiscal 2006, the Mississippi Public Service Commission, in connection with the modification of our rate design described below under Recent Ratemaking Activity, decided to allow $2.8 million of deferred costs, which it had originally disallowed in its September 2004 decision. This ruling decreased our depreciation expense during the six months ended March 31, 2006.

As a result of the aforementioned factors, our utility segment operating income for the six months ended March 31, 2006 decreased to $224 million from $228.3 million for the six months ended March 31, 2005.

Interest charges

Interest charges allocated to the utility segment for the six months ended March 31, 2006 increased to $61.9 million from $55.3 million for the six months ended March 31, 2005. The increase was attributable to higher average outstanding short-term debt balances to fund natural gas purchases at significantly higher prices coupled with a 200 basis point increase in the interest rate on our $300 million unsecured floating rate Senior Notes due 2007 due to an increase in the three-month LIBOR rate. These increases were partially offset by $2.4 million of interest savings arising from the early payoff of $72.5 million of our First Mortgage Bonds in June 2005.

Miscellaneous income

Miscellaneous income for the six months ended March 31, 2006 remained unchanged compared to the six months ended March 31, 2005. However, the aforementioned $3.3 million charge recorded during the second quarter associated with an adverse regulatory ruling in our Mid-States Division was offset by an increase in intercompany interest income.

Natural gas marketing segment

Operating income

Our natural gas marketing segment’s gross profit margin for the six months ended March 31, 2006 and 2005 is summarized as follows:

	Six Months Ended
	March 31
	2006	2005
	(In thousands, except physical position)

Storage Activities
Realized margin	$36,883	$17,259
Unrealized margin	(21,051)	(8,027)

Total Storage Activities	15,832	9,232
Marketing Activities
Realized margin	50,572	30,835
Unrealized margin	3,892	(2,063)

Total Marketing Activities	54,464	28,772

Gross profit	$70,296	$38,004

Net physical position (Bcf)	23.6	12.5

Our natural gas marketing segment’s gross profit margin was $70.3 million for the six months ended March 31, 2006 compared to gross profit of $38 million for the six months ended March 31, 2005. Gross profit margin from our natural gas marketing segment for the six months ended March 31, 2006 included an unrealized loss of $17.2 million compared with an unrealized loss of $10.1 million in the prior-year period. Natural gas marketing sales volumes were 170.2 Bcf during the six months ended March 31, 2006 compared with 141 Bcf for the prior year period. Excluding intersegment sales volumes, natural gas marketing sales volumes were 140.9 Bcf during the current year period compared with 126.9 Bcf in the prior year period. The increase in consolidated natural gas marketing sales volumes was primarily due to focusing our marketing efforts on higher margin opportunities partially offset by warmer-than-normal weather across our market areas.

Our storage activities generated $15.8 million in gross profit margin for the six months ended March 31, 2006 compared to $9.2 million for the six months ended March 31, 2005. Increased realized margins in our storage operations were primarily due to our ability to capture more favorable arbitrage spreads that arose from increased market volatility. These increases were partially offset by an increase in the unrealized loss associated with these operations due to an unfavorable movement during the six months ended March 31, 2006 in the forward natural gas prices used to value the financial hedges designated against our physical inventory and our fixed-price forward contracts. These results were magnified by an 11.1 Bcf increase in our net physical position at March 31, 2006 compared to the prior-year period. As noted above, we have elected to exclude this forward/spot differential from our hedge effectiveness assessment. We continually seek opportunities to increase the amount of our storage capacity. To the extent we obtain and utilize new capacity and experience price volatility, the amount of our unrealized storage contribution could increase in future periods.

Our marketing activities generated $54.5 million for the six months ended March 31, 2006 compared with $28.8 million for the six months ended March 31, 2005. This increase reflects increased realized margins coupled with a favorable unrealized margin variance compared with the prior-year period. The increase in our realized marketing operations was primarily attributable to successfully capturing increased margins in certain market areas that experienced higher market volatility. The favorable unrealized margin variance was primarily due to favorable movement during the six months ended March 31, 2006 in the forward natural gas prices associated with financial derivatives used in these activities.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes other than income taxes, increased to $11.7 million for the six months ended March 31, 2006 from $8.6 million for the six months ended March 31, 2005. The increase in operating expense primarily was attributable to an increase in personnel costs due to increased headcount and an increase in regulatory compliance costs.

The improved gross profit margin partially offset by higher operating expenses resulted in an increase in our natural gas marketing segment operating income to $58.6 million for the six months ended March 31, 2006 compared with operating income of $29.4 million for the six months ended March 31, 2005.

Interest charges

Interest charges allocated to the natural gas marketing segment for the six months ended March 31, 2006 increased to $4.9 million from $1.1 million for the six months ended March 31, 2005. The increase was attributable to higher average outstanding debt balances to fund natural gas purchases at significantly higher prices.

Pipeline and storage segment

Operating income

Pipeline and storage gross profit increased to $85 million for the six months ended March 31, 2006 from $78.6 million for the six months ended March 31, 2005. Total pipeline transportation volumes were 297.9 Bcf during the six months ended March 31, 2006 compared with 288.9 Bcf for the prior year period. Excluding intersegment transportation volumes, total pipeline transportation volumes were 173 Bcf during the current year period compared with 157 Bcf in the prior-year period. The increase in pipeline and storage gross profit margin was primarily attributable to Atmos Pipeline & Storage LLC capturing more favorable arbitrage spreads around its asset management contracts coupled with increased throughput on the Atmos Pipeline — Texas system and higher transportation and related services margins. These increases were partially offset by the absence of one-time inventory sales realized in the prior-year period of approximately $3 million.

Operating expenses increased to $37.3 million for the six months ended March 31, 2006 from $36 million for the six months ended March 31, 2005 due to higher employee benefit costs associated with the increase in headcount and increased pension and postretirement costs resulting from changes in the assumptions used to determine our fiscal 2006 costs.

As a result of the aforementioned factors, our pipeline and storage segment operating income for the six months ended March 31, 2006 increased to $47.6 million from $42.6 million for the six months ended March 31, 2005.

Other nonutility segment

Operating income for this segment primarily reflects the leasing income associated with two sales-type lease transactions completed in 2001 and 2002 and was essentially unchanged for the six months ended March 31, 2006 compared with the prior-year period.

Liquidity and Capital Resources

Our working capital and liquidity for capital expenditures and other cash needs are provided from internally generated funds, borrowings under our credit facilities and commercial paper program. We believe that these sources of funds will provide the necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 2006. Additionally, from time to time, we raise funds from the public debt and equity capital markets to fund our liquidity needs.

Capitalization

The following table presents our capitalization as of March 31, 2006 and September 30, 2005:

	March 31, 2006		September 30, 2005
	(In thousands, except percentages)

Short-term debt	$262,315	6.3%	$144,809	3.7%
Long-term debt	2,184,428	52.6%	2,186,368	55.6%
Shareholders’ equity	1,706,291	41.1%	1,602,422	40.7%

Total capitalization, including short-term debt	$4,153,034	100.0%	$3,933,599	100.0%

Total debt as a percentage of total capitalization, including short-term debt, was 58.9 percent at March 31, 2006, and 59.3 percent at September 30, 2005. The decrease in the debt to capitalization ratio was primarily attributable to current-year net income partially offset by an increase in our short-term debt borrowings to fund our natural gas purchases. Our ratio of total debt to capitalization is typically greater during the winter heating season as we make additional short-term borrowings to fund natural gas purchases and meet our working capital requirements. Within two to four years, we intend to reduce our capitalization ratio to a target range of 50 to 55 percent through cash flow generated from operations, continued issuance of new common stock under our Direct Stock Purchase Plan and Retirement Savings Plan, access to the equity capital markets and reduced annual maintenance and capital expenditures.

Cash Flows

Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, prices for our products and services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.

Cash flows from operating activities

Year-over-year changes in our operating cash flows are attributable primarily to changes in net income, working capital changes, particularly within our utility segment resulting from the impact of weather, the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.

For the six months ended March 31, 2006, we realized a $148.4 million cash inflow from operating activities compared with a $400.1 million cash inflow from operations for the six months ended March 31, 2005. Period over period, our operating cash flow was adversely impacted by significantly higher natural gas prices, which have increased the levels of accounts receivable, natural gas inventories, accounts payable and undercollected deferred gas costs recorded on our balance sheet as of March 31, 2006. Specifically, favorable movements in the market indices used to value our natural gas marketing segment risk management assets and liabilities reduced the amount that we were required to deposit in a margin account and therefore favorably affected operating cash flow by $84.4 million. However, the reduction in cash held on deposit in a margin account was offset by the following cash outflows: (i) $85.1 million arising from accounts receivable changes; (ii) $58.1 million arising from a twenty-four percent increase in our weighted average cost of gas held in inventory coupled with a 14.9 Bcf increase in natural gas stored underground; (iii) $83.9 million related to deferred gas costs arising from timing differences between when we purchase our natural gas and the period in which we can include this cost in our gas rates; and (iv) $102.8 million caused by the unfavorable timing of payments for accounts payable and other accrued liabilities. Finally, other working capital and other changes reduced operating cash flow by $6.2 million. The changes primarily related to a decrease in risk management assets and liabilities offset by various other working capital changes.

Cash flows from investing activities

During the last three years, a substantial portion of our cash resources was used to fund acquisitions, our ongoing construction program and improvements to information systems. Our ongoing construction program enables us to provide natural gas distribution services to our existing customer base, to expand our natural gas distribution services into new markets, to enhance the integrity of our pipelines and, more recently, to expand our intrastate pipeline network. In executing our current rate strategy, we are directing discretionary capital spending to jurisdictions that permit us to earn a return on our investment timely. Currently, our Mid-Tex, Louisiana, Mississippi and West Texas utility divisions and our Atmos Pipeline — Texas Division have rate designs that provide the opportunity to include in their rate base approved capital costs on a periodic basis without having to file a rate case.

Capital expenditures for fiscal 2006 are expected to range from $400 million to $415 million. For the six months ended March 31, 2006, we incurred $213.2 million for capital expenditures compared with $137.5 million for the six months ended March 31, 2005. The increase in capital expenditures primarily reflects increased spending associated with our Dallas/Fort Worth Metroplex North Side Loop project and other pipeline expansion projects in our Atmos Pipeline — Texas Division and various capital projects in our Mid-Tex Division.

Cash flows from financing activities

For the six months ended March 31, 2006, our financing activities provided $76.5 million in cash compared with $1.7 billion provided in the prior-year period. Our significant financing activities for the six months ended March 31, 2006 and 2005 are summarized as follows. The adoption of SFAS 123(R) did not materially affect our cash flows from financing activities.

•	In October 2004, we sold 16.1 million common shares, including the underwriters’ exercise of their overallotment option of 2.1 million shares, under a new shelf registration statement declared effective in September 2004, generating net proceeds of $382 million. Additionally, we issued $1.39 billion of senior unsecured debt under our shelf registration statement. The net proceeds from these issuances, combined with the net proceeds from our July 2004 offering were used to finance the acquisition of our Mid-Tex and Atmos Pipeline — Texas divisions and settle Treasury lock agreements, into which we entered to fix the Treasury yield component of the interest cost of financing associated with $875 million of the $1.39 billion long-term debt we issued in October 2004 to fund the acquisition.

•	During the six months ended March 31, 2006 we increased our borrowings under our credit facilities by $117.5 million. All amounts borrowed under our credit facilities were repaid during the six months ended March 31, 2005. The increase reflects seasonal borrowings to fund natural gas purchases and the impact of higher gas prices.

•	We repaid $2.2 million of long-term debt during the six months ended March 31, 2006 compared with $3.8 million during the six months ended March 31, 2005. The decreased payments during the current quarter reflected the timing of our various debt maturities.

•	During the six months ended March 31, 2006 we paid $50.9 million in cash dividends compared with dividend payments of $49.2 million for the six months ended March 31, 2005. The increase in dividends paid over the prior-year period reflects the increase in our dividend rate from $0.62 per share during the six months ended March 31, 2005 to $0.63 per share during the six months ended March 31, 2006 combined with new share issuances under our various plans.

•	During the six months ended March 31, 2006 we issued 0.5 million shares of common stock which generated net proceeds of $12.1 million. The following table summarizes the issuances for the six months ended March 31, 2006 and 2005.

	Six Months Ended
	March 31
	2006	2005

Shares issued:
Retirement Savings Plan	224,881	242,810
Direct Stock Purchase Plan	206,762	240,910
Outside Directors Stock-for-Fee Plan	1,268	1,242
Long-Term Incentive Plan	104,585	492,801
Long-Term Stock Plan for Mid-States Division	300	—
Public Offering	—	16,100,000

Total shares issued	537,796	17,077,763

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

Credit Facilities

We maintain both committed and uncommitted credit facilities. Borrowings under our uncommitted credit facilities are made on a when-and-as-needed basis at the discretion of the banks. Our credit capacity and the amount of unused borrowing capacity are affected by the seasonal nature of the natural gas business and our short-term borrowing requirements, which are typically highest during colder winter months. Our working capital needs can vary significantly due to changes in the price of natural gas charged by suppliers and the increased gas supplies required to meet customers’ needs during periods of cold weather. Our cash needs for working capital have increased substantially as a result of the significant increase in the price of natural gas.

In October 2005, our $600 million 364-day committed credit facility expired and was replaced with a new $600 million three-year revolving credit facility that became effective October 18, 2005. In addition, on November 10, 2005, we entered into a new $300 million 364-day revolving credit facility with substantially the same terms as our $600 million credit facility.

On November 28, 2005, AEM amended its uncommitted demand working capital credit facility to increase the amount of credit available from $250 million to a maximum of $580 million. On March 31, 2006, AEM amended and extended this uncommitted demand working capital credit facility to March 31, 2007. At March 31, 2006, there were no borrowings outstanding under this facility.

On April 1, 2006, our $18 million committed unsecured credit facility was renewed for one year with no material changes to its terms and pricing. There were no borrowings outstanding under this facility at March 31, 2006.

As of March 31, 2006, the amount available to us under our credit facilities, net of outstanding letters of credit, was $850.2 million. We believe these credit facilities, combined with our operating cash flows will be sufficient to fund our increased working capital needs. These facilities are described in further detail in Note 4 to the condensed consolidated financial statements.

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

Our debt is rated by three rating agencies: Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings, Ltd. (Fitch). Our current debt ratings are all considered investment grade and are as follows:

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

Debt Covenants

We were in compliance with all of our debt covenants as of March 31, 2006. Our debt covenants are described in Note 4 to the condensed consolidated financial statements.

Contractual Obligations and Commercial Commitments

Significant commercial commitments are described in Note 8. There were no significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2006.

Risk Management Activities

We conduct risk management activities through both our utility and natural gas marketing segments. In our utility segment, we use a combination of storage, fixed physical contracts and fixed financial contracts to reduce our exposure to unusually large winter-period gas price increases. In our natural gas marketing segment, we manage our exposure to the risk of natural gas price changes and lock in our gross profit margin through a combination of storage and financial derivatives, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. To the extent our inventory cost and actual sales and actual purchases do not correlate with the changes in the market indices we use in our hedges, we could experience ineffectiveness or the hedges may no longer meet the accounting requirements for hedge accounting, resulting in the derivatives being treated as mark to market instruments through earnings.

We record our derivatives as a component of risk management assets and liabilities, which are classified as current or noncurrent based upon the anticipated settlement date of the underlying derivative. Substantially all of our derivative financial instruments are valued using external market quotes and indices. The following tables show the components of the change in the fair value of our utility and natural gas marketing commodity derivative contracts for the three and six months ended March 31, 2006 and 2005:

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
		Natural Gas		Natural Gas
	Utility	Marketing	Utility	Marketing
	(In thousands)

Fair value of contracts at beginning of period	$38,273	$(59,368)	$(9,412)	$5,214
Contracts realized/settled	(3,057)	50,691	(6,276)	(4,907)
Fair value of new contracts	(2,659)	—	(173)	—
Other changes in value	(20,205)	5,263	40,228	(6,203)

Fair value of contracts at end of period	$12,352	$(3,414)	$24,367	$(5,896)

	Six Months Ended		Six Months Ended
	March 31, 2006		March 31, 2005
		Natural Gas		Natural Gas
	Utility	Marketing	Utility	Marketing
	(In thousands)

Fair value of contracts at beginning of period	$93,310	$(61,898)	$(8,612)	$13,018
Contracts realized/settled	26,898	23,022	(45,397)	(16,534)
Fair value of new contracts	(4,760)	—	(2,854)	—
Other changes in value	(103,096)	35,462	81,230	(2,380)

Fair value of contracts at end of period	$12,352	$(3,414)	$24,367	$(5,896)

The fair value of our utility and natural gas marketing derivative contracts at March 31, 2006, is segregated below by time period and fair value source:

	Fair Value of Contracts at March 31, 2006
	Maturity in Years
				Greater	Total Fair
Source of Fair Value	Less than 1	1-3	4-5	than 5	Value
	(In thousands)

Prices actively quoted	$6,607	$(1,396)	$—	$—	$5,211
Prices provided by other external sources	4,492	(196)	—	—	4,296
Prices based on models and other valuation methods	(300)	(269)	—	—	(569)

Total Fair Value	$10,799	$(1,861)	$—	$—	$8,938

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

Natural gas inventory is marked to market at the end of each month with changes in fair value recognized as unrealized gains and losses in the period of change. Effective October 1, 2005, the Company changed its mark to market measurement from Inside FERC to Gas Daily to better reflect the prices of our physical commodity. This change had no material impact to the Company on the date of adoption. Derivatives associated with our natural gas inventory, which are designated as fair value hedges, are marked to market each month based upon the NYMEX price with changes in fair value recognized as unrealized gains and losses in the period of change. The changes in the difference between the indices used to mark to market our physical inventory (Gas Daily) and the related fair-value hedge (NYMEX) is reported as a component of revenue and can result in volatility in our reported net income. Over time, gains and losses on the sale of storage gas inventory will be offset by gains and losses on the fair-value hedges; therefore, the economic gross profit AEM captured in the original transaction remains essentially unchanged.

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

As of March 31, 2006, based upon AEM’s derivatives position and inventory withdrawal schedule, the forecasted gross profit margin was approximately $30.8 million. Approximately $35.8 million of net unrealized losses were recorded in the financial statements as of March 31, 2006. Therefore, the projected increase in future gross profit margin is approximately $66.6 million.

The forecasted gross profit margin calculation is based upon planned injection and withdrawal schedules, and the realization of the forecasted gross profit margin is contingent upon the execution of this plan, weather and other execution factors. Since AEM actively manages and optimizes its portfolio to enhance the future profitability of its storage position, it may change its scheduled injection and withdrawal plans from one time period to another based on market conditions. Therefore, we cannot assure that the forecasted gross profit margin or the projected increase in future gross profit margin calculated as of March 31, 2006 will be fully realized in the future or in what time period. Further, if we experience operational or other issues which limit our ability to optimally manage our stored gas positions, permanent impacts on earnings may result.

Pension and Postretirement Benefits Obligations

For the six months ended March 31, 2006 and 2005 our total net periodic pension and other benefits cost was $25 million and $18.2 million. All of these costs are recoverable through our gas utility rates; however, a portion of these costs is capitalized into our utility rate base. The remaining costs are recorded as a component of operation and maintenance expense.

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

During the six months ended March 31, 2006, we did not make a voluntary contribution to our pension plans. However, we contributed $5.3 million to our other postretirement plans and we expect to contribute a total of approximately $12 million to these plans during fiscal 2006.

OPERATING STATISTICS AND OTHER INFORMATION

The following tables present certain operating statistics for our utility, natural gas marketing, pipeline and storage and other nonutility segments for the three and six-month periods ended March 31, 2006 and 2005.

Utility Sales and Statistical Data

	Three Months Ended		Six Months Ended
	March 31		March 31
	2006	2005	2006	2005

METERS IN SERVICE, end of period
Residential	2,929,613	2,884,807	2,929,613	2,884,807
Commercial	278,657	279,194	278,657	279,194
Industrial	3,070	2,789	3,070	2,789
Agricultural	9,152	10,070	9,152	10,070
Public-authority and other	8,216	8,752	8,216	8,752

Total meters	3,228,708	3,185,612	3,228,708	3,185,612

INVENTORY STORAGE BALANCE — Bcf	38.8	35.1	38.8	35.1
HEATING DEGREE DAYS(1)
Actual (weighted average)	1,330	1,422	2,387	2,415
Percent of normal	84%	90%	88%	89%
UTILITY SALES VOLUMES — MMcf(2)
Gas sales volumes
Residential	65,869	78,477	119,578	129,246
Commercial	33,833	37,048	62,972	64,911
Industrial	8,054	9,648	17,063	17,891
Agricultural	316	60	356	126
Public authority and other	3,649	2,962	6,940	6,978

Total gas sales volumes	111,721	128,195	206,909	219,152
Utility transportation volumes	32,838	33,845	64,594	63,586

Total utility throughput	144,559	162,040	271,503	282,738

UTILITY OPERATING REVENUES (000’s)(2)
Gas sales revenues
Residential	$884,126	$780,890	$1,667,472	$1,304,033
Commercial	408,153	325,305	832,491	590,297
Industrial	77,386	69,422	205,857	135,922
Agricultural	2,850	587	3,636	1,262
Public-authority and other	43,240	29,742	87,211	62,172

Total utility gas sales revenues	1,415,755	1,205,946	2,796,667	2,093,686
Transportation revenues	19,192	17,312	35,059	33,744
Other gas revenues	12,673	12,119	20,904	21,628

Total utility operating revenues	$1,447,620	$1,235,377	$2,852,630	$2,149,058

Utility average transportation revenue per Mcf	$0.58	$0.51	$0.54	$0.53
Utility average cost of gas per Mcf sold	$10.13	$7.12	$10.91	$7.16

See footnotes following these tables.

Natural Gas Marketing, Pipeline and Storage and Other Nonutility Operations Sales and Statistical Data

			Six Months Ended
	Three Months Ended March 31		March 31
	2006	2005	2006	2005

CUSTOMERS, end of period
Industrial	665	632	665	632
Municipal	70	78	70	78
Other	412	474	412	474

Total	1,147	1,184	1,147	1,184

INVENTORY STORAGE BALANCE — Bcf
Natural gas marketing	23.2	11.4	23.2	11.4
Pipeline and storage	2.1	2.7	2.1	2.7

Total	25.3	14.1	25.3	14.1

NATURAL GAS MARKETING SALES VOLUMES — MMcf(2)	82,384	74,834	170,206	140,972
PIPELINE TRANSPORTATION VOLUMES — MMcf(2)	150,925	158,923	297,879	288,917
OPERATING REVENUES (000’s)(2)
Natural gas marketing	$818,629	$512,891	$1,920,474	$1,006,692
Pipeline and storage	45,483	45,546	85,195	89,236
Other nonutility	1,595	1,278	3,087	2,637

Total operating revenues	$865,707	$559,715	$2,008,756	$1,098,565

Notes to preceding tables:

(1)	A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to compare relative temperatures between one geographic area and another. Normal degree days are based on 30-year average National Weather Service data for selected locations. Degree day information for the three and six-month periods ended March 31, 2006 and 2005 is adjusted for the Kentucky Division, the Mississippi Division and certain service areas included within the Colorado-Kansas Division, the Mid-States Division and the West Texas Division, which have weather-normalized operations.

(2)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

Recent Ratemaking Activity

Our ratemaking activities during fiscal 2006 are described in the following discussion. The amounts described below represent the gross revenues that were requested or received in the rate filing, which may not necessarily reflect the increase in operating income obtained, as certain operating costs may have increased as a result of a commission’s final ruling.

Atmos Pipeline-Texas.  In September 2005, Atmos Pipeline-Texas made a filing under Texas’ Gas Reliability Infrastructure Program (GRIP) to include in rate base approximately $10.6 million of pipeline capital expenditures incurred during calendar year 2004 which should result in additional revenues of approximately $1.9 million. The Railroad Commission of Texas (RRC) approved this filing in December 2005 and these new charges were included in the monthly customer charge beginning in January 2006.

In April 2006, Atmos Pipeline-Texas made a GRIP filing to include in rate base approximately $22.1 million of capital expenditures incurred during calendar year 2005, which should result in additional annual revenues of approximately $3.4 million.

Atmos Energy Colorado/Kansas Division.  In December 2005, Atmos filed its second annual ad valorem tax surcharge for $1.6 million. The surcharge is designed to collect Kansas property taxes in excess of the amount included in Atmos’ most recent general rate case. We began to bill this surcharge in January 2006.

Atmos Energy Kentucky Division.  In February 2005, the Attorney General of the State of Kentucky filed a complaint at the Kentucky Public Service Commission (KPSC) alleging that our present rates are producing revenues in excess of reasonable levels. We answered the complaint and filed a Motion to Dismiss with the KPSC. On February 2, 2006, the KPSC issued an Order denying our Motion to Dismiss and on March 3, 2006 set a procedural schedule for the case. The Attorney General is currently conducting discovery. A hearing should be scheduled for early 2007. We believe that the Attorney General will not be able to demonstrate that our present rates are in excess of reasonable levels.

Atmos Energy Louisiana Division.  During the second quarter of fiscal 2005, the Louisiana Division implemented a rate increase in its LGS service area. This increase resulted from our Rate Stabilization Clause (RSC) filing in 2004 and is subject to refund, pending the final resolution of that filing. As the rate increase is subject to refund, we have not recognized the effects of this increase in our results of operations during the first six months of fiscal 2006. As of March 31, 2006, the total amount of the deferred rate increase subject to final approval is approximately $6 million.

In September 2005, the Louisiana Public Service Commission (LPSC) consolidated several then-existing dockets. These dockets included a separate proceeding for the renewal of the RSC for each of the LGS and TransLa Gas service areas; resolution of the outstanding 2003 RSC filing for the LGS service area; and our request for approval of a decoupling mechanism to stabilize margins in both the LGS and TransLa Service areas. The Company and the LPSC Staff have been engaged in negotiations and have reached an agreement resolving all of the issues in the consolidated docket. A stipulation was filed with the LPSC in May 2006. The settlement provides for, among other things, a modified Weather Normalization Adjustment which provides for partial decoupling, renewal of the RSC for both the LGS and TransLa service areas with provisions that will reduce regulatory lag and a refund to customers of approximately $0.4 million for the LGS service areas. The LPSC should consider the settlement in late May 2006.

Atmos Energy Mid-States Division.  During the third quarter of fiscal 2005, Atmos filed a rate case in its Georgia service area seeking a rate increase of $4 million. In December 2005, the Georgia Public Service Commission (GPSC) approved a $0.4 million increase. In January 2006, we filed an appeal of the GPSC’s decision in the Superior Court of Fulton County. We are currently awaiting a procedural schedule from the Court to hear the appeal.

On April 7, 2006, Atmos filed a rate case in its Missouri service area seeking a rate increase of $3.4 million. We are currently answering data requests from the Missouri staff.

In March 2006, we received notification from the Tennessee Regulatory Authority (TRA) that it disagreed with the way we calculated amounts under its performance-based rate mechanism, which resulted in a $3.3 million charge during the second quarter of fiscal 2006. We believe the original calculations were correct, and we will appeal the TRA’s decision.

In November 2005, we received a notice from the TRA that it was opening an investigation into allegations by the Consumer Advocate Division of the Tennessee Attorney General’s Office that we are overcharging customers in parts of Tennessee by approximately $10 million per year. We have responded to numerous data requests from the TRA Staff. On April 24, 2006, the TRA Staff filed a Report and Recommendation in which it recommended that the TRA convene a contested case procedure for the purpose of establishing a fair and reasonable return. The TRA is scheduled to consider the Staff’s recommendation on May 15, 2006. We believe that we are not overcharging our customers, and we intend to participate fully in the investigation.

Atmos Energy Mid-Tex Division.  In September 2005, the Mid-Tex Division made a GRIP filing to include in rate base approximately $29.4 million of distribution capital expenditures incurred during calendar year 2004, which should result in additional revenues of approximately $6.7 million. The RRC approved this filing in January 2006, and these new charges were included in the monthly customer charge beginning in February 2006.

In March 2006, the Mid-Tex Division made a GRIP filing to include in rate base approximately $63.6 million of distribution capital expenditures incurred during calendar year 2005, which should result in additional annual revenues of approximately $12.1 million. This filing has a proposed implementation date of May 30, 2006.

On September 1, 2005, the Mid-Tex Division filed its annual gas cost reconciliation with the RRC. The filing reflects approximately $14 million in refunds of amounts that were overcollected from customers between July 1, 2004 and June 30, 2005. The Mid-Tex Division refunded substantially all of the overcollected amounts to customers between December 2005 and March 2006 to help offset higher gas costs for residential, commercial and industrial customers. Refunds are expected to be finalized in April 2006.

In August 2005, we received a “show cause” order from the City of Dallas, which requires us to provide information that demonstrates good cause for showing that our existing distribution rates charged to customers in the City of Dallas should not be reduced. In addition, during the first quarter of fiscal 2006, approximately 80 other cities in the Mid-Tex Division passed resolutions requesting that we “show cause” why existing distribution rates are just and reasonable and required a filing by us on a system-wide basis. We filed our response to these orders during the first quarter of fiscal 2006. Discovery has been conducted by the City of Dallas and the other cities. The 80 cities that acted in the first quarter of fiscal year 2006 have begun adopting resolutions requiring a reduction in the Mid-Tex Division’s residential and commercial rates. We will be appealing these city actions to the RRC where we believe that we will be able to demonstrate that our rates are just and reasonable.

In September 2004, the Mid-Tex Division filed its 36-Month Gas Contract Review with the RRC. This proceeding involves a prudency review of gas purchases totaling $2.2 billion made by the Mid-Tex Division from November 1, 2000 through October 31, 2003. A hearing on this matter was held before the RRC in June 2005. Briefs have been exchanged, and we are currently waiting for a decision from the RRC.

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

Atmos Energy West Texas Division.  In September 2005, Atmos made a GRIP filing to include in rate base approximately $22.6 million of distribution capital costs incurred during calendar year 2004, which should result in additional annual revenues of approximately $3.8 million. The filings were approved for all jurisdictions except for the inside city limits customers in the West Texas service area, who rejected the filings. We filed an appeal of such matters with the RRC, which appeal was granted by the RRC in March 2006. New charges for the approved filings will be included in the monthly customer charge beginning May 1, 2006.

In January 2006, the Lubbock, Texas City Council passed a resolution requiring Atmos to submit copies of all documentation necessary for the city to review the rates of Atmos’ West Texas Division to ensure they are just and reasonable. The requested information was provided to the city on February 28, 2006. We believe that we will be able to ultimately demonstrate to the City of Lubbock that our rates are just and reasonable.

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

For our utility segment, we use a sensitivity analysis to estimate commodity price risk. For purposes of this analysis, we estimate commodity price risk by applying a hypothetical 10 percent increase in the portion of our gas cost related to fixed-price nonregulated sales. Based on projected nonregulated gas sales for the remainder of fiscal 2006, a hypothetical 10 percent increase in fixed prices, based upon the March 31, 2006 three-month market strip, would increase our purchased gas cost by approximately $2.8 million for the remainder of fiscal 2006.

Natural gas marketing and pipeline and storage segments

Our natural gas marketing segment is also exposed to risks associated with changes in the market price of natural gas. For our natural gas marketing segment, we use a sensitivity analysis to estimate commodity price risk. For purposes of this analysis, we estimate commodity price risk by applying a $0.50 change in the forward NYMEX price to our net open position (including existing storage and related financial contracts) at the end of each period. Based on AEH’s net open position (including existing storage and related financial contracts) at March 31, 2006 of 0.3 Bcf, a $0.50 change in the forward NYMEX price would have had less than a $0.1 million impact on our consolidated net income.

However, changes in the difference between the indices used to mark to market our net physical inventory (Gas Daily) and the related fair-value hedge (NYMEX) can result in volatility in our reported net income; but, over time, gains and losses on the sale of storage gas inventory will be offset by gains and losses on the fair-value hedges. Based upon our net physical position at March 31, 2006 and assuming our hedges would still qualify as highly effective, a $0.50 change in the difference between the Gas Daily and NYMEX indices could impact our reported net income by approximately $7.8 million.

Interest Rate Risk

Our earnings are exposed to changes in short-term interest rates associated with our short-term commercial paper program and other short-term borrowings. We use a sensitivity analysis to estimate our short-term interest rate risk. For purposes of this analysis, we estimate our short-term interest rate risk as the difference between our actual interest expense for the period and estimated interest expense for the period assuming a hypothetical average one percent increase in the interest rates associated with our short-term borrowings. Had interest rates associated with our short-term borrowings increased by an average of one percent, our interest expense would have increased by approximately $4 million during the six months ended March 31, 2006.

We also assess market risk for our fixed and floating rate long-term obligations. We estimate market risk for our long-term obligations as the potential increase in fair value resulting from a hypothetical one percent decrease in interest rates associated with these debt instruments. Fair value is estimated using a discounted cash flow analysis. Assuming this one percent hypothetical decrease, the fair value of our long-term obligations would have increased by approximately $134.8 million.

As of March 31, 2006 we were not engaged in other activities that would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates or market commodity prices.

Item 4.	Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed in this quarterly report is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In addition, there were no changes during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the six months ended March 31, 2006, there were no material changes in the status of the litigation and environmental-related matters that were disclosed in Note 13 to our annual report on Form 10-K for the year ended September 30, 2005. We continue to believe that the final outcome of such litigation and environmental-related matters or claims will not have a material adverse effect on our financial condition, results of operations or net cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Atmos Energy Corporation on February 8, 2006, 68,617,301 votes were cast as follows:

	Votes	Votes
	For	Withheld

Class II Directors:
Richard W. Cardin	67,005,089	1,612,212
Thomas C. Meredith	66,612,547	2,004,754
Nancy K. Quinn	66,634,678	1,982,623
Stephen R. Springer	67,283,213	1,334,088
Richard Ware II	64,904,567	3,712,734

The other directors will continue to serve until the expiration of their terms. The term of the Class I directors, Travis W. Bain II, Dan Busbee, Richard K. Gordon and Gene C. Koonce, will expire in 2008. The term of the Class II directors, Richard W. Cardin, Thomas C. Meredith, Nancy K. Quinn, Stephen R. Springer and Richard Ware II will expire in 2009. The term of the Class III directors, Robert W. Best, Thomas J. Garland, Phillip E. Nichol and Charles K. Vaughan, will expire in 2007.

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
(Duly authorized signatory)

Date: May 9, 2006

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