Form 10-Q
period 2006-12-31
ATMOS ENERGY CORP
filed 2007-02-07
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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

Large Accelerated Filer   ☑          Accelerated Filer ☐           Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐      No ☑

Number of shares outstanding of each of the issuer’s classes of common stock, as of January 31, 2007.

Class	Shares Outstanding

No Par Value	88,577,022

GLOSSARY OF KEY TERMS
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATMOS ENERGY CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
ATMOS ENERGY CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME
ATMOS ENERGY CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ATMOS ENERGY CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) December 31, 2006
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits
SIGNATURES
EXHIBITS INDEX
Computation of Ratio of Earnings to Fixed Charges
Letter Regarding Unaudited Interim Financial Information
Rule 13a-14(a)/15d-14(a) Certifications
Section 1350 Certifications

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AES	Atmos Energy Services, LLC
APS	Atmos Pipeline and Storage, LLC
Bcf	Billion cubic feet
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
Fitch	Fitch Ratings, Ltd.
GRIP	Gas Reliability Infrastructure Program
KPSC	Kentucky Public Service Commission
LGS	Louisiana Gas Service Company and LGS Natural Gas Company, which were acquired July 1, 2001
LPSC	Louisiana Public Service Commission
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
RRC	Railroad Commission of Texas
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
TRA	Tennessee Regulatory Authority
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2006
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Property, plant and equipment	$5,162,006	$5,101,308
Less accumulated depreciation and amortization	1,494,091	1,472,152

Net property, plant and equipment	3,667,915	3,629,156
Current assets
Cash and cash equivalents	94,406	75,815
Cash held on deposit in margin account	—	35,647
Accounts receivable, net	766,632	374,629
Gas stored underground	520,034	461,502
Other current assets	194,566	169,952

Total current assets	1,575,638	1,117,545
Goodwill and intangible assets	738,369	738,521
Deferred charges and other assets	234,473	234,325

	$6,216,395	$5,719,547

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share);
200,000,000 shares authorized; issued and outstanding:
December 31, 2006 — 88,504,847 shares; September 30, 2006 — 81,739,516 shares	$442	$409
Additional paid-in capital	1,670,487	1,467,240
Retained earnings	279,299	224,299
Accumulated other comprehensive loss	(29,771)	(43,850)

Shareholders’ equity	1,920,457	1,648,098
Long-term debt	1,878,733	2,180,362

Total capitalization	3,799,190	3,828,460
Current liabilities
Accounts payable and accrued liabilities	762,487	345,108
Other current liabilities	407,351	388,451
Short-term debt	154,471	382,416
Current maturities of long-term debt	303,209	3,186

Total current liabilities	1,627,518	1,119,161
Deferred income taxes	324,296	306,172
Regulatory cost of removal obligation	255,321	261,376
Deferred credits and other liabilities	210,070	204,378

	$6,216,395	$5,719,547

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31
	2006	2005
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Utility segment	$964,244	$1,405,010
Natural gas marketing segment	711,694	1,101,845
Pipeline and storage segment	49,852	39,712
Other nonutility segment	1,353	1,492
Intersegment eliminations	(124,510)	(264,239)

	1,602,633	2,283,820
Purchased gas cost
Utility segment	701,676	1,124,829
Natural gas marketing segment	648,560	1,075,526
Pipeline and storage segment	225	—
Other nonutility segment	—	—
Intersegment eliminations	(123,420)	(263,125)

	1,227,041	1,937,230

Gross profit	375,592	346,590
Operating expenses
Operation and maintenance	115,370	108,217
Depreciation and amortization	48,995	43,260
Taxes, other than income	40,067	45,416

Total operating expenses	204,432	196,893

Operating income	171,160	149,697
Miscellaneous income	1,579	448
Interest charges	39,532	36,189

Income before income taxes	133,207	113,956
Income tax expense	51,946	42,929

Net income	$81,261	$71,027

Basic net income per share	$0.98	$0.88

Diluted net income per share	$0.97	$0.88

Cash dividends per share	$0.320	$0.315

Weighted average shares outstanding:
Basic	82,726	80,259

Diluted	83,350	80,722

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31
	2006	2005
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$81,261	$71,027
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Charged to depreciation and amortization	48,995	43,260
Charged to other accounts	83	147
Deferred income taxes	13,869	20,448
Other	4,718	3,680
Net assets / liabilities from risk management activities	(34,857)	13,695
Net change in operating assets and liabilities	50,900	(347,626)

Net cash provided by (used in) operating activities	164,969	(195,369)
Cash Flows From Investing Activities
Capital expenditures	(86,986)	(102,465)
Other, net	(1,324)	(1,121)

Net cash used in investing activities	(88,310)	(103,586)
Cash Flows From Financing Activities
Net increase (decrease) in short-term debt	(227,945)	329,250
Repayment of long-term debt	(1,717)	(1,695)
Cash dividends paid	(26,261)	(25,429)
Issuance of common stock	5,594	6,164
Net proceeds from equity offering	192,261	—

Net cash provided by (used in) financing activities	(58,068)	308,290

Net increase in cash and cash equivalents	18,591	9,335
Cash and cash equivalents at beginning of period	75,815	40,116

Cash and cash equivalents at end of period	$94,406	$49,451

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2006

1.	Nature of Business

Atmos Energy Corporation (“Atmos” or “the Company”) and our subsidiaries are engaged primarily in the natural gas utility business as well as other natural gas nonutility businesses. Our natural gas utility business distributes natural gas through sales and transportation arrangements to approximately 3.2 million residential, commercial, public authority and industrial customers throughout our six regulated natural gas utility divisions, in the service areas described below:

Division	Service Area

Atmos Energy Colorado-Kansas Division	Colorado, Kansas, Missouri(2)
Atmos Energy Kentucky/Mid-States Division(1)	Georgia(2), Illinois(2), Iowa(2), Kentucky, Missouri(2), Tennessee, Virginia(2)
Atmos Energy Louisiana Division	Louisiana
Atmos Energy Mid-Tex Division	Texas, including the Dallas/Fort Worth Metroplex
Atmos Energy Mississippi Division	Mississippi
Atmos Energy West Texas Division	West Texas

(1)	Effective October 1, 2006, the Kentucky and Mid-States Divisions were combined.

(2)	Denotes locations where we have more limited service areas.

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

Our natural gas marketing operations are managed by Atmos Energy Marketing, LLC (AEM), which is wholly-owned by AEH. AEM provides a variety of natural gas management services to municipalities, natural gas utility systems and industrial natural gas customers, primarily in the southeastern and midwestern states and to our Louisiana and Kentucky/Mid-States utility divisions. These services consist primarily of furnishing natural gas supplies at fixed and market-based prices, contract negotiation and administration, load forecasting, gas storage acquisition and management services, transportation services, peaking sales and balancing services, capacity utilization strategies and gas price hedging through the use of derivative instruments.

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

Our other nonutility businesses consist primarily of the operations of Atmos Energy Services, LLC (AES) and Atmos Power Systems, Inc., which are each wholly-owned by AEH. Through AES, we have provided natural gas management services to our utility operations, other than the Mid-Tex Division. These services included aggregating and purchasing gas supply, arranging transportation and storage logistics and ultimately delivering the gas to

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our utility service areas at competitive prices. The revenues of AES represent charges to our utility divisions equal to the costs incurred to provide those services. Effective January 1, 2007, our shared services division began providing these services to our utility operations, which were formerly provided by AES. Through Atmos Power Systems, Inc., we have constructed electric peaking power-generating plants and associated facilities and lease these plants through sales-type lease agreements.

2.	Unaudited Interim Financial Information

In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Because of seasonal and other factors, the results of operations for the three-month period ended December 31, 2006 are not indicative of expected results of operations for the full 2007 fiscal year, which ends September 30, 2007.

Significant accounting policies

Our accounting policies are described in Note 2 to our Annual Report on Form 10-K for the year ended September 30, 2006. There were no significant changes to those accounting policies during the three months ended December 31, 2006.

Regulatory assets and liabilities

We record certain costs as regulatory assets in accordance with Statement of Financial Accounting Standards (SFAS) 71, Accounting for the Effects of Certain Types of Regulation, when future recovery through customer rates is considered probable. Regulatory liabilities are recorded when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. Substantially all of our regulatory assets are recorded as a component of deferred charges and other assets and substantially all of our regulatory liabilities are recorded as a component of deferred credits and other liabilities. Deferred gas costs are recorded either in other current assets or liabilities and the regulatory cost of removal obligation is separately reported.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant regulatory assets and liabilities as of December 31, 2006 and September 30, 2006 included the following:

	December 31,	September 30,
	2006	2006
	(In thousands)

Regulatory assets:
Merger and integration costs, net	$8,541	$8,644
Deferred gas cost	86,024	44,992
Environmental costs	1,234	1,234
Rate case costs	11,318	10,579
Deferred franchise fees	1,004	1,311
Other	8,065	9,055

	$116,186	$75,815

Regulatory liabilities:
Deferred gas cost	$15,498	$68,959
Regulatory cost of removal obligation	276,300	276,490
Deferred income taxes, net	235	235
Other	10,320	10,825

	$302,353	$356,509

Currently, our authorized rates do not include a return on certain of our merger and integration costs; however, we recover the amortization of these costs. Merger and integration costs, net, are generally amortized on a straight-line basis over estimated useful lives ranging up to 20 years. Environmental costs have been deferred to be included in future rate filings in accordance with rulings received from various state regulatory commissions.

Comprehensive income

The following table presents the components of comprehensive income, net of related tax, for the three-month periods ended December 31, 2006 and 2005:

	Three Months Ended
	December 31
	2006	2005
	(In thousands)

Net income	$81,261	$71,027
Unrealized holding gains on investments, net of tax expense of $883 and $248	1,441	405
Amortization of interest rate hedging transactions, net of tax expense of $528 and $528	860	860
Net unrealized gains (losses) on commodity hedging transactions, net of tax expense (benefit) of $7,219 and $(14,749)	11,778	(24,063)

Comprehensive income	$95,340	$48,229

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive loss, net of tax, as of December 31, 2006 and September 30, 2006 consisted of the following unrealized gains (losses):

	December 31,	September 30,
	2006	2006
	(In thousands)

Accumulated other comprehensive loss:
Unrealized holding gains on investments	$3,007	$1,566
Treasury lock agreements	(19,680)	(20,540)
Cash flow hedges	(13,098)	(24,876)

	$(29,771)	$(43,850)

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). The new standard makes a significant change to the existing rules by requiring recognition in the balance sheet of the overfunded or underfunded positions of defined benefit pension and other postretirement plans, along with a corresponding noncash, after-tax adjustment to stockholders’ equity. Additionally, this standard requires that the measurement date must correspond to the fiscal year end balance sheet date. This standard does not change how net periodic pension and postretirement cost or the projected benefit obligation is determined. The balance sheet recognition guidance of this standard will be effective as of September 30, 2007 and the measurement date provisions of this guidance can be adopted as late as fiscal 2008 for our company.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties, accounting for income taxes in interim periods and income tax disclosures. We will be required to apply the provisions of FIN 48 beginning October 1, 2007. We are currently evaluating the impact this standard may have on our financial position, results of operations and cash flows.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the fair values of our risk management assets and liabilities by segment at December 31, 2006 and September 30, 2006:

		Natural Gas
	Utility	Marketing	Total
	(In thousands)

December 31, 2006:
Assets from risk management activities, current	$241	$68,170	$68,411
Assets from risk management activities, noncurrent	—	8,344	8,344
Liabilities from risk management activities, current	(33,556)	(1,274)	(34,830)
Liabilities from risk management activities, noncurrent	—	(277)	(277)

Net assets (liabilities)	$(33,315)	$74,963	$41,648

September 30, 2006:
Assets from risk management activities, current	$—	$12,553	$12,553
Assets from risk management activities, noncurrent	—	6,186	6,186
Liabilities from risk management activities, current	(27,209)	(3,460)	(30,669)
Liabilities from risk management activities, noncurrent	—	(276)	(276)

Net assets (liabilities)	$(27,209)	$15,003	$(12,206)

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

For the three-month period ended December 31, 2006, the change in the deferred hedging position in accumulated other comprehensive loss was attributable to decreases in future commodity prices relative to the commodity prices stipulated in the derivative contracts, and the recognition for the three months ended December 31, 2006 of $21.0 million in net deferred hedging losses in net income when the derivative contracts matured according to their terms. The net deferred hedging loss associated with open cash flow hedges remains subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. The majority of the deferred hedging balance as of December 31, 2006 is expected to be recognized in net income in fiscal 2007 along with the corresponding hedged purchases and sales of natural gas. The remainder of the deferred hedging balance is expected to be recognized in net income in fiscal 2008 and beyond.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our hedge ineffectiveness primarily results from differences in the location and timing of the derivative hedging instrument and the hedged item and could materially affect our results as ineffectiveness is recognized in the income statement. Fair value and cash flow hedge ineffectiveness arising from natural gas market price differences between the locations of the hedged inventory and the delivery location specified in the hedge instruments is referred to as basis ineffectiveness. Fair value hedge ineffectiveness arising from the timing of the settlement of physical contracts and the settlement of the related fair value hedge is referred to as timing ineffectiveness. Gains and losses arising from basis and timing ineffectiveness for the three months ended December 31, 2006 and 2005 is as follows:

	Three Months Ended
	December 31
	2006	2005
	(In thousands)

Basis ineffectiveness:
Fair value basis ineffectiveness	$(646)	$8,114
Cash flow basis ineffectiveness	124	982

Total basis ineffectiveness	(522)	9,096
Timing ineffectiveness:
Fair value timing ineffectiveness	(1,284)	(439)

Total hedge ineffectiveness	$(1,806)	$8,657

Under our risk management policies, we seek to match our financial derivative positions to our physical storage positions as well as our expected current and future sales and purchase obligations to maintain no open positions at the end of each trading day. The determination of our net open position as of any day, however, requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. We may also be affected by intraday fluctuations of gas prices, since the price of natural gas purchased or sold for future delivery earlier in the day may not be hedged until later in the day. At times, limited net open positions related to our existing and anticipated commitments may occur. At the close of business on December 31, 2006, AEH had a net open position (including existing storage) of less than 0.1 Bcf.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Debt

Long-term debt

Long-term debt at December 31, 2006 and September 30, 2006 consisted of the following:

	December 31,	September 30,
	2006	2006
	(In thousands)

Unsecured floating rate Senior Notes, due October 2007	$300,000	$300,000
Unsecured 4.00% Senior Notes, due 2009	400,000	400,000
Unsecured 7.375% Senior Notes, due 2011	350,000	350,000
Unsecured 10% Notes, due 2011	2,303	2,303
Unsecured 5.125% Senior Notes, due 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	500,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Medium term notes
Series A, 1995-2, 6.27%, due 2010	10,000	10,000
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
First Mortgage Bonds
Series P, 10.43% due 2013	7,500	8,750
Other term notes due in installments through 2013	5,358	5,825

Total long-term debt	2,185,161	2,186,878
Less:
Original issue discount on unsecured senior notes and debentures	(3,219)	(3,330)
Current maturities	(303,209)	(3,186)

	$1,878,733	$2,180,362

Our unsecured floating rate debt bears interest at a rate equal to the three-month LIBOR rate plus 0.375 percent per year. At December 31, 2006, the interest rate on our floating rate debt was 5.749 percent.

Short-term debt

At December 31, 2006 and September 30, 2006, there was $154.5 million and $382.4 million outstanding under our commercial paper program and bank credit facilities.

Shelf Registration

On December 4, 2006, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $900 million in new common stock and/or debt securities available for issuance, including approximately $401.5 million of capacity carried over from our prior shelf registration statement filed with the SEC in August 2004. As discussed in Note 5, in December 2006, we sold 6.3 million shares of common stock under the new registration statement, the net proceeds of which were used to reduce short-term debt. As of December 31, 2006, we have approximately $701 million of availability remaining under the registration statement.

Credit facilities

We maintain both committed and uncommitted credit facilities. Borrowings under our uncommitted credit facilities are made on a when-and-as-needed basis at the discretion of the banks. Our credit capacity and the amount

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of unused borrowing capacity are affected by the seasonal nature of the natural gas business and our short-term borrowing requirements, which are typically highest during colder winter months. Our working capital needs can vary significantly due to changes in the price of natural gas and the increased gas supplies required to meet customers’ needs during periods of cold weather.

Committed credit facilities

As of December 31, 2006, we had three short-term committed revolving credit facilities totaling $918 million. The first facility is a five-year unsecured facility for $600 million that we entered into in December 2006. This credit facility replaced our $600 million three-year revolving credit facility entered into in October 2005. The new facility, expiring December 2011, bears interest at a base rate or at the LIBOR rate plus from 0.30 percent to 0.75 percent, based on the Company’s credit ratings, and serves as a backup liquidity facility for our $600 million commercial paper program. At December 31, 2006, there was $154.5 million outstanding under our commercial paper program.

We have a second unsecured facility in place which is a 364-day facility expiring November 2007, for $300 million that bears interest at a base rate or at the LIBOR rate plus from 0.30 percent to 0.75 percent, based on the Company’s credit ratings. At December 31, 2006, there were no borrowings under this facility.

We have a third unsecured facility in place for $18 million that bears interest at the Federal Funds rate plus 0.5 percent. This facility expires in March 2007. At December 31, 2006, there were no borrowings under this facility.

The availability of funds under our credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in both our $600 million five-year credit facility and $300 million 364-day credit facility to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At December 31, 2006, our total-debt-to-total-capitalization ratio, as defined, was 58 percent. In addition, the fees that we pay on unused amounts under both the $600 million and $300 million credit facilities are subject to adjustment depending upon our credit ratings.

Uncommitted credit facilities

AEM has a $580 million uncommitted demand working capital credit facility that expires in March 2007. Borrowings under the credit facility can be made either as revolving loans or offshore rate loans. Revolving loan borrowings will bear interest at a floating rate equal to a base rate (defined as the higher of 0.50 percent per annum above the Federal Funds rate or the lender’s prime rate) plus 0.25 percent. Offshore rate loan borrowings will bear interest at a floating rate equal to a base rate based upon LIBOR plus an applicable margin, ranging from 1.25 percent to 1.625 percent per annum, depending on the excess tangible net worth of AEM, as defined in the credit facility. Borrowings drawn down under letters of credit issued by the banks will bear interest at a floating rate equal to the base rate, as defined above, plus an applicable margin, which will range from 1.00 percent to 1.875 percent per annum, depending on the excess tangible net worth of AEM and whether the letters of credit are swap-related standby letters of credit.

AEM is required by the financial covenants in the credit facility to maintain a maximum ratio of total liabilities to tangible net worth of 5 to 1, along with minimum levels of net working capital ranging from $20 million to $120 million. Additionally, AEM must maintain a minimum tangible net worth ranging from $21 million to $121 million, and must not have a maximum cumulative loss from March 30, 2005 exceeding $4 million to $23 million, depending on the total amount of borrowing elected from time to time by AEM. At December 31, 2006, AEM’s ratio of total liabilities to tangible net worth, as defined, was 1.61 to 1.

At December 31, 2006, there were no borrowings outstanding under this credit facility. However, at December 31, 2006, AEM letters of credit totaling $153.9 million had been issued under the facility, which

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduced the amount available by a corresponding amount. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility was $21.1 million at December 31, 2006. This line of credit is collateralized by substantially all of the assets of AEM and is guaranteed by AEH.

The Company also has an unsecured short-term uncommitted credit line of $25 million that is used for working-capital and letter-of-credit purposes. There were no borrowings under this uncommitted credit facility at December 31, 2006, but letters of credit reduced the amount available by $5.4 million. This uncommitted line is renewed or renegotiated at least annually with varying terms, and we pay no fee for the availability of the line. Borrowings under this line are made on a when-and-as-available basis at the discretion of the bank.

AEH, the parent company of AEM, has a $100 million intercompany uncommitted demand credit facility with the Company which bears interest at LIBOR plus 2.75 percent. State regulators have approved this facility through December 31, 2007 and have authorized an increase in the intercompany facility to $200 million. At December 31, 2006, there were no borrowings under this facility.

In addition, AEM has a $120 million intercompany uncommitted demand credit facility with AEH for its nonutility business which bears interest at LIBOR plus 2.75 percent. Any outstanding amounts under this facility are subordinated to AEM’s $580 million uncommitted demand credit facility described above. This facility is used to supplement AEM’s $580 million credit facility. At December 31, 2006, there were no borrowings under this facility.

Debt Covenants

We have other covenants in addition to those described above. Our Series P First Mortgage Bonds contain provisions that allow us to prepay the outstanding balance in whole at any time, after November 2007, subject to a prepayment premium. The First Mortgage Bonds provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after December 31, 1985 may not exceed the sum of accumulated net income for periods after December 31, 1985 plus $9 million. At December 31, 2006 approximately $258.3 million of retained earnings was unrestricted with respect to the payment of dividends.

We were in compliance with all of our debt covenants as of December 31, 2006. If we were unable to comply with our debt covenants, we could be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions. Our two public debt indentures relating to our senior notes and debentures, as well as our $600 million and $300 million revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. In addition, AEM’s credit agreement contains a cross-default provision whereby AEM would be in default if it defaults on other indebtedness, as defined, by at least $250 thousand in the aggregate. Additionally, this agreement contains a provision that would limit the amount of credit available if Atmos were downgraded below an S&P rating of BBB and a Moody’s rating of Baa2.

Except as described above, we have no triggering events in our debt instruments that are tied to changes in specified credit ratings or stock price, nor have we entered into any transactions that would require us to issue equity, based on our credit rating or other triggering events.

5.	Public Offering

On December 13, 2006, we completed the public offering of 6,325,000 shares of our common stock including the underwriters’ exercise of their overallotment option of 825,000 shares. The offering was priced at $31.50 and generated net proceeds of approximately $192 million. We used the net proceeds from this offering to reduce short-term debt.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share

Basic and diluted earnings per share for the three months ended December 31, 2006 and 2005 are calculated as follows:

	Three Months
	Ended
	December 31
	2006	2005
	(In thousands, except per share amounts)

Net income	$81,261	$71,027

Denominator for basic income per share — weighted average common shares	82,726	80,259
Effect of dilutive securities:
Restricted and other shares	453	365
Stock options	171	98

Denominator for diluted income per share — weighted average common shares	83,350	80,722

Income per share — basic	$0.98	$0.88

Income per share — diluted	$0.97	$0.88

There were no out-of-the-money options excluded from the computation of diluted earnings per share for the three months ended December 31, 2006 and 2005 as their exercise price was less than the average market price of the common stock during that period.

7.	Interim Pension and Other Postretirement Benefit Plan Information

The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three months ended December 31, 2006 and 2005 are presented in the following table. All of these costs are recoverable through our gas utility rates; however, a portion of these costs is capitalized into our utility rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended December 31
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
		(In thousands)

Components of net periodic pension cost:
Service cost	$4,018	$4,117	$2,807	$3,271
Interest cost	6,495	5,722	2,640	2,210
Expected return on assets	(6,089)	(6,400)	(597)	(547)
Amortization of transition asset	—	—	378	378
Amortization of prior service cost	45	16	8	90
Amortization of actuarial loss	2,434	3,299	—	320

Net periodic pension cost	$6,903	$6,754	$5,236	$5,722

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used to develop our net periodic pension cost for the three months ended December 31, 2006 and 2005 are as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Discount rate	6.30%	5.00%	6.30%	5.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.25%	8.50%	5.20%	5.30%

The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. However, additional voluntary contributions are made to satisfy regulatory requirements in certain of our jurisdictions. During the three months ended December 31, 2006, we contributed $2.8 million to our other postretirement plans, and we expect to contribute a total of approximately $11 million to these plans during fiscal 2007.

8.	Commitments and Contingencies

Litigation and Environmental Matters

With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 13 to our annual report on Form 10-K for the year ended September 30, 2006, there were no material changes in the status of such litigation and environmental-related matters or claims during the three months ended December 31, 2006. We continue to believe that the final outcome of such litigation and environmental-related matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

In addition, we are involved in other litigation and environmental-related matters or claims that arise in the ordinary course of our business. While the ultimate results of such litigation and response actions to such environmental-related matters or claims cannot be predicted with certainty, we believe the final outcome of such litigation and response actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

Purchase Commitments

AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At December 31, 2006, AEM was committed to purchase 89.5 Bcf within one year and 56.7 Bcf within one to three years under indexed contracts. AEM is committed to purchase 1.6 Bcf within one year and 0.1 Bcf within one to three years under fixed price contracts with prices ranging from $5.26 to $12.00. Purchases under these contracts totaled $420.4 million and $787.7 million for the three months ended December 31, 2006 and 2005.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market prices. The estimated fiscal year commitments under these contracts as of December 31, 2006 are as follows (in thousands):

2007	$332,401
2008	109,656
2009	9,588
2010	9,189
2011	8,589
Thereafter	19,418

$488,841

Regulatory Matters

In February 2005, the Attorney General of the State of Kentucky filed a complaint with the Kentucky Public Service Commission (KPSC) alleging that our rates were producing revenues in excess of reasonable levels. We answered the complaint and filed a Motion to Dismiss with the KPSC. In February 2006, the KPSC issued an Order denying our Motion to Dismiss but stated that the Attorney General had not met his burden of proof concerning his complaint. In November 2006, we requested dismissal of the case through our filing of a notice of intent to file a general rate case in December 2006. Upon receipt of the notice of intent, the KPSC suspended the procedural schedule until it issues a decision regarding the motion for dismissal. A hearing should be scheduled for early 2007. We believe that the Attorney General will not be able to demonstrate that our present rates are in excess of reasonable levels.

In December 2006, the Company filed a rate application for an increase in base rates of $10.4 million in Kentucky. Additionally, we proposed to implement a process to review our rates annually and to collect the bad debt portion of gas costs directly rather than through the base rate. A decision is expected in the case in July 2007.

During fiscal 2006, we received “show cause” resolutions from approximately 80 cities served by our Mid-Tex Division, including the City of Dallas, which require the Mid-Tex Division to demonstrate that the existing distribution rates are just and reasonable. In May 2006, the Mid-Tex Division filed a Statement of Intent with the Railroad Commission of Texas (RRC) which consolidated the “show cause” resolutions and seeks incremental annual revenues of approximately $60 million and several rate design changes including WNA, revenue stabilization and recovery of the gas cost component of bad debt expense. In exchange for an agreement to provide the intervening parties in the case an additional two months to prepare for the hearing, the Mid-Tex Division obtained an agreement and approval to implement WNA in its rates for the 2006-2007 winter season and to implement WNA in the final rates in this proceeding. The hearing was completed on November 17, 2006. The hearing examiners in the case issued their Proposal for Decision (PFD) on February 2, 2007, which contained their recommendations to the RRC. In the PFD, the examiners recommended a total annual decrease in the Mid-Tex Division’s rates of approximately $22.8 million, a customer refund of $2.6 million and a permanent weather normalization adjustment mechanism based on 10-year weather data. We are in the process of preparing our responses to the recommendations in the PFD. We continue to believe that the evidence presented in the case supports our request to increase rates in order to earn a fair rate of return. While the RRC is required by statute to issue its final decision by April 2, 2007, it could issue a final order sometime in March 2007. Any rate increase will be effective prospectively from the date of the final order; however, any rate decrease will be effective from May 31, 2006.

In January 2006, the Lubbock, Texas City Council passed a resolution requiring Atmos to submit copies of all documentation necessary for the city to review the rates of Atmos’ West Texas Division to ensure they are just and reasonable. Information was provided to the city in February 2006. We believe that we will be able to ultimately demonstrate to the City of Lubbock that our rates are just and reasonable.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2006, Atmos began receiving “show cause” ordinances from several of the cities in the West Texas Division. We made a filing in response to the ordinances in October 2006. We believe that we will be able to ultimately demonstrate to the West Texas cities that our rates are just and reasonable.

Other

In May 2006, we announced plans to form a joint venture and construct a natural gas gathering system in Eastern Kentucky, referred to as the Straight Creek Project. The Company is continuing to evaluate the scale and scope of the original project design, as well as the in-service date.

9.	Concentration of Credit Risk

Information regarding our concentration of credit risk is disclosed in Note 15 to our annual report on Form 10-K for the year ended September 30, 2006. During the three months ended December 31, 2006, there were no material changes in our concentration of credit risk.

10.	Segment Information

Atmos Energy Corporation and our subsidiaries are engaged primarily in the natural gas utility business as well as certain nonutility businesses. We distribute natural gas through sales and transportation arrangements to approximately 3.2 million residential, commercial, public authority and industrial customers throughout our six regulated utility divisions, which cover service areas located in 12 states. In addition, we transport natural gas for others through our distribution system.

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

Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. Although our utility segment operations are geographically dispersed, they are reported as a single segment as each utility division has similar economic characteristics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in our annual report on Form 10-K for the fiscal year ended September 30, 2006. We evaluate performance based on net income or loss of the respective operating units.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income statements for the three-month periods ended December 31, 2006 and 2005 by segment are presented in the following tables:

	Three Months Ended December 31, 2006
			Pipeline
		Natural Gas	and	Other
	Utility	Marketing	Storage	Nonutility	Eliminations	Consolidated
			(In thousands)

Operating revenues from external parties	$964,083	$611,369	$26,775	$406	$—	$1,602,633
Intersegment revenues	161	100,325	23,077	947	(124,510)	—

	964,244	711,694	49,852	1,353	(124,510)	1,602,633
Purchased gas cost	701,676	648,560	225	—	(123,420)	1,227,041

Gross profit	262,568	63,134	49,627	1,353	(1,090)	375,592
Operating expenses
Operation and maintenance	98,113	5,578	11,616	1,239	(1,176)	115,370
Depreciation and amortization	43,722	329	4,918	26	—	48,995
Taxes, other than income	37,622	249	2,127	69	—	40,067

Total operating expenses	179,457	6,156	18,661	1,334	(1,176)	204,432

Operating income	83,111	56,978	30,966	19	86	171,160
Miscellaneous income	1,780	1,716	776	453	(3,146)	1,579
Interest charges	32,473	1,027	8,421	671	(3,060)	39,532

Income (loss) before income taxes	52,418	57,667	23,321	(199)	—	133,207
Income tax expense (benefit)	20,584	22,720	8,721	(79)	—	51,946

Net income (loss)	$31,834	$34,947	$14,600	$(120)	$—	$81,261

Capital expenditures	$72,419	$338	$14,229	$—	$—	$86,986

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended December 31, 2005
		Natural Gas	Pipeline	Other
	Utility	Marketing	and Storage	Nonutility	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$1,404,806	$860,613	$17,881	$520	$—	$2,283,820
Intersegment revenues	204	241,232	21,831	972	(264,239)	—

	1,405,010	1,101,845	39,712	1,492	(264,239)	2,283,820
Purchased gas cost	1,124,829	1,075,526	—	—	(263,125)	1,937,230

Gross profit	280,181	26,319	39,712	1,492	(1,114)	346,590
Operating expenses
Operation and maintenance	92,766	4,352	10,998	1,265	(1,164)	108,217
Depreciation and amortization	38,264	470	4,502	24	—	43,260
Taxes, other than income	42,902	243	2,160	111	—	45,416

Total operating expenses	173,932	5,065	17,660	1,400	(1,164)	196,893

Operating income	106,249	21,254	22,052	92	50	149,697
Miscellaneous income	2,837	590	1,405	661	(5,045)	448
Interest charges	31,588	2,862	5,973	761	(4,995)	36,189

Income (loss) before income taxes	77,498	18,982	17,484	(8)	—	113,956
Income tax expense (benefit)	29,085	7,530	6,317	(3)	—	42,929

Net income (loss)	$48,413	$11,452	$11,167	$(5)	$—	$71,027

Capital expenditures	$72,415	$332	$29,718	$—	$—	$102,465

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at December 31, 2006 and September 30, 2006 by segment is presented in the following tables:

	December 31, 2006
		Natural	Pipeline
		Gas	and	Other
	Utility	Marketing	Storage	Nonutility	Eliminations	Consolidated
			(In thousands)

ASSETS
Property, plant and equipment, net	$3,112,635	$7,693	$546,329	$1,258	$—	$3,667,915
Investment in subsidiaries	342,347	(2,155)	—	—	(340,192)	—
Current assets
Cash and cash equivalents	20,825	66,626	—	6,955	—	94,406
Cash held on deposit in margin account	—	—	—	—	—	—
Assets from risk management activities	241	68,362	33,125	—	(33,317)	68,411
Other current assets	958,929	459,212	29,346	7,934	(42,600)	1,412,821
Intercompany receivables	590,431	—	—	13,431	(603,862)	—

Total current assets	1,570,426	594,200	62,471	28,320	(679,779)	1,575,638
Intangible assets	—	3,000	—	—	—	3,000
Goodwill	567,221	24,282	143,866	—	—	735,369
Noncurrent assets from risk management activities	—	8,345	1	—	(2)	8,344
Deferred charges and other assets	203,499	1,270	5,163	16,197	—	226,129

	$5,796,128	$636,635	$757,830	$45,775	$(1,019,973)	$6,216,395

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$1,920,457	$179,538	$129,289	$33,520	$(342,347)	$1,920,457
Long-term debt	1,875,334	—	—	3,399	—	1,878,733

Total capitalization	3,795,791	179,538	129,289	36,919	(342,347)	3,799,190
Current liabilities
Current maturities of long-term debt	301,250	—	—	1,959	—	303,209
Short-term debt	154,471	—	—	—	—	154,471
Liabilities from risk management activities	33,556	34,399	111	—	(33,236)	34,830
Other current liabilities	747,305	343,128	85,101	—	(40,526)	1,135,008
Intercompany payables	—	101,630	502,232	—	(603,862)	—

Total current liabilities	1,236,582	479,157	587,444	1,959	(677,624)	1,627,518
Deferred income taxes	307,800	(22,878)	37,173	2,201	—	324,296
Noncurrent liabilities from risk management activities	—	278	1	—	(2)	277
Regulatory cost of removal obligation	255,321	—	—	—	—	255,321
Deferred credits and other liabilities	200,634	540	3,923	4,696	—	209,793

	$5,796,128	$636,635	$757,830	$45,775	$(1,019,973)	$6,216,395

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2006
		Natural	Pipeline
		Gas	and	Other
	Utility	Marketing	Storage	Nonutility	Eliminations	Consolidated
	(In thousands)

ASSETS
Property, plant and equipment, net	$3,083,301	$7,531	$537,028	$1,296	$—	$3,629,156
Investment in subsidiaries	281,143	(2,155)	—	—	(278,988)	—
Current assets
Cash and cash equivalents	8,738	45,481	—	21,596	—	75,815
Cash held on deposit in margin account	—	35,647	—	—	—	35,647
Assets from risk management activities	—	13,164	19,040	—	(19,651)	12,553
Other current assets	714,472	261,435	26,325	8,119	(16,821)	993,530
Intercompany receivables	602,809	—	—	—	(602,809)	—

Total current assets	1,326,019	355,727	45,365	29,715	(639,281)	1,117,545
Intangible assets	—	3,152	—	—	—	3,152
Goodwill	567,221	24,282	143,866	—	—	735,369
Noncurrent assets from risk management activities	—	6,190	5	—	(9)	6,186
Deferred charges and other assets	204,617	1,315	5,301	16,906	—	228,139

	$5,462,301	$396,042	$731,565	$47,917	$(918,278)	$5,719,547

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$1,648,098	$139,863	$107,640	$33,640	$(281,143)	$1,648,098
Long-term debt	2,176,473	—	—	3,889	—	2,180,362

Total capitalization	3,824,571	139,863	107,640	37,529	(281,143)	3,828,460
Current liabilities
Current maturities of long-term debt	1,250	—	—	1,936	—	3,186
Short-term debt	382,416	—	—	—	—	382,416
Liabilities from risk management activities	27,209	22,500	531	—	(19,571)	30,669
Other current liabilities	473,101	183,077	61,458	—	(14,746)	702,890
Intercompany payables	—	75,665	525,895	1,249	(602,809)	—

Total current liabilities	883,976	281,242	587,884	3,185	(637,126)	1,119,161
Deferred income taxes	297,821	(25,777)	31,927	2,201	—	306,172
Noncurrent liabilities from risk management activities	—	280	5	—	(9)	276
Regulatory cost of removal obligation	261,376	—	—	—	—	261,376
Deferred credits and other liabilities	194,557	434	4,109	5,002	—	204,102

	$5,462,301	$396,042	$731,565	$47,917	$(918,278)	$5,719,547

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Atmos Energy Corporation

We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation as of December 31, 2006, and the related condensed consolidated statements of income for the three-month periods ended December 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the three-month periods ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Atmos Energy Corporation as of September 30, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated November 20, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Ernst & Young LLP

Dallas, Texas
February 5, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2006.

Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: regulatory trends and decisions, including deregulation initiatives and the impact of rate proceedings before various state regulatory commissions; adverse weather conditions, such as warmer than normal weather in our utility service territories or colder than normal weather that could adversely affect our natural gas marketing activities; the concentration of our distribution, pipeline and storage operations in one state; impact of environmental regulations on our business; market risks beyond our control affecting our risk management activities including market liquidity, commodity price volatility, increasing interest rates and counterparty creditworthiness; our ability to continue to access the capital markets; the effects of inflation and changes in the availability and prices of natural gas, including the volatility of natural gas prices; increased competition from energy suppliers and alternative forms of energy; increased costs of providing pension and postretirement health care benefits; the capital-intensive nature of our distribution business; the inherent hazards and risks involved in operating our distribution business; and other uncertainties, which may be discussed herein, all of which are difficult to predict and many of which are beyond our control. A more detailed discussion of these risks and uncertainties may be found in our Form 10-K for the year ended September 30, 2006. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

Atmos Energy Corporation and our subsidiaries are engaged primarily in the natural gas utility business as well as certain nonutility businesses. We distribute natural gas through sales and transportation arrangements to approximately 3.2 million residential, commercial, public authority and industrial customers throughout our six regulated utility divisions, which cover service areas located in 12 states. In addition, we transport natural gas for others through our distribution system.

Through our nonutility businesses, we primarily provide natural gas management and marketing services to municipalities, other local gas distribution companies and industrial customers in 22 states and natural gas transportation and storage services to certain of our utility operations and to third parties.

Our operations are divided into four segments:

•	the utility segment, which includes our regulated natural gas distribution and related sales operations,

•	the natural gas marketing segment, which includes a variety of nonregulated natural gas management services,

•	the pipeline and storage segment, which includes our regulated and nonregulated natural gas transmission and storage services and

•	the other nonutility segment, which includes all of our other nonregulated nonutility operations.

The following summarizes the results of our operations and other significant events for the three months ended December 31, 2006:

•	Our utility segment net income decreased by $16.6 million during the three months ended December 31, 2006 compared with the three months ended December 31, 2005. The decrease reflects lower gross profit margin primarily associated with lower revenue-related taxes coupled with higher operating expenses.

•	Our natural gas marketing segment net income increased $23.5 million during the three months ended December 31, 2006 compared with the three months ended December 31, 2005. The increase in natural gas marketing net income primarily reflects favorable movements in AEM’s unrealized margin, partially offset by lower realized margins.

•	Our pipeline and storage segment net income increased $3.4 million during the three months ended December 31, 2006 compared with the three months ended December 31, 2005. Increased net income primarily reflects incremental gross profit margins from our North Side Loop and other pipeline compression projects completed in fiscal 2006 and increased margins from the Gas Reliability Infrastructure Program (GRIP).

•	In December 2006, we filed a new $900 million shelf registration statement that replaced our previously existing shelf registration statement. Upon completion of the filing of this new registration statement, we issued approximately 6.3 million shares of common stock, which generated approximately $192 million of net proceeds which we used to repay a portion of our short-term debt.

•	Our total-debt-to-capitalization ratio at December 31, 2006 was 54.9 percent compared with 60.9 percent at September 30, 2006 primarily reflecting the favorable impact of our equity offering in December 2006.

•	For the three months ended December 31, 2006, we generated $165.0 million in operating cash flow compared with $195.4 million used in operations for the three months ended December 31, 2005, primarily reflecting the favorable impact of lower natural gas prices on our working capital.

•	Capital expenditures decreased to $87.0 million during the three months ended December 31, 2006 from $102.5 million in the prior-year period. The decrease primarily reflects the absence of capital spending for the North Side Loop and other compression projects, which were completed in fiscal 2006.

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

Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the year ended September 30, 2006 and include the following:

•	Regulation

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Derivatives and Hedging Activities

•	Impairment Assessments

•	Pension and Other Postretirement Plans

Our critical accounting policies are reviewed by the Audit Committee on a quarterly basis. There have been no significant changes to these critical accounting policies during the three months ended December 31, 2006.

RESULTS OF OPERATIONS

The following table presents our financial highlights for the three-month periods ended December 31, 2006 and 2005:

	Three Months Ended
	December 31
	2006	2005
	(In thousands, unless otherwise noted)

Operating revenues	$1,602,633	$2,283,820
Gross profit	375,592	346,590
Operating expenses	204,432	196,893
Operating income	171,160	149,697
Miscellaneous income	1,579	448
Interest charges	39,532	36,189
Income before income taxes	133,207	113,956
Income tax expense	51,946	42,929
Net income	$81,261	$71,027

Utility sales volumes — MMcf	86,400	95,188
Utility transportation volumes — MMcf	32,694	30,602

Total utility throughput — MMcf	119,094	125,790

Natural gas marketing sales volumes — MMcf	77,526	71,496

Pipeline transportation volumes — MMcf	118,955	91,595

Heating degree days(1)
Actual (weighted average)	1,135	1,056
Percent of normal	101%	93%

Consolidated utility average transportation revenue per Mcf	$0.48	$0.51
Consolidated utility average cost of gas per Mcf sold	$8.12	$11.82

(1)	Adjusted for service areas that have weather-normalized operations. For service areas that have weather normalized operations, normal degree days are used instead of actual degree days in computing the total number of heating degree days.

The following table shows our operating income by segment for the three-month periods ended December 31, 2006 and 2005. The presentation of our utility operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended December 31
	2006		2005
	Operating	Heating Degree Days	Operating	Heating Degree Days
	Income	Percent of Normal(1)	Income	Percent of Normal(1)
	(In thousands, except degree day information)

Colorado-Kansas	$8,672	103%	$8,610	99%
Kentucky/Mid-States(2)	14,203	101%	20,490	99%
Louisiana	10,593	107%	7,891	95%
Mid-Tex	35,340	100%	50,787	83%
Mississippi	7,599	103%	9,993	103%
West Texas	6,506	100%	6,131	100%
Other	198	—	2,347	—

Utility segment	83,111	101%	106,249	93%
Natural gas marketing segment	56,978	—	21,254	—
Pipeline and storage segment	30,966	—	22,052	—
Other nonutility segment and other	105	—	142	—

Consolidated operating income	$171,160	101%	$149,697	93%

(1)	Adjusted for service areas that have weather-normalized operations.

(2)	Effective October 1, 2006, the Kentucky and Mid-States Divisions were combined. Prior year amounts have been restated to conform to this new presentation.

Three Months Ended December 31, 2006 compared with Three Months Ended December 31, 2005

Utility segment

Our utility segment has historically contributed 65 to 85 percent of our consolidated net income. However, in recent years, this contribution has slightly declined as our nonutility businesses have grown and our utility operations have experienced the adverse effects of warmer than normal weather.

Natural gas sales to residential, commercial and public authority customers are affected by winter heating season requirements, whereas natural gas sales to industrial customers are much less weather sensitive. As residential, commercial and public authority customers comprise approximately 90 percent of our gas sales volumes, the results of operations for our utility segment are seasonal. We typically experience higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either lower net income or net losses during the period from April through September of each year. Accordingly, our second fiscal quarter has historically been our most critical earnings quarter with an average of approximately 64 percent of our consolidated net income having been earned in the second quarter during the three most recently completed fiscal years. Additionally, we typically experience higher levels of accounts receivable, accounts payable, gas stored underground and short-term debt balances during the winter heating season due to the seasonal nature of our revenues and the need to purchase and store gas to support these operations.

The primary factors that currently impact the results of our utility operations are regulatory decisions and trends, the increased use of energy-efficient appliances by our customers, competitive factors in the energy industry and economic conditions in our service areas.

Seasonal weather patterns can also affect our utility operations. However, the effect of weather that is above or below normal is substantially offset through weather normalization adjustments, known as WNA, which, beginning with the 2006-2007 winter heating season, are approved by regulators for over 90 percent of our residential and commercial meters in the following states for the following time periods:

Georgia	October – May
Kansas	October – May
Kentucky	November – April
Louisiana(1)	December – March
Mississippi	November – April
Tennessee	November – April
Texas(1)	October – May
Virginia	January – December

(1)	Effective beginning for the 2006-2007 winter heating season in our Mid-Tex and Louisiana divisions.

WNA allows us to increase customers’ bills to offset lower gas usage when weather is warmer than normal and decrease customers’ bills to offset higher gas usage when weather is colder than normal. Although our WNA periods do not cover the entire heating season in all jurisdictions, we believe these mechanisms substantially insulate our utility gross profit margin from the effects of weather.

Our utility operations are also affected by the cost of natural gas. The cost of gas is passed through to our customers without markup. Therefore, increases in the cost of gas are offset by a corresponding increase in revenues. Accordingly, we believe gross profit margin is a better indicator of our financial performance than revenues. However, gross profit margins in our Texas and Mississippi service areas include franchise fees and gross receipts taxes, which are calculated as a percentage of revenue (inclusive of gas costs). We record the tax expense as a component of taxes, other than income. Although changes in revenue-related taxes arising from changes in gas cost affect gross profit, over time the impact is usually offset within operating income. Timing differences do exist between the recognition of revenue for franchise fees collected from our customers and the recognition of expense of franchise taxes. The effect of these timing differences can be significant in periods of volatile gas prices, particularly in our Mid-Tex Division. These timing differences may favorably or unfavorably affect net income; however, they offset over time with no permanent impact on net income.

Higher gas costs affect our utility operations in other ways as well. Higher gas costs may cause customers to conserve, or, in the case of industrial customers, to use alternative energy sources. Higher gas costs may also adversely impact our accounts receivable collections, resulting in higher bad debt expense and may require us to increase borrowings under our credit facilities resulting in higher interest expense.

Operating income

Utility gross profit margin decreased $17.6 million to $262.6 million for the three months ended December 31, 2006 from $280.2 million for the three months ended December 31, 2005. Total throughput for our utility business was 119.1 billion cubic feet (Bcf) during the current-year period compared to 125.8 Bcf in the prior-year period.

The decrease in utility gross profit margin primarily reflects a reduction in revenue-related taxes. Due to a significant decline in the cost of gas in the current-year quarter compared with the prior-year quarter, revenue-related taxes included in gross profit margin decreased approximately $15.2 million; however, franchise and state gross receipts tax expense recorded as a component of taxes, other than income only decreased $2.7 million, which resulted in a $12.5 million reduction in operating income when compared with the prior-year quarter.

Gross profit was also adversely affected by a reduction arising from the Tennessee Regulatory Authority’s (TRA) decision in October 2006 to reduce our annual rates in Tennessee by $6.1 million, which adversely impacted gross profit margin by $2.0 million during the quarter.

These decreases were partially offset by a $7.5 million increase associated with the implementation of WNA in our Mid-Tex and Louisiana divisions beginning with the 2006-2007 winter heating season coupled with $8.7 million of rate increases received from our fiscal 2004 and 2005 GRIP filings, which became effective in February 2006, and our 2005 Rate Stabilization Clause (RSC) filing in our LGS service area in Louisiana, which became effective in September 2006. As discussed under Recent Ratemaking Developments, amounts billed under this RSC were subject to refund until December 2006 when the Louisiana Public Service Commission (LPSC) completed its review of our filing. The final decision from the LPSC did not materially affect the amounts billed subject to refund.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, increased to $179.5 million for the three months ended December 31, 2006 from $173.9 million for the three months ended December 31, 2005.

Operation and maintenance expense, excluding the provision for doubtful accounts, increased $7.3 million primarily due to increased employee costs and other administrative costs and increased costs arising from increased line locate activity in our Mid-Tex Division. Partially offsetting these increases was the absence of $2.0 million of Hurricane Katrina-related costs recorded in the prior-year quarter.

The provision for doubtful accounts decreased $2.0 million to $6.4 million for the three months ended December 31, 2006. The decrease primarily was attributable to lower revenues arising from lower gas costs during the current quarter compared with the prior-year quarter. In the utility segment, the average cost of natural gas for the three months ended December 31, 2006 was $8.12 per thousand cubic feet (Mcf), compared with $11.82 per Mcf for the three months ended December 31, 2005.

Depreciation and amortization expense increased $5.4 million in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006. This increase was primarily due to the absence in the current-year quarter of a $2.8 million reduction in depreciation expense recorded in the prior-year quarter arising from the Mississippi Public Service Commission’s decision to allow certain deferred costs in our rate base. Increases in assets placed in service during fiscal 2006 also contributed to the increase in depreciation and amortization expense in the current-year quarter.

As a result of the aforementioned factors, our utility segment operating income for the three months ended December 31, 2006 decreased to $83.1 million from $106.2 million for the three months ended December 31, 2005.

Interest charges

Interest charges allocated to the utility segment for the three months ended December 31, 2006 increased to $32.5 million from $31.6 million for the three months ended December 31, 2005. The increase was primarily attributable to higher average outstanding short-term debt balances in the current-year period compared with the prior-year period coupled with an approximate 120 basis point increase in the interest rate on our $300 million unsecured floating rate Senior Notes due October 2007 due to an increase in the three-month LIBOR rate. With the completion of our equity offering in December 2006, we anticipate lower outstanding short-term debt balances, which should reduce interest expense for the remainder of the fiscal year.

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

Operating income

Gross profit margin for our natural gas marketing segment consists primarily of marketing activities, which represent the utilization of proprietary and customer-owned transportation and storage assets to provide various services our customers request and storage activities, which are comprised of the optimization of our managed proprietary and third-party storage and transportation assets.

Our natural gas marketing segment’s gross profit margin for the three months ended December 31, 2006 and 2005 is summarized as follows:

	Three Months Ended
	December 31
	2006	2005
	(In thousands, except physical position)

Storage Activities
Realized margin	$(5,790)	$26,272
Unrealized margin	48,891	(23,792)

Total Storage Activities	43,101	2,480
Marketing Activities
Realized margin	20,069	29,567
Unrealized margin	(36)	(5,728)

Total Marketing Activities	20,033	23,839

Gross profit	$63,134	$26,319

Net physical position (Bcf)	21.0	12.8

Our natural gas marketing segment’s gross profit margin was $63.1 million for the three months ended December 31, 2006 compared to gross profit of $26.3 million for the three months ended December 31, 2005. Gross profit margin for the three months ended December 31, 2006 included an unrealized gain of $48.9 million compared with an unrealized loss of $29.5 million in the prior-year period. Natural gas marketing sales volumes were 88.0 Bcf during the three months ended December 31, 2006 compared with 87.8 Bcf for the prior-year period. Excluding intersegment sales volumes, natural gas marketing sales volumes were 77.5 Bcf during the current-year period compared with 71.5 Bcf in the prior-year period. The increase in consolidated natural gas marketing sales volumes primarily was attributable to successfully executed marketing strategies.

Our storage activities generated gross profit of $43.1 million for the three months ended December 31, 2006 compared to gross profit of $2.5 million for the three months ended December 31, 2005. The $40.6 million increase in our storage activities was primarily due to favorable movements during the three months ended December 31, 2006 in the forward natural gas prices used to value the financial hedges designated against our physical inventory as well as favorable movements in market (spot) prices used to value our physical storage. This mark-to-market impact was magnified by an 8.2 Bcf increase in our net physical position at December 31, 2006 compared to the prior-year quarter. Differences between the forward and spot prices may continue to cause material volatility in our unrealized margin. However, the economic gross profit we have captured in the original transactions will remain essentially unchanged.

Realized margins from storage activities decreased during the three months ended December 31, 2006 compared with the three months ended December 31, 2005. This decrease was primarily attributable to our ability to successfully capture more favorable arbitrage spreads arising from increased market volatility in the prior-year quarter coupled with the strategic decision to roll storage withdrawal schedules to forward months to obtain improved future arbitrage spreads and buy flowing gas at lower prices to meet current contractual delivery requirements during the three months ended December 31, 2006.

Our marketing activities generated $20.0 million for the three months ended December 31, 2006 compared with $23.8 million for the three months ended December 31, 2005. The $3.8 million decrease in our marketing activities reflects lower realized margins partially offset by increased unrealized margins. The decrease in realized margins is primarily attributable to realizing lower margins in a less volatile market during the quarter compared with the prior-year quarter, partially offset by increased sales volumes attributable to successfully executing marketing strategies. The favorable unrealized margin variance was primarily due to favorable movement during the three months ended December 31, 2006 in the forward natural gas prices associated with financial derivatives used in these activities.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes other than income taxes, increased to $6.2 million for the three months ended December 31, 2006 from $5.1 million for the three months ended December 31, 2005. The increase in operating expense primarily was attributable to an increase in employee and other administrative costs.

The increase in gross profit margin, partially offset by higher operating expenses, resulted in an increase in our natural gas marketing segment operating income to $57.0 million for the three months ended December 31, 2006 compared with operating income of $21.3 million for the three months ended December 31, 2005.

Interest charges

Interest charges allocated to the natural gas marketing segment for the three months ended December 31, 2006 decreased to $1.0 million from $2.9 million for the three months ended December 31, 2005. The decrease was attributable to the use of updated allocation factors for fiscal 2007. These factors are reviewed and updated on an annual basis.

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

Operating income

Gross profit margin for our pipeline and storage segment primarily consists of transportation margins earned from our Mid-Tex Division and from third parties, other ancillary pipeline services and asset management fees earned by APS. Our pipeline and storage segment’s gross profit margin was comprised of the following components for the three months ended December 31, 2006 and 2005:

	Three Months Ended
	December 31
	2006	2005
	(In thousands)

Mid-Tex transportation	$20,464	$19,791
Third-party transportation	16,148	13,699
Asset management fees	1,217	(987)
Storage and park and lend services	3,991	2,514
Unrealized gains	6,220	3,394
Other	1,587	1,301

Gross profit	$49,627	$39,712

Pipeline and storage gross profit increased to $49.6 million for the three months ended December 31, 2006 from $39.7 million for the three months ended December 31, 2005. Total pipeline transportation volumes were 172.8 Bcf during the three months ended December 31, 2006 compared with 147.0 Bcf for the prior year. Excluding intersegment transportation volumes, total pipeline transportation volumes were 119.0 Bcf during the current-year period compared with 91.6 Bcf in the prior-year period.

The increase in gross profit and throughput was primarily attributable to incremental margins and throughput generated from our North Side Loop and other compression projects of $4.3 million coupled with a $1.1 million increase received from our 2005 GRIP filing. Additionally, storage and parking and lending services on Atmos Pipeline — Texas increased compared with the prior-year quarter as a result of the widening of pricing differentials between the pipeline’s hubs, which increased the attractiveness of storing gas on the pipeline and our ability to obtain improved margins for these services.

Increases in APS’ margins due to its ability to capture more favorable arbitrage spreads on its asset management contracts also contributed to this segment’s improved gross profit margin. These margins reflect an unrealized component of this segment’s margin as APS hedges its risk associated with these contracts and the associated gain or loss is not recognized until the underlying transaction and derivative contracts are settled. During the first quarter of fiscal 2007, favorable movements in the forward natural gas prices used to value the financial hedges designated against the physical inventory underlying these contracts resulted in an increased unrealized gain compared with the prior-year period.

Operating expenses increased to $18.7 million for the three months ended December 31, 2006 from $17.7 million for the three months ended December 31, 2005 due to higher administrative and other operating costs primarily associated with the North Side Loop and other compression projects that were completed in fiscal 2006.

As a result of the aforementioned factors, our pipeline and storage segment operating income for the three months ended December 31, 2006 increased to $31.0 million from $22.1 million for the three months ended December 31, 2005.

Interest charges

Interest charges allocated to the pipeline and storage segment for the three months ended December 31, 2006 increased to $8.4 million from $6.0 million for the three months ended December 31, 2005. The increase was attributable to the use of updated allocation factors for fiscal 2007. These factors are reviewed and updated on an annual basis.

Other nonutility segment

Our other nonutility businesses consist primarily of the operations of Atmos Energy Services, LLC (AES), and Atmos Power Systems, Inc. Through AES, we provide natural gas management services to our utility operations, other than the Mid-Tex Division. These services include aggregating and purchasing gas supply, arranging transportation and storage logistics and ultimately delivering the gas to our utility service areas at competitive prices. The revenues of AES represent charges to our utility divisions equal to the costs incurred to provide those services. Effective January 1, 2007, our shared services division began providing these services to our utility operations, which were formerly provided by AES. Through Atmos Power Systems, Inc., we have constructed electric peaking power-generating plants and associated facilities and have entered into agreements to lease these plants.

Operating income for this segment primarily reflects the leasing income associated with two sales-type lease transactions completed in 2001 and 2002 and was essentially unchanged for the three months ended December 31, 2006 compared with the prior-year quarter.

Liquidity and Capital Resources

Our working capital and liquidity for capital expenditures and other cash needs are provided from internally generated funds, borrowings under our credit facilities and commercial paper program. Additionally, from time to time, we raise funds from the public debt and equity capital markets to fund our liquidity needs.

In October 2007, our $300 million unsecured floating rate Senior Notes will mature. We are currently evaluating alternatives to refinance this debt, and we believe these refinancing efforts will be successful. We believe these funds, combined with the other sources of funds described above will provide the necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 2007.

Capitalization

The following table presents our capitalization as of December 31, 2006 and September 30, 2006:

	December 31, 2006		September 30, 2006
	(In thousands, except percentages)

Short-term debt	$154,471	3.6%	$382,416	9.1%
Long-term debt	2,181,942	51.3%	2,183,548	51.8%
Shareholders’ equity	1,920,457	45.1%	1,648,098	39.1%

Total capitalization, including short-term debt	$4,256,870	100.0%	$4,214,062	100.0%

Total debt as a percentage of total capitalization, including short-term debt, was 54.9 percent at December 31, 2006, and 60.9 percent at September 30, 2006. The decrease in the debt to capitalization ratio was primarily attributable to the application of the net proceeds provided from our equity offering in December 2006 to repay a portion of our short-term debt. Our ratio of total debt to capitalization is typically greater during the winter heating season as we make additional short-term borrowings to fund natural gas purchases and meet our working capital requirements. We intend to maintain our capitalization ratio in a target range of 50 to 55 percent through cash flow generated from operations, continued issuance of new common stock under our Direct Stock Purchase Plan and Retirement Savings Plan, access to the equity capital markets and reduced annual maintenance and capital expenditures.

Cash Flows

Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, prices for our products and services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.

Cash flows from operating activities

Period-over-period changes in our operating cash flows primarily are attributable to changes in net income, working capital changes, particularly within our utility segment resulting from the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.

For the three months ended December 31, 2006, we generated operating cash flow of $165.0 million from operating activities compared with a cash outflow of $195.4 million for the three months ended December 31, 2005. Quarter over quarter, our operating cash flow was favorably impacted by lower natural gas prices compared with the prior-year quarter, which reduced the levels of accounts receivable, gas stored underground, undercollected deferred gas costs and accounts payable recorded on our balance sheet as of December 31, 2006. Specifically, changes in accounts receivable and gas stored underground balances increased operating cash flow by $457.2 million. Additionally, improved management of our deferred gas cost balances increased operating cash flow by $86.5 million. Decreases in cash required to collateralize our risk management accounts also increased operating cash flow by $28.8 million. These increases were partially offset by $225.9 million associated with unfavorable timing of payments for accounts payable and other accrued liabilities. Favorable changes in other working capital and other changes totaled $13.8 million and were primarily attributable to increased net income.

Cash flows from investing activities

During the last three years, a substantial portion of our cash resources has been used to fund acquisitions, new pipeline expansion projects and our ongoing utility construction program. Our ongoing utility construction program enables us to provide natural gas distribution services to our existing customer base, to expand our natural gas distribution services into new markets, to enhance the integrity of our pipelines and, more recently, to expand our intrastate pipeline network. In executing our current rate strategy, we are directing discretionary capital spending to jurisdictions that permit us to earn a timely return in excess of our cost of capital. Currently, our Mid-Tex, Louisiana, Mississippi and West Texas utility divisions and our Atmos Pipeline — Texas Division have rate designs that provide the opportunity to include in their rate base approved capital costs on a periodic basis without having to file a rate case.

Capital expenditures for fiscal 2007 are expected to range from $425 million to $440 million. For the three months ended December 31, 2006, we incurred $87.0 million for capital expenditures compared with $102.5 million for the three months ended December 31, 2005. The decrease in capital spending primarily reflects the absence of capital expenditures associated with our North Side Loop and other pipeline compression projects, which were completed in the third quarter of fiscal 2006.

Cash flows from financing activities

For the three months ended December 31, 2006, our financing activities reflected a use of cash of $58.1 million compared with the $308.3 million provided from financing activities in the prior-year period. Our significant financing activities for the three months ended December 31, 2006 and 2005 are summarized as follows.

•	In December 2006, we sold 6.3 million shares of common stock, including the underwriters’ exercise of their overallotment option of 0.8 million shares, under a new shelf registration statement filed in December 2006, generating net proceeds of approximately $192 million. The net proceeds from this issuance were used to reduce our short-term debt.

•	In addition to this equity offering, during the three months ended December 31, 2006, we issued 0.2 million shares of common stock under our various plans which generated net proceeds of $5.6 million. In addition, we granted 0.2 million shares of common stock under our Long-Term Incentive Plan.

•	During the three months ended December 31, 2006, we decreased our borrowings under our credit facilities by $227.9 million. The decrease reflects the application of the net proceeds received from the equity offering to reduce short-term indebtedness. Additionally, the reduction in natural gas prices improved our operating cash flow and reduced our need to fund natural gas purchases and other working capital needs from short-term borrowings.

•	During the three months ended December 31, 2006, we paid $26.3 million in cash dividends compared with $25.4 million for the three months ended December 31, 2005. The increase in dividends paid over the prior-year period reflects the increase in our dividend rate from $0.315 per share during the three months ended December 31, 2005 to $0.32 per share during the three months ended December 31, 2006 combined with new share issuances under our various plans.

The following table summarizes our share issuances for the three months ended December 31, 2006 and 2005.

	Three Months Ended
	December 31
	2006	2005

Shares issued:
Retirement Savings Plan	85,162	105,875
Direct Stock Purchase Plan	80,701	103,202
Outside Directors Stock-for-Fee Plan	669	667
Long-Term Incentive Plan	273,799	103,753
Public Offering	6,325,000	—

Total shares issued	6,765,331	313,497

Shelf Registration

On December 4, 2006, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $900 million in new common stock and/or debt securities available for issuance, including approximately $401.5 million of capacity carried over from our prior shelf registration statement filed with the SEC in August 2004. In December 2006, we sold 6.3 million shares of common stock and used the net proceeds to reduce short-term debt. After this issuance, we have approximately $701 million of availability remaining under the registration statement.

Credit Facilities

We maintain both committed and uncommitted credit facilities. Borrowings under our uncommitted credit facilities are made on a when-and-as-needed basis at the discretion of the banks. Our credit capacity and the amount of unused borrowing capacity are affected by the seasonal nature of the natural gas business and our short-term borrowing requirements, which are typically highest during colder winter months. Our working capital needs can vary significantly due to changes in the price of natural gas charged by suppliers and the increased gas supplies required to meet customers’ needs during periods of cold weather. Our cash needs for working capital have increased substantially in recent years as a result of the significant increase in the price of natural gas.

In December 2006, we replaced our $600 million three-year revolving credit facility with a new $600 million five-year revolving credit facility. In addition, in November 2006, we entered into a new $300 million 364-day revolving credit facility with substantially the same terms as our $600 million credit facility.

As of December 31, 2006, the amount available to us under our credit facilities, net of outstanding letters of credit, was $804.1 million. We believe these credit facilities, combined with our operating cash flows will be sufficient to fund our increased working capital needs. These facilities are described in further detail in Note 4 to the unaudited condensed consolidated financial statements.

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

Debt Covenants

We were in compliance with all of our debt covenants as of December 31, 2006. Our debt covenants are described in Note 4 to the unaudited condensed consolidated financial statements.

Contractual Obligations and Commercial Commitments

Significant commercial commitments are described in Note 8 to the unaudited condensed consolidated financial statements. There were no significant changes in our contractual obligations and commercial commitments during the three months ended December 31, 2006.

Risk Management Activities

We conduct risk management activities through both our utility and natural gas marketing segments. In our utility segment, we use a combination of storage, fixed physical contracts and fixed financial contracts to reduce our exposure to unusually large winter-period gas price increases. In our natural gas marketing segment, we manage our exposure to the risk of natural gas price changes and lock in our gross profit margin through a combination of storage and financial derivatives, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. To the extent our inventory cost and actual sales and actual purchases do not correlate with the changes in the market indices we use in our hedges, we could experience ineffectiveness or the hedges may no longer meet the accounting requirements for hedge accounting, resulting in the derivatives being treated as mark-to-market instruments through earnings.

We record our derivatives as a component of risk management assets and liabilities, which are classified as current or noncurrent based upon the anticipated settlement date of the underlying derivative. Substantially all of our derivative financial instruments are valued using external market quotes and indices. The following tables show the components of the change in the fair value of our utility and natural gas marketing commodity derivative contracts for the three months ended December 31, 2006 and 2005:

	Three Months Ended		Three Months Ended
	December 31, 2006		December 31, 2005
		Natural Gas		Natural Gas
	Utility	Marketing	Utility	Marketing
	(In thousands)

Fair value of contracts at beginning of period	$(27,209)	$15,003	$93,310	$(61,898)
Contracts realized/settled	(15,757)	45,899	29,955	(27,669)
Fair value of new contracts	(1,910)	—	(2,101)	—
Other changes in value	11,561	14,061	(82,891)	30,199

Fair value of contracts at end of period	$(33,315)	$74,963	$38,273	$(59,368)

The fair value of our utility and natural gas marketing derivative contracts at December 31, 2006, is segregated below by time period and fair value source:

	Fair Value of Contracts at December 31, 2006
	Maturity in Years
				Greater	Total Fair
Source of Fair Value	Less than 1	1-3	4-5	Than 5	Value
	(In thousands)

Prices actively quoted	$34,974	$9,257	$—	$—	$44,231
Prices based on models and other valuation methods	(1,393)	(1,190)	—	—	(2,583)

Total Fair Value	$33,581	$8,067	$—	$—	$41,648

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

AEM continually manages its positions to enhance the future economic profit it captured in the original transaction. Therefore, AEM may change its scheduled injection and withdrawal plans from one time period to another based on market conditions or adjust the amount of storage capacity it holds on a discretionary basis in an effort to achieve this objective. AEM monitors the impacts of these profit optimization efforts by estimating the economic gross profit that it captured through the purchase and sale of physical natural gas and the associated financial derivatives. The reconciliation below of the economic gross profit, combined with the effect of unrealized gains or losses recognized in accordance with generally accepted accounting principles in the financial statements in prior periods, is presented in order to provide a measure of the potential gross profit that could occur in future periods if AEM’s optimization efforts are fully successful. We consider this measure of potential gross profit a non-GAAP financial measure as it is calculated using both forward-looking and historical financial information. The following table presents, by quarter, AEM’s economic gross profit and its potential gross profit.

			Associated Net
	Net Physical	Economic	Unrealized	Potential
Period Ending	Position	Gross Profit	Gains (Losses)	Gross Profit
	(Bcf)	(In millions)	(In millions)	(In millions)

September 30, 2006	14.5	$60.0	$(16.0)	$76.0
December 31, 2006	21.0	$60.6	$32.8	$27.8

As of December 31, 2006, based upon AEM’s derivatives position and inventory withdrawal schedule, the economic gross profit was $60.6 million. In addition, $32.8 million of net unrealized gains were recorded in the financial statements as of December 31, 2006. Therefore, the potential gross profit was $27.8 million. The potential gross profit amount will not result in an equal increase in future net income as AEM will incur additional storage and other operational expenses to realize this amount.

The economic gross profit is based upon planned injection and withdrawal schedules, and the realization of the economic gross profit is contingent upon the execution of this plan, weather and other execution factors. Since AEM actively manages and optimizes its portfolio to enhance the future profitability of its storage position, it may change its scheduled injection and withdrawal plans from one time period to another based on market conditions. Therefore, we cannot ensure that the economic gross profit or the potential gross profit calculated as of December 31, 2006 will be fully realized in the future or in what time period. Further, if we experience operational or other issues which limit our ability to optimally manage our stored gas positions, our earnings could be adversely impacted.

Pension and Postretirement Benefits Obligations

For the three months ended December 31, 2006 and 2005 our total net periodic pension and other benefits cost was $12.1 million and $12.5 million. All of these costs are recoverable through our gas utility rates; however, a portion of these costs is capitalized into our utility rate base. The remaining costs are recorded as a component of operation and maintenance expense.

The decrease in total net periodic pension and other benefits cost during the current-year period compared with the prior-year period primarily reflects changes in assumptions we made during our annual pension plan valuation completed June 30, 2006. The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. In the period leading up to our June 30, 2006 measurement date, these interest rates were increasing, which resulted in a 130 basis point increase in our discount rate used to determine our fiscal 2007 net periodic and post-retirement cost to 6.30 percent. This increase has the effect of decreasing the present value of our plan liabilities and associated expenses. This favorable impact was partially offset by the unfavorable impact of reducing the expected return on our pension plan assets by 25 basis points to 8.25 percent, which has the effect of increasing our pension and postretirement benefit cost.

During the three months ended December 31, 2006, we contributed $2.8 million to our other postretirement plans, and we expect to contribute a total of approximately $11 million to these plans during fiscal 2007.

OPERATING STATISTICS AND OTHER INFORMATION

The following tables present certain operating statistics for our utility, natural gas marketing, pipeline and storage and other nonutility segments for the three-month periods ended December 31, 2006 and 2005.

Utility Sales and Statistical Data

	Three Months Ended
	December 31
	2006	2005

METERS IN SERVICE, end of period
Residential	2,915,864	2,910,467
Commercial	277,684	279,263
Industrial	3,023	3,074
Agricultural	8,626	9,470
Public authority and other	8,216	8,202

Total meters	3,213,413	3,210,476

INVENTORY STORAGE BALANCE — Bcf	60.3	59.6
HEATING DEGREE DAYS(1)
Actual (weighted average)	1,135	1,056
Percent of normal	101%	93%
UTILITY SALES VOLUMES — MMcf(2)
Gas sales volumes
Residential	50,699	53,709
Commercial	27,085	29,139
Industrial	5,735	9,009
Agricultural	110	40
Public authority and other	2,771	3,291

Total gas sales volumes	86,400	95,188
Utility transportation volumes	33,883	31,756

Total utility throughput	120,283	126,944

UTILITY OPERATING REVENUES (000’s)(2)
Gas sales revenues
Residential	$574,736	$783,346
Commercial	283,033	424,338
Industrial	53,983	128,471
Agricultural	575	786
Public authority and other	27,169	43,971

Total utility gas sales revenues	939,496	1,380,912
Transportation revenues	15,850	15,867
Other gas revenues	8,898	8,231

Total utility operating revenues	$964,244	$1,405,010

Utility average transportation revenue per Mcf	$0.47	$0.50
Utility average cost of gas per Mcf sold	$8.12	$11.82

See footnotes following these tables.

Natural Gas Marketing, Pipeline and Storage and Other Nonutility Operations Sales and Statistical Data

	Three Months Ended December 31
	2006	2005

CUSTOMERS, end of period
Industrial	700	657
Municipal	60	71
Other	420	395

Total	1,180	1,123

INVENTORY STORAGE BALANCE — Bcf
Natural gas marketing	21.2	15.7
Pipeline and storage	2.7	2.4

Total	23.9	18.1

NATURAL GAS MARKETING SALES VOLUMES — MMcf(2)	88,038	87,822
PIPELINE TRANSPORTATION VOLUMES — MMcf(2)	172,759	146,954
OPERATING REVENUES (000’s)(2)
Natural gas marketing	$711,694	$1,101,845
Pipeline and storage	49,852	39,712
Other nonutility	1,353	1,492

Total operating revenues	$762,899	$1,143,049

Notes to preceding tables:

(1)	A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to compare relative temperatures between one geographic area and another. Normal degree days are based on 30-year average National Weather Service data for selected locations. For service areas that have weather normalized operations, normal degree days are used instead of actual degree days in computing the total number of heating degree days.

(2)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

Recent Ratemaking Developments

The following describes the significant ratemaking developments that occurred during the three months ended December 31, 2006. The amounts described below represent the gross revenues that were requested or received in the rate filing, which may not necessarily reflect the increase in operating income obtained, as certain operating costs may have increased as a result of a commission’s final ruling.

Atmos Energy Colorado-Kansas Division.  In December 2006, the Colorado-Kansas Division filed its third annual ad valorem tax surcharge for $1.5 million. The surcharge is designed to collect Kansas property taxes in excess of the amount included in Atmos’ most recent general rate case. We began to bill this surcharge in January 2007.

Atmos Energy Kentucky/Mid-States Division.  In April 2006, Atmos filed a rate case in its Missouri service area seeking a rate increase of $3.4 million. The Company is proposing to consolidate the rates for its Missouri properties into three sets of regional rates and consolidate the current purchased gas adjustment (PGA) into one statewide PGA. The Company is also proposing a WNA mechanism. An evidentiary hearing was held in

November 2006. An order is expected to be issued in late February 2007 with any resulting change in rates effective in March 2007.

In November 2005, we received a notice from the TRA that it was opening an investigation into allegations by the Consumer Advocate and Protection Division of the Tennessee Attorney General’s Office that we were overcharging customers in parts of Tennessee by approximately $10 million per year. A hearing was held in August 2006. Of the $10 million rate reduction requested by the Consumer Advocate and Protection Division, the TRA approved a $6.1 million rate reduction in October 2006, that became effective in December 2006.

In February 2005, the Attorney General of the State of Kentucky filed a complaint with the Kentucky Public Service Commission (KPSC) alleging that our rates were producing revenues in excess of reasonable levels. We answered the complaint and filed a Motion to Dismiss with the KPSC. In February 2006, the KPSC issued an Order denying our Motion to Dismiss but stated that the Attorney General had not met his burden of proof concerning his complaint. In November 2006, we requested dismissal of the case through our filing a notice of intent to file a general rate case in December 2006. Upon receipt of the notice of intent, the KPSC suspended the procedural schedule until it issues a decision regarding the motion for dismissal. A hearing should be scheduled for early 2007. We believe that the Attorney General will not be able to demonstrate that our present rates are in excess of reasonable levels.

In December 2006, the Company filed a rate application for an increase in base rates of $10.4 million in Kentucky. Additionally, we proposed to implement a process to review our rates annually and to collect the bad debt portion of gas costs directly rather than through the base rate. A decision is expected in the case in July 2007.

Atmos Energy Louisiana Division.  In May 2006, the LPSC voted to approve a settlement which included renewal of the RSC for both the LGS and TransLa service areas with provisions that will reduce regulatory lag. The first RSC filing was in August 2006 for approximately $10.8 million, based on a test year ended December 31, 2005, for the LGS service area. The Company reached a settlement agreement on the case in December 2006 which resulted in an increase of $9.5 million. The first filing for the TransLa service area for approximately $1.8 million was made on December 28, 2006, for the test period ending September 30, 2006, with an effective rate adjustment of April 1, 2007.

Atmos Energy Mid-Tex Division.  During fiscal 2006, we received “show cause” resolutions from approximately 80 cities served by our Mid-Tex Division, including the City of Dallas, which require the Mid-Tex Division to demonstrate that the existing distribution rates are just and reasonable. In May 2006, the Mid-Tex Division filed a Statement of Intent with the Railroad Commission of Texas (RRC) which consolidated the “show cause” resolutions and seeks incremental annual revenues of approximately $60 million and several rate design changes including WNA, revenue stabilization and recovery of the gas cost component of bad debt expense. In exchange for an agreement to provide the intervening parties in the case an additional two months to prepare for the hearing, the Mid-Tex Division obtained an agreement and approval to implement WNA in its rates for the 2006-2007 winter season and to implement WNA in the final rates in this proceeding. The hearing was completed on November 17, 2006. The hearing examiners in the case issued their Proposal for Decision (PFD) on February 2, 2007, which contained their recommendations to the RRC. In the PFD, the examiners recommended a total annual decrease in the Mid-Tex Division’s rates of approximately $22.8 million, a customer refund of $2.6 million and a permanent weather normalization adjustment mechanism based on 10-year weather data. We are in the process of preparing our responses to the recommendations in the PFD. We continue to believe that the evidence presented in the case supports our request to increase rates in order to earn a fair rate of return. While the RRC is required by statute to issue its final decision by April 2, 2007, it could issue a final order sometime in March 2007. Any rate increase will be effective prospectively from the date of the final order; however, any rate decrease will be effective from May 31, 2006.

In September 2006, the Mid-Tex Division filed its annual gas cost reconciliation with the RRC. The filing reflects approximately $24 million in refunds of amounts that were overcollected from customers between July 2005 and June 2006. The Mid-Tex Division received approval to refund these amounts over a six-month period which began in November 2006.

The Mid-Tex Division is also pursuing an appeal to the Travis County District Court of the Final Order in its last system-wide rate case completed in May 2004 to obtain a return of and on its investment associated with the Poly I replacement pipe that was originally disallowed in its rate case completed in May 2004. The Travis County District Court upheld the Commission’s final order. An appeal to the Court of Appeals in Travis County has been prepared but no briefings or hearing schedule has been established.

RECENT ACCOUNTING DEVELOPMENTS

Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our annual report on Form 10-K for the year ended September 30, 2006. During the three months ended December 31, 2006, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed in this quarterly report is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In addition, there were no changes during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended December 31, 2006, there were no material changes in the status of the litigation and environmental-related matters that were disclosed in Note 13 to our annual report on Form 10-K for the year ended September 30, 2006. We continue to believe that the final outcome of such litigation and environmental-related matters or claims will not have a material adverse effect on our financial condition, results of operations or net cash flows.

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

Date: February 7, 2007

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