Form 10-Q
period 2007-03-31
ATMOS ENERGY CORP
filed 2007-05-03
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Large Accelerated Filer ☑          Accelerated Filer ☐          Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐      No ☑

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 25, 2007.

Class	Shares Outstanding

No Par Value	88,806,235

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AES	Atmos Energy Services, LLC
APS	Atmos Pipeline and Storage, LLC
Bcf	Billion cubic feet
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
Fitch	Fitch Ratings, Ltd.
GRIP	Gas Reliability Infrastructure Program
KPSC	Kentucky Public Service Commission
LGS	Louisiana Gas Service Company and LGS Natural Gas Company, which were acquired July 1, 2001
LPSC	Louisiana Public Service Commission
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
RRC	Railroad Commission of Texas
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
TRA	Tennessee Regulatory Authority
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2007	2006
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Property, plant and equipment	$5,228,334	$5,101,308
Less accumulated depreciation and amortization	1,516,504	1,472,152

Net property, plant and equipment	3,711,830	3,629,156
Current assets
Cash and cash equivalents	176,280	75,815
Cash held on deposit in margin account	40,763	35,647
Accounts receivable, net	721,058	374,629
Gas stored underground	364,478	461,502
Other current assets	126,838	169,952

Total current assets	1,429,417	1,117,545
Goodwill and intangible assets	738,217	738,521
Deferred charges and other assets	229,634	234,325

	$6,109,098	$5,719,547

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding:
March 31, 2007 — 88,764,353 shares; September 30, 2006 — 81,739,516 shares	$444	$409
Additional paid-in capital	1,679,228	1,467,240
Retained earnings	357,425	224,299
Accumulated other comprehensive loss	(15,144)	(43,850)

Shareholders’ equity	2,021,953	1,648,098
Long-term debt	1,878,331	2,180,362

Total capitalization	3,900,284	3,828,460
Current liabilities
Accounts payable and accrued liabilities	665,212	345,108
Other current liabilities	421,386	388,451
Short-term debt	—	382,416
Current maturities of long-term debt	303,232	3,186

Total current liabilities	1,389,830	1,119,161
Deferred income taxes	342,328	306,172
Regulatory cost of removal obligation	261,984	261,376
Deferred credits and other liabilities	214,672	204,378

	$6,109,098	$5,719,547

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31
	2007	2006
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Utility segment	$1,461,033	$1,447,620
Natural gas marketing segment	795,041	818,629
Pipeline and storage segment	59,362	45,483
Other nonutility segment	783	1,595
Intersegment eliminations	(240,637)	(279,481)

	2,075,582	2,033,846
Purchased gas cost
Utility segment	1,114,787	1,131,885
Natural gas marketing segment	771,988	774,652
Pipeline and storage segment	229	211
Other nonutility segment	—	—
Intersegment eliminations	(240,108)	(278,305)

	1,646,896	1,628,443

Gross profit	428,686	405,403
Operating expenses
Operation and maintenance	111,862	112,698
Depreciation and amortization	51,066	47,076
Taxes, other than income	56,746	64,796

Total operating expenses	219,674	224,570

Operating income	209,012	180,833
Miscellaneous income (expense)	1,838	(2,439)
Interest charges	35,262	35,492

Income before income taxes	175,588	142,902
Income tax expense	69,083	54,106

Net income	$106,505	$88,796

Basic net income per share	$1.21	$1.10

Diluted net income per share	$1.20	$1.10

Cash dividends per share	$0.320	$0.315

Weighted average shares outstanding:
Basic	88,078	80,573

Diluted	88,735	81,040

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	March 31
	2007	2006
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Utility segment	$2,425,277	$2,852,630
Natural gas marketing segment	1,506,735	1,920,474
Pipeline and storage segment	109,214	85,195
Other nonutility segment	2,136	3,087
Intersegment eliminations	(365,147)	(543,720)

	3,678,215	4,317,666
Purchased gas cost
Utility segment	1,816,463	2,256,714
Natural gas marketing segment	1,420,548	1,850,178
Pipeline and storage segment	454	211
Other nonutility segment	—	—
Intersegment eliminations	(363,528)	(541,430)

	2,873,937	3,565,673

Gross profit	804,278	751,993
Operating expenses
Operation and maintenance	227,232	220,915
Depreciation and amortization	100,061	90,336
Taxes, other than income	96,813	110,212

Total operating expenses	424,106	421,463

Operating income	380,172	330,530
Miscellaneous income (expense)	3,417	(1,991)
Interest charges	74,794	71,681

Income before income taxes	308,795	256,858
Income tax expense	121,029	97,035

Net income	$187,766	$159,823

Basic net income per share	$2.20	$1.99

Diluted net income per share	$2.18	$1.98

Cash dividends per share	$0.64	$0.63

Weighted average shares outstanding:
Basic	85,404	80,444

Diluted	86,061	80,911

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31
	2007	2006
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$187,766	$159,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Charged to depreciation and amortization	100,061	90,336
Charged to other accounts	118	334
Deferred income taxes	72,755	58,199
Other	9,472	7,587
Net assets / liabilities from risk management activities	50,540	(24,041)
Net change in operating assets and liabilities	91,215	(143,847)

Net cash provided by operating activities	511,927	148,391
Cash Flows From Investing Activities Capital expenditures	(172,792)	(213,230)
Other, net	(3,749)	(2,842)

Net cash used in investing activities	(176,541)	(216,072)
Cash Flows From Financing Activities
Net increase (decrease) in short-term debt	(382,416)	117,506
Repayment of long-term debt	(2,206)	(2,162)
Cash dividends paid	(54,640)	(50,933)
Issuance of common stock	12,428	12,053
Net proceeds from equity offering	191,913	—

Net cash provided by (used in) financing activities	(234,921)	76,464

Net increase in cash and cash equivalents	100,465	8,783
Cash and cash equivalents at beginning of period	75,815	40,116

Cash and cash equivalents at end of period	$176,280	$48,899

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

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

In addition, we transport natural gas for others through our distribution system. Our utility business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which the utility divisions operate. Our shared services function is located in Dallas, Texas, and our customer support centers are located in Amarillo and Waco, Texas.

Our nonutility businesses operate in 22 states and include our natural gas marketing operations, pipeline and storage operations and other nonutility operations. These operations are either organized under or managed by Atmos Energy Holdings, Inc. (AEH), which is a wholly-owned subsidiary of the Company.

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

Our pipeline and storage business includes the regulated operations of our Atmos Pipeline — Texas Division, a division of the Company, and the nonregulated operations of Atmos Pipeline and Storage, LLC (APS), which is wholly-owned by AEH. The Atmos Pipeline — Texas Division transports natural gas to our Atmos Energy Mid-Tex Division and to third parties, as well as manages five underground storage reservoirs in Texas. Through APS, we own or have an interest in underground storage fields in Kentucky and Louisiana. We also use these storage facilities to reduce the need to contract for additional pipeline capacity to meet customer demand during peak periods.

Our other nonutility businesses consist primarily of the operations of Atmos Energy Services, LLC (AES) and Atmos Power Systems, Inc., which are each wholly-owned by AEH. Through December 31, 2006, AES provided natural gas management services to our utility operations, other than the Mid-Tex Division. These services included aggregating and purchasing gas supply, arranging transportation and storage logistics and

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ultimately delivering the gas to our utility service areas at competitive prices. Effective January 1, 2007, our shared services function began providing these services to our utility operations. AES continues to provide limited services to our utility division, and the revenues AES receives are equal to the costs incurred to provide those services. Through Atmos Power Systems, Inc., we have constructed electric peaking power-generating plants and associated facilities and lease these plants through sales-type lease agreements.

2.	Unaudited Interim Financial Information

In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Because of seasonal and other factors, the results of operations for the three and six-month periods ended March 31, 2007 are not indicative of expected results of operations for the full 2007 fiscal year, which ends September 30, 2007.

Significant accounting policies

Our accounting policies are described in Note 2 to our Annual Report on Form 10-K for the year ended September 30, 2006. There were no significant changes to those accounting policies during the six months ended March 31, 2007.

Additionally, during the second quarter of fiscal 2007, we completed our annual goodwill impairment assessment. Based on the assessment performed, our goodwill was not impaired.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant regulatory assets and liabilities as of March 31, 2007 and September 30, 2006 included the following:

	March 31,	September 30,
	2007	2006
	(In thousands)

Regulatory assets:
Merger and integration costs, net	$8,438	$8,644
Deferred gas costs	85,244	44,992
Environmental costs	1,291	1,234
Rate case costs	9,344	10,579
Deferred franchise fees	917	1,311
Other	12,069	9,055

	$117,303	$75,815

Regulatory liabilities:
Deferred gas costs	$27,428	$68,959
Regulatory cost of removal obligation	282,942	276,490
Deferred income taxes, net	235	235
Other	9,816	10,825

	$320,421	$356,509

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income

The following table presents the components of comprehensive income, net of related tax, for the three-month and six-month periods ended March 31, 2007 and 2006:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2007	2006	2007	2006
	(In thousands)

Net income	$106,505	$88,796	$187,766	$159,823
Unrealized holding gains (losses) on investments, net of tax expense (benefit) of $(134) and $294 for the three months ended March 31, 2007 and 2006 and of $749 and $542 for the six months ended March 31, 2007 and 2006	(219)	479	1,222	884
Amortization and unrealized gain on interest rate hedging transactions, net of tax expense of $982 and $527 for the three months ended March 31, 2007 and 2006 and $1,510 and $1,055 for the six months ended March 31, 2007 and 2006	1,602	861	2,462	1,721
Net unrealized gains (losses) on commodity hedging transactions, net of tax expense (benefit) of $8,117 and $(2,927) for the three months ended March 31, 2007 and 2006 and $15,336 and $(17,676) for the six months ended March 31, 2007 and 2006	13,244	(4,776)	25,022	(28,839)

Comprehensive income	$121,132	$85,360	$216,472	$133,589

Accumulated other comprehensive loss, net of tax, as of March 31, 2007 and September 30, 2006 consisted of the following unrealized gains (losses):

	March 31,	September 30,
	2007	2006
	(In thousands)

Accumulated other comprehensive loss:
Unrealized holding gains on investments	$2,788	$1,566
Treasury lock agreements	(18,078)	(20,540)
Cash flow hedges	146	(24,876)

	$(15,144)	$(43,850)

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. The new standard permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of the standard is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis. The fair value option is irrevocable, unless a new election date occurs. The provisions of this standard will be effective October 1, 2008. We are currently evaluating the impact this standard may have on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). The new standard represents a significant change to the existing rules by requiring recognition in the balance sheet of the overfunded or underfunded positions of defined benefit pension and other postretirement plans based upon the projected benefit obligation, along with a corresponding noncash, after-tax adjustment to stockholders’ equity. Additionally, this standard requires that the measurement date must correspond to the fiscal year end balance sheet date but it does not change how net periodic pension and postretirement cost or the projected benefit obligation is determined. The balance sheet recognition guidance of this standard will be effective as of September 30, 2007, while the measurement date provisions of this guidance can be adopted as late as fiscal 2008 for the Company.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the fair values of our risk management assets and liabilities by segment at March 31, 2007 and September 30, 2006:

		Natural Gas
	Utility	Marketing	Total
	(In thousands)

March 31, 2007:
Assets from risk management activities, current	$3,804	$708	$4,512
Assets from risk management activities, noncurrent	—	7,105	7,105
Liabilities from risk management activities, current	(2)	(32,369)	(32,371)
Liabilities from risk management activities, noncurrent	—	(438)	(438)

Net assets (liabilities)	$3,802	$(24,994)	$(21,192)

September 30, 2006:
Assets from risk management activities, current	$—	$12,553	$12,553
Assets from risk management activities, noncurrent	—	6,186	6,186
Liabilities from risk management activities, current	(27,209)	(3,460)	(30,669)
Liabilities from risk management activities, noncurrent	—	(276)	(276)

Net assets (liabilities)	$(27,209)	$15,003	$(12,206)

Utility Hedging Activities

We use a combination of storage, fixed physical contracts and fixed financial contracts to partially insulate us and our customers against gas price volatility during the winter heating season. Because the gains or losses of financial derivatives used in our utility segment ultimately will be recovered through our rates, current period changes in the assets and liabilities from these risk management activities are recorded as a component of deferred gas costs in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation. Accordingly, there is no earnings impact to our utility segment as a result of the use of these financial derivatives.

Nonutility Hedging Activities

Our nonutility hedging activities are subject to various market risks, including risks known as flat price risk, time spread risk and basis risk.

Flat price risk arises from maintaining unhedged open positions. Time spread risk arises when we enter into transactions to buy and sell natural gas that over a period of months offset one another but do not offset in any particular month within the overall time period. This risk arises even when we have no unhedged open positions for the overall time period. Finally, basis risk arises when the pricing of a physical contract is based on a pricing location that differs from the Henry Hub, the NYMEX clearing location.

We seek to mitigate these risks by continually monitoring our positions to maximize our gains. Additionally, under our risk management policies, we seek to match our financial derivative positions to our physical storage positions as well as our expected current and future sales and purchase obligations to maintain no open positions at the end of each trading day. The determination of our net open position as of any day, however, requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the flat price risk associated with any net open position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. We may also be affected by intraday fluctuations of gas prices, since the price of natural gas purchased or sold for future delivery earlier in the day may not be

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedged until later in the day. At times, limited net open positions related to our existing and anticipated commitments may occur. At the close of business on March 31, 2007, AEH had a net open position (including existing storage) of 0.2 Bcf.

Finally, AEM manages its exposure to the risk of natural gas price changes through a combination of storage and financial derivatives, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. Our financial derivative activities include fair value hedges to offset changes in the fair value of our natural gas inventory and cash flow hedges to offset anticipated purchases and sales of gas in the future. AEM also utilizes basis swaps and other non-hedge derivative instruments to manage its exposure to market volatility.

For the three and six-month periods ended March 31, 2007, the change in the deferred hedging position in accumulated other comprehensive loss was attributable to decreases in future natural gas prices relative to the natural gas prices stipulated in the derivative contracts. The recognition in net income for the six months ended March 31, 2007 of $27.2 million in net deferred hedging losses ($6.2 million being attributable to the three months ended March 31, 2007) was the result of the maturing of derivative contracts. The net deferred hedging loss associated with open cash flow hedges remains subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. The majority of the deferred hedging balance as of March 31, 2007 is expected to be recognized in net income during fiscal 2008 along with the corresponding hedged purchases and sales of natural gas.

Gains and losses recognized in the income statement from hedge ineffectiveness primarily result from basis risk and from differences between the timing of the settlement of physical contracts and the settlement of the related hedge, that is referred to below as timing ineffectiveness. The following summarizes the gains and losses recognized in the income statement for the three and six months ended March 31, 2007.

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
	(In thousands)

Basis ineffectiveness:
Fair value basis ineffectiveness	$515	$5,635	$(131)	$13,754
Cash flow basis ineffectiveness	(893)	2,629	(769)	3,611

Total basis ineffectiveness	(378)	8,264	(900)	17,365
Timing ineffectiveness:
Fair value timing ineffectiveness	(306)	764	(1,590)	325

Total hedge ineffectiveness	$(684)	$9,028	$(2,490)	$17,690

Treasury Activities

Effective March 2, 2007, we entered into a Treasury lock agreement to fix the Treasury yield component of the interest cost associated with $100 million of an anticipated financing to repay long-term debt maturing in October 2007. The Treasury lock is scheduled to terminate on June 29, 2007.

We have designated this Treasury lock as a cash flow hedge of an anticipated transaction. Accordingly, to the extent effective, unrealized gains and losses associated with the Treasury lock will be recorded as a component of accumulated other comprehensive income. Generally, unrealized gains will be recorded when interest rates increase and unrealized losses will be recorded when interest rates decline relative to the interest rate stipulated in the Treasury lock agreement. Upon termination of the Treasury lock agreement, the unrealized gain or loss will be recognized over the life of the related financing arrangement. Any gains or losses arising from ineffectiveness will be recognized in earnings as incurred. At March 31, 2007, we recorded

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a deferred hedging gain of $0.7 million, net of tax, as a component of accumulated other comprehensive income related to this treasury lock due to an increase in the 10 year Treasury rates between inception of the Treasury lock and March 31, 2007.

4.	Debt

Long-term debt

Long-term debt at March 31, 2007 and September 30, 2006 consisted of the following:

	March 31,	September 30,
	2007	2006
	(In thousands)

Unsecured floating rate Senior Notes, due October 2007	$300,000	$300,000
Unsecured 4.00% Senior Notes, due 2009	400,000	400,000
Unsecured 7.375% Senior Notes, due 2011	350,000	350,000
Unsecured 10% Notes, due 2011	2,303	2,303
Unsecured 5.125% Senior Notes, due 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	500,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Medium term notes
Series A, 1995-2, 6.27%, due 2010	10,000	10,000
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
First Mortgage Bonds
Series P, 10.43% due 2013	7,500	8,750
Other term notes due in installments through 2013	4,869	5,825

Total long-term debt	2,184,672	2,186,878
Less:
Original issue discount on unsecured senior notes and debentures	(3,109)	(3,330)
Current maturities	(303,232)	(3,186)

	$1,878,331	$2,180,362

Our unsecured floating rate debt bears interest at a rate equal to the three-month LIBOR rate plus 0.375 percent per year. At March 31, 2007, the interest rate on our floating rate debt was 5.735 percent.

Short-term debt

At March 31, 2007, there were no borrowings outstanding under our commercial paper program or bank credit facilities. At September 30, 2006, there was $379.3 million outstanding under our commercial paper program and $3.1 million outstanding under our bank credit facilities.

Shelf Registration

On December 4, 2006, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $900 million in new common stock and/or debt securities available for issuance, including approximately $401.5 million of capacity carried over from our prior shelf registration statement filed with the SEC in August 2004. As discussed in Note 5, in December 2006, we sold approximately 6.3 million shares of common stock under the new registration statement, the net proceeds of

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which were used to reduce short-term debt. As of March 31, 2007, we had approximately $701 million of availability remaining under the registration statement. However, due to certain restrictions placed by one state regulatory commission on our ability to issue securities under the registration statement, we now have remaining and available for issuance a total of approximately $100 million of equity securities, $300 million of senior debt securities and $300 million of subordinated debt securities. In addition, due to restrictions imposed by another state regulatory commission, if the credit ratings on our senior unsecured debt were to fall below investment grade from either Standard & Poor’s Corporation (BBB-), Moody’s Investors Services, Inc. (Baa3) or Fitch Ratings, Ltd. (BBB-), our ability to issue any type of debt securities under the registration statement would be suspended until an investment grade rating from any of the three credit rating agencies was achieved.

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

Committed credit facilities

As of March 31, 2007, we had three short-term committed revolving credit facilities totaling $918 million. The first facility is a five-year unsecured facility for $600 million that we entered into in December 2006, which replaced our previously existing $600 million three-year revolving credit facility. The new facility, expiring December 2011, bears interest at a base rate or at the LIBOR rate plus from 0.30 percent to 0.75 percent, based on the Company’s credit ratings, and serves as a backup liquidity facility for our $600 million commercial paper program. At March 31, 2007, there were no borrowings outstanding under our commercial paper program.

The second facility is a $300 million unsecured 364-day facility expiring November 2007, that bears interest at a base rate or at the LIBOR rate plus from 0.30 percent to 0.75 percent, based on the Company’s credit ratings. At March 31, 2007, there were no borrowings under this facility.

The third facility is an $18 million unsecured facility that bears interest at the Federal Funds rate plus 0.5 percent. This facility expired on March 31, 2007 and was renewed effective April 1, 2007 for one year with no material changes to the terms and pricing. At March 31, 2007, there were no borrowings under this facility.

The availability of funds under our credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in both our $600 million and $300 million credit facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At March 31, 2007, our total-debt-to-total-capitalization ratio, as defined, was 55 percent. In addition, the fees that we pay on unused amounts under both the $600 million and $300 million credit facilities are subject to adjustment depending upon our credit ratings.

Uncommitted credit facilities

AEM has a $580 million uncommitted demand working capital credit facility. On March 30, 2007, AEM and the banks in the facility amended the facility, primarily to extend it to March 31, 2008. Borrowings under

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the credit facility can be made either as revolving loans or offshore rate loans. Revolving loan borrowings will bear interest at a floating rate equal to a base rate defined as the higher of (i) 0.50 percent per annum above the Federal Funds rate or (ii) the lender’s prime rate plus 0.25 percent. Offshore rate loan borrowings will bear interest at a floating rate equal to a base rate based upon LIBOR plus an applicable margin, ranging from 1.25 percent to 1.625 percent per annum, depending on the excess tangible net worth of AEM, as defined in the credit facility. Borrowings drawn down under letters of credit issued by the banks will bear interest at a floating rate equal to the base rate, as defined above, plus an applicable margin, which will range from 1.00 percent to 1.875 percent per annum, depending on the excess tangible net worth of AEM and whether the letters of credit are swap-related standby letters of credit.

AEM is required by the financial covenants in the credit facility to maintain a maximum ratio of total liabilities to tangible net worth of 5 to 1, along with minimum levels of net working capital ranging from $20 million to $120 million. Additionally, AEM must maintain a minimum tangible net worth ranging from $21 million to $121 million, and must not have a maximum cumulative loss for the most recent 12 month reporting period exceeding $4 million to $23 million, depending on the total amount of borrowing elected from time to time by AEM. At March 31, 2007, AEM’s ratio of total liabilities to tangible net worth, as defined, was 1.61 to 1.

At March 31, 2007, there were no borrowings outstanding under this credit facility. However, at March 31, 2007, AEM letters of credit totaling $130.9 million had been issued under the facility, which reduced the amount available by a corresponding amount. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility was $19.1 million at March 31, 2007. This line of credit is collateralized by substantially all of the assets of AEM and is guaranteed by AEH.

The Company also has an unsecured short-term uncommitted credit line of $25 million that is used for working-capital and letter-of-credit purposes. There were no borrowings under this uncommitted credit facility at March 31, 2007, but letters of credit reduced the amount available by $5.4 million. This uncommitted line is renewed or renegotiated at least annually with varying terms, and we pay no fee for the availability of the line. Borrowings under this line are made on a when-and-as-available basis at the discretion of the bank.

AEH, the parent company of AEM, has a $100 million intercompany uncommitted demand credit facility with the Company which bears interest at LIBOR plus 2.75 percent. State regulators have approved this facility through December 31, 2007 and have authorized an increase in the intercompany facility to $200 million. At March 31, 2007, there were no borrowings under this facility.

In addition, to supplement its $580 million credit facility, AEM has a $120 million intercompany uncommitted demand credit facility with AEH, which bears interest at LIBOR plus 2.75 percent. Any outstanding amounts under this facility are subordinated to AEM’s $580 million uncommitted demand credit facility. At March 31, 2007, there were no borrowings under this facility.

Debt Covenants

We have other covenants in addition to those described above. Our Series P First Mortgage Bonds contain provisions that allow us to prepay the outstanding balance in whole at any time, after November 2007, subject to a prepayment premium. The First Mortgage Bonds provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after December 31, 1985 may not exceed the sum of accumulated net income for periods after that date plus $9 million. At March 31, 2007, approximately $336.5 million of retained earnings was unrestricted with respect to the payment of dividends.

We were in compliance with all of our debt covenants as of March 31, 2007. If we were unable to comply with our debt covenants, we could be required to repay our outstanding balances on demand, provide

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional collateral or take other corrective actions. Our two public debt indentures relating to our senior notes and debentures, as well as our $600 million and $300 million revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. In addition, AEM’s credit agreement contains a cross-default provision whereby AEM would be in default if it defaults on other indebtedness, as defined, by at least $250 thousand in the aggregate. Additionally, this agreement contains a provision that would limit the amount of credit available if Atmos were downgraded below an S&P rating of BBB and a Moody’s rating of Baa2.

Except as described above, we have no triggering events in our debt instruments that are tied to changes in specified credit ratings or stock price, nor have we entered into any transactions that would require us to issue equity, based on our credit rating or other triggering events.

5.	Public Offering

On December 13, 2006, we completed the public offering of 6,325,000 shares of our common stock including the underwriters’ exercise of their overallotment option of 825,000 shares. The offering was priced at $31.50 per share and generated net proceeds of approximately $192 million. We used the net proceeds from this offering to reduce short-term debt.

6.	Earnings Per Share

Basic and diluted earnings per share for the three and six months ended March 31, 2007 and 2006 are calculated as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	March 31		March 31
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Net income	$106,505	$88,796	$187,766	$159,823

Denominator for basic income per share — weighted average common shares	88,078	80,573	85,404	80,444
Effect of dilutive securities:
Restricted and other shares	486	369	486	369
Stock options	171	98	171	98

Denominator for diluted income per share — weighted average common shares	88,735	81,040	86,061	80,911

Income per share — basic	$1.21	$1.10	$2.20	$1.99

Income per share — diluted	$1.20	$1.10	$2.18	$1.98

There were no out-of-the-money options excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2007 and 2006 as their exercise price was less than the average market price of the common stock during that period.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Interim Pension and Other Postretirement Benefit Plan Information

The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and six months ended March 31, 2007 and 2006 are presented in the following tables. All of these costs are recoverable through our gas utility rates; however, a portion of these costs is capitalized into our utility rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(In thousands)

Components of net periodic pension cost:
Service cost	$4,018	$4,117	$2,807	$3,271
Interest cost	6,495	5,722	2,641	2,210
Expected return on assets	(6,089)	(6,400)	(597)	(547)
Amortization of transition asset	—	—	378	378
Amortization of prior service cost	45	16	8	90
Amortization of actuarial loss	2,434	3,299	—	320

Net periodic pension cost	$6,903	$6,754	$5,237	$5,722

	Six Months Ended March 31
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(In thousands)

Components of net periodic pension cost:
Service cost	$8,036	$8,234	$5,614	$6,542
Interest cost	12,990	11,444	5,281	4,420
Expected return on assets	(12,178)	(12,800)	(1,194)	(1,094)
Amortization of transition asset	—	—	756	756
Amortization of prior service cost	90	32	16	180
Amortization of actuarial loss	4,868	6,598	—	640

Net periodic pension cost	$13,806	$13,508	$10,473	$11,444

The assumptions used to develop our net periodic pension cost for the three and six months ended March 31, 2007 and 2006 are as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Discount rate	6.30%	5.00%	6.30%	5.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.25%	8.50%	5.20%	5.30%

The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. However, additional voluntary contributions are made to satisfy regulatory requirements in certain of our jurisdictions. During the six months ended March 31, 2007, we contributed $6.0 million to our other postretirement plans, and we expect to contribute a total of approximately $12 million to these plans during fiscal 2007.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Commitments and Contingencies

Litigation and Environmental Matters

With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 13 to our annual report on Form 10-K for the year ended September 30, 2006, there were no material changes in the status of such litigation and environmental-related matters or claims during the six months ended March 31, 2007. We continue to believe that the final outcome of such litigation and environmental-related matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Purchase Commitments

AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At March 31, 2007, AEM was committed to purchase 99.7 Bcf within one year and 49.4 Bcf within one to three years under indexed contracts. AEM is committed to purchase 2.2 Bcf within one year and less than 0.1 Bcf within one to three years under fixed price contracts with prices ranging from $6.27 to $9.96. Purchases under these contracts totaled $563.0 million and $531.8 million for the three months ended March 31, 2007 and 2006 and $983.4 million and $1,319.5 million for the six months ended March 31, 2007 and 2006.

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

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market prices. The estimated fiscal year commitments under these contracts as of March 31, 2007 are as follows (in thousands):

2007	$117,811
2008	122,199
2009	10,789
2010	9,940
2011	9,559
Thereafter	21,927

$292,225

Regulatory Matters

At March 31, 2007, we were involved in a number of “show cause” proceedings filed by cities in several of our jurisdictions. We are currently providing information to and addressing questions raised by the respective regulatory commissions. We believe we will be able to demonstrate to these regulators that our rates are just and reasonable. Additionally, we have a rate case in progress in our Kentucky service area. These regulatory proceedings are discussed in further detail in Management’s Discussion and Analysis — Recent Ratemaking Developments.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

In May 2006, we announced plans to form a joint venture and construct a natural gas gathering system in Eastern Kentucky, referred to as the Straight Creek Project. In an attempt to better serve the needs of the local producers in the area and to meet the Company’s economic requirements, we are currently redesigning the original project, which will likely be marginally smaller in both size and scope. Accordingly, the in-service date is expected to be delayed into the second half of fiscal 2008.

9.	Concentration of Credit Risk

Information regarding our concentration of credit risk is disclosed in Note 15 to our annual report on Form 10-K for the year ended September 30, 2006. During the six months ended March 31, 2007, there were no material changes in our concentration of credit risk.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income statements for the three and six-month periods ended March 31, 2007 and 2006 by segment are presented in the following tables:

	Three Months Ended March 31, 2007
			Pipeline
		Natural Gas	and	Other
	Utility	Marketing	Storage	Nonutility	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$1,460,861	$583,269	$31,055	$397	$—	$2,075,582
Intersegment revenues	172	211,772	28,307	386	(240,637)	—

	1,461,033	795,041	59,362	783	(240,637)	2,075,582
Purchased gas cost	1,114,787	771,988	229	—	(240,108)	1,646,896

Gross profit	346,246	23,053	59,133	783	(529)	428,686
Operating expenses
Operation and maintenance	92,328	6,590	12,801	758	(615)	111,862
Depreciation and amortization	45,904	448	4,682	32	—	51,066
Taxes, other than income	53,665	407	2,619	55	—	56,746

Total operating expenses	191,897	7,445	20,102	845	(615)	219,674

Operating income (loss)	154,349	15,608	39,031	(62)	86	209,012
Miscellaneous income	2,621	2,522	829	448	(4,582)	1,838
Interest charges	29,704	379	9,036	639	(4,496)	35,262

Income (loss) before income taxes	127,266	17,751	30,824	(253)	—	175,588
Income tax expense (benefit)	50,946	6,720	11,515	(98)	—	69,083

Net income (loss)	$76,320	$11,031	$19,309	$(155)	$—	$106,505

Capital expenditures	$71,278	$312	$14,216	$—	$—	$85,806

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2007
			Pipeline
		Natural Gas	and	Other
	Utility	Marketing	Storage	Nonutility	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$2,424,944	$1,194,638	$57,830	$803	$—	$3,678,215
Intersegment revenues	333	312,097	51,384	1,333	(365,147)	—

	2,425,277	1,506,735	109,214	2,136	(365,147)	3,678,215
Purchased gas cost	1,816,463	1,420,548	454	—	(363,528)	2,873,937

Gross profit	608,814	86,187	108,760	2,136	(1,619)	804,278
Operating expenses
Operation and maintenance	190,441	12,168	24,417	1,997	(1,791)	227,232
Depreciation and amortization	89,626	777	9,600	58	—	100,061
Taxes, other than income	91,287	656	4,746	124	—	96,813

Total operating expenses	371,354	13,601	38,763	2,179	(1,791)	424,106

Operating income (loss)	237,460	72,586	69,997	(43)	172	380,172
Miscellaneous income	4,401	4,238	1,605	901	(7,728)	3,417
Interest charges	62,177	1,406	17,457	1,310	(7,556)	74,794

Income (loss) before income taxes	179,684	75,418	54,145	(452)	—	308,795
Income tax expense (benefit)	71,530	29,440	20,236	(177)	—	121,029

Net income (loss)	$108,154	$45,978	$33,909	$(275)	$—	$187,766

Capital expenditures	$143,697	$650	$28,445	$—	$—	$172,792

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2006
		Natural Gas	Pipeline	Other
	Utility	Marketing	and Storage	Nonutility	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$2,852,182	$1,425,350	$39,119	$1,015	$—	$4,317,666
Intersegment revenues	448	495,124	46,076	2,072	(543,720)	—

	2,852,630	1,920,474	85,195	3,087	(543,720)	4,317,666
Purchased gas cost	2,256,714	1,850,178	211	—	(541,430)	3,565,673

Gross profit	595,916	70,296	84,984	3,087	(2,290)	751,993
Operating expenses
Operation and maintenance	187,129	10,173	23,361	2,626	(2,374)	220,915
Depreciation and amortization	80,171	945	9,171	49	—	90,336
Taxes, other than income	104,603	591	4,814	204	—	110,212

Total operating expenses	371,903	11,709	37,346	2,879	(2,374)	421,463

Operating income	224,013	58,587	47,638	208	84	330,530
Miscellaneous income (expense)	2,992	1,198	1,537	1,844	(9,562)	(1,991)
Interest charges	61,891	4,859	12,594	1,815	(9,478)	71,681

Income before income taxes	165,114	54,926	36,581	237	—	256,858
Income tax expense	62,073	21,542	13,327	93	—	97,035

Net income	$103,041	$33,384	$23,254	$144	$—	$159,823

Capital expenditures	$156,164	$567	$56,499	$—	$—	$213,230

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at March 31, 2007 and September 30, 2006 by segment is presented in the following tables:

	March 31, 2007
		Natural	Pipeline
		Gas	and	Other
	Utility	Marketing	Storage	Nonutility	Eliminations	Consolidated
	(In thousands)

ASSETS
Property, plant and equipment, net	$3,146,950	$7,788	$555,860	$1,232	$—	$3,711,830
Investment in subsidiaries	385,776	(2,106)	—	—	(383,670)	—
Current assets
Cash and cash equivalents	48,611	51,061	80	76,528	—	176,280
Cash held on deposit in margin account	—	40,763	—	—	—	40,763
Assets from risk management activities	3,804	2,013	—	—	(1,305)	4,512
Other current assets	714,663	489,577	26,510	8,996	(31,884)	1,207,862
Intercompany receivables	572,757	—	—	—	(572,757)	—

Total current assets	1,339,835	583,414	26,590	85,524	(605,946)	1,429,417
Intangible assets	—	2,848	—	—	—	2,848
Goodwill	567,221	24,282	143,866	—	—	735,369
Noncurrent assets from risk management activities	—	7,105	—	—	—	7,105
Deferred charges and other assets	200,728	1,327	5,044	15,430	—	222,529

	$5,640,510	$624,658	$731,360	$102,186	$(989,616)	$6,109,098

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,021,953	$170,055	$132,357	$83,364	$(385,776)	$2,021,953
Long-term debt	1,875,445	—	—	2,886	—	1,878,331

Total capitalization	3,897,398	170,055	132,357	86,250	(385,776)	3,900,284
Current liabilities
Current maturities of long-term debt	301,250	—	—	1,982	—	303,232
Short-term debt	—	—	—	—	—	—
Liabilities from risk management activities	2	32,278	1,396	—	(1,305)	32,371
Other current liabilities	657,611	328,298	98,096	—	(29,778)	1,054,227
Intercompany payables	—	97,748	467,660	7,349	(572,757)	—

Total current liabilities	958,863	458,324	567,152	9,331	(603,840)	1,389,830
Deferred income taxes	316,818	(4,806)	28,115	2,201	—	342,328
Noncurrent liabilities from risk management activities	—	438	—	—	—	438
Regulatory cost of removal obligation	261,984	—	—	—	—	261,984
Deferred credits and other liabilities	205,447	647	3,736	4,404	—	214,234

	$5,640,510	$624,658	$731,360	$102,186	$(989,616)	$6,109,098

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2006
		Natural	Pipeline
		Gas	and	Other
	Utility	Marketing	Storage	Nonutility	Eliminations	Consolidated
	(In thousands)

ASSETS
Property, plant and equipment, net	$3,083,301	$7,531	$537,028	$1,296	$—	$3,629,156
Investment in subsidiaries	281,143	(2,155)	—	—	(278,988)	—
Current assets
Cash and cash equivalents	8,738	45,481	—	21,596	—	75,815
Cash held on deposit in margin account	—	35,647	—	—	—	35,647
Assets from risk management activities	—	13,164	19,040	—	(19,651)	12,553
Other current assets	714,472	261,435	26,325	8,119	(16,821)	993,530
Intercompany receivables	602,809	—	—	—	(602,809)	—

Total current assets	1,326,019	355,727	45,365	29,715	(639,281)	1,117,545
Intangible assets	—	3,152	—	—	—	3,152
Goodwill	567,221	24,282	143,866	—	—	735,369
Noncurrent assets from risk management activities	—	6,190	5	—	(9)	6,186
Deferred charges and other assets	204,617	1,315	5,301	16,906	—	228,139

	$5,462,301	$396,042	$731,565	$47,917	$(918,278)	$5,719,547

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$1,648,098	$139,863	$107,640	$33,640	$(281,143)	$1,648,098
Long-term debt	2,176,473	—	—	3,889	—	2,180,362

Total capitalization	3,824,571	139,863	107,640	37,529	(281,143)	3,828,460
Current liabilities
Current maturities of long-term debt	1,250	—	—	1,936	—	3,186
Short-term debt	382,416	—	—	—	—	382,416
Liabilities from risk management activities	27,209	22,500	531	—	(19,571)	30,669
Other current liabilities	473,101	183,077	61,458	—	(14,746)	702,890
Intercompany payables	—	75,665	525,895	1,249	(602,809)	—

Total current liabilities	883,976	281,242	587,884	3,185	(637,126)	1,119,161
Deferred income taxes	297,821	(25,777)	31,927	2,201	—	306,172
Noncurrent liabilities from risk management activities	—	280	5	—	(9)	276
Regulatory cost of removal obligation	261,376	—	—	—	—	261,376
Deferred credits and other liabilities	194,557	434	4,109	5,002	—	204,102

	$5,462,301	$396,042	$731,565	$47,917	$(918,278)	$5,719,547

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Atmos Energy Corporation

We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation as of March 31, 2007, and the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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
May 2, 2007

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

Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: regulatory trends and decisions, including deregulation initiatives and the impact of rate proceedings before various state regulatory commissions; adverse weather conditions, such as warmer than normal weather in our utility service territories or colder than normal weather that could adversely affect our natural gas marketing activities; the concentration of our distribution, pipeline and storage operations in one state; impact of environmental regulations on our business; market risks beyond our control affecting our risk management activities including market liquidity, commodity price volatility, increasing interest rates and counterparty creditworthiness; our ability to continue to access the capital markets; the effects of inflation and changes in the availability and prices of natural gas, including the volatility of natural gas prices; increased competition from energy suppliers and alternative forms of energy; increased costs of providing pension and postretirement health care benefits; the capital-intensive nature of our distribution business; the inherent hazards and risks involved in operating our distribution business; effects of natural disasters or terrorist activities and other risks and uncertainties, which may be discussed herein, all of which are difficult to predict and many of which are beyond our control. A more detailed discussion of these risks and uncertainties may be found in our Annual Report on Form 10-K for the year ended September 30, 2006. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.

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

Our critical accounting policies are reviewed by the Audit Committee on a quarterly basis. There have been no significant changes to these critical accounting policies during the six months ended March 31, 2007.

RESULTS OF OPERATIONS

Consolidated financial highlights for the three-month and six-month periods ended March 31, 2007 and 2006 are presented below:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2007	2006	2007	2006
	(In thousands)

Operating revenues	$2,075,582	$2,033,846	$3,678,215	$4,317,666
Gross profit	428,686	405,403	804,278	751,993
Operating expenses	219,674	224,570	424,106	421,463
Operating income	209,012	180,833	380,172	330,530
Miscellaneous income (expense)	1,838	(2,439)	3,417	(1,991)
Interest charges	35,262	35,492	74,794	71,681
Income before income taxes	175,588	142,902	308,795	256,858
Income tax expense	69,083	54,106	121,029	97,035
Net income	$106,505	$88,796	$187,766	$159,823

For the six months ended March 31, 2007, we earned $187.8 million, or $2.18 per diluted share, compared with net income of $159.8 million, or $1.98 per diluted share during the six months ended March 31, 2006. The 18 percent period-over-period increase in net income was primarily attributable to strong financial results in our natural gas marketing and pipeline and storage segments coupled with improved results in our utility segment. Our utility operations contributed $108.2 million ($1.26 per diluted share) or 58 percent to our results for the six months ended March 31, 2007. Our nonutility operations, comprised of our natural gas marketing, pipeline and storage and other nonutility segments, contributed $79.6 million ($0.92 per diluted share), or 42 percent to our results for the six months ended March 31, 2007.

Key financial and other events for the six months ended March 31, 2007 include the following:

•	Our utility segment net income increased by $5.1 million during the six months ended March 31, 2007 compared with the six months ended March 31, 2006. The increase primarily reflects the net favorable impact of various ratemaking rulings, including the implementation of WNA in our Mid-Tex and Louisiana Divisions.

•	Our natural gas marketing segment net income increased $12.6 million during the six months ended March 31, 2007 compared with the six months ended March 31, 2006. The increase in natural gas marketing net income primarily reflects significantly improved realized storage margins partially offset by lower period-over-period realized marketing and unrealized margins.

•	Our pipeline and storage segment net income increased $10.7 million during the six months ended March 31, 2007 compared with the six months ended March 31, 2006. Increased net income primarily reflects increased margins from increased throughput, including incremental gross profit margins from our North Side Loop and other pipeline compression projects completed in fiscal 2006, higher margins on Atmos Pipeline & Storage, LLC’s asset management agreements and increased margins from the Gas Reliability Infrastructure Program (GRIP).

•	In December 2006, we filed a new $900 million shelf registration statement with the Securities and Exchange Commission (SEC) that replaced our previously existing shelf registration statement. Upon completion of the filing of this new registration statement, we received net proceeds of approximately $192 million through the issuance of approximately 6.3 million shares of common stock. The net proceeds received were used to repay a portion of our then-existing short-term debt balance.

•	Our total-debt-to-capitalization ratio at March 31, 2007 was 51.9 percent compared with 60.9 percent at September 30, 2006 primarily reflecting the favorable impact of our equity offering in December 2006, the absence of outstanding short-term debt as of March 31, 2007 and increased retained earnings due to strong current-year earnings, partially offset by increased dividend payments.

•	For the six months ended March 31, 2007, we generated $511.9 million in operating cash flow compared with $148.4 million for the six months ended March 31, 2006, primarily reflecting the favorable impact of increased earnings, increased sales volumes attributable to colder weather during the period and lower natural gas prices.

•	Capital expenditures decreased to $172.8 million during the six months ended March 31, 2007 from $213.2 million in the prior-year period. The decrease primarily reflects the absence of capital spending for the North Side Loop and other compression projects completed in fiscal 2006.

•	In March 2007, the Texas Railroad Commission issued an order in our Mid-Tex Division’s rate case, which prospectively increased annual revenues by approximately $4.8 million and established a permanent WNA based upon a 10-year average effective for the months of November through April. However, the ruling also reduced the Mid-Tex Division’s total return to 7.903 percent from 8.258 percent and required a $2.3 million refund, inclusive of interest, of amounts collected from our calendar 2003 — 2005 GRIP filings.

Three Months Ended March 31, 2007 compared with Three Months Ended March 31, 2006

Utility segment

Our utility segment has historically contributed 65 to 85 percent of our consolidated net income. However, in recent years, this contribution has declined slightly as our nonutility businesses have grown and our utility operations have experienced the adverse effects of warmer-than-normal weather and declining usage.

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

Seasonal weather patterns can also affect our utility operations. However, the effect of weather that is above or below normal is substantially offset through weather normalization adjustments, known as WNA, which, beginning with the 2006-2007 winter heating season, has been approved by regulators for approximately 90 percent of our residential and commercial meters in the following states for the following time periods:

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

Our utility operations are also affected by the cost of natural gas. The cost of gas is passed through to our customers without markup. Therefore, increases in the cost of gas are offset by a corresponding increase in revenues. Accordingly, we believe gross profit is a better indicator of our financial performance than revenues. However, gross profit in our Texas and Mississippi service areas include franchise fees and gross receipts taxes, which are calculated as a percentage of revenue (inclusive of gas costs). Therefore, the amount of these taxes included in revenues is influenced by the cost of gas and the level of gas sales volumes. We record the tax expense as a component of taxes, other than income. Although changes in revenue-related taxes arising from changes in gas cost affect gross profit, over time the impact is offset within operating income. Timing differences do exist between the recognition of revenue for franchise fees collected from our customers and the recognition of expense of franchise taxes. The effect of these timing differences can be significant in periods of volatile gas prices, particularly in our Mid-Tex Division. These timing differences may favorably or unfavorably affect net income; however, these amounts should offset over time with no permanent impact on net income.

Higher gas costs affect our utility operations in other ways as well. Higher gas costs may cause customers to conserve, or, in the case of industrial customers, to use alternative energy sources. Higher gas costs may also adversely impact our accounts receivable collections, resulting in higher bad debt expense and may require us to increase borrowings under our credit facilities, resulting in higher interest expense.

Review of Financial and Operating Results

Financial and operational highlights for our utility segment for the three months ended March 31, 2007 and 2006 are presented below:

	Three Months Ended
	March 31
	2007	2006
	(Dollars in thousands, except per Mcf amounts)

Gross profit	$346,246	$315,735
Operating expenses	191,897	197,971

Operating income	154,349	117,764
Miscellaneous income	2,621	155
Interest charges	29,704	30,303

Income before income taxes	127,266	87,616
Income tax expense	50,946	32,988

Net income	$76,320	$54,628

Utility sales volumes — MMcf	133,856	111,721
Utility transportation volumes — MMcf	39,567	31,152

Total utility throughput — MMcf	173,423	142,873

Heating degree days
Actual (weighted average)	1,575	1,330
Percent of normal	100%	84%

Consolidated utility average transportation revenue per Mcf	$0.48	$0.61
Consolidated utility average cost of gas per Mcf sold	$8.33	$10.13

The following table shows our operating income by utility division for the three months ended March 31, 2007 and 2006. The presentation of our utility operating income by division is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended March 31
	2007		2006
	Operating	Heating Degree Days	Operating	Heating Degree Days
	Income	Percent of Normal(1)	Income	Percent of Normal(1)
	(In thousands, except degree day information)

Colorado-Kansas	$14,968	106%	$14,650	100%
Kentucky/Mid-States(2)	28,948	97	33,950	97
Louisiana	23,026	100	8,596	70
Mid-Tex	59,007	100	29,455	68
Mississippi	16,204	100	16,752	100
West Texas	12,115	100	13,539	100
Other	81	—	822	—

Total	$154,349	100%	$117,764	84%

(1)	Adjusted for service areas that have weather-normalized operations.

(2)	Effective October 1, 2006, the Kentucky and Mid-States Divisions were combined. Prior year amounts have been restated to conform to this new presentation.

The $30.5 million improvement in utility gross profit primarily reflects a 21 percent increase in throughput, which increased gross profit by $25.7 million, a $4.3 million increase attributable to the implementation of WNA in our Mid-Tex and Louisiana divisions beginning with the 2006-2007 winter heating season and $9.6 million of rate increases received from our 2005 Rate Stabilization Clause (RSC) filing in our LGS service area in Louisiana, which became effective in September 2006, and from our fiscal 2004 and 2005 GRIP filings, which became effective in February 2006.

Gross profit also increased approximately $5.9 million in revenue-related taxes primarily due to increased throughput, partially offset by lower revenues, on which the tax is calculated, due to a significant decline in the cost of gas in the current-year quarter compared with the prior-year quarter. This increase, coupled with a $2.6 million quarter-over-quarter decrease in the associated franchise and state gross receipts tax expense recorded as a component of taxes resulted in an $8.5 million increase in operating income when compared with the prior-year quarter.

Gross profit was adversely affected by rate rulings received during fiscal 2007. In March 2007, the Texas Railroad Commission issued an order in our Mid-Tex Division’s rate case filed in May 2006. Although the order resulted in a $4.8 million prospective annual increase in rates, it also required the immediate refund of $2.3 million collected under GRIP (inclusive of interest) for filings pertaining to calendar years 2003-2005, which reduced gross profit in the current-year quarter. Additionally, the Tennessee Regulatory Authority’s (TRA) decision in October 2006 to reduce our annual rates in Tennessee by $6.1 million adversely impacted gross profit by $4.2 million during the quarter.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, decreased to $191.9 million for the three months ended March 31, 2007 from $198.0 million for the three months ended March 31, 2006.

Operation and maintenance expense, excluding the provision for doubtful accounts, increased $0.6 million primarily due to higher employee and administrative costs partially offset by a deferral of $4.3 million of operation and maintenance expense in our Louisiana Division resulting from the Louisiana Public Service Commission’s ruling to allow recovery of all incremental operation and maintenance expense incurred in fiscal 2005 and 2006 in connection with our Hurricane Katrina recovery efforts.

The provision for doubtful accounts decreased $2.7 million to $4.4 million for the three months ended March 31, 2007. The decrease primarily was attributable to reduced collection risk as a result of lower natural gas prices. In the utility segment, the average cost of natural gas for the three months ended March 31, 2007 was $8.33 per thousand cubic feet (Mcf), compared with $10.13 per Mcf for the three months ended March 31, 2006.

Interest charges allocated to the utility segment for the three months ended March 31, 2007 decreased to $29.7 million from $30.3 million for the three months ended March 31, 2006. The decrease was primarily attributable to reduced interest expense attributable to lower average outstanding short-term debt balances in the current-year quarter compared with the prior-year quarter, partially offset by a 76 basis point increase in the interest rate on our $300 million unsecured floating rate senior notes due October 2007 due to an increase in the three-month LIBOR rate.

Natural gas marketing segment

Our natural gas marketing segment aggregates and purchases gas supply, arranges transportation and/or storage logistics and ultimately delivers gas to our customers at competitive prices. To facilitate this process, we utilize proprietary and customer-owned transportation and storage assets to provide the various services our customers request, including furnishing natural gas supplies at fixed and market-based prices, contract negotiation and administration, load forecasting, gas storage acquisition and management services, transportation services, peaking sales and balancing services, capacity utilization strategies and gas price hedging through the use of derivative products. As a result, our revenues arise from the types of commercial transactions we have structured with our customers and include the value we extract by optimizing the storage and transportation capacity we own or control as well as revenues for services we perform.

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

Review of Financial and Operating Results

Financial and operational highlights for our natural gas marketing segment for the three months ended March 31, 2007 and 2006 are presented below. Gross profit for our natural gas marketing segment consists primarily of storage activities and marketing activities. Storage activities represent the optimization of our managed proprietary and third-party storage and transportation assets. Marketing activities represent the utilization of proprietary and customer-owned transportation and storage assets to provide various services our customers request.

	Three Months Ended
	March 31
	2007	2006
	(Dollars in thousands)

Storage Activities
Realized margin	$77,724	$10,611
Unrealized margin	(57,025)	2,741

Total Storage Activities	20,699	13,352
Marketing Activities
Realized margin	14,252	21,005
Unrealized margin	(11,898)	9,620

Total Marketing Activities	2,354	30,625

Gross profit	23,053	43,977
Operating expenses	7,445	6,644

Operating income	15,608	37,333
Miscellaneous income	2,522	608
Interest charges	379	1,997

Income before income taxes	17,751	35,944
Income tax expense	6,720	14,012

Net income	$11,031	$21,932

Natural gas marketing sales volumes — MMcf	101,386	69,450

Net physical position (Bcf)	19.6	23.6

The $20.9 million decrease in our natural gas marketing segment’s gross profit reflects an $81.3 million decrease in unrealized margins during the current-year quarter compared with the prior-year quarter offset by a $60.4 million increase in realized storage and marketing margins.

The $7.3 million increase in gross profit associated with our storage activities primarily reflects a $67.1 million increase in realized margins attributable to our ability to successfully capture more favorable arbitrage spreads arising from increased market volatility during the current-year quarter compared to the prior-year quarter, coupled with our ability to cycle more physical storage in the current-year quarter compared with the prior-year quarter and realize previously captured spread opportunities due to colder weather.

These increases were partially offset by a $59.8 million increase in unrealized losses attributable to a widening of the spreads between the forward natural gas prices used to value the financial hedges designated against our physical inventory and the market (spot) prices used to value our physical storage, coupled with the realization of previously unrealized gains on storage spreads associated with physical gas cycled during the current quarter. This mark-to-market impact was partially offset by a 4.0 Bcf decrease in our net physical position at March 31, 2007 compared to the prior-year quarter. Differences between the forward and spot prices may continue to cause material volatility in our unrealized margin. However, the economic gross profit we have captured in the original transactions will remain essentially unchanged.

The $28.2 million decrease in gross profit associated with our marketing activities reflects a $6.7 million decrease in realized margins primarily attributable to realizing lower margins in a less volatile market during the quarter compared with the prior-year quarter, partially offset by increased sales volumes attributable to colder weather in the current period and successfully executing marketing strategies.

The $21.5 million increase in unrealized losses associated with our marketing activities is attributable to unfavorable movement in the forward natural gas prices associated with financial derivatives used in these activities during the three months ended March 31, 2007.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes other than income taxes, increased to $7.4 million for the three months ended March 31, 2007 from $6.6 million for the three months ended March 31, 2006. The increase in operating expense primarily was attributable to an increase in employee and other administrative costs.

Interest charges allocated to the natural gas marketing segment for the three months ended March 31, 2007 decreased to $0.4 million from $2.0 million for the three months ended March 31, 2006. The decrease was attributable to lower intercompany borrowings during the current year period.

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

Review of Financial and Operating Results

Financial and operational highlights for our pipeline and storage segment for the three months ended March 31, 2007 and 2006 are presented below. Gross profit for our pipeline and storage segment primarily consists of transportation margins earned from our Mid-Tex Division and from third parties, other ancillary pipeline services and asset management fees earned by APS. Additionally, this segment’s margins include an unrealized component as APS hedges its risk associated with its asset management contracts. Our pipeline and storage segment’s gross profit was comprised of the following components for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31
	2007	2006
	(Dollars in thousands)

Mid-Tex transportation	$25,967	$22,085
Third-party transportation	14,841	11,833
Asset management fees	15,489	8,691
Storage and park and lend services	2,703	2,568
Unrealized losses	(4,395)	(1,450)
Other	4,528	1,545

Gross profit	59,133	45,272
Operating expenses	20,102	19,686

Operating income	39,031	25,586
Miscellaneous income	829	132
Interest charges	9,036	6,621

Income before income taxes	30,824	19,097
Income tax expense	11,515	7,010

Net income	$19,309	$12,087

Pipeline transportation volumes — MMcf	119,057	85,957

The $13.9 million increase in gross profit is primarily attributable to a $6.8 million increase in asset management fees earned by APS due to its ability to capture more favorable arbitrage spreads on its asset management contracts coupled with incremental margins received from APS’ asset management contract with our Mississippi utility division executed in July 2006. Additionally, margins increased $4.2 million from increased throughput driven by colder weather in the current-year quarter compared with the prior-year quarter. Incremental throughput from our North Side Loop and other compression projects generated incremental gross profit of $2.9 million. Finally, other pipeline and storage margins increased $3.0 million, primarily due to the addition of new and favorably renegotiated blending and measuring capacity contracts and the sale of $1.6 million of excess gas inventory in our Atmos Pipeline — Texas Division. These increases were partially offset by increased unrealized losses of $2.9 million due to a widening of the spreads between the forward natural gas prices used to value the financial hedges and the spot prices used to value the physical inventory underlying these contracts.

Operating expenses increased to $20.1 million for the three months ended March 31, 2007 from $19.7 million for the three months ended March 31, 2006 due to higher administrative and other operating costs primarily associated with the North Side Loop and other compression projects that were completed in fiscal 2006.

Interest charges allocated to the pipeline and storage segment for the three months ended March 31, 2007 increased to $9.0 million from $6.6 million for the three months ended March 31, 2006. The increase was attributable to the use of updated allocation factors for fiscal 2007. These factors are reviewed and updated on an annual basis.

Other nonutility segment

Our other nonutility businesses consist primarily of the operations of Atmos Energy Services, LLC (AES), and Atmos Power Systems, Inc. Through December 31, 2006, AES provided natural gas management services to our utility operations, other than the Mid-Tex Division. These services included aggregating and purchasing gas supply, arranging transportation and storage logistics and ultimately delivering the gas to our utility service areas at competitive prices. Effective January 1, 2007, our shared services function began providing these services to our utility operations. AES continues to provide limited services to our utility divisions, and the revenues AES receives are equal to the costs incurred to provide those services. Through Atmos Power Systems, Inc., we have constructed electric peaking power-generating plants and associated facilities and have entered into agreements to lease these plants.

Operating income for this segment primarily reflects the leasing income associated with two sales-type lease transactions completed in 2001 and 2002 and did not materially change for the three months ended March 31, 2007 compared with the prior-year quarter.

Six Months Ended March 31, 2007 compared with Six Months Ended March 31, 2006

Utility segment

Financial and operational highlights for our utility segment for the six months ended March 31, 2007 and 2006 are presented below:

	Six Months Ended
	March 31
	2007	2006
	(Dollars in thousands, except per Mcf amounts)

Gross profit	$608,814	$595,916
Operating expenses	371,354	371,903

Operating income	237,460	224,013
Miscellaneous income	4,401	2,992
Interest charges	62,177	61,891

Income before income taxes	179,684	165,114
Income tax expense	71,530	62,073

Net income	$108,154	$103,041

Utility sales volumes — MMcf	220,256	206,909
Utility transportation volumes — MMcf	72,261	61,754

Total utility throughput — MMcf	292,517	268,663

Heating degree days
Actual (weighted average)	2,710	2,387
Percent of normal	101%	88%

Consolidated utility average transportation revenue per Mcf	$0.48	$0.56
Consolidated utility average cost of gas per Mcf sold	$8.25	$10.91

The following table shows our operating income by utility division for the six months ended March 31, 2007 and 2006. The presentation of our utility operating income by division is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Six Months Ended March 31
	2007		2006
	Operating	Heating Degree Days	Operating	Heating Degree Days
	Income	Percent of Normal(1)	Income	Percent of Normal(1)
	(In thousands, except degree day information)

Colorado-Kansas	$23,640	105%	$23,260	100%
Kentucky/Mid-States(2)	43,151	99	54,440	98
Louisiana	33,619	103	16,487	80
Mid-Tex	94,347	100	80,242	74
Mississippi	23,803	101	26,745	101
West Texas	18,621	100	19,670	100
Other	279	—	3,169	—

Utility segment	$237,460	101%	$224,013	88%

(1)	Adjusted for service areas that have weather-normalized operations.

(2)	Effective October 1, 2006, the Kentucky and Mid-States Divisions were combined. Prior year amounts have been restated to conform to this new presentation.

The $12.9 million increase in utility gross profit primarily reflects a nine percent increase in throughput, which increased gross profit by $15.1 million, an $11.8 million increase associated with the implementation of WNA in our Mid-Tex and Louisiana Divisions beginning with the 2006-2007 winter heating season coupled with $18.3 million of rate increases received from our 2005 Rate Stabilization Clause (RSC) filing in our LGS service area in Louisiana, which became effective in September 2006 and from our fiscal 2004 and 2005 GRIP filings, which became effective in February 2006.

Offsetting these increases was a reduction in revenue-related taxes. Due to a significant decline in the cost of gas in the current-year period compared with the prior-year period, franchise and state gross receipts taxes included in gross profit decreased approximately $9.3 million; however, franchise and state gross receipts tax expense recorded as a component of taxes, other than income only decreased $5.3 million, which resulted in a $4.0 million reduction in operating income when compared with the prior-year period. Gross profit was also adversely affected by $8.5 million from unfavorable rate rulings received in Tennessee and our Mid-Tex Division during fiscal 2007 and a reduction in other pass-through items.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, decreased to $371.4 million for the six months ended March 31, 2007 from $371.9 million for the six months ended March 31, 2006.

Operation and maintenance expense, excluding the provision for doubtful accounts, increased $8.0 million, primarily due to increased employee and other administrative costs. These increases were partially offset by the deferral of $4.3 million of incremental Hurricane Katrina-related operation and maintenance expense in our Louisiana Division and the absence of a $2.0 million charge for losses related to Hurricane-Katrina recorded in the prior-year period.

The provision for doubtful accounts decreased $4.6 million to $10.8 million for the six months ended March 31, 2007. The decrease primarily was attributable to reduced collection risk as a result of lower natural gas prices. In the utility segment, the average cost of natural gas for the six months ended March 31, 2007 was $8.25 Mcf, compared with $10.91 per Mcf for the six months ended March 31, 2006.

Depreciation and amortization expense increased $9.5 million in the six months ended March 31, 2007 compared with the prior-year period. The increase was primarily attributable to increases in assets placed in service during fiscal 2006. Additionally, the increase was partially attributable to the absence in the current-

year period of a $2.8 million reduction in depreciation expense recorded in the prior-year period arising from the Mississippi Public Service Commission’s decision to allow certain deferred costs in our rate base.

Interest charges allocated to the utility segment for the six months ended March 31, 2007 increased to $62.2 million from $61.9 million for the six months ended March 31, 2006. The increase was primarily attributable to increased interest rates on our $300 million unsecured floating rate senior notes due October 2007 partially offset by reduced interest expense attributable to lower average outstanding short-term debt balances in the current-year period compared with the prior-year period.

Natural gas marketing segment

Financial and operational highlights for our natural gas marketing segment for the six months ended March 31, 2007 and 2006 are presented below.

	Six Months Ended
	March 31
	2007	2006
	(Dollars in thousands)

Storage Activities
Realized margin	$71,934	$36,883
Unrealized margin	(8,134)	(21,051)

Total Storage Activities	63,800	15,832
Marketing Activities
Realized margin	34,321	50,572
Unrealized margin	(11,934)	3,892

Total Marketing Activities	22,387	54,464

Gross profit	86,187	70,296
Operating expenses	13,601	11,709

Operating income	72,586	58,587
Miscellaneous income	4,238	1,198
Interest charges	1,406	4,859

Income before income taxes	75,418	54,926
Income tax expense	29,440	21,542

Net income	$45,978	$33,384

Natural gas marketing sales volumes — MMcf	178,912	140,946

Net physical position (Bcf)	19.6	23.6

The $15.9 million increase in our natural gas marketing segment’s gross profit reflects an $18.8 million increase in realized storage and marketing margins partially offset by a $2.9 million reduction in unrealized margin.

The $48.0 million increase in gross profit associated with our storage activities primarily reflects a $35.1 million increase in realized margins attributable to our ability to successfully capture more favorable arbitrage spreads arising from increased market volatility during the current-year period compared to the prior-year period, coupled with our ability to cycle more physical storage in the current-year period compared with the prior-year period and realize previously captured spread opportunities due to colder weather.

Additionally, the $12.9 million decrease in unrealized losses associated with our storage activities contributed to the increased gross profit. This favorable change was attributable to a narrowing of the spreads between the forward natural gas prices used to value the financial hedges against our physical inventory and the market (spot) prices used to value our physical storage.

The $32.1 million decrease in gross profit associated with our marketing activities primarily reflects a $16.3 million decrease in realized margins primarily attributable to realizing lower margins in a less volatile market during the current-year period compared with the prior-year period, partially offset by increased sales volumes attributable to colder weather in the current-year period and successfully executing marketing strategies.

The $15.8 million increase in unrealized losses associated with our marketing activities is attributable to unfavorable movement in the forward natural gas prices associated with financial derivatives used in these activities during the six months ended March 31, 2007.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes other than income taxes, increased to $13.6 million for the six months ended March 31, 2007 from $11.7 million for the six months ended March 31, 2006. The increase in operating expense primarily was attributable to an increase in employee and other administrative costs.

Interest charges allocated to the natural gas marketing segment for the six months ended March 31, 2007 decreased to $1.4 million from $4.9 million for the six months ended March 31, 2006. The decrease was attributable to lower intercompany borrowings during the current year period.

Pipeline and storage segment

Financial and operational highlights for our pipeline and storage segment for the six months ended March 31, 2007 and 2006 are presented below.

	Six Months Ended
	March 31
	2007	2006
	(Dollars in thousands)

Mid-Tex transportation	$46,431	$41,876
Third-party transportation	30,989	25,532
Asset management fees	16,706	7,704
Storage and park and lend services	6,694	5,082
Unrealized gains	1,825	1,944
Other	6,115	2,846

Gross profit	108,760	84,984
Operating expenses	38,763	37,346

Operating income	69,997	47,638
Miscellaneous income	1,605	1,537
Interest charges	17,457	12,594

Income before income taxes	54,145	36,581
Income tax expense	20,236	13,327

Net income	$33,909	$23,254

Pipeline transportation volumes — MMcf	238,012	177,552

The $23.8 million increase in gross profit is primarily attributable to a $9.0 million increase in asset management fees earned by APS due to its ability to capture more favorable arbitrage spreads on its asset management contracts, coupled with incremental margins received from APS’ asset management contract with our Mississippi utility division executed in July 2006. Additionally, gross profit increased $5.9 million from incremental throughput associated with our North Side Loop and other compression projects. Gross profit was also favorably affected by incremental throughput attributable to colder weather and increased demand for storage services, which increased gross profit by $5.6 million. Finally, gross profit increased $1.6 million from the sale of excess gas inventory by our Atmos Pipeline-Texas Division and $1.4 million due to rate adjustments resulting from Atmos Pipeline-Texas Division’s 2005 GRIP filing.

Operating expenses increased to $38.8 million for the six months ended March 31, 2007 from $37.3 million for the six months ended March 31, 2006 due to higher administrative and other operating costs primarily associated with the North Side Loop and other compression projects that were completed in fiscal 2006.

Interest charges allocated to the pipeline and storage segment for the six months ended March 31, 2007 increased to $17.5 million from $12.6 million for the six months ended March 31, 2006. The increase was attributable to the use of updated allocation factors for fiscal 2007. These factors are reviewed and updated on an annual basis.

Other nonutility segment

Operating income for this segment primarily reflects the leasing income associated with two sales-type lease transactions completed in 2001 and 2002 and did not materially change for the six months ended March 31, 2007 compared with the prior-year period.

Liquidity and Capital Resources

Our internally generated funds and borrowings under our credit facilities and commercial paper program generally provide the liquidity needed to fund our working capital, capital expenditures and other cash needs. Additionally, from time to time, we raise funds from the public debt and equity capital markets through our existing shelf registration statement to fund our liquidity needs.

In October 2007, our $300 million unsecured floating rate senior notes will mature. We are currently evaluating alternatives to refinance this debt, and we believe this refinancing effort will be successful. We believe these funds, combined with the other sources of funds described above will provide the necessary working capital and liquidity for capital expenditures and other cash needs for the remainder of fiscal 2007.

Cash Flows

Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, prices for our products and services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.

Cash flows from operating activities

Period-over-period changes in our operating cash flows primarily are attributable to changes in net income and working capital changes, particularly within our utility segment. Our utility segment’s working capital is primarily affected by the price of natural gas, the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.

For the six months ended March 31, 2007, we generated operating cash flow of $511.9 million from operating activities compared with $148.4 million for the six months ended March 31, 2006. Period over period, our operating cash flow was favorably impacted by improved net income, increased sales volumes attributable to colder weather in the current-year period and lower natural gas prices compared with the prior-year period. Specifically, changes in accounts receivable and gas stored underground balances increased operating cash flow by $79.5 million. Additionally, improved management of our deferred gas cost balances increased operating cash flow by $93.0 million. Finally, the timing of the collection of and payment for other current assets, accounts payable and other accrued liabilities increased operating cash flow by $141.8 million. Other changes in working capital and other items increased operating cash flow by $49.2 million, primarily resulting from increased net income and favorable net changes associated with our risk management activities.

Cash flows from investing activities

During the last three years, a substantial portion of our cash resources has been used to fund acquisitions, new pipeline expansion projects and our ongoing utility construction program. Our ongoing utility construction program enables us to provide natural gas distribution services to our existing customer base, expand our natural gas distribution services into new markets, enhance the integrity of our pipelines and, more recently, expand our intrastate pipeline network. In executing our current rate strategy, we are directing discretionary capital spending to jurisdictions that permit us to earn a timely return in excess of our cost of capital. Currently, our Mid-Tex, Louisiana, Mississippi and West Texas utility divisions and our Atmos Pipeline — Texas Division have rate designs that provide the opportunity to include in their rate base approved capital costs on a periodic basis without having to file a rate case.

Capital expenditures for fiscal 2007 are expected to range from $365 million to $385 million. For the six months ended March 31, 2007, we incurred $172.8 million for capital expenditures compared with $213.2 million for the six months ended March 31, 2006. The decrease in capital spending primarily reflects the absence of capital expenditures associated with our North Side Loop and other pipeline compression projects, which were completed in the third quarter of fiscal 2006.

Cash flows from financing activities

For the six months ended March 31, 2007, our financing activities reflected a use of cash of $234.9 million compared with the $76.5 million provided from financing activities in the prior-year period. Our significant financing activities for the six months ended March 31, 2007 and 2006 are summarized as follows.

•	In December 2006, we raised net proceeds of approximately $192 million from the sale of approximately 6.3 million shares of common stock, including the underwriters’ exercise of their overallotment option of 0.8 million shares, under a new shelf registration statement filed with the SEC in December 2006. The net proceeds from this issuance were used to reduce our then-existing short-term debt balance.

•	In addition to this equity offering, during the six months ended March 31, 2007, we issued 0.4 million shares of common stock under our various plans which generated net proceeds of $12.4 million. We also granted 0.3 million shares of common stock under our Long-Term Incentive Plan. The following table summarizes our share issuances for the six months ended March 31, 2007 and 2006.

	Six Months Ended
	March 31
	2007	2006

Shares issued:
Retirement Savings Plan	191,617	224,881
Direct Stock Purchase Plan	158,416	206,762
Outside Directors Stock-for-Fee Plan	1,162	1,268
Long-Term Incentive Plan	348,642	104,585
Long-Term Stock Plan for Mid-States Division	—	300
Public Offering	6,325,000	—

Total shares issued	7,024,837	537,796

•	During the six months ended March 31, 2007, we repaid all amounts outstanding under our credit facilities, which represented a $382.4 million use of cash. The repayment reflects the positive impact of our strong operating cash flow during fiscal 2007 and the net proceeds received from our December 2006 offering.

•	During the six months ended March 31, 2007, we paid $54.6 million in cash dividends compared with $50.9 million for the six months ended March 31, 2006. The increase in dividends paid over the prior-year period reflects the increase in our dividend rate from $0.63 per share during the six months ended March 31, 2006 to $0.64 per share during the six months ended March 31, 2007 combined with share issuances in connection with our December 2006 equity offering and new share issuances under our various plans.

Credit Facilities

As of March 31, 2007, we maintained three short-term committed credit facilities totaling $918 million. We also maintain one uncommitted credit facility totaling $25 million and, through AEM, a second uncommitted credit facility that can provide up to $580 million. Borrowings under our uncommitted credit facilities are made on a when-and-as-needed basis at the discretion of the banks. Our credit capacity and the amount of unused borrowing capacity are affected by the seasonal nature of the natural gas business and our short-term borrowing requirements, which are typically highest during colder winter months. Our working capital needs can vary significantly due to changes in the price of natural gas charged by suppliers and the increased gas supplies required to meet customers’ needs during periods of cold weather.

As of March 31, 2007, the amount available to us under our credit facilities, net of outstanding letters of credit, was $956.7 million. We believe these credit facilities, combined with our operating cash flows will be sufficient to fund our working capital needs. These facilities are described in further detail in Note 4 to the unaudited condensed consolidated financial statements.

Shelf Registration

On December 4, 2006, we filed a registration statement with the SEC to issue, from time to time, up to $900 million in new common stock and/or debt securities available for issuance, including approximately $401.5 million of capacity carried over from our prior shelf registration statement filed with the SEC in August 2004. In December 2006, we sold approximately 6.3 million shares of common stock and used the net proceeds to reduce short-term debt. After this issuance, we have approximately $701 million of availability remaining under the registration statement. However, due to certain restrictions placed by one state regulatory commission on our ability to issue securities under the registration statement, we now have remaining and available for issuance a total of approximately $100 million of equity securities, $300 million of senior debt securities and $300 million of subordinated debt securities. In addition, due to restrictions imposed by another state regulatory commission, if the credit ratings on our senior unsecured debt were to fall below investment grade from either Standard & Poor’s Corporation (BBB-), Moody’s Investors Services, Inc. (Baa3) or Fitch Ratings, Ltd. (BBB-), our ability to issue any type of debt securities under the registration statement would be suspended until an investment grade rating from any of the three credit rating agencies was achieved.

Debt Covenants

We were in compliance with all of our debt covenants as of March 31, 2007. Our debt covenants are described in Note 4 to the unaudited condensed consolidated financial statements.

Credit Ratings

Our credit ratings directly affect our ability to obtain short-term and long-term financing, in addition to the cost of such financing. In determining our credit ratings, the rating agencies consider a number of quantitative factors, including debt to total capitalization, operating cash flow relative to outstanding debt, operating cash flow coverage of interest and pension liabilities and funding status. In addition, the rating agencies consider qualitative factors such as consistency of our earnings over time, the quality of our management and business strategy, the risks associated with our utility and nonutility businesses and the regulatory structures that govern our rates in the states in which we operate.

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

Capitalization

As noted above, our capitalization is a leading quantitative factor used to determine our credit ratings. The following table presents our capitalization as of March 31, 2007 September 30, 2006 and March 31, 2006.

	March 31,		September 30,		March 31,
	2007		2006		2006
	(In thousands, except percentages)

Short-term debt	$—	—%	$382,416	9.1%	$262,315	6.3%
Long-term debt	2,181,563	51.9%	2,183,548	51.8%	2,184,428	52.6%
Shareholders’ equity	2,021,953	48.1%	1,648,098	39.1%	1,706,291	41.1%

Total capitalization	$4,203,516	100.0%	$4,214,062	100.0%	$4,153,034	100.0%

Total debt as a percentage of total capitalization, including short-term debt, was 51.9 percent at March 31, 2007, 60.9 percent at September 30, 2006 and 58.9 percent at March 31, 2006. The decrease in the debt to capitalization ratio was primarily attributable to the application of the net proceeds provided from our equity offering in December 2006 to repay a portion of our short-term debt. Our ratio of total debt to capitalization is typically greater during the winter heating season as we make additional short-term borrowings to fund natural gas purchases and meet our working capital requirements. We intend to maintain our capitalization ratio in a target range of 50 to 55 percent through cash flow generated from operations, continued issuance of new common stock under our Direct Stock Purchase Plan and Retirement Savings Plan, access to the equity capital markets and reduced annual maintenance and capital expenditures.

Contractual Obligations and Commercial Commitments

Significant commercial commitments are described in Note 8 to the unaudited condensed consolidated financial statements. There were no significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2007.

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

We record our derivatives as a component of risk management assets and liabilities, which are classified as current or noncurrent based upon the anticipated settlement date of the underlying derivative. Substantially all of our derivative financial instruments are valued using external market quotes and indices. The following tables show the components of the change in the fair value of our utility and natural gas marketing commodity derivative contracts for the three and six months ended March 31, 2007 and 2006:

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		Natural Gas		Natural Gas
	Utility	Marketing	Utility	Marketing
	(In thousands)

Fair value of contracts at beginning of period	$(33,315)	$74,963	$38,273	$(59,368)
Contracts realized/settled	(11,761)	(72,486)	(3,057)	50,691
Fair value of new contracts	649	—	(2,659)	—
Other changes in value	48,229	(27,471)	(20,205)	5,263

Fair value of contracts at end of period	$3,802	$(24,994)	$12,352	$(3,414)

	Six Months Ended		Six Months Ended
	March 31, 2007		March 31, 2006
		Natural Gas		Natural Gas
	Utility	Marketing	Utility	Marketing
	(In thousands)

Fair value of contracts at beginning of period	$(27,209)	$15,003	$93,310	$(61,898)
Contracts realized/settled	(27,518)	(26,587)	26,898	23,022
Fair value of new contracts	(1,261)	—	(4,760)	—
Other changes in value	59,790	(13,410)	(103,096)	35,462

Fair value of contracts at end of period	$3,802	$(24,994)	$12,352	$(3,414)

The fair value of our utility and natural gas marketing derivative contracts at March 31, 2007, is segregated below by time period and fair value source:

	Fair Value of Contracts at March 31, 2007
	Maturity in Years
				Greater	Total Fair
Source of Fair Value	Less than 1	1-3	4-5	Than 5	Value
	(In thousands)

Prices actively quoted	$(27,996)	$7,481	$—	$—	$(20,515)
Prices based on models and other valuation methods	137	(814)	—	—	(677)

Total Fair Value	$(27,859)	$6,667	$—	$—	$(21,192)

Storage and Hedging Outlook

AEM participates in transactions in which it seeks to find and profit from pricing differences that occur over time. AEM purchases physical natural gas and then sells financial contracts at advantageous prices to lock in a gross profit margin, which we refer to as the economic gross profit. AEM is able to capture the economic gross profit through the arbitrage of pricing differences in various locations and by recognizing pricing differences that occur over time.

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

AEM continually manages its positions to enhance the economic gross profit it captured in the original transaction. Therefore, AEM may change its scheduled injection and withdrawal plans from one time period to another based on market conditions or adjust the amount of storage capacity it holds on a discretionary basis in an effort to achieve this objective. AEM monitors the impacts of these profit optimization efforts by estimating the economic gross profit that it captured through the purchase and sale of physical natural gas and the associated financial derivatives. The reconciliation below of the economic gross profit, combined with the effect of unrealized gains or losses recognized in accordance with generally accepted accounting principles in the financial statements in prior periods, is presented in order to provide a measure of the potential gross profit that could occur in future periods if AEM’s optimization efforts are fully successful. We consider this measure of potential gross profit a non-GAAP financial measure as it is calculated using both forward-looking and historical financial information. The following table presents, by quarter, AEM’s economic gross profit and its potential future gross profit.

			Associated Net
			Unrealized	Potential
	Net Physical	Economic	Gains (Losses)	Future
Period Ending	Position	Gross Profit	At Period End	Gross Profit
	(Bcf)	(In millions)	(In millions)	(In millions)

September 30, 2006	14.5	$60.0	$(16.0)	$76.0
December 31, 2006	21.0	$60.6	$32.8	$27.8
March 31, 2007	19.6	$10.8	$(24.2)	$35.0

As of March 31, 2007, based upon AEM’s derivatives position and inventory withdrawal schedule, the economic gross profit was $10.8 million. In addition, $24.2 million of net unrealized losses that will reverse when the inventory is withdrawn were recorded in the financial statements as of March 31, 2007. Therefore, the potential future gross profit was $35.0 million. The potential future gross profit amount will not result in an equal increase in future net income as AEM will incur additional storage and other operational expenses to realize this amount.

The economic gross profit is based upon planned injection and withdrawal schedules, and the realization of the economic gross profit is contingent upon the execution of this plan, weather and other execution factors. Since AEM actively manages and optimizes its portfolio to enhance the future profitability of its storage position, it may change its scheduled injection and withdrawal plans from one time period to another based on market conditions. Therefore, we cannot ensure that the economic gross profit or the potential future gross profit calculated as of March 31, 2007 will be fully realized in the future or in what time period. Further, if we experience operational or other issues which limit our ability to optimally manage our stored gas positions, our earnings could be adversely impacted.

Pension and Postretirement Benefits Obligations

For the six months ended March 31, 2007 and 2006 our total net periodic pension and other benefits cost was $24.3 million and $25.0 million. All of these costs are recoverable through our gas utility rates; however, a portion of these costs is capitalized into our utility rate base. The remaining costs are recorded as a component of operation and maintenance expense.

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

During the six months ended March 31, 2007, we contributed $6.0 million to our other postretirement plans, and we expect to contribute a total of approximately $12 million to these plans during fiscal 2007.

OPERATING STATISTICS AND OTHER INFORMATION

The following tables present certain operating statistics for our utility, natural gas marketing, pipeline and storage and other nonutility segments for the three and six-month periods ended March 31, 2007 and 2006.

Utility Sales and Statistical Data

	Three Months Ended		Six Months Ended
	March 31		March 31
	2007	2006	2007	2006

METERS IN SERVICE, end of period
Residential	2,922,314	2,929,613	2,922,314	2,929,613
Commercial	276,901	278,657	276,901	278,657
Industrial	2,745	3,070	2,745	3,070
Agricultural	8,499	9,152	8,499	9,152
Public-authority and other	8,219	8,216	8,219	8,216

Total meters	3,218,678	3,228,708	3,218,678	3,228,708

INVENTORY STORAGE BALANCE — Bcf	31.4	38.8	31.4	38.8
HEATING DEGREE DAYS(1)
Actual (weighted average)	1,575	1,330	2,710	2,387
Percent of normal	100%	84%	101%	88%
UTILITY SALES VOLUMES — MMcf(2)
Gas sales volumes
Residential	82,901	65,869	133,600	119,578
Commercial	39,474	33,833	66,559	62,972
Industrial	7,568	8,054	13,303	17,063
Agricultural	87	316	197	356
Public authority and other	3,826	3,649	6,597	6,940

Total gas sales volumes	133,856	111,721	220,256	206,909
Utility transportation volumes	40,811	32,838	74,694	64,594

Total utility throughput	174,667	144,559	294,950	271,503

UTILITY OPERATING REVENUES (000’s)(2)
Gas sales revenues
Residential	$925,632	$884,126	$1,500,368	$1,667,472
Commercial	402,010	408,153	685,043	832,491
Industrial	64,293	77,386	118,276	205,857
Agricultural	729	2,850	1,304	3,636
Public-authority and other	37,884	43,240	65,053	87,211

Total utility gas sales revenues	1,430,548	1,415,755	2,370,044	2,796,667
Transportation revenues	19,107	19,192	34,957	35,059
Other gas revenues	11,378	12,673	20,276	20,904

Total utility operating revenues	$1,461,033	$1,447,620	$2,425,277	$2,852,630

Utility average transportation revenue per Mcf	$0.47	$0.58	$0.47	$0.54
Utility average cost of gas per Mcf sold	$8.33	$10.13	$8.25	$10.91

See footnotes following these tables.

Natural Gas Marketing, Pipeline and Storage and Other Nonutility Operations Sales and Statistical Data

	Three Months Ended		Six Months Ended
	March 31		March 31
	2007	2006	2007	2006

CUSTOMERS, end of period
Industrial	717	665	717	665
Municipal	62	70	62	70
Other	453	412	453	412

Total	1,232	1,147	1,232	1,147

INVENTORY STORAGE BALANCE — Bcf
Natural gas marketing	21.2	23.2	21.2	23.2
Pipeline and storage	1.0	2.1	1.0	2.1

Total	22.2	25.3	22.2	25.3

NATURAL GAS MARKETING SALES VOLUMES — MMcf(2)	114,110	82,384	202,148	170,206
PIPELINE TRANSPORTATION VOLUMES — MMcf(2)	201,763	150,925	374,522	297,879
OPERATING REVENUES (000’s)(2)
Natural gas marketing	$795,041	$818,629	$1,506,735	$1,920,474
Pipeline and storage	59,362	45,483	109,214	85,195
Other nonutility	783	1,595	2,136	3,087

Total operating revenues	$855,186	$865,707	$1,618,085	$2,008,756

Notes to preceding tables:

(1)	A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to compare relative temperatures between one geographic area and another. Normal degree days are based on 30-year average National Weather Service data for selected locations. For service areas that have weather normalized operations, normal degree days are used instead of actual degree days in computing the total number of heating degree days.

(2)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

Recent Ratemaking Developments

The following describes the significant ratemaking developments that occurred during the six months ended March 31, 2007. The amounts described below represent the gross revenues that were requested or received in the rate filing, which may not necessarily reflect the increase in operating income obtained, as certain operating costs may have increased as a result of a commission’s final ruling.

Atmos Energy Colorado-Kansas Division.  In December 2006, the Colorado-Kansas Division filed its third annual ad valorem tax surcharge for $1.5 million. The surcharge is designed to collect Kansas property taxes in excess of the amount included in Atmos’ most recent general rate case. We began to bill this surcharge in January 2007.

Atmos Energy Kentucky/Mid-States Division.  In April 2006, Atmos filed a rate case in its Missouri service area seeking a rate increase of $3.4 million, the consolidation of rates for its Missouri properties into three sets of regional rates and the current purchased gas adjustment (PGA) into one statewide PGA and a

WNA mechanism. The Missouri Commission issued an order in March 2007 approving a settlement with rate design changes including revenue decoupling through the recovery of all non-gas cost revenues through fixed monthly charges and no rate increase.

In November 2005, we received a notice from the TRA that it was opening an investigation into allegations by the Consumer Advocate and Protection Division of the Tennessee Attorney General’s Office that we were overcharging customers in parts of Tennessee by approximately $10 million per year. A hearing was held in August 2006. Of the $10 million rate reduction requested by the Consumer Advocate and Protection Division, the TRA approved a $6.1 million rate reduction in October 2006, which became effective in December 2006.

In February 2005, the Attorney General of the State of Kentucky filed a complaint with the Kentucky Public Service Commission (KPSC) alleging that our rates were producing revenues in excess of reasonable levels. We answered the complaint and filed a Motion to Dismiss with the KPSC. In February 2006, the KPSC issued an order denying our Motion to Dismiss but stated that the Attorney General had not met his burden of proof concerning his complaint. In November 2006, we requested dismissal of the case through our filing a notice of intent to file a general rate case in December 2006. Upon receipt of the notice of intent, the KPSC suspended the procedural schedule until it issues a decision regarding the motion for dismissal. A hearing is scheduled for July 2007. We believe that the Attorney General will not be able to demonstrate that our present rates are in excess of reasonable levels.

As discussed above, in December 2006, the Company filed a rate application for an increase in base rates of $10.4 million in Kentucky. Additionally, we proposed to implement a process to review our rates annually and to collect the bad debt portion of gas costs directly rather than through the base rate. A decision is expected in the case in July 2007.

Atmos Energy Louisiana Division.  In May 2006, the LPSC voted to approve a settlement which included renewal of the RSC for both the LGS and TransLa service areas with provisions that should reduce regulatory lag. The first RSC filing was in August 2006 for approximately $10.8 million, based on a test year ended December 31, 2005, for the LGS service area. The Company reached a settlement agreement on the case in December 2006, which resulted in an increase in annual revenue of $9.5 million. The first filing for the TransLa service area for approximately $1.8 million was made in December 2006. The Company reached a settlement agreement on the case in March 2007 which resulted in an increase of $1.4 million in annual revenue effective April 1, 2007. The 2006 RSC filing for the LGS service area was filed in March 2007 seeking an approximate $0.8 million annual increase in rates. The effective date for any rate adjustment will be July 1, 2007.

Atmos Energy Mid-Tex Division.  In May 2006, the Mid-Tex Division filed a Statement of Intent with the Railroad Commission of Texas (RRC), which consolidated approximately 80 “show cause” resolutions and sought incremental annual revenues of approximately $60 million and several rate design changes. In March 2007, the RRC issued an order, which increases the Mid-Tex Division’s annual revenues by approximately $4.8 million and establishes a permanent WNA based on 10-year average weather effective for the months of November through April of each year. The RRC also approved a cost allocation method that eliminates a subsidy received from industrial and transportation customers and increases the revenue responsibility for residential and commercial customers. However, the order also requires a refund of amounts collected from our 2003 — 2005 GRIP filings of approximately $2.3 million, consisting of $2.2 million plus interest and reduces our total return to 7.903 percent from 8.258 percent based on a capital structure of 48.1 percent equity and 51.9 percent debt with a return on equity of 10 percent.

On April 18, 2007, the parties in the rate case, including Atmos Energy, filed motions for rehearing with the RRC concerning various aspects of the RRC’s order. We cannot predict at this time whether the RRC will grant these motions for rehearing or the impact on us if these motions are granted.

In September 2006, the Mid-Tex Division filed its annual gas cost reconciliation with the RRC. The filing reflects approximately $24 million in refunds of amounts that were overcollected from customers between July

2005 and June 2006. The Mid-Tex Division received approval to refund these amounts over a six-month period which began in November 2006.

The Mid-Tex Division is also pursuing an appeal to the Travis County District Court of the Final Order in its previous system-wide rate case completed in May 2004 to obtain a return of and on its investment associated with the Poly I replacement pipe that was originally disallowed in its rate case completed in May 2004. The Travis County District Court upheld the Commission’s final order. An appeal to the Court of Appeals in Travis County has been prepared and initial briefs have been filed, but no reply briefing or hearing schedule has been established.

RECENT ACCOUNTING DEVELOPMENTS

Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our annual report on Form 10-K for the year ended September 30, 2006. During the six months ended March 31, 2007, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed in this quarterly report is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In addition, there were no changes during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the six months ended March 31, 2007, there were no material changes in the status of the litigation and environmental-related matters that were disclosed in Note 13 to our annual report on Form 10-K for the year ended September 30, 2006. We continue to believe that the final outcome of such litigation and environmental-related matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Atmos Energy Corporation on February 7, 2007, 73,922,748 votes were cast as follows:

	Votes	Votes	Votes	Broker
	For	Withheld	Abstaining	Non-Votes

Class III Directors:
Robert W. Best	56,225,642	17,697,106	—	—
Thomas J. Garland	72,427,058	1,495,690	—	—
Phillip E. Nichol	72,217,982	1,704,766	—	—
Charles K. Vaughan	61,575,002	12,347,746	—	—
Approval of amendment to the 1998 Long-Term Incentive Plan to increase the number of shares reserved for issuance under the Plan by 2,500,000 and extend the term of the Plan for an additional three years	46,480,494	11,851,342	683,690	14,907,222
Approval of amendment to the Annual Incentive Plan for Management to extend the term of the Plan for an additional five years	68,934,473	4,204,122	784,133	20

Mr. Gene C. Koonce, a Class I director, retired on February 7, 2007, at the conclusion of the Annual Meeting of Shareholders, in accordance with the Board’s mandatory retirement policy. The other directors will continue to serve until the expiration of their terms. The term of the Class I directors, Travis W. Bain II, Dan Busbee and Richard K. Gordon, will expire in 2008. The term of the Class II directors, Richard W. Cardin, Thomas C. Meredith, Nancy K. Quinn, Stephen R. Springer and Richard Ware II, will expire in 2009. The term of the Class III directors, Robert W. Best, Thomas J. Garland, Phillip E. Nichol and Charles K. Vaughan, will expire in 2010.

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
John P. Reddy
Senior Vice President and Chief Financial Officer
(Duly authorized signatory)

Date: May 3, 2007

EXHIBITS INDEX
Item 6(a)

Page Number or
Exhibit			Incorporation by
Number		Description	Reference to

3.1		Amended and Restated Articles of Incorporation of Atmos Energy Corporation (as of February 9, 2005)	Exhibit 3(I) to Form 10-Q dated March 31, 2005 (File No. 1-10042)
3.2		Amended and Restated Bylaws of Atmos Energy Corporation (as of May 2, 2007)	Exhibit 3.1 to Form 8-K dated May 2, 2007 (File No. 1-10042)
10	.1*	Amendment No. Two to the Atmos Energy Corporation Performance-Based Supplemental Executive Benefits Plan (Effective Date: August 12, 1998)
10	.2*	Atmos Energy Corporation 1998 Long-Term Incentive Plan (as amended and restated February 9, 2007)
10	.3*	Atmos Energy Corporation Annual Incentive Plan for Management (as amended and restated February 9, 2007)
10.4		Third Amendment, dated as of March 30, 2007, to the Uncommitted Second Amended and Restated Credit Agreement, dated as of March 30, 2005, as amended by the First Amendment, dated November 28, 2005, the Second Amendment, dated March 31, 2006, and as otherwise amended, restated, supplemented or modified prior to the date thereof, among Atmos Energy Marketing, LLC, a Delaware limited liability company, the financial institutions from time to time parties thereto (the “Banks”), Fortis Capital Corp., a Connecticut corporation, as Joint Lead Arranger and Joint Bookrunner, as Administrative Agent for the Banks, as Collateral Agent, as an Issuing Bank, and as a Bank; BNP Paribas, a bank organized under the laws of France, as Joint Lead Arranger and Joint Bookrunner, and as Documentation Agent, as an Issuing Bank, and as a Bank; and Société Générale, as Syndication Agent and as a Bank	Exhibit 10.1 to Form 8-K dated March 30, 2007 (File No. 1-10042)
12		Computation of ratio of earnings to fixed charges
15		Letter regarding unaudited interim financial information
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certifications**

*	This exhibit constitutes a “management contract or compensatory plan, contract, or arrangement.”

**	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.