Form 10-Q
period 2007-12-31
ATMOS ENERGY CORP
filed 2008-02-06
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

Number of shares outstanding of each of the issuer’s classes of common stock, as of January 30, 2007.

Class	Shares Outstanding

No Par Value	89,957,651

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATMOS ENERGY CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
ATMOS ENERGY CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME
ATMOS ENERGY CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ATMOS ENERGY CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business
2. Unaudited Interim Financial Information
3. Derivative Instruments and Hedging Activities
4. Debt
5. Public Offering
6. Earnings Per Share
7. Interim Pension and Other Postretirement Benefit Plan Information
8. Commitments and Contingencies
9. Concentration of Credit Risk
10. Segment Information
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
OVERVIEW
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
RESULTS OF OPERATIONS
Liquidity and Capital Resources
Cash Flows
Credit Facilities
Shelf Registration
Credit Ratings
Debt Covenants
Capitalization
Contractual Obligations and Commercial Commitments
Risk Management Activities
Pension and Postretirement Benefits Obligations
OPERATING STATISTICS AND OTHER INFORMATION
RECENT ACCOUNTING DEVELOPMENTS
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits
SIGNATURES
EXHIBITS INDEX Item 6(a)
Computation of Ratio of Earning to Fixed Charges
Letter Regarding Unaudited Interim Financial Information
Rule 13a-14(a)/15d-14(a) Certifications
Section 1350 Certifications

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AES	Atmos Energy Services, LLC
APS	Atmos Pipeline and Storage, LLC
Bcf	Billion cubic feet
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
Fitch	Fitch Ratings, Ltd.
GRIP	Gas Reliability Infrastructure Program
KCC	Kansas Corporation Commission
LGS	Louisiana Gas Service Company and LGS Natural Gas Company, which were acquired July 1, 2001
LPSC	Louisiana Public Service Commission
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
RRC	Railroad Commission of Texas
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
TRA	Tennessee Regulatory Authority
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Property, plant and equipment	$5,467,260	$5,396,070
Less accumulated depreciation and amortization	1,579,134	1,559,234

Net property, plant and equipment	3,888,126	3,836,836
Current assets
Cash and cash equivalents	51,874	60,725
Cash held on deposit in margin account	—	—
Accounts receivable, net	776,866	380,133
Gas stored underground	564,426	515,128
Other current assets	126,855	112,909

Total current assets	1,520,021	1,068,895
Goodwill and intangible assets	737,536	737,692
Deferred charges and other assets	254,080	253,494

	$6,399,763	$5,896,917

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding:
December 31, 2007 — 89,906,989 shares;
September 30, 2007 — 89,326,537 shares	$450	$447
Additional paid-in capital	1,713,043	1,700,378
Retained earnings	325,183	281,127
Accumulated other comprehensive loss	(6,193)	(16,198)

Shareholders’ equity	2,032,483	1,965,754
Long-term debt	2,124,915	2,126,315

Total capitalization	4,157,398	4,092,069
Current liabilities
Accounts payable and accrued liabilities	739,807	355,255
Other current liabilities	389,937	409,993
Short-term debt	202,244	150,599
Current maturities of long-term debt	3,618	3,831

Total current liabilities	1,335,606	919,678
Deferred income taxes	378,425	370,569
Regulatory cost of removal obligation	279,625	271,059
Deferred credits and other liabilities	248,709	243,542

	$6,399,763	$5,896,917

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31
	2007	2006
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Natural gas distribution segment	$928,177	$964,244
Regulated transmission and storage segment	45,046	39,872
Natural gas marketing segment	840,717	711,694
Pipeline, storage and other segment	6,727	11,333
Intersegment eliminations	(163,157)	(124,510)

	1,657,510	1,602,633
Purchased gas cost
Natural gas distribution segment	654,977	701,676
Regulated transmission and storage segment	—	—
Natural gas marketing segment	794,754	648,560
Pipeline, storage and other segment	729	225
Intersegment eliminations	(162,588)	(123,420)

	1,287,872	1,227,041

Gross profit	369,638	375,592
Operating expenses
Operation and maintenance	121,189	115,370
Depreciation and amortization	48,513	48,995
Taxes, other than income	41,427	40,067

Total operating expenses	211,129	204,432

Operating income	158,509	171,160
Miscellaneous income (expense)	(93)	1,579
Interest charges	36,817	39,532

Income before income taxes	121,599	133,207
Income tax expense	47,796	51,946

Net income	$73,803	$81,261

Basic net income per share	$0.83	$0.98

Diluted net income per share	$0.82	$0.97

Cash dividends per share	$0.325	$0.320

Weighted average shares outstanding:
Basic	89,006	82,726

Diluted	89,608	83,350

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31
	2007	2006
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$73,803	$81,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Charged to depreciation and amortization	48,513	48,995
Charged to other accounts	23	83
Deferred income taxes	11,978	13,869
Other	4,406	4,718
Net assets / liabilities from risk management activities	(11,586)	(34,857)
Net change in operating assets and liabilities	(65,700)	50,900

Net cash provided by operating activities	61,437	164,969
Cash Flows From Investing Activities
Capital expenditures	(94,155)	(86,986)
Other, net	(1,874)	(1,324)

Net cash used in investing activities	(96,029)	(88,310)
Cash Flows From Financing Activities
Net increase (decrease) in short-term debt	50,690	(227,945)
Repayment of long-term debt	(1,741)	(1,717)
Cash dividends paid	(29,178)	(26,261)
Issuance of common stock	5,970	5,594
Net proceeds from equity offering	—	192,261

Net cash provided by (used in) financing activities	25,741	(58,068)

Net increase (decrease) in cash and cash equivalents	(8,851)	18,591
Cash and cash equivalents at beginning of period	60,725	75,815

Cash and cash equivalents at end of period	$51,874	$94,406

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2007

1.	Nature of Business

Atmos Energy Corporation (“Atmos” or the “Company”) and our subsidiaries are engaged primarily in the regulated natural gas distribution and transmission and storage businesses as well as certain other nonregulated businesses. Through our natural gas distribution business, we distribute natural gas through sales and transportation arrangements to approximately 3.2 million residential, commercial, public authority and industrial customers through our six regulated natural gas distribution divisions, in the service areas described below:

Division	Service Area

Atmos Energy Colorado-Kansas Division	Colorado, Kansas, Missouri(1)
Atmos Energy Kentucky/Mid-States Division	Georgia(1), Illinois(1), Iowa(1), Kentucky, Missouri(1), Tennessee, Virginia(1)
Atmos Energy Louisiana Division	Louisiana
Atmos Energy Mid-Tex Division	Texas, including the Dallas/Fort Worth metropolitan area
Atmos Energy Mississippi Division	Mississippi
Atmos Energy West Texas Division	West Texas

(1)	Denotes locations where we have more limited service areas.

In addition, we transport natural gas for others through our distribution system. Our natural gas distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our natural gas distribution divisions operate. Our corporate headquarters and shared-services function are located in Dallas, Texas, and our customer support centers are located in Amarillo and Waco, Texas.

Our regulated transmission and storage business consists of the regulated operations of our Atmos Pipeline — Texas Division. The Atmos Pipeline — Texas Division transports natural gas to our Mid-Tex Division, transports natural gas for third parties and manages five underground storage reservoirs in Texas. We also provide ancillary services customary to the pipeline industry including parking arrangements, lending and sales of inventory on hand. Parking arrangements provide short-term interruptible storage of gas on our pipeline. Lending services provide short-term interruptible loans of natural gas from our pipeline to meet market demands.

Our nonregulated businesses operate in 22 states and include our natural gas marketing operations and pipeline, storage and other operations. These businesses are operated through various wholly-owned subsidiaries of Atmos Energy Holdings, Inc. (AEH), which is wholly-owned by the Company and based in Houston, Texas.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Because of seasonal and other factors, the results of operations for the three-month period ended December 31, 2007 are not indicative of expected results of operations for the full 2008 fiscal year, which ends September 30, 2008.

Significant accounting policies

Our accounting policies are described in Note 2 to our Annual Report on Form 10-K for the year ended September 30, 2007. Except for the Company’s adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), discussed below, there were no significant changes to those accounting policies during the three months ended December 31, 2007.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

We adopted the provisions of FIN 48 on October 1, 2007. As a result of adopting FIN 48, we determined that we had $6.1 million of liabilities associated with uncertain tax positions. Of this amount, $0.5 million was recognized as a result of adopting FIN 48 with an offsetting reduction to retained earnings. As of December 31, 2007, we had recorded liabilities associated with uncertain tax positions totaling $6.1 million. The realization of all of these tax benefits would reduce our income tax expense by approximately $6.1 million.

Prior to October 1, 2007, the $5.6 million liability previously recorded for uncertain tax positions was reflected on the consolidated balance sheet as a component of deferred income taxes. As a result of adopting FIN 48, we recorded a $3.7 million liability as a component of other current liabilities and $2.4 million as a

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component of deferred credits and other liabilities, with offsetting decreases to the deferred income tax liability.

We recognize accrued interest related to unrecognized tax benefits as a component of interest expense. We recognize penalties related to unrecognized tax benefits as a component of miscellaneous income (expense) in accordance with regulatory requirements. For the three months ended December 31, 2007 we recognized $0.2 million in penalties and interest.

We file income tax returns in the U.S. federal jurisdiction as well as in various states where we have operations. We have concluded substantially all U.S. federal income tax matters through fiscal year 2001. The Internal Revenue Service is currently conducting a routine examination of our fiscal 2002, 2003 and 2004 tax returns, and we anticipate these examinations will be completed by the end of fiscal 2008. We believe all material tax items which relate to the years under audit have been properly accrued.

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

Significant regulatory assets and liabilities as of December 31, 2007 and September 30, 2007 included the following:

	December 31,	September 30,
	2007	2007
	(In thousands)

Regulatory assets:
Pension and postretirement benefit costs	$56,889	$59,022
Merger and integration costs, net	7,893	7,996
Deferred gas cost	52,164	14,797
Environmental costs	1,270	1,303
Rate case costs	11,737	10,989
Deferred franchise fees	776	796
Other	10,299	10,719

	$141,028	$105,622

Regulatory liabilities:
Deferred gas cost	$43,162	$84,043
Regulatory cost of removal obligation	299,401	295,241
Deferred income taxes, net	165	165
Other	7,433	7,503

	$350,161	$386,952

Currently, our authorized rates do not include a return on certain of our merger and integration costs; however, we recover the amortization of these costs. Merger and integration costs, net, are generally amortized

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on a straight-line basis over estimated useful lives ranging up to 20 years. Environmental costs have been deferred to be included in future rate filings in accordance with rulings received from various state regulatory commissions.

Comprehensive income

The following table presents the components of comprehensive income, net of related tax, for the three-month periods ended December 31, 2007 and 2006:

	Three Months Ended
	December 31
	2007	2006
	(In thousands)

Net income	$73,803	$81,261
Unrealized holding gains on investments, net of tax expense of $714 and $883	1,165	1,441
Amortization of interest rate hedging transactions, net of tax expense of $482 and $528	787	860
Net unrealized gains on commodity hedging transactions, net of tax expense of $4,937 and $7,219	8,053	11,778

Comprehensive income	$83,808	$95,340

Accumulated other comprehensive loss, net of tax, as of December 31, 2007 and September 30, 2007 consisted of the following unrealized gains (losses):

	December 31,	September 30,
	2007	2007
	(In thousands)

Accumulated other comprehensive loss:
Unrealized holding gains on investments	$3,972	$2,807
Treasury lock agreements	(13,465)	(14,252)
Cash flow hedges	3,300	(4,753)

	$(6,193)	$(16,198)

Recently issued accounting pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 141 (revised 2007), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The provisions of this standard will apply to acquisitions we complete after October 1, 2009.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statement, an amendment of ARB No. 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The provisions of the standard will be effective for us beginning October 1, 2009. This

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standard is not expected to have a material impact on our financial position, results of operations or cash flows.

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

The following table shows the fair values of our risk management assets and liabilities by segment at December 31, 2007 and September 30, 2007:

	Natural	Natural
	Gas	Gas
	Distribution	Marketing	Total
	(In thousands)

December 31, 2007:
Assets from risk management activities, current	$—	$46,660	$46,660
Assets from risk management activities, noncurrent	—	6,362	6,362
Liabilities from risk management activities, current	(21,528)	(952)	(22,480)
Liabilities from risk management activities, noncurrent	—	(211)	(211)

Net assets (liabilities)	$(21,528)	$51,859	$30,331

September 30, 2007:
Assets from risk management activities, current	$—	$21,849	$21,849
Assets from risk management activities, noncurrent	—	5,535	5,535
Liabilities from risk management activities, current	(21,053)	(286)	(21,339)
Liabilities from risk management activities, noncurrent	—	(290)	(290)

Net assets (liabilities)	$(21,053)	$26,808	$5,755

Natural Gas Distribution Hedging Activities

We use a combination of physical storage, fixed physical contracts and fixed financial contracts to partially insulate us and our customers against gas price volatility during the winter heating season. Because the gains or losses of financial derivatives used in our natural gas distribution segment ultimately are recovered through our rates, current period changes in the assets and liabilities from these risk management activities are recorded as a component of deferred gas costs in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation. Accordingly, there is no earnings impact on our natural gas distribution segment as a result of the use of financial derivatives.

Nonregulated Hedging Activities

AEH manages its exposure to the risk of natural gas price changes through a combination of physical storage and financial derivatives, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. Our financial derivative activities include fair value hedges to offset changes in

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of our natural gas inventory and cash flow hedges to offset anticipated purchases and sales of gas in the future. AEH also utilizes basis swaps and other non-hedge derivative instruments to manage its exposure to market volatility.

For the three-month period ended December 31, 2007, the change in the deferred hedging position in accumulated other comprehensive loss was attributable to increases in future commodity prices relative to the commodity prices stipulated in the derivative contracts, and the recognition for the three months ended December 31, 2007 of $5.5 million in net deferred hedging losses in net income when the derivative contracts matured according to their terms. The net deferred hedging gain associated with open cash flow hedges remains subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. Most of the deferred hedging balance as of December 31, 2007 is expected to be recognized in net income in fiscal 2008 along with the corresponding hedged purchases and sales of natural gas.

Our hedge ineffectiveness primarily results from differences in the location and timing of the derivative hedging instrument and the hedged item and could materially affect our results as ineffectiveness is recognized in the income statement. Fair value and cash flow hedge ineffectiveness arising from natural gas market price differences between the locations of the hedged inventory and the delivery location specified in the hedge instruments is referred to as basis ineffectiveness. Fair value hedge ineffectiveness arising from the timing of the settlement of physical contracts and the settlement of the related fair value hedge is referred to as timing ineffectiveness. Gains and losses arising from basis and timing ineffectiveness for the three months ended December 31, 2007 and 2006 are as follows:

	Three Months Ended
	December 31
	2007	2006
	(In thousands)

Basis ineffectiveness:
Fair value basis ineffectiveness	$1,956	$(646)
Cash flow basis ineffectiveness	759	124

Total basis ineffectiveness	2,715	(522)
Timing ineffectiveness:
Fair value timing ineffectiveness	99	(1,284)

Total hedge ineffectiveness	$2,814	$(1,806)

Under our risk management policies, we seek to match our financial derivative positions to our physical storage positions as well as our expected current and future sales and purchase obligations to maintain no net open positions at the end of each trading day. The determination of our net open position as of any day, however, requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. We may also be affected by intraday fluctuations of gas prices, since the price of natural gas purchased or sold for future delivery earlier in the day may not be hedged until later in the day. At times, limited net open positions related to our existing and anticipated commitments may occur. At the close of business on December 31, 2007, AEH had a net open position (including existing storage) of 0.1 Bcf.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Debt

Long-term debt

Long-term debt at December 31, 2007 and September 30, 2007 consisted of the following:

	December 31,	September 30,
	2007	2007
	(In thousands)

Unsecured 4.00% Senior Notes, due 2009	$400,000	$400,000
Unsecured 7.375% Senior Notes, due 2011	350,000	350,000
Unsecured 10% Notes, due 2011	2,303	2,303
Unsecured 5.125% Senior Notes, due 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	500,000
Unsecured 6.35% Senior Notes, due 2017	250,000	250,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Medium term notes
Series A, 1995-2, 6.27%, due 2010	10,000	10,000
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
First Mortgage Bonds
Series P, 10.43% due 2013	6,250	7,500
Other term notes due in installments through 2013	3,399	3,890

Total long-term debt	2,131,952	2,133,693
Less:
Original issue discount on unsecured senior notes and debentures	(3,419)	(3,547)
Current maturities	(3,618)	(3,831)

	$2,124,915	$2,126,315

Short-term debt

At December 31, 2007 and September 30, 2007, there was $202.2 million and $150.6 million outstanding under our commercial paper program and bank credit facilities.

Shelf Registration

On December 4, 2006, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $900 million in new common stock and/or debt securities available for issuance. As of December 31, 2007, we had approximately $450 million of availability remaining under the registration statement. Due to certain restrictions placed by one state regulatory commission on our ability to issue securities under the registration statement, we are permitted to issue a total of approximately $100 million of equity securities, $50 million of senior debt securities and $300 million of subordinated debt securities. In addition, due to restrictions imposed by another state regulatory commission, if the credit ratings on our senior unsecured debt were to fall below investment grade from either Standard & Poor’s Corporation (BBB-), Moody’s Investors Services, Inc. (Baa3) or Fitch Ratings, Ltd. (BBB-), our ability to issue any type of debt securities under the registration statement would be suspended until an investment grade rating from all of the three credit rating agencies was achieved.

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

Committed credit facilities

As of December 31, 2007, we had three short-term committed revolving credit facilities totaling $918 million. The first facility is a five-year unsecured facility, expiring December 2011, for $600 million that bears interest at a base rate or at the LIBOR rate for the applicable interest period, plus from 0.30 percent to 0.75 percent, based on the Company’s credit ratings, and serves as a backup liquidity facility for our $600 million commercial paper program. At December 31, 2007, there was $202.2 million outstanding under our commercial paper program.

We have a second unsecured facility in place which is a 364-day facility for $300 million that bears interest at a base rate or the LIBOR rate for the applicable interest period, plus from 0.30 percent to 0.75 percent, based on the Company’s credit ratings. This facility was replaced by another 364-day facility in November 2007 with no material changes to its terms and pricing. At December 31, 2007, there were no borrowings under this facility.

We have a third unsecured facility in place for $18 million that bears interest at the Federal Funds rate plus 0.5 percent. This facility expires in March 2008. At December 31, 2007, there were no borrowings under this facility.

The availability of funds under our credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in our revolving credit facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At December 31, 2007, our total-debt-to-total-capitalization ratio, as defined, was 56 percent. In addition, both the interest margin over the Eurodollar rate and the fee that we pay on unused amounts under our revolving credit facilities are subject to adjustment depending upon our credit ratings. The revolving credit facilities each contain the same limitation with respect to our total-debt-to-total-capitalization ratio.

Uncommitted credit facilities

AEM has a $580 million uncommitted demand working capital credit facility that expires March 31, 2008. Borrowings under the credit facility can be made either as revolving loans or offshore rate loans. Revolving loan borrowings will bear interest at a floating rate equal to a base rate defined as the higher of (i) 0.50 percent per annum above the Federal Funds rate or (ii) the lender’s prime rate plus 0.25 percent. Offshore rate loan borrowings will bear interest at a floating rate equal to a base rate based upon LIBOR for the applicable interest period plus an applicable margin, ranging from 1.25 percent to 1.625 percent per annum, depending on the excess tangible net worth of AEM, as defined in the credit facility. Borrowings drawn down under letters of credit issued by the banks will bear interest at a floating rate equal to the base rate, as defined above, plus an applicable margin, which will range from 1.00 percent to 1.875 percent per annum, depending on the excess tangible net worth of AEM and whether the letters of credit are swap-related standby letters of credit.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AEM is required by the financial covenants in the credit facility not to exceed a maximum ratio of total liabilities to tangible net worth of 5 to 1, along with minimum levels of net working capital ranging from $20 million to $120 million. Additionally, AEM must maintain a minimum tangible net worth ranging from $21 million to $121 million, and must not have a maximum cumulative loss for the most recent 12 month accounting period exceeding $4 million to $23 million, depending on the total amount of borrowing elected from time to time by AEM. At December 31, 2007, AEM’s ratio of total liabilities to tangible net worth, as defined, was 1.91 to 1.

At December 31, 2007, there were no borrowings outstanding under this credit facility. However, at December 31, 2007, AEM letters of credit totaling $129.9 million had been issued under the facility, which reduced the amount available by a corresponding amount. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility was $70.1 million at December 31, 2007. This line of credit is collateralized by substantially all of the assets of AEM and is guaranteed by AEH.

The Company also has an unsecured short-term uncommitted credit line of $25 million that is used for working-capital and letter-of-credit purposes. There were no borrowings under this uncommitted credit facility at December 31, 2007, but letters of credit reduced the amount available by $5.4 million. In January 2008, the unused portion of this facility was terminated by the bank and the remaining balance will be terminated as the outstanding letters of credit expire.

The Company has a $200 million intercompany uncommitted revolving credit facility with AEH. This facility bears interest at the lesser of (i) LIBOR plus 0.20 percent or (ii) the marginal borrowing rate available to the Company on any such date under its commercial paper program. Applicable state regulatory commissions have approved this facility through December 31, 2008. At December 31, 2007, there was $57.5 million outstanding under this facility.

AEH has a $200 million intercompany uncommitted demand credit facility with the Company which bears interest at the rate of AEM’s $580 million uncommitted demand working capital credit facility plus 0.25 percent. Applicable state regulatory commissions have approved this facility through December 31, 2008. At December 31, 2007, there were no borrowings under this facility.

In addition, to supplement its $580 million credit facility, AEM has a $175 million intercompany uncommitted demand credit facility with AEH, which bears interest at LIBOR plus 2.75 percent. Any outstanding amounts under this facility are subordinated to AEM’s $580 million uncommitted demand credit facility. At December 31, 2007, there were no borrowings under this facility.

Debt Covenants

We have other covenants in addition to those described above. Our Series P First Mortgage Bonds contain provisions that allow us to prepay the outstanding balance in whole at any time, subject to a prepayment premium. The First Mortgage Bonds provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after December 31, 1985 may not exceed the sum of accumulated net income for periods after December 31, 1985 plus $9 million. At December 31, 2007 approximately $304.8 million of retained earnings was unrestricted with respect to the payment of dividends.

We were in compliance with all of our debt covenants as of December 31, 2007. If we were unable to comply with our debt covenants, we could be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions. Our public debt indentures relating to our senior notes and debentures, as well as our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. In addition,

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AEM’s credit agreement contains a cross-default provision whereby AEM would be in default if it defaults on other indebtedness, as defined, by at least $250 thousand in the aggregate. Additionally, this agreement contains a provision that would limit the amount of credit available if Atmos were downgraded below an S&P rating of BBB and a Moody’s rating of Baa2.

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

6.	Earnings Per Share

Basic and diluted earnings per share for the three months ended December 31, 2007 and 2006 are calculated as follows:

	Three Months Ended December 31
	2007	2006
	(In thousands, except per share amounts)

Net income	$73,803	$81,261

Denominator for basic income per share — weighted average common shares	89,006	82,726
Effect of dilutive securities:
Restricted and other shares	496	453
Stock options	106	171

Denominator for diluted income per share — weighted average common shares	89,608	83,350

Income per share — basic	$0.83	$0.98

Income per share — diluted	$0.82	$0.97

There were no out-of-the-money options excluded from the computation of diluted earnings per share for the three months ended December 31, 2007 and 2006 as their exercise price was less than the average market price of the common stock during that period.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Interim Pension and Other Postretirement Benefit Plan Information

The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three months ended December 31, 2007 and 2006 are presented in the following table. All of these costs are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our gas distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended December 31
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(In thousands)

Components of net periodic pension cost:
Service cost	$3,878	$4,018	$3,341	$2,807
Interest cost	6,736	6,495	2,912	2,640
Expected return on assets	(6,310)	(6,089)	(715)	(597)
Amortization of transition asset	—	—	378	378
Amortization of prior service cost	(171)	45	—	8
Amortization of actuarial loss	1,926	2,434	—	—

Net periodic pension cost	$6,059	$6,903	$5,916	$5,236

The assumptions used to develop our net periodic pension cost for the three months ended December 31, 2007 and 2006 are as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Discount rate	6.30%	6.30%	6.30%	6.30%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.25%	8.25%	5.00%	5.20%

The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. However, additional voluntary contributions are made to satisfy regulatory requirements in certain of our jurisdictions. During the three months ended December 31, 2007, we contributed $2.1 million to our other postretirement plans, and we expect to contribute a total of approximately $12 million to these plans during fiscal 2008.

8.	Commitments and Contingencies

Litigation and Environmental Matters

On December 13, 2007, the Company received data requests from the Division of Investigations of the Office of Enforcement of the Federal Energy Regulatory Commission (the “Commission”) in connection with its investigation into possible violations of the Commission’s posting and competitive bidding regulations for pre-arranged released firm capacity on natural gas pipelines. The data requests include requests for information and documents concerning specified short-term capacity release transportation transactions. We have submitted our responses to the data requests on a timely basis and we intend to fully cooperate with the Commission during its investigation. The Company is currently unable to predict the final outcome of this investigation or the potential impact it could have on the Company’s results of operations, financial condition or cash flows.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Texas Railroad Commission recently issued a directive and is currently developing a rulemaking concerning the replacement of compression couplings at pre-bent gas meter risers which could affect all natural gas utility companies operating in Texas. Compliance with the directive along with adoption of the pending rulemaking will require us to re-direct significant capital spending. These amounts should be recoverable through our rates.

With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 13 to our Annual Report on Form 10-K for the year ended September 30, 2007, except as noted above, there were no material changes in the status of such litigation and environmental-related matters or claims during the three months ended December 31, 2007. We continue to believe that the final outcome of such litigation and environmental-related matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Purchase Commitments

AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At December 31, 2007, AEM was committed to purchase 82.1 Bcf within one year, 32.1 Bcf within one to three years and 0.2 Bcf after three years under indexed contracts. AEM is committed to purchase 2.0 Bcf within one year under fixed price contracts with prices ranging from $6.27 to $9.85. Purchases under these contracts totaled $572.0 million and $420.4 million for the three months ended December 31, 2007 and 2006.

Our natural gas distribution operations, other than the Mid-Tex Division, maintain supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of the individual contract.

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market prices. The estimated fiscal year commitments under these contracts as of December 31, 2007 are as follows (in thousands):

2008	$295,493
2009	168,373
2010	107,259
2011	9,871
2012	10,057
Thereafter	13,648

$604,701

Regulatory Matters

At December 31, 2007, we had rate cases in progress in our Kansas and Mid-Tex service areas. In January 2008, we reached a tentative settlement agreement with the Atmos Cities Steering Committee, which represents over half of our Mid-Tex customers. We remain in negotiations with cities which represent the

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

majority of the remaining Mid-Tex customers. In our Kansas rate case, we are currently providing information to and addressing questions raised by the regulatory commission. We believe we will be able to demonstrate to these regulators that our rates are just and reasonable. These regulatory proceedings are discussed in further detail in Management’s Discussion and Analysis — Recent Ratemaking Developments.

9.	Concentration of Credit Risk

Information regarding our concentration of credit risk is disclosed in Note 15 to our Annual Report on Form 10-K for the year ended September 30, 2007. During the three months ended December 31, 2007, there were no material changes in our concentration of credit risk.

10.	Segment Information

Atmos Energy Corporation and our subsidiaries are engaged primarily in the regulated natural gas distribution, transmission and storage businesses as well as certain other nonregulated businesses. We distribute natural gas through sales and transportation arrangements to approximately 3.2 million residential, commercial, public authority and industrial customers throughout our six regulated natural gas distribution divisions, which cover service areas located in 12 states. In addition, we transport natural gas for others through our distribution system.

Through our nonregulated businesses we provide natural gas management and marketing services to municipalities, other local distribution companies and industrial customers located in 22 states. Additionally, we provide natural gas transportation and storage services to certain of our natural gas distribution operations and to third parties.

Our operations are divided into four segments:

•	the natural gas distribution segment, which includes our regulated natural gas distribution and related sales operations,

•	the regulated transmission and storage segment, which includes the regulated pipeline and storage operations of the Atmos Pipeline — Texas Division,

•	the natural gas marketing segment, which includes a variety of nonregulated natural gas management services and

•	the pipeline, storage and other segment, which is comprised of our nonregulated natural gas gathering, transmission and storage services.

Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. Although our natural gas distribution segment operations are geographically dispersed, they are reported as a single segment as each natural gas distribution division has similar economic characteristics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We evaluate performance based on net income or loss of the respective operating units.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income statements for the three-month periods ended December 31, 2007 and 2006 by segment are presented in the following tables:

	Three Months Ended December 31, 2007
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$928,029	$22,437	$702,722	$4,322	$—	$1,657,510
Intersegment revenues	148	22,609	137,995	2,405	(163,157)	—

	928,177	45,046	840,717	6,727	(163,157)	1,657,510
Purchased gas cost	654,977	—	794,754	729	(162,588)	1,287,872

Gross profit	273,200	45,046	45,963	5,998	(569)	369,638
Operating expenses
Operation and maintenance	97,247	15,432	7,877	1,288	(655)	121,189
Depreciation and amortization	42,832	4,916	387	378	—	48,513
Taxes, other than income	35,618	2,444	3,000	365	—	41,427

Total operating expenses	175,697	22,792	11,264	2,031	(655)	211,129

Operating income	97,503	22,254	34,699	3,967	86	158,509
Miscellaneous income (expense)	476	174	796	2,028	(3,567)	(93)
Interest charges	31,214	7,071	1,314	699	(3,481)	36,817

Income before income taxes	66,765	15,357	34,181	5,296	—	121,599
Income tax expense	26,601	5,510	13,581	2,104	—	47,796

Net income	$40,164	$9,847	$20,600	$3,192	$—	$73,803

Capital expenditures	$84,313	$8,382	$31	$1,429	$—	$94,155

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended December 31, 2006
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$964,083	$18,677	$611,369	$8,504	$—	$1,602,633
Intersegment revenues	161	21,195	100,325	2,829	(124,510)	—

	964,244	39,872	711,694	11,333	(124,510)	1,602,633
Purchased gas cost	701,676	—	648,560	225	(123,420)	1,227,041

Gross profit	262,568	39,872	63,134	11,108	(1,090)	375,592
Operating expenses
Operation and maintenance	98,113	11,102	5,578	1,753	(1,176)	115,370
Depreciation and amortization	43,722	4,517	329	427	—	48,995
Taxes, other than income	37,622	1,936	249	260	—	40,067

Total operating expenses	179,457	17,555	6,156	2,440	(1,176)	204,432

Operating income	83,111	22,317	56,978	8,668	86	171,160
Miscellaneous income	1,780	329	1,716	900	(3,146)	1,579
Interest charges	32,473	7,491	1,027	1,601	(3,060)	39,532

Income before income taxes	52,418	15,155	57,667	7,967	—	133,207
Income tax expense	20,584	5,504	22,720	3,138	—	51,946

Net income	$31,834	$9,651	$34,947	$4,829	$—	$81,261

Capital expenditures	$72,419	$13,604	$338	$625	$—	$86,986

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at December 31, 2007 and September 30, 2007 by segment is presented in the following tables:

	December 31, 2007
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

ASSETS
Property, plant and equipment, net	$3,299,203	$533,924	$7,705	$47,294	$—	$3,888,126
Investment in subsidiaries	438,168	—	(2,096)	—	(436,072)	—
Current assets
Cash and cash equivalents	29,328	—	22,379	167	—	51,874
Cash held on deposit in margin account	—	—	—	—	—	—
Assets from risk management activities	—	—	46,720	15,868	(15,928)	46,660
Other current assets	979,538	19,848	449,016	68,541	(95,456)	1,421,487
Intercompany receivables	532,563	—	—	137,116	(669,679)	—

Total current assets	1,541,429	19,848	518,115	221,692	(781,063)	1,520,021
Intangible assets	—	—	2,560	—	—	2,560
Goodwill	567,775	132,490	24,282	10,429	—	734,976
Noncurrent assets from risk management activities	—	—	6,362	—	—	6,362
Deferred charges and other assets	222,307	6,333	3,787	15,291	—	247,718

	$6,068,882	$692,595	$560,715	$294,706	$(1,217,135)	$6,399,763

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,032,483	$98,565	$134,782	$204,821	$(438,168)	$2,032,483
Long-term debt	2,123,884	—	—	1,031	—	2,124,915

Total capitalization	4,156,367	98,565	134,782	205,852	(438,168)	4,157,398
Current liabilities
Current maturities of long-term debt	1,250	—	—	2,368	—	3,618
Short-term debt	259,731	—	—	—	(57,487)	202,244
Liabilities from risk management activities	21,528	—	16,835	45	(15,928)	22,480
Other current liabilities	776,603	8,774	288,207	69,553	(35,873)	1,107,264
Intercompany payables	—	545,120	124,559	—	(669,679)	—

Total current liabilities	1,059,112	553,894	429,601	71,966	(778,967)	1,335,606
Deferred income taxes	333,463	36,540	(4,587)	13,009	—	378,425
Noncurrent liabilities from risk management activities	—	—	211	—	—	211
Regulatory cost of removal obligation	279,625	—	—	—	—	279,625
Deferred credits and other liabilities	240,315	3,596	708	3,879	—	248,498

	$6,068,882	$692,595	$560,715	$294,706	$(1,217,135)	$6,399,763

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2007
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

ASSETS
Property, plant and equipment, net	$3,251,144	$531,921	$7,850	$45,921	$—	$3,836,836
Investment in subsidiaries	396,474	—	(2,096)	—	(394,378)	—
Current assets
Cash and cash equivalents	28,881	—	31,703	141	—	60,725
Cash held on deposit in margin account	—	—	—	—	—	—
Assets from risk management activities	—	—	26,783	12,947	(17,881)	21,849
Other current assets	643,353	20,065	337,169	76,731	(90,997)	986,321
Intercompany receivables	536,985	—	—	114,300	(651,285)	—

Total current assets	1,209,219	20,065	395,655	204,119	(760,163)	1,068,895
Intangible assets	—	—	2,716	—	—	2,716
Goodwill	567,775	132,490	24,282	10,429	—	734,976
Noncurrent assets from risk management activities	—	—	5,535	—	—	5,535
Deferred charges and other assets	227,869	4,898	1,279	13,913	—	247,959

	$5,652,481	$689,374	$435,221	$274,382	$(1,154,541)	$5,896,917

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$1,965,754	$88,719	$107,090	$200,665	$(396,474)	$1,965,754
Long-term debt	2,125,007	—	—	1,308	—	2,126,315

Total capitalization	4,090,761	88,719	107,090	201,973	(396,474)	4,092,069
Current liabilities
Current maturities of long-term debt	1,250	—	—	2,581	—	3,831
Short-term debt	187,284	—	30,000	—	(66,685)	150,599
Liabilities from risk management activities	21,053	—	18,167	—	(17,881)	21,339
Other current liabilities	519,642	6,394	186,792	53,297	(22,216)	743,909
Intercompany payables	—	550,184	101,101	—	(651,285)	—

Total current liabilities	729,229	556,578	336,060	55,878	(758,067)	919,678
Deferred income taxes	326,518	40,565	(8,925)	12,411	—	370,569
Noncurrent liabilities from risk management activities	—	—	290	—	—	290
Regulatory cost of removal obligation	271,059	—	—	—	—	271,059
Deferred credits and other liabilities	234,914	3,512	706	4,120	—	243,252

	$5,652,481	$689,374	$435,221	$274,382	$(1,154,541)	$5,896,917

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Atmos Energy Corporation

We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation as of December 31, 2007, and the related condensed consolidated statements of income for the three-month periods ended December 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the three-month periods ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Atmos Energy Corporation as of September 30, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated November 27, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Ernst & Young LLP

Dallas, Texas
February 4, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2007.

Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties, which are discussed in more detail in our Annual Report on Form 10-K for the year ended September 30, 2007, include the following: regulatory trends and decisions, including deregulation initiatives and the impact of rate proceedings before various state regulatory commissions; market risks beyond our control affecting our risk management activities including market liquidity, commodity price volatility, increasing interest rates and counterparty creditworthiness; the concentration of our distribution, pipeline and storage operations in one state; adverse weather conditions; our ability to continue to access the capital markets; the effects of inflation and changes in the availability and prices of natural gas, including the volatility of natural gas prices; the capital-intensive nature of our distribution business, increased competition from energy suppliers and alternative forms of energy; increased costs of providing pension and postretirement health care benefits; the impact of environmental regulations on our business; the inherent hazards and risks involved in operating our distribution business, natural disasters, terrorist activities or other events; and other uncertainties, which may be discussed herein, including the outcome of any pending federal or state regulatory investigations, all of which are difficult to predict and many of which are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

Atmos Energy Corporation and our subsidiaries are engaged primarily in the regulated natural gas distribution and transportation and storage businesses as well as other nonregulated natural gas businesses. We distribute natural gas through sales and transportation arrangements to approximately 3.2 million residential, commercial, public authority and industrial customers throughout our six regulated natural gas distribution divisions, which cover service areas located in 12 states. In addition, we transport natural gas for others through our distribution system.

Through our nonregulated businesses, we primarily provide natural gas management and marketing services to municipalities, other local gas distribution companies and industrial customers in 22 states and natural gas transportation and storage services to certain of our natural gas distribution divisions and to third parties.

Our operations are divided into four segments:

•	the natural gas distribution segment, which includes our regulated natural gas distribution and related sales operations,

•	the regulated transmission and storage segment, which includes the regulated pipeline and storage operations of the Atmos Pipeline — Texas Division,

•	the natural gas marketing segment, which includes a variety of nonregulated natural gas management services and

•	the pipeline, storage and other segment, which is comprised of our nonregulated natural gas gathering, transmission and storage services.

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

Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the year ended September 30, 2007 and include the following:

•	Regulation

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Derivatives and Hedging Activities

•	Impairment Assessments

•	Pension and Other Postretirement Plans

Our critical accounting policies are reviewed by the Audit Committee quarterly. There have been no significant changes to these critical accounting policies during the three months ended December 31, 2007.

RESULTS OF OPERATIONS

The following table presents our consolidated financial highlights for the three-month periods ended December 31, 2007 and 2006:

	Three Months Ended
	December 31
	2007	2006
	(In thousands, except per
	share data)

Operating revenues	$1,657,510	$1,602,633
Gross profit	369,638	375,592
Operating expenses	211,129	204,432
Operating income	158,509	171,160
Miscellaneous income (expense)	(93)	1,579
Interest charges	36,817	39,532
Income before income taxes	121,599	133,207
Income tax expense	47,796	51,946
Net income	$73,803	$81,261
Diluted net income per share	$0.82	$0.97

Our consolidated net income during the three months ended December 31, 2007 and 2006 was earned across our business segments as follows:

	Three Months Ended
	December 31
	2007	2006	Change
	(In thousands)

Natural gas distribution segment	$40,164	$31,834	$8,330
Regulated transmission and storage segment	9,847	9,651	196
Natural gas marketing segment	20,600	34,947	(14,347)
Pipeline, storage and other segment	3,192	4,829	(1,637)

Net income	$73,803	$81,261	$(7,458)

The following table segregates our consolidated net income and diluted earnings per share between our regulated and nonregulated operations:

	Three Months Ended
	December 31
	2007	2006	Change
	(In thousands, except per share data)

Regulated operations	$50,011	$41,485	$8,526
Nonregulated operations	23,792	39,776	(15,984)

Consolidated net income	$73,803	$81,261	$(7,458)

Diluted EPS from regulated operations	$0.56	$0.50	$0.06
Diluted EPS from nonregulated operations	0.26	0.47	(0.21)

Consolidated diluted EPS	$0.82	$0.97	$(0.15)

The following summarizes the results of our operations and other significant events for the three months ended December 31, 2007:

•	Regulated operations generated 68 percent of net income during the current-year quarter compared to 51 percent in the prior-year quarter. The $8.5 million increase in our regulated operations net income reflects rate increases in our Mid-Tex, Kentucky, Louisiana and Tennessee service areas coupled with higher rates and throughput in our Atmos Pipeline — Texas Division.

•	Nonregulated operations contributed 32 percent of net income during the current-year quarter compared to 49 percent in the prior-year quarter. The $16.0 million decrease in our nonregulated operations net income primarily reflects lower unrealized and delivered gas margins, partially offset by lower realized losses.

•	For the three months ended December 31, 2007, we generated $61.4 million in operating cash flow compared with $165.0 million for the three months ended December 31, 2006, primarily reflecting the utilization of lower income tax receivable balances coupled with the unfavorable timing of payments for various working capital items.

•	In September 2007, we filed a statement of intent for a rate increase of $51.9 million in our Mid-Tex Division. In January 2008, we reached a tentative settlement agreement with the Atmos Cities Steering Committee, which represents over half of our Mid-Tex customers. The settlement agreement contains various rate changes including an increase of approximately 20 cents per month on an average residential customer’s bill and a rate review mechanism that will reflect annual changes in the Mid-Tex Division’s cost of service and rate base.

Three Months Ended December 31, 2007 compared with Three Months Ended December 31, 2006

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

Seasonal weather patterns can also affect our natural gas distribution operations. However, the effect of weather that is above or below normal is substantially offset through weather normalization adjustments, known as WNA, which, beginning with the 2006-2007 winter heating season, has been approved by state regulatory commissions for approximately 90 percent of our residential and commercial meters in the following states for the following time periods:

Georgia	October – May
Kansas	October – May
Kentucky	November – April
Louisiana	December – March
Mississippi	November – April
Tennessee	November – April
Texas: Mid-Tex	November – April
Texas: West Texas	October – May
Virginia	January – December

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

Review of Financial and Operating Results

Financial and operational highlights for our natural gas distribution segment for the three months ended December 31, 2007 and 2006 are presented below.

	Three Months Ended
	December 31
	2007	2006	Change
	(In thousands, unless otherwise noted)

Gross profit	$273,200	$262,568	$10,632
Operating expenses	175,697	179,457	(3,760)

Operating income	97,503	83,111	14,392
Miscellaneous income	476	1,780	(1,304)
Interest charges	31,214	32,473	(1,259)

Income before income taxes	66,765	52,418	14,347
Income tax expense	26,601	20,584	6,017

Net income	$40,164	$31,834	$8,330

Consolidated natural gas distribution sales volumes — MMcf	84,767	86,400	(1,633)
Consolidated natural gas distribution transportation volumes — MMcf	33,749	32,694	1,055

Total consolidated natural gas distribution throughput — MMcf	118,516	119,094	(578)

Consolidated natural gas distribution average transportation revenue per Mcf	$0.44	$0.48	$(0.04)
Consolidated natural gas distribution average cost of gas per Mcf sold	$7.73	$8.12	$(0.39)

The following table shows our operating income by natural gas distribution division for the three months ended December 31, 2007 and 2006. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended
	December 31
	2007	2006	Change
	(In thousands)

Colorado-Kansas	$6,688	$8,672	$(1,984)
Kentucky/Mid-States	14,168	14,203	(35)
Louisiana	11,932	10,593	1,339
Mid-Tex	50,225	35,340	14,885
Mississippi	7,829	7,599	230
West Texas	4,976	6,506	(1,530)
Other	1,685	198	1,487

Total	$97,503	$83,111	$14,392

The $10.6 million increase in natural gas distribution gross profit primarily reflects a $9.3 million net increase in rates. The net increase in rates primarily was attributable to the Mid-Tex Division which increased $6.6 million as a result of the 2006 Gas Reliability Infrastructure Program (GRIP) filing and the Mid-Tex rate case, which was substantially concluded in March 2007. The current-year period also reflects $3.4 million in rate increases in our Kentucky, Louisiana and Tennessee service areas.

Gross profit also increased approximately $2.0 million in revenue-related taxes primarily due to higher revenues, on which the tax is calculated, in the current-year quarter compared to the prior-year quarter. This increase, coupled with a $1.7 million quarter-over-quarter increase in the associated franchise and state gross receipts tax expense recorded as a component of taxes other than income resulted in a $3.7 million increase in operating income when compared with the prior-year quarter.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, decreased by $3.8 million.

Operation and maintenance expense, excluding the provision for doubtful accounts, increased $0.9 million, primarily due to increased administrative and natural gas odorization costs partially offset by lower employee costs. The increase in operation and maintenance expense also includes costs associated with the transfer of our gas supply function from our pipeline, storage and other segment to our natural gas distribution segment effective January 1, 2007.

The provision for doubtful accounts decreased $1.8 million to $4.6 million for the three months ended December 31, 2007. The decrease primarily was attributable to lower revenues associated with lower natural gas prices. In the natural gas distribution segment, the average cost of natural gas for the three months ended December 31, 2007 was $7.73 per Mcf, compared with $8.12 per Mcf for the three months ended December 31, 2006.

Depreciation and amortization expense decreased $0.9 million for the first quarter of fiscal 2008 compared with first quarter of fiscal 2007. The decrease primarily was attributable to changes in depreciation rates as a result of recent rate cases.

Interest charges allocated to the natural gas distribution segment decreased $1.3 million due to lower average outstanding short-term debt balances in the current-year period compared with the prior-year period.

Recent Ratemaking Developments

Significant ratemaking developments that occurred during the three months ended December 31, 2007 are discussed below. The amounts described below represent the gross revenues that were requested or received in each rate filing, which may not necessarily reflect the increase in operating income obtained, as certain operating costs may have increased as a result of a commission’s final ruling.

Mid-Tex Division Tentative Rate Settlement

In September 2007, Atmos filed a statement of intent for a rate increase of $51.9 million in our Mid-Tex Division. In January 2008, we reached a tentative settlement agreement with the Atmos Cities Steering Committee (ACSC), which represents approximately 52 percent of the Mid-Tex customers. The settlement agreement includes i) an increase of approximately 20 cents per month on an average residential customer’s bill; ii) a rate review mechanism that will reflect annual changes in the Mid-Tex Division’s cost of service and rate base; iii) an authorized return on equity of 9.6 percent; and iv) the establishment of a new program designed to encourage natural gas conservation. The settlement agreement reached with ACSC is subject to approval by each of the cities it represents. The Company remains in negotiations with cities which represent the majority of the remaining Mid-Tex customers. Hearings are set to begin in February 2008 for the cities with whom we have not reached a tentative settlement.

Other Rate Case Filings

In May 2006, Atmos began receiving “show cause” ordinances from several of the cities in the West Texas Division. In December 2007, our West Texas Division reached a settlement agreement with the West Texas cities resulting in an approved GRIP filing with an increase in annual revenues of approximately $1.1 million, as discussed below. The settlement agreement also includes an agreement to work on a rate revenue mechanism to be developed by Atmos and the West Texas cities during 2008 which will adjust rates to reflect periodic changes in the West Texas Division’s cost of service and rate base and the dismissal of all pending show cause actions.

In October 2007, our Kentucky/Mid-States Division settled its $11.1 million rate case filed in May 2007 with the Tennessee Regulatory Authority. The settlement resulted in an increase in annual revenue of $4.0 million and a $4.1 million reduction in depreciation expense.

In September 2007, we filed an application with the Kansas Corporation Commission (KCC) requesting a rate increase of $5.0 million in our Kansas service area. Hearings are scheduled for March 2008.

GRIP Filings

In December 2007, the Railroad Commission of Texas approved the GRIP filing for our West Texas Division to include in rate base approximately $7.0 million of capital costs incurred during calendar year 2006. The filing should result in additional annual revenues of approximately $1.1 million.

Stable Rate Filings

Louisiana Division.  In December 2007, we filed our annual rate stabilization clause requesting an increase of $2.2 million including an increase in depreciation expense of approximately $0.4 million. The filing was for the test year ended September 30, 2007 and the rate change is expected to be effective April 1, 2008.

Mississippi Division.  In December 2007, the Mississippi Commission approved our annual stable rate filing with no change in rates.

Regulated Transmission and Storage Segment

Our regulated transmission and storage segment consists of the regulated pipeline and storage operations of the Atmos Pipeline — Texas Division. The Atmos Pipeline — Texas Division transports natural gas to our Mid-Tex Division and third parties and manages five underground storage reservoirs in Texas. We also provide ancillary services customary in the pipeline industry including parking and lending arrangements and sales of inventory on hand.

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

Review of Financial and Operating Results

Financial and operational highlights for our regulated transmission and storage segment for the three months ended December 31, 2007 and 2006 are presented below.

	Three Months Ended
	December 31
	2007	2006	Change
	(In thousands, unless otherwise noted)

Mid-Tex transportation	$22,388	$20,464	$1,924
Third-party transportation	18,232	14,653	3,579
Storage and park and lend services	2,039	3,174	(1,135)
Other	2,387	1,581	806

Gross profit	45,046	39,872	5,174
Operating expenses	22,792	17,555	5,237

Operating income	22,254	22,317	(63)
Miscellaneous income	174	329	(155)
Interest charges	7,071	7,491	(420)

Income before income taxes	15,357	15,155	202
Income tax expense	5,510	5,504	6

Net income	$9,847	$9,651	$196

Consolidated pipeline transportation volumes — MMcf	136,200	116,813	19,387

The $5.2 million increase in gross profit primarily was attributable to a $2.6 million increase from rate adjustments resulting from our 2006 GRIP filing and a $2.0 million increase from transportation volumes. Throughput increased 17 percent primarily due to increased transportation in the Barnett Shale and Carthage regions of Texas. The improvement in gross profit also reflects increased unit transportation margins due to favorable market conditions which contributed $0.9 million. These increases were partially offset by a $1.1 million decrease in storage, parking and lending services due to market conditions.

Operating expenses increased $5.2 million primarily due to increased pipeline integrity and maintenance costs.

Natural Gas Marketing Segment

Our natural gas marketing segment aggregates and purchases gas supply, arranges transportation and/or storage logistics and ultimately delivers gas to our customers at competitive prices. To facilitate this process, we utilize proprietary and customer-owned transportation and storage assets to provide the various services our customers request, including furnishing natural gas supplies at fixed and market-based prices, contract negotiation and administration, load forecasting, gas storage acquisition and management services, transportation services, peaking sales and balancing services, capacity utilization strategies and gas price hedging through the use of derivative products. As a result, our revenues arise from the types of commercial transactions we have structured with our customers and include the value we extract by optimizing the storage and transportation capacity we own or control as well as revenues received for services we deliver.

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

Atmos Energy Marketing, LLC (AEM) continually manages its net physical position to enhance the future economic profit it captured when an original transaction was executed. Therefore, AEM may change its scheduled injection and withdrawal plans from one time period to another based on market conditions or adjust the amount of storage capacity it holds on a discretionary basis in an effort to achieve this objective.

The natural gas inventory used in our natural gas marketing storage activities is marked to market at the end of each month based upon the Gas Daily index with changes in fair value recognized as unrealized gains and losses in the period of change. We use derivatives, designated as fair value hedges, to hedge this natural gas inventory. These derivatives are marked to market each month based upon the NYMEX price with changes in fair value recognized as unrealized gains and losses in the period of change. Changes in the spreads between the forward natural gas prices used to value the financial hedges designated against our physical inventory and the market (spot) prices used to value our physical storage result in the unrealized margins reported as a part of our storage activities until the underlying physical gas is cycled and the related financial derivatives are settled.

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

Review of Financial and Operating Results

Financial and operational highlights for our natural gas marketing segment for the three months ended December 31, 2007 and 2006 are presented below. Gross profit margin for our natural gas marketing segment consists primarily of margins earned from the delivery of gas and related services requested by our customers and asset optimization activities, which are derived from the utilization of our managed proprietary and third party storage and transportation assets to capture favorable arbitrage spreads through natural gas trading activities.

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

	Three Months Ended
	December 31
	2007	2006	Change
	(In thousands, unless otherwise noted)

Delivered gas	$18,173	$20,069	$(1,896)
Asset optimization	(525)	(5,790)	5,265
Unrealized margins	28,315	48,855	(20,540)

Gross profit	45,963	63,134	(17,171)
Operating expenses	11,264	6,156	5,108

Operating income	34,699	56,978	(22,279)
Miscellaneous income	796	1,716	(920)
Interest charges	1,314	1,027	287

Income before income taxes	34,181	57,667	(23,486)
Income tax expense	13,581	22,720	(9,139)

Net income	$20,600	$34,947	$(14,347)

Consolidated natural gas marketing sales volumes — MMcf	96,206	77,526	18,680

Net physical position (Bcf)	17.7	21.0	(3.3)

The $17.2 million decrease in our natural gas marketing segment’s gross profit primarily reflects a $20.5 million decrease in unrealized margins attributable to wider physical/financial spreads experienced during the current-year quarter compared with the prior-year quarter.

Gross profit also reflected a $1.9 million decrease in delivered gas margins. This decrease reflects the impact of a less volatile market, which reduced opportunities to take advantage of pricing differences between hubs, partially offset by a 24 percent increase in sales volumes attributable to successful execution of our marketing strategies.

These decreases were partially offset by lower realized losses incurred on the settlement of financial positions. This improvement was partially offset by lower margins earned from cycling gas earned in a less volatile natural gas market and increased storage demand fees incurred to support our asset optimization activities.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income taxes, increased $5.1 million. The increase reflects $2.4 million for the settlement of transaction and other tax matters coupled with a $2.3 million increase in employee and other administrative costs.

Economic Gross Profit

AEM monitors the impact of its asset optimization efforts by estimating the gross profit that it captured through the purchase and sale of physical natural gas and the associated financial derivatives. The reconciliation below of the economic gross profit, combined with the effect of unrealized gains or losses recognized in accordance with generally accepted accounting principles in the financial statements in prior periods, is presented to provide a measure of the potential gross profit from asset optimization that could occur in future periods if AEM’s optimization efforts are executed as planned. We consider this measure of potential gross profit a non-GAAP financial measure as it is calculated using both forward-looking and historical financial information. The following table presents AEM’s economic gross profit and its potential gross profit at December 31, 2007 and September 30, 2007.

	Net Physical	Economic Gross	Associated Net	Potential Gross
Period Ending	Position	Profit	Unrealized Gain	Profit
	(Bcf)	(In millions)	(In millions)	(In millions)

December 31, 2007	17.7	$44.2	$32.9	$11.3
September 30, 2007	12.3	$40.8	$10.8	$30.0

As of December 31, 2007, based upon AEM’s derivatives position and inventory withdrawal schedule, the economic gross profit was $44.2 million. This amount is reduced by $32.9 million of net unrealized gains recorded in the financial statements as of December 31, 2007 that will reverse when the inventory is withdrawn and the accompanying financial derivatives are settled. Therefore, the potential gross profit was $11.3 million. This potential gross profit amount will not result in an equal increase in future net income as AEM will incur additional storage and other operational expenses and increased income taxes to realize this amount.

The $18.7 million decrease in potential gross profit reflects a $22.1 million increase in unrealized gains attributable to a narrowing of the physical/financial spreads during the quarter. This decrease in potential gross profit was partially offset by a $3.4 million increase in the economic gross profit. During the quarter, natural gas fundamentals were bearish as a result of high inventory levels and warm weather. Therefore, AEM elected to increase its net physical position and execute forward sales contracts at positive spreads. Additionally, AEM elected to modify its original withdrawal schedule to meet its delivery schedule by buying more flowing gas and rolling financial positions to forward months to capture more favorable spreads.

The economic gross profit is based upon planned injection and withdrawal schedules, and the realization of the economic gross profit is contingent upon the execution of this plan, weather and other execution factors. Since AEM actively manages and optimizes its portfolio to enhance the future profitability of its storage position, it may change its scheduled injection and withdrawal plans from one time period to another based on market conditions. Therefore, we cannot ensure that the economic gross profit or the potential gross profit calculated as of December 31, 2007 will be fully realized in the future nor can we predict in what time periods such realization will occur. Further, if we experience operational or other issues which limit our ability to optimally manage our stored gas positions, our earnings could be adversely impacted. Assuming AEM fully executes its plan in place on December 31, 2007, without encountering operational or other issues, we anticipate the majority of the potential gross profit as of December 31, 2007 will be recognized during the second quarter of fiscal 2008.

Pipeline, Storage and Other Segment

Our pipeline, storage and other segment primarily consists of the operations of Atmos Pipeline and Storage, LLC (APS), Atmos Energy Services, LLC (AES) and Atmos Power Systems, Inc., which are each wholly-owned by Atmos Energy Holdings, Inc.

APS owns or has an interest in underground storage fields in Kentucky and Louisiana. We use these storage facilities to reduce the need to contract for additional pipeline capacity to meet customer demand during peak periods. Additionally, beginning in fiscal 2006, APS initiated activities in the natural gas gathering business. As of December 31, 2007, these activities were limited in nature.

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

Review of Financial and Operating Results

Financial and operational highlights for our pipeline, storage and other segment for the three months ended December 31, 2007 and 2006 are presented below.

	Three Months Ended
	December 31
	2007	2006	Change
	(In thousands)

Storage and transportation services	$3,317	$4,064	$(747)
Asset optimization	(958)	(535)	(423)
Other	1,266	1,359	(93)
Unrealized margins	2,373	6,220	(3,847)

Gross profit	5,998	11,108	(5,110)
Operating expenses	2,031	2,440	(409)

Operating income	3,967	8,668	(4,701)
Miscellaneous income	2,028	900	1,128
Interest charges	699	1,601	(902)

Income before income taxes	5,296	7,967	(2,671)
Income tax expense	2,104	3,138	(1,034)

Net income	$3,192	$4,829	$(1,637)

Pipeline, storage and other gross profit decreased $5.1 million primarily due to a $3.8 million decrease in unrealized margins associated with asset optimization activities. The change in gross profit also reflects a decrease of $0.5 million due to the transfer of gas supply operations from the pipeline, storage and other segment to our natural gas distribution segment effective January 1, 2007.

Operating expenses decreased $0.4 million primarily due to the decrease in employee and other administrative costs associated with the transfer of gas supply operations to our natural gas distribution segment.

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

Cash flows from operating activities

Period-over-period changes in our operating cash flows primarily are attributable to changes in net income, working capital changes, particularly within our natural gas distribution segment resulting from the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.

For the three months ended December 31, 2007, we generated operating cash flow of $61.4 million from operating activities compared with $165.0 million for the three months ended December 31, 2006. Quarter-over-quarter, our operating cash flow was unfavorably impacted by the utilization of lower income tax receivable balances coupled with the unfavorable timing of payments for various working capital items. Specifically, changes in other current assets, accounts payable, accrued liabilities and other current liabilities reduced operating cash flow by $97.3 million. Changes in cash required to collateralize our risk management accounts also reduced operating cash flow by $35.6 million. These decreases were partially offset by favorable timing of gas cost recoveries which increased operating cash flow by $16.2 million. Finally, other changes in working capital and other items increased operating cash flow by $13.1 million, primarily resulting from favorable net changes associated with our risk management activities.

Cash flows from investing activities

In recent years, a substantial portion of our cash resources has been used to fund acquisitions and growth projects, our ongoing construction program and improvements to information systems. Our ongoing construction program enables us to provide natural gas distribution services to our existing customer base, expand our natural gas distribution services into new markets, enhance the integrity of our pipelines and, more recently, expand our intrastate pipeline network. In executing our current rate strategy, we are directing discretionary capital spending to jurisdictions that permit us to earn a timely return on our investment. Currently, our Mid-Tex, Louisiana, Mississippi and West Texas natural gas distribution divisions and our Atmos Pipeline — Texas Division have rate designs that provide the opportunity to include in their rate base approved capital costs on a periodic basis without being required to file a rate case.

Capital expenditures for fiscal 2008 are expected to range from $450 million to $465 million. For the three months ended December 31, 2007, we incurred $94.2 million for capital expenditures compared with $87.0 million for the three months ended December 31, 2006. The increase in capital spending primarily reflects spending in the natural gas distribution segment for our new automated metering initiative. This initiative involves the installation of equipment that automatically reads and transfers customer consumption and other data to our customer information systems. This initiative is expected to improve the efficiency of our meter reading process.

Cash flows from financing activities

For the three months ended December 31, 2007, our financing activities provided $25.7 million compared with a use of cash of $58.1 million from financing activities in the prior-year period. Our significant financing activities for the three months ended December 31, 2007 and 2006 are summarized as follows.

•	During the three months ended December 31, 2007, we increased our borrowings under our credit facilities by $50.7 million. The increase reflects borrowings to fund natural gas purchases for our winter heating season.

•	In December 2006, we sold 6.3 million shares of common stock, including the underwriters’ exercise of their overallotment option of 0.8 million shares, generating net proceeds of approximately $192 million. The net proceeds from this issuance were used to reduce our short-term debt.

•	During the three months ended December 31, 2007, we paid $29.2 million in cash dividends compared with $26.3 million for the three months ended December 31, 2006. The increase in dividends paid over the prior-year period reflects the increase in our dividend rate from $0.32 per share during the three months ended December 31, 2006 to $0.325 per share during the three months ended December 31, 2007 combined with our December 2006 equity offering and new share issuances under our various equity plans.

•	During the three months ended December 31, 2007, we issued 0.2 million shares of common stock under our various equity plans which generated net proceeds of $6.0 million. In addition, we granted 0.4 million shares of common stock under our 1998 Long-Term Incentive Plan.

The following table summarizes our share issuances for the three months ended December 31, 2007 and 2006.

	Three Months Ended
	December 31
	2007	2006

Shares issued:
Direct Stock Purchase Plan	95,891	80,701
Retirement Savings Plan	140,071	85,162
1998 Long-Term Incentive Plan	343,673	273,799
Outside Directors Stock-for-Fee Plan	817	669
Public Offering	—	6,325,000

Total shares issued	580,452	6,765,331

Credit Facilities

As of December 31, 2007, we had a total of approximately $1.5 billion of credit facilities, comprised of three short-term committed credit facilities totaling $918 million, one uncommitted credit facility totaling $25 million and, through AEM, a second uncommitted credit facility that can provide up to $580 million. In January 2008, the unused portion of our $25 million uncommitted credit facility was terminated by the bank and the remaining balance will be terminated as the outstanding letters of credit expire. Borrowings under our uncommitted credit facilities are made on a when-and-as-needed basis at the discretion of the banks. Our credit capacity and the amount of unused borrowing capacity are affected by the seasonal nature of the natural gas business and our short-term borrowing requirements, which are typically highest during colder winter months. Our working capital needs can vary significantly due to changes in the price of natural gas charged by suppliers and the increased gas supplies required to meet customers’ needs during periods of cold weather.

As of December 31, 2007, the amount available to us under our credit facilities, net of outstanding letters of credit, was $805.2 million. We believe these credit facilities, combined with our operating cash flows, will be sufficient to fund our working capital needs. These facilities are described in further detail in Note 4 to the unaudited condensed financial statements.

Shelf Registration

On December 4, 2006, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $900 million in new common stock and/or debt securities available for issuance. As of December 31, 2007, we have approximately $450 million available for issuance under the registration statement. Due to certain restrictions imposed by one state regulatory commission on our ability to issue securities under the registration statement, we are permitted to issue a total of approximately $100 million of equity securities, $50 million of senior debt securities and $300 million of subordinated debt securities. In addition, due to restrictions imposed by another state regulatory commission, if the credit ratings on our senior unsecured debt were to fall below investment grade from either Standard & Poor’s Corporation (BBB-), Moody’s Investors Services, Inc. (Baa3) or Fitch Ratings, Ltd. (BBB-), our ability to issue any type of debt securities under the registration statement would be suspended until an investment grade rating from all three credit rating agencies was achieved.

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

Currently, with respect to our unsecured senior long-term debt, S&P maintains its positive outlook while Moody’s and Fitch maintain their stable outlook. None of our ratings are currently under review.

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

Debt Covenants

We were in compliance with all of our debt covenants as of December 31, 2007. Our debt covenants are described in Note 4 to the unaudited condensed consolidated financial statements.

Capitalization

The following table presents our capitalization as of December 31, 2007 and September 30, 2007:

	December 31,		September 30,
	2007		2007
	(In thousands, except percentages)

Short-term debt	$202,244	4.6%	$150,599	3.5%
Long-term debt	2,128,533	48.8%	2,130,146	50.2%
Shareholders’ equity	2,032,483	46.6%	1,965,754	46.3%

Total capitalization, including short-term debt	$4,363,260	100.0%	$4,246,499	100.0%

Total debt as a percentage of total capitalization, including short-term debt, was 53.4 percent at December 31, 2007, and 53.7 percent at September 30, 2007. Our ratio of total debt to capitalization is typically greater during the winter heating season as we borrow short-term debt to fund natural gas purchases and meet our working capital requirements. We intend to maintain our debt to capitalization ratio in a target range of 50 to 55 percent through cash flow generated from operations, continued issuance of new common stock under our Direct Stock Purchase Plan and Retirement Savings Plan and access to the equity capital markets.

Contractual Obligations and Commercial Commitments

Significant commercial commitments are described in Note 8 to the unaudited condensed consolidated financial statements. There were no significant changes in our contractual obligations and commercial commitments during the three months ended December 31, 2007.

Risk Management Activities

We conduct risk management activities through both our natural gas distribution and natural gas marketing segments. In our natural gas distribution segment, we use a combination of physical storage, fixed physical contracts and fixed financial contracts to reduce our exposure to unusually large winter-period gas price increases. In our natural gas marketing segment, we manage our exposure to the risk of natural gas price changes and lock in our gross profit margin through a combination of storage and financial derivatives, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. To the extent our inventory cost and actual sales and actual purchases do not correlate with the changes in the market indices we use in our fair value hedges, we could experience ineffectiveness or the hedges may no longer meet the accounting requirements for hedge accounting, resulting in the derivatives being treated as mark-to-market instruments through earnings. In addition, natural gas inventory would be reflected on the balance sheet at the lower of cost or market instead of at fair value.

We record our derivatives as a component of risk management assets and liabilities, which are classified as current or noncurrent based upon the anticipated settlement date of the underlying derivative. Substantially all of our derivative financial instruments are valued using external market quotes and indices. The following tables show the components of the change in the fair value of our natural gas distribution and natural gas marketing commodity derivative contracts for the three months ended December 31, 2007 and 2006:

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006
	Natural Gas	Natural Gas	Natural Gas	Natural Gas
	Distribution	Marketing	Distribution	Marketing
	(In thousands)

Fair value of contracts at beginning of period	$(21,053)	$26,808	$(27,209)	$15,003
Contracts realized/settled	(22,338)	5,075	(15,757)	45,899
Fair value of new contracts	(1,681)	—	(1,910)	—
Other changes in value	23,544	19,976	11,561	14,061

Fair value of contracts at end of period	$(21,528)	$51,859	$(33,315)	$74,963

The fair value of our natural gas distribution and natural gas marketing derivative contracts at December 31, 2007, is segregated below by time period and fair value source:

	Fair Value of Contracts at December 31, 2007
	Maturity in Years
				Greater	Total Fair
Source of Fair Value	Less than 1	1-3	4-5	Than 5	Value
	(In thousands)

Prices actively quoted	$24,833	$6,870	$—	$—	$31,703
Prices based on models and other valuation methods	(653)	(719)	—	—	(1,372)

Total Fair Value	$24,180	$6,151	$—	$—	$30,331

Pension and Postretirement Benefits Obligations

For the three months ended December 31, 2007 and 2006 our total net periodic pension and other benefits cost was $12.0 million and $12.1 million. These costs relating to our natural gas distribution operations are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

Our total net periodic pension and other benefits cost remained flat during the current-year period when compared with the prior-year period as the assumptions we made during our annual pension plan valuation completed June 30, 2007 were consistent with the prior year. The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. At our June 30, 2007 measurement date, the interest rates were consistent with rates at our prior-year measurement date, which resulted in no change to our 6.30 percent discount rate used to determine our fiscal 2008 net periodic and post-retirement cost. In addition, our expected return on our pension plan assets remained constant at 8.25 percent.

During the three months ended December 31, 2007, we contributed $2.1 million to our other postretirement plans, and we expect to contribute a total of approximately $12 million to these plans during fiscal 2008.

OPERATING STATISTICS AND OTHER INFORMATION

The following tables present certain operating statistics for our natural gas distribution, regulated transmission and storage, natural gas marketing and pipeline, storage and other segments for the three-month periods ended December 31, 2007 and 2006.

Natural Gas Distribution Sales and Statistical Data

	Three Months Ended
	December 31
	2007	2006

METERS IN SERVICE, end of period
Residential	2,925,426	2,915,864
Commercial	275,438	277,684
Industrial	2,319	3,023
Agricultural	10,962	8,626
Public authority and other	8,185	8,216

Total meters	3,222,330	3,213,413

INVENTORY STORAGE BALANCE — Bcf	60.0	60.3
HEATING DEGREE DAYS(1)
Actual (weighted average)	1,081	1,135
Percent of normal	98%	101%
SALES VOLUMES — MMcf(2)
Gas sales volumes
Residential	49,031	50,699
Commercial	26,620	27,085
Industrial	5,954	5,735
Agricultural	550	110
Public authority and other	2,612	2,771

Total gas sales volumes	84,767	86,400
Transportation volumes	34,853	33,883

Total throughput	119,620	120,283

OPERATING REVENUES (000’s)(2)
Gas sales revenues
Residential	$554,289	$574,736
Commercial	268,469	283,033
Industrial	51,176	53,983
Agricultural	4,983	575
Public authority and other	25,621	27,169

Total gas sales revenues	904,538	939,496
Transportation revenues	15,005	15,850
Other gas revenues	8,634	8,898

Total operating revenues	$928,177	$964,244

Average transportation revenue per Mcf	$0.43	$0.47
Average cost of gas per Mcf sold	$7.73	$8.12

See footnotes following these tables.

Regulated Transmission and Storage, Natural Gas Marketing and Pipeline, Storage and Other Operations Sales and Statistical Data

	Three Months Ended December 31
	2007	2006

CUSTOMERS, end of period
Industrial	735	700
Municipal	61	60
Other	469	420

Total	1,265	1,180

INVENTORY STORAGE BALANCE — Bcf
Natural gas marketing	22.3	21.2
Pipeline, storage and other	2.6	2.7

Total	24.9	23.9

REGULATED TRANSMISSION AND STORAGE VOLUMES — MMcf(2)	188,864	170,618
NATURAL GAS MARKETING SALES VOLUMES — MMcf(2)	108,709	88,038
OPERATING REVENUES (000’s)(2)
Regulated transmission and storage	$45,046	$39,872
Natural gas marketing	840,717	711,694
Pipeline, storage and other	6,727	11,333

Total operating revenues	$892,490	$762,899

Notes to preceding tables:

(1)	A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to compare relative temperatures between one geographic area and another. Normal degree days are based on 30-year average National Weather Service data for selected locations. For service areas that have weather normalized operations, normal degree days are used instead of actual degree days in computing the total number of heating degree days.

(2)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

RECENT ACCOUNTING DEVELOPMENTS

Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the year ended September 30, 2007. During the three months ended December 31, 2007, there were no material changes in our quantitative and qualitative disclosures about market risk.

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

During the three months ended December 31, 2007, except as noted in Note 8 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and environmental-related matters that were disclosed in Note 13 to our Annual Report on Form 10-K for the year ended September 30, 2007. We continue to believe that the final outcome of such litigation and environmental-related matters or claims will not have a material adverse effect on our financial condition, results of operations or net cash flows.

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
(Duly authorized signatory)
Date: February 6, 2008

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