Form 10-Q
period 2008-03-31
ATMOS ENERGY CORP
filed 2008-05-06
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 25, 2008.

Class	Shares Outstanding

No Par Value	90,188,545

PART I. FINANCIAL INFORMATION
ATMOS ENERGY CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
ATMOS ENERGY CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME
ATMOS ENERGY CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME
ATMOS ENERGY CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ATMOS ENERGY CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) March 31, 2008
1. Nature of Business
2. Unaudited Interim Financial Information
3. Derivative Instruments and Hedging Activities
4. Debt
5. Shareholders’ Equity
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
Rule 13a-14(a)/15d-14(a) Certifications
Section 1350 Certifications

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AES	Atmos Energy Services, LLC
APS	Atmos Pipeline and Storage, LLC
Bcf	Billion cubic feet
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
Fitch	Fitch Ratings, Ltd.
GRIP	Gas Reliability Infrastructure Program
KCC	Kansas Corporation Commission
LGS	Louisiana Gas Service Company and LGS Natural Gas Company, which were acquired July 1, 2001
LPSC	Louisiana Public Service Commission
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
RRC	Railroad Commission of Texas
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
TRA	Tennessee Regulatory Authority
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Property, plant and equipment	$5,518,436	$5,396,070
Less accumulated depreciation and amortization	1,569,570	1,559,234

Net property, plant and equipment	3,948,866	3,836,836
Current assets
Cash and cash equivalents	139,636	60,725
Cash held on deposit in margin account	29,591	—
Accounts receivable, net	805,940	380,133
Gas stored underground	421,980	515,128
Other current assets	95,567	112,909

Total current assets	1,492,714	1,068,895
Goodwill and intangible assets	737,380	737,692
Deferred charges and other assets	242,034	253,494

	$6,420,994	$5,896,917

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding: March 31, 2008 — 90,143,376 shares; September 30, 2007 — 89,326,537 shares	$451	$447
Additional paid-in capital	1,722,056	1,700,378
Retained earnings	407,464	281,127
Accumulated other comprehensive loss	(3,978)	(16,198)

Shareholders’ equity	2,125,993	1,965,754
Long-term debt	2,119,696	2,126,315

Total capitalization	4,245,689	4,092,069
Current liabilities
Accounts payable and accrued liabilities	809,140	355,255
Other current liabilities	408,575	409,993
Short-term debt	—	150,599
Current maturities of long-term debt	8,453	3,831

Total current liabilities	1,226,168	919,678
Deferred income taxes	420,232	370,569
Regulatory cost of removal obligation	277,560	271,059
Deferred credits and other liabilities	251,345	243,542

	$6,420,994	$5,896,917

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31
	2008	2007
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Natural gas distribution segment	$1,521,856	$1,461,033
Regulated transmission and storage segment	51,440	46,068
Natural gas marketing segment	1,128,653	795,041
Pipeline, storage and other segment	10,022	14,077
Intersegment eliminations	(227,986)	(240,637)

	2,483,985	2,075,582
Purchased gas cost
Natural gas distribution segment	1,164,332	1,114,787
Regulated transmission and storage segment	—	—
Natural gas marketing segment	1,112,321	771,988
Pipeline, storage and other segment	338	229
Intersegment eliminations	(227,400)	(240,108)

	2,049,591	1,646,896

Gross profit	434,394	428,686
Operating expenses
Operation and maintenance	120,053	111,862
Depreciation and amortization	48,790	51,066
Taxes, other than income	54,408	56,746

Total operating expenses	223,251	219,674

Operating income	211,143	209,012
Miscellaneous income	1,467	1,838
Interest charges	33,516	35,262

Income before income taxes	179,094	175,588
Income tax expense	67,560	69,083

Net income	$111,534	$106,505

Basic net income per share	$1.25	$1.21

Diluted net income per share	$1.24	$1.20

Cash dividends per share	$0.325	$0.320

Weighted average shares outstanding:
Basic	89,314	88,078

Diluted	89,990	88,735

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	March 31
	2008	2007
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Natural gas distribution segment	$2,450,033	$2,425,277
Regulated transmission and storage segment	96,486	85,940
Natural gas marketing segment	1,969,370	1,506,735
Pipeline, storage and other segment	16,749	25,410
Intersegment eliminations	(391,143)	(365,147)

	4,141,495	3,678,215
Purchased gas cost
Natural gas distribution segment	1,819,309	1,816,463
Regulated transmission and storage segment	—	—
Natural gas marketing segment	1,907,075	1,420,548
Pipeline, storage and other segment	1,067	454
Intersegment eliminations	(389,988)	(363,528)

	3,337,463	2,873,937

Gross profit	804,032	804,278
Operating expenses
Operation and maintenance	241,242	227,232
Depreciation and amortization	97,303	100,061
Taxes, other than income	95,835	96,813

Total operating expenses	434,380	424,106

Operating income	369,652	380,172
Miscellaneous income	1,374	3,417
Interest charges	70,333	74,794

Income before income taxes	300,693	308,795
Income tax expense	115,356	121,029

Net income	$185,337	$187,766

Basic net income per share	$2.08	$2.20

Diluted net income per share	$2.06	$2.18

Cash dividends per share	$0.65	$0.64

Weighted average shares outstanding:
Basic	89,133	85,404

Diluted	89,817	86,061

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31
	2008	2007
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$185,337	$187,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Charged to depreciation and amortization	97,303	100,061
Charged to other accounts	67	118
Deferred income taxes	72,277	72,755
Other	6,853	9,472
Net assets / liabilities from risk management activities	38,165	50,540
Net change in operating assets and liabilities	79,190	91,215

Net cash provided by operating activities	479,192	511,927
Cash Flows From Investing Activities
Capital expenditures	(198,722)	(172,792)
Other, net	(3,132)	(3,749)

Net cash used in investing activities	(201,854)	(176,541)
Cash Flows From Financing Activities
Net decrease in short-term debt	(150,582)	(382,416)
Repayment of long-term debt	(2,253)	(2,206)
Cash dividends paid	(58,431)	(54,640)
Issuance of common stock	12,839	12,428
Net proceeds from equity offering	—	191,913

Net cash used in financing activities	(198,427)	(234,921)

Net increase in cash and cash equivalents	78,911	100,465
Cash and cash equivalents at beginning of period	60,725	75,815

Cash and cash equivalents at end of period	$139,636	$176,280

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

1.	Nature of Business

Atmos Energy Corporation (“Atmos Energy” or the “Company”) and our subsidiaries are engaged primarily in the regulated natural gas distribution and transmission and storage businesses as well as certain other nonregulated businesses. Through our natural gas distribution business, we distribute natural gas through sales and transportation arrangements to approximately 3.2 million residential, commercial, public authority and industrial customers through our six regulated natural gas distribution divisions, in the service areas described below:

Division	Service Area

Atmos Energy Colorado-Kansas Division	Colorado, Kansas, Missouri(1)
Atmos Energy Kentucky/Mid-States Division	Georgia(1), Illinois(1), Iowa(1), Kentucky, Missouri(1), Tennessee, Virginia(1)
Atmos Energy Louisiana Division	Louisiana
Atmos Energy Mid-Tex Division	Texas, including the Dallas/Fort Worth metropolitan area
Atmos Energy Mississippi Division	Mississippi
Atmos Energy West Texas Division	West Texas

(1)	Denotes states where we have more limited service areas.

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

Our nonregulated businesses operate primarily in the Midwest and Southeast and include our natural gas marketing operations and pipeline, storage and other operations. These businesses are operated through various wholly-owned subsidiaries of Atmos Energy Holdings, Inc. (AEH), which is wholly-owned by the Company and based in Houston, Texas.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our pipeline, storage and other segment primarily consists of the operations of Atmos Pipeline and Storage, LLC (APS), Atmos Energy Services, LLC (AES) and Atmos Power Systems, Inc., each of which are wholly-owned by AEH. APS owns or has an interest in underground storage fields in Kentucky and Louisiana. We use these storage facilities to reduce the need to contract for additional pipeline capacity to meet customer demand during peak periods. Additionally, APS manages our natural gas gathering operations, which were limited in nature as of March 31, 2008. AES provides limited services to our natural gas distribution divisions, and the revenues AES receives are equal to the costs incurred to provide those services. Through Atmos Power Systems, Inc., we have constructed electric peaking power-generating plants and associated facilities and lease these plants through lease agreements that are accounted for as sales under generally accepted accounting principles.

2.	Unaudited Interim Financial Information

In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Because of seasonal and other factors, the results of operations for the three and six-month periods ended March 31, 2008 are not indicative of our results of operations for the full 2008 fiscal year, which ends September 30, 2008.

Significant accounting policies

Our accounting policies are described in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended September 30, 2007. Except for the Company’s adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), discussed below, there were no significant changes to those accounting policies during the six months ended March 31, 2008.

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

Prior to October 1, 2007, the $5.6 million liability previously recorded for uncertain tax positions was reflected on the consolidated balance sheet as a component of deferred income taxes. As a result of adopting FIN 48, we recorded a $3.7 million liability as a component of other current liabilities and $2.4 million as a component of deferred credits and other liabilities, with offsetting decreases to the deferred income tax liability.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2008, we had recorded liabilities associated with uncertain tax positions totaling $5.6 million. The realization of all of these tax benefits would reduce our income tax expense by approximately $5.6 million.

We recognize accrued interest related to unrecognized tax benefits as a component of interest expense. We recognize penalties related to unrecognized tax benefits as a component of miscellaneous income (expense) in accordance with regulatory requirements. We did not recognize any material penalty and interest expenses during the six months ended March 31, 2008.

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

Additionally, during the second quarter of fiscal 2008, we completed our annual goodwill impairment assessment. Based on the assessment performed, we determined that our goodwill was not impaired.

Regulatory assets and liabilities

We record certain costs as regulatory assets in accordance with Statement of Financial Accounting Standards (SFAS) 71, Accounting for the Effects of Certain Types of Regulation, when future recovery through customer rates is considered probable. Regulatory liabilities are recorded when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. Substantially all of our regulatory assets are recorded as a component of deferred charges and other assets and substantially all of our regulatory liabilities are recorded as a component of deferred credits and other liabilities. Deferred gas costs are recorded either in other current assets or liabilities and the regulatory cost of removal obligation is reported separately.

Significant regulatory assets and liabilities as of March 31, 2008 and September 30, 2007 included the following:

	March 31,	September 30,
	2008	2007
	(In thousands)

Regulatory assets:
Pension and postretirement benefit costs	$54,758	$59,022
Merger and integration costs, net	7,791	7,996
Deferred gas cost	41,113	14,797
Environmental costs	1,083	1,303
Rate case costs	12,538	10,989
Deferred franchise fees	721	796
Other	9,676	10,719

	$127,680	$105,622

Regulatory liabilities:
Deferred gas cost	$27,388	$84,043
Regulatory cost of removal obligation	301,678	295,241
Deferred income taxes, net	165	165
Other	7,363	7,503

	$336,594	$386,952

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive income

The following table presents the components of comprehensive income, net of related tax, for the three-month and six-month periods ended March 31, 2008 and 2007:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007
	(In thousands)

Net income	$111,534	$106,505	$185,337	$187,766
Unrealized holding gains (losses) on investments, net of tax expense (benefit) of $(1,385) and $(134) for the three months ended March 31, 2008 and 2007 and of $(671) and $749 for the six months ended March 31, 2008 and 2007	(2,262)	(219)	(1,097)	1,222
Amortization and unrealized gain on interest rate hedging transactions, net of tax expense of $482 and $982 for the three months ended March 31, 2008 and 2007 and $964 and $1,510 for the six months ended March 31, 2008 and 2007	787	1,602	1,574	2,462
Net unrealized gains on commodity hedging transactions, net of tax expense of $2,260 and $8,117 for the three months ended March 31, 2008 and 2007 and $7,197 and $15,336 for the six months ended March 31, 2008 and 2007	3,690	13,244	11,743	25,022

Comprehensive income	$113,749	$121,132	$197,557	$216,472

Accumulated other comprehensive loss, net of tax, as of March 31, 2008 and September 30, 2007 consisted of the following unrealized gains (losses):

	March 31,	September 30,
	2008	2007
	(In thousands)

Accumulated other comprehensive loss:
Unrealized holding gains on investments	$1,710	$2,807
Treasury lock agreements	(12,678)	(14,252)
Cash flow hedges	6,990	(4,753)

	$(3,978)	$(16,198)

Recently issued accounting pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 expands the disclosure requirements for derivative instruments and for hedging activities. This statement requires specific disclosures regarding how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The provisions of this standard will be effective for us beginning January 1, 2009. Since SFAS 161 only requires additional

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosures concerning derivatives and hedging activities, this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The provisions of this standard will apply to any acquisitions we may complete after October 1, 2009.

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

The following table shows the fair values of our risk management assets and liabilities by segment at March 31, 2008 and September 30, 2007:

	Natural	Natural
	Gas	Gas
	Distribution	Marketing	Total
	(In thousands)

March 31, 2008:
Assets from risk management activities, current	$9,505	$4,951	$14,456
Assets from risk management activities, noncurrent	—	4,952	4,952
Liabilities from risk management activities, current	—	(31,908)	(31,908)
Liabilities from risk management activities, noncurrent	—	(970)	(970)

Net assets (liabilities)	$9,505	$(22,975)	$(13,470)

September 30, 2007:
Assets from risk management activities, current	$—	$21,849	$21,849
Assets from risk management activities, noncurrent	—	5,535	5,535
Liabilities from risk management activities, current	(21,053)	(286)	(21,339)
Liabilities from risk management activities, noncurrent	—	(290)	(290)

Net assets (liabilities)	$(21,053)	$26,808	$5,755

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Natural Gas Distribution Hedging Activities

We use a combination of physical storage, fixed physical contracts and fixed financial contracts to partially insulate us and our customers against gas price volatility during the winter heating season. Because the gains or losses of financial derivatives used in our natural gas distribution segment ultimately are recovered through our rates, current period changes in the assets and liabilities from these risk management activities are recorded as a component of deferred gas costs in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation. Accordingly, there is no impact on earnings from our natural gas distribution operations as a result of the use of financial derivatives.

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

For the three and six-month periods ended March 31, 2008, the change in the deferred hedging position in accumulated other comprehensive loss primarily was attributable to increases in future commodity prices relative to the commodity prices stipulated in the derivative contracts, and the recognition for the six months ended March 31, 2008 of $2.1 million in net deferred hedging losses ($3.4 million in net deferred hedging gains being attributable to the three months ended March 31, 2008) in net income when the derivative contracts matured according to their terms. The net deferred hedging gain associated with open cash flow hedges remains subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. Most of the deferred hedging balance as of March 31, 2008 is expected to be recognized in net income in fiscal 2008 along with the corresponding hedged purchases and sales of natural gas.

Unrealized margins recorded in our income statement are comprised of various components, including, but not limited to, unrealized gains and losses arising from hedge ineffectiveness. Our hedge ineffectiveness primarily results from differences in the location and timing of the derivative instrument and the hedged item and could materially affect our results of operations for the reported period. Although these unrealized gains and losses are currently recorded in our income statement, they are not indicative of the economic gross profit we anticipate to realize when the underlying physical and financial transactions are settled.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value and cash flow hedge ineffectiveness arising from natural gas market price differences between the locations of the hedged inventory and the delivery location specified in the hedge instruments is referred to as basis ineffectiveness. Ineffectiveness arising from changes in the fair value of the fair value hedges due to changes in the difference between the spot price and the futures price, as well as the difference between the timing of the settlement of the futures and the valuation of the underlying physical commodity are referred to as timing ineffectiveness. The portion of our unrealized margins related to basis and timing ineffectiveness gains and losses for the three and six months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007
	(In thousands)

Basis ineffectiveness:
Fair value basis ineffectiveness	$(739)	$515	$1,217	$(131)
Cash flow basis ineffectiveness	(634)	(893)	126	(769)

Total basis ineffectiveness	(1,373)	(378)	1,343	(900)
Timing ineffectiveness:
Fair value timing ineffectiveness	6,965	19,570	43,618	80,302

Total hedge ineffectiveness	$5,592	$19,192	$44,961	$79,402

Under our risk management policies, we seek to match our financial derivative positions to our physical storage positions as well as our expected current and future sales and purchase obligations to maintain no net open positions at the end of each trading day. The determination of our net open position as of any day, however, requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. We may also be affected by intraday fluctuations of gas prices, since the price of natural gas purchased or sold for future delivery earlier in the day may not be hedged until later in the day. At times, limited net open positions related to our existing and anticipated commitments may occur. At the close of business on March 31, 2008, AEH had a net open position (including existing storage) of 0.2 Bcf.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Debt

Long-term debt

Long-term debt at March 31, 2008 and September 30, 2007 consisted of the following:

	March 31,	September 30,
	2008	2007
	(In thousands)

Unsecured 4.00% Senior Notes, due October 2009	$400,000	$400,000
Unsecured 7.375% Senior Notes, due 2011	350,000	350,000
Unsecured 10% Notes, due 2011	2,303	2,303
Unsecured 5.125% Senior Notes, due 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	500,000
Unsecured 6.35% Senior Notes, due 2017	250,000	250,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Medium term notes
Series A, 1995-2, 6.27%, due 2010	10,000	10,000
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
First Mortgage Bonds
Series P, 10.43% due May 2008	6,250	7,500
Other term notes due in installments through 2013	2,887	3,890

Total long-term debt	2,131,440	2,133,693
Less:
Original issue discount on unsecured senior notes and debentures	(3,291)	(3,547)
Current maturities	(8,453)	(3,831)

	$2,119,696	$2,126,315

Short-term debt

At March 31, 2008, there were no borrowings outstanding under our commercial paper program or bank credit facilities. At September 30, 2007, there was $150.6 million outstanding under our commercial paper program and bank credit facilities.

Shelf Registration

On December 4, 2006, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $900 million in new common stock and/or debt securities available for issuance. As of March 31, 2008, we had approximately $450 million of availability remaining under the registration statement. Due to certain restrictions placed by one state regulatory commission on our ability to issue securities under the registration statement, we are permitted to issue a total of approximately $100 million of equity securities, $50 million of senior debt securities and $300 million of subordinated debt securities. In addition, due to restrictions imposed by another state regulatory commission, if the credit ratings on our senior unsecured debt were to fall below investment grade from either Standard & Poor’s Corporation (BBB-), Moody’s Investors Services, Inc. (Baa3) or Fitch Ratings, Ltd. (BBB-), our ability to issue any type of debt securities under the registration statement would be suspended until we received an investment grade rating from all of the three credit rating agencies.

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

Committed credit facilities

As of March 31, 2008, we had three short-term committed revolving credit facilities totaling $918 million. The first facility is a five-year unsecured facility, expiring December 2011, for $600 million that bears interest at a base rate or at the LIBOR rate for the applicable interest period, plus from 0.30 percent to 0.75 percent, based on the Company’s credit ratings, and serves as a backup liquidity facility for our $600 million commercial paper program. At March 31, 2008, there were no borrowings outstanding under our commercial paper program.

The second facility is a $300 million unsecured 364-day facility expiring November 2008, that bears interest at a base rate or the LIBOR rate for the applicable interest period, plus from 0.30 percent to 0.75 percent, based on the Company’s credit ratings. At March 31, 2008, there were no borrowings under this facility.

The third facility is an $18 million unsecured facility that bears interest at a daily negotiated rate, generally based on the Federal Funds rate plus a variable margin. This facility expired on March 31, 2008 and was renewed effective April 1, 2008 for one year with no material changes to the terms and pricing. At March 31, 2008, there were no borrowings under this facility.

The availability of funds under our credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in our revolving credit facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At March 31, 2008, our total-debt-to-total-capitalization ratio, as defined, was 54 percent. In addition, both the interest margin over the Eurodollar rate and the fee that we pay on unused amounts under our revolving credit facilities are subject to adjustment depending upon our credit ratings. The revolving credit facilities each contain the same limitation with respect to our total-debt-to-total-capitalization ratio.

Uncommitted credit facilities

AEM has a $580 million uncommitted demand working capital credit facility. On March 31, 2008, AEM and the participating banks amended the facility, primarily to extend it to March 31, 2009. In addition, the amendment removed the financial covenant relating to the amount of cumulative losses that could be incurred by AEM and its subsidiaries over a specific period of time and included provisions permitting the participating banks, or their affiliates, to participate in physical commodity transactions with AEM.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate, as defined above, plus an applicable margin, which will range from 1.00 percent to 1.875 percent per annum, depending on the excess tangible net worth of AEM and whether the letters of credit are swap-related standby letters of credit.

AEM is required by the financial covenants in the credit facility not to exceed a maximum ratio of total liabilities to tangible net worth of 5 to 1. At March 31, 2008, AEM’s ratio of total liabilities to tangible net worth, as defined, was 2.21 to 1. Additionally, AEM must maintain minimum levels of net working capital ranging from $20 million to $120 million and a minimum tangible net worth ranging from $21 million to $121 million. As defined in the financial covenants, at March 31, 2008, AEM’s net working capital was $206.7 million and its tangible net worth was $214.9 million.

At March 31, 2008, there were no borrowings outstanding under this credit facility. However, at March 31, 2008, AEM letters of credit totaling $172.1 million had been issued under the facility, which reduced the amount available by a corresponding amount. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility was $27.9 million at March 31, 2008. This line of credit is collateralized by substantially all of the assets of AEM and is guaranteed by AEH.

The Company also has an unsecured short-term uncommitted credit line of $25 million that is used for working-capital and letter-of-credit purposes. In January 2008, the unused portion of this facility was terminated by the lending bank and the remaining balance will be terminated as the outstanding letters of credit expire. At March 31, 2008, there was $5.4 million in letters of credit outstanding under this facility.

The Company has a $200 million intercompany uncommitted revolving credit facility with AEH. This facility bears interest at the lesser of (i) the one-month LIBOR rate plus 0.20 percent or (ii) the marginal borrowing rate available to the Company on any such date under its commercial paper program. Applicable state regulatory commissions have approved this facility through December 31, 2008. At March 31, 2008, there was $16.1 million outstanding under this facility.

AEH has a $200 million intercompany uncommitted demand credit facility with the Company, which bears interest at the rate of AEM’s $580 million uncommitted demand working capital credit facility plus 0.75 percent. Applicable state regulatory commissions have approved this facility through December 31, 2008. At March 31, 2008, there were no borrowings under this facility.

In addition, to supplement its $580 million credit facility, AEM has a $200 million intercompany uncommitted demand credit facility with AEH, which bears interest at the rate of AEM’s $580 million uncommitted demand working capital credit facility plus 0.75 percent. Any outstanding amounts under this facility are subordinated to AEM’s $580 million uncommitted demand credit facility. At March 31, 2008, there were no borrowings under this facility.

Debt Covenants

We have other covenants in addition to those described above. Our Series P First Mortgage Bonds contain provisions that allow us to prepay the outstanding balance in whole at any time, subject to a prepayment premium. The First Mortgage Bonds provide for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. Under the most restrictive of such covenants, cumulative cash dividends paid after December 31, 1985 may not exceed the sum of accumulated net income for periods after December 31, 1985 plus $9 million. At March 31, 2008 approximately $387.1 million of retained earnings was unrestricted with respect to the payment of dividends. In April 2008, we gave notice to the trustee and the holders of our intent to redeem our Series P First Mortgage Bonds which mature in November 2013. As the bonds will be redeemed in May 2008, the debt covenants described above will no longer apply.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We were in compliance with all of our debt covenants as of March 31, 2008. If we were unable to comply with our debt covenants, we could be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions. Our public debt indentures relating to our senior notes and debentures, as well as our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. In addition, AEM’s credit agreement contains a cross-default provision whereby AEM would be in default if it defaults on other indebtedness, as defined, by at least $250 thousand in the aggregate. Additionally, this agreement contains a provision that would limit the amount of credit available if Atmos Energy were downgraded below an S&P rating of BBB and a Moody’s rating of Baa2.

Except as described above, we have no triggering events in our debt instruments that are tied to changes in specified credit ratings or stock price, nor have we entered into any transactions that would require us to issue equity, based on our credit rating or other triggering events.

5.	Shareholders’ Equity

Public Offering

On December 13, 2006, we completed a public offering of 6,325,000 shares of our common stock including the underwriters’ exercise of their overallotment option of 825,000 shares. The offering was priced at $31.50 and generated net proceeds of approximately $192 million. We used the net proceeds from this offering to reduce short-term debt.

Shareholder Rights Plan

In November 1997, our Board of Directors declared a dividend distribution of one right for each outstanding share of our common stock to shareholders of record at the close of business on May 10, 1998. Since that time, each share of common stock we have issued has included a right that entitles the holder to purchase from us a one-tenth share of our common stock at a purchase price of $8.00 per share, subject to adjustment. The description and terms of the rights are set forth in a rights agreement between us and the rights agent. The rights will terminate upon the expiration of the rights agreement on May 10, 2008.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share

Basic and diluted earnings per share for the three and six months ended March 31, 2008 and 2007 are calculated as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Net income	$111,534	$106,505	$185,337	$187,766

Denominator for basic income per share — weighted average common shares	89,314	88,078	89,133	85,404
Effect of dilutive securities:
Restricted and other shares	583	486	585	486
Stock options	93	171	99	171

Denominator for diluted income per share — weighted average common shares	89,990	88,735	89,817	86,061

Income per share — basic	$1.25	$1.21	$2.08	$2.20

Income per share — diluted	$1.24	$1.20	$2.06	$2.18

There were no out-of-the-money options excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2008 and 2007 as their exercise price was less than the average market price of the common stock during that period.

7.	Interim Pension and Other Postretirement Benefit Plan Information

The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and six months ended March 31, 2008 and 2007 are presented in the following table. All of these costs are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our gas distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(In thousands)

Components of net periodic pension cost:
Service cost	$3,878	$4,018	$3,341	$2,807
Interest cost	6,736	6,495	2,912	2,641
Expected return on assets	(6,311)	(6,089)	(715)	(597)
Amortization of transition asset	—	—	378	378
Amortization of prior service cost	(171)	45	—	8
Amortization of actuarial loss	1,926	2,434	—	—

Net periodic pension cost	$6,058	$6,903	$5,916	$5,237

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(In thousands)

Components of net periodic pension cost:
Service cost	$7,756	$8,036	$6,682	$5,614
Interest cost	13,472	12,990	5,824	5,281
Expected return on assets	(12,621)	(12,178)	(1,430)	(1,194)
Amortization of transition asset	—	—	756	756
Amortization of prior service cost	(342)	90	—	16
Amortization of actuarial loss	3,852	4,868	—	—

Net periodic pension cost	$12,117	$13,806	$11,832	$10,473

The assumptions used to develop our net periodic pension cost for the three and six months ended March 31, 2008 and 2007 are as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Discount rate	6.30%	6.30%	6.30%	6.30%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.25%	8.25%	5.00%	5.20%

The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. However, we have made additional voluntary contributions to satisfy regulatory requirements in certain of our jurisdictions. During the six months ended March 31, 2008, we contributed $4.7 million to our other postretirement plans, and we expect to contribute a total of approximately $10 million to these plans during fiscal 2008.

8.	Commitments and Contingencies

Litigation and Environmental Matters

The Company has continued to respond on a timely basis to data requests received from the Division of Investigations of the Office of Enforcement of the Federal Energy Regulatory Commission (the “Commission”) in connection with its investigation initiated in December 2007 into possible violations of the Commission’s posting and competitive bidding regulations for pre-arranged released firm capacity on natural gas pipelines. The data requests include requests for information and documents concerning specified short-term capacity release transportation transactions. We intend to fully cooperate with the Commission during its investigation. However, we currently are unable to predict the final outcome of this investigation or the potential impact it could have on our financial position, results of operations or cash flows.

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

With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 13 to the financial statements in our Annual Report on Form 10-K for the year ended September 30,

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, there were no material changes in the status of such litigation and environmental-related matters or claims during the six months ended March 31, 2008. We continue to believe that the final outcome of such litigation and environmental-related matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Purchase Commitments

AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At March 31, 2008, AEM was committed to purchase 85.7 Bcf within one year, 31.7 Bcf within one to three years and 0.6 Bcf after three years under indexed contracts. AEM is committed to purchase 1.6 Bcf within one year and 0.1 Bcf within one to three years under fixed price contracts with prices ranging from $6.27 to $11.25. Purchases under these contracts totaled $860.3 million and $563.0 million for the three months ended March 31, 2008 and 2007 and $1,432.3 million and $983.4 for the six months ended March 31, 2008 and 2007.

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

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at market prices. The estimated fiscal year commitments under these contracts as of March 31, 2008 are as follows (in thousands):

2008	$134,763
2009	200,640
2010	125,092
2011	10,891
2012	10,774
Thereafter	14,380

$496,540

Regulatory Matters

At March 31, 2008, we had rate cases in progress in our Georgia, Kansas, Mid-Tex and Virginia service areas. During the three months ended March 31, 2008, we reached settlement agreements with 438 of the 439 municipalities in our Mid-Tex Division, with the exception of the City of Dallas. The Railroad Commission of Texas heard arguments from the City of Dallas and Atmos Energy in late March and a final order is expected in June 2008. In our Kansas rate case, we reached a tentative settlement agreement with the Kansas Commission’s Staff in March 2008. These regulatory proceedings are discussed in further detail in Management’s Discussion and Analysis — Recent Ratemaking Developments.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Concentration of Credit Risk

Information regarding our concentration of credit risk is disclosed in Note 15 to the financial statements in our Annual Report on Form 10-K for the year ended September 30, 2007. During the six months ended March 31, 2008, there were no material changes in our concentration of credit risk.

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

Through our nonregulated businesses, we provide natural gas management and marketing services to municipalities, other local distribution companies and industrial customers primarily in the Midwest and Southeast. Additionally, we provide natural gas transportation and storage services to certain of our natural gas distribution operations and to third parties.

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

In our determination of reportable segments, we consider the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. Although our natural gas distribution segment operations are geographically dispersed, they are reported as a single segment as each natural gas distribution division has similar economic characteristics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We evaluate performance based on net income or loss of the respective operating units.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, we changed the composition of our operating segments. All prior period segment information has been restated to conform to our new segment presentation.

Income statements for the three and six-month periods ended March 31, 2008 and 2007 by segment are presented in the following tables:

	Three Months Ended March 31, 2008
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$1,521,636	$22,830	$931,990	$7,529	$—	$2,483,985
Intersegment revenues	220	28,610	196,663	2,493	(227,986)	—

	1,521,856	51,440	1,128,653	10,022	(227,986)	2,483,985
Purchased gas cost	1,164,332	—	1,112,321	338	(227,400)	2,049,591

Gross profit	357,524	51,440	16,332	9,684	(586)	434,394
Operating expenses
Operation and maintenance	98,578	15,086	5,525	1,536	(672)	120,053
Depreciation and amortization	43,130	4,907	374	379	—	48,790
Taxes, other than income	52,304	1,385	407	312	—	54,408

Total operating expenses	194,012	21,378	6,306	2,227	(672)	223,251

Operating income	163,512	30,062	10,026	7,457	86	211,143
Miscellaneous income	3,670	209	602	1,942	(4,956)	1,467
Interest charges	29,084	6,776	2,002	524	(4,870)	33,516

Income before income taxes	138,098	23,495	8,626	8,875	—	179,094
Income tax expense	52,442	8,271	3,347	3,500	—	67,560

Net income	$85,656	$15,224	$5,279	$5,375	$—	$111,534

Capital expenditures	$89,671	$13,700	$38	$1,158	$—	$104,567

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2007
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$1,460,861	$19,658	$583,269	$11,794	$—	$2,075,582
Intersegment revenues	172	26,410	211,772	2,283	(240,637)	—

	1,461,033	46,068	795,041	14,077	(240,637)	2,075,582
Purchased gas cost	1,114,787	—	771,988	229	(240,108)	1,646,896

Gross profit	346,246	46,068	23,053	13,848	(529)	428,686
Operating expenses
Operation and maintenance	92,328	12,353	6,590	1,206	(615)	111,862
Depreciation and amortization	45,904	4,324	448	390	—	51,066
Taxes, other than income	53,665	2,360	407	314	—	56,746

Total operating expenses	191,897	19,037	7,445	1,910	(615)	219,674

Operating income	154,349	27,031	15,608	11,938	86	209,012
Miscellaneous income	2,621	581	2,522	696	(4,582)	1,838
Interest charges	29,704	6,641	379	3,034	(4,496)	35,262

Income before income taxes	127,266	20,971	17,751	9,600	—	175,588
Income tax expense	50,946	7,698	6,720	3,719	—	69,083

Net income	$76,320	$13,273	$11,031	$5,881	$—	$106,505

Capital expenditures	$71,278	$12,777	$312	$1,439	$—	$85,806

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2008
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$2,449,665	$45,267	$1,634,712	$11,851	$—	$4,141,495
Intersegment revenues	368	51,219	334,658	4,898	(391,143)	—

	2,450,033	96,486	1,969,370	16,749	(391,143)	4,141,495
Purchased gas cost	1,819,309	—	1,907,075	1,067	(389,988)	3,337,463

Gross profit	630,724	96,486	62,295	15,682	(1,155)	804,032
Operating expenses
Operation and maintenance	195,825	30,518	13,402	2,824	(1,327)	241,242
Depreciation and amortization	85,962	9,823	761	757	—	97,303
Taxes, other than income	87,922	3,829	3,407	677	—	95,835

Total operating expenses	369,709	44,170	17,570	4,258	(1,327)	434,380

Operating income	261,015	52,316	44,725	11,424	172	369,652
Miscellaneous income	4,146	383	1,398	3,970	(8,523)	1,374
Interest charges	60,298	13,847	3,316	1,223	(8,351)	70,333

Income before income taxes	204,863	38,852	42,807	14,171	—	300,693
Income tax expense	79,043	13,781	16,928	5,604	—	115,356

Net income	$125,820	$25,071	$25,879	$8,567	$—	$185,337

Capital expenditures	$173,984	$22,082	$69	$2,587	$—	$198,722

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2007
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$2,424,944	$38,335	$1,194,638	$20,298	$—	$3,678,215
Intersegment revenues	333	47,605	312,097	5,112	(365,147)	—

	2,425,277	85,940	1,506,735	25,410	(365,147)	3,678,215
Purchased gas cost	1,816,463	—	1,420,548	454	(363,528)	2,873,937

Gross profit	608,814	85,940	86,187	24,956	(1,619)	804,278
Operating expenses
Operation and maintenance	190,441	23,455	12,168	2,959	(1,791)	227,232
Depreciation and amortization	89,626	8,841	777	817	—	100,061
Taxes, other than income	91,287	4,296	656	574	—	96,813

Total operating expenses	371,354	36,592	13,601	4,350	(1,791)	424,106

Operating income	237,460	49,348	72,586	20,606	172	380,172
Miscellaneous income	4,401	910	4,238	1,596	(7,728)	3,417
Interest charges	62,177	14,132	1,406	4,635	(7,556)	74,794

Income before income taxes	179,684	36,126	75,418	17,567	—	308,795
Income tax expense	71,530	13,202	29,440	6,857	—	121,029

Net income	$108,154	$22,924	$45,978	$10,710	$—	$187,766

Capital expenditures	$143,697	$26,381	$650	$2,064	$—	$172,792

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at March 31, 2008 and September 30, 2007 by segment is presented in the following tables:

	March 31, 2008
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

ASSETS
Property, plant and equipment, net	$3,350,194	$542,913	$7,579	$48,180	$—	$3,948,866
Investment in subsidiaries	467,734	—	(2,096)	—	(465,638)	—
Current assets
Cash and cash equivalents	48,027	—	56,760	34,849	—	139,636
Cash held on deposit in margin account	—	—	29,591	—	—	29,591
Assets from risk management activities	9,505	—	8,416	143	(3,608)	14,456
Other current assets	730,288	16,733	598,872	31,476	(68,338)	1,309,031
Intercompany receivables	499,300	—	—	182,483	(681,783)	—

Total current assets	1,287,120	16,733	693,639	248,951	(753,729)	1,492,714
Intangible assets	—	—	2,404	—	—	2,404
Goodwill	567,775	132,490	24,282	10,429	—	734,976
Noncurrent assets from risk management activities	—	—	4,952	—	—	4,952
Deferred charges and other assets	211,199	7,660	1,253	16,970	—	237,082

	$5,884,022	$699,796	$732,013	$324,530	$(1,219,367)	$6,420,994

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,125,993	$113,789	$153,582	$200,363	$(467,734)	$2,125,993
Long-term debt	2,119,012	—	—	684	—	2,119,696

Total capitalization	4,245,005	113,789	153,582	201,047	(467,734)	4,245,689
Current liabilities
Current maturities of long-term debt	6,250	—	—	2,203	—	8,453
Short-term debt	16,100	—	—	—	(16,100)	—
Liabilities from risk management activities	—	—	32,046	3,470	(3,608)	31,908
Other current liabilities	729,350	3,335	396,087	107,177	(50,142)	1,185,807
Intercompany payables	—	536,863	144,920	—	(681,783)	—

Total current liabilities	751,700	540,198	573,053	112,850	(751,633)	1,226,168
Deferred income taxes	367,415	42,134	3,700	6,983	—	420,232
Noncurrent liabilities from risk management activities	—	—	970	—	—	970
Regulatory cost of removal obligation	277,560	—	—	—	—	277,560
Deferred credits and other liabilities	242,342	3,675	708	3,650	—	250,375

	$5,884,022	$699,796	$732,013	$324,530	$(1,219,367)	$6,420,994

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2007
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

ASSETS
Property, plant and equipment, net	$3,251,144	$531,921	$7,850	$45,921	$—	$3,836,836
Investment in subsidiaries	396,474	—	(2,096)	—	(394,378)	—
Current assets
Cash and cash equivalents	28,881	—	31,703	141	—	60,725
Cash held on deposit in margin account	—	—	—	—	—	—
Assets from risk management activities	—	—	26,783	12,947	(17,881)	21,849
Other current assets	643,353	20,065	337,169	76,731	(90,997)	986,321
Intercompany receivables	536,985	—	—	114,300	(651,285)	—

Total current assets	1,209,219	20,065	395,655	204,119	(760,163)	1,068,895
Intangible assets	—	—	2,716	—	—	2,716
Goodwill	567,775	132,490	24,282	10,429	—	734,976
Noncurrent assets from risk management activities	—	—	5,535	—	—	5,535
Deferred charges and other assets	227,869	4,898	1,279	13,913	—	247,959

	$5,652,481	$689,374	$435,221	$274,382	$(1,154,541)	$5,896,917

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$1,965,754	$88,719	$107,090	$200,665	$(396,474)	$1,965,754
Long-term debt	2,125,007	—	—	1,308	—	2,126,315

Total capitalization	4,090,761	88,719	107,090	201,973	(396,474)	4,092,069
Current liabilities
Current maturities of long-term debt	1,250	—	—	2,581	—	3,831
Short-term debt	187,284	—	30,000	—	(66,685)	150,599
Liabilities from risk management activities	21,053	—	18,167	—	(17,881)	21,339
Other current liabilities	519,642	6,394	186,792	53,297	(22,216)	743,909
Intercompany payables	—	550,184	101,101	—	(651,285)	—

Total current liabilities	729,229	556,578	336,060	55,878	(758,067)	919,678
Deferred income taxes	326,518	40,565	(8,925)	12,411	—	370,569
Noncurrent liabilities from risk management activities	—	—	290	—	—	290
Regulatory cost of removal obligation	271,059	—	—	—	—	271,059
Deferred credits and other liabilities	234,914	3,512	706	4,120	—	243,252

	$5,652,481	$689,374	$435,221	$274,382	$(1,154,541)	$5,896,917

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Atmos Energy Corporation

We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation as of March 31, 2008, and the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Dallas, Texas
May 5, 2008

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

Through our nonregulated businesses, we primarily provide natural gas management and marketing services to municipalities, other local gas distribution companies and industrial customers primarily in the Midwest and Southeast and natural gas transportation and storage services to certain of our natural gas distribution divisions and to third parties.

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

Our critical accounting policies are reviewed by the Audit Committee quarterly. There were no significant changes to these critical accounting policies during the six months ended March 31, 2008.

RESULTS OF OPERATIONS

The following table presents our consolidated financial highlights for the three and six months ended March 31, 2008 and 2007:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007
	(In thousands)

Operating revenues	$2,483,985	$2,075,582	$4,141,495	$3,678,215
Gross profit	434,394	428,686	804,032	804,278
Operating expenses	223,251	219,674	434,380	424,106
Operating income	211,143	209,012	369,652	380,172
Miscellaneous income	1,467	1,838	1,374	3,417
Interest charges	33,516	35,262	70,333	74,794
Income before income taxes	179,094	175,588	300,693	308,795
Income tax expense	67,560	69,083	115,356	121,029
Net income	$111,534	$106,505	$185,337	$187,766
Diluted net income per share	$1.24	$1.20	$2.06	$2.18

Our consolidated net income during the three and six months ended March 31, 2008 and 2007 was earned in each of our business segments as follows:

	Three Months Ended
	March 31
	2008	2007	Change
	(In thousands)

Natural gas distribution segment	$85,656	$76,320	$9,336
Regulated transmission and storage segment	15,224	13,273	1,951
Natural gas marketing segment	5,279	11,031	(5,752)
Pipeline, storage and other segment	5,375	5,881	(506)

Net income	$111,534	$106,505	$5,029

	Six Months Ended
	March 31
	2008	2007	Change
	(In thousands)

Natural gas distribution segment	$125,820	$108,154	$17,666
Regulated transmission and storage segment	25,071	22,924	2,147
Natural gas marketing segment	25,879	45,978	(20,099)
Pipeline, storage and other segment	8,567	10,710	(2,143)

Net income	$185,337	$187,766	$(2,429)

The following tables segregate our consolidated net income and diluted earnings per share between our regulated and nonregulated operations:

	Three Months Ended
	March 31
	2008	2007	Change
	(In thousands, except per share data)

Regulated operations	$100,880	$89,593	$11,287
Nonregulated operations	10,654	16,912	(6,258)

Consolidated net income	$111,534	$106,505	$5,029

Diluted EPS from regulated operations	$1.12	$1.01	$0.11
Diluted EPS from nonregulated operations	0.12	0.19	(0.07)

Consolidated diluted EPS	$1.24	$1.20	$0.04

	Six Months Ended
	March 31
	2008	2007	Change
	(In thousands, except per share data)

Regulated operations	$150,891	$131,078	$19,813
Nonregulated operations	34,446	56,688	(22,242)

Consolidated net income	$185,337	$187,766	$(2,429)

Diluted EPS from regulated operations	$1.68	$1.52	$0.16
Diluted EPS from nonregulated operations	0.38	0.66	(0.28)

Consolidated diluted EPS	$2.06	$2.18	$(0.12)

The following summarizes the results of our operations and other significant events for the six months ended March 31, 2008:

•	Regulated operations generated 81 percent of net income during the six months ended March 31, 2008 compared to 70 percent during the six months ended March 31, 2007. The $19.8 million increase in our regulated operations net income primarily reflects rate increases in our Mid-Tex, Kentucky, Louisiana and Tennessee service areas coupled with higher rates and throughput in our Atmos Pipeline — Texas Division.

•	Nonregulated operations contributed 19 percent of net income during the six months ended March 31, 2008 compared to 30 percent during the six months ended March 31, 2007. The $22.2 million decrease in our nonregulated operations net income primarily reflects lower asset optimization margins partially offset by higher delivered gas margins and lower unrealized losses.

•	For the six months ended March 31, 2008, we generated $479.2 million in operating cash flow compared with $511.9 million for the six months ended March 31, 2007, primarily reflecting an increase in cash required to collateralize our risk management accounts.

•	In September 2007, we filed a statement of intent for a rate increase of $51.9 million in our Mid-Tex Division. During the three months ended March 31, 2008, we reached settlement agreements with 438 of the 439 cities in our Mid-Tex Division. The only city that has not settled is the City of Dallas. In March 2008, hearings were conducted at the Railroad Commission of Texas on the rate case with the City of Dallas, with a final order expected in June 2008.

Three Months Ended March 31, 2008 compared with Three Months Ended March 31, 2007

Natural Gas Distribution Segment

The primary factors that impact the results of our natural gas distribution operations are our ability to earn our authorized rates of return, the cost of natural gas, competitive factors in the energy industry and economic conditions in our service areas.

Our ability to earn our authorized rates of return is based primarily on our ability to improve the rate design in our various ratemaking jurisdictions by reducing or eliminating regulatory lag and, ultimately, separating the recovery of our approved margins from customer usage patterns. Improving rate design is a long-term process and is further complicated by the fact that we operate in multiple rate jurisdictions.

Seasonal weather patterns can also affect our natural gas distribution operations. However, the effect of weather that is above or below normal is substantially offset through weather normalization adjustments, known as WNA, which has been approved by state regulatory commissions for approximately 90 percent of our residential and commercial meters in the following states for the following time periods:

Georgia	October – May
Kansas	October – May
Kentucky	November – April
Louisiana	December – March
Mississippi	November – April
Tennessee	November – April
Texas: Mid-Tex	November – April
Texas: West Texas	October – May
Virginia	January – December

Our natural gas distribution operations are also affected by the cost of natural gas. The cost of gas is passed through to our customers without markup. Therefore, increases in the cost of gas are offset by a corresponding increase in revenues. Accordingly, we believe gross profit is a better indicator of our financial performance than revenues. However, gross profit in our Texas and Mississippi service areas include franchise fees and gross receipts taxes, which are calculated as a percentage of revenue (inclusive of gas costs). Therefore, the amount of these taxes included in revenues is influenced by the cost of gas and the level of gas sales volumes. We record the associated tax expense as a component of taxes, other than income. Although changes in revenue-related taxes arising from changes in gas costs affect gross profit, over time the impact is offset within operating income. Timing differences exist between the recognition of revenue for franchise fees collected from our customers and the recognition of expense of franchise taxes. The effect of these timing differences can be significant in periods of volatile gas prices, particularly in our Mid-Tex Division. These timing differences may favorably or unfavorably affect net income; however, these amounts should offset over time with no permanent impact on net income.

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

Review of Financial and Operating Results

Financial and operational highlights for our natural gas distribution segment for the three months ended March 31, 2008 and 2007 are presented below.

	Three Months Ended
	March 31
	2008	2007	Change
	(In thousands, unless otherwise noted)

Gross profit	$357,524	$346,246	$11,278
Operating expenses	194,012	191,897	2,115

Operating income	163,512	154,349	9,163
Miscellaneous income	3,670	2,621	1,049
Interest charges	29,084	29,704	(620)

Income before income taxes	138,098	127,266	10,832
Income tax expense	52,442	50,946	1,496

Net income	$85,656	$76,320	$9,336

Consolidated natural gas distribution sales volumes — MMcf	135,568	133,856	1,712
Consolidated natural gas distribution transportation volumes — MMcf	39,730	39,567	163

Total consolidated natural gas distribution throughput — MMcf	175,298	173,423	1,875

Consolidated natural gas distribution average transportation revenue per Mcf	$0.44	$0.48	$(0.04)
Consolidated natural gas distribution average cost of gas per Mcf sold	$8.59	$8.33	$0.26

The following table shows our operating income by natural gas distribution division for the three months ended March 31, 2008 and 2007. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended
	March 31
	2008	2007	Change
	(In thousands)

Colorado-Kansas	$15,536	$14,968	$568
Kentucky/Mid-States	29,875	28,948	927
Louisiana	19,236	23,026	(3,790)
Mid-Tex	72,479	59,007	13,472
Mississippi	16,514	16,204	310
West Texas	8,919	12,115	(3,196)
Other	953	81	872

Total	$163,512	$154,349	$9,163

The $11.3 million increase in natural gas distribution gross profit primarily reflects a $13.4 million net increase in rates. The net increase in rates primarily was attributable to the Mid-Tex Division, which increased $12.4 million as a result of the 2006 Gas Reliability Infrastructure Program (GRIP) filing, the prior Mid-Tex rate case, which was substantially concluded in March 2007 and the absence of a one-time GRIP refund in the prior year. The current-year period also reflects $3.8 million in rate increases in our Kentucky, Louisiana, Tennessee and West Texas service areas.

Gross profit also increased approximately $4.0 million in revenue-related taxes primarily due to higher revenues, on which the tax is calculated, in the current-year quarter compared to the prior-year quarter. This increase, partially offset by a $1.3 million quarter-over-quarter increase in the associated franchise and state gross receipts tax expense recorded as a component of taxes other than income, resulted in a $2.7 million increase in operating income when compared with the prior-year quarter.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, increased $2.1 million.

Operation and maintenance expense, excluding the provision for doubtful accounts, increased $7.9 million, primarily due to an overall increase in administrative costs. The prior-year quarter includes the favorable impact of a nonrecurring $4.3 million deferral of incremental Hurricane Katrina-related operation and maintenance expenses in the prior-year quarter.

The provision for doubtful accounts decreased $1.6 million to $2.8 million for the three months ended March 31, 2008. The decrease primarily was attributable to stronger collection efforts.

Depreciation and amortization expense decreased $2.8 million for the second quarter of fiscal 2008 compared with second quarter of fiscal 2007. The decrease primarily was attributable to changes in depreciation rates as a result of recent rate cases.

Results for the quarter include a $1.2 million gain on the sale of irrigation assets in our West Texas Division.

Interest charges allocated to the natural gas distribution segment decreased $0.6 million due to lower average effective interest rates experienced during the current-year quarter compared to the prior-year quarter.

Recent Ratemaking Developments

Significant ratemaking developments that occurred during the six months ended March 31, 2008 are discussed below. The amounts described below represent the gross revenues that were requested or received in each rate filing, which may not necessarily reflect the increase in operating income obtained, as certain operating costs may have increased as a result of a commission’s final ruling.

Mid-Tex Division Rate Settlements

In September 2007, Atmos Energy filed a statement of intent for a rate increase of $51.9 million in our Mid-Tex Division. During the fiscal 2008 second quarter, we reached settlement agreements with 438 of the 439 cities, and have support from Railroad Commission of Texas staff to implement the settlement for our environs customers. The City of Dallas is the only city with whom we have not reached a settlement. The settlement agreement includes i) an increase of approximately $10 million, that was implemented effective April 1, 2008; ii) a rate review mechanism (RRM) that will reflect annual changes in the Mid-Tex Division’s cost of service and rate base; iii) an authorized return on equity of 9.6 percent; and iv) the establishment of a new program designed to encourage natural gas conservation.

In March 2008, hearings were conducted at the Railroad Commission of Texas (RRC) on the rate case with the City of Dallas. We expect to receive a proposal for decision in mid-May 2008 with a final order expected in June 2008.

In April 2008, the Mid-Tex Division filed its first Rate Review Mechanism that will adjust rates, effective October 1, 2008, for the cities that have agreed to the settlement. The proposed increase to base rates is $33.5 million.

Other Rate Case Filings

In May 2006, Atmos Energy began receiving “show cause” ordinances from several of the cities in the West Texas Division. In December 2007, our West Texas Division reached a settlement agreement with the West Texas cities resulting in an approved GRIP filing to include in rate base approximately $7.0 million of capital costs incurred during calendar year 2006. The filing should result in additional annual revenues of approximately $1.1 million. The settlement agreement also included an agreement to work on a rate review mechanism for our West Texas system during 2008 which, like the Mid-Tex Division’s RRM, would adjust rates on a periodic basis to reflect changes in the West Texas Division’s cost of service and rate base for this service area.

In October 2007, our Kentucky/Mid-States Division settled its $11.1 million rate case filed in May 2007 with the Tennessee Regulatory Authority. The settlement resulted in an increase in annual revenue of $4.0 million and a $4.1 million reduction in depreciation expense.

In September 2007, we filed an application with the Kansas Corporation Commission (KCC) requesting a rate increase of $5.0 million in our Kansas service area. A tentative settlement for an increase in annual revenue of $2.1 million was reached with the Kansas Commission Staff in March 2008. The settlement was contested by the Consumer Utility Ratepayer Board. A hearing on the merits of the settlement was conducted in April 2008 and a final order is expected in May 2008.

In February 2008, we filed for a rate increase of $0.9 million in the Virginia jurisdiction of our Kentucky/Mid-States Division. A procedural schedule has been established that should result in a final order being issued by the fourth quarter of fiscal year 2008.

In March 2008, we filed for a rate increase of $6.2 million in the Georgia jurisdiction of our Kentucky/Mid-States Division. A procedural schedule has been established that should result in a final order being issued by the fourth quarter of fiscal year 2008.

Stable Rate Filings

Louisiana Division.  In December 2007, we filed our TransLa annual rate stabilization clause with the Louisiana Public Service Commission requesting an increase of $2.2 million, including an increase in depreciation expense of approximately $0.4 million. The filing was for the test year ended September 30, 2007. The TransLa filing was approved in March 2008 and resulted in an increase of $2.1 million in annual revenue effective April 1, 2008. In April 2008, we filed the LGS annual rate stabilization clause, requesting an increase of $2.6 million. The filing was for the test year ended December 31, 2007 and is expected to be effective July 1, 2008.

Mississippi Division.  In December 2007, the Mississippi Public Service Commission approved our annual stable rate filing with no change in rates.

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

Review of Financial and Operating Results

Financial and operational highlights for our regulated transmission and storage segment for the three months ended March 31, 2008 and 2007 are presented below.

	Three Months Ended
	March 31
	2008	2007	Change
	(In thousands, unless otherwise noted)

Mid-Tex transportation	$28,260	$25,967	$2,293
Third-party transportation	18,229	13,702	4,527
Storage and park and lend services	1,862	1,876	(14)
Other	3,089	4,523	(1,434)

Gross profit	51,440	46,068	5,372
Operating expenses	21,378	19,037	2,341

Operating income	30,062	27,031	3,031
Miscellaneous income	209	581	(372)
Interest charges	6,776	6,641	135

Income before income taxes	23,495	20,971	2,524
Income tax expense	8,271	7,698	573

Net income	$15,224	$13,273	$1,951

Gross pipeline transportation volumes — MMcf	223,476	199,701	23,775

Consolidated pipeline transportation volumes — MMcf	141,108	116,995	24,113

The $5.4 million increase in gross profit primarily was attributable to a $3.0 million increase from rate adjustments resulting from our 2006 GRIP filing and a $1.7 million increase from transportation volumes. Consolidated throughput increased 21 percent, primarily due to increased transportation in the Barnett Shale and Carthage regions of Texas. The improvement in gross profit also reflects increased service fees and unit transportation margins due to favorable market conditions which contributed $1.7 million. These increases were partially offset by a $1.5 million decrease in sales of excess gas that occurred in the prior-year quarter.

Operating expenses increased $2.3 million primarily due to increased pipeline integrity and maintenance costs.

Recent Ratemaking Developments

In April 2008, the RRC approved the GRIP filing for our Atmos Pipeline — Texas Division to include in rate base approximately $46.6 million of capital costs incurred during calendar year 2007. The filing should result in additional annual revenues of approximately $7.0 million. These revenues represent the gross revenues that were received in the filing, which may not necessarily result in an equal increase in operating income, as some operating costs may increase.

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

We use derivatives, designated as fair value hedges, to hedge our natural gas inventory used in our natural gas marketing storage activities. These derivatives are marked to market each month based upon the NYMEX price with changes in fair value recognized as unrealized gains and losses in the period of change. The hedged natural gas inventory is marked to market at the end of each month based on the Gas Daily index with changes in fair value recognized as unrealized gains and losses in the period of change. Changes in the spreads between the forward natural gas prices used to value the financial hedges designated against our physical inventory and the market (spot) prices used to value our physical storage result in the unrealized margins reported as a part of our storage activities until the underlying physical gas is cycled and the related financial derivatives are settled.

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

Review of Financial and Operating Results

Financial and operational highlights for our natural gas marketing segment for the three months ended March 31, 2008 and 2007 are presented below. Gross profit margin for our natural gas marketing segment consists primarily of margins earned from the delivery of gas and related services requested by our customers and asset optimization activities which are derived from the utilization of our managed proprietary and third party storage and transportation assets to capture favorable arbitrage spreads through natural gas trading activities.

Unrealized margins represent the unrealized gains or losses on net physical gas position and related derivative contracts used by our natural gas marketing segment to manage commodity price risk as described above. These margins fluctuate based upon changes in the spreads between the physical and forward natural gas prices. Generally, if the physical/financial spread narrows, we will record unrealized gains or lower unrealized losses. If the physical/financial spread widens, we will record unrealized losses or lower unrealized gains. The magnitude of the unrealized gains and losses is also contingent upon the levels of our net physical position at the end of the reporting period.

	Three Months Ended
	March 31
	2008	2007	Change
	(In thousands, unless otherwise noted)

Delivered gas	$26,195	$14,252	$11,943
Asset optimization	27,737	77,724	(49,987)
Unrealized margins	(37,600)	(68,923)	31,323

Gross profit	16,332	23,053	(6,721)
Operating expenses	6,306	7,445	(1,139)

Operating income	10,026	15,608	(5,582)
Miscellaneous income	602	2,522	(1,920)
Interest charges	2,002	379	1,623

Income before income taxes	8,626	17,751	(9,125)
Income tax expense	3,347	6,720	(3,373)

Net income	$5,279	$11,031	$(5,752)

Gross natural gas marketing sales volumes — MMcf	136,677	114,110	22,567

Consolidated natural gas marketing sales volumes — MMcf	120,023	101,386	18,637

Net physical position (Bcf)	20.7	19.6	1.1

The $6.7 million decrease in our natural gas marketing segment’s gross profit primarily reflects a $50.0 million decrease in asset optimization margins. Natural gas market conditions were significantly less volatile during the current-year quarter compared with the prior-year quarter, which created fewer opportunities to capitalize on price fluctuations. As a result, the decrease in asset optimization is primarily attributable to smaller gains realized from the settlement of financial positions related to physical gas deliveries from our storage assets compared with the prior-year quarter. Additionally, increased storage demand fees incurred to support our asset optimization activities contributed to the decrease in gross profit.

An $11.9 million increase in delivered gas margins partially offset the decrease in asset optimization activities resulting from increased sales volumes and increased per unit margins. Gross sales volumes increased 20 percent compared with the prior-year quarter as a result of the successful execution of our marketing efforts. The increase in delivered gas margin was also attributable to the realization of favorable gains due to the location of gas sold. After excluding the effect of these location basis gains, we experienced a 24 percent increase in per-unit margins during the three months ended March 31, 2008 compared with the prior-year quarter.

Gross profit margin was also favorably impacted by a $31.3 million increase in unrealized margins attributable to a narrowing of the spreads between the current cash prices and forward natural gas prices during the current-year quarter compared with the prior-year quarter.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income taxes, decreased $1.1 million primarily due to a decrease in employee and other administrative costs.

Economic Gross Profit

AEM monitors the impact of its asset optimization efforts by estimating the gross profit that it captured through the purchase and sale of physical natural gas and the associated financial derivatives. The reconciliation below of the economic gross profit, combined with the effect of unrealized gains or losses recognized in accordance with generally accepted accounting principles in the financial statements in prior periods, is presented to provide a measure of the potential gross profit from asset optimization that could occur in future periods if AEM’s optimization efforts are executed as planned. We consider this measure of potential gross profit a non-GAAP financial measure as it is calculated using both forward-looking and historical financial information. The following table presents AEM’s economic gross profit and its potential gross profit at March 31, 2008, December 31, 2007 and September 30, 2007.

			Associated Net
	Net Physical	Economic Gross	Unrealized Gain	Potential Gross
Period Ending	Position	Profit	(Loss)	Profit
	(Bcf)	(In millions)	(In millions)	(In millions)

March 31, 2008	20.7	$10.8	$(0.6)	$11.4
December 31, 2007	17.7	$44.2	$32.9	$11.3
September 30, 2007	12.3	$40.8	$10.8	$30.0

As of March 31, 2008, based upon AEM’s derivatives position and inventory withdrawal schedule, the economic gross profit was $10.8 million. This amount is increased by $0.6 million of net unrealized losses recorded in the financial statements as of March 31, 2008 that will reverse when the inventory is withdrawn and the accompanying financial derivatives are settled. Therefore, the potential gross profit was $11.4 million. This potential gross profit amount will likely not result in an equal increase in future net income as AEM will incur additional storage and other operational expenses and increased income taxes to realize this amount.

The $0.1 million increase in potential gross profit as compared to December 31, 2007, reflects a $33.5 million decrease in unrealized gains primarily attributable to realizing previously recorded gains offset by a $33.4 million decrease in the economic gross profit. As a result of the natural gas market conditions experienced during the quarter, AEM elected to recognize most of the economic value captured as of December 31, 2007 by cycling gas from storage and executing the associated financial contracts. During this process, AEM increased its net physical position; however, the captured spreads were lower than in prior periods.

The economic gross profit is based upon planned injection and withdrawal schedules, and the realization of the economic gross profit is contingent upon the execution of this plan, weather and other execution factors. Since AEM actively manages and optimizes its portfolio to enhance the future profitability of its storage position, it may change its scheduled injection and withdrawal plans from one time period to another based on market conditions. Therefore, we cannot ensure that the economic gross profit or the potential gross profit calculated as of March 31, 2008 will be fully realized in the future nor can we predict in what time periods such realization will occur. Further, if we experience operational or other issues which limit our ability to optimally manage our stored gas positions, our earnings could be adversely impacted. Assuming AEM fully executes its plan in place on March 31, 2008, without encountering operational or other issues, we anticipate a portion of the potential gross profit as of March 31, 2008 will be recognized during the remainder of fiscal 2008 with most of the remainder recognized during fiscal 2009.

Pipeline, Storage and Other Segment

Our pipeline, storage and other segment primarily consists of the operations of Atmos Pipeline and Storage, LLC (APS), Atmos Energy Services, LLC (AES) and Atmos Power Systems, Inc., which are each wholly-owned by Atmos Energy Holdings, Inc.

APS owns or has an interest in underground storage fields in Kentucky and Louisiana. We use these storage facilities to reduce the need to contract for additional pipeline capacity to meet customer demand during peak periods. Additionally, beginning in fiscal 2006, APS initiated activities in the natural gas gathering business. As of March 31, 2008, these activities were limited in nature.

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

Review of Financial and Operating Results

Financial and operational highlights for our pipeline, storage and other segment for the three months ended March 31, 2008 and 2007 are presented below.

	Three Months Ended
	March 31
	2008	2007	Change
	(In thousands)

Storage and transportation services	$4,317	$3,726	$591
Asset optimization	6,070	13,729	(7,659)
Other	1,225	788	437
Unrealized margins	(1,928)	(4,395)	2,467

Gross profit	9,684	13,848	(4,164)
Operating expenses	2,227	1,910	317

Operating income	7,457	11,938	(4,481)
Miscellaneous income	1,942	696	1,246
Interest charges	524	3,034	(2,510)

Income before income taxes	8,875	9,600	(725)
Income tax expense	3,500	3,719	(219)

Net income	$5,375	$5,881	$(506)

Pipeline, storage and other gross profit decreased $4.2 million primarily due to a $7.7 million decrease in asset optimization margins as a result of a less volatile natural gas market. This decrease was partially offset by a $2.5 million increase in unrealized margins associated with asset optimization activities.

Operating expenses increased $0.3 million primarily due to an increase in employee and other administrative costs.

Six Months Ended March 31, 2008 compared with Six Months Ended March 31, 2007

Natural Gas Distribution Segment

Review of Financial and Operating Results

Financial and operational highlights for our natural gas distribution segment for the six months ended March 31, 2008 and 2007 are presented below.

	Six Months Ended
	March 31
	2008	2007	Change
	(In thousands, unless otherwise noted)

Gross profit	$630,724	$608,814	$21,910
Operating expenses	369,709	371,354	(1,645)

Operating income	261,015	237,460	23,555
Miscellaneous income	4,146	4,401	(255)
Interest charges	60,298	62,177	(1,879)

Income before income taxes	204,863	179,684	25,179
Income tax expense	79,043	71,530	7,513

Net income	$125,820	$108,154	$17,666

Consolidated natural gas distribution sales volumes — MMcf	220,335	220,256	79
Consolidated natural gas distribution transportation volumes — MMcf	73,479	72,261	1,218

Total consolidated natural gas distribution throughput — MMcf	293,814	292,517	1,297

Consolidated natural gas distribution average transportation revenue per Mcf	$0.44	$0.48	$(0.04)
Consolidated natural gas distribution average cost of gas per Mcf sold	$8.26	$8.25	$0.01

The following table shows our operating income by natural gas distribution division for the six months ended March 31, 2008 and 2007. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Six Months Ended
	March 31
	2008	2007	Change
	(In thousands)

Colorado-Kansas	$22,224	$23,640	$(1,416)
Kentucky/Mid-States	44,043	43,151	892
Louisiana	31,168	33,619	(2,451)
Mid-Tex	122,704	94,347	28,357
Mississippi	24,343	23,803	540
West Texas	13,895	18,621	(4,726)
Other	2,638	279	2,359

Total	$261,015	$237,460	$23,555

The $21.9 million increase in natural gas distribution gross profit primarily reflects a $22.8 million net increase in rates. The net increase in rates primarily was attributable to the Mid-Tex Division which increased $19.1 million as a result of the 2006 GRIP filing, the previous Mid-Tex rate case, which was substantially concluded in March 2007 and the absence of a one time GRIP refund in the prior year. The current-year period also reflects $7.2 million in rate increases in our Kentucky, Louisiana, Tennessee and West Texas service areas.

Gross profit also increased approximately $6.0 million in revenue-related taxes primarily due to higher revenues, on which the tax is calculated, in the current-year period compared to the prior-year period. This increase, coupled with a $0.4 million period-over-period decrease in the associated franchise and state gross receipts tax expense recorded as a component of taxes other than income, resulted in a $6.4 million increase in operating income, when compared with the prior-year period.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, decreased by $1.6 million.

Operation and maintenance expense, excluding the provision for doubtful accounts, increased $8.8 million, primarily due to increased administrative and natural gas odorization costs partially offset by lower employee costs. The increase in operation and maintenance expense also reflects the absence in the current-year period of the aforementioned nonrecurring $4.3 million deferral of hurricane-related operation and maintenance expenses.

The provision for doubtful accounts decreased $3.4 million to $7.4 million for the six months ended March 31, 2008. The decrease primarily was attributable to stronger collection efforts.

Depreciation and amortization expense decreased $3.7 million for the six months ended March 31, 2008 compared with the six months ended March 31, 2007. The decrease primarily was attributable to changes in depreciation rates as a result of recent rate cases.

Results for the current-year period include a $1.2 million gain on the sale of irrigation assets in our West Texas Division.

Interest charges allocated to the natural gas distribution segment decreased $1.9 million due to lower average outstanding short-term debt balances in the current-year period compared with the prior-year period.

Regulated Transmission and Storage Segment

Review of Financial and Operating Results

Financial and operational highlights for our regulated transmission and storage segment for the six months ended March 31, 2008 and 2007 are presented below.

	Six Months Ended
	March 31
	2008	2007	Change
	(In thousands, unless otherwise noted)

Mid-Tex transportation	$50,648	$46,431	$4,217
Third-party transportation	36,461	28,355	8,106
Storage and park and lend services	3,901	5,050	(1,149)
Other	5,476	6,104	(628)

Gross profit	96,486	85,940	10,546
Operating expenses	44,170	36,592	7,578

Operating income	52,316	49,348	2,968
Miscellaneous income	383	910	(527)
Interest charges	13,847	14,132	(285)

Income before income taxes	38,852	36,126	2,726
Income tax expense	13,781	13,202	579

Net income	$25,071	$22,924	$2,147

Gross pipeline transportation volumes — MMcf	412,340	370,319	42,021

Consolidated pipeline transportation volumes — MMcf	277,308	233,808	43,500

The $10.5 million increase in gross profit primarily was attributable to a $5.7 million increase from rate adjustments resulting from our 2006 GRIP filing and a $3.7 million increase from transportation volumes. Consolidated throughput increased 19 percent primarily due to increased transportation in the Barnett Shale and Carthage regions of Texas. The improvement in gross profit also reflects increased service fees and unit transportation margins due to favorable market conditions which contributed $2.1 million. New compression contracts and transportation capacity enhancements also contributed $1.6 million. These increases were partially offset by a $1.5 million decrease in sales of excess gas compared to the same period in the prior year and a $1.2 million decrease in storage, parking and lending services due to market conditions.

Operating expenses increased $7.6 million primarily due to increased pipeline integrity and maintenance costs.

Natural Gas Marketing Segment

Review of Financial and Operating Results

Financial and operational highlights for our natural gas marketing segment for the six months ended March 31, 2008 and 2007 are presented below.

	Six Months Ended
	March 31
	2008	2007	Change
	(In thousands, unless otherwise noted)

Delivered gas	$44,368	$34,321	$10,047
Asset optimization	27,212	71,934	(44,722)
Unrealized margins	(9,285)	(20,068)	10,783

Gross profit	62,295	86,187	(23,892)
Operating expenses	17,570	13,601	3,969

Operating income	44,725	72,586	(27,861)
Miscellaneous income	1,398	4,238	(2,840)
Interest charges	3,316	1,406	1,910

Income before income taxes	42,807	75,418	(32,611)
Income tax expense	16,928	29,440	(12,512)

Net income	$25,879	$45,978	$(20,099)

Gross natural gas marketing sales volumes — MMcf	245,386	202,148	43,238

Consolidated natural gas marketing sales volumes — MMcf	216,229	178,912	37,317

Net physical position (Bcf)	20.7	19.6	1.1

The $23.9 million decrease in our natural gas marketing segment’s gross profit primarily reflects a $44.7 million decrease in asset optimization margins. As a result of the less volatile natural gas market, we recognized smaller gains on the settlement of financial positions related to physical gas deliveries from storage assets. Additionally, increased storage fees charged by third parties contributed to the decrease in asset optimization gross profit.

The decrease was partially offset by a $10.0 million increase in delivered gas margins. Gross sales volumes increased 21 percent compared with the prior-year period. The increase in delivered gas margin was also attributable to the realization of favorable gains due to the location of gas sold in certain market areas on certain contracts. After excluding the effect of these location basis gains, we experienced an 11 percent decrease in per-unit margins during the six months ended March 31, 2008, compared with the prior-year period as the increases experienced during the second quarter partially offset the decreases experienced during the first quarter of fiscal 2008.

Gross profit margin was also favorably impacted by a $10.8 million increase in unrealized margins attributable to a narrowing of the spreads between the current cash prices and forward natural gas prices during the current-year period compared with the prior-year period.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income taxes, increased $4.0 million. The increase reflects $2.4 million for the settlement of certain tax matters coupled with a $1.6 million increase in employee and other administrative costs.

Pipeline, Storage and Other Segment

Review of Financial and Operating Results

Financial and operational highlights for our pipeline, storage and other segment for the six months ended March 31, 2008 and 2007 are presented below.

	Six Months Ended
	March 31
	2008	2007	Change
	(In thousands)

Storage and transportation services	$7,634	$7,790	$(156)
Asset optimization	5,112	13,194	(8,082)
Other	2,491	2,147	344
Unrealized margins	445	1,825	(1,380)

Gross profit	15,682	24,956	(9,274)
Operating expenses	4,258	4,350	(92)

Operating income	11,424	20,606	(9,182)
Miscellaneous income	3,970	1,596	2,374
Interest charges	1,223	4,635	(3,412)

Income before income taxes	14,171	17,567	(3,396)
Income tax expense	5,604	6,857	(1,253)

Net income	$8,567	$10,710	$(2,143)

Pipeline, storage and other gross profit decreased $9.3 million primarily due to an $8.1 million decrease in asset optimization margins as a result of a less volatile natural gas market. The change in gross profit also reflects a decrease of $1.4 million in unrealized margins associated with asset optimization activities.

Operating expenses for the six months ended March 31, 2008 remained generally unchanged compared with the prior-year period.

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

For the six months ended March 31, 2008, we generated operating cash flow of $479.2 million from operating activities compared with $511.9 million for the six months ended March 31, 2007. Period over period, our operating cash flow was reduced primarily by cash required to collateralize our risk management accounts, which reduced operating cash flows by $24.5 million. Changes in accounts receivable and other current assets reduced operating cash flow by $103.7 million. These decreases were partially offset by favorable timing of accounts payable and accrued liabilities which increased operating cash flow by $133.8 million. Finally, other changes in working capital and other items decreased operating cash flow by $38.3 million, primarily resulting from unfavorable net changes associated with our risk management activities.

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

Capital expenditures for fiscal 2008 are expected to range from $450 million to $465 million. For the six months ended March 31, 2008, we incurred $198.7 million for capital expenditures compared with $172.8 million for the six months ended March 31, 2007. The increase in capital spending primarily reflects an increase in main replacements in our Mid- Tex Division and spending in the natural gas distribution segment for our new automated metering initiative. This initiative involves the installation of equipment that automatically reads and transfers customer consumption and other data to our customer information systems. This initiative is expected to improve the efficiency of our meter reading process.

Cash flows from financing activities

For the six months ended March 31, 2008, our financing activities reflected a use of cash of $198.4 million compared with $234.9 million in the prior-year period. Our significant financing activities for the six months ended March 31, 2008 and 2007 are summarized as follows.

•	During the six months ended March 31, 2008, we repaid all amounts outstanding under our credit facilities, which represented a $150.6 million use of cash. The repayment reflects the positive impact of our strong operating cash flow during 2008.

•	In December 2006, we sold 6.3 million shares of common stock in an offering, including the underwriters’ exercise of their overallotment option of 0.8 million shares, generating net proceeds of approximately $192 million. The net proceeds from this issuance were used to reduce our short-term debt.

•	During the six months ended March 31, 2008, we paid $58.4 million in cash dividends compared with $54.6 million for the six months ended March 31, 2007. The increase in dividends paid over the prior-year period reflects the increase in our dividend rate from $0.64 per share during the six months ended March 31, 2007 to $0.65 per share during the six months ended March 31, 2008 combined with our December 2006 equity offering and new share issuances under our various equity plans.

•	During the six months ended March 31, 2008, we issued 0.5 million shares of common stock under our various equity plans which generated net proceeds of $12.8 million. In addition, we granted 0.3 million shares of common stock under our 1998 Long-Term Incentive Plan.

The following table summarizes our share issuances for the six months ended March 31, 2008 and 2007.

	Six Months Ended
	March 31
	2008	2007

Shares issued:
Direct Stock Purchase Plan	203,025	158,416
Retirement Savings Plan	268,712	191,617
1998 Long-Term Incentive Plan	343,500	348,642
Outside Directors Stock-for-Fee Plan	1,602	1,162
Public Offering	—	6,325,000

Total shares issued	816,839	7,024,837

Credit Facilities

As of March 31, 2008, we had a total of approximately $1.5 billion of credit facilities, comprised of three short-term committed credit facilities totaling $918 million and, through AEM, a second uncommitted credit facility that can provide up to $580 million. Borrowings under our uncommitted credit facilities are made on a when-and-as-needed basis at the discretion of the banks. Our credit capacity and the amount of unused borrowing capacity are affected by the seasonal nature of the natural gas business and our short-term borrowing requirements, which are typically highest during colder winter months. Our working capital needs can vary significantly due to changes in the price of natural gas charged by suppliers and the increased gas supplies required to meet customers’ needs during periods of cold weather.

As of March 31, 2008, the amount available to us under our credit facilities, net of outstanding letters of credit, was $945.9 million. We believe these credit facilities, combined with our operating cash flows, will be sufficient to fund our working capital needs. These facilities are described in further detail in Note 4 to the unaudited condensed financial statements.

Shelf Registration

On December 4, 2006, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $900 million in new common stock and/or debt securities available for issuance. As of March 31, 2008, we had approximately $450 million available for issuance under the registration statement. Due to certain restrictions imposed by one state regulatory commission on our ability to issue securities under the registration statement, we are permitted to issue a total of approximately $100 million of equity securities, $50 million of senior debt securities and $300 million of subordinated debt securities. In addition, due to restrictions imposed by another state regulatory commission, if the credit ratings on our senior unsecured debt were to fall below investment grade from either Standard & Poor’s Corporation (BBB-), Moody’s Investors Services, Inc. (Baa3) or Fitch Ratings, Ltd. (BBB-), our ability to issue any type of debt securities under the registration statement would be suspended until an investment grade rating from all three credit rating agencies was achieved.

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

Debt Covenants

We were in compliance with all of our debt covenants as of March 31, 2008. Our debt covenants are described in Note 4 to the unaudited condensed consolidated financial statements.

Capitalization

The following table presents our capitalization as of March 31, 2008, September 30, 2007 and March 31, 2007:

	March 31,		September 30,		March 31,
	2008		2007		2007
	(In thousands, except percentages)

Short-term debt	$—	—%	$150,599	3.5%	$—	—%
Long-term debt	2,128,149	50.0%	2,130,146	50.2%	2,181,563	51.9%
Shareholders’ equity	2,125,993	50.0%	1,965,754	46.3%	2,021,953	48.1%

Total capitalization	$4,254,142	100.0%	$4,246,499	100.0%	$4,203,516	100.0%

Total debt as a percentage of total capitalization, including short-term debt, was 50.0 percent at March 31, 2008, 53.7 percent at September 30, 2007 and 51.9 percent at March 31, 2007. Our ratio of total debt to capitalization is typically greater during the winter heating season as we incur short-term debt to fund natural gas purchases and meet our working capital requirements. We intend to maintain our debt to capitalization ratio in a target range of 50 to 55 percent through cash flow generated from operations, continued issuance of new common stock under our Direct Stock Purchase Plan and Retirement Savings Plan and access to the equity capital markets.

Contractual Obligations and Commercial Commitments

Significant commercial commitments are described in Note 8 to the unaudited condensed consolidated financial statements. There were no significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2008.

In February 2008, Atmos Pipeline and Storage, LLC announced plans to construct and operate a salt-cavern gas storage project in Franklin Parish, Louisiana. The project, located near several large interstate pipelines, includes the development of three 5 billion cubic feet (Bcf) caverns for a total of 15 Bcf of working gas storage, with six-turn injection and withdrawal capacity. Pending regulatory approval, the first cavern is projected to go into operation by early 2011, with the other two caverns projected to be operational by 2012 and 2014. Based on market demand, four additional storage caverns could potentially be developed.

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

We record our derivatives as a component of risk management assets and liabilities, which are classified as current or noncurrent based upon the anticipated settlement date of the underlying derivative. Substantially all of our derivative financial instruments are valued using external market quotes and indices. The following tables show the components of the change in the fair value of our natural gas distribution and natural gas marketing commodity derivative contracts for the three and six months ended March 31, 2008 and 2007:

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
	Natural Gas	Natural Gas	Natural Gas	Natural Gas
	Distribution	Marketing	Distribution	Marketing
	(In thousands)

Fair value of contracts at beginning of period	$(21,528)	$51,859	$(33,315)	$74,963
Contracts realized/settled	(4,972)	(46,331)	(11,761)	(72,486)
Fair value of new contracts	1,401	—	649	—
Other changes in value	34,604	(28,503)	48,229	(27,471)

Fair value of contracts at end of period	$9,505	$(22,975)	$3,802	$(24,994)

	Six Months Ended		Six Months Ended
	March 31, 2008		March 31, 2007
	Natural Gas	Natural Gas	Natural Gas	Natural Gas
	Distribution	Marketing	Distribution	Marketing
	(In thousands)

Fair value of contracts at beginning of period	$(21,053)	$26,808	$(27,209)	$15,003
Contracts realized/settled	(27,310)	(41,256)	(27,518)	(26,587)
Fair value of new contracts	(280)	—	(1,261)	—
Other changes in value	58,148	(8,527)	59,790	(13,410)

Fair value of contracts at end of period	$9,505	$(22,975)	$3,802	$(24,994)

The fair value of our natural gas distribution and natural gas marketing derivative contracts at March 31, 2008, is segregated below by time period and fair value source:

	Fair Value of Contracts at March 31, 2008
	Maturity in Years
				Greater	Total Fair
Source of Fair Value	Less than 1	1-3	4-5	Than 5	Value
	(In thousands)

Prices actively quoted	$(17,404)	$4,446	$—	$—	$(12,958)
Prices based on models and other valuation methods	(48)	(464)	—	—	(512)

Total Fair Value	$(17,452)	$3,982	$—	$—	$(13,470)

Pension and Postretirement Benefits Obligations

For the six months ended March 31, 2008 and 2007, our total net periodic pension and other benefits cost was $23.9 million and $24.3 million. These costs relating to our natural gas distribution operations are recoverable through our gas distribution rates; however, a portion of these costs are capitalized into our distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

Our total net periodic pension and other benefit costs remained relatively unchanged during the current-year period when compared with the prior-year period as the assumptions we made during our annual pension plan valuation completed June 30, 2007 were consistent with the prior year. The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. At our June 30, 2007 measurement date, the interest rates were consistent with rates at our prior-year measurement date, which resulted in no change to our 6.30 percent discount rate used to determine our fiscal 2008 net periodic and post-retirement cost. In addition, our expected return on our pension plan assets remained constant at 8.25 percent.

During the six months ended March 31, 2008, we contributed $4.7 million to our other postretirement plans, and we expect to contribute a total of approximately $10 million to these plans during fiscal 2008.

OPERATING STATISTICS AND OTHER INFORMATION

The following tables present certain operating statistics for our natural gas distribution, regulated transmission and storage, natural gas marketing and pipeline, storage and other segments for the three and six-month periods ended March 31, 2008 and 2007.

Natural Gas Distribution Sales and Statistical Data

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007

METERS IN SERVICE, end of period
Residential	2,933,980	2,922,314	2,933,980	2,922,314
Commercial	275,998	276,901	275,998	276,901
Industrial	2,269	2,745	2,269	2,745
Public authority and other	8,948	16,718	8,948	16,718

Total meters	3,221,195	3,218,678	3,221,195	3,218,678

INVENTORY STORAGE BALANCE — Bcf	34.4	31.4	34.4	31.4
HEATING DEGREE DAYS(1)
Actual (weighted average)	1,555	1,575	2,636	2,710
Percent of normal	101%	100%	100%	101%
SALES VOLUMES — MMcf(2)
Gas sales volumes
Residential	83,934	82,901	132,965	133,600
Commercial	40,506	39,474	67,126	66,559
Industrial	7,258	7,568	13,212	13,303
Public authority and other	3,870	3,913	7,032	6,794

Total gas sales volumes	135,568	133,856	220,335	220,256
Transportation volumes	40,938	40,811	75,791	74,694

Total throughput	176,506	174,667	296,126	294,950

OPERATING REVENUES (000’s)(2)
Gas sales revenues
Residential	$971,673	$925,632	$1,525,962	$1,500,368
Commercial	421,708	402,010	690,177	685,043
Industrial	62,135	64,293	113,311	118,276
Public authority and other	37,244	38,613	67,848	66,357

Total gas sales revenues	1,492,760	1,430,548	2,397,298	2,370,044
Transportation revenues	17,786	19,107	32,791	34,957
Other gas revenues	11,310	11,378	19,944	20,276

Total operating revenues	$1,521,856	$1,461,033	$2,450,033	$2,425,277

Average transportation revenue per Mcf	$0.43	$0.47	$0.43	$0.47
Average cost of gas per Mcf sold	$8.59	$8.33	$8.26	$8.25

See footnotes following these tables.

Regulated Transmission and Storage, Natural Gas Marketing and Pipeline, Storage and Other Operations Sales and Statistical Data

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007

CUSTOMERS, end of period
Industrial	716	717	716	717
Municipal	61	62	61	62
Other	474	453	474	453

Total	1,251	1,232	1,251	1,232

INVENTORY STORAGE BALANCE — Bcf
Natural gas marketing	19.6	21.2	19.6	21.2
Pipeline, storage and other	1.2	1.0	1.2	1.0

Total	20.8	22.2	20.8	22.2

REGULATED TRANSMISSION AND STORAGE VOLUMES — MMcf(2)	223,476	199,701	412,340	370,319
NATURAL GAS MARKETING SALES VOLUMES — MMcf(2)	136,677	114,110	245,386	202,148
OPERATING REVENUES (000’s)(2)
Regulated transmission and storage	$51,440	$46,068	$96,486	$85,940
Natural gas marketing	1,128,653	795,041	1,969,370	1,506,735
Pipeline, storage and other	10,022	14,077	16,749	25,410

Total operating revenues	$1,190,115	$855,186	$2,082,605	$1,618,085

Notes to preceding tables:

(1)	A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to compare relative temperatures between one geographic area and another. Generally, normal degree days are based on 30-year average National Weather Service data for selected locations. For service areas that have weather normalized operations, normal degree days are used instead of actual degree days in computing the total number of heating degree days.

(2)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

RECENT ACCOUNTING DEVELOPMENTS

Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the year ended September 30, 2007. During the six months ended March 31, 2008, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In addition, there were no changes during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the six months ended March 31, 2008, except as noted in Note 8 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and environmental-related matters that were disclosed in Note 13 to our Annual Report on Form 10-K for the year ended September 30, 2007. We continue to believe that the final outcome of such litigation and environmental-related matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Atmos Energy Corporation on February 6, 2008, 75,769,041 votes were cast as follows:

	Votes	Votes	Votes	Broker
	For	Withheld	Abstaining	Non-Votes

Class I Directors:
Travis W. Bain II	74,817,823	951,218	—	—
Dan Busbee	74,820,363	948,678	—	—
Richard W. Douglas	73,997,241	1,771,800	—	—
Richard K. Gordon	74,984,609	784,432	—	—
Ratification of the Audit Committee’s engagement of Ernst & Young LLP to serve as the Company’s registered independent public accounting firm for fiscal year 2008.	75,295,028	334,699	139,314	—

The term of the Class I directors, Travis W. Bain II, Dan Busbee, Richard W. Douglas and Richard K. Gordon, will expire in 2011. The term of the Class II directors, Richard W. Cardin, Thomas C. Meredith, Nancy K. Quinn, Stephen R. Springer and Richard Ware II, will expire in 2009. The term of the Class III directors, Robert W. Best, Thomas J. Garland, Phillip E. Nichol and Charles K. Vaughan, will expire in 2010.

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
(Duly authorized signatory)
Date: May 6, 2008

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