Form 10-Q
period 2008-06-30
ATMOS ENERGY CORP
filed 2008-08-06
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

Number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2008.

Class	Shares Outstanding

No Par Value	90,627,522

GLOSSARY OF KEY TERMS
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
PART II. OTHER INFORMATION
SIGNATURES
EXHIBITS INDEX Item 6(a)
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
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Property, plant and equipment	$5,604,416	$5,396,070
Less accumulated depreciation and amortization	1,591,528	1,559,234

Net property, plant and equipment	4,012,888	3,836,836
Current assets
Cash and cash equivalents	46,501	60,725
Cash held on deposit in margin account	62,152	—
Accounts receivable, net	601,164	380,133
Gas stored underground	571,532	515,128
Other current assets	115,609	112,909

Total current assets	1,396,958	1,068,895
Goodwill and intangible assets	737,221	737,692
Deferred charges and other assets	237,723	253,494

	$6,384,790	$5,896,917

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding: June 30, 2008 — 90,571,457 shares; September 30, 2007 — 89,326,537 shares	$453	$447
Additional paid-in capital	1,732,775	1,700,378
Retained earnings	371,486	281,127
Accumulated other comprehensive income (loss)	693	(16,198)

Shareholders’ equity	2,105,407	1,965,754
Long-term debt	2,119,729	2,126,315

Total capitalization	4,225,136	4,092,069
Current liabilities
Accounts payable and accrued liabilities	582,353	355,255
Other current liabilities	472,088	409,993
Short-term debt	113,257	150,599
Current maturities of long-term debt	1,059	3,831

Total current liabilities	1,168,757	919,678
Deferred income taxes	450,669	370,569
Regulatory cost of removal obligation	280,108	271,059
Deferred credits and other liabilities	260,120	243,542

	$6,384,790	$5,896,917

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30
	2008	2007
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Natural gas distribution segment	$676,639	$548,251
Regulated transmission and storage segment	46,286	36,707
Natural gas marketing segment	1,189,722	854,167
Pipeline, storage and other segment	3,880	2,073
Intersegment eliminations	(277,382)	(223,046)

	1,639,145	1,218,152
Purchased gas cost
Natural gas distribution segment	476,711	357,608
Regulated transmission and storage segment	—	—
Natural gas marketing segment	1,192,353	854,743
Pipeline, storage and other segment	706	228
Intersegment eliminations	(276,847)	(222,443)

	1,392,923	990,136

Gross profit	246,222	228,016
Operating expenses
Operation and maintenance	117,822	115,141
Depreciation and amortization	50,356	48,974
Taxes, other than income	57,335	52,881
Impairment of long-lived assets	—	3,289

Total operating expenses	225,513	220,285

Operating income	20,709	7,731
Miscellaneous income	1,600	4,266
Interest charges	33,470	34,479

Loss before income taxes	(11,161)	(22,482)
Income tax benefit	(4,573)	(9,122)

Net loss	$(6,588)	$(13,360)

Basic net loss per share	$(0.07)	$(0.15)

Diluted net loss per share	$(0.07)	$(0.15)

Cash dividends per share	$0.325	$0.320

Weighted average shares outstanding:
Basic	89,648	88,366

Diluted	89,648	88,366

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	June 30
	2008	2007
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Natural gas distribution segment	$3,126,672	$2,973,528
Regulated transmission and storage segment	142,772	122,647
Natural gas marketing segment	3,159,092	2,360,902
Pipeline, storage and other segment	20,629	27,483
Intersegment eliminations	(668,525)	(588,193)

	5,780,640	4,896,367
Purchased gas cost
Natural gas distribution segment	2,296,020	2,174,071
Regulated transmission and storage segment	—	—
Natural gas marketing segment	3,099,428	2,275,291
Pipeline, storage and other segment	1,773	682
Intersegment eliminations	(666,835)	(585,971)

	4,730,386	3,864,073

Gross profit	1,050,254	1,032,294
Operating expenses
Operation and maintenance	359,064	342,373
Depreciation and amortization	147,659	149,035
Taxes, other than income	153,170	149,694
Impairment of long-lived assets	—	3,289

Total operating expenses	659,893	644,391

Operating income	390,361	387,903
Miscellaneous income	2,974	7,683
Interest charges	103,803	109,273

Income before income taxes	289,532	286,313
Income tax expense	110,783	111,907

Net income	$178,749	$174,406

Basic net income per share	$2.00	$2.02

Diluted net income per share	$1.99	$2.00

Cash dividends per share	$0.975	$0.960

Weighted average shares outstanding:
Basic	89,281	86,378

Diluted	89,937	87,011

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30
	2008	2007
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$178,749	$174,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Charged to depreciation and amortization	147,659	149,035
Charged to other accounts	106	148
Deferred income taxes	77,864	37,266
Other	12,767	17,959
Net assets / liabilities from risk management activities	35,169	12,325
Net change in operating assets and liabilities	(34,933)	161,531

Net cash provided by operating activities	417,381	552,670
Cash Flows From Investing Activities
Capital expenditures	(312,878)	(263,023)
Other, net	(4,303)	(9,867)

Net cash used in investing activities	(317,181)	(272,890)
Cash Flows From Financing Activities
Net decrease in short-term debt	(35,721)	(382,416)
Net proceeds from long-term debt offering	—	247,461
Settlement of Treasury lock agreement	—	4,750
Repayment of long-term debt	(9,945)	(2,685)
Cash dividends paid	(87,821)	(83,118)
Issuance of common stock	19,063	18,883
Net proceeds from equity offering	—	191,913

Net cash used in financing activities	(114,424)	(5,212)

Net increase (decrease) in cash and cash equivalents	(14,224)	274,568
Cash and cash equivalents at beginning of period	60,725	75,815

Cash and cash equivalents at end of period	$46,501	$350,383

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

1.	Nature of Business

Atmos Energy Corporation (“Atmos Energy” or the “Company”) and our subsidiaries are engaged primarily in the regulated natural gas distribution and transmission and storage businesses as well as certain other nonregulated businesses. Through our natural gas distribution business, we deliver natural gas through sales and transportation arrangements to approximately 3.2 million residential, commercial, public authority and industrial customers through our six regulated natural gas distribution divisions in the service areas described below:

Division	Service Area

Atmos Energy Colorado-Kansas Division	Colorado, Kansas, Missouri(1)
Atmos Energy Kentucky/Mid-States Division	Georgia(1), Illinois(1), Iowa(1), Kentucky, Missouri(1) Tennessee, Virginia(1)
Atmos Energy Louisiana Division	Louisiana
Atmos Energy Mid-Tex Division	Texas, including the Dallas/Fort Worth metropolitan area
Atmos Energy Mississippi Division	Mississippi
Atmos Energy West Texas Division	West Texas

(1)	Denotes states where we have more limited service areas.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our pipeline, storage and other segment primarily consists of the operations of Atmos Pipeline and Storage, LLC (APS), Atmos Energy Services, LLC (AES) and Atmos Power Systems, Inc., each of which are wholly-owned by AEH. APS owns or has an interest in underground storage fields in Kentucky and Louisiana. We use these storage facilities to reduce the need to contract for additional pipeline capacity to meet customer demand during peak periods. Additionally, APS manages our natural gas gathering operations, which were limited in nature as of June 30, 2008. AES provides limited services to our natural gas distribution divisions, and the revenues AES receives are equal to the costs incurred to provide those services. Through Atmos Power Systems, Inc., we have constructed electric peaking power-generating plants and associated facilities and lease these plants through lease agreements that are accounted for as sales under generally accepted accounting principles.

2.	Unaudited Interim Financial Information

In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Because of seasonal and other factors, the results of operations for the three and nine-month periods ended June 30, 2008 are not indicative of our results of operations for the full 2008 fiscal year, which ends September 30, 2008.

Significant accounting policies

Our accounting policies are described in Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended September 30, 2007. Except for the Company’s adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), discussed below, there were no significant changes to those accounting policies during the nine months ended June 30, 2008.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2008, we had recorded liabilities associated with uncertain tax positions totaling $8.0 million. The realization of all of these tax benefits would reduce our income tax expense by approximately $8.0 million.

The following table presents the changes in unrecognized tax benefits for the nine months ended June 30, 2008 (in thousands):

Total unrecognized tax benefits at October 1, 2007	$6,156
Gross increases for current year’s tax positions	—
Gross increases for prior years’ tax positions	2,331
Gross decreases for prior years’ tax positions	(528)
Settlements	—

Total unrecognized tax benefits at June 30, 2008	$7,959

We recognize accrued interest related to unrecognized tax benefits as a component of interest expense. We recognize penalties related to unrecognized tax benefits as a component of miscellaneous income (expense) in accordance with regulatory requirements. We did not recognize any material penalty and interest expenses during the nine months ended June 30, 2008.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant regulatory assets and liabilities as of June 30, 2008 and September 30, 2007 included the following:

	June 30,	September 30,
	2008	2007
	(In thousands)

Regulatory assets:
Pension and postretirement benefit costs	$52,623	$59,022
Merger and integration costs, net	7,689	7,996
Deferred gas costs	21,473	14,797
Environmental costs	1,014	1,303
Rate case costs	13,758	10,989
Deferred franchise fees	690	796
Other	8,474	10,719

	$105,721	$105,622

Regulatory liabilities:
Deferred gas costs	$109,439	$84,043
Regulatory cost of removal obligation	300,994	295,241
Deferred income taxes, net	165	165
Other	7,292	7,503

	$417,890	$386,952

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income

The following table presents the components of comprehensive income (loss), net of related tax, for the three-month and nine-month periods ended June 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In thousands)

Net income (loss)	$(6,588)	$(13,360)	$178,749	$174,406
Unrealized holding gains (losses) on investments, net of tax expense (benefit) of $531 and $215 for the three months ended June 30, 2008 and 2007 and of $(140) and $964 for the nine months ended June 30, 2008 and 2007	866	353	(231)	1,575
Amortization and unrealized gain on interest rate hedging transactions, net of tax expense of $482 and $1,863 for the three months ended June 30, 2008 and 2007 and $1,446 and $3,373 for the nine months ended June 30, 2008 and 2007	787	3,039	2,361	5,501
Net unrealized gains (losses) on commodity hedging transactions, net of tax expense (benefit) of $1,850 and $(2,832) for the three months ended June 30, 2008 and 2007 and $9,047 and $12,504 for the nine months ended June 30, 2008 and 2007	3,018	(4,621)	14,761	20,401

Comprehensive income (loss)	$(1,917)	$(14,589)	$195,640	$201,883

Accumulated other comprehensive income (loss), net of tax, as of June 30, 2008 and September 30, 2007 consisted of the following unrealized gains (losses):

	June 30,	September 30,
	2008	2007
	(In thousands)

Accumulated other comprehensive income (loss):
Unrealized holding gains on investments	$2,576	$2,807
Treasury lock agreements	(11,891)	(14,252)
Cash flow hedges	10,008	(4,753)

	$693	$(16,198)

Recently issued accounting pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 expands the disclosure requirements for derivative instruments and for hedging activities. This statement requires specific disclosures regarding how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The provisions of this standard will be effective for us beginning January 1, 2009. Since SFAS 161 only requires additional disclosures concerning derivatives and hedging activities, this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table shows the fair values of our risk management assets and liabilities by segment at June 30, 2008 and September 30, 2007:

	Natural	Natural
	Gas	Gas
	Distribution	Marketing	Total
	(In thousands)

June 30, 2008:
Assets from risk management activities, current	$37,366	$5,534	$42,900
Assets from risk management activities, noncurrent	—	5,904	5,904
Liabilities from risk management activities, current	—	(50,686)	(50,686)
Liabilities from risk management activities, noncurrent	—	(3,724)	(3,724)

Net assets (liabilities)	$37,366	$(42,972)	$(5,606)

September 30, 2007:
Assets from risk management activities, current	$—	$21,849	$21,849
Assets from risk management activities, noncurrent	—	5,535	5,535
Liabilities from risk management activities, current	(21,053)	(286)	(21,339)
Liabilities from risk management activities, noncurrent	—	(290)	(290)

Net assets (liabilities)	$(21,053)	$26,808	$5,755

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Natural Gas Distribution Derivative Activities

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

Natural Gas Marketing Derivative Activities

Our natural gas marketing risk management activities are conducted through AEM. AEM is exposed to risks associated with changes in the market price of natural gas, and we manage our exposure to the risk of natural gas price changes through a combination of physical storage and financial derivatives, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. AEM uses financial derivatives designated as fair value hedges to offset changes in the fair value of its natural gas inventory and derivatives designated as cash flow hedges to offset anticipated purchases and sales of gas in the future. AEM also utilizes basis swaps and other non-hedge derivative instruments to manage its exposure to market volatility.

Pipeline, Storage and Other Derivative Activities

Our pipeline, storage and other activities are also exposed to risks associated with changes in the market price of natural gas, which are managed through a combination of physical storage and financial derivatives, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. Atmos Pipeline and Storage, LLC uses financial derivatives designated as fair value hedges to offset changes in the fair value of its natural gas inventory.

Under our risk management policies for our nonregulated operations, we seek to match our financial derivative positions to our physical storage positions as well as our expected current and future sales and purchase obligations to maintain no net open positions at the end of each trading day. The determination of our net open position as of any day, however, requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. We may also be affected by intraday fluctuations of gas prices since the price of natural gas purchased or sold for future delivery earlier in the day may not be hedged until later in the day. At times, limited net open positions related to our existing and anticipated commitments may occur. At the close of business on June 30, 2008, AEH had a net open position (including existing storage) of 0.1 Bcf.

Treasury Derivative Activities

We periodically manage our exposure to interest rate changes by entering into Treasury lock agreements to fix the Treasury yield component of the interest cost associated with anticipated financings. Since fiscal 2004, we have executed five Treasury lock agreements.

The most recent treasury lock agreement was executed in March 2007, which fixed the Treasury yield component of the interest cost associated with $100 million of our $250 million 6.35% Senior Notes that were

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued in June 2007. This Treasury lock agreement was settled in June 2007, and resulted in the receipt of $4.8 million from the counterparties.

The settlement of the five Treasury lock agreements resulted in a net $39.0 million payment to the counterparties. We designated these Treasury lock agreements as a cash flow hedge of an anticipated transaction at the time the agreements were executed. Accordingly, unrealized gains and losses associated with the Treasury lock agreements were recorded as a component of accumulated other comprehensive income. The net realized loss recognized upon settlement of the Treasury lock agreements was initially recorded as a component of accumulated other comprehensive income and is currently being recognized as a component of interest expense over the life of the related financing arrangements.

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and nine months ended June 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In thousands)

Increase (decrease) in fair value:
Treasury lock agreements	$—	$2,204	$—	$2,945
Forward commodity contracts	6,636	(4,750)	16,285	(6,975)
Recognition of (gains) losses in earnings due to settlements:
Treasury lock agreements	787	835	2,361	2,556
Forward commodity contracts	(3,618)	129	(1,524)	27,376

Total other comprehensive income (loss) from hedging, net of tax(1)	$3,805	$(1,582)	$17,122	$25,902

(1)	Utilizing an income tax rate of approximately 38 percent comprised of the effective rates in each taxing jurisdiction.

Hedge Ineffectiveness

Unrealized margins recorded in our natural gas marketing and pipeline, storage and other segments are comprised of various components, including, but not limited to, unrealized gains and losses arising from hedge ineffectiveness. Our hedge ineffectiveness primarily results from differences in the location and timing of the derivative instrument and the hedged item and could materially affect our results of operations for the reported period. Although these unrealized gains and losses are currently recorded in our income statement, they are not indicative of the economic gross profit we anticipate realizing when the underlying physical and financial transactions are settled.

Fair value and cash flow hedge ineffectiveness arising from natural gas market price differences between the locations of the hedged inventory and the delivery location specified in the hedge instruments is referred to as basis ineffectiveness. Ineffectiveness arising from changes in the fair value of the fair value hedges due to changes in the difference between the spot price and the futures price, as well as the difference between the timing of the settlement of the futures and the valuation of the underlying physical commodity are referred to

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as timing ineffectiveness. The portion of our unrealized margins related to basis and timing ineffectiveness gains and losses for the three and nine months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In thousands)

Basis ineffectiveness:
Fair value basis ineffectiveness	$(2,402)	$1,073	$(1,185)	$942
Cash flow basis ineffectiveness	(406)	1,479	(281)	710

Total basis ineffectiveness	(2,808)	2,552	(1,466)	1,652
Timing ineffectiveness:
Fair value timing ineffectiveness	(1,842)	(1,759)	42,040	80,456

Total hedge ineffectiveness	$(4,650)	$793	$40,574	$82,108

4.	Debt

Long-term debt

Long-term debt at June 30, 2008 and September 30, 2007 consisted of the following:

	June 30,	September 30,
	2008	2007
	(In thousands)

Unsecured 4.00% Senior Notes, due October 2009	$400,000	$400,000
Unsecured 7.375% Senior Notes, due 2011	350,000	350,000
Unsecured 10% Notes, due 2011	2,303	2,303
Unsecured 5.125% Senior Notes, due 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	500,000
Unsecured 6.35% Senior Notes, due 2017	250,000	250,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Medium term notes
Series A, 1995-2, 6.27%, due 2010	10,000	10,000
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
First Mortgage Bonds
Series P, 10.43% due May 2008	—	7,500
Other term notes due in installments through 2013	1,648	3,890

Total long-term debt	2,123,951	2,133,693
Less:
Original issue discount on unsecured senior notes and debentures	(3,163)	(3,547)
Current maturities	(1,059)	(3,831)

	$2,119,729	$2,126,315

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term debt

At June 30, 2008, there was $113.3 million outstanding under our commercial paper program and bank credit facilities. At September 30, 2007, there was $150.6 million outstanding under our commercial paper program and bank credit facilities.

Shelf Registration

On December 4, 2006, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $900 million in new common stock and/or debt securities available for issuance. As of June 30, 2008, we had approximately $450 million of availability remaining under the registration statement. Due to certain restrictions placed by one state regulatory commission on our ability to issue securities under the registration statement, we are permitted to issue a total of approximately $100 million of equity securities, $50 million of senior debt securities and $300 million of subordinated debt securities. In addition, due to restrictions imposed by another state regulatory commission, if the credit ratings on our senior unsecured debt were to fall below investment grade from either Standard & Poor’s Corporation (BBB-), Moody’s Investors Services, Inc. (Baa3) or Fitch Ratings, Ltd. (BBB-), our ability to issue any type of debt securities under the registration statement would be suspended until we received an investment grade rating from all of the three credit rating agencies.

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

Committed credit facilities

As of June 30, 2008, we had three short-term committed revolving credit facilities totaling $918 million. The first facility is a five-year unsecured facility, expiring December 2011, for $600 million that bears interest at a base rate or at the LIBOR rate for the applicable interest period, plus from 0.30 percent to 0.75 percent, based on the Company’s credit ratings, and serves as a backup liquidity facility for our $600 million commercial paper program. At June 30, 2008, there was $113.3 million outstanding under our commercial paper program.

The second facility is a $300 million unsecured 364-day facility expiring November 2008, that bears interest at a base rate or the LIBOR rate for the applicable interest period, plus from 0.30 percent to 0.75 percent, based on the Company’s credit ratings. At June 30, 2008, there were no borrowings under this facility.

The third facility is an $18 million unsecured facility that bears interest at a daily negotiated rate, generally based on the Federal Funds rate plus a variable margin. This facility expired on March 31, 2008 and was renewed effective April 1, 2008 for one year with no material changes to the terms and pricing. At June 30, 2008, there were no borrowings under this facility.

The availability of funds under our credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in our revolving credit facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At June 30, 2008, our

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total-debt-to-total-capitalization ratio, as defined, was 55 percent. In addition, both the interest margin over the Eurodollar rate and the fee that we pay on unused amounts under our revolving credit facilities are subject to adjustment depending upon our credit ratings. The revolving credit facilities each contain the same limitation with respect to our total-debt-to-total-capitalization ratio.

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

AEM is required by the financial covenants in the credit facility not to exceed a maximum ratio of total liabilities to tangible net worth of 5 to 1. At June 30, 2008, AEM’s ratio of total liabilities to tangible net worth, as defined, was 1.97 to 1. Additionally, AEM must maintain minimum levels of net working capital ranging from $20 million to $120 million and a minimum tangible net worth ranging from $21 million to $121 million. As defined in the financial covenants, at June 30, 2008, AEM’s net working capital was $253.3 million and its tangible net worth was $256.5 million.

At June 30, 2008, there were no borrowings outstanding under this credit facility. However, at June 30, 2008, AEM letters of credit totaling $161.9 million had been issued under the facility, which reduced the amount available by a corresponding amount. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility was $88.1 million at June 30, 2008. This line of credit is collateralized by substantially all of the assets of AEM and is guaranteed by AEH.

The Company also had an unsecured short-term uncommitted credit line of $25 million that is used for working-capital and letter-of-credit purposes. In January 2008, the unused portion of this facility was terminated by the lending bank and the remaining balance will be terminated as the outstanding letters of credit expire. At June 30, 2008, there was $5.3 million in letters of credit outstanding under this facility.

The Company has a $200 million intercompany uncommitted revolving credit facility with AEH. This facility bears interest at the lesser of (i) the one-month LIBOR rate plus 0.20 percent or (ii) the marginal borrowing rate available to the Company on any such date under its commercial paper program. Applicable state regulatory commissions have approved this facility through December 31, 2008. At June 30, 2008, there were no borrowings outstanding under this facility.

AEH has a $200 million intercompany uncommitted demand credit facility with the Company, which bears interest at the rate of AEM’s $580 million uncommitted demand working capital credit facility plus 0.75 percent. Applicable state regulatory commissions have approved this facility through December 31, 2008. At June 30, 2008, there was $17.3 million outstanding under this facility.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, to supplement its $580 million credit facility, AEM has a $200 million intercompany uncommitted demand credit facility with AEH, which bears interest at the rate of AEM’s $580 million uncommitted demand working capital credit facility plus 0.75 percent. Any outstanding amounts under this facility are subordinated to AEM’s $580 million uncommitted demand credit facility. At June 30, 2008, there was $41.0 million outstanding under this facility.

Debt Covenants

We had other covenants in addition to those described above. Our Series P First Mortgage Bonds contained provisions that allowed us to prepay the outstanding balance in whole at any time, subject to a prepayment premium. The First Mortgage Bonds provided for certain cash flow requirements and restrictions on additional indebtedness, sale of assets and payment of dividends. In May 2008, we redeemed our Series P First Mortgage Bonds which were scheduled to mature in November 2013. Since the bonds have been redeemed, the debt covenants described above no longer apply.

We were in compliance with all of our debt covenants as of June 30, 2008. If we were unable to comply with our debt covenants, we could be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions. Our public debt indentures relating to our senior notes and debentures, as well as our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. In addition, AEM’s credit agreement contains a cross-default provision whereby AEM would be in default if it defaults on other indebtedness, as defined, by at least $250 thousand in the aggregate. Additionally, this agreement contains a provision that would limit the amount of credit available if Atmos Energy were downgraded below an S&P rating of BBB and a Moody’s rating of Baa2.

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

Shareholder Rights Plan

In November 1997, our Board of Directors declared a dividend distribution of one right for each outstanding share of our common stock to shareholders of record at the close of business on May 10, 1998, the description and terms of which were set forth in a rights agreement between us and the rights agent dated May 10, 1998. From that time until the expiration of the rights agreement on May 10, 2008, when all rights terminated, each share of common stock we issued included a right that entitled the holder to purchase from us a one-tenth share of our common stock at a purchase price of $8.00 per share, subject to adjustment.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share

Basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2008 and 2007 are calculated as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Net income (loss)	$(6,588)	$(13,360)	$178,749	$174,406

Denominator for basic income per share — weighted average common shares	89,648	88,366	89,281	86,378
Effect of dilutive securities:
Restricted and other shares	—	—	557	464
Stock options	—	—	99	169

Denominator for diluted income per share — weighted average common shares	89,648	88,366	89,937	87,011

Income (loss) per share — basic	$(0.07)	$(0.15)	$2.00	$2.02

Income (loss) per share — diluted	$(0.07)	$(0.15)	$1.99	$2.00

There were approximately 557,000 and 466,000 restricted and other shares and approximately 99,000 and 165,000 stock options that were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2008 and 2007 as their inclusion in the computation would be anti-dilutive.

There were no out-of-the-money options excluded from the computation of diluted earnings per share for the three and nine months ended June 30, 2008 and 2007 as their exercise price was less than the average market price of the common stock during that period.

7.	Interim Pension and Other Postretirement Benefit Plan Information

The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and nine months ended June 30, 2008 and 2007 are presented in the following table. All of these costs are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our gas distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended June 30
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(In thousands)

Components of net periodic pension cost:
Service cost	$3,879	$4,017	$3,342	$2,807
Interest cost	6,736	6,496	2,912	2,640
Expected return on assets	(6,311)	(6,089)	(715)	(597)
Amortization of transition asset	—	—	377	377
Amortization of prior service cost	(171)	44	—	9
Amortization of actuarial loss	1,926	2,435	—	—

Net periodic pension cost	$6,059	$6,903	$5,916	$5,236

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended June 30
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(In thousands)

Components of net periodic pension cost:
Service cost	$11,635	$12,053	$10,024	$8,421
Interest cost	20,208	19,486	8,736	7,921
Expected return on assets	(18,932)	(18,267)	(2,145)	(1,791)
Amortization of transition asset	—	—	1,133	1,133
Amortization of prior service cost	(513)	134	—	25
Amortization of actuarial loss	5,778	7,303	—	—

Net periodic pension cost	$18,176	$20,709	$17,748	$15,709

The assumptions used to develop our net periodic pension cost for the three and nine months ended June 30, 2008 and 2007 are as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Discount rate	6.30%	6.30%	6.30%	6.30%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.25%	8.25%	5.00%	5.20%

The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. We are not required to contribute to our pension plans during fiscal 2008 and do not anticipate making contributions. However, we contributed $6.7 million to our other post-retirement benefit plans during the nine months ended June 30, 2008. We expect to contribute a total of approximately $10 million to these plans during fiscal 2008.

8.	Commitments and Contingencies

Litigation and Environmental Matters

In December 2007, the Company received data requests from the Division of Investigations of the Office of Enforcement of the Federal Energy Regulatory Commission (the “Commission”) in connection with its investigation into possible violations of the Commission’s posting and competitive bidding regulations for pre-arranged released firm capacity on natural gas pipelines. We have responded timely to two sets of data requests received from the Commission and are fully cooperating with the Commission during this investigation.

Subsequent to responding to the second set of data requests, the Commission agreed to allow the Company to conduct our own internal investigation into compliance with the Commission’s rules, and we will provide the results of this internal investigation to the Commission upon its completion. We currently are unable to predict the final outcome of this investigation or the potential impact it could have on our financial position, results of operations or cash flows.

On May 29, 2008, the Texas Railroad Commission adopted a rule effective September 1, 2008, which will be applicable to all natural gas utility companies operating in Texas concerning the replacement of compression couplings at pre-bent gas meter risers. Compliance with this rule will require us to expend significant amounts of capital. This will cause us to redirect a greater portion of our capital budget towards

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our Mid-Tex Division but these prudent and mandatory expenditures should be recoverable through our rates in this division. As a result, we anticipate no long-term adverse impact on our financial position, results of operations or cash flows.

With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 13 to the financial statements in our Annual Report on Form 10-K for the year ended September 30, 2007, there were no material changes in the status of such litigation and environmental-related matters or claims during the nine months ended June 30, 2008. We continue to believe that the final outcome of such litigation and environmental-related matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Purchase Commitments

AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At June 30, 2008, AEM was committed to purchase 76.5 Bcf within one year, 38.4 Bcf within one to three years and 1.8 Bcf after three years under indexed contracts. AEM is committed to purchase 1.3 Bcf within one year and 0.1 Bcf within one to three years under fixed price contracts with prices ranging from $7.68 to $14.37. Purchases under these contracts totaled $842.1 million and $567.9 million for the three months ended June 30, 2008 and 2007 and $2,274.4 million and $1,551.3 million for the nine months ended June 30, 2008 and 2007.

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

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at market prices. The estimated fiscal year commitments under these contracts as of June 30, 2008 are as follows (in thousands):

2008	$71,430
2009	632,496
2010	164,008
2011	14,066
2012	12,878
Thereafter	16,124

$911,002

Regulatory Matters

During the three months ended June 30, 2008, we concluded rate cases we had filed in our Kansas and Mid-Tex service areas. As of June 30, 2008, rate cases were in progress in our Georgia and Virginia service areas, and we were working with the intervenors to complete their review of the Mid-Tex Division’s first Rate

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Review Mechanism filing made in April 2008. These regulatory proceedings are discussed in further detail in Management’s Discussion and Analysis — Recent Ratemaking Developments.

9.	Concentration of Credit Risk

Information regarding our concentration of credit risk is disclosed in Note 15 to the financial statements in our Annual Report on Form 10-K for the year ended September 30, 2007. During the nine months ended June 30, 2008, there were no material changes in our concentration of credit risk.

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

We operate the Company through the following four segments:

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

As described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, we changed the composition of our operating segments. Effective September 2007, all prior period segment information has been restated to conform to our new segment presentation.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income statements for the three and nine-month periods ended June 30, 2008 and 2007 by segment are presented in the following tables:

	Three Months Ended June 30, 2008
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$676,418	$27,321	$933,931	$1,475	$—	$1,639,145
Intersegment revenues	221	18,965	255,791	2,405	(277,382)	—

	676,639	46,286	1,189,722	3,880	(277,382)	1,639,145
Purchased gas cost	476,711	—	1,192,353	706	(276,847)	1,392,923

Gross profit	199,928	46,286	(2,631)	3,174	(535)	246,222
Operating expenses
Operation and maintenance	95,853	17,042	4,433	1,115	(621)	117,822
Depreciation and amortization	44,737	4,860	381	378	—	50,356
Taxes, other than income	54,141	2,493	391	310	—	57,335

Total operating expenses	194,731	24,395	5,205	1,803	(621)	225,513

Operating income (loss)	5,197	21,891	(7,836)	1,371	86	20,709
Miscellaneous income	3,508	550	377	2,273	(5,108)	1,600
Interest charges	28,504	6,606	2,850	532	(5,022)	33,470

Income (loss) before income taxes	(19,799)	15,835	(10,309)	3,112	—	(11,161)
Income tax expense (benefit)	(7,421)	5,570	(3,995)	1,273	—	(4,573)

Net income (loss)	$(12,378)	$10,265	$(6,314)	$1,839	$—	$(6,588)

Capital expenditures	$92,856	$18,252	$132	$2,916	$—	$114,156

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2007
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$548,104	$20,694	$649,633	$(279)	$—	$1,218,152
Intersegment revenues	147	16,013	204,534	2,352	(223,046)	—

	548,251	36,707	854,167	2,073	(223,046)	1,218,152
Purchased gas cost	357,608	—	854,743	228	(222,443)	990,136

Gross profit	190,643	36,707	(576)	1,845	(603)	228,016
Operating expenses
Operation and maintenance	93,623	14,139	6,854	1,214	(689)	115,141
Depreciation and amortization	43,661	4,559	376	378	—	48,974
Taxes, other than income	50,005	2,288	295	293	—	52,881
Impairment of long-lived assets	3,289	—	—	—	—	3,289

Total operating expenses	190,578	20,986	7,525	1,885	(689)	220,285

Operating income (loss)	65	15,721	(8,101)	(40)	86	7,731
Miscellaneous income	2,232	620	1,578	3,992	(4,156)	4,266
Interest charges	28,987	6,720	2,012	830	(4,070)	34,479

Income (loss) before income taxes	(26,690)	9,621	(8,535)	3,122	—	(22,482)
Income tax expense (benefit)	(11,000)	3,459	(2,925)	1,344	—	(9,122)

Net income (loss)	$(15,690)	$6,162	$(5,610)	$1,778	$—	$(13,360)

Capital expenditures	$78,829	$10,761	$187	$454	$—	$90,231

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended June 30, 2008
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
			(In thousands)

Operating revenues from external parties	$3,126,083	$72,588	$2,568,643	$13,326	$—	$5,780,640
Intersegment revenues	589	70,184	590,449	7,303	(668,525)	—

	3,126,672	142,772	3,159,092	20,629	(668,525)	5,780,640
Purchased gas cost	2,296,020	—	3,099,428	1,773	(666,835)	4,730,386

Gross profit	830,652	142,772	59,664	18,856	(1,690)	1,050,254
Operating expenses
Operation and maintenance	291,678	47,560	17,835	3,939	(1,948)	359,064
Depreciation and amortization	130,699	14,683	1,142	1,135	—	147,659
Taxes, other than income	142,063	6,322	3,798	987	—	153,170

Total operating expenses	564,440	68,565	22,775	6,061	(1,948)	659,893

Operating income	266,212	74,207	36,889	12,795	258	390,361
Miscellaneous income	7,654	933	1,775	6,243	(13,631)	2,974
Interest charges	88,802	20,453	6,166	1,755	(13,373)	103,803

Income before income taxes	185,064	54,687	32,498	17,283	—	289,532
Income tax expense	71,622	19,351	12,933	6,877	—	110,783

Net income	$113,442	$35,336	$19,565	$10,406	$—	$178,749

Capital expenditures	$266,840	$40,334	$201	$5,503	$—	$312,878

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended June 30, 2007
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
			(In thousands)

Operating revenues from external parties	$2,973,048	$59,029	$1,844,271	$20,019	$—	$4,896,367
Intersegment revenues	480	63,618	516,631	7,464	(588,193)	—

	2,973,528	122,647	2,360,902	27,483	(588,193)	4,896,367
Purchased gas cost	2,174,071	—	2,275,291	682	(585,971)	3,864,073

Gross profit	799,457	122,647	85,611	26,801	(2,222)	1,032,294
Operating expenses
Operation and maintenance	284,064	37,594	19,022	4,173	(2,480)	342,373
Depreciation and amortization	133,287	13,400	1,153	1,195	—	149,035
Taxes, other than income	141,292	6,584	951	867	—	149,694
Impairment of long-lived assets	3,289	—	—	—	—	3,289

Total operating expenses	561,932	57,578	21,126	6,235	(2,480)	644,391

Operating income	237,525	65,069	64,485	20,566	258	387,903
Miscellaneous income	6,633	1,530	5,816	5,588	(11,884)	7,683
Interest charges	91,164	20,852	3,418	5,465	(11,626)	109,273

Income before income taxes	152,994	45,747	66,883	20,689	—	286,313
Income tax expense	60,530	16,661	26,515	8,201	—	111,907

Net income	$92,464	$29,086	$40,368	$12,488	$—	$174,406

Capital expenditures	$222,526	$37,142	$837	$2,518	$—	$263,023

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at June 30, 2008 and September 30, 2007 by segment is presented in the following tables:

	June 30, 2008
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
			(In thousands)

ASSETS
Property, plant and equipment, net	$3,398,317	$556,196	$7,546	$50,829	$—	$4,012,888
Investment in subsidiaries	476,542	—	(2,096)	—	(474,446)	—
Current assets
Cash and cash equivalents	32,949	—	13,308	244	—	46,501
Cash held on deposit in margin account	—	—	62,152	—	—	62,152
Assets from risk management activities	37,366	—	19,770	147	(14,383)	42,900
Other current assets	687,453	16,669	627,786	49,919	(136,422)	1,245,405
Intercompany receivables	490,979	—	—	203,115	(694,094)	—

Total current assets	1,248,747	16,669	723,016	253,425	(844,899)	1,396,958
Intangible assets	—	—	2,245	—	—	2,245
Goodwill	567,775	132,490	24,282	10,429	—	734,976
Noncurrent assets from risk management activities	—	—	5,904	—	—	5,904
Deferred charges and other assets	203,663	9,477	1,228	17,451	—	231,819

	$5,895,044	$714,832	$762,125	$332,134	$(1,319,345)	$6,384,790

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,105,407	$124,055	$155,832	$196,655	$(476,542)	$2,105,407
Long-term debt	2,119,140	—	—	589	—	2,119,729

Total capitalization	4,224,547	124,055	155,832	197,244	(476,542)	4,225,136
Current liabilities
Current maturities of long-term debt	—	—	—	1,059	—	1,059
Short-term debt	113,257	—	41,000	17,275	(58,275)	113,257
Liabilities from risk management activities	—	—	50,822	14,247	(14,383)	50,686
Other current liabilities	635,200	6,078	343,238	95,290	(76,051)	1,003,755
Intercompany payables	—	536,235	157,859	—	(694,094)	—

Total current liabilities	748,457	542,313	592,919	127,871	(842,803)	1,168,757
Deferred income taxes	393,426	44,710	8,948	3,585	—	450,669
Noncurrent liabilities from risk management activities	—	—	3,724	—	—	3,724
Regulatory cost of removal obligation	280,108	—	—	—	—	280,108
Deferred credits and other liabilities	248,506	3,754	702	3,434	—	256,396

	$5,895,044	$714,832	$762,125	$332,134	$(1,319,345)	$6,384,790

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2007
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
			(In thousands)

ASSETS
Property, plant and equipment, net	$3,251,144	$531,921	$7,850	$45,921	$—	$3,836,836
Investment in subsidiaries	396,474	—	(2,096)	—	(394,378)	—
Current assets
Cash and cash equivalents	28,881	—	31,703	141	—	60,725
Cash held on deposit in margin account	—	—	—	—	—	—
Assets from risk management activities	—	—	26,783	12,947	(17,881)	21,849
Other current assets	643,353	20,065	337,169	76,731	(90,997)	986,321
Intercompany receivables	536,985	—	—	114,300	(651,285)	—

Total current assets	1,209,219	20,065	395,655	204,119	(760,163)	1,068,895
Intangible assets	—	—	2,716	—	—	2,716
Goodwill	567,775	132,490	24,282	10,429	—	734,976
Noncurrent assets from risk management activities	—	—	5,535	—	—	5,535
Deferred charges and other assets	227,869	4,898	1,279	13,913	—	247,959

	$5,652,481	$689,374	$435,221	$274,382	$(1,154,541)	$5,896,917

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$1,965,754	$88,719	$107,090	$200,665	$(396,474)	$1,965,754
Long-term debt	2,125,007	—	—	1,308	—	2,126,315

Total capitalization	4,090,761	88,719	107,090	201,973	(396,474)	4,092,069
Current liabilities
Current maturities of long-term debt	1,250	—	—	2,581	—	3,831
Short-term debt	187,284	—	30,000	—	(66,685)	150,599
Liabilities from risk management activities	21,053	—	18,167	—	(17,881)	21,339
Other current liabilities	519,642	6,394	186,792	53,297	(22,216)	743,909
Intercompany payables	—	550,184	101,101	—	(651,285)	—

Total current liabilities	729,229	556,578	336,060	55,878	(758,067)	919,678
Deferred income taxes	326,518	40,565	(8,925)	12,411	—	370,569
Noncurrent liabilities from risk management activities	—	—	290	—	—	290
Regulatory cost of removal obligation	271,059	—	—	—	—	271,059
Deferred credits and other liabilities	234,914	3,512	706	4,120	—	243,252

	$5,652,481	$689,374	$435,221	$274,382	$(1,154,541)	$5,896,917

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Atmos Energy Corporation

We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation as of June 30, 2008, and the related condensed consolidated statements of income for the three-month and nine-month periods ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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
August 5, 2008

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

We operate the Company through the following four segments:

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

Our critical accounting policies are reviewed by the Audit Committee quarterly. There were no significant changes to these critical accounting policies during the nine months ended June 30, 2008.

RESULTS OF OPERATIONS

The following table presents our consolidated financial highlights for the three and nine months ended June 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In thousands, except per share data)

Operating revenues	$1,639,145	$1,218,152	$5,780,640	$4,896,367
Gross profit	246,222	228,016	1,050,254	1,032,294
Operating expenses	225,513	220,285	659,893	644,391
Operating income	20,709	7,731	390,361	387,903
Miscellaneous income	1,600	4,266	2,974	7,683
Interest charges	33,470	34,479	103,803	109,273
Income (loss) before income taxes	(11,161)	(22,482)	289,532	286,313
Income tax expense (benefit)	(4,573)	(9,122)	110,783	111,907
Net income (loss)	$(6,588)	$(13,360)	$178,749	$174,406
Diluted net income (loss) per share	$(0.07)	$(0.15)	$1.99	$2.00

Our consolidated net income (loss) during the three and nine months ended June 30, 2008 and 2007 was earned in each of our business segments as follows:

	Three Months Ended
	June 30
	2008	2007	Change
	(In thousands)

Natural gas distribution segment	$(12,378)	$(15,690)	$3,312
Regulated transmission and storage segment	10,265	6,162	4,103
Natural gas marketing segment	(6,314)	(5,610)	(704)
Pipeline, storage and other segment	1,839	1,778	61

Net loss	$(6,588)	$(13,360)	$6,772

	Nine Months Ended
	June 30
	2008	2007	Change
	(In thousands)

Natural gas distribution segment	$113,442	$92,464	$20,978
Regulated transmission and storage segment	35,336	29,086	6,250
Natural gas marketing segment	19,565	40,368	(20,803)
Pipeline, storage and other segment	10,406	12,488	(2,082)

Net income	$178,749	$174,406	$4,343

The following tables segregate our consolidated net income (loss) and diluted earnings per share between our regulated and nonregulated operations:

	Three Months Ended
	June 30
	2008	2007	Change
	(In thousands, except per share data)

Regulated operations	$(2,113)	$(9,528)	$7,415
Nonregulated operations	(4,475)	(3,832)	(643)

Consolidated net loss	$(6,588)	$(13,360)	$6,772

Diluted EPS from regulated operations	$(0.02)	$(0.11)	$0.09
Diluted EPS from nonregulated operations	(0.05)	(0.04)	(0.01)

Consolidated diluted EPS	$(0.07)	$(0.15)	$0.08

	Nine Months Ended
	June 30
	2008	2007	Change
	(In thousands, except per share data)

Regulated operations	$148,778	$121,550	$27,228
Nonregulated operations	29,971	52,856	(22,885)

Consolidated net income	$178,749	$174,406	$4,343

Diluted EPS from regulated operations	$1.66	$1.39	$0.27
Diluted EPS from nonregulated operations	0.33	0.61	(0.28)

Consolidated diluted EPS	$1.99	$2.00	$(0.01)

The following summarizes the results of our operations and other significant events for the nine months ended June 30, 2008:

•	Regulated operations generated 83 percent of net income during the nine months ended June 30, 2008 compared to 70 percent during the nine months ended June 30, 2007. The $27.2 million increase in our regulated operations net income primarily reflects rate increases in our Mid-Tex, Kansas, Kentucky, Louisiana, Tennessee and West Texas service areas coupled with higher rates and throughput in our Atmos Pipeline — Texas Division.

•	Nonregulated operations contributed 17 percent of net income during the nine months ended June 30, 2008 compared to 30 percent during the nine months ended June 30, 2007. The $22.9 million decrease in our nonregulated operations net income primarily reflects lower asset optimization margins partially offset by higher delivered gas margins and higher unrealized gains.

•	For the nine months ended June 30, 2008, we generated $417.4 million in operating cash flow compared with $552.7 million for the nine months ended June 30, 2007, primarily reflecting an increase in cash required to collateralize our risk management accounts.

•	In September 2007, we filed a statement of intent seeking a rate increase of $51.9 million in our Mid-Tex Division. During the fiscal 2008 second quarter, we reached a settlement agreement with approximately 80 percent of the Mid-Tex Division’s customers. In June 2008, the Railroad Commission of Texas (RRC) issued a final order, which ended the case for the remaining 20 percent of the Mid-Tex Division’s customers.

Three Months Ended June 30, 2008 compared with Three Months Ended June 30, 2007

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

Review of Financial and Operating Results

Financial and operational highlights for our natural gas distribution segment for the three months ended June 30, 2008 and 2007 are presented below.

	Three Months Ended
	June 30
	2008	2007	Change
	(In thousands, unless otherwise noted)

Gross profit	$199,928	$190,643	$9,285
Operating expenses	194,731	190,578	4,153

Operating income	5,197	65	5,132
Miscellaneous income	3,508	2,232	1,276
Interest charges	28,504	28,987	(483)

Loss before income taxes	(19,799)	(26,690)	6,891
Income tax benefit	(7,421)	(11,000)	3,579

Net loss	$(12,378)	$(15,690)	$3,312

Consolidated natural gas distribution sales volumes — MMcf	41,357	45,252	(3,895)
Consolidated natural gas distribution transportation volumes — MMcf	32,126	29,311	2,815

Total consolidated natural gas distribution throughput — MMcf	73,483	74,563	(1,080)

Consolidated natural gas distribution average transportation revenue per Mcf	$0.43	$0.41	$0.02
Consolidated natural gas distribution average cost of gas per Mcf sold	$11.53	$7.90	$3.63

The following table shows our operating income by natural gas distribution division for the three months ended June 30, 2008 and 2007. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended
	June 30
	2008	2007	Change
	(In thousands)

Colorado-Kansas	$542	$884	$(342)
Kentucky/Mid-States	5,757	1,762	3,995
Louisiana	5,086	5,921	(835)
Mid-Tex	(3,043)	(11,415)	8,372
Mississippi	(946)	2,115	(3,061)
West Texas	(563)	(391)	(172)
Other	(1,636)	1,189	(2,825)

Total	$5,197	$65	$5,132

The $9.3 million increase in natural gas distribution gross profit primarily reflects an $8.9 million increase in rates. The increase in rates primarily was attributable to the Mid-Tex Division, which increased $5.0 million as a result of the 2006 Gas Reliability Infrastructure Program (GRIP) filing, the current year Mid-Tex rate case and the absence of a one-time GRIP refund in the prior year. The current-year period also reflects $3.9 million in rate increases in our Kansas, Kentucky, Louisiana, Missouri, Tennessee and West Texas service areas.

Gross profit also increased approximately $0.4 million in revenue-related taxes primarily due to higher revenues, on which the tax is calculated, in the current-year quarter compared to the prior-year quarter. This increase, offset by a $2.9 million quarter-over-quarter increase in the associated franchise and state gross receipts tax expense recorded as a component of taxes other than income, resulted in a $2.5 million decrease in operating income when compared with the prior-year quarter.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, increased $4.2 million.

Operation and maintenance expense, excluding the provision for doubtful accounts, increased $2.3 million, primarily due to an overall increase in administrative costs.

Depreciation and amortization expense increased $1.1 million for the third quarter of fiscal 2008 compared with third quarter of fiscal 2007. The increase primarily was attributable to increases in assets placed in service during the current year.

Operating expenses for the prior-year quarter also include a $3.3 million noncash charge associated with the write-off of software costs.

Interest charges allocated to the natural gas distribution segment decreased $0.5 million due to lower average effective interest rates experienced during the current-year quarter compared to the prior-year quarter.

Recent Ratemaking Developments

Significant ratemaking developments that occurred during the nine months ended June 30, 2008 are discussed below. The amounts described below represent the gross revenues that were requested or received in each rate filing, which may not necessarily reflect the increase in operating income obtained, as certain operating costs may have increased as a result of a commission’s final ruling.

Mid-Tex Division Rate Case

In September 2007, Atmos Energy filed a statement of intent seeking a system-wide rate increase of $51.9 million in our Mid-Tex Division. During the fiscal 2008 second quarter, we reached a settlement with 438 of the 439 cities (the “Settlement Cities”), which represent approximately 80 percent of the Mid-Tex Division’s customers. The settlement agreement includes i) an annual system-wide rate increase of approximately $10 million, of which approximately $8 million related to the Settlement Cities; ii) the ability to recover the gas cost portion of bad debt expense, iii) a rate review mechanism (RRM) that will adjust rates for the Settlement Cities annually to reflect changes in the Mid-Tex Division’s cost of service and rate base; iv) an authorized return on equity of 9.6 percent; v) an approved capital structure of 52 percent debt/48 percent equity and vi) the establishment of a new program designed to encourage natural gas conservation. New rates for the Settlement Cities were implemented April 1, 2008.

In April 2008, the Mid-Tex Division filed its first RRM that will adjust rates, effective October 1, 2008, for the Settlement Cities only. The filing seeks an annual system-wide rate increase of $33.5 million ($26.8 million for the Settlement Cities) and is currently under review.

The City of Dallas and unincorporated areas, which represent the remaining 20 percent of the Mid-Tex Division’s customers, elected not to participate in the settlement agreement. The Mid-Tex Division, the City of Dallas and representatives for the unincorporated areas conducted a full rate case before the Railroad Commission of Texas (RRC), culminating in the issuance of a final order in June 2008. Key terms of the final order include i) a $19.6 million system-wide annual rate increase, of which approximately $3.9 million related to the City of Dallas and unincorporated areas, ii) the ability to recover the gas cost portion of bad debt expense, iii) an authorized return on equity of 10 percent; iv) an approved capital structure of 52 percent debt/48 percent equity and v) the establishment of a new program designed to encourage natural gas conservation. New rates for the City of Dallas and the unincorporated areas were implemented in July 2008.

The final order did not include an RRM; therefore, we will continue to make annual filings under the Texas Gas Reliability Infrastructure Program (GRIP) in order to update rates for customers in the City of

Dallas and in the unincorporated areas for approved capital expenditures, and we will continue to file traditional rate cases as necessary to assist in earning our authorized return in these areas.

In May 2008, the Mid-Tex Division filed a system-wide 2007 GRIP filing with the RRC. The filing seeks authorization to increase annual rates, on a system-wide basis by $10.3 million based on $58.2 million of capital costs incurred in 2007. It is currently anticipated that the RRC will issue a final order in this proceeding by November 2008. If approved as filed, the filing should result in an annual rate increase of approximately $2 million for customers in the City of Dallas and the unincorporated areas.

Other Rate Case Filings

In May 2006, Atmos Energy began receiving “show cause” ordinances from several of the cities in the West Texas Division. In December 2007, our West Texas Division reached a settlement agreement with the West Texas cities, resulting in an approved GRIP filing to include in rate base approximately $7.0 million of capital costs incurred during calendar year 2006. The filing should result in additional annual revenues of approximately $1.1 million.

In July 2008, the West Texas cities signed an agreement to implement a rate review mechanism for our West Texas system. The RRM will adjust rates on a periodic basis to reflect changes in the West Texas Division’s cost of service and rate base for this service area. The West Texas Division expects to file its first RRM in September 2008, which will adjust rates for the West Texas cities effective November 15, 2008.

In May 2008, the City of Lubbock approved its Conservation and Customer Value Plan (CCVP), which contains an annual rate review mechanism that would adjust rates to reflect changes in the West Texas Division’s cost of service and rate base. The West Texas Division filed its annual review filing under the CCVP in June 2008, which is currently under review by the City of Lubbock. The filing recommends a $0.5 million decrease in annual rates, and is expected to become effective October 1, 2008.

In October 2007, our Kentucky/Mid-States Division settled its $11.1 million rate case filed in May 2007 with the Tennessee Regulatory Authority. The settlement resulted in an increase in annual revenues of $4.0 million and a $4.1 million reduction in depreciation expense.

In September 2007, we filed an application with the Kansas Corporation Commission (KCC) requesting a rate increase of $5.0 million in our Kansas service area. A final order adopting the Company’s settlement with the KCC Staff was issued in May 2008 resulting in an increase in annual revenues of $2.1 million.

In February 2008, we filed for an annual rate increase of $0.9 million in the Virginia jurisdiction of our Kentucky/Mid-States Division. New rates, subject to refund, were implemented in April 2008. A procedural schedule has been established that should result in a final order being issued by the fourth quarter of fiscal year 2008.

In March 2008, we filed for an annual rate increase of $6.2 million in the Georgia jurisdiction of our Kentucky/Mid-States Division. The first round of hearings was completed in July 2008. A procedural schedule has been established that should result in a final order being issued by the fourth quarter of fiscal year 2008.

Stable Rate Filings

Louisiana Division.  In December 2007, we filed our TransLa annual rate stabilization clause with the Louisiana Public Service Commission requesting an increase of $2.2 million, including an increase in depreciation expense of approximately $0.4 million. The filing was for the test year ended September 30, 2007. The TransLa filing was approved in March 2008 and resulted in an increase of $2.1 million in annual revenues effective April 1, 2008. In April 2008, we filed the LGS annual rate stabilization clause, requesting an increase of $2.6 million. The filing was for the test year ended December 31, 2007. The LGS filing was approved in June 2008 and resulted in an increase of $1.7 million in annual revenues effective July 1, 2008.

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

Review of Financial and Operating Results

Financial and operational highlights for our regulated transmission and storage segment for the three months ended June 30, 2008 and 2007 are presented below.

	Three Months Ended
	June 30
	2008	2007	Change
	(In thousands, unless otherwise noted)

Mid-Tex transportation	$18,761	$15,718	$3,043
Third-party transportation	22,485	16,807	5,678
Storage and park and lend services	2,387	1,893	494
Other	2,653	2,289	364

Gross profit	46,286	36,707	9,579
Operating expenses	24,395	20,986	3,409

Operating income	21,891	15,721	6,170
Miscellaneous income	550	620	(70)
Interest charges	6,606	6,720	(114)

Income before income taxes	15,835	9,621	6,214
Income tax expense	5,570	3,459	2,111

Net income	$10,265	$6,162	$4,103

Gross pipeline transportation volumes — MMcf	181,112	157,825	23,287

Consolidated pipeline transportation volumes — MMcf	152,450	125,639	26,811

The $9.6 million increase in gross profit primarily was attributable to a $4.4 million increase from rate adjustments resulting from our 2006 and 2007 GRIP filings and a $2.5 million increase from transportation volumes. Consolidated throughput increased 21 percent, primarily due to increased transportation in the Barnett Shale region of Texas. The improvement in gross profit also reflects $1.5 million of increased per-unit transportation margins due to favorable market conditions.

Operating expenses increased $3.4 million primarily due to increased pipeline integrity and maintenance costs.

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

Natural Gas Marketing Segment

Our natural gas marketing activities are conducted through Atmos Energy Marketing, LLC (AEM). AEM aggregates and purchases gas supply, arranges transportation and/or storage logistics and ultimately delivers gas to our customers at competitive prices. To facilitate this process, we utilize proprietary and customer-owned transportation and storage assets to provide the various services our customers request, including furnishing natural gas supplies at fixed and market-based prices, contract negotiation and administration, load forecasting, gas storage acquisition and management services, transportation services, peaking sales and balancing services, capacity utilization strategies and gas price hedging through the use of financial instruments. As a result, our revenues arise from the types of commercial transactions we have structured with our customers and include the value we extract by optimizing the storage and transportation capacity we own or control as well as revenues received for services we deliver.

Our asset optimization activities seek to maximize the economic value associated with the storage and transportation capacity we own or control. We attempt to meet this objective by engaging in natural gas storage transactions in which we seek to find and profit from the pricing differences that occur over time. We purchase physical natural gas and then sell financial instruments at advantageous prices to lock in a gross profit margin. We also seek to participate in transactions in which we combine the natural gas commodity and transportation costs to minimize our costs incurred to serve our customers by identifying the lowest cost alternative within the natural gas supplies, transportation and markets to which we have access. Through the use of transportation and storage services and financial instruments, we also seek to capture gross profit margin through the arbitrage of pricing differences that exist in various locations and by recognizing pricing differences that occur over time.

AEM continually manages its net physical position to attempt to increase in the future the potential economic gross profit that was created when the original transaction was executed. Therefore, AEM may subsequently change its originally scheduled storage injection and withdrawal plans from one time period to another based on market conditions and recognize any associated gains or losses at that time. If AEM elects to accelerate the withdrawal of physical gas, it will execute new financial instruments to hedge the original financial instruments. If AEM elects to defer the withdrawal of gas, it will reset its financial instruments by settling the original financial instruments and executing new ones to correspond to the revised withdrawal schedule.

We use financial instruments, designated as fair value hedges, to hedge our natural gas inventory used in our natural gas marketing storage activities. These financial instruments are marked to market each month based upon the NYMEX price with changes in fair value recognized as unrealized gains and losses in the period of change. The hedged natural gas inventory is marked to market at the end of each month based on the Gas Daily index with changes in fair value recognized as unrealized gains and losses in the period of change. Changes in the spreads between the forward natural gas prices used to value the financial hedges designated against our physical inventory and the market (spot) prices used to value our physical storage result in unrealized margins until the underlying physical gas is withdrawn and the related financial instruments are settled. Once the gas is withdrawn and the financial instruments are settled, the previously unrealized margins associated with these net positions are realized.

AEM also uses financial instruments to capture additional storage arbitrage opportunities that may arise after the execution of the original physical inventory hedge and to attempt to insulate and protect the economic value within its asset optimization activities. Changes in fair value associated with these financial instruments are recognized as a component of unrealized margins until they are settled.

Review of Financial and Operating Results

Financial and operational highlights for our natural gas marketing segment for the three months ended June 30, 2008 and 2007 are presented below. Gross profit margin consists primarily of margins earned from the delivery of gas and related services requested by our customers and margins earned from asset optimization activities, which are derived from the utilization of our proprietary and managed third-party storage and transportation assets to capture favorable arbitrage spreads through natural gas trading activities.

Unrealized margins represent the unrealized gains or losses on our net physical gas position and the related financial instruments used to manage commodity price risk as described above. These margins fluctuate based upon changes in the spreads between the physical (spot) and forward natural gas prices. Generally, if the physical/financial spread narrows, we will record unrealized gains or lower unrealized losses. If the physical/financial spread widens, we will record unrealized losses or lower unrealized gains. The magnitude of the unrealized gains and losses is also contingent upon the levels of our net physical position at the end of the reporting period.

	Three Months Ended
	June 30
	2008	2007	Change
	(In thousands, unless otherwise noted)

Realized margins
Delivered gas	$11,231	$9,999	$1,232
Asset optimization	(37,551)	(33,376)	(4,175)

	(26,320)	(23,377)	(2,943)
Unrealized margins	23,689	22,801	888

Gross profit	(2,631)	(576)	(2,055)
Operating expenses	5,205	7,525	(2,320)

Operating loss	(7,836)	(8,101)	265
Miscellaneous income	377	1,578	(1,201)
Interest charges	2,850	2,012	838

Loss before income taxes	(10,309)	(8,535)	(1,774)
Income tax benefit	(3,995)	(2,925)	(1,070)

Net loss	$(6,314)	$(5,610)	$(704)

Gross natural gas marketing sales volumes — MMcf	103,403	104,783	(1,380)

Consolidated natural gas marketing sales volumes — MMcf	82,122	85,413	(3,291)

Net physical position (Bcf)	17.5	21.5	(4.0)

The $2.1 million decrease in our natural gas marketing segment’s gross profit primarily reflects a $4.2 million decrease in realized asset optimization margins. Natural gas market conditions were significantly less volatile during the current-year compared with the prior-year, which created fewer opportunities to realize arbitrage gains. During the quarter, AEM elected to defer storage withdrawals and reset the corresponding financial instruments in order to increase, in future periods, the potential gross profit it could realize from its asset optimization activities. As a result, AEM realized settlement losses without corresponding storage withdrawal gains in the current quarter. In the prior year, AEM accelerated the withdrawal of physical gas into the fiscal 2007 second quarter and executed new financial instruments to hedge the original financial instruments. The losses incurred on the settlement of these financial instruments in the prior-year quarter were smaller than the settlement losses experienced in the current quarter.

The increased loss generated from realized asset optimization activities was partially offset by a $1.2 million increase in realized delivered gas margins. The increase was largely attributable to slightly higher per-unit margins, compared with the prior-year quarter, partially offset by slightly lower sales volumes.

Gross profit margin was also favorably impacted by a $0.9 million increase in unrealized margins attributable to a narrowing of the spreads between current cash prices and forward natural gas prices. The change in unrealized margins also reflects the recognition of previously unrealized margins as a component of realized margins as a result of injecting and withdrawing gas and settling financial instruments as a part of AEM’s asset optimization activities.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income taxes, decreased $2.3 million primarily due to a decrease in employee and other administrative costs.

Economic Gross Profit

AEM monitors the impact of its asset optimization efforts by estimating the gross profit, before associated storage fees, that it captured through the purchase and sale of physical natural gas and the execution of the associated financial instruments. This economic gross profit, combined with the effect of the future reversal of unrealized gains or losses currently recognized in the income statement is referred to as the potential gross profit.(1) The following table presents AEM’s economic gross profit and its potential gross profit at June 30, 2008, March 31, 2008, December 31, 2007 and September 30, 2007.

			Associated Net
	Net Physical	Economic Gross	Unrealized Gain	Potential Gross
Period Ending	Position	Profit	(Loss)	Profit(1)
	(Bcf)	(In millions)	(In millions)	(In millions)

June 30, 2008	17.5	$48.2	$34.3	$13.9
March 31, 2008	20.7	$10.8	$(0.6)	$11.4
December 31, 2007	17.7	$44.2	$32.9	$11.3
September 30, 2007	12.3	$40.8	$10.8	$30.0

(1)	Potential gross profit represents the increase in AEM’s gross profit in future periods if its optimization efforts are executed as planned. This amount does not include storage and other operating expenses and increased income taxes that will be incurred to realize this amount. Therefore, it does not represent an estimated increase in future net income. There is no assurance that the economic gross profit or the potential gross profit will be fully realized in the future. We consider this measure a non-GAAP financial measure as it is calculated using both forward-looking storage injection/withdrawal and hedge settlement estimates and historical financial information. This measure is presented because we believe it provides a more comprehensive view to investors of our asset optimization efforts and thus a better understanding of these activities than would be presented by GAAP measures alone.

As of June 30, 2008, based upon AEM’s planned inventory withdrawal schedule and associated planned settlement of financial instruments, the economic gross profit was $48.2 million. This amount will be reduced by $34.3 million of net unrealized gains recorded in the financial statements as of June 30, 2008 that will reverse when the inventory is withdrawn and the accompanying financial instruments are settled. Therefore, the potential gross profit was $13.9 million at June 30, 2008.

The $2.5 million increase in potential gross profit as compared to March 31, 2008, is comprised of a $37.4 million increase in the economic gross profit, principally due to the election to roll positions into forward months as described above, partially offset by a $34.9 million increase in unrealized gains primarily attributable to recognizing as a component of realized margin previously unrealized losses and a favorable movement in the market prices used to value our natural gas storage inventory.

The economic gross profit is based upon planned storage injection and withdrawal schedules and its realization is contingent upon the execution of this plan, weather and other execution factors. Since AEM actively manages and optimizes its portfolio to attempt to enhance the future profitability of its storage position, it may change its scheduled storage injection and withdrawal plans from one time period to another based on market conditions. Therefore, we cannot ensure that the economic gross profit or the potential gross profit calculated as of June 30, 2008 will be fully realized in the future nor can we predict in what time periods such realization may occur. Further, if we experience operational or other issues which limit our ability to optimally manage our stored gas positions, our earnings could be adversely impacted. Assuming AEM fully executes its plan in place on June 30, 2008, without encountering operational or other issues, we anticipate a portion of the potential gross profit as of June 30, 2008 will be recognized during the final quarter of fiscal 2008 with most of the remainder recognized during fiscal 2009.

Pipeline, Storage and Other Segment

Our pipeline, storage and other segment primarily consists of the operations of Atmos Pipeline and Storage, LLC (APS), Atmos Energy Services, LLC (AES) and Atmos Power Systems, Inc., which are each wholly-owned by Atmos Energy Holdings, Inc.

APS owns or has an interest in underground storage fields in Kentucky and Louisiana. We use these storage facilities to reduce the need to contract for additional pipeline capacity to meet customer demand during peak periods. Additionally, beginning in fiscal 2006, APS initiated activities in the natural gas gathering business. As of June 30, 2008, these activities were limited in nature.

AES, through December 31, 2006, provided natural gas management services to our natural gas distribution operations, other than the Mid-Tex Division. These services included aggregating and purchasing gas supply, arranging transportation and storage logistics and ultimately delivering the gas to our natural gas distribution service areas at competitive prices. Effective January 1, 2007, these services were moved to our shared services function included in our natural gas distribution segment. AES continues to provide limited services to our natural gas distribution divisions, and the revenues AES receives are equal to the costs incurred to provide those services.

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

Review of Financial and Operating Results

Financial and operational highlights for our pipeline, storage and other segment for the three months ended June 30, 2008 and 2007 are presented below.

	Three Months Ended
	June 30
	2008	2007	Change
	(In thousands)

Storage and transportation services	$3,691	$4,060	$(369)
Asset optimization	(1,329)	(2,247)	918
Other	1,210	845	365
Unrealized margins	(398)	(813)	415

Gross profit	3,174	1,845	1,329
Operating expenses	1,803	1,885	(82)

Operating income (loss)	1,371	(40)	1,411
Miscellaneous income	2,273	3,992	(1,719)
Interest charges	532	830	(298)

Income before income taxes	3,112	3,122	(10)
Income tax expense	1,273	1,344	(71)

Net income	$1,839	$1,778	$61

Pipeline, storage and other gross profit increased $1.3 million primarily due to a $0.9 million increase in asset optimization margins as a result of a more favorable settlement of our asset management contracts in the current-year period. This increase was coupled with a $0.4 million increase in unrealized margins associated with asset optimization activities.

Operating expenses for the three months ended June 30, 2008 were consistent with the prior-year quarter.

Nine Months Ended June 30, 2008 compared with Nine Months Ended June 30, 2007

Natural Gas Distribution Segment

Review of Financial and Operating Results

Financial and operational highlights for our natural gas distribution segment for the nine months ended June 30, 2008 and 2007 are presented below.

	Nine Months Ended
	June 30
	2008	2007	Change
	(In thousands, unless otherwise noted)

Gross profit	$830,652	$799,457	$31,195
Operating expenses	564,440	561,932	2,508

Operating income	266,212	237,525	28,687
Miscellaneous income	7,654	6,633	1,021
Interest charges	88,802	91,164	(2,362)

Income before income taxes	185,064	152,994	32,070
Income tax expense	71,622	60,530	11,092

Net income	$113,442	$92,464	$20,978

Consolidated natural gas distribution sales volumes — MMcf	261,692	265,508	(3,816)
Consolidated natural gas distribution transportation volumes — MMcf	105,605	101,572	4,033

Total consolidated natural gas distribution throughput — MMcf	367,297	367,080	217

Consolidated natural gas distribution average transportation revenue per Mcf	$0.44	$0.46	$(0.02)
Consolidated natural gas distribution average cost of gas per Mcf sold	$8.77	$8.19	$0.58

The following table shows our operating income by natural gas distribution division for the nine months ended June 30, 2008 and 2007. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Nine Months Ended
	June 30
	2008	2007	Change
	(In thousands)

Colorado-Kansas	$22,766	$24,524	$(1,758)
Kentucky/Mid-States	49,800	44,913	4,887
Louisiana	36,254	39,540	(3,286)
Mid-Tex	119,661	82,932	36,729
Mississippi	23,397	25,918	(2,521)
West Texas	13,332	18,230	(4,898)
Other	1,002	1,468	(466)

Total	$266,212	$237,525	$28,687

The $31.2 million increase in natural gas distribution gross profit primarily reflects a $31.7 million net increase in rates. The net increase in rates primarily was attributable to the Mid-Tex Division which increased $24.1 million as a result of the 2006 GRIP filing, the previous and current year Mid-Tex rate cases and the absence of a one time GRIP refund in the prior year. The current-year period also reflects $10.7 million in rate increases in our Kansas, Kentucky, Louisiana, Tennessee and West Texas service areas.

Gross profit also increased approximately $6.5 million in revenue-related taxes primarily due to higher revenues, on which the tax is calculated, in the current-year period compared to the prior-year period. This increase, partially offset by a $2.5 million period-over-period increase in the associated franchise and state gross receipts tax expense recorded as a component of taxes other than income, resulted in a $4.0 million increase in operating income, when compared with the prior-year period.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, increased by $2.5 million.

Operation and maintenance expense, excluding the provision for doubtful accounts, increased $11.1 million, primarily due to increased administrative and natural gas odorization costs partially offset by lower employee costs. The increase in operation and maintenance expense also reflects the absence in the current-year period of a nonrecurring $4.3 million deferral of hurricane-related operation and maintenance expenses in the prior-year period.

The provision for doubtful accounts decreased $3.5 million to $10.2 million for the nine months ended June 30, 2008. The decrease primarily was attributable to strong collection efforts.

Depreciation and amortization expense decreased $2.6 million for the nine months ended June 30, 2008 compared with the nine months ended June 30, 2007. The decrease primarily was attributable to changes in depreciation rates as a result of recent rate cases.

Operating expenses for the prior-year period also include a $3.3 million noncash charge associated with the write-off of software costs.

Results for the current-year period include a $1.2 million gain on the sale of irrigation assets in our West Texas Division during the fiscal 2008 second quarter.

Interest charges allocated to the natural gas distribution segment decreased $2.4 million due to lower average outstanding short-term debt balances in the current-year period compared with the prior-year period.

Regulated Transmission and Storage Segment

Review of Financial and Operating Results

Financial and operational highlights for our regulated transmission and storage segment for the nine months ended June 30, 2008 and 2007 are presented below.

	Nine Months Ended
	June 30
	2008	2007	Change
	(In thousands, unless otherwise noted)

Mid-Tex transportation	$69,409	$62,149	$7,260
Third-party transportation	58,946	45,162	13,784
Storage and park and lend services	6,288	6,943	(655)
Other	8,129	8,393	(264)

Gross profit	142,772	122,647	20,125
Operating expenses	68,565	57,578	10,987

Operating income	74,207	65,069	9,138
Miscellaneous income	933	1,530	(597)
Interest charges	20,453	20,852	(399)

Income before income taxes	54,687	45,747	8,940
Income tax expense	19,351	16,661	2,690

Net income	$35,336	$29,086	$6,250

Gross pipeline transportation volumes — MMcf	593,452	528,144	65,308

Consolidated pipeline transportation volumes — MMcf	429,758	359,447	70,311

The $20.1 million increase in gross profit primarily was attributable to a $10.0 million increase from rate adjustments resulting from our 2006 and 2007 GRIP filings and a $6.1 million increase from transportation volumes. Consolidated throughput increased 20 percent primarily due to increased transportation in the Barnett Shale region of Texas. The improvement in gross profit also reflects increased service fees and per-unit transportation margins due to favorable market conditions which contributed $3.6 million. New compression contracts and transportation capacity enhancements also contributed $2.4 million. These increases were partially offset by a $1.6 million decrease in sales of excess gas compared to the same period in the prior year and a $1.0 million decrease in parking and lending services due to market conditions.

Operating expenses increased $11.0 million primarily due to increased pipeline integrity and maintenance costs.

Natural Gas Marketing Segment

Review of Financial and Operating Results

Financial and operational highlights for our natural gas marketing segment for the nine months ended June 30, 2008 and 2007 are presented below.

	Nine Months Ended
	June 30
	2008	2007	Change
	(In thousands, unless otherwise noted)

Realized margins
Delivered gas	$55,599	$44,320	$11,279
Asset optimization	(10,339)	38,558	(48,897)

	45,260	82,878	(37,618)
Unrealized margins	14,404	2,733	11,671

Gross profit	59,664	85,611	(25,947)
Operating expenses	22,775	21,126	1,649

Operating income	36,889	64,485	(27,596)
Miscellaneous income	1,775	5,816	(4,041)
Interest charges	6,166	3,418	2,748

Income before income taxes	32,498	66,883	(34,385)
Income tax expense	12,933	26,515	(13,582)

Net income	$19,565	$40,368	$(20,803)

Gross natural gas marketing sales volumes — MMcf	348,789	306,931	41,858

Consolidated natural gas marketing sales volumes — MMcf	298,351	264,325	34,026

Net physical position (Bcf)	17.5	21.5	(4.0)

The $25.9 million decrease in our natural gas marketing segment’s gross profit primarily reflects a $48.9 million decrease in realized asset optimization margins. As a result of a less volatile natural gas market experienced during the year, AEM has been regularly deferring storage withdrawals and resetting the associated financial instruments to increase the potential gross profit it could realize from its asset optimization activities in future periods. As a result, AEM recognized settlement losses without corresponding storage withdrawal gains during the current fiscal year. Additionally, AEM experienced increased storage fees charged by third parties during this time period. In the prior year, AEM was able to recognize arbitrage gains as changes in its originally scheduled storage injection and withdrawal plans had a significantly smaller impact.

The decrease in realized asset optimization margins was partially offset by an $11.3 million increase in realized delivered gas margins. The increase reflects both increased sales volumes and increased per-unit margins. Gross sales volumes increased 14 percent compared with the prior-year period as we were able to successfully execute our marketing initiatives. The increase in the per-unit margin primarily reflects favorable basis gains on certain contracts. After excluding the effect of these location basis gains, our per-unit margins decreased four percent in the current-year period due to increased competition experienced during the third fiscal quarter in a higher-priced natural gas market.

Gross profit margin was also favorably impacted by an $11.7 million increase in unrealized margins attributable to a narrowing of the spreads between current cash prices and forward natural gas prices. The change in unrealized margins also reflects the recognition of previously unrealized margins as a component of realized margins as a result of injecting and withdrawing gas and settling financial instruments as a part of AEM’s asset optimization activities.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income taxes, increased $1.6 million. The increase reflects $2.4 million for the settlement of certain tax matters partially offset by a $0.8 million decrease in employee and other administrative costs.

Pipeline, Storage and Other Segment

Review of Financial and Operating Results

Financial and operational highlights for our pipeline, storage and other segment for the nine months ended June 30, 2008 and 2007 are presented below.

	Nine Months Ended
	June 30
	2008	2007	Change
	(In thousands)

Storage and transportation services	$11,325	$11,850	$(525)
Asset optimization	3,783	10,947	(7,164)
Other	3,701	2,992	709
Unrealized margins	47	1,012	(965)

Gross profit	18,856	26,801	(7,945)
Operating expenses	6,061	6,235	(174)

Operating income	12,795	20,566	(7,771)
Miscellaneous income	6,243	5,588	655
Interest charges	1,755	5,465	(3,710)

Income before income taxes	17,283	20,689	(3,406)
Income tax expense	6,877	8,201	(1,324)

Net income	$10,406	$12,488	$(2,082)

Pipeline, storage and other gross profit decreased $7.9 million primarily due to a $7.2 million decrease in asset optimization margins as a result of a less volatile natural gas market. The change in gross profit also reflects a decrease of $1.0 million in unrealized margins associated with asset optimization activities.

Operating expenses for the nine months ended June 30, 2008 remained generally unchanged compared with the prior-year period.

Liquidity and Capital Resources

Our working capital and liquidity for capital expenditures and other cash needs are provided from internally generated funds and borrowings under our credit facilities and commercial paper program. Additionally, from time to time, we raise funds from the public debt and equity capital markets to fund our liquidity needs.

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

For the nine months ended June 30, 2008, we generated operating cash flow of $417.4 million from operating activities compared with $552.7 million for the nine months ended June 30, 2007. Period over period, our operating cash flow was reduced primarily by cash required to collateralize our risk management accounts, which reduced operating cash flows by $84.2 million. Additionally, changes in accounts receivable and gas stored underground reduced operating cash flow by $219.9 million. These decreases were partially offset by favorable timing of accounts payable and accrued liabilities which increased operating cash flow by $141.8 million. Finally, other changes in working capital and other items increased operating cash flow by $27.0 million.

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

Capital expenditures for fiscal 2008 are expected to range from $455 million to $465 million. For the nine months ended June 30, 2008, we incurred $312.9 million for capital expenditures compared with $263.0 million for the nine months ended June 30, 2007. The increase in capital spending primarily reflects an increase in main replacements in our Mid-Tex Division and spending in the natural gas distribution segment for our new automated metering initiative. This initiative is expected to improve the efficiency of our meter reading process through the installation of equipment that automatically reads and transfers customer consumption and other data to our customer information systems.

Cash flows from financing activities

For the nine months ended June 30, 2008, our financing activities reflected a use of cash of $114.4 million compared with $5.2 million in the prior-year period. Our significant financing activities for the nine months ended June 30, 2008 and 2007 are summarized as follows.

•	During the nine months ended June 30, 2008, we repaid a net $35.7 million under our short-term credit facilities. The net repayment reflects the timing of the use of our line of credit to finance natural gas purchases.

•	We repaid $9.9 million of long-term debt during the nine months ended June 30, 2008 compared with $2.7 million during the nine months ended June 30, 2007. The increased payments during the current-year period reflects the prepayment of $7.5 million of our Series P First Mortgage Bonds. In connection with this prepayment we paid a $0.2 million make-whole premium in accordance with the terms of the bonds and related indenture.

•	In December 2006, we sold 6.3 million shares of common stock in an offering, including the underwriters’ exercise of their overallotment option of 0.8 million shares, generating net proceeds of approximately $192 million. The net proceeds from this issuance were used to reduce our short-term debt.

•	During the nine months ended June 30, 2008, we paid $87.8 million in cash dividends compared with $83.1 million for the nine months ended June 30, 2007. The increase in dividends paid over the prior-year period reflects the increase in our dividend rate from $0.96 per share during the nine months ended June 30, 2007 to $0.975 per share during the nine months ended June 30, 2008 combined with our December 2006 equity offering and new share issuances under our various equity plans.

•	During the nine months ended June 30, 2008, we issued 0.7 million shares of common stock under our various equity plans which generated net proceeds of $19.1 million. In addition, we granted 0.5 million shares of common stock under our 1998 Long-Term Incentive Plan.

The following table summarizes our share issuances for the nine months ended June 30, 2008 and 2007.

	Nine Months Ended
	June 30
	2008	2007

Shares issued:
Direct Stock Purchase Plan	294,071	238,689
Retirement Savings Plan	410,350	306,920
1998 Long-Term Incentive Plan	538,100	500,684
Outside Directors Stock-for-Fee Plan	2,399	1,776
Public Offering	—	6,325,000

Total shares issued	1,244,920	7,373,069

Credit Facilities

As of June 30, 2008, we had a total of approximately $1.5 billion of credit facilities, comprised of three short-term committed credit facilities totaling $918 million and, through AEM, an uncommitted credit facility that can provide up to $580 million. Borrowings under our uncommitted credit facilities are made on a when-and-as-needed basis at the discretion of the banks. Our credit capacity and the amount of unused borrowing capacity are affected by the seasonal nature of the natural gas business and our short-term borrowing requirements, which are typically highest during colder winter months. Our working capital needs can vary significantly due to changes in the price of natural gas charged by suppliers and the increased gas supplies required to meet customers’ needs during periods of cold weather.

As of June 30, 2008, the amount available to us under our credit facilities, net of outstanding letters of credit, was $1.0 billion. We believe these credit facilities, combined with our operating cash flows, will be sufficient to fund our working capital needs. These facilities are described in further detail in Note 4 to the unaudited condensed consolidated financial statements.

Shelf Registration

On December 4, 2006, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $900 million in new common stock and/or debt securities available for issuance. As of June 30, 2008, we had approximately $450 million available for issuance under the registration statement. Due to certain restrictions imposed by one state regulatory commission on our ability to issue securities under the registration statement, we are permitted to issue a total of approximately $100 million of equity securities, $50 million of senior debt securities and $300 million of subordinated debt securities. In addition, due to restrictions imposed by another state regulatory commission, if the credit ratings on our senior unsecured debt were to fall below investment grade from either Standard & Poor’s Corporation (BBB-), Moody’s Investors Services, Inc. (Baa3) or Fitch Ratings, Ltd. (BBB-), our ability to issue any type of debt securities under the registration statement would be suspended until an investment grade rating from all three credit rating agencies was achieved.

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

Currently, with respect to our unsecured senior long-term debt, S&P maintains its positive outlook and Fitch maintains its stable outlook. Moody’s recently reaffirmed its stable outlook. None of our ratings are currently under review.

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

Debt Covenants

We were in compliance with all of our debt covenants as of June 30, 2008. Our debt covenants are described in Note 4 to the unaudited condensed consolidated financial statements.

Capitalization

The following table presents our capitalization as of June 30, 2008, September 30, 2007 and June 30, 2007:

	June 30,		September 30,		June 30,
	2008		2007		2007
	(In thousands, except percentages)

Short-term debt	$113,257	2.6%	$150,599	3.5%	$—	—%
Long-term debt	2,120,788	48.9%	2,130,146	50.2%	2,430,518	55.0%
Shareholders’ equity	2,105,407	48.5%	1,965,754	46.3%	1,988,142	45.0%

Total capitalization	$4,339,452	100.0%	$4,246,499	100.0%	$4,418,660	100.0%

Total debt as a percentage of total capitalization, including short-term debt, was 51.5 percent at June 30, 2008, 53.7 percent at September 30, 2007 and 55.0 percent at June 30, 2007. Our ratio of total debt to capitalization is typically greater during the winter heating season as we incur short-term debt to fund natural gas purchases and meet our working capital requirements. We intend to maintain our debt to capitalization ratio in a target range of 50 to 55 percent through cash flow generated from operations, continued issuance of new common stock under our Direct Stock Purchase Plan and Retirement Savings Plan and access to the equity capital markets.

Contractual Obligations and Commercial Commitments

Significant commercial commitments are described in Note 8 to the unaudited condensed consolidated financial statements. There were no significant changes in our contractual obligations and commercial commitments during the nine months ended June 30, 2008.

In February 2008, Atmos Pipeline and Storage, LLC announced plans to construct and operate a salt-cavern gas storage project in Franklin Parish, Louisiana. The project, located near several large interstate pipelines, includes the development of three 5 billion cubic feet (Bcf) caverns for a total of 15 Bcf of working gas storage, with six-turn injection and withdrawal capacity. Pending regulatory approval, the first cavern is projected to go into operation by mid-2011, with the other two caverns projected to be operational by 2012 and 2014. Based on market demand, four additional storage caverns could potentially be developed.

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

We record our derivatives as a component of risk management assets and liabilities, which are classified as current or noncurrent based upon the anticipated settlement date of the underlying derivative. Substantially all of our derivative financial instruments are valued using external market quotes and indices. The following tables show the components of the change in the fair value of our natural gas distribution and natural gas marketing commodity derivative contracts for the three and nine months ended June 30, 2008 and 2007:

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
	Natural Gas	Natural Gas	Natural Gas	Natural Gas
	Distribution	Marketing	Distribution	Marketing
	(In thousands)

Fair value of contracts at beginning of period	$9,505	$(22,975)	$3,802	$(24,994)
Contracts realized/settled	339	30,185	(144)	15,994
Fair value of new contracts	5,675	—	(5,797)	—
Other changes in value	21,847	(50,182)	(5,385)	24,898

Fair value of contracts at end of period	$37,366	$(42,972)	$(7,524)	$15,898

	Nine Months Ended		Nine Months Ended
	June 30, 2008		June 30, 2007
	Natural Gas	Natural Gas	Natural Gas	Natural Gas
	Distribution	Marketing	Distribution	Marketing
	(In thousands)

Fair value of contracts at beginning of period	$(21,053)	$26,808	$(27,209)	$15,003
Contracts realized/settled	(26,971)	(11,071)	(27,662)	(10,593)
Fair value of new contracts	5,395	—	(7,058)	—
Other changes in value	79,995	(58,709)	54,405	11,488

Fair value of contracts at end of period	$37,366	$(42,972)	$(7,524)	$15,898

The fair value of our natural gas distribution and natural gas marketing derivative contracts at June 30, 2008, is segregated below by time period and fair value source:

	Fair Value of Contracts at June 30, 2008
	Maturity in Years
				Greater	Total Fair
Source of Fair Value	Less than 1	1-3	4-5	Than 5	Value
	(In thousands)

Prices actively quoted	$(7,511)	$2,373	$—	$—	$(5,138)
Prices based on models and other valuation methods	(275)	(193)	—	—	(468)

Total Fair Value	$(7,786)	$2,180	$—	$—	$(5,606)

Pension and Postretirement Benefits Obligations

For the nine months ended June 30, 2008 and 2007, our total net periodic pension and other benefits cost was $35.9 million and $36.4 million. These costs relating to our natural gas distribution operations are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

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

We are currently in the process of completing our fiscal 2008 pension plan valuation. Based upon market conditions as of the June 30, 2008 valuation date, we expect no significant increase in our fiscal 2009 net periodic pension cost.

During the nine months ended June 30, 2008, we contributed $6.7 million to our other postretirement plans, and we expect to contribute a total of approximately $10 million to these plans during fiscal 2008.

OPERATING STATISTICS AND OTHER INFORMATION

The following tables present certain operating statistics for our natural gas distribution, regulated transmission and storage, natural gas marketing and pipeline, storage and other segments for the three and nine-month periods ended June 30, 2008 and 2007.

Natural Gas Distribution Sales and Statistical Data

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007

METERS IN SERVICE, end of period
Residential	2,922,415	2,900,716	2,922,415	2,900,716
Commercial	271,542	274,273	271,542	274,273
Industrial	2,265	2,739	2,265	2,739
Public authority and other	9,234	16,576	9,234	16,576

Total meters	3,205,456	3,194,304	3,205,456	3,194,304

INVENTORY STORAGE BALANCE — Bcf	41.7	43.9	41.7	43.9
HEATING DEGREE DAYS(1)
Actual (weighted average)	174	163	2,810	2,873
Percent of normal	102%	98%	100%	101%
SALES VOLUMES — MMcf(2)
Gas sales volumes
Residential	18,584	21,421	151,549	155,021
Commercial	15,199	16,672	82,325	83,231
Industrial	4,687	5,248	17,899	18,551
Public authority and other	2,887	1,911	9,919	8,705

Total gas sales volumes	41,357	45,252	261,692	265,508
Transportation volumes	33,211	30,431	109,002	105,125

Total throughput	74,568	75,683	370,694	370,633

OPERATING REVENUES (000’s)(2)
Gas sales revenues
Residential	$352,893	$294,756	$1,878,855	$1,795,124
Commercial	213,594	170,425	903,771	855,468
Industrial	53,843	44,345	167,154	162,621
Public authority and other	33,135	18,193	100,983	84,550

Total gas sales revenues	653,465	527,719	3,050,763	2,897,763
Transportation revenues	14,163	12,040	46,954	46,997
Other gas revenues	9,011	8,492	28,955	28,768

Total operating revenues	$676,639	$548,251	$3,126,672	$2,973,528

Average transportation revenue per Mcf	$0.43	$0.40	$0.43	$0.45
Average cost of gas per Mcf sold	$11.53	$7.90	$8.77	$8.19

See footnotes following these tables.

Regulated Transmission and Storage, Natural Gas Marketing and Pipeline, Storage and Other Operations Sales and Statistical Data

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007

CUSTOMERS, end of period
Industrial	702	700	702	700
Municipal	56	64	56	64
Other	503	424	503	424

Total	1,261	1,188	1,261	1,188

INVENTORY STORAGE BALANCE — Bcf
Natural gas marketing	18.8	25.1	18.8	25.1
Pipeline, storage and other	1.2	1.9	1.2	1.9

Total	20.0	27.0	20.0	27.0

REGULATED TRANSMISSION AND STORAGE VOLUMES — MMcf(2)	181,112	157,825	593,452	528,144
NATURAL GAS MARKETING SALES VOLUMES — MMcf(2)	103,403	104,783	348,789	306,931
OPERATING REVENUES (000’s)(2)
Regulated transmission and storage	$46,286	$36,707	$142,772	$122,647
Natural gas marketing	1,189,722	854,167	3,159,092	2,360,902
Pipeline, storage and other	3,880	2,073	20,629	27,483

Total operating revenues	$1,239,888	$892,947	$3,322,493	$2,511,032

Notes to preceding tables:

(1)	A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to compare relative temperatures between one geographic area and another. Generally, normal degree days are based on 30-year average National Weather Service data for selected locations. For service areas that have weather normalized operations, normal degree days are used instead of actual degree days in computing the total number of heating degree days.

(2)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

RECENT ACCOUNTING DEVELOPMENTS

Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the year ended September 30, 2007. During the nine months ended June 30, 2008, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In addition, there were no changes during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the nine months ended June 30, 2008, except as noted in Note 8 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and environmental-related matters that were disclosed in Note 13 to our Annual Report on Form 10-K for the year ended September 30, 2007. We continue to believe that the final outcome of such litigation and environmental-related matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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
(Duly authorized signatory)

Date: August 6, 2008

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