Form 10-Q
period 2008-12-31
ATMOS ENERGY CORP
filed 2009-02-04
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

Number of shares outstanding of each of the issuer’s classes of common stock, as of January 27, 2009.

Class	Shares Outstanding

No Par Value	91,634,602

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated other comprehensive income
APS	Atmos Pipeline and Storage, LLC
Bcf	Billion cubic feet
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Ltd.
GRIP	Gas Reliability Infrastructure Program
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Property, plant and equipment	$5,803,491	$5,730,156
Less accumulated depreciation and amortization	1,608,743	1,593,297

Net property, plant and equipment	4,194,748	4,136,859
Current assets
Cash and cash equivalents	69,799	46,717
Accounts receivable, net	833,125	477,151
Gas stored underground	582,743	576,617
Other current assets	197,441	184,619

Total current assets	1,683,108	1,285,104
Goodwill and intangible assets	738,929	739,086
Deferred charges and other assets	202,114	225,650

	$6,818,899	$6,386,699

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding: December 31, 2008 — 91,599,495 shares; September 30, 2008 — 90,814,683 shares	$458	$454
Additional paid-in capital	1,757,834	1,744,384
Retained earnings	381,633	343,601
Accumulated other comprehensive loss	(61,849)	(35,947)

Shareholders’ equity	2,078,076	2,052,492
Long-term debt	1,719,920	2,119,792

Total capitalization	3,797,996	4,172,284
Current liabilities
Accounts payable and accrued liabilities	815,095	395,388
Other current liabilities	441,481	460,372
Short-term debt	360,833	350,542
Current maturities of long-term debt	400,507	785

Total current liabilities	2,017,916	1,207,087
Deferred income taxes	431,324	441,302
Regulatory cost of removal obligation	305,784	298,645
Deferred credits and other liabilities	265,879	267,381

	$6,818,899	$6,386,699

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31
	2008	2007
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Natural gas distribution segment	$1,055,968	$928,177
Regulated transmission and storage segment	54,682	45,046
Natural gas marketing segment	787,495	840,717
Pipeline, storage and other segment	16,448	6,727
Intersegment eliminations	(198,261)	(163,157)

	1,716,332	1,657,510
Purchased gas cost
Natural gas distribution segment	757,584	654,977
Regulated transmission and storage segment	—	—
Natural gas marketing segment	757,472	794,754
Pipeline, storage and other segment	3,903	729
Intersegment eliminations	(197,839)	(162,588)

	1,321,120	1,287,872

Gross profit	395,212	369,638
Operating expenses
Operation and maintenance	134,755	121,189
Depreciation and amortization	53,126	48,513
Taxes, other than income	44,137	41,427

Total operating expenses	232,018	211,129

Operating income	163,194	158,509
Miscellaneous expense	(301)	(93)
Interest charges	38,991	36,817

Income before income taxes	123,902	121,599
Income tax expense	47,939	47,796

Net income	$75,963	$73,803

Basic net income per share	$0.84	$0.83

Diluted net income per share	$0.83	$0.82

Cash dividends per share	$0.330	$0.325

Weighted average shares outstanding:
Basic	90,471	89,006

Diluted	91,066	89,608

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31
	2008	2007
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$75,963	$73,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Charged to depreciation and amortization	53,126	48,513
Charged to other accounts	8	23
Deferred income taxes	27,175	11,978
Other	7,683	4,406
Net assets / liabilities from risk management activities	(22,793)	16,883
Net change in operating assets and liabilities	9,553	(94,169)

Net cash provided by operating activities	150,715	61,437
Cash Flows From Investing Activities
Capital expenditures	(107,367)	(94,155)
Other, net	(1,210)	(1,874)

Net cash used in investing activities	(108,577)	(96,029)
Cash Flows From Financing Activities
Net increase in short-term debt	5,312	50,690
Repayment of long-term debt	(278)	(1,741)
Cash dividends paid	(30,165)	(29,178)
Issuance of common stock	6,075	5,970

Net cash provided by (used in) financing activities	(19,056)	25,741

Net increase (decrease) in cash and cash equivalents	23,082	(8,851)
Cash and cash equivalents at beginning of period	46,717	60,725

Cash and cash equivalents at end of period	$69,799	$51,874

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2008

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

Our nonregulated businesses operate primarily in the Midwest and Southeast and include our natural gas marketing operations and pipeline, storage and other operations. These businesses are operated through various wholly-owned subsidiaries of Atmos Energy Holdings, Inc. (AEH), which is wholly owned by the Company and based in Houston, Texas.

Our natural gas marketing operations are conducted through Atmos Energy Marketing, LLC (AEM), which is wholly owned by AEH. AEM provides a variety of natural gas management services to municipalities, natural gas utility systems and industrial natural gas customers, primarily in the Southeast and Midwest and to our Colorado-Kansas, Kentucky/Mid-States and Louisiana divisions. These services consist primarily of furnishing natural gas supplies at fixed and market-based prices, contract negotiation and administration, load forecasting, gas storage acquisition and management services, transportation services, peaking sales and balancing services, capacity utilization strategies and gas price hedging through the use of financial instruments.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our pipeline, storage and other segment primarily consists of the operations of Atmos Pipeline and Storage, LLC (APS) and Atmos Power Systems, Inc., which are wholly owned by AEH. APS owns or has an interest in underground storage fields in Kentucky and Louisiana. We use these storage facilities to reduce the need to contract for additional pipeline capacity to meet customer demand during peak periods. Additionally, APS manages our natural gas gathering operations. These operations did not significantly impact our financial results for the period ended December 31, 2008. Through Atmos Power Systems, Inc., we have constructed electric peaking power-generating plants and associated facilities and lease these plants through lease agreements that are accounted for as sales under generally accepted accounting principles in the United States.

2.	Unaudited Interim Financial Information

In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Because of seasonal and other factors, the results of operations for the three-month period ended December 31, 2008 are not indicative of our results of operations for the full 2009 fiscal year, which ends September 30, 2009.

Significant accounting policies

Our accounting policies are described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, and there were no changes to those policies. However, during the three months ended December 31, 2008, we recognized a non-recurring $8.1 million increase in gross profit associated with a one-time update to our estimate for gas delivered to customers but not yet billed, resulting from base rate changes in several jurisdictions.

Effective October 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, the measurement date requirements of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R ), SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 and SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. Except for the adoption of these accounting pronouncements, which are further discussed below, there were no significant changes to our accounting policies during the three months ended December 31, 2008.

SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure on fair value measurements required under other accounting pronouncements but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of this standard did not materially impact our financial position, results of operations or cash flows. The new disclosures required by this standard are presented in Note 4.

Effective October 1, 2008, the Company adopted the measurement date requirements of SFAS 158 using the remeasurement approach. Under this approach, the Company remeasured its projected benefit obligation, fair value of plan assets and its fiscal 2009 net periodic cost. In accordance with the transition rules of SFAS 158, the impact of changing the measurement date from June 30, 2008 to September 30, 2008 decreased retained earnings by $7.8 million, net of tax, decreased the unrecognized actuarial loss by $9.0 million and increased our postretirement liabilities by $3.5 million.

SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of the standard is to improve financial reporting by allowing entities to mitigate volatility in reported

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis. The fair value option is irrevocable, unless a new election date occurs. The adoption of this standard did not impact our financial position, results of operations or cash flows.

SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This statement requires specific disclosures regarding how and why an entity uses derivative instruments; the accounting for derivative instruments and related hedged items; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Since SFAS 161 only requires additional disclosures concerning derivatives and hedging activities, this standard did not have an impact on our financial position, results of operations or cash flows. The new disclosures required by this standard are presented in Note 3.

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

Significant regulatory assets and liabilities as of December 31, 2008 and September 30, 2008 included the following:

	December 31,	September 30,
	2008	2008
	(In thousands)

Regulatory assets:
Pension and postretirement benefit costs	$90,394	$100,563
Merger and integration costs, net	7,480	7,586
Deferred gas costs	122,524	55,103
Environmental costs	888	980
Rate case costs	11,243	12,885
Deferred franchise fees	627	651
Deferred income taxes, net	343	343
Other	7,294	8,120

	$240,793	$186,231

Regulatory liabilities:
Deferred gas costs	$68,226	$76,979
Regulatory cost of removal obligation	323,517	317,273
Other	5,569	5,639

	$397,312	$399,891

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income

The following table presents the components of comprehensive income (loss), net of related tax, for the three-month periods ended December 31, 2008 and 2007:

	Three Months Ended
	December 31
	2008	2007
	(In thousands)

Net income	$75,963	$73,803
Unrealized holding gains (losses) on investments, net of tax expense (benefit) of $(3,330) and $714	(5,433)	1,165
Other than temporary impairment of investments, net of tax expense of $790	1,288	—
Amortization of interest rate hedging transactions, net of tax expense of $482 and $482	787	787
Net unrealized gains (losses) on commodity hedging transactions, net of tax expense (benefit) of $(13,817) and $4,937	(22,544)	8,053

Comprehensive income	$50,061	$83,808

Accumulated other comprehensive loss, net of tax, as of December 31, 2008 and September 30, 2008 consisted of the following unrealized gains (losses):

	December 31,	September 30,
	2008	2008
	(In thousands)

Accumulated other comprehensive loss:
Unrealized holding gains (losses) on investments	$(3,235)	$910
Treasury lock agreements	(10,317)	(11,104)
Cash flow hedges	(48,297)	(25,753)

	$(61,849)	$(35,947)

3.	Financial Instruments

We currently use financial instruments to mitigate commodity price risk. Additionally, we periodically utilize financial instruments to manage interest rate risk. The objectives and strategies for using financial instruments have been tailored to our regulated and nonregulated businesses. The accounting for these financial instruments is fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Currently, we utilize financial instruments in our natural gas distribution, natural gas marketing and pipeline, storage and other segments. However, our pipeline, storage and other segment uses financial instruments acquired from AEM on the same terms that AEM received from an independent counterparty. We currently do not manage commodity price risk with financial instruments in our regulated transmission and storage segment. On a consolidated basis, these financial instruments are reported in the natural gas marketing segment.

Our financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when our financial instruments are in net liability positions.

Regulated Commodity Risk Management Activities

In our natural gas distribution segment, our customers are exposed to the effect of volatile natural gas prices. We manage this exposure through a combination of physical storage, fixed-price forward contracts and

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial instruments, primarily over-the-counter swap and option contracts, in an effort to minimize the impact of natural gas price volatility on our customers during the winter heating season.

Our natural gas distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. If the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2008-2009 heating season, in the jurisdictions where we are permitted to utilize financial instruments, we anticipate hedging approximately 29 percent, or 25,450 MMcf of the anticipated winter flowing gas requirements. We have not designated these financial instruments as hedges pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

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

We use financial instruments, designated as cash flow hedges of anticipated purchases and sales at index prices, to mitigate the commodity price risk in our natural gas marketing segment associated with deliveries

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under fixed-priced forward contracts to deliver gas to customers. These financial instruments have maturity dates ranging from one to 54 months. The effective portion of the unrealized gains and losses arising from the use of cash flow hedges is recorded as a component of accumulated other comprehensive income (AOCI) on the balance sheet. Amounts associated with cash flow hedges recognized in the income statement include (1) the amount of unrealized gain or loss that has been reclassified from AOCI when the hedged volumes are sold and (2) the amount of ineffectiveness associated with these hedges in the period the ineffectiveness arises.

We use financial instruments, designated as fair value hedges, to hedge the exposure to changes in the fair value of our natural gas inventory used in our asset optimization activities in our natural gas marketing and pipeline, storage and other segments. Therefore, gains and losses arising from these financial instruments should offset the changes in the fair value of the hedged item to the extent the hedging relationship is effective. Ineffectiveness is recognized in the income statement in the period the ineffectiveness arises.

Also, in our natural gas marketing segment, we use storage swaps and futures to capture additional storage arbitrage opportunities that arise subsequent to the execution of the original fair value hedge associated with our physical natural gas inventory, basis swaps to insulate and protect the economic value of our fixed price and storage books and various over-the-counter and exchange-traded options. These financial instruments have not been designated as hedges pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

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

Under our risk management policies, we seek to match our financial instrument positions to our physical storage positions as well as our expected current and future sales and purchase obligations to maintain no open positions at the end of each trading day. The determination of our net open position as of any day, however, requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. We can also be affected by intraday fluctuations of gas prices, since the price of natural gas purchased or sold for future delivery earlier in the day may not be hedged until later in the day. At times, limited net open positions related to our existing and anticipated commitments may occur. At the close of business on December 31, 2008, AEH had a net open position (including existing storage) of 0.1 Bcf.

Interest Rate Risk Management Activities

Currently, we are not managing interest rate risk with financial instruments. However, in prior years, we periodically managed interest rate risk by entering into Treasury lock agreements to fix the Treasury yield component of the interest cost associated with anticipated financings. These Treasury locks were settled at various times at a net loss. These realized gains and losses were recorded as a component of accumulated other comprehensive income (loss) and are being recognized as a component of interest expense over the life of the associated notes from the date of settlement. The remaining amortization periods for these Treasury locks extend through fiscal 2035. However, the majority of the remaining amounts of these Treasury locks will be recognized as a component of interest expense through fiscal 2017.

Quantitative Disclosures Related to Financial Instruments

The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and income statements.

As of December 31, 2008, our financial instruments were comprised of both long and short commodity positions, whereby a long position is a contract to purchase the commodity, while a short position is a contract

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to sell the commodity. As of December 31, 2008, we had net long/(short) commodity contracts outstanding in the following quantities:

		Natural	Natural	Pipeline,
	Hedge	Gas	Gas	Storage
Contract Type	Designation	Distribution	Marketing	and Other
		Quantity (MMcf)

Commodity contracts	Fair Value	—	(13,655)	(1,883)
	Cash Flow	—	44,641	(3,390)
	Not designated	14,314	51,467	1,428

		14,314	82,453	(3,845)

Financial Instruments on the Balance Sheet

The following tables present the fair value and balance sheet classification of our financial instruments by operating segment as of December 31, 2008 and September 30, 2008. As required by SFAS 161, the fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts below do not include $75.8 million and $56.6 million of cash held on deposit in margin accounts as of December 31, 2008 and September 30, 2008 to collateralize certain financial instruments. Therefore, these gross balances are not indicative of either our actual credit exposure or net economic exposure. Additionally, the amounts below will not agree with the amounts presented on our condensed consolidated balance sheet, nor will they agree to the fair value information presented for our financial instruments in Note 4.

		Natural	Natural
		Gas	Gas
	Balance Sheet Location	Distribution	Marketing(1)	Total
		(In thousands)

December 31, 2008:
Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	$—	$115,937	$115,937
Noncurrent commodity contracts	Deferred charges and other assets	—	10,678	10,678
Liability Financial Instruments
Current commodity contracts	Other current liabilities	—	(145,464)	(145,464)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	(1,246)	(1,246)

Total		—	(20,095)	(20,095)
Not Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	—	252,168	252,168
Noncurrent commodity contracts	Deferred charges and other assets	19	44,524	44,543
Liability Financial Instruments
Current commodity contracts	Other current liabilities	(47,448)	(264,359)	(311,807)
Noncurrent commodity contracts	Deferred credits and other liabilities	(3,885)	(40,836)	(44,721)

Total		(51,314)	(8,503)	(59,817)

Total Financial Instruments		$(51,314)	$(28,598)	$(79,912)

(1)	Our pipeline, storage and other segment uses financial instruments acquired from AEM on the same terms that AEM received from an independent counterparty. On a consolidated basis, these financial instruments are reported in the natural gas marketing segment; however, the underlying hedged item is reported in the pipeline, storage and other segment.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Natural	Natural
		Gas	Gas
	Balance Sheet Location	Distribution	Marketing(1)	Total
		(In thousands)

September 30, 2008:
Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	$—	$110,696	$110,696
Noncurrent commodity contracts	Deferred charges and other assets	—	4,984	4,984
Liability Financial Instruments
Current commodity contracts	Other current liabilities	—	(98,900)	(98,900)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	(206)	(206)

Total		—	16,574	16,574
Not Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	—	115,200	115,200
Noncurrent commodity contracts	Deferred charges and other assets	—	7,071	7,071
Liability Financial Instruments
Current commodity contracts	Other current liabilities	(58,566)	(115,337)	(173,903)
Noncurrent commodity contracts	Deferred credits and other liabilities	(5,111)	(6,966)	(12,077)

Total		(63,677)	(32)	(63,709)

Total Financial Instruments		$(63,677)	$16,542	$(47,135)

(1)	Our pipeline, storage and other segment uses financial instruments acquired from AEM on the same terms that AEM received from an independent counterparty. On a consolidated basis, these financial instruments are reported in the natural gas marketing segment; however, the underlying hedged item is reported in the pipeline, storage and other segment.

Impact of Financial Instruments on the Income Statement

The following tables present the impact that financial instruments had on our condensed consolidated income statement, by operating segment, as applicable, for the three months ended December 31, 2008 and 2007.

Unrealized margins recorded in our natural gas marketing and pipeline, storage and other segments are comprised of various components, including, but not limited to, unrealized gains and losses arising from hedge ineffectiveness. Our hedge ineffectiveness primarily results from differences in the location and timing of the derivative instrument and the hedged item and could materially affect our results of operations for the reported period. For the three months ended December 31, 2008 and 2007 we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $20.4 million and $38.8 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below. Although these unrealized gains and losses are currently recorded in our income statement, they are not necessarily indicative of the economic gross profit we anticipate realizing when the underlying physical and financial transactions are settled.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hedges

The impact of commodity contracts designated as fair value hedges and the related hedged item on our condensed consolidated income statement for the three months ended December 31, 2008 and 2007 is presented below.

	Three Months Ended December 31, 2008
	Natural	Pipeline,
	Gas	Storage and
	Marketing	Other	Consolidated
	(In thousands)

Commodity contracts	$25,683	$3,939	$29,622
Fair value adjustment for natural gas inventory designated as the hedged item	(11,860)	(1,553)	(13,413)

Total impact on revenue	$13,823	$2,386	$16,209

The impact on revenue is comprised of the following:
Basis ineffectiveness	$1,952	$—	$1,952
Timing ineffectiveness	11,871	2,386	14,257

	$13,823	$2,386	$16,209

	Three Months Ended December 31, 2007
	Natural	Pipeline,
	Gas	Storage and
	Marketing	Other	Consolidated
	(In thousands)

Commodity contracts	$17,227	$2,123	$19,350
Fair value adjustment for natural gas inventory designated as the hedged item	17,601	1,057	18,658

Total impact on revenue	$34,828	$3,180	$38,008

The impact on revenue is comprised of the following:
Basis ineffectiveness	$1,956	$—	$1,956
Timing ineffectiveness	32,872	3,180	36,052

	$34,828	$3,180	$38,008

Basis ineffectiveness arises from natural gas market price differences between the locations of the hedged inventory and the delivery location specified in the hedge instruments. Timing ineffectiveness arises due to changes in the difference between the spot price and the futures price, as well as the difference between the timing of the settlement of the futures and the valuation of the underlying physical commodity. As the commodity contract nears the settlement date, spot to forward price differences should converge, which should reduce or eliminate the impact of this ineffectiveness on revenue.

Cash Flow Hedges

The impact of cash flow hedges on our condensed consolidated income statement for the three months ended December 31, 2008 and 2007 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transaction. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended December 31, 2008
	Natural	Natural	Pipeline,
	Gas	Gas	Storage
	Distribution	Marketing	and Other	Consolidated
	(In thousands)

Gain (loss) reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(28,244)	$7,968	$(20,276)
Gain arising from ineffective portion of commodity contracts	—	4,192	—	4,192

Total impact on revenue	—	(24,052)	7,968	(16,084)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(1,269)	—	—	(1,269)

Total Impact from Cash Flow Hedges	$(1,269)	$(24,052)	$7,968	$(17,353)

	Three Months Ended December 31, 2007
	Natural	Natural	Pipeline,
	Gas	Gas	Storage
	Distribution	Marketing	and Other	Consolidated
	(In thousands)

Gain (loss) reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(9,254)	$425	$(8,829)
Gain arising from ineffective portion of commodity contracts	—	759	—	759

Total impact on revenue	—	(8,495)	425	(8,070)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(1,269)	—	—	(1,269)

Total Impact from Cash Flow Hedges	$(1,269)	$(8,495)	$425	$(9,339)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three months ended December 31, 2008 and 2007. The amounts included in the table below exclude gains and losses arising from ineffectiveness because these amounts are immediately recognized in the income statement as incurred.

	Three Months Ended
	December 31
	2008	2007
	(In thousands)

Increase (decrease) in fair value:
Treasury lock agreements	$—	$—
Forward commodity contracts	(35,115)	2,579
Recognition of losses in earnings due to settlements:
Treasury lock agreements	787	787
Forward commodity contracts	12,571	5,474

Total other comprehensive income (loss) from hedging, net of tax(1)	$(21,757)	$8,840

(1)	Utilizing an income tax rate of approximately 38 percent comprised of the effective rates in each taxing jurisdiction.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of December 31, 2008:

	Treasury
	Lock	Commodity
	Agreements	Contracts	Total
	(In thousands)

Next twelve months	$(2,908)	$(45,271)	$(48,179)
Thereafter	(7,409)	(3,026)	(10,435)

Total(1)	$(10,317)	$(48,297)	$(58,614)

(1)	Utilizing an income tax rate of approximately 38 percent comprised of the effective rates in each taxing jurisdiction.

Financial Instruments Not Designated as Hedges

The impact of financial instruments that have not been designated as hedges on our condensed consolidated income statement for the three months ended December 31, 2008 and 2007 is presented below. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

As discussed above, financial instruments used in our natural gas distribution segment are not designated as hedges. However, there is no earnings impact to our natural gas distribution segment as a result of the use of these financial instruments because the gains and losses arising from the use of these financial instruments are recognized in the consolidated statement of income as a component of purchased gas cost when the related costs are recovered through our rates and recognized in revenue. Accordingly, the impact of these financial instruments is excluded from this presentation.

	Three Months
	Ended
	December 31
	2008	2007
	(In thousands)

Natural gas marketing commodity contracts	$(3,832)	$326
Pipeline, storage and other commodity contracts	(83)	(644)

Total impact on revenue	$(3,915)	$(318)

4.	Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements; rather it provides guidance on how to perform fair value measurements as required or permitted under previous accounting pronouncements.

We prospectively adopted the provisions of SFAS 157 on October 1, 2008 for most of the financial assets and liabilities recorded on our balance sheet at fair value. Adoption of this statement for these assets and liabilities did not have a material impact on our financial position, results of operations or cash flows.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which provided a one-year deferral of SFAS 157 for nonrecurring fair value measurements associated with our

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nonfinancial assets and liabilities. Under this partial deferral, SFAS 157 will not be effective until October 1, 2009 for fair value measurements in the following areas:

•	Asset retirement obligations

•	Most nonfinancial assets and liabilities that may be acquired in a business combination

•	Impairment analyses performed for nonfinancial assets

We believe the adoption of SFAS 157 to these nonfinancial areas will not have a material impact on our financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarified the application of SFAS 157 in inactive markets. This FSP did not impact our financial position, results of operations or cash flows.

SFAS 157 also applies to the valuation of our pension and post-retirement plan assets, and the adoption of this standard did not affect these valuations. SFAS 157 specifically excluded pension and post-retirement assets from its prescribed disclosure provisions. Accordingly, these plan assets are not included in the tabular disclosures below. However, in December 2008, the FASB issued FSP FAS 132(R)-1 — Employers’ Disclosures about Postretirement Benefit Plan Assets, which will, among other things, require disclosure about fair value measurements similar to those required by SFAS 157. This FSP will impact our annual disclosure requirements beginning in fiscal 2010.

Determining Fair Value

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We primarily use quoted market prices and other observable market pricing information in valuing our financial assets and liabilities and minimize the use of unobservable pricing inputs in our measurements.

Prices actively quoted on national exchanges are used to determine the fair value of most of our assets and liabilities recorded on our balance sheet at fair value. Within our nonregulated operations, we utilize a mid-market pricing convention (the mid-point between the bid and ask prices) as a practical expedient for determining fair value measurement, as permitted under SFAS 157. Values derived from these sources reflect the market in which transactions involving these financial instruments are executed. We utilize models and other valuation methods to determine fair value when external sources are not available. Values are adjusted to reflect the potential impact of an orderly liquidation of our positions over a reasonable period of time under then-current market conditions. We believe the market prices and models used to value these assets and liabilities represent the best information available with respect to closing exchange and over-the-counter quotations, time value and volatility factors underlying the assets and liabilities.

Fair-value estimates also consider our own creditworthiness and the creditworthiness of the counterparties involved. Our counterparties consist primarily of financial institutions and major energy companies. This concentration of counterparties may materially impact our exposure to credit risk resulting from market, economic or regulatory conditions. Recent adverse developments in the global financial and credit markets have made it more difficult and more expensive for companies to access the short-term capital markets, which may negatively impact the creditworthiness of our counterparties. A continued tightening of the credit markets could cause more of our counterparties to fail to perform. We seek to minimize counterparty credit risk through an evaluation of their financial condition and credit ratings and the use of collateral requirements under certain circumstances.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority given to unobservable inputs (Level 3). The levels of the hierarchy are described below:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is defined as a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurements consist primarily of exchange-traded financial instruments, gas stored underground that has been designated as the hedged item in a fair value hedge and our available-for-sale securities.

Level 2 — Pricing inputs other than quoted prices included in Level 1 that are either directly or indirectly observable for the asset or liability as of the reporting date. These inputs are derived principally from or corroborated by observable market data. Our Level 2 measurements primarily consist of non-exchange-traded financial instruments such as over-the-counter options and swaps where market data for pricing is observable.

Level 3 — Generally unobservable pricing inputs which are developed based on the best information available, including our own internal data, in situations where there is little if any market activity for the asset or liability at the measurement date. The pricing inputs utilized reflect what a market participant would use to determine fair value. Currently, we have no assets or liabilities recorded at fair value that would qualify for Level 3 reporting.

Quantitative Disclosures

The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. The following table summarizes, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008. As required under SFAS 157, assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable	Netting of
	Markets	Inputs	Inputs	Cash	December 31,
	(Level 1)	(Level 2)	(Level 3)	Collateral(1)	2008
	(In thousands)

Assets:
Financial instruments
Natural gas distribution segment	$—	$19	$—	$—	$19
Natural gas marketing segment	—	39,031	—	14,258	53,289

Total financial instruments	—	39,050	—	14,258	53,308
Hedged portion of gas stored underground Natural gas marketing segment	71,478	—	—	—	71,478
Pipeline, storage and other segment(2)	6,812	—	—	—	6,812

Total gas stored underground	78,290	—	—	—	78,290
Available-for-sale securities	27,983	—	—	—	27,983

Total assets	$106,273	$39,050	$—	$14,258	$159,581

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$51,333	$—	$—	$51,333
Natural gas marketing segment	61,567	6,062	—	(61,567)	6,062

Total liabilities	$61,567	$57,395	$—	$(61,567)	$57,395

(1)	As of December 31, 2008, we had $75.8 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $61.6 million was used to offset financial instruments in a liability position. The remaining $14.2 million has been reflected as a financial instrument asset.

(2)	Our pipeline, storage and other segment uses financial instruments acquired from AEM on the same terms that AEM received from an independent counterparty. On a consolidated basis, these financial instruments are reported in the natural gas marketing segment; however, the underlying hedged item is reported in the pipeline, storage and other segment.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our long-term debt, including current maturities, is recorded on our balance sheet at carrying value. However, SFAS 107, Disclosures about Fair Value of Financial Instruments, requires disclosure concerning the fair value of our debt. The fair value of our debt is determined using a discounted cash flow analysis based upon borrowing rates currently available to us, the remaining average maturities and our credit rating. The following table presents the carrying value and fair value of our debt as of December 31, 2008:

December 31, 2008
(In thousands)

Carrying Amount	$2,123,334
Fair Value	$1,773,869

The fair value as of December 31, 2008 was calculated utilizing discount rates ranging from 6.8 percent to 9.4 percent, remaining average maturities ranging from one to 26 years, and a credit adjustment of 6.4 percent.

5.	Debt

Long-term debt

Long-term debt at December 31, 2008 and September 30, 2008 consisted of the following:

	December 31,	September 30,
	2008	2008
	(In thousands)

Unsecured 4.00% Senior Notes, due October 2009	$400,000	$400,000
Unsecured 7.375% Senior Notes, due 2011	350,000	350,000
Unsecured 10% Notes, due 2011	2,303	2,303
Unsecured 5.125% Senior Notes, due 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	500,000
Unsecured 6.35% Senior Notes, due 2017	250,000	250,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Medium term notes
Series A, 1995-2, 6.27%, due 2010	10,000	10,000
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Other term notes due in installments through 2013	1,031	1,309

Total long-term debt	2,123,334	2,123,612
Less:
Original issue discount on unsecured senior notes and debentures	(2,907)	(3,035)
Current maturities	(400,507)	(785)

	$1,719,920	$2,119,792

As noted above, our unsecured 4.00% senior notes will mature in October 2009; accordingly, they have been classified within the current maturities of long-term debt. We are currently evaluating alternatives to refinance this debt, and we believe this refinancing effort will be successful.

Short-term debt

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply our customers’ needs

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could significantly affect our borrowing requirements. Our short-term borrowings reach their highest levels in the winter months.

We finance our short-term borrowing requirements through a combination of a $600 million commercial paper program and four committed revolving credit facilities with third-party lenders that provide $1.2 billion of working capital funding. At December 31, 2008, there was $360.8 million of short-term debt outstanding, comprised of $202.9 million under our bank credit facilities and $157.9 million outstanding under our commercial paper program. At September 30, 2008, there was $350.5 million of short-term debt outstanding, comprised of $330.5 million outstanding under our bank credit facilities and $20.0 million outstanding under our commercial paper program. We also use intercompany credit facilities to supplement the funding provided by these third-party committed credit facilities. These facilities are described in greater detail below.

Regulated Operations

We fund our regulated operations as needed primarily through a $600 million commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $800 million of working capital funding. The first facility is a five-year unsecured facility, expiring December 2011, that bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from 0.30 percent to 0.75 percent, based on the Company’s credit ratings. This credit facility serves as a backup liquidity facility for our commercial paper program. At the time this credit facility was established, borrowings under this facility were limited to $600 million. However, in September 2008, the limit on borrowings was effectively reduced to $566.7 million after one lender with a 5.55% share of the commitments ceased funding under the facility. At December 31, 2008, the total amount used under this facility was $360.8 million and $205.9 million was available.

The second facility is a $212.5 million unsecured 364-day facility expiring October 2009, that bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from 1.25 percent to 2.50 percent, based on the Company’s credit ratings. At December 31, 2008, there were no borrowings outstanding under this facility.

The third facility is an $18 million unsecured facility expiring in March 2009 that bears interest at a daily negotiated rate, generally based on the Federal Funds rate plus a variable margin. At December 31, 2008, there were no borrowings outstanding under this facility.

The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At December 31, 2008, our total-debt-to-total-capitalization ratio, as defined, was 57 percent. In addition, both the interest margin over the Eurodollar rate and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.

In addition to these third-party facilities, our regulated operations had a $200 million intercompany revolving credit facility with AEH. Through December 31, 2008, this facility bore interest at the one-month LIBOR rate plus 0.20 percent. There was $40.9 million outstanding under this facility at December 31, 2008. In January 2009, this facility was replaced with a new $200 million 364 day-facility that bears interest at the lower of (i) the one-month LIBOR rate plus 0.45 percent or (ii) the marginal borrowing rate available to the Company on the date of borrowing. The marginal borrowing rate is defined as the lower of (i) a rate based upon the lower of the Prime Rate or the Eurodollar rate under the five year revolving credit facility or (ii) the lowest rate outstanding under the commercial paper program. Applicable state regulatory commissions have approved the new facility through December 31, 2009.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonregulated Operations

On December 30, 2008, AEM and the participating banks amended and restated AEM’s former uncommitted credit facility, primarily to convert the $580 million uncommitted demand credit facility to a 364-day $375 million committed revolving credit facility and extend it to December 29, 2009.

The amended facility also provides the ability for AEM to increase the borrowing base up to a maximum of $450 million, subject to the approval of the participating banks; adds a swing line loan feature; adjusts the interest rate on borrowings as discussed below and increases the fees paid to reflect the facility’s conversion to a committed facility and current credit market conditions.

AEM will use this facility primarily to issue letters of credit and, on a less frequent basis, to borrow funds for gas purchases and other working capital needs. At AEM’s option, borrowings made under the credit facility are based on a base rate or an offshore rate, in each case plus an applicable margin. The base rate is a floating rate equal to the higher of: (a) 0.50 percent per annum above the latest federal funds rate; (b) the per annum rate of interest established by BNP Paribas from time to time as its “prime rate” or “base rate” for U.S. dollar loans; (c) an offshore rate (based on LIBOR with a one-month interest period) as in effect from time to time; and (d) the “cost of funds” rate based on an average of interest rates reported by one or more of the lenders to the administrative agent. The offshore rate is a floating rate equal to the higher of (a) an offshore rate based upon LIBOR for the applicable interest period; and (b) a “cost of funds” rate referred to above. In the case of both base rate and offshore rate loans, the applicable margin ranges from 2.250 percent to 2.625 percent per annum, depending on the excess tangible net worth of AEM, as defined in the credit facility. This facility is collateralized by substantially all of the assets of AEM and is guaranteed by AEH.

At December 31, 2008, there were no borrowings outstanding under this credit facility. However, at December 31, 2008, AEM letters of credit totaling $100.0 million had been issued under the facility, which reduced the amount available by a corresponding amount. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility was $177.8 million at December 31, 2008.

AEM is required by the financial covenants in this facility to maintain a ratio of total liabilities to tangible net worth that does not exceed a maximum of 5 to 1. At December 31, 2008, AEM’s ratio of total liabilities to tangible net worth, as defined, was 1.48 to 1. Additionally, AEM must maintain minimum levels of net working capital and net worth ranging from $75 million to $112.5 million. As defined in the financial covenants, at December 31, 2008, AEM’s net working capital was $215.2 million and its tangible net worth was $240.2 million.

To supplement borrowings under this facility, through December 31, 2008, AEM had a $200 million intercompany demand credit facility with AEH, which bore interest at the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent. Amounts outstanding under this facility are subordinated to AEM’s committed credit facility. There were no borrowings outstanding under this facility at December 31, 2008. This facility was replaced with another $200 million 364-day facility in January 2009 with no material changes to its terms except for the rate of interest, which is the greater of (i) the one-month LIBOR rate plus 2.00 percent or (ii) the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent.

Finally, through December 31, 2008, AEH had a $200 million intercompany demand credit facility with AEC, which bore interest at the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent. There were no borrowings outstanding under this facility at December 31, 2008. This facility was replaced with another $200 million 364-day facility in January 2009 with no material changes to its terms except for the rate of interest, which is the greater of (i) the one-month LIBOR rate plus 2.00 percent or (ii) the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent. Applicable state regulatory commissions have approved the new facility through December 31, 2009.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shelf Registration

On December 4, 2006, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $900 million in new common stock and/or debt securities. As of December 31, 2008, we had approximately $450 million of availability remaining under the registration statement. Due to certain restrictions placed by one state regulatory commission on our ability to issue securities under the registration statement, we are permitted to issue a total of approximately $200 million of equity securities and $250 million of senior debt securities. In addition, due to restrictions imposed by another state regulatory commission, if the credit ratings on our senior unsecured debt were to fall below investment grade from either Standard & Poor’s Corporation (BBB-), Moody’s Investors Services, Inc. (Baa3) or Fitch Ratings, Ltd. (BBB-), our ability to issue any type of debt securities under the registration statement would be suspended until we received an investment grade rating from all of the three credit rating agencies.

Debt Covenants

In addition to the financial covenants described above, our debt instruments contain various covenants that are usual and customary for debt instruments of these types.

Additionally, our public debt indentures relating to our senior notes and debentures, as well as our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity.

Further, AEM’s credit agreement contains a cross-default provision whereby AEM would be in default if it defaults on other indebtedness, as defined, by at least $250 thousand in the aggregate.

Finally, AEM’s credit agreement contains a provision that would limit the amount of credit available if Atmos Energy were downgraded below an S&P rating of BBB and a Moody’s rating of Baa2. We have no other triggering events in our debt instruments that are tied to changes in specified credit ratings or stock price, nor have we entered into any transactions that would require us to issue equity, based on our credit rating or other triggering events.

We were in compliance with all of our debt covenants as of December 31, 2008. If we were unable to comply with our debt covenants, we may be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share

Basic and diluted earnings per share for the three months ended December 31, 2008 and 2007 are calculated as follows:

	Three Months Ended
	December 31
	2008	2007
	(In thousands, except per share amounts)

Net income	$75,963	$73,803

Denominator for basic income per share — weighted average common shares	90,471	89,006
Effect of dilutive securities:
Restricted and other shares	559	496
Stock options	36	106

Denominator for diluted income per share — weighted average common shares	91,066	89,608

Income per share — basic	$0.84	$0.83

Income per share — diluted	$0.83	$0.82

There were approximately 231,000 out-of-the-money options excluded from the computation of diluted earnings per share for the three months ended December 31, 2008. There were no out-of-the-money options excluded from the computation of diluted earnings per share for the three months ended December 31, 2007 as their exercise price was less than the average market price of the common stock during that period.

7.	Interim Pension and Other Postretirement Benefit Plan Information

The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three months ended December 31, 2008 and 2007 are presented in the following table. All of these costs are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our gas distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended December 31
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(In thousands)

Components of net periodic pension cost:
Service cost	$3,703	$3,878	$2,946	$3,341
Interest cost	7,554	6,736	3,520	2,912
Expected return on assets	(6,238)	(6,310)	(573)	(715)
Amortization of transition asset	—	—	378	378
Amortization of prior service cost	(183)	(171)	—	—
Amortization of actuarial loss	955	1,926	—	—

Net periodic pension cost	$5,791	$6,059	$6,271	$5,916

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used to develop our net periodic pension cost for the three months ended December 31, 2008 and 2007 are as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Discount rate	7.57%	6.30%	7.57%	6.30%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.25%	8.25%	5.00%	5.00%

The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. In accordance with the Pension Protection Act (PPA), we determined the funded status of our plans as of January 1, 2009. Based upon this valuation, we expect we will be required to contribute less than $25 million to our pension plans by September 15, 2009.

We contributed $2.6 million to our other post-retirement benefit plans during the three months ended December 31, 2008. We expect to contribute a total of approximately $10 million to these plans during fiscal 2009.

8.	Commitments and Contingencies

Litigation and Environmental Matters

With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 12 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, there were no material changes in the status of such litigation and environmental-related matters or claims during the three months ended December 31, 2008. We continue to believe that the final outcome of such litigation and environmental-related matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Purchase Commitments

AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At December 31, 2008, AEM was committed to purchase 77.6 Bcf within one year, 30.2 Bcf within one to three years and 1.2 Bcf after three years under indexed contracts. AEM is committed to purchase 1.6 Bcf within one year under fixed price contracts with prices ranging from $4.14 to $13.20 per Mcf. Purchases under these contracts totaled $527.5 million and $572.0 million for the three months ended December 31, 2008 and 2007.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. The estimated commitments under these contracts as of December 31, 2008 are as follows (in thousands):

2009	$243,310
2010	90,146
2011	8,240
2012	8,006
2013	8,102
Thereafter	2,727

$360,531

Regulatory Matters

During the three months ended December 31, 2008, we concluded annual rate filing mechanisms we had filed in our Mid-Tex and West Texas service areas. As of December 31, 2008, rate cases were in progress in our City of Dallas and Tennessee service areas. These regulatory proceedings are discussed in further detail in Management’s Discussion and Analysis — Recent Ratemaking Developments.

9.	Concentration of Credit Risk

Information regarding our concentration of credit risk is disclosed in Note 14 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. During the three months ended December 31, 2008, there were no material changes in our concentration of credit risk.

10.	Segment Information

Atmos Energy and our subsidiaries are engaged primarily in the regulated natural gas distribution, transmission and storage business as well as other nonregulated businesses. We distribute natural gas through sales and transportation arrangements to approximately 3.2 million residential, commercial, public authority and industrial customers through our six regulated natural gas distribution divisions, which cover service areas located in 12 states. In addition, we transport natural gas for others through our distribution system.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. Although our natural gas distribution segment operations are geographically dispersed, they are reported as a single segment as each natural gas distribution division has similar economic characteristics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We evaluate performance based on net income or loss of the respective operating units.

Income statements for the three-month periods ended December 31, 2008 and 2007 by segment are presented in the following tables:

	Three Months Ended December 31, 2008
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$1,055,772	$30,222	$616,844	$13,494	$—	$1,716,332
Intersegment revenues	196	24,460	170,651	2,954	(198,261)	—

	1,055,968	54,682	787,495	16,448	(198,261)	1,716,332
Purchased gas cost	757,584	—	757,472	3,903	(197,839)	1,321,120

Gross profit	298,384	54,682	30,023	12,545	(422)	395,212
Operating expenses
Operation and maintenance	97,994	27,569	8,516	1,184	(508)	134,755
Depreciation and amortization	47,139	4,955	401	631	—	53,126
Taxes, other than income	40,746	2,788	593	10	—	44,137

Total operating expenses	185,879	35,312	9,510	1,825	(508)	232,018

Operating income	112,505	19,370	20,513	10,720	86	163,194
Miscellaneous income (expense)	3,121	815	301	2,161	(6,699)	(301)
Interest charges	32,887	8,079	3,902	736	(6,613)	38,991

Income before income taxes	82,739	12,106	16,912	12,145	—	123,902
Income tax expense	32,606	4,445	6,337	4,551	—	47,939

Net income	$50,133	$7,661	$10,575	$7,594	$—	$75,963

Capital expenditures	$89,003	$5,060	$29	$13,275	$—	$107,367

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended December 31, 2007
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$928,029	$22,437	$702,722	$4,322	$—	$1,657,510
Intersegment revenues	148	22,609	137,995	2,405	(163,157)	—

	928,177	45,046	840,717	6,727	(163,157)	1,657,510
Purchased gas cost	654,977	—	794,754	729	(162,588)	1,287,872

Gross profit	273,200	45,046	45,963	5,998	(569)	369,638
Operating expenses
Operation and maintenance	97,247	15,432	7,877	1,288	(655)	121,189
Depreciation and amortization	42,832	4,916	387	378	—	48,513
Taxes, other than income	35,618	2,444	3,000	365	—	41,427

Total operating expenses	175,697	22,792	11,264	2,031	(655)	211,129

Operating income	97,503	22,254	34,699	3,967	86	158,509
Miscellaneous income (expense)	476	174	796	2,028	(3,567)	(93)
Interest charges	31,214	7,071	1,314	699	(3,481)	36,817

Income before income taxes	66,765	15,357	34,181	5,296	—	121,599
Income tax expense	26,601	5,510	13,581	2,104	—	47,796

Net income	$40,164	$9,847	$20,600	$3,192	$—	$73,803

Capital expenditures	$84,313	$8,382	$31	$1,429	$—	$94,155

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at December 31, 2008 and September 30, 2008 by segment is presented in the following tables:

	December 31, 2008
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

ASSETS
Property, plant and equipment, net	$3,533,249	$584,882	$7,387	$69,230	$—	$4,194,748
Investment in subsidiaries	466,443	—	(2,096)	—	(464,347)	—
Current assets
Cash and cash equivalents	36,931	—	32,052	816	—	69,799
Assets from risk management activities	—	—	41,016	24,608	(25,549)	40,075
Other current assets	1,151,129	27,029	413,676	62,728	(81,328)	1,573,234
Intercompany receivables	534,996	—	—	142,753	(677,749)	—

Total current assets	1,723,056	27,029	486,744	230,905	(784,626)	1,683,108
Intangible assets	—	—	1,931	—	—	1,931
Goodwill	569,920	132,367	24,282	10,429	—	736,998
Noncurrent assets from risk management activities	19	—	13,214	44	(44)	13,233
Deferred charges and other assets	166,669	6,718	853	14,641	—	188,881

	$6,459,356	$750,996	$532,315	$325,249	$(1,249,017)	$6,818,899

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,078,076	$137,805	$102,735	$225,903	$(466,443)	$2,078,076
Long-term debt	1,719,396	—	—	524	—	1,719,920

Total capitalization	3,797,472	137,805	102,735	226,427	(466,443)	3,797,996
Current liabilities
Current maturities of long-term debt	400,000	—	—	507	—	400,507
Short-term debt	401,683	—	—	—	(40,850)	360,833
Liabilities from risk management activities	47,448	—	30,596	937	(25,549)	53,432
Other current liabilities	863,569	8,330	291,154	78,442	(38,351)	1,203,144
Intercompany payables	—	535,064	142,685	—	(677,749)	—

Total current liabilities	1,712,700	543,394	464,435	79,886	(782,499)	2,017,916
Deferred income taxes	385,547	65,874	(35,664)	15,598	(31)	431,324
Noncurrent liabilities from risk management activities	3,885	—	122	—	(44)	3,963
Regulatory cost of removal obligation	305,784	—	—	—	—	305,784
Deferred credits and other liabilities	253,968	3,923	687	3,338	—	261,916

	$6,459,356	$750,996	$532,315	$325,249	$(1,249,017)	$6,818,899

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2008
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

ASSETS
Property, plant and equipment, net	$3,483,556	$585,160	$7,520	$60,623	$—	$4,136,859
Investment in subsidiaries	463,158	—	(2,096)	—	(461,062)	—
Current assets
Cash and cash equivalents	30,878	—	9,120	6,719	—	46,717
Assets from risk management activities	—	—	69,008	20,239	(20,956)	68,291
Other current assets	774,933	18,396	411,648	56,791	(91,672)	1,170,096
Intercompany receivables	578,833	—	—	135,795	(714,628)	—

Total current assets	1,384,644	18,396	489,776	219,544	(827,256)	1,285,104
Intangible assets	—	—	2,088	—	—	2,088
Goodwill	569,920	132,367	24,282	10,429	—	736,998
Noncurrent assets from risk management activities	—	—	5,473	—	—	5,473
Deferred charges and other assets	195,985	11,212	1,182	11,798	—	220,177

	$6,097,263	$747,135	$528,225	$302,394	$(1,288,318)	$6,386,699

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,052,492	$130,144	$114,559	$218,455	$(463,158)	$2,052,492
Long-term debt	2,119,267	—	—	525	—	2,119,792

Total capitalization	4,171,759	130,144	114,559	218,980	(463,158)	4,172,284
Current liabilities
Current maturities of long-term debt	—	—	—	785	—	785
Short-term debt	385,592	—	6,500	—	(41,550)	350,542
Liabilities from risk management activities	58,566	—	20,688	616	(20,956)	58,914
Other current liabilities	538,777	7,053	236,217	62,796	(47,997)	796,846
Intercompany payables	—	543,384	171,244	—	(714,628)	—

Total current liabilities	982,935	550,437	434,649	64,197	(825,131)	1,207,087
Deferred income taxes	384,860	62,720	(21,936)	15,687	(29)	441,302
Noncurrent liabilities from risk management activities	5,111	—	258	—	—	5,369
Regulatory cost of removal obligation	298,645	—	—	—	—	298,645
Deferred credits and other liabilities	253,953	3,834	695	3,530	—	262,012

	$6,097,263	$747,135	$528,225	$302,394	$(1,288,318)	$6,386,699

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Atmos Energy Corporation

We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation as of December 31, 2008, and the related condensed consolidated statements of income and cash flows for the three-month periods ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Atmos Energy Corporation as of September 30, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated November 18, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Ernst & Young LLP

Dallas, Texas
February 3, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2008.

Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties, which are discussed in more detail in our Annual Report on Form 10-K for the year ended September 30, 2008, include the following: our ability to continue to access the credit markets to satisfy our liquidity requirements; the impact of recent economic conditions on our customers; increased costs of providing pension and postretirement health care benefits and increased funding requirements; market risks beyond our control affecting our risk management activities including market liquidity, commodity price volatility, increasing interest rates and counterparty creditworthiness; regulatory trends and decisions, including the impact of rate proceedings before various state regulatory commissions; increased federal regulatory oversight and potential penalties; the impact of environmental regulations on our business; the concentration of our distribution, pipeline and storage operations in Texas; adverse weather conditions; the effects of inflation and changes in the availability and price of natural gas; the capital-intensive nature of our gas distribution business; increased competition from energy suppliers and alternative forms of energy; the inherent hazards and risks involved in operating our gas distribution business, natural disasters, terrorist activities or other events; and other risks and uncertainties discussed herein, all of which are difficult to predict and many of which are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

Atmos Energy and our subsidiaries are engaged primarily in the regulated natural gas distribution and transportation and storage businesses as well as other nonregulated natural gas businesses. We distribute natural gas through sales and transportation arrangements to approximately 3.2 million residential, commercial, public authority and industrial customers throughout our six regulated natural gas distribution divisions, which cover service areas located in 12 states. In addition, we transport natural gas for others through our distribution system.

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

Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and include the following:

•	Regulation

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Derivatives and Hedging Activities

•	Impairment Assessments

•	Pension and Other Postretirement Plans

Our critical accounting policies are reviewed quarterly by the Audit Committee. There were no significant changes to these critical accounting policies during the three months ended December 31, 2008.

RESULTS OF OPERATIONS

The following table presents our consolidated financial highlights for the three months ended December 31, 2008 and 2007:

	Three Months Ended
	December 31
	2008	2007
	(In thousands, except per share data)

Operating revenues	$1,716,332	$1,657,510
Gross profit	395,212	369,638
Operating expenses	232,018	211,129
Operating income	163,194	158,509
Miscellaneous expense	(301)	(93)
Interest charges	38,991	36,817
Income before income taxes	123,902	121,599
Income tax expense	47,939	47,796
Net income	$75,963	$73,803
Diluted net income per share	$0.83	$0.82

Our consolidated net income during the three months ended December 31, 2008 and 2007 was earned in each of our business segments as follows:

	Three Months Ended
	December 31
	2008	2007	Change
	(In thousands)

Natural gas distribution segment	$50,133	$40,164	$9,969
Regulated transmission and storage segment	7,661	9,847	(2,186)
Natural gas marketing segment	10,575	20,600	(10,025)
Pipeline, storage and other segment	7,594	3,192	4,402

Net income	$75,963	$73,803	$2,160

The following tables segregate our consolidated net income and diluted earnings per share between our regulated and nonregulated operations:

	Three Months Ended
	December 31
	2008	2007	Change
	(In thousands, except per share data)

Regulated operations	$57,794	$50,011	$7,783
Nonregulated operations	18,169	23,792	(5,623)

Consolidated net income	$75,963	$73,803	$2,160

Diluted EPS from regulated operations	$0.63	$0.56	$0.07
Diluted EPS from nonregulated operations	0.20	0.26	(0.06)

Consolidated diluted EPS	$0.83	$0.82	$0.01

The following summarizes the results of our operations and other significant events for the three months ended December 31, 2008:

•	Regulated operations generated 76 percent of our net income during the three months ended December 31, 2008 compared to 68 percent during the three months ended December 31, 2007. The $7.8 million increase in our regulated operations net income primarily reflects favorable ratemaking activity coupled with higher transportation and priority reservation fees, which were partially offset by an 11 percent increase in operating expenses.

•	Nonregulated operations contributed 24 percent of net income during the three months ended December 31, 2008 compared to 32 percent during the three months ended December 31, 2007. The $5.6 million decrease in our nonregulated operations net income primarily reflects a decrease in unrealized margins partially offset by favorable asset optimization margins.

•	For the three months ended December 31, 2008, we generated $150.7 million in operating cash flow compared with $61.4 million for the three months ended December 31, 2007, primarily reflecting the timing of accounts receivable collections and purchases of gas stored underground.

•	During the first quarter of fiscal 2009, we entered into two new 364-day committed credit facilities that will provide $587.5 million to help fund our natural gas purchases and working capital needs.

Three Months Ended December 31, 2008 compared with Three Months Ended December 31, 2007

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

Beginning January 1, 2009, changes in our franchise fee agreements will become effective that should significantly reduce the impact of this timing difference on a prospective basis.

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

Review of Financial and Operating Results

Financial and operational highlights for our natural gas distribution segment for the three months ended December 31, 2008 and 2007 are presented below.

	Three Months Ended
	December 31
	2008	2007	Change
	(In thousands, unless otherwise noted)

Gross profit	$298,384	$273,200	$25,184
Operating expenses	185,879	175,697	10,182

Operating income	112,505	97,503	15,002
Miscellaneous income	3,121	476	2,645
Interest charges	32,887	31,214	1,673

Income before income taxes	82,739	66,765	15,974
Income tax expense	32,606	26,601	6,005

Net income	$50,133	$40,164	$9,969

Consolidated natural gas distribution sales volumes — MMcf	91,446	84,767	6,679
Consolidated natural gas distribution transportation volumes — MMcf	34,336	33,749	587

Total consolidated natural gas distribution throughput — MMcf	125,782	118,516	7,266

Consolidated natural gas distribution average transportation revenue per Mcf	$0.45	$0.44	$0.01
Consolidated natural gas distribution average cost of gas per Mcf sold	$8.28	$7.73	$0.55

The following table shows our operating income by natural gas distribution division for the three months ended December 31, 2008 and 2007. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended
	December 31
	2008	2007	Change
	(In thousands)

Mid-Tex	$52,678	$50,225	$2,453
Kentucky/Mid-States	19,025	14,168	4,857
Louisiana	14,584	11,932	2,652
West Texas	8,013	4,976	3,037
Mississippi	8,435	7,829	606
Colorado-Kansas	8,601	6,688	1,913
Other	1,169	1,685	(516)

Total	$112,505	$97,503	$15,002

The $25.2 million increase in natural gas distribution gross profit primarily reflects a $15.3 million increase in rates. The net increase in rates primarily was attributable to the Mid-Tex Division, which increased $11.3 million as a result of the implementation of its 2008 Rate Review Mechanism (RRM) filing with all incorporated cities in the division other than the City of Dallas (the Settled Cities). The current year period also reflects $4.0 million in rate adjustments primarily in Georgia, Kansas, Louisiana and West Texas. In addition, the increase in gross profit reflects a six percent increase in distribution throughput. Finally, gross profit increased $8.1 million compared with the prior-year quarter due to a non-recurring update to our estimate for gas delivered to customers but not yet billed to reflect changes in base rates in several of our jurisdictions.

Partially offsetting these increases was a decrease of approximately $0.3 million in revenue-related taxes primarily due to lower revenues, on which the tax is calculated, in the current-year quarter compared to the prior-year quarter. This decrease, combined with an $8.1 million quarter-over-quarter increase in the associated franchise and state gross receipts tax expense recorded as a component of taxes other than income, resulted in an $8.4 million decrease in operating income when compared with the prior-year quarter.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, increased $10.2 million.

Operation and maintenance expense, excluding the provision for doubtful accounts, increased $2.2 million, primarily due to a $2.1 million noncash charge to impair certain available-for-sale investments due to the recent deterioration of the financial markets.

Depreciation and amortization expense increased $4.3 million for the first quarter of fiscal 2009 compared with first quarter of fiscal 2008. The increase primarily was attributable to additional assets placed in service during the current-year period.

Interest charges allocated to the natural gas distribution segment increased $1.7 million due to higher average short-term debt balances, interest rates and commitment fees experienced during the current-year quarter compared to the prior-year quarter. These increases are associated with the recent adverse conditions in the credit markets.

Recent Ratemaking Developments

Significant ratemaking developments that occurred during the three months ended December 31, 2008 are discussed below. The amounts described below represent the gross revenues that were requested or received in each rate filing, which may not necessarily reflect the increase in operating income obtained, as certain operating costs may have increased as a result of a commission’s final ruling.

Annual Rate Filing Mechanisms

In April 2008, the Mid-Tex Division filed its first RRM with the Settled Cities. The filing requested an increase in rates of $33.3 million on a system-wide basis, of which $26.7 million applied to the Settled Cities. We reached an agreement with representatives of the Settled Cities to increase rates $20.0 million on a system-wide basis, which were implemented beginning in November 2008. The impact to the Mid-Tex Division for the Settled Cities is approximately $16.0 million.

In the West Texas Division, the Company reached an agreement with representatives of the West Texas Cities with respect to its RRM filing to increase rates a total of $3.9 million. The $3.9 million will be collected through the true-up portion of the RRM tariff rates over a 9 1/2 month period beginning in November 2008.

In May 2008, the City of Lubbock approved its Conservation and Customer Value Plan (CCVP), which contained an annual rate review mechanism that would adjust rates to reflect changes in the West Texas Division’s cost of service and rate base. The West Texas Division filed its annual review filing under the CCVP in June 2008. The Company and city officials were unable to reach a mutually agreeable settlement, and in December 2008, the City Council passed an ordinance withdrawing the CCVP tariff. The Company is currently evaluating it options.

In December 2008, we filed our TransLa annual rate stabilization clause with the Louisiana Public Service Commission requesting an increase of $0.9 million. The filing was for the test year ended September 30, 2008. We anticipate final resolution of this proceeding by March 2009.

In September 2008, we filed our Mississippi stable rate filing with the Mississippi Public Service Commission (MPSC) requesting an increase of $3.5 million. In January 2009, we withdrew this request after we were unable to reach a mutually agreeable settlement with the MPSC.

GRIP Filings

In May 2008, the Mid-Tex Division made a GRIP filing seeking a $10.3 million increase on a system-wide basis. However, this filing is only applicable to the City of Dallas and the Mid-Tex environs and seeks a $1.8 million increase for customers in those service areas only. Rates were approved for this filing in December 2008 and will be implemented in February 2009.

Rate Case Filings

In October 2008, our Kentucky/Mid-States Division filed a rate case with the Tennessee Regulatory Authority seeking a rate increase of $6.3 million. The filing includes a rate base of approximately $191.0 million, a 50/50 capital structure and requests an authorized return on equity of 11.7 percent. We are currently working through discovery on the case. In January 2009, the Consumer Advocate and Protection Division recommended a decrease in rates of $3.7 million. Any adjustment to rates is expected to be implemented no later than April 2009.

In November 2008, the Mid-Tex Division filed a statement of intent to increase rates for customers within the City of Dallas by $9.1 million. The City of Dallas suspended the filing on December 10, 2008 and is expected to take final action on the filing by the end of February 2009.

Other Ratemaking Activity

In May 2007, our Mid-Tex Division filed for a 36-month gas contract review filing. This filing is mandated by prior Railroad Commission of Texas (RRC) orders and relates to the prudency of gas purchases made from November 2003 through October 2006, which total approximately $2.7 billion. The intervening parties recommended disallowances ranging from $58 million to $89 million. A hearing was held at the RRC in September 2008. In December 2008, a proposal for decision was issued by the Hearing Examiner recommending no gas cost disallowance. The RRC is expected to render it decision in February 2009.

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

Review of Financial and Operating Results

Financial and operational highlights for our regulated transmission and storage segment for the three months ended December 31, 2008 and 2007 are presented below.

	Three Months Ended
	December 31
	2008	2007	Change
	(In thousands, unless otherwise noted)

Mid-Tex transportation	$24,352	$22,388	$1,964
Third-party transportation	25,366	18,232	7,134
Storage and park and lend services	2,357	2,039	318
Other	2,607	2,387	220

Gross profit	54,682	45,046	9,636
Operating expenses	35,312	22,792	12,520

Operating income	19,370	22,254	(2,884)
Miscellaneous income	815	174	641
Interest charges	8,079	7,071	1,008

Income before income taxes	12,106	15,357	(3,251)
Income tax expense	4,445	5,510	(1,065)

Net income	$7,661	$9,847	$(2,186)

Gross pipeline transportation volumes — MMcf	192,172	188,864	3,308

Consolidated pipeline transportation volumes — MMcf	135,858	136,200	(342)

The $9.6 million increase in gross profit primarily was attributable to a $3.7 million increase resulting from higher transportation fees on through-system deliveries due to market conditions and a $3.3 million increase from higher priority reservation fees. The improvement in gross profit also reflects a $1.4 million increase due to our 2006 and 2007 GRIP filings. Throughput was flat as increased city-gate, electrical generation and HUB deliveries offset decreased Barnett Shale receipts and industrial deliveries.

Operating expenses increased $12.5 million primarily due to increased employee and pipeline maintenance costs.

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

AEM continually manages its net physical position to attempt to increase in the future the potential economic gross profit that was created when the original transaction was executed. Therefore, AEM may subsequently change its originally scheduled storage injection and withdrawal plans from one time period to another based on market conditions and recognize any associated gains or losses at that time. If AEM elects to accelerate the withdrawal of physical gas, it will execute new financial instruments to hedge the original financial instruments. If AEM elects to defer the withdrawal of gas, it will reset its financial instruments by settling the original financial instruments and executing new financial instruments to correspond to the revised withdrawal schedule.

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

Review of Financial and Operating Results

Financial and operational highlights for our natural gas marketing segment for the three months ended December 31, 2008 and 2007 are presented below. Gross profit margin consists primarily of margins earned from the delivery of gas and related services requested by our customers and margins earned from asset optimization activities, which are derived from the utilization of our proprietary and managed third-party storage and transportation assets to capture favorable arbitrage spreads through natural gas trading activities.

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

	Three Months Ended
	December 31
	2008	2007	Change
	(In thousands, unless otherwise noted)

Realized margins
Delivered gas	$18,553	$18,173	$380
Asset optimization	36,939	(525)	37,464

	55,492	17,648	37,844
Unrealized margins	(25,469)	28,315	(53,784)

Gross profit	30,023	45,963	(15,940)
Operating expenses	9,510	11,264	(1,754)

Operating income	20,513	34,699	(14,186)
Miscellaneous income	301	796	(495)
Interest charges	3,902	1,314	2,588

Income before income taxes	16,912	34,181	(17,269)
Income tax expense	6,337	13,581	(7,244)

Net income	$10,575	$20,600	$(10,025)

Gross natural gas marketing sales volumes — MMcf	110,658	108,709	1,949

Consolidated natural gas marketing sales volumes — MMcf	93,308	96,206	(2,898)

Net physical position (Bcf)	16.3	17.7	(1.4)

The $15.9 million decrease in our natural gas marketing segment’s gross profit primarily was driven by a $53.8 million decrease in unrealized margins. This decrease primarily reflects the recognition of previously unrecognized margins in realized margins, as a result of cycling more gas from storage and settlement of the corresponding financial instruments. This decrease was partially offset by a smaller widening during the current quarter compared with the prior-year quarter of the spreads between current cash prices and forward natural gas prices as cash prices have declined more rapidly than prices for the forward delivery months.

The decrease in unrealized margins was partially offset by a $37.5 million increase in asset optimization margins. In the prior year, as a result of a less volatile natural gas market, AEM elected to defer storage withdrawals and reset the corresponding financial instruments to increase the potential gross profit it could realize in future periods from its asset optimization activities. During the quarter, AEM realized substantially all of the gains it had captured as a result of deferring storage in prior periods as the storage was withdrawn and the corresponding financial instruments were settled.

In addition, the decrease in gross profit generated from unrealized margins was also partially offset by a $0.4 million increase in realized delivered gas margins. The increase was largely attributable to higher gross sales volumes combined with slightly higher per-unit margins, compared with the prior-year quarter.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income taxes, decreased $1.8 million primarily due to the absence in the current year of $2.4 million related to tax matters incurred in the prior-year quarter partially offset by an increase in employee and other administrative costs.

Economic Gross Profit

AEM monitors the impact of its asset optimization efforts by estimating the gross profit, before associated storage fees, that it captured through the purchase and sale of physical natural gas and the execution of the associated financial instruments. This economic gross profit, combined with the effect of the future reversal of unrealized gains or losses currently recognized in the income statement is referred to as the potential gross profit.(1) The following table presents AEM’s economic gross profit and its potential gross profit at December 31, 2008 and September 30, 2008.

			Associated Net
	Net Physical	Economic	Unrealized	Potential Gross
Period Ending	Position	Gross Profit	Gain	Profit(1)
	(Bcf)	(In millions)	(In millions)	(In millions)

December 31, 2008	16.3	$20.7	$4.8	$15.9
September 30, 2008	8.0	$48.5	$36.4	$12.1

(1)	Potential gross profit represents the increase in AEM’s gross profit in future periods if its optimization efforts are executed as planned. This amount does not include storage and other operating expenses and increased income taxes that will be incurred to realize this amount. Therefore, it does not represent an estimated increase in future net income. There is no assurance that the economic gross profit or the potential gross profit will be fully realized in the future. We consider this measure a non-GAAP financial measure as it is calculated using both forward-looking storage injection/withdrawal and hedge settlement estimates and historical financial information. This measure is presented because we believe it provides our investors a more comprehensive view of our asset optimization efforts and thus a better understanding of these activities than would be presented by GAAP measures alone.

As of December 31, 2008, based upon AEM’s planned inventory withdrawal schedule and associated planned settlement of financial instruments, the economic gross profit was $20.7 million. This amount will be reduced by $4.8 million of net unrealized gains recorded in the financial statements as of December 31, 2008 that will reverse when the inventory is withdrawn and the accompanying financial instruments are settled. Therefore, the potential gross profit was $15.9 million at December 31, 2008.

The $3.8 million increase in potential gross profit as compared to September 30, 2008, is comprised of a $31.6 million decrease in unrealized gains and an unfavorable movement in the market prices used to value our natural gas storage inventory, partially offset by a $27.8 million decrease in the economic gross profit, principally due to the withdrawal of physical inventory and the realization of financial instruments settled during the period. During this process, AEM increased its net physical position 8.3 Bcf; however, the captured spreads were lower than in prior periods.

The economic gross profit is based upon planned storage injection and withdrawal schedules and its realization is contingent upon the execution of this plan, weather and other execution factors. Since AEM actively manages and optimizes its portfolio to attempt to enhance the future profitability of its storage position, it may change its scheduled storage injection and withdrawal plans from one time period to another based on market conditions. Therefore, we cannot ensure that the economic gross profit or the potential gross profit calculated as of December 31, 2008 will be fully realized in the future nor can we predict in what time periods such realization may occur. Further, if we experience operational or other issues which limit our ability to optimally manage our stored gas positions, our earnings could be adversely impacted. Assuming AEM fully executes its plan in place on December 31, 2008, without encountering operational or other issues, we anticipate that approximately half of the potential gross profit as of December 31, 2008 will be recognized during the second quarter of fiscal 2009.

Pipeline, Storage and Other Segment

Our pipeline, storage and other segment primarily consists of the operations of Atmos Pipeline and Storage, LLC (APS) and Atmos Power Systems, Inc., which are each wholly owned by Atmos Energy Holdings, Inc.

APS owns or has an interest in underground storage fields in Kentucky and Louisiana. We use these storage facilities to reduce the need to contract for additional pipeline capacity to meet customer demand during peak periods. Additionally, beginning in fiscal 2006, APS initiated activities in the natural gas gathering business. As of December 31, 2008, these activities did not represent a significant portion of this segment’s operations.

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

Review of Financial and Operating Results

Financial and operational highlights for our pipeline, storage and other segment for the three months ended December 31, 2008 and 2007 are presented below.

	Three Months Ended
	December 31
	2008	2007	Change
	(In thousands)

Storage and transportation services	$2,988	$2,981	$7
Asset optimization	4,340	(231)	4,571
Other	2,443	875	1,568
Unrealized margins	2,774	2,373	401

Gross profit	12,545	5,998	6,547
Operating expenses	1,825	2,031	(206)

Operating income	10,720	3,967	6,753
Miscellaneous income	2,161	2,028	133
Interest charges	736	699	37

Income before income taxes	12,145	5,296	6,849
Income tax expense	4,551	2,104	2,447

Net income	$7,594	$3,192	$4,402

Gross profit from our pipeline, storage and other segment increased $6.5 million primarily due to a $4.6 million increase in asset optimization margins as a result of strong transportation margins earned on excess pipeline capacity under certain asset management agreements in the current-year period coupled with a sale of inventory in the quarter.

Operating expenses for the three months ended December 31, 2008 were consistent with the prior-year quarter.

Liquidity and Capital Resources

The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a variety of sources including internally generated funds and borrowings under our commercial paper program and bank credit facilities. Additionally, we have various uncommitted trade credit lines with our gas suppliers that we utilize to purchase natural gas on a monthly basis. Finally, from time to time, we raise funds from the public debt and equity capital markets to fund our liquidity needs.

The primary means we use to fund our working capital needs and growth is to utilize internally generated funds and to access the commercial paper markets. Recent adverse developments in global financial and credit markets have made it more difficult and more expensive for the Company to access the short-term capital markets, including the commercial paper market, to satisfy our liquidity requirements. Consequently, during the quarter, we experienced higher than normal borrowings under our five-year credit facility used to backstop our commercial paper program in lieu of commercial paper borrowings to fund our working capital needs. At December 31, 2008, the total amount used under this facility was $360.8 million and $205.9 million was available. However, subsequent to quarter end, credit market conditions have improved, both as to availability and interest rates, and we have been able to obtain sufficient levels of commercial paper to substantially reduce direct borrowings on this facility.

During the first quarter of fiscal 2009, we strengthened the sources of our liquidity with the execution of two new committed credit facilities. In October 2008, we replaced our former $300 million 364-day committed credit facility with a new facility that will allow borrowings up to $212.5 million and expires in October 2009. In December 2008, we converted AEM’s former $580 million uncommitted credit facility to a $375 million committed credit facility that will expire in December 2009. As a result of executing these new agreements, we have a total of $1.2 billion available to us under four committed credit facilities. As of December 31, 2008, the amount available to us under our credit facilities, net of outstanding letters of credit, was approximately $614 million.

Our $18 million unsecured committed credit facility expires in March 2009. We are working to renew this credit facility and we believe these renewal efforts will be successful. Additionally, our $400 million 4.00% unsecured senior notes will mature in October 2009. We are currently evaluating alternatives to finance this debt, and we believe we will be able to successfully refinance these notes.

We believe the liquidity provided by our committed credit facilities, combined with our operating cash flows, will be sufficient to fund our working capital needs and capital expenditure program for the remainder of fiscal 2009.

Cash Flows

Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, prices for our products and services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.

Cash flows from operating activities

Period-over-period changes in our operating cash flows primarily are attributable to changes in net income and working capital changes, particularly within our natural gas distribution segment resulting from the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.

For the three months ended December 31, 2008, we generated operating cash flow of $150.7 million from operating activities compared with $61.4 million for the three months ended December 31, 2007. Period over period, the $89.3 million increase primarily was attributable to favorable changes in accounts receivable and gas stored underground, which increased operating cash flow by $83.9 million. These changes reflect improved timing of accounts receivable collections and purchases of natural gas to fill our storage facilities.

Cash flows from investing activities

In recent years, a substantial portion of our cash resources has been used to fund growth projects, our ongoing construction program and improvements to information technology systems. Our ongoing construction program enables us to provide natural gas distribution services to our existing customer base, expand our natural gas distribution services into new markets, enhance the integrity of our pipelines and, more recently, expand our intrastate pipeline network. In executing our current rate strategy, we are directing discretionary capital spending to jurisdictions that permit us to earn a timely return on our investment. Currently, our Mid-Tex, Louisiana, Mississippi and West Texas natural gas distribution divisions and our Atmos Pipeline — Texas Division have rate designs that provide the opportunity to include in their rate base approved capital costs on a periodic basis without being required to file a rate case.

Capital expenditures for fiscal 2009 are expected to range from $500 million to $515 million. For the three months ended December 31, 2008, capital expenditures were $107.4 million compared with $94.2 million for the three months ended December 31, 2007. The increase in capital spending primarily reflects spending for nonregulated growth projects and increased levels of regulatory compliance-related spending in the Mid-Tex Division.

Cash flows from financing activities

For the three months ended December 31, 2008, our financing activities reflected a use of cash of $19.1 million. For the three months ended December 31, 2007, financing activities provided $25.7 million. Our significant financing activities for the three months ended December 31, 2008 and 2007 are summarized as follows:

•	During the three months ended December 31, 2008, we increased our borrowings by a net $5.3 million under our short-term credit facilities compared with $50.7 million in the prior-year quarter. The reduction in the net borrowings reflects the timing of the use of our line of credit to finance natural gas purchases and working capital.

•	We repaid $0.3 million of long-term debt during the three months ended December 31, 2008 compared with $1.7 million during the three months ended December 31, 2007. Payments in both periods reflected regularly scheduled payments in accordance with our various debt agreements.

•	During the three months ended December 31, 2008, we paid $30.2 million in cash dividends compared with $29.2 million for the three months ended December 31, 2007. The increase in dividends paid over the prior-year period reflects the increase in our dividend rate from $0.325 per share during the three months ended December 31, 2007 to $0.33 per share during the three months ended December 31, 2008 combined with new share issuances under our various equity plans.

•	During the three months ended December 31, 2008, we issued 0.3 million shares of common stock under our various equity plans, which generated net proceeds of $6.1 million. In addition, we granted 0.5 million shares of common stock under our 1998 Long-Term Incentive Plan.

The following table summarizes our share issuances for the three months ended December 31, 2008 and 2007.

	Three Months Ended
	December 31
	2008	2007

Shares issued:
Direct Stock Purchase Plan	108,582	95,891
Retirement Savings Plan and Trust	155,195	140,071
1998 Long-Term Incentive Plan	520,124	343,673
Outside Directors Stock-for-Fee Plan	911	817

Total shares issued	784,812	580,452

Credit Facilities

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply to meet our customers’ needs could significantly affect our borrowing requirements. However, our short-term borrowings reach their highest levels in the winter months.

We finance our short-term borrowing requirements through a combination of a $600 million commercial paper program and four committed revolving credit facilities with third-party lenders that provide $1.2 billion of working capital funding. As of December 31, 2008, the amount available to us under our credit facilities, net of outstanding letters of credit, was approximately $614 million. These facilities are described in further detail in Note 5 to the unaudited condensed consolidated financial statements.

Shelf Registration

On December 4, 2006, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $900 million in new common stock and/or debt securities. As of December 31, 2008, we had approximately $450 million available for issuance under the registration statement. Due to certain restrictions imposed by one state regulatory commission on our ability to issue securities under the registration statement, we are permitted to issue a total of approximately $200 million of equity securities and $250 million of senior debt securities. In addition, due to restrictions imposed by another state regulatory commission, if the credit ratings on our senior unsecured debt were to fall below investment grade from either Standard & Poor’s Corporation (BBB-), Moody’s Investors Services, Inc. (Baa3) or Fitch Ratings, Ltd. (BBB-), our ability to issue any type of debt securities under the registration statement would be suspended until an investment grade rating from all three credit rating agencies was achieved.

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

Our debt is rated by three rating agencies: Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings, Ltd. (Fitch). In December 2008, S&P upgraded our credit rating from BBB to BBB+ and affirmed a stable outlook. S&P cited improved financial performance and rate case decisions that have increased cash flow as the key drivers for the upgrade. Additionally, in January 2009, Moody’s changed our rating outlook from stable to positive. Fitch still maintains its stable outlook. Our current debt ratings are all considered investment grade and are as follows:

	S&P	Moody’s	Fitch

Unsecured senior long-term debt	BBB+	Baa3	BBB+
Commercial paper	A-2	P-3	F-2

None of our ratings are currently under review. However, a significant degradation in our operating performance, a significant reduction in our liquidity caused by more limited access to the private and public credit markets as a result of the recent adverse global financial and credit conditions or our inability to refinance on a timely basis our $400 million 4.00% unsecured senior notes maturing in October 2009 could trigger a negative change in our ratings outlook or even a reduction in our credit ratings by the three credit rating agencies. This would mean even more limited access to the private and public credit markets and an increase in the costs of such borrowings.

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

Debt Covenants

We were in compliance with all of our debt covenants as of December 31, 2008. Our debt covenants are described in greater detail in Note 5 to the unaudited condensed consolidated financial statements.

Capitalization

The following table presents our capitalization as of December 31, 2008, September 30, 2008 and December 31, 2007:

	December 31, 2008		September 30, 2008		December 31, 2007
	(In thousands, except percentages)

Short-term debt	$360,833	7.9%	$350,542	7.7%	$202,244	4.6%
Long-term debt	2,120,427	46.5%	2,120,577	46.9%	2,128,533	48.8%
Shareholders’ equity	2,078,076	45.6%	2,052,492	45.4%	2,032,483	46.6%

Total capitalization	$4,559,336	100.0%	$4,523,611	100.0%	$4,363,260	100.0%

Total debt as a percentage of total capitalization, including short-term debt, was 54.4 percent at December 31, 2008, 54.6 percent at September 30, 2008 and 53.4 percent at December 31, 2007. Our ratio of total debt to capitalization is typically greater during the winter heating season as we incur short-term debt to fund natural gas purchases and meet our working capital requirements. We intend to maintain our debt to capitalization ratio in a target range of 50 to 55 percent through cash flow generated from operations, continued issuance of new common stock under our Direct Stock Purchase Plan and Retirement Savings Plan and access to the equity capital markets.

Contractual Obligations and Commercial Commitments

Significant commercial commitments are described in Note 8 to the unaudited condensed consolidated financial statements. There were no significant changes in our contractual obligations and commercial commitments during the three months ended December 31, 2008.

In February 2008, Atmos Pipeline and Storage, LLC announced plans to construct and operate a salt-cavern gas storage project in Franklin Parish, Louisiana. The project, located near several large interstate pipelines, includes the development of three 5 billion cubic feet (Bcf) caverns for a total of 15 Bcf of working gas storage, with six-turn injection and withdrawal capacity. We have drilled a test well and are currently evaluating the results. Additionally, we have submitted a pre-filing request with the Federal Energy Regulatory Commission (FERC) to construct and operate the project. We expect approval of this request in the third quarter of fiscal 2009. Finally, we have engaged the services of an investment bank to assist us in determining the optimal ownership and/or development alternatives with respect to this project.

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

The following table shows the components of the change in fair value of our natural gas distribution segment’s financial instruments for the three months ended December 31, 2008 and 2007:

	Three Months Ended
	December 31
	2008	2007
	(In thousands)

Fair value of contracts at beginning of period	$(63,677)	$(21,053)
Contracts realized/settled	(53,766)	(22,338)
Fair value of new contracts	(3,223)	(1,681)
Other changes in value	69,352	23,544

Fair value of contracts at end of period	$(51,314)	$(21,528)

The fair value of our natural gas distribution segment’s financial instruments at December 31, 2008 is presented below by time period and fair value source:

	Fair Value of Contracts at December 31, 2008
	Maturity in Years
				Greater	Total Fair
Source of Fair Value	Less than 1	1-3	4-5	than 5	Value
	(In thousands)

Prices actively quoted	$(47,448)	$(3,866)	$—	$—	$(51,314)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(47,448)	$(3,866)	$—	$—	$(51,314)

The following table shows the components of the change in fair value of our natural gas marketing segment’s financial instruments for the three months ended December 31, 2008 and 2007:

	Three Months Ended
	December 31
	2008	2007
	(In thousands)

Fair value of contracts at beginning of period	$16,542	$26,808
Contracts realized/settled	(20,247)	5,075
Fair value of new contracts	—	—
Other changes in value	(24,893)	19,976

Fair value of contracts at end of period	(28,598)	51,859
Netting of cash collateral	75,825	(30,189)

Cash collateral and fair value of contracts at period end	$47,227	$21,670

The fair value of our natural gas marketing segment’s financial instruments at December 31, 2008 is presented below by time period and fair value source:

	Fair Value of Contracts at December 31, 2008
	Maturity in Years
				Greater	Total Fair
Source of Fair Value	Less than 1	1-3	4-5	than 5	Value
	(In thousands)

Prices actively quoted	$(41,734)	$13,136	$—	$—	$(28,598)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(41,734)	$13,136	$—	$—	$(28,598)

Pension and Postretirement Benefits Obligations

Effective October 1, 2008, the Company adopted the requirement under SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), that the measurement date used to determine our projected benefit and postretirement obligations and net periodic pension and postretirement costs must correspond to a fiscal year end. In accordance with the transition rules, the impact of changing the measurement date from June 30, 2008 to September 30, 2008 decreased retained earnings by $7.8 million, net of tax, decreased the unrecognized actuarial loss by $9.0 million and increased our postretirement liabilities by $3.5 million.

Further, our fiscal 2009 costs were determined using a September 30, 2008 measurement date. As of September 30, 2008, interest and corporate bond rates utilized to determine our discount rates, were significantly higher than the interest and corporate bond rates as of June 30, 2007, the measurement date for our fiscal 2008 net periodic cost. Accordingly, we increased our discount rate used to determine our fiscal 2009 pension and benefit costs to 7.57 percent. We maintained the expected return on our pension plan assets at 8.25 percent, despite the recent decline in the financial markets as we believe this rate reflects the average rate of expected earnings on plan assets that will fund our projected benefit obligation. Although the fair value of our plan assets has declined as the financial markets have declined, the impact of this decline is mitigated by the fact that assets are “smoothed” for purposes of determining net periodic pension cost. Accordingly, asset gains and losses are recognized over time as a component of net periodic pension and benefit costs for our Pension Account Plan, our largest funded plan. Accordingly, our fiscal 2009 pension and postretirement medical costs were materially the same as in fiscal 2008.

For the three months ended December 31, 2008 and 2007, our total net periodic pension and other benefits cost was $12.1 million and $12.0 million. Those costs relating to our natural gas distribution operations are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

In accordance with the Pension Protection Act (PPA), we determined the funded status of our plans as of January 1, 2009. Based upon this valuation, we expect we will be required to contribute less than $25 million to our pension plans by September 15, 2009. The need for this funding reflects the decline in the fair value of the plans’ assets resulting from the unfavorable market conditions experienced during the latter half of calendar year 2008. This contribution will increase the level of our plan assets to achieve a desirable PPA funding threshold. With respect to our postretirement medical plans, we anticipate contributing a total of approximately $10 million to these plans during fiscal 2009.

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

OPERATING STATISTICS AND OTHER INFORMATION

The following tables present certain operating statistics for our natural gas distribution, regulated transmission and storage, natural gas marketing and pipeline, storage and other segments for the three-month periods ended December 31, 2008 and 2007.

Natural Gas Distribution Sales and Statistical Data

	Three Months Ended
	December 31
	2008	2007

METERS IN SERVICE, end of period
Residential	2,929,319	2,925,426
Commercial	273,590	275,438
Industrial	2,232	2,319
Public authority and other	9,236	19,147

Total meters	3,214,377	3,222,330

INVENTORY STORAGE BALANCE — Bcf	58.2	60.0
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	54,208	49,031
Commercial	28,329	26,620
Industrial	5,400	5,954
Public authority and other	3,509	3,162

Total gas sales volumes	91,446	84,767
Transportation volumes	35,285	34,853

Total throughput	126,731	119,620

OPERATING REVENUES (000’s)(1)
Gas sales revenues
Residential	$647,100	$554,289
Commercial	302,694	268,469
Industrial	50,155	51,176
Public authority and other	31,394	30,604

Total gas sales revenues	1,031,343	904,538
Transportation revenues	15,766	15,005
Other gas revenues	8,859	8,634

Total operating revenues	$1,055,968	$928,177

Average transportation revenue per Mcf	$0.45	$0.43
Average cost of gas per Mcf sold	$8.28	$7.73

See footnotes following these tables.

Regulated Transmission and Storage, Natural Gas Marketing and Pipeline, Storage and Other Operations Sales and Statistical Data

	Three Months Ended
	December 31
	2008	2007

CUSTOMERS, end of period
Industrial	703	735
Municipal	59	61
Other	490	469

Total	1,252	1,265

INVENTORY STORAGE BALANCE — Bcf
Natural gas marketing	15.8	22.3
Pipeline, storage and other	2.5	2.6

Total	18.3	24.9

REGULATED TRANSMISSION AND STORAGE VOLUMES — MMcf(1)	192,172	188,864
NATURAL GAS MARKETING SALES VOLUMES — MMcf(1)	110,658	108,709
OPERATING REVENUES (000’s)(1)
Regulated transmission and storage	$54,682	$45,046
Natural gas marketing	787,495	840,717
Pipeline, storage and other	16,448	6,727

Total operating revenues	$858,625	$892,490

Notes to preceding tables:

(1)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

RECENT ACCOUNTING DEVELOPMENTS

Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the year ended September 30, 2008. During the three months ended December 31, 2008, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of the fiscal year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended December 31, 2008, except as noted in Note 8 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and environmental-related matters that were disclosed in Note 12 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We continue to believe that the final outcome of such litigation and environmental-related matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 6.	Exhibits

A list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibits Index, which immediately precedes such exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atmos Energy Corporation
       (Registrant)

By:	/s/ Fred E. Meisenheimer
Fred E. Meisenheimer
Senior Vice President, Chief Financial
Officer and Controller
(Duly authorized signatory)

Date: February 4, 2009

EXHIBITS INDEX
Item 6

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