Form 10-Q
period 2009-03-31
ATMOS ENERGY CORP
filed 2009-05-01
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*  Yes ☐     No ☐

* The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 22, 2009.

Class	Shares Outstanding

No Par Value	92,008,920

GLOSSARY OF KEY TERMS
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATMOS ENERGY CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
ATMOS ENERGY CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME
ATMOS ENERGY CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME
ATMOS ENERGY CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURE
EXHIBITS INDEX Item 6
EX-12
EX-15
EX-31
EX-32

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated other comprehensive income
APS	Atmos Pipeline and Storage, LLC
Bcf	Billion cubic feet
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Ltd.
FSP	FASB Staff Position
GRIP	Gas Reliability Infrastructure Program
LPSC	Louisiana Public Service Commission
Mcf	Thousand cubic feet
MMcf	Million cubic feet
MPSC	Mississippi Public Service Commission
Moody’s	Moody’s Investors Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
PPA	Pension Protection Act of 2006
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Property, plant and equipment	$5,873,028	$5,730,156
Less accumulated depreciation and amortization	1,609,836	1,593,297

Net property, plant and equipment	4,263,192	4,136,859
Current assets
Cash and cash equivalents	482,085	46,717
Accounts receivable, net	531,749	477,151
Gas stored underground	327,288	576,617
Other current assets	137,433	184,619

Total current assets	1,478,555	1,285,104
Goodwill and intangible assets	738,772	739,086
Deferred charges and other assets	205,242	225,650

	$6,685,761	$6,386,699

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding:
March 31, 2009 — 91,947,614 shares;
September 30, 2008 — 90,814,683 shares	$460	$454
Additional paid-in capital	1,768,307	1,744,384
Retained earnings	480,355	343,601
Accumulated other comprehensive loss	(70,628)	(35,947)

Shareholders’ equity	2,178,494	2,052,492
Long-term debt	2,169,141	2,119,792

Total capitalization	4,347,635	4,172,284
Current liabilities
Accounts payable and accrued liabilities	472,078	395,388
Other current liabilities	413,764	460,372
Short-term debt	—	350,542
Current maturities of long-term debt	400,225	785

Total current liabilities	1,286,067	1,207,087
Deferred income taxes	466,868	441,302
Regulatory cost of removal obligation	313,486	298,645
Deferred credits and other liabilities	271,705	267,381

	$6,685,761	$6,386,699

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31
	2009	2008
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Natural gas distribution segment	$1,230,420	$1,521,856
Regulated transmission and storage segment	59,234	51,440
Natural gas marketing segment	708,658	1,128,653
Pipeline, storage and other segment	12,272	10,022
Intersegment eliminations	(189,178)	(227,986)

	1,821,406	2,483,985
Purchased gas cost
Natural gas distribution segment	863,340	1,164,332
Regulated transmission and storage segment	—	—
Natural gas marketing segment	685,114	1,112,321
Pipeline, storage and other segment	1,656	338
Intersegment eliminations	(188,755)	(227,400)

	1,361,355	2,049,591

Gross profit	460,051	434,394
Operating expenses
Operation and maintenance	121,740	120,053
Depreciation and amortization	53,450	48,790
Taxes, other than income	58,314	54,408

Total operating expenses	233,504	223,251

Operating income	226,547	211,143
Miscellaneous income (expense)	(1,565)	1,467
Interest charges	35,533	33,516

Income before income taxes	189,449	179,094
Income tax expense	60,446	67,560

Net income	$129,003	$111,534

Basic net income per share	$1.42	$1.25

Diluted net income per share	$1.41	$1.24

Cash dividends per share	$0.330	$0.325

Weighted average shares outstanding:
Basic	90,895	89,314

Diluted	91,567	89,990

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	March 31
	2009	2008
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Natural gas distribution segment	$2,286,388	$2,450,033
Regulated transmission and storage segment	113,916	96,486
Natural gas marketing segment	1,496,153	1,969,370
Pipeline, storage and other segment	28,720	16,749
Intersegment eliminations	(387,439)	(391,143)

	3,537,738	4,141,495
Purchased gas cost
Natural gas distribution segment	1,620,924	1,819,309
Regulated transmission and storage segment	—	—
Natural gas marketing segment	1,442,586	1,907,075
Pipeline, storage and other segment	5,559	1,067
Intersegment eliminations	(386,594)	(389,988)

	2,682,475	3,337,463

Gross profit	855,263	804,032
Operating expenses
Operation and maintenance	256,495	241,242
Depreciation and amortization	106,576	97,303
Taxes, other than income	102,451	95,835

Total operating expenses	465,522	434,380

Operating income	389,741	369,652
Miscellaneous income (expense)	(1,866)	1,374
Interest charges	74,524	70,333

Income before income taxes	313,351	300,693
Income tax expense	108,385	115,356

Net income	$204,966	$185,337

Basic net income per share	$2.26	$2.08

Diluted net income per share	$2.24	$2.06

Cash dividends per share	$0.66	$0.65

Weighted average shares outstanding:
Basic	90,637	89,133

Diluted	91,311	89,817

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31
	2009	2008
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$204,966	$185,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Charged to depreciation and amortization	106,576	97,303
Charged to other accounts	21	67
Deferred income taxes	97,892	72,277
Other	13,634	6,853
Net assets/liabilities from risk management activities	5,810	(22,667)
Net change in operating assets and liabilities	185,723	140,022

Net cash provided by operating activities	614,622	479,192
Cash Flows From Investing Activities
Capital expenditures	(221,330)	(198,722)
Other, net	(3,925)	(3,132)

Net cash used in investing activities	(225,255)	(201,854)
Cash Flows From Financing Activities
Net decrease in short-term debt	(353,468)	(150,582)
Net proceeds from debt offering	446,188	—
Settlement of Treasury lock agreement	1,938	—
Repayment of long-term debt	(625)	(2,253)
Cash dividends paid	(60,446)	(58,431)
Issuance of common stock	12,414	12,839

Net cash provided by (used in) financing activities	46,001	(198,427)

Net increase in cash and cash equivalents	435,368	78,911
Cash and cash equivalents at beginning of period	46,717	60,725

Cash and cash equivalents at end of period	$482,085	$139,636

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2009

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our pipeline, storage and other segment consists primarily of the operations of Atmos Pipeline and Storage, LLC (APS). APS owns and operates a 21 mile pipeline located in New Orleans, Louisiana. This pipeline is used primarily to aggregate gas supply for our regulated natural gas distribution division in Louisiana and for AEM, but also provides limited third party transportation services.

APS also engages in asset optimization activities whereby it seeks to maximize the economic value associated with the storage and transportation capacity it owns or controls. Certain of these arrangements are asset management plans with regulated affiliates of the Company which have been approved by applicable state regulatory commissions. Generally, these asset management plans require APS to share with our regulated customers a portion of the profits earned from these arrangements.

Further, APS owns or has an interest in underground storage fields in Kentucky and Louisiana that are used to reduce the need of our natural gas distribution divisions to contract for pipeline capacity to meet customer demand during peak periods. Finally, APS manages our natural gas gathering operations, which were limited in nature as of March 31, 2009.

2.	Unaudited Interim Financial Information

In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Because of seasonal and other factors, the results of operations for the six-month period ended March 31, 2009 are not indicative of our results of operations for the full 2009 fiscal year, which ends September 30, 2009.

Significant accounting policies

Our accounting policies are described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, and there were no changes to those policies. However, during the six months ended March 31, 2009, we recognized a non-recurring $8.3 million increase in gross profit associated with a one-time update to our estimate for gas delivered to customers but not yet billed, resulting from base rate changes in several jurisdictions.

During the second quarter of fiscal 2009, we updated the tax rates used to record deferred taxes. The one-time tax benefit resulted in a favorable impact to net income of $11.3 million.

Additionally, during the second quarter of fiscal 2009, we completed our annual goodwill impairment assessment. Based on the assessment performed, we determined that our goodwill was not impaired.

Effective October 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, the measurement date requirements of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 and FASB Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. Except for the adoption of these accounting pronouncements, which are further discussed below, there were no significant changes to our accounting policies during the six months ended March 31, 2009.

SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure on fair value measurements required under other accounting pronouncements but does not change existing

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guidance as to whether or not an instrument is carried at fair value. The adoption of this standard did not materially impact our financial position, results of operations or cash flows. The new disclosures required by this standard are presented in Note 4.

Effective October 1, 2008, the Company adopted the measurement date requirements of SFAS 158 using the remeasurement approach. Under this approach, the Company remeasured its projected benefit obligation, fair value of plan assets and its fiscal 2009 net periodic cost. In accordance with the transition rules of SFAS 158, the impact of changing the measurement date from June 30, 2008 to September 30, 2008 decreased retained earnings by $7.8 million, net of tax, decreased the unrecognized actuarial loss by $9.0 million and increased our postretirement liabilities by $3.5 million during the first quarter of fiscal 2009.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires companies to disclose the fair value of financial instruments for which it is practicable to estimate the value and the methods and significant assumptions used to estimate the fair value. The disclosure is required for interim and annual reports. The disclosure requirements of this FSP are presented in Note 4.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant regulatory assets and liabilities as of March 31, 2009 and September 30, 2008 included the following:

	March 31,	September 30,
	2009	2008
	(In thousands)

Regulatory assets:
Pension and postretirement benefit costs	$89,244	$100,563
Merger and integration costs, net	7,374	7,586
Deferred gas costs	58,660	55,103
Environmental costs	741	980
Rate case costs	9,144	12,885
Deferred franchise fees	597	651
Deferred income taxes, net	343	343
Other	7,846	8,120

	$173,949	$186,231

Regulatory liabilities:
Deferred gas costs	$61,177	$76,979
Regulatory cost of removal obligation	329,120	317,273
Other	5,499	5,639

	$395,796	$399,891

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income

The following table presents the components of comprehensive income (loss), net of related tax, for the three-month and six-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
	(In thousands)

Net income	$129,003	$111,534	$204,966	$185,337
Unrealized holding losses on investments, net of tax benefit of $429 and $1,385 for the three months ended March 31, 2009 and 2008 and of $3,759 and $671 for the six months ended March 31, 2009 and 2008	(862)	(2,262)	(6,295)	(1,097)
Other than temporary impairment of investments, net of tax expense of $790 for the six months ended March 31, 2009	—	—	1,288	—
Amortization and unrealized gain on interest rate hedging transactions, net of tax expense of $1,353 and $482 for the three months ended March 31, 2009 and 2008 and $1,835 and $964 for the six months ended March 31, 2009 and 2008	1,854	787	2,641	1,574
Net unrealized gains (losses) on commodity hedging transactions, net of tax expense (benefit) of $(7,524) and $2,260 for the three months ended March 31, 2009 and 2008 and $(21,341) and $7,197 for the six months ended March 31, 2009 and 2008	(9,771)	3,690	(32,315)	11,743

Comprehensive income	$120,224	$113,749	$170,285	$197,557

Accumulated other comprehensive loss, net of tax, as of March 31, 2009 and September 30, 2008 consisted of the following unrealized gains (losses):

	March 31,	September 30,
	2009	2008
	(In thousands)

Accumulated other comprehensive loss:
Unrealized holding gains (losses) on investments	$(4,097)	$910
Treasury lock agreements	(8,463)	(11,104)
Cash flow hedges	(58,068)	(25,753)

	$(70,628)	$(35,947)

3.	Financial Instruments

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our natural gas distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. If the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2008-2009 heating season, in the jurisdictions where we are permitted to utilize financial instruments, we anticipated hedging approximately 29 percent, or 25.5 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventory will be offset by gains and losses on the financial instruments, resulting in the realization of the economic gross profit margin we anticipated at the time we structured the original transaction.

As a result of these activities, our nonregulated operations are exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks through a combination of physical storage and financial instruments, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. Futures contracts provide the right to buy or sell the commodity at a fixed price in the future. Option contracts provide the right, but not the requirement, to buy or sell the commodity at a fixed price. Swap contracts require receipt of payment for the commodity based on the difference between a fixed price and the market price on the settlement date.

We use financial instruments, designated as cash flow hedges of anticipated purchases and sales at index prices, to mitigate the commodity price risk in our natural gas marketing segment associated with deliveries under fixed-priced forward contracts to deliver gas to customers. These financial instruments have maturity dates ranging from one to 46 months. The effective portion of the unrealized gains and losses arising from the use of cash flow hedges is recorded as a component of accumulated other comprehensive income (AOCI) on the balance sheet. Amounts associated with cash flow hedges recognized in the income statement include (i) the amount of unrealized gain or loss that has been reclassified from AOCI when the hedged volumes are sold and (ii) the amount of ineffectiveness associated with these hedges in the period the ineffectiveness arises.

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

Under our risk management policies, we seek to match our financial instrument positions to our physical storage positions as well as our expected current and future sales and purchase obligations to maintain no open positions at the end of each trading day. The determination of our net open position as of any day, however, requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. We can also be affected by intraday fluctuations of gas prices, since the price of natural gas purchased or sold for future delivery earlier in the day may not be hedged until later in the day. At times, limited net open positions related to our existing and anticipated commitments may occur. At the close of business on March 31, 2009, AEH had net open positions (including existing storage) of less than 0.1 Bcf.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Risk Management Activities

In March 2009, we entered into a Treasury lock agreement to fix the Treasury yield component of the interest cost associated with our $450 million 8.50% senior notes (the Senior Notes Offering), which was completed on March 26, 2009. The Senior Notes Offering is discussed in Note 5. We designated this Treasury lock as a cash flow hedge of an anticipated transaction. This Treasury lock was settled on March 23, 2009 with the receipt of $1.9 million from the counterparty due to an increase in the 10 year Treasury rates between inception of the Treasury lock and settlement. Because the Treasury lock was effective, the net $1.2 million unrealized gain was recorded as a component of accumulated other comprehensive income and will be recognized over the 10 year life of the senior notes.

In prior years, we similarly managed interest rate risk by entering into Treasury lock agreements to fix the Treasury yield component of the interest cost associated with anticipated financings. These Treasury locks were settled at various times at a net loss. These realized gains and losses were recorded as a component of accumulated other comprehensive income (loss) and are being recognized as a component of interest expense over the life of the associated notes from the date of settlement. The remaining amortization periods for these Treasury locks extend through fiscal 2035. However, the majority of the remaining amounts of these Treasury locks will be recognized as a component of interest expense through fiscal 2019.

Quantitative Disclosures Related to Financial Instruments

The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and income statements.

As of March 31, 2009, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of March 31, 2009, we had net long/(short) commodity contracts outstanding in the following quantities:

		Natural	Natural	Pipeline,
	Hedge	Gas	Gas	Storage
Contract Type	Designation	Distribution	Marketing	and Other
		Quantity (MMcf)

Commodity contracts	Fair Value	—	(19,052)	(1,410)
	Cash Flow	—	38,822	(1,905)
	Not designated	7,727	109,450	(688)

		7,727	129,220	(4,003)

Financial Instruments on the Balance Sheet

The following tables present the fair value and balance sheet classification of our financial instruments by operating segment as of March 31, 2009 and September 30, 2008. As required by SFAS 161, the fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts below do not include $79.1 million and $56.6 million of cash held on deposit in margin accounts as of March 31, 2009 and September 30, 2008 to collateralize certain financial instruments. Therefore, these gross balances are not indicative of either our actual credit exposure or net economic exposure. Additionally, the amounts below will

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not be equal to the amounts presented on our condensed consolidated balance sheet, nor will they be equal to the fair value information presented for our financial instruments in Note 4.

		Natural	Natural
		Gas	Gas
	Balance Sheet Location	Distribution	Marketing(1)	Total
		(In thousands)

March 31, 2009:
Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	$—	$73,163	$73,163
Noncurrent commodity contracts	Deferred charges and other assets	—	8,018	8,018
Liability Financial Instruments
Current commodity contracts	Other current liabilities	—	(116,698)	(116,698)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	(1,712)	(1,712)

Total		—	(37,229)	(37,229)
Not Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	676	40,262	40,938
Noncurrent commodity contracts	Deferred charges and other assets	—	5,108	5,108
Liability Financial Instruments
Current commodity contracts	Other current liabilities	(22,535)	(39,098)	(61,633)
Noncurrent commodity contracts	Deferred credits and other liabilities	(4)	(1,689)	(1,693)

Total		(21,863)	4,583	(17,280)

Total Financial Instruments		$(21,863)	$(32,646)	$(54,509)

(1)	Our pipeline, storage and other segment uses financial instruments acquired from AEM on the same terms that AEM received from an independent counterparty. On a consolidated basis, these financial instruments are reported in the natural gas marketing segment; however, the underlying hedged item is reported in the pipeline, storage and other segment.

		Natural	Natural
		Gas	Gas
	Balance Sheet Location	Distribution	Marketing(1)	Total
		(In thousands)

September 30, 2008:
Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	$—	$101,191	$101,191
Noncurrent commodity contracts	Deferred charges and other assets	—	4,984	4,984
Liability Financial Instruments
Current commodity contracts	Other current liabilities	—	(89,397)	(89,397)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	(206)	(206)

Total		—	16,572	16,572
Not Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	—	20,010	20,010
Noncurrent commodity contracts	Deferred charges and other assets	—	1,093	1,093
Liability Financial Instruments
Current commodity contracts	Other current liabilities	(58,566)	(20,145)	(78,711)
Noncurrent commodity contracts	Deferred credits and other liabilities	(5,111)	(988)	(6,099)

Total		(63,677)	(30)	(63,707)

Total Financial Instruments		$(63,677)	$16,542	$(47,135)

(1)	Our pipeline, storage and other segment uses financial instruments acquired from AEM on the same terms that AEM received from an independent counterparty. On a consolidated basis, these financial instruments are reported in the natural gas marketing segment; however, the underlying hedged item is reported in the pipeline, storage and other segment.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of Financial Instruments on the Income Statement

The following tables present the impact that financial instruments had on our condensed consolidated income statement, by operating segment, as applicable, for the three and six months ended March 31, 2009 and 2008.

Unrealized margins recorded in our natural gas marketing and pipeline, storage and other segments are comprised of various components, including, but not limited to, unrealized gains and losses arising from hedge ineffectiveness. Our hedge ineffectiveness primarily results from differences in the location and timing of the derivative instrument and the hedged item and could materially affect our results of operations for the reported period. For the three months ended March 31, 2009 and 2008 we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $4.2 million and $6.5 million. For the six months ended March 31, 2009 and 2008 we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $24.6 million and $45.2 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below. Although these unrealized gains and losses are currently recorded in our income statement, they are not necessarily indicative of the economic gross profit we anticipate realizing when the underlying physical and financial transactions are settled.

Fair Value Hedges

The impact of commodity contracts designated as fair value hedges and the related hedged item on our condensed consolidated income statement for the three and six months ended March 31, 2009 and 2008 is presented below.

	Three Months Ended March 31, 2009
	Natural	Pipeline,
	Gas	Storage and
	Marketing	Other	Consolidated
	(In thousands)

Commodity contracts	$19,870	$2,105	$21,975
Fair value adjustment for natural gas inventory designated as the hedged item	(18,562)	(437)	(18,999)

Total impact on revenue	$1,308	$1,668	$2,976

The impact on revenue is comprised of the following:
Basis ineffectiveness	$2,327	$—	$2,327
Timing ineffectiveness	(1,019)	1,668	649

	$1,308	$1,668	$2,976

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2008
	Natural	Pipeline,
	Gas	Storage and
	Marketing	Other	Consolidated
	(In thousands)

Commodity contracts	$(33,448)	$(735)	$(34,183)
Fair value adjustment for natural gas inventory designated as the hedged item	39,922	1,352	41,274

Total impact on revenue	$6,474	$617	$7,091

The impact on revenue is comprised of the following:
Basis ineffectiveness	$(739)	$—	$(739)
Timing ineffectiveness	7,213	617	7,830

	$6,474	$617	$7,091

	Six Months Ended March 31, 2009
	Natural	Pipeline,
	Gas	Storage and
	Marketing	Other	Consolidated
	(In thousands)

Commodity contracts	$45,553	$6,044	$51,597
Fair value adjustment for natural gas inventory designated as the hedged item	(30,422)	(1,990)	(32,412)

Total impact on revenue	$15,131	$4,054	$19,185

The impact on revenue is comprised of the following:
Basis ineffectiveness	$4,279	$—	$4,279
Timing ineffectiveness	10,852	4,054	14,906

	$15,131	$4,054	$19,185

	Six Months Ended March 31, 2008
	Natural	Pipeline,
	Gas	Storage and
	Marketing	Other	Consolidated
	(In thousands)

Commodity contracts	$(16,221)	$1,387	$(14,834)
Fair value adjustment for natural gas inventory designated as the hedged item	57,523	2,410	59,933

Total impact on revenue	$41,302	$3,797	$45,099

The impact on revenue is comprised of the following:
Basis ineffectiveness	$1,217	$—	$1,217
Timing ineffectiveness	40,085	3,797	43,882

	$41,302	$3,797	$45,099

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

The impact of cash flow hedges on our condensed consolidated income statements for the three and six months ended March 31, 2009 and 2008 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transaction. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

	Three Months Ended March 31, 2009
	Natural	Natural	Pipeline,
	Gas	Gas	Storage
	Distribution	Marketing	and Other	Consolidated
	(In thousands)

Gain (loss) reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(48,585)	$16,170	$(32,415)
Gain arising from ineffective portion of commodity contracts	—	1,180	—	1,180

Total impact on revenue	—	(47,405)	16,170	(31,235)
Net loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(1,269)	—	—	(1,269)

Total Impact from Cash Flow Hedges	$(1,269)	$(47,405)	$16,170	$(32,504)

	Three Months Ended March 31, 2008
	Natural	Natural	Pipeline,
	Gas	Gas	Storage
	Distribution	Marketing	and Other	Consolidated
	(In thousands)

Gain (loss) reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(8,040)	$13,492	$5,452
Loss arising from ineffective portion of commodity contracts	—	(634)	—	(634)

Total impact on revenue	—	(8,674)	13,492	4,818
Net loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(1,269)	—	—	(1,269)

Total Impact from Cash Flow Hedges	$(1,269)	$(8,674)	$13,492	$3,549

	Six Months Ended March 31, 2009
	Natural	Natural	Pipeline,
	Gas	Gas	Storage
	Distribution	Marketing	and Other	Consolidated
	(In thousands)

Gain (loss) reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(76,829)	$24,139	$(52,690)
Gain arising from ineffective portion of commodity contracts	—	5,372	—	5,372

Total impact on revenue	—	(71,457)	24,139	(47,318)
Net loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(2,538)	—	—	(2,538)

Total Impact from Cash Flow Hedges	$(2,538)	$(71,457)	$24,139	$(49,856)

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2008
	Natural	Natural	Pipeline,
	Gas	Gas	Storage
	Distribution	Marketing	and Other	Consolidated
	(In thousands)

Gain (loss) reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(17,294)	$13,916	$(3,378)
Gain arising from ineffective portion of commodity contracts	—	126	—	126

Total impact on revenue	—	(17,168)	13,916	(3,252)
Net loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(2,538)	—	—	(2,538)

Total Impact from Cash Flow Hedges	$(2,538)	$(17,168)	$13,916	$(5,790)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and six months ended March 31, 2009 and 2008. The amounts included in the table below exclude gains and losses arising from ineffectiveness because these amounts are immediately recognized in the income statement as incurred.

	Three Months Ended		Six Months Ended
	March 31		March 31
	2009	2008	2009	2008
	(In thousands)

Increase (decrease) in fair value:
Treasury lock agreements	$1,221	$—	$1,221	$—
Forward commodity contracts	(29,544)	7,070	(64,659)	9,649
Recognition of (gains) losses in earnings due to settlements:
Treasury lock agreements	633	787	1,420	1,574
Forward commodity contracts	19,773	(3,380)	32,344	2,094

Total other comprehensive income (loss) from hedging, net of tax(1)	$(7,917)	$4,477	$(29,674)	$13,317

(1)	Utilizing an income tax rate of approximately 37 percent comprised of the effective rates in each taxing jurisdiction.

The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of March 31, 2009:

	Treasury
	Lock	Commodity
	Agreements	Contracts	Total
	(In thousands)

Next twelve months	$(2,426)	$(54,233)	$(56,659)
Thereafter	(6,037)	(3,835)	(9,872)

Total(1)	$(8,463)	$(58,068)	$(66,531)

(1)	Utilizing an income tax rate of approximately 37 percent comprised of the effective rates in each taxing jurisdiction.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Not Designated as Hedges

The impact of financial instruments that have not been designated as hedges on our condensed consolidated income statements for the three and six months ended March 31, 2009 and 2008 is presented below. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

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

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
	(In thousands)

Natural gas marketing commodity contracts	$10,593	$(14,120)	$6,761	$(13,794)
Pipeline, storage and other commodity contracts	183	(245)	100	(889)

Total impact on revenue	$10,776	$(14,365)	$6,861	$(14,683)

4.	Fair Value Measurements

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

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which provided a one-year deferral of SFAS 157 for nonrecurring fair value measurements associated with our nonfinancial assets and liabilities. Under this partial deferral, SFAS 157 will not be effective until October 1, 2009 for fair value measurements for the following:

•	Asset retirement obligations

•	Most nonfinancial assets and liabilities that may be acquired in a business combination

•	Impairment analyses performed for nonfinancial assets

We believe the adoption of SFAS 157 for the reporting of these nonfinancial assets and liabilities will not have a material impact on our financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarified the application of SFAS 157 in inactive markets. This FSP did not impact our financial position, results of operations or cash flows.

SFAS 157 also applies to the valuation of our pension and post-retirement plan assets. The adoption of this standard did not affect these valuations because SFAS 157 specifically excluded pension and post-

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirement assets from its prescribed disclosure provisions. Accordingly, these plan assets are not included in the tabular disclosures below. However, in December 2008, the FASB issued FSP FAS 132(R)-1 — Employers’ Disclosures about Postretirement Benefit Plan Assets, which will, among other things, require disclosure about fair value measurements similar to those required by SFAS 157. This FSP will impact our annual disclosure requirements beginning in fiscal 2010.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires companies to disclose the fair value of financial instruments for which it is practicable to estimate the value and the methods and significant assumptions used to estimate the fair value. We have adopted the disclosure requirements of this FSP, which are presented below.

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

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is defined as a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 measurements consist primarily of exchange-traded financial instruments, gas stored underground that has been designated as the hedged item in a fair value hedge and our available-for-sale securities.

Level 2 — Pricing inputs other than quoted prices included in Level 1 that are either directly or indirectly observable for the asset or liability as of the reporting date. These inputs are derived principally from, or corroborated by, observable market data. Our Level 2 measurements primarily consist of non-

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange-traded financial instruments, such as over-the-counter options and swaps where market data for pricing is observable.

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

Quantitative Disclosures

Financial Instruments

The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. The following table summarizes, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009. As required under SFAS 157, assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable	Netting and
	Markets	Inputs	Inputs	Cash	March 31,
	(Level 1)	(Level 2)	(Level 3)	Collateral(1)	2009
	(In thousands)

Assets:
Financial instruments
Natural gas distribution segment	$—	$676	$—	$—	$676
Natural gas marketing segment	45,770	80,564	—	(75,558)	50,776

Total financial instruments	45,770	81,240	—	(75,558)	51,452
Hedged portion of gas stored underground
Natural gas marketing segment	62,912	—	—	—	62,912
Pipeline, storage and other segment(2)	3,656	—	—	—	3,656

Total gas stored underground	66,568	—	—	—	66,568
Available-for-sale securities	26,605	—	—	—	26,605

Total assets	$138,943	$81,240	$—	$(75,558)	$144,625

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$22,539	$—	$—	$22,539
Natural gas marketing segment	117,413	41,567	—	(154,656)	4,324

Total liabilities	$117,413	$64,106	$—	$(154,656)	$26,863

(1)	This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and FSP FIN 39-1. In addition, as of March 31, 2009, we had $79.1 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $71.6 million was used to offset financial instruments in a liability position. The remaining $7.5 million has been reflected as a financial instrument asset.

(2)	Our pipeline, storage and other segment uses financial instruments acquired from AEM on the same terms that AEM received from an independent counterparty. On a consolidated basis, these financial instruments are reported in the natural gas marketing segment; however, the underlying hedged item is reported in the pipeline, storage and other segment.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Fair Value Measures

In addition to the financial instruments above, we have several nonfinancial assets and liabilities subject to fair value measures. These assets and liabilities include cash and cash equivalents, accounts receivable, accounts payable, debt, asset retirement obligations and pension and post-retirement plan assets. As noted above, fair value disclosures for asset retirement obligations and pension and post-retirement plan assets are not currently effective for us. We record cash and cash equivalents, accounts receivable, accounts payable and debt at carrying value. For cash and cash equivalents, accounts receivable and accounts payable, we consider carrying value to materially approximate fair value due to the short-term nature of these assets and liabilities. The fair value of our debt is determined using a discounted cash flow analysis based upon borrowing rates currently available to us, the remaining average maturities and our credit rating. The following table presents the carrying value and fair value of our debt as of March 31, 2009:

March 31, 2009
(In thousands)

Carrying Amount	$2,572,987
Fair Value	$2,166,454

The fair value as of March 31, 2009 was calculated utilizing discount rates ranging from 6.6 percent to 9.6 percent, remaining average maturities ranging from one to 26 years, and a credit adjustment of 6.0 percent.

5.	Debt

Long-term debt

Long-term debt at March 31, 2009 and September 30, 2008 consisted of the following:

	March 31,	September 30,
	2009	2008
	(In thousands)

Unsecured 4.00% Senior Notes, due April 2009	$400,000	$400,000
Unsecured 7.375% Senior Notes, due 2011	350,000	350,000
Unsecured 10% Notes, due 2011	2,303	2,303
Unsecured 5.125% Senior Notes, due 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	500,000
Unsecured 6.35% Senior Notes, due 2017	250,000	250,000
Unsecured 8.50% Senior Notes, due 2019	450,000	—
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Medium term notes
Series A, 1995-2, 6.27%, due 2010	10,000	10,000
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Other term notes due in installments through 2013	684	1,309

Total long-term debt	2,572,987	2,123,612
Less:
Original issue discount on unsecured senior notes and debentures	(3,621)	(3,035)
Current maturities	(400,225)	(785)

	$2,169,141	$2,119,792

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 26, 2009, we closed our Senior Notes Offering. The effective interest rate on these notes is 8.69 percent, after giving effect to the settlement of the $450 million treasury lock discussed in Note 3. Most of the net proceeds of approximately $446 million were used to redeem our $400 million 4.00% unsecured senior notes, which, on March 30, 2009, were called for redemption on April 30, 2009, prior to their October 2009 maturity. In connection with the repayment of the $400 million 4.00% unsecured senior notes, we paid a $6.6 million call premium in accordance with the terms of the senior notes and accrued interest of approximately $0.6 million. The remaining net proceeds will be used for general corporate purposes.

Short-term debt

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply our customers’ needs could significantly affect our borrowing requirements. Our short-term borrowings reach their highest levels in the winter months.

We finance our short-term borrowing requirements through a combination of a $566.7 million commercial paper program and four committed revolving credit facilities with third-party lenders that provide approximately $1.2 billion of working capital funding. At March 31, 2009, there was no short-term debt outstanding. At September 30, 2008, there was $350.5 million of short-term debt outstanding, comprised of $330.5 million outstanding under our bank credit facilities and $20.0 million outstanding under our commercial paper program. We also use intercompany credit facilities to supplement the funding provided by these third-party committed credit facilities. These facilities are described in greater detail below.

Regulated Operations

We fund our regulated operations as needed primarily through a $566.7 million commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $800 million of working capital funding. The first facility is a five-year unsecured facility, expiring December 2011, that bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from 0.30 percent to 0.75 percent, based on the Company’s credit ratings. This credit facility serves as a backup liquidity facility for our commercial paper program. At the time this credit facility was established, borrowings under this facility were limited to $600 million. However, in September 2008, the limit on borrowings was effectively reduced to $566.7 million after one lender with a 5.55% share of the commitments ceased funding under the facility. On March 30, 2009, the credit facility was amended to reflect this reduction. At March 31, 2009, there were no borrowings under this facility and $566.7 million was available.

The second facility is a $212.5 million unsecured 364-day facility expiring October 2009, that bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from 1.25 percent to 2.50 percent, based on the Company’s credit ratings. At March 31, 2009, there were no borrowings outstanding under this facility.

The third facility was an $18 million unsecured facility that bore interest at a daily negotiated rate, generally based on the Federal Funds rate plus a variable margin. At March 31, 2009, there were no borrowings outstanding under this facility. This facility expired on March 31, 2009 and was replaced with a $25 million unsecured facility effective April 1, 2009 that bears interest at a daily negotiated rate.

The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At March 31, 2009, our total-debt-to-

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total-capitalization ratio, as defined, was 56 percent. In addition, both the interest margin over the Eurodollar rate and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.

In addition to these third-party facilities, our regulated operations had a $200 million intercompany revolving credit facility with AEH. Through December 31, 2008, this facility bore interest at the one-month LIBOR rate plus 0.20 percent. In January 2009, this facility was replaced with a new $200 million 364 day-facility that bears interest at the lower of (i) the one-month LIBOR rate plus 0.45 percent or (ii) the marginal borrowing rate available to the Company on the date of borrowing. The marginal borrowing rate is defined as the lower of (i) a rate based upon the lower of the Prime Rate or the Eurodollar rate under the five year revolving credit facility or (ii) the lowest rate outstanding under the commercial paper program. Applicable state regulatory commissions have approved the new facility through December 31, 2009. There were no borrowings outstanding under this facility at March 31, 2009.

Nonregulated Operations

On December 30, 2008, AEM and the participating banks amended and restated AEM’s former uncommitted credit facility, primarily to convert the $580 million uncommitted demand credit facility to a 364-day $375 million committed revolving credit facility and extend it to December 29, 2009.

The amended facility also provides the ability for AEM to increase the borrowing base up to a maximum of $450 million through an accordion feature, subject to the approval of the participating banks; adds a swing line loan feature; adjusts the interest rate on borrowings as discussed below and increases the fees paid to reflect the facility’s conversion to a committed facility and current credit market conditions. The swing line loan feature allows AEM to borrow, on a same day basis, an amount ranging from $17 million to $27 million based on the terms of an election within the agreement. Effective April 1, 2009, the borrowing base was increased to $450 million as a result of the exercise of the accordion feature in the facility.

AEM uses this facility primarily to issue letters of credit and, on a less frequent basis, to borrow funds for gas purchases and other working capital needs. At AEM’s option, borrowings made under the credit facility are based on a base rate or an offshore rate, in each case plus an applicable margin. The base rate is a floating rate equal to the higher of: (a) 0.50 percent per annum above the latest federal funds rate; (b) the per annum rate of interest established by BNP Paribas from time to time as its “prime rate” or “base rate” for U.S. dollar loans; (c) an offshore rate (based on LIBOR with a one-month interest period) as in effect from time to time; and (d) the “cost of funds” rate based on an average of interest rates reported by one or more of the lenders to the administrative agent. The offshore rate is a floating rate equal to the higher of (a) an offshore rate based upon LIBOR for the applicable interest period; and (b) a “cost of funds” rate referred to above. In the case of both base rate and offshore rate loans, the applicable margin ranges from 2.250 percent to 2.625 percent per annum, depending on the excess tangible net worth of AEM, as defined in the credit facility. This facility is collateralized by substantially all of the assets of AEM and is guaranteed by AEH.

At March 31, 2009, there were no borrowings outstanding under this credit facility. However, at March 31, 2009, AEM letters of credit totaling $48.4 million had been issued under the facility, which reduced the amount available by a corresponding amount. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility was $201.0 million at March 31, 2009.

AEM is required by the financial covenants in this facility to maintain a ratio of total liabilities to tangible net worth that does not exceed a maximum of 5 to 1. At March 31, 2009, AEM’s ratio of total liabilities to tangible net worth, as defined, was 0.83 to 1. Additionally, AEM must maintain minimum levels of net working capital and net worth ranging from $75 million to $112.5 million. As defined in the financial

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covenants, at March 31, 2009, AEM’s net working capital was $251.5 million and its tangible net worth was $271.3 million.

To supplement borrowings under this facility, through December 31, 2008, AEM had a $200 million intercompany demand credit facility with AEH, which bore interest at the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent. Amounts outstanding under this facility are subordinated to AEM’s committed credit facility. This facility was replaced with another $200 million 364-day facility in January 2009 with no material changes to its terms except for the rate of interest, which is the greater of (i) the one-month LIBOR rate plus 2.00 percent or (ii) the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent. A total of $60.0 million was outstanding under this facility at March 31, 2009.

Finally, through December 31, 2008, AEH had a $200 million intercompany demand credit facility with AEC, which bore interest at the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent. This facility was replaced with another $200 million 364-day facility in January 2009 with no material changes to its terms except for the rate of interest, which is the greater of (i) the one-month LIBOR rate plus 2.00 percent or (ii) the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent. Applicable state regulatory commissions have approved the new facility through December 31, 2009. There were no borrowings outstanding under this facility at March 31, 2009.

Shelf Registration

On March 23, 2009, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $900 million in common stock and/or debt securities available for issuance, including approximately $450 million of capacity carried over from our prior shelf registration statement filed with the SEC in December 2006.

As of March 31, 2009, we had $450 million of availability remaining under the registration statement after completing our Senior Notes Offering. However, due to certain restrictions placed by one state regulatory commission on our ability to issue securities under the registration statement, we now have remaining and available for issuance a total of approximately $300 million of equity securities and $150 million of subordinated debt securities.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We were in compliance with all of our debt covenants as of March 31, 2009. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

6.	Earnings Per Share

Basic and diluted earnings per share for the three and six months ended March 31, 2009 and 2008 are calculated as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Net income	$129,003	$111,534	$204,966	$185,337

Denominator for basic income per share — weighted average common shares	90,895	89,314	90,637	89,133
Effect of dilutive securities:
Restricted and other shares	639	583	639	585
Stock options	33	93	35	99

Denominator for diluted income per share — weighted average common shares	91,567	89,990	91,311	89,817

Income per share — basic	$1.42	$1.25	$2.26	$2.08

Income per share — diluted	$1.41	$1.24	$2.24	$2.06

There were approximately 260,000 out-of-the-money stock options excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2009. There were no out-of-the-money stock options excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2008 as their exercise price was less than the average market price of the common stock during that period.

7.	Interim Pension and Other Postretirement Benefit Plan Information

The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and six months ended March 31, 2009 and 2008 are presented in the following table. All of these costs are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our gas distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(In thousands)

Components of net periodic pension cost:
Service cost	$3,703	$3,878	$2,946	$3,341
Interest cost	7,554	6,736	3,520	2,912
Expected return on assets	(6,238)	(6,311)	(573)	(715)
Amortization of transition asset	—	—	378	378
Amortization of prior service cost	(183)	(171)	—	—
Amortization of actuarial loss	955	1,926	—	—

Net periodic pension cost	$5,791	$6,058	$6,271	$5,916

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(In thousands)

Components of net periodic pension cost:
Service cost	$7,406	$7,756	$5,892	$6,682
Interest cost	15,108	13,472	7,040	5,824
Expected return on assets	(12,476)	(12,621)	(1,146)	(1,430)
Amortization of transition asset	—	—	756	756
Amortization of prior service cost	(366)	(342)	—	—
Amortization of actuarial loss	1,910	3,852	—	—

Net periodic pension cost	$11,582	$12,117	$12,542	$11,832

The assumptions used to develop our net periodic pension cost for the three and six months ended March 31, 2009 and 2008 are as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Discount rate	7.57%	6.30%	7.57%	6.30%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.25%	8.25%	5.00%	5.00%

The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2009. Based upon this valuation, we expect we will be required to contribute less than $25 million to our pension plans by September 15, 2009.

We contributed $5.2 million to our other post-retirement benefit plans during the six months ended March 31, 2009. We expect to contribute a total of approximately $10 million to these plans during fiscal 2009.

8.	Commitments and Contingencies

Litigation and Environmental Matters

With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 12 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, there were no material changes in the status of such litigation and environmental-related matters or claims during the six months ended March 31, 2009. We continue to believe that the final outcome of such litigation and environmental-related matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At March 31, 2009, AEM was committed to purchase 97.6 Bcf within one year, 32.5 Bcf within one to three years and 1.0 Bcf after three years under indexed contracts. AEM is committed to purchase 1.3 Bcf within one year under fixed price contracts with prices ranging from $2.59 to $7.68 per Mcf. Purchases under these contracts totaled $431.5 million and $860.3 million for the three months ended March 31, 2009 and 2008 and $959.0 million and $1,432.3 million for the six months ended March 31, 2009 and 2008.

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

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. The estimated commitments under these contracts as of March 31, 2009 are as follows (in thousands):

2009	$40,033
2010	53,425
2011	5,245
2012	6,769
2013	7,453
Thereafter	2,571

$115,496

Regulatory Matters

As previously described in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, in December 2007, the Company received data requests from the Division of Investigations of the Office of Enforcement of the Federal Energy Regulatory Commission (the “Commission”) in connection with its investigation into possible violations of the Commission’s posting and competitive bidding regulations for pre-arranged released firm capacity on natural gas pipelines.

After responding to two sets of data requests received from the Commission, the Commission agreed to allow us to conduct our own internal investigation into compliance with the Commission’s rules. During the second quarter, we completed our internal investigation and submitted the results to the Commission. During our investigation, we identified certain transactions that could possibly be considered non-compliant, and we continue to fully cooperate with the Commission as we work to resolve this matter. We have accrued what we believe is an adequate amount for the anticipated resolution of this proceeding. While the ultimate resolution of this investigation cannot be predicted with certainty, we believe that the final outcome will not have a material adverse effect on our financial condition, results of operations or cash flows.

As of March 31, 2009, rate cases were in progress in our City of Dallas and Virginia service areas and annual rate filing mechanisms were in progress in our Mid-Tex, West Texas, Louisiana and Atmos Pipeline — Texas divisions. These regulatory proceedings are discussed in further detail in Management’s Discussion and Analysis — Recent Ratemaking Developments.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Concentration of Credit Risk

Information regarding our concentration of credit risk is disclosed in Note 14 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. During the six months ended March 31, 2009, there were no material changes in our concentration of credit risk.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income statements for the three and six month periods ended March 31, 2009 and 2008 by segment are presented in the following tables:

	Three Months Ended March 31, 2009
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$1,230,196	$32,097	$549,136	$9,977	$—	$1,821,406
Intersegment revenues	224	27,137	159,522	2,295	(189,178)	—

	1,230,420	59,234	708,658	12,272	(189,178)	1,821,406
Purchased gas cost	863,340	—	685,114	1,656	(188,755)	1,361,355

Gross profit	367,080	59,234	23,544	10,616	(423)	460,051
Operating expenses
Operation and maintenance	90,710	17,327	12,323	1,889	(509)	121,740
Depreciation and amortization	47,541	5,006	396	507	—	53,450
Taxes, other than income	55,101	2,572	446	195	—	58,314

Total operating expenses	193,352	24,905	13,165	2,591	(509)	233,504

Operating income	173,728	34,329	10,379	8,025	86	226,547
Miscellaneous income (expense)	835	283	118	2,060	(4,861)	(1,565)
Interest charges	28,821	7,349	3,461	677	(4,775)	35,533

Income before income taxes	145,742	27,263	7,036	9,408	—	189,449
Income tax expense	44,166	7,798	3,688	4,794	—	60,446

Net income	$101,576	$19,465	$3,348	$4,614	$—	$129,003

Capital expenditures	$84,618	$28,303	$88	$954	$—	$113,963

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2008
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$1,521,636	$22,830	$931,990	$7,529	$—	$2,483,985
Intersegment revenues	220	28,610	196,663	2,493	(227,986)	—

	1,521,856	51,440	1,128,653	10,022	(227,986)	2,483,985
Purchased gas cost	1,164,332	—	1,112,321	338	(227,400)	2,049,591

Gross profit	357,524	51,440	16,332	9,684	(586)	434,394
Operating expenses
Operation and maintenance	98,578	15,086	5,525	1,536	(672)	120,053
Depreciation and amortization	43,130	4,907	374	379	—	48,790
Taxes, other than income	52,304	1,385	407	312	—	54,408

Total operating expenses	194,012	21,378	6,306	2,227	(672)	223,251

Operating income	163,512	30,062	10,026	7,457	86	211,143
Miscellaneous income	3,670	209	602	1,942	(4,956)	1,467
Interest charges	29,084	6,776	2,002	524	(4,870)	33,516

Income before income taxes	138,098	23,495	8,626	8,875	—	179,094
Income tax expense	52,442	8,271	3,347	3,500	—	67,560

Net income	$85,656	$15,224	$5,279	$5,375	$—	$111,534

Capital expenditures	$89,671	$13,700	$38	$1,158	$—	$104,567

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2009
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$2,285,968	$62,319	$1,165,980	$23,471	$—	$3,537,738
Intersegment revenues	420	51,597	330,173	5,249	(387,439)	—

	2,286,388	113,916	1,496,153	28,720	(387,439)	3,537,738
Purchased gas cost	1,620,924	—	1,442,586	5,559	(386,594)	2,682,475

Gross profit	665,464	113,916	53,567	23,161	(845)	855,263
Operating expenses
Operation and maintenance	188,704	44,896	20,839	3,073	(1,017)	256,495
Depreciation and amortization	94,680	9,961	797	1,138	—	106,576
Taxes, other than income	95,847	5,360	1,039	205	—	102,451

Total operating expenses	379,231	60,217	22,675	4,416	(1,017)	465,522

Operating income	286,233	53,699	30,892	18,745	172	389,741
Miscellaneous income (expense)	3,956	1,098	419	4,221	(11,560)	(1,866)
Interest charges	61,708	15,428	7,363	1,413	(11,388)	74,524

Income before income taxes	228,481	39,369	23,948	21,553	—	313,351
Income tax expense	76,772	12,243	10,025	9,345	—	108,385

Net income	$151,709	$27,126	$13,923	$12,208	$—	$204,966

Capital expenditures	$173,621	$33,363	$117	$14,229	$—	$221,330

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2008
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$2,449,665	$45,267	$1,634,712	$11,851	$—	$4,141,495
Intersegment revenues	368	51,219	334,658	4,898	(391,143)	—

	2,450,033	96,486	1,969,370	16,749	(391,143)	4,141,495
Purchased gas cost	1,819,309	—	1,907,075	1,067	(389,988)	3,337,463

Gross profit	630,724	96,486	62,295	15,682	(1,155)	804,032
Operating expenses
Operation and maintenance	195,825	30,518	13,402	2,824	(1,327)	241,242
Depreciation and amortization	85,962	9,823	761	757	—	97,303
Taxes, other than income	87,922	3,829	3,407	677	—	95,835

Total operating expenses	369,709	44,170	17,570	4,258	(1,327)	434,380

Operating income	261,015	52,316	44,725	11,424	172	369,652
Miscellaneous income	4,146	383	1,398	3,970	(8,523)	1,374
Interest charges	60,298	13,847	3,316	1,223	(8,351)	70,333

Income before income taxes	204,863	38,852	42,807	14,171	—	300,693
Income tax expense	79,043	13,781	16,928	5,604	—	115,356

Net income	$125,820	$25,071	$25,879	$8,567	$—	$185,337

Capital expenditures	$173,984	$22,082	$69	$2,587	$—	$198,722

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at March 31, 2009 and September 30, 2008 by segment is presented in the following tables:

	March 31, 2009
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

ASSETS
Property, plant and equipment, net	$3,577,546	$608,118	$7,312	$70,216	$—	$4,263,192
Investment in subsidiaries	484,117	—	(2,096)	—	(482,021)	—
Current assets
Cash and cash equivalents	379,391	—	86,143	16,551	—	482,085
Assets from risk management activities	676	—	42,266	2,394	(3,623)	41,713
Other current assets	671,993	16,614	265,457	77,428	(76,735)	954,757
Intercompany receivables	504,887	—	—	147,783	(652,670)	—

Total current assets	1,556,947	16,614	393,866	244,156	(733,028)	1,478,555
Intangible assets	—	—	1,774	—	—	1,774
Goodwill	569,920	132,367	24,282	10,429	—	736,998
Noncurrent assets from risk management activities	—	—	9,739	—	—	9,739
Deferred charges and other assets	166,610	7,924	873	20,096	—	195,503

	$6,355,140	$765,023	$435,750	$344,897	$(1,215,049)	$6,685,761

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,178,494	$157,270	$75,451	$251,396	$(484,117)	$2,178,494
Long-term debt	2,168,683	—	—	458	—	2,169,141

Total capitalization	4,347,177	157,270	75,451	251,854	(484,117)	4,347,635
Current liabilities
Current maturities of long-term debt	400,000	—	—	225	—	400,225
Short-term debt	—	—	60,000	—	(60,000)	—
Liabilities from risk management activities	22,535	—	6,734	1,200	(3,623)	26,846
Other current liabilities	586,656	6,850	203,044	76,973	(14,527)	858,996
Intercompany payables	—	525,249	127,421	—	(652,670)	—

Total current liabilities	1,009,191	532,099	397,199	78,398	(730,820)	1,286,067
Deferred income taxes	422,381	71,643	(37,586)	10,542	(112)	466,868
Noncurrent liabilities from risk management activities	4	—	13	—	—	17
Regulatory cost of removal obligation	313,486	—	—	—	—	313,486
Deferred credits and other liabilities	262,901	4,011	673	4,103	—	271,688

	$6,355,140	$765,023	$435,750	$344,897	$(1,215,049)	$6,685,761

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2008
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

ASSETS
Property, plant and equipment, net	$3,483,556	$585,160	$7,520	$60,623	$—	$4,136,859
Investment in subsidiaries	463,158	—	(2,096)	—	(461,062)	—
Current assets
Cash and cash equivalents	30,878	—	9,120	6,719	—	46,717
Assets from risk management activities	—	—	69,008	20,239	(20,956)	68,291
Other current assets	774,933	18,396	411,648	56,791	(91,672)	1,170,096
Intercompany receivables	578,833	—	—	135,795	(714,628)	—

Total current assets	1,384,644	18,396	489,776	219,544	(827,256)	1,285,104
Intangible assets	—	—	2,088	—	—	2,088
Goodwill	569,920	132,367	24,282	10,429	—	736,998
Noncurrent assets from risk management activities	—	—	5,473	—	—	5,473
Deferred charges and other assets	195,985	11,212	1,182	11,798	—	220,177

	$6,097,263	$747,135	$528,225	$302,394	$(1,288,318)	$6,386,699

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,052,492	$130,144	$114,559	$218,455	$(463,158)	$2,052,492
Long-term debt	2,119,267	—	—	525	—	2,119,792

Total capitalization	4,171,759	130,144	114,559	218,980	(463,158)	4,172,284
Current liabilities
Current maturities of long-term debt	—	—	—	785	—	785
Short-term debt	385,592	—	6,500	—	(41,550)	350,542
Liabilities from risk management activities	58,566	—	20,688	616	(20,956)	58,914
Other current liabilities	538,777	7,053	236,217	62,796	(47,997)	796,846
Intercompany payables	—	543,384	171,244	—	(714,628)	—

Total current liabilities	982,935	550,437	434,649	64,197	(825,131)	1,207,087
Deferred income taxes	384,860	62,720	(21,936)	15,687	(29)	441,302
Noncurrent liabilities from risk management activities	5,111	—	258	—	—	5,369
Regulatory cost of removal obligation	298,645	—	—	—	—	298,645
Deferred credits and other liabilities	253,953	3,834	695	3,530	—	262,012

	$6,097,263	$747,135	$528,225	$302,394	$(1,288,318)	$6,386,699

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Atmos Energy Corporation

We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation as of March 31, 2009, the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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
April 30, 2009

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

Our critical accounting policies are reviewed quarterly by the Audit Committee. There were no significant changes to these critical accounting policies during the six months ended March 31, 2009.

RESULTS OF OPERATIONS

The following table presents our consolidated financial highlights for the three and six months ended March 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2009	2008	2009	2008
	(In thousands, except per share data)

Operating revenues	$1,821,406	$2,483,985	$3,537,738	$4,141,495
Gross profit	460,051	434,394	855,263	804,032
Operating expenses	233,504	223,251	465,522	434,380
Operating income	226,547	211,143	389,741	369,652
Miscellaneous income (expense)	(1,565)	1,467	(1,866)	1,374
Interest charges	35,533	33,516	74,524	70,333
Income before income taxes	189,449	179,094	313,351	300,693
Income tax expense	60,446	67,560	108,385	115,356
Net income	$129,003	$111,534	$204,966	$185,337
Diluted net income per share	$1.41	$1.24	$2.24	$2.06

Our consolidated net income during the three and six months ended March 31, 2009 and 2008 was earned in each of our business segments as follows:

	Three Months Ended
	March 31
	2009	2008	Change
	(In thousands)

Natural gas distribution segment	$101,576	$85,656	$15,920
Regulated transmission and storage segment	19,465	15,224	4,241
Natural gas marketing segment	3,348	5,279	(1,931)
Pipeline, storage and other segment	4,614	5,375	(761)

Net income	$129,003	$111,534	$17,469

	Six Months Ended
	March 31
	2009	2008	Change
	(In thousands)

Natural gas distribution segment	$151,709	$125,820	$25,889
Regulated transmission and storage segment	27,126	25,071	2,055
Natural gas marketing segment	13,923	25,879	(11,956)
Pipeline, storage and other segment	12,208	8,567	3,641

Net income	$204,966	$185,337	$19,629

The following tables segregate our consolidated net income and diluted earnings per share between our regulated and nonregulated operations:

	Three Months Ended
	March 31
	2009	2008	Change
	(In thousands, except per share data)

Regulated operations	$121,041	$100,880	$20,161
Nonregulated operations	7,962	10,654	(2,692)

Consolidated net income	$129,003	$111,534	$17,469

Diluted EPS from regulated operations	$1.32	$1.12	$0.20
Diluted EPS from nonregulated operations	0.09	0.12	(0.03)

Consolidated diluted EPS	$1.41	$1.24	$0.17

	Six Months Ended
	March 31
	2009	2008	Change
	(In thousands, except per share data)

Regulated operations	$178,835	$150,891	$27,944
Nonregulated operations	26,131	34,446	(8,315)

Consolidated net income	$204,966	$185,337	$19,629

Diluted EPS from regulated operations	$1.96	$1.68	$0.28
Diluted EPS from nonregulated operations	0.28	0.38	(0.10)

Consolidated diluted EPS	$2.24	$2.06	$0.18

The following summarizes the results of our operations and other significant events for the six months ended March 31, 2009:

•	Regulated operations generated 87 percent of our net income during the six months ended March 31, 2009 compared to 81 percent during the six months ended March 31, 2008. The $27.9 million increase in our regulated operations net income primarily reflects favorable ratemaking activity coupled with a one-time tax benefit discussed below.

•	Nonregulated operations contributed 13 percent of net income during the six months ended March 31, 2009 compared to 19 percent during the six months ended March 31, 2008. The $8.3 million decrease in our nonregulated operations net income primarily reflects a decrease in unrealized margins and an increase in operating expenses partially offset by favorable asset optimization margins.

•	For the six months ended March 31, 2009, we generated $614.6 million in operating cash flow compared with $479.2 million for the six months ended March 31, 2008, primarily reflecting the favorable impact on our working capital due to the decline in natural gas prices in the current year compared to the prior-year period and the favorable timing of the recovery of gas costs.

•	On March 23, 2009, we filed a $900 million shelf registration statement with the Securities and Exchange Commission (SEC) that replaced our previously existing shelf registration statement. On March 26, 2009, we completed an offering of $450 million unsecured 8.50% senior notes and received net proceeds of approximately $446 million. Most of the net proceeds received were used to repay our $400 million unsecured 4.00% senior notes, which were called on March 30, 2009 for redemption on April 30, 2009.

•	Quarter-to-date and year-to-date results were favorably impacted by a one-time tax benefit of $11.3 million, or $0.12 per diluted share. The benefit arose during the quarter when we updated the tax rates used to record our deferred taxes. This benefit increased natural gas distribution net income by $10.5 million and regulated transmission and storage income by $1.7 million. However, net income for the natural gas marketing and pipeline, storage and other segments’ net income were reduced by $0.3 million and $0.6 million.

Three Months Ended March 31, 2009 compared with Three Months Ended March 31, 2008

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

Our natural gas distribution operations are also affected by the cost of natural gas. The cost of gas is passed through to our customers without markup. Therefore, increases in the cost of gas are offset by a corresponding increase in revenues. Accordingly, we believe gross profit is a better indicator of our financial performance than revenues. However, gross profit in our Texas and Mississippi service areas include franchise fees and gross receipts taxes, which are calculated as a percentage of revenue (inclusive of gas costs). Therefore, the amount of these taxes included in revenues is influenced by the cost of gas and the level of gas sales volumes. We record the associated tax expense as a component of taxes, other than income. Although changes in revenue-related taxes arising from changes in gas costs affect gross profit, over time the impact is offset within operating income. Prior to January 1, 2009, timing differences exist between the recognition of revenue for franchise fees collected from our customers and the recognition of expense of franchise taxes. The effect of these timing differences could be significant in periods of volatile gas prices, particularly in our Mid-Tex Division. These timing differences may favorably or unfavorably affect net income; however, these amounts should offset over time with no permanent impact on net income. Beginning January 1, 2009, changes in our franchise fee agreements in our Mid-Tex Division became effective which should significantly reduce the impact of this timing difference on a prospective basis. However, this timing difference still occurs for gross receipts taxes.

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

Review of Financial and Operating Results

Financial and operational highlights for our natural gas distribution segment for the three months ended March 31, 2009 and 2008 are presented below.

	Three Months Ended
	March 31
	2009	2008	Change
	(In thousands, unless otherwise noted)

Gross profit	$367,080	$357,524	$9,556
Operating expenses	193,352	194,012	(660)

Operating income	173,728	163,512	10,216
Miscellaneous income	835	3,670	(2,835)
Interest charges	28,821	29,084	(263)

Income before income taxes	145,742	138,098	7,644
Income tax expense	44,166	52,442	(8,276)

Net income	$101,576	$85,656	$15,920

Consolidated natural gas distribution sales volumes — MMcf	121,560	135,568	(14,008)
Consolidated natural gas distribution transportation volumes — MMcf	35,061	39,730	(4,669)

Total consolidated natural gas distribution throughput — MMcf	156,621	175,298	(18,677)

Consolidated natural gas distribution average transportation revenue per Mcf	$0.48	$0.44	$0.04
Consolidated natural gas distribution average cost of gas per Mcf sold	$7.10	$8.59	$(1.49)

The following table shows our operating income by natural gas distribution division, in order of total customers served, for the three months ended March 31, 2009 and 2008. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended
	March 31
	2009	2008	Change
	(In thousands)

Mid-Tex	$80,374	$72,479	$7,895
Kentucky/Mid-States	27,404	29,875	(2,471)
Louisiana	19,782	19,236	546
West Texas	14,806	8,919	5,887
Mississippi	16,771	16,514	257
Colorado-Kansas	13,623	15,536	(1,913)
Other	968	953	15

Total	$173,728	$163,512	$10,216

The $9.6 million increase in natural gas distribution gross profit primarily reflects a net $21.9 million increase in rates. The net increase in rates was attributable primarily to the Mid-Tex Division, which increased $16.5 million as a result of the implementation of its 2008 Rate Review Mechanism (RRM) filing with all incorporated cities in the division other than the City of Dallas (the Settled Cities) and rate adjustments for customers in the City of Dallas. The current year period also reflects a $5.4 million increase in rate adjustments primarily in Georgia, Louisiana and West Texas. The increase also reflects the reversal of a $7.0 million accrual for estimated unrecoverable gas costs recorded in a prior year. These increases in gross profit were partially offset by a $13.5 million decrease as a result of an 11 percent decrease in distribution throughput, primarily associated with lower residential and commercial consumption and warmer weather in our Colorado service area, which does not have weather-normalized rates.

Partially offsetting these increases was a decrease of approximately $8.9 million in revenue-related taxes primarily due to lower revenues, on which the tax is calculated, in the current-year quarter compared to the prior-year quarter. This decrease was partially offset by a $0.8 million quarter-over-quarter decrease in the associated franchise and state gross receipts tax expense recorded as a component of taxes other than income, resulting in an $8.1 million decrease in operating income when compared with the prior-year quarter.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, decreased $0.7 million.

Operation and maintenance expense, excluding the provision for doubtful accounts, decreased $6.9 million, primarily due to lower legal, fuel and other administrative costs.

Depreciation and amortization expense increased $4.4 million for the second quarter of fiscal 2009 compared with second quarter of fiscal 2008. The increase primarily was attributable to additional assets placed in service during the current-year period.

Results for the quarter include the aforementioned $10.5 million tax benefit, which more than offset the decrease attributable to the absence in the current-year quarter of a $1.2 million gain on the sale of irrigation assets in our West Texas Division in the prior-year quarter.

Recent Ratemaking Developments

Significant ratemaking developments that occurred during the six months ended March 31, 2009 are discussed below. The amounts described below represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s final ruling.

Annual Rate Filing Mechanisms

In March 2009, the Mid-Tex Division filed its second RRM with the Settled Cities. The filing requested an increase in operating income of $9.7 million for the Settled Cities. Representatives of the Settled Cities are currently reviewing the filing and a final determination is expected in July 2009. Beginning in November 2008, rates were implemented from our first RRM filing with the Settled Cities, which resulted in an increase in operating income on a system-wide basis of approximately $27.3 million. The impact to the Mid-Tex Division for the Settled Cities was approximately $21.8 million.

In April 2009, the West Texas Division filed its second RRM with the West Texas Cities. The filing requested an increase in operating income of $11.1 million. Representatives of the West Texas Cities are currently reviewing the filing and a final determination is expected in August 2009. Beginning in November 2008, rates were implemented from our first RRM with the West Texas Cities, which resulted in an increase in operating income of $4.5 million, of which $3.9 million is being collected over a 9 1/2 month period.

In April 2009, the City of Lubbock approved an RRM tariff similar to the RRM tariff utilized by the West Texas Cities. The West Texas Division filed its first RRM with the City of Lubbock on April 15, 2009. The filing requested an increase in operating income of $3.5 million. The City of Lubbock is currently reviewing the filing and a final determination is expected in October 2009.

In December 2008, the Louisiana Division filed its TransLa annual rate stabilization clause with the Louisiana Public Service Commission (LPSC) for the test year ended September 30, 2008. The filing resulted in an increase in operating income of $0.6 million and was implemented in April 2009.

In April 2009, the Louisiana Division filed its LGS annual rate stabilization clause with the LPSC requesting an increase in operating income of $3.9 million. The filing was for the test year ended December 31, 2008. We anticipate final resolution of this proceeding by June 2009.

In September 2008, we filed our Mississippi stable rate filing with the Mississippi Public Service Commission (MPSC) requesting an increase of $3.5 million. In January 2009, we withdrew this request after we were unable to reach a mutually agreeable settlement with the MPSC.

GRIP Filings

In May 2008, the Mid-Tex Division made a GRIP filing seeking a $10.3 million increase on a system-wide basis. However, this filing was only applicable to the City of Dallas and the Mid-Tex environs and sought a $1.8 million increase for customers in those service areas. Rates were approved for this filing in December 2008 and were implemented in January 2009. However, in April 2009, the City of Dallas challenged the legality of the implementation of the GRIP rates, which the Company is contesting in the District Courts of Dallas and Travis Counties.

In March 2009, the Mid-Tex Division made a GRIP filing seeking an $18.7 million increase on a system-wide basis. However, this filing is applicable to the City of Dallas only and seeks a $2.7 million increase for customers in the City of Dallas. The City of Dallas has until July 10, 2009 to either accept or object to the filing. If this filing is accepted, the rates will go into effect until such time that they are superseded by the statement of intent filed with the City of Dallas discussed below.

Rate Case Filings

In October 2008, our Kentucky/Mid-States Division filed a rate case with the Tennessee Regulatory Authority seeking an increase in operating income of $6.3 million. In January 2009, the Consumer Advocate and Protection Division recommended a decrease in rates of $3.7 million. In March 2009, a unanimous stipulation was filed and approved in the case. The parties agreed to an increase in operating income of $2.5 million with a stated return on equity of 10.3 percent. The increase in rates was implemented in April 2009.

In November 2008, the Mid-Tex Division filed a statement of intent to increase operating income for customers within the City of Dallas by $9.1 million. The City of Dallas suspended the filing on December 10, 2008 and denied the increase in March 2009. The Company has appealed the filing and in April 2009 we requested an increase in operating income of $7.5 million and concurrently filed for a statement of intent to increase operating income $1.3 million applicable to the Mid-Tex unincorporated areas. A final ruling by the Railroad Commission of Texas (RRC) is expected by October 2009. If the statement of intent applicable to the

City of Dallas is approved by the RRC, the new rates implemented could supersede the City of Dallas GRIP rates discussed above.

In April 2009, the Kentucky/Mid-States Division filed an expedited rate case with the Virginia State Corporation Commission seeking an increase in operating income of $1.7 million. Interim rates will be implemented subject to refund on May 1, 2009. The application is currently in discovery with a final determination expected in October 2009.

Other Ratemaking Activity

In May 2007, our Mid-Tex Division filed for a 36-month gas contract review filing. This filing was mandated by prior RRC orders and related to the prudency of gas purchases made from November 2003 through October 2006, which total approximately $2.7 billion. The intervening parties recommended disallowances ranging from $58 million to $89 million. A hearing was held at the RRC in September 2008. In December 2008, a proposal for decision was issued by the Hearing Examiner recommending no gas cost disallowance. In February 2009, the RRC approved the Hearing Examiner’s recommendation to disallow no gas costs.

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

Review of Financial and Operating Results

Financial and operational highlights for our regulated transmission and storage segment for the three months ended March 31, 2009 and 2008 are presented below.

	Three Months Ended
	March 31
	2009	2008	Change
	(In thousands, unless otherwise noted)

Mid-Tex transportation	$27,061	$28,260	$(1,199)
Third-party transportation	23,846	18,229	5,617
Storage and park and lend services	2,657	1,862	795
Other	5,670	3,089	2,581

Gross profit	59,234	51,440	7,794
Operating expenses	24,905	21,378	3,527

Operating income	34,329	30,062	4,267
Miscellaneous income	283	209	74
Interest charges	7,349	6,776	573

Income before income taxes	27,263	23,495	3,768
Income tax expense	7,798	8,271	(473)

Net income	$19,465	$15,224	$4,241

Gross pipeline transportation volumes — MMcf	193,356	223,476	(30,120)

Consolidated pipeline transportation volumes — MMcf	123,285	141,108	(17,823)

The $7.8 million increase in gross profit was attributable primarily to a $3.6 million increase resulting from higher transportation fees on through-system deliveries due to market conditions and a $3.3 million increase from higher demand-based fees. The improvement in gross profit also reflects a $2.9 million gain on the routine sale of excess gas during the quarter and a $1.4 million increase due to our 2006 and 2007 GRIP filings. These increases were partially offset by a $4.1 million decrease arising from lower city-gate, electrical generation, Barnett Shale and HUB deliveries.

Operating expenses increased $3.5 million primarily due to increased employee and pipeline maintenance costs.

Results for the quarter also include the aforementioned $1.7 million tax benefit associated with updating the rates used to determine our deferred taxes.

Recent Ratemaking Developments

In February 2009, the Atmos Pipeline — Texas Division made a GRIP filing seeking an increase in operating income of $6.3 million. The filing was approved by the RRC and a final order was issued in April 2009.

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

AEM continually manages its net physical position to attempt to increase in the future the potential economic gross profit that was created when the original transaction was executed. Therefore, AEM may subsequently change its originally scheduled storage injection and withdrawal plans from one time period to another based on market conditions and recognize any associated gains or losses at that time. If AEM elects to accelerate the withdrawal of physical gas, it will execute new financial instruments to economically hedge the original financial instruments. If AEM elects to defer the withdrawal of gas, it will reset its financial instruments by settling the original financial instruments and executing new financial instruments to correspond to the revised withdrawal schedule.

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

Review of Financial and Operating Results

Financial and operational highlights for our natural gas marketing segment for the three months ended March 31, 2009 and 2008 are presented below. Gross profit margin consists primarily of margins earned from the delivery of gas and related services requested by our customers and margins earned from asset optimization activities, which are derived from the utilization of our proprietary and managed third-party storage and transportation assets to capture favorable arbitrage spreads through natural gas trading activities.

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

	Three Months Ended
	March 31
	2009	2008	Change
	(In thousands, unless otherwise noted)

Realized margins
Delivered gas	$23,165	$26,195	$(3,030)
Asset optimization	(2,073)	27,737	(29,810)

	21,092	53,932	(32,840)
Unrealized margins	2,452	(37,600)	40,052

Gross profit	23,544	16,332	7,212
Operating expenses	13,165	6,306	6,859

Operating income	10,379	10,026	353
Miscellaneous income	118	602	(484)
Interest charges	3,461	2,002	1,459

Income before income taxes	7,036	8,626	(1,590)
Income tax expense	3,688	3,347	341

Net income	$3,348	$5,279	$(1,931)

Gross natural gas marketing sales volumes — MMcf	123,066	136,677	(13,611)

Consolidated natural gas marketing sales volumes — MMcf	104,973	120,023	(15,050)

Net physical position (Bcf)	21.9	20.7	1.2

The $7.2 million increase in our natural gas marketing segment’s gross profit was driven primarily by a $40.1 million increase in unrealized margins. This increase reflects lower volatility during the current quarter compared with the prior-year quarter between current cash prices used to value our physical inventory and future natural gas prices, which influence the prices used to value the financial instruments used to hedge our physical inventory.

The increase in unrealized margins was partially offset by a $29.8 million decrease in asset optimization margins. During the current quarter, as a result of falling current cash prices, AEM elected to defer storage withdrawals, reset the corresponding financial instruments and inject additional gas into storage to increase the potential gross profit it could realize in future periods from its asset optimization activities. Accordingly, AEM’s results for the quarter reflect lower realized gains from storage withdrawals and the settlement of the associated financial instruments. In the prior-year quarter, AEM elected to withdraw storage and realize the corresponding storage withdrawal gains.

In addition, delivered gas margins decreased $3.0 million compared with the prior-year quarter largely attributable to a 10 percent decrease in gross sales volumes, primarily associated with lower industrial demand due to the current economic climate. Per-unit margins for the quarter were approximately two percent lower compared with the prior-year quarter.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income taxes, increased $6.9 million primarily due to an increase in legal and other administrative costs.

Economic Gross Profit

AEM monitors the impact of its asset optimization efforts by estimating the gross profit, before associated storage fees, that it captured through the purchase and sale of physical natural gas and the execution of the associated financial instruments. This economic gross profit, combined with the effect of the future reversal of unrealized gains or losses currently recognized in the income statement is referred to as the potential gross profit.(1) The following table presents AEM’s economic gross profit and its potential gross profit at March 31, 2009, December 31, 2008 and September 30, 2008.

			Associated Net
	Net Physical	Economic	Unrealized	Potential Gross
Period Ending	Position	Gross Profit	Gain	Profit(1)
	(Bcf)	(In millions)	(In millions)	(In millions)

March 31, 2009	21.9	$33.4	$2.4	$31.0
December 31, 2008	16.3	$20.7	$4.8	$15.9
September 30, 2008	8.0	$48.5	$36.4	$12.1

(1)	Potential gross profit represents the increase in AEM’s gross profit in future periods if its optimization efforts are executed as planned. This amount does not include storage and other operating expenses and increased income taxes that will be incurred to realize this amount. Therefore, it does not represent an estimated increase in future net income. There is no assurance that the economic gross profit or the potential gross profit will be fully realized in the future. We consider this measure a non-GAAP financial measure as it is calculated using both forward-looking storage injection/withdrawal and hedge settlement estimates and historical financial information. This measure is presented because we believe it provides our investors a more comprehensive view of our asset optimization efforts and thus a better understanding of these activities than would be presented by GAAP measures alone.

As of March 31, 2009, based upon AEM’s planned inventory withdrawal schedule and associated planned settlement of financial instruments, the economic gross profit was $33.4 million. This amount will be reduced by $2.4 million of net unrealized gains recorded in the financial statements as of March 31, 2009 that will reverse when the inventory is withdrawn and the accompanying financial instruments are settled. Therefore, the potential gross profit was $31.0 million at March 31, 2009.

During the six months ended March 31, 2009, AEM increased its potential gross profit by $18.9 million to $31.0 million. In the first quarter, AEM withdrew gas and substantially realized the associated potential gross profit reported as of September 30, 2008. Since that time, as a result of falling current cash prices, AEM has been deferring storage withdrawals and has been a net injector of gas into storage to increase the potential gross profit it could realize in future periods from its asset optimization activities. As a result of these activities, AEM has increased its net physical position by 13.9 Bcf since September 30, 2008. However, the captured spreads on these positions have been lower than those captured as of September 30, 2008, resulting in a lower economic gross profit compared to that time, but higher than the economic gross profit of $10.8 million as of March 31, 2008. This decrease from September 2008 to March 2009 was partially offset by lower unrealized gains associated with these positions primarily due to lower current cash prices.

The economic gross profit is based upon planned storage injection and withdrawal schedules and its realization is contingent upon the execution of this plan, weather and other execution factors. Since AEM actively manages and optimizes its portfolio to attempt to enhance the future profitability of its storage position, it may change its scheduled storage injection and withdrawal plans from one time period to another based on market conditions. Therefore, we cannot ensure that the economic gross profit or the potential gross profit calculated as of March 31, 2009 will be fully realized in the future nor can we predict in what time periods such realization may occur. Further, if we experience operational or other issues which limit our ability to optimally manage our stored gas positions, our earnings could be adversely impacted. Assuming AEM fully executes its plan in place on March 31, 2009, without encountering operational or other issues, we anticipate that approximately $1 million of the potential gross profit as of March 31, 2009 will be recognized in fiscal 2009 with the remaining $30 million expected to be recognized during the first six months of fiscal 2010.

Pipeline, Storage and Other Segment

Our pipeline, storage and other segment consists primarily of the operations of Atmos Pipeline and Storage, LLC (APS). APS owns and operates a 21 mile pipeline located in New Orleans, Louisiana. This pipeline is primarily used to aggregate gas supply for our regulated natural gas distribution division in Louisiana and for AEM, but also provides limited third party transportation services.

APS also engages in asset optimization activities whereby it seeks to maximize the economic value associated with the storage and transportation capacity it owns or controls. Certain of these arrangements are asset management plans with regulated affiliates of the Company which have been approved by applicable state regulatory commissions. Generally, these asset management plans require APS to share with our regulated customers a portion of the profits earned from these arrangements.

Further, APS owns or has an interest in underground storage fields in Kentucky and Louisiana that are used to reduce the need of our natural gas distribution divisions to contract for pipeline capacity to meet customer demand during peak periods. Finally, APS manages our natural gas gathering operations, which were limited in nature as of March 31, 2009.

Results for this segment are impacted primarily by seasonal weather patterns and volatility in the natural gas markets. Additionally, this segment’s results include an unrealized component as APS hedges its risk associated with its asset optimization activities.

Review of Financial and Operating Results

Financial and operational highlights for our pipeline, storage and other segment for the three months ended March 31, 2009 and 2008 are presented below.

	Three Months Ended
	March 31
	2009	2008	Change
	(In thousands)

Asset optimization	$15,157	$6,604	$8,553
Storage and transportation services	3,312	3,895	(583)
Other	350	1,113	(763)
Unrealized margins	(8,203)	(1,928)	(6,275)

Gross profit	10,616	9,684	932
Operating expenses	2,591	2,227	364

Operating income	8,025	7,457	568
Miscellaneous income	2,060	1,942	118
Interest charges	677	524	153

Income before income taxes	9,408	8,875	533
Income tax expense	4,794	3,500	1,294

Net income	$4,614	$5,375	$(761)

Gross profit from our pipeline, storage and other segment increased $0.9 million primarily due to an $8.6 million increase in asset optimization margins resulting from larger realized gains from the settlement of financial positions associated with storage and trading activities and basis gains earned from utilizing controlled pipeline capacity. These increases were partially offset by a $6.3 million decrease in unrealized margins associated with our asset optimization activities due to a widening of the spreads between current cash prices and forward natural gas prices.

Operating expenses for the three months ended March 31, 2009 were consistent with the prior-year quarter.

Six Months Ended March 31, 2009 compared with Six Months Ended March 31, 2008

Natural Gas Distribution Segment

Review of Financial and Operating Results

Financial and operational highlights for our natural gas distribution segment for the six months ended March 31, 2009 and 2008 are presented below.

	Six Months Ended
	March 31
	2009	2008	Change
	(In thousands, unless otherwise noted)

Gross profit	$665,464	$630,724	$34,740
Operating expenses	379,231	369,709	9,522

Operating income	286,233	261,015	25,218
Miscellaneous income	3,956	4,146	(190)
Interest charges	61,708	60,298	1,410

Income before income taxes	228,481	204,863	23,618
Income tax expense	76,772	79,043	(2,271)

Net income	$151,709	$125,820	$25,889

Consolidated natural gas distribution sales volumes — MMcf	213,006	220,335	(7,329)
Consolidated natural gas distribution transportation volumes — MMcf	69,397	73,479	(4,082)

Total consolidated natural gas distribution throughput — MMcf	282,403	293,814	(11,411)

Consolidated natural gas distribution average transportation revenue per Mcf	$0.46	$0.44	$0.02
Consolidated natural gas distribution average cost of gas per Mcf sold	$7.61	$8.26	$(0.65)

The following table shows our operating income by natural gas distribution division, in order of total customers served, for the six months ended March 31, 2009 and 2008. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Six Months Ended
	March 31
	2009	2008	Change
	(In thousands)

Mid-Tex	$133,052	$122,704	$10,348
Kentucky/Mid-States	46,429	44,043	2,386
Louisiana	34,366	31,168	3,198
West Texas	22,819	13,895	8,924
Mississippi	25,206	24,343	863
Colorado-Kansas	22,224	22,224	—
Other	2,137	2,638	(501)

Total	$286,233	$261,015	$25,218

The $34.7 million increase in natural gas distribution gross profit primarily reflects a net $37.2 million increase in rates. The net increase in rates was attributable primarily to the Mid-Tex Division, which increased $27.8 million as a result of the implementation of its 2008 Rate Review Mechanism (RRM) filing with all incorporated cities in the division other than the City of Dallas (the Settled Cities) and rate adjustments for customers in the City of Dallas. The current year period also reflects a $9.4 million increase in rate adjustments primarily in Georgia, Kansas, Louisiana and West Texas. The increase in gross profit also reflects the reversal of a $7.0 million uncollectible gas cost accrual recorded in a prior year and an $8.3 million increase attributable to a non-recurring update to our estimate for gas delivered to customers but not yet billed to reflect changes in base rates in several of our jurisdictions recorded in the fiscal first quarter. These increases in gross profit were partially offset by a $14.8 million decrease as a result of a four percent decrease in distribution throughput primarily associated with lower residential and commercial consumption and warmer weather in our Colorado service area, which does not have weather-normalized rates.

Partially offsetting these increases was a decrease of approximately $9.2 million in revenue-related taxes primarily due to lower revenues, on which the tax is calculated, in the current-year period compared to the prior-year period. This decrease, combined with a $7.3 million period-over-period increase in the associated franchise and state gross receipts tax expense recorded as a component of taxes other than income, resulted in a $16.5 million decrease in operating income when compared with the prior-year period.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, increased $9.5 million.

Operation and maintenance expense, excluding the provision for doubtful accounts, decreased $4.7 million, primarily due to lower legal, fuel and other administrative costs. These decreases were partially offset by a $2.1 million noncash charge in the first quarter of fiscal 2009 to impair certain available-for-sale investments due to the recent deterioration of the financial markets.

Depreciation and amortization expense increased $8.7 million for the current-year period compared with six months ended March 31, 2008. The increase primarily was attributable to additional assets placed in service during the current-year period.

Results for the prior-year period also included a $1.2 million gain on the sale of irrigation assets in our West Texas Division.

Interest charges allocated to the natural gas distribution segment increased $1.4 million due to higher average short-term debt balances, interest rates and commitment fees experienced during the current-year period compared to the prior-year period. These increases are associated with the recent adverse conditions in the credit markets.

Results for the current-year period include the aforementioned $10.5 million tax benefit associated with updating the rates used to determine our deferred taxes.

Regulated Transmission and Storage Segment

Review of Financial and Operating Results

Financial and operational highlights for our regulated transmission and storage segment for the six months ended March 31, 2009 and 2008 are presented below.

	Six Months Ended
	March 31
	2009	2008	Change
	(In thousands, unless otherwise noted)

Mid-Tex transportation	$51,413	$50,648	$765
Third-party transportation	49,212	36,461	12,751
Storage and park and lend services	5,014	3,901	1,113
Other	8,277	5,476	2,801

Gross profit	113,916	96,486	17,430
Operating expenses	60,217	44,170	16,047

Operating income	53,699	52,316	1,383
Miscellaneous income	1,098	383	715
Interest charges	15,428	13,847	1,581

Income before income taxes	39,369	38,852	517
Income tax expense	12,243	13,781	(1,538)

Net income	$27,126	$25,071	$2,055

Gross pipeline transportation volumes — MMcf	385,528	412,340	(26,812)

Consolidated pipeline transportation volumes — MMcf	259,143	277,308	(18,165)

The $17.4 million increase in gross profit was attributable primarily to a $7.6 million increase resulting from higher transportation fees on through-system deliveries due to market conditions and a $6.4 million increase from higher demand-based fees. The improvement in gross profit also reflects a $2.9 million gain on the sale of excess gas during the current-year period and a $2.7 million increase due to our 2006 and 2007 GRIP filings. These increases were partially offset by a $3.4 million decrease associated with lower city-gate, electrical generation, Barnett Shale and HUB deliveries.

Operating expenses increased $16.0 million primarily due to increased employee and pipeline maintenance costs.

Results for the current-year period also include the aforementioned $1.7 million tax benefit associated with updating the rates used to determine our deferred taxes.

Natural Gas Marketing Segment

Review of Financial and Operating Results

Financial and operational highlights for our natural gas marketing segment for the six months ended March 31, 2009 and 2008 are presented below.

	Six Months Ended
	March 31
	2009	2008	Change
	(In thousands, unless otherwise noted)

Realized margins
Delivered gas	$41,718	$44,368	$(2,650)
Asset optimization	34,866	27,212	7,654

	76,584	71,580	5,004
Unrealized margins	(23,017)	(9,285)	(13,732)

Gross profit	53,567	62,295	(8,728)
Operating expenses	22,675	17,570	5,105

Operating income	30,892	44,725	(13,833)
Miscellaneous income	419	1,398	(979)
Interest charges	7,363	3,316	4,047

Income before income taxes	23,948	42,807	(18,859)
Income tax expense	10,025	16,928	(6,903)

Net income	$13,923	$25,879	$(11,956)

Gross natural gas marketing sales volumes — MMcf	233,724	245,386	(11,662)

Consolidated natural gas marketing sales volumes — MMcf	198,281	216,229	(17,948)

Net physical position (Bcf)	21.9	20.7	1.2

The $8.7 million decrease in our natural gas marketing segment’s gross profit was driven primarily by a $13.7 million decrease in unrealized margins. This decrease reflects higher volatility during the current period between current cash prices used to value our physical inventory and future natural gas prices, which influence the prices used to value the financial instruments used to hedge our physical inventory.

Additionally, realized delivered gas margins decreased by $2.7 million. The decrease was largely attributable to a five percent decrease in gross sales volumes primarily associated with lower industrial demand due to the current economic climate combined with a one percent decrease in per-unit margins, compared with the prior-year period.

The decrease in unrealized margins and delivered gas margins was partially offset by a $7.7 million increase in asset optimization margins. During the first quarter of fiscal 2009, AEM withdrew physical storage inventory and realized the spreads it had captured during fiscal 2008 as a result of deferring storage withdrawals and increasing the spreads associated with those physical positions. These gains were partially offset by the margin loss incurred in the second quarter as a result of deferring storage withdrawals and injecting gas into storage. In the prior-year period, AEM deferred storage withdrawals from the first quarter into the second quarter, and recognized the storage withdrawal gains during the second quarter of fiscal 2008.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income taxes, increased $5.1 million primarily due to an increase in legal and other administrative costs partially offset by the absence in the current year of $2.4 million related to tax matters incurred in the prior-year period.

Pipeline, Storage and Other Segment

Review of Financial and Operating Results

Financial and operational highlights for our pipeline, storage and other segment for the six months ended March 31, 2009 and 2008 are presented below.

	Six Months Ended
	March 31
	2009	2008	Change
	(In thousands)

Asset optimization	$20,624	$6,374	$14,250
Storage and transportation services	6,627	7,023	(396)
Other	1,339	1,840	(501)
Unrealized margins	(5,429)	445	(5,874)

Gross profit	23,161	15,682	7,479
Operating expenses	4,416	4,258	158

Operating income	18,745	11,424	7,321
Miscellaneous income	4,221	3,970	251
Interest charges	1,413	1,223	190

Income before income taxes	21,553	14,171	7,382
Income tax expense	9,345	5,604	3,741

Net income	$12,208	$8,567	$3,641

Gross profit from our pipeline, storage and other segment increased $7.5 million primarily due to a $14.3 million increase in asset optimization margins as a result of larger realized gains from the settlement of financial positions associated with storage and trading activities, basis gains earned from utilizing controlled pipeline capacity and higher margins earned under asset management plans during the current-year period compared with the prior-year period. These increases were partially offset by a $5.9 million decrease in unrealized margins associated with our asset optimization activities due to a widening of the spreads between current cash prices and forward natural gas prices.

Operating expenses for the six months ended March 31, 2009 were consistent with the prior-year period.

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

The primary means we use to fund our working capital needs and growth is to utilize internally generated funds and to access the commercial paper markets. Recent adverse developments in global financial and credit markets have made it more difficult and more expensive for the Company to access the short-term capital markets, including the commercial paper market, to satisfy our liquidity requirements. Consequently, during the first quarter, we experienced higher than normal borrowings under our five-year credit facility used to backstop our commercial paper program in lieu of commercial paper borrowings to fund our working capital needs. However, subsequent to the end of the first quarter, credit market conditions improved, both as to availability and interest rates, and we have been able to access the commercial paper markets on more reasonably economical terms. At March 31, 2009, there were no borrowings or commercial paper outstanding under this facility and $566.7 million was available.

On March 26, 2009, we closed our offering of $450 million of 8.50% senior notes due 2019. Most of the net proceeds of approximately $446 million were used to redeem our $400 million 4.00% unsecured senior notes, which, on March 30, 2009, were called for redemption on April 30, 2009, prior to their October 2009 maturity. In connection with the repayment of the $400 million 4.00% unsecured senior notes, we paid a $6.6 million call premium in accordance with the terms of the senior notes and accrued interest of approximately $0.6 million. The remaining net proceeds will be used for general corporate purposes.

During the six months ended March 31, 2009, we increased our liquidity sources in various ways. In October 2008, we replaced our former $300 million 364-day committed credit facility with a new facility that will allow borrowings up to $212.5 million and expires in October 2009. In December 2008, we converted AEM’s former $580 million uncommitted credit facility to a $375 million committed credit facility that will expire in December 2009. Effective April 1, 2009, we exercised the accordion feature of this facility to increase the credit available under the facility to $450 million. In addition, we replaced our $18 million unsecured committed credit facility that expired in March 2009 with a $25 million unsecured facility effective April 1, 2009. As a result of executing these new agreements, we will have a total of approximately $1.3 billion available to us under four committed credit facilities beginning April 1, 2009. As of March 31, 2009, the amount available to us under our credit facilities, net of outstanding letters of credit, was approximately $998 million.

We believe the liquidity provided by our senior notes and committed credit facilities, combined with our operating cash flows, will be sufficient to fund our working capital needs and capital expenditure program for the remainder of fiscal 2009.

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

For the six months ended March 31, 2009, we generated operating cash flow of $614.6 million from operating activities compared with $479.2 million for the six months ended March 31, 2008. Period over period, the $135.4 million increase was attributable primarily to the favorable impact on our working capital due to the decline in natural gas prices in the current year compared to the prior-year period which increased operating cash flow by $61.2 million, coupled with a $51.9 million increase due to the favorable timing in the recovery of gas costs during the current year.

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

Capital expenditures for fiscal 2009 are expected to range from $500 million to $515 million. For the six months ended March 31, 2009, capital expenditures were $221.3 million compared with $198.7 million for the six months ended March 31, 2008. The increase in capital spending primarily reflects spending for a nonregulated growth project and the construction of a pipeline extension in our regulated operations.

Cash flows from financing activities

For the six months ended March 31, 2009, our financing activities provided $46.0 million compared with a use of cash of $198.4 million in the prior-year period. Our significant financing activities for the six months ended March 31, 2009 and 2008 are summarized as follows:

•	On March 26, 2009, we issued $450 million of 8.50% senior notes due 2019. The effective interest rate of this offering, inclusive of all debt issue costs, was 8.74 percent. After giving effect to the settlement of our $450 million Treasury lock agreement on March 23, 2009, the effective rate on these senior notes was reduced to 8.69 percent. Most of the net proceeds of approximately $446 million were used to repay our $400 million unsecured 4.00% senior notes, which were called on March 30, 2009 for redemption on April 30, 2009.

•	During the six months ended March 31, 2009, we decreased our borrowings by a net $353.5 million under our short-term credit facilities compared with $150.6 million in the prior-year period. The reduction in the net borrowings reflects the timing of the use of our line of credit to finance natural gas purchases and working capital.

•	We repaid $0.6 million of long-term debt during the six months ended March 31, 2009 compared with $2.3 million during the six months ended March 31, 2008. Payments in both periods reflected regularly scheduled payments in accordance with our various debt agreements.

•	During the six months ended March 31, 2009, we paid $60.4 million in cash dividends compared with $58.4 million for the six months ended March 31, 2008. The increase in dividends paid over the prior-year period reflects the increase in our dividend rate from $0.65 per share during the six months ended March 31, 2008 to $0.66 per share during the six months ended March 31, 2009 combined with new share issuances under our various equity plans.

•	During the six months ended March 31, 2009, we issued 0.6 million shares of common stock under our various equity plans, which generated net proceeds of $12.4 million. In addition, we issued 0.5 million shares of common stock under our 1998 Long-Term Incentive Plan.

The following table summarizes our share issuances for the six months ended March 31, 2009 and 2008.

	Six Months Ended
	March 31
	2009	2008

Shares issued:
Direct Stock Purchase Plan	220,361	203,025
Retirement Savings Plan and Trust	330,990	268,712
1998 Long-Term Incentive Plan	579,990	343,500
Outside Directors Stock-for-Fee Plan	1,590	1,602

Total shares issued	1,132,931	816,839

Credit Facilities

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply to meet our customers’ needs could significantly affect our borrowing requirements. However, our short-term borrowings reach their highest levels in the winter months.

We finance our short-term borrowing requirements through a combination of a $566.7 million commercial paper program and four committed revolving credit facilities with third-party lenders that provide approximately $1.2 billion of working capital funding. As of March 31, 2009, the amount available to us under our credit facilities, net of outstanding letters of credit, was approximately $998 million. These facilities are described in further detail in Note 5 to the unaudited condensed consolidated financial statements.

Shelf Registration

On March 23, 2009, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $900 million in common stock and/or debt securities available for issuance, including approximately $450 million of capacity carried over from our prior shelf registration statement filed with the SEC in December 2006. Immediately following the filing of the registration statement, we issued $450 million of 8.50% senior notes due 2019 under the registration statement. Most of the net proceeds of approximately $446 million were used to repay our $400 million unsecured 4.00% senior notes, which were called on March 30, 2009 for redemption on April 30, 2009.

As of March 31, 2009, we had $450 million of availability remaining under the registration statement. However, due to certain restrictions placed by one state regulatory commission on our ability to issue securities under the registration statement, we now have remaining and available for issuance a total of approximately $300 million of equity securities and $150 million of subordinated debt securities.

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

Our debt is rated by three rating agencies: Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings, Ltd. (Fitch). In December 2008, S&P upgraded our credit rating from BBB to BBB+ and affirmed a stable outlook. S&P cited improved financial performance and rate case decisions that have increased cash flow as the key drivers for the upgrade. In January 2009, Moody’s changed our rating outlook from stable to positive. Additionally, our credit rating is currently under review for a possible upgrade by Moody’s. Fitch still maintains its stable outlook. Our current debt ratings are all considered investment grade and are as follows:

	S&P	Moody’s	Fitch

Unsecured senior long-term debt	BBB+	Baa3	BBB+
Commercial paper	A-2	P-3	F-2

A significant degradation in our operating performance or a significant reduction in our liquidity caused by more limited access to the private and public credit markets as a result of the recent adverse global financial and credit conditions could trigger a negative change in our ratings outlook or even a reduction in our credit ratings by the three credit rating agencies. This would mean more limited access to the private and public credit markets and an increase in the costs of such borrowings.

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

Debt Covenants

We were in compliance with all of our debt covenants as of March 31, 2009. Our debt covenants are described in greater detail in Note 5 to the unaudited condensed consolidated financial statements.

Capitalization

The following table presents our capitalization as of March 31, 2009, September 30, 2008 and March 31, 2008:

	March 31, 2009		September 30, 2008		March 31, 2008
	(In thousands, except percentages)

Short-term debt	$—	—%	$350,542	7.7%	$—	—%
Long-term debt	2,569,366	54.1%	2,120,577	46.9%	2,128,149	50.0%
Shareholders’ equity	2,178,494	45.9%	2,052,492	45.4%	2,125,993	50.0%

Total capitalization	$4,747,860	100.0%	$4,523,611	100.0%	$4,254,142	100.0%

Total debt as a percentage of total capitalization, including short-term debt, was 54.1 percent at March 31, 2009, 54.6 percent at September 30, 2008 and 50.0 percent at March 31, 2008. Our ratio of total debt to capitalization is typically greater during the winter heating season as we incur short-term debt to fund natural gas purchases and meet our working capital requirements. The increase in the debt to capital ratio compared to March 31, 2008 is due to the timing of the repayment of our $400 million unsecured 4.00% unsecured senior notes. Had we repaid the notes as of March 31, 2009, our total-debt-to-capital ratio would have been 49.9 percent. We intend to maintain our debt to capitalization ratio in a target range of 50 to 55 percent through cash flow generated from operations, continued issuance of new common stock under our Direct Stock Purchase Plan and Retirement Savings Plan and access to the equity capital markets.

Contractual Obligations and Commercial Commitments

Significant commercial commitments are described in Note 8 to the unaudited condensed consolidated financial statements. There were no significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2009.

In February 2008, Atmos Pipeline and Storage, LLC announced plans to construct and operate a salt-cavern gas storage project in Franklin Parish, Louisiana. The project, located near several large interstate pipelines, includes the development of three 5 billion cubic feet (Bcf) caverns for a total of 15 Bcf of working gas storage, with six-turn injection and withdrawal capacity. Testing of the salt core samples was completed in March 2009 which showed favorable conditions for development. We have filed a 7C application with the Federal Energy Regulatory Commission (FERC) to construct and operate the project and expect approval of this request in June 2009. Finally, we have engaged the services of an investment bank to assist us in determining the optimal ownership and/or development alternatives for this project, which is still in process.

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

The following table shows the components of the change in fair value of our natural gas distribution segment’s financial instruments for the three and six months ended March 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2009	2008	2009	2008
	(In thousands)

Fair value of contracts at beginning of period	$(51,314)	$(21,528)	$(63,677)	$(21,053)
Contracts realized/settled	(47,231)	(4,972)	(100,996)	(27,310)
Fair value of new contracts	277	1,401	(4,006)	(280)
Other changes in value	76,405	34,604	146,816	58,148

Fair value of contracts at end of period	$(21,863)	$9,505	$(21,863)	$9,505

The fair value of our natural gas distribution segment’s financial instruments at March 31, 2009 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2009
	Maturity in Years
				Greater	Total Fair
Source of Fair Value	Less than 1	1-3	4-5	than 5	Value
	(In thousands)

Prices actively quoted	$(21,859)	$(4)	$—	$—	$(21,863)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(21,859)	$(4)	$—	$—	$(21,863)

The following table shows the components of the change in fair value of our natural gas marketing segment’s financial instruments for the three and six months ended March 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2009	2008	2009	2008
	(In thousands)

Fair value of contracts at beginning of period	$(28,598)	$51,859	$16,542	$26,808
Contracts realized/settled	6,972	(46,331)	(13,275)	(41,256)
Fair value of new contracts	—	—	—	—
Other changes in value	(11,020)	(28,503)	(35,913)	(8,527)

Fair value of contracts at end of period	(32,646)	(22,975)	(32,646)	(22,975)
Netting of cash collateral	79,098	29,591	79,098	29,591

Cash collateral and fair value of contracts at period end	$46,452	$6,616	$46,452	$6,616

The fair value of our natural gas marketing segment’s financial instruments at March 31, 2009 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2009
	Maturity in Years
				Greater	Total Fair
Source of Fair Value	Less than 1	1-3	4-5	than 5	Value
	(In thousands)

Prices actively quoted	$(42,372)	$9,726	$—	$—	$(32,646)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(42,372)	$9,726	$—	$—	$(32,646)

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

Further, our fiscal 2009 costs were determined using a September 30, 2008 measurement date. As of September 30, 2008, interest and corporate bond rates utilized to determine our discount rates, were significantly higher than the interest and corporate bond rates as of June 30, 2007, the measurement date for our fiscal 2008 net periodic cost. Accordingly, we increased our discount rate used to determine our fiscal 2009 pension and benefit costs to 7.57 percent. We maintained the expected return on our pension plan assets at 8.25 percent, despite the recent decline in the financial markets as we believe this rate reflects the average rate of expected earnings on plan assets that will fund our projected benefit obligation. Although the fair value of our plan assets has declined as the financial markets have declined, the impact of this decline is mitigated by the fact that assets are “smoothed” for purposes of determining net periodic pension cost. Accordingly, asset gains and losses are recognized over time as a component of net periodic pension and benefit costs for our Pension Account Plan, our largest funded plan. Therefore, our fiscal 2009 pension and postretirement medical costs were materially the same as in fiscal 2008.

For the six months ended March 31, 2009 and 2008, our total net periodic pension and other benefits cost was $24.1 million and $23.9 million. Those costs relating to our natural gas distribution operations are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2009. Based upon this valuation, we expect we will be required to contribute less than $25 million to our pension plans by September 15, 2009. The need for this funding reflects the decline in the fair value of the plans’ assets resulting from the unfavorable market conditions experienced during the latter half of calendar year 2008. This contribution will increase the level of our plan assets to achieve a desirable PPA funding threshold. With respect to our postretirement medical plans, we anticipate contributing a total of approximately $10 million to these plans during fiscal 2009.

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

OPERATING STATISTICS AND OTHER INFORMATION

The following tables present certain operating statistics for our natural gas distribution, regulated transmission and storage, natural gas marketing and pipeline, storage and other segments for the three and six-month periods ended March 31, 2009 and 2008.

Natural Gas Distribution Sales and Statistical Data

	Three Months Ended		Six Months Ended
	March 31		March 31
	2009	2008	2009	2008

METERS IN SERVICE, end of period
Residential	2,937,865	2,933,980	2,937,865	2,933,980
Commercial	274,449	275,998	274,449	275,998
Industrial	2,212	2,269	2,212	2,269
Public authority and other	9,243	8,948	9,243	8,948

Total meters	3,223,769	3,221,195	3,223,769	3,221,195

INVENTORY STORAGE BALANCE — Bcf	31.9	34.4	31.9	34.4
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	74,467	83,934	128,675	132,965
Commercial	36,689	40,506	65,018	67,126
Industrial	5,758	7,258	11,158	13,212
Public authority and other	4,646	3,870	8,155	7,032

Total gas sales volumes	121,560	135,568	213,006	220,335
Transportation volumes	36,169	40,938	71,454	75,791

Total throughput	157,729	176,506	284,460	296,126

OPERATING REVENUES (000’s)(1)
Gas sales revenues
Residential	$785,456	$971,673	$1,432,556	$1,525,962
Commercial	334,815	421,708	637,509	690,177
Industrial	46,259	62,135	96,414	113,311
Public authority and other	36,991	37,244	68,385	67,848

Total gas sales revenues	1,203,521	1,492,760	2,234,864	2,397,298
Transportation revenues	16,889	17,786	32,655	32,791
Other gas revenues	10,010	11,310	18,869	19,944

Total operating revenues	$1,230,420	$1,521,856	$2,286,388	$2,450,033

Average transportation revenue per Mcf	$0.47	$0.43	$0.46	$0.43
Average cost of gas per Mcf sold	$7.10	$8.59	$7.61	$8.26

See footnote following these tables.

Regulated Transmission and Storage, Natural Gas Marketing and Pipeline, Storage and Other Operations Sales and Statistical Data

	Three Months Ended		Six Months Ended
	March 31		March 31
	2009	2008	2009	2008

CUSTOMERS, end of period
Industrial	698	716	698	716
Municipal	61	61	61	61
Other	527	474	527	474

Total	1,286	1,251	1,286	1,251

INVENTORY STORAGE BALANCE — Bcf
Natural gas marketing	20.4	19.6	20.4	19.6
Pipeline, storage and other	2.0	1.2	2.0	1.2

Total	22.4	20.8	22.4	20.8

REGULATED TRANSMISSION AND STORAGE VOLUMES — MMcf(1)	193,356	223,476	385,528	412,340
NATURAL GAS MARKETING SALES VOLUMES — MMcf(1)	123,066	136,677	233,724	245,386
OPERATING REVENUES (000’s)(1)
Regulated transmission and storage	$59,234	$51,440	$113,916	$96,486
Natural gas marketing	708,658	1,128,653	1,496,153	1,969,370
Pipeline, storage and other	12,272	10,022	28,720	16,749

Total operating revenues	$780,164	$1,190,115	$1,638,789	$2,082,605

Note to preceding tables:

(1)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

RECENT ACCOUNTING DEVELOPMENTS

Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the year ended September 30, 2008. During the six months ended March 31, 2009, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the

SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of the fiscal year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the six months ended March 31, 2009, except as noted in Note 8 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 12 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Atmos Energy Corporation on February 4, 2009, 79,385,275 votes were cast as follows:

		Votes
	Votes	Withheld/	Votes
	For	Against	Abstaining

Class I Director:
Ruben E. Esquivel	77,254,669	2,130,606	—
Class II Directors:
Richard W. Cardin	77,675,895	1,709,380	—
Thomas C. Meredith	77,720,662	1,664,613	—
Nancy K. Quinn	78,057,677	1,327,598	—
Stephen R. Springer	77,027,075	2,358,200	—
Richard Ware II	77,735,952	1,649,323	—
Ratification of the Audit Committee’s engagement of Ernst & Young LLP to serve as the Company’s registered independent public accounting firm for fiscal year 2009	78,424,677	767,618	192,980
Shareholder proposal regarding declassification of the Board of Directors	45,212,206	17,596,650	527,384

Mr. Dan Busbee, a Class I director, retired on February 4, 2009, at the conclusion of the Annual Meeting of Shareholders, in accordance with the Board’s mandatory retirement policy. The remaining directors will continue to serve until the expiration of their terms. The term of the Class I directors, Travis W. Bain II, Richard W. Douglas, Ruben E. Esquivel and Richard K. Gordon, will expire in 2011. The term of the Class II directors, Richard W. Cardin, Thomas C. Meredith, Nancy K. Quinn, Stephen R. Springer and Richard Ware II, will expire in 2012. The term of the Class III directors, Robert W. Best, Thomas J. Garland, Phillip E. Nichol and Charles K. Vaughan, will expire in 2010.

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
Fred E. Meisenheimer
Senior Vice President, Chief Financial
Officer and Controller
(Duly authorized signatory)

Date: May 1, 2009

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