Form 10-Q
period 2009-12-31
ATMOS ENERGY CORP
filed 2010-02-03
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

Number of shares outstanding of each of the issuer’s classes of common stock, as of January 28, 2010.

Class	Shares Outstanding

No Par Value	93,054,189

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated other comprehensive income
APS	Atmos Pipeline and Storage, LLC
Bcf	Billion cubic feet
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Ltd.
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
ISRS	Infrastructure System Replacement Surcharge
LPSC	Louisiana Public Service Commission
Mcf	Thousand cubic feet
MMcf	Million cubic feet
MPSC	Mississippi Public Service Commission
Moody’s	Moody’s Investors Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Property, plant and equipment	$6,196,043	$6,086,618
Less accumulated depreciation and amortization	1,672,855	1,647,515

Net property, plant and equipment	4,523,188	4,439,103
Current assets
Cash and cash equivalents	174,829	111,203
Accounts receivable, net	597,012	232,806
Gas stored underground	399,582	352,728
Other current assets	115,155	132,203

Total current assets	1,286,578	828,940
Goodwill and intangible assets	739,907	740,064
Deferred charges and other assets	325,751	335,659

	$6,875,424	$6,343,766

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share);
200,000,000 shares authorized; issued and outstanding:
December 31, 2009 — 92,970,838 shares;
September 30, 2009 — 92,551,709 shares	$465	$463
Additional paid-in capital	1,802,606	1,791,129
Retained earnings	467,449	405,353
Accumulated other comprehensive loss	(12,444)	(20,184)

Shareholders’ equity	2,258,076	2,176,761
Long-term debt	2,159,470	2,169,400

Total capitalization	4,417,546	4,346,161
Current liabilities
Accounts payable and accrued liabilities	578,805	207,421
Other current liabilities	413,754	457,319
Short-term debt	179,712	72,550
Current maturities of long-term debt	10,131	131

Total current liabilities	1,182,402	737,421
Deferred income taxes	588,423	570,940
Regulatory cost of removal obligation	314,126	321,086
Deferred credits and other liabilities	372,927	368,158

	$6,875,424	$6,343,766

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31
	2009	2008
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Natural gas distribution segment	$802,894	$1,055,968
Regulated transmission and storage segment	46,860	54,682
Natural gas marketing segment	544,271	787,495
Pipeline, storage and other segment	11,623	16,448
Intersegment eliminations	(112,796)	(198,261)

	1,292,852	1,716,332
Purchased gas cost
Natural gas distribution segment	508,267	757,584
Regulated transmission and storage segment	—	—
Natural gas marketing segment	484,486	757,472
Pipeline, storage and other segment	1,633	3,903
Intersegment eliminations	(112,383)	(197,839)

	882,003	1,321,120

Gross profit	410,849	395,212
Operating expenses
Operation and maintenance	123,862	132,677
Depreciation and amortization	53,839	53,126
Taxes, other than income	42,552	44,137
Asset impairments	—	2,078

Total operating expenses	220,253	232,018

Operating income	190,596	163,194
Miscellaneous expense	(269)	(301)
Interest charges	38,708	38,991

Income before income taxes	151,619	123,902
Income tax expense	58,289	47,939

Net income	$93,330	$75,963

Basic net income per share	$1.00	$0.83

Diluted net income per share	$1.00	$0.83

Cash dividends per share	$0.335	$0.330

Weighted average shares outstanding:
Basic	92,152	90,471

Diluted	92,509	90,769

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31
	2009	2008
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$93,330	$75,963
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization:
Charged to depreciation and amortization	53,839	53,126
Charged to other accounts	36	8
Deferred income taxes	12,832	27,175
Other	4,382	7,683
Net assets/liabilities from risk management activities	(26,891)	9,213
Net change in operating assets and liabilities	(42,372)	(22,453)

Net cash provided by operating activities	95,156	150,715
Cash Flows From Investing Activities
Capital expenditures	(115,439)	(107,367)
Other, net	(1,873)	(1,210)

Net cash used in investing activities	(117,312)	(108,577)
Cash Flows From Financing Activities
Net increase in short-term debt	111,335	5,312
Repayment of long-term debt	—	(278)
Cash dividends paid	(31,234)	(30,165)
Issuance of common stock	5,681	6,075

Net cash provided by (used in) financing activities	85,782	(19,056)

Net increase in cash and cash equivalents	63,626	23,082
Cash and cash equivalents at beginning of period	111,203	46,717

Cash and cash equivalents at end of period	$174,829	$69,799

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2009

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

Through our natural gas distribution business, we deliver natural gas through sales and transportation arrangements to over 3 million residential, commercial, public authority and industrial customers through our six regulated natural gas distribution divisions which cover service areas located in 12 states. In addition, we transport natural gas for others through our distribution system. Our regulated activities also include our regulated pipeline and storage operations, which include the transportation of natural gas to our distribution system and the management of our underground storage facilities. Our natural gas distribution and regulated pipeline and storage businesses are subject to federal and state regulation and/or regulation by local authorities in each of the states in which our natural gas distribution divisions operate.

Our nonregulated businesses operate primarily in the Midwest and Southeast and include our natural gas marketing operations and pipeline, storage and other operations. These businesses are operated through various wholly-owned subsidiaries of Atmos Energy Holdings, Inc. (AEH), which is wholly owned by the Company and based in Houston, Texas. Through our nonregulated businesses, we primarily provide natural gas management and marketing services to municipalities, other local gas distribution companies and industrial customers and natural gas transportation and storage services to certain of our natural gas distribution divisions and third parties.

We operate the Company through the following four segments:

•	the natural gas distribution segment, which includes our regulated natural gas distribution and related sales operations,

•	the regulated transmission and storage segment, which includes the regulated pipeline and storage operations of the Atmos Pipeline — Texas Division,

•	the natural gas marketing segment, which includes a variety of nonregulated natural gas management services and

•	the pipeline, storage and other segment, which is comprised of our nonregulated natural gas gathering, transmission and storage services.

2.	Unaudited Interim Financial Information

These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Because of seasonal and other factors, the results of operations for the three-month period ended December 31, 2009 are not indicative of our results of operations for the full 2010 fiscal year, which ends September 30, 2010. We have evaluated subsequent events from the December 31, 2009 balance sheet date through the date these financial statements were filed with the Securities and Exchange

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commission (SEC). No events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the financial statements.

Significant accounting policies

Our accounting policies are described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Effective October 1, 2009, the Company adopted accounting standards related to the measurement of liabilities at fair value, fair value measurements of plan assets of a defined benefit pension or other postretirement plan, the determination of participating securities in the basic earnings per share calculation, business combination accounting and the accounting and reporting for minority interests. Except as indicated below, the adoption of these standards did not have a material impact on our financial position, results of operations or cash flows. There were no other significant changes to our accounting policies during the three months ended December 31, 2009.

Measurement of liabilities at fair value — When a quoted price in an active market for an identical liability is not available, we will be required to measure fair value using a valuation technique that uses quoted prices of similar liabilities, quoted prices of identical or similar liabilities when traded as assets, or another valuation technique that is consistent with U.S. generally accepted accounting principles (GAAP), such as the income or market approach. Additionally, when estimating the fair value of a liability, we will not be required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents our transfer of the liability.

Fair value measurements of plan assets of a defined benefit pension or other postretirement plan — The Financial Accounting Standards Board (FASB) issued guidance which requires employers to disclose annually information about fair value measurements of the assets of a defined benefit pension or other postretirement plan in a manner similar to the requirements established for financial and non-financial assets. The objectives of the required disclosures are to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets and significant concentrations of risk within plan assets. These disclosures will appear in our Form 10-K for the year ending September 30, 2010.

The determination of participating securities in the basic earnings per share calculation — The FASB issued guidance related to determining whether instruments granted in share-based payment transactions are considered participating securities. The FASB determined that non-vested share-based payments with a nonforfeitable right to dividends or dividend equivalents are participating securities and, as a result, companies with these types of participating securities must use the two-class method to compute earnings per share. Based on this guidance, the Company is required to calculate earnings per share using the two-class method and will include non-vested restricted stock and restricted stock units for which vesting is only predicated upon the passage of time in the basic earnings per share calculation. Non-vested restricted stock and restricted stock units for which vesting is predicated, in part upon the achievement of specified performance targets, continue to be excluded from the calculation of earnings per share. Although the provisions of this standard were effective for us as of October 1, 2009, prior-period earnings per share data must be recalculated and adjusted accordingly. The calculation of basic and diluted earnings per share pursuant to the two-class method

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is presented in Note 6. The application of the two-class method resulted in the following changes to basic and diluted earnings per share for the three months ended December 31, 2008.

Three Months Ended
December 31, 2008
(In thousands, except
per share amounts)

Basic Earnings Per Share
Basic EPS — as previously reported	$0.84
Basic EPS — as adjusted	$0.83
Weighted average shares outstanding — as previously reported	90,471
Weighted average shares outstanding — as adjusted	90,471
Diluted Earnings Per Share
Diluted EPS — as previously reported	$0.83
Diluted EPS — as adjusted	$0.83
Weighted average shares outstanding — as previously reported	91,066
Weighted average shares outstanding — as adjusted	90,769

Business combination accounting — This new pronouncement establishes new principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. This update significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under the new guidelines, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact current period income tax expense. The provisions of this standard will apply to any acquisitions we complete after October 1, 2009.

Accounting and reporting for minority interests — In December 2007, the FASB issued guidance related to the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. As of December 31, 2009, Atmos Energy did not have any transactions with minority interest holders.

Regulatory assets and liabilities

Accounting principles generally accepted in the United States require cost-based, rate-regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. As a result, certain costs are permitted to be capitalized rather than expensed because they can be recovered through rates. We record certain costs as regulatory assets when future recovery through customer rates is considered probable. Regulatory liabilities are recorded when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. Substantially all of our regulatory assets are recorded as a component of deferred charges and other assets and substantially all of our regulatory liabilities are recorded as a component of deferred credits and other liabilities. Deferred gas costs are recorded either in other current assets or liabilities, and the regulatory cost of removal obligation is reported separately.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant regulatory assets and liabilities as of December 31, 2009 and September 30, 2009 included the following:

	December 31,	September 30,
	2009	2009
	(In thousands)

Regulatory assets:
Pension and postretirement benefit costs	$195,015	$197,743
Merger and integration costs, net	7,049	7,161
Deferred gas costs	53,818	22,233
Environmental costs	988	866
Rate case costs	4,137	5,923
Deferred franchise fees	6,893	10,014
Deferred income taxes, net	639	639
Other	6,323	6,218

	$274,862	$250,797

Regulatory liabilities:
Deferred gas costs	$36,826	$110,754
Regulatory cost of removal obligation	336,315	335,428
Other	7,890	7,960

	$381,031	$454,142

Currently authorized rates do not include a return on certain of our merger and integration costs; however, we recover the amortization of these costs. Merger and integration costs, net, are generally amortized on a straight-line basis over estimated useful lives ranging up to 20 years. Environmental costs have been deferred to be included in future rate filings in accordance with rulings received from applicable state regulatory commissions.

Comprehensive income

The following table presents the components of comprehensive income, net of related tax, for the three-month periods ended December 31, 2009 and 2008:

	Three Months Ended
	December 31
	2009	2008
	(In thousands)

Net income	$93,330	$75,963
Unrealized holding gains (losses) on investments, net of tax expense (benefit) of $390 and $(3,330) for the three months ended December 31, 2009 and 2008	664	(5,433)
Other than temporary impairment of investments, net of tax expense of $790 for the three months ended December 31, 2008	—	1,288
Amortization of interest rate hedging transactions, net of tax expense of $248 and $482 for the three months ended December 31, 2009 and 2008	422	787
Net unrealized gains (losses) on commodity hedging transactions, net of tax expense (benefit) of $4,254 and $(13,817) for the three months ended December 31, 2009 and 2008	6,654	(22,544)

Comprehensive income	$101,070	$50,061

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive loss, net of tax, as of December 31, 2009 and September 30, 2009 consisted of the following unrealized gains (losses):

	December 31,	September 30,
	2009	2009
	(In thousands)

Accumulated other comprehensive loss:
Unrealized holding gains on investments	$3,124	$2,460
Treasury lock agreements	(7,076)	(7,498)
Cash flow hedges	(8,492)	(15,146)

	$(12,444)	$(20,184)

3.	Financial Instruments

We currently use financial instruments to mitigate commodity price risk in our natural gas distribution, natural gas marketing and pipeline, storage and other segments. Additionally, we periodically utilize financial instruments to manage interest rate risk. The objectives and strategies for using financial instruments have been tailored to our regulated and nonregulated businesses. The accounting for these financial instruments is fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. During the first quarter there were no changes in our objectives, strategies and accounting for these financial instruments. Currently, we utilize financial instruments in our natural gas distribution, natural gas marketing and pipeline, storage and other segments. However, our pipeline, storage and other segment uses financial instruments acquired from Atmos Energy Marketing, LLC (AEM) on the same terms that AEM received from an independent counterparty. On a consolidated basis, these financial instruments are reported in the natural gas marketing segment. We currently do not manage commodity price risk with financial instruments in our regulated transmission and storage segment.

Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions.

Regulated Commodity Risk Management Activities

Although our purchased gas cost adjustment mechanisms essentially insulate our natural gas distribution segment from commodity price risk, our customers are exposed to the effect of volatile natural gas prices. We manage this exposure through a combination of physical storage, fixed-price forward contracts and financial instruments, primarily over-the-counter swap and option contracts, in an effort to minimize the impact of natural gas price volatility on our customers during the winter heating season.

Our natural gas distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. Historically, if the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2009-2010 heating season, in the jurisdictions where we are permitted to utilize financial instruments, we anticipate hedging approximately 29 percent, or 26.9 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges.

The costs associated with and the gains and losses arising from the use of financial instruments to mitigate commodity price risk are included in our purchased gas adjustment mechanisms in accordance with regulatory requirements. Therefore, changes in the fair value of these financial instruments are initially recorded as a component of deferred gas costs and recognized in the consolidated statement of income as a component of purchased gas cost when the related costs are recovered through our rates and recognized in

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue in accordance with applicable authoritative accounting guidance. Accordingly, there is no earnings impact on our natural gas distribution segment as a result of the use of financial instruments.

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

We also perform asset optimization activities in both our natural gas marketing segment and pipeline, storage and other segment. Through asset optimization activities, we seek to maximize the economic value associated with the storage and transportation capacity we own or control. We attempt to meet this objective by engaging in natural gas storage transactions in which we seek to find and profit from pricing differences that occur over time. We purchase physical natural gas and then sell financial instruments at advantageous prices to lock in a gross profit margin. Through the use of transportation and storage services and financial instruments, we also seek to capture gross profit margin through the arbitrage of pricing differences that exist in various locations and by recognizing pricing differences that occur over time. Over time, gains and losses on the sale of storage gas inventory should be offset by gains and losses on the financial instruments, resulting in the realization of the economic gross profit margin we anticipated at the time we structured the original transaction.

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

We use financial instruments, designated as cash flow hedges of anticipated purchases and sales at index prices, to mitigate the commodity price risk in our natural gas marketing segment associated with deliveries under fixed-priced forward contracts to deliver gas to customers. These financial instruments have maturity dates ranging from one to 55 months. We use financial instruments, designated as fair value hedges, to hedge our natural gas inventory used in our asset optimization activities in our natural gas marketing and pipeline, storage and other segments.

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

Under our risk management policies, we seek to match our financial instrument positions to our physical storage positions as well as our expected current and future sales and purchase obligations to maintain no open positions at the end of each trading day. The determination of our net open position as of any day, however, requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. Our operations can also be affected by intraday fluctuations of gas prices, since the price of natural gas purchased or sold for future delivery earlier in the day may not be hedged until later in the day. At times, limited net open positions related to our existing and anticipated commitments may occur. At the close of business on December 31, 2009, AEH had net open positions (including existing storage) of 0.5 Bcf.

Interest Rate Risk Management Activities

Currently, we are not managing interest rate risk with financial instruments. However, in prior years, we periodically managed interest rate risk by entering into Treasury lock agreements to fix the Treasury yield component of the interest cost associated with anticipated financings. These Treasury locks were settled at various times at a cumulative net loss. These realized gains and losses were recorded as a component of accumulated other comprehensive income (loss) and are being recognized as a component of interest expense over the life of the associated notes from the date of settlement. The remaining amortization periods for these Treasury locks extend through fiscal 2035. However, the majority of the remaining amounts of these Treasury locks will be recognized through fiscal 2019.

Quantitative Disclosures Related to Financial Instruments

The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and income statements.

As of December 31, 2009, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of December 31, 2009, we had net long/(short) commodity contracts outstanding in the following quantities:

		Natural	Natural	Pipeline,
	Hedge	Gas	Gas	Storage
Contract Type	Designation	Distribution	Marketing	and Other
		Quantity (MMcf)

Commodity contracts	Fair Value	—	(17,318)	(2,420)
	Cash Flow	—	27,127	(4,660)
	Not designated	22,182	44,903	450

		22,182	54,712	(6,630)

Financial Instruments on the Balance Sheet

The following tables present the fair value and balance sheet classification of our financial instruments by operating segment as of December 31, 2009 and September 30, 2009. As required by authoritative accounting literature, the fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts below do not include $1.3 million of cash due on margin as of December 31, 2009 and $11.7 million of cash held on deposit in margin accounts as of September 30, 2009 to collateralize certain financial instruments. Therefore, these gross balances are not indicative of either our actual credit exposure or net economic exposure. Additionally, the amounts below will not be equal to the amounts presented on our condensed

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated balance sheet, nor will they be equal to the fair value information presented for our financial instruments in Note 4.

		Natural	Natural
		Gas	Gas
	Balance Sheet Location	Distribution	Marketing(1)	Total
		(In thousands)

December 31, 2009:
Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	$—	$37,258	$37,258
Noncurrent commodity contracts	Deferred charges and other assets	—	5,920	5,920
Liability Financial Instruments
Current commodity contracts	Other current liabilities	—	(36,276)	(36,276)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	(2,053)	(2,053)

Total		—	4,849	4,849
Not Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	849	39,230	40,079
Noncurrent commodity contracts	Deferred charges and other assets	105	7,764	7,869
Liability Financial Instruments
Current commodity contracts	Other current liabilities	(17,076)	(18,157)	(35,233)
Noncurrent commodity contracts	Deferred credits and other liabilities	(1,348)	(1,380)	(2,728)

Total		(17,470)	27,457	9,987

Total Financial Instruments		$(17,470)	$32,306	$14,836

(1)	Our pipeline, storage and other segment uses financial instruments acquired from AEM on the same terms that AEM received from an independent counterparty. On a consolidated basis, these financial instruments are reported in the natural gas marketing segment; however, the underlying hedged item is reported in the pipeline, storage and other segment.

		Natural	Natural
		Gas	Gas
	Balance Sheet Location	Distribution	Marketing(1)	Total
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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of Financial Instruments on the Income Statement

The following tables present the impact that financial instruments had on our condensed consolidated income statement, by operating segment, as applicable, for the three months ended December 31, 2009 and 2008.

Hedge ineffectiveness for our natural gas marketing and pipeline storage and other segments is recorded as a component of unrealized gross profit and primarily results from differences in the location and timing of the derivative instrument and the hedged item. Hedge ineffectiveness could materially affect our results of operations for the reported period. For the three months ended December 31, 2009 and 2008 we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $45.3 million and $20.4 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.

Fair Value Hedges

The impact of commodity contracts designated as fair value hedges and the related hedged item on our condensed consolidated income statement for the three months ended December 31, 2009 and 2008 is presented below.

	Three Months Ended December 31, 2009
	Natural	Pipeline,
	Gas	Storage and
	Marketing	Other	Consolidated
	(In thousands)

Commodity contracts	$(2,182)	$(457)	$(2,639)
Fair value adjustment for natural gas inventory designated as the hedged item	43,312	5,871	49,183

Total impact on revenue	$41,130	$5,414	$46,544

The impact on revenue is comprised of the following:
Basis ineffectiveness	$64	$—	$64
Timing ineffectiveness	41,066	5,414	46,480

	$41,130	$5,414	$46,544

	Three Months Ended December 31, 2008
	Natural	Pipeline,
	Gas	Storage and
	Marketing	Other	Consolidated
	(In thousands)

Commodity contracts	$25,683	$3,939	$29,622
Fair value adjustment for natural gas inventory designated as the hedged item	(11,860)	(1,553)	(13,413)

Total impact on revenue	$13,823	$2,386	$16,209

The impact on revenue is comprised of the following:
Basis ineffectiveness	$1,952	$—	$1,952
Timing ineffectiveness	11,871	2,386	14,257

	$13,823	$2,386	$16,209

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash Flow Hedges

The impact of cash flow hedges on our condensed consolidated income statements for the three months ended December 31, 2009 and 2008 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transaction. Therefore, this presentation is not indicative of the economic gross profit we realized or will realize when the underlying physical and financial transactions are settled.

	Three Months Ended December 31, 2009
	Natural		Pipeline,
	Gas	Natural Gas	Storage and
	Distribution	Marketing	Other	Consolidated
	(In thousands)

Gain (loss) reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(23,337)	$220	$(23,117)
Loss arising from ineffective portion of commodity contracts	—	(1,218)	—	(1,218)

Total impact on revenue	—	(24,555)	220	(24,335)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(670)	—	—	(670)

Total Impact from Cash Flow Hedges	$(670)	$(24,555)	$220	$(25,005)

	Three Months Ended December 31, 2008
	Natural		Pipeline,
	Gas	Natural Gas	Storage and
	Distribution	Marketing	Other	Consolidated
	(In thousands)

Gain (loss) reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(28,244)	$7,968	$(20,276)
Loss arising from ineffective portion of commodity contracts	—	4,192	—	4,192

Total impact on revenue	—	(24,052)	7,968	(16,084)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(1,269)	—	—	(1,269)

Total Impact from Cash Flow Hedges	$(1,269)	$(24,052)	$7,968	$(17,353)

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three months ended December 31, 2009 and 2008. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the income statement as incurred.

	Three Months Ended
	December 31
	2009	2008
	(In thousands)

Decrease in fair value:
Forward commodity contracts	$(7,447)	$(35,115)
Recognition of losses in earnings due to settlements:
Treasury lock agreements	422	787
Forward commodity contracts	14,101	12,571

Total other comprehensive income (loss) from hedging, net of tax(1)	$7,076	$(21,757)

(1)	Utilizing an income tax rate of approximately 37 percent comprised of the effective rates in each taxing jurisdiction.

Deferred losses recorded in AOCI associated with our treasury lock agreements are recognized into earnings as they are amortized, while deferred losses associated with commodity contracts are recognized into earnings upon settlement. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of December 31, 2009:

	Treasury
	Lock	Commodity
	Agreements	Contracts	Total
	(In thousands)

Next twelve months	$(1,687)	$(6,887)	$(8,574)
Thereafter	(5,389)	(1,605)	(6,994)

Total(1)	$(7,076)	$(8,492)	$(15,568)

(1)	Utilizing an income tax rate of approximately 37 percent comprised of the effective rates in each taxing jurisdiction.

Financial Instruments Not Designated as Hedges

The impact of financial instruments that have not been designated as hedges on our condensed consolidated income statements for the three months ended December 31, 2009 and 2008 is presented below. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this presentation is not indicative of the economic gross profit we realized or will realize when the underlying physical and financial transactions are settled.

As discussed above, financial instruments used in our natural gas distribution segment are not designated as hedges. However, there is no earnings impact on our natural gas distribution segment as a result of the use of these financial instruments because the gains and losses arising from the use of these financial instruments are recognized in the consolidated statement of income as a component of purchased gas cost when the related costs are recovered through our rates and recognized in revenue. Accordingly, the impact of these financial instruments is excluded from this presentation.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	December 31
	2009	2008
	(In thousands)

Natural gas marketing commodity contracts	$14,275	$(3,832)
Pipeline, storage and other commodity contracts	1,007	(83)

Total impact on revenue	$15,282	$(3,915)

4.	Fair Value Measurements

We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information and minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. During the first quarter of fiscal 2010, there were no changes in these methods.

Effective October 1, 2009, the authoritative guidance related to nonrecurring fair value measurements became effective for us for certain assets including asset retirement obligations, most nonfinancial assets and liabilities that may be acquired in a business combination and impairment analyses performed for nonfinancial assets. The adoption of the FASB’s fair value guidance for the reporting of these nonrecurring fair value measurements did not have a material impact on our financial position, results of operations or cash flows for the three months ended December 31, 2009.

Although fair value measurements also apply to the valuation of our pension and post-retirement plan assets, the current fair value disclosure requirements are not applicable to our pension and post-retirement plan assets. Accordingly, these plan assets are not included in the tabular disclosures below. However, similar disclosures about fair value measurements for our pension and post-retirement plan assets will be disclosed in our Annual Report on Form 10-K for the fiscal year ending September 30, 2010.

Quantitative Disclosures

Financial Instruments

The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following table summarizes, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009. Assets

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable	Netting and
	Markets	Inputs	Inputs	Cash	December 31,
	(Level 1)	(Level 2)	(Level 3)	Collateral(1)	2009
	(In thousands)

Assets:
Financial instruments
Natural gas distribution segment	$—	$954	$—	$—	$954
Natural gas marketing segment	17,209	72,963	—	(56,568)	33,604

Total financial instruments	17,209	73,917	—	(56,568)	34,558
Hedged portion of gas stored underground
Natural gas marketing segment	99,690	—	—	—	99,690
Pipeline, storage and other segment(2)	12,529	—	—	—	12,529

Total gas stored underground	112,219	—	—	—	112,219
Available-for-sale securities	42,184	—	—	—	42,184

Total assets	$171,612	$73,917	$—	$(56,568)	$188,961

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$18,424	$—	$—	$18,424
Natural gas marketing segment	38,332	19,534	—	(55,253)	2,613

Total liabilities	$38,332	$37,958	$—	$(55,253)	$21,037

(1)	This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and authoritative accounting literature. In addition, as of December 31, 2009, we had $1.3 million of cash due on margin accounts used to collateralize certain financial instruments which has been reflected as a reduction to our financial instrument assets.

(2)	Our pipeline, storage and other segment uses financial instruments acquired from AEM on the same terms that AEM received from an independent counterparty. On a consolidated basis, these financial instruments are reported in the natural gas marketing segment; however, the underlying hedged item is reported in the pipeline, storage and other segment.

Other Fair Value Measures

Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations. The following table presents the carrying value and fair value of our debt as of December 31, 2009:

December 31, 2009
(In thousands)

Carrying Amount	$2,172,827
Fair Value	$2,310,405

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt

Long-term debt

Long-term debt at December 31, 2009 and September 30, 2009 consisted of the following:

	December 31,	September 30,
	2009	2009
	(In thousands)

Unsecured 7.375% Senior Notes, due May 2011	$350,000	$350,000
Unsecured 10% Notes, due December 2011	2,303	2,303
Unsecured 5.125% Senior Notes, due 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	500,000
Unsecured 6.35% Senior Notes, due 2017	250,000	250,000
Unsecured 8.50% Senior Notes, due 2019	450,000	450,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Medium term notes
Series A, 1995-2, 6.27%, due December 2010	10,000	10,000
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Rental property term note due in installments through 2013	524	524

Total long-term debt	2,172,827	2,172,827
Less:
Original issue discount on unsecured senior notes and debentures	(3,226)	(3,296)
Current maturities	(10,131)	(131)

	$2,159,470	$2,169,400

As noted above, our Series A, 1995-2, 6.27% medium term note will mature in December 2010; accordingly, it has been classified within the current maturities of long-term debt.

Short-term debt

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply our customers’ needs could significantly affect our borrowing requirements. Our short-term borrowings typically reach their highest levels in the winter months.

We finance our short-term borrowing requirements through a combination of a $566.7 million commercial paper program and four committed revolving credit facilities with third-party lenders that provide approximately $1.2 billion of working capital funding. At December 31, 2009, there was a total of $179.7 million outstanding under our commercial paper program. At September 30, 2009, there was a total of $72.6 million outstanding under our commercial paper program. As of December 31, 2009, our commercial paper had maturities of less than two weeks with an interest rate of 0.27 percent. We also use intercompany credit facilities to supplement the funding provided by these third-party committed credit facilities. These facilities are described in greater detail below.

Regulated Operations

We fund our regulated operations as needed, primarily through a $566.7 million commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$800 million of working capital funding. The first facility is a five-year unsecured facility, expiring December 2011, that bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from 0.30 percent to 0.75 percent, based on the Company’s credit ratings. This credit facility serves as a backup liquidity facility for our commercial paper program. At December 31, 2009, there were no borrowings under this facility, but we had $179.7 million of commercial paper outstanding leaving $387.0 million available.

The second facility is a $200 million unsecured 364-day facility that expires in October 2010. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from 1.75 percent to 3.00 percent, based on the Company’s credit ratings. At December 31, 2009, there were no borrowings outstanding under this facility.

The third facility is a $25 million unsecured facility that bears interest at a daily negotiated rate, generally based on the Federal Funds rate plus a variable margin. At December 31, 2009, there were no borrowings outstanding under this facility.

The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At December 31, 2009, our total-debt-to-total-capitalization ratio, as defined, was 54 percent. In addition, both the interest margin over the Eurodollar rate and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.

In addition to these third-party facilities, the Company has a $200 million intercompany revolving credit facility provided by AEH. This facility bears interest at the lower of (i) the one-month LIBOR rate plus 0.45 percent or (ii) the marginal borrowing rate available to the Company on the date of borrowing. The marginal borrowing rate is defined as the lower of (i) a rate based upon the lower of the Prime Rate or the Eurodollar rate under the five year revolving credit facility or (ii) the lowest rate outstanding under the commercial paper program. Applicable state regulatory commissions have approved the facility through December 31, 2010. There was $35.5 million outstanding under this facility at December 31, 2009.

Nonregulated Operations

On December 10, 2009, AEM and the participating banks amended and restated AEM’s $450 million committed revolving credit facility extending it to December 9, 2010.

AEM uses this facility primarily to issue letters of credit and, on a less frequent basis, to borrow funds for gas purchases and other working capital needs. At AEM’s option, borrowings made under the credit facility are based on a base rate or an offshore rate, in each case plus an applicable margin. The base rate is a floating rate equal to the higher of: (a) 0.50 percent per annum above the latest Federal Funds rate; (b) the per annum rate of interest established by BNP Paribas from time to time as its “prime rate” or “base rate” for U.S. dollar loans; (c) an offshore rate (based on LIBOR with a three-month interest period) as in effect from time to time; and (d) the “cost of funds” rate which is the cost of funds as reasonably determined by the administrative agent plus 0.50 percent. The offshore rate is a floating rate equal to the higher of (a) an offshore rate based upon LIBOR for the applicable interest period; and (b) a “cost of funds” rate referred to above. In the case of both base rate and offshore rate loans, the applicable margin ranges from 2.250 percent to 2.625 percent per annum, depending on the excess tangible net worth of AEM, as defined in the credit facility. This facility has swing line loan features, which allow AEM to borrow, on a same day basis, an amount ranging from $17 million to $27 million based on the terms of an election within the agreement. This facility is collateralized by substantially all of the assets of AEM and is guaranteed by AEH.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, there were no borrowings outstanding under this credit facility. However, at December 31, 2009, AEM letters of credit totaling $38.0 million had been issued under the facility, which reduced the amount available by a corresponding amount. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility was $250.8 million at December 31, 2009.

AEM is required by the financial covenants in this facility to maintain a ratio of total liabilities to tangible net worth that does not exceed a maximum of 5 to 1. At December 31, 2009, AEM’s ratio of total liabilities to tangible net worth, as defined, was 0.96 to 1. Additionally, AEM must maintain minimum levels of net working capital and net worth ranging from $75 million to $112.5 million. As defined in the financial covenants, at December 31, 2009, AEM’s net working capital was $246.7 million and its tangible net worth was $257.9 million.

To supplement borrowings under this facility, AEM has a $200 million intercompany demand credit facility with AEH, which bears interest at the greater of (i) the one-month LIBOR rate plus 2.00 percent or (ii) the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent. Amounts outstanding under this facility are subordinated to AEM’s committed credit facility. There was $45.0 million in borrowings outstanding under this facility at December 31, 2009.

Finally, AEH has a $200 million intercompany demand credit facility with AEC, which bears interest at greater of (i) the one-month LIBOR rate plus 2.00 percent or (ii) the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent. Applicable state regulatory commissions have approved the new facility through December 31, 2010. There were no borrowings outstanding under this facility at December 31, 2009.

Shelf Registration

On March 23, 2009, we filed a registration statement with the SEC to issue, from time to time, up to $900 million in common stock and/or debt securities available for issuance.

As of December 31, 2009, we had $450 million of availability remaining under the registration statement. However, due to certain restrictions placed by one state regulatory commission on our ability to issue securities under the registration statement, we now have remaining and available for issuance a total of approximately $200 million of equity securities and $250 million of debt securities.

As of February 2, 2010, we had received approvals from all requisite state regulatory commissions to issue a total of $1.3 billion in common stock and/or debt securities under a new shelf registration statement, including the carryforward of the $450 million of securities remaining available for issuance under our shelf registration statement filed with the SEC on March 23, 2009. Due to certain restrictions imposed by one state regulatory commission on our ability to issue securities under the new registration statement, we will be able to issue a total of $950 million in debt securities and $350 million in equity securities. We expect to file a registration statement with the SEC to register such securities as soon as practicable.

Debt Covenants

In addition to the financial covenants described above, our credit facilities and public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers.

Additionally, our public debt indentures relating to our senior notes and debentures, as well as our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We were in compliance with all of our debt covenants as of December 31, 2009. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

6.	Earnings Per Share

As discussed in Note 2, since we have non-vested share-based payments with a nonforfeitable right to dividends or dividend equivalents (referred to as participating securities) we are required to use the two-class method of computing earnings per share as of October 1, 2009. The Company’s non-vested restricted stock and restricted stock units, for which vesting is predicated solely on the passage of time granted under the 1998 Long-Term Incentive Plan, are considered to be participating securities. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. The presentation of earnings per share for previously reported periods has been adjusted due to the retrospective adoption of this standard. Basic and diluted earnings per share for the three months ended December 31, 2009 and 2008 are calculated as follows:

	Three Months Ended
	December 31
	2009	2008
	(In thousands, except per share amounts)

Basic Earnings Per Share
Net income	$93,330	$75,963
Less: Income allocated to participating securities	1,037	708

Net income available to common shareholders	$92,293	$75,255

Basic weighted average shares outstanding	92,152	90,471

Net income per share — Basic	$1.00	$0.83

Diluted Earnings Per Share
Net income available to common shareholders	$92,293	$75,255
Effect of dilutive stock options and other shares	3	1

Net income available to common shareholders	$92,296	$75,256

Basic weighted average shares outstanding	92,152	90,471
Additional dilutive stock options and other shares	357	298

Diluted weighted average shares outstanding	92,509	90,769

Net income per share — Diluted	$1.00	$0.83

There were no out-of-the-money stock options excluded from the computation of diluted earnings per share for the three months ended December 31, 2009 as their exercise price was less than the average market price of the common stock during that period. There were approximately 231,000 out-of-the-money stock

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options excluded from the computation of diluted earnings per share for the three months ended December 31, 2008.

7.	Interim Pension and Other Postretirement Benefit Plan Information

The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three months ended December 31, 2009 and 2008 are presented in the following table. Most of these costs are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our gas distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended December 31
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(In thousands)

Components of net periodic pension cost:
Service cost	$3,993	$3,703	$3,360	$2,946
Interest cost	6,524	7,554	3,018	3,520
Expected return on assets	(6,320)	(6,238)	(615)	(573)
Amortization of transition asset	—	—	378	378
Amortization of prior service cost	(193)	(183)	(375)	—
Amortization of actuarial loss	2,822	955	93	—

Net periodic pension cost	$6,826	$5,791	$5,859	$6,271

The assumptions used to develop our net periodic pension cost for the three months ended December 31, 2009 and 2008 are as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Discount rate	5.52%	7.57%	5.52%	7.57%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.25%	8.25%	5.00%	5.00%

The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2010. Based upon this valuation, we expect we will be required to contribute less than $30 million to our pension plans by September 15, 2010.

We contributed $3.2 million to our other post-retirement benefit plans during the three months ended December 31, 2009. We expect to contribute a total of approximately $13 million to these plans during fiscal 2010.

For our Supplemental Executive Retirement Plans, we own equity securities that are classified as available-for-sale securities. These securities are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). We regularly evaluate the performance of these investments on a fund by fund basis for impairment, taking into consideration the fund’s purpose, volatility and current returns. If a determination is made that a decline in fair value is other than temporary, the related fund is written down to its estimated fair value and the other-than-temporary impairment is recognized in the income statement.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets for the supplemental plans are held in separate rabbi trusts and comprise the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In thousands)

As of December 31, 2009:
Domestic equity mutual funds	$26,333	$4,052	$—	$30,385
Foreign equity mutual funds	4,081	953	—	5,034
Money market funds	6,765	—	—	6,765

	$37,179	$5,005	$—	$42,184

As of September 30, 2009:
Domestic equity mutual funds	$26,012	$3,012	$—	$29,024
Foreign equity mutual funds	4,047	893	—	4,940
Money market funds	7,735	—	—	7,735

	$37,794	$3,905	$—	$41,699

The following table presents interest and dividends on available-for-sale securities for the three months ended December 31, 2009 and 2008:

	Three Months Ended
	December 31
	2009	2008
	(In thousands)

Interest	$3	$—
Dividends	101	167

Total interest and dividends	$104	$167

The following table presents realized losses on available-for-sale securities for the three months ended December 31, 2009 and 2008. The gross realized investment losses exclude losses from other-than-temporary impairment:

	Three Months Ended
	December 31
	2009	2008
	(In thousands)

Gross realized investment gains	$—	$—
Gross realized investment losses	—	(81)

Net realized losses	$—	$(81)

During the three months ended December 31, 2008, we recorded a $2.1 million noncash charge to impair certain available-for-sale investments due to deterioration of the market and the uncertainty of a full recovery. We did not maintain any investments that are in an unrealized loss position at December 31, 2009.

8.	Commitments and Contingencies

Litigation and Environmental Matters

With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 12 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30,

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, there were no material changes in the status of such litigation and environmental-related matters or claims during the three months ended December 31, 2009. We continue to believe that the final outcome of such litigation and environmental-related matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Purchase Commitments

AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At December 31, 2009, AEM was committed to purchase 94.7 Bcf within one year, 12.3 Bcf within one to three years and 1.9 Bcf after three years under indexed contracts. AEM is committed to purchase 3.7 Bcf within one year, 0.6 Bcf within one to three years and 0.2 Bcf after three years under fixed price contracts with prices ranging from $4.57 to $6.43 per Mcf. Purchases under these contracts totaled $354.1 million and $527.5 million for the three months ended December 31, 2009 and 2008.

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

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in this service area which obligate it to purchase specified volumes at market and fixed prices. The estimated commitments under these contracts as of December 31, 2009 are as follows (in thousands):

2010	$202,676
2011	7,491
2012	7,256
2013	7,481
2014	2,540
Thereafter	—

$227,444

Our natural gas marketing and pipeline, storage and other segments maintain long-term contracts related to storage and transportation. The estimated contractual demand fees for contracted storage and transportation under these contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. There were no material changes to the estimated storage and transportation fees for the quarter ended December 31, 2009.

Regulatory Matters

As previously described in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, in December 2007, the Company received data requests from the Division of Investigations of the Office of Enforcement of the Federal Energy Regulatory Commission (the “Commission”) in connection with its investigation into possible violations of the

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commission’s posting and competitive bidding regulations for pre-arranged released firm capacity on natural gas pipelines.

After responding to two sets of data requests received from the Commission, the Commission agreed to allow us to conduct our own internal investigation into compliance with the Commission’s rules. We have completed our internal investigation and submitted the results to the Commission. During our investigation, we identified certain non-compliant transactions, and we continue to fully cooperate with the Commission as we work to resolve this matter. We have accrued what we believe is an adequate amount for the anticipated resolution of this proceeding. While the ultimate resolution of this investigation cannot be predicted with certainty, we believe that the final outcome will not have a material adverse effect on our financial condition, results of operations or cash flows.

As of December 31, 2009, rate cases were in progress in our City of Dallas, Colorado, Kentucky, Missouri and Georgia service areas and annual rate filing mechanisms were in progress in our Louisiana service area. These regulatory proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments.

9.	Concentration of Credit Risk

Information regarding our concentration of credit risk is disclosed in Note 14 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. During the three months ended December 31, 2009, there were no material changes in our concentration of credit risk.

10.	Segment Information

As discussed in Note 1 above, we operate the Company through the following four segments:

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

Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. Although our natural gas distribution segment operations are geographically dispersed, they are reported as a single segment as each natural gas distribution division has similar economic characteristics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We evaluate performance based on net income or loss of the respective operating units.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income statements for the three month periods ended December 31, 2009 and 2008 by segment are presented in the following tables:

	Three Months Ended December 31, 2009
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$802,686	$19,842	$460,821	$9,503	$—	$1,292,852
Intersegment revenues	208	27,018	83,450	2,120	(112,796)	—

	802,894	46,860	544,271	11,623	(112,796)	1,292,852
Purchased gas cost	508,267	—	484,486	1,633	(112,383)	882,003

Gross profit	294,627	46,860	59,785	9,990	(413)	410,849
Operating expenses
Operation and maintenance	96,033	17,579	8,755	1,908	(413)	123,862
Depreciation and amortization	47,857	4,942	411	629	—	53,839
Taxes, other than income	37,990	3,267	935	360	—	42,552

Total operating expenses	181,880	25,788	10,101	2,897	(413)	220,253

Operating income	112,747	21,072	49,684	7,093	—	190,596
Miscellaneous income (expense)	657	43	208	453	(1,630)	(269)
Interest charges	29,678	7,968	2,378	314	(1,630)	38,708

Income before income taxes	83,726	13,147	47,514	7,232	—	151,619
Income tax expense	32,278	4,693	18,502	2,816	—	58,289

Net income	$51,448	$8,454	$29,012	$4,416	$—	$93,330

Capital expenditures	$100,462	$13,759	$406	$812	$—	$115,439

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended December 31, 2008
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$1,055,772	$30,222	$616,844	$13,494	$—	$1,716,332
Intersegment revenues	196	24,460	170,651	2,954	(198,261)	—

	1,055,968	54,682	787,495	16,448	(198,261)	1,716,332
Purchased gas cost	757,584	—	757,472	3,903	(197,839)	1,321,120

Gross profit	298,384	54,682	30,023	12,545	(422)	395,212
Operating expenses
Operation and maintenance	96,218	27,337	8,460	1,170	(508)	132,677
Depreciation and amortization	47,139	4,955	401	631	—	53,126
Taxes, other than income	40,746	2,788	593	10	—	44,137
Asset impairments	1,776	232	56	14	—	2,078

Total operating expenses	185,879	35,312	9,510	1,825	(508)	232,018

Operating income	112,505	19,370	20,513	10,720	86	163,194
Miscellaneous income (expense)	3,121	815	301	2,161	(6,699)	(301)
Interest charges	32,887	8,079	3,902	736	(6,613)	38,991

Income before income taxes	82,739	12,106	16,912	12,145	—	123,902
Income tax expense	32,606	4,445	6,337	4,551	—	47,939

Net income	$50,133	$7,661	$10,575	$7,594	$—	$75,963

Capital expenditures	$89,003	$5,060	$29	$13,275	$—	$107,367

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at December 31, 2009 and September 30, 2009 by segment is presented in the following tables:

	December 31, 2009
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

ASSETS
Property, plant and equipment, net	$3,758,014	$681,993	$7,354	$75,827	$—	$4,523,188
Investment in subsidiaries	596,473	—	(2,096)	—	(594,377)	—
Current assets
Cash and cash equivalents	33,718	—	140,654	457	—	174,829
Assets from risk management activities	849	—	22,033	3,337	(3,337)	22,882
Other current assets	744,761	16,511	331,107	102,735	(106,247)	1,088,867
Intercompany receivables	522,405	—	—	144,092	(666,497)	—

Total current assets	1,301,733	16,511	493,794	250,621	(776,081)	1,286,578
Intangible assets	—	—	1,304	—	—	1,304
Goodwill	571,592	132,300	24,282	10,429	—	738,603
Noncurrent assets from risk management activities	105	—	11,571	—	—	11,676
Deferred charges and other assets	289,106	6,476	1,024	17,469	—	314,075

	$6,517,023	$837,280	$537,233	$354,346	$(1,370,458)	$6,875,424

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,258,076	$179,654	$119,019	$297,800	$(596,473)	$2,258,076
Long-term debt	2,159,077	—	—	393	—	2,159,470

Total capitalization	4,417,153	179,654	119,019	298,193	(596,473)	4,417,546
Current liabilities
Current maturities of long-term debt	10,000	—	—	131	—	10,131
Short-term debt	215,162	—	45,000	—	(80,450)	179,712
Liabilities from risk management activities	17,076	—	4,628	3	(3,337)	18,370
Other current liabilities	689,643	10,379	256,627	41,241	(23,701)	974,189
Intercompany payables	—	550,047	116,450	—	(666,497)	—

Total current liabilities	931,881	560,426	422,705	41,375	(773,985)	1,182,402
Deferred income taxes	489,899	92,932	(6,422)	12,014	—	588,423
Noncurrent liabilities from risk management activities	1,348	—	1,319	—	—	2,667
Regulatory cost of removal obligation	314,126	—	—	—	—	314,126
Deferred credits and other liabilities	362,616	4,268	612	2,764	—	370,260

	$6,517,023	$837,280	$537,233	$354,346	$(1,370,458)	$6,875,424

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2009
	Natural	Transmission	Natural	Pipeline,
	Gas	and	Gas	Storage
	Distribution	Storage	Marketing	and Other	Eliminations	Consolidated
	(In thousands)

ASSETS
Property, plant and equipment, net	$3,703,471	$672,829	$7,112	$55,691	$—	$4,439,103
Investment in subsidiaries	547,936	—	(2,096)	—	(545,840)	—
Current assets
Cash and cash equivalents	23,655	—	87,266	282	—	111,203
Assets from risk management activities	4,395	—	27,424	2,765	(2,941)	31,643
Other current assets	499,155	17,017	157,846	112,551	(100,475)	686,094
Intercompany receivables	552,408	—	—	128,104	(680,512)	—

Total current assets	1,079,613	17,017	272,536	243,702	(783,928)	828,940
Intangible assets	—	—	1,461	—	—	1,461
Goodwill	571,592	132,300	24,282	10,429	—	738,603
Noncurrent assets from risk management activities	1,620	—	12,415	6	(6)	14,035
Deferred charges and other assets	290,327	11,932	1,065	18,300	—	321,624

	$6,194,559	$834,078	$316,775	$328,128	$(1,329,774)	$6,343,766

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,176,761	$171,200	$83,354	$293,382	$(547,936)	$2,176,761
Long-term debt	2,169,007	—	—	393	—	2,169,400

Total capitalization	4,345,768	171,200	83,354	293,775	(547,936)	4,346,161
Current liabilities
Current maturities of long-term debt	—	—	—	131	—	131
Short-term debt	158,942	—	—	—	(86,392)	72,550
Liabilities from risk management activities	20,181	—	4,060	182	(2,941)	21,482
Other current liabilities	510,749	9,251	116,078	19,167	(11,987)	643,258
Intercompany payables	—	557,190	123,322	—	(680,512)	—

Total current liabilities	689,872	566,441	243,460	19,480	(781,832)	737,421
Deferred income taxes	477,352	92,250	(10,675)	12,013	—	570,940
Noncurrent liabilities from risk management activities	—	—	6	—	(6)	—
Regulatory cost of removal obligation	321,086	—	—	—	—	321,086
Deferred credits and other liabilities	360,481	4,187	630	2,860	—	368,158

	$6,194,559	$834,078	$316,775	$328,128	$(1,329,774)	$6,343,766

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Atmos Energy Corporation

We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation as of December 31, 2009, the related condensed consolidated statements of income for the three-month periods ended December 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three-month periods ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Atmos Energy Corporation as of September 30, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated November 16, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Ernst & Young LLP

Dallas, Texas
February 3, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2009.

Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties, which are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, include the following: our ability to continue to access the credit markets to satisfy our liquidity requirements; the impact of adverse economic conditions on our customers; increased costs of providing pension and postretirement health care benefits and increased funding requirements; market risks beyond our control affecting our risk management activities including market liquidity, commodity price volatility, increasing interest rates and counterparty creditworthiness; regulatory trends and decisions, including the impact of rate proceedings before various state regulatory commissions; increased federal regulatory oversight and potential penalties; the impact of environmental regulations on our business; the possible impact of future additional regulatory and financial risks associated with global warming and climate change; the concentration of our distribution, pipeline and storage operations in Texas; adverse weather conditions; the effects of inflation and changes in the availability and price of natural gas; the capital-intensive nature of our gas distribution business; increased competition from energy suppliers and alternative forms of energy; the inherent hazards and risks involved in operating our gas distribution business; natural disasters, terrorist activities or other events; and other risks and uncertainties discussed herein, all of which are difficult to predict and many of which are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

Atmos Energy and our subsidiaries are engaged primarily in the regulated natural gas distribution and transportation and storage businesses as well as other nonregulated natural gas businesses. We distribute natural gas through sales and transportation arrangements to over 3 million residential, commercial, public authority and industrial customers throughout our six regulated natural gas distribution divisions, which cover service areas located in 12 states. In addition, we transport natural gas for others through our regulated distribution and pipeline systems.

Through our nonregulated businesses, we primarily provide natural gas management and marketing services to municipalities, other local gas distribution companies and industrial customers primarily in the Midwest and Southeast and natural gas transportation and storage services to certain of our natural gas distribution divisions and to third parties. Through our asset optimization activities, we also seek to maximize the economic value associated with the storage and transportation capacity we own or control.

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

Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and include the following:

•	Regulation

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Financial Instruments and Hedging Activities

•	Impairment Assessments

•	Pension and Other Postretirement Plans

•	Fair Value Measurements

Our critical accounting policies are reviewed quarterly by the Audit Committee. There were no significant changes to these critical accounting policies during the three months ended December 31, 2009.

RESULTS OF OPERATIONS

We reported net income of $93.3 million, or $1.00 per diluted share for the three months ended December 31, 2009 compared with net income of $76.0 million, or $0.83 per diluted share in the prior-year quarter. Regulated operations contributed 64 percent of our net income during this period with our nonregulated operations contributing the remaining 36 percent. The primary driver in the 23 percent quarter-over-quarter increase in net income was due to our natural gas marketing segment experiencing a significant increase in unrealized margins primarily through our asset optimization activities. The favorable movement in our unrealized margins was primarily the result of two factors. First, we experienced a narrowing of spreads between current cash prices and forward natural gas prices. Secondly, we elected to defer storage withdrawal gains and roll the associated financial instruments from the current quarter to future months in order to maximize our overall economic value that should ultimately be realized. As a result, gains that are typically realized during the first quarter remained unrealized as of December 31, 2009.

During the quarter, we also experienced the ongoing impact of challenging economic times. This was reflected in declines in the demand for natural gas as a result of idle production and plant closures, which contributed to a 29 percent quarter-over-quarter decrease in consolidated throughput in our regulated transmission and storage segment and a seven percent quarter-over-quarter decrease in consolidated sales volumes in our natural gas marketing segment. However, colder than normal weather during the current quarter, which resulted in increased throughput of seven percent, and recent improvements in rate designs in our natural gas distribution segment partially offset these declines.

During the quarter we continued to successfully access the capital markets. In October 2009, we renewed a $200 million 364-day committed credit facility and in December 2009 we renewed a $450 million 364-day committed credit facility for our nonregulated operations. These facilities should help ensure we have sufficient liquidity to fund our working capital needs.

The following table presents our consolidated financial highlights for the three months ended December 31, 2009 and 2008:

	Three Months Ended
	December 31
	2009	2008
	(In thousands,
	except per share data)

Operating revenues	$1,292,852	$1,716,332
Gross profit	410,849	395,212
Operating expenses	220,253	232,018
Operating income	190,596	163,194
Miscellaneous expense	(269)	(301)
Interest charges	38,708	38,991
Income before income taxes	151,619	123,902
Income tax expense	58,289	47,939
Net income	$93,330	$75,963
Diluted net income per share	$1.00	$0.83

Our consolidated net income during the three months ended December 31, 2009 and 2008 was earned in each of our business segments as follows:

	Three Months Ended
	December 31
	2009	2008	Change
	(In thousands)

Natural gas distribution segment	$51,448	$50,133	$1,315
Regulated transmission and storage segment	8,454	7,661	793
Natural gas marketing segment	29,012	10,575	18,437
Pipeline, storage and other segment	4,416	7,594	(3,178)

Net income	$93,330	$75,963	$17,367

The following table reflects our consolidated net income and diluted earnings per share in our regulated and nonregulated operations:

	Three Months Ended
	December 31
	2009	2008	Change
	(In thousands, except per share data)

Regulated operations	$59,902	$57,794	$2,108
Nonregulated operations	33,428	18,169	15,259

Consolidated net income	$93,330	$75,963	$17,367

Diluted EPS from regulated operations	$0.64	$0.63	$0.01
Diluted EPS from nonregulated operations	0.36	0.20	0.16

Consolidated diluted EPS	$1.00	$0.83	$0.17

Three Months Ended December 31, 2009 compared with Three Months Ended December 31, 2008

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

Our natural gas distribution operations are also affected by the cost of natural gas. The cost of gas is passed through to our customers without markup. Therefore, increases in the cost of gas are offset by a corresponding increase in revenues. Accordingly, we believe gross profit is a better indicator of our financial performance than revenues. However, gross profit in our Texas and Mississippi service areas includes franchise fees and gross receipts taxes, which are calculated as a percentage of revenue (inclusive of gas costs). Therefore, the amount of these taxes included in revenues is influenced by the cost of gas and the level of gas sales volumes. We record the associated tax expense as a component of taxes, other than income. Although changes in these revenue-related taxes arising from changes in gas costs affect gross profit, over time the impact is offset within operating income. Prior to January 1, 2009, timing differences existed between the recognition of revenue for franchise fees collected from our customers and the recognition of expense of franchise taxes. These timing differences had a significant temporary effect on operating income in periods with volatile gas prices, particularly in our Mid-Tex Division. Beginning January 1, 2009, changes in our franchise fee agreements in our Mid-Tex Division became effective, which have significantly reduced the impact of this timing difference. Although this timing difference will still be present for gross receipts taxes, the timing differences described above have been and should continue to be less significant.

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

Review of Financial and Operating Results

Financial and operational highlights for our natural gas distribution segment for the three months ended December 31, 2009 and 2008 are presented below.

	Three Months Ended
	December 31
	2009	2008	Change
	(In thousands, unless otherwise noted)

Gross profit	$294,627	$298,384	$(3,757)
Operating expenses	181,880	185,879	(3,999)

Operating income	112,747	112,505	242
Miscellaneous income	657	3,121	(2,464)
Interest charges	29,678	32,887	(3,209)

Income before income taxes	83,726	82,739	987
Income tax expense	32,278	32,606	(328)

Net income	$51,448	$50,133	$1,315

Consolidated natural gas distribution sales volumes — MMcf	99,314	91,446	7,868
Consolidated natural gas distribution transportation volumes — MMcf	35,207	34,336	871

Total consolidated natural gas distribution throughput — MMcf	134,521	125,782	8,739

Consolidated natural gas distribution average transportation revenue per Mcf	$0.46	$0.45	$0.01
Consolidated natural gas distribution average cost of gas per Mcf sold	$5.12	$8.28	$(3.16)

The following table shows our operating income by natural gas distribution division, in order of total customers served, for the three months ended December 31, 2009 and 2008. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended
	December 31
	2009	2008	Change
	(In thousands)

Mid-Tex	$50,381	$52,678	$(2,297)
Kentucky/Mid-States	17,803	19,025	(1,222)
Louisiana	13,407	14,584	(1,177)
West Texas	11,757	8,013	3,744
Mississippi	9,802	8,435	1,367
Colorado-Kansas	8,606	8,601	5
Other	991	1,169	(178)

Total	$112,747	$112,505	$242

The $3.8 million decrease in natural gas distribution gross profit primarily reflects a prior-year quarter event that did not recur in the current year as well as revenue taxes as follows:

•	$8.0 million decrease due to a prior year non-recurring update to our estimate for gas delivered to customers but not yet billed to reflect changes in base rates in several of our jurisdictions.

•	$7.6 million decrease due to lower revenue-related taxes primarily as a result of lower-priced natural gas, partially offset by the associated franchise and state gross receipts tax expense recorded as a component of taxes other than income discussed below.

These decreases were partially offset by:

•	$9.8 million net increase in rate adjustments, primarily in West Texas, Louisiana, Mid-Tex and Mississippi.

•	$2.2 million increase as a result of a seven percent increase in consolidated throughput primarily associated with higher residential and commercial consumption and colder weather in most of our service areas.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense, taxes, other than income and asset impairments decreased $4.0 million, primarily due to the following:

•	$2.8 million decrease in taxes other than income due to lower franchise fees and state gross receipts taxes.

•	$1.8 million decrease due to the absence of an impairment charge for available-for-sale securities recorded in December 2008.

•	$0.8 million decrease in allowance for doubtful accounts due to a 38 percent quarter-over-quarter decline in the average cost of gas.

These decreases were partially offset by a $1.5 million increase in employee-related expenses.

Miscellaneous income decreased $2.5 million due to lower interest income. Interest charges decreased $3.2 million primarily due to lower short-term debt balances and interest rates.

Recent Ratemaking Developments

Significant ratemaking developments that occurred during the three months ended December 31, 2009 are discussed below. The amounts described below represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling.

Annual net operating income increases totaling $10.2 million resulting from ratemaking activity became effective in the quarter ended December 31, 2009 as summarized below:

Annual Increase to
Rate Action	Operating Income
(In thousands)

Rate case filings	$1,397
Annual rate filing mechanisms	7,172
Other rate activity	1,675

$10,244

Additionally, the following ratemaking efforts were in progress during the first quarter of fiscal 2010 but had not been completed as of December 31, 2009.

			Operating
			Income
Division	Rate Action	Jurisdiction	Requested
			(In thousands)

Mid-Tex	Rate Case(1)	Dallas & Environs	$7,743
Colorado/Kansas	Rate Case(2)	Colorado	3,834
	Ad Valorem True Up(3)	Kansas	392
KY/Mid-States	Rate Case	Kentucky	9,486
	Rate Case	Missouri	6,439
	Rate Case	Georgia	3,776
	ISRS(4)	Missouri	597
Louisiana	RSC	Louisiana	1,841

			$34,108

(1)	In January 2010, we resolved our pending rate case for the City of Dallas and Eviron’s. Initiated in November 2008 and subsequently amended, the case sought an increase of $8.8 million for City of Dallas and Environs customers. In its final order, the Railroad Commission of Texas approved a $3.0 million increase in operating income earned from these customers based on a 10.4 percent return on equity. Net of the GRIP 2008 rates that should be superseded, operating income will increase $0.2 million. The ruling also provided for regulatory accounting treatment for certain costs related to storage assets and costs moving from our Mid-Tex Division within our natural gas distribution segment to our regulated transmission and storage segment.

(2)	The Commission approved an increase of $1.9 million and new rates were implemented beginning in January 2010.

(3)	In December 2009, our Colorado/Kansas Division filed an Ad Valorem True-up filing for $0.4 million. The Commission approved the increase of $0.4 million and new rates were implemented beginning in January 2010.

(4)	Infrastructure System Replacement Surcharge (ISRS) relates to maintenance capital investments made since the previous rate case.

Additionally, in January 2010, our Colorado/Kansas Division filed a rate case in Kansas requesting an increase in operating income of $6.0 million.

A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return to our shareholders and ensure that we continue to deliver reliable, reasonably priced natural gas service to our customers. The following table summarizes our recent rate cases:

		Increase in Annual	Effective
Division	State	Operating Income	Date
		(In thousands)

2010 Rate Case Filings:
Kentucky/Mid-States	Virginia	$1,397	11/23/2009

Total 2010 Rate Case Filings		$1,397

As an instrument to reduce regulatory lag, annual rate filing mechanisms allow us to refresh our rates on a periodic basis without filing a formal rate case. However, these filings still involve discovery by the appropriate regulatory authorities prior to the final determination of rates under these mechanisms. We currently have annual rate filing mechanisms in our Louisiana and Mississippi divisions and in significant portions of our Mid-Tex and West Texas divisions. These mechanisms are referred to as rate review mechanisms in our Mid-Tex and West Texas divisions, stable rate filings in the Mississippi Division and a rate stabilization clause in the Louisiana Division. The following table summarizes filings made under our various annual rate filing mechanisms for the quarter ended December 31, 2009.

			Additional
			Annual
		Test Year	Operating	Effective
Division	Jurisdiction	Ended	Income	Date
			(In thousands)

2010 Filings:
West Texas	Lubbock	12/31/2008	$2,704	10/1/2009
West Texas	Amarillo	12/31/2008	1,285	10/1/2009
Mississippi	Mississippi	6/30/2009	3,183	12/15/2009

Total 2010 Filings			$7,172

The following table summarizes other ratemaking activity during the quarter ended December 31, 2009:

			Increase in
			Operating	Effective
Division	Jurisdiction	Rate Activity	Income	Date
			(In thousands)

2010 Other Rate Activity:
Kentucky/Mid-States	Georgia	PRP Surcharge(1)	$909	10/1/2009
Colorado-Kansas	Kansas	GSRS(2)	766	12/12/2009

Total 2010 Other Rate Activity			$1,675

(1)	The Pipeline Replacement Program (PRP) surcharge relates to a long-term cast iron replacement program.

(2)	Gas System Reliability Surcharge (GSRS) relates to safety related investments made since the previous rate case.

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

Review of Financial and Operating Results

Financial and operational highlights for our regulated transmission and storage segment for the three months ended December 31, 2009 and 2008 are presented below.

	Three Months Ended
	December 31
	2009	2008	Change
	(In thousands, unless otherwise noted)

Mid-Tex transportation	$26,711	$24,352	$2,359
Third-party transportation	15,242	25,366	(10,124)
Storage and park and lend services	2,605	2,357	248
Other	2,302	2,607	(305)

Gross profit	46,860	54,682	(7,822)
Operating expenses	25,788	35,312	(9,524)

Operating income	21,072	19,370	1,702
Miscellaneous income	43	815	(772)
Interest charges	7,968	8,079	(111)

Income before income taxes	13,147	12,106	1,041
Income tax expense	4,693	4,445	248

Net income	$8,454	$7,661	$793

Gross pipeline transportation volumes — MMcf	157,773	192,172	(34,399)

Consolidated pipeline transportation volumes — MMcf	95,938	135,858	(39,920)

The $7.8 million decrease in regulated transmission and storage gross profit was attributable primarily to the following factors:

•	$4.2 million decrease due to a 29 percent decline in system throughput resulting from lower production and drilling activity due to lower prices and demand.

•	$3.9 million decrease resulting from lower transportation fees on through-system deliveries due to narrower basis spreads.

•	$1.3 million decrease in market-based demand fees and compression activity associated with lower demand throughput.

These decreases were partially offset by a $1.5 million increase associated with our GRIP filings.

Operating expenses decreased $9.5 million primarily due to lower levels of pipeline maintenance activities.

Natural Gas Marketing Segment

Atmos Energy Marketing LLC’s (AEM) primary business is to aggregate and purchase gas supply, arrange transportation and storage logistics and ultimately deliver gas to customers at competitive prices. In addition, AEM utilizes proprietary and customer-owned transportation and storage assets to provide various services our customers request, including furnishing natural gas supplies at fixed and market-based prices, contract negotiation and administration, load forecasting, gas storage acquisition and management services, transportation services, peaking sales and balancing services, capacity utilization strategies and gas price hedging through the use of financial instruments (delivered gas business). As a result, AEM’s margins arise from the types of commercial transactions we have structured with our customers and our ability to identify the lowest cost alternative among the natural gas supplies, transportation and markets to which it has access to serve those customers.

AEM also seeks to enhance its gross profit margin by maximizing, through asset optimization activities, the economic value associated with the storage and transportation capacity we own or control in our natural gas distribution and natural gas marketing segments. We attempt to meet this objective by engaging in natural gas storage transactions in which we seek to find and profit through the arbitrage of pricing differences in various locations and by recognizing pricing differences that occur over time. This process involves purchasing physical natural gas, storing it in the storage and transportation assets to which AEM has access and selling financial instruments at advantageous prices to lock in a gross profit margin.

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

Due to the nature of these operations, natural gas prices have a significant impact on our natural gas marketing operations. Within our delivered gas business higher natural gas prices may adversely impact our accounts receivable collections, resulting in higher bad debt expense, and may require us to increase borrowings under our credit facilities resulting in higher interest expense. Higher gas prices, as well as competitive factors in the industry and general economic conditions may also cause customers to conserve or use alternative energy sources. Within our asset optimization activities, higher gas prices could also lead to increased borrowings under our credit facilities resulting in higher interest expense.

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

Review of Financial and Operating Results

Financial and operational highlights for our natural gas marketing segment for the three months ended December 31, 2009 and 2008 are presented below. Gross profit margin consists primarily of margins earned from the delivery of gas and related services requested by our customers and margins earned from asset optimization activities, which are derived from the utilization of our proprietary and managed third-party storage and transportation assets to capture favorable arbitrage spreads through natural gas trading activities.

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

	Three Months Ended
	December 31
	2009	2008	Change
	(In thousands, unless otherwise noted)

Realized margins
Delivered gas	$16,087	$18,553	$(2,466)
Asset optimization(1)	6,429	36,939	(30,510)

	22,516	55,492	(32,976)
Unrealized margins	37,269	(25,469)	62,738

Gross profit	59,785	30,023	29,762
Operating expenses	10,101	9,510	591

Operating income	49,684	20,513	29,171
Miscellaneous income	208	301	(93)
Interest charges	2,378	3,902	(1,524)

Income before income taxes	47,514	16,912	30,602
Income tax expense	18,502	6,337	12,165

Net income	$29,012	$10,575	$18,437

Gross natural gas marketing sales volumes — MMcf	102,261	110,658	(8,397)

Consolidated natural gas marketing sales volumes — MMcf	87,229	93,308	(6,079)

Net physical position (Bcf)	17.4	16.3	1.1

(1)	Net of storage fees of $2.5 million and $2.6 million.

AEM’s delivered gas business contributed 71 percent to total realized margins during the first quarter of fiscal 2010 with asset optimization activities contributing the remaining 29 percent. The $33.0 million decrease in realized gross profit reflected:

•	A $30.5 million decrease in asset optimization margins primarily attributable to the timing of the settlement of open positions. During the current period, AEM elected to defer storage withdrawals and roll the associated financial instruments from the current quarter to forward months. In the prior-year quarter, AEM recognized the gains that it had captured from its optimization activities during late fiscal 2008.

•	A $2.5 million decrease in realized delivered gas margins due to an eight percent decrease in gross sales volumes as a result of the current economic climate. Per-unit margins were $0.16/Mcf in the current-year quarter compared with $0.17/Mcf in the prior-year quarter.

The decrease in realized gross profit was more than offset by a $62.7 million increase in unrealized margins due to the narrowing of spreads between current cash prices and forward natural gas prices and our election to defer storage withdrawal gains during the current quarter. As a result of this election, realized gains that we typically earn during the first quarter remain unrealized. A significant portion of the unrealized gain is anticipated to be realized during the second fiscal quarter of 2010.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income taxes, increased $0.6 million primarily due to an increase in employee and other administrative costs.

Asset Optimization Activities

AEM monitors the impact of its asset optimization efforts by estimating the gross profit, before associated storage fees, that it captured through the purchase and sale of physical natural gas and the execution of the associated financial instruments. This economic value, combined with the effect of the future reversal of unrealized gains or losses currently recognized in the income statement, is referred to as the potential gross profit.

We define potential gross profit as the change in AEM’s gross profit from asset optimization activities in future periods if its optimization efforts are executed as planned. This amount does not include other operating expenses and associated income taxes that will be incurred to realize this amount. Therefore, it does not represent an estimated increase in future net income. There is no assurance that the economic value or the potential gross profit will be fully realized in the future.

We consider these measures to be non-GAAP financial measures as they are calculated using both forward-looking storage injections/withdrawals and hedge settlement estimates and historical financial information. These measures are presented because we believe they provide a more comprehensive view to investors of our asset optimization efforts and thus a better understanding of these activities than would be presented by GAAP measures alone. There are no forward-looking GAAP financial measures that are available, which are directly comparable to either of the forward-looking non-GAAP financial measures, economic value or potential gross profit, to which such forward-looking non-GAAP financial measures may be reconciled.

The following table presents AEM’s economic value and its potential gross profit (loss) at December 31, 2009 and 2008.

	December 31
	2009	2008
	(In millions, unless otherwise noted)

Economic value	$22.7	$20.7
Associated unrealized (gains) losses	(24.8)	(4.8)

Subtotal	(2.1)	15.9
Related fees(1)	(13.1)	(11.6)

Potential gross profit (loss)	$(15.2)	$4.3

Net physical position (Bcf)	17.4	16.3

(1)	Related fees represent AEM’s contractual costs to acquire the storage capacity utilized in its asset optimization activities. The fees primarily consist of demand fees and contractual obligations to sell gas below market index prices in exchange for the right to manage and optimize third party storage assets for the positions AEM has entered into as of December 31, 2009 and 2008.

During the quarter ended December 31, 2009, AEM’s economic value decreased from $28.6 million, or $2.07/Mcf at September 30, 2009 to $22.7 million, or $1.30/Mcf. This compares favorably to AEM’s economic value at December 31, 2008 of $20.7 million, or $1.27/Mcf.

Early in the quarter, AEM withdrew gas and realized previously captured spreads. However, as current cash prices declined during the quarter, AEM started to inject gas and rolled positions primarily into the second fiscal quarter to increase economic value that it can realize in future periods. As a result of this activity, AEM was a net injector of gas during the quarter. We anticipate the majority of the economic value and corresponding reversal of unrealized mark to market gains will occur in the second fiscal quarter.

The economic value is based upon planned storage injection and withdrawal schedules and its realization is contingent upon the execution of this plan, weather and other execution factors. Since AEM actively manages and optimizes its portfolio to attempt to enhance the future profitability of its storage position, it may change its scheduled storage injection and withdrawal plans from one time period to another based on market conditions. Therefore, we cannot ensure that the economic value or the potential gross profit calculated as of December 31, 2009 will be fully realized in the future nor can we predict in what time periods such realization may occur. Further, if we experience operational or other issues which limit our ability to optimally manage our stored gas positions, our earnings could be adversely impacted.

Pipeline, Storage and Other Segment

Our pipeline, storage and other segment consists primarily of the operations of Atmos Pipeline and Storage, LLC (APS). APS is engaged in nonregulated transmission, storage and natural gas-gathering services. Its primary asset is a proprietary 21 mile pipeline located in New Orleans, Louisiana that is primarily used to aggregate gas supply for our regulated natural gas distribution division in Louisiana, our natural gas marketing segment, and, on a more limited basis; for third parties. APS also owns or has an interest in underground storage fields in Kentucky and Louisiana that are used to reduce the need of our natural gas distribution divisions to contract for additional pipeline capacity to meet customer demand during peak periods.

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

Review of Financial and Operating Results

Financial and operational highlights for our pipeline, storage and other segment for the three months ended December 31, 2009 and 2008 are presented below.

	Three Months Ended
	December 31
	2009	2008	Change
	(In thousands)

Asset optimization	$97	$5,467	$(5,370)
Storage and transportation services(1)	3,448	3,315	133
Other	(170)	989	(1,159)
Unrealized margins	6,615	2,774	3,841

Gross profit	9,990	12,545	(2,555)
Operating expenses	2,897	1,825	1,072

Operating income	7,093	10,720	(3,627)
Miscellaneous income	453	2,161	(1,708)
Interest charges	314	736	(422)

Income before income taxes	7,232	12,145	(4,913)
Income tax expense	2,816	4,551	(1,735)

Net income	$4,416	$7,594	$(3,178)

(1)	Net of storage and demand fees of $0.6 million and $0.8 million.

Gross profit from our pipeline, storage and other segment decreased $2.6 million primarily due to the following:

•	$3.6 million decrease in margins earned from utilizing assets subject to Atmos Pipeline and Storage’s asset management plans.

•	$1.9 million decrease in basis gains earned from utilizing leased capacity.

•	$3.8 million increase in unrealized margins associated with our asset optimization activities.

Operating expenses increased $1.1 million primarily due to the following:

•	$0.7 million increase in employee costs.

•	$0.3 million increase in property taxes.

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

We believe the liquidity provided by our senior notes and committed credit facilities, combined with our operating cash flows, will be sufficient to fund our working capital needs and capital expenditure program for the remainder of fiscal 2010.

Cash Flows

Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, prices for our products and services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.

Cash flows from operating, investing and financing activities for the three months ended December 31, 2009 and 2008 are presented below.

	Three Months Ended December 31
	2009	2008	2009 vs. 2008
	(In thousands)

Total cash provided by (used in)
Operating activities	$95,156	$150,715	$(55,559)
Investing activities	(117,312)	(108,577)	(8,735)
Financing activities	85,782	(19,056)	104,838

Change in cash and cash equivalents	63,626	23,082	40,544
Cash and cash equivalents at beginning of period	111,203	46,717	64,486

Cash and cash equivalents at end of period	$174,829	$69,799	$105,030

Cash flows from operating activities

Period-over-period changes in our operating cash flows are primarily attributable to changes in net income and working capital changes, particularly within our natural gas distribution segment resulting from the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.

For the three months ended December 31, 2009, we generated operating cash flow of $95.2 million from operating activities compared with $150.7 million for the three months ended December 31, 2008, primarily due to the fluctuation in gas costs. Gas costs, which reached unusually high levels during the 2008 injection season, declined sharply when the economy slipped into the recession and have remained relatively stable since that time. Operating cash flow for the fiscal 2010 first quarter reflects the recovery of lower gas costs through purchased gas recovery mechanisms and sales. This is in contrast to the fiscal 2009 first quarter, where operating cash flow was favorably influenced by the recovery of high gas costs during a period of falling prices.

Cash flows from investing activities

In recent years, a substantial portion of our cash resources has been used to fund growth projects, our ongoing construction program and improvements to information technology systems. Our ongoing construction program enables us to provide natural gas distribution services to our existing customer base, expand our natural gas distribution services into new markets, enhance the integrity of our pipelines and, more recently, expand our intrastate pipeline network. In executing our current rate strategy, we are directing discretionary capital spending to jurisdictions that permit us to earn a timely return on our investment. Currently, rate designs in our Mid-Tex, Louisiana, Mississippi and West Texas natural gas distribution divisions and our Atmos Pipeline — Texas Division provide the opportunity to include in their rate base approved capital costs on a periodic basis without being required to file a rate case.

Capital expenditures for fiscal 2010 are expected to range from $520 million to $535 million. For the three months ended December 31, 2009, capital expenditures were $115.4 million compared with $107.4 million for the three months ended December 31, 2008. The $8.0 million increase in capital expenditures primarily reflects spending for the relocation of our information technology data center to a new facility.

Cash flows from financing activities

For the three months ended December 31, 2009, our financing activities provided $85.8 million in cash flow compared with using $19.1 million of cash in the prior-year period, primarily due to the following:

•	$106.0 million additional cash provided by a period-over-period increase in short-term debt, partially offset by

•	$1.1 million additional cash used due to an increase in dividends paid in the current year compared to the prior year.

The following table summarizes our share issuances for the three months ended December 31, 2009 and 2008.

	Three Months Ended
	December 31
	2009	2008

Shares issued:
Direct Stock Purchase Plan	79,087	108,582
Retirement Savings Plan and Trust	79,722	155,195
1998 Long-Term Incentive Plan	259,550	520,124
Outside Directors Stock-for-Fee Plan	770	911

Total shares issued	419,129	784,812

The quarter-over-quarter decrease in the number of shares issued primarily reflects the reduced level of shares awarded under our 1998 Long-Term Incentive Plan due to the Company achieving a lower level of performance relative to the target performance established under the Plan during fiscal 2009 compared to fiscal 2008. Further, a higher average stock price during the first quarter of fiscal 2010 compared to the first quarter of 2009 caused us to issue fewer shares during the quarter.

Credit Facilities

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply to meet our customers’ needs could significantly affect our borrowing requirements. However, our short-term borrowings reach their highest levels in the winter months.

We finance our short-term borrowing requirements through a combination of a $566.7 million commercial paper program and four committed revolving credit facilities with third-party lenders that provide approximately $1.2 billion of working capital funding. As of December 31, 2009, the amount available to us under our credit facilities, net of outstanding letters of credit, was approximately $863 million. These facilities are described in further detail in Note 5 to the unaudited condensed consolidated financial statements.

Shelf Registration

On March 23, 2009, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $900 million in common stock and/or debt securities. As of December 31, 2009, we had $450 million of availability remaining under the registration statement. However, due to certain restrictions placed by one state regulatory commission on our ability to issue securities under the registration statement, we now have remaining and available for issuance a total of approximately $200 million of equity securities and $250 million of subordinated debt securities.

As of February 2, 2010, we had received approvals from all requisite state regulatory commissions to issue a total of $1.3 billion in common stock and/or debt securities under a new shelf registration statement, including the carryforward of the $450 million of securities remaining available for issuance under our shelf registration statement filed with the SEC on March 23, 2009. Due to certain restrictions imposed by one state regulatory commission on our ability to issue securities under the new registration statement, we will be able to issue a total of $950 million in debt securities and $350 million in equity securities. We expect to file a registration statement with the SEC to register such securities as soon as practicable.

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

Our debt is rated by three rating agencies: Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings, Ltd. (Fitch). As of December 31, 2009, all three rating agencies maintained a stable outlook. None of our ratings are currently under review. Our current debt ratings are all considered investment grade and are as follows:

	S&P	Moody’s	Fitch

Unsecured senior long-term debt	BBB+	Baa2	BBB+
Commercial paper	A-2	P-2	F-2

A significant degradation in our operating performance or a significant reduction in our liquidity caused by more limited access to the private and public credit markets as a result of adverse global financial and credit conditions could trigger a negative change in our ratings outlook or even a reduction in our credit ratings by the three credit rating agencies. This would mean more limited access to the private and public credit markets and an increase in the costs of such borrowings.

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

Debt Covenants

We were in compliance with all of our debt covenants as of December 31, 2009. Our debt covenants are described in greater detail in Note 5 to the unaudited condensed consolidated financial statements.

Capitalization

The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of December 31, 2009, September 30, 2009 and December 31, 2008:

	December 31, 2009		September 30, 2009		December 31, 2008
	(In thousands, except percentages)

Short-term debt	$179,712	3.9%	$72,550	1.6%	$360,833	7.9%
Long-term debt	2,169,601	47.1%	2,169,531	49.1%	2,120,427	46.5%
Shareholders’ equity	2,258,076	49.0%	2,176,761	49.3%	2,078,076	45.6%

Total	$4,607,389	100.0%	$4,418,842	100.0%	$4,559,336	100.0%

Total debt as a percentage of total capitalization, including short-term debt, was 51.0 percent at December 31, 2009, 50.7 percent at September 30, 2009 and 54.4 percent at December 31, 2008. Our ratio of total debt to capitalization is typically greater during the winter heating season as we incur short-term debt to fund natural gas purchases and meet our working capital requirements. We intend to maintain our debt to capitalization ratio in a target range of 50 to 55 percent through cash flow generated from operations, continued issuance of new common stock under our Direct Stock Purchase Plan and Retirement Savings Plan and, if necessary, access to the equity capital markets.

Contractual Obligations and Commercial Commitments

Significant commercial commitments are described in Note 8 to the unaudited condensed consolidated financial statements. There were no significant changes in our contractual obligations and commercial commitments during the three months ended December 31, 2009.

As we previously discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, in February 2008, Atmos Pipeline and Storage, LLC, a subsidiary of AEH, announced plans to construct and operate a salt-cavern storage project in Franklin Parish, Louisiana. During the quarter, we commenced negotiations to enter into a joint venture with a third party to develop the project. We expect such negotiations to be completed by the end of the second quarter of this fiscal year.

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

The following table shows the components of the change in fair value of our natural gas distribution segment’s financial instruments for the three months ended December 31, 2009 and 2008:

	Three Months Ended
	December 31
	2009	2008
	(In thousands)

Fair value of contracts at beginning of period	$(14,166)	$(63,677)
Contracts realized/settled	(21,029)	(53,766)
Fair value of new contracts	(947)	(4,282)
Other changes in value	18,672	70,411

Fair value of contracts at end of period	$(17,470)	$(51,314)

The fair value of our natural gas distribution segment’s financial instruments at December 31, 2009 is presented below by time period and fair value source:

	Fair Value of Contracts at December 31, 2009
	Maturity in Years
	Less			Greater	Total Fair
Source of Fair Value	than 1	1-3	4-5	than 5	Value
	(In thousands)

Prices actively quoted	$(16,227)	$(1,243)	$—	$—	$(17,470)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(16,227)	$(1,243)	$—	$—	$(17,470)

The following table shows the components of the change in fair value of our natural gas marketing segment’s financial instruments for the three months ended December 31, 2009 and 2008:

	Three Months Ended
	December 31
	2009	2008
	(In thousands)

Fair value of contracts at beginning of period	$26,698	$16,542
Contracts realized/settled	(2,212)	(20,247)
Fair value of new contracts	—	—
Other changes in value	7,820	(24,893)

Fair value of contracts at end of period	32,306	(28,598)
Netting of cash collateral	(1,315)	75,825

Cash collateral and fair value of contracts at period end	$30,991	$47,227

The fair value of our natural gas marketing segment’s financial instruments at December 31, 2009 is presented below by time period and fair value source:

	Fair Value of Contracts at December 31, 2009
	Maturity in Years
	Less			Greater	Total Fair
Source of Fair Value	than 1	1-3	4-5	than 5	Value
	(In thousands)

Prices actively quoted	$22,055	$10,251	$—	$—	$32,306
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$22,055	$10,251	$—	$—	$32,306

Pension and Postretirement Benefits Obligations

For the three months ended December 31, 2009 and 2008, our total net periodic pension and other benefits cost was $12.7 million and $12.1 million. Those costs relating to our natural gas distribution operations are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

Our fiscal 2010 costs were determined using a September 30, 2009 measurement date. As of September 30, 2009, interest and corporate bond rates utilized to determine our discount rates, were significantly higher than the interest and corporate bond rates as of September 30, 2008, the measurement date for our fiscal 2009 net periodic cost. Accordingly, we decreased our discount rate used to determine our fiscal 2010 pension and benefit costs to 5.52 percent. We maintained the expected return on our pension plan assets at 8.25 percent, despite the recent decline in the financial markets as we believe this rate reflects the average rate of expected earnings on plan assets that will fund our projected benefit obligation. Although the fair value of our plan assets has declined as the financial markets have declined, the impact of this decline is mitigated by the fact that assets are “smoothed” for purposes of determining net periodic pension cost. Accordingly, asset gains and losses are recognized over time as a component of net periodic pension and benefit costs for our Pension Account Plan, our largest funded plan. Accordingly, our fiscal 2010 pension and postretirement medical costs were materially the same as in fiscal 2009.

In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2010. Based upon this valuation, we expect we will be required to contribute less than $30 million to our pension plans by September 15, 2010. The need for this funding reflects the decline in the fair value of the plans’ assets resulting from the unfavorable market conditions experienced during 2008 and 2009. This contribution will increase the level of our plan assets to achieve a desirable PPA funding threshold. With respect to our postretirement medical plans, we anticipate contributing a total of approximately $13 million to these plans during fiscal 2010.

The projected pension liability, future funding requirements and the amount of pension expense or income recognized for the plan are subject to change, depending upon the actuarial value of plan assets and the determination of future benefit obligations as of each subsequent actuarial calculation date. These amounts will be determined by actual investment returns, changes in interest rates, values of assets in the plan and changes in the demographic composition of the participants in the plan.

OPERATING STATISTICS AND OTHER INFORMATION

The following tables present certain operating statistics for our natural gas distribution, regulated transmission and storage, natural gas marketing and pipeline, storage and other segments for the three-month periods ended December 31, 2009 and 2008.

Natural Gas Distribution Sales and Statistical Data

	Three Months Ended
	December 31
	2009	2008

METERS IN SERVICE, end of period
Residential	2,925,028	2,929,319
Commercial	271,713	273,590
Industrial	2,539	2,232
Public authority and other	9,251	9,236

Total meters	3,208,531	3,214,377

INVENTORY STORAGE BALANCE — Bcf	57.6	58.2
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	60,546	54,208
Commercial	30,490	28,329
Industrial	5,319	5,400
Public authority and other	2,959	3,509

Total gas sales volumes	99,314	91,446
Transportation volumes	36,241	35,285

Total throughput	135,555	126,731

OPERATING REVENUES (000’s)(1)
Gas sales revenues
Residential	$507,911	$647,100
Commercial	219,420	302,694
Industrial	31,033	50,155
Public authority and other	20,198	31,394

Total gas sales revenues	778,562	1,031,343
Transportation revenues	16,475	15,766
Other gas revenues	7,857	8,859

Total operating revenues	$802,894	$1,055,968

Average transportation revenue per Mcf	$0.45	$0.45
Average cost of gas per Mcf sold	$5.12	$8.28

See footnote following these tables.

Regulated Transmission and Storage, Natural Gas Marketing and Pipeline, Storage and Other Operations Sales and Statistical Data

	Three Months Ended
	December 31
	2009	2008

CUSTOMERS, end of period
Industrial	717	703
Municipal	63	59
Other	502	490

Total	1,282	1,252

INVENTORY STORAGE BALANCE — Bcf
Natural gas marketing	19.2	15.8
Pipeline, storage and other	3.2	2.5

Total	22.4	18.3

REGULATED TRANSMISSION AND STORAGE VOLUMES — MMcf(1)	157,773	192,172
NATURAL GAS MARKETING SALES VOLUMES — MMcf(1)	102,261	110,658
OPERATING REVENUES (000’s)(1)
Regulated transmission and storage	$46,860	$54,682
Natural gas marketing	544,271	787,495
Pipeline, storage and other	11,623	16,448

Total operating revenues	$602,754	$858,625

Note to preceding tables:

(1)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

RECENT ACCOUNTING DEVELOPMENTS

Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. During the three months ended December 31, 2009, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of the fiscal year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended December 31, 2009, except as noted in Note 8 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 12 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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
Fred E. Meisenheimer
Senior Vice President, Chief Financial Officer
and Treasurer
(Duly authorized signatory)

Date: February 3, 2010

EXHIBITS INDEX
Item 6

Page Number or
Exhibit		Incorporation by
Number	Description	Reference to

10.1	Revolving Credit Agreement (364 Day Facility), dated as of October 22, 2009, among Atmos Energy Corporation, the Lenders from time to time parties thereto, SunTrust Bank as Administrative Agent, Wells Fargo Bank, N.A. as Syndication Agent, and Bank of America, N.A. and U.S. Bank National Association as Co-Documentation Agents	Exhibit 10.1 to Form 8-K dated October 22, 2009 (File No. 1-10042)
10.2	Fourth Amended and Restated Credit Agreement, dated as of December 10, 2009 among Atmos Energy Marketing, LLC, a Delaware limited liability company, BNP Paribas, a bank organized under the laws of France, as administrative agent, collateral agent, as an issuing bank and as a bank, Fortis Bank SA/NV, New York Branch, a bank organized under the laws of Belgium, as documentation agent, as an issuing bank and as a bank, Société Générale, as syndication agent, as an issuing bank and as a bank and the other financial institutions which may become parties thereto	Exhibit 10.1 to Form 8-K dated December 10, 2009 (File No. 1-10042)
10.3	Second Amended and Restated Intercreditor Agreement, dated as of December 10, 2009 (as amended, supplemented and otherwise modified from time to time, the “Agreement”), among BNP PARIBAS, a bank organized under the laws of France, in its capacity as Collateral Agent (together with its successors and assigns in such capacity, the “Agent”) for the Banks hereinafter referred to, and each bank and other financial institution which is now or hereafter a party to this Agreement in its capacity as a Bank and, as applicable, as a Swap Bank (collectively, the “Swap Banks”) and as a Physical Trade Bank (collectively, the “Physical Trade Banks”)	Exhibit 10.2 to Form 8-K dated December 10, 2009 (File No. 1-10042)
12	Computation of ratio of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.