Form 10-Q
period 2010-03-31
ATMOS ENERGY CORP
filed 2010-05-06
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*  Yes ☐     No ☐

* The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2010.

Class	Shares Outstanding

No Par Value	93,147,184

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated other comprehensive income
APS	Atmos Pipeline and Storage, LLC
Bcf	Billion cubic feet
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Ltd.
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
ISRS	Infrastructure System Replacement Surcharge
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
PPA	Pension Protection Act of 2006
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Property, plant and equipment	$6,295,260	$6,086,618
Less accumulated depreciation and amortization	1,704,785	1,647,515

Net property, plant and equipment	4,590,475	4,439,103
Current assets
Cash and cash equivalents	231,153	111,203
Accounts receivable, net	546,356	232,806
Gas stored underground	208,589	352,728
Other current assets	121,261	132,203

Total current assets	1,107,359	828,940
Goodwill and intangible assets	739,750	740,064
Deferred charges and other assets	315,606	335,659

	$6,753,190	$6,343,766

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share);
200,000,000 shares authorized; issued and outstanding:
March 31, 2010 — 93,146,535 shares;
September 30, 2009 — 92,551,709 shares	$466	$463
Additional paid-in capital	1,809,331	1,791,129
Retained earnings	550,259	405,353
Accumulated other comprehensive loss	(21,213)	(20,184)

Shareholders’ equity	2,338,843	2,176,761
Long-term debt	2,159,475	2,169,400

Total capitalization	4,498,318	4,346,161
Current liabilities
Accounts payable and accrued liabilities	521,913	207,421
Other current liabilities	432,469	457,319
Short-term debt	—	72,550
Current maturities of long-term debt	10,131	131

Total current liabilities	964,513	737,421
Deferred income taxes	594,269	570,940
Regulatory cost of removal obligation	317,203	321,086
Deferred credits and other liabilities	378,887	368,158

	$6,753,190	$6,343,766

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31
	2010	2009
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Natural gas distribution segment	$1,365,988	$1,230,420
Regulated transmission and storage segment	55,181	59,234
Natural gas marketing segment	692,152	708,658
Pipeline, storage and other segment	9,050	12,272
Intersegment eliminations	(182,105)	(189,178)

	1,940,266	1,821,406
Purchased gas cost
Natural gas distribution segment	980,603	863,340
Regulated transmission and storage segment	—	—
Natural gas marketing segment	685,672	685,114
Pipeline, storage and other segment	1,369	1,656
Intersegment eliminations	(181,699)	(188,755)

	1,485,945	1,361,355

Gross profit	454,321	460,051
Operating expenses
Operation and maintenance	117,088	121,740
Depreciation and amortization	53,080	53,450
Taxes, other than income	59,613	58,314

Total operating expenses	229,781	233,504

Operating income	224,540	226,547
Miscellaneous income (expense)	49	(1,565)
Interest charges	39,582	35,533

Income before income taxes	185,007	189,449
Income tax expense	70,881	60,446

Net income	$114,126	$129,003

Basic net income per share	$1.22	$1.41

Diluted net income per share	$1.22	$1.40

Cash dividends per share	$0.335	$0.330

Weighted average shares outstanding:
Basic	92,518	90,895

Diluted	92,853	91,192

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	March 31
	2010	2009
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Natural gas distribution segment	$2,168,882	$2,286,388
Regulated transmission and storage segment	102,041	113,916
Natural gas marketing segment	1,236,423	1,496,153
Pipeline, storage and other segment	20,673	28,720
Intersegment eliminations	(294,901)	(387,439)

	3,233,118	3,537,738
Purchased gas cost
Natural gas distribution segment	1,488,870	1,620,924
Regulated transmission and storage segment	—	—
Natural gas marketing segment	1,170,158	1,442,586
Pipeline, storage and other segment	3,002	5,559
Intersegment eliminations	(294,082)	(386,594)

	2,367,948	2,682,475

Gross profit	865,170	855,263
Operating expenses
Operation and maintenance	240,950	254,417
Depreciation and amortization	106,919	106,576
Taxes, other than income	102,165	102,451
Asset impairments	—	2,078

Total operating expenses	450,034	465,522

Operating income	415,136	389,741
Miscellaneous expense	(220)	(1,866)
Interest charges	78,290	74,524

Income before income taxes	336,626	313,351
Income tax expense	129,170	108,385

Net income	$207,456	$204,966

Basic net income per share	$2.22	$2.24

Diluted net income per share	$2.22	$2.23

Cash dividends per share	$0.670	$0.660

Weighted average shares outstanding:
Basic	92,336	90,637

Diluted	92,681	90,935

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31
	2010	2009
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$207,456	$204,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Charged to depreciation and amortization	106,919	106,576
Charged to other accounts	96	21
Deferred income taxes	44,097	97,892
Other	11,759	13,634
Net assets/liabilities from risk management activities	1,234	5,810
Net change in operating assets and liabilities	111,897	185,723

Net cash provided by operating activities	483,458	614,622
Cash Flows From Investing Activities
Capital expenditures	(232,629)	(221,330)
Other, net	(946)	(3,925)

Net cash used in investing activities	(233,575)	(225,255)
Cash Flows From Financing Activities
Net decrease in short-term debt	(75,907)	(353,468)
Net proceeds from issuance of long-term debt	—	446,188
Settlement of Treasury lock agreement	—	1,938
Repayment of long-term debt	(66)	(625)
Cash dividends paid	(62,550)	(60,446)
Issuance of common stock	8,590	12,414

Net cash provided by (used in) financing activities	(129,933)	46,001

Net increase in cash and cash equivalents	119,950	435,368
Cash and cash equivalents at beginning of period	111,203	46,717

Cash and cash equivalents at end of period	$231,153	$482,085

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2010

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

We operate the Company through the following four segments:

•	the natural gas distribution segment, which includes our regulated natural gas distribution and related sales operations,

•	the regulated transmission and storage segment, which includes our regulated pipeline and storage operations of the Atmos Pipeline — Texas Division,

•	the natural gas marketing segment, which includes a variety of nonregulated natural gas management services and

•	the pipeline, storage and other segment, which is comprised of our nonregulated natural gas gathering, transmission and storage services.

2.	Unaudited Financial Information

These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Because of seasonal and other factors, the results of operations for the six-month period ended March 31, 2010 are not indicative of our results of operations for the full 2010 fiscal year, which ends September 30, 2010. We have evaluated subsequent events from the March 31, 2010 balance sheet date through the date these financial statements were filed with the Securities and Exchange Commission (SEC).

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the financial statements.

Significant accounting policies

Our accounting policies are described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

During the second quarter of fiscal 2010, we completed our annual goodwill impairment assessment. Based on the assessment performed, we determined that our goodwill was not impaired.

The Company adopted an accounting standard related to fair value disclosures effective January 1, 2010. Effective October 1, 2009, the Company adopted accounting standards related to the measurement of liabilities at fair value, fair value measurements of plan assets of a defined benefit pension or other postretirement plan, the determination of participating securities in the basic earnings per share calculation, business combination accounting and the accounting and reporting for minority interests. Except as indicated below, the adoption of these standards did not have a material impact on our financial position, results of operations or cash flows. There were no other significant changes to our accounting policies during the six months ended March 31, 2010.

Fair value disclosures — The Financial Accounting Standards Board (FASB) issued guidance that requires new disclosures surrounding fair value measurements to enhance the existing disclosure requirements including 1) information about transfers in and out of Level 1 and Level 2 fair value measurements as well as a detailed reconciliation of activity in Level 3 fair value measurements; 2) a more detailed level of disaggregation for each class of assets and liabilities; and 3) a requirement to disclose information about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures related to the detailed reconciliation of Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As a result of adopting this standard, we added a disclosure about the valuation techniques and inputs we used to measure fair value for our Level 2 recurring and nonrecurring fair value measurements as of March 31, 2010 which is included in Note 4. As of March 31, 2010, we did not have any Level 3 fair value measurements.

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

Fair value measurements of plan assets of a defined benefit pension or other postretirement plan — The FASB issued guidance which requires employers to disclose annually information about fair value measurements of the assets of a defined benefit pension or other postretirement plan in a manner similar to the requirements established for financial and non-financial assets. The objectives of the required disclosures are to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets and significant concentrations of risk within plan assets. These disclosures will appear in our Form 10-K for the year ending September 30, 2010.

The determination of participating securities in the basic earnings per share calculation — The FASB issued guidance related to determining whether instruments granted in share-based payment transactions are

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered participating securities. The FASB determined that non-vested share-based payments with a nonforfeitable right to dividends or dividend equivalents are participating securities and, as a result, companies with these types of participating securities must use the two-class method to compute earnings per share. Based on this guidance, the Company is required to calculate earnings per share using the two-class method and will include non-vested restricted stock and restricted stock units for which vesting is only predicated upon the passage of time in the basic earnings per share calculation. Non-vested restricted stock and restricted stock units for which vesting is predicated, in part upon the achievement of specified performance targets, continue to be excluded from the calculation of earnings per share. Although the provisions of this standard were effective for us as of October 1, 2009, prior-period earnings per share data must be recalculated and adjusted accordingly. The calculation of basic and diluted earnings per share pursuant to the two-class method is presented in Note 6. The application of the two-class method resulted in the following changes to basic and diluted earnings per share for the three and six months ended March 31, 2009.

	Three Months Ended	Six Months Ended
	March 31, 2009	March 31, 2009
	(In thousands, except per share amounts)

Basic Earnings Per Share
Basic EPS — as previously reported	$1.42	$2.26
Basic EPS — as adjusted	$1.41	$2.24
Weighted average shares outstanding — as previously reported	90,895	90,637
Weighted average shares outstanding — as adjusted	90,895	90,637
Diluted Earnings Per Share
Diluted EPS — as previously reported	$1.41	$2.24
Diluted EPS — as adjusted	$1.40	$2.23
Weighted average shares outstanding — as previously reported	91,567	91,311
Weighted average shares outstanding — as adjusted	91,192	90,935

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

Accounting and reporting for minority interests — In December 2007, the FASB issued guidance related to the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. As of March 31, 2010, Atmos Energy did not have any transactions with minority interest holders.

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

Significant regulatory assets and liabilities as of March 31, 2010 and September 30, 2009 included the following:

	March 31,	September 30,
	2010	2009
	(In thousands)

Regulatory assets:
Pension and postretirement benefit costs	$192,291	$197,743
Merger and integration costs, net	6,938	7,161
Deferred gas costs	67,132	22,233
Environmental costs	913	866
Rate case costs	3,554	5,923
Deferred franchise fees	507	10,014
Deferred income taxes, net	639	639
Other	5,707	6,218

	$277,681	$250,797

Regulatory liabilities:
Deferred gas costs	$20,583	$110,754
Deferred franchise fees	4,730	—
Regulatory cost of removal obligation	340,869	335,428
Other	6,358	7,960

	$372,540	$454,142

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the components of comprehensive income, net of related tax, for the three-month and six-month periods ended March 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2010	2009	2010	2009
		(In thousands)

Net income	$114,126	$129,003	$207,456	$204,966
Unrealized holding gains (losses) on investments, net of tax expense (benefit) of $408 and $(429) for the three months ended March 31, 2010 and 2009 and of $798 and $(3,759) for the six months ended March 31, 2010 and 2009	695	(862)	1,359	(6,295)
Other than temporary impairment of investments, net of tax expense of $790 for the six months ended March 31, 2009	—	—	—	1,288
Amortization and unrealized gain on interest rate hedging transactions, net of tax expense of $248 and $1,353 for the three months ended March 31, 2010 and 2009 and $496 and $1,835 for the six months ended March 31, 2010 and 2009	421	1,854	843	2,641
Net unrealized losses on commodity hedging transactions, net of tax benefit of $6,321 and $7,524 for the three months ended March 31, 2010 and 2009 and $2,067 and $21,341 for the six months ended March 31, 2010 and 2009	(9,885)	(9,771)	(3,231)	(32,315)

Comprehensive income	$105,357	$120,224	$206,427	$170,285

Accumulated other comprehensive loss, net of tax, as of March 31, 2010 and September 30, 2009 consisted of the following unrealized gains (losses):

	March 31,	September 30,
	2010	2009
	(In thousands)

Accumulated other comprehensive loss:
Unrealized holding gains on investments	$3,819	$2,460
Treasury lock agreements	(6,655)	(7,498)
Cash flow hedges	(18,377)	(15,146)

	$(21,213)	$(20,184)

3.	Financial Instruments

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our natural gas distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. Historically, if the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2009-2010 heating season, in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 29 percent, or 26.9 Bcf of the planned winter flowing gas requirements. We have not designated these financial instruments as hedges.

The costs associated with and the gains and losses arising from the use of financial instruments to mitigate commodity price risk are included in our purchased gas adjustment mechanisms in accordance with regulatory requirements. Therefore, changes in the fair value of these financial instruments are initially recorded as a component of deferred gas costs and recognized in the consolidated statement of income as a component of purchased gas cost when the related costs are recovered through our rates and recognized in revenue in accordance with applicable authoritative accounting guidance. Accordingly, there is no earnings impact on our natural gas distribution segment as a result of the use of financial instruments.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts with counterparties. Futures contracts provide the right to buy or sell the commodity at a fixed price in the future. Option contracts provide the right, but not the requirement, to buy or sell the commodity at a fixed price. Swap contracts require receipt of payment for the commodity based on the difference between a fixed price and the market price on the settlement date.

We use financial instruments, designated as cash flow hedges of anticipated purchases and sales at index prices, to mitigate the commodity price risk in our natural gas marketing segment associated with deliveries under fixed-priced forward contracts to deliver gas to customers. These financial instruments have maturity dates ranging from one to 52 months. We use financial instruments, designated as fair value hedges, to hedge our natural gas inventory used in our asset optimization activities in our natural gas marketing and pipeline, storage and other segments.

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

Under our risk management policies, we seek to match our financial instrument positions to our physical storage positions as well as our expected current and future sales and purchase obligations to maintain no open positions at the end of each trading day. The determination of our net open position as of any day, however, requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. Our operations can also be affected by intraday fluctuations of gas prices, since the price of natural gas purchased or sold for future delivery earlier in the day may not be hedged until later in the day. At times, limited net open positions related to our existing and anticipated commitments may occur. At the close of business on March 31, 2010, AEH had net open positions (including existing storage) of 0.8 Bcf.

Interest Rate Risk Management Activities

Currently, we are not managing interest rate risk with financial instruments. However, in prior years, we periodically managed interest rate risk by entering into Treasury lock agreements to fix the Treasury yield component of the interest cost associated with anticipated financings. These Treasury locks were settled at various times at a cumulative net loss. These realized gains and losses were recorded as a component of accumulated other comprehensive income (loss) and are being recognized as a component of interest expense over the life of the associated notes from the date of settlement. The remaining amortization periods for these Treasury locks extend through fiscal 2035. However, the majority of the remaining amounts of these Treasury locks will be recognized by the end of fiscal 2019.

Quantitative Disclosures Related to Financial Instruments

The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and income statements.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2010, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of March 31, 2010, we had net long/(short) commodity contracts outstanding in the following quantities:

		Natural	Natural	Pipeline,
	Hedge	Gas	Gas	Storage and
Contract Type	Designation	Distribution	Marketing	Other
		Quantity (MMcf)

Commodity contracts	Fair Value	—	(19,135)	(1,010)
	Cash Flow	—	24,905	(700)
	Not designated	14,800	59,697	380

		14,800	65,467	(1,330)

Financial Instruments on the Balance Sheet

The following tables present the fair value and balance sheet classification of our financial instruments by operating segment as of March 31, 2010 and September 30, 2009. As required by authoritative accounting literature, the fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts below do not include $7.2 million and $11.7 million of cash held on deposit in margin accounts as of March 31, 2010 and September 30, 2009 to collateralize certain financial instruments. Therefore, these gross balances are not indicative of either our actual credit exposure or net economic exposure. Additionally, the amounts below will not be equal to the amounts presented on our condensed consolidated balance sheet, nor will they be equal to the fair value information presented for our financial instruments in Note 4.

		Natural	Natural
		Gas	Gas
	Balance Sheet Location	Distribution	Marketing(1)	Total
		(In thousands)

March 31, 2010
Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	$—	$49,314	$49,314
Noncurrent commodity contracts	Deferred charges and other assets	—	5,899	5,899
Liability Financial Instruments
Current commodity contracts	Other current liabilities	—	(51,648)	(51,648)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	(4,893)	(4,893)

Total		—	(1,328)	(1,328)
Not Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	281	40,314	40,595
Noncurrent commodity contracts	Deferred charges and other assets	—	4,692	4,692
Liability Financial Instruments
Current commodity contracts	Other current liabilities	(22,016)	(28,812)	(50,828)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	(639)	(639)

Total		(21,735)	15,555	(6,180)

Total Financial Instruments		$(21,735)	$14,227	$(7,508)

(1)	Our pipeline, storage and other segment uses financial instruments acquired from AEM on the same terms that AEM received from an independent counterparty. On a consolidated basis, these financial instruments are reported in the natural gas marketing segment; however, the underlying hedged item is reported in the pipeline, storage and other segment.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Natural	Natural
		Gas	Gas
	Balance Sheet Location	Distribution	Marketing(1)	Total
		(In thousands)

September 30, 2009
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

Impact of Financial Instruments on the Income Statement

The following tables present the impact that financial instruments had on our condensed consolidated income statement, by operating segment, as applicable, for the three and six months ended March 31, 2010 and 2009.

Hedge ineffectiveness for our natural gas marketing and pipeline storage and other segments is recorded as a component of unrealized gross profit and primarily results from differences in the location and timing of the derivative instrument and the hedged item. Hedge ineffectiveness could materially affect our results of operations for the reported period. For the three months ended March 31, 2010 and 2009 we recognized a gain (loss) arising from fair value and cash flow hedge ineffectiveness of $(4.9) million and $4.2 million. For the six months ended March 31, 2010 and 2009 we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $40.4 million and $24.6 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hedges

The impact of commodity contracts designated as fair value hedges and the related hedged item on our condensed consolidated income statement for the three and six months ended March 31, 2010 and 2009 is presented below.

	Three Months Ended March 31, 2010
	Natural	Pipeline,
	Gas	Storage and
	Marketing	Other	Consolidated
		(In thousands)

Commodity contracts	$30,926	$2,535	$33,461
Fair value adjustment for natural gas inventory designated as the hedged item	(34,969)	(2,697)	(37,666)

Total impact on revenue	$(4,043)	$(162)	$(4,205)

The impact on revenue is comprised of the following:
Basis ineffectiveness	$(512)	$—	$(512)
Timing ineffectiveness	(3,531)	(162)	(3,693)

	$(4,043)	$(162)	$(4,205)

	Three Months Ended March 31, 2009
	Natural	Pipeline,
	Gas	Storage and
	Marketing	Other	Consolidated
		(In thousands)

Commodity contracts	$19,870	$2,105	$21,975
Fair value adjustment for natural gas inventory designated as the hedged item	(18,562)	(437)	(18,999)

Total impact on revenue	$1,308	$1,668	$2,976

The impact on revenue is comprised of the following:
Basis ineffectiveness	$2,327	$—	$2,327
Timing ineffectiveness	(1,019)	1,668	649

	$1,308	$1,668	$2,976

	Six Months Ended March 31, 2010
	Natural	Pipeline,
	Gas	Storage and
	Marketing	Other	Consolidated
		(In thousands)

Commodity contracts	$28,743	$2,078	$30,821
Fair value adjustment for natural gas inventory designated as the hedged item	8,343	3,174	11,517

Total impact on revenue	$37,086	$5,252	$42,338

The impact on revenue is comprised of the following:
Basis ineffectiveness	$(449)	$—	$(449)
Timing ineffectiveness	37,535	5,252	42,787

	$37,086	$5,252	$42,338

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2009
	Natural	Pipeline,
	Gas	Storage and
	Marketing	Other	Consolidated
		(In thousands)

Commodity contracts	$45,553	$6,044	$51,597
Fair value adjustment for natural gas inventory designated as the hedged item	(30,422)	(1,990)	(32,412)

Total impact on revenue	$15,131	$4,054	$19,185

The impact on revenue is comprised of the following:
Basis ineffectiveness	$4,279	$—	$4,279
Timing ineffectiveness	10,852	4,054	14,906

	$15,131	$4,054	$19,185

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

Cash Flow Hedges

The impact of cash flow hedges on our condensed consolidated income statements for the three and six months ended March 31, 2010 and 2009 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transaction. Therefore, this presentation is not indicative of the economic gross profit we realized or will realize when the underlying physical and financial transactions are settled.

	Three Months Ended March 31, 2010
	Natural		Pipeline,
	Gas	Natural Gas	Storage and
	Distribution	Marketing	Other	Consolidated
		(In thousands)

Gain (loss) reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(10,685)	$2,129	$(8,556)
Loss arising from ineffective portion of commodity contracts	—	(739)	—	(739)

Total impact on revenue	—	(11,424)	2,129	(9,295)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(669)	—	—	(669)

Total Impact from Cash Flow Hedges	$(669)	$(11,424)	$2,129	$(9,964)

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2009
	Natural		Pipeline,
	Gas	Natural Gas	Storage and
	Distribution	Marketing	Other	Consolidated
		(In thousands)

Gain (loss) reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(48,585)	$16,170	$(32,415)
Gain arising from ineffective portion of commodity contracts	—	1,180	—	1,180

Total impact on revenue	—	(47,405)	16,170	(31,235)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(1,269)	—	—	(1,269)

Total Impact from Cash Flow Hedges	$(1,269)	$(47,405)	$16,170	$(32,504)

	Six Months Ended March 31, 2010
	Natural		Pipeline,
	Gas	Natural Gas	Storage and
	Distribution	Marketing	Other	Consolidated
		(In thousands)

Gain (loss) reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(34,556)	$2,883	$(31,673)
Loss arising from ineffective portion of commodity contracts	—	(1,957)	—	(1,957)

Total impact on revenue	—	(36,513)	2,883	(33,630)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(1,339)	—	—	(1,339)

Total Impact from Cash Flow Hedges	$(1,339)	$(36,513)	$2,883	$(34,969)

	Six Months Ended March 31, 2009
	Natural		Pipeline,
	Gas	Natural Gas	Storage and
	Distribution	Marketing	Other	Consolidated
		(In thousands)

Gain (loss) reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(76,829)	$24,139	$(52,690)
Gain arising from ineffective portion of commodity contracts	—	5,372	—	5,372

Total impact on revenue	—	(71,457)	24,139	(47,318)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(2,538)	—	—	(2,538)

Total Impact from Cash Flow Hedges	$(2,538)	$(71,457)	$24,139	$(49,856)

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and six months ended March 31, 2010 and 2009. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the income statement as incurred.

	Three Months Ended		Six Months Ended
	March 31		March 31
	2010	2009	2010	2009
		(In thousands)

Increase (decrease) in fair value:
Treasury lock agreements	$—	$1,221	$—	$1,221
Forward commodity contracts	(15,104)	(29,544)	(22,551)	(64,659)
Recognition of losses in earnings due to settlements:
Treasury lock agreements	421	633	843	1,420
Forward commodity contracts	5,219	19,773	19,320	32,344

Total other comprehensive loss from hedging, net of tax(1)	$(9,464)	$(7,917)	$(2,388)	$(29,674)

(1)	Utilizing an income tax rate of approximately 37 percent comprised of the effective rates in each taxing jurisdiction.

Deferred losses recorded in AOCI associated with our treasury lock agreements are recognized into earnings as they are amortized, while deferred losses associated with commodity contracts are recognized into earnings upon settlement. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of March 31, 2010:

	Treasury
	Lock	Commodity
	Agreements	Contracts	Total
		(In thousands)

Next twelve months	$(1,687)	$(14,830)	$(16,517)
Thereafter	(4,968)	(3,547)	(8,515)

Total(1)	$(6,655)	$(18,377)	$(25,032)

(1)	Utilizing an income tax rate of approximately 37 percent comprised of the effective rates in each taxing jurisdiction.

Financial Instruments Not Designated as Hedges

The impact of financial instruments that have not been designated as hedges on our condensed consolidated income statements for the three and six months ended March 31, 2010 and 2009 is presented below. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs are recovered through our rates and recognized in revenue. Accordingly, the impact of these financial instruments is excluded from this presentation.

	Three Months Ended		Six Months Ended
	March 31		March 31
	2010	2009	2010	2009
		(In thousands)

Natural gas marketing commodity contracts	$(1,811)	$10,593	$12,464	$6,761
Pipeline, storage and other commodity contracts	(1,175)	183	(168)	100

Total impact on revenue	$(2,986)	$10,776	$12,296	$6,861

4.	Fair Value Measurements

We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. During the three and six months ended March 31, 2010, there were no changes in these methods.

Effective October 1, 2009, the authoritative guidance related to nonrecurring fair value measurements became effective for us with respect to asset retirement obligations, most nonfinancial assets and liabilities that may be acquired in a business combination and impairment analyses performed for nonfinancial assets. The adoption of the FASB’s fair value guidance for the reporting of these nonrecurring fair value measurements did not have a material impact on our financial position, results of operations or cash flows for the three and six months ended March 31, 2010.

Although fair value measurements also apply to the valuation of our pension and post-retirement plan assets, the current fair value disclosure requirements are not applicable to our pension and post-retirement plan assets. Accordingly, these plan assets are not included in the tabular disclosures below. However, similar disclosures about fair value measurements for our pension and post-retirement plan assets will appear in our Form 10-K for the year ending September 30, 2010.

Quantitative Disclosures

Financial Instruments

The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following table summarizes, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010. Assets

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable	Netting and
	Markets	Inputs	Inputs	Cash	March 31,
	(Level 1)	(Level 2)(1)	(Level 3)	Collateral(2)	2010
			(In thousands)

Assets:
Financial instruments
Natural gas distribution segment	$—	$281	$—	$—	$281
Natural gas marketing segment	31,459	68,760	—	(72,289)	27,930

Total financial instruments	31,459	69,041	—	(72,289)	28,211
Hedged portion of gas stored underground
Natural gas marketing segment	73,655	—	—	—	73,655
Pipeline, storage and other segment(3)	3,844	—	—	—	3,844

Total gas stored underground	77,499	—	—	—	77,499
Available-for-sale securities	42,558	—	—	—	42,558

Total assets	$151,516	$69,041	$—	$(72,289)	$148,268

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$22,016	$—	$—	$22,016
Natural gas marketing segment	53,387	32,605	—	(79,488)	6,504

Total liabilities	$53,387	$54,621	$—	$(79,488)	$28,520

(1)	Our Level 2 measurements primarily consist of non-exchange-traded financial instruments, such as over-the-counter options and swaps where market data for pricing is observable. The fair values for these assets and liabilities are determined using a market-based approach in which observable market prices are adjusted for criteria specific to each instrument, such as the strike price, notional amount or basis differences.

(2)	This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and authoritative accounting literature. In addition, as of March 31, 2010, we had $7.2 million of cash held in margin accounts used to collateralize certain financial instruments which has been reflected as a financial instrument asset.

(3)	Our pipeline, storage and other segment uses financial instruments acquired from AEM on the same terms that AEM received from an independent counterparty. On a consolidated basis, these financial instruments are reported in the natural gas marketing segment; however, the underlying hedged item is reported in the pipeline, storage and other segment.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Fair Value Measures

Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations. The following table presents the carrying value and fair value of our debt as of March 31, 2010:

March 31, 2010
(In thousands)

Carrying Amount	$2,172,761
Fair Value	$2,364,093

5.	Debt

Long-term debt

Long-term debt at March 31, 2010 and September 30, 2009 consisted of the following:

	March 31,	September 30,
	2010	2009
	(In thousands)

Unsecured 7.375% Senior Notes, due May 2011	$350,000	$350,000
Unsecured 10% Notes, due December 2011	2,303	2,303
Unsecured 5.125% Senior Notes, due 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	500,000
Unsecured 6.35% Senior Notes, due 2017	250,000	250,000
Unsecured 8.50% Senior Notes, due 2019	450,000	450,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Medium term notes
Series A, 1995-2, 6.27%, due December 2010	10,000	10,000
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Rental property term note due in installments through 2013	458	524

Total long-term debt	2,172,761	2,172,827
Less:
Original issue discount on unsecured senior notes and debentures	(3,155)	(3,296)
Current maturities	(10,131)	(131)

	$2,159,475	$2,169,400

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

We finance our short-term borrowing requirements through a combination of a $566.7 million commercial paper program and four committed revolving credit facilities with third-party lenders that provide

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $1.2 billion of working capital funding. At March 31, 2010, there were no short-term debt borrowings outstanding. At September 30, 2009, there was a total of $72.6 million outstanding under our commercial paper program. We also use intercompany credit facilities to supplement the funding provided by these third-party committed credit facilities. These facilities are described in greater detail below.

Regulated Operations

We fund our regulated operations as needed, primarily through our commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $800 million of working capital funding. The first facility is a five-year $566.7 million unsecured facility, expiring December 2011, that bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from 0.30 percent to 0.75 percent, based on the Company’s credit ratings. This credit facility serves as a backup liquidity facility for our commercial paper program. At March 31, 2010, there were no borrowings under this facility nor was there any commercial paper outstanding.

The second facility is a $200 million unsecured 364-day facility that expires October 22, 2010. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from 1.75 percent to 3.00 percent, based on the Company’s credit ratings. At March 31, 2010, there were no borrowings outstanding under this facility.

The third facility is a $25 million unsecured facility that bears interest at a daily negotiated rate, generally based on the Federal Funds rate plus a variable margin. At March 31, 2010, there were no borrowings outstanding under this facility. This facility expired on March 31, 2010 and was replaced with a $25 million unsecured facility effective April 1, 2010 that also bears interest at a daily negotiated rate.

The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At March 31, 2010, our total-debt-to-total-capitalization ratio, as defined, was 51 percent. In addition, both the interest margin over the Eurodollar rate and the fees that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.

In addition to these third-party facilities, the Company has a $200 million intercompany revolving credit facility provided by AEH. This facility bears interest at the lower of (i) the one-month LIBOR rate plus 0.45 percent or (ii) the marginal borrowing rate available to the Company on the date of borrowing. The marginal borrowing rate is defined as the lower of (i) a rate based upon the lower of the Prime Rate or the Eurodollar rate under the five year revolving credit facility, (ii) a rate based upon the lower of the Prime Rate or the Eurodollar rate under the 364-day revolving credit facility or (iii) the lowest rate outstanding under the commercial paper program. Applicable state regulatory commissions have approved our use of this facility through December 31, 2010. There was $20.5 million outstanding under this facility at March 31, 2010.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At March 31, 2010, there were no borrowings outstanding under this credit facility. However, at March 31, 2010, AEM letters of credit totaling $42.0 million had been issued under the facility, which reduced the amount available by a corresponding amount. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility was $258.0 million at March 31, 2010.

AEM is required by the financial covenants in this facility to maintain a ratio of total liabilities to tangible net worth that does not exceed a maximum of 5 to 1. At March 31, 2010, AEM’s ratio of total liabilities to tangible net worth, as defined, was 0.96 to 1. Additionally, AEM must maintain minimum levels of net working capital and net worth ranging from $75 million to $112.5 million. As defined in the financial covenants, at March 31, 2010, AEM’s net working capital was $240.4 million and its tangible net worth was $254.4 million.

To supplement borrowings under this facility, AEM has a $300 million intercompany demand credit facility with AEH, which bears interest at the greater of (i) the one-month LIBOR rate plus 3.00 percent or (ii) the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent. Amounts outstanding under this facility are subordinated to AEM’s committed credit facility. There was $40.0 million outstanding under this facility at March 31, 2010.

Finally, AEH has a $200 million intercompany demand credit facility with AEC, which bears interest at greater of (i) the one-month LIBOR rate plus 3.00 percent or (ii) the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent. Applicable state regulatory commissions have approved the new facility through December 31, 2010. There were no borrowings outstanding under this facility at March 31, 2010.

Shelf Registration

On March 31, 2010, we filed a registration statement with the SEC to issue, from time to time, up to $1.3 billion in common stock and/or debt securities available for issuance.

We had already received approvals from all requisite state regulatory commissions to issue a total of $1.3 billion in common stock and/or debt securities under the new shelf registration statement, including the carryforward of the $450 million of securities remaining available for issuance under our shelf registration statement filed with the SEC on March 23, 2009. Due to certain restrictions imposed by one state regulatory commission on our ability to issue securities under the new registration statement, we will be able to issue a total of $950 million in debt securities and $350 million in equity securities.

Debt Covenants

In addition to the financial covenants described above, our credit facilities and public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We were in compliance with all of our debt covenants as of March 31, 2010. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

6.	Earnings Per Share

As discussed in Note 2, since we have non-vested share-based payments with a nonforfeitable right to dividends or dividend equivalents (referred to as participating securities) we are required to use the two-class method of computing earnings per share as of October 1, 2009. The Company’s non-vested restricted stock and restricted stock units, for which vesting is predicated solely on the passage of time granted under the 1998 Long-Term Incentive Plan, are considered to be participating securities. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. The presentation of earnings per share for previously reported periods has been adjusted to reflect the retrospective adoption of this standard. Basic and diluted earnings per share for the three and six months ended March 31, 2010 and 2009 are calculated as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Basic Earnings Per Share
Net income	$114,126	$129,003	$207,456	$204,966
Less: Income allocated to participating securities	1,142	1,183	2,088	1,817

Net income available to common shareholders	$112,984	$127,820	$205,368	$203,149

Basic weighted average shares outstanding	92,518	90,895	92,336	90,637

Net income per share — Basic	$1.22	$1.41	$2.22	$2.24

Diluted Earnings Per Share
Net income available to common shareholders	$112,984	$127,820	$205,368	$203,149
Effect of dilutive stock options and other shares	3	3	5	4

Net income available to common shareholders	$112,987	$127,823	$205,373	$203,153

Basic weighted average shares outstanding	92,518	90,895	92,336	90,637
Additional dilutive stock options and other shares	335	297	345	298

Diluted weighted average shares outstanding	92,853	91,192	92,681	90,935

Net income per share — Diluted	$1.22	$1.40	$2.22	$2.23

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no out-of-the-money stock options excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2010 as their exercise price was less than the average market price of the common stock during that period. There were approximately 260,000 out-of-the-money stock options excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2009.

7.	Interim Pension and Other Postretirement Benefit Plan Information

The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and six months ended March 31, 2010 and 2009 are presented in the following table. Most of these costs are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our gas distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(In thousands)

Components of net periodic pension cost:
Service cost	$3,994	$3,703	$3,359	$2,946
Interest cost	6,523	7,554	3,017	3,520
Expected return on assets	(6,320)	(6,238)	(615)	(573)
Amortization of transition asset	—	—	378	378
Amortization of prior service cost	(194)	(183)	(375)	—
Amortization of actuarial loss	2,823	955	94	—

Net periodic pension cost	$6,826	$5,791	$5,858	$6,271

	Six Months Ended March 31
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(In thousands)

Components of net periodic pension cost:
Service cost	$7,987	$7,406	$6,719	$5,892
Interest cost	13,047	15,108	6,035	7,040
Expected return on assets	(12,640)	(12,476)	(1,230)	(1,146)
Amortization of transition asset	—	—	756	756
Amortization of prior service cost	(387)	(366)	(750)	—
Amortization of actuarial loss	5,645	1,910	187	—

Net periodic pension cost	$13,652	$11,582	$11,717	$12,542

The assumptions used to develop our net periodic pension cost for the three and six months ended March 31, 2010 and 2009 are as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Discount rate	5.52%	7.57%	5.52%	7.57%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.25%	8.25%	5.00%	5.00%

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2010. Based upon this valuation, we expect we will be required to contribute less than $5 million to our pension plans by September 15, 2010.

We contributed $5.9 million to our other post-retirement benefit plans during the six months ended March 31, 2010. We expect to contribute a total of approximately $12 million to these plans during fiscal 2010.

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

Assets for the supplemental plans are held in separate rabbi trusts and comprise the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In thousands)

As of March 31, 2010:
Domestic equity mutual funds	$29,306	$5,132	$—	$34,438
Foreign equity mutual funds	4,753	927	—	5,680
Money market funds	2,440	—	—	2,440

	$36,499	$6,059	$—	$42,558

As of September 30, 2009:
Domestic equity mutual funds	$26,012	$3,012	$—	$29,024
Foreign equity mutual funds	4,047	893	—	4,940
Money market funds	7,735	—	—	7,735

	$37,794	$3,905	$—	$41,699

During the six months ended March 31, 2009, we recorded a $2.1 million noncash charge to impair certain available-for-sale investments due to deterioration of the market and the uncertainty of a full recovery. We did not maintain any investments that are in an unrealized loss position at March 31, 2010.

8.	Commitments and Contingencies

Litigation and Environmental Matters

With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 12 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, there were no material changes in the status of such litigation and environmental-related matters or claims during the six months ended March 31, 2010. We continue to believe that the final outcome of such litigation and environmental-related matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, we are involved in other litigation and environmental-related matters or claims that arise in the ordinary course of our business. While the ultimate results of such litigation or response actions to such environmental-related matters or claims cannot be predicted with certainty, we believe the final outcome of such litigation or response actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

Purchase Commitments

AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At March 31, 2010, AEM was committed to purchase 98.7 Bcf within one year, 8.1 Bcf within one to three years and 2.5 Bcf after three years under indexed contracts. AEM is committed to purchase 2.0 Bcf within one year, 0.9 Bcf within one to three years and 0.1 Bcf after three years under fixed price contracts with prices ranging from $3.64 to $6.36 per Mcf. Purchases under these contracts totaled $538.6 million and $431.5 million for the three months ended March 31, 2010 and 2009 and $892.7 million and $959.0 million for the six months ended March 31, 2010 and 2009.

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

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. The estimated commitments under these contracts as of March 31, 2010 are as follows (in thousands):

2010	$78,356
2011	150,999
2012	86,504
2013	6,564
2014	2,273
Thereafter	—

$324,696

Our natural gas marketing and pipeline, storage and other segments maintain long-term contracts related to storage and transportation. The estimated contractual demand fees for contracted storage and transportation under these contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. There were no material changes to the estimated storage and transportation fees for the six months ended March 31, 2010.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of March 31, 2010, rate cases were in progress in our Kansas, Kentucky and Missouri service areas and annual rate filing mechanisms were in progress in our Mid-Tex service area. In addition, there were GRIP filings in progress in our Atmos Pipeline — Texas, Mid-Tex and West Texas divisions along with other rate activity in our Georgia and Louisiana service areas. These regulatory proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments.

9.	Concentration of Credit Risk

Information regarding our concentration of credit risk is disclosed in Note 14 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. During the six months ended March 31, 2010, there were no material changes in our concentration of credit risk.

10.	Segment Information

As discussed in Note 1 above, we operate the Company through the following four segments:

•	The natural gas distribution segment, which includes our regulated natural gas distribution and related sales operations.

•	The regulated transmission and storage segment, which includes the regulated pipeline and storage operations of our Atmos Pipeline — Texas Division.

•	The natural gas marketing segment, which includes a variety of nonregulated natural gas management services.

•	The pipeline, storage and other segment, which includes our nonregulated natural gas gathering transmission and storage services.

Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in varying regulatory environments. Although our natural gas distribution segment operations are geographically dispersed, they are reported as a single segment as each natural gas distribution division has similar economic characteristics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We evaluate performance based on net income or loss of the respective operating units.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income statements for the three and six month periods ended March 31, 2010 and 2009 by segment are presented in the following tables:

	Three Months Ended March 31, 2010
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$1,365,736	$21,643	$545,985	$6,902	$—	$1,940,266
Intersegment revenues	252	33,538	146,167	2,148	(182,105)	—

	1,365,988	55,181	692,152	9,050	(182,105)	1,940,266
Purchased gas cost	980,603	—	685,672	1,369	(181,699)	1,485,945

Gross profit	385,385	55,181	6,480	7,681	(406)	454,321
Operating expenses
Operation and maintenance	87,542	20,248	6,531	3,173	(406)	117,088
Depreciation and amortization	46,748	5,282	424	626	—	53,080
Taxes, other than income	55,531	2,949	747	386	—	59,613

Total operating expenses	189,821	28,479	7,702	4,185	(406)	229,781

Operating income (loss)	195,564	26,702	(1,222)	3,496	—	224,540
Miscellaneous income (expense)	776	(20)	287	980	(1,974)	49
Interest charges	29,256	7,954	2,820	1,526	(1,974)	39,582

Income (loss) before income taxes	167,084	18,728	(3,755)	2,950	—	185,007
Income tax expense (benefit)	64,353	6,658	(1,313)	1,183	—	70,881

Net income (loss)	$102,731	$12,070	$(2,442)	$1,767	$—	$114,126

Capital expenditures	$95,765	$20,063	$47	$1,315	$—	$117,190

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2009
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$1,230,196	$32,097	$549,136	$9,977	$—	$1,821,406
Intersegment revenues	224	27,137	159,522	2,295	(189,178)	—

	1,230,420	59,234	708,658	12,272	(189,178)	1,821,406
Purchased gas cost	863,340	—	685,114	1,656	(188,755)	1,361,355

Gross profit	367,080	59,234	23,544	10,616	(423)	460,051
Operating expenses
Operation and maintenance	90,710	17,327	12,323	1,889	(509)	121,740
Depreciation and amortization	47,541	5,006	396	507	—	53,450
Taxes, other than income	55,101	2,572	446	195	—	58,314

Total operating expenses	193,352	24,905	13,165	2,591	(509)	233,504

Operating income	173,728	34,329	10,379	8,025	86	226,547
Miscellaneous income (expense)	835	283	118	2,060	(4,861)	(1,565)
Interest charges	28,821	7,349	3,461	677	(4,775)	35,533

Income before income taxes	145,742	27,263	7,036	9,408	—	189,449
Income tax expense	44,166	7,798	3,688	4,794	—	60,446

Net income	$101,576	$19,465	$3,348	$4,614	$—	$129,003

Capital expenditures	$84,618	$28,303	$88	$954	$—	$113,963

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2010
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$2,168,422	$41,485	$1,006,806	$16,405	$—	$3,233,118
Intersegment revenues	460	60,556	229,617	4,268	(294,901)	—

	2,168,882	102,041	1,236,423	20,673	(294,901)	3,233,118
Purchased gas cost	1,488,870	—	1,170,158	3,002	(294,082)	2,367,948

Gross profit	680,012	102,041	66,265	17,671	(819)	865,170
Operating expenses
Operation and maintenance	183,575	37,827	15,286	5,081	(819)	240,950
Depreciation and amortization	94,605	10,224	835	1,255	—	106,919
Taxes, other than income	93,521	6,216	1,682	746	—	102,165

Total operating expenses	371,701	54,267	17,803	7,082	(819)	450,034

Operating income	308,311	47,774	48,462	10,589	—	415,136
Miscellaneous income (expense)	1,433	23	495	1,433	(3,604)	(220)
Interest charges	58,934	15,922	5,198	1,840	(3,604)	78,290

Income before income taxes	250,810	31,875	43,759	10,182	—	336,626
Income tax expense	96,631	11,351	17,189	3,999	—	129,170

Net income	$154,179	$20,524	$26,570	$6,183	$—	$207,456

Capital expenditures	$196,227	$33,822	$453	$2,127	$—	$232,629

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2009
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$2,285,968	$62,319	$1,165,980	$23,471	$—	$3,537,738
Intersegment revenues	420	51,597	330,173	5,249	(387,439)	—

	2,286,388	113,916	1,496,153	28,720	(387,439)	3,537,738
Purchased gas cost	1,620,924	—	1,442,586	5,559	(386,594)	2,682,475

Gross profit	665,464	113,916	53,567	23,161	(845)	855,263
Operating expenses
Operation and maintenance	186,928	44,664	20,783	3,059	(1,017)	254,417
Depreciation and amortization	94,680	9,961	797	1,138	—	106,576
Taxes, other than income	95,847	5,360	1,039	205	—	102,451
Asset impairments	1,776	232	56	14	—	2,078

Total operating expenses	379,231	60,217	22,675	4,416	(1,017)	465,522

Operating income	286,233	53,699	30,892	18,745	172	389,741
Miscellaneous income (expense)	3,956	1,098	419	4,221	(11,560)	(1,866)
Interest charges	61,708	15,428	7,363	1,413	(11,388)	74,524

Income before income taxes	228,481	39,369	23,948	21,553	—	313,351
Income tax expense	76,772	12,243	10,025	9,345	—	108,385

Net income	$151,709	$27,126	$13,923	$12,208	$—	$204,966

Capital expenditures	$173,621	$33,363	$117	$14,229	$—	$221,330

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at March 31, 2010 and September 30, 2009 by segment is presented in the following tables:

	March 31, 2010
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
			(In thousands)

ASSETS
Property, plant and equipment, net	$3,811,548	$697,167	$7,229	$74,531	$—	$4,590,475
Investment in subsidiaries	597,982	—	(2,096)	—	(595,886)	—
Current assets
Cash and cash equivalents	53,441	—	173,340	4,372	—	231,153
Assets from risk management activities	281	—	19,017	833	(833)	19,298
Other current assets	571,092	14,726	278,909	71,287	(79,106)	856,908
Intercompany receivables	507,490	—	—	176,488	(683,978)	—

Total current assets	1,132,304	14,726	471,266	252,980	(763,917)	1,107,359
Intangible assets	—	—	1,147	—	—	1,147
Goodwill	571,592	132,300	24,282	10,429	—	738,603
Noncurrent assets from risk management activities	—	—	8,913	—	—	8,913
Deferred charges and other assets	280,265	8,701	1,164	16,563	—	306,693

	$6,393,691	$852,894	$511,905	$354,503	$(1,359,803)	$6,753,190

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,338,843	$191,724	$107,420	$298,838	$(597,982)	$2,338,843
Long-term debt	2,159,148	—	—	327	—	2,159,475

Total capitalization	4,497,991	191,724	107,420	299,165	(597,982)	4,498,318
Current liabilities
Current maturities of long-term debt	10,000	—	—	131	—	10,131
Short-term debt	20,475	—	40,000	—	(60,475)	—
Liabilities from risk management activities	22,016	—	3,483	—	(833)	24,666
Other current liabilities	657,020	7,961	239,894	41,376	(16,535)	929,716
Intercompany payables	—	555,141	128,837	—	(683,978)	—

Total current liabilities	709,511	563,102	412,214	41,507	(761,821)	964,513
Deferred income taxes	501,447	93,550	(12,277)	11,549	—	594,269
Noncurrent liabilities from risk management activities	—	—	3,854	—	—	3,854
Regulatory cost of removal obligation	317,203	—	—	—	—	317,203
Deferred credits and other liabilities	367,539	4,518	694	2,282	—	375,033

	$6,393,691	$852,894	$511,905	$354,503	$(1,359,803)	$6,753,190

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2009
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage
	Distribution	and Storage	Marketing	and Other	Eliminations	Consolidated
			(In thousands)

ASSETS
Property, plant and equipment, net	$3,703,471	$672,829	$7,112	$55,691	$—	$4,439,103
Investment in subsidiaries	547,936	—	(2,096)	—	(545,840)	—
Current assets
Cash and cash equivalents	23,655	—	87,266	282	—	111,203
Assets from risk management activities	4,395	—	27,424	2,765	(2,941)	31,643
Other current assets	499,155	17,017	157,846	112,551	(100,475)	686,094
Intercompany receivables	552,408	—	—	128,104	(680,512)	—

Total current assets	1,079,613	17,017	272,536	243,702	(783,928)	828,940
Intangible assets	—	—	1,461	—	—	1,461
Goodwill	571,592	132,300	24,282	10,429	—	738,603
Noncurrent assets from risk management activities	1,620	—	12,415	6	(6)	14,035
Deferred charges and other assets	290,327	11,932	1,065	18,300	—	321,624

	$6,194,559	$834,078	$316,775	$328,128	$(1,329,774)	$6,343,766

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,176,761	$171,200	$83,354	$293,382	$(547,936)	$2,176,761
Long-term debt	2,169,007	—	—	393	—	2,169,400

Total capitalization	4,345,768	171,200	83,354	293,775	(547,936)	4,346,161
Current liabilities
Current maturities of long-term debt	—	—	—	131	—	131
Short-term debt	158,942	—	—	—	(86,392)	72,550
Liabilities from risk management activities	20,181	—	4,060	182	(2,941)	21,482
Other current liabilities	510,749	9,251	116,078	19,167	(11,987)	643,258
Intercompany payables	—	557,190	123,322	—	(680,512)	—

Total current liabilities	689,872	566,441	243,460	19,480	(781,832)	737,421
Deferred income taxes	477,352	92,250	(10,675)	12,013	—	570,940
Noncurrent liabilities from risk management activities	—	—	6	—	(6)	—
Regulatory cost of removal obligation	321,086	—	—	—	—	321,086
Deferred credits and other liabilities	360,481	4,187	630	2,860	—	368,158

	$6,194,559	$834,078	$316,775	$328,128	$(1,329,774)	$6,343,766

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Atmos Energy Corporation

We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation as of March 31, 2010, the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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
May 6, 2010

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

Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties, which are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, include the following: our ability to continue to access the credit markets to satisfy our liquidity requirements; the impact of adverse economic conditions on our customers; increased costs of providing pension and postretirement health care benefits and increased funding requirements; market risks beyond our control affecting our risk management activities including market liquidity, commodity price volatility, increasing interest rates and counterparty creditworthiness; regulatory trends and decisions, including the impact of rate proceedings before various state regulatory commissions; increased federal regulatory oversight and potential penalties; the impact of environmental regulations on our business; the impact of possible future additional regulatory and financial risks associated with global warming and climate change on our business; the concentration of our distribution, pipeline and storage operations in Texas; adverse weather conditions; the effects of inflation and changes in the availability and price of natural gas; the capital-intensive nature of our gas distribution business; increased competition from energy suppliers and alternative forms of energy; the inherent hazards and risks involved in operating our gas distribution business; natural disasters, terrorist activities or other events; and other risks and uncertainties discussed herein, all of which are difficult to predict and many of which are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.

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

Our critical accounting policies are reviewed quarterly by the Audit Committee. There were no significant changes to these critical accounting policies during the six months ended March 31, 2010.

RESULTS OF OPERATIONS

The second quarter is our most important earnings quarter, where historically, we have earned about 64 percent of our annual net income. For the three months ended March 31, 2010, we reported net income of $114.1 million, or $1.22 per diluted share compared with net income of $129.0 million, or $1.40 per diluted share in the prior-year quarter. During the three months ended March 31, 2010, we experienced a 26 percent increase in consolidated distribution throughput due to colder weather in most of our service areas, which was partially offset by a 20 percent decrease in consolidated throughput in our regulated transmission and storage segment due to reduced demand and basis spreads. In addition, net income for the second quarter includes the positive impact of a state sales tax refund of $4.5 million which contributed $0.05 per diluted share. The results of our nonregulated operations also include noncash, unrealized net losses of $25.5 million, or ($0.27) per diluted share recognized during the quarter.

We reported net income of $207.5 million, or $2.22 per diluted share for the six months ended March 31, 2010 compared with net income of $205.0 million, or $2.23 per diluted share in the prior-year period. Regulated operations contributed 84 percent of our net income during this period with our nonregulated operations contributing the remaining 16 percent. The primary driver in the year-over-year increase in net income was due to our natural gas marketing segment experiencing a significant increase in unrealized margins. The favorable movement in our unrealized margins was primarily the result of the period-over-period timing of storage withdrawal gains and the associated reversal of unrealized gains into realized gains.

During the six months ended March 31, 2010, colder-than-normal-weather during the current year and recent improvements in rate designs in our natural gas distribution segment partially offset the decline in demand for natural gas, which contributed to a 25 percent year-over-year decrease in consolidated throughput in our regulated transmission and storage segment and a three percent year-over-year decrease in consolidated sales volumes in our natural gas marketing segment.

During the year, we continued to successfully access the capital markets and received updated debt ratings from two rating agencies. In October 2009, we renewed a $200 million 364-day committed credit facility and in December 2009 we renewed a $450 million 364-day committed credit facility for our nonregulated operations. In March 2010, Moody’s upgraded our rating outlook from stable to positive and affirmed the existing credit rating on our senior long-term debt and commercial paper while S&P affirmed our rating outlook as stable and our senior long-term debt credit rating. The new credit facilities should help ensure we have sufficient liquidity to fund our working capital needs, while our credit ratings should help us continue to obtain financing at a reasonable cost in the future.

The following table presents our consolidated financial highlights for the three and six months ended March 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2010	2009	2010	2009
	(In thousands, except per share data)

Operating revenues	$1,940,266	$1,821,406	$3,233,118	$3,537,738
Gross profit	454,321	460,051	865,170	855,263
Operating expenses	229,781	233,504	450,034	465,522
Operating income	224,540	226,547	415,136	389,741
Miscellaneous income (expense)	49	(1,565)	(220)	(1,866)
Interest charges	39,582	35,533	78,290	74,524
Income before income taxes	185,007	189,449	336,626	313,351
Income tax expense	70,881	60,446	129,170	108,385
Net income	$114,126	$129,003	$207,456	$204,966
Diluted net income per share	$1.22	$1.40	$2.22	$2.23

Our consolidated net income (loss) during the three and six months ended March 31, 2010 and 2009 was earned in each of our business segments as follows:

	Three Months Ended
	March 31
	2010	2009	Change
	(In thousands)

Natural gas distribution segment	$102,731	$101,576	$1,155
Regulated transmission and storage segment	12,070	19,465	(7,395)
Natural gas marketing segment	(2,442)	3,348	(5,790)
Pipeline, storage and other segment	1,767	4,614	(2,847)

Net income	$114,126	$129,003	$(14,877)

	Six Months Ended
	March 31
	2010	2009	Change
	(In thousands)

Natural gas distribution segment	$154,179	$151,709	$2,470
Regulated transmission and storage segment	20,524	27,126	(6,602)
Natural gas marketing segment	26,570	13,923	12,647
Pipeline, storage and other segment	6,183	12,208	(6,025)

Net income	$207,456	$204,966	$2,490

The following tables segregate our consolidated net income (loss) and diluted earnings per share between our regulated and nonregulated operations:

	Three Months Ended
	March 31
	2010	2009	Change
	(In thousands, except per share data)

Regulated operations	$114,801	$121,041	$(6,240)
Nonregulated operations	(675)	7,962	(8,637)

Consolidated net income	$114,126	$129,003	$(14,877)

Diluted EPS from regulated operations	$1.23	$1.31	$(0.08)
Diluted EPS from nonregulated operations	(0.01)	0.09	(0.10)

Consolidated diluted EPS	$1.22	$1.40	$(0.18)

	Six Months Ended
	March 31
	2010	2009	Change
	(In thousands, except per share data)

Regulated operations	$174,703	$178,835	$(4,132)
Nonregulated operations	32,753	26,131	6,622

Consolidated net income	$207,456	$204,966	$2,490

Diluted EPS from regulated operations	$1.87	$1.95	$(0.08)
Diluted EPS from nonregulated operations	0.35	0.28	0.07

Consolidated diluted EPS	$2.22	$2.23	$(0.01)

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

Three Months Ended March 31, 2010 compared with Three Months Ended March 31, 2009

Financial and operational highlights for our natural gas distribution segment for the three months ended March 31, 2010 and 2009 are presented below.

	Three Months Ended
	March 31
	2010	2009	Change
	(In thousands, unless otherwise noted)

Gross profit	$385,385	$367,080	$18,305
Operating expenses	189,821	193,352	(3,531)

Operating income	195,564	173,728	21,836
Miscellaneous income	776	835	(59)
Interest charges	29,256	28,821	435

Income before income taxes	167,084	145,742	21,342
Income tax expense	64,353	44,166	20,187

Net income	$102,731	$101,576	$1,155

Consolidated natural gas distribution sales volumes — MMcf	158,530	121,560	36,970
Consolidated natural gas distribution transportation volumes — MMcf	39,294	35,061	4,233

Total consolidated natural gas distribution throughput — MMcf	197,824	156,621	41,203

Consolidated natural gas distribution average transportation revenue per Mcf	$0.46	$0.48	$(0.02)
Consolidated natural gas distribution average cost of gas per Mcf sold	$6.19	$7.10	$(0.91)

The following table shows our operating income by natural gas distribution division, in order of total customers served, for the three months ended March 31, 2010 and 2009. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended
	March 31
	2010	2009	Change
	(In thousands)

Mid-Tex	$79,843	$80,374	$(531)
Kentucky/Mid-States	31,000	27,404	3,596
Louisiana	22,831	19,782	3,049
West Texas	21,400	14,806	6,594
Mississippi	17,852	16,771	1,081
Colorado-Kansas	14,267	13,623	644
Other	8,371	968	7,403

Total	$195,564	$173,728	$21,836

The $18.3 million increase in natural gas distribution gross profit primarily reflects rate adjustments and increased throughput as follows:

•	$12.7 million net increase in rate adjustments, primarily in the West Texas, Mid-Tex, Louisiana and Mississippi service areas.

•	$8.7 million increase as a result of a 26 percent increase in consolidated throughput primarily associated with higher residential and commercial consumption and colder weather in most of our service areas.

•	$4.9 million increase in revenue-related taxes primarily due to higher revenues, on which the tax is calculated.

These increases were partially offset by:

•	$7.0 million decrease related to a prior year reversal of an accrual for estimated unrecoverable gas costs that did not recur in the current year.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, decreased $3.5 million, primarily due to the following:

•	$7.4 million decrease due to a state sales tax reimbursement received in March 2010.

•	$1.4 million decrease due to lower contract labor expense.

These decreases were partially offset by a $4.8 million increase in employee-related expenses.

Additionally, results for the quarter ended March 31, 2009, were favorably impacted by a one-time tax benefit of $10.5 million. The benefit arose in the prior-year quarter after the Company updated tax rates used to record deferred taxes.

Six Months Ended March 31, 2010 compared with Six Months Ended March 31, 2009

Financial and operational highlights for our natural gas distribution segment for the six months ended March 31, 2010 and 2009 are presented below.

	Six Months Ended
	March 31
	2010	2009	Change
	(In thousands, unless otherwise noted)

Gross profit	$680,012	$665,464	$14,548
Operating expenses	371,701	379,231	(7,530)

Operating income	308,311	286,233	22,078
Miscellaneous income	1,433	3,956	(2,523)
Interest charges	58,934	61,708	(2,774)

Income before income taxes	250,810	228,481	22,329
Income tax expense	96,631	76,772	19,859

Net income	$154,179	$151,709	$2,470

Consolidated natural gas distribution sales volumes — MMcf	257,844	213,006	44,838
Consolidated natural gas distribution transportation volumes — MMcf	74,501	69,397	5,104

Total consolidated natural gas distribution throughput — MMcf	332,345	282,403	49,942

Consolidated natural gas distribution average transportation revenue per Mcf	$0.46	$0.46	$—
Consolidated natural gas distribution average cost of gas per Mcf sold	$5.77	$7.61	$(1.84)

The following table shows our operating income by natural gas distribution division, in order of total customers served, for the six months ended March 31, 2010 and 2009. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Six Months Ended
	March 31
	2010	2009	Change
	(In thousands)

Mid-Tex	$130,224	$133,052	$(2,828)
Kentucky/Mid-States	48,803	46,429	2,374
Louisiana	36,238	34,366	1,872
West Texas	33,157	22,819	10,338
Mississippi	27,654	25,206	2,448
Colorado-Kansas	22,873	22,224	649
Other	9,362	2,137	7,225

Total	$308,311	$286,233	$22,078

The $14.5 million increase in natural gas distribution gross profit primarily reflects rate adjustments and increased throughput as follows:

•	$22.5 million net increase in rate adjustments, primarily in the West Texas, Mid-Tex, Louisiana and Mississippi service areas.

•	$11.0 million increase as a result of an 18 percent increase in consolidated throughput primarily associated with higher residential and commercial consumption and colder weather in most of our service areas.

These increases were partially offset by:

•	$8.3 million decrease due to a non-recurring adjustment recorded in the prior-year period to update the estimate for gas delivered to customers but not yet billed to reflect base rate changes.

•	$7.0 million decrease related to a prior year reversal of an accrual for estimated unrecoverable gas costs that did not recur in the current year.

•	$2.7 million decrease due to a decrease in revenue-related taxes, primarily due to a decrease in revenues on which the tax is calculated.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense, taxes, other than income and asset impairments decreased $7.5 million, primarily due to the following:

•	$7.4 million decrease due to a state sales tax reimbursement received in March 2010.

•	$2.3 million decrease in taxes other than income due to lower franchise fees and state gross receipts taxes.

•	$2.2 million decrease in contract labor expenses.

•	$1.8 million decrease due to the absence of an impairment charge for available-for-sale securities recorded in December 2008.

•	$1.3 million decrease due to lower insurance premiums.

These decreases were partially offset by a $7.6 million increase in employee-related expenses.

Miscellaneous income decreased $2.5 million due to lower interest income. Interest charges decreased $2.8 million primarily due to lower short-term debt balances and interest rates.

Results for the six months ended March 31, 2009, were favorably impacted by the aforementioned one-time tax benefit of $10.5 million related to updated tax rates used to record deferred taxes.

Recent Ratemaking Developments

Significant ratemaking developments that occurred during the six months ended March 31, 2010 are discussed below. The amounts described below represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling.

Annual net operating income increases totaling $19.0 million resulting from ratemaking activity became effective in the six months ended March 31, 2010 as summarized below:

Annual Increase to
Rate Action	Operating Income
(In thousands)

Rate case filings	$9,195
Annual rate filing mechanisms	7,172
Other rate activity	2,630

$18,997

Additionally, the following ratemaking efforts were in progress during the second quarter of fiscal 2010 but had not been completed as of March 31, 2010.

			Operating
			Income
Division	Rate Action	Jurisdiction	Requested
			(In thousands)

Atmos Pipeline — Texas	GRIP(1)	RRC(2)	$13,540
Colorado/Kansas	Rate Case	Kansas	6,015
Kentucky/Mid-States	PRP(3)	Georgia	764
	Rate Case(4)	Kentucky	9,486
	Rate Case	Missouri	6,439
Louisiana	RSC(5)	Louisiana	1,841
	RSC	Louisiana	4,296
Mid-Tex	GRIP(1)(6)	Dallas & RRC	2,985
	Rate Review Mechanism (RRM)	Settled Cities	56,827
West Texas	GRIP(1)	RRC	370

			$102,563

(1)	Gas Reliability Infrastructure Program (GRIP) is a rate adjustment that allows utilities to recover additional invested capital without filing a full rate case.

(2)	Rate actions for the Atmos Pipeline — Texas Division are under the jurisdiction of the Railroad Commission of Texas (RRC).

(3)	The Pipeline Replacement Program (PRP) surcharge relates to a long-term cast iron replacement program.

(4)	The Company and Attorney General of the Commonwealth of Kentucky have filed a joint settlement with the Kentucky Commission requesting approval of a settlement in the amount of $5.9 million. Additionally, the settlement recommends moving bad debt recovery related to gas costs from base rates to Gas Cost Adjustment rates for recovery ($0.7 million) and approval of a pipeline replacement program.

(5)	The Louisiana Commission Staff recommended an increase of $1.7 million effective April 1, 2010, which the Commission accepted.

(6)	This GRIP filing is based on a Mid-Tex System-wide basis and made concurrently with the City of Dallas and the RRC for approval of their respective jurisdictional customers.

Additionally, in April 2010, our West Texas Division filed rate review mechanism filings with the City of Amarillo, City of Lubbock and West Texas Cities group for a combined increase of $6.6 million.

Rate Filings

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

		Increase in Annual	Effective
Division	State	Operating Income	Date
		(In thousands)

2010 Rate Case Filings:
Kentucky/Mid-States	Georgia	$2,935	3/31/2010
Mid-Tex	Texas(1)	2,963	01/26/2010
Colorado/Kansas	Colorado	1,900	01/04/2010
Kentucky/Mid-States	Virginia	1,397	11/23/2009

Total 2010 Rate Case Filings		$9,195

(1)	In its final order, the RRC approved a $3.0 million increase in operating income from customers in the Dallas & Environs portion of the Mid-Tex Division. Net of the GRIP 2008 rates that will be superseded, operating income will increase $0.2 million. The ruling also provided for regulatory accounting treatment for certain costs related to storage assets and costs moving from our Mid-Tex Division within our natural gas distribution segment to our regulated transmission and storage segment.

GRIP Filings

GRIP allows us to include in our rate base annually approved capital costs incurred in the prior calendar year provided that we file a complete rate case at least once every five years. The Company had no GRIP filings approved as of March 31, 2010. However, on April 20, 2010, the RRC approved an Atmos Pipeline — Texas GRIP filing in the amount of $13.4 million.

Annual Rate Filing Mechanisms

As an instrument to reduce regulatory lag, annual rate filing mechanisms allow us to refresh our rates on a periodic basis without filing a formal rate case. However, these filings still involve discovery by the appropriate regulatory authorities prior to the final determination of rates under these mechanisms. We currently have annual rate filing mechanisms in our Louisiana and Mississippi divisions and in significant portions of our Mid-Tex and West Texas divisions. These mechanisms are referred to as rate review mechanisms in our Mid-Tex and West Texas divisions, stable rate filings in the Mississippi Division and a rate stabilization clause in the Louisiana Division. The following table summarizes filings made under our various annual rate filing mechanisms for the six months ended March 31, 2010.

			Additional
			Annual
		Test Year	Operating	Effective
Division	Jurisdiction	Ended	Income	Date
			(In thousands)

2010 Filings:
Mississippi	Mississippi	6/30/2009	$3,183	12/15/2009
West Texas	Lubbock	12/31/2008	2,704	10/01/2009
West Texas	Amarillo	12/31/2008	1,285	10/01/2009

Total 2010 Filings			$7,172

Other Ratemaking Activity

The following table summarizes other ratemaking activity during the six months ended March 31, 2010:

			Increase in
			Operating	Effective
Division	Jurisdiction	Rate Activity	Income	Date
			(In thousands)

2010 Other Rate Activity:
Kentucky/Mid-States	Missouri	ISRS(1)	$563	03/02/2010
Colorado-Kansas	Kansas	Ad Valorem(2)	392	01/05/2010
	Kansas	GSRS(3)	766	12/12/2009
Kentucky/Mid-States	Georgia	PRP Surcharge	909	10/01/2009

Total 2010 Other Rate Activity			$2,630

(1)	Infrastructure System Replacement Surcharge (ISRS) relates to maintenance capital investments made since the previous rate case.

(2)	The Ad Valorem filing relates to a collection of property taxes in excess of the amount included in the Company’s base rates.

(3)	Gas System Reliability Surcharge (GSRS) relates to safety related investments made since the previous rate case.

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

Three Months Ended March 31, 2010 compared with Three Months Ended March 31, 2009

Financial and operational highlights for our regulated transmission and storage segment for the three months ended March 31, 2010 and 2009 are presented below.

	Three Months Ended
	March 31
	2010	2009	Change
	(In thousands, unless otherwise noted)

Mid-Tex transportation	$33,214	$27,061	$6,153
Third-party transportation	16,335	23,846	(7,511)
Storage and park and lend services	2,673	2,657	16
Other	2,959	5,670	(2,711)

Gross profit	55,181	59,234	(4,053)
Operating expenses	28,479	24,905	3,574

Operating income	26,702	34,329	(7,627)
Miscellaneous income (expense)	(20)	283	(303)
Interest charges	7,954	7,349	605

Income before income taxes	18,728	27,263	(8,535)
Income tax expense	6,658	7,798	(1,140)

Net income	$12,070	$19,465	$(7,395)

Gross pipeline transportation volumes — MMcf	192,441	193,356	(915)

Consolidated pipeline transportation volumes — MMcf	98,418	123,285	(24,867)

The $4.1 million decrease in regulated transmission and storage gross profit was attributable primarily to the following factors:

•	$3.5 million decrease due to lower transportation fees on through-system deliveries due to narrower basis spreads.

•	$2.8 million decrease due to the absence of excess inventory sales.

•	$2.6 million decrease in market-based demand fees, priority reservation fees and compression activity associated with lower throughput.

These decreases were partially offset by the following:

•	$3.2 million increase due to increased through system volumes primarily associated with colder weather in our Mid-Tex service area.

•	$1.5 million increase associated with our GRIP filings.

Operating expenses increased $3.6 million primarily due to higher levels of pipeline maintenance activities and employee-related expenses.

Six Months Ended March 31, 2010 compared with Six Months Ended March 31, 2009

Financial and operational highlights for our regulated transmission and storage segment for the six months ended March 31, 2010 and 2009 are presented below.

	Six Months Ended
	March 31
	2010	2009	Change
	(In thousands, unless otherwise noted)

Mid-Tex transportation	$59,925	$51,413	$8,512
Third-party transportation	31,577	49,212	(17,635)
Storage and park and lend services	5,278	5,014	264
Other	5,261	8,277	(3,016)

Gross profit	102,041	113,916	(11,875)
Operating expenses	54,267	60,217	(5,950)

Operating income	47,774	53,699	(5,925)
Miscellaneous income	23	1,098	(1,075)
Interest charges	15,922	15,428	494

Income before income taxes	31,875	39,369	(7,494)
Income tax expense	11,351	12,243	(892)

Net income	$20,524	$27,126	$(6,602)

Gross pipeline transportation volumes — MMcf	350,214	385,528	(35,314)

Consolidated pipeline transportation volumes — MMcf	194,356	259,143	(64,787)

The $11.9 million decrease in regulated transmission and storage gross profit was attributable primarily to the following factors:

•	$7.5 million decrease due to lower transportation fees on through-system deliveries due to narrower basis spreads.

•	$3.9 million decrease in market-based demand fees, priority reservation fees and compression activity associated with lower throughput.

•	$2.8 million decrease due to the absence of excess inventory sales.

These decreases were partially offset by a $3.1 million increase associated with our GRIP filings.

Operating expenses decreased $6.0 million primarily due to lower levels of pipeline maintenance activities.

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

AEM also uses financial instruments to capture additional storage arbitrage opportunities that may arise after the original physical inventory is hedged and to attempt to insulate and protect the economic value within its asset optimization activities. Changes in fair value associated with these financial instruments are recognized as a component of unrealized margins until they are settled.

Due to the nature of these operations, natural gas prices have a significant impact on our natural gas marketing operations. Within our delivered gas business, higher natural gas prices may adversely impact our accounts receivable collections, resulting in higher bad debt expense and may require us to increase borrowings under our credit facilities resulting in higher interest expense. Higher gas prices, as well as competitive factors in the industry and general economic conditions may also cause customers to conserve or use alternative energy sources. Within our asset optimization activities, higher gas prices could also lead to increased borrowings under our credit facilities resulting in higher interest expense.

Volatility in natural gas prices also has a significant impact on our natural gas marketing segment. Increased price volatility often has a significant impact on the spreads between market (spot) prices and forward natural gas prices, which creates opportunities to earn higher arbitrage spreads within our asset optimization activities. However, increased volatility impacts the amounts of unrealized margins recorded in our gross profit and could impact the amount of cash required to collateralize our risk management liabilities.

Three Months Ended March 31, 2010 compared with Three Months Ended March 31, 2009

Financial and operational highlights for our natural gas marketing segment for the three months ended March 31, 2010 and 2009 are presented below. Gross profit margin consists primarily of margins earned from the delivery of gas and related services requested by our customers and margins earned from asset optimization activities, which are derived from the utilization of our proprietary and managed third-party storage and transportation assets to capture favorable arbitrage spreads through natural gas trading activities.

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

	Three Months Ended
	March 31
	2010	2009	Change
	(In thousands, unless otherwise noted)

Realized margins
Delivered gas	$17,126	$23,165	$(6,039)
Asset optimization(1)	24,891	(2,073)	26,964

	42,017	21,092	20,925
Unrealized margins	(35,537)	2,452	(37,989)

Gross profit	6,480	23,544	(17,064)
Operating expenses	7,702	13,165	(5,463)

Operating income (loss)	(1,222)	10,379	(11,601)
Miscellaneous income	287	118	169
Interest charges	2,820	3,461	(641)

Income (loss) before income taxes	(3,755)	7,036	(10,791)
Income tax expense (benefit)	(1,313)	3,688	(5,001)

Net income (loss)	$(2,442)	$3,348	$(5,790)

Gross natural gas marketing sales volumes — MMcf	123,877	123,066	811

Consolidated natural gas marketing sales volumes — MMcf	104,893	104,973	(80)

Net physical position (Bcf)	22.7	21.9	0.8

(1)	Net of storage fees of $3.5 million and $2.9 million.

AEM’s asset optimization activities contributed 59 percent to total realized margins during the second quarter of fiscal 2010, with the delivered gas business contributing the remaining 41 percent. The $20.9 million increase in realized gross profit reflected:

•	A $26.9 million increase in asset optimization margins primarily attributable to the timing of the settlement of open positions. During the three months ended March 31, 2010, AEM recognized the gains it had captured from its optimization activities during the first quarter of fiscal 2010. In the prior year, AEM recognized similar gains from its optimization activities during the first quarter of fiscal 2009.

•	A $6.0 million decrease in realized delivered gas margins due to lower per-unit margins as a result of narrowing basis spreads.

The increase in realized gross profit was more than offset by a $38.0 million decrease in unrealized margins primarily due to the realization during the current quarter of unrealized gains that had been recorded in the first quarter of fiscal 2010.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income taxes, decreased $5.5 million primarily due to a decrease in employee and other administrative costs.

Six Months Ended March 31, 2010 compared with Six Months Ended March 31, 2009

Financial and operational highlights for our natural gas marketing segment for the six months ended March 31, 2010 and 2009 are presented below.

	Six Months Ended
	March 31
	2010	2009	Change
	(In thousands, unless otherwise noted)

Realized margins
Delivered gas	$33,213	$41,718	$(8,505)
Asset optimization(1)	31,320	34,866	(3,546)

	64,533	76,584	(12,051)
Unrealized margins	1,732	(23,017)	24,749

Gross profit	66,265	53,567	12,698
Operating expenses	17,803	22,675	(4,872)

Operating income	48,462	30,892	17,570
Miscellaneous income	495	419	76
Interest charges	5,198	7,363	(2,165)

Income before income taxes	43,759	23,948	19,811
Income tax expense	17,189	10,025	7,164

Net income	$26,570	$13,923	$12,647

Gross natural gas marketing sales volumes — MMcf	226,138	233,724	(7,586)

Consolidated natural gas marketing sales volumes — MMcf	192,122	198,281	(6,159)

Net physical position (Bcf)	22.7	21.9	0.8

(1)	Net of storage fees of $6.0 million and $5.5 million.

AEM’s delivered gas business contributed 51 percent to total realized margins during the six months ended March 31, 2010 with asset optimization activities contributing the remaining 49 percent. The $12.0 million decrease in realized gross profit reflected the following:

•	$8.5 million decrease in realized delivered gas margins due to lower per-unit margins as a result of narrowing basis spreads, combined with lower delivered sales volumes. Per-unit margins were $0.15/Mcf in the current-year period compared with $0.18/Mcf in the prior-year period, while delivered sales volumes were three percent lower in the current-year period when compared with the prior-year period.

•	$3.5 million decrease in asset optimization margins primarily attributable to lower natural gas volatility in the current-year period which created fewer opportunities to optimize our storage assets.

The decrease in realized gross profit was more than offset by a $24.7 million increase in unrealized margins due to the period-over-period timing of storage withdrawal gains and the associated reversal of unrealized gains into realized gains.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense, taxes, other than income taxes and asset impairments decreased $4.9 million primarily due to a decrease in employee and other administrative costs.

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

We consider this measure a non-GAAP financial measure as it is calculated using both forward-looking storage injections/withdrawals and hedge settlement estimates and historical financial information. This measure is presented because we believe it provides a more comprehensive view to investors of our asset optimization efforts and thus a better understanding of these activities than would be presented by GAAP measures alone. Because there is no assurance that the economic value or potential gross profit will be realized in the future, corresponding future GAAP amounts are not available.

The following table presents AEM’s economic value and its potential gross profit (loss) at March 31, 2010 and 2009.

	March 31
	2010	2009
	(In millions, unless otherwise noted)

Economic value	$0.6	$33.4
Associated unrealized (gains) losses	7.5	(2.4)

Subtotal	8.1	31.0
Related fees(1)	(13.8)	(16.0)

Potential gross profit (loss)	$(5.7)	$15.0

Net physical position (Bcf)	22.7	21.9

(1)	Related fees represent AEM’s contractual costs to acquire the storage capacity utilized in its asset optimization operations. The fees primarily consist of demand fees and contractual obligations to sell gas below market index prices in exchange for the right to manage and optimize third party storage assets for the positions AEM has entered into as of March 31, 2010 and 2009.

During the six months ended March 31, 2010, AEM’s economic value decreased from $28.6 million, or $2.07/Mcf at September 30, 2009 to $0.6 million, or $0.02/Mcf. This compares unfavorably to AEM’s economic value at March 31, 2009 of $33.4 million, or $1.53/Mcf.

Early in the first quarter of fiscal 2010, AEM withdrew gas and realized previously captured spread values. As current cash prices declined during the first fiscal quarter, AEM injected gas and rolled positions into the second fiscal quarter to increase economic value. These positions were settled in the second fiscal quarter and the associated economic value was realized. However, cash prices continued to fall and weak market fundamentals created limited opportunities to capture economic value. Therefore, AEM injected additional gas into storage. However, as of March 31, 2010, AEM had established just a limited number of positions as it believes future market conditions will create improved opportunities to capture spread values.

The economic value is based upon planned storage injection and withdrawal schedules and its realization is contingent upon the execution of this plan, weather and other execution factors. Since AEM actively manages and optimizes its portfolio to attempt to enhance the future profitability of its storage position, it may change its scheduled storage injection and withdrawal plans from one time period to another based on market conditions. Therefore, we cannot ensure that the economic value or the potential gross profit calculated as of March 31, 2010 will be fully realized in the future nor can we predict in what time periods such realization may occur. Further, if we experience operational or other issues which limit our ability to optimally manage our stored gas positions, our earnings could be adversely impacted.

Pipeline, Storage and Other Segment

Our pipeline, storage and other segment consists primarily of the operations of Atmos Pipeline and Storage, LLC (APS). APS is engaged in nonregulated transmission, storage and natural gas-gathering services. Its primary asset is a proprietary 21 mile pipeline located in New Orleans, Louisiana that is primarily used to aggregate gas supply for our regulated natural gas distribution division in Louisiana, our natural gas marketing segment, and, on a more limited basis, for third parties. APS also owns or has an interest in underground storage fields in Kentucky and Louisiana that are used to reduce the need of our natural gas distribution divisions to contract for additional pipeline capacity to meet customer demand during peak periods.

APS also engages in asset optimization activities whereby it seeks to maximize the economic value associated with the storage and transportation capacity it owns or controls. Certain of these arrangements are with regulated affiliates of the Company which have been approved by applicable state regulatory commissions. Generally, these asset management plans require APS to share with our regulated customers a portion of the profits earned from these arrangements. APS also seeks to maximize the economic value associated with the storage and transportation capacity it owns or controls by engaging in natural gas storage transactions in which it seeks to find and profit from the pricing differences that occur over time.

Results for this segment are primarily impacted by seasonal weather patterns and, similar to our natural gas marketing segment, volatility in the natural gas markets. Additionally, this segment’s results include an unrealized component as APS hedges its risk associated with its asset optimization activities.

Three Months Ended March 31, 2010 compared with Three Months Ended March 31, 2009

Financial and operational highlights for our pipeline, storage and other segment for the three months ended March 31, 2010 and 2009 are presented below.

	Three Months Ended
	March 31
	2010	2009	Change
	(In thousands)

Asset optimization	$7,392	$15,157	$(7,765)
Storage and transportation services	3,093	3,312	(219)
Other	1,200	350	850
Unrealized margins	(4,004)	(8,203)	4,199

Gross profit	7,681	10,616	(2,935)
Operating expenses	4,185	2,591	1,594

Operating income	3,496	8,025	(4,529)
Miscellaneous income	980	2,060	(1,080)
Interest charges	1,526	677	849

Income before income taxes	2,950	9,408	(6,458)
Income tax expense	1,183	4,794	(3,611)

Net income	$1,767	$4,614	$(2,847)

Gross profit from our pipeline, storage and other segment decreased $2.9 million primarily due to the following:

•	$6.5 million decrease in margins earned from utilizing assets subject to APS’ asset management plans due to fewer trading opportunities this year compared to the prior-year period which created a less volatile natural gas market.

•	$1.8 million decrease in basis gains earned from utilizing leased capacity.

•	$4.2 million increase in unrealized margins associated with our asset optimization activities.

Operating expenses increased $1.6 million primarily due to legal and other administrative costs.

Six Months Ended March 31, 2010 compared with Six Months Ended March 31, 2009

Financial and operational highlights for our pipeline, storage and other segment for the six months ended March 31, 2010 and 2009 are presented below.

	Six Months Ended
	March 31
	2010	2009	Change
	(In thousands)

Asset optimization	$7,489	$20,624	$(13,135)
Storage and transportation services	6,427	6,627	(200)
Other	1,144	1,339	(195)
Unrealized margins	2,611	(5,429)	8,040

Gross profit	17,671	23,161	(5,490)
Operating expenses	7,082	4,416	2,666

Operating income	10,589	18,745	(8,156)
Miscellaneous income	1,433	4,221	(2,788)
Interest charges	1,840	1,413	427

Income before income taxes	10,182	21,553	(11,371)
Income tax expense	3,999	9,345	(5,346)

Net income	$6,183	$12,208	$(6,025)

Gross profit from our pipeline, storage and other segment decreased $5.5 million primarily due to the following:

•	$6.4 million decrease from lower margins earned on storage optimization activities.

•	$3.7 million decrease in basis gains earned from utilizing leased capacity.

•	$3.0 million decrease from lower margins earned on asset management plans.

•	$8.0 million increase in unrealized margins associated with our asset optimization activities.

Operating expenses increased $2.7 million primarily due to the following:

•	$1.4 million increase in other administrative costs.

•	$0.7 million increase in employee costs.

•	$0.3 million increase in property taxes.

Miscellaneous income decreased $2.8 million due to lower interest expense incurred by this segment.

Liquidity and Capital Resources

The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a variety of sources, including internally generated funds and borrowings under our commercial paper program and bank credit facilities. Additionally, we have various uncommitted trade credit lines with our gas suppliers that we utilize to purchase natural gas on a monthly basis. Finally, from time to time, we raise funds from the public debt and equity capital markets to fund our liquidity needs.

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

Cash flows from operating, investing and financing activities for the six months ended March 31, 2010 and 2009 are presented below.

	Six Months Ended March 31
	2010	2009	Change
	(In thousands)

Total cash provided by (used in)
Operating activities	$483,458	$614,622	$(131,164)
Investing activities	(233,575)	(225,255)	(8,320)
Financing activities	(129,933)	46,001	(175,934)

Change in cash and cash equivalents	119,950	435,368	(315,418)
Cash and cash equivalents at beginning of period	111,203	46,717	64,486

Cash and cash equivalents at end of period	$231,153	$482,085	$(250,932)

Cash flows from operating activities

Period-over-period changes in our operating cash flows are primarily attributable to changes in net income and working capital changes, particularly within our natural gas distribution segment resulting from the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.

For the six months ended March 31, 2010, we generated operating cash flow of $483.5 million from operating activities compared with $614.6 million for the six months ended March 31, 2009, primarily due to the fluctuation in gas costs. Gas costs, which reached historically high levels during the 2008 injection season, declined sharply when the economy slipped into the recession and have remained relatively stable since that time. Operating cash flow for the fiscal 2010 period reflects the recovery of lower gas costs through purchased gas recovery mechanisms and sales. This is in contrast to the fiscal 2009 period, where operating cash flow was favorably influenced by the recovery of high gas costs during a period of falling prices.

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

Capital expenditures for fiscal 2010 are expected to range from $520 million to $535 million. For the six months ended March 31, 2010, capital expenditures were $232.6 million compared with $221.3 million for the six months ended March 31, 2009. The $11.3 million increase in capital expenditures primarily reflects spending for the relocation of our information technology data center to a new facility.

Cash flows from financing activities

For the six months ended March 31, 2010, our financing activities used $129.9 million of cash compared with a cash inflow of $46.0 million in the prior-year period, primarily due to the following:

•	$446.2 million decrease in cash inflows due to the absence of proceeds from the issuance of long-term debt that occurred in the prior-year period.

•	$3.8 million decrease due to a substantial decrease in the number of shares of common stock issued to provide shares for our Retirement Savings Plan due to a change to purchasing such shares on the open market.

•	$2.1 million additional cash used due to an increase in dividends paid in the current year compared to the prior year.

•	$1.9 million decrease in cash inflows due to the absence of the settlement of a Treasury lock agreement that occurred in the prior-year period.

These decreases in financing cash flows were partially offset by a $277.6 million increase due to lower short-term debt repayments. In the current-year period, $75.9 million of short-term debt was repaid, compared with $353.5 million in the prior-year period. The reduction in net borrowings reflects the timing of the use of our line of credit to finance natural gas purchases and working capital.

The following table summarizes our share issuances for the six months ended March 31, 2010 and 2009.

	Six Months Ended
	March 31
	2010	2009

Shares issued:
Direct Stock Purchase Plan	103,529	220,361
Retirement Savings Plan and Trust	79,722	330,990
1998 Long-Term Incentive Plan	409,535	579,990
Outside Directors Stock-for-Fee Plan	2,040	1,590

Total shares issued	594,826	1,132,931

The year-over-year decrease in the number of shares issued primarily reflects the fact that we have started using shares purchased in the open market rather than issuing shares for the Direct Stock Purchase Plan and the Retirement Savings Plan. In addition, we awarded fewer shares under our 1998 Long-Term Incentive Plan due to the Company achieving a lower level of performance relative to the target performance established under the Plan during fiscal 2009 compared to fiscal 2008. Further, a higher average stock price during the second quarter of fiscal 2010 compared to the second quarter of 2009 caused us to issue fewer shares during the quarter.

Credit Facilities

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply to meet our customers’ needs could significantly affect our borrowing requirements. However, our short-term borrowings reach their highest levels in the winter months.

We finance our short-term borrowing requirements through a combination of a $566.7 million commercial paper program and four committed revolving credit facilities with third-party lenders that provide approximately $1.2 billion of working capital funding. As of March 31, 2010, the amount available to us under our credit facilities, net of outstanding letters of credit, was approximately $1.1 billion. These facilities are described in further detail in Note 5 to the unaudited condensed consolidated financial statements.

Shelf Registration

On March 31, 2010, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $1.3 billion in common stock and/or debt securities available for issuance.

We had already received approvals from all requisite state regulatory commissions to issue a total of $1.3 billion in common stock and/or debt securities under the new shelf registration statement, including the carryforward of the $450 million of securities remaining available for issuance under our shelf registration statement filed with the SEC on March 23, 2009. Due to certain restrictions imposed by one state regulatory commission on our ability to issue securities under the new registration statement, we will be able to issue a total of $950 million in debt securities and $350 million in equity securities.

Credit Ratings

Our credit ratings directly affect our ability to obtain short-term and long-term financing in addition to the cost of such financing. In determining our credit ratings, the rating agencies consider a number of quantitative factors, including debt to total capitalization, operating cash flow relative to outstanding debt, operating cash flow coverage of interest and pension liabilities and funding status. In addition, the rating agencies consider qualitative factors such as consistency of our earnings over time, the quality of our management and business strategy, the risks associated with our regulated and nonregulated businesses and the regulatory structures that govern our rates in the states where we operate.

Our debt is rated by three rating agencies: Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings, Ltd. (Fitch). In March 2010, Moody’s upgraded our rating outlook from stable to positive and affirmed the credit rating on our senior long-term debt at Baa2 and on our commercial paper at P-2. Moody’s stated that the key driver for the upgrade was successful rate case outcomes over the past year. In March 2010, S&P affirmed our senior long-term debt credit rating of BBB+ and our rating outlook as stable. Fitch still maintains a stable outlook. Our current debt ratings are all considered investment grade and are as follows:

	S&P	Moody’s	Fitch

Unsecured senior long-term debt	BBB+	Baa2	BBB+
Commercial paper	A-2	P-2	F-2

A significant degradation in our operating performance or a significant reduction in our liquidity caused by more limited access to the private and public credit markets as a result of deteriorating global financial and credit conditions could trigger a negative change in our ratings outlook or even a reduction in our credit ratings by the three credit rating agencies. This would mean more limited access to the private and public credit markets and an increase in the costs of such borrowings.

A credit rating is not a recommendation to buy, sell or hold securities. The highest investment grade credit rating for is AAA for S&P, Aaa for Moody’s and AAA for Fitch. The lowest investment grade credit rating is BBB- for S&P, Baa3 for Moody’s and BBB- for Fitch. Our credit ratings may be revised or withdrawn at any time by the rating agencies, and each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered, or withdrawn entirely, by a rating agency if, in its judgment, circumstances so warrant.

Debt Covenants

We were in compliance with all of our debt covenants as of March 31, 2010. Our debt covenants are described in greater detail in Note 5 to the unaudited condensed consolidated financial statements.

Capitalization

The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of March 31, 2010, September 30, 2009 and March 31, 2009:

	March 31, 2010		September 30, 2009		March 31, 2009
	(In thousands, except percentages)

Short-term debt	$—	—	$72,550	1.6%	$—	—
Long-term debt	2,169,606	48.1%	2,169,531	49.1%	2,569,366	54.1%
Shareholders’ equity	2,338,843	51.9%	2,176,761	49.3%	2,178,494	45.9%

Total	$4,508,449	100.0%	$4,418,842	100.0%	$4,747,860	100.0%

Total debt as a percentage of total capitalization, including short-term debt, was 48.1 percent at March 31, 2010, 50.7 percent at September 30, 2009 and 54.1 percent at March 31, 2009. Our ratio of total debt to capitalization is typically greater during the winter heating season as we incur short-term debt to fund natural gas purchases and meet our working capital requirements. We intend to maintain our debt to capitalization ratio in a target range of 50 to 55 percent.

Contractual Obligations and Commercial Commitments

Significant commercial commitments are described in Note 8 to the unaudited condensed consolidated financial statements. There were no significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2010.

As we previously discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, in February 2008, Atmos Pipeline and Storage, LLC, a subsidiary of AEH, announced plans to construct and operate a salt-cavern storage project in Franklin Parish, Louisiana. In March 2010, we entered into an option and acquisition agreement with a third party, which provides the third party with the exclusive option to develop the proposed Fort Necessity salt-dome natural gas storage project. If the option is exercised, we will retain a non-controlling equity position in Fort Necessity and will share in a percentage of the profits.

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

The following table shows the components of the change in fair value of our natural gas distribution segment’s financial instruments for the three and six months ended March 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2010	2009	2010	2009
	(In thousands)

Fair value of contracts at beginning of period	$(17,470)	$(51,314)	$(14,166)	$(63,677)
Contracts realized/settled	(13,390)	(47,231)	(34,418)	(100,996)
Fair value of new contracts	(1,288)	277	(2,236)	(4,006)
Other changes in value	10,413	76,405	29,085	146,816

Fair value of contracts at end of period	$(21,735)	$(21,863)	$(21,735)	$(21,863)

The fair value of our natural gas distribution segment’s financial instruments at March 31, 2010 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2010
	Maturity in Years
	Less			Greater	Total Fair
Source of Fair Value	than 1	1-3	4-5	than 5	Value
	(In thousands)

Prices actively quoted	$(21,735)	$—	$—	$—	$(21,735)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(21,735)	$—	$—	$—	$(21,735)

The following table shows the components of the change in fair value of our natural gas marketing segment’s financial instruments for the three and six months ended March 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2010	2009	2010	2009
	(In thousands)

Fair value of contracts at beginning of period	$32,306	$(28,598)	$26,698	$16,542
Contracts realized/settled	(22,030)	6,972	(24,242)	(13,275)
Fair value of new contracts	—	—	—	—
Other changes in value	3,951	(11,020)	11,771	(35,913)

Fair value of contracts at end of period	14,227	(32,646)	14,227	(32,646)
Netting of cash collateral	7,199	79,098	7,199	79,098

Cash collateral and fair value of contracts at period end	$21,426	$46,452	$21,426	$46,452

The fair value of our natural gas marketing segment’s financial instruments at March 31, 2010 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2010
	Maturity in Years
	Less			Greater	Total Fair
Source of Fair Value	than 1	1-3	4-5	than 5	Value
	(In thousands)

Prices actively quoted	$9,168	$5,746	$(687)	$—	$14,227
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$9,168	$5,746	$(687)	$—	$14,227

Pension and Postretirement Benefits Obligations

For the six months ended March 31, 2010 and 2009, our total net periodic pension and other benefits cost was $25.4 million and $24.1 million. Those costs relating to our natural gas distribution operations are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

Our fiscal 2010 costs were determined using a September 30, 2009 measurement date. As of September 30, 2009, interest and corporate bond rates utilized to determine our discount rates, were significantly higher than the interest and corporate bond rates as of September 30, 2008, the measurement date for our fiscal 2009 net periodic cost. Accordingly, we decreased our discount rate used to determine our fiscal 2010 pension and benefit costs to 5.52 percent. We maintained the expected return on our pension plan assets at 8.25 percent, despite the recent decline in the financial markets as we believe this rate reflects the average rate of expected earnings on plan assets that will fund our projected benefit obligation. Although the fair value of our plan assets has declined as the financial markets have declined, the impact of this decline is mitigated by the fact that fluctuations in asset values are “smoothed” for purposes of determining net periodic pension cost. Accordingly, asset gains and losses are recognized over time as a component of net periodic pension and benefit costs for our Pension Account Plan, our largest funded plan. Accordingly, our fiscal 2010 pension and postretirement medical costs were materially the same as in fiscal 2009.

In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2010. Based upon this valuation, we expect we will be required to contribute less than $5 million to our pension plans by September 15, 2010. The need for this funding reflects the decline in the fair value of the plans’ assets resulting from the unfavorable market conditions experienced during 2008 and 2009. This contribution will increase the level of our plan assets to achieve a desirable PPA funding threshold. With respect to our postretirement medical plans, we anticipate contributing a total of approximately $12 million to these plans during fiscal 2010.

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

OPERATING STATISTICS AND OTHER INFORMATION

The following tables present certain operating statistics for our natural gas distribution, regulated transmission and storage, natural gas marketing and pipeline, storage and other segments for the three and six month periods ended March 31, 2010 and 2009.

Natural Gas Distribution Sales and Statistical Data

	Three Months Ended		Six Months Ended
	March 31		March 31
	2010	2009	2010	2009

METERS IN SERVICE, end of period
Residential	2,937,163	2,937,865	2,937,163	2,937,865
Commercial	272,925	274,449	272,925	274,449
Industrial	2,496	2,212	2,496	2,212
Public authority and other	9,461	9,243	9,461	9,243

Total meters	3,222,045	3,223,769	3,222,045	3,223,769

INVENTORY STORAGE BALANCE — Bcf	24.4	31.9	24.4	31.9
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	100,858	74,467	161,404	128,675
Commercial	46,615	36,689	77,105	65,018
Industrial	6,660	5,758	11,979	11,158
Public authority and other	4,397	4,646	7,356	8,155

Total gas sales volumes	158,530	121,560	257,844	213,006
Transportation volumes	40,545	36,169	76,786	71,454

Total throughput	199,075	157,729	334,630	284,460

OPERATING REVENUES (000’s)(1)
Gas sales revenues
Residential	$897,249	$785,456	$1,405,160	$1,432,556
Commercial	366,260	334,815	585,680	637,509
Industrial	41,777	46,259	72,810	96,414
Public authority and other	32,386	36,991	52,584	68,385

Total gas sales revenues	1,337,672	1,203,521	2,116,234	2,234,864
Transportation revenues	18,219	16,889	34,694	32,655
Other gas revenues	10,097	10,010	17,954	18,869

Total operating revenues	$1,365,988	$1,230,420	$2,168,882	$2,286,388

Average transportation revenue per Mcf	$0.45	$0.47	$0.45	$0.46
Average cost of gas per Mcf sold	$6.19	$7.10	$5.77	$7.61

See footnote following these tables.

Regulated Transmission and Storage, Natural Gas Marketing and Pipeline, Storage and Other Operations Sales and Statistical Data

	Three Months Ended		Six Months Ended
	March 31		March 31
	2010	2009	2010	2009

CUSTOMERS, end of period
Industrial	727	698	727	698
Municipal	62	61	62	61
Other	498	527	498	527

Total	1,287	1,286	1,287	1,286

INVENTORY STORAGE BALANCE — Bcf
Natural gas marketing	20.1	20.4	20.1	20.4
Pipeline, storage and other	1.2	2.0	1.2	2.0

Total	21.3	22.4	21.3	22.4

REGULATED TRANSMISSION AND STORAGE VOLUMES — MMcf(1)	192,441	193,356	350,214	385,528
NATURAL GAS MARKETING SALES VOLUMES — MMcf(1)	123,877	123,066	226,138	233,724
OPERATING REVENUES (000’s)(1)
Regulated transmission and storage	$55,181	$59,234	$102,041	$113,916
Natural gas marketing	692,152	708,658	1,236,423	1,496,153
Pipeline, storage and other	9,050	12,272	20,673	28,720

Total operating revenues	$756,383	$780,164	$1,359,137	$1,638,789

Note to preceding tables:

(1)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

RECENT ACCOUNTING DEVELOPMENTS

Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. During the six months ended March 31, 2010, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of the fiscal year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the six months ended March 31, 2010, except as noted in Note 8 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 12 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 5.	Other Information

At the Annual Meeting of Shareholders of Atmos Energy Corporation on February 3, 2010, 81,757,639 votes were cast as follows:

		Votes
	Votes	Withheld/	Votes	Broker
	For	Against	Abstaining	Non-Votes

Class I Director:
Kim R. Cocklin	64,574,447	1,217,145	—	15,966,047
Class III Directors:
Robert W. Best	63,891,229	1,900,363	—	15,966,047
Robert C. Grable	64,932,497	859,095	—	15,966,047
Phillip E. Nichol	64,102,746	1,688,846	—	15,966,047
Charles K. Vaughan	64,210,783	1,580,809	—	15,966,047
Proposal regarding declassification of the Board of Directors	79,072,204	1,757,120	928,315	—
Ratification of the Audit Committee’s engagement of Ernst & Young LLP to serve as the Company’s registered independent public accounting firm for fiscal year 2010	80,853,517	734,364	169,758	—

Mr. Travis W. Bain II, a Class I director and Mr. Thomas J. Garland, a Class III director, retired on February 3, 2010 at the conclusion of the Annual Meeting of Shareholders, in accordance with the Board’s mandatory retirement policy. The remaining directors will continue to serve until the expiration of their terms. The term of the Class I directors, Kim R. Cocklin, Richard W. Douglas, Ruben E. Esquivel and Richard K. Gordon, will expire in 2011. The term of the Class II directors, Richard W. Cardin, Thomas C. Meredith, Nancy K. Quinn, Stephen R. Springer and Richard Ware II, will expire in 2012. The term of the Class III directors, Robert W. Best, Robert C. Grable, Phillip E. Nichol and Charles K. Vaughan will expire in 2013. As a result of the declassification of the Board, which was approved by our shareholders, beginning with the 2011 Annual Meeting of Shareholders, each director elected will serve a one-year term.

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
Fred E. Meisenheimer
Senior Vice President, Chief Financial Officer
and Treasurer
(Duly authorized signatory)

Date: May 6, 2010

EXHIBITS INDEX
Item 6

Page Number or
Exhibit		Incorporation by
Number	Description	Reference to

3.1	Restated Articles of Incorporation of Atmos Energy Corporation — Texas (As Amended Effective February 3, 2010)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation — Virginia (As Amended Effective February 3, 2010)
12	Computation of ratio of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.