Form 10-Q
period 2010-06-30
ATMOS ENERGY CORP
filed 2010-08-05
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

Number of shares outstanding of each of the issuer’s classes of common stock, as of July 29, 2010.

Class	Shares Outstanding

No Par Value	90,154,801

GLOSSARY OF KEY TERMS
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits
SIGNATURE
EXHIBITS INDEX
EX-12
EX-15
EX-31
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

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
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Property, plant and equipment	$6,402,065	$6,086,618
Less accumulated depreciation and amortization	1,733,022	1,647,515

Net property, plant and equipment	4,669,043	4,439,103
Current assets
Cash and cash equivalents	180,383	111,203
Accounts receivable, net	299,835	232,806
Gas stored underground	263,752	352,728
Other current assets	130,003	132,203

Total current assets	873,973	828,940
Goodwill and intangible assets	739,593	740,064
Deferred charges and other assets	303,041	335,659

	$6,585,650	$6,343,766

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share);
200,000,000 shares authorized; issued and outstanding:
June 30, 2010 — 93,112,688 shares;
September 30, 2009 — 92,551,709 shares	$466	$463
Additional paid-in capital	1,812,088	1,791,129
Retained earnings	515,742	405,353
Accumulated other comprehensive loss	(14,566)	(20,184)

Shareholders’ equity	2,313,730	2,176,761
Long-term debt	1,809,546	2,169,400

Total capitalization	4,123,276	4,346,161
Current liabilities
Accounts payable and accrued liabilities	254,150	207,421
Other current liabilities	393,478	457,319
Short-term debt	—	72,550
Current maturities of long-term debt	360,131	131

Total current liabilities	1,007,759	737,421
Deferred income taxes	755,722	570,940
Regulatory cost of removal obligation	314,708	321,086
Deferred credits and other liabilities	384,185	368,158

	$6,585,650	$6,343,766

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30
	2010	2009
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Natural gas distribution segment	$405,271	$386,985
Regulated transmission and storage segment	44,957	49,345
Natural gas marketing segment	421,406	453,504
Pipeline, storage and other segment	8,196	8,226
Intersegment eliminations	(109,573)	(117,285)

	770,257	780,775
Purchased gas cost
Natural gas distribution segment	208,378	195,303
Regulated transmission and storage segment	—	—
Natural gas marketing segment	415,101	438,482
Pipeline, storage and other segment	2,730	4,212
Intersegment eliminations	(109,180)	(116,862)

	517,029	521,135

Gross profit	253,228	259,640
Operating expenses
Operation and maintenance	113,348	110,895
Depreciation and amortization	53,288	54,181
Taxes, other than income	52,483	47,577
Asset impairments	—	3,304

Total operating expenses	219,119	215,957

Operating income	34,109	43,683
Miscellaneous income (expense)	(850)	1,219
Interest charges	37,290	41,511

Income (loss) before income taxes	(4,031)	3,391
Income tax expense (benefit)	(877)	1,427

Net income (loss)	$(3,154)	$1,964

Basic net income (loss) per share	$(0.03)	$0.02

Diluted net income (loss) per share	$(0.03)	$0.02

Cash dividends per share	$0.335	$0.330

Weighted average shares outstanding:
Basic	92,648	91,338

Diluted	92,648	91,652

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	June 30
	2010	2009
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Natural gas distribution segment	$2,574,153	$2,673,373
Regulated transmission and storage segment	146,998	163,261
Natural gas marketing segment	1,657,829	1,949,657
Pipeline, storage and other segment	28,869	36,946
Intersegment eliminations	(404,474)	(504,724)

	4,003,375	4,318,513
Purchased gas cost
Natural gas distribution segment	1,697,248	1,816,227
Regulated transmission and storage segment	—	—
Natural gas marketing segment	1,585,259	1,881,068
Pipeline, storage and other segment	5,732	9,771
Intersegment eliminations	(403,262)	(503,456)

	2,884,977	3,203,610

Gross profit	1,118,398	1,114,903
Operating expenses
Operation and maintenance	354,298	365,312
Depreciation and amortization	160,207	160,757
Taxes, other than income	154,648	150,028
Asset impairments	—	5,382

Total operating expenses	669,153	681,479

Operating income	449,245	433,424
Miscellaneous expense	(1,070)	(647)
Interest charges	115,580	116,035

Income before income taxes	332,595	316,742
Income tax expense	128,293	109,812

Net income	$204,302	$206,930

Basic net income per share	$2.19	$2.25

Diluted net income per share	$2.18	$2.25

Cash dividends per share	$1.005	$0.990

Weighted average shares outstanding:
Basic	92,513	90,940

Diluted	92,856	91,246

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30
	2010	2009
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$204,302	$206,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Charged to depreciation and amortization	160,207	160,757
Charged to other accounts	116	60
Deferred income taxes	186,325	62,658
Other	18,425	23,009
Net assets / liabilities from risk management activities	3,429	53,711
Net change in operating assets and liabilities	21,760	317,469

Net cash provided by operating activities	594,564	824,594
Cash Flows From Investing Activities
Capital expenditures	(362,349)	(342,326)
Other, net	(438)	(6,094)

Net cash used in investing activities	(362,787)	(348,420)
Cash Flows From Financing Activities
Net decrease in short-term debt	(76,019)	(366,449)
Net proceeds from issuance of long-term debt	—	445,623
Settlement of Treasury lock agreement	—	1,938
Repayment of long-term debt	(66)	(407,287)
Cash dividends paid	(93,913)	(90,909)
Repurchase of equity awards	(1,173)	—
Issuance of common stock	8,574	19,928

Net cash used in financing activities	(162,597)	(397,156)

Net increase in cash and cash equivalents	69,180	79,018
Cash and cash equivalents at beginning of period	111,203	46,717

Cash and cash equivalents at end of period	$180,383	$125,735

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2010

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

Through our natural gas distribution business, we deliver natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers through our six regulated natural gas distribution divisions which cover service areas located in 12 states. In addition, we transport natural gas for others through our distribution system. Our regulated activities also include our regulated pipeline and storage operations, which include the transportation of natural gas to our distribution system and the management of our underground storage facilities. Our natural gas distribution and regulated pipeline and storage businesses are subject to federal and state regulation and/or regulation by local authorities in each of the states in which our natural gas distribution divisions operate.

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

These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Because of seasonal and other factors, the results of operations for the nine-month period ended June 30, 2010 are not indicative of our results of operations for the full 2010 fiscal year, which ends September 30, 2010.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have evaluated subsequent events from the June 30, 2010 balance sheet date through the date these financial statements were filed with the Securities and Exchange Commission (SEC). On July 1, 2010, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. to repurchase $100 million of our outstanding common stock. The agreement is designed to offset stock grants made under various employee and director incentive compensation plans. The specific number of shares that we will ultimately repurchase in the transaction will be based generally on the average of the daily volume-weighted average share price of our common stock over the duration of the agreement. The agreement is scheduled to end in March 2011, although the termination date may be accelerated. As a result of this transaction, our weighted-average shares outstanding will be reduced over the remaining three months of fiscal 2010.

Except for the accelerated share repurchase agreement, no events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the financial statements.

Significant accounting policies

Our accounting policies are described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

During the second quarter of fiscal 2010, we completed our annual goodwill impairment assessment. Based on the assessment performed, we determined that our goodwill was not impaired.

During the nine months ended June 30, 2010, six new accounting standards became applicable to the Company. Except as indicated below, the adoption of these standards did not have a material impact on our financial position, results of operations or cash flows. There were no other significant changes to our accounting policies during the nine months ended June 30, 2010.

The determination of participating securities in the basic earnings per share calculation — The Financial Accounting Standards Board (FASB) issued guidance related to determining whether instruments granted in share-based payment transactions are considered participating securities. The FASB determined that non-vested share-based payments with a nonforfeitable right to dividends or dividend equivalents are participating securities and, as a result, companies with these types of participating securities must use the two-class method to compute earnings per share. Based on this guidance, the Company is required to calculate earnings per share using the two-class method and will include non-vested restricted stock and restricted stock units for which vesting is only predicated upon the passage of time in the basic earnings per share calculation. Non-vested restricted stock and restricted stock units for which vesting is predicated, in part upon the achievement of specified performance targets, continue to be excluded from the calculation of earnings per share. Although the provisions of this standard were effective for us as of October 1, 2009, prior-period earnings per share data must be recalculated and adjusted accordingly. The calculation of basic and diluted earnings per share pursuant

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the two-class method is presented in Note 6. The application of the two-class method resulted in the following changes to basic and diluted earnings per share for the three and nine months ended June 30, 2009.

	Three Months Ended	Nine Months Ended
	June 30, 2009	June 30, 2009
	(In thousands, except per share amounts)

Basic Earnings Per Share
Basic EPS — as previously reported	$0.02	$2.28
Basic EPS — as adjusted	$0.02	$2.25
Weighted average shares outstanding — as previously reported	91,338	90,940
Weighted average shares outstanding — as adjusted	91,338	90,940
Diluted Earnings Per Share
Diluted EPS — as previously reported	$0.02	$2.26
Diluted EPS — as adjusted	$0.02	$2.25
Weighted average shares outstanding — as previously reported	92,002	91,590
Weighted average shares outstanding — as adjusted	91,652	91,246

Fair value measurements of plan assets of a defined benefit pension or other postretirement plan — This guidance requires employers to disclose annually information about fair value measurements of the assets of a defined benefit pension or other postretirement plan in a manner similar to the requirements established for financial and non-financial assets. The objectives of the required disclosures are to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets and significant concentrations of risk within plan assets. These disclosures will appear in our Form 10-K for the year ending September 30, 2010.

Measurement of liabilities at fair value — This guidance requires that, effective October 1, 2009, when a quoted price in an active market for an identical liability is not available, we will be required to measure fair value using a valuation technique that uses quoted prices of similar liabilities, quoted prices of identical or similar liabilities when traded as assets, or another valuation technique that is consistent with U.S. generally accepted accounting principles (GAAP), such as the income or market approach. Additionally, when estimating the fair value of a liability, we will not be required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents our transfer of the liability. The adoption of this guidance did not impact our financial position, results of operations or cash flows.

Business combination accounting — Effective October 1, 2009, this new pronouncement established new principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. This update significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under the new guidelines, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact current period income tax expense.

Accounting and reporting for minority interests — In December 2007, the FASB issued guidance related to the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changed the accounting for transactions with minority interest holders beginning October 1, 2009. As of June 30, 2010, Atmos Energy did not have any transactions with minority interest holders.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value disclosures — The FASB issued guidance that requires new disclosures surrounding fair value measurements to enhance the existing disclosure requirements including 1) information about transfers in and out of Level 1 and Level 2 fair value measurements as well as a detailed reconciliation of activity in Level 3 fair value measurements; 2) a more detailed level of disaggregation for each class of assets and liabilities; and 3) a requirement to disclose information about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures became effective for us on January 1, 2010, except for the disclosures related to the detailed reconciliation of Level 3 fair value measurements, which will become effective for us on October 1, 2011. As a result of adopting this standard, beginning in our second fiscal quarter we added a disclosure about the valuation techniques and inputs we used to measure fair value for our Level 2 recurring and nonrecurring fair value measurements which is included in Note 4. As of June 30, 2010, we did not have any Level 3 fair value measurements.

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

Significant regulatory assets and liabilities as of June 30, 2010 and September 30, 2009 included the following:

	June 30,	September 30,
	2010	2009
	(In thousands)

Regulatory assets:
Pension and postretirement benefit costs	$189,566	$197,743
Merger and integration costs, net	6,826	7,161
Deferred gas costs	678	22,233
Environmental costs	851	866
Rate case costs	3,991	5,923
Deferred franchise fees	466	10,014
Deferred income taxes, net	639	639
Other	762	6,218

	$203,779	$250,797

Regulatory liabilities:
Deferred gas costs	$56,463	$110,754
Regulatory cost of removal obligation	343,765	335,428
Other	6,257	7,960

	$406,485	$454,142

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

Comprehensive income

The following table presents the components of comprehensive income, net of related tax, for the three-month and nine-month periods ended June 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(In thousands)

Net income (loss)	$(3,154)	$1,964	$204,302	$206,930
Unrealized holding gains (losses) on investments, net of tax expense (benefit) of $(996) and $1,282 for the three months ended June 30, 2010 and 2009 and of $(198) and $(2,477) for the nine months ended June 30, 2010 and 2009	(1,696)	2,086	(337)	(4,209)
Other than temporary impairment of investments, net of tax expense of $1,222 and $2,012 for the three and nine months ended June 30, 2009	—	2,082	—	3,370
Amortization and unrealized gain on interest rate hedging transactions, net of tax expense of $247 and $320 for the three months ended June 30, 2010 and 2009 and $743 and $2,155 for the nine months ended June 30, 2010 and 2009	422	543	1,265	3,184
Net unrealized gains (losses) on commodity hedging transactions, net of tax expense (benefit) of $5,066 and $16,582 for the three months ended June 30, 2010 and 2009 and $2,999 and $(4,759) for the nine months ended June 30, 2010 and 2009	7,921	25,936	4,690	(6,379)

Comprehensive income	$3,493	$32,611	$209,920	$202,896

Accumulated other comprehensive loss, net of tax, as of June 30, 2010 and September 30, 2009 consisted of the following unrealized gains (losses):

	June 30,	September 30,
	2010	2009
	(In thousands)

Accumulated other comprehensive loss:
Unrealized holding gains on investments	$2,123	$2,460
Treasury lock agreements	(6,233)	(7,498)
Cash flow hedges	(10,456)	(15,146)

	$(14,566)	$(20,184)

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Financial Instruments

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We use financial instruments, designated as cash flow hedges of anticipated purchases and sales at index prices, to mitigate the commodity price risk in our natural gas marketing segment associated with deliveries under fixed-priced forward contracts to deliver gas to customers. These financial instruments have maturity dates ranging from one to 49 months. We use financial instruments, designated as fair value hedges, to hedge our natural gas inventory used in our asset optimization activities in our natural gas marketing and pipeline, storage and other segments.

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

Under our risk management policies, we seek to match our financial instrument positions to our physical storage positions as well as our expected current and future sales and purchase obligations to maintain no open positions at the end of each trading day. The determination of our net open position as of any day, however, requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. Our operations can also be affected by intraday fluctuations of gas prices, since the price of natural gas purchased or sold for future delivery earlier in the day may not be hedged until later in the day. At times, limited net open positions related to our existing and anticipated commitments may occur. At the close of business on June 30, 2010, AEH had net open positions (including existing storage) of 0.3 Bcf.

Interest Rate Risk Management Activities

Currently, we are not managing interest rate risk with financial instruments. However, in prior years, we periodically managed interest rate risk by entering into Treasury lock agreements to fix the Treasury yield component of the interest cost associated with anticipated financings. These Treasury locks were settled at various times at a cumulative net loss. These realized gains and losses were recorded as a component of accumulated other comprehensive income (loss) and are being recognized as a component of interest expense over the life of the associated notes from the date of settlement. The remaining amortization periods for these Treasury locks extend through fiscal 2035. However, the majority of the remaining amounts associated with these Treasury locks will be recognized by the end of fiscal 2019.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quantitative Disclosures Related to Financial Instruments

The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and income statements.

As of June 30, 2010, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of June 30, 2010, we had net long/(short) commodity contracts outstanding in the following quantities:

		Natural	Natural	Pipeline,
	Hedge	Gas	Gas	Storage and
Contract Type	Designation	Distribution	Marketing	Other
		Quantity (MMcf)

Commodity contracts	Fair Value	—	(19,288)	(1,710)
	Cash Flow	—	26,768	(2,580)
	Not designated	24,772	37,278	2,620

		24,772	44,758	(1,670)

Financial Instruments on the Balance Sheet

The following tables present the fair value and balance sheet classification of our financial instruments by operating segment as of June 30, 2010 and September 30, 2009. As required by authoritative accounting literature, the fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts below do not include $18.0 million and $11.7 million of cash held on deposit in margin accounts as of June 30, 2010 and September 30, 2009 to collateralize certain financial instruments. Therefore, these gross balances are not indicative of either our actual credit exposure or net economic exposure. Additionally, the amounts below will not be equal to the amounts presented on our condensed consolidated balance sheet, nor will they be equal to the fair value information presented for our financial instruments in Note 4.

		Natural	Natural
		Gas	Gas
	Balance Sheet Location	Distribution	Marketing(1)	Total
		(In thousands)

June 30, 2010
Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	$—	$19,181	$19,181
Noncurrent commodity contracts	Deferred charges and other assets	—	3,893	3,893
Liability Financial Instruments
Current commodity contracts	Other current liabilities	—	(33,480)	(33,480)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	(5,100)	(5,100)

Total		—	(15,506)	(15,506)
Not Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	1,048	23,299	24,347
Noncurrent commodity contracts	Deferred charges and other assets	46	2,482	2,528
Liability Financial Instruments
Current commodity contracts	Other current liabilities	(21,209)	(12,254)	(33,463)
Noncurrent commodity contracts	Deferred credits and other liabilities	(275)	(231)	(506)

Total		(20,390)	13,296	(7,094)

Total Financial Instruments		$(20,390)	$(2,210)	$(22,600)

(1)	Our pipeline, storage and other segment uses financial instruments acquired from AEM on the same terms that AEM received from an independent counterparty. On a consolidated basis, these financial instruments are reported in the natural gas marketing segment; however, the underlying hedged item is reported in the pipeline, storage and other segment.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Natural	Natural
		Gas	Gas
	Balance Sheet Location	Distribution	Marketing(1)	Total
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

Impact of Financial Instruments on the Income Statement

The following tables present the impact that financial instruments had on our condensed consolidated income statement, by operating segment, as applicable, for the three and nine months ended June 30, 2010 and 2009.

Hedge ineffectiveness for our natural gas marketing and pipeline storage and other segments is recorded as a component of unrealized gross profit and primarily results from differences in the location and timing of the derivative instrument and the hedged item. Hedge ineffectiveness could materially affect our results of operations for the reported period. For the three months ended June 30, 2010 and 2009 we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $3.8 million and $0.2 million. For the nine months ended June 30, 2010 and 2009 we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $44.2 million and $24.7 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hedges

The impact of commodity contracts designated as fair value hedges and the related hedged item on our condensed consolidated income statement for the three and nine months ended June 30, 2010 and 2009 is presented below.

	Three Months Ended June 30, 2010
	Natural	Pipeline,
	Gas	Storage and
	Marketing	Other	Consolidated
	(In thousands)

Commodity contracts	$(9,923)	$(602)	$(10,525)
Fair value adjustment for natural gas inventory designated as the hedged item	13,654	1,024	14,678

Total impact on revenue	$3,731	$422	$4,153

The impact on revenue is comprised of the following:
Basis ineffectiveness	$(235)	$—	$(235)
Timing ineffectiveness	3,966	422	4,388

	$3,731	$422	$4,153

	Three Months Ended June 30, 2009
	Natural	Pipeline,
	Gas	Storage and
	Marketing	Other	Consolidated
	(In thousands)

Commodity contracts	$2,710	$1,390	$4,100
Fair value adjustment for natural gas inventory designated as the hedged item	3,929	(741)	3,188

Total impact on revenue	$6,639	$649	$7,288

The impact on revenue is comprised of the following:
Basis ineffectiveness	$678	$—	$678
Timing ineffectiveness	5,961	649	6,610

	$6,639	$649	$7,288

	Nine Months Ended June 30, 2010
	Natural	Pipeline,
	Gas	Storage and
	Marketing	Other	Consolidated
	(In thousands)

Commodity contracts	$18,820	$1,476	$20,296
Fair value adjustment for natural gas inventory designated as the hedged item	21,997	4,198	26,195

Total impact on revenue	$40,817	$5,674	$46,491

The impact on revenue is comprised of the following:
Basis ineffectiveness	$(684)	$—	$(684)
Timing ineffectiveness	41,501	5,674	47,175

	$40,817	$5,674	$46,491

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended June 30, 2009
	Natural	Pipeline,
	Gas	Storage and
	Marketing	Other	Consolidated
	(In thousands)

Commodity contracts	$48,263	$7,435	$55,698
Fair value adjustment for natural gas inventory designated as the hedged item	(26,493)	(2,731)	(29,224)

Total impact on revenue	$21,770	$4,704	$26,474

The impact on revenue is comprised of the following:
Basis ineffectiveness	$4,958	$—	$4,958
Timing ineffectiveness	16,812	4,704	21,516

	$21,770	$4,704	$26,474

Basis ineffectiveness arises from natural gas market price differences between the locations of the hedged inventory and the delivery location specified in the hedge instruments. Timing ineffectiveness arises due to changes in the difference between the spot price and the futures price, as well as the difference between the timing of the settlement of the futures and the valuation of the underlying physical commodity. As the commodity contract nears the settlement date, spot-to-forward price differences should converge, which should reduce or eliminate the impact of this ineffectiveness on revenue.

Cash Flow Hedges

The impact of cash flow hedges on our condensed consolidated income statements for the three and nine months ended June 30, 2010 and 2009 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transaction. Therefore, this presentation is not indicative of the economic gross profit we realized or will realize when the underlying physical and financial transactions are settled.

	Three Months Ended June 30, 2010
	Natural		Pipeline,
	Gas	Natural Gas	Storage and
	Distribution	Marketing	Other	Consolidated
	(In thousands)

Loss reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(8,523)	$—	$(8,523)
Loss arising from ineffective portion of commodity contracts	—	(350)	—	(350)

Total impact on revenue	—	(8,873)	—	(8,873)
Net loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(669)	—	—	(669)

Total Impact from Cash Flow Hedges	$(669)	$(8,873)	$—	$(9,542)

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2009
	Natural		Pipeline,
	Gas	Natural Gas	Storage and
	Distribution	Marketing	Other	Consolidated
	(In thousands)

Loss reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(36,669)	$(2,503)	$(39,172)
Loss arising from ineffective portion of commodity contracts	—	(7,120)	—	(7,120)

Total impact on revenue	—	(43,789)	(2,503)	(46,292)
Net loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(863)	—	—	(863)

Total Impact from Cash Flow Hedges	$(863)	$(43,789)	$(2,503)	$(47,155)

	Nine Months Ended June 30, 2010
	Natural		Pipeline,
	Gas	Natural Gas	Storage and
	Distribution	Marketing	Other	Consolidated
	(In thousands)

Gain (loss) reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(43,079)	$2,883	$(40,196)
Loss arising from ineffective portion of commodity contracts	—	(2,307)	—	(2,307)

Total impact on revenue	—	(45,386)	2,883	(42,503)
Net loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(2,008)	—	—	(2,008)

Total Impact from Cash Flow Hedges	$(2,008)	$(45,386)	$2,883	$(44,511)

	Nine Months Ended June 30, 2009
	Natural		Pipeline,
	Gas	Natural Gas	Storage and
	Distribution	Marketing	Other	Consolidated
	(In thousands)

Gain (loss) reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(142,986)	$25,213	$(117,773)
Loss arising from ineffective portion of commodity contracts	—	(1,748)	—	(1,748)

Total impact on revenue	—	(144,734)	25,213	(119,521)
Net loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(3,401)	—	—	(3,401)

Total Impact from Cash Flow Hedges	$(3,401)	$(144,734)	$25,213	$(122,922)

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and nine months ended June 30, 2010 and 2009. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the income statement as incurred.

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(In thousands)

Increase (decrease) in fair value:
Treasury lock agreements	$—	$—	$—	$1,221
Forward commodity contracts	2,722	2,041	(19,829)	(78,220)
Recognition of losses in earnings due to settlements:
Treasury lock agreements	422	543	1,265	1,963
Forward commodity contracts	5,199	23,895	24,519	71,841

Total other comprehensive income (loss) from hedging, net of tax(1)	$8,343	$26,479	$5,955	$(3,195)

(1)	Utilizing an income tax rate of approximately 37 percent comprised of the effective rates in each taxing jurisdiction.

Deferred losses recorded in AOCI associated with our treasury lock agreements are recognized in earnings as they are amortized, while deferred losses associated with commodity contracts are recognized in earnings upon settlement. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of June 30, 2010:

	Treasury
	Lock	Commodity
	Agreements	Contracts	Total
	(In thousands)

Next twelve months	$(1,687)	$(7,081)	$(8,768)
Thereafter	(4,546)	(3,375)	(7,921)

Total(1)	$(6,233)	$(10,456)	$(16,689)

(1)	Utilizing an income tax rate of approximately 37 percent comprised of the effective rates in each taxing jurisdiction.

Financial Instruments Not Designated as Hedges

The impact of financial instruments that have not been designated as hedges on our condensed consolidated income statements for the three and nine months ended June 30, 2010 and 2009 is presented below. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

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

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(In thousands)

Natural gas marketing commodity contracts	$(6)	$6,167	$12,457	$12,928
Pipeline, storage and other commodity contracts	704	(6,853)	536	(6,753)

Total impact on revenue	$698	$(686)	$12,993	$6,175

4.	Fair Value Measurements

We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. During the three and nine months ended June 30, 2010, there were no changes in these methods.

Effective October 1, 2009, the authoritative guidance related to nonrecurring fair value measurements became effective for us with respect to asset retirement obligations, most nonfinancial assets and liabilities that may be acquired in a business combination and impairment analyses performed for nonfinancial assets. The adoption of the FASB’s fair value guidance for the reporting of these nonrecurring fair value measurements did not have a material impact on our financial position, results of operations or cash flows for the three and nine months ended June 30, 2010.

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

Quantitative Disclosures

Financial Instruments

The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable	Netting and
	Markets	Inputs	Inputs	Cash	June 30,
	(Level 1)	(Level 2)(1)	(Level 3)	Collateral(2)	2010
	(In thousands)

Assets:
Financial instruments
Natural gas distribution segment	$—	$1,094	$—	$—	$1,094
Natural gas marketing segment	10,902	37,952	—	(27,266)	21,588

Total financial instruments	10,902	39,046	—	(27,266)	22,682
Hedged portion of gas stored underground
Natural gas marketing segment	84,723	—	—	—	84,723
Pipeline, storage and other segment(3)	7,112	—	—	—	7,112

Total gas stored underground	91,835	—	—	—	91,835
Available-for-sale securities	38,972	—	—	—	38,972

Total assets	$141,709	$39,046	$—	$(27,266)	$153,489

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$21,484	$—	$—	$21,484
Natural gas marketing segment	29,045	22,019	—	(45,283)	5,781

Total liabilities	$29,045	$43,503	$—	$(45,283)	$27,265

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable	Netting and
	Markets	Inputs	Inputs	Cash	September 30,
	(Level 1)	(Level 2)(1)	(Level 3)	Collateral(2)	2009
	(In thousands)

Assets:
Financial instruments
Natural gas distribution segment	$—	$6,015	$—	$—	$6,015
Natural gas marketing segment	34,281	61,568	—	(56,186)	39,663

Total financial instruments	34,281	67,583	—	(56,186)	45,678
Hedged portion of gas stored underground
Natural gas marketing segment	47,967	—	—	—	47,967
Pipeline, storage and other segment(3)	6,789	—	—	—	6,789

Total gas stored underground	54,756	—	—	—	54,756
Available-for-sale securities	41,699	—	—	—	41,699

Total assets	$130,736	$67,583	$—	$(56,186)	$142,133

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$20,181	$—	$—	$20,181
Natural gas marketing segment	48,268	20,883	—	(67,850)	1,301

Total liabilities	$48,268	$41,064	$—	$(67,850)	$21,482

(1)	Our Level 2 measurements primarily consist of non-exchange-traded financial instruments, such as over-the-counter options and swaps where market data for pricing is observable. The fair values for these assets and liabilities are determined using a market-based approach in which observable market prices are adjusted for criteria specific to each instrument, such as the strike price, notional amount or basis differences.

(2)	This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and authoritative accounting literature. In addition, as of June 30, 2010 and September 30, 2009 we had $18.0 million and $11.7 million of cash held in margin accounts used to collateralize certain financial instruments which has been reflected as a financial instrument asset.

(3)	Our pipeline, storage and other segment uses financial instruments acquired from AEM on the same terms that AEM received from an independent counterparty. On a consolidated basis, these financial instruments are reported in the natural gas marketing segment; however, the underlying hedged item is reported in the pipeline, storage and other segment.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Fair Value Measures

Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations. The following table presents the carrying value and fair value of our debt as of June 30, 2010:

June 30,
2010
(In thousands)

Carrying Amount	$2,172,761
Fair Value	$2,406,975

5.	Debt

Long-term debt

Long-term debt at June 30, 2010 and September 30, 2009 consisted of the following:

	June 30,	September 30,
	2010	2009
	(In thousands)

Unsecured 7.375% Senior Notes, due May 2011	$350,000	$350,000
Unsecured 10% Notes, due December 2011	2,303	2,303
Unsecured 5.125% Senior Notes, due 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	500,000
Unsecured 6.35% Senior Notes, due 2017	250,000	250,000
Unsecured 8.50% Senior Notes, due 2019	450,000	450,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Medium term notes
Series A, 1995-2, 6.27%, due December 2010	10,000	10,000
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Rental property term note due in installments through 2013	458	524

Total long-term debt	2,172,761	2,172,827
Less:
Original issue discount on unsecured senior notes and debentures	(3,084)	(3,296)
Current maturities	(360,131)	(131)

	$1,809,546	$2,169,400

As noted above, our Unsecured 7.375% Senior Notes will mature in May 2011 and our Series A, 1995-2, 6.27% medium term notes will mature in December 2010; accordingly, these have been classified within the current maturities of long-term debt.

Short-term debt

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply our customers’ needs could significantly affect our borrowing requirements. Our short-term borrowings typically reach their highest levels in the winter months.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We finance our short-term borrowing requirements through a combination of a $566.7 million commercial paper program and four committed revolving credit facilities with third-party lenders that provide approximately $1.2 billion of working capital funding. At June 30, 2010, there were no short-term debt borrowings outstanding. At September 30, 2009, there was a total of $72.6 million outstanding under our commercial paper program. We also use intercompany credit facilities to supplement the funding provided by these third-party committed credit facilities. These facilities are described in greater detail below.

Regulated Operations

We fund our regulated operations as needed, primarily through our commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $800 million of working capital funding. The first facility is a five-year $566.7 million unsecured facility, expiring December 15, 2011, that bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from 0.30 percent to 0.75 percent, based on the Company’s credit ratings. This credit facility serves as a backup liquidity facility for our commercial paper program. At June 30, 2010, there were no borrowings under this facility nor was there any commercial paper outstanding.

The second facility is a $200 million unsecured 364-day facility that expires October 22, 2010. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from 1.75 percent to 3.00 percent, based on the Company’s credit ratings. At June 30, 2010, there were no borrowings outstanding under this facility.

The third facility is a $25 million unsecured facility that bears interest at a daily negotiated rate, generally based on the Federal Funds rate plus a variable margin. At June 30, 2010, there were no borrowings outstanding under this facility. This facility expired on March 31, 2010 and was replaced with a $25 million unsecured facility effective April 1, 2010 that also bears interest at a daily negotiated rate, generally based on the Federal Funds rate plus a variable margin.

The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At June 30, 2010, our total-debt-to-total-capitalization ratio, as defined, was 51 percent. In addition, both the interest margin over the Eurodollar rate and the fees that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.

In addition to these third-party facilities, the Company has a $200 million intercompany revolving credit facility provided by AEH. This facility bears interest at the lower of (i) the one-month LIBOR rate plus 0.45 percent or (ii) the marginal borrowing rate available to the Company on the date of borrowing. The marginal borrowing rate is defined as the lower of (i) a rate based upon the lower of the Prime Rate or the Eurodollar rate under the five year revolving credit facility, (ii) a rate based upon the lower of the Prime Rate or the Eurodollar rate under the 364-day revolving credit facility or (iii) the lowest rate outstanding under the commercial paper program. Applicable state regulatory commissions have approved our use of this facility through December 31, 2010. There was $67.4 million outstanding under this facility at June 30, 2010.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At June 30, 2010, there were no borrowings outstanding under this credit facility. However, at June 30, 2010, AEM letters of credit totaling $22.7 million had been issued under the facility, which reduced the amount available by a corresponding amount. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility was $159.6 million at June 30, 2010.

AEM is required by the financial covenants in this facility to maintain a ratio of total liabilities to tangible net worth that does not exceed a maximum of 5 to 1. At June 30, 2010, AEM’s ratio of total liabilities to tangible net worth, as defined, was 1.12 to 1. Additionally, AEM must maintain minimum levels of net working capital and net worth ranging from $75 million to $112.5 million. As defined in the financial covenants, at June 30, 2010, AEM’s net working capital was $166.8 million and its tangible net worth was $179.4 million.

To supplement borrowings under this facility, AEM has a $300 million intercompany demand credit facility with AEH, which bears interest at the greater of (i) the one-month LIBOR rate plus 3.00 percent or (ii) the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent. Amounts outstanding under this facility are subordinated to AEM’s committed credit facility. There were no borrowings outstanding under this facility at June 30, 2010.

Finally, AEH has a $200 million intercompany demand credit facility with AEC, which bears interest at greater of (i) the one-month LIBOR rate plus 3.00 percent or (ii) the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent. Applicable state regulatory commissions have approved the new facility through December 31, 2010. There were no borrowings outstanding under this facility at June 30, 2010.

Shelf Registration

On March 31, 2010, we filed a registration statement with the SEC to issue, from time to time, up to $1.3 billion in common stock and/or debt securities available for issuance.

We received approvals from all requisite state regulatory commissions to issue a total of $1.3 billion in common stock and/or debt securities under the new shelf registration statement, including the carryforward of the $450 million of securities remaining available for issuance under our shelf registration statement filed with the SEC on March 23, 2009. Due to certain restrictions imposed by one state regulatory commission on our ability to issue securities under the new registration statement, we will be able to issue a total of $950 million in debt securities and $350 million in equity securities.

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

We were in compliance with all of our debt covenants as of June 30, 2010. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

6.	Earnings Per Share

As discussed in Note 2, since we have non-vested share-based payments with a nonforfeitable right to dividends or dividend equivalents (referred to as participating securities) we are required to use the two-class method of computing earnings per share as of October 1, 2009. The Company’s non-vested restricted stock and restricted stock units, granted under the 1998 Long-Term Incentive Plan, for which vesting is predicated solely on the passage of time, are considered to be participating securities. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. The presentation of earnings per share for previously reported periods has been adjusted to reflect the retrospective adoption of this

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standard. Basic and diluted earnings per share for the three and nine months ended June 30, 2010 and 2009 are calculated as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Basic Earnings Per Share
Net income (loss)	$(3,154)	$1,964	$204,302	$206,930
Less: Income (loss) allocated to participating securities	(38)	13	2,082	1,955

Net income (loss) available to common shareholders	$(3,116)	$1,951	$202,220	$204,975

Basic weighted average shares outstanding	92,648	91,338	92,513	90,940

Net income (loss) per share — Basic	$(0.03)	$0.02	$2.19	$2.25

Diluted Earnings Per Share
Net income (loss) available to common shareholders	$(3,116)	$1,951	$202,220	$204,975
Effect of dilutive stock options and other shares	—	(1)	4	4

Net income (loss) available to common shareholders	$(3,116)	$1,950	$202,224	$204,979

Basic weighted average shares outstanding	92,648	91,338	92,513	90,940
Additional dilutive stock options and other shares	—	314	343	306

Diluted weighted average shares outstanding	92,648	91,652	92,856	91,246

Net income (loss) per share — Diluted	$(0.03)	$0.02	$2.18	$2.25

There were approximately 333,000 stock options that were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2010 as their inclusion in the computation would be anti-dilutive.

There were no out-of-the-money stock options excluded from the computation of diluted earnings per share for the nine months ended June 30, 2010 as their exercise price was less than the average market price of the common stock during that period. There were approximately 33,000 and 132,000 out-of-the-money stock options excluded from the computation of diluted earnings per share for the three and nine months ended June 30, 2009.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Interim Pension and Other Postretirement Benefit Plan Information

The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and nine months ended June 30, 2010 and 2009 are presented in the following table. Most of these costs are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our gas distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended June 30
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(In thousands)

Components of net periodic pension cost:
Service cost	$3,993	$3,703	$3,360	$2,946
Interest cost	6,524	7,554	3,018	3,520
Expected return on assets	(6,320)	(6,238)	(615)	(573)
Amortization of transition asset	—	—	377	378
Amortization of prior service cost	(193)	(183)	(375)	—
Amortization of actuarial loss	2,822	955	93	—

Net periodic pension cost	$6,826	$5,791	$5,858	$6,271

	Nine Months Ended June 30
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(In thousands)

Components of net periodic pension cost:
Service cost	$11,982	$11,109	$10,077	$8,838
Interest cost	19,569	22,662	9,051	10,560
Expected return on assets	(18,960)	(18,714)	(1,845)	(1,719)
Amortization of transition asset	—	—	1,134	1,134
Amortization of prior service cost	(582)	(549)	(1,125)	—
Amortization of actuarial loss	8,469	2,865	282	—

Net periodic pension cost	$20,478	$17,373	$17,574	$18,813

The assumptions used to develop our net periodic pension cost for the three and nine months ended June 30, 2010 and 2009 are as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Discount rate	5.52%	7.57%	5.52%	7.57%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.25%	8.25%	5.00%	5.00%

The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2010. Based upon this valuation, we will not be required to contribute to our pension plans during fiscal 2010.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We contributed $9.1 million to our other post-retirement benefit plans during the nine months ended June 30, 2010. We expect to contribute a total of approximately $12 million to these plans during fiscal 2010.

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

Assets for the supplemental plans are held in separate rabbi trusts and comprise the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value
	(In thousands)

As of June 30, 2010:
Domestic equity mutual funds	$29,379	$3,212	$—	$32,591
Foreign equity mutual funds	4,753	205	(47)	4,911
Money market funds	1,470	—	—	1,470

	$35,602	$3,417	$(47)	$38,972

As of September 30, 2009:
Domestic equity mutual funds	$26,012	$3,012	$—	$29,024
Foreign equity mutual funds	4,047	893	—	4,940
Money market funds	7,735	—	—	7,735

	$37,794	$3,905	$—	$41,699

During the three and nine months ended June 30, 2009, we recorded a $3.3 million and $5.4 million noncash charge to impair certain available-for-sale investments due to the deterioration of the financial markets and the uncertainty of a full recovery.

At June 30, 2010, we maintained an investment in one foreign equity mutual fund that was in an unrealized loss position. This fund has been in an unrealized loss position for less than 12 months as of June 30, 2010. Because this fund is only used to fund the supplemental plans, we evaluate investment performance over a long-term horizon. Based on our intent and ability to hold this investment, our ability to direct the source of the payments in order to maximize the life of the portfolio, the short-term nature of the decline in fair value and the fact that this fund continues to receive good ratings from mutual fund rating companies, we do not consider this impairment to be other than temporary as of June 30, 2010.

8.	Commitments and Contingencies

Litigation and Environmental Matters

With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 12 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, there were no material changes in the status of such litigation and environmental-related matters or claims during the nine months ended June 30, 2010. We continue to believe that the final outcome of such litigation and environmental-related matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Purchase Commitments

AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At June 30, 2010, AEM was committed to purchase 77.8 Bcf within one year, 11.4 Bcf within one to three years and 2.1 Bcf after three years under indexed contracts. AEM is committed to purchase 2.1 Bcf within one year, 0.8 Bcf within one to three years and 0.1 Bcf after three years under fixed price contracts with prices ranging from $4.03 to $6.36 per Mcf. Purchases under these contracts totaled $315.6 million and $256.0 million for the three months ended June 30, 2010 and 2009 and $1,208.4 million and $1,215.0 million for the nine months ended June 30, 2010 and 2009.

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

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. The estimated commitments under these contracts as of June 30, 2010 are as follows (in thousands):

2010	$44,248
2011	265,224
2012	87,138
2013	6,705
2014	2,293
Thereafter	—

$405,608

Our natural gas marketing and pipeline, storage and other segments maintain long-term contracts related to storage and transportation. The estimated contractual demand fees for contracted storage and transportation under these contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. There were no material changes to the estimated storage and transportation fees for the nine months ended June 30, 2010.

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

As of June 30, 2010, rate cases were in progress in our Kansas and Missouri service areas and annual rate filing mechanisms were in progress in our Mid-Tex, West Texas and Louisiana service areas. In addition, there was a GRIP filing in progress in our Mid-Tex Division along with other rate activity in our Georgia service area. We recently reached a tentative agreement to extend the rate review mechanism (RRM) for our West Texas Cities service area in our West Texas Division and are in discussions to extend the RRM in our Mid-Tex Division and in our Amarillo and Lubbock service areas in our West Texas Division. These regulatory proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments.

We have been replacing certain steel service lines in our Mid-Tex Division since our acquisition of the natural gas distribution system in 2004. We are committed to replacing the steel service lines on an accelerated schedule to ensure the safety and reliability of our distribution system, and as part of this commitment, we support the objectives of the rulemaking outlined by the Texas Railroad Commission (RRC) for steel service-line replacements statewide. The RRC is not scheduled to consider a formal rulemaking for this program until August 2010. Due to the preliminary status of the rulemaking process, we cannot accurately anticipate the impact this rule would have on the Company or the expected cost of the replacement program.

9.	Concentration of Credit Risk

Information regarding our concentration of credit risk is disclosed in Note 14 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. During the nine months ended June 30, 2010, there were no material changes in our concentration of credit risk.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income statements for the three and nine month periods ended June 30, 2010 and 2009 by segment are presented in the following tables:

	Three Months Ended June 30, 2010
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$405,049	$22,796	$336,408	$6,004	$—	$770,257
Intersegment revenues	222	22,161	84,998	2,192	(109,573)	—

	405,271	44,957	421,406	8,196	(109,573)	770,257
Purchased gas cost	208,378	—	415,101	2,730	(109,180)	517,029

Gross profit	196,893	44,957	6,305	5,466	(393)	253,228
Operating expenses
Operation and maintenance	89,112	16,050	6,486	2,093	(393)	113,348
Depreciation and amortization	46,981	5,171	426	710	—	53,288
Taxes, other than income	48,521	3,010	555	397	—	52,483

Total operating expenses	184,614	24,231	7,467	3,200	(393)	219,119

Operating income (loss)	12,279	20,726	(1,162)	2,266	—	34,109
Miscellaneous income (expense)	(124)	94	147	670	(1,637)	(850)
Interest charges	29,042	7,667	1,767	451	(1,637)	37,290

Income (loss) before income taxes	(16,887)	13,153	(2,782)	2,485	—	(4,031)
Income tax expense (benefit)	(5,985)	4,688	(683)	1,103	—	(877)

Net income (loss)	$(10,902)	$8,465	$(2,099)	$1,382	$—	$(3,154)

Capital expenditures	$106,394	$22,964	$176	$186	$—	$129,720

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2009
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$386,774	$29,558	$358,458	$5,985	$—	$780,775
Intersegment revenues	211	19,787	95,046	2,241	(117,285)	—

	386,985	49,345	453,504	8,226	(117,285)	780,775
Purchased gas cost	195,303	—	438,482	4,212	(116,862)	521,135

Gross profit	191,682	49,345	15,022	4,014	(423)	259,640
Operating expenses
Operation and maintenance	89,534	13,784	6,445	1,641	(509)	110,895
Depreciation and amortization	47,928	5,066	392	795	—	54,181
Taxes, other than income	44,014	2,569	628	366	—	47,577
Asset impairments	2,823	370	90	21	—	3,304

Total operating expenses	184,299	21,789	7,555	2,823	(509)	215,957

Operating income	7,383	27,556	7,467	1,191	86	43,683
Miscellaneous income	2,167	615	71	2,319	(3,953)	1,219
Interest charges	32,798	8,152	4,020	408	(3,867)	41,511

Income (loss) before income taxes	(23,248)	20,019	3,518	3,102	—	3,391
Income tax expense (benefit)	(8,307)	7,065	1,419	1,250	—	1,427

Net income (loss)	$(14,941)	$12,954	$2,099	$1,852	$—	$1,964

Capital expenditures	$86,861	$28,216	$82	$5,837	$—	$120,996

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended June 30, 2010
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	Storage	Marketing	Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$2,573,471	$64,281	$1,343,214	$22,409	$—	$4,003,375
Intersegment revenues	682	82,717	314,615	6,460	(404,474)	—

	2,574,153	146,998	1,657,829	28,869	(404,474)	4,003,375
Purchased gas cost	1,697,248	—	1,585,259	5,732	(403,262)	2,884,977

Gross profit	876,905	146,998	72,570	23,137	(1,212)	1,118,398
Operating expenses
Operation and maintenance	272,687	53,877	21,772	7,174	(1,212)	354,298
Depreciation and amortization	141,586	15,395	1,261	1,965	—	160,207
Taxes, other than income	142,042	9,226	2,237	1,143	—	154,648

Total operating expenses	556,315	78,498	25,270	10,282	(1,212)	669,153

Operating income	320,590	68,500	47,300	12,855	—	449,245
Miscellaneous income (expense)	1,309	117	642	2,103	(5,241)	(1,070)
Interest charges	87,976	23,589	6,965	2,291	(5,241)	115,580

Income before income taxes	233,923	45,028	40,977	12,667	—	332,595
Income tax expense	90,646	16,039	16,506	5,102	—	128,293

Net income	$143,277	$28,989	$24,471	$7,565	$—	$204,302

Capital expenditures	$302,621	$56,786	$629	$2,313	$—	$362,349

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended June 30, 2009
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	Storage	Marketing	Other	Eliminations	Consolidated
			(In thousands)

Operating revenues from external parties	$2,672,742	$91,877	$1,524,438	$29,456	$—	$4,318,513
Intersegment revenues	631	71,384	425,219	7,490	(504,724)	—

	2,673,373	163,261	1,949,657	36,946	(504,724)	4,318,513
Purchased gas cost	1,816,227	—	1,881,068	9,771	(503,456)	3,203,610

Gross profit	857,146	163,261	68,589	27,175	(1,268)	1,114,903
Operating expenses
Operation and maintenance	276,462	58,448	27,228	4,700	(1,526)	365,312
Depreciation and amortization	142,608	15,027	1,189	1,933	—	160,757
Taxes, other than income	139,861	7,929	1,667	571	—	150,028
Asset impairments	4,599	602	146	35	—	5,382

Total operating expenses	563,530	82,006	30,230	7,239	(1,526)	681,479

Operating income	293,616	81,255	38,359	19,936	258	433,424
Miscellaneous income (expense)	6,123	1,713	490	6,540	(15,513)	(647)
Interest charges	94,506	23,580	11,383	1,821	(15,255)	116,035

Income before income taxes	205,233	59,388	27,466	24,655	—	316,742
Income tax expense	68,465	19,308	11,444	10,595	—	109,812

Net income	$136,768	$40,080	$16,022	$14,060	$—	$206,930

Capital expenditures	$260,482	$61,579	$199	$20,066	$—	$342,326

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at June 30, 2010 and September 30, 2009 by segment is presented in the following tables:

	June 30, 2010
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
			(In thousands)

ASSETS
Property, plant and equipment, net	$3,872,364	$715,411	$7,233	$74,035	$—	$4,669,043
Investment in subsidiaries	613,652	—	(2,096)	—	(611,556)	—
Current assets
Cash and cash equivalents	32,777	—	65,446	82,160	—	180,383
Assets from risk management activities	1,048	—	17,102	6	(421)	17,735
Other current assets	424,374	16,194	245,605	79,746	(90,064)	675,855
Intercompany receivables	560,553	—	—	108,687	(669,240)	—

Total current assets	1,018,752	16,194	328,153	270,599	(759,725)	873,973
Intangible assets	—	—	990	—	—	990
Goodwill	571,592	132,300	24,282	10,429	—	738,603
Noncurrent assets from risk management activities	46	—	4,950	—	(49)	4,947
Deferred charges and other assets	269,850	10,877	1,259	16,108	—	298,094

	$6,346,256	$874,782	$364,771	$371,171	$(1,371,330)	$6,585,650

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,313,730	$200,190	$73,285	$340,177	$(613,652)	$2,313,730
Long-term debt	1,809,219	—	—	327	—	1,809,546

Total capitalization	4,122,949	200,190	73,285	340,504	(613,652)	4,123,276
Current liabilities
Current maturities of long-term debt	360,000	—	—	131	—	360,131
Short-term debt	67,435	—	—	—	(67,435)	—
Liabilities from risk management activities	21,209	—	1,929	415	(421)	23,132
Other current liabilities	450,488	10,484	167,203	16,854	(20,533)	624,496
Intercompany payables	—	544,307	124,933	—	(669,240)	—

Total current liabilities	899,132	554,791	294,065	17,400	(757,629)	1,007,759
Deferred income taxes	636,745	115,117	(7,190)	11,050	—	755,722
Noncurrent liabilities from risk management activities	275	—	3,858	49	(49)	4,133
Regulatory cost of removal obligation	314,708	—	—	—	—	314,708
Deferred credits and other liabilities	372,447	4,684	753	2,168	—	380,052

	$6,346,256	$874,782	$364,771	$371,171	$(1,371,330)	$6,585,650

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2009
	Natural	Regulated	Natural	Pipeline,
	Gas	Transmission	Gas	Storage and
	Distribution	and Storage	Marketing	Other	Eliminations	Consolidated
			(In thousands)

ASSETS
Property, plant and equipment, net	$3,703,471	$672,829	$7,112	$55,691	$—	$4,439,103
Investment in subsidiaries	547,936	—	(2,096)	—	(545,840)	—
Current assets
Cash and cash equivalents	23,655	—	87,266	282	—	111,203
Assets from risk management activities	4,395	—	27,424	2,765	(2,941)	31,643
Other current assets	499,155	17,017	157,846	112,551	(100,475)	686,094
Intercompany receivables	552,408	—	—	128,104	(680,512)	—

Total current assets	1,079,613	17,017	272,536	243,702	(783,928)	828,940
Intangible assets	—	—	1,461	—	—	1,461
Goodwill	571,592	132,300	24,282	10,429	—	738,603
Noncurrent assets from risk management activities	1,620	—	12,415	6	(6)	14,035
Deferred charges and other assets	290,327	11,932	1,065	18,300	—	321,624

	$6,194,559	$834,078	$316,775	$328,128	$(1,329,774)	$6,343,766

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,176,761	$171,200	$83,354	$293,382	$(547,936)	$2,176,761
Long-term debt	2,169,007	—	—	393	—	2,169,400

Total capitalization	4,345,768	171,200	83,354	293,775	(547,936)	4,346,161
Current liabilities
Current maturities of long-term debt	—	—	—	131	—	131
Short-term debt	158,942	—	—	—	(86,392)	72,550
Liabilities from risk management activities	20,181	—	4,060	182	(2,941)	21,482
Other current liabilities	510,749	9,251	116,078	19,167	(11,987)	643,258
Intercompany payables	—	557,190	123,322	—	(680,512)	—

Total current liabilities	689,872	566,441	243,460	19,480	(781,832)	737,421
Deferred income taxes	477,352	92,250	(10,675)	12,013	—	570,940
Noncurrent liabilities from risk management activities	—	—	6	—	(6)	—
Regulatory cost of removal obligation	321,086	—	—	—	—	321,086
Deferred credits and other liabilities	360,481	4,187	630	2,860	—	368,158

	$6,194,559	$834,078	$316,775	$328,128	$(1,329,774)	$6,343,766

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Atmos Energy Corporation

We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation as of June 30, 2010, the related condensed consolidated statements of income for the three-month and nine-month periods ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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
August 5, 2010

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

OVERVIEW

Atmos Energy and our subsidiaries are engaged primarily in the regulated natural gas distribution and transportation and storage businesses as well as other nonregulated natural gas businesses. We distribute natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers throughout our six regulated natural gas distribution divisions, which cover service areas located in 12 states. In addition, we transport natural gas for others through our regulated distribution and pipeline systems.

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

Our critical accounting policies are reviewed quarterly by the Audit Committee. There were no significant changes to these critical accounting policies during the nine months ended June 30, 2010.

RESULTS OF OPERATIONS

Due to the seasonality of our distribution business, we typically incur a net loss in our fiscal third quarter. For the three months ended June 30, 2010, we reported a net loss of $3.2 million, or $0.03 per diluted share compared with net income of $2.0 million, or $0.02 per diluted share in the prior-year quarter. The net loss for the three months ended June 30, 2010 includes noncash, unrealized net losses of $11.1 million, or $0.12 per diluted share compared with net gains of $7.0 million, or $0.08 per diluted share for the three months ended June 30, 2009. Quarter over quarter, lower net losses in our natural gas distribution operations offset lower earnings in our regulated transmission and storage segment associated with a 29 percent decrease in consolidated throughput due to reduced demand and basis spreads. Our nonregulated operations benefited from significantly higher storage and trading margins compared with the prior-year quarter, which more than offset the impact of an 11 percent quarter-over-quarter decrease in sales volumes in our natural gas marketing segment.

We reported net income of $204.3 million, or $2.18 per diluted share for the nine months ended June 30, 2010 compared with net income of $206.9 million, or $2.25 per diluted share in the prior-year period. Unrealized losses in our nonregulated operations during the current period reduced net income by $6.2 million or $0.07 per diluted share compared with net losses recorded in the prior-year period of $9.9 million, or $0.11 per diluted share. Regulated operations contributed 84 percent of our net income during this period with our nonregulated operations contributing the remaining 16 percent. Net income in both periods was impacted by nonrecurring items. The current year period includes the positive impact of a state sales tax refund of $4.5 million, or $0.05 per diluted share. Net income in the prior-year period included the net positive impact of several one-time items totaling $17.3 million, or $0.19 per diluted share related to the following pre-tax amounts:

•	$11.3 million related to a favorable one-time tax benefit.

•	$7.8 million related to the favorable impact of an update to the estimate for unbilled accounts.

•	$7.0 million favorable impact of the reversal of estimated uncollectible gas costs.

•	$5.4 million unfavorable impact of a non-cash impairment charge related to available-for-sale securities in our Supplemental Executive Retirement Plan.

During the nine months ended June 30, 2010, colder-than-normal weather and recent improvements in rate designs in our natural gas distribution segment partially offset the decline in demand for natural gas, which contributed to a 26 percent year-over-year decrease in consolidated throughput in our regulated transmission and storage segment and a 5 percent year-over-year decrease in consolidated sales volumes in our natural gas marketing segment.

During the year, we continued to successfully access the capital markets and received updated debt ratings from three rating agencies. In October 2009, we renewed a $200 million 364-day committed credit facility and in December 2009 we renewed a $450 million 364-day committed credit facility for our nonregulated operations. In June 2010, Fitch upgraded our rating outlook from stable to positive and affirmed the existing credit rating on our senior unsecured debt and commercial paper. In March 2010, Moody’s upgraded our rating outlook from stable to positive and affirmed the existing credit rating on our senior long-term debt and commercial paper while S&P affirmed our rating outlook as stable and our senior long-term debt credit rating. The new credit facilities should help ensure we have sufficient liquidity to fund our working capital needs, while our credit ratings should help us continue to obtain financing at a reasonable cost in the future.

On July 1, 2010, we entered into an accelerated share repurchase program with Goldman Sachs & Co. as part of our ongoing efforts to improve shareholder value. The shares that will be repurchased under this program will offset the dilutive impact of stock grants made under our various employee and director incentive compensation plans. It is anticipated that the impact of the program will add $0.01 to $0.02 to fiscal 2010 diluted earnings per share.

The following table presents our consolidated financial highlights for the three and nine months ended June 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(In thousands, except per share data)

Operating revenues	$770,257	$780,775	$4,003,375	$4,318,513
Gross profit	253,228	259,640	1,118,398	1,114,903
Operating expenses	219,119	215,957	669,153	681,479
Operating income	34,109	43,683	449,245	433,424
Miscellaneous income (expense)	(850)	1,219	(1,070)	(647)
Interest charges	37,290	41,511	115,580	116,035
Income (loss) before income taxes	(4,031)	3,391	332,595	316,742
Income tax expense (benefit)	(877)	1,427	128,293	109,812
Net income (loss)	$(3,154)	$1,964	$204,302	$206,930
Diluted net income (loss) per share	$(0.03)	$0.02	$2.18	$2.25

Our consolidated net income (loss) during the three and nine months ended June 30, 2010 and 2009 was earned in each of our business segments as follows:

	Three Months Ended
	June 30
	2010	2009	Change
	(In thousands)

Natural gas distribution segment	$(10,902)	$(14,941)	$4,039
Regulated transmission and storage segment	8,465	12,954	(4,489)
Natural gas marketing segment	(2,099)	2,099	(4,198)
Pipeline, storage and other segment	1,382	1,852	(470)

Net income (loss)	$(3,154)	$1,964	$(5,118)

	Nine Months Ended
	June 30
	2010	2009	Change
	(In thousands)

Natural gas distribution segment	$143,277	$136,768	$6,509
Regulated transmission and storage segment	28,989	40,080	(11,091)
Natural gas marketing segment	24,471	16,022	8,449
Pipeline, storage and other segment	7,565	14,060	(6,495)

Net income	$204,302	$206,930	$(2,628)

The following tables segregate our consolidated net income (loss) and diluted earnings per share between our regulated and nonregulated operations:

	Three Months Ended
	June 30
	2010	2009	Change
	(In thousands, except per share data)

Regulated operations	$(2,437)	$(1,987)	$(450)
Nonregulated operations	(717)	3,951	(4,668)

Consolidated net income (loss)	$(3,154)	$1,964	$(5,118)

Diluted EPS from regulated operations	$(0.02)	$(0.02)	$—
Diluted EPS from nonregulated operations	(0.01)	0.04	(0.05)

Consolidated diluted EPS	$(0.03)	$0.02	$(0.05)

	Nine Months Ended
	June 30
	2010	2009	Change
	(In thousands, except per share data)

Regulated operations	$172,266	$176,848	$(4,582)
Nonregulated operations	32,036	30,082	1,954

Consolidated net income	$204,302	$206,930	$(2,628)

Diluted EPS from regulated operations	$1.84	$1.92	$(0.08)
Diluted EPS from nonregulated operations	0.34	0.33	0.01

Consolidated diluted EPS	$2.18	$2.25	$(0.07)

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

Three Months Ended June 30, 2010 compared with Three Months Ended June 30, 2009

Financial and operational highlights for our natural gas distribution segment for the three months ended June 30, 2010 and 2009 are presented below.

	Three Months Ended
	June 30
	2010	2009	Change
	(In thousands, unless otherwise noted)

Gross profit	$196,893	$191,682	$5,211
Operating expenses	184,614	184,299	315

Operating income	12,279	7,383	4,896
Miscellaneous income (expense)	(124)	2,167	(2,291)
Interest charges	29,042	32,798	(3,756)

Loss before income taxes	(16,887)	(23,248)	6,361
Income tax benefit	(5,985)	(8,307)	2,322

Net loss	$(10,902)	$(14,941)	$4,039

Consolidated natural gas distribution sales volumes — MMcf	36,339	40,081	(3,742)
Consolidated natural gas distribution transportation volumes — MMcf	29,589	29,597	(8)

Total consolidated natural gas distribution throughput — MMcf	65,928	69,678	(3,750)

Consolidated natural gas distribution average transportation revenue per Mcf	$0.46	$0.46	$—
Consolidated natural gas distribution average cost of gas per Mcf sold	$5.73	$4.87	$0.86

The following table shows our operating income (loss) by natural gas distribution division, in order of total customers served, for the three months ended June 30, 2010 and 2009. The presentation of our natural gas distribution operating income (loss) is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended
	June 30
	2010	2009	Change
	(In thousands)

Mid-Tex	$(2,179)	$(3,598)	$1,419
Kentucky/Mid-States	5,055	2,931	2,124
Louisiana	6,537	5,459	1,078
West Texas	(104)	1,010	(1,114)
Mississippi	950	(585)	1,535
Colorado-Kansas	1,762	1,247	515
Other	258	919	(661)

Total	$12,279	$7,383	$4,896

The $5.2 million increase in natural gas distribution gross profit primarily reflects a net increase of $5.5 million in rate adjustments, primarily in the Mid-Tex, Louisiana, West Texas and Mississippi service areas.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense, taxes, other than income and asset impairments increased $0.3 million. This increase was primarily due to an increase in state gross receipts taxes and ad valorem taxes, partially offset by a $2.8 million decrease due to the absence of an impairment of available-for-sale securities recorded in the prior year.

Nine Months Ended June 30, 2010 compared with Nine Months Ended June 30, 2009

Financial and operational highlights for our natural gas distribution segment for the nine months ended June 30, 2010 and 2009 are presented below.

	Nine Months Ended
	June 30
	2010	2009	Change
	(In thousands, unless otherwise noted)

Gross profit	$876,905	$857,146	$19,759
Operating expenses	556,315	563,530	(7,215)

Operating income	320,590	293,616	26,974
Miscellaneous income	1,309	6,123	(4,814)
Interest charges	87,976	94,506	(6,530)

Income before income taxes	233,923	205,233	28,690
Income tax expense	90,646	68,465	22,181

Net income	$143,277	$136,768	$6,509

Consolidated natural gas distribution sales volumes — MMcf	294,183	253,087	41,096
Consolidated natural gas distribution transportation volumes — MMcf	104,090	98,994	5,096

Total consolidated natural gas distribution throughput — MMcf	398,273	352,081	46,192

Consolidated natural gas distribution average transportation revenue per Mcf	$0.46	$0.46	$—
Consolidated natural gas distribution average cost of gas per Mcf sold	$5.77	$7.18	$(1.41)

The following table shows our operating income by natural gas distribution division, in order of total customers served, for the nine months ended June 30, 2010 and 2009. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Nine Months Ended
	June 30
	2010	2009	Change
	(In thousands)

Mid-Tex	$128,045	$129,454	$(1,409)
Kentucky/Mid-States	53,858	49,360	4,498
Louisiana	42,775	39,825	2,950
West Texas	33,053	23,829	9,224
Mississippi	28,604	24,621	3,983
Colorado-Kansas	24,635	23,471	1,164
Other	9,620	3,056	6,564

Total	$320,590	$293,616	$26,974

The $19.8 million increase in natural gas distribution gross profit primarily reflects rate adjustments and increased throughput as follows:

•	$27.9 million net increase in rate adjustments, primarily in the West Texas, Mid-Tex, Louisiana and Mississippi service areas.

•	$10.8 million increase as a result of a 13 percent increase in consolidated throughput primarily associated with higher residential and commercial consumption and colder weather in most of our service areas.

These increases were partially offset by:

•	$7.8 million decrease due to a non-recurring adjustment recorded in the prior-year period to update the estimate for gas delivered to customers but not yet billed to reflect base rate changes.

•	$7.0 million decrease related to a prior year reversal of an accrual for estimated unrecoverable gas costs that did not recur in the current year.

•	$1.8 million decrease due to a decrease in revenue-related taxes, primarily due to a decrease in revenues on which the tax is calculated.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense, taxes, other than income and asset impairments decreased $7.2 million, primarily due to the following:

•	$7.4 million decrease due to a state sales tax reimbursement received in March 2010.

•	$4.6 million decrease due to the absence of an impairment charge for available-for-sale securities recorded in the prior year.

•	$1.6 million decrease in contract labor expenses.

These decreases were partially offset by:

•	$5.1 million increase in employee-related expenses.

•	$2.2 million increase in taxes, other than income.

Miscellaneous income decreased $4.8 million due to lower interest income. Interest charges decreased $6.5 million primarily due to lower short-term debt balances and interest rates.

Additionally, results for the nine months ended June 30, 2009, were favorably impacted by a one-time tax benefit of $10.5 million. During the second quarter of fiscal 2009, the Company completed a study of the calculations used to estimate its deferred tax rate, and concluded that revisions to these calculations to include more specific jurisdictional tax rates would result in a more accurate calculation of the tax rate at which deferred taxes would reverse in the future. Accordingly, the Company modified the tax rate used to calculate deferred taxes from 38 percent to an individual rate for each legal entity. These rates vary from 36-41 percent depending on the jurisdiction of the legal entity.

Recent Ratemaking Developments

Significant ratemaking developments that occurred during the nine months ended June 30, 2010 are discussed below. The amounts described below represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling.

Annual net operating income increases totaling $41.1 million resulting from ratemaking activity became effective in the nine months ended June 30, 2010 as summarized below:

Annual Increase to
Rate Action	Operating Income
(In thousands)

Rate case filings	$15,831
GRIP filings	13,768
Annual rate filing mechanisms	8,905
Other rate activity	2,630

$41,134

Additionally, the following ratemaking efforts were in progress during the third quarter of fiscal 2010 but had not been completed as of June 30, 2010.

			Operating
			Income
Division	Rate Action	Jurisdiction	Requested
			(In thousands)

Colorado/Kansas	Rate Case(1)	Kansas	$6,015
Kentucky/Mid-States	PRP(2)	Georgia	764
	Rate Case(3)	Missouri	6,439
Louisiana	RSC(4)	LGS	4,296
Mid-Tex	GRIP(5)(6)	Dallas & RRC	2,985
	Rate Review Mechanism (RRM)(7)	Settled Cities	56,827
West Texas	RRM(8)	WT Cities	4,243
	RRM(9)	Amarillo & Lubbock	2,388

			$83,957

(1)	The Company, the Kansas Corporation Commission Staff and the Citizen’s Utility Ratepayer Board reached a unanimous settlement for an increase in operating income of $3.9 million which the Commission approved, effective August 1, 2010.

(2)	The Pipeline Replacement Program (PRP) surcharge relates to a long-term cast iron replacement program.

(3)	The Company, the Staff of the Missouri Public Service Commission, the Office of the Public Counsel, the Missouri Department of Natural Resources and Noranda Aluminum, Inc. reached a unanimous settlement in July 2010 for an increase in operating income of $4.0 million. The settlement is subject to final Missouri Public Service Commission approval.

(4)	The Louisiana Commission Staff recommended an increase of $3.9 million effective July 1, 2010, which the Commission accepted.

(5)	Gas Reliability Infrastructure Program (GRIP) is a rate adjustment that allows utilities to recover additional invested capital without filing a rate case.

(6)	This GRIP filing is based on a Mid-Tex System-wide basis and made concurrently with the City of Dallas and the Railroad Commission of Texas (RRC) for approval of their respective jurisdictional customers. The City of Dallas filing is currently on appeal at the RRC.

(7)	The Company and representatives of the Settled Cities are currently in negotiations to settle the filing and extend the rate review mechanism (RRM) in our Mid-Tex Division.

(8)	The Company and representatives of the West Texas Cities have reached a tentative settlement for a one-year extension of the RRM and an increase in operating income of $0.7 million. The settlement is subject to final authorization by each of the West Texas Cities.

(9)	Consultant reports have been received for the RRM filing in Lubbock and discussions are ongoing regarding the final resolution. A tentative settlement for the Amarillo RRM has been reached which would result in an operating income increase of $1.2 million.

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

		Increase in Annual	Effective
Division	State	Operating Income	Date
		(In thousands)

2010 Rate Case Filings:
Kentucky/Mid-States	Kentucky	$6,636	06/01/2010
	Georgia	2,935	03/31/2010
Mid-Tex	Texas(1)	2,963	01/26/2010
Colorado/Kansas	Colorado	1,900	01/04/2010
Kentucky/Mid-States	Virginia	1,397	11/23/2009

Total 2010 Rate Case Filings		$15,831

(1)	In its final order, the RRC approved a $3.0 million increase in operating income from customers in the Dallas & Environs portion of the Mid-Tex Division. Net of the GRIP 2008 rates that will be superseded, operating income will increase $0.2 million. The ruling also provided for regulatory accounting treatment for certain costs related to storage assets and costs moving from our Mid-Tex Division within our natural gas distribution segment to our regulated transmission and storage segment.

GRIP Filings

GRIP allows us to include in our rate base annually approved capital costs incurred in the prior calendar year provided that we file a complete rate case at least once every five years. The following table summarizes our GRIP filings with effective dates during the nine months ended June 30, 2010.

		Incremental Net
		Utility Plant	Additional Annual	Effective
Division	Calendar Year	Investment	Operating Income	Date
		(In thousands)	(In thousands)

2010 GRIP:
West Texas	2009	$19,158	$363	06/14/2010
Atmos Pipeline — Texas	2009	95,504	13,405	04/20/2010

Total 2010 GRIP		$114,662	$13,768

Annual Rate Filing Mechanisms

As an instrument to reduce regulatory lag, annual rate filing mechanisms allow us to refresh our rates on a periodic basis without filing a formal rate case. However, these filings still involve discovery by the appropriate regulatory authorities prior to the final determination of rates under these mechanisms. We currently have annual rate filing mechanisms in our Louisiana and Mississippi divisions and in significant portions of our Mid-Tex and West Texas divisions. These mechanisms are referred to as rate review mechanisms (RRM) in our Mid-Tex and West Texas divisions, stable rate filings in the Mississippi Division and a rate stabilization clause in the Louisiana Division. We have recently reached a tentative agreement to extend the RRM for our West Texas Cities service area in our West Texas Division and are in discussions to extend the RRM in our Mid-Tex Division and in our Amarillo and Lubbock service areas in our West Texas Division. The following table summarizes filings made under our various annual rate filing mechanisms for the nine months ended June 30, 2010.

			Additional
			Annual
		Test Year	Operating	Effective
Division	Jurisdiction	Ended	Income	Date
			(In thousands)

2010 Filings:
Louisiana	TransLa	12/31/2009	$1,733	04/01/2010
Mississippi	Mississippi	06/30/2009	3,183	12/15/2009
West Texas	Lubbock	12/31/2008	2,704	10/01/2009
West Texas	Amarillo	12/31/2008	1,285	10/01/2009

Total 2010 Filings			$8,905

Other Ratemaking Activity

The following table summarizes other ratemaking activity during the nine months ended June 30, 2010:

			Increase in
			Operating	Effective
Division	Jurisdiction	Rate Activity	Income	Date
			(In thousands)

2010 Other Rate Activity:
Kentucky/Mid-States	Missouri	ISRS(1)	$563	03/02/2010
Colorado-Kansas	Kansas	Ad Valorem(2)	392	01/05/2010
	Kansas	GSRS(3)	766	12/12/2009
Kentucky/Mid-States	Georgia	PRP Surcharge	909	10/01/2009

Total 2010 Other Rate Activity			$2,630

(1)	Infrastructure System Replacement Surcharge (ISRS) relates to maintenance capital investments made since the previous rate case.

(2)	The Ad Valorem filing relates to a collection of property taxes in excess of the amount included in the Company’s base rates.

(3)	Gas System Reliability Surcharge (GSRS) relates to safety related investments made since the previous rate case.

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

Three Months Ended June 30, 2010 compared with Three Months Ended June 30, 2009

Financial and operational highlights for our regulated transmission and storage segment for the three months ended June 30, 2010 and 2009 are presented below.

	Three Months Ended
	June 30
	2010	2009	Change
	(In thousands, unless otherwise noted)

Mid-Tex transportation	$21,908	$19,507	$2,401
Third-party transportation	17,521	24,285	(6,764)
Storage and park and lend services	2,646	3,137	(491)
Other	2,882	2,416	466

Gross profit	44,957	49,345	(4,388)
Operating expenses	24,231	21,789	2,442

Operating income	20,726	27,556	(6,830)
Miscellaneous income	94	615	(521)
Interest charges	7,667	8,152	(485)

Income before income taxes	13,153	20,019	(6,866)
Income tax expense	4,688	7,065	(2,377)

Net income	$8,465	$12,954	$(4,489)

Gross pipeline transportation volumes — MMcf	127,861	169,641	(41,780)

Consolidated pipeline transportation volumes — MMcf	100,770	141,556	(40,786)

The $4.4 million decrease in regulated transmission and storage gross profit was attributable primarily to the following factors:

•	$3.6 million decrease due to decreased through-system volumes primarily associated with declines in basis differentials, electric generation demand and Barnett Shale activity.

•	$3.5 million decrease due to lower transportation fees on through-system deliveries due to narrower basis spreads.

These decreases were partially offset by a $3.1 million increase associated with our GRIP filings.

Operating expenses increased $2.4 million primarily due to higher levels of pipeline maintenance activities.

Nine Months Ended June 30, 2010 compared with Nine Months Ended June 30, 2009

Financial and operational highlights for our regulated transmission and storage segment for the nine months ended June 30, 2010 and 2009 are presented below.

	Nine Months Ended
	June 30
	2010	2009	Change
	(In thousands, unless otherwise noted)

Mid-Tex transportation	$81,833	$70,920	$10,913
Third-party transportation	49,098	73,497	(24,399)
Storage and park and lend services	7,924	8,151	(227)
Other	8,143	10,693	(2,550)

Gross profit	146,998	163,261	(16,263)
Operating expenses	78,498	82,006	(3,508)

Operating income	68,500	81,255	(12,755)
Miscellaneous income	117	1,713	(1,596)
Interest charges	23,589	23,580	9

Income before income taxes	45,028	59,388	(14,360)
Income tax expense	16,039	19,308	(3,269)

Net income	$28,989	$40,080	$(11,091)

Gross pipeline transportation volumes — MMcf	478,075	555,169	(77,094)

Consolidated pipeline transportation volumes — MMcf	295,126	400,699	(105,573)

The $16.3 million decrease in regulated transmission and storage gross profit was attributable primarily to the following factors:

•	$11.0 million decrease due to lower transportation fees on through-system deliveries due to narrower basis spreads.

•	$4.3 million decrease in market-based demand fees, priority reservation fees and compression activity associated with lower throughput.

•	$4.3 million net decrease due to decreased through-system volumes primarily associated with market conditions that resulted in reduced wellhead production and decreased drilling activity, partially offset by increased deliveries to our Mid-Tex Division.

•	$2.8 million decrease due to the absence of excess inventory sales in the current-year period.

These decreases were partially offset by a $6.1 million increase associated with our GRIP filings.

Operating expenses decreased $3.5 million primarily due to a $7.0 million decrease related to lower levels of pipeline maintenance activities, partially offset by the following:

•	$1.2 million increase due to higher employee-related expenses.

•	$1.3 million increase due to higher ad valorem and payroll taxes.

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

Three Months Ended June 30, 2010 compared with Three Months Ended June 30, 2009

Financial and operational highlights for our natural gas marketing segment for the three months ended June 30, 2010 and 2009 are presented below. Gross profit margin consists primarily of margins earned from the delivery of gas and related services requested by our customers and margins earned from asset optimization activities, which are derived from the utilization of our proprietary and managed third-party storage and transportation assets to capture favorable arbitrage spreads through natural gas trading activities.

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

	Three Months Ended
	June 30
	2010	2009	Change
	(In thousands, unless otherwise noted)

Realized margins
Delivered gas	$12,550	$16,598	$(4,048)
Asset optimization(1)	8,303	(14,580)	22,883

	20,853	2,018	18,835
Unrealized margins	(14,548)	13,004	(27,552)

Gross profit	6,305	15,022	(8,717)
Operating expenses	7,467	7,555	(88)

Operating income (loss)	(1,162)	7,467	(8,629)
Miscellaneous income	147	71	76
Interest charges	1,767	4,020	(2,253)

Income (loss) before income taxes	(2,782)	3,518	(6,300)
Income tax expense (benefit)	(683)	1,419	(2,102)

Net income (loss)	$(2,099)	$2,099	$(4,198)

Gross natural gas marketing sales volumes — MMcf	91,854	103,146	(11,292)

Consolidated natural gas marketing sales volumes — MMcf	75,014	84,162	(9,148)

Net physical position (Bcf)	18.4	20.0	(1.6)

(1)	Net of storage fees of $2.7 million and $2.0 million.

AEM’s delivered gas business contributed 60 percent to total realized margins during the third quarter of fiscal 2010, with its asset optimization activities contributing the remaining 40 percent. The $18.8 million increase in realized gross profit reflected:

•	A $22.9 million increase in asset optimization margins. During the current quarter, spot-to-forward spread values were very narrow due to unfavorable natural gas price fundamentals. As a result, AEM elected to maintain short-term trading positions, and generated incremental realized gains from rolling these positions throughout the quarter. This is in contrast to the prior-year quarter where AEM realized losses on the settlement of financial instruments after it elected to defer storage withdrawals and reset the corresponding financial instruments to capture additional summer/winter spread values.

•	A $4.0 million decrease in realized delivered gas margins due to lower per-unit margins as a result of narrowing basis spreads combined with decreased delivered gas volumes. Per-unit margins were $0.14/Mcf in the current-year quarter compared with $0.16/Mcf in the prior-year period, while delivered sales volumes were 11 percent lower in the current-year period when compared with the prior-year quarter.

The increase in realized gross profit was more than offset by a $27.6 million decrease in unrealized margins primarily due to the quarter-over-quarter timing of storage withdrawal gains and the associated reversal of unrealized gains into realized gains.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense, taxes, other than income taxes and asset impairments, decreased $0.1 million primarily due to a decrease in employee and other administrative costs.

Interest charges decreased $2.3 million primarily due to a decrease in intercompany borrowings.

Nine Months Ended June 30, 2010 compared with Nine Months Ended June 30, 2009

Financial and operational highlights for our natural gas marketing segment for the nine months ended June 30, 2010 and 2009 are presented below.

	Nine Months Ended
	June 30
	2010	2009	Change
	(In thousands, unless otherwise noted)

Realized margins
Delivered gas	$45,763	$58,316	$(12,553)
Asset optimization(1)	39,623	20,286	19,337

	85,386	78,602	6,784
Unrealized margins	(12,816)	(10,013)	(2,803)

Gross profit	72,570	68,589	3,981
Operating expenses	25,270	30,230	(4,960)

Operating income	47,300	38,359	8,941
Miscellaneous income	642	490	152
Interest charges	6,965	11,383	(4,418)

Income before income taxes	40,977	27,466	13,511
Income tax expense	16,506	11,444	5,062

Net income	$24,471	$16,022	$8,449

Gross natural gas marketing sales volumes — MMcf	317,992	336,870	(18,878)

Consolidated natural gas marketing sales volumes — MMcf	267,136	282,443	(15,307)

Net physical position (Bcf)	18.4	20.0	(1.6)

(1)	Net of storage fees of $8.7 million and $7.5 million.

AEM’s delivered gas business contributed 54 percent of total realized margins during the nine months ended June 30, 2010 with asset optimization activities contributing the remaining 46 percent. The $6.8 million increase in realized gross profit reflected the following:

•	$19.3 million increase in asset optimization margins primarily associated with realized gains earned from AEM’s trading strategy executed during the fiscal third quarter.

•	$12.6 million decrease in realized delivered gas margins due to lower per-unit margins as a result of narrowing basis spreads, combined with lower delivered sales volumes. Per-unit margins were $0.14/Mcf in the current-year period compared with $0.17/Mcf in the prior-year period, while delivered sales volumes were five percent lower in the current-year period when compared with the prior-year period.

The increase in realized gross profit was partially offset by a $2.8 million decrease in unrealized margins due to the period-over-period timing of storage withdrawal gains and the associated reversal of unrealized gains into realized gains.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense, taxes, other than income taxes and asset impairments decreased $5.0 million primarily due to a decrease in employee and other administrative costs.

Interest charges decreased $4.4 million primarily due to a decrease in intercompany borrowings.

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

The following table presents AEM’s economic value and its potential gross profit (loss) at June 30, 2010 and 2009.

	June 30
	2010	2009
	(In millions, unless otherwise noted)

Economic value	$(8.6)	$42.0
Associated unrealized (gains) losses	15.7	(16.7)

Subtotal	7.1	25.3
Related fees(1)	(12.8)	(15.3)

Potential gross profit (loss)	$(5.7)	$10.0

Net physical position (Bcf)	18.4	20.0

(1)	Related fees represent AEM’s contractual costs to acquire the storage capacity utilized in its asset optimization operations. The fees primarily consist of demand fees and contractual obligations to sell gas below market index prices in exchange for the right to manage and optimize third party storage assets for the positions AEM has entered into as of June 30, 2010 and 2009.

During the nine months ended June 30, 2010, AEM’s economic value decreased from $28.6 million, or $2.07/Mcf at September 30, 2009 to a negative economic value of $8.6 million, or $0.47/Mcf. This compares unfavorably to AEM’s economic value at June 30, 2009 of $42.0 million, or $2.10/Mcf.

Early in the first quarter of fiscal 2010, AEM withdrew gas and realized previously captured spread values. As current cash prices declined during the first fiscal quarter, AEM injected gas and rolled positions into the second fiscal quarter to increase economic value. These positions were settled in the second fiscal quarter and the associated economic value was realized. However, during the year, weak market fundamentals have caused cash prices to remain low and have contracted spot-to-forward spread values, which has limited opportunities to capture economic value. Therefore, during the fiscal third quarter, AEM elected to forego capturing these narrower spread values and maintained a short-term trading position. We anticipate spot-to-forward spread values will expand in the near term and we expect to be able to roll positions and capture greater economic value than what we can capture currently. However, the short-dated nature of AEM’s trading positions combined with current short-term forward prices that are lower than the cost of gas that was injected into storage in prior periods resulted in negative economic value as of June 30, 2010.

The economic value is based upon planned storage injection and withdrawal schedules and its realization is contingent upon the execution of this plan, weather and other execution factors. Since AEM actively manages and optimizes its portfolio to attempt to enhance the future profitability of its storage position, it may change its scheduled storage injection and withdrawal plans from one time period to another based on market conditions. Therefore, we cannot ensure that the economic value or the potential gross profit or loss calculated as of June 30, 2010 will be fully realized in the future nor can we predict in what time periods such realization may occur. Further, if we experience operational or other issues which limit our ability to optimally manage our stored gas positions, our earnings could be adversely impacted.

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

Three Months Ended June 30, 2010 compared with Three Months Ended June 30, 2009

Financial and operational highlights for our pipeline, storage and other segment for the three months ended June 30, 2010 and 2009 are presented below.

	Three Months Ended
	June 30
	2010	2009	Change
	(In thousands)

Asset optimization	$2,114	$1,051	$1,063
Storage and transportation services	3,319	3,470	(151)
Other	231	737	(506)
Unrealized margins	(198)	(1,244)	1,046

Gross profit	5,466	4,014	1,452
Operating expenses	3,200	2,823	377

Operating income	2,266	1,191	1,075
Miscellaneous income	670	2,319	(1,649)
Interest charges	451	408	43

Income before income taxes	2,485	3,102	(617)
Income tax expense	1,103	1,250	(147)

Net income	$1,382	$1,852	$(470)

Gross profit from our pipeline, storage and other segment increased $1.5 million primarily due a $1.0 million increase in margins earned from APS’ asset optimization activities due to the quarter-over-quarter timing of realized gains earned from one of APS’ asset management plans and storage optimization activities.

Operating expenses increased $0.4 million primarily due to increased operating costs associated with APS’ gas gathering activities.

Miscellaneous income decreased $1.7 million primarily due to lower intercompany interest income earned by this segment.

Nine Months Ended June 30, 2010 compared with Nine Months Ended June 30, 2009

Financial and operational highlights for our pipeline, storage and other segment for the nine months ended June 30, 2010 and 2009 are presented below.

	Nine Months Ended
	June 30
	2010	2009	Change
	(In thousands)

Asset optimization	$9,603	$21,675	$(12,072)
Storage and transportation services	9,746	10,097	(351)
Other	1,375	2,076	(701)
Unrealized margins	2,413	(6,673)	9,086

Gross profit	23,137	27,175	(4,038)
Operating expenses	10,282	7,239	3,043

Operating income	12,855	19,936	(7,081)
Miscellaneous income	2,103	6,540	(4,437)
Interest charges	2,291	1,821	470

Income before income taxes	12,667	24,655	(11,988)
Income tax expense	5,102	10,595	(5,493)

Net income	$7,565	$14,060	$(6,495)

Gross profit from our pipeline, storage and other segment decreased $4.0 million primarily due to the following:

•	$5.5 million decrease from lower margins earned on storage optimization activities.

•	$4.1 million decrease in basis gains earned from utilizing leased capacity.

•	$2.6 million decrease from lower margins earned on asset management plans.

•	$9.1 million increase in unrealized margins associated with our asset optimization activities.

Operating expenses increased $3.0 million primarily due to increased operating costs associated with APS’ gas gathering activities and administrative costs.

Miscellaneous income decreased $4.4 million primarily due to lower intercompany interest income earned by this segment.

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

Our $350 million unsecured 7.375% Senior Notes will mature in May 2011. We are currently evaluating alternatives to replace this facility and believe we will successfully replace this facility on reasonably economical terms.

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

Cash flows from operating, investing and financing activities for the nine months ended June 30, 2010 and 2009 are presented below.

	Nine Months Ended June 30
	2010	2009	Change
	(In thousands)

Total cash provided by (used in)
Operating activities	$594,564	$824,594	$(230,030)
Investing activities	(362,787)	(348,420)	(14,367)
Financing activities	(162,597)	(397,156)	234,559

Change in cash and cash equivalents	69,180	79,018	(9,838)
Cash and cash equivalents at beginning of period	111,203	46,717	64,486

Cash and cash equivalents at end of period	$180,383	$125,735	$54,648

Cash flows from operating activities

Period-over-period changes in our operating cash flows are primarily attributable to changes in net income and working capital changes, particularly within our natural gas distribution segment resulting from the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.

For the nine months ended June 30, 2010, we generated operating cash flow of $594.6 million from operating activities compared with $824.6 million for the nine months ended June 30, 2009, primarily due to the fluctuation in gas costs. Gas costs, which reached historically high levels during the 2008 injection season, declined sharply when the economy slipped into the recession and have remained relatively stable since that time. Operating cash flow for the fiscal 2010 period reflects the recovery of lower gas costs through purchased gas recovery mechanisms and sales. This is in contrast to the fiscal 2009 period, where operating cash flow was favorably influenced by the recovery of high gas costs during a period of falling prices.

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

Capital expenditures for fiscal 2010 are expected to range from $525 million to $540 million. For the nine months ended June 30, 2010, capital expenditures were $362.3 million compared with $342.3 million for the nine months ended June 30, 2009. The $20.0 million increase in capital expenditures primarily reflects spending for the relocation of our information technology data center to a new facility and the construction of two service centers.

Cash flows from financing activities

For the nine months ended June 30, 2010, our financing activities used $162.6 million of cash compared with $397.2 million of cash used in the prior-year period, primarily due to lower cash outflows associated with repayment of our long-term and short-term debt instruments as follows:

•	$407.2 million for long-term debt repayments. In the current-year period, $0.1 million of long-term debt was repaid, compared with $407.3 million in the prior-year period.

•	$290.4 million for short-term debt repayments. In the current-year period, $76.0 million of short-term debt was repaid, compared with $366.4 million in the prior-year period. The reduction in net borrowings reflects the timing of the use of our line of credit to finance natural gas purchases and working capital.

The lower repayment activity was partially offset by:

•	$445.6 million decrease in cash inflows due to the absence of proceeds from the issuance of long-term debt that occurred in the prior-year period.

•	$11.4 million decrease in cash inflows due to a substantial decrease in the number of shares of common stock issued to provide shares for our Retirement Savings Plan due to a change to purchasing such shares on the open market.

•	$3.0 million additional cash used due to an increase in dividends paid in the current year compared to the prior year.

•	$1.9 million decrease in cash inflows due to the absence of the settlement of a Treasury lock agreement that occurred in the prior-year period.

The following table summarizes our share issuances for the nine months ended June 30, 2010 and 2009.

	Nine Months Ended
	June 30
	2010	2009

Shares issued:
Direct Stock Purchase Plan	103,529	319,732
Retirement Savings Plan and Trust	79,722	484,111
1998 Long-Term Incentive Plan	375,039	613,314
Outside Directors Stock-for-Fee Plan	2,689	2,294

Total shares issued	560,979	1,419,451

The year-over-year decrease in the number of shares issued primarily reflects the fact that we have started using shares purchased in the open market rather than issuing shares for the Direct Stock Purchase Plan and the Retirement Savings Plan. In addition, we awarded fewer shares under our 1998 Long-Term Incentive Plan due to the Company achieving a lower level of performance relative to the target performance established under the Plan during fiscal 2009 compared to fiscal 2008. Further, a higher average stock price during the second and third quarters of fiscal 2010 compared to the second and third quarters of 2009 enabled us to issue fewer shares during the current year-to-date period.

Share Repurchase Agreement

On, July 1, 2010, we entered into an accelerated share repurchase agreement with Goldman Sachs & Co. under which we repurchased $100 million of our outstanding common stock in order to offset stock grants made under our various employee and director incentive compensation plans.

We paid $100 million to Goldman Sachs & Co. on July 7, 2010 for shares of Atmos Energy common stock in a share forward transaction and received 2,958,580 shares. We will receive the balance of the shares at the conclusion of the repurchase program. The specific number of shares we will ultimately repurchase in the transaction will be based generally on the average of the daily volume-weighted average share price of our common stock over the duration of the agreement. The agreement is scheduled to end in March 2011, although the termination date may be accelerated. As a result of this transaction, our weighted-average shares outstanding will be reduced over the remaining three months of fiscal 2010. Beginning in our fourth fiscal quarter, the outstanding shares used to calculate our earnings per share will be reduced by the number of shares repurchased as they are delivered to us and the $100 million purchase price will be recorded as a reduction in shareholders’ equity. Assuming a volume-weighted average share price equal to the June 30, 2010 closing share price of $27.04, we expect the repurchase transaction to add from $0.01 to $0.02 to fiscal 2010 earnings per diluted share.

Credit Facilities

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply to meet our customers’ needs could significantly affect our borrowing requirements. However, our short-term borrowings reach their highest levels in the winter months.

We finance our short-term borrowing requirements through a combination of a $566.7 million commercial paper program and four committed revolving credit facilities with third-party lenders that provide approximately $1.2 billion of working capital funding. As of June 30, 2010, the amount available to us under our credit facilities, net of outstanding letters of credit, was $951.3 million. These facilities are described in further detail in Note 5 to the unaudited condensed consolidated financial statements.

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

Our debt is rated by three rating agencies: Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings, Ltd. (Fitch). In March 2010, Moody’s upgraded our rating outlook from stable to positive and affirmed the credit rating on our senior long-term debt at Baa2 and on our commercial paper at P-2. Moody’s stated that the key driver for the upgrade was successful rate case outcomes over the past year. In March 2010, S&P affirmed our senior long-term debt credit rating of BBB+ and our rating outlook as stable. In June 2010, Fitch reaffirmed our senior long-term debt rating of BBB+ and commercial paper ratings of F-2 and upgraded our rating outlook from stable to positive. Fitch cited our effective management of the regulatory process as well as our consistent financial and operational performance as the primary reasons for the upgrade. Our current debt ratings are all considered investment grade and are as follows:

	S&P	Moody’s	Fitch

Unsecured senior long-term debt	BBB+	Baa2	BBB+
Commercial paper	A-2	P-2	F-2

A significant degradation in our operating performance or a significant reduction in our liquidity caused by more limited access to the private and public credit markets as a result of deteriorating global or national financial and credit conditions could trigger a negative change in our ratings outlook or even a reduction in our credit ratings by the three credit rating agencies. This would mean more limited access to the private and public credit markets and an increase in the costs of such borrowings.

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

Debt Covenants

We were in compliance with all of our debt covenants as of June 30, 2010. Our debt covenants are described in greater detail in Note 5 to the unaudited condensed consolidated financial statements.

Capitalization

The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of June 30, 2010, September 30, 2009 and June 30, 2009:

	June 30, 2010		September 30, 2009		June 30, 2009
	(In thousands, except percentages)

Short-term debt	$—	—	$72,550	1.6%	$—	—
Long-term debt	2,169,677	48.4%	2,169,531	49.1%	2,169,526	49.7%
Shareholders’ equity	2,313,730	51.6%	2,176,761	49.3%	2,191,520	50.3%

Total	$4,483,407	100.0%	$4,418,842	100.0%	$4,361,046	100.0%

Total debt as a percentage of total capitalization, including short-term debt, was 48.4 percent at June 30, 2010, 50.7 percent at September 30, 2009 and 49.7 percent at June 30, 2009. Our ratio of total debt to capitalization is typically greater during the winter heating season as we incur short-term debt to fund natural gas purchases and meet our working capital requirements. We intend to maintain our debt to capitalization ratio in a target range of 50 to 55 percent.

Contractual Obligations and Commercial Commitments

Significant commercial commitments are described in Note 8 to the unaudited condensed consolidated financial statements. There were no significant changes in our contractual obligations and commercial commitments during the nine months ended June 30, 2010.

As we previously discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, in February 2008, Atmos Pipeline and Storage, LLC, a subsidiary of AEH, announced plans to construct and operate a salt-cavern storage project in Franklin Parish, Louisiana. In March 2010, we entered into an option and acquisition agreement with a third party, which provides the third party with the exclusive option to develop the proposed Fort Necessity salt-dome natural gas storage project. If the option is exercised, we will retain a non-controlling equity position in Fort Necessity and will share in a percentage of the profits. In July

2010, we signed an extension to the option and acquisition agreement which gives the third party until March 2011 to exercise the option to develop the project.

We have been replacing certain steel service lines in our Mid-Tex Division since our acquisition of the natural gas distribution system in 2004. To date, we have replaced approximately 51,000 of these lines. We are committed to replacing the steel service lines on an accelerated schedule to ensure the safety and reliability of our distribution system, and as part of this commitment, we support the objectives of the rulemaking outlined by the Texas Railroad Commission (RRC) for steel service-line replacements statewide. The RRC is not scheduled to consider a formal rulemaking for this program until August 2010. Due to the preliminary status of the rulemaking process, we cannot accurately anticipate the impact this rule would have on the Company or the expected cost of the replacement program.

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

The following table shows the components of the change in fair value of our natural gas distribution segment’s financial instruments for the three and nine months ended June 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2010	2009	2010	2009
		(In thousands)

Fair value of contracts at beginning of period	$(21,735)	$(21,863)	$(14,166)	$(63,677)
Contracts realized/settled	(20)	(844)	(34,438)	(101,840)
Fair value of new contracts	182	(885)	(2,054)	(4,891)
Other changes in value	1,183	1,564	30,268	148,380

Fair value of contracts at end of period	$(20,390)	$(22,028)	$(20,390)	$(22,028)

The fair value of our natural gas distribution segment’s financial instruments at June 30, 2010 is presented below by time period and fair value source:

	Fair Value of Contracts at June 30, 2010
	Maturity in Years
	Less			Greater	Total Fair
Source of Fair Value	Than 1	1-3	4-5	Than 5	Value
	(In thousands)

Prices actively quoted	$(20,161)	$(229)	$—	$—	$(20,390)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(20,161)	$(229)	$—	$—	$(20,390)

The following table shows the components of the change in fair value of our natural gas marketing segment’s financial instruments for the three and nine months ended June 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(In thousands)

Fair value of contracts at beginning of period	$14,227	$(32,646)	$26,698	$16,542
Contracts realized/settled	(8,100)	42,535	(32,342)	29,260
Fair value of new contracts	—	—	—	—
Other changes in value	(8,337)	8,555	3,434	(27,358)

Fair value of contracts at end of period	(2,210)	18,444	(2,210)	18,444
Netting of cash collateral	18,017	20,614	18,017	20,614

Cash collateral and fair value of contracts at period end	$15,807	$39,058	$15,807	$39,058

The fair value of our natural gas marketing segment’s financial instruments at June 30, 2010 is presented below by time period and fair value source:

	Fair Value of Contracts at June 30, 2010
	Maturity in Years
	Less			Greater	Total Fair
Source of Fair Value	Than 1	1-3	4-5	Than 5	Value
	(In thousands)

Prices actively quoted	$(3,254)	$1,984	$(940)	$—	$(2,210)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(3,254)	$1,984	$(940)	$—	$(2,210)

Pension and Postretirement Benefits Obligations

For the nine months ended June 30, 2010 and 2009, our total net periodic pension and other benefits costs were $38.1 million and $36.2 million. Those costs relating to our natural gas distribution operations are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

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

In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2010. Based upon this valuation, we will not be required to make a contribution to our pension plans during the current fiscal year. With respect to our postretirement medical plans, we anticipate contributing a total of approximately $12 million to these plans during fiscal 2010.

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

OPERATING STATISTICS AND OTHER INFORMATION

The following tables present certain operating statistics for our natural gas distribution, regulated transmission and storage, natural gas marketing and pipeline, storage and other segments for the three and nine month periods ended June 30, 2010 and 2009.

Natural Gas Distribution Sales and Statistical Data

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2010	2009	2010	2009

METERS IN SERVICE, end of period
Residential	2,915,031	2,924,160	2,915,031	2,924,160
Commercial	271,745	274,739	271,745	274,739
Industrial	2,420	2,195	2,420	2,195
Public authority and other	10,439	9,231	10,439	9,231

Total meters	3,199,635	3,210,325	3,199,635	3,210,325

INVENTORY STORAGE BALANCE — Bcf	34.7	37.9	34.7	37.9
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	17,436	19,043	178,840	147,718
Commercial	13,982	14,398	91,087	79,416
Industrial	3,544	3,921	15,523	15,079
Public authority and other	1,377	2,719	8,733	10,874

Total gas sales volumes	36,339	40,081	294,183	253,087
Transportation volumes	30,311	30,637	107,097	102,091

Total throughput	66,650	70,718	401,280	355,178

OPERATING REVENUES (000’s)(1)
Gas sales revenues
Residential	$235,693	$224,629	$1,640,853	$1,657,185
Commercial	119,434	106,739	705,114	744,248
Industrial	19,470	21,028	92,280	117,442
Public authority and other	9,160	13,712	61,744	82,097

Total gas sales revenues	383,757	366,108	2,499,991	2,600,972
Transportation revenues	13,896	13,756	48,590	46,411
Other gas revenues	7,618	7,121	25,572	25,990

Total operating revenues	$405,271	$386,985	$2,574,153	$2,673,373

Average transportation revenue per Mcf	$0.46	$0.45	$0.45	$0.45
Average cost of gas per Mcf sold	$5.73	$4.87	$5.77	$7.18

See footnote following these tables.

Regulated Transmission and Storage, Natural Gas Marketing and Pipeline, Storage and Other Operations Sales and Statistical Data

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2010	2009	2010	2009

CUSTOMERS, end of period
Industrial	732	706	732	706
Municipal	61	63	61	63
Other	507	505	507	505

Total	1,300	1,274	1,300	1,274

INVENTORY STORAGE BALANCE — Bcf
Natural gas marketing	20.2	23.3	20.2	23.3
Pipeline, storage and other	1.7	2.5	1.7	2.5

Total	21.9	25.8	21.9	25.8

REGULATED TRANSMISSION AND
STORAGE VOLUMES — MMcf(1)	127,861	169,641	478,075	555,169
NATURAL GAS MARKETING SALES
VOLUMES — MMcf(1)	91,854	103,146	317,992	336,870
OPERATING REVENUES (000’s)(1)
Regulated transmission and storage	$44,957	$49,345	$146,998	$163,261
Natural gas marketing	421,406	453,504	1,657,829	1,949,657
Pipeline, storage and other	8,196	8,226	28,869	36,946

Total operating revenues	$474,559	$511,075	$1,833,696	$2,149,864

Note to preceding tables:

(1)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

RECENT ACCOUNTING DEVELOPMENTS

Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. During the nine months ended June 30, 2010, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of the fiscal year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the nine months ended June 30, 2010, except as noted in Note 8 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 12 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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
Fred E. Meisenheimer
Senior Vice President, Chief Financial
Officer and Treasurer
(Duly authorized signatory)

Date: August 5, 2010

EXHIBITS INDEX
Item 6

Page Number or
Exhibit			Incorporation by
Number		Description	Reference to

12		Computation of ratio of earnings to fixed charges
15		Letter regarding unaudited interim financial information
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certifications*
101	.INS	XBRL Instance Document**
101	.SCH	XBRL Taxonomy Extension Schema**
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101	.LAB	XBRL Taxonomy Extension Labels Linkbase**
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.