Form 10-K
period 2010-09-30
ATMOS ENERGY CORP
filed 2010-11-12
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2010, was $2,598,503,183.

As of November 5, 2010, the registrant had 90,421,614 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed for the Annual Meeting of Shareholders on February 9, 2011 are incorporated by reference into Part III of this report.

		Page

Glossary of Key Terms		3

Part I
Item 1.	Business	4
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	28
Item 3.	Legal Proceedings	29
Item 4.	Submission of Matters to a Vote of Security Holders	29

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31
Item 6.	Selected Financial Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	64
Item 8.	Financial Statements and Supplementary Data	66
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	134
Item 9A.	Controls and Procedures	134
Item 9B.	Other Information	136

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	136
Item 11.	Executive Compensation	136
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	136
Item 13.	Certain Relationships and Related Transactions, and Director Independence	136
Item 14.	Principal Accountant Fees and Services	136

Part IV
Item 15.	Exhibits and Financial Statement Schedules	137
EX-4.1
EX-10.6.A
EX-10.6.B
EX-10.7.A
EX-10.7.B
EX-10.10.B
EX-10.10.C
EX-10.12
EX-10.13
EX-10.14.E
EX-10.14.F
EX-10.15
EX-12
EX-21
EX-23.1
EX-31
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
APS	Atmos Pipeline and Storage, LLC
ATO	Trading symbol for Atmos Energy Corporation common stock on the New York Stock Exchange
Bcf	Billion cubic feet
COSO	Committee of Sponsoring Organizations of the Treadway Commission
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Ltd.
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
ISRS	Infrastructure System Replacement Surcharge
KPSC	Kentucky Public Service Commission
LTIP	1998 Long-Term Incentive Plan
Mcf	Thousand cubic feet
MDWQ	Maximum daily withdrawal quantity
MMcf	Million cubic feet
Moody’s	Moody’s Investor Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
NYSE	New York Stock Exchange
PAP	Pension Account Plan
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
Settled Cities	Represents 439 of the 440 incorporated cities, or approximately 80 percent of the Mid-Tex Division’s customers, with whom a settlement agreement was reached during the fiscal 2008 second quarter.
SRF	Stable Rate Filing
TXU Gas	TXU Gas Company, which was acquired on October 1, 2004
WNA	Weather Normalization Adjustment

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

Today, we distribute natural gas through regulated sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers in 12 states located primarily in the South, which makes us one of the country’s largest natural-gas-only distributors based on number of customers. We also operate one of the largest intrastate pipelines in Texas based on miles of pipe.

Through our nonregulated businesses, we primarily provide natural gas management and marketing services to municipalities, other local gas distribution companies and industrial customers principally in the Midwest and Southeast and natural gas transportation along with storage services to certain of our natural gas distribution divisions and third parties.

Our overall strategy is to:

•	deliver superior shareholder value,

•	improve the quality and consistency of earnings growth, while operating our regulated and nonregulated businesses exceptionally well and

•	enhance and strengthen a culture built on our core values.

We have continued to grow our earnings after giving effect to our acquisitions and have experienced more than 25 consecutive years of increasing dividends and earnings. Historically, we achieved this record of growth through acquisitions while efficiently managing our operating and maintenance expenses and leveraging our technology to achieve more efficient operations. In recent years, we have also achieved growth by implementing rate designs that reduce or eliminate regulatory lag and separate the recovery of our approved margins from customer usage patterns. In addition, we have developed various commercial opportunities within our regulated transmission and storage operations.

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

Natural Gas Distribution Segment Overview

Our natural gas distribution segment consists of the following six regulated divisions, presented in order of total rate base, covering service areas in 12 states:

•	Atmos Energy Mid-Tex Division,

•	Atmos Energy Kentucky/Mid-States Division,

•	Atmos Energy Louisiana Division,

•	Atmos Energy West Texas Division,

•	Atmos Energy Colorado-Kansas Division and

•	Atmos Energy Mississippi Division

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

Purchased gas cost adjustment mechanisms represent a common form of cost adjustment mechanism. Purchased gas cost adjustment mechanisms provide natural gas utility companies a method of recovering purchased gas costs on an ongoing basis without filing a rate case because they provide a dollar-for-dollar offset to increases or decreases in natural gas distribution gas costs. Therefore, although substantially all of our natural gas distribution operating revenues fluctuate with the cost of gas that we purchase, natural gas distribution gross profit (which is defined as operating revenues less purchased gas cost) is generally not affected by fluctuations in the cost of gas.

Additionally, some jurisdictions have introduced performance-based ratemaking adjustments to provide incentives to natural gas utilities to minimize purchased gas costs through improved storage management and use of financial instruments to lock in gas costs. Under the performance-based ratemaking adjustment, purchased gas costs savings are shared between the utility and its customers.

Finally, regulatory authorities have approved weather normalization adjustments (WNA) for approximately 94 percent of residential and commercial margins in our service areas as a part of our rates. WNA minimizes the effect of weather that is above or below normal by allowing us to increase customers’ bills to offset lower gas usage when weather is warmer than normal and decrease customers’ bills to offset higher gas usage when weather is colder than normal.

As of September 30, 2010 we had WNA for our residential and commercial meters in the following service areas for the following periods:

Georgia, Kansas, West Texas	October — May
Kentucky, Mississippi, Tennessee, Mid-Tex	November — April
Louisiana	December — March
Virginia	January — December

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

Except for local production purchases, we select our natural gas suppliers through a competitive bidding process by requesting proposals from suppliers that have demonstrated that they can provide reliable service. We select these suppliers based on their ability to deliver gas supply to our designated firm pipeline receipt points at the lowest cost. Major suppliers during fiscal 2010 were Anadarko Energy Services, BP Energy Company, Devon Gas Services, L.P., Enbridge Marketing (US) L.P., Iberdrola Renewables, Inc., National Fuel Marketing Company, LLC, ONEOK Energy Services Company L.P., Tenaska Marketing, Texla Energy Management, Inc. and Atmos Energy Marketing, LLC, our natural gas marketing subsidiary.

The combination of base load, peaking and spot purchase agreements, coupled with the withdrawal of gas held in storage, allows us the flexibility to adjust to changes in weather, which minimizes our need to enter into long-term firm commitments. We estimate our peak-day availability of natural gas supply to be approximately 4.2 Bcf. The peak-day demand for our natural gas distribution operations in fiscal 2010 was on January 8, 2010, when sales to customers reached approximately 4.0 Bcf.

Currently, all of our natural gas distribution divisions, except for our Mid-Tex Division, utilize 39 pipeline transportation companies, both interstate and intrastate, to transport our natural gas. The pipeline transportation agreements are firm and many of them have “pipeline no-notice” storage service, which provides for daily balancing between system requirements and nominated flowing supplies. These agreements have been negotiated with the shortest term necessary while still maintaining our right of first refusal. The natural gas supply for our Mid-Tex Division is delivered solely by our Atmos Pipeline — Texas Division.

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

The following briefly describes our six natural gas distribution divisions. We operate in our service areas under terms of non-exclusive franchise agreements granted by the various cities and towns that we serve. At September 30, 2010, we held 1,115 franchises having terms generally ranging from five to 35 years. A significant number of our franchises expire each year, which require renewal prior to the end of their terms. We believe that we will be able to renew our franchises as they expire. Additional information concerning our natural gas distribution divisions is presented under the caption “Operating Statistics”.

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

Atmos Energy West Texas Division.  Our West Texas Division serves approximately 80 communities in West Texas, including the Amarillo, Lubbock and Midland areas. Like our Mid-Tex Division, each municipality we serve has original jurisdiction over all gas distribution rates, operations and services within its city limits, with the RRC having exclusive appellate jurisdiction over the municipalities and exclusive original jurisdiction over rates and services provided to customers not located within the limits of a municipality. Prior to fiscal 2008, rates were updated in this division through formal rate proceedings. However, the West Texas Division entered into agreements with its West Texas service areas during 2008 and its Amarillo and Lubbock service areas during 2009 to update rates for customers in these service areas through an annual rate review mechanism.

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

		Effective		Authorized	Authorized
		Date of Last	Rate Base	Rate of	Return on
Division	Jurisdiction	Rate/GRIP Action	(thousands)(1)	Return(1)	Equity(1)

Atmos Pipeline — Texas	Texas	05/24/2004	$417,111	8.258%	10.00%
Atmos Pipeline — Texas — GRIP	Texas	04/20/2010	799,841	8.258%	10.00%
Colorado-Kansas	Colorado	01/04/2010	86,189	8.57%	10.25%
	Kansas	08/01/2010	144,583	(2)	(2)
Kentucky/Mid-States	Georgia	03/31/2010	88,583(3)	8.61%	10.70%
	Illinois	11/01/2000	24,564	9.18%	11.56%
	Iowa	03/01/2001	5,000	(2)	11.00%
	Kentucky	06/01/2010	184,697	(2)	(2)
	Missouri	09/01/2010	66,459	(2)	(2)
	Tennessee	04/01/2009	190,100	8.24%	10.30%
	Virginia	11/23/2009	36,861	8.48%	9.50% - 10.50%
Louisiana	Trans LA	04/01/2010	96,400	8.22%	10.00% - 10.80%
	LGS	07/01/2010	251,591	8.54%	10.40%
Mid-Tex — Settled Cities	Texas	10/01/2010	(2)	8.19%	9.60%
Mid-Tex — Dallas & Environs	Texas	01/26/2010	1,279,647(4)	8.60%	10.40%
Mid-Tex — Dallas & Environs — GRIP	Texas	09/01/2010	1,283,357(4)	8.60%	10.40%
Mississippi	Mississippi	12/15/2009	227,055	8.27%	10.04%
West Texas	Amarillo	08/01/2010	55,537	8.19%	9.60%
	Lubbock	09/01/2010	57,074	8.19%	9.60%
	West Texas	08/15/2010	135,565	8.19%	9.60%

		Authorized Debt/	Bad Debt		Performance-Based	Customer
Division	Jurisdiction	Equity Ratio	Rider(5)	WNA	Rate Program(6)	Meters

Atmos Pipeline — Texas	Texas	50/50	No	N/A	N/A	N/A
Colorado-Kansas	Colorado	50/50	Yes (7)	No	No	110,646
	Kansas	(2)	Yes	Yes	No	128,640
Kentucky/Mid-States	Georgia	52/48	No	Yes	Yes	64,946
	Illinois	67/33	No	No	No	22,868
	Iowa	57/43	No	No	No	4,300
	Kentucky	(2)	Yes	Yes	Yes	176,634
	Missouri	49/51	No	No	No	56,843
	Tennessee	52/48	Yes	Yes	Yes	132,261
	Virginia	51/49	Yes	Yes	No	23,163
Louisiana	Trans LA	52/48	No	Yes	No	76,653
	LGS	52/48	No	Yes	No	277,551
Mid-Tex — Settled Cities	Texas	52/48	Yes	Yes	No	1,236,538
Mid-Tex — Dallas & Environs	Texas	51/49	Yes	Yes	No	309,134
Mississippi	Mississippi	52/48	No	Yes	No	266,233
West Texas	Amarillo	52/48	Yes	Yes	No	70,578
	Lubbock	52/48	Yes	Yes	No	73,810
	West Texas	52/48	Yes	Yes	No	155,242

(1)	The rate base, authorized rate of return and authorized return on equity presented in this table are those from the last rate case or GRIP filing for each jurisdiction. These rate bases, rates of return and returns on equity are not necessarily indicative of current or future rate bases, rates of return or returns on equity.

(2)	A rate base, rate of return, return on equity or debt/equity ratio was not included in the respective state commission’s final decision.

(3)	Georgia rate base consists of $60.2 million included in the March 2010 rate case and $28.4 million included in the October 2010 Pipeline Replacement Program (PRP) surcharge. The $28.4 million of the Georgia rate base amount was awarded in the latest PRP annual filing with an effective date of October 1, 2010, an authorized rate of return of 8.56 percent and an authorized return on equity of 10.70 percent.

(4)	The Mid-Tex Rate Base amounts for the Dallas & Environs areas represent “system-wide”, or 100 percent, of the Mid-Tex Division’s rate base.

(5)	The bad debt rider allows us to recover from ratepayers the gas cost portion of uncollectible accounts.

(6)	The performance-based rate program provides incentives to natural gas utility companies to minimize purchased gas costs by allowing the utility company and its customers to share the purchased gas costs savings.

(7)	The recovery of the gas portion of uncollectible accounts gas cost adjustment has been approved for a two-year pilot program.

Natural Gas Distribution Sales and Statistical Data

	Fiscal Year Ended September 30
	2010	2009	2008	2007	2006

METERS IN SERVICE, end of year
Residential	2,910,672	2,901,577	2,911,475	2,893,543	2,886,042
Commercial	262,778	265,843	268,845	272,081	275,577
Industrial	2,090	2,193	2,241	2,339	2,661
Public authority and other	10,500	9,231	9,218	19,164	16,919

Total meters	3,186,040	3,178,844	3,191,779	3,187,127	3,181,199

INVENTORY STORAGE BALANCE — Bcf	54.3	57.0	58.3	58.0	59.9

HEATING DEGREE DAYS(1)
Actual (weighted average)	2,780	2,713	2,820	2,879	2,527
Percent of normal	102%	100%	100%	100%	87%
SALES VOLUMES — MMcf(2)
Gas Sales Volumes
Residential	190,424	159,762	163,229	166,612	144,780
Commercial	103,028	91,379	93,953	95,514	87,006
Industrial	19,047	18,563	21,734	22,914	26,161
Public authority and other	10,129	12,413	13,760	12,287	14,086

Total gas sales volumes	322,628	282,117	292,676	297,327	272,033
Transportation volumes	135,865	130,691	141,083	135,109	126,960

Total throughput	458,493	412,808	433,759	432,436	398,993

OPERATING REVENUES (000’s)(2)
Gas Sales Revenues
Residential	$1,826,752	$1,830,140	$2,131,447	$1,982,801	$2,068,736
Commercial	808,981	838,184	1,077,056	970,949	1,061,783
Industrial	112,366	135,633	212,531	195,060	276,186
Public authority and other	70,580	89,183	137,821	114,298	144,600

Total gas sales revenues	2,818,679	2,893,140	3,558,855	3,263,108	3,551,305
Transportation revenues	62,254	59,914	60,504	59,813	62,215
Other gas revenues	31,560	31,711	35,771	35,844	37,071

Total operating revenues	$2,912,493	$2,984,765	$3,655,130	$3,358,765	$3,650,591

Average transportation revenue per Mcf	$0.46	$0.46	$0.43	$0.44	$0.49
Average cost of gas per Mcf sold	$5.77	$6.95	$9.05	$8.09	$10.02
Employees	4,714	4,691	4,558	4,472	4,402

See footnotes following these tables.

Natural Gas Distribution Sales and Statistical Data by Division

	Fiscal Year Ended September 30, 2010
		Kentucky/		West	Colorado-
	Mid-Tex	Mid-States	Louisiana	Texas	Kansas	Mississippi	Other(3)	Total

METERS IN SERVICE
Residential	1,429,287	424,048	331,784	271,418	216,831	237,304	—	2,910,672
Commercial	116,240	52,938	22,420	24,919	20,741	25,520	—	262,778
Industrial	145	862	—	484	86	513	—	2,090
Public authority and other	—	2,733	—	2,809	2,062	2,896	—	10,500

Total	1,545,672	480,581	354,204	299,630	239,720	266,233	—	3,186,040

HEATING DEGREE DAYS(1)
Actual	2,100	3,924	1,532	3,537	5,909	2,734	—	2,780
Percent of normal	103%	100%	96%	99%	106%	102%	—	102%
SALES VOLUMES — MMcf(2)
Gas Sales Volumes
Residential	92,489	27,917	15,810	19,772	18,661	15,775	—	190,424
Commercial	55,916	16,841	7,821	7,892	7,349	7,209	—	103,028
Industrial	3,227	5,931	—	4,317	148	5,424	—	19,047
Public authority and other	—	1,444	—	3,482	2,100	3,103	—	10,129

Total	151,632	52,133	23,631	35,463	28,258	31,511	—	322,628
Transportation volumes	45,822	43,782	5,626	22,429	12,655	5,551	—	135,865

Total throughput	197,454	95,915	29,257	57,892	40,913	37,062	—	458,493

OPERATING MARGIN (000’s)(2)	$475,852	$169,516	$123,344	$105,476	$81,056	$94,203	$—	$1,049,447
OPERATING EXPENSES (000’s)(2)
Operation and maintenance	$145,166	$63,665	$43,604	$36,696	$31,233	$41,542	$976	$362,882
Depreciation and amortization	$89,411	$33,267	$22,986	$15,881	$16,352	$12,621	$—	$190,518
Taxes, other than income	$106,620	$14,718	$10,995	$19,390	$8,271	$13,599	$—	$173,593
OPERATING INCOME (000’s)(2)	$134,655	$57,866	$45,759	$33,509	$25,200	$26,441	$(976)	$322,454
CAPITAL EXPENDITURES (000’s)	$196,109	$62,808	$47,193	$39,387	$29,792	$28,538	$33,988	$437,815
PROPERTY, PLANT AND
EQUIPMENT, NET (000’s)	$1,761,087	$750,225	$413,189	$319,053	$300,380	$284,195	$130,983	$3,959,112
OTHER STATISTICS, at year end
Miles of pipe	29,156	12,196	8,381	7,666	7,175	6,546	—	71,120
Employees	1,650	587	439	344	284	371	1,039	4,714

See footnotes following these tables.

	Fiscal Year Ended September 30, 2009
		Kentucky/		West	Colorado-
	Mid-Tex	Mid-States	Louisiana	Texas	Kansas	Mississippi	Other(3)	Total

METERS IN SERVICE
Residential	1,417,869	423,829	333,224	270,757	218,609	237,289	—	2,901,577
Commercial	116,480	53,386	22,769	24,986	22,080	26,142	—	265,843
Industrial	148	909	—	508	96	532	—	2,193
Public authority and other	—	2,555	—	2,839	1,015	2,822	—	9,231

Total	1,534,497	480,679	355,993	299,090	241,800	266,785	—	3,178,844

HEATING DEGREE DAYS(1)
Actual	2,036	3,853	1,574	3,553	5,520	2,746	—	2,713
Percent of normal	100%	98%	101%	99%	100%	103%	—	100%
SALES VOLUMES — MMcf(2)
Gas Sales Volumes
Residential	73,678	26,589	12,371	16,341	17,280	13,503	—	159,762
Commercial	48,363	16,049	6,771	6,780	6,848	6,568	—	91,379
Industrial	2,918	6,217	—	3,528	196	5,704	—	18,563
Public authority and other	—	1,434	—	6,014	2,064	2,901	—	12,413

Total	124,959	50,289	19,142	32,663	26,388	28,676	—	282,117
Transportation volumes	44,991	41,693	5,151	23,417	10,471	4,968	—	130,691

Total throughput	169,950	91,982	24,293	56,080	36,859	33,644	—	412,808

OPERATING MARGIN (000’s)(2)	$483,155	$163,602	$118,021	$89,982	$78,188	$91,680	$—	$1,024,628
OPERATING EXPENSES (000’s)(2)
Operation and maintenance	$150,978	$68,823	$41,956	$35,126	$32,935	$43,642	$(4,031)	$369,429
Depreciation and amortization	$94,040	$32,755	$22,492	$15,242	$15,334	$12,411	$—	$192,274
Taxes, other than income	$108,412	$13,261	$9,629	$15,863	$8,222	$13,925	$—	$169,312
Asset impairments	$2,100	$785	$510	$413	$376	$415	$—	$4,599
OPERATING INCOME (000’s)(2)	$127,625	$47,978	$43,434	$23,338	$21,321	$21,287	$4,031	$289,014
CAPITAL EXPENDITURES (000’s)	$173,201	$57,943	$42,626	$33,960	$24,726	$22,173	$24,871	$379,500
PROPERTY, PLANT AND EQUIPMENT, NET (000’s)	$1,615,900	$722,530	$390,957	$299,242	$284,398	$266,053	$124,391	$3,703,471
OTHER STATISTICS, at year end
Miles of pipe	28,996	12,158	8,321	7,702	7,162	6,540	—	70,879
Employees	1,585	605	446	352	290	389	1,024	4,691

Notes to preceding tables:

(1)	A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the natural gas industry to measure the relative coldness of weather and to compare relative temperatures between one geographic area and another. Normal degree days are based on National Weather Service data for selected locations. For service areas that have weather normalized operations, normal degree days are used instead of actual degree days in computing the total number of heating degree days.

(2)	Sales volumes, revenues, operating margins, operating expense and operating income reflect segment operations, including intercompany sales and transportation amounts.

(3)	The Other column represents our shared services function, which provides administrative and other support to the Company. Certain costs incurred by this function are not allocated.

Regulated Transmission and Storage Segment Overview

Our regulated transmission and storage segment consists of the regulated pipeline and storage operations of our Atmos Pipeline — Texas Division. This division transports natural gas to our Mid-Tex Division, transports natural gas for third parties and manages five underground storage reservoirs in Texas. We also provide ancillary services customary in the pipeline industry including parking arrangements, lending and sales of excess gas. Parking arrangements provide short-term interruptible storage of gas on our pipeline. Lending services provide short-term interruptible loans of natural gas from our pipeline to meet market demands. Gross profit earned from our Mid-Tex Division and through certain other transportation and storage services is subject to traditional ratemaking governed by the RRC. Rates are updated through periodic formal rate proceedings and filings made under Texas’ Gas Reliability Infrastructure Program (GRIP). GRIP allows us to include in our rate base annually approved capital costs incurred in the prior calendar year provided that we file a complete rate case at least once every five years. Atmos Pipeline — Texas’ existing regulatory mechanisms allow certain transportation and storage services to be provided under market-based rates with minimal regulation.

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

Regulated Transmission and Storage Sales and Statistical Data

	Fiscal Year Ended September 30
	2010	2009	2008	2007	2006

CUSTOMERS, end of year
Industrial	65	68	62	65	67
Other	176	168	189	196	178

Total	241	236	251	261	245

PIPELINE TRANSPORTATION VOLUMES — MMcf(1)	634,885	706,132	782,876	699,006	581,272
OPERATING REVENUES (000’s)(1)	$203,013	$209,658	$195,917	$163,229	$141,133
Employees, at year end	62	62	60	54	85

(1)	Transportation volumes and operating revenues reflect segment operations, including intercompany sales and transportation amounts.

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

Natural Gas Marketing Sales and Statistical Data

	Fiscal Year Ended September 30
	2010	2009	2008	2007	2006

CUSTOMERS, end of year
Industrial	652	631	624	677	679
Municipal	61	63	55	68	73
Other	339	321	312	281	289

Total	1,052	1,015	991	1,026	1,041

INVENTORY STORAGE BALANCE — Bcf	15.8	17.0	11.0	19.3	15.3
NATURAL GAS MARKETING SALES VOLUMES — MMcf(1)	420,203	441,081	457,952	423,895	336,516
OPERATING REVENUES (000’s)(1)	$2,151,264	$2,336,847	$4,287,862	$3,151,330	$3,156,524

(1)	Sales volumes and operating revenues reflect segment operations, including intercompany sales and transportation amounts.

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

APS’ primary business is to provide storage and transportation services to our Louisiana and Kentucky/Mid-States regulated natural gas distribution divisions, to our natural gas marketing segment and, on a more limited basis, to third parties. APS earns transportation fees and storage demand charges to aggregate and provide gas supply, provide access to storage capacity and transport gas for these customers.

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

Pipeline, Storage and Other Sales and Statistical Data

	Fiscal Year Ended September 30
	2010	2009	2008	2007	2006

OPERATING REVENUES (000’s)(1)	$35,318	$41,924	$31,709	$33,400	$25,574
PIPELINE TRANSPORTATION VOLUMES — MMcf(1)	7,375	6,395	5,492	7,710	9,712
INVENTORY STORAGE BALANCE — Bcf	2.1	2.9	1.4	2.0	2.6

(1)	Transportation volumes and operating revenues reflect segment operations, including intercompany sales and transportation amounts.

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

Our current rate strategy is to focus on reducing or eliminating regulatory lag, obtaining adequate returns and providing stable, predictable margins. Atmos Energy has annual ratemaking mechanisms in place in three states that provide for an annual rate review and adjustment to rates for approximately two-thirds of our gross margin. We also have accelerated recovery of only capital for approximately 20 percent of our gross margin. Combined, we have rate structures with accelerated recovery of all or a portion of our expenditures for over 80 percent of our gross margin. Additionally, we have WNA mechanisms in eight states that serve to minimize the effects of weather on approximately 94 percent of our gross margin. Finally, we have the ability to recover the gas cost portion of bad debts for approximately 70 percent of our gross margin. These mechanisms work in tandem to provide insulation from volatile margins, both for the Company and our customers.

We will also continue to address various rate design changes, including the recovery of bad debt gas costs and inclusion of other taxes in gas costs in future rate filings. These design changes would address cost variations that are related to pass-through energy costs beyond our control.

Although substantial progress has been made in recent years by improving rate design across Atmos’ operating areas, potential changes in federal energy policy and adverse economic conditions will necessitate continued vigilance by the Company and our regulators in meeting the challenges presented by these external factors.

Recent Ratemaking Activity

Substantially all of our natural gas distribution revenues in the fiscal years ended September 30, 2010, 2009 and 2008 were derived from sales at rates set by or subject to approval by local or state authorities. Net operating income increases resulting from ratemaking activity totaling $56.8 million, $54.4 million and $40.6 million, became effective in fiscal 2010, 2009 and 2008 as summarized below:

	Annual Increase to Operating
	Income For the Fiscal Year Ended September 30
Rate Action	2010	2009	2008
	(In thousands)

Rate case filings	$23,663	$2,959	$27,838
GRIP filings	16,751	11,443	8,101
Annual rate filing mechanisms	13,757	38,764	3,275
Other rate activity	2,630	1,237	1,424

	$56,801	$54,403	$40,638

Additionally, the following ratemaking efforts were initiated during fiscal 2010 but had not been completed as of September 30, 2010:

			Operating Income
Division	Rate Action	Jurisdiction	Requested
			(In thousands)

Atmos Pipeline — Texas	Rate Case	Texas Railroad Commission	$38,922
Kentucky/Mid-States	PRP Surcharge(1)	Georgia	764
Mississippi	Stable Rate Filing	Mississippi	—
Mid-Tex(2)	Rate Review Mechanism	Settled Cities	56,827

			$96,513

(1)	The Pipeline Replacement Program (PRP) surcharge relates to a long-term cast iron replacement program.

(2)	The Company filed a Rate Review Mechanism (RRM) with the Mid-Tex Settled Cities requesting an operating income increase of $56.8 million. A settlement was reached, effective October 1, 2010, which resolves all issues in the annual RRM filing and increases operating income by $23.1 million. Additionally, the settlement allows the Mid-Tex Division to expand its existing program to replace steel service lines which will replace approximately 100,000 steel service lines by September 30, 2012 at a total projected capital cost of $80-$120 million, utilizing an authorized return on equity of 9.0 percent, with the equity portion of the return based on the actual capital structure up to a maximum of 50 percent.

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

		Increase in Annual
Division	State	Operating Income	Effective Date
		(In thousands)

2010 Rate Case Filings:
Kentucky/Mid-States	Missouri	$3,977	09/01/2010
Colorado-Kansas	Kansas	3,855	08/01/2010
Kentucky/Mid-States	Kentucky	6,636	06/01/2010
Kentucky/Mid-States	Georgia	2,935	03/31/2010
Mid-Tex	Texas(1)	2,963	01/26/2010
Colorado-Kansas	Colorado	1,900	01/04/2010
Kentucky/Mid-States	Virginia	1,397	11/23/2009

Total 2010 Rate Case Filings		$23,663

2009 Rate Case Filings:
Kentucky/Mid-States	Tennessee	$2,513	04/01/2009
West Texas	Texas	446	Various

Total 2009 Rate Case Filings		$2,959

2008 Rate Case Filings:
Kentucky/Mid-States	Virginia	$869	09/30/2008
Kentucky/Mid-States	Georgia	3,351	09/22/2008
Mid-Tex(2)	Texas	5,430	06/24/2008
Colorado-Kansas	Kansas	2,100	05/12/2008
Mid-Tex(3)	Texas	8,000	04/01/2008
Kentucky/Mid-States	Tennessee	8,088	11/04/2007

Total 2008 Rate Case Filings		$27,838

(1)	In its final order, the Railroad Commission of Texas (RRC) approved a $3.0 million increase in operating income from customers in the Dallas & Environs portion of the Mid-Tex Division. Operating income should increase $0.2 million, net of the GRIP 2008 rates that will be superseded. The ruling also provided for regulatory accounting treatment for certain costs related to storage assets and costs moving from our Mid-Tex Division within our natural gas distribution segment to our regulated transmission and storage segment.

(2)	Increase relates only to the City of Dallas and the unincorporated areas of the Mid-Tex Division.

(3)	Increase relates only to the Settled Cities area of the Mid-Tex Division.

GRIP Filings

As discussed above in “Natural Gas Distribution Segment Overview,” GRIP allows natural gas utility companies the opportunity to include in their rate base annually approved capital costs incurred in the prior calendar year. The following table summarizes our GRIP filings with effective dates during the fiscal years ended September 30, 2010, 2009 and 2008:

			Additional
		Incremental Net	Annual
		Utility Plant	Operating	Effective
Division	Calendar Year	Investment	Income	Date
		(In thousands)	(In thousands)

2010 GRIP:
Mid-Tex(1)	2009	$16,957	$2,983	09/01/2010
West Texas	2009	19,158	363	06/14/2010
Atmos Pipeline — Texas	2009	95,504	13,405	04/20/2010

Total 2010 GRIP		$131,619	$16,751

2009 GRIP:
Mid-Tex(2)	2008	$105,777	$2,732	09/09/2009
Atmos Pipeline — Texas	2008	51,308	6,342	04/28/2009
Mid-Tex(1)	2007	57,385	1,837	01/26/2009
West Texas(3)	2007/08	27,425	532	Various

Total 2009 GRIP		$241,895	$11,443

2008 GRIP:
Atmos Pipeline — Texas	2007	$46,648	$6,970	04/15/2008
West Texas	2006	7,022	1,131	12/17/2007

Total 2008 GRIP		$53,670	$8,101

(1)	Increase relates to the City of Dallas and Environs areas of the Mid-Tex Division.

(2)	Increase relates only to the City of Dallas area of the Mid-Tex Division.

(3)	The West Texas Division files GRIP applications related only to the Lubbock Environs and the West Texas Cities Environs. GRIP implemented for this division include investments that related to both calendar years 2007 and 2008. The incremental investment is based on system-wide plant and additional annual operating revenue is applicable to environs customers only.

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

			Additional
			Annual
			Operating	Effective
Division	Jurisdiction	Test Year Ended	Income	Date
			(In thousands)

2010 Filings:
West Texas	Lubbock	12/31/2009	$(902)	09/01/2010
West Texas	WT Cities	12/31/2009	700	08/15/2010
West Texas	Amarillo	12/31/2009	1,200	08/01/2010
Louisiana	LGS	12/31/2009	3,854	07/01/2010
Louisiana	TransLa	09/30/2009	1,733	04/01/2010
Mississippi	Mississippi	06/30/2009	3,183	12/15/2009
West Texas	Lubbock	12/31/2008	2,704	10/01/2009
West Texas	Amarillo	12/31/2008	1,285	10/01/2009

Total 2010 Filings			$13,757

2009 Filings:
Mid-Tex	Settled Cities	12/31/2008	$1,979	08/01/2009
West Texas	WT Cities	12/31/2008	6,599	08/01/2009
Louisiana	LGS	12/31/2008	3,307	07/01/2009
Louisiana	TransLa	09/30/2008	611	04/01/2009
Mississippi	Mississippi	06/30/2008	—	N/A
Mid-Tex	Settled Cities	12/31/2007	21,800	11/08/2008
West Texas	WT Cities	12/31/2007	4,468	11/20/2008

Total 2009 Filings			$38,764

2008 Filings:
Louisiana	LGS	12/31/2007	$1,709	07/01/2008
Louisiana	TransLa	09/30/2007	1,566	04/01/2008

Total 2008 Filings			$3,275

In August 2010, we reached an agreement to extend the rate review mechanism in our Mid-Tex Division for an additional two-year period beginning October 1, 2010; however, the Mid-Tex Division will be required to file a general system-wide rate case on or before June 1, 2013. This extension provides for an annual rate adjustment to reflect changes in the Mid-Tex Division’s costs of service and additions to capital investment from year to year, without the necessity of filing a general rate case.

The settlement also allows us to expand our existing program to replace steel service lines in the Mid-Tex Division’s natural gas delivery system. On October 13, 2010, the City of Dallas approved the recovery of the return, depreciation and taxes associated with the replacement of 100,000 steel service lines across the Mid-Tex Division by September 30, 2012. The RRM in the Mid-Tex Division was entered into as a result of a settlement in the September 20, 2007 Statement of Intent case filed with all Mid-Tex Division cities. Of the 440 incorporated cities served by the Mid-Tex Division, 439 of these cities are part of the rate review mechanism process.

The West Texas rate review mechanism was entered into in August 2008 as a result of a settlement with the West Texas Coalition of Cities. The Lubbock and Amarillo rate review mechanisms were entered into in the spring of 2009. The West Texas Coalition of Cities agreed to extend its RRM for one additional cycle as part of the settlement of this year’s filing.

Other Ratemaking Activity

The following table summarizes other ratemaking activity during the fiscal years ended September 30, 2010, 2009 and 2008:

			Increase
			(Decrease) in
			Annual
			Operating	Effective
Division	Jurisdiction	Rate Activity	Income	Date
			(In thousands)

2010 Other Rate Activity:
Kentucky/Mid-States	Missouri	ISRS(1)	$563	03/02/2010
Colorado-Kansas	Kansas	Ad Valorem(2)	392	01/05/2010
Colorado-Kansas	Kansas	GSRS(3)	766	12/12/2009
Kentucky/Mid-States	Georgia	PRP Surcharge(4)	909	10/01/2009

Total 2010 Other Rate Activity			$2,630

2009 Other Rate Activity:
Colorado-Kansas	Kansas	Tax Surcharge(5)	$631	02/01/2009
Kentucky/Mid-States	Missouri	ISRS(1)	408	11/04/2008
Kentucky/Mid-States	Georgia	PRP Surcharge(4)	198	10/01/2008

Total 2009 Other Rate Activity			$1,237

2008 Other Rate Activity:
West Texas	Triangle	Special Contract	$748	06/01/2008
Colorado-Kansas	Kansas	Tax Surcharge(5)	1,434	01/01/2008
Colorado-Kansas	Colorado	Agreement(6)	(1,100)	11/20/2007
Kentucky/Mid-States	Georgia	PRP Surcharge(4)	342	10/01/2007

Total 2008 Other Rate Activity			$1,424

(1)	Infrastructure System Replacement Surcharge (ISRS) relates to maintenance capital investments made since the previous rate case.

(2)	The Ad Valorem filing relates to a collection of property taxes in excess of the amount included in the Company’s base rates.

(3)	Gas System Reliability Surcharge (GSRS) relates to safety related investments made since the previous rate case.

(4)	The Pipeline Replacement Program (PRP) surcharge relates to a long-term cast iron replacement program.

(5)	In the state of Kansas, the tax surcharge represents a true-up of ad valorem taxes paid versus what is designed to be recovered through base rates.

(6)	In November 2007, the Colorado Public Utilities Commission approved an earnings agreement entered into jointly between the Colorado-Kansas Division, the Commission Staff and the Office of Consumer Counsel. The agreement called for a one-time refund to customers of $1.1 million made in January 2008.

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

The Federal Energy Regulatory Commission (FERC) allows, pursuant to Section 311 of the Natural Gas Policy Act, gas transportation services through our Atmos Pipeline — Texas assets “on behalf of” interstate pipelines or local distribution companies served by interstate pipelines, without subjecting these assets to the jurisdiction of the FERC. Additionally, the FERC has regulatory authority over the sale of natural gas in the wholesale gas market and the use and release of interstate pipeline and storage capacity, as well as authority to detect and prevent market manipulation and to enforce compliance with FERC’s other rules, policies and orders by companies engaged in the sale, purchase, transportation or storage of natural gas in interstate commerce. We have taken what we believe are the necessary and appropriate steps to comply with these regulations.

We have been replacing certain steel service lines in our Mid-Tex Division since our acquisition of the natural gas distribution system in 2004. We currently have an existing RRM that should allow us to recover the replacement costs through the end of fiscal 2012. On September 10, 2010, the Texas Railroad Commission (RRC) published for comment a proposed regulation dealing with distribution facility replacement. The proposed regulation would require each gas distribution system operator to develop a risk-based program for the removal or replacement of distribution facilities, including steel service lines. A number of Texas operators, industry groups and facility component manufacturers filed comments. The RRC is presently reviewing the comments with action related to this proposal anticipated later this year or early next year. We are committed to replacing the steel service lines on an accelerated schedule to ensure the safety and reliability of our distribution system, and as part of this commitment, we support the objectives of proposed rulemaking by the RRC for steel service-line replacements statewide. Due to the preliminary status of the rulemaking process, we cannot accurately anticipate the impact the proposed regulation would have on the Company, if adopted, or the expected cost of the replacement program.

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

Our regulated transmission and storage operations historically have faced limited competition from other existing intrastate pipelines and gas marketers seeking to provide or arrange transportation, storage and other services for customers. However, in the last two years, several new pipelines have been completed, which has increased the level of competition in this segment of our business.

Within our nonregulated operations, AEM competes with other natural gas marketers to provide natural gas management and other related services primarily to smaller customers requiring higher levels of balancing, scheduling and other related management services. AEM has experienced increased competition in recent years primarily from investment banks and major integrated oil and natural gas companies who offer lower cost, basic services. The increased competition has reduced margins most notably on its high-volume accounts.

Employees

At September 30, 2010, we had 4,913 employees, consisting of 4,776 employees in our regulated operations and 137 employees in our nonregulated operations.

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

Shareholder Relations
Atmos Energy Corporation
P.O. Box 650205
Dallas, Texas 75265-0205
972-855-3729

Corporate Governance

In accordance with and pursuant to relevant related rules and regulations of the SEC as well as corporate governance-related listing standards of the New York Stock Exchange (NYSE), the Board of Directors of the Company has established and periodically updated our Corporate Governance Guidelines and Code of Conduct, which is applicable to all directors, officers and employees of the Company. In addition, in accordance with and pursuant to such NYSE listing standards, our Chief Executive Officer during fiscal 2010, Robert W. Best, certified to the New York Stock Exchange that he was not aware of any violation by the Company of NYSE corporate governance listing standards. The Board of Directors also annually reviews and updates, if necessary, the charters for each of its Audit, Human Resources and Nominating and Corporate Governance Committees. All of the foregoing documents are posted on the Corporate Governance page of our website. We will also provide copies of all corporate governance documents free of charge upon request to Shareholder Relations at the address listed above.

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

We rely upon access to both short-term and long-term credit markets to satisfy our liquidity requirements. The global credit markets have experienced significant disruptions and volatility during the last few years to a greater degree than has been seen in decades. In some cases, the ability or willingness of traditional sources of capital to provide financing has been reduced.

Historically, we have accessed the commercial paper markets to finance our short-term working capital needs. The disruptions in the credit markets during the fall of 2008 temporarily limited our access to the commercial paper markets and increased our borrowing costs. Consequently, for a short period, we were forced to borrow directly under our primary credit facility that backstops our commercial paper program to provide much of our working capital. This credit facility provides up to $567 million in committed financing through its expiration in December 2011. Our borrowings under this facility, along with our commercial paper, have been used primarily to purchase natural gas supplies for the upcoming winter heating season. The amount of our working capital requirements in the near-term will depend primarily on the market price of natural gas. Higher natural gas prices may adversely impact our accounts receivable collections and may require us to increase borrowings under our credit facilities to fund our operations. We have historically supplemented our commercial paper program with a short-term committed credit facility. No borrowings are currently outstanding under our current $200 million short-term facility, which was scheduled to mature in October 2010. In October 2010, this facility was replaced with a $200 million 180-day facility which expires in April 2011, on substantially the same terms.

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

Further, if our credit ratings were downgraded, we could be required to provide additional liquidity to our natural gas marketing segment because the commodity financial instruments markets could become unavailable to us. Our natural gas marketing segment depends primarily upon a committed credit facility to finance its working capital needs, which it uses primarily to issue standby letters of credit to its natural gas suppliers. A significant reduction in the availability of this facility could require us to provide extra liquidity to support its operations or reduce some of the activities of our natural gas marketing segment. Our ability to provide extra liquidity is limited by the terms of our existing lending arrangements with AEH, which are subject to annual approval by one state regulatory commission.

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

The slowdown in the U.S. economy, together with increased mortgage defaults and significant decreases in the values of homes and investment assets, has adversely affected the financial resources of many domestic households. It is unclear whether the administrative and legislative responses to these conditions will be successful in improving current economic conditions, including the lowering of current high unemployment rates across the U.S. As a result, our customers may seek to use even less gas and it may become more difficult for them to pay their gas bills. This may slow collections and lead to higher than normal levels of accounts receivable. This in turn could increase our financing requirements and bad debt expense. Additionally, our industrial customers may seek alternative energy sources, which could result in lower sales volumes.

The costs of providing pension and postretirement health care benefits and related funding requirements are subject to changes in pension fund values, changing demographics and fluctuating actuarial assumptions and may have a material adverse effect on our financial results. In addition, the passage of the Health Care Reform Act in 2010 could significantly increase the cost of the health care benefits for our employees.

We provide a cash-balance pension plan and postretirement healthcare benefits to eligible full-time employees. Our costs of providing such benefits and related funding requirements are subject to changes in the market value of the assets funding our pension and postretirement healthcare plans. The fluctuations over the last few years in the values of investments that fund our pension and postretirement healthcare plans may significantly differ from or alter the values and actuarial assumptions we use to calculate our future pension plan expense and postretirement healthcare costs and funding requirements under the Pension Protection Act. Any significant declines in the value of these investments could increase the expenses of our pension and postretirement healthcare plans and related funding requirements in the future. Our costs of providing such benefits and related funding requirements are also subject to changing demographics, including longer life expectancy of beneficiaries and an expected increase in the number of eligible former employees over the next five to ten years, as well as various actuarial calculations and assumptions, which may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates and interest rates and other factors.

In addition, the costs of providing health care benefits to our employees could significantly increase over the next five to ten years. Although the full effects of the legislation should not impact the Company until 2014, the future cost of compliance with the provisions of the Health Care Reform Act is difficult to measure at this time.

Our operations are exposed to market risks that are beyond our control which could adversely affect our financial results and capital requirements.

Our risk management operations are subject to market risks beyond our control, including market liquidity, commodity price volatility caused by market supply and demand dynamics and counterparty creditworthiness. Although we maintain a risk management policy, we may not be able to completely offset the price risk associated with volatile gas prices, particularly in our nonregulated business segments, which could lead to volatility in our earnings.

Physical trading in our nonregulated business segments also introduces price risk on any net open positions at the end of each trading day, as well as volatility resulting from intra-day fluctuations of gas prices and the potential for daily price movements between the time natural gas is purchased or sold for future delivery and the time the related purchase or sale is hedged. The determination of our net open position as of the end of any particular trading day requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of such day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. Although we manage our business to maintain no open positions, there are times when limited net open positions related to our physical storage may occur on a short-term basis. Net open positions may increase volatility in our financial condition or results of operations if market prices move in a significantly favorable or unfavorable manner before the open positions can be closed.

Further, the timing of the recognition for financial accounting purposes of gains or losses resulting from changes in the fair value of derivative financial instruments designated as hedges usually does not match the timing of the economic profits or losses on the item being hedged. This volatility may occur with a resulting increase or decrease in earnings or losses, even though the expected profit margin is essentially unchanged from the date the transactions were consummated. Also, if the local physical markets in which we trade do not move consistently with the NYMEX futures market upon which most of our commodity derivative financial instruments are valued, we could experience increased volatility in the financial results of our natural gas marketing and pipeline, storage and other segments.

Our natural gas marketing and pipeline, storage and other segments manage margins and limit risk exposure on the sale of natural gas inventory or the offsetting fixed-price purchase or sale commitments for physical quantities of natural gas through the use of a variety of financial instruments. However, contractual limitations could adversely affect our ability to withdraw gas from storage, which could cause us to purchase gas at spot prices in a rising market to obtain sufficient volumes to fulfill customer contracts. We could also realize financial losses on our efforts to limit risk as a result of volatility in the market prices of the underlying commodities or if a counterparty fails to perform under a contract. Any significant tightening of the credit markets could cause more of our counterparties to fail to perform than expected. In addition, adverse changes in the creditworthiness of our counterparties could limit the level of trading activities with these parties and increase the risk that these parties may not perform under a contract. These circumstances could also increase our capital requirements.

We are also subject to interest rate risk on our borrowings. In recent years, we have been operating in a relatively low interest-rate environment compared to historical norms for both short and long-term interest rates. However, increases in interest rates could adversely affect our future financial results.

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

We may experience increased federal, state and local regulation of the safety of our operations.

We are committed to constantly monitoring and maintaining our pipeline and distribution system to ensure that natural gas is delivered safely, reliably and efficiently through our network of more than 77,000 miles of pipeline and distribution lines. The steel service line replacement program currently underway in our Mid-Tex Division typifies the preventive maintenance and continual renewal that we perform on our natural gas distribution system in all 12 states in which we operate. The safety and protection of the public, our customers and our employees is our top priority. However, due primarily to the recent unfortunate pipeline incident in California, we anticipate companies in the natural gas distribution business may be subjected to even greater federal, state and local oversight of the safety of their operations in the future. Accordingly, the costs of complying with such increased regulations may have at least a short-term adverse impact on our operating costs and financial results.

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

There have been a number of new federal and state legislative and regulatory initiatives proposed in an attempt to control or limit the effects of global warming and overall climate change, including greenhouse gas emissions, such as carbon dioxide. For example, in June 2009, the U.S. House of Representatives approved The American Clean Energy and Security Act of 2009, also known as the Waxman-Markey bill or “cap and trade” bill. However, neither this bill nor a related bill in the U.S. Senate, the Clean Energy and Emissions Power Act was passed by Congress. The adoption of this type of legislation by Congress or similar legislation by states or the adoption of related regulations by federal or state governments mandating a substantial reduction in greenhouse gas emissions in the future could have far-reaching and significant impacts on the energy industry. Such new legislation or regulations could result in increased compliance costs for us or additional operating restrictions on our business, affect the demand for natural gas or impact the prices we charge to our customers. At this time, we cannot predict the potential impact of such laws or regulations that may be adopted on our future business, financial condition or financial results.

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

We must continually build additional capacity in our natural gas distribution system to enable us to serve any growth in the number of our customers. The cost of adding this capacity may be affected by a number of factors, including the general state of the economy and weather. In addition, although we should ultimately recover the cost of the expenditures through rates, we must make significant capital expenditures during the next two fiscal years in executing our steel service line replacement program in the Mid-Tex Division. Our cash flows from operations generally are sufficient to supply funding for all our capital expenditures, including the financing of the costs of new construction along with capital expenditures necessary to maintain our existing natural gas system. Due to the timing of these cash flows and capital expenditures, we often must fund at least a portion of these costs through borrowing funds from third party lenders, the cost and availability of which is dependent on the liquidity of the credit markets, interest rates and other market conditions. This in turn may limit our ability to connect new customers to our system due to constraints on the amount of funds we can invest in our infrastructure.

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

In the case of industrial customers, such as manufacturing plants, adverse economic conditions, including higher gas costs, could cause these customers to use alternative sources of energy, such as electricity, or bypass our systems in favor of special competitive contracts with lower per-unit costs. Our regulated transmission and storage operations historically have faced limited competition from other existing intrastate pipelines and gas marketers seeking to provide or arrange transportation, storage and other services for customers. However, in the last two years, several new pipelines have been completed, which has increased the level of competition in this segment of our business. Within our nonregulated operations, AEM competes with other natural gas marketers to provide natural gas management and other related services primarily to smaller customers requiring higher levels of balancing, scheduling and other related management services. AEM has experienced increased competition in recent years primarily from investment banks and major integrated oil and natural gas companies who offer lower cost, basic services.

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

Distribution, transmission and related assets

At September 30, 2010, our natural gas distribution segment owned an aggregate of 71,120 miles of underground distribution and transmission mains throughout our gas distribution systems. These mains are located on easements or rights-of-way which generally provide for perpetual use. We maintain our mains through a program of continuous inspection and repair and believe that our system of mains is in good condition. Our regulated transmission and storage segment owned 5,924 miles of gas transmission and gathering lines and our pipeline, storage and other segment owned 113 miles of gas transmission and gathering lines.

Storage Assets

We own underground gas storage facilities in several states to supplement the supply of natural gas in periods of peak demand. The following table summarizes certain information regarding our underground gas storage facilities at September 30, 2010:

				Maximum
		Cushion	Total	Daily Delivery
	Usable Capacity	Gas	Capacity	Capability
State	(Mcf)	(Mcf)(1)	(Mcf)	(Mcf)

Natural Gas Distribution Segment
Kentucky	4,442,696	6,322,283	10,764,979	109,100
Kansas	3,239,000	2,300,000	5,539,000	45,000
Mississippi	2,211,894	2,442,917	4,654,811	48,000
Georgia	490,000	10,000	500,000	30,000

Total	10,383,590	11,075,200	21,458,790	232,100
Regulated Transmission and Storage Segment — Texas	46,143,226	15,878,025	62,021,251	1,235,000
Pipeline, Storage and Other Segment
Kentucky	3,492,900	3,295,000	6,787,900	71,000
Louisiana	438,583	300,973	739,556	56,000

Total	3,931,483	3,595,973	7,527,456	127,000

Total	60,458,299	30,549,198	91,007,497	1,594,100

(1)	Cushion gas represents the volume of gas that must be retained in a facility to maintain reservoir pressure.

Additionally, we contract for storage service in underground storage facilities on many of the interstate pipelines serving us to supplement our proprietary storage capacity. The following table summarizes our contracted storage capacity at September 30, 2010:

			Maximum
		Maximum	Daily
		Storage	Withdrawal
		Quantity	Quantity
Segment	Division/Company	(MMBtu)	(MMBtu)(1)

Natural Gas Distribution Segment
	Colorado-Kansas Division	4,237,243	108,232
	Kentucky/Mid-States Division	16,993,683	343,746
	Louisiana Division	2,608,255	159,620
	Mississippi Division	3,875,429	165,402
	West Texas Division	2,125,000	76,000

Total		29,839,610	853,000
Natural Gas Marketing Segment	Atmos Energy Marketing, LLC	8,026,869	250,937
Pipeline, Storage and Other Segment	Trans Louisiana Gas Pipeline, Inc.	1,674,000	67,507

Total Contracted Storage Capacity		39,540,479	1,171,444

(1)	Maximum daily withdrawal quantity (MDWQ) amounts will fluctuate depending upon the season and the month. Unless otherwise noted, MDWQ amounts represent the MDWQ amounts as of November 1, which is the beginning of the winter heating season.

Other facilities

Our natural gas distribution segment owns and operates one propane peak shaving plant with a total capacity of approximately 180,000 gallons that can produce an equivalent of approximately 3,300 Mcf daily.

Offices

Our administrative offices and corporate headquarters are consolidated in a leased facility in Dallas, Texas. We also maintain field offices throughout our distribution system, the majority of which are located in leased facilities. The headquarters for our nonregulated operations are in Houston, Texas, with offices in Houston and other locations, primarily in leased facilities.

ITEM 3.	Legal Proceedings.

See Note 12 to the consolidated financial statements.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2010.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of September 30, 2010, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

		Years of
Name	Age	Service	Office Currently Held

Robert W. Best	63	13	Chairman and Chief Executive Officer
Kim R. Cocklin	59	4	President and Chief Operating Officer
Louis P. Gregory	55	10	Senior Vice President and General Counsel
Michael E. Haefner	50	2	Senior Vice President, Human Resources
Fred E. Meisenheimer	66	10	Senior Vice President, Chief Financial Officer and Treasurer

Robert W. Best was named Chairman of the Board, President and Chief Executive Officer in March 1997. From October 1, 2008 through September 30, 2010, Mr. Best continued to serve the Company as Chairman of the Board and Chief Executive Officer. On October 1, 2010, Mr. Best was named Executive Chairman of the Board.

Kim R. Cocklin was named President and Chief Executive Officer effective October 1, 2010. Mr. Cocklin joined the Company in June 2006 and served as President and Chief Operating Officer of the Company from October 1, 2008 through September 30, 2010, after having served as Senior Vice President, Regulated Operations from October 2006 through September 2008. Mr. Cocklin was Senior Vice President, General Counsel and Chief Compliance Officer of Piedmont Natural Gas Company from February 2003 through May 2006. Mr. Cocklin was also appointed to the Board of Directors on November 10, 2009.

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

Fred E. Meisenheimer was named Senior Vice President and Chief Financial Officer in February 2009 and Treasurer in November 2009. Mr. Meisenheimer previously served the Company as Vice President and Controller from July 2000 through May 2009 and also served as interim Chief Financial Officer in January 2009.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock trades on the New York Stock Exchange under the trading symbol “ATO.” The high and low sale prices and dividends paid per share of our common stock for fiscal 2010 and 2009 are listed below. The high and low prices listed are the closing NYSE quotes, as reported on the NYSE composite tape, for shares of our common stock:

	2010			2009
			Dividends			Dividends
	High	Low	paid	High	Low	Paid

Quarter ended:
December 31	$30.06	$27.39	$.335	$27.88	$21.17	$.330
March 31	29.52	26.52	.335	25.95	20.20	.330
June 30	29.98	26.41	.335	26.37	22.81	.330
September 30	29.81	26.82	.335	28.80	24.65	.330

			$1.34			$1.32

Dividends are payable at the discretion of our Board of Directors out of legally available funds. The Board of Directors typically declares dividends in the same fiscal quarter in which they are paid. The number of record holders of our common stock on October 31, 2010 was 19,772. Future payments of dividends, and the amounts of these dividends, will depend on our financial condition, results of operations, capital requirements and other factors. We sold no securities during fiscal 2010 that were not registered under the Securities Act of 1933, as amended.

Performance Graph

The performance graph and table below compares the yearly percentage change in our total return to shareholders for the last five fiscal years with the total return of the Standard and Poor’s 500 Stock Index and the cumulative total return of a customized peer company group, the Comparison Company Index, which is comprised of natural gas distribution companies with similar revenues, market capitalizations and asset bases to that of the Company. The graph and table below assume that $100.00 was invested on September 30, 2005 in our common stock, the S&P 500 Index and in the common stock of the companies in the Comparison Company Index, as well as a reinvestment of dividends paid on such investments throughout the period.

Comparison of Five-Year Cumulative Total Return
among Atmos Energy Corporation, S&P 500 Index
and Comparison Company Indices

	Cumulative Total Return
	9/30/05	9/30/06	9/30/07	9/30/08	9/30/09	9/30/10

Atmos Energy Corporation	100.00	105.89	109.44	107.92	120.52	131.27
S&P 500	100.00	110.79	129.01	100.66	93.70	103.22
Peer Group	100.00	99.04	115.40	102.25	103.34	126.98

The Comparison Company Index contains a hybrid group of utility companies, primarily natural gas distribution companies, recommended by a global management consulting firm and approved by the Board of Directors. The companies included in the index are AGL Resources Inc., CenterPoint Energy Resources Corporation, CMS Energy Corporation, EQT Corporation, Integrys Energy Group, Inc., National Fuel Gas, Nicor Inc., NiSource Inc., ONEOK Inc., Piedmont Natural Gas Company, Inc., Vectren Corporation and WGL Holdings, Inc.

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2010.

	Number of		Number of Securities Remaining
	Securities to be Issued	Weighted-Average	Available for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders:
1998 Long-Term Incentive Plan	434,962	$22.46	848,730

Total equity compensation plans approved by security holders	434,962	22.46	848,730
Equity compensation plans not approved by security holders	—	—	—

Total	434,962	$22.46	848,730

ITEM 6.	Selected Financial Data.

The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements included herein.

	Fiscal Year Ended September 30
	2010	2009(1)	2008	2007(1)	2006 (1)
	(In thousands, except per share data and ratios)

Results of Operations
Operating revenues	$4,789,690	$4,969,080	$7,221,305	$5,898,431	$6,152,363
Gross profit	1,364,941	1,346,702	1,321,326	1,250,082	1,216,570
Operating expenses(1)	875,505	899,300	893,431	851,446	833,954
Operating income	489,436	447,402	427,895	398,636	382,616
Miscellaneous income (expense)	(339)	(3,303)	2,731	9,184	881
Interest charges	154,471	152,830	137,922	145,236	146,607
Income before income taxes	334,626	291,269	292,704	262,584	236,890
Income tax expense	128,787	100,291	112,373	94,092	89,153
Net income	$205,839	$190,978	$180,331	$168,492	$147,737
Weighted average diluted shares outstanding	92,422	91,620	89,941	87,486	81,173
Diluted net income per share	$2.20	$2.07	$1.99	$1.91	$1.81
Cash flows from operations	$726,476	$919,233	$370,933	$547,095	$311,449
Cash dividends paid per share	$1.34	$1.32	$1.30	$1.28	$1.26
Total natural gas distribution throughput (MMcf)(2)	454,175	408,885	429,354	427,869	393,995
Total regulated transmission and storage transportation volumes (MMcf)(2)	428,599	528,689	595,542	505,493	410,505
Total natural gas marketing sales volumes (MMcf)(2)	353,853	370,569	389,392	370,668	283,962
Financial Condition
Net property, plant and equipment	$4,793,075	$4,439,103	$4,136,859	$3,836,836	$3,629,156
Working capital	(290,887)	91,519	78,017	149,217	(1,616)
Total assets	6,763,791	6,367,083	6,386,699	5,895,197	5,719,547
Short-term debt, inclusive of current maturities of long-term debt	486,231	72,681	351,327	154,430	385,602
Capitalization:
Shareholders’ equity	2,178,348	2,176,761	2,052,492	1,965,754	1,648,098
Long-term debt (excluding current maturities)	1,809,551	2,169,400	2,119,792	2,126,315	2,180,362

Total capitalization	3,987,899	4,346,161	4,172,284	4,092,069	3,828,460
Capital expenditures	542,636	509,494	472,273	392,435	425,324
Financial Ratios
Capitalization ratio(3)	48.7%	49.3%	45.4%	46.3%	39.1%
Return on average shareholders’ equity(4)	9.1%	8.9%	8.8%	8.8%	8.9%

(1)	Financial results for 2009, 2007 and 2006 include a $5.4 million, $6.3 million and a $22.9 million pre-tax loss for the impairment of certain assets.

(2)	Net of intersegment eliminations.

(3)	The capitalization ratio is calculated by dividing shareholders’ equity by the sum of total capitalization and short-term debt, inclusive of current maturities of long-term debt.

(4)	The return on average shareholders’ equity is calculated by dividing current year net income by the average of shareholders’ equity for the previous five quarters.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995

The statements contained in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: our ability to continue to access the credit markets to satisfy our liquidity requirements; the impact of adverse economic conditions on our customers; increased costs of providing pension and postretirement health care benefits and increased funding requirements along with increased costs of health care benefits; market risks beyond our control affecting our risk management activities including market liquidity, commodity price volatility, increasing interest rates and counterparty creditworthiness; regulatory trends and decisions, including the impact of rate proceedings before various state regulatory commissions; possible increased federal, state and local regulation of the safety of our operations; increased federal regulatory oversight and potential penalties; the impact of environmental regulations on our business; the impact of possible future additional regulatory and financial risks associated with global warming and climate change on our business; the concentration of our distribution, pipeline and storage operations in Texas; adverse weather conditions; the effects of inflation and changes in the availability and price of natural gas; the capital-intensive nature of our gas distribution business; increased competition from energy suppliers and alternative forms of energy; the inherent hazards and risks involved in operating our gas distribution business, natural disasters, terrorist activities or other events, and other risks and uncertainties discussed herein, especially those discussed in Item 1A above, all of which are difficult to predict and many of which are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.

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

Financial Instruments Associated with Commodity Price Risk

In our natural gas distribution segment, our customers are exposed to the effect of volatile natural gas prices. We manage this exposure through a combination of physical storage, fixed-price forward contracts and financial instruments, primarily over-the-counter swap and option contracts, in an effort to minimize the impact of natural gas price volatility on our customers during the winter heating season. The costs associated with and the gains and losses arising from the use of financial instruments to mitigate commodity price risk in this segment are included in our purchased gas cost adjustment mechanisms in accordance with regulatory requirements. Therefore, changes in the fair value of these financial instruments are initially recorded as a component of deferred gas costs and recognized in the consolidated statement of income as a component of purchased gas cost when the related costs are recovered through our rates and recognized in revenue in accordance with accounting principles generally accepted in the United States. Accordingly, there is no earnings impact to our natural gas distribution segment as a result of the use of financial instruments.

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

Financial Instruments Associated with Interest Rate Risk

We periodically manage interest rate risk, typically when we issue new or refinance existing long-term debt with Treasury lock agreements to fix the Treasury yield component of the interest cost associated with anticipated financings. We designate these Treasury lock agreements as a cash flow hedge of an anticipated transaction at the time the agreements are executed. Accordingly, unrealized gains and losses associated with the Treasury lock agreements were recorded as a component of accumulated other comprehensive income (loss). The realized gain or loss recognized upon settlement of each Treasury lock agreement was initially recorded as a component of accumulated other comprehensive income (loss) and is recognized as a component of interest expense over the life of the related financing arrangement.

Impairment assessments — We perform impairment assessments of our goodwill, intangible assets subject to amortization and long-lived assets. As of September 30, 2010, we had no indefinite-lived intangible assets.

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

The discount rate is utilized principally in calculating the actuarial present value of our pension and postretirement obligations and net periodic pension and postretirement benefit plan costs. When establishing our discount rate, we consider high quality corporate bond rates based on bonds available in the marketplace that are suitable for settling the obligations, changes in those rates from the prior year and the implied discount rate that is derived from matching our projected benefit disbursements with currently available high quality corporate bonds.

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

The market-related value of our plan assets represents the fair market value of the plan assets, adjusted to smooth out short-term market fluctuations over a five-year period. The use of this calculation will delay the impact of current market fluctuations on the pension expense for the period.

We estimate the assumed health care cost trend rate used in determining our postretirement net expense based upon our actual health care cost experience, the effects of recently enacted legislation and general economic conditions. Our assumed rate of retirement is estimated based upon our annual review of our participant census information as of the measurement date.

Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension costs ultimately recognized. A 0.25 percent change in our discount rate would impact our pension and postretirement costs by approximately $1.9 million. A 0.25 percent change in our expected rate of return would impact our pension and postretirement costs by approximately $0.9 million.

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

Fair-value estimates also consider our own creditworthiness and the creditworthiness of the counterparties involved. Our counterparties consist primarily of financial institutions and major energy companies. This concentration of counterparties may materially impact our exposure to credit risk resulting from market, economic or regulatory conditions. Adverse developments in the global financial and credit markets in the last few years have made it more difficult and more expensive for companies to access the short-term capital markets, which may negatively impact the creditworthiness of our counterparties. A further tightening of the credit markets could cause more of our counterparties to fail to perform. We seek to minimize counterparty credit risk through an evaluation of their financial condition and credit ratings and the use of collateral requirements under certain circumstances.

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

RESULTS OF OPERATIONS

Overview

Atmos Energy Corporation is involved in the distribution, marketing and transportation of natural gas. Accordingly, our results of operations are impacted by the demand for natural gas, particularly during the winter heating season, and the volatility of the natural gas markets. This generally results in higher operating revenues and net income during the period from October through March of each fiscal year and lower operating revenues and either lower net income or net losses during the period from April through September of each fiscal year. As a result of the seasonality of the natural gas industry, our second fiscal quarter has historically been our most critical earnings quarter with an average of approximately 61 percent of our consolidated net income having been earned in the second quarter during the three most recently completed fiscal years.

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

During the current year, colder-than-normal weather and recent improvements in rate designs in our natural gas distribution segment partially offset the decline in demand for natural gas, which contributed to a 19 percent year-over-year decrease in consolidated throughput in our regulated transmission and storage segment and a 5 percent year-over-year decrease in consolidated sales volumes in our natural gas marketing segment.

During the year, we continued to successfully access the capital markets and received updated debt ratings from three rating agencies. In December 2009 we renewed a $450 million 364-day committed credit facility for our nonregulated operations. In March 2010, Moody’s upgraded our rating outlook from stable to positive and affirmed the existing credit rating on our senior long-term debt and commercial paper while S&P affirmed our rating outlook as stable and our senior long-term debt credit rating. In June 2010, Fitch upgraded our rating outlook from stable to positive and affirmed the existing credit rating on our senior unsecured debt and commercial paper. In October 2010, we replaced our $200 million 364-day revolving credit agreement prior to its expiration with a $200 million 180-day revolving credit agreement. The new credit facilities should help ensure we have sufficient liquidity to fund our working capital needs, while our credit ratings should help us continue to obtain financing at a reasonable cost in the future.

On July 1, 2010, we entered into an accelerated share repurchase program with Goldman Sachs & Co. as part of our ongoing efforts to improve shareholder value. The shares that will be repurchased under this program should offset the dilutive impact of stock grants made under our various employee and director incentive compensation plans. The impact of the shares repurchased under the program during fiscal 2010 increased diluted earnings per share by approximately $0.01.

Consolidated Results

The following table presents our consolidated financial highlights for the fiscal years ended September 30, 2010, 2009 and 2008.

	For the Fiscal Year Ended September 30
	2010	2009	2008
	(In thousands, except per share data)

Operating revenues	$4,789,690	$4,969,080	$7,221,305
Gross profit	1,364,941	1,346,702	1,321,326
Operating expenses	875,505	899,300	893,431
Operating income	489,436	447,402	427,895
Miscellaneous income (expense)	(339)	(3,303)	2,731
Interest charges	154,471	152,830	137,922
Income before income taxes	334,626	291,269	292,704
Income tax expense	128,787	100,291	112,373
Net income	$205,839	$190,978	$180,331
Earnings per diluted share	$2.20	$2.07	$1.99

Historically, our regulated operations arising from our natural gas distribution and regulated transmission and storage operations contributed 65 to 85 percent of our consolidated net income. Regulated operations contributed 81 percent, 83 percent and 74 percent to our consolidated net income for fiscal years 2010, 2009, and 2008. Our consolidated net income during the last three fiscal years was earned across our business segments as follows:

	For the Fiscal Year Ended September 30
	2010	2009	2008
	(In thousands)

Natural gas distribution segment	$125,949	$116,807	$92,648
Regulated transmission and storage segment	41,486	41,056	41,425
Natural gas marketing segment	27,729	20,194	29,989
Pipeline, storage and other segment	10,675	12,921	16,269

Net income	$205,839	$190,978	$180,331

The following table segregates our consolidated net income and diluted earnings per share between our regulated and nonregulated operations:

	For the Fiscal Year Ended September 30
	2010	2009	2008
	(In thousands, except per share data)

Regulated operations	$167,435	$157,863	$134,073
Nonregulated operations	38,404	33,115	46,258

Consolidated net income	$205,839	$190,978	$180,331

Diluted EPS from regulated operations	$1.79	$1.71	$1.48
Diluted EPS from nonregulated operations	0.41	0.36	0.51

Consolidated diluted EPS	$2.20	$2.07	$1.99

Net income during fiscal 2010 increased eight percent over fiscal 2009. Net income from our regulated operations increased six percent during fiscal 2010. The increase primarily reflects colder than normal weather in most of our service areas as well as the net favorable impact of various ratemaking activities in our natural gas distribution segment. Net income in our nonregulated operations increased $5.3 million during fiscal 2010 primarily due to the impact of unrealized margins. Non-cash, net unrealized margins totaled $4.3 million which reduced earnings per share by $0.05 per diluted share compared to the prior year, when net unrealized losses totaled $21.6 million, which reduced earnings per share by $0.23 per diluted share.

Net income in both periods was impacted by nonrecurring items. The current year period includes the positive impact of a state sales tax refund of $4.6 million, or $0.05 per diluted share. Net income in the prior-year period included the net positive impact of several one-time items totaling $17.1 million, or $0.19 per diluted share related to the following pre-tax amounts:

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

Net income during fiscal 2009 increased six percent over fiscal 2008, driven largely from an 18 percent increase in net income from regulated operations during fiscal 2009. The increase primarily reflects a $32.3 million increase in gross profit resulting from the net favorable impact of various ratemaking activities in our natural gas distribution segment, partially offset by higher depreciation expense, pipeline maintenance costs and interest expense. Net income in our nonregulated operations decreased $13.1 million primarily due to the impact of unrealized margins. Pre-tax unrealized margins totaled $35.9 million which reduced earnings per share by $0.23 per diluted share. The overall increase in consolidated net income was also favorably affected by non-recurring items totaling $17.1 million, or $0.19 per diluted share, related to the items noted above.

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

Our ability to earn our authorized rates is based primarily on our ability to improve the rate design in our various ratemaking jurisdictions by reducing or eliminating regulatory lag and, ultimately, separating the recovery of our approved margins from customer usage patterns. Improving rate design is a long-term process and is further complicated by the fact that we operate in multiple rate jurisdictions. The “Ratemaking Activity” section of this Form 10-K describes our current rate strategy, progress towards implementing that strategy and recent ratemaking initiatives in more detail.

We are generally able to pass the cost of gas through to our customers without markup under purchased gas cost adjustment mechanisms; therefore the cost of gas typically does not have an impact on our gross profit as increases in the cost of gas are offset by a corresponding increase in revenues. Accordingly, we believe gross profit is a better indicator of our financial performance than revenues. However, gross profit in our Texas and Mississippi service areas include franchise fees and gross receipts taxes, which are calculated as a percentage of revenue (inclusive of gas costs). Therefore, the amount of these taxes included in revenues is influenced by the cost of gas and the level of gas sales volumes. We record the tax expense as a component of taxes, other than income. Although changes in revenue-related taxes arising from changes in gas costs affect gross profit, over time the impact is offset within operating income. Prior to January 1, 2009, timing differences existed between the recognition of revenue for franchise fees collected from our customers and the recognition of expense of franchise taxes. These timing differences had a significant temporary effect on operating income in periods with volatile gas prices, particularly in our Mid-Tex Division. Beginning January 1, 2009, changes in our franchise fee agreements in our Mid-Tex Division became effective which have significantly reduced the impact of this timing difference. However, this timing difference is still present for gross receipts taxes.

As discussed above, the cost of gas typically does not have a direct impact on our gross profit. However, higher gas costs may adversely impact our accounts receivable collections, resulting in higher bad debt expense, and may require us to increase borrowings under our credit facilities resulting in higher interest expense. In addition, higher gas costs, as well as competitive factors in the industry and general economic conditions may cause customers to conserve or, in the case of industrial consumers, to use alternative energy sources. However, gas cost risk has been mitigated in recent years through improvements in rate design that allow us to collect from our customers the gas cost portion of our bad debt expense on approximately 65 percent of our residential and commercial margins.

Review of Financial and Operating Results

Financial and operational highlights for our natural gas distribution segment for the fiscal years ended September 30, 2010, 2009 and 2008 are presented below.

	For the Fiscal Year Ended September 30
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
		(In thousands, unless otherwise noted)

Gross profit	$1,049,447	$1,024,628	$1,006,066	$24,819	$18,562
Operating expenses	726,993	735,614	744,901	(8,621)	(9,287)

Operating income	322,454	289,014	261,165	33,440	27,849
Miscellaneous income	1,384	5,766	9,689	(4,382)	(3,923)
Interest charges	118,430	124,055	117,933	(5,625)	6,122

Income before income taxes	205,408	170,725	152,921	34,683	17,804
Income tax expense	79,459	53,918	60,273	25,541	(6,355)

Net income	$125,949	$116,807	$92,648	$9,142	$24,159

Consolidated natural gas distribution sales volumes — MMcf	322,628	282,117	292,676	40,511	(10,559)
Consolidated natural gas distribution
transportation volumes — MMcf	131,547	126,768	136,678	4,779	(9,910)

Total consolidated natural gas distribution throughput — MMcf	454,175	408,885	429,354	45,290	(20,469)

Consolidated natural gas distribution average transportation revenue per Mcf	$0.47	$0.47	$0.44	$—	$0.03
Consolidated natural gas distribution average cost of gas per Mcf sold	$5.77	$6.95	$9.05	$(1.18)	$(2.10)

The following table shows our operating income by natural gas distribution division for the fiscal years ended September 30, 2010, 2009 and 2008. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	For the Fiscal Year Ended September 30
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In thousands)

Mid-Tex	$134,655	$127,625	$115,009	$7,030	$12,616
Kentucky/Mid-States	57,866	47,978	48,731	9,888	(753)
Louisiana	45,759	43,434	39,090	2,325	4,344
West Texas	33,509	23,338	13,843	10,171	9,495
Colorado-Kansas	25,200	21,321	20,615	3,879	706
Mississippi	26,441	21,287	19,970	5,154	1,317
Other	(976)	4,031	3,907	(5,007)	124

Total	$322,454	$289,014	$261,165	$33,440	$27,849

Fiscal year ended September 30, 2010 compared with fiscal year ended September 30, 2009

The $24.8 million increase in natural gas distribution gross profit primarily reflects rate adjustments and increased throughput as follows:

•	$33.7 million net increase in rate adjustments, primarily in the West Texas, Mid-Tex, Louisiana, Kentucky, Tennessee, Virginia and Mississippi service areas.

•	$11.2 million increase as a result of an 11 percent increase in consolidated throughput primarily associated with higher residential and commercial consumption and colder weather in most of our service areas.

These increases were partially offset by:

•	$7.6 million decrease due to a non-recurring adjustment recorded in the prior-year period to update the estimate for gas delivered to customers but not yet billed to reflect base rate changes.

•	$7.0 million decrease related to a prior-year reversal of an accrual for estimated unrecoverable gas costs that did not recur in the current year.

•	$1.6 million decrease in revenue-related taxes, primarily due to a decrease in revenues on which the tax is calculated.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense, taxes, other than income and asset impairments decreased $8.6 million, primarily due to the following:

•	$5.4 million decrease due to a state sales tax reimbursement received in March 2010.

•	$4.6 million decrease due to the absence of an impairment charge for available-for-sale securities recorded in the prior year.

•	$4.4 million decrease in contract labor expenses.

•	$4.4 million decrease in travel, legal and other administrative costs.

These decreases were partially offset by:

•	$7.4 million increase in employee-related expenses.

•	$4.3 million increase in taxes, other than income.

Miscellaneous income decreased $4.4 million due to lower interest income. Interest charges decreased $5.6 million primarily due to lower short-term debt balances and interest rates.

Additionally, results for the fiscal year ended September 30, 2009, were favorably impacted by a one-time tax benefit of $10.5 million. During the second quarter of fiscal 2009, the Company completed a study of the calculations used to estimate its deferred tax rate, and concluded that revisions to these calculations to include more specific jurisdictional tax rates would result in a more accurate calculation of the tax rate at which deferred taxes would reverse in the future. Accordingly, the Company modified the tax rate used to calculate deferred taxes from 38 percent to an individual rate for each legal entity. These rates vary from 36-41 percent depending on the jurisdiction of the legal entity.

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

As discussed above, the results for fiscal 2009 include a $10.5 million tax benefit in the natural gas distribution segment. In addition, results for fiscal 2008 included a $1.2 million gain on the sale of irrigation assets in our West Texas Division.

Interest charges increased $6.1 million primarily due to the effect of the Company’s March 2009 issuance of $450 million 8.50% senior notes to repay $400 million 4.00% senior notes in April 2009. In addition, we experienced higher average short-term debt balances, interest rates and commitment fees during the current year compared to the prior year.

Regulated Transmission and Storage Segment

Our regulated transmission and storage segment consists of the regulated pipeline and storage operations of the Atmos Pipeline — Texas Division. The Atmos Pipeline — Texas Division transports natural gas to our Mid-Tex Division and third parties and manages five underground storage reservoirs in Texas. We also provide ancillary services customary in the pipeline industry including parking arrangements, lending and sales of excess gas.

Similar to our natural gas distribution segment, our regulated transmission and storage segment is impacted by seasonal weather patterns, competitive factors in the energy industry and economic conditions in our service areas. Natural gas prices do not directly impact the results of this segment as revenues are derived from the transportation of natural gas. However, natural gas prices and demand for natural gas could influence the level of drilling activity in the markets that we serve, which may influence the level of throughput we may be able to transport on our pipeline. Further, natural gas price differences between the various hubs that we serve could influence customers to transport gas through our pipeline to capture arbitrage gains.

The results of Atmos Pipeline — Texas Division are also significantly impacted by the natural gas requirements of the Mid-Tex Division because it is the sole supplier of natural gas for our Mid-Tex Division.

Finally, as a regulated pipeline, the operations of the Atmos Pipeline — Texas Division may be impacted by the timing of when costs and expenses are incurred and when these costs and expenses are recovered through its tariffs.

Review of Financial and Operating Results

Financial and operational highlights for our regulated transmission and storage segment for the fiscal years ended September 30, 2010, 2009, and 2008 are presented below.

	For the Fiscal Year Ended September 30
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In thousands, unless otherwise noted)

Mid-Tex Division transportation	$102,891	$89,348	$86,665	$13,543	$2,683
Third-party transportation	73,648	95,314	85,256	(21,666)	10,058
Storage and park and lend services	10,657	11,858	9,746	(1,201)	2,112
Other	15,817	13,138	14,250	2,679	(1,112)

Gross profit	203,013	209,658	195,917	(6,645)	13,741
Operating expenses	105,975	116,495	106,172	(10,520)	10,323

Operating income	97,038	93,163	89,745	3,875	3,418
Miscellaneous income	135	1,433	1,354	(1,298)	79
Interest charges	31,174	30,982	27,049	192	3,933

Income before income taxes	65,999	63,614	64,050	2,385	(436)
Income tax expense	24,513	22,558	22,625	1,955	(67)

Net income	$41,486	$41,056	$41,425	$430	$(369)

Gross pipeline transportation volumes — MMcf	634,885	706,132	782,876	(71,247)	(76,744)

Consolidated pipeline transportation volumes — MMcf	428,599	528,689	595,542	(100,090)	(66,853)

Fiscal year ended September 30, 2010 compared with fiscal year ended September 30, 2009

The $6.6 million decrease in regulated transmission and storage gross profit was attributable primarily to the following factors:

•	$13.3 million decrease due to lower transportation fees on through-system deliveries due to narrower basis spreads.

•	$2.6 million decrease due to decreased through-system volumes primarily associated with market conditions that resulted in reduced wellhead production, decreased drilling activity and increased competition, partially offset by increased deliveries to our Mid-Tex Division.

•	$1.6 million net decrease in market-based demand fees, priority reservation fees and compression activity associated with lower throughput.

These decreases were partially offset by the following:

•	$9.3 million increase associated with our GRIP filings.

•	$2.0 million increase of excess inventory sales in the current-year period.

Operating expenses decreased $10.5 million primarily due to:

•	$11.8 million decrease related to reduced contract labor.

•	$2.0 million decrease due to a state sales tax reimbursement received in March 2010.

These decreases were partially offset by a $2.1 million increase in taxes, other than income due to higher ad valorem and payroll taxes.

Miscellaneous income decreased $1.3 million due primarily to a decline in intercompany interest income.

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

These increases were primarily offset by an $8.4 million decrease associated with a decrease in transportation volumes to our Mid-Tex Division due to warmer weather and a decrease in electrical generation, Barnett Shale and HUB deliveries.

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

AEM seeks to enhance its gross profit margin from delivering gas by maximizing, through asset optimization activities, the economic value associated with the storage and transportation capacity we own or control in our natural gas distribution and natural gas marketing segments. We attempt to meet this objective by engaging in natural gas storage transactions in which we seek to find and profit through the arbitrage of pricing differences in various locations and by recognizing pricing differences that occur over time. This process involves purchasing physical natural gas, storing it in the storage and transportation assets to which AEM has access and selling financial instruments at advantageous prices to lock in a gross profit margin.

AEM continually manages its net physical position to attempt to increase the future economic profit that was created when the original transaction was executed. Therefore, AEM may subsequently change its originally scheduled storage injection and withdrawal plans from one time period to another based on market conditions and recognize any associated gains or losses at that time. If AEM elects to accelerate the withdrawal of physical gas, it will execute new financial instruments to hedge the original financial instruments. If AEM elects to defer the withdrawal of gas, it will reset its positions by settling the original financial instruments and executing new financial instruments to correspond to the revised withdrawal schedule.

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

Due to the nature of these operations, natural gas prices, and differences in natural gas prices between the various markets that we serve (commonly referred to as basis differentials), have a significant impact on our natural gas marketing operations. Within our delivered gas activities, basis differentials impact our ability to create value from identifying the lowest cost alternative among the natural gas supplies, transportation and markets to which we have access. Further, higher natural gas prices may adversely impact our accounts receivable collections, resulting in higher bad debt expense, and may require us to increase borrowings under our credit facilities resulting in higher interest expense. Higher gas prices, as well as competitive factors in the industry and general economic conditions may also cause customers to conserve or use alternative energy sources. Within our asset optimization activities, higher gas prices could also lead to increased borrowings under our credit facilities resulting in higher interest expense.

Volatility in natural gas prices also has a significant impact on our natural gas marketing segment. Increased price volatility often has a significant impact on the spreads between the market (spot) prices and forward natural gas prices, which creates opportunities to earn higher arbitrage spreads within our asset optimization activities. Volatility could also impact the basis differentials we capture in our delivered gas activities. However, increased volatility impacts the amounts of unrealized margins recorded in our gross profit and could impact the amount of cash required to collateralize our risk management liabilities.

Review of Financial and Operating Results

Financial and operational highlights for our natural gas marketing segment for the fiscal years ended September 30, 2010, 2009 and 2008 are presented below. Gross profit margin consists primarily of margins earned from the delivery of gas and related services requested by our customers and margins earned from asset optimization activities, which are derived from the utilization of our proprietary and managed third party storage and transportation assets to capture favorable arbitrage spreads through natural gas trading activities.

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

	For the Fiscal Year Ended September 30
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
		(In thousands, unless otherwise noted)

Realized margins
Delivered gas	$59,523	$75,341	$73,627	$(15,818)	$1,714
Asset optimization	37,214	37,670	(6,135)	(456)	43,805

	96,737	113,011	67,492	(16,274)	45,519
Unrealized margins	(10,786)	(28,399)	25,529	17,613	(53,928)

Gross profit	85,951	84,612	93,021	1,339	(8,409)
Operating expenses	31,699	38,208	36,629	(6,509)	1,579

Operating income	54,252	46,404	56,392	7,848	(9,988)
Miscellaneous income	2,280	537	2,022	1,743	(1,485)
Interest charges	9,280	12,911	9,036	(3,631)	3,875

Income before income taxes	47,252	34,030	49,378	13,222	(15,348)
Income tax expense	19,523	13,836	19,389	5,687	(5,553)

Net income	$27,729	$20,194	$29,989	$7,535	$(9,795)

Gross natural gas marketing sales volumes — MMcf	420,203	441,081	457,952	(20,878)	(16,871)

Consolidated natural gas marketing sales volumes — MMcf	353,853	370,569	389,392	(16,716)	(18,823)

Net physical position (Bcf)	13.7	13.8	8.0	(0.1)	5.8

Fiscal year ended September 30, 2010 compared with fiscal year ended September 30, 2009

AEM’s delivered gas business contributed 62 percent of total realized margins during the fiscal year ended September 30, 2010 with asset optimization activities contributing the remaining 38 percent. The $16.3 million decrease in realized gross profit reflected the following:

•	$15.8 million decrease in realized delivered gas margins due to lower per-unit margins as a result of narrowing basis spreads, combined with lower delivered sales volumes. Per-unit margins were $0.14/Mcf in the current-year period compared with $0.17/Mcf in the prior-year period, while delivered sales volumes were 5 percent lower in the current year when compared with the prior year.

•	$0.5 million decrease in asset optimization margins primarily due to higher storage demand fees partially offset by higher realized storage and trading gains during the fiscal year.

The decrease in realized gross profit was more than offset by a $17.6 million increase in unrealized margins due to the period-over-period timing of storage withdrawal gains and the associated reversal of unrealized gains into realized gains.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense, taxes, other than income taxes and asset impairments decreased $6.5 million primarily due to a decrease in employee and other administrative costs.

Miscellaneous income increased $1.7 million due to proceeds received from a class-action legal settlement in the current year. Interest charges decreased $3.6 million primarily due to a decrease in intercompany borrowings.

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

The following table presents AEM’s economic value and its potential gross profit (loss) at September 30, 2010 and 2009.

	September 30
	2010	2009
	(In millions, unless otherwise noted)

Economic value	$(7.8)	$28.6
Associated unrealized losses	12.6	11.0

Subtotal	4.8	39.6
Related fees(1)	(9.6)	(14.7)

Potential gross profit (loss)	$(4.8)	$24.9

Net physical position (Bcf)	13.7	13.8

(1)	Related fees represent AEM’s contractual costs to acquire the storage capacity utilized in its asset optimization operations. The fees primarily consist of demand fees and contractual obligations to sell gas below market index in exchange for the right to manage and optimize third party storage assets for the positions AEM has entered into as of September 30, 2010 and 2009.

During the fiscal year ended September 30, 2010, AEM’s economic value decreased from $28.6 million, or $2.07/Mcf at September 30, 2009 to a negative economic value of $7.8 million, or $0.57/Mcf.

Early in the first quarter of fiscal 2010, AEM withdrew gas and realized previously captured spread values. As current cash prices declined during the first fiscal quarter, AEM injected gas and rolled positions into the second fiscal quarter to increase economic value. These positions were settled in the second fiscal quarter and the associated economic value was realized. However, during the year, weak market fundamentals have caused cash prices to remain low and have contracted spot-to-forward spread values, which has limited opportunities to capture economic value. Therefore, during the fiscal third and fourth quarters, AEM elected to forego capturing these narrower spread values and maintained a short-term trading position. We anticipate spot-to-forward spread values will expand in the near term and we expect to be able to roll positions and capture greater economic value than what we can capture as of September 30, 2010. However, the short-dated nature of AEM’s trading positions combined with current short-term forward prices that are lower than the cost of gas that was injected into storage in prior periods resulted in negative economic value as of September 30, 2010.

The economic value is based upon planned storage injection and withdrawal schedules and its realization is contingent upon the execution of this plan, weather and other execution factors. Since AEM actively manages and optimizes its portfolio to attempt to enhance the future profitability of its storage position, it may change its scheduled storage injection and withdrawal plans from one time period to another based on market conditions. Therefore, we cannot ensure that the economic value or the potential gross profit or loss calculated as of September 30, 2010 will be fully realized in the future nor can we predict in what time periods such realization may occur. Further, if we experience operational or other issues which limit our ability to optimally manage our stored gas positions, our earnings could be adversely impacted.

Fiscal year ended September 30, 2009 compared with fiscal year ended September 30, 2008

AEM’s delivered gas business contributed 67 percent to total realized margins during fiscal 2009 with asset optimization activities contributing the remaining 33 percent. In the prior year, delivered gas activities represented substantially all of AEM’s realized gross profit margin. The $45.5 million increase in realized gross profit reflected:

•	A $43.8 million increase in asset optimization margins. AEM realized substantially all of its realized asset optimization margin in the fiscal 2009 first quarter when it realized substantially all of the economic value that it had captured as of September 30, 2008 from withdrawing gas and settling the associated financial instruments. Since that time, as a result of falling current cash prices, AEM has been deferring storage withdrawals and has been a net injector of gas into storage to increase the economic value it could realize in future periods from its asset optimization activities. In the prior year, AEM deferred storage withdrawals primarily into fiscal 2009 and recognized losses on the settlement of the associated financial instruments.

•	A $1.7 million increase in realized delivered gas margins. AEM experienced a six percent increase in per-unit margins as a result of improved basis spreads in certain market areas where we were able to better optimize transportation assets and successful contract renewals. These margins improvements more than offset a four percent decrease in gross sales volumes primarily attributable to lower industrial demand as a result of the current economic climate.

The increase in realized gross profit was more than offset by a $53.9 million decrease in unrealized margins attributable to the following:

•	The realization of unrealized gains recorded during fiscal 2008.

•	A modest widening of the physical/financial spreads, partially offset by favorable unrealized basis gains in certain markets.

•	A 5.8 Bcf increase in AEM’s net physical position.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense, taxes, other than income taxes, and asset impairments increased $1.6 million primarily due the following factors:

•	$4.0 million increase in legal and other administrative costs.

•	$2.4 million decrease related to tax matters incurred in the prior year that did not recur in the current year.

Pipeline, Storage and Other Segment

Our pipeline, storage and other segment consists primarily of the operations of Atmos Pipeline and Storage, LLC (APS). APS is engaged in nonregulated transmission, storage and natural gas-gathering services. Its primary asset is a proprietary 21 mile pipeline located in New Orleans, Louisiana that is principally used to aggregate gas supply for our regulated natural gas distribution division in Louisiana, our natural gas marketing segment, and, on a more limited basis, for third parties. APS also owns or has an interest in underground storage fields in Kentucky and Louisiana that are used to reduce the need of our natural gas distribution divisions to contract for additional pipeline capacity to meet customer demand during peak periods.

In addition, APS engages in asset optimization activities whereby it seeks to maximize the economic value associated with the storage and transportation capacity it owns or controls. Certain of these arrangements are with regulated affiliates of the Company which have been approved by applicable state regulatory commissions. Generally, these asset management plans require APS to share with our regulated customers a portion of the profits earned from these arrangements. APS also seeks to maximize the economic value associated with the storage and transportation capacity it owns or controls by engaging in natural gas storage transactions in which it seeks to find and profit from the pricing differences that occur over time.

Results for this segment are primarily impacted by seasonal weather patterns and, similar to our natural gas marketing segment, volatility in the natural gas markets. Additionally, this segment’s results include an unrealized component as APS hedges its risk associated with its asset optimization activities.

Review of Financial and Operating Results

Financial and operational highlights for our pipeline, storage and other segment for the fiscal years ended September 30, 2010, 2009 and 2008 are presented below.

	For the Fiscal Year Ended September 30
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In thousands)

Storage and transportation services	$13,206	$12,784	$14,247	$422	$(1,463)
Asset optimization	10,286	21,474	5,178	(11,188)	16,296
Other	1,652	2,728	4,183	(1,076)	(1,455)
Unrealized margins	2,996	(7,490)	4,705	10,486	(12,195)

Gross profit	28,140	29,496	28,313	(1,356)	1,183
Operating expenses	12,448	11,019	8,064	1,429	2,955

Operating income	15,692	18,477	20,249	(2,785)	(1,772)
Miscellaneous income	3,083	6,253	8,428	(3,170)	(2,175)
Interest charges	2,808	1,830	2,322	978	(492)

Income before income taxes	15,967	22,900	26,355	(6,933)	(3,455)
Income tax expense	5,292	9,979	10,086	(4,687)	(107)

Net income	$10,675	$12,921	$16,269	$(2,246)	$(3,348)

Fiscal year ended September 30, 2010 compared with fiscal year ended September 30, 2009

Gross profit from our pipeline, storage and other segment decreased $1.4 million primarily due to the following:

•	$4.9 million decrease from lower margins earned on storage optimization activities.

•	$3.9 million decrease in basis gains earned from utilizing leased capacity.

•	$2.4 million decrease from lower margins earned on asset management plans.

•	$10.5 million increase in unrealized margins associated with our asset optimization activities.

Operating expenses increased $1.4 million primarily due to increased operating costs associated with APS’ gas gathering activities and administrative costs.

Miscellaneous income decreased $3.2 million primarily due to lower intercompany interest income earned by this segment.

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

We regularly evaluate our funding strategy and profile to ensure that we have sufficient liquidity for our short-term and long-term needs in a cost-effective manner. We also evaluate the levels of committed borrowing capacity that we require. In fiscal 2011, we anticipate consolidating our short-term facilities used for our regulated operations into a single line of credit. In October 2010, we replaced our $200 million 364-day revolving credit agreement with a $200 million 180-day revolving credit agreement. Additionally, we intend to replace AEM’s $450 million 364-day facility with a $200 million, three-year facility when it expires in December 2010.

Our $350 million unsecured 7.375% Senior Notes will mature in May 2011. We intend to refinance this debt on a long-term basis through the issuance of 30-year unsecured senior notes in June 2011. Additionally, we plan to issue $250 million of 30-year unsecured senior notes in November 2011 to fund our capital expenditure program. On September 30, 2010, we entered into five Treasury lock agreements to fix the Treasury yield component of the interest cost of financing the anticipated issuances of senior notes. We designated all of the Treasury lock agreements as cash flow hedges of an anticipated transaction. Any realized gain or loss incurred when these agreements are settled will be recognized as a component of interest expense over the life of the related long-term debt.

We believe the liquidity provided by our senior notes and committed credit facilities, combined with our operating cash flows, will be sufficient to fund our working capital needs and capital expenditure program for fiscal year 2011.

Cash Flows

Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, the price for our services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.

Cash flows from operating, investing and financing activities for the years ended September 30, 2010, 2009 and 2008 are presented below.

	For the Fiscal Year Ended September 30
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In thousands)

Total cash provided by (used in)
Operating activities	$726,476	$919,233	$370,933	$(192,757)	$548,300
Investing activities	(542,702)	(517,201)	(483,009)	(25,501)	(34,192)
Financing activities	(163,025)	(337,546)	98,068	174,521	(435,614)

Change in cash and cash equivalents	20,749	64,486	(14,008)	(43,737)	78,494
Cash and cash equivalents at beginning of period	111,203	46,717	60,725	64,486	(14,008)

Cash and cash equivalents at end of period	$131,952	$111,203	$46,717	$20,749	$64,486

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

Fiscal Year ended September 30, 2010 compared with fiscal year ended September 30, 2009

For the fiscal year ended September 30, 2010, we generated operating cash flow of $726.5 million from operating activities compared with $919.2 million in the prior year, primarily due to the fluctuation in gas costs. Gas costs, which reached historically high levels during the 2008 injection season, declined sharply when the economy slipped into the recession and have remained relatively stable since that time. Operating cash flows for the fiscal 2010 period reflect the recovery of lower gas costs through purchased gas recovery mechanisms and sales. This is in contrast to the fiscal 2009 period, where operating cash flows were favorably influenced by the recovery of high gas costs during a period of falling prices.

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

Since early 2010, we have been discussing the financial and operational details of an accelerated steel service line replacement program with representatives of 440 municipalities served by our Mid-Tex Division. Two coalitions of cities, representing the majority of the cities our Mid-Tex Division serves, have agreed to a program of installing 100,000 replacements during the next two years, with approved recovery of the associated return, depreciation and taxes. Under the terms of the agreement, the accelerated replacement program will commence in fiscal 2011 at a total projected capital cost of $80 — $120 million, with completion expected in September 2012. As a result of this project and spending to replace our regulated customer service systems and our nonregulated energy trading risk management system, we anticipate capital expenditures will increase significantly during the next two fiscal years.

For the fiscal year ended September 30, 2010, we incurred $542.6 million for capital expenditures compared with $509.5 million for the fiscal year ended September 30, 2009 and $472.3 million for the fiscal year ended September 30, 2008.

The $33.1 million increase in capital expenditures in fiscal 2010 compared to fiscal 2009 primarily reflects spending for the relocation of our information technology data center to a new facility, the construction of two service centers and the steel service line replacement program in our Mid-Tex Division.

The increase in capital expenditures in fiscal 2009 compared to fiscal 2008 primarily reflects $32.6 million related to spending for a regulated transmission pipeline project completed in the fourth quarter of 2009.

Cash flows from financing activities

For the fiscal year ended September 30, 2010, our financing activities used $163.0 million in cash, while financing activities for the fiscal year ended September 30, 2009 used $337.5 million in cash compared with cash of $98.1 million provided for the fiscal year ended September 30, 2008. Our significant financing activities for the fiscal years ended September 30, 2010, 2009 and 2008 are summarized as follows:

2010

During the fiscal year ended September 30, 2010, we:

•	Paid $124.3 million in cash dividends which reflected a payout ratio of 61 percent of net income.

•	Paid $100.5 million for the repurchase of common stock under our accelerated share repurchase program.

•	Borrowed a net $54.3 million under our short-term facilities due to the impact of seasonal natural gas purchases.

•	Received $8.8 million net proceeds related to the issuance of 0.4 million shares of common stock, which is a 68 percent decrease compared to the prior year due primarily to the fact that in fiscal 2010 shares have begun to be purchased on the open market rather than being issued by us to the Direct Stock Purchase Plan and the Retirement Savings Plan.

•	Paid $1.2 million to repurchase equity awards.

2009

During the fiscal year ended September 30, 2009, we:

•	Paid $407.4 million to repay our $400 million 4.00% unsecured notes.

•	Repaid a net $284.0 million short-term borrowings under our credit facilities.

•	Paid $121.5 million in cash dividends which reflected a payout ratio of 64 percent of net income.

•	Received $445.6 million in net proceeds related to the March 2009 issuance of $450 million of 8.50% Senior Notes due 2019. The net proceeds were used to repay the $400 million 4.00% unsecured notes.

•	Received $27.7 million net proceeds related to the issuance of 1.2 million shares of common stock.

•	Received $1.9 million net proceeds related to the settlement of the Treasury lock agreement associated with the March 2009 issuance of the $450 million of 8.50% Senior Notes due 2019.

2008

During the fiscal year ended September 30, 2008, we:

•	Borrowed a net $200.2 million under our short-term facilities due to the impact of seasonal natural gas purchases and the effect of higher natural gas prices.

•	Repaid $10.3 million long-term debt in accordance with their normal maturity schedules.

•	Received $25.5 million in net proceeds related to the issuance of 1.0 million shares of common stock.

•	Paid $117.3 million in dividends, which reflected a payout ratio of 65 percent of net income.

The following table shows the number of shares issued for the fiscal years ended September 30, 2010, 2009 and 2008:

	For the Fiscal Year Ended September 30
	2010	2009	2008

Shares issued:
Direct stock purchase plan	103,529	407,262	388,485
Retirement savings plan	79,722	640,639	558,014
1998 Long-term incentive plan	421,706	686,046	538,450
Outside directors stock-for-fee plan	3,382	3,079	3,197

Total shares issued	608,339	1,737,026	1,488,146

The year-over-year decrease in the number of shares issued primarily reflects the fact that in fiscal 2010, shares have begun to be purchased in the open market rather than by being issued by us to the Direct Stock Purchase Plan and the Retirement Savings Plan. In addition, we awarded fewer shares under our 1998 Long-Term Incentive Plan due to the Company achieving a lower level of performance relative to the target performance established under the Plan during fiscal 2009 compared to fiscal 2008. Further, a higher average stock price during the second and third quarters of fiscal 2010 compared to the second and third quarters of 2009 enabled us to issue fewer shares during the current year.

During the fiscal year, we repurchased 2,958,580 common shares as part of the accelerated share repurchase agreement that is described in further detail below. Additionally, we repurchased 37,365 shares attributable to equity awards during the year. The repurchased share activity is not included in the table above.

Share Repurchase Agreement

On, July 1, 2010, we entered into an accelerated share repurchase agreement with Goldman Sachs & Co. under which we repurchased $100 million of our outstanding common stock in order to offset stock grants made under our various employee and director incentive compensation plans.

We paid $100 million to Goldman Sachs & Co. on July 7, 2010 for shares of Atmos Energy common stock in a share forward transaction and received 2,958,580 shares. We will receive the balance of the shares at the conclusion of the term of the repurchase agreement. The specific number of shares we will ultimately repurchase in the transaction will be based generally on the average of the daily volume-weighted average share price of our common stock over the duration of the agreement. The agreement is scheduled to end in

March 2011, although the termination date may be accelerated at the option of Goldman Sachs & Co. As a result of this transaction, beginning in our fourth fiscal quarter, the number of outstanding shares used to calculate our earnings per share was reduced by the number of shares received and the $100 million purchase price was recorded as a reduction in shareholders’ equity. The number of shares used to calculate our earnings per share in fiscal 2011 will continue to be reduced by the shares we received in July 2010; however, the total impact to diluted earnings per share for fiscal 2011 will be dependent upon the average share price of our common stock over the remainder of the agreement.

Credit Facilities

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply to meet our customers’ needs could significantly affect our borrowing requirements. However, our short-term borrowings typically reach their highest levels in the winter months.

As of September 30, 2010, we financed our short-term borrowing requirements through a combination of a $566.7 million commercial paper program and four committed credit facilities with third-party lenders that provide approximately $1.2 billion of working capital funding. As of September 30, 2010, the amount available to us under our credit facilities, net of outstanding letters of credit was $834.8 million. These facilities are described in further detail in Note 6 to the consolidated financial statements.

In October 2010, our $200 million 364-day facility expired and our five-year $566.7 million facility will expire in December 2011. We replaced the $200 million 364-day facility before its expiration with a $200 million 180-day credit facility that will expire in April 2011. We do not plan to replace this facility upon expiration. We expect to begin discussions in fiscal 2011 to replace the expiring five-year $566.7 million facility with a larger multi-year credit facility. We believe our existing five-year facility will provide adequate short-term borrowing capacity until we can successfully execute a new multi-year credit facility.

Additionally, on December 9, 2010, AEM’s existing $450 million committed revolving credit facility will expire. In October 2010, we received regulatory approval to increase AEH’s intercompany demand credit facility with AEC from $200 million to $350 million, effective December 1, 2010 through December 31, 2011. As a result of this increase, we are in discussions with our third-party lenders to replace AEM’s $450 million committed revolving credit facility with a $200 million three-year committed revolving credit facility with an accordion feature that could increase AEM’s borrowing capacity to $500 million. As a result of consolidating and reducing the amounts available under our facilities, we expect to reduce our short-term financing costs.

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

Debt Covenants

We were in compliance with all of our debt covenants as of September 30, 2010. Our debt covenants are described in Note 6 to the consolidated financial statements.

Capitalization

The following table presents our capitalization as of September 30, 2010 and 2009:

	September 30
	2010		2009
	(In thousands, except percentages)

Short-term debt	$126,100	2.8%	$72,550	1.6%
Long-term debt	2,169,682	48.5%	2,169,531	49.1%
Shareholders’ equity	2,178,348	48.7%	2,176,761	49.3%

Total capitalization, including short-term debt	$4,474,130	100.0%	$4,418,842	100.0%

Total debt as a percentage of total capitalization, including short-term debt, was 51.3 percent and 50.7 percent at September 30, 2010 and 2009. The increase in the debt to capitalization ratio primarily reflects an increase in short-term debt as of September 30, 2010 compared to the prior year. Our ratio of total debt to capitalization is typically greater during the winter heating season as we make additional short-term borrowings to fund natural gas purchases and meet our working capital requirements. We intend to maintain our debt to capitalization ratio in a target range of 50 to 55 percent.

Contractual Obligations and Commercial Commitments

The following table provides information about contractual obligations and commercial commitments at September 30, 2010.

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Contractual Obligations
Long-term debt(1)	$2,172,696	$360,131	$252,565	$500,000	$1,060,000
Short-term debt(1)	126,100	126,100	—	—	—
Interest charges(2)	1,040,151	130,826	219,726	179,347	510,252
Gas purchase commitments(3)	346,186	264,525	79,758	1,903	—
Capital lease obligations(4)	1,380	186	372	372	450
Operating leases(4)	217,184	18,240	33,407	31,207	134,330
Demand fees for contracted storage(5)	26,305	13,332	10,243	2,730	—
Demand fees for contracted transportation(6)	32,422	8,678	15,744	7,759	241
Financial instrument obligations(7)	58,597	49,673	8,924	—	—
Postretirement benefit plan contributions(8)	154,511	13,006	24,584	29,882	87,039
Uncertain tax positions (including interest)(9)	6,731	—	6,731	—	—

Total contractual obligations	$4,182,263	$984,697	$652,054	$753,200	$1,792,312

(1)	See Note 6 to the consolidated financial statements.

(2)	Interest charges were calculated using the stated rate for each debt issuance.

(3)	Gas purchase commitments were determined based upon contractually determined volumes at prices estimated based upon the index specified in the contract, adjusted for estimated basis differentials and contractual discounts as of September 30, 2010.

(4)	See Note 13 to the consolidated financial statements.

(5)	Represents third party contractual demand fees for contracted storage in our natural gas marketing and pipeline, storage and other segments. Contractual demand fees for contracted storage for our natural gas distribution segment are excluded as these costs are fully recoverable through our purchase gas adjustment mechanisms.

(6)	Represents third party contractual demand fees for transportation in our natural gas marketing segment.

(7)	Represents liabilities for natural gas commodity financial instruments that were valued as of September 30, 2010. The ultimate settlement amounts of these remaining liabilities are unknown because they are subject to continuing market risk until the financial instruments are settled.

(8)	Represents expected contributions to our postretirement benefit plans.

(9)	Represents liabilities associated with uncertain tax positions claimed or expected to be claimed on tax returns.

AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At September 30, 2010, AEM was committed to purchase 69.5 Bcf within one year, 28.4 Bcf within one to three years and 3.2 Bcf after three years under indexed contracts. AEM is committed to purchase 3.1 Bcf within one year and 0.3 Bcf within one to three years under fixed price contracts with prices ranging from $3.55 to $6.36 per Mcf.

With the exception of our Mid-Tex Division, our natural gas distribution segment maintains supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of the individual contract. Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market prices. The estimated commitments under these contract terms as of September 30, 2010 are reflected in the table above.

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

The following table shows the components of the change in fair value of our natural gas distribution segment’s financial instruments for the fiscal year ended September 30, 2010 (in thousands):

Fair value of contracts at September 30, 2009	$(14,166)
Contracts realized/settled	(34,575)
Fair value of new contracts	(6,764)
Other changes in value	5,905

Fair value of contracts at September 30, 2010	$(49,600)

The fair value of our natural gas distribution segment’s financial instruments at September 30, 2010, is presented below by time period and fair value source:

	Fair Value of Contracts at September 30, 2010
	Maturity in Years
	Less			Greater	Total Fair
Source of Fair Value	Than 1	1-3	4-5	Than 5	Value
	(In thousands)

Prices actively quoted	$(46,723)	$(2,877)	$—	$—	$(49,600)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(46,723)	$(2,877)	$—	$—	$(49,600)

The following table shows the components of the change in fair value of our natural gas marketing segment’s financial instruments for the fiscal year ended September 30, 2010 (in thousands):

Fair value of contracts at September 30, 2009	$26,698
Contracts realized/settled	(34,170)
Fair value of new contracts	—
Other changes in value	(4,902)

Fair value of contracts at September 30, 2010	(12,374)
Netting of cash collateral	24,889

Cash collateral and fair value of contracts at September 30, 2010	$12,515

The fair value of our natural gas marketing segment’s financial instruments at September 30, 2010, is presented below by time period and fair value source.

	Fair Value of Contracts at September 30, 2010
	Maturity in Years
	Less			Greater	Total Fair
Source of Fair Value	Than 1	1-3	4-5	Than 5	Value
	(In thousands)

Prices actively quoted	$(7,264)	$(5,096)	$(14)	$—	$(12,374)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(7,264)	$(5,096)	$(14)	$—	$(12,374)

Employee Benefit Programs

An important element of our total compensation program, and a significant component of our operation and maintenance expense, is the offering of various benefit programs to our employees. These programs include medical and dental insurance coverage and pension and postretirement programs.

Medical and Dental Insurance

We offer medical and dental insurance programs to substantially all of our employees, and we believe these programs are consistent with other programs in our industry. Since 2005, we have experienced medical and prescription inflation of approximately seven percent. In recent years, we have strived to actively manage our health care costs through the introduction of a wellness strategy that is focused on helping employees to identify health risks and to manage these risks through improved lifestyle choices.

Net Periodic Pension and Postretirement Benefit Costs

For the fiscal year ended September 30, 2010, our total net periodic pension and other benefits costs was $50.8 million, compared with $50.2 million and $47.9 million for the fiscal years ended September 30, 2009 and 2008. These costs relating to our natural gas distribution operations are recoverable through our gas distribution rates. A portion of these costs is capitalized into our gas distribution rate base, and the remaining costs are recorded as a component of operation and maintenance expense.

The increase in total net periodic pension and other benefits costs during fiscal 2010 compared with fiscal 2009 primarily reflects the decline in fair value of our plan assets. The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. At our September 30, 2009 measurement date, the interest rates were slightly lower than the interest rates at September 30, 2008, the measurement date used to determine our fiscal 2009 net periodic cost. Our expected return on our pension plan assets remained constant at 8.25%.

The increase in total net periodic pension and other benefits costs during fiscal 2009 compared with fiscal 2008 primarily reflects the change in assumptions we made during our annual pension plan valuation completed September 30, 2008. The discount rate used to compute the present value of a plan’s liabilities generally was based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. At our September 30, 2008 measurement date, the interest rates were approximately 130 basis points higher than the interest rates at June 30, 2007, the measurement date used to determine our fiscal 2008 net periodic cost. The corresponding increase in the discount rate was the primary driver for the increase in our fiscal 2009 pension and benefit costs. Our expected return on our pension plan assets remained constant at 8.25%.

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

During fiscal 2010, we did not contribute cash to our pension plans as the fair value of the plans’ assets recovered somewhat during the year from the unfavorable market conditions experienced in the latter half of calendar year 2008 and our plan assets were sufficient to achieve a desirable funding threshold as established by the Pension Protection Act of 2006 (PPA). During fiscal 2009, we contributed $21.0 million to our pension plans to achieve the same desired level of funding as established by the PPA. During fiscal 2008, we voluntarily contributed $2.3 million to the Atmos Energy Corporation Retirement Plan for Mississippi Valley Gas Union Employees. This contribution achieved a desired level of funding for this plan for the 2007 plan year.

We contributed $11.8 million, $10.1 million and $9.6 million to our postretirement benefits plans for the fiscal years ended September 30, 2010, 2009 and 2008. The contributions represent the portion of the postretirement costs we are responsible for under the terms of our plan and minimum funding required by state regulatory commissions.

Outlook for Fiscal 2011 and Beyond

As of September 30, 2010, interest and corporate bond rates utilized to determine our discount rates, which impacted our fiscal 2011 net periodic pension and postretirement costs, were lower than the interest and corporate bond rates as of September 30, 2009, the measurement date for our fiscal 2010 net periodic cost. As a result of the lower interest and corporate bond rates, we decreased the discount rate used to determine our fiscal 2011 pension and benefit costs to 5.39 percent. We maintained the expected return on our pension plan assets at 8.25 percent, despite the recent uncertainty in the financial markets as we believe this rate reflects the average rate of expected earnings on plan assets that will fund our projected benefit obligation. Although the fair value of our plan assets has declined as the financial markets have declined, the impact of this decline is partially mitigated by the fact that assets are smoothed for purposes of determining net periodic pension cost which results in asset gains and losses that are recognized over time as a component of net periodic pension and benefit costs for our Pension Account Plan, our largest funded plan. Due to the decline in the fair value of our plan assets, we expect our fiscal 2011 pension and postretirement medical costs to increase compared to fiscal 2010. Based upon market conditions subsequent to September 30, 2010, the current funded position of the plans and the new funding requirements under the PPA, we believe it is reasonably possible that we will be required to contribute to the Plans in fiscal 2011. Further, we will consider whether an additional voluntary contribution is prudent to maintain certain PPA funding thresholds. However, we cannot anticipate with certainty whether such contributions will be made and the amount of such contributions. With respect to our postretirement medical plans, we anticipate contributing approximately $13.0 million during fiscal 2011.

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

In August 2010, the Board of Directors of Atmos Energy approved a proposal to close the Pension Account Plan (PAP) to new participants, effective October 1, 2010. Employees participating in the PAP as of October 1, 2010 will be allowed to make a one-time election to migrate from the PAP into our defined contribution plan with enhanced features, effective January 1, 2011. Participants who choose to remain in the PAP will continue to earn benefits and interest allocations with no changes to their existing benefits.

In March 2010, President Obama signed The Patient Protection and Affordable Care Act into law (the “Health Care Reform Act”). The Health Care Reform Act will be phased in over an eight-year period. Although we are still assessing the impact of the Health Care Reform Act on the health care benefits we provide to our employees, the design of our health care plans has already changed in order to comply with provisions of the Health Care Reform Act that have already gone into effect or will be going into effect in 2011. For example, lifetime maximums on benefits have been eliminated, coverage for dependent children has been extended to age 26 and all costs of preventive coverage must be paid for by the insurer. In 2014, health insurance exchanges will open in each state in order to provide a competitive marketplace for purchasing health insurance by individuals. Companies who offer health insurance to their employees could face a substantial increase in premiums at that time if they choose to continue to provide such coverage. However, companies who elect to cease providing health insurance to their employees will be faced with paying significant penalties to the federal government for each employee who receives coverage through an exchange. We will continue to monitor all developments on health care reform and continue to comply with all existing relevant laws and regulations.

For fiscal 2011, we anticipate an approximate 10 percent medical and prescription drug inflation rate, primarily due to anticipated higher claims costs and the initial implementation of the Health Care Reform Act.

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

Natural gas marketing and pipeline, storage and other segments

Our natural gas marketing segment is also exposed to risks associated with changes in the market price of natural gas. For our natural gas marketing segment, we use a sensitivity analysis to estimate commodity price risk. For purposes of this analysis, we estimate commodity price risk by applying a $0.50 change in the forward NYMEX price to our net open position (including existing storage and related financial contracts) at the end of each period. Based on AEH’s net open position (including existing storage and related financial contracts) at September 30, 2010 of 0.1 Bcf, a $0.50 change in the forward NYMEX price would have had a $0.1 million impact on our consolidated net income.

Changes in the difference between the indices used to mark to market our physical inventory (Gas Daily) and the related fair-value hedge (NYMEX) can result in volatility in our reported net income; but, over time, gains and losses on the sale of storage gas inventory will be offset by gains and losses on the fair-value hedges. Based upon our net physical position at September 30, 2010 and assuming our hedges would still qualify as highly effective, a $0.50 change in the difference between the Gas Daily and NYMEX indices would impact our reported net income by approximately $4.8 million.

Additionally, these changes could cause us to recognize a risk management liability, which would require us to place cash into an escrow account to collateralize this liability position. This, in turn, would reduce the amount of cash we would have on hand to fund our working capital needs.

Interest Rate Risk

Our earnings are exposed to changes in short-term interest rates associated with our short-term commercial paper program and other short-term borrowings. We use a sensitivity analysis to estimate our short-term interest rate risk. For purposes of this analysis, we estimate our short-term interest rate risk as the difference between our actual interest expense for the period and estimated interest expense for the period assuming a hypothetical average one percent increase in the interest rates associated with our short-term borrowings. Had interest rates associated with our short-term borrowings increased by an average of one percent, our interest expense would have increased by approximately $1.5 million during 2010.

As of September 30, 2010, we were not engaged in other activities that would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates or market commodity prices.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of
Atmos Energy Corporation

We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation as of September 30, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atmos Energy Corporation at September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the financial information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Atmos Energy Corporation’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Dallas, Texas
November 12, 2010

ATMOS ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30
	2010	2009
	(In thousands,
	except share data)

ASSETS
Property, plant and equipment	$6,384,396	$5,981,420
Construction in progress	157,922	105,198

	6,542,318	6,086,618
Less accumulated depreciation and amortization	1,749,243	1,647,515

Net property, plant and equipment	4,793,075	4,439,103
Current assets
Cash and cash equivalents	131,952	111,203
Accounts receivable, less allowance for doubtful accounts of $12,701 in 2010 and $11,478 in 2009	273,207	232,806
Gas stored underground	319,038	352,728
Other current assets	150,995	132,203

Total current assets	875,192	828,940
Goodwill and intangible assets	740,148	740,064
Deferred charges and other assets	355,376	358,976

	$6,763,791	$6,367,083

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding:
2010 — 90,164,103 shares, 2009 — 92,551,709 shares	$451	$463
Additional paid-in capital	1,714,364	1,791,129
Accumulated other comprehensive loss	(23,372)	(20,184)
Retained earnings	486,905	405,353

Shareholders’ equity	2,178,348	2,176,761
Long-term debt	1,809,551	2,169,400

Total capitalization	3,987,899	4,346,161
Commitments and contingencies
Current liabilities
Accounts payable and accrued liabilities	266,208	207,421
Other current liabilities	413,640	457,319
Short-term debt	126,100	72,550
Current maturities of long-term debt	360,131	131

Total current liabilities	1,166,079	737,421
Deferred income taxes	829,128	570,940
Regulatory cost of removal obligation	350,521	344,403
Deferred credits and other liabilities	430,164	368,158

	$6,763,791	$6,367,083

See accompanying notes to consolidated financial statements

ATMOS ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30
	2010	2009	2008
	(In thousands, except per share data)

Operating revenues
Natural gas distribution segment	$2,912,493	$2,984,765	$3,655,130
Regulated transmission and storage segment	203,013	209,658	195,917
Natural gas marketing segment	2,151,264	2,336,847	4,287,862
Pipeline, storage and other segment	35,318	41,924	31,709
Intersegment eliminations	(512,398)	(604,114)	(949,313)

	4,789,690	4,969,080	7,221,305
Purchased gas cost
Natural gas distribution segment	1,863,046	1,960,137	2,649,064
Regulated transmission and storage segment	—	—	—
Natural gas marketing segment	2,065,313	2,252,235	4,194,841
Pipeline, storage and other segment	7,178	12,428	3,396
Intersegment eliminations	(510,788)	(602,422)	(947,322)

	3,424,749	3,622,378	5,899,979

Gross profit	1,364,941	1,346,702	1,321,326
Operating expenses
Operation and maintenance	468,038	494,010	500,234
Depreciation and amortization	216,960	217,208	200,442
Taxes, other than income	190,507	182,700	192,755
Asset impairments	—	5,382	—

Total operating expenses	875,505	899,300	893,431

Operating income	489,436	447,402	427,895
Miscellaneous income (expense), net	(339)	(3,303)	2,731
Interest charges	154,471	152,830	137,922

Income before income taxes	334,626	291,269	292,704
Income tax expense	128,787	100,291	112,373

Net income	$205,839	$190,978	$180,331

Per share data
Basic net income per share	$2.22	$2.08	$2.00

Diluted net income per share	$2.20	$2.07	$1.99

Weighted average shares outstanding:
Basic	91,852	91,117	89,385

Diluted	92,422	91,620	89,941

See accompanying notes to consolidated financial statements

ATMOS ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other
	Number of	Stated	Paid-in	Comprehensive	Retained
	Shares	Value	Capital	Loss	Earnings	Total
	(In thousands, except share and per share data)

Balance, September 30, 2007	89,326,537	$447	$1,700,378	$(16,198)	$281,127	$1,965,754
Comprehensive income:
Net income	—	—	—	—	180,331	180,331
Unrealized holding losses on investments, net	—	—	—	(1,897)	—	(1,897)
Treasury lock agreements, net	—	—	—	3,148	—	3,148
Cash flow hedges, net	—	—	—	(21,000)	—	(21,000)

Total comprehensive income						160,582
Retroactive charge to record initial
uncertain tax positions	—	—	—	—	(569)	(569)
Cash dividends ($1.30 per share)	—	—	—	—	(117,288)	(117,288)
Common stock issued:
Direct stock purchase plan	388,485	2	10,333	—	—	10,335
Retirement savings plan	558,014	3	15,116	—	—	15,119
1998 Long-term incentive plan	538,450	2	5,592	—	—	5,594
Employee stock-based compensation	—	—	12,878	—	—	12,878
Outside directors stock-for-fee plan	3,197	—	87	—	—	87

Balance, September 30, 2008	90,814,683	454	1,744,384	(35,947)	343,601	2,052,492
Comprehensive income:
Net income	—	—	—	—	190,978	190,978
Unrealized holding losses on investments, net	—	—	—	(1,820)	—	(1,820)
Other than temporary impairment of
investments, net	—	—	—	3,370	—	3,370
Treasury lock agreements, net	—	—	—	3,606	—	3,606
Cash flow hedges, net	—	—	—	10,607	—	10,607

Total comprehensive income						206,741
Change in measurement date for
employee benefit plans	—	—	—	—	(7,766)	(7,766)
Cash dividends ($1.32 per share)	—	—	—	—	(121,460)	(121,460)
Common stock issued:
Direct stock purchase plan	407,262	2	8,743	—	—	8,745
Retirement savings plan	640,639	3	16,571	—	—	16,574
1998 Long-term incentive plan	686,046	4	8,075	—	—	8,079
Employee stock-based compensation	—	—	13,280	—	—	13,280
Outside directors stock-for-fee plan	3,079	—	76	—	—	76

Balance, September 30, 2009	92,551,709	463	1,791,129	(20,184)	405,353	2,176,761
Comprehensive income:
Net income	—	—	—	—	205,839	205,839
Unrealized holding gains on investments, net	—	—	—	1,745	—	1,745
Treasury lock agreements, net	—	—	—	2,030	—	2,030
Cash flow hedges, net	—	—	—	(6,963)	—	(6,963)

Total comprehensive income						202,651
Repurchase of common stock	(2,958,580)	(15)	(100,435)	—	—	(100,450)
Repurchase of equity awards	(37,365)	—	(1,191)	—	—	(1,191)
Cash dividends ($1.34 per share)	—	—	—	—	(124,287)	(124,287)
Common stock issued:
Direct stock purchase plan	103,529	1	2,881	—	—	2,882
Retirement savings plan	79,722	—	2,281	—	—	2,281
1998 Long-term incentive plan	421,706	2	8,708	—	—	8,710
Employee stock-based compensation	—	—	10,894	—	—	10,894
Outside directors stock-for-fee plan	3,382	—	97	—	—	97

Balance, September 30, 2010	90,164,103	$451	$1,714,364	$(23,372)	$486,905	$2,178,348

See accompanying notes to consolidated financial statements

ATMOS ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2010	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$205,839	$190,978	$180,331
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	—	5,382	—
Depreciation and amortization:
Charged to depreciation and amortization	216,960	217,208	200,442
Charged to other accounts	173	94	147
Deferred income taxes	196,731	129,759	97,940
Stock-based compensation	12,655	14,494	14,032
Debt financing costs	11,908	10,364	10,665
Other	(1,245)	(1,177)	(5,492)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(40,401)	244,713	(97,018)
(Increase) decrease in gas stored underground	54,014	194,287	(54,726)
(Increase) decrease in other current assets	(18,387)	117,737	(120,882)
(Increase) decrease in deferred charges and other assets	14,886	(106,231)	22,476
Increase (decrease) in accounts payable and accrued liabilities	58,069	(181,978)	39,902
Increase (decrease) in other current liabilities	(48,992)	(717)	60,026
Increase in deferred credits and other liabilities	64,266	84,320	23,090

Net cash provided by operating activities	726,476	919,233	370,933
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(542,636)	(509,494)	(472,273)
Other, net	(66)	(7,707)	(10,736)

Net cash used in investing activities	(542,702)	(517,201)	(483,009)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term debt	54,268	(283,981)	200,174
Net proceeds from issuance of long-term debt	—	445,623	—
Settlement of Treasury lock agreement	—	1,938	—
Repayment of long-term debt	(131)	(407,353)	(10,284)
Cash dividends paid	(124,287)	(121,460)	(117,288)
Repurchase of common stock	(100,450)	—	—
Repurchase of equity awards	(1,191)	—	—
Issuance of common stock	8,766	27,687	25,466

Net cash provided by (used in) financing activities	(163,025)	(337,546)	98,068

Net increase (decrease) in cash and cash equivalents	20,749	64,486	(14,008)
Cash and cash equivalents at beginning of year	111,203	46,717	60,725

Cash and cash equivalents at end of year	$131,952	$111,203	$46,717

See accompanying notes to consolidated financial statements

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

Atmos Energy Corporation (“Atmos Energy” or the “Company”) and our subsidiaries are engaged primarily in the regulated natural gas distribution and transmission and storage businesses as well as certain other nonregulated businesses. Through our natural gas distribution business, we deliver natural gas through sales and transportation arrangements to over three million residential, commercial, public-authority and industrial customers through our six regulated natural gas distribution divisions in the service areas described below:

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

Our natural gas marketing operations are conducted through Atmos Energy Marketing, LLC (AEM), which is wholly-owned by AEH. AEM provides a variety of natural gas management services to municipalities, natural gas utility systems and industrial natural gas customers, primarily in the southeastern and midwestern states and to our Colorado-Kansas, Kentucky/Mid-States and Louisiana divisions. These services consist primarily of furnishing natural gas supplies at fixed and market-based prices, contract negotiation and administration, load forecasting, gas storage acquisition and management services, transportation services, peaking sales and balancing services, capacity utilization strategies and gas price hedging through the use of financial instruments.

Our pipeline, storage and other segment consists primarily of the operations of Atmos Pipeline and Storage, LLC (APS). APS owns and operates a 21 mile pipeline located in New Orleans, Louisiana. This

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We record regulatory assets as a component of other current assets and deferred charges and other assets for costs that have been deferred for which future recovery through customer rates is considered probable. Regulatory liabilities are recorded either on the face of the balance sheet or as a component of current liabilities, deferred income taxes or deferred credits and other liabilities when it is probable that revenues will

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be reduced for amounts that will be credited to customers through the ratemaking process. Significant regulatory assets and liabilities as of September 30, 2010 and 2009 included the following:

	September 30
	2010	2009
	(In thousands)

Regulatory assets:
Pension and postretirement benefit costs	$209,564	$197,743
Merger and integration costs, net	6,714	7,161
Deferred gas costs	22,701	22,233
Regulatory cost of removal asset	31,014	23,317
Environmental costs	805	866
Rate case costs	4,505	5,923
Deferred franchise fees	1,161	10,014
Deferred income taxes, net	—	639
Other	1,046	6,218

	$277,510	$274,114

Regulatory liabilities:
Deferred gas costs	$43,333	$110,754
Regulatory cost of removal obligation	381,474	358,745
Other	6,112	7,960

	$430,919	$477,459

Currently, authorized rates do not include a return on certain of our merger and integration costs; however, we recover the amortization of these costs. Merger and integration costs, net, are generally amortized on a straight-line basis over estimated useful lives ranging up to 20 years. Environmental costs have been deferred to be included in future rate filings in accordance with rulings received from various state regulatory commissions. During the fiscal years ended September 30, 2010, 2009 and 2008, we recognized $0.4 million, $0.4 million and $0.4 million in amortization expense related to these costs.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gas cost adjustments, but they provide a dollar-for-dollar offset to increases or decreases in our natural gas distribution segment’s gas costs. The effects of these purchased gas cost adjustment mechanisms are recorded as deferred gas costs on our balance sheet.

Operating revenues for our natural gas marketing segment and the associated carrying value of natural gas inventory (inclusive of storage costs) are recognized when we sell the gas and physically deliver it to our customers. Operating revenues include realized gains and losses arising from the settlement of financial instruments used in our natural gas marketing activities and unrealized gains and losses arising from changes in the fair value of natural gas inventory designated as a hedged item in a fair value hedge and the associated financial instruments. For the fiscal years ended September 30, 2010, 2009 and 2008, we included unrealized gains (losses) on open contracts of $(10.8) million, $(28.4) million and $25.5 million as a component of natural gas marketing revenues.

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

Regulated property, plant and equipment — Regulated property, plant and equipment is stated at original cost, net of contributions in aid of construction. The cost of additions includes direct construction costs, payroll related costs (taxes, pensions and other fringe benefits), administrative and general costs and an allowance for funds used during construction. The allowance for funds used during construction represents the estimated cost of funds used to finance the construction of major projects and are capitalized in the rate base for ratemaking purposes when the completed projects are placed in service. Interest expense of $3.9 million, $4.9 million and $2.9 million was capitalized in 2010, 2009 and 2008.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Regulated property, plant and equipment is depreciated at various rates on a straight-line basis. These rates are approved by our regulatory commissions and are comprised of two components: one based on average service life and one based on cost of removal. Accordingly, we recognize our cost of removal expense as a component of depreciation expense. The related cost of removal accrual is reflected as a regulatory liability on the consolidated balance sheet. At the time property, plant and equipment is retired, removal expenses less salvage, are charged to the regulatory cost of removal accrual. The composite depreciation rate was 3.5 percent, 3.8 percent and 3.7 percent for the fiscal years ended September 30, 2010, 2009 and 2008.

Nonregulated property, plant and equipment — Nonregulated property, plant and equipment is stated at cost. Depreciation is generally computed on the straight-line method for financial reporting purposes based upon estimated useful lives ranging from three to 41 years.

Asset retirement obligations — We record a liability at fair value for an asset retirement obligation when the legal obligation to retire the asset has been incurred with an offsetting increase to the carrying value of the related asset. Accretion of the asset retirement obligation due to the passage of time is recorded as an operating expense.

As of September 30, 2010 and 2009, we recorded asset retirement obligations of $11.4 million and $13.0 million. Additionally, we recorded $3.8 million and $3.9 million of asset retirement costs as a component of property, plant and equipment that will be depreciated over the remaining life of the underlying associated assets.

We believe we have a legal obligation to retire our natural gas storage facilities. However, we have not recognized an asset retirement obligation associated with our storage facilities because we are not able to determine the settlement date of this obligation as we do not anticipate taking our storage facilities out of service permanently. Therefore, we cannot reasonably estimate the fair value of this obligation.

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

Marketable securities — As of September 30, 2010 and 2009, all of our marketable securities were classified as available-for-sale. In accordance with the authoritative accounting standards, these securities are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). We regularly evaluate the performance of these investments on a fund by fund

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis for impairment, taking into consideration the fund’s purpose, volatility and current returns. If a determination is made that a decline in fair value is other than temporary, the related fund is written down to its estimated fair value.

Due to the deterioration of the financial markets in late calendar 2008 and early calendar 2009 and the uncertainty of a full recovery of these investments given the then current economic environment, we recorded a $5.4 million noncash charge to impair certain available-for-sale investments during fiscal 2009.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Gains and losses from hedge ineffectiveness are recognized in the income statement. Fair value and cash flow hedge ineffectiveness arising from natural gas market price differences between the locations of the hedged inventory and the delivery location specified in the financial instruments is referred to as basis ineffectiveness. Ineffectiveness arising from changes in the fair value of the fair value hedges due to changes in the difference between the spot price and the futures price, as well as the difference between the timing of the settlement of the futures and the valuation of the underlying physical commodity is referred to as timing ineffectiveness.

In our natural gas marketing segment, we also utilize master netting agreements with significant counterparties that allow us to offset gains and losses arising from financial instruments that may be settled in cash with gains and losses arising from financial instruments that may be settled with the physical commodity. Assets and liabilities from risk management activities, as well as accounts receivable and payable, reflect the master netting agreements in place. Additionally, the accounting guidance for master netting arrangements requires us to include the fair value of cash collateral or the obligation to return cash in the amounts that have been netted under master netting agreements used to offset gains and losses arising from financial instruments. As of September 30, 2010 and 2009, the Company netted $24.9 million and $11.7 million of cash held in margin accounts into its current risk management assets and liabilities.

Financial Instruments Associated with Interest Rate Risk

We periodically manage interest rate risk, typically when we issue new or refinance existing long-term debt. In fiscal 2010 and in prior years, we entered into Treasury lock agreements to fix the Treasury yield component of the interest cost associated with anticipated financings. We designated these Treasury lock agreements as a cash flow hedge of an anticipated transaction at the time the agreements were executed. Accordingly, unrealized gains and losses associated with the Treasury lock agreements were recorded as a component of accumulated other comprehensive income (loss). When the Treasury locks were settled, the realized gain or loss was recorded as a component of accumulated other comprehensive income (loss) and is being recognized as a component of interest expense over the life of the related financing arrangement.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these assets and liabilities represent the best information available with respect to closing exchange and over-the-counter quotations, time value and volatility factors underlying the assets and liabilities.

Fair-value estimates also consider our own creditworthiness and the creditworthiness of the counterparties involved. Our counterparties consist primarily of financial institutions and major energy companies. This concentration of counterparties may materially impact our exposure to credit risk resulting from market, economic or regulatory conditions. Adverse developments in the last few years in the global financial and credit markets have periodically made it more difficult and more expensive for companies to access the short-term capital markets, which may negatively impact the creditworthiness of our counterparties. Any further tightening of the credit markets could cause more of our counterparties to fail to perform. We seek to minimize counterparty credit risk through an evaluation of their financial condition and credit ratings and the use of collateral requirements under certain circumstances.

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

Level 1 — Represents unadjusted quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is defined as a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 measurements consist primarily of exchange-traded financial instruments, gas stored underground that has been designated as the hedged item in a fair value hedge and our available-for-sale securities. The Level 1 measurements for investments in our Master Trust, Supplemental Executive Benefit Plan and postretirement benefit plan consist primarily of exchange-traded financial instruments.

Level 2 — Represents pricing inputs other than quoted prices included in Level 1 that are either directly or indirectly observable for the asset or liability as of the reporting date. These inputs are derived principally from, or corroborated by, observable market data. Our Level 2 measurements primarily consist of non-exchange-traded financial instruments, such as over-the-counter options and swaps where market data for pricing is observable. The Level 2 measurements for investments in our Master Trust, Supplemental Executive Benefit Plan and postretirement benefit plan consist primarily of non-exchange traded financial instruments such as common collective trusts and investments in limited partnerships.

Level 3 — Represents generally unobservable pricing inputs which are developed based on the best information available, including our own internal data, in situations where there is little if any market activity for the asset or liability at the measurement date. The pricing inputs utilized reflect what a market participant would use to determine fair value. Our Master Trust has investments in real estate that qualify as Level 3 fair value measurements. Currently, we have no other assets or liabilities recorded at fair value that would qualify for Level 3 reporting.

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

In August 2010, the Board of Directors of Atmos Energy approved a proposal to close the Pension Account Plan (PAP) to new participants, effective October 1, 2010. Employees participating in the PAP as of October 1, 2010 will be allowed to make a one-time election to migrate from the PAP into our defined contribution plan which has been enhanced, effective January 1, 2011. Participants who choose to remain in the PAP will continue to earn benefits and interest allocations with no changes to their existing benefits.

The discount rate is utilized principally in calculating the actuarial present value of our pension and postretirement obligation and net pension and postretirement cost. When establishing our discount rate, we consider high quality corporate bond rates based on bonds available in the marketplace that are suitable for settling the obligations, changes in those rates from the prior year and the implied discount rate that is derived from matching our projected benefit disbursements with currently available high quality corporate bonds.

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

The market-related value of our plan assets represents the fair market value of the plan assets, adjusted to smooth out short-term market fluctuations over a five-year period. The use of this calculation will delay the impact of current market fluctuations on the pension expense for the period.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accumulated other comprehensive loss — Accumulated other comprehensive loss, net of tax, as of September 30, 2010 and 2009, consisted of the following unrealized gains (losses):

	September 30
	2010	2009
	(In thousands)

Unrealized holding gains on investments	$4,205	$2,460
Treasury lock agreements	(5,468)	(7,498)
Cash flow hedges	(22,109)	(15,146)

	$(23,372)	$(20,184)

Subsequent events — We have evaluated subsequent events from the September 30, 2010 balance sheet date through the date these financial statements were filed with the Securities and Exchange Commission. Except as discussed in Note 6, no events occurred subsequent to the balance sheet date that would require recognition or disclosure in the financial statements.

Recent accounting pronouncements — During the year ended September 30, 2010, six new accounting standards became applicable to the Company. Except as indicated below, the adoption of these standards did not have a material impact on our financial position, results of operations or cash flows. There were no other significant changes to our accounting policies during the year ended September 30, 2010.

The determination of participating securities in the basic earnings per share calculation - The Financial Accounting Standards Board (FASB) issued guidance related to determining whether instruments granted in share-based payment transactions are considered participating securities. The FASB determined that non-vested share-based payments with a nonforfeitable right to dividends or dividend equivalents are participating securities and, as a result, companies with these types of participating securities must use the two-class method to compute earnings per share. Based on this guidance, the Company is required to calculate earnings per share using the two-class method and will include non-vested restricted stock and restricted stock units for which vesting is only predicated upon the passage of time in the basic earnings per share calculation. Non-vested restricted stock and restricted stock units for which vesting is predicated, in part upon the achievement of specified performance targets, continue to be excluded from the calculation of earnings per share. Although the provisions of this standard were effective for us as of October 1, 2009, prior-period earnings per share data must be recalculated and adjusted accordingly. The calculation of basic and diluted earnings per share pursuant

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the two-class method is presented in Note 10. The application of the two-class method resulted in the following changes to basic and diluted earnings per share for the years ended September 30, 2009 and 2008.

	Year Ended	Year Ended
	September 30, 2009	September 30, 2008
	(In thousands, except per share amounts)

Basic Earnings Per Share
Basic EPS — as previously reported	$2.10	$2.02
Basic EPS — as adjusted	$2.08	$2.00
Weighted average shares outstanding — as previously reported	91,117	89,385
Weighted average shares outstanding — as adjusted	91,117	89,385
Diluted Earnings Per Share
Diluted EPS — as previously reported	$2.08	$2.00
Diluted EPS — as adjusted	$2.07	$1.99
Weighted average shares outstanding — as previously reported	92,024	90,272
Weighted average shares outstanding — as adjusted	91,620	89,941

Fair value measurements of plan assets of a defined benefit pension or other postretirement plan — This guidance requires employers to disclose annually information about fair value measurements of the assets of a defined benefit pension or other postretirement plan in a manner similar to the requirements established for financial and non-financial assets. The objectives of the required disclosures are to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets and significant concentrations of risk within plan assets. These disclosures appear in Note 8 for the year ended September 30, 2010.

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

Accounting and reporting for minority interests — In December 2007, the FASB issued guidance related to the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changed the accounting for transactions with minority interest holders beginning October 1, 2009. As of September 30, 2010, Atmos Energy did not have any transactions with minority interest holders.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value disclosures — The FASB issued guidance that requires new disclosures surrounding fair value measurements to enhance the existing disclosure requirements including 1) information about transfers in and out of Level 1 and Level 2 fair value measurements as well as a detailed reconciliation of activity in Level 3 fair value measurements; 2) a more detailed level of disaggregation for each class of assets and liabilities; and 3) a requirement to disclose information about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures became effective for us on January 1, 2010, except for the disclosures related to the detailed reconciliation of Level 3 fair value measurements, which will become effective for us on October 1, 2011. As a result of adopting this standard, beginning in our second fiscal quarter we added a disclosure about the valuation techniques and inputs we used to measure fair value for our Level 2 recurring and nonrecurring fair value measurements, which is included in Note 5. As of September 30, 2010, we did not have any Level 3 fair value measurements. Our Master Trust holds an investment in real estate which is classified as a Level 3 fair value measurement at September 30, 2010.

3.	Goodwill and Intangible Assets

Goodwill and intangible assets were comprised of the following as of September 30, 2010 and 2009:

	September 30
	2010	2009
	(In thousands)

Goodwill	$739,314	$738,603
Intangible assets	834	1,461

Total	$740,148	$740,064

The following presents our goodwill balance allocated by segment and changes in the balance for the fiscal year ended September 30, 2010:

		Regulated
	Natural Gas	Transmission	Natural Gas	Pipeline, Storage
	Distribution	and Storage	Marketing	and Other
	Segment	Segment	Segment	Segment	Total
	(In thousands)

Balance as of September 30, 2009	$571,592	$132,300	$24,282	$10,429	$738,603
Deferred tax adjustments on prior acquisitions(1)	670	41	—	—	711

Balance as of September 30, 2010	$572,262	$132,341	$24,282	$10,429	$739,314

(1)	During the preparation of the fiscal 2010 tax provision, we adjusted certain deferred taxes recorded in connection with acquisitions completed in fiscal 2001 and fiscal 2004, which resulted in an increase to goodwill and net deferred tax liabilities of $0.7 million.

Information regarding our intangible assets is reflected in the following table. As of September 30, 2010 and 2009, we had no intangible assets with indefinite lives.

		September 30, 2010			September 30, 2009
	Useful	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
(In thousands)

Customer contracts	10	$6,926	$(6,092)	$834	$6,926	$(5,465)	$1,461

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents actual amortization expense recognized during 2010 and an estimate of future amortization expense based upon our intangible assets at September 30, 2010.

Amortization expense (in thousands):
Actual for the fiscal year ending September 30, 2010	$627
Estimated for the fiscal year ending:
September 30, 2011	$627
September 30, 2012	43
September 30, 2013	43
September 30, 2014	43
September 30, 2015	43

4.	Financial Instruments

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

As discussed in Note 2, we report our financial instruments as risk management assets and liabilities, each of which is classified as current or noncurrent based upon the anticipated settlement date of the underlying financial instrument. The following table shows the fair values of our risk management assets and liabilities by segment at September 30, 2010 and 2009:

	Natural Gas	Natural Gas
	Distribution	Marketing	Total
	(In thousands)

September 30, 2010
Assets from risk management activities, current(1)	$2,219	$18,356	$20,575
Assets from risk management activities, noncurrent	47	890	937
Liabilities from risk management activities, current(1)	(48,942)	(731)	(49,673)
Liabilities from risk management activities, noncurrent	(2,924)	(6,000)	(8,924)

Net assets (liabilities)	$(49,600)	$12,515	$(37,085)

September 30, 2009
Assets from risk management activities, current(2)	$4,395	$27,248	$31,643
Assets from risk management activities, noncurrent	1,620	12,415	14,035
Liabilities from risk management activities, current	(20,181)	(1,301)	(21,482)
Liabilities from risk management activities, noncurrent	—	—	—

Net assets (liabilities)	$(14,166)	$38,362	$24,196

(1)	Includes $24.9 million of cash held on deposit to collateralize certain financial instruments. Of this amount, $12.6 million was used to offset current risk management liabilities under master netting arrangements and the remaining $12.3 million is classified as current risk management assets.

(2)	Includes $11.7 million of cash held on deposit to collateralize certain financial instruments which is classified as current risk management assets.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Regulated Commodity Risk Management Activities

Although our purchased gas cost adjustment mechanisms essentially insulate our natural gas distribution segment from commodity price risk, our natural gas distribution customers are exposed to the effects of volatile natural gas prices. We manage this exposure through a combination of physical storage, fixed-price forward contracts and financial instruments, primarily over-the-counter swap and option contracts, in an effort to minimize the impact of natural gas price volatility on our customers during the winter heating season.

Our natural gas distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. If the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2009-2010 heating season, in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 29 percent, or 26.9 Bcf of the winter flowing gas requirements at a weighted average cost of approximately $6.38 per Mcf. We have not designated these financial instruments as hedges.

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

We use financial instruments, designated as cash flow hedges of anticipated purchases and sales at index prices, to mitigate the commodity price risk in our natural gas marketing segment associated with deliveries under fixed-priced forward contracts to deliver gas to customers. These financial instruments have maturity dates ranging from one to 59 months. We use financial instruments, designated as fair value hedges, to hedge

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our natural gas inventory used in our asset optimization activities in our natural gas marketing and pipeline, storage and other segments.

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

Under our risk management policies, we seek to match our financial instrument positions to our physical storage positions as well as our expected current and future sales and purchase obligations in order to maintain no open positions at the end of each trading day. The determination of our net open position as of any day, however, requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. Our operations can also be affected by intraday fluctuations of gas prices, since the price of natural gas purchased or sold for future delivery earlier in the day may not be hedged until later in the day. At times, limited net open positions related to our existing and anticipated commitments may occur. At the close of business on September 30, 2010, AEH had net open positions (including existing storage and related financial contracts) of 0.1 Bcf.

Interest Rate Risk Management Activities

We periodically manage interest rate risk by entering into Treasury lock agreements to fix the Treasury yield component of the interest cost associated with anticipated financings.

We intend to refinance our $350 million unsecured 7.375% Senior Notes that will mature in May 2011 through the issuance of 30-year unsecured senior notes in June 2011. Additionally, we anticipate issuing $250 million of 30-year unsecured senior notes in November 2011 to fund our capital expenditure program. In September 2010, we entered into five Treasury lock agreements to fix the Treasury yield component of the interest cost associated with the anticipated issuances of these senior notes. We designated all of these Treasury locks as cash flow hedges of an anticipated transaction.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal years 2004 through 2009, we entered into several Treasury lock agreements to fix the Treasury yield component of the interest cost of financing the issuance of long-term debt and senior notes. In October 2004, we settled four Treasury lock agreements associated with the permanent financing of our TXU Gas acquisition with a net $43.8 million payment to the counterparties. In June 2007, we settled a Treasury lock agreement associated with the issuance of our $250 million 6.35% Senior notes with the receipt of $2.9 million from the counterparties, and in March 2009 we settled an agreement associated with the issuance of our $450 million 8.50% senior notes with the receipt of $1.9 million from the counterparty.

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

As of September 30, 2010, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of September 30, 2010, we had net long/(short) commodity contracts outstanding in the following quantities:

			Natural	Pipeline,
	Hedge	Natural Gas	Gas	Storage
Contract Type	Designation	Distribution	Marketing	and Other
		Quantity (MMcf)

Commodity contracts	Fair Value	—	(13,785)	(1,770)
	Cash Flow	—	38,158	(1,480)
	Not designated	34,276	34,779	1,255

		34,276	59,152	(1,995)

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments on the Balance Sheet

The following tables present the fair value and balance sheet classification of our financial instruments by operating segment as of September 30, 2010 and 2009. As required by authoritative accounting literature, the fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts below do not include $24.9 million and $11.7 million of cash held on deposit in margin accounts as of September 30, 2010 and 2009 to collateralize certain financial instruments. Therefore, these gross balances are not indicative of either our actual credit exposure or net economic exposure. Additionally, the amounts below will not be equal to the amounts presented on our consolidated balance sheet, nor will they be equal to the fair value information presented for our financial instruments in Note 5.

		Natural	Natural
		Gas	Gas
	Balance Sheet Location	Distribution	Marketing(1)	Total
		(In thousands)

September 30, 2010
Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	$—	$40,030	$40,030
Noncurrent commodity contracts	Deferred charges and other assets	—	2,461	2,461
Liability Financial Instruments
Current commodity contracts	Other current liabilities	—	(56,575)	(56,575)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	(9,222)	(9,222)

Total		—	(23,306)	(23,306)
Not Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	2,219	16,459	18,678
Noncurrent commodity contracts	Deferred charges and other assets	47	2,056	2,103
Liability Financial Instruments
Current commodity contracts	Other current liabilities	(48,942)	(7,178)	(56,120)
Noncurrent commodity contracts	Deferred credits and other liabilities	(2,924)	(405)	(3,329)

Total		(49,600)	10,932	(38,668)

Total Financial Instruments		$(49,600)	$(12,374)	$(61,974)

(1)	Our pipeline, storage and other segment uses financial instruments acquired from AEM on the same terms that AEM received from an independent counterparty. On a consolidated basis, these financial instruments are reported in the natural gas marketing segment; however, the underlying hedged item is reported in the pipeline, storage and other segment.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Natural	Natural
		Gas	Gas
	Balance Sheet Location	Distribution	Marketing(1)	Total
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

Impact of Financial Instruments on the Income Statement

The following tables present the impact that financial instruments had on our consolidated income statement, by operating segment, as applicable, for the years ended September 30, 2010, 2009 and 2008.

Hedge ineffectiveness for our natural gas marketing and pipeline storage and other segments is recorded as a component of unrealized gross profit and primarily results from differences in the location and timing of the derivative instrument and the hedged item. Hedge ineffectiveness could materially affect our results of operations for the reported period. For the years ended September 30, 2010, 2009 and 2008 we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $51.8 million, $6.4 million and $46.0 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hedges

The impact of commodity contracts designated as fair value hedges and the related hedged item on our consolidated income statement for the years ended September 30, 2010, 2009 and 2008 is presented below.

	Fiscal Year Ended September 30, 2010
	Natural Gas	Pipeline, Storage
	Marketing	and Other	Consolidated
		(In thousands)

Commodity contracts	$31,397	$3,253	$34,650
Fair value adjustment for natural gas inventory designated as the hedged item	16,557	3,310	19,867

Total impact on revenue	$47,954	$6,563	$54,517

The impact on revenue is comprised of the following:
Basis ineffectiveness	$(1,272)	$—	$(1,272)
Timing ineffectiveness	49,226	6,563	55,789

	$47,954	$6,563	$54,517

	Fiscal Year Ended September 30, 2009
	Natural Gas	Pipeline, Storage
	Marketing	and Other	Consolidated
		(In thousands)

Commodity contracts	$37,967	$7,153	$45,120
Fair value adjustment for natural gas inventory designated as the hedged item	(25,501)	(3,330)	(28,831)

Total impact on revenue	$12,466	$3,823	$16,289

The impact on revenue is comprised of the following:
Basis ineffectiveness	$5,958	$—	$5,958
Timing ineffectiveness	6,508	3,823	10,331

	$12,466	$3,823	$16,289

	Fiscal Year Ended September 30, 2008
	Natural Gas	Pipeline, Storage
	Marketing	and Other	Consolidated
		(In thousands)

Commodity contracts	$30,572	$4,941	$35,513
Fair value adjustment for natural gas inventory designated as the hedged item	6,281	482	6,763

Total impact on revenue	$36,853	$5,423	$42,276

The impact on revenue is comprised of the following:
Basis ineffectiveness	$(2,841)	$—	$(2,841)
Timing ineffectiveness	39,694	5,423	45,117

	$36,853	$5,423	$42,276

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

The impact of cash flow hedges on our consolidated income statements for the years ended September 30, 2010, 2009 and 2008 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transaction. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

	Fiscal Year Ended September 30, 2010
	Natural		Pipeline,
	Gas	Natural Gas	Storage
	Distribution	Marketing	and Other	Consolidated
	(In thousands)

Gain (loss) reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(48,095)	$3,286	$(44,809)
Loss arising from ineffective portion of commodity contracts	—	(2,717)	—	(2,717)

Total impact on revenue	—	(50,812)	3,286	(47,526)
Net loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(2,678)	—	—	(2,678)

Total impact from cash flow hedges	$(2,678)	$(50,812)	$3,286	$(50,204)

	Fiscal Year Ended September 30, 2009
	Natural		Pipeline,
	Gas	Natural Gas	Storage
	Distribution	Marketing	and Other	Consolidated
	(In thousands)

Gain (loss) reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(162,283)	$25,743	$(136,540)
Loss arising from ineffective portion of commodity contracts	—	(9,888)	—	(9,888)

Total impact on revenue	—	(172,171)	25,743	(146,428)
Net loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(4,070)	—	—	(4,070)

Total impact from cash flow hedges	$(4,070)	$(172,171)	$25,743	$(150,498)

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended September 30, 2008
	Natural		Pipeline,
	Gas	Natural Gas	Storage
	Distribution	Marketing	and Other	Consolidated
	(In thousands)

Gain (loss) reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(12,739)	$9,468	$(3,271)
Gain arising from ineffective portion of commodity contracts	—	3,720	—	3,720

Total impact on revenue	—	(9,019)	9,468	449
Net loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(5,076)	—	—	(5,076)

Total impact from cash flow hedges	$(5,076)	$(9,019)	$9,468	$(4,627)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the years ended September 30, 2010 and 2009. The amounts included in the table below exclude gains and losses arising from ineffectiveness because these amounts are immediately recognized in the income statement as incurred.

	Fiscal Year Ended
	September 30
	2010	2009
	(In thousands)

Increase (decrease) in fair value:
Treasury lock agreements	$343	$1,221
Forward commodity contracts	(34,296)	(72,683)
Recognition of (gains) losses in earnings due to settlements:
Treasury lock agreements	1,687	2,385
Forward commodity contracts	27,333	83,290

Total other comprehensive income (loss) from hedging, net of tax(1)	$(4,933)	$14,213

(1)	Utilizing an income tax rate of approximately 37 percent comprised of the effective rates in each taxing jurisdiction.

Deferred losses recorded in AOCI associated with our Treasury lock agreements are recognized in earnings as they are amortized, while deferred losses associated with commodity contracts are recognized in earnings upon settlement. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of September 30, 2010. However, the table below does not include the expected recognition in earnings of the Treasury lock agreements entered into on September 30, 2010 as those financial instruments have not yet settled.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Treasury
	Lock	Commodity
	Agreements	Contracts	Total
		(In thousands)

2011	$(1,687)	$(16,131)	$(17,818)
2012	(1,687)	(3,265)	(4,952)
2013	(1,687)	(1,528)	(3,215)
2014	(1,687)	(1,178)	(2,865)
2015	179	(7)	172
Thereafter	758	—	758

Total(1)	$(5,811)	$(22,109)	$(27,920)

(1)	Utilizing an income tax rate of approximately 37 percent comprised of the effective rates in each taxing jurisdiction.

Financial Instruments Not Designated as Hedges

The impact of financial instruments that have not been designated as hedges on our consolidated income statements for the years ended September 30, 2010, 2009 and 2008 is presented below. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

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

	Fiscal Year Ended
	September 30
	2010	2009	2008
	(In thousands)

Natural gas marketing commodity contracts	$15,380	$43,483	$(37,200)
Pipeline, storage and other commodity contracts	2	(6,614)	1,139

Total impact on revenue	$15,382	$36,869	$(36,061)

5.	Fair Value Measurements

We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective October 1, 2009, the authoritative guidance related to nonrecurring fair value measurements became effective for us with respect to asset retirement obligations, most nonfinancial assets and liabilities that may be acquired in a business combination and impairment analyses performed for nonfinancial assets. The adoption of the FASB’s fair value guidance for the reporting of these nonrecurring fair value measurements did not have a material impact on our financial position, results of operations or cash flows for the year ended September 30, 2010.

Fair value measurements also apply to the valuation of our pension and post-retirement plan assets. The fair value of these assets is presented in Note 8 below.

Quantitative Disclosures

Financial Instruments

The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and 2009. As required under authoritative accounting literature, assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted	Significant	Significant
	Prices in	Other	Other	Netting
	Active	Observable	Unobservable	and
	Markets	Inputs	Inputs	Cash	September 30,
	(Level 1)	(Level 2)(1)	(Level 3)	Collateral(2)	2010
			(In thousands)

Assets:
Financial instruments
Natural gas distribution segment	$—	$2,266	$—	$—	$2,266
Natural gas marketing segment	18,544	42,462	—	(41,760)	19,246

Total financial instruments	18,544	44,728	—	(41,760)	21,512
Hedged portion of gas stored underground
Natural gas marketing segment	51,032	—	—	—	51,032
Pipeline, storage and other segment(4)	6,475	—	—	—	6,475

Total gas stored underground	57,507	—	—	—	57,507
Available-for-sale securities	41,466	—	—	—	41,466

Total assets	$117,517	$44,728	$—	$(41,760)	$120,485

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$51,866	$—	$—	$51,866
Natural gas marketing segment	41,430	31,950	—	(66,649)	6,731

Total liabilities	$41,430	$83,816	$—	$(66,649)	$58,597

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quoted	Significant	Significant
	Prices in	Other	Other	Netting
	Active	Observable	Unobservable	and
	Markets	Inputs	Inputs	Cash	September 30,
	(Level 1)	(Level 2)(1)	(Level 3)	Collateral(3)	2009
			(In thousands)

Assets:
Financial instruments
Natural gas distribution segment	$—	$6,015	$—	$—	$6,015
Natural gas marketing segment	34,281	61,568	—	(56,186)	39,663

Total financial instruments	34,281	67,583	—	(56,186)	45,678
Hedged portion of gas stored underground
Natural gas marketing segment	47,967	—	—	—	47,967
Pipeline, storage and other segment(4)	6,789	—	—	—	6,789

Total gas stored underground	54,756	—	—	—	54,756
Available-for-sale securities	41,699	—	—	—	41,699

Total assets	$130,736	$67,583	$—	$(56,186)	$142,133

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$20,181	$—	$—	$20,181
Natural gas marketing segment	48,268	20,883	—	(67,850)	1,301

Total liabilities	$48,268	$41,064	$—	$(67,850)	$21,482

(1)	Our Level 2 measurements primarily consist of non-exchange-traded financial instruments, such as over-the-counter options and swaps where market data for pricing is observable. The fair values for these assets and liabilities are determined using a market-based approach in which observable market prices are adjusted for criteria specific to each instrument, such as the strike price, notional amount or basis differences.

(2)	This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. In addition, as of September 30, 2010 we had $24.9 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $12.6 million was used to offset current risk management liabilities under master netting agreements and the remaining $12.3 million is classified as current risk management assets.

(3)	This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. In addition, as of September 30, 2009 we had $11.7 million of cash held in margin accounts to collateralize certain financial instruments which has been classified as current risk management assets.

(4)	Our pipeline, storage and other segment uses financial instruments acquired from AEM on the same terms that AEM received from an independent counterparty. On a consolidated basis, these financial instruments are reported in the natural gas marketing segment; however, the underlying hedged item is reported in the pipeline, storage and other segment.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Fair Value Measures

In addition to the financial instruments above, we have several financial and nonfinancial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, accounts payable and debt. The nonfinancial assets and liabilities include asset retirement obligations and pension and post-retirement plan assets. As noted above, fair value disclosures for pension and post-retirement plan assets became effective for us on October 1, 2009. These disclosures are included in Note 8. We record cash and cash equivalents, accounts receivable, accounts payable and debt at carrying value. For cash and cash equivalents, accounts receivable and accounts payable, we consider carrying value to materially approximate fair value due to the short-term nature of these assets and liabilities.

Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations. The following table presents the carrying value and fair value of our debt as of September 30, 2010:

September 30, 2010
(In thousands)

Carrying Amount	$2,172,696
Fair Value	$2,439,349

6.	Debt

Long-term debt

Long-term debt at September 30, 2010 and 2009 consisted of the following:

	2010	2009
	(In thousands)

Unsecured 7.375% Senior Notes, due May 2011	$350,000	$350,000
Unsecured 10% Notes, due December 2011	2,303	2,303
Unsecured 5.125% Senior Notes, due 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	500,000
Unsecured 6.35% Senior Notes, due 2017	250,000	250,000
Unsecured 8.50% Senior Notes, due 2019	450,000	450,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Medium term notes
Series A, 1995-2, 6.27%, due December 2010	10,000	10,000
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Rental property, propane and other term notes due in installments through 2013	393	524

Total long-term debt	2,172,696	2,172,827
Less:
Original issue discount on unsecured senior notes and debentures	(3,014)	(3,296)
Current maturities	(360,131)	(131)

	$1,809,551	$2,169,400

As noted above, our Unsecured 7.375% Senior Notes will mature in May 2011 and our Series A, 1995-2, 6.27% medium term notes will mature in December 2010; accordingly, these have been classified within the current maturities of long-term debt.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term debt

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply our customers’ needs could significantly affect our borrowing requirements. Our short-term borrowings typically reach their highest levels in the winter months.

We finance our short-term borrowing requirements through a combination of a $566.7 million commercial paper program and four committed revolving credit facilities with third-party lenders that provide approximately $1.2 billion of working capital funding. At September 30, 2010 and 2009, there was $126.1 million and $72.6 million outstanding under our commercial paper program. As of September 30, 2010 our commercial paper had maturities of less than one week with interest rates of 0.34 percent. We also use intercompany credit facilities to supplement the funding provided by these third-party committed credit facilities. These facilities are described in greater detail below.

Regulated Operations

We fund our regulated operations as needed, primarily through our commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $800 million of working capital funding. The first facility is a five-year $566.7 million unsecured facility, expiring December 15, 2011, that bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from 0.30 percent to 0.75 percent, based on the Company’s credit ratings. This credit facility serves as a backup liquidity facility for our commercial paper program. At September 30, 2010, there were no borrowings under this facility, but we had $126.1 million of commercial paper outstanding leaving $440.6 million available.

The second facility is a $200 million unsecured 364-day facility expiring October 22, 2010, that bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from 1.75 percent to 3.00 percent, based on the Company’s credit ratings. At September 30, 2010, there were no borrowings outstanding under this facility. In October 2010, this facility was replaced with a $200 million 180-day facility on substantially the same terms, which expires in April 2011.

The third facility is a $25 million unsecured facility that bears interest at a daily negotiated rate, generally based on the Federal Funds rate plus a variable margin. At September 30, 2010, there were no borrowings outstanding under this facility.

The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At September 30, 2010, our total-debt-to-total-capitalization ratio, as defined, was 54 percent. In addition, both the interest margin over the Eurodollar rate and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.

In addition to these third-party facilities, our regulated operations have a $200 million intercompany revolving credit facility with AEH. This facility bears interest at the lower of (i) the one-month LIBOR rate plus 0.45 percent or (ii) the marginal borrowing rate available to the Company on the date of borrowing. The marginal borrowing rate is defined as the lower of (i) a rate based upon the lower of the Prime Rate or the Eurodollar rate under the five year revolving credit facility, (ii) a rate based upon the lower of the Prime Rate or the Eurodollar rate under the 364-day revolving credit facility or (iii) the lowest rate outstanding under the commercial paper program. Applicable state regulatory commissions have approved our use of this facility

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through December 31, 2011 for up to $350 million. There was $132.4 million outstanding under this facility at September 30, 2010.

Nonregulated Operations

On December 10, 2009, AEM and the participating banks amended and restated AEM’s $450 million committed revolving credit facility extending it to December 9, 2010. We are currently in discussions with our third-party lenders to replace this facility with a $200 million three-year facility with an accordion feature that could increase AEM’s borrowing capacity to $500 million.

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

At September 30, 2010, there were no borrowings outstanding under this credit facility. However, at September 30, 2010, AEM letters of credit totaling $22.9 million had been issued under the facility, which reduced the amount available by a corresponding amount. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility was $169.3 million at September 30, 2010.

AEM is required by the financial covenants in this facility to maintain a ratio of total liabilities to tangible net worth that does not exceed a maximum of 5 to 1. At September 30, 2010, AEM’s ratio of total liabilities to tangible net worth, as defined, was 0.94 to 1. Additionally, AEM must maintain minimum levels of net working capital and net worth ranging from $75 million to $112.5 million. As defined in the financial covenants, at September 30, 2010, AEM’s net working capital was $180.1 million and its tangible net worth was $194.6 million.

To supplement borrowings under this facility, as of September 30, 2010, AEM had a $300 million intercompany demand credit facility with AEH, which bears interest at the greater of (i) the one-month LIBOR rate plus 3.00 percent or (ii) the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent. Amounts outstanding under this facility are subordinated to AEM’s committed credit facility. There were no borrowings outstanding under this facility at September 30, 2010.

Finally, as of September 30, 2010, AEH had a $200 million intercompany demand credit facility with AEC, which bore interest at greater of (i) the one-month LIBOR rate plus 3.00 percent or (ii) the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent. In October 2010, we received regulatory approval to increase this facility, effective December 1, 2010 through December 31, 2011, to $350 million with substantially the same terms. There were no borrowings outstanding under this facility at September 30, 2010.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We were in compliance with all of our debt covenants as of September 30, 2010. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

Maturities of long-term debt at September 30, 2010 were as follows (in thousands):

2011	$360,131
2012	2,434
2013	250,131
2014	—
2015	500,000
Thereafter	1,060,000

$2,172,696

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Stock and Other Compensation Plans

Share Repurchase Agreement

On, July 1, 2010, we entered into an accelerated share repurchase agreement with Goldman Sachs & Co. under which we repurchased $100 million of our outstanding common stock in order to offset stock grants made under our various employee and director incentive compensation plans.

We paid $100 million to Goldman Sachs & Co. on July 7, 2010 in a share forward transaction and received 2,958,580 shares of Atmos Energy common stock. We will receive the balance of the shares at the conclusion of the repurchase program. The specific number of shares we will ultimately repurchase in the transaction will be based generally on the average of the daily volume-weighted average share price of our common stock over the duration of the agreement. The agreement is scheduled to end in March 2011, although the termination date may be accelerated. As a result of this transaction, our weighted-average shares outstanding were reduced during the last three months of fiscal 2010. Beginning with our fourth fiscal quarter, the number of outstanding shares used to calculate our earnings per share was reduced by the number of shares repurchased as they were delivered to us and the $100 million purchase price was recorded as a reduction in shareholders’ equity. The repurchase transaction added $0.01 to fiscal 2010 earnings per share.

Stock-Based Compensation Plans

Total stock-based compensation expense was $12.7 million, $14.5 million and $14.0 million for the fiscal years ended September 30, 2010, 2009 and 2008, primarily related to restricted stock costs.

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

We are authorized to grant awards for up to a maximum of 6.5 million shares of common stock under this plan subject to certain adjustment provisions. As of September 30, 2010, non-qualified stock options, bonus stock, time-lapse restricted stock, time-lapse restricted stock units, performance-based restricted stock units and stock units had been issued under this plan, and 848,730 shares were available for future issuance. The option price of the stock options issued under this plan is equal to the market price of our stock at the date of grant. These stock options expire 10 years from the date of the grant and vest annually over a service period ranging from one to three years. However, no stock options have been granted under this plan since fiscal 2003, except for a limited number of options that were converted from bonuses paid under our Annual Incentive Plan, the last of which occurred in fiscal 2006.

Restricted Stock Plans

As noted above, the LTIP provides for discretionary awards of restricted stock units to help attract, retain and reward employees of Atmos Energy and its subsidiaries. Certain of these awards vest based upon the passage of time and other awards vest based upon the passage of time and the achievement of specified performance targets. The fair value of the awards granted is based on the market price of our stock at the date of grant. The associated expense is recognized ratably over the vesting period.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employees who are granted shares of time-lapse restricted stock under our LTIP have a nonforfeitable right to dividends that are paid at the same rate at which they are paid on shares of stock without restrictions. In addition, employees who are granted shares of time-lapse restricted stock units under our LTIP have a nonforfeitable right to dividend equivalents that are paid at the same rate at which they are paid on shares of stock without restrictions. Both time-lapse restricted stock and time-lapse restricted stock units contain only a service condition that the employee recipients render continuous services to the Company for a period of three years from the date of grant, except for accelerated vesting in the event of death, disability, change of control of the Company or termination without cause (with certain exceptions). There are no performance conditions required to be met for employees to be vested in either the time-lapse restricted stock or time-lapse restricted stock units.

Employees who are granted shares of performance-based restricted stock units under our LTIP have a forfeitable right to dividends that accrue at the same rate at which they are paid on shares of stock without restrictions. Dividends on the performance-based restricted stock units are paid in the form of shares upon the vesting of the award. Performance-based restricted stock units contain a service condition that the employee recipients render continuous services to the Company for a period of three years from the date of grant, except for accelerated vesting in the event of death, disability, change of control of the Company or termination without cause (with certain exceptions) and a performance condition based on a cumulative earnings per share target amount.

The following summarizes information regarding the restricted stock issued under the plan during the fiscal years ended September 30, 2010, 2009 and 2008:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant-Date	Number of	Grant-Date	Number of	Grant-Date
	Restricted	Fair	Restricted	Fair	Restricted	Fair
	Shares	Value	Shares	Value	Shares	Value

Nonvested at beginning of year	1,295,841	$27.23	1,096,770	$29.04	948,717	$28.95
Granted	551,278	29.07	711,909	25.76	547,845	27.90
Vested	(493,957)	29.24	(499,267)	29.05	(380,895)	27.17
Forfeited	(59,202)	26.54	(13,571)	28.92	(18,897)	29.32

Nonvested at end of year	1,293,960	$27.28	1,295,841	$27.23	1,096,770	$29.04

As of September 30, 2010, there was $18.2 million of total unrecognized compensation cost related to nonvested time-lapse restricted shares and restricted stock units granted under the LTIP. That cost is expected to be recognized over a weighted-average period of 1.6 years. The fair value of restricted stock vested during the fiscal years ended September 30, 2010, 2009 and 2008 was $14.4 million, $14.5 million and $10.3 million.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plan

A summary of stock option activity under the LTIP follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	611,227	$21.88	913,841	$22.54	920,841	$22.54
Granted	—	—	—	—	—	—
Exercised	(176,265)	20.44	(130,965)	21.99	(7,000)	21.90
Forfeited	—	—	—	—	—	—
Expired	—	—	(171,649)	25.31	—	—

Outstanding at end of year(1)	434,962	$22.46	611,227	$21.88	913,841	$22.54

Exercisable at end of year(2)	434,962	$22.46	611,227	$21.88	911,492	$22.53

(1)	The weighted-average remaining contractual life for outstanding options was 1.6 years, 2.4 years, and 3.4 years for fiscal years 2010, 2009 and 2008. The aggregate intrinsic value of outstanding options was $1.6 million, $2.1 million and $3.3 million for fiscal years 2010, 2009 and 2008.

(2)	The weighted-average remaining contractual life for exercisable options was 1.6 years, 2.4 years and 3.4 years for fiscal years 2010, 2009 and 2008. The aggregate intrinsic value of exercisable options was $1.6 million, $2.1 million and $3.3 million for the fiscal years 2010, 2009 and 2008.

Information about outstanding and exercisable options under the LTIP, as of September 30, 2010, is reflected in the following tables:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
	Number of	Contractual Life	Exercise
Range of Exercise Prices	Options	(In years)	Price

$21.23 to $22.99	316,205	1.7	$21.84
$23.00 to $26.19	118,757	1.3	$24.12

$21.23 to $26.19	434,962	1.6	$22.46

	Fiscal Year Ended September 30
	2010	2009	2008
	(In thousands, except per share data)

Grant date weighted average fair value per share	$—	$—	$—
Net cash proceeds from stock option exercises	$3,604	$2,880	$153
Income tax benefit from stock option exercises	$547	$177	$12
Total intrinsic value of options exercised	$239	$262	$26

As of September 30, 2010, there was no unrecognized compensation cost related to nonvested stock options.

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

We adopted an incentive plan in October 2001 to give the employees in our nonregulated segments an opportunity to share in the success of the nonregulated operations. In fiscal 2010, we modified the award structure of the plan to reflect the different performance goals of the front and back office employees of our nonregulated operations. The front office award structure is based on a fixed percentage of the net income of our nonregulated operations that represents the available award pool for eligible employees. There is no minimum or maximum threshold for the available award pool. The back office award structure is based upon the net earnings of the nonregulated operations and has minimum and maximum thresholds. The plan must meet the minimum threshold in order for the plan to be funded and distributed to employees. We monitor the progress toward the achievement of the thresholds throughout the year and record accruals based upon the expected payout using the best estimates available at the time the accrual is recorded.

8.	Retirement and Post-Retirement Employee Benefit Plans

We have both funded and unfunded noncontributory defined benefit plans that together cover substantially all of our employees. We also maintain post-retirement plans that provide health care benefits to retired

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees. Finally, we sponsor defined contribution plans which cover substantially all employees. These plans are discussed in further detail below.

Effective September 30, 2007, we adopted the guidance issued by the FASB related to changes in the accounting rules for defined benefit pension and other postretirement plans. The new standard made a significant change to the existing rules by requiring recognition in the balance sheet of the overfunded or underfunded positions of defined benefit pension and other postretirement plans, along with a corresponding noncash, after-tax adjustment to stockholders’ equity.

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

The amounts that have not yet been recognized in net periodic pension cost that have been recorded as regulatory assets are as follows:

		Supplemental
	Defined	Executive	Postretirement
	Benefits Plans	Retirement Plans	Plans	Total
	(In thousands)

September 30, 2010
Unrecognized transition obligation	$—	$—	$4,731	$4,731
Unrecognized prior service cost	(842)	—	(10,311)	(11,153)
Unrecognized actuarial loss	159,539	30,753	25,694	215,986

	$158,697	$30,753	$20,114	$209,564

September 30, 2009
Unrecognized transition obligation	$—	$—	$6,242	$6,242
Unrecognized prior service cost	(1,802)	187	(11,761)	(13,376)
Unrecognized actuarial loss	150,989	29,709	24,179	204,877

	$149,187	$29,896	$18,660	$197,743

Defined Benefit Plans

Employee Pension Plans

As of September 30, 2010, we maintained two defined benefit plans: the Atmos Energy Corporation Pension Account Plan (the Plan) and the Atmos Energy Corporation Retirement Plan for Mississippi Valley Gas Union Employees (the Union Plan) (collectively referred to as the Plans). The assets of the Plans are held within the Atmos Energy Corporation Master Retirement Trust (the Master Trust).

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Plan also provides for an additional annual allocation based upon a participant’s age as of January 1, 1999 for those participants who were participants in the prior pension plans. The Plan credited this additional allocation each year through December 31, 2008. In addition, at the end of each year, a participant’s account will be credited with interest on the employee’s prior year account balance. A special grandfather benefit also applied through December 31, 2008, for participants who were at least age 50 as of January 1, 1999, and who were participants in one of the prior plans on December 31, 1998. Participants are fully vested in their account balances after three years of service and may choose to receive their account balances as a lump sum or an annuity. In August 2010, the Board of Directors of Atmos Energy approved a proposal to close the Plan to new participants effective October 1, 2010. Additionally, employees participating in the Plan as of October 1, 2010 will be allowed to make a one-time election to migrate from the Plan into our defined contribution plan which will be enhanced, effective January 1, 2011.

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

During fiscal 2010 we did make any contributions to our pension plans. In fiscal 2009, we contributed $21.0 million in cash to the Plans to achieve a desired level of funding while maximizing the tax deductibility of this payment. In fiscal 2008, we voluntarily contributed $2.3 million to the Union Plan, which achieved the desired level of funding for this plan for the 2007 plan year. Based upon market conditions subsequent to September 30, 2010, the current funded position of the plans and the new funding requirements under the PPA, we believe it is reasonably possible that we will be required to contribute to the Plans in fiscal 2011. Further, we will consider whether an additional voluntary contribution is prudent to maintain certain PPA funding thresholds. However, we cannot anticipate with certainty whether such contributions will be made and the amount of such contributions.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents asset allocation information for the Master Trust as of September 30, 2010 and 2009.

		Actual Allocation
	Targeted	September 30
Security Class	Allocation Range	2010	2009

Domestic equities	35%-55%	44.1%	38.5%
International equities	10%-20%	14.4%	12.8%
Fixed income	10%-30%	19.0%	19.6%
Company stock	5%-15%	11.3%	10.9%
Other assets	5%-15%	11.2%	18.2%

At September 30, 2010 and 2009, the Plan held 1,169,700 shares of our common stock, which represented 11.3 percent and 10.9 percent of total Master Trust assets. These shares generated dividend income for the Plan of approximately $1.6 million and $1.5 million during fiscal 2010 and 2009.

Our employee pension plan expenses and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates and demographic data. We review the estimates and assumptions underlying our employee pension plans annually based upon a September 30 measurement date. Prior to October 1, 2008, the estimates and assumptions were determined based on a June 30 measurement date. As described above, the adoption of new accounting guidance in accordance with accounting principles generally accepted in the United States necessitated a change in our measurement date during fiscal 2009. The development of our assumptions is fully described in our significant accounting policies in Note 2. The actuarial assumptions used to determine the pension liability for the Plans were determined as of September 30, 2010 and 2009 and the actuarial assumptions used to determine the net periodic pension cost for the Plans were determined as of September 30, 2009, 2008 and June 30, 2007. These assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2010	2009	2010	2009	2008

Discount rate	5.39%	5.52%	5.52%	7.57%	6.30%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.25%	8.25%	8.25%	8.25%	8.25%

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Plans’ accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2010 and 2009:

	2010	2009
	(In thousands)

Accumulated benefit obligation	$391,915	$366,770

Change in projected benefit obligation:
Benefit obligation at beginning of year	$380,045	$337,640
Measurement date change	—	(18,446)
Service cost	13,499	12,951
Interest cost	20,870	24,060
Actuarial loss	19,809	49,807
Benefits paid	(26,687)	(25,967)

Benefit obligation at end of year	407,536	380,045
Change in plan assets:
Fair value of plan assets at beginning of year	301,146	341,380
Measurement date change	—	(34,935)
Actual return on plan assets	27,249	(332)
Employer contributions	—	21,000
Benefits paid	(26,687)	(25,967)

Fair value of plan assets at end of year	301,708	301,146

Reconciliation:
Funded status	(105,828)	(78,899)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—

Net amount recognized	$(105,828)	$(78,899)

Net periodic pension cost for the Plans for fiscal 2010, 2009 and 2008 is recorded as operating expense and included the following components:

	Fiscal Year Ended September 30
	2010	2009	2008
		(In thousands)

Components of net periodic pension cost:
Service cost	$13,499	$12,951	$13,329
Interest cost	20,870	24,060	21,129
Expected return on assets	(25,280)	(24,950)	(25,242)
Amortization of prior service cost	(960)	(946)	(897)
Recognized actuarial loss	9,290	3,742	6,482

Net periodic pension cost	$17,419	$14,857	$14,801

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As required by authoritative accounting literature, assets are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level, within the fair value hierarchy, the Master Trust’s assets at fair value as of September 30, 2010. The methods used to determine fair value for the assets held by the Master Trust are fully described in Note 2. In addition to the assets shown below, the Master Trust had net accounts receivable of $0.1 million at September 30, 2010 which materially approximates fair value due to the short-term nature of these assets.

	Assets at Fair Value as of September 30, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)

Investments:
Common stocks	$116,315	$—	$—	$116,315
Money market funds	—	10,013	—	10,013
Registered investment companies	32,601	—	—	32,601
Common/collective trusts	—	48,920	—	48,920
Government securities	5,548	16,296	—	21,844
Corporate bonds	—	33,987	—	33,987
Limited partnerships	—	37,691	—	37,691
Real Estate	—	—	200	200

Total investments at fair value	$154,464	$146,907	$200	$301,571

The fair value of our Level 3 real estate assets was determined based on independent third party appraisals. There were no changes in the fair value of the Level 3 assets during the year ended September 30, 2010.

Supplemental Executive Benefits Plans

We have a nonqualified Supplemental Executive Benefits Plan which provides additional pension, disability and death benefits to our officers, division presidents and certain other employees of the Company who were employed on or before August 12, 1998. In addition, in August 1998, we adopted the Supplemental Executive Retirement Plan (SERP) (formerly known as the Performance-Based Supplemental Executive Benefits Plan), which covers all employees who become officers or division presidents after August 12, 1998 or any other employees selected by our Board of Directors at its discretion.

In August 2009, the Board of Directors determined that there would be no new participants in the SERP subsequent to August 5, 2009, except for any corporate officers who may be appointed to the Management Committee. The SERP is a 60 percent of covered compensation defined benefit arrangement in which benefits from the underlying qualified defined benefit plan are an offset to the benefits under the SERP. However, the Board also established a new defined benefit supplemental executive retirement plan (the 2009 SERP), effective August 5, 2009, with each participant being selected by the Board, with each such participant being either (i) a corporate officer (other than such officer who is appointed as a member of the Company’s Management Committee), (ii) a division president or (iii) an employee selected in the discretion of the Board. Under the 2009 SERP, a nominal account has been established for each participant, to which the Company contributes at the end of each calendar year an amount equal to ten percent of the total of each participant’s base salary and cash incentive compensation earned during each prior calendar year, beginning December 31, 2009. The benefits vest after three years of vesting and attainment of age 55 and earn interest credits at the same annual rate as the Company’s Pension Account Plan (currently 4.69%).

Similar to our employee pension plans, we review the estimates and assumptions underlying our supplemental executive benefit plans annually based upon a September 30 measurement date using the same

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

techniques as our employee pension plans. The actuarial assumptions used to determine the pension liability for the supplemental plans were determined as of September 30, 2010 and 2009 and the actuarial assumptions used to determine the net periodic pension cost for the supplemental plans were determined as of September 30, 2009, 2008 and June 30, 2007. These assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2010	2009	2010	2009	2008

Discount rate	5.39%	5.52%	5.52%	7.57%	6.30%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%

The following table presents the supplemental plans’ accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2010 and 2009:

	2010	2009
	(In thousands)

Accumulated benefit obligation	$99,673	$93,906

Change in projected benefit obligation:
Benefit obligation at beginning of year	$102,747	$91,986
Measurement date change	—	(8,569)
Service cost	2,476	1,985
Interest cost	5,224	6,056
Actuarial loss	3,043	22,366
Benefits paid	(4,571)	(12,722)
Curtailment	—	1,645

Benefit obligation at end of year	108,919	102,747
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	4,571	12,722
Benefits paid	(4,571)	(12,722)

Fair value of plan assets at end of year	—	—

Reconciliation:
Funded status	(108,919)	(102,747)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—

Accrued pension cost	$(108,919)	$(102,747)

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets for the supplemental plans are held in separate rabbi trusts and comprise the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In thousands)

As of September 30, 2010:
Domestic equity mutual funds	$29,540	$5,698	$—	$35,238
Foreign equity mutual funds	4,753	976	—	5,729
Money market funds	499	—	—	499

	$34,792	$6,674	$—	$41,466

As of September 30, 2009:
Domestic equity mutual funds	$26,012	$3,012	$—	$29,024
Foreign equity mutual funds	4,047	893	—	4,940
Money market funds	7,735	—	—	7,735

	$37,794	$3,905	$—	$41,699

In fiscal 2009, we recorded a $5.4 million noncash charge to impair certain available-for sale investments during the year ended September 30, 2009 due to the conditions of the financial markets at that time. At September 30, 2010, we did not maintain any investments that are in an unrealized loss position.

The following table sets forth by level, within the fair value hierarchy, the fair value of the assets used to fund the Company’s supplemental executive benefit plans as of September 30, 2010. The methods used to determine fair value for the assets held by the Supplemental Executive Benefit Plan are fully described in Note 2.

	Assets at Fair Value as of September 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Investments:
Money market funds	$—	$499	$—	$499
Registered investment companies	40,967	—	—	40,967

Total investments at fair value	$40,967	$499	$—	$41,466

Net periodic pension cost for the supplemental plans for fiscal 2010, 2009 and 2008 is recorded as operating expense and included the following components:

	Fiscal Year Ended September 30
	2010	2009	2008
		(In thousands)

Components of net periodic pension cost:
Service cost	$2,476	$1,985	$2,184
Interest cost	5,224	6,056	5,816
Amortization of transition asset	—	—	—
Amortization of prior service cost	187	212	212
Recognized actuarial loss	1,999	324	1,222
Curtailment	—	1,645	—

Net periodic pension cost	$9,886	$10,222	$9,434

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Disclosures for Defined Benefit Plans with Accumulated Benefit Obligations in Excess of Plan Assets

The following summarizes key information for our defined benefit plans with accumulated benefit obligations in excess of plan assets. For fiscal 2010 and 2009 the accumulated benefit obligation for our supplemental plans exceeded the fair value of plan assets.

	Supplemental Plans
	2010	2009
	(In thousands)

Projected Benefit Obligation	$108,919	$102,747
Accumulated Benefit Obligation	99,673	93,906
Fair Value of Plan Assets	—	—

Estimated Future Benefit Payments

The following benefit payments for our defined benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:

	Pension	Supplemental
	Plans	Plans
	(In thousands)

2011	$31,345	$7,513
2012	30,586	24,751
2013	29,714	6,820
2014	29,188	4,709
2015	29,405	6,449
2016-2020	141,335	42,766

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

As of September 30, 2009, the Board of Directors approved a change to the cost sharing methodology for employees who had not met the participation requirements by that date for the Atmos Retiree Medical Plan. Starting on January 1, 2015, the contribution rates that will apply to all non-grandfathered participants will be determined using a new cost sharing methodology by which Atmos Energy will limit its contribution to a three percent cost increase in claims and administrative costs each year. If medical costs covered by the Atmos Retiree Medical Plan increase more than three percent annually, participants will be responsible for the additional cost.

Generally, our funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. However, additional voluntary contributions are made annually as considered necessary. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. We expect to contribute $13.0 million to our postretirement benefits plan during fiscal 2011.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We maintain a formal investment policy with respect to the assets in our postretirement benefits plan to ensure the assets funding the postretirement benefit plan are appropriately invested to maintain an acceptable level of risk. We also consider our current financial status when making recommendations and decisions regarding the postretirement benefits plan.

We currently invest the assets funding our postretirement benefit plan in diversified investment funds which consist of common stocks, preferred stocks and fixed income securities. The diversified investment funds may invest up to 75 percent of assets in common stocks and convertible securities. The following table presents asset allocation information for the postretirement benefit plan assets as of September 30, 2010 and 2009.

	Actual Allocation
	September 30
Security Class	2010	2009

Diversified investment funds	97.5%	98.1%
Cash and cash equivalents	2.5%	1.9%

Similar to our employee pension and supplemental plans, we review the estimates and assumptions underlying our postretirement benefit plan annually based upon a September 30 measurement date using the same techniques as our employee pension plans. The actuarial assumptions used to determine the pension liability for our postretirement plan were determined as of September 30, 2010 and 2009 and the actuarial assumptions used to determine the net periodic pension cost for the postretirement plan were determined as of September 30, 2009, 2008 and June 30, 2007. The assumptions are presented in the following table:

	Postretirement		Postretirement
	Liability		Cost
	2010	2009	2010	2009	2008

Discount rate	5.39%	5.52%	5.52%	7.57%	6.30%
Expected return on plan assets	5.00%	5.00%	5.00%	5.00%	5.00%
Initial trend rate	8.00%	7.50%	7.50%	8.00%	8.00%
Ultimate trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Ultimate trend reached in	2016	2014	2015	2015	2011

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the postretirement plan’s benefit obligation and funded status as of September 30, 2010 and 2009:

	2010	2009
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$209,732	$193,997
Measurement date change	—	(15,024)
Service cost	13,439	11,786
Interest cost	12,071	14,080
Plan participants’ contributions	2,734	2,741
Actuarial loss	2,980	24,334
Benefits paid	(12,722)	(10,537)
Subsidy payments	—	116
Plan amendments	—	(11,761)

Benefit obligation at end of year	228,234	209,732
Change in plan assets:
Fair value of plan assets at beginning of year	47,646	48,072
Measurement date change	—	(4,128)
Actual return on plan assets	3,551	1,394
Employer contributions	11,824	10,104
Plan participants’ contributions	2,734	2,741
Benefits paid	(12,722)	(10,537)

Fair value of plan assets at end of year	53,033	47,646

Reconciliation:
Funded status	(175,201)	(162,086)
Unrecognized transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—

Accrued postretirement cost	$(175,201)	$(162,086)

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic postretirement cost for fiscal 2010, 2009 and 2008 is recorded as operating expense and included the components presented below.

	Fiscal Year Ended September 30
	2010	2009	2008
	(In thousands)

Components of net periodic postretirement cost:
Service cost	$13,439	$11,786	$13,367
Interest cost	12,071	14,080	11,648
Expected return on assets	(2,460)	(2,292)	(2,861)
Amortization of transition obligation	1,511	1,511	1,511
Amortization of prior service cost	(1,450)	—	—
Recognized actuarial loss	374	—	—

Net periodic postretirement cost	$23,485	$25,085	$23,665

Assumed health care cost trend rates have a significant effect on the amounts reported for the plan. A one-percentage point change in assumed health care cost trend rates would have the following effects on the latest actuarial calculations:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease
	(In thousands)

Effect on total service and interest cost components	$3,802	$(3,178)
Effect on postretirement benefit obligation	$26,219	$(22,219)

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

The following table sets forth by level, within the fair value hierarchy, the Retiree Medical Plan’s assets at fair value as of September 30, 2010. The methods used to determine fair value for the assets held by the Retiree Medical Plan are fully described in Note 2.

	Assets at Fair Value as of September 30, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)

Investments:
Money market funds	$—	$1,307	$—	$1,307
Registered investment companies	51,726	—	—	51,726

Total investments at fair value	$51,726	$1,307	$—	$53,033

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments

The following benefit payments paid by us, retirees and prescription drug subsidy payments for our postretirement benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:

				Total
	Company	Retiree	Subsidy	Postretirement
	Payments	Payments	Payments	Benefits
	(In thousands)

2011	$13,006	$2,931	$—	$15,937
2012	11,624	3,429	—	15,053
2013	12,960	3,848	—	16,808
2014	14,378	4,294	—	18,672
2015	15,504	4,713	—	20,217
2016-2020	87,039	31,041	—	118,080

Defined Contribution Plans

As of September 30, 2010, we maintained three defined contribution benefit plans: the Atmos Energy Corporation Retirement Savings Plan and Trust (the Retirement Savings Plan), the Atmos Energy Corporation Savings Plan for MVG Union Employees (the Union 401K Plan) and the Atmos Energy Marketing, LLC 401K Profit-Sharing Plan (the AEM 401K Profit-Sharing Plan).

The Retirement Savings Plan covers substantially all employees in our regulated operations and is subject to the provisions of Section 401(k) of the Internal Revenue Code. Effective January 1, 2007, employees automatically became participants of the Retirement Savings Plan on the date of employment. Participants may elect a salary reduction ranging from a minimum of one percent up to a maximum of 65 percent of eligible compensation, as defined by the Plan, not to exceed the maximum allowed by the Internal Revenue Service. New participants are automatically enrolled in the Plan at a salary reduction amount of four percent of eligible compensation, from which they may opt out. We match 100 percent of a participant’s contributions, limited to four percent of the participant’s salary, in our common stock. However, participants have the option to immediately transfer this matching contribution into other funds held within the plan. Participants are eligible to receive matching contributions after completing one year of service. Participants are also permitted to take out loans against their accounts subject to certain restrictions. In August 2010, the Board of Directors of Atmos Energy approved a proposal to close the Pension Account Plan to new participants effective October 1, 2010. New employees will participate in our defined contribution plan, which has been enhanced, effective January 1, 2011. Current employees participating in the Pension Account Plan as of October 1, 2010 will be allowed to make a one-time election to migrate from the Plan into our defined contribution plan, effective January 1, 2011. Under the enhanced plan, participants will receive a fixed annual contribution of four percent of eligible earnings to their Retirement Savings Plan account. Participants will continue to be eligible for company matching contributions of up to four percent of their eligible earnings and will be fully vested in the fixed annual contribution after three years of service.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Matching contributions to the Retirement Savings Plan and the Union 401K Plan are expensed as incurred and amounted to $9.8 million, $9.3 million, and $8.9 million for fiscal years 2010, 2009 and 2008. The Board of Directors may also approve discretionary contributions, subject to the provisions of the Internal Revenue Code of 1986 and applicable regulations of the Internal Revenue Service. No discretionary contributions were made for fiscal years 2010, 2009 or 2008. At September 30, 2010 and 2009, the Retirement Savings Plan held 4.3 percent and 3.8 percent of our outstanding common stock.

The AEM 401K Profit-Sharing Plan covers substantially all AEM employees and is subject to the provisions of Section 401(k) of the Internal Revenue Code. Participants may elect a salary reduction ranging from a minimum of one percent up to a maximum of 65 percent of eligible compensation, as defined by the Plan, not to exceed the maximum allowed by the Internal Revenue Service. The Company may elect to make safe harbor contributions up to three percent of the employee’s salary which vest immediately. The Company may also make discretionary profit sharing contributions to the AEM 401K Profit-Sharing Plan. Participants become fully vested in the discretionary profit-sharing contributions after three years of service. Participants are also permitted to take out loans against their accounts subject to certain restrictions. Discretionary contributions to the AEM 401K Profit-Sharing Plan are expensed as incurred and amounted to $1.3 million, $1.2 million and $1.2 million for fiscal years 2010, 2009 and 2008.

9.	Details of Selected Consolidated Balance Sheet Captions

The following tables provide additional information regarding the composition of certain of our balance sheet captions.

Accounts receivable

Accounts receivable was comprised of the following at September 30, 2010 and 2009:

	September 30
	2010	2009
	(In thousands)

Billed accounts receivable	$223,129	$179,667
Unbilled revenue	47,423	42,618
Other accounts receivable	15,356	21,999

Total accounts receivable	285,908	244,284
Less: allowance for doubtful accounts	(12,701)	(11,478)

Net accounts receivable	$273,207	$232,806

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other current assets

Other current assets as of September 30, 2010 and 2009 were comprised of the following accounts.

	September 30
	2010	2009
	(In thousands)

Assets from risk management activities	$20,575	$31,643
Deferred gas costs	22,701	22,233
Taxes receivable	19,382	15,115
Current deferred tax asset	53,926	—
Prepaid expenses	24,754	21,807
Current portion of leased assets receivable	2,973	2,973
Materials and supplies	3,940	3,349
Asset held for sale	—	19,925
Other	2,744	15,158

Total	$150,995	$132,203

In February 2008, Atmos Pipeline and Storage, LLC, a subsidiary of AEH, announced plans to construct and operate a salt-cavern storage project in Franklin Parish, Louisiana. During the fiscal year ended September 30, 2009, management approved a plan to pursue the sale of the storage facility project which was expected to be completed within fiscal 2010; therefore the assets were classified in other current assets as an asset held for sale as of September 30, 2009. In March 2010, we entered into an option and acquisition agreement with a third party, which provides the third party with the exclusive option to develop the proposed Fort Necessity salt-dome natural gas storage project. If the option is exercised, we will retain a non-controlling equity position in Fort Necessity and will share in a percentage of the profits. In July 2010, we signed an extension to the option and acquisition agreement which gives the third party until March 2011 to exercise the option to develop the project. Due to the current status of the project, the assets are presented as a long-term asset as of September 30, 2010 and are no longer classified as an asset held for sale.

Property, plant and equipment

Property, plant and equipment was comprised of the following as of September 30, 2010 and 2009:

	September 30
	2010	2009
	(In thousands)

Production plant	$17,360	$23,359
Storage plant	193,155	156,466
Transmission plant	1,108,398	1,029,487
Distribution plant	4,339,277	4,103,531
General plant	671,953	614,324
Intangible plant	54,253	54,253

	6,384,396	5,981,420
Construction in progress	157,922	105,198

	6,542,318	6,086,618
Less: accumulated depreciation and amortization	(1,749,243)	(1,647,515)

Net property, plant and equipment	$4,793,075	$4,439,103

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred charges and other assets

Deferred charges and other assets as of September 30, 2010 and 2009 were comprised of the following accounts.

	September 30
	2010	2009
	(In thousands)

Marketable securities	$41,466	$41,699
Regulatory assets	254,809	251,242
Deferred financing costs	35,761	40,854
Assets from risk management activities	937	14,035
Other	22,403	11,146

Total	$355,376	$358,976

Other current liabilities

Other current liabilities as of September 30, 2010 and 2009 were comprised of the following accounts.

	September 30
	2010	2009
	(In thousands)

Customer deposits	$63,733	$69,966
Accrued employee costs	40,642	40,582
Deferred gas costs	43,333	110,754
Accrued interest	42,901	46,495
Liabilities from risk management activities	49,673	21,482
Taxes payable	56,616	49,821
Pension and postretirement obligations	14,815	28,712
Regulatory cost of removal accrual	30,953	14,342
Current deferred tax liability	—	9,054
Other	70,974	66,111

Total	$413,640	$457,319

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred credits and other liabilities

Deferred credits and other liabilities as of September 30, 2010 and 2009 were comprised of the following accounts.

	September 30
	2010	2009
	(In thousands)

Postretirement obligations	$167,899	$154,784
Retirement plan obligations	207,234	160,236
Customer advances for construction	15,466	16,907
Regulatory liabilities	6,112	7,960
Asset retirement obligation	11,432	13,037
Uncertain tax positions	6,731	6,731
Liabilities from risk management activities	8,924	—
Other	6,366	8,503

Total	$430,164	$368,158

10.	Earnings Per Share

As discussed in Note 2, since we have non-vested share-based payments with a nonforfeitable right to dividends or dividend equivalents (referred to as participating securities) we are required to use the two-class method of computing earnings per share as of October 1, 2009. The Company’s non-vested restricted stock and restricted stock units, granted under the LTIP, for which vesting is predicated solely on the passage of time, are considered to be participating securities. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. The presentation of earnings per share for previously reported periods has been adjusted to reflect the retrospective adoption of this standard.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted earnings per share for the fiscal years ended September 30 are calculated as follows:

	2010	2009	2008
	(In thousands, except per share data)

Basic Earnings Per Share
Net income	$205,839	$190,978	$180,331
Less: Income allocated to participating securities	2,106	1,784	1,387

Net income available to common shareholders	$203,733	$189,194	$178,944

Basic weighted average shares outstanding	91,852	91,117	89,385

Net income per share — Basic	$2.22	$2.08	$2.00

Diluted Earnings Per Share
Net income available to common shareholders	$203,733	$189,194	$178,944
Effect of dilutive stock options and other shares	5	4	3

Net income available to common shareholders	$203,738	$189,198	$178,947

Basic weighted average shares outstanding	91,852	91,117	89,385
Additional dilutive stock options and other shares	570	503	556

Diluted weighted average shares outstanding	92,422	91,620	89,941

Net income per share — Diluted	$2.20	$2.07	$1.99

There were no out-of-the-money options excluded from the computation of diluted earnings per share for the fiscal year ended September 30, 2010 and 2008. There were approximately 70,000 out-of-the-money options excluded from the computation of diluted earnings per share for the fiscal year ended September 30, 2009.

11.	Income Taxes

The components of income tax expense from continuing operations for 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(In thousands)

Current
Federal	$(73,794)	$(37,042)	$7,161
State	6,133	7,964	7,696
Deferred
Federal	184,800	138,959	85,573
State	11,931	(9,200)	12,367
Investment tax credits	(283)	(390)	(424)

	$128,787	$100,291	$112,373

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the provision for income taxes computed at the statutory rate to the reported provisions for income taxes from continuing operations for 2010, 2009 and 2008 are set forth below:

	2010	2009	2008
	(In thousands)

Tax at statutory rate of 35%	$117,119	$101,944	$102,446
Common stock dividends deductible for tax reporting	(1,785)	(1,591)	(1,363)
Tax exempt income	(2)	(153)	—
State taxes (net of federal benefit)	11,742	(803)	12,523
Other, net	1,713	894	(1,233)

Income tax expense	$128,787	$100,291	$112,373

Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that gave rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 2010 and 2009 are presented below:

	2010	2009
	(In thousands)

Deferred tax assets:
Costs expensed for book purposes and capitalized for tax purposes	$—	$6,771
Accruals not currently deductible for tax purposes	9,182	7,664
Customer advances	5,723	6,256
Nonqualified benefit plans	43,427	41,359
Postretirement benefits	57,386	53,074
Treasury lock agreements	3,211	4,404
Unamortized investment tax credit	183	192
Regulatory liabilities	217	834
Tax net operating loss and credit carryforwards	63,621	1,997
Difference between book and tax on mark to market accounting	2,159	—
Other, net	4,561	6,311

Total deferred tax assets	189,670	128,862
Deferred tax liabilities:
Difference in net book value and net tax value of assets	(940,914)	(672,763)
Pension funding	(14,936)	(21,379)
Gas cost adjustments	(6,473)	(2,459)
Regulatory assets	(219)	(195)
Cost expensed for tax purposes and capitalized for book purposes	(2,330)	—
Difference between book and tax on mark to market accounting	—	(12,060)

Total deferred tax liabilities	(964,872)	(708,856)

Net deferred tax liabilities	$(775,202)	$(579,994)

Deferred credits for rate regulated entities	$587	$2,253

At September 30, 2010, we had $14.3 million of federal alternative minimum tax credit carryforwards, $41.2 million of federal net operating loss carryforwards and $8.1 million of state net operating loss

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards. The alternative minimum tax credit carryforwards do not expire. The federal net operating loss carryforwards are available to offset taxable income and will begin to expire in 2028. Depending on the jurisdiction in which the state net operating loss was generated, the state net operating loss carryforwards will begin to expire between 2015 and 2028.

As of September 30, 2010 and 2009, we had recorded liabilities associated with uncertain tax positions totaling $6.7 million. The realization of all of these tax benefits would reduce our income tax expense by approximately $6.7 million. There were no changes in unrecognized tax benefits as a result of tax positions taken during the current or prior years or as a result of settlements with taxing authorities for the fiscal year ended September 30, 2010.

We recognize accrued interest related to unrecognized tax benefits as a component of interest expense. We recognize penalties related to unrecognized tax benefits as a component of miscellaneous income (expense) in accordance with regulatory requirements. We recognized a tax expense of $0.5 million and $0.1 million related to penalty and interest expenses during the fiscal years ended September 30, 2010 and 2009 and a tax benefit of $1.2 million during the fiscal year ended September 30, 2008.

We file income tax returns in the U.S. federal jurisdiction as well as in various states where we have operations. We have concluded substantially all U.S. federal income tax matters through fiscal year 2004.

12.	Commitments and Contingencies

Litigation

Colorado-Kansas Division

Atmos Energy was a defendant in a lawsuit originally filed by Quinque Operating Company, Tom Boles and Robert Ditto in September 1999 in the District Court of Stevens County, Kansas against more than 200 companies in the natural gas industry. The plaintiffs, who purported to represent a class of royalty owners, alleged that the defendants had underpaid royalties on gas taken from wells situated on non-federal and non-Indian lands in Kansas, predicated upon allegations that the defendants’ gas measurements were inaccurate. The plaintiffs did not specifically allege an amount of damages. We were also a defendant, along with over 50 other companies in the natural gas industry, in another proposed class action lawsuit filed in the same court by Will Price, Tom Boles and The Cooper Clarke Foundation in May 2003 involving similar allegations. In September 2009, the court ruled that the plaintiffs in both cases had not provided sufficient evidence to meet the standards of a class action and denied class action status to each of the plaintiffs in both cases. In September 2010, Atmos Energy was dismissed from these cases without liability by the District Court of Stevens County, Kansas.

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

Purchase Commitments

AEM has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At September 30, 2010, AEM was committed to purchase 69.5 Bcf within one year, 28.4 Bcf within one to three years and 3.2 Bcf after three years under indexed contracts. AEM is committed to purchase 3.1 Bcf within one year and 0.3 Bcf within one to three years under fixed price contracts with prices ranging from $3.55 to $6.36 per Mcf. Purchases under these contracts totaled $1,562.8 million, $1,484.5 million and $3,075.0 million for 2010, 2009 and 2008.

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

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. The estimated commitments under these contracts as of September 30, 2010 are as follows (in thousands):

2011	$264,525
2012	74,351
2013	5,407
2014	1,903
2015	—
Thereafter	—

$346,186

Our natural gas marketing and pipeline, storage and other segments maintain long-term contracts related to storage and transportation. The estimated contractual demand fees for contracted storage and transportation under these contracts as of September 30, 2010 are as follows (in thousands):

		Pipeline,
	Natural Gas	Storage and
	Marketing	Other

2011	$18,438	$3,572
2012	13,528	2,082
2013	8,557	1,820
2014	4,843	1,820
2015	2,916	910
Thereafter	241	—

	$48,523	$10,204

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have been replacing certain steel service lines in our Mid-Tex Division since our acquisition of the natural gas distribution system in 2004. Since early 2010, we have been discussing the financial and operational details of an accelerated steel service line replacement program with representatives of 440 municipalities served by our Mid-Tex Division. Two coalitions of cities, representing the majority of the cities our Mid-Tex Division serves, have agreed to a program of installing 100,000 replacements during the next two years, with approved recovery of the associated return, depreciation and taxes. Under the terms of the agreement, the accelerated replacement program will commence in fiscal 2011 at a total projected capital cost of $80 — $120 million, with completion expected in September 2012.

13.	Leases

Leasing Operations

A subsidiary of AEH has constructed electric peaking power-generating plants and associated facilities and entered into agreements to either lease or sell these plants. We completed a sales-type lease transaction for one distributed electric generation plant in 2001 and a second sales-type lease transaction in 2003. In connection with these lease transactions, as of September 30, 2010 and 2009, we had receivables of $7.8 million and $10.8 million and recognized income of $0.9 million, $1.2 million and $1.3 million for fiscal years 2010, 2009 and 2008. The future minimum lease payments to be received for each of the five succeeding fiscal years are as follows:

Minimum
Lease
Receipts
(In thousands)

2011	$2,973
2012	2,973
2013	1,903
2014	—
2015	—
Thereafter	—

Total minimum lease receipts	$7,849

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital and Operating Leases

We have entered into non-cancelable operating leases for office and warehouse space used in our operations. The remaining lease terms range from one to 21 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Renewal options exist for certain of these leases. We have also entered into capital leases for division offices and operating facilities. Property, plant and equipment included amounts for capital leases of $1.3 million at September 30, 2010 and 2009. Accumulated depreciation for these capital leases totaled $0.8 million at September 30, 2010 and 2009. Depreciation expense for these assets is included in consolidated depreciation expense on the consolidated statement of income.

The related future minimum lease payments at September 30, 2010 were as follows:

	Capital	Operating
	Leases	Leases
	(In thousands)

2011	$186	$18,240
2012	186	17,356
2013	186	16,051
2014	186	15,958
2015	186	15,249
Thereafter	450	134,330

Total minimum lease payments	1,380	$217,184

Less amount representing interest	497

Present value of net minimum lease payments	$883

Consolidated lease and rental expense amounted to $16.0 million, $13.6 million and $14.2 million for fiscal 2010, 2009 and 2008.

14.	Concentration of Credit Risk

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

AEM maintains a provision for credit losses based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. We believe, based on our credit policies and our provisions for credit losses as of September 30, 2010, that our financial position,

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results of operations and cash flows will not be materially affected as a result of nonperformance by any single counterparty.

AEM’s estimated credit exposure is monitored in terms of the percentage of its customers, including affiliate customers that are rated as investment grade versus non-investment grade. Credit exposure is defined as the total of (1) accounts receivable, (2) delivered, but unbilled physical sales and (3) mark-to-market exposure for sales and purchases. Investment grade determinations are set internally by AEM’s credit department, but are primarily based on external ratings provided by Moody’s Investors Service Inc. (Moody’s) and/or Standard & Poor’s Corporation (S&P). For non-rated entities, the default rating for municipalities is investment grade, while the default rating for non-guaranteed industrials and commercials is non-investment grade. The following table shows the percentages related to the investment ratings as of September 30, 2010 and 2009.

	September 30, 2010	September 30, 2009

Investment grade	47%	53%
Non-investment grade	53%	47%

Total	100%	100%

The following table presents our financial instrument counterparty credit exposure by operating segment based upon the unrealized fair value of our financial instruments that represent assets as of September 30, 2010. Investment grade counterparties have minimum credit ratings of BBB-, assigned by S&P; or Baa3, assigned by Moody’s. Non-investment grade counterparties are composed of counterparties that are below investment grade or that have not been assigned an internal investment grade rating due to the short-term nature of the contracts associated with that counterparty. This category is composed of numerous smaller counterparties, none of which is individually significant.

	Natural Gas	Natural Gas
	Distribution	Marketing
	Segment(1)	Segment	Consolidated
	(In thousands)

Investment grade counterparties	$—	$973	$973
Non-investment grade counterparties	—	5,959	5,959

	$—	$6,932	$6,932

(1)	Counterparty risk for our natural gas distribution segment is minimized because hedging gains and losses are passed through to our customers.

15.	Supplemental Cash Flow Disclosures

Supplemental disclosures of cash flow information for fiscal 2010, 2009 and 2008 are presented below.

	2010	2009	2008
	(In thousands)

Cash paid for interest	$161,925	$163,554	$139,958
Cash paid (received) for income taxes	$(63,677)	$(36,405)	$3,483

There were no significant noncash investing and financing transactions during fiscal 2010, 2009 and 2008. All cash flows and noncash activities related to our commodity financial instruments are considered as operating activities.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized income statements and capital expenditures by segment are shown in the following tables.

	Year Ended September 30, 2010
		Regulated		Pipeline,
	Natural Gas	Transmission	Natural Gas	Storage
	Distribution	and Storage	Marketing	and Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$2,911,623	$97,023	$1,754,523	$26,521	$—	$4,789,690
Intersegment revenues	870	105,990	396,741	8,797	(512,398)	—

	2,912,493	203,013	2,151,264	35,318	(512,398)	4,789,690
Purchased gas cost	1,863,046	—	2,065,313	7,178	(510,788)	3,424,749

Gross profit	1,049,447	203,013	85,951	28,140	(1,610)	1,364,941
Operating expenses
Operation and maintenance	362,882	72,249	26,390	8,127	(1,610)	468,038
Depreciation and amortization	190,518	21,368	2,450	2,624	—	216,960
Taxes, other than income	173,593	12,358	2,859	1,697	—	190,507

Total operating expenses	726,993	105,975	31,699	12,448	(1,610)	875,505

Operating income	322,454	97,038	54,252	15,692	—	489,436
Miscellaneous income (expense)	1,384	135	2,280	3,083	(7,221)	(339)
Interest charges	118,430	31,174	9,280	2,808	(7,221)	154,471

Income before income taxes	205,408	65,999	47,252	15,967	—	334,626
Income tax expense	79,459	24,513	19,523	5,292	—	128,787

Net income	$125,949	$41,486	$27,729	$10,675	$—	$205,839

Capital expenditures	$437,815	$95,835	$5,410	$3,576	$—	$542,636

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2009
		Regulated		Pipeline,
	Natural Gas	Transmission	Natural Gas	Storage
	Distribution	and Storage	Marketing	and Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$2,983,966	$119,427	$1,832,912	$32,775	$—	$4,969,080
Intersegment revenues	799	90,231	503,935	9,149	(604,114)	—

	2,984,765	209,658	2,336,847	41,924	(604,114)	4,969,080
Purchased gas cost	1,960,137	—	2,252,235	12,428	(602,422)	3,622,378

Gross profit	1,024,628	209,658	84,612	29,496	(1,692)	1,346,702
Operating expenses
Operation and maintenance	369,429	85,249	34,201	7,167	(2,036)	494,010
Depreciation and amortization	192,274	20,413	1,590	2,931	—	217,208
Taxes, other than income	169,312	10,231	2,271	886	—	182,700
Asset impairments	4,599	602	146	35	—	5,382

Total operating expenses	735,614	116,495	38,208	11,019	(2,036)	899,300

Operating income	289,014	93,163	46,404	18,477	344	447,402
Miscellaneous income (expense)	5,766	1,433	537	6,253	(17,292)	(3,303)
Interest charges	124,055	30,982	12,911	1,830	(16,948)	152,830

Income before income taxes	170,725	63,614	34,030	22,900	—	291,269
Income tax expense	53,918	22,558	13,836	9,979	—	100,291

Net income	$116,807	$41,056	$20,194	$12,921	$—	$190,978

Capital expenditures	$379,500	$108,332	$242	$21,420	$—	$509,494

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2008
		Regulated		Pipeline,
	Natural Gas	Transmission	Natural Gas	Storage
	Distribution	and Storage	Marketing	and Other	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$3,654,338	$108,116	$3,436,563	$22,288	$—	$7,221,305
Intersegment revenues	792	87,801	851,299	9,421	(949,313)	—

	3,655,130	195,917	4,287,862	31,709	(949,313)	7,221,305
Purchased gas cost	2,649,064	—	4,194,841	3,396	(947,322)	5,899,979

Gross profit	1,006,066	195,917	93,021	28,313	(1,991)	1,321,326
Operating expenses
Operation and maintenance	389,244	77,439	30,903	4,983	(2,335)	500,234
Depreciation and amortization	177,205	19,899	1,546	1,792	—	200,442
Taxes, other than income	178,452	8,834	4,180	1,289	—	192,755

Total operating expenses	744,901	106,172	36,629	8,064	(2,335)	893,431

Operating income	261,165	89,745	56,392	20,249	344	427,895
Miscellaneous income	9,689	1,354	2,022	8,428	(18,762)	2,731
Interest charges	117,933	27,049	9,036	2,322	(18,418)	137,922

Income before income taxes	152,921	64,050	49,378	26,355	—	292,704
Income tax expense	60,273	22,625	19,389	10,086	—	112,373

Net income	$92,648	$41,425	$29,989	$16,269	$—	$180,331

Capital expenditures	$386,542	$75,071	$340	$10,320	$—	$472,273

The following table summarizes our revenues by products and services for the fiscal year ended September 30.

	2010	2009	2008
	(In thousands)

Natural gas distribution revenues:
Gas sales revenues:
Residential	$1,826,752	$1,830,140	$2,131,447
Commercial	808,981	838,184	1,077,056
Industrial	112,366	135,633	212,531
Public authority and other	70,580	89,183	137,821

Total gas sales revenues	2,818,679	2,893,140	3,558,855
Transportation revenues	61,384	59,115	59,712
Other gas revenues	31,560	31,711	35,771

Total natural gas distribution revenues	2,911,623	2,983,966	3,654,338
Regulated transmission and storage revenues	97,023	119,427	108,116
Natural gas marketing revenues	1,754,523	1,832,912	3,436,563
Pipeline, storage and other revenues	26,521	32,775	22,288

Total operating revenues	$4,789,690	$4,969,080	$7,221,305

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at September 30, 2010 and 2009 by segment is presented in the following tables:

	September 30, 2010
		Regulated		Pipeline,
	Natural Gas	Transmission	Natural Gas	Storage
	Distribution	and Storage	Marketing	and Other	Eliminations	Consolidated
	(In thousands)

ASSETS
Property, plant and equipment, net	$3,959,112	$748,947	$11,082	$73,934	$—	$4,793,075
Investment in subsidiaries	620,863	—	(2,096)	—	(618,767)	—
Current assets
Cash and cash equivalents	31,952	—	99,644	356	—	131,952
Assets from risk management activities	2,219	—	18,356	3,372	(3,372)	20,575
Other current assets	528,655	19,504	179,666	145,361	(150,521)	722,665
Intercompany receivables	546,313	—	—	123,080	(669,393)	—

Total current assets	1,109,139	19,504	297,666	272,169	(823,286)	875,192
Intangible assets	—	—	834	—	—	834
Goodwill	572,262	132,341	24,282	10,429	—	739,314
Noncurrent assets from risk management activities	47	—	1,214	3	(327)	937
Deferred charges and other assets	324,707	13,037	1,404	15,291	—	354,439

	$6,586,130	$913,829	$334,386	$371,826	$(1,442,380)	$6,763,791

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,178,348	$212,687	$63,650	$344,526	$(620,863)	$2,178,348
Long-term debt	1,809,289	—	—	262	—	1,809,551

Total capitalization	3,987,637	212,687	63,650	344,788	(620,863)	3,987,899
Current liabilities
Current maturities of long-term debt	360,000	—	—	131	—	360,131
Short-term debt	258,488	—	—	—	(132,388)	126,100
Liabilities from risk management activities	48,942	—	4,098	5	(3,372)	49,673
Other current liabilities	473,076	10,949	149,220	12,967	(16,037)	630,175
Intercompany payables	—	543,007	126,386	—	(669,393)	—

Total current liabilities	1,140,506	553,956	279,704	13,103	(821,190)	1,166,079
Deferred income taxes	691,126	142,337	(15,864)	11,529	—	829,128
Noncurrent liabilities from risk management activities	2,924	—	6,000	327	(327)	8,924
Regulatory cost of removal obligation	350,521	—	—	—	—	350,521
Deferred credits and other liabilities	413,416	4,849	896	2,079	—	421,240

	$6,586,130	$913,829	$334,386	$371,826	$(1,442,380)	$6,763,791

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2009
		Regulated		Pipeline,
	Natural Gas	Transmission	Natural Gas	Storage
	Distribution	and Storage	Marketing	and Other	Eliminations	Consolidated
	(In thousands)

ASSETS
Property, plant and equipment, net	$3,703,471	$672,829	$7,112	$55,691	$—	$4,439,103
Investment in subsidiaries	547,936	—	(2,096)	—	(545,840)	—
Current assets
Cash and cash equivalents	23,655	—	87,266	282	—	111,203
Assets from risk management activities	4,395	—	27,424	2,765	(2,941)	31,643
Other current assets	499,155	17,017	157,846	112,551	(100,475)	686,094
Intercompany receivables	552,408	—	—	128,104	(680,512)	—

Total current assets	1,079,613	17,017	272,536	243,702	(783,928)	828,940
Intangible assets	—	—	1,461	—	—	1,461
Goodwill	571,592	132,300	24,282	10,429	—	738,603
Noncurrent assets from risk management activities	1,620	—	12,415	6	(6)	14,035
Deferred charges and other assets	313,644	11,932	1,065	18,300	—	344,941

	$6,217,876	$834,078	$316,775	$328,128	$(1,329,774)	$6,367,083

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,176,761	$171,200	$83,354	$293,382	$(547,936)	$2,176,761
Long-term debt	2,169,007	—	—	393	—	2,169,400

Total capitalization	4,345,768	171,200	83,354	293,775	(547,936)	4,346,161
Current liabilities
Current maturities of long- term debt	—	—	—	131	—	131
Short-term debt	158,942	—	—	—	(86,392)	72,550
Liabilities from risk management activities	20,181	—	4,060	182	(2,941)	21,482
Other current liabilities	510,749	9,251	116,078	19,167	(11,987)	643,258
Intercompany payables	—	557,190	123,322	—	(680,512)	—

Total current liabilities	689,872	566,441	243,460	19,480	(781,832)	737,421
Deferred income taxes	477,352	92,250	(10,675)	12,013	—	570,940
Noncurrent liabilities from risk management activities	—	—	6	—	(6)	—
Regulatory cost of removal obligation	344,403	—	—	—	—	344,403
Deferred credits and other liabilities	360,481	4,187	630	2,860	—	368,158

	$6,217,876	$834,078	$316,775	$328,128	$(1,329,774)	$6,367,083

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Selected Quarterly Financial Data (Unaudited)

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

	Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)

Fiscal year 2010:
Operating revenues
Natural gas distribution	$802,894	$1,365,988	$405,271	$338,340
Regulated transmission and storage	46,860	55,181	44,957	56,015
Natural gas marketing	544,271	692,152	421,406	493,435
Pipeline, storage and other	11,623	9,050	8,196	6,449
Intersegment eliminations	(112,796)	(182,105)	(109,573)	(107,924)

	1,292,852	1,940,266	770,257	786,315
Gross profit	410,849	454,321	253,228	246,543
Operating income	190,596	224,540	34,109	40,191
Net income (loss)	93,330	114,126	(3,154)	1,537
Net income (loss) per basic share	$1.00	$1.22	$(0.03)	$0.02
Net income (loss) per diluted share	$1.00	$1.22	$(0.03)	$0.02
Fiscal year 2009:
Operating revenues
Natural gas distribution	$1,055,968	$1,230,420	$386,985	$311,392
Regulated transmission and storage	54,682	59,234	49,345	46,397
Natural gas marketing	787,495	708,658	453,504	387,190
Pipeline, storage and other	16,448	12,272	8,226	4,978
Intersegment eliminations	(198,261)	(189,178)	(117,285)	(99,390)

	1,716,332	1,821,406	780,775	650,567
Gross profit	395,212	460,051	259,640	231,799
Operating income	163,194	226,547	43,683	13,978
Net income (loss)	75,963	129,003	1,964	(15,952)
Net income (loss) per basic share	$0.83	$1.41	$0.02	$(0.17)
Net income (loss) per diluted share	$0.83	$1.40	$0.02	$(0.17)

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control-Integrated Framework issued by COSO and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of September 30, 2010, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Ernst & Young LLP has issued its report on the effectiveness of the Company’s internal control over financial reporting. That report appears below.

/s/ KIM R. COCKLIN	/s/ FRED E. MEISENHEIMER
Kim R. Cocklin	Fred E. Meisenheimer
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer and Treasurer

November 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Atmos Energy Corporation

We have audited Atmos Energy Corporation’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Atmos Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Atmos Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of September 30, 2010 and 2009, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010 of Atmos Energy Corporation and our report dated November 12, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Dallas, Texas
November 12, 2010

Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fourth quarter of the fiscal year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 9, 2011 Information regarding executive officers is included in Part I of this Annual Report on Form 10-K.

Identification of the members of the Audit Committee of the Board of Directors as well as the Board of Directors’ determination as to whether one or more audit committee financial experts are serving on the Audit Committee of the Board of Directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 9, 2011.

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

Information on executive compensation is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 9, 2011.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security ownership of certain beneficial owners and of management is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 9, 2011. Information concerning our equity compensation plans is provided in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, of this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Information on certain relationships and related transactions as well as director independence is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 9, 2011.

ITEM 14.	Principal Accountant Fees and Services.

Information on our principal accountant’s fees and services is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 9, 2011.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a) 1. and 2. Financial statements and financial statement schedules.

The financial statements and financial statement schedule listed in the Index to Financial Statements in Item 8 are filed as part of this Form 10-K.

3.	Exhibits

The exhibits listed in the accompanying Exhibits Index are filed as part of this Form 10-K. The exhibits numbered 10.7(a) through 10.15 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION
(Registrant)

By:	/s/ FRED E. MEISENHEIMER
Fred E. Meisenheimer
Senior Vice President, Chief Financial
Officer and Treasurer

Date: November 12, 2010

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kim R. Cocklin and Fred. E. Meisenheimer, or either of them acting alone or together, as his true and lawful attorney-in-fact and agent with full power to act alone, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ KIM R. COCKLIN Kim R. Cocklin	President, Chief Executive Officer and Director	November 12, 2010

/s/ FRED E. MEISENHEIMER Fred E. Meisenheimer	Senior Vice President, Chief Financial Officer and Treasurer	November 12, 2010

/s/ CHRISTOPHER T. FORSYTHE Christopher T. Forsythe	Vice President and Controller (Principal Accounting Officer)	November 12, 2010

/s/ ROBERT W. BEST Robert W. Best	Executive Chairman of the Board	November 12, 2010

/s/ RICHARD W. CARDIN Richard W. Cardin	Director	November 12, 2010

/s/ RICHARD W. DOUGLAS Richard W. Douglas	Director	November 12, 2010

/s/ RUBEN E. ESQUIVEL Ruben E. Esquivel	Director	November 12, 2010

/s/ RICHARD K. GORDON Richard K. Gordon	Director	November 12, 2010

/s/ ROBERT C. GRABLE Robert C. Grable	Director	November 12, 2010

/s/ THOMAS C. MEREDITH Thomas C. Meredith	Director	November 12, 2010

/s/ PHILLIP E. NICHOL Phillip E. Nichol	Director	November 12, 2010

/s/ NANCY K. QUINN Nancy K. Quinn	Director	November 12, 2010

/s/ STEPHEN R. SPRINGER Stephen R. Springer	Director	November 12, 2010

/s/ CHARLES K. VAUGHAN Charles K. Vaughan	Director	November 12, 2010

/s/ RICHARD WARE II Richard Ware II	Director	November 12, 2010

Schedule II

ATMOS ENERGY CORPORATION

Valuation and Qualifying Accounts
Three Years Ended September 30, 2010

		Additions
	Balance at	Charged to	Charged to			Balance
	Beginning	Cost &	Other			at End
	of Period	Expenses	Accounts	Deductions		of Period
		(In thousands)

2010
Allowance for doubtful accounts	$11,478	$7,694	$—	$6,471	(1)	$12,701
2009
Allowance for doubtful accounts	$15,301	$7,769	$—	$11,592	(1)	$11,478
2008
Allowance for doubtful accounts	$16,160	$15,655	$—	$16,514	(1)	$15,301

(1)	Uncollectible accounts written off.

EXHIBITS INDEX
Item 14.(a)(3)

Page Number or
Exhibit			Incorporation by
Number		Description	Reference to

Articles of Incorporation and Bylaws
3.1		Restated Articles of Incorporation of Atmos Energy Corporation — Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2		Restated Articles of Incorporation of Atmos Energy Corporation — Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3		Amended and Restated Bylaws of Atmos Energy Corporation (as of February 3, 2010)	Exhibit 3.2 of Form 8-K dated February 3, 2010 (File No. 1-10042)
Instruments Defining Rights of Security Holders
4.1		Specimen Common Stock Certificate (Atmos Energy Corporation)
4.2		Indenture dated as of November 15, 1995 between United Cities Gas Company and Bank of America Illinois, Trustee	Exhibit 4.11(a) to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.3		Indenture dated as of July 15, 1998 between Atmos Energy Corporation and U.S. Bank Trust National Association, Trustee	Exhibit 4.8 to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.4		Indenture dated as of May 22, 2001 between Atmos Energy Corporation and SunTrust Bank, Trustee	Exhibit 99.3 to Form 8-K dated May 15, 2001 (File No. 1-10042)
4.5		Indenture dated as of June 14, 2007, between Atmos Energy Corporation and U.S. Bank National Association, Trustee	Exhibit 4.1 to Form 8-K dated June 11, 2007 (File No. 1-10042)
4.6		Indenture dated as of March 23, 2009 between Atmos Energy Corporation and U.S. Bank National Corporation, Trustee	Exhibit 4.1 to Form 8-K dated March 26, 2009 (File No. 1-10042)
4	.7(a)	Debenture Certificate for the 6 3/4% Debentures due 2028	Exhibit 99.2 to Form 8-K dated July 22, 1998 (File No. 1-10042)
4	.7(b)	Global Security for the 7 3/8% Senior Notes due 2011	Exhibit 99.2 to Form 8-K dated May 15, 2001 (File No. 1-10042)
4	.7(c)	Global Security for the 5 1/8% Senior Notes due 2013	Exhibit 10(2)(c) to Form 10-K for fiscal year ended September 30, 2004 (File No. 1-10042)
4	.7(d)	Global Security for the 4.95% Senior Notes due 2014	Exhibit 10(2)(f) to Form 10-K for fiscal year ended September 30, 2004 (File No. 1-10042)
4	.7(e)	Global Security for the 5.95% Senior Notes due 2034	Exhibit 10(2)(g) to Form 10-K for fiscal year ended September 30, 2004 (File No. 1-10042)
4	.7(f)	Global Security for the 6.35% Senior Notes due 2017	Exhibit 4.2 to Form 8-K dated June 11, 2007 (File No. 1-10042)
4	.7(g)	Global Security for the 8.50% Senior Notes due 2019	Exhibit 4.2 to Form 8-K dated March 26, 2009 (File No. 1-10042)

Page Number or
Exhibit			Incorporation by
Number		Description	Reference to

Material Contracts
10.1		Pipeline Construction and Operating Agreement, dated November 30, 2005, by and between Atmos-Pipeline Texas, a division of Atmos Energy Corporation, a Texas and Virginia corporation and Energy Transfer Fuel, LP, a Delaware limited partnership	Exhibit 10.1 to Form 8-K dated November 30, 2005 (File No. 1-10042)
10.2		Revolving Credit Agreement (5 Year Facility), dated as of December 15, 2006, among Atmos Energy Corporation, SunTrust Bank, as Administrative Agent, Wachovia Bank, N.A. as Syndication Agent and Bank of America, N.A., JPMorgan Chase Bank, N.A., and the Royal Bank of Scotland plc as Co-Documentation Agents, and the lenders from time to time parties thereto	Exhibit 10.1 to Form 8-K dated December 15, 2006 (File No. 1-10042)
10.3		Revolving Credit Agreement (364 Day Facility), dated as of October 22, 2009, among Atmos Energy Corporation, the Lenders from time to time parties thereto, SunTrust Bank as Administrative Agent, Wells Fargo Bank, N.A. as Syndication Agent, and Bank of America, N.A. and U.S. Bank National Association as co-Documentation Agents	Exhibit 10.1 to Form 8-K dated October 22, 2009 (File No. 1-10042)
10.4		Revolving Credit Agreement (180 Day Facility), dated as of October 15, 2010, among Atmos Energy Corporation, the Lenders from time to time parties thereto, SunTrust Bank as Administrative Agent, Wells Fargo Bank, N.A. as Syndication Agent, and Bank of America, N.A. and U.S. Bank National Association as co-Documentation Agents	Exhibit 10.1 to Form 8-K dated October 15, 2010 (File No. 1-10042)
10	.5(a)	Fourth Amended and Restated Credit Agreement, dated as of December 10, 2009, among Atmos Energy Marketing, LLC, a Delaware limited liability company, BNP Paribas, a bank organized under the laws of France, as administrative agent, collateral agent, as an issuing bank and as a bank, Fortis Bank SA/NV, New York Branch, a bank organized under the laws of Belgium, as documentation agent, as an issuing bank and as a bank, Société Générale, as syndication agent, as an issuing bank and as a bank and the other financial institutions which may become parties thereto	Exhibit 10.1 to Form 8-K dated December 10, 2009 (File No. 1-10042)
10	.5(b)	Second Amended and Restated Intercreditor Agreement, dated as of December 10, 2009, among BNP Paribas and the other financial institutions which may become parties thereto	Exhibit 10.2 to Form 8-K dated December 10, 2009 (File No. 1-10042)

Page Number or
Exhibit			Incorporation by
Number		Description	Reference to

10	.6(a)	Accelerated Share Buyback Agreement with Goldman, Sachs & Co. — Master Confirmation dated July 1, 2010
10	.6(b)	Accelerated Share Buyback Agreement with Goldman, Sachs & Co. — Supplemental Confirmation dated July 1, 2010
Executive Compensation Plans and
Arrangements
10	.7(a)*	Form of Atmos Energy Corporation Change in Control Severance Agreement — Tier I
10	.7(b)*	Form of Atmos Energy Corporation Change in Control Severance Agreement — Tier II
10	.8(a)*	Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31 to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10	.8(b)*	Amendment No. 1 to the Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31(a) to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10	.9(a)*	Description of Financial and Estate Planning Program	Exhibit 10.25(b) to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10	.9(b)*	Description of Sporting Events Program	Exhibit 10.26(c) to Form 10-K for fiscal year ended September 30, 1993 (File No. 1-10042)
10	.10(a)*	Atmos Energy Corporation Supplemental Executive Benefits Plan, Amended and Restated in its Entirety August 7, 2007	Exhibit 10.8(a) to Form 10-K for fiscal year ended September 30, 2008 (File No. 1-10042)
10	.10(b)*	Atmos Energy Corporation Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of November 12, 2009)
10	.10(c)*	Atmos Energy Corporation Account Balance Supplemental Executive Retirement Plan, Effective Date August 5, 2009
10	.10(d)*	Atmos Energy Corporation Performance-Based Supplemental Executive Benefits Plan Trust Agreement, Effective Date December 1, 2000	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10	.10(e)*	Form of Individual Trust Agreement for the Supplemental Executive Benefits Plan	Exhibit 10.3 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10	.11(a)*	Mini-Med/Dental Benefit Extension Agreement dated October 1, 1994	Exhibit 10.28(f) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10	.11(b)*	Amendment No. 1 to Mini-Med/Dental Benefit Extension Agreement dated August 14, 2001	Exhibit 10.28(g) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10	.11(c)*	Amendment No. 2 to Mini-Med/Dental Benefit Extension Agreement dated December 31, 2002	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2002 (File No. 1-10042)
10	.12*	Atmos Energy Corporation Equity Incentive and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of January 1, 2010

Page Number or
Exhibit			Incorporation by
Number		Description	Reference to

10	.13*	Atmos Energy Corporation Outside Directors Stock-for-Fee Plan, Amended and Restated as of October 1, 2009
10	.14(a)*	Atmos Energy Corporation 1998 Long-Term Incentive Plan (as amended and restated February 9, 2007)	Exhibit 10.2 to Form 10-Q for quarter ended March 31, 2007 (File No. 1-10042)
10	.14(b)*	Amendment No. 1 to Atmos Energy Corporation 1998 Long-Term Incentive Plan (as amended and restated February 9, 2007)	Exhibit 10.12(b) to Form 10-K for fiscal year ended September 30, 2008 (File No. 1-10042)
10	.14(c)*	Form of Non-Qualified Stock Option Agreement under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.16(b) to Form 10-K for fiscal year ended September 30, 2005 (File No. 1-10042)
10	.14(d)*	Form of Award Agreement of Restricted Stock With Time-Lapse Vesting under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.12(d) to Form 10-K for fiscal year ended September 30, 2008 (File No. 1-10042)
10	.14(e)*	Form of Award Agreement of Time-Lapse Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan
10	.14(f)*	Form of Award Agreement of Performance-Based Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan
10	.15*	Atmos Energy Corporation Annual Incentive Plan for Management (as amended and restated October 1, 2009)
12		Statement of computation of ratio of earnings to fixed charges
Other Exhibits, as indicated
21		Subsidiaries of the registrant
23.1		Consent of independent registered public accounting firm, Ernst & Young LLP
24		Power of Attorney	Signature page of Form 10-K for fiscal year ended September 30, 2010
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certifications**
101	.INS	XBRL Instance Document***
101	.SCH	XBRL Taxonomy Extension Schema***
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101	.DEF	XBRL Taxonomy Extension Definition Linkbase***
101	.LAB	XBRL Taxonomy Extension Labels Linkbase***
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase***

*	This exhibit constitutes a “management contract or compensatory plan, contract, or arrangement.”

**	These certifications pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Annual Report on Form 10-K, will not be deemed to be filed with the Securities and Exchange Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.