Form 10-Q
period 2010-12-31
ATMOS ENERGY CORP
filed 2011-02-09
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐      No ☑

Number of shares outstanding of each of the issuer’s classes of common stock, as of February 3, 2011.

Class	Shares Outstanding

No Par Value	90,648,911

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
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits
SIGNATURE
EXHIBITS INDEX
EX-12
EX-15
EX-31
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated other comprehensive income
APS	Atmos Pipeline and Storage, LLC
Bcf	Billion cubic feet
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Ltd.
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
ISRS	Infrastructure System Replacement Surcharge
LPSC	Louisiana Public Service Commission
Mcf	Thousand cubic feet
MMcf	Million cubic feet
MPSC	Mississippi Public Service Commission
Moody’s	Moody’s Investors Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Property, plant and equipment	$6,638,718	$6,542,318
Less accumulated depreciation and amortization	1,779,374	1,749,243

Net property, plant and equipment	4,859,344	4,793,075
Current assets
Cash and cash equivalents	129,892	131,952
Accounts receivable, net	564,934	273,207
Gas stored underground	339,105	319,038
Other current assets	229,324	150,995

Total current assets	1,263,255	875,192
Goodwill and intangible assets	739,991	740,148
Deferred charges and other assets	359,033	355,376

	$7,221,623	$6,763,791

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share);
200,000,000 shares authorized; issued and outstanding:
December 31, 2010 — 90,638,491 shares
September 30, 2010 — 90,164,103 shares	$453	$451
Additional paid-in capital	1,724,899	1,714,364
Retained earnings	529,900	486,905
Accumulated other comprehensive income (loss)	19,601	(23,372)

Shareholders’ equity	2,274,853	2,178,348
Long-term debt	1,807,319	1,809,551

Total capitalization	4,082,172	3,987,899
Current liabilities
Accounts payable and accrued liabilities	510,085	266,208
Other current liabilities	349,914	413,640
Short-term debt	247,993	126,100
Current maturities of long-term debt	352,434	360,131

Total current liabilities	1,460,426	1,166,079
Deferred income taxes	892,090	829,128
Regulatory cost of removal obligation	354,871	350,521
Deferred credits and other liabilities	432,064	430,164

	$7,221,623	$6,763,791

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31
	2010	2009
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Natural gas distribution segment	$727,195	$802,894
Regulated transmission and storage segment	49,007	46,860
Nonregulated segment	475,640	548,016
Intersegment eliminations	(94,847)	(104,918)

	1,156,995	1,292,852
Purchased gas cost
Natural gas distribution segment	427,423	508,267
Regulated transmission and storage segment	—	—
Nonregulated segment	450,462	478,241
Intersegment eliminations	(94,450)	(104,505)

	783,435	882,003

Gross profit	373,560	410,849
Operating expenses
Operation and maintenance	116,594	123,862
Depreciation and amortization	56,161	53,839
Taxes, other than income	40,696	42,552

Total operating expenses	213,451	220,253

Operating income	160,109	190,596
Miscellaneous expense	(737)	(269)
Interest charges	38,917	38,708

Income before income taxes	120,455	151,619
Income tax expense	46,458	58,289

Net income	$73,997	$93,330

Basic net income per share	$0.81	$1.00

Diluted net income per share	$0.81	$1.00

Cash dividends per share	$0.340	$0.335

Weighted average shares outstanding:
Basic	90,082	92,152

Diluted	90,408	92,509

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31
	2010	2009
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$73,997	$93,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Charged to depreciation and amortization	56,161	53,839
Charged to other accounts	46	36
Deferred income taxes	43,423	12,832
Other	4,712	4,382
Net assets / liabilities from risk management activities	5,304	(26,891)
Net change in operating assets and liabilities	(137,819)	(42,372)

Net cash provided by operating activities	45,824	95,156

Cash Flows From Investing Activities
Capital expenditures	(123,162)	(115,439)
Other, net	(370)	(1,873)

Net cash used in investing activities	(123,532)	(117,312)

Cash Flows From Financing Activities
Net increase in short-term debt	112,628	111,335
Repayment of long-term debt	(10,000)	—
Cash dividends paid	(31,002)	(31,234)
Repurchase of equity awards	(3,231)	—
Issuance of common stock	7,253	5,681

Net cash provided by financing activities	75,648	85,782

Net increase (decrease) in cash and cash equivalents	(2,060)	63,626
Cash and cash equivalents at beginning of period	131,952	111,203

Cash and cash equivalents at end of period	$129,892	$174,829

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2010

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

Through our natural gas distribution business, we deliver natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers through our six regulated natural gas distribution divisions which cover service areas located in 12 states. In addition, we transport natural gas for others through our distribution system. Our regulated activities also include our regulated pipeline and storage operations, which include the transportation of natural gas to our distribution system and the management of our underground storage facilities. Our regulated businesses are subject to federal and state regulation and/or regulation by local authorities in each of the states in which our natural gas distribution divisions operate.

Our nonregulated businesses operate primarily in the Midwest and Southeast through various wholly-owned subsidiaries of Atmos Energy Holdings, Inc, (AEH). AEH is wholly owned by the Company and based in Houston, Texas. Through AEH, we provide natural gas management and transportation services to municipalities, natural gas distribution companies, including certain divisions of Atmos Energy and third parties. AEH also seeks to maximize, through asset optimization activities, the economic value associated with storage and transportation capacity it owns or controls. Certain of these arrangements are with regulated affiliates of the Company, which have been approved by applicable state regulatory commissions.

As discussed in Note 10, we operate the Company through the following three segments:

•	the natural gas distribution segment, which includes our regulated natural gas distribution and related sales operations,

•	the regulated transmission and storage segment, which includes the regulated pipeline and storage operations of our Atmos Pipeline — Texas Division and

•	the nonregulated segment, which includes our nonregulated natural gas management, nonregulated natural gas transmission, storage and other services.

2.	Unaudited Interim Financial Information

These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Because of seasonal and other factors, the results of operations for the three-month period ended December 31, 2010 are not indicative of our results of operations for the full 2011 fiscal year, which ends September 30, 2011.

We have evaluated subsequent events from the December 31, 2010 balance sheet date through the date these financial statements were filed with the Securities and Exchange Commission (SEC). Except as discussed

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in Note 8, no events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the condensed consolidated financial statements.

Significant accounting policies

Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. During the three months ended December 31, 2010, two new accounting standards became applicable to the Company pertaining to goodwill impairment testing for reporting units with zero or negative carrying amounts and disclosure of supplementary pro forma information for business combinations. The adoption of these standards did not have an impact on our financial position, results of operations or cash flows. There were no other significant changes to our accounting policies during the quarter ended December 31, 2010.

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

Significant regulatory assets and liabilities as of December 31, 2010 and September 30, 2010 included the following:

	December 31,	September 30,
	2010	2010
	(In thousands)

Regulatory assets:
Pension and postretirement benefit costs	$206,165	$209,564
Merger and integration costs, net	6,596	6,714
Deferred gas costs	48,205	22,701
Regulatory cost of removal asset	38,533	31,014
Environmental costs	704	805
Rate case costs	4,756	4,505
Deferred franchise fees	452	1,161
Other	2,643	1,046

	$308,054	$277,510

Regulatory liabilities:
Deferred gas costs	$8,424	$43,333
Deferred franchise fees	2,812	—
Regulatory cost of removal obligation	388,391	381,474
Other	6,012	6,112

	$405,639	$430,919

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive income

The following table presents the components of comprehensive income, net of related tax, for the three-month periods ended December 31, 2010 and 2009:

	Three Months Ended
	December 31
	2010	2009
	(In thousands)

Net income	$73,997	$93,330
Unrealized holding gains on investments, net of tax expense of $455 and $390 for the three months ended December 31, 2010 and 2009	776	664
Amortization and unrealized gain on interest rate hedging transactions, net of tax expense of $18,704 and $248 for the three months ended December 31, 2010 and 2009	31,847	422
Net unrealized gains on commodity hedging transactions, net of tax expense of $6,617 and $4,254 for the three months ended December 31, 2010 and 2009	10,350	6,654

Comprehensive income	$116,970	$101,070

Accumulated other comprehensive income (loss), net of tax, as of December 31, 2010 and September 30, 2010 consisted of the following unrealized gains (losses):

	December 31,	September 30,
	2010	2010
	(In thousands)

Accumulated other comprehensive income (loss):
Unrealized holding gains on investments	$4,981	$4,205
Treasury lock agreements(1)	26,379	(5,468)
Cash flow hedges	(11,759)	(22,109)

	$19,601	$(23,372)

(1)	The increase primarily reflects the change in fair value of certain Treasury lock agreements executed in September 2010. See Note 3 for further information.

3.	Financial Instruments

We currently use financial instruments to mitigate commodity price risk. Additionally, we periodically utilize financial instruments to manage interest rate risk. The objectives and strategies for using financial instruments have been tailored to our regulated and nonregulated businesses. The accounting for these financial instruments is fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. During the first quarter there were no changes in our objectives, strategies and accounting for these financial instruments. Currently, we utilize financial instruments in our natural gas distribution and nonregulated segments. We currently do not manage commodity price risk with financial instruments in our regulated transmission and storage segment.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our financial instruments do not contain any credit risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions.

Regulated Commodity Risk Management Activities

Although our purchased gas cost adjustment mechanisms essentially insulate our natural gas distribution segment from commodity price risk, our customers are exposed to the effects of volatile natural gas prices. We manage this exposure through a combination of physical storage, fixed-price forward contracts and financial instruments, primarily over-the-counter swap and option contracts, in an effort to minimize the impact of natural gas price volatility on our customers during the winter heating season.

Our natural gas distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. Historically, if the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2010-2011 heating season, in the jurisdictions where we are permitted to utilize financial instruments, we anticipate hedging approximately 35 percent, or 31.5 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges.

The costs associated with and the gains and losses arising from the use of financial instruments to mitigate commodity price risk are included in our purchased gas costs adjustment mechanisms in accordance with regulatory requirements. Therefore, changes in the fair value of these financial instruments are initially recorded as a component of deferred gas costs and recognized in the consolidated statement of income as a component of purchased gas cost when the related costs are recovered through our rates and recognized in revenue in accordance with applicable authoritative accounting guidance. Accordingly, there is no earnings impact on our natural gas distribution segment as a result of the use of financial instruments.

Nonregulated Commodity Risk Management Activities

In our nonregulated operations, we aggregate and purchase gas supply, arrange transportation and/or storage logistics and ultimately deliver gas to our customers at competitive prices. To facilitate this process, we utilize proprietary and customer-owned transportation and storage assets to provide the various services our customers’ request.

We also perform asset optimization activities in our nonregulated segment. Through asset optimization activities, we seek to enhance our gross profit by maximizing the economic value associated with the storage and transportation capacity we own or control. We attempt to meet this objective by engaging in natural gas storage transactions in which we seek to find and profit from pricing differences that occur over time. We purchase physical natural gas and then sell financial instruments at advantageous prices to lock in a gross profit margin. Through the use of transportation and storage services and financial instruments, we also seek to capture gross profit margin through the arbitrage of pricing differences that exist in various locations and by recognizing pricing differences that occur over time. Over time, gains and losses on the sale of storage gas inventory should be offset by gains and losses on the financial instruments, resulting in the realization of the economic gross profit margin we anticipated at the time we structured the original transaction.

As a result of these activities, our nonregulated segment is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks through a combination of physical storage and financial instruments, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. Futures contracts provide the right to buy or sell the commodity at a fixed price in the future. Option contracts provide the right, but not the requirement, to buy or sell the commodity at a

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fixed price. Swap contracts require receipt of payment for the commodity based on the difference between a fixed price and the market price on the settlement date.

We use financial instruments, designated as cash flow hedges of anticipated purchases and sales at index prices, to mitigate the commodity price risk in our nonregulated operations associated with deliveries under fixed-priced forward contracts to deliver gas to customers. These financial instruments have maturity dates ranging from one to 56 months. We use financial instruments, designated as fair value hedges, to hedge our natural gas inventory used in our asset optimization activities in our nonregulated segment.

Also, in our nonregulated operations, we use storage swaps and futures to capture additional storage arbitrage opportunities that arise subsequent to the execution of the original fair value hedge associated with our physical natural gas inventory, basis swaps to insulate and protect the economic value of our fixed price and storage books and various over-the-counter and exchange-traded options. These financial instruments have not been designated as hedges.

Our nonregulated risk management activities are controlled through various risk management policies and procedures. Our Audit Committee has oversight responsibility for our nonregulated risk management limits and policies. A risk committee, comprised of corporate and business unit officers, is responsible for establishing and enforcing our nonregulated risk management policies and procedures.

Under our risk management policies, we seek to match our financial instrument positions to our physical storage positions as well as our expected current and future sales and purchase obligations in order to maintain no open positions at the end of each trading day. The determination of our net open position as of any day, however, requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. Our operations can also be affected by intraday fluctuations of gas prices, since the price of natural gas purchased or sold for future delivery earlier in the day may not be hedged until later in the day. At times, limited net open positions related to our existing and anticipated commitments may occur. At the close of business on December 31, 2010, our nonregulated segment had net open positions (including existing storage and related financial contracts) of 0.5 Bcf.

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

In prior years, we entered into Treasury lock agreements to fix the Treasury yield component of the interest cost associated with anticipated financings. These Treasury locks were settled at various times at a cumulative net loss. These realized gains and losses were recorded as a component of accumulated other comprehensive income (loss) and are being recognized as a component of interest expense over the life of the associated notes from the date of settlement. The remaining amortization periods for the settled Treasury locks extend through fiscal 2035. However, the majority of the remaining amounts associated with the settled Treasury locks will be recognized by the end of fiscal 2019.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quantitative Disclosures Related to Financial Instruments

The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and income statements.

As of December 31, 2010, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of December 31, 2010, we had net long/(short) commodity contracts outstanding in the following quantities:

		Natural
	Hedge	Gas
Contract Type	Designation	Distribution	Nonregulated
		Quantity (MMcf)

Commodity contracts	Fair Value	—	(21,100)
	Cash Flow	—	35,177
	Not designated	17,171	38,571

		17,171	52,648

Financial Instruments on the Balance Sheet

The following tables present the fair value and balance sheet classification of our financial instruments by operating segment as of December 31, 2010 and September 30, 2010. As required by authoritative accounting literature, the fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts below do not include $25.3 million and $24.9 million of cash held on deposit as of December 31, 2010 and September 30, 2010 to collateralize certain financial instruments. Therefore, these gross balances are not indicative of either our actual credit exposure or net economic exposure. Additionally, the amounts below will not be equal to the amounts presented on our condensed consolidated balance sheet, nor will they be equal to the fair value information presented for our financial instruments in Note 4.

		Natural
		Gas
	Balance Sheet Location	Distribution	Nonregulated	Total
			(In thousands)

December 31, 2010:
Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	$—	$28,489	$28,489
Noncurrent commodity contracts	Deferred charges and other assets	—	384	384
Liability Financial Instruments
Current commodity contracts	Other current liabilities	—	(38,419)	(38,419)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	(7,841)	(7,841)

Total		—	(17,387)	(17,387)
Not Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	50,653	16,061	66,714
Noncurrent commodity contracts	Deferred charges and other assets	77	1,816	1,893
Liability Financial Instruments
Current commodity contracts	Other current liabilities	(22,944)	(10,330)	(33,274)
Noncurrent commodity contracts	Deferred credits and other liabilities	(980)	(841)	(1,821)

Total		26,806	6,706	33,512

Total Financial Instruments		$26,806	$(10,681)	$16,125

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Natural
		Gas
	Balance Sheet Location	Distribution	Nonregulated	Total
			(In thousands)

September 30, 2010:
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

Impact of Financial Instruments on the Income Statement

The following tables present the impact that financial instruments had on our condensed consolidated income statement, by operating segment, as applicable, for the three months ended December 31, 2010 and 2009.

Hedge ineffectiveness for our nonregulated segment is recorded as a component of unrealized gross profit and primarily results from differences in the location and timing of the derivative instrument and the hedged item. Hedge ineffectiveness could materially affect our results of operations for the reported period. For the three months ended December 31, 2010 and 2009 we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $13.5 million and $45.3 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.

Fair Value Hedges

The impact of our nonregulated commodity contracts designated as fair value hedges and the related hedged item on our condensed consolidated income statement for the three months ended December 31, 2010 and 2009 is presented below.

	Three Months Ended
	December 31
	2010	2009
	(In thousands)

Commodity contracts	$(1,723)	$(2,639)
Fair value adjustment for natural gas inventory designated as the hedged item	15,625	49,183

Total impact on revenue	$13,902	$46,544

The impact on revenue is comprised of the following:
Basis ineffectiveness	$921	$64
Timing ineffectiveness	12,981	46,480

	$13,902	$46,544

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

Cash Flow Hedges

The impact of cash flow hedges on our condensed consolidated income statements for the three months ended December 31, 2010 and 2009 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transaction. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions are settled.

	Three Months Ended December 31, 2010
	Natural
	Gas
	Distribution	Nonregulated	Consolidated
		(In thousands)

Loss reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(14,253)	$(14,253)
Loss arising from ineffective portion of commodity contracts	—	(444)	(444)

Total impact on revenue	—	(14,697)	(14,697)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(670)	—	(670)

Total Impact from Cash Flow Hedges	$(670)	$(14,697)	$(15,367)

	Three Months Ended December 31, 2009
	Natural
	Gas
	Distribution	Nonregulated	Consolidated
		(In thousands)

Loss reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(23,117)	$(23,117)
Loss arising from ineffective portion of commodity contracts	—	(1,218)	(1,218)

Total impact on revenue	—	(24,335)	(24,335)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(670)	—	(670)

Total Impact from Cash Flow Hedges	$(670)	$(24,335)	$(25,005)

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three months ended December 31, 2010 and 2009. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the income statement as incurred.

	Three Months Ended
	December 31
	2010	2009
	(In thousands)

Increase (decrease) in fair value:
Treasury lock agreements	$31,425	$—
Forward commodity contracts	1,657	(7,447)
Recognition of losses in earnings due to settlements:
Treasury lock agreements	422	422
Forward commodity contracts	8,693	14,101

Total other comprehensive income from hedging, net of tax(1)	$42,197	$7,076

(1)	Utilizing an income tax rate of approximately 37 percent comprised of the effective rates in each taxing jurisdiction.

Deferred losses recorded in AOCI associated with our Treasury lock agreements are recognized in earnings as they are amortized, while deferred losses associated with commodity contracts are recognized in earnings upon settlement. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of December 31, 2010. However, the table below does not include the expected recognition in earnings of the Treasury lock agreements entered into on September 30, 2010 as those instruments have not yet settled.

	Treasury
	Lock	Commodity
	Agreements	Contracts	Total
		(In thousands)

Next twelve months	$(1,687)	$(7,286)	$(8,973)
Thereafter	(3,702)	(4,473)	(8,175)

Total(1)	$(5,389)	$(11,759)	$(17,148)

(1)	Utilizing an income tax rate of approximately 37 percent comprised of the effective rates in each taxing jurisdiction.

Financial Instruments Not Designated as Hedges

The impact of financial instruments that have not been designated as hedges on our condensed consolidated income statements for the three months ended December 31, 2010 and 2009 was an increase in revenue of $4.2 million and $15.3 million. Note that this does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this is not indicative of the economic gross profit we realized when the underlying physical and financial transactions are settled.

As discussed above, financial instruments used in our natural gas distribution segment are not designated as hedges. However, there is no earnings impact on our natural gas distribution segment as a result of the use of these financial instruments because the gains and losses arising from the use of these financial instruments are recognized in the consolidated statement of income as a component of purchased gas cost when the related costs are recovered through our rates and recognized in revenue. Accordingly, the impact of these financial instruments is excluded.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fair Value Measurements

We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. During the first quarter of fiscal 2011, there were no changes in these methods.

Fair value measurements also apply to the valuation of our pension and post-retirement plan assets. Current accounting guidance requires employers to annually disclose information about fair value measurements of the assets of a defined benefit pension or other postretirement plan. The fair value of these assets is presented in Note 8 to the financial statements in our Annual Report on Form 10-K for the fiscal year ending September 30, 2010.

Quantitative Disclosures

Financial Instruments

The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following table summarizes, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and September 30, 2010. As required under authoritative accounting literature, assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable	Netting and
	Markets	Inputs	Inputs	Cash	December 31,
	(Level 1)	(Level 2)(1)	(Level 3)	Collateral(2)	2010
			(In thousands)

Assets:
Financial instruments
Natural gas distribution segment	$—	$50,730	$—	$—	$50,730
Nonregulated segment	10,006	36,745	—	(25,033)	21,718

Total financial instruments	10,006	87,475	—	(25,033)	72,448
Hedged portion of gas stored underground	84,734	—	—	—	84,734
Available-for-sale securities	42,617	—	—	—	42,617

Total assets	$137,357	$87,475	$—	$(25,033)	$199,799

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$23,924	$—	$—	$23,924
Nonregulated segment	26,667	30,765	—	(50,329)	7,103

Total liabilities	$26,667	$54,689	$—	$(50,329)	$31,027

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable	Netting and
	Markets	Inputs	Inputs	Cash	September 30,
	(Level 1)	(Level 2)(1)	(Level 3)	Collateral(3)	2010
			(In thousands)

Assets:
Financial instruments
Natural gas distribution segment	$—	$2,266	$—	$—	$2,266
Nonregulated segment	18,544	42,462	—	(41,760)	19,246

Total financial instruments	18,544	44,728	—	(41,760)	21,512
Hedged portion of gas stored underground	57,507	—	—	—	57,507
Available-for-sale securities	41,466	—	—	—	41,466

Total assets	$117,517	$44,728	$—	$(41,760)	$120,485

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$51,866	$—	$—	$51,866
Nonregulated segment	41,430	31,950	—	(66,649)	6,731

Total liabilities	$41,430	$83,816	$—	$(66,649)	$58,597

(1)	Our Level 2 measurements primarily consist of non-exchange-traded financial instruments, such as over-the-counter options and swaps where market data for pricing is observable. The fair values for these assets and liabilities are determined using a market-based approach in which observable market prices are adjusted for criteria specific to each instrument, such as the strike price, notional amount or basis differences.

(2)	This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. In addition, as of December 31, 2010, we had $25.3 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $8.3 million was used to offset current risk management liabilities under master netting arrangements and the remaining $17.0 million is classified as current risk management assets.

(3)	This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. In addition, as of September 30, 2010 we had $24.9 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $12.6 million was used to offset current risk management liabilities under master netting arrangements and the remaining $12.3 million is classified as current risk management assets.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Fair Value Measures

Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations. The following table presents the carrying value and fair value of our debt as of December 31, 2010:

December 31,
2010
(In thousands)

Carrying Amount	$2,162,696
Fair Value	$2,359,916

5.	Debt

Long-term debt

Long-term debt at December 31, 2010 and September 30, 2010 consisted of the following:

	December 31,	September 30,
	2010	2010
	(In thousands)

Unsecured 7.375% Senior Notes, due May 2011	$350,000	$350,000
Unsecured 10% Notes, due December 2011	2,303	2,303
Unsecured 5.125% Senior Notes, due 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	500,000
Unsecured 6.35% Senior Notes, due 2017	250,000	250,000
Unsecured 8.50% Senior Notes, due 2019	450,000	450,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Medium term notes
Series A, 1995-2, 6.27%, due December 2010	—	10,000
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Rental property term note due in installments through 2013	393	393

Total long-term debt	2,162,696	2,172,696
Less:
Original issue discount on unsecured senior notes and debentures	(2,943)	(3,014)
Current maturities	(352,434)	(360,131)

	$1,807,319	$1,809,551

As noted above, our Unsecured 7.375% Senior Notes will mature in May 2011 and our Unsecured 10% Notes will mature in December 2011; accordingly, these have been classified within the current maturities of long-term debt.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We finance our short-term borrowing requirements through a combination of a $566.7 million commercial paper program and four committed revolving credit facilities with third-party lenders that provide approximately $1.0 billion of working capital funding. At December 31, 2010 and September 30, 2010, there was $248.0 million and $126.1 million outstanding under our commercial paper program. As of December 31, 2010, our commercial paper had maturities of less than one week with an interest rate of 0.33 percent. We also use intercompany credit facilities to supplement the funding provided by these third-party committed credit facilities. These facilities are described in greater detail below.

Regulated Operations

We fund our regulated operations as needed, primarily through our commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $800 million of working capital funding. The first facility is a five-year $566.7 million unsecured facility, expiring December 15, 2011, that bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from 0.30 percent to 0.75 percent, based on the Company’s credit ratings. This credit facility serves as a backup liquidity facility for our commercial paper program. At December 31, 2010, there were no borrowings under this facility, but we had $248.0 million of commercial paper outstanding, leaving $318.7 million available.

The second facility is a $200 million unsecured 180-day facility that expires in April 2011. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from 1.50 percent to 2.75 percent, based on the Company’s credit ratings. At December 31, 2010, there were no borrowings outstanding under this facility.

The third facility is a $25 million unsecured facility that bears interest at a daily negotiated rate, generally based on the Federal Funds rate plus a variable margin. At December 31, 2010, there were no borrowings outstanding under this facility.

The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At December 31, 2010, our total-debt-to-total-capitalization ratio, as defined, was 54 percent. In addition, both the interest margin over the Eurodollar rate and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.

In addition to these third-party facilities, our regulated operations have a $200 million intercompany revolving credit facility with AEH. This facility bears interest at the lower of (i) the one-month LIBOR rate plus 0.45 percent or (ii) the marginal borrowing rate available to the Company on the date of borrowing. The marginal borrowing rate is defined as the lower of (i) a rate based upon the lower of the Prime Rate or the Eurodollar rate under the five year revolving credit facility, (ii) a rate based upon the lower of the Prime Rate or the Eurodollar rate under the five year revolving credit facility or (iii) the lowest rate outstanding under the commercial paper program. Applicable state regulatory commissions have approved our use of this facility through December 31, 2011 for up to $350 million. There was $117.6 million outstanding under this facility at December 31, 2010.

Nonregulated Operations

Atmos Energy Marketing, LLC (AEM), a wholly-owned subsidiary of AEH maintains a third-party commercial revolving credit facility primarily to issue letters of credit and, on a less frequent basis, to borrow funds for gas purchases and other working capital needs. On December 8, 2010, AEM and the participating

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

banks amended and restated AEM’s one-year $450 million committed revolving credit facility, replacing it with a $200 million three-year facility with an accordion feature that could increase AEM’s borrowing capacity to $500 million.

At AEM’s option, borrowings made under the credit facility are based on a base rate or an offshore rate, in each case plus an applicable margin. The base rate is a floating rate equal to the higher of: (a) 0.50 percent per annum above the latest Federal Funds rate; (b) the per annum rate of interest established by BNP Paribas from time to time as its “prime rate” or “base rate” for U.S. dollar loans; (c) an offshore rate (based on LIBOR with a three-month interest period) as in effect from time to time; or (d) the “cost of funds” rate which is the cost of funds as reasonably determined by the administrative agent. The offshore rate is a floating rate equal to the higher of (a) an offshore rate based upon LIBOR for the applicable interest period; or (b) a “cost of funds” rate referred to above. In the case of both base rate and offshore rate loans, the applicable margin ranges from 1.875 percent to 2.25 percent per annum, depending on the excess tangible net worth of AEM, as defined in the credit facility. This facility has swing line loan features, which allow AEM to borrow, on a same day basis, an amount ranging from $6 million to $30 million based on the terms of an election within the agreement. This facility is collateralized by substantially all of the assets of AEM and is guaranteed by AEH.

At December 31, 2010, there were no borrowings outstanding under this credit facility. However, at December 31, 2010, AEM letters of credit totaling $37.8 million had been issued under the facility, which reduced the amount available by a corresponding amount. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility was $112.2 million at December 31, 2010.

AEM is required by the financial covenants in this facility to maintain a ratio of total liabilities to tangible net worth that does not exceed a maximum of 5 to 1. At December 31, 2010, AEM’s ratio of total liabilities to tangible net worth, as defined, was 1.25 to 1. Additionally, AEM must maintain minimum levels of net working capital and net worth ranging from $20 million to $40 million. As defined in the financial covenants, at December 31, 2010, AEM’s net working capital was $195.8 million and its tangible net worth was $207.0 million.

Finally, AEH had a $200 million intercompany demand credit facility with AEC, which bore interest at greater of (i) the one-month LIBOR rate plus 3.00 percent or (ii) the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent. In October 2010, we received regulatory approval to increase this facility, effective December 1, 2010 through December 31, 2011, to $350 million with substantially the same terms. There were no borrowings outstanding under this facility at December 31, 2010.

Shelf Registration

We have an effective shelf registration statement with the Securities and Exchange Commission (SEC) that permits us to issue a total of $1.3 billion in common stock and/or debt securities. The shelf registration statement has been approved by all requisite state regulatory commissions. Due to certain restrictions imposed by one state regulatory commission on our ability to issue securities under the new registration statement, we will be able to issue a total of $950 million in debt securities and $350 million in equity securities. At December 31, 2010, no amounts have been drawn down against the shelf registration statement.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We were in compliance with all of our debt covenants as of December 31, 2010. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

6.	Earnings Per Share

Since we have non-vested share-based payments with a nonforfeitable right to dividends or dividend equivalents (referred to as participating securities) we are required to use the two-class method of computing earnings per share. The Company’s non-vested restricted stock and restricted stock units, for which vesting is predicated solely on the passage of time granted under the 1998 Long-Term Incentive Plan, are considered to be participating securities. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic and diluted earnings per share for the three months ended December 31, 2010 and 2009 are calculated as follows:

	Three Months Ended
	December 31
	2010	2009
	(In thousands, except per share amounts)

Basic Earnings Per Share
Net income	$73,997	$93,330
Less: Income allocated to participating securities	779	1,037

Net income available to common shareholders	$73,218	$92,293

Basic weighted average shares outstanding	90,082	92,152

Net income per share — Basic	$0.81	$1.00

Diluted Earnings Per Share
Net income available to common shareholders	$73,218	$92,293
Effect of dilutive stock options and other shares	2	3

Net income available to common shareholders	$73,220	$92,296

Basic weighted average shares outstanding	90,082	92,152
Additional dilutive stock options and other shares	326	357

Diluted weighted average shares outstanding	90,408	92,509

Net income per share — Diluted	$0.81	$1.00

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no out-of-the-money stock options excluded from the computation of diluted earnings per share for the three months ended December 31, 2010 and 2009 as their exercise price was less than the average market price of the common stock during that period.

7.	Interim Pension and Other Postretirement Benefit Plan Information

The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three months ended December 31, 2010 and 2009 are presented in the following table. Most of these costs are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our gas distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

In August 2010, the Board of Directors of Atmos Energy approved a proposal to close the Pension Account Plan (PAP) to new participants, effective October 1, 2010. Employees participating in the PAP as of October 1, 2010 were allowed to make a one-time election to migrate from the PAP into our defined contribution plan with enhanced features, effective January 1, 2011. Participants who chose to remain in the PAP will continue to earn benefits and interest allocations with no changes to their existing benefits. During the first quarter ended December 31, 2010, a limited number of participants elected to join the new plan, which resulted in an immaterial curtailment gain and a revaluation of the net periodic pension cost for the remainder of fiscal 2011. The curtailment gain will be recorded in our second fiscal quarter. The revaluation of the net periodic pension cost resulted in an increase in the discount rate, effective January 1, 2011 to 5.68 percent, which will reduce our net periodic pension cost by approximately $1.8 million for the remainder of the fiscal year. All other actuarial assumptions remained the same.

	Three Months Ended December 31
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(In thousands)

Components of net periodic pension cost:
Service cost	$4,380	$3,993	$3,601	$3,360
Interest cost	6,924	6,524	3,203	3,018
Expected return on assets	(5,963)	(6,320)	(682)	(615)
Amortization of transition asset	—	—	378	378
Amortization of prior service cost	(112)	(193)	(362)	(375)
Amortization of actuarial loss	3,494	2,822	87	93

Net periodic pension cost	$8,723	$6,826	$6,225	$5,859

The assumptions used to develop our net periodic pension cost for the three months ended December 31, 2010 and 2009 are as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Discount rate	5.39%	5.52%	5.39%	5.52%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.25%	8.25%	5.00%	5.00%

The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. In accordance with the Pension Protection Act of

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 (PPA), we determined the funded status of our plans as of January 1, 2011. Based upon this valuation, we expect we will be required to contribute less than $2 million to our pension plans by September 15, 2011.

We contributed $2.7 million to our other post-retirement benefit plans during the three months ended December 31, 2010. We expect to contribute a total of approximately $11 million to these plans during fiscal 2011.

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

Assets for the supplemental plans are held in separate rabbi trusts and comprise the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value
	(In thousands)

As of December 31, 2010:
Domestic equity mutual funds	$28,686	$6,598	$—	$35,284
Foreign equity mutual funds	4,426	1,308	—	5,734
Money market funds	1,599	—	—	1,599

	$34,711	$7,906	$—	$42,617

As of September 30, 2010:
Domestic equity mutual funds	$29,540	$5,698	$—	$35,238
Foreign equity mutual funds	4,753	976	—	5,729
Money market funds	499	—	—	499

	$34,792	$6,674	$—	$41,466

8.	Commitments and Contingencies

Litigation and Environmental Matters

With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 12 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, except as noted below, there were no material changes in the status of such litigation and environmental-related matters or claims during the three months ended December 31, 2010. We continue to believe that the final outcome of such litigation and environmental-related matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Since April 2009, Atmos Energy and two subsidiaries of AEH, AEM and Atmos Gathering Company, LLC, have been involved in a lawsuit filed in the Circuit Court of Edmonson County, Kentucky related to our Park City Gathering Project. The dispute which gave rise to the litigation involves the amount of royalties due from a third party producer to landowners (who own the mineral rights) for natural gas produced from the landowners’ properties. The third party producer was operating pursuant to leases between the landowners and certain investors/working interest owners. The third party producer filed a petition in bankruptcy, which was subsequently dismissed due to the lack of meaningful assets to reorganize or liquidate.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although certain Atmos Energy companies entered into contracts with the third party producer to gather, treat and ultimately sell natural gas produced from the landowners’ properties, no Atmos Energy company had a contractual relationship with the landowners or the investors/working interest owners. After the lawsuit was filed, the landowners were successful in terminating for non-payment of royalties the leases related to the production of natural gas from their properties. Subsequent to termination, the investors/working interest owners under such leases filed additional claims against us for the termination of the leases.

During the trial, the landowners and the investors/working interest owners requested an award of compensatory damages plus punitive damages against us. On December 17, 2010, the jury returned a verdict in favor of the landowners and investor/working interest owners and awarded compensatory damages of $3.8 million and punitive damages of $27.5 million payable by Atmos Energy and the two AEH subsidiaries.

A hearing is scheduled on February 28, 2011 to hear a number of motions, including a motion to dismiss the jury verdict and a motion for a new trial. In the event the trial judge denies these motions, Atmos Energy will appeal the decision. We strongly believe that the trial court erred in not granting our motion to dismiss the lawsuit prior to trial and that the verdict is unsupported by law. After consultation with counsel, we believe that it is probable that any judgment based on this verdict would be overturned on appeal.

We have accrued what we believe is an adequate amount for the anticipated resolution of this matter; however, the amount accrued does not reflect the amount of the verdict. The Company does not have insurance coverage that could mitigate any losses that may arise from the resolution of this matter; however, we believe that the final outcome will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Purchase Commitments

AEH has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At December 31, 2010, AEH was committed to purchase 74.1 Bcf within one year, 36.2 Bcf within one to three years and 6.4 Bcf after three years under indexed contracts. AEH is committed to purchase 3.1 Bcf within one year and 0.2 Bcf within one to three years under fixed price contracts with prices ranging from $3.87 to $6.36 per Mcf. Purchases under these contracts totaled $334.2 million and $354.1 million for the three months ended December 31, 2010 and 2009.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in this service area which obligate it to purchase specified volumes at market and fixed prices. The estimated commitments under these contracts as of December 31, 2010 are as follows (in thousands):

2011	$178,340
2012	73,729
2013	5,353
2014	2,311
2015	—
Thereafter	—

$259,733

Our nonregulated segment maintains long-term contracts related to storage and transportation. The estimated contractual demand fees for contracted storage and transportation under these contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. There were no material changes to the estimated storage and transportation fees for the quarter ended December 31, 2010.

Regulatory Matters

As previously described in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, in December 2007, the Company received data requests from the Division of Investigations of the Office of Enforcement of the Federal Energy Regulatory Commission (the “Commission”) in connection with its investigation into possible violations of the Commission’s posting and competitive bidding regulations for pre-arranged released firm capacity on natural gas pipelines. There have been no material developments in this matter during the quarter ended December 31, 2010. We have accrued what we believe is an adequate amount for the anticipated resolution of this proceeding. While the ultimate resolution of this investigation cannot be predicted with certainty, we believe that the final outcome will not have a material adverse effect on our financial condition, results of operations or cash flows.

We have been replacing certain steel service lines in our Mid-Tex Division since our acquisition of the natural gas distribution system in 2004. Since early 2010, we have been discussing the financial and operational details of an accelerated steel service line replacement program with representatives of 440 municipalities served by our Mid-Tex Division. As previously discussed in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, all of the cities our Mid-Tex Division serves have agreed to a program of installing 100,000 replacements during the next two years, with approved recovery of the associated return, depreciation and taxes. Under the terms of the agreement, the accelerated replacement program commenced in the first quarter of fiscal 2011, replacing 8,079 lines for a cost of $10.0 million. The program is progressing on schedule for completion in September 2012.

In July 2010, the Dodd-Frank Act was enacted, representing an extensive overhaul of the framework for regulation of U.S. financial markets. The Dodd-Frank Act calls for various regulatory agencies, including the SEC and the Commodities Futures Trading Commission, to establish regulations for implementation of many of the provisions of the Dodd-Frank Act, which we expect will provide additional clarity regarding the extent of the impact of this legislation on us. The costs of participating in financial markets for hedging certain risks inherent in our business may be increased as a result of the new legislation. We may also incur additional costs associated with compliance with new regulations and anticipate additional reporting and disclosure obligations.

As of December 31, 2010, rate cases were in progress in our Atmos Pipeline — Texas and West Texas service areas and annual rate filing mechanisms were in progress in our Louisiana and Mississippi service

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

areas. In addition, there were other ratemaking activities in progress in our Kansas and Missouri service areas. These regulatory proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments.

9.	Concentration of Credit Risk

Information regarding our concentration of credit risk is disclosed in Note 14 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. During the three months ended December 31, 2010, there were no material changes in our concentration of credit risk.

10.	Segment Information

Through November 30, 2010, our operations were divided into four segments:

•	The natural gas distribution segment, which included our regulated natural gas distribution and related sales operations.

•	The regulated transmission and storage segment, which included the regulated pipeline and storage operations of our Atmos Pipeline — Texas Division.

•	The natural gas marketing segment, which included a variety of nonregulated natural gas management services.

•	The pipeline, storage and other segment, which included our nonregulated natural gas gathering transmission and storage services.

As a result of the appointment of a new CEO effective October 1, 2010, during the first quarter of fiscal 2011, we revised the information used by the chief operating decision maker to manage the Company. As a result of this change, effective December 1, 2010, we began dividing our operations into the following three segments:

•	The natural gas distribution segment, remains unchanged and includes our regulated natural gas distribution and related sales operations.

•	The regulated transmission and storage segment, remains unchanged and includes the regulated pipeline and storage operations of our Atmos Pipeline — Texas Division.

•	The nonregulated segment, is comprised of our nonregulated natural gas management, nonregulated natural gas transmission, storage and other services which were previously reported in the natural gas marketing and pipeline, storage and other segments.

Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. Although our natural gas distribution segment operations are geographically dispersed, they are reported as a single segment as each natural gas distribution division has similar economic characteristics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We evaluate performance based on net income or loss of the respective operating units.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income statements for the three month periods ended December 31, 2010 and 2009 by segment are presented in the following tables to reflect our business structure as of December 31, 2010. Prior-year amounts have been restated accordingly.

	Three Months Ended December 31, 2010
	Natural	Regulated
	Gas	Transmission
	Distribution	and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$726,994	$21,233	$408,768	$—	$1,156,995
Intersegment revenues	201	27,774	66,872	(94,847)	—

	727,195	49,007	475,640	(94,847)	1,156,995
Purchased gas cost	427,423	—	450,462	(94,450)	783,435

Gross profit	299,772	49,007	25,178	(397)	373,560
Operating expenses
Operation and maintenance	91,333	15,574	10,084	(397)	116,594
Depreciation and amortization	49,278	5,799	1,084	—	56,161
Taxes, other than income	34,976	3,553	2,167	—	40,696

Total operating expenses	175,587	24,926	13,335	(397)	213,451

Operating income	124,185	24,081	11,843	—	160,109
Miscellaneous income (expense)	(709)	(282)	290	(36)	(737)
Interest charges	29,719	8,064	1,170	(36)	38,917

Income before income taxes	93,757	15,735	10,963	—	120,455
Income tax expense	36,439	5,633	4,386	—	46,458

Net income	$57,318	$10,102	$6,577	$—	$73,997

Capital expenditures	$109,499	$12,739	$924	$—	$123,162

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended December 31, 2009
	Natural	Regulated
	Gas	Transmission
	Distribution	and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$802,686	$19,842	$470,324	$—	$1,292,852
Intersegment revenues	208	27,018	77,692	(104,918)	—

	802,894	46,860	548,016	(104,918)	1,292,852
Purchased gas cost	508,267	—	478,241	(104,505)	882,003

Gross profit	294,627	46,860	69,775	(413)	410,849
Operating expenses
Operation and maintenance	96,033	17,579	10,663	(413)	123,862
Depreciation and amortization	47,857	4,942	1,040	—	53,839
Taxes, other than income	37,990	3,267	1,295	—	42,552

Total operating expenses	181,880	25,788	12,998	(413)	220,253

Operating income	112,747	21,072	56,777	—	190,596
Miscellaneous income (expense)	657	43	376	(1,345)	(269)
Interest charges	29,678	7,968	2,407	(1,345)	38,708

Income before income taxes	83,726	13,147	54,746	—	151,619
Income tax expense	32,278	4,693	21,318	—	58,289

Net income	$51,448	$8,454	$33,428	$—	$93,330

Capital expenditures	$100,462	$13,759	$1,218	$—	$115,439

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at December 31, 2010 and September 30, 2010 by segment is presented to reflect our business structure as of December 31, 2010 in the following tables. Prior-year amounts have been restated accordingly.

	December 31, 2010
	Natural	Regulated
	Gas	Transmission
	Distribution	and Storage	Nonregulated	Eliminations	Consolidated
			(In thousands)

ASSETS
Property, plant and equipment, net	$4,020,501	$753,679	$85,164	$—	$4,859,344
Investment in subsidiaries	647,892	—	(2,096)	(645,796)	—
Current assets
Cash and cash equivalents	36,144	—	93,748	—	129,892
Assets from risk management activities	50,653	—	21,718	—	72,371
Other current assets	774,001	11,908	418,599	(143,516)	1,060,992
Intercompany receivables	520,489	—	—	(520,489)	—

Total current assets	1,381,287	11,908	534,065	(664,005)	1,263,255
Intangible assets	—	—	677	—	677
Goodwill	572,262	132,341	34,711	—	739,314
Noncurrent assets from risk management activities	77	—	—	—	77
Deferred charges and other assets	334,654	8,210	16,092	—	358,956

	$6,956,673	$906,138	$668,613	$(1,309,801)	$7,221,623

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,274,853	$222,788	$425,104	$(647,892)	$2,274,853
Long-term debt	1,807,057	—	262	—	1,807,319

Total capitalization	4,081,910	222,788	425,366	(647,892)	4,082,172
Current liabilities
Current maturities of long-term debt	352,303	—	131	—	352,434
Short-term debt	365,614	—	—	(117,621)	247,993
Liabilities from risk management activities	22,944	—	621	—	23,565
Other current liabilities	618,402	12,779	229,052	(23,799)	836,434
Intercompany payables	—	516,442	4,047	(520,489)	—

Total current liabilities	1,359,263	529,221	233,851	(661,909)	1,460,426
Deferred income taxes	740,068	149,100	2,922	—	892,090
Noncurrent liabilities from risk management activities	980	—	6,482	—	7,462
Regulatory cost of removal obligation	354,871	—	—	—	354,871
Deferred credits and other liabilities	419,581	5,029	(8)	—	424,602

	$6,956,673	$906,138	$668,613	$(1,309,801)	$7,221,623

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2010
	Natural	Regulated
	Gas	Transmission
	Distribution	and Storage	Nonregulated	Eliminations	Consolidated
			(In thousands)

ASSETS
Property, plant and equipment, net	$3,959,112	$748,947	$85,016	$—	$4,793,075
Investment in subsidiaries	620,863	—	(2,096)	(618,767)	—
Current assets
Cash and cash equivalents	31,952	—	100,000	—	131,952
Assets from risk management activities	2,219	—	18,356	—	20,575
Other current assets	528,655	19,504	325,348	(150,842)	722,665
Intercompany receivables	546,313	—	—	(546,313)	—

Total current assets	1,109,139	19,504	443,704	(697,155)	875,192
Intangible assets	—	—	834	—	834
Goodwill	572,262	132,341	34,711	—	739,314
Noncurrent assets from risk management activities	47	—	890	—	937
Deferred charges and other assets	324,707	13,037	16,695	—	354,439

	$6,586,130	$913,829	$579,754	$(1,315,922)	$6,763,791

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,178,348	$212,687	$408,176	$(620,863)	$2,178,348
Long-term debt	1,809,289	—	262	—	1,809,551

Total capitalization	3,987,637	212,687	408,438	(620,863)	3,987,899
Current liabilities
Current maturities of long-term debt	360,000	—	131	—	360,131
Short-term debt	258,488	—	—	(132,388)	126,100
Liabilities from risk management activities	48,942	—	731	—	49,673
Other current liabilities	473,076	10,949	162,508	(16,358)	630,175
Intercompany payables	—	543,007	3,306	(546,313)	—

Total current liabilities	1,140,506	553,956	166,676	(695,059)	1,166,079
Deferred income taxes	691,126	142,337	(4,335)	—	829,128
Noncurrent liabilities from risk management activities	2,924	—	6,000	—	8,924
Regulatory cost of removal obligation	350,521	—	—	—	350,521
Deferred credits and other liabilities	413,416	4,849	2,975	—	421,240

	$6,586,130	$913,829	$579,754	$(1,315,922)	$6,763,791

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Atmos Energy Corporation

We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation as of December 31, 2010, the related condensed consolidated statements of income for the three-month periods ended December 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three-month periods ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Atmos Energy Corporation as of September 30, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated November 12, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Ernst & Young LLP

Dallas, Texas
February 9, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2010.

Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: our ability to continue to access the credit markets to satisfy our liquidity requirements; the impact of adverse economic conditions on our customers; increased costs of providing pension and postretirement health care benefits and increased funding requirements along with increased costs of health care benefits; market risks beyond our control affecting our risk management activities including market liquidity, commodity price volatility, increasing interest rates and counterparty creditworthiness; regulatory trends and decisions, including the impact of rate proceedings before various state regulatory commissions; possible increased federal, state and local regulation of the safety of our operations; increased federal regulatory oversight and potential penalties; the impact of environmental regulations on our business; the impact of possible future additional regulatory and financial risks associated with global warming and climate change on our business; the concentration of our distribution, pipeline and storage operations in Texas; adverse weather conditions; the effects of inflation and changes in the availability and price of natural gas; the capital-intensive nature of our gas distribution business; increased competition from energy suppliers and alternative forms of energy; the inherent hazards and risks involved in operating our gas distribution business, natural disasters, terrorist activities or other events, and other risks and uncertainties discussed herein, all of which are difficult to predict and many of which are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

Atmos Energy and its subsidiaries are engaged primarily in the regulated natural gas distribution and transportation and storage businesses as well as other nonregulated natural gas businesses. We distribute natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers throughout our six regulated natural gas distribution divisions, which cover service areas located in 12 states. In addition, we transport natural gas for others through our regulated distribution and pipeline systems.

Through our nonregulated businesses, we provide natural gas management and transportation services to municipalities, natural gas distribution companies including certain of our natural gas distribution divisions and third parties primarily in the Midwest and Southeast. Through our asset optimization activities, we also seek to maximize the economic value associated with the storage and transportation capacity we own or control.

As discussed in Note 10, as a result of the appointment of a new CEO effective October 1, 2010, during the first quarter of fiscal 2011, we revised the information used by the chief operating decision maker to manage the Company. As a result of this change, effective December 1, 2010, we began dividing our operations into the following three segments:

•	the natural gas distribution segment, which includes our regulated natural gas distribution and related sales operations,

•	the regulated transmission and storage segment, which includes the regulated pipeline and storage operations of our Atmos Pipeline — Texas Division and

•	the nonregulated segment, which includes our nonregulated natural gas management, nonregulated natural gas transmission, storage and other services.

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

Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and include the following:

•	Regulation

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Financial Instruments and Hedging Activities

•	Impairment Assessments

•	Pension and Other Postretirement Plans

•	Fair Value Measurements

Our critical accounting policies are reviewed quarterly by the Audit Committee. There were no significant changes to these critical accounting policies during the three months ended December 31, 2010.

RESULTS OF OPERATIONS

We reported net income of $74.0 million, or $0.81 per diluted share for the three months ended December 31, 2010 compared with net income of $93.3 million, or $1.00 per diluted share in the prior-year quarter. Regulated operations contributed 91 percent of our net income during this period with our nonregulated operations contributing the remaining nine percent. Excluding the impact of unrealized margins, diluted earnings per share increased $0.10 compared with the prior-year quarter. The $0.10 per diluted share improvement reflects increased gross profit in our regulated operations from ratemaking activities, a 4 percent increase in regulated transmission and storage volumes and an 8 percent increase in nonregulated delivered gas volumes. These increases were partially offset by a 10 percent decline in natural gas distribution volumes and the continued adverse impact of low natural gas price volatility, which contributed to a decline in nonregulated per-unit delivered gas margins and realized asset optimization margins.

During the quarter, we executed on our strategy to streamline our credit facilities. In October 2010, we replaced our $200 million 364-day revolving credit agreement prior to its expiration with a $200 million 180-day revolving credit agreement. Additionally, in December 2010, we replaced Atmos Energy Marketing’s (AEM) $450 million 364-day revolving credit facility with a $200 million three-year facility with an accordion feature that could increase AEM’s borrowing capacity to $500 million. The new credit facilities should continue to help ensure we have sufficient liquidity to fund our working capital needs while reducing our financing costs.

The following table presents our consolidated financial highlights for the three months ended December 31, 2010 and 2009:

	Three Months Ended
	December 31
	2010	2009
	(In thousands, except per share data)

Operating revenues	$1,156,995	$1,292,852
Gross profit	373,560	410,849
Operating expenses	213,451	220,253
Operating income	160,109	190,596
Miscellaneous expense	(737)	(269)
Interest charges	38,917	38,708
Income before income taxes	120,455	151,619
Income tax expense	46,458	58,289
Net income	$73,997	$93,330
Diluted net income per share	$0.81	$1.00

Our consolidated net income during the three months ended December 31, 2010 and 2009 was earned in each of our business segments as follows:

	Three Months Ended
	December 31
	2010	2009	Change
	(In thousands)

Natural gas distribution segment	$57,318	$51,448	$5,870
Regulated transmission and storage segment	10,102	8,454	1,648
Nonregulated segment	6,577	33,428	(26,851)

Net income	$73,997	$93,330	$(19,333)

The following table reflects our consolidated net income and diluted earnings per share in our regulated and nonregulated operations:

	Three Months Ended
	December 31
	2010	2009	Change
	(In thousands, except per share data)

Regulated operations	$67,420	$59,902	$7,518
Nonregulated operations	6,577	33,428	(26,851)

Consolidated net income	$73,997	$93,330	$(19,333)

Diluted EPS from regulated operations	$0.74	$0.64	$0.10
Diluted EPS from nonregulated operations	0.07	0.36	(0.29)

Consolidated diluted EPS	$0.81	$1.00	$(0.19)

Three Months Ended December 31, 2010 compared with Three Months Ended December 31, 2009

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

Review of Financial and Operating Results

Financial and operational highlights for our natural gas distribution segment for the three months ended December 31, 2010 and 2009 are presented below.

	Three Months Ended
	December 31
	2010	2009	Change
	(In thousands, unless otherwise noted)

Gross profit	$299,772	$294,627	$5,145
Operating expenses	175,587	181,880	(6,293)

Operating income	124,185	112,747	11,438
Miscellaneous income (expense)	(709)	657	(1,366)
Interest charges	29,719	29,678	41

Income before income taxes	93,757	83,726	10,031
Income tax expense	36,439	32,278	4,161

Net income	$57,318	$51,448	$5,870

Consolidated natural gas distribution sales volumes — MMcf	86,790	99,314	(12,524)
Consolidated natural gas distribution transportation volumes —
MMcf	33,754	35,207	(1,453)

Total consolidated natural gas distribution throughput —
MMcf	120,544	134,521	(13,977)

Consolidated natural gas distribution average transportation revenue per Mcf	$0.49	$0.46	$0.03
Consolidated natural gas distribution average cost of gas per Mcf sold	$4.92	$5.12	$(0.20)

The following table shows our operating income by natural gas distribution division, in order of total rate base, for the three months ended December 31, 2010 and 2009. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended
	December 31
	2010	2009	Change
	(In thousands)

Mid-Tex	$57,439	$50,381	$7,058
Kentucky/Mid-States	21,363	17,803	3,560
Louisiana	14,961	13,407	1,554
West Texas	9,520	11,757	(2,237)
Colorado-Kansas	8,012	8,606	(594)
Mississippi	10,215	9,802	413
Other	2,675	991	1,684

Total	$124,185	$112,747	$11,438

The $5.1 million increase in natural gas distribution gross profit primarily reflects a $14.1 million increase in rate adjustments, primarily in the Mid-Tex, Louisiana, Missouri, Kentucky and Kansas service areas.

These increases were partially offset by:

•	$4.9 million decrease due to a ten percent decrease in consolidated throughput caused principally by warmer weather this fiscal quarter compared to the same period last year in most of our service areas.

•	$2.7 million decrease in revenue taxes, offset by revenue-related franchise taxes, as discussed below.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income decreased $6.3 million, primarily due to the following:

•	$2.9 million decrease in franchise taxes.

•	$2.6 million decrease in employee-related expenses.

•	$1.4 million decrease in legal and other administrative costs.

Miscellaneous income decreased $1.4 million primarily due to a decrease in interest income.

Recent Ratemaking Developments

Significant ratemaking developments that occurred during the three months ended December 31, 2010 are discussed below. The amounts described below represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling.

Annual net operating income increases totaling $24.2 million resulting from ratemaking activity became effective in the quarter ended December 31, 2010 as summarized below:

Annual Increase to
Rate Action	Operating Income
(In thousands)

Annual rate filing mechanisms	$23,122
Other rate activity	1,113

$24,235

Additionally, the following ratemaking efforts were in progress during the first quarter of fiscal 2011 but had not been completed as of December 31, 2010.

			Operating
			Income
Division	Rate Action	Jurisdiction	Requested
			(In thousands)

Atmos Pipeline - Texas	Rate Case	Texas Railroad Commission	$35,282
Colorado-Kansas	Ad Valorem True Up(1)	Kansas	685
Kentucky/Mid-States	ISRS(2)	Missouri	382
Louisiana	Annual Rate Filing	TransLa	431
Mississippi	Annual Rate Filing	Mississippi	—
West Texas	Environs Rate Case	Amarillo	78

			$36,858

(1)	The Ad Valorem filing relates to a collection of property taxes in excess of the amount included in the Company’s base rates.

(2)	Infrastructure System Replacement Surcharge (ISRS) relates to maintenance capital investments made since the previous rate case.

A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return to our shareholders and ensure that we continue to deliver reliable, reasonably priced natural gas service to our customers. There were no fiscal 2011 rate cases completed as of December 31, 2010.

As an instrument to reduce regulatory lag, annual rate filing mechanisms allow us to refresh our rates on a periodic basis without filing a formal rate case. However, these filings still involve discovery by the appropriate regulatory authorities prior to the final determination of rates under these mechanisms. We currently have annual rate filing mechanisms in our Louisiana and Mississippi divisions and in significant portions of our Mid-Tex and West Texas divisions. These mechanisms are referred to as rate review mechanisms in our Mid-Tex and West Texas divisions, stable rate filings in the Mississippi Division and a rate stabilization clause in the Louisiana Division. The following table summarizes filings made under our various annual rate filing mechanisms for the quarter ended December 31, 2010.

			Additional
			Annual
		Test Year	Operating	Effective
Division	Jurisdiction	Ended	Income	Date
			(In thousands)

2011 Filings:
Mid-Tex	Settled Cities	12/31/2009	$23,122	10/1/2010

Total 2011 Filings			$23,122

The following table summarizes other ratemaking activity during the quarter ended December 31, 2010:

			Additional
			Annual
			Operating	Effective
Division	Jurisdiction	Rate Activity	Income	Date
			(In thousands)

2011 Other Rate Activity:
Colorado-Kansas	Colorado	AMI(1)	$349	12/1/2010
Kentucky/Mid-States	Georgia	PRP Surcharge(2)	764	10/1/2010

Total 2011 Other Rate Activity			$1,113

(1)	Automated Meter Infrastructure (AMI) relates to a pilot program in the Weld County area of the Company’s service area.

(2)	The Pipeline Replacement Program (PRP) surcharge relates to a long-term cast iron replacement program.

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

Review of Financial and Operating Results

Financial and operational highlights for our regulated transmission and storage segment for the three months ended December 31, 2010 and 2009 are presented below.

	Three Months Ended
	December 31
	2010	2009	Change
	(In thousands, unless otherwise noted)

Mid-Tex transportation	$27,535	$26,711	$824
Third-party transportation	16,512	15,242	1,270
Storage and park and lend services	2,170	2,605	(435)
Other	2,790	2,302	488

Gross profit	49,007	46,860	2,147
Operating expenses	24,926	25,788	(862)

Operating income	24,081	21,072	3,009
Miscellaneous income (expense)	(282)	43	(325)
Interest charges	8,064	7,968	96

Income before income taxes	15,735	13,147	2,588
Income tax expense	5,633	4,693	940

Net income	$10,102	$8,454	$1,648

Gross pipeline transportation volumes — MMcf	153,178	157,773	(4,595)

Consolidated pipeline transportation volumes — MMcf	99,841	95,938	3,903

The $2.1 million increase in regulated transmission and storage gross profit was attributable primarily to the following factors:

•	$3.1 million increase associated with our GRIP filings.

•	$1.6 million increase in fixed fee services.

These increases were partially offset by the following:

•	$1.5 million decrease resulting from lower per-unit transportation margins.

•	$1.0 million decrease due to a decline in throughput to our Mid-Tex Division and a reduction in production.

Operating expenses decreased $0.9 million primarily due to lower levels of pipeline maintenance activities.

Nonregulated Segment

Our nonregulated activities are conducted through Atmos Energy Holdings, Inc. (AEH), which is a wholly-owned subsidiary of Atmos Energy Corporation and operates primarily in the Midwest and Southeast areas of the United States.

AEH’s primary business is to deliver gas and provide related services by aggregating and purchasing gas supply, arranging transportation and storage logistics and ultimately delivering gas to customers at competitive prices. In addition, AEH utilizes proprietary and customer-owned transportation and storage assets to provide various delivered gas services our customers request, including furnishing natural gas supplies at fixed and market-based prices, contract negotiation and administration, load forecasting, gas storage acquisition and management services, transportation services, peaking sales and balancing services, capacity utilization strategies and gas price hedging through the use of financial instruments. As a result, AEH’s gas delivery and related services margins arise from the types of commercial transactions we have structured with our customers and our ability to identify the lowest cost alternative among the natural gas supplies, transportation and markets to which it has access to serve those customers.

AEH’s storage and transportation margins arise from (i) utilizing its proprietary 21-mile pipeline located in New Orleans, Louisiana to aggregate gas supply for our regulated natural gas distribution division in Louisiana, its gas delivery activities and, on a more limited basis, third parties and (ii) managing proprietary storage in Kentucky and Louisiana to supplement the natural gas needs of our natural gas distribution divisions during peak periods.

AEH also seeks to enhance its gross profit margin by maximizing, through asset optimization activities, the economic value associated with the storage and transportation capacity it owns or controls in our natural gas distribution and by its subsidiaries. We attempt to meet these objectives by engaging in natural gas storage transactions in which we seek to find and profit through the arbitrage of pricing differences in various locations and by recognizing pricing differences that occur over time. This process involves purchasing physical natural gas, storing it in the storage and transportation assets to which AEH has access and selling financial instruments at advantageous prices to lock in a gross profit margin.

AEH continually manages its net physical position to attempt to increase the future economic profit that was created when the original transaction was executed. Therefore, AEH may subsequently change its originally scheduled storage injection and withdrawal plans from one time period to another based on market conditions and recognize any associated gains or losses at that time. If AEH elects to accelerate the withdrawal of physical gas, it will execute new financial instruments to hedge the original financial instruments. If AEH elects to defer the withdrawal of gas, it will reset its positions by settling the original financial instruments and executing new financial instruments to correspond to the revised withdrawal schedule.

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

AEH also uses financial instruments to capture additional storage arbitrage opportunities that may arise after the original physical inventory hedge and to attempt to insulate and protect the economic value within its asset optimization activities. Changes in fair value associated with these financial instruments are recognized as a component of unrealized margins until they are settled.

Due to the nature of these operations, natural gas prices and differences in natural gas prices between the various markets that we serve (commonly referred to as basis differentials), have a significant impact on our nonregulated businesses. Within our delivered gas activities, basis differentials impact our ability to create value from identifying the lowest cost alternative among the natural gas supplies, transportation and markets to which we have access. Further, higher natural gas prices may adversely impact our accounts receivable collections, resulting in higher bad debt expense, and may require us to increase borrowings under our credit facilities resulting in higher interest expense. Higher gas prices, as well as competitive factors in the industry and general economic conditions may also cause customers to conserve or use alternative energy sources. Within our asset optimization activities, higher gas prices could also lead to increased borrowings under our credit facilities resulting in higher interest expense.

Volatility in natural gas prices also has a significant impact on our nonregulated segment. Increased price volatility often has a significant impact on the spreads between the market (spot) prices and forward natural gas prices, which creates opportunities to earn higher arbitrage spreads within our asset optimization activities. Volatility could also impact the basis differentials we capture in our delivered gas activities. However, increased volatility impacts the amounts of unrealized margins recorded in our gross profit and could impact the amount of cash required to collateralize our risk management liabilities.

Review of Financial and Operating Results

Financial and operational highlights for our nonregulated segment for the three months ended December 31, 2010 and 2009 are presented below. Gross profit margin consists primarily of margins earned from the delivery of gas and related services requested by our customers, margins earned from storage and transportation services and margins earned from asset optimization activities, which are derived from the utilization of our proprietary and managed third-party storage and transportation assets to capture favorable arbitrage spreads through natural gas trading activities.

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

	Three Months Ended
	December 31
	2010	2009	Change
	(In thousands, unless otherwise noted)

Realized margins
Gas delivery and related services	$16,041	$16,087	$(46)
Storage and transportation services	3,349	3,334	15
Other	1,319	464	855

	20,709	19,885	824
Asset optimization	3,965	6,006	(2,041)

Total realized margins	24,674	25,891	(1,217)
Unrealized margins	504	43,884	(43,380)

Gross profit	25,178	69,775	(44,597)
Operating expenses	13,335	12,998	337

Operating income	11,843	56,777	(44,934)
Miscellaneous income	290	376	(86)
Interest charges	1,170	2,407	(1,237)

Income before income taxes	10,963	54,746	(43,783)
Income tax expense	4,386	21,318	(16,932)

Net income	$6,577	$33,428	$(26,851)

Gross nonregulated delivered gas sales volumes — MMcf	107,712	102,261	5,451

Consolidated nonregulated delivered gas sales volumes — MMcf	94,538	87,229	7,309

Net physical position (Bcf)	19.6	19.0	0.6

Realized margins for gas delivery, storage and transportation services and other services were $20.7 million, or 84 percent of total realized margins during the three months ended December 31, 2010 compared with $19.9 million, or 77 percent of total realized margins for the prior-year quarter. The increase reflects the following:

•	An eight percent increase in consolidated sales volumes.

•	A decrease in gas delivery per-unit margins from $0.16/Mcf in the prior-year quarter to $0.15/Mcf in the current-year quarter.

•	The $0.9 million increase in other margins primarily reflects increased margin on sales of gas held in storage in the current-year quarter compared to the prior-year quarter.

The $2.0 million decrease in realized asset optimization margins from the prior-year quarter primarily reflects the impact of continued low natural gas market volatility. In the prior-year quarter, we were able to take advantage of more favorable trading opportunities in the daily cash market. These opportunities were not as readily available in the current quarter. Additionally, we realized lower spread values on the positions that were closed during the quarter compared with the prior-year quarter due to the decline in the physical to forward spread values experienced in the last 12-15 months.

The $43.4 million decrease in unrealized margins is due primarily to a significant unrealized gain recognized in the prior-year quarter. The prior-year quarter unrealized gain resulted from narrowing spreads between the then current cash prices and forward natural gas prices experienced on AEH’s net physical position and the deferral of physical storage withdrawals to later in the 2010 fiscal year.

Interest charges decreased $1.2 million primarily due to a decrease in intercompany borrowings.

Asset Optimization Activities

AEH monitors the impact of its asset optimization efforts by estimating the gross profit, before related fees, that it captured through the purchase and sale of physical natural gas and the execution of the associated financial instruments. This economic value, combined with the effect of the future reversal of unrealized gains or losses currently recognized in the income statement and related fees is referred to as the potential gross profit.

We define potential gross profit as the change in AEH’s gross profit in future periods if its optimization efforts are executed as planned. This amount does not include other operating expenses and associated income taxes that will be incurred to realize this amount. Therefore, it does not represent an estimated increase in future net income. There is no assurance that the economic value or the potential gross profit will be fully realized in the future.

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

The following table presents AEH’s economic value and its potential gross profit (loss) at December 31, 2010 and 2009.

	December 31
	2010	2009
	(In millions, unless otherwise noted)

Economic value	$(2.6)	$25.7
Associated unrealized (gains) losses	10.2	(27.2)

Subtotal	7.6	(1.5)
Related fees(1)	(7.9)	(13.3)

Potential gross profit (loss)	$(0.3)	$(14.8)

Net physical position (Bcf)	19.6	19.0

(1)	Related fees represent the contractual costs to acquire the storage capacity utilized in our nonregulated segment’s asset optimization activities. The fees primarily consist of demand fees and contractual obligations to sell gas below market index prices in exchange for the right to manage and optimize third party storage assets for the positions we have entered into as of December 31, 2010 and 2009.

During the quarter ended December 31, 2010, our nonregulated segment’s economic value increased from ($7.5) million, or ($0.48)/Mcf at September 30, 2010 to ($2.6) million, or ($0.13)/Mcf. This compares unfavorably to economic value at December 31, 2009 of $25.7 million, or $1.35/Mcf.

During the three months ended December 31, 2010, the increase in our economic value reflected an increase in spread value resulting from (i) entering into financial hedges with higher average prices and (ii) reducing the weighted average cost of gas held in storage by withdrawing higher cost gas and injecting gas into storage at lower prices. We anticipate the majority of the economic value and corresponding reversal of unrealized mark-to-market gains will occur in fiscal 2011.

The economic value is based upon planned storage injection and withdrawal schedules and its realization is contingent upon the execution of this plan, weather and other execution factors. Since AEH actively manages and optimizes its portfolio to attempt to enhance the future profitability of its storage position, it may change its scheduled storage injection and withdrawal plans from one time period to another based on market conditions. Therefore, we cannot ensure that the economic value or the potential gross profit calculated as of December 31, 2010 will be fully realized in the future nor can we predict in what time periods such realization may occur. Further, if we experience operational or other issues which limit our ability to optimally manage our stored gas positions, our earnings could be adversely impacted.

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

We regularly evaluate our funding strategy and profile to ensure that we have sufficient liquidity for our short-term and long-term needs in a cost-effective manner. We also evaluate the levels of committed borrowing capacity that we require. During fiscal 2011, we anticipate consolidating our short-term facilities used for our regulated operations into a single line of credit. In October 2010, we replaced our $200 million 364-day revolving credit agreement with a $200 million 180-day revolving credit agreement that we do not plan to extend or replace upon expiration. In December 2010, we replaced AEM’s $450 million 364-day facility with a $200 million, three-year facility.

Our five-year $566.7 million facility will expire in December 2011. We expect to begin discussions during fiscal 2011 to replace the expiring five-year $566.7 million facility with a larger multi-year credit facility. We believe our existing five-year facility will provide adequate short-term borrowing capacity until we can successfully execute a new multi-year credit facility.

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

We believe the liquidity provided by our senior notes and committed credit facilities, combined with our operating cash flows, will be sufficient to fund our working capital needs and capital expenditure program for the remainder of fiscal 2011.

Cash Flows

Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, prices for our products and services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.

Cash flows from operating, investing and financing activities for the three months ended December 31, 2010 and 2009 are presented below.

	Three Months Ended December 31
	2010	2009	2010 vs. 2009
		(In thousands)

Total cash provided by (used in)
Operating activities	$45,824	$95,156	$(49,332)
Investing activities	(123,532)	(117,312)	(6,220)
Financing activities	75,648	85,782	(10,134)

Change in cash and cash equivalents	(2,060)	63,626	(65,686)
Cash and cash equivalents at beginning of period	131,952	111,203	20,749

Cash and cash equivalents at end of period	$129,892	$174,829	$(44,937)

Cash flows from operating activities

Period-over-period changes in our operating cash flows are primarily attributable to changes in net income and working capital changes, particularly within our natural gas distribution segment resulting from the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.

The $49.3 million decrease in operating cash flows primarily reflects the timing of customer collections and vendor payments.

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

Capital expenditures for fiscal 2011 are expected to range from $580 million to $595 million. For the three months ended December 31, 2010, capital expenditures were $123.2 million compared with $115.4 million for the three months ended December 31, 2009. The $7.8 million increase in capital expenditures primarily reflects spending for the steel service line replacement program in the Mid-Tex Division and the purchase of software for new customer service systems in the current quarter partially offset by the relocation of the company’s information technology data center in the prior-year quarter.

Cash flows from financing activities

The $10.1 million decrease in financing cash flows was primarily due to the following:

•	$10.0 million additional cash used to repay long-term debt that matured in December 2010, partially offset by

•	$1.3 million additional cash provided from short-term debt borrowings.

The following table summarizes our share issuances for the three months ended December 31, 2010 and 2009.

	Three Months Ended
	December 31
	2010	2009

Shares issued:
Direct Stock Purchase Plan	—	79,087
Retirement Savings Plan and Trust	—	79,722
1998 Long-Term Incentive Plan	595,103	259,550
Outside Directors Stock-for-Fee Plan	638	770

Total shares issued	595,741	419,129

The quarter-over-quarter change in the number of shares issued primarily reflects the fact that we are using shares purchased in the open market rather than issuing shares for the Direct Stock Purchase Plan and the Retirement Savings Plan. During the current quarter, we repurchased 121,353 shares attributable to equity awards which are not included in the table above.

Share Repurchase Agreement

On, July 1, 2010, we entered into an accelerated share repurchase agreement with Goldman Sachs & Co. under which we repurchased $100 million of our outstanding common stock in order to offset stock grants made under our various employee and director incentive compensation plans.

We paid $100 million to Goldman Sachs & Co. on July 7, 2010 for shares of Atmos Energy common stock in a share forward transaction and received 2,958,580 shares. The specific number of shares we will ultimately repurchase in the transaction will be based generally on the average of the daily volume-weighted average share price of our common stock over the duration of the agreement. The agreement is scheduled to end in the second fiscal quarter of 2011. As a result of this transaction, beginning in our fourth fiscal quarter of 2010, the number of outstanding shares used to calculate our earnings per share was reduced by the number of shares received and the $100 million purchase price was recorded as a reduction in shareholders’ equity. The number of shares used to calculate our earnings per share in fiscal 2011 will continue to be reduced by the shares we received in July 2010; however, the total impact to diluted earnings per share for fiscal 2011 will be dependent upon the average share price of our common stock over the remainder of the agreement.

Credit Facilities

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply to meet our customers’ needs could significantly affect our borrowing requirements. However, our short-term borrowings reach their highest levels in the winter months.

We finance our short-term borrowing requirements through a combination of a $566.7 million commercial paper program and four committed revolving credit facilities with third-party lenders that provide approximately $1.0 billion of working capital funding. As of December 31, 2010, the amount available to us under our credit facilities, net of outstanding letters of credit, was approximately $656 million. These facilities are described in further detail in Note 5 to the unaudited condensed consolidated financial statements.

In October 2010, our $200 million 364-day facility expired. We replaced the $200 million 364-day facility before its expiration with a $200 million 180-day credit facility that will expire in April 2011.

On December 8, 2010, the Company replaced AEM’s existing $450 million 364-day committed revolving credit facility with a $200 million three-year facility with an accordion feature that could increase the Company’s borrowing capacity to $500 million on substantially the same terms, except for a slight reduction in the rate of interest charged for both base rate and offshore borrowings and an extension of the facility for an additional three-year period. As a result of consolidating and reducing the amounts available under our facilities, we expect to reduce our short-term financing costs.

Shelf Registration

We have an effective shelf registration statement with the Securities and Exchange Commission (SEC) that permits us to issue a total of $1.3 billion in common stock and/or debt securities. The shelf registration statement has been approved by all requisite state regulatory commissions. Due to certain restrictions imposed by one state regulatory commission on our ability to issue securities under the new registration statement, we will be able to issue a total of $950 million in debt securities and $350 million in equity securities. At December 31, 2010, no amounts have been drawn down on the shelf registration statement.

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

Our debt is rated by three rating agencies: Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings, Ltd. (Fitch). As of December 31, 2010, S&P maintained a stable outlook, while Moody’s and Fitch maintained their ratings outlooks as positive. Our current debt ratings are all considered investment grade and are as follows:

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

Debt Covenants

We were in compliance with all of our debt covenants as of December 31, 2010. Our debt covenants are described in greater detail in Note 5 to the unaudited condensed consolidated financial statements.

Capitalization

The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of December 31, 2010, September 30, 2010 and December 31, 2009:

	December 31, 2010		September 30, 2010		December 31, 2009
	(In thousands, except percentages)

Short-term debt	$247,993	5.3%	$126,100	2.8%	$179,712	3.9%
Long-term debt	2,159,753	46.1%	2,169,682	48.5%	2,169,601	47.1%
Shareholders’ equity	2,274,853	48.6%	2,178,348	48.7%	2,258,076	49.0%

Total	$4,682,599	100.0%	$4,474,130	100.0%	$4,607,389	100.0%

Total debt as a percentage of total capitalization, including short-term debt, was 51.4 percent at December 31, 2010, 51.3 percent at September 30, 2010 and 51.0 percent at December 31, 2009. Our ratio of total debt to capitalization is typically greater during the winter heating season as we incur short-term debt to fund natural gas purchases and meet our working capital requirements. We intend to maintain our debt to capitalization ratio in a target range of 50 to 55 percent.

Contractual Obligations and Commercial Commitments

Significant commercial commitments are described in Note 8 to the unaudited condensed consolidated financial statements. There were no significant changes in our contractual obligations and commercial commitments during the three months ended December 31, 2010.

As we previously discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, in February 2008, Atmos Pipeline and Storage, LLC, a subsidiary of AEH, announced plans to construct and operate a salt-cavern storage project in Franklin Parish, Louisiana. In March 2010, we entered into an option and acquisition agreement with a third party, which provided the third party with the exclusive option to develop the proposed Fort Necessity salt-dome natural gas storage project. In July 2010, we signed an extension to the option and acquisition agreement which gave the third party until March 2011 to exercise the option to develop the project. In January 2011, the third party developer notified us that it did not plan to commence the activities required to allow it to exercise the option by March 2011, accordingly, the option was terminated. We are currently evaluating our strategic alternatives with respect to this project.

Risk Management Activities

We conduct risk management activities through our natural gas distribution and nonregulated segments. In our natural gas distribution segment, we use a combination of physical storage, fixed physical contracts and fixed financial contracts to reduce our exposure to unusually large winter-period gas price increases.

In our nonregulated segment, we manage our exposure to the risk of natural gas price changes and lock in our gross profit margin through a combination of storage and financial instruments, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. To the extent our inventory cost and actual sales and actual purchases do not correlate with the changes in the market indices we use in our hedges, we could experience ineffectiveness or the hedges may no longer meet the accounting requirements for hedge accounting, resulting in the financial instruments being treated as mark to market instruments through earnings.

The following table shows the components of the change in fair value of our natural gas distribution segment’s financial instruments for the three months ended December 31, 2010 and 2009:

	Three Months Ended
	December 31
	2010	2009
	(In thousands)

Fair value of contracts at beginning of period	$(49,600)	$(14,166)
Contracts realized/settled	(32,981)	(21,029)
Fair value of new contracts	531	(947)
Other changes in value	108,856	18,672

Fair value of contracts at end of period	$26,806	$(17,470)

The fair value of our natural gas distribution segment’s financial instruments at December 31, 2010 is presented below by time period and fair value source:

	Fair Value of Contracts at December 31, 2010
	Maturity in Years
	Less			Greater	Total Fair
Source of Fair Value	Than 1	1-3	4-5	Than 5	Value
	(In thousands)

Prices actively quoted	$27,709	$(903)	$—	$—	$26,806
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$27,709	$(903)	$—	$—	$26,806

The following table shows the components of the change in fair value of our nonregulated segment’s financial instruments for the three months ended December 31, 2010 and 2009:

	Three Months Ended
	December 31
	2010	2009
	(In thousands)

Fair value of contracts at beginning of period	$(12,374)	$26,698
Contracts realized/settled	934	(2,212)
Fair value of new contracts	—	—
Other changes in value	759	7,820

Fair value of contracts at end of period	(10,681)	32,306
Netting of cash collateral	25,296	(1,315)

Cash collateral and fair value of contracts at period end	$14,615	$30,991

The fair value of our nonregulated segment’s financial instruments at December 31, 2010 is presented below by time period and fair value source:

	Fair Value of Contracts at December 31, 2010
	Maturity in Years
	Less			Greater	Total Fair
Source of Fair Value	Than 1	1-3	4-5	Than 5	Value
	(In thousands)

Prices actively quoted	$(4,199)	$(6,467)	$(15)	$—	$(10,681)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(4,199)	$(6,467)	$(15)	$—	$(10,681)

Pension and Postretirement Benefits Obligations

For the three months ended December 31, 2010 and 2009, our total net periodic pension and other benefits cost was $14.9 million and $12.7 million. Those costs relating to our natural gas distribution operations are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

Our fiscal 2011 costs were determined using a September 30, 2010 measurement date. As of September 30, 2010, interest and corporate bond rates utilized to determine our discount rates, were significantly higher than the interest and corporate bond rates as of September 30, 2009, the measurement date for our fiscal 2010 net periodic cost. Accordingly, we decreased our discount rate used to determine our fiscal 2011 pension and benefit costs to 5.39 percent. We maintained the expected return on our pension plan assets at 8.25 percent, despite the recent decline in the financial markets as we believe this rate reflects the average rate of expected earnings on plan assets that will fund our projected benefit obligation. Accordingly, our fiscal 2011 pension and postretirement medical costs for the quarter ended December 31, 2010 were significantly higher than the prior-year quarter.

In August 2010, the Board of Directors of Atmos Energy approved a proposal to close the Pension Account Plan (PAP) to new participants, effective October 1, 2010. Employees participating in the PAP as of October 1, 2010 were allowed to make a one-time election to migrate from the PAP into our defined contribution plan with enhanced features, effective January 1, 2011. Participants who chose to remain in the PAP will continue to earn benefits and interest allocations with no changes to their existing benefits. During the first quarter ended December 31, 2010, a limited number of participants elected to join the new plan, which resulted in an immaterial curtailment gain and a revaluation of the net periodic pension cost for the remainder of fiscal 2011. The curtailment gain will be recorded in our second fiscal quarter. The revaluation of the net periodic pension cost resulted in an increase in the discount rate, effective January 1, 2011 to 5.68 percent, which will reduce our net periodic pension cost by approximately $1.8 million for the remainder of the fiscal year. All other actuarial assumptions remained the same.

In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2011. Based upon this valuation, we expect we will be required to contribute less than $2 million to our pension plans by September 15, 2011. The need for this funding reflects the decline in the fair value of the plans’ assets resulting from the unfavorable market conditions experienced during 2008 and 2009. This contribution will increase the level of our plan assets to achieve a desirable PPA funding threshold. With respect to our postretirement medical plans, we anticipate contributing a total of approximately $11 million to these plans during fiscal 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. During the three months ended December 31, 2010, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of the fiscal year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended December 31, 2010, except as noted in Note 8 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 12 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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
Fred E. Meisenheimer
Senior Vice President, Chief Financial
Officer and Treasurer
(Duly authorized signatory)

Date: February 9, 2011

EXHIBITS INDEX
Item 6

Page Number or
Exhibit			Incorporation by
Number		Description	Reference to

10.1		Revolving Credit Agreement (180 Day Facility), dated as of October 15, 2010, among Atmos Energy Corporation, the Lenders from time to time parties thereto, SunTrust Bank as Administrative Agent, Wells Fargo Bank, N.A. as Syndication Agent, and Bank of America, N.A. and U.S. Bank National Association as Co-Documentation Agents	Exhibit 10.1 to Form 8-K dated October 15, 2010 (File No. 1-10042)
10.2		Fifth Amended and Restated Credit Agreement, dated as of December 8, 2010 among Atmos Energy Marketing, LLC, a Delaware limited liability company, BNP Paribas, a bank organized under the laws of France, as administrative agent, collateral agent, as an issuing bank, a swing line bank and a bank; Société Générale as co-syndication agent, an issuing bank and a bank and the Royal Bank of Scotland, plc, as co-syndication agent and a bank; and Natixis, New York Branch, Credit Agricole Corporate and Investment Bank, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. as co-documentation agents and the other financial institutions that become parties thereto	Exhibit 10.1 to Form 8-K dated December 8, 2010 (File No. 1-10042)
10.3		Third Amended and Restated Intercreditor Agreement, dated as of December 8, 2010 (as amended, supplemented and otherwise modified from time to time, the “Agreement”), among BNP Paribas, a bank organized under the laws of France, in its capacity as Collateral Agent (together with its successors and assigns in such capacity, the “Agent”) for the Banks thereinafter referred to, and each bank and other financial institution which is now or hereafter a party to the Agreement in its capacity as a Bank and, as applicable, as a Swap Bank (collectively, the “Swap Banks”) and/or a Physical Trade Bank (collectively, the “Physical Trade Banks”)	Exhibit 10.2 to Form 8-K dated December 8, 2010 (File No. 1-10042)
12		Computation of ratio of earnings to fixed charges
15		Letter regarding unaudited interim financial information
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certifications*
101	.INS	XBRL Instance Document**
101	.SCH	XBRL Taxonomy Extension Schema**
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101	.LAB	XBRL Taxonomy Extension Labels Linkbase**
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.