Form 10-Q
period 2011-03-31
ATMOS ENERGY CORP
filed 2011-05-05
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐      No ☑

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2011.

Class	Shares Outstanding

No Par Value	90,329,899

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
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits
SIGNATURE
EXHIBITS INDEX
EX-12
EX-15
EX-31
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated other comprehensive income
Bcf	Billion cubic feet
Fitch	Fitch Ratings, Ltd.
GRIP	Gas Reliability Infrastructure Program
ISRS	Infrastructure System Replacement Surcharge
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Property, plant and equipment	$6,693,971	$6,542,318
Less accumulated depreciation and amortization	1,779,321	1,749,243

Net property, plant and equipment	4,914,650	4,793,075
Current assets
Cash and cash equivalents	153,246	131,952
Accounts receivable, net	458,813	273,207
Gas stored underground	228,051	319,038
Other current assets	143,978	150,995

Total current assets	984,088	875,192
Goodwill and intangible assets	739,834	740,148
Deferred charges and other assets	357,252	355,376

	$6,995,824	$6,763,791

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share);
200,000,000 shares authorized; issued and outstanding:
March 31, 2011 — 90,329,237 shares;
September 30, 2010 — 90,164,103 shares	$452	$451
Additional paid-in capital	1,728,474	1,714,364
Retained earnings	631,044	486,905
Accumulated other comprehensive income (loss)	14,009	(23,372)

Shareholders’ equity	2,373,979	2,178,348
Long-term debt	1,807,323	1,809,551

Total capitalization	4,181,302	3,987,899
Current liabilities
Accounts payable and accrued liabilities	423,726	266,208
Other current liabilities	301,824	413,640
Short-term debt	—	126,100
Current maturities of long-term debt	352,434	360,131

Total current liabilities	1,077,984	1,166,079
Deferred income taxes	944,605	829,128
Regulatory cost of removal obligation	364,709	350,521
Deferred credits and other liabilities	427,224	430,164

	$6,995,824	$6,763,791

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31
	2011	2010
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Natural gas distribution segment	$1,113,204	$1,365,988
Regulated transmission and storage segment	54,976	55,181
Nonregulated segment	583,531	677,032
Intersegment eliminations	(134,424)	(157,935)

	1,617,287	1,940,266
Purchased gas cost
Natural gas distribution segment	723,046	980,603
Regulated transmission and storage segment	—	—
Nonregulated segment	563,473	662,871
Intersegment eliminations	(134,054)	(157,529)

	1,152,465	1,485,945

Gross profit	464,822	454,321
Operating expenses
Operation and maintenance	116,379	117,088
Depreciation and amortization	57,136	53,080
Taxes, other than income	54,103	59,613
Asset impairment	19,282	—

Total operating expenses	246,900	229,781

Operating income	217,922	224,540
Miscellaneous income	26,187	49
Interest charges	37,892	39,582

Income before income taxes	206,217	185,007
Income tax expense	74,008	70,881

Net income	$132,209	$114,126

Basic net income per share	$1.45	$1.22

Diluted net income per share	$1.45	$1.22

Cash dividends per share	$0.340	$0.335

Weighted average shares outstanding:
Basic	90,246	92,518

Diluted	90,533	92,853

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	March 31
	2011	2010
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenues
Natural gas distribution segment	$1,840,399	$2,168,882
Regulated transmission and storage segment	103,983	102,041
Nonregulated segment	1,059,171	1,225,048
Intersegment eliminations	(229,271)	(262,853)

	2,774,282	3,233,118
Purchased gas cost
Natural gas distribution segment	1,150,469	1,488,870
Regulated transmission and storage segment	—	—
Nonregulated segment	1,013,935	1,141,112
Intersegment eliminations	(228,504)	(262,034)

	1,935,900	2,367,948

Gross profit	838,382	865,170
Operating expenses
Operation and maintenance	232,973	240,950
Depreciation and amortization	113,297	106,919
Taxes, other than income	94,799	102,165
Asset impairment	19,282	—

Total operating expenses	460,351	450,034

Operating income	378,031	415,136
Miscellaneous income (expense)	25,450	(220)
Interest charges	76,809	78,290

Income before income taxes	326,672	336,626
Income tax expense	120,466	129,170

Net income	$206,206	$207,456

Basic net income per share	$2.26	$2.22

Diluted net income per share	$2.26	$2.22

Cash dividends per share	$0.680	$0.670

Weighted average shares outstanding:
Basic	90,157	92,336

Diluted	90,455	92,681

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31
	2011	2010
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities
Net income	$206,206	$207,456
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	19,282	—
Depreciation and amortization:
Charged to depreciation and amortization	113,297	106,919
Charged to other accounts	98	96
Deferred income taxes	115,302	44,097
Other	10,255	11,759
Net assets/liabilities from risk management activities	(17,478)	1,234
Net change in operating assets and liabilities	(8,491)	111,897

Net cash provided by operating activities	438,471	483,458
Cash Flows From Investing Activities
Capital expenditures	(246,663)	(232,629)
Other, net	(1,535)	(946)

Net cash used in investing activities	(248,198)	(233,575)
Cash Flows From Financing Activities
Net decrease in short-term debt	(128,884)	(75,907)
Unwinding of Treasury lock agreements	27,803	—
Repayment of long-term debt	(10,066)	(66)
Cash dividends paid	(62,067)	(62,550)
Repurchase of equity awards	(3,333)	—
Issuance of common stock	7,568	8,590

Net cash used in financing activities	(168,979)	(129,933)

Net increase in cash and cash equivalents	21,294	119,950
Cash and cash equivalents at beginning of period	131,952	111,203

Cash and cash equivalents at end of period	$153,246	$231,153

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2011

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

These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Because of seasonal and other factors, the results of operations for the six-month period ended March 31, 2011 are not indicative of our results of operations for the full 2011 fiscal year, which ends September 30, 2011.

We have evaluated subsequent events from the March 31, 2011 balance sheet date through the date these financial statements were filed with the Securities and Exchange Commission (SEC). Except as discussed in

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5, no events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the condensed consolidated financial statements.

Significant accounting policies

Our accounting policies are described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

During the second quarter of fiscal 2011, we recognized a $5.0 million one-time tax benefit related to the administrative settlement of various income tax positions.

Additionally, during the second quarter of fiscal 2011, we completed our annual goodwill impairment assessment. Based on the assessment performed, we determined that our goodwill was not impaired.

During the six months ended March 31, 2011, two new accounting standards became applicable to the Company pertaining to goodwill impairment testing for reporting units with zero or negative carrying amounts and disclosure of supplementary pro forma information for business combinations. The adoption of these standards did not have an impact on our financial position, results of operations or cash flows. There were no other significant changes to our accounting policies during the six months ended March 31, 2011.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant regulatory assets and liabilities as of March 31, 2011 and September 30, 2010 included the following:

	March 31,	September 30,
	2011	2010
	(In thousands)

Regulatory assets:
Pension and postretirement benefit costs	$203,136	$209,564
Merger and integration costs, net	6,478	6,714
Deferred gas costs	34,211	22,701
Regulatory cost of removal asset	38,973	31,014
Environmental costs	509	805
Rate case costs	5,648	4,505
Deferred franchise fees	415	1,161
Other	5,101	1,046

	$294,471	$277,510

Regulatory liabilities:
Deferred gas costs	$6,419	$43,333
Deferred franchise fees	5,443	—
Regulatory cost of removal obligation	396,388	381,474
Other	5,912	6,112

	$414,162	$430,919

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income

The following table presents the components of comprehensive income, net of related tax, for the three-month and six-month periods ended March 31, 2011 and 2010:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2011	2010	2011	2010
	(In thousands)

Net income	$132,209	$114,126	$206,206	$207,456
Unrealized holding gains on investments, net of tax expense of $477 and $408 for the three months ended March 31, 2011 and 2010 and of $932 and $798 for the six months ended March 31, 2011 and 2010	810	695	1,586	1,359
Amortization, unrealized gain and unwinding of interest rate hedging transactions, net of tax expense (benefit) of $(6,125) and $248 for the three months ended March 31, 2011 and 2010 and $12,579 and $496 for the six months ended March 31, 2011 and 2010	(10,427)	421	21,420	843
Net unrealized gains (losses) on commodity hedging transactions, net of tax expense (benefit) of $2,573 and $(6,321) for the three months ended March 31, 2011 and 2010 and $9,190 and $(2,067) for the six months ended March 31, 2011 and 2010	4,025	(9,885)	14,375	(3,231)

Comprehensive income	$126,617	$105,357	$243,587	$206,427

Accumulated other comprehensive income (loss), net of tax, as of March 31, 2011 and September 30, 2010 consisted of the following unrealized gains (losses):

	March 31,	September 30,
	2011	2010
	(In thousands)

Accumulated other comprehensive income (loss):
Unrealized holding gains on investments	$5,791	$4,205
Treasury lock agreements	15,952	(5,468)
Cash flow hedges	(7,734)	(22,109)

	$14,009	$(23,372)

3.	Financial Instruments

We currently use financial instruments to mitigate commodity price risk. Additionally, we periodically utilize financial instruments to manage interest rate risk. The objectives and strategies for using financial instruments have been tailored to our regulated and nonregulated businesses. The accounting for these financial instruments is fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. During the second quarter there were no changes in our objectives, strategies and accounting for these financial instruments. Currently, we utilize financial instruments in our natural gas distribution and nonregulated segments. We currently do not manage commodity price risk with financial instruments in our regulated transmission and storage segment.

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

Our natural gas distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. Historically, if the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2010-2011 heating season, in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 35 percent, or 31.7 Bcf of the planned winter flowing gas requirements. We have not designated these financial instruments as hedges.

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

Under our risk management policies, we seek to match our financial instrument positions to our physical storage positions as well as our expected current and future sales and purchase obligations in order to maintain no open positions at the end of each trading day. The determination of our net open position as of any day, however, requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. Our operations can also be affected by intraday fluctuations of gas prices, since the price of natural gas purchased or sold for future delivery earlier in the day may not be hedged until later in the day. At times, limited net open positions related to our existing and anticipated commitments may occur. At the close of business on March 31, 2011, our nonregulated segment had net open positions (including existing storage and related financial contracts) of 0.4 Bcf.

Interest Rate Risk Management Activities

We periodically manage interest rate risk by entering into Treasury lock agreements to fix the Treasury yield component of the interest cost associated with anticipated financings.

We intend to refinance our $350 million unsecured 7.375% Senior Notes that will mature in May 2011 through the issuance of $300 million 30-year unsecured senior notes in June 2011. In September 2010, we entered into three Treasury lock agreements to fix the Treasury yield component of the interest cost associated with the anticipated issuances of these senior notes which were designated as cash flow hedges of an anticipated transaction.

Additionally, our original fiscal 2011 financing plans included the issuance of $250 million of 30-year unsecured notes in November 2011 to fund our capital expenditure program. In September 2010, we entered into two Treasury lock agreements to fix the Treasury yield component of the interest cost associated with the anticipated issuance of these senior notes, which were designated as cash flow hedges of an anticipated transaction. Due to stronger than anticipated cash flows primarily resulting from the extension of the Bush tax cuts that allow the continued use of bonus depreciation on qualifying expenditures through December 31, 2011, the need to issue $250 million of debt in November has been eliminated and the related Treasury lock agreements were unwound in March 2011. As a result of unwinding these Treasury locks, we recognized a pretax cash gain of $27.8 million during the second quarter.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of March 31, 2011, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of March 31, 2011, we had net long/(short) commodity contracts outstanding in the following quantities:

		Natural
	Hedge	Gas
Contract Type	Designation	Distribution	Nonregulated
		Quantity (MMcf)

Commodity contracts	Fair Value	—	(20,483)
	Cash Flow	—	27,276
	Not designated	6,973	26,672

		6,973	33,465

Financial Instruments on the Balance Sheet

The following tables present the fair value and balance sheet classification of our financial instruments by operating segment as of March 31, 2011 and September 30, 2010. As required by authoritative accounting literature, the fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts below do not include $17.1 million and $24.9 million of cash held on deposit in margin accounts as of March 31, 2011 and September 30, 2010 to collateralize certain financial instruments. Therefore, these gross balances are not indicative of either our actual credit exposure or net economic exposure. Additionally, the

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts below will not be equal to the amounts presented on our condensed consolidated balance sheet, nor will they be equal to the fair value information presented for our financial instruments in Note 4.

		Natural	Regulated
		Gas	Transmission
	Balance Sheet Location	Distribution	and Storage	Nonregulated	Total
		(In thousands)

March 31, 2011
Designated As Hedges:
Asset Financial Instruments
Current commodity and
interest rate contracts	Other current assets	$33,207	$—	$12,807	$46,014
Noncurrent commodity contracts	Deferred charges and other assets	—	—	574	574

Liability Financial Instruments
Current commodity contracts	Other current liabilities	—	—	(21,303)	(21,303)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	—	(5,857)	(5,857)

Total		33,207	—	(13,779)	19,428

Not Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	716	—	10,035	10,751
Noncurrent commodity contracts	Deferred charges and other assets	—	—	2,761	2,761

Liability Financial Instruments
Current commodity contracts	Other current liabilities	(3,390)	—	(10,660)	(14,050)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	—	(1,299)	(1,299)

Total		(2,674)	—	837	(1,837)

Total Financial Instruments		$30,533	$—	$(12,942)	$17,591

		Natural	Regulated
		Gas	Transmission
	Balance Sheet Location	Distribution	and Storage	Nonregulated	Total
		(In thousands)

September 30, 2010
Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	$—	$—	$40,030	$40,030
Noncurrent commodity contracts	Deferred charges and other assets	—	—	2,461	2,461

Liability Financial Instruments
Current commodity contracts	Other current liabilities	—	—	(56,575)	(56,575)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	—	(9,222)	(9,222)

Total		—	—	(23,306)	(23,306)

Not Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	2,219	—	16,459	18,678
Noncurrent commodity contracts	Deferred charges and other assets	47	—	2,056	2,103

Liability Financial Instruments
Current commodity contracts	Other current liabilities	(48,942)	—	(7,178)	(56,120)
Noncurrent commodity contracts	Deferred credits and other liabilities	(2,924)	—	(405)	(3,329)

Total		(49,600)	—	10,932	(38,668)

Total Financial Instruments		$(49,600)	$—	$(12,374)	$(61,974)

Impact of Financial Instruments on the Income Statement

Hedge ineffectiveness for our nonregulated segment is recorded as a component of unrealized gross profit and primarily results from differences in the location and timing of the derivative instrument and the hedged

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

item. Hedge ineffectiveness could materially affect our results of operations for the reported period. For the three months ended March 31, 2011 and 2010 we recognized a gain (loss) arising from fair value and cash flow hedge ineffectiveness of $4.1 million and $(4.9) million. For the six months ended March 31, 2011 and 2010 we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $17.5 million and $40.4 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.

Fair Value Hedges

The impact of our nonregulated commodity contracts designated as fair value hedges and the related hedged item on our condensed consolidated income statement for the three and six months ended March 31, 2011 and 2010 is presented below.

	Three Months Ended
	March 31
	2011	2010
	(In thousands)

Commodity contracts	$(1,279)	$33,461
Fair value adjustment for natural gas inventory designated as the hedged item	5,586	(37,666)

Total impact on revenue	$4,307	$(4,205)

The impact on revenue is comprised of the following:
Basis ineffectiveness	$(509)	$(512)
Timing ineffectiveness	4,816	(3,693)

	$4,307	$(4,205)

	Six Months Ended
	March 31
	2011	2010
	(In thousands)

Commodity contracts	$(3,003)	$30,821
Fair value adjustment for natural gas inventory designated as the hedged item	21,211	11,517

Total impact on revenue	$18,208	$42,338

The impact on revenue is comprised of the following:
Basis ineffectiveness	$412	$(449)
Timing ineffectiveness	17,796	42,787

	$18,208	$42,338

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

The impact of cash flow hedges on our condensed consolidated income statements for the three and six months ended March 31, 2011 and 2010 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transaction. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

	Three Months Ended March 31, 2011
	Natural	Regulated
	Gas	Transmission
	Distribution	and Storage	Nonregulated	Consolidated
	(In thousands)

Loss reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$—	$(7,328)	$(7,328)
Loss arising from ineffective portion of commodity contracts	—	—	(233)	(233)

Total impact on revenue	—	—	(7,561)	(7,561)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(669)	—	—	(669)
Gain on unwinding of Treasury lock reclassified from AOCI into miscellaneous income	21,803	6,000	—	27,803

Total Impact from Cash Flow Hedges	$21,134	$6,000	$(7,561)	$19,573

	Three Months Ended March 31, 2010
	Natural	Regulated
	Gas	Transmission
	Distribution	and Storage	Nonregulated	Consolidated
	(In thousands)

Loss reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$—	$(8,556)	$(8,556)
Loss arising from ineffective portion of commodity contracts	—	—	(739)	(739)

Total impact on revenue	—	—	(9,295)	(9,295)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(669)	—	—	(669)

Total Impact from Cash Flow Hedges	$(669)	$—	$(9,295)	$(9,964)

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2011
	Natural	Regulated
	Gas	Transmission
	Distribution	and Storage	Nonregulated	Consolidated
	(In thousands)

Loss reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$—	$(21,581)	$(21,581)
Loss arising from ineffective portion of commodity contracts	—	—	(677)	(677)

Total impact on revenue	—	—	(22,258)	(22,258)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(1,339)	—	—	(1,339)
Gain on unwinding of Treasury lock reclassified from AOCI into miscellaneous income	21,803	6,000	—	27,803

Total Impact from Cash Flow Hedges	$20,464	$6,000	$(22,258)	$4,206

	Six Months Ended March 31, 2010
	Natural	Regulated
	Gas	Transmission
	Distribution	and Storage	Nonregulated	Consolidated
	(In thousands)

Loss reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$—	$(31,673)	$(31,673)
Loss arising from ineffective portion of commodity contracts	—	—	(1,957)	(1,957)

Total impact on revenue	—	—	(33,630)	(33,630)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(1,339)	—	—	(1,339)

Total Impact from Cash Flow Hedges	$(1,339)	$—	$(33,630)	$(34,969)

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and six months ended March 31, 2011 and 2010. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the income statement as incurred.

	Three Months Ended		Six Months Ended
	March 31		March 31
	2011	2010	2011	2010
	(In thousands)

Increase (decrease) in fair value:
Treasury lock agreements	$6,667	$—	$38,092	$—
Forward commodity contracts	(446)	(15,104)	1,211	(22,551)
Recognition of (gains) losses in earnings due to settlements:
Treasury lock agreements	(17,094)	421	(16,672)	843
Forward commodity contracts	4,471	5,219	13,164	19,320

Total other comprehensive income (loss) from hedging, net of tax(1)	$(6,402)	$(9,464)	$35,795	$(2,388)

(1)	Utilizing an income tax rate of approximately 37 percent comprised of the effective rates in each taxing jurisdiction.

Deferred losses recorded in AOCI associated with our Treasury lock agreements are recognized in earnings as they are amortized, while deferred losses associated with commodity contracts are recognized in earnings upon settlement. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of March 31, 2011. However, the table below does not include the expected recognition in earnings of three Treasury lock agreements entered into on September 30, 2010 related to the anticipated issuance of long-term debt in June 2011 as those instruments have not yet settled.

	Treasury
	Lock	Commodity
	Agreements	Contracts	Total
	(In thousands)

Next twelve months	$(1,687)	$(4,588)	$(6,275)
Thereafter	(3,281)	(3,146)	(6,427)

Total(1)	$(4,968)	$(7,734)	$(12,702)

(1)	Utilizing an income tax rate of approximately 37 percent comprised of the effective rates in each taxing jurisdiction.

Financial Instruments Not Designated as Hedges

The impact of financial instruments that have not been designated as hedges on our condensed consolidated income statements for the three months ended March 31, 2011 and 2010 was an increase (decrease) in revenue of $4.0 million and $(3.0) million. For the six months ended March 31, 2011 and 2010 revenue increased $8.2 million and $12.3 million. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

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

We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. During the three and six months ended March 31, 2011, there were no changes in these methods.

Fair value measurements also apply to the valuation of our pension and postretirement plan assets. Current accounting guidance requires employers to annually disclose information about fair value measurements of the assets of a defined benefit pension or other postretirement plan. The fair value of these assets is presented in Note 8 to the financial statements in our Annual Report on Form 10-K for the fiscal year ending September 30, 2010.

Quantitative Disclosures

Financial Instruments

The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2010. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable	Netting and
	Markets	Inputs	Inputs	Cash	March 31,
	(Level 1)	(Level 2)(1)	(Level 3)	Collateral(2)	2011
	(In thousands)

Assets:
Financial instruments
Natural gas distribution segment	$—	$33,923	$—	$—	$33,923
Nonregulated segment	4,375	21,802	—	(15,023)	11,154

Total financial instruments	4,375	55,725	—	(15,023)	45,077
Hedged portion of gas stored underground	84,629	—	—	—	84,629
Available-for-sale securities	43,453	—	—	—	43,453

Total assets	$132,457	$55,725	$—	$(15,023)	$173,159

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$3,390	$—	$—	$3,390
Nonregulated segment	15,668	23,451	—	(32,076)	7,043

Total liabilities	$15,668	$26,841	$—	$(32,076)	$10,433

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable	Netting and
	Markets	Inputs	Inputs	Cash	September 30,
	(Level 1)	(Level 2)(1)	(Level 3)	Collateral(3)	2010
	(In thousands)

Assets:
Financial instruments
Natural gas distribution segment	$—	$2,266	$—	$—	$2,266
Nonregulated segment	18,544	42,462	—	(41,760)	19,246

Total financial instruments	18,544	44,728	—	(41,760)	21,512
Hedged portion of gas stored underground	57,507	—	—	—	57,507
Available-for-sale securities	41,466	—	—	—	41,466

Total assets	$117,517	$44,728	$—	$(41,760)	$120,485

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$51,866	$—	$—	$51,866
Nonregulated segment	41,430	31,950	—	(66,649)	6,731

Total liabilities	$41,430	$83,816	$—	$(66,649)	$58,597

(1)	Our Level 2 measurements primarily consist of non-exchange-traded financial instruments, such as over-the-counter options and swaps where market data for pricing is observable. The fair values for these

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities are determined using a market-based approach in which observable market prices are adjusted for criteria specific to each instrument, such as the strike price, notional amount or basis differences.

(2)	This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. In addition, as of March 31, 2011, we had $17.1 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $9.6 million was used to offset current risk management liabilities under master netting arrangements and the remaining $7.5 million is classified as current risk management assets.

(3)	This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. In addition, as of September 30, 2010 we had $24.9 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $12.6 million was used to offset current risk management liabilities under master netting arrangements and the remaining $12.3 million is classified as current risk management assets.

Other Fair Value Measures

Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations. The following table presents the carrying value and fair value of our debt as of March 31, 2011:

March 31,
2011
(In thousands)

Carrying Amount	$2,162,630
Fair Value	$2,370,532

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt

Long-term debt

Long-term debt at March 31, 2011 and September 30, 2010 consisted of the following:

	March 31,	September 30,
	2011	2010
	(In thousands)

Unsecured 7.375% Senior Notes, due May 2011	$350,000	$350,000
Unsecured 10% Notes, due December 2011	2,303	2,303
Unsecured 5.125% Senior Notes, due 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	500,000
Unsecured 6.35% Senior Notes, due 2017	250,000	250,000
Unsecured 8.50% Senior Notes, due 2019	450,000	450,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Medium term notes
Series A, 1995-2, 6.27%, due December 2010	—	10,000
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Rental property term note due in installments through 2013	327	393

Total long-term debt	2,162,630	2,172,696
Less:
Original issue discount on unsecured senior notes and debentures	(2,873)	(3,014)
Current maturities	(352,434)	(360,131)

	$1,807,323	$1,809,551

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

As of March 31, 2011, we financed our short-term borrowing requirements through a combination of a $566.7 million commercial paper program and four committed revolving credit facilities with third-party lenders that provided approximately $1.0 billion of working capital funding. On April 13, 2011, our $200 million 180-day unsecured credit facility expired and was not replaced. On May 2, 2011, we replaced our $566.7 million unsecured credit facility with a new five-year $750 million unsecured credit facility with an accordion feature that could increase our borrowing capacity to $1.0 billion. As a result of these changes, we have $975 million of working capital funding from our commercial paper program and three committed revolving credit facilities with third-party lenders.

At March 31, 2011, there were no short-term debt borrowings outstanding. At September 30, 2010, there was a total of $126.1 million outstanding under our commercial paper program. We also use intercompany

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facilities to supplement the funding provided by these third-party committed credit facilities. These facilities are described in greater detail below.

Regulated Operations

Through March 31, 2011 we funded our regulated operations as needed, primarily through our commercial paper program and three committed revolving credit facilities with third-party lenders that provided approximately $800 million of working capital funding. The first facility was a five-year $566.7 million unsecured facility that was replaced on May 2, 2011 with a new five-year $750 million unsecured credit facility. The former facility bore interest at a base rate or at a LIBOR- based rate for the applicable interest period, plus a spread ranging from 0.30 percent to 0.75 percent, based on the Company’s credit ratings. At March 31, 2011, there were no borrowings under this facility nor was there any commercial paper outstanding. The new credit facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from zero percent to 2 percent, based on the Company’s credit ratings. This new credit facility also serves as a backup liquidity facility for our commercial paper program.

The second facility was a $200 million unsecured 180-day facility that expired in April 2011 and was not replaced. The facility bore interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from 1.50 percent to 2.75 percent, based on the Company’s credit ratings. At March 31, 2011, there were no borrowings outstanding under this facility.

The third facility is a $25 million unsecured facility that bears interest at a daily negotiated rate, generally based on the Federal Funds rate plus a variable margin. This facility was renewed effective April 1, 2011. At March 31, 2011, there were no borrowings outstanding under this facility.

The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At March 31, 2011, our total-debt-to-total-capitalization ratio, as defined, was 50 percent. In addition, both the interest margin over the Eurodollar rate and the fees that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.

In addition to these third-party facilities, our regulated operations have a $350 million intercompany revolving credit facility with AEH. This facility bears interest at the lower of (i) the one-month LIBOR rate plus 0.45 percent or (ii) the marginal borrowing rate available to the Company on the date of borrowing. The marginal borrowing rate is defined as the lower of (i) a rate based upon the lower of the Prime Rate or the Eurodollar rate under the five year revolving credit facility, (ii) a rate based upon the lower of the Prime Rate or the Eurodollar rate under the 180-day revolving credit facility or (iii) the lowest rate outstanding under the commercial paper program. Applicable state regulatory commissions have approved our use of this facility through December 31, 2011. There was $163.9 million outstanding under this facility at March 31, 2011.

Nonregulated Operations

Atmos Energy Marketing, LLC (AEM), a wholly-owned subsidiary of AEH has a three-year $200 million committed revolving credit facility with a syndicate of third-party lenders with an accordion feature that could increase AEM’s borrowing capacity to $500 million. The credit facility is primarily used to issue letters of credit and, on a less frequent basis, to borrow funds for gas purchases and other working capital needs.

At AEM’s option, borrowings made under the credit facility are based on a base rate or an offshore rate, in each case plus an applicable margin. The base rate is a floating rate equal to the higher of: (a) 0.50 percent per annum above the latest Federal Funds rate; (b) the per annum rate of interest established by BNP Paribas

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At March 31, 2011, there were no borrowings outstanding under this credit facility. However, at March 31, 2011, AEM letters of credit totaling $35.6 million had been issued under the facility, which reduced the amount available by a corresponding amount. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility was $114.4 million at March 31, 2011.

AEM is required by the financial covenants in this facility to maintain a ratio of total liabilities to tangible net worth that does not exceed a maximum of 5 to 1. At March 31, 2011, AEM’s ratio of total liabilities to tangible net worth, as defined, was 1.4 to 1. Additionally, AEM must maintain minimum levels of net working capital and net worth ranging from $20 million to $40 million. As defined in the financial covenants, at March 31, 2011, AEM’s net working capital was $137.9 million and its tangible net worth was $150.6 million.

To supplement borrowings under this facility, AEH has a $350 million intercompany demand credit facility with AEC, which bears interest at a rate equal to the greater of (i) the one-month LIBOR rate plus 3.00 percent or (ii) the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent. Applicable state regulatory commissions have approved our use of this facility through December 31, 2011. There were no borrowings outstanding under this facility at March 31, 2011.

Shelf Registration

We have an effective shelf registration statement with the Securities and Exchange Commission (SEC) that permits us to issue a total of $1.3 billion in common stock and/or debt securities. The shelf registration statement has been approved by all requisite state regulatory commissions. Due to certain restrictions imposed by one state regulatory commission on our ability to issue securities under the new registration statement, we will be able to issue a total of $950 million in debt securities and $350 million in equity securities. At March 31, 2011, no securities have been issued under the shelf registration statement.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We were in compliance with all of our debt covenants as of March 31, 2011. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

6.	Earnings Per Share

Since we have non-vested share-based payments with a nonforfeitable right to dividends or dividend equivalents (referred to as participating securities) we are required to use the two-class method of computing earnings per share. The Company’s non-vested restricted stock and restricted stock units, for which vesting is predicated solely on the passage of time granted under the 1998 Long-Term Incentive Plan, are considered to be participating securities. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic and diluted earnings per share for the three and six months ended March 31, 2011 and 2010 are calculated as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Basic Earnings Per Share
Net income	$132,209	$114,126	$206,206	$207,456
Less: Income allocated to participating securities	1,384	1,142	2,162	2,088

Net income available to common shareholders	$130,825	$112,984	$204,044	$205,368

Basic weighted average shares outstanding	90,246	92,518	90,157	92,336

Net income per share — Basic	$1.45	$1.22	$2.26	$2.22

Diluted Earnings Per Share
Net income available to common shareholders	$130,825	$112,984	$204,044	$205,368
Effect of dilutive stock options and other shares	3	3	5	5

Net income available to common shareholders	$130,828	$112,987	$204,049	$205,373

Basic weighted average shares outstanding	90,246	92,518	90,157	92,336
Additional dilutive stock options and other shares	287	335	298	345

Diluted weighted average shares outstanding	90,533	92,853	90,455	92,681

Net income per share — Diluted	$1.45	$1.22	$2.26	$2.22

There were no out-of-the-money stock options excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2010 and 2011 as their exercise price was less than the average market price of the common stock during that period.

On, July 1, 2010, we entered into an accelerated share repurchase agreement with Goldman Sachs & Co. under which we repurchased $100 million of our outstanding common stock in order to offset stock grants made under our various employee and director incentive compensation plans.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We paid $100 million to Goldman Sachs & Co. on July 7, 2010 for shares of Atmos Energy common stock in a share forward transaction and received and retired 2,958,580 shares. On March 4, 2011, we received and retired an additional 375,468 common shares which concluded our share repurchase agreement. In total, we received and retired 3,334,048 common shares under the repurchase agreement. The final number of shares we ultimately repurchased in the transaction was based generally on the average of the daily volume-weighted average share price of our common stock over the duration of the agreement. As a result of this transaction, beginning in our fourth fiscal quarter of 2010, the number of outstanding shares used to calculate our earnings per share was reduced by the number of shares received and the $100 million purchase price was recorded as a reduction in shareholders’ equity.

7.	Interim Pension and Other Postretirement Benefit Plan Information

The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and six months ended March 31, 2011 and 2010 are presented in the following table. Most of these costs are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our gas distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

In August 2010, the Board of Directors of Atmos Energy approved a proposal to close the Pension Account Plan (PAP) to new participants, effective October 1, 2010. Employees participating in the PAP as of October 1, 2010 were allowed to make a one-time election to migrate from the PAP into our defined contribution plan with enhanced features, effective January 1, 2011. Participants who chose to remain in the PAP will continue to earn benefits and interest allocations with no changes to their existing benefits. During the election period, a limited number of participants chose to join the new plan, which resulted in an immaterial curtailment gain and a revaluation of the net periodic pension cost for the remainder of fiscal 2011. The curtailment gain was recorded in our second fiscal quarter. The revaluation of the net periodic pension cost resulted in an increase in the discount rate, effective January 1, 2011 to 5.68 percent, which will reduce our net periodic pension cost by approximately $1.8 million for the remainder of the fiscal year. All other actuarial assumptions remained the same.

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(In thousands)

Components of net periodic pension cost:
Service cost	$4,257	$3,994	$3,601	$3,359
Interest cost	7,055	6,523	3,203	3,017
Expected return on assets	(6,285)	(6,320)	(682)	(615)
Amortization of transition asset	—	—	378	378
Amortization of prior service cost	(105)	(194)	(363)	(375)
Amortization of actuarial loss	2,748	2,823	86	94
Curtailment gain	(40)	—	—	—

Net periodic pension cost	$7,630	$6,826	$6,223	$5,858

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(In thousands)

Components of net periodic pension cost:
Service cost	$8,637	$7,987	$7,202	$6,719
Interest cost	13,979	13,047	6,406	6,035
Expected return on assets	(12,248)	(12,640)	(1,364)	(1,230)
Amortization of transition asset	—	—	756	756
Amortization of prior service cost	(217)	(387)	(725)	(750)
Amortization of actuarial loss	6,242	5,645	173	187
Curtailment gain	(40)	—	—	—

Net periodic pension cost	$16,353	$13,652	$12,448	$11,717

The assumptions used to develop our net periodic pension cost for the three and six months ended March 31, 2011 and 2010 are as follows:

	Pension		Other
	Account Plan		Pension Benefits		Other Benefits
	2011	2010	2011	2010	2011	2010

Discount rate	5.68%	5.52%	5.39%	5.52%	5.39%	5.52%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.25%	8.25%	8.25%	8.25%	5.00%	5.00%

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

We contributed $5.6 million to our other post-retirement benefit plans during the six months ended March 31, 2011. We expect to contribute a total of approximately $11 million to these plans during fiscal 2011.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets for the supplemental plans are held in separate rabbi trusts and comprise the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value
	(In thousands)

As of March 31, 2011:
Domestic equity mutual funds	$29,118	$7,744	$—	$36,862
Foreign equity mutual funds	4,515	1,448	—	5,963
Money market funds	628	—	—	628

	$34,261	$9,192	$—	$43,453

As of September 30, 2010:
Domestic equity mutual funds	$29,540	$5,698	$—	$35,238
Foreign equity mutual funds	4,753	976	—	5,729
Money market funds	499	—	—	499

	$34,792	$6,674	$—	$41,466

8.	Commitments and Contingencies

Litigation and Environmental Matters

With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 12 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, except as noted below, there were no material changes in the status of such litigation and environmental-related matters or claims during the six months ended March 31, 2011. We continue to believe that the final outcome of such litigation and environmental-related matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

A hearing was held on February 28, 2011 to hear a number of motions, including a motion to dismiss the jury verdict and a motion for a new trial. The motions to dismiss the jury verdict and for a new trial were denied. However, the total punitive damages award was reduced from $27.5 million to $24.7 million. On

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 30, 2011, we filed a notice of appeal of this ruling. We strongly believe that the trial court erred in not granting our motion to dismiss the lawsuit prior to trial and that the verdict is unsupported by law. After consultation with counsel, we believe that it is probable that any judgment based on this verdict would be overturned on appeal.

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

Purchase Commitments

AEH has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At March 31, 2011, AEH was committed to purchase 92.8 Bcf within one year, 37.6 Bcf within one to three years and 4.5 Bcf after three years under indexed contracts. AEH is committed to purchase 1.6 Bcf within one year and 0.4 Bcf within one to three years under fixed price contracts with prices ranging from $4.02 to $6.36 per Mcf. Purchases under these contracts totaled $438.9 million and $538.6 million for the three months ended March 31, 2011 and 2010 and $773.1 million and $892.7 million for the six months ended March 31, 2011 and 2010.

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

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. The estimated commitments under these contracts as of March 31, 2011 are as follows (in thousands):

2011	$67,814
2012	94,485
2013	5,294
2014	1,863
2015	—
Thereafter	—

$169,456

Our nonregulated segment maintains long-term contracts related to storage and transportation. The estimated contractual demand fees for contracted storage and transportation under these contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. There were no material changes to the estimated storage and transportation fees for the six months ended March 31, 2011.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Regulatory Matters

As previously described in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, in December 2007, the Company received data requests from the Division of Investigations of the Office of Enforcement of the Federal Energy Regulatory Commission (the “Commission”) in connection with its investigation into possible violations of the Commission’s posting and competitive bidding regulations for pre-arranged released firm capacity on natural gas pipelines. There have been no material developments in this matter during the six months ended March 31, 2011. We have accrued what we believe is an adequate amount for the anticipated resolution of this proceeding. While the ultimate resolution of this investigation cannot be predicted with certainty, we believe that the final outcome will not have a material adverse effect on our financial condition, results of operations or cash flows.

We have been replacing certain steel service lines in our Mid-Tex Division since our acquisition of the natural gas distribution system in 2004. Since early 2010, we have been discussing the financial and operational details of an accelerated steel service line replacement program with representatives of 440 municipalities served by our Mid-Tex Division. As previously discussed in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, all of the cities our Mid-Tex Division serves have agreed to a program of installing 100,000 replacements during the next two years, with approved recovery of the associated return, depreciation and taxes. Under the terms of the agreement, the accelerated replacement program commenced in the first quarter of fiscal 2011, replacing 14,939 lines for a cost of $21.7 million as of March 31, 2011. The program is progressing on schedule for completion in September 2012.

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

As of March 31, 2011, rate cases were in progress in our Atmos Pipeline — Texas service area and an annual rate filing mechanism was in progress in our Mississippi service area. In addition, there were other ratemaking activities in progress in our Mid-Tex, West Texas, Georgia and Louisiana service areas. These regulatory proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments and Regulated Transmission and Storage Segment.

Other Matters

As we previously discussed in Note 9 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, in February 2008, Atmos Pipeline and Storage, LLC, a subsidiary of AEH, announced plans to construct and operate a salt-cavern storage project in Franklin Parish, Louisiana. In March 2010, we entered into an option and acquisition agreement with a third party, which provided the third party with the exclusive option to develop the proposed Fort Necessity salt-dome natural gas storage project. In July 2010, we agreed with the third party to extend the option period to March 2011. In January 2011, the third party developer notified us that it did not plan to commence the activities required to allow it to exercise the option by March 2011, accordingly, the option was terminated. We have evaluated our strategic alternatives and concluded the project’s returns do not meet our investment objectives. Accordingly, in March 2011, we recorded a $19.3 million pretax noncash impairment loss to write off substantially all of our investment in the project.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Concentration of Credit Risk

Information regarding our concentration of credit risk is disclosed in Note 14 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. During the six months ended March 31, 2011, there were no material changes in our concentration of credit risk.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income statements for the three and six month periods ended March 31, 2011 and 2010 by segment are presented in the following tables to reflect our business structure as of March 31, 2011. Prior-year amounts have been restated accordingly.

	Three Months Ended March 31, 2011
	Natural	Regulated
	Gas	Transmission
	Distribution	and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$1,112,968	$21,597	$482,722	$—	$1,617,287
Intersegment revenues	236	33,379	100,809	(134,424)	—

	1,113,204	54,976	583,531	(134,424)	1,617,287
Purchased gas cost	723,046	—	563,473	(134,054)	1,152,465

Gross profit	390,158	54,976	20,058	(370)	464,822
Operating expenses
Operation and maintenance	94,483	15,231	7,035	(370)	116,379
Depreciation and amortization	50,224	5,798	1,114	—	57,136
Taxes, other than income	50,633	4,113	(643)	—	54,103
Asset impairment	—	—	19,282	—	19,282

Total operating expenses	195,340	25,142	26,788	(370)	246,900

Operating income (loss)	194,818	29,834	(6,730)	—	217,922
Miscellaneous income (expense)	20,141	5,861	306	(121)	26,187
Interest charges	29,622	8,085	306	(121)	37,892

Income (loss) before income taxes	185,337	27,610	(6,730)	—	206,217
Income tax expense (benefit)	66,727	9,871	(2,590)	—	74,008

Net income (loss)	$118,610	$17,739	$(4,140)	$—	$132,209

Capital expenditures	$109,762	$11,818	$1,921	$—	$123,501

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2010
	Natural	Regulated
	Gas	Transmission
	Distribution	and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$1,365,736	$21,643	$552,887	$—	$1,940,266
Intersegment revenues	252	33,538	124,145	(157,935)	—

	1,365,988	55,181	677,032	(157,935)	1,940,266
Purchased gas cost	980,603	—	662,871	(157,529)	1,485,945

Gross profit	385,385	55,181	14,161	(406)	454,321
Operating expenses
Operation and maintenance	87,542	20,248	9,704	(406)	117,088
Depreciation and amortization	46,748	5,282	1,050	—	53,080
Taxes, other than income	55,531	2,949	1,133	—	59,613

Total operating expenses	189,821	28,479	11,887	(406)	229,781

Operating income	195,564	26,702	2,274	—	224,540
Miscellaneous income (expense)	776	(20)	637	(1,344)	49
Interest charges	29,256	7,954	3,716	(1,344)	39,582

Income (loss) before income taxes	167,084	18,728	(805)	—	185,007
Income tax expense (benefit)	64,353	6,658	(130)	—	70,881

Net income (loss)	$102,731	$12,070	$(675)	$—	$114,126

Capital expenditures	$95,765	$20,063	$1,362	$—	$117,190

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2011
	Natural	Regulated
	Gas	Transmission
	Distribution	and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$1,839,962	$42,830	$891,490	$—	$2,774,282
Intersegment revenues	437	61,153	167,681	(229,271)	—

	1,840,399	103,983	1,059,171	(229,271)	2,774,282
Purchased gas cost	1,150,469	—	1,013,935	(228,504)	1,935,900

Gross profit	689,930	103,983	45,236	(767)	838,382
Operating expenses
Operation and maintenance	185,816	30,805	17,119	(767)	232,973
Depreciation and amortization	99,502	11,597	2,198	—	113,297
Taxes, other than income	85,609	7,666	1,524	—	94,799
Asset impairment	—	—	19,282	—	19,282

Total operating expenses	370,927	50,068	40,123	(767)	460,351

Operating income	319,003	53,915	5,113	—	378,031
Miscellaneous income	19,432	5,579	596	(157)	25,450
Interest charges	59,341	16,149	1,476	(157)	76,809

Income before income taxes	279,094	43,345	4,233	—	326,672
Income tax expense	103,166	15,504	1,796	—	120,466

Net income	$175,928	$27,841	$2,437	$—	$206,206

Capital expenditures	$219,261	$24,557	$2,845	$—	$246,663

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2010
	Natural	Regulated
	Gas	Transmission
	Distribution	and Storage	Nonregulated	Eliminations	Consolidated
			(In thousands)

Operating revenues from external parties	$2,168,422	$41,485	$1,023,211	$—	$3,233,118
Intersegment revenues	460	60,556	201,837	(262,853)	—

	2,168,882	102,041	1,225,048	(262,853)	3,233,118
Purchased gas cost	1,488,870	—	1,141,112	(262,034)	2,367,948

Gross profit	680,012	102,041	83,936	(819)	865,170
Operating expenses
Operation and maintenance	183,575	37,827	20,367	(819)	240,950
Depreciation and amortization	94,605	10,224	2,090	—	106,919
Taxes, other than income	93,521	6,216	2,428	—	102,165

Total operating expenses	371,701	54,267	24,885	(819)	450,034

Operating income	308,311	47,774	59,051	—	415,136
Miscellaneous income (expense)	1,433	23	1,013	(2,689)	(220)
Interest charges	58,934	15,922	6,123	(2,689)	78,290

Income before income taxes	250,810	31,875	53,941	—	336,626
Income tax expense	96,631	11,351	21,188	—	129,170

Net income	$154,179	$20,524	$32,753	$—	$207,456

Capital expenditures	$196,227	$33,822	$2,580	$—	$232,629

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at March 31, 2011 and September 30, 2010 by segment is presented to reflect our business structure as of March 31, 2011 in the following tables. Prior-year amounts have been restated accordingly.

	March 31, 2011
	Natural	Regulated
	Gas	Transmission
	Distribution	and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)

ASSETS
Property, plant and equipment, net	$4,087,399	$760,221	$67,030	$—	$4,914,650
Investment in subsidiaries	665,515	—	(2,096)	(663,419)	—
Current assets
Cash and cash equivalents	41,436	—	111,810	—	153,246
Assets from risk management activities	33,923	—	10,692	—	44,615
Other current assets	519,521	11,810	432,606	(177,710)	786,227
Intercompany receivables	505,915	—	—	(505,915)	—

Total current assets	1,100,795	11,810	555,108	(683,625)	984,088
Intangible assets	—	—	520	—	520
Goodwill	572,262	132,341	34,711	—	739,314
Noncurrent assets from risk management activities	—	—	462	—	462
Deferred charges and other assets	330,253	11,487	15,050	—	356,790

	$6,756,224	$915,859	$670,785	$(1,347,044)	$6,995,824

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,373,979	$240,528	$424,987	$(665,515)	$2,373,979
Long-term debt	1,807,127	—	196	—	1,807,323

Total capitalization	4,181,106	240,528	425,183	(665,515)	4,181,302
Current liabilities
Current maturities of long-term debt	352,303	—	131	—	352,434
Short-term debt	163,900	—	—	(163,900)	—
Liabilities from risk management activities	3,390	—	2,760	—	6,150
Other current liabilities	494,037	5,340	231,737	(11,714)	719,400
Intercompany payables	—	505,019	896	(505,915)	—

Total current liabilities	1,013,630	510,359	235,524	(681,529)	1,077,984
Deferred income taxes	779,026	159,764	5,815	—	944,605
Noncurrent liabilities from risk management activities	—	—	4,283	—	4,283
Regulatory cost of removal obligation	364,709	—	—	—	364,709
Deferred credits and other liabilities	417,753	5,208	(20)	—	422,941

	$6,756,224	$915,859	$670,785	$(1,347,044)	$6,995,824

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2010
	Natural	Regulated
	Gas	Transmission
	Distribution	and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)

ASSETS
Property, plant and equipment, net	$3,959,112	$748,947	$85,016	$—	$4,793,075
Investment in subsidiaries	620,863	—	(2,096)	(618,767)	—
Current assets
Cash and cash equivalents	31,952	—	100,000	—	131,952
Assets from risk management activities	2,219	—	18,356	—	20,575
Other current assets	528,655	19,504	325,348	(150,842)	722,665
Intercompany receivables	546,313	—	—	(546,313)	—

Total current assets	1,109,139	19,504	443,704	(697,155)	875,192
Intangible assets	—	—	834	—	834
Goodwill	572,262	132,341	34,711	—	739,314
Noncurrent assets from risk management activities	47	—	890	—	937
Deferred charges and other assets	324,707	13,037	16,695	—	354,439

	$6,586,130	$913,829	$579,754	$(1,315,922)	$6,763,791

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,178,348	$212,687	$408,176	$(620,863)	$2,178,348
Long-term debt	1,809,289	—	262	—	1,809,551

Total capitalization	3,987,637	212,687	408,438	(620,863)	3,987,899
Current liabilities
Current maturities of long-term debt	360,000	—	131	—	360,131
Short-term debt	258,488	—	—	(132,388)	126,100
Liabilities from risk management activities	48,942	—	731	—	49,673
Other current liabilities	473,076	10,949	162,508	(16,358)	630,175
Intercompany payables	—	543,007	3,306	(546,313)	—

Total current liabilities	1,140,506	553,956	166,676	(695,059)	1,166,079
Deferred income taxes	691,126	142,337	(4,335)	—	829,128
Noncurrent liabilities from risk management activities	2,924	—	6,000	—	8,924
Regulatory cost of removal obligation	350,521	—	—	—	350,521
Deferred credits and other liabilities	413,416	4,849	2,975	—	421,240

	$6,586,130	$913,829	$579,754	$(1,315,922)	$6,763,791

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Atmos Energy Corporation

We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation as of March 31, 2011, the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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
May 5, 2011

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

Our critical accounting policies are reviewed quarterly by the Audit Committee. There were no significant changes to these critical accounting policies during the six months ended March 31, 2011.

RESULTS OF OPERATIONS

We reported net income of $132.2 million, or $1.45 per diluted share for the three months ended March 31, 2011 compared with net income of $114.1 million, or $1.22 per diluted share in the prior-year quarter. Unrealized losses reduced net income by $2.1 million, or $0.02 per diluted share for the three months ended March 31, 2011, compared with net unrealized losses of $25.5 million, or $0.27 per diluted share for the prior-year quarter. In addition, net income for the second quarter includes the impact of several one-time items totaling $11.1 million, or $0.12 per diluted share related to the following pre-tax amounts:

•	$27.8 million favorable impact related to the cash gain recorded in association with the unwinding of two Treasury locks in conjunction with the cancellation of a planned debt offering in November 2011.

•	$19.3 million unfavorable impact related to the non-cash impairment of assets in the Ft. Necessity storage project.

•	$5.0 million favorable impact related to the administrative settlement of various income tax positions.

Excluding the impact of unrealized margins and one-time items, diluted earnings per share decreased from $1.44 in the prior-year quarter to $1.35 in the current-year quarter, primarily due to decreased asset optimization margins in our nonregulated segment and a decline of 11 percent in consolidated throughput in our natural gas distribution segment.

We reported net income of $206.2 million, or $2.26 per diluted share for the six months ended March 31, 2011 compared with net income of $207.5 million, or $2.22 per diluted share in the prior-year period. Unrealized losses reduced net income by $1.7 million, or $0.02 per diluted share for the six months ended March 31, 2011. Regulated operations contributed 99 percent of our net income during this period with our nonregulated operations contributing the remaining 1 percent. The primary driver in the year-over-year decrease in net income was decreased asset optimization margins in our nonregulated segment and a decline of 11 percent in consolidated throughput in our natural gas distribution segment.

On March 4, 2011, we received and retired 375,468 common shares from Goldman Sachs & Co under our accelerated share repurchase agreement that commenced in the fourth quarter of fiscal 2010. The receipt and retirement of these additional shares concluded our share repurchase agreement under which we paid a total of $100 million and received and retired an aggregate of 3,334,048 common shares. As a result of this transaction, our weighted-average shares outstanding used to calculate our earnings per share were reduced by the number of shares repurchased as they were delivered to us.

During the six months ended March 31, 2011, we executed on our strategy to streamline our credit facilities. In October 2010, we replaced our $200 million 364-day revolving credit agreement prior to its expiration with a $200 million 180-day revolving credit agreement, which expired in April 2011. As planned, we did not replace or extend this agreement. Additionally, in December 2010, we replaced Atmos Energy Marketing’s (AEM) $450 million 364-day revolving credit facility with a $200 million three-year facility with an accordion feature that could increase AEM’s borrowing capacity to $500 million. Finally, on May 2, 2011, we replaced our five-year $566.7 million unsecured credit facility, due to expire in December 2011, with a five-year $750 million unsecured credit facility that contains an accordion feature that could increase our borrowing capacity to $1.0 billion. After giving effect to these changes, we now have $975 million of liquidity available to us from our commercial paper program and three committed credit facilities and have reduced our financing costs. We believe this availability provides sufficient liquidity to fund our working capital needs.

The following table presents our consolidated financial highlights for the three and six months ended March 31, 2011 and 2010:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2011	2010	2011	2010
	(In thousands, except per share data)

Operating revenues	$1,617,287	$1,940,266	$2,774,282	$3,233,118
Gross profit	464,822	454,321	838,382	865,170
Operating expenses	246,900	229,781	460,351	450,034
Operating income	217,922	224,540	378,031	415,136
Miscellaneous income (expense)	26,187	49	25,450	(220)
Interest charges	37,892	39,582	76,809	78,290
Income before income taxes	206,217	185,007	326,672	336,626
Income tax expense	74,008	70,881	120,466	129,170
Net income	$132,209	$114,126	$206,206	$207,456
Diluted net income per share	$1.45	$1.22	$2.26	$2.22

Our consolidated net income during the three and six months ended March 31, 2011 and 2010 was earned in each of our business segments as follows:

	Three Months Ended March 31
	2011	2010	Change
	(In thousands)

Natural gas distribution segment	$118,610	$102,731	$15,879
Regulated transmission and storage segment	17,739	12,070	5,669
Nonregulated segment	(4,140)	(675)	(3,465)

Net income	$132,209	$114,126	$18,083

	Six Months Ended March 31
	2011	2010	Change
	(In thousands)

Natural gas distribution segment	$175,928	$154,179	$21,749
Regulated transmission and storage segment	27,841	20,524	7,317
Nonregulated segment	2,437	32,753	(30,316)

Net income	$206,206	$207,456	$(1,250)

The following tables segregate our consolidated net income and diluted earnings per share between our regulated and nonregulated operations:

	Three Months Ended March 31
	2011	2010	Change
	(In thousands, except per share data)

Regulated operations	$136,349	$114,801	$21,548
Nonregulated operations	(4,140)	(675)	(3,465)

Consolidated net income	$132,209	$114,126	$18,083

Diluted EPS from regulated operations	$1.49	$1.23	$0.26
Diluted EPS from nonregulated operations	(0.04)	(0.01)	(0.03)

Consolidated diluted EPS	$1.45	$1.22	$0.23

	Six Months Ended March 31
	2011	2010	Change
	(In thousands, except per share data)

Regulated operations	$203,769	$174,703	$29,066
Nonregulated operations	2,437	32,753	(30,316)

Consolidated net income	$206,206	$207,456	$(1,250)

Diluted EPS from regulated operations	$2.23	$1.87	$0.36
Diluted EPS from nonregulated operations	0.03	0.35	(0.32)

Consolidated diluted EPS	$2.26	$2.22	$0.04

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

Three Months Ended March 31, 2011 compared with Three Months Ended March 31, 2010

Financial and operational highlights for our natural gas distribution segment for the three months ended March 31, 2011 and 2010 are presented below.

	Three Months Ended March 31
	2011	2010	Change
	(In thousands, unless otherwise noted)

Gross profit	$390,158	$385,385	$4,773
Operating expenses	195,340	189,821	5,519

Operating income	194,818	195,564	(746)
Miscellaneous income	20,141	776	19,365
Interest charges	29,622	29,256	366

Income before income taxes	185,337	167,084	18,253
Income tax expense	66,727	64,353	2,374

Net income	$118,610	$102,731	$15,879

Consolidated natural gas distribution sales volumes — MMcf	136,838	158,530	(21,692)
Consolidated natural gas distribution transportation volumes — MMcf	39,463	39,294	169

Total consolidated natural gas distribution throughput — MMcf	176,301	197,824	(21,523)

Consolidated natural gas distribution average transportation revenue per Mcf	$0.47	$0.46	$0.01
Consolidated natural gas distribution average cost of gas per Mcf sold	$5.28	$6.19	$(0.91)

The following table shows our operating income by natural gas distribution division, in order of total rate base, for the three months ended March 31, 2011 and 2010. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended March 31
	2011	2010	Change
	(In thousands)

Mid-Tex	$82,476	$79,843	$2,633
Kentucky/Mid-States	35,177	31,000	4,177
Louisiana	23,235	22,831	404
West Texas	19,280	21,400	(2,120)
Colorado-Kansas	15,633	14,267	1,366
Mississippi	18,004	17,852	152
Other	1,013	8,371	(7,358)

Total	$194,818	$195,564	$(746)

The $4.8 million increase in natural gas distribution gross profit primarily reflects a $17.7 million net increase in rate adjustments, primarily in the Mid-Tex, Missouri, Louisiana, Kentucky, Kansas and Georgia service areas.

These increases in rate adjustments were partially offset by:

•	$7.9 million decrease due to an 11 percent decrease in consolidated throughput caused principally by lower residential and commercial consumption combined with warmer weather this fiscal year compared to the same period last year in most of our service areas.

•	$4.2 million decrease in revenue-related taxes, primarily due to lower revenues on which the tax is calculated.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income increased $5.5 million, primarily due to the following:

•	$7.4 million increase due to the absence of a state sales tax refund received in the prior year.

•	$3.5 million increase in depreciation and amortization expense.

These increases were partially offset by:

•	$4.9 million decrease in taxes, other than income, primarily due to lower revenue-related taxes.

Net income for this segment was also favorably impacted by a $21.8 million gain recognized in March 2011 as a result of unwinding two Treasury locks and a $5.0 million income tax benefit related to the administrative settlement of various income tax positions.

Six Months Ended March 31, 2011 compared with Six Months Ended March 31, 2010

Financial and operational highlights for our natural gas distribution segment for the six months ended March 31, 2011 and 2010 are presented below.

	Six Months Ended
	March 31
	2011	2010	Change
	(In thousands, unless otherwise noted)

Gross profit	$689,930	$680,012	$9,918
Operating expenses	370,927	371,701	(774)

Operating income	319,003	308,311	10,692
Miscellaneous income	19,432	1,433	17,999
Interest charges	59,341	58,934	407

Income before income taxes	279,094	250,810	28,284
Income tax expense	103,166	96,631	6,535

Net income	$175,928	$154,179	$21,749

Consolidated natural gas distribution sales volumes — MMcf	223,628	257,844	(34,216)
Consolidated natural gas distribution transportation volumes —
MMcf	73,217	74,501	(1,284)

Total consolidated natural gas distribution throughput —
MMcf	296,845	332,345	(35,500)

Consolidated natural gas distribution average transportation revenue per Mcf	$0.48	$0.46	$0.02
Consolidated natural gas distribution average cost of gas per Mcf sold	$5.14	$5.77	$(0.63)

The following table shows our operating income by natural gas distribution division, in order of total rate base, for the six months ended March 31, 2011 and 2010. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Six Months Ended
	March 31
	2011	2010	Change
	(In thousands)

Mid-Tex	$139,915	$130,224	$9,691
Kentucky/Mid-States	56,540	48,803	7,737
Louisiana	38,196	36,238	1,958
West Texas	28,800	33,157	(4,357)
Colorado-Kansas	23,645	22,873	772
Mississippi	28,219	27,654	565
Other	3,688	9,362	(5,674)

Total	$319,003	$308,311	$10,692

The $9.9 million increase in natural gas distribution gross profit primarily reflects a $31.8 million net increase in rate adjustments, primarily in the Mid-Tex, Louisiana, Missouri, Kentucky, Kansas and Georgia service areas.

These increases were partially offset by:

•	$13.2 million decrease due to an 11 percent decrease in consolidated throughput caused principally by lower residential and commercial consumption combined with warmer weather this fiscal year compared to the same period last year in most of our service areas.

•	$7.0 million decrease in revenue-related taxes, primarily due to lower revenues on which the tax is calculated.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income decreased $0.8 million, primarily due to the following:

•	$7.9 million decrease in taxes, other than income, due to lower revenue-related taxes.

•	$5.3 million decrease in employee-related expenses.

•	$1.4 million decrease in legal and other administrative costs.

These decreases were partially offset by:

•	$7.4 million increase due to the absence of a state sales tax refund received in the prior year.

•	$4.9 million increase in depreciation and amortization expense.

Net income also reflects the aforementioned Treasury lock gain and income tax benefit.

Recent Ratemaking Developments

Significant ratemaking developments that occurred during the six months ended March 31, 2011 are discussed below. The amounts described below represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling.

Annual net operating income increases totaling $25.2 million resulting from ratemaking activity became effective in the six months ended March 31, 2011 as summarized below:

Annual Increase to
Rate Action	Operating Income
(In thousands)

Annual rate filing mechanisms	$23,122
Other rate activity	2,075

$25,197

Additionally, the following ratemaking efforts were in progress during the second quarter of fiscal 2011 but had not been completed as of March 31, 2011.

			Operating
			Income
Division	Rate Action	Jurisdiction	Requested
			(In thousands)

Kentucky/Mid-States	PRP(1)	Georgia	$1,192
Louisiana	TransLA RSC(2)	Louisiana	431
	LGS RSC	Louisiana	4,600
Mid-Tex	GRIP(3)(4)	Dallas & RRC	3,519
	Rate Review Mechanism (RRM)	Settled Cities	7,687
Mississippi	Annual Rate Filing(5)	Mississippi	—
West Texas	Environs Rate Case	Amarillo	78
	RRM	Lubbock	2,136
	RRM	WT Cities	2,552
	GRIP(3)	RRC	342

			$22,537

(1)	The Pipeline Replacement Program (PRP) surcharge relates to a long-term cast iron replacement program.

(2)	The Louisiana Commission Staff recommended an increase of $0.4 million effective April 1, 2011, which the Commission accepted.

(3)	Gas Reliability Infrastructure Program (GRIP) is a rate adjustment that allows utilities to recover additional invested capital without filing a full rate case.

(4)	This GRIP filing is based on a Mid-Tex system-wide basis and made concurrently with the City of Dallas and the Texas Railroad Commission (RRC) for approval of their respective jurisdictional customers.

(5)	On April 5, 2011 the Mississippi Public Service Commission approved a Stipulation and Agreement for no increase in operating income.

Rate Filings

A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return to our shareholders and ensure that we continue to deliver reliable, reasonably priced natural gas service to our customers. There were no rate cases completed during the first two quarters of fiscal 2011.

GRIP Filings

GRIP allows us to include in our rate base annually approved capital costs incurred in the prior calendar year provided that we file a complete rate case at least once every five years. There were no GRIP filings completed during the first two quarters of fiscal 2011.

Annual Rate Filing Mechanisms

As an instrument to reduce regulatory lag, annual rate filing mechanisms allow us to refresh our rates on a periodic basis without filing a formal rate case. However, these filings still involve discovery by the appropriate regulatory authorities prior to the final determination of rates under these mechanisms. We currently have annual rate filing mechanisms in our Louisiana and Mississippi divisions and in significant portions of our Mid-Tex and West Texas divisions. These mechanisms are referred to as rate review mechanisms (RRM) in our Mid-Tex and West Texas divisions, stable rate filings in the Mississippi Division and a rate stabilization clause in the Louisiana Division. The following table summarizes filings made under our various annual rate filing mechanisms for the six months ended March 31, 2011.

			Additional
			Annual
		Test Year	Operating	Effective
Division	Jurisdiction	Ended	Income	Date
			(In thousands)

2011 Filings:
Mid-Tex	Settled Cities	12/31/2009	$23,122	10/1/2010

Total 2011 Filings			$23,122

Other Ratemaking Activity

The following table summarizes other ratemaking activity during the six months ended March 31, 2011:

			Additional
			Annual
			Operating	Effective
Division	Jurisdiction	Rate Activity	Income	Date
			(In thousands)

2011 Other Rate Activity:
Kentucky/Mid-States	Georgia	PRP Surcharge	$764	10/01/2010
Colorado-Kansas	Colorado	AMI(1)	349	12/01/2010
Colorado-Kansas	Kansas	Ad Valorem(2)	685	01/01/2011
Kentucky/Mid-States	Missouri	ISRS(3)	277	02/14/2011

Total 2011 Other Rate Activity			$2,075

(1)	Automated Meter Infrastructure (AMI) relates to a pilot program in the Weld County area of the Company’s service area.

(2)	The Ad Valorem filing relates to a collection of property taxes in excess of the amount included in the Company’s base rates.

(3)	Infrastructure System Replacement Surcharge (ISRS) relates to maintenance capital investments made since the previous rate case.

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

Three Months Ended March 31, 2011 compared with Three Months Ended March 31, 2010

Financial and operational highlights for our regulated transmission and storage segment for the three months ended March 31, 2011 and 2010 are presented below.

	Three Months Ended
	March 31
	2011	2010	Change
	(In thousands, unless otherwise noted)

Mid-Tex transportation	$33,096	$33,214	$(118)
Third-party transportation	16,811	16,335	476
Storage and park and lend services	2,219	2,673	(454)
Other	2,850	2,959	(109)

Gross profit	54,976	55,181	(205)
Operating expenses	25,142	28,479	(3,337)

Operating income	29,834	26,702	3,132
Miscellaneous income (expense)	5,861	(20)	5,881
Interest charges	8,085	7,954	131

Income before income taxes	27,610	18,728	8,882
Income tax expense	9,871	6,658	3,213

Net income	$17,739	$12,070	$5,669

Gross pipeline transportation volumes — MMcf	174,471	192,441	(17,970)

Consolidated pipeline transportation volumes — MMcf	93,493	98,418	(4,925)

The $0.2 million decrease in regulated transmission and storage gross profit was attributable primarily to a $2.7 million decrease due to a nine percent decrease in through-system volumes primarily associated with declines in basis differentials, electric generation demand and Barnett Shale activity and a $0.8 million quarter-over-quarter decrease from lower per-unit transportation margins, partially offset by a $3.1 million increase associated with our GRIP filings.

Operating expenses decreased $3.3 million primarily due to timing of pipeline maintenance activities and other operating expenses.

Miscellaneous income includes a $6.0 million gain recognized in March 2011 as a result of unwinding two Treasury locks.

On April 18, 2011, the RRC issued an order in the rate case of Atmos Pipeline — Texas that was originally filed in September 2010. The Commission approved an annual operating income increase of $20.4 million as well as the following major provisions that will go into effect with bills rendered on and after May 1, 2011:

•	Authorized return on equity of 11.8 percent.

•	A capital structure of 49.5 percent debt/50.5 percent equity

•	Approval of a rate base of $807.7 million, compared to the $417.1 million rate base from the prior rate case.

•	Approval of a straight fixed variable rate design, under which all fixed costs associated with transportation and storage services are recovered through monthly charges.

Six Months Ended March 31, 2011 compared with Six Months Ended March 31, 2010

Financial and operational highlights for our regulated transmission and storage segment for the six months ended March 31, 2011 and 2010 are presented below.

	Six Months Ended
	March 31
	2011	2010	Change
	(In thousands, unless otherwise noted)

Mid-Tex transportation	$60,631	$59,925	$706
Third-party transportation	33,323	31,577	1,746
Storage and park and lend services	4,389	5,278	(889)
Other	5,640	5,261	379

Gross profit	103,983	102,041	1,942
Operating expenses	50,068	54,267	(4,199)

Operating income	53,915	47,774	6,141
Miscellaneous income	5,579	23	5,556
Interest charges	16,149	15,922	227

Income before income taxes	43,345	31,875	11,470
Income tax expense	15,504	11,351	4,153

Net income	$27,841	$20,524	$7,317

Gross pipeline transportation volumes — MMcf	327,649	350,214	(22,565)

Consolidated pipeline transportation volumes — MMcf	193,334	194,356	(1,022)

The $1.9 million increase in regulated transmission and storage gross profit was attributable primarily to the following factors:

•	$6.2 million increase associated with our GRIP filings.

•	$2.4 million increase in fixed fee services.

These increases were partially offset by the following:

•	$3.7 million decrease due to a decline in throughput to our Mid-Tex Division and a reduction in production.

•	$2.3 million decrease resulting from lower per-unit transportation margins.

Operating expenses decreased $4.2 million primarily due to timing of pipeline maintenance activities and other expenses.

Miscellaneous income reflects the aforementioned treasury lock gain recognized in March 2011.

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

AEH’s storage and transportation margins arise from (i) utilizing its proprietary 21-mile pipeline located in New Orleans, Louisiana to aggregate gas supply for our regulated natural gas distribution division in Louisiana, its gas delivery activities and, on a more limited basis, for third parties and (ii) managing proprietary storage in Kentucky and Louisiana to supplement the natural gas needs of our natural gas distribution divisions during peak periods.

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

Three Months Ended March 31, 2011 compared with Three Months Ended March 31, 2010

Financial and operational highlights for our nonregulated segment for the three months ended March 31, 2011 and 2010 are presented below. Gross profit margin consists primarily of margins earned from the delivery of gas and related services requested by our customers, margins earned from storage and transportation services and margins earned from asset optimization activities, which are derived from the utilization of our proprietary and managed third-party storage and transportation assets to capture favorable arbitrage spreads through natural gas trading activities.

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

	Three Months Ended
	March 31
	2011	2010	Change
	(In thousands, unless otherwise noted)

Realized margins
Gas delivery and related services	$19,170	$17,126	$2,044
Storage and transportation services	3,522	3,093	429
Other	1,460	2,098	(638)

	24,152	22,317	1,835
Asset optimization(1)	(686)	31,385	(32,071)

Total realized margins	23,466	53,702	(30,236)
Unrealized margins	(3,408)	(39,541)	36,133

Gross profit	20,058	14,161	5,897
Operating expenses, excluding asset impairment	7,506	11,887	(4,381)
Asset impairment	19,282	—	19,282

Operating income (loss)	(6,730)	2,274	(9,004)
Miscellaneous income	306	637	(331)
Interest charges	306	3,716	(3,410)

Loss before income taxes	(6,730)	(805)	(5,925)
Income tax benefit	(2,590)	(130)	(2,460)

Net loss	$(4,140)	$(675)	$(3,465)

Gross nonregulated delivered gas sales volumes — MMcf	127,377	123,877	3,500

Consolidated nonregulated delivered gas sales volumes — MMcf	107,566	104,893	2,673

Net physical position (Bcf)	17.7	23.7	(6.0)

(1)	Net of storage fees of $3.6 million and $3.9 million.

Realized margins for gas delivery, storage and transportation services and other services were $24.2 million during the three months ended March 31, 2011 compared with $22.3 million, for the prior-year quarter. The increase primarily reflects an increased number of customers in the current-year quarter which resulted in a three percent increase in consolidated delivered gas sales volumes and a $2.0 million increase in margins from gas delivery and related services.

The $32.1 million decrease in realized asset optimization margins from the prior-year quarter reflects the impact of continued weak natural gas market fundamentals, which have reduced price volatility and compressed spot to forward spread values resulting in less favorable trading opportunities. As a result, during the current quarter, AEH captured smaller spread values from its asset optimization activities. This contrasts to the prior quarter, when AEH recognized higher spread values that it had captured from rolling positions through the first quarter of fiscal 2010.

Weak market fundamentals have also reduced the demand and fees paid for storage. During the quarter, AEH started to capitalize on falling storage demand fees by replacing expiring storage contracts with new contracts with lower storage demand fees and allowing non-strategic contracts to expire without renewing them. This should improve AEH’s ability to realize gains from its asset optimization activities in future periods.

The decrease in realized asset optimization margins was more than offset by a $36.1 million increase in unrealized margins that reflects the quarter-over-quarter timing of realized margins coupled with lower natural gas price volatility.

Operating expenses decreased $4.4 million primarily due to lower employee-related expenses.

An asset impairment charge of $19.3 million was recorded in March 2011 related to our investment in Fort Necessity. As we previously discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, in February 2008, Atmos Pipeline and Storage, LLC, a subsidiary of AEH, announced plans to construct and operate a salt-cavern storage project in Franklin Parish, Louisiana. In March 2010, we entered into an option and acquisition agreement with a third party, which provided the third party with the exclusive option to develop the proposed Fort Necessity salt-dome natural gas storage project. In July 2010, we agreed with the third party to extend the option period to March 2011. In January 2011, the third party developer notified us that it did not plan to commence the activities required to allow it to exercise the option by March 2011, accordingly, the option was terminated. We have evaluated our strategic alternatives and concluded the project’s returns do not meet our investment objectives. As such, we recorded a pretax noncash impairment to write off substantially all of our investment in the project during the second quarter of fiscal 2011.

Interest charges decreased $3.4 million primarily due to a decrease in intercompany borrowings.

Six Months Ended March 31, 2011 compared with Six Months Ended March 31, 2010

Financial and operational highlights for our nonregulated segment for the six months ended March 31, 2011 and 2010 are presented below.

	Six Months Ended
	March 31
	2011	2010	Change
	(In thousands, unless otherwise noted)

Realized margins
Gas delivery and related services	$35,211	$33,213	$1,998
Storage and transportation services	6,871	6,427	444
Other	2,779	2,562	217

	44,861	42,202	2,659
Asset optimization(1)	3,279	37,391	(34,112)

Total realized margins	48,140	79,593	(31,453)
Unrealized margins	(2,904)	4,343	(7,247)

Gross profit	45,236	83,936	(38,700)
Operating expenses, excluding asset impairment	20,841	24,885	(4,044)
Asset impairment	19,282	—	19,282

Operating income	5,113	59,051	(53,938)
Miscellaneous income	596	1,013	(417)
Interest charges	1,476	6,123	(4,647)

Income before income taxes	4,233	53,941	(49,708)
Income tax expense	1,796	21,188	(19,392)

Net income	$2,437	$32,753	$(30,316)

Gross nonregulated delivered gas sales volumes — MMcf	235,089	226,138	8,951

Consolidated nonregulated delivered gas sales volumes —
MMcf	202,104	192,122	9,982

Net physical position (Bcf)	17.7	23.7	(6.0)

(1)	Net of storage fees of $6.9 million and $6.7 million.

Realized margins for gas delivery, storage and transportation services and other services were $44.9 million, or 93 percent of total realized margins during the six months ended March 31, 2011 compared with $42.2 million, or 53 percent of total realized margins for the prior-year period. The increase primarily reflects a five percent increase in consolidated delivered gas sales volumes and a $2.0 million increase in margins from gas delivery and related services, attributable to an increased number of customers in the current year.

The $34.1 million decrease in realized asset optimization margins from the prior-year period primarily reflects greater intramonth trading gains realized in the prior-year period from more favorable trading opportunities in the daily cash market, combined with lower realized gains in the current-year period due to continued weak natural gas market fundamentals.

Unrealized margins decreased $7.2 million in the current period compared to the prior-year period. The decrease primarily reflects higher unrealized losses on certain basis swaps.

Operating expenses decreased $4.0 million primarily due to lower employee expenses.

Asset impairment includes the aforementioned pre-tax impairment charge related to the substantial write-off of the Fort Necessity project.

Interest charges decreased $4.6 million primarily due to a decrease in intercompany borrowings.

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

The following table presents AEH’s economic value and its potential gross profit (loss) at March 31, 2011 and 2010.

	March 31
	2011	2010
	(In millions, unless otherwise noted)

Economic value	$—	$0.8
Associated unrealized losses	9.1	9.5

Subtotal	9.1	10.3
Related fees(1)	(16.5)	(14.2)

Potential gross profit (loss)	$(7.4)	$(3.9)

Net physical position (Bcf)	17.7	23.7

(1)	Related fees represent the contractual costs to acquire the storage capacity utilized in our nonregulated segment’s asset optimization activities. The fees primarily consist of demand fees and contractual obligations to sell gas below market index prices in exchange for the right to manage and optimize third party storage assets for the positions we have entered into as of March 31, 2011 and 2010.

During the six months ended March 31, 2011, our nonregulated segment’s economic value increased from ($7.5) million, or ($0.48)/Mcf at September 30, 2010 to $0.0 million, or ($0.00)/Mcf. This compares unfavorably to economic value at March 31, 2010 of $0.8 million, or $0.03/Mcf.

For the six months ended March 31, 2011, the increase in our economic value reflected an increase in spread value resulting from realizing financial instruments with lower spread values, entering into financial hedges with higher average prices and rolling financial instruments to forward periods to capture incremental value. Additionally, as a result of falling natural gas prices, we injected a net 2.0 Bcf during the six months ended March 31, 2011, which reduced the weighted average cost of gas held in storage.

The economic value is based upon planned storage injection and withdrawal schedules and its realization is contingent upon the execution of this plan, weather and other execution factors. Since AEH actively manages and optimizes its portfolio to attempt to enhance the future profitability of its storage position, it may change its scheduled storage injection and withdrawal plans from one time period to another based on market conditions. Therefore, we cannot ensure that the economic value or the potential gross profit calculated as of March 31, 2011 will be fully realized in the future nor can we predict in what time periods such realization may occur. Further, if we experience operational or other issues which limit our ability to optimally manage our stored gas positions, our earnings could be adversely impacted.

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

We regularly evaluate our funding strategy and profile to ensure that we have sufficient liquidity for our short-term and long-term needs in a cost-effective manner. We also evaluate the levels of committed borrowing capacity that we require. During fiscal 2011, we have been executing our strategy of consolidating our short-term facilities used for our regulated operations into a single line of credit. In October 2010, we replaced our $200 million 364-day revolving credit agreement with a $200 million 180-day revolving credit agreement that expired in April 2011. As planned, we did not replace or extend this agreement. On May 2, 2011, we replaced our five-year $566.7 million unsecured credit facility, due to expire in December 2011, with a five-year $750 million unsecured credit facility with an accordion feature that could increase our borrowing capacity to $1.0 billion. In our nonregulated segment, we replaced AEM’s $450 million 364-day facility with a $200 million, three-year facility in December 2010. As a result of these changes, we now have $975 million of availability from our commercial paper program and three committed revolving credit facilities with third parties.

Our $350 million unsecured 7.375% Senior Notes will mature in May 2011. We intend to refinance this debt on a long-term basis through the issuance of $300 million 30-year unsecured senior notes in June 2011. On September 30, 2010, we entered into three Treasury lock agreements to fix the Treasury yield component of the interest cost of financing the anticipated issuances of senior notes. We designated these Treasury lock agreements as cash flow hedges of an anticipated transaction. Any realized gain or loss incurred when these agreements are settled will be recognized as a component of interest expense over the life of the related long-term debt.

Additionally, we had planned to issue $250 million of 30-year unsecured notes in November 2011 to fund our capital expenditure program. In September 2010, we entered into two Treasury lock agreements to fix the Treasury yield component of the interest cost associated with the anticipated issuance of these senior notes, which were designated as cash flow hedges of an anticipated transaction. Due to stronger than anticipated cash flows primarily resulting from the extension of the Bush tax cuts that allow the continued use of bonus depreciation on qualifying expenditures through December 31, 2011, the need to issue $250 million of debt in November has been eliminated and the related Treasury lock agreements have been unwound. A pretax cash gain of approximately $28 million was recorded in March 2011.

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

Cash flows from operating, investing and financing activities for the six months ended March 31, 2011 and 2010 are presented below.

	Six Months Ended March 31
	2011	2010	Change
	(In thousands)

Total cash provided by (used in)
Operating activities	$438,471	$483,458	$(44,987)
Investing activities	(248,198)	(233,575)	(14,623)
Financing activities	(168,979)	(129,933)	(39,046)

Change in cash and cash equivalents	21,294	119,950	(98,656)
Cash and cash equivalents at beginning of period	131,952	111,203	20,749

Cash and cash equivalents at end of period	$153,246	$231,153	$(77,907)

Cash flows from operating activities

Period-over-period changes in our operating cash flows are primarily attributable to changes in net income and working capital changes, particularly within our natural gas distribution segment resulting from the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.

For the six months ended March 31, 2011, we generated operating cash flow of $438.5 million from operating activities compared with $483.5 million for the six months ended March 31, 2010. The $45.0 million decrease in operating cash flows primarily reflects the timing of customer collections and vendor payments, coupled with the timing of gas cost recovery under our purchased gas cost mechanisms.

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

Capital expenditures for fiscal 2011 are expected to range from $580 million to $595 million. For the six months ended March 31, 2011, capital expenditures were $246.7 million compared with $232.6 million for the six months ended March 31, 2010. The $14.1 million increase in capital expenditures primarily reflects spending for the steel service line replacement program in the Mid-Tex Division and the development of a new customer service system in the current year, partially offset by the costs incurred in the prior fiscal year to relocate the company’s information technology data center.

Cash flows from financing activities

For the six months ended March 31, 2011, our financing activities used $169.0 million of cash compared with $129.9 million of cash used in the prior-year period, primarily due to higher cash outflows associated with repayment of our short-term and long-term debt instruments and repurchases of equity awards, as follows:

•	$53.0 million for short-term debt repayments. In the current-year period, $128.9 million of short-term debt was repaid, compared with $75.9 million in the prior-year period.

•	$10.0 million for scheduled long-term debt repayments. In the current-year period $10.1 million of long-term debt was repaid compared with $0.1 million of long-term debt in the prior-year period.

•	$3.3 million for the repurchase of equity awards.

The higher repayment activity was partially offset by:

•	$27.8 million cash received in March 2011 related to the unwinding of two Treasury locks.

The following table summarizes our share issuances for the six months ended March 31, 2011 and 2010.

	Six Months Ended
	March 31
	2011	2010

Shares issued:
Direct Stock Purchase Plan	—	103,529
Retirement Savings Plan and Trust	—	79,722
1998 Long-Term Incentive Plan	663,555	409,535
Outside Directors Stock-for-Fee Plan	1,232	2,040

Total shares issued	664,787	594,826

The year-over-year change in the number of shares issued primarily reflects an increased number of shares issued under our 1998 Long-Term Incentive Plan due to the exercise of stock options during the current year. This increase was partially offset by the fact that we are purchasing shares in the open market rather than issuing new shares for the Direct Stock Purchase Plan and the Retirement Savings Plan. During the current period, we repurchased 124,185 shares attributable to equity awards and repurchased and retired 375,468 shares attributable to our accelerated share repurchase agreement which are not included in the table above.

Share Repurchase Agreement

On, July 1, 2010, we entered into an accelerated share repurchase agreement with Goldman Sachs & Co. under which we repurchased $100 million of our outstanding common stock in order to offset stock grants made under our various employee and director incentive compensation plans.

We paid $100 million to Goldman Sachs & Co. on July 7, 2010 for shares of Atmos Energy common stock in a share forward transaction and received 2,958,580 shares. On March 4, 2011, we received and retired an additional 375,468 common shares, which concluded our share repurchase agreement. In total, we received and retired 3,334,048 common shares under the repurchase agreement. The final number of shares we ultimately repurchased in the transaction was based generally on the average of the daily volume-weighted average share price of our common stock over the duration of the agreement. As a result of this transaction, beginning in our fourth fiscal quarter of 2010, the number of outstanding shares used to calculate our earnings per share was reduced by the number of shares received and the $100 million purchase price was recorded as a reduction in shareholders’ equity.

Credit Facilities

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply to meet our customers’ needs could significantly affect our borrowing requirements. However, our short-term borrowings reach their highest levels in the winter months.

As of March 31, 2011, we financed our short-term borrowing requirements through a combination of a $566.7 million commercial paper program and four committed revolving credit facilities with third-party lenders that provided approximately $1.0 billion of working capital funding. As of March 31, 2011, the amount available to us under our credit facilities, net of outstanding letters of credit, was approximately $906 million. These facilities are described in further detail in Note 5 to the unaudited condensed consolidated financial statements.

Shelf Registration

We have an effective shelf registration statement with the Securities and Exchange Commission (SEC) that permits us to issue a total of $1.3 billion in common stock and/or debt securities. The shelf registration statement has been approved by all requisite state regulatory commissions. Due to certain restrictions imposed by one state regulatory commission on our ability to issue securities under the new registration statement, we will be able to issue a total of $950 million in debt securities and $350 million in equity securities. At March 31, 2011, no securities had been issued under the shelf registration statement.

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

Our debt is rated by three rating agencies: Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings, Ltd. (Fitch). As of March 31, 2011, S&P maintained a stable outlook, while Moody’s and Fitch maintained their rating outlook as positive. On March 31, 2011, Moody’s placed us under review for a possible upgrade. Our current debt ratings are all considered investment grade and are as follows:

	S&P	Moody’s	Fitch

Unsecured senior long-term debt	BBB+	Baa2	BBB+
Commercial paper	A-2	P-2	F-2

A significant degradation in our operating performance or a significant reduction in our liquidity caused by more limited access to the private and public credit markets as a result of deteriorating global or national financial and credit conditions or other events could trigger a negative change in our ratings outlook or even a reduction in our credit ratings by the three credit rating agencies. This would mean more limited access to the private and public credit markets and an increase in the costs of such borrowings.

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

Debt Covenants

We were in compliance with all of our debt covenants as of March 31, 2011. Our debt covenants are described in greater detail in Note 5 to the unaudited condensed consolidated financial statements.

Capitalization

The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of March 31, 2011, September 30, 2010 and March 31, 2010:

	March 31, 2011		September 30, 2010		March 31, 2010
	(In thousands, except percentages)

Short-term debt	$—	—	$126,100	2.8%	$—	—
Long-term debt	2,159,757	47.6%	2,169,682	48.5%	2,169,606	48.1%
Shareholders’ equity	2,373,979	52.4%	2,178,348	48.7%	2,338,843	51.9%

Total	$4,533,736	100.0%	$4,474,130	100.0%	$4,508,449	100.0%

Total debt as a percentage of total capitalization, including short-term debt, was 47.6 percent at March 31, 2011, 51.3 percent at September 30, 2010 and 48.1 percent at March 31, 2010. Our ratio of total debt to capitalization is typically greater during the winter heating season as we incur short-term debt to fund natural gas purchases and meet our working capital requirements. We intend to maintain our debt to capitalization ratio in a target range of 50 to 55 percent.

Contractual Obligations and Commercial Commitments

Significant commercial commitments are described in Note 8 to the unaudited condensed consolidated financial statements. There were no significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2011.

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

The following table shows the components of the change in fair value of our natural gas distribution segment’s financial instruments for the three and six months ended March 31, 2011 and 2010:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2011	2010	2011	2010
	(In thousands)

Fair value of contracts at beginning of period	$26,806	$(17,470)	$(49,600)	$(14,166)
Contracts realized/settled	(18,064)	(13,390)	(51,045)	(34,418)
Fair value of new contracts	540	(1,288)	1,071	(2,236)
Other changes in value	21,251	10,413	130,107	29,085

Fair value of contracts at end of period	$30,533	$(21,735)	$30,533	$(21,735)

The fair value of our natural gas distribution segment’s financial instruments at March 31, 2011 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2011
	Maturity in Years
	Less			Greater	Total Fair
Source of Fair Value	Than 1	1-3	4-5	Than 5	Value
			(In thousands)

Prices actively quoted	$30,533	$—	$—	$—	$30,533
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$30,533	$—	$—	$—	$30,533

The following table shows the components of the change in fair value of our nonregulated segment’s financial instruments for the three and six months ended March 31, 2011 and 2010:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2011	2010	2011	2010
	(In thousands)

Fair value of contracts at beginning of period	$(10,681)	$32,306	$(12,374)	$26,698
Contracts realized/settled	(1,009)	(22,030)	(75)	(24,242)
Fair value of new contracts	—	—	—	—
Other changes in value	(1,252)	3,951	(493)	11,771

Fair value of contracts at end of period	(12,942)	14,227	(12,942)	14,227
Netting of cash collateral	17,053	7,199	17,053	7,199

Cash collateral and fair value of contracts at period end	$4,111	$21,426	$4,111	$21,426

The fair value of our nonregulated segment’s financial instruments at March 31, 2011 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2011
	Maturity in Years
	Less			Greater	Total Fair
Source of Fair Value	Than 1	1-3	4-5	Than 5	Value
	(In thousands)

Prices actively quoted	$(9,121)	$(3,851)	$30	$—	$(12,942)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(9,121)	$(3,851)	$30	$—	$(12,942)

Pension and Postretirement Benefits Obligations

For the six months ended March 31, 2011 and 2010, our total net periodic pension and other benefits costs were $28.8 million and $25.4 million. Those costs relating to our natural gas distribution operations are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

Our fiscal 2011 costs were determined using a September 30, 2010 measurement date. As of September 30, 2010, interest and corporate bond rates utilized to determine our discount rates, were significantly higher than the interest and corporate bond rates as of September 30, 2009, the measurement date for our fiscal 2010 net periodic cost. Accordingly, we decreased our discount rate used to determine our fiscal 2011 pension and benefit costs to 5.39 percent. We maintained the expected return on our pension plan assets at

8.25 percent, despite the recent decline in the financial markets as we believe this rate reflects the average rate of expected earnings on plan assets that will fund our projected benefit obligation. Accordingly, our fiscal 2011 pension and postretirement medical costs for the six months ended March 31, 2011 were significantly higher than the prior-year period.

In August 2010, the Board of Directors of Atmos Energy approved a proposal to close the Pension Account Plan (PAP) to new participants, effective October 1, 2010. Employees participating in the PAP as of October 1, 2010 were allowed to make a one-time election to migrate from the PAP into our defined contribution plan with enhanced features, effective January 1, 2011. Participants who chose to remain in the PAP will continue to earn benefits and interest allocations with no changes to their existing benefits. During the election period, a limited number of participants chose to join the new plan, which resulted in an immaterial curtailment gain and a revaluation of the net periodic pension cost for the remainder of fiscal 2011. An immaterial curtailment gain was recorded in our second fiscal quarter. The revaluation of the net periodic pension cost resulted in an increase in the discount rate, effective January 1, 2011 to 5.68 percent, which will reduce our net periodic pension cost by approximately $1.8 million for the remainder of the fiscal year. All other actuarial assumptions remained the same.

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

OPERATING STATISTICS AND OTHER INFORMATION

The following tables present certain operating statistics for our natural gas distribution, regulated transmission and storage and nonregulated segments for the three and six month periods ended March 31, 2011 and 2010.

Natural Gas Distribution Sales and Statistical Data

	Three Months Ended		Six Months Ended
	March 31		March 31
	2011	2010	2011	2010

METERS IN SERVICE, end of period
Residential	2,930,594	2,937,163	2,930,594	2,937,163
Commercial	269,537	272,925	269,537	272,925
Industrial	2,384	2,496	2,384	2,496
Public authority and other	10,516	9,461	10,516	9,461

Total meters	3,213,031	3,222,045	3,213,031	3,222,045

INVENTORY STORAGE BALANCE — Bcf	30.1	24.4	30.1	24.4
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	85,707	100,858	137,531	161,404
Commercial	40,879	46,615	67,773	77,105
Industrial	6,148	6,660	11,402	11,979
Public authority and other	4,104	4,397	6,922	7,356

Total gas sales volumes	136,838	158,530	223,628	257,844
Transportation volumes	40,656	40,545	75,409	76,786

Total throughput	177,494	199,075	299,037	334,630

OPERATING REVENUES (000’s)(1)
Gas sales revenues
Residential	$725,904	$897,249	$1,184,585	$1,405,160
Commercial	296,280	366,260	492,343	585,680
Industrial	35,187	41,777	64,638	72,810
Public authority and other	27,631	32,386	46,261	52,584

Total gas sales revenues	1,085,002	1,337,672	1,787,827	2,116,234
Transportation revenues	18,879	18,219	35,462	34,694
Other gas revenues	9,323	10,097	17,110	17,954

Total operating revenues	$1,113,204	$1,365,988	$1,840,399	$2,168,882

Average transportation revenue per Mcf	$0.46	$0.45	$0.47	$0.45
Average cost of gas per Mcf sold	$5.28	$6.19	$5.14	$5.77

See footnote following these tables.

Regulated Transmission and Storage and Nonregulated Operations Sales and Statistical Data

	Three Months Ended		Six Months Ended
	March 31		March 31
	2011	2010	2011	2010

CUSTOMERS, end of period
Industrial	753	727	753	727
Municipal	62	62	62	62
Other	513	498	513	498

Total	1,328	1,287	1,328	1,287

NONREGULATED INVENTORY STORAGE
BALANCE — Bcf	23.3	21.3	23.3	21.3
REGULATED TRANSMISSION AND
STORAGE VOLUMES — MMcf(1)	174,471	192,441	327,649	350,214
NONREGULATED DELIVERED GAS SALES
VOLUMES — MMcf(1)	127,377	123,877	235,089	226,138
OPERATING REVENUES (000’s)(1)
Regulated transmission and storage	$54,976	$55,181	$103,983	$102,041
Nonregulated	583,531	677,032	1,059,171	1,225,048

Total operating revenues	$638,507	$732,213	$1,163,154	$1,327,089

Note to preceding tables:

(1)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

RECENT ACCOUNTING DEVELOPMENTS

Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. During the six months ended March 31, 2011, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of the fiscal year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the six months ended March 31, 2011, except as noted in Note 8 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 12 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Date: May 5, 2011

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