Form 10-K
period 2011-09-30
ATMOS ENERGY CORP
filed 2011-11-22
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2011, was $3,008,806,271.

As of November 14, 2011, the registrant had 90,364,061 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed for the Annual Meeting of Shareholders on February 8, 2012, are incorporated by reference into Part III of this report.

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

Our overall strategy is to:

•	deliver superior shareholder value,

•	improve the quality and consistency of earnings growth, while safely operating our regulated and nonregulated businesses exceptionally well and

•	enhance and strengthen a culture built on our core values.

We have continued to grow our earnings after giving effect to our acquisitions and have experienced more than 25 consecutive years of increasing dividends. Historically, we achieved this record of growth through acquisitions while efficiently managing our operating and maintenance expenses and leveraging our technology to achieve more efficient operations. In recent years, we have also achieved growth by implementing rate designs that reduce or eliminate regulatory lag and separate the recovery of our approved margins from customer usage patterns. In addition, we have developed various commercial opportunities within our regulated transmission and storage operations.

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

Revenues in this operating segment are established by regulatory authorities in the states in which we operate. These rates are intended to be sufficient to cover the costs of conducting business and to provide a reasonable return on invested capital. Our primary service areas are located in Colorado, Kansas, Kentucky, Louisiana, Mississippi, Tennessee and Texas. We have more limited service areas in Georgia, Illinois, Iowa, Missouri and Virginia. See Note 6 in the consolidated financial statements for a complete description of the anticipated sale of our Illinois, Iowa and Missouri service areas. In addition, we transport natural gas for others through our distribution system.

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

As of September 30, 2011 we had WNA for our residential and commercial meters in the following service areas for the following periods:

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

Except for local production purchases, we select our natural gas suppliers through a competitive bidding process by periodically requesting proposals from suppliers that have demonstrated that they can provide reliable service. We select these suppliers based on their ability to deliver gas supply to our designated firm pipeline receipt points at the lowest cost. Major suppliers during fiscal 2011 were Anadarko Energy Services, BP Energy Company, ConocoPhillips, Devon Gas Services, L.P., Enbridge Marketing (US) L.P., Iberdrola Renewables, Inc., National Fuel Marketing Company, LLC, ONEOK Energy Services Company L.P., Tenaska Marketing and Atmos Energy Marketing, LLC, our natural gas marketing subsidiary.

The combination of base load, peaking and spot purchase agreements, coupled with the withdrawal of gas held in storage, allows us the flexibility to adjust to changes in weather, which minimizes our need to enter into long-term firm commitments. We estimate our peak-day availability of natural gas supply to be approximately 4.4 Bcf. The peak-day demand for our natural gas distribution operations in fiscal 2011 was on February 2, 2011, when sales to customers reached approximately 4.4 Bcf.

Currently, our natural gas distribution divisions, except for our Mid-Tex Division, utilize 45 pipeline transportation companies, both interstate and intrastate, to transport our natural gas. The pipeline transportation agreements are firm and many of them have “pipeline no-notice” storage service, which provides for daily balancing between system requirements and nominated flowing supplies. These agreements have been negotiated with the shortest term necessary while still maintaining our right of first refusal. The natural gas supply for our Mid-Tex Division is delivered primarily by our Atmos Pipeline — Texas Division.

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

Below, we briefly describe our six natural gas distribution divisions. We operate in our service areas under terms of non-exclusive franchise agreements granted by the various cities and towns that we serve. At September 30, 2011, we held 1,116 franchises having terms generally ranging from five to 35 years. A significant number of our franchises expire each year, which require renewal prior to the end of their terms. We believe that we will be able to renew our franchises as they expire. Additional information concerning our natural gas distribution divisions is presented under the caption “Operating Statistics”.

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

Prior to fiscal 2008, this division operated under one system-wide rate structure. However, in fiscal 2008, we reached a settlement with cities representing approximately 80 percent of this division’s customers (Settled Cities) that has allowed us, beginning in fiscal 2008, to update rates for customers in these cities through an annual rate review mechanism (RRM). Rates for the remaining 20 percent of this division’s customers, primarily the City of Dallas, continue to be updated through periodic formal rate proceedings and filings made under Texas’ Gas Reliability Infrastructure Program (GRIP). GRIP allows us to include in our rate base annually approved capital costs incurred in the prior calendar year provided that we file a complete rate case at least once every five years. In June 2011, we reached an agreement with the City of Dallas to enter into the Dallas Annual Rate Review (DARR). This rate review provides for an annual rate review without the necessity of filing a general rate case. The first filing made under this mechanism will be in January 2012.

Atmos Energy Kentucky/Mid-States Division.  Our Kentucky/Mid-States Division operates in more than 420 communities across Georgia, Illinois, Iowa, Kentucky, Missouri, Tennessee and Virginia. The service areas in these states are primarily rural; however, this division serves Franklin, Tennessee and other suburban areas of Nashville. We update our rates in this division through periodic formal rate filings made with each state’s public service commission.

In May 2011, we announced that we had entered into a definitive agreement to sell our natural gas distribution operations in Missouri, Illinois and Iowa, representing approximately 189 communities, some of which of the Missouri communities are located in our Atmos Energy Colorado-Kansas Division.

Atmos Energy Louisiana Division.  In Louisiana, we serve nearly 300 communities, including the suburban areas of New Orleans, the metropolitan area of Monroe and western Louisiana. Direct sales of natural gas to industrial customers in Louisiana, who use gas for fuel or in manufacturing processes, and sales of natural gas for vehicle fuel are exempt from regulation and are recognized in our nonregulated segment. Our rates in this division are updated annually through a rate stabilization clause filing without filing a formal rate case.

Atmos Energy West Texas Division.  Our West Texas Division serves approximately 80 communities in West Texas, including the Amarillo, Lubbock and Midland areas. Like our Mid-Tex Division, each municipality we serve has original jurisdiction over all gas distribution rates, operations and services within its city limits, with the RRC having exclusive appellate jurisdiction over the municipalities and exclusive original jurisdiction over rates and services provided to customers not located within the limits of a municipality. Prior to fiscal 2008, rates were updated in this division through formal rate proceedings. However, the West Texas Division entered into agreements with its West Texas service areas during fiscal 2008 and its Amarillo and Lubbock service areas during fiscal 2009 to update rates for customers in these service areas through an RRM.

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

		Effective		Authorized	Authorized
		Date of Last	Rate Base	Rate of	Return
Division	Jurisdiction	Rate/GRIP Action	(thousands)(1)	Return(1)	on Equity(1)

Atmos Pipeline — Texas	Texas	05/01/2011	$807,733	9.36%	11.80%
Atmos Pipeline — Texas — GRIP	Texas	08/01/2011	816,976	9.36%	11.80%
Colorado-Kansas	Colorado	01/04/2010	86,189	8.57%	10.25%
	Kansas	08/01/2010	144,583	(2)	(2)
Kentucky/Mid-States	Georgia	03/31/2010	96,330(3)	8.61%	10.70%
	Illinois	11/01/2000	24,564	9.18%	11.56%
	Iowa	03/01/2001	5,000	(2)	11.00%
	Kentucky	06/01/2010	208,702(4)	(2)	(2)
	Missouri	09/01/2010	66,459	(2)	(2)
	Tennessee	04/01/2009	190,100	8.24%	10.30%
	Virginia	11/23/2009	36,861	8.48%	9.50% - 10.50%
Louisiana	Trans LA	04/01/2011	93,260	8.37%	10.00% - 10.80%
	LGS	07/01/2011	273,775	8.56%	10.40%
Mid-Tex — Settled Cities	Texas	09/01/2011	1,389,187(5)	8.29%	9.70%
Mid-Tex — Dallas	Texas	06/22/2011	1,268,601(5)	8.45%	10.10%
Mid-Tex — Environs GRIP	Texas	06/27/2011	1,268,601(5)	8.60%	10.40%
Mississippi	Mississippi	04/05/2011	239,197	(2)	9.86%
West Texas	Amarillo	08/01/2011	(2)	(2)	9.60%
	Lubbock	09/09/2011	60,892	8.19%	9.60%
	West Texas	08/01/2011	146,039	8.19%	9.60%

		Authorized Debt/	Bad Debt			Performance-Based	Customer
Division	Jurisdiction	Equity Ratio	Rider(6)		WNA	Rate Program(7)	Meters

Atmos Pipeline — Texas	Texas	50/50	No		N/A	N/A	N/A
Colorado-Kansas	Colorado	50/50	Yes	(8)	No	No	110,709
	Kansas	(2)	Yes		Yes	No	128,679
Kentucky/Mid-States	Georgia	52/48	No		Yes	Yes	63,897
	Illinois	67/33	No		No	No	22,778
	Iowa	57/43	No		No	No	4,334
	Kentucky	(2)	Yes		Yes	Yes	176,246
	Missouri	49/51	No		No	No	56,643
	Tennessee	52/48	Yes		Yes	Yes	133,634
	Virginia	51/49	Yes		Yes	No	23,310
Louisiana	Trans LA	52/48	No		Yes	No	75,813
	LGS	52/48	No		Yes	No	277,838
Mid-Tex — Settled Cities	Texas	50/50	Yes		Yes	No	1,259,042
Mid-Tex — Dallas & Environs	Texas	51/49	Yes		Yes	No	314,760
Mississippi	Mississippi	50/50	No		Yes	No	266,074
West Texas	Amarillo	52/48	Yes		Yes	No	70,431
	Lubbock	52/48	Yes		Yes	No	73,748
	West Texas	52/48	Yes		Yes	No	155,255

(1)	The rate base, authorized rate of return and authorized return on equity presented in this table are those from the most recent rate case or GRIP filing for each jurisdiction. These rate bases, rates of return and returns on equity are not necessarily indicative of current or future rate bases, rates of return or returns on equity.

(2)	A rate base, rate of return, return on equity or debt/equity ratio was not included in the respective state commission’s final decision.

(3)	Georgia rate base consists of $60.2 million included in the March 2010 rate case and $36.1 million included in the October 2011 Pipeline Replacement Program (PRP) surcharge. A total of $36.1 million of the Georgia rate base amount was awarded in the latest PRP annual filing with an effective date of October 1, 2011, an authorized rate of return of 8.56 percent and an authorized return on equity of 10.70 percent.

(4)	Kentucky rate base consists of $184.7 million included in the June 2010 rate case and $24.0 million included in the October 2011 PRP surcharge. A total of $24.0 million of the Kentucky rate base amount was awarded in the latest PRP annual filing with an effective date of October 1, 2011, an authorized rate of return of 8.74 percent and an authorized return on equity of 10.50 percent.

(5)	The Mid-Tex Rate Base amounts for the Settled Cities and Dallas & Environs areas represent “system-wide”, or 100 percent, of the Mid-Tex Division’s rate base.

(6)	The bad debt rider allows us to recover from ratepayers the gas cost portion of uncollectible accounts.

(7)	The performance-based rate program provides incentives to natural gas utility companies to minimize purchased gas costs by allowing the utility company and its customers to share the purchased gas costs savings.

(8)	The recovery of the gas portion of uncollectible accounts gas cost adjustment has been approved for a two-year pilot program.

Natural Gas Distribution Sales and Statistical Data - Continuing Operations

	Fiscal Year Ended September 30
	2011	2010	2009	2008	2007

METERS IN SERVICE, end of year
Residential	2,855,998	2,836,483	2,826,814	2,834,884	2,815,974
Commercial	261,220	253,339	256,384	259,154	262,260
Industrial	2,008	2,029	2,136	2,183	2,281
Public authority and other	10,212	10,178	9,211	9,197	19,143

Total meters	3,129,438	3,102,029	3,094,545	3,105,418	3,099,658

SALES VOLUMES — MMcf(2)
Gas Sales Volumes
Residential	161,012	185,143	154,475	157,816	161,493
Commercial	91,215	99,924	88,445	90,992	92,601
Industrial	18,757	18,714	18,242	21,352	22,479
Public authority and other	10,482	10,107	12,393	13,739	12,265

Total gas sales volumes	281,466	313,888	273,555	283,899	288,838
Transportation volumes	132,357	128,965	123,972	133,997	127,066

Total throughput	413,823	442,853	397,527	417,896	415,904

OPERATING REVENUES (000’s)(2)
Gas Sales Revenues
Residential	$1,570,723	$1,784,051	$1,768,082	$2,068,040	$1,924,523
Commercial	698,366	787,433	807,109	1,044,768	941,827
Industrial	106,569	110,280	132,487	208,681	190,812
Public authority and other	69,176	70,402	88,972	137,585	114,087

Total gas sales revenues	2,444,834	2,752,166	2,796,650	3,459,074	3,171,249
Transportation revenues	60,430	59,381	56,961	57,405	56,814
Other gas revenues	26,599	31,091	31,185	35,183	35,448

Total operating revenues	$2,531,863	$2,842,638	$2,884,796	$3,551,662	$3,263,511

Natural Gas Distribution Sales and Statistical Data - Discontinued Operations

	Fiscal Year Ended September 30
	2011	2010	2009	2008	2007

Meters in service, end of period	83,753	84,011	84,299	86,361	87,469
Sales volumes — MMcf
Total gas sales volumes	8,461	8,740	8,562	8,777	8,489
Transportation volumes	6,190	6,900	6,719	7,086	8,043

Total throughput	14,651	15,640	15,281	15,863	16,532

Operating revenues (000’s)	$80,028	$69,855	$99,969	$103,468	$95,254

See footnotes following these tables.

Natural Gas Distribution Sales and Statistical Data - Other Consolidated Statistics

	Fiscal Year Ended September 30
	2011	2010	2009	2008	2007

Inventory storage balance — Bcf	55.0	54.3	57.0	58.3	58.0
Heating degree days(1)
Actual (weighted average)	2,733	2,780	2,713	2,820	2,879
Percent of normal	99%	102%	100%	100%	100%
Average transportation revenue per Mcf	$0.46	$0.46	$0.46	$0.43	$0.44
Average cost of gas per Mcf sold	$5.30	$5.77	$6.95	$9.05	$8.09
Employees	4,753	4,714	4,691	4,558	4,472

Natural Gas Distribution Sales and Statistical Data by Division

	Fiscal Year Ended September 30, 2011
		Kentucky/		West		Colorado-
	Mid-Tex	Mid-States	Louisiana	Texas	Mississippi	Kansas	Other(3)	Total

METERS IN SERVICE FROM CONTINUING OPERATIONS
Residential	1,449,673	349,993	331,272	271,346	237,059	216,655	—	2,855,998
Commercial	123,993	43,875	22,379	24,773	25,617	20,583	—	261,220
Industrial	136	798	—	482	501	91	—	2,008
Public authority and other	—	2,423	—	2,833	2,897	2,059	—	10,212

Total meters	1,573,802	397,089	353,651	299,434	266,074	239,388	—	3,129,438

SALES VOLUMES FROM CONTINUING OPERATIONS — MMcf(2)
Gas Sales Volumes
Residential	77,075	22,273	13,939	16,280	14,077	17,368	—	161,012
Commercial	50,056	13,407	7,448	6,932	6,630	6,742	—	91,215
Industrial	3,105	5,626	—	4,108	5,823	95	—	18,757
Public authority and other	—	1,395	—	3,294	3,418	2,375	—	10,482

Total	130,236	42,701	21,387	30,614	29,948	26,580	—	281,466
Transportation volumes	46,594	38,801	5,893	24,162	5,237	11,670	—	132,357

Total throughput	176,830	81,502	27,280	54,776	35,185	38,250	—	413,823

OPERATING MARGIN FROM CONTINUING OPERATIONS (000’s)(2)	$490,484	$152,293	$125,894	$99,353	$93,042	$83,298	$—	$1,044,364
OPERATING EXPENSES FROM CONTINUING OPERATIONS (000’s)(2)
Operation and maintenance	$147,967	$58,315	$42,219	$35,908	$39,895	$31,684	$(7,905)	$348,083
Depreciation and amortization	$95,798	$29,644	$24,460	$16,735	$13,188	$17,084	$—	$196,909
Taxes, other than income	$102,515	$10,828	$8,773	$17,024	$13,621	$8,610	$—	$161,371
OPERATING INCOME FROM CONTINUING OPERATIONS (000’s)(2)	$144,204	$53,506	$50,442	$29,686	$26,338	$25,920	$7,905	$338,001
CONSOLIDATED CAPITAL EXPENDITURES (000’s)	$220,032	$65,766	$41,489	$40,387	$37,115	$31,399	$60,711	$496,899
PROPERTY, PLANT AND EQUIPMENT, EXCLUDING ASSETS HELD FOR SALE (000’s)	$1,965,351	$663,837	$431,773	$393,545	$308,891	$311,013	$173,788	$4,248,198
OTHER CONSOLIDATED STATISTICS
Heating Degree Days(1)
Actual	2,100	3,920	1,431	3,541	2,707	5,692	—	2,733
Percent of normal	100%	99%	94%	99%	101%	101%	—	99%
Miles of pipe	29,296	12,215	8,333	7,712	6,563	6,750	—	70,869
Employees	1,668	568	438	351	363	287	1,078	4,753

See footnotes following these tables.

	Fiscal Year Ended September 30, 2010
		Kentucky/		West		Colorado-
	Mid-Tex	Mid-States	Louisiana	Texas	Mississippi	Kansas	Other(3)	Total

METERS IN SERVICE FROM CONTINUING OPERATIONS
Residential	1,429,287	350,238	331,784	271,418	237,304	216,452	—	2,836,483
Commercial	116,240	43,554	22,420	24,919	25,520	20,686	—	253,339
Industrial	145	801	—	484	513	86	—	2,029
Public authority and other	—	2,411	—	2,809	2,896	2,062	—	10,178

Total meters	1,545,672	397,004	354,204	299,630	266,233	239,286	—	3,102,029

SALES VOLUMES FROM CONTINUING OPERATIONS — MMcf(2)
Gas Sales Volumes
Residential	92,489	22,897	15,810	19,772	15,775	18,400	—	185,143
Commercial	55,916	13,948	7,821	7,892	7,209	7,138	—	99,924
Industrial	3,227	5,615	—	4,317	5,424	131	—	18,714
Public authority and other	—	1,422	—	3,482	3,103	2,100	—	10,107

Total	151,632	43,882	23,631	35,463	31,511	27,769	—	313,888
Transportation volumes	45,822	36,882	5,626	22,429	5,551	12,655	—	128,965

Total throughput	197,454	80,764	29,257	57,892	37,062	40,424	—	442,853

OPERATING MARGIN FROM CONTINUING OPERATIONS (000’s)(2)	$475,852	$143,347	$123,344	$105,476	$94,203	$79,789	$—	$1,022,011
OPERATING EXPENSES FROM CONTINUING OPERATIONS (000’s)(2)
Operation and maintenance	$145,166	$56,481	$43,604	$36,696	$41,542	$30,892	$976	$355,357
Depreciation and amortization	$89,411	$28,066	$22,986	$15,881	$12,621	$16,182	$—	$185,147
Taxes, other than income	$106,620	$12,562	$10,995	$19,390	$13,599	$8,172	$—	$171,338
OPERATING INCOME FROM CONTINUING OPERATIONS (000’s)(2)	$134,655	$46,238	$45,759	$33,509	$26,441	$24,543	$(976)	$310,169
CONSOLIDATED CAPITAL EXPENDITURES (000’s)	$196,109	$62,808	$47,193	$39,387	$28,538	$29,792	$33,988	$437,815
CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT (000’s)	$1,761,087	$750,225	$413,189	$319,053	$284,195	$300,380	$130,983	$3,959,112
OTHER CONSOLIDATED STATISTICS
Heating Degree Days(1)
Actual	2,100	3,924	1,532	3,537	2,734	5,909	—	2,780
Percent of normal	103%	100%	96%	99%	102%	106%	—	102%
Miles of pipe	29,156	12,196	8,381	7,666	6,546	7,175	—	71,120
Employees	1,650	587	439	344	371	284	1,039	4,714

Natural Gas Distribution Sales and Statistical Data by Division - Discontinued Operations

	Fiscal Year Ended September 30, 2011			Fiscal Year Ended September 30, 2010
	Kentucky/	Colorado-		Kentucky/	Colorado-
	Mid-States	Kansas	Total	Mid-States	Kansas	Total

Meters in service, end of period	83,325	428	83,753	83,577	434	84,011
Sales volumes — MMcf
Total gas sales volumes	7,963	498	8,461	8,251	489	8,740
Transportation volumes	6,190	—	6,190	6,900	—	6,900

Total throughput	14,153	498	14,651	15,151	489	15,640

Operating income (000’s)	$13,395	$1,020	$14,415	$11,628	$657	$12,285

Notes to preceding tables:

(1)	A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days.

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

Regulated Transmission and Storage Sales and Statistical Data

	Fiscal Year Ended September 30
	2011	2010	2009	2008	2007

CUSTOMERS, end of year
Industrial	71	65	68	62	65
Other	156	176	168	189	196

Total	227	241	236	251	261

PIPELINE TRANSPORTATION VOLUMES — MMcf(1)	620,904	634,885	706,132	782,876	699,006
OPERATING REVENUES (000’s)(1)	$219,373	$203,013	$209,658	$195,917	$163,229
Employees, at year end	64	62	62	60	54

(1)	Transportation volumes and operating revenues reflect segment operations, including intercompany sales and transportation amounts.

Nonregulated Segment Overview

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

AEH also seeks to enhance its gross profit margin by maximizing, through asset optimization activities, the economic value associated with the storage and transportation capacity it owns or controls in our natural gas distribution and by its subsidiaries. We attempt to meet these objectives by engaging in natural gas storage transactions in which we seek to find and profit through the arbitrage of pricing differences in various locations and by recognizing pricing differences that occur over time. This process involves purchasing physical natural gas, storing it in the storage and transportation assets to which AEH has access and selling financial instruments at advantageous prices to lock in a gross profit margin. Certain of these arrangements are with regulatory affiliates, which have been approved by applicable state regulatory commissions.

Due to the nature of these operations, natural gas prices and differences in natural gas prices between the various markets that we serve (commonly referred to as basis differentials) have a significant impact on our nonregulated businesses. Within our delivered gas activities, basis differentials impact our ability to create value from identifying the lowest cost alternative among the natural gas supplies, transportation and markets to which we have access. Further, higher natural gas prices may adversely impact our accounts receivable collections, resulting in higher bad debt expense, and may require us to increase borrowings under our credit facilities resulting in higher interest expense. Higher gas prices, as well as competitive factors in the industry and general economic conditions may also cause customers to conserve or use alternative energy sources. Within our asset optimization activities, higher natural gas prices could also lead to increased borrowings under our credit facilities resulting in higher interest expense.

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

Nonregulated Sales and Statistical Data

	Fiscal Year Ended September 30
	2011	2010	2009	2008	2007

CUSTOMERS, end of year
Industrial	697	652	631	624	677
Municipal	65	61	63	55	68
Other	362	339	321	312	281

Total	1,124	1,052	1,015	991	1,026

INVENTORY STORAGE BALANCE — Bcf	15.7	17.9	19.9	12.4	21.3
NONREGULATED DELIVERED GAS SALES VOLUMES — MMcf(1)	446,903	420,203	441,081	457,952	423,895
OPERATING REVENUES (000’s)(1)	$2,024,893	$2,146,658	$2,283,988	$4,117,299	$2,901,879

(1)	Sales volumes reflect segment operations, including intercompany sales and transportation amounts.

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

Our rate strategy focuses on reducing or eliminating regulatory lag, obtaining adequate returns and providing stable, predictable margins. Atmos Energy has annual ratemaking mechanisms in place in three states that provide for an annual rate review and adjustment to rates for approximately 73 percent of our gross margin. We also have accelerated recovery of capital for approximately 11 percent of our gross margin. Combined, we have rate structures with accelerated recovery of all or a portion of our expenditures for approximately 84 percent of our gross margin. Additionally, we have WNA mechanisms in eight states that serve to minimize the effects of weather on approximately 94 percent of our gross margin. Finally, we have the ability to recover the gas cost portion of bad debts for approximately 73 percent of our gross margin. These mechanisms work in tandem to provide substantial insulation from volatile margins, both for the Company and our customers.

We will also continue to address various rate design changes, including the recovery of bad debt gas costs and inclusion of other taxes in gas costs in future rate filings. These design changes would address cost variations that are related to pass-through energy costs beyond our control.

Although substantial progress has been made in recent years by improving rate design across Atmos Energy’s operating areas, potential changes in federal energy policy and adverse economic conditions will necessitate continued vigilance by the Company and our regulators in meeting the challenges presented by these external factors.

Recent Ratemaking Activity

Substantially all of our natural gas distribution revenues in the fiscal years ended September 30, 2011, 2010 and 2009 were derived from sales at rates set by or subject to approval by local or state authorities. Net operating income increases resulting from ratemaking activity totaling $72.4 million, $56.8 million and $54.4 million, became effective in fiscal 2011, 2010 and 2009 as summarized below:

	Annual Increase to Operating
	Income For the Fiscal Year Ended September 30
Rate Action	2011	2010	2009
	(In thousands)

Rate case filings	$20,502	$23,663	$2,959
Infrastructure programs	15,033	18,989	12,049
Annual rate filing mechanisms	35,216	13,757	38,764
Other ratemaking activity	1,675	392	631

	$72,426	$56,801	$54,403

Additionally, the following ratemaking efforts were initiated during fiscal 2011 but had not been completed as of September 30, 2011:

			Operating Income
Division	Rate Action	Jurisdiction	Requested
			(In thousands)

Kentucky/Mid-States	PRP(1)(2)	Georgia	$1,192
	PRP(1)(3)	Kentucky	2,529
Mississippi	Stable Rate Filing	Mississippi	5,303
West Texas & Lubbock Environs	Rate Case(4)	Railroad Commission of Texas (RRC)	545

			$9,569

(1)	The Pipeline Replacement Program (PRP) surcharge relates to a long-term cast iron replacement program.

(2)	The Georgia Commission issued a final order on October 5, 2011 approving a $1.2 million increase to operating income.

(3)	The Kentucky Commission approved an increase of $2.5 million effective October 1, 2011.

(4)	On September 30, 2011 the Company and Commission Staff signed a settlement and submitted to the Commission for their approval.

Our recent ratemaking activity is discussed in greater detail below.

Rate Case Filings

A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return to our shareholders and ensure that we continue to safely deliver reliable, reasonably priced natural gas service to our customers. The following table summarizes our recent rate cases:

		Increase in Annual
Division	State	Operating Income	Effective Date
		(In thousands)

2011 Rate Case Filings:
West Texas — Amarillo Environs	Texas	$78	07/26/2011
Atmos Pipeline — Texas	Texas	20,424	05/01/2011

Total 2011 Rate Case Filings		$20,502

2010 Rate Case Filings:
Kentucky/Mid-States	Missouri	$3,977	09/01/2010
Colorado-Kansas	Kansas	3,855	08/01/2010
Kentucky/Mid-States	Kentucky	6,636	06/01/2010
Kentucky/Mid-States	Georgia	2,935	03/31/2010
Mid-Tex	Texas(1)	2,963	01/26/2010
Colorado-Kansas	Colorado	1,900	01/04/2010
Kentucky/Mid-States	Virginia	1,397	11/23/2009

Total 2010 Rate Case Filings		$23,663

2009 Rate Case Filings:
Kentucky/Mid-States	Tennessee	$2,513	04/01/2009
West Texas	Texas	446	Various

Total 2009 Rate Case Filings		$2,959

(1)	In its final order, the RRC approved a $3.0 million increase in operating income from customers in the Dallas & Environs portion of the Mid-Tex Division. Operating income should increase $0.2 million, net of the GRIP 2008 rates that will be superseded. The ruling also provided for regulatory accounting treatment for certain costs related to storage assets and costs moving from our Mid-Tex Division within our natural gas distribution segment to our regulated transmission and storage segment.

Infrastructure Programs

As discussed above in “Natural Gas Distribution Segment Overview,” infrastructure programs such as GRIP allow natural gas distribution companies the opportunity to include in their rate base annually approved capital costs incurred in the prior calendar year. We currently have infrastructure programs in Texas, Georgia, Missouri and Kentucky. The following table summarizes our infrastructure program filings with effective dates during the fiscal years ended September 30, 2011, 2010 and 2009:

			Increase in
		Incremental Net	Annual
		Utility Plant	Operating	Effective
Division	Period End	Investment	Income	Date
		(In thousands)	(In thousands)

2011 Infrastructure Programs:
Atmos Pipeline — Texas	12/2010	$72,980	$12,605	07/26/2011
Mid-Tex/Environs	12/2010	107,840	576	06/27/2011
West Texas/Lubbock & WT Cities Environs	12/2010	17,677	343	06/01/2011
Kentucky/Mid-States-Kentucky (1)	09/2011	3,329	468	06/01/2011
Kentucky/Mid-States-Missouri(2)	09/2010	2,367	277	02/14/2011
Kentucky/Mid-States-Georgia(1)	09/2009	5,359	764	10/01/2010

Total 2011 Infrastructure Programs		$209,552	$15,033

2010 Infrastructure Programs:
Mid-Tex(3)	12/2009	$16,957	$2,983	09/01/2010
West Texas	12/2009	19,158	363	06/14/2010
Atmos Pipeline — Texas	12/2009	95,504	13,405	04/20/2010
Kentucky/Mid-States-Missouri(2)	06/2009	3,578	563	03/02/2010
Colorado-Kansas-Kansas(4)	08/2009	6,917	766	12/12/2009
Kentucky/Mid-States-Georgia(1)	09/2008	6,327	909	10/01/2009

Total 2010 Infrastructure Programs		$148,441	$18,989

2009 Infrastructure Programs:
Mid-Tex(5)	12/2008	$105,777	$2,732	09/09/2009
Atmos Pipeline — Texas	12/2008	51,308	6,342	04/28/2009
Mid-Tex(3)	12/2007	57,385	1,837	01/26/2009
Kentucky/Mid-States-Missouri(2)	03/2008	3,367	408	11/04/2008
Kentucky/Mid-States-Georgia(1)	09/2007	748	198	10/01/2008
West Texas(6)	2007/08	27,425	532	Various

Total 2009 Infrastructure Programs		$246,010	$12,049

(1)	The Pipeline Replacement Program (PRP) surcharge relates to a long-term cast iron replacement program.

(2)	Infrastructure System Replacement Surcharge (ISRS) relates to maintenance capital investments made since the previous rate case.

(3)	Increase relates to the City of Dallas and Environs areas of the Mid-Tex Division.

(4)	Gas System Reliability Surcharge (GSRS) relates to safety related investments made since the previous rate case.

(5)	Increase relates only to the City of Dallas area of the Mid-Tex Division.

(6)	The West Texas Division files GRIP applications related only to the Lubbock Environs and the West Texas Cities Environs. GRIP implemented for this division include investments that related to both calendar years 2007 and 2008. The incremental investment is based on system-wide plant and additional annual operating revenue is applicable to environs customers only.

Annual Rate Filing Mechanisms

As an instrument to reduce regulatory lag, annual rate filing mechanisms allow us to refresh our rates on a periodic basis without filing a formal rate case. However, these filings still involve discovery by the appropriate regulatory authorities prior to the final determination of rates under these mechanisms. As discussed above in “Natural Gas Distribution Segment Overview,” we currently have annual rate filing mechanisms in our Louisiana and Mississippi divisions and in significant portions of our Mid-Tex and West Texas divisions. These mechanisms are referred to as rate review mechanisms in our Mid-Tex and West Texas divisions, stable rate filings in the Mississippi Division and the rate stabilization clause in the Louisiana Division. The following table summarizes filings made under our various annual rate filing mechanisms:

			Increase
			(Decrease) in
			Annual
			Operating	Effective
Division	Jurisdiction	Test Year Ended	Income	Date
			(In thousands)

2011 Filings:
Mid-Tex	Settled Cities	12/31/2010	$5,126	09/27/2011
Mid-Tex	Dallas	12/31/2010	1,084	09/27/2011
West Texas	Lubbock	12/31/2010	319	09/08/2011
West Texas	Amarillo	12/31/2010	(492)	08/01/2011
Louisiana	LGS	12/31/2010	4,109	07/01/2011
Mid-Tex	Dallas	12/31/2010	1,598	07/01/2011
Louisiana	TransLa	09/30/2010	350	04/01/2011
Mid-Tex	Settled Cities	12/31/2009	23,122	10/01/2010

Total 2011 Filings			$35,216

2010 Filings:
West Texas	Lubbock	12/31/2009	$(902)	09/01/2010
West Texas	WT Cities	12/31/2009	700	08/15/2010
West Texas	Amarillo	12/31/2009	1,200	08/01/2010
Louisiana	LGS	12/31/2009	3,854	07/01/2010
Louisiana	TransLa	09/30/2009	1,733	04/01/2010
Mississippi	Mississippi	06/30/2009	3,183	12/15/2009
West Texas	Lubbock	12/31/2008	2,704	10/01/2009
West Texas	Amarillo	12/31/2008	1,285	10/01/2009

Total 2010 Filings			$13,757

2009 Filings:
Mid-Tex	Settled Cities	12/31/2008	$1,979	08/01/2009
West Texas	WT Cities	12/31/2008	6,599	08/01/2009
Louisiana	LGS	12/31/2008	3,307	07/01/2009
Louisiana	TransLa	09/30/2008	611	04/01/2009
Mississippi	Mississippi	06/30/2008	—	N/A
Mid-Tex	Settled Cities	12/31/2007	21,800	11/08/2008
West Texas	WT Cities	12/31/2007	4,468	11/20/2008

Total 2009 Filings			$38,764

In June 2011, we reached an agreement with the City of Dallas to enter into the DARR. This rate review provides for an annual rate review without the necessity of filing a general rate case. The first filing made under this mechanism will be in January 2012.

In August 2010, we reached an agreement to extend the RRM in our Mid-Tex Division for an additional two-year period beginning October 1, 2010; however, the Mid-Tex Division will be required to file a general system-wide rate case on or before June 1, 2013. This extension provides for an annual rate adjustment to reflect changes in the Mid-Tex Division’s costs of service and additions to capital investment from year to year, without the necessity of filing a general rate case.

The settlement also allows us to expand our existing program to replace steel service lines in the Mid-Tex Division’s natural gas delivery system. On October 13, 2010, the City of Dallas approved the recovery of the return, depreciation and taxes associated with the replacement of 100,000 steel service lines across the Mid-Tex Division by September 30, 2012. The RRM in the Mid-Tex Division was entered into as a result of a settlement in the September 20, 2007 Statement of Intent case filed with all Mid-Tex Division cities. Of the 440 incorporated cities served by the Mid-Tex Division, 439 of these cities are part of the RRM process.

The West Texas RRM was entered into in August 2008 as a result of a settlement with the West Texas Coalition of Cities. The Lubbock and Amarillo RRMs were entered into in the spring of 2009. The West Texas Coalition of Cities agreed to extend its RRM for one additional cycle as part of the settlement of this fiscal year’s filing.

During fiscal 2011, the RRC’s Division of Public Safety issued a new rule requiring natural gas distribution companies to develop and implement a risk-based program for the renewal or replacement of distribution facilities, including steel service lines. The rule allows for the deferral of all expense associated with capital expenditures incurred pursuant to this rule, including the recording of interest on the deferred expenses.

Other Ratemaking Activity

The following table summarizes other ratemaking activity during the fiscal years ended September 30, 2011, 2010 and 2009:

			Increase in
			Annual
			Operating	Effective
Division	Jurisdiction	Rate Activity	Income	Date
			(In thousands)

2011 Other Rate Activity:
West Texas	Triangle	Special Contract	$641	07/01/2011
Colorado-Kansas	Kansas	Ad Valorem(1)	685	01/01/2011
Colorado-Kansas	Colorado	AMI(2)	349	12/01/2010

Total 2011 Other Rate Activity			$1,675

2010 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem(1)	$392	01/05/2010

Total 2010 Other Rate Activity			$392

2009 Other Rate Activity:
Colorado-Kansas	Kansas	Tax Surcharge(3)	$631	02/01/2009

Total 2009 Other Rate Activity			$631

(1)	The Ad Valorem filing relates to a collection of property taxes in excess of the amount included in our Kansas service area’s base rates.

(2)	Automated Meter Infrastructure (AMI) relates to a pilot program in the Weld County area of our Colorado service area.

(3)	In the state of Kansas, the tax surcharge represents a true-up of ad valorem taxes paid versus what is designed to be recovered through base rates.

Other Regulation

Each of our natural gas distribution divisions is regulated by various state or local public utility authorities. We are also subject to regulation by the United States Department of Transportation with respect to safety requirements in the operation and maintenance of our gas distribution facilities. In addition, our distribution operations are also subject to various state and federal laws regulating environmental matters. From time to time we receive inquiries regarding various environmental matters. We believe that our properties and operations substantially comply with, and are operated in substantial conformity with, applicable safety and environmental statutes and regulations. There are no administrative or judicial proceedings arising under environmental quality statutes pending or known to be contemplated by governmental agencies which would have a material adverse effect on us or our operations. Our environmental claims have arisen primarily from former manufactured gas plant sites in Tennessee, Iowa and Missouri.

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

Our regulated transmission and storage operations historically have faced limited competition from other existing intrastate pipelines and gas marketers seeking to provide or arrange transportation, storage and other services for customers. However, in the last few years, several new pipelines have been completed, which has increased the level of competition in this segment of our business.

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

Employees

At September 30, 2011, we had 4,949 employees, consisting of 4,817 employees in our regulated operations and 132 employees in our nonregulated operations.

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

Shareholder Relations
Atmos Energy Corporation
P.O. Box 650205
Dallas, Texas 75265-0205
972-855-3729

Corporate Governance

In accordance with and pursuant to relevant related rules and regulations of the SEC as well as corporate governance-related listing standards of the New York Stock Exchange (NYSE), the Board of Directors of the Company has established and periodically updated our Corporate Governance Guidelines and Code of Conduct, which is applicable to all directors, officers and employees of the Company. In addition, in accordance with and pursuant to such NYSE listing standards, our Chief Executive Officer during fiscal 2011, Kim R. Cocklin, certified to the New York Stock Exchange that he was not aware of any violations by the Company of NYSE corporate governance listing standards. The Board of Directors also annually reviews and updates, if necessary, the charters for each of its Audit, Human Resources and Nominating and Corporate Governance Committees. All of the foregoing documents are posted on the Corporate Governance page of our website. We will also provide copies of all corporate governance documents free of charge upon request to Shareholder Relations at the address listed above.

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

Further, if our credit ratings were downgraded, we could be required to provide additional liquidity to our nonregulated segment because the commodity financial instruments markets could become unavailable to us. Our nonregulated segment depends primarily upon a committed credit facility to finance its working capital needs, which it uses primarily to issue standby letters of credit to its natural gas suppliers. A significant reduction in the availability of this facility could require us to provide extra liquidity to support its operations or reduce some of the activities of our nonregulated segment. Our ability to provide extra liquidity is limited by the terms of our existing lending arrangements with AEH, which are subject to annual approval by one state regulatory commission.

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

The slowdown in the U.S. economy in the last few years, together with increased mortgage defaults and significant decreases in the values of homes and investment assets, has adversely affected the financial resources of many domestic households. It is unclear whether the administrative and legislative responses to these conditions will be successful in improving current economic conditions, including the lowering of current high unemployment rates across the U.S. As a result, our customers may seek to use even less gas and it may become more difficult for them to pay their gas bills. This may slow collections and lead to higher than normal levels of accounts receivable. This in turn could increase our financing requirements and bad debt expense. Additionally, our industrial customers may seek alternative energy sources, which could result in lower sales volumes.

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

We provide a cash-balance pension plan and postretirement healthcare benefits to eligible full-time employees. Our costs of providing such benefits and related funding requirements are subject to changes in the market value of the assets funding our pension and postretirement healthcare plans. The fluctuations over the last few years in the values of investments that fund our pension and postretirement healthcare plans may significantly differ from or alter the values and actuarial assumptions we use to calculate our future pension plan expense and postretirement healthcare costs and funding requirements under the Pension Protection Act. Any significant declines in the value of these investments could increase the expenses of our pension and postretirement healthcare plans and related funding requirements in the future. Our costs of providing such benefits and related funding requirements are also subject to changing demographics, including longer life expectancy of beneficiaries and an expected increase in the number of eligible former employees over the next five to ten years, as well as various actuarial calculations and assumptions, which may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates and interest rates and other factors. Also, our costs of providing such benefits are subject to the continuing recovery of these costs through rates.

In addition, the costs of providing health care benefits to our employees could significantly increase over the next five to ten years. Although the full effects of the Health Care Reform Act should not impact the Company until 2014, the future cost of compliance with the provisions of this legislation is difficult to measure at this time.

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

Further, the timing of the recognition for financial accounting purposes of gains or losses resulting from changes in the fair value of derivative financial instruments designated as hedges usually does not match the timing of the economic profits or losses on the item being hedged. This volatility may occur with a resulting increase or decrease in earnings or losses, even though the expected profit margin is essentially unchanged from the date the transactions were consummated. Also, if the local physical markets in which we trade do not move consistently with the NYMEX futures market upon which most of our commodity derivative financial instruments are valued, we could experience increased volatility in the financial results of our nonregulated segment.

Our nonregulated segment manages margins and limits risk exposure on the sale of natural gas inventory or the offsetting fixed-price purchase or sale commitments for physical quantities of natural gas through the use of a variety of financial instruments. However, contractual limitations could adversely affect our ability to withdraw gas from storage, which could cause us to purchase gas at spot prices in a rising market to obtain sufficient volumes to fulfill customer contracts. We could also realize financial losses on our efforts to limit risk as a result of volatility in the market prices of the underlying commodities or if a counterparty fails to perform under a contract. Any significant tightening of the credit markets could cause more of our counterparties to fail to perform than expected. In addition, adverse changes in the creditworthiness of our counterparties could limit the level of trading activities with these parties and increase the risk that these parties may not perform under a contract. These circumstances could also increase our capital requirements.

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

Our natural gas distribution and regulated transmission and storage segments are subject to various regulated returns on our rate base in each jurisdiction in which we operate. We monitor the allowed rates of return and our effectiveness in earning such rates and initiate rate proceedings or operating changes as we believe they are needed. In addition, in the normal course of business in the regulatory environment, assets may be placed in service and historical test periods established before rate cases can be filed that could result in an adjustment of our allowed returns. Once rate cases are filed, regulatory bodies have the authority to suspend implementation of the new rates while studying the cases. Because of this process, we must suffer the negative financial effects of having placed assets in service without the benefit of rate relief, which is commonly referred to as “regulatory lag.” Rate cases also involve a risk of rate reduction, because once rates have been approved, they are still subject to challenge for their reasonableness by appropriate regulatory authorities. In addition, regulators may review our purchases of natural gas and can adjust the amount of our gas costs that we pass through to our customers. Finally, our debt and equity financings are also subject to approval by regulatory commissions in several states, which could limit our ability to access or take advantage of rapid changes in the capital markets.

We may experience increased federal, state and local regulation of the safety of our operations.

We are committed to constantly monitoring and maintaining our pipeline and distribution system to ensure that natural gas is delivered safely, reliably and efficiently through our network of more than 76,000 miles of pipeline and distribution lines. The pipeline replacement programs currently underway in several of our divisions typify the preventive maintenance and continual renewal that we perform on our natural gas distribution system in the 12 states in which we currently operate. The safety and protection of the public, our customers and our employees is our top priority. However, due primarily to the recent unfortunate pipeline incident in California, we anticipate companies in the natural gas distribution business may be subjected to even greater federal, state and local oversight of the safety of their operations in the future. Although we believe these costs are ultimately recoverable through our rates, costs of complying with such increased regulations may have at least a short-term adverse impact on our operating costs and financial results.

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

Since the 2006-2007 winter heating season, we have had weather-normalized rates for over 90 percent of our residential and commercial meters, which has substantially mitigated the adverse effects of warmer-than-normal weather for meters in those service areas. However, there is no assurance that we will continue to receive such regulatory protection from adverse weather in our rates in the future. The loss of such weather — normalized rates could have an adverse effect on our operations and financial results. In addition, our natural gas distribution and regulated transmission and storage operating results may continue to vary somewhat with the actual temperatures during the winter heating season. Sustained cold weather could adversely affect our nonregulated operations as we may be required to purchase gas at spot rates in a rising market to obtain sufficient volumes to fulfill some customer contracts. Additionally, sustained cold weather could challenge our ability to adequately meet customer demand in our natural gas distribution and regulated transmission and storage operations.

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

We must continually build additional capacity in our natural gas distribution system to enable us to serve any growth in the number of our customers. The cost of adding this capacity may be affected by a number of factors, including the general state of the economy and weather. In addition, although we should ultimately recover the cost of the expenditures through rates, we must make significant capital expenditures during the next fiscal year in executing our steel service line replacement program in the Mid-Tex Division. Our cash flows from operations generally are sufficient to supply funding for all our capital expenditures, including the financing of the costs of new construction along with capital expenditures necessary to maintain our existing natural gas system. Due to the timing of these cash flows and capital expenditures, we often must fund at least a portion of these costs through borrowing funds from third party lenders, the cost and availability of which is dependent on the liquidity of the credit markets, interest rates and other market conditions. This in turn may limit our ability to connect new customers to our system due to constraints on the amount of funds we can invest in our infrastructure.

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

In the case of industrial customers, such as manufacturing plants, adverse economic conditions, including higher gas costs, could cause these customers to use alternative sources of energy, such as electricity, or bypass our systems in favor of special competitive contracts with lower per-unit costs. Our regulated transmission and storage operations historically have faced limited competition from other existing intrastate pipelines and gas marketers seeking to provide or arrange transportation, storage and other services for customers. However, in the last few years, several new pipelines have been completed, which has increased the level of competition in this segment of our business. Within our nonregulated operations, AEM competes with other natural gas marketers to provide natural gas management and other related services primarily to smaller customers requiring higher levels of balancing, scheduling and other related management services. AEM has experienced increased competition in recent years primarily from investment banks and major integrated oil and natural gas companies who offer lower cost, basic services.

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

Distribution, transmission and related assets

At September 30, 2011, our natural gas distribution segment owned an aggregate of 70,869 miles of underground distribution and transmission mains throughout our gas distribution systems. These mains are located on easements or rights-of-way which generally provide for perpetual use. We maintain our mains through a program of continuous inspection and repair and believe that our system of mains is in good condition. Our regulated transmission and storage segment owned 5,861 miles of gas transmission and gathering lines and our nonregulated segment owned 105 miles of gas transmission and gathering lines.

Storage Assets

We own underground gas storage facilities in several states to supplement the supply of natural gas in periods of peak demand. The following table summarizes certain information regarding our underground gas storage facilities at September 30, 2011:

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
Nonregulated Segment
Kentucky	3,492,900	3,295,000	6,787,900	71,000
Louisiana	438,583	300,973	739,556	56,000

Total	3,931,483	3,595,973	7,527,456	127,000

Total	60,458,299	30,549,198	91,007,497	1,594,100

(1)	Cushion gas represents the volume of gas that must be retained in a facility to maintain reservoir pressure.

Additionally, we contract for storage service in underground storage facilities on many of the interstate pipelines serving us to supplement our proprietary storage capacity. The following table summarizes our contracted storage capacity at September 30, 2011:

			Maximum
		Maximum	Daily
		Storage	Withdrawal
		Quantity	Quantity
Segment	Division/Company	(MMBtu)	(MDWQ)(1)

Natural Gas Distribution Segment(2)
	Colorado-Kansas Division	4,243,909	108,039
	Kentucky/Mid-States Division	16,835,380	444,339
	Louisiana Division	2,643,192	161,473
	Mississippi Division	3,875,429	165,402
	West Texas Division	2,375,000	81,000

Total		29,972,910	960,253
Nonregulated Segment
	Atmos Energy Marketing, LLC	8,026,869	250,937
	Trans Louisiana Gas Pipeline, Inc.	1,674,000	67,507

Total		9,700,869	318,444

Total Contracted Storage Capacity		39,673,779	1,278,697

(1)	Maximum daily withdrawal quantity (MDWQ) amounts will fluctuate depending upon the season and the month. Unless otherwise noted, MDWQ amounts represent the MDWQ amounts as of November 1, which is the beginning of the winter heating season.

(2)	On October 1, 2011, our Mid-Tex Division signed a new storage contract with a maximum storage quantity of 500,000 MMBtu and maximum daily withdrawal quantity of 50,000 MMBtu.

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

See Note 13 to the consolidated financial statements.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock trades on the New York Stock Exchange under the trading symbol “ATO.” The high and low sale prices and dividends paid per share of our common stock for fiscal 2011 and 2010 are listed below. The high and low prices listed are the closing NYSE quotes, as reported on the NYSE composite tape, for shares of our common stock:

	Fiscal 2011			Fiscal 2010
			Dividends			Dividends
	High	Low	Paid	High	Low	Paid

Quarter ended:
December 31	$31.72	$29.10	$.340	$30.06	$27.39	$.335
March 31	34.98	31.51	.340	29.52	26.52	.335
June 30	34.94	31.34	.340	29.98	26.41	.335
September 30	34.32	28.87	.340	29.81	26.82	.335

			$1.36			$1.34

Dividends are payable at the discretion of our Board of Directors out of legally available funds. The Board of Directors typically declares dividends in the same fiscal quarter in which they are paid. The number of record holders of our common stock on October 31, 2011 was 18,746. Future payments of dividends, and the amounts of these dividends, will depend on our financial condition, results of operations, capital requirements and other factors. We sold no securities during fiscal 2011 that were not registered under the Securities Act of 1933, as amended.

Performance Graph

The performance graph and table below compares the yearly percentage change in our total return to shareholders for the last five fiscal years with the total return of the Standard and Poor’s 500 Stock Index and the cumulative total return of a customized peer company group, the Comparison Company Index, which is comprised of natural gas distribution companies with similar revenues, market capitalizations and asset bases to that of the Company. The graph and table below assume that $100.00 was invested on September 30, 2006 in our common stock, the S&P 500 Index and in the common stock of the companies in the Comparison Company Index, as well as a reinvestment of dividends paid on such investments throughout the period.

Comparison of Five-Year Cumulative Total Return
among Atmos Energy Corporation, S&P 500 Index
and Comparison Company Indices

	Cumulative Total Return
	9/30/06	9/30/07	9/30/08	9/30/09	9/30/10	9/30/11

Atmos Energy Corporation	100.00	103.36	101.92	113.82	123.97	143.45
S&P 500	100.00	116.44	90.85	84.58	93.17	94.24
Peer Group	100.00	116.52	103.24	104.34	128.20	157.38

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

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2011.

	Number of		Number of Securities Remaining
	Securities to be Issued	Weighted-Average	Available for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders:
1998 Long-Term Incentive Plan	86,766	$22.16	319,700

Total equity compensation plans approved by security holders	86,766	22.16	319,700
Equity compensation plans not approved by security holders	—	—	—

Total	86,766	$22.16	319,700

ITEM 6.	Selected Financial Data.

The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements included herein.

	Fiscal Year Ended September 30
	2011(1)	2010	2009(1)	2008	2007 (1)
	(In thousands, except per share data and ratios)

Results of Operations
Operating revenues	$4,347,634	$4,719,835	$4,869,111	$7,117,837	$5,803,177
Gross profit	1,327,241	1,337,505	1,319,678	1,293,922	1,221,078
Operating expenses(1)	885,342	860,354	883,312	878,399	835,353
Operating income	441,899	477,151	436,366	415,523	385,725
Miscellaneous income (expense)	21,499	(156)	(3,067)	3,017	9,227
Interest charges	150,825	154,360	152,638	137,218	145,019
Income from continuing operations before income taxes	312,573	322,635	280,661	281,322	249,933
Income tax expense	113,689	124,362	97,362	107,837	89,105
Income from continuing operations	198,884	198,273	183,299	173,485	160,828
Income from discontinued operations, net of tax	8,717	7,566	7,679	6,846	7,664
Net income	$207,601	$205,839	$190,978	$180,331	$168,492
Weighted average diluted shares outstanding	90,652	92,422	91,620	89,941	87,486
Income per share from continuing operations — diluted	$2.17	$2.12	$1.98	$1.91	$1.82
Income per share from discontinued operations — diluted	0.10	0.08	0.09	0.08	0.09
Diluted net income per share	$2.27	$2.20	$2.07	$1.99	$1.91
Cash flows from operations	$582,844	$726,476	$919,233	$370,933	$547,095
Cash dividends paid per share	$1.36	$1.34	$1.32	$1.30	$1.28
Natural gas distribution throughput from continuing operations (MMcf)(2)	409,369	438,535	393,604	413,491	411,337
Natural gas distribution throughput from discontinued operations (MMcf)(2)	14,651	15,640	15,281	15,863	16,532
Total regulated transmission and storage transportation volumes (MMcf)(2)	435,012	428,599	528,689	595,542	505,493
Total nonregulated delivered gas sales volumes (MMcf)(2)	384,799	353,853	370,569	389,392	370,668
Financial Condition
Net property, plant and equipment(5)	$5,147,918	$4,793,075	$4,439,103	$4,136,859	$3,836,836
Working capital(6)	143,355	(290,887)	91,519	78,017	149,217
Total assets	7,282,871	6,763,791	6,367,083	6,386,699	5,895,197
Short-term debt, inclusive of current maturities of long-term debt	208,830	486,231	72,681	351,327	154,430
Capitalization:
Shareholders’ equity	2,255,421	2,178,348	2,176,761	2,052,492	1,965,754
Long-term debt (excluding current maturities)	2,206,117	1,809,551	2,169,400	2,119,792	2,126,315

Total capitalization	4,461,538	3,987,899	4,346,161	4,172,284	4,092,069
Capital expenditures	622,965	542,636	509,494	472,273	392,435
Financial Ratios
Capitalization ratio(3)	48.3%	48.7%	49.3%	45.4%	46.3%
Return on average shareholders’ equity(4)	9.1%	9.1%	8.9%	8.8%	8.8%

(1)	Financial results for fiscal years 2011, 2009 and 2007 include a $30.3 million, $5.4 million and a $6.3 million pre-tax loss for the impairment of certain assets.

(2)	Net of intersegment eliminations.

(3)	The capitalization ratio is calculated by dividing shareholders’ equity by the sum of total capitalization and short-term debt, inclusive of current maturities of long-term debt.

(4)	The return on average shareholders’ equity is calculated by dividing current year net income by the average of shareholders’ equity for the previous five quarters.

(5)	Amount shown for fiscal 2011 are net of assets held for sale.

(6)	Amount shown for fiscal 2011 includes assets held for sale.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates, including those related to risk management and trading activities, fair value measurements, allowance for doubtful accounts, legal and environmental accruals, insurance accruals, pension and postretirement obligations, deferred income taxes and valuation of goodwill, indefinite-lived intangible assets and other long-lived assets. Our critical accounting policies are reviewed by the Audit Committee periodically. Actual results may differ from estimates.

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

Operating revenues for our regulated transmission and storage and nonregulated segments are recognized in the period in which actual volumes are transported and storage services are provided.

Operating revenues for our nonregulated segment and the associated carrying value of natural gas inventory (inclusive of storage costs) are recognized when we sell the gas and physically deliver it to our customers. Operating revenues include realized gains and losses arising from the settlement of financial instruments used in our natural gas marketing activities and unrealized gains and losses arising from changes in the fair value of natural gas inventory designated as a hedged item in a fair value hedge and the associated financial instruments.

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

Our nonregulated segment aggregates and purchases gas supply, arranges transportation and/or storage logistics and ultimately delivers gas to our customers at competitive prices. We also perform asset optimization activities in which we seek to maximize the economic value associated with storage and transportation capacity we own or control in both our natural gas distribution and nonregulated businesses. As a result of these activities, our nonregulated operations are exposed to risks associated with changes in the market price of natural gas. We manage our exposure to the risk of natural gas price changes through a combination of physical storage and financial instruments, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties.

In our nonregulated segment, we have designated the natural gas inventory held by this operating segment as the hedged item in a fair-value hedge. This inventory is marked to market at the end of each month based on the Gas Daily index, with changes in fair value recognized as unrealized gains or losses in revenue in the period of change. The financial instruments associated with this natural gas inventory have been designated as fair-value hedges and are marked to market each month based upon the NYMEX price with changes in fair value recognized as unrealized gains or losses in revenue in the period of change. Changes in the spreads between the forward natural gas prices used to value the financial instruments designated against our physical inventory (NYMEX) and the market (spot) prices used to value our physical storage (Gas Daily) result in unrealized margins until the underlying physical gas is withdrawn and the related financial instruments are settled. The difference in the spot price used to value our physical inventory and the forward price used to value the related financial instruments can result in volatility in our reported income as a component of unrealized margins. We have elected to exclude this spot/forward differential for purposes of assessing the effectiveness of these fair-value hedges. Once the gas is withdrawn and the financial instruments are settled, the previously unrealized margins associated with these net positions are realized. Over time, we expect gains and losses on the sale of storage gas inventory to be offset by gains and losses on the fair-value hedges, resulting in the realization of the economic gross profit margin we anticipated at the time we structured the original transaction.

We have elected to treat fixed-price forward contracts used in our nonregulated segment to deliver gas as normal purchases and normal sales. As such, these deliveries are recorded on an accrual basis in accordance with our revenue recognition policy. Financial instruments used to mitigate the commodity price risk associated with these contracts have been designated as cash flow hedges of anticipated purchases and sales at indexed prices. Accordingly, unrealized gains and losses on open financial instruments are recorded as a component of accumulated other comprehensive income and are recognized in earnings as a component of revenue when the hedged volumes are sold. Hedge ineffectiveness, to the extent incurred, is reported as a component of revenue.

We also use storage swaps and futures to capture additional storage arbitrage opportunities in our nonregulated segment that arise after the execution of the original fair value hedge associated with our physical natural gas inventory, basis swaps to insulate and protect the economic value of our fixed price and storage books and various over-the-counter and exchange-traded options. These financial instruments have not been designated as hedges.

Financial Instruments Associated with Interest Rate Risk

We periodically manage interest rate risk, typically when we issue new or refinance existing long-term debt with Treasury lock agreements to fix the Treasury yield component of the interest cost associated with anticipated financings. We designate these Treasury lock agreements as cash flow hedges at the time the agreements are executed. Accordingly, unrealized gains and losses associated with the Treasury lock agreements are recorded as a component of accumulated other comprehensive income (loss). The realized gain or loss recognized upon settlement of each Treasury lock agreement is initially recorded as a component of accumulated other comprehensive income (loss) and is recognized as a component of interest expense over the life of the related financing arrangement. Hedge ineffectiveness, to the extent incurred, is reported as a component of interest expense.

Impairment assessments — We perform impairment assessments of our goodwill, intangible assets subject to amortization and long-lived assets. As of September 30, 2011, we had no indefinite-lived intangible assets.

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

Pension and other postretirement plans  — Pension and other postretirement plan costs and liabilities are determined on an actuarial basis using a September 30 measurement date and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates and current demographic and actuarial mortality data. The assumed discount rate and the expected return are the assumptions that generally have the most significant impact on our pension costs and liabilities. The assumed discount rate, the assumed health care cost trend rate and assumed rates of retirement generally have the most significant impact on our postretirement plan costs and liabilities.

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

Actual changes in the fair market value of plan assets and differences between the actual and expected return on plan assets could have a material effect on the amount of pension costs ultimately recognized. A 0.25 percent change in our discount rate would impact our pension and postretirement costs by approximately $1.9 million. A 0.25 percent change in our expected rate of return would impact our pension and postretirement costs by approximately $0.8 million.

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

During fiscal 2011, we earned $207.6 million, or $2.27 per diluted share, which represents a one percent increase in net income and a three percent increase in diluted net income per share over fiscal 2010. During fiscal 2011, recent improvements in rate designs in our natural gas distribution segment and a successful regulatory outcome in our regulated transmission and storage segment offset a seven percent year-over-year decline in consolidated natural gas distribution throughput due to warmer weather and a 108 percent decrease in asset optimization margins as a result of weak natural gas market fundamentals. Results for fiscal 2011 were influenced by several non-recurring items, which increased diluted earnings per share by $0.03. The increase in fiscal 2011 earnings per share also reflects the favorable impact of our accelerated share buyback agreement initiated in the fourth quarter of fiscal 2010 and completed in the second quarter of fiscal 2011, which increased diluted earnings per share by $0.08.

On May 12, 2011, we entered into a definitive agreement to sell all of our natural gas distribution assets located in Missouri, Illinois and Iowa to Liberty Energy (Midstates) Corporation, an affiliate of Algonquin Power & Utilities Corp. for a cash price of approximately $124 million. The agreement contains terms and conditions customary for transactions of this type, including typical adjustments to the purchase price at closing, if applicable. The closing of the transaction is subject to the satisfaction of customary conditions including the receipt of applicable regulatory approvals. Due to the pending sales transaction, the results of operations for these three service areas are shown in discontinued operations.

On June 10, 2011 we issued $400 million of 5.50% senior notes. The effective interest rate on these notes is 5.381 percent, after giving effect to offering costs and the settlement of the $300 million Treasury locks associated with the offering. Substantially all of the net proceeds of approximately $394 million were used to repay $350 million of outstanding commercial paper. The remainder of the net proceeds was used for general corporate purposes. The Treasury locks were settled on June 7, 2011 with the receipt of $20.1 million from the counterparties due to an increase in the 30-year Treasury lock rates between inception of the Treasury locks and settlement. Because the Treasury locks were effective, the net $12.6 million unrealized gain was recorded as a component of accumulated other comprehensive income and will be recognized as a component of interest expense over the 30-year life of the senior notes.

During the year ended September 30, 2011, we executed on our strategy to streamline our credit facilities, as follows:

•	On May 2, 2011, we replaced our five-year $566.7 million unsecured credit facility, due to expire in December 2011, with a five-year $750 million unsecured credit facility with an accordion feature that could increase our borrowing capacity to $1.0 billion.

•	In December 2010, we replaced AEM’s $450 million 364-day facility with a $200 million, three-year facility. The reduced amount of the new facility is due to the current low cost of gas and AEM’s ability to access an intercompany facility that was increased in fiscal 2011; however, this facility contains an accordion feature that could increase our borrowing capacity to $500 million.

•	In October 2010, we replaced our $200 million 364-day revolving credit agreement with a $200 million 180-day revolving credit agreement that expired in April 2011. As planned, we did not replace or extend this agreement.

After giving effect to these changes, we now have $985 million of liquidity available to us from our commercial paper program and four committed credit facilities and have reduced our financing costs. We believe this availability provides sufficient liquidity to fund our working capital needs.

Consolidated Results

The following table presents our consolidated financial highlights for the fiscal years ended September 30, 2011, 2010 and 2009.

	For the Fiscal Year Ended September 30
	2011	2010	2009
	(In thousands, except per share data)

Operating revenues	$4,347,634	$4,719,835	$4,869,111
Gross profit	1,327,241	1,337,505	1,319,678
Operating expenses	885,342	860,354	883,312
Operating income	441,899	477,151	436,366
Miscellaneous income (expense)	21,499	(156)	(3,067)
Interest charges	150,825	154,360	152,638
Income from continuing operations before income taxes	312,573	322,635	280,661
Income tax expense	113,689	124,362	97,362
Income from continuing operations	198,884	198,273	183,299
Income from discontinued operations, net of tax	8,717	7,566	7,679
Net income	$207,601	$205,839	$190,978
Diluted net income per share from continuing operations	$2.17	$2.12	$1.98
Diluted net income per share from discontinued operations	$0.10	$0.08	$0.09
Diluted net income per share	$2.27	$2.20	$2.07

Historically, our regulated operations arising from our natural gas distribution and regulated transmission and storage operations contributed 65 to 85 percent of our consolidated net income. Regulated operations contributed 104 percent, 81 percent and 83 percent to our consolidated net income for fiscal years 2011, 2010, and 2009. Our consolidated net income during the last three fiscal years was earned across our business segments as follows:

	For the Fiscal Year Ended September 30
	2011	2010	2009
	(In thousands)

Natural gas distribution segment	$162,718	$125,949	$116,807
Regulated transmission and storage segment	52,415	41,486	41,056
Nonregulated segment	(7,532)	38,404	33,115

Net income	$207,601	$205,839	$190,978

The following table segregates our consolidated net income and diluted earnings per share between our regulated and nonregulated operations:

	For the Fiscal Year Ended September 30
	2011	2010	2009
	(In thousands, except per share data)

Regulated operations	$215,133	$167,435	$157,863
Nonregulated operations	(7,532)	38,404	33,115

Consolidated net income	$207,601	$205,839	$190,978

Diluted EPS from regulated operations	$2.35	$1.79	$1.71
Diluted EPS from nonregulated operations	(0.08)	0.41	0.36

Consolidated diluted EPS	$2.27	$2.20	$2.07

We reported net income of $207.6 million, or $2.27 per diluted share for the year ended September 30, 2011, compared with net income of $205.8 million or $2.20 per diluted share in the prior year. Income from continuing operations was $198.9 million, or $2.17 per diluted share compared with $198.3 million, or $2.12 per diluted share in the prior-year period. Income from discontinued operations was $8.7 million or $0.10 per diluted share for the year, compared with $7.6 million or $0.08 per diluted share in the prior year. Unrealized losses in our nonregulated operations during the current year reduced net income by $6.6 million or $0.07 per diluted share compared with net losses recorded in the prior year of $4.3 million, or $0.05 per diluted share. Additionally, net income in both periods was impacted by nonrecurring items. In the prior year, net income included the net positive impact of a state sales tax refund of $4.6 million, or $0.05 per diluted share. In the current year, net income includes the net positive impact of several one-time items totaling $3.2 million, or $0.03 per diluted share related to the following pre-tax amounts:

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

Net income during fiscal 2010 increased eight percent over fiscal 2009. Net income from our regulated operations increased six percent during fiscal 2010. The increase primarily reflects colder than normal weather in most of our service areas during fiscal 2010 as well as the net favorable impact of various ratemaking activities in our natural gas distribution segment. Net income in our nonregulated operations increased $5.3 million during fiscal 2010 primarily due to the impact of unrealized margins. Non-cash, net unrealized losses totaled $4.3 million which reduced earnings per share by $0.05 per diluted share in fiscal 2010 compared to fiscal 2009, when net unrealized losses totaled $21.6 million, which reduced earnings per share by $0.23 per diluted share.

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

As discussed above, the cost of gas typically does not have a direct impact on our gross profit. However, higher gas costs may adversely impact our accounts receivable collections, resulting in higher bad debt expense, and may require us to increase borrowings under our credit facilities resulting in higher interest expense. In addition, higher gas costs, as well as competitive factors in the industry and general economic conditions may cause customers to conserve or, in the case of industrial consumers, to use alternative energy sources. However, gas cost risk has been mitigated in recent years through improvements in rate design that allow us to collect from our customers the gas cost portion of our bad debt expense on approximately 73 percent of our residential and commercial margins.

In May 2011, we announced that we had entered into a definitive agreement to sell our natural gas distribution operations in Missouri, Illinois and Iowa. The results of these operations have been separately reported in the following tables and exclude general corporate overhead and interest expense that would normally be allocated to these operations.

Review of Financial and Operating Results

Financial and operational highlights for our natural gas distribution segment for the fiscal years ended September 30, 2011, 2010 and 2009 are presented below.

	For the Fiscal Year Ended September 30
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
		(In thousands, unless otherwise noted)

Gross profit	$1,044,364	$1,022,011	$997,604	$22,353	$24,407
Operating expenses	706,363	711,842	719,626	(5,479)	(7,784)

Operating income	338,001	310,169	277,978	27,832	32,191
Miscellaneous income	16,557	1,567	6,002	14,990	(4,435)
Interest charges	115,802	118,319	123,863	(2,517)	(5,544)

Income from continuing operations before income taxes	238,756	193,417	160,117	45,339	33,300
Income tax expense	84,755	75,034	50,989	9,721	24,045

Income from continuing operations	154,001	118,383	109,128	35,618	9,255
Income from discontinued operations, net of tax	8,717	7,566	7,679	1,151	(113)

Net Income	$162,718	$125,949	$116,807	$36,769	$9,142

Consolidated natural gas distribution sales volumes from continuing operations — MMcf	281,466	313,888	273,555	(32,422)	40,333
Consolidated natural gas distribution transportation volumes from continuing operations — MMcf	127,903	124,647	120,049	3,256	4,598

Consolidated natural gas distribution throughput from continuing operations — MMcf	409,369	438,535	393,604	(29,166)	44,931
Consolidated natural gas distribution throughput from discontinued operations — MMcf	14,651	15,640	15,281	(989)	359

Total consolidated natural gas distribution throughput — MMcf	424,020	454,175	408,885	(30,155)	45,290

Consolidated natural gas distribution average transportation revenue per Mcf	$0.47	$0.47	$0.47	$—	$—
Consolidated natural gas distribution average cost of gas per Mcf sold	$5.30	$5.77	$6.95	$(0.47)	$(1.18)

The following table shows our operating income from continuing operations by natural gas distribution division, in order of total rate base, for the fiscal years ended September 30, 2011, 2010 and 2009. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	For the Fiscal Year Ended September 30
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In thousands)

Mid-Tex	$144,204	$134,655	$127,625	$9,549	$7,030
Kentucky/Mid-States	53,506	46,238	37,683	7,268	8,555
Louisiana	50,442	45,759	43,434	4,683	2,325
West Texas	29,686	33,509	23,338	(3,823)	10,171
Mississippi	26,338	26,441	21,287	(103)	5,154
Colorado-Kansas	25,920	24,543	20,580	1,377	3,963
Other	7,905	(976)	4,031	8,881	(5,007)

Total	$338,001	$310,169	$277,978	$27,832	$32,191

Fiscal year ended September 30, 2011 compared with fiscal year ended September 30, 2010

The $22.4 million increase in natural gas distribution gross profit primarily reflects a $40.4 million net increase in rate adjustments, primarily in the Mid-Tex, Louisiana, Kentucky and Kansas service areas.

These increases were partially offset by:

•	$12.0 million decrease due to a seven percent decrease in consolidated throughput caused principally by lower residential and commercial consumption combined with warmer weather this fiscal year compared to the same period last year in most of our service areas.

•	$8.1 million decrease in revenue-related taxes, primarily due to lower revenues on which the tax is calculated.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income decreased $5.5 million, primarily due to the following:

•	$10.0 million decrease in taxes, other than income, due to lower revenue-related taxes.

•	$6.4 million decrease in employee-related expenses.

These decreases were partially offset by:

•	$5.4 million increase due to the absence of a state sales tax reimbursement received in the prior year.

•	$11.8 million increase in depreciation and amortization expense.

•	$1.8 million increase in vehicles and equipment expense.

Net income for this segment for the year-to-date period was also favorably impacted by a $21.8 million pre-tax gain recognized in March 2011 as a result of unwinding two Treasury locks and a $5.0 million income tax benefit related to the administrative settlement of various income tax positions.

Fiscal year ended September 30, 2010 compared with fiscal year ended September 30, 2009

The $24.4 million increase in natural gas distribution gross profit primarily reflects rate adjustments and increased throughput as follows:

•	$33.4 million net increase in rate adjustments, primarily in the West Texas, Mid-Tex, Louisiana, Kentucky, Tennessee, Virginia and Mississippi service areas.

•	$10.6 million increase as a result of an 11 percent increase in consolidated throughput primarily associated with higher residential and commercial consumption and colder weather in most of our service areas.

These increases were partially offset by:

•	$7.6 million decrease due to a non-recurring adjustment recorded in the prior-year period to update the estimate for gas delivered to customers but not yet billed to reflect base rate changes.

•	$7.0 million decrease related to a prior-year reversal of an accrual for estimated unrecoverable gas costs that did not recur in the current year.

•	$1.6 million decrease in revenue-related taxes, primarily due to a decrease in revenues on which the tax is calculated.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense, taxes, other than income and asset impairments decreased $7.8 million, primarily due to the following:

•	$5.4 million decrease due to a state sales tax reimbursement received in March 2010.

•	$4.6 million decrease due to the absence of an impairment charge for available-for-sale securities recorded in the prior year.

•	$4.5 million decrease in contract labor expenses.

•	$4.6 million decrease in travel, legal and other administrative costs.

These decreases were partially offset by:

•	$7.5 million increase in employee-related expenses.

•	$4.5 million increase in taxes, other than income.

Miscellaneous income decreased $4.4 million due to lower interest income. Interest charges decreased $5.5 million primarily due to lower short-term debt balances and interest rates.

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

Similar to our natural gas distribution segment, our regulated transmission and storage segment is impacted by seasonal weather patterns, competitive factors in the energy industry and economic conditions in our Mid-Tex service area. Natural gas prices do not directly impact the results of this segment as revenues are derived from the transportation of natural gas. However, natural gas prices and demand for natural gas could influence the level of drilling activity in the markets that we serve, which may influence the level of throughput we may be able to transport on our pipeline. Further, natural gas price differences between the various hubs that we serve could influence customers to transport gas through our pipeline to capture arbitrage gains.

The results of Atmos Pipeline — Texas Division are also significantly impacted by the natural gas requirements of the Mid-Tex Division because it is the primary supplier of natural gas for our Mid-Tex Division.

Finally, as a regulated pipeline, the operations of the Atmos Pipeline — Texas Division may be impacted by the timing of when costs and expenses are incurred and when these costs and expenses are recovered through its tariffs.

Review of Financial and Operating Results

Financial and operational highlights for our regulated transmission and storage segment for the fiscal years ended September 30, 2011, 2010, and 2009 are presented below.

	For the Fiscal Year Ended September 30
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
		(In thousands, unless otherwise noted)

Mid-Tex Division transportation	$125,973	$102,891	$89,348	$23,082	$13,543
Third-party transportation	73,676	73,648	95,314	28	(21,666)
Storage and park and lend services	7,995	10,657	11,858	(2,662)	(1,201)
Other	11,729	15,817	13,138	(4,088)	2,679

Gross profit	219,373	203,013	209,658	16,360	(6,645)
Operating expenses	111,098	105,975	116,495	5,123	(10,520)

Operating income	108,275	97,038	93,163	11,237	3,875
Miscellaneous income	4,715	135	1,433	4,580	(1,298)
Interest charges	31,432	31,174	30,982	258	192

Income before income taxes	81,558	65,999	63,614	15,559	2,385
Income tax expense	29,143	24,513	22,558	4,630	1,955

Net income	$52,415	$41,486	$41,056	$10,929	$430

Gross pipeline transportation volumes — MMcf	620,904	634,885	706,132	(13,981)	(71,247)

Consolidated pipeline transportation volumes — MMcf	435,012	428,599	528,689	6,413	(100,090)

Fiscal year ended September 30, 2011 compared with fiscal year ended September 30, 2010

On April 18, 2011, the Railroad Commission of Texas (RRC) issued an order in the rate case of Atmos Pipeline — Texas (APT) that was originally filed in September 2010. The RRC approved an annual operating income increase of $20.4 million as well as the following major provisions that went into effect with bills rendered on and after May 1, 2011:

•	Authorized return on equity of 11.8 percent.

•	A capital structure of 49.5 percent debt/50.5 percent equity

•	Approval of a rate base of $807.7 million, compared to the $417.1 million rate base from the prior rate case.

•	An annual adjustment mechanism, which was approved for a three-year pilot program, that will adjust regulated rates up or down by 75 percent of the difference between APT’s non-regulated annual revenue and a pre-defined base credit.

•	Approval of a straight fixed variable rate design, under which all fixed costs associated with transportation and storage services are recovered through monthly customer charges.

The $16.4 million increase in regulated transmission and storage gross profit was attributable primarily to the following:

•	$23.4 million net increase as a result of the rate case that was finalized and became effective in May 2011.

•	$3.2 million increase associated with our most recent GRIP filing.

These increases were partially offset by the following:

•	$4.8 million decrease due to the absence of the sale of excess gas, which occurred in the prior year.

•	$4.4 million decrease due to a decline in throughput to our Mid-Tex Division primarily due to warmer than normal weather during fiscal 2011.

Operating expenses increased $5.1 million primarily due to the following:

•	$4.6 million increase due to higher depreciation expense.

•	$2.0 million increase due to the absence of a state sales tax reimbursement received in the prior year.

These increases were partially offset by the following:

•	$0.8 million decrease related to lower levels of pipeline maintenance activities.

•	$0.7 million decrease due to lower employee-related expenses.

Miscellaneous income includes a $6.0 million gain recognized in March 2011 as a result of unwinding two Treasury locks.

Fiscal year ended September 30, 2010 compared with fiscal year ended September 30, 2009

The $6.6 million decrease in regulated transmission and storage gross profit was attributable primarily to the following factors:

•	$13.3 million decrease due to lower transportation fees on through-system deliveries due to narrower basis spreads.

•	$2.6 million decrease due to decreased through-system volumes primarily associated with market conditions that resulted in reduced wellhead production, decreased drilling activity and increased competition, partially offset by increased deliveries to our Mid-Tex Division.

•	$1.6 million net decrease in market-based demand fees, priority reservation fees and compression activity associated with lower throughput.

These decreases were partially offset by the following:

•	$9.3 million increase associated with our GRIP filings.

•	$2.0 million increase of excess inventory sales in the current-year period.

Operating expenses decreased $10.5 million primarily due to:

•	$11.8 million decrease related to reduced contract labor.

•	$2.0 million decrease due to a state sales tax reimbursement received in March 2010.

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

Volatility in natural gas prices also has a significant impact on our nonregulated segment. Increased price volatility often has a significant impact on the spreads between the market (spot) prices and forward natural gas prices, which creates opportunities to earn higher arbitrage spreads within our asset optimization activities. Volatility could also impact the basis differentials we capture in our delivered gas activities. However, increased volatility impacts the amounts of unrealized margins recorded in our gross profit and could cause an increase in the amount of cash required to collateralize our risk management liabilities.

Review of Financial and Operating Results

Financial and operational highlights for our nonregulated segment for the fiscal years ended September 30, 2011, 2010 and 2009 are presented below. Gross profit margin consists primarily of margins earned from the delivery of gas and related services requested by our customers, margins earned from storage and transportation services and margins earned from asset optimization activities, which are derived from the utilization of our proprietary and managed third-party storage and transportation assets to capture favorable arbitrage spreads through natural gas trading activities.

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

	For the Fiscal Year Ended September 30
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
		(In thousands, unless otherwise noted)

Realized margins
Gas delivery and related services	$58,990	$59,523	$75,341	$(533)	$(15,818)
Storage and transportation services	14,570	13,206	12,784	1,364	422
Other	5,265	5,347	9,365	(82)	(4,018)

	78,825	78,076	97,490	749	(19,414)
Asset optimization(1)	(3,424)	43,805	52,507	(47,229)	(8,702)

Total realized margins	75,401	121,881	149,997	(46,480)	(28,116)
Unrealized margins	(10,401)	(7,790)	(35,889)	(2,611)	28,099

Gross profit	65,000	114,091	114,108	(49,091)	(17)
Operating expenses, excluding asset impairment	39,113	44,147	49,046	(5,034)	(4,899)
Asset impairment	30,270	—	181	30,270	(181)

Operating income (loss)	(4,383)	69,944	64,881	(74,327)	5,063
Miscellaneous income	657	3,859	6,399	(3,202)	(2,540)
Interest charges	4,015	10,584	14,350	(6,569)	(3,766)

Income (loss) before income taxes	(7,741)	63,219	56,930	(70,960)	6,289
Income tax expense (benefit)	(209)	24,815	23,815	(25,024)	1,000

Net income (loss)	$(7,532)	$38,404	$33,115	$(45,936)	$5,289

Gross nonregulated delivered gas sales volumes — MMcf	446,903	420,203	441,081	26,700	(20,878)

Consolidated nonregulated delivered gas sales volumes — MMcf	384,799	353,853	370,569	30,946	(16,716)

Net physical position (Bcf)	21.0	15.7	15.9	5.3	(0.2)

(1)	Net of storage fees of $15.2 million, $13.2 million and $10.8 million.

Fiscal year ended September 30, 2011 compared with fiscal year ended September 30, 2010

Realized margins for gas delivery, storage and transportation services and other services were $78.8 million during the year ended September 30, 2011 compared with $78.1 million for the prior-year period. The increase primarily reflects the following:

•	$1.4 million increase in margins from storage and transportation services, primarily attributable to new drilling projects in the Barnett Shale area.

•	$0.6 million decrease in gas delivery and other services primarily due to lower per-unit margins partially offset by a nine percent increase in consolidated delivered gas sales volumes due to new customers in the power generation market. Per-unit margins were $0.13/Mcf in the current year compared with $0.14/Mcf in the prior year. The year-over-year decrease in per-unit margins reflects the impact of increased competition and lower basis spreads.

The $47.2 million decrease in realized asset optimization margins from the prior year primarily reflects the unfavorable impact of weak natural gas market fundamentals which provided fewer favorable trading opportunities.

Unrealized margins decreased $2.6 million in the current period compared to the prior-year period primarily due to the timing of year-over-year realized margins.

Operating expenses decreased $5.0 million primarily due to lower employee-related expenses and ad valorem taxes.

During fiscal 2011, our nonregulated segment recognized $30.3 million of non-cash asset impairment charges associated with two projects. In March 2011, we recorded a $19.3 million charge to substantially write off our investment in Fort Necessity. This project began in February 2008 when Atmos Pipeline and Storage, LLC, a subsidiary of AEH, announced plans to construct and operate a salt-cavern storage project in Franklin Parish, Louisiana. In March 2010, we entered into an option and acquisition agreement with a third party, which provided the third party with the exclusive option to develop the proposed Fort Necessity salt-dome natural gas storage project. In July 2010, we agreed with the third party to extend the option period to March 2011. In January 2011, the third party developer notified us that it did not plan to commence the activities required to allow it to exercise the option by March 2011; accordingly, the option was terminated. At that time, we evaluated our strategic alternatives and concluded the project’s returns did not meet our investment objectives. Additionally, during the third quarter of fiscal 2011, we recorded an $11.0 million non-cash charge to impair certain natural gas gathering assets of Atmos Gathering Company. The charge reflected a reduction in the value of the project due to the current low natural gas price environment and the adverse impact of an ongoing lawsuit associated with the project.

Interest charges decreased $6.6 million primarily due to a decrease in intercompany borrowings.

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

The following table presents AEH’s economic value and its potential gross profit (loss) at September 30, 2011 and 2010.

	September 30
	2011	2010
	(In millions, unless otherwise noted)

Economic value	$4.9	$(7.5)
Associated unrealized losses	14.7	12.8

Subtotal	19.6	5.3
Related fees(1)	(17.7)	(10.6)

Potential gross profit (loss)	$1.9	$(5.3)

Net physical position (Bcf)	21.0	15.7

(1)	Related fees represent the contractual costs to acquire the storage capacity utilized in our nonregulated segment’s asset optimization operations. The fees primarily consist of demand fees and contractual obligations to sell gas below market index in exchange for the right to manage and optimize third party storage assets for the positions we have entered into as of September 30, 2011 and 2010.

During the 2011 fiscal year, our nonregulated segment’s economic value increased from a negative economic value of ($7.5) million, or ($0.48)/Mcf at September 30, 2010 to $4.9 million, or $0.23/Mcf at September 30, 2011.

The increase in economic value was attributable to several factors including an increase in the captured spread value resulting from realizing financial instruments with lower spread values, entering into financial hedges with higher average prices and rolling financial instruments to forward periods to capture incremental value. Additionally, as a result of falling gas prices throughout the year, we injected a net 5.3 Bcf, which reduced the overall weighted average cost of gas held in storage.

The economic value is based upon planned storage injection and withdrawal schedules and its realization is contingent upon the execution of this plan, weather and other execution factors. Since AEH actively manages and optimizes its portfolio to attempt to enhance the future profitability of its storage position, it may change its scheduled storage injection and withdrawal plans from one time period to another based on market conditions. Therefore, we cannot ensure that the economic value or the potential gross profit as of September 30, 2011 will be fully realized in the future nor can we predict in what time periods such realization may occur. Further, if we experience operational or other issues which limit our ability to optimally manage our stored gas positions, our earnings could be adversely impacted.

Fiscal year ended September 30, 2010 compared with fiscal year ended September 30, 2009

Realized margins for gas delivery, storage and transportation services and other services contributed 64 percent to total realized margins during fiscal 2010, with asset optimization activities contributing the remaining 36 percent. In fiscal 2009, gas delivery, storage and transportation services and other services represented 65 percent of the nonregulated segment’s realized margins with asset optimization contributing the remaining 35 percent. The $28.1 million decrease in realized gross profit reflected:

•	$19.4 million decrease in gas delivery, storage and transportation services and other services as a result of narrowing basis spreads, combined with lower delivered sales volumes. Per-unit delivered gas margins were $0.14/Mcf in fiscal 2010, compared with $0.17/Mcf in fiscal 2009, while delivered gas volumes were 5 percent lower in fiscal 2010 when compared with fiscal 2009.

•	$8.7 million decrease in asset optimization due to lower margins earned on storage optimization activities, lower basis gains earned from utilizing leased capacity and lower margins earned on asset management plans, partially offset by higher realized storage and trading gains during fiscal 2010.

The decrease in realized gross profit was offset by a $28.1 million increase in unrealized margins due to the period-over-period timing of storage withdrawal gains and the associated reversal of unrealized gains into realized gains.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense, taxes, other than income taxes, and asset impairments decreased $5.1 million primarily due a decrease in employee and other administrative costs, partially offset by an increase in gas gathering activities.

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

We regularly evaluate our funding strategy and profile to ensure that we have sufficient liquidity for our short-term and long-term needs in a cost-effective manner. We also evaluate the levels of committed borrowing capacity that we require. During fiscal 2011, we executed on our strategy of consolidating our short-term facilities used for our regulated operations into a single line of credit, including the following:

•	On May 2, 2011, we replaced our five-year $566.7 million unsecured credit facility, due to expire in December 2011, with a five-year $750 million unsecured credit facility with an accordion feature that could increase our borrowing capacity to $1.0 billion.

•	In December 2010, we replaced AEM’s $450 million 364-day facility with a $200 million, three-year facility. The reduced amount of the new facility is due to the current low cost of gas and AEM’s ability to access an intercompany facility that was increased during fiscal 2011; however, this facility contains an accordion feature that could increase our borrowing capacity to $500 million.

•	In October 2010, we replaced our $200 million 364-day revolving credit agreement with a $200 million 180-day revolving credit agreement that expired in April 2011. As planned, we did not replace or extend this agreement.

As a result of these changes, we now have $985 million of availability from our commercial paper program and four committed revolving credit facilities with third parties.

Our $350 million 7.375% senior notes were paid on their maturity date on May 15, 2011 using commercial paper borrowings. In effect, we refinanced this debt on a long-term basis through the issuance of $400 million 5.50% 30-year unsecured senior notes on June 10, 2011. On September 30, 2010, we entered into three Treasury lock agreements to fix the Treasury yield component of the interest cost of financing the anticipated issuances of senior notes. The Treasury locks were settled on June 7, 2011 with the receipt of $20.1 million from the counterparties due to an increase in the 30-year Treasury lock rates between inception of the Treasury lock and settlement. The effective interest rate on these notes is 5.381 percent, after giving effect to offering costs and the settlement of the $300 million Treasury locks. Substantially all of the net proceeds of approximately $394 million were used to repay $350 million of outstanding commercial paper. The remainder of the net proceeds was used for general corporate purposes.

Additionally, we had planned to issue $250 million of 30-year unsecured notes in November 2011 to fund our capital expenditure program. In September 2010, we entered into two Treasury lock agreements to fix the Treasury yield component of the interest cost associated with the anticipated issuance of these senior notes, which were designated as cash flow hedges. Due primarily to stronger than anticipated cash flows primarily resulting from the extension of the Bush tax cuts that allow the continued use of bonus depreciation on qualifying expenditures through December 31, 2011, the need to issue $250 million of debt in November was eliminated and the related Treasury lock agreements were unwound. A pretax cash gain of approximately $28 million was recorded in March 2011.

Finally, we intend to refinance our $250 million unsecured 5.125% Senior Notes that mature in January 2013 through the issuance of $350 million 30-year unsecured notes. In August 2011, we entered into three Treasury lock agreements to fix the Treasury yield component of the interest cost associated with the anticipated issuances of these senior notes. We designated all of these Treasury locks as cash flow hedges.

We believe the liquidity provided by our senior notes and committed credit facilities, combined with our operating cash flows, will be sufficient to fund our working capital needs and capital expenditure program for fiscal year 2012.

Cash Flows

Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, the price for our services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.

Cash flows from operating, investing and financing activities for the years ended September 30, 2011, 2010 and 2009 are presented below.

	For the Fiscal Year Ended September 30
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
			(In thousands)

Total cash provided by (used in)
Operating activities	$582,844	$726,476	$919,233	$(143,632)	$(192,757)
Investing activities	(627,386)	(542,702)	(517,201)	(84,684)	(25,501)
Financing activities	44,009	(163,025)	(337,546)	207,034	174,521

Change in cash and cash equivalents	(533)	20,749	64,486	(21,282)	(43,737)
Cash and cash equivalents at beginning of period	131,952	111,203	46,717	20,749	64,486

Cash and cash equivalents at end of period	$131,419	$131,952	$111,203	$(533)	$20,749

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

Fiscal Year ended September 30, 2011 compared with fiscal year ended September 30, 2010

For the fiscal year ended September 30, 2011, we generated operating cash flow of $582.8 million from operating activities compared with $726.5 million in the prior year. The year-over-year decrease reflects the absence of an $85 million income tax refund received in the prior year coupled with the timing of gas cost recoveries under our purchased gas cost mechanisms and other net working capital changes.

Fiscal Year ended September 30, 2010 compared with fiscal year ended September 30, 2009

For the fiscal year ended September 30, 2010, we generated operating cash flow of $726.5 million from operating activities compared with $919.2 million in fiscal 2009, primarily due to the fluctuation in gas costs. Gas costs, which reached historically high levels during the 2008 injection season, declined sharply when the economy slipped into the recession and have remained relatively stable since that time. Operating cash flows for the fiscal 2010 period reflect the recovery of lower gas costs through purchased gas recovery mechanisms and sales. This is in contrast to the fiscal 2009 period, where operating cash flows were favorably influenced by the recovery of high gas costs during a period of falling prices.

Cash flows from investing activities

In recent fiscal years, a substantial portion of our cash resources has been used to fund our ongoing construction program and improvements to information technology systems. Our ongoing construction program enables us to provide safe and reliable natural gas distribution services to our existing customer base, expand our natural gas distribution services into new markets, enhance the integrity of our pipelines and, more recently, expand our intrastate pipeline network. In executing our current rate strategy, we are focusing our capital spending in jurisdictions that permit us to earn an adequate return timely on our investment without compromising the safety or reliability of our system. Currently, our Mid-Tex, Louisiana, Mississippi and West Texas natural gas distribution divisions and our Atmos Pipeline — Texas Division have rate designs that provide the opportunity to include in their rate base approved capital costs on a periodic basis without being required to file a rate case.

In early fiscal 2010, two coalitions of cities, representing the majority of the cities our Mid-Tex Division serves, agreed to a program of installing, beginning in the first quarter of fiscal 2011, 100,000 steel service line replacements during fiscal 2011 and 2012, with approved recovery of the associated return, depreciation and taxes. During fiscal 2011, we replaced 35,852 lines for a cost of $49.7 million. The program is progressing on schedule for completion in September 2012. As a result of this project and spending to replace our regulated customer service systems and our nonregulated energy trading risk management system, we anticipate capital expenditures will remain elevated during the next fiscal year.

For the fiscal year ended September 30, 2011, we incurred $623.0 million for capital expenditures compared with $542.6 million for the fiscal year ended September 30, 2010 and $509.5 million for the fiscal year ended September 30, 2009.

The $80.4 million increase in capital expenditures in fiscal 2011 compared to fiscal 2010 primarily reflects spending for the steel service line replacement program in the Mid-Tex Division, the development of new customer billing and information systems for our natural gas distribution and our nonregulated segments and the construction of a new customer contact center in Amarillo, Texas, partially offset by costs incurred in the prior fiscal year to relocate the company’s information technology data center.

The $33.1 million increase in capital expenditures in fiscal 2010 compared to fiscal 2009 primarily reflects spending for the relocation of our information technology data center to a new facility, the construction of two service centers and the steel service line replacement program in our Mid-Tex Division.

Cash flows from financing activities

For the fiscal year ended September 30, 2011, our financing activities generated $44.0 million in cash, while financing activities for the fiscal year ended September 30, 2010 used $163.0 million in cash compared with cash of $337.5 million used for the fiscal year ended September 30, 2009. Our significant financing activities for the fiscal years ended September 30, 2011, 2010 and 2009 are summarized as follows:

2011

During the fiscal year ended September 30, 2011, we:

•	Received $394.5 million net cash proceeds in June 2011 related to the issuance of $400 million 5.50% senior notes due 2041.

•	Borrowed a net $83.3 million under our short-term facilities to fund working capital needs.

•	Received $27.8 million cash in March 2011 related to the unwinding of two Treasury locks.

•	Received $20.1 million cash in June 2011 related to the settlement of three Treasury locks associated with the $400 million 5.50% senior notes offering.

•	Received $7.8 million net proceeds related to the issuance of 0.3 million shares of common stock.

•	Paid $360.1 million for scheduled long-term debt repayments, including our $350 million 7.375% senior notes that were paid on their maturity date on May 15, 2011.

•	Paid $124.0 million in cash dividends which reflected a payout ratio of 60 percent of net income.

•	Paid $5.3 million for the repurchase of equity awards.

2010

During the fiscal year ended September 30, 2010, we:

•	Paid $124.3 million in cash dividends which reflected a payout ratio of 61 percent of net income.

•	Paid $100.5 million for the repurchase of common stock under an accelerated share repurchase agreement.

•	Borrowed a net $54.3 million under our short-term facilities due to the impact of seasonal natural gas purchases.

•	Received $8.8 million net proceeds related to the issuance of 0.4 million shares of common stock, which is a 68 percent decrease compared to the prior year due primarily to the fact that beginning in fiscal 2010 shares were purchased on the open market rather than being issued by us to the Direct Stock Purchase Plan and the Retirement Savings Plan.

•	Paid $1.2 million to repurchase equity awards.

2009

During the fiscal year ended September 30, 2009, we:

•	Paid $407.4 million to repay our $400 million 4.00% unsecured notes.

•	Repaid a net $284.0 million short-term borrowings under our credit facilities.

•	Paid $121.5 million in cash dividends which reflected a payout ratio of 64 percent of net income.

•	Received $445.6 million in net proceeds related to the March 2009 issuance of $450 million of 8.50% Senior Notes due 2019. The net proceeds were used to repay the $400 million 4.00% unsecured notes.

•	Received $27.7 million net proceeds related to the issuance of 1.2 million shares of common stock.

•	Received $1.9 million net proceeds related to the settlement of the Treasury lock agreement associated with the March 2009 issuance of the $450 million of 8.50% Senior Notes due 2019.

The following table shows the number of shares issued for the fiscal years ended September 30, 2011, 2010 and 2009:

	For the Fiscal Year Ended September 30
	2011	2010	2009

Shares issued:
Direct stock purchase plan	—	103,529	407,262
Retirement savings plan	—	79,722	640,639
1998 Long-term incentive plan	675,255	421,706	686,046
Outside directors stock-for-fee plan	2,385	3,382	3,079

Total shares issued	677,640	608,339	1,737,026

The number of shares issued in fiscal 2011 compared with the number of shares issued in fiscal 2010 primarily reflects an increased number of shares issued under our 1998 Long-Term Incentive Plan due to the exercise of stock options during the current fiscal year. This increase was partially offset by the fact that we are purchasing shares in the open market rather than issuing new shares for the Direct Stock Purchase Plan and the Retirement Savings Plan. During fiscal 2011, we cancelled and retired 169,793 shares attributable to federal withholdings on equity awards and repurchased and retired 375,468 shares attributable to our 2010 accelerated share repurchase agreement described below, which are not included in the table above.

The year-over-year decrease in the number of shares issued in fiscal 2010 compared with the number of shares issued in fiscal 2009, primarily reflects the fact that in fiscal 2010, we began to purchase shares in the open market rather than issuing new shares for the Direct Stock Purchase Plan and the Retirement Savings Plan. Further, a higher average stock price during the second and third quarters of fiscal 2010 compared to the second and third quarters of 2009 enabled us to issue fewer shares during fiscal 2010. Additionally, during fiscal 2010, we cancelled and retired 37,365 shares attributable to federal withholdings on equity awards and repurchased and retired 2,958,580 common shares as part of our 2010 accelerated share repurchase agreement described below, which are not included in the table above.

Share Repurchase Agreement

On, July 1, 2010, we entered into an accelerated share repurchase agreement with Goldman Sachs & Co. under which we repurchased $100 million of our outstanding common stock in order to offset stock grants made under our various employee and director incentive compensation plans.

We paid $100 million to Goldman Sachs & Co. on July 7, 2010 for shares of Atmos Energy common stock in a share forward transaction and received 2,958,580 shares. On March 4, 2011, we received and retired an additional 375,468 common shares, which concluded our share repurchase agreement. In total, we received and retired 3,334,048 common shares under the repurchase agreement. The final number of shares we ultimately repurchased in the transaction was based generally on the average of the effective share repurchase price of our common stock over the duration of the agreement, which was $29.99. As a result of this transaction, beginning in our fourth quarter of fiscal 2010, the number of outstanding shares used to calculate our earnings per share was reduced by the number of shares received and the $100 million purchase price was recorded as a reduction in shareholders’ equity.

Share Repurchase Program

On September 28, 2011 the Board of Directors approved a new program authorizing the repurchase of up to five million shares of common stock over a five-year period. Although the program is authorized for a five-year period, it may be terminated or limited at any time. Shares may be repurchased in the open market or in privately negotiated transactions in amounts the company deems appropriate. The program is primarily intended to minimize the dilutive effect of equity grants under various benefit related incentive compensation plans of the company.

Credit Facilities

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply to meet our customers’ needs could significantly affect our borrowing requirements. However, our short-term borrowings typically reach their highest levels in the winter months.

As of September 30, 2011, we financed our short-term borrowing requirements through a combination of a $750.0 million commercial paper program and four committed revolving credit facilities with third-party lenders that provided $985 million of working capital funding. As of September 30, 2011, the amount available to us under our credit facilities, net of outstanding letters of credit, was $702.5 million. These facilities are described in further detail in Note 7 to the consolidated financial statements.

On May 2, 2011, we replaced our five-year $566.7 million unsecured credit facility, due to expire in December 2011, with a five-year $750 million unsecured credit facility with an accordion feature that could increase our borrowing capacity to $1.0 billion.

In December 2010, we replaced AEM’s $450 million 364-day facility with a $200 million, three-year facility. The reduced amount of the new facility is due to the current low cost of gas and AEM’s ability to access an intercompany facility that was increased in fiscal 2011; however, this facility contains an accordion feature that could increase our borrowing capacity to $500 million.

In October 2010, we replaced our $200 million 364-day revolving credit agreement with a $200 million 180-day revolving credit agreement that expired in April 2011. As planned, we did not replace or extend this agreement.

Shelf Registration

We have an effective shelf registration statement with the Securities and Exchange Commission (SEC) that permits us to issue a total of $1.3 billion in common stock and/or debt securities. The shelf registration statement has been approved by all requisite state regulatory commissions. Due to certain restrictions imposed by one state regulatory commission on our ability to issue securities under the new registration statement, we were able to issue a total of $950 million in debt securities and $350 million in equity securities. At September 30, 2011, $900 million was available for issuance. Of this amount, $550 million is available for the issuance of debt securities and $350 million remains available for the issuance of equity securities under the shelf until March 2013.

Credit Ratings

Our credit ratings directly affect our ability to obtain short-term and long-term financing, in addition to the cost of such financing. In determining our credit ratings, the rating agencies consider a number of quantitative factors, including debt to total capitalization, operating cash flow relative to outstanding debt, operating cash flow coverage of interest and pension liabilities and funding status. In addition, the rating agencies consider qualitative factors such as consistency of our earnings over time, the quality of our management and business strategy, the risks associated with our regulated and nonregulated businesses and the regulatory environment in the states where we operate.

Our debt is rated by three rating agencies: Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings, Ltd. (Fitch). On May 11, 2011, Moody’s upgraded our senior unsecured debt rating to Baa1 from Baa2, with a ratings outlook of stable, citing steady rate increases, improving credit metrics and a strategic focus on lower risk regulated activities as reasons for the upgrade. On June 2, 2011, Fitch upgraded our senior unsecured debt rating to A- from BBB+, with a ratings outlook of stable, citing a constructive regulatory environment, strategic focus on lower risk regulated activities and the geographic diversity of our regulated operations as key rating factors. As of September 30, 2011, S&P maintained a stable outlook. Our current debt ratings are all considered investment grade and are as follows:

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

Debt Covenants

We were in compliance with all of our debt covenants as of September 30, 2011. Our debt covenants are described in Note 7 to the consolidated financial statements.

Capitalization

The following table presents our capitalization as of September 30, 2011 and 2010:

	September 30
	2011		2010
	(In thousands, except percentages)

Short-term debt	$206,396	4.4%	$126,100	2.8%
Long-term debt	2,208,551	47.3%	2,169,682	48.5%
Shareholders’ equity	2,255,421	48.3%	2,178,348	48.7%

Total capitalization, including short-term debt	$4,670,368	100.0%	$4,474,130	100.0%

Total debt as a percentage of total capitalization, including short-term debt, was 51.7 percent and 51.3 percent at September 30, 2011 and 2010. The increase in the debt to capitalization ratio primarily reflects an increase in short-term debt as of September 30, 2011 compared to the prior year. Our ratio of total debt to capitalization is typically greater during the winter heating season as we make additional short-term borrowings to fund natural gas purchases and meet our working capital requirements. We intend to continue to maintain our debt to capitalization ratio in a target range of 50 to 55 percent.

Contractual Obligations and Commercial Commitments

The following table provides information about contractual obligations and commercial commitments at September 30, 2011.

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(In thousands)

Contractual Obligations
Long-term debt(1)	$2,212,565	$2,434	$250,131	$500,000	$1,460,000
Short-term debt(1)	206,396	206,396	—	—	—
Interest charges(2)	1,574,702	136,452	250,841	198,596	988,813
Gas purchase commitments(3)	460,179	274,985	185,194	—	—
Capital lease obligations(4)	1,194	186	372	372	264
Operating leases(4)	199,567	17,718	33,365	30,376	118,108
Demand fees for contracted storage(5)	19,339	11,421	6,770	983	165
Demand fees for contracted transportation(6)	37,295	13,941	19,929	3,425	—
Financial instrument obligations(7)	93,542	15,453	78,089	—	—
Postretirement benefit plan contributions(8)	194,323	31,519	28,543	35,122	99,139

Total contractual obligations	$4,999,102	$710,505	$853,234	$768,874	$2,666,489

(1)	See Note 7 to the consolidated financial statements.

(2)	Interest charges were calculated using the stated rate for each debt issuance.

(3)	Gas purchase commitments were determined based upon contractually determined volumes at prices estimated based upon the index specified in the contract, adjusted for estimated basis differentials and contractual discounts as of September 30, 2011.

(4)	See Note 14 to the consolidated financial statements.

(5)	Represents third party contractual demand fees for contracted storage in our nonregulated segment. Contractual demand fees for contracted storage for our natural gas distribution segment are excluded as these costs are fully recoverable through our purchase gas adjustment mechanisms.

(6)	Represents third party contractual demand fees for transportation in our nonregulated segment.

(7)	Represents liabilities for natural gas commodity financial instruments that were valued as of September 30, 2011. The ultimate settlement amounts of these remaining liabilities are unknown because they are subject to continuing market risk until the financial instruments are settled. The table above excludes $1.3 million of current liabilities from risk management activities that are classified as liabilities held for sale in conjunction with the sale of our Iowa, Illinois and Missouri operations.

(8)	Represents expected contributions to our postretirement benefit plans.

AEH has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At September 30, 2011, AEH was committed to purchase 103.3 Bcf within one year, 46.4 Bcf within one to three years and 0.9 Bcf after three years under indexed contracts. AEH is committed to purchase 4.2 Bcf within one year and 0.3 Bcf within one to three years under fixed price contracts with prices ranging from $3.49 to $6.36 per Mcf.

With the exception of our Mid-Tex Division, our natural gas distribution segment maintains supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of the individual contract. Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of natural gas for our customers in its service area which obligate it to purchase specified volumes at market prices. The estimated commitments under these contract terms as of September 30, 2011 are reflected in the table above.

Risk Management Activities

We use financial instruments to mitigate commodity price risk and, periodically, to manage interest rate risk. We conduct risk management activities through our natural gas distribution and nonregulated segments. In our natural gas distribution segment, we use a combination of physical storage, fixed physical contracts and fixed financial contracts to reduce our exposure to unusually large winter-period gas price increases. In our nonregulated segments, we manage our exposure to the risk of natural gas price changes and lock in our gross profit margin through a combination of storage and financial instruments, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. To the extent our inventory cost and actual sales and actual purchases do not correlate with the changes in the market indices we use in our hedges, we could experience ineffectiveness or the hedges may no longer meet the accounting requirements for hedge accounting, resulting in the financial instruments being treated as mark to market instruments through earnings.

We use financial instruments, designated as cash flow hedges of anticipated purchases and sales at index prices, to mitigate the commodity price risk in our nonregulated segment associated with deliveries under fixed-priced forward contracts to deliver gas to customers, and we use financial instruments, designated as fair value hedges, to hedge our natural gas inventory used in our asset optimization activities in our nonregulated segment.

Also, in our nonregulated segment, we use storage swaps and futures to capture additional storage arbitrage opportunities that arise subsequent to the execution of the original fair value hedge associated with our physical natural gas inventory, basis swaps to insulate and protect the economic value of our fixed price and storage books and various over-the-counter and exchange-traded options. These financial instruments have not been designated as hedges.

We record our financial instruments as a component of risk management assets and liabilities, which are classified as current or noncurrent based upon the anticipated settlement date of the underlying financial instrument. Substantially all of our financial instruments are valued using external market quotes and indices.

The following table shows the components of the change in fair value of our natural gas distribution segment’s financial instruments for the fiscal year ended September 30, 2011 (in thousands):

Fair value of contracts at September 30, 2010	$(49,600)
Contracts realized/settled	(51,136)
Fair value of new contracts	2,584
Other changes in value	18,875

Fair value of contracts at September 30, 2011	$(79,277)

The fair value of our natural gas distribution segment’s financial instruments at September 30, 2011, is presented below by time period and fair value source:

	Fair Value of Contracts at September 30, 2011
	Maturity in years
	Less			Greater	Total Fair
Source of Fair Value	Than 1	1-3	4-5	Than 5	Value
	(In thousands)

Prices actively quoted	$(12,413)	$(66,864)	$—	$—	$(79,277)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(12,413)	$(66,864)	$—	$—	$(79,277)

The tables above include $1.3 million of current liabilities from risk management activities that are classified as liabilities held for sale in conjunction with the sale of our Iowa, Illinois and Missouri operations.

The following table shows the components of the change in fair value of our nonregulated segment’s financial instruments for the fiscal year ended September 30, 2011 (in thousands):

Fair value of contracts at September 30, 2010	$(12,374)
Contracts realized/settled	4,017
Fair value of new contracts	—
Other changes in value	(16,693)

Fair value of contracts at September 30, 2011	(25,050)
Netting of cash collateral	28,787

Cash collateral and fair value of contracts at September 30, 2011	$3,737

The fair value of our nonregulated segment’s financial instruments at September 30, 2011, is presented below by time period and fair value source.

	Fair Value of Contracts at September 30, 2011
	Maturity in Years
	Less			Greater	Total Fair
Source of Fair Value	Than 1	1-3	4-5	Than 5	Value
	(In thousands)

Prices actively quoted	$(14,823)	$(10,050)	$(177)	$—	$(25,050)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(14,823)	$(10,050)	$(177)	$—	$(25,050)

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

In March 2010, President Obama signed The Patient Protection and Affordable Care Act into law (the “Health Care Reform Act”). The Health Care Reform Act will be phased in over an eight-year period. Although we are still assessing the impact of the Health Care Reform Act on the health care benefits we provide to our employees, the design of our health care plans has already changed in order to comply with provisions of the Health Care Reform Act that have already gone into effect or will be going into effect in fiscal 2012. For example, lifetime maximums on benefits have been eliminated, coverage for dependent children has been extended to age 26 and all costs of preventive coverage must be paid for by the insurer. In 2014, health insurance exchanges will open in each state in order to provide a competitive marketplace for purchasing health insurance by individuals. Companies who offer health insurance to their employees could face a substantial increase in premiums at that time if they choose to continue to provide such coverage. However, companies who elect to cease providing health insurance to their employees will be faced with paying significant penalties to the federal government for each employee who receives coverage through an exchange. We will continue to monitor all developments on health care reform and continue to comply with all existing relevant laws and regulations.

For fiscal 2012, we anticipate an approximate 10 percent medical and prescription drug inflation rate, primarily due to anticipated higher claims costs and the implementation of the Health Care Reform Act.

Net Periodic Pension and Postretirement Benefit Costs

For the fiscal year ended September 30, 2011, our total net periodic pension and other benefits costs was $56.6 million, compared with $50.8 million and $50.2 million for the fiscal years ended September 30, 2010 and 2009. These costs relating to our natural gas distribution operations are recoverable through our gas distribution rates. A portion of these costs is capitalized into our gas distribution rate base, and the remaining costs are recorded as a component of operation and maintenance expense.

Our fiscal 2011 costs were determined using a September 30, 2010 measurement date. As of September 30, 2010, interest and corporate bond rates utilized to determine our discount rates were significantly higher than the interest and corporate bond rates as of September 30, 2009, the measurement date for our fiscal 2010 net periodic cost. Accordingly, we decreased our discount rate used to determine our fiscal 2011 pension and benefit costs to 5.39 percent. Our expected return on our pension plan assets remained constant at 8.25 percent. Accordingly, our fiscal 2011 pension and postretirement medical costs were higher than in the prior year.

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

In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2011. Based on this valuation, we were required to contribute cash of $0.9 million to our pension plans during fiscal 2011. The need for this funding reflects the decline in the fair value of the plans’ assets resulting from the unfavorable market conditions experienced during 2008 and 2009. This contribution will increase the level of our plan assets to achieve a desirable PPA funding threshold.

During fiscal 2010, we did not contribute cash to our pension plans as the fair value of the plans’ assets recovered somewhat during the year from the unfavorable market conditions experienced in the latter half of calendar year 2008 and our plan assets were sufficient to achieve a desirable funding threshold as established by the PPA. During fiscal 2009, we contributed $21.0 million to our pension plans to achieve the same desired level of funding as established by the PPA.

We contributed $11.3 million, $11.8 million and $10.1 million to our postretirement benefits plans for the fiscal years ended September 30, 2011, 2010 and 2009. The contributions represent the portion of the postretirement costs we are responsible for under the terms of our plan and minimum funding required by state regulatory commissions.

Outlook for Fiscal 2012 and Beyond

As of September 30, 2011, interest and corporate bond rates utilized to determine our discount rates, which impacted our fiscal 2012 net periodic pension and postretirement costs, were lower than the interest and corporate bond rates as of September 30, 2010, the measurement date for our fiscal 2011 net periodic cost. As a result of the lower interest and corporate bond rates, we decreased the discount rate used to determine our fiscal 2012 pension and benefit costs to 5.05 percent. We reduced the expected return on our pension plan assets to 7.75 percent, based on historical experience and the current market projection of the target asset allocation. Although the fair value of our plan assets has declined as the financial markets have declined, the impact of this decline is partially mitigated by the fact that assets are smoothed for purposes of determining net periodic pension cost which results in asset gains and losses that are recognized over time as a component of net periodic pension and benefit costs for our Pension Account Plan, our largest funded plan. Due to the decrease in our discount rate and our expected return on plan assets as well as the decline in the fair value of our plan assets, we expect our fiscal 2012 pension and postretirement medical costs to increase compared to fiscal 2011.

Based upon market conditions subsequent to September 30, 2011 the current funded position of the plans and the new funding requirements under the PPA, we anticipate contributing between $25 million and $30 million to the Plans in fiscal 2012. Further, we will consider whether an additional voluntary contribution is prudent to maintain certain PPA funding thresholds. With respect to our postretirement medical plans, we anticipate contributing approximately $32 million during fiscal 2012.

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

We conduct risk management activities through both our natural gas distribution and nonregulated segments. In our natural gas distribution segment, we use a combination of physical storage, fixed physical contracts and fixed financial contracts to protect us and our customers against unusually large winter period gas price increases. In our nonregulated segment, we manage our exposure to the risk of natural gas price changes and lock in our gross profit margin through a combination of storage and financial instruments including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. Our risk management activities and related accounting treatment are described in further detail in Note 4 to the consolidated financial statements. Additionally, our earnings are affected by changes in short-term interest rates as a result of our issuance of short-term commercial paper and our other short-term borrowings.

Commodity Price Risk

Natural gas distribution segment

We purchase natural gas for our natural gas distribution operations. Substantially all of the costs of gas purchased for natural gas distribution operations are recovered from our customers through purchased gas cost adjustment mechanisms. Therefore, our natural gas distribution operations have limited commodity price risk exposure.

Nonregulated segment

Our nonregulated segment is also exposed to risks associated with changes in the market price of natural gas. For our nonregulated segment, we use a sensitivity analysis to estimate commodity price risk. For purposes of this analysis, we estimate commodity price risk by applying a $0.50 change in the forward NYMEX price to our net open position (including existing storage and related financial contracts) at the end of each period. Based on AEH’s net open position (including existing storage and related financial contracts) at September 30, 2011 of 0.1 Bcf, a $0.50 change in the forward NYMEX price would have had a $0.1 million impact on our consolidated net income.

Changes in the difference between the indices used to mark to market our physical inventory (Gas Daily) and the related fair-value hedge (NYMEX) can result in volatility in our reported net income; but, over time, gains and losses on the sale of storage gas inventory will be offset by gains and losses on the fair-value hedges. Based upon our net physical position at September 30, 2011 and assuming our hedges would still qualify as highly effective, a $0.50 change in the difference between the Gas Daily and NYMEX indices would impact our reported net income by approximately $6.7 million.

Additionally, these changes could cause us to recognize a risk management liability, which would require us to place cash into an escrow account to collateralize this liability position. This, in turn, would reduce the amount of cash we would have on hand to fund our working capital needs.

Interest Rate Risk

Our earnings are exposed to changes in short-term interest rates associated with our short-term commercial paper program and other short-term borrowings. We use a sensitivity analysis to estimate our short-term interest rate risk. For purposes of this analysis, we estimate our short-term interest rate risk as the difference between our actual interest expense for the period and estimated interest expense for the period assuming a hypothetical average one percent increase in the interest rates associated with our short-term borrowings. Had interest rates associated with our short-term borrowings increased by an average of one percent, our interest expense would have increased by approximately $1.2 million during 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Atmos Energy Corporation

We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation as of September 30, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atmos Energy Corporation at September 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects the financial information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Atmos Energy Corporation’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Dallas, Texas
November 22, 2011

ATMOS ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30
	2011	2010
	(In thousands,
	except share data)

ASSETS
Property, plant and equipment	$6,607,552	$6,384,396
Construction in progress	209,242	157,922

	6,816,794	6,542,318
Less accumulated depreciation and amortization	1,668,876	1,749,243

Net property, plant and equipment	5,147,918	4,793,075
Current assets
Cash and cash equivalents	131,419	131,952
Accounts receivable, less allowance for doubtful accounts of $7,440 in 2011 and $12,701 in 2010	273,303	273,207
Gas stored underground	289,760	319,038
Other current assets	316,471	150,995

Total current assets	1,010,953	875,192
Goodwill and intangible assets	740,207	740,148
Deferred charges and other assets	383,793	355,376

	$7,282,871	$6,763,791

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding: 2011 — 90,296,482 shares, 2010 — 90,164,103 shares	$451	$451
Additional paid-in capital	1,732,935	1,714,364
Accumulated other comprehensive loss	(48,460)	(23,372)
Retained earnings	570,495	486,905

Shareholders’ equity	2,255,421	2,178,348
Long-term debt	2,206,117	1,809,551

Total capitalization	4,461,538	3,987,899
Commitments and contingencies
Current liabilities
Accounts payable and accrued liabilities	291,205	266,208
Other current liabilities	367,563	413,640
Short-term debt	206,396	126,100
Current maturities of long-term debt	2,434	360,131

Total current liabilities	867,598	1,166,079
Deferred income taxes	960,093	829,128
Regulatory cost of removal obligation	428,947	350,521
Deferred credits and other liabilities	564,695	430,164

	$7,282,871	$6,763,791

See accompanying notes to consolidated financial statements

ATMOS ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30
	2011	2010	2009
	(In thousands, except per share data)

Operating revenues
Natural gas distribution segment	$2,531,863	$2,842,638	$2,884,796
Regulated transmission and storage segment	219,373	203,013	209,658
Nonregulated segment	2,024,893	2,146,658	2,283,988
Intersegment eliminations	(428,495)	(472,474)	(509,331)

	4,347,634	4,719,835	4,869,111
Purchased gas cost
Natural gas distribution segment	1,487,499	1,820,627	1,887,192
Regulated transmission and storage segment	—	—	—
Nonregulated segment	1,959,893	2,032,567	2,169,880
Intersegment eliminations	(426,999)	(470,864)	(507,639)

	3,020,393	3,382,330	3,549,433

Gross profit	1,327,241	1,337,505	1,319,678
Operating expenses
Operation and maintenance	449,290	460,513	485,704
Depreciation and amortization	227,099	211,589	211,984
Taxes, other than income	178,683	188,252	180,242
Asset impairments	30,270	—	5,382

Total operating expenses	885,342	860,354	883,312

Operating income	441,899	477,151	436,366
Miscellaneous income (expense), net	21,499	(156)	(3,067)
Interest charges	150,825	154,360	152,638

Income from continuing operations before income taxes	312,573	322,635	280,661
Income tax expense	113,689	124,362	97,362

Income from continuing operations	198,884	198,273	183,299
Income from discontinued operations, net of tax ($5,502, $4,425 and $2,929)	8,717	7,566	7,679

Net income	$207,601	$205,839	$190,978

Basic earnings per share
Income per share from continuing operations	$2.18	$2.14	$1.99
Income per share from discontinued operations	0.10	0.08	0.09

Net income per share — basic	$2.28	$2.22	$2.08

Diluted earnings per share
Income per share from continuing operations	$2.17	$2.12	$1.98
Income per share from discontinued operations	0.10	0.08	0.09

Net income per share — diluted	$2.27	$2.20	$2.07

Weighted average shares outstanding:
Basic	90,201	91,852	91,117
Diluted	90,652	92,422	91,620

See accompanying notes to consolidated financial statements

ATMOS ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common stock		Additional	Other
	Number of	Stated	Paid-in	Comprehensive	Retained
	Shares	Value	Capital	Loss	Earnings	Total
		(In thousands, except share and per share data)

Balance, September 30, 2008	90,814,683	$454	$1,744,384	$(35,947)	$343,601	$2,052,492
Comprehensive income:
Net income	—	—	—	—	190,978	190,978
Unrealized holding losses on investments, net	—	—	—	(1,820)	—	(1,820)
Other than temporary impairment of investments, net	—	—	—	3,370	—	3,370
Treasury lock agreements, net	—	—	—	3,606	—	3,606
Cash flow hedges, net	—	—	—	10,607	—	10,607

Total comprehensive income						206,741
Change in measurement date for employee benefit plans	—	—	—	—	(7,766)	(7,766)
Cash dividends ($1.32 per share)	—	—	—	—	(121,460)	(121,460)
Common stock issued:
Direct stock purchase plan	407,262	2	8,743	—	—	8,745
Retirement savings plan	640,639	3	16,571	—	—	16,574
1998 Long-term incentive plan	686,046	4	8,075	—	—	8,079
Employee stock-based compensation	—	—	13,280	—	—	13,280
Outside directors stock-for-fee plan	3,079	—	76	—	—	76

Balance, September 30, 2009	92,551,709	463	1,791,129	(20,184)	405,353	2,176,761
Comprehensive income:
Net income	—	—	—	—	205,839	205,839
Unrealized holding gains on investments, net	—	—	—	1,745	—	1,745
Treasury lock agreements, net	—	—	—	2,030	—	2,030
Cash flow hedges, net	—	—	—	(6,963)	—	(6,963)

Total comprehensive income						202,651
Repurchase of common stock	(2,958,580)	(15)	(100,435)	—	—	(100,450)
Repurchase of equity awards	(37,365)	—	(1,191)	—	—	(1,191)
Cash dividends ($1.34 per share)	—	—	—	—	(124,287)	(124,287)
Common stock issued:
Direct stock purchase plan	103,529	1	2,881	—	—	2,882
Retirement savings plan	79,722	—	2,281	—	—	2,281
1998 Long-term incentive plan	421,706	2	8,708	—	—	8,710
Employee stock-based compensation	—	—	10,894	—	—	10,894
Outside directors stock-for-fee plan	3,382	—	97	—	—	97

Balance, September 30, 2010	90,164,103	451	1,714,364	(23,372)	486,905	2,178,348
Comprehensive income:
Net income	—	—	—	—	207,601	207,601
Unrealized holding losses on investments, net	—	—	—	(1,647)	—	(1,647)
Treasury lock agreements, net	—	—	—	(28,689)	—	(28,689)
Cash flow hedges, net	—	—	—	5,248	—	5,248

Total comprehensive income						182,513
Repurchase of common stock	(375,468)	(2)	2	—	—	—
Repurchase of equity awards	(169,793)	(1)	(5,298)	—	—	(5,299)
Cash dividends ($1.36 per share)	—	—	—	—	(124,011)	(124,011)
Common stock issued:
Direct stock purchase plan	—	—	(54)	—	—	(54)
1998 Long-term incentive plan	675,255	3	13,886	—	—	13,889
Employee stock-based compensation	—	—	9,958	—	—	9,958
Outside directors stock-for-fee plan	2,385	—	77	—	—	77

Balance, September 30, 2011	90,296,482	$451	$1,732,935	$(48,460)	$570,495	$2,255,421

See accompanying notes to consolidated financial statements

ATMOS ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2011	2010	2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$207,601	$205,839	$190,978
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	30,270	—	5,382
Depreciation and amortization:
Charged to depreciation and amortization	233,155	216,960	217,208
Charged to other accounts	228	173	94
Deferred income taxes	117,353	196,731	129,759
Stock-based compensation	11,586	12,655	14,494
Debt financing costs	9,438	11,908	10,364
Other	(961)	(1,245)	(1,177)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(96)	(40,401)	244,713
Decrease in gas stored underground	27,737	54,014	194,287
(Increase) decrease in other current assets	(38,048)	(18,387)	117,737
(Increase) decrease in deferred charges and other assets	(53,519)	14,886	(106,231)
Increase (decrease) in accounts payable and accrued liabilities	23,904	58,069	(181,978)
Decrease in other current liabilities	(57,495)	(48,992)	(717)
Increase in deferred credits and other liabilities	71,691	64,266	84,320

Net cash provided by operating activities	582,844	726,476	919,233
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(622,965)	(542,636)	(509,494)
Other, net	(4,421)	(66)	(7,707)

Net cash used in investing activities	(627,386)	(542,702)	(517,201)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term debt	83,306	54,268	(283,981)
Net proceeds from issuance of long-term debt	394,466	—	445,623
Settlement of Treasury lock agreements	20,079	—	1,938
Unwinding of Treasury lock agreements	27,803	—	—
Repayment of long-term debt	(360,131)	(131)	(407,353)
Cash dividends paid	(124,011)	(124,287)	(121,460)
Repurchase of common stock	—	(100,450)	—
Repurchase of equity awards	(5,299)	(1,191)	—
Issuance of common stock	7,796	8,766	27,687

Net cash provided by (used in) financing activities	44,009	(163,025)	(337,546)

Net increase (decrease) in cash and cash equivalents	(533)	20,749	64,486
Cash and cash equivalents at beginning of year	131,952	111,203	46,717

Cash and cash equivalents at end of year	$131,419	$131,952	$111,203

See accompanying notes to consolidated financial statements

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

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

In May 2011, we announced that we had entered into a definitive agreement to sell our natural gas distribution operations in Missouri, Illinois and Iowa, representing approximately 84,000 customers. The results of these operations have been separately reported as discontinued operations.

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

Our nonregulated businesses operate primarily in the Midwest and Southeast through various wholly-owned subsidiaries of Atmos Energy Holdings, Inc., (AEH). AEH is wholly owned by the Company and based in Houston, Texas. Through AEH, we provide natural gas management and transportation services to municipalities, natural gas distribution companies, including certain divisions of Atmos Energy and third parties.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

Principles of consolidation — The accompanying consolidated financial statements include the accounts of Atmos Energy Corporation and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated; however, we have not eliminated intercompany profits when such amounts are probable of recovery under the affiliates’ rate regulation process.

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

We record regulatory assets as a component of other current assets and deferred charges and other assets for costs that have been deferred for which future recovery through customer rates is considered probable. Regulatory liabilities are recorded either on the face of the balance sheet or as a component of current liabilities, deferred income taxes or deferred credits and other liabilities when it is probable that revenues will

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be reduced for amounts that will be credited to customers through the ratemaking process. Significant regulatory assets and liabilities as of September 30, 2011 and 2010 included the following:

	September 30
	2011	2010
	(In thousands)

Regulatory assets:
Pension and postretirement benefit costs	$254,666	$209,564
Merger and integration costs, net	6,242	6,714
Deferred gas costs	33,976	22,701
Regulatory cost of removal asset	8,852	31,014
Environmental costs	385	805
Rate case costs	4,862	4,505
Deferred franchise fees	379	1,161
Other	3,534	1,046

	$312,896	$277,510

Regulatory liabilities:
Deferred gas costs	$8,130	$43,333
Regulatory cost of removal obligation	464,025	381,474
Other	14,025	6,112

	$486,180	$430,919

Currently, authorized rates do not include a return on certain of our merger and integration costs; however, we recover the amortization of these costs. Merger and integration costs, net, are generally amortized on a straight-line basis over estimated useful lives ranging up to 20 years. Environmental costs have been deferred to be included in future rate filings in accordance with rulings received from various state regulatory commissions. During the fiscal years ended September 30, 2011, 2010 and 2009, we recognized $0.5 million, $0.4 million and $0.4 million in amortization expense related to these costs.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating revenues for our nonregulated segment and the associated carrying value of natural gas inventory (inclusive of storage costs) are recognized when we sell the gas and physically deliver it to our customers. Operating revenues include realized gains and losses arising from the settlement of financial instruments used in our nonregulated activities and unrealized gains and losses arising from changes in the fair value of natural gas inventory designated as a hedged item in a fair value hedge and the associated financial instruments. For the fiscal years ended September 30, 2011, 2010 and 2009, we included unrealized gains (losses) on open contracts of $(10.4) million, $(7.8) million and $(35.9) million as a component of nonregulated revenues.

Operating revenues for our regulated transmission and storage and nonregulated segments are recognized in the period in which actual volumes are transported and storage services are provided.

Cash and cash equivalents — We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable and allowance for doubtful accounts — Accounts receivable arise from natural gas sales to residential, commercial, industrial, municipal and other customers. For substantially all of our receivables, we establish an allowance for doubtful accounts based on our collection experience. On certain other receivables where we are aware of a specific customer’s inability or reluctance to pay, we record an allowance for doubtful accounts against amounts due to reduce the net receivable balance to the amount we reasonably expect to collect. However, if circumstances change, our estimate of the recoverability of accounts receivable could be affected. Circumstances which could affect our estimates include, but are not limited to, customer credit issues, the level of natural gas prices, customer deposits and general economic conditions. Accounts are written off once they are deemed to be uncollectible.

Gas stored underground — Our gas stored underground is comprised of natural gas injected into storage to support the winter season withdrawals for our natural gas distribution operations and natural gas held by our nonregulated segment to conduct their operations. The average cost method is used for all our regulated operations, except for certain jurisdictions in the Kentucky/Mid-States Division, where it is valued on the first-in first-out method basis, in accordance with regulatory requirements. Our nonregulated segment utilizes the average cost method; however, most of this inventory is hedged and is therefore reported at fair value at the end of each month. Gas in storage that is retained as cushion gas to maintain reservoir pressure is classified as property, plant and equipment and is valued at cost.

Regulated property, plant and equipment — Regulated property, plant and equipment is stated at original cost, net of contributions in aid of construction. The cost of additions includes direct construction costs, payroll related costs (taxes, pensions and other fringe benefits), administrative and general costs and an allowance for funds used during construction. The allowance for funds used during construction represents the estimated cost of funds used to finance the construction of major projects and are capitalized in the rate base for ratemaking purposes when the completed projects are placed in service. Interest expense of $1.7 million, $3.9 million and $4.9 million was capitalized in 2011, 2010 and 2009.

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

Regulated property, plant and equipment is depreciated at various rates on a straight-line basis. These rates are approved by our regulatory commissions and are comprised of two components: one based on average service life and one based on cost of removal. Accordingly, we recognize our cost of removal expense as a component of depreciation expense. The related cost of removal accrual is reflected as a regulatory liability on the consolidated balance sheet. At the time property, plant and equipment is retired, removal

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses less salvage, are charged to the regulatory cost of removal accrual. The composite depreciation rate was 3.6 percent, 3.5 percent and 3.8 percent for the fiscal years ended September 30, 2011, 2010 and 2009.

Nonregulated property, plant and equipment — Nonregulated property, plant and equipment is stated at cost. Depreciation is generally computed on the straight-line method for financial reporting purposes based upon estimated useful lives ranging from three to 50 years.

Asset retirement obligations — We record a liability at fair value for an asset retirement obligation when the legal obligation to retire the asset has been incurred with an offsetting increase to the carrying value of the related asset. Accretion of the asset retirement obligation due to the passage of time is recorded as an operating expense.

As of September 30, 2011 and 2010, we recorded asset retirement obligations of $14.0 million and $11.4 million. Additionally, we recorded $5.4 million and $3.8 million of asset retirement costs as a component of property, plant and equipment that will be depreciated over the remaining life of the underlying associated assets.

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

During fiscal 2011, we recorded pretax noncash impairment losses of $19.3 million related to our Fort Necessity storage project and $11.0 million related to our gathering system, as discussed in Note 5.

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

Marketable securities — As of September 30, 2011 and 2010, all of our marketable securities were classified as available-for-sale. In accordance with the authoritative accounting standards, these securities are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). We regularly evaluate the performance of these investments on a fund by fund basis for impairment, taking into consideration the fund’s purpose, volatility and current returns. If a determination is made that a decline in fair value is other than temporary, the related fund is written down to its estimated fair value.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In our nonregulated segment, we have designated most of the natural gas inventory held by this operating segment as the hedged item in a fair-value hedge. This inventory is marked to market at the end of each month based on the Gas Daily index, with changes in fair value recognized as unrealized gains or losses in revenue in the period of change. The financial instruments associated with this natural gas inventory have been designated as fair-value hedges and are marked to market each month based upon the NYMEX price with changes in fair value recognized as unrealized gains or losses in revenue in the period of change. Changes in the spreads between the forward natural gas prices used to value the financial hedges designated against our physical inventory (NYMEX) and the market (spot) prices used to value our physical storage (Gas Daily) result in unrealized margins until the underlying physical gas is withdrawn and the related financial instruments are settled. Once the gas is withdrawn and the financial instruments are settled, the previously unrealized margins associated with these net positions are realized. We have elected to exclude this spot/forward differential for purposes of assessing the effectiveness of these fair-value hedges. Over time, we expect gains and losses on the sale of storage gas inventory to be offset by gains and losses on the fair-value hedges, resulting in the realization of the economic gross profit margin we anticipated at the time we structured the original transaction.

In our nonregulated segment, we have elected to treat fixed-price forward contracts to deliver natural gas as normal purchases and normal sales. As such, these deliveries are recorded on an accrual basis in accordance with our revenue recognition policy. Financial instruments used to mitigate the commodity price risk associated with these contracts have been designated as cash flow hedges of anticipated purchases and sales at indexed prices. Accordingly, unrealized gains and losses on these open financial instruments are recorded as a

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component of accumulated other comprehensive income, and are recognized in earnings as a component of revenue when the hedged volumes are sold. Hedge ineffectiveness, to the extent incurred, is reported as a component of revenue.

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

In our nonregulated segment, we also utilize master netting agreements with significant counterparties that allow us to offset gains and losses arising from financial instruments that may be settled in cash with gains and losses arising from financial instruments that may be settled with the physical commodity. Assets and liabilities from risk management activities, as well as accounts receivable and payable, reflect the master netting agreements in place. Additionally, the accounting guidance for master netting arrangements requires us to include the fair value of cash collateral or the obligation to return cash in the amounts that have been netted under master netting agreements used to offset gains and losses arising from financial instruments. As of September 30, 2011 and 2010, the Company netted $28.8 million and $24.9 million of cash held in margin accounts into its current risk management assets and liabilities.

Financial Instruments Associated with Interest Rate Risk

We periodically manage interest rate risk, typically when we issue new or refinance existing long-term debt. In fiscal 2011 and in prior years, we entered into Treasury lock agreements to fix the Treasury yield component of the interest cost associated with anticipated financings. We designated these Treasury lock agreements as cash flow hedges at the time the agreements were executed. Accordingly, unrealized gains and losses associated with the Treasury lock agreements were recorded as a component of accumulated other comprehensive income (loss). When the Treasury locks were settled, the realized gain or loss was recorded as a component of accumulated other comprehensive income (loss) and is being recognized as a component of interest expense over the life of the related financing arrangement. Hedge ineffectiveness to the extent incurred is reported as a component of interest expense.

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

Level 2 — Represents pricing inputs other than quoted prices included in Level 1 that are either directly or indirectly observable for the asset or liability as of the reporting date. These inputs are derived principally from, or corroborated by, observable market data. Our Level 2 measurements primarily consist of non-exchange-traded financial instruments, such as over-the-counter options and swaps and municipal and corporate bonds where market data for pricing is observable. The Level 2 measurements for investments in our Master Trust, Supplemental Executive Benefit Plan and postretirement benefit plan consist primarily of non-exchange traded financial instruments such as common collective trusts and investments in limited partnerships.

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

Pension and other postretirement plans — Pension and other postretirement plan costs and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates and current demographic and actuarial mortality data. Through fiscal 2008, we reviewed the estimates and assumptions

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

underlying our pension and other postretirement plan costs and liabilities annually based upon a June 30 measurement date. To comply with the new measurement date requirements established by the Financial Accounting Standards Board (FASB) and incorporated into accounting principles generally accepted in the United States, effective October 1, 2008, we changed our measurement date from June 30 to our fiscal year end, September 30. This change is more fully discussed in Note 9. The assumed discount rate and the expected return are the assumptions that generally have the most significant impact on our pension costs and liabilities. The assumed discount rate, the assumed health care cost trend rate and assumed rates of retirement generally have the most significant impact on our postretirement plan costs and liabilities.

In August 2010, the Board of Directors of Atmos Energy approved a proposal to close the Pension Account Plan (PAP) to new participants, effective October 1, 2010. Employees participating in the PAP as of October 1, 2010 were allowed to make a one-time election to migrate from the PAP into our defined contribution plan which was enhanced, effective January 1, 2011. Participants who chose to remain in the PAP will continue to earn benefits and interest allocations with no changes to their existing benefits.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accumulated other comprehensive loss — Accumulated other comprehensive loss, net of tax, as of September 30, 2011 and 2010, consisted of the following unrealized gains (losses):

	September 30
	2011	2010
	(In thousands)

Unrealized holding gains on investments	$2,558	$4,205
Treasury lock agreements	(34,157)	(5,468)
Cash flow hedges	(16,861)	(22,109)

	$(48,460)	$(23,372)

Subsequent events — We have evaluated subsequent events from the September 30, 2011 balance sheet date through the date these financial statements were filed with the Securities and Exchange Commission. No events occurred subsequent to the balance sheet date that would require recognition or disclosure in the financial statements.

Recent accounting pronouncements — During the year ended September 30, 2011, two new accounting standards became applicable to the Company pertaining to goodwill impairment testing for reporting units with zero or negative carrying amounts and disclosure of supplementary pro forma information for business combinations. The adoption of these standards had no impact on our financial position, results of operations or cash flows. There were no other significant changes to our accounting policies during the year ended September 30, 2011.

For interim and annual periods beginning after December 15, 2011, three new accounting pronouncements will become applicable to the Company including guidance that will change certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements, guidance related to the presentation of other comprehensive income which will require that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements and new guidance related to goodwill impairment testing that will permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the traditional two-step goodwill impairment test. The adoption of these standards should not impact our financial position, results of operations or cash flows.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Goodwill and Intangible Assets

Goodwill and intangible assets were comprised of the following as of September 30, 2011 and 2010:

	September 30
	2011	2010
	(In thousands)

Goodwill	$740,000	$739,314
Intangible assets	207	834

Total	$740,207	$740,148

The following presents our goodwill balance allocated by segment and changes in the balance for the fiscal year ended September 30, 2011:

		Regulated
	Natural Gas	Transmission
	Distribution	and Storage	Nonregulated	Total
		(In thousands)

Balance as of September 30, 2010	$572,262	$132,341	$34,711	$739,314
Deferred tax adjustments on prior acquisitions(1)	646	40	—	686

Balance as of September 30, 2011	$572,908	$132,381	$34,711	$740,000

(1)	During the preparation of the fiscal 2011 tax provision, we adjusted certain deferred taxes recorded in connection with acquisitions completed in fiscal 2001 and fiscal 2004, which resulted in an increase to goodwill and net deferred tax liabilities of $0.7 million.

Information regarding our intangible assets is reflected in the following table. As of September 30, 2011 and 2010, we had no intangible assets with indefinite lives.

		September 30, 2011			September 30, 2010
	Useful	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
(In thousands)

Customer contracts	10	$6,926	$(6,719)	$207	$6,926	$(6,092)	$834

The following table presents actual amortization expense recognized during 2011 and an estimate of future amortization expense based upon our intangible assets at September 30, 2011.

Amortization expense (in thousands):
Actual for the fiscal year ending September 30, 2011	$627
Estimated for the fiscal year ending:
September 30, 2012	$43
September 30, 2013	43
September 30, 2014	43
September 30, 2015	43
September 30, 2016	35

4.	Financial Instruments

We currently use financial instruments to mitigate commodity price risk. Additionally, we periodically utilize financial instruments to manage interest rate risk. The objectives and strategies for using financial

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As discussed in Note 2, we report our financial instruments as risk management assets and liabilities, each of which is classified as current or noncurrent based upon the anticipated settlement date of the underlying financial instrument. The following table shows the fair values of our risk management assets and liabilities by segment at September 30, 2011 and 2010:

	Natural Gas
	Distribution	Nonregulated	Total
		(In thousands)

September 30, 2011(3)
Assets from risk management activities, current(1)	$843	$17,501	$18,344
Assets from risk management activities, noncurrent	998	—	998
Liabilities from risk management activities, current(1)	(11,916)	(3,537)	(15,453)
Liabilities from risk management activities, noncurrent	(67,862)	(10,227)	(78,089)

Net assets (liabilities)	$(77,937)	$3,737	$(74,200)

September 30, 2010
Assets from risk management activities, current(2)	$2,219	$18,356	$20,575
Assets from risk management activities, noncurrent	47	890	937
Liabilities from risk management activities, current(2)	(48,942)	(731)	(49,673)
Liabilities from risk management activities, noncurrent	(2,924)	(6,000)	(8,924)

Net assets (liabilities)	$(49,600)	$12,515	$(37,085)

(1)	Includes $28.8 million of cash held on deposit to collateralize certain financial instruments. Of this amount, $12.4 million was used to offset current risk management liabilities under master netting arrangements and the remaining $16.4 million is classified as current risk management assets.

(2)	Includes $24.9 million of cash held on deposit to collateralize certain financial instruments. Of this amount, $12.6 million was used to offset current risk management liabilities under master netting arrangements and the remaining $12.3 million is classified as current risk management assets.

(3)	The September 30, 2011 amounts are presented net of assets and liabilities held for sale in conjunction with the sale of our Iowa, Illinois and Missouri operations. At September 30, 2011, assets and liabilities held for sale included $1.3 million of current liabilities from risk management activities.

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

Our natural gas distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

establish the level of heating season gas purchases that can be hedged. Historically, if the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2010-2011 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 35 percent, or 31.7 Bcf of the winter flowing gas requirements at a weighted average cost of approximately $5.81 per Mcf. We have not designated these financial instruments as hedges.

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

We use financial instruments, designated as cash flow hedges of anticipated purchases and sales at index prices, to mitigate the commodity price risk in our nonregulated operations associated with deliveries under fixed-priced forward contracts to deliver gas to customers. These financial instruments have maturity dates ranging from one to 62 months. We use financial instruments, designated as fair value hedges, to hedge our natural gas inventory used in our asset optimization activities in our nonregulated segment.

Also, in nonregulated operations, we use storage swaps and futures to capture additional storage arbitrage opportunities that arise subsequent to the execution of the original fair value hedge associated with our physical natural gas inventory, basis swaps to insulate and protect the economic value of our fixed price and storage books and various over-the-counter and exchange-traded options. These financial instruments have not been designated as hedges.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our nonregulated risk management activities are controlled through various risk management policies and procedures. Our Audit Committee has oversight responsibility for our nonregulated risk management limits and policies. A risk committee, comprised of corporate and business unit officers, is responsible for establishing and enforcing our nonregulated risk management policies and procedures.

Under our risk management policies, we seek to match our financial instrument positions to our physical storage positions as well as our expected current and future sales and purchase obligations in order to maintain no open positions at the end of each trading day. The determination of our net open position as of any day, however, requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. Our operations can also be affected by intraday fluctuations of gas prices, since the price of natural gas purchased or sold for future delivery earlier in the day may not be hedged until later in the day. At times, limited net open positions related to our existing and anticipated commitments may occur. At the close of business on September 30, 2011, our nonregulated segment had net open positions (including existing storage and related financial contracts) of 0.1 Bcf.

Interest Rate Risk Management Activities

We periodically manage interest rate risk by entering into Treasury lock agreements to fix the Treasury yield component of the interest cost associated with anticipated financings.

We intend to refinance our $250 million unsecured 5.125% Senior Notes that mature in January 2013 through the issuance of $350 million 30-year unsecured notes. In August 2011, we entered into three Treasury lock agreements to fix the Treasury yield component of the interest cost associated with the anticipated issuances of these senior notes. We designated all of these Treasury locks as cash flow hedges.

In September 2010, we entered into three Treasury lock agreements to fix the Treasury yield component of the interest cost associated with $300 million of a total $400 million of senior notes that were issued in June 2011. This offering is discussed in Note 7. We designated these Treasury locks as cash flow hedges. The Treasury locks were settled on June 7, 2011 with the receipt of $20.1 million from the counterparties due to an increase in the 30-year Treasury lock rates between inception of the Treasury locks and settlement. Because the Treasury locks were effective, the net $12.6 million unrealized gain was recorded as a component of accumulated other comprehensive income and will be recognized as a component of interest expense over the 30-year life of the senior notes.

Additionally, our original fiscal 2011 financing plans included the issuance of $250 million of 30-year unsecured notes in November 2011 to fund our capital expenditure program. In September 2010, we entered into two Treasury lock agreements to fix the Treasury yield component of the interest cost associated with the anticipated issuance of these senior notes, which were designated as cash flow hedges. Due primarily to stronger than anticipated cash flows primarily resulting from the extension of the Bush tax cuts that allow the continued use of bonus depreciation on qualifying expenditures through December 31, 2011, the need to issue $250 million of debt in November was eliminated and the related Treasury lock agreements were unwound in March 2011. As a result of unwinding these Treasury locks, we recognized a pre-tax cash gain of $27.8 million during the second quarter of fiscal 2011.

In prior years, we entered into several Treasury lock agreements to fix the Treasury yield component of the interest cost of financing for various issuances of long-term debt and senior notes. The gains and losses realized upon settlement of these Treasury locks were recorded as a component of accumulated other comprehensive income (loss) when they were settled and are being recognized as a component of interest

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense over the life of the associated notes from the date of settlement. The remaining amortization periods for the settled Treasury locks extends through fiscal 2041.

Quantitative Disclosures Related to Financial Instruments

The following tables present detailed information concerning the impact of financial instruments on our consolidated balance sheet and income statements.

As of September 30, 2011, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of September 30, 2011, we had net long/(short) commodity contracts outstanding in the following quantities:

	Hedge	Natural Gas
Contract Type	Designation	Distribution	Nonregulated
		Quantity (MMcf)

Commodity contracts	Fair Value	—	(13,950)
	Cash Flow	—	38,713
	Not designated	26,977	31,648

		26,977	56,411

Financial Instruments on the Balance Sheet

The following tables present the fair value and balance sheet classification of our financial instruments by operating segment as of September 30, 2011 and 2010. As required by authoritative accounting literature, the fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts below do not include $28.8 million and $24.9 million of cash held on deposit in margin accounts as of September 30, 2011 and 2010 to collateralize certain financial instruments. Therefore, these gross balances are not indicative of either our actual credit exposure or net economic exposure. Additionally, the amounts below will not be equal

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the amounts presented on our consolidated balance sheet, nor will they be equal to the fair value information presented for our financial instruments in Note 5.

		Natural
		Gas
	Balance Sheet Location	Distribution	Nonregulated	Total
			(In thousands)

September 30, 2011
Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	$—	$22,396	$22,396
Noncurrent commodity contracts	Deferred charges and other assets	—	174	174
Liability Financial Instruments
Current commodity contracts	Other current liabilities	—	(31,064)	(31,064)
Noncurrent commodity contracts	Deferred credits and other liabilities	(67,527)	(7,709)	(75,236)

Total		(67,527)	(16,203)	(83,730)
Not Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	843	67,710	68,553
Noncurrent commodity contracts	Deferred charges and other assets	998	22,379	23,377
Liability Financial Instruments
Current commodity contracts	Other current liabilities(1)	(13,256)	(73,865)	(87,121)
Noncurrent commodity contracts	Deferred credits and other liabilities	(335)	(25,071)	(25,406)

Total		(11,750)	(8,847)	(20,597)

Total Financial Instruments		$(79,277)	$(25,050)	$(104,327)

(1)	Other current liabilities not designated as hedges in our natural gas distribution segment include $1.3 million related to risk management liabilities that were classified as assets held for sale at September 30, 2011.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impact of Financial Instruments on the Income Statement

Hedge ineffectiveness for our nonregulated segment is recorded as a component of unrealized gross profit and primarily results from differences in the location and timing of the derivative instrument and the hedged item. Hedge ineffectiveness could materially affect our results of operations for the reported period. For the years ended September 30, 2011, 2010 and 2009 we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $24.8 million, $51.8 million and $6.4 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hedges

The impact of our nonregulated commodity contracts designated as fair value hedges and the related hedged item on our consolidated income statement for the years ended September 30, 2011, 2010 and 2009 is presented below.

	Fiscal Year Ended September 30
	2011	2010	2009
	(In thousands)

Commodity contracts	$16,552	$34,650	$45,120
Fair value adjustment for natural gas inventory designated as the hedged item	9,824	19,867	(28,831)

Total impact on revenue	$26,376	$54,517	$16,289

The impact on revenue is comprised of the following:
Basis ineffectiveness	$803	$(1,272)	$5,958
Timing ineffectiveness	25,573	55,789	10,331

	$26,376	$54,517	$16,289

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

Cash Flow Hedges

The impact of cash flow hedges on our consolidated income statements for the years ended September 30, 2011, 2010 and 2009 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transaction. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

	Fiscal Year Ended September 30, 2011
	Natural	Regulated
	Gas	Transmission
	Distribution	and Storage	Nonregulated	Consolidated
	(In thousands)

Loss reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$—	$(28,430)	$(28,430)
Loss arising from ineffective portion of commodity contracts	—	—	(1,585)	(1,585)

Total impact on revenue	—	—	(30,015)	(30,015)
Net loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(2,455)	—	—	(2,455)
Gain on unwinding of Treasury lock reclassified from AOCI into miscellaneous income	21,803	6,000	—	27,803

Total impact from cash flow hedges	$19,348	$6,000	$(30,015)	$(4,667)

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended September 30, 2010
	Natural	Regulated
	Gas	Transmission
	Distribution	and Storage	Nonregulated	Consolidated
	(In thousands)

Loss reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$—	$(44,809)	$(44,809)
Loss arising from ineffective portion of commodity contracts	—	—	(2,717)	(2,717)

Total impact on revenue	—	—	(47,526)	(47,526)
Net loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(2,678)	—	—	(2,678)

Total impact from cash flow hedges	$(2,678)	$—	$(47,526)	$(50,204)

	Fiscal Year Ended September 30, 2009
	Natural	Regulated
	Gas	Transmission
	Distribution	and Storage	Nonregulated	Consolidated
	(In thousands)

Loss reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$—	$(136,540)	$(136,540)
Loss arising from ineffective portion of commodity contracts	—	—	(9,888)	(9,888)

Total impact on revenue	—	—	(146,428)	(146,428)
Net loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(4,070)	—	—	(4,070)

Total impact from cash flow hedges	$(4,070)	$—	$(146,428)	$(150,498)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the years ended September 30, 2011 and 2010. The amounts included in the table below exclude gains and losses arising from ineffectiveness because these amounts are immediately recognized in the income statement as incurred.

	Fiscal Year Ended
	September 30
	2011	2010
	(In thousands)

Increase (decrease) in fair value:
Treasury lock agreements	$(12,720)	$343
Forward commodity contracts	(12,096)	(34,296)
Recognition of (gains) losses in earnings due to settlements:
Treasury lock agreements	(15,969)	1,687
Forward commodity contracts	17,344	27,333

Total other comprehensive loss from hedging, net of tax(1)	$(23,441)	$(4,933)

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred gains (losses) recorded in AOCI associated with our Treasury lock agreements are recognized in earnings as they are amortized, while deferred losses associated with commodity contracts are recognized in earnings upon settlement. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred gains (losses) recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of September 30, 2011. However, the table below does not include the expected recognition in earnings of the Treasury lock agreements entered into in August 2011 as those financial instruments have not yet settled.

	Treasury
	Lock	Commodity
	Agreements	Contracts	Total
	(In thousands)

2012	$(1,266)	$(12,160)	$(13,426)
2013	(1,266)	(3,214)	(4,480)
2014	(1,266)	(1,461)	(2,727)
2015	601	(29)	572
2016	770	3	773
Thereafter	10,812	—	10,812

Total(1)	$8,385	$(16,861)	$(8,476)

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.

Financial Instruments Not Designated as Hedges

The impact of financial instruments that have not been designated as hedges on our consolidated income statements for the years ended September 30, 2011, 2010 and 2009 was an increase (decrease) in revenue of $(1.4) million, $15.4 million and $36.9 million. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value measurements also apply to the valuation of our pension and post-retirement plan assets. The fair value of these assets is presented in Note 9 below.

Quantitative Disclosures

Financial Instruments

The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 and 2010. As required under authoritative accounting literature, assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted	Significant	Significant
	Prices in	Other	Other	Netting
	Active	Observable	Unobservable	and
	Markets	Inputs	Inputs	Cash	September 30,
	(Level 1)	(Level 2)(1)	(Level 3)	Collateral(2)	2011
	(In thousands)

Assets:
Financial instruments
Natural gas distribution segment	$—	$1,841	$—	$—	$1,841
Nonregulated segment	15,262	97,396	—	(95,156)	17,502

Total financial instruments	15,262	99,237	—	(95,156)	19,343
Hedged portion of gas stored underground	47,940	—	—	—	47,940
Available-for-sale securities
Money market funds	—	1,823	—	—	1,823
Registered investment companies	36,444	—	—	—	36,444
Bonds	—	14,366	—	—	14,366

Total available-for-sale securities	36,444	16,189	—	—	52,633

Total assets	$99,646	$115,426	$—	$(95,156)	$119,916

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$81,118	$—	$—	$81,118
Nonregulated segment	22,091	115,617	—	(123,943)	13,765

Total liabilities	$22,091	$196,735	$—	$(123,943)	$94,883

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quoted	Significant	Significant
	Prices in	Other	Other	Netting
	Active	Observable	Unobservable	and
	Markets	Inputs	Inputs	Cash	September 30,
	(Level 1)	(Level 2)(1)	(Level 3)	Collateral(3)	2010
	(In thousands)

Assets:
Financial instruments
Natural gas distribution segment	$—	$2,266	$—	$—	$2,266
Nonregulated segment	18,544	42,462	—	(41,760)	19,246

Total financial instruments	18,544	44,728	—	(41,760)	21,512
Hedged portion of gas stored underground	57,507	—	—	—	57,507
Available-for-sale securities
Money market funds	—	499	—	—	499
Registered investment companies	40,967	—	—	—	40,967

Total available-for-sale securities	40,967	499	—	—	41,466

Total assets	$117,018	$45,227	$—	$(41,760)	$120,485

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$51,866	$—	$—	$51,866
Nonregulated segment	41,430	31,950	—	(66,649)	6,731

Total liabilities	$41,430	$83,816	$—	$(66,649)	$58,597

(1)	Our Level 2 measurements primarily consist of non-exchange-traded financial instruments, such as over-the-counter options and swaps where market data for pricing is observable. The fair values for these assets and liabilities are determined using a market-based approach in which observable market prices are adjusted for criteria specific to each instrument, such as the strike price, notional amount or basis differences. This level also includes municipal and corporate bonds where market data for pricing is observable.

(2)	This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. In addition, as of September 30, 2011 we had $28.8 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $12.4 million was used to offset current risk management liabilities under master netting agreements and the remaining $16.4 million is classified as current risk management assets.

(3)	This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. In addition, as of September 30, 2010 we had $24.9 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $12.6 million was used to offset current risk management liabilities under master netting agreements and the remaining $12.3 million is classified as current risk management assets.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale securities are comprised of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In thousands)

As of September 30, 2011:
Domestic equity mutual funds	$27,748	$4,074	$—	$31,822
Foreign equity mutual funds	4,597	267	(242)	4,622
Bonds	14,390	10	(34)	14,366
Money market funds	1,823	—	—	1,823

	$48,558	$4,351	$(276)	$52,633

As of September 30, 2010:
Domestic equity mutual funds	$29,540	$5,698	$—	$35,238
Foreign equity mutual funds	4,753	976	—	5,729
Money market funds	499	—	—	499

	$34,792	$6,674	$—	$41,466

At September 30, 2011 and 2010, our available-for-sale securities included $38.3 million and $41.5 million related to assets held in separate rabbi trusts for our supplemental executive benefit plans as discussed in Note 9. At September 30, 2011 we maintained investments in bonds that have contractual maturity dates ranging from January 2012 through January 2016.

We maintained an investment in one foreign equity mutual fund with a fair value of $2.3 million in an unrealized loss position of $0.2 million as of September 30, 2011. This fund has been in an unrealized loss position for less than twelve months. Because this fund is only used to fund the supplemental plans, we evaluate investment performance over a long-term horizon. Based upon our intent and ability to hold this investment, our ability to direct the source of the payments in order to maximize the life of the portfolio, the short-term nature of the decline in fair value and the fact that this fund continues to receive good ratings from mutual fund rating companies, we do not consider this impairment to be other-than-temporary as of September 30, 2011. We also maintained several bonds with a cumulative fair value of $9.9 million in an unrealized loss position of less than $0.1 million as of September 30, 2011. These bonds have been in an unrealized loss position for less than twelve months. Based upon our intent and ability to hold these investments, our ability to direct the source of the payments in order to maximize the life of the portfolio, the short-term nature of the decline in fair value and the fact that these bonds are investment-grade, we do not consider this impairment to be other-than-temporary as of September 30, 2011.

At September 30, 2010, we did not maintain any investments that were in an unrealized loss position. In fiscal 2009, we recorded a $5.4 million noncash charge to impair certain available-for sale investments during the year ended September 30, 2009 due to the conditions of the financial markets at that time.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Atmos Gathering Company (AGC) owns and operates the Park City and Shrewsbury gathering systems in Kentucky. The Park City gathering system consists of a 23-mile low pressure pipeline and a nitrogen removal unit that was constructed in 2008. The Shrewsbury production, gathering and processing assets were acquired in 2008 at which time we sold the production assets to a third party. As a result of the sale of the production assets, we obtained a 10-year production payment note under which we were to be paid from future production generated from the assets.

As discussed in Note 13, AGC is involved in an ongoing lawsuit with the Park City gathering system. Due to the lawsuit and a low natural gas price environment, the assets have generated operating losses. As a result of these developments, we performed an impairment assessment of these assets during the third fiscal quarter and determined the assets to be impaired. We reduced the carrying value of the assets to their estimated fair value of approximately $6 million and recorded a pre-tax noncash impairment loss of approximately $11 million. We used a combination of a market and income approach in a weighted average discounted cash flow analysis that included significant inputs such as our weighted average cost of capital and assumptions regarding future natural gas prices. This is a Level 3 fair value measurement because the inputs used are unobservable. Based on this analysis, we determined the assets to be impaired.

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

Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations. The following table presents the carrying value and fair value of our debt as of September 30, 2011:

September 30, 2011
(In thousands)

Carrying Amount	$2,212,565
Fair Value	$2,560,945

6.	Discontinued Operations

On May 12, 2011, we entered into a definitive agreement to sell all of our natural gas distribution assets located in Missouri, Illinois and Iowa to Liberty Energy (Midstates) Corporation, an affiliate of Algonquin Power & Utilities Corp. for a cash price of approximately $124 million. The agreement contains terms and conditions customary for transactions of this type, including typical adjustments to the purchase price at closing, if applicable. The closing of the transaction is subject to the satisfaction of customary conditions including the receipt of applicable regulatory approvals.

As required under generally accepted accounting principles, the operating results of our Missouri, Illinois and Iowa operations have been aggregated and reported on the consolidated statements of income as income from discontinued operations, net of income tax. Expenses related to general corporate overhead and interest expense allocated to their operations are not included in discontinued operations.

The tables below set forth selected financial and operational information related to net assets and operating results related to discontinued operations. Additionally, assets and liabilities related to our Missouri, Illinois and Iowa operations are classified as “held for sale” in other current assets and liabilities in our

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated balance sheets at September 30, 2011. Prior period revenues and expenses associated with these assets have been reclassified into discontinued operations. This reclassification had no impact on previously reported net income.

The following table presents statement of income data related to discontinued operations.

	Year Ended September 30
	2011	2010	2009
	(In thousands)

Operating revenues	$80,028	$69,855	$99,969
Purchased gas cost	48,759	42,419	72,945

Gross profit	31,269	27,436	27,024
Operating expenses	16,854	15,151	15,988

Operating income	14,415	12,285	11,036
Other nonoperating expense	(196)	(294)	(428)

Income from discontinued operations before income taxes	14,219	11,991	10,608
Income tax expense	5,502	4,425	2,929

Net income	$8,717	$7,566	$7,679

The following table presents balance sheet data related to assets held for sale.

September 30, 2011
(In thousands)

Net plant, property & equipment	$127,577
Gas stored underground	11,931
Other current assets	786
Deferred charges and other assets	277

Assets held for sale	$140,571

Accounts payable and accrued liabilities	$1,917
Other current liabilities	4,877
Regulatory cost of removal	10,498
Deferred credits and other liabilities	1,153

Liabilities held for sale	$18,445

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt

Long-term debt

Long-term debt at September 30, 2011 and 2010 consisted of the following:

	2011	2010
	(In thousands)

Unsecured 7.375% Senior Notes, redeemed May 2011	$—	$350,000
Unsecured 10% Notes, due December 2011	2,303	2,303
Unsecured 5.125% Senior Notes, due 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	500,000
Unsecured 6.35% Senior Notes, due 2017	250,000	250,000
Unsecured 8.50% Senior Notes, due 2019	450,000	450,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	—
Medium term notes
Series A, 1995-2, 6.27%, redeemed December 2010	—	10,000
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Rental property term notes due in installments through 2013	262	393

Total long-term debt	2,212,565	2,172,696
Less:
Original issue discount on unsecured senior notes and debentures	(4,014)	(3,014)
Current maturities	(2,434)	(360,131)

	$2,206,117	$1,809,551

As noted above, our unsecured 10% notes will mature in December 2011; accordingly, these have been classified within the current maturities of long-term debt.

Our $350 million 7.375% senior notes were paid on their maturity date on May 15, 2011, using commercial paper borrowings. We replaced these senior notes on June 10, 2011 with $400 million 5.50% senior notes. The effective interest rate on these notes is 5.381 percent, after giving effect to offering costs and the settlement of the $300 million Treasury locks discussed in Note 4. Substantially all of the net proceeds of approximately $394 million was used to repay $350 million of outstanding commercial paper. The remainder of the net proceeds was used for general corporate purposes.

Short-term debt

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply our customers’ needs could significantly affect our borrowing requirements. Our short-term borrowings typically reach their highest levels in the winter months.

Prior to the third quarter of fiscal 2011, we financed our short-term borrowing requirements through a combination of a $566.7 million commercial paper program and four committed revolving credit facilities with third-party lenders that provided approximately $1.0 billion of working capital funding. On April 13, 2011, our $200 million 180-day unsecured credit facility expired and was not replaced. On May 2, 2011, we replaced our $566.7 million unsecured credit facility with a new five-year $750 million unsecured credit

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility with an accordion feature that could increase our borrowing capacity to $1.0 billion. On September 30, 2011, we renewed our 364-day revolving line of credit facility used to backstop letters of credit for our regulated operations and increased the borrowing capacity from $6.25 million to $10 million. As a result of these changes, we have $985 million of working capital funding from our commercial paper program and four committed revolving credit facilities with third-party lenders.

At September 30, 2011 and 2010, there was $206.4 million and $126.1 million outstanding under our commercial paper program. As of September 30, 2011 our commercial paper had maturities of less than one week with interest rates of 0.29 percent. We also use intercompany credit facilities to supplement the funding provided by these third-party committed credit facilities. These facilities are described in greater detail below.

Regulated Operations

We fund our regulated operations as needed, primarily through our commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $785 million of working capital funding. The first facility is a five-year $750 million unsecured facility, expiring May 2016, that bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from zero percent to 2 percent, based on the Company’s credit ratings. This credit facility serves as a backup liquidity facility for our commercial paper program. At September 30, 2011, there were no borrowings under this facility, but we had $206.4 million of commercial paper outstanding leaving $543.6 million available.

The second facility is a $25 million unsecured facility that bears interest at a daily negotiated rate, generally based on the Federal Funds rate plus a variable margin. At September 30, 2011, there were no borrowings outstanding under this facility.

The third facility is a $10 million revolving credit facility used primarily to issue letters of credit that bears interest at a LIBOR-based rate. At September 30, 2011, there were no borrowings outstanding under this credit facility; however, letters of credit totaling $5.9 million had been issued under the facility at September 30, 2011, which reduced the amount available by a corresponding amount.

The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At September 30, 2011, our total-debt-to-total-capitalization ratio, as defined, was 54 percent. In addition, both the interest margin over the Eurodollar rate and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.

In addition to these third-party facilities, our regulated operations have a $350 million intercompany revolving credit facility with AEH. This facility bears interest at the lower of (i) the one-month LIBOR rate plus 0.45 percent or (ii) the marginal borrowing rate available to the Company on the date of borrowing. The marginal borrowing rate is defined as the lower of (i) a rate based upon the lower of the Prime Rate or the Eurodollar rate under the five year revolving credit facility or (ii) the lowest rate outstanding under the commercial paper program. Applicable state regulatory commissions have approved our use of this facility through December 31, 2011. There was $181.3 million outstanding under this facility at September 30, 2011.

Nonregulated Operations

Atmos Energy Marketing, LLC (AEM), which is wholly-owned by AEH, has a three-year $200 million committed revolving credit facility with a syndicate of third-party lenders with an accordion feature that could

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase AEM’s borrowing capacity to $500 million. The credit facility is primarily used to issue letters of credit and, on a less frequent basis, to borrow funds for gas purchases and other working capital needs.

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

At September 30, 2011, there were no borrowings outstanding under this credit facility. However, at September 30, 2011, AEM letters of credit totaling $20.2 million had been issued under the facility, which reduced the amount available by a corresponding amount. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility was $129.8 million at September 30, 2011.

AEM is required by the financial covenants in this facility to maintain a ratio of total liabilities to tangible net worth that does not exceed a maximum of 5 to 1. At September 30, 2011, AEM’s ratio of total liabilities to tangible net worth, as defined, was 1.33 to 1. Additionally, AEM must maintain minimum levels of net working capital and net worth ranging from $20 million to $40 million. As defined in the financial covenants, at September 30, 2011, AEM’s net working capital was $131.8 million and its tangible net worth was $144.5 million.

To supplement borrowings under this facility, AEH has a $350 million intercompany demand credit facility with AEC, which bears interest at a rate equal to the greater of (i) the one-month LIBOR rate plus 3.00 percent or (ii) the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent. Applicable state regulatory commissions have approved our use of this facility through December 31, 2011. There were no borrowings outstanding under this facility at September 30, 2011.

Shelf Registration

We have an effective shelf registration statement with the Securities and Exchange Commission (SEC) that permits us to issue a total of $1.3 billion in common stock and/or debt securities. The shelf registration statement has been approved by all requisite state regulatory commissions. Due to certain restrictions imposed by one state regulatory commission on our ability to issue securities under the new registration statement, we were able to issue a total of $950 million in debt securities and $350 million in equity securities prior to our $400 million senior notes offering in June 2011. At September 30, 2011, $900 million remains available for issuance. Of this amount, $550 million is available for the issuance of debt securities and $350 million remains available for the issuance of equity securities under the shelf until March 2013.

Debt Covenants

In addition to the financial covenants described above, our credit facilities and public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We were in compliance with all of our debt covenants as of September 30, 2011. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

Maturities of long-term debt at September 30, 2011 were as follows (in thousands):

2012	$2,434
2013	250,131
2014	—
2015	500,000
2016	—
Thereafter	1,460,000

$2,212,565

8.	Stock and Other Compensation Plans

Share Repurchase Agreement

On, July 1, 2010, we entered into an accelerated share repurchase agreement with Goldman Sachs & Co. under which we repurchased $100 million of our outstanding common stock in order to offset stock grants made under our various employee and director incentive compensation plans. We paid $100 million to Goldman Sachs & Co. on July 7, 2010 in a share forward transaction and received 2,958,580 shares of Atmos Energy common stock. On March 4, 2011, we received and retired an additional 375,468 common shares which concluded our share repurchase agreement. In total, we received and retired 3,334,048 common shares under the repurchase agreement. The final number of shares we ultimately repurchased in the transaction was based generally on the average of the effective share repurchase price of our common stock over the duration of the agreement, which was $29.99. As a result of this transaction, beginning in our fourth quarter of fiscal 2010, the number of outstanding shares used to calculate our earnings per share was reduced by the number of shares received and the $100 million purchase price was recorded as a reduction in shareholders’ equity.

Share Repurchase Program

On September 28, 2011 our Board of Directors approved a new program authorizing the repurchase of up to five million shares of common stock over a five-year period. Although the program is authorized for a five-year period, it may be terminated or limited at any time. Shares may be repurchased in the open market or in privately negotiated transactions in amounts the company deems appropriate. The program is primarily intended to minimize the dilutive effect of equity grants under various benefit related incentive compensation plans of the company.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Plans

Total stock-based compensation expense was $11.6 million, $12.7 million and $14.5 million for the fiscal years ended September 30, 2011, 2010 and 2009, primarily related to restricted stock costs.

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

As of September 30, 2011, we are authorized to grant awards for up to a maximum of 6.5 million shares of common stock under this plan subject to certain adjustment provisions. In February 2011, shareholders voted to increase the number of authorized LTIP shares by 2.2 million shares. On October 19, 2011, we received all required state regulatory approvals to increase the maximum number of authorized LTIP shares to 8.7 million shares, subject to certain adjustment provisions. On October 28, 2011, we filed with the SEC a registration statement on Form S-8 to register an additional 2.2 million shares; we also listed such shares with the New York Stock Exchange. As of September 30, 2011, non-qualified stock options, bonus stock, time-lapse restricted stock, time-lapse restricted stock units, performance-based restricted stock units and stock units had been issued under this plan, and 319,700 shares were available for future issuance. The option price of the stock options issued under this plan is equal to the market price of our stock at the date of grant. These stock options expire 10 years from the date of the grant and vest annually over a service period ranging from one to three years. However, no stock options have been granted under this plan since fiscal 2003, except for a limited number of options that were converted from bonuses paid under our Annual Incentive Plan, the last of which occurred in fiscal 2006.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following summarizes information regarding the restricted stock issued under the plan during the fiscal years ended September 30, 2011, 2010 and 2009:

	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant-Date	Number of	Grant-Date	Number of	Grant-Date
	Restricted	Fair	Restricted	Fair	Restricted	Fair
	Shares	Value	Shares	Value	Shares	Value

Nonvested at beginning of year	1,293,960	$27.28	1,295,841	$27.23	1,096,770	$29.04
Granted	491,345	33.10	551,278	29.07	711,909	25.76
Vested	(464,321)	27.21	(493,957)	29.24	(499,267)	29.05
Forfeited	(56,842)	27.56	(59,202)	26.54	(13,571)	28.92

Nonvested at end of year	1,264,142	$29.56	1,293,960	$27.28	1,295,841	$27.23

As of September 30, 2011, there was $18.0 million of total unrecognized compensation cost related to nonvested time-lapse restricted shares and restricted stock units granted under the LTIP. That cost is expected to be recognized over a weighted-average period of 1.5 years. The fair value of restricted stock vested during the fiscal years ended September 30, 2011, 2010 and 2009 was $12.6 million, $14.4 million and $14.5 million.

Stock Option Plan

A summary of stock option activity under the LTIP follows:

	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	434,962	$22.46	611,227	$21.88	913,841	$22.54
Granted	—	—	—	—	—	—
Exercised	(348,196)	22.54	(176,265)	20.44	(130,965)	21.99
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	(171,649)	25.31

Outstanding at end of year(1)	86,766	$22.16	434,962	$22.46	611,227	$21.88

Exercisable at end of year(2)	86,766	$22.16	434,962	$22.46	611,227	$21.88

(1)	The weighted-average remaining contractual life for outstanding options was 1.7 years, 1.6 years, and 2.4 years for fiscal years 2011, 2010 and 2009. The aggregate intrinsic value of outstanding options was $0.3 million, $1.6 million and $2.1 million for fiscal years 2011, 2010 and 2009.

(2)	The weighted-average remaining contractual life for exercisable options was 1.7 years, 1.6 years and 2.4 years for fiscal years 2011, 2010 and 2009. The aggregate intrinsic value of exercisable options was $0.3 million, $1.6 million and $2.1 million for the fiscal years 2011, 2010 and 2009.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about outstanding and exercisable options under the LTIP, as of September 30, 2011, is reflected in the following tables:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
	Number of	Contractual Life	Exercise
Range of Exercise Prices	Options	(in years)	Price

$21.23 to $22.99	71,064	1.4	$21.31
$23.00 to $26.19	15,702	3.3	$26.00

$21.23 to $26.19	86,766	1.7	$22.16

	Fiscal Year Ended September 30
	2011	2010	2009
	(In thousands, except per share data)

Grant date weighted average fair value per share	$—	$—	$—
Net cash proceeds from stock option exercises	$7,848	$3,604	$2,880
Income tax benefit from stock option exercises	$1,010	$547	$177
Total intrinsic value of options exercised	$1,263	$239	$262

As of September 30, 2011, there was no unrecognized compensation cost related to nonvested stock options.

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

Outside Directors Stock-For-Fee Plan

In November 1994, the Board of Directors adopted the Outside Directors Stock-for-Fee Plan which was approved by our shareholders in February 1995. The plan permits non-employee directors to receive all or part of their annual retainer and meeting fees in stock rather than in cash.

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

In addition, we adopted an incentive plan in October 2001 to give the employees in our nonregulated segment an opportunity to share in the success of the nonregulated operations. In fiscal 2010, we modified the award structure of the plan to reflect the different performance goals of the front and back office employees of our nonregulated operations. The front office award structure is based on a fixed percentage of the net income of our nonregulated operations that represents the available award pool for eligible employees. There is no minimum or maximum threshold for the available award pool. The back office award structure is based upon the net earnings of the nonregulated operations and has minimum and maximum thresholds. The plan must meet the minimum threshold in order for the plan to be funded and distributed to employees. We monitor the progress toward the achievement of the thresholds throughout the year and record accruals based upon the expected payout using the best estimates available at the time the accrual is recorded.

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

As a rate regulated entity, we generally recover our pension costs in our rates over a period of up to 15 years. The amounts that have not yet been recognized in net periodic pension cost that have been recorded as regulatory assets are as follows:

		Supplemental
	Defined	Executive	Postretirement
	Benefits Plans	Retirement Plans	Plans	Total
	(In thousands)

September 30, 2011
Unrecognized transition obligation	$—	$—	$3,220	$3,220
Unrecognized prior service cost	(373)	—	(8,861)	(9,234)
Unrecognized actuarial loss	182,486	30,654	47,540	260,680

	$182,113	$30,654	$41,899	$254,666

September 30, 2010
Unrecognized transition obligation	$—	$—	$4,731	$4,731
Unrecognized prior service cost	(842)	—	(10,311)	(11,153)
Unrecognized actuarial loss	159,539	30,753	25,694	215,986

	$158,697	$30,753	$20,114	$209,564

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Benefit Plans

Employee Pension Plans

As of September 30, 2011, we maintained two defined benefit plans: the Atmos Energy Corporation Pension Account Plan (the Plan) and the Atmos Energy Corporation Retirement Plan for Mississippi Valley Gas Union Employees (the Union Plan) (collectively referred to as the Plans). The assets of the Plans are held within the Atmos Energy Corporation Master Retirement Trust (the Master Trust).

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

The Plan also provides for an additional annual allocation based upon a participant’s age as of January 1, 1999 for those participants who were participants in the prior pension plans. The Plan credited this additional allocation each year through December 31, 2008. In addition, at the end of each year, a participant’s account will be credited with interest on the employee’s prior year account balance. A special grandfather benefit also applied through December 31, 2008, for participants who were at least age 50 as of January 1, 1999, and who were participants in one of the prior plans on December 31, 1998. Participants are fully vested in their account balances after three years of service and may choose to receive their account balances as a lump sum or an annuity. In August 2010, the Board of Directors of Atmos Energy approved a proposal to close the Plan to new participants effective October 1, 2010. Additionally, employees participating in the Plan as of October 1, 2010 were allowed to make a one-time election to migrate from the Plan into our defined contribution plan which was enhanced, effective January 1, 2011.

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

During fiscal 2011 and 2009, we contributed $0.9 million and $21.0 million in cash to the Plans to achieve a desired level of funding while maximizing the tax deductibility of this payment. In fiscal 2010, we did not make any contributions to our pension plans. Based upon market conditions subsequent to September 30, 2011, the current funded position of the plans and the new funding requirements under the PPA, we anticipate contributing between $25 million and $30 million to the Plans in fiscal 2012. Further, we will consider whether an additional voluntary contribution is prudent to maintain certain PPA funding thresholds.

We manage the Master Trust’s assets with the objective of achieving a rate of return net of inflation of approximately four percent per year. We make investment decisions and evaluate performance on a medium-term horizon of at least three to five years. We also consider our current financial status when making recommendations and decisions regarding the Master Trust’s assets. Finally, we strive to ensure the Master Trust’s assets are appropriately invested to maintain an acceptable level of risk and meet the Master Trust’s long-term asset investment policy adopted by the Board of Directors.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents asset allocation information for the Master Trust as of September 30, 2011 and 2010.

		Actual Allocation
	Targeted	September 30
Security Class	Allocation Range	2011	2010

Domestic equities	35%-55%	40.4%	44.1%
International equities	10% - 20%	13.6%	14.4%
Fixed income	10%-30%	21.3%	19.0%
Company stock	5%-15%	13.5%	11.3%
Other assets	5%-15%	11.2%	11.2%

At September 30, 2011 and 2010, the Plan held 1,169,700 shares of our common stock, which represented 13.5 percent and 11.3 percent of total Master Trust assets. These shares generated dividend income for the Plan of approximately $1.6 million and $1.6 million during fiscal 2011 and 2010.

Our employee pension plan expenses and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates and demographic data. We review the estimates and assumptions underlying our employee pension plans annually based upon a September 30 measurement date. The development of our assumptions is fully described in our significant accounting policies in Note 2. The actuarial assumptions used to determine the pension liability for the Plans were determined as of September 30, 2011 and 2010 and the actuarial assumptions used to determine the net periodic pension cost for the Plans were determined as of September 30, 2010, 2009 and 2008. These assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2011	2010	2011		2010	2009

Discount rate	5.05%	5.39%	5.39	%(1)	5.52%	7.57%
Rate of compensation increase	3.50%	4.00%	4.00%		4.00%	4.00%
Expected return on plan assets	7.75%	8.25%	8.25%		8.25%	8.25%

(1)	The discount rate for the Pension Account Plan increased from 5.39% to 5.68% effective January 1, 2011 due to a curtailment gain recorded in the current fiscal year.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Plans’ accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2011 and 2010:

	2011	2010
	(In thousands)

Accumulated benefit obligation	$414,489	$391,915

Change in projected benefit obligation:
Benefit obligation at beginning of year	$407,536	$380,045
Service cost	14,384	13,499
Interest cost	22,264	20,870
Actuarial loss	12,944	19,809
Benefits paid	(27,534)	(26,687)
Curtailments	(162)	—

Benefit obligation at end of year	429,432	407,536
Change in plan assets:
Fair value of plan assets at beginning of year	301,708	301,146
Actual return on plan assets	5,154	27,249
Employer contributions	876	—
Benefits paid	(27,534)	(26,687)

Fair value of plan assets at end of year	280,204	301,708

Reconciliation:
Funded status	(149,228)	(105,828)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—

Net amount recognized	$(149,228)	$(105,828)

Net periodic pension cost for the Plans for fiscal 2011, 2010 and 2009 is recorded as operating expense and included the following components:

	Fiscal Year Ended September 30
	2011	2010	2009
	(In thousands)

Components of net periodic pension cost:
Service cost	$14,384	$13,499	$12,951
Interest cost	22,264	20,870	24,060
Expected return on assets	(24,817)	(25,280)	(24,950)
Amortization of prior service cost	(429)	(960)	(946)
Recognized actuarial loss	9,498	9,290	3,742
Curtailment gain	(40)	—	—

Net periodic pension cost	$20,860	$17,419	$14,857

The following table sets forth by level, within the fair value hierarchy, the Master Trust’s assets at fair value as of September 30, 2011 and 2010. As required by authoritative accounting literature, assets are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The methods used to determine fair value for the assets held by the Master Trust are fully described in Note 2.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the assets shown below, the Master Trust had net accounts receivable of $0.4 million and $0.1 million at September 30, 2011 and 2010 which materially approximates fair value due to the short-term nature of these assets.

	Assets at Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)

Investments:
Common stocks	$94,336	$—	$—	$94,336
Money market funds	—	9,383	—	9,383
Registered investment companies	27,236	—	—	27,236
Common/collective trusts	53,309	—	—	53,309
Government securities	4,946	18,907	—	23,853
Corporate bonds	—	33,636	—	33,636
Limited partnerships	—	37,806	—	37,806
Real estate	—	—	200	200

Total investments at fair value	$179,827	$99,732	$200	$279,759

	Assets at Fair Value as of September 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Investments:
Common stocks	$116,315	$—	$—	$116,315
Money market funds	—	10,013	—	10,013
Registered investment companies	32,601	—	—	32,601
Common/collective trusts	—	48,920	—	48,920
Government securities	5,548	16,296	—	21,844
Corporate bonds	—	33,987	—	33,987
Limited partnerships	—	37,691	—	37,691
Real estate	—	—	200	200

Total investments at fair value	$154,464	$146,907	$200	$301,571

The fair value of our Level 3 real estate assets was determined based on independent third party appraisals. There were no changes in the fair value of the Level 3 assets during the year ended September 30, 2011.

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

In August 2009, the Board of Directors determined that there would be no new participants in the SERP subsequent to August 5, 2009, except for any corporate officers who may be appointed to the Management Committee. The SERP is a defined benefit arrangement which provides a benefit equal to 60 percent of

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covered compensation under which benefits paid from the underlying qualified defined benefit plan are an offset to the benefits under the SERP. However, the Board also established a new defined benefit supplemental executive retirement plan (the 2009 SERP), effective August 5, 2009, with each participant being selected by the Board, with each such participant being either (i) a corporate officer (other than such officer who is appointed as a member of the Company’s Management Committee), (ii) a division president or (iii) an employee selected in the discretion of the Board. Under the 2009 SERP, a nominal account has been established for each participant, to which the Company contributes at the end of each calendar year an amount equal to ten percent of the total of each participant’s base salary and cash incentive compensation earned during each prior calendar year, beginning December 31, 2009. The benefits vest after three years of service and attainment of age 55 and earn interest credits at the same annual rate as the Company’s Pension Account Plan (currently 4.69%).

Similar to our employee pension plans, we review the estimates and assumptions underlying our supplemental executive benefit plans annually based upon a September 30 measurement date using the same techniques as our employee pension plans. The actuarial assumptions used to determine the pension liability for the supplemental plans were determined as of September 30, 2011 and 2010 and the actuarial assumptions used to determine the net periodic pension cost for the supplemental plans were determined as of September 30, 2010, 2009 and 2008. These assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2011	2010	2011	2010	2009

Discount rate	5.05%	5.39%	5.39%	5.52%	7.57%
Rate of compensation increase	3.50%	4.00%	4.00%	4.00%	4.00%

The following table presents the supplemental plans’ accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2011 and 2010:

	2011	2010
	(In thousands)

Accumulated benefit obligation	$104,363	$99,673

Change in projected benefit obligation:
Benefit obligation at beginning of year	$108,919	$102,747
Service cost	2,768	2,476
Interest cost	5,825	5,224
Actuarial loss	2,140	3,043
Benefits paid	(7,537)	(4,571)

Benefit obligation at end of year	112,115	108,919
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	7,537	4,571
Benefits paid	(7,537)	(4,571)

Fair value of plan assets at end of year	—	—

Reconciliation:
Funded status	(112,115)	(108,919)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—

Accrued pension cost	$(112,115)	$(108,919)

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets for the supplemental plans are held in separate rabbi trusts. At September 30, 2011 and 2010, assets held in the rabbi trusts consisted of available-for-sale securities of $38.3 million and $41.5 million, which are included in our fair value disclosures in Note 5.

Net periodic pension cost for the supplemental plans for fiscal 2011, 2010 and 2009 is recorded as operating expense and included the following components:

	Fiscal Year Ended September 30
	2011	2010	2009
	(In thousands)

Components of net periodic pension cost:
Service cost	$2,768	$2,476	$1,985
Interest cost	5,825	5,224	6,056
Amortization of transition asset	—	—	—
Amortization of prior service cost	—	187	212
Recognized actuarial loss	2,239	1,999	324
Curtailment	—	—	1,645

Net periodic pension cost	$10,832	$9,886	$10,222

Supplemental Disclosures for Defined Benefit Plans with Accumulated Benefit Obligations in Excess of Plan Assets

The following summarizes key information for our defined benefit plans with accumulated benefit obligations in excess of plan assets. For fiscal 2011 and 2010 the accumulated benefit obligation for our supplemental plans exceeded the fair value of plan assets.

	Supplemental Plans
	2011	2010
	(In thousands)

Projected Benefit Obligation	$112,115	$108,919
Accumulated Benefit Obligation	104,363	99,673
Fair Value of Plan Assets	—	—

Estimated Future Benefit Payments

The following benefit payments for our defined benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:

	Pension	Supplemental
	Plans	Plans
	(In thousands)

2012	$35,286	$25,116
2013	33,109	6,910
2014	31,753	4,738
2015	30,633	6,862
2016	30,648	4,622
2017-2021	146,923	43,625

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

Generally, our funding policy is to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. However, additional voluntary contributions are made annually as considered necessary. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. We expect to contribute $31.5 million to our postretirement benefits plan during fiscal 2012.

We maintain a formal investment policy with respect to the assets in our postretirement benefits plan to ensure the assets funding the postretirement benefit plan are appropriately invested to maintain an acceptable level of risk. We also consider our current financial status when making recommendations and decisions regarding the postretirement benefits plan.

We currently invest the assets funding our postretirement benefit plan in diversified investment funds which consist of common stocks, preferred stocks and fixed income securities. The diversified investment funds may invest up to 75 percent of assets in common stocks and convertible securities. The following table presents asset allocation information for the postretirement benefit plan assets as of September 30, 2011 and 2010.

	Actual Allocation
	September 30
Security Class	2011	2010

Diversified investment funds	96.8%	97.5%
Cash and cash equivalents	3.2%	2.5%

Similar to our employee pension and supplemental plans, we review the estimates and assumptions underlying our postretirement benefit plan annually based upon a September 30 measurement date using the same techniques as our employee pension plans. The actuarial assumptions used to determine the pension liability for our postretirement plan were determined as of September 30, 2011 and 2010 and the actuarial

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions used to determine the net periodic pension cost for the postretirement plan were determined as of September 30, 2010, 2009 and 2008. The assumptions are presented in the following table:

	Postretirement
	Liability		Postretirement Cost
	2011	2010	2011	2010	2009

Discount rate	5.05%	5.39%	5.39%	5.52%	7.57%
Expected return on plan assets	5.00%	5.00%	5.00%	5.00%	5.00%
Initial trend rate	8.00%	8.00%	8.00%	7.50%	8.00%
Ultimate trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Ultimate trend reached in	2018	2016	2016	2015	2015

The following table presents the postretirement plan’s benefit obligation and funded status as of September 30, 2011 and 2010:

	2011	2010
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$228,234	$209,732
Service cost	14,403	13,439
Interest cost	12,813	12,071
Plan participants’ contributions	2,892	2,734
Actuarial loss	17,966	2,980
Benefits paid	(13,046)	(12,722)
Subsidy payments	432	—

Benefit obligation at end of year	263,694	228,234
Change in plan assets:
Fair value of plan assets at beginning of year	53,033	47,646
Actual return on plan assets	(1,500)	3,551
Employer contributions	11,254	11,824
Plan participants’ contributions	2,892	2,734
Benefits paid	(13,046)	(12,722)
Subsidy payments	432	—

Fair value of plan assets at end of year	53,065	53,033

Reconciliation:
Funded status	(210,629)	(175,201)
Unrecognized transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—

Accrued postretirement cost	$(210,629)	$(175,201)

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic postretirement cost for fiscal 2011, 2010 and 2009 is recorded as operating expense and included the components presented below.

	Fiscal Year Ended September 30
	2011	2010	2009
	(In thousands)

Components of net periodic postretirement cost:
Service cost	$14,403	$13,439	$11,786
Interest cost	12,813	12,071	14,080
Expected return on assets	(2,727)	(2,460)	(2,292)
Amortization of transition obligation	1,511	1,511	1,511
Amortization of prior service cost	(1,450)	(1,450)	—
Recognized actuarial loss	347	374	—

Net periodic postretirement cost	$24,897	$23,485	$25,085

Assumed health care cost trend rates have a significant effect on the amounts reported for the plan. A one-percentage point change in assumed health care cost trend rates would have the following effects on the latest actuarial calculations:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease
	(In thousands)

Effect on total service and interest cost components	$4,155	$(3,479)
Effect on postretirement benefit obligation	$30,159	$(25,578)

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

The following table sets forth by level, within the fair value hierarchy, the Retiree Medical Plan’s assets at fair value as of September 30, 2011 and 2010. The methods used to determine fair value for the assets held by the Retiree Medical Plan are fully described in Note 2.

	Assets at Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)

Investments:
Money market funds	$—	$1,707	$—	$1,707
Registered investment companies	51,358	—	—	51,358

Total investments at fair value	$51,358	$1,707	$—	$53,065

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Assets at Fair Value as of September 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Investments:
Money market funds	$—	$1,307	$—	$1,307
Registered investment companies	51,726	—	—	51,726

Total investments at fair value	$51,726	$1,307	$—	$53,033

Estimated Future Benefit Payments

The following benefit payments paid by us, retirees and prescription drug subsidy payments for our postretirement benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:

				Total
	Company	Retiree	Subsidy	Postretirement
	Payments	Payments	Payments	Benefits
	(In thousands)

2012	$31,519	$3,293	$—	$34,812
2013	13,272	3,895	—	17,167
2014	15,271	4,491	—	19,762
2015	16,789	5,026	—	21,815
2016	18,333	5,672	—	24,005
2017-2021	99,139	38,238	—	137,377

Defined Contribution Plans

As of September 30, 2011, we maintained three defined contribution benefit plans: the Atmos Energy Corporation Retirement Savings Plan and Trust (the Retirement Savings Plan), the Atmos Energy Corporation Savings Plan for MVG Union Employees (the Union 401K Plan) and the Atmos Energy Holdings, LLC 401K Profit-Sharing Plan (the AEH 401K Profit-Sharing Plan).

The Retirement Savings Plan covers substantially all employees in our regulated operations and is subject to the provisions of Section 401(k) of the Internal Revenue Code. Effective January 1, 2007, employees automatically became participants of the Retirement Savings Plan on the date of employment. Participants may elect a salary reduction ranging from a minimum of one percent up to a maximum of 65 percent of eligible compensation, as defined by the Plan, not to exceed the maximum allowed by the Internal Revenue Service. New participants are automatically enrolled in the Plan at a salary reduction amount of four percent of eligible compensation, from which they may opt out. We match 100 percent of a participant’s contributions, limited to four percent of the participant’s salary, in our common stock. However, participants have the option to immediately transfer this matching contribution into other funds held within the plan. Participants are eligible to receive matching contributions after completing one year of service. Participants are also permitted to take out loans against their accounts subject to certain restrictions. In August 2010, the Board of Directors of Atmos Energy approved a proposal to close the Pension Account Plan to new participants effective October 1, 2010. New employees participate in our defined contribution plan, which was enhanced, effective January 1, 2011. Employees participating in the Pension Account Plan as of October 1, 2010 were allowed to make a one-time election to migrate from the Plan into our defined contribution plan, effective January 1, 2011. Under the enhanced plan, participants will receive a fixed annual contribution of four percent of eligible earnings to their Retirement Savings Plan account. Participants will continue to be eligible for company

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matching contributions of up to four percent of their eligible earnings and will be fully vested in the fixed annual contribution after three years of service.

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

Matching contributions to the Retirement Savings Plan and the Union 401K Plan are expensed as incurred and amounted to $10.2 million, $9.8 million, and $9.3 million for fiscal years 2011, 2010 and 2009. The Board of Directors may also approve discretionary contributions, subject to the provisions of the Internal Revenue Code of 1986 and applicable regulations of the Internal Revenue Service. No discretionary contributions were made for fiscal years 2011, 2010 or 2009. At September 30, 2011 and 2010, the Retirement Savings Plan held 4.5 percent and 4.3 percent of our outstanding common stock.

The AEH 401K Profit-Sharing Plan covers substantially all AEH employees and is subject to the provisions of Section 401(k) of the Internal Revenue Code. Participants may elect a salary reduction ranging from a minimum of one percent up to a maximum of 75 percent of eligible compensation, as defined by the Plan, not to exceed the maximum allowed by the Internal Revenue Service. The Company may elect to make safe harbor contributions up to four percent of the employee’s salary which vest immediately. The Company may also make discretionary profit sharing contributions to the AEH 401K Profit-Sharing Plan. Participants become fully vested in the discretionary profit-sharing contributions after three years of service. Participants are also permitted to take out loans against their accounts subject to certain restrictions. Discretionary contributions to the AEH 401K Profit-Sharing Plan are expensed as incurred and amounted to $1.3 million, $1.3 million and $1.2 million for fiscal years 2011, 2010 and 2009.

10.	Details of Selected Consolidated Balance Sheet Captions

The following tables provide additional information regarding the composition of certain of our balance sheet captions.

Accounts receivable

Accounts receivable was comprised of the following at September 30, 2011 and 2010:

	September 30
	2011	2010
	(In thousands)

Billed accounts receivable	$216,145	$223,129
Unbilled revenue	48,006	47,423
Other accounts receivable	16,592	15,356

Total accounts receivable	280,743	285,908
Less: allowance for doubtful accounts	(7,440)	(12,701)

Net accounts receivable	$273,303	$273,207

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other current assets

Other current assets as of September 30, 2011 and 2010 were comprised of the following accounts.

	September 30
	2011	2010
	(In thousands)

Assets from risk management activities	$18,344	$20,575
Deferred gas costs	33,976	22,701
Taxes receivable	9,215	19,382
Current deferred tax asset	76,725	53,926
Prepaid expenses	22,499	24,754
Current portion of leased assets receivable	2,013	2,973
Materials and supplies	4,113	3,940
Assets held for sale	140,571	—
Other	9,015	2,744

Total	$316,471	$150,995

As discussed in Note 6, assets and liabilities related to our Missouri, Illinois and Iowa operations are classified as “assets held for sale” in other current assets and liabilities in our consolidated balance sheets at September 30, 2011.

Property, plant and equipment

Property, plant and equipment was comprised of the following as of September 30, 2011 and 2010:

	September 30
	2011	2010
	(In thousands)

Production plant	$7,412	$17,360
Storage plant	198,422	193,155
Transmission plant	1,126,509	1,108,398
Distribution plant	4,496,263	4,339,277
General plant	737,850	671,953
Intangible plant	41,096	54,253

	6,607,552	6,384,396
Construction in progress	209,242	157,922

	6,816,794	6,542,318
Less: accumulated depreciation and amortization	(1,668,876)	(1,749,243)

Net property, plant and equipment	$5,147,918	$4,793,075

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred charges and other assets

Deferred charges and other assets as of September 30, 2011 and 2010 were comprised of the following accounts.

	September 30
	2011	2010
	(In thousands)

Marketable securities	$52,633	$41,466
Regulatory assets	278,920	254,809
Deferred financing costs	35,149	35,761
Assets from risk management activities	998	937
Other	16,093	22,403

Total	$383,793	$355,376

Other current liabilities

Other current liabilities as of September 30, 2011 and 2010 were comprised of the following accounts.

	September 30
	2011	2010
	(In thousands)

Customer credit balances and deposits	$106,743	$114,215
Accrued employee costs	38,558	40,642
Deferred gas costs	8,130	43,333
Accrued interest	37,557	42,901
Liabilities from risk management activities	15,453	49,673
Taxes payable	57,853	56,616
Pension and postretirement obligations	33,036	14,815
Regulatory cost of removal accrual	35,078	30,953
Liabilities held for sale	18,445	—
Other	16,710	20,492

Total	$367,563	$413,640

Deferred credits and other liabilities

Deferred credits and other liabilities as of September 30, 2011 and 2010 were comprised of the following accounts.

	September 30
	2011	2010
	(In thousands)

Postretirement obligations	$202,709	$167,899
Retirement plan obligations	236,227	207,234
Customer advances for construction	13,967	15,466
Regulatory liabilities	13,823	6,112
Asset retirement obligation	13,574	11,432
Uncertain tax positions	—	6,731
Liabilities from risk management activities	78,089	8,924
Other	6,306	6,366

Total	$564,695	$430,164

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Earnings Per Share

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

Basic and diluted earnings per share for the fiscal years ended September 30 are calculated as follows:

	2011	2010	2009
	(In thousands, except per share data)

Basic Earnings Per Share from continuing operations
Income from continuing operations	$198,884	$198,273	$183,299
Less: Income from continuing operations allocated to participating securities	2,077	2,029	1,712

Income from continuing operations available to common shareholders	$196,807	$196,244	$181,587

Basic weighted average shares outstanding	90,201	91,852	91,117

Income from continuing operations per share — Basic	$2.18	$2.14	$1.99

Basic Earnings Per Share from discontinued operations
Income from discontinued operations	$8,717	$7,566	$7,679
Less: Income from discontinued operations allocated to participating securities	91	77	72

Income from discontinued operations available to common shareholders	$8,626	$7,489	$7,607

Basic weighted average shares outstanding	90,201	91,852	91,117

Income from discontinued operations per share — Basic	$0.10	$0.08	$0.09

Net income per share — Basic	$2.28	$2.22	$2.08

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted Earnings Per Share from continuing operations
Income from continuing operations available to common shareholders	$196,807	$196,244	$181,587
Effect of dilutive stock options and other shares	4	5	4

Income from continuing operations available to common shareholders	$196,811	$196,249	$181,591

Basic weighted average shares outstanding	90,201	91,852	91,117
Additional dilutive stock options and other shares	451	570	503

Diluted weighted average shares outstanding	90,652	92,422	91,620

Income from continuing operations per share — Diluted	$2.17	$2.12	$1.98

Diluted Earnings Per Share from discontinued operations
Income from discontinued operations available to common shareholders	$8,626	$7,489	$7,607
Effect of dilutive stock options and other shares	—	—	—

Income from discontinued operations available to common shareholders	$8,626	$7,489	$7,607

Basic weighted average shares outstanding	90,201	91,852	91,117
Additional dilutive stock options and other shares	451	570	503

Diluted weighted average shares outstanding	90,652	92,422	91,620

Income from discontinued operations per share — Diluted	$0.10	$0.08	$0.09

Net income per share — Diluted	$2.27	$2.20	$2.07

There were no out-of-the-money options excluded from the computation of diluted earnings per share for the fiscal years ended September 30, 2011 and 2010. There were approximately 70,000 out-of-the-money options excluded from the computation of diluted earnings per share for the fiscal year ended September 30, 2009.

12.	Income Taxes

The components of income tax expense from continuing operations for 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(In thousands)

Current
Federal	$(11,204)	$(72,234)	$(37,141)
State	6,533	6,179	8,720
Deferred
Federal	112,612	179,271	134,912
State	5,920	11,429	(8,739)
Investment tax credits	(172)	(283)	(390)

	$113,689	$124,362	$97,362

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the provision for income taxes computed at the statutory rate to the reported provisions for income taxes from continuing operations for 2011, 2010 and 2009 are set forth below:

	2011	2010	2009
	(In thousands)

Tax at statutory rate of 35%	$109,401	$112,922	$98,231
Common stock dividends deductible for tax reporting	(1,930)	(1,785)	(1,591)
Penalties	2,294	107	72
Settlement of uncertain tax positions	(4,950)	—	—
State taxes (net of federal benefit)	8,184	11,445	(13)
Other, net	690	1,673	663

Income tax expense	$113,689	$124,362	$97,362

Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that gave rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 2011 and 2010 are presented below:

	2011	2010
	(In thousands)

Deferred tax assets:
Accruals not currently deductible for tax purposes	$10,327	$9,182
Customer advances	5,271	5,723
Nonqualified benefit plans	43,924	43,427
Postretirement benefits	62,274	57,386
Treasury lock agreements	20,060	3,211
Unamortized investment tax credit	120	183
Tax net operating loss and credit carryforwards	95,293	63,621
Difference between book and tax on mark to market accounting	8,039	2,159
Other, net	3,529	4,559

Total deferred tax assets	248,837	189,451
Deferred tax liabilities:
Difference in net book value and net tax value of assets	(1,108,063)	(940,914)
Pension funding	(7,533)	(14,936)
Gas cost adjustments	(13,570)	(6,473)
Cost expensed for tax purposes and capitalized for book purposes	(3,039)	(2,330)

Total deferred tax liabilities	(1,132,205)	(964,653)

Net deferred tax liabilities	$(883,368)	$(775,202)

Deferred credits for rate regulated entities	$325	$587

At September 30, 2011, we had $10.1 million of federal alternative minimum tax credit carryforwards, $75.2 million of federal net operating loss carryforwards and $9.9 million of state net operating loss carryforwards. The alternative minimum tax credit carryforwards do not expire. The federal net operating loss carryforwards are available to offset taxable income and will begin to expire in 2029. Depending on the jurisdiction in which the state net operating loss was generated, the state net operating loss carryforwards will begin to expire between 2016 and 2029.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2010, we had accrued liabilities associated with uncertain tax positions totaling $6.7 million. During the fiscal year ended September 30, 2011, the IRS completed its audit of fiscal years 2005-2007. All uncertain tax positions were effectively settled upon completion of the audit. As a result of the settlement, we reduced our unrecognized tax benefits by $6.7 million in the second quarter of fiscal 2011. Income tax expense was reduced by $5.0 million in the second quarter due to the realization of the tax positions which were previously uncertain. As of September 30, 2011, we had no liabilities associated with uncertain tax positions.

We recognize accrued interest related to unrecognized tax benefits as a component of interest expense. We recognize penalties related to unrecognized tax benefits as a component of miscellaneous income (expense) in accordance with regulatory requirements. We recognized a tax expense of $0.01 million, $0.5 million and $0.1 million related to penalty and interest expenses during the fiscal years ended September 30, 2011, 2010 and 2009.

We file income tax returns in the U.S. federal jurisdiction as well as in various states where we have operations. We have concluded substantially all U.S. federal income tax matters through fiscal year 2007.

13.	Commitments and Contingencies

Litigation

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have accrued what we believe is an adequate amount for the anticipated resolution of this matter; however, the amount accrued is less than the amount of the verdict. The Company does not have insurance coverage that could mitigate any losses that may arise from the resolution of this matter; however, we believe that the final outcome will not have a material adverse effect on our financial condition, results of operations or cash flows.

We are a party to other litigation and claims that have arisen in the ordinary course of our business. While the results of such litigation and claims cannot be predicted with certainty, we believe the final outcome of such litigation and claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Environmental Matters

Former Manufactured Gas Plant Sites

We are the owner or previous owner of former manufactured gas plant sites in Johnson City, Tennessee, Keokuk, Iowa and Owensboro, Kentucky, which were used to supply gas prior to the availability of natural gas. The gas manufacturing process resulted in certain byproducts and residual materials, including coal tar. The manufacturing process used by our predecessors was an acceptable and satisfactory process at the time such operations were being conducted. We have taken removal actions with respect to the sites that have been approved by the applicable regulatory authorities in Tennessee, Iowa, Kentucky and the United States Environmental Protection Agency.

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

Purchase Commitments

AEH has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At September 30, 2011, AEH was committed to purchase 103.3 Bcf within one year, 46.4 Bcf within one to three years and 0.9 Bcf after three years under indexed contracts. AEH is committed to purchase 4.2 Bcf within one year and 0.3 Bcf within one to three years under fixed price contracts with prices ranging from $3.49 to $6.36 per Mcf. Purchases under these contracts totaled $1,498.6 million, $1,562.8 million and $1,484.5 million for 2011, 2010 and 2009.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. The estimated commitments under these contracts as of September 30, 2011 are as follows (in thousands):

2012	$274,985
2013	102,959
2014	82,235
2015	—
2016	—
Thereafter	—

$460,179

Our nonregulated segment maintains long-term contracts related to storage and transportation. The estimated contractual demand fees for contracted storage and transportation under these contracts as of September 30, 2011 are as follows (in thousands):

2012	$25,362
2013	16,711
2014	9,988
2015	4,130
2016	278
Thereafter	165

$56,634

Other Contingencies

In December 2007, the Company received data requests from the Division of Investigations of the Office of Enforcement of the Federal Energy Regulatory Commission (the “Commission”) in connection with its investigation into possible violations of the Commission’s posting and competitive bidding regulations for pre-arranged released firm capacity on natural gas pipelines.

Since that time, we have fully cooperated with FERC during this investigation. In August 2011, the FERC issued a Notice of Alleged Violations stating that it preliminarily determined that Atmos Energy Corporation and its subsidiaries, Atmos Energy Marketing, LLC (AEM) and Trans Louisiana Gas Pipeline, Inc. (TLGP) violated Sections 284.8(h)(2) and 1c.1 of the Commission’s regulations through flipping and AEM violated the Commission’s shipper-must-have-title requirement and the associated FERC gas tariffs of various pipelines.

The Company and FERC are currently involved in settlement discussions. We have accrued what we believe is an adequate amount for the anticipated resolution of this matter.

We have been replacing certain steel service lines in our Mid-Tex Division since our acquisition of the natural gas distribution system in 2004. Since early 2010, we have been discussing the financial and operational details of an accelerated steel service line replacement program with representatives of 440 municipalities served by our Mid-Tex Division. As previously discussed in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, all of the cities in our Mid-Tex Division have agreed to a program of installing 100,000 replacements during the next fiscal year, with approved recovery of the associated return, depreciation and taxes. Under the terms of the agreement, the accelerated replacement program commenced in the first quarter of fiscal 2011, replacing

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

35,852 lines for a cost of $49.7 million as of September 30, 2011. The program is progressing on schedule for completion in September 2012.

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

14.	Leases

Leasing Operations

A subsidiary of AEH has constructed electric peaking power-generating plants and associated facilities and entered into agreements to either lease or sell these plants. We completed a sales-type lease transaction for one distributed electric generation plant in 2001 and a second sales-type lease transaction in 2003. In connection with these lease transactions, as of September 30, 2011 and 2010, we had receivables of $2.0 million and $7.8 million and recognized income of $0.5 million, $0.9 million and $1.2 million for fiscal years 2011, 2010 and 2009. The future minimum lease payments to be received for each of the five succeeding fiscal years are as follows:

Minimum
Lease
Receipts
(In thousands)

2012	$2,013
Thereafter	—

Total minimum lease receipts	$2,013

Capital and Operating Leases

We have entered into non-cancelable operating leases for office and warehouse space used in our operations. The remaining lease terms range from one to 21 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Renewal options exist for certain of these leases. We have also entered into capital leases for division offices and operating facilities. Property, plant and equipment included amounts for capital leases of $1.3 and $1.3 million at September 30, 2011 and 2010. Accumulated depreciation for these capital leases totaled $0.9 and $0.8 million at September 30, 2011 and 2010. Depreciation expense for these assets is included in consolidated depreciation expense on the consolidated statement of income.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The related future minimum lease payments at September 30, 2011 were as follows:

	Capital	Operating
	Leases	Leases
	(In thousands)

2012	$186	$17,718
2013	186	16,846
2014	186	16,519
2015	186	15,455
2016	186	14,921
Thereafter	264	118,108

Total minimum lease payments	1,194	$199,567

Less amount representing interest	406

Present value of net minimum lease payments	$788

Consolidated lease and rental expense amounted to $19.1 million, $16.0 million and $13.6 million for fiscal 2011, 2010 and 2009.

15.	Concentration of Credit Risk

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

AEM maintains a provision for credit losses based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. We believe, based on our credit policies and our provisions for credit losses as of September 30, 2011, that our financial position, results of operations and cash flows will not be materially affected as a result of nonperformance by any single counterparty.

AEM’s estimated credit exposure is monitored in terms of the percentage of its customers, including affiliate customers that are rated as investment grade versus non-investment grade. Credit exposure is defined as the total of (1) accounts receivable, (2) delivered, but unbilled physical sales and (3) mark-to-market exposure for sales and purchases. Investment grade determinations are set internally by AEM’s credit department, but are primarily based on external ratings provided by Moody’s Investors Service Inc. (Moody’s) and/or Standard & Poor’s Corporation (S&P). For non-rated entities, the default rating for municipalities is investment grade, while the default rating for non-guaranteed industrials and commercials is non-investment

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grade. Customers who have a non-investment grade but provide either a letter of credit or prepay their monthly invoice have been included as investment grade. The following table shows the percentages related to the investment ratings as of September 30, 2011 and 2010.

	September 30, 2011	September 30, 2010

Investment grade	54%	58%
Non-investment grade	46%	42%

Total	100%	100%

The following table presents our financial instrument counterparty credit exposure by operating segment based upon the unrealized fair value of our financial instruments that represent assets as of September 30, 2011. Investment grade counterparties have minimum credit ratings of BBB-, assigned by S&P; or Baa3, assigned by Moody’s. Non-investment grade counterparties are composed of counterparties that are below investment grade or that have not been assigned an internal investment grade rating due to the short-term nature of the contracts associated with that counterparty. This category is composed of numerous smaller counterparties, none of which is individually significant.

	Natural Gas
	Distribution	Nonregulated
	Segment(1)	Segment	Consolidated
	(In thousands)

Investment grade counterparties	$—	$16	$16
Non-investment grade counterparties	—	1,081	1,081

	$—	$1,097	$1,097

(1)	Counterparty risk for our natural gas distribution segment is minimized because hedging gains and losses are passed through to our customers.

16.	Supplemental Cash Flow Disclosures

Supplemental disclosures of cash flow information for fiscal 2011, 2010 and 2009 are presented below.

	2011	2010	2009
	(In thousands)

Cash paid for interest	$157,976	$161,925	$163,554
Cash received for income taxes	$(8,329)	$(63,677)	$(36,405)

There were no significant noncash investing and financing transactions during fiscal 2011, 2010 and 2009. All cash flows and noncash activities related to our commodity financial instruments are considered as operating activities.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended September 30, 2011
		Regulated
	Natural Gas	Transmission
	Distribution	and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$2,530,980	$87,141	$1,729,513	$—	$4,347,634
Intersegment revenues	883	132,232	295,380	(428,495)	—

	2,531,863	219,373	2,024,893	(428,495)	4,347,634
Purchased gas cost	1,487,499	—	1,959,893	(426,999)	3,020,393

Gross profit	1,044,364	219,373	65,000	(1,496)	1,327,241
Operating expenses
Operation and maintenance	348,083	70,401	32,308	(1,502)	449,290
Depreciation and amortization	196,909	25,997	4,193	—	227,099
Taxes, other than income	161,371	14,700	2,612	—	178,683
Asset impairments	—	—	30,270	—	30,270

Total operating expenses	706,363	111,098	69,383	(1,502)	885,342

Operating income (loss)	338,001	108,275	(4,383)	6	441,899
Miscellaneous income	16,557	4,715	657	(430)	21,499
Interest charges	115,802	31,432	4,015	(424)	150,825

Income (loss) from continuing operations before income taxes	238,756	81,558	(7,741)	—	312,573
Income tax expense (benefit)	84,755	29,143	(209)	—	113,689

Income (loss) from continuing operations	154,001	52,415	(7,532)	—	198,884
Income from discontinued operations, net of tax	8,717	—	—	—	8,717

Net income (loss)	$162,718	$52,415	$(7,532)	$—	$207,601

Capital expenditures	$496,899	$118,452	$7,614	$—	$622,965

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2010
		Regulated
	Natural Gas	Transmission
	Distribution	and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$2,841,768	$97,023	$1,781,044	$—	$4,719,835
Intersegment revenues	870	105,990	365,614	(472,474)	—

	2,842,638	203,013	2,146,658	(472,474)	4,719,835
Purchased gas cost	1,820,627	—	2,032,567	(470,864)	3,382,330

Gross profit	1,022,011	203,013	114,091	(1,610)	1,337,505
Operating expenses
Operation and maintenance	355,357	72,249	34,517	(1,610)	460,513
Depreciation and amortization	185,147	21,368	5,074	—	211,589
Taxes, other than income	171,338	12,358	4,556	—	188,252

Total operating expenses	711,842	105,975	44,147	(1,610)	860,354

Operating income	310,169	97,038	69,944	—	477,151
Miscellaneous income (expense)	1,567	135	3,859	(5,717)	(156)
Interest charges	118,319	31,174	10,584	(5,717)	154,360

Income from continuing operations before income taxes	193,417	65,999	63,219	—	322,635
Income tax expense	75,034	24,513	24,815	—	124,362

Income from continuing operations	118,383	41,486	38,404	—	198,273
Income from discontinued operations, net of tax	7,566	—	—	—	7,566

Net income	$125,949	$41,486	$38,404	$—	$205,839

Capital expenditures	$437,815	$95,835	$8,986	$—	$542,636

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2009
		Regulated
	Natural Gas	Transmission
	Distribution	and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)

Operating revenues from external parties	$2,883,997	$119,427	$1,865,687	$—	$4,869,111
Intersegment revenues	799	90,231	418,301	(509,331)	—

	2,884,796	209,658	2,283,988	(509,331)	4,869,111
Purchased gas cost	1,887,192	—	2,169,880	(507,639)	3,549,433

Gross profit	997,604	209,658	114,108	(1,692)	1,319,678
Operating expenses
Operation and maintenance	361,123	85,249	41,368	(2,036)	485,704
Depreciation and amortization	187,050	20,413	4,521	—	211,984
Taxes, other than income	166,854	10,231	3,157	—	180,242
Asset impairments	4,599	602	181	—	5,382

Total operating expenses	719,626	116,495	49,227	(2,036)	883,312

Operating income	277,978	93,163	64,881	344	436,366
Miscellaneous income (expense)	6,002	1,433	6,399	(16,901)	(3,067)
Interest charges	123,863	30,982	14,350	(16,557)	152,638

Income from continuing operations before income taxes	160,117	63,614	56,930	—	280,661
Income tax expense	50,989	22,558	23,815	—	97,362

Income from continuing operations	109,128	41,056	33,115	—	183,299
Income from discontinued operations, net of tax	7,679	—	—	—	7,679

Net income	$116,807	$41,056	$33,115	$—	$190,978

Capital expenditures	$379,500	$108,332	$21,662	$—	$509,494

The following table summarizes our revenues by products and services for the fiscal year ended September 30. Prior-year amounts have been restated to reflect the new operating segments.

	2011	2010	2009
	(In thousands)

Natural gas distribution revenues:
Gas sales revenues:
Residential	$1,570,723	$1,784,051	$1,768,082
Commercial	698,366	787,433	807,109
Industrial	106,569	110,280	132,487
Public authority and other	69,176	70,402	88,972

Total gas sales revenues	2,444,834	2,752,166	2,796,650
Transportation revenues	59,547	58,511	56,162
Other gas revenues	26,599	31,091	31,185

Total natural gas distribution revenues	2,530,980	2,841,768	2,883,997
Regulated transmission and storage revenues	87,141	97,023	119,427
Nonregulated revenues	1,729,513	1,781,044	1,865,687

Total operating revenues	$4,347,634	$4,719,835	$4,869,111

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at September 30, 2011 and 2010 by segment is presented in the following tables. Prior-year amounts have been restated to reflect the new operating segments.

	September 30, 2011
		Regulated
	Natural Gas	Transmission
	Distribution	and Storage	Nonregulated	Eliminations	Consolidated
			(In thousands)

ASSETS
Property, plant and equipment, net	$4,248,198	$838,302	$61,418	$—	$5,147,918
Investment in subsidiaries	670,993	—	(2,096)	(668,897)	—
Current assets
Cash and cash equivalents	24,646	—	106,773	—	131,419
Assets from risk management activities	843	—	17,501	—	18,344
Other current assets	655,716	15,413	386,215	(196,154)	861,190
Intercompany receivables	569,898	—	—	(569,898)	—

Total current assets	1,251,103	15,413	510,489	(766,052)	1,010,953
Intangible assets	—	—	207	—	207
Goodwill	572,908	132,381	34,711	—	740,000
Noncurrent assets from risk management activities	998	—	—	—	998
Deferred charges and other assets	353,960	18,028	10,807	—	382,795

	$7,098,160	$1,004,124	$615,536	$(1,434,949)	$7,282,871

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,255,421	$265,102	$405,891	$(670,993)	$2,255,421
Long-term debt	2,205,986	—	131	—	2,206,117

Total capitalization	4,461,407	265,102	406,022	(670,993)	4,461,538
Current liabilities
Current maturities of long-term debt	2,303	—	131	—	2,434
Short-term debt	387,691	—	—	(181,295)	206,396
Liabilities from risk management activities	11,916	—	3,537	—	15,453
Other current liabilities	474,783	10,369	170,926	(12,763)	643,315
Intercompany payables	—	543,084	26,814	(569,898)	—

Total current liabilities	876,693	553,453	201,408	(763,956)	867,598
Deferred income taxes	789,649	173,351	(2,907)	—	960,093
Noncurrent liabilities from risk management activities	67,862	—	10,227	—	78,089
Regulatory cost of removal obligation	428,947	—	—	—	428,947
Deferred credits and other liabilities	473,602	12,218	786	—	486,606

	$7,098,160	$1,004,124	$615,536	$(1,434,949)	$7,282,871

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2010
		Regulated
	Natural Gas	Transmission
	Distribution	and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)

ASSETS
Property, plant and equipment, net	$3,959,112	$748,947	$85,016	$—	$4,793,075
Investment in subsidiaries	620,863	—	(2,096)	(618,767)	—
Current assets
Cash and cash equivalents	31,952	—	100,000	—	131,952
Assets from risk management activities	2,219	—	18,356	—	20,575
Other current assets	528,655	19,504	325,348	(150,842)	722,665
Intercompany receivables	546,313	—	—	(546,313)	—

Total current assets	1,109,139	19,504	443,704	(697,155)	875,192
Intangible assets	—	—	834	—	834
Goodwill	572,262	132,341	34,711	—	739,314
Noncurrent assets from risk management activities	47	—	890	—	937
Deferred charges and other assets	324,707	13,037	16,695	—	354,439

	$6,586,130	$913,829	$579,754	$(1,315,922)	$6,763,791

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,178,348	$212,687	$408,176	$(620,863)	$2,178,348
Long-term debt	1,809,289	—	262	—	1,809,551

Total capitalization	3,987,637	212,687	408,438	(620,863)	3,987,899
Current liabilities
Current maturities of long-term debt	360,000	—	131	—	360,131
Short-term debt	258,488	—	—	(132,388)	126,100
Liabilities from risk management activities	48,942	—	731	—	49,673
Other current liabilities	473,076	10,949	162,508	(16,358)	630,175
Intercompany payables	—	543,007	3,306	(546,313)	—

Total current liabilities	1,140,506	553,956	166,676	(695,059)	1,166,079
Deferred income taxes	691,126	142,337	(4,335)	—	829,128
Noncurrent liabilities from risk management activities	2,924	—	6,000	—	8,924
Regulatory cost of removal obligation	350,521	—	—	—	350,521
Deferred credits and other liabilities	413,416	4,849	2,975	—	421,240

	$6,586,130	$913,829	$579,754	$(1,315,922)	$6,763,791

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Selected Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data is presented below. Prior-period amounts have been restated to reflect continuing operations. The sum of net income per share by quarter may not equal the net income per share for the fiscal year due to variations in the weighted average shares outstanding used in computing such amounts. Our businesses are seasonal due to weather conditions in our service areas. For further information on its effects on quarterly results, see the “Results of Operations” discussion included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

	Quarter Ended
	December 31		March 31		June 30	September 30
	(In thousands, except per share data)

Fiscal year 2011:
Operating revenues
Natural gas distribution	$703,462	(1)	$1,077,414	(2)	$407,031	$343,956
Regulated transmission and storage	49,007		54,976		53,570	61,820
Nonregulated	475,640		583,531		491,285	474,437
Intersegment eliminations	(94,847)		(134,424)		(108,271)	(90,953)

	1,133,262		1,581,497		843,615	789,260
Gross profit	364,724	(1)	453,668	(2)	266,805	242,044
Operating income	155,289	(1)	211,199	(2)	34,078	41,333
Income (loss) from continuing operations	71,100		128,160		(1,474)	1,098
Income from discontinued operations	2,897		4,049		908	863
Net income (loss)	73,997		132,209		(566)	1,961
Basic earnings per share
Income (loss) per share from continuing operations	$0.78		$1.41		$(0.02)	$0.01
Income per share from discontinued operations	$0.03		$0.04		$0.01	$0.01
Net income (loss) per share — basic	$0.81		$1.45		$(0.01)	$0.02
Diluted earnings per share
Income (loss) per share from continuing operations	$0.78		$1.41		$(0.02)	$0.01
Income per share from discontinued operations	$0.03		$0.04		$0.01	$0.01
Net income (loss) per share — diluted	$0.81		$1.45		$(0.01)	$0.02

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	December 31		March 31		June 30	September 30
	(In thousands, except per share data)

Fiscal year 2010:
Operating revenues
Natural gas distribution	$781,841	(3)	$1,333,872	(4)	$396,319	$330,606	(5)
Regulated transmission and storage	46,860		55,181		44,957	56,015
Nonregulated	548,016		677,032		427,405	494,205
Intersegment eliminations	(104,918)		(157,935)		(107,376)	(102,245)

	1,271,799		1,908,150		761,305	778,581
Gross profit	403,003	(3)	445,444	(4)	247,666	241,392	(5)
Operating income	186,598	(3)	219,757	(4)	32,259	38,537	(5)
Income (loss) from continuing operations	90,975		111,283		(4,229)	244
Income from discontinued operations	2,355		2,843		1,075	1,293
Net income (loss)	93,330		114,126		(3,154)	1,537
Basic earnings per share
Income (loss) per share from continuing operations	$0.97		$1.19		$(0.04)	$—
Income per share from discontinued operations	$0.03		0.03		$0.01	$0.02
Net income (loss) per share — basic	$1.00		$1.22		$(0.03)	$0.02
Diluted earnings per share
Income (loss) per share from continuing operations	$0.97		$1.19		$(0.04)	$—
Income per share from discontinued operations	$0.03		$0.03		$0.01	$0.02
Net income (loss) per share — diluted	$1.00		$1.22		$(0.03)	$0.02

(1)	Operating revenues for natural gas distribution, gross profit and operating income are shown net of discontinued operations of $23.7 million, $8.8 million and $4.8 million.

(2)	Operating revenues for natural gas distribution, gross profit and operating income are shown net of discontinued operations of $35.8 million, $11.2 million and $6.7 million.

(3)	Operating revenues for natural gas distribution, gross profit and operating income are shown net of discontinued operations of $21.1 million, $7.8 million and $4.0 million.

(4)	Operating revenues for natural gas distribution, gross profit and operating income are shown net of discontinued operations of $32.1 million, $8.9 million and $4.8 million.

(5)	Operating revenues for natural gas distribution, gross profit and operating income are shown net of discontinued operations of $7.7 million, $5.2 million and $1.7 million.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control-Integrated Framework issued by COSO and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of September 30, 2011, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Ernst & Young LLP has issued its report on the effectiveness of the Company’s internal control over financial reporting. That report appears below.

/s/ KIM R. COCKLIN	/s/ FRED E. MEISENHEIMER
Kim R. Cocklin	Fred E. Meisenheimer
President and Chief Executive Officer	Senior Vice President and
Chief Financial Officer

November 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Atmos Energy Corporation

We have audited Atmos Energy Corporation’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Atmos Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Atmos Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of September 30, 2011 and 2010, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011 of Atmos Energy Corporation and our report dated November 22, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Dallas, Texas
November 22, 2011

Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fourth quarter of the fiscal year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 8, 2012. Information regarding executive officers is reported below:

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of September 30, 2011, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

		Years of
Name	Age	Service	Office Currently Held

Robert W. Best	64	14	Executive Chairman of the Board
Kim R. Cocklin	60	5	President and Chief Executive Officer
Louis P. Gregory	56	11	Senior Vice President and General Counsel
Michael E. Haefner	51	3	Senior Vice President, Human Resources
Fred E. Meisenheimer	67	11	Senior Vice President and Chief Financial Officer

Robert W. Best was named Executive Chairman of the Board on October 1, 2010. From March 1997 through September 2008, Mr. Best served the Company as Chairman of the Board, President and Chief Executive Officer. From October 1, 2008 through September 30, 2010, Mr. Best continued to serve the Company as Chairman of the Board and Chief Executive Officer.

Kim R. Cocklin was named President and Chief Executive Officer effective October 1, 2010. Mr. Cocklin joined the Company in June 2006 and served as President and Chief Operating Officer of the Company from October 1, 2008 through September 30, 2010, after having served as Senior Vice President, Regulated Operations from October 2006 through September 2008. Mr. Cocklin was Senior Vice President, General Counsel and Chief Compliance Officer of Piedmont Natural Gas Company from February 2003 through May 2006. Mr. Cocklin was appointed to the Board of Directors on November 10, 2009.

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

Fred E. Meisenheimer was named Senior Vice President and Chief Financial Officer in February 2009. Mr. Meisenheimer previously served the Company as Vice President and Controller from July 2000 through

May 2009, interim Chief Financial Officer in January 2009 and Treasurer from November 2009 through February 2011.

Identification of the members of the Audit Committee of the Board of Directors as well as the Board of Directors’ determination as to whether one or more audit committee financial experts are serving on the Audit Committee of the Board of Directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 8, 2012.

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

Information on executive compensation is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 8, 2012.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security ownership of certain beneficial owners and of management is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 8, 2012. Information concerning our equity compensation plans is provided in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, of this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Information on certain relationships and related transactions as well as director independence is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 8, 2012.

ITEM 14.	Principal Accountant Fees and Services.

Information on our principal accountant’s fees and services is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 8, 2012.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a) 1. and 2. Financial statements and financial statement schedules.

The financial statements and financial statement schedule listed in the Index to Financial Statements in Item 8 are filed as part of this Form 10-K.

3.	Exhibits

The exhibits listed in the accompanying Exhibits Index are filed as part of this Form 10-K. The exhibits numbered 10.6(a) through 10.14 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION
(Registrant)

By:	/s/ FRED E. MEISENHEIMER
Fred E. Meisenheimer
Senior Vice President and Chief Financial
Officer

Date: November 22, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ KIM R. COCKLIN Kim R. Cocklin	President, Chief Executive Officer and Director	November 22, 2011

/s/ FRED E. MEISENHEIMER Fred E. Meisenheimer	Senior Vice President and Chief Financial Officer	November 22, 2011

/s/ CHRISTOPHER T. FORSYTHE Christopher T. Forsythe	Vice President and Controller (Principal Accounting Officer)	November 22, 2011

/s/ ROBERT W. BEST Robert W. Best	Executive Chairman of the Board	November 22, 2011

/s/ RICHARD W. DOUGLAS Richard W. Douglas	Director	November 22, 2011

/s/ RUBEN E. ESQUIVEL Ruben E. Esquivel	Director	November 22, 2011

/s/ RICHARD K. GORDON Richard K. Gordon	Director	November 22, 2011

/s/ ROBERT C. GRABLE Robert C. Grable	Director	November 22, 2011

/s/ THOMAS C. MEREDITH Thomas C. Meredith	Director	November 22, 2011

/s/ NANCY K. QUINN Nancy K. Quinn	Director	November 22, 2011

/s/ STEPHEN R. SPRINGER Stephen R. Springer	Director	November 22, 2011

/s/ CHARLES K. VAUGHAN Charles K. Vaughan	Director	November 22, 2011

/s/ RICHARD WARE II Richard Ware II	Director	November 22, 2011

Schedule II

ATMOS ENERGY CORPORATION

Valuation and Qualifying Accounts
Three Years Ended September 30, 2011

		Additions
	Balance at	Charged to	Charged to			Balance
	beginning	Cost &	Other			at End
	of period	Expenses	Accounts	Deductions		of Period
		(In thousands)

2011
Allowance for doubtful accounts	$12,701	$2,201	$—	$7,462	(1)	$7,440
2010
Allowance for doubtful accounts	$11,478	$7,694	$—	$6,471	(1)	$12,701
2009
Allowance for doubtful accounts	$15,301	$7,769	$—	$11,592(1)		$11,478

(1)	Uncollectible accounts written off.

EXHIBITS INDEX
Item 14.(a)(3)

Page Number or
Exhibit			Incorporation by
Number		Description	Reference to

Plan of Acquisition
2.1		Asset Purchase Agreement by and between Atmos Energy Corporation as Seller and Liberty Energy (Midstates) Corp. as Buyer, dated as of May 12, 2011	Exhibit 2.1 to Form 8-K dated May 12, 2011 (File No. 1-10042)
Articles of Incorporation and Bylaws
3.1		Restated Articles of Incorporation of Atmos Energy Corporation — Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2		Restated Articles of Incorporation of Atmos Energy Corporation — Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3		Amended and Restated Bylaws of Atmos Energy Corporation (as of February 3, 2010)	Exhibit 3.2 of Form 8-K dated February 3, 2010 (File No. 1-10042)
Instruments Defining Rights of Security Holders
4.1		Specimen Common Stock Certificate (Atmos Energy Corporation)	Exhibit 4.1 to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
4.2		Indenture dated as of November 15, 1995 between United Cities Gas Company and Bank of America Illinois, Trustee	Exhibit 4.11(a) to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.3		Indenture dated as of July 15, 1998 between Atmos Energy Corporation and U.S. Bank Trust National Association, Trustee	Exhibit 4.8 to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.4		Indenture dated as of May 22, 2001 between Atmos Energy Corporation and SunTrust Bank, Trustee	Exhibit 99.3 to Form 8-K dated May 15, 2001 (File No. 1-10042)
4.5		Indenture dated as of June 14, 2007, between Atmos Energy Corporation and U.S. Bank National Association, Trustee	Exhibit 4.1 to Form 8-K dated June 11, 2007 (File No. 1-10042)
4.6		Indenture dated as of March 23, 2009 between Atmos Energy Corporation and U.S. Bank National Corporation, Trustee	Exhibit 4.1 to Form 8-K dated March 26, 2009 (File No. 1-10042)
4	.7(a)	Debenture Certificate for the 6 3/4% Debentures due 2028	Exhibit 99.2 to Form 8-K dated July 22, 1998 (File No. 1-10042)
4	.7(b)	Global Security for the 5 1/8% Senior Notes due 2013	Exhibit 10(2)(c) to Form 10-K for fiscal year ended September 30, 2004 (File No. 1-10042)
4	.7(c)	Global Security for the 4.95% Senior Notes due 2014	Exhibit 10(2)(f) to Form 10-K for fiscal year ended September 30, 2004 (File No. 1-10042)
4	.7(d)	Global Security for the 5.95% Senior Notes due 2034	Exhibit 10(2)(g) to Form 10-K for fiscal year ended September 30, 2004 (File No. 1-10042)
4	.7(e)	Global Security for the 6.35% Senior Notes due 2017	Exhibit 4.2 to Form 8-K dated June 11, 2007 (File No. 1-10042)
4	.7(f)	Global Security for the 8.50% Senior Notes due 2019	Exhibit 4.2 to Form 8-K dated March 26, 2009 (File No. 1-10042)
4	.7(g)	Global Security for the 5.5% Senior Notes due 2041	Exhibit 4.2 to Form 8-K dated June 10, 2011 (File No. 1-10042)

Page Number or
Exhibit			Incorporation by
Number		Description	Reference to

Material Contracts
10.1		Pipeline Construction and Operating Agreement, dated November 30, 2005, by and between Atmos-Pipeline Texas, a division of Atmos Energy Corporation, a Texas and Virginia corporation and Energy Transfer Fuel, LP, a Delaware limited partnership	Exhibit 10.1 to Form 8-K dated November 30, 2005 (File No. 1-10042)
10.2		Revolving Credit Agreement, dated as of May 2, 2011 among Atmos Energy Corporation, the Lenders from time to time parties thereto, The Royal Bank of Scotland plc as Administrative Agent, Crédit Agricole Corporate and Investment Bank as Syndication Agent, Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, N.A. as Co-Documentation Agents	Exhibit 10.1 to Form 8-K dated May 2, 2011 (File No. 1-10042)
10	.3(a)	Fifth Amended and Restated Credit Agreement, dated as of December 8, 2010, among Atmos Energy Marketing, LLC, a Delaware limited liability company, BNP Paribas, a bank organized under the laws of France, as administrative agent, collateral agent, as an issuing bank, a swing line bank and a bank; Société Générale as co-syndication agent, an issuing bank and a bank and The Royal Bank of Scotland plc, as co-syndication agent and a bank; and Natixis, New York Branch, Crédit Agricole Corporate and Investment Bank, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. as co-documentation agents and the other financial institutions that become parties thereto	Exhibit 10.1 to Form 8-K dated December 8, 2010 (File No. 1-10042)
10	.3(b)	Third Amended and Restated Intercreditor Agreement, dated as of December 8, 2010, (as amended, supplemented and otherwise modified from time to time, the “Agreement”), among BNP Paribas, a bank organized under the laws of France, in its capacity as Collateral Agent (together with its successors and assigns in such capacity, the “Agent”) for the Banks thereinafter referred to, and each bank and other financial institution which is now or hereafter a party to the Agreement in its capacity as a Bank and, as applicable, as a Swap Bank (collectively, the “Swap Banks”) and/or a Physical Trade Bank (collectively, the “Physical Trade Banks”)	Exhibit 10.2 to Form 8-K dated December 8, 2010 (File No. 1-10042)
10	.4(a)	Accelerated Share Buyback Agreement with Goldman, Sachs & Co. — Master Confirmation dated July 1, 2010	Exhibit 10.6(a) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)

Page Number or
Exhibit			Incorporation by
Number		Description	Reference to

10	.4(b)	Accelerated Share Buyback Agreement with Goldman, Sachs & Co. — Supplemental Confirmation dated July 1, 2010	Exhibit 10.6(b) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.5		Guaranty of Algonquin Power & Utilities Corp. dated May 12, 2011	Exhibit 10.1 to Form 8-K dated May 12, 2011 (File No. 1-10042)
Executive Compensation Plans and Arrangements
10	.6(a)*	Form of Atmos Energy Corporation Change in Control Severance Agreement — Tier I	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10	.6(b)*	Form of Atmos Energy Corporation Change in Control Severance Agreement — Tier II	Exhibit 10.7(b) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10	.7(a)*	Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31 to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10	.7(b)*	Amendment No. 1 to the Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31(a) to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10	.8(a)*	Description of Financial and Estate Planning Program	Exhibit 10.25(b) to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10	.8(b)*	Description of Sporting Events Program	Exhibit 10.26(c) to Form 10-K for fiscal year ended September 30, 1993 (File No. 1-10042)
10	.9(a)*	Atmos Energy Corporation Supplemental Executive Benefits Plan, Amended and Restated in its Entirety August 7, 2007	Exhibit 10.8(a) to Form 10-K for fiscal year ended September 30, 2008 (File No. 1-10042)
10	.9(b)*	Atmos Energy Corporation Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of November 12, 2009)	Exhibit 10.10(b) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10	.9(c)*	Atmos Energy Corporation Account Balance Supplemental Executive Retirement Plan, Effective Date August 5, 2009	Exhibit 10.10(c) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10	.9(d)*	Atmos Energy Corporation Performance-Based Supplemental Executive Benefits Plan Trust Agreement, Effective Date December 1, 2000	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10	.9(e)*	Form of Individual Trust Agreement for the Supplemental Executive Benefits Plan	Exhibit 10.3 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10	.10(a)*	Mini-Med/Dental Benefit Extension Agreement dated October 1, 1994	Exhibit 10.28(f) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10	.10(b)*	Amendment No. 1 to Mini-Med/Dental Benefit Extension Agreement dated August 14, 2001	Exhibit 10.28(g) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10	.10(c)*	Amendment No. 2 to Mini-Med/Dental Benefit Extension Agreement dated December 31, 2002	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2002 (File No. 1-10042)
10	.11*	Atmos Energy Corporation Equity Incentive and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of January 1, 2010	Exhibit 10.12 to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10	.12*	Atmos Energy Corporation Outside Directors Stock-for-Fee Plan, Amended and Restated as of October 1, 2009	Exhibit 10.13 to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)

Page Number or
Exhibit			Incorporation by
Number		Description	Reference to

10	.13(a)*	Atmos Energy Corporation 1998 Long-Term Incentive Plan (as amended and restated February 10, 2011)	Exhibit 99.1 to Form S-8 dated October 28, 2011 (File No. 333-177593)
10	.13(b)*	Form of Non-Qualified Stock Option Agreement under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.16(b) to Form 10-K for fiscal year ended September 30, 2005 (File No. 1-10042)
10	.13(c)*	Form of Award Agreement of Restricted Stock With Time-Lapse Vesting under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.12(d) to Form 10-K for fiscal year ended September 30, 2008 (File No. 1-10042)
10	.13(d)*	Form of Award Agreement of Time-Lapse Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 99.4 to Form S-8 dated October 28, 2011 (File No. 333-177593)
10	.13(e)*	Form of Award Agreement of Performance-Based Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 99.5 to Form S-8 dated October 28, 2011 (File No. 333-177593)
10	.14*	Atmos Energy Corporation Annual Incentive Plan for Management (as amended and restated February 10, 2011)
12		Statement of computation of ratio of earnings to fixed charges
Other Exhibits, as indicated
21		Subsidiaries of the registrant
23.1		Consent of independent registered public accounting firm, Ernst & Young LLP
24		Power of Attorney	Signature page of Form 10-K for fiscal year ended September 30, 2011
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certifications**
101	.INS	XBRL Instance Document***
101	.SCH	XBRL Taxonomy Extension Schema***
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101	.DEF	XBRL Taxonomy Extension Definition Linkbase***
101	.LAB	XBRL Taxonomy Extension Labels Linkbase***
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase***

*	This exhibit constitutes a “management contract or compensatory plan, contract, or arrangement.”

**	These certifications pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Annual Report on Form 10-K, will not be deemed to be filed with the Securities and Exchange Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.