Form 10-Q
period 2011-12-31
ATMOS ENERGY CORP
filed 2012-02-08
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☐     No   ☑

Number of shares outstanding of each of the issuer’s classes of common stock, as of February 3, 2012.

Class	Shares Outstanding
No Par Value	90,016,074

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated other comprehensive income
APS	Atmos Pipeline and Storage, LLC
Bcf	Billion cubic feet
CFTC	Commodity Futures Trading Commission
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Ltd.
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
ISRS	Infrastructure System Replacement Surcharge
LPSC	Louisiana Public Service Commission
Mcf	Thousand cubic feet
MMcf	Million cubic feet
MPSC	Mississippi Public Service Commission
Moody’s	Moody’s Investors Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30, 2011
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$6,896,521	$6,816,794
Less accumulated depreciation and amortization	1,650,308	1,668,876

Net property, plant and equipment	5,246,213	5,147,918
Current assets
Cash and cash equivalents	85,160	131,419
Accounts receivable, net	489,797	273,303
Gas stored underground	325,669	289,760
Other current assets	360,615	316,471

Total current assets	1,261,241	1,010,953
Goodwill and intangible assets	740,196	740,207
Deferred charges and other assets	387,982	383,793

	$7,635,632	$7,282,871

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding:
December 31, 2011 — 90,007,057 shares
September 30, 2011 — 90,296,482 shares	$448	$451
Additional paid-in capital	1,725,050	1,732,935
Retained earnings	607,485	570,495
Accumulated other comprehensive loss	(65,221)	(48,460)

Shareholders’ equity	2,267,762	2,255,421
Long-term debt	2,206,193	2,206,117

Total capitalization	4,473,955	4,461,538
Current liabilities
Accounts payable and accrued liabilities	432,332	291,205
Other current liabilities	357,353	367,563
Short-term debt	389,985	206,396
Current maturities of long-term debt	131	2,434

Total current liabilities	1,179,801	867,598
Deferred income taxes	981,559	960,093
Regulatory cost of removal obligation	437,660	428,947
Deferred credits and other liabilities	562,657	564,695

	$7,635,632	$7,282,871

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31
	2011	2010
	(Unaudited) (In thousands, except per share data)
Operating revenues
Natural gas distribution segment	$693,292	$703,462
Regulated transmission and storage segment	56,759	49,007
Nonregulated segment	444,176	475,640
Intersegment eliminations	(93,054)	(94,847)

	1,101,173	1,133,262
Purchased gas cost
Natural gas distribution segment	402,207	412,526
Regulated transmission and storage segment	—	—
Nonregulated segment	428,771	450,462
Intersegment eliminations	(92,687)	(94,450)

	738,291	768,538

Gross profit	362,882	364,724
Operating expenses
Operation and maintenance	116,062	114,490
Depreciation and amortization	59,215	54,777
Taxes, other than income	43,198	40,168

Total operating expenses	218,475	209,435

Operating income	144,407	155,289
Miscellaneous expense	(1,875)	(726)
Interest charges	35,442	38,895

Income from continuing operations before income taxes	107,090	115,668
Income tax expense	41,302	44,568

Income from continuing operations	65,788	71,100
Income from discontinued operations, net of tax ($1,559 and $1,890)	2,719	2,897

Net income	$68,507	$73,997

Basic earnings per share
Income per share from continuing operations	$0.72	$0.78
Income per share from discontinued operations	0.03	0.03

Net income per share — basic	$0.75	$0.81

Diluted earnings per share
Income per share from continuing operations	$0.72	$0.78
Income per share from discontinued operations	0.03	0.03

Net income per share — diluted	$0.75	$0.81

Cash dividends per share	$0.345	$0.340

Weighted average shares outstanding:
Basic	90,254	90,082

Diluted	90,546	90,408

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31
	2011	2010
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$68,507	$73,997
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization:
Charged to depreciation and amortization	60,733	56,161
Charged to other accounts	78	46
Deferred income taxes	40,042	43,423
Other	4,692	4,712
Net assets / liabilities from risk management activities	(8,426)	5,304
Net change in operating assets and liabilities	(180,917)	(137,819)

Net cash provided (used) by operating activities	(15,291)	45,824
Cash Flows From Investing Activities
Capital expenditures	(154,394)	(123,162)
Other, net	(1,080)	(370)

Net cash used in investing activities	(155,474)	(123,532)
Cash Flows From Financing Activities
Net increase in short-term debt	173,905	112,628
Repayment of long-term debt	(2,303)	(10,000)
Cash dividends paid	(31,517)	(31,002)
Repurchase of common stock	(12,535)	—
Repurchase of equity awards	(3,120)	(3,231)
Issuance of common stock	76	7,253

Net cash provided by financing activities	124,506	75,648

Net decrease in cash and cash equivalents	(46,259)	(2,060)
Cash and cash equivalents at beginning of period	131,419	131,952

Cash and cash equivalents at end of period	$85,160	$129,892

See accompanying notes to condensed consolidated financial statements

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2011

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

Through our natural gas distribution business, we deliver natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers through our six regulated natural gas distribution divisions which cover service areas located in 12 states. In addition, we transport natural gas for others through our distribution system. In May 2011, we announced that we had entered into a definitive agreement to sell our natural gas distribution operations in Missouri, Illinois and Iowa, representing approximately 84,000 customers. After the closing of this transaction, which we currently anticipate will occur during fiscal 2012, we will operate in nine states. Our regulated activities also include our regulated pipeline and storage operations, which include the transportation of natural gas to our distribution system and the management of our underground storage facilities. Our regulated businesses are subject to federal and state regulation and/or regulation by local authorities in each of the states in which our natural gas distribution divisions operate.

Our nonregulated businesses operate primarily in the Midwest and Southeast through various wholly-owned subsidiaries of Atmos Energy Holdings, Inc. (AEH). AEH is wholly owned by the Company and based in Houston, Texas. Through AEH, we provide natural gas management and transportation services to municipalities, natural gas distribution companies, including certain divisions of Atmos Energy and third parties. AEH also seeks to maximize, through asset optimization activities, the economic value associated with storage and transportation capacity it owns or controls. Certain of these arrangements are with regulated affiliates of the Company, which have been approved by applicable state regulatory commissions.

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

2.    Unaudited Interim Financial Information

These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. Because of seasonal and other factors, the results of operations for the three-month period ended December 31, 2011 are not indicative of our results of operations for the full 2012 fiscal year, which ends September 30, 2012.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have evaluated subsequent events from the December 31, 2011 balance sheet date through the date these financial statements were filed with the Securities and Exchange Commission (SEC). No events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the condensed consolidated financial statements.

Significant accounting policies

Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. During the three months ended December 31, 2011, two new accounting standards were announced that will become applicable to the Company in future periods. The first standard requires enhanced disclosure of offsetting arrangements for financial instruments and will become effective for annual periods beginning after January 1, 2013 and for interim periods within those annual periods. The second standard defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income as prescribed by a previously issued standard, which were initially to be effective for interim and annual periods beginning after December 15, 2011. The adoption of these standards should not have an impact on our financial position, results of operations or cash flows. There were no other significant changes to our accounting policies during the quarter ended December 31, 2011.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant regulatory assets and liabilities as of December 31, 2011 and September 30, 2011 included the following:

	December 31, 2011	September 30, 2011
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$249,882	$254,666
Merger and integration costs, net	6,120	6,242
Deferred gas costs	88,799	33,976
Regulatory cost of removal asset	9,875	8,852
Environmental costs	288	385
Rate case costs	4,493	4,862
Deferred franchise fees	365	379
Other	3,345	3,534

	$363,167	$312,896

Regulatory liabilities:
Deferred gas costs	$1,871	$8,130
Regulatory cost of removal obligation	469,685	464,025
Other	14,558	14,025

	$486,114	$486,180

The amounts above do not include regulatory assets and liabilities related to our Missouri, Illinois and Iowa service areas, which are classified as assets held for sale as discussed in Note 5.

During the prior fiscal year, the Railroad Commission of Texas’ Division of Public Safety issued a new rule requiring natural gas distribution companies to develop and implement a risk-based program for the renewal or replacement of distribution facilities, including steel service lines. The rule allows for the deferral of all expenses associated with capital expenditures incurred pursuant to this rule, including the recording of interest on the deferred expenses until the next rate proceeding (rate case or annual rate filing) at which time investment and costs would be recovered through base rates. As of December 31, 2011, we had deferred $0.1 million associated with the requirements of this rule which are recorded as other costs in the regulatory assets table above.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income

The following table presents the components of comprehensive income, net of related tax, for the three-month periods ended December 31, 2011 and 2010:

	Three Months Ended December 31
	2011	2010
	(In thousands)
Net income	$68,507	$73,997
Unrealized holding gains on investments, net of tax expense of $514 and $455 for the three months ended December 31, 2011 and 2010	901	776
Amortization and unrealized gain (loss) on treasury lock agreements, net of tax expense (benefit) of $(638) and $18,704 for the three months ended December 31, 2011 and 2010	(1,087)	31,847
Net unrealized gains (losses) on cash flow hedging transactions, net of tax expense (benefit) of $(10,597) and $6,617 for the three months ended December 31, 2011 and 2010	(16,575)	10,350

Comprehensive income	$51,746	$116,970

Accumulated other comprehensive loss, net of tax, as of December 31, 2011 and September 30, 2011 consisted of the following unrealized gains (losses):

	December 31, 2011	September 30, 2011
	(In thousands)

Accumulated other comprehensive loss:
Unrealized holding gains on investments	$3,459	$2,558
Treasury lock agreements	(35,244)	(34,157)
Cash flow hedges	(33,436)	(16,861)

	$(65,221)	$(48,460)

3.    Financial Instruments

We currently use financial instruments to mitigate commodity price risk. Additionally, we periodically utilize financial instruments to manage interest rate risk. The objectives and strategies for using financial instruments have been tailored to our regulated and nonregulated businesses. The accounting for these financial instruments is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. During the first quarter there were no changes in our objectives, strategies and accounting for these financial instruments. Currently, we utilize financial instruments in our natural gas distribution and nonregulated segments. We currently do not manage commodity price risk with financial instruments in our regulated transmission and storage segment.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manage this exposure through a combination of physical storage, fixed-price forward contracts and financial instruments, primarily over-the-counter swap and option contracts, in an effort to minimize the impact of natural gas price volatility on our customers during the winter heating season.

Our natural gas distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. Historically, if the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2011-2012 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we anticipate hedging approximately 25 percent, or 25.7 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges.

The costs associated with and the gains and losses arising from the use of financial instruments to mitigate commodity price risk are included in our purchased gas costs adjustment mechanisms in accordance with regulatory requirements. Therefore, changes in the fair value of these financial instruments are initially recorded as a component of deferred gas costs and recognized in the consolidated statement of income as a component of purchased gas costs when the related costs are recovered through our rates and recognized in revenue in accordance with applicable authoritative accounting guidance. Accordingly, there is no earnings impact on our natural gas distribution segment as a result of the use of financial instruments.

Nonregulated Commodity Risk Management Activities

The primary business in our nonregulated operations is to aggregate and purchase gas supply, arrange transportation and/or storage logistics and ultimately deliver gas to our customers at competitive prices. We utilize proprietary and customer-owned transportation and storage assets to serve these customers, and will seek to maximize the value of this storage capacity through the arbitrage of pricing differences that occur over time by selling financial instruments at advantageous prices to lock in a gross profit margin to enhance our gross profit by maximizing the economic value associated with the storage and transportation capacity we own or control.

As a result of these activities, our nonregulated segment is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks through a combination of physical storage and financial instruments, including futures, over-the-counter and exchange traded options and swap contracts with counterparties. Future contracts provide the right, but not the requirement, to buy or sell the commodity at a fixed price. Swap contracts require receipt of payment for the commodity based on the difference between a fixed price and the market price on the settlement date.

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

As of December 31, 2011, we had three Treasury lock agreements outstanding to fix the Treasury yield component of $350 million 30-year unsecured notes, which we plan to issue to refinance our $250 million unsecured 5.125% Senior Notes that mature in January 2013.

In prior years, we entered into Treasury lock agreements to fix the Treasury yield component of the interest cost of financing various issuances of long-term debt and senior notes. The gains and losses realized upon settlement of these Treasury locks were recorded as a component of accumulated other comprehensive income (loss) when they were settled and are being recognized as a component of interest expense over the life of the associated notes from the date of settlement. The remaining amortization periods for the settled Treasury locks extend through fiscal 2041.

Quantitative Disclosures Related to Financial Instruments

The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and income statements.

As of December 31, 2011, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of December 31, 2011, we had net long/(short) commodity contracts outstanding in the following quantities:

Contract Type	Hedge Designation	Natural Gas Distribution	Nonregulated
		Quantity (MMcf)
Commodity contracts	Fair Value	—	(26,690)
	Cash Flow	—	44,428
	Not designated	13,964	46,944

		13,964	64,682

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments on the Balance Sheet

The following tables present the fair value and balance sheet classification of our financial instruments by operating segment as of December 31, 2011 and September 30, 2011. As required by authoritative accounting literature, the fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts below do not include $22.1 million and $28.8 million of cash held on deposit as of December 31, 2011 and September 30, 2011 to collateralize certain financial instruments. Therefore, these gross balances are not indicative of either our actual credit exposure or net economic exposure. Additionally, the amounts below will not be equal to the amounts presented on our condensed consolidated balance sheet, nor will they be equal to the fair value information presented for our financial instruments in Note 4.

	Balance Sheet Location	Natural Gas Distribution	Nonregulated	Total
			(In thousands)
December 31, 2011:
Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	$—	$60,222	$60,222
Noncurrent commodity contracts	Deferred charges and other assets	—	58	58
Liability Financial Instruments
Current commodity contracts	Other current liabilities	—	(57,988)	(57,988)
Noncurrent commodity contracts	Deferred credits and other liabilities	(69,755)	(12,012)	(81,767)

Total		(69,755)	(9,720)	(79,475)
Not Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	292	148,669	148,961
Noncurrent commodity contracts	Deferred charges and other assets	180	80,916	81,096

Liability Financial Instruments
Current commodity contracts	Other current liabilities(1)	(16,196)	(166,878)	(183,074)
Noncurrent commodity contracts	Deferred credits and other liabilities	(350)	(68,250)	(68,600)

Total		(16,074)	(5,543)	(21,617)

Total Financial Instruments		$(85,829)	$(15,263)	$(101,092)

(1)

Other current liabilities not designated as hedges in our natural gas distribution segment include $1.7 million related to risk management liabilities that were classified as assets held for sale at December 31, 2011.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance Sheet Location	Natural Gas Distribution	Nonregulated	Total
			(In thousands)
September 30, 2011:
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

Impact of Financial Instruments on the Income Statement

Hedge ineffectiveness for our nonregulated segment is recorded as a component of unrealized gross profit and primarily results from differences in the location and timing of the derivative instrument and the hedged item. Hedge ineffectiveness could materially affect our results of operations for the reported period. For the three months ended December 31, 2011 and 2010 we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $8.4 million and $13.5 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hedges

The impact of our nonregulated commodity contracts designated as fair value hedges and the related hedged item on our condensed consolidated income statement for the three months ended December 31, 2011 and 2010 is presented below.

	Three Months Ended December 31
	2011	2010
	(In thousands)
Commodity contracts	$24,064	$(1,723)
Fair value adjustment for natural gas inventory designated as the hedged item	(15,249)	15,625

Total impact on revenue	$8,815	$13,902

The impact on revenue is comprised of the following:
Basis ineffectiveness	$841	$921
Timing ineffectiveness	7,974	12,981

	$8,815	$13,902

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

To the extent that the Company’s natural gas inventory does not qualify as a hedged item in a fair-value hedge, or has not been designated as such, the natural gas inventory is valued at the lower of cost or market. During the three months ended December 31, 2011, we recorded a $1.7 million charge to write down nonqualifying natural gas inventory to market. We did not record a writedown for nonqualifying natural gas inventory for the three months ended December 31, 2010.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

The impact of cash flow hedges on our condensed consolidated income statements for the three months ended December 31, 2011 and 2010 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transaction. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

	Three Months Ended December 31, 2011
	Natural Gas Distribution	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(11,642)	$(11,642)
Loss arising from ineffective portion of commodity contracts	—	(430)	(430)

Total impact on revenue	—	(12,072)	(12,072)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(502)	—	(502)

Total Impact from Cash Flow Hedges	$(502)	$(12,072)	$(12,574)

	Three Months Ended December 31, 2010
	Natural Gas Distribution	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$(14,253)	$(14,253)
Loss arising from ineffective portion of commodity contracts	—	(444)	(444)

Total impact on revenue	—	(14,697)	(14,697)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(670)	—	(670)

Total Impact from Cash Flow Hedges	$(670)	$(14,697)	$(15,367)

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three months ended December 31, 2011 and 2010. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the income statement as incurred.

	Three Months Ended December 31
	2011	2010
	(In thousands)
Increase (decrease) in fair value:
Treasury lock agreements	$(1,403)	$31,425
Forward commodity contracts	(23,678)	1,657
Recognition of losses in earnings due to settlements:
Treasury lock agreements	316	422
Forward commodity contracts	7,103	8,693

Total other comprehensive income (loss) from hedging, net of tax(1)	$(17,662)	$42,197

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent comprised of the effective rates in each taxing jurisdiction.

Deferred gains (losses) recorded in accumulated other comprehensive income (AOCI) associated with our Treasury lock agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments, while deferred losses associated with commodity contracts are recognized in earnings upon settlement. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred gains (losses) recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of December 31, 2011. However, the table below does not include the expected recognition in earnings of our outstanding Treasury lock agreements as those instruments have not yet settled.

	Treasury Lock Agreements	Commodity Contracts	Total
	(In thousands)
Next twelve months	$(1,266)	$(25,900)	$(27,166)
Thereafter	9,967	(7,536)	2,431

Total(1)	$8,701	$(33,436)	$(24,735)

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent comprised of the effective rates in each taxing jurisdiction.

Financial Instruments Not Designated as Hedges

The impact of financial instruments that have not been designated as hedges on our condensed consolidated income statement for the three months ended December 31, 2011 and 2010 was an increase (decrease) in revenue of ($2.2) million and $4.2 million. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

As discussed above, financial instruments used in our natural gas distribution segment are not designated as hedges. However, there is no earnings impact on our natural gas distribution segment as a result of the use of

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these financial instruments because the gains and losses arising from the use of these financial instruments are recognized in the consolidated statement of income as a component of purchased gas cost when the related costs are recovered through our rates and recognized in revenue. Accordingly, the impact of these financial instruments is excluded from this presentation.

4.    Fair Value Measurements

We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. During the first quarter of fiscal 2012, there were no changes in these methods.

Fair value measurements also apply to the valuation of our pension and post-retirement plan assets. Current accounting guidance requires employers to annually disclose information about fair value measurements of the assets of a defined benefit pension or other postretirement plan. The fair value of these assets is presented in Note 9 to the financial statements in our Annual Report on Form 10-K for the fiscal year ending September 30, 2011.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quantitative Disclosures

Financial Instruments

The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following table summarizes, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and September 30, 2011. As required under authoritative accounting literature, assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(2)	December 31, 2011
	(In thousands)
Assets:
Financial instruments
Natural gas distribution segment	$—	$472	$—	$—	$472
Nonregulated segment	33,768	256,098	—	(272,938)	16,928

Total financial instruments	33,768	256,570	—	(272,938)	17,400

Hedged portion of gas stored underground	77,551	—	—	—	77,551
Available-for-sale securities
Money market funds	—	1,151	—	—	1,151
Registered investment companies	38,008	—	—	—	38,008
Bonds	—	18,346	—	—	18,346

Total available-for-sale securities	38,008	19,497	—	—	57,505

Total assets	$149,327	$276,067	$—	$(272,938)	$152,456

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$86,301	$—	$—	$86,301
Nonregulated segment	51,117	254,012	—	(295,022)	10,107

Total liabilities	$51,117	$340,313	$—	$(295,022)	$96,408

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(3)	September 30, 2011
	(In thousands)
Assets:
Financial instruments
Natural gas distribution segment	$—	$1,841	$—	$—	$1,841
Nonregulated segment	15,262	97,396	—	(95,156)	17,502

Total financial instruments	15,262	99,237	—	(95,156)	19,343

Hedged portion of gas stored underground	47,940	—	—	—	47,940
Available-for-sale securities
Money market funds	—	1,823	—	—	1,823
Registered investment companies	36,444	—	—	—	36,444
Bonds	—	14,366	—	—	14,366

Total available-for-sale securities	36,444	16,189	—	—	52,633

Total assets	$99,646	$115,426	$—	$(95,156)	$119,916

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$81,118	$—	$—	$81,118
Nonregulated segment	22,091	115,617	—	(123,943)	13,765

Total liabilities	$22,091	$196,735	$—	$(123,943)	$94,883

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

(2)

This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. In addition, as of December 31, 2011, we had $22.1 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $11.4 million was used to offset current risk management liabilities under master netting arrangements and the remaining $10.7 million is classified as current risk management assets.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale securities are comprised of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
As of December 31, 2011
Domestic equity mutual funds	$27,881	$5,447	$—	$33,328
Foreign equity mutual funds	4,659	305	(284)	4,680
Bonds	18,323	45	(22)	18,346
Money market funds	1,151	—	—	1,151

	$52,014	$5,797	$(306)	$57,505

As of September 30, 2011
Domestic equity mutual funds	$27,748	$4,074	$—	$31,822
Foreign equity mutual funds	4,597	267	(242)	4,622
Bonds	14,390	10	(34)	14,366
Money market funds	1,823	—	—	1,823

	$48,558	$4,351	$(276)	$52,633

At December 31, 2011 and September 30, 2011, our available-for-sale securities included $39.2 million and $38.3 million related to assets held in separate rabbi trusts for our supplemental executive benefit plans. At December 31, 2011 we maintained investments in bonds that have contractual maturity dates ranging from January 2012 through July 2016.

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

We maintained an investment in one foreign equity mutual fund with a fair value of $2.2 million in an unrealized loss position of $0.3 million as of December 31, 2011. This fund has been in an unrealized loss position for less than twelve months. Because this fund is only used to fund the supplemental plans, we evaluate investment performance over a long-term horizon. Based upon our intent and ability to hold this investment, our ability to direct the source of the payments in order to maximize the life of the portfolio, the short-term nature of the decline in fair value and the fact that this fund continues to receive good ratings from mutual fund rating companies, we do not consider this impairment to be other than temporary as of December 31, 2011. We also maintained several bonds with a cumulative fair value of $6.5 million in an unrealized loss position of less than $0.1 million as of December 31, 2011. These bonds have been in an unrealized loss position for less than twelve months. Based upon our intent and ability to hold these investments, our ability to direct the source of payments in order to maximize the life of the portfolio, the short-term nature of the decline in fair value and the fact that these bonds are investment grade, we do not consider this impairment to be other than temporary as of December 31, 2011.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Fair Value Measures

Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations. The following table presents the carrying value and fair value of our debt as of December 31, 2011:

December 31, 2011
(In thousands)
Carrying Amount	$2,210,262
Fair Value	$2,572,094

5.    Discontinued Operations

On May 12, 2011, we entered into a definitive agreement to sell substantially all of our natural gas distribution assets located in Missouri, Illinois and Iowa to Liberty Energy (Midstates) Corporation, an affiliate of Algonquin Power & Utilities Corp. for a cash price of approximately $124 million. The agreement contains terms and conditions customary for transactions of this type, including typical adjustments to the purchase price at closing, if applicable. The closing of the transaction is subject to the satisfaction of customary conditions including the receipt of applicable regulatory approvals, which we currently anticipate will occur during fiscal 2012.

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

The tables below set forth selected financial and operational information related to net assets and operating results related to discontinued operations. Additionally, assets and liabilities related to our Missouri, Illinois and Iowa operations are classified as “held for sale” in other current assets and liabilities in our consolidated balance sheets at December 31, 2011 and September 30, 2011. Prior period revenues and expenses associated with these assets have been reclassified into discontinued operations. This reclassification had no impact on previously reported net income.

The following table presents statement of income data related to discontinued operations.

	Three Months Ended December 31
	2011	2010
	(In thousands)
Operating revenues	$23,451	$23,733
Purchased gas cost	14,951	14,897

Gross profit	8,500	8,836
Operating expenses	4,174	4,016

Operating income	4,326	4,820
Other nonoperating expense	(48)	(33)

Income from discontinued operations before income taxes	4,278	4,787
Income tax expense	1,559	1,890

Net income	$2,719	$2,897

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents balance sheet data related to assets held for sale.

	December 31, 2011	September 30, 2011
	(In thousands)
Net plant, property & equipment	$127,227	$127,577
Gas stored underground	14,257	11,931
Other current assets	3,773	786
Deferred charges and other assets	62	277

Assets held for sale	$145,319	$140,571

Accounts payable and accrued liabilities	$9,945	$1,917
Other current liabilities	5,459	4,877
Regulatory cost of removal obligation	10,367	10,498
Deferred credits and other liabilities	1,175	1,153

Liabilities held for sale	$26,946	$18,445

6.    Debt

The nature and terms of our debt instruments are described in detail in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. There were no material changes in the terms of our debt instruments during the three months ended December 31, 2011.

Long-term debt

Long-term debt at December 31, 2011 and September 30, 2011 consisted of the following:

	December 31, 2011	September 30, 2011
	(In thousands)
Unsecured 10% Notes, redeemed December 2011	$—	$2,303
Unsecured 5.125% Senior Notes, due January 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	500,000
Unsecured 6.35% Senior Notes, due 2017	250,000	250,000
Unsecured 8.50% Senior Notes, due 2019	450,000	450,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Medium term notes
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Rental property term note due in installments through 2013	262	262

Total long-term debt	2,210,262	2,212,565
Less:
Original issue discount on unsecured senior notes and debentures	(3,938)	(4,014)
Current maturities	(131)	(2,434)

	$2,206,193	$2,206,117

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our unsecured 10% notes were paid on their maturity date on December 31, 2011, and were not replaced.

Short-term debt

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply our customers’ needs could significantly affect our borrowing requirements. Our short-term borrowings typically reach their highest levels in the winter months.

We finance our short-term borrowing requirements through a combination of a $750 million commercial paper program and four committed revolving credit facilities with third-party lenders. As a result, we have approximately $985 million of working capital funding. Additionally, our $750 million unsecured credit facility has an accordion feature which, if utilized, would increase borrowing capacity to $1.0 billion. At December 31, 2011 and September 30, 2011, there was $390.0 million and $206.4 million outstanding under our commercial paper program. We also use intercompany credit facilities to supplement the funding provided by these third-party committed credit facilities.

Regulated Operations

We fund our regulated operations as needed, primarily through our commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $785 million of working capital funding, including a five-year $750 million unsecured facility, a $25 million unsecured facility and a $10 million revolving credit facility, which is used primarily to issue letters of credit. Due to outstanding letters of credit, the total amount available to us under our $10 million revolving credit facility was $4.2 million at December 31, 2011.

In addition to these third-party facilities, our regulated operations had a $350 million intercompany revolving credit facility with AEH. This facility was replaced on January 1, 2012 with a $500 million intercompany revolving credit facility with AEH. This facility bears interest at the lower of (i) the Eurodollar rate under the five-year revolving credit facility or (ii) the lowest rate outstanding under the commercial paper program. Applicable state regulatory commissions have approved our use of this facility through December 31, 2012.

Nonregulated Operations

Atmos Energy Marketing, LLC (AEM), which is wholly-owned by AEH, has a three-year $200 million committed revolving credit facility, expiring in December 2013, with a syndicate of third-party lenders with an accordion feature that could increase AEM’s borrowing capacity to $500 million. The credit facility is primarily used to issue letters of credit and, on a less frequent basis, to borrow funds for gas purchases and other working capital needs. This facility is collateralized by substantially all of the assets of AEM and is guaranteed by AEH. Due to outstanding letters of credit and various covenants, including covenants based on working capital, the amount available to AEM under this credit facility was $110.0 million at December 31, 2011.

To supplement borrowings under this facility, AEH had a $350 million intercompany demand credit facility with AEC. This facility was replaced on January 1, 2012 with a $500 million intercompany facility with AEC, which bears interest at a rate equal to the greater of (i) the one-month LIBOR rate plus 3.00 percent or (ii) the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent. Applicable state regulatory commissions have approved our use of this facility through December 31, 2012.

Shelf Registration

We have an effective shelf registration statement with the Securities and Exchange Commission (SEC) that permits us to issue a total of $1.3 billion in common stock and/or debt securities. The shelf registration statement

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has been approved by all requisite state regulatory commissions. At December 31, 2011, $900 million remains available for issuance. Of this amount, $550 million is available for the issuance of debt securities and $350 million remains available for the issuance of equity securities under the shelf until March 2013.

Debt Covenants

The availability of funds under our regulated credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At December 31, 2011, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 56 percent. In addition, both the interest margin and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.

AEM is required by the financial covenants in its facility to maintain a ratio of total liabilities to tangible net worth that does not exceed a maximum of 5 to 1. At December 31, 2011, AEM’s ratio of total liabilities to tangible net worth, as defined, was 1.39 to 1. Additionally, AEM must maintain minimum levels of net working capital and net worth ranging from $20 million to $40 million. As defined in the financial covenants, at December 31, 2011, AEM’s net working capital was $118.2 million and its tangible net worth was $147.8 million.

In addition to these financial covenants, our credit facilities and public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers.

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

We were in compliance with all of our debt covenants as of December 31, 2011. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Earnings Per Share

Since we have non-vested share-based payments with a nonforfeitable right to dividends or dividend equivalents (referred to as participating securities) we are required to use the two-class method of computing earnings per share. The Company’s non-vested restricted stock and restricted stock units, for which vesting is predicated solely on the passage of time granted under the 1998 Long-Term Incentive Plan, are considered to be participating securities. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic and diluted earnings per share for the three months ended December 31, 2011 and 2010 are calculated as follows:

	Three Months Ended December 31
	2011	2010
	(In thousands, except per share amounts)
Basic Earnings Per Share from continuing operations
Income from continuing operations	$65,788	$71,100
Less: Income from continuing operations allocated to participating securities	685	748

Income from continuing operations available to common shareholders	$65,103	$70,352

Basic weighted average shares outstanding	90,254	90,082

Income from continuing operations per share — Basic	$0.72	$0.78

Basic Earnings Per Share from discontinued operations
Income from discontinued operations	$2,719	$2,897
Less: Income from discontinued operations allocated to participating securities	28	31

Income from discontinued operations available to common shareholders	$2,691	$2,866

Basic weighted average shares outstanding	90,254	90,082

Income from discontinued operations per share — Basic	$0.03	$0.03

Net income per share — Basic	$0.75	$0.81

Diluted Earnings Per Share from continuing operations
Income from continuing operations available to common shareholders	$65,103	$70,352
Effect of dilutive stock options and other shares	1	2

Income from continuing operations available to common shareholders	$65,104	$70,354

Basic weighted average shares outstanding	90,254	90,082
Additional dilutive stock options and other shares	292	326

Diluted weighted average shares outstanding	90,546	90,408

Income from continuing operations per share — Diluted	$0.72	$0.78

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended December 31
	2011	2010
	(In thousands, except per share amounts)
Diluted Earnings Per Share from discontinued operations
Income from discontinued operations available to common shareholders	$2,691	$2,866
Effect of dilutive stock options and other shares	—	—

Income from discontinued operations available to common shareholders	$2,691	$2,866

Basic weighted average shares outstanding	90,254	90,082
Additional dilutive stock options and other shares	292	326

Diluted weighted average shares outstanding	90,546	90,408

Income from discontinued operations per share — Diluted	$0.03	$0.03

Net income per share — Diluted	$0.75	$0.81

There were no out-of-the-money stock options excluded from the computation of diluted earnings per share for the three months ended December 31, 2011 and 2010 as their exercise price was less than the average market price of the common stock during that period.

Share Repurchase Program

On September 28, 2011, the Board of Directors approved a new program authorizing the repurchase of up to five million shares of common stock over a five-year period. Although the program is authorized for a five-year period, it may be terminated or limited at any time. Shares may be repurchased in the open market or in privately negotiated transactions in amounts the company deems appropriate. The program is primarily intended to minimize the dilutive effect of equity grants under various benefit related incentive compensation plans of the company. As of December 31, 2011, 387,991 shares had been repurchased for an aggregate value of $12.5 million.

8.    Interim Pension and Other Postretirement Benefit Plan Information

The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three months ended December 31, 2011 and 2010 are presented in the following table. Most of these costs are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our gas distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended December 31
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(In thousands)
Components of net periodic pension cost:
Service cost	$4,298	$4,380	$4,088	$3,601
Interest cost	6,677	6,924	3,465	3,203
Expected return on assets	(5,368)	(5,963)	(652)	(682)
Amortization of transition asset	—	—	378	378
Amortization of prior service cost	(35)	(112)	(362)	(362)
Amortization of actuarial loss	4,142	3,494	662	87

Net periodic pension cost	$9,714	$8,723	$7,579	$6,225

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used to develop our net periodic pension cost for the three months ended December 31, 2011 and 2010 are as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate	5.05%	5.39%	5.05%	5.39%
Rate of compensation increase	3.50%	4.00%	N/A	N/A
Expected return on plan assets	7.75%	8.25%	4.70%	5.00%

The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2012. Based upon this valuation, we expect we will be required to contribute between $25 million and $30 million to our pension plans by September 15, 2012.

We contributed $4.8 million to our other post-retirement benefit plans during the three months ended December 31, 2011. We expect to contribute between $20 million and $25 million to these plans during fiscal 2012.

9.    Commitments and Contingencies

Litigation and Environmental Matters

With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 13 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, except as noted below, there were no material changes in the status of such litigation and environmental-related matters or claims during the three months ended December 31, 2011.

Since April 2009, Atmos Energy and two subsidiaries of AEH, AEM and Atmos Gathering Company, LLC (AGC) (collectively, the Atmos Entities), have been involved in a lawsuit filed in the Circuit Court of Edmonson County, Kentucky, Billy Joe Honeycutt et al. vs. Atmos Energy Corporation, et al., which is related to our Park City Gathering Project. The dispute which gave rise to the litigation involves the amount of royalties due from a third party producer to landowners (who own the mineral rights) for natural gas produced from the landowners’ properties. The third party producer was operating pursuant to leases between the landowners and certain investors/working interest owners. The third party producer filed a petition in bankruptcy, which was subsequently dismissed due to the lack of meaningful assets to reorganize or liquidate.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, the total punitive damages award was reduced from $27.5 million to $24.7 million. On October 17, 2011, we filed our brief of appellants with the Kentucky Court of Appeals, appealing the verdict of the trial court. The appellees in this case subsequently filed their reply brief with the Court of Appeals on January 16, 2012, with our reply brief due to be filed with the Court by March 16, 2012.

In addition, in a related development, on July 12, 2011, the Atmos Entities filed a lawsuit in the United States District Court, Western District of Kentucky, Atmos Energy Corporation et al.vs. Resource Energy Technologies, LLC and Robert Thorpe and John F. Charles, against the third party producer and its affiliates to recover all costs, including attorneys’ fees, incurred by the Atmos Entities, which are associated with the defense and appeal of the case discussed above as well as for all damages awarded to the plaintiffs in such case against the Atmos Entities. The total amount of damages being claimed in the lawsuit is “open-ended” since the appellate process and related costs are ongoing. This lawsuit is based upon the indemnification provisions agreed to by the third party producer in favor of Atmos Gathering that are contained in an agreement entered into between Atmos Gathering and the third party producer in May 2009. The defendants filed a motion to dismiss the case on August 25, 2011, with Atmos Energy filing a brief in response to such motion on September 19, 2011. As of this date, the Court has not yet ruled on the motion.

We have accrued what we believe is an adequate amount for the anticipated resolution of this matter; however, the amount accrued is less than the amount of the verdict. The Company does not have insurance coverage that could mitigate any losses that may arise from the resolution of this matter. However, we continue to believe that the final outcome will not have a material adverse effect on our financial condition, results of operations or cash flows.

We are a party to other litigation and environmental-related matters or claims that have arisen in the ordinary course of our business. While the results of such litigation and response actions to such environmental-related matters or claims cannot be predicted with certainty, we continue to believe the final outcome of such litigation and matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Purchase Commitments

AEH has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At December 31, 2011, AEH was committed to purchase 103.1 Bcf within one year, 35.3 Bcf within one to three years and 0.3 Bcf after three years under indexed contracts. AEH is committed to purchase 3.4 Bcf within one year and 0.2 Bcf within one to three years under fixed price contracts with prices ranging from $2.82 to $6.36 per Mcf. Purchases under these contracts totaled $312.1 million and $334.2 million for the three months ended December 31, 2011 and 2010.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. The estimated commitments under these contracts as of December 31, 2011 are as follows (in thousands):

2012	$149,788
2013	82,778
2014	68,124
Thereafter	—

$300,690

Our nonregulated segment maintains long-term contracts related to storage and transportation. The estimated contractual demand fees for contracted storage and transportation under these contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. There were no material changes to the estimated storage and transportation fees for the quarter ended December 31, 2011.

Regulatory Matters

As previously described in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, in December 2007, the Company received data requests from the Division of Investigations of the Office of Enforcement of the Federal Energy Regulatory Commission (the “Commission”) in connection with its investigation into possible violations of the Commission’s posting and competitive bidding regulations for pre-arranged released firm capacity on natural gas pipelines. Since that time, we have fully cooperated with the Commission during this investigation.

The Company and the Commission entered into a stipulation and consent agreement, which was approved by the Commission on December 9, 2011, thereby resolving this investigation. The Commission’s findings of violations were limited to the nonregulated operations of the Company. Under the terms of the agreement, the Company has paid to the United States Treasury a total civil penalty of approximately $6.4 million and to energy assistance programs approximately $5.6 million in disgorgement of unjust profits plus interest for violations identified during the investigation. The resolution of this matter did not have a material adverse impact on the Company’s financial position, results of operations or cash flows and none of the payments were charged to any of the Company’s customers. In addition, none of the services the Company provides to any of its regulated or nonregulated customers were affected by the agreement.

As discussed in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, in 2010, our Mid-Tex Division agreed to install 100,000 steel service line replacements by September 30, 2012. As of December 31, 2011, we had replaced 60,184 lines and are on schedule for completion in September 2012. Under the terms of the agreement, special rate recovery of the associated return, depreciation and taxes is approved for lines replaced between October 1, 2010 and September 30, 2012. Since October 1, 2010, we have spent $64.0 million on steel service line replacements.

In July 2010, the Dodd-Frank Act was enacted, representing an extensive overhaul of the framework for regulation of U.S. financial markets. The Dodd-Frank Act calls for various regulatory agencies, including the SEC and the Commodities Futures Trading Commission (CFTC) to establish rules and regulations for implementation of many of the provisions of the Dodd-Frank Act. Although the CFTC and SEC have issued a number of rules and regulations, we expect additional rules and regulations to be issued, which should provide additional clarity regarding the extent of the impact of this legislation on us. The costs of participating in financial markets for hedging certain risks inherent in our business may be increased as a result of the new legislation and related rules and regulations. We also anticipate additional reporting and disclosure obligations will be imposed.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011, annual rate filing mechanisms were in progress in our Louisiana and Mississippi service areas and there was one other ratemaking activity in progress in our Kansas service area. These regulatory proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments.

10.    Concentration of Credit Risk

Information regarding our concentration of credit risk is disclosed in Note 15 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. During the three months ended December 31, 2011, there were no material changes in our concentration of credit risk.

11.    Segment Information

As discussed in Note 1 above, we operate the Company through the following three segments:

•	The natural gas distribution segment, which includes our regulated natural gas distribution and related sales operations,

•	The regulated transmission and storage segment, which includes the regulated pipeline and storage operations of our Atmos Pipeline — Texas Division and

•	The nonregulated segment, which is comprised of our nonregulated natural gas management, nonregulated natural gas transmission, storage and other services.

Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. Although our natural gas distribution segment operations are geographically dispersed, they are reported as a single segment as each natural gas distribution division has similar economic characteristics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We evaluate performance based on net income or loss of the respective operating units.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income statements for the three month periods ended December 31, 2011 and 2010 by segment are presented in the following tables:

	Three Months Ended December 31, 2011
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$693,068	$19,440	$388,665	$—	$1,101,173
Intersegment revenues	224	37,319	55,511	(93,054)	—

	693,292	56,759	444,176	(93,054)	1,101,173
Purchased gas cost	402,207	—	428,771	(92,687)	738,291

Gross profit	291,085	56,759	15,405	(367)	362,882
Operating expenses
Operation and maintenance	93,414	16,965	6,051	(368)	116,062
Depreciation and amortization	50,831	7,651	733	—	59,215
Taxes, other than income	38,479	3,784	935	—	43,198

Total operating expenses	182,724	28,400	7,719	(368)	218,475

Operating income	108,361	28,359	7,686	1	144,407
Miscellaneous income (expense)	(1,756)	(280)	36	125	(1,875)
Interest charges	27,855	7,209	252	126	35,442

Income from continuing operations before income taxes	78,750	20,870	7,470	—	107,090
Income tax expense	30,845	7,456	3,001	—	41,302

Income from continuing operations	47,905	13,414	4,469	—	65,788
Income from discontinued operations, net of tax	2,719	—	—	—	2,719

Net income	$50,624	$13,414	$4,469	$—	$68,507

Capital expenditures	$128,733	$24,120	$1,541	$—	$154,394

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended December 31, 2010
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$703,261	$21,233	$408,768	$—	$1,133,262
Intersegment revenues	201	27,774	66,872	(94,847)	—

	703,462	49,007	475,640	(94,847)	1,133,262
Purchased gas cost	412,526	—	450,462	(94,450)	768,538

Gross profit	290,936	49,007	25,178	(397)	364,724
Operating expenses
Operation and maintenance	89,229	15,574	10,084	(397)	114,490
Depreciation and amortization	47,894	5,799	1,084	—	54,777
Taxes, other than income	34,448	3,553	2,167	—	40,168

Total operating expenses	171,571	24,926	13,335	(397)	209,435

Operating income	119,365	24,081	11,843	—	155,289
Miscellaneous income (expense)	(698)	(282)	290	(36)	(726)
Interest charges	29,697	8,064	1,170	(36)	38,895

Income from continuing operations before income taxes	88,970	15,735	10,963	—	115,668
Income tax expense	34,549	5,633	4,386	—	44,568

Income from continuing operations	54,421	10,102	6,577	—	71,100
Income from discontinued operations, net of tax	2,897	—	—	—	2,897

Net income	$57,318	$10,102	$6,577	$—	$73,997

Capital expenditures	$109,499	$12,739	$924	$—	$123,162

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at December 31, 2011 and September 30, 2011 by segment is presented in the following tables.

	December 31, 2011
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$4,328,612	$855,245	$62,356	$—	$5,246,213
Investment in subsidiaries	672,300	—	(2,096)	(670,204)	—
Current assets
Cash and cash equivalents	63,031	—	22,129	—	85,160
Assets from risk management activities	292	—	10,732	—	11,024
Other current assets	912,185	13,418	453,571	(214,117)	1,165,057
Intercompany receivables	567,587	—	—	(567,587)	—

Total current assets	1,543,095	13,418	486,432	(781,704)	1,261,241
Intangible assets	—	—	196	—	196
Goodwill	572,908	132,381	34,711	—	740,000
Noncurrent assets from risk management activities	180	—	6,196	—	6,376
Deferred charges and other assets	359,860	11,297	10,449	—	381,606

	$7,476,955	$1,012,341	$598,244	$(1,451,908)	$7,635,632

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,267,762	$278,515	$393,785	$(672,300)	$2,267,762
Long-term debt	2,206,062	—	131	—	2,206,193

Total capitalization	4,473,824	278,515	393,916	(672,300)	4,473,955
Current liabilities
Current maturities of long-term debt	—	—	131	—	131
Short-term debt	583,980	—	—	(193,995)	389,985
Liabilities from risk management activities	14,521	—	4,623	—	19,144
Other current liabilities	606,357	11,929	170,281	(18,026)	770,541
Intercompany payables	—	531,126	36,461	(567,587)	—

Total current liabilities	1,204,858	543,055	211,496	(779,608)	1,179,801
Deferred income taxes	813,423	181,641	(13,505)	—	981,559
Noncurrent liabilities from risk management activities	70,105	—	5,484	—	75,589
Regulatory cost of removal obligation	437,660	—	—	—	437,660
Deferred credits and other liabilities	477,085	9,130	853	—	487,068

	$7,476,955	$1,012,341	$598,244	$(1,451,908)	$7,635,632

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2011
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$4,248,198	$838,302	$61,418	$—	$5,147,918
Investment in subsidiaries	670,993	—	(2,096)	(668,897)	—
Current assets
Cash and cash equivalents	24,646	—	106,773	—	131,419
Assets from risk management activities	843	—	17,501	—	18,344
Other current assets	655,716	15,413	386,215	(196,154)	861,190
Intercompany receivables	569,898	—	—	(569,898)	—

Total current assets	1,251,103	15,413	510,489	(766,052)	1,010,953
Intangible assets	—	—	207	—	207
Goodwill	572,908	132,381	34,711	—	740,000
Noncurrent assets from risk management activities	998	—	—	—	998
Deferred charges and other assets	353,960	18,028	10,807	—	382,795

	$7,098,160	$1,004,124	$615,536	$(1,434,949)	$7,282,871

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,255,421	$265,102	$405,891	$(670,993)	$2,255,421
Long-term debt	2,205,986	—	131	—	2,206,117

Total capitalization	4,461,407	265,102	406,022	(670,993)	4,461,538
Current liabilities
Current maturities of long-term debt	2,303	—	131	—	2,434
Short-term debt	387,691	—	—	(181,295)	206,396
Liabilities from risk management activities	11,916	—	3,537	—	15,453
Other current liabilities	474,783	10,369	170,926	(12,763)	643,315
Intercompany payables	—	543,084	26,814	(569,898)	—

Total current liabilities	876,693	553,453	201,408	(763,956)	867,598
Deferred income taxes	789,649	173,351	(2,907)	—	960,093
Noncurrent liabilities from risk management activities	67,862	—	10,227	—	78,089
Regulatory cost of removal obligation	428,947	—	—	—	428,947
Deferred credits and other liabilities	473,602	12,218	786	—	486,606

	$7,098,160	$1,004,124	$615,536	$(1,434,949)	$7,282,871

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Atmos Energy Corporation

We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation and subsidiaries as of December 31, 2011, the related condensed consolidated statements of income for the three-month periods ended December 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three-month periods ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Atmos Energy Corporation and subsidiaries as of September 30, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated November 22, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/    ERNST & YOUNG LLP

Dallas, Texas

February 8, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2011.

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

OVERVIEW

Atmos Energy and its subsidiaries are engaged primarily in the regulated natural gas distribution and transportation and storage businesses as well as other nonregulated natural gas businesses. We distribute natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers throughout our six regulated natural gas distribution divisions, which cover service areas located in 12 states. In addition, we transport natural gas for others through our regulated distribution and pipeline systems. In May 2011, we announced that we had entered into a definitive agreement to sell our natural gas distribution operations in Missouri, Illinois and Iowa, representing approximately 84,000 customers. After the closing of this transaction, which we currently anticipate will occur during fiscal 2012, we will operate in nine states.

Through our nonregulated businesses, we provide natural gas management and transportation services to municipalities, other local gas distribution companies and industrial customers primarily in the Midwest and

Southeast and natural gas transportation and storage services to certain of our natural gas distribution divisions and to third parties. Through our asset optimization activities, we also seek to maximize the economic value associated with the storage and transportation capacity we own or control.

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

Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and include the following:

•	Regulation

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Financial Instruments and Hedging Activities

•	Impairment Assessments

•	Pension and Other Postretirement Plans

•	Fair Value Measurements

Our critical accounting policies are reviewed quarterly by the Audit Committee. There were no significant changes to these critical accounting policies during the three months ended December 31, 2011.

RESULTS OF OPERATIONS

We reported net income of $68.5 million, or $0.75 per diluted share for the three months ended December 31, 2011 compared with net income of $74.0 million, or $0.81 per diluted share in the prior-year quarter. Regulated operations contributed 93 percent of our net income during this period with our nonregulated operations contributing the remaining seven percent. Excluding the impact of unrealized margins, diluted earnings per share decreased $0.20 compared with the prior-year quarter. The $0.20 per diluted share decrease primarily reflects the adverse impact of unfavorable natural gas market conditions on our nonregulated segment and increased operating expenses in our natural gas distribution segment. These decreases were partially offset by a five percent increase in consolidated throughput in our regulated transmission and storage segment and the favorable impact of ratemaking efforts in our natural gas distribution segment.

Due to the pending sale of our Missouri, Illinois and Iowa service areas, the results of operations for these three service areas are shown in discontinued operations. During the current-year quarter, discontinued operations generated net income of $2.7 million, or $0.03 per diluted share, compared with net income of $2.9 million, or $0.03 per diluted share in the prior-year quarter. Continuing operations in the current quarter generated net income of $65.8 million, or $0.72 per diluted share, compared with net income of $71.1 million, or $0.78 per diluted share from continuing operations in the prior-year quarter.

The following table presents our consolidated financial highlights for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31
	2011	2010
	(In thousands, except per share data)
Operating revenues	$1,101,173	$1,133,262
Gross profit	362,882	364,724
Operating expenses	218,475	209,435
Operating income	144,407	155,289
Miscellaneous expense	(1,875)	(726)
Interest charges	35,442	38,895
Income from continuing operations before income taxes	107,090	115,668
Income tax expense	41,302	44,568
Income from continuing operations	65,788	71,100
Income from discontinued operations, net of tax	2,719	2,897
Net income	$68,507	$73,997
Diluted net income per share from continuing operations	$0.72	$0.78
Diluted net income per share from discontinued operations	0.03	0.03
Diluted net income per share	$0.75	$0.81

The following table reflects our consolidated net income and diluted earnings per share in our regulated and nonregulated operations:

	Three Months Ended December 31
	2011	2010	Change
	(In thousands, except per share data)
Regulated operations	$61,319	$64,523	$(3,204)
Nonregulated operations	4,469	6,577	(2,108)

Net income from continuing operations	65,788	71,100	(5,312)
Net income from discontinued operations	2,719	2,897	(178)

Net income	$68,507	$73,997	$(5,490)

Diluted EPS from continuing regulated operations	$0.67	$0.71	$(0.04)
Diluted EPS from nonregulated operations	0.05	0.07	(0.02)

Diluted EPS from continuing operations	0.72	0.78	(0.06)
Diluted EPS from discontinued operations	0.03	0.03	—

Consolidated diluted EPS	$0.75	$0.81	$(0.06)

Three Months Ended December 31, 2011 compared with Three Months Ended December 31, 2010

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

Seasonal weather patterns can also affect our natural gas distribution operations. However, the effect of weather that is above or below normal is substantially offset through weather normalization adjustments, known as WNA, which has been approved by state regulatory commissions for over 90 percent of our residential and commercial meters in the following states for the following time periods:

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

In May 2011, we announced that we had entered into a definitive agreement to sell substantially all of our natural gas distribution operations in Missouri, Illinois and Iowa. The results of these operations have been separately reported in the following tables as discontinued operations and exclude general corporate overhead and interest expense that would normally be allocated to these operations.

Review of Financial and Operating Results

Financial and operational highlights for our natural gas distribution segment for the three months ended December 31, 2011 and 2010 are presented below.

	Three Months Ended December 31
	2011	2010	Change
	(In thousands, unless otherwise noted)
Gross profit	$291,085	$290,936	$149
Operating expenses	182,724	171,571	11,153

Operating income	108,361	119,365	(11,004)
Miscellaneous expense	(1,756)	(698)	(1,058)
Interest charges	27,855	29,697	(1,842)

Income from continuing operations before income taxes	78,750	88,970	(10,220)
Income tax expense	30,845	34,549	(3,704)

Income from continuing operations	47,905	54,421	(6,516)
Income from discontinued operations, net of tax	2,719	2,897	(178)

Net income	$50,624	$57,318	$(6,694)

Consolidated natural gas distribution sales volumes from continuing operations — MMcf	84,890	84,137	753
Consolidated natural gas distribution transportation volumes from continuing operations — MMcf	32,832	32,218	614

Consolidated natural gas distribution throughput from continuing operations — MMcf	117,722	116,355	1,367
Consolidated natural gas distribution throughput from discontinued operations — MMcf	4,026	4,189	(163)

Total consolidated natural gas distribution throughput — MMcf	121,748	120,544	1,204

Consolidated natural gas distribution average transportation revenue per Mcf	$0.45	$0.49	$(0.04)
Consolidated natural gas distribution average cost of gas per Mcf sold	$4.78	$4.92	$(0.14)

The $0.1 million increase in natural gas distribution gross profit primarily reflects the following:

•	$4.6 million net increase in rate adjustments, primarily in the Mid-Tex, Louisiana and Kentucky service areas.

•	A two percent rise in transportation volumes resulting in a $0.5 million increase in transportation margins.

These increases were largely offset by the quarter-over-quarter negative effect of the weather normalization adjustment in the Mid-Tex Division, which required utilizing updated weather data in the calculation of the adjustment in the current quarter.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income increased $11.2 million, primarily due to the following:

•

$2.9 million increase in depreciation and amortization and a $2.6 million increase in ad valorem taxes associated with an increase in our net plant as a result of our capital investments in the prior year.

•	$3.5 million net increase in legal and other administrative costs.

The following table shows our operating income from continuing operations by natural gas distribution division, in order of total rate base, for the three months ended December 31, 2011 and 2010. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended
	December 31
	2011	2010	Change
	(In thousands)
Mid-Tex	$48,449	$57,439	$(8,990)
Kentucky/Mid-States	16,318	16,853	(535)
Louisiana	15,201	14,961	240
West Texas	10,675	9,520	1,155
Mississippi	10,132	10,215	(83)
Colorado-Kansas	8,179	7,702	477
Other	(593)	2,675	(3,268)

Total	$108,361	$119,365	$(11,004)

Recent Ratemaking Developments

Significant ratemaking developments that occurred during the three months ended December 31, 2011 are discussed below. The amounts described below represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a final order from a commission or other governmental authority.

Annual net operating income increases totaling $4.3 million resulting from ratemaking activity became effective in the quarter ended December 31, 2011 as summarized below:

Rate Action	Annual Increase to Operating Income
(In thousands)
Rate case filings	$545
Infrastructure programs	3,744

$4,289

Additionally, the following ratemaking efforts were in progress during the first quarter of fiscal 2012 but had not been completed as of December 31, 2011.

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Ad Valorem(1)	Kansas	$167
Louisiana	Rate Stabilization Clause	TransLa	—
Mississippi	Stable Rate Filing(2)	Mississippi	5,303

			$5,470

(1)	The Ad Valorem filing relates to a collection of property taxes in excess of the amount included in our Kansas service area’s base rates. The Kansas Commission approved the filing on January 14, 2012.

(2)	The Mississippi Commission issued a final order on January 11, 2012 approving a $4.3 million increase to operating income.

Subsequent to December 31, 2011, we filed five rate actions requesting a total increase in annual operating income of $66.8 million in our Mid-Tex, West Texas, Kansas and Georgia service areas. In our Mid-Tex service area, we filed a rate case requesting a $46.0 million annual increase in operating income as well as our first City of Dallas Annual Rate Review filing in which we requested a $2.5 million increase to operating income. In our West Texas and Kansas service areas, we filed rate cases requesting an increase in annual operating income of $11.1 million and $6.1 million. In our Georgia service area, we requested an increase in annual operating income of $1.1 million under the annual pipeline replacement program.

Rate Case Filings

A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return for our shareholders and ensure that we continue to deliver reliable, reasonably priced natural gas service to our customers. The following table summarizes the rate case that was completed during the three months ended December 31, 2011.

Division	State	Increase in Annual Operating Income	Effective Date
		(In thousands)
2012 Rate Case Filings:
West Texas — Environs	Texas	$545	11/08/2011

Total 2012 Rate Case Filings		$545

Infrastructure Programs

Infrastructure programs such as the Gas Reliability Infrastructure Program (GRIP) allow natural gas distribution companies the opportunity to include in their rate base annually approved capital costs incurred in the prior calendar year. We currently have infrastructure programs in Texas, Georgia, Missouri and Kentucky. The following table summarizes our infrastructure program filings with effective dates during the three months ended December 31, 2011.

Division	Period End	Incremental Net Utility Plant Investment	Increase in Annual Operating Income	Effective Date
		(In thousands)	(In thousands)
2012 Infrastructure Programs:
Kentucky/Mid-States — Georgia	09/2010	$7,160	$1,215	10/01/2011
Kentucky/Mid-States — Kentucky	09/2012	17,347	2,529	10/01/2011

Total 2012 Infrastructure Programs		$24,507	$3,744

Annual Rate Filing Mechanism

As an instrument to reduce regulatory lag, annual rate filing mechanisms allow us to refresh our rates on a periodic basis without filing a formal rate case. However, these filings still involve discovery by the appropriate regulatory authorities prior to the final determination of rates under these mechanisms. We currently have annual rate filing mechanisms in our Louisiana, Georgia and Mississippi service areas and in significant portions of our Mid-Tex and West Texas divisions. These mechanisms are referred to as rate review mechanisms in our Mid-Tex and West Texas divisions, stable rate filings in the Mississippi Division, Georgia rate adjustment mechanism in Kentucky/Mid-States and a rate stabilization clause in the Louisiana Division. There were no annual rate filing mechanisms completed during the three months ended December 31, 2011.

Other Ratemaking Activity

There was no other ratemaking activity completed during the three months ended December 31, 2011.

Regulated Transmission and Storage Segment

Our regulated transmission and storage segment consists of the regulated pipeline and storage operations of the Atmos Pipeline–Texas Division. The Atmos Pipeline–Texas Division transports natural gas to our Mid-Tex Division and third parties and manages five underground storage reservoirs in Texas. We also provide ancillary services customary in the pipeline industry including parking and lending arrangements and sales of inventory on hand.

Similar to our natural gas distribution segment, our regulated transmission and storage segment is impacted by seasonal weather patterns, competitive factors in the energy industry and economic conditions in our service areas. Further, as the Atmos Pipeline–Texas Division operations supply all of the natural gas for our Mid-Tex Division, the results of this segment are highly dependent upon the natural gas requirements of the Mid-Tex Division. Finally, as a regulated pipeline, the operations of the Atmos Pipeline–Texas Division may be impacted by the timing of when costs and expenses are incurred and when these costs and expenses are recovered through its tariffs.

Review of Financial and Operating Results

Financial and operational highlights for our regulated transmission and storage segment for the three months ended December 31, 2011 and 2010 are presented below.

	Three Months Ended December 31
	2011	2010	Change
	(In thousands, unless otherwise noted)
Mid-Tex transportation	$37,343	$27,535	$9,808
Third-party transportation	14,939	16,512	(1,573)
Storage and park and lend services	1,806	2,170	(364)
Other	2,671	2,790	(119)

Gross profit	56,759	49,007	7,752
Operating expenses	28,400	24,926	3,474

Operating income	28,359	24,081	4,278
Miscellaneous expense	(280)	(282)	2
Interest charges	7,209	8,064	(855)

Income before income taxes	20,870	15,735	5,135
Income tax expense	7,456	5,633	1,823

Net income	$13,414	$10,102	$3,312

Gross pipeline transportation volumes — MMcf	160,829	153,178	7,651

Consolidated pipeline transportation volumes — MMcf	105,037	99,841	5,196

The $7.8 million increase in regulated transmission and storage gross profit was primarily a result of rate design changes approved in the rate case in the prior year. The current rate design allows us to recover fixed costs associated with transportation and storage services through monthly customer charges rather than through a volumetric charge, which should allow us to earn margin more ratably during the fiscal year. Additionally, consolidated throughput increased about five percent due to increased through-system demand and the execution of new delivery contracts with local producers.

Operating expenses increased $3.5 million primarily due to the following:

•	$1.3 million increase due to higher levels of pipeline maintenance activities.

•	$1.9 million increase due to higher depreciation expense, resulting from the rate case and a higher investment in net plant.

Nonregulated Segment

Our nonregulated activities are conducted through Atmos Energy Holdings, Inc. (AEH), which is a wholly-owned subsidiary of Atmos Energy Corporation and operates primarily in the Midwest and Southeast areas of the United States.

AEH’s primary business is to deliver gas and provide related services by aggregating and purchasing gas supply, arranging transportation and storage logistics and ultimately delivering gas to customers at competitive prices. This business is significantly influenced by competitive factors in the industry, general economic conditions and other factors that could affect the demand for natural gas. Therefore, the margins earned from these activities are dependent upon our ability to attract and retain customers and to minimize the cost of gas used to serve those customers. Further, delivered gas margins can be affected by the price of natural gas in the different locations where we buy and sell gas.

AEH also earns storage and transportation margins from (i) utilizing its proprietary 21-mile pipeline located in New Orleans, Louisiana to aggregate gas supply for our regulated natural gas distribution division in Louisiana, its gas delivery activities and, on a more limited basis, for third parties and (ii) managing proprietary storage in Kentucky and Louisiana to supplement the natural gas needs of our natural gas distribution divisions during peak periods. The majority of these margins are generated through demand fees established under contracts with certain of our natural gas distribution divisions that are renewed periodically and subject to regulatory oversight.

AEH utilizes customer-owned or contracted storage capacity to serve its customers. In an effort to offset the demand fees paid to contract for storage capacity and to maximize the value of this capacity, AEH sells financial instruments in an effort to earn a gross profit margin through the arbitrage of pricing differences in various locations and by recognizing pricing differences that occur over time. Margins earned from these activities and the related storage demand fees are reported as asset optimization margins. Certain of these arrangements are with regulated affiliates, which have been approved by applicable state regulatory commissions. These margins are influenced by natural gas market conditions including, but not limited to, the price of natural gas, demand for natural gas, the level of domestic natural gas inventory levels and the level of volatility between current (spot) and future natural gas prices. These margins are also impacted by our ability to minimize the demand fees paid to contract for storage capacity.

Higher natural gas prices may adversely impact our accounts receivable collections, resulting in higher bad debt expense, and may require us to increase borrowings under our credit facilities resulting in higher interest expense. Higher gas prices may also cause customers to conserve or use alternative energy sources. Lower natural gas prices generally reduce these risks.

The level of volatility in natural gas prices also has a significant impact on our nonregulated segment. Increased price volatility influences the spreads between the current (spot) prices and forward natural gas prices, which creates opportunities to earn higher arbitrage spreads and basis differentials from identifying the lowest cost alternative among the natural gas supplies, transportation and markets to which we have access. Conversely, a lack of price volatility reduces opportunities to create value from arbitrage spreads and basis differentials.

Our nonregulated segment manages its exposure to natural gas commodity price risk through a combination of physical storage and financial instruments. Therefore, results for this segment will include unrealized gains or losses on its net physical gas position and the related financial instruments used to manage commodity price risk. These margins fluctuate based upon changes in the spreads between the physical and forward natural gas prices. Generally, if the physical/financial spread narrows, we will record unrealized gains or lower unrealized losses. If the physical/financial spread widens, we will generally record unrealized losses or lower unrealized gains. The magnitude of the unrealized gains and losses is also contingent upon the levels of our net physical position at the end of the reporting period.

Review of Financial and Operating Results

Financial and operational highlights for our nonregulated segment for the three months ended December 31, 2011 and 2010 are presented below.

	Three Months Ended December 31
	2011	2010	Change
	(In thousands, unless otherwise noted)
Realized margins
Gas delivery and related services	$11,113	$16,041	$(4,928)
Storage and transportation services	3,189	3,349	(160)
Other	1,017	1,319	(302)

	15,319	20,709	(5,390)
Asset optimization(1)	(21,594)	3,965	(25,559)

Total realized margins	(6,275)	24,674	(30,949)
Unrealized margins	21,680	504	21,176

Gross profit	15,405	25,178	(9,773)
Operating expenses	7,719	13,335	(5,616)

Operating income	7,686	11,843	(4,157)
Miscellaneous income	36	290	(254)
Interest charges	252	1,170	(918)

Income before income taxes	7,470	10,963	(3,493)
Income tax expense	3,001	4,386	(1,385)

Net income	$4,469	$6,577	$(2,108)

Gross nonregulated delivered gas sales volumes — MMcf	106,462	107,712	(1,250)

Consolidated nonregulated delivered gas sales volumes — MMcf	90,870	94,538	(3,668)

Net physical position (Bcf)	35.6	19.6	16.0

(1)	Net of storage fees of $4.7 million and $3.3 million.

Results for our nonregulated operations during the first fiscal quarter were adversely influenced by continued unfavorable natural gas market conditions. Historically high natural gas storage levels caused by growing domestic natural gas production coupled with an unseasonably warm start to the 2011-2012 winter heating season caused natural gas prices to fall and for spot to forward spread values and basis differentials to remain compressed. Further, unseasonably warm weather reduced the demand for natural gas.

We anticipate natural gas storage levels will remain high for an extended period of time and for unseasonably warm weather to continue during the second quarter of fiscal 2012. Therefore, we expect gas prices to remain relatively low with little volatility and spot to forward spread values and basis differentials to remain compressed. Further, sales of natural gas could be adversely impacted. Accordingly, although we anticipate continuing to profit from our nonregulated activities, we anticipate per-unit margins from our delivered gas activities and margins earned from our asset optimization activities will be more consistent with the reduced margins we realized in fiscal 2011 than in previous years.

Realized margins for gas delivery, storage and transportation services and other services were $15.3 million during the three months ended December 31, 2011 compared with $20.7 million for the prior-year quarter. The decrease reflects the following:

•

A four percent decrease in consolidated sales volumes. The decrease was largely attributable to warmer weather particularly in the latter half of the quarter, which reduced sales to our utility, municipal and other weather-sensitive customers. These decreases were partially offset by a 6 percent period-over-period increase in sales to new and existing industrial and power generation customers.

•

A decrease in gas delivery per-unit margins from $0.15/Mcf in the prior-year quarter to $0.10/Mcf in the current-year quarter primarily due to lower basis differentials resulting from increased natural gas supply coupled with increased transportation costs.

Asset optimization margins decreased $25.6 million from the prior-year quarter. In the prior year quarter, due to compressed spot to forward spread values, AEH traded more frequently in the daily cash market and earned intramonth trading gains that exceeded the demand fees paid for its contracted storage capacity.

In the current year quarter, AEH elected to take advantage of falling natural prices by purchasing and injecting a net 15.7 Bcf into storage and capturing incremental physical to forward spread values that should be realized in future periods. As a result of this decision, we realized no storage withdrawal gains to offset the realized losses on the settlement of financial instruments used to hedge our natural gas purchases.

We anticipate this trend will continue during the fiscal second quarter; however, a substantial portion of the incremental margins captured during the quarter are currently anticipated to be realized during the third and fourth quarter of fiscal 2012.

Realized asset optimization margins for the current-year quarter also included a $1.7 million charge to write-down to market certain natural gas inventory that no longer qualified for fair value hedge accounting.

The $21.2 million increase in unrealized margins primarily reflects unrealized gains on the financial instruments executed during the quarter to capture incremental physical to forward spreads as a result of falling natural gas prices.

Operating expenses decreased $5.6 million due to the following:

•	$3.1 million decrease in insurance and legal costs as a result of the resolution of the FERC matter and the timing of activity pertaining to other litigation.

•	$1.4 million decrease in employee related expenses.

Interest charges decreased $0.9 million primarily due to a decrease in commitment fees.

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

We believe the liquidity provided by our senior notes and committed credit facilities, combined with our operating cash flows, will be sufficient to fund our working capital needs and capital expenditure program for the remainder of fiscal 2012.

Cash Flows

Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, prices for our products and services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.

Cash flows from operating, investing and financing activities for the three months ended December 31, 2011 and 2010 are presented below.

	Three Months Ended December 31
	2011	2010	2011 vs. 2010
	(In thousands)
Total cash provided by (used in)
Operating activities	$(15,291)	$45,824	$(61,115)
Investing activities	(155,474)	(123,532)	(31,942)
Financing activities	124,506	75,648	48,858

Change in cash and cash equivalents	(46,259)	(2,060)	(44,199)
Cash and cash equivalents at beginning of period	131,419	131,952	(533)

Cash and cash equivalents at end of period	$85,160	$129,892	$(44,732)

Cash flows from operating activities

Period-over-period changes in our operating cash flows are primarily attributable to changes in net income and working capital changes, particularly within our natural gas distribution segment resulting from the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.

The $61.1 million decrease in operating cash flows primarily reflects the effect of purchasing natural gas and injecting it into storage in our nonregulated operations in order to capture incremental value anticipated to be realized in the third and fourth quarter of fiscal 2012, as well as the timing of customer collections and vendor payments.

Cash flows from investing activities

In recent years, a substantial portion of our cash resources has been used to fund growth projects, our ongoing construction program and improvements to information technology systems. Our ongoing construction program enables us to provide natural gas distribution services to our existing customer base, expand our natural gas distribution services into new markets, enhance the integrity of our pipelines and, more recently, expand our intrastate pipeline network. In executing our current rate strategy, we are directing discretionary capital spending to jurisdictions that permit us to earn a timely return on our investment. Currently, rate designs in our Mid-Tex, Louisiana, Mississippi and West Texas natural gas distribution divisions and our Atmos Pipeline–Texas Division provide the opportunity to include in their rate base approved capital costs on a periodic basis without being required to file a rate case.

Capital expenditures for fiscal 2012 are expected to range from $680 million to $700 million. For the three months ended December 31, 2011, capital expenditures were $154.4 million compared with $123.2 million for the three months ended December 31, 2010. The $31.2 million increase in capital expenditures primarily reflects spending for the steel service line replacement program in the Mid-Tex Division and the development of new customer billing and information systems for our natural gas distribution segment.

Cash flows from financing activities

The $48.9 million increase in financing cash flows was primarily due to the following:

•	$61.3 million additional cash provided from short-term debt borrowings.

•

$7.7 million increase in cash flows due to lower repayments of long-term debt. In the current-year quarter, we repaid $2.3 million of long-term debt compared to $10.0 million in the prior-year quarter.

These increases in financing cash flows were partially offset by the following:

•	$12.5 million additional cash used to repurchase common stock as part of our share buyback program.

•	$7.2 million less cash received from proceeds related to the issuance of common stock.

The following table summarizes our share issuances for the three months ended December 31, 2011 and 2010.

	Three Months Ended December 31
	2011	2010
Shares issued:
1998 Long-Term Incentive Plan	197,503	595,103
Outside Directors Stock-for-Fee Plan	618	638

Total shares issued	198,121	595,741

The quarter-over-quarter decrease in the number of shares issued primarily reflects the significant number of stock options exercised in the prior year. During the current quarter, we cancelled and retired 99,555 shares attributable to federal withholdings on equity awards and repurchased and retired 387,991 shares through our 2011 share repurchase program described in Note 7.

As of September 30, 2011, we were authorized to grant awards for up to a maximum of 6.5 million shares of common stock under our 1998 Long-Term Incentive Plan (LTIP). In February 2011, shareholders voted to increase the number of authorized LTIP shares by 2.2 million shares. On October 19, 2011, we received all required state regulatory approvals to increase the maximum number of authorized LTIP shares to 8.7 million shares, subject to certain adjustment provisions. On October 28, 2011, we filed with the SEC a registration statement on Form S-8 to register an additional 2.2 million shares; we also listed such shares with the New York Stock Exchange.

Credit Facilities

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply to meet our customers’ needs could significantly affect our borrowing requirements. However, our short-term borrowings reach their highest levels in the winter months.

We finance our short-term borrowing requirements through a combination of a $750.0 million commercial paper program and four committed revolving credit facilities with third-party lenders that provide approximately $1.0 billion of working capital funding. As of December 31, 2011, the amount available to us under our credit facilities, net of outstanding letters of credit, was $499.2 million.

Shelf Registration

We have an effective shelf registration statement with the Securities and Exchange Commission (SEC) that permits us to issue a total of $1.3 billion in common stock and/or debt securities. The shelf registration statement has been approved by all requisite state regulatory commissions. Due to certain restrictions imposed by one state regulatory commission on our ability to issue securities under the new registration statement, we were able to issue a total of $950 million in debt securities and $350 million in equity securities. At December 31, 2011, $900 million was available for issuance. Of this amount, $550 million is available for the issuance of debt securities and $350 million remains available for the issuance of equity securities under the shelf until March 2013.

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

Our debt is rated by three rating agencies: Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings, Ltd. (Fitch). As of December 31, 2011, all three ratings agencies maintained a stable outlook. Our current debt ratings are all considered investment grade and are as follows:

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

Debt Covenants

We were in compliance with all of our debt covenants as of December 31, 2011. Our debt covenants are described in greater detail in Note 6 to the unaudited condensed consolidated financial statements.

Capitalization

The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of December 31, 2011, September 30, 2011 and December 31, 2010:

	December 31, 2011		September 30, 2011		December 31, 2010
	(In thousands, except percentages)
Short-term debt	$389,985	8.0%	$206,396	4.4%	$247,993	5.3%
Long-term debt	2,206,324	45.4%	2,208,551	47.3%	2,159,753	46.1%
Shareholders’ equity	2,267,762	46.6%	2,255,421	48.3%	2,274,853	48.6%

Total	$4,864,071	100.0%	$4,670,368	100.0%	$4,682,599	100.0%

Total debt as a percentage of total capitalization, including short-term debt, was 53.4 percent at December 31, 2011, 51.7 percent at September 30, 2011 and 51.4 percent at December 31, 2010. Our ratio of total debt to capitalization is typically greater during the winter heating season as we incur short-term debt to fund natural gas purchases and meet our working capital requirements. We intend to maintain our debt to capitalization ratio in a target range of 50 to 55 percent.

Contractual Obligations and Commercial Commitments

Significant commercial commitments are described in Note 9 to the unaudited condensed consolidated financial statements. There were no significant changes in our contractual obligations and commercial commitments during the three months ended December 31, 2011.

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

The following table shows the components of the change in fair value of our natural gas distribution segment’s financial instruments for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31
	2011	2010
	(In thousands)
Fair value of contracts at beginning of period	$(79,277)	$(49,600)
Contracts realized/settled	(17,729)	(32,981)
Fair value of new contracts	(555)	531
Other changes in value	11,732	108,856

Fair value of contracts at end of period	$(85,829)	$26,806

The fair value of our natural gas distribution segment’s financial instruments at December 31, 2011 is presented below by time period and fair value source:

	Fair Value of Contracts at December 31, 2011
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(15,904)	$(69,925)	$—	$—	$(85,829)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(15,904)	$(69,925)	$—	$—	$(85,829)

The following table shows the components of the change in fair value of our nonregulated segment’s financial instruments for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31
	2011	2010
	(In thousands)
Fair value of contracts at beginning of period	$(25,050)	$(12,374)
Contracts realized/settled	17,449	934
Fair value of new contracts	—	—
Other changes in value	(7,662)	759

Fair value of contracts at end of period	(15,263)	(10,681)
Netting of cash collateral	22,084	25,296

Cash collateral and fair value of contracts at period end	$6,821	$14,615

The fair value of our nonregulated segment’s financial instruments at December 31, 2011 is presented below by time period and fair value source:

	Fair Value of Contracts at December 31, 2011
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(15,975)	$734	$(22)	$—	$(15,263)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(15,975)	$734	$(22)	$—	$(15,263)

Pension and Postretirement Benefits Obligations

For the three months ended December 31, 2011 and 2010, our total net periodic pension and other benefits cost was $17.3 million and $14.9 million. Those costs relating to our natural gas distribution operations are generally recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

Our fiscal 2012 costs were determined using a September 30, 2011 measurement date. As of September 30, 2011, interest and corporate bond rates utilized to determine our discount rates, were lower than the interest and corporate bond rates as of September 30, 2010, the measurement date for our fiscal 2011 net periodic cost. Accordingly, we decreased our discount rate used to determine our fiscal 2012 pension and benefit costs to 5.05 percent. We reduced the expected return on our pension plan assets to 7.75 percent, based on historical experience and the current market projection of the target asset allocation. Accordingly, our fiscal 2012 pension and postretirement medical costs for the quarter ended December 31, 2011 were higher than the prior-year quarter.

The amounts with which we fund our defined benefit plans are determined in accordance with the Pension Protection Act of 2006 (PPA) and are influenced by the funded position of the plans when the funding requirements are determined on January 1 of each year. Based upon the most recent evaluation, we anticipate contributing between $25 million and $30 million to our defined benefit plans in fiscal 2012. The need for this funding reflects the decline in the fair value of the plans’ assets resulting from the unfavorable market conditions experienced during 2008 and 2009. This contribution will increase the level of our plan assets to achieve a desirable PPA funding threshold. With respect to our postretirement medical plans, we anticipate contributing between $20 million and $25 million to these plans during fiscal 2012.

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

OPERATING STATISTICS AND OTHER INFORMATION

The following tables present certain operating statistics for our natural gas distribution, regulated transmission and storage and nonregulated segments for the three-month periods ended December 31, 2011 and 2010.

Natural Gas Distribution Sales and Statistical Data — Continuing Operations

	Three Months Ended December 31
	2011	2010
METERS IN SERVICE, end of period
Residential	2,847,305	2,848,433
Commercial	258,749	261,494
Industrial	2,318	2,328
Public authority and other	10,253	10,158

Total meters	3,118,625	3,122,413

INVENTORY STORAGE BALANCE — Bcf(1)	58.1	55.6
SALES VOLUMES — MMcf (2)
Gas sales volumes
Residential	50,240	50,156
Commercial	26,604	26,029
Industrial	5,412	5,146
Public authority and other	2,634	2,806

Total gas sales volumes	84,890	84,137
Transportation volumes	33,967	33,217

Total throughput	118,857	117,354

OPERATING REVENUES (000’s)(2)
Gas sales revenues
Residential	$437,509	$443,639
Commercial	189,688	189,265
Industrial	26,707	28,689
Public authority and other	17,494	18,537

Total gas sales revenues	671,398	680,130
Transportation revenues	14,862	15,691
Other gas revenues	7,032	7,641

Total operating revenues	$693,292	$703,462

Average transportation revenue per Mcf(1)	$0.44	$0.48
Average cost of gas per Mcf sold(1)	$4.78	$4.92

See footnote following these tables.

Natural Gas Distribution Sales and Statistical Data — Discontinued Operations

	Three Months Ended December 31
	2011	2010
Meters in service, end of period	84,383	83,873
Sales volumes — MMcf
Total gas sales volumes	2,429	2,653
Transportation volumes	1,597	1,536

Total throughput	4,026	4,189

Operating revenues (000’s)	$23,451	$23,733

Regulated Transmission and Storage and Nonregulated Operations Sales and Statistical Data

	Three Months Ended December 31
	2011	2010
CUSTOMERS, end of period
Industrial	771	749
Municipal	69	62
Other	516	512

Total	1,356	1,323

NONREGULATED INVENTORY STORAGE BALANCE — Bcf	27.9	22.1
REGULATED TRANSMISSION AND STORAGE VOLUMES — MMcf(2)	160,829	153,178
NONREGULATED DELIVERED GAS SALES VOLUMES — MMcf(2)	106,462	107,712
OPERATING REVENUES (000’s)(2)
Regulated transmission and storage	$56,759	$49,007
Nonregulated	444,176	475,640

Total operating revenues	$500,935	$524,647

Note to preceding tables:

(1)	Statistics are shown on a consolidated basis.

(2)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

RECENT ACCOUNTING DEVELOPMENTS

Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. During the three months ended December 31, 2011, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of the fiscal year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended December 31, 2011, except as noted in Note 9 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 13 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 28, 2011, the Board of Directors approved a new program authorizing the repurchase of up to five million shares of common stock over a five-year period. Although the program is authorized for a five-year period, it may be terminated or limited at any time. Shares may be repurchased in the open market or in privately negotiated transactions in amounts the company deems appropriate. The program is primarily intended to minimize the dilutive effect of equity grants under various benefit related incentive compensation plans of the company. As of December 31, 2011, 387,991 shares had been repurchased.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	—	$—	—	5,000,000
November 1, 2011 to November 30, 2011	77,818	32.51	77,818	4,922,182
December 1, 2011 to December 31, 2011	310,173	32.26	310,173	4,612,009

Total	387,991	$32.31	387,991	4,612,009

Item 6.	Exhibits

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
Fred E. Meisenheimer Senior Vice President and Chief Financial Officer (Duly authorized signatory)

Date: February 8, 2012

EXHIBITS INDEX

Item 6

Exhibit Number	Description	Page Number or Incorporation by Reference to
10.1	Atmos Energy Corporation Equity Incentive and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of January 1, 2012
12	Computation of ratio of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Labels Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.