Form 10-Q
period 2012-03-31
ATMOS ENERGY CORP
filed 2012-05-03
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☑

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 27, 2012.

Class	Shares Outstanding
No Par Value	90,030,471

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated other comprehensive income
APS	Atmos Pipeline and Storage, LLC
Bcf	Billion cubic feet
CFTC	Commodity Futures Trading Commission
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Ltd.
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
ISRS	Infrastructure System Replacement Surcharge
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	September 30, 2011
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$6,992,899	$6,816,794
Less accumulated depreciation and amortization	1,658,887	1,668,876

Net property, plant and equipment	5,334,012	5,147,918
Current assets
Cash and cash equivalents	47,040	131,419
Accounts receivable, net	350,261	273,303
Gas stored underground	221,112	289,760
Other current assets	275,428	316,471

Total current assets	893,841	1,010,953
Goodwill and intangible assets	740,185	740,207
Deferred charges and other assets	400,689	383,793

	$7,368,727	$7,282,871

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding: March 31, 2012 — 90,029,852 shares;
September 30, 2011 — 90,296,482 shares	$450	$451
Additional paid-in capital	1,728,150	1,732,935
Retained earnings	685,206	570,495
Accumulated other comprehensive loss	(53,094)	(48,460)

Shareholders’ equity	2,360,712	2,255,421
Long-term debt	1,956,213	2,206,117

Total capitalization	4,316,925	4,461,538
Current liabilities
Accounts payable and accrued liabilities	309,864	291,205
Other current liabilities	374,123	367,563
Short-term debt	173,996	206,396
Current maturities of long-term debt	250,131	2,434

Total current liabilities	1,108,114	867,598
Deferred income taxes	1,062,488	960,093
Regulatory cost of removal obligation	414,001	428,947
Deferred credits and other liabilities	467,199	564,695

	$7,368,727	$7,282,871

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2012	2011
	(Unaudited)
	(In thousands, except per share data)
Operating revenues
Natural gas distribution segment	$889,008	$1,077,414
Regulated transmission and storage segment	58,037	54,976
Nonregulated segment	370,763	583,531
Intersegment eliminations	(74,358)	(134,424)

	1,243,450	1,581,497
Purchased gas cost
Natural gas distribution segment	508,206	698,410
Regulated transmission and storage segment	—	—
Nonregulated segment	374,992	563,473
Intersegment eliminations	(74,009)	(134,054)

	809,189	1,127,829

Gross profit	434,261	453,668
Operating expenses
Operation and maintenance	110,708	114,162
Depreciation and amortization	60,272	55,467
Taxes, other than income	54,919	53,558
Asset impairment	—	19,282

Total operating expenses	225,899	242,469

Operating income	208,362	211,199
Miscellaneous income	616	26,202
Interest charges	36,660	37,875

Income from continuing operations before income taxes	172,318	199,526
Income tax expense	66,408	71,366

Income from continuing operations	105,910	128,160
Income from discontinued operations, net of tax ($1,834 and $2,642)	3,201	4,049

Net income	$109,111	$132,209

Basic earnings per share
Income per share from continuing operations	$1.16	$1.41
Income per share from discontinued operations	0.04	0.04

Net income per share — basic	$1.20	$1.45

Diluted earnings per share
Income per share from continuing operations	$1.16	$1.41
Income per share from discontinued operations	0.04	0.04

Net income per share — diluted	$1.20	$1.45

Cash dividends per share	$0.345	$0.340

Weighted average shares outstanding:
Basic	90,020	90,246

Diluted	90,322	90,533

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended March 31
	2012	2011
	(Unaudited)
	(In thousands, except per share data)
Operating revenues
Natural gas distribution segment	$1,582,300	$1,780,876
Regulated transmission and storage segment	114,796	103,983
Nonregulated segment	814,939	1,059,171
Intersegment eliminations	(167,412)	(229,271)

	2,344,623	2,714,759
Purchased gas cost
Natural gas distribution segment	910,413	1,110,936
Regulated transmission and storage segment	—	—
Nonregulated segment	803,763	1,013,935
Intersegment eliminations	(166,696)	(228,504)

	1,547,480	1,896,367

Gross profit	797,143	818,392
Operating expenses
Operation and maintenance	226,770	228,652
Depreciation and amortization	119,487	110,244
Taxes, other than income	98,117	93,726
Asset impairment	—	19,282

Total operating expenses	444,374	451,904

Operating income	352,769	366,488
Miscellaneous income (expense)	(1,259)	25,476
Interest charges	72,102	76,770

Income from continuing operations before income taxes	279,408	315,194
Income tax expense	107,710	115,934

Income from continuing operations	171,698	199,260
Income from discontinued operations, net of tax ($3,393 and $4,532)	5,920	6,946

Net income	$177,618	$206,206

Basic earnings per share
Income per share from continuing operations	$1.89	$2.18
Income per share from discontinued operations	0.06	0.08

Net income per share — basic	$1.95	$2.26

Diluted earnings per share
Income per share from continuing operations	$1.88	$2.18
Income per share from discontinued operations	0.06	0.08

Net income per share — diluted	$1.94	$2.26

Cash dividends per share	$0.690	$0.680

Weighted average shares outstanding:
Basic	90,137	90,157

Diluted	90,440	90,455

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31
	2012	2011
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$177,618	$206,206
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	—	19,282
Depreciation and amortization:
Charged to depreciation and amortization	122,532	113,297
Charged to other accounts	203	98
Deferred income taxes	102,052	115,302
Other	9,874	10,255
Net assets / liabilities from risk management activities	15,690	(17,478)
Net change in operating assets and liabilities	(67,246)	(8,491)

Net cash provided by operating activities	360,723	438,471
Cash Flows From Investing Activities
Capital expenditures	(311,123)	(246,663)
Other, net	(3,878)	(1,535)

Net cash used in investing activities	(315,001)	(248,198)
Cash Flows From Financing Activities
Net decrease in short-term debt	(48,945)	(128,884)
Unwinding of Treasury lock agreements	—	27,803
Repayment of long-term debt	(2,369)	(10,066)
Cash dividends paid	(62,907)	(62,067)
Repurchase of common stock	(12,535)	—
Repurchase of equity awards	(3,509)	(3,333)
Issuance of common stock	164	7,568

Net cash used in financing activities	(130,101)	(168,979)

Net increase (decrease) in cash and cash equivalents	(84,379)	21,294
Cash and cash equivalents at beginning of period	131,419	131,952

Cash and cash equivalents at end of period	$47,040	$153,246

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

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

Through our natural gas distribution business, we deliver natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers through our six regulated natural gas distribution divisions which currently cover service areas located in 12 states. In addition, we transport natural gas for others through our distribution system. In May 2011, we entered into a definitive agreement to sell our natural gas distribution operations in Missouri, Illinois and Iowa, representing approximately 84,000 customers. After the closing of this transaction, which we currently anticipate will occur during fiscal 2012, we will operate in nine states. Our regulated activities also include our regulated pipeline and storage operations, which include the transportation of natural gas to our distribution system and the management of our underground storage facilities. Our regulated businesses are subject to federal and state regulation and/or regulation by local authorities in each of the states in which our natural gas distribution divisions operate.

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

2.    Unaudited Financial Information

These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. Because of seasonal and other factors, the results of operations for the six-month period ended March 31, 2012 are not indicative of our results of operations for the full 2012 fiscal year, which ends September 30, 2012.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have evaluated subsequent events from the March 31, 2012 balance sheet date through the date these financial statements were filed with the Securities and Exchange Commission (SEC). Except as discussed in Note 6, no events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the condensed consolidated financial statements.

Significant accounting policies

Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Due to the pending sale of our distribution operations in our Missouri, Illinois and Iowa service areas, the financial results for these service areas are shown in discontinued operations. Accordingly, certain prior-year amounts have been reclassified to conform with the current year presentation.

During the second quarter of fiscal 2012, we completed our annual goodwill impairment assessment. Based on the assessment performed, we determined that our goodwill was not impaired.

During the six months ended March 31, 2012, two new accounting standards were announced that will become applicable to the Company in future periods. The first standard requires enhanced disclosure of offsetting arrangements for financial instruments and will become effective for annual periods beginning after January 1, 2013 and for interim periods within those annual periods. The second standard indefinitely defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income as prescribed by a previously issued standard, which were initially to be effective for interim and annual periods beginning after December 15, 2011. The adoption of these standards should not have an impact on our financial position, results of operations or cash flows. There were no other significant changes to our accounting policies during the six months ended March 31, 2012.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant regulatory assets and liabilities as of March 31, 2012 and September 30, 2011 included the following:

	March 31, 2012	September 30, 2011
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$245,096	$254,666
Merger and integration costs, net	5,998	6,242
Deferred gas costs	19,547	33,976
Regulatory cost of removal asset	10,233	8,852
Environmental costs	117	385
Rate case costs	4,503	4,862
Deferred franchise fees	333	379
Other	8,861	3,534

	$294,688	$312,896

Regulatory liabilities:
Deferred gas costs	$15,232	$8,130
Regulatory cost of removal obligation	463,740	464,025
Other	13,090	14,025

	$492,062	$486,180

The amounts above do not include regulatory assets and liabilities related to our Missouri, Illinois and Iowa service areas, which are classified as assets held for sale as discussed in Note 5.

During the prior fiscal year, the Railroad Commission of Texas’ Division of Public Safety issued a new rule requiring natural gas distribution companies to develop and implement a risk-based program for the renewal or replacement of distribution facilities, including steel service lines. The rule allows for the deferral of all expenses associated with capital expenditures incurred pursuant to this rule, including the recording of interest on the deferred expenses until the next rate proceeding (rate case or annual rate filing) at which time investment and costs would be recovered through base rates. As of March 31, 2012, we had deferred $0.7 million associated with the requirements of this rule which are recorded in “Other” in the regulatory assets table above.

Effective January 1, 2012, the Texas Legislature amended its Gas Utility Regulatory Act (GURA) to permit natural gas utilities to defer into a regulatory asset or liability the difference between a gas utility’s actual pension and postretirement expense and the level of such expense recoverable in its existing rates. The deferred amount will become eligible for inclusion in the utility’s rates in its next rate proceeding. During the quarter, we elected to utilize this provision of GURA, effective January 1, 2012, and established a regulatory asset totaling $2.5 million, which is recorded in “Other” in the regulatory assets table above. Of this amount, $1.4 million represented a reduction to operation and maintenance expense during the second quarter of fiscal 2012.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income

The following table presents the components of comprehensive income (loss), net of related tax, for the three-month and six-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
	(In thousands)
Net income	$109,111	$132,209	$177,618	$206,206
Unrealized holding gains on investments, net of tax expense of $1,203 and $477 for the three months ended March 31, 2012 and 2011 and of $1,717 and $932 for the six months ended March 31, 2012 and 2011	2,046	810	2,947	1,586
Amortization, unrealized gain and unwinding of treasury lock agreements, net of tax expense (benefit) of $9,042 and $(6,125) for the three months ended March 31, 2012 and 2011 and $8,404 and $12,579 for the six month ended March 31, 2012 and 2011	15,396	(10,427)	14,309	21,420
Net unrealized gains (losses) on cash flow hedging transactions, net of tax expense (benefit) of $(3,399) and $2,573 for the three months ended March 31, 2012 and 2011 and $(13,996) and $9,190 for the six months ended March 31, 2012 and 2011	(5,315)	4,025	(21,890)	14,375

Comprehensive income	$121,238	$126,617	$172,984	$243,587

Accumulated other comprehensive income (loss), net of tax, as of March 31, 2012 and September 30, 2011 consisted of the following unrealized gains (losses):

	March 31, 2012	September 30, 2011
	(In thousands)
Accumulated other comprehensive income (loss):
Unrealized holding gains on investments	$5,505	$2,558
Treasury lock agreements	(19,848)	(34,157)
Cash flow hedges	(38,751)	(16,861)

	$(53,094)	$(48,460)

3.    Financial Instruments

We currently use financial instruments to mitigate commodity price risk. Additionally, we periodically utilize financial instruments to manage interest rate risk. The objectives and strategies for using financial instruments have been tailored to our regulated and nonregulated businesses. The accounting for these financial instruments is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. During the six months ended March 31, 2012 there were no changes in our objectives, strategies and accounting for these financial instruments. Currently, we utilize finan-

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cial instruments in our natural gas distribution and nonregulated segments. We currently do not manage commodity price risk with financial instruments in our regulated transmission and storage segment.

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

Our natural gas distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. Historically, if the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2011-2012 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 25 percent, or 25.7 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of March 31, 2012, we had three Treasury lock agreements outstanding to fix the Treasury yield component of 30-year unsecured notes, which we plan to issue to refinance our $250 million unsecured 5.125% Senior Notes that mature in January 2013.

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

As of March 31, 2012, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of March 31, 2012, we had net long/(short) commodity contracts outstanding in the following quantities:

Contract Type	Hedge Designation	Natural Gas Distribution	Nonregulated
		Quantity (MMcf)
Commodity contracts	Fair Value	—	(38,340)
	Cash Flow	—	49,098
	Not designated	6,033	28,190

		6,033	38,948

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments on the Balance Sheet

The following tables present the fair value and balance sheet classification of our financial instruments by operating segment as of March 31, 2012 and September 30, 2011. As required by authoritative accounting literature, the fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts below do not include $5.7 million and $28.8 million of cash held on deposit in margin accounts as of March 31, 2012 and September 30, 2011 to collateralize certain financial instruments. Therefore, these gross balances are not indicative of either our actual credit exposure or net economic exposure. Additionally, the amounts below will not be equal to the amounts presented on our condensed consolidated balance sheet, nor will they be equal to the fair value information presented for our financial instruments in Note 4.

	Balance Sheet Location	Natural Gas Distribution	Nonregulated	Total
			(In thousands)
March 31, 2012
Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	$—	$77,441	$77,441
Noncurrent commodity contracts	Deferred charges and other assets	—	—	—
Liability Financial Instruments
Current commodity contracts	Other current liabilities	(45,818)	(59,301)	(105,119)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	(10,914)	(10,914)

Total		(45,818)	7,226	(38,592)
Not Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	502	137,934	138,436
Noncurrent commodity contracts	Deferred charges and other assets	—	85,951	85,951

Liability Financial Instruments
Current commodity contracts	Other current liabilities(1)	(2,215)	(164,189)	(166,404)
Noncurrent commodity contracts	Deferred credits and other liabilities	(1)	(69,496)	(69,497)

Total		(1,714)	(9,800)	(11,514)

Total Financial Instruments		$(47,532)	$(2,574)	$(50,106)

(1)

Other current liabilities not designated as hedges in our natural gas distribution segment include $0.8 million related to risk management liabilities that were classified as assets held for sale at March 31, 2012.

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

Impact of Financial Instruments on the Income Statement

Hedge ineffectiveness for our nonregulated segment is recorded as a component of unrealized gross profit and primarily results from differences in the location and timing of the derivative instrument and the hedged item. Hedge ineffectiveness could materially affect our results of operations for the reported period. For the three months ended March 31, 2012 and 2011 we recognized a gain (loss) arising from fair value and cash flow hedge ineffectiveness of $(6.2) million and $4.1 million. For the six months ended March 31, 2012 and 2011 we recognized gains arising from fair value and cash flow hedge ineffectiveness of $2.2 million and $17.5 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hedges

The impact of our nonregulated commodity contracts designated as fair value hedges and the related hedged item on our condensed consolidated income statement for the three and six months ended March 31, 2012 and 2011 is presented below.

	Three Months Ended March 31
	2012	2011
	(In thousands)
Commodity contracts	$29,090	$(1,279)
Fair value adjustment for natural gas inventory designated as the hedged item	(35,087)	5,586

Total impact on revenue	$(5,997)	$4,307

The impact on revenue is comprised of the following:
Basis ineffectiveness	$(739)	$(509)
Timing ineffectiveness	(5,258)	4,816

	$(5,997)	$4,307

	Six Months Ended March 31
	2012	2011
	(In thousands)
Commodity contracts	$53,153	$(3,003)
Fair value adjustment for natural gas inventory designated as the hedged item	(50,335)	21,211

Total impact on revenue	$2,818	$18,208

The impact on revenue is comprised of the following:
Basis ineffectiveness	$102	$412
Timing ineffectiveness	2,716	17,796

	$2,818	$18,208

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

To the extent that the Company’s natural gas inventory does not qualify as a hedged item in a fair-value hedge, or has not been designated as such, the natural gas inventory is valued at the lower of cost or market. During the six months ended March 31, 2012, we recorded a $1.7 million charge to write down nonqualifying natural gas inventory to market. We did not record a writedown for nonqualifying natural gas inventory for the six months ended March 31, 2011.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

The impact of cash flow hedges on our condensed consolidated income statements for the three and six months ended March 31, 2012 and 2011 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transaction. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

	Three Months Ended March 31, 2012
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$—	$(21,181)	$(21,181)
Loss arising from ineffective portion of commodity contracts	—	—	(238)	(238)

Total impact on revenue	—	—	(21,419)	(21,419)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(502)	—	—	(502)

Total Impact from Cash Flow Hedges	$(502)	$—	$(21,419)	$(21,921)

	Three Months Ended March 31, 2011
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$—	$(7,328)	$(7,328)
Loss arising from ineffective portion of commodity contracts	—	—	(233)	(233)

Total impact on revenue	—	—	(7,561)	(7,561)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(669)	—	—	(669)
Gain on unwinding of Treasury lock reclassified from AOCI into miscellaneous income	21,803	6,000	—	27,803

Total Impact from Cash Flow Hedges	$21,134	$6,000	$(7,561)	$19,573

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2012
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$—	$(32,823)	$(32,823)
Loss arising from ineffective portion of commodity contracts	—	—	(668)	(668)

Total impact on revenue	—	—	(33,491)	(33,491)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(1,004)	—	—	(1,004)

Total Impact from Cash Flow Hedges	$(1,004)	$—	$(33,491)	$(34,495)

	Six Months Ended March 31, 2011
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI into revenue for effective portion of commodity contracts	$—	$—	$(21,581)	$(21,581)
Loss arising from ineffective portion of commodity contracts	—	—	(677)	(677)

Total impact on revenue	—	—	(22,258)	(22,258)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(1,339)	—	—	(1,339)
Gain on unwinding of Treasury lock reclassified from AOCI into miscellaneous income	21,803	6,000	—	27,803

Total Impact from Cash Flow Hedges	$20,464	$6,000	$(22,258)	$4,206

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and six months ended March 31, 2012 and 2011. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the income statement as incurred.

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
	(In thousands)
Increase (decrease) in fair value:
Treasury lock agreements	$15,079	$6,667	$13,676	$38,092
Forward commodity contracts	(18,234)	(446)	(41,912)	1,211
Recognition of (gains) losses in earnings due to settlements:
Treasury lock agreements	317	(17,094)	633	(16,672)
Forward commodity contracts	12,919	4,471	20,022	13,164

Total other comprehensive income (loss) from hedging, net of tax(1)	$10,081	$(6,402)	$(7,581)	$35,795

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.

Deferred gains (losses) recorded in accumulated other comprehensive income (AOCI) associated with our treasury lock agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments, while deferred losses associated with commodity contracts are recognized in earnings upon settlement. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred gains (losses) recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of March 31, 2012. However, the table below does not include the expected recognition in earnings of our outstanding Treasury lock agreements as these instruments have not yet settled.

	Treasury Lock Agreements	Commodity Contracts	Total
	(In thousands)
Next twelve months	$(1,266)	$(32,130)	$(33,396)
Thereafter	10,284	(6,621)	3,663

Total(1)	$9,018	$(38,751)	$(29,733)

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.

Financial Instruments Not Designated as Hedges

The impact of financial instruments that have not been designated as hedges on our condensed consolidated income statements for the three months ended March 31, 2012 and 2011 was an increase (decrease) in revenue of $(12.8) million and $4.0 million. For the six months ended March 31, 2012 and 2011 revenue increased (decreased) $(15.0) million and $8.2 million. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

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

4.    Fair Value Measurements

We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. During the three and six months ended March 31, 2012, there were no changes in these methods.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quantitative Disclosures

Financial Instruments

The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and September 30, 2011. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(2)	March 31, 2012
	(In thousands)
Assets:
Financial instruments
Natural gas distribution segment	$—	$502	$—	$—	$502
Nonregulated segment	52,013	249,313	—	(287,608)	13,718

Total financial instruments	52,013	249,815	—	(287,608)	14,220

Hedged portion of gas stored underground	73,043	—	—	—	73,043
Available-for-sale securities Money market funds	—	3,358	—	—	3,358
Registered investment companies	38,424	—	—	—	38,424
Bonds	—	23,637	—	—	23,637

Total available-for-sale securities	38,424	26,995	—	—	65,419

Total assets	$163,480	$276,810	$—	$(287,608)	$152,682

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$48,034	$—	$—	$48,034
Nonregulated segment	76,476	227,424	—	(293,304)	10,596

Total liabilities	$76,476	$275,458	$—	$(293,304)	$58,630

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(3)	September 30, 2011
	(In thousands)
Assets:
Financial instruments
Natural gas distribution segment	$—	$1,841	$—	$—	$1,841
Nonregulated segment	15,262	97,396	—	(95,156)	17,502

Total financial instruments	15,262	99,237	—	(95,156)	19,343

Hedged portion of gas stored underground	47,940	—	—	—	47,940
Available-for-sale securities
Money market funds	—	1,823	—	—	1,823
Registered investment companies	36,444	—	—	—	36,444
Bonds	—	14,366	—	—	14,366

Total available-for-sale securities	36,444	16,189	—	—	52,633

Total assets	$99,646	$115,426	$—	$(95,156)	$119,916

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$81,118	$—	$—	$81,118
Nonregulated segment	22,091	115,617	—	(123,943)	13,765

Total liabilities	$22,091	$196,735	$—	$(123,943)	$94,883

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

(2)

This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. In addition, as of March 31, 2012, we had $5.7 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $2.8 million was used to offset current risk management liabilities under master netting arrangements and the remaining $2.9 million is classified as current risk management assets.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale securities are comprised of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
As of March 31, 2012:
Domestic equity mutual funds	$24,471	$7,821	$—	$32,292
Foreign equity mutual funds	5,327	805	—	6,132
Bonds	23,525	127	(15)	23,637
Money market funds	3,358	—	—	3,358

	$56,681	$8,753	$(15)	$65,419

As of September 30, 2011:
Domestic equity mutual funds	$27,748	$4,074	$—	$31,822
Foreign equity mutual funds	4,597	267	(242)	4,622
Bonds	14,390	10	(34)	14,366
Money market funds	1,823	—	—	1,823

	$48,558	$4,351	$(276)	$52,633

At March 31, 2012 and September 30, 2011, our available-for-sale securities included $41.8 million and $38.3 million related to assets held in separate rabbi trusts for our supplemental executive benefit plans. At March 31, 2012 we maintained investments in bonds that have contractual maturity dates ranging from April 2012 through July 2016.

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

We maintained several bonds with a cumulative fair value of $4.4 million in an unrealized loss position of less than $0.1 million as of March 31, 2012. These bonds have been in an unrealized loss position for less than twelve months. Based upon our intent and ability to hold these investments, our ability to direct the source of payments in order to maximize the life of the portfolio, the short-term nature of the decline in fair value and the fact that these bonds are investment grade, we do not consider this impairment to be other than temporary as of March 31, 2012.

Other Fair Value Measures

Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations. The following table presents the carrying value and fair value of our debt as of March 31, 2012:

March 31, 2012
(In thousands)
Carrying Amount	$2,210,196
Fair Value	$2,583,071

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The tables below set forth selected financial and operational information related to net assets and operating results related to discontinued operations. Additionally, assets and liabilities related to our Missouri, Illinois and Iowa operations are classified as “held for sale” in other current assets and liabilities in our condensed consolidated balance sheets at March 31, 2012 and September 30, 2011. Prior period revenues and expenses associated with these assets have been reclassified into discontinued operations. This reclassification had no impact on previously reported net income.

The following table presents statement of income data related to discontinued operations.

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
	(In thousands)
Operating revenues	$26,374	$35,790	$49,825	$59,523
Purchased gas cost	17,026	24,636	31,977	39,533

Gross profit	9,348	11,154	17,848	19,990
Operating expenses	4,275	4,431	8,449	8,447

Operating income	5,073	6,723	9,399	11,543
Other nonoperating expense	(38)	(32)	(86)	(65)

Income from discontinued operations before income taxes	5,035	6,691	9,313	11,478
Income tax expense	1,834	2,642	3,393	4,532

Net income	$3,201	$4,049	$5,920	$6,946

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents balance sheet data related to assets held for sale.

	March 31, 2012	September 30, 2011
	(In thousands)
Net plant, property & equipment	$126,587	$127,577
Gas stored underground	6,517	11,931
Other current assets	515	786
Deferred charges and other assets	49	277

Assets held for sale	$133,668	$140,571

Accounts payable and accrued liabilities	$5,404	$1,917
Other current liabilities	6,857	4,877
Regulatory cost of removal	7,687	10,498
Deferred credits and other liabilities	872	1,153

Liabilities held for sale	$20,820	$18,445

6.    Debt

The nature and terms of our debt instruments are described in detail in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. There were no material changes in the terms of our debt instruments during the six months ended March 31, 2012.

Long-term debt

Long-term debt at March 31, 2012 and September 30, 2011 consisted of the following:

	March 31, 2012	September 30, 2011
	(In thousands)
Unsecured 10% Notes, redeemed December 2011	$—	$2,303
Unsecured 5.125% Senior Notes, due January 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	500,000
Unsecured 6.35% Senior Notes, due 2017	250,000	250,000
Unsecured 8.50% Senior Notes, due 2019	450,000	450,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Medium term notes
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Rental property term note due in installments through 2013	196	262

Total long-term debt	2,210,196	2,212,565
Less:
Original issue discount on unsecured senior notes and debentures	(3,852)	(4,014)
Current maturities	(250,131)	(2,434)

	$1,956,213	$2,206,117

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our unsecured 10% notes were paid on their maturity date on December 31, 2011 and were not replaced. As noted above, our Unsecured 5.125% Senior Notes will mature in January 2013; accordingly, these have been classified within the current maturities of long-term debt.

Short-term debt

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply our customers’ needs could significantly affect our borrowing requirements. Our short-term borrowings typically reach their highest levels in the winter months.

We finance our short-term borrowing requirements through a combination of a $750 million commercial paper program and four committed revolving credit facilities with third-party lenders. As a result, we have approximately $985 million of working capital funding. Additionally, our $750 million unsecured credit facility has an accordion feature which, if utilized, would increase borrowing capacity to $1.0 billion. At March 31, 2012 and September 30, 2011, there was $174.0 million and $206.4 million outstanding under our commercial paper program. We also use intercompany credit facilities to supplement the funding provided by these third-party committed credit facilities.

Regulated Operations

We fund our regulated operations as needed, primarily through our commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $785 million of working capital funding, including a five-year $750 million unsecured facility, a $25 million unsecured facility and a $10 million revolving credit facility, which is used primarily to issue letters of credit. Due to outstanding letters of credit, the total amount available to us under our $10 million revolving credit facility was $4.2 million at March 31, 2012. Our $25 million unsecured facility was renewed effective April 1, 2012. This facility bears interest at a daily negotiated rate, generally based on the Federal Funds rate plus a variable margin.

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

Nonregulated Operations

Atmos Energy Marketing, LLC (AEM), which is wholly-owned by AEH, has a three-year $200 million committed revolving credit facility, expiring in December 2013, with a syndicate of third-party lenders with an accordion feature that could increase AEM’s borrowing capacity to $500 million. The credit facility is primarily used to issue letters of credit and, on a less frequent basis, to borrow funds for gas purchases and other working capital needs. This facility is collateralized by substantially all of the assets of AEM and is guaranteed by AEH. Due to outstanding letters of credit and various covenants, including covenants based on working capital, the amount available to AEM under this credit facility was $82.0 million at March 31, 2012.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shelf Registration

We have an effective shelf registration statement with the Securities and Exchange Commission (SEC) that permits us to issue a total of $1.3 billion in common stock and/or debt securities. The shelf registration statement has been approved by all requisite state regulatory commissions. At March 31, 2012, $900 million remains available for issuance. Of this amount, $550 million is available for the issuance of debt securities and $350 million remains available for the issuance of equity securities under the shelf until March 2013.

Debt Covenants

The availability of funds under our regulated credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At March 31, 2012, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 52 percent. In addition, both the interest margin and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.

AEM is required by the financial covenants in its facility to maintain a ratio of total liabilities to tangible net worth that does not exceed a maximum of 5 to 1. At March 31, 2012, AEM’s ratio of total liabilities to tangible net worth, as defined, was 0.97 to 1. Additionally, AEM must maintain minimum levels of net working capital and net worth ranging from $20 million to $40 million. As defined in the financial covenants, at March 31, 2012, AEM’s net working capital was $105.9 million and its tangible net worth was $142.5 million.

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

We were in compliance with all of our debt covenants as of March 31, 2012. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

7.    Earnings Per Share

Since we have non-vested share-based payments with a nonforfeitable right to dividends or dividend equivalents (referred to as participating securities) we are required to use the two-class method of computing earnings per share. The Company’s non-vested restricted stock and restricted stock units, for which vesting is predicated solely on the passage of time granted under our 1998 Long-Term Incentive Plan, are considered to be participat-

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ing securities. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic and diluted earnings per share for the three and six months ended March 31, 2012 and 2011 are calculated as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Basic Earnings Per Share from continuing operations
Income from continuing operations	$105,910	$128,160	$171,698	$199,260
Less: Income from continuing operations allocated to participating securities	1,109	1,342	1,794	2,089

Income from continuing operations available to common shareholders	$104,801	$126,818	$169,904	$197,171

Basic weighted average shares outstanding	90,020	90,246	90,137	90,157

Income from continuing operations per share — Basic	$1.16	$1.41	$1.89	$2.18

Basic Earnings Per Share from discontinued operations
Income from discontinued operations	$3,201	$4,049	$5,920	$6,946
Less: Income from discontinued operations allocated to participating securities	34	42	62	73

Income from discontinued operations available to common shareholders	$3,167	$4,007	$5,858	$6,873

Basic weighted average shares outstanding	90,020	90,246	90,137	90,157

Income from discontinued operations per share — Basic	$0.04	$0.04	$0.06	$0.08

Net income per share — Basic	$1.20	$1.45	$1.95	$2.26

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Diluted Earnings Per Share from continuing operations
Income from continuing operations available to common shareholders	$104,801	$126,818	$169,904	$197,171
Effect of dilutive stock options and other shares	3	3	4	5

Income from continuing operations available to common shareholders	$104,804	$126,821	$169,908	$197,176

Basic weighted average shares outstanding	90,020	90,246	90,137	90,157
Additional dilutive stock options and other shares	302	287	303	298

Diluted weighted average shares outstanding	90,322	90,533	90,440	90,455

Income from continuing operations per share — Diluted	$1.16	$1.41	$1.88	$2.18

Diluted Earnings Per Share from discontinued operations
Income from discontinued operations available to common shareholders	$3,167	$4,007	$5,858	$6,873
Effect of dilutive stock options and other shares	—	—	—	—

Income from discontinued operations available to common shareholders	$3,167	$4,007	$5,858	$6,873

Basic weighted average shares outstanding	90,020	90,246	90,137	90,157
Additional dilutive stock options and other shares	302	287	303	298

Diluted weighted average shares outstanding	90,322	90,533	90,440	90,455

Income from discontinued operations per share — Diluted	$0.04	$0.04	$0.06	$0.08

Net income per share — Diluted	$1.20	$1.45	$1.94	$2.26

There were no out-of-the-money stock options excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2012 and 2011 as their exercise price was less than the average market price of the common stock during that period.

Share Repurchase Program

On September 28, 2011, the Board of Directors approved a new program authorizing the repurchase of up to five million shares of common stock over a five-year period. However, it may be terminated or limited at any time. Shares may be repurchased in the open market or in privately negotiated transactions in amounts the company deems appropriate. The program is primarily intended to minimize the dilutive effect of equity grants under various benefit related incentive compensation plans of the company. As of March 31, 2012, 387,991 shares had been repurchased for an aggregate value of $12.5 million.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Interim Pension and Other Postretirement Benefit Plan Information

The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and six months ended March 31, 2012 and 2011 are presented in the following table. Most of these costs are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our gas distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(In thousands)
Components of net periodic pension cost:
Service cost	$4,298	$4,257	$4,088	$3,601
Interest cost	6,678	7,055	3,466	3,203
Expected return on assets	(5,369)	(6,285)	(652)	(682)
Amortization of transition asset	—	—	378	378
Amortization of prior service cost	(36)	(105)	(363)	(363)
Amortization of actuarial loss	4,143	2,748	662	86
Curtailment gain	—	(40)	—	—

Net periodic pension cost	$9,714	$7,630	$7,579	$6,223

	Six Months Ended March 31
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(In thousands)
Components of net periodic pension cost:
Service cost	$8,596	$8,637	$8,176	$7,202
Interest cost	13,355	13,979	6,931	6,406
Expected return on assets	(10,737)	(12,248)	(1,304)	(1,364)
Amortization of transition asset	—	—	756	756
Amortization of prior service cost	(71)	(217)	(725)	(725)
Amortization of actuarial loss	8,285	6,242	1,324	173
Curtailment gain	—	(40)	—	—

Net periodic pension cost	$19,428	$16,353	$15,158	$12,448

The assumptions used to develop our net periodic pension cost for the three and six months ended March 31, 2012 and 2011 are as follows:

	Pension Account Plan		Other Pension Benefits		Other Benefits
	2012	2011	2012	2011	2012	2011
Discount rate	5.05%	5.68%	5.05%	5.39%	5.05%	5.39%
Rate of compensation increase	3.50%	4.00%	3.50%	4.00%	N/A	N/A
Expected return on plan assets	7.75%	8.25%	7.75%	8.25%	4.70%	5.00%

The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2012. Based upon this valuation, we contributed $23.0 million to our defined benefit pension plans during the second fiscal quarter to achieve a desirable PPA funding threshold. The need for this funding reflects the increased pension benefit obligation due to a decrease in the discount rate compared to the prior year as well as a decline in the fair value of plan assets. During the first six months of fiscal 2012, we contributed $34.2 million to our defined benefit plans and we anticipate contributing an additional $12.4 million during the remainder of the fiscal year.

We contributed $9.1 million to our other post-retirement benefit plans during the six months ended March 31, 2012. We expect to contribute a total of approximately $10 million to $15 million to these plans during the remainder of the fiscal year.

9.    Commitments and Contingencies

Litigation and Environmental Matters

With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 13 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, except as noted below, there were no material changes in the status of such litigation and environmental-related matters or claims during the six months ended March 31, 2012.

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

A hearing was held on February 28, 2011 to hear a number of motions, including a motion to dismiss the jury verdict and a motion for a new trial. The motions to dismiss the jury verdict and for a new trial were denied. However, the total punitive damages award was reduced from $27.5 million to $24.7 million. On October 17, 2011, we filed our brief of appellants with the Kentucky Court of Appeals, appealing the verdict of the trial court. The appellees in this case subsequently filed their appellees’ brief with the Court of Appeals on January 16, 2012, with our reply brief being filed with the Court on March 19, 2012.

In addition, in a related development, on July 12, 2011, the Atmos Entities filed a lawsuit in the United States District Court, Western District of Kentucky, Atmos Energy Corporation et al.vs. Resource Energy Technologies, LLC and Robert Thorpe and John F. Charles, against the third party producer and its affiliates to

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recover all costs, including attorneys’ fees, incurred by the Atmos Entities, which are associated with the defense and appeal of the case discussed above as well as for all damages awarded to the plaintiffs in such case against the Atmos Entities. The total amount of damages being claimed in the lawsuit is “open-ended” since the appellate process and related costs are ongoing. This lawsuit is based upon the indemnification provisions agreed to by the third party producer in favor of Atmos Gathering that are contained in an agreement entered into between Atmos Gathering and the third party producer in May 2009. The defendants filed a motion to dismiss the case on August 25, 2011, with Atmos Energy filing a brief in response to such motion on September 19, 2011. On March 27, 2012 the court denied the motion to dismiss.

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

Purchase Commitments

AEH has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At March 31, 2012, AEH was committed to purchase 96.2 Bcf within one year, 23.5 Bcf within one to three years and 0.6 Bcf after three years under indexed contracts. AEH is committed to purchase 3.5 Bcf within one year and 0.6 Bcf within one to three years under fixed price contracts with prices ranging from $1.75 to $6.36 per Mcf. Purchases under these contracts totaled $264.3 million and $438.9 million for the three months ended March 31, 2012 and 2011 and $576.4 million and $773.1 million for the six months ended March 31, 2012 and 2011.

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

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. The estimated commitments under these contracts as of March 31, 2012 are as follows (in thousands):

2012	$33,347
2013	71,496
2014	61,594
2015	—
2016	—
Thereafter	—

$166,437

Our nonregulated segment maintains long-term contracts related to storage and transportation. The estimated contractual demand fees for contracted storage and transportation under these contracts are detailed in our

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual Report on Form 10-K for the fiscal year ended September 30, 2011. There were no material changes to the estimated storage and transportation fees for the six months ended March 31, 2012.

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

The Company and the Commission entered into a stipulation and consent agreement, which was approved by the Commission on December 9, 2011, thereby resolving this investigation. The Commission’s findings of violations were limited to the nonregulated operations of the Company. Under the terms of the agreement, the Company paid to the United States Treasury a total civil penalty of approximately $6.4 million and to energy assistance programs approximately $5.6 million in disgorgement of unjust profits plus interest for violations identified during the investigation. The resolution of this matter did not have a material adverse impact on the Company’s financial position, results of operations or cash flows and none of the payments were charged to any of the Company’s customers. In addition, none of the services the Company provides to any of its regulated or nonregulated customers were affected by the agreement.

As discussed in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, in 2010, our Mid-Tex Division agreed to install 100,000 steel service line replacements by September 30, 2012. As of March 31, 2012, we had replaced 73,822 lines and are on schedule for completion in September 2012. Under the terms of the agreement, special rate recovery of the associated return, depreciation and taxes is approved for lines replaced between October 1, 2010 and September 30, 2012. Since October 1, 2010, we have spent $81.4 million on steel service line replacements.

In July 2010, the Dodd-Frank Act was enacted, representing an extensive overhaul of the framework for regulation of U.S. financial markets. The Dodd-Frank Act calls for various regulatory agencies, including the SEC and the Commodity Futures Trading Commission (CFTC) to establish rules and regulations for implementation of many of the provisions of the Dodd-Frank Act. Although the SEC and CFTC have issued a number of rules and regulations, we expect additional rules and regulations to be issued, which should provide additional clarity regarding the extent of the impact of this legislation on the Company. The costs of participating in financial markets for hedging certain risks inherent in our business may be increased as a result of the new legislation and related rules and regulations. Additional reporting and disclosure obligations have been imposed upon the Company, the full extent of which will not be known until the SEC and the CFTC have completed their ongoing rulemaking process.

As of March 31, 2012, rate cases were in progress in our Mid-Tex, West Texas and Kansas service areas and annual rate filing mechanisms were in progress in our Mid-Tex and Louisiana service areas along with one infrastructure program filing in progress in our Atmos Pipeline — Texas service area. These regulatory proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments.

10.    Concentration of Credit Risk

Information regarding our concentration of credit risk is disclosed in Note 15 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. During the six months ended March 31, 2012, there were no material changes in our concentration of credit risk.

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

Income statements for the three and six month periods ended March 31, 2012 and 2011 by segment are presented in the following tables:

	Three Months Ended March 31, 2012
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$888,685	$20,430	$334,335	$—	$1,243,450
Intersegment revenues	323	37,607	36,428	(74,358)	—

	889,008	58,037	370,763	(74,358)	1,243,450
Purchased gas cost	508,206	—	374,992	(74,009)	809,189

Gross profit	380,802	58,037	(4,229)	(349)	434,261
Operating expenses
Operation and maintenance	89,443	15,847	5,769	(351)	110,708
Depreciation and amortization	51,755	7,792	725	—	60,272
Taxes, other than income	50,313	3,915	691	—	54,919

Total operating expenses	191,511	27,554	7,185	(351)	225,899

Operating income (loss)	189,291	30,483	(11,414)	2	208,362
Miscellaneous income (expense)	733	(56)	567	(628)	616
Interest charges	28,833	7,614	839	(626)	36,660

Income (loss) from continuing operations before income taxes	161,191	22,813	(11,686)	—	172,318
Income tax expense (benefit)	62,890	8,193	(4,675)	—	66,408

Income (loss) from continuing operations	98,301	14,620	(7,011)	—	105,910
Income from discontinued operations, net of tax	3,201	—	—	—	3,201

Net income (loss)	$101,502	$14,620	$(7,011)	$—	$109,111

Capital expenditures	$114,402	$38,871	$3,456	$—	$156,729

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2011
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,077,178	$21,597	$482,722	$—	$1,581,497
Intersegment revenues	236	33,379	100,809	(134,424)	—

	1,077,414	54,976	583,531	(134,424)	1,581,497
Purchased gas cost	698,410	—	563,473	(134,054)	1,127,829

Gross profit	379,004	54,976	20,058	(370)	453,668
Operating expenses
Operation and maintenance	92,266	15,231	7,035	(370)	114,162
Depreciation and amortization	48,555	5,798	1,114	—	55,467
Taxes, other than income	50,088	4,113	(643)	—	53,558
Asset impairment	—	—	19,282	—	19,282

Total operating expenses	190,909	25,142	26,788	(370)	242,469

Operating income (loss)	188,095	29,834	(6,730)	—	211,199
Miscellaneous income	20,156	5,861	306	(121)	26,202
Interest charges	29,605	8,085	306	(121)	37,875

Income (loss) from continuing operations before income taxes	178,646	27,610	(6,730)	—	199,526
Income tax expense (benefit)	64,085	9,871	(2,590)	—	71,366

Income (loss) from continuing operations	114,561	17,739	(4,140)	—	128,160
Income from discontinued operations, net of tax	4,049	—	—	—	4,049

Net income (loss)	$118,610	$17,739	$(4,140)	$—	$132,209

Capital expenditures	$109,762	$11,818	$1,921	$—	$123,501

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2012
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,581,753	$39,870	$723,000	$—	$2,344,623
Intersegment revenues	547	74,926	91,939	(167,412)	—

	1,582,300	114,796	814,939	(167,412)	2,344,623
Purchased gas cost	910,413	—	803,763	(166,696)	1,547,480

Gross profit	671,887	114,796	11,176	(716)	797,143
Operating expenses
Operation and maintenance	182,857	32,812	11,820	(719)	226,770
Depreciation and amortization	102,586	15,443	1,458	—	119,487
Taxes, other than income	88,792	7,699	1,626	—	98,117

Total operating expenses	374,235	55,954	14,904	(719)	444,374

Operating income (loss)	297,652	58,842	(3,728)	3	352,769
Miscellaneous income (expense)	(1,023)	(336)	603	(503)	(1,259)
Interest charges	56,688	14,823	1,091	(500)	72,102

Income (loss) from continuing operations before income taxes	239,941	43,683	(4,216)	—	279,408
Income tax expense (benefit)	93,735	15,649	(1,674)	—	107,710

Income (loss) from continuing operations	146,206	28,034	(2,542)	—	171,698
Income from discontinued operations, net of tax	5,920	—	—	—	5,920

Net income (loss)	$152,126	$28,034	$(2,542)	$—	$177,618

Capital expenditures	$243,135	$62,991	$4,997	$—	$311,123

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2011
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,780,439	$42,830	$891,490	$—	$2,714,759
Intersegment revenues	437	61,153	167,681	(229,271)	—

	1,780,876	103,983	1,059,171	(229,271)	2,714,759
Purchased gas cost	1,110,936	—	1,013,935	(228,504)	1,896,367

Gross profit	669,940	103,983	45,236	(767)	818,392
Operating expenses
Operation and maintenance	181,495	30,805	17,119	(767)	228,652
Depreciation and amortization	96,449	11,597	2,198	—	110,244
Taxes, other than income	84,536	7,666	1,524	—	93,726
Asset impairment	—	—	19,282	—	19,282

Total operating expenses	362,480	50,068	40,123	(767)	451,904

Operating income	307,460	53,915	5,113	—	366,488
Miscellaneous income	19,458	5,579	596	(157)	25,476
Interest charges	59,302	16,149	1,476	(157)	76,770

Income from continuing operations before income taxes	267,616	43,345	4,233	—	315,194
Income tax expense	98,634	15,504	1,796	—	115,934

Income from continuing operations	168,982	27,841	2,437	—	199,260
Income from discontinued operations, net of tax	6,946	—	—	—	6,946

Net income	$175,928	$27,841	$2,437	$—	$206,206

Capital expenditures	$219,261	$24,557	$2,845	$—	$246,663

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at March 31, 2012 and September 30, 2011 by segment is presented to reflect our business structure as of March 31, 2012 in the following tables.

	March 31, 2012
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$4,382,291	$886,507	$65,214	$—	$5,334,012
Investment in subsidiaries	674,594	—	(2,096)	(672,498)	—
Current assets
Cash and cash equivalents	40,140	—	6,900	—	47,040
Assets from risk management activities	502	—	2,877	—	3,379
Other current assets	632,486	13,278	399,389	(201,731)	843,422
Intercompany receivables	584,018	—	—	(584,018)	—

Total current assets	1,257,146	13,278	409,166	(785,749)	893,841
Intangible assets	—	—	185	—	185
Goodwill	572,908	132,381	34,711	—	740,000
Noncurrent assets from risk management activities	—	—	10,841	—	10,841
Deferred charges and other assets	366,329	13,203	10,316	—	389,848

	$7,253,268	$1,045,369	$528,337	$(1,458,247)	$7,368,727

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,360,712	$293,135	$381,459	$(674,594)	$2,360,712
Long-term debt	1,956,147	—	66	—	1,956,213

Total capitalization	4,316,859	293,135	381,525	(674,594)	4,316,925
Current liabilities
Current maturities of long-term debt	250,000	—	131	—	250,131
Short-term debt	371,996	—	—	(198,000)	173,996
Liabilities from risk management activities	47,281	—	5,296	—	52,577
Other current liabilities	507,354	6,309	119,382	(1,635)	631,410
Intercompany payables	—	551,330	32,688	(584,018)	—

Total current liabilities	1,176,631	557,639	157,497	(783,653)	1,108,114
Deferred income taxes	890,455	188,936	(16,903)	—	1,062,488
Noncurrent liabilities from risk management activities	1	—	5,300	—	5,301
Regulatory cost of removal obligation	414,001	—	—	—	414,001
Deferred credits and other liabilities	455,321	5,659	918	—	461,898

	$7,253,268	$1,045,369	$528,337	$(1,458,247)	$7,368,727

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2011
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$4,248,198	$838,302	$61,418	$—	$5,147,918
Investment in subsidiaries	670,993	—	(2,096)	(668,897)	—
Current assets
Cash and cash equivalents	24,646	—	106,773	—	131,419
Assets from risk management activities	843	—	17,501	—	18,344
Other current assets	655,716	15,413	386,215	(196,154)	861,190
Intercompany receivables	569,898	—	—	(569,898)	—

Total current assets	1,251,103	15,413	510,489	(766,052)	1,010,953
Intangible assets	—	—	207	—	207
Goodwill	572,908	132,381	34,711	—	740,000
Noncurrent assets from risk management activities	998	—	—	—	998
Deferred charges and other assets	353,960	18,028	10,807	—	382,795

	$7,098,160	$1,004,124	$615,536	$(1,434,949)	$7,282,871

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,255,421	$265,102	$405,891	$(670,993)	$2,255,421
Long-term debt	2,205,986	—	131	—	2,206,117

Total capitalization	4,461,407	265,102	406,022	(670,993)	4,461,538
Current liabilities
Current maturities of long-term debt	2,303	—	131	—	2,434
Short-term debt	387,691	—	—	(181,295)	206,396
Liabilities from risk management activities	11,916	—	3,537	—	15,453
Other current liabilities	474,783	10,369	170,926	(12,763)	643,315
Intercompany payables	—	543,084	26,814	(569,898)	—

Total current liabilities	876,693	553,453	201,408	(763,956)	867,598
Deferred income taxes	789,649	173,351	(2,907)	—	960,093
Noncurrent liabilities from risk management activities	67,862	—	10,227	—	78,089
Regulatory cost of removal obligation	428,947	—	—	—	428,947
Deferred credits and other liabilities	473,602	12,218	786	—	486,606

	$7,098,160	$1,004,124	$615,536	$(1,434,949)	$7,282,871

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Atmos Energy Corporation

We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation and subsidiaries as of March 31, 2012, the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

May 3, 2012

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

OVERVIEW

Atmos Energy and our subsidiaries are engaged primarily in the regulated natural gas distribution and transportation and storage businesses as well as other nonregulated natural gas businesses. We distribute natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers throughout our six regulated natural gas distribution divisions, which cover service areas currently located in 12 states. In addition, we transport natural gas for others through our regulated distribution and pipeline systems. In May 2011, we entered into a definitive agreement to sell our natural gas distribution operations in Missouri, Illinois and Iowa, representing approximately 84,000 customers. After the closing of this transaction, which we currently anticipate will occur during fiscal 2012, we will operate in nine states.

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

Our critical accounting policies are reviewed quarterly by the Audit Committee. There were no significant changes to these critical accounting policies during the six months ended March 31, 2012.

RESULTS OF OPERATIONS

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

We reported net income of $109.1 million, or $1.20 per diluted share for the three months ended March 31, 2012, compared with net income of $132.2 million or $1.45 per diluted share in the prior year. Excluding the impact of unrealized margins, diluted earnings per share decreased $0.19 compared with the prior-year quarter. Results for the prior-year period were influenced by the net positive impact of several one-time items totaling $11.1 million, or $0.12 per diluted share related to the following pre-tax amounts:

•	$27.8 million favorable impact related to a cash gain recorded in association with the unwinding of two Treasury locks in conjunction with the cancellation of a previously planned debt offering.

•	$19.3 million unfavorable impact related to the non-cash impairment of certain assets in our nonregulated business.

•	$5.0 million favorable impact related to the administrative settlement of various income tax positions.

After excluding the impact of unrealized margins and the one-time items, net income and diluted earnings per share for the three months ended March 31, 2012 decreased $6.4 million, or $0.07 per diluted share when compared to the prior-year period, primarily due to lower earnings in our nonregulated segment due to historically warm winter weather and unfavorable natural gas market conditions. Included in the current quarter amount is net income from discontinued operations of $3.2 million, or $0.04 per diluted share associated with the pending sale of our Missouri, Illinois and Iowa service areas, a decrease of $0.8 million or $0.00 per diluted share compared with the prior-year quarter.

During the six months ended March 31, 2012, we earned $177.6 million or $1.94 per diluted share, which represents a 14 percent decrease in net income and diluted net income per share compared with the prior-year period. Results for the prior-year period were influenced by the net positive impact of several one-time items totaling $11.1 million, or $0.12 per diluted share. Excluding the impact of these one-time items and unrealized margins in our nonregulated operations, we earned $172.3 million, or $1.88 per diluted share for the six months ended March 31, 2012, compared to $196.8 million, or $2.16 in the prior-year period. Included in the current period amount is net income from discontinued operations of $5.9 million, or $0.06 per diluted share associated with the pending sale of our Missouri, Illinois and Iowa service areas, a decrease of $1.0 million or $0.02 per diluted share compared with the prior-year period.

Our quarter-to-date and year-to-date results were unfavorably impacted by substantially warmer winter weather and an abundance of natural gas supply. The impact of these conditions was most significantly realized in our nonregulated operations, which experienced a $23.0 million six-month period-over-period decrease in net income, excluding the impact of one-time items and unrealized margins. These market conditions also contributed to a 10 percent decrease in throughput in our natural gas distribution segment and lower through-system transportation rates earned on our regulated intrastate pipeline for the six months ended March 31, 2012 compared to the six months ended March 31, 2011. However, the impact on our regulated operations was not as significant due to favorable rate designs, which substantially mitigated the effects of relatively warm weather in most of our natural gas distribution service areas and the favorable impact of rate case increases experienced in both our natural gas distribution and regulated transmission and storage segments.

During the fiscal second quarter, we undertook several steps to grow earnings in our regulated operations. In our natural gas distribution segment, we initiated seven rate proceedings requesting a total of $68.7 million in additional annual operating income and, in April 2012, we completed an annual rate filing for Atmos Pipeline-Texas (APT) that should increase annual operating income by $14.7 million. Further, we announced two significant pipeline expansion projects whereby APT will spend $150 million over the next two fiscal years to increase its ability to secure new long-term gas supply on a firm and reliable basis and to enhance the reliability of APT’s service to our Mid-Tex Division in certain critical locations.

During the second fiscal quarter, we completed the annual evaluation of the funded status of our qualified defined benefit plans as of January 1, 2012 as required by the Pension Protection Act of 2006 (PPA). As a result of lower asset returns and a year-over-year 92 basis point decline in the discount rate used to value our pension liabilities, we were required to contribute $23.0 million into the plans. For the six months ended March 31, 2012, we contributed $34.2 million into these plans and expect to contribute an additional $12.4 million for the remainder of the fiscal year. Additionally, we contributed $9.1 million into our postretirement medical plans during the six months ended March 31, 2012 and expect to contribute between $10 million and $15 million for the remainder of the fiscal year. We believe our cash flows from operations are sufficient to fund these contributions.

Consolidated Results

The following table presents our consolidated financial highlights for the three and six months ended March 31, 2012 and 2011:

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
	(In thousands, except per share data)
Operating revenues	$1,243,450	$1,581,497	$2,344,623	$2,714,759
Gross profit	434,261	453,668	797,143	818,392
Operating expenses	225,899	242,469	444,374	451,904
Operating income	208,362	211,199	352,769	366,488
Miscellaneous income (expense)	616	26,202	(1,259)	25,476
Interest charges	36,660	37,875	72,102	76,770
Income from continuing operations before income taxes	172,318	199,526	279,408	315,194
Income tax expense	66,408	71,366	107,710	115,934
Income from continuing operations	105,910	128,160	171,698	199,260
Income from discontinued operations, net of tax	3,201	4,049	5,920	6,946
Net income	$109,111	$132,209	$177,618	$206,206
Diluted net income per share from continuing operations	$1.16	$1.41	$1.88	$2.18
Diluted net income per share from discontinued operations	0.04	0.04	0.06	0.08
Diluted net income per share	$1.20	$1.45	$1.94	$2.26

Our consolidated net income during the three and six month periods ended March 31, 2012 and 2011 was earned in each of our business segments as follows:

	Three Months Ended March 31
	2012	2011	Change
	(In thousands)
Natural gas distribution segment from continuing operations	$98,301	$114,561	$(16,260)
Regulated transmission and storage segment	14,620	17,739	(3,119)
Nonregulated segment	(7,011)	(4,140)	(2,871)

Net income from continuing operations	105,910	128,160	(22,250)
Net income from discontinued operations	3,201	4,049	(848)

Net income	$109,111	$132,209	$(23,098)

	Six Months Ended March 31
	2012	2011	Change
	(In thousands)
Natural gas distribution segment from continuing operations	$146,206	$168,982	$(22,776)
Regulated transmission and storage segment	28,034	27,841	193
Nonregulated segment	(2,542)	2,437	(4,979)

Net income from continuing operations	171,698	199,260	(27,562)
Net income from discontinued operations	5,920	6,946	(1,026)

Net income	$177,618	$206,206	$(28,588)

Regulated operations contributed 106 percent and 101 percent to our consolidated net income for the three and six month periods ended March 31, 2012. The following tables segregate our consolidated net income and diluted earnings per share between our regulated and nonregulated operations:

	Three Months Ended March 31
	2012	2011	Change
	(In thousands, except per share data)
Regulated operations	$112,921	$132,300	$(19,379)
Nonregulated operations	(7,011)	(4,140)	(2,871)

Net income from continuing operations	105,910	128,160	(22,250)
Net income from discontinued operations	3,201	4,049	(848)

Net income	$109,111	$132,209	$(23,098)

Diluted EPS from continuing regulated operations	$1.23	$1.45	$(0.22)
Diluted EPS from nonregulated operations	(0.07)	(0.04)	(0.03)

Diluted EPS from continuing operations	1.16	1.41	(0.25)
Diluted EPS from discontinued operations	0.04	0.04	—

Consolidated diluted EPS	$1.20	$1.45	$(0.25)

	Six Months Ended March 31
	2012	2011	Change
	(In thousands, except per share data)
Regulated operations	$174,240	$196,823	$(22,583)
Nonregulated operations	(2,542)	2,437	(4,979)

Net income from continuing operations	171,698	199,260	(27,562)
Net income from discontinued operations	5,920	6,946	(1,026)

Net income	$177,618	$206,206	$(28,588)

Diluted EPS from continuing regulated operations	$1.91	$2.15	$(0.24)
Diluted EPS from nonregulated operations	(0.03)	0.03	(0.06)

Diluted EPS from continuing operations	1.88	2.18	(0.30)
Diluted EPS from discontinued operations	0.06	0.08	(0.02)

Consolidated diluted EPS	$1.94	$2.26	$(0.32)

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

Higher gas costs may also adversely impact our accounts receivable collections, resulting in higher bad debt expense and may require us to increase borrowings under our credit facilities resulting in higher interest expense. Finally, higher gas costs, as well as competitive factors in the industry and general economic conditions may cause customers to conserve or use alternative energy sources. Conversely, lower gas costs reduce our collection risk and reduce the need to utilize short-term borrowings to fund our working capital needs.

As discussed above, in May 2011, we entered into a definitive agreement to sell substantially all of our natural gas distribution operations in Missouri, Illinois and Iowa. The results of these operations have been separately reported in the following tables as discontinued operations and exclude general corporate overhead and interest expense that would normally be allocated to these operations.

Three Months Ended March 31, 2012 compared with Three Months Ended March 31, 2011

Financial and operational highlights for our natural gas distribution segment for the three months ended March 31, 2012 and 2011 are presented below.

	Three Months Ended March 31
	2012	2011	Change
	(In thousands, unless otherwise noted)
Gross profit	$380,802	$379,004	$1,798
Operating expenses	191,511	190,909	602

Operating income	189,291	188,095	1,196
Miscellaneous income	733	20,156	(19,423)
Interest charges	28,833	29,605	(772)

Income from continuing operations before income taxes	161,191	178,646	(17,455)
Income tax expense	62,890	64,085	(1,195)

Income from continuing operations	98,301	114,561	(16,260)
Income from discontinued operations, net of tax	3,201	4,049	(848)

Net income	$101,502	$118,610	$(17,108)

Consolidated natural gas distribution sales volumes from continuing operations — MMcf	103,169	132,517	(29,348)
Consolidated natural gas distribution transportation volumes from continuing operations — MMcf	36,877	37,378	(501)

Consolidated natural gas distribution throughput from continuing operations — MMcf	140,046	169,895	(29,849)
Consolidated natural gas distribution throughput from discontinued operations — MMcf	4,848	6,406	(1,558)

Total consolidated natural gas distribution throughput — MMcf	144,894	176,301	(31,407)

Consolidated natural gas distribution average transportation revenue per Mcf	$0.43	$0.47	$(0.04)
Consolidated natural gas distribution average cost of gas per Mcf sold	$4.94	$5.28	$(0.34)

The $1.8 million increase in natural gas distribution gross profit was primarily due to a $6.4 million net increase in rate adjustments, primarily in our Mid-Tex, Mississippi and Louisiana service areas, combined with a $1.0 million increase in customers, primarily in our Mid-Tex service area.

These increases were partially offset by a $5.9 million decrease in revenue-related taxes in our Mid-Tex, West Texas and Mississippi service areas, primarily due to lower revenues on which the tax is calculated.

Results for the second fiscal quarter were also unfavorably impacted by significantly warmer winter weather, which resulted in an 18 percent decrease in total consolidated throughput compared to the prior year. However, the impact to gross profit was mitigated by favorable rate designs that substantially lessened the impact of warm weather in most of our natural gas distribution service areas.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income increased $0.6 million primarily due to the following:

•	$3.2 million increase in depreciation and amortization associated with an increase in our net plant as a result of our capital investments in the prior year.

•	$1.1 million net increase in legal and other administrative costs.

•	$1.2 million increase in software maintenance costs.

These increases were partially offset by the following:

•

$2.0 million decrease in revenue-related taxes. When combined with the $5.9 million decrease in associated revenue taxes included in gross margin, we experienced a net $3.9 million quarter-over-quarter decrease in operating income.

•	$1.4 million decrease due to the establishment of a regulatory asset in Texas for pension and post-retirement costs.

•	$1.0 million decrease in operating expenses due to increased capital spending and warmer weather allowing us time to complete more capital work than in the prior year.

Net income for this segment for the prior-year quarter was favorably impacted by a $21.8 million pre-tax gain recognized in March 2011 as a result of unwinding two Treasury locks and a $5.0 million income tax benefit related to the administrative settlement of various income tax positions.

The following table shows our operating income from continuing operations by natural gas distribution division, in order of total rate base, for the three months ended March 31, 2012 and 2011. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended March 31
	2012	2011	Change
	(In thousands)
Mid-Tex	$88,301	$82,476	$5,825
Kentucky/Mid-States	24,655	28,837	(4,182)
Louisiana	22,470	23,235	(765)
West Texas	17,989	19,280	(1,291)
Mississippi	17,537	18,004	(467)
Colorado-Kansas	13,982	15,250	(1,268)
Other	4,357	1,013	3,344

Total	$189,291	$188,095	$1,196

Six Months Ended March 31, 2012 compared with Six Months Ended March 31, 2011

Financial and operational highlights for our natural gas distribution segment for the six months ended March 31, 2012 and 2011 are presented below.

	Six Months Ended March 31
	2012	2011	Change
	(In thousands, unless otherwise noted)
Gross profit	$671,887	$669,940	$1,947
Operating expenses	374,235	362,480	11,755

Operating income	297,652	307,460	(9,808)
Miscellaneous income (expense)	(1,023)	19,458	(20,481)
Interest charges	56,688	59,302	(2,614)

Income from continuing operations before income taxes	239,941	267,616	(27,675)
Income tax expense	93,735	98,634	(4,899)

Income from continuing operations	146,206	168,982	(22,776)
Income from discontinued operations, net of tax	5,920	6,946	(1,026)

Net income	$152,126	$175,928	$(23,802)

Consolidated natural gas distribution sales volumes from continuing operations — MMcf	188,059	216,654	(28,595)
Consolidated natural gas distribution transportation volumes from continuing operations — MMcf	69,709	69,596	113

Consolidated natural gas distribution throughput from continuing operations — MMcf	257,768	286,250	(28,482)
Consolidated natural gas distribution throughput from discontinued operations — MMcf	8,874	10,595	(1,721)

Total consolidated natural gas distribution throughput — MMcf	266,642	296,845	(30,203)

Consolidated natural gas distribution average transportation revenue per Mcf	$0.44	$0.48	$(0.04)
Consolidated natural gas distribution average cost of gas per Mcf sold	$4.87	$5.14	$(0.27)

The $1.9 million increase in natural gas distribution gross profit was primarily due to an $11.0 million net increase in rate adjustments, primarily in the Mid-Tex, Louisiana, Mississippi, Kentucky and West Texas service areas.

These increases were partially offset by the following:

•

$2.9 million decrease due to a 10 percent decrease in consolidated throughput caused principally by lower residential and commercial consumption combined with warmer weather in the current quarter compared to the same period last year in most of our service areas.

•	$5.6 million decrease in revenue-related taxes in our Mid-Tex, West Texas and Mississippi service areas, primarily due to lower revenues on which the tax is calculated.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income increased $11.8 million primarily due to the following:

•

$6.1 million increase in depreciation and amortization and a $5.5 million increase in ad valorem taxes associated with an increase in our net plant as a result of our capital investments in the prior year.

•	$7.6 million net increase in legal and other administrative costs.

•	$1.8 million increase in software maintenance costs.

These increases were partially offset by the following:

•	$4.0 million decrease in operating expenses due to increased capital spending and warmer weather allowing us time to complete more capital work than in the prior year.

•

$1.8 million decrease in revenue-related taxes. When combined with the $5.6 million decrease in associated revenue taxes included in gross margin, we experienced a net $3.8 million year-over-year decrease in operating income.

•	$1.4 million decrease associated with the aforementioned regulatory asset.

Net income from the prior-year period also reflects the aforementioned Treasury lock gain and income tax benefit.

The following table shows our operating income from continuing operations by natural gas distribution division, in order of total rate base, for the six months ended March 31, 2012 and 2011. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Six Months Ended March 31
	2012	2011	Change
	(In thousands)
Mid-Tex	$136,750	$139,915	$(3,165)
Kentucky/Mid-States	40,973	45,690	(4,717)
Louisiana	37,671	38,196	(525)
West Texas	28,664	28,800	(136)
Mississippi	27,669	28,219	(550)
Colorado-Kansas	22,161	22,952	(791)
Other	3,764	3,688	76

Total	$297,652	$307,460	$(9,808)

Recent Ratemaking Developments

Significant ratemaking developments that occurred during the six months ended March 31, 2012 are discussed below. The amounts described below represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling.

Annual net operating income increases totaling $8.0 million resulting from ratemaking activity became effective in the six months ended March 31, 2012 as summarized below:

Rate Action	Annual Increase to Operating Income
(In thousands)
Rate case filings	$545
Infrastructure programs	3,744
Annual rate filing mechanisms	3,505
Other rate activity	167

$7,961

Additionally, the following ratemaking efforts were in progress during the second quarter of fiscal 2012 but had not been completed as of March 31, 2012.

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Mid-Tex	Rate Case	RRC	$45,980
West Texas	Rate Case	RRC	11,137
Colorado-Kansas	Rate Case	Kansas	6,134
Mid-Tex	Dallas Annual Rate Review	RRC	2,545
Louisiana	Rate Stabilization Clause	LGS	1,823
Kentucky/Mid-States	PRP	Georgia	1,079
Louisiana	Rate Stabilization Clause	TransLa	—

			$68,698

Rate Case Filings

A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return to our shareholders and ensure that we continue to deliver reliable, reasonably priced natural gas service to our customers. The following table summarizes the rate case that was completed during the six months ended March 31, 2012.

Division	State	Increase in Annual Operating Income	Effective Date
		(In thousands)
2012 Rate Case Filings:
West Texas — Environs	Texas	$545	11/08/2011

Total 2012 Rate Case Filings		$545

Infrastructure Programs

Infrastructure programs such as the Gas Reliability Infrastructure Program (GRIP) allow natural gas distribution companies the opportunity to include in their rate base annually approved capital costs incurred in the prior calendar year. We currently have infrastructure programs in Texas, Georgia, Missouri and Kentucky. The following table summarizes our infrastructure program filings with effective dates occurring during the six months ended March 31, 2012.

Division	Period End	Incremental Net Utility Plant Investment	Increase in Annual Operating Income	Effective Date
		(In thousands)	(In thousands)
2012 Infrastructure Programs:
Kentucky/Mid-States — Georgia	09/2010	$7,160	$1,215	10/01/2011
Kentucky/Mid-States — Kentucky	09/2012	17,347	2,529	10/01/2011

Total 2012 Infrastructure Programs		$24,507	$3,744

Annual Rate Filing Mechanisms

As an instrument to reduce regulatory lag, annual rate filing mechanisms allow us to refresh our rates on a periodic basis without filing a formal rate case. However, these filings still involve discovery by the appropriate regulatory authorities prior to the final determination of rates under these mechanisms. We currently have annual rate filing mechanisms in our Louisiana and Mississippi divisions and the Georgia service area in our Kentucky/Mid-States Division. The Company is requesting new annual rate filing mechanisms as part of our ongoing rate cases in our Mid-Tex and West Texas divisions to replace the annual mechanisms that expired for significant portions of these service areas in 2011. These mechanisms are referred to as rate review mechanisms in our Mid-Tex and West Texas divisions, stable rate filings in the Mississippi Division and a rate stabilization clause in the Louisiana Division. The following table summarizes filings made under our various annual rate filing mechanisms for the six months ended March 31, 2012.

Division	Jurisdiction	Test Year Ended	Additional Annual Operating Income	Effective Date
			(In thousands)
2012 Filings:
Kentucky/Mid-States	Georgia	09/30/2011	$(818)	02/01/2012
Mississippi	Mississippi	06/30/2011	4,323	01/11/2012

Total 2012 Filings			$3,505

Other Ratemaking Activity

The following table summarizes other ratemaking activity during the six months ended March 31, 2012:

Division	Jurisdiction	Rate Activity		Additional Annual Operating Income	Effective Date
				(In thousands)
2012 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem	(1)	$167	01/14/2012

Total 2012 Other Rate Activity				$167

(1)	The Ad Valorem filing relates to a collection of property taxes in excess of the amount included in our Kansas area’s base rates.

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

Three Months Ended March 31, 2012 compared with Three Months Ended March 31, 2011

Financial and operational highlights for our regulated transmission and storage segment for the three months ended March 31, 2012 and 2011 are presented below.

	Three Months Ended March 31
	2012	2011	Change
	(In thousands, unless otherwise noted)
Mid-Tex transportation	$39,114	$33,096	$6,018
Third-party transportation	14,309	16,811	(2,502)
Storage and park and lend services	1,867	2,219	(352)
Other	2,747	2,850	(103)

Gross profit	58,037	54,976	3,061
Operating expenses	27,554	25,142	2,412

Operating income	30,483	29,834	649
Miscellaneous income (expense)	(56)	5,861	(5,917)
Interest charges	7,614	8,085	(471)

Income before income taxes	22,813	27,610	(4,797)
Income tax expense	8,193	9,871	(1,678)

Net income	$14,620	$17,739	$(3,119)

Gross pipeline transportation volumes — MMcf	176,361	174,471	1,890

Consolidated pipeline transportation volumes — MMcf	109,626	93,493	16,133

The $3.1 million increase in regulated transmission and storage gross profit compared to the prior-year quarter was primarily a result of rate design changes approved in the rate case in the prior year. The current rate design allows us to recover fixed costs associated with transportation and storage services through monthly customer charges rather than through a volumetric charge, which should allow us to earn margin more ratably during the fiscal year. Therefore, despite an 18 percent decrease in throughput to our Mid-Tex Division, we experienced an 18 percent increase in gross profit from Mid-Tex transportation.

For the quarter, the enhanced rate design resulted in an $8.4 million increase in gross profit compared to the prior-year quarter. This increase was partially offset by the following:

•	$3.0 million decrease associated with lower throughput to our Mid-Tex Division.

•

$1.5 million decrease in third-party transportation. Throughput associated with third-party transportation increased 17 percent due to the execution of new delivery contracts with local producers in the Barnett Shale region. However, these increases were more than offset by lower transportation rates.

Operating expenses increased $2.4 million primarily due to the following:

•	$0.5 million increase due to higher pipeline maintenance costs.

•	$2.0 million increase due to higher depreciation expense, resulting from the rate case and a higher investment in net plant.

Net income for this segment for the prior-year quarter was favorably impacted by a $6.0 million pre-tax gain recognized in March 2011 as a result of unwinding two Treasury locks.

On April 10, 2012, the RRC approved the Atmos Pipeline — Texas GRIP filing that was filed in February 2012. The Commission approved an annual operating income increase of $14.7 million that went into effect with bills rendered on and after April 10, 2012.

Six Months Ended March 31, 2012 compared with Six Months Ended March 31, 2011

Financial and operational highlights for our regulated transmission and storage segment for the six months ended March 31, 2012 and 2011 are presented below.

	Six Months Ended March 31
	2012	2011	Change
	(In thousands, unless otherwise noted)
Mid-Tex transportation	$76,457	$60,631	$15,826
Third-party transportation	29,248	33,323	(4,075)
Storage and park and lend services	3,673	4,389	(716)
Other	5,418	5,640	(222)

Gross profit	114,796	103,983	10,813
Operating expenses	55,954	50,068	5,886

Operating income	58,842	53,915	4,927
Miscellaneous income (expense)	(336)	5,579	(5,915)
Interest charges	14,823	16,149	(1,326)

Income before income taxes	43,683	43,345	338
Income tax expense	15,649	15,504	145

Net income	$28,034	$27,841	$193

Gross pipeline transportation volumes — MMcf	337,190	327,649	9,541

Consolidated pipeline transportation volumes — MMcf	214,663	193,334	21,329

The $10.8 million increase in regulated transmission and storage gross profit compared to the prior-year period was primarily a result of the previously discussed rate design changes approved in the rate case in the prior year. Therefore, despite a nine percent decrease in throughput to our Mid-Tex Division, we experienced a 26 percent increase in gross profit from Mid-Tex transportation.

For the year-to-date period, the enhanced rate design resulted in a $16.9 million increase in gross profit compared to the prior-year period. This increase was partially offset by the following:

•	$2.5 million decrease associated with lower throughput to our Mid-Tex Division.

•

$2.5 million decrease in third-party transportation. Throughput associated with third-party transportation increased 11 percent due to the execution of new delivery contracts with local producers in the Barnett Shale region. However, these increases were more than offset by lower transportation rates.

Operating expenses increased $5.9 million primarily due to the following:

•	$1.8 million increase due to higher pipeline maintenance costs.

•	$3.8 million increase due to higher depreciation expense, resulting from the rate case and a higher investment in net plant.

Net income from the prior-year period also reflects the aforementioned Treasury lock gain.

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

Three Months Ended March 31, 2012 compared with Three Months Ended March 31, 2011

Financial and operational highlights for our nonregulated segment for the three months ended March 31, 2012 and 2011 are presented below. Gross profit margin consists primarily of margins earned from the delivery of gas and related services requested by our customers, margins earned from storage and transportation services and margins earned from asset optimization activities, which are derived from the utilization of our proprietary and managed third-party storage and transportation assets to capture favorable arbitrage spreads through natural gas trading activities.

	Three Months Ended March 31
	2012	2011	Change
	(In thousands, unless otherwise noted)
Realized margins
Gas delivery and related services	$14,271	$19,170	$(4,899)
Storage and transportation services	3,451	3,522	(71)
Other	996	1,460	(464)

	18,718	24,152	(5,434)
Asset optimization(1)	(10,045)	(686)	(9,359)

Total realized margins	8,673	23,466	(14,793)
Unrealized margins	(12,902)	(3,408)	(9,494)

Gross profit	(4,229)	20,058	(24,287)
Operating expenses, excluding asset impairment	7,185	7,506	(321)
Asset impairment	—	19,282	(19,282)

Operating loss	(11,414)	(6,730)	(4,684)
Miscellaneous income	567	306	261
Interest charges	839	306	533

Loss before income taxes	(11,686)	(6,730)	(4,956)
Income tax benefit	(4,675)	(2,590)	(2,085)

Net loss	$(7,011)	$(4,140)	$(2,871)

Gross nonregulated delivered gas sales volumes — MMcf	111,656	127,377	(15,721)

Consolidated nonregulated delivered gas sales volumes — MMcf	99,844	107,566	(7,722)

Net physical position (Bcf)	38.0	17.7	20.3

(1)	Net of storage fees of $4.8 million and $3.6 million.

Results for our nonregulated operations during the second fiscal quarter continue to be adversely influenced by unfavorable natural gas market conditions. Historically high natural gas storage levels caused by strong domestic natural gas production coupled with lower demand driven by an unseasonably warm 2011-2012 winter heating season caused natural gas prices to remain relatively low during our fiscal second quarter. As a result, we continue to experience compressed spot to forward spread values and basis differentials. Additionally, we experienced a quarter-over-quarter decrease in sales volumes due to the relatively warm weather.

We anticipate natural gas storage levels will remain high for an extended period of time. Therefore, we anticipate that basis differentials will remain compressed, which will limit arbitrage and sales opportunities from buying gas in one location and delivering gas into another location. Additionally, we expect gas prices will remain relatively low with lower spot to forward spread volatility relative to recent years. Accordingly, although we anticipate continuing to profit on a fiscal-year basis from our nonregulated activities, we anticipate per-unit margins from our delivered gas activities and margins earned from our asset optimization activities will be lower than in previous years for the foreseeable future.

Realized margins for gas delivery, storage and transportation services and other services were $18.7 million during the three months ended March 31, 2012 compared with $24.2 million for the prior-year quarter. The decrease reflects the following:

•	A seven percent decrease in consolidated sales volumes. The decrease was largely attributable to warmer weather, which reduced sales to utility, municipal and other weather-sensitive customers.

•

A decrease in gas delivery per-unit margins from $0.15/Mcf in the prior-year quarter to $0.13/Mcf in the current-year quarter primarily due to lower basis differentials resulting from increased natural gas supply. The decrease in basis differentials was partially offset by increased fees earned from certain transportation arrangements and the receipt of a one-time refund of transportation demand fees from one of our transporters.

Asset optimization margins decreased $9.4 million from the prior-year quarter. In the current year quarter, AEH continued to take advantage of falling natural gas prices by purchasing and injecting a net 8.9 Bcf into storage and capturing incremental physical to forward spread values that should be realized primarily in the third and fourth quarter of fiscal 2012. As a result of this decision and falling prices, we realized significantly higher losses on the settlement of financial instruments used to hedge our natural gas purchases. Additionally, AEH experienced increased storage fees associated with increased park and loan activity.

The $9.5 million decrease in unrealized margins primarily reflects the impact of falling prices on our physical inventory as this hedged inventory is marked to market.

Operating expenses, excluding asset impairment, decreased $0.3 million primarily due to lower employee-related expenses. In the prior-year quarter, an asset impairment charge of $19.3 million was recorded related to our investment in Fort Necessity, which resulted in a write-off of substantially all of our investment in the project.

Six Months Ended March 31, 2012 compared with Six Months Ended March 31, 2011

Financial and operational highlights for our natural gas marketing segment for the six months ended March 31, 2012 and 2011 are presented below.

	Six Months Ended March 31
	2012	2011	Change
	(In thousands, unless otherwise noted)
Realized margins
Gas delivery and related services	$25,384	$35,211	$(9,827)
Storage and transportation services	6,640	6,871	(231)
Other	2,013	2,779	(766)

	34,037	44,861	(10,824)
Asset optimization(1)	(31,639)	3,279	(34,918)

Total realized margins	2,398	48,140	(45,742)
Unrealized margins	8,778	(2,904)	11,682

Gross profit	11,176	45,236	(34,060)
Operating expenses, excluding asset impairment	14,904	20,841	(5,937)
Asset impairment	—	19,282	(19,282)

Operating income (loss)	(3,728)	5,113	(8,841)
Miscellaneous income	603	596	7
Interest charges	1,091	1,476	(385)

Income (loss) before income taxes	(4,216)	4,233	(8,449)
Income tax expense (benefit)	(1,674)	1,796	(3,470)

Net income (loss)	$(2,542)	$2,437	$(4,979)

Gross nonregulated delivered gas sales volumes — MMcf	218,118	235,089	(16,971)

Consolidated nonregulated delivered gas sales volumes — MMcf	190,714	202,104	(11,390)

Net physical position (Bcf)	38.0	17.7	20.3

(1)	Net of storage fees of $9.5 million and $6.9 million.

Realized margins for gas delivery, storage and transportation services and other services were $34.0 million during the six months ended March 31, 2012 compared with $44.9 million for the prior-year period. The decrease reflects the following:

•	A six percent decrease in consolidated sales volumes. The decrease was largely attributable to warmer weather, which reduced sales to utility, municipal and other weather-sensitive customers.

•

A decrease in gas delivery per-unit margins from $0.15/Mcf in the prior-year quarter to $0.12/Mcf in the current-year quarter primarily due to lower basis differentials resulting from increased natural gas supply. The decrease in basis differentials was partially offset by increased fees earned from certain transportation arrangements and the receipt of a one-time refund of transportation demand fees from one of our transporters.

Asset optimization margins decreased $34.9 million from the prior-year period. The period-over-period decrease primarily reflects AEH’s decision to take advantage of falling natural prices by purchasing and injecting a net 24.6 Bcf into storage and capturing incremental physical to forward spread values that should be realized primarily in the third and fourth quarter of fiscal 2012. As a result of this decision and falling prices, we realized significantly higher losses on the settlement of financial instruments used to hedge our natural gas purchases. Additionally, AEH experienced increased storage fees associated with increased park and loan activity. Finally, AEH incurred a $1.7 million charge in the first fiscal quarter to write-down to market certain natural gas inventory that no longer qualified for fair value hedge accounting.

Unrealized margins increased $11.7 million in the current period compared to the prior-year period primarily due to the timing of year-over-year realized margins.

Operating expenses, excluding asset impairment decreased $5.9 million primarily due to lower employee-related expenses. Asset impairment includes the aforementioned pre-tax impairment charge recorded in the prior-year period related to the write-off of substantially all of the Fort Necessity project.

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

We intend to refinance our $250 million unsecured 5.125% Senior Notes that mature in January 2013 through the issuance of 30-year unsecured notes. In August 2011, we entered into three Treasury lock agreements to fix the Treasury yield component of the interest cost associated with the anticipated issuances of these senior notes. We designated all of these Treasury locks as cash flow hedges.

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

Cash flows from operating, investing and financing activities for the six months ended March 31, 2012 and 2011 are presented below.

	Six Months Ended March 31
	2012	2011	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$360,723	$438,471	$(77,748)
Investing activities	(315,001)	(248,198)	(66,803)
Financing activities	(130,101)	(168,979)	38,878

Change in cash and cash equivalents	(84,379)	21,294	(105,673)
Cash and cash equivalents at beginning of period	131,419	131,952	(533)

Cash and cash equivalents at end of period	$47,040	$153,246	$(106,206)

Cash flows from operating activities

Period-over-period changes in our operating cash flows are primarily attributable to changes in net income and working capital changes, particularly within our natural gas distribution segment resulting from the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.

For the six months ended March 31, 2012, we generated operating cash flow of $360.7 million from operating activities compared with $438.5 million for the six months ended March 31, 2011. The $77.7 million decrease in operating cash flows primarily reflects the effect of purchasing natural gas and injecting it into storage in our nonregulated operations in order to capture incremental value anticipated to be realized in the third and fourth quarter of fiscal 2012, combined with $43.3 million in contributions made to our pension and postretirement plans during the first six months of fiscal 2012 and the timing of customer collections and vendor payments.

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

Capital expenditures for fiscal 2012 are currently expected to range from $690 million to $710 million. For the six months ended March 31, 2012, capital expenditures were $311.1 million compared with $246.7 million for the six months ended March 31, 2011. The $64.4 million increase in capital expenditures primarily reflects spending for the steel service line replacement program in the Mid-Tex Division and other infrastructure replacement projects in our Mid-Tex, West Texas and Kentucky service areas, the development of new customer billing and information systems for our natural gas distribution segment and increased capital spending to increase the capacity on our Atmos Pipeline — Texas system.

Cash flows from financing activities

For the six months ended March 31, 2012, our financing activities used $130.1 million of cash compared with $169.0 million of cash used in the prior-year period, primarily due to lower cash outflows associated with repayment of our short-term and long-term debt instruments, as follows:

•	$80.0 million for short-term debt repayments. In the current-year period, $48.9 million of short-term debt was repaid, compared with $128.9 million in the prior-year period.

•	$7.7 million for scheduled long-term debt repayments. In the current-year period, $2.4 million of long-term debt was repaid, compared with $10.1 million in the prior-year period.

The lower repayment activity was partially offset by:

•	$27.8 million less cash received related to the unwinding of two Treasury locks in the prior year.

•	$12.5 million additional cash used to repurchase common stock as part of our share buyback program.

•	$7.4 million less cash received from proceeds related to the issuance of common stock.

The following table summarizes our share issuances for the six months ended March 31, 2012 and 2011.

	Six Months Ended March 31
	2012	2011
Shares issued:
1998 Long-Term Incentive Plan	219,712	663,555
Outside Directors Stock-for-Fee Plan	1,204	1,232

Total shares issued	220,916	664,787

The year-over-year decrease in the number of shares issued primarily reflects the significant number of stock options exercised in the prior year. During the current-year period, we cancelled and retired 99,555 shares attributable to federal withholdings on equity awards and repurchased and retired 387,991 shares through our 2011 share repurchase program described in Note 7.

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

We finance our short-term borrowing requirements through a combination of a $750.0 million commercial paper program and four committed revolving credit facilities with third-party lenders that provided approximately $1.0 billion of working capital funding. As of March 31, 2012, the amount available to us under our credit facilities, net of outstanding letters of credit, was $687.2 million.

Shelf Registration

We have an effective shelf registration statement with the Securities and Exchange Commission (SEC) that permits us to issue a total of $1.3 billion in common stock and/or debt securities. The shelf registration statement has been approved by all requisite state regulatory commissions. Due to certain restrictions imposed by one state regulatory commission on our ability to issue securities under the new registration statement, we were able to issue a total of $950 million in debt securities and $350 million in equity securities. At March 31, 2012, $900 million was available for issuance. Of this amount, $550 million is available for the issuance of debt securities and $350 million remains available for the issuance of equity securities under the shelf until March 2013.

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

Our debt is rated by three rating agencies: Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings, Ltd. (Fitch). As of March 31, 2012, all three ratings agencies maintained a stable outlook. Our current debt ratings are all considered investment grade and are as follows:

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

Debt Covenants

We were in compliance with all of our debt covenants as of March 31, 2012. Our debt covenants are described in greater detail in Note 6 to the unaudited condensed consolidated financial statements.

Capitalization

The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of March 31, 2012, September 30, 2011 and March 31, 2011:

	March 31, 2012		September 30, 2011		March 31, 2011
	(In thousands, except percentages)
Short-term debt	$173,996	3.7%	$206,396	4.4%	$—	—
Long-term debt	2,206,344	46.5%	2,208,551	47.3%	2,159,757	47.6%
Shareholders’ equity	2,360,712	49.8%	2,255,421	48.3%	2,373,979	52.4%

Total	$4,741,052	100.0%	$4,670,368	100.0%	$4,533,736	100.0%

Total debt as a percentage of total capitalization, including short-term debt, was 50.2 percent at March 31, 2012, 51.7 percent at September 30, 2011 and 47.6 percent at March 31, 2011. Our ratio of total debt to capitalization is typically greater during the winter heating season as we incur short-term debt to fund natural gas purchases and meet our working capital requirements. We intend to maintain our debt to capitalization ratio in a target range of 50 to 55 percent.

Contractual Obligations and Commercial Commitments

Significant commercial commitments are described in Note 9 to the unaudited condensed consolidated financial statements. There were no significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2012.

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

The following table shows the components of the change in fair value of our natural gas distribution segment’s financial instruments for the three and six months ended March 31, 2012 and 2011:

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
	(In thousands)
Fair value of contracts at beginning of period	$(85,829)	$26,806	$(79,277)	$(49,600)
Contracts realized/settled	(13,807)	(18,064)	(31,537)	(51,045)
Fair value of new contracts	176	540	(377)	1,071
Other changes in value	51,928	21,251	63,659	130,107

Fair value of contracts at end of period	$(47,532)	$30,533	$(47,532)	$30,533

The fair value of our natural gas distribution segment’s financial instruments at March 31, 2012 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2012
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(47,531)	$(1)	$—	$—	$(47,532)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(47,531)	$(1)	$—	$—	$(47,532)

The following table shows the components of the change in fair value of our nonregulated segment’s financial instruments for the three and six months ended March 31, 2012 and 2011:

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
	(In thousands)
Fair value of contracts at beginning of period	$(15,263)	$(10,681)	$(25,050)	$(12,374)
Contracts realized/settled	13,779	(1,009)	31,228	(75)
Fair value of new contracts	—	—	—	—
Other changes in value	(1,090)	(1,252)	(8,752)	(493)

Fair value of contracts at end of period	(2,574)	(12,942)	(2,574)	(12,942)
Netting of cash collateral	5,696	17,053	5,696	17,053

Cash collateral and fair value of contracts at period end	$3,122	$4,111	$3,122	$4,111

The fair value of our nonregulated segment’s financial instruments at March 31, 2012 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2012
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(8,115)	$5,563	$(22)	$—	$(2,574)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(8,115)	$5,563	$(22)	$—	$(2,574)

Pension and Postretirement Benefits Obligations

For the six months ended March 31, 2012 and 2011, our total net periodic pension and other benefits costs were $34.6 million and $28.8 million. A substantial portion of those costs relating to our natural gas distribution operations are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

Our fiscal 2012 costs were determined using a September 30, 2011 measurement date. As of September 30, 2011, interest and corporate bond rates utilized to determine our discount rates were lower than the interest and corporate bond rates as of September 30, 2010, the measurement date for our fiscal 2011 net periodic cost. Accordingly, we decreased our discount rate used to determine our fiscal 2012 pension and benefit costs to 5.05 percent. We reduced the expected return on our pension plan assets to 7.75 percent, based on historical experience and the current market projection of the target asset allocation. Accordingly, our fiscal 2012 pension and postretirement medical costs for the six months ended March 31, 2012 were higher than the prior-year period.

The amounts we fund our defined benefit plans with are determined in accordance with the PPA and are influenced by the discount rate and funded position of the plans when the funding requirements are determined on January 1 of each year. We completed our valuation for fiscal 2012 during the second fiscal quarter and as a result of lower asset returns and a year-over-year 92 basis point decline in the discount rate used to value our qualified pension liabilities, we were required to contribute $23.0 million to the plans. During the six months ended March 31, 2012, we contributed $34.2 million to our defined benefit plans and we anticipate contributing an additional $12.4 million during the remainder of the fiscal year. Additionally, we contributed $9.1 million to our postretirement medical plans during the six months ended March 31, 2012 and anticipate contributing between $10 million and $15 million to these plans during the remainder of the fiscal year. We believe our cash flows from operations are sufficient to fund these contributions.

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

OPERATING STATISTICS AND OTHER INFORMATION

The following tables present certain operating statistics for our natural gas distribution, regulated transmission and storage and nonregulated segments for the three and six month periods ended March 31, 2012 and 2011.

Natural Gas Distribution Sales and Statistical Data — Continuing Operations

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
METERS IN SERVICE, end of period
Residential	2,862,546	2,856,181	2,862,546	2,856,181
Commercial	261,449	260,010	261,449	260,010
Industrial	2,281	2,323	2,281	2,323
Public authority and other	10,245	10,194	10,245	10,194

Total meters	3,136,521	3,128,708	3,136,521	3,128,708

INVENTORY STORAGE BALANCE — Bcf	33.2	28.2	33.2	28.2
SALES VOLUMES — MMcf (2)
Gas sales volumes
Residential	63,362	82,920	113,602	133,076
Commercial	31,667	39,456	58,271	65,485
Industrial	4,697	6,046	10,109	11,192
Public authority and other	3,443	4,095	6,077	6,901

Total gas sales volumes	103,169	132,517	188,059	216,654
Transportation volumes	38,069	38,571	72,036	71,788

Total throughput	141,238	171,088	260,095	288,442

OPERATING REVENUES (000’s)(2)
Gas sales revenues
Residential	$589,108	$702,858	$1,026,617	$1,146,497
Commercial	229,204	285,680	418,892	474,945
Industrial	25,148	34,427	51,855	63,116
Public authority and other	21,749	27,546	39,243	46,083

Total gas sales revenues	865,209	1,050,511	1,536,607	1,730,641
Transportation revenues	15,867	17,727	30,729	33,418
Other gas revenues	7,932	9,176	14,964	16,817

Total operating revenues	$889,008	$1,077,414	$1,582,300	$1,780,876

Average transportation revenue per Mcf(1)	$0.42	$0.46	$0.43	$0.47
Average cost of gas per Mcf sold(1)	$4.94	$5.28	$4.87	$5.14

See footnote following these tables.

Natural Gas Distribution Sales and Statistical Data — Discontinued Operations

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
Meters in service, end of period	83,524	84,323	83,524	84,323
Inventory storage balance — Bcf	2.2	1.9	2.2	1.9
Sales volumes — MMcf
Total gas sales volumes	3,094	4,321	5,523	6,974
Transportation volumes	1,754	2,085	3,351	3,621

Total throughput	4,848	6,406	8,874	10,595

Operating revenues (000’s)	$26,374	$35,790	$49,825	$59,523

Regulated Transmission and Storage and Nonregulated Operations Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
CUSTOMERS, end of period
Industrial	781	753	781	753
Municipal	139	62	139	62
Other	444	513	444	513

Total	1,364	1,328	1,364	1,328

NONREGULATED INVENTORY STORAGE
BALANCE — Bcf	49.0	23.3	49.0	23.3
REGULATED TRANSMISSION AND
STORAGE VOLUMES — MMcf(2)	176,361	174,471	337,190	327,649
NONREGULATED DELIVERED GAS SALES
VOLUMES — MMcf(2)	111,656	127,377	218,118	235,089
OPERATING REVENUES (000’s)(2)
Regulated transmission and storage	$58,037	$54,976	$114,796	$103,983
Nonregulated	370,763	583,531	814,939	1,059,171

Total operating revenues	$428,800	$638,507	$929,735	$1,163,154

Notes to preceding tables:

(1)	Statistics are shown on a consolidated basis.

(2)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

RECENT ACCOUNTING DEVELOPMENTS

Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. During the six months ended March 31, 2012, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of the fiscal year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the six months ended March 31, 2012, except as noted in Note 9 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 13 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 28, 2011, the Board of Directors approved a new program authorizing the repurchase of up to five million shares of common stock over a five-year period. Although the program is authorized for a five-year period, it may be terminated or limited at any time. Shares may be repurchased in the open market or in privately negotiated transactions in amounts the company deems appropriate. The program is primarily intended to minimize the dilutive effect of equity grants under various benefit related incentive compensation plans of the company. We did not repurchase any shares during the second quarter of fiscal 2012. At March 31, 2012, there were 4,612,009 shares of repurchase authority remaining under the program.

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
Fred E. Meisenheimer Senior Vice President and Chief Financial Officer (Duly authorized signatory)

Date: May 3, 2012

EXHIBITS INDEX

Item 6

Exhibit Number	Description	Page Number or Incorporation by Reference to
12	Computation of ratio of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Labels Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.