Form 10-Q
period 2012-06-30
ATMOS ENERGY CORP
filed 2012-08-09
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2012.

Class	Shares Outstanding
No Par Value	90,173,217

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated other comprehensive income
APS	Atmos Pipeline and Storage, LLC
Bcf	Billion cubic feet
CFTC	Commodity Futures Trading Commission
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Ltd.
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
ISRS	Infrastructure System Replacement Surcharge
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	September 30, 2011
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$7,128,484	$6,816,794
Less accumulated depreciation and amortization	1,686,598	1,668,876

Net property, plant and equipment	5,441,886	5,147,918
Current assets
Cash and cash equivalents	27,706	131,419
Accounts receivable, net	216,753	273,303
Gas stored underground	239,329	289,760
Other current assets	291,870	316,471

Total current assets	775,658	1,010,953
Goodwill and intangible assets	740,174	740,207
Deferred charges and other assets	392,117	383,793

	$7,349,835	$7,282,871

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding: June 30, 2012 — 90,172,665 shares; September 30, 2011 — 90,296,482 shares	$451	$451
Additional paid-in capital	1,737,047	1,732,935
Retained earnings	684,907	570,495
Accumulated other comprehensive loss	(67,480)	(48,460)

Shareholders’ equity	2,354,925	2,255,421
Long-term debt	1,956,289	2,206,117

Total capitalization	4,311,214	4,461,538
Current liabilities
Accounts payable and accrued liabilities	178,198	291,205
Other current liabilities	468,409	367,563
Short-term debt	213,491	206,396
Current maturities of long-term debt	250,131	2,434

Total current liabilities	1,110,229	867,598
Deferred income taxes	1,085,654	960,093
Regulatory cost of removal obligation	381,797	428,947
Deferred credits and other liabilities	460,941	564,695

	$7,349,835	$7,282,871

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30
	2012	2011
	(Unaudited)
	(In thousands, except per share data)
Operating revenues
Natural gas distribution segment	$325,051	$407,031
Regulated transmission and storage segment	67,073	53,570
Nonregulated segment	256,250	491,285
Intersegment eliminations	(62,543)	(108,271)

	585,831	843,615
Purchased gas cost
Natural gas distribution segment	124,373	206,839
Regulated transmission and storage segment	—	—
Nonregulated segment	224,829	477,880
Intersegment eliminations	(62,161)	(107,909)

	287,041	576,810

Gross profit	298,790	266,805
Operating expenses
Operation and maintenance	107,295	112,665
Depreciation and amortization	59,819	56,932
Taxes, other than income	46,887	52,142
Asset impairments	—	10,988

Total operating expenses	214,001	232,727

Operating income	84,789	34,078
Miscellaneous expense	(1,948)	(1,430)
Interest charges	34,923	35,845

Income (loss) from continuing operations before income taxes	47,918	(3,197)
Income tax expense (benefit)	17,774	(1,723)

Income (loss) from continuing operations	30,144	(1,474)
Income from discontinued operations, net of tax ($566 and $590)	988	908

Net income (loss)	$31,132	$(566)

Basic earnings per share
Income (loss) per share from continuing operations	$0.33	$(0.02)
Income per share from discontinued operations	0.01	0.01

Net income (loss) per share — basic	$0.34	$(0.01)

Diluted earnings per share
Income (loss) per share from continuing operations	$0.33	$(0.02)
Income per share from discontinued operations	0.01	0.01

Net income (loss) per share — diluted	$0.34	$(0.01)

Cash dividends per share	$0.345	$0.340

Weighted average shares outstanding:
Basic	90,118	90,127

Diluted	90,993	90,127

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended June 30
	2012	2011
	(Unaudited)
	(In thousands, except per share data)
Operating revenues
Natural gas distribution segment	$1,907,351	$2,187,907
Regulated transmission and storage segment	181,869	157,553
Nonregulated segment	1,071,189	1,550,456
Intersegment eliminations	(229,955)	(337,542)

	2,930,454	3,558,374
Purchased gas cost
Natural gas distribution segment	1,034,786	1,317,775
Regulated transmission and storage segment	—	—
Nonregulated segment	1,028,592	1,491,815
Intersegment eliminations	(228,857)	(336,413)

	1,834,521	2,473,177

Gross profit	1,095,933	1,085,197
Operating expenses
Operation and maintenance	334,065	341,317
Depreciation and amortization	179,306	167,176
Taxes, other than income	145,004	145,868
Asset impairments	—	30,270

Total operating expenses	658,375	684,631

Operating income	437,558	400,566
Miscellaneous income (expense)	(3,207)	24,046
Interest charges	107,025	112,615

Income from continuing operations before income taxes	327,326	311,997
Income tax expense	125,484	114,211

Income from continuing operations	201,842	197,786
Income from discontinued operations, net of tax ($3,959 and $5,122)	6,908	7,854

Net income	$208,750	$205,640

Basic earnings per share
Income per share from continuing operations	$2.23	$2.17
Income per share from discontinued operations	0.08	0.09

Net income per share — basic	$2.31	$2.26

Diluted earnings per share
Income per share from continuing operations	$2.21	$2.16
Income per share from discontinued operations	0.07	0.09

Net income per share — diluted	$2.28	$2.25

Cash dividends per share	$1.035	$1.020

Weighted average shares outstanding:
Basic	90,131	90,233

Diluted	91,006	90,530

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30
	2012	2011
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$208,750	$205,640
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	—	30,270
Depreciation and amortization:
Charged to depreciation and amortization	183,884	171,726
Charged to other accounts	310	149
Deferred income taxes	120,713	115,488
Other	22,386	15,927
Net assets / liabilities from risk management activities	12,759	(15,869)
Net change in operating assets and liabilities	(29,996)	(3,769)

Net cash provided by operating activities	518,806	519,562
Cash Flows From Investing Activities
Capital expenditures	(497,374)	(390,283)
Other, net	(4,247)	(3,373)

Net cash used in investing activities	(501,621)	(393,656)
Cash Flows From Financing Activities
Net decrease in short-term debt	(6,688)	(132,072)
Net proceeds from issuance of long-term debt	—	394,618
Settlement of Treasury lock agreements	—	20,079
Unwinding of Treasury lock agreements	—	27,803
Repayment of long-term debt	(2,369)	(360,066)
Cash dividends paid	(94,338)	(93,039)
Repurchase of common stock	(12,535)	—
Repurchase of equity awards	(5,219)	(5,300)
Issuance of common stock	251	7,548

Net cash used in financing activities	(120,898)	(140,429)

Net decrease in cash and cash equivalents	(103,713)	(14,523)
Cash and cash equivalents at beginning of period	131,419	131,952

Cash and cash equivalents at end of period	$27,706	$117,429

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

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

Through our natural gas distribution business, we deliver natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers through our six regulated natural gas distribution divisions, which at June 30, 2012 covered service areas located in 12 states. In addition, we transport natural gas for others through our distribution system. On August 1, 2012, we completed the divestiture of our natural gas distribution operations in Missouri, Illinois and Iowa, representing approximately 84,000 customers. On August 8, 2012, we announced that we had entered into a definitive agreement to sell our natural gas distribution operations in Georgia, representing approximately 64,000 customers. Our regulated activities also include our regulated pipeline and storage operations, which include the transportation of natural gas to our distribution system and the management of our underground storage facilities. Our regulated businesses are subject to federal and state regulation and/or regulation by local authorities in each of the states in which our natural gas distribution divisions operate.

Our nonregulated businesses operate primarily in the Midwest and Southeast through various wholly-owned subsidiaries of Atmos Energy Holdings, Inc., (AEH). AEH is wholly owned by the Company and headquartered in Houston, Texas. Through AEH, we provide natural gas management and transportation services to municipalities, natural gas distribution companies, including certain divisions of Atmos Energy and third parties. AEH also seeks to maximize, through asset optimization activities, the economic value associated with storage and transportation capacity it owns or controls. Certain of these arrangements are with regulated affiliates of the Company, which have been approved by applicable state regulatory commissions.

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

2.    Unaudited Financial Information

These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. Because of seasonal and other factors, the results of operations for the nine-month period ended June 30, 2012 are not indicative of our results of operations for the full 2012 fiscal year, which ends September 30, 2012.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have evaluated subsequent events from the June 30, 2012 balance sheet date through the date these financial statements were filed with the Securities and Exchange Commission (SEC). On July 27, 2012, we issued a notice of redemption of our Unsecured 5.125% Senior Notes on August 28, 2012. The redemption is discussed further in Note 6. On August 1, 2012, we completed the sale of our Missouri, Illinois and Iowa natural gas distribution assets. The sale is discussed in Note 5. On August 8, 2012 we announced that we had entered into a definitive agreement to sell our natural gas distribution operations in Georgia, which is discussed in Note 5.

Significant accounting policies

Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

During the second quarter of fiscal 2012, we completed our annual goodwill impairment assessment. Based on the assessment performed, we determined that our goodwill was not impaired.

During the nine months ended June 30, 2012, two new accounting standards were announced that will become applicable to the Company in future periods. The first standard requires enhanced disclosure of offsetting arrangements for financial instruments and will become effective for annual periods beginning after January 1, 2013 and for interim periods within those annual periods. The second standard indefinitely defers the effective date for new presentation requirements related to reclassifications of items from accumulated other comprehensive income, which were scheduled to be effective for interim and annual periods beginning after December 15, 2011. The adoption of these standards should not have an impact on our financial position, results of operations or cash flows. There were no other significant changes to our accounting policies during the nine months ended June 30, 2012.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant regulatory assets and liabilities as of June 30, 2012 and September 30, 2011 included the following:

	June 30, 2012	September 30, 2011
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$240,312	$254,666
Merger and integration costs, net	5,876	6,242
Deferred gas costs	14,495	33,976
Regulatory cost of removal asset	10,430	8,852
Environmental costs	52	385
Rate case costs	4,454	4,862
Deferred franchise fees	2,129	379
Other	13,236	3,534

	$290,984	$312,896

Regulatory liabilities:
Deferred gas costs	$34,044	$8,130
Regulatory cost of removal obligation	449,778	464,025
Other	6,465	14,025

	$490,287	$486,180

The amounts above do not include regulatory assets and liabilities related to our divested Missouri, Illinois and Iowa service areas, which are classified as assets held for sale as of June 30, 2012 as discussed in Note 5.

During the prior fiscal year, the Railroad Commission of Texas’ Division of Public Safety issued a new rule requiring natural gas distribution companies to develop and implement a risk-based program for the renewal or replacement of distribution facilities, including steel service lines. The rule allows for the deferral of all expenses associated with capital expenditures incurred pursuant to this rule, including the recording of interest on the deferred expenses until the next rate proceeding (rate case or annual rate filing) at which time investment and costs would be recovered through base rates. As of June 30, 2012, we had deferred $2.1 million associated with the requirements of this rule which are recorded in “Other” in the regulatory assets table above.

Effective January 1, 2012, the Texas Legislature amended its Gas Utility Regulatory Act (GURA) to permit natural gas utilities to defer into a regulatory asset or liability the difference between a gas utility’s actual pension and postretirement expense and the level of such expense recoverable in its existing rates. The deferred amount will become eligible for inclusion in the utility’s rates in its next rate proceeding. We elected to utilize this provision of GURA, effective January 1, 2012, and established a regulatory asset totaling $5.1 million, which is recorded in “Other” in the regulatory assets table above. Of this amount, $2.9 million represented a reduction to operation and maintenance expense during the second and third quarters of fiscal 2012.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income

The following table presents the components of comprehensive income (loss), net of related tax, for the three-month and nine-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
	(In thousands)
Net income (loss)	$31,132	$(566)	$208,750	$205,640
Unrealized holding gains (losses) on investments, net of tax expense (benefit) of $(523) and $(56) for the three months ended June 30, 2012 and 2011 and of $1,194 and $876 for the nine months ended June 30, 2012 and 2011	(888)	(94)	2,059	1,492
Amortization, unrealized gain (loss) and unwinding of treasury lock agreements, net of tax expense (benefit) of $(18,399) and $(4,629) for the three months ended June 30, 2012 and 2011 and $(9,995) and $7,950 for the nine months ended June 30, 2012 and 2011	(31,328)	(7,884)	(17,019)	13,536
Net unrealized gains (losses) on cash flow hedging transactions, net of tax expense (benefit) of $11,401 and $(182) for the three months ended June 30, 2012 and 2011 and $(2,595) and $9,008 for the nine months ended June 30, 2012 and 2011	17,830	(285)	(4,060)	14,090

Comprehensive income (loss)	$16,746	$(8,829)	$189,730	$234,758

Accumulated other comprehensive income (loss), net of tax, as of June 30, 2012 and September 30, 2011 consisted of the following unrealized gains (losses):

	June 30, 2012	September 30, 2011
	(In thousands)
Accumulated other comprehensive income (loss):
Unrealized holding gains on investments	$4,617	$2,558
Treasury lock agreements	(51,176)	(34,157)
Cash flow hedges	(20,921)	(16,861)

	$(67,480)	$(48,460)

3.    Financial Instruments

We currently use financial instruments to mitigate commodity price risk. Additionally, we periodically utilize financial instruments to manage interest rate risk. The objectives and strategies for using financial instruments have been tailored to our regulated and nonregulated businesses. The accounting for these financial instruments is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. During the nine months ended June 30, 2012 there were no

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in our objectives, strategies and accounting for these financial instruments. Currently, we utilize financial instruments in our natural gas distribution and nonregulated segments. We currently do not manage commodity price risk with financial instruments in our regulated transmission and storage segment.

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

We use financial instruments, designated as cash flow hedges of anticipated purchases and sales at index prices, to mitigate the commodity price risk in our nonregulated operations associated with deliveries under fixed-priced forward contracts to deliver gas to customers. These financial instruments have maturity dates ranging from one to 53 months. We use financial instruments, designated as fair value hedges, to hedge our natural gas inventory used in our asset optimization activities in our nonregulated segment.

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

As of June 30, 2012, we had three Treasury lock agreements outstanding to fix the Treasury yield component of 30-year unsecured notes, which we plan to issue in January 2013.

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

As of June 30, 2012, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of June 30, 2012, we had net long/(short) commodity contracts outstanding in the following quantities:

Contract Type	Hedge Designation	Natural Gas Distribution	Nonregulated
		Quantity (MMcf)
Commodity contracts	Fair Value	—	(33,110)
	Cash Flow	—	42,625
	Not designated	15,940	38,773

		15,940	48,288

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments on the Balance Sheet

The following tables present the fair value and balance sheet classification of our financial instruments by operating segment as of June 30, 2012 and September 30, 2011. As required by authoritative accounting literature, the fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts below do not include $5.7 million and $28.8 million of cash held on deposit in margin accounts as of June 30, 2012 and September 30, 2011 to collateralize certain financial instruments. Therefore, these gross balances are not indicative of either our actual credit exposure or net economic exposure. Additionally, the amounts below will not be equal to the amounts presented on our condensed consolidated balance sheet, nor will they be equal to the fair value information presented for our financial instruments in Note 4.

	Balance Sheet Location	Natural Gas Distribution	Nonregulated	Total
			(In thousands)
June 30, 2012
Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	$—	$41,920	$41,920
Noncurrent commodity contracts	Deferred charges and other assets	—	—	—
Liability Financial Instruments
Current commodity contracts	Other current liabilities	(96,047)	(33,707)	(129,754)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	(7,638)	(7,638)

Total		(96,047)	575	(95,472)
Not Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	3,486	87,961	91,447
Noncurrent commodity contracts	Deferred charges and other assets	1,207	73,841	75,048
Liability Financial Instruments
Current commodity contracts	Other current liabilities(1)	(1,505)	(102,577)	(104,082)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	(64,360)	(64,360)

Total		3,188	(5,135)	(1,947)

Total Financial Instruments		$(92,859)	$(4,560)	$(97,419)

(1)

Other current liabilities not designated as hedges in our natural gas distribution segment include $0.7 million related to risk management liabilities that were classified as assets held for sale at June 30, 2012.

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

Impact of Financial Instruments on the Income Statement

Hedge ineffectiveness for our nonregulated segment is recorded as a component of unrealized gross profit and primarily results from differences in the location and timing of the derivative instrument and the hedged item. Hedge ineffectiveness could materially affect our results of operations for the reported period. For the three months ended June 30, 2012 and 2011 we recognized gains arising from fair value and cash flow hedge ineffectiveness of $19.0 million and $5.8 million. For the nine months ended June 30, 2012 and 2011 we recognized gains arising from fair value and cash flow hedge ineffectiveness of $21.2 million and $23.3 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hedges

The impact of our nonregulated commodity contracts designated as fair value hedges and the related hedged item on our condensed consolidated income statement for the three and nine months ended June 30, 2012 and 2011 is presented below.

	Three Months Ended June 30
	2012	2011
	(In thousands)
Commodity contracts	$(14,942)	$7,837
Fair value adjustment for natural gas inventory designated as the hedged item	34,296	(1,781)

Total impact on revenue	$19,354	$6,056

The impact on revenue is comprised of the following:
Basis ineffectiveness	$2,077	$853
Timing ineffectiveness	17,277	5,203

	$19,354	$6,056

	Nine Months Ended June 30
	2012	2011
	(In thousands)
Commodity contracts	$38,211	$4,834
Fair value adjustment for natural gas inventory designated as the hedged item	(16,039)	19,430

Total impact on revenue	$22,172	$24,264

The impact on revenue is comprised of the following:
Basis ineffectiveness	$2,179	$1,265
Timing ineffectiveness	19,993	22,999

	$22,172	$24,264

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

To the extent that the Company’s natural gas inventory does not qualify as a hedged item in a fair-value hedge, or has not been designated as such, the natural gas inventory is valued at the lower of cost or market. During the nine months ended June 30, 2012, we recorded a $1.7 million charge to write down nonqualifying natural gas inventory to market. We did not record a writedown for nonqualifying natural gas inventory for the nine months ended June 30, 2011.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

The impact of cash flow hedges on our condensed consolidated income statements for the three and nine months ended June 30, 2012 and 2011 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transaction. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

	Three Months Ended June 30, 2012
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI for effective portion of commodity contracts	$—	$—	$(19,534)	$(19,534)
Loss arising from ineffective portion of commodity contracts	—	—	(328)	(328)

Total impact on gross profit	—	—	(19,862)	(19,862)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(502)	—	—	(502)

Total Impact from Cash Flow Hedges	$(502)	$—	$(19,862)	$(20,364)

	Three Months Ended June 30, 2011
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI for effective portion of commodity contracts	$—	$—	$(3,907)	$(3,907)
Loss arising from ineffective portion of commodity contracts	—	—	(281)	(281)

Total impact on gross profit	—	—	(4,188)	(4,188)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(614)	—	—	(614)

Total Impact from Cash Flow Hedges	$(614)	$—	$(4,188)	$(4,802)

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended June 30, 2012
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI for effective portion of commodity contracts	$—	$—	$(52,358)	$(52,358)
Loss arising from ineffective portion of commodity contracts	—	—	(996)	(996)

Total impact on gross profit	—	—	(53,354)	(53,354)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(1,506)	—	—	(1,506)

Total Impact from Cash Flow Hedges	$(1,506)	$—	$(53,354)	$(54,860)

	Nine Months Ended June 30, 2011
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI for effective portion of commodity contracts	$—	$—	$(25,488)	$(25,488)
Loss arising from ineffective portion of commodity contracts	—	—	(958)	(958)

Total impact on gross profit	—	—	(26,446)	(26,446)
Loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(1,953)	—	—	(1,953)
Gain on unwinding of Treasury lock reclassified from AOCI into miscellaneous income	21,803	6,000	—	27,803

Total Impact from Cash Flow Hedges	$19,850	$6,000	$(26,446)	$(596)

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and nine months ended June 30, 2012 and 2011. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the income statement as incurred.

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
	(In thousands)
Increase (decrease) in fair value:
Treasury lock agreements	$(31,644)	$(8,270)	$(17,968)	$29,822
Forward commodity contracts	5,914	(2,668)	(35,998)	(1,457)
Recognition of (gains) losses in earnings due to settlements:
Treasury lock agreements	316	386	949	(16,286)
Forward commodity contracts	11,916	2,383	31,938	15,547

Total other comprehensive income (loss) from hedging, net of tax(1)	$(13,498)	$(8,169)	$(21,079)	$27,626

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.

Deferred gains (losses) recorded in accumulated other comprehensive income (AOCI) associated with our treasury lock agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments, while deferred losses associated with commodity contracts are recognized in earnings upon settlement. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred gains (losses) recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of June 30, 2012. However, the table below does not include the expected recognition in earnings of our outstanding Treasury lock agreements as these instruments have not yet settled.

	Treasury Lock Agreements	Commodity Contracts	Total
	(In thousands)
Next twelve months	$(1,266)	$(16,543)	$(17,809)
Thereafter	10,600	(4,378)	6,222

Total(1)	$9,334	$(20,921)	$(11,587)

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.

Financial Instruments Not Designated as Hedges

The impact of financial instruments that have not been designated as hedges on our condensed consolidated income statements for the three months ended June 30, 2012 and 2011 was an increase (decrease) in gross profit of $11.2 million and $(4.3) million. For the nine months ended June 30, 2012 and 2011 gross profit increased (decreased) $(3.8) million and $3.9 million. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

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

4.    Fair Value Measurements

We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. During the three and nine months ended June 30, 2012, there were no changes in these methods.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quantitative Disclosures

Financial Instruments

The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and September 30, 2011. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(2)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(3)	June 30, 2012
	(In thousands)
Assets:
Financial instruments
Natural gas distribution segment	$—	$4,693	$—	$—	$4,693
Nonregulated segment(1)	1,957	201,766	—	(193,759)	9,964

Total financial instruments	1,957	206,459	—	(193,759)	14,657

Hedged portion of gas stored underground	89,257	—	—	—	89,257
Available-for-sale securities
Money market funds	—	2,629	—	—	2,629
Registered investment companies	36,839	—	—	—	36,839
Bonds	—	23,421	—	—	23,421

Total available-for-sale securities	36,839	26,050	—	—	62,889

Total assets	$128,053	$232,509	$—	$(193,759)	$166,803

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$97,552	$—	$—	$97,552
Nonregulated segment(1)	7,441	200,842	—	(199,443)	8,840

Total liabilities	$7,441	$298,394	$—	$(199,443)	$106,392

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(2)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(4)	September 30, 2011
	(In thousands)
Assets:
Financial instruments
Natural gas distribution segment	$—	$1,841	$—	$—	$1,841
Nonregulated segment(1)	8,502	104,156	—	(95,156)	17,502

Total financial instruments	8,502	105,997	—	(95,156)	19,343

Hedged portion of gas stored underground	47,940	—	—	—	47,940
Available-for-sale securities
Money market funds	—	1,823	—	—	1,823
Registered investment companies	36,444	—	—	—	36,444
Bonds	—	14,366	—	—	14,366

Total available-for-sale securities	36,444	16,189	—	—	52,633

Total assets	$92,886	$122,186	$—	$(95,156)	$119,916

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$81,118	$—	$—	$81,118
Nonregulated segment(1)	9,324	128,384	—	(123,943)	13,765

Total liabilities	$9,324	$209,502	$—	$(123,943)	$94,883

(1)	Certain of the nonregulated segment’s financial instruments were reclassified from Level 1 to Level 2 upon further evaluation.

(2)

Our Level 2 measurements consist of over-the-counter options and swaps which are valued using a market-based approach in which observable market prices are adjusted for criteria specific to each instrument, such as the strike price, notional amount or basis differences, municipal and corporate bonds which are valued based on the most recent available quoted market prices and money market funds which are valued at cost.

(3)

This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. In addition, as of June 30, 2012, we had $5.7 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $1.8 million was used to offset current risk management liabilities under master netting arrangements and the remaining $3.9 million is classified as current risk management assets.

(4)

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale securities are comprised of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
As of June 30, 2012:
Domestic equity mutual funds	$24,322	$6,887	$—	$31,209
Foreign equity mutual funds	5,328	342	(40)	5,630
Bonds	23,282	145	(6)	23,421
Money market funds	2,629	—	—	2,629

	$55,561	$7,374	$(46)	$62,889

As of September 30, 2011:
Domestic equity mutual funds	$27,748	$4,074	$—	$31,822
Foreign equity mutual funds	4,597	267	(242)	4,622
Bonds	14,390	10	(34)	14,366
Money market funds	1,823	—	—	1,823

	$48,558	$4,351	$(276)	$52,633

At June 30, 2012 and September 30, 2011, our available-for-sale securities included $39.5 million and $38.3 million related to assets held in separate rabbi trusts for our supplemental executive benefit plans. At June 30, 2012 we maintained investments in bonds that have contractual maturity dates ranging from July 2012 through July 2016.

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

We maintained an investment in one foreign equity mutual fund with a fair value of $2.7 million in an unrealized loss position of less than $0.1 million as of June 30, 2012. This fund has been in an unrealized loss position for less than twelve months. Because this fund is only used to fund the supplemental plans, we evaluate investment performance over a long-term horizon. Based upon our intent and ability to hold this investment, our ability to direct the source of the payments in order to maximize the life of the portfolio, the short-term nature of the decline in fair value and the fact that this fund continues to receive good ratings from mutual fund rating companies, we do not consider this impairment to be other-than-temporary as of June 30, 2012.

We also maintained several bonds with a cumulative fair value of $3.8 million in an unrealized loss position of less than $0.1 million as of June 30, 2012. These bonds have been in an unrealized loss position for less than twelve months. Based upon our intent and ability to hold these investments, our ability to direct the source of payments in order to maximize the life of the portfolio, the short-term nature of the decline in fair value and the fact that these bonds are investment grade, we do not consider this impairment to be other than temporary as of June 30, 2012.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Fair Value Measures

Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations. The following table presents the carrying value and fair value of our debt as of June 30, 2012:

June 30, 2012
(In thousands)
Carrying Amount	$2,210,196
Fair Value	$2,633,904

5.    Discontinued Operations

On August 1, 2012, we completed the sale of substantially all of our natural gas distribution assets located in Missouri, Illinois and Iowa to Liberty Energy (Midstates) Corp., an affiliate of Algonquin Power & Utilities Corp. for a cash price of approximately $129 million. The sale was previously announced on May 12, 2011. In connection with the sale, we expect to recognize a net of tax gain of approximately $6 million, subject to post-closing adjustments.

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

The tables below set forth selected financial and operational information related to net assets and operating results related to discontinued operations. Additionally, assets and liabilities related to our Missouri, Illinois and Iowa operations are classified as “held for sale” in other current assets and liabilities in our condensed consolidated balance sheets at June 30, 2012 and September 30, 2011.

The following table presents statement of income data related to discontinued operations.

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
	(In thousands)
Operating revenues	$8,745	$11,524	$58,570	$71,047
Purchased gas cost	3,005	5,460	34,982	44,993

Gross profit	5,740	6,064	23,588	26,054
Operating expenses	4,146	4,472	12,595	12,919

Operating income	1,594	1,592	10,993	13,135
Other nonoperating expense	(40)	(94)	(126)	(159)

Income from discontinued operations before income taxes	1,554	1,498	10,867	12,976
Income tax expense	566	590	3,959	5,122

Net income	$988	$908	$6,908	$7,854

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents balance sheet data related to assets held for sale.

	June 30, 2012	September 30, 2011
	(In thousands)
Net plant, property & equipment	$126,685	$127,577
Gas stored underground	5,746	11,931
Other current assets	2,998	786
Deferred charges and other assets	100	277

Assets held for sale	$135,529	$140,571

Accounts payable and accrued liabilities	$1,526	$1,917
Other current liabilities	8,722	4,877
Regulatory cost of removal	6,927	10,498
Deferred credits and other liabilities	869	1,153

Liabilities held for sale	$18,044	$18,445

On August 8, 2012, we entered into a definitive agreement to sell all of our natural gas distribution assets located in Georgia to Liberty Energy (Georgia) Corp., an affiliate of Algonquin Power & Utilities Corp. for a cash price of approximately $141 million. The agreement contains terms and conditions customary for transactions of this type, including typical adjustments to the purchase price at closing, if applicable. The closing of the transaction is subject to the satisfaction of customary conditions including the receipt of applicable regulatory approvals, which we currently anticipate will occur in fiscal 2013.

The following table presents the assets and liabilities associated with our Georgia operations as of June 30, 2012. As required under generally accepted accounting principles, the operating results and the assets and liabilities of our Georgia operations are classified as continuing operations at June 30, 2012.

June 30, 2012
(In thousands)
Net plant, property & equipment	$133,336
Gas stored underground	2,389
Other current assets	6,885
Deferred charges and other assets	112

Total assets	$142,722

Accounts payable and accrued liabilities	$1,570
Other current liabilities	3,275
Regulatory cost of removal	4,010
Deferred credits and other liabilities	296

Total liabilities	$9,151

6.    Debt

The nature and terms of our debt instruments are described in detail in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. There were no material changes in the terms of our debt instruments during the nine months ended June 30, 2012.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt

Long-term debt at June 30, 2012 and September 30, 2011 consisted of the following:

	June 30, 2012	September 30, 2011
	(In thousands)
Unsecured 10% Notes, redeemed December 2011	$—	$2,303
Unsecured 5.125% Senior Notes, due January 2013	250,000	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	500,000
Unsecured 6.35% Senior Notes, due 2017	250,000	250,000
Unsecured 8.50% Senior Notes, due 2019	450,000	450,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Medium term notes
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Rental property term note due in installments through 2013	196	262

Total long-term debt	2,210,196	2,212,565
Less:
Original issue discount on unsecured senior notes and debentures	(3,776)	(4,014)
Current maturities	(250,131)	(2,434)

	$1,956,289	$2,206,117

Our unsecured 10% notes were paid on their maturity date on December 31, 2011 and were not replaced. As noted above, our Unsecured 5.125% Senior Notes were scheduled to mature in January 2013. On July 27, 2012 we issued a notice of early redemption of these notes on August 28, 2012. We intend to initially fund the redemption through the issuance of commercial paper. Shortly thereafter, we intend to enter into a short-term financing facility to repay the commercial paper borrowings utilized to redeem the notes. The short-term facility is expected to be repaid with the proceeds received from the issuance of new unsecured notes anticipated to occur in January 2013. In connection with the redemption, we will pay a make-whole premium in accordance with the terms of the indenture and the Senior Notes and accrued interest at the time of redemption. In accordance with regulatory requirements, the premium will be deferred and will be recognized over the life of the new unsecured notes expected to be issued in January 2013.

Short-term debt

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply our customers’ needs could significantly affect our borrowing requirements. Our short-term borrowings typically reach their highest levels in the winter months.

We finance our short-term borrowing requirements through a combination of a $750 million commercial paper program collateralized by our $750 million unsecured credit facility and four committed revolving credit facilities with third-party lenders. As a result, we have approximately $985 million of working capital funding. Additionally, our $750 million unsecured credit facility has an accordion feature which, if utilized, would increase borrowing capacity to $1.0 billion. At June 30, 2012 and September 30, 2011, there was $213.5 million and $206.4 million outstanding under our commercial paper program. We also use intercompany credit facilities to supplement the funding provided by these third-party committed credit facilities.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Regulated Operations

We fund our regulated operations as needed, primarily through our commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $785 million of working capital funding, including a five-year $750 million unsecured facility, a $25 million unsecured facility and a $10 million revolving credit facility, which is used primarily to issue letters of credit. On July 25, 2012, we increased the borrowing capacity of our $10 million revolving credit facility to $14 million. Due to outstanding letters of credit, the total amount available to us under our $10 million revolving credit facility was $2.5 million at June 30, 2012. Our $25 million unsecured facility was renewed effective April 1, 2012. This facility bears interest at a daily negotiated rate, generally based on the Federal Funds rate plus a variable margin.

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

Nonregulated Operations

Atmos Energy Marketing, LLC (AEM), which is wholly-owned by AEH, has a three-year $200 million committed revolving credit facility, expiring in December 2013, with a syndicate of third-party lenders with an accordion feature that could increase AEM’s borrowing capacity to $500 million. The credit facility is primarily used to issue letters of credit and, on a less frequent basis, to borrow funds for gas purchases and other working capital needs. This facility is collateralized by substantially all of the assets of AEM and is guaranteed by AEH. Due to outstanding letters of credit and various covenants, including covenants based on working capital, the amount available to AEM under this credit facility was $94.6 million at June 30, 2012.

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

Shelf Registration

We have an effective shelf registration statement with the Securities and Exchange Commission (SEC) that permits us to issue a total of $1.3 billion in common stock and/or debt securities. The shelf registration statement has been approved by all requisite state regulatory commissions. At June 30, 2012, $900 million remains available for issuance. With the closing of the sale of our Missouri, Illinois and Iowa operations on August 1, 2012, there are no longer any restrictions on our ability to issue either debt or equity under the shelf until it expires in March 2013.

Debt Covenants

The availability of funds under our regulated credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At June 30, 2012, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 53 percent. In addition, both the interest margin and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AEM is required by the financial covenants in its facility to maintain a ratio of total liabilities to tangible net worth that does not exceed a maximum of 5 to 1. At June 30, 2012, AEM’s ratio of total liabilities to tangible net worth, as defined, was 0.77 to 1. Additionally, AEM must maintain minimum levels of net working capital and net worth ranging from $20 million to $40 million. As defined in the financial covenants, at June 30, 2012, AEM’s net working capital was $122.0 million and its tangible net worth was $152.3 million.

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

We were in compliance with all of our debt covenants as of June 30, 2012. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Earnings Per Share

Since we have non-vested share-based payments with a nonforfeitable right to dividends or dividend equivalents (referred to as participating securities), we are required to use the two-class method of computing earnings per share. The Company’s restricted stock units, for which vesting is predicated solely on the passage of time granted under our 1998 Long-Term Incentive Plan, are considered to be participating securities. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic and diluted earnings per share for the three and nine months ended June 30, 2012 and 2011 are calculated as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Basic Earnings Per Share from continuing operations
Income (loss) from continuing operations	$30,144	$(1,474)	$201,842	$197,786
Less: Income (loss) from continuing operations allocated to participating securities	125	(32)	847	2,076

Income (loss) from continuing operations available to common shareholders	$30,019	$(1,442)	$200,995	$195,710

Basic weighted average shares outstanding	90,118	90,127	90,131	90,233

Income (loss) from continuing operations per share — Basic	$0.33	$(0.02)	$2.23	$2.17

Basic Earnings Per Share from discontinued operations
Income from discontinued operations	$988	$908	$6,908	$7,854
Less: Income from discontinued operations allocated to participating securities	4	20	29	82

Income from discontinued operations available to common shareholders	$984	$888	$6,879	$7,772

Basic weighted average shares outstanding	90,118	90,127	90,131	90,233

Income from discontinued operations per share — Basic	$0.01	$0.01	$0.08	$0.09

Net income (loss) per share — Basic	$0.34	$(0.01)	$2.31	$2.26

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Diluted Earnings Per Share from continuing operations
Income (loss) from continuing operations available to common shareholders	$30,019	$(1,442)	$200,995	$195,710
Effect of dilutive stock options and other shares	—	—	5	4

Income (loss) from continuing operations available to common shareholders	$30,019	$(1,442)	$201,000	$195,714

Basic weighted average shares outstanding	90,118	90,127	90,131	90,233
Additional dilutive stock options and other shares	875	—	875	297

Diluted weighted average shares outstanding	90,993	90,127	91,006	90,530

Income (loss) from continuing operations per share — Diluted	$0.33	$(0.02)	$2.21	$2.16

Diluted Earnings Per Share from discontinued operations
Income from discontinued operations available to common shareholders	$984	$888	$6,879	$7,772
Effect of dilutive stock options and other shares	—	2	—	—

Income from discontinued operations available to common shareholders	$984	$890	$6,879	$7,772

Basic weighted average shares outstanding	90,118	90,127	90,131	90,233
Additional dilutive stock options and other shares	875	—	875	297

Diluted weighted average shares outstanding	90,993	90,127	91,006	90,530

Income from discontinued operations per share — Diluted	$0.01	$0.01	$0.07	$0.09

Net income (loss) per share — Diluted	$0.34	$(0.01)	$2.28	$2.25

There were approximately 288,000 stock options and other shares excluded from the computation of diluted earnings per share for the three months ended June 30, 2011 as their inclusion in the computation would be anti-dilutive.

There were no out-of-the-money stock options excluded from the computation of diluted earnings per share for the three and nine months ended June 30, 2012 and 2011 as their exercise price was less than the average market price of the common stock during those periods.

Share Repurchase Program

On September 28, 2011, the Board of Directors approved a new program authorizing the repurchase of up to five million shares of common stock over a five-year period. However, it may be terminated or limited at any time. Shares may be repurchased in the open market or in privately negotiated transactions in amounts the Company deems appropriate. The program is primarily intended to minimize the dilutive effect of equity grants under various benefit related incentive compensation plans of the Company. As of June 30, 2012, a total of 387,991 shares had been repurchased for an aggregate value of $12.5 million.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Interim Pension and Other Postretirement Benefit Plan Information

The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and nine months ended June 30, 2012 and 2011 are presented in the following table. Most of these costs are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our gas distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended June 30
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(In thousands)
Components of net periodic pension cost:
Service cost	$4,297	$4,257	$4,089	$3,601
Interest cost	6,677	7,055	3,465	3,204
Expected return on assets	(5,368)	(6,285)	(651)	(681)
Amortization of transition asset	—	—	377	377
Amortization of prior service cost	(35)	(106)	(362)	(362)
Amortization of actuarial loss	4,142	2,748	662	87

Net periodic pension cost	$9,713	$7,669	$7,580	$6,226

	Nine Months Ended June 30
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(In thousands)
Components of net periodic pension cost:
Service cost	$12,893	$12,894	$12,265	$10,803
Interest cost	20,032	21,034	10,396	9,610
Expected return on assets	(16,105)	(18,533)	(1,955)	(2,045)
Amortization of transition asset	—	—	1,133	1,133
Amortization of prior service cost	(106)	(323)	(1,087)	(1,087)
Amortization of actuarial loss	12,427	8,990	1,986	260
Curtailment gain	—	(40)	—	—

Net periodic pension cost	$29,141	$24,022	$22,738	$18,674

The assumptions used to develop our net periodic pension cost for the three and nine months ended June 30, 2012 and 2011 are as follows:

	Pension Account Plan		Other Pension Benefits		Other Benefits
	2012	2011	2012	2011	2012	2011
Discount rate	5.05%	5.68%	5.05%	5.39%	5.05%	5.39%
Rate of compensation increase	3.50%	4.00%	3.50%	4.00%	N/A	N/A
Expected return on plan assets	7.75%	8.25%	7.75%	8.25%	4.70%	5.00%

The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Retirement Income Security Act of 1974. In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2012. Based upon this valuation, we contributed $23.0 million to our defined benefit pension plans during the second fiscal quarter to achieve a desirable PPA funding threshold. The need for this funding reflects the increased pension benefit obligation due to a decrease in the discount rate compared to the prior year as well as a decline in the fair value of plan assets. During the first nine months of fiscal 2012, we contributed $40.3 million to our defined benefit plans and we anticipate contributing approximately $6 million during the remainder of the fiscal year.

We contributed $15.4 million to our other post-retirement benefit plans during the nine months ended June 30, 2012. We expect to contribute a total of approximately $5 million to $10 million to these plans during the remainder of the fiscal year.

9.    Commitments and Contingencies

Litigation and Environmental Matters

With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 13 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, except as noted below, there were no material changes in the status of such litigation and environmental-related matters or claims during the nine months ended June 30, 2012.

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

A hearing was held on February 28, 2011 to hear a number of motions, including a motion to dismiss the jury verdict and a motion for a new trial. The motions to dismiss the jury verdict and for a new trial were denied. However, the total punitive damages award was reduced from $27.5 million to $24.7 million. On October 17, 2011, we filed our brief of appellants with the Kentucky Court of Appeals, appealing the verdict of the trial court. The appellees in this case subsequently filed their appellees’ brief with the Court of Appeals on January 16, 2012, with our reply brief being filed with the Court on March 19, 2012. Oral arguments are scheduled in the case in late August 2012.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Purchase Commitments

AEH has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At June 30, 2012, AEH was committed to purchase 79.2 Bcf within one year, 17.7 Bcf within one to three years and 0.1 Bcf after three years under indexed contracts. AEH is committed to purchase 2.7 Bcf within one year and 0.4 Bcf within one to three years under fixed price contracts with prices ranging from $2.50 to $6.36 per Mcf. Purchases under these contracts totaled $176.6 million and $356.8 million for the three months ended June 30, 2012 and 2011 and $753.0 million and $1,130.0 million for the nine months ended June 30, 2012 and 2011.

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

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. The estimated commitments under these contracts as of June 30, 2012 are as follows (in thousands):

2012	$33,563
2013	241,797
2014	70,633
2015	—
2016	—
Thereafter	—

$345,993

Our nonregulated segment maintains long-term contracts related to storage and transportation. The estimated contractual demand fees for contracted storage and transportation under these contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. There were no material changes to the estimated storage and transportation fees for the nine months ended June 30, 2012.

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

As discussed in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, in 2010, our Mid-Tex Division agreed to install 100,000 steel service line replacements by September 30, 2012. As of June 30, 2012, we had replaced 88,312 lines and are on schedule for completion in September 2012. Under the terms of the agreement, special rate recovery of the associated return, depreciation and taxes is approved for lines replaced between October 1, 2010 and September 30, 2012. Since October 1, 2010, we have spent $100.5 million on steel service line replacements.

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

As of June 30, 2012, rate cases were in progress in our Mid-Tex, West Texas, Kansas and Tennessee service areas, an annual rate filing mechanism was in progress in our Louisiana service area and one infrastructure program filing was in progress in our Georgia service area. These regulatory proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments.

10.    Concentration of Credit Risk

Information regarding our concentration of credit risk is disclosed in Note 15 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. During the nine months ended June 30, 2012, there were no material changes in our concentration of credit risk.

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

Income statements for the three and nine month periods ended June 30, 2012 and 2011 by segment are presented in the following tables:

	Three Months Ended June 30, 2012
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$324,837	$26,551	$234,443	$—	$585,831
Intersegment revenues	214	40,522	21,807	(62,543)	—

	325,051	67,073	256,250	(62,543)	585,831
Purchased gas cost	124,373	—	224,829	(62,161)	287,041

Gross profit	200,678	67,073	31,421	(382)	298,790
Operating expenses
Operation and maintenance	83,474	16,427	7,777	(383)	107,295
Depreciation and amortization	51,020	7,797	1,002	—	59,819
Taxes, other than income	42,274	3,839	774	—	46,887

Total operating expenses	176,768	28,063	9,553	(383)	214,001

Operating income	23,910	39,010	21,868	1	84,789
Miscellaneous income (expense)	(926)	(298)	136	(860)	(1,948)
Interest charges	27,834	7,353	595	(859)	34,923

Income (loss) from continuing operations before income taxes	(4,850)	31,359	21,409	—	47,918
Income tax expense (benefit)	(2,073)	11,215	8,632	—	17,774

Income (loss) from continuing operations	(2,777)	20,144	12,777	—	30,144
Income from discontinued operations, net of tax	988	—	—	—	988

Net income (loss)	$(1,789)	$20,144	$12,777	$—	$31,132

Capital expenditures	$149,531	$34,191	$2,529	$—	$186,251

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2011
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$406,817	$19,772	$417,026	$—	$843,615
Intersegment revenues	214	33,798	74,259	(108,271)	—

	407,031	53,570	491,285	(108,271)	843,615
Purchased gas cost	206,839	—	477,880	(107,909)	576,810

Gross profit	200,192	53,570	13,405	(362)	266,805
Operating expenses
Operation and maintenance	86,804	18,786	7,437	(362)	112,665
Depreciation and amortization	49,099	6,790	1,043	—	56,932
Taxes, other than income	47,534	3,729	879	—	52,142
Asset impairments	—	—	10,988	—	10,988

Total operating expenses	183,437	29,305	20,347	(362)	232,727

Operating income (loss)	16,755	24,265	(6,942)	—	34,078
Miscellaneous income (expense)	(1,153)	(312)	168	(133)	(1,430)
Interest charges	28,042	7,653	283	(133)	35,845

Income (loss) from continuing operations before income taxes	(12,440)	16,300	(7,057)	—	(3,197)
Income tax expense (benefit)	(4,311)	5,748	(3,160)	—	(1,723)

Income (loss) from continuing operations	(8,129)	10,552	(3,897)	—	(1,474)
Income from discontinued operations, net of tax	908	—	—	—	908

Net income (loss)	$(7,221)	$10,552	$(3,897)	$—	$(566)

Capital expenditures	$121,452	$20,239	$1,929	$—	$143,620

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended June 30, 2012
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,906,590	$66,421	$957,443	$—	$2,930,454
Intersegment revenues	761	115,448	113,746	(229,955)	—

	1,907,351	181,869	1,071,189	(229,955)	2,930,454
Purchased gas cost	1,034,786	—	1,028,592	(228,857)	1,834,521

Gross profit	872,565	181,869	42,597	(1,098)	1,095,933
Operating expenses
Operation and maintenance	266,331	49,239	19,597	(1,102)	334,065
Depreciation and amortization	153,606	23,240	2,460	—	179,306
Taxes, other than income	131,066	11,538	2,400	—	145,004

Total operating expenses	551,003	84,017	24,457	(1,102)	658,375

Operating income	321,562	97,852	18,140	4	437,558
Miscellaneous income (expense)	(1,949)	(634)	739	(1,363)	(3,207)
Interest charges	84,522	22,176	1,686	(1,359)	107,025

Income from continuing operations before income taxes	235,091	75,042	17,193	—	327,326
Income tax expense	91,662	26,864	6,958	—	125,484

Income from continuing operations	143,429	48,178	10,235	—	201,842
Income from discontinued operations, net of tax	6,908	—	—	—	6,908

Net income	$150,337	$48,178	$10,235	$—	$208,750

Capital expenditures	$392,666	$97,182	$7,526	$—	$497,374

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended June 30, 2011
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,187,256	$62,602	$1,308,516	$—	$3,558,374
Intersegment revenues	651	94,951	241,940	(337,542)	—

	2,187,907	157,553	1,550,456	(337,542)	3,558,374
Purchased gas cost	1,317,775	—	1,491,815	(336,413)	2,473,177

Gross profit	870,132	157,553	58,641	(1,129)	1,085,197
Operating expenses
Operation and maintenance	268,299	49,591	24,556	(1,129)	341,317
Depreciation and amortization	145,548	18,387	3,241	—	167,176
Taxes, other than income	132,070	11,395	2,403	—	145,868
Asset impairments	—	—	30,270	—	30,270

Total operating expenses	545,917	79,373	60,470	(1,129)	684,631

Operating income (loss)	324,215	78,180	(1,829)	—	400,566
Miscellaneous income	18,305	5,267	764	(290)	24,046
Interest charges	87,344	23,802	1,759	(290)	112,615

Income (loss) from continuing operations before income taxes	255,176	59,645	(2,824)	—	311,997
Income tax expense (benefit)	94,323	21,252	(1,364)	—	114,211

Income (loss) from continuing operations	160,853	38,393	(1,460)	—	197,786
Income from discontinued operations, net of tax	7,854	—	—	—	7,854

Net income (loss)	$168,707	$38,393	$(1,460)	$—	$205,640

Capital expenditures	$340,713	$44,796	$4,774	$—	$390,283

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at June 30, 2012 and September 30, 2011 by segment is presented to reflect our business structure as of June 30, 2012 in the following tables.

	June 30, 2012
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$4,464,707	$910,689	$66,490	$—	$5,441,886
Investment in subsidiaries	725,348	—	(2,096)	(723,252)	—
Current assets
Cash and cash equivalents	9,245	—	18,461	—	27,706
Assets from risk management activities	3,486	—	3,939	—	7,425
Other current assets	519,422	16,021	424,455	(219,371)	740,527
Intercompany receivables	595,944	—	—	(595,944)	—

Total current assets	1,128,097	16,021	446,855	(815,315)	775,658
Intangible assets	—	—	174	—	174
Goodwill	572,908	132,381	34,711	—	740,000
Noncurrent assets from risk management activities	1,207	—	6,025	—	7,232
Deferred charges and other assets	358,272	16,379	10,234	—	384,885

	$7,250,539	$1,075,470	$562,393	$(1,538,567)	$7,349,835

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,354,925	$313,280	$412,068	$(725,348)	$2,354,925
Long-term debt	1,956,224	—	65	—	1,956,289

Total capitalization	4,311,149	313,280	412,133	(725,348)	4,311,214
Current liabilities
Current maturities of long-term debt	250,000	—	131	—	250,131
Short-term debt	422,491	—	—	(209,000)	213,491
Liabilities from risk management activities	96,895	—	4,658	—	101,553
Other current liabilities	435,743	8,440	109,146	(8,275)	545,054
Intercompany payables	—	559,281	36,663	(595,944)	—

Total current liabilities	1,205,129	567,721	150,598	(813,219)	1,110,229
Deferred income taxes	898,176	192,981	(5,503)	—	1,085,654
Noncurrent liabilities from risk management activities	—	—	4,182	—	4,182
Regulatory cost of removal obligation	381,797	—	—	—	381,797
Deferred credits and other liabilities	454,288	1,488	983	—	456,759

	$7,250,539	$1,075,470	$562,393	$(1,538,567)	$7,349,835

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2011
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$4,248,198	$838,302	$61,418	$—	$5,147,918
Investment in subsidiaries	670,993	—	(2,096)	(668,897)	—
Current assets
Cash and cash equivalents	24,646	—	106,773	—	131,419
Assets from risk management activities	843	—	17,501	—	18,344
Other current assets	655,716	15,413	386,215	(196,154)	861,190
Intercompany receivables	569,898	—	—	(569,898)	—

Total current assets	1,251,103	15,413	510,489	(766,052)	1,010,953
Intangible assets	—	—	207	—	207
Goodwill	572,908	132,381	34,711	—	740,000
Noncurrent assets from risk management activities	998	—	—	—	998
Deferred charges and other assets	353,960	18,028	10,807	—	382,795

	$7,098,160	$1,004,124	$615,536	$(1,434,949)	$7,282,871

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,255,421	$265,102	$405,891	$(670,993)	$2,255,421
Long-term debt	2,205,986	—	131	—	2,206,117

Total capitalization	4,461,407	265,102	406,022	(670,993)	4,461,538
Current liabilities
Current maturities of long-term debt	2,303	—	131	—	2,434
Short-term debt	387,691	—	—	(181,295)	206,396
Liabilities from risk management activities	11,916	—	3,537	—	15,453
Other current liabilities	474,783	10,369	170,926	(12,763)	643,315
Intercompany payables	—	543,084	26,814	(569,898)	—

Total current liabilities	876,693	553,453	201,408	(763,956)	867,598
Deferred income taxes	789,649	173,351	(2,907)	—	960,093
Noncurrent liabilities from risk management activities	67,862	—	10,227	—	78,089
Regulatory cost of removal obligation	428,947	—	—	—	428,947
Deferred credits and other liabilities	473,602	12,218	786	—	486,606

	$7,098,160	$1,004,124	$615,536	$(1,434,949)	$7,282,871

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Atmos Energy Corporation

We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation and subsidiaries as of June 30, 2012, the related condensed consolidated statements of income for the three-month and nine-month periods ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

August 9, 2012

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

OVERVIEW

Atmos Energy and our subsidiaries are engaged primarily in the regulated natural gas distribution and transportation and storage businesses as well as other nonregulated natural gas businesses. We distribute natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers throughout our six regulated natural gas distribution divisions, which at June 30, 2012 covered service areas located in 12 states. In addition, we transport natural gas for others through our regulated distribution and pipeline systems. On August 1, 2012, we completed the divestiture of our natural gas distribution operations in Missouri, Illinois and Iowa, representing approximately 84,000 customers. On August 8, 2012, we announced that we had entered into a definitive agreement to sell our natural gas distribution operations in Georgia, representing approximately 64,000 customers.

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

Our critical accounting policies are reviewed periodically by the Audit Committee. There were no significant changes to these critical accounting policies during the nine months ended June 30, 2012.

RESULTS OF OPERATIONS

Atmos Energy Corporation is involved in the distribution, marketing and transportation of natural gas. Accordingly, our results of operations are impacted by the demand for natural gas, particularly during the winter heating season, and the volatility of the natural gas markets. This generally results in higher operating revenues and net income during the period from October through March of each fiscal year and lower operating revenues and either lower net income or net losses during the period from April through September of each fiscal year. Additionally, the seasonality of our business impacts our working capital differently at various times during the year. Typically, our accounts receivable, accounts payable and short-term debt balances peak by the end of January and then start to decline, as customers begin to pay their winter heating bills. Gas stored underground, particularly in our natural gas distribution segment, normally peaks in November and declines as we utilize storage gas to serve our customers.

The seasonality of our business usually results in a loss in our fiscal third quarter. However, we reported net income of $31.1 million, or $0.34 per diluted share for the three months ended June 30, 2012, compared with a net loss of $0.6 million or $0.01 per diluted share in the prior year. Excluding the impact of unrealized margins and one-time items that occurred in the prior-year quarter, diluted earnings per share increased $0.27 compared to the prior-year quarter. The quarter-over-quarter improvement reflects higher gross profit in our regulated transmission and storage segment due to increases approved under the Gas Reliability Infrastructure Program and in our nonregulated segment due to increased asset optimization, combined with lower consolidated operation and maintenance expense, which more than offset lower natural gas distribution margins. We reported net income from discontinued operations associated with the sale of our Missouri, Illinois and Iowa service areas of $1.0 million and $0.9 million, or $0.01 per diluted share, for the three months ended June 30, 2012 and 2011.

During the nine months ended June 30, 2012, we earned $208.8 million or $2.28 per diluted share. Results for the prior-year period were influenced by the net positive impact of several one-time items totaling $6.5 million, or $0.07 per diluted share. Excluding the impact of these one-time items and unrealized margins in our nonregulated operations, we earned $201.7 million, or $2.20 per diluted share for the nine months ended June 30, 2012, compared to $200.6 million, or $2.20 in the prior-year period. Included in the current period amount is net income from discontinued operations of $6.9 million, or $0.07 per diluted share associated with the sale of our Missouri, Illinois and Iowa service areas, a decrease of $0.9 million or $0.02 per diluted share compared with the prior-year period.

Our year-to-date results were unfavorably impacted by substantially warmer winter weather and an abundance of natural gas supply. The impact of these conditions was most significantly realized in our nonregulated operations, which experienced a $12.4 million nine-month period-over-period decrease in net income, excluding the impact of one-time items and unrealized margins. However, increased earnings in our regulated transmission and storage segment, primarily as a result of an improved rate design implemented in the third quarter of the prior fiscal year, more than offset the decline experienced in our nonregulated segment. Results in our natural gas distribution segment, excluding the impact of one-time items were flat compared to the prior year, despite a nine percent decrease in throughput largely attributable to warmer than normal weather.

During the current fiscal year, we have taken several steps to increase earnings in our regulated operations. In our natural gas distribution segment, we have six rate proceedings in progress requesting a total of $75.6 million in additional annual operating income and, in April 2012, we completed an annual rate filing for Atmos Pipeline-Texas (APT) that should increase annual operating income by $14.7 million. Further, we announced two significant pipeline expansion projects whereby APT will spend approximately $160 million over the next two fiscal years to increase its ability to secure new long-term gas supply on a firm and reliable basis and to enhance the reliability of APT’s service to our Mid-Tex Division in certain critical locations.

During the second fiscal quarter, we completed the annual evaluation of the funded status of our qualified defined benefit plans as of January 1, 2012 as required by the Pension Protection Act of 2006 (PPA). As a result of lower asset returns and a year-over-year 92 basis point decline in the discount rate used to value our pension liabilities, we were required to contribute $23.0 million into the plans. For the nine months ended June 30, 2012, we contributed $40.3 million into these plans and expect to contribute approximately $6 million for the remainder of the fiscal year. Additionally, we contributed $15.4 million into our postretirement medical plans during the nine months ended June 30, 2012 and expect to contribute between $5 million and $10 million for the remainder of the fiscal year. We believe our cash flows from operations are sufficient to fund these contributions.

Consolidated Results

The following table presents our consolidated financial highlights for the three and nine months ended June 30, 2012 and 2011:

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
	(In thousands, except per share data)
Operating revenues	$585,831	$843,615	$2,930,454	$3,558,374
Gross profit	298,790	266,805	1,095,933	1,085,197
Operating expenses	214,001	232,727	658,375	684,631
Operating income	84,789	34,078	437,558	400,566
Miscellaneous income (expense)	(1,948)	(1,430)	(3,207)	24,046
Interest charges	34,923	35,845	107,025	112,615
Income (loss) from continuing operations before income taxes	47,918	(3,197)	327,326	311,997
Income tax expense (benefit)	17,774	(1,723)	125,484	114,211
Income (loss) from continuing operations	30,144	(1,474)	201,842	197,786
Income from discontinued operations, net of tax	988	908	6,908	7,854
Net income (loss)	$31,132	$(566)	$208,750	$205,640
Diluted net income (loss) per share from continuing operations	$0.33	$(0.02)	$2.21	$2.16
Diluted net income per share from discontinued operations	0.01	0.01	0.07	0.09
Diluted net income (loss) per share	$0.34	$(0.01)	$2.28	$2.25

Our consolidated net income (loss) during the three and nine month periods ended June 30, 2012 and 2011 was earned in each of our business segments as follows:

	Three Months Ended June 30
	2012	2011	Change
	(In thousands)
Natural gas distribution segment from continuing operations	$(2,777)	$(8,129)	$5,352
Regulated transmission and storage segment	20,144	10,552	9,592
Nonregulated segment	12,777	(3,897)	16,674

Net income (loss) from continuing operations	30,144	(1,474)	31,618
Net income from discontinued operations	988	908	80

Net income (loss)	$31,132	$(566)	$31,698

	Nine Months Ended June 30
	2012	2011	Change
	(In thousands)
Natural gas distribution segment from continuing operations	$143,429	$160,853	$(17,424)
Regulated transmission and storage segment	48,178	38,393	9,785
Nonregulated segment	10,235	(1,460)	11,695

Net income from continuing operations	201,842	197,786	4,056
Net income from discontinued operations	6,908	7,854	(946)

Net income	$208,750	$205,640	$3,110

Regulated operations contributed 59 percent and 95 percent to our consolidated net income for the three and nine month periods ended June 30, 2012. The following tables segregate our consolidated net income (loss) and diluted earnings per share between our regulated and nonregulated operations:

	Three Months Ended June 30
	2012	2011	Change
	(In thousands, except per share data)
Regulated operations	$17,367	$2,423	$14,944
Nonregulated operations	12,777	(3,897)	16,674

Net income (loss) from continuing operations	30,144	(1,474)	31,618
Net income from discontinued operations	988	908	80

Net income (loss)	$31,132	$(566)	$31,698

Diluted EPS from continuing regulated operations	$0.19	$0.02	$0.17
Diluted EPS from nonregulated operations	0.14	(0.04)	0.18

Diluted EPS from continuing operations	0.33	(0.02)	0.35
Diluted EPS from discontinued operations	0.01	0.01	—

Consolidated diluted EPS	$0.34	$(0.01)	$0.35

	Nine Months Ended June 30
	2012	2011	Change
	(In thousands, except per share data)
Regulated operations	$191,607	$199,246	$(7,639)
Nonregulated operations	10,235	(1,460)	11,695

Net income from continuing operations	201,842	197,786	4,056
Net income from discontinued operations	6,908	7,854	(946)

Net income	$208,750	$205,640	$3,110

Diluted EPS from continuing regulated operations	$2.10	$2.18	$(0.08)
Diluted EPS from nonregulated operations	0.11	(0.02)	0.13

Diluted EPS from continuing operations	2.21	2.16	0.05
Diluted EPS from discontinued operations	0.07	0.09	(0.02)

Consolidated diluted EPS	$2.28	$2.25	$0.03

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

As discussed above, on August 1, 2012, we completed the sale of substantially all of our natural gas distribution operations in Missouri, Illinois and Iowa. The results of these operations have been separately reported in the following tables as discontinued operations and exclude general corporate overhead and interest expense that would normally be allocated to these operations.

On August 8, 2012, we announced that we had entered into a definitive agreement to sell our natural gas distribution operations in Georgia. The results of these operations are classified as continuing operations at June 30, 2012.

Three Months Ended June 30, 2012 compared with Three Months Ended June 30, 2011

Financial and operational highlights for our natural gas distribution segment for the three months ended June 30, 2012 and 2011 are presented below.

	Three Months Ended June 30
	2012	2011	Change
	(In thousands, unless otherwise noted)
Gross profit	$200,678	$200,192	$486
Operating expenses	176,768	183,437	(6,669)

Operating income	23,910	16,755	7,155
Miscellaneous expense	(926)	(1,153)	227
Interest charges	27,834	28,042	(208)

Loss from continuing operations before income taxes	(4,850)	(12,440)	7,590
Income tax benefit	(2,073)	(4,311)	2,238

Loss from continuing operations	(2,777)	(8,129)	5,352
Income from discontinued operations, net of tax	988	908	80

Net loss	$(1,789)	$(7,221)	$5,432

Consolidated natural gas distribution sales volumes from continuing operations — MMcf	33,407	37,011	(3,604)
Consolidated natural gas distribution transportation volumes from continuing operations — MMcf	30,312	29,955	357

Consolidated natural gas distribution throughput from continuing operations — MMcf	63,719	66,966	(3,247)
Consolidated natural gas distribution throughput from discontinued operations — MMcf	1,981	2,128	(147)

Total consolidated natural gas distribution throughput — MMcf	65,700	69,094	(3,394)

Consolidated natural gas distribution average transportation revenue per Mcf	$0.43	$0.46	$(0.03)
Consolidated natural gas distribution average cost of gas per Mcf sold	$3.73	$5.59	$(1.86)

The $0.5 million increase in natural gas distribution gross profit was primarily due to a $4.5 million net increase in rate adjustments, primarily in our Mid-Tex, Kentucky, Louisiana and Mississippi service areas.

These increases were partially offset by a $3.3 million decrease in revenue-related taxes in our Mid-Tex, West Texas and Mississippi service areas, primarily due to lower revenues on which the tax is calculated.

Results for the third fiscal quarter were also unfavorably impacted by a five percent decrease in total consolidated throughput compared to the prior year. However, the impact to gross profit was mitigated by favorable rate designs that substantially lessened the impact of warm weather in most of our natural gas distribution service areas.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income decreased $6.7 million primarily due to the following:

•	$5.3 million decrease in taxes, other than income.

•	$1.4 million decrease in legal costs.

•	$1.4 million decrease due to the establishment of regulatory assets for pension and postretirement costs.

These decreases were partially offset by a $1.9 million increase in depreciation and amortization associated with an increase in our net plant as a result of our capital investments in the prior year.

The following table shows our operating income from continuing operations by natural gas distribution division, in order of total rate base, for the three months ended June 30, 2012 and 2011. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended June 30
	2012	2011	Change
	(In thousands)
Mid-Tex	$5,845	$759	$5,086
Kentucky/Mid-States	5,189	4,832	357
Louisiana	6,880	6,779	101
West Texas	353	605	(252)
Mississippi	1,785	(615)	2,400
Colorado-Kansas	1,466	3,304	(1,838)
Other	2,392	1,091	1,301

Total	$23,910	$16,755	$7,155

Nine Months Ended June 30, 2012 compared with Nine Months Ended June 30, 2011

Financial and operational highlights for our natural gas distribution segment for the nine months ended June 30, 2012 and 2011 are presented below.

	Nine Months Ended June 30
	2012	2011	Change
	(In thousands, unless otherwise noted)
Gross profit	$872,565	$870,132	$2,433
Operating expenses	551,003	545,917	5,086

Operating income	321,562	324,215	(2,653)
Miscellaneous income (expense)	(1,949)	18,305	(20,254)
Interest charges	84,522	87,344	(2,822)

Income from continuing operations before income taxes	235,091	255,176	(20,085)
Income tax expense	91,662	94,323	(2,661)

Income from continuing operations	143,429	160,853	(17,424)
Income from discontinued operations, net of tax	6,908	7,854	(946)

Net income	$150,337	$168,707	$(18,370)

Consolidated natural gas distribution sales volumes from continuing operations — MMcf	221,466	253,665	(32,199)
Consolidated natural gas distribution transportation volumes from continuing operations — MMcf	100,021	99,551	470

Consolidated natural gas distribution throughput from continuing operations — MMcf	321,487	353,216	(31,729)
Consolidated natural gas distribution throughput from discontinued operations — MMcf	10,855	12,723	(1,868)

Total consolidated natural gas distribution throughput — MMcf	332,342	365,939	(33,597)

Consolidated natural gas distribution average transportation revenue per Mcf	$0.44	$0.47	$(0.03)
Consolidated natural gas distribution average cost of gas per Mcf sold	$4.70	$5.21	$(0.51)

The $2.4 million increase in natural gas distribution gross profit was primarily due to a $15.5 million net increase in rate adjustments, primarily in the Mid-Tex, Louisiana, Mississippi, Kentucky and West Texas service areas.

These increases were partially offset by the following:

•	$8.9 million decrease in revenue-related taxes in our Mid-Tex, West Texas and Mississippi service areas, primarily due to lower revenues on which the tax is calculated.

•

$3.1 million decrease due to a nine percent decrease in consolidated throughput caused principally by lower residential and commercial consumption combined with warmer weather in the current period compared to the same period last year in most of our service areas.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income increased $5.1 million primarily due to the following:

•	$8.1 million increase in depreciation and amortization associated with an increase in our net plant as a result of our capital investments in the prior year.

•	$5.9 million net increase in legal and other administrative costs.

•	$1.7 million increase in software maintenance costs.

These increases were partially offset by the following:

•	$5.5 million decrease in operating expenses due to increased capital spending and warmer weather allowing us time to complete more capital work than in the prior year.

•	$2.9 million decrease associated with the aforementioned regulatory asset.

Net income for this segment for the prior-year period was favorably impacted by a $21.8 million pre-tax gain recognized in March 2011 as a result of unwinding two Treasury locks ($13.3 million, net of tax) and a $5.0 million income tax benefit related to the administrative settlement of various income tax positions.

The following table shows our operating income from continuing operations by natural gas distribution division, in order of total rate base, for the nine months ended June 30, 2012 and 2011. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Nine Months Ended June 30
	2012	2011	Change
	(In thousands)
Mid-Tex	$142,595	$140,674	$1,921
Kentucky/Mid-States	46,162	50,522	(4,360)
Louisiana	44,551	44,975	(424)
West Texas	29,017	29,405	(388)
Mississippi	29,454	27,604	1,850
Colorado-Kansas	23,627	26,256	(2,629)
Other	6,156	4,779	1,377

Total	$321,562	$324,215	$(2,653)

Recent Ratemaking Developments

Significant ratemaking developments that occurred during the nine months ended June 30, 2012 are discussed below. The amounts described below represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling.

Annual net operating income increases totaling $9.9 million resulting from ratemaking activity became effective in the nine months ended June 30, 2012 as summarized below:

Rate Action	Annual Increase to Operating Income
(In thousands)
Rate case filings	$545
Infrastructure programs	4,488
Annual rate filing mechanisms	4,720
Other rate activity	167

$9,920

Additionally, the following ratemaking efforts were in progress during the third quarter of fiscal 2012 but had not been completed as of June 30, 2012.

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Mid-Tex	Rate Case	RRC	$46,537
West Texas	Rate Case	RRC	9,427
Colorado-Kansas	Rate Case(1)	Kansas	5,498
Louisiana	Rate Stabilization Clause(2)	LGS	1,823
Kentucky/Mid-States	PRP(3)	Georgia	1,079
Kentucky/Mid-States	Rate Case	Tennessee	11,230

			$75,594

(1)

Atmos Energy and Commission Staff reached a settlement for an increase in operating income of $3.8 million. A hearing on the settlement was conducted on July 18, 2012 and a final order is due before the end of the fiscal year.

(2)	The Louisiana Commission Staff recommended an operating income increase of $2.3 million effective July 1, 2012, which the Commission accepted.

(3)	The Pipeline Replacement Program (PRP) surcharge relates to a long-term cast iron replacement program.

Rate Case Filings

A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return to our shareholders and ensure that we continue to deliver reliable, reasonably priced natural gas service to our customers. The following table summarizes the rate case that was completed during the nine months ended June 30, 2012.

Division	State	Increase in Annual Operating Income	Effective Date
		(In thousands)
2012 Rate Case Filings:
West Texas — Environs	Texas	$545	11/08/2011

Total 2012 Rate Case Filings		$545

Infrastructure Programs

Infrastructure programs such as the Gas Reliability Infrastructure Program (GRIP) allow natural gas distribution companies the opportunity to include in their rate base annually approved capital costs incurred in the prior calendar year. As of June 30, 2012, we had infrastructure programs in Texas, Georgia, Missouri and Kentucky. The following table summarizes our infrastructure program filings with effective dates occurring during the nine months ended June 30, 2012.

Division	Period End	Incremental Net Utility Plant Investment	Increase in Annual Operating Income	Effective Date
		(In thousands)	(In thousands)
2012 Infrastructure Programs:
Mid-Tex Unincorporated (Environs)(1)	12/2011	$145,671	$744	06/26/2012
Kentucky/Mid-States — Georgia	09/2010	7,160	1,215	10/01/2011
Kentucky/Mid-States — Kentucky	09/2012	17,347	2,529	10/01/2011

Total 2012 Infrastructure Programs		$170,178	$4,488

(1)

Incremental net utility plant investment represents the system-wide incremental investment for the Mid-Tex Division. The increase in annual operating income is for the unincorporated areas of the Mid-Tex Division only.

Annual Rate Filing Mechanisms

As an instrument to reduce regulatory lag, annual rate filing mechanisms allow us to refresh our rates on a periodic basis without filing a formal rate case. However, these filings still involve discovery by the appropriate regulatory authorities prior to the final determination of rates under these mechanisms. We currently have annual rate filing mechanisms in our Louisiana and Mississippi divisions and the Georgia service area in our Kentucky/Mid-States Division. The Company is requesting new annual rate filing mechanisms as part of our ongoing rate cases in our Mid-Tex and West Texas divisions to replace the annual mechanisms that expired for significant portions of these service areas in 2011. These mechanisms are referred to as rate review mechanisms in our Mid-Tex and West Texas divisions, stable rate filings in the Mississippi Division and a rate stabilization clause in the Louisiana Division. The following table summarizes filings made under our various annual rate filing mechanisms for the nine months ended June 30, 2012.

Division	Jurisdiction	Test Year Ended	Additional Annual Operating Income	Effective Date
			(In thousands)
2012 Filings:
Mid-Tex	Dallas	09/30/2011	$1,204	06/01/2012
Louisiana	Trans La	09/30/2011	11	04/01/2012
Kentucky/Mid-States	Georgia	09/30/2011	(818)	02/01/2012
Mississippi	Mississippi	06/30/2011	4,323	01/11/2012

Total 2012 Filings			$4,720

Other Ratemaking Activity

The following table summarizes other ratemaking activity during the nine months ended June 30, 2012:

Division	Jurisdiction	Rate Activity		Additional Annual Operating Income	Effective Date
				(In thousands)
2012 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem	(1)	$167	01/14/2012

Total 2012 Other Rate Activity				$167

(1)	The Ad Valorem filing relates to a collection of property taxes in excess of the amount included in our Kansas area’s base rates.

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

Three Months Ended June 30, 2012 compared with Three Months Ended June 30, 2011

Financial and operational highlights for our regulated transmission and storage segment for the three months ended June 30, 2012 and 2011 are presented below.

	Three Months Ended June 30
	2012	2011	Change
	(In thousands, unless otherwise noted)
Mid-Tex transportation	$43,693	$32,098	$11,595
Third-party transportation	17,281	16,518	763
Storage and park and lend services	1,484	1,802	(318)
Other	4,615	3,152	1,463

Gross profit	67,073	53,570	13,503
Operating expenses	28,063	29,305	(1,242)

Operating income	39,010	24,265	14,745
Miscellaneous expense	(298)	(312)	14
Interest charges	7,353	7,653	(300)

Income before income taxes	31,359	16,300	15,059
Income tax expense	11,215	5,748	5,467

Net income	$20,144	$10,552	$9,592

Gross pipeline transportation volumes — MMcf	146,170	141,294	4,876

Consolidated pipeline transportation volumes — MMcf	118,678	112,564	6,114

The $13.5 million increase in regulated transmission and storage gross profit compared to the prior-year quarter was primarily a result of the GRIP filings approved by the RRC during fiscal 2011 and 2012. During fiscal 2011, the Commission approved the Atmos Pipeline — Texas GRIP filing with an annual operating income increase of $12.6 million that went into effect in the fiscal fourth quarter. On April 10, 2012, the RRC approved the Atmos Pipeline — Texas GRIP filing with an annual operating income increase of $14.7 million that went into effect with bills rendered on and after April 10, 2012.

The GRIP filings approved in fiscal 2011 and 2012 increased quarter-over-quarter gross profit by $9.1 million. In addition, excess retention gas sales increased gross profit by $1.6 million.

Operating expenses decreased $1.2 million primarily due to a $2.6 million decrease in outside services and materials and supplies as a result of increased capital spending in the current-year quarter, partially offset by a $1.0 million increase in depreciation expense, resulting from the rate case and a higher investment in plant.

Nine Months Ended June 30, 2012 compared with Nine Months Ended June 30, 2011

Financial and operational highlights for our regulated transmission and storage segment for the nine months ended June 30, 2012 and 2011 are presented below.

	Nine Months Ended June 30
	2012	2011	Change
	(In thousands, unless otherwise noted)
Mid-Tex transportation	$120,150	$92,729	$27,421
Third-party transportation	46,529	49,841	(3,312)
Storage and park and lend services	5,157	6,191	(1,034)
Other	10,033	8,792	1,241

Gross profit	181,869	157,553	24,316
Operating expenses	84,017	79,373	4,644

Operating income	97,852	78,180	19,672
Miscellaneous income (expense)	(634)	5,267	(5,901)
Interest charges	22,176	23,802	(1,626)

Income before income taxes	75,042	59,645	15,397
Income tax expense	26,864	21,252	5,612

Net income	$48,178	$38,393	$9,785

Gross pipeline transportation volumes — MMcf	483,360	468,943	14,417

Consolidated pipeline transportation volumes — MMcf	333,341	305,898	27,443

The $24.3 million increase in regulated transmission and storage gross profit compared to the prior-year period was primarily a result of the previously discussed rate design changes approved in the rate case in the prior year. Therefore, despite an eight percent decrease in throughput to our Mid-Tex Division, we experienced a 30 percent increase in gross profit from Mid-Tex transportation.

For the year-to-date period, the enhanced rate design resulted in a $32.4 million increase in gross profit compared to the prior-year period. This increase was partially offset by the following:

•

$4.4 million decrease in third-party transportation fees. Throughput associated with third-party transportation increased nine percent due to the execution of new delivery contracts with local producers in the Barnett Shale region. However, these increases were more than offset by lower transportation rates.

•	$2.5 million decrease associated with lower throughput to our Mid-Tex Division.

Operating expenses increased $4.6 million primarily due to a $4.9 million increase in depreciation expense, resulting from the rate case and a higher investment in net plant.

Net income for this segment for the prior-year period was favorably impacted by a $6.0 million pre-tax gain recognized in March 2011 as a result of unwinding two Treasury locks ($3.9 million, net of tax).

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

Three Months Ended June 30, 2012 compared with Three Months Ended June 30, 2011

Financial and operational highlights for our nonregulated segment for the three months ended June 30, 2012 and 2011 are presented below. Gross profit margin consists primarily of margins earned from the delivery of gas and related services requested by our customers, margins earned from storage and transportation services and margins earned from asset optimization activities, which are derived from the utilization of our proprietary and managed third-party storage and transportation assets to capture favorable arbitrage spreads through natural gas trading activities.

	Three Months Ended June 30
	2012	2011	Change
	(In thousands, unless otherwise noted)
Realized margins
Gas delivery and related services	$9,637	$11,631	$(1,994)
Storage and transportation services	3,313	4,042	(729)
Other	791	1,177	(386)

	13,741	16,850	(3,109)
Asset optimization(1)	14,600	(3,623)	18,223

Total realized margins	28,341	13,227	15,114
Unrealized margins	3,080	178	2,902

Gross profit	31,421	13,405	18,016
Operating expenses, excluding asset impairments	9,553	9,359	194
Asset impairments	—	10,988	(10,988)

Operating income (loss)	21,868	(6,942)	28,810
Miscellaneous income	136	168	(32)
Interest charges	595	283	312

Income (loss) before income taxes	21,409	(7,057)	28,466
Income tax expense (benefit)	8,632	(3,160)	11,792

Net income (loss)	$12,777	$(3,897)	$16,674

Gross nonregulated delivered gas sales volumes — MMcf	89,682	104,658	(14,976)

Consolidated nonregulated delivered gas sales volumes — MMcf	79,658	88,382	(8,724)

Net physical position (Bcf)	30.3	16.7	13.6

(1)	Net of storage fees of $4.2 million and $3.8 million.

Results for our nonregulated operations during the third fiscal quarter continue to be adversely influenced by unfavorable natural gas market conditions. Historically high natural gas storage levels caused by strong domestic natural gas production caused natural gas prices to remain relatively low during our fiscal third quarter. Additionally, we continue to experience compressed spot to forward spread values and basis differentials.

We anticipate these natural gas market conditions will continue for the foreseeable future. As a result, we anticipate that basis differentials will remain compressed and spot-to-forward price volatility will remain relatively low. Accordingly, although we anticipate continuing to profit on a fiscal-year basis from our nonregulated activities, we anticipate per-unit margins from our delivered gas activities and margins earned from our asset optimization activities will be lower than in previous years for the foreseeable future.

Realized margins for gas delivery, storage and transportation services and other services were $13.7 million during the three months ended June 30, 2012 compared with $16.9 million for the prior-year quarter. The decrease primarily reflects a 10 percent decrease in consolidated sales volumes due to lower demand from industrial customers and lower deliveries to power generation customers due to milder weather compared to the prior-year quarter.

Asset optimization margins increased $18.2 million from the prior-year quarter primarily due to realized gains earned from AEM’s trading strategy executed earlier in the fiscal year. During the first six months of fiscal 2012, AEM took advantage of falling natural gas prices by injecting gas into storage and rolling financial positions scheduled to settle during the third and fourth fiscal quarters of fiscal 2012. These gains were partially offset by increased storage fees associated with increased park and loan activity.

The $2.9 million increase in unrealized margins primarily reflects the impact of falling prices on our physical inventory as this hedged inventory is marked to market.

In the prior-year quarter we recorded an $11.0 million asset impairment charge related to our investment in certain natural gas gathering assets.

Nine Months Ended June 30, 2012 compared with Nine Months Ended June 30, 2011

Financial and operational highlights for our nonregulated segment for the nine months ended June 30, 2012 and 2011 are presented below.

	Nine Months Ended June 30
	2012	2011	Change
	(In thousands, unless otherwise noted)
Realized margins
Gas delivery and related services	$35,021	$46,842	$(11,821)
Storage and transportation services	9,953	10,913	(960)
Other	2,804	3,956	(1,152)

	47,778	61,711	(13,933)
Asset optimization(1)	(17,039)	(344)	(16,695)

Total realized margins	30,739	61,367	(30,628)
Unrealized margins	11,858	(2,726)	14,584

Gross profit	42,597	58,641	(16,044)
Operating expenses, excluding asset impairments	24,457	30,200	(5,743)
Asset impairments	—	30,270	(30,270)

Operating income (loss)	18,140	(1,829)	19,969
Miscellaneous income	739	764	(25)
Interest charges	1,686	1,759	(73)

Income (loss) before income taxes	17,193	(2,824)	20,017
Income tax expense (benefit)	6,958	(1,364)	8,322

Net income (loss)	$10,235	$(1,460)	$11,695

Gross nonregulated delivered gas sales volumes — MMcf	307,800	339,747	(31,947)

Consolidated nonregulated delivered gas sales volumes — MMcf	270,372	290,486	(20,114)

Net physical position (Bcf)	30.3	16.7	13.6

(1)	Net of storage fees of $13.7 million and $10.7 million.

Realized margins for gas delivery, storage and transportation services and other services were $47.8 million during the nine months ended June 30, 2012 compared with $61.7 million for the prior-year period. The decrease reflects the following:

•	A seven percent decrease in consolidated sales volumes. The decrease was largely attributable to warmer weather, which reduced sales to utility, municipal and other weather-sensitive customers.

•

A decrease in gas delivery per-unit margins from $0.14/Mcf in the prior-year period to $0.11/Mcf in the current-year period primarily due to lower basis differentials resulting from increased natural gas supply and increased transportation costs. The decrease in basis differentials was partially offset by increased fees earned from certain transportation arrangements and the receipt of a one-time refund of transportation demand fees from one of our transporters.

Asset optimization margins decreased $16.7 million from the prior-year period. The period-over-period decrease primarily reflects AEH’s decision during the first six months of fiscal 2012 to take advantage of falling natural gas prices by purchasing and injecting gas into storage and rolling financial positions scheduled to settle during the third and fourth quarter of fiscal 2012. As a result of this decision and falling prices, we realized significantly higher losses on the settlement of financial instruments used to hedge our natural gas purchases during the first two quarters of fiscal 2012.

Additionally, AEH experienced increased storage fees associated with increased park and loan activity. Finally, AEH incurred a $1.7 million charge in the first fiscal quarter to write down to market certain natural gas inventory that no longer qualified for fair value hedge accounting.

Unrealized margins increased $14.6 million in the current period compared to the prior-year period primarily due to the timing of year-over-year realized margins.

Operating expenses, excluding asset impairments decreased $5.7 million primarily due to lower employee-related expenses. Asset impairments include the aforementioned pre-tax impairment charge recorded in the prior-year period related to the write-off of certain natural gas gathering assets as well as an asset impairment charge of $19.3 million recorded in March 2011 related to our investment in our Fort Necessity storage project.

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

As discussed in Note 6, our Unsecured 5.125% Senior Notes were scheduled to mature in January 2013. On July 27, 2012 we issued a notice of early redemption of these notes on August 28, 2012. We intend to initially fund the redemption through the issuance of commercial paper. Shortly thereafter, we intend to enter into a short-term financing facility to repay the commercial paper borrowings utilized to redeem the notes. The short-term facility is expected to be repaid with the proceeds received from the issuance of new unsecured notes anticipated to occur in January 2013. In August 2011, we entered into three Treasury lock agreements to fix the Treasury yield component of the interest cost associated with the anticipated issuances of these senior notes. We designated all of these Treasury locks as cash flow hedges.

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

Cash flows from operating, investing and financing activities for the nine months ended June 30, 2012 and 2011 are presented below.

	Nine Months Ended June 30
	2012	2011	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$518,806	$519,562	$(756)
Investing activities	(501,621)	(393,656)	(107,965)
Financing activities	(120,898)	(140,429)	19,531

Change in cash and cash equivalents	(103,713)	(14,523)	(89,190)
Cash and cash equivalents at beginning of period	131,419	131,952	(533)

Cash and cash equivalents at end of period	$27,706	$117,429	$(89,723)

Cash flows from operating activities

Period-over-period changes in our operating cash flows are primarily attributable to changes in net income and working capital changes, particularly within our natural gas distribution segment resulting from the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.

For the nine months ended June 30, 2012, we generated operating cash flow of $518.8 million from operating activities compared with $519.6 million for the nine months ended June 30, 2011. The $0.8 million decrease in operating cash flows primarily reflects the $46.6 million increase in contributions made to our pension and postretirement plans during the first nine months of fiscal 2012, offset by changes in working capital.

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

Capital expenditures for fiscal 2012 are currently expected to range from $690 million to $710 million. For the nine months ended June 30, 2012, capital expenditures were $497.4 million compared with $390.3 million for the nine months ended June 30, 2011. The $107.1 million increase in capital expenditures primarily reflects spending for the steel service line replacement program in the Mid-Tex Division and other infrastructure replacement projects in our Mid-Tex, West Texas and Kentucky service areas, the development of new customer billing and information systems for our natural gas distribution segment and increased capital spending to increase the capacity on our Atmos Pipeline – Texas system.

Cash flows from financing activities

For the nine months ended June 30, 2012, our financing activities used $120.9 million of cash compared with $140.4 million of cash used in the prior-year period, primarily due to lower cash outflows associated with our short-term and long-term debt instruments, as follows:

•	$125.4 million for short-term debt repayments. In the current-year period, $6.7 million of short-term debt was repaid, compared with $132.1 million in the prior-year period.

•	$357.7 million for scheduled long-term debt repayments. In the current-year period, $2.4 million of long-term debt was repaid, compared with $360.1 million in the prior-year period.

The lower repayment activity was partially offset by:

•	$394.6 million and $20.1 million less cash received related to the issuance of long-term debt and the related settlement of Treasury locks in the prior year.

•	$27.8 million less cash received related to the unwinding of two Treasury locks in the prior year.

•	$12.5 million additional cash used to repurchase common stock as part of our share buyback program.

•	$7.3 million less cash received from proceeds related to the issuance of common stock.

The following table summarizes our share issuances for the nine months ended June 30, 2012 and 2011.

	Nine Months Ended June 30
	2012	2011
Shares issued:
1998 Long-Term Incentive Plan	414,778	663,555
Outside Directors Stock-for-Fee Plan	1,823	1,801

Total shares issued	416,601	665,356

The year-over-year decrease in the number of shares issued primarily reflects the significant number of stock options exercised in the prior year. During the current-year period, we cancelled and retired 152,427 shares attributable to federal withholdings on equity awards and repurchased and retired 387,991 shares through our 2011 share repurchase program described in Note 7.

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

We finance our short-term borrowing requirements through a combination of a $750.0 million commercial paper program under our $750 million unsecured five-year credit facility and four committed revolving credit facilities with third-party lenders that provided approximately $1.0 billion of working capital funding. As of June 30, 2012, the amount available to us under our credit facilities, net of outstanding letters of credit, was $658.6 million.

Shelf Registration

We have an effective shelf registration statement with the Securities and Exchange Commission (SEC) that permits us to issue a total of $1.3 billion in common stock and/or debt securities. The shelf registration statement has been approved by all requisite state regulatory commissions. Due to certain restrictions imposed by one state regulatory commission on our ability to issue securities under the new registration statement, we were able to issue a total of $950 million in debt securities and $350 million in equity securities. At June 30, 2012, $900 million was available for issuance. With the closing of the sale of our Missouri, Illinois and Iowa operations on August 1, 2012, there are no longer any restrictions on our ability to issue either debt or equity under the shelf until it expires in March 2013.

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

Our debt is rated by three rating agencies: Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings, Ltd. (Fitch). As of June 30, 2012, all three ratings agencies maintained a stable outlook. Our current debt ratings are all considered investment grade and are as follows:

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

Debt Covenants

We were in compliance with all of our debt covenants as of June 30, 2012. Our debt covenants are described in greater detail in Note 6 to the unaudited condensed consolidated financial statements.

Capitalization

The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of June 30, 2012, September 30, 2011 and June 30, 2011:

	June 30, 2012		September 30, 2011		June 30, 2011
	(In thousands, except percentages)
Short-term debt	$213,491	4.5%	$206,396	4.4%	$—	—
Long-term debt	2,206,420	46.2%	2,208,551	47.3%	2,208,540	48.6%
Shareholders’ equity	2,354,925	49.3%	2,255,421	48.3%	2,335,824	51.4%

Total	$4,774,836	100.0%	$4,670,368	100.0%	$4,544,364	100.0%

Total debt as a percentage of total capitalization, including short-term debt, was 50.7 percent at June 30, 2012, 51.7 percent at September 30, 2011 and 48.6 percent at June 30, 2011. Our ratio of total debt to capitalization is typically greater during the winter heating season as we incur short-term debt to fund natural gas purchases and meet our working capital requirements. We intend to maintain our debt to capitalization ratio in a target range of 50 to 55 percent.

Contractual Obligations and Commercial Commitments

Significant commercial commitments are described in Note 9 to the unaudited condensed consolidated financial statements. There were no significant changes in our contractual obligations and commercial commitments during the nine months ended June 30, 2012.

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

The following table shows the components of the change in fair value of our natural gas distribution segment’s financial instruments for the three and nine months ended June 30, 2012 and 2011:

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
	(In thousands)
Fair value of contracts at beginning of period	$(47,532)	$30,533	$(79,277)	$(49,600)
Contracts realized/settled	(351)	(13)	(31,888)	(51,058)
Fair value of new contracts	1,251	1,801	874	2,872
Other changes in value	(46,227)	(34,845)	17,432	95,262

Fair value of contracts at end of period	$(92,859)	$(2,524)	$(92,859)	$(2,524)

The fair value of our natural gas distribution segment’s financial instruments at June 30, 2012 is presented below by time period and fair value source:

	Fair Value of Contracts at June 30, 2012
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(94,066)	$1,207	$—	$—	$(92,859)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(94,066)	$1,207	$—	$—	$(92,859)

The following table shows the components of the change in fair value of our nonregulated segment’s financial instruments for the three and nine months ended June 30, 2012 and 2011:

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
	(In thousands)
Fair value of contracts at beginning of period	$(2,574)	$(12,942)	$(25,050)	$(12,374)
Contracts realized/settled	(7,066)	3,357	24,162	3,282
Fair value of new contracts	—	—	—	—
Other changes in value	5,080	(1,824)	(3,672)	(2,317)

Fair value of contracts at end of period	(4,560)	(11,409)	(4,560)	(11,409)
Netting of cash collateral	5,684	15,382	5,684	15,382

Cash collateral and fair value of contracts at period end	$1,124	$3,973	$1,124	$3,973

The fair value of our nonregulated segment’s financial instruments at June 30, 2012 is presented below by time period and fair value source:

	Fair Value of Contracts at June 30, 2012
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(6,403)	$1,859	$(16)	$—	$(4,560)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(6,403)	$1,859	$(16)	$—	$(4,560)

Pension and Postretirement Benefits Obligations

For the nine months ended June 30, 2012 and 2011, our total net periodic pension and other benefits costs were $51.9 million and $42.7 million. A substantial portion of those costs relating to our natural gas distribution operations are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

Our fiscal 2012 costs were determined using a September 30, 2011 measurement date. As of September 30, 2011, interest and corporate bond rates utilized to determine our discount rates were lower than the interest and corporate bond rates as of September 30, 2010, the measurement date for our fiscal 2011 net periodic cost. Accordingly, we decreased our discount rate used to determine our fiscal 2012 pension and benefit costs to 5.05 percent. We reduced the expected return on our pension plan assets to 7.75 percent, based on historical experience and the current market projection of the target asset allocation. Accordingly, our fiscal 2012 pension and postretirement medical costs for the nine months ended June 30, 2012 were higher than the prior-year period.

The amounts we fund our defined benefit plans with are determined in accordance with the PPA and are influenced by the discount rate and funded position of the plans when the funding requirements are determined on January 1 of each year. We completed our valuation for fiscal 2012 during the second fiscal quarter and as a result of lower asset returns and a year-over-year 92 basis point decline in the discount rate used to value our qualified pension liabilities, we were required to contribute $23.0 million to the plans. During the nine months ended June 30, 2012, we contributed $40.3 million to our defined benefit plans and we anticipate contributing approximately $6 million during the remainder of the fiscal year. Additionally, we contributed $15.4 million to our postretirement medical plans during the nine months ended June 30, 2012 and anticipate contributing between $5 million and $10 million to these plans during the remainder of the fiscal year. We believe our cash flows from operations are sufficient to fund these contributions.

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

OPERATING STATISTICS AND OTHER INFORMATION

The following tables present certain operating statistics for our natural gas distribution, regulated transmission and storage and nonregulated segments for the three and nine month periods ended June 30, 2012 and 2011.

Natural Gas Distribution Sales and Statistical Data — Continuing Operations

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
METERS IN SERVICE, end of period
Residential	2,851,606	2,845,554	2,851,606	2,845,554
Commercial	259,498	258,448	259,498	258,448
Industrial	2,250	2,319	2,250	2,319
Public authority and other	10,239	10,206	10,239	10,206

Total meters	3,123,593	3,116,527	3,123,593	3,116,527

INVENTORY STORAGE BALANCE — Bcf	38.6	36.3	38.6	36.3
SALES VOLUMES — MMcf (2)
Gas sales volumes
Residential	14,555	17,077	128,157	150,154
Commercial	13,684	14,149	71,955	79,632
Industrial	3,508	3,922	13,617	15,115
Public authority and other	1,660	1,863	7,737	8,764

Total gas sales volumes	33,407	37,011	221,466	253,665
Transportation volumes	31,384	31,036	103,420	102,824

Total throughput	64,791	68,047	324,886	356,489

OPERATING REVENUES (000’s)(2)
Gas sales revenues
Residential	$190,773	$232,725	$1,217,390	$1,379,223
Commercial	94,137	118,916	513,029	593,860
Industrial	13,669	22,525	65,524	85,641
Public authority and other	7,551	12,013	46,794	58,096

Total gas sales revenues	306,130	386,179	1,842,737	2,116,820
Transportation revenues	13,288	13,946	44,017	47,364
Other gas revenues	5,633	6,906	20,597	23,723

Total operating revenues	$325,051	$407,031	$1,907,351	$2,187,907

Average transportation revenue per Mcf(1)	$0.43	$0.45	$0.43	$0.46
Average cost of gas per Mcf sold(1)	$3.73	$5.59	$4.70	$5.21

See footnote following these tables.

Natural Gas Distribution Sales and Statistical Data — Discontinued Operations

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
Meters in service, end of period	82,687	83,109	82,687	83,109
Inventory storage balance — Bcf	1.7	2.0	1.7	2.0
Sales volumes — MMcf
Total gas sales volumes	698	936	6,221	7,910
Transportation volumes	1,283	1,192	4,634	4,813

Total throughput	1,981	2,128	10,855	12,723

Operating revenues (000’s)	$8,745	$11,524	$58,570	$71,047

Regulated Transmission and Storage and Nonregulated Operations Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
CUSTOMERS, end of period
Industrial	797	764	797	764
Municipal	141	61	141	61
Other	433	511	433	511

Total	1,371	1,336	1,371	1,336

NONREGULATED INVENTORY STORAGE
BALANCE — Bcf	33.3	21.4	33.3	21.4
REGULATED TRANSMISSION AND
STORAGE VOLUMES — MMcf (2)	146,170	141,294	483,360	468,943
NONREGULATED DELIVERED GAS SALES
VOLUMES —MMcf(2)	89,682	104,658	307,800	339,747
OPERATING REVENUES (000’s) (2)
Regulated transmission and storage	$67,073	$53,570	$181,869	$157,553
Nonregulated	256,250	491,285	1,071,189	1,550,456

Total operating revenues	$323,323	$544,855	$1,253,058	$1,708,009

Notes to preceding tables:

(1)	Statistics are shown on a consolidated basis.

(2)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

RECENT ACCOUNTING DEVELOPMENTS

Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. During the nine months ended June 30, 2012, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of the fiscal year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the nine months ended June 30, 2012, except as noted in Note 9 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 13 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 28, 2011, the Board of Directors approved a new program authorizing the repurchase of up to five million shares of common stock over a five-year period. Although the program is authorized for a five-year period, it may be terminated or limited at any time. Shares may be repurchased in the open market or in privately negotiated transactions in amounts the Company deems appropriate. The program is primarily intended to minimize the dilutive effect of equity grants under various benefit related incentive compensation plans of the Company. We did not repurchase any shares during the third quarter of fiscal 2012. At June 30, 2012, there were 4,612,009 shares of repurchase authority remaining under the program.

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
Fred E. Meisenheimer Senior Vice President and Chief Financial Officer (Duly authorized signatory)

Date: August 9, 2012

EXHIBITS INDEX

Item 6

Exhibit Number	Description	Page Number or Incorporation by Reference to
12	Computation of ratio of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	These certifications, which were made pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Quarterly Report on Form 10-Q, will not be deemed to be filed with the Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.