Form 10-K
period 2012-09-30
ATMOS ENERGY CORP
filed 2012-11-13
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.45) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the common voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2012, was $2,764,486,845.

As of November 6, 2012, the registrant had 90,240,464 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed for the Annual Meeting of Shareholders on February 13, 2013, are incorporated by reference into Part III of this report.

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
APS	Atmos Pipeline and Storage, LLC
ATO	Trading symbol for Atmos Energy Corporation common stock on the New York Stock Exchange
Bcf	Billion cubic feet
COSO	Committee of Sponsoring Organizations of the Treadway Commission
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Ltd.
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
ISRS	Infrastructure System Replacement Surcharge
KPSC	Kentucky Public Service Commission
LTIP	1998 Long-Term Incentive Plan
Mcf	Thousand cubic feet
MDWQ	Maximum daily withdrawal quantity
Mid-Tex Cities	Represents 440 of the 441 incorporated cities, or approximately 80 percent of the Mid-Tex Division’s customers, with whom a settlement agreement was reached during the fiscal 2008 second quarter.
MMcf	Million cubic feet
Moody’s	Moody’s Investor Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
NYSE	New York Stock Exchange
PAP	Pension Account Plan
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
SRF	Stable Rate Filing
WNA	Weather Normalization Adjustment

PART I

The terms “we,” “our,” “us”, “Atmos Energy” and the “Company” refer to Atmos Energy Corporation and its subsidiaries, unless the context suggests otherwise.

ITEM 1.	Business.

Overview and Strategy

Atmos Energy Corporation, headquartered in Dallas, Texas, and incorporated in Texas and Virginia, is engaged primarily in the regulated natural gas distribution and transmission and storage businesses as well as other nonregulated natural gas businesses. We deliver natural gas through regulated sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers in nine states located primarily in the South, which makes us one of the country’s largest natural-gas-only distributors based on number of customers. We also operate one of the largest intrastate pipelines in Texas based on miles of pipe.

In August 2012, we completed the sale of our natural gas distribution operations in Missouri, Illinois and Iowa, representing approximately 84,000 customers and announced that we had entered into a definitive agreement to sell our natural gas distribution operations in Georgia, representing approximately 64,000 customers. After the closing of the Georgia transaction, we will operate in eight states.

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

We have delivered excellent shareholder value by growing our earnings and increasing our dividends for over 25 consecutive years. Through fiscal 2005, we achieved this record of growth through acquisitions while efficiently managing our operating and maintenance expenses and leveraging our technology to achieve more efficient operations. Since that time, we have achieved growth by implementing rate designs that reduce or eliminate regulatory lag and separate the recovery of our approved margins from customer usage patterns. In addition, we have developed various commercial opportunities within our regulated transmission and storage operations.

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

Natural Gas Distribution Segment Overview

Our natural gas distribution segment represents approximately 65 percent of our consolidated net income. This segment is comprised of the following six regulated divisions, presented in order of total rate base, covering service areas in nine states:

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

Revenues in this operating segment are established by regulatory authorities in the states in which we operate. These rates are intended to be sufficient to cover the costs of conducting business and to provide a reasonable return on invested capital. Our primary service areas are located in Colorado, Kansas, Kentucky, Louisiana, Mississippi, Tennessee and Texas. We have more limited service areas in Georgia and Virginia. See Note 6 in the consolidated financial statements for a description of the completed sale of our Missouri, Illinois and Iowa service areas and the anticipated sale of our Georgia distribution operations. In addition, we transport natural gas for others through our distribution system.

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

Finally, regulatory authorities have approved weather normalization adjustments (WNA) for approximately 97 percent of residential and commercial margins in our service areas as a part of our rates. WNA minimizes the effect of weather that is above or below normal by allowing us to increase customers’ bills to offset the effect of lower gas usage when weather is warmer than normal and decrease customers’ bills to offset the effect of higher gas usage when weather is colder than normal.

As of September 30, 2012 we had WNA for our residential and commercial meters in the following service areas for the following periods:

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

Except for local production purchases, we select our natural gas suppliers through a competitive bidding process by periodically requesting proposals from suppliers that have demonstrated that they can provide reliable service. We select these suppliers based on their ability to deliver gas supply to our designated firm pipeline receipt points at the lowest reasonable cost. Major suppliers during fiscal 2012 were Anadarko Energy Services, BP Energy Company, ConocoPhillips, Devon Gas Services, L.P., Enbridge Marketing (US) L.P., Iberdrola Renewables, Inc., National Fuel Marketing Company, LLC, Sequent Energy Management, L.P., Texla Energy Management, Inc. and Atmos Energy Marketing, LLC, our natural gas marketing subsidiary.

The combination of base load, peaking and spot purchase agreements, coupled with the withdrawal of gas held in storage, allows us the flexibility to adjust to changes in weather, which minimizes our need to enter into long-term firm commitments. We estimate our peak-day availability of natural gas supply to be approximately 4.4 Bcf. The peak-day demand for our natural gas distribution operations in fiscal 2012 was on February 11, 2012, when sales to customers reached approximately 3.0 Bcf.

Currently, our natural gas distribution divisions, except for our Mid-Tex Division, utilize 43 pipeline transportation companies, both interstate and intrastate, to transport our natural gas. The pipeline transportation agreements are firm and many of them have “pipeline no-notice” storage service, which provides for daily balancing between system requirements and nominated flowing supplies. These agreements have been negotiated with the shortest term necessary while still maintaining our right of first refusal. The natural gas supply for our Mid-Tex Division is delivered primarily by our Atmos Pipeline — Texas Division.

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

Below, we briefly describe our six natural gas distribution divisions. We operate in our service areas under terms of non-exclusive franchise agreements granted by the various cities and towns that we serve. At September 30, 2012, we held 1,006 franchises having terms generally ranging from five to 35 years. A significant number of our franchises expire each year, which require renewal prior to the end of their terms. We believe that we will be able to renew our franchises as they expire. Additional information concerning our natural gas distribution divisions is presented under the caption “Operating Statistics”.

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

Prior to fiscal 2008, this division operated under one system-wide rate structure. In fiscal 2008, we reached a settlement with cities representing approximately 80 percent of this division’s customers that allowed us to update rates for customers in these cities using an annual rate review mechanism (RRM) from fiscal 2008 through fiscal 2011, when the RRM was active. We filed a formal rate case for the Mid-Tex Division in fiscal 2012. After the conclusion of this rate case, we expect to negotiate a new rate review mechanism process. In June 2011, we reached an agreement with the City of Dallas to enter into the Dallas Annual Rate Review (DARR). This rate review provides for an annual rate review without the necessity of filing a general rate case. The first rates were implemented under the DARR in June 2012.

Atmos Energy Kentucky/Mid-States Division.    Our Kentucky/Mid-States Division currently operates in more than 230 communities across Georgia, Kentucky, Tennessee and Virginia. The service areas in these states are primarily rural; however, this division serves Franklin, Tennessee and other suburban areas of Nashville. We update our rates in this division through periodic formal rate filings made with each state’s public service commission.

On August 1, 2012, we completed the divestiture of our natural gas distribution operations in Missouri, Illinois and Iowa, representing approximately 84,000 customers in 189 communities, with some of the Missouri communities located in our Atmos Energy Colorado-Kansas Division. On August 8, 2012, we announced that we had entered into a definitive agreement to sell our natural gas distribution operations in Georgia, representing approximately 64,000 customers in 19 communities. See Note 6 in the consolidated financial statements for further information regarding these divestitures.

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

Atmos Energy West Texas Division.    Our West Texas Division serves approximately 80 communities in West Texas, including the Amarillo, Lubbock and Midland areas. Like our Mid-Tex Division, each municipality we serve has original jurisdiction over all gas distribution rates, operations and services within its city limits, with the RRC having exclusive appellate jurisdiction over the municipalities and exclusive original jurisdiction over rates and services provided to customers not located within the limits of a municipality. Prior to fiscal 2008, rates were updated in this division through formal rate proceedings. In fiscal 2008 and 2009, we reached an agreement with the West Texas service areas and the Amarillo and Lubbock service areas that allowed us to update rates for customers in these cities using an annual rate review mechanism (RRM) through fiscal 2011, when the RRM was active. We filed a formal rate case for the West Texas Division in fiscal 2012, which was approved on October 2, 2012. We expect to negotiate a new rate review mechanism process in fiscal 2013.

Atmos Energy Mississippi Division.    In Mississippi, we serve about 110 communities throughout the northern half of the state, including the Jackson metropolitan area. Our rates in the Mississippi Division are updated annually through a stable rate filing without filing a formal rate case.

Atmos Energy Colorado-Kansas Division.    Our Colorado-Kansas Division serves approximately 170 communities throughout Colorado and Kansas, including the cities of Olathe, Kansas, a suburb of Kansas City and Greeley, Colorado, located near Denver. We update our rates in this division through periodic formal rate filings and in Kansas through periodic infrastructure replacement filings made with each state’s public service commission.

The following table provides a jurisdictional rate summary for our regulated operations. This information is for regulatory purposes only and may not be representative of our actual financial position.

Division	Jurisdiction	Effective Date of Last Rate/GRIP Action	Rate Base (thousands)(1)	Authorized Rate of Return(1)	Authorized Return on Equity(1)
Atmos Pipeline — Texas	Texas	05/01/2011	$807,733	9.36%	11.80%
Atmos Pipeline — Texas — GRIP	Texas	04/10/2012	879,752	9.36%	11.80%
Colorado-Kansas	Colorado	01/04/2010	86,189	8.57%	10.25%
	Kansas	09/01/2012	160,075	(2)	(2)
Kentucky/Mid-States	Georgia	02/02/2012	96,338(3)	8.61%	10.50% - 10.90%
	Kentucky	06/01/2010	208,702(4)	(2)	(2)
	Tennessee	04/01/2009	190,100	8.24%	10.30%
	Virginia	11/23/2009	36,861	8.48%	9.50% - 10.50%
Louisiana	Trans LA	04/01/2012	100,575	8.24%	10.00% - 10.80%
	LGS	07/01/2012	284,607	8.27%	10.40%
Mid-Tex Cities	Texas	09/01/2011	1,389,187(5)	8.29%	9.70%
Mid-Tex — Dallas	Texas	06/01/2012	1,472,583(5)	8.50%	10.10%
Mid-Tex — Environs GRIP	Texas	06/26/2012	1,449,544(5)	8.60%	10.40%
Mississippi	Mississippi	01/11/2012	274,576	8.06%	9.75%
West Texas	Amarillo(6)	08/01/2011	(2)	(2)	9.60%
	Lubbock(6)	09/09/2011	60,892	8.19%	9.60%
	West Texas(6)	08/01/2011	146,039	8.19%	9.60%

Division	Jurisdiction	Authorized Debt/ Equity Ratio	Bad Debt Rider(7)		WNA	Performance-Based Rate Program(8)	Customer Meters
Atmos Pipeline — Texas	Texas	50/50	No		N/A	N/A	N/A
Colorado-Kansas	Colorado	50/50	Yes	(9)	No	No	111,354
	Kansas	(2)	Yes		Yes	No	129,468
Kentucky/Mid-States	Georgia	50/50	No		Yes	Yes	63,707
	Kentucky	(2)	Yes		Yes	Yes	170,608
	Tennessee	52/48	Yes		Yes	Yes	134,927
	Virginia	51/49	Yes		Yes	No	23,335
Louisiana	Trans LA	52/48	No		Yes	No	75,607
	LGS	52/48	No		Yes	No	277,159
Mid-Tex Cities	Texas	50/50	Yes		Yes	No	1,252,548
Mid-Tex — Dallas	Texas	48/52	Yes		Yes	No	250,510
Mid-Tex — Environs	Texas	51/49	Yes		Yes	No	62,627
Mississippi	Mississippi	50/50	No		Yes	No	263,302
West Texas	Amarillo(6)	52/48	Yes		Yes	No	70,258
	Lubbock(6)	52/48	Yes		Yes	No	74,244
	West Texas(6)	52/48	Yes		Yes	No	156,935

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

(3)

Georgia rate base consists of $60.2 million included in the March 2010 rate case and $36.1 million included in the October 2011 Pipeline Replacement Program (PRP) surcharge. A total of $36.1 million of the Georgia rate base amount was awarded in the latest PRP annual filing with an effective date of October 1, 2011, an authorized rate of return of 8.68 percent and an authorized return on equity of 10.70 percent.

(4)

Kentucky rate base consists of $184.7 million included in the June 2010 rate case and $24.0 million included in the October 2011 PRP surcharge. A total of $24.0 million of the Kentucky rate base amount was awarded in the latest PRP annual filing with an effective date of October 1, 2011, an authorized rate of return of 8.74 percent and an authorized return on equity of 10.50 percent.

(5)	The Mid-Tex Rate Base amounts for the Mid-Tex Cities and Dallas & Environs areas represent “system-wide”, or 100 percent, of the Mid-Tex Division’s rate base.

(6)

On October 2, 2012, a rate case settlement was approved by the Texas Railroad Commission that combined the former Amarillo, Lubbock and West Texas jurisdictions into a single “West Texas” jurisdiction.

(7)	The bad debt rider allows us to recover from ratepayers the gas cost portion of uncollectible accounts.

(8)

The performance-based rate program provides incentives to natural gas utility companies to minimize purchased gas costs by allowing the utility company and its customers to share the purchased gas costs savings.

(9)	The recovery of the gas portion of uncollectible accounts gas cost adjustment has been approved for a two-year pilot program.

Regulated Transmission and Storage Segment Overview

Our regulated transmission and storage segment represents approximately 30 percent of our consolidated net income and consists of the regulated pipeline and storage operations of our Atmos Pipeline — Texas Division. This division transports natural gas to our Mid-Tex Division, transports natural gas for third parties and manages five underground storage reservoirs in Texas. We also provide ancillary services customary in the pipeline industry including parking and lending arrangements and sales of inventory on hand. Parking arrangements provide short-term interruptible storage of gas on our pipeline. Lending services provide short-term interruptible loans of natural gas from our pipeline to meet market demands. Gross profit earned from our Mid-Tex Division and through certain other transportation and storage services is subject to traditional ratemaking governed by the RRC. Rates are updated through periodic formal rate proceedings and filings made under Texas’ Gas Reliability Infrastructure Program (GRIP). GRIP allows us to include in our rate base annually approved capital costs incurred in the prior calendar year provided that we file a complete rate case at least once every five years. Atmos Pipeline–Texas’ existing regulatory mechanisms allow certain transportation and storage services to be provided under market-based rates with minimal regulation.

These operations include one of the largest intrastate pipeline operations in Texas with a heavy concentration in the established natural gas-producing areas of central, northern and eastern Texas, extending into or near the major producing areas of the Texas Gulf Coast and the Delaware and Val Verde Basins of West Texas. Nine basins located in Texas are believed to contain a substantial portion of the nation’s remaining onshore natural gas reserves with our pipeline system providing access to all of these basins.

Nonregulated Segment Overview

Our nonregulated activities are conducted through Atmos Energy Holdings, Inc. (AEH), which is a wholly-owned subsidiary of Atmos Energy Corporation and operates primarily in the Midwest and Southeast areas of the United States. Currently, this segment represents less than five percent of our consolidated net income.

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

Ratemaking Activity

Overview

The method of determining regulated rates varies among the states in which our regulated businesses operate. The regulatory authorities have the responsibility of ensuring that utilities in their jurisdictions operate in the best interests of customers while providing utility companies the opportunity to earn a reasonable return on their investment. Generally, each regulatory authority reviews rate requests and establishes a rate structure intended to generate revenue sufficient to cover the costs of conducting business and to provide a reasonable return on invested capital.

Our rate strategy focuses on reducing or eliminating regulatory lag, obtaining adequate returns and providing stable, predictable margins, which benefit both our customers and the Company. As a result of our ratemaking efforts in recent years, Atmos Energy has:

•	Annual ratemaking mechanisms in place in four states that provide for an annual rate review and adjustment to rates for approximately 77 percent of our natural gas distribution gross margin.

•	Accelerated recovery of capital for approximately 74 percent of our natural gas distribution gross margin.

•	WNA mechanisms in eight states that serve to minimize the effects of weather on approximately 97 percent of our natural gas distribution gross margin.

•	The ability to recover the gas cost portion of bad debts for approximately 75 percent of our natural gas distribution gross margin.

Although substantial progress has been made in recent years by improving rate design across Atmos Energy’s operating areas, we will continue to seek improvements in rate design to address cost variations that are related to pass-through energy costs beyond our control. Further, potential changes in federal energy policy and adverse economic conditions will necessitate continued vigilance by the Company and our regulators in meeting the challenges presented by these external factors.

Recent Ratemaking Activity

Substantially all of our regulated revenues in the fiscal years ended September 30, 2012, 2011 and 2010 were derived from sales at rates set by or subject to approval by local or state authorities. Net operating income increases resulting from ratemaking activity totaling $30.7 million, $72.4 million and $56.8 million, became effective in fiscal 2012, 2011 and 2010, as summarized below:

	Annual Increase to Operating Income For the Fiscal Year Ended September 30
Rate Action	2012	2011	2010
	(In thousands)
Rate case filings	$4,309	$20,502	$23,663
Infrastructure programs	19,172	15,033	18,989
Annual rate filing mechanisms	7,044	35,216	13,757
Other ratemaking activity	167	1,675	392

	$30,692	$72,426	$56,801

Additionally, the following ratemaking efforts were initiated during fiscal 2012 but had not been completed as of September 30, 2012:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)

Kentucky/Mid-States	PRP(1)	Georgia	$1,079
	PRP(1)	Kentucky	2,425
	PRP(1)	Virginia	101
	Rate Case(2)	Tennessee	11,230
	GRAM(3)	Georgia	1,079
Mississippi	Stable Rate Filing	Mississippi	4,830
Mid-Tex	Rate Case(4)	Railroad Commission of Texas (RRC)	46,537
West Texas	Rate Case(5)	RRC	9,427

			$76,708

(1)	The Pipeline Replacement Program (PRP) surcharge relates to a long-term program to replace aging infrastructure. The Georgia, Kentucky and Virginia PRPs were implemented on October 1, 2012.

(2)	A settlement was approved on November 7, 2012 for an operating income increase of $7.5 million.

(3)	Georgia Rate Adjustment Mechanism

(4)	A hearing was conducted in September 2012. A final order is expected in December 2012.

(5)	On October 2, 2012, the RRC approved a $6.6 million operating income increase.

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

Division	State	Increase in Annual Operating Income	Effective Date
		(In thousands)

2012 Rate Case Filings:
Colorado-Kansas	Kansas	$3,764	09/01/2012
West Texas — Environs	Texas	545	11/08/2011

Total 2012 Rate Case Filings		$4,309

2011 Rate Case Filings:
West Texas — Amarillo Environs	Texas	$78	07/26/2011
Atmos Pipeline — Texas	Texas	20,424	05/01/2011

Total 2011 Rate Case Filings		$20,502

2010 Rate Case Filings:
Kentucky/Mid-States	Missouri	$3,977	09/01/2010
Colorado-Kansas	Kansas	3,855	08/01/2010
Kentucky/Mid-States	Kentucky	6,636	06/01/2010
Kentucky/Mid-States	Georgia	2,935	03/31/2010
Mid-Tex	Texas(1)	2,963	01/26/2010
Colorado-Kansas	Colorado	1,900	01/04/2010
Kentucky/Mid-States	Virginia	1,397	11/23/2009

Total 2010 Rate Case Filings		$23,663

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

Infrastructure Programs

As discussed above in “Natural Gas Distribution Segment Overview” and “Regulated Transmission and Storage Segment Overview,” infrastructure programs such as GRIP allow our regulated companies the opportunity to include in their rate base annually approved capital costs incurred in the prior calendar year. We currently have infrastructure programs in Texas, Georgia and Kentucky. The following table summarizes our infrastructure program filings with effective dates during the fiscal years ended September 30, 2012, 2011 and 2010:

Division	Period End	Incremental Net Utility Plant Investment	Increase in Annual Operating Income	Effective Date
		(In thousands)	(In thousands)
2012 Infrastructure Programs:
Mid-Tex Unincorporated (Environs)(1)	12/2011	$145,671	$744	06/26/2012
Atmos Pipeline — Texas	12/2011	87,210	14,684	04/10/2012
Kentucky/Mid-States — Georgia(2)	09/2010	7,160	1,215	10/01/2011
Kentucky/Mid-States — Kentucky(2)	09/2012	17,347	2,529	10/01/2011

Total 2012 Infrastructure Programs		$257,388	$19,172

2011 Infrastructure Programs:
Atmos Pipeline — Texas	12/2010	$72,980	$12,605	07/26/2011
Mid-Tex/Environs	12/2010	107,840	576	06/27/2011
West Texas/Lubbock & WT Cities Environs	12/2010	17,677	343	06/01/2011
Kentucky/Mid-States — Kentucky (2)	09/2011	3,329	468	06/01/2011
Kentucky/Mid-States — Missouri(3)	09/2010	2,367	277	02/14/2011
Kentucky/Mid-States — Georgia(2)	09/2009	5,359	764	10/01/2010

Total 2011 Infrastructure Programs		$209,552	$15,033

2010 Infrastructure Programs:
Mid-Tex(4)	12/2009	$16,957	$2,983	09/01/2010
West Texas	12/2009	19,158	363	06/14/2010
Atmos Pipeline — Texas	12/2009	95,504	13,405	04/20/2010
Kentucky/Mid-States — Missouri(3)	06/2009	3,578	563	03/02/2010
Colorado-Kansas — Kansas(5)	08/2009	6,917	766	12/12/2009
Kentucky/Mid-States — Georgia(2)	09/2008	6,327	909	10/01/2009

Total 2010 Infrastructure Programs		$148,441	$18,989

(1)

Incremental net utility plant investment represents the system-wide incremental investment for the Mid-Tex Division. The increase in annual operating income is for the unincorporated areas of the Mid-Tex Division only.

(2)	The Pipeline Replacement Program (PRP) surcharge relates to a long-term program to replace aging infrastructure.

(3)	Infrastructure System Replacement Surcharge (ISRS) relates to maintenance capital investments made since the previous rate case.

(4)	Increase relates to the City of Dallas and Environs areas of the Mid-Tex Division.

(5)	Gas System Reliability Surcharge (GSRS) relates to safety related investments made since the previous rate case.

Annual Rate Filing Mechanisms

As an instrument to reduce regulatory lag, annual rate filing mechanisms allow us to refresh our rates on a periodic basis without filing a formal rate case. However, these filings still involve discovery by the appropriate regulatory authorities prior to the final determination of rates under these mechanisms. As discussed above in “Natural Gas Distribution Segment Overview,” we currently have annual rate filing mechanisms in our Louisiana, Mississippi and Georgia divisions and in a portion of our Texas divisions. These mechanisms are referred to as Dallas annual rate review (DARR) in our Mid-Tex Division, stable rate filings in the Mississippi Division, the rate stabilization clause in the Louisiana Division, the Georgia Rate Adjustment Mechanism (GRAM) in the Georgia Division and previously as rate review mechanisms (RRM) in our Texas divisions. The following table summarizes filings made under our various annual rate filing mechanisms:

Division	Jurisdiction	Test Year Ended	Increase (Decrease) in Annual Operating Income	Effective Date
			(In thousands)
2012 Filings:
Louisiana	LGS	12/31/2011	$2,324	07/01/2012
Mid-Tex	Dallas	09/30/2011	1,204	06/01/2012
Louisiana	Trans La	09/30/2011	11	04/01/2012
Kentucky/Mid-States	Georgia	09/30/2011	(818)	02/01/2012
Mississippi	Mississippi	06/30/2011	4,323	01/11/2012

Total 2012 Filings			$7,044

2011 Filings:
Mid-Tex	Settled Cities	12/31/2010	$5,126	09/27/2011
Mid-Tex	Dallas	12/31/2010	1,084	09/27/2011
West Texas	Lubbock	12/31/2010	319	09/08/2011
West Texas	Amarillo	12/31/2010	(492)	08/01/2011
Louisiana	LGS	12/31/2010	4,109	07/01/2011
Mid-Tex	Dallas	12/31/2010	1,598	07/01/2011
Louisiana	TransLa	09/30/2010	350	04/01/2011
Mid-Tex	Settled Cities	12/31/2009	23,122	10/01/2010

Total 2011 Filings			$35,216

2010 Filings:
West Texas	Lubbock	12/31/2009	$(902)	09/01/2010
West Texas	WT Cities	12/31/2009	700	08/15/2010
West Texas	Amarillo	12/31/2009	1,200	08/01/2010
Louisiana	LGS	12/31/2009	3,854	07/01/2010
Louisiana	TransLa	09/30/2009	1,733	04/01/2010
Mississippi	Mississippi	06/30/2009	3,183	12/15/2009
West Texas	Lubbock	12/31/2008	2,704	10/01/2009
West Texas	Amarillo	12/31/2008	1,285	10/01/2009

Total 2010 Filings			$13,757

Beginning in fiscal year 2008, we entered into RRM mechanisms within our Mid-Tex and West Texas divisions. Throughout the period of fiscal 2008 through fiscal 2011, when the RRM mechanisms were active, we were able to successfully implement new base rates within the various cities of both divisions. In fiscal 2012, we filed a rate case in both the Mid-Tex Division (for all cities except Dallas) and the West Texas Division. Following the conclusion of the Mid-Tex Division case, we expect to negotiate a new rate review mechanism process with each of the cities within both the Mid-Tex and West Texas divisions.

We continue to operate under an annual rate mechanism, DARR, with the City of Dallas, which was approved in June 2011. The first rates were implemented under the DARR in June 2012.

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

Other Ratemaking Activity

The following table summarizes other ratemaking activity during the fiscal years ended September 30, 2012, 2011 and 2010:

Division	Jurisdiction	Rate Activity	Increase in Annual Operating Income	Effective Date
			(In thousands)
2012 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem(1)	$167	01/14/2012

Total 2012 Other Rate Activity			$167

2011 Other Rate Activity:
West Texas	Triangle	Special Contract	$641	07/01/2011
Colorado-Kansas	Kansas	Ad Valorem(1)	685	01/01/2011
Colorado-Kansas	Colorado	AMI(2)	349	12/01/2010

Total 2011 Other Rate Activity			$1,675

2010 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem(1)	$392	01/05/2010

Total 2010 Other Rate Activity			$392

(1)	The Ad Valorem filing relates to a collection of property taxes in excess of the amount included in our Kansas service area’s base rates.

(2)	Automated Meter Infrastructure (AMI) relates to a pilot program in the Weld County area of our Colorado service area.

Other Regulation

Each of our natural gas distribution divisions as well as our regulated transmission and storage division is regulated by various state or local public utility authorities. We are also subject to regulation by the United States Department of Transportation with respect to safety requirements in the operation and maintenance of our transmission and distribution facilities. In addition, our distribution operations are also subject to various state and federal laws regulating environmental matters. From time to time we receive inquiries regarding various environmental matters. We believe that our properties and operations substantially comply with, and are operated in substantial conformity with, applicable safety and environmental statutes and regulations. There are no administrative or judicial proceedings arising under environmental quality statutes pending or known to be contemplated by governmental agencies which would have a material adverse effect on us or our operations. Our environmental claims have arisen primarily from former manufactured gas plant sites.

The Federal Energy Regulatory Commission (FERC) allows, pursuant to Section 311 of the Natural Gas Policy Act, gas transportation services through our Atmos Pipeline—Texas assets “on behalf of” interstate pipelines or local distribution companies served by interstate pipelines, without subjecting these assets to the jurisdiction of the FERC. Additionally, the FERC has regulatory authority over the sale of natural gas in the wholesale gas market and the use and release of interstate pipeline and storage capacity, as well as authority to detect and prevent market manipulation and to enforce compliance with FERC’s other rules, policies and orders by companies engaged in the sale, purchase, transportation or storage of natural gas in interstate commerce. We have taken what we believe are the necessary and appropriate steps to comply with these regulations.

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

Employees

At September 30, 2012, we had 4,759 employees, consisting of 4,646 employees in our regulated operations and 113 employees in our nonregulated operations.

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

Shareholder Relations

Atmos Energy Corporation

P.O. Box 650205

Dallas, Texas 75265-0205

972-855-3729

Corporate Governance

In accordance with and pursuant to relevant related rules and regulations of the SEC as well as corporate governance-related listing standards of the New York Stock Exchange (NYSE), the Board of Directors of the Company has established and periodically updated our Corporate Governance Guidelines and Code of Conduct, which is applicable to all directors, officers and employees of the Company. In addition, in accordance with and pursuant to such NYSE listing standards, our Chief Executive Officer during fiscal 2012, Kim R. Cocklin, certified to the New York Stock Exchange that he was not aware of any violations by the Company of NYSE corporate governance listing standards. The Board of Directors also annually reviews and updates, if necessary, the charters for each of its Audit, Human Resources and Nominating and Corporate Governance Committees. All of the foregoing documents are posted on the Corporate Governance page of our website. We will also provide copies of all corporate governance documents free of charge upon request to Shareholder Relations at the address listed above.

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

Further, if our credit ratings were downgraded, we could be required to provide additional liquidity to our nonregulated segment because the commodity financial instrument markets could become unavailable to us. Our nonregulated segment depends primarily upon a committed credit facility to finance its working capital needs, which it uses primarily to issue standby letters of credit to its natural gas suppliers. A significant reduction in the availability of this facility could require us to provide extra liquidity to support its operations or reduce some of the activities of our nonregulated segment. Our ability to provide extra liquidity is limited by the terms of our existing lending arrangements with AEH, which are subject to annual approval by one state regulatory commission.

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

The costs of providing pension and postretirement health care benefits and related funding requirements are subject to changes in pension fund values, changing demographics and fluctuating actuarial assumptions and may have a material adverse effect on our financial results. In addition, the passage of the Health Care Reform Act in 2010 could significantly increase the cost of health care benefits for our employees. Further, the costs to the Company of providing such benefits and related funding requirements are subject to the continued and timely recovery of such costs through our rates.

We provide a cash-balance pension plan and postretirement healthcare benefits to eligible full-time employees. The costs of providing such benefits and related funding requirements could be influenced by changes in the market value of the assets funding our pension and postretirement healthcare plans. Any significant declines in the value of these investments could increase the costs of our pension and postretirement healthcare plans and related funding requirements in the future. Further, our costs of providing such benefits and related funding requirements are also subject to a number of factors, including (i) changing demographics, including longer life expectancy of beneficiaries and an expected increase in the number of eligible former employees over the next five to ten years; and (ii) various actuarial calculations and assumptions, which may differ materially from actual results due primarily to changing market and economic conditions and higher or lower withdrawal rates.

In addition, the costs of providing health care benefits to our employees could significantly increase over the next five to ten years due primarily to the Health Care Reform Act of 2010. Although the full effects of the Act should not impact the Company until 2014, the future costs of compliance with its provisions are difficult to measure at this time. Also, the costs to the Company of providing such benefits and related funding requirements could also increase materially in the future, depending on the timing of the recovery, if any, of such costs through our rates.

Our risk management operations are exposed to market risks that are beyond our control, which could adversely affect our financial results and capital requirements.

Our risk management operations are subject to market risks beyond our control, including market liquidity, commodity price volatility caused by market supply and demand dynamics and counterparty creditworthiness. Although we maintain a risk management policy, we may not be able to completely offset the price risk associated with volatile gas prices, particularly in our nonregulated business segment, which could lead to volatility in our earnings.

Physical trading in our nonregulated business segment also introduces price risk on any net open positions at the end of each trading day, as well as volatility resulting from intra-day fluctuations of gas prices and the potential for daily price movements between the time natural gas is purchased or sold for future delivery and the time the related purchase or sale is hedged. The determination of our net open position as of the end of any particular trading day requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of such day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. Although we manage our business to maintain no open positions, there are times when limited net open positions related to our physical storage may occur on a short-term basis. Net open positions may increase volatility in our financial condition or results of operations if market prices move in a significantly favorable or unfavorable manner before the open positions can be closed.

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

We are committed to constantly monitoring and maintaining our pipeline and distribution system to ensure that natural gas is delivered safely, reliably and efficiently through our network of more than 73,000 miles of pipeline and distribution lines. The pipeline replacement programs currently underway in several of our divisions typify the preventive maintenance and continual renewal that we perform on our natural gas distribution system in the nine states in which we currently operate. The safety and protection of the public, our customers and our employees is our top priority. However, due primarily to the unfortunate pipeline incident in California in 2010, we anticipate companies in the natural gas distribution business may be subjected to even greater federal, state and local oversight of the safety of their operations in the future. Although we believe these costs should be ultimately recoverable through our rates, costs of complying with such increased regulations may have at least a short-term adverse impact on our operating costs and financial results.

Some of our operations are subject to increased federal regulatory oversight that could affect our operations and financial results.

FERC has regulatory authority over some of our operations, including sales of natural gas in the wholesale gas market and the use and release of interstate pipeline and storage capacity. Under legislation passed by Congress in 2005, FERC has adopted rules designed to prevent market power abuse and market manipulation and to promote compliance with FERC’s other rules, policies and orders by companies engaged in the sale, purchase, transportation or storage of natural gas in interstate commerce. These rules carry increased penalties for violations. Although we have taken steps to structure current and future transactions to comply with applicable current FERC regulations, changes in FERC regulations or their interpretation by FERC or additional regulations issued by FERC in the future could also adversely affect our business, financial condition or financial results.

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

There have been a number of federal and state legislative and regulatory initiatives proposed in recent years in an attempt to control or limit the effects of global warming and overall climate change, including greenhouse gas emissions, such as carbon dioxide. The adoption of this type of legislation by Congress or similar legislation by states or the adoption of related regulations by federal or state governments mandating a substantial reduction in greenhouse gas emissions in the future could have far-reaching and significant impacts on the energy industry. Such new legislation or regulations could result in increased compliance costs for us or additional operating restrictions on our business, affect the demand for natural gas or impact the prices we charge to our customers. At this time, we cannot predict the potential impact of such laws or regulations that may be adopted on our future business, financial condition or financial results.

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

We have weather-normalized rates for over 95 percent of our residential and commercial meters, which substantially mitigates the adverse effects of warmer-than-normal weather for meters in those service areas. However, there is no assurance that we will continue to receive such regulatory protection from adverse weather in our rates in the future. The loss of such weather–normalized rates could have an adverse effect on our operations and financial results. In addition, our natural gas distribution and regulated transmission and storage operating results may continue to vary somewhat with the actual temperatures during the winter heating season. Sustained cold weather could adversely affect our nonregulated operations as we may be required to purchase gas at spot rates in a rising market to obtain sufficient volumes to fulfill some customer contracts. Additionally, sustained cold weather could challenge our ability to adequately meet customer demand in our natural gas distribution and regulated transmission and storage operations.

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

We must continually build additional capacity in our natural gas distribution system to enable us to serve any growth in the number of our customers. The cost of adding this capacity may be affected by a number of factors, including the general state of the economy and weather. In addition, although we should ultimately recover the cost of the expenditures through rates, we must make significant capital expenditures to comply with the recent rule issued by the RRC’s Division of Public Safety that requires natural gas distribution companies to develop and implement a risk-based program for the renewal or replacement of distribution facilities, including steel service lines. Our cash flows from operations generally are sufficient to supply funding for all our capital expenditures, including the financing of the costs of new construction along with capital expenditures necessary to maintain our existing natural gas system. Due to the timing of these cash flows and capital expenditures, we often must fund at least a portion of these costs through borrowing funds from third party lenders, the cost and availability of which is dependent on the liquidity of the credit markets, interest rates and other market conditions. This in turn may limit our ability to connect new customers to our system due to constraints on the amount of funds we can invest in our infrastructure.

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

Cyber-attacks or acts of cyber-terrorism could disrupt our business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information.

Our business operations and information technology systems may be vulnerable to an attack by individuals or organizations intending to disrupt our business operations and information technology systems. We use such systems to manage our natural gas distribution and intrastate pipeline operations and other business processes. Disruption of those systems could adversely impact our ability to safely deliver natural gas to our customers, operate our pipeline systems or serve our customers timely. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected. In addition, we use our information technology systems to protect confidential or sensitive customer, employee and Company information developed and maintained in the normal course of our business. Any attack on such systems that would result in the unauthorized release of customer, employee or other confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs and expose us to additional material legal claims and liability. As a result, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected.

Distributing, transporting and storing natural gas involve risks that may result in accidents and additional operating costs.

Our natural gas distribution and pipeline and storage businesses involve a number of hazards and operating risks that cannot be completely avoided, such as leaks, accidents and operational problems, which could cause loss of human life, as well as substantial financial losses resulting from property damage, damage to the environment and to our operations. We maintain liability and property insurance coverage in place for many of these hazards and risks. However, because some of our pipeline, storage and distribution facilities are near or are in populated areas, any loss of human life or adverse financial results resulting from such events could be large. If these events were not fully covered by insurance, our operations or financial results could be adversely affected.

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

Distribution, transmission and related assets

At September 30, 2012, our natural gas distribution segment owned an aggregate of 68,072 miles of underground distribution and transmission mains throughout our gas distribution systems. These mains are located on easements or rights-of-way which generally provide for perpetual use. We maintain our mains through a program of continuous inspection and repair and believe that our system of mains is in good condition. Our regulated transmission and storage segment owned 5,698 miles of gas transmission and gathering lines and our nonregulated segment owned 105 miles of gas transmission and gathering lines.

Storage Assets

We own underground gas storage facilities in several states to supplement the supply of natural gas in periods of peak demand. The following table summarizes certain information regarding our underground gas storage facilities at September 30, 2012:

State	Usable Capacity (Mcf)	Cushion Gas (Mcf)(1)	Total Capacity (Mcf)	Maximum Daily Delivery Capability (Mcf)
Natural Gas Distribution Segment
Kentucky	4,442,696	6,322,283	10,764,979	105,100
Kansas	3,239,000	2,300,000	5,539,000	45,000
Mississippi	2,211,894	2,442,917	4,654,811	48,000
Georgia	490,000	10,000	500,000	30,000

Total	10,383,590	11,075,200	21,458,790	228,100
Regulated Transmission and Storage Segment — Texas	46,143,226	15,878,025	62,021,251	1,235,000
Nonregulated Segment
Kentucky	3,492,900	3,295,000	6,787,900	71,000
Louisiana	438,583	300,973	739,556	56,000

Total	3,931,483	3,595,973	7,527,456	127,000

Total	60,458,299	30,549,198	91,007,497	1,590,100

(1)	Cushion gas represents the volume of gas that must be retained in a facility to maintain reservoir pressure.

Additionally, we contract for storage service in underground storage facilities on many of the interstate pipelines serving us to supplement our proprietary storage capacity. The following table summarizes our contracted storage capacity at September 30, 2012:

Segment	Division/Company	Maximum Storage Quantity (MMBtu)	Maximum Daily Withdrawal Quantity (MDWQ)(1)
Natural Gas Distribution Segment
	Colorado-Kansas Division	4,248,409	108,089
	Kentucky/Mid-States Division	16,424,150	440,277
	Louisiana Division	2,636,539	161,393
	Mid-Tex Division	500,000	50,000
	Mississippi Division	3,875,429	165,402
	West Texas Division	3,375,000	106,000

Total		31,059,527	1,031,161
Nonregulated Segment
	Atmos Energy Marketing, LLC	8,026,869	250,937
	Trans Louisiana Gas Pipeline, Inc.	1,674,000	67,507

Total		9,700,869	318,444

Total Contracted Storage Capacity		40,760,396	1,349,605

(1)

Maximum daily withdrawal quantity (MDWQ) amounts will fluctuate depending upon the season and the month. Unless otherwise noted, MDWQ amounts represent the MDWQ amounts as of November 1, which is the beginning of the winter heating season.

Offices

Our administrative offices and corporate headquarters are consolidated in a leased facility in Dallas, Texas. We also maintain field offices throughout our service territory, the majority of which are located in leased facilities. The headquarters for our nonregulated operations are in Houston, Texas, with offices in Houston and other locations, primarily in leased facilities.

ITEM 3.	Legal Proceedings.

See Note 13 to the consolidated financial statements.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock trades on the New York Stock Exchange under the trading symbol “ATO.” The high and low sale prices and dividends paid per share of our common stock for fiscal 2012 and 2011 are listed below. The high and low prices listed are the closing NYSE quotes, as reported on the NYSE composite tape, for shares of our common stock:

	Fiscal 2012			Fiscal 2011
	High	Low	Dividends Paid	High	Low	Dividends Paid
Quarter ended:
December 31	$35.40	$30.97	$.345	$31.72	$29.10	$.340
March 31	33.15	30.60	.345	34.98	31.51	.340
June 30	35.07	30.91	.345	34.94	31.34	.340
September 30	36.94	34.94	.345	34.32	28.87	.340

			$1.38			$1.36

Dividends are payable at the discretion of our Board of Directors out of legally available funds. The Board of Directors typically declares dividends in the same fiscal quarter in which they are paid. The number of record holders of our common stock on October 31, 2012 was 17,883. Future payments of dividends, and the amounts of these dividends, will depend on our financial condition, results of operations, capital requirements and other factors. We sold no securities during fiscal 2012 that were not registered under the Securities Act of 1933, as amended.

Performance Graph

The performance graph and table below compares the yearly percentage change in our total return to shareholders for the last five fiscal years with the total return of the Standard and Poor’s 500 Stock Index and the cumulative total return of two different customized peer company groups, the New Comparison Company Index and the Old Comparison Company Index. The New Comparison Company Index includes Questar and excludes EQT Corporation because the Board of Directors determined that Questar better fits the profile of the companies in the peer group, which is comprised of natural gas distribution companies with similar revenues, market capitalizations and asset bases to that of the Company. The graph and table below assume that $100.00 was invested on September 30, 2007 in our common stock, the S&P 500 Index and in the common stock of the companies in the New and Old Comparison Company Indexes, as well as a reinvestment of dividends paid on such investments throughout the period.

Comparison of Five-Year Cumulative Total Return

among Atmos Energy Corporation, S&P 500 Index

and Comparison Company Indices

	Cumulative Total Return
	9/30/07	9/30/08	9/30/09	9/30/10	9/30/11	9/30/12
Atmos Energy Corporation	100.00	98.61	110.13	119.94	138.80	159.56
S&P 500	100.00	78.02	72.63	80.01	80.93	105.37
Old Peer Group	100.00	87.71	89.32	109.42	134.24	160.67
New Peer Group	100.00	88.10	86.44	114.56	134.80	162.92

The New Comparison Company Index contains a hybrid group of utility companies, primarily natural gas distribution companies, recommended by our independent compensation consulting firm and approved by the Board of Directors. The companies included in the index are AGL Resources Inc., CenterPoint Energy Resources Corporation, CMS Energy Corporation, Integrys Energy Group, Inc., National Fuel Gas, NiSource Inc., ONEOK Inc., Piedmont Natural Gas Company, Inc., Questar Corporation, Vectren Corporation and WGL Holdings, Inc. The Old Comparison Company Index includes the companies listed above in the New Company Index with the exception of Questar Corporation, which replaced EQT Corporation in the Company’s peer group in the current year for the reasons discussed above.

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1998 Long-Term Incentive Plan	10,094	$24.95	1,949,088

Total equity compensation plans approved by security holders	10,094	24.95	1,949,088
Equity compensation plans not approved by security holders	—	—	—

Total	10,094	$24.95	1,949,088

On September 28, 2011, the Board of Directors approved a program authorizing the repurchase of up to five million shares of common stock over a five-year period. The program is primarily intended to minimize the dilutive effect of equity grants under various benefit related incentive compensation plans of the Company. Although the program is authorized for a five-year period, it may be terminated or limited at any time. Shares may be repurchased in the open market or in privately negotiated transactions in amounts the Company deems appropriate. We did not repurchase any shares during the fourth quarter of fiscal 2012. At September 30, 2012, there were 4,612,009 shares of repurchase authority remaining under the program.

ITEM 6.	Selected Financial Data.

The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements included herein.

	Fiscal Year Ended September 30
	2012(1)	2011(1)	2010	2009(1)	2008
	(In thousands, except per share data)
Results of Operations
Operating revenues	$3,438,483	$4,286,435	$4,661,060	$4,793,248	$7,039,342
Gross profit	$1,323,739	$1,300,820	$1,314,136	$1,297,682	$1,275,077
Income from continuing operations	$192,196	$189,588	$189,851	$175,026	$166,696
Net income	$216,717	$207,601	$205,839	$190,978	$180,331
Diluted income per share from continuing operations	$2.10	$2.07	$2.03	$1.90	$1.84
Diluted net income per share	$2.37	$2.27	$2.20	$2.07	$1.99
Cash dividends declared per share	$1.38	$1.36	$1.34	$1.32	$1.30
Financial Condition
Net property, plant and equipment(2)	$5,475,604	$5,147,918	$4,793,075	$4,439,103	$4,136,859
Total assets	$7,495,675	$7,282,871	$6,763,791	$6,367,083	$6,386,699
Capitalization:
Shareholders’ equity	$2,359,243	$2,255,421	$2,178,348	$2,176,761	$2,052,492
Long-term debt (excluding current maturities)	1,956,305	2,206,117	1,809,551	2,169,400	2,119,792

Total capitalization	$4,315,548	$4,461,538	$3,987,899	$4,346,161	$4,172,284

(1)	Financial results for fiscal years 2012, 2011 and 2009 include a $5.3 million, $30.3 million and a $5.4 million pre-tax loss for the impairment of certain assets.

(2)	Amounts shown for fiscal 2012 and 2011 are net of assets held for sale.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995

The statements contained in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: our ability to continue to access the credit markets to satisfy our liquidity requirements; the impact of adverse economic conditions on our customers; increased costs of providing pension and postretirement health care benefits and increased funding requirements along with increased costs of health care benefits; market risks beyond our control affecting our risk management activities including market liquidity, commodity price volatility, increasing interest rates and counterparty creditworthiness; regulatory trends and decisions, including the impact of rate proceedings before various state regulatory commissions; possible increased federal, state and local regulation of the safety of our operations; increased federal regulatory oversight and potential penalties; the impact of environmental regulations on our business; the impact of possible future additional regulatory and financial risks associated with global warming and climate change on our business; the concentration of our distribution, pipeline and storage operations in Texas; adverse weather conditions; the effects of inflation and changes in the availability and price of natural gas; the capital-intensive nature of our gas distribution business; increased competition from energy suppliers and alternative forms of energy; the threat of cyber-attacks or acts of cyber-terrorism that could disrupt our business operations and information technology systems; the inherent hazards and risks involved in operating our gas distribution business, natural disasters, terrorist activities or other events and other risks and uncertainties discussed herein, all of which are difficult to predict and many of which are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from estimates.

Our significant accounting policies are discussed in Note 2 to our consolidated financial statements. The accounting policies discussed below are both important to the presentation of our financial condition and results of operations and require management to make difficult, subjective or complex accounting estimates. Accordingly, these critical accounting policies are reviewed periodically by the Audit Committee of the Board of Directors.

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

Unbilled Revenue — Sales of natural gas to our natural gas distribution customers are billed on a monthly basis; however, the billing cycle periods for certain classes of customers do not necessarily coincide with accounting periods used for financial reporting purposes. We follow the revenue accrual method of accounting for natural gas distribution segment revenues whereby revenues applicable to gas delivered to customers, but not yet billed under the cycle billing method, are estimated and accrued and the related costs are charged to expense.

On occasion, we are permitted to implement new rates that have not been formally approved by our regulatory authorities, which are subject to refund. We recognize this revenue and establish a reserve for amounts that could be refunded based on our experience for the jurisdiction in which the rates were implemented.

Financial instruments and hedging activities — We use financial instruments to mitigate commodity price risk and interest rate risk. The objectives for using financial instruments have been tailored to meet the needs of our regulated and nonregulated businesses. These objectives are more fully described in Note 4 to the consolidated financial statements.

We record all of our financial instruments on the balance sheet at fair value as required by accounting principles generally accepted in the United States, with changes in fair value ultimately recorded in the income statement. Market value changes result in a change in the fair value of these financial instruments. The recognition of the changes in fair value of these financial instruments are recorded in the income statement is contingent upon whether the financial instrument has been designated and qualifies as a part of a hedging relationship or if regulatory rulings require a different accounting treatment.

We have elected to treat forward gas supply contracts used in our regulated operations to deliver gas as normal purchases and normal sales. Financial instruments used to manage commodity price risk in our natural gas distribution segment do not impact this segment’s results of operations as the realized gains and losses are ultimately recovered from ratepayers through our rates.

Our nonregulated segment also utilizes financial instruments to manage commodity price risk. We have designated the natural gas inventory held by this operating segment as the hedged item in a fair-value hedge. The financial instruments associated with this natural gas inventory have been designated as fair-value hedges. Changes in the fair value of the inventory and designated hedges are recognized in purchased gas cost in the period of change.

Additionally, we have elected to treat fixed-price forward contracts used in our nonregulated segment to deliver gas as normal purchases and normal sales. Financial instruments used to mitigate the commodity price risk associated with these contracts have been designated as cash flow hedges of anticipated purchases and sales at indexed prices. Accordingly, unrealized gains and losses on open financial instruments are recorded as a component of accumulated other comprehensive income (loss) and are recognized as a component of revenue when the hedged volumes are sold.

Our nonregulated segment also uses storage swaps and futures that have not been designated as hedges. Accordingly, changes in the fair value of the inventory and designated hedges are recognized in revenue in the period of change.

Finally, financial instruments used to mitigate interest rate risk are designated as cash flow hedges. Accordingly, unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) and are recognized as a component of interest expense over the life of the related financing arrangement.

The criteria used to determine if a financial instrument meets the definition of a derivative and qualifies for hedge accounting treatment are complex and require management to exercise professional judgment. Further, as more fully discussed below, significant changes in the fair value of these financial instruments could materially impact our financial position, results of operations or cash flows.

Fair Value Measurements — We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Prices actively quoted on national exchanges are used to determine the fair value of most of our assets and liabilities recorded on our balance sheet at fair value. Within our nonregulated operations, we utilize a mid-market pricing convention (the mid-point between the bid and ask prices) for determining fair value measurement, as permitted under current accounting standards. Values derived from these sources reflect the market in which transactions involving these financial instruments are executed.

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

The fair value of our financial instruments is subject to potentially significant volatility based numerous considerations including, but not limited to changes in commodity prices, interest rates, maturity and settlement of these financial instruments, and our creditworthiness as well as the creditworthiness of our counterparties. We believe the market prices and models used to value these financial instruments represent the best information available with respect to closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts.

Impairment assessments — We review the carrying value of our long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstance indicate that such carrying values may not be recoverable, and at least annually for goodwill, as required by US accounting standards.

The evaluation of our goodwill balances and other long-lived assets or identifiable assets for which uncertainty exists regarding the recoverability of the carrying value of such assets involves the assessment of future cash flows and external market conditions and other subjective factors that could impact the estimation of future cash flows including, but not limited to the commodity prices, the amount and timing of future cash flows, future growth rates and the discount rate. Unforeseen events and changes in circumstances or market conditions could adversely affects these estimates, which could result in an impairment charge.

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

Actual changes in the fair market value of plan assets and differences between the actual and expected return on plan assets could have a material effect on the amount of pension costs ultimately recognized. A 0.25 percent change in our discount rate would impact our pension and postretirement costs by approximately $2.3 million. A 0.25 percent change in our expected rate of return would impact our pension and postretirement costs by approximately $0.8 million.

Contingencies — In the normal course of business, we are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties or the action of various regulatory agencies. For such matters, we record liabilities when they are considered probable and reasonably estimable, based on currently available facts and our estimates of the ultimate outcome or resolution of the liability in the future. Actual results may differ from estimates, depending on actual outcomes or changes in the facts or expectations surrounding each potential exposure. Changes in the estimates related to contingencies could have a negative impact on our consolidated results of operations, cash flows or financial position. Our contingencies are further discussed in Note 13 to our consolidated financial statements.

RESULTS OF OPERATIONS

Overview

Atmos Energy Corporation is involved in the distribution, marketing and transportation of natural gas. Accordingly, our results of operations are impacted by the demand for natural gas, particularly during the winter heating season, and the volatility of the natural gas markets. This generally results in higher operating revenues and net income during the period from October through March of each fiscal year and lower operating revenues and either lower net income or net losses during the period from April through September of each fiscal year. As a result of the seasonality of the natural gas industry, our second fiscal quarter has historically been our most critical earnings quarter with an average of approximately 56 percent of our consolidated net income having been earned in the second quarter during the three most recently completed fiscal years.

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

During fiscal 2012, we earned $216.7 million, or $2.37 per diluted share, which represents a four percent increase in net income and diluted net income per share over fiscal 2011. During fiscal 2012, recent improvements in rate designs in our natural gas distribution and regulated transmission and storage segments offset an eight percent year-over-year decline in consolidated natural gas distribution throughput due to warmer weather and a 21 percent decrease in nonregulated delivered gas sales due to a nine percent decrease in consolidated sales volumes as a result of warmer weather and a decrease in per-unit margins. Additionally, results for fiscal 2012 were influenced by several non-recurring items, which increased diluted earnings per share by $0.11.

On August 1, 2012, we completed the sale of substantially all of our natural gas distribution assets located in Missouri, Illinois and Iowa to Liberty Energy (Midstates) Corp., an affiliate of Algonquin Power & Utilities Corp. for a cash price of approximately $128 million, pursuant to an asset purchase agreement executed on May 12, 2011. In connection with the sale, we recognized a net of tax gain of approximately $6.3 million.

On August 8, 2012, we entered into an asset purchase agreement to sell all of our natural gas distribution assets located in Georgia to Liberty Energy (Georgia) Corp., an affiliate of Algonquin Power & Utilities Corp. for a cash price of approximately $141 million. The agreement contains terms and conditions customary for transactions of this type, including typical adjustments to the purchase price at closing, if applicable. The closing of the transaction is subject to the satisfaction of customary conditions including the receipt of applicable regulatory approvals. Due to the pending sales transaction, the results of operations for our Georgia service area are shown in discontinued operations.

Our Unsecured 5.125% Senior Notes were scheduled to mature in January 2013. On July 27, 2012 we issued a notice of early redemption of these notes on August 28, 2012. We initially funded the redemption through the issuance of commercial paper. On September 27, 2012, we entered into a $260 million short-term financing facility to repay the commercial paper borrowings utilized to redeem the notes. The facility bears interest at a one-month LIBOR based rate plus currently a margin of 0.875% which is based on the Company’s credit rating. The short-term facility is expected to be repaid with the proceeds received from the issuance of new $350 million senior unsecured notes anticipated to occur in January 2013. In connection with the redemption, we paid a make-whole premium in accordance with the terms of the indenture and the Senior Notes and accrued interest at the time of redemption. In accordance with regulatory requirements, the premium will be deferred and will be recognized over the life of the new unsecured notes expected to be issued in January 2013.

Consolidated Results

The following table presents our consolidated financial highlights for the fiscal years ended September 30, 2012, 2011 and 2010.

	For the Fiscal Year Ended September 30
	2012	2011	2010
	(In thousands, except per share data)
Operating revenues	$3,438,483	$4,286,435	$4,661,060
Gross profit	1,323,739	1,300,820	1,314,136
Operating expenses	877,499	874,834	850,303
Operating income	446,240	425,986	463,833
Miscellaneous income (expense)	(14,644)	21,184	(591)
Interest charges	141,174	150,763	154,188
Income from continuing operations before income taxes	290,422	296,407	309,054
Income tax expense	98,226	106,819	119,203
Income from continuing operations	192,196	189,588	189,851
Income from discontinued operations, net of tax	18,172	18,013	15,988
Gain on sale of discontinued operations, net of tax	6,349	—	—
Net income	$216,717	$207,601	$205,839
Diluted net income per share from continuing operations	$2.10	$2.07	$2.03
Diluted net income per share from discontinued operations	$0.27	$0.20	$0.17
Diluted net income per share	$2.37	$2.27	$2.20

Regulated operations contributed 98 percent, 104 percent and 81 percent to our consolidated net income for fiscal years 2012, 2011 and 2010. Our consolidated net income during the last three fiscal years was earned across our business segments as follows:

	For the Fiscal Year Ended September 30
	2012	2011	2010
	(In thousands)
Natural gas distribution segment	$148,369	$162,718	$125,949
Regulated transmission and storage segment	63,059	52,415	41,486
Nonregulated segment	5,289	(7,532)	38,404

Net income	$216,717	$207,601	$205,839

The following table segregates our consolidated net income and diluted earnings per share between our regulated and nonregulated operations:

	For the Fiscal Year Ended September 30
	2012	2011	2010
	(In thousands, except per share data)
Regulated operations	$211,428	$215,133	$167,435
Nonregulated operations	5,289	(7,532)	38,404

Consolidated net income	$216,717	$207,601	$205,839

Diluted EPS from regulated operations	$2.31	$2.35	$1.79
Diluted EPS from nonregulated operations	0.06	(0.08)	0.41

Consolidated diluted EPS	$2.37	$2.27	$2.20

We reported net income of $216.7 million, or $2.37 per diluted share for the year ended September 30, 2012, compared with net income of $207.6 million or $2.27 per diluted share in the prior year. Income from continuing operations was $192.2 million, or $2.10 per diluted share compared with $189.6 million, or $2.07 per diluted share in the prior-year period. Income from discontinued operations was $24.5 million or $0.27 per diluted share for the year, which includes the gain on sale of substantially all our assets in Missouri, Illinois and

Iowa of $6.3 million, compared with $18.0 million or $0.20 per diluted share in the prior year. Unrealized losses in our nonregulated operations during the current year reduced net income by $5.0 million or $0.05 per diluted share compared with net losses recorded in the prior year of $6.6 million, or $0.07 per diluted share. Additionally, net income in both periods was impacted by nonrecurring items. In fiscal 2011, net income included the net positive impact of several one-time items totaling $3.2 million, or $0.03 per diluted share related to the pre-tax items, which are discussed in further detail below. In fiscal 2012, net income includes the net positive impact of several one-time items totaling $10.3 million, or $0.11 per diluted share related to the following amounts:

•	$13.6 million positive impact of a deferred tax rate adjustment.

•	$10.0 million ($6.3 million, net of tax) unfavorable impact related to a one-time donation to a donor advised fund.

•	$9.9 million ($6.3 million, net of tax) favorable impact related to the cash gain recorded in association with the August 1, 2012 completion of the sale of our Iowa, Illinois and Missouri assets.

•	$5.3 million ($3.3 million, net of tax) unfavorable impact related to the noncash impairment of certain assets in our nonregulated business.

We reported net income of $207.6 million, or $2.27 per diluted share for the year ended September 30, 2011, compared with net income of $205.8 million or $2.20 per diluted share in the prior year. Income from continuing operations was $189.6 million, or $2.07 per diluted share compared with $189.9 million, or $2.03 per diluted share in the prior-year period. Income from discontinued operations was $18.0 million or $0.20 per diluted share for the year, compared with $16.0 million or $0.17 per diluted share in the prior year. Unrealized losses in our nonregulated operations during fiscal 2011 reduced net income by $6.6 million or $0.07 per diluted share compared with net losses recorded in fiscal 2010 of $4.3 million, or $0.05 per diluted share. Additionally, net income in both periods was impacted by nonrecurring items. In fiscal 2010, net income included the net positive impact of a state sales tax refund of $4.6 million, or $0.05 per diluted share. In fiscal 2011, net income includes the net positive impact of several one-time items totaling $3.2 million, or $0.03 per diluted share related to the following pre-tax amounts:

•

$27.8 million favorable impact related to the cash gain recorded in association with the unwinding of two Treasury locks in conjunction with the cancellation of a planned debt offering in November 2011.

•	$30.3 million unfavorable impact related to the noncash impairment of certain assets in our nonregulated business.

•	$5.0 million favorable impact related to the administrative settlement of various income tax positions.

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

As discussed above, the cost of gas typically does not have a direct impact on our gross profit. However, higher gas costs may adversely impact our accounts receivable collections, resulting in higher bad debt expense, and may require us to increase borrowings under our credit facilities resulting in higher interest expense. In addition, higher gas costs, as well as competitive factors in the industry and general economic conditions may cause customers to conserve or, in the case of industrial consumers, to use alternative energy sources. However, gas cost risk has been mitigated in recent years through improvements in rate design that allow us to collect from our customers the gas cost portion of our bad debt expense on approximately 75 percent of our residential and commercial margins.

As discussed above, on August 1, 2012, we completed the sale of substantially all of our natural gas distribution operations in Missouri, Illinois and Iowa. On August 8, 2012 we entered into a definitive agreement to sell our natural gas distribution operations in Georgia. The results of these operations have been separately reported in the following tables and exclude general corporate overhead and interest expense that would normally be allocated to these operations.

Review of Financial and Operating Results

Financial and operational highlights for our natural gas distribution segment for the fiscal years ended September 30, 2012, 2011 and 2010 are presented below.

	For the Fiscal Year Ended September 30
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In thousands, unless otherwise noted)
Gross profit	$1,022,743	$1,017,943	$998,642	$4,800	$19,301
Operating expenses	718,282	695,855	701,791	22,427	(5,936)

Operating income	304,461	322,088	296,851	(17,627)	25,237
Miscellaneous income (expense)	(12,657)	16,242	1,132	(28,899)	15,110
Interest charges	110,642	115,740	118,147	(5,098)	(2,407)

Income from continuing operations before income taxes	181,162	222,590	179,836	(41,428)	42,754
Income tax expense	57,314	77,885	69,875	(20,571)	8,010

Income from continuing operations	123,848	144,705	109,961	(20,857)	34,744
Income from discontinued operations, net of tax	18,172	18,013	15,988	159	2,025
Gain on sale of discontinued operations, net of tax	6,349	—	—	6,349	—

Net Income	$148,369	$162,718	$125,949	$(14,349)	$36,769

Consolidated natural gas distribution sales volumes from continuing operations — MMcf	244,466	275,540	307,474	(31,074)	(31,934)
Consolidated natural gas distribution transportation volumes from continuing operations — MMcf	128,222	125,812	122,633	2,410	3,179

Consolidated natural gas distribution throughput from continuing operations — MMcf	372,688	401,352	430,107	(28,664)	(28,755)
Consolidated natural gas distribution throughput from discontinued operations — MMcf	18,295	22,668	24,068	(4,373)	(1,400)

Total consolidated natural gas distribution throughput — MMcf	390,983	424,020	454,175	(33,037)	(30,155)

Consolidated natural gas distribution average transportation revenue per Mcf	$0.43	$0.47	$0.47	$(0.04)	$—
Consolidated natural gas distribution average cost of gas per Mcf sold	$4.64	$5.30	$5.77	$(0.66)	$(0.47)

Fiscal year ended September 30, 2012 compared with fiscal year ended September 30, 2011

The $4.8 million increase in natural gas distribution gross profit was primarily due to a $17.7 million net increase in rate adjustments, primarily in the Mid-Tex, Louisiana, Mississippi, West Texas and Kentucky service areas.

These increases were partially offset by the following:

•	$11.1 million decrease in revenue-related taxes in our Mid-Tex, West Texas and Mississippi service areas, primarily due to lower revenues on which the tax is calculated.

•

$1.6 million decrease due to an eight percent decrease in consolidated throughput caused principally by lower residential and commercial consumption combined with warmer weather in the current year compared to last year in most of our service areas.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income increased $22.4 million primarily due to the following:

•	$11.2 million increase in legal costs, primarily due to settlements.

•	$10.6 million increase in employee-related costs.

•	$8.4 million increase in depreciation and amortization associated with an increase in our net plant as a result of our capital investments in the prior year.

•	$2.6 million increase in software maintenance costs.

These increases were partially offset by the following:

•	$6.8 million decrease in operating expenses due to increased capital spending and warmer weather allowing us time to complete more capital work than in the prior year.

•	$2.9 million decrease due to the establishment of regulatory assets for pension and postretirement costs.

Miscellaneous income decreased $28.9 million primarily due to the absence of a $21.8 million pre-tax gain recognized in the prior year as a result of unwinding two Treasury locks ($13.6 million, net of tax) and a $10.0 million one-time donation to a donor advised fund in the current year.

Interest charges decreased $5.1 million compared to the prior year due primarily to the prepayment of our 5.125% $250 million senior notes in the fourth quarter of fiscal 2012, refinancing long-term debt at reduced interest rates and reducing commitment fees from decreasing the number of credit facilities and extending the length of their terms in fiscal 2011.

Additionally, results for fiscal 2012 were favorably impacted by a state tax benefit of $11.3 million. Due to the completion of the sale of our Missouri, Iowa and Illinois service areas in the fiscal fourth quarter, the Company updated its analysis of the tax rate at which deferred taxes would reverse in the future to reflect the sale of these service areas. The updated analysis supported a reduction in the deferred tax rate which when applied to the balance of taxable income deferred to future periods resulted in a reduction of the Company’s overall deferred tax liability.

Fiscal year ended September 30, 2011 compared with fiscal year ended September 30, 2010

The $19.3 million increase in natural gas distribution gross profit primarily reflects a $38.6 million net increase in rate adjustments, primarily in the Mid-Tex, Louisiana, Kentucky and Kansas service areas.

These increases were partially offset by:

•

$12.9 million decrease due to a seven percent decrease in consolidated throughput caused principally by lower residential and commercial consumption combined with warmer weather in fiscal 2011 compared to the same period in fiscal 2010 in most of our service areas.

•	$8.1 million decrease in revenue-related taxes, primarily due to lower revenues on which the tax is calculated.

Operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income decreased $5.9 million, primarily due to the following:

•	$10.0 million decrease in taxes, other than income, due to lower revenue-related taxes.

•	$6.4 million decrease in employee-related expenses.

These decreases were partially offset by:

•	$5.4 million increase due to the absence of a state sales tax reimbursement received in fiscal 2010.

•	$11.5 million increase in depreciation and amortization expense.

•	$1.7 million increase in vehicles and equipment expense.

Net income for this segment for fiscal 2011 was also favorably impacted by a $21.8 million pre-tax gain recognized in March 2011 as a result of unwinding two Treasury locks and a $5.0 million income tax benefit related to the administrative settlement of various income tax positions.

The following table shows our operating income from continuing operations by natural gas distribution division, in order of total rate base, for the fiscal years ended September 30, 2012, 2011 and 2010. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	For the Fiscal Year Ended September 30
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In thousands)
Mid-Tex	$142,755	$144,204	$134,655	$(1,449)	$9,549
Kentucky/Mid-States	32,185	37,593	32,920	(5,408)	4,673
Louisiana	48,958	50,442	45,759	(1,484)	4,683
West Texas	27,875	29,686	33,509	(1,811)	(3,823)
Mississippi	27,369	26,338	26,441	1,031	(103)
Colorado-Kansas	23,898	25,920	24,543	(2,022)	1,377
Other	1,421	7,905	(976)	(6,484)	8,881

Total	$304,461	$322,088	$296,851	$(17,627)	$25,237

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

Review of Financial and Operating Results

Financial and operational highlights for our regulated transmission and storage segment for the fiscal years ended September 30, 2012, 2011 and 2010 are presented below.

	For the Fiscal Year Ended September 30
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In thousands, unless otherwise noted)
Mid-Tex Division transportation	$162,808	$125,973	$102,891	$36,835	$23,082
Third-party transportation	64,158	73,676	73,648	(9,518)	28
Storage and park and lend services	6,764	7,995	10,657	(1,231)	(2,662)
Other	13,621	11,729	15,817	1,892	(4,088)

Gross profit	247,351	219,373	203,013	27,978	16,360
Operating expenses	118,527	111,098	105,975	7,429	5,123

Operating income	128,824	108,275	97,038	20,549	11,237
Miscellaneous income (expense)	(1,051)	4,715	135	(5,766)	4,580
Interest charges	29,414	31,432	31,174	(2,018)	258

Income before income taxes	98,359	81,558	65,999	16,801	15,559
Income tax expense	35,300	29,143	24,513	6,157	4,630

Net income	$63,059	$52,415	$41,486	$10,644	$10,929

Gross pipeline transportation volumes — MMcf	640,732	620,904	634,885	19,828	(13,981)

Consolidated pipeline transportation volumes — MMcf	466,527	435,012	428,599	31,515	6,413

Fiscal year ended September 30, 2012 compared with fiscal year ended September 30, 2011

The $28.0 million increase in regulated transmission and storage gross profit compared to the prior year was primarily a result of the rate case that was finalized and became effective in May 2011 as well as the GRIP filings approved by the Railroad Commission of Texas (RRC) during fiscal 2011 and 2012. In May 2011, the RRC issued an order in the rate case of Atmos Pipeline — Texas that approved an annual operating income increase of $20.4 million. During fiscal 2011, the RRC approved the Atmos Pipeline — Texas GRIP filing with an annual operating income increase of $12.6 million that went into effect in the fiscal fourth quarter. On April 10, 2012, the RRC approved the Atmos Pipeline — Texas GRIP filing with an annual operating income increase of $14.7 million that went into effect with bills rendered on an after April 10, 2012.

Operating expenses increased $7.4 million primarily due to a $5.4 million increase in depreciation expense, resulting from higher investment in net plant.

Additionally, results for fiscal 2012 were favorably impacted by a state tax benefit of $2.3 million associated with an update of the estimated tax rate at which deferred taxes would reverse in future periods after the completion of the sale of our Missouri, Illinois and Iowa assets. Net income for this segment for the prior year was favorably impacted by a $6.0 million pre-tax gain recognized in March 2011 as a result of unwinding two Treasury locks ($3.9 million, net of tax).

Fiscal year ended September 30, 2011 compared with fiscal year ended September 30, 2010

On April 18, 2011, the RRC issued an order in the rate case of Atmos Pipeline — Texas (APT) that was originally filed in September 2010. The RRC approved an annual operating income increase of $20.4 million as well as the following major provisions that went into effect with bills rendered on and after May 1, 2011:

•	Authorized return on equity of 11.8 percent.

•	A capital structure of 49.5 percent debt/50.5 percent equity.

•	Approval of a rate base of $807.7 million, compared to the $417.1 million rate base from the prior rate case.

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

AEH’s primary business is to deliver gas and provide related services by aggregating and purchasing gas supply, arranging transportation and storage logistics and ultimately delivering gas to customers at competitive prices. These activities are reflected as gas delivery and related services in the table below.

AEH also earns storage and transportation margins from (i) utilizing its proprietary 21-mile pipeline located in New Orleans, Louisiana to aggregate gas supply for our regulated natural gas distribution division in Louisiana, its gas delivery activities and, on a more limited basis, for third parties and (ii) managing proprietary storage in Kentucky and Louisiana to supplement the natural gas needs of our natural gas distribution divisions during peak periods. Most of these margins are generated through demand fees established under contracts with certain of our natural gas distribution divisions that are renewed periodically and subject to regulatory oversight. These activities are reflected as storage and transportation services in the table below.

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

Our nonregulated activities are significantly influenced by competitive factors in the industry and general economic conditions. Therefore, the margins earned from these activities are dependent upon our ability to attract and retain customers and to minimize the cost of gas and demand fees paid to contract for storage capacity to offer more competitive pricing to those customers.

Further, natural gas market conditions, most notably the price of natural gas and the level of price volatility affect our nonregulated businesses. Natural gas prices and the level of volatility are influenced by a number of factors including, but not limited to, general economic conditions, the demand for natural gas in different parts of the country, the level of domestic natural gas production and the level of natural gas inventory levels.

Natural gas prices can influence:

•

The demand for natural gas. Higher prices may cause customers to conserve or use alternative energy sources. Conversely, lower prices could cause customers such as electric power generators to switch from alternative energy sources to natural gas.

•	Collection of accounts receivable from customers, which could affect the level of bad debt expense recognized by this segment.

•	The level of borrowings under our credit facilities, which affects the level of interest expense recognized by this segment.

Natural gas price volatility can also influence our nonregulated business in the following ways:

•

Price volatility influences basis differentials, which provide opportunities to profit from identifying the lowest cost alternative among the natural gas supplies, transportation and markets to which we have access.

•	Price volatility also influences the spreads between the current (spot) prices and forward natural gas prices, which creates opportunities to earn higher arbitrage spreads.

•	Increased volatility impacts the amounts of unrealized margins recorded in our gross profit and could impact the amount of cash required to collateralize our risk management liabilities.

Our nonregulated segment manages its exposure to natural gas commodity price risk through a combination of physical storage and financial instruments. Therefore, results for this segment include unrealized gains or losses on its net physical gas position and the related financial instruments used to manage commodity price risk. These margins fluctuate based upon changes in the spreads between the physical and forward natural gas prices. Generally, if the physical/financial spread narrows, we will record unrealized gains or lower unrealized losses. If the physical/financial spread widens, we will generally record unrealized losses or lower unrealized gains. The magnitude of the unrealized gains and losses is also contingent upon the levels of our net physical position at the end of the reporting period.

Review of Financial and Operating Results

Financial and operational highlights for our nonregulated segment for the fiscal years ended September 30, 2012, 2011 and 2010 are presented below.

	For the Fiscal Year Ended September 30
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In thousands, unless otherwise noted)
Realized margins
Gas delivery and related services	$46,578	$58,990	$59,523	$(12,412)	$(533)
Storage and transportation services	13,382	14,570	13,206	(1,188)	1,364
Other	3,737	5,265	5,347	(1,528)	(82)

	63,697	78,825	78,076	(15,128)	749
Asset optimization(1)	(558)	(3,424)	43,805	2,866	(47,229)

Total realized margins	63,139	75,401	121,881	(12,262)	(46,480)
Unrealized margins	(8,015)	(10,401)	(7,790)	2,386	(2,611)

Gross profit	55,124	65,000	114,091	(9,876)	(49,091)
Operating expenses, excluding asset impairment	36,886	39,113	44,147	(2,227)	(5,034)
Asset impairment	5,288	30,270	—	(24,982)	30,270

Operating income (loss)	12,950	(4,383)	69,944	17,333	(74,327)
Miscellaneous income	1,035	657	3,859	378	(3,202)
Interest charges	3,084	4,015	10,584	(931)	(6,569)

Income (loss) before income taxes	10,901	(7,741)	63,219	18,642	(70,960)
Income tax expense (benefit)	5,612	(209)	24,815	5,821	(25,024)

Net income (loss)	$5,289	$(7,532)	$38,404	$12,821	$(45,936)

Gross nonregulated delivered gas sales volumes — MMcf	400,512	446,903	420,203	(46,391)	26,700

Consolidated nonregulated delivered gas sales volumes — MMcf	351,628	384,799	353,853	(33,171)	30,946

Net physical position (Bcf)	18.8	21.0	15.7	(2.2)	5.3

(1)	Net of storage fees of $18.4 million, $15.2 million and $13.2 million.

Fiscal year ended September 30, 2012 compared with fiscal year ended September 30, 2011

Results for our nonregulated operations during fiscal 2012 were adversely influenced by continued unfavorable natural gas market conditions. Historically high natural gas storage levels from strong domestic natural gas production caused natural gas prices to remain relatively low during fiscal 2012. Additionally, we continued to experience compressed spot to forward spread values and basis differentials.

We anticipate these natural gas market conditions will continue for the foreseeable future. As a result, we anticipate that basis differentials will remain compressed and spot-to-forward price volatility will remain relatively low. Accordingly, although we anticipate continuing to profit on a fiscal-year basis from our nonregulated activities, we anticipate per-unit margins from our delivered gas activities and margins earned from our asset optimization activities for the foreseeable future to be more consistent with the performance we have experienced during the last two fiscal years.

Realized margins for gas delivery, storage and transportation services and other services were $63.7 million during the year ended September 30, 2012 compared with $78.8 million for the prior year. The decrease reflects the following:

•	A nine percent decrease in consolidated sales volumes. The decrease was largely attributable to warmer weather, which reduced sales to utility, municipal and other weather-sensitive customers.

•

A $0.02/Mcf decrease in gas delivery per-unit margins compared to the prior year primarily due to lower basis differentials resulting from increased natural gas supply and increased transportation costs.

Asset optimization margins increased $2.9 million from the prior year. The increase primarily reflects higher realized margins earned from the settlement of financial instruments used to hedge our natural gas inventory purchases, partially offset by increased storage fees associated with increased park and loan activity and a $1.7 million charge in the first fiscal quarter of the current year to write down to market certain natural gas inventory that no longer qualified for fair value hedge accounting.

Unrealized margins increased $2.4 million in the current year compared to the prior year primarily due to the timing of year-over-year realized margins.

Operating expenses, excluding asset impairments decreased $2.2 million primarily due to lower employee-related expenses.

During the fourth quarter of fiscal 2012, we recorded a $5.3 million noncash charge to impair our natural gas gathering assets located in Kentucky. The charge reflected a reduction in the value of the project due to the current low natural gas price environment and management’s decision to focus AEH’s activities on its gas delivery, storage and transportation services. In the prior year, asset impairments included an asset impairment charge of $19.3 million related to our investment in our Fort Necessity storage project as well as an $11.0 million pre-tax impairment charge related to the write-off of certain natural gas gathering assets.

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

During fiscal 2011, our nonregulated segment recognized $30.3 million of noncash asset impairment charges associated with the two aforementioned projects.

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

Our Unsecured 5.125% Senior Notes were scheduled to mature in January 2013. On August 28, 2012 we redeemed these notes with proceeds received through the issuance of commercial paper. On September 27, 2012, we entered into a $260 million short-term financing facility that expires February 1, 2013 to repay the commercial paper borrowings utilized to redeem the notes. The short-term facility is expected to be repaid with the proceeds from the $350 million 30-year unsecured senior notes, which are expected to be issued in January 2013. We fixed the Treasury yield component of the interest cost associated with these anticipated senior notes at 4.07% by executing three Treasury lock agreements in August 2011. We designated all of these Treasury locks as cash flow hedges.

We believe the liquidity provided by our senior notes and committed credit facilities, combined with our operating cash flows, will be sufficient to fund our working capital needs and capital expenditure program for fiscal year 2013.

Cash Flows

Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, the price for our services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.

Cash flows from operating, investing and financing activities for the years ended September 30, 2012, 2011 and 2010 are presented below.

	For the Fiscal Year Ended September 30
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In thousands)
Total cash provided by (used in)
Operating activities	$586,917	$582,844	$726,476	$4,073	$(143,632)
Investing activities	(609,260)	(627,386)	(542,702)	18,126	(84,684)
Financing activities	(44,837)	44,009	(163,025)	(88,846)	207,034

Change in cash and cash equivalents	(67,180)	(533)	20,749	(66,647)	(21,282)
Cash and cash equivalents at beginning of period	131,419	131,952	111,203	(533)	20,749

Cash and cash equivalents at end of period	$64,239	$131,419	$131,952	$(67,180)	$(533)

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

Fiscal Year ended September 30, 2012 compared with fiscal year ended September 30, 2011

For the fiscal year ended September 30, 2012, we generated operating cash flow of $586.9 million from operating activities compared with $582.8 million in the prior year. The year-over-year increase reflects changes in working capital offset by the $56.7 million increase in contributions made to our pension and postretirement plans during fiscal 2012.

Fiscal Year ended September 30, 2011 compared with fiscal year ended September 30, 2010

For the fiscal year ended September 30, 2011, we generated operating cash flow of $582.8 million from operating activities compared with $726.5 million in fiscal September 30, 2010. The year-over-year decrease reflects the absence of an $85 million income tax refund received in the prior year coupled with the timing of gas cost recoveries under our purchased gas cost mechanisms and other net working capital changes.

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

In early fiscal 2010, two coalitions of cities, representing the majority of the cities our Mid-Tex Division serves, agreed to a program of installing, beginning in the first quarter of fiscal 2011, 100,000 steel service line replacements during fiscal 2011 and 2012, with approved recovery of the associated return, depreciation and taxes for lines replaced between October 1, 2010 and September 30, 2012. As of September 30, 2012, we had replaced 98,675 lines. Since October 1, 2010 we have spent $116.3 million on steel service line replacements.

For the fiscal year ended September 30, 2012, we incurred $732.9 million for capital expenditures compared with $623.0 million for the fiscal year ended September 30, 2011 and $542.6 million for the fiscal year ended September 30, 2010.

The $109.9 million increase in capital expenditures in fiscal 2012 compared to fiscal 2011 primarily reflects spending for the steel service line replacement program in the Mid-Tex Division, the development of new customer billing and information systems for our natural gas distribution and our nonregulated segments and increased capital spending to increase the capacity on our Atmos Pipeline — Texas system. As a result of these projects, we anticipate capital expenditures will remain elevated during the next fiscal year.

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

Cash flows from financing activities

For the fiscal year ended September 30, 2012, our financing activities used $44.8 million in cash, while financing activities for the fiscal year ended September 30, 2011 generated $44.0 million in cash compared with cash of $163.0 million used for the fiscal year ended September 30, 2010. Our significant financing activities for the fiscal years ended September 30, 2012, 2011 and 2010 are summarized as follows:

2012

During the fiscal year ended September 30, 2012, we:

•	Paid $257.0 million for long-term debt repayments, including the early redemption of our $250 million 5.125% Senior notes that were scheduled to mature in January 2013.

•	Borrowed $260 million under a short-term loan to finance the repayment of our $250 million 5.125% Senior notes.

•

Borrowed a net $94.1 million under our short-term facilities, excluding the $260 million short-term loan used to finance the early redemption of our $250 million 5.125% Senior notes, to fund working capital needs.

•	Paid $125.8 million in cash dividends, which reflected a payout ratio of 58 percent of net income.

•	Paid $12.5 million for the repurchase of common stock as part of our share buyback program.

•	Paid $5.2 million for the repurchase of equity awards.

2011

During the fiscal year ended September 30, 2011, we:

•	Received $394.5 million net cash proceeds in June 2011 related to the issuance of $400 million 5.50% senior notes due 2041.

•	Borrowed a net $83.3 million under our short-term facilities to fund working capital needs.

•	Received $27.8 million cash in March 2011 related to the unwinding of two Treasury locks.

•	Received $20.1 million cash in June 2011 related to the settlement of three Treasury locks associated with the $400 million 5.50% senior notes offering.

•	Received $7.8 million net proceeds related to the issuance of 0.3 million shares of common stock.

•	Paid $360.1 million for scheduled long-term debt repayments, including our $350 million 7.375% senior notes that were paid on their maturity date on May 15, 2011.

•	Paid $124.0 million in cash dividends which reflected a payout ratio of 60 percent of net income.

•	Paid $5.3 million for the repurchase of equity awards.

2010

During the fiscal year ended September 30, 2010, we:

•	Paid $124.3 million in cash dividends which reflected a payout ratio of 61 percent of net income.

•	Paid $100.5 million for the repurchase of common stock under an accelerated share repurchase agreement.

•	Borrowed a net $54.3 million under our short-term facilities due to the impact of seasonal natural gas purchases.

•

Received $8.8 million net proceeds related to the issuance of 0.4 million shares of common stock, which is a 68 percent decrease compared to the prior year due primarily to the fact that beginning in fiscal 2010 shares were purchased on the open market rather than being issued by us to the Direct Stock Purchase Plan and the Retirement Savings Plan.

•	Paid $1.2 million to repurchase equity awards.

The following table shows the number of shares issued for the fiscal years ended September 30, 2012, 2011 and 2010:

	For the Fiscal Year Ended September 30
	2012	2011	2010
Shares issued:
Direct stock purchase plan	—	—	103,529
Retirement savings plan	—	—	79,722
1998 Long-term incentive plan	482,289	675,255	421,706
Outside directors stock-for-fee plan	2,375	2,385	3,382

Total shares issued	484,664	677,640	608,339

The decreased number of shares issued in fiscal 2012 compared with the number of shares issued in fiscal 2011 primarily reflects a decrease in the number of shares issued under our 1998 Long-Term Incentive Plan (LTIP), due to the exercise of a significant number of stock options during fiscal 2011. During fiscal 2012, we cancelled and retired 153,255 shares attributable to federal withholdings on equity awards and repurchased and retired 387,991 shares attributable to our share repurchase program, which are not included in the table above.

The increase in the number of shares issued in fiscal 2011 compared with the number of shares issued in fiscal 2010 primarily reflects an increased number of shares issued under our LTIP due to the exercise of a significant number of stock options during fiscal 2011. This increase was partially offset by the fact that we purchased shares in the open market rather than issuing new shares for the Direct Stock Purchase Plan and the Retirement Savings Plan. During fiscal 2011, we cancelled and retired 169,793 shares attributable to federal withholdings on equity awards and repurchased and retired 375,468 shares attributable to our 2010 accelerated share repurchase agreement, which are not included in the table above.

As of September 30, 2011, we were authorized to grant awards for up to a maximum of 6.5 million shares of common stock under our LTIP. In February 2011, shareholders voted to increase the number of authorized LTIP shares by 2.2 million shares. On October 19, 2011, we received all required state regulatory approvals to increase the maximum number of authorized LTIP shares to 8.7 million shares, subject to certain adjustment provisions. On October 28, 2011, we filed with the SEC a registration statement on Form S-8 to register an additional 2.2 million shares; we also listed such shares with the New York Stock Exchange.

Credit Facilities

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply to meet our customers’ needs could significantly affect our borrowing requirements.

We finance our short-term borrowing requirements through a combination of a $750 million commercial paper program collateralized by our $750 million unsecured credit facility and four committed revolving credit facilities with third-party lenders. As a result, we have approximately $989 million of working capital funding. Additionally, our $750 million unsecured credit facility has an accordion feature, which, if utilized, would increase borrowing capacity to $1.0 billion. We also use intercompany credit facilities to supplement the funding provided by these third-party committed credit facilities.

Shelf Registration

We have an effective shelf registration statement with the Securities and Exchange Commission (SEC) that permits us to issue a total of $1.3 billion in common stock and/or debt securities. The shelf registration statement has been approved by all requisite state regulatory commissions. With the closing of the sale of our Missouri, Illinois and Iowa operations on August 1, 2012, there are no longer any restrictions on our ability to issue either debt or equity under the shelf until it expires on March 31, 2013, with $900 million available for issuance at September 30, 2012. We intend to file a new shelf registration statement with the SEC for at least $1.3 billion prior to the expiration of the current shelf.

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

Debt Covenants

We were in compliance with all of our debt covenants as of September 30, 2012. Our debt covenants are described in Note 7 to the consolidated financial statements.

Capitalization

The following table presents our capitalization as of September 30, 2012 and 2011:

	September 30
	2012		2011
	(In thousands, except percentages)
Short-term debt	$570,929	11.7%	$206,396	4.4%
Long-term debt	1,956,436	40.0%	2,208,551	47.3%
Shareholders’ equity	2,359,243	48.3%	2,255,421	48.3%

Total capitalization, including short-term debt	$4,886,608	100.0%	$4,670,368	100.0%

Total debt as a percentage of total capitalization, including short-term debt, was 51.7 percent at September 30, 2012 and 2011. Our ratio of total debt to capitalization is typically greater during the winter heating season as we make additional short-term borrowings to fund natural gas purchases and meet our working capital requirements. We intend to continue to maintain our debt to capitalization ratio in a target range of 50 to 55 percent.

Contractual Obligations and Commercial Commitments

The following table provides information about contractual obligations and commercial commitments at September 30, 2012.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(In thousands)
Contractual Obligations
Long-term debt(1)	$1,960,131	$131	$500,000	$250,000	$1,210,000
Short-term debt(1)	570,929	570,929	—	—	—
Interest charges(2)	1,434,549	123,572	223,346	192,960	894,671
Gas purchase commitments(3)	333,839	259,235	74,604	—	—
Capital lease obligations(4)	1,008	186	372	372	78
Operating leases(4)	180,991	17,571	33,155	29,633	100,632
Demand fees for contracted storage(5)	9,473	6,285	2,986	74	128
Demand fees for contracted transportation(6)	25,484	13,171	12,072	241	—
Financial instrument obligations(7)	94,587	85,381	9,206	—	—
Postretirement benefit plan contributions(8)	207,636	28,317	32,523	39,741	107,055
Uncertain tax positions (including interest)(9)	1,831	—	1,831	—	—

Total contractual obligations(10)	$4,820,458	$1,104,778	$890,095	$513,021	$2,312,564

(1)	See Note 7 to the consolidated financial statements.

(2)	Interest charges were calculated using the stated rate for each debt issuance.

(3)

Gas purchase commitments were determined based upon contractually determined volumes at prices estimated based upon the index specified in the contract, adjusted for estimated basis differentials and contractual discounts as of September 30, 2012.

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

(7)

Represents liabilities for natural gas commodity financial instruments that were valued as of September 30, 2012. The ultimate settlement amounts of these remaining liabilities are unknown because they are subject to continuing market risk until the financial instruments are settled. The table above excludes $0.3 million of current liabilities from risk management activities that are classified as liabilities held for sale in conjunction with the sale of our Georgia operations.

(8)	Represents expected contributions to our postretirement benefit plans.

(9)	Represents liabilities associated with uncertain tax positions claimed or expected to be claimed on tax returns.

(10)	Total contractual obligations exclude pension plan contributions, which are discussed in Note 9. We anticipate contributing between $30 million and $40 million to these plans during fiscal 2013.

AEH has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At September 30, 2012, AEH was committed to purchase 72.2 Bcf within one year, 29.0 Bcf within one to three years and 29.0 Bcf after three years under indexed contracts. AEH is committed to purchase 3.8 Bcf within one year and 0.3 Bcf within one to three years under fixed price contracts with prices ranging from $2.46 to $6.36 per Mcf.

With the exception of our Mid-Tex Division, our natural gas distribution segment maintains supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of individual contracts. Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of natural gas for our customers in its service area which obligate it to purchase specified volumes at market prices. The estimated commitments under the terms of these contracts as of September 30, 2012 are reflected in the table above.

Risk Management Activities

As discussed above in our Critical Accounting Policies, we use financial instruments to mitigate commodity price risk and, periodically, to manage interest rate risk. We conduct risk management activities through our natural gas distribution and nonregulated segments. In our natural gas distribution segment, we use a combination of physical storage, fixed physical contracts and fixed financial contracts to reduce our exposure to unusually large winter-period gas price increases. In our nonregulated segments, we manage our exposure to the risk of natural gas price changes and lock in our gross profit margin through a combination of storage and financial instruments, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. To the extent our inventory cost and actual sales and actual purchases do not correlate with the changes in the market indices we use in our hedges, we could experience ineffectiveness or the hedges may no longer meet the accounting requirements for hedge accounting, resulting in the financial instruments being treated as mark to market instruments through earnings.

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

The following table shows the components of the change in fair value of our natural gas distribution segment’s financial instruments for the fiscal year ended September 30, 2012 (in thousands):

Fair value of contracts at September 30, 2011	$(79,277)
Contracts realized/settled	(32,027)
Fair value of new contracts	4,782
Other changes in value	30,262

Fair value of contracts at September 30, 2012	$(76,260)

The fair value of our natural gas distribution segment’s financial instruments at September 30, 2012, is presented below by time period and fair value source:

	Fair Value of Contracts at September 30, 2012
	Maturity in years
Source of Fair Value	Less than 1	1-3	4-5	Greater than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(78,543)	$2,283	$—	$—	$(76,260)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(78,543)	$2,283	$—	$—	$(76,260)

The tables above include $0.1 million of current assets from risk management activities that are classified as assets held for sale and $0.3 million of current liabilities from risk management activities that are classified as liabilities held for sale in conjunction with the sale of our Georgia operations.

The following table shows the components of the change in fair value of our nonregulated segment’s financial instruments for the fiscal year ended September 30, 2012 (in thousands):

Fair value of contracts at September 30, 2011	$(25,050)
Contracts realized/settled	15,677
Fair value of new contracts	—
Other changes in value	(5,750)

Fair value of contracts at September 30, 2012	(15,123)
Netting of cash collateral	23,675

Cash collateral and fair value of contracts at September 30, 2012	$8,552

The fair value of our nonregulated segment’s financial instruments at September 30, 2012, is presented below by time period and fair value source.

	Fair Value of Contracts at September 30, 2012
	Maturity in years
Source of Fair Value	Less than 1	1-3	4-5	Greater than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(5,917)	$(9,222)	$16	$—	$(15,123)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(5,917)	$(9,222)	$16	$—	$(15,123)

Employee Benefits Programs

An important element of our total compensation program, and a significant component of our operation and maintenance expense, is the offering of various benefits programs to our employees. These programs include medical and dental insurance coverage and pension and postretirement programs.

Medical and Dental Insurance

We offer medical and dental insurance programs to substantially all of our employees, and we believe these programs are consistent with other programs in our industry. Since 2006, we have experienced medical and prescription inflation of approximately six percent. In recent years, we have strived to actively manage our health care costs through the introduction of a wellness strategy that is focused on helping employees to identify health risks and to manage these risks through improved lifestyle choices.

In March 2010, President Obama signed The Patient Protection and Affordable Care Act into law (the “Health Care Reform Act”). The Health Care Reform Act will be phased in over an eight-year period. We have changed the design of our health care plans to comply with provisions of the Health Care Reform Act that have already gone into effect or will be going into effect in future years. For example, lifetime maximums on benefits have been eliminated, coverage for dependent children has been extended to age 26 and all costs of preventive coverage must be paid for by the insurer. In 2014, health insurance exchanges will open in each state in order to provide a competitive marketplace for purchasing health insurance by individuals. Companies who offer health insurance to their employees could face a substantial increase in premiums at that time if they choose to continue to provide such coverage. However, companies who elect to cease providing health insurance to their employees will be faced with paying significant penalties to the federal government for each employee who receives coverage through an exchange. We will continue to monitor all developments on health care reform and continue to comply with all existing relevant laws and regulations.

For fiscal 2013, we anticipate an approximate seven percent medical and prescription drug inflation rate, primarily due to anticipated higher claims costs and the implementation of the Health Care Reform Act.

Net Periodic Pension and Postretirement Benefit Costs

For the fiscal year ended September 30, 2012, our total net periodic pension and other benefits costs was $69.2 million, compared with $56.6 million and $50.8 million for the fiscal years ended September 30, 2011 and 2010. These costs relating to our natural gas distribution operations are recoverable through our gas distribution rates. A portion of these costs is capitalized into our gas distribution rate base, and the remaining costs are recorded as a component of operation and maintenance expense.

Our fiscal 2012 costs were determined using a September 30, 2011 measurement date. At that date, interest and corporate bond rates utilized to determine our discount rates were significantly lower than the interest and corporate bond rates as of September 30, 2010, the measurement date for our fiscal 2011 net periodic cost. Accordingly, we decreased our discount rate used to determine our fiscal 2012 pension and benefit costs to 5.05 percent. Our expected return on our pension plan assets was reduced to 7.75 percent due to historical experience and the current market projection of the target asset allocation. As a result, our fiscal 2012 pension and postretirement medical costs were higher than in the prior year.

The increase in total net periodic pension and other benefits costs during fiscal 2011 compared with fiscal 2010 primarily reflects the decrease in our discount rate at September 30, 2010, the measurement date for our fiscal 2011 pension and postretirement costs. The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. At our September 30, 2010 measurement date, the interest rates were significantly higher than the interest rates at September 30, 2009, the measurement date used to determine our fiscal 2009 net periodic cost. Our expected return on our pension plan assets remained constant at 8.25 percent.

Pension and Postretirement Plan Funding

Generally, our funding policy is to contribute annually an amount that will at least equal the minimum amount required to comply with the Employee Retirement Income Security Act of 1974 (ERISA). However, additional voluntary contributions are made from time to time as considered necessary. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2012. Based on this valuation, we were required to contribute cash of $46.5 million to our pension plans during fiscal 2012. The need for this funding primarily reflects a decrease in the discount rate used to determine our obligations under our plans. This contribution increased the level of our plan assets to achieve a desirable PPA funding threshold.

During fiscal 2011, we were required to contribute cash of $0.9 million to our pension plans. The need for this funding reflected the decline in the fair value of the plans’ assets resulting from the unfavorable market conditions experienced during 2008 and 2009. This contribution increased the level of our plan assets to achieve a desirable PPA funding threshold. During fiscal 2010, we did not contribute cash to our pension plans as the fair value of the plans’ assets recovered somewhat during the year from the unfavorable market conditions experienced in the latter half of calendar year 2008 and our plan assets were sufficient to achieve a desirable funding threshold as established by the PPA.

We contributed $22.1 million, $11.3 million and $11.8 million to our postretirement benefits plans for the fiscal years ended September 30, 2012, 2011 and 2010. The contributions represent the portion of the postretirement costs we are responsible for under the terms of our plan and minimum funding required by state regulatory commissions.

Outlook for Fiscal 2013 and Beyond

As of September 30, 2012, interest and corporate bond rates utilized to determine our discount rates, which impacted our fiscal 2013 net periodic pension and postretirement costs, were lower than the interest and corporate bond rates as of September 30, 2011, the measurement date for our fiscal 2012 net periodic cost. As a result of the lower interest and corporate bond rates, we decreased the discount rate used to determine our fiscal 2013 pension and benefit costs to 4.04 percent. We maintained the expected return on our pension plan assets at 7.75 percent, based on historical experience and the current market projection of the target asset allocation. Due to the decrease in our discount rate, we expect our fiscal 2013 pension and postretirement medical costs to increase compared to fiscal 2012.

Based upon market conditions subsequent to September 30, 2012 the current funded position of the plans and the new funding requirements under the PPA, we anticipate contributing between $30 million and $40 million to the Plans in fiscal 2013. Further, we will consider whether an additional voluntary contribution is prudent to maintain certain PPA funding thresholds. With respect to our postretirement medical plans, we anticipate contributing between $25 million and $30 million during fiscal 2013.

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

In August 2010, the Board of Directors of Atmos Energy approved a proposal to close the Pension Account Plan (PAP) to new participants, effective October 1, 2010. Employees participating in the PAP as of October 1, 2010 were allowed to make a one-time election to migrate from the PAP into our defined contribution plan with enhanced features, effective January 1, 2011. Participants who chose to remain in the PAP have continued to earn benefits and interest allocations with no changes to their existing benefits.

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

Nonregulated segment

Our nonregulated segment is also exposed to risks associated with changes in the market price of natural gas. For our nonregulated segment, we use a sensitivity analysis to estimate commodity price risk. For purposes of this analysis, we estimate commodity price risk by applying a $0.50 change in the forward NYMEX price to our net open position (including existing storage and related financial contracts) at the end of each period. Based on AEH’s net open position (including existing storage and related financial contracts) at September 30, 2012 of 0.4 Bcf, a $0.50 change in the forward NYMEX price would have had a $0.2 million impact on our consolidated net income.

Changes in the difference between the indices used to mark to market our physical inventory (Gas Daily) and the related fair-value hedge (NYMEX) can result in volatility in our reported net income; but, over time, gains and losses on the sale of storage gas inventory will be offset by gains and losses on the fair-value hedges. Based upon our net physical position at September 30, 2012 and assuming our hedges would still qualify as highly effective, a $0.50 change in the difference between the Gas Daily and NYMEX indices would impact our reported net income by approximately $5.8 million.

Additionally, these changes could cause us to recognize a risk management liability, which would require us to place cash into an escrow account to collateralize this liability position. This, in turn, would reduce the amount of cash we would have on hand to fund our working capital needs.

Interest Rate Risk

Our earnings are exposed to changes in short-term interest rates associated with our short-term commercial paper program and other short-term borrowings. We use a sensitivity analysis to estimate our short-term interest rate risk. For purposes of this analysis, we estimate our short-term interest rate risk as the difference between our actual interest expense for the period and estimated interest expense for the period assuming a hypothetical average one percent increase in the interest rates associated with our short-term borrowings. Had interest rates associated with our short-term borrowings increased by an average of one percent, our interest expense would have increased by approximately $2.5 million during 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Atmos Energy Corporation

We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation as of September 30, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atmos Energy Corporation at September 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects the financial information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Atmos Energy Corporation’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Dallas, Texas

November 12, 2012

ATMOS ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30
	2012	2011
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$6,860,358	$6,607,552
Construction in progress	274,112	209,242

	7,134,470	6,816,794
Less accumulated depreciation and amortization	1,658,866	1,668,876

Net property, plant and equipment	5,475,604	5,147,918
Current assets
Cash and cash equivalents	64,239	131,419
Accounts receivable, less allowance for doubtful accounts of $9,425 in 2012 and $7,440 in 2011	234,526	273,303
Gas stored underground	256,415	289,760
Other current assets	272,782	316,471

Total current assets	827,962	1,010,953
Goodwill and intangible assets	740,847	740,207
Deferred charges and other assets	451,262	383,793

	$7,495,675	$7,282,871

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding: 2012 — 90,239,900 shares, 2011 — 90,296,482 shares	$451	$451
Additional paid-in capital	1,745,467	1,732,935
Accumulated other comprehensive loss	(47,607)	(48,460)
Retained earnings	660,932	570,495

Shareholders’ equity	2,359,243	2,255,421
Long-term debt	1,956,305	2,206,117

Total capitalization	4,315,548	4,461,538
Commitments and contingencies
Current liabilities
Accounts payable and accrued liabilities	215,229	291,205
Other current liabilities	489,665	367,563
Short-term debt	570,929	206,396
Current maturities of long-term debt	131	2,434

Total current liabilities	1,275,954	867,598
Deferred income taxes	1,015,083	960,093
Regulatory cost of removal obligation	381,164	428,947
Deferred credits and other liabilities	507,926	564,695

	$7,495,675	$7,282,871

See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year ended September 30
	2012	2011	2010
	(In thousands, except per share data)
Operating revenues
Natural gas distribution segment	$2,145,330	$2,470,664	$2,783,863
Regulated transmission and storage segment	247,351	219,373	203,013
Nonregulated segment	1,351,303	2,024,893	2,146,658
Intersegment eliminations	(305,501)	(428,495)	(472,474)

	3,438,483	4,286,435	4,661,060
Purchased gas cost
Natural gas distribution segment	1,122,587	1,452,721	1,785,221
Regulated transmission and storage segment	—	—	—
Nonregulated segment	1,296,179	1,959,893	2,032,567
Intersegment eliminations	(304,022)	(426,999)	(470,864)

	2,114,744	2,985,615	3,346,924

Gross profit	1,323,739	1,300,820	1,314,136
Operating expenses
Operation and maintenance	453,613	442,965	454,621
Depreciation and amortization	237,525	223,832	208,539
Taxes, other than income	181,073	177,767	187,143
Asset impairments	5,288	30,270	—

Total operating expenses	877,499	874,834	850,303

Operating income	446,240	425,986	463,833
Miscellaneous income (expense), net	(14,644)	21,184	(591)
Interest charges	141,174	150,763	154,188

Income from continuing operations before income taxes	290,422	296,407	309,054
Income tax expense	98,226	106,819	119,203

Income from continuing operations	192,196	189,588	189,851
Income from discontinued operations, net of tax ($10,066, $12,372 and $9,584)	18,172	18,013	15,988
Gain on sale of discontinued operations, net of tax ($3,519, $0 and $0)	6,349	—	—

Net income	$216,717	$207,601	$205,839

Basic earnings per share
Income per share from continuing operations	$2.12	$2.08	$2.05
Income per share from discontinued operations	0.27	0.20	0.17

Net income per share — basic	$2.39	$2.28	$2.22

Diluted earnings per share
Income per share from continuing operations	$2.10	$2.07	$2.03
Income per share from discontinued operations	0.27	0.20	0.17

Net income per share — diluted	$2.37	$2.27	$2.20

Weighted average shares outstanding:
Basic	90,150	90,201	91,852
Diluted	91,172	90,652	92,422

See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total

	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2009	92,551,709	$463	$1,791,129	$(20,184)	$405,353	$2,176,761
Comprehensive income:
Net income	—	—	—	—	205,839	205,839
Unrealized holding gains on investments, net of tax of $1,025	—	—	—	1,745	—	1,745
Treasury lock agreements, net of tax of $1,193	—	—	—	2,030	—	2,030
Cash flow hedges, net of tax of $(4,452)	—	—	—	(6,963)	—	(6,963)

Total comprehensive income						202,651
Repurchase of common stock	(2,958,580)	(15)	(100,435)	—	—	(100,450)
Repurchase of equity awards	(37,365)	—	(1,191)	—	—	(1,191)
Cash dividends ($1.34 per share)	—	—	—	—	(124,287)	(124,287)
Common stock issued:
Direct stock purchase plan	103,529	1	2,881	—	—	2,882
Retirement savings plan	79,722	—	2,281	—	—	2,281
1998 Long-term incentive plan	421,706	2	8,708	—	—	8,710
Employee stock-based compensation	—	—	10,894	—	—	10,894
Outside directors stock-for-fee plan	3,382	—	97	—	—	97

Balance, September 30, 2010	90,164,103	451	1,714,364	(23,372)	486,905	2,178,348
Comprehensive income:
Net income	—	—	—	—	207,601	207,601
Unrealized holding losses on investments, net of tax of $(953)	—	—	—	(1,647)	—	(1,647)
Treasury lock agreements, net of tax of $(16,850)	—	—	—	(28,689)	—	(28,689)
Cash flow hedges, net of tax of $3,355	—	—	—	5,248	—	5,248

Total comprehensive income						182,513
Repurchase of common stock	(375,468)	(2)	2	—	—	—
Repurchase of equity awards	(169,793)	(1)	(5,298)	—	—	(5,299)
Cash dividends ($1.36 per share)	—	—	—	—	(124,011)	(124,011)
Common stock issued:
Direct stock purchase plan	—	—	(54)	—	—	(54)
1998 Long-term incentive plan	675,255	3	13,886	—	—	13,889
Employee stock-based compensation	—	—	9,958	—	—	9,958
Outside directors stock-for-fee plan	2,385	—	77	—	—	77

Balance, September 30, 2011	90,296,482	451	1,732,935	(48,460)	570,495	2,255,421
Comprehensive income:
Net income	—	—	—	—	216,717	216,717
Unrealized holding gains on investments, net of tax of $1,881	—	—	—	3,103	—	3,103
Treasury lock agreements, net of tax of $(5,388)	—	—	—	(10,116)	—	(10,116)
Cash flow hedges, net of tax of $5,029	—	—	—	7,866	—	7,866

Total comprehensive income						217,570
Repurchase of common stock	(387,991)	(2)	(12,533)	—	—	(12,535)
Repurchase of equity awards	(153,255)	—	(5,219)	—	—	(5,219)
Cash dividends ($1.38 per share)	—	—	—	—	(125,796)	(125,796)
Common stock issued:
Direct stock purchase plan	—	—	(65)	—	—	(65)
1998 Long-term incentive plan	482,289	2	12,519	—	(484)	12,037
Employee stock-based compensation	—	—	17,752	—	—	17,752
Outside directors stock-for-fee plan	2,375	—	78	—	—	78

Balance, September 30, 2012	90,239,900	$451	$1,745,467	$(47,607)	$660,932	$2,359,243

See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30
	2012	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$216,717	$207,601	$205,839
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	5,288	30,270	—
Gain on sale of discontinued operations	(9,868)	—	—
Depreciation and amortization:
Charged to depreciation and amortization	246,093	233,155	216,960
Charged to other accounts	484	228	173
Deferred income taxes	104,319	117,353	196,731
Stock-based compensation	19,222	11,586	12,655
Debt financing costs	8,147	9,438	11,908
Other	(493)	(961)	(1,245)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	32,578	(96)	(40,401)
Decrease in gas stored underground	28,417	27,737	54,014
(Increase) decrease in other current assets	20,989	(38,048)	(18,387)
(Increase) decrease in deferred charges and other assets	(50,055)	(53,519)	14,886
Increase (decrease) in accounts payable and accrued liabilities	(64,234)	23,904	58,069
Increase (decrease) in other current liabilities	7,889	(57,495)	(48,992)
Increase in deferred credits and other liabilities	21,424	71,691	64,266

Net cash provided by operating activities	586,917	582,844	726,476
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(732,858)	(622,965)	(542,636)
Proceeds from the sale of discontinued operations	128,223	—	—
Other, net	(4,625)	(4,421)	(66)

Net cash used in investing activities	(609,260)	(627,386)	(542,702)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in short-term debt	354,141	83,306	54,268
Net proceeds from issuance of long-term debt	—	394,466	—
Settlement of Treasury lock agreements	—	20,079	—
Unwinding of Treasury lock agreements	—	27,803	—
Repayment of long-term debt	(257,034)	(360,131)	(131)
Cash dividends paid	(125,796)	(124,011)	(124,287)
Repurchase of common stock	(12,535)	—	(100,450)
Repurchase of equity awards	(5,219)	(5,299)	(1,191)
Issuance of common stock	1,606	7,796	8,766

Net cash provided by (used in) financing activities	(44,837)	44,009	(163,025)

Net increase (decrease) in cash and cash equivalents	(67,180)	(533)	20,749
Cash and cash equivalents at beginning of year	131,419	131,952	111,203

Cash and cash equivalents at end of year	$64,239	$131,419	$131,952

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

Division	Service Area
Atmos Energy Colorado-Kansas Division	Colorado, Kansas
Atmos Energy Kentucky/Mid-States Division	Georgia(1), Kentucky, Tennessee, Virginia(1)
Atmos Energy Louisiana Division	Louisiana
Atmos Energy Mid-Tex Division	Texas, including the Dallas/Fort Worth metropolitan area
Atmos Energy Mississippi Division	Mississippi
Atmos Energy West Texas Division	West Texas

(1)	Denotes locations where we have more limited service areas.

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

On August 1, 2012, we completed the divesture of our natural gas distribution operations in Missouri, Illinois and Iowa, representing approximately 84,000 customers. On August 8, 2012, we entered into a definitive agreement to sell our natural gas distribution operations in Georgia, representing approximately 64,000 customers. The results of these operations have been separately reported as discontinued operations.

Our regulated transmission and storage business consists of the regulated operations of our Atmos Pipeline–Texas Division, a division of the Company. This division transports natural gas to our Mid-Tex Division, transports natural gas for third parties and manages five underground storage reservoirs in Texas. We also provide ancillary services customary to the pipeline industry including parking arrangements, lending and sales of inventory on hand. Parking arrangements provide short-term interruptible storage of gas on our pipeline. Lending services provide short-term interruptible loans of natural gas from our pipeline to meet market demands.

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

Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates include the allow-

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ance for doubtful accounts, unbilled revenues, legal and environmental accruals, insurance accruals, pension and postretirement obligations, deferred income taxes, asset retirement obligations, impairment of long-lived assets, risk management and trading activities, fair value measurements and the valuation of goodwill, indefinite-lived intangible assets and other long-lived assets. Actual results could differ from those estimates.

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

We record regulatory assets as a component of other current assets and deferred charges and other assets for costs that have been deferred for which future recovery through customer rates is considered probable. Regulatory liabilities are recorded either on the face of the balance sheet or as a component of current liabilities, deferred income taxes or deferred credits and other liabilities when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. Significant regulatory assets and liabilities as of September 30, 2012 and 2011 included the following:

	September 30
	2012	2011
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$296,160	$254,666
Merger and integration costs, net	5,754	6,242
Deferred gas costs	31,359	33,976
Regulatory cost of removal asset	10,500	8,852
Rate case costs	4,661	4,862
Deferred franchise fees	2,714	379
Risk-based replacement program costs	5,370	—
APT annual adjustment mechanism	4,539	—
Other	7,262	3,919

	$368,319	$312,896

Regulatory liabilities:
Deferred gas costs	$23,072	$8,130
Regulatory cost of removal obligation	459,688	464,025
APT annual adjustment mechanism	—	6,654
Other	5,637	7,371

	$488,397	$486,180

During the prior fiscal year, the Railroad Commission of Texas’ Division of Public Safety issued a new rule requiring natural gas distribution companies to develop and implement a risk-based program for the renewal or replacement of distribution facilities, including steel service lines. The rule allows for the deferral of all expenses associated with capital expenditures incurred pursuant to this rule, including the recording of interest on the deferred expenses until the next rate proceeding (rate case or annual rate filing) at which time investment and costs would be recovered through base rates. As of September 30, 2012, we had deferred $5.4 million associated with the requirements of this rule.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2012, the Texas Legislature amended its Gas Utility Regulatory Act (GURA) to permit natural gas utilities to defer into a regulatory asset or liability the difference between a gas utility’s actual pension and postretirement expense and the level of such expense recoverable in its existing rates. The deferred amount will become eligible for inclusion in the utility’s rates in its next rate proceeding. We elected to utilize this provision of GURA, effective January 1, 2012, and established a regulatory asset totaling $7.6 million, which is recorded in “Pension and postretirement benefit costs” in the regulatory assets table above. Of this amount, $4.2 million represented a reduction to operation and maintenance expense during fiscal 2012.

Currently, authorized rates do not include a return on certain of our merger and integration costs; however, we recover the amortization of these costs. Merger and integration costs, net, are generally amortized on a straight-line basis over estimated useful lives ranging up to 20 years. During the fiscal years ended September 30, 2012, 2011 and 2010, we recognized $0.5 million, $0.5 million and $0.4 million in amortization expense related to these costs.

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

Operating revenues for our nonregulated segment and the associated carrying value of natural gas inventory (inclusive of storage costs) are recognized when we sell the gas and physically deliver it to our customers. Operating revenues include realized gains and losses arising from the settlement of financial instruments used in our nonregulated activities and unrealized gains and losses arising from changes in the fair value of natural gas inventory designated as a hedged item in a fair value hedge and the associated financial instruments. For the fiscal years ended September 30, 2012, 2011 and 2010, we included unrealized gains (losses) on open contracts of $(8.0) million, $(10.4) million and $(7.8) million as a component of nonregulated revenues.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Regulated property, plant and equipment — Regulated property, plant and equipment is stated at original cost, net of contributions in aid of construction. The cost of additions includes direct construction costs, payroll related costs (taxes, pensions and other fringe benefits), administrative and general costs and an allowance for funds used during construction. The allowance for funds used during construction represents the estimated cost of funds used to finance the construction of major projects and are capitalized in the rate base for ratemaking purposes when the completed projects are placed in service. Interest expense of $2.6 million, $1.7 million and $3.9 million was capitalized in 2012, 2011 and 2010.

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

Regulated property, plant and equipment is depreciated at various rates on a straight-line basis. These rates are approved by our regulatory commissions and are comprised of two components: one based on average service life and one based on cost of removal. Accordingly, we recognize our cost of removal expense as a component of depreciation expense. The related cost of removal accrual is reflected as a regulatory liability on the consolidated balance sheet. At the time property, plant and equipment is retired, removal expenses less salvage, are charged to the regulatory cost of removal accrual. The composite depreciation rate was 3.6 percent, 3.6 percent and 3.5 percent for the fiscal years ended September 30, 2012, 2011 and 2010.

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

As of September 30, 2012 and 2011, we recorded asset retirement obligations of $10.5 million and $14.0 million. Additionally, we recorded $4.2 million and $5.4 million of asset retirement costs as a component of property, plant and equipment that will be depreciated over the remaining life of the underlying associated assets.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During fiscal 2012, we recorded a pre-tax noncash impairment loss of $5.3 million related to our gathering systems in Kentucky. In fiscal 2011, we recorded pre-tax noncash impairment losses of $19.3 million related to our Fort Necessity storage project and $11.0 million related to our gathering systems in Kentucky. See Note 5 for further details.

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

Marketable securities — As of September 30, 2012 and 2011, all of our marketable securities were classified as available-for-sale. In accordance with the authoritative accounting standards, these securities are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). We regularly evaluate the performance of these investments on an individual investment by investment basis for impairment, taking into consideration the fund’s purpose, volatility and current returns. If a determination is made that a decline in fair value is other than temporary, the related investment is written down to its estimated fair value.

Financial instruments and hedging activities — We use financial instruments to mitigate commodity price risk in our natural gas distribution and nonregulated segments and interest rate risk. The objectives and strategies for using financial instruments have been tailored to our regulated and nonregulated businesses and are discussed in Note 4.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Additionally, we have elected to treat fixed-price forward contracts used in our nonregulated segment to deliver natural gas as normal purchases and normal sales. As such, these deliveries are recorded on an accrual basis in accordance with our revenue recognition policy. Financial instruments used to mitigate the commodity price risk associated with these contracts have been designated as cash flow hedges of anticipated purchases and sales at indexed prices. Accordingly, unrealized gains and losses on these open financial instruments are recorded as a component of accumulated other comprehensive income, and are recognized in earnings as a component of revenue when the hedged volumes are sold.

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

Our nonregulated segment also utilizes master netting agreements with significant counterparties that allow us to offset gains and losses arising from financial instruments that may be settled in cash with gains and losses arising from financial instruments that may be settled with the physical commodity. Assets and liabilities from risk management activities, as well as accounts receivable and payable, reflect the master netting agreements in place. Additionally, the accounting guidance for master netting arrangements requires us to include the fair value of cash collateral or the obligation to return cash in the amounts that have been netted under master netting agreements used to offset gains and losses arising from financial instruments. As of September 30, 2012 and 2011, the Company netted $23.7 million and $28.8 million of cash held in margin accounts into its current risk management assets and liabilities.

Financial Instruments Associated with Interest Rate Risk

We manage interest rate risk, typically when we plan to issue new long-term debt or to refinance existing long-term debt. Prior to fiscal 2012, we entered into Treasury lock agreements to fix the Treasury yield component of the interest cost associated with anticipated financings. We designated these Treasury lock agreements as

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash flow hedges at the time the agreements were executed. Accordingly, unrealized gains and losses associated with the Treasury lock agreements were recorded as a component of accumulated other comprehensive income (loss). When the Treasury locks were settled, the realized gain or loss was recorded as a component of accumulated other comprehensive income (loss) and is being recognized as a component of interest expense over the life of the related financing arrangement.

During fiscal 2012, we began using interest rate swaps to mitigate interest rate risk. We entered into an interest rate swap associated with our $260 million short-term financing facility through December 27, 2012. Due to the short-term nature of the swap and the related financing facility, we did not designate the interest rate swap as a hedge. Gains and losses associated with the swap are reported as a component of interest expense.

Additionally, in October 2012, we entered into forward starting interest rate swaps to fix the Treasury yield component associated with the anticipated issuance of $500 million and $250 million unsecured senior notes in fiscal 2015 and fiscal 2017, which we designated as cash flow hedges at the time the agreements were executed. Unrealized gains and losses associated with the forward starting interest rate swaps will be recorded as a component of accumulated other comprehensive income (loss). When the forward starting interest rate swaps settle, the realized gain or loss will be recorded as a component of accumulated other comprehensive income (loss) and recognized as a component of interest expense over the life of the related financing arrangement. Hedge ineffectiveness to the extent incurred will be reported as a component of interest expense.

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

Prices actively quoted on national exchanges are used to determine the fair value of most of our assets and liabilities recorded on our balance sheet at fair value. Within our nonregulated operations, we utilize a mid-market pricing convention (the mid-point between the bid and ask prices), as permitted under current accounting standards. Values derived from these sources reflect the market in which transactions involving these financial instruments are executed.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Level 3 — Represents generally unobservable pricing inputs which are developed based on the best information available, including our own internal data, in situations where there is little if any market activity for the asset or liability at the measurement date. The pricing inputs utilized reflect what a market participant would use to determine fair value. As of September 30, 2012 our Master Trust owned one real estate investment that qualifies as a Level 3 fair value measurement. Currently, we have no other assets or liabilities recorded at fair value that would qualify for Level 3 reporting.

Pension and other postretirement plans — Pension and other postretirement plan costs and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates and current demographic and actuarial mortality data. Our measurement date is September 30. The assumed discount rate and the expected return are the assumptions that generally have the most significant impact on our pension costs and liabilities. The assumed discount rate, the assumed health care cost trend rate and assumed rates of retirement generally have the most significant impact on our postretirement plan costs and liabilities.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accumulated other comprehensive loss — Accumulated other comprehensive loss, net of tax, as of September 30, 2012 and 2011, consisted of the following unrealized gains (losses):

	September 30
	2012	2011
	(In thousands)
Unrealized holding gains on investments	$5,661	$2,558
Treasury lock agreements	(44,273)	(34,157)
Cash flow hedges	(8,995)	(16,861)

	$(47,607)	$(48,460)

Contingencies — In the normal course of business, we are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties or the action of various regulatory agencies. For such matters, we record liabilities when they are considered probable and reasonably estimable, based on currently available facts and our estimates of the ultimate outcome or resolution of the liability in the future. Actual results may differ from estimates, depending on actual outcomes or changes in the facts or expectations surrounding each potential exposure.

Subsequent events — We have evaluated subsequent events from the September 30, 2012 balance sheet date through the date these financial statements were filed with the Securities and Exchange Commission. Except as disclosed in Note 4, no events occurred subsequent to the balance sheet date that would require recognition or disclosure in the financial statements.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting pronouncements — During the year ended September 30, 2012, three new accounting standards were announced that will become applicable to the Company in future periods. The first standard requires enhanced disclosure of offsetting arrangements for financial instruments and will become effective for annual periods beginning after January 1, 2013 and for interim periods within those annual periods. The second standard indefinitely defers the effective date for new presentation requirements related to reclassifications of items from accumulated other comprehensive income, which were scheduled to be effective for interim and annual periods beginning after December 15, 2011. The third standard allows companies to apply qualitative impairment tests to indefinite-lived intangibles if certain criteria are met and is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of these standards should not have an impact on our financial position, results of operations or cash flows. There were no other significant changes to our accounting policies during the year ended September 30, 2012.

3.    Goodwill

The following presents our goodwill balance allocated by segment and changes in the balance for the fiscal year ended September 30, 2012:

	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Total
	(In thousands)
Balance as of September 30, 2011	$572,908	$132,381	$34,711	$740,000
Deferred tax adjustments on prior acquisitions(1)	642	41	—	683

Balance as of September 30, 2012	$573,550	$132,422	$34,711	$740,683

(1)

During the preparation of the fiscal 2012 tax provision, we adjusted certain deferred taxes recorded in connection with acquisitions completed in fiscal 2001 and fiscal 2004, which resulted in an increase to goodwill and net deferred tax liabilities of $0.7 million.

4.    Financial Instruments

We use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments have been tailored to our regulated and nonregulated businesses. Currently, we utilize financial instruments in our natural gas distribution and nonregulated segments. We currently do not manage commodity price risk with financial instruments in our regulated transmission and storage segment.

Our financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when our financial instruments are in net liability positions.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 2, we report our financial instruments as risk management assets and liabilities, each of which is classified as current or noncurrent based upon the anticipated settlement date of the underlying financial instrument. The following table shows the fair values of our risk management assets and liabilities by segment at September 30, 2012 and 2011:

	Natural Gas Distribution	Nonregulated	Total
	(In thousands)
September 30, 2012(3)
Assets from risk management activities, current(1)	$6,934	$17,773	$24,707
Assets from risk management activities, noncurrent	2,283	—	2,283
Liabilities from risk management activities, current(1)	(85,366)	(15)	(85,381)
Liabilities from risk management activities, noncurrent	—	(9,206)	(9,206)

Net assets (liabilities)	$(76,149)	$8,552	$(67,597)

September 30, 2011(4)
Assets from risk management activities, current(2)	$843	$17,501	$18,344
Assets from risk management activities, noncurrent	998	—	998
Liabilities from risk management activities, current(2)	(11,916)	(3,537)	(15,453)
Liabilities from risk management activities, noncurrent	(67,862)	(10,227)	(78,089)

Net assets (liabilities)	$(77,937)	$3,737	$(74,200)

(1)

Includes $23.7 million of cash held on deposit to collateralize certain financial instruments. Of this amount, $5.9 million was used to offset current risk management liabilities under master netting arrangements and the remaining $17.8 million is classified as current risk management assets.

(2)

Includes $28.8 million of cash held on deposit to collateralize certain financial instruments. Of this amount, $12.4 million was used to offset current risk management liabilities under master netting arrangements and the remaining $16.4 million is classified as current risk management assets.

(3)

The September 30, 2012 amounts are presented net of assets and liabilities held for sale in conjunction with the sale of our Georgia operations. At September 30, 2012, assets and liabilities held for sale included $0.1 million of current assets from risk management activities and $0.3 million of current liabilities from risk management activities.

(4)

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

Our natural gas distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. Historically, if the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2011-2012 heating season (generally October through March), in the

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 25 percent, or 25.7 Bcf of the winter flowing gas requirements at a weighted average cost of approximately $4.78 per Mcf. We have not designated these financial instruments as hedges.

Nonregulated Commodity Risk Management Activities

In our nonregulated operations, we aggregate and purchase gas supply, arrange transportation and/or storage logistics and ultimately deliver gas to our customers at competitive prices. To provide these services, we utilize proprietary and customer-owned transportation and storage assets to provide the various services our customers request. In an effort to offset the demand fees paid to contract for storage capacity and to maximize the value of this capacity, AEH sells financial instruments to earn a gross profit margin through the arbitrage of pricing differences in various locations and by recognizing pricing differences that occur over time.

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

We use financial instruments, designated as cash flow hedges of anticipated purchases and sales at index prices, to mitigate the commodity price risk in our nonregulated operations associated with deliveries under fixed-priced forward contracts to deliver gas to customers. These financial instruments have maturity dates ranging from one to 63 months. We use financial instruments, designated as fair value hedges, to hedge our natural gas inventory used in our asset optimization activities in our nonregulated segment.

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

Under our risk management policies, we seek to match our financial instrument positions to our physical storage positions as well as our expected current and future sales and purchase obligations in order to maintain no open positions at the end of each trading day. The determination of our net open position as of any day, however, requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. Our operations can also be affected by intraday fluctuations of gas prices, since the price of natural gas purchased or sold for future delivery earlier in the day may not be hedged until later in the day. At times, limited net open positions related to our existing and anticipated commitments may occur. At the close of business on September 30, 2012, our nonregulated segment had net open positions (including existing storage and related financial contracts) of 0.4 Bcf.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Risk Management Activities

We have periodically managed interest rate risk by entering into financial instruments to fix the Treasury yield component of the interest cost associated with anticipated financings. Prior to fiscal 2012, we used Treasury locks to mitigate interest rate risk; however, in the fourth quarter of fiscal 2012 we started utilizing interest rate swaps and forward starting interest rate swaps to manage this risk.

In August 2012, we redeemed $250 million of senior notes originally maturing on January 15, 2013 through the issuance of commercial paper. On September 27, 2012, we entered into a $260 million short-term financing facility to repay the commercial paper borrowings utilized to redeem the notes. The short-term facility is expected to be repaid with the proceeds received from the issuance of $350 million 30-year unsecured notes anticipated to occur in January 2013. In August 2011, we entered into three Treasury lock agreements to fix the Treasury yield component of the interest cost associated with the anticipated issuances of these senior notes. We designated all of these Treasury locks as cash flow hedges.

In the fourth quarter of fiscal 2012 we entered into an interest rate swap to fix the LIBOR component of our $260 million short-term financing facility through December 27, 2012. Due to the short-term nature of the swap and the related financing facility we did not designate the interest rate swap as a hedge. Gains and losses associated with the swap are reported as a component of interest expense.

In October 2012, we entered into forward starting interest rate swaps to fix the Treasury yield component associated with the anticipated issuance of $500 million and $250 million unsecured senior notes in fiscal 2015 and fiscal 2017, which we designated as cash flow hedges at the time the agreements were executed. Accordingly, unrealized gains and losses associated with the forward starting interest rate swaps will be recorded as a component of accumulated other comprehensive income (loss). When the forward starting interest rate swaps settle, the realized gain or loss will be recorded as a component of accumulated other comprehensive income (loss) and recognized as a component of interest expense over the life of the related financing arrangement. Hedge ineffectiveness to the extent incurred will be reported as a component of interest expense.

In September 2010, we entered into three Treasury lock agreements to fix the Treasury yield component of the interest cost associated with $300 million of a total $400 million of senior notes that were issued in June 2011. We designated these Treasury locks as cash flow hedges. The Treasury locks were settled on June 7, 2011 with the receipt of $20.1 million from the counterparties due to an increase in the 30-year Treasury lock rates between inception of the Treasury locks and settlement. Because the Treasury locks were effective, the net $12.6 million unrealized gain was recorded as a component of accumulated other comprehensive income and is being recognized as a component of interest expense over the 30-year life of the senior notes.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quantitative Disclosures Related to Financial Instruments

The following tables present detailed information concerning the impact of financial instruments on our consolidated balance sheet and income statements.

As of September 30, 2012, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of September 30, 2012, we had net long/(short) commodity contracts outstanding in the following quantities:

Contract Type	Hedge Designation	Natural Gas Distribution	Nonregulated
		Quantity (MMcf)
Commodity contracts	Fair Value	—	(22,650)
	Cash Flow	—	35,300
	Not designated	24,185	49,155

		24,185	61,805

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments on the Balance Sheet

The following tables present the fair value and balance sheet classification of our financial instruments by operating segment as of September 30, 2012 and 2011. As required by authoritative accounting literature, the fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts below do not include $23.7 million and $28.8 million of cash held on deposit in margin accounts as of September 30, 2012 and 2011 to collateralize certain financial instruments. Therefore, these gross balances are not indicative of either our actual credit exposure or net economic exposure. Additionally, the amounts below will not be equal to the amounts presented on our consolidated balance sheet, nor will they be equal to the fair value information presented for our financial instruments in Note 5.

	Balance Sheet Location	Natural Gas Distribution	Nonregulated	Total
			(In thousands)
September 30, 2012
Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	$—	$19,301	$19,301
Noncurrent commodity contracts	Deferred charges and other assets	—	1,923	1,923
Liability Financial Instruments
Current commodity contracts	Other current liabilities	(85,040)	(23,787)	(108,827)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	(4,999)	(4,999)

Total		(85,040)	(7,562)	(92,602)
Not Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets(1)	7,082	98,393	105,475
Noncurrent commodity contracts	Deferred charges and other assets	2,283	60,932	63,215
Liability Financial Instruments
Current commodity contracts	Other current liabilities(2)	(585)	(99,824)	(100,409)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	(67,062)	(67,062)

Total		8,780	(7,561)	1,219

Total Financial Instruments		$(76,260)	$(15,123)	$(91,383)

(1)

Other current assets not designated as hedges in our natural gas distribution segment include $0.1 million related to risk management assets that were classified as assets held for sale at September 30, 2012.

(2)

Other current liabilities not designated as hedges in our natural gas distribution segment include $0.3 million related to risk management liabilities that were classified as assets held for sale at September 30, 2012.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impact of Financial Instruments on the Income Statement

Hedge ineffectiveness for our nonregulated segment is recorded as a component of unrealized gross profit and primarily results from differences in the location and timing of the derivative instrument and the hedged item. Hedge ineffectiveness could materially affect our results of operations for the reported period. For the years ended September 30, 2012, 2011 and 2010, we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $23.1 million, $24.8 million and $51.8 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hedges

The impact of our nonregulated commodity contracts designated as fair value hedges and the related hedged item on our consolidated income statement for the years ended September 30, 2012, 2011 and 2010 is presented below.

	Fiscal Year Ended September 30
	2012	2011	2010
	(In thousands)
Commodity contracts	$30,266	$16,552	$34,650
Fair value adjustment for natural gas inventory designated as the hedged item	(5,797)	9,824	19,867

Total impact on purchased gas cost	$24,469	$26,376	$54,517

The impact on purchased gas cost is comprised of the following:
Basis ineffectiveness	$1,170	$803	$(1,272)
Timing ineffectiveness	23,299	25,573	55,789

	$24,469	$26,376	$54,517

Basis ineffectiveness arises from natural gas market price differences between the locations of the hedged inventory and the delivery location specified in the hedge instruments. Timing ineffectiveness arises due to changes in the difference between the spot price and the futures price, as well as the difference between the timing of the settlement of the futures and the valuation of the underlying physical commodity. As the commodity contract nears the settlement date, spot-to-forward price differences should converge, which should reduce or eliminate the impact of this ineffectiveness on purchased gas cost.

To the extent that the Company’s natural gas inventory does not qualify as a hedged item in a fair-value hedge, or has not been designated as such, the natural gas inventory is valued at the lower of cost or market. During the year ended September 30, 2012, we recorded a $1.7 million charge to write down nonqualifying natural gas inventory to market. We did not record a writedown for nonqualifying natural gas inventory for the years ended September 30, 2011 and 2010.

Cash Flow Hedges

The impact of cash flow hedges on our consolidated income statements for the years ended September 30, 2012, 2011 and 2010 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transaction. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

	Fiscal Year Ended September 30, 2012
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI into purchased gas cost for effective portion of commodity contracts	$—	$—	$(62,678)	$(62,678)
Loss arising from ineffective portion of commodity contracts	—	—	(1,369)	(1,369)

Total impact on purchased gas cost	—	—	(64,047)	(64,047)
Net loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(2,009)	—	—	(2,009)

Total impact from cash flow hedges	$(2,009)	$—	$(64,047)	$(66,056)

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended September 30, 2011
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI into purchased gas cost for effective portion of commodity contracts	$—	$—	$(28,430)	$(28,430)
Loss arising from ineffective portion of commodity contracts	—	—	(1,585)	(1,585)

Total impact on purchased gas cost	—	—	(30,015)	(30,015)
Net loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(2,455)	—	—	(2,455)
Gain on unwinding of Treasury lock reclassified from AOCI into miscellaneous income	21,803	6,000	—	27,803

Total impact from cash flow hedges	$19,348	$6,000	$(30,015)	$(4,667)

	Fiscal Year Ended September 30, 2010
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI into purchased gas cost for effective portion of commodity contracts	$—	$—	$(44,809)	$(44,809)
Loss arising from ineffective portion of commodity contracts	—	—	(2,717)	(2,717)

Total impact on purchased gas cost	—	—	(47,526)	(47,526)
Net loss on settled Treasury lock agreements reclassified from AOCI into interest expense	(2,678)	—	—	(2,678)

Total impact from cash flow hedges	$(2,678)	$—	$(47,526)	$(50,204)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the years ended September 30, 2012 and 2011. The amounts included in the table below exclude gains and losses arising from ineffectiveness because these amounts are immediately recognized in the income statement as incurred.

	Fiscal Year Ended September 30
	2012	2011
	(In thousands)
Decrease in fair value:
Treasury lock agreements	$(11,458)	$(12,720)
Forward commodity contracts	(30,366)	(12,096)
Recognition of (gains) losses in earnings due to settlements:
Treasury lock agreements	1,342	(15,969)
Forward commodity contracts	38,232	17,344

Total other comprehensive loss from hedging, net of tax(1)	$(2,250)	$(23,441)

(1)	Utilizing an income tax rate ranging from approximately 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred gains (losses) recorded in AOCI associated with our Treasury lock agreements are recognized in earnings as they are amortized, while deferred losses associated with commodity contracts are recognized in earnings upon settlement. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred gains (losses) recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of September 30, 2012. However, the table below does not include the expected recognition in earnings of the Treasury lock agreements entered into in August 2011 as those financial instruments have not yet settled.

	Treasury Lock Agreements	Commodity Contracts	Total
	(In thousands)
2013	$(1,276)	$(7,171)	$(8,447)
2014	(1,276)	(1,908)	(3,184)
2015	606	10	616
2016	776	46	822
2017	675	28	703
Thereafter	10,222	—	10,222

Total(1)	$9,727	$(8,995)	$732

(1)	Utilizing an income tax rate ranging from approximately 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.

Financial Instruments Not Designated as Hedges

The impact of financial instruments that have not been designated as hedges on our consolidated income statements for the years ended September 30, 2012, 2011 and 2010 was an increase (decrease) in revenue of $(2.5) million, $(1.4) million and $15.4 million. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value measurements also apply to the valuation of our pension and post-retirement plan assets. The fair value of these assets is presented in Note 9.

Quantitative Disclosures

Financial Instruments

The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and 2011. As required under authoritative accounting literature, assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(2)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(3)	September 30, 2012
	(In thousands)
Assets:
Financial instruments
Natural gas distribution segment	$—	$9,365	$—	$—	$9,365
Nonregulated segment(1)	714	179,835	—	(162,776)	17,773

Total financial instruments	714	189,200	—	(162,776)	27,138
Hedged portion of gas stored underground	67,192	—	—	—	67,192
Available-for-sale securities
Money market funds	—	1,634	—	—	1,634
Registered investment companies	40,212	—	—	—	40,212
Bonds	—	22,552	—	—	22,552

Total available-for-sale securities	40,212	24,186	—	—	64,398

Total assets	$108,118	$213,386	$—	$(162,776)	$158,728

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$85,625	$—	$—	$85,625
Nonregulated segment(1)	4,563	191,109	—	(186,451)	9,221

Total liabilities	$4,563	$276,734	$—	$(186,451)	$94,846

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(2)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(4)	September 30, 2011
	(In thousands)
Assets:
Financial instruments
Natural gas distribution segment	$—	$1,841	$—	$—	$1,841
Nonregulated segment(1)	8,502	104,156	—	(95,156)	17,502

Total financial instruments	8,502	105,997	—	(95,156)	19,343
Hedged portion of gas stored underground	47,940	—	—	—	47,940
Available-for-sale securities
Money market funds	—	1,823	—	—	1,823
Registered investment companies	36,444	—	—	—	36,444
Bonds	—	14,366	—	—	14,366

Total available-for-sale securities	36,444	16,189	—	—	52,633

Total assets	$92,886	$122,186	$—	$(95,156)	$119,916

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$81,118	$—	$—	$81,118
Nonregulated segment(1)	9,324	128,384	—	(123,943)	13,765

Total liabilities	$9,324	$209,502	$—	$(123,943)	$94,883

(1)	Certain of the nonregulated segment’s financial instruments were reclassified from Level 1 to Level 2 upon further evaluation.

(2)

Our Level 2 measurements consist of over-the-counter options and swaps, which are valued using a market-based approach in which observable market prices are adjusted for criteria specific to each instrument, such as the strike price, notional amount or basis differences, municipal and corporate bonds, which are valued based on the most recent available quoted market prices and money market funds which are valued at cost.

(3)

This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. In addition, as of September 30, 2012 we had $23.7 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $5.9 million was used to offset current risk management liabilities under master netting agreements and the remaining $17.8 million is classified as current risk management assets.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale securities are comprised of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
As of September 30, 2012:
Domestic equity mutual funds	$25,779	$8,183	$—	$33,962
Foreign equity mutual funds	5,568	682	—	6,250
Bonds	22,358	196	(2)	22,552
Money market funds	1,634	—	—	1,634

	$55,339	$9,061	$(2)	$64,398

As of September 30, 2011:
Domestic equity mutual funds	$27,748	$4,074	$—	$31,822
Foreign equity mutual funds	4,597	267	(242)	4,622
Bonds	14,390	10	(34)	14,366
Money market funds	1,823	—	—	1,823

	$48,558	$4,351	$(276)	$52,633

At September 30, 2012 and 2011, our available-for-sale securities included $41.8 million and $38.3 million related to assets held in separate rabbi trusts for our supplemental executive benefit plans as discussed in Note 9. At September 30, 2012 we maintained investments in bonds that have contractual maturity dates ranging from October 2012 through July 2016.

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

As discussed in Note 13, AGC is involved in an ongoing lawsuit with the Park City gathering system. Due to the lawsuit and a low natural gas price environment, the assets have generated operating losses. As a result of these developments, in fiscal 2011, we performed an impairment assessment of these assets and determined the assets to be impaired at which time we recorded a pre-tax noncash impairment loss of approximately $11 million. Due to developments in the fourth quarter of fiscal 2012, including further operating losses as a result of the lawsuit and management’s decision to focus our nonregulated operations on delivered gas and transportation services, we performed an impairment assessment of these assets and determined the assets to be impaired. We reduced the carrying value of the assets to their estimated fair value of approximately $0.5 million and recorded a pre-tax noncash impairment loss of approximately $5.3 million. We used a combination of a market and income approach in a weighted average discounted cash flow analysis that included significant inputs such as our

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted average cost of capital and assumptions regarding future natural gas prices. This is a Level 3 fair value measurement because the inputs used are unobservable. Based on this analysis, we determined the assets to be impaired.

In February 2008, Atmos Pipeline and Storage, LLC, a subsidiary of AEH, announced plans to construct and operate a salt-cavern storage project in Franklin Parish, Louisiana. In March 2010, we entered into an option and acquisition agreement with a third party, which provided the third party with the exclusive option to develop the proposed Fort Necessity salt-dome natural gas storage project. In July 2010, we agreed with the third party to extend the option period to March 2011. In January 2011, the third party developer notified us that it did not plan to commence the activities required to allow it to exercise the option by March 2011; accordingly, the option was terminated. We evaluated our strategic alternatives and concluded the project’s returns did not meet our investment objectives. Accordingly, in March 2011, we recorded a $19.3 million pre-tax noncash impairment loss to write off substantially all of our investment in the project.

Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our debt as of September 30, 2012:

September 30, 2012
(In thousands)
Carrying Amount	$1,960,131
Fair Value	$2,426,434

6.    Discontinued Operations

On August 1, 2012, we completed the sale of substantially all of our natural gas distribution assets located in Missouri, Illinois and Iowa to Liberty Energy (Midstates) Corp., an affiliate of Algonquin Power & Utilities Corp. for a cash price of approximately $128 million, pursuant to an asset purchase agreement executed on May 12, 2011. In connection with the sale, we recognized a pre-tax gain of approximately $9.9 million.

On August 8, 2012, we entered into a definitive agreement to sell substantially all of our natural gas distribution assets located in Georgia to Liberty Energy (Georgia) Corp., an affiliate of Algonquin Power & Utilities Corp. for a cash price of approximately $141 million. The agreement contains terms and conditions customary for transactions of this type, including typical adjustments to the purchase price at closing, if applicable. The closing of the transaction is subject to the satisfaction of customary conditions including the receipt of applicable regulatory approvals, which we currently anticipate will occur in late fiscal 2013.

As required under generally accepted accounting principles, the operating results of our Georgia, Missouri, Illinois and Iowa operations have been aggregated and reported on the consolidated statements of income as income from discontinued operations, net of income tax. Expenses related to general corporate overhead and interest expense allocated to their operations are not included in discontinued operations.

The tables below set forth selected financial and operational information related to net assets and operating results related to discontinued operations.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents statement of income data related to discontinued operations in our Georgia, Missouri, Illinois and Iowa service areas.

	Year Ended September 30
	2012	2011	2010
	(In thousands)
Operating revenues	$114,703	$141,227	$128,630
Purchased gas cost	62,902	83,537	77,825

Gross profit	51,801	57,690	50,805
Operating expenses	24,174	27,362	25,202

Operating income	27,627	30,328	25,603
Other nonoperating income (expense)	611	57	(31)

Income from discontinued operations before income taxes	28,238	30,385	25,572
Income tax expense	10,066	12,372	9,584

Income from discontinued operations	18,172	18,013	15,988
Gain on sale of discontinued operations, net of tax	6,349	—	—

Net income from discontinued operations	$24,521	$18,013	$15,988

The following table presents balance sheet data related to assets held for sale. At September 30, 2012 assets held for sale include assets and liabilities associated with our Georgia operations. At September 30, 2011 assets held for sale include assets and liabilities associated with our Missouri, Iowa and Illinois operations. On August 1, 2012 we completed the sale of our Missouri, Iowa and Illinois operations.

	September 30, 2012	September 30, 2011
	(In thousands)
Net plant, property & equipment	$142,865	$127,577
Gas stored underground	4,688	11,931
Other current assets	6,931	786
Deferred charges and other assets	87	277

Assets held for sale	$154,571	$140,571

Accounts payable and accrued liabilities	$2,114	$1,917
Other current liabilities	3,776	4,877
Regulatory cost of removal	3,257	10,498
Deferred credits and other liabilities	2,426	1,153

Liabilities held for sale	$11,573	$18,445

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Debt

Long-term debt

Long-term debt at September 30, 2012 and 2011 consisted of the following:

	2012	2011
	(In thousands)
Unsecured 10% Notes, redeemed December 2011	$—	$2,303
Unsecured 5.125% Senior Notes, redeemed August 2012	—	250,000
Unsecured 4.95% Senior Notes, due 2014	500,000	500,000
Unsecured 6.35% Senior Notes, due 2017	250,000	250,000
Unsecured 8.50% Senior Notes, due 2019	450,000	450,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Medium term notes
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Rental property term notes due in installments through 2013	131	262

Total long-term debt	1,960,131	2,212,565
Less:
Original issue discount on unsecured senior notes and debentures	(3,695)	(4,014)
Current maturities	(131)	(2,434)

	$1,956,305	$2,206,117

Our unsecured 10% notes were paid on their maturity date on December 31, 2011 and were not replaced. Our Unsecured 5.125% Senior Notes were scheduled to mature in January 2013. On August 28, 2012 we redeemed these notes with proceeds received through the issuance of commercial paper. On September 27, 2012, we entered into a $260 million short-term financing facility that expires February 1, 2013 to repay the commercial paper borrowings utilized to redeem the notes. The short-term facility is expected to be repaid with the proceeds received through the issuance of $350 million 30-year unsecured senior notes, which are expected to be issued in January 2013. In connection with the redemption, we paid a $4.6 million make-whole premium in accordance with the terms of the indenture and the Senior Notes and accrued interest at the time of redemption. In accordance with regulatory requirements, the premium will be deferred and will be recognized over the life of the new unsecured senior notes expected to be issued in January 2013.

Short-term debt

Our short-term debt is utilized to fund ongoing working capital needs, such as our seasonal requirements for gas supply, general corporate liquidity and capital expenditures. Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply our customers’ needs could significantly affect our borrowing requirements. Our short-term borrowings typically reach their highest levels in the winter months.

Prior to the fourth quarter of fiscal 2012, we financed our short-term borrowing requirements through a combination of a $750 million commercial paper program and four committed revolving credit facilities with third-party lenders that provided approximately $985 million of working capital funding. On July 25, 2012, we increased the borrowing capacity of our $10 million revolving credit facility to $14 million. As a result of these changes, we have $989 million of working capital funding at September 30, 2012. At September 30, 2012 and 2011, there was $310.9 million and $206.4 million outstanding under our commercial paper program. As of September 30, 2012 our commercial paper had maturities of approximately two months with interest rates of

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

0.43 percent. We also use intercompany credit facilities to supplement the funding provided by these third-party committed credit facilities. These facilities are described in greater detail below.

Regulated Operations

We fund our regulated operations as needed, primarily through our commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $789 million of working capital funding. The first facility is a five-year $750 million unsecured facility, expiring May 2016, that bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from zero percent to two percent, based on the Company’s credit ratings. This credit facility serves as a backup liquidity facility for our commercial paper program. This facility has an accordion feature which, if utilized, would increase borrowing capacity to $1.0 billion. At September 30, 2012, there were no borrowings under this facility, but we had $310.9 million of commercial paper outstanding leaving $439.1 million available.

The second facility is a $25 million unsecured facility that bears interest at a daily negotiated rate, generally based on the Federal Funds rate plus a variable margin. At September 30, 2012, there were no borrowings outstanding under this facility.

The third facility is a $14 million committed revolving credit facility used primarily to issue letters of credit that bears interest at a LIBOR-based rate plus 1.5 percent. The borrowing capacity of this facility was increased from $10 million on July 25, 2012. At September 30, 2012, there were no borrowings outstanding under this credit facility; however, letters of credit totaling $11.5 million had been issued under the facility at September 30, 2012, which reduced the amount available by a corresponding amount.

The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At September 30, 2012, our total-debt-to-total-capitalization ratio, as defined, was 54 percent. In addition, both the interest margin over the Eurodollar rate and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.

In addition to these third-party facilities, our regulated operations have a $500 million intercompany revolving credit facility with AEH. This facility replaced the former $350 million intercompany facility. This facility bears interest at the lower of (i) the Eurodollar rate under the five-year revolving credit facility or (ii) the lowest rate outstanding under the commercial paper program. Applicable state regulatory commissions have approved our use of this facility through December 31, 2012. There was $211.5 million outstanding under this facility at September 30, 2012.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At September 30, 2012, there were no borrowings outstanding under this credit facility. However, at September 30, 2012, AEM letters of credit totaling $11.5 million had been issued under the facility, which reduced the amount available by a corresponding amount. The amount available under this credit facility is also limited by various covenants, including covenants based on working capital. Under the most restrictive covenant, the amount available to AEM under this credit facility was $138.5 million at September 30, 2012.

AEM is required by the financial covenants in this facility to maintain a ratio of total liabilities to tangible net worth that does not exceed a maximum of 5 to 1. At September 30, 2012, AEM’s ratio of total liabilities to tangible net worth, as defined, was 0.74 to 1. Additionally, AEM must maintain minimum levels of net working capital and net worth ranging from $20 million to $40 million. As defined in the financial covenants, at September 30, 2012, AEM’s net working capital was $136.2 million and its tangible net worth was $150.8 million.

To supplement borrowings under this facility, AEH had a $350 million intercompany demand credit facility with AEC. This facility was replaced on January 1, 2012 with a $500 million intercompany facility with AEC, which bears interest at a rate equal to the greater of (i) the one-month LIBOR rate plus 3.00 percent or (ii) the rate for AEM’s offshore borrowings under its committed credit facility plus 0.75 percent. Applicable state regulatory commissions have approved our use of this facility through December 31, 2012. There were no borrowings outstanding under this facility at September 30, 2012.

Shelf Registration

We have an effective shelf registration statement with the Securities and Exchange Commission (SEC) that permits us to issue a total of $1.3 billion in common stock and/or debt securities. The shelf registration statement has been approved by all requisite state regulatory commissions. With the closing of the sale of our Missouri, Illinois and Iowa operations on August 1, 2012, there are no longer any restrictions on our ability to issue either debt or equity under the shelf until it expires on March 31, 2013, with $900 million available for issuance at September 30, 2012. We intend to file a new shelf registration statement with the SEC for at least $1.3 billion prior to the expiration of the current shelf.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We were in compliance with all of our debt covenants as of September 30, 2012. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

Maturities of long-term debt at September 30, 2012 were as follows (in thousands):

2013	$131
2014	—
2015	500,000
2016	—
2017	250,000
Thereafter	1,210,000

$1,960,131

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

Share Repurchase Program

On September 28, 2011 our Board of Directors approved a program authorizing the repurchase of up to five million shares of common stock over a five-year period. The program is primarily intended to minimize the dilutive effect of equity grants under various benefit related incentive compensation plans of the Company. The program may be terminated or limited at any time. Shares may be repurchased in the open market or in privately negotiated transactions in amounts the Company deems appropriate. As of September 30, 2012, a total of 387,991 shares had been repurchased for an aggregate value of $12.5 million.

Stock-Based Compensation Plans

Total stock-based compensation expense was $19.2 million, $11.6 million and $12.7 million for the fiscal years ended September 30, 2012, 2011 and 2010, primarily related to restricted stock costs.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2012, we were authorized to grant awards for up to a maximum of 8.7 million shares of common stock under this plan subject to certain adjustment provisions. As of September 30, 2012, non-qualified stock options, bonus stock, time-lapse restricted stock, time-lapse restricted stock units, performance-based restricted stock units and stock units had been issued under this plan, and 1,949,088 shares were available for future issuance. The option price of the stock options issued under this plan is equal to the market price of our stock at the date of grant. These stock options expire 10 years from the date of the grant and vest annually over a service period ranging from one to three years. However, no stock options have been granted under this plan since fiscal 2003, except for a limited number of options that were converted from bonuses paid under our Annual Incentive Plan, the last of which occurred in fiscal 2006.

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

Employees who are granted shares of time-lapse restricted stock units under our LTIP have a nonforfeitable right to dividend equivalents that are paid at the same rate at which they are paid on shares of stock without restrictions. Time-lapse restricted stock units contain only a service condition that the employee recipients render continuous services to the Company for a period of three years from the date of grant, except for accelerated vesting in the event of death, disability, change of control of the Company or termination without cause (with certain exceptions). There are no performance conditions required to be met for employees to be vested in time-lapse restricted stock units.

Employees who are granted shares of performance-based restricted stock units under our LTIP have a forfeitable right to dividend equivalents that accrue at the same rate at which they are paid on shares of stock without restrictions. Dividend equivalents on the performance-based restricted stock units are paid in the form of shares upon the vesting of the award. Performance-based restricted stock units contain a service condition that the employee recipients render continuous services to the Company for a period of three years from the date of grant, except for accelerated vesting in the event of death, disability, change of control of the Company or termination without cause (with certain exceptions) and a performance condition based on a cumulative earnings per share target amount.

The following summarizes information regarding the restricted stock issued under the plan during the fiscal years ended September 30, 2012, 2011 and 2010:

	2012		2011		2010
	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	1,264,142	$29.56	1,293,960	$27.28	1,295,841	$27.23
Granted	532,711	33.44	491,345	33.10	551,278	29.07
Vested	(494,308)	26.32	(464,321)	27.21	(493,957)	29.24
Forfeited	(39,963)	29.83	(56,842)	27.56	(59,202)	26.54

Nonvested at end of year	1,262,582	$32.46	1,264,142	$29.56	1,293,960	$27.28

As of September 30, 2012, there was $10.1 million of total unrecognized compensation cost related to nonvested time-lapse restricted shares and restricted stock units granted under the LTIP. That cost is expected to be recognized over a weighted-average period of 1.6 years. The fair value of restricted stock vested during the fiscal years ended September 30, 2012, 2011 and 2010 was $13.0 million, $12.6 million and $14.4 million.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plan

A summary of stock option activity under the LTIP follows:

	2012		2011		2010
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	86,766	$22.16	434,962	$22.46	611,227	$21.88
Granted	—	—	—	—	—	—
Exercised	(76,672)	21.79	(348,196)	22.54	(176,265)	20.44
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	—	—

Outstanding at end of year(1)	10,094	$24.95	86,766	$22.16	434,962	$22.46

Exercisable at end of year(2)	10,094	$24.95	86,766	$22.16	434,962	$22.46

(1)

The weighted-average remaining contractual life for outstanding options was 1.7 years, 1.7 years, and 1.6 years for fiscal years 2012, 2011 and 2010. The aggregate intrinsic value of outstanding options was $0.03 million, $0.3 million and $1.6 million for fiscal years 2012, 2011 and 2010.

(2)

The weighted-average remaining contractual life for exercisable options was 1.7 years, 1.7 years and 1.6 years for fiscal years 2012, 2011 and 2010. The aggregate intrinsic value of exercisable options was $0.03 million, $0.3 million and $1.6 million for the fiscal years 2012, 2011 and 2010.

Information about outstanding and exercisable options under the LTIP, as of September 30, 2012, is reflected in the following tables:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$21.23 to $22.99	2,164	0.4	$21.23
$23.00 to $25.95	7,930	2.1	$25.95

$21.23 to $25.95	10,094	1.7	$24.95

	Fiscal Year Ended September 30
	2012	2011	2010
	(In thousands, except per share data)
Grant date weighted average fair value per share	$—	$—	$—
Net cash proceeds from stock option exercises	$1,671	$7,848	$3,604
Income tax benefit from stock option exercises	$401	$1,010	$547
Total intrinsic value of options exercised	$256	$1,263	$239

As of September 30, 2012, there was no unrecognized compensation cost related to nonvested stock options.

Other Plans

Direct Stock Purchase Plan

We maintain a Direct Stock Purchase Plan, open to all investors, which allows participants to have all or part of their cash dividends paid quarterly in additional shares of our common stock. The minimum initial

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment required to join the plan is $1,250. Direct Stock Purchase Plan participants may purchase additional shares of our common stock as often as weekly with voluntary cash payments of at least $25, up to an annual maximum of $100,000.

Outside Directors Stock-For-Fee Plan

In November 1994, the Board of Directors adopted the Outside Directors Stock-for-Fee Plan, which was approved by our shareholders in February 1995. The plan permits non-employee directors to receive all or part of their annual retainer and meeting fees in stock rather than in cash.

Equity Incentive and Deferred Compensation Plan for Non-Employee Directors

In November 1998, the Board of Directors adopted the Equity Incentive and Deferred Compensation Plan for Non-Employee Directors, which was approved by our shareholders in February 1999. This plan amended the Atmos Energy Corporation Deferred Compensation Plan for Outside Directors adopted by the Company in May 1990 and replaced the pension payable under our Retirement Plan for Non-Employee Directors. The plan provides non-employee directors of Atmos Energy with the opportunity to defer receipt, until retirement, of compensation for services rendered to the Company, invest deferred compensation into either a cash account or a stock account and to receive an annual grant of share units for each year of service on the Board.

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

9.    Retirement and Post-Retirement Employee Benefit Plans

We have both funded and unfunded noncontributory defined benefit plans that together cover substantially all of our employees. We also maintain post-retirement plans that provide health care benefits to retired employees. Finally, we sponsor defined contribution plans that cover substantially all employees. These plans are discussed in further detail below.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a rate regulated entity, we generally recover our pension costs in our rates over a period of up to 15 years. The amounts that have not yet been recognized in net periodic pension cost that have been recorded as regulatory assets are as follows:

	Defined Benefits Plans	Supplemental Executive Retirement Plans	Postretirement Plans	Total
	(In thousands)
September 30, 2012
Unrecognized transition obligation	$—	$—	$1,709	$1,709
Unrecognized prior service cost	(232)	—	(7,411)	(7,643)
Unrecognized actuarial loss	187,050	43,995	63,402	294,447

	$186,818	$43,995	$57,700	$288,513

September 30, 2011
Unrecognized transition obligation	$—	$—	$3,220	$3,220
Unrecognized prior service cost	(373)	—	(8,861)	(9,234)
Unrecognized actuarial loss	182,486	30,654	47,540	260,680

	$182,113	$30,654	$41,899	$254,666

Defined Benefit Plans

Employee Pension Plans

As of September 30, 2012, we maintained two defined benefit plans: the Atmos Energy Corporation Pension Account Plan (the Plan) and the Atmos Energy Corporation Retirement Plan for Mississippi Valley Gas Union Employees (the Union Plan) (collectively referred to as the Plans). The assets of the Plans are held within the Atmos Energy Corporation Master Retirement Trust (the Master Trust).

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

The Plan also provides for an additional annual allocation based upon a participant’s age as of January 1, 1999 for those participants who were participants in the prior pension plans. The Plan credited this additional allocation each year through December 31, 2008. In addition, at the end of each year, a participant’s account is credited with interest on the employee’s prior year account balance. A special grandfather benefit also applied through December 31, 2008, for participants who were at least age 50 as of January 1, 1999 and who were participants in one of the prior plans on December 31, 1998. Participants are fully vested in their account balances after three years of service and may choose to receive their account balances as a lump sum or an annuity. In August 2010, the Board of Directors of Atmos Energy approved a proposal to close the Plan to new participants effective October 1, 2010. Additionally, employees participating in the Plan as of October 1, 2010 were allowed to make a one-time election to migrate from the Plan into our defined contribution plan which was enhanced, effective January 1, 2011.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Protection Act of 2006 (PPA). However, additional voluntary contributions are made from time to time as considered necessary. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

During fiscal 2012 and 2011, we contributed $46.5 million and $0.9 million in cash to the Plans to achieve a desired level of funding while maximizing the tax deductibility of this payment. In fiscal 2010, we did not make any contributions to our pension plans. Based upon market conditions subsequent to September 30, 2012, the current funded position of the plans and the new funding requirements under the PPA, we anticipate contributing between $30 million and $40 million to the Plans in fiscal 2013. Further, we will consider whether an additional voluntary contribution is prudent to maintain certain PPA funding thresholds.

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

The following table presents asset allocation information for the Master Trust as of September 30, 2012 and 2011.

		Actual Allocation September 30
	Targeted Allocation Range
Security Class		2012	2011
Domestic equities	35%-55%	42.6%	40.4%
International equities	10%-20%	13.9%	13.6%
Fixed income	10%-30%	18.6%	21.3%
Company stock	5%-15%	12.0%	13.5%
Other assets	5%-15%	12.9%	11.2%

At September 30, 2012 and 2011, the Plan held 1,169,700 shares of our common stock, which represented 12.0 percent and 13.5 percent of total Master Trust assets. These shares generated dividend income for the Plan of approximately $1.6 million and $1.6 million during fiscal 2012 and 2011.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our employee pension plan expenses and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates and demographic data. We review the estimates and assumptions underlying our employee pension plans annually based upon a September 30 measurement date. The development of our assumptions is fully described in our significant accounting policies in Note 2. The actuarial assumptions used to determine the pension liability for the Plans were determined as of September 30, 2012 and 2011 and the actuarial assumptions used to determine the net periodic pension cost for the Plans were determined as of September 30, 2011, 2010 and 2009. These assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2012	2011	2012	2011		2010
Discount rate	4.04%	5.05%	5.05%	5.39	%(1)	5.52%
Rate of compensation increase	3.50%	3.50%	3.50%	4.00%		4.00%
Expected return on plan assets	7.75%	7.75%	7.75%	8.25%		8.25%

(1)	The discount rate for the Pension Account Plan increased from 5.39% to 5.68% effective January 1, 2011 due to a curtailment gain recorded in fiscal 2011.

The following table presents the Plans’ accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2012 and 2011:

	2012	2011
	(In thousands)
Accumulated benefit obligation	$468,440	$414,489

Change in projected benefit obligation:
Benefit obligation at beginning of year	$429,432	$407,536
Service cost	15,084	14,384
Interest cost	21,568	22,264
Actuarial loss	46,197	12,944
Benefits paid	(24,553)	(27,534)
Divestitures	(7,697)	—
Curtailments	—	(162)

Benefit obligation at end of year	480,031	429,432
Change in plan assets:
Fair value of plan assets at beginning of year	280,204	301,708
Actual return on plan assets	48,656	5,154
Employer contributions	46,534	876
Benefits paid	(24,553)	(27,534)
Divestitures	(7,697)	—

Fair value of plan assets at end of year	343,144	280,204

Reconciliation:
Funded status	(136,887)	(149,228)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—

Net amount recognized	$(136,887)	$(149,228)

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic pension cost for the Plans for fiscal 2012, 2011 and 2010 is recorded as operating expense and included the following components:

	Fiscal Year Ended September 30
	2012	2011	2010
	(In thousands)
Components of net periodic pension cost:
Service cost	$15,084	$14,384	$13,499
Interest cost	21,568	22,264	20,870
Expected return on assets	(21,474)	(24,817)	(25,280)
Amortization of prior service cost	(141)	(429)	(960)
Recognized actuarial loss	14,451	9,498	9,290
Curtailment gain	—	(40)	—

Net periodic pension cost	$29,488	$20,860	$17,419

The following table sets forth by level, within the fair value hierarchy, the Master Trust’s assets at fair value as of September 30, 2012 and 2011. As required by authoritative accounting literature, assets are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The methods used to determine fair value for the assets held by the Master Trust are fully described in Note 2. Assets at September 30, 2012 include $7.7 million that will be transferred to the purchaser of our Missouri, Illinois and Iowa operations during the first quarter of fiscal 2013. In addition to the assets shown below, the Master Trust had net accounts receivable of $0.5 million and $0.4 million at September 30, 2012 and 2011 which materially approximates fair value due to the short-term nature of these assets.

	Assets at Fair Value as of September 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks — domestic equities	$114,799	$—	$—	$114,799
Money market funds	—	21,010	—	21,010
Registered investment companies:
Domestic funds	19,984	—	—	19,984
International funds	36,714	—	—	36,714
Common/collective trusts — domestic funds	—	52,155	—	52,155
Government securities:
Mortgage-backed securities	—	19,509	—	19,509
U.S. treasuries	7,597	487	—	8,084
Corporate bonds	—	35,960	—	35,960
Limited partnerships	140	41,786	—	41,926
Real estate	—	—	155	155

Total investments at fair value	$179,234	$170,907	$155	$350,296

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Assets at Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks — domestic equities	$94,336	$—	$—	$94,336
Money market funds	—	9,383	—	9,383
Registered investment companies:
Domestic funds	12,921	—	—	12,921
International funds	27,528	—	—	27,528
Common/collective trusts — domestic funds	—	40,096	—	40,096
Government securities
Mortgage-backed securities	—	18,860	—	18,860
U.S. treasuries	4,946	47	—	4,993
Corporate bonds	—	33,636	—	33,636
Limited partnerships	113	37,693	—	37,806
Real estate	—	—	200	200

Total investments at fair value	$139,844	$139,715	$200	$279,759

The fair value of our Level 3 real estate assets was determined based on independent third party appraisals. These assets decreased during the year ended September 30, 2012 due to the sale of a parcel of real estate during fiscal 2012.

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

In August 2009, the Board of Directors determined that there would be no new participants in the SERP subsequent to August 5, 2009, except for any corporate officers who may be appointed to the Management Committee. The SERP is a defined benefit arrangement which provides a benefit equal to 60 percent of covered compensation under which benefits paid from the underlying qualified defined benefit plan are an offset to the benefits under the SERP. However, the Board also established a new defined benefit supplemental executive retirement plan (the 2009 SERP), effective August 5, 2009, with each participant being selected by the Board, with each such participant being either (i) a corporate officer (other than such officer who is appointed as a member of the Company’s Management Committee), (ii) a division president or (iii) an employee selected in the discretion of the Board. Under the 2009 SERP, a nominal account has been established for each participant, to which the Company contributes at the end of each calendar year an amount equal to ten percent of the total of each participant’s base salary and cash incentive compensation earned during each prior calendar year, beginning December 31, 2009. The benefits vest after three years of service and attainment of age 55 and earn interest credits at the same annual rate as the Company’s Pension Account Plan (currently 4.69%).

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Similar to our employee pension plans, we review the estimates and assumptions underlying our supplemental executive benefit plans annually based upon a September 30 measurement date using the same techniques as our employee pension plans. The actuarial assumptions used to determine the pension liability for the supplemental plans were determined as of September 30, 2012 and 2011 and the actuarial assumptions used to determine the net periodic pension cost for the supplemental plans were determined as of September 30, 2011, 2010 and 2009. These assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2012	2011	2012	2011	2010
Discount rate	4.04%	5.05%	5.05%	5.39%	5.52%
Rate of compensation increase	3.50%	3.50%	3.50%	4.00%	4.00%

The following table presents the supplemental plans’ accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2012 and 2011:

	2012	2011
	(In thousands)
Accumulated benefit obligation	$121,815	$104,363

Change in projected benefit obligation:
Benefit obligation at beginning of year	$112,115	$108,919
Service cost	2,108	2,768
Interest cost	5,142	5,825
Actuarial loss	15,459	2,140
Benefits paid	(4,638)	(7,537)

Benefit obligation at end of year	130,186	112,115
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	4,638	7,537
Benefits paid	(4,638)	(7,537)

Fair value of plan assets at end of year	—	—

Reconciliation:
Funded status	(130,186)	(112,115)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—

Accrued pension cost	$(130,186)	$(112,115)

Assets for the supplemental plans are held in separate rabbi trusts. At September 30, 2012 and 2011, assets held in the rabbi trusts consisted of available-for-sale securities of $41.8 million and $38.3 million, which are included in our fair value disclosures in Note 5.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic pension cost for the supplemental plans for fiscal 2012, 2011 and 2010 is recorded as operating expense and included the following components:

	Fiscal Year Ended September 30
	2012	2011	2010
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,108	$2,768	$2,476
Interest cost	5,142	5,825	5,224
Amortization of transition asset	—	—	—
Amortization of prior service cost	—	—	187
Recognized actuarial loss	2,118	2,239	1,999

Net periodic pension cost	$9,368	$10,832	$9,886

Estimated Future Benefit Payments

The following benefit payments for our defined benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:

	Pension Plans	Supplemental Plans
	(In thousands)
2013	$38,800	$31,108
2014	35,551	13,453
2015	33,953	7,658
2016	33,536	4,680
2017	32,740	7,385
2018-2022	156,231	41,830

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

Generally, our funding policy is to contribute annually an amount in accordance with the requirements of ERISA. However, additional voluntary contributions are made annually as considered necessary. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. We expect to contribute $28.3 million to our postretirement benefits plan during fiscal 2013.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We currently invest the assets funding our postretirement benefit plan in diversified investment funds which consist of common stocks, preferred stocks and fixed income securities. The diversified investment funds may invest up to 75 percent of assets in common stocks and convertible securities. The following table presents asset allocation information for the postretirement benefit plan assets as of September 30, 2012 and 2011.

	Actual Allocation September 30
Security Class	2012	2011
Diversified investment funds	97.0%	96.8%
Cash and cash equivalents	3.0%	3.2%

Similar to our employee pension and supplemental plans, we review the estimates and assumptions underlying our postretirement benefit plan annually based upon a September 30 measurement date using the same techniques as our employee pension plans. The actuarial assumptions used to determine the pension liability for our postretirement plan were determined as of September 30, 2012 and 2011 and the actuarial assumptions used to determine the net periodic pension cost for the postretirement plan were determined as of September 30, 2011, 2010 and 2009. The assumptions are presented in the following table:

	Postretirement Liability		Postretirement Cost
	2012	2011	2012	2011	2010
Discount rate	4.04%	5.05%	5.05%	5.39%	5.52%
Expected return on plan assets	4.70%	5.00%	5.00%	5.00%	5.00%
Initial trend rate	8.00%	8.00%	8.00%	8.00%	7.50%
Ultimate trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Ultimate trend reached in	2019	2018	2018	2016	2015

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the postretirement plan’s benefit obligation and funded status as of September 30, 2012 and 2011:

	2012	2011
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$263,694	$228,234
Service cost	16,353	14,403
Interest cost	13,861	12,813
Plan participants’ contributions	3,649	2,892
Actuarial loss	28,815	17,966
Benefits paid	(13,197)	(13,046)
Subsidy payments	—	432
Divestitures	(4,860)	—

Benefit obligation at end of year	308,315	263,694
Change in plan assets:
Fair value of plan assets at beginning of year	53,065	53,033
Actual return on plan assets	12,912	(1,500)
Employer contributions	22,139	11,254
Plan participants’ contributions	3,649	2,892
Benefits paid	(13,197)	(13,046)
Subsidy payments	—	432
Divestitures	(1,496)	—

Fair value of plan assets at end of year	77,072	53,065

Reconciliation:
Funded status	(231,243)	(210,629)
Unrecognized transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—

Accrued postretirement cost	$(231,243)	$(210,629)

Net periodic postretirement cost for fiscal 2012, 2011 and 2010 is recorded as operating expense and included the components presented below.

	Fiscal Year Ended September 30
	2012	2011	2010
	(In thousands)
Components of net periodic postretirement cost:
Service cost	$16,353	$14,403	$13,439
Interest cost	13,861	12,813	12,071
Expected return on assets	(2,607)	(2,727)	(2,460)
Amortization of transition obligation	1,511	1,511	1,511
Amortization of prior service cost	(1,450)	(1,450)	(1,450)
Recognized actuarial loss	2,648	347	374

Net periodic postretirement cost	$30,316	$24,897	$23,485

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the plan. A one-percentage point change in assumed health care cost trend rates would have the following effects on the latest actuarial calculations:

	One-Percentage Point Increase	One-Percentage Point Decrease
	(In thousands)
Effect on total service and interest cost components	$1,426	$(1,287)
Effect on postretirement benefit obligation	$21,736	$(18,866)

We are currently recovering other postretirement benefits costs through our regulated rates under accrual accounting as prescribed by accounting principles generally accepted in the United States in substantially all of our service areas. Other postretirement benefits costs have been specifically addressed in rate orders in each jurisdiction served by our Kentucky/Mid-States Division, our West Texas, Mid-Tex and Mississippi Divisions as well as our Kansas jurisdiction and Atmos Pipeline – Texas or have been included in a rate case and not disallowed. Management believes that this accounting method is appropriate and will continue to seek rate recovery of accrual-based expenses in its ratemaking jurisdictions that have not yet approved the recovery of these expenses.

The following tables set forth by level, within the fair value hierarchy, the Retiree Medical Plan’s assets at fair value as of September 30, 2012 and 2011. The methods used to determine fair value for the assets held by the Retiree Medical Plan are fully described in Note 2. Assets at September 30, 2012 include $1.5 million that will be transferred to the purchaser of our Missouri, Illinois and Iowa operations during the first quarter of fiscal 2013.

	Assets at Fair Value as of September 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$2,360	$—	$2,360
Registered investment companies:
Domestic funds	7,756	—	—	7,756
International funds	68,452	—	—	68,452

Total investments at fair value	$76,208	$2,360	$—	$78,568

	Assets at Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$1,707	$—	$1,707
Registered investment companies:
Domestic funds	3,506	—	—	3,506
International funds	47,852	—	—	47,852

Total investments at fair value	$51,358	$1,707	$—	$53,065

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments

The following benefit payments paid by us, retirees and prescription drug subsidy payments for our postretirement benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:

	Company Payments	Retiree Payments	Subsidy Payments	Total Postretirement Benefits
	(In thousands)
2013	$28,317	$3,696	$—	$32,013
2014	15,174	4,487	—	19,661
2015	17,349	5,251	—	22,600
2016	19,221	6,128	—	25,349
2017	20,520	7,083	—	27,603
2018-2022	107,055	48,114	—	155,169

Defined Contribution Plans

As of September 30, 2012, we maintained three defined contribution benefit plans: the Atmos Energy Corporation Retirement Savings Plan and Trust (the Retirement Savings Plan), the Atmos Energy Corporation Savings Plan for MVG Union Employees (the Union 401K Plan) and the Atmos Energy Holdings, LLC 401K Profit-Sharing Plan (the AEH 401K Profit-Sharing Plan).

The Retirement Savings Plan covers substantially all employees in our regulated operations and is subject to the provisions of Section 401(k) of the Internal Revenue Code. Effective January 1, 2007, employees automatically became participants of the Retirement Savings Plan on the date of employment. Participants may elect a salary reduction ranging from a minimum of one percent up to a maximum of 65 percent of eligible compensation, as defined by the Plan, not to exceed the maximum allowed by the Internal Revenue Service. New participants are automatically enrolled in the Plan at a salary reduction amount of four percent of eligible compensation, from which they may opt out. We match 100 percent of a participant’s contributions, limited to four percent of the participant’s salary, in our common stock. However, participants have the option to immediately transfer this matching contribution into other funds held within the plan. Participants are eligible to receive matching contributions after completing one year of service. Participants are also permitted to take out loans against their accounts subject to certain restrictions. In August 2010, the Board of Directors of Atmos Energy approved a proposal to close the Pension Account Plan to new participants effective October 1, 2010. New employees participate in our defined contribution plan, which was enhanced, effective January 1, 2011. Employees participating in the Pension Account Plan as of October 1, 2010 were allowed to make a one-time election to migrate from the Plan into the Retirement Savings Plan, effective January 1, 2011. Under the enhanced plan, participants will receive a fixed annual contribution of four percent of eligible earnings to their Retirement Savings Plan account. Participants will continue to be eligible for company matching contributions of up to four percent of their eligible earnings and will be fully vested in the fixed annual contribution after three years of service.

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

Matching contributions to the Retirement Savings Plan and the Union 401K Plan are expensed as incurred and amounted to $10.5 million, $10.2 million, and $9.8 million for fiscal years 2012, 2011 and 2010. The Board

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Directors may also approve discretionary contributions, subject to the provisions of the Internal Revenue Code and applicable Treasury regulations. No discretionary contributions were made for fiscal years 2012, 2011 or 2010. At September 30, 2012 and 2011, the Retirement Savings Plan held 4.9 percent and 4.5 percent of our outstanding common stock.

The AEH 401K Profit-Sharing Plan covers substantially all AEH employees and is subject to the provisions of Section 401(k) of the Internal Revenue Code. Participants may elect a salary reduction ranging from a minimum of one percent up to a maximum of 75 percent of eligible compensation, as defined by the Plan, not to exceed the maximum allowed by the Internal Revenue Service. The Company may elect to make safe harbor contributions up to four percent of the employee’s salary which vest immediately. The Company may also make discretionary profit sharing contributions to the AEH 401K Profit-Sharing Plan. Participants become fully vested in the discretionary profit-sharing contributions after three years of service. Participants are also permitted to take out loans against their accounts subject to certain restrictions. Discretionary contributions to the AEH 401K Profit-Sharing Plan are expensed as incurred and amounted to $1.2 million, $1.3 million and $1.3 million for fiscal years 2012, 2011 and 2010.

10.    Details of Selected Consolidated Balance Sheet Captions

The following tables provide additional information regarding the composition of certain of our balance sheet captions.

Accounts receivable

Accounts receivable was comprised of the following at September 30, 2012 and 2011:

	September 30
	2012	2011
	(In thousands)
Billed accounts receivable	$177,953	$216,145
Unbilled revenue	42,694	48,006
Other accounts receivable	23,304	16,592

Total accounts receivable	243,951	280,743
Less: allowance for doubtful accounts	(9,425)	(7,440)

Net accounts receivable	$234,526	$273,303

Other current assets

Other current assets as of September 30, 2012 and 2011 were comprised of the following accounts.

	September 30
	2012	2011
	(In thousands)
Assets from risk management activities	$24,707	$18,344
Deferred gas costs	31,359	33,976
Taxes receivable	1,291	9,215
Current deferred tax asset	27,091	76,725
Prepaid expenses	17,114	22,499
Current portion of leased assets receivable	168	2,013
Materials and supplies	5,872	4,113
Assets held for sale	154,571	140,571
Other	10,609	9,015

Total	$272,782	$316,471

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 6, assets and liabilities related to our Georgia operations are classified as “assets held for sale” in other current assets and liabilities in our consolidated balance sheets at September 30, 2012. On August 1, 2012, we completed the divesture of our operations in Missouri, Illinois and Iowa. Assets and liabilities related to Missouri, Illinois and Iowa were classified as “assets held for sale” in other current assets and liabilities in our consolidated balance sheets at September 30, 2011.

Property, plant and equipment

Property, plant and equipment was comprised of the following as of September 30, 2012 and 2011:

	September 30
	2012	2011
	(In thousands)
Production plant	$5,020	$7,412
Storage plant	232,260	198,422
Transmission plant	1,185,007	1,126,509
Distribution plant	4,680,877	4,496,263
General plant	717,568	737,850
Intangible plant	39,626	41,096

	6,860,358	6,607,552
Construction in progress	274,112	209,242

	7,134,470	6,816,794
Less: accumulated depreciation and amortization	(1,658,866)	(1,668,876)

Net property, plant and equipment	$5,475,604	$5,147,918

Deferred charges and other assets

Deferred charges and other assets as of September 30, 2012 and 2011 were comprised of the following accounts.

	September 30
	2012	2011
	(In thousands)
Marketable securities	$64,398	$52,633
Regulatory assets	334,551	278,920
Deferred financing costs	35,101	35,149
Assets from risk management activities	2,283	998
Other	14,929	16,093

Total	$451,262	$383,793

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other current liabilities

Other current liabilities as of September 30, 2012 and 2011 were comprised of the following accounts.

	September 30
	2012	2011
	(In thousands)
Customer credit balances and deposits	$100,926	$106,743
Accrued employee costs	37,675	38,558
Deferred gas costs	23,072	8,130
Accrued interest	34,451	37,557
Liabilities from risk management activities	85,381	15,453
Taxes payable	64,319	57,853
Pension and postretirement obligations	39,625	33,036
Regulatory cost of removal accrual	78,525	35,078
Liabilities held for sale	11,573	18,445
Other	14,118	16,710

Total	$489,665	$367,563

Deferred credits and other liabilities

Deferred credits and other liabilities as of September 30, 2012 and 2011 were comprised of the following accounts.

	September 30
	2012	2011
	(In thousands)
Postretirement obligations	$221,231	$202,709
Retirement plan obligations	235,965	236,227
Customer advances for construction	12,937	13,967
Regulatory liabilities	5,638	13,823
Asset retirement obligation	10,394	13,574
Liabilities from risk management activities	9,206	78,089
Other	12,555	6,306

Total	$507,926	$564,695

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted earnings per share for the fiscal years ended September 30 are calculated as follows:

	2012	2011	2010
	(In thousands, except per share data)
Basic Earnings Per Share from continuing operations
Income from continuing operations	$192,196	$189,588	$189,851
Less: Income from continuing operations allocated to participating securities	793	1,980	1,943

Income from continuing operations available to common shareholders	$191,403	$187,608	$187,908

Basic weighted average shares outstanding	90,150	90,201	91,852

Income from continuing operations per share — Basic	$2.12	$2.08	$2.05

Basic Earnings Per Share from discontinued operations
Income from discontinued operations	$24,521	$18,013	$15,988
Less: Income from discontinued operations allocated to participating securities	101	188	164

Income from discontinued operations available to common shareholders	$24,420	$17,825	$15,824

Basic weighted average shares outstanding	90,150	90,201	91,852

Income from discontinued operations per share — Basic	$0.27	$0.20	$0.17

Net income per share — Basic	$2.39	$2.28	$2.22

Diluted Earnings Per Share from continuing operations
Income from continuing operations available to common shareholders	$191,403	$187,608	$187,908
Effect of dilutive stock options and other shares	4	4	5

Income from continuing operations available to common shareholders	$191,407	$187,612	$187,913

Basic weighted average shares outstanding	90,150	90,201	91,852
Additional dilutive stock options and other shares	1,022	451	570

Diluted weighted average shares outstanding	91,172	90,652	92,422

Income from continuing operations per share — Diluted	$2.10	$2.07	$2.03

Diluted Earnings Per Share from discontinued operations
Income from discontinued operations available to common shareholders	$24,420	$17,825	$15,824
Effect of dilutive stock options and other shares	—	—	—

Income from discontinued operations available to common shareholders	$24,420	$17,825	$15,824

Basic weighted average shares outstanding	90,150	90,201	91,852
Additional dilutive stock options and other shares	1,022	451	570

Diluted weighted average shares outstanding	91,172	90,652	92,422

Income from discontinued operations per share — Diluted	$0.27	$0.20	$0.17

Net income per share — Diluted	$2.37	$2.27	$2.20

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no out-of-the-money options excluded from the computation of diluted earnings per share for the fiscal years ended September 30, 2012, 2011 and 2010.

12.    Income Taxes

The components of income tax expense from continuing operations for 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(In thousands)
Current
Federal	$631	$(13,298)	$(70,884)
State	6,888	6,841	6,849
Deferred
Federal	103,971	107,950	172,690
State	(13,237)	5,498	10,831
Investment tax credits	(27)	(172)	(283)

	$98,226	$106,819	$119,203

Reconciliations of the provision for income taxes computed at the statutory rate to the reported provisions for income taxes from continuing operations for 2012, 2011 and 2010 are set forth below:

	2012	2011	2010
	(In thousands)
Tax at statutory rate of 35%	$101,648	$103,743	$108,169
Common stock dividends deductible for tax reporting	(2,096)	(1,930)	(1,785)
Penalties	66	2,292	104
Recognition (settlement) of uncertain tax positions	1,831	(4,950)	—
State taxes (net of federal benefit)	(5,958)	8,109	11,493
Other, net	2,735	(445)	1,222

Income tax expense	$98,226	$106,819	$119,203

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that gave rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 2012 and 2011 are presented below:

	2012	2011
	(In thousands)
Deferred tax assets:
Accruals not currently deductible for tax purposes	$7,906	$10,327
Customer advances	4,721	5,271
Nonqualified benefit plans	48,513	43,924
Postretirement benefits	62,802	62,274
Treasury lock agreements	25,448	20,060
Unamortized investment tax credit	14	120
Tax net operating loss and credit carryforwards	164,419	95,293
Difference between book and tax on mark to market accounting	2,342	8,039
Other, net	7,223	3,529

Total deferred tax assets	323,388	248,837
Deferred tax liabilities:
Difference in net book value and net tax value of assets	(1,254,698)	(1,108,063)
Pension funding	(32,812)	(7,533)
Gas cost adjustments	(21,806)	(13,570)
Cost expensed for tax purposes and capitalized for book purposes	(2,065)	(3,039)

Total deferred tax liabilities	(1,311,381)	(1,132,205)

Net deferred tax liabilities	$(987,993)	$(883,368)

Deferred credits for rate regulated entities	$140	$325

At September 30, 2012, we had $10.1 million of federal alternative minimum tax credit carryforwards, $143.2 million of federal net operating loss carryforwards, $10.6 million of state net operating loss carryforwards and $0.5 million of state tax credits. The alternative minimum tax credit carryforwards do not expire. The federal net operating loss carryforwards are available to offset taxable income and will begin to expire in 2029. Depending on the jurisdiction in which the state net operating loss was generated, the state net operating loss carryforwards will begin to expire between 2016 and 2030. The state tax credits will begin to expire in 2018.

At September 30, 2012, we had recorded liabilities associated with uncertain tax positions totaling $1.8 million. The realization of these tax benefits would reduce our income tax expense by approximately $1.8 million.

Additionally, results for fiscal 2012 were favorably impacted by a state tax benefit of $13.6 million. Due to the completion of the sale of our Missouri, Iowa and Illinois service areas in the fiscal fourth quarter, the Company updated its analysis of the tax rate at which deferred taxes would reverse in the future to reflect the sale of these service areas. The updated analysis supported a reduction in the deferred tax rate which when applied to the balance of taxable income deferred to future periods resulted in a reduction of the Company’s overall deferred tax liability.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize accrued interest related to unrecognized tax benefits as a component of interest expense. We recognize penalties related to unrecognized tax benefits as a component of miscellaneous income (expense) in accordance with regulatory requirements. We recognized a tax expense of $0.01 million, $0.01 million and $0.5 million related to penalty and interest expenses during the fiscal years ended September 30, 2012, 2011 and 2010.

We file income tax returns in the U.S. federal jurisdiction as well as in various states where we have operations. We have concluded substantially all U.S. federal income tax matters through fiscal year 2007.

13.    Commitments and Contingencies

Litigation

Since April 2009, Atmos Energy and two subsidiaries of AEH, Atmos Energy Marketing, LLC (AEM) and Atmos Gathering Company, LLC (AGC) (collectively, the Atmos Entities), have been involved in a lawsuit filed in the Circuit Court of Edmonson County, Kentucky related to our Park City Gathering Project. The dispute which gave rise to the litigation involves the amount of royalties due from a third party producer to landowners (who own the mineral rights) for natural gas produced from the landowners’ properties. The third party producer was operating pursuant to leases between the landowners and certain investors/working interest owners. The third party producer filed a petition in bankruptcy, which was subsequently dismissed due to the lack of meaningful assets to reorganize or liquidate.

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

A hearing was held on February 28, 2011 to hear a number of motions, including a motion to dismiss the jury verdict and a motion for a new trial. The motions to dismiss the jury verdict and for a new trial were denied. However, the total punitive damages award was reduced from $27.5 million to $24.7 million. On October 17, 2011, we filed our brief of appellants with the Kentucky Court of Appeals (Court), appealing the verdict of the trial court. The appellees in this case subsequently filed their appellees’ brief with the Court on January 16, 2012, with our reply brief being filed with the Court on March 19, 2012. Oral arguments were held in the case on August 27, 2012; however, the Court has yet to render a decision.

In addition, in a related development, on July 12, 2011, the Atmos Entities filed a lawsuit in the United States District Court, Western District of Kentucky, Atmos Energy Corporation et al.vs. Resource Energy Technologies, LLC and Robert Thorpe and John F. Charles, against the third party producer and its affiliates to recover all costs, including attorneys’ fees, incurred by the Atmos Entities, which are associated with the defense and appeal of the case discussed above as well as for all damages awarded to the plaintiffs in such case against the Atmos Entities. The total amount of damages being claimed in the lawsuit is “open-ended” since the appellate process and related costs are ongoing. This lawsuit is based upon the indemnification provisions agreed to by the third party producer in favor of Atmos Gathering that are contained in an agreement entered into between Atmos Gathering and the third party producer in May 2009. The defendants filed a motion to dismiss the case on August 25, 2011, with Atmos Energy filing a brief in response to such motion on September 19, 2011. On March 27, 2012 the court denied the motion to dismiss. Since that time, we have been engaged in discovery activities in this case.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Environmental Matters

Former Manufactured Gas Plant Sites

We are the owner or previous owner of former manufactured gas plant sites in Johnson City, Tennessee and Keokuk, Iowa, which were used to supply gas prior to the availability of natural gas. The gas manufacturing process resulted in certain byproducts and residual materials, including coal tar. The manufacturing process used by our predecessors was an acceptable and satisfactory process at the time such operations were being conducted. We have taken removal actions with respect to the sites that have been approved by the applicable regulatory authorities in Tennessee, Iowa and the United States Environmental Protection Agency.

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

Purchase Commitments

AEH has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At September 30, 2012, AEH was committed to purchase 72.2 Bcf within one year, 29.0 Bcf within one to three years and 29.0 Bcf after three years under indexed contracts. AEH is committed to purchase 3.8 Bcf within one year and 0.3 Bcf within one to three years under fixed price contracts with prices ranging from $2.46 to $6.36 per Mcf. Purchases under these contracts totaled $978.8 million, $1,498.6 million and $1,562.8 million for 2012, 2011 and 2010.

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

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. The estimated commitments under these contracts as of September 30, 2012 are as follows (in thousands):

2013	$259,235
2014	74,604
2015	—
2016	—
2017	—
Thereafter	—

$333,839

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our nonregulated segment maintains long-term contracts related to storage and transportation. The estimated contractual demand fees for contracted storage and transportation under these contracts as of September 30, 2012 are as follows (in thousands):

2013	$19,456
2014	10,554
2015	4,504
2016	278
2017	37
Thereafter	128

$34,957

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

We have been replacing certain steel service lines in our Mid-Tex Division since our acquisition of the natural gas distribution system in 2004. Since early 2010, we have been discussing the financial and operational details of an accelerated steel service line replacement program with representatives of 440 municipalities served by our Mid-Tex Division. As previously discussed in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, all of the cities in our Mid-Tex Division agreed to a program of installing 100,000 replacements through September 30, 2012, with approved recovery of the associated return, depreciation and taxes. Under the terms of the agreement, the accelerated replacement program commenced in the first quarter of fiscal 2011, replacing 98,675 lines for a cost of $116.3 million as of September 30, 2012.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Leases

Capital and Operating Leases

We have entered into operating leases for office and warehouse space, vehicles and heavy equipment used in our operations. The remaining lease terms range from one to 21 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Renewal options exist for certain of these leases. We have also entered into capital leases for division offices and operating facilities. Property, plant and equipment included amounts for capital leases of $1.3 and $1.3 million at September 30, 2012 and 2011. Accumulated depreciation for these capital leases totaled $0.9 and $0.9 million at September 30, 2012 and 2011. Depreciation expense for these assets is included in consolidated depreciation expense on the consolidated statement of income.

The related future minimum lease payments at September 30, 2012 were as follows:

	Capital Leases	Operating Leases
	(In thousands)
2013	$186	$17,571
2014	186	17,215
2015	186	15,940
2016	186	15,036
2017	186	14,597
Thereafter	78	100,632

Total minimum lease payments	1,008	$180,991

Less amount representing interest	286

Present value of net minimum lease payments	$722

Consolidated lease and rental expense amounted to $33.6 million, $35.5 million and $36.7 million for fiscal 2012, 2011 and 2010.

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

Customer diversification also helps mitigate AEM’s exposure to credit risk. AEM maintains credit policies with respect to its counterparties that it believes minimizes overall credit risk. Where appropriate, such policies include the evaluation of a prospective counterparty’s financial condition, collateral requirements, primarily consisting of letters of credit and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. AEM also monitors the financial condition of existing counterparties on an ongoing basis. Customers not meeting minimum standards are required to provide adequate assurance of financial performance.

AEM maintains a provision for credit losses based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. We believe, based on our

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit policies and our provisions for credit losses as of September 30, 2012, that our financial position, results of operations and cash flows will not be materially affected as a result of nonperformance by any single counterparty.

AEM’s estimated credit exposure is monitored in terms of the percentage of its customers, including affiliate customers that are rated as investment grade versus non-investment grade. Credit exposure is defined as the total of (1) accounts receivable, (2) delivered, but unbilled physical sales and (3) mark-to-market exposure for sales and purchases. Investment grade determinations are set internally by AEM’s credit department, but are primarily based on external ratings provided by Moody’s Investors Service Inc. (Moody’s) and/or Standard & Poor’s Corporation (S&P). For non-rated entities, the default rating for municipalities is investment grade, while the default rating for non-guaranteed industrials and commercials is non-investment grade. Customers who have a non-investment grade but provide either a letter of credit or prepay their monthly invoice have been included as investment grade. The following table shows the percentages related to the investment ratings as of September 30, 2012 and 2011.

	September 30, 2012	September 30, 2011
Investment grade	60%	54%
Non-investment grade	40%	46%

Total	100%	100%

The following table presents our financial instrument counterparty credit exposure by operating segment based upon the unrealized fair value of our financial instruments that represent assets as of September 30, 2012. Investment grade counterparties have minimum credit ratings of BBB-, assigned by S&P; or Baa3, assigned by Moody’s. Non-investment grade counterparties are composed of counterparties that are below investment grade or that have not been assigned an internal investment grade rating due to the short-term nature of the contracts associated with that counterparty. This category is composed of numerous smaller counterparties, none of which is individually significant.

	Natural Gas Distribution Segment(1)	Nonregulated Segment	Consolidated
	(In thousands)
Investment grade counterparties	$—	$4	$4
Non-investment grade counterparties	—	—	—

	$—	$4	$4

(1)	Counterparty risk for our natural gas distribution segment is minimized because hedging gains and losses are passed through to our customers.

16.    Supplemental Cash Flow Disclosures

Supplemental disclosures of cash flow information for fiscal 2012, 2011 and 2010 are presented below.

	2012	2011	2010
	(In thousands)
Cash paid for interest	$150,606	$157,976	$161,925
Cash received for income taxes	$(432)	$(8,329)	$(63,677)

There were no significant noncash investing and financing transactions during fiscal 2012, 2011 and 2010. All cash flows and noncash activities related to our commodity financial instruments are considered as operating activities.

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    Segment Information

Atmos Energy Corporation and its subsidiaries are engaged primarily in the regulated natural gas distribution, transmission and storage business as well as other nonregulated businesses. We distribute natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers through our six regulated natural gas distribution divisions, which cover service areas located in nine states. In addition, we transport natural gas for others through our distribution system.

Through our nonregulated businesses, we primarily provide natural gas management and marketing services to municipalities, other local distribution companies and industrial customers primarily in the Midwest and Southeast. Additionally, we provide natural gas transportation and storage services to certain of our natural gas distribution operations and to third parties.

We operate the Company through the following three segments:

•	The natural gas distribution segment, includes our regulated natural gas distribution and related sales operations.

•	The regulated transmission and storage segment, includes the regulated pipeline and storage operations of our Atmos Pipeline — Texas Division.

•	The nonregulated segment, is comprised of our nonregulated natural gas management, nonregulated natural gas transmission, storage and other services.

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

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized income statements and capital expenditures by segment are shown in the following tables.

	Year Ended September 30, 2012
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,144,376	$92,604	$1,201,503	$—	$3,438,483
Intersegment revenues	954	154,747	149,800	(305,501)	—

	2,145,330	247,351	1,351,303	(305,501)	3,438,483
Purchased gas cost	1,122,587	—	1,296,179	(304,022)	2,114,744

Gross profit	1,022,743	247,351	55,124	(1,479)	1,323,739
Operating expenses
Operation and maintenance	353,879	71,521	29,697	(1,484)	453,613
Depreciation and amortization	202,026	31,438	4,061	—	237,525
Taxes, other than income	162,377	15,568	3,128	—	181,073
Asset impairments	—	—	5,288	—	5,288

Total operating expenses	718,282	118,527	42,174	(1,484)	877,499

Operating income	304,461	128,824	12,950	5	446,240
Miscellaneous income (expense)	(12,657)	(1,051)	1,035	(1,971)	(14,644)
Interest charges	110,642	29,414	3,084	(1,966)	141,174

Income from continuing operations before income taxes	181,162	98,359	10,901	—	290,422
Income tax expense	57,314	35,300	5,612	—	98,226

Income from continuing operations	123,848	63,059	5,289	—	192,196
Income from discontinued operations, net of tax	18,172	—	—	—	18,172
Gain on sale of discontinued operations, net of tax	6,349	—	—	—	6,349

Net income	$148,369	$63,059	$5,289	$—	$216,717

Capital expenditures	$546,818	$175,768	$10,272	$—	$732,858

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2011
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,469,781	$87,141	$1,729,513	$—	$4,286,435
Intersegment revenues	883	132,232	295,380	(428,495)	—

	2,470,664	219,373	2,024,893	(428,495)	4,286,435
Purchased gas cost	1,452,721	—	1,959,893	(426,999)	2,985,615

Gross profit	1,017,943	219,373	65,000	(1,496)	1,300,820
Operating expenses
Operation and maintenance	341,758	70,401	32,308	(1,502)	442,965
Depreciation and amortization	193,642	25,997	4,193	—	223,832
Taxes, other than income	160,455	14,700	2,612	—	177,767
Asset impairments	—	—	30,270	—	30,270

Total operating expenses	695,855	111,098	69,383	(1,502)	874,834

Operating income (loss)	322,088	108,275	(4,383)	6	425,986
Miscellaneous income	16,242	4,715	657	(430)	21,184
Interest charges	115,740	31,432	4,015	(424)	150,763

Income (loss) from continuing operations before income taxes	222,590	81,558	(7,741)	—	296,407
Income tax expense (benefit)	77,885	29,143	(209)	—	106,819

Income (loss) from continuing operations	144,705	52,415	(7,532)	—	189,588
Income from discontinued operations, net of tax	18,013	—	—	—	18,013

Net income (loss)	$162,718	$52,415	$(7,532)	$—	$207,601

Capital expenditures	$496,899	$118,452	$7,614	$—	$622,965

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2010
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,782,993	$97,023	$1,781,044	$—	$4,661,060
Intersegment revenues	870	105,990	365,614	(472,474)	—

	2,783,863	203,013	2,146,658	(472,474)	4,661,060
Purchased gas cost	1,785,221	—	2,032,567	(470,864)	3,346,924

Gross profit	998,642	203,013	114,091	(1,610)	1,314,136
Operating expenses
Operation and maintenance	349,465	72,249	34,517	(1,610)	454,621
Depreciation and amortization	182,097	21,368	5,074	—	208,539
Taxes, other than income	170,229	12,358	4,556	—	187,143

Total operating expenses	701,791	105,975	44,147	(1,610)	850,303

Operating income	296,851	97,038	69,944	—	463,833
Miscellaneous income (expense)	1,132	135	3,859	(5,717)	(591)
Interest charges	118,147	31,174	10,584	(5,717)	154,188

Income from continuing operations before income taxes	179,836	65,999	63,219	—	309,054
Income tax expense	69,875	24,513	24,815	—	119,203

Income from continuing operations	109,961	41,486	38,404	—	189,851
Income from discontinued operations, net of tax	15,988	—	—	—	15,988

Net income	$125,949	$41,486	$38,404	$—	$205,839

Capital expenditures	$437,815	$95,835	$8,986	$—	$542,636

The following table summarizes our revenues by products and services for the fiscal year ended September 30.

	2012	2011	2010
	(In thousands)
Natural gas distribution revenues:
Gas sales revenues:
Residential	$1,351,479	$1,535,887	$1,751,186
Commercial	587,651	685,380	775,714
Industrial	71,960	96,636	101,814
Public authority and other	54,334	68,676	69,944

Total gas sales revenues	2,065,424	2,386,579	2,698,658
Transportation revenues	53,924	57,331	56,539
Other gas revenues	25,028	25,871	27,796

Total natural gas distribution revenues	2,144,376	2,469,781	2,782,993
Regulated transmission and storage revenues	92,604	87,141	97,023
Nonregulated revenues	1,201,503	1,729,513	1,781,044

Total operating revenues	$3,438,483	$4,286,435	$4,661,060

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at September 30, 2012 and 2011 by segment is presented in the following tables.

	September 30, 2012
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$4,432,017	$979,443	$64,144	$—	$5,475,604
Investment in subsidiaries	747,496	—	(2,096)	(745,400)	—
Current assets
Cash and cash equivalents	12,787	—	51,452	—	64,239
Assets from risk management activities	6,934	—	17,773	—	24,707
Other current assets	546,187	11,788	404,097	(223,056)	739,016
Intercompany receivables	636,557	—	—	(636,557)	—

Total current assets	1,202,465	11,788	473,322	(859,613)	827,962
Intangible assets	—	—	164	—	164
Goodwill	573,550	132,422	34,711	—	740,683
Noncurrent assets from risk management activities	2,283	—	—	—	2,283
Deferred charges and other assets	417,893	24,353	6,733	—	448,979

	$7,375,704	$1,148,006	$576,978	$(1,605,013)	$7,495,675

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,359,243	$328,161	$419,335	$(747,496)	$2,359,243
Long-term debt	1,956,305	—	—	—	1,956,305

Total capitalization	4,315,548	328,161	419,335	(747,496)	4,315,548
Current liabilities
Current maturities of long-term debt	—	—	131	—	131
Short-term debt	782,719	—	—	(211,790)	570,929
Liabilities from risk management activities	85,366	—	15	—	85,381
Other current liabilities	526,089	12,478	90,116	(9,170)	619,513
Intercompany payables	—	584,578	51,979	(636,557)	—

Total current liabilities	1,394,174	597,056	142,241	(857,517)	1,275,954
Deferred income taxes	789,288	220,647	5,148	—	1,015,083
Noncurrent liabilities from risk management activities	—	—	9,206	—	9,206
Regulatory cost of removal obligation	381,164	—	—	—	381,164
Deferred credits and other liabilities	495,530	2,142	1,048	—	498,720

	$7,375,704	$1,148,006	$576,978	$(1,605,013)	$7,495,675

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2011
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$4,248,198	$838,302	$61,418	$—	$5,147,918
Investment in subsidiaries	670,993	—	(2,096)	(668,897)	—
Current assets
Cash and cash equivalents	24,646	—	106,773	—	131,419
Assets from risk management activities	843	—	17,501	—	18,344
Other current assets	655,716	15,413	386,215	(196,154)	861,190
Intercompany receivables	569,898	—	—	(569,898)	—

Total current assets	1,251,103	15,413	510,489	(766,052)	1,010,953
Intangible assets	—	—	207	—	207
Goodwill	572,908	132,381	34,711	—	740,000
Noncurrent assets from risk management activities	998	—	—	—	998
Deferred charges and other assets	353,960	18,028	10,807	—	382,795

	$7,098,160	$1,004,124	$615,536	$(1,434,949)	$7,282,871

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,255,421	$265,102	$405,891	$(670,993)	$2,255,421
Long-term debt	2,205,986	—	131	—	2,206,117

Total capitalization	4,461,407	265,102	406,022	(670,993)	4,461,538
Current liabilities
Current maturities of long-term debt	2,303	—	131	—	2,434
Short-term debt	387,691	—	—	(181,295)	206,396
Liabilities from risk management activities	11,916	—	3,537	—	15,453
Other current liabilities	474,783	10,369	170,926	(12,763)	643,315
Intercompany payables	—	543,084	26,814	(569,898)	—

Total current liabilities	876,693	553,453	201,408	(763,956)	867,598
Deferred income taxes	789,649	173,351	(2,907)	—	960,093
Noncurrent liabilities from risk management activities	67,862	—	10,227	—	78,089
Regulatory cost of removal obligation	428,947	—	—	—	428,947
Deferred credits and other liabilities	473,602	12,218	786	—	486,606

	$7,098,160	$1,004,124	$615,536	$(1,434,949)	$7,282,871

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

	Quarter Ended
	December 31		March 31		June 30		September 30
	(In thousands, except per share data)
Fiscal year 2012:
Operating revenues
Natural gas distribution	$676,113	(1)	$871,067	(2)	$315,634	(3)	$282,516
Regulated transmission and storage	56,759		58,037		67,073		65,482
Nonregulated	444,176		370,763		256,250		280,114
Intersegment eliminations	(93,054)		(74,358)		(62,543)		(75,546)

	1,083,994		1,225,509		576,414		552,566
Gross profit	355,392	(1)	425,787	(2)	293,171	(3)	249,389
Operating income	139,471	(1)	202,432	(2)	81,546	(3)	22,791
Income (loss) from continuing operations	62,384		102,084		28,014		(286)
Income from discontinued operations	6,123		7,027		3,118		1,904
Gain on sale of discontinued operations	—		—		—		6,349
Net income	68,507		109,111		31,132		7,967
Basic earnings per share
Income (loss) per share from continuing operations	$0.68		$1.12		$0.31		$—
Income per share from discontinued operations	$0.07		$0.08		$0.03		$0.09
Net income per share — basic	$0.75		$1.20		$0.34		$0.09
Diluted earnings per share
Income (loss) per share from continuing operations	$0.68		$1.12		$0.31		$—
Income per share from discontinued operations	$0.07		$0.08		$0.03		$0.09
Net income per share — diluted	$0.75		$1.20		$0.34		$0.09

ATMOS ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	December 31		March 31		June 30	September 30
	(In thousands, except per share data)
Fiscal year 2011:
Operating revenues
Natural gas distribution	$687,426	(4)	$1,052,291	(5)	$396,584 (6)	$334,363	(7)
Regulated transmission and storage	49,007		54,976		53,570	61,820
Nonregulated	475,640		583,531		491,285	474,437
Intersegment eliminations	(94,847)		(134,424)		(108,271)	(90,953)

	1,117,226		1,556,374		833,168	779,667
Gross profit	357,582	(4)	444,466	(5)	261,612 (6)	237,160	(7)
Operating income	150,773	(4)	204,624	(5)	31,394 (6)	39,195	(7)
Income (loss) from continuing operations	68,208		124,293		(3,150)	237
Income from discontinued operations	5,789		7,916		2,584	1,724
Net income (loss)	73,997		132,209		(566)	1,961
Basic earnings per share
Income (loss) per share from continuing operations	$0.75		$1.36		$(0.04)	$—
Income per share from discontinued operations	$0.06		0.09		$0.03	$0.02
Net income (loss) per share — basic	$0.81		$1.45		$(0.01)	$0.02
Diluted earnings per share
Income (loss) per share from continuing operations	$0.75		$1.36		$(0.04)	$—
Income per share from discontinued operations	$0.06		$0.09		$0.03	$0.02
Net income (loss) per share — diluted	$0.81		$1.45		$(0.01)	$0.02

(1)

Operating revenues for natural gas distribution, gross profit and operating income are shown net of discontinued operations from our Georgia operations of $17.2 million, $7.5 million and $4.9 million, which were not previously reported as discontinued operations.

(2)

Operating revenues for natural gas distribution, gross profit and operating income are shown net of discontinued operations from our Georgia operations of $17.9 million, $8.5 million and $5.9 million, which were not previously reported as discontinued operations.

(3)

Operating revenues for natural gas distribution, gross profit and operating income are shown net of discontinued operations from our Georgia operations of $9.4 million, $5.6 million and $3.2 million, which were not previously reported as discontinued operations.

(4)

Operating revenues for natural gas distribution, gross profit and operating income are shown net of discontinued operations from our Georgia operations of $16.0 million, $7.1 million and $4.5 million, which were not previously reported as discontinued operations.

(5)

Operating revenues for natural gas distribution, gross profit and operating income are shown net of discontinued operations from our Georgia operations of $25.1 million, $9.2 million and $6.6 million, which were not previously reported as discontinued operations.

(6)

Operating revenues for natural gas distribution, gross profit and operating income are shown net of discontinued operations from our Georgia operations of $10.4 million, $5.2 million and $2.7 million, which were not previously reported as discontinued operations.

(7)

Operating revenues for natural gas distribution, gross profit and operating income are shown net of discontinued operations from our Georgia operations of $9.6 million, $4.9 million and $2.1 million, which were not previously reported as discontinued operations.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control-Integrated Framework issued by COSO and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of September 30, 2012, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Ernst & Young LLP has issued its report on the effectiveness of the Company’s internal control over financial reporting. That report appears below.

/s/ KIM R. COCKLIN	/s/ BRET J. ECKERT
Kim R. Cocklin	Bret J. Eckert
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

November 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Atmos Energy Corporation

We have audited Atmos Energy Corporation’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Atmos Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Atmos Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of September 30, 2012 and 2011, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012 of Atmos Energy Corporation and our report dated November 12, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Dallas, Texas

November 12, 2012

Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fourth quarter of the fiscal year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 13, 2013. Information regarding executive officers is reported below:

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of September 30, 2012, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

Name	Age	Years of Service	Office Currently Held
Robert W. Best	65	15	Executive Chairman of the Board
Kim R. Cocklin	61	6	President and Chief Executive Officer
Louis P. Gregory	57	12	Senior Vice President and General Counsel
Michael E. Haefner	52	4	Senior Vice President, Human Resources
Bret J. Eckert	45	—	Senior Vice President and Chief Financial Officer

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

Bret J. Eckert joined the Company in June 2012 as Senior Vice President, and on October 1, 2012 he was appointed Chief Financial Officer. Prior to joining the Company, Mr. Eckert was an Assurance Partner with Ernst & Young LLP where he developed extensive accounting and financial experience in the natural gas industry over his 22-year career.

Identification of the members of the Audit Committee of the Board of Directors as well as the Board of Directors’ determination as to whether one or more audit committee financial experts are serving on the Audit

Committee of the Board of Directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 13, 2013.

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

Information on executive compensation is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 13, 2013.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security ownership of certain beneficial owners and of management is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 13, 2013. Information concerning our equity compensation plans is provided in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, of this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Information on certain relationships and related transactions as well as director independence is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 13, 2013.

ITEM 14.	Principal Accountant Fees and Services.

Information on our principal accountant’s fees and services is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 13, 2013.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)  1. and 2. Financial statements and financial statement schedules.

The financial statements and financial statement schedule listed in the Index to Financial Statements in Item 8 are filed as part of this Form 10-K.

3.     Exhibits

The exhibits listed in the accompanying Exhibits Index are filed as part of this Form 10-K. The exhibits numbered 10.6(a) through 10.13(e) are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION
(Registrant)

By:	/s/ BRET J. ECKERT
Bret J. Eckert Senior Vice President and Chief Financial Officer

Date: November 12, 2012

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kim R. Cocklin and Bret J. Eckert, or either of them acting alone or together, as his true and lawful attorney-in-fact and agent with full power to act alone, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ KIM R. COCKLIN Kim R. Cocklin	President, Chief Executive Officer and Director	November 12, 2012

/s/ BRET J. ECKERT Bret J. Eckert	Senior Vice President and Chief Financial Officer	November 12, 2012

/s/ CHRISTOPHER T. FORSYTHE Christopher T. Forsythe	Vice President and Controller (Principal Accounting Officer)	November 12, 2012

/s/ ROBERT W. BEST Robert W. Best	Executive Chairman of the Board	November 12, 2012

/s/ RICHARD W. DOUGLAS Richard W. Douglas	Director	November 12, 2012

/s/ RUBEN E. ESQUIVEL Ruben E. Esquivel	Director	November 12, 2012

/s/ RICHARD K. GORDON Richard K. Gordon	Director	November 12, 2012

/s/ ROBERT C. GRABLE Robert C. Grable	Director	November 12, 2012

/s/ THOMAS C. MEREDITH Thomas C. Meredith	Director	November 12, 2012

/s/ NANCY K. QUINN Nancy K. Quinn	Director	November 12, 2012

/s/ RICHARD A. SAMPSON Richard A. Sampson	Director	November 12, 2012

/s/ STEPHEN R. SPRINGER Stephen R. Springer	Director	November 12, 2012

/s/ CHARLES K. VAUGHAN Charles K. Vaughan	Director	November 12, 2012

/s/ RICHARD WARE II Richard Ware II	Director	November 12, 2012

Schedule II

ATMOS ENERGY CORPORATION

Valuation and Qualifying Accounts

Three Years Ended September 30, 2012

		Additions
	Balance at beginning of period	Charged to cost & expenses	Charged to other accounts	Deductions		Balance at end of period
		(In thousands)
2012
Allowance for doubtful accounts	$7,440	$8,901	$—	$6,916	(1)	$9,425
2011
Allowance for doubtful accounts	$12,701	$2,201	$—	$7,462	(1)	$7,440
2010
Allowance for doubtful accounts	$11,478	$7,694	$—	$6,471	(1)	$12,701

(1)	Uncollectible accounts written off.

EXHIBITS INDEX

Item 14.(a)(3)

Exhibit Number	Description	Page Number or Incorporation by Reference to
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1(a)	Asset Purchase Agreement by and between Atmos Energy Corporation as Seller and Liberty Energy (Midstates) Corp. as Buyer, dated as of May 12, 2011	Exhibit 2.1 to Form 8-K dated May 12, 2011 (File No. 1-10042)
2.1(b)	Amendment No. 1 to Asset Purchase Agreement
2.2	Asset Purchase Agreement by and between Atmos Energy Corporation as Seller and Liberty Energy (Georgia) Corp. as Buyer, dated as of August 8, 2012	Exhibit 2.1 to Form 8-K dated August 8, 2012 (File No. 1-10042)
Articles of Incorporation and Bylaws
3.1	Restated Articles of Incorporation of Atmos Energy Corporation — Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation — Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of February 3, 2010)	Exhibit 3.2 of Form 8-K dated February 3, 2010 (File No. 1-10042)
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (Atmos Energy Corporation)
4.2	Indenture dated as of November 15, 1995 between United Cities Gas Company and Bank of America Illinois, Trustee	Exhibit 4.11(a) to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.3	Indenture dated as of July 15, 1998 between Atmos Energy Corporation and U.S. Bank Trust National Association, Trustee	Exhibit 4.8 to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.4	Indenture dated as of May 22, 2001 between Atmos Energy Corporation and SunTrust Bank, Trustee	Exhibit 99.3 to Form 8-K dated May 15, 2001 (File No. 1-10042)
4.5	Indenture dated as of June 14, 2007, between Atmos Energy Corporation and U.S. Bank National Association, Trustee	Exhibit 4.1 to Form 8-K dated June 11, 2007 (File No. 1-10042)
4.6	Indenture dated as of March 23, 2009 between Atmos Energy Corporation and U.S. Bank National Corporation, Trustee	Exhibit 4.1 to Form 8-K dated March 26, 2009 (File No. 1-10042)
4.7(a)	Debenture Certificate for the 6 3/4% Debentures due 2028	Exhibit 99.2 to Form 8-K dated July 22, 1998 (File No. 1-10042)
4.7(b)	Global Security for the 4.95% Senior Notes due 2014	Exhibit 10(2)(f) to Form 10-K for fiscal year ended September 30, 2004 (File No. 1-10042)
4.7(c)	Global Security for the 5.95% Senior Notes due 2034	Exhibit 10(2)(g) to Form 10-K for fiscal year ended September 30, 2004 (File No. 1-10042)
4.7(d)	Global Security for the 6.35% Senior Notes due 2017	Exhibit 4.2 to Form 8-K dated June 11, 2007 (File No. 1-10042)
4.7(e)	Global Security for the 8.50% Senior Notes due 2019	Exhibit 4.2 to Form 8-K dated March 26, 2009 (File No. 1-10042)
4.7(f)	Global Security for the 5.5% Senior Notes due 2041	Exhibit 4.2 to Form 8-K dated June 10, 2011 (File No. 1-10042)

Exhibit Number	Description	Page Number or Incorporation by Reference to
Material Contracts
10.1	Term Loan Credit Agreement, dated as of September 27, 2012 among Atmos Energy Corporation, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association, as Syndication Agent and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Documentation Agent	Exhibit 10.1 to Form 8-K dated September 27, 2012 (File No. 1-10042)
10.2	Revolving Credit Agreement, dated as of May 2, 2011 among Atmos Energy Corporation, the Lenders from time to time parties thereto, The Royal Bank of Scotland plc as Administrative Agent, Crédit Agricole Corporate and Investment Bank as Syndication Agent, Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, N.A. as Co-Documentation Agents	Exhibit 10.1 to Form 8-K dated May 2, 2011 (File No. 1-10042)
10.3(a)	Fifth Amended and Restated Credit Agreement, dated as of December 8, 2010, among Atmos Energy Marketing, LLC, a Delaware limited liability company, BNP Paribas, a bank organized under the laws of France, as administrative agent, collateral agent, as an issuing bank, a swing line bank and a bank; Société Générale as co-syndication agent, an issuing bank and a bank and The Royal Bank of Scotland plc, as co-syndication agent and a bank; and Natixis, New York Branch, Crédit Agricole Corporate and Investment Bank, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. as co-documentation agents and the other financial institutions that become parties thereto	Exhibit 10.1 to Form 8-K dated December 8, 2010 (File No. 1-10042)
10.3(b)	Third Amended and Restated Intercreditor Agreement, dated as of December 8, 2010, (as amended, supplemented and otherwise modified from time to time, the “Agreement”), among BNP Paribas, a bank organized under the laws of France, in its capacity as Collateral Agent (together with its successors and assigns in such capacity, the “Agent”) for the Banks thereinafter referred to, and each bank and other financial institution which is now or hereafter a party to the Agreement in its capacity as a Bank and, as applicable, as a Swap Bank (collectively, the “Swap Banks”) and/or a Physical Trade Bank (collectively, the “Physical Trade Banks”)	Exhibit 10.2 to Form 8-K dated December 8, 2010 (File No. 1-10042)
10.4(a)	Accelerated Share Buyback Agreement with Goldman, Sachs & Co. — Master Confirmation dated July 1, 2010	Exhibit 10.6(a) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.4(b)	Accelerated Share Buyback Agreement with Goldman, Sachs & Co. — Supplemental Confirmation dated July 1, 2010	Exhibit 10.6(b) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)

Exhibit Number	Description	Page Number or Incorporation by Reference to
10.5(a)	Guaranty of Algonquin Power & Utilities Corp. dated May 12, 2011	Exhibit 10.1 to Form 8-K dated May 12, 2011 (File No. 1-10042)
10.5(b)	Guaranty of Algonquin Power & Utilities Corp. dated August 8, 2012	Exhibit 10.1 to Form 8-K dated August 8, 2012 (File No. 1-10042)
Executive Compensation Plans and Arrangements
10.6(a)*	Form of Atmos Energy Corporation Change in Control Severance Agreement — Tier I	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.6(b)*	Form of Atmos Energy Corporation Change in Control Severance Agreement — Tier II	Exhibit 10.7(b) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.7(a)*	Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31 to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10.7(b)*	Amendment No. 1 to the Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31(a) to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10.8(a)*	Atmos Energy Corporation Annual Incentive Plan for Management (as amended and restated February 10, 2011)	Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2011 (File No. 1-10042)
10.8(b)*	Amendment No 1 to the Atmos Energy Corporation Annual Incentive Plan for Management (as amended and restated February 10, 2011)
10.9(a)*	Atmos Energy Corporation Supplemental Executive Benefits Plan, Amended and Restated in its Entirety August 7, 2007	Exhibit 10.8(a) to Form 10-K for fiscal year ended September 30, 2008 (File No. 1-10042)
10.9(b)*	Atmos Energy Corporation Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of November 12, 2009)	Exhibit 10.10(b) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.9(c)*	Atmos Energy Corporation Account Balance Supplemental Executive Retirement Plan, Effective Date August 5, 2009	Exhibit 10.10(c) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.9(d)*	Atmos Energy Corporation Performance-Based Supplemental Executive Benefits Plan Trust Agreement, Effective Date December 1, 2000	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.9(e)*	Form of Individual Trust Agreement for the Supplemental Executive Benefits Plan	Exhibit 10.3 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.10(a)*	Mini-Med/Dental Benefit Extension Agreement dated October 1, 1994	Exhibit 10.28(f) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10.10(b)*	Amendment No. 1 to Mini-Med/Dental Benefit Extension Agreement dated August 14, 2001	Exhibit 10.28(g) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10.10(c)*	Amendment No. 2 to Mini-Med/Dental Benefit Extension Agreement dated December 31, 2002	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2002 (File No. 1-10042)
10.11*	Atmos Energy Corporation Equity Incentive and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of January 1, 2012	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2011 (File No. 1-10042)
10.12*	Atmos Energy Corporation Outside Directors Stock-for-Fee Plan, Amended and Restated as of October 1, 2009	Exhibit 10.13 to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.13(a)*	Atmos Energy Corporation 1998 Long-Term Incentive Plan (as amended and restated February 10, 2011)	Exhibit 99.1 to Form S-8 dated October 28, 2011 (File No. 333-177593)

Exhibit Number	Description	Page Number or Incorporation by Reference to
10.13(b)*	Form of Non-Qualified Stock Option Agreement under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.16(b) to Form 10-K for fiscal year ended September 30, 2005 (File No. 1-10042)
10.13(c)*	Form of Award Agreement of Restricted Stock With Time-Lapse Vesting under the Atmos Energy Corporation 1998 Long-Term Incentive Plan	Exhibit 10.12(d) to Form 10-K for fiscal year ended September 30, 2008 (File No. 1-10042)
10.13(d)*	Form of Award Agreement of Time-Lapse Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan
10.13(e)*	Form of Award Agreement of Performance-Based Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan
12	Statement of computation of ratio of earnings to fixed charges
Other Exhibits, as indicated
21	Subsidiaries of the registrant
23.1	Consent of independent registered public accounting firm, Ernst & Young LLP
24	Power of Attorney	Signature page of Form 10-K for fiscal year ended September 30, 2012
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications**
Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	This exhibit constitutes a “management contract or compensatory plan, contract, or arrangement.”

**	These certifications pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Annual Report on Form 10-K, will not be deemed to be filed with the Securities and Exchange Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.