Form 10-Q
period 2013-03-31
ATMOS ENERGY CORP
filed 2013-05-02
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 26, 2013.

Class	Shares Outstanding
No Par Value	90,549,038

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated other comprehensive income
APS	Atmos Pipeline and Storage, LLC
Bcf	Billion cubic feet
CFTC	Commodity Futures Trading Commission
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Ltd.
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
ISRS	Infrastructure System Replacement Surcharge
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism

S&P	Standard & Poor’s Corporation

SEC	United States Securities and Exchange Commission

WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	September 30, 2012
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$7,435,103	$7,134,470
Less accumulated depreciation and amortization	1,724,830	1,658,866

Net property, plant and equipment	5,710,273	5,475,604
Current assets
Cash and cash equivalents	65,547	64,239
Accounts receivable, net	485,601	234,526
Gas stored underground	197,356	256,415
Other current assets	253,916	272,782

Total current assets	1,002,420	827,962
Goodwill and intangible assets	740,825	740,847
Deferred charges and other assets	500,212	451,262

	$7,953,730	$7,495,675

CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding: March 31, 2013 — 90,538,114 shares; September 30, 2012 — 90,239,900 shares	$453	$451
Additional paid-in capital	1,753,024	1,745,467
Retained earnings	793,927	660,932
Accumulated other comprehensive loss	(3,934)	(47,607)

Shareholders’ equity	2,543,470	2,359,243
Long-term debt	2,455,514	1,956,305

Total capitalization	4,998,984	4,315,548
Current liabilities
Accounts payable and accrued liabilities	316,411	215,229
Other current liabilities	377,357	489,665
Short-term debt	232,998	570,929
Current maturities of long-term debt	—	131

Total current liabilities	926,766	1,275,954
Deferred income taxes	1,168,140	1,015,083
Regulatory cost of removal obligation	366,854	381,164
Pension and postretirement liabilities	453,548	457,196
Deferred credits and other liabilities	39,438	50,730

	$7,953,730	$7,495,675

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2013	2012
	(Unaudited)
	(In thousands, except per share data)
Operating revenues
Natural gas distribution segment	$905,176	$871,067
Regulated transmission and storage segment	61,848	58,037
Nonregulated segment	428,948	370,763
Intersegment eliminations	(86,976)	(74,358)

	1,308,996	1,225,509
Purchased gas cost
Natural gas distribution segment	558,170	498,739
Regulated transmission and storage segment	—	—
Nonregulated segment	404,641	374,992
Intersegment eliminations	(86,566)	(74,009)

	876,245	799,722

Gross profit	432,751	425,787
Operating expenses
Operation and maintenance	111,086	109,300
Depreciation and amortization	57,180	59,420
Taxes, other than income	54,307	54,635

Total operating expenses	222,573	223,355

Operating income	210,178	202,432
Miscellaneous income	1,712	506
Interest charges	33,331	36,643

Income from continuing operations before income taxes	178,559	166,295
Income tax expense	66,219	64,211

Income from continuing operations	112,340	102,084
Income from discontinued operations, net of tax ($2,258 and $4,031)	4,085	7,027

Net income	$116,425	$109,111

Basic earnings per share
Income per share from continuing operations	$1.24	$1.12
Income per share from discontinued operations	0.04	0.08

Net income per share — basic	$1.28	$1.20

Diluted earnings per share
Income per share from continuing operations	$1.23	$1.12
Income per share from discontinued operations	0.04	0.08

Net income per share — diluted	$1.27	$1.20

Cash dividends per share	$0.350	$0.345

Weighted average shares outstanding:
Basic	90,530	90,020

Diluted	91,492	90,322

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended March 31
	2013	2012
	(Unaudited)
	(In thousands, except per share data)
Operating revenues
Natural gas distribution segment	$1,571,963	$1,547,180
Regulated transmission and storage segment	122,529	114,796
Nonregulated segment	828,842	814,939
Intersegment eliminations	(180,183)	(167,412)

	2,343,151	2,309,503
Purchased gas cost
Natural gas distribution segment	945,326	891,257
Regulated transmission and storage segment	—	—
Nonregulated segment	782,076	803,763
Intersegment eliminations	(179,364)	(166,696)

	1,548,038	1,528,324

Gross profit	795,113	781,179
Operating expenses
Operation and maintenance	217,613	223,944
Depreciation and amortization	116,759	117,786
Taxes, other than income	95,641	97,546

Total operating expenses	430,013	439,276

Operating income	365,100	341,903
Miscellaneous income (expense)	2,410	(1,510)
Interest charges	63,853	72,369

Income from continuing operations before income taxes	303,657	268,024
Income tax expense	113,969	103,556

Income from continuing operations	189,688	164,468
Income from discontinued operations, net of tax ($3,986 and $7,547)	7,202	13,150

Net income	$196,890	$177,618

Basic earnings per share
Income per share from continuing operations	$2.09	$1.81
Income per share from discontinued operations	0.08	0.14

Net income per share — basic	$2.17	$1.95

Diluted earnings per share
Income per share from continuing operations	$2.07	$1.80
Income per share from discontinued operations	0.08	0.14

Net income per share — diluted	$2.15	$1.94

Cash dividends per share	$0.700	$0.690

Weighted average shares outstanding:
Basic	90,445	90,137

Diluted	91,406	90,440

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31		Six Months Ended March 31
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Net income	$116,425	$109,111	$196,890	$177,618
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(110), $1,203, $(330) and $1,717	(200)	2,046	(573)	2,947
Cash flow hedges:
Amortization and unrealized gain on interest rate agreements, net of tax of $13,513, $9,042, $20,562 and $8,404	23,509	15,396	35,773	14,309
Net unrealized gains (losses) on commodity cash flow hedges, net of tax of $5,650, $(3,399), $5,417 and $(13,996)	8,838	(5,315)	8,473	(21,890)

Total other comprehensive income (loss)	32,147	12,127	43,673	(4,634)

Total comprehensive income	$148,572	$121,238	$240,563	$172,984

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31
	2013	2012
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities
Net income	$196,890	$177,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Charged to depreciation and amortization	118,608	122,532
Charged to other accounts	265	203
Deferred income taxes	106,891	102,052
Other	5,519	9,874
Net assets / liabilities from risk management activities	(14,709)	15,690
Net change in operating assets and liabilities	(37,123)	(67,246)

Net cash provided by operating activities	376,341	360,723
Cash Flows From Investing Activities
Capital expenditures	(389,117)	(311,123)
Other, net	(3,700)	(3,878)

Net cash used in investing activities	(392,817)	(315,001)
Cash Flows From Financing Activities
Net decrease in short-term debt	(342,141)	(48,945)
Net proceeds from issuance of long-term debt	493,793	—
Settlement of Treasury lock agreements	(66,626)	—
Repayment of long-term debt	(131)	(2,369)
Cash dividends paid	(64,008)	(62,907)
Repurchase of common stock	—	(12,535)
Repurchase of equity awards	(3,124)	(3,509)
Issuance of common stock	21	164

Net cash provided by (used in) financing activities	17,784	(130,101)

Net increase (decrease) in cash and cash equivalents	1,308	(84,379)
Cash and cash equivalents at beginning of period	64,239	131,419

Cash and cash equivalents at end of period	$65,547	$47,040

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

1.    Nature of Business

Atmos Energy Corporation (“Atmos Energy” or the “Company”) and our subsidiaries are engaged primarily in the regulated natural gas distribution and transmission and storage businesses as well as certain other nonregulated businesses. For the fiscal year ended September 30, 2012, our regulated businesses comprised over 95 percent of our consolidated net income.

Through our natural gas distribution business, we deliver natural gas through sales and transportation arrangements to approximately three million residential, commercial, public authority and industrial customers through our six regulated natural gas distribution divisions, which at March 31, 2013, covered service areas located in nine states. In addition, we transport natural gas for others through our distribution system. On April 1, 2013, we completed the divestiture of our natural gas distribution operations in Georgia, representing approximately 64,000 customers. Our regulated businesses also include our regulated pipeline and storage operations, which include the transportation of natural gas to our distribution system and the management of our underground storage facilities. Our regulated businesses are subject to federal and state regulation and/or regulation by local authorities in each of the states in which our natural gas distribution divisions operate.

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

2.    Unaudited Financial Information

These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Because of seasonal and other factors, the results of operations for the six-month period ended March 31, 2013 are not indicative of our results of operations for the full 2013 fiscal year, which ends September 30, 2013.

We have evaluated subsequent events from the March 31, 2013 balance sheet date through the date these financial statements were filed with the Securities and Exchange Commission (SEC). On April 1, 2013, we completed the sale of our Georgia natural gas distribution assets. Except as discussed in Note 6, no events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the condensed consolidated financial statements.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant accounting policies

Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

During the second quarter of fiscal 2013, we completed our annual goodwill impairment assessment. Based on the assessment performed, we determined that our goodwill was not impaired.

Due to the April 1, 2013 sale of our Georgia distribution operations, at March 31, 2013, the financial results for this service area are shown in discontinued operations. Accordingly, certain prior-year amounts have been reclassified to conform with the current-year presentation.

During the six months ended March 31, 2013, two new accounting standards were announced that will become applicable to the Company in future periods. The first standard clarifies the enhanced disclosure of offsetting arrangements for financial instruments that will become effective for us for annual and interim periods beginning on October 1, 2013. The second standard, which became effective during our second fiscal quarter, requires the presentation of amounts reclassified out of accumulated other comprehensive income by component as well as significant amounts reclassified out of accumulated other comprehensive income by the respective line item in the statement of net income. We have presented the disclosures relating to reclassifications out of accumulated other comprehensive income in Note 4. The adoption of these standards should not have an impact on our financial position, results of operations or cash flows. There were no other significant changes to our accounting policies during the six months ended March 31, 2013.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant regulatory assets and liabilities as of March 31, 2013 and September 30, 2012 included the following:

	March 31, 2013	September 30, 2012
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs(1)	$289,003	$296,160
Merger and integration costs, net	5,502	5,754
Deferred gas costs	525	31,359
Regulatory cost of removal asset	10,183	10,500
Rate case costs	6,256	4,661
Deferred franchise fees	265	2,714
Texas Rule 8.209(2)	14,912	5,370
APT annual adjustment mechanism	4,965	4,539
Other	5,716	7,262

	$337,327	$368,319

Regulatory liabilities:
Deferred gas costs	$43,112	$23,072
Deferred franchise fees	2,943	—
Regulatory cost of removal obligation	433,617	459,688
Other	5,429	5,637

	$485,101	$488,397

(1)	Includes $13.5 million and $7.6 million of pension and postretirement expense deferred in our Texas service areas pursuant to the Texas Gas Utility Regulatory Act.

(2)

Texas Rule 8.209 is a Railroad Commission rule that allows for the deferral of all expenses associated with capital expenditures incurred pursuant to this rule, including the recording of interest on the deferred expenses until the next rate proceeding (rate case or annual rate filing) at which time investment and costs would be recovered through base rates.

The amounts above do not include regulatory assets and liabilities related to our Georgia operations, which are classified as assets held for sale as discussed in Note 6.

Currently authorized rates do not include a return on certain of our merger and integration costs; however, we recover the amortization of these costs. Merger and integration costs, net, are generally amortized on a straight-line basis over estimated useful lives ranging up to 20 years.

3.    Financial Instruments

We use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments have been tailored to our regulated and nonregulated businesses. The accounting for these financial instruments is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. During the six months ended March 31, 2013 there were no changes in our objectives, strategies and accounting for these financial instruments. Currently, we utilize financial instruments in our natural gas distribution and nonregulated segments. We currently do not manage commodity price risk with financial instruments in our regulated transmission and storage segment.

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

Our natural gas distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. Historically, if the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2012-2013 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 33 percent, or 22.8 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.

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

We use financial instruments, designated as cash flow hedges of anticipated purchases and sales at index prices, to mitigate the commodity price risk in our nonregulated operations associated with deliveries under fixed-priced forward contracts to deliver gas to customers. These financial instruments have maturity dates ranging from one to 57 months. We use financial instruments, designated as fair value hedges, to hedge our natural gas inventory used in asset optimization activities in our nonregulated segment.

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

In August 2011, we entered into three Treasury lock agreements to fix the Treasury yield component of the interest cost associated with $350 million out of a total $500 million of senior notes that were issued on January 11, 2013. This offering is discussed in Note 7. We designated these Treasury locks as cash flow hedges. The Treasury locks were settled on January 8, 2013 with a payment of $66.6 million to the counterparties due to a decrease in the 30-year Treasury lock rates between inception of the Treasury locks and settlement. Because the Treasury locks were effective, the $66.6 million unrealized loss was recorded as a component of accumulated other comprehensive income and is being recognized as a component of interest expense over the 30-year life of the senior notes.

In the fourth quarter of fiscal 2012, we entered into an interest rate swap to fix the LIBOR component of our $260 million short-term financing facility that terminated on December 27, 2012. We recorded an immaterial loss upon settlement of the swap, which was recorded as a component of interest expense as we did not designate the interest rate swap as a hedge.

In October 2012, we entered into forward starting interest rate swaps to fix the Treasury yield component associated with the anticipated issuance of $500 million and $250 million unsecured senior notes in fiscal 2015 and fiscal 2017, which we designated as cash flow hedges at the time the agreements were executed. Accordingly, unrealized gains and losses associated with the forward starting interest rate swaps are being recorded as a component of accumulated other comprehensive income (loss). When the forward starting interest rate swaps settle, the realized gain or loss will be recorded as a component of accumulated other comprehensive income (loss) and recognized as a component of interest expense over the life of the related financing arrangement. Hedge ineffectiveness to the extent incurred is reported as a component of interest expense.

In prior years, we entered into Treasury lock agreements to fix the Treasury yield component of the interest cost of financing various issuances of long-term debt and senior notes. The gains and losses realized upon settlement of these Treasury locks were recorded as a component of accumulated other comprehensive income (loss) when they were settled and are being recognized as a component of interest expense over the life of the associated notes from the date of settlement. As of March 31, 2013, the remaining amortization periods for the settled Treasury locks extend through fiscal 2043.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quantitative Disclosures Related to Financial Instruments

The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and income statements.

As of March 31, 2013, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of March 31, 2013, we had net long/(short) commodity contracts outstanding in the following quantities:

Contract Type	Hedge Designation	Natural Gas Distribution	Nonregulated
		Quantity (MMcf)
Commodity contracts	Fair Value	—	(22,490)
	Cash Flow	—	23,768
	Not designated	5,890	55,387

		5,890	56,665

Financial Instruments on the Balance Sheet

The following tables present the fair value and balance sheet classification of our financial instruments by operating segment as of March 31, 2013 and September 30, 2012. As required by authoritative accounting literature, the fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts below do not include $12.0 million and $23.7 million of cash held on deposit in margin accounts as of March 31, 2013 and September 30, 2012 to collateralize certain financial instruments. Therefore, these gross balances are not indicative of either our actual credit exposure or net economic exposure. Additionally, the amounts below will not be equal to the amounts presented on our condensed consolidated balance sheet, nor will they be equal to the fair value information presented for our financial instruments in Note 5.

	Balance Sheet Location	Natural Gas Distribution	Nonregulated	Total
			(In thousands)
March 31, 2013
Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	$—	$10,447	$10,447
Noncurrent commodity contracts	Deferred charges and other assets	36,546	777	37,323
Liability Financial Instruments
Current commodity contracts	Other current liabilities	—	(17,622)	(17,622)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	(2,229)	(2,229)

Total		36,546	(8,627)	27,919
Not Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets(1)	3,603	76,426	80,029
Noncurrent commodity contracts	Deferred charges and other assets	36	52,274	52,310
Liability Financial Instruments
Current commodity contracts	Other current liabilities	(59)	(77,518)	(77,577)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	(46,574)	(46,574)

Total		3,580	4,608	8,188

Total Financial Instruments		$40,126	$(4,019)	$36,107

(1)

Other current assets not designated as hedges in our natural gas distribution segment include $0.2 million related to risk management assets that were classified as assets held for sale at March 31, 2013.

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

(2)

Other current liabilities not designated as hedges in our natural gas distribution segment include $0.3 million related to risk management liabilities that were classified as liabilities held for sale at September 30, 2012.

Impact of Financial Instruments on the Income Statement

Hedge ineffectiveness for our nonregulated segment is recorded as a component of unrealized gross profit and primarily results from differences in the location and timing of the derivative instrument and the hedged item. Hedge ineffectiveness could materially affect our results of operations for the reported period. For the three months ended March 31, 2013 and 2012 we recognized a gain (loss) arising from fair value and cash flow hedge ineffectiveness of $1.7 million and $(6.2) million. For the six months ended March 31, 2013 and 2012 we recognized gains arising from fair value and cash flow hedge ineffectiveness of $17.8 million and $2.2 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hedges

The impact of our nonregulated commodity contracts designated as fair value hedges and the related hedged item on our condensed consolidated income statement for the three and six months ended March 31, 2013 and 2012 is presented below.

	Three Months Ended March 31
	2013	2012
	(In thousands)
Commodity contracts	$(17,846)	$29,090
Fair value adjustment for natural gas inventory designated as the hedged item	19,586	(35,087)

Total (increase) decrease in purchased gas cost	$1,740	$(5,997)

The (increase) decrease in purchased gas cost is comprised of the following:
Basis ineffectiveness	$1,458	$(739)
Timing ineffectiveness	282	(5,258)

	$1,740	$(5,997)

	Six Months Ended March 31
	2013	2012
	(In thousands)
Commodity contracts	$(10,532)	$53,153
Fair value adjustment for natural gas inventory designated as the hedged item	28,405	(50,335)

Total decrease in purchased gas cost	$17,873	$2,818

The decrease in purchased gas cost is comprised of the following:
Basis ineffectiveness	$1,218	$102
Timing ineffectiveness	16,655	2,716

	$17,873	$2,818

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

To the extent that the Company’s natural gas inventory does not qualify as a hedged item in a fair-value hedge, or has not been designated as such, the natural gas inventory is valued at the lower of cost or market. We did not record a writedown for nonqualifying natural gas inventory for the six months ended March 31, 2013. During the six months ended March 31, 2012, we recorded a $1.7 million charge to write down nonqualifying natural gas inventory to market.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

The impact of cash flow hedges on our condensed consolidated income statements for the three and six months ended March 31, 2013 and 2012 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transaction. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

	Three Months Ended March 31, 2013
	Natural Gas Distribution	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI for effective portion of commodity contracts	$—	$(5,199)	$(5,199)
Loss arising from ineffective portion of commodity contracts	—	(83)	(83)

Total impact on purchased gas costs	—	(5,282)	(5,282)
Loss on settled interest rate agreements reclassified from AOCI into interest expense	(873)	—	(873)

Total Impact from Cash Flow Hedges	$(873)	$(5,282)	$(6,155)

	Three Months Ended March 31, 2012
	Natural Gas Distribution	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI for effective portion of commodity contracts	$—	$(21,181)	$(21,181)
Loss arising from ineffective portion of commodity contracts	—	(238)	(238)

Total impact on purchased gas costs	—	(21,419)	(21,419)
Loss on settled interest rate agreements reclassified from AOCI into interest expense	(502)	—	(502)

Total Impact from Cash Flow Hedges	$(502)	$(21,419)	$(21,921)

	Six Months Ended March 31, 2013
	Natural Gas Distribution	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI for effective portion of commodity contracts	$—	$(10,359)	$(10,359)
Loss arising from ineffective portion of commodity contracts	—	(102)	(102)

Total impact on purchased gas costs	—	(10,461)	(10,461)
Loss on settled interest rate agreements reclassified from AOCI into interest expense	(1,375)	—	(1,375)

Total Impact from Cash Flow Hedges	$(1,375)	$(10,461)	$(11,836)

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2012
	Natural Gas Distribution	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI for effective portion of commodity contracts	$—	$(32,823)	$(32,823)
Loss arising from ineffective portion of commodity contracts	—	(668)	(668)

Total impact on purchased gas costs	—	(33,491)	(33,491)
Loss on settled interest rate agreements reclassified from AOCI into interest expense	(1,004)	—	(1,004)

Total Impact from Cash Flow Hedges	$(1,004)	$(33,491)	$(34,495)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and six months ended March 31, 2013 and 2012. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the income statement as incurred.

	Three Months Ended March 31		Six Months Ended March 31
	2013	2012	2013	2012
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$22,955	$15,079	$34,900	$13,676
Forward commodity contracts	5,666	(18,234)	2,153	(41,912)
Recognition of losses in earnings due to settlements:
Interest rate agreements	554	317	873	633
Forward commodity contracts	3,172	12,919	6,320	20,022

Total other comprehensive income (loss) from hedging, net of tax(1)	$32,347	$10,081	$44,246	$(7,581)

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.

Deferred gains (losses) recorded in accumulated other comprehensive income (AOCI) associated with our treasury lock agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments, while deferred losses associated with commodity contracts are recognized in earnings upon settlement. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred gains (losses) recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of March 31, 2013. However, the table below does not include the expected recognition in earnings of our outstanding interest rate agreements as those instruments have not yet settled.

	Interest Rate Agreements	Commodity Contracts	Total
	(In thousands)
Next twelve months	$(2,686)	$317	$(2,369)
Thereafter	(29,021)	(839)	(29,860)

Total(1)	$(31,707)	$(522)	$(32,229)

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Not Designated as Hedges

The impact of financial instruments that have not been designated as hedges on our condensed consolidated income statements for the three months ended March 31, 2013 and 2012 was an increase (decrease) in gross profit of $6.8 million and $(12.8) million. For the six months ended March 31, 2013 and 2012 gross profit increased (decreased) $6.7 million and $(15.0) million. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

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

4.    Accumulated Other Comprehensive Income

We record deferred gains (losses) in accumulated other comprehensive income (AOCI) related to available-for-sale securities, interest rate agreement cash flow hedges and commodity contract cash flow hedges. Deferred gains (losses) for our available-for-sale securities and commodity contract cash flow hedges are recognized in earnings upon settlement, while deferred gains (losses) related to our interest rate agreement cash flow hedges are recognized in earnings as they are amortized. The following table provides the components of our accumulated other comprehensive income (loss) balances, net of the related tax effects allocated to each component of other comprehensive income.

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Commodity Contracts Cash Flow Hedges	Total
	(In thousands)
September 30, 2012	$5,661	$(44,273)	$(8,995)	$(47,607)
Other comprehensive income before reclassifications	1,135	34,900	2,153	38,188
Amounts reclassified from accumulated other comprehensive income	(1,708)	873	6,320	5,485

Net current-period other comprehensive income	(573)	35,773	8,473	43,673

March 31, 2013	$5,088	$(8,500)	$(522)	$(3,934)

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables detail reclassifications out of AOCI for the three and six months ended March 31, 2013. Amounts in parentheses below indicate decreases to net income in the statement of income.

	Three Months ended March 31, 2013
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$2,689	Operation and maintenance expense

	2,689	Total before tax
	(981)	Tax expense

	$1,708	Net of tax

Cash flow hedges
Interest rate agreements	$(873)	Interest charges
Commodity contracts	(5,201)	Purchased gas cost

	(6,074)	Total before tax
	2,348	Tax benefit

	$(3,726)	Net of tax

Total reclassifications	$(2,018)	Net of tax

	Six Months ended March 31, 2013
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$2,689	Operation and maintenance expense

	2,689	Total before tax
	(981)	Tax expense

	$1,708	Net of tax

Cash flow hedges
Interest rate agreements	$(1,375)	Interest charges
Commodity contracts	(10,361)	Purchased gas cost

	(11,736)	Total before tax
	4,543	Tax benefit

	$(7,193)	Net of tax

Total reclassifications	$(5,485)	Net of tax

5.    Fair Value Measurements

We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. During the three and six months ended March 31, 2013, there were no changes in these methods.

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

Quantitative Disclosures

Financial Instruments

The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and September 30, 2012. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(2)	March 31, 2013
	(In thousands)
Assets:
Financial instruments
Natural gas distribution segment	$—	$40,185	$—	$—	$40,185
Nonregulated segment	489	139,435	—	(131,972)	7,952

Total financial instruments	489	179,620	—	(131,972)	48,137

Hedged portion of gas stored underground	89,342	—	—	—	89,342
Available-for-sale securities
Money market funds	—	11,761	—	—	11,761
Registered investment companies	31,092	—	—	—	31,092
Bonds	—	23,617	—	—	23,617

Total available-for-sale securities	31,092	35,378	—	—	66,470

Total assets	$120,923	$214,998	$—	$(131,972)	$203,949

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$59	$—	$—	$59
Nonregulated segment	969	142,974	—	(143,943)	—

Total liabilities	$969	$143,033	$—	$(143,943)	$59

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(3)	September 30, 2012
	(In thousands)
Assets:
Financial instruments
Natural gas distribution segment	$—	$9,365	$—	$—	$9,365
Nonregulated segment	714	179,835	—	(162,776)	17,773

Total financial instruments	714	189,200	—	(162,776)	27,138

Hedged portion of gas stored underground	67,192	—	—	—	67,192
Available-for-sale securities
Money market funds	—	1,634	—	—	1,634
Registered investment companies	40,212	—	—	—	40,212
Bonds	—	22,552	—	—	22,552

Total available-for-sale securities	40,212	24,186	—	—	64,398

Total assets	$108,118	$213,386	$—	$(162,776)	$158,728

Liabilities:
Financial instruments
Natural gas distribution segment	$—	$85,625	$—	$—	$85,625
Nonregulated segment	4,563	191,109	—	(186,451)	9,221

Total liabilities	$4,563	$276,734	$—	$(186,451)	$94,846

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

(2)

This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. In addition, as of March 31, 2013, we had $12.0 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $8.3 million was used to offset current risk management liabilities under master netting arrangements and the remaining $3.7 million is classified as current risk management assets.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale securities are comprised of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
As of March 31, 2013:
Domestic equity mutual funds	$17,998	$6,656	$—	$24,654
Foreign equity mutual funds	5,168	1,270	—	6,438
Bonds	23,388	230	(1)	23,617
Money market funds	11,761	—	—	11,761

	$58,315	$8,156	$(1)	$66,470

As of September 30, 2012:
Domestic equity mutual funds	$25,779	$8,183	$—	$33,962
Foreign equity mutual funds	5,568	682	—	6,250
Bonds	22,358	196	(2)	22,552
Money market funds	1,634	—	—	1,634

	$55,339	$9,061	$(2)	$64,398

At March 31, 2013 and September 30, 2012, our available-for-sale securities included $42.9 million and $41.8 million related to assets held in separate rabbi trusts for our supplemental executive benefit plans. At March 31, 2013, we maintained investments in bonds that have contractual maturity dates ranging from May 2013 through June 2017. During the six months ended March 31, 2013, we recognized a gain of $2.7 million on the sale of certain assets in the rabbi trusts.

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

Other Fair Value Measures

Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our debt as of March 31, 2013:

March 31, 2013
(In thousands)
Carrying Amount	$2,460,000
Fair Value	$2,876,673

6.    Discontinued Operations

On April 1, 2013, we completed the sale of substantially all of our natural gas distribution assets and certain related nonregulated assets located in Georgia to Liberty Energy (Georgia) Corp., an affiliate of Algonquin Power & Utilities Corp. for a cash price of approximately $155 million, subject to post-closing adjustments. The

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale was previously announced on August 8, 2012. In connection with the sale, we expect to recognize a net of tax gain of approximately $6 million, subject to post-closing adjustments.

As required under generally accepted accounting principles, the operating results of our Georgia operations have been aggregated and reported on the condensed consolidated statements of income as income from discontinued operations, net of income tax. For the three and six months ended March 31, 2013, net income for discontinued operations includes the operating results of our Georgia operations. For the three and six months ended March 31, 2012, net income from discontinued operations includes the operating results of our Georgia operations and the operating results of our Missouri, Illinois and Iowa operations that were sold on August 1, 2012. Expenses related to general corporate overhead and interest expense allocated to their operations are not included in discontinued operations.

The tables below set forth selected financial and operational information related to net assets and operating results related to discontinued operations. Additionally, assets and liabilities related to our Georgia operations are classified as “held for sale” in other current assets and liabilities in our condensed consolidated balance sheets at March 31, 2013 and September 30, 2012. Prior period revenues and expenses associated with these assets have been reclassified into discontinued operations. This reclassification had no impact on previously reported net income.

The following table presents statement of income data related to discontinued operations.

	Three Months Ended March 31		Six Months Ended March 31

	2013	2012	2013	2012
	(In thousands)
Operating revenues	$21,678	$44,315	$37,962	$84,945
Purchased gas cost	12,497	26,493	21,464	51,133

Gross profit	9,181	17,822	16,498	33,812
Operating expenses	3,038	6,819	5,858	13,547

Operating income	6,143	11,003	10,640	20,265
Other nonoperating income	200	55	548	432

Income from discontinued operations before income taxes	6,343	11,058	11,188	20,697
Income tax expense	2,258	4,031	3,986	7,547

Net income from discontinued operations	$4,085	$7,027	$7,202	$13,150

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents balance sheet data related to assets held for sale.

	March 31, 2013	September 30, 2012

	(In thousands)
Net plant, property & equipment	$144,962	$142,865
Gas stored underground	302	4,688
Other current assets	9,961	6,931
Deferred charges and other assets	207	87

Assets held for sale	$155,432	$154,571

Accounts payable and accrued liabilities	$2,600	$2,114
Other current liabilities	5,307	3,776
Regulatory cost of removal	83	3,257
Deferred credits and other liabilities	216	2,426

Liabilities held for sale	$8,206	$11,573

7.    Debt

The nature and terms of our debt instruments and credit facilities are described in detail in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Except as noted below, there were no material changes in the terms of our debt instruments during the six months ended March 31, 2013.

Long-term debt

Long-term debt at March 31, 2013 and September 30, 2012 consisted of the following:

	March 31, 2013	September 30, 2012
	(In thousands)
Unsecured 4.95% Senior Notes, due October 2014	$500,000	$500,000
Unsecured 6.35% Senior Notes, due 2017	250,000	250,000
Unsecured 8.50% Senior Notes, due 2019	450,000	450,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	—
Medium term notes
Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Rental property term note due in installments through 2013	—	131

Total long-term debt	2,460,000	1,960,131
Less:
Original issue discount on unsecured senior notes and debentures	4,486	3,695
Current maturities	—	131

	$2,455,514	$1,956,305

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We currently finance our short-term borrowing requirements through a combination of a $750 million commercial paper program, four committed revolving credit facilities and one uncommitted revolving credit facility with third-party lenders. On December 7, 2012, we amended the terms of our former $750 million unsecured credit facility to increase the borrowing capacity to $950 million, with an accordion feature, which, if utilized, would increase the borrowing capacity to $1.2 billion. The amendment also permits us to obtain same-day funding on base rate loans. There were no other material changes to the credit facility. These facilities provide approximately $1.0 billion of working capital funding. At March 31, 2013 and September 30, 2012, a total of $233.0 million and $310.9 million was outstanding under our commercial paper program. We also use intercompany credit facilities to supplement the funding provided by these third-party committed credit facilities.

Regulated Operations

We fund our regulated operations as needed, primarily through our commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $989 million of working capital funding, including a five-year $950 million unsecured facility, a $25 million unsecured facility and a $14 million unsecured revolving credit facility, which is used primarily to issue letters of credit. The $25 million facility was renewed on April 1, 2013. Due to outstanding letters of credit, the total amount available to us under our $14 million revolving credit facility was $8.2 million at March 31, 2013.

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

Nonregulated Operations

Prior to December 5, 2012, Atmos Energy Marketing, LLC (AEM), which is wholly-owned by AEH, had a three-year $200 million committed revolving credit facility, expiring in December 2014, with a syndicate of third-party lenders with an accordion feature that could increase AEM’s borrowing capacity to $500 million. The

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facility was primarily used to issue letters of credit and, on a less frequent basis, to borrow funds for gas purchases and other working capital needs. This facility was collateralized by substantially all of the assets of AEM and was guaranteed by AEH. AEM terminated the committed revolving credit facility on December 5, 2012, primarily in order to reduce external credit expense. AEM incurred no penalties in connection with the termination. This facility was replaced with two $25 million, 364-day bilateral credit facilities, one of which is a committed facility. These facilities are used primarily to issue letters of credit. Due to outstanding letters of credit, the total amount available to us under these bilateral credit facilities was $36.9 million at March 31, 2013.

AEH has a $500 million intercompany demand credit facility with AEC. This facility bears interest at a rate equal to the greater of (i) the one-month LIBOR rate plus 3.00 percent or (ii) the rate for AEM’s borrowings under its committed credit facility plus 0.75 percent. Applicable state regulatory commissions have approved our use of this facility through December 31, 2013.

Shelf Registration

On March 28, 2013, we filed a registration statement with the SEC to issue, from time to time, up to $1.75 billion in common stock and/or debt securities available for issuance, which replaces our registration statement that expired on March 31, 2013.

Debt Covenants

The availability of funds under our regulated credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At March 31, 2013, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 53 percent. In addition, both the interest margin and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.

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

We were in compliance with all of our debt covenants as of March 31, 2013. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Earnings Per Share

Since we have non-vested share-based payments with a nonforfeitable right to dividends or dividend equivalents (referred to as participating securities), we are required to use the two-class method of computing earnings per share. The Company’s non-vested restricted stock units, for which vesting is predicated solely on the passage of time granted under our 1998 Long-Term Incentive Plan, are considered to be participating securities. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic and diluted earnings per share for the three and six months ended March 31, 2013 and 2012 are calculated as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Basic Earnings Per Share from continuing operations
Income from continuing operations	$112,340	$102,084	$189,688	$164,468
Less: Income from continuing operations allocated to participating securities	304	1,069	634	1,719

Income from continuing operations available to common shareholders	$112,036	$101,015	$189,054	$162,749

Basic weighted average shares outstanding	90,530	90,020	90,445	90,137

Income from continuing operations per share — Basic	$1.24	$1.12	$2.09	$1.81

Basic Earnings Per Share from discontinued operations
Income from discontinued operations	$4,085	$7,027	$7,202	$13,150
Less: Income from discontinued operations allocated to participating securities	11	74	24	137

Income from discontinued operations available to common shareholders	$4,074	$6,953	$7,178	$13,013

Basic weighted average shares outstanding	90,530	90,020	90,445	90,137

Income from discontinued operations per share — Basic	$0.04	$0.08	$0.08	$0.14

Net income per share — Basic	$1.28	$1.20	$2.17	$1.95

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31		Six Months Ended March 31
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Diluted Earnings Per Share from continuing operations
Income from continuing operations available to common shareholders	$112,036	$101,015	$189,054	$162,749
Effect of dilutive stock options and other shares	2	3	5	4

Income from continuing operations available to common shareholders	$112,038	$101,018	$189,059	$162,753

Basic weighted average shares outstanding	90,530	90,020	90,445	90,137
Additional dilutive stock options and other shares	962	302	961	303

Diluted weighted average shares outstanding	91,492	90,322	91,406	90,440

Income from continuing operations per share — Diluted	$1.23	$1.12	$2.07	$1.80

Diluted Earnings Per Share from discontinued operations
Income from discontinued operations available to common shareholders	$4,074	$6,953	$7,178	$13,013
Effect of dilutive stock options and other shares	—	—	—	—

Income from discontinued operations available to common shareholders	$4,074	$6,953	$7,178	$13,013

Basic weighted average shares outstanding	90,530	90,020	90,445	90,137
Additional dilutive stock options and other shares	962	302	961	303

Diluted weighted average shares outstanding	91,492	90,322	91,406	90,440

Income from discontinued operations per share — Diluted	$0.04	$0.08	$0.08	$0.14

Net income per share — Diluted	$1.27	$1.20	$2.15	$1.94

There were no out-of-the-money stock options excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2013 and 2012 as their exercise price was less than the average market price of the common stock during those periods.

Share Repurchase Program

We did not repurchase any shares during the six months ended March 31, 2013 as part of our 2011 share repurchase program. For the six months ended March 31, 2012, we repurchased and retired 387,991 shares for an aggregate value of $12.5 million as part of the program.

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Interim Pension and Other Postretirement Benefit Plan Information

The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and six months ended March 31, 2013 and 2012 are presented in the following table. Most of these costs are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our gas distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	(In thousands)
Components of net periodic pension cost:
Service cost	$5,203	$4,298	$4,700	$4,088
Interest cost	6,023	6,678	3,241	3,466
Expected return on assets	(5,738)	(5,369)	(997)	(652)
Amortization of transition asset	—	—	270	378
Amortization of prior service cost	(36)	(36)	(363)	(363)
Amortization of actuarial loss	5,562	4,143	1,049	662

Net periodic pension cost	$11,014	$9,714	$7,900	$7,579

	Six Months Ended March 31
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	(In thousands)
Components of net periodic pension cost:
Service cost	$10,405	$8,596	$9,400	$8,176
Interest cost	12,048	13,355	6,482	6,931
Expected return on assets	(11,477)	(10,737)	(1,994)	(1,304)
Amortization of transition asset	—	—	540	756
Amortization of prior service cost	(71)	(71)	(725)	(725)
Amortization of actuarial loss	11,123	8,285	2,098	1,324

Net periodic pension cost	$22,028	$19,428	$15,801	$15,158

The assumptions used to develop our net periodic pension cost for the three and six months ended March 31, 2013 and 2012 are as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Discount rate	4.04%	5.05%	4.04%	5.05%
Rate of compensation increase	3.50%	3.50%	N/A	N/A
Expected return on plan assets	7.75%	7.75%	4.70%	4.70%

The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Retirement Income Security Act of 1974. In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2013. During the first six months of fiscal 2013, we contributed $13.4 million to our defined benefit plans and we anticipate contributing approximately $23 million during the remainder of the fiscal year.

We contributed $13.2 million to our other post-retirement benefit plans during the six months ended March 31, 2013. We expect to contribute a total of approximately $10 million to $15 million to these plans during the remainder of the fiscal year.

10.    Commitments and Contingencies

Litigation and Environmental Matters

With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 13 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, except as noted below, there were no material changes in the status of such litigation and environmental-related matters or claims during the six months ended March 31, 2013.

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

A hearing was held on February 28, 2011 to hear a number of motions, including a motion to dismiss the jury verdict and a motion for a new trial. The motions to dismiss the jury verdict and for a new trial were denied. However, the total punitive damages award was reduced from $27.5 million to $24.7 million. On October 17, 2011, we filed our brief of appellants with the Kentucky Court of Appeals, appealing the verdict of the trial court. The appellees in this case subsequently filed their appellees’ brief with the Court of Appeals on January 16, 2012, with our reply brief being filed with the Court of Appeals on March 19, 2012. Oral arguments were held in the case on August 27, 2012.

In an opinion handed down on January 25, 2013, the Court of Appeals overturned the $28.5 million jury verdict returned against the Atmos Entities. In a unanimous decision by a three-judge panel, the Court of Appeals reversed the claims asserted by the landowners and investors/working interest owners. The Court of Appeals concluded that all of such claims that the Atmos Entities appealed should have been dismissed by the trial court as a matter of law. The Court of Appeals let stand the jury verdict on one claim that Atmos Energy and our subsidiaries chose not to appeal, which was a trespass claim. The jury had awarded a total of $10,000 in

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensatory damages to one landowner on that claim. The Court of Appeals vacated all of the other damages awarded by the jury and remanded the case to the trial court for a new trial, solely on the issue of whether punitive damages should be awarded to that landowner and, if so, in what amount.

The investors/working interest owners, on February 25, 2013, and the landowners, on March 19, 2013, each filed with the Supreme Court of Kentucky, separate motions for discretionary review of the opinion of the Court of Appeals. We filed a response to the motion filed by the investors/working owners on March 27, 2013 and are in the process of preparing a response to the landowners’ motion, which response was filed on April 17, 2013. The decision of the Court of Appeals will not become final until the appellate process is completed. We had previously accrued what we believed to be an adequate amount for the anticipated resolution of this matter and we will continue to maintain this amount in legal reserves until the appellate process in this case has been completed. We continue to believe that the final outcome will not have a material adverse effect on our financial condition, results of operations or cash flows.

In addition, in a related matter, on July 12, 2011, the Atmos Entities filed a lawsuit in the United States District Court, Western District of Kentucky, Atmos Energy Corporation et al.vs. Resource Energy Technologies, LLC and Robert Thorpe and John F. Charles, against the third party producer and its affiliates to recover all costs, including attorneys’ fees, incurred by the Atmos Entities, which are associated with the defense and appeal of the case discussed above as well as for all damages awarded to the plaintiffs in such case against the Atmos Entities. The total amount of damages being claimed in the lawsuit is “open-ended” since the appellate process and related costs are ongoing. This lawsuit is based upon the indemnification provisions agreed to by the third party producer in favor of Atmos Gathering that are contained in an agreement entered into between Atmos Gathering and the third party producer in May 2009. The defendants filed a motion to dismiss the case on August 25, 2011, with Atmos Energy filing a brief in response to such motion on September 19, 2011. On March 27, 2012 the court denied the motion to dismiss. Since that time, we have continued to be engaged in discovery activities in this case.

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

Purchase Commitments

AEH has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At March 31, 2013, AEH was committed to purchase 95.1 Bcf within one year, 37.6 Bcf within one to three years and 23.4 Bcf after three years under indexed contracts. AEH is committed to purchase 1.3 Bcf within one year and 0.5 Bcf within one to three years under fixed price contracts with prices ranging from $3.50 to $6.36 per Mcf. Purchases under these contracts totaled $327.8 million and $264.3 million for the three months ended March 31, 2013 and 2012 and $617.3 million and $576.4 million for the six months ended March 31, 2013 and 2012.

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

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. The estimated commitments under these contracts as of March 31, 2013 are as follows (in thousands):

2013	$66,443
2014	78,398
2015	—
2016	—
2017	—
Thereafter	—

$144,841

Our nonregulated segment maintains long-term contracts related to storage and transportation. The estimated contractual demand fees for contracted storage and transportation under these contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. There were no material changes to the estimated storage and transportation fees for the six months ended March 31, 2013.

Regulatory Matters

In July 2010, the Dodd-Frank Act was enacted, representing an extensive overhaul of the framework for regulation of U.S. financial markets. The Dodd-Frank Act calls for various regulatory agencies, including the SEC and the Commodities Futures Trading Commission (CFTC) to establish rules and regulations for implementation of many of the provisions of the Dodd-Frank Act. The costs of participating in financial markets for hedging certain risks inherent in our business have been increased as a result of the new legislation and related rules and regulations. We also are subject to additional recordkeeping and reporting obligations with regard to certain of our swap transactions. Although the CFTC and SEC have issued a number of required rules and regulations, we expect additional rules and regulations to be adopted, which should provide further clarity regarding the extent of the impact of this legislation on us.

As of March 31, 2013, annual rate filing mechanisms were in progress in Louisiana and the City of Dallas service area in our Mid-Tex Division and infrastructure program filings were in progress for Atmos Pipeline — Texas and Georgia. These regulatory proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments.

11.    Concentration of Credit Risk

Information regarding our concentration of credit risk is disclosed in Note 15 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. During the six months ended March 31, 2013, there were no material changes in our concentration of credit risk.

12.    Segment Information

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

Income statements for the three and six month periods ended March 31, 2013 and 2012 by segment are presented in the following tables:

	Three Months Ended March 31, 2013
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$904,181	$19,655	$385,160	$—	$1,308,996
Intersegment revenues	995	42,193	43,788	(86,976)	—

	905,176	61,848	428,948	(86,976)	1,308,996
Purchased gas cost	558,170	—	404,641	(86,566)	876,245

Gross profit	347,006	61,848	24,307	(410)	432,751
Operating expenses
Operation and maintenance	89,344	15,390	6,763	(411)	111,086
Depreciation and amortization	47,631	8,690	859	—	57,180
Taxes, other than income	49,592	4,277	438	—	54,307

Total operating expenses	186,567	28,357	8,060	(411)	222,573

Operating income	160,439	33,491	16,247	1	210,178
Miscellaneous income (expense)	2,591	(99)	(91)	(689)	1,712
Interest charges	25,664	7,857	498	(688)	33,331

Income from continuing operations before income taxes	137,366	25,535	15,658	—	178,559
Income tax expense	51,176	9,005	6,038	—	66,219

Income from continuing operations	86,190	16,530	9,620	—	112,340
Income from discontinued operations, net of tax	4,085	—	—	—	4,085

Net income	$90,275	$16,530	$9,620	$—	$116,425

Capital expenditures	$131,465	$67,208	$417	$—	$199,090

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2012
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$870,744	$20,430	$334,335	$—	$1,225,509
Intersegment revenues	323	37,607	36,428	(74,358)	—

	871,067	58,037	370,763	(74,358)	1,225,509
Purchased gas cost	498,739	—	374,992	(74,009)	799,722

Gross profit	372,328	58,037	(4,229)	(349)	425,787
Operating expenses
Operation and maintenance	88,035	15,847	5,769	(351)	109,300
Depreciation and amortization	50,903	7,792	725	—	59,420
Taxes, other than income	50,029	3,915	691	—	54,635

Total operating expenses	188,967	27,554	7,185	(351)	223,355

Operating income (loss)	183,361	30,483	(11,414)	2	202,432
Miscellaneous income (expense)	623	(56)	567	(628)	506
Interest charges	28,816	7,614	839	(626)	36,643

Income (loss) from continuing operations before income taxes	155,168	22,813	(11,686)	—	166,295
Income tax expense (benefit)	60,693	8,193	(4,675)	—	64,211

Income (loss) from continuing operations	94,475	14,620	(7,011)	—	102,084
Income from discontinued operations, net of tax	7,027	—	—	—	7,027

Net income (loss)	$101,502	$14,620	$(7,011)	$—	$109,111

Capital expenditures	$114,402	$38,871	$3,456	$—	$156,729

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2013
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,569,730	$38,354	$735,067	$—	$2,343,151
Intersegment revenues	2,233	84,175	93,775	(180,183)	—

	1,571,963	122,529	828,842	(180,183)	2,343,151
Purchased gas cost	945,326	—	782,076	(179,364)	1,548,038

Gross profit	626,637	122,529	46,766	(819)	795,113
Operating expenses
Operation and maintenance	173,080	31,710	13,645	(822)	217,613
Depreciation and amortization	97,691	17,080	1,988	—	116,759
Taxes, other than income	86,343	8,226	1,072	—	95,641

Total operating expenses	357,114	57,016	16,705	(822)	430,013

Operating income	269,523	65,513	30,061	3	365,100
Miscellaneous income (expense)	2,460	(226)	1,576	(1,400)	2,410
Interest charges	49,227	14,728	1,295	(1,397)	63,853

Income from continuing operations before income taxes	222,756	50,559	30,342	—	303,657
Income tax expense	83,473	17,924	12,572	—	113,969

Income from continuing operations	139,283	32,635	17,770	—	189,688
Income from discontinued operations, net of tax	7,202	—	—	—	7,202

Net income	$146,485	$32,635	$17,770	$—	$196,890

Capital expenditures	$277,336	$111,039	$742	$—	$389,117

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31, 2012
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,546,633	$39,870	$723,000	$—	$2,309,503
Intersegment revenues	547	74,926	91,939	(167,412)	—

	1,547,180	114,796	814,939	(167,412)	2,309,503
Purchased gas cost	891,257	—	803,763	(166,696)	1,528,324

Gross profit	655,923	114,796	11,176	(716)	781,179
Operating expenses
Operation and maintenance	180,031	32,812	11,820	(719)	223,944
Depreciation and amortization	100,885	15,443	1,458	—	117,786
Taxes, other than income	88,221	7,699	1,626	—	97,546

Total operating expenses	369,137	55,954	14,904	(719)	439,276

Operating income (loss)	286,786	58,842	(3,728)	3	341,903
Miscellaneous income (expense)	(1,274)	(336)	603	(503)	(1,510)
Interest charges	56,955	14,823	1,091	(500)	72,369

Income (loss) from continuing operations before income taxes	228,557	43,683	(4,216)	—	268,024
Income tax expense (benefit)	89,581	15,649	(1,674)	—	103,556

Income (loss) from continuing operations	138,976	28,034	(2,542)	—	164,468
Income from discontinued operations, net of tax	13,150	—	—	—	13,150

Net income (loss)	$152,126	$28,034	$(2,542)	$—	$177,618

Capital expenditures	$243,135	$62,991	$4,997	$—	$311,123

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at March 31, 2013 and September 30, 2012 by segment is presented in the following tables.

	March 31, 2013
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$4,585,510	$1,064,816	$59,947	$—	$5,710,273
Investment in subsidiaries	806,009	—	(2,096)	(803,913)	—
Current assets
Cash and cash equivalents	27,463	—	38,084	—	65,547
Assets from risk management activities	3,376	—	3,704	—	7,080
Other current assets	659,313	28,205	520,574	(278,299)	929,793
Intercompany receivables	666,407	—	—	(666,407)	—

Total current assets	1,356,559	28,205	562,362	(944,706)	1,002,420
Intangible assets	—	—	142	—	142
Goodwill	573,550	132,422	34,711	—	740,683
Noncurrent assets from risk management activities	36,582	—	4,248	—	40,830
Deferred charges and other assets	432,774	17,766	8,842	—	459,382

	$7,790,984	$1,243,209	$668,156	$(1,748,619)	$7,953,730

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,543,470	$360,796	$445,213	$(806,009)	$2,543,470
Long-term debt	2,455,514	—	—	—	2,455,514

Total capitalization	4,998,984	360,796	445,213	(806,009)	4,998,984
Current liabilities
Current maturities of long-term debt	—	—	—	—	—
Short-term debt	491,498	—	—	(258,500)	232,998
Liabilities from risk management activities	59	—	—	—	59
Other current liabilities	546,766	7,677	156,969	(17,703)	693,709
Intercompany payables	—	612,744	53,663	(666,407)	—

Total current liabilities	1,038,323	620,421	210,632	(942,610)	926,766
Deferred income taxes	896,660	260,798	10,682	—	1,168,140
Noncurrent liabilities from risk management activities	—	—	—	—	—
Regulatory cost of removal obligation	366,854	—	—	—	366,854
Deferred credits and other liabilities	490,163	1,194	1,629	—	492,986

	$7,790,984	$1,243,209	$668,156	$(1,748,619)	$7,953,730

ATMOS ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2012
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$4,432,017	$979,443	$64,144	$—	$5,475,604
Investment in subsidiaries	747,496	—	(2,096)	(745,400)	—
Current assets
Cash and cash equivalents	12,787	—	51,452	—	64,239
Assets from risk management activities	6,934	—	17,773	—	24,707
Other current assets	546,187	11,788	404,097	(223,056)	739,016
Intercompany receivables	636,557	—	—	(636,557)	—

Total current assets	1,202,465	11,788	473,322	(859,613)	827,962
Intangible assets	—	—	164	—	164
Goodwill	573,550	132,422	34,711	—	740,683
Noncurrent assets from risk management activities	2,283	—	—	—	2,283
Deferred charges and other assets	417,893	24,353	6,733	—	448,979

	$7,375,704	$1,148,006	$576,978	$(1,605,013)	$7,495,675

CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,359,243	$328,161	$419,335	$(747,496)	$2,359,243
Long-term debt	1,956,305	—	—	—	1,956,305

Total capitalization	4,315,548	328,161	419,335	(747,496)	4,315,548
Current liabilities
Current maturities of long-term debt	—	—	131	—	131
Short-term debt	782,719	—	—	(211,790)	570,929
Liabilities from risk management activities	85,366	—	15	—	85,381
Other current liabilities	526,089	12,478	90,116	(9,170)	619,513
Intercompany payables	—	584,578	51,979	(636,557)	—

Total current liabilities	1,394,174	597,056	142,241	(857,517)	1,275,954
Deferred income taxes	789,288	220,647	5,148	—	1,015,083
Noncurrent liabilities from risk management activities	—	—	9,206	—	9,206
Regulatory cost of removal obligation	381,164	—	—	—	381,164
Deferred credits and other liabilities	495,530	2,142	1,048	—	498,720

	$7,375,704	$1,148,006	$576,978	$(1,605,013)	$7,495,675

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Atmos Energy Corporation

We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation and subsidiaries as of March 31, 2013, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended March 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management.

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

May 2, 2013

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

OVERVIEW

Atmos Energy and our subsidiaries are engaged primarily in the regulated natural gas distribution and transportation and storage businesses as well as other nonregulated natural gas businesses. We distribute natural gas through sales and transportation arrangements to approximately three million residential, commercial, public authority and industrial customers throughout our six regulated natural gas distribution divisions, which at March 31, 2013 covered service areas located in nine states. In addition, we transport natural gas for others through our regulated distribution and pipeline systems. On April 1, 2013, we completed the divestiture of our natural gas distribution operations in Georgia, representing approximately 64,000 customers.

Through our nonregulated businesses, we provide natural gas management and marketing services to municipalities, other local gas distribution companies and industrial customers primarily in the Midwest and Southeast and natural gas transportation and storage services to certain of our natural gas distribution divisions and to third parties.

As discussed in Note 12, we operate the Company through the following three segments:

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

Our critical accounting policies are reviewed periodically by the Audit Committee. There were no significant changes to these critical accounting policies during the six months ended March 31, 2013.

RESULTS OF OPERATIONS

Atmos Energy Corporation is involved in the distribution, marketing and transportation of natural gas. Accordingly, our results of operations are impacted by the demand for natural gas, particularly during the winter heating season, and the volatility of the natural gas markets. Historically, this generally has resulted in higher operating revenues and net income during the period from October through March of each fiscal year and lower operating revenues and either lower net income or net losses during the period from April through September of each fiscal year. As a result of the seasonality of the natural gas industry, our second fiscal quarter has historically been our most critical earnings quarter with an average of approximately 56 percent of our consolidated net income having been earned in the second quarter during the three most recently completed fiscal years.

However, we anticipate that rate design changes, implemented upon the completion of our most recent rate cases in our Mid-Tex and West Texas Divisions during the first quarter of fiscal 2013, will change this trend. The rate design approved in these regulatory proceedings includes an increase to the customer base charge and a decrease in the consumption charge applied to customer usage. The effect of this change in rate design allows our rates to be more closely aligned with the natural gas distribution industry standard rate design. In addition, we anticipate these divisions, which represent approximately 50 percent of the operating income for our natural gas distribution segment, will earn their operating income more ratably over the fiscal year as we are now less dependent on customer consumption. For fiscal 2013, as expected, we experienced a quarter-over-quarter decline in operating income when these rates were implemented. However, we expect this decline to be more than offset by higher operating income during the third and fourth fiscal quarters compared with prior-year periods.

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

We reported net income of $116.4 million, or $1.27 per diluted share for the three months ended March 31, 2013 compared with net income of $109.1 million, or $1.20 per diluted share in the prior-year quarter. Excluding the impact of unrealized margins, diluted earnings per share decreased $0.03 compared with the prior-year quarter. During the six months ended March 31, 2013 we earned $196.9 million or $2.15 per diluted share, compared with $177.6 million, or $1.94 per diluted share in the prior-year period. Excluding the impact of unrealized margins, diluted earnings per share increased $0.11 compared with the prior-year period. The quarter-over-quarter decrease in net income, excluding unrealized margins, was primarily due to a decrease in natural gas distribution net income resulting primarily from the implementation of the aforementioned rate design changes in our Texas service areas, while the period-over-period increase primarily reflects recent rate increases approved in our regulated transmission and storage segment and improved asset optimization margins in our nonregulated segment, coupled with lower interest expense.

We completed the sale of our Georgia service area on April 1, 2013 to Liberty Energy (Georgia) Corp., an affiliate of Algonquin Power & Utilities Corp. for a cash price of approximately $155 million. The proposed sale was previously announced on August 8, 2012. In connection with the sale, we expect to recognize a net of tax gain of approximately $6 million, subject to post-closing adjustments. Accordingly, the results of operations for this service area are shown in discontinued operations for both periods presented. Prior-year results also reflect our Illinois, Iowa and Missouri service areas in discontinued operations. The sale of these three service areas was completed in August 2012. During the six months ended March 31, 2013, discontinued operations generated net income of $7.2 million, or $0.08 per diluted share, compared with net income of $13.2 million, or $0.14 per diluted share in the prior-year period.

We also took several steps during the six months ended March 31, 2013 to further strengthen our balance sheet and borrowing capability. In December 2012, we amended our $750 million revolving credit agreement primarily to (i) increase our borrowing capacity to $950 million while retaining the accordion feature that would allow an increase in borrowing capacity up to $1.2 billion and (ii) to permit same-day funding on base rate loans. We also terminated Atmos Energy Marketing’s $200 million committed and secured credit facility and replaced this facility with two $25 million 364-day bilateral facilities, which should result in a decrease in external credit expense incurred in our nonregulated operations. After giving effect to these changes, we have over $1 billion of working capital funding from four committed revolving credit facilities and one noncommitted revolving credit facility.

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

Consolidated Results

The following table presents our consolidated financial highlights for the three and six months ended March 31, 2013 and 2012:

	Three Months Ended March 31		Six Months Ended March 31
	2013	2012	2013	2012
	(In thousands, except per share data)
Operating revenues	$1,308,996	$1,225,509	$2,343,151	$2,309,503
Gross profit	432,751	425,787	795,113	781,179
Operating expenses	222,573	223,355	430,013	439,276
Operating income	210,178	202,432	365,100	341,903
Miscellaneous income (expense)	1,712	506	2,410	(1,510)
Interest charges	33,331	36,643	63,853	72,369
Income from continuing operations before income taxes	178,559	166,295	303,657	268,024
Income tax expense	66,219	64,211	113,969	103,556
Income from continuing operations	112,340	102,084	189,688	164,468
Income from discontinued operations, net of tax	4,085	7,027	7,202	13,150
Net income	$116,425	$109,111	$196,890	$177,618
Diluted net income per share from continuing operations	$1.23	$1.12	$2.07	$1.80
Diluted net income per share from discontinued operations	0.04	0.08	0.08	0.14
Diluted net income per share	$1.27	$1.20	$2.15	$1.94

Our consolidated net income (loss) during the three and six month periods ended March 31, 2013 and 2012 was earned in each of our business segments as follows:

	Three Months Ended March 31
	2013	2012	Change
	(In thousands)
Natural gas distribution segment from continuing operations	$86,190	$94,475	$(8,285)
Regulated transmission and storage segment	16,530	14,620	1,910
Nonregulated segment	9,620	(7,011)	16,631

Net income from continuing operations	112,340	102,084	10,256
Net income from discontinued operations	4,085	7,027	(2,942)

Net income	$116,425	$109,111	$7,314

	Six Months Ended March 31
	2013	2012	Change
	(In thousands)
Natural gas distribution segment from continuing operations	$139,283	$138,976	$307
Regulated transmission and storage segment	32,635	28,034	4,601
Nonregulated segment	17,770	(2,542)	20,312

Net income from continuing operations	189,688	164,468	25,220
Net income from discontinued operations	7,202	13,150	(5,948)

Net income	$196,890	$177,618	$19,272

Regulated operations contributed 91 percent to our consolidated net income from continuing operations for the three and six month periods ended March 31, 2013. The following tables reflect the segregation of our consolidated net income (loss) and diluted earnings per share between our regulated and nonregulated operations:

	Three Months Ended March 31
	2013	2012	Change
	(In thousands, except per share data)
Regulated operations	$102,720	$109,095	$(6,375)
Nonregulated operations	9,620	(7,011)	16,631

Net income from continuing operations	112,340	102,084	10,256
Net income from discontinued operations	4,085	7,027	(2,942)

Net income	$116,425	$109,111	$7,314

Diluted EPS from continuing regulated operations	$1.12	$1.19	$(0.07)
Diluted EPS from nonregulated operations	0.11	(0.07)	0.18

Diluted EPS from continuing operations	1.23	1.12	0.11
Diluted EPS from discontinued operations	0.04	0.08	(0.04)

Consolidated diluted EPS	$1.27	$1.20	$0.07

	Six Months Ended March 31
	2013	2012	Change
	(In thousands, except per share data)
Regulated operations	$171,918	$167,010	$4,908
Nonregulated operations	17,770	(2,542)	20,312

Net income from continuing operations	189,688	164,468	25,220
Net income from discontinued operations	7,202	13,150	(5,948)

Net income	$196,890	$177,618	$19,272

Diluted EPS from continuing regulated operations	$1.87	$1.83	$0.04
Diluted EPS from nonregulated operations	0.20	(0.03)	0.23

Diluted EPS from continuing operations	2.07	1.80	0.27
Diluted EPS from discontinued operations	0.08	0.14	(0.06)

Consolidated diluted EPS	$2.15	$1.94	$0.21

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

As discussed above, on April 1, 2013, we completed the sale of substantially all of our natural gas distribution operations in Georgia. Prior-year results also reflect our Illinois, Iowa and Missouri service areas in discontinued operations. The results of these operations have been separately reported in the following tables as discontinued operations and exclude general corporate overhead and interest expense that would normally be allocated to these operations.

During the first six months of fiscal 2013, we completed ten regulatory proceedings, which should result in a $66.4 million increase in annual operating income. The majority of this rate increase related to our Mid-Tex Division, where rates became effective January 1, 2013. The rate design approved in our Mid-Tex Division and West Texas Division regulatory proceedings includes an increase to the base customer charge and a decrease in the commodity charge applied to customer consumption. The effect of this change in rate design allows the Company’s rates to be more closely aligned with utility industry standard rate design. In addition, we anticipate these divisions will earn their operating income more ratably over the fiscal year as we are now less dependent on customer consumption. Therefore, we anticipate operating income earned during the first and second fiscal quarters to be lower than in previous periods while operating income earned during the third and fourth fiscal quarters to be higher than in previous periods. For fiscal 2013, as expected, we experienced a quarter-over-quarter decline in operating income when these rates became effective. However, we expect this decline to be more than offset by higher operating income during the third and fourth fiscal quarters compared with the prior-year periods.

Three Months Ended March 31, 2013 compared with Three Months Ended March 31, 2012

Financial and operational highlights for our natural gas distribution segment for the three months ended March 31, 2013 and 2012 are presented below.

	Three Months Ended March 31
	2013	2012	Change
	(In thousands, unless otherwise noted)
Gross profit	$347,006	$372,328	$(25,322)
Operating expenses	186,567	188,967	(2,400)

Operating income	160,439	183,361	(22,922)
Miscellaneous income	2,591	623	1,968
Interest charges	25,664	28,816	(3,152)

Income from continuing operations before income taxes	137,366	155,168	(17,802)
Income tax expense	51,176	60,693	(9,517)

Income from continuing operations	86,190	94,475	(8,285)
Income from discontinued operations, net of tax	4,085	7,027	(2,942)

Net income	$90,275	$101,502	$(11,227)

Consolidated natural gas distribution sales volumes from continuing operations — MMcf	120,123	101,420	18,703
Consolidated natural gas distribution transportation volumes from continuing operations — MMcf	36,540	36,241	299

Consolidated natural gas distribution throughput from continuing operations — MMcf	156,663	137,661	19,002
Consolidated natural gas distribution throughput from discontinued operations — MMcf	2,674	7,233	(4,559)

Total consolidated natural gas distribution throughput — MMcf	159,337	144,894	14,443

Consolidated natural gas distribution average transportation revenue per Mcf	$0.47	$0.43	$0.04
Consolidated natural gas distribution average cost of gas per Mcf sold	$4.67	$4.94	$(0.27)

The $22.9 million quarter-over-quarter decrease in natural gas distribution operating income primarily reflects the impact of the rate design changes implemented in the Mid-Tex and West Texas divisions, which was the primary driver of the $25.3 million decrease in gross profit.

The decreases were partially offset by a $2.4 million decrease in operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, primarily due to the following:

•	$3.3 million decrease in depreciation expense due to new depreciation rates approved in the most recent Mid-Tex rate case that went into effect in January 2013.

•	$2.4 million gain realized on the sale of certain investments.

•	$0.4 million decrease in taxes, other than income.

These decreases in operating expense were partially offset by a $3.6 million increase in expenses associated with line locate activities.

Miscellaneous income increased $2.0 million, primarily due to the completion of a periodic review of our performance based rate (PBR) mechanism in our Tennessee service area and the implementation of a new PBR program in our Mississippi Division.

Interest charges decreased $3.2 million, primarily from interest deferrals associated with our infrastructure spending activities in Texas.

The following table shows our operating income from continuing operations by natural gas distribution division, in order of total rate base, for the three months ended March 31, 2013 and 2012. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended March 31
	2013	2012	Change
	(In thousands)
Mid-Tex	$59,713	$88,301	$(28,588)
Kentucky/Mid-States	24,497	18,725	5,772
Louisiana	24,004	22,470	1,534
West Texas	15,008	17,989	(2,981)
Mississippi	19,825	17,537	2,288
Colorado-Kansas	16,677	13,982	2,695
Other	715	4,357	(3,642)

Total	$160,439	$183,361	$(22,922)

Six Months Ended March 31, 2013 compared with Six Months Ended March 31, 2012

Financial and operational highlights for our natural gas distribution segment for the six months ended March 31, 2013 and 2012 are presented below.

	Six Months Ended March 31
	2013	2012	Change
	(In thousands, unless otherwise noted)
Gross profit	$626,637	$655,923	$(29,286)
Operating expenses	357,114	369,137	(12,023)

Operating income	269,523	286,786	(17,263)
Miscellaneous income (expense)	2,460	(1,274)	3,734
Interest charges	49,227	56,955	(7,728)

Income from continuing operations before income taxes	222,756	228,557	(5,801)
Income tax expense	83,473	89,581	(6,108)

Income from continuing operations	139,283	138,976	307
Income from discontinued operations, net of tax	7,202	13,150	(5,948)

Net income	$146,485	$152,126	$(5,641)

Consolidated natural gas distribution sales volumes from continuing operations — MMcf	198,876	184,787	14,089
Consolidated natural gas distribution transportation volumes from continuing operations — MMcf	69,429	68,518	911

Consolidated natural gas distribution throughput from continuing operations — MMcf	268,305	253,305	15,000
Consolidated natural gas distribution throughput from discontinued operations — MMcf	4,731	13,337	(8,606)

Total consolidated natural gas distribution throughput — MMcf	273,036	266,642	6,394

Consolidated natural gas distribution average transportation revenue per Mcf	$0.46	$0.44	$0.02
Consolidated natural gas distribution average cost of gas per Mcf sold	$4.77	$4.87	$(0.10)

The $17.3 million period-over-period decrease in natural gas distribution operating income primarily reflects the impact of the rate design changes implemented in the Mid-Tex and West Texas divisions. The impact of these rate design changes decreased gross profit by $31.1 million. Additionally, gross profit was $2.6 million lower than the prior-year period due to a decrease in revenue-related taxes in our Mid-Tex and West Texas divisions due to lower revenues on which the tax is calculated.

These decreases were partially offset by a $12.0 million decrease in operating expenses, primarily due to the following:

•	$5.8 million decrease in legal and other administrative costs.

•	$3.2 million decrease in depreciation expense due to new depreciation rates approved in the most recent Mid-Tex rate case that went into effect in January 2013.

•	$2.4 million gain realized on the sale of certain investments.

Miscellaneous income increased $3.7 million, primarily due to the aforementioned increases associated with our PBR programs in our Tennessee and Mississippi service areas.

Interest charges decreased $7.7 million, primarily from interest capitalized related to Rule 8.209 infrastructure spending and the early redemption of the 5.125% $250 million senior notes in August 2012.

The following table shows our operating income from continuing operations by natural gas distribution division, in order of total rate base, for the six months ended March 31, 2013 and 2012. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Six Months Ended March 31
	2013	2012	Change
	(In thousands)
Mid-Tex	$105,290	$136,750	$(31,460)
Kentucky/Mid-States	40,202	30,107	10,095
Louisiana	40,889	37,671	3,218
West Texas	24,586	28,664	(4,078)
Mississippi	31,438	27,669	3,769
Colorado-Kansas	25,421	22,161	3,260
Other	1,697	3,764	(2,067)

Total	$269,523	$286,786	$(17,263)

Recent Ratemaking Developments

Significant ratemaking developments that occurred during the six months ended March 31, 2013 are discussed below. The amounts described below represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling.

Annual net operating income increases totaling $66.4 million resulting from ratemaking activity became effective in the six months ended March 31, 2013 as summarized below:

Rate Action	Annual Increase to Operating Income

(In thousands)
Rate case filings	$56,700
Infrastructure programs	4,206
Annual rate filing mechanisms	4,184
Other rate activity	1,322

$66,412

Additionally, the following ratemaking efforts were in progress during the second quarter of fiscal 2013 but had not been completed as of March 31, 2013.

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Mid-Tex	DARR	City of Dallas	$2,883
Louisiana	Rate Stabilization Clause(1)	TransLa	2,730
Louisiana	Rate Stabilization Clause	LGS	1,570
Kentucky/Mid-States	Infrastructure Replacement(2)	Georgia	1,013

			$8,196

(1)	In March 2013, the Company accepted the Staff’s recommended adjustments and implemented an increase of $2.3 million on April 1, 2013.

(2)

On April 1, 2013, we completed the sale of our Georgia operations to Liberty Energy (Georgia) Corp., an affiliate of Algonquin Power & Utilities Corp., who assumed responsibility of the docket on April 1, 2013. Any increase in operating income awarded by the Commission will be included in Liberty Energy’s future results of operations.

Rate Case Filings

A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return to our shareholders and ensure that we continue to deliver reliable, reasonably priced natural gas service to our customers. The following table summarizes the rate cases that were completed during the six months ended March 31, 2013.

Division	State	Increase in Annual Operating Income	Effective Date
	(In thousands)
2013 Rate Case Filings:
Mid-Tex	Texas	$42,601	12/04/2012
Kentucky/Mid-States	Tennessee	7,530	11/08/2012
West Texas	Texas	6,569	10/01/2012

Total 2013 Rate Case Filings		$56,700

Infrastructure Programs

Infrastructure programs such as the Gas Reliability Infrastructure Program (GRIP) allow natural gas distribution companies the opportunity to include in their rate base annually approved capital costs incurred in the prior calendar year. As of March 31, 2013, we had infrastructure programs approved in Texas, Kansas, Colorado, Kentucky, Virginia and Georgia. The following table summarizes our infrastructure program filings with effective dates occurring during the six months ended March 31, 2013.

Division	Period End	Incremental Net Utility Plant Investment	Increase in Annual Operating Income	Effective Date
		(In thousands)	(In thousands)
2013 Infrastructure Programs:
Colorado-Kansas — Kansas	09/2012	$5,376	$601	01/09/2013
Kentucky/Mid-States — Georgia	09/2011	6,519	1,079	10/01/2012
Kentucky/Mid-States — Kentucky	09/2013	19,296	2,425	10/01/2012
Kentucky/Mid-States — Virginia	09/2013	756	101	10/01/2012

Total 2013 Infrastructure Programs		$31,947	$4,206

Annual Rate Filing Mechanisms

As an instrument to reduce regulatory lag, annual rate filing mechanisms allow us to refresh our rates on a periodic basis without filing a formal rate case. However, these filings still involve discovery by the appropriate regulatory authorities prior to the final determination of rates under these mechanisms. As of March 31, 2013 we had annual rate filing mechanisms in our Louisiana, Georgia and Mississippi service areas and in a portion of our Mid-Tex Division. These mechanisms are referred to as the Dallas annual rate review (DARR) in our Mid-Tex

Division, stable rate filings in the Mississippi Division, Georgia rate adjustment mechanism in our Kentucky/Mid-States Division and a rate stabilization clause in the Louisiana Division. We have initiated discussions regarding a new rate review mechanism processes in our West Texas and Mid-Tex Divisions and expect to file under the new mechanism in fiscal 2013. The following annual rate filing mechanism was completed during the six months ended March 31, 2013.

Division	Jurisdiction	Test Year Ended	Additional Annual Operating Income	Effective Date
		(In thousands)
2013 Filings:
Kentucky/Mid-States	Georgia	09/30/2013	$743	02/01/2013
Mississippi	Mississippi	06/30/2012	3,441	11/01/2012

Total 2013 Filings			$4,184

Other Ratemaking Activity

The following table summarizes other ratemaking activity during the six months ended March 31, 2013:

Division	Jurisdiction	Rate Activity	Additional Annual Operating Income	Effective Date
		(In thousands)
2013 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem(1)	$1,322	02/01/2013

Total 2013 Other Rate Activity			$1,322

(1)	The Ad Valorem filing relates to a collection of property taxes in excess of the amount included in our Kansas service area’s base rates.

Regulated Transmission and Storage Segment

Our regulated transmission and storage segment consists of the regulated pipeline and storage operations of the Atmos Pipeline–Texas Division. The Atmos Pipeline–Texas Division transports natural gas to our Mid-Tex Division and third parties and manages five underground storage reservoirs in Texas. We also provide ancillary services customary in the pipeline industry including parking arrangements, lending arrangements and sales of excess gas.

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

Three Months Ended March 31, 2013 compared with Three Months Ended March 31, 2012

Financial and operational highlights for our regulated transmission and storage segment for the three months ended March 31, 2013 and 2012 are presented below.

	Three Months Ended March 31
	2013	2012	Change
	(In thousands, unless otherwise noted)
Mid-Tex transportation	$42,947	$39,114	$3,833
Third-party transportation	14,769	14,309	460
Storage and park and lend services	1,562	1,867	(305)
Other	2,570	2,747	(177)

Gross profit	61,848	58,037	3,811
Operating expenses	28,357	27,554	803

Operating income	33,491	30,483	3,008
Miscellaneous expense	(99)	(56)	(43)
Interest charges	7,857	7,614	243

Income before income taxes	25,535	22,813	2,722
Income tax expense	9,005	8,193	812

Net income	$16,530	$14,620	$1,910

Gross pipeline transportation volumes — MMcf	179,021	176,361	2,660

Consolidated pipeline transportation volumes — MMcf	105,099	109,626	(4,527)

The $3.0 million increase in regulated transmission and storage operating income compared to the prior-year quarter was primarily a result of the GRIP filing approved by the RRC during fiscal 2012, which authorized an annual operating income increase of $14.7 million effective April 2012. This increase was partially offset by a $0.8 million increase in operating expenses largely attributable to increased pipeline maintenance activities.

At March 31, 2013, a GRIP filing was in progress with the RRC in which $26.7 million of additional annual operating income was requested.

Six Months Ended March 31, 2013 compared with Six Months Ended March 31, 2012

Financial and operational highlights for our regulated transmission and storage segment for the six months ended March 31, 2013 and 2012 are presented below.

	Six Months Ended March 31
	2013	2012	Change
	(In thousands, unless otherwise noted)
Mid-Tex transportation	$83,732	$76,457	$7,275
Third-party transportation	29,318	29,248	70
Storage and park and lend services	3,072	3,673	(601)
Other	6,407	5,418	989

Gross profit	122,529	114,796	7,733
Operating expenses	57,016	55,954	1,062

Operating income	65,513	58,842	6,671
Miscellaneous expense	(226)	(336)	110
Interest charges	14,728	14,823	(95)

Income before income taxes	50,559	43,683	6,876
Income tax expense	17,924	15,649	2,275

Net income	$32,635	$28,034	$4,601

Gross pipeline transportation volumes — MMcf	340,505	337,190	3,315

Consolidated pipeline transportation volumes — MMcf	213,842	214,663	(821)

The $6.7 million increase in regulated transmission and storage operating income compared to the prior-year period was primarily a result of the GRIP filing approved by the RRC during fiscal 2012, which authorized an annual operating income increase of $14.7 million effective April 2012. This increase was partially offset by a $1.1 million increase in operating expenses largely attributable to increased pipeline maintenance activities.

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

Although natural gas prices have risen somewhat during the last 12 months, the natural gas marketing industry continues to experience compressed basis differentials and lower spot-to-forward price volatility. Accordingly, while we anticipate continuing to profit on a fiscal year basis from our nonregulated activities, we anticipate this segment will continue to represent less than ten percent of our consolidated results.

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

Three Months Ended March 31, 2013 compared with Three Months Ended March 31, 2012

Financial and operating highlights for our nonregulated segment for the three months ended March 31, 2013 and 2012 are presented below.

	Three Months Ended March 31
	2013	2012	Change
	(In thousands, unless otherwise noted)
Realized margins
Gas delivery and related services	$15,264	$14,271	$993
Storage and transportation services	3,596	3,451	145
Other	784	996	(212)

	19,644	18,718	926
Asset optimization(1)	2,022	(10,045)	12,067

Total realized margins	21,666	8,673	12,993
Unrealized margins	2,641	(12,902)	15,543

Gross profit	24,307	(4,229)	28,536
Operating expenses	8,060	7,185	875

Operating income (loss)	16,247	(11,414)	27,661
Miscellaneous income (loss)	(91)	567	(658)
Interest charges	498	839	(341)

Income (loss) before income taxes	15,658	(11,686)	27,344
Income tax expense (benefit)	6,038	(4,675)	10,713

Net income (loss)	$9,620	$(7,011)	$16,631

Gross nonregulated delivered gas sales volumes — MMcf	109,723	111,656	(1,933)

Consolidated nonregulated delivered gas sales volumes — MMcf	97,732	99,844	(2,112)

Net physical position (Bcf)	20.8	38.0	(17.2)

(1)	Net of storage fees of $3.2 million and $4.8 million.

Operating income increased $27.7 million compared to the prior-year quarter, primarily as a result of a $13.0 million increase in realized margins and a $15.5 million increase in unrealized margins. The increase in realized margins primarily reflects increased asset optimization margins due to gains realized on the settlement of financial positions during the current-year quarter. In the prior-year quarter, AEH realized losses on the settlement of financial positions as it rolled positions into the fiscal third and fourth quarters of the prior year. Additionally, AEH experienced a $1.6 million reduction in storage demand fees during the current-year quarter due to renewing storage contracts at current market rates and replacing certain nonstrategic storage capacity contracts with more favorably structured contracts such as park and loan agreements or multi-turn storage contracts.

Realized margins for gas delivery and related services increased $1.0 million primarily due to an increase in gas delivery per-unit margins from 12.8 cents per Mcf in the prior-year quarter to 13.9 cents per Mcf, partially offset by a two percent decrease in consolidated sales volumes. The increase in per-unit margins reflects enhanced trading opportunities in the cash markets during the current quarter as a result of colder weather that produced price volatility. The decrease in sales volumes is primarily attributable to a decrease in industrial sales volumes due to increased competition.

Unrealized margins increased $15.5 million, primarily due to favorable market prices in the current quarter that increased the fair value of our physical storage position.

Six Months Ended March 31, 2013 compared with Six Months Ended March 31, 2012

Financial and operational highlights for our nonregulated segment for the six months ended March 31, 2013 and 2012 are presented below.

	Six Months Ended March 31
	2013	2012	Change
	(In thousands, unless otherwise noted)
Realized margins
Gas delivery and related services	$25,334	$25,384	$(50)
Storage and transportation services	7,117	6,640	477
Other	1,797	2,013	(216)

	34,248	34,037	211
Asset optimization(1)	(13,101)	(31,639)	18,538

Total realized margins	21,147	2,398	18,749
Unrealized margins	25,619	8,778	16,841

Gross profit	46,766	11,176	35,590
Operating expenses	16,705	14,904	1,801

Operating income (loss)	30,061	(3,728)	33,789
Miscellaneous income	1,576	603	973
Interest charges	1,295	1,091	204

Income (loss) before income taxes	30,342	(4,216)	34,558
Income tax expense (benefit)	12,572	(1,674)	14,246

Net income (loss)	$17,770	$(2,542)	$20,312

Gross nonregulated delivered gas sales volumes — MMcf	208,732	218,118	(9,386)

Consolidated nonregulated delivered gas sales volumes — MMcf	182,450	190,714	(8,264)

Net physical position (Bcf)	20.8	38.0	(17.2)

(1)	Net of storage fees of $9.2 million and $9.5 million.

Operating income increased $33.8 million compared to the prior-year period primarily as a result of an $18.7 million increase in realized margins and a $16.8 million increase in unrealized margins. The increase in realized margins primarily reflects higher asset optimization margins.

In the prior-year period, AEH executed a strategy to take advantage of falling natural gas prices by injecting gas into storage to capture incremental physical to forward spread values that were subsequently realized during the fiscal third and fourth quarters of fiscal 2012. As a result, AEH realized significant losses on the settlement of financial positions in the prior-year period. Additionally, realized asset optimization margins for the prior-year period included a $1.7 million charge to write down to market certain natural gas inventory that no longer qualified for fair value hedge accounting.

In the current-year period, AEH experienced significantly smaller realized losses from its asset optimization activities due to more favorable financial trading as market prices declined less in the current-year period against the execution strategy compared to the prior-year period.

Realized margins for gas delivery, storage and transportation services and other services were flat compared to the prior-year period. The four percent decrease in consolidated sales volumes primarily represents a decrease in industrial sales volumes due to increased competition. The impact of lower sales volumes was offset by an increase in per-unit margins from 11.6 cents per Mcf to 12.1 cents per Mcf. The increase in per-unit margins reflects enhanced trading opportunities in the cash markets as a result of colder weather in the second fiscal quarter of the current year that produced price volatility.

Operating expenses increased $1.8 million, primarily due to increased employee and contract labor costs.

Miscellaneous income increased $1.0 million primarily due to a gain realized from the sale of a peaking power facility and related assets during the fiscal first quarter.

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

On January 11, 2013, we issued $500 million of 4.15% 30-year unsecured senior notes, which, in effect, replaced our $250 million 5.125% 10-year unsecured senior notes we redeemed in August 2012, on a long-term basis. The net proceeds of approximately $494 million were used to repay $260 million outstanding under our short-term financing facility used to redeem our 5.125% senior notes and to partially repay commercial paper borrowings and for general corporate purposes, as discussed in Note 7.

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

Cash flows from operating, investing and financing activities for the six months ended March 31, 2013 and 2012 are presented below.

	Six Months Ended March 31
	2013	2012	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$376,341	$360,723	$15,618
Investing activities	(392,817)	(315,001)	(77,816)
Financing activities	17,784	(130,101)	147,885

Change in cash and cash equivalents	1,308	(84,379)	85,687
Cash and cash equivalents at beginning of period	64,239	131,419	(67,180)

Cash and cash equivalents at end of period	$65,547	$47,040	$18,507

Cash flows from operating activities

Period-over-period changes in our operating cash flows are primarily attributable to changes in net income and working capital changes, particularly within our natural gas distribution segment resulting from the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.

For the six months ended March 31, 2013, we generated operating cash flow of $376.3 million from operating activities compared with $360.7 million for the six months ended March 31, 2012. The $15.6 million increase in operating cash flows primarily reflects a $17.5 million reduction in pension and postretirement contributions made during the current-year period combined with the timing of customer collections and vendor payments, as well as the effect of a decrease in the amount of cash used to inject gas into storage, primarily in our nonregulated segment.

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

Capital expenditures for fiscal 2013 are currently expected to range from $770 million to $790 million. For the six months ended March 31, 2013, capital expenditures were $389.1 million compared with $311.1 million for the six months ended March 31, 2012. The $78.0 million increase in capital expenditures primarily reflects infrastructure spending incurred in our natural gas distribution segment and for the Line W and Line WX expansion projects in our regulated transmission and storage segment.

Cash flows from financing activities

For the six months ended March 31, 2013, our financing activities generated $17.8 million of cash compared with $130.1 million of cash used in the prior-year period, primarily due to the following:

•	$493.8 million net cash proceeds received from the issuance of $500 million 4.15% 30-year unsecured senior notes on January 11, 2013.

•	$12.5 million increase in cash flows due to the absence this year of prior-year common stock repurchases as part of our share repurchase program.

•	$2.2 million increase in cash flows due to lower repayments of long-term debt. In the current year, we repaid $0.1 million of long-term debt compared to $2.3 million repaid in the prior year.

These increases were partially offset by the following:

•

$293.2 million increase in short-term debt repayments. In the current-year period, $342.1 million of short-term debt was repaid, compared with $48.9 million in the prior-year period, primarily due to the repayment of a $260 million short-term financing facility that was repaid with proceeds received through the issuance of 30-year unsecured senior notes on January 11, 2013.

•	$66.6 million payment in the current year related to the settlement of three Treasury Locks associated with the issuance of 30-year unsecured senior notes on January 11, 2013.

The following table summarizes our share issuances for the six months ended March 31, 2013 and 2012.

	Six Months Ended March 31
	2013	2012
Shares issued:
1998 Long-Term Incentive Plan	385,020	219,712
Outside Directors Stock-for-Fee Plan	1,125	1,204

Total shares issued	386,145	220,916

The year-over-year increase in the number of shares issued primarily reflects the type of awards that were issued from the 1998 Long-Term Incentive Plan in each period. In the current-year period, employees were issued restricted stock units, for which we issued new shares. In the prior-year period, employees were issued restricted stock awards, which were held in trust and did not require the issuance of new shares. For the six months ended March 31, 2013 and 2012, we cancelled and retired 87,931 and 99,555 shares attributable to federal withholdings on equity awards. For the six months ended March 31, 2012, we repurchased and retired 387,991 shares through our 2011 share repurchase program.

Credit Facilities

Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply to meet our customers’ needs could significantly affect our borrowing requirements. However, our short-term borrowings reach their highest levels in the winter months.

We finance our short-term borrowing requirements through a combination of a $750.0 million commercial paper program, four committed revolving credit facilities and one uncommitted revolving credit facility with third-party lenders that provide approximately $1.0 billion of working capital funding. As of March 31, 2013, the amount available to us under our credit facilities, net of outstanding letters of credit, was $787.1 million.

Shelf Registration

On March 28, 2013, we filed a registration statement with the United States Securities and Exchange Commission to issue, from time to time, up to $1.75 billion in common stock and/or debt securities available for issuance, which replaces our registration statement that expired on March 31, 2013.

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

Our debt is rated by three rating agencies: Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings, Ltd. (Fitch). As of March 31, 2013, all three ratings agencies maintained a stable outlook. Our current debt ratings are all considered investment grade and are as follows:

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

Debt Covenants

We were in compliance with all of our debt covenants as of March 31, 2013. Our debt covenants are described in greater detail in Note 7 to the unaudited condensed consolidated financial statements.

Capitalization

The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of March 31, 2013, September 30, 2012 and March 31, 2012:

	March 31, 2013		September 30, 2012		March 31, 2012
	(In thousands, except percentages)
Short-term debt(1)	$232,998	4.5%	$570,929	11.7%	$173,996	3.7%
Long-term debt	2,455,514	46.9%	1,956,436	40.0%	2,206,344	46.5%
Shareholders’ equity	2,543,470	48.6%	2,359,243	48.3%	2,360,712	49.8%

Total	$5,231,982	100.0%	$4,886,608	100.0%	$4,741,052	100.0%

(1)

Short-term debt at September 30, 2012 included $260 million outstanding related to a short-term facility we used to redeem our $250 million 5.125% Senior notes in August 2012. The balance outstanding under this short-term facility was repaid in January 2013.

Total debt as a percentage of total capitalization, including short-term debt, was 51.4 percent at March 31, 2013, 51.7 percent at September 30, 2012 and 50.2 percent at March 31, 2012. Our ratio of total debt to capitalization is typically greater during the winter heating season as we incur short-term debt to fund natural gas purchases and meet our working capital requirements. We intend to maintain our debt to capitalization ratio in a target range of 50 to 55 percent.

Contractual Obligations and Commercial Commitments

Significant commercial commitments are described in Note 10 to the unaudited condensed consolidated financial statements. There were no significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2013.

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

The following table shows the components of the change in fair value of our natural gas distribution segment’s financial instruments for the three and six months ended March 31, 2013 and 2012:

	Three Months Ended March 31		Six Months Ended March 31
	2013	2012	2013	2012
	(In thousands)
Fair value of contracts at beginning of period	$(64,197)	$(85,829)	$(76,260)	$(79,277)
Contracts realized/settled	(306)	(13,807)	2,529	(31,537)
Fair value of new contracts	683	176	1,013	(377)
Other changes in value	103,946	51,928	112,844	63,659

Fair value of contracts at end of period	$40,126	$(47,532)	$40,126	$(47,532)

The fair value of our natural gas distribution segment’s financial instruments at March 31, 2013 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2013
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$3,544	$36,582	$—	$—	$40,126
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$3,544	$36,582	$—	$—	$40,126

The following table shows the components of the change in fair value of our nonregulated segment’s financial instruments for the three and six months ended March 31, 2013 and 2012:

	Three Months Ended March 31		Six Months Ended March 31
	2013	2012	2013	2012
	(In thousands)
Fair value of contracts at beginning of period	$(1,562)	$(15,263)	$(15,123)	$(25,050)
Contracts realized/settled	(492)	13,779	12,244	31,228
Fair value of new contracts	—	—	—	—
Other changes in value	(1,965)	(1,090)	(1,140)	(8,752)

Fair value of contracts at end of period	(4,019)	(2,574)	(4,019)	(2,574)
Netting of cash collateral	11,971	5,696	11,971	5,696

Cash collateral and fair value of contracts at period end	$7,952	$3,122	$7,952	$3,122

The fair value of our nonregulated segment’s financial instruments at March 31, 2013 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2013
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(8,267)	$4,310	$(62)	$—	$(4,019)
Prices based on models and other valuation methods	—	—	—	—	—

Total Fair Value	$(8,267)	$4,310	$(62)	$—	$(4,019)

Pension and Postretirement Benefits Obligations

For the six months ended March 31, 2013 and 2012, our total net periodic pension and other benefits costs were $37.8 million and $34.6 million. A substantial portion of those costs relating to our natural gas distribution operations are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

Our fiscal 2013 costs were determined using a September 30, 2012 measurement date. As of September 30, 2012, interest and corporate bond rates utilized to determine our discount rates were lower than the interest and corporate bond rates as of September 30, 2011, the measurement date for our fiscal 2012 net periodic cost. Accordingly, we decreased our discount rate used to determine our fiscal 2013 pension and benefit costs to 4.04 percent. The expected return on our pension plan assets remained at 7.75 percent, based on historical experience and the current market projection of the target asset allocation. Accordingly, our fiscal 2013 pension and postretirement medical costs for the six months ended March 31, 2013 were higher than the prior-year period.

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

OPERATING STATISTICS AND OTHER INFORMATION

The following tables present certain operating statistics for our natural gas distribution, regulated transmission and storage and nonregulated segments for the three and six month periods ended March 31, 2013 and 2012.

Natural Gas Distribution Sales and Statistical Data — Continuing Operations

	Three Months Ended March 31		Six Months Ended March 31
	2013	2012	2013	2012
METERS IN SERVICE, end of period
Residential	2,816,734	2,803,716	2,816,734	2,803,716
Commercial	256,955	256,533	256,955	256,533
Industrial	2,127	2,198	2,127	2,198
Public authority and other	10,268	10,207	10,268	10,207

Total meters	3,086,084	3,072,654	3,086,084	3,072,654

INVENTORY STORAGE BALANCE — Bcf(1)	28.3	35.4	28.3	35.4
SALES VOLUMES — MMcf(2)
Gas sales volumes
Residential	74,929	62,436	121,252	111,905
Commercial	36,465	31,247	61,721	57,470
Industrial	4,928	4,313	9,483	9,370
Public authority and other	3,801	3,424	6,420	6,042

Total gas sales volumes	120,123	101,420	198,876	184,787
Transportation volumes	39,925	37,433	73,947	70,845

Total throughput	160,048	138,853	272,823	255,632

OPERATING REVENUES (000’s)(2)
Gas sales revenues
Residential	$589,180	$578,048	$1,011,901	$1,005,358
Commercial	244,338	225,641	429,269	411,720
Industrial	24,300	22,793	45,756	47,022
Public authority and other	22,470	21,626	38,150	38,999

Total gas sales revenues	880,288	848,108	1,525,076	1,503,099
Transportation revenues	17,792	15,237	33,233	29,529
Other gas revenues	7,096	7,722	13,654	14,552

Total operating revenues	$905,176	$871,067	$1,571,963	$1,547,180

Average transportation revenue per Mcf(1)	$0.45	$0.42	$0.46	$0.43
Average cost of gas per Mcf sold(1)	$4.67	$4.94	$4.77	$4.87

See footnote following these tables.

Natural Gas Distribution Sales and Statistical Data — Discontinued Operations

	Three Months Ended March 31		Six Months Ended March 31
	2013	2012	2013	2012
Meters in service, end of period	64,089	147,391	64,089	147,391
Sales volumes — MMcf
Total gas sales volumes	2,069	4,843	3,611	8,795
Transportation volumes	605	2,390	1,120	4,542

Total throughput	2,674	7,233	4,731	13,337

Operating revenues (000’s)	$21,678	$44,315	$37,962	$84,945

Regulated Transmission and Storage and Nonregulated Operations Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2013	2012	2013	2012
CUSTOMERS, end of period
Industrial	772	781	772	781
Municipal	124	139	124	139
Other	437	444	437	444

Total	1,333	1,364	1,333	1,364

NONREGULATED INVENTORY STORAGE
BALANCE — Bcf	25.2	49.0	25.2	49.0
REGULATED TRANSMISSION AND
STORAGE VOLUMES — MMcf(2)	179,021	176,361	340,505	337,190
NONREGULATED DELIVERED GAS SALES
VOLUMES — MMcf(2)	109,723	111,656	208,732	218,118
OPERATING REVENUES (000’s)(2)
Regulated transmission and storage	$61,848	$58,037	$122,529	$114,796
Nonregulated	428,948	370,763	828,842	814,939

Total operating revenues	$490,796	$428,800	$951,371	$929,735

Notes to preceding tables:

(1)	Statistics are shown on a consolidated basis.

(2)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

RECENT ACCOUNTING DEVELOPMENTS

Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. During the six months ended March 31, 2013, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of the fiscal year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the six months ended March 31, 2013, except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 13 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Date: May 2, 2013

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