Form 10-Q
period 2013-06-30
ATMOS ENERGY CORP
filed 2013-08-07
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2013.

Class	Shares Outstanding
No Par Value	90,640,211

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated other comprehensive income
APS	Atmos Pipeline and Storage, LLC
Bcf	Billion cubic feet
CFTC	Commodity Futures Trading Commission
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Ltd.
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	September 30, 2012
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$7,494,175	$7,134,470
Less accumulated depreciation and amortization	1,652,960	1,658,866
Net property, plant and equipment	5,841,215	5,475,604
Current assets
Cash and cash equivalents	31,979	64,239
Accounts receivable, net	350,237	234,526
Gas stored underground	209,101	256,415
Other current assets	90,936	272,782
Total current assets	682,253	827,962
Goodwill and intangible assets	740,814	740,847
Deferred charges and other assets	538,516	451,262
	$7,802,798	$7,495,675
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding: June 30, 2013 — 90,639,520 shares; September 30, 2012 — 90,239,900 shares	$453	$451
Additional paid-in capital	1,757,059	1,745,467
Retained earnings	800,643	660,932
Accumulated other comprehensive income (loss)	23,289	(47,607)
Shareholders’ equity	2,581,444	2,359,243
Long-term debt	2,455,593	1,956,305
Total capitalization	5,037,037	4,315,548
Current liabilities
Accounts payable and accrued liabilities	229,876	215,229
Other current liabilities	348,706	489,665
Short-term debt	141,998	570,929
Current maturities of long-term debt	—	131
Total current liabilities	720,580	1,275,954
Deferred income taxes	1,197,274	1,015,083
Regulatory cost of removal obligation	360,578	381,164
Pension and postretirement liabilities	444,540	457,196
Deferred credits and other liabilities	42,789	50,730
	$7,802,798	$7,495,675
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30
	2013	2012
	(Unaudited) (In thousands, except per share data)
Operating revenues
Natural gas distribution segment	$467,144	$315,634
Regulated transmission and storage segment	74,041	67,073
Nonregulated segment	421,808	256,250
Intersegment eliminations	(105,058)	(62,543)
	857,935	576,414
Purchased gas cost
Natural gas distribution segment	227,649	120,575
Regulated transmission and storage segment	—	—
Nonregulated segment	418,548	224,829
Intersegment eliminations	(104,759)	(62,161)
	541,438	283,243
Gross profit	316,497	293,171
Operating expenses
Operation and maintenance	121,258	106,045
Depreciation and amortization	58,129	58,956
Taxes, other than income	50,714	46,624
Total operating expenses	230,101	211,625
Operating income	86,396	81,546
Miscellaneous expense	(467)	(2,075)
Interest charges	32,741	34,909
Income from continuing operations before income taxes	53,188	44,562
Income tax expense	19,714	16,548
Income from continuing operations	33,474	28,014
Income from discontinued operations, net of tax ($0 and $1,792)	—	3,118
Gain on sale of discontinued operations, net of tax ($2,909 and $0)	5,294	—
Net income	$38,768	$31,132
Basic earnings per share
Income per share from continuing operations	$0.37	$0.31
Income per share from discontinued operations	0.06	0.03
Net income per share — basic	$0.43	$0.34
Diluted earnings per share
Income per share from continuing operations	$0.36	$0.31
Income per share from discontinued operations	0.06	0.03
Net income per share — diluted	$0.42	$0.34
Cash dividends per share	$0.350	$0.345
Weighted average shares outstanding:
Basic	90,603	90,118
Diluted	91,550	90,993
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended June 30
	2013	2012
	(Unaudited) (In thousands, except per share data)
Operating revenues
Natural gas distribution segment	$2,039,107	$1,862,814
Regulated transmission and storage segment	196,570	181,869
Nonregulated segment	1,250,650	1,071,189
Intersegment eliminations	(285,241)	(229,955)
	3,201,086	2,885,917
Purchased gas cost
Natural gas distribution segment	1,172,975	1,011,832
Regulated transmission and storage segment	—	—
Nonregulated segment	1,200,624	1,028,592
Intersegment eliminations	(284,123)	(228,857)
	2,089,476	1,811,567
Gross profit	1,111,610	1,074,350
Operating expenses
Operation and maintenance	338,871	329,989
Depreciation and amortization	174,888	176,742
Taxes, other than income	146,355	144,170
Total operating expenses	660,114	650,901
Operating income	451,496	423,449
Miscellaneous income (expense)	1,943	(3,585)
Interest charges	96,594	107,278
Income from continuing operations before income taxes	356,845	312,586
Income tax expense	133,683	120,104
Income from continuing operations	223,162	192,482
Income from discontinued operations, net of tax ($3,986 and $9,339)	7,202	16,268
Gain on sale of discontinued operations, net of tax ($2,909 and $0)	5,294	—
Net income	$235,658	$208,750
Basic earnings per share
Income per share from continuing operations	$2.46	$2.13
Income per share from discontinued operations	0.14	0.18
Net income per share — basic	$2.60	$2.31
Diluted earnings per share
Income per share from continuing operations	$2.43	$2.10
Income per share from discontinued operations	0.14	0.18
Net income per share — diluted	$2.57	$2.28
Cash dividends per share	$1.050	$1.035
Weighted average shares outstanding:
Basic	90,497	90,131
Diluted	91,445	91,006
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30		Nine Months Ended June 30
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Net income	$38,768	$31,132	$235,658	$208,750
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(202), $(523), $(532) and $1,194	(348)	(888)	(921)	2,059
Cash flow hedges:
Amortization and unrealized gain (loss) on interest rate agreements, net of tax of $17,865, $(18,399), $38,427 and $(9,995)	31,079	(31,328)	66,852	(17,019)
Net unrealized gains (losses) on commodity cash flow hedges, net of tax of $(2,243), $11,401, $3,174 and $(2,595)	(3,508)	17,830	4,965	(4,060)
Total other comprehensive income (loss)	27,223	(14,386)	70,896	(19,020)
Total comprehensive income	$65,991	$16,746	$306,554	$189,730

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30
	2013	2012
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$235,658	$208,750
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	(8,203)	—
Depreciation and amortization:
Charged to depreciation and amortization	176,737	183,884
Charged to other accounts	446	310
Deferred income taxes	130,365	120,713
Other	14,460	22,386
Net assets / liabilities from risk management activities	(6,386)	12,759
Net change in operating assets and liabilities	(33,502)	(29,996)
Net cash provided by operating activities	509,575	518,806
Cash Flows From Investing Activities
Capital expenditures	(582,473)	(497,374)
Proceeds from the sale of discontinued operations	153,023	—
Other, net	(3,139)	(4,247)
Net cash used in investing activities	(432,589)	(501,621)
Cash Flows From Financing Activities
Net decrease in short-term debt	(435,084)	(6,688)
Net proceeds from issuance of long-term debt	493,793	—
Settlement of Treasury lock agreements	(66,626)	—
Repayment of long-term debt	(131)	(2,369)
Cash dividends paid	(96,060)	(94,338)
Repurchase of common stock	—	(12,535)
Repurchase of equity awards	(5,146)	(5,219)
Issuance of common stock	8	251
Net cash used in financing activities	(109,246)	(120,898)
Net decrease in cash and cash equivalents	(32,260)	(103,713)
Cash and cash equivalents at beginning of period	64,239	131,419
Cash and cash equivalents at end of period	$31,979	$27,706

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2013
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and our subsidiaries are engaged primarily in the regulated natural gas distribution and transmission and storage businesses as well as certain other nonregulated businesses. For the fiscal year ended September 30, 2012, our regulated businesses generated over 95 percent of our consolidated net income.
Through our natural gas distribution business, we deliver natural gas through sales and transportation arrangements to approximately three million residential, commercial, public authority and industrial customers through our six regulated natural gas distribution divisions, which at June 30, 2013, covered service areas located in eight states. In addition, we transport natural gas for others through our distribution system. On April 1, 2013, we completed the divestiture of our natural gas distribution operations in Georgia, representing approximately 64,000 customers. Our regulated businesses also include our regulated pipeline and storage operations, which include the transportation of natural gas to our distribution system and the management of our underground storage facilities. Our regulated businesses are subject to federal and state regulation and/or regulation by local authorities in each of the states in which our natural gas distribution divisions operate.
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
2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Because of seasonal and other factors, the results of operations for the nine-month period ended June 30, 2013 are not indicative of our results of operations for the full 2013 fiscal year, which ends September 30, 2013.
We have evaluated subsequent events from the June 30, 2013 balance sheet date through the date these financial statements were filed with the Securities and Exchange Commission (SEC). Except as noted in Note 10, no events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the condensed consolidated financial statements.

Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
During the second quarter of fiscal 2013, we completed our annual goodwill impairment assessment. Based on the assessment performed, we determined that our goodwill was not impaired.
Due to the April 1, 2013 sale of our Georgia distribution operations, at June 30, 2013, the financial results for this service area are shown in discontinued operations. Accordingly, certain prior-year amounts have been reclassified to conform with the current-year presentation.
During the nine months ended June 30, 2013, two new accounting standards were announced that will become applicable to the Company in future periods. The first standard clarifies the enhanced disclosure of offsetting arrangements for financial instruments that will become effective for us for annual and interim periods beginning on October 1, 2013. The adoption of this standard should not have an impact on our financial position, results of operations or cash flows. The second standard, which became effective during our second fiscal quarter, requires the presentation of amounts reclassified out of accumulated other comprehensive income by component as well as significant amounts reclassified out of accumulated other comprehensive income by the respective line item in the statement of net income. We have presented the disclosures relating to reclassifications out of accumulated other comprehensive income in Note 4. The adoption of this standard did not have an impact on our financial position, results of operations or cash flows. There were no other significant changes to our accounting policies during the nine months ended June 30, 2013.
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

Significant regulatory assets and liabilities as of June 30, 2013 and September 30, 2012 included the following:

	June 30, 2013	September 30, 2012
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs(1)	$280,136	$296,160
Merger and integration costs, net	5,376	5,754
Deferred gas costs	1,271	31,359
Regulatory cost of removal asset	6,058	10,500
Rate case costs	6,207	4,661
Deferred franchise fees	242	2,714
Texas Rule 8.209(2)	21,351	5,370
APT annual adjustment mechanism	5,167	4,539
Other	1,935	7,262
	$327,743	$368,319
Regulatory liabilities:
Deferred gas costs	$30,773	$23,072
Deferred franchise fees	2,097	—
Regulatory cost of removal obligation	426,656	459,688
Other	5,398	5,637
	$464,924	$488,397

(1)	Includes $15.5 million and $7.6 million of pension and postretirement expense deferred pursuant to regulatory authorization.

(2)
Texas Rule 8.209 is a Railroad Commission rule that allows for the deferral of all expenses associated with capital expenditures incurred pursuant to this rule, including the recording of interest on the deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recovered through base rates.

The amounts above do not include regulatory assets and liabilities related to our Georgia operations, which were classified as assets held for sale at September 30, 2012 as discussed in Note 6. As of June 30, 2013 we did not have any assets or liabilities classified as held for sale due to the sale of substantially all of our Georgia assets on April 1, 2013.
Currently authorized rates do not include a return on certain of our merger and integration costs; however, we recover the amortization of these costs. Merger and integration costs, net, are generally amortized on a straight-line basis over estimated useful lives ranging up to 20 years.

3.    Financial Instruments
We use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments have been tailored to our regulated and nonregulated businesses. The accounting for these financial instruments is fully described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. During the nine months ended June 30, 2013 there were no changes in our objectives, strategies and accounting for these financial instruments. Currently, we utilize financial instruments in our natural gas distribution and nonregulated segments. We currently do not manage commodity price risk with financial instruments in our regulated transmission and storage segment.

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
We use financial instruments, designated as cash flow hedges of anticipated purchases and sales at index prices, to mitigate the commodity price risk in our nonregulated operations associated with deliveries under fixed-priced forward contracts to deliver gas to customers. These financial instruments have maturity dates ranging from one to 58 months. We use financial instruments, designated as fair value hedges, to hedge our natural gas inventory used in asset optimization activities in our nonregulated segment.

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

Interest Rate Risk Management Activities
We have periodically managed interest rate risk by entering into financial instruments to fix the Treasury yield component of the interest cost associated with anticipated financings. Prior to fiscal 2012, we used only Treasury locks to mitigate interest rate risk; however, beginning in the fourth quarter of fiscal 2012 we started utilizing interest rate swaps and forward starting interest rate swaps to manage this risk.
In August 2011, we entered into three Treasury lock agreements to fix the Treasury yield component of the interest cost associated with $350 million out of a total $500 million of senior notes that were issued on January 11, 2013. This offering is discussed in Note 7. We designated these Treasury locks as cash flow hedges. The Treasury locks were settled on January 8, 2013 with a payment of $66.6 million to the counterparties due to a decrease in the 30-year Treasury rates between inception of the Treasury locks and settlement. Because the Treasury locks were effective, the $66.6 million unrealized loss was recorded as a component of accumulated other comprehensive income and is being recognized as a component of interest expense over the 30-year life of the senior notes.
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
In prior years, we entered into Treasury lock agreements to fix the Treasury yield component of the interest cost of financing various issuances of long-term debt and senior notes. The gains and losses realized upon settlement of these Treasury locks were recorded as a component of accumulated other comprehensive income (loss) when they were settled and are being recognized as a component of interest expense over the life of the associated notes from the date of settlement. As of June 30, 2013, the remaining amortization periods for the settled Treasury locks extend through fiscal 2043.

Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and income statements.
As of June 30, 2013, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of June 30, 2013, we had net long/(short) commodity contracts outstanding in the following quantities:

Contract Type	Hedge Designation	Natural Gas Distribution	Nonregulated
		Quantity (MMcf)
Commodity contracts	Fair Value	—	(22,250)
	Cash Flow	—	26,520
	Not designated	14,649	75,520
		14,649	79,790
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments by operating segment as of June 30, 2013 and September 30, 2012. As required by authoritative accounting literature, the fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts below do not include $14.3 million and $23.7 million of cash held on deposit in margin accounts as of June 30, 2013 and September 30, 2012 to collateralize certain financial instruments. Therefore, these gross balances are not indicative of either our actual credit exposure or net economic exposure. Additionally, the amounts below will not be equal to the amounts presented on our condensed consolidated balance sheet, nor will they be equal to the fair value information presented for our financial instruments in Note 5.

	Balance Sheet Location	Natural Gas Distribution	Nonregulated	Total
			(In thousands)
June 30, 2013
Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	$—	$12,250	$12,250
Noncurrent commodity contracts	Deferred charges and other assets	84,432	401	84,833
Liability Financial Instruments
Current commodity contracts	Other current liabilities	—	(13,771)	(13,771)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	(1,912)	(1,912)
Total		84,432	(3,032)	81,400
Not Designated As Hedges:
Asset Financial Instruments
Current commodity contracts	Other current assets	2,015	68,972	70,987
Noncurrent commodity contracts	Deferred charges and other assets	1,035	49,651	50,686
Liability Financial Instruments
Current commodity contracts	Other current liabilities	(1,094)	(69,710)	(70,804)
Noncurrent commodity contracts	Deferred credits and other liabilities	—	(50,204)	(50,204)
Total		1,956	(1,291)	665
Total Financial Instruments		$86,388	$(4,323)	$82,065

	Balance Sheet Location	Natural Gas Distribution	Nonregulated	Total
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

Impact of Financial Instruments on the Income Statement
Hedge ineffectiveness for our nonregulated segment is recorded as a component of unrealized gross profit and primarily results from differences in the location and timing of the derivative instrument and the hedged item. Hedge ineffectiveness could materially affect our results of operations for the reported period. For the three months ended June 30, 2013 and 2012 we recognized a gain (loss) arising from fair value and cash flow hedge ineffectiveness of $(0.4) million and $19.0 million. For the nine months ended June 30, 2013 and 2012 we recognized gains arising from fair value and cash flow hedge ineffectiveness of $17.3 million and $21.2 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.

Fair Value Hedges
The impact of our nonregulated commodity contracts designated as fair value hedges and the related hedged item on our condensed consolidated income statement for the three and nine months ended June 30, 2013 and 2012 is presented below.

	Three Months Ended June 30
	2013	2012
	(In thousands)
Commodity contracts	$14,453	$(14,942)
Fair value adjustment for natural gas inventory designated as the hedged item	(15,143)	34,296
Total (increase) decrease in purchased gas cost	$(690)	$19,354
The (increase) decrease in purchased gas cost is comprised of the following:
Basis ineffectiveness	$(2,361)	$2,077
Timing ineffectiveness	1,671	17,277
	$(690)	$19,354

	Nine Months Ended June 30
	2013	2012
	(In thousands)
Commodity contracts	$3,921	$38,211
Fair value adjustment for natural gas inventory designated as the hedged item	13,261	(16,039)
Total decrease in purchased gas cost	$17,182	$22,172
The decrease in purchased gas cost is comprised of the following:
Basis ineffectiveness	$(1,143)	$2,179
Timing ineffectiveness	18,325	19,993
	$17,182	$22,172
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
To the extent that the Company’s natural gas inventory does not qualify as a hedged item in a fair-value hedge, or has not been designated as such, the natural gas inventory is valued at the lower of cost or market. We did not record a writedown for nonqualifying natural gas inventory for the nine months ended June 30, 2013. During the nine months ended June 30, 2012, we recorded a $1.7 million charge to write down nonqualifying natural gas inventory to market.

Cash Flow Hedges
The impact of cash flow hedges on our condensed consolidated income statements for the three and nine months ended June 30, 2013 and 2012 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transaction. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

	Three Months Ended June 30, 2013
	Natural Gas Distribution	Nonregulated	Consolidated
	(In thousands)
Gain reclassified from AOCI for effective portion of commodity contracts	$—	$558	$558
Gain arising from ineffective portion of commodity contracts	—	260	260
Total impact on purchased gas cost	—	818	818
Loss on settled interest rate agreements reclassified from AOCI into interest expense	(1,057)	—	(1,057)
Total Impact from Cash Flow Hedges	$(1,057)	$818	$(239)

	Three Months Ended June 30, 2012
	Natural Gas Distribution	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI for effective portion of commodity contracts	$—	$(19,534)	$(19,534)
Loss arising from ineffective portion of commodity contracts	—	(328)	(328)
Total impact on purchased gas cost	—	(19,862)	(19,862)
Loss on settled interest rate agreements reclassified from AOCI into interest expense	(502)	—	(502)
Total Impact from Cash Flow Hedges	$(502)	$(19,862)	$(20,364)

	Nine Months Ended June 30, 2013
	Natural Gas Distribution	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI for effective portion of commodity contracts	$—	$(9,802)	$(9,802)
Gain arising from ineffective portion of commodity contracts	—	158	158
Total impact on purchased gas cost	—	(9,644)	(9,644)
Loss on settled interest rate agreements reclassified from AOCI into interest expense	(2,432)	—	(2,432)
Total Impact from Cash Flow Hedges	$(2,432)	$(9,644)	$(12,076)

	Nine Months Ended June 30, 2012
	Natural Gas Distribution	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI for effective portion of commodity contracts	$—	$(52,358)	$(52,358)
Loss arising from ineffective portion of commodity contracts	—	(996)	(996)
Total impact on purchased gas cost	—	(53,354)	(53,354)
Loss on settled interest rate agreements reclassified from AOCI into interest expense	(1,506)	—	(1,506)
Total Impact from Cash Flow Hedges	$(1,506)	$(53,354)	$(54,860)
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and nine months ended June 30, 2013 and 2012. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the income statement as incurred.

	Three Months Ended June 30		Nine Months Ended June 30
	2013	2012	2013	2012
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$30,408	$(31,644)	$65,308	$(17,968)
Forward commodity contracts	(3,168)	5,914	(1,015)	(35,998)
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	671	316	1,544	949
Forward commodity contracts	(340)	11,916	5,980	31,938
Total other comprehensive income (loss) from hedging, net of tax(1)	$27,571	$(13,498)	$71,817	$(21,079)

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.
Deferred gains (losses) recorded in accumulated other comprehensive income (AOCI) associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments, while deferred losses associated with commodity contracts are recognized in earnings upon settlement. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred gains (losses) recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of June 30, 2013. However, the table below does not include the expected recognition in earnings of our outstanding interest rate agreements as those instruments have not yet settled.

	Interest Rate Agreements	Commodity Contracts	Total
	(In thousands)
Next twelve months	$(2,686)	$(3,133)	$(5,819)
Thereafter	(28,350)	(897)	(29,247)
Total(1)	$(31,036)	$(4,030)	$(35,066)

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.

Financial Instruments Not Designated as Hedges
The impact of financial instruments that have not been designated as hedges on our condensed consolidated income statements for the three months ended June 30, 2013 and 2012 was an increase (decrease) in gross profit of $(8.4) million and $11.2 million. For the nine months ended June 30, 2013 and 2012 gross profit decreased $1.7 million and $3.8 million. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.
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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Commodity Contracts Cash Flow Hedges	Total
	(In thousands)
September 30, 2012	$5,661	$(44,273)	$(8,995)	$(47,607)
Other comprehensive income before reclassifications	449	65,308	(1,015)	64,742
Amounts reclassified from accumulated other comprehensive income	(1,370)	1,544	5,980	6,154
Net current-period other comprehensive income	(921)	66,852	4,965	70,896
June 30, 2013	$4,740	$22,579	$(4,030)	$23,289

The following tables detail reclassifications out of AOCI for the three and nine months ended June 30, 2013. Amounts in parentheses below indicate decreases to net income in the statement of income.

	Three Months Ended June 30, 2013
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$(531)	Operation and maintenance expense
	(531)	Total before tax
	193	Tax benefit
	$(338)	Net of tax
Cash flow hedges
Interest rate agreements	$(1,057)	Interest charges
Commodity contracts	558	Purchased gas cost
	(499)	Total before tax
	168	Tax benefit
	$(331)	Net of tax
Total reclassifications	$(669)	Net of tax

	Nine Months Ended June 30, 2013
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$2,158	Operation and maintenance expense
	2,158	Total before tax
	(788)	Tax expense
	$1,370	Net of tax
Cash flow hedges
Interest rate agreements	$(2,432)	Interest charges
Commodity contracts	(9,803)	Purchased gas cost
	(12,235)	Total before tax
	4,711	Tax benefit
	$(7,524)	Net of tax
Total reclassifications	$(6,154)	Net of tax
5.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. During the three and nine months ended June 30, 2013, there were no changes in these methods.
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and September 30, 2012. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(2)	June 30, 2013
	(In thousands)
Assets:
Financial instruments
Natural gas distribution segment	$—	$87,482	$—	$—	$87,482
Nonregulated segment	1,196	130,078	—	(119,278)	11,996
Total financial instruments	1,196	217,560	—	(119,278)	99,478
Hedged portion of gas stored underground	76,706	—	—	—	76,706
Available-for-sale securities
Money market funds	—	5,122	—	—	5,122
Registered investment companies	39,051	—	—	—	39,051
Bonds	—	27,473	—	—	27,473
Total available-for-sale securities	39,051	32,595	—	—	71,646
Total assets	$116,953	$250,155	$—	$(119,278)	$247,830
Liabilities:
Financial instruments
Natural gas distribution segment	$—	$1,094	$—	$—	$1,094
Nonregulated segment	179	135,418	—	(133,530)	2,067
Total liabilities	$179	$136,512	$—	$(133,530)	$3,161

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(3)	September 30, 2012
	(In thousands)
Assets:
Financial instruments
Natural gas distribution segment	$—	$9,365	$—	$—	$9,365
Nonregulated segment	714	179,835	—	(162,776)	17,773
Total financial instruments	714	189,200	—	(162,776)	27,138
Hedged portion of gas stored underground	67,192	—	—	—	67,192
Available-for-sale securities
Money market funds	—	1,634	—	—	1,634
Registered investment companies	40,212	—	—	—	40,212
Bonds	—	22,552	—	—	22,552
Total available-for-sale securities	40,212	24,186	—	—	64,398
Total assets	$108,118	$213,386	$—	$(162,776)	$158,728
Liabilities:
Financial instruments
Natural gas distribution segment	$—	$85,625	$—	$—	$85,625
Nonregulated segment	4,563	191,109	—	(186,451)	9,221
Total liabilities	$4,563	$276,734	$—	$(186,451)	$94,846

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

(2)
This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. In addition, as of June 30, 2013, we had $14.3 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $2.5 million was used to offset current risk management liabilities under master netting arrangements and the remaining $11.8 million is classified as current risk management assets.

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

Available-for-sale securities are comprised of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
As of June 30, 2013
Domestic equity mutual funds	$26,993	$6,611	$—	$33,604
Foreign equity mutual funds	4,536	925	(14)	5,447
Bonds	27,390	132	(49)	27,473
Money market funds	5,122	—	—	5,122
	$64,041	$7,668	$(63)	$71,646
As of September 30, 2012
Domestic equity mutual funds	$25,779	$8,183	$—	$33,962
Foreign equity mutual funds	5,568	682	—	6,250
Bonds	22,358	196	(2)	22,552
Money market funds	1,634	—	—	1,634
	$55,339	$9,061	$(2)	$64,398
At June 30, 2013 and September 30, 2012, our available-for-sale securities included $44.2 million and $41.8 million related to assets held in separate rabbi trusts for our supplemental executive benefit plans. At June 30, 2013, we maintained investments in bonds that have contractual maturity dates ranging from July 2013 through December 2019. During the nine months ended June 30, 2013, we recognized a net gain of $2.2 million on the sale of certain assets in the rabbi trusts.
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
Other Fair Value Measures
Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our debt as of June 30, 2013:

June 30, 2013
(In thousands)
Carrying Amount	$2,460,000
Fair Value	$2,707,340

6.    Discontinued Operations
On April 1, 2013, we completed the sale of substantially all of our natural gas distribution assets and certain related nonregulated assets located in Georgia to Liberty Energy (Georgia) Corp., an affiliate of Algonquin Power & Utilities Corp. for a cash price of approximately $153 million. The sale was previously announced on August 8, 2012. In connection with the sale, we recognized a net of tax gain of $5.3 million.
As required under generally accepted accounting principles, the operating results of our Georgia operations have been aggregated and reported on the condensed consolidated statements of income as income from discontinued operations, net of income tax. For the three months ended June 30, 2013, net income from discontinued operations includes the aforementioned gain on sale, while for the nine months ended June 30, 2013, net income from discontinued operations includes the operating results of our Georgia operations and the gain on sale. For the three and nine months ended June 30, 2012, net income from discontinued operations includes the operating results of our Georgia operations and the operating results of our Missouri, Illinois and Iowa operations that were sold on August 1, 2012. Expenses related to general corporate overhead and interest expense allocated to their operations are not included in discontinued operations.

The tables below set forth selected financial and operational information related to net assets and operating results related to discontinued operations. Additionally, assets and liabilities related to our Georgia operations are classified as “held for sale” in other current assets and liabilities in our condensed consolidated balance sheets at September 30, 2012. Prior period revenues and expenses associated with these assets have been reclassified into discontinued operations. This reclassification had no impact on previously reported net income.
The following table presents statement of income data related to discontinued operations.

	Three Months Ended June 30		Nine Months Ended June 30
	2013	2012	2013	2012
	(In thousands)
Operating revenues	$—	$18,162	$37,962	$103,107
Purchased gas cost	—	6,803	21,464	57,936
Gross profit	—	11,359	16,498	45,171
Operating expenses	—	6,522	5,858	20,069
Operating income	—	4,837	10,640	25,102
Other nonoperating income	—	73	548	505
Income from discontinued operations before income taxes	—	4,910	11,188	25,607
Income tax expense	—	1,792	3,986	9,339
Income from discontinued operations	—	3,118	7,202	16,268
Gain on sale of discontinued operations, net of tax	5,294	—	5,294	—
Net income from discontinued operations	$5,294	$3,118	$12,496	$16,268

The following table presents balance sheet data related to assets held for sale. At September 30, 2012 assets held for sale include assets and liabilities associated with our Georgia operations. At June 30, 2013 we did not have any assets or liabilities held for sale.

September 30, 2012
(In thousands)
Net plant, property & equipment	$142,865
Gas stored underground	4,688
Other current assets	6,931
Deferred charges and other assets	87
Assets held for sale	$154,571

Accounts payable and accrued liabilities	$2,114
Other current liabilities	3,776
Regulatory cost of removal	3,257
Deferred credits and other liabilities	2,426
Liabilities held for sale	$11,573

7.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Except as noted below, there were no material changes in the terms of our debt instruments during the nine months ended June 30, 2013.
Long-term debt
Long-term debt at June 30, 2013 and September 30, 2012 consisted of the following:

	June 30, 2013	September 30, 2012
	(In thousands)
Unsecured 4.95% Senior Notes, due October 2014	$500,000	$500,000
Unsecured 6.35% Senior Notes, due 2017	250,000	250,000
Unsecured 8.50% Senior Notes, due 2019	450,000	450,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	—
Medium term note Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Rental property term note due in installments through 2013	—	131
Total long-term debt	2,460,000	1,960,131
Less:
Original issue discount on unsecured senior notes and debentures	4,407	3,695
Current maturities	—	131
	$2,455,593	$1,956,305

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
We issued $500 million Unsecured 4.15% Senior Notes on January 11, 2013. The effective interest rate of these notes is 4.64 percent, after giving effect to offering costs and the settlement of the associated Treasury lock agreements discussed in Note 3. Of the net proceeds of approximately $494 million, $260 million was used to repay our short-term financing facility. The remaining $234 million of net proceeds was used to partially repay our commercial paper borrowings and for general corporate purposes.
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
We currently finance our short-term borrowing requirements through a combination of a $750 million commercial paper program, four committed revolving credit facilities and one uncommitted revolving credit facility with third-party lenders. On December 7, 2012, we amended the terms of our former $750 million unsecured credit facility to increase the borrowing capacity to $950 million, with an accordion feature, which, if utilized, would increase the borrowing capacity to $1.2 billion. The amendment also permits us to obtain same-day funding on base rate loans. There were no other material changes to the credit facility. These facilities provide approximately $1.0 billion of working capital funding. At June 30, 2013 and September 30, 2012, a total of $142.0 million and $310.9 million was outstanding under our commercial paper program.
Regulated Operations
We fund our regulated operations as needed, primarily through our commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $989 million of working capital funding, including a five-year $950 million unsecured facility, a $25 million unsecured facility and a $14 million unsecured revolving credit facility, which is used primarily to issue letters of credit. The $25 million facility was renewed on April 1, 2013. Due to outstanding letters of credit, the total amount available to us under our $14 million revolving credit facility was $8.2 million at June 30, 2013.
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
Nonregulated Operations
Prior to December 5, 2012, Atmos Energy Marketing, LLC (AEM), which is wholly owned by AEH, had a three-year $200 million committed revolving credit facility, expiring in December 2014, with a syndicate of third-party lenders with an accordion feature that could increase AEM’s borrowing capacity to $500 million. The credit facility was primarily used to issue letters of credit and, on a less frequent basis, to borrow funds for gas purchases and other working capital needs. This facility was collateralized by substantially all of the assets of AEM and was guaranteed by AEH. AEM terminated the committed revolving credit facility on December 5, 2012, to reduce external credit expense. AEM incurred no penalties in connection with the termination. This facility was replaced with two $25 million, 364-day bilateral credit facilities, one of which is a committed facility. These facilities are used primarily to issue letters of credit. Due to outstanding letters of credit, the total amount available to us under these bilateral credit facilities was $38.6 million at June 30, 2013.
AEH has a $500 million intercompany demand credit facility with AEC. This facility bears interest at a rate equal to the greater of (i) the one-month LIBOR rate plus 3.00 percent or (ii) the rate for AEM’s borrowings under its committed credit facility plus 0.75 percent. Applicable state regulatory commissions have approved our use of this facility through December 31, 2013.
Shelf Registration
On March 28, 2013, we filed a registration statement with the SEC to issue, from time to time, up to $1.75 billion in common stock and/or debt securities available for issuance, which replaced our registration statement that expired on March 31, 2013. As of June 30, 2013, $1.75 billion was available under the shelf registration statement.
Debt Covenants
The availability of funds under our regulated credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At June 30, 2013, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 52 percent. In addition, both the interest margin and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.
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
We were in compliance with all of our debt covenants as of June 30, 2013. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

8.    Earnings Per Share
Since we have non-vested share-based payments with a nonforfeitable right to dividends or dividend equivalents (referred to as participating securities), we are required to use the two-class method of computing earnings per share. The Company’s non-vested restricted stock units, for which vesting is predicated solely on the passage of time granted under our 1998 Long-Term Incentive Plan, are considered to be participating securities. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic and diluted earnings per share for the three and nine months ended June 30, 2013 and 2012 are calculated as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Basic Earnings Per Share from continuing operations
Income from continuing operations	$33,474	$28,014	$223,162	$192,482
Less: Income from continuing operations allocated to participating securities	91	116	760	808
Income from continuing operations available to common shareholders	$33,383	$27,898	$222,402	$191,674
Basic weighted average shares outstanding	90,603	90,118	90,497	90,131
Income from continuing operations per share — Basic	$0.37	$0.31	$2.46	$2.13

Basic Earnings Per Share from discontinued operations
Income from discontinued operations	$5,294	$3,118	$12,496	$16,268
Less: Income from discontinued operations allocated to participating securities	14	13	43	68
Income from discontinued operations available to common shareholders	$5,280	$3,105	$12,453	$16,200
Basic weighted average shares outstanding	90,603	90,118	90,497	90,131
Income from discontinued operations per share — Basic	$0.06	$0.03	$0.14	$0.18
Net income per share — Basic	$0.43	$0.34	$2.60	$2.31

	Three Months Ended June 30		Nine Months Ended June 30
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Diluted Earnings Per Share from continuing operations
Income from continuing operations available to common shareholders	$33,383	$27,898	$222,402	$191,674
Effect of dilutive stock options and other shares	—	—	5	4
Income from continuing operations available to common shareholders	$33,383	$27,898	$222,407	$191,678
Basic weighted average shares outstanding	90,603	90,118	90,497	90,131
Additional dilutive stock options and other shares	947	875	948	875
Diluted weighted average shares outstanding	91,550	90,993	91,445	91,006
Income from continuing operations per share — Diluted	$0.36	$0.31	$2.43	$2.10

Diluted Earnings Per Share from discontinued operations
Income from discontinued operations available to common shareholders	$5,280	$3,105	$12,453	$16,200
Effect of dilutive stock options and other shares	—	—	—	—
Income from discontinued operations available to common shareholders	$5,280	$3,105	$12,453	$16,200
Basic weighted average shares outstanding	90,603	90,118	90,497	90,131
Additional dilutive stock options and other shares	947	875	948	875
Diluted weighted average shares outstanding	91,550	90,993	91,445	91,006
Income from discontinued operations per share — Diluted	$0.06	$0.03	$0.14	$0.18
Net income per share — Diluted	$0.42	$0.34	$2.57	$2.28

There were no out-of-the-money stock options excluded from the computation of diluted earnings per share for the three and nine months ended June 30, 2013 and 2012 as their exercise price was less than the average market price of the common stock during those periods.
Share Repurchase Program
We did not repurchase any shares during the nine months ended June 30, 2013 as part of our 2011 share repurchase program. For the nine months ended June 30, 2012, we repurchased and retired 387,991 shares for an aggregate value of $12.5 million as part of the program.

9.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and nine months ended June 30, 2013 and 2012 are presented in the following table. Most of these costs are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our gas distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense. On April 1, 2013, due to the retirement of certain executives, we recognized a curtailment loss of $3.2 million associated with our Supplemental Executive Benefit Plan and revalued the net periodic pension cost for the remainder of fiscal 2013. The revaluation of the net periodic pension cost resulted in an increase in the discount rate, effective April 1, 2013, to 4.21 percent, which will reduce our net periodic pension cost by approximately $0.1 million for the remainder of the fiscal year. All other actuarial assumptions remained the same.

	Three Months Ended June 30
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	(In thousands)
Components of net periodic pension cost:
Service cost	$5,194	$4,297	$4,700	$4,089
Interest cost	6,019	6,677	3,241	3,465
Expected return on assets	(5,739)	(5,368)	(997)	(651)
Amortization of transition asset	—	—	271	377
Amortization of prior service cost	(35)	(35)	(363)	(362)
Amortization of actuarial loss	5,432	4,142	1,049	662
Curtailment	3,161	—	—	—
Net periodic pension cost	$14,032	$9,713	$7,901	$7,580

	Nine Months Ended June 30
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	(In thousands)
Components of net periodic pension cost:
Service cost	$15,599	$12,893	$14,100	$12,265
Interest cost	18,067	20,032	9,723	10,396
Expected return on assets	(17,216)	(16,105)	(2,991)	(1,955)
Amortization of transition asset	—	—	811	1,133
Amortization of prior service cost	(106)	(106)	(1,088)	(1,087)
Amortization of actuarial loss	16,555	12,427	3,147	1,986
Curtailment	3,161	—	—	—
Net periodic pension cost	$36,060	$29,141	$23,702	$22,738

The assumptions used to develop our net periodic pension cost for the three and nine months ended June 30, 2013 and 2012 are as follows:

	Supplemental Executive Benefit Plans		Pension Benefits		Other Benefits
	2013	2012	2013	2012	2013	2012
Discount rate	4.21%	5.05%	4.04%	5.05%	4.04%	5.05%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	N/A	N/A
Expected return on plan assets	N/A	N/A	7.75%	7.75%	4.70%	4.70%
The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2013. During the first nine months of fiscal 2013, we contributed $21.0 million to our defined benefit plans and we anticipate contributing approximately $12 million during the remainder of the fiscal year.
We contributed $19.5 million to our other post-retirement benefit plans during the nine months ended June 30, 2013. We expect to contribute a total of approximately $5 million to $10 million to these plans during the remainder of the fiscal year.

10.    Commitments and Contingencies
Litigation and Environmental Matters
With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 13 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, except as noted below, there were no material changes in the status of such litigation and environmental-related matters or claims during the nine months ended June 30, 2013.
Kentucky Litigation
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
The investors/working interest owners, on February 25, 2013, and the landowners, on March 19, 2013, each filed with the Supreme Court of Kentucky, separate motions for discretionary review of the opinion of the Court of Appeals. We filed a response to the motion filed by the investors/working owners on March 27, 2013 and to the landowners’ motion on April 17, 2013. The decision of the Court of Appeals will not become final until the appellate process is completed. We had previously accrued what we believed to be an adequate amount for the anticipated resolution of this matter and we will continue to maintain this amount in legal reserves until the appellate process in this case has been completed. We continue to believe that the final outcome will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Tennessee Business License Tax
Atmos Energy, through its affiliate, AEM, has been involved in a dispute with the Tennessee Department of Revenue (TDOR) regarding sales business tax audits over a period of several years. AEM has challenged the assessment of the business tax. With respect to certain issues, AEM and the TDOR filed competing Partial Motions for Summary Judgment with the Chancery Court. On August 2, 2013, the Chancery Court granted the TDOR's Partial Motion for Summary Judgment and denied AEM's Partial Motion for Summary Judgment.  The Company anticipates a decision by the Chancery Court on the remaining issues in fiscal 2014. AEM has been assessed $6.1 million in business taxes and $3.7 million in penalties and interest for the period from December 2002 through March 31, 2012. We believe the final outcome will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Purchase Commitments
AEH has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At June 30, 2013, AEH was committed to purchase 84.9 Bcf within one year, 45.1 Bcf within one to three years and 21.7 Bcf after three years under indexed contracts. AEH is committed to purchase 7.1 Bcf within one year and 0.3 Bcf within one to three years under fixed price contracts with prices ranging from $3.40 to $6.36 per Mcf. Purchases under these contracts totaled $340.9 million and $176.6 million for the three months ended June 30, 2013 and 2012 and $958.2 million and $753.0 million for the nine months ended June 30, 2013 and 2012.
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

Our Mid-Tex Division maintains long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. The estimated commitments under these contracts as of June 30, 2013 are as follows (in thousands):

2013	$32,791
2014	237,444
2015	—
2016	—
2017	—
Thereafter	—
$270,235
Our nonregulated segment maintains long-term contracts related to storage and transportation. The estimated contractual demand fees for contracted storage and transportation under these contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. There were no material changes to the estimated storage and transportation fees for the nine months ended June 30, 2013.
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
As of June 30, 2013, rate cases were in progress in our Colorado and Kentucky service areas, an annual rate filing mechanism was in progress in Louisiana and an infrastructure program filing was in progress in Virginia. These regulatory proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments.

11.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 15 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. During the nine months ended June 30, 2013, there were no material changes in our concentration of credit risk.

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
Income statements for the three and nine month periods ended June 30, 2013 and 2012 by segment are presented in the following tables:

	Three Months Ended June 30, 2013
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$465,982	$26,730	$365,223	$—	$857,935
Intersegment revenues	1,162	47,311	56,585	(105,058)	—
	467,144	74,041	421,808	(105,058)	857,935
Purchased gas cost	227,649	—	418,548	(104,759)	541,438
Gross profit	239,495	74,041	3,260	(299)	316,497
Operating expenses
Operation and maintenance	93,490	17,035	11,034	(301)	121,258
Depreciation and amortization	48,368	8,676	1,085	—	58,129
Taxes, other than income	45,686	4,287	741	—	50,714
Total operating expenses	187,544	29,998	12,860	(301)	230,101
Operating income (loss)	51,951	44,043	(9,600)	2	86,396
Miscellaneous income (expense)	268	(247)	215	(703)	(467)
Interest charges	25,001	8,049	392	(701)	32,741
Income (loss) from continuing operations before income taxes	27,218	35,747	(9,777)	—	53,188
Income tax expense (benefit)	11,401	12,650	(4,337)	—	19,714
Income (loss) from continuing operations	15,817	23,097	(5,440)	—	33,474
Income from discontinued operations, net of tax	—	—	—	—	—
Gain (loss) on sale of discontinued operations, net of tax	5,649	—	(355)	—	5,294
Net income (loss)	$21,466	$23,097	$(5,795)	$—	$38,768
Capital expenditures	$114,606	$78,012	$738	$—	$193,356

	Three Months Ended June 30, 2012
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$315,420	$26,551	$234,443	$—	$576,414
Intersegment revenues	214	40,522	21,807	(62,543)	—
	315,634	67,073	256,250	(62,543)	576,414
Purchased gas cost	120,575	—	224,829	(62,161)	283,243
Gross profit	195,059	67,073	31,421	(382)	293,171
Operating expenses
Operation and maintenance	82,224	16,427	7,777	(383)	106,045
Depreciation and amortization	50,157	7,797	1,002	—	58,956
Taxes, other than income	42,011	3,839	774	—	46,624
Total operating expenses	174,392	28,063	9,553	(383)	211,625
Operating income	20,667	39,010	21,868	1	81,546
Miscellaneous income (expense)	(1,053)	(298)	136	(860)	(2,075)
Interest charges	27,820	7,353	595	(859)	34,909
Income (loss) from continuing operations before income taxes	(8,206)	31,359	21,409	—	44,562
Income tax expense (benefit)	(3,299)	11,215	8,632	—	16,548
Income (loss) from continuing operations	(4,907)	20,144	12,777	—	28,014
Income from discontinued operations, net of tax	3,118	—	—	—	3,118
Net income (loss)	$(1,789)	$20,144	$12,777	$—	$31,132
Capital expenditures	$149,531	$34,191	$2,529	$—	$186,251

	Nine Months Ended June 30, 2013
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,035,712	$65,084	$1,100,290	$—	$3,201,086
Intersegment revenues	3,395	131,486	150,360	(285,241)	—
	2,039,107	196,570	1,250,650	(285,241)	3,201,086
Purchased gas cost	1,172,975	—	1,200,624	(284,123)	2,089,476
Gross profit	866,132	196,570	50,026	(1,118)	1,111,610
Operating expenses
Operation and maintenance	266,570	48,745	24,679	(1,123)	338,871
Depreciation and amortization	146,059	25,756	3,073	—	174,888
Taxes, other than income	132,029	12,513	1,813	—	146,355
Total operating expenses	544,658	87,014	29,565	(1,123)	660,114
Operating income	321,474	109,556	20,461	5	451,496
Miscellaneous income (expense)	2,728	(473)	1,791	(2,103)	1,943
Interest charges	74,228	22,777	1,687	(2,098)	96,594
Income from continuing operations before income taxes	249,974	86,306	20,565	—	356,845
Income tax expense	94,874	30,574	8,235	—	133,683
Income from continuing operations	155,100	55,732	12,330	—	223,162
Income from discontinued operations, net of tax	7,202	—	—	—	7,202
Gain (loss) on sale of discontinued operations, net of tax	5,649	—	(355)	—	5,294
Net income	$167,951	$55,732	$11,975	$—	$235,658
Capital expenditures	$391,942	$189,051	$1,480	$—	$582,473

	Nine Months Ended June 30, 2012
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,862,053	$66,421	$957,443	$—	$2,885,917
Intersegment revenues	761	115,448	113,746	(229,955)	—
	1,862,814	181,869	1,071,189	(229,955)	2,885,917
Purchased gas cost	1,011,832	—	1,028,592	(228,857)	1,811,567
Gross profit	850,982	181,869	42,597	(1,098)	1,074,350
Operating expenses
Operation and maintenance	262,255	49,239	19,597	(1,102)	329,989
Depreciation and amortization	151,042	23,240	2,460	—	176,742
Taxes, other than income	130,232	11,538	2,400	—	144,170
Total operating expenses	543,529	84,017	24,457	(1,102)	650,901
Operating income	307,453	97,852	18,140	4	423,449
Miscellaneous income (expense)	(2,327)	(634)	739	(1,363)	(3,585)
Interest charges	84,775	22,176	1,686	(1,359)	107,278
Income from continuing operations before income taxes	220,351	75,042	17,193	—	312,586
Income tax expense	86,282	26,864	6,958	—	120,104
Income from continuing operations	134,069	48,178	10,235	—	192,482
Income from discontinued operations, net of tax	16,268	—	—	—	16,268
Net income	$150,337	$48,178	$10,235	$—	$208,750
Capital expenditures	$392,666	$97,182	$7,526	$—	$497,374

Balance sheet information at June 30, 2013 and September 30, 2012 by segment is presented in the following tables.

	June 30, 2013
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$4,646,302	$1,134,633	$60,280	$—	$5,841,215
Investment in subsidiaries	819,806	—	(2,096)	(817,710)	—
Current assets
Cash and cash equivalents	5,870	—	26,109	—	31,979
Assets from risk management activities	2,015	—	11,996	—	14,011
Other current assets	413,030	15,941	503,007	(295,715)	636,263
Intercompany receivables	685,107	—	—	(685,107)	—
Total current assets	1,106,022	15,941	541,112	(980,822)	682,253
Intangible assets	—	—	131	—	131
Goodwill	573,550	132,422	34,711	—	740,683
Noncurrent assets from risk management activities	85,467	—	—	—	85,467
Deferred charges and other assets	426,179	18,380	8,490	—	453,049
	$7,657,326	$1,301,376	$642,628	$(1,798,532)	$7,802,798
CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,581,444	$383,895	$435,911	$(819,806)	$2,581,444
Long-term debt	2,455,593	—	—	—	2,455,593
Total capitalization	5,037,037	383,895	435,911	(819,806)	5,037,037
Current liabilities
Current maturities of long-term debt	—	—	—	—	—
Short-term debt	419,298	—	—	(277,300)	141,998
Liabilities from risk management activities	1,094	—	3	—	1,097
Other current liabilities	446,483	9,983	137,338	(16,319)	577,485
Intercompany payables	—	627,933	57,174	(685,107)	—
Total current liabilities	866,875	637,916	194,515	(978,726)	720,580
Deferred income taxes	909,925	278,898	8,451	—	1,197,274
Noncurrent liabilities from risk management activities	—	—	2,064	—	2,064
Regulatory cost of removal obligation	360,578	—	—	—	360,578
Deferred credits and other liabilities	482,911	667	1,687	—	485,265
	$7,657,326	$1,301,376	$642,628	$(1,798,532)	$7,802,798

	September 30, 2012
	Natural Gas Distribution	Regulated Transmission and Storage	Nonregulated	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$4,432,017	$979,443	$64,144	$—	$5,475,604
Investment in subsidiaries	747,496	—	(2,096)	(745,400)	—
Current assets
Cash and cash equivalents	12,787	—	51,452	—	64,239
Assets from risk management activities	6,934	—	17,773	—	24,707
Other current assets	546,187	11,788	404,097	(223,056)	739,016
Intercompany receivables	636,557	—	—	(636,557)	—
Total current assets	1,202,465	11,788	473,322	(859,613)	827,962
Intangible assets	—	—	164	—	164
Goodwill	573,550	132,422	34,711	—	740,683
Noncurrent assets from risk management activities	2,283	—	—	—	2,283
Deferred charges and other assets	417,893	24,353	6,733	—	448,979
	$7,375,704	$1,148,006	$576,978	$(1,605,013)	$7,495,675
CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$2,359,243	$328,161	$419,335	$(747,496)	$2,359,243
Long-term debt	1,956,305	—	—	—	1,956,305
Total capitalization	4,315,548	328,161	419,335	(747,496)	4,315,548
Current liabilities
Current maturities of long-term debt	—	—	131	—	131
Short-term debt	782,719	—	—	(211,790)	570,929
Liabilities from risk management activities	85,366	—	15	—	85,381
Other current liabilities	526,089	12,478	90,116	(9,170)	619,513
Intercompany payables	—	584,578	51,979	(636,557)	—
Total current liabilities	1,394,174	597,056	142,241	(857,517)	1,275,954
Deferred income taxes	789,288	220,647	5,148	—	1,015,083
Noncurrent liabilities from risk management activities	—	—	9,206	—	9,206
Regulatory cost of removal obligation	381,164	—	—	—	381,164
Deferred credits and other liabilities	495,530	2,142	1,048	—	498,720
	$7,375,704	$1,148,006	$576,978	$(1,605,013)	$7,495,675

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Atmos Energy Corporation
We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation and subsidiaries as of June 30, 2013, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended June 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management.
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
August 7, 2013

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
OVERVIEW
Atmos Energy and our subsidiaries are engaged primarily in the regulated natural gas distribution and transportation and storage businesses as well as other nonregulated natural gas businesses. We distribute natural gas through sales and transportation arrangements to approximately three million residential, commercial, public authority and industrial customers throughout our six regulated natural gas distribution divisions, which at June 30, 2013 covered service areas located in eight states. In addition, we transport natural gas for others through our regulated distribution and pipeline systems. On April 1, 2013, we completed the divestiture of our natural gas distribution operations in Georgia, representing approximately 64,000 customers.
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
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the nine months ended June 30, 2013.
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
However, we anticipate that rate design changes, implemented upon the completion of our most recent rate cases in our Mid-Tex and West Texas Divisions during the first quarter of fiscal 2013, will change this trend. The rate design approved in these regulatory proceedings includes an increase to the customer base charge and a decrease in the consumption charge applied to customer usage. The effect of this change in rate design allows our rates to be more closely aligned with the natural gas distribution industry standard rate design. In addition, we anticipate these divisions, which represent approximately 50 percent of the operating income for our natural gas distribution segment, will earn their operating income more ratably over the fiscal year as we are now less dependent on customer consumption. Thus, as expected, we experienced a decline in operating income during the first six months of fiscal 2013 when these rates were implemented. However, the decline experienced during the first six months was partially offset by higher operating income in the third fiscal quarter.
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
We reported net income of $38.8 million, or $0.42 per diluted share for the three months ended June 30, 2013 compared with net income of $31.1 million, or $0.34 per diluted share in the prior-year quarter. Excluding the impact of unrealized margins, diluted earnings per share increased $0.16 compared with the prior-year quarter. During the nine months ended June 30, 2013 we earned $235.7 million or $2.57 per diluted share, compared with $208.8 million, or $2.28 per diluted share in the prior-year period. Excluding the impact of unrealized margins, diluted earnings per share increased $0.26 compared with the prior-year period. The quarter-over-quarter increase in net income, excluding unrealized margins, was primarily due to the aforementioned rate design changes in our natural gas distribution Texas service areas combined with increased consumption during the fiscal third quarter. The period-over-period increase reflects higher gross profit attributable to current year rate increases in our Kentucky/Mid-States, Colorado-Kansas, Mississippi and Louisiana divisions, recent rate increases approved in our regulated transmission and storage segment and improved asset optimization margins in our nonregulated segment, coupled with lower interest expense.
We completed the sale of our Georgia natural gas distribution operations on April 1, 2013 to Liberty Energy (Georgia) Corp., an affiliate of Algonquin Power & Utilities Corp. for a cash price of approximately $153 million. The proposed sale was previously announced on August 8, 2012. In connection with the sale, we recognized a net of tax gain of $5.3 million. Accordingly, the results of operations for this service area are shown in discontinued operations for both periods presented. Prior-year results also reflect our Illinois, Iowa and Missouri service areas in discontinued operations. The sale of these three service areas was completed in August 2012. During the nine months ended June 30, 2013, net income from discontinued

operations was $12.5 million, or $0.14 per diluted share and includes the $5.3 million gain on sale of substantially all of our assets in Georgia. Net income from discontinued operations was $16.3 million, or $0.18 per diluted share in the prior-year period.
We also took several steps during the nine months ended June 30, 2013 to further strengthen our balance sheet and borrowing capability. In December 2012, we amended our $750 million revolving credit agreement primarily to (i) increase our borrowing capacity to $950 million while retaining the accordion feature that would allow an increase in borrowing capacity up to $1.2 billion and (ii) to permit same-day funding on base rate loans. We also terminated Atmos Energy Marketing’s $200 million committed and secured credit facility and replaced this facility with two $25 million 364-day bilateral facilities, which should result in a decrease in external credit expense incurred in our nonregulated operations. After giving effect to these changes, we have over $1 billion of working capital funding from four committed revolving credit facilities and one noncommitted revolving credit facility.
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

Consolidated Results
The following table presents our consolidated financial highlights for the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended June 30		Nine Months Ended June 30
	2013	2012	2013	2012
	(In thousands, except per share data)
Operating revenues	$857,935	$576,414	$3,201,086	$2,885,917
Gross profit	316,497	293,171	1,111,610	1,074,350
Operating expenses	230,101	211,625	660,114	650,901
Operating income	86,396	81,546	451,496	423,449
Miscellaneous income (expense)	(467)	(2,075)	1,943	(3,585)
Interest charges	32,741	34,909	96,594	107,278
Income from continuing operations before income taxes	53,188	44,562	356,845	312,586
Income tax expense	19,714	16,548	133,683	120,104
Income from continuing operations	33,474	28,014	223,162	192,482
Income from discontinued operations, net of tax	—	3,118	7,202	16,268
Gain on sale of discontinued operations, net of tax	5,294	—	5,294	—
Net income	$38,768	$31,132	$235,658	$208,750
Diluted net income per share from continuing operations	$0.36	$0.31	$2.43	$2.10
Diluted net income per share from discontinued operations	0.06	0.03	0.14	0.18
Diluted net income per share	$0.42	$0.34	$2.57	$2.28
Our consolidated net income (loss) during the three and nine month periods ended June 30, 2013 and 2012 was earned in each of our business segments as follows:

	Three Months Ended June 30
	2013	2012	Change
	(In thousands)
Natural gas distribution segment from continuing operations	$15,817	$(4,907)	$20,724
Regulated transmission and storage segment	23,097	20,144	2,953
Nonregulated segment	(5,440)	12,777	(18,217)
Net income from continuing operations	33,474	28,014	5,460
Net income from discontinued operations	5,294	3,118	2,176
Net income	$38,768	$31,132	$7,636

	Nine Months Ended June 30
	2013	2012	Change
	(In thousands)
Natural gas distribution segment from continuing operations	$155,100	$134,069	$21,031
Regulated transmission and storage segment	55,732	48,178	7,554
Nonregulated segment	12,330	10,235	2,095
Net income from continuing operations	223,162	192,482	30,680
Net income from discontinued operations	12,496	16,268	(3,772)
Net income	$235,658	$208,750	$26,908
Regulated operations contributed 94 percent to our consolidated net income from continuing operations for the nine months ended June 30, 2013. The following tables reflect the segregation of our consolidated net income (loss) and diluted earnings per share between our regulated and nonregulated operations:

	Three Months Ended June 30
	2013	2012	Change
	(In thousands, except per share data)
Regulated operations	$38,914	$15,237	$23,677
Nonregulated operations	(5,440)	12,777	(18,217)
Net income from continuing operations	33,474	28,014	5,460
Net income from discontinued operations	5,294	3,118	2,176
Net income	$38,768	$31,132	$7,636

Diluted EPS from continuing regulated operations	$0.42	$0.17	$0.25
Diluted EPS from nonregulated operations	(0.06)	0.14	(0.20)
Diluted EPS from continuing operations	0.36	0.31	0.05
Diluted EPS from discontinued operations	0.06	0.03	0.03
Consolidated diluted EPS	$0.42	$0.34	$0.08

	Nine Months Ended June 30
	2013	2012	Change
	(In thousands, except per share data)
Regulated operations	$210,832	182,247	$28,585
Nonregulated operations	12,330	10,235	2,095
Net income from continuing operations	223,162	192,482	30,680
Net income from discontinued operations	12,496	16,268	(3,772)
Net income	$235,658	$208,750	$26,908

Diluted EPS from continuing regulated operations	$2.30	$1.99	$0.31
Diluted EPS from nonregulated operations	0.13	0.11	0.02
Diluted EPS from continuing operations	2.43	2.10	0.33
Diluted EPS from discontinued operations	0.14	0.18	(0.04)
Consolidated diluted EPS	$2.57	$2.28	$0.29
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
During the first nine months of fiscal 2013, we completed 12 regulatory proceedings, which should result in a $70.5 million increase in annual operating income. The majority of this rate increase related to our Mid-Tex Division, where rates became effective January 1, 2013. The rate design approved in our Mid-Tex Division and West Texas Division regulatory proceedings includes an increase to the base customer charge and a decrease in the commodity charge applied to customer consumption. The effect of this change in rate design allows the Company’s rates to be more closely aligned with utility industry standard rate design. In addition, we anticipate these divisions will earn their operating income more ratably over the fiscal year as we are now less dependent on customer consumption. Therefore, we anticipate operating income earned during the first and second fiscal quarters to be lower than in previous periods while operating income earned during the third and fourth fiscal quarters to be higher than in previous periods. For fiscal 2013, as expected, we experienced a decline in operating income in the first and second fiscal quarters when these rates became effective. However, this decline was partially offset in the third fiscal quarter with higher operating income compared to the prior-year period.

Three Months Ended June 30, 2013 compared with Three Months Ended June 30, 2012
Financial and operational highlights for our natural gas distribution segment for the three months ended June 30, 2013 and 2012 are presented below.

	Three Months Ended June 30
	2013	2012	Change
	(In thousands, unless otherwise noted)
Gross profit	$239,495	$195,059	$44,436
Operating expenses	187,544	174,392	13,152
Operating income	51,951	20,667	31,284
Miscellaneous income (expense)	268	(1,053)	1,321
Interest charges	25,001	27,820	(2,819)
Income (loss) from continuing operations before income taxes	27,218	(8,206)	35,424
Income tax expense (benefit)	11,401	(3,299)	14,700
Income (loss) from continuing operations	15,817	(4,907)	20,724
Income from discontinued operations, net of tax	—	3,118	(3,118)
Gain on sale of discontinued operations, net of tax	5,649	—	5,649
Net income (loss)	$21,466	$(1,789)	$23,255
Consolidated natural gas distribution sales volumes from continuing operations — MMcf	43,190	32,535	10,655
Consolidated natural gas distribution transportation volumes from continuing operations — MMcf	29,179	29,856	(677)
Consolidated natural gas distribution throughput from continuing operations — MMcf	72,369	62,391	9,978
Consolidated natural gas distribution throughput from discontinued operations — MMcf	—	3,309	(3,309)
Total consolidated natural gas distribution throughput — MMcf	72,369	65,700	6,669
Consolidated natural gas distribution average transportation revenue per Mcf	$0.45	$0.43	$0.02
Consolidated natural gas distribution average cost of gas per Mcf sold	$5.27	$3.73	$1.54
The $44.4 million quarter-over-quarter increase in natural gas distribution gross profit primarily reflects the following:

•	$28.6 million increase from rate design changes and rate increases, primarily in the Mid-Tex and West Texas Divisions.

•	$10.5 million increase due to colder weather experienced across most of our service territories after the weather normalization adjustment period.
The increase in gross profit was partially offset by a $13.2 million increase in operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, primarily due to the following:

•	$4.8 million increase in labor costs primarily due to less labor capitalized in the current year.

•
$2.3 million increase in bad debt expense primarily attributable to an increase in revenue arising from the rate design changes and the temporary suspension of active customer collection activities following the implementation of a new customer information system during the current quarter.

•	$2.6 million increase in pension and postretirement benefit costs.

•	$1.8 million increase primarily associated with higher line locate activities, pipeline and right-of-way maintenance activities.

Miscellaneous income increased $1.3 million, primarily due to higher income earned from performance-based rate (PBR) mechanisms in our Tennessee service area and the implementation of a new PBR in our Mississippi Division.
Interest charges decreased $2.8 million, primarily from interest deferrals associated with our infrastructure spending activities in Texas.

The following table shows our operating income from continuing operations by natural gas distribution division, in order of total rate base, for the three months ended June 30, 2013 and 2012. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended June 30
	2013	2012	Change
	(In thousands)
Mid-Tex	$30,457	$5,845	$24,612
Kentucky/Mid-States	5,498	1,946	3,552
Louisiana	7,543	6,880	663
West Texas	3,678	353	3,325
Mississippi	1,634	1,785	(151)
Colorado-Kansas	2,076	1,466	610
Other	1,065	2,392	(1,327)
Total	$51,951	$20,667	$31,284

Nine Months Ended June 30, 2013 compared with Nine Months Ended June 30, 2012
Financial and operational highlights for our natural gas distribution segment for the nine months ended June 30, 2013 and 2012 are presented below.

	Nine Months Ended June 30
	2013	2012	Change
	(In thousands, unless otherwise noted)
Gross profit	$866,132	$850,982	$15,150
Operating expenses	544,658	543,529	1,129
Operating income	321,474	307,453	14,021
Miscellaneous income (expense)	2,728	(2,327)	5,055
Interest charges	74,228	84,775	(10,547)
Income from continuing operations before income taxes	249,974	220,351	29,623
Income tax expense	94,874	86,282	8,592
Income from continuing operations	155,100	134,069	21,031
Income from discontinued operations, net of tax	7,202	16,268	(9,066)
Gain on sale of discontinued operations, net of tax	5,649	—	5,649
Net income	$167,951	$150,337	$17,614
Consolidated natural gas distribution sales volumes from continuing operations — MMcf	242,066	217,322	24,744
Consolidated natural gas distribution transportation volumes from continuing operations — MMcf	98,608	98,374	234
Consolidated natural gas distribution throughput from continuing operations — MMcf	340,674	315,696	24,978
Consolidated natural gas distribution throughput from discontinued operations — MMcf	4,731	16,646	(11,915)
Total consolidated natural gas distribution throughput — MMcf	345,405	332,342	13,063
Consolidated natural gas distribution average transportation revenue per Mcf	$0.45	$0.44	$0.01
Consolidated natural gas distribution average cost of gas per Mcf sold	$4.86	$4.70	$0.16
The $15.2 million period-over-period increase in natural gas distribution gross profit primarily reflects the following:

•	$12.5 million increase in rates in our Kentucky/Mid-States, Colorado-Kansas, Mississippi and Louisiana divisions.

•	$7.4 million increase due to colder weather, primarily in the Mississippi, Kentucky/Mid-States and Colorado-Kansas divisions.

•	$4.0 million increase in transportation revenues.

These increases were partially offset by a $9.0 million decrease associated with the rate design changes implemented in the Mid-Tex and West Texas divisions in the fiscal first quarter.
The increases in gross profit were partially offset by a $1.1 million increase in operating expenses, primarily due to the following:

•	$6.6 million increase primarily associated with higher line locate activities, pipeline and right-of-way maintenance activities.

•	$4.3 million increase in labor costs primarily due to less labor capitalized in the current year.

•
$2.1 million increase in bad debt expense primarily attributable to an increase in revenue arising from the rate design changes and the temporary suspension of active customer collection activities following the implementation of a new customer information system during the current quarter.

•	$1.8 million increase in pension and postretirement benefit costs.
These increases were partially offset by:

•	$5.6 million decrease in legal and other administrative costs.

•	$5.0 million decrease in depreciation expense due to new depreciation rates approved in the most recent Mid-Tex rate case that went into effect in January 2013.

•	$2.4 million gain realized on the sale of certain investments.
Miscellaneous income increased $5.1 million, primarily due to due to the completion of a periodic review of our PBR mechanism in our Tennessee service area and the implementation of a new PBR program in our Mississippi Division.

Interest charges decreased $10.5 million, primarily from interest deferrals associated with our infrastructure spending activities in Texas.
The following table shows our operating income from continuing operations by natural gas distribution division, in order of total rate base, for the nine months ended June 30, 2013 and 2012. The presentation of our natural gas distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Nine Months Ended June 30
	2013	2012	Change
	(In thousands)
Mid-Tex	$135,747	$142,595	$(6,848)
Kentucky/Mid-States	45,700	32,053	13,647
Louisiana	48,432	44,551	3,881
West Texas	28,264	29,017	(753)
Mississippi	33,072	29,454	3,618
Colorado-Kansas	27,497	23,627	3,870
Other	2,762	6,156	(3,394)
Total	$321,474	$307,453	$14,021
Recent Ratemaking Developments
Significant ratemaking developments that occurred during the nine months ended June 30, 2013 are discussed below. The amounts described below represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling.

Annual net operating income increases totaling $70.5 million resulting from ratemaking activity became effective in the nine months ended June 30, 2013 as summarized below:

Rate Action	Annual Increase to Operating Income
(In thousands)
Rate case filings	$56,700
Infrastructure programs	4,206
Annual rate filing mechanisms	8,244
Other rate activity	1,322
$70,472
Additionally, the following ratemaking efforts were in progress during the third quarter of fiscal 2013 but had not been completed as of June 30, 2013.

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Rate Case(1)	Colorado	$10,891
Kentucky/Mid-States	Rate Case	Kentucky	13,133
Kentucky/Mid-States	Infrastructure Replacement	Virginia	213
Louisiana	Rate Stabilization Clause (2)	LGS	1,570
			$25,807

(1)	This rate case seeks a multi-year step increase in annual operating income of $4.5 million on January 1, 2014, $2.9 million on July 1, 2014 and $3.5 million on July 1, 2015.

(2)	In June 2013, the Company accepted the Staff's recommended adjustments and implemented an annual increase to operating income of $0.9 million effective in rates on July 1, 2013.

On July 15, 2013, the Company filed a rate review mechanism (RRM) in our Mid-Tex Division, requesting a net increase in annual operating income of $17.1 million.
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return to our shareholders and ensure that we continue to deliver reliable, reasonably priced natural gas service to our customers. The following table summarizes the rate cases that were completed during the nine months ended June 30, 2013.

Division	State	Increase in Annual Operating Income	Effective Date
	(In thousands)
2013 Rate Case Filings:
Mid-Tex	Texas	$42,601	12/04/2012
Kentucky/Mid-States	Tennessee	7,530	11/08/2012
West Texas	Texas	6,569	10/01/2012
Total 2013 Rate Case Filings		$56,700
Infrastructure Programs
Infrastructure programs such as the Gas Reliability Infrastructure Program (GRIP) allow natural gas distribution companies the opportunity to include in their rate base annually approved capital costs incurred in the prior calendar year. As of June 30, 2013, we had infrastructure programs approved in Texas, Kansas, Colorado, Kentucky and Virginia. The following table summarizes our infrastructure program filings with effective dates occurring during the nine months ended June 30, 2013.

Division	Period End	Incremental Net Utility Plant Investment	Increase in Annual Operating Income	Effective Date
		(In thousands)	(In thousands)
2013 Infrastructure Programs:
Colorado-Kansas — Kansas	09/2012	$5,376	$601	01/09/2013
Kentucky/Mid-States — Georgia(1)	09/2011	6,519	1,079	10/01/2012
Kentucky/Mid-States — Kentucky	09/2013	19,296	2,425	10/01/2012
Kentucky/Mid-States — Virginia	09/2013	756	101	10/01/2012
Total 2013 Infrastructure Programs		$31,947	$4,206

(1)
On April 1, 2013, we completed the sale of our Georgia operations to Liberty Energy (Georgia) Corp., an affiliate of Algonquin Power & Utilities Corp. The increase in operating income arising from the implementation of the approved infrastructure program is included as a component of discontinued operations through March 31, 2013.

Annual Rate Filing Mechanisms
As an instrument to reduce regulatory lag, annual rate filing mechanisms allow us to refresh our rates on a periodic basis without filing a formal rate case. However, these filings still involve discovery by the appropriate regulatory authorities prior to the final determination of rates under these mechanisms. As of June 30, 2013 we had annual rate filing mechanisms in our Louisiana and Mississippi service areas and in a majority of the service areas in our Mid-Tex Division. These mechanisms are referred to as the Dallas annual rate review (DARR) and rate review mechanism (RRM) in our Mid-Tex Division, stable rate filings in the Mississippi Division and a rate stabilization clause in the Louisiana Division. Discussions are underway regarding a new rate review mechanism processes in our West Texas Division, as was contemplated by the parties in the settlement of the fiscal 2012 rate case. The following annual rate filing mechanisms were completed during the nine months ended June 30, 2013.

Division	Jurisdiction	Test Year Ended	Additional Annual Operating Income	Effective Date
		(In thousands)
2013 Filings:
Mid-Tex	City of Dallas	9/30/2012	$1,800	06/01/2013
Louisiana	TransLa	9/30/2012	2,260	04/01/2013
Kentucky/Mid-States	Georgia(1)	9/30/2013	743	02/01/2013
Mississippi	Mississippi	6/30/2012	3,441	11/01/2012
Total 2013 Filings			$8,244

(1)
On April 1, 2013, we completed the sale of our Georgia operations to Liberty Energy (Georgia) Corp., an affiliate of Algonquin Power & Utilities Corp. The increase in operating income arising from the implementation of new rates is included as a component of discontinued operations through March 31, 2013.

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the nine months ended June 30, 2013:

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

Three Months Ended June 30, 2013 compared with Three Months Ended June 30, 2012
Financial and operational highlights for our regulated transmission and storage segment for the three months ended June 30, 2013 and 2012 are presented below.

	Three Months Ended June 30
	2013	2012	Change
	(In thousands, unless otherwise noted)
Mid-Tex transportation	$47,117	$43,693	$3,424
Third-party transportation	18,122	17,281	841
Storage and park and lend services	1,412	1,484	(72)
Other	7,390	4,615	2,775
Gross profit	74,041	67,073	6,968
Operating expenses	29,998	28,063	1,935
Operating income	44,043	39,010	5,033
Miscellaneous expense	(247)	(298)	51
Interest charges	8,049	7,353	696
Income before income taxes	35,747	31,359	4,388
Income tax expense	12,650	11,215	1,435
Net income	$23,097	$20,144	$2,953
Gross pipeline transportation volumes — MMcf	153,216	146,170	7,046
Consolidated pipeline transportation volumes — MMcf	121,194	118,678	2,516

The $7.0 million increase in regulated transmission and storage gross profit compared to the prior-year quarter was primarily a result of the GRIP filing approved by the RRC during fiscal 2013. On May 7, 2013, the RRC approved the Atmos Pipeline - Texas (APT) GRIP filing with an annual operating income increase of $26.7 million that went into effect with bills rendered on and after May 7, 2013. GRIP filings increased quarter-over-quarter gross profit by $5.6 million.
On June 30, 2013, APT's annual adjustment mechanism expired. The three-year pilot program, approved in fiscal 2011, annually adjusted regulated rates up or down by 75 percent of the difference between APT’s non-regulated annual revenue and a pre-defined base credit. During the fourth quarter of fiscal 2013, APT will request an extension of the annual adjustment mechanism through November 2017.
Operating expenses increased $1.9 million primarily due to increased pipeline maintenance and right-of-way activities.

Nine Months Ended June 30, 2013 compared with Nine Months Ended June 30, 2012
Financial and operational highlights for our regulated transmission and storage segment for the nine months ended June 30, 2013 and 2012 are presented below.

	Nine Months Ended June 30
	2013	2012	Change
	(In thousands, unless otherwise noted)
Mid-Tex transportation	$130,849	$120,150	$10,699
Third-party transportation	47,440	46,529	911
Storage and park and lend services	4,484	5,157	(673)
Other	13,797	10,033	3,764
Gross profit	196,570	181,869	14,701
Operating expenses	87,014	84,017	2,997
Operating income	109,556	97,852	11,704
Miscellaneous expense	(473)	(634)	161
Interest charges	22,777	22,176	601
Income before income taxes	86,306	75,042	11,264
Income tax expense	30,574	26,864	3,710
Net income	$55,732	$48,178	$7,554
Gross pipeline transportation volumes — MMcf	493,721	483,360	10,361
Consolidated pipeline transportation volumes — MMcf	335,036	333,341	1,695

The $14.7 million increase in regulated transmission and storage gross profit compared to the prior-year period was primarily a result of the GRIP filings approved by the RRC during fiscal 2012 and 2013. During fiscal 2012, the Commission approved the Atmos Pipeline - Texas GRIP filing with an annual operating income increase of $14.7 million, effective April 2012. On May 7, 2013, the RRC approved the Atmos Pipeline - Texas GRIP filing with an annual operating income increase of $26.7 million that went into effect with bills rendered on and after May 7, 2013. GRIP filings increased period-over-period gross profit by $13.0 million.

This increase was partially offset by a $3.0 million increase in operating expenses largely attributable to increased depreciation expense as a result of increased capital investments and increased pipeline maintenance and right-of-way activities.
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
AEH utilizes customer-owned or contracted storage capacity to serve its customers. AEH seeks to offset the demand fees paid to contract for storage capacity and to maximize the value of this capacity by selling financial instruments to earn a gross profit margin through the arbitrage of pricing differences in various locations and by recognizing pricing differences that occur over time. Margins earned from these activities and the related storage demand fees are reported as asset optimization margins. Certain of these arrangements are with regulated affiliates, which have been approved by applicable state regulatory commissions.

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

Three Months Ended June 30, 2013 compared with Three Months Ended June 30, 2012
Financial and operating highlights for our nonregulated segment for the three months ended June 30, 2013 and 2012 are presented below.

	Three Months Ended June 30
	2013	2012	Change
	(In thousands, unless otherwise noted)
Realized margins
Gas delivery and related services	$5,945	$9,637	$(3,692)
Storage and transportation services	3,689	3,313	376
Other	846	791	55
	10,480	13,741	(3,261)
Asset optimization(1)	2,476	14,600	(12,124)
Total realized margins	12,956	28,341	(15,385)
Unrealized margins	(9,696)	3,080	(12,776)
Gross profit	3,260	31,421	(28,161)
Operating expenses	12,860	9,553	3,307
Operating income (loss)	(9,600)	21,868	(31,468)
Miscellaneous income	215	136	79
Interest charges	392	595	(203)
Income (loss) from continuing operations before income taxes	(9,777)	21,409	(31,186)
Income tax expense (benefit)	(4,337)	8,632	(12,969)
Income (loss) from continuing operations	(5,440)	12,777	(18,217)
Loss on sale of discontinued operations, net of tax	(355)	—	(355)
Net income (loss)	$(5,795)	$12,777	$(18,572)
Gross nonregulated delivered gas sales volumes — MMcf	97,388	89,682	7,706
Consolidated nonregulated delivered gas sales volumes — MMcf	83,341	79,658	3,683
Net physical position (Bcf)	19.2	30.3	(11.1)

(1)	Net of storage fees of $2.3 million and $4.2 million.

Gross profit decreased $28.2 million compared to the prior-year quarter, primarily as a result of a $15.4 million decrease in realized margins and a $12.8 million decrease in unrealized margins. The decrease in realized margins primarily reflects decreased asset optimization margins primarily due to the timing and magnitude of gains realized on the settlement of financial positions in the prior-year quarter. During the first six months of fiscal 2012, Atmos Energy Holdings took advantage of falling natural gas prices by injecting gas into storage and rolling financial positions forward for settlement in the third and fourth quarters of fiscal 2012. The spreads captured as a result of this activity were higher than the spreads captured from current period asset optimization activities. This decrease was partially offset by a $1.9 million decrease in storage fees as non-essential contracts were not renewed and expiring contracts were renewed at lower rates reflecting the current market for storage.
Realized margins for gas delivery and related services decreased $3.7 million primarily due to a decrease in gas delivery per-unit margins from 11 cents per Mcf in the prior-year quarter to 6 cents per Mcf, partially offset by a five percent increase in consolidated sales volumes. The decrease in per-unit margins reflects increased sales to lower margin customers, primarily asset management customers, where the lower delivered margins are recovered through asset optimization services.  These increased sales contributed to our overall increase in consolidated sales volumes.
Unrealized margins decreased $12.8 million.
Operating expenses increased $3.3 million, primarily due to litigation related expenses.

Nine Months Ended June 30, 2013 compared with Nine Months Ended June 30, 2012
Financial and operational highlights for our nonregulated segment for the nine months ended June 30, 2013 and 2012 are presented below.

	Nine Months Ended June 30
	2013	2012	Change
	(In thousands, unless otherwise noted)
Realized margins
Gas delivery and related services	$31,279	$35,021	$(3,742)
Storage and transportation services	10,806	9,953	853
Other	2,643	2,804	(161)
	44,728	47,778	(3,050)
Asset optimization(1)	(10,625)	(17,039)	6,414
Total realized margins	34,103	30,739	3,364
Unrealized margins	15,923	11,858	4,065
Gross profit	50,026	42,597	7,429
Operating expenses	29,565	24,457	5,108
Operating income	20,461	18,140	2,321
Miscellaneous income	1,791	739	1,052
Interest charges	1,687	1,686	1
Income from continuing operations before income taxes	20,565	17,193	3,372
Income tax expense	8,235	6,958	1,277
Income from continuing operations	12,330	10,235	2,095
Loss on sale of discontinued operations, net of tax	(355)	—	(355)
Net income	$11,975	$10,235	$1,740
Gross nonregulated delivered gas sales volumes — MMcf	306,120	307,800	(1,680)
Consolidated nonregulated delivered gas sales volumes — MMcf	265,791	270,372	(4,581)
Net physical position (Bcf)	19.2	30.3	(11.1)

(1)	Net of storage fees of $11.4 million and $13.7 million.

Gross profit increased $7.4 million compared to the prior-year period primarily as a result of a $3.4 million increase in realized margins and a $4.1 million increase in unrealized margins. The increase in realized margins primarily reflects smaller losses incurred from asset optimization margins.
In the prior-year period, AEH executed a strategy to take advantage of falling natural gas prices by injecting gas into storage to capture incremental physical to forward spread values that were subsequently realized during the fiscal third and fourth quarters of fiscal 2012. As a result, AEH realized significant losses on the settlement of financial positions in the first half of the prior fiscal year. Additionally, in the prior-year period, AEM recorded a $1.7 million charge to write down to market certain natural gas inventory that no longer qualified for fair value hedge accounting.
In the current-year period, AEH experienced smaller realized losses from its asset optimization activities due to more favorable financial trading as market prices declined less in the current-year period against the execution strategy compared to the prior-year period. Additionally, storage fees decreased $2.3 million period over period as non-essential contracts were not renewed and expiring contracts were renewed at lower rates reflecting the current market for storage.
Realized margins for gas delivery, storage and transportation services and other services were $3.1 million less than the prior-year period. The two percent decrease in consolidated sales volumes primarily represents a decrease in industrial sales volumes due to increased competition and power generation sales volumes as coal prices were less expensive than natural gas prices for power generators. The impact of lower sales volumes was compounded by a decrease in per-unit margins from 11 cents per Mcf to 10 cents per Mcf.
Operating expenses increased $5.1 million, primarily due to increased litigation and software support costs, partially offset by reduced employee costs.

Miscellaneous income increased $1.1 million primarily due to a gain realized from the sale of a peaking power facility and related assets during the fiscal first quarter.
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

Cash flows from operating, investing and financing activities for the nine months ended June 30, 2013 and 2012 are presented below.

	Nine Months Ended June 30
	2013	2012	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$509,575	$518,806	$(9,231)
Investing activities	(432,589)	(501,621)	69,032
Financing activities	(109,246)	(120,898)	11,652
Change in cash and cash equivalents	(32,260)	(103,713)	71,453
Cash and cash equivalents at beginning of period	64,239	131,419	(67,180)
Cash and cash equivalents at end of period	$31,979	$27,706	$4,273
Cash flows from operating activities
Period-over-period changes in our operating cash flows are primarily attributable to changes in net income and working capital changes, particularly within our natural gas distribution segment resulting from the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.
For the nine months ended June 30, 2013, we generated cash flow of $509.6 million from operating activities compared with $518.8 million for the nine months ended June 30, 2012. The $9.2 million decrease in operating cash flows primarily reflects the timing of customer collections due to the change in rate design in our Texas natural gas distribution service areas and vendor payments, including lower gas purchases, partially offset by a $16.2 million reduction in pension and postretirement contributions.
Cash flows from investing activities
In recent years, a substantial portion of our cash resources has been used to fund growth projects in our regulated operations, our ongoing construction program and improvements to information technology systems. Our ongoing construction program enables us to enhance the safety and reliability of the systems used to provide natural gas distribution services to our existing customer base, expand our natural gas distribution services into new markets, enhance the integrity of our pipelines and, more recently, expand our intrastate pipeline network. In executing our current regulatory strategy, we are focusing our capital spending in jurisdictions that permit us to earn an adequate return timely on our investment without compromising the safety or reliability of our system. Currently, our Mid-Tex, Louisiana, Mississippi and West Texas natural gas distribution divisions and our Atmos Pipeline–Texas Division have rate tariffs that provide the opportunity to include in their rate base approved capital costs on a periodic basis without being required to file a rate case.
For the nine months ended June 30, 2013, cash used for investing activities was $432.6 million, compared with $501.6 million in the prior-year period. The period-over-period decrease reflects the receipt of $153 million from the sale of our Georgia operations. Capital expenditures increased $85.1 million to $582.5 million during the nine months ended June 30, 2012. The increase primarily reflects spending incurred for the Line W and Line WX expansion projects and increased cathodic protection spending in our regulated transmission and storage segment. Capital expenditures for fiscal 2013 are currently expected to range from $790 million to $810 million.
Cash flows from financing activities

For the nine months ended June 30, 2013, our financing activities used $109.2 million of cash compared with $120.9 million of cash used in the prior-year period. Current year cash flows from financing activities were significantly influenced by the issuance of $500 million 4.15% 30-year unsecured senior notes on January 11, 2013. We used a portion of the net cash proceeds of $493.8 million to repay a $260 million short-term financing facility executed in fiscal 2012 and to settle, for $66.6 million, three Treasury Locks associated with the issuance and to reduce short-term debt borrowings by $167.2 million.

The following table summarizes our share issuances for the nine months ended June 30, 2013 and 2012.

	Nine Months Ended June 30
	2013	2012
Shares issued:
1998 Long-Term Incentive Plan	531,372	414,778
Outside Directors Stock-for-Fee Plan	1,599	1,823
Total shares issued	532,971	416,601
The year-over-year increase in the number of shares issued primarily reflects the type of awards that were issued from the 1998 Long-Term Incentive Plan in each period. In the current-year period, employees were issued restricted stock units, for which we issued new shares. In the prior-year period, employees were issued restricted stock awards, which were held in trust and did not require the issuance of new shares. For the nine months ended June 30, 2013 and 2012, we canceled and retired 133,351 and 152,427 shares attributable to federal withholdings on equity awards. For the nine months ended June 30, 2012, we repurchased and retired 387,991 shares through our 2011 share repurchase program.
Credit Facilities
Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business and the level of our capital expenditures. Changes in the price of natural gas, the amount of natural gas we need to supply to meet our customers’ needs and our capital spending activities could significantly affect our borrowing requirements. However, our short-term borrowings typically reach their highest levels in the winter months.
We finance our short-term borrowing requirements through a combination of a $750.0 million commercial paper program, four committed revolving credit facilities and one uncommitted revolving credit facility with third-party lenders that provide approximately $1.0 billion of working capital funding. As of June 30, 2013, the amount available to us under our credit facilities, net of outstanding letters of credit, was $879.8 million.
Shelf Registration
On March 28, 2013, we filed a registration statement with the United States Securities and Exchange Commission to issue, from time to time, up to $1.75 billion in common stock and/or debt securities available for issuance, which replaced our registration statement that expired on March 31, 2013. As of June 30, 2013, $1.75 billion was available under the shelf registration statement.
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
Our debt is rated by three rating agencies: Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings, Ltd. (Fitch). As of June 30, 2013, all three ratings agencies maintained a stable outlook. Our current debt ratings are all considered investment grade and are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of June 30, 2013. Our debt covenants are described in greater detail in Note 7 to the unaudited condensed consolidated financial statements.
Capitalization
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of June 30, 2013, September 30, 2012 and June 30, 2012:

	June 30, 2013		September 30, 2012		June 30, 2012
	(In thousands, except percentages)
Short-term debt(1)	$141,998	2.7%	$570,929	11.7%	$213,491	4.5%
Long-term debt	2,455,593	47.4%	1,956,436	40.0%	2,206,420	46.2%
Shareholders’ equity	2,581,444	49.9%	2,359,243	48.3%	2,354,925	49.3%
Total	$5,179,035	100.0%	$4,886,608	100.0%	$4,774,836	100.0%

(1)
Short-term debt at September 30, 2012 included $260 million outstanding related to a short-term facility we used to redeem our $250 million 5.125% Senior notes in August 2012. The balance outstanding under this short-term facility was repaid in January 2013.

Total debt as a percentage of total capitalization, including short-term debt, was 50.1 percent at June 30, 2013, 51.7 percent at September 30, 2012 and 50.7 percent at June 30, 2012. Our ratio of total debt to capitalization is typically greater during the winter heating season as we incur short-term debt to fund natural gas purchases and meet our working capital requirements. We intend to maintain our debt to capitalization ratio in a target range of 50 to 55 percent.

Contractual Obligations and Commercial Commitments
Significant commercial commitments are described in Note 10 to the unaudited condensed consolidated financial statements. There were no significant changes in our contractual obligations and commercial commitments during the nine months ended June 30, 2013.

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
The following table shows the components of the change in fair value of our natural gas distribution segment’s financial instruments for the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended June 30		Nine Months Ended June 30
	2013	2012	2013	2012
	(In thousands)
Fair value of contracts at beginning of period	$40,126	$(47,532)	$(76,260)	$(79,277)
Contracts realized/settled	81	(351)	2,610	(31,888)
Fair value of new contracts	541	1,251	1,554	874
Other changes in value	45,640	(46,227)	158,484	17,432
Fair value of contracts at end of period	$86,388	$(92,859)	$86,388	$(92,859)
The fair value of our natural gas distribution segment’s financial instruments at June 30, 2013 is presented below by time period and fair value source:

	Fair Value of Contracts at June 30, 2013
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$921	$85,467	$—	$—	$86,388
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$921	$85,467	$—	$—	$86,388
The following table shows the components of the change in fair value of our nonregulated segment’s financial instruments for the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended June 30		Nine Months Ended June 30
	2013	2012	2013	2012
	(In thousands)
Fair value of contracts at beginning of period	$(4,019)	$(2,574)	$(15,123)	$(25,050)
Contracts realized/settled	(2,193)	(7,066)	10,051	24,162
Fair value of new contracts	—	—	—	—
Other changes in value	1,889	5,080	749	(3,672)
Fair value of contracts at end of period	(4,323)	(4,560)	(4,323)	(4,560)
Netting of cash collateral	14,252	5,684	14,252	5,684
Cash collateral and fair value of contracts at period end	$9,929	$1,124	$9,929	$1,124

The fair value of our nonregulated segment’s financial instruments at June 30, 2013 is presented below by time period and fair value source:

	Fair Value of Contracts at June 30, 2013
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(2,259)	$(1,975)	$(89)	$—	$(4,323)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(2,259)	$(1,975)	$(89)	$—	$(4,323)
Pension and Postretirement Benefits Obligations
For the nine months ended June 30, 2013 and 2012, our total net periodic pension and other benefits costs were $59.8 million and $51.9 million. A substantial portion of those costs relating to our natural gas distribution operations are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.
Our fiscal 2013 costs were determined using a September 30, 2012 measurement date. As of September 30, 2012, interest and corporate bond rates utilized to determine our discount rates were lower than the interest and corporate bond rates as of September 30, 2011, the measurement date for our fiscal 2012 net periodic cost. Accordingly, we decreased our discount rate used to determine our fiscal 2013 pension and benefit costs to 4.04 percent. The expected return on our pension plan assets remained at 7.75 percent, based on historical experience and the current market projection of the target asset allocation. Accordingly, our fiscal 2013 pension and postretirement medical costs for the nine months ended June 30, 2013 were higher than the prior-year period.
The amounts with which we fund our defined benefit plans are determined in accordance with the Pension Protection Act of 2006 (PPA) and are influenced by the funded position of the plans when the funding requirements are determined on January 1 of each year. For the nine months ended June 30, 2013 we contributed $21.0 million to our defined benefit plans. Based upon the most recent evaluation, we anticipate contributing a total of between $30 million and $40 million to our defined benefit plans in fiscal 2013. Further, we will consider whether an additional voluntary contribution is prudent to maintain certain PPA funding thresholds. For the nine months ended June 30, 2013 we contributed $19.5 million to our postretirement medical plans. We anticipate contributing a total of between $25 million and $30 million to these plans during fiscal 2013.
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

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our natural gas distribution, regulated transmission and storage and nonregulated segments for the three and nine month periods ended June 30, 2013 and 2012.
Natural Gas Distribution Sales and Statistical Data — Continuing Operations

	Three Months Ended June 30		Nine Months Ended June 30
	2013	2012	2013	2012
METERS IN SERVICE, end of period
Residential	2,751,599	2,792,823	2,751,599	2,792,823
Commercial	246,286	254,603	246,286	254,603
Industrial	1,502	2,168	1,502	2,168
Public authority and other	9,990	10,202	9,990	10,202
Total meters	3,009,377	3,059,796	3,009,377	3,059,796

INVENTORY STORAGE BALANCE — Bcf(1)	33.7	40.3	33.7	40.3
SALES VOLUMES — MMcf(2)
Gas sales volumes
Residential	22,668	14,299	143,920	126,204
Commercial	15,198	13,424	76,919	70,894
Industrial	3,408	3,163	12,891	12,533
Public authority and other	1,916	1,649	8,336	7,691
Total gas sales volumes	43,190	32,535	242,066	217,322
Transportation volumes	32,458	30,928	106,405	101,773
Total throughput	75,648	63,463	348,471	319,095
OPERATING REVENUES (000’s)(2)
Gas sales revenues
Residential	$289,363	$185,910	$1,301,264	$1,191,268
Commercial	126,925	92,017	556,194	503,737
Industrial	19,303	11,975	65,059	58,997
Public authority and other	12,970	7,493	51,120	46,492
Total gas sales revenues	448,561	297,395	1,973,637	1,800,494
Transportation revenues	14,253	12,744	47,486	42,273
Other gas revenues	4,330	5,495	17,984	20,047
Total operating revenues	$467,144	$315,634	$2,039,107	$1,862,814
Average transportation revenue per Mcf(1)	$0.44	$0.43	$0.45	$0.43
Average cost of gas per Mcf sold(1)	$5.27	$3.73	$4.86	$4.70
See footnotes following these tables.

Natural Gas Distribution Sales and Statistical Data — Discontinued Operations

	Three Months Ended June 30		Nine Months Ended June 30
	2013	2012	2013	2012
Meters in service, end of period	—	146,484	—	146,484
Sales volumes — MMcf
Total gas sales volumes	—	1,570	3,611	10,365
Transportation volumes	—	1,739	1,120	6,281
Total throughput	—	3,309	4,731	16,646

Operating revenues (000’s)	$—	$18,162	$37,962	$103,107
Regulated Transmission and Storage and Nonregulated Operations Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2013	2012	2013	2012
CUSTOMERS, end of period
Industrial	750	797	750	797
Municipal	133	141	133	141
Other	432	433	432	433
Total	1,315	1,371	1,315	1,371
NONREGULATED INVENTORY STORAGE
BALANCE — Bcf	22.2	33.3	22.2	33.3
REGULATED TRANSMISSION AND
STORAGE VOLUMES — MMcf(2)	153,216	146,170	493,721	483,360
NONREGULATED DELIVERED GAS SALES
VOLUMES — MMcf(2)	97,388	89,682	306,120	307,800
OPERATING REVENUES (000’s)(2)
Regulated transmission and storage	$74,041	$67,073	$196,570	$181,869
Nonregulated	421,808	256,250	1,250,650	1,071,189
Total operating revenues	$495,849	$323,323	$1,447,220	$1,253,058
Notes to preceding tables:

(1)	Statistics are shown on a consolidated basis.

(2)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.
RECENT ACCOUNTING DEVELOPMENTS
Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. During the nine months ended June 30, 2013, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the

Company’s disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, we implemented a new customer information system, which required modifications to our existing system of internal control over financial reporting due to technical changes in the accounting software system. The implementation of our new customer information system is part of our continuing effort to enhance the design and documentation of our internal control processes to ensure that our internal control over financial reporting continues to function effectively. Other than such system implementation, there were no changes in our internal control over financial reporting during the third quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the nine months ended June 30, 2013, except as noted in Note 10 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 13 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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
Date: August 7, 2013

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