Form 10-Q
period 2015-03-31
ATMOS ENERGY CORP
filed 2015-05-06
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2015.

Class	Shares Outstanding
No Par Value	101,018,788

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated other comprehensive income
Bcf	Billion cubic feet
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Ltd.
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	September 30, 2014
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$8,789,599	$8,447,700
Less accumulated depreciation and amortization	1,763,521	1,721,794
Net property, plant and equipment	7,026,078	6,725,906
Current assets
Cash and cash equivalents	95,525	42,258
Accounts receivable, net	511,830	343,400
Gas stored underground	143,154	278,917
Other current assets	67,128	111,265
Total current assets	817,637	775,840
Goodwill	742,029	742,029
Deferred charges and other assets	340,900	350,929
	$8,926,644	$8,594,704
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding: March 31, 2015 — 100,986,227 shares; September 30, 2014 — 100,388,092 shares	$505	$502
Additional paid-in capital	2,192,100	2,180,151
Retained earnings	1,075,177	917,972
Accumulated other comprehensive loss	(128,088)	(12,393)
Shareholders’ equity	3,139,694	3,086,232
Long-term debt	2,455,217	2,455,986
Total capitalization	5,594,911	5,542,218
Current liabilities
Accounts payable and accrued liabilities	295,589	308,086
Other current liabilities	497,927	405,869
Short-term debt	224,986	196,695
Total current liabilities	1,018,502	910,650
Deferred income taxes	1,338,755	1,286,616
Regulatory cost of removal obligation	441,655	445,387
Pension and postretirement liabilities	350,889	340,963
Deferred credits and other liabilities	181,932	68,870
	$8,926,644	$8,594,704
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2015	2014
	(Unaudited) (In thousands, except per share data)
Operating revenues
Regulated distribution segment	$1,130,613	$1,290,960
Regulated pipeline segment	91,730	73,615
Nonregulated segment	438,322	758,215
Intersegment eliminations	(120,597)	(157,936)
	1,540,068	1,964,854
Purchased gas cost
Regulated distribution segment	724,378	905,772
Regulated pipeline segment	—	—
Nonregulated segment	415,416	720,626
Intersegment eliminations	(120,464)	(157,821)
	1,019,330	1,468,577
Gross profit	520,738	496,277
Operating expenses
Operation and maintenance	133,460	124,675
Depreciation and amortization	68,022	61,307
Taxes, other than income	69,046	60,215
Total operating expenses	270,528	246,197
Operating income	250,210	250,080
Miscellaneous expense	(1,561)	(1,516)
Interest charges	27,447	31,601
Income before income taxes	221,202	216,963
Income tax expense	83,518	83,596
Net income	$137,684	$133,367
Basic net income per share	$1.35	$1.38
Diluted net income per share	$1.35	$1.38
Cash dividends per share	$0.39	$0.37
Weighted average shares outstanding:
Basic	101,746	96,174
Diluted	101,746	96,176
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended March 31
	2015	2014
	(Unaudited) (In thousands, except per share data)
Operating revenues
Regulated distribution segment	$1,977,385	$2,134,825
Regulated pipeline segment	175,297	144,956
Nonregulated segment	900,610	1,194,646
Intersegment eliminations	(254,459)	(265,715)
	2,798,833	3,208,712
Purchased gas cost
Regulated distribution segment	1,247,338	1,450,466
Regulated pipeline segment	—	—
Nonregulated segment	861,665	1,138,491
Intersegment eliminations	(254,193)	(265,479)
	1,854,810	2,323,478
Gross profit	944,023	885,234
Operating expenses
Operation and maintenance	252,042	240,432
Depreciation and amortization	135,615	121,776
Taxes, other than income	118,431	102,226
Total operating expenses	506,088	464,434
Operating income	437,935	420,800
Miscellaneous expense	(3,268)	(3,648)
Interest charges	57,211	63,716
Income before income taxes	377,456	353,436
Income tax expense	142,177	133,053
Net income	235,279	220,383
Basic net income per share	$2.31	$2.34
Diluted net income per share	$2.31	$2.34
Cash dividends per share	$0.78	$0.74
Weighted average shares outstanding:
Basic	101,667	94,013
Diluted	101,667	94,015
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(Unaudited) (In thousands)
Net income	$137,684	$133,367	$235,279	$220,383
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $484, $(133), $(129) and $1,302	962	(252)	(105)	2,142
Cash flow hedges:
Amortization and unrealized loss on interest rate agreements, net of tax of $(18,778), $(15,546), $(48,546) and $(7,533)	(32,669)	(27,047)	(84,456)	(13,105)
Net unrealized gains (losses) on commodity cash flow hedges, net of tax of $(1,395), $703, $(20,091) and $5,702	(2,182)	1,101	(31,134)	8,919
Total other comprehensive loss	(33,889)	(26,198)	(115,695)	(2,044)
Total comprehensive income	$103,795	$107,169	$119,584	$218,339

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31
	2015	2014
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$235,279	$220,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Charged to depreciation and amortization	135,615	121,776
Charged to other accounts	566	441
Deferred income taxes	131,292	119,710
Other	10,332	10,746
Net assets / liabilities from risk management activities	(29,091)	836
Net change in operating assets and liabilities	56,855	17,089
Net cash provided by operating activities	540,848	490,981
Cash Flows From Investing Activities
Capital expenditures	(441,644)	(359,009)
Other, net	(1,346)	(4,904)
Net cash used in investing activities	(442,990)	(363,913)
Cash Flows From Financing Activities
Net increase (decrease) in short-term debt	21,839	(369,012)
Net proceeds from equity offering	—	390,205
Net proceeds from issuance of long-term debt	493,538	—
Settlement of interest rate agreements	13,364	—
Repayment of long-term debt	(500,000)	—
Cash dividends paid	(78,074)	(71,380)
Repurchase of equity awards	(7,985)	(6,317)
Issuance of common stock	12,727	(23)
Net cash used in financing activities	(44,591)	(56,527)
Net increase in cash and cash equivalents	53,267	70,541
Cash and cash equivalents at beginning of period	42,258	66,199
Cash and cash equivalents at end of period	$95,525	$136,740

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2015
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and our subsidiaries are engaged primarily in the regulated natural gas distribution and pipeline businesses as well as other nonregulated natural gas businesses. Historically, our regulated businesses have generated over 90 percent of our consolidated net income.
Through our regulated distribution business, we deliver natural gas through sales and transportation arrangements to approximately three million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at March 31, 2015, covered service areas located in eight states. In addition, we transport natural gas for others through our distribution system. Our regulated businesses also include our regulated pipeline and storage operations, which include the transportation of natural gas to our North Texas distribution system and the management of our underground storage facilities. Our regulated businesses are subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated distribution divisions operate.
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

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Because of seasonal and other factors, the results of operations for the six-month period ended March 31, 2015 are not indicative of our results of operations for the full 2015 fiscal year, which ends September 30, 2015.
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
During the second quarter of fiscal 2015, we completed our annual goodwill impairment assessment. Based on the assessment performed, we determined that our goodwill was not impaired.
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. The new standard is currently scheduled to become effective for us beginning on October 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB voted to propose to defer the effective date of the new standard by one year. We are currently evaluating the impact this standard may have on our financial position, results of operations and cash flows.
In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard will be effective for us beginning on October 1, 2016, retrospectively. We are currently evaluating the impact this standard may have on our financial position, results of operations and cash flows.

There were no other significant changes to our accounting policies during the six months ended March 31, 2015 that will become applicable to the Company in future periods.
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

Significant regulatory assets and liabilities as of March 31, 2015 and September 30, 2014 included the following:

	March 31, 2015	September 30, 2014
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs(1)	$153,381	$162,777
Merger and integration costs, net	4,461	4,730
Deferred gas costs	2,577	20,069
Rate case costs	1,114	3,757
Infrastructure Mechanisms(2)	45,339	26,948
APT annual adjustment mechanism	—	8,479
Recoverable loss on reacquired debt	17,598	18,877
Other	6,528	4,672
	$230,998	$250,309
Regulatory liabilities:
Deferred gas costs	$135,069	$35,063
Deferred franchise fees	8,175	5,268
Regulatory cost of removal obligation	489,166	490,448
APT annual adjustment mechanism	1,072	—
Other	13,301	14,980
	$646,783	$545,759

(1)	Includes $16.4 million and $18.8 million of pension and postretirement expense deferred pursuant to regulatory authorization.

(2)
Infrastructure mechanisms are regulatory rules in Texas and Louisiana that allow for the deferral of all expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recovered through base rates.

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
Income statements for the three and six month periods ended March 31, 2015 and 2014 by segment are presented in the following tables:

	Three Months Ended March 31, 2015
	Regulated Distribution	Regulated Pipeline	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,128,473	$24,477	$387,118	$—	$1,540,068
Intersegment revenues	2,140	67,253	51,204	(120,597)	—
	1,130,613	91,730	438,322	(120,597)	1,540,068
Purchased gas cost	724,378	—	415,416	(120,464)	1,019,330
Gross profit	406,235	91,730	22,906	(133)	520,738
Operating expenses
Operation and maintenance	103,425	22,842	7,326	(133)	133,460
Depreciation and amortization	55,153	11,747	1,122	—	68,022
Taxes, other than income	62,939	5,238	869	—	69,046
Total operating expenses	221,517	39,827	9,317	(133)	270,528
Operating income	184,718	51,903	13,589	—	250,210
Miscellaneous income (expense)	(937)	(379)	252	(497)	(1,561)
Interest charges	19,313	8,391	240	(497)	27,447
Income before income taxes	164,468	43,133	13,601	—	221,202
Income tax expense	62,615	15,451	5,452	—	83,518
Net income	$101,853	$27,682	$8,149	$—	$137,684
Capital expenditures	$145,990	$34,360	$(19)	$—	$180,331

	Three Months Ended March 31, 2014
	Regulated Distribution	Regulated Pipeline	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,289,429	$21,002	$654,423	$—	$1,964,854
Intersegment revenues	1,531	52,613	103,792	(157,936)	—
	1,290,960	73,615	758,215	(157,936)	1,964,854
Purchased gas cost	905,772	—	720,626	(157,821)	1,468,577
Gross profit	385,188	73,615	37,589	(115)	496,277
Operating expenses
Operation and maintenance	106,776	16,595	1,419	(115)	124,675
Depreciation and amortization	50,020	10,156	1,131	—	61,307
Taxes, other than income	60,606	(1,232)	841	—	60,215
Total operating expenses	217,402	25,519	3,391	(115)	246,197
Operating income	167,786	48,096	34,198	—	250,080
Miscellaneous income (expense)	97	(1,081)	443	(975)	(1,516)
Interest charges	22,828	9,155	593	(975)	31,601
Income before income taxes	145,055	37,860	34,048	—	216,963
Income tax expense	56,312	13,751	13,533	—	83,596
Net income	$88,743	$24,109	$20,515	$—	$133,367
Capital expenditures	$139,555	$39,000	$(113)	$—	$178,442

	Six Months Ended March 31, 2015
	Regulated Distribution	Regulated Pipeline	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,973,877	$45,028	$779,928	$—	$2,798,833
Intersegment revenues	3,508	130,269	120,682	(254,459)	—
	1,977,385	175,297	900,610	(254,459)	2,798,833
Purchased gas cost	1,247,338	—	861,665	(254,193)	1,854,810
Gross profit	730,047	175,297	38,945	(266)	944,023
Operating expenses
Operation and maintenance	190,410	47,457	14,441	(266)	252,042
Depreciation and amortization	110,239	23,129	2,247	—	135,615
Taxes, other than income	106,583	10,103	1,745	—	118,431
Total operating expenses	407,232	80,689	18,433	(266)	506,088
Operating income	322,815	94,608	20,512	—	437,935
Miscellaneous income (expense)	(2,266)	(631)	552	(923)	(3,268)
Interest charges	40,953	16,715	466	(923)	57,211
Income from before income taxes	279,596	77,262	20,598	—	377,456
Income tax expense	106,356	27,545	8,276	—	142,177
Net income	$173,240	$49,717	$12,322	$—	$235,279
Capital expenditures	$312,237	$129,114	$293	$—	$441,644

	Six Months Ended March 31, 2014
	Regulated Distribution	Regulated Pipeline	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,131,861	$42,172	$1,034,679	$—	$3,208,712
Intersegment revenues	2,964	102,784	159,967	(265,715)	—
	2,134,825	144,956	1,194,646	(265,715)	3,208,712
Purchased gas cost	1,450,466	—	1,138,491	(265,479)	2,323,478
Gross profit	684,359	144,956	56,155	(236)	885,234
Operating expenses
Operation and maintenance	196,439	33,895	10,334	(236)	240,432
Depreciation and amortization	99,571	19,942	2,263	—	121,776
Taxes, other than income	97,690	3,431	1,105	—	102,226
Total operating expenses	393,700	57,268	13,702	(236)	464,434
Operating income	290,659	87,688	42,453	—	420,800
Miscellaneous income (expense)	(374)	(2,262)	767	(1,779)	(3,648)
Interest charges	46,153	18,112	1,230	(1,779)	63,716
Income before income taxes	244,132	67,314	41,990	—	353,436
Income tax expense	92,632	23,759	16,662	—	133,053
Net income	$151,500	$43,555	$25,328	$—	$220,383
Capital expenditures	$267,061	$91,921	$27	$—	$359,009

Balance sheet information at March 31, 2015 and September 30, 2014 by segment is presented in the following tables:

	March 31, 2015
	Regulated Distribution	Regulated Pipeline	Nonregulated	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$5,401,722	$1,567,618	$56,738	$—	$7,026,078
Investment in subsidiaries	983,075	—	(2,096)	(980,979)	—
Current assets
Cash and cash equivalents	82,732	—	12,793	—	95,525
Assets from risk management activities	364	—	16,583	—	16,947
Other current assets	514,627	13,710	497,411	(320,583)	705,165
Intercompany receivables	814,495	—	—	(814,495)	—
Total current assets	1,412,218	13,710	526,787	(1,135,078)	817,637
Goodwill	574,816	132,502	34,711	—	742,029
Deferred charges and other assets	320,918	14,592	5,390	—	340,900
	$8,692,749	$1,728,422	$621,530	$(2,116,057)	$8,926,644
CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$3,139,694	$532,329	$450,746	$(983,075)	$3,139,694
Long-term debt	2,455,217	—	—	—	2,455,217
Total capitalization	5,594,911	532,329	450,746	(983,075)	5,594,911
Current liabilities
Short-term debt	529,586	—	—	(304,600)	224,986
Liabilities from risk management activities	5,769	—	—	—	5,769
Other current liabilities	649,355	13,129	139,150	(13,887)	787,747
Intercompany payables	—	783,147	31,348	(814,495)	—
Total current liabilities	1,184,710	796,276	170,498	(1,132,982)	1,018,502
Deferred income taxes	948,589	398,589	(8,423)	—	1,338,755
Noncurrent liabilities from risk management activities	132,305	—	—	—	132,305
Regulatory cost of removal obligation	441,655	—	—	—	441,655
Pension and postretirement liabilities	350,889	—	—	—	350,889
Deferred credits and other liabilities	39,690	1,228	8,709	—	49,627
	$8,692,749	$1,728,422	$621,530	$(2,116,057)	$8,926,644

	September 30, 2014
	Regulated Distribution	Regulated Pipeline	Nonregulated	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$5,202,761	$1,464,572	$58,573	$—	$6,725,906
Investment in subsidiaries	952,171	—	(2,096)	(950,075)	—
Current assets
Cash and cash equivalents	33,303	—	8,955	—	42,258
Assets from risk management activities	23,102	—	22,725	—	45,827
Other current assets	490,408	14,009	526,161	(342,823)	687,755
Intercompany receivables	790,442	—	—	(790,442)	—
Total current assets	1,337,255	14,009	557,841	(1,133,265)	775,840
Goodwill	574,816	132,502	34,711	—	742,029
Noncurrent assets from risk management activities	13,038	—	—	—	13,038
Deferred charges and other assets	309,965	21,826	6,100	—	337,891
	$8,390,006	$1,632,909	$655,129	$(2,083,340)	$8,594,704
CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$3,086,232	$482,612	$469,559	$(952,171)	$3,086,232
Long-term debt	2,455,986	—	—	—	2,455,986
Total capitalization	5,542,218	482,612	469,559	(952,171)	5,542,218
Current liabilities
Short-term debt	522,695	—	—	(326,000)	196,695
Liabilities from risk management activities	1,730	—	—	—	1,730
Other current liabilities	559,765	24,790	142,397	(14,727)	712,225
Intercompany payables	—	763,635	26,807	(790,442)	—
Total current liabilities	1,084,190	788,425	169,204	(1,131,169)	910,650
Deferred income taxes	913,260	361,688	11,668	—	1,286,616
Noncurrent liabilities from risk management activities	20,126	—	—	—	20,126
Regulatory cost of removal obligation	445,387	—	—	—	445,387
Pension and postretirement liabilities	340,963	—	—	—	340,963
Deferred credits and other liabilities	43,862	184	4,698	—	48,744
	$8,390,006	$1,632,909	$655,129	$(2,083,340)	$8,594,704

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic and diluted earnings per share for the three and six months ended March 31, 2015 and 2014 are calculated as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$137,684	$133,367	$235,279	$220,383
Less: Income allocated to participating securities	296	334	520	572
Income available to common shareholders	$137,388	$133,033	$234,759	$219,811
Basic weighted average shares outstanding	101,746	96,174	101,667	94,013
Net income per share - Basic	$1.35	$1.38	$2.31	$2.34
Diluted Earnings Per Share
Net income available to common shareholders	$137,388	$133,033	234,759	219,811
Effect of dilutive stock options and other shares	—	—	—	—
Net income available to common shareholders	$137,388	$133,033	234,759	219,811
Basic weighted average shares outstanding	101,746	96,174	101,667	94,013
Additional dilutive stock options and other shares	—	2	—	2
Diluted weighted average shares outstanding	101,746	96,176	101,667	94,015
Net income per share - Diluted	$1.35	$1.38	$2.31	$2.34

There were no out-of-the-money stock options excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2014 as their exercise price was less than the average market price of the common stock during those periods. As of March 31, 2015 there were no outstanding options.
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
2011 Share Repurchase Program
We did not repurchase any shares during the six months ended March 31, 2015 and 2014 under our 2011 share repurchase program, which is scheduled to end on September 30, 2016.

5.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 5 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Except as noted below, there were no material changes in the terms of our debt instruments during the six months ended March 31, 2015.
Long-term debt
Long-term debt at March 31, 2015 and September 30, 2014 consisted of the following:

	March 31, 2015	September 30, 2014
	(In thousands)
Unsecured 4.95% Senior Notes, due October 2014	$—	$500,000
Unsecured 6.35% Senior Notes, due 2017	250,000	250,000
Unsecured 8.50% Senior Notes, due 2019	450,000	450,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	500,000	—
Medium-term note Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Total long-term debt	2,460,000	2,460,000
Less:
Original issue discount on unsecured senior notes and debentures	4,783	4,014
	$2,455,217	$2,455,986

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
We currently finance our short-term borrowing requirements through a combination of a $1.25 billion commercial paper program, four committed revolving credit facilities and one uncommitted revolving credit facility with third-party lenders. These facilities provide approximately $1.3 billion of working capital funding. At March 31, 2015 and September 30, 2014 a total of $225.0 million and $196.7 million was outstanding under our commercial paper program.
Regulated Operations
We fund our regulated operations as needed, primarily through our commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $1.3 billion of working capital funding, including a five-year $1.25 billion unsecured facility with an accordion feature, which, if utilized would increase the borrowing capacity to $1.5 billion, a $25 million unsecured facility and a $10 million unsecured revolving credit facility, which is used primarily to issue letters of credit. Due to outstanding letters of credit, the total amount available to us under our $10 million revolving credit facility was $4.1 million at March 31, 2015.
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
Nonregulated Operations
Atmos Energy Marketing, LLC (AEM), which is wholly owned by AEH, has one uncommitted $25 million 364-day bilateral credit facility and one committed $15 million 364-day bilateral credit facility that expire in December 2015. These facilities are used primarily to issue letters of credit. Due to outstanding letters of credit, the total amount available to us under these bilateral credit facilities was $34.9 million at March 31, 2015.
AEH has a $500 million intercompany demand credit facility with AEC. This facility bears interest at a rate equal to the one-month LIBOR rate plus 3.00 percent. Applicable state regulatory commissions have approved our use of this facility through December 31, 2015.
Shelf Registration

We filed a shelf registration statement with the Securities and Exchange Commission (SEC) on March 28, 2013 that originally permitted us to issue a total of $1.75 billion in common stock and/or debt securities. At March 31, 2015, $845 million of securities remain available for issuance under the shelf registration statement until March 28, 2016.
Debt Covenants
The availability of funds under our regulated credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At March 31, 2015, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 48 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
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
We were in compliance with all of our debt covenants as of March 31, 2015. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

6.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and six months ended March 31, 2015 and 2014 are presented in the following table. Most of these costs are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our gas distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense. On October 2, 2013, due to the retirement of one of our executive officers, we recognized a settlement loss of $4.5 million associated with our Supplemental Executive Benefits Plan (SEBP). In association with his retirement, on October 2, 2013, we made a $16.8 million benefit payment from the SEBP.

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(In thousands)
Components of net periodic pension cost:
Service cost	$5,051	$4,738	$3,896	$4,196
Interest cost	6,698	6,824	3,597	3,988
Expected return on assets	(6,437)	(5,900)	(1,608)	(1,292)
Amortization of transition obligation	—	—	68	68
Amortization of prior service credit	(47)	(34)	(411)	(362)
Amortization of actuarial loss	3,916	3,930	—	158
Net periodic pension cost	$9,181	$9,558	$5,542	$6,756

	Six Months Ended March 31
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(In thousands)
Components of net periodic pension cost:
Service cost	$10,102	$9,476	$7,792	$8,392
Interest cost	13,397	13,648	7,193	7,976
Expected return on assets	(12,873)	(11,801)	(3,216)	(2,584)
Amortization of transition obligation	—	—	136	136
Amortization of prior service credit	(96)	(68)	(822)	(725)
Amortization of actuarial loss	7,833	7,862	—	316
Settlement loss	—	4,539	—	—
Net periodic pension cost	$18,363	$23,656	$11,083	$13,511

The assumptions used to develop our net periodic pension cost for the three and six months ended March 31, 2015 and 2014 are as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Discount rate	4.43%	4.95%	4.43%	4.95%
Rate of compensation increase	3.50%	3.50%	N/A	N/A
Expected return on plan assets	7.25%	7.25%	4.60%	4.60%
The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2015. Based on that determination, we are not required to make a minimum contribution to our defined benefit plans. However, we are planning to make a voluntary contribution between $30 and $35 million during the third quarter of fiscal 2015.
We contributed $10.2 million to our other post-retirement benefit plans during the six months ended March 31, 2015. We expect to contribute a total of approximately $20 million to $25 million to these plans during all of fiscal 2015.
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

7.    Commitments and Contingencies
Litigation and Environmental Matters
With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 10 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, there were no material changes in the status of such litigation and environmental-related matters or claims during the six months ended March 31, 2015.
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
Purchase Commitments
AEH has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At March 31, 2015, AEH was committed to purchase 100.1 Bcf within one year, 24.1 Bcf within one to three years and 0.3 Bcf after three years under indexed contracts. AEH is committed to purchase 5.8 Bcf within one year under fixed price contracts with prices ranging from $2.00 to $4.25 per Mcf. Purchases under these contracts totaled $339.1 million and $621.1 million for the three months ended March 31, 2015 and 2014 and $722.1 million and $971.3 million for the six months ended March 31, 2015 and 2014.
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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at prices indexed to natural gas distribution hubs. At March 31, 2015, we were committed to purchase 42.9 Bcf within one year and 43.6 Bcf within one to three years under indexed contracts. Purchases under these contracts totaled $58.7 million for the three months ended March 31, 2015 and $113.3 million for the six months ended March 31, 2015. There were no long-term supply contracts as of March 31, 2014.
Our nonregulated segment maintains long-term contracts related to storage and transportation. The estimated contractual demand fees for contracted storage and transportation under these contracts as of March 31, 2015 are as follows (in thousands):

2015	$5,390
2016	6,142
2017	4,239
2018	2,687
2019	1,428
Thereafter	1,607
$21,493
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
As of March 31, 2015, a rate case was in progress in our Tennessee service area, annual rate filing mechanisms were in progress in Louisiana and Texas and infrastructure programs were in progress in Texas. These regulatory proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments.

8.    Financial Instruments
We currently use financial instruments in our regulated distribution and nonregulated segments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments, which have been tailored to our regulated distribution and nonregulated segments, and the related accounting for these financial instruments are fully described in Notes 2 and 12 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. During the six months ended March 31, 2015 there were no changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.

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
We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2014-2015 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 37 percent, or 28.2 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.

Nonregulated Commodity Risk Management Activities
Our nonregulated segment is exposed to risks associated with changes in the market price of natural gas through the purchase, sale and delivery of natural gas to its customers at competitive prices. We manage our exposure to such risks through a combination of physical storage and financial instruments, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. Specifically, these operations use financial instruments in the following ways:

•
Gas delivery and related services - Certain financial instruments, designated as cash flow hedges of anticipated purchases and sales at index prices, are used to mitigate the commodity price risk associated with deliveries under fixed-priced forward contracts to either deliver gas to customers or purchase gas from suppliers. These financial instruments have maturity dates ranging from one to 55 months.

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
As of March 31, 2015, we had forward starting interest rate swaps to effectively fix the Treasury yield component associated with the anticipated issuance of $250 million and $450 million unsecured senior notes in fiscal 2017 and fiscal 2019, at 3.37% and 3.78%, which we designated as cash flow hedges at the time the swaps were executed. As of March 31, 2015, we had $18.8 million of net realized losses in accumulated other comprehensive income (AOCI) associated with the settlement of financial instruments used to fix the Treasury yield component of the interest cost of financing various issuances of long-term debt and senior notes, which will be recognized as a component of interest expense over the life of the associated notes from the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2045.

Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and income statements.
As of March 31, 2015, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of March 31, 2015, we had net long/(short) commodity contracts outstanding in the following quantities:

Contract Type	Hedge Designation	Regulated Distribution	Nonregulated
		Quantity (MMcf)
Commodity contracts	Fair Value	—	(14,445)
	Cash Flow	—	62,098
	Not designated	7,533	86,114
		7,533	133,767
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments by operating segment as of March 31, 2015 and September 30, 2014. The gross amounts of recognized assets and liabilities are netted within our unaudited Condensed Consolidated Balance Sheets to the extent that we have netting arrangements with the counterparties.

		Regulated Distribution		Nonregulated
	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
		(In thousands)
March 31, 2015
Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$—	$—	$15,488	$(47,615)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	—	—	170	(11,731)
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	—	(132,305)	—	—
Total		—	(132,305)	15,658	(59,346)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	364	(5,769)	132,609	(127,434)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	—	—	9,921	(7,548)
Total		364	(5,769)	142,530	(134,982)
Gross Financial Instruments		364	(138,074)	158,188	(194,328)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		—	—	(158,188)	158,188
Net Financial Instruments		364	(138,074)	—	(36,140)
Cash collateral		—	—	16,583	36,140
Net Assets/Liabilities from Risk Management Activities		$364	$(138,074)	$16,583	$—

		Regulated Distribution		Nonregulated
	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
		(In thousands)
September 30, 2014
Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$—	$—	$8,912	$(7,082)
Interest rate contracts	Other current assets / Other current liabilities	21,869	—	—	—
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	—	—	757	(2,459)
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	12,608	(19,835)	—	—
Total		34,477	(19,835)	9,669	(9,541)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	1,233	(1,730)	43,677	(47,729)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	430	(291)	15,677	(14,786)
Total		1,663	(2,021)	59,354	(62,515)
Gross Financial Instruments		36,140	(21,856)	69,023	(72,056)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		—	—	(69,023)	69,023
Net Financial Instruments		36,140	(21,856)	—	(3,033)
Cash collateral		—	—	22,725	3,033
Net Assets/Liabilities from Risk Management Activities		$36,140	$(21,856)	$22,725	$—

Impact of Financial Instruments on the Income Statement
Hedge ineffectiveness for our nonregulated segment is recorded as a component of purchased gas cost and primarily results from differences in the location and timing of the derivative instrument and the hedged item. Hedge ineffectiveness could materially affect our results of operations for the reported period. For the three months ended March 31, 2015 and 2014 we recognized losses arising from fair value and cash flow hedge ineffectiveness of $2.3 million and $3.7 million. For the six months ended March 31, 2015 and 2014 we recognized a gain (loss) arising from fair value and cash flow hedge ineffectiveness of $(4.5) million and $1.4 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.

Fair Value Hedges
The impact of our nonregulated commodity contracts designated as fair value hedges and the related hedged item on our condensed consolidated income statement for the three and six months ended March 31, 2015 and 2014 is presented below.

	Three Months Ended March 31
	2015	2014
	(In thousands)
Commodity contracts	$(7,622)	$3,587
Fair value adjustment for natural gas inventory designated as the hedged item	5,142	(7,450)
Total increase in purchased gas cost	$(2,480)	$(3,863)
The increase in purchased gas cost is comprised of the following:
Basis ineffectiveness	$(678)	$(579)
Timing ineffectiveness	(1,802)	(3,284)
	$(2,480)	$(3,863)

	Six Months Ended March 31
	2015	2014
	(In thousands)
Commodity contracts	$7,469	$(4,974)
Fair value adjustment for natural gas inventory designated as the hedged item	(11,641)	6,329
Total (increase) decrease in purchased gas cost	$(4,172)	$1,355
The (increase) decrease in purchased gas cost is comprised of the following:
Basis ineffectiveness	$309	$(1,199)
Timing ineffectiveness	(4,481)	2,554
	$(4,172)	$1,355
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

Cash Flow Hedges
The impact of cash flow hedges on our condensed consolidated income statements for the three and six months ended March 31, 2015 and 2014 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transaction. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

	Three Months Ended March 31, 2015
	Regulated Distribution	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI for effective portion of commodity contracts	$—	$(13,078)	$(13,078)
Gain arising from ineffective portion of commodity contracts	—	163	163
Total impact on purchased gas cost	—	(12,915)	(12,915)
Net loss on settled interest rate agreements reclassified from AOCI into interest expense	(136)	—	(136)
Total Impact from Cash Flow Hedges	$(136)	$(12,915)	$(13,051)

	Three Months Ended March 31, 2014
	Regulated Distribution	Nonregulated	Consolidated
	(In thousands)
Gain reclassified from AOCI for effective portion of commodity contracts	$—	$7,184	$7,184
Gain arising from ineffective portion of commodity contracts	—	142	142
Total impact on purchased gas cost	—	7,326	7,326
Net loss on settled interest rate agreements reclassified from AOCI into interest expense	(1,057)	—	(1,057)
Total Impact from Cash Flow Hedges	$(1,057)	$7,326	$6,269

	Six Months Ended March 31, 2015
	Regulated Distribution	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI for effective portion of commodity contracts	$—	$(12,734)	$(12,734)
Loss arising from ineffective portion of commodity contracts	—	(327)	(327)
Total impact on purchased gas cost	—	(13,061)	(13,061)
Net loss on settled interest rate agreements reclassified from AOCI into interest expense	(580)	—	(580)
Total Impact from Cash Flow Hedges	$(580)	$(13,061)	$(13,641)

	Six Months Ended March 31, 2014
	Regulated Distribution	Nonregulated	Consolidated
	(In thousands)
Gain reclassified from AOCI for effective portion of commodity contracts	$—	$4,574	$4,574
Gain arising from ineffective portion of commodity contracts	—	24	24
Total impact on purchased gas cost	—	4,598	4,598
Net loss on settled interest rate agreements reclassified from AOCI into interest expense	(2,115)	—	(2,115)
Total Impact from Cash Flow Hedges	$(2,115)	$4,598	$2,483

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and six months ended March 31, 2015 and 2014. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the income statement as incurred.

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$(32,755)	$(27,718)	$(84,824)	$(14,448)
Forward commodity contracts	(10,160)	5,483	(38,902)	11,709
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	86	671	368	1,343
Forward commodity contracts	7,978	(4,382)	7,768	(2,790)
Total other comprehensive income (loss) from hedging, net of tax(1)	$(34,851)	$(25,946)	$(115,590)	$(4,186)

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments, while deferred gains (losses) associated with commodity contracts are recognized in earnings upon settlement. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred gains (losses) recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of March 31, 2015. However, the table below does not include the expected recognition in earnings of our outstanding interest rate agreements as those instruments have not yet settled.

	Interest Rate Agreements	Commodity Contracts	Total
	(In thousands)
Next twelve months	$(347)	$(25,826)	$(26,173)
Thereafter	(18,477)	(6,982)	(25,459)
Total(1)	$(18,824)	$(32,808)	$(51,632)

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.

Financial Instruments Not Designated as Hedges
The impact of financial instruments that have not been designated as hedges on our condensed consolidated income statements for the three months ended March 31, 2015 and 2014 was an (increase) decrease in purchased gas cost of $8.7 million and $(9.3) million. For the six months ended March 31, 2015 and 2014 purchased gas cost (increased) decreased by $9.6 million and $(10.1) million. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.
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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Commodity Contracts Cash Flow Hedges	Total
	(In thousands)
September 30, 2014	$7,662	$(18,381)	$(1,674)	$(12,393)
Other comprehensive income (loss) before reclassifications	(101)	(84,824)	(38,902)	(123,827)
Amounts reclassified from accumulated other comprehensive income	(4)	368	7,768	8,132
Net current-period other comprehensive income (loss)	(105)	(84,456)	(31,134)	(115,695)
March 31, 2015	$7,557	$(102,837)	$(32,808)	$(128,088)

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Commodity Contracts Cash Flow Hedges	Total
	(In thousands)
September 30, 2013	$5,448	$37,906	$(4,476)	$38,878
Other comprehensive income (loss) before reclassifications	2,369	(14,448)	11,709	(370)
Amounts reclassified from accumulated other comprehensive income	(227)	1,343	(2,790)	(1,674)
Net current-period other comprehensive income (loss)	2,142	(13,105)	8,919	(2,044)
March 31, 2014	$7,590	$24,801	$4,443	$36,834

The following tables detail reclassifications out of AOCI for the three and six months ended March 31, 2015 and 2014. Amounts in parentheses below indicate decreases to net income in the statement of income.

Three Months Ended March 31, 2015
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
(In thousands)
Available-for-sale securities	$—	Operation and maintenance expense
	—	Total before tax
	—	Tax expense
	$—	Net of tax
Cash flow hedges
Interest rate agreements	$(136)	Interest charges
Commodity contracts	(13,078)	Purchased gas cost
	(13,214)	Total before tax
	5,150	Tax benefit
	$(8,064)	Net of tax
Total reclassifications	$(8,064)	Net of tax

	Three Months Ended March 31, 2014
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$358	Operation and maintenance expense
	358	Total before tax
	(131)	Tax expense
	$227	Net of tax
Cash flow hedges
Interest rate agreements	$(1,057)	Interest charges
Commodity contracts	7,184	Purchased gas cost
	6,127	Total before tax
	(2,416)	Tax expense
	$3,711	Net of tax
Total reclassifications	$3,938	Net of tax

	Six Months Ended March 31, 2015
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$6	Operation and maintenance expense
	6	Total before tax
	(2)	Tax expense
	$4	Net of tax
Cash flow hedges
Interest rate agreements	$(580)	Interest charges
Commodity contracts	(12,734)	Purchased gas cost
	(13,314)	Total before tax
	5,178	Tax benefit
	$(8,136)	Net of tax
Total reclassifications	$(8,132)	Net of tax

	Six Months Ended March 31, 2014
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$358	Operation and maintenance expense
	358	Total before tax
	(131)	Tax expense
	$227	Net of tax
Cash flow hedges
Interest rate agreements	$(2,115)	Interest charges
Commodity contracts	4,574	Purchased gas cost
	2,459	Total before tax
	(1,012)	Tax expense
	$1,447	Net of tax
Total reclassifications	$1,674	Net of tax

10.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. During the six months ended March 31, 2015, there were no changes in these methods.
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and September 30, 2014. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(2)	March 31, 2015
	(In thousands)
Assets:
Financial instruments
Regulated distribution segment	$—	$364	$—	$—	$364
Nonregulated segment	7	158,181	—	(141,605)	16,583
Total financial instruments	7	158,545	—	(141,605)	16,947
Hedged portion of gas stored underground	36,237	—	—	—	36,237
Available-for-sale securities
Money market funds	—	151	—	—	151
Registered investment companies	46,491	—	—	—	46,491
Bonds	—	33,220	—	—	33,220
Total available-for-sale securities	46,491	33,371	—	—	79,862
Total assets	$82,735	$191,916	$—	$(141,605)	$133,046
Liabilities:
Financial instruments
Regulated distribution segment	$—	$138,074	$—	$—	$138,074
Nonregulated segment	7	194,321	—	(194,328)	—
Total liabilities	$7	$332,395	$—	$(194,328)	$138,074

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(3)	September 30, 2014
	(In thousands)
Assets:
Financial instruments
Regulated distribution segment	$—	$36,140	$—	$—	$36,140
Nonregulated segment	25	68,998	—	(46,298)	22,725
Total financial instruments	25	105,138	—	(46,298)	58,865
Hedged portion of gas stored underground	40,492	—	—	—	40,492
Available-for-sale securities
Money market funds	—	2,185	—	—	2,185
Registered investment companies	44,014	—	—	—	44,014
Bonds	—	33,414	—	—	33,414
Total available-for-sale securities	44,014	35,599	—	—	79,613
Total assets	$84,531	$140,737	$—	$(46,298)	$178,970
Liabilities:
Financial instruments
Regulated distribution segment	$—	$21,856	$—	$—	$21,856
Nonregulated segment	12	72,044	—	(72,056)	—
Total liabilities	$12	$93,900	$—	$(72,056)	$21,856

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

(2)
This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. In addition, as of March 31, 2015, we had $52.7 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $36.1 million was used to offset current and noncurrent risk management liabilities under master netting arrangements and the remaining $16.6 million is classified as current risk management assets.

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

Available-for-sale securities are comprised of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
As of March 31, 2015
Domestic equity mutual funds	$29,275	$9,998	$(76)	$39,197
Foreign equity mutual funds	5,512	1,782	—	7,294
Bonds	33,086	141	(7)	33,220
Money market funds	151	—	—	151
	$68,024	$11,921	$(83)	$79,862
As of September 30, 2014
Domestic equity mutual funds	$26,633	$10,136	$—	$36,769
Foreign equity mutual funds	5,382	1,863	—	7,245
Bonds	33,266	161	(13)	33,414
Money market funds	2,185	—	—	2,185
	$67,466	$12,160	$(13)	$79,613
At March 31, 2015 and September 30, 2014, our available-for-sale securities included $46.6 million and $46.2 million related to assets held in separate rabbi trusts for our supplemental executive benefit plans. At March 31, 2015, we maintained investments in bonds that have contractual maturity dates ranging from June 2015 through September 2020.
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
Other Fair Value Measures
Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our debt as of March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
	(In thousands)
Carrying Amount	$2,460,000	$2,460,000
Fair Value	$2,885,149	$2,769,541
11.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 15 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. During the six months ended March 31, 2015, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Atmos Energy Corporation
We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation and subsidiaries as of March 31, 2015, the related condensed consolidated statements of income and comprehensive income for the three and six-month periods ended March 31, 2015 and 2014, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management.
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
May 6, 2015

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
OVERVIEW
Atmos Energy and our subsidiaries are engaged primarily in the regulated distribution and transportation and storage businesses as well as other nonregulated natural gas businesses. We distribute natural gas through sales and transportation arrangements to approximately three million residential, commercial, public authority and industrial customers throughout our six regulated distribution divisions, which at March 31, 2015 covered service areas located in eight states. In addition, we transport natural gas for others through our regulated distribution and pipeline systems.
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

Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the six months ended March 31, 2015.
RESULTS OF OPERATIONS

Executive Summary
Atmos Energy strives to operate its businesses safely and reliably while delivering superior shareholder value. To achieve this objective, we are investing in our infrastructure and seeking to achieve positive rate outcomes that benefit both our customers and the Company.
Consolidated net income for the six months ended March 31, 2015 increased seven percent period over period. Positive rate outcomes in our regulated businesses and the favorable effect of colder than normal weather more than offset the effect of weather that was warmer than the prior-year period. As of March 31, 2015, we had completed seven regulatory proceedings resulting in a $14.4 million increase in annual operating income and had ten ratemaking efforts in progress seeking $114.4 million of additional annual operating income. Of this amount, $33.4 million was put into effect in our Mid-Tex Division on June 1, 2014, subject to refund, as a result of its 2014 RRM filing. A proposal for decision on the 2014 RRM was received on April 29, 2015, proposing an increase in annual operating income of approximately $32.7 million. We anticipate receiving a final order by the end of the third fiscal quarter.
Colder than normal weather in both fiscal years drove higher than planned consumption and throughput in our regulated operations. Before adjusting for weather normalization mechanisms, weather was 15 percent colder than normal during the second fiscal quarter and 10 percent colder than normal during the six months ended March 31, 2015. However, weather was four percent warmer than the prior-year quarter and eight percent warmer than the prior year six-month period. Therefore, gross profit in our regulated distribution segment decreased $7.9 million and sales volumes decreased eight percent due to decreased customer consumption as a result of warmer weather in the current year. Additionally, a period-over-period reduction in natural gas market volatility reduced realized gross margin in our nonregulated segment by $11.5 million.
Capital expenditures for the first six months of fiscal 2015 were $441.6 million. Approximately 80 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less. We expect our capital expenditures to range between $900 million and $1 billion for fiscal 2015, and we plan to fund our growth through the use of operating cash flows and debt and equity securities, while maintaining a balanced capital structure.
As a result of the continued contribution and stability of our regulated earnings, cash flows and capital structure, our Board of Directors increased the quarterly dividend by 5.4 percent in the first quarter of fiscal 2015.

Consolidated Results
The following table presents our consolidated financial highlights for the three and six months ended March 31, 2015 and 2014:

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(In thousands, except per share data)
Operating revenues	$1,540,068	$1,964,854	$2,798,833	$3,208,712
Gross profit	520,738	496,277	944,023	885,234
Operating expenses	270,528	246,197	506,088	464,434
Operating income	250,210	250,080	437,935	420,800
Miscellaneous expense	(1,561)	(1,516)	(3,268)	(3,648)
Interest charges	27,447	31,601	57,211	63,716
Income before income taxes	221,202	216,963	377,456	353,436
Income tax expense	83,518	83,596	142,177	133,053
Net income	$137,684	$133,367	$235,279	$220,383
Diluted net income per share	$1.35	$1.38	$2.31	$2.34
Our consolidated net income during the three and six month periods ended March 31, 2015 and 2014 was earned in each of our business segments as follows:

	Three Months Ended March 31
	2015	2014	Change
	(In thousands)
Regulated distribution segment	$101,853	$88,743	$13,110
Regulated pipeline segment	27,682	24,109	3,573
Nonregulated segment	8,149	20,515	(12,366)
Net income	$137,684	$133,367	$4,317

	Six Months Ended March 31
	2015	2014	Change
	(In thousands)
Regulated distribution segment	$173,240	$151,500	$21,740
Regulated pipeline segment	49,717	43,555	6,162
Nonregulated segment	12,322	25,328	(13,006)
Net income	$235,279	$220,383	$14,896
Regulated operations represented 94 percent and 95 percent of our consolidated net income for the three and six months ended March 31, 2015. The following tables reflect the segregation of our consolidated net income and diluted earnings per share between our regulated and nonregulated operations:

	Three Months Ended March 31
	2015	2014	Change
	(In thousands, except per share data)
Regulated operations	$129,535	$112,852	$16,683
Nonregulated operations	8,149	20,515	(12,366)
Net income	$137,684	$133,367	$4,317

Diluted EPS from regulated operations	$1.27	$1.17	$0.10
Diluted EPS from nonregulated operations	0.08	0.21	(0.13)
Consolidated diluted EPS	$1.35	$1.38	$(0.03)

	Six Months Ended March 31
	2015	2014	Change
	(In thousands, except per share data)
Regulated operations	$222,957	195,055	$27,902
Nonregulated operations	12,322	25,328	(13,006)
Net income	$235,279	$220,383	$14,896

Diluted EPS from continuing regulated operations	$2.19	$2.07	$0.12
Diluted EPS from nonregulated operations	0.12	0.27	(0.15)
Consolidated diluted EPS	$2.31	$2.34	$(0.03)
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

Three Months Ended March 31, 2015 compared with Three Months Ended March 31, 2014
Financial and operational highlights for our regulated distribution segment for the three months ended March 31, 2015 and 2014 are presented below.

	Three Months Ended March 31
	2015	2014	Change
	(In thousands, unless otherwise noted)
Gross profit	$406,235	$385,188	$21,047
Operating expenses	221,517	217,402	4,115
Operating income	184,718	167,786	16,932
Miscellaneous income (expense)	(937)	97	(1,034)
Interest charges	19,313	22,828	(3,515)
Income before income taxes	164,468	145,055	19,413
Income tax expense	62,615	56,312	6,303
Net income	$101,853	$88,743	$13,110
Consolidated regulated distribution sales volumes — MMcf	142,455	151,083	(8,628)
Consolidated regulated distribution transportation volumes — MMcf	40,559	40,404	155
Total consolidated regulated distribution throughput — MMcf	183,014	191,487	(8,473)
Consolidated regulated distribution average transportation revenue per Mcf	$0.49	$0.48	$0.01
Consolidated regulated distribution average cost of gas per Mcf sold	$5.08	$6.00	$(0.92)

Income for our regulated distribution segment increased 15 percent, primarily due to a $21.0 million increase in gross profit, partially offset by a $4.1 million increase in operating expenses. The quarter-over-quarter increase in gross profit primarily reflects:

•	a $26.1 million net increase in rate adjustments, primarily in our Mid-Tex, Mississippi and West Texas Divisions.

•	a $1.2 million increase in transportation revenue, primarily in our Kentucky/Mid-States and Mid-Tex Divisions.

•	a $5.9 million decrease in consumption associated with a six percent decrease in sales volumes. Current quarter weather was four percent warmer than the prior-year quarter.
The increase in operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, was primarily due to increased depreciation expense associated with increased capital investments and increased taxes, other than income, primarily due to increases in ad valorem and franchise taxes. These increases were partially offset by lower operation and maintenance expense, largely due to lower incentive compensation expense as the current year expense is commensurate with target levels.
The following table shows our operating income by regulated distribution division, in order of total rate base, for the three months ended March 31, 2015 and 2014. The presentation of our regulated distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended March 31
	2015	2014	Change
	(In thousands)
Mid-Tex	$73,999	$67,805	$6,194
Kentucky/Mid-States	29,356	29,422	(66)
Louisiana	24,094	25,992	(1,898)
West Texas	17,704	15,764	1,940
Mississippi	21,511	20,559	952
Colorado-Kansas	17,268	16,603	665
Other	786	(8,359)	9,145
Total	$184,718	$167,786	$16,932

Six Months Ended March 31, 2015 compared with Six Months Ended March 31, 2014
Financial and operational highlights for our regulated distribution segment for the six months ended March 31, 2015 and 2014 are presented below.

	Six Months Ended March 31
	2015	2014	Change
	(In thousands, unless otherwise noted)
Gross profit	$730,047	$684,359	$45,688
Operating expenses	407,232	393,700	13,532
Operating income	322,815	290,659	32,156
Miscellaneous expense	(2,266)	(374)	(1,892)
Interest charges	40,953	46,153	(5,200)
Income before income taxes	279,596	244,132	35,464
Income tax expense	106,356	92,632	13,724
Net income	$173,240	$151,500	$21,740
Consolidated regulated distribution sales volumes — MMcf	229,377	249,361	(19,984)
Consolidated regulated distribution transportation volumes — MMcf	77,071	72,611	4,460
Total consolidated regulated distribution throughput — MMcf	306,448	321,972	(15,524)
Consolidated regulated distribution average transportation revenue per Mcf	$0.49	$0.48	$0.01
Consolidated regulated distribution average cost of gas per Mcf sold	$5.44	$5.82	$(0.38)

Income for our regulated distribution segment increased 14 percent, primarily due to a $45.7 million increase in gross profit, partially offset by a $13.5 million increase in operating expenses. The period-over-period increase in gross profit primarily reflects:

•	a $45.4 million net increase in rate adjustments, primarily in our Mid-Tex, West Texas, Kentucky/Mid-States and Colorado-Kansas Divisions.

•	a $2.2 million increase in revenue-related taxes in our Mid-Tex and West Texas Divisions, offset by a corresponding $4.3 million increase in the related tax expense.

•	a $3.3 million increase in transportation revenue. Transportation volumes increased six percent due to increased economic activity primarily in our West Texas and Kentucky/Mid-States Divisions.

•	a $1.1 million increase in service fees attributable to customer reconnection and installment plan revenues.

•	a $7.9 million decrease in consumption associated with an eight percent decrease in sales volumes. Current period weather was eight percent warmer compared to the prior-year period.
The increase in operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, was primarily due to increased depreciation expense associated with increased capital investments and increased taxes, other than income, primarily due to increases in ad valorem and franchise taxes. These increases were partially offset by lower operation and maintenance expense, largely due to decreased employee-related costs, primarily due to lower incentive compensation expense as the current year expense is commensurate with target levels.
The following table shows our operating income by regulated distribution division, in order of total rate base, for the six months ended March 31, 2015 and 2014. The presentation of our regulated distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Six Months Ended March 31
	2015	2014	Change
	(In thousands)
Mid-Tex	$133,113	$124,909	$8,204
Kentucky/Mid-States	49,152	47,519	1,633
Louisiana	40,819	43,418	(2,599)
West Texas	28,802	23,806	4,996
Mississippi	35,810	32,977	2,833
Colorado-Kansas	27,257	25,416	1,841
Other	7,862	(7,386)	15,248
Total	$322,815	$290,659	$32,156
Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first six months of fiscal 2015, we completed seven regulatory proceedings, resulting in a $14.4 million increase in annual operating income as summarized below:

Rate Action	Annual Increase to Operating Income
(In thousands)
Infrastructure programs	$4,816
Annual rate filing mechanisms	9,523
Rate case filings	—
Other rate activity	78
$14,417
Additionally, the following ratemaking efforts seeking $77.2 million in annual operating income were in progress as of March 31, 2015:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Louisiana	Rate Stabilization Clause(1)	Trans LA	$473
Louisiana	Rate Stabilization Clause	LGS	1,674
Kentucky/Mid-States	Rate Case	Tennessee	5,889
Mid-Tex	2013 Rate Review Mechanism(2)	Mid-Tex Cities	33,415
Mid-Tex	2014 Rate Review Mechanism(3)	Mid-Tex Cities	22,551
Mid-Tex	Dallas Annual Review Mechanism	City of Dallas	6,718
Mid-Tex	GRIP	Mid-Tex Environs	1,158
West Texas	GRIP(4)	Cities of Amarillo, Channing, Lubbock & Dalhart	4,593
West Texas	GRIP	WT Environs	697
			$77,168

(1)	An operating income decrease of $0.3 million was implemented on April 1, 2015

(2)
Mid-Tex Cities Rate Review Mechanism (RRM) rates were put into effect on June 1, 2014, subject to refund. The Company appealed the Mid-Tex Cities decision to deny the 2013 RRM increase to the Texas Railroad Commission on May 30, 2014. A proposal for decision was received on April 29, 2015 for approximately $32.7 million.

(3) The 2014 RRM was filed on February 27, 2015 and is currently being reviewed by the Mid-Tex Cities.

(4)	The 2014 GRIP increase in annual operating income of $4.6 million was implemented on April 28, 2015.

Infrastructure Programs
Infrastructure programs such as the Gas Reliability Infrastructure Program (GRIP) allow natural gas distribution companies the opportunity to include in their rate base annually approved capital costs incurred in the prior calendar year. As of March 31, 2015, we had infrastructure programs approved in Kansas, Kentucky, Louisiana, Texas and Virginia. The following table summarizes our infrastructure program filings with effective dates occurring during the six months ended March 31, 2015.

Division	Period End	Incremental Net Utility Plant Investment	Increase in Annual Operating Income	Effective Date
		(In thousands)	(In thousands)
2015 Infrastructure Programs:
Colorado-Kansas - Kansas	09/30/2014	$2,708	$301	02/01/2015
Kentucky/Mid-States - Kentucky	09/30/2015	35,382	4,382	10/10/2014
Kentucky/Mid-States - Virginia	09/30/2015	1,553	133	10/01/2014
Total 2015 Infrastructure Programs		$39,643	$4,816
Annual Rate Filing Mechanisms
As an instrument to reduce regulatory lag, annual rate filing mechanisms allow us to refresh our rates on a periodic basis without filing a formal rate case. However, these filings still involve discovery by the appropriate regulatory authorities prior to the final determination of rates under these mechanisms. As of March 31, 2015, we had formula rate filings or mechanisms in our Louisiana and Mississippi service areas and in a portion of our Texas divisions. These mechanisms are referred to as the Dallas annual rate review (DARR) and rate review mechanism (RRM) in our Mid-Tex Division, as the RRM in our West Texas Division, stable rate/supplemental growth filings in the Mississippi Division and the rate stabilization clause in the Louisiana Division. The following formula rate filings or mechanisms were completed during the six months ended March 31, 2015.

Division	Jurisdiction	Test Year Ended	Additional Annual Operating Income	Effective Date
		(In thousands)
2015 Filings:
West Texas	West Texas Cities	09/30/14	$4,300	03/15/2015
Mississippi	Mississippi-SRF	10/31/15	$4,441	02/01/2015
Mississippi	Mississippi-SGR (1)	10/31/15	$782	11/01/2014
Total 2015 Filings			$9,523

(1)The Mississippi Supplemental Growth Rider (SGR) permits the Company to incur up to $5.0 million in eligible industrial growth projects each year beyond the division’s normal main extension policies. This is the second year of the SGR program.

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the six months ended March 31, 2015.

Division	Jurisdiction	Rate Activity	Additional Annual Operating Income	Effective Date
		(In thousands)
2015 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem(1)	$78	02/01/2015
Total 2015 Other Rate Activity			$78

(1)	The Ad Valorem filing relates to a collection of property taxes in excess of the amount included in our Kansas service area's base rates.

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

Three Months Ended March 31, 2015 compared with Three Months Ended March 31, 2014
Financial and operational highlights for our regulated pipeline segment for the three months ended March 31, 2015 and 2014 are presented below.

	Three Months Ended March 31
	2015	2014	Change
	(In thousands, unless otherwise noted)
Mid-Tex transportation	$60,666	$50,761	$9,905
Third-party transportation	28,085	18,885	9,200
Storage and park and lend services	1,069	1,429	(360)
Other	1,910	2,540	(630)
Gross profit	91,730	73,615	18,115
Operating expenses	39,827	25,519	14,308
Operating income	51,903	48,096	3,807
Miscellaneous expense	(379)	(1,081)	702
Interest charges	8,391	9,155	(764)
Income before income taxes	43,133	37,860	5,273
Income tax expense	15,451	13,751	1,700
Net income	$27,682	$24,109	$3,573
Gross pipeline transportation volumes — MMcf	220,646	210,610	10,036
Consolidated pipeline transportation volumes — MMcf	126,371	115,830	10,541

Net income for our regulated pipeline segment increased 15 percent, primarily due to an $18.1 million increase in gross profit, partially offset by a $14.3 million increase in operating expenses. The increase in gross profit primarily reflects a $15.3 million increase in rates from the approved 2014 and 2015 GRIP filings. Additionally, gross profit reflects increased pipeline demand fees and through-system transportation volumes and rates that were offset by lower storage and blending fees.

Operating expenses increased $14.3 million, primarily due to increased levels of pipeline and right-of-way maintenance activities to improve the safety and reliability of our system and increased depreciation expense associated with increased capital investments along with the absence of a $6.7 million refund received in the prior year as a result of the completion of a state use tax audit.

On April 8, 2015, a GRIP filing was approved by the RRC for $37.2 million of additional annual operating income, effective with bills rendered on and after April 8, 2015.

Six Months Ended March 31, 2015 compared with Six Months Ended March 31, 2014

	Six Months Ended March 31
	2015	2014	Change
	(In thousands, unless otherwise noted)
Mid-Tex transportation	$120,745	$100,505	$20,240
Third-party transportation	48,479	36,044	12,435
Storage and park and lend services	2,073	3,250	(1,177)
Other	4,000	5,157	(1,157)
Gross profit	175,297	144,956	30,341
Operating expenses	80,689	57,268	23,421
Operating income	94,608	87,688	6,920
Miscellaneous expense	(631)	(2,262)	1,631
Interest charges	16,715	18,112	(1,397)
Income before income taxes	77,262	67,314	9,948
Income tax expense	27,545	23,759	3,786
Net income	$49,717	$43,555	$6,162
Gross pipeline transportation volumes — MMcf	402,008	399,786	2,222
Consolidated pipeline transportation volumes — MMcf	247,005	234,604	12,401

Net income for our regulated pipeline segment increased 14 percent, primarily due to a $30.3 million increase in gross profit, partially offset by a $23.4 million increase in operating expenses. The increase in gross profit primarily reflects a $27.8 million increase in rates from the approved 2014 and 2015 GRIP filings. Additionally, gross profit reflects increased pipeline demand fees and through-system transportation volumes and rates that were offset by lower park and lend, storage and blending fees, and the absence of a $1.8 million increase recorded in the prior-year associated with the renewal of an annual adjustment mechanism.

Operating expenses increased $23.4 million, primarily due to increased levels of pipeline and right-of-way maintenance activities to improve the safety and reliability of our system and increased depreciation expense associated with increased capital investments, along with the aforementioned state use tax refund received in the prior year.
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

Three Months Ended March 31, 2015 compared with Three Months Ended March 31, 2014
Financial and operating highlights for our nonregulated segment for the three months ended March 31, 2015 and 2014 are presented below.

	Three Months Ended March 31
	2015	2014	Change
	(In thousands, unless otherwise noted)
Realized margins
Gas delivery and related services	$17,873	$12,449	$5,424
Storage and transportation services	3,353	3,677	(324)
Other	3,001	19,829	(16,828)
Total realized margins	24,227	35,955	(11,728)
Unrealized margins	(1,321)	1,634	(2,955)
Gross profit	22,906	37,589	(14,683)
Operating expenses	9,317	3,391	5,926
Operating income	13,589	34,198	(20,609)
Miscellaneous income	252	443	(191)
Interest charges	240	593	(353)
Income before income taxes	13,601	34,048	(20,447)
Income tax expense	5,452	13,533	(8,081)
Net income	$8,149	$20,515	$(12,366)
Gross nonregulated delivered gas sales volumes — MMcf	122,178	139,753	(17,575)
Consolidated nonregulated delivered gas sales volumes — MMcf	105,401	119,967	(14,566)
Net physical position (Bcf)	17.0	1.9	15.1

The $14.7 million quarter-over-quarter decrease in gross profit reflects an $11.7 million decrease in realized margins, combined with a $3.0 million decrease in unrealized margins. The $11.7 million decrease in realized margins primarily reflects:

•
A $16.8 million decrease in other realized margins, primarily due to lower natural gas price volatility. In the prior-year period, strong market demand caused by significantly colder-than-normal weather resulted in increased market volatility. These market conditions created the opportunity to accelerate physical withdrawals that had been planned for later in the fiscal year into the second quarter to capture incremental gross profit margin. Current quarter market conditions were less volatile than the prior-year quarter, which provided fewer opportunities to capture incremental gross profit.

•
A $5.4 million increase in gas delivery and related services margins. Consolidated sales volumes decreased 12 percent as a result of warmer weather during the current quarter compared to the prior-year quarter. However, in the prior-year quarter, we incurred losses to meet peaking requirements to certain customers, which did not recur in the current quarter. As a result, per-unit margins increased from 9 cents to 15 cents per Mcf.

Unrealized margins decreased $3.0 million, primarily due to the quarter-over-quarter timing of realized margins on the settlement of hedged natural gas inventory positions.

Operating expenses increased $5.9 million, primarily due to higher legal expenses as a result of the prior-year dismissal of the Kentucky litigation and the resolution of the Tennessee Business License Tax matter, which are discussed in Note 10 to the Form 10-K for the fiscal year ended September 30, 2014.

Six Months Ended March 31, 2015 compared with Six Months Ended March 31, 2014

	Six Months Ended March 31
	2015	2014	Change
	(In thousands, unless otherwise noted)
Realized margins
Gas delivery and related services	$28,632	$24,912	$3,720
Storage and transportation services	6,666	7,212	(546)
Other	(2,830)	11,827	(14,657)
Total realized margins	32,468	43,951	(11,483)
Unrealized margins	6,477	12,204	(5,727)
Gross profit	38,945	56,155	(17,210)
Operating expenses	18,433	13,702	4,731
Operating income	20,512	42,453	(21,941)
Miscellaneous income	552	767	(215)
Interest charges	466	1,230	(764)
Income before income taxes	20,598	41,990	(21,392)
Income tax expense	8,276	16,662	(8,386)
Net income	$12,322	$25,328	$(13,006)
Gross nonregulated delivered gas sales volumes — MMcf	230,371	247,332	(16,961)
Consolidated nonregulated delivered gas sales volumes — MMcf	196,331	212,604	(16,273)
Net physical position (Bcf)	17.0	1.9	15.1

The $17.2 million period-over-period decrease in gross profit reflects an $11.5 million decrease in realized margins, combined with a $5.7 million decrease in unrealized margins. The $11.5 million decrease in realized margins primarily reflects:

•
A $14.7 million decrease in other realized margins, primarily due to lower natural gas price volatility. In the prior-year period, strong market demand caused by significantly colder-than-normal weather resulted in increased market volatility. These market conditions created the opportunity to accelerate physical withdrawals that had been planned for later in the fiscal year into the second quarter to capture incremental gross profit margin. Current quarter market conditions were less volatile than the prior-year quarter, which provided fewer opportunities to capture incremental gross profit.

•
A $3.7 million increase in gas delivery and related services margins, due to the absence in the current-year period of the aforementioned losses to meet peaking requirements for certain customers, which caused per-unit margins to rise from 10 cents per Mcf in the prior-year period to 12 cents per Mcf in the current-year period. Consolidated sales volumes decreased eight percent as a result of warmer weather during the current-year period compared to the prior-year period.

Unrealized margins decreased $5.7 million, primarily due to the period-over-period timing of realized margins on the settlement of hedged natural gas inventory positions.
Operating expenses increased $4.7 million, primarily due to higher legal expenses due to the aforementioned prior-year resolution of legal matters, partially offset by lower employee-related costs.
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
We plan to continue to fund our growth through the use of operating cash flows, debt and equity securities while maintaining a balanced capital structure. To support our capital market activities, we have a shelf registration statement with the Securities and Exchange Commission (SEC) that originally permitted us to issue a total of $1.75 billion in common stock and/or debt securities. As of March 31, 2015, approximately $845 million of securities remained available for issuance under the shelf registration statement until March 28, 2016.
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of March 31, 2015, September 30, 2014 and March 31, 2014:

	March 31, 2015		September 30, 2014		March 31, 2014
	(In thousands, except percentages)
Short-term debt	$224,986	3.9%	$196,695	3.4%	$—	—%
Long-term debt	2,455,217	42.2%	2,455,986	42.8%	2,455,829	44.0%
Shareholders’ equity	3,139,694	53.9%	3,086,232	53.8%	3,124,761	56.0%
Total	$5,819,897	100.0%	$5,738,913	100.0%	$5,580,590	100.0%

Total debt as a percentage of total capitalization, including short-term debt, was 46.1 percent at March 31, 2015, 46.2 percent at September 30, 2014 and 44 percent at March 31, 2014.
Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, prices for our products and services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.

Cash flows from operating, investing and financing activities for the six months ended March 31, 2015 and 2014 are presented below.

	Six Months Ended March 31
	2015	2014	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$540,848	$490,981	$49,867
Investing activities	(442,990)	(363,913)	(79,077)
Financing activities	(44,591)	(56,527)	11,936
Change in cash and cash equivalents	53,267	70,541	(17,274)
Cash and cash equivalents at beginning of period	42,258	66,199	(23,941)
Cash and cash equivalents at end of period	$95,525	$136,740	$(41,215)
Cash flows from operating activities
Period-over-period changes in our operating cash flows are primarily attributable to changes in net income and working capital changes, particularly within our regulated distribution segment resulting from changes in the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.
For the six months ended March 31, 2015, we generated cash flow of $540.8 million from operating activities compared with $491.0 million for the six months ended March 31, 2014. The $49.9 million increase in operating cash flows primarily reflects the timing of gas cost recoveries under our purchased gas cost mechanisms.
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
In recent years, a substantial portion of our cash resources has been used to fund growth projects in our regulated operations, our ongoing construction program and improvements to information technology systems. Over the last two fiscal years, approximately 80 percent of our capital spending has been committed to improving the safety and reliability of our systems. Our ongoing construction program enables us to enhance the safety and reliability of the systems used to provide regulated distribution services to our existing customer base, expand our natural gas distribution services into new markets, enhance the integrity of our pipelines and, more recently, expand our intrastate pipeline network.
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
For the six months ended March 31, 2015, capital expenditures were $441.6 million, compared with $359.0 million in the prior-year period. The $82.6 million increase primarily reflects:

•
A $45.2 million increase in capital spending in our regulated distribution segment, which primarily reflects the timing of the spending combined with a planned increase in safety and reliability investment in fiscal 2015.

•
A $37.2 million increase in capital spending in our regulated pipeline segment, primarily related to the enhancement and fortification of two storage fields to ensure the reliability of gas service to our Mid-Tex Division.

Cash flows from financing activities

For the six months ended March 31, 2015, our financing activities used $44.6 million of cash compared with $56.5 million used in the prior-year period. The $11.9 million decrease of cash used is primarily due to timing between short-term debt borrowings and repayments during the current year, proceeds from the issuance of $500 million unsecured 4.125% senior notes in October 2014 and the settlement of the associated forward starting interest rate swaps, partially offset by the repayment of $500 million 4.95% senior unsecured notes at maturity on October 15, 2014 compared with short-term debt borrowings and repayments in the prior year and proceeds generated from the equity offering completed in February 2014.
The following table summarizes our share issuances for the six months ended March 31, 2015 and 2014.

	Six Months Ended March 31
	2015	2014
Shares issued:
Direct Stock Purchase Plan	79,803	—
1998 Long-Term Incentive Plan	488,729	479,521
Retirement Savings Plan and Trust	178,067	—
Outside Directors Stock-for-Fee Plan	—	922
February 2014 Offering	—	9,200,000
Total shares issued	746,599	9,680,443

The year-over-year decrease in the number of shares issued reflects the equity offering completed in February 2014, partially offset by the fact that we have begun issuing shares for the Direct Stock Purchase Plan and the Retirement Savings Plan and Trust rather than using shares purchased in the open market. For the six months ended March 31, 2015 and 2014, we canceled and retired 148,464 and 142,829 shares attributable to federal income tax withholdings on equity awards.

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
We finance our short-term borrowing requirements through a combination of a $1.25 billion commercial paper program, four committed revolving credit facilities and one uncommitted revolving credit facility with third-party lenders that provide approximately $1.3 billion of working capital funding. As of March 31, 2015, the amount available to us under our credit facilities, net of outstanding letters of credit, was $1.1 billion.

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
Our debt is rated by three rating agencies: Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings, Ltd. (Fitch). As of March 31, 2015, S&P and Moody's maintained a stable outlook while Fitch maintained a positive outlook. Our current debt ratings are all considered investment grade and are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of March 31, 2015. Our debt covenants are described in greater detail in Note 5 to the unaudited condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 7 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2015.

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

The following table shows the components of the change in fair value of our regulated distribution segment’s financial instruments for the six months ended March 31, 2015 and 2014:

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(In thousands)
Fair value of contracts at beginning of period	$(94,848)	$134,776	$14,284	$109,648
Contracts realized/settled	(10,655)	6,868	(33,811)	5,197
Fair value of new contracts	216	347	(149)	866
Other changes in value	(32,423)	(52,580)	(118,034)	(26,300)
Fair value of contracts at end of period	$(137,710)	$89,411	$(137,710)	$89,411

The fair value of our regulated distribution segment’s financial instruments at March 31, 2015 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2015
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(5,405)	$(132,305)	$—	$—	$(137,710)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(5,405)	$(132,305)	$—	$—	$(137,710)

The following table shows the components of the change in fair value of our nonregulated segment’s financial instruments for the six months ended March 31, 2015 and 2014:

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
	(In thousands)
Fair value of contracts at beginning of period	$(26,099)	$(5,093)	$(3,033)	$(14,700)
Contracts realized/settled	4,346	4,635	11,511	14,578
Fair value of new contracts	—	—	—	—
Other changes in value	(14,387)	6,254	(44,618)	5,918
Fair value of contracts at end of period	(36,140)	5,796	(36,140)	5,796
Netting of cash collateral	52,723	11,054	52,723	11,054
Cash collateral and fair value of contracts at period end	$16,583	$16,850	$16,583	$16,850

The fair value of our nonregulated segment’s financial instruments at March 31, 2015 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2015
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(26,953)	$(8,954)	$(233)	$—	$(36,140)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(26,953)	$(8,954)	$(233)	$—	$(36,140)

Pension and Postretirement Benefits Obligations
For the six months ended March 31, 2015 and 2014, our total net periodic pension and other benefits costs were $29.4 million and $37.2 million. A substantial portion of those costs relating to our regulated distribution operations are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.
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
The amounts with which we fund our defined benefit plans are determined in accordance with the Pension Protection Act of 2006 (PPA) and are influenced by the funded position of the plans when the funding requirements are determined on January 1 of each year. Based upon that determination, we are not required to make a minimum contribution to our defined benefit plans. However, we are planning on making a voluntary contribution between $30 and $35 million during the third quarter of fiscal 2015.
For the six months ended March 31, 2015 we contributed $10.2 million to our postretirement medical plans. We anticipate contributing a total of between $20 million and $25 million to our postretirement plans during fiscal 2015.
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

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our regulated distribution, regulated pipeline and nonregulated segments for the three and six month periods ended March 31, 2015 and 2014.
Regulated Distribution Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
METERS IN SERVICE, end of period
Residential	2,864,252	2,777,135	2,864,252	2,777,135
Commercial	262,235	250,144	262,235	250,144
Industrial	1,524	1,495	1,524	1,495
Public authority and other	8,430	8,797	8,430	8,797
Total meters	3,136,441	3,037,571	3,136,441	3,037,571

INVENTORY STORAGE BALANCE — Bcf	25.0	22.6	25.0	22.6
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	90,182	95,913	142,400	156,329
Commercial	43,921	45,521	72,636	76,935
Industrial	4,898	5,805	8,788	9,824
Public authority and other	3,454	3,844	5,553	6,273
Total gas sales volumes	142,455	151,083	229,377	249,361
Transportation volumes	44,441	44,319	83,276	79,743
Total throughput	186,896	195,402	312,653	329,104
OPERATING REVENUES (000’s)(1)
Gas sales revenues
Residential	$744,013	$843,385	$1,285,738	$1,388,802
Commercial	309,648	358,907	551,278	594,330
Industrial	26,694	30,797	49,605	54,545
Public authority and other	22,892	27,694	37,890	44,143
Total gas sales revenues	1,103,247	1,260,783	1,924,511	2,081,820
Transportation revenues	21,977	20,939	41,129	37,756
Other gas revenues	5,389	9,238	11,745	15,249
Total operating revenues	$1,130,613	$1,290,960	$1,977,385	$2,134,825
Average transportation revenue per Mcf	$0.49	$0.47	$0.49	$0.47
Average cost of gas per Mcf sold	$5.08	$6.00	$5.44	$5.82
See footnote following these tables.

Regulated Pipeline and Nonregulated Operations Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2015	2014	2015	2014
CUSTOMERS, end of period
Industrial	750	748	750	748
Municipal	130	130	130	130
Other	522	564	522	564
Total	1,402	1,442	1,402	1,442
NONREGULATED INVENTORY STORAGE
BALANCE — Bcf	18.5	9.7	18.5	9.7
REGULATED PIPELINE VOLUMES — MMcf(1)	220,646	210,610	402,008	399,786
NONREGULATED DELIVERED GAS SALES
VOLUMES — MMcf(1)	122,178	139,753	230,371	247,332
OPERATING REVENUES (000’s)(1)
Regulated pipeline	$91,730	$73,615	$175,297	$144,956
Nonregulated	438,322	758,215	900,610	1,194,646
Total operating revenues	$530,052	$831,830	$1,075,907	$1,339,602
Note to preceding tables:

(1)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.
RECENT ACCOUNTING DEVELOPMENTS
Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. During the six months ended March 31, 2015, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of the fiscal year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the six months ended March 31, 2015, except as noted in Note 7 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 10 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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
Date: May 6, 2015

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