Form 10-K
period 2015-09-30
ATMOS ENERGY CORP
filed 2015-11-06
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No  ☑
The aggregate market value of the common voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2015, was $5,500,632,050.
As of October 30, 2015, the registrant had 101,506,645 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed for the Annual Meeting of Shareholders on February 3, 2016 are incorporated by reference into Part III of this report.

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

MMcf	Million cubic feet
Moody’s	Moody’s Investor Service, Inc.
NYMEX	New York Mercantile Exchange, Inc.
NYSE	New York Stock Exchange
PAP	Pension Account Plan
PPA	Pension Protection Act of 2006
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
SRF	Stable Rate Filing
WNA	Weather Normalization Adjustment

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
Atmos Energy's vision is to be the safest provider of natural gas services. We intend to achieve this vision by:

•	operating our business exceptionally well

•	investing in our people and infrastructure

•	enhancing our culture.
We believe the successful execution of this strategy has delivered excellent shareholder value. Over the last seven years, we have achieved growth by implementing rate designs that reduce or eliminate regulatory lag and separate the recovery of our approved margins from customer usage patterns. In addition, we have developed various commercial opportunities within our regulated transmission and storage operations.
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

Regulated Distribution Segment Overview
Our regulated distribution segment is comprised of our six regulated natural gas distribution divisions. This segment represents approximately 65 percent of our consolidated net income. The following table summarizes key information about these divisions, presented in order of total rate base. We operate in our service areas under terms of non-exclusive franchise agreements granted by the various cities and towns that we serve. At September 30, 2015, we held 1,005 franchises having terms generally ranging from five to 35 years. A significant number of our franchises expire each year, which require renewal prior to the end of their terms. Historically, we have successfully renewed these franchises and believe that we will continue to be able to renew our franchises as they expire.

Division	Service Areas	Communities Served	Customer Meters
Mid-Tex	Texas, including the Dallas/Fort Worth Metroplex	550	1,629,826
Kentucky/Mid-States	Kentucky	230	180,033
	Tennessee		141,141
	Virginia		23,567
Louisiana	Louisiana	300	356,579
West Texas	Amarillo, Lubbock, Midland	80	305,814
Mississippi	Mississippi	110	266,467
Colorado-Kansas	Colorado	170	115,048
	Kansas		132,837
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
Additionally, some jurisdictions have performance-based ratemaking adjustments to provide incentives to distribution companies to minimize purchased gas costs through improved storage management and use of financial instruments to lock in gas costs. Under the performance-based ratemaking adjustment, purchased gas costs savings are shared between the utility and its customers.
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
Except for local production purchases, we select our natural gas suppliers through a competitive bidding process by periodically requesting proposals from suppliers that have demonstrated that they can provide reliable service. We select these suppliers based on their ability to deliver gas supply to our designated firm pipeline receipt points at the lowest reasonable cost. Major suppliers during fiscal 2015 were Anadarko Energy Services Company, ConocoPhillips Company, Devon Gas Services, L.P., Enbridge Marketing (US) Inc., Hydrocarbon Exchange Corporation, Munich Re Trading Ltd, Targa Gas Marketing LLC,

Targa Pipeline Mid-Continent WestTex LLC, Tenaska Gas Storage, LLC, Texla Energy Management, Inc. and Atmos Energy Marketing, LLC and Trans Louisiana Gas Pipeline, Inc., wholly owned subsidiaries in our nonregulated segment.
The combination of base load, peaking and spot purchase agreements, coupled with the withdrawal of gas held in storage, allows us the flexibility to adjust to changes in weather, which minimizes our need to enter into long-term firm commitments. We estimate our peak-day availability of natural gas supply to be approximately 4.4 Bcf. The peak-day demand for our distribution operations in fiscal 2015 was on January 7, 2015, when sales to customers reached approximately 3.2 Bcf.
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
Regulated Pipeline Segment Overview
Our regulated pipeline segment consists of the pipeline and storage operations of our Atmos Pipeline - Texas Division (APT). APT is one of the largest intrastate pipeline operations in Texas with a heavy concentration in the established natural gas-producing areas of central, northern and eastern Texas, extending into or near the major producing areas of the Barnett Shale, the Texas Gulf Coast and the Permian Basin of West Texas. APT’s primary business is providing firm transportation and storage services for our Mid-Tex Division and other LDC customers. APT also provides interruptible transportation, storage and ancillary services for third parties including, industrial and electric generation customers as well as producers, marketers and other shippers.. The regulated pipeline segment represents approximately 30 percent of our consolidated operations.
Gross profit earned from transportation and storage services for our Atmos Pipeline - Texas Division is subject to traditional ratemaking governed by the RRC. Rates are updated through annual filings made under Texas’ Gas Reliability Infrastructure Program (GRIP) and Rider REV. GRIP allows us to include in our rates annually approved capital costs incurred in the prior calendar year provided that we file a complete rate case at least once every five years. Atmos Pipeline-Texas’ existing regulatory mechanisms allow certain transportation and storage services to be provided under market-based rates. Rider REV is an annual adjustment mechanism that adjusts the regulated rates for a portion of the variation in non-regulated annual revenues from a set base level.
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
Our rate strategy focuses on reducing or eliminating regulatory lag, obtaining adequate returns and providing stable, predictable margins, which benefit both our customers and the Company. As a result of our ratemaking efforts in recent years, Atmos Energy has:

•	Formula rate mechanisms in place in four states that provide for an annual rate review and adjustment to rates.

•	Infrastructure programs in place in four of our states that provide for an annual rate adjustment to rates.

•	Implemented various rate mechanisms that allow us to recover over 90 percent of our capital expenditures are recovered within six months.

•
Authorization in tariffs, statute, or commission rules that allows us to defer certain elements of our cost of service until they are included in rates, such as depreciation, ad valorem taxes and pension costs.

•	WNA mechanisms in seven states that serve to minimize the effects of weather on approximately 97 percent of our distribution gross margin.

•	The ability to recover the gas cost portion of bad debts in five states.
The following table provides a jurisdictional rate summary for our regulated operations. This information is for regulatory purposes only and may not be representative of our actual financial position.

Division	Jurisdiction	Effective Date of Last Rate/GRIP Action	Rate Base (thousands)(1)	Authorized Rate of Return(1)	Authorized Debt/ Equity Ratio	Authorized Return on Equity(1)
Atmos Pipeline — Texas	Texas	05/01/2011	$807,733	9.36%	50/50	11.80%
Atmos Pipeline — Texas — GRIP	Texas	04/08/2015	533,774(2)	9.36%	N/A	11.80%
Colorado-Kansas	Colorado	08/26/2014	111,297	8.04%	48/52	9.72%
	Kansas	09/04/2014	177,563	7.75%	47/53	9.10%
	Kansas-GSRS	02/01/2015	2,708	7.75%	N/A	9.10%
Kentucky/Mid-States	Kentucky	04/22/2014	252,738	7.71%	51/49	9.80%
	Kentucky-PRP	10/10/2014	35,382	7.71%	N/A	9.80%
	Tennessee	06/01/2015	247,958	7.73%	47/53	9.80%
	Virginia	09/09/2014	37,456	7.94%	46/54	9.00% - 10.00%
	Virginia-SAVE	10/01/2014	3,896	7.94%	N/A	9.00% - 10.00%
Louisiana	Trans La	04/01/2015	117,462	7.79%	47/53	9.80%
	LGS	07/01/2015	326,875	7.91%	46/54	9.80%
Mid-Tex Cities	Texas	06/01/2015	1,955,948(3)	8.43%	45/55	10.50%
Mid-Tex — Dallas	Texas	06/01/2015	1,935,160(3)	8.33%	46/54	10.10%
Mississippi	Mississippi	02/03/2015	322,610	8.26%	45/55	9.98%
	Mississippi - SGR	11/01/2014	8,960	9.37%	N/A	12.00%
West Texas(5)	Texas	03/15/2015	(4)	8.44%	(4)	10.50%
	Texas-GRIP	04/28/2015	379,303	8.57%	48/52	10.50%

Division	Jurisdiction	Bad Debt Rider(6)	Formula Rate	Infrastructure Mechanism	Performance- Based Rate Program(7)	WNA Period
Atmos Pipeline — Texas	Texas	No	Yes	Yes	N/A	N/A
Colorado-Kansas	Colorado	No	No	Pending(8)	No	N/A
	Kansas	Yes	No	Yes	No	October-May
Kentucky/Mid-States	Kentucky	Yes	No	Yes	Yes	November-April
	Tennessee	Yes	Yes	No	Yes	October-April
	Virginia	Yes	No	Yes	No	January-December
Louisiana	Trans La	No	Yes	Yes	No	December-March
	LGS	No	Yes	Yes	No	December-March
Mid-Tex Cities	Texas	Yes	Yes	Yes	No	November-April
Mid-Tex — Dallas	Texas	Yes	Yes	Yes	No	November-April
Mississippi	Mississippi	No	Yes	Yes	Yes	November-April
West Texas(5)	Texas	Yes	Yes	Yes	No	October-May

(1)
The rate base, authorized rate of return and authorized return on equity presented in this table are those from the most recent rate case or GRIP filing for each jurisdiction. These rate bases, rates of return and returns on equity are not necessarily indicative of current or future rate bases, rates of return or returns on equity.

(2)	The APT rate base represents the incremental rate base from the 2011 APT filing.

(3)	The Mid-Tex Rate Base amounts for the Mid-Tex Cities and Dallas areas represent “system-wide”, or 100 percent, of the Mid-Tex Division’s rate base.

(4)	A rate base, rate of return, return on equity or debt/equity ratio was not included in the respective state commission’s final decision.

(5)	On April 1, 2014, a rate case settlement approved by the West Texas Cities reestablished an annual rate mechanism for all West Texas Division cities except Amarillo, Channing, Dalhart and Lubbock.

(6)	The bad debt rider allows us to recover from ratepayers the gas cost portion of uncollectible accounts.

(7)	The performance-based rate program provides incentives to distribution companies to minimize purchased gas costs by allowing the companies and its customers to share the purchased gas costs savings.

(8)	The Company and intervenors have entered into a settlement agreement, approved on October 23, 2015, for implementation of an Infrastructure Mechanism effective January 1, 2016.
Although substantial progress has been made in recent years by improving rate design and recovery of investment across Atmos Energy’s operating areas, we will continue to seek improvements in rate design to address cost variations and pursue tariffs that reduce regulatory lag associated with investments. Further, potential changes in federal energy policy, federal safety regulations and adverse economic conditions will necessitate continued vigilance by the Company and our regulators in meeting the challenges presented by these external factors.
Recent Ratemaking Activity
Substantially all of our regulated revenues in the fiscal years ended September 30, 2015, 2014 and 2013 were derived from sales at rates set by or subject to approval by local or state authorities. Net operating income increases resulting from ratemaking activity totaling $114.5 million, $93.3 million and $98.1 million, became effective in fiscal 2015, 2014 and 2013, as summarized below:

	Annual Increase to Operating Income For the Fiscal Year Ended September 30
Rate Action	2015	2014	2013
	(In thousands)
Annual formula rate mechanisms	$113,706	$71,749	$40,088
Rate case filings	711	21,819	56,700
Other ratemaking activity	78	(226)	1,322
	$114,495	$93,342	$98,110

Additionally, the following ratemaking efforts were initiated during fiscal 2015 but had not been completed as of September 30, 2015:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Rate Case(1)	Colorado	$5,276
	Rate Case	Kansas	5,667
Kentucky/Mid-States	PRP(2)	Kentucky	3,786
	PRP (3)	Virginia	118
Mississippi	SRF	Mississippi	11,186
	SGR (4)	Mississippi	249
			$26,282

(1)
A Stipulation and Settlement was signed on September 23, 2015.  The settlement was approved on October 23, 2015 resulting in an operating income increase of $2.1 million and authorization to implement a long-term program to replace aging infrastructure in Colorado.  The base rate change and infrastructure surcharge will go into effect on January 1, 2016.

(2)	The Pipeline Replacement Program (PRP) surcharge relates to a long-term program to replace aging infrastructure. The Kentucky PRP was implemented on October 1, 2015.

(3)	The PRP surcharge relates to a long-term program to replace aging infrastructure. The Virginia PRP was implemented on October 1, 2015.

(4)
The Mississippi Supplemental Growth Rider (SGR) permits the Company to pursue up to $5.0 million of eligible industrial growth projects beyond the division's normal main extension policies. This is the third year of the SGR program.

Our recent ratemaking activity is discussed in greater detail below.
Annual Formula Rate Mechanisms
As an instrument to reduce regulatory lag, formula rate mechanisms allow us to refresh our rates on an annual periodic basis without filing a formal rate case. However, these filings still involve discovery by the appropriate regulatory authorities prior to the final determination of rates under these mechanisms. We currently have formula rate mechanisms in our Louisiana, Mississippi, and Tennessee operations and in a portion of our Texas divisions. The formula rate filing mechanism is referred to as Dallas annual rate review (DARR) and rate review mechanisms (RRM) in our Mid-Tex Division, as the RRM in our West Texas Division, as the stable rate filing (SRF) in the Mississippi Division, the rate stabilization clause (RSC) in the Louisiana Division, and Annual Rate Mechanism (ARM) in Tennessee.
Additionally, we have specific infrastructure programs in substantially all of our distribution divisions and our Atmos Pipeline - Texas Division, Colorado, Kansas, Kentucky, Mississippi, Texas and Virginia distribution operations have tariffs in place to permit the investment associated with these programs to have their surcharge rate adjusted annually to recover approved capital costs incurred in a prior test-year period. These infrastructure programs are referred to as System Safety and Integrity Rider in Colorado (SSIR), Gas System Reliability Surcharge (GSRS) in Kansas, Pipeline Replacement Program (PRP) in Kentucky, System Integrity Rider in Mississippi (SIR), Gas Infrastructure Reliability Program (GRIP) and Steps to Advance Virginia Energy (SAVE). The following table summarizes our annual filing mechanisms with effective dates during the fiscal years ended September 30, 2015, 2014 and 2013:

Division	Jurisdiction	Test Year Ended	Increase (Decrease) in Annual Operating Income	Effective Date
			(In thousands)
2015 Filings:
Louisiana	LGS	12/2014	$1,321	07/01/2015
West Texas	Environs(1)	12/2014	697	06/12/2015
Mid-Tex	Environs(2)	12/2014	1,158	06/01/2015
Mid-Tex	Mid-Tex Cities	12/2014	16,801	06/01/2015
Mid-Tex	Dallas	09/2014	4,420	06/01/2015
West Texas	Cities(3)	12/2014	4,593	05/01/2015
Atmos Pipeline — Texas	Texas	12/2014	37,248	04/08/2015
Louisiana	Trans La	09/2014	(286)	04/01/2015
West Texas	West Texas Cities	09/2014	4,300	03/15/2015
Colorado-Kansas	Kansas	09/2014	301	02/01/2015
Mississippi	Mississippi-SRF	10/2015	4,441	02/01/2015
Mississippi	Mississippi-SGR	10/2015	782	11/01/2014
Kentucky/Mid-States	Kentucky (4)	09/2015	4,382	10/10/2014
Kentucky/Mid-States - Virginia	Virginia	09/2015	133	10/01/2014
Mid-Tex	Mid-Tex Cities(5)	12/2013	33,415	06/01/2014
Total 2015 Filings			$113,706
2014 Filings:
Louisiana	LGS	12/2013	$1,383	07/01/2014
West Texas	West Texas(1)	12/2013	858	06/17/2014
Mid-Tex	City of Dallas	09/2013	5,638	06/01/2014
Mid-Tex	Environs(2)	12/2013	881	05/22/2014
Atmos Pipeline — Texas	Texas	12/2013	45,589	05/06/2014
Louisiana	Trans La	09/2013	550	04/01/2014
Colorado-Kansas	Kansas	09/2013	882	02/01/2014
Mid-Tex	Mid-Tex Cities	12/2012	12,497	11/01/2013
Kentucky/Mid-States	Kentucky	09/2014	2,493	10/01/2013
Kentucky/Mid-States	Virginia	09/2014	210	10/01/2013
Mid-Tex	Environs(2)	12/2012	768	10/01/2013
Total 2014 Filings			$71,749
2013 Filings:
Louisiana	LGS	12/2012	$908	07/01/2013
Mid-Tex	City of Dallas	09/2012	1,800	06/01/2013
Atmos Pipeline — Texas	Texas	12/2012	26,730	05/07/2013
Louisiana	TransLa	09/2012	2,260	04/01/2013
Kentucky/Mid-States	Georgia(6)	09/2013	743	02/01/2013
Colorado-Kansas	Kansas	09/2012	601	01/09/2013
Mississippi	Mississippi	06/2012	3,441	11/01/2012
Kentucky/Mid-States	Georgia(6)	09/2011	1,079	10/01/2012
Kentucky/Mid-States	Kentucky(4)	09/2013	2,425	10/01/2012
Kentucky/Mid-States	Virginia	09/2013	101	10/01/2012
Total 2013 Filings			$40,088

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

(3)
Incremental net utility plant investment represents the system-wide incremental investment for the West Texas Division. The increase in annual operating income is for the cities of Amarillo, Channing, Dalhart and Lubbock in the West Texas Division only.

(4)	The Pipeline Replacement Program (PRP) surcharge relates to a long-term program to replace aging infrastructure.

(5)	On June 1, 2014 rates, subject to refund, were implemented. On June 1, 2015, concurrent with implementation of the 2015 RRM, final rates were implemented.

(6)
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

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the fiscal years ended September 30, 2015, 2014 and 2013:

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
Employees
At September 30, 2015, we had 4,753 employees, consisting of 4,642 employees in our regulated operations and 111 employees in our nonregulated operations.
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
Shareholder Relations
Atmos Energy Corporation
P.O. Box 650205
Dallas, Texas 75265-0205
972-855-3729

Corporate Governance
In accordance with and pursuant to relevant related rules and regulations of the SEC as well as corporate governance-related listing standards of the New York Stock Exchange (NYSE), the Board of Directors of the Company has established and periodically updated our Corporate Governance Guidelines and Code of Conduct, which is applicable to all directors, officers and employees of the Company. In addition, in accordance with and pursuant to such NYSE listing standards, our Chief Executive Officer during fiscal 2015, Kim R. Cocklin, certified to the New York Stock Exchange that he was not aware of any violations by the Company of NYSE corporate governance listing standards. The Board of Directors also annually reviews and updates, if necessary, the charters for each of its Audit, Human Resources and Nominating and Corporate Governance Committees. All of the foregoing documents are posted on the Corporate Governance page of our website. We will also provide copies of all corporate governance documents free of charge upon request to Shareholder Relations at the address listed above.

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
Our long-term debt is currently rated as “investment grade” by Standard & Poor’s Corporation, Moody’s Investors Service, Inc. and Fitch Ratings, Ltd. Similar to most companies, we rely upon access to both short-term and long-term credit and capital markets to satisfy our liquidity requirements. If adverse credit conditions were to cause a significant limitation on our access to the private and public capital markets, we could see a reduction in our liquidity. A significant reduction in our liquidity could in turn trigger a negative change in our ratings outlook or even a reduction in our credit ratings by one or more of the three credit rating agencies. Such a downgrade could further limit our access to private credit and/or public capital markets and increase our costs of borrowing.
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
Our regulated distribution and regulated pipeline segments are subject to regulatory oversight from various state and local regulatory authorities in the eight states that we serve in our regulated distribution and pipeline segments. Therefore, our returns are continuously monitored and are subject to challenge for their reasonableness by the appropriate regulatory authorities or other third-party intervenors. In the normal course of business, as a regulated entity, we often need to place assets in service and establish historical test periods before rate cases that seek to adjust our allowed returns to recover that investment can be filed. Further, the regulatory review process can be lengthy in the context of traditional ratemaking. Because of this process, we suffer the negative financial effects of having placed assets in service without the benefit of rate relief, which is commonly referred to as “regulatory lag.”
However, in the last several years, a number of regulatory authorities in the states we serve have approved rate mechanisms that provide for annual adjustments to rates that allow us to recover the cost of investments made to replace existing infrastructure or reflect changes in our cost of service. These mechanisms work to effectively reduce the regulatory lag inherent in the ratemaking process. However, regulatory lag could significantly increase if the regulatory authorities modify or terminate these rate mechanisms. The regulatory process also involves the risk that regulatory authorities may (i) review our purchases of natural gas and adjust the amount of our gas costs that we pass through to our customers or (ii) limit the costs we may have incurred from our cost of service that can be recovered from customers.
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
Over time, inflation has caused increases in some of our operating expenses and has required assets to be replaced at higher costs. We have a process in place to continually review the adequacy of our distribution gas rates in relation to the increasing cost of providing service and the inherent regulatory lag in adjusting those gas rates. Historically, we have been able to budget and control operating expenses and investments within the amounts authorized to be collected in rates and intend to continue to do so. However, the ability to control expenses is an important factor that could impact future financial results.
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
Our regulated operations are generally insulated from commodity price risk through its purchased gas cost mechanisms. Although our nonregulated operations represent only about five percent of our consolidated results, commodity price volatility experienced in this business segment could lead to some minor volatility in our earnings. Our nonregulated segment manages margins and limits risk exposure on the sale of natural gas inventory or the offsetting fixed-price purchase or sale commitments for physical quantities of natural gas through the use of a variety of financial instruments. However, contractual limitations could adversely affect our ability to withdraw gas from storage, which could cause us to purchase gas at spot prices in a rising market to obtain sufficient volumes to fulfill customer contracts. We could also realize financial losses on our efforts to limit risk as a result of volatility in the market prices of the underlying commodities or if a counterparty fails to perform under a contract.
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
The regulated natural gas distribution and pipeline business is capital-intensive. We must make significant capital expenditures to renew or replace our facilities on a long-term basis to improve the safety and reliability of our facilities and to comply with the safety rules and regulations issued by the regulatory authorities responsible for the service areas we operate. In addition, we must continually build new capacity in our regulated distribution and regulated pipeline operations to serve the growing needs of the communities we serve. The magnitude of these expenditures may be affected by a number of factors, including new regulations, the general state of the economy and weather.
The liquidity required to fund our capital expenditures and other cash needs is provided from a variety of sources, including our cash flows from operations, borrowings under our short-term lending facilities, and, from time to time, funds raised from the public debt and equity capital markets. The cost and availability of borrowing funds from third party lenders or issuing equity is dependent on the liquidity of the credit markets, interest rates and other market conditions. This in turn may limit the amount of funds we can invest in our infrastructure.
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
The costs to the Company of providing these benefits and related funding requirements could also increase materially in the future, should there be a material reduction in the amount of the recovery of these costs through our rates or should significant delays develop in the timing of the recovery of such costs, which could adversely affect our financial results.
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
Our business operations and information technology systems may be vulnerable to an attack by individuals or organizations intending to disrupt our business operations and information technology systems, even though the Company has implemented policies, procedures and controls to prevent and detect these activities. We use our information technology systems to manage our distribution and intrastate pipeline operations and other business processes. Disruption of those systems could adversely impact our ability to safely deliver natural gas to our customers, operate our pipeline systems or serve our customers timely. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected.
In addition, we use our information technology systems to protect confidential or sensitive customer, employee and Company information developed and maintained in the normal course of our business. Any attack on such systems that would result in the unauthorized release of customer, employee or other confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs and expose us to additional material legal claims and liability. Even though we have insurance coverage in place for many of these cyber-related risks, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected to the extent not fully covered by such insurance coverage.
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
Distribution, transmission and related assets
At September 30, 2015, in our regulated distribution segment, we owned an aggregate of 70,218 miles of underground distribution and transmission mains throughout our distribution systems. These mains are located on easements or rights-of-way which generally provide for perpetual use. We maintain our mains through a program of continuous inspection and repair and believe that our system of mains is in good condition. Through our regulated pipeline segment we owned 5,477 miles of gas transmission and gathering lines as well as 111 miles of transmission and gathering lines through our nonregulated segment.

Storage Assets
We own underground gas storage facilities in several states to supplement the supply of natural gas in periods of peak demand. The following table summarizes certain information regarding our underground gas storage facilities at September 30, 2015:

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

Additionally, we contract for storage service in underground storage facilities on many of the interstate pipelines serving us to supplement our proprietary storage capacity. The following table summarizes our contracted storage capacity at September 30, 2015:

Segment	Division/Company	Maximum Storage Quantity (MMBtu)	Maximum Daily Withdrawal Quantity (MDWQ)(1)
Regulated Distribution Segment
	Colorado-Kansas Division	4,761,909	113,689
	Kentucky/Mid-States Division	11,181,603	268,739
	Louisiana Division	2,595,619	179,347
	Mid-Tex Division	3,250,000	175,000
	Mississippi Division	3,554,535	151,334
	West Texas Division	4,500,000	146,000
Total		29,843,666	1,034,109
Nonregulated Segment
	Atmos Energy Marketing, LLC	8,026,869	250,937
	Trans Louisiana Gas Pipeline, Inc.	1,674,000	67,507
Total		9,700,869	318,444
Total Contracted Storage Capacity		39,544,535	1,352,553

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
See Note 10 to the consolidated financial statements, which is incorporated in this Item 3 by reference.

ITEM 4.	Mine Safety Disclosures.

Not applicable.
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our stock trades on the New York Stock Exchange under the trading symbol “ATO.” The high and low sale prices and dividends paid per share of our common stock for fiscal 2015 and 2014 are listed below. The high and low prices listed are the closing NYSE quotes, as reported on the NYSE composite tape, for shares of our common stock:

	Fiscal 2015			Fiscal 2014
	High	Low	Dividends Paid	High	Low	Dividends Paid
Quarter ended:
December 31	$58.08	$47.35	$0.39	$47.06	$41.08	$0.37
March 31	58.81	52.02	0.39	48.01	44.19	0.37
June 30	56.41	51.28	0.39	53.40	46.94	0.37
September 30	58.18	51.48	0.39	52.68	47.01	0.37
			$1.56			$1.48
Dividends are payable at the discretion of our Board of Directors out of legally available funds. The Board of Directors typically declares dividends in the same fiscal quarter in which they are paid. The number of record holders of our common stock on October 30, 2015 was 14,881. Future payments of dividends, and the amounts of these dividends, will depend on our financial condition, results of operations, capital requirements and other factors. We sold no securities during fiscal 2015 that were not registered under the Securities Act of 1933, as amended.
Performance Graph
The performance graph and table below compares the yearly percentage change in our total return to shareholders for the last five fiscal years with the total return of the Standard and Poor’s 500 Stock Index and the cumulative total return of two different customized peer company groups, the New Comparison Company Index and the Old Comparison Company Index. The New Comparison Company Index includes ONE Gas, Inc., The Laclede Group, Inc. and TECO Energy, Inc. and excludes ONEOK, Inc., National Fuel Gas Company and Integrys Energy Group because the Board of Directors determined that these companies better fit the profile of the companies in our peer group, which is comprised of natural gas distribution companies with similar revenues, market capitalizations and asset bases to that of the Company. The graph and table below assume that $100.00 was invested on September 30, 2010 in our common stock, the S&P 500 Index and in the common stock of the companies in the New and Old Comparison Company Indexes, as well as a reinvestment of dividends paid on such investments throughout the period.

Comparison of Five-Year Cumulative Total Return
among Atmos Energy Corporation, S&P 500 Index
and Comparison Company Index

	Cumulative Total Return
	9/30/2010	9/30/2011	9/30/2012	9/30/2013	9/30/2014	9/30/2015
Atmos Energy Corporation	100.00	115.72	133.03	164.05	189.51	237.91
S&P 500 Index	100.00	101.14	131.69	157.17	188.18	187.02
Old Comparison Company Index	100.00	117.66	142.22	167.00	201.17	193.52
New Comparison Company Index	100.00	116.24	134.26	155.06	179.39	204.94

The New Comparison Company Index reflects the cumulative total return of companies in our peer group, which is comprised of a hybrid group of utility companies, primarily natural gas distribution companies, recommended by our independent executive compensation consulting firm and approved by the Board of Directors. The companies included in the index are AGL Resources Inc., CenterPoint Energy, Inc., CMS Energy Corporation, NiSource Inc., ONE Gas, Inc., Piedmont Natural Gas Company, Inc., Questar Corporation, TECO Energy, Inc., The Laclede Group, Inc., Vectren Corporation and WGL Holdings, Inc. The Old Comparison Company Index includes AGL Resources Inc., CenterPoint Energy Resources Corporation, CMS Energy Corporation, Integrys Energy Group, Inc., National Fuel Gas, NiSource Inc., ONEOK Inc., Piedmont Natural Gas Company, Inc., Questar Corporation, Vectren Corporation and WGL Holdings, Inc.

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1998 Long-Term Incentive Plan	—	$—	308,582
Total equity compensation plans approved by security holders	—	—	308,582
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	308,582
On September 28, 2011, the Board of Directors approved a program authorizing the repurchase of up to five million shares of common stock over a five-year period. The program is primarily intended to minimize the dilutive effect of equity grants under various benefit related incentive compensation plans of the Company. Although the program is authorized for a five-year period, it may be terminated or limited at any time. Shares may be repurchased in the open market or in privately negotiated transactions in amounts the Company deems appropriate. We did not repurchase any shares during fiscal 2015 under the program, which is scheduled to end on September 30, 2016. At September 30, 2015, there were 4,612,009 shares of repurchase authority remaining under the program.

ITEM 6.	Selected Financial Data.
The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements included herein.

	Fiscal Year Ended September 30
	2015	2014	2013	2012(1)	2011(1)
	(In thousands, except per share data)
Results of Operations
Operating revenues	$4,142,136	$4,940,916	$3,875,460	$3,436,162	$4,286,435
Gross profit	$1,680,017	$1,582,426	$1,412,050	$1,323,739	$1,300,820
Income from continuing operations	$315,075	$289,817	$230,698	$192,196	$189,588
Net income	$315,075	$289,817	$243,194	$216,717	$207,601
Diluted income per share from continuing operations	$3.09	$2.96	$2.50	$2.10	$2.07
Diluted net income per share	$3.09	$2.96	$2.64	$2.37	$2.27
Cash dividends declared per share	$1.56	$1.48	$1.40	$1.38	$1.36
Financial Condition
Net property, plant and equipment(2)	$7,430,580	$6,725,906	$6,030,655	$5,475,604	$5,147,918
Total assets	$9,092,945	$8,594,704	$7,934,268	$7,495,675	$7,282,871
Capitalization:
Shareholders’ equity	$3,194,797	$3,086,232	$2,580,409	$2,359,243	$2,255,421
Long-term debt (excluding current maturities)	2,455,388	2,455,986	2,455,671	1,956,305	2,206,117
Total capitalization	$5,650,185	$5,542,218	$5,036,080	$4,315,548	$4,461,538

(1)	Financial results for fiscal years 2012 and 2011 reflect a $5.3 million and a $30.3 million pre-tax loss for the impairment of certain assets.

(2)	Amounts shown for fiscal 2012 and 2011 are net of assets held for sale.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Discontinuing the application of this method of accounting for regulatory assets and liabilities or changes in the accounting for our various regulatory mechanisms could significantly increase our operating expenses as fewer costs would likely be capitalized or deferred on the balance sheet, which could reduce our net income.
Decisions of regulatory authorities Issuance of new regulations or regulatory mechanisms Assessing the probability of the recoverability of deferred costs
Unbilled Revenue
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

Assumed discount rate

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

The assets and liabilities we recognize at fair value are subject to potentially significant volatility based on numerous considerations including, but not limited to changes in commodity prices, interest rates, maturity and timing of settlement.

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
General economic and market conditions Projected timing and amount of future discounted cash flows Judgment in the evaluation of relevant data

RESULTS OF OPERATIONS
Overview
Atmos Energy Corporation strives to operate its businesses safely and reliably while delivering superior shareholder value. In recent years we have implemented rate designs that reduce or eliminate regulatory lag and separate the recovery of our approved rate from customer usage patterns. In addition, recent pipeline safety rulemaking has impacted the level of operating and maintenance expense and capital spending in our regulated business, which we expect to continue. Accordingly, we have significantly increased investments in the safety and reliability of our natural gas distribution and transmission infrastructure. This increased level of investment and timely recovery of these investments through our various regulatory mechanisms has resulted in increased earnings and operating cash flow in recent years.
This trend continued during fiscal 2015. Net income increased 9 percent to $315.1 million, or $3.09 per diluted share. The year-over-year increase largely reflects positive rate outcomes, which more than offset weather that was 10 percent warmer than the prior year, particularly in our nonregulated segment. Additionally, operating cash flow increased $96.5 million to $836.5 million for the fiscal year ended September 30, 2015.
Capital expenditures for fiscal 2015 totaled $975.1 million. Approximately 80 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less. Fiscal 2014 spending under these and other mechanisms enabled the Company to complete 17 regulatory filings during fiscal 2015 that should increase annual operating income from regulated operations by $114.5 million. We plan to continue to fund our growth through the use of operating cash flows and debt and equity securities, to maintain a balanced capital structure.
On July 1, 2015, Fitch Ratings (Fitch) upgraded our senior unsecured debt rating to A from A- with a ratings outlook of stable. Fitch cited its expectation of continued strong financial performance driven primarily by organic growth in our regulated distribution and regulated pipeline segments.
On October 29, 2015, S&P affirmed our senior unsecured debt rating as A- and issued a revised outlook from stable to positive, citing the potential for an upgraded rating in the future if we maintain our current level of financial performance as capital spending levels remain elevated.
As a result of the continued contribution and stability of our regulated earnings, cash flows and capital structure, our Board of Directors increased the quarterly dividend by 7.7 percent for fiscal 2016.

Consolidated Results
The following table presents our consolidated financial highlights for the fiscal years ended September 30, 2015, 2014 and 2013.

	For the Fiscal Year Ended September 30
	2015	2014	2013
	(In thousands, except per share data)
Operating revenues	$4,142,136	$4,940,916	$3,875,460
Gross profit	1,680,017	1,582,426	1,412,050
Operating expenses	1,048,622	971,077	910,171
Operating income	631,395	611,349	501,879
Miscellaneous expense	(4,389)	(5,235)	(197)
Interest charges	116,241	129,295	128,385
Income from continuing operations before income taxes	510,765	476,819	373,297
Income tax expense	195,690	187,002	142,599
Income from continuing operations	315,075	289,817	230,698
Income from discontinued operations, net of tax	—	—	7,202
Gain on sale of discontinued operations, net of tax	—	—	5,294
Net income	$315,075	$289,817	$243,194
Diluted net income per share from continuing operations	$3.09	$2.96	$2.50
Diluted net income per share from discontinued operations	$—	$—	$0.14
Diluted net income per share	$3.09	$2.96	$2.64
Regulated operations contributed 95 percent, 89 percent and 95 percent to our consolidated net income from continuing operations for fiscal years 2015, 2014 and 2013. Our consolidated net income during the last three fiscal years was earned across our business segments as follows:

	For the Fiscal Year Ended September 30
	2015	2014	2013
	(In thousands)
Regulated distribution segment	$204,813	$171,585	$150,856
Regulated pipeline segment	94,662	86,191	68,260
Nonregulated segment	15,600	32,041	11,582
Net income from continuing operations	315,075	289,817	230,698
Net income from discontinued operations	—	—	12,496
Net income	$315,075	$289,817	$243,194

The following table segregates our consolidated net income and diluted earnings per share between our regulated and nonregulated operations:

	For the Fiscal Year Ended September 30
	2015	2014	2013
	(In thousands, except per share data)
Regulated operations	$299,475	$257,776	$219,116
Nonregulated operations	15,600	32,041	11,582
Net income from continuing operations	315,075	289,817	230,698
Net income from discontinued operations	—	—	12,496
Net income	$315,075	$289,817	$243,194
Diluted EPS from continuing regulated operations	$2.93	$2.63	$2.38
Diluted EPS from nonregulated operations	0.16	0.33	0.12
Diluted EPS from continuing operations	3.09	2.96	2.50
Diluted EPS from discontinued operations	—	—	0.14
Consolidated diluted EPS	$3.09	$2.96	$2.64
We reported net income of $315.1 million, or $3.09 per diluted share for the year ended September 30, 2015, compared with net income of $289.8 million or $2.96 per diluted share in the prior year. Unrealized losses in our nonregulated operations during the current year decreased net income by $1.5 million or $0.01 per diluted share compared with net gains recorded in the prior year of $5.8 million or $0.06 per diluted share.
We reported net income of $289.8 million, or $2.96 per diluted share for the year ended September 30, 2014, compared with net income of $243.2 million or $2.64 per diluted share in fiscal 2013. Income from continuing operations in fiscal 2013 was $230.7 million, or $2.50 per diluted share. Income from discontinued operations was $12.5 million or $0.14 per diluted share for the year ended September 30, 2013, which includes the gain on sale of substantially all our assets in Georgia of $5.3 million. Unrealized gains in our nonregulated operations during fiscal 2014 increased net income by $5.8 million or $0.06 per diluted share compared with net gains recorded in fiscal 2013 of $5.3 million, or $0.05 per diluted share.
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
During fiscal 2015, we completed 16 regulatory proceedings in our regulated distribution segment, which should result in a $77.3 million increase in annual operating income.

In April 2013, we completed the sale of our Georgia regulated distribution operations, representing approximately 64,000 customers.
Review of Financial and Operating Results
Financial and operational highlights for our regulated distribution segment for the fiscal years ended September 30, 2015, 2014 and 2013 are presented below.

	For the Fiscal Year Ended September 30
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands, unless otherwise noted)
Gross profit	$1,237,577	$1,176,515	$1,081,236	$61,062	$95,279
Operating expenses	817,428	791,947	738,143	25,481	53,804
Operating income	420,149	384,568	343,093	35,581	41,475
Miscellaneous income (expense)	(377)	(381)	2,535	4	(2,916)
Interest charges	84,132	94,918	98,296	(10,786)	(3,378)
Income from continuing operations before income taxes	335,640	289,269	247,332	46,371	41,937
Income tax expense	130,827	117,684	96,476	13,143	21,208
Income from continuing operations	204,813	171,585	150,856	33,228	20,729
Income from discontinued operations, net of tax	—	—	7,202	—	(7,202)
Gain on sale of discontinued operations, net of tax	—	—	5,649	—	(5,649)
Net Income	$204,813	$171,585	$163,707	$33,228	$7,878
Consolidated regulated distribution sales volumes from continuing operations — MMcf	293,350	317,320	269,162	(23,970)	48,158
Consolidated regulated distribution transportation volumes from continuing operations — MMcf	135,972	134,483	123,144	1,489	11,339
Consolidated regulated distribution throughput from continuing operations — MMcf	429,322	451,803	392,306	(22,481)	59,497
Consolidated regulated distribution throughput from discontinued operations — MMcf	—	—	4,731	—	(4,731)
Total consolidated regulated distribution throughput — MMcf	429,322	451,803	397,037	(22,481)	54,766
Consolidated regulated distribution average transportation revenue per Mcf	$0.50	$0.48	$0.46	$0.02	$0.02
Consolidated regulated distribution average cost of gas per Mcf sold	$5.20	$5.94	$4.91	$(0.74)	$1.03

Fiscal year ended September 30, 2015 compared with fiscal year ended September 30, 2014
Income from continuing operations for our regulated distribution segment increased 19 percent, primarily due to a $61.1 million increase in gross profit, partially offset by a $25.5 million increase in operating expenses. The year-to-date increase in gross profit primarily reflects:

•	a $70.6 million net increase in rate adjustments, primarily in our Mid-Tex, West Texas, Kentucky/Mid-States and Colorado-Kansas Divisions.

•
a $4.5 million increase in transportation revenue.  Transportation volumes increased one percent due to increased economic activity experienced in our Kentucky/Mid-States Division and increased consumption in our West Texas Division due to colder than normal weather.

•
a $10.5 million decrease in consumption associated with an eight percent decrease in sales volumes. Current period weather was ten percent warmer compared to the prior-year period, before adjusting for weather normalization mechanisms.

•	a $2.5 million decrease in revenue-related taxes primarily in our Mid-Tex Division.
The increase in operating expenses, which include operation and maintenance expense, bad debt expense, depreciation and amortization expense and taxes, other than income, was primarily due to increased depreciation expense associated with increased capital investments and increased ad valorem and franchise taxes.

Interest charges decreased by $10.8 million, primarily due to replacing our $500 million unsecured 4.95% senior notes with $500 million of 4.125% 30-year unsecured senior notes on October 15, 2014 and higher interest expense deferrals under our infrastructure mechanisms.
Fiscal year ended September 30, 2014 compared with fiscal year ended September 30, 2013
Income from continuing operations for our regulated distribution segment increased 14 percent, primarily due to a $95.3 million increase in gross profit, partially offset by a $53.8 million increase in operating expenses. The year-to-date increase in gross profit primarily reflects:

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
The $53.8 million increase in operating expenses, which include operation and maintenance expense, bad debt expense, depreciation and amortization expense and taxes, other than income, was primarily due to the following:

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
The following table shows our operating income from continuing operations by regulated distribution division, in order of total rate base, for the fiscal years ended September 30, 2015, 2014 and 2013. The presentation of our regulated distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	For the Fiscal Year Ended September 30
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands)
Mid-Tex	$197,559	$187,265	$158,900	$10,294	$28,365
Kentucky/Mid-States	59,233	55,968	46,164	3,265	9,804
Louisiana	51,001	56,648	52,125	(5,647)	4,523
West Texas	37,180	29,250	28,085	7,930	1,165
Mississippi	34,333	28,473	29,112	5,860	(639)
Colorado-Kansas	28,720	28,077	25,478	643	2,599
Other	12,123	(1,113)	3,229	13,236	(4,342)
Total	$420,149	$384,568	$343,093	$35,581	$41,475
Regulated Pipeline Segment
Our regulated pipeline segment consists of the pipeline and storage operations of the Atmos Pipeline - Texas Division (APT). APT is one of the largest intrastate pipeline operations in Texas with a heavy concentration in the established natural gas-producing areas of central, northern and eastern Texas, extending into or near the major producing areas of the Barnett Shale, the Texas Gulf Coast and the Permian Basin of West Texas. APT’s primary business is providing firm transportation and storage services for our Mid-Tex Division and other LDC customers. APT also provides interruptible transportation, storage and ancillary services for third parties including, industrial and electric generation customers as well as producers, marketers and other shippers..

Our regulated pipeline segment is impacted by seasonal weather patterns, competitive factors in the energy industry and economic conditions in APT's service area. Natural gas prices do not directly impact the results of this segment as revenues are derived from the transportation of natural gas. However, natural gas prices and demand for natural gas could influence the level of drilling activity in the markets that we serve, which may influence the level of throughput we may be able to transport on our pipeline. Further, natural gas price differences between the various hubs that we serve impact the market value for transportation services between those geographic areas.
The results of the Atmos Pipeline - Texas Division are also significantly impacted by the natural gas requirements of the Mid-Tex Division because it is the primary transporter of natural gas for our Mid-Tex Division.
Finally, as a regulated pipeline, the operations of the Atmos Pipeline - Texas Division may be impacted by the timing of when costs and expenses are incurred and when these costs and expenses are recovered through its tariffs.
Review of Financial and Operating Results
Financial and operational highlights for our regulated pipeline segment for the fiscal years ended September 30, 2015, 2014 and 2013 are presented below.

	For the Fiscal Year Ended September 30
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands, unless otherwise noted)
Mid-Tex Division transportation	$264,059	$227,230	$179,628	$36,829	$47,602
Third-party transportation	94,893	76,109	66,939	18,784	9,170
Storage and park and lend services	3,575	5,344	5,985	(1,769)	(641)
Other	7,585	9,776	16,348	(2,191)	(6,572)
Gross profit	370,112	318,459	268,900	51,653	49,559
Operating expenses	188,845	145,640	129,047	43,205	16,593
Operating income	181,267	172,819	139,853	8,448	32,966
Miscellaneous expense	(1,243)	(3,181)	(2,285)	1,938	(896)
Interest charges	33,151	36,280	30,678	(3,129)	5,602
Income before income taxes	146,873	133,358	106,890	13,515	26,468
Income tax expense	52,211	47,167	38,630	5,044	8,537
Net income	$94,662	$86,191	$68,260	$8,471	$17,931
Gross pipeline transportation volumes — MMcf	738,532	714,464	649,740	24,068	64,724
Consolidated pipeline transportation volumes — MMcf	528,068	493,360	467,178	34,708	26,182
Fiscal year ended September 30, 2015 compared with fiscal year ended September 30, 2014
Net income for our regulated pipeline segment increased 10 percent, primarily due to a $51.7 million increase in gross profit, partially offset by a $43.2 million increase in operating expenses. The increase in gross profit primarily reflects a $47.0 million increase in rates from the approved 2014 and 2015 Gas Reliability Infrastructure Program (GRIP) filings. Additionally, gross profit reflects increased pipeline demand fees and through-system transportation volumes and rates that were offset by lower storage and other fees and the absence of a $1.8 million increase recorded in the prior-year associated with an annual adjustment mechanism.
Operating expenses increased $43.2 million, primarily due to increased levels of pipeline and right-of-way maintenance activities to improve the safety and reliability of our system and increased depreciation expense associated with increased capital investments, along with the absence of a $6.7 million refund received in the prior year as a result of the completion of a state use tax audit.
Fiscal year ended September 30, 2014 compared with fiscal year ended September 30, 2013
Net income for our regulated pipeline segment increased 26 percent in fiscal 2014 compared to fiscal 2013, primarily due to a $49.6 million increase in gross profit. The increase in gross profit primarily reflects a $38.5 million increase in rates from the GRIP filings approved by the Railroad Commission of Texas (RRC) in fiscal 2014 and 2013 coupled with a $4.7 million increase associated with higher transportation volumes and basis spreads driven by colder weather.
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

Review of Financial and Operating Results
Financial and operational highlights for our nonregulated segment for the fiscal years ended September 30, 2015, 2014 and 2013 are presented below.

	For the Fiscal Year Ended September 30
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands, unless otherwise noted)
Realized margins
Gas delivery and related services	$48,930	$39,529	$39,839	$9,401	$(310)
Storage and transportation services	13,575	14,696	14,641	(1,121)	55
Other	12,755	24,170	(103)	(11,415)	24,273
Total realized margins	75,260	78,395	54,377	(3,135)	24,018
Unrealized margins	(2,400)	9,560	8,954	(11,960)	606
Gross profit	72,860	87,955	63,331	(15,095)	24,624
Operating expenses	42,881	33,993	44,404	8,888	(10,411)
Operating income	29,979	53,962	18,927	(23,983)	35,035
Miscellaneous income (expense)	(760)	2,216	2,316	(2,976)	(100)
Interest charges	967	1,986	2,168	(1,019)	(182)
Income from continuing operations before income taxes	28,252	54,192	19,075	(25,940)	35,117
Income tax expense	12,652	22,151	7,493	(9,499)	14,658
Income from continuing operations	15,600	32,041	11,582	(16,441)	20,459
Loss on sale of discontinued operations, net of tax	—	—	(355)	—	355
Net income	$15,600	$32,041	$11,227	$(16,441)	$20,814
Gross nonregulated delivered gas sales volumes — MMcf	410,044	439,014	396,561	(28,970)	42,453
Consolidated nonregulated delivered gas sales volumes — MMcf	351,427	377,441	343,669	(26,014)	33,772
Net physical position (Bcf)	14.6	9.3	12.0	5.3	(2.7)
 Fiscal year ended September 30, 2015 compared with fiscal year ended September 30, 2014
Net income for our nonregulated segment decreased 51 percent from the prior year due to lower gross profit and higher operating expenses.
The $15.1 million period-over-period decrease in gross profit was primarily due to a $12.0 million decrease in unrealized margins combined with a $3.1 million decrease in realized margins. The decrease in realized margins reflects:

•
An $11.4 million decrease in other realized margins primarily due to lower natural gas price volatility. In the prior-year period, strong market demand caused by significantly colder-than-normal weather resulted in increased market volatility. These market conditions created the opportunity to accelerate physical withdrawals that had been planned for future periods into the fiscal 2014 second quarter to capture incremental gross profit margin. Market conditions in the current-year period were less volatile than the prior-year period, which provided fewer opportunities to capture incremental gross profit.

•
A $9.4 million increase in gas delivery and related services margins, primarily due to an increase in per-unit margins from 9 cents to 12 cents per Mcf, partially offset by a seven percent decrease in consolidated sales volumes. AEH elected not to renew excess transportation capacity in certain markets in late fiscal 2014 and early 2015. As a result, AEH has experienced fewer deliveries to low-margin marketing and power generation customers, which is the primary driver for the decrease in consolidated sales volumes and higher per-unit margins.

Operating expenses increased $8.9 million, primarily due to higher legal expenses as a result of the favorable settlement in the prior year of the Kentucky litigation and the resolution of the Tennessee Business License Tax matter.
Fiscal year ended September 30, 2014 compared with fiscal year ended September 30, 2013
Net income for our nonregulated segment increased 185 percent in fiscal year 2014 compared to the year ended September 30, 2013 due to higher gross profit and decreased operating expenses.

The period-over-period increase in gross profit was primarily due to a $24.0 million increase in realized margins. The increase in realized margins reflects:

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

Operating expenses decreased $10.4 million, primarily due to lower legal expenses related to the dismissal of the Kentucky litigation and the favorable resolution of the Tennessee Business License Tax matter in fiscal 2014.

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
We regularly evaluate our funding strategy and capital structure to ensure that we (i) have sufficient liquidity for our short-term and long-term needs in a cost-effective manner and (ii) maintain a balanced capital structure with a debt-to-capitalization ratio in a target range of 45 to 55 percent. We also evaluate the levels of committed borrowing capacity that we require. We currently have over $1 billion of capacity from our short-term facilities.
The following table presents our capitalization as of September 30, 2015 and 2014:

	September 30
	2015		2014
	(In thousands, except percentages)
Short-term debt	$457,927	7.5%	$196,695	3.4%
Long-term debt	2,455,388	40.2%	2,455,986	42.8%
Shareholders’ equity	3,194,797	52.3%	3,086,232	53.8%
Total capitalization, including short-term debt	$6,108,112	100.0%	$5,738,913	100.0%
Total debt as a percentage of total capitalization, including short-term debt, was 47.7 percent and 46.2 percent at September 30, 2015 and 2014.
As we continue to invest in the safety and reliability of our distribution and transportation system, we expect our capital spending will increase in future periods. We intend to fund this level of investment through available operating cash flows, the issuance of long-term debt securities and equity. We believe the liquidity provided by these sources combined with our committed credit facilities will be sufficient to fund our working capital needs and capital expenditure program for fiscal year 2016 and beyond.
On September 25, 2015, we terminated our existing $1.25 billion credit facility and entered into a new five year $1.25 billion credit facility with substantially the same terms. The new facility also retains the $250 million accordion feature, which allows for an increase in the total committed loan amount to $1.5 billion.
Additionally, we plan to issue new unsecured senior notes to replace $250 million and $450 million of unsecured senior notes that will mature in fiscal 2017 and fiscal 2019. During fiscal 2014 and 2015, we entered into forward starting interest rate swaps to fix the Treasury yield component associated with the anticipated fiscal 2019 issuances at 3.782%. In fiscal 2012, we entered into forward starting interest rate swaps to fix the Treasury yield component associated with the anticipated fiscal 2017 issuances at 3.367%.

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the years ended September 30, 2015, 2014 and 2013 are presented below.

	For the Fiscal Year Ended September 30
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands)
Total cash provided by (used in)
Operating activities	$836,519	$739,986	$613,127	$96,533	$126,859
Investing activities	(974,755)	(837,576)	(696,914)	(137,179)	(140,662)
Financing activities	124,631	73,649	85,747	50,982	(12,098)
Change in cash and cash equivalents	(13,605)	(23,941)	1,960	10,336	(25,901)
Cash and cash equivalents at beginning of period	42,258	66,199	64,239	(23,941)	1,960
Cash and cash equivalents at end of period	$28,653	$42,258	$66,199	$(13,605)	$(23,941)
Cash flows from operating activities
Year-over-year changes in our operating cash flows primarily are attributable to changes in net income, working capital changes, particularly within our regulated distribution segment resulting from changes in the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.
Fiscal Year ended September 30, 2015 compared with fiscal year ended September 30, 2014
For the fiscal year ended September 30, 2015, we generated operating cash flow of $836.5 million from operating activities compared with $740.0 million in the prior year. The year-over-year increase primarily reflects successful rate case outcomes in the prior year, the timing of gas cost recoveries under our purchased gas cost mechanisms and lower gas prices during the current-year storage injection season.
Fiscal Year ended September 30, 2014 compared with fiscal year ended September 30, 2013
For the fiscal year ended September 30, 2014, we generated operating cash flow of $740.0 million from operating activities compared with $613.1 million in fiscal 2013. The year-over-year increase reflects higher operating results from colder weather and rate increases combined with the timing of customer collections and vendor payments.
Cash flows from investing activities
In recent years, a substantial portion of our cash resources has been used to fund our ongoing construction program, which enables us to enhance the safety and reliability of the systems used to provide regulated distribution services to our existing customer base, expand our natural gas distribution services into new markets, enhance the integrity of our pipelines and, more recently, expand our intrastate pipeline network. Over the last three fiscal years, approximately 80 percent of our capital spending has been committed to improving the safety and reliability of our system.
In executing our regulatory strategy, we target our capital spending on regulatory mechanisms that permit us to earn an adequate return timely on our investment without compromising the safety or reliability of our system. Substantially all of our regulated jurisdictions have rate tariffs that provide the opportunity to include in their rate base approved capital costs on a periodic basis without being required to file a rate case.
For the fiscal year ended September 30, 2015, we incurred $975.1 million for capital expenditures compared with $835.3 million for the fiscal year ended September 30, 2014 and $845.0 million for the fiscal year ended September 30, 2013.
Fiscal Year ended September 30, 2015 compared with fiscal year ended September 30, 2014
The $139.8 million increase in capital expenditures in fiscal 2015 compared to fiscal 2014 primarily reflects:

•	A $96.9 million increase in capital spending in our regulated distribution segment, which primarily reflects a planned increase in safety and reliability investment in fiscal 2015.

•
A $43.4 million increase in capital spending in our regulated pipeline segment, primarily related to the enhancement and fortification of two storage fields to ensure the reliability of gas service to our Mid-Tex Division.

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
Cash flows from financing activities
We generated a net $124.6 million, $73.6 million and $85.7 million in cash from financing activities for fiscal years 2015, 2014 and 2013. Our significant financing activities for the fiscal years ended September 30, 2015, 2014 and 2013 are summarized as follows:
2015
During the fiscal year ended September 30, 2015, our financing activities generated $124.6 million of cash compared with $73.6 million of cash generated in the prior year. The increase is primarily due to timing between short-term debt borrowings and repayments during the current year, proceeds from the issuance of $500 million unsecured 4.125% senior notes in October 2014 and the settlement of the associated forward starting interest rate swaps. Partially offsetting these increases were the repayment of $500 million 4.95% senior unsecured notes at maturity on October 15, 2014, compared with short-term debt borrowings and repayments in the prior year and proceeds generated from the equity offering completed in February 2014.
2014
During the fiscal year ended September 30, 2014, our financing activities generated $73.6 million of cash compared with $85.7 million of cash generated in the prior year. The decrease is primarily due to timing between short-term debt borrowings and repayments during fiscal 2014 partially offset by proceeds from the equity offering completed in February 2014 compared with proceeds generated from the issuance of long-term debt in fiscal 2013.
2013
During the fiscal year ended September 30, 2013, our financing activities generated $85.7 million of cash compared with $44.8 million of cash used in fiscal 2012. Fiscal year 2013 cash flows from financing activities were significantly influenced by the issuance of $500 million 4.15% 30-year unsecured senior notes on January 11, 2013. We used a portion of the net cash proceeds of $493.8 million to repay a $260 million short-term financing facility executed in fiscal 2012, to settle, for $66.6 million, three Treasury locks associated with the issuance and to reduce short-term debt borrowings by $167.2 million.

The following table shows the number of shares issued for the fiscal years ended September 30, 2015, 2014 and 2013:

	For the Fiscal Year Ended September 30
	2015	2014	2013
Shares issued:
Direct Stock Purchase Plan	176,391	83,150	—
Retirement Savings Plan	398,047	—	—
1998 Long-Term Incentive Plan	664,752	653,130	531,672
Outside Directors Stock-For-Fee Plan	—	1,735	2,088
February 2014 Offering	—	9,200,000	—
Total shares issued	1,239,190	9,938,015	533,760
The decrease in the number of shares issued in fiscal 2015 compared with the number of shares issued in fiscal 2014 primarily reflects the equity offering completed in February 2014, partially offset by the fact that we have begun issuing shares for use by the Direct Stock Purchase Plan and the Retirement Savings Plan and Trust rather than using shares purchased in the open market. At September 30, 2015, of the 8.7 million shares authorized for issuance from the LTIP, 308,582 shares remained available. For the year ended September 30, 2015, we canceled and retired 148,464 shares attributable to federal income tax withholdings on equity awards which are not included in the table above.
The increased number of shares issued in fiscal 2014 compared with the number of shares issued in fiscal 2013 primarily reflects the equity offering completed in February 2014 as well as a higher number of performance-based awards issued in the current year as actual performance exceeded the target. At September 30, 2014, of the 8.7 million shares authorized for issuance from the LTIP, 845,139 shares remained available. For the year ended September 30, 2014, we canceled and retired 190,134 shares attributable to federal income tax withholdings on equity awards which are not included in the table above.
Credit Facilities
Our short-term borrowing requirements are affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply to meet our customers’ needs could significantly affect our borrowing requirements.
We finance our short-term borrowing requirements through a combination of a $1.25 billion commercial paper program, which is collateralized by our $1.25 billion unsecured credit facility, as well as three additional committed revolving credit facilities and one uncommitted revolving credit facility with third-party lenders that provide approximately $1.3 billion of working capital funding. The $1.25 billion unsecured credit facility has a $250 million accordion feature which allows for an increase in the total committed loan amount to $1.5 billion. We also use intercompany credit facilities to supplement the funding provided by these third-party committed credit facilities.
Shelf Registration
We have an effective shelf registration statement with the Securities and Exchange Commission that permits us to issue a total of $1.75 billion in common stock and/or debt securities. The shelf registration statement is effective until March 28, 2016. As of September 30, 2015, $845 million was available for issuance.

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

	S&P	Moody’s	Fitch
Unsecured senior long-term debt	A-	A2	A
Commercial paper	A-2	P-1	F-2
On July 1, 2015, Fitch upgraded our senior unsecured debt rating to A from A- with a ratings outlook of stable, citing Fitch's expectation of continued strong financial performance, which has been driven primarily by organic growth in our regulated distribution and regulated pipeline segments.
On October 29, 2015, S&P affirmed our senior unsecured debt rating as A- and issued a revised outlook from stable to positive, citing the potential for an upgraded rating in the future if we maintain our current level of financial performance as capital spending levels remain elevated.
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

Debt Covenants
We were in compliance with all of our debt covenants as of September 30, 2015. Our debt covenants are described in Note 5 to the consolidated financial statements.

Contractual Obligations and Commercial Commitments
The following table provides information about contractual obligations and commercial commitments at September 30, 2015.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(In thousands)
Contractual Obligations
Long-term debt(1)	$2,460,000	$—	$250,000	$450,000	$1,760,000
Short-term debt(1)	457,927	457,927	—	—	—
Interest charges(2)	2,252,802	140,192	259,835	189,559	1,663,216
Operating leases(3)	140,713	16,475	33,129	29,458	61,651
Demand fees for contracted storage(4)	8,188	3,853	3,977	286	72
Demand fees for contracted transportation(5)	7,068	3,990	1,511	538	1,029
Financial instrument obligations(6)	120,107	9,568	110,539	—	—
Pension and postretirement benefit plan contributions(7)	325,606	37,355	50,138	60,238	177,875
Uncertain tax positions(8)	17,069	—	17,069	—	—
Total contractual obligations	$5,789,480	$669,360	$726,198	$730,079	$3,663,843

(1)	See Note 5 to the consolidated financial statements.

(2)	Interest charges were calculated using the stated rate for each debt issuance.

(3)	See Note 9 to the consolidated financial statements.

(4)
Represents third party contractual demand fees for contracted storage in our nonregulated segment. Contractual demand fees for contracted storage for our regulated distribution segment are excluded as these costs are fully recoverable through our purchase gas adjustment mechanisms.

(5)	Represents third party contractual demand fees for transportation in our nonregulated segment.

(6)
Represents liabilities for natural gas commodity and interest rate financial instruments that were valued as of September 30, 2015. The ultimate settlement amounts of these remaining liabilities are unknown because they are subject to continuing market risk until the financial instruments are settled.

(7)	Represents expected contributions to our pension and postretirement benefit plans, which are discussed in Note 6 to the consolidated financial statements.

(8)	Represents liabilities associated with uncertain tax positions claimed or expected to be claimed on tax returns.

Our regulated distribution segment maintains supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of individual contracts. Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. At September 30, 2015, we were committed to purchase 36.6 Bcf within one year and 26.8 Bcf within one to three years under indexed contracts.
AEH has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At September 30, 2015, AEH was committed to purchase 101.9 Bcf within one year, 16.0 Bcf within one to three years and 0.5 Bcf after three years under indexed contracts. AEH is committed to purchase 3.0 Bcf within one year under fixed price contracts with prices ranging from $2.32 to $3.23 per Mcf.

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
The following table shows the components of the change in fair value of our regulated distribution segment’s financial instruments for the fiscal year ended September 30, 2015 (in thousands):

Fair value of contracts at September 30, 2014	$14,284
Contracts realized/settled	(33,892)
Fair value of new contracts	607
Other changes in value	(100,360)
Fair value of contracts at September 30, 2015	$(119,361)
The fair value of our regulated distribution segment’s financial instruments at September 30, 2015, is presented below by time period and fair value source:

	Fair Value of Contracts at September 30, 2015
	Maturity in years
Source of Fair Value	Less than 1	1-3	4-5	Greater than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(9,190)	$(110,171)	$—	$—	$(119,361)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(9,190)	$(110,171)	$—	$—	$(119,361)
The following table shows the components of the change in fair value of our nonregulated segment’s financial instruments for the fiscal year ended September 30, 2015 (in thousands):

Fair value of contracts at September 30, 2014	$(3,033)
Contracts realized/settled	21,401
Fair value of new contracts	—
Other changes in value	(52,988)
Fair value of contracts at September 30, 2015	(34,620)
Netting of cash collateral	43,474
Cash collateral and fair value of contracts at September 30, 2015	$8,854

The fair value of our nonregulated segment’s financial instruments at September 30, 2015, is presented below by time period and fair value source.

	Fair Value of Contracts at September 30, 2015
	Maturity in years
Source of Fair Value	Less than 1	1-3	4-5	Greater than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(24,928)	$(8,925)	$(767)	$—	$(34,620)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(24,928)	$(8,925)	$(767)	$—	$(34,620)
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
Over the last five fiscal years, we have experienced annual medical and prescription inflation of approximately five percent. For fiscal 2016, we anticipate the medical and prescription drug inflation rate will continue at approximately five percent, primarily due to the inflation of health care costs.
Net Periodic Pension and Postretirement Benefit Costs
For the fiscal year ended September 30, 2015, our total net periodic pension and other benefits costs was $58.9 million, compared with $69.8 million and $78.5 million for the fiscal years ended September 30, 2014 and 2013. These costs relating to our regulated distribution operations are recoverable through our distribution rates. A portion of these costs is capitalized into our distribution rate base, and the remaining costs are recorded as a component of operation and maintenance expense.
Our fiscal 2015 costs were determined using a September 30, 2014 measurement date. At that date, interest and corporate bond rates utilized to determine our discount rates were lower than the interest and corporate bond rates as of September 30, 2013, the measurement date for our fiscal 2014 net periodic cost. Therefore, we decreased the discount rate used to measure our fiscal 2015 net periodic cost from 4.95 percent to 4.43 percent. We maintained our expected return on plan assets at 7.25 percent in the determination of our fiscal 2015 net periodic pension cost based upon expected market returns for our targeted asset allocation. As a result of the net impact of these and other assumptions, our fiscal 2015 pension and postretirement medical costs were lower than in the prior year.
Our fiscal 2014 costs were determined using a September 30, 2013 measurement date. At that date, interest and corporate bond rates utilized to determine our discount rates were higher than the interest and corporate bond rates as of September 30, 2012, the measurement date for our fiscal 2013 net periodic cost. Therefore, we increased the discount rate used to measure our fiscal 2014 net periodic cost from 4.04 percent to 4.95 percent. However, we decreased the expected return on plan assets from 7.75 percent to 7.25 percent in the determination of our fiscal 2014 net periodic pension cost based upon expected market returns for our targeted asset allocation. As a result of the net impact of these and other assumptions, our fiscal 2014 pension and postretirement medical costs were lower than in the prior year.
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
In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2015. Based on this valuation, we contributed cash of $38.0 million, $27.1 million and $32.7 million to our pension plans during fiscal 2015, 2014 and 2013. Each contribution increased the level of our plan assets to achieve a desirable PPA funding threshold.
We contributed $20.0 million, $23.6 million and $26.6 million to our postretirement benefits plans for the fiscal years ended September 30, 2015, 2014 and 2013. The contributions represent the portion of the postretirement costs we are responsible for under the terms of our plan and minimum funding required by state regulatory commissions.
Outlook for Fiscal 2016 and Beyond
As of September 30, 2015, interest and corporate bond rates were higher than the rates as of September 30, 2014. Therefore, we increased the discount rate used to measure our fiscal 2016 net periodic cost from 4.43 percent to 4.55 percent. We lowered expected return on plan assets from 7.25 percent to 7.00 percent in the determination of our fiscal 2016 net periodic pension cost based upon expected market returns for our targeted asset allocation. In October 2014, the Society of Actuaries released its final report on mortality tables and the mortality improvement scale to reflect increasing life expectancies in the United States. On October 8, 2015, the Society of Actuaries issued an additional report related to mortality tables and the mortality improvement scale.  As of September 30, 2015, we updated our assumed mortality rates to incorporate both new sets of mortality tables. As a result of the net impact of changes in these and other assumptions, we expect our fiscal 2016 net periodic pension cost to decrease by approximately 20 percent.
Based upon current market conditions, the current funded position of the plans and the funding requirements under the PPA, we do not anticipate a minimum required contribution for fiscal 2016. However, we may consider whether a voluntary contribution is prudent to maintain certain funding levels. With respect to our postretirement medical plans, we anticipate contributing between $30 million and $40 million during fiscal 2016.
Actual changes in the fair market value of plan assets and differences between the actual and expected return on plan assets could have a material effect on the amount of pension costs ultimately recognized. A 0.25 percent change in our discount rate would impact our pension and postretirement costs by approximately $2.7 million. A 0.25 percent change in our expected rate of return would impact our pension and postretirement costs by approximately $1.2 million.
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

Nonregulated segment
Our nonregulated segment is also exposed to risks associated with changes in the market price of natural gas. For our nonregulated segment, we use a sensitivity analysis to estimate commodity price risk. For purposes of this analysis, we estimate commodity price risk by applying a $0.50 change in the forward NYMEX price to our net open position (including existing storage and related financial contracts) at the end of each period. Based on AEH’s net open position (including existing storage and related financial contracts) at September 30, 2015 of 1.0 Bcf, a $0.50 change in the forward NYMEX price would have had a $0.3 million impact on our consolidated net income.
Changes in the difference between the indices used to mark to market our physical inventory (Gas Daily) and the related fair-value hedge (NYMEX) can result in volatility in our reported net income; but, over time, gains and losses on the sale of storage gas inventory will be offset by gains and losses on the fair-value hedges. Based upon our net physical position at September 30, 2015 and assuming our hedges would still qualify as highly effective, a $0.50 change in the difference between the Gas Daily and NYMEX indices would impact our reported net income by approximately $4.4 million.
Additionally, these changes could cause us to recognize a risk management liability, which would require us to place cash into an escrow account to collateralize this liability position. This, in turn, would reduce the amount of cash we would have on hand to fund our working capital needs.
Interest Rate Risk
Our earnings are exposed to changes in short-term interest rates associated with our short-term commercial paper program and other short-term borrowings. We use a sensitivity analysis to estimate our short-term interest rate risk. For purposes of this analysis, we estimate our short-term interest rate risk as the difference between our actual interest expense for the period and estimated interest expense for the period assuming a hypothetical average one percent increase in the interest rates associated with our short-term borrowings. Had interest rates associated with our short-term borrowings increased by an average of one percent, our interest expense would have increased by approximately $2.7 million during 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Atmos Energy Corporation
We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atmos Energy Corporation at September 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects the financial information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Atmos Energy Corporation’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 6, 2015 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
Dallas, Texas
November 6, 2015

ATMOS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30
	2015	2014
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$8,959,702	$8,200,121
Construction in progress	280,398	247,579
	9,240,100	8,447,700
Less accumulated depreciation and amortization	1,809,520	1,721,794
Net property, plant and equipment	7,430,580	6,725,906
Current assets
Cash and cash equivalents	28,653	42,258
Accounts receivable, less allowance for doubtful accounts of $15,283 in 2015 and $23,992 in 2014	295,160	343,400
Gas stored underground	236,603	278,917
Other current assets	70,569	111,265
Total current assets	630,985	775,840
Goodwill	742,702	742,029
Deferred charges and other assets	288,678	350,929
	$9,092,945	$8,594,704
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding: 2015 — 101,478,818 shares, 2014 — 100,388,092 shares	$507	$502
Additional paid-in capital	2,230,591	2,180,151
Accumulated other comprehensive loss	(109,330)	(12,393)
Retained earnings	1,073,029	917,972
Shareholders’ equity	3,194,797	3,086,232
Long-term debt	2,455,388	2,455,986
Total capitalization	5,650,185	5,542,218
Commitments and contingencies
Current liabilities
Accounts payable and accrued liabilities	238,942	308,086
Other current liabilities	457,954	405,869
Short-term debt	457,927	196,695
Total current liabilities	1,154,823	910,650
Deferred income taxes	1,411,315	1,286,616
Regulatory cost of removal obligation	427,553	445,387
Pension and postretirement liabilities	287,373	340,963
Deferred credits and other liabilities	161,696	68,870
	$9,092,945	$8,594,704
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30
	2015	2014	2013
	(In thousands, except per share data)
Operating revenues
Regulated distribution segment	$2,763,835	$3,061,546	$2,399,493
Regulated pipeline segment	370,112	318,459	268,900
Nonregulated segment	1,472,209	2,067,292	1,587,914
Intersegment eliminations	(464,020)	(506,381)	(380,847)
	4,142,136	4,940,916	3,875,460
Purchased gas cost
Regulated distribution segment	1,526,258	1,885,031	1,318,257
Regulated pipeline segment	—	—	—
Nonregulated segment	1,399,349	1,979,337	1,524,583
Intersegment eliminations	(463,488)	(505,878)	(379,430)
	2,462,119	3,358,490	2,463,410
Gross profit	1,680,017	1,582,426	1,412,050
Operating expenses
Operation and maintenance	541,868	505,154	488,020
Depreciation and amortization	274,796	253,987	235,079
Taxes, other than income	231,958	211,936	187,072
Total operating expenses	1,048,622	971,077	910,171
Operating income	631,395	611,349	501,879
Miscellaneous expense, net	(4,389)	(5,235)	(197)
Interest charges	116,241	129,295	128,385
Income from continuing operations before income taxes	510,765	476,819	373,297
Income tax expense	195,690	187,002	142,599
Income from continuing operations	315,075	289,817	230,698
Income from discontinued operations, net of tax ($0, $0 and $3,986)	—	—	7,202
Gain on sale of discontinued operations, net of tax ($0, $0 and $2,909)	—	—	5,294
Net income	$315,075	$289,817	$243,194
Basic earnings per share
Income per share from continuing operations	$3.09	$2.96	$2.54
Income per share from discontinued operations	—	—	0.14
Net income per share — basic	$3.09	$2.96	$2.68
Diluted earnings per share
Income per share from continuing operations	$3.09	$2.96	$2.50
Income per share from discontinued operations	—	—	0.14
Net income per share — diluted	$3.09	$2.96	$2.64
Weighted average shares outstanding:
Basic	101,892	97,606	90,533
Diluted	101,892	97,608	91,711
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30
	2015	2014	2013
	(In thousands)
Net income	$315,075	$289,817	$243,194
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(1,559), $1,199 and $(186)	(2,713)	2,214	(213)
Cash flow hedges:
Amortization and unrealized gain (loss) on interest rate agreements, net of tax of $(40,501), $(32,353) and $47,236	(70,461)	(56,287)	82,179
Net unrealized gains (losses) on commodity cash flow hedges, net of tax of $(15,193), $1,791 and $2,889	(23,763)	2,802	4,519
Total other comprehensive income (loss)	(96,937)	(51,271)	86,485
Total comprehensive income	$218,138	$238,546	$329,679

See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2012	90,239,900	$451	$1,745,467	$(47,607)	$660,932	$2,359,243
Net income	—	—	—	—	243,194	243,194
Other comprehensive income	—	—	—	86,485	—	86,485
Repurchase of equity awards	(133,449)	—	(5,150)	—	—	(5,150)
Cash dividends ($1.40 per share)	—	—	—	—	(128,115)	(128,115)
Common stock issued:
Direct stock purchase plan	—	—	(50)	—	—	(50)
1998 Long-term incentive plan	531,672	2	9,530	—	(744)	8,788
Employee stock-based compensation	—	—	15,934	—	—	15,934
Outside directors stock-for-fee plan	2,088	—	80	—	—	80
Balance, September 30, 2013	90,640,211	453	1,765,811	38,878	775,267	2,580,409
Net income	—	—	—	—	289,817	289,817
Other comprehensive loss	—	—	—	(51,271)	—	(51,271)
Repurchase of equity awards	(190,134)	(1)	(8,716)	—	—	(8,717)
Cash dividends ($1.48 per share)	—	—	—	—	(146,248)	(146,248)
Common stock issued:
Public offering	9,200,000	46	390,159	—	—	390,205
Direct stock purchase plan	83,150	1	4,066	—	—	4,067
1998 Long-term incentive plan	653,130	3	5,214	—	(864)	4,353
Employee stock-based compensation	—	—	23,536	—	—	23,536
Outside directors stock-for-fee plan	1,735	—	81	—	—	81
Balance, September 30, 2014	100,388,092	502	2,180,151	(12,393)	917,972	3,086,232
Net income	—	—	—	—	315,075	315,075
Other comprehensive loss	—	—	—	(96,937)	—	(96,937)
Repurchase of equity awards	(148,464)	(1)	(7,984)	—	—	(7,985)
Cash dividends ($1.56 per share)	—	—	—	—	(160,018)	(160,018)
Common stock issued:
Direct stock purchase plan	176,391	1	10,625	—	—	10,626
Retirement savings plan	398,047	2	20,324	—	—	20,326
1998 Long-term incentive plan	664,752	3	2,263	—	—	2,266
Employee stock-based compensation	—	—	25,212	—	—	25,212
Balance, September 30, 2015	101,478,818	$507	$2,230,591	$(109,330)	$1,073,029	$3,194,797
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2015	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$315,075	$289,817	$243,194
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	—	—	(8,203)
Depreciation and amortization:
Charged to depreciation and amortization	274,796	253,987	236,928
Charged to other accounts	1,209	969	679
Deferred income taxes	192,886	189,952	141,336
Stock-based compensation	27,491	25,531	17,814
Debt financing costs	5,922	9,409	8,480
Other	(850)	(428)	(2,887)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	48,240	(41,408)	(73,669)
(Increase) decrease in gas stored underground	33,234	(31,996)	31,979
(Increase) decrease in other current assets	(11,951)	(24,411)	15,644
Decrease in deferred charges and other assets	58,256	30,662	111,069
Increase (decrease) in accounts payable and accrued liabilities	(52,660)	55,041	31,912
Increase (decrease) in other current liabilities	896	2,413	(44,491)
Decrease in deferred credits and other liabilities	(56,025)	(19,552)	(96,658)
Net cash provided by operating activities	836,519	739,986	613,127
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(975,132)	(835,251)	(845,033)
Proceeds from the sale of discontinued operations	—	—	153,023
Other, net	377	(2,325)	(4,904)
Net cash used in investing activities	(974,755)	(837,576)	(696,914)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term debt	254,780	(165,865)	(208,070)
Net proceeds from issuance of long-term debt	493,538	—	493,793
Net proceeds from equity offering	—	390,205	—
Settlement of Treasury lock agreements	13,364	—	(66,626)
Repayment of long-term debt	(500,000)	—	(131)
Cash dividends paid	(160,018)	(146,248)	(128,115)
Repurchase of equity awards	(7,985)	(8,717)	(5,150)
Issuance of common stock	30,952	4,274	46
Net cash provided by financing activities	124,631	73,649	85,747
Net increase (decrease) in cash and cash equivalents	(13,605)	(23,941)	1,960
Cash and cash equivalents at beginning of year	42,258	66,199	64,239
Cash and cash equivalents at end of year	$28,653	$42,258	$66,199
CASH PAID (RECEIVED) DURING THE PERIOD FOR:
Interest	$151,334	$156,606	$148,461
Income taxes	$1,802	$(610)	$10,008
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
During fiscal 2013 and fiscal 2012, we sold our regulated distribution operations serving approximately 148,000 customers in Georgia, Illinois, Iowa and Missouri.
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
Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates include the allowance for doubtful accounts, unbilled revenues, contingency accruals, pension and postretirement obligations, deferred income taxes, impairment of long-lived assets, risk management and trading activities, fair value measurements and the valuation of goodwill and other long-lived assets. Actual results could differ from those estimates.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recovered through rates. Further, regulation may impact the period in which revenues or expenses are recognized. The amounts to be recovered or recognized are based upon historical experience and our understanding of the regulations.
We record regulatory assets as a component of other current assets and deferred charges and other assets for costs that have been deferred for which future recovery through customer rates is considered probable. Regulatory liabilities are recorded either on the face of the balance sheet or as a component of current liabilities, deferred income taxes or deferred credits and other liabilities when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. Significant regulatory assets and liabilities as of September 30, 2015 and 2014 included the following:

	September 30
	2015	2014
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs(1)	$121,183	$162,777
Infrastructure Mechanisms(2)	32,813	26,948
Deferred gas costs	9,715	20,069
Recoverable loss on reacquired debt	16,319	18,877
APT annual adjustment mechanism	1,002	8,479
Rate case costs	1,533	3,757
Other	9,774	9,402
	$192,339	$250,309
Regulatory liabilities:
Regulatory cost of removal obligation	$483,676	$490,448
Deferred gas costs	28,100	35,063
Asset retirement obligation	9,063	10,508
Deferred franchise fees	—	5,268
Other	3,693	4,472
	$524,532	$545,759

(1)	Includes $16.6 million and $18.8 million of pension and postretirement expense deferred pursuant to regulatory authorization.

(2)
Infrastructure mechanisms in Texas and Louisiana allow for the deferral of all expenses associated with capital expenditures incurred pursuant to these rules, which primarily consists of interest costs along with depreciation and other taxes, until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recovered through base rates.

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating revenues for our nonregulated segment and the associated carrying value of natural gas inventory (inclusive of storage costs) are recognized when we sell the gas and physically deliver it to our customers. Operating revenues include realized gains and losses arising from the settlement of financial instruments used in our nonregulated activities.
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
Gas stored underground — Our gas stored underground is comprised of natural gas injected into storage to support the winter season withdrawals for our regulated distribution operations and natural gas held by our nonregulated segment to conduct their operations. The average cost method is used for substantially all of our regulated operations. Our nonregulated segment utilizes the average cost method; however, most of this inventory is hedged and is therefore reported at fair value at the end of each month. Gas in storage that is retained as cushion gas to maintain reservoir pressure is classified as property, plant and equipment and is valued at cost.
Regulated property, plant and equipment — Regulated property, plant and equipment is stated at original cost, net of contributions in aid of construction. The cost of additions includes direct construction costs, payroll related costs (taxes, pensions and other fringe benefits), administrative and general costs and an allowance for funds used during construction. The allowance for funds used during construction represents the estimated cost of funds used to finance the construction of major projects and are capitalized in the rate base for ratemaking purposes when the completed projects are placed in service. Interest expense of $2.3 million, $1.5 million and $1.9 million was capitalized in 2015, 2014 and 2013.
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
Regulated property, plant and equipment is depreciated at various rates on a straight-line basis. These rates are approved by our regulatory commissions and are comprised of two components: one based on average service life and one based on cost of removal. Accordingly, we recognize our cost of removal expense as a component of depreciation expense. The related cost of removal accrual is reflected as a regulatory liability on the consolidated balance sheet. At the time property, plant and equipment is retired, removal expenses less salvage, are charged to the regulatory cost of removal accrual. The composite depreciation rate was 3.3 percent, for each of the fiscal years ended September 30, 2015, 2014 and 2013.
Nonregulated property, plant and equipment — Nonregulated property, plant and equipment is stated at cost. Depreciation is generally computed on the straight-line method for financial reporting purposes based upon estimated useful lives ranging from three to 43 years.
Asset retirement obligations — We record a liability at fair value for an asset retirement obligation when the legal obligation to retire the asset has been incurred with an offsetting increase to the carrying value of the related asset. Accretion of the asset retirement obligation due to the passage of time is recorded as an operating expense.
As of September 30, 2015 and 2014, we had asset retirement obligations of $11.1 million and $10.5 million. Additionally, we had $4.8 million and $5.9 million of asset retirement costs recorded as a component of property, plant and equipment that will be depreciated over the remaining life of the underlying associated assets.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Marketable securities — As of September 30, 2015 and 2014, all of our marketable securities were classified as available-for-sale. In accordance with the authoritative accounting standards, these securities are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). We regularly evaluate the performance of these investments on an individual investment by investment basis for impairment, taking into consideration the fund’s purpose, volatility and current returns. If a determination is made that a decline in fair value is other than temporary, the related investment is written down to its estimated fair value.
Financial instruments and hedging activities — We use financial instruments to mitigate commodity price risk in our regulated distribution and nonregulated segments and interest rate risk. The objectives and strategies for using financial instruments have been tailored to our regulated and nonregulated businesses and are discussed in Note 12.
We record all of our financial instruments on the balance sheet at fair value, with changes in fair value ultimately recorded in the income statement. These financial instruments are reported as risk management assets and liabilities and are classified as current or noncurrent other assets or liabilities based upon the anticipated settlement date of the underlying financial instrument. We record the cash flow impact of our financial instruments in operating cash flows based upon their balance sheet classification.
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
In our nonregulated segment, we have designated most of the natural gas inventory held by this operating segment as the hedged item in a fair-value hedge. This inventory is marked to market at the end of each month based on the Gas Daily index, with changes in fair value recognized as unrealized gains or losses in purchased gas cost in the period of change. The financial instruments associated with this natural gas inventory have been designated as fair-value hedges and are marked to market each month based upon the NYMEX price with changes in fair value recognized as unrealized gains or losses in purchased gas cost in the period of change. We have elected to exclude this spot/forward differential for purposes of assessing the effectiveness of these fair-value hedges. For the fiscal years ended September 30, 2015, 2014 and 2013, we included unrealized gains (losses) on open contracts of $(2.4) million, $9.6 million and $9.0 million as a component of nonregulated purchased gas cost.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

referred to as timing ineffectiveness. Hedge ineffectiveness, to the extent incurred, is reported as a component of purchased gas cost.
Our nonregulated segment also utilizes master netting agreements with significant counterparties that allow us to offset gains and losses arising from financial instruments that may be settled in cash with gains and losses arising from financial instruments that may be settled with the physical commodity. Assets and liabilities from risk management activities, as well as accounts receivable and payable, reflect the master netting agreements in place. Additionally, the accounting guidance for master netting arrangements requires us to include the fair value of cash collateral or the obligation to return cash in the amounts that have been netted under master netting agreements used to offset gains and losses arising from financial instruments. As of September 30, 2015 and 2014, the Company netted $43.5 million and $25.8 million of cash held in margin accounts into its current and noncurrent risk management assets and liabilities.
Financial Instruments Associated with Interest Rate Risk
We manage interest rate risk, primarily when we plan to issue new long-term debt or to refinance existing long-term debt. We currently manage this risk through the use of forward starting interest rate swaps to fix the Treasury yield component of the interest cost associated with anticipated financings. We designate these financial instruments as cash flow hedges at the time the agreements are executed. Unrealized gains and losses associated with the instruments are recorded as a component of accumulated other comprehensive income (loss). When the instruments settle, the realized gain or loss is recorded as a component of accumulated other comprehensive income (loss) and recognized as a component of interest expense over the life of the related financing arrangement. Hedge ineffectiveness to the extent incurred is reported as a component of interest expense.
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
Our Level 1 measurements consist primarily of exchange-traded financial instruments, gas stored underground that has been designated as the hedged item in a fair value hedge and our available-for-sale securities. The Level 1 measurements for investments in the Atmos Energy Corporation Master Retirement Trust (the Master Trust), Supplemental Executive Benefit Plan and postretirement benefit plan consist primarily of exchange-traded financial instruments.
Level 2 — Represents pricing inputs other than quoted prices included in Level 1 that are either directly or indirectly observable for the asset or liability as of the reporting date. These inputs are derived principally from, or corroborated by,

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The expected long-term rate of return on assets is utilized in calculating the expected return on plan assets component of the annual pension and postretirement plan cost. We estimate the expected return on plan assets by evaluating expected bond returns, equity risk premiums, asset allocations, the effects of active plan management, the impact of periodic plan asset rebalancing and historical performance. We also consider the guidance from our investment advisors when making a final determination of our expected rate of return on assets. To the extent the actual rate of return on assets realized over the course of a year is greater than or less than the assumed rate, that year’s annual pension or postretirement plan cost is not affected. Rather, this gain or loss is amortized over the expected future working lifetime of the plan participants.
The expected return on plan assets is then calculated by applying the expected long-term rate of return on plan assets to the market-related value of the plan assets. The market-related value of our plan assets represents the fair market value of the plan assets, adjusted to smooth out short-term market fluctuations over a five-year period. The use of this calculation will delay the impact of current market fluctuations on the pension expense for the period.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Subsequent events — Except as disclosed in Note 6 regarding the new mortality tables adopted for our pension plans and the approval of the merger of the AEH 401(k) Plan with the Retirement Savings Plan, no events occurred subsequent to the balance sheet date that would require recognition or disclosure in the financial statements.
Recent accounting pronouncements — In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new revenue recognition standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. On July 9, 2015, the FASB voted to approve a deferral of the effective date of the new standard by one year. With the one-year extension, the new standard is currently scheduled to become effective for us beginning on October 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact this standard may have on our financial position, results of operations and cash flows.
In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard will be effective for us beginning on October 1, 2016, and will be applied retrospectively. We are currently evaluating the impact this standard may have on our financial position, results of operations and cash flows.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Summarized income statements and capital expenditures by segment are shown in the following tables.

	Year Ended September 30, 2015
	Regulated Distribution	Regulated Pipeline	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,757,585	$97,662	$1,286,889	$—	$4,142,136
Intersegment revenues	6,250	272,450	185,320	(464,020)	—
	2,763,835	370,112	1,472,209	(464,020)	4,142,136
Purchased gas cost	1,526,258	—	1,399,349	(463,488)	2,462,119
Gross profit	1,237,577	370,112	72,860	(532)	1,680,017
Operating expenses
Operation and maintenance	388,486	118,866	35,048	(532)	541,868
Depreciation and amortization	223,048	47,236	4,512	—	274,796
Taxes, other than income	205,894	22,743	3,321	—	231,958
Total operating expenses	817,428	188,845	42,881	(532)	1,048,622
Operating income	420,149	181,267	29,979	—	631,395
Miscellaneous expense	(377)	(1,243)	(760)	(2,009)	(4,389)
Interest charges	84,132	33,151	967	(2,009)	116,241
Income before income taxes	335,640	146,873	28,252	—	510,765
Income tax expense	130,827	52,211	12,652	—	195,690
Net income	$204,813	$94,662	$15,600	$—	$315,075
Capital expenditures	$680,961	$292,728	$1,443	$—	$975,132

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2014
	Regulated Distribution	Regulated Pipeline	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$3,056,212	$92,166	$1,792,538	$—	$4,940,916
Intersegment revenues	5,334	226,293	274,754	(506,381)	—
	3,061,546	318,459	2,067,292	(506,381)	4,940,916
Purchased gas cost	1,885,031	—	1,979,337	(505,878)	3,358,490
Gross profit	1,176,515	318,459	87,955	(503)	1,582,426
Operating expenses
Operation and maintenance	387,228	91,466	26,963	(503)	505,154
Depreciation and amortization	208,376	41,031	4,580	—	253,987
Taxes, other than income	196,343	13,143	2,450	—	211,936
Total operating expenses	791,947	145,640	33,993	(503)	971,077
Operating income	384,568	172,819	53,962	—	611,349
Miscellaneous income (expense)	(381)	(3,181)	2,216	(3,889)	(5,235)
Interest charges	94,918	36,280	1,986	(3,889)	129,295
Income before income taxes	289,269	133,358	54,192	—	476,819
Income tax expense	117,684	47,167	22,151	—	187,002
Net income	$171,585	$86,191	$32,041	$—	$289,817
Capital expenditures	$584,065	$249,347	$1,839	$—	$835,251

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2013
	Regulated Distribution	Regulated Pipeline	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,394,418	$89,011	$1,392,031	$—	$3,875,460
Intersegment revenues	5,075	179,889	195,883	(380,847)	—
	2,399,493	268,900	1,587,914	(380,847)	3,875,460
Purchased gas cost	1,318,257	—	1,524,583	(379,430)	2,463,410
Gross profit	1,081,236	268,900	63,331	(1,417)	1,412,050
Operating expenses
Operation and maintenance	375,188	76,686	37,569	(1,423)	488,020
Depreciation and amortization	195,581	35,302	4,196	—	235,079
Taxes, other than income	167,374	17,059	2,639	—	187,072
Total operating expenses	738,143	129,047	44,404	(1,423)	910,171
Operating income	343,093	139,853	18,927	6	501,879
Miscellaneous income (expense)	2,535	(2,285)	2,316	(2,763)	(197)
Interest charges	98,296	30,678	2,168	(2,757)	128,385
Income from continuing operations before income taxes	247,332	106,890	19,075	—	373,297
Income tax expense	96,476	38,630	7,493	—	142,599
Income from continuing operations	150,856	68,260	11,582	—	230,698
Income from discontinued operations, net of tax	7,202	—	—	—	7,202
Gain (loss) on sale of discontinued operations, net of tax	5,649	—	(355)	—	5,294
Net income	$163,707	$68,260	$11,227	$—	$243,194
Capital expenditures	$528,599	$313,230	$3,204	$—	$845,033
The following table summarizes our revenues by products and services for the fiscal year ended September 30.

	2015	2014	2013
	(In thousands)
Regulated distribution revenues:
Gas sales revenues:
Residential	$1,761,689	$1,933,099	$1,512,495
Commercial	772,187	876,042	661,930
Industrial	74,981	90,536	81,155
Public authority and other	53,401	64,779	60,557
Total gas sales revenues	2,662,258	2,964,456	2,316,137
Transportation revenues	67,475	64,049	55,938
Other gas revenues	27,852	27,707	22,343
Total regulated distribution revenues	2,757,585	3,056,212	2,394,418
Regulated pipeline revenues	97,662	92,166	89,011
Nonregulated revenues	1,286,889	1,792,538	1,392,031
Total operating revenues	$4,142,136	$4,940,916	$3,875,460

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at September 30, 2015 and 2014 by segment is presented in the following tables.

	September 30, 2015
	Regulated Distribution	Regulated Pipeline	Nonregulated	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$5,670,306	$1,706,449	$53,825	$—	$7,430,580
Investment in subsidiaries	1,038,670	—	(2,096)	(1,036,574)	—
Current assets
Cash and cash equivalents	23,863	—	4,790	—	28,653
Assets from risk management activities	378	—	8,854	—	9,232
Other current assets	426,270	24,628	480,503	(338,301)	593,100
Intercompany receivables	887,713	—	—	(887,713)	—
Total current assets	1,338,224	24,628	494,147	(1,226,014)	630,985
Goodwill	575,449	132,542	34,711	—	742,702
Noncurrent assets from risk management activities	368	—	—	—	368
Deferred charges and other assets	265,693	17,288	5,329	—	288,310
	$8,888,710	$1,880,907	$585,916	$(2,262,588)	$9,092,945
CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$3,194,797	$577,275	$461,395	$(1,038,670)	$3,194,797
Long-term debt	2,455,388	—	—	—	2,455,388
Total capitalization	5,650,185	577,275	461,395	(1,038,670)	5,650,185
Current liabilities
Short-term debt	782,927	—	—	(325,000)	457,927
Liabilities from risk management activities	9,568	—	—	—	9,568
Other current liabilities	569,273	29,780	99,480	(11,205)	687,328
Intercompany payables	—	867,409	20,304	(887,713)	—
Total current liabilities	1,361,768	897,189	119,784	(1,223,918)	1,154,823
Deferred income taxes	1,008,091	406,254	(3,030)	—	1,411,315
Noncurrent liabilities from risk management activities	110,539	—	—	—	110,539
Regulatory cost of removal obligation	427,553	—	—	—	427,553
Pension and postretirement liabilities	287,373	—	—	—	287,373
Deferred credits and other liabilities	43,201	189	7,767	—	51,157
	$8,888,710	$1,880,907	$585,916	$(2,262,588)	$9,092,945

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2014
	Regulated Distribution	Regulated Pipeline	Nonregulated	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$5,202,761	$1,464,572	$58,573	$—	$6,725,906
Investment in subsidiaries	952,171	—	(2,096)	(950,075)	—
Current assets
Cash and cash equivalents	33,303	—	8,955	—	42,258
Assets from risk management activities	23,102	—	22,725	—	45,827
Other current assets	490,408	14,009	526,161	(342,823)	687,755
Intercompany receivables	790,442	—	—	(790,442)	—
Total current assets	1,337,255	14,009	557,841	(1,133,265)	775,840
Goodwill	574,816	132,502	34,711	—	742,029
Noncurrent assets from risk management activities	13,038	—	—	—	13,038
Deferred charges and other assets	309,965	21,826	6,100	—	337,891
	$8,390,006	$1,632,909	$655,129	$(2,083,340)	$8,594,704
CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$3,086,232	$482,612	$469,559	$(952,171)	$3,086,232
Long-term debt	2,455,986	—	—	—	2,455,986
Total capitalization	5,542,218	482,612	469,559	(952,171)	5,542,218
Current liabilities
Short-term debt	522,695	—	—	(326,000)	196,695
Liabilities from risk management activities	1,730	—	—	—	1,730
Other current liabilities	559,765	24,790	142,397	(14,727)	712,225
Intercompany payables	—	763,635	26,807	(790,442)	—
Total current liabilities	1,084,190	788,425	169,204	(1,131,169)	910,650
Deferred income taxes	913,260	361,688	11,668	—	1,286,616
Noncurrent liabilities from risk management activities	20,126	—	—	—	20,126
Regulatory cost of removal obligation	445,387	—	—	—	445,387
Pension and postretirement liabilities	340,963	—	—	—	340,963
Deferred credits and other liabilities	43,862	184	4,698	—	48,744
	$8,390,006	$1,632,909	$655,129	$(2,083,340)	$8,594,704

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
Basic and diluted earnings per share for the fiscal years ended September 30 are calculated as follows:

	2015	2014	2013
	(In thousands, except per share data)
Basic Earnings Per Share from continuing operations
Income from continuing operations	$315,075	$289,817	$230,698
Less: Income from continuing operations allocated to participating securities	626	711	775
Income from continuing operations available to common shareholders	$314,449	$289,106	$229,923
Basic weighted average shares outstanding	101,892	97,606	90,533
Income from continuing operations per share — Basic	$3.09	$2.96	$2.54
Basic Earnings Per Share from discontinued operations
Income from discontinued operations	$—	$—	$12,496
Less: Income from discontinued operations allocated to participating securities	—	—	42
Income from discontinued operations available to common shareholders	$—	$—	$12,454
Basic weighted average shares outstanding	101,892	97,606	90,533
Income from discontinued operations per share — Basic	$—	$—	$0.14
Net income per share — Basic	$3.09	$2.96	$2.68
Diluted Earnings Per Share from continuing operations
Income from continuing operations available to common shareholders	$314,449	$289,106	$229,923
Effect of dilutive stock options and other shares	—	—	5
Income from continuing operations available to common shareholders	$314,449	$289,106	$229,928
Basic weighted average shares outstanding	101,892	97,606	90,533
Additional dilutive stock options and other shares	—	2	1,178
Diluted weighted average shares outstanding	101,892	97,608	91,711
Income from continuing operations per share — Diluted	$3.09	$2.96	$2.50
Diluted Earnings Per Share from discontinued operations
Income from discontinued operations available to common shareholders	$—	$—	$12,454
Effect of dilutive stock options and other shares	—	—	—
Income from discontinued operations available to common shareholders	$—	$—	$12,454
Basic weighted average shares outstanding	101,892	97,606	90,533
Additional dilutive stock options and other shares	—	2	1,178
Diluted weighted average shares outstanding	101,892	97,608	91,711
Income from discontinued operations per share — Diluted	$—	$—	$0.14
Net income per share — Diluted	$3.09	$2.96	$2.64

There were no out-of-the-money options excluded from the computation of diluted earnings per share for the fiscal year ended September 30, 2013. As of September 30, 2015 and 2014 there were no outstanding options.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchase Program
On September 28, 2011 our Board of Directors approved a program authorizing the repurchase of up to five million shares of common stock over a 5-year period. The program is primarily intended to minimize the dilutive effect of equity grants under various benefit related incentive compensation plans of the Company. The program may be terminated or limited at any time. Shares may be repurchased in the open market or in privately negotiated transactions in amounts the Company deems appropriate. As of September 30, 2015, a total of 387,991 shares had been repurchased for an aggregate value of $12.5 million, with no shares repurchased since the first quarter of fiscal 2012. The share repurchase program is scheduled to end on September 30, 2016.
5.    Debt
Long-term debt
Long-term debt at September 30, 2015 and 2014 consisted of the following:

	2015	2014
	(In thousands)
Unsecured 4.95% Senior Notes, due October 2014	$—	$500,000
Unsecured 6.35% Senior Notes, due 2017	250,000	250,000
Unsecured 8.50% Senior Notes, due 2019	450,000	450,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	500,000	—
Medium term Series A notes, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Total long-term debt	2,460,000	2,460,000
Less:
Original issue discount on unsecured senior notes and debentures	4,612	4,014
	$2,455,388	$2,455,986
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
We currently finance our short-term borrowing requirements through a combination of a $1.25 billion commercial paper program, four committed revolving credit facilities and one uncommitted revolving credit facility, with a total availability from third-party lenders of approximately $1.3 billion of working capital funding. At September 30, 2015 and 2014, there was $457.9 million and $196.7 million outstanding under our commercial paper program with weighted average interest rates of 0.42% and 0.23%, with average maturities of less than one month. We also use intercompany credit facilities to supplement the funding provided by these third-party committed credit facilities. These facilities are described in greater detail below.
Regulated Operations
We fund our regulated operations as needed, primarily through our commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $1.3 billion of working capital funding. The first facility is a five-year $1.25 billion unsecured facility with an accordion feature, which, if utilized would increase the borrowing capacity to $1.5 billion. On September 25, 2015, we terminated our existing $1.25 billion credit facility and entered into a new five-year $1.25 billion credit facility with substantially the same terms. The new facility also retains the $250 million accordion

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

feature, which allows for an increase in the total committed loan amount to $1.5 billion. The credit facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from zero percent to 1.25 percent, based on the Company’s credit ratings. This credit facility serves primarily as a backup liquidity facility for our commercial paper program. At September 30, 2015, there were no borrowings under this facility, but we had $457.9 million of commercial paper outstanding leaving $792.1 million available.
The second facility is a $25 million unsecured facility that bears interest at a daily negotiated rate, generally based on the Federal Funds rate plus a variable margin. This facility was renewed on April 1, 2015. At September 30, 2015, there were no borrowings outstanding under this facility.
The third facility which was renewed on September 30, 2015 for $10 million is a committed revolving credit facility, used primarily to issue letters of credit and bears interest at a LIBOR-based rate plus 1.5 percent. At September 30, 2015, there were no borrowings outstanding under this credit facility; however, letters of credit totaling $5.9 million had been issued under the facility at September 30, 2015, which reduced the amount available by a corresponding amount.
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in our five-year $1.25 billion unsecured facility to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At September 30, 2015, our total-debt-to-total-capitalization ratio, as defined, was 49 percent. In addition, both the interest margin over the Eurodollar rate and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.
In addition to these third-party facilities, our regulated operations have a $500 million intercompany revolving credit facility with AEH. This facility bears interest at the lower of (i) the Eurodollar rate under the five-year revolving credit facility or (ii) the lowest rate outstanding under the commercial paper program. Applicable state regulatory commissions have approved our use of this facility through December 31, 2015. We intend to seek renewal of this facility during the first quarter of fiscal 2016. There was $325.0 million outstanding under this facility at September 30, 2015.
Nonregulated Operations
Atmos Energy Marketing, LLC (AEM), which is wholly owned by AEH, has one uncommitted $25 million 364-day bilateral credit facility and one committed $15 million 364-day bilateral credit facility that expire in December 2015. These facilities are used primarily to issue letters of credit. Due to outstanding letters of credit, the total amount available to us under these bilateral credit facilities was $36.1 million at September 30, 2015.
AEH has a $500 million intercompany demand credit facility with AEC. This facility bears interest at a rate equal to the greater of (i) the one-month LIBOR rate plus 3.00 percent. Applicable state regulatory commissions have approved our use of this facility through December 31, 2015. We intend to seek renewal of this facility during the first quarter of fiscal 2016. There were no borrowings outstanding under this facility at September 30, 2015.
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
We were in compliance with all of our debt covenants as of September 30, 2015. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of long-term debt at September 30, 2015 were as follows (in thousands):

2016	$—
2017	250,000
2018	—
2019	450,000
2020	—
Thereafter	1,760,000
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
As a rate regulated entity, we generally recover our pension costs in our rates over a period of up to 15 years. The amounts that have not yet been recognized in net periodic pension cost that have been recorded as regulatory assets are as follows:

	Defined Benefits Plans	Supplemental Executive Retirement Plans	Postretirement Plans	Total
	(In thousands)
September 30, 2015
Unrecognized transition obligation	$—	$—	$82	$82
Unrecognized prior service credit	(1,735)	—	(4,524)	(6,259)
Unrecognized actuarial loss	120,948	36,915	(47,149)	110,714
	$119,213	$36,915	$(51,591)	$104,537
September 30, 2014
Unrecognized transition obligation	$—	$—	$354	$354
Unrecognized prior service credit	(1,927)	—	(6,168)	(8,095)
Unrecognized actuarial loss	109,767	34,447	7,531	151,745
	$107,840	$34,447	$1,717	$144,004
Defined Benefit Plans
Employee Pension Plans
Prior to December 31, 2014, we maintained two defined benefit plans: the Atmos Energy Corporation Pension Account Plan (the Plan) and the Atmos Energy Corporation Retirement Plan for Mississippi Valley Gas Union Employees (the Union Plan) (collectively referred to as the Plans). The assets of the Plans were held within the Atmos Energy Corporation Master Retirement Trust (the Master Trust). In June 2014, active collectively bargained employees of Atmos Energy’s Mississippi Division voted to decertify the union. As a result of this vote, effective January 1, 2015, active participants of the Union Plan became participants in the Plan. Opening account balances were established at the time of transfer equal to the present value of their respective accrued benefits under the Union Plan at December 31, 2014. Additionally, effective January 1, 2015, current retirees in the Union Plan as well as those participants who terminated and were vested in the Union Plan were transferred to the Plan with the same provisions that were in place at the time of their retirement or termination.
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
The Plan also provides for an additional annual allocation based upon a participant’s age as of January 1, 1999 for those participants who were participants in the prior pension plans. The Plan credited this additional allocation each year through December 31, 2008. In addition, at the end of each year, a participant’s account is credited with interest on the employee’s prior year account balance. A special grandfathered benefit also applied through December 31, 2008, for participants who were at

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

least age 50 as of January 1, 1999 and who were participants in one of the prior plans on December 31, 1998. Participants are fully vested in their account balances after three years of service and may choose to receive their account balances as a lump sum or an annuity. In August 2010, the Board of Directors of Atmos Energy approved a proposal to close the Plan to new participants effective October 1, 2010. Additionally, employees participating in the Plan as of October 1, 2010 were allowed to make a one-time election to migrate from the Plan into our defined contribution plan, which was enhanced, effective January 1, 2011.
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
During fiscal 2015 and 2014 we contributed $38.0 million and $27.1 million in cash to the Plans to achieve a desired level of funding while maximizing the tax deductibility of this payment. Based upon market conditions at September 30, 2015, the current funded position of the Plans and the funding requirements under the PPA, we do not anticipate a minimum required contribution for fiscal 2016. However, we may consider whether a voluntary contribution is prudent to maintain certain funding levels.
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
The following table presents asset allocation information for the Master Trust as of September 30, 2015 and 2014.

	Targeted Allocation Range	Actual Allocation September 30
Security Class		2015	2014
Domestic equities	35%-55%	41.3%	44.9%
International equities	10%-20%	14.9%	15.3%
Fixed income	5%-30%	11.0%	9.7%
Company stock	0%-15%	15.2%	12.9%
Other assets	0%-20%	17.6%	17.2%
At September 30, 2015 and 2014, the Plan held 1,169,700 shares of our common stock, which represented 15.2 percent of total Plan assets and 12.9 percent of total Master Trust assets. These shares generated dividend income for the Plan of approximately $1.8 million and $1.7 million during fiscal 2015 and 2014.
Our employee pension plan expenses and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates and demographic data. We review the estimates and assumptions underlying our employee pension plans annually based upon a September 30 measurement date. The development of our assumptions is fully described in our significant accounting policies in Note 2. The actuarial assumptions used to determine the pension liability for the Plans were determined as of September 30, 2015 and 2014 and the actuarial assumptions used to determine the net periodic pension cost for the Plans were determined as of September 30, 2014, 2013 and 2012. In October 2014, the Society of Actuaries released its final report on mortality tables and the mortality improvement scale to reflect increasing life expectancies in the United States. On October 8, 2015, the Society of Actuaries issued an additional report related to mortality tables and the mortality improvement scale.  As of September 30, 2015, we updated our assumed mortality rates to incorporate both new sets of mortality tables issued by the Society of Actuaries.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2015	2014	2015	2014	2013
Discount rate	4.55%	4.43%	4.43%	4.95%	4.04%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%
Expected return on plan assets	7.00%	7.25%	7.25%	7.25%	7.75%
The following table presents the Plans’ accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2015 and 2014:

	2015	2014
	(In thousands)
Accumulated benefit obligation	$485,921	$466,182
Change in projected benefit obligation:
Benefit obligation at beginning of year	$493,594	$455,799
Service cost	16,231	15,345
Interest cost	21,850	22,330
Actuarial (gain) loss	7,420	26,611
Benefits paid	(30,496)	(24,519)
Plan amendments	—	(1,972)
Benefit obligation at end of year	508,599	493,594
Change in plan assets:
Fair value of plan assets at beginning of year	434,767	396,887
Actual return on plan assets	8,661	35,289
Employer contributions	38,000	27,110
Benefits paid	(30,496)	(24,519)
Fair value of plan assets at end of year	450,932	434,767
Reconciliation:
Funded status	(57,667)	(58,827)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Net amount recognized	$(57,667)	$(58,827)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic pension cost for the Plans for fiscal 2015, 2014 and 2013 is recorded as operating expense and included the following components:

	Fiscal Year Ended September 30
	2015	2014	2013
	(In thousands)
Components of net periodic pension cost:
Service cost	$16,231	$15,345	$17,754
Interest cost	21,850	22,330	19,334
Expected return on assets	(25,744)	(23,601)	(22,955)
Amortization of prior service credit	(192)	(136)	(141)
Recognized actuarial loss	13,322	13,777	19,066
Net periodic pension cost	$25,467	$27,715	$33,058
The following table sets forth by level, within the fair value hierarchy, the Master Trust's assets at fair value as of September 30, 2015 and 2014. As required by authoritative accounting literature, assets are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The methods used to determine fair value for the assets held by the Master Trust are fully described in Note 2. In addition to the assets shown below, the Master Trust had net accounts receivable of $2.4 million and $2.7 million at September 30, 2015 and 2014 which materially approximates fair value due to the short-term nature of these assets.

	Assets at Fair Value as of September 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks	$159,304	$—	$—	$159,304
Money market funds	—	11,787	—	11,787
Registered investment companies:
Domestic funds	33,312	—	—	33,312
International funds	48,648	—	—	48,648
Common/collective trusts — domestic funds	—	93,081	—	93,081
Government securities:
Mortgage-backed securities	—	14,359	—	14,359
U.S. treasuries	5,279	805	—	6,084
Corporate bonds	—	28,973	—	28,973
Limited partnerships	—	52,996	—	52,996
Total investments at fair value	$246,543	$202,001	$—	$448,544

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Assets at Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks	$155,107	$—	$—	$155,107
Money market funds	—	11,226	—	11,226
Registered investment companies:
Domestic funds	33,266	—	—	33,266
International funds	48,134	—	—	48,134
Common/collective trusts — domestic funds	—	91,792	—	91,792
Government securities:
Mortgage-backed securities	—	12,520	—	12,520
U.S. treasuries	3,117	562	—	3,679
Corporate bonds	—	25,734	—	25,734
Limited partnerships	—	50,496	—	50,496
Real estate	—	—	155	155
Total investments at fair value	$239,624	$192,330	$155	$432,109

During 2015, the Company determined that a 2014 investment in the registered investment companies - domestic funds should have been classified as common/collective trusts - domestic funds. The amount has been recast in the above table.
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
Similar to our employee pension plans, we review the estimates and assumptions underlying our supplemental plans annually based upon a September 30 measurement date using the same techniques as our employee pension plans. The actuarial assumptions used to determine the pension liability for the supplemental plans were determined as of September 30, 2015 and

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2014 and the actuarial assumptions used to determine the net periodic pension cost for the supplemental plans were determined as of September 30, 2014, 2013 and 2012. These assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2015	2014	2015	2014	2013
Discount rate	4.55%	4.43%	4.43%	4.95%	4.04%	(1)
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%

(1)	The discount rate for the supplemental plans increased from 4.04% to 4.21% effective April 1, 2013 due to a settlement loss recorded in fiscal 2013.
The following table presents the supplemental plans’ accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2015 and 2014:

	2015	2014
	(In thousands)
Accumulated benefit obligation	$118,835	$106,276
Change in projected benefit obligation:
Benefit obligation at beginning of year	$113,219	$117,080
Service cost	3,971	3,607
Interest cost	4,943	4,966
Actuarial (gain) loss	4,811	9,468
Benefits paid	(4,551)	(5,085)
Settlements	—	(16,817)
Benefit obligation at end of year	122,393	113,219
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	4,551	21,902
Benefits paid	(4,551)	(5,085)
Settlements	—	(16,817)
Fair value of plan assets at end of year	—	—
Reconciliation:
Funded status	(122,393)	(113,219)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued pension cost	$(122,393)	$(113,219)
Assets for the supplemental plans are held in separate rabbi trusts. At September 30, 2015 and 2014, assets held in the rabbi trusts consisted of available-for-sale securities of $41.7 million and $46.2 million, which are included in our fair value disclosures in Note 14.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic pension cost for the supplemental plans for fiscal 2015, 2014 and 2013 is recorded as operating expense and included the following components:

	Fiscal Year Ended September 30
	2015	2014	2013
	(In thousands)
Components of net periodic pension cost:
Service cost	$3,971	$3,607	$3,039
Interest cost	4,943	4,966	4,755
Amortization of transition asset	—	—	—
Amortization of prior service cost	—	—	—
Recognized actuarial loss	2,343	1,948	2,918
Settlements	—	4,539	3,160
Net periodic pension cost	$11,257	$15,060	$13,872

Estimated Future Benefit Payments
The following benefit payments for our defined benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:

	Pension Plans	Supplemental Plans
	(In thousands)
2016	$30,909	$21,857
2017	31,805	13,901
2018	33,086	12,807
2019	34,712	6,808
2020	36,128	4,454
2021-2025	201,857	47,047
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
As of September 30, 2009, the Board of Directors approved a change to the cost sharing methodology for employees who had not met the participation requirements by that date for the Atmos Retiree Medical Plan. Starting on January 1, 2015, the contribution rates that apply to all non-grandfathered participants are determined using a cost sharing methodology by which Atmos Energy will limit its contribution to a three percent cost increase in claims and administrative costs each year. If medical costs covered by the Atmos Retiree Medical Plan increase more than three percent annually, participants will be responsible for the additional costs.
Generally, our funding policy is to contribute annually an amount in accordance with the requirements of ERISA. However, additional voluntary contributions are made annually as considered necessary. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. We expect to contribute between $30 million and $40 million to our postretirement benefits plan during fiscal 2016.
We maintain a formal investment policy with respect to the assets in our postretirement benefits plan to ensure the assets funding the postretirement benefit plan are appropriately invested to maintain an acceptable level of risk. We also consider our current financial status when making recommendations and decisions regarding the postretirement benefits plan.
We currently invest the assets funding our postretirement benefit plan in diversified investment funds which consist of common stocks, preferred stocks and fixed income securities. The diversified investment funds may invest up to 75 percent of assets in common stocks and convertible securities. The following table presents asset allocation information for the postretirement benefit plan assets as of September 30, 2015 and 2014.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Actual Allocation September 30
Security Class	2015	2014
Diversified investment funds	97.5%	99.7%
Cash and cash equivalents	2.5%	0.3%
Similar to our employee pension and supplemental plans, we review the estimates and assumptions underlying our postretirement benefit plan annually based upon a September 30 measurement date using the same techniques as our employee pension plans. The actuarial assumptions used to determine the pension liability for our postretirement plan were determined as of September 30, 2015 and 2014 and the actuarial assumptions used to determine the net periodic pension cost for the postretirement plan were determined as of September 30, 2014, 2013 and 2012. The assumptions are presented in the following table:

	Postretirement Liability		Postretirement Cost
	2015	2014	2015	2014	2013
Discount rate	4.55%	4.43%	4.43%	4.95%	4.04%
Expected return on plan assets	4.45%	4.60%	4.60%	4.60%	4.70%
Initial trend rate	7.50%	7.50%	7.50%	8.00%	8.00%
Ultimate trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Ultimate trend reached in	2021	2020	2020	2020	2019

The following table presents the postretirement plan’s benefit obligation and funded status as of September 30, 2015 and 2014:

	2015	2014
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$315,118	$312,148
Service cost	15,583	16,784
Interest cost	14,385	15,951
Plan participants’ contributions	4,563	4,435
Actuarial (gain) loss	(69,962)	(18,963)
Benefits paid	(12,508)	(13,580)
Plan amendments	—	(1,657)
Benefit obligation at end of year	267,179	315,118
Change in plan assets:
Fair value of plan assets at beginning of year	134,821	106,413
Actual return on plan assets	(8,851)	14,003
Employer contributions	19,984	23,550
Plan participants’ contributions	4,563	4,435
Benefits paid	(12,508)	(13,580)
Fair value of plan assets at end of year	138,009	134,821
Reconciliation:
Funded status	(129,170)	(180,297)
Unrecognized transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued postretirement cost	$(129,170)	$(180,297)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic postretirement cost for fiscal 2015, 2014 and 2013 is recorded as operating expense and included the components presented below.

	Fiscal Year Ended September 30
	2015	2014	2013
	(In thousands)
Components of net periodic postretirement cost:
Service cost	$15,583	$16,784	$18,800
Interest cost	14,385	15,951	12,964
Expected return on assets	(6,431)	(5,167)	(3,988)
Amortization of transition obligation	272	274	1,081
Amortization of prior service credit	(1,644)	(1,450)	(1,450)
Recognized actuarial loss	—	631	4,196
Net periodic postretirement cost	$22,165	$27,023	$31,603

Assumed health care cost trend rates have a significant effect on the amounts reported for the plan. A one-percentage point change in assumed health care cost trend rates would have the following effects on the latest actuarial calculations:

	One-Percentage Point Increase	One-Percentage Point Decrease
	(In thousands)
Effect on total service and interest cost components	$4,288	$(3,426)
Effect on postretirement benefit obligation	$39,572	$(32,440)
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
The following tables set forth by level, within the fair value hierarchy, the Retiree Medical Plan’s assets at fair value as of September 30, 2015 and 2014. The methods used to determine fair value for the assets held by the Retiree Medical Plan are fully described in Note 2.

	Assets at Fair Value as of September 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$3,486	$—	$3,486
Registered investment companies:
Domestic funds	123,921	—	—	123,921
International funds	10,602	—	—	10,602
Total investments at fair value	$134,523	$3,486	$—	$138,009

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Assets at Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$434	$—	$434
Registered investment companies:
Domestic funds	124,006	—	—	124,006
International funds	10,381	—	—	10,381
Total investments at fair value	$134,387	$434	$—	$134,821

During 2015, the Company determined that a 2014 investment in the registered investment companies - international funds should have been classified as registered investment companies - domestic funds. The amount has been recast in the above table.

Estimated Future Benefit Payments
The following benefit payments paid by us, retirees and prescription drug subsidy payments for our postretirement benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years. Company payments for fiscal 2015 include contributions to our postretirement plan trusts.

	Company Payments	Retiree Payments	Subsidy Payments	Total Postretirement Benefits
	(In thousands)
2016	$15,498	$2,382	$—	$17,880
2017	11,245	2,677	—	13,922
2018	12,185	2,980	—	15,165
2019	12,755	3,324	—	16,079
2020	13,995	3,766	—	17,761
2021-2025	86,519	26,363	—	112,882
Defined Contribution Plans
As of September 30, 2015, we maintained two defined contribution benefit plans: the Atmos Energy Corporation Retirement Savings Plan and Trust (the Retirement Savings Plan) and the Atmos Energy Holdings, LLC 401K Profit-Sharing Plan (the AEH 401K Profit-Sharing Plan).
The Retirement Savings Plan covers substantially all employees in our regulated operations and is subject to the provisions of Section 401(k) of the Internal Revenue Code. Effective January 1, 2007, employees automatically become participants of the Retirement Savings Plan on the date of employment. Participants may elect a salary reduction up to a maximum of 65 percent of eligible compensation, as defined by the Plan, not to exceed the maximum allowed by the Internal Revenue Service. New participants are automatically enrolled in the Plan at a salary reduction amount of four percent of eligible compensation, from which they may opt out. We match 100 percent of a participant’s contributions, limited to four percent of the participant’s salary, in our common stock. However, participants have the option to immediately transfer this matching contribution into other funds held within the plan. Participants are eligible to receive matching contributions after completing one year of service. Participants are also permitted to take out loans against their accounts subject to certain restrictions. Employees hired on or after October 1, 2010 participate in the enhanced plan in which participants receive a fixed annual contribution of four percent of eligible earnings to their Retirement Savings Plan account. Participants will continue to be eligible for company matching contributions of up to four percent of their eligible earnings and will be fully vested in the fixed annual contribution after three years of service.
Prior to December 31, 2014, we also maintained the Atmos Energy Corporation Savings Plan for MVG Union Employees (the Union 401K Plan). In June 2014, active collectively bargained employees of Atmos Energy’s Mississippi Division voted to decertify the Union.  As a result, effective July 19, 2014, active participants of the Union 401K Plan were eligible to participate in the Retirement Savings Plan. Participants who did not actively elect to participate in the Retirement Savings Plan were automatically enrolled in the Retirement Savings Plan at a salary reduction level of four percent, which they had the choice to opt out of within 30 days. In addition, participants could have elected to transfer their funds from the Union 401K Plan to the

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement Savings Plan. Effective January 1, 2015, all remaining participants became participants in the Retirement Savings Plan. Following this transfer, the Union 401K Plan was terminated.
Matching contributions to the Retirement Savings Plan and the Union 401K Plan are expensed as incurred and amounted to $11.5 million, $10.9 million and $10.4 million for fiscal years 2015, 2014 and 2013. The Board of Directors may also approve discretionary contributions, subject to the provisions of the Internal Revenue Code and applicable Treasury regulations. No discretionary contributions were made for fiscal years 2015, 2014 or 2013. At September 30, 2015 and 2014, the Retirement Savings Plan held 4.3 percent and 4.5 percent of our outstanding common stock.
The AEH 401K Profit-Sharing Plan covers substantially all AEH employees and is subject to the provisions of Section 401(k) of the Internal Revenue Code. Participants may elect a salary reduction up to a maximum of 75 percent of eligible compensation, as defined by the Plan, not to exceed the maximum allowed by the Internal Revenue Service. The Company may elect to make safe harbor contributions up to four percent of the employee’s salary which vest immediately. The Company may also make discretionary profit sharing contributions to the AEH 401K Profit-Sharing Plan. Participants become fully vested in the discretionary profit-sharing contributions after three years of service. Participants are also permitted to take out loans against their accounts subject to certain restrictions. Discretionary contributions to the AEH 401K Profit-Sharing Plan are expensed as incurred and amounted to $1.1 million, $1.4 million and $1.1 million for fiscal years 2015, 2014 and 2013.
On November 4, 2015, the Atmos Energy Corporation Board of Directors voted to approve the merger of the assets and liabilities of the AEH 401K Profit-Sharing Plan with the Retirement Savings Plan, effective January 1, 2016 to improve administrative efficiency and reduce total costs.
7.    Stock and Other Compensation Plans
Stock-Based Compensation Plans
Total stock-based compensation expense was $27.5 million, $25.5 million and $17.8 million for the fiscal years ended September 30, 2015, 2014 and 2013, primarily related to restricted stock costs.
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
As of September 30, 2015, we were authorized to grant awards for up to a maximum of 8.7 million shares of common stock under this plan subject to certain adjustment provisions. As of September 30, 2015, non-qualified stock options, bonus stock, time-lapse restricted stock, time-lapse restricted stock units, performance-based restricted stock units and stock units had been issued under this plan, and 308,582 shares were available for future issuance.
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
Employees who are granted time-lapse restricted stock units under our LTIP have a nonforfeitable right to dividend equivalents that are paid at the same rate and at the same time at which they are paid on shares of stock without restrictions. Time-lapse restricted stock units contain only a service condition that the employee recipients render continuous services to the Company for a period of three years from the date of grant, except for accelerated vesting in the event of death, disability, change of control of the Company or termination without cause (with certain exceptions). There are no performance conditions required to be met for employees to be vested in time-lapse restricted stock units.
Employees who are granted performance-based restricted stock units under our LTIP have a forfeitable right to dividend equivalents that accrue at the same rate at which they are paid on shares of stock without restrictions. Dividend equivalents on the performance-based restricted stock units are paid either in cash or in the form of shares upon the vesting of the award. Performance-based restricted stock units contain a service condition that the employee recipients render continuous services to

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company for a period of three years from the beginning of the applicable three-year performance period, except for accelerated vesting in the event of death, disability, change of control of the Company or termination without cause (with certain exceptions) and a performance condition based on a cumulative earnings per share target amount.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes information regarding the restricted stock units granted under the plan during the fiscal years ended September 30, 2015, 2014 and 2013:

	2015		2014		2013
	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	988,637	$42.22	1,052,844	$36.20	1,262,582	$32.46
Granted	444,543	50.50	464,438	45.05	473,775	40.48
Vested	(551,688)	39.28	(524,532)	32.67	(657,795)	32.20
Forfeited	(3,388)	48.55	(4,113)	39.00	(25,718)	33.42
Nonvested at end of year	878,104	$48.24	988,637	$42.22	1,052,844	$36.20
As of September 30, 2015, there was $10.2 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the LTIP. That cost is expected to be recognized over a weighted-average period of 1.5 years. The fair value of restricted stock vested during the fiscal years ended September 30, 2015, 2014 and 2013 was $21.7 million, $17.1 million and $21.2 million.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Details of Selected Consolidated Balance Sheet Captions
The following tables provide additional information regarding the composition of certain of our balance sheet captions.
Accounts receivable
Accounts receivable was comprised of the following at September 30, 2015 and 2014:

	September 30
	2015	2014
	(In thousands)
Billed accounts receivable	$204,585	$262,937
Unbilled revenue	65,008	62,484
Other accounts receivable	40,850	41,971
Total accounts receivable	310,443	367,392
Less: allowance for doubtful accounts	(15,283)	(23,992)
Net accounts receivable	$295,160	$343,400

Other current assets
Other current assets as of September 30, 2015 and 2014 were comprised of the following accounts.

	September 30
	2015	2014
	(In thousands)
Assets from risk management activities	$9,232	$45,827
Deferred gas costs	9,715	20,069
Taxes receivable	4,479	5,481
Prepaid expenses	27,734	25,039
Materials and supplies	12,587	5,704
Other	6,822	9,145
Total	$70,569	$111,265

Property, plant and equipment
Property, plant and equipment was comprised of the following as of September 30, 2015 and 2014:

	September 30
	2015	2014
	(In thousands)
Production plant	$131	$4,821
Storage plant	286,011	275,579
Transmission plant	1,844,117	1,622,846
Distribution plant	6,019,001	5,522,794
General plant	769,311	735,223
Intangible plant	41,131	38,858
	8,959,702	8,200,121
Construction in progress	280,398	247,579
	9,240,100	8,447,700
Less: accumulated depreciation and amortization	(1,809,520)	(1,721,794)
Net property, plant and equipment(1)	$7,430,580	$6,725,906

(1)	Net property, plant and equipment includes plant acquisition adjustments of $(68.1) million and $(76.4) million at September 30, 2015 and 2014.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
The following presents our goodwill balance allocated by segment and changes in the balance for the fiscal year ended September 30, 2015:

	Regulated Distribution	Regulated Pipeline	Nonregulated	Total
	(In thousands)
Balance as of September 30, 2014	$574,816	$132,502	$34,711	$742,029
Deferred tax adjustments on prior acquisitions(1)	633	40	—	673
Balance as of September 30, 2015	$575,449	$132,542	$34,711	$742,702

(1)
We annually adjust certain deferred taxes recorded in connection with acquisitions completed in fiscal 2001 and fiscal 2004, which resulted in an increase to goodwill and net deferred tax liabilities of $0.7 million for fiscal 2015.

Deferred charges and other assets
Deferred charges and other assets as of September 30, 2015 and 2014 were comprised of the following accounts.

	September 30
	2015	2014
	(In thousands)
Marketable securities	$74,200	$79,613
Regulatory assets	182,573	230,240
Deferred financing costs	17,873	13,698
Assets from risk management activities	368	13,038
Other	13,664	14,340
Total	$288,678	$350,929

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of September 30, 2015 and 2014 were comprised of the following accounts.

	September 30
	2015	2014
	(In thousands)
Trade accounts payable	$78,534	$77,860
Accrued gas payable	119,825	179,425
Accrued liabilities	40,583	50,801
Total	$238,942	$308,086

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other current liabilities
Other current liabilities as of September 30, 2015 and 2014 were comprised of the following accounts.

	September 30
	2015	2014
	(In thousands)
Customer credit balances and deposits	$100,232	$82,085
Accrued employee costs	47,602	46,445
Deferred gas costs	28,100	35,063
Accrued interest	34,914	36,768
Liabilities from risk management activities	9,568	1,730
Taxes payable	93,674	77,601
Pension and postretirement obligations	21,857	11,380
Current deferred tax liability	55,918	48,751
Regulatory cost of removal accrual	56,123	45,061
Other	9,966	20,985
Total	$457,954	$405,869

Deferred credits and other liabilities
Deferred credits and other liabilities as of September 30, 2015 and 2014 were comprised of the following accounts.

	September 30
	2015	2014
	(In thousands)
Customer advances for construction	$9,316	$9,883
Regulatory liabilities	3,693	4,472
Asset retirement obligation	9,063	10,508
Liabilities from risk management activities	110,539	20,126
Other	29,085	23,881
Total	$161,696	$68,870
9.    Leases
We have entered into operating leases for office and warehouse space, vehicles and heavy equipment used in our operations. The remaining lease terms range from one to 19 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Renewal options exist for certain of these leases.
The related future minimum lease payments at September 30, 2015 were as follows:

Operating Leases
(In thousands)
2016	$16,475
2017	16,639
2018	16,490
2019	15,207
2020	14,251
Thereafter	61,651
Total minimum lease payments	$140,713
Consolidated lease and rental expense amounted to $32.5 million, $31.7 million and $32.4 million for fiscal 2015, 2014 and 2013.
10.    Commitments and Contingencies

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation
We are a party to various litigation that has arisen in the ordinary course of our business. While the results of such litigation cannot be predicted with certainty, we believe the final outcome of such litigation will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at prices indexed to natural gas distribution hubs. At September 30, 2015, we were committed to purchase 36.6 Bcf within one year and 26.8 Bcf within one to three years under indexed contracts. Purchases under these contracts totaled $113.3 million, $140.9 million and $89.0 million for 2015, 2014, 2013.
Our nonregulated segment has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. At September 30, 2015, we were committed to purchase 101.9 Bcf within one year, 16.0 Bcf within one to three years and 0.5 Bcf after three years under indexed contracts. We are committed to purchase 3.0 Bcf within one year under fixed price contracts with prices ranging from $2.32 to $3.23 per Mcf. Purchases under these contracts totaled $1,141.3 million, $1,687.5 million and $1,246.1 million for 2015, 2014 and 2013.
In addition, our nonregulated segment maintains long-term contracts related to storage and transportation. The estimated contractual demand fees for contracted storage and transportation under these contracts as of September 30, 2015 are as follows (in thousands):

2016	$7,843
2017	3,522
2018	1,966
2019	426
2020	398
Thereafter	1,101
$15,256

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Income Taxes
The components of income tax expense from continuing operations for 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	(In thousands)
Current
Federal	$—	$—	$—
State	7,251	5,527	8,178
Deferred
Federal	175,897	169,106	124,836
State	12,548	12,375	9,605
Investment tax credits	(6)	(6)	(20)
	$195,690	$187,002	$142,599
Reconciliations of the provision for income taxes computed at the statutory rate to the reported provisions for income taxes from continuing operations for 2015, 2014 and 2013 are set forth below:

	2015	2014	2013
	(In thousands)
Tax at statutory rate of 35%	$178,768	$166,887	$130,655
Common stock dividends deductible for tax reporting	(2,413)	(2,307)	(2,153)
State taxes (net of federal benefit)	12,869	11,636	11,559
Change in valuation allowance	4,998	6,969	1,085
Other, net	1,468	3,817	1,453
Income tax expense	$195,690	$187,002	$142,599
Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that gave rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 2015 and 2014 are presented below:

	2015	2014
	(In thousands)
Deferred tax assets:
Employee benefit plans	$121,619	$116,157
Interest rate agreements	51,067	10,565
Net operating loss carryforwards	313,224	236,626
Charitable and other credit carryforwards	22,281	21,614
Other	36,695	28,849
Total deferred tax assets	544,886	413,811
Valuation allowance	(10,872)	(6,969)
Net deferred tax assets	534,014	406,842
Deferred tax liabilities:
Difference in net book value and net tax value of assets	(1,890,886)	(1,655,894)
Pension funding	(35,247)	(17,890)
Gas cost adjustments	(43,634)	(31,252)
Other	(31,480)	(37,173)
Total deferred tax liabilities	(2,001,247)	(1,742,209)
Net deferred tax liabilities	$(1,467,233)	$(1,335,367)
Deferred credits for rate regulated entities	$412	$(109)
At September 30, 2015, we had $307.3 million of federal net operating loss carryforwards, which includes the impact of stock based compensation. The federal net operating loss carryforwards are available to offset taxable income and will begin to

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expire in 2029. The Company also has $10.1 million of federal alternative minimum tax credit carryforwards which do not expire. In addition, the Company has $11.4 million in charitable contribution carryforwards to offset taxable income. The Company’s charitable contribution carryforwards expire in 2015 - 2020. We believe it is more likely than not that the benefit from certain charitable contribution carryforwards will not be realized. Due to the uncertainty of realizing a benefit from the deferred tax asset recorded for charitable contribution carryforwards, a valuation allowance of $4.4 million and $7.0 million was established for the years ended September 30, 2015 and 2014. In addition, $1.1 million of deferred tax assets expired for which a valuation allowance had previously been recorded during the year ended September 30, 2015.
For state taxable income, the Company has $14.9 million of state net operating loss carryforwards (net of $8.0 million of federal effects) and $0.8 million of state tax credits carryforwards (net of federal effects). Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards will begin to expire between 2016 and 2030. We believe it is more likely than not that a portion of the benefit from certain state net operating loss carryfowards will not be realized. Due to the uncertainty of realizing a benefit from the deferred tax asset for these carryforwards, a valuation allowance of $0.6 million (net of federal effects) was established for the year ended September 30, 2015. The state tax credits will begin to expire in 2018.
At September 30, 2015, we had recorded liabilities associated with unrecognized tax benefits totaling $17.1 million. The following table reconciles the beginning and ending balance of our unrecognized tax benefits:

	2015	2014
	(In thousands)
Unrecognized tax benefits - beginning balance	$12,629	$4,158
Increase resulting from prior period tax positions	1,009	3,846
Increase resulting from current period tax positions	3,431	4,625
Unrecognized tax benefits - ending balance	17,069	12,629
Accrued interest and penalties	820	411
Gross unrecognized tax benefits	17,889	13,040
Less: deferred federal and state income tax benefits	(6,261)	(4,564)
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$11,628	$8,476
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
As discussed in Note 2, we report our financial instruments as risk management assets and liabilities, each of which is classified as current or noncurrent based upon the anticipated settlement date of the underlying financial instrument. The following table shows the fair values of our risk management assets and liabilities by segment at September 30, 2015 and 2014:

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Regulated Distribution	Nonregulated	Total
	(In thousands)
September 30, 2015
Assets from risk management activities, current(1)	$378	$8,854	$9,232
Assets from risk management activities, noncurrent	368	—	368
Liabilities from risk management activities, current(1)	(9,568)	—	(9,568)
Liabilities from risk management activities, noncurrent(1)	(110,539)	—	(110,539)
Net assets (liabilities)	$(119,361)	$8,854	$(110,507)
September 30, 2014
Assets from risk management activities, current(2)	$23,102	$22,725	$45,827
Assets from risk management activities, noncurrent	13,038	—	13,038
Liabilities from risk management activities, current(2)	(1,730)	—	(1,730)
Liabilities from risk management activities, noncurrent(2)	(20,126)	—	(20,126)
Net assets	$14,284	$22,725	$37,009

(1)
Includes $43.5 million of cash held on deposit to collateralize certain financial instruments. Of this amount, $34.6 million was used to offset current and noncurent risk management liabilities under master netting arrangements and the remaining $8.9 million is classified as current risk management assets.

(2)
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
Our regulated distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. Historically, if the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2014-2015 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 37 percent, or approximately 28.2 Bcf of the winter flowing gas requirements at a weighted average cost of approximately $4.34 per Mcf. We have not designated these financial instruments as hedges.
Nonregulated Commodity Risk Management Activities
In our nonregulated operations, we buy, sell and deliver natural gas at competitive prices by aggregating and purchasing gas supply, arranging transportation and storage logistics and effectively managing commodity price risk.
As a result of these activities, our nonregulated segment is exposed to risks associated with changes in the market price of natural gas. We manage our exposure to such risks through a combination of physical storage and financial instruments, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. Future contracts provide the right to buy or sell the commodity at a fixed price in the future. Option contracts provide the right, but not the requirement, to buy or sell the commodity at a fixed price. Swap contracts require receipt of payment for the commodity based on the difference between a fixed price and the market price on the settlement date. Specifically, these operations use financial instruments in the following ways:
•Gas delivery and related services - We use financial instruments, designated as cash flow hedges of anticipated purchases and sales at index prices, to mitigate the commodity price risk associated with deliveries under fixed-priced forward contracts to either deliver gas to customers or purchase gas from suppliers. These financial instruments have maturity dates ranging from one to 49 months.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•Transportation and storage services - Our nonregulated operations use storage and basis swaps, futures and various over-the-counter and exchange-traded options to capture additional storage arbitrage opportunities that arise subsequent to the execution of the original fair value hedge associated with our physical natural gas inventory, basis swaps to insulate and protect the economic value of our fixed price and storage books and various over-the-counter and exchange-traded options. These financial instruments have not been designated as hedges for accounting purposes.
•Aggregating and purchasing gas supply - Certain financial instruments, designated as fair value hedges, are used to hedge our natural gas inventory used in asset optimization activities.
Our nonregulated risk management activities are controlled through various risk management policies and procedures. Our Audit Committee has oversight responsibility for our nonregulated risk management limits and policies. A risk committee, comprised of corporate and business unit officers, is responsible for establishing and enforcing our nonregulated risk management policies and procedures.
Under our risk management policies, we seek to match our financial instrument positions to our physical storage positions as well as our expected current and future sales and purchase obligations in order to maintain no open positions at the end of each trading day. The determination of our net open position as of any day, however, requires us to make assumptions as to future circumstances, including the use of gas by our customers in relation to our anticipated storage and market positions. Because the price risk associated with any net open position at the end of each day may increase if the assumptions are not realized, we review these assumptions as part of our daily monitoring activities. Our operations can also be affected by intraday fluctuations of gas prices, since the price of natural gas purchased or sold for future delivery earlier in the day may not be hedged until later in the day. At times, limited net open positions related to our existing and anticipated commitments may occur. At the close of business on September 30, 2015, our nonregulated segment had net open positions (including existing storage and related financial contracts) of 1.0 Bcf.
Interest Rate Risk Management Activities
We currently manage interest rate risk through the use of forward starting interest rate swaps to fix the Treasury yield component of the interest cost associated with anticipated financings.
In October 2012, we entered into forward starting interest rate swaps to fix the Treasury yield component associated with the then anticipated issuance of $500 million senior notes in October 2014. These notes were issued as planned in October 2014 and we settled swaps with the receipt of $13.4 million. Because the swaps were effective, the realized gain was recorded as a component of accumulated other comprehensive income and is being recognized as a component of interest expense over the 30-year life of the senior notes. In October 2012, we entered into forward starting interest rate swaps to fix the Treasury yield component associated with the anticipated issuance of $250 million million unsecured senior notes in fiscal 2017. Additionally, in fiscal 2014 and 2015, we entered into forward starting interest rate swaps to effectively fix the Treasury yield component associated with $450 million of the anticipated issuance of $450 million unsecured senior notes in fiscal 2019. We designated all of these swaps as cash flow hedges at the time the agreements were executed. Accordingly, unrealized gains and losses associated with the forward starting interest rate swaps will be recorded as a component of accumulated other comprehensive income (loss). When the forward starting interest rate swaps settle, the realized gain or loss will be recorded as a component of accumulated other comprehensive income (loss) and recognized as a component of interest expense over the life of the related financing arrangement. Hedge ineffectiveness to the extent incurred, will be reported as a component of interest expense.
Prior to fiscal 2012, we entered into several Treasury lock agreements to fix the Treasury yield component of the interest cost of financing for various issuances of long-term debt and senior notes. The gains and losses realized upon settlement of these Treasury locks were recorded as a component of accumulated other comprehensive income (loss) when they were settled and are being recognized as a component of interest expense over the life of the associated notes from the date of settlement. The remaining amortization periods for the settled Treasury locks extend through fiscal 2045.
Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our consolidated balance sheet and income statements.
As of September 30, 2015, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of September 30, 2015, we had net long/(short) commodity contracts outstanding in the following quantities:

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract Type	Hedge Designation	Regulated Distribution	Nonregulated
		Quantity (MMcf)
Commodity contracts	Fair Value	—	(18,378)
	Cash Flow	—	56,368
	Not designated	24,849	58,513
		24,849	96,503

Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments by operating segment as of September 30, 2015 and 2014. The gross amounts of recognized assets and liabilities are netted within our Consolidated Balance Sheets to the extent that we have netting arrangements with the counterparties.

		Regulated Distribution		Nonregulated
	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
		(In thousands)
September 30, 2015
Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$—	$—	$11,680	$(36,067)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	—	—	126	(9,918)
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	—	(110,539)	—	—
Total		—	(110,539)	11,806	(45,985)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	378	(9,568)	65,239	(65,780)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	368	—	14,318	(14,218)
Total		746	(9,568)	79,557	(79,998)
Gross Financial Instruments		746	(120,107)	91,363	(125,983)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		—	—	(91,363)	91,363
Net Financial Instruments		746	(120,107)	—	(34,620)
Cash collateral		—	—	8,854	34,620
Net Assets/Liabilities from Risk Management Activities		$746	$(120,107)	$8,854	$—

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Regulated Distribution		Nonregulated
	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
		(In thousands)
September 30, 2014
Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$—	$—	$8,912	$(7,082)
Interest rate contracts	Other current assets / Other current liabilities	21,869	—	—	—
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	—	—	757	(2,459)
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	12,608	(19,835)	—	—
Total		34,477	(19,835)	9,669	(9,541)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	1,233	(1,730)	43,677	(47,729)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	430	(291)	15,677	(14,786)
Total		1,663	(2,021)	59,354	(62,515)
Gross Financial Instruments		36,140	(21,856)	69,023	(72,056)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		—	—	(69,023)	69,023
Net Financial Instruments		36,140	(21,856)	—	(3,033)
Cash collateral		—	—	22,725	3,033
Net Assets/Liabilities from Risk Management Activities		$36,140	$(21,856)	$22,725	$—

Impact of Financial Instruments on the Income Statement
Hedge ineffectiveness for our nonregulated segment is recorded as a component of purchased gas cost and primarily results from differences in the location and timing of the derivative instrument and the hedged item. Hedge ineffectiveness could materially affect our results of operations for the reported period. For the years ended September 30, 2015, 2014 and 2013, we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $0.2 million, $1.9 million and $18.2 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.

Fair Value Hedges
The impact of our nonregulated commodity contracts designated as fair value hedges and the related hedged item on our consolidated income statement for the years ended September 30, 2015, 2014 and 2013 is presented below.

	Fiscal Year Ended September 30
	2015	2014	2013
	(In thousands)
Commodity contracts	$10,311	$(792)	$2,165
Fair value adjustment for natural gas inventory designated as the hedged item	(9,768)	2,486	15,938
Total decrease in purchased gas cost	$543	$1,694	$18,103
The decrease in purchased gas cost is comprised of the following:
Basis ineffectiveness	$811	$(919)	$(208)
Timing ineffectiveness	(268)	2,613	18,311
	$543	$1,694	$18,103

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
Cash Flow Hedges
The impact of cash flow hedges on our consolidated income statements for the years ended September 30, 2015, 2014 and 2013 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transaction. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

	Fiscal Year Ended September 30, 2015
	Regulated Distribution	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI for effective portion of commodity contracts	$—	$(41,716)	$(41,716)
Loss arising from ineffective portion of commodity contracts	—	(325)	(325)
Total impact on purchased gas cost	—	(42,041)	(42,041)
Net loss on settled interest rate agreements reclassified from AOCI into interest expense	(853)	—	(853)
Total impact from cash flow hedges	$(853)	$(42,041)	$(42,894)

	Fiscal Year Ended September 30, 2014
	Regulated Distribution	Nonregulated	Consolidated
	(In thousands)
Gain reclassified from AOCI for effective portion of commodity contracts	$—	$8,365	$8,365
Gain arising from ineffective portion of commodity contracts	—	198	198
Total impact on purchased gas cost	—	8,563	8,563
Net loss on settled interest rate agreements reclassified from AOCI into interest expense	(4,230)	—	(4,230)
Total impact from cash flow hedges	$(4,230)	$8,563	$4,333

	Fiscal Year Ended September 30, 2013
	Regulated Distribution	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI for effective portion of commodity contracts	$—	$(10,778)	$(10,778)
Gain arising from ineffective portion of commodity contracts	—	97	97
Total impact on purchased gas cost	—	(10,681)	(10,681)
Net loss on settled interest rate agreements reclassified from AOCI into interest expense	(3,489)	—	(3,489)
Total impact from cash flow hedges	$(3,489)	$(10,681)	$(14,170)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the years ended September 30, 2015 and 2014. The amounts included in the table below exclude gains and losses arising from ineffectiveness because these amounts are immediately recognized in the income statement as incurred.

	Fiscal Year Ended September 30
	2015	2014
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$(71,003)	$(58,973)
Forward commodity contracts	(49,211)	7,904
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	542	2,686
Forward commodity contracts	25,448	(5,102)
Total other comprehensive income (loss) from hedging, net of tax(1)	$(94,224)	$(53,485)

(1)	Utilizing an income tax rate ranging from approximately 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized, while deferred losses associated with commodity contracts are recognized in earnings upon settlement. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred gains (losses) recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of September 30, 2015. However, the table below does not include the expected recognition in earnings of the interest rate agreements entered into in October 2012 and fiscal 2014 as those financial instruments have not yet settled.

	Interest Rate Agreements	Commodity Contracts	Total
	(In thousands)
2016	$(347)	$(19,484)	$(19,831)
2017	(447)	(5,044)	(5,491)
2018	(649)	(819)	(1,468)
2019	(673)	(85)	(758)
2020	(698)	(5)	(703)
Thereafter	(15,836)	—	(15,836)
Total(1)	$(18,650)	$(25,437)	$(44,087)

(1)	Utilizing an income tax rate ranging from approximately 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.
Financial Instruments Not Designated as Hedges
The impact of financial instruments that have not been designated as hedges on our consolidated income statements for the years ended September 30, 2015, 2014 and 2013 was an increase (decrease) in purchased gas cost of $15.5 million, $(5.0) million and $3.0 million. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.
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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Commodity Contracts Cash Flow Hedges	Total
	(In thousands)
September 30, 2014	$7,662	$(18,381)	$(1,674)	$(12,393)
Other comprehensive income (loss) before reclassifications	(2,173)	(71,003)	(49,211)	(122,387)
Amounts reclassified from accumulated other comprehensive income	(540)	542	25,448	25,450
Net current-period other comprehensive income (loss)	(2,713)	(70,461)	(23,763)	(96,937)
September 30, 2015	$4,949	$(88,842)	$(25,437)	$(109,330)

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Commodity Contracts Cash Flow Hedges	Total
	(In thousands)
September 30, 2013	$5,448	$37,906	$(4,476)	$38,878
Other comprehensive income (loss) before reclassifications	3,009	(58,973)	7,904	(48,060)
Amounts reclassified from accumulated other comprehensive income	(795)	2,686	(5,102)	(3,211)
Net current-period other comprehensive income (loss)	2,214	(56,287)	2,802	(51,271)
September 30, 2014	$7,662	$(18,381)	$(1,674)	$(12,393)

The following tables detail reclassifications out of AOCI for the fiscal years ended September 30, 2015 and 2014. Amounts in parentheses below indicate decreases to net income in the statement of income.

	Fiscal Year Ended September 30, 2015
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$850	Operation and maintenance expense
	850	Total before tax
	(310)	Tax expense
	$540	Net of tax
Cash flow hedges
Interest rate agreements	$(853)	Interest charges
Commodity contracts	(41,716)	Purchased gas cost
	(42,569)	Total before tax
	16,579	Tax benefit
	$(25,990)	Net of tax
Total reclassifications	$(25,450)	Net of tax

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended September 30, 2014
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$1,252	Operation and maintenance expense
	1,252	Total before tax
	(457)	Tax expense
	$795	Net of tax
Cash flow hedges
Interest rate agreements	$(4,230)	Interest charges
Commodity contracts	8,365	Purchased gas cost
	4,135	Total before tax
	(1,719)	Tax expense
	$2,416	Net of tax
Total reclassifications	$3,211	Net of tax

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and 2014. As required under authoritative accounting literature, assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(2)	September 30, 2015
	(In thousands)
Assets:
Financial instruments
Regulated distribution segment	$—	$746	$—	$—	$746
Nonregulated segment	—	91,363	—	(82,509)	8,854
Total financial instruments	—	92,109	—	(82,509)	9,600
Hedged portion of gas stored underground	43,901	—	—	—	43,901
Available-for-sale securities
Money market funds	—	1,072	—	—	1,072
Registered investment companies	40,619	—	—	—	40,619
Bonds	—	32,509	—	—	32,509
Total available-for-sale securities	40,619	33,581	—	—	74,200
Total assets	$84,520	$125,690	$—	$(82,509)	$127,701
Liabilities:
Financial instruments
Regulated distribution segment	$—	$120,107	$—	$—	$120,107
Nonregulated segment	—	125,983	—	(125,983)	—
Total liabilities	$—	$246,090	$—	$(125,983)	$120,107

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(3)	September 30, 2014
	(In thousands)
Assets:
Financial instruments
Regulated distribution segment	$—	$36,140	$—	$—	$36,140
Nonregulated segment	25	68,998	—	(46,298)	22,725
Total financial instruments	25	105,138	—	(46,298)	58,865
Hedged portion of gas stored underground	40,492	—	—	—	40,492
Available-for-sale securities
Money market funds	—	2,185	—	—	2,185
Registered investment companies	44,014	—	—	—	44,014
Bonds	—	33,414	—	—	33,414
Total available-for-sale securities	44,014	35,599	—	—	79,613
Total assets	$84,531	$140,737	$—	$(46,298)	$178,970
Liabilities:
Financial instruments
Regulated distribution segment	$—	$21,856	$—	$—	$21,856
Nonregulated segment	12	72,044	—	(72,056)	—
Total liabilities	$12	$93,900	$—	$(72,056)	$21,856

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

(2)
This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. In addition, as of September 30, 2015 we had $43.5 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $34.6 million was used to offset current and noncurrent risk management liabilities under master netting agreements and the remaining $8.9 million is classified as current risk management assets.

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale securities are comprised of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
As of September 30, 2015
Domestic equity mutual funds	$27,643	$7,332	$(456)	$34,519
Foreign equity mutual funds	5,261	905	(66)	6,100
Bonds	32,423	106	(20)	32,509
Money market funds	1,072	—	—	1,072
	$66,399	$8,343	$(542)	$74,200
As of September 30, 2014
Domestic equity mutual funds	$26,633	$10,136	$—	$36,769
Foreign equity mutual funds	5,382	1,863	—	7,245
Bonds	33,266	161	(13)	33,414
Money market funds	2,185	—	—	2,185
	$67,466	$12,160	$(13)	$79,613
At September 30, 2015 and 2014, our available-for-sale securities included $41.7 million and $46.2 million related to assets held in separate rabbi trusts for our supplemental executive retirement plans as discussed in Note 6. At September 30, 2015 we maintained investments in bonds that have contractual maturity dates ranging from October 2015 through September 2020.
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
Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our debt as of September 30, 2015:

September 30, 2015
(In thousands)
Carrying Amount	$2,460,000
Fair Value	$2,669,323
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As required under generally accepted accounting principles, the operating results of our Georgia operations for the year ended September 30, 2013 have been aggregated and reported on the consolidated statements of income as income from discontinued operations, net of income tax. Expenses related to general corporate overhead and interest expense allocated to their operations are not included in discontinued operations.
The following table presents statement of income data related to discontinued operations in our Georgia service area for the year ended September 30, 2013.

Year Ended September 30, 2013
(In thousands)
Operating revenues	$37,962
Purchased gas cost	21,464
Gross profit	16,498
Operating expenses	5,858
Operating income	10,640
Other nonoperating income	548
Income from discontinued operations before income taxes	11,188
Income tax expense	3,986
Income from discontinued operations	7,202
Gain on sale of discontinued operations, net of tax	5,294
Net income from discontinued operations	$12,496

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

	Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Fiscal year 2015:
Operating revenues
Regulated distribution	$846,772	$1,130,613	$416,794	$369,656
Regulated pipeline	83,567	91,730	97,008	97,807
Nonregulated	462,288	438,322	278,769	292,830
Intersegment eliminations	(133,862)	(120,597)	(106,170)	(103,391)
	1,258,765	1,540,068	686,401	656,902
Gross profit	423,285	520,738	381,673	354,321
Operating income	187,725	250,210	117,607	75,853
Net income	97,595	137,684	56,281	23,515
Net income per share — basic	$0.96	$1.35	$0.55	$0.23
Net income per share — diluted	$0.96	$1.35	$0.55	$0.23

	Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Fiscal year 2014:
Operating revenues
Regulated distribution	$843,865	$1,290,960	$517,707	$409,014
Regulated pipeline	71,341	73,615	87,189	86,314
Nonregulated	436,431	758,215	465,485	407,161
Intersegment eliminations	(107,779)	(157,936)	(127,211)	(113,455)
	1,243,858	1,964,854	943,170	789,034
Gross profit	388,957	496,277	359,533	337,659
Operating income	170,720	250,080	106,605	83,944
Net income	87,016	133,367	45,721	23,713
Net income per share — basic	$0.95	$1.38	$0.45	$0.23
Net income per share — diluted	$0.95	$1.38	$0.45	$0.23

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.	Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the framework in Internal Control-Integrated Framework issued by COSO and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of September 30, 2015, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Ernst & Young LLP has issued its report on the effectiveness of the Company’s internal control over financial reporting. That report appears below.

/s/ KIM R. COCKLIN	/s/ BRET J. ECKERT
Kim R. Cocklin	Bret J. Eckert
Chief Executive Officer and Director	Senior Vice President and Chief Financial Officer

November 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Atmos Energy Corporation
We have audited Atmos Energy Corporation’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Atmos Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Atmos Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2015 of Atmos Energy Corporation and our report dated November 6, 2015 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
Dallas, Texas
November 6, 2015

Changes in Internal Control over Financial Reporting
We did not make any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fourth quarter of the fiscal year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.
Not applicable.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.
Information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 3, 2016. Information regarding executive officers is reported below:
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information as of September 30, 2015, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

Name	Age	Years of Service	Office Currently Held
Kim R. Cocklin	64	9	President, Chief Executive Officer and Director
Michael E. Haefner	55	7	Executive Vice President
Bret J. Eckert	48	3	Senior Vice President and Chief Financial Officer
Marvin L. Sweetin	52	15	Senior Vice President, Utility Operations
Louis P. Gregory	60	15	Senior Vice President, General Counsel and Corporate Secretary
Kim R. Cocklin was named President and designated as the Chief Executive Officer effective October 1, 2010. Mr. Cocklin joined the Company in June 2006 and served as President and Chief Operating Officer of the Company from October 1, 2008 through September 30, 2010, after having served as Senior Vice President, Regulated Operations from October 2006 through September 2008. Mr. Cocklin was appointed to the Board of Directors on November 10, 2009. On October 1, 2015, Mr. Cocklin was appointed to the newly-created position of Chief Executive Officer of the Company.
Michael E. Haefner joined the Company in June 2008 as Senior Vice President, Human Resources. On January 19, 2015, Mr. Haefner was promoted to Executive Vice President and assumed oversight responsibility for Atmos Pipeline - Texas, Atmos Energy Holdings, Inc. and the gas supply and services function. On October 1, 2015, Mr. Haefner was promoted to the role of President and Chief Operating Officer in which he also assumed oversight responsibility for the operations of our six utility divisions and customer service.
Bret J. Eckert joined the Company in June 2012 as Senior Vice President, and on October 1, 2012 he was appointed Chief Financial Officer. Prior to joining the Company, Mr. Eckert was an Assurance Partner with Ernst & Young LLP where he developed extensive accounting and financial experience in the natural gas industry over his 22-year career.
Marvin L. Sweetin was named Senior Vice President, Utility Operations in November 2011. In this role, Mr. Sweetin was responsible for the operations of our six utility divisions, as well as customer service, safety and training. On October 1, 2015, Mr. Sweetin was promoted to the position of Senior Vice President of Safety and Enterprise Services. In addition to having overall responsibility for safety and compliance for the Company, Mr. Sweetin has responsibility for business process and change management, new operations technology evaluation and deployment, supply chain and facilities management and workforce development.
Louis P. Gregory was named Senior Vice President and General Counsel in September 2000 as well as Corporate Secretary in June 2012.
Identification of the members of the Audit Committee of the Board of Directors as well as the Board of Directors’ determination as to whether one or more audit committee financial experts are serving on the Audit Committee of the Board of

Directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 3, 2016.
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
Information on executive compensation is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 3, 2016.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security ownership of certain beneficial owners and of management is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 3, 2016. Information concerning our equity compensation plans is provided in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, of this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
Information on certain relationships and related transactions as well as director independence is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 3, 2016.

ITEM 14.	Principal Accountant Fees and Services.
Information on our principal accountant’s fees and services is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 3, 2016.
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.
(a)  1. and 2. Financial statements and financial statement schedules.
The financial statements and financial statement schedule listed in the Index to Financial Statements in Item 8 are filed as part of this Form 10-K.
3.     Exhibits
The exhibits listed in the accompanying Exhibits Index are filed as part of this Form 10-K. The exhibits numbered 10.3(a) through 10.12(c) are management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION
(Registrant)

By:	/s/ BRET J. ECKERT
Bret J. Eckert Senior Vice President and Chief Financial Officer
Date: November 6, 2015

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ KIM R. COCKLIN	Chief Executive Officer and Director	November 6, 2015
Kim R. Cocklin

/s/ MICHAEL E. HAEFNER	President, Chief Operating Officer and Director	November 6, 2015
Michael E. Haefner

/s/ BRET J. ECKERT	Senior Vice President and Chief Financial Officer	November 6, 2015
Bret J. Eckert

/s/ CHRISTOPHER T. FORSYTHE	Vice President and Controller (Principal Accounting Officer)	November 6, 2015
Christopher T. Forsythe

/s/ ROBERT W. BEST	Chairman of the Board	November 6, 2015
Robert W. Best

/s/ RICHARD W. DOUGLAS	Director	November 6, 2015
Richard W. Douglas

/s/ RUBEN E. ESQUIVEL	Director	November 6, 2015
Ruben E. Esquivel

/s/ RICHARD K. GORDON	Director	November 6, 2015
Richard K. Gordon

/s/ ROBERT C. GRABLE	Director	November 6, 2015
Robert C. Grable

/s/ THOMAS C. MEREDITH	Director	November 6, 2015
Thomas C. Meredith

/s/ NANCY K. QUINN	Director	November 6, 2015
Nancy K. Quinn

/s/ RICHARD A. SAMPSON	Director	November 6, 2015
Richard A. Sampson

/s/ STEPHEN R. SPRINGER	Director	November 6, 2015
Stephen R. Springer

/s/ RICHARD WARE II	Director	November 6, 2015
Richard Ware II

Schedule II
ATMOS ENERGY CORPORATION
Valuation and Qualifying Accounts
Three Years Ended September 30, 2015

		Additions
	Balance at beginning of period	Charged to cost & expenses	Charged to other accounts	Deductions		Balance at end of period
		(In thousands)
2015
Allowance for doubtful accounts	$23,992	$15,082	$—	$23,791	(1)	$15,283
2014
Allowance for doubtful accounts	$20,624	$19,491	$—	$16,123	(1)	$23,992
2013
Allowance for doubtful accounts	$9,425	$14,484	$—	$3,285	(1)	$20,624

(1)	Uncollectible accounts written off.

EXHIBITS INDEX
Item 14.(a)(3)

Exhibit Number	Description	Page Number or Incorporation by Reference to
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Asset Purchase Agreement by and between Atmos Energy Corporation as Seller and Liberty Energy (Georgia) Corp. as Buyer, dated as of August 8, 2012	Exhibit 2.1 to Form 8-K dated August 8, 2012 (File No. 1-10042)
Articles of Incorporation and Bylaws
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of September 28, 2015)	Exhibit 3.1 to Form 8-K dated September 28, 2015 (File No. 1-10042)
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (Atmos Energy Corporation)	Exhibit 4.1 to Form 10-K for fiscal year ended September 30, 2012 (File No. 1-10042)
4.2	Indenture dated as of November 15, 1995 between United Cities Gas Company and Bank of America Illinois, Trustee	Exhibit 4.11(a) to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.3	Indenture dated as of July 15, 1998 between Atmos Energy Corporation and U.S. Bank Trust National Association, Trustee	Exhibit 4.8 to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.4	Indenture dated as of May 22, 2001 between Atmos Energy Corporation and SunTrust Bank, Trustee	Exhibit 99.3 to Form 8-K dated May 15, 2001 (File No. 1-10042)
4.5	Indenture dated as of June 14, 2007, between Atmos Energy Corporation and U.S. Bank National Association, Trustee	Exhibit 4.1 to Form 8-K dated June 11, 2007 (File No. 1-10042)
4.6	Indenture dated as of March 23, 2009 between Atmos Energy Corporation and U.S. Bank National Corporation, Trustee	Exhibit 4.1 to Form 8-K dated March 26, 2009 (File No. 1-10042)
4.7(a)	Debenture Certificate for the 6 3/4% Debentures due 2028	Exhibit 99.2 to Form 8-K dated July 22, 1998 (File No. 1-10042)
4.7(b)	Global Security for the 5.95% Senior Notes due 2034	Exhibit 10(2)(g) to Form 10-K for fiscal year ended September 30, 2004 (File No. 1-10042)
4.7(c)	Global Security for the 6.35% Senior Notes due 2017	Exhibit 4.2 to Form 8-K dated June 11, 2007 (File No. 1-10042)
4.7(d)	Global Security for the 8.50% Senior Notes due 2019	Exhibit 4.2 to Form 8-K dated March 26, 2009 (File No. 1-10042)
4.7(e)	Global Security for the 5.5% Senior Notes due 2041	Exhibit 4.2 to Form 8-K dated June 10, 2011 (File No. 1-10042)

4.7(f)	Global Security for the 4.15% Senior Notes due 2043	Exhibit 4.2 to Form 8-K dated January 8, 2013 (File No. 1-10042)
4.7(g)	Global Security for the 4.125% Senior Notes due 2044	Exhibit 4.2 to Form 8-K dated October 15, 2014 (File No. 1-10042)
Material Contracts
10.1
Revolving Credit Agreement, dated as of September 25, 2015 among Atmos Energy Corporation, the Lenders from time to time parties thereto, Crédit Agricole Corporate and Investment Bank as Administrative Agent, and Mizuho Bank Ltd., as Syndication Agent
Exhibit 10.1 to Form 8-K dated October 1, 2015 (File No. 1-10042)
10.2	Guaranty of Algonquin Power & Utilities Corp. dated August 8, 2012	Exhibit 10.1 to Form 8-K dated August 8, 2012 (File No. 1-10042)
Executive Compensation Plans and Arrangements
10.3(a)*	Form of Atmos Energy Corporation Change in Control Severance Agreement - Tier I	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.3(b)*	Form of Atmos Energy Corporation Change in Control Severance Agreement - Tier II	Exhibit 10.7(b) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.4(a)*	Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31 to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10.4(b)*	Amendment No. 1 to the Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31(a) to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10.5(a)*	Atmos Energy Corporation Annual Incentive Plan for Management (as amended and restated February 10, 2011)	Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2011 (File No. 1-10042)
10.5(b)*	Amendment No 1 to the Atmos Energy Corporation Annual Incentive Plan for Management (as amended and restated February 10, 2011)	Exhibit 10.8(b) to Form 10-K for fiscal year ended September 30, 2012 (File No. 1-10042)
10.5(c)*	Amendment No 2 to the Atmos Energy Corporation Annual Incentive Plan for Management (as amended and restated February 10, 2011)	Exhibit 10.6(c) to Form 10-K for fiscal year ended September 30, 2013 (File No. 1-10042)
10.6(a)*	Atmos Energy Corporation Supplemental Executive Benefits Plan, Amended and Restated in its Entirety August 7, 2007	Exhibit 10.8(a) to Form 10-K for fiscal year ended September 30, 2008 (File No. 1-10042)
10.6(b)*	Form of Individual Trust Agreement for the Supplemental Executive Benefits Plan	Exhibit 10.3 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.7(a)*	Atmos Energy Corporation Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of June 4, 2012)
10.7(b)*	Atmos Energy Corporation Performance-Based Supplemental Executive Benefits Plan Trust Agreement, Effective Date December 1, 2000	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.8*	Atmos Energy Corporation Account Balance Supplemental Executive Retirement Plan, Effective Date August 5, 2009	Exhibit 10.10(c) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.9(a)*	Mini-Med/Dental Benefit Extension Agreement dated October 1, 1994	Exhibit 10.28(f) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)

10.9(b)*	Amendment No. 1 to Mini-Med/Dental Benefit Extension Agreement dated August 14, 2001	Exhibit 10.28(g) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10.9(c)*	Amendment No. 2 to Mini-Med/Dental Benefit Extension Agreement dated December 31, 2002	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2002 (File No. 1-10042)
10.10*	Atmos Energy Corporation Equity Incentive and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of January 1, 2012	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2011 (File No. 1-10042)
10.11*	Atmos Energy Corporation Outside Directors Stock-for-Fee Plan, Amended and Restated as of October 1, 2009	Exhibit 10.13 to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.12(a)*	Atmos Energy Corporation 1998 Long-Term Incentive Plan (as amended and restated September 1, 2014)	Exhibit 10.13(a) to Form 10-K for fiscal year ended September 30, 2014 (File No. 1-10042)
10.12(b)*	Form of Award Agreement of Time-Lapse Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan
10.12(c)*	Form of Award Agreement of Performance-Based Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan
12	Statement of computation of ratio of earnings to fixed charges
Other Exhibits, as indicated
21	Subsidiaries of the registrant
23.1	Consent of independent registered public accounting firm, Ernst & Young LLP
24	Power of Attorney	Signature page of Form 10-K for fiscal year ended September 30, 2015
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications**
Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."
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