Form 10-Q
period 2016-03-31
ATMOS ENERGY CORP
filed 2016-05-04
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2016.

Class	Shares Outstanding
No Par Value	102,233,265

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated other comprehensive income
Bcf	Billion cubic feet
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Ltd.
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	September 30, 2015
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$9,722,228	$9,240,100
Less accumulated depreciation and amortization	1,882,815	1,809,520
Net property, plant and equipment	7,839,413	7,430,580
Current assets
Cash and cash equivalents	47,918	28,653
Accounts receivable, net	361,582	295,160
Gas stored underground	190,961	236,603
Other current assets	52,451	65,890
Total current assets	652,912	626,306
Goodwill	742,702	742,702
Deferred charges and other assets	308,899	293,357
	$9,543,926	$9,092,945
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding: March 31, 2016 — 102,209,505 shares; September 30, 2015 — 101,478,818 shares	$511	$507
Additional paid-in capital	2,255,875	2,230,591
Accumulated other comprehensive loss	(157,239)	(109,330)
Retained earnings	1,245,418	1,073,029
Shareholders’ equity	3,344,565	3,194,797
Long-term debt	2,455,559	2,455,388
Total capitalization	5,800,124	5,650,185
Current liabilities
Accounts payable and accrued liabilities	226,641	238,942
Other current liabilities	373,783	457,954
Short-term debt	626,929	457,927
Total current liabilities	1,227,353	1,154,823
Deferred income taxes	1,557,790	1,411,315
Regulatory cost of removal obligation	426,756	427,553
Pension and postretirement liabilities	294,377	287,373
Deferred credits and other liabilities	237,526	161,696
	$9,543,926	$9,092,945
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2016	2015
	(Unaudited) (In thousands, except per share data)
Operating revenues
Regulated distribution segment	$849,685	$1,130,613
Regulated pipeline segment	95,703	91,730
Nonregulated segment	287,395	438,322
Intersegment eliminations	(100,490)	(120,597)
	1,132,293	1,540,068
Purchased gas cost
Regulated distribution segment	440,543	724,378
Regulated pipeline segment	—	—
Nonregulated segment	274,296	415,416
Intersegment eliminations	(100,357)	(120,464)
	614,482	1,019,330
Gross profit	517,811	520,738
Operating expenses
Operation and maintenance	133,666	133,460
Depreciation and amortization	71,972	68,022
Taxes, other than income	62,157	69,046
Total operating expenses	267,795	270,528
Operating income	250,016	250,210
Miscellaneous expense	(685)	(1,561)
Interest charges	27,560	27,447
Income before income taxes	221,771	221,202
Income tax expense	79,961	83,518
Net income	$141,810	$137,684
Basic and diluted net income per share	$1.38	$1.35
Cash dividends per share	$0.42	$0.39
Basic and diluted weighted average shares outstanding	102,946	101,746
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended March 31
	2016	2015
	(Unaudited) (In thousands, except per share data)
Operating revenues
Regulated distribution segment	$1,488,287	$1,977,385
Regulated pipeline segment	190,380	175,297
Nonregulated segment	559,919	900,610
Intersegment eliminations	(200,072)	(254,459)
	2,038,514	2,798,833
Purchased gas cost
Regulated distribution segment	745,684	1,247,338
Regulated pipeline segment	—	—
Nonregulated segment	531,062	861,665
Intersegment eliminations	(199,806)	(254,193)
	1,076,940	1,854,810
Gross profit	961,574	944,023
Operating expenses
Operation and maintenance	258,514	252,042
Depreciation and amortization	143,211	135,615
Taxes, other than income	113,628	118,431
Total operating expenses	515,353	506,088
Operating income	446,221	437,935
Miscellaneous expense	(1,894)	(3,268)
Interest charges	58,043	57,211
Income before income taxes	386,284	377,456
Income tax expense	141,613	142,177
Net income	$244,671	$235,279
Basic and diluted net income per share	$2.38	$2.31
Cash dividends per share	$0.84	$0.78
Basic and diluted weighted average shares outstanding	102,837	101,667
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31		Six Months Ended March 31
	2016	2015	2016	2015
	(Unaudited) (In thousands)
Net income	$141,810	$137,684	$244,671	$235,279
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(505), $484, $(947) and $(129)	(879)	962	(1,647)	(105)
Cash flow hedges:
Amortization and unrealized loss on interest rate agreements, net of tax of $(30,819), $(18,778), $(28,070) and $(48,546)	(53,618)	(32,669)	(48,835)	(84,456)
Net unrealized gains (losses) on commodity cash flow hedges, net of tax of $140, $(1,395), $1,645 and $(20,091)	220	(2,182)	2,573	(31,134)
Total other comprehensive loss	(54,277)	(33,889)	(47,909)	(115,695)
Total comprehensive income	$87,533	$103,795	$196,762	$119,584

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31
	2016	2015
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$244,671	$235,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Charged to depreciation and amortization	143,211	135,615
Charged to other accounts	645	566
Deferred income taxes	132,456	131,292
Other	10,355	10,332
Net assets / liabilities from risk management activities	9,528	(29,091)
Net change in operating assets and liabilities	(85,090)	56,855
Net cash provided by operating activities	455,776	540,848
Cash Flows From Investing Activities
Capital expenditures	(538,233)	(441,644)
Other, net	1,888	(1,346)
Net cash used in investing activities	(536,345)	(442,990)
Cash Flows From Financing Activities
Net increase in short-term debt	169,002	21,839
Net proceeds from issuance of long-term debt	—	493,538
Settlement of interest rate agreements	—	13,364
Repayment of long-term debt	—	(500,000)
Cash dividends paid	(86,809)	(78,074)
Repurchase of equity awards	—	(7,985)
Issuance of common stock	17,641	12,727
Net cash provided by (used in) financing activities	99,834	(44,591)
Net increase in cash and cash equivalents	19,265	53,267
Cash and cash equivalents at beginning of period	28,653	42,258
Cash and cash equivalents at end of period	$47,918	$95,525

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2016
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and our subsidiaries are engaged primarily in the regulated natural gas distribution and pipeline businesses as well as other nonregulated natural gas businesses. Historically, our regulated businesses have generated over 90 percent of our consolidated net income.
Through our regulated distribution business, we deliver natural gas through sales and transportation arrangements to approximately three million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at March 31, 2016, covered service areas located in eight states. In addition, we transport natural gas for others through our distribution system. Our regulated businesses also include our regulated pipeline and storage operations, which include the transportation of natural gas to our North Texas distribution system and the management of our underground storage facilities. Our regulated businesses are subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated distribution divisions operate.
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

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. Because of seasonal and other factors, the results of operations for the six-month period ended March 31, 2016 are not indicative of our results of operations for the full 2016 fiscal year, which ends September 30, 2016.
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
During the second quarter of fiscal 2016, we completed our annual goodwill impairment assessment. Based on the assessment performed, we determined that our goodwill was not impaired.
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

In November 2015, the FASB issued guidance that requires all deferred income tax liabilities and assets to be presented as noncurrent in a classified balance sheet. Currently, entities are required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified balance sheet. The new standard will become effective for us beginning on October 1, 2017; however, as permitted under the new guidance, we have elected early adoption. The adoption of this guidance had no impact on our results of operations or cash flows. In accordance with the transition guidance, we have adopted this new guidance prospectively and prior periods have not been adjusted.
In January 2016, the FASB issued guidance related to the classification and measurement of financial instruments. The amendments modify the accounting and presentation for certain financial liabilities and equity investments not consolidated or reported using the equity method. The guidance is effective for us beginning October 1, 2018; limited early adoption is permitted. We are currently evaluating the potential impact of this new guidance.
In February 2016, the FASB issued a comprehensive new leasing standard that will require lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The new standard will be effective for us beginning on October 1, 2019; early adoption is permitted. The new leasing standard requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. We are currently evaluating the effect on our financial position, results of operations and cash flows.
In March 2016, the FASB issued guidance to simplify the accounting and reporting of share-based payment arrangements. Key modifications required under the new guidance include:

•
Recognition of all excess tax benefits and tax deficiencies associated with stock-based compensation as income tax expense or benefit in the income statement in the period the awards vest. The guidance also requires these income tax inflows and outflows to be classified as an operating activity.

•	Simplification of the accounting for forfeitures.

•	Clarification that cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity.
The guidance will be effective for us beginning October 1, 2017; however, as permitted under the new guidance, we have elected early adoption. In accordance with the transition requirements, we recorded a $3.3 million income tax benefit for stock awards that vested during the current fiscal year. Additionally, we recorded a $14.5 million cumulative-effect increase to retained earnings with an offsetting increase to the Company’s net operating loss (NOL) deferred tax asset to recognize the effect of excess tax benefits earned prior to September 30, 2015. Since we have adopted this new guidance prospectively, prior periods have not been adjusted.
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

Significant regulatory assets and liabilities as of March 31, 2016 and September 30, 2015 included the following:

	March 31, 2016	September 30, 2015
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs(1)	$113,483	$121,183
Infrastructure mechanisms(2)	53,698	32,813
Deferred gas costs	1,136	9,715
Recoverable loss on reacquired debt	15,040	16,319
APT annual adjustment mechanism	—	1,002
Rate case costs	1,796	1,533
Other	16,297	9,774
	$201,450	$192,339
Regulatory liabilities:
Regulatory cost of removal obligations	$486,857	$483,676
Deferred gas costs	68,812	28,100
Asset retirement obligations	9,063	9,063
APT annual adjustment mechanism	640	—
Other	5,202	3,693
	$570,574	$524,532

(1)	Includes $13.6 million and $16.6 million of pension and postretirement expense deferred pursuant to regulatory authorization.

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

Income statements for the three and six months ended March 31, 2016 and 2015 by segment are presented in the following tables:

	Three Months Ended March 31, 2016
	Regulated Distribution	Regulated Pipeline	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$847,487	$23,419	$261,387	$—	$1,132,293
Intersegment revenues	2,198	72,284	26,008	(100,490)	—
	849,685	95,703	287,395	(100,490)	1,132,293
Purchased gas cost	440,543	—	274,296	(100,357)	614,482
Gross profit	409,142	95,703	13,099	(133)	517,811
Operating expenses
Operation and maintenance	99,180	27,131	7,488	(133)	133,666
Depreciation and amortization	57,663	13,179	1,130	—	71,972
Taxes, other than income	54,686	6,738	733	—	62,157
Total operating expenses	211,529	47,048	9,351	(133)	267,795
Operating income	197,613	48,655	3,748	—	250,016
Miscellaneous income (expense)	(150)	(376)	292	(451)	(685)
Interest charges	18,717	9,145	149	(451)	27,560
Income before income taxes	178,746	39,134	3,891	—	221,771
Income tax expense	64,434	13,949	1,578	—	79,961
Net income	$114,312	$25,185	$2,313	$—	$141,810
Capital expenditures	$176,080	$70,136	$343	$—	$246,559

	Three Months Ended March 31, 2015
	Regulated Distribution	Regulated Pipeline	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,128,473	$24,477	$387,118	$—	$1,540,068
Intersegment revenues	2,140	67,253	51,204	(120,597)	—
	1,130,613	91,730	438,322	(120,597)	1,540,068
Purchased gas cost	724,378	—	415,416	(120,464)	1,019,330
Gross profit	406,235	91,730	22,906	(133)	520,738
Operating expenses
Operation and maintenance	103,425	22,842	7,326	(133)	133,460
Depreciation and amortization	55,153	11,747	1,122	—	68,022
Taxes, other than income	62,939	5,238	869	—	69,046
Total operating expenses	221,517	39,827	9,317	(133)	270,528
Operating income	184,718	51,903	13,589	—	250,210
Miscellaneous income (expense)	(937)	(379)	252	(497)	(1,561)
Interest charges	19,313	8,391	240	(497)	27,447
Income before income taxes	164,468	43,133	13,601	—	221,202
Income tax expense	62,615	15,451	5,452	—	83,518
Net income	$101,853	$27,682	$8,149	$—	$137,684
Capital expenditures	$145,990	$34,360	$(19)	$—	$180,331

	Six Months Ended March 31, 2016
	Regulated Distribution	Regulated Pipeline	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,484,654	$46,826	$507,034	$—	$2,038,514
Intersegment revenues	3,633	143,554	52,885	(200,072)	—
	1,488,287	190,380	559,919	(200,072)	2,038,514
Purchased gas cost	745,684	—	531,062	(199,806)	1,076,940
Gross profit	742,603	190,380	28,857	(266)	961,574
Operating expenses
Operation and maintenance	190,529	54,219	14,032	(266)	258,514
Depreciation and amortization	114,997	25,949	2,265	—	143,211
Taxes, other than income	99,947	12,309	1,372	—	113,628
Total operating expenses	405,473	92,477	17,669	(266)	515,353
Operating income	337,130	97,903	11,188	—	446,221
Miscellaneous income (expense)	(902)	(805)	671	(858)	(1,894)
Interest charges	39,422	18,292	1,187	(858)	58,043
Income before income taxes	296,806	78,806	10,672	—	386,284
Income tax expense	109,239	28,035	4,339	—	141,613
Net income	$187,567	$50,771	$6,333	$—	$244,671
Capital expenditures	$342,624	$195,419	$190	$—	$538,233

	Six Months Ended March 31, 2015
	Regulated Distribution	Regulated Pipeline	Nonregulated	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,973,877	$45,028	$779,928	$—	$2,798,833
Intersegment revenues	3,508	130,269	120,682	(254,459)	—
	1,977,385	175,297	900,610	(254,459)	2,798,833
Purchased gas cost	1,247,338	—	861,665	(254,193)	1,854,810
Gross profit	730,047	175,297	38,945	(266)	944,023
Operating expenses
Operation and maintenance	190,410	47,457	14,441	(266)	252,042
Depreciation and amortization	110,239	23,129	2,247	—	135,615
Taxes, other than income	106,583	10,103	1,745	—	118,431
Total operating expenses	407,232	80,689	18,433	(266)	506,088
Operating income	322,815	94,608	20,512	—	437,935
Miscellaneous income (expense)	(2,266)	(631)	552	(923)	(3,268)
Interest charges	40,953	16,715	466	(923)	57,211
Income before income taxes	279,596	77,262	20,598	—	377,456
Income tax expense	106,356	27,545	8,276	—	142,177
Net income	$173,240	$49,717	$12,322	$—	$235,279
Capital expenditures	$312,237	$129,114	$293	$—	$441,644

Balance sheet information at March 31, 2016 and September 30, 2015 by segment is presented in the following tables:

	March 31, 2016
	Regulated Distribution	Regulated Pipeline	Nonregulated	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$5,902,803	$1,884,620	$51,990	$—	$7,839,413
Investment in subsidiaries	948,346	—	—	(948,346)	—
Current assets
Cash and cash equivalents	38,464	—	9,454	—	47,918
Assets from risk management activities	637	—	6,837	—	7,474
Other current assets	430,759	17,465	356,348	(207,052)	597,520
Intercompany receivables	980,055	—	—	(980,055)	—
Total current assets	1,449,915	17,465	372,639	(1,187,107)	652,912
Goodwill	575,449	132,542	34,711	—	742,702
Noncurrent assets from risk management activities	—	—	—	—	—
Deferred charges and other assets	290,737	17,742	420	—	308,899
	$9,167,250	$2,052,369	$459,760	$(2,135,453)	$9,543,926
CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$3,344,565	$628,045	$320,301	$(948,346)	$3,344,565
Long-term debt	2,455,559	—	—	—	2,455,559
Total capitalization	5,800,124	628,045	320,301	(948,346)	5,800,124
Current liabilities
Short-term debt	822,929	—	—	(196,000)	626,929
Liabilities from risk management activities	784	—	—	—	784
Other current liabilities	492,645	11,751	106,296	(11,052)	599,640
Intercompany payables	—	956,552	23,503	(980,055)	—
Total current liabilities	1,316,358	968,303	129,799	(1,187,107)	1,227,353
Deferred income taxes	1,102,679	455,277	(166)	—	1,557,790
Noncurrent liabilities from risk management activities	185,057	—	—	—	185,057
Regulatory cost of removal obligation	426,756	—	—	—	426,756
Pension and postretirement liabilities	294,377	—	—	—	294,377
Deferred credits and other liabilities	41,899	744	9,826	—	52,469
	$9,167,250	$2,052,369	$459,760	$(2,135,453)	$9,543,926

	September 30, 2015
	Regulated Distribution	Regulated Pipeline	Nonregulated	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$5,670,306	$1,706,449	$53,825	$—	$7,430,580
Investment in subsidiaries	1,038,670	—	(2,096)	(1,036,574)	—
Current assets
Cash and cash equivalents	23,863	—	4,790	—	28,653
Assets from risk management activities	378	—	8,854	—	9,232
Other current assets	421,591	24,628	480,503	(338,301)	588,421
Intercompany receivables	887,713	—	—	(887,713)	—
Total current assets	1,333,545	24,628	494,147	(1,226,014)	626,306
Goodwill	575,449	132,542	34,711	—	742,702
Noncurrent assets from risk management activities	368	—	—	—	368
Deferred charges and other assets	270,372	17,288	5,329	—	292,989
	$8,888,710	$1,880,907	$585,916	$(2,262,588)	$9,092,945
CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$3,194,797	$577,275	$461,395	$(1,038,670)	$3,194,797
Long-term debt	2,455,388	—	—	—	2,455,388
Total capitalization	5,650,185	577,275	461,395	(1,038,670)	5,650,185
Current liabilities
Short-term debt	782,927	—	—	(325,000)	457,927
Liabilities from risk management activities	9,568	—	—	—	9,568
Other current liabilities	569,273	29,780	99,480	(11,205)	687,328
Intercompany payables	—	867,409	20,304	(887,713)	—
Total current liabilities	1,361,768	897,189	119,784	(1,223,918)	1,154,823
Deferred income taxes	1,008,091	406,254	(3,030)	—	1,411,315
Noncurrent liabilities from risk management activities	110,539	—	—	—	110,539
Regulatory cost of removal obligation	427,553	—	—	—	427,553
Pension and postretirement liabilities	287,373	—	—	—	287,373
Deferred credits and other liabilities	43,201	189	7,767	—	51,157
	$8,888,710	$1,880,907	$585,916	$(2,262,588)	$9,092,945

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic and diluted earnings per share for the three and six months ended March 31, 2016 and 2015 are calculated as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Basic and Diluted Earnings Per Share
Net income	$141,810	$137,684	$244,671	$235,279
Less: Income allocated to participating securities	231	296	405	520
Income available to common shareholders	$141,579	$137,388	$244,266	$234,759
Basic and diluted weighted average shares outstanding	102,946	101,746	102,837	101,667
Net income per share - Basic and Diluted	$1.38	$1.35	$2.38	$2.31

5.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 5 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. Except as noted below, there were no material changes in the terms of our debt instruments during the six months ended March 31, 2016.
Long-term debt
Long-term debt at March 31, 2016 and September 30, 2015 consisted of the following:

	March 31, 2016	September 30, 2015
	(In thousands)
Unsecured 6.35% Senior Notes, due June 2017	$250,000	$250,000
Unsecured 8.50% Senior Notes, due 2019	450,000	450,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	500,000	500,000
Medium-term note Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Total long-term debt	2,460,000	2,460,000
Less:
Original issue discount on unsecured senior notes and debentures	4,441	4,612
	$2,455,559	$2,455,388

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
We currently finance our short-term borrowing requirements through a combination of a $1.25 billion commercial paper program, four committed revolving credit facilities and one uncommitted revolving credit facility with third-party lenders. These facilities provide approximately $1.3 billion of working capital funding. At March 31, 2016 and September 30, 2015 a total of $626.9 million and $457.9 million was outstanding under our commercial paper program.
Regulated Operations
We fund our regulated operations as needed, primarily through our commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $1.3 billion of working capital funding, including a five-year $1.25 billion unsecured facility with an accordion feature, which, if utilized would increase the borrowing capacity to $1.5 billion, a $25 million unsecured facility and a $10 million unsecured revolving credit facility, which is used primarily to issue letters of credit. Due to outstanding letters of credit, the total amount available to us under our $10 million revolving credit facility was $4.1 million at March 31, 2016.
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
Nonregulated Operations
Atmos Energy Marketing, LLC (AEM), which is wholly owned by AEH, has one uncommitted $25 million bilateral credit facility that was renewed and extended in March 2016 and one committed $15 million bilateral credit facility that was renewed and extended in December 2015. The uncommitted $25 million bilateral credit facility currently expires in December 2016 and the $15 million bilateral credit facility expires in September 2016. These facilities are used primarily to issue letters of credit. Due to outstanding letters of credit, the total amount available to us under these bilateral credit facilities was $36.9 million at March 31, 2016.
AEH has a $500 million intercompany demand credit facility with AEC. This facility bears interest at a rate equal to the one-month LIBOR rate plus 3.00 percent. Applicable state regulatory commissions have approved our use of this facility through December 31, 2016.
Debt Covenants
The availability of funds under our regulated credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At March 31, 2016, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 49 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
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
We were in compliance with all of our debt covenants as of March 31, 2016. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

6.    Shareholders' Equity

Shelf Registration
On March 28, 2016, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $2.5 billion in common stock and/or debt securities, which replaced our registration statement that expired on March 28, 2016.

At-the-Market Equity Sales Program

On March 28, 2016, we entered into an at-the-market (ATM) equity distribution agreement (the Agreement) with Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC in their capacity as agents and/or as principals (Agents). Under the terms of the Agreement, we may issue and sell, through any of the Agents, shares of our common stock, up to an aggregate offering price of $200 million, through the period ended March 28, 2019. We may also sell shares from time to time to an Agent for its own account at a price to be agreed upon at the time of sale. We will pay each Agent a commission of 1.0% of the gross offering proceeds of the shares sold through it as a sales agent. We have no obligation to offer or sell any shares under the Agreement, and may at any time suspend offers and sales under the Agreement. The shares will be issued pursuant to our shelf registration statement filed with the SEC on March 28, 2016. There were no transactions under the ATM program during the second fiscal quarter of 2016.

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
As of September 30, 2015, we were authorized to grant awards for up to a maximum of 8.7 million shares of common stock under this plan subject to certain adjustment provisions. In February 2016, our shareholders voted to increase the number of authorized LTIP shares by 2.5 million shares and to extend the term of the plan for an additional five years, through September 2021. On March 29, 2016, we filed with the SEC a registration statement on Form S-8 to register an additional 2.5 million shares; we also listed such shares with the New York Stock Exchange.
2011 Share Repurchase Program
We did not repurchase any shares during the six months ended March 31, 2016 and 2015 under our 2011 share repurchase program, which is scheduled to end on September 30, 2016.
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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Commodity Contracts Cash Flow Hedges	Total
	(In thousands)
September 30, 2015	$4,949	$(88,842)	$(25,437)	$(109,330)
Other comprehensive loss before reclassifications	(1,568)	(49,008)	(19,185)	(69,761)
Amounts reclassified from accumulated other comprehensive income	(79)	173	21,758	21,852
Net current-period other comprehensive income (loss)	(1,647)	(48,835)	2,573	(47,909)
March 31, 2016	$3,302	$(137,677)	$(22,864)	$(157,239)

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Commodity Contracts Cash Flow Hedges	Total
	(In thousands)
September 30, 2014	$7,662	$(18,381)	$(1,674)	$(12,393)
Other comprehensive loss before reclassifications	(101)	(84,824)	(38,902)	(123,827)
Amounts reclassified from accumulated other comprehensive income	(4)	368	7,768	8,132
Net current-period other comprehensive income (loss)	(105)	(84,456)	(31,134)	(115,695)
March 31, 2015	$7,557	$(102,837)	$(32,808)	$(128,088)

The following tables detail reclassifications out of AOCI for the three and six months ended March 31, 2016 and 2015. Amounts in parentheses below indicate decreases to net income in the statement of income.

	Three Months Ended March 31, 2016
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$124	Operation and maintenance expense
	124	Total before tax
	(45)	Tax expense
	$79	Net of tax
Cash flow hedges
Interest rate agreements	$(136)	Interest charges
Commodity contracts	(12,703)	Purchased gas cost
	(12,839)	Total before tax
	5,004	Tax benefit
	$(7,835)	Net of tax
Total reclassifications	$(7,756)	Net of tax

	Three Months Ended March 31, 2015
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Cash flow hedges
Interest rate agreements	$(136)	Interest charges
Commodity contracts	(13,078)	Purchased gas cost
	(13,214)	Total before tax
	5,150	Tax benefit
Total reclassifications	$(8,064)	Net of tax

	Six Months Ended March 31, 2016
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$124	Operation and maintenance expense
	124	Total before tax
	(45)	Tax expense
	$79	Net of tax
Cash flow hedges
Interest rate agreements	$(273)	Interest charges
Commodity contracts	(35,668)	Purchased gas cost
	(35,941)	Total before tax
	14,010	Tax benefit
	$(21,931)	Net of tax
Total reclassifications	$(21,852)	Net of tax

	Six Months Ended March 31, 2015
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$6	Operation and maintenance expense
	6	Total before tax
	(2)	Tax expense
	$4	Net of tax
Cash flow hedges
Interest rate agreements	$(580)	Interest charges
Commodity contracts	(12,734)	Purchased gas cost
	(13,314)	Total before tax
	5,178	Tax benefit
	$(8,136)	Net of tax
Total reclassifications	$(8,132)	Net of tax

7.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and six months ended March 31, 2016 and 2015 are presented in the following table. Most of these costs are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our gas distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
	(In thousands)
Components of net periodic pension cost:
Service cost	$4,697	$5,051	$2,706	$3,896
Interest cost	7,094	6,698	3,106	3,597
Expected return on assets	(6,880)	(6,437)	(1,566)	(1,608)
Amortization of transition obligation	—	—	20	68
Amortization of prior service credit	(56)	(47)	(411)	(411)
Amortization of actuarial (gain) loss	3,320	3,916	(542)	—
Net periodic pension cost	$8,175	$9,181	$3,313	$5,542

	Six Months Ended March 31
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
	(In thousands)
Components of net periodic pension cost:
Service cost	$9,395	$10,102	$5,412	$7,792
Interest cost	14,189	13,397	6,212	7,193
Expected return on assets	(13,761)	(12,873)	(3,132)	(3,216)
Amortization of transition obligation	—	—	41	136
Amortization of prior service credit	(113)	(96)	(822)	(822)
Amortization of actuarial (gain) loss	6,640	7,833	(1,084)	—
Net periodic pension cost	$16,350	$18,363	$6,627	$11,083

The assumptions used to develop our net periodic pension cost for the three and six months ended March 31, 2016 and 2015 are as follows:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Discount rate	4.55%	4.43%	4.55%	4.43%
Rate of compensation increase	3.50%	3.50%	N/A	N/A
Expected return on plan assets	7.00%	7.25%	4.45%	4.60%
The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2016. Based on that determination, we are not required to make a minimum contribution to our defined benefit plans; however, we may consider whether a voluntary contribution is prudent to maintain certain funding levels.
We contributed $9.0 million to our other post-retirement benefit plans during the six months ended March 31, 2016. We expect to contribute between $15 million and $25 million to these plans during fiscal 2016.

8.    Commitments and Contingencies
Litigation and Environmental Matters
With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 10 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, there were no material changes in the status of such litigation and environmental-related matters or claims during the six months ended March 31, 2016.
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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at prices indexed to natural gas distribution hubs. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. There were no material changes to the purchase commitments for the six months ended March 31, 2016.
AEH has commitments to purchase physical quantities of natural gas under contracts indexed to the forward NYMEX strip or fixed price contracts. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. Except for purchases made in the normal course of business under these contracts, there were no material changes to the purchase commitments for the six months ended March 31, 2016.
Our nonregulated segment maintains long-term contracts related to storage and transportation. The estimated contractual demand fees for contracted storage and transportation under these contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. There were no material changes to the estimated storage and transportation fees for the six months ended March 31, 2016.
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
As of March 31, 2016, a rate case was in progress in our Kentucky service area, formula rate filing mechanisms were in progress in our Atmos Pipeline-Texas, Louisiana, Mid-Tex and Tennessee service areas, infrastructure mechanisms were in progress in our Mississippi and West Texas service areas and an expedited rate filing was in progress in Virginia. These regulatory proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments.
9.    Financial Instruments
We currently use financial instruments in our regulated distribution and nonregulated segments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments, which have been tailored to our regulated distribution and nonregulated segments, and the related accounting for these financial instruments are fully described in Notes 2 and 12 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. During the six months ended March 31, 2016 there were no changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.

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
We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2015-2016 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 33 percent, or 23.0 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.

Nonregulated Commodity Risk Management Activities
Our nonregulated segment is exposed to risks associated with changes in the market price of natural gas through the purchase, sale and delivery of natural gas to its customers at competitive prices. We manage our exposure to such risks through a combination of physical storage and financial instruments, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. Specifically, these operations use financial instruments in the following ways:

•
Gas delivery and related services - Certain financial instruments, designated as cash flow hedges of anticipated purchases and sales at index prices, are used to mitigate the commodity price risk associated with deliveries under fixed-priced forward contracts to either deliver gas to customers or purchase gas from suppliers. These financial instruments have maturity dates ranging from one to 57 months.

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
As of March 31, 2016, we had forward starting interest rate swaps to effectively fix the Treasury yield component associated with the anticipated issuance of $250 million and $450 million unsecured senior notes in fiscal 2017 and fiscal 2019, at 3.37% and 3.78%, which we designated as cash flow hedges at the time the swaps were executed. As of March 31, 2016, we had $18.5 million of net realized losses in accumulated other comprehensive income (AOCI) associated with the settlement of financial instruments used to fix the Treasury yield component of the interest cost of financing various issuances of long-term debt and senior notes, which will be recognized as a component of interest expense over the life of the associated notes from the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2045.

Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and income statements.
As of March 31, 2016, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of March 31, 2016, we had net long/(short) commodity contracts outstanding in the following quantities:

Contract Type	Hedge Designation	Regulated Distribution	Nonregulated
		Quantity (MMcf)
Commodity contracts	Fair Value	—	(35,770)
	Cash Flow	—	46,553
	Not designated	4,690	55,854
		4,690	66,637

Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments by operating segment as of March 31, 2016 and September 30, 2015. The gross amounts of recognized assets and liabilities are netted within our unaudited Condensed Consolidated Balance Sheets to the extent that we have netting arrangements with the counterparties.

		Regulated Distribution		Nonregulated
	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
		(In thousands)
March 31, 2016
Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$—	$—	$16,032	$(37,251)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	—	—	920	(6,194)
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	—	(187,717)	—	—
Total		—	(187,717)	16,952	(43,445)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	637	(784)	39,964	(33,248)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	—	—	14,767	(11,075)
Total		637	(784)	54,731	(44,323)
Gross Financial Instruments		637	(188,501)	71,683	(87,768)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		—	—	(71,683)	71,683
Net Financial Instruments		637	(188,501)	—	(16,085)
Cash collateral		—	2,660	6,837	16,085
Net Assets/Liabilities from Risk Management Activities		$637	$(185,841)	$6,837	$—

		Regulated Distribution		Nonregulated
	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
		(In thousands)
September 30, 2015
Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$—	$—	$11,680	$(36,067)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	—	—	126	(9,918)
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	—	(110,539)	—	—
Total		—	(110,539)	11,806	(45,985)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	378	(9,568)	65,239	(65,780)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	368	—	14,318	(14,218)
Total		746	(9,568)	79,557	(79,998)
Gross Financial Instruments		746	(120,107)	91,363	(125,983)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		—	—	(91,363)	91,363
Net Financial Instruments		746	(120,107)	—	(34,620)
Cash collateral		—	—	8,854	34,620
Net Assets/Liabilities from Risk Management Activities		$746	$(120,107)	$8,854	$—

Impact of Financial Instruments on the Income Statement
Hedge ineffectiveness for our nonregulated segment is recorded as a component of purchased gas cost and primarily results from differences in the location and timing of the derivative instrument and the hedged item. Hedge ineffectiveness could materially affect our results of operations for the reported period. For the three months ended March 31, 2016 and 2015 we recognized a loss arising from fair value and cash flow hedge ineffectiveness of $3.3 million and $2.3 million. For the six months ended March 31, 2016 and 2015 we recognized a gain (loss) arising from fair value and cash flow hedge ineffectiveness of $4.6 million and $(4.5) million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.

Fair Value Hedges
The impact of our nonregulated commodity contracts designated as fair value hedges and the related hedged item on our condensed consolidated income statement for the three and six months ended March 31, 2016 and 2015 is presented below.

	Three Months Ended March 31
	2016	2015
	(In thousands)
Commodity contracts	$4,594	$(7,622)
Fair value adjustment for natural gas inventory designated as the hedged item	(7,939)	5,142
Total increase in purchased gas cost	$(3,345)	$(2,480)
The increase in purchased gas cost is comprised of the following:
Basis ineffectiveness	$(2,095)	$(678)
Timing ineffectiveness	(1,250)	(1,802)
	$(3,345)	$(2,480)

	Six Months Ended March 31
	2016	2015
	(In thousands)
Commodity contracts	$10,338	$7,469
Fair value adjustment for natural gas inventory designated as the hedged item	(5,778)	(11,641)
Total (increase) decrease in purchased gas cost	$4,560	$(4,172)
The (increase) decrease in purchased gas cost is comprised of the following:
Basis ineffectiveness	$(806)	$309
Timing ineffectiveness	5,366	(4,481)
	$4,560	$(4,172)
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

Cash Flow Hedges
The impact of cash flow hedges on our condensed consolidated income statements for the three and six months ended March 31, 2016 and 2015 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transaction. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

	Three Months Ended March 31, 2016
	Regulated Distribution	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI for effective portion of commodity contracts	$—	$(12,703)	$(12,703)
Gain arising from ineffective portion of commodity contracts	—	61	61
Total impact on purchased gas cost	—	(12,642)	(12,642)
Net loss on settled interest rate agreements reclassified from AOCI into interest expense	(136)	—	(136)
Total Impact from Cash Flow Hedges	$(136)	$(12,642)	$(12,778)

	Three Months Ended March 31, 2015
	Regulated Distribution	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI for effective portion of commodity contracts	$—	$(13,078)	$(13,078)
Gain arising from ineffective portion of commodity contracts	—	163	163
Total impact on purchased gas cost	—	(12,915)	(12,915)
Net loss on settled interest rate agreements reclassified from AOCI into interest expense	(136)	—	(136)
Total Impact from Cash Flow Hedges	$(136)	$(12,915)	$(13,051)

	Six Months Ended March 31, 2016
	Regulated Distribution	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI for effective portion of commodity contracts	$—	$(35,668)	$(35,668)
Gain arising from ineffective portion of commodity contracts	—	18	18
Total impact on purchased gas cost	—	(35,650)	(35,650)
Net loss on settled interest rate agreements reclassified from AOCI into interest expense	(273)	—	(273)
Total Impact from Cash Flow Hedges	$(273)	$(35,650)	$(35,923)

	Six Months Ended March 31, 2015
	Regulated Distribution	Nonregulated	Consolidated
	(In thousands)
Loss reclassified from AOCI for effective portion of commodity contracts	$—	$(12,734)	$(12,734)
Loss arising from ineffective portion of commodity contracts	—	(327)	(327)
Total impact on purchased gas cost	—	(13,061)	(13,061)
Net loss on settled interest rate agreements reclassified from AOCI into interest expense	(580)	—	(580)
Total Impact from Cash Flow Hedges	$(580)	$(13,061)	$(13,641)
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and six months ended March 31, 2016 and 2015. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the income statement as incurred.

	Three Months Ended March 31		Six Months Ended March 31
	2016	2015	2016	2015
	(In thousands)
Decrease in fair value:
Interest rate agreements	$(53,704)	$(32,755)	$(49,008)	$(84,824)
Forward commodity contracts	(7,529)	(10,160)	(19,185)	(38,902)
Recognition of losses in earnings due to settlements:
Interest rate agreements	86	86	173	368
Forward commodity contracts	7,749	7,978	21,758	7,768
Total other comprehensive loss from hedging, net of tax(1)	$(53,398)	$(34,851)	$(46,262)	$(115,590)

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.

Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments, while deferred gains (losses) associated with commodity contracts are recognized in earnings upon settlement. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of March 31, 2016. However, the table below does not include the expected recognition in earnings of our outstanding interest rate agreements as those instruments have not yet settled.

	Interest Rate Agreements	Commodity Contracts	Total
	(In thousands)
Next twelve months	$(347)	$(19,651)	$(19,998)
Thereafter	(18,130)	(3,213)	(21,343)
Total(1)	$(18,477)	$(22,864)	$(41,341)

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.

Financial Instruments Not Designated as Hedges
The impact of financial instruments that have not been designated as hedges on our condensed consolidated income statements for the three months ended March 31, 2016 and 2015 was an (increase) decrease in purchased gas cost of $(2.5) million and $8.7 million. For the six months ended March 31, 2016 and 2015 purchased gas cost (increased) decreased by $(4.7) million and $9.6 million. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.
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
10.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. During the six months ended March 31, 2016, there were no changes in these methods.
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016 and September 30, 2015. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(2)	March 31, 2016
	(In thousands)
Assets:
Financial instruments
Regulated distribution segment	$—	$637	$—	$—	$637
Nonregulated segment	—	71,683	—	(64,846)	6,837
Total financial instruments	—	72,320	—	(64,846)	7,474
Hedged portion of gas stored underground	65,077	—	—	—	65,077
Available-for-sale securities
Money market funds	—	4,400	—	—	4,400
Registered investment companies	36,670	—	—	—	36,670
Bonds	—	33,477	—	—	33,477
Total available-for-sale securities	36,670	37,877	—	—	74,547
Total assets	$101,747	$110,197	$—	$(64,846)	$147,098
Liabilities:
Financial instruments
Regulated distribution segment	$—	$188,501	$—	$(2,660)	$185,841
Nonregulated segment	—	87,768	—	(87,768)	—
Total liabilities	$—	$276,269	$—	$(90,428)	$185,841

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(3)	September 30, 2015
	(In thousands)
Assets:
Financial instruments
Regulated distribution segment	$—	$746	$—	$—	$746
Nonregulated segment	—	91,363	—	(82,509)	8,854
Total financial instruments	—	92,109	—	(82,509)	9,600
Hedged portion of gas stored underground	43,901	—	—	—	43,901
Available-for-sale securities
Money market funds	—	1,072	—	—	1,072
Registered investment companies	40,619	—	—	—	40,619
Bonds	—	32,509	—	—	32,509
Total available-for-sale securities	40,619	33,581	—	—	74,200
Total assets	$84,520	$125,690	$—	$(82,509)	$127,701
Liabilities:
Financial instruments
Regulated distribution segment	$—	$120,107	$—	$—	$120,107
Nonregulated segment	—	125,983	—	(125,983)	—
Total liabilities	$—	$246,090	$—	$(125,983)	$120,107

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

(2)
This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. In addition, as of March 31, 2016, we had $2.7 million of cash held in margin accounts to collateralize certain regulated distribution financial instruments, which were used to offset noncurrent risk management liabilities. As of March 31, 2016, we had $22.9 million of cash held in margin accounts to collateralize certain nonregulated financial instruments. Of this amount, $16.1 million was used to offset current and noncurrent risk management liabilities under master netting arrangements with the remaining $6.8 million is classified as current risk management assets.

(3)
This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. In addition, as of September 30, 2015, we had $43.5 million of cash held in margin accounts to collateralize certain nonregulated financial instruments. Of this amount, $34.6 million was used to offset current and noncurrent risk management liabilities under master netting arrangements with the remaining $8.9 million is classified as current risk management assets.

Available-for-sale securities are comprised of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
As of March 31, 2016
Domestic equity mutual funds	$26,548	$5,425	$(1,115)	$30,858
Foreign equity mutual funds	5,037	775	—	5,812
Bonds	33,355	132	(10)	33,477
Money market funds	4,400	—	—	4,400
	$69,340	$6,332	$(1,125)	$74,547
As of September 30, 2015
Domestic equity mutual funds	$27,643	$7,332	$(456)	$34,519
Foreign equity mutual funds	5,261	905	(66)	6,100
Bonds	32,423	106	(20)	32,509
Money market funds	1,072	—	—	1,072
	$66,399	$8,343	$(542)	$74,200
At March 31, 2016 and September 30, 2015, our available-for-sale securities included $41.1 million and $41.7 million related to assets held in separate rabbi trusts for our supplemental executive benefit plans. At March 31, 2016, we maintained investments in bonds that have contractual maturity dates ranging from May 2016 through September 2020.
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
Other Fair Value Measures
Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our debt as of March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
	(In thousands)
Carrying Amount	$2,460,000	$2,460,000
Fair Value	$2,749,244	$2,669,323

11.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 15 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. During the six months ended March 31, 2016, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Atmos Energy Corporation
We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation and subsidiaries as of March 31, 2016 and the related condensed consolidated statements of income and comprehensive income for the three and six-month periods ended March 31, 2016 and 2015 and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management.
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
May 4, 2016

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2015.
Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995
The statements contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: our ability to continue to access the credit and capital markets to satisfy our liquidity requirements; regulatory trends and decisions, including the impact of rate proceedings before various state regulatory commissions; the impact of adverse economic conditions on our customers; the effects of inflation and changes in the availability and price of natural gas; market risks beyond our control affecting our risk management activities, including commodity price volatility, counterparty creditworthiness or performance and interest rate risk; the concentration of our distribution, pipeline and storage operations in Texas; increased competition from energy suppliers and alternative forms of energy; adverse weather conditions; the capital-intensive nature of our regulated distribution business; increased costs of providing health care benefits along with pension and postretirement health care benefits and increased funding requirements; the inability to continue to hire, train and retain appropriate personnel; possible increased federal, state and local regulation of the safety of our operations; increased federal regulatory oversight and potential penalties; the impact of environmental regulations on our business; the impact of climate changes or related additional legislation or regulation in the future; the inherent hazards and risks involved in operating our distribution and pipeline and storage businesses; the threat of cyber-attacks or acts of cyber-terrorism that could disrupt our business operations and information technology systems; natural disasters, terrorist activities or other events and other risks and uncertainties discussed herein, all of which are difficult to predict and many of which are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.
OVERVIEW
Atmos Energy and our subsidiaries are engaged primarily in the regulated natural gas distribution and transmission and storage businesses as well as other nonregulated natural gas businesses. We distribute natural gas through sales and transportation arrangements to approximately three million residential, commercial, public authority and industrial customers throughout our six regulated distribution divisions, which at March 31, 2016 covered service areas located in eight states. In addition, we transport natural gas for others through our regulated distribution and pipeline systems.
Through our nonregulated businesses, we provide natural gas management and marketing services to municipalities, other local gas distribution companies and industrial customers primarily in the Midwest and Southeast and natural gas transmission and storage services to certain of our regulated distribution divisions and to third parties.

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

Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the six months ended March 31, 2016.
RESULTS OF OPERATIONS

Executive Summary
Atmos Energy strives to operate its businesses safely and reliably while delivering superior shareholder value. To achieve this objective, we are investing in our infrastructure and seeking to achieve positive rate outcomes that benefit both our customers and the Company.
During the first six months of fiscal 2016, we earned $244.7 million, or $2.38 per diluted share, a four percent increase period over period. Regulated operations represented 98 and 97 percent of our consolidated net income for the three and six months ended March 31, 2016. The following tables reflect the segregation of our consolidated net income and diluted earnings per share between our regulated and nonregulated operations:

	Three Months Ended March 31
	2016	2015	Change
	(In thousands, except per share data)
Regulated operations	$139,497	$129,535	$9,962
Nonregulated operations	2,313	8,149	(5,836)
Net income	$141,810	$137,684	$4,126

Diluted EPS from regulated operations	$1.36	$1.27	$0.09
Diluted EPS from nonregulated operations	0.02	0.08	(0.06)
Consolidated diluted EPS	$1.38	$1.35	$0.03

	Six Months Ended March 31
	2016	2015	Change
	(In thousands, except per share data)
Regulated operations	$238,338	$222,957	$15,381
Nonregulated operations	6,333	12,322	(5,989)
Net income	$244,671	$235,279	$9,392

Diluted EPS from regulated operations	$2.32	$2.19	$0.13
Diluted EPS from nonregulated operations	0.06	0.12	(0.06)
Consolidated diluted EPS	$2.38	$2.31	$0.07

Positive rate outcomes achieved in our regulated businesses offset the effect of weather that was 26 percent warmer than the prior-year period. As of March 31, 2016, we had completed nine regulatory proceedings resulting in a $22.1 million increase in annual operating income and had twelve ratemaking efforts in progress seeking $109.0 million of additional annual operating income. Our nonregulated results in the current-year period reflect larger losses on the settlement of financial positions during a period of falling gas prices.
Capital expenditures for the first six months of fiscal 2016 were $538.2 million. Approximately 83 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less. We expect our capital expenditures to range between $1 billion and $1.1 billion for fiscal 2016. We funded our capital expenditure program primarily through operating cash flows of $455.8 million and net short-term borrowings.
On March 28, 2016, we entered into an at-the-market (ATM) equity distribution agreement under which we may issue and sell, shares of our common stock, up to an aggregate offering price of $200 million. The shares will be issued under our shelf registration statement filed with the SEC on March 28, 2016. Proceeds from the ATM program will be used primarily to repay short-term debt outstanding under our $1.25 billion commercial paper program, to fund capital spending primarily to enhance the safety and reliability of our system and for general corporate purposes.
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

Three Months Ended March 31, 2016 compared with Three Months Ended March 31, 2015
Financial and operational highlights for our regulated distribution segment for the three months ended March 31, 2016 and 2015 are presented below.

	Three Months Ended March 31
	2016	2015	Change
	(In thousands, unless otherwise noted)
Gross profit	$409,142	$406,235	$2,907
Operating expenses	211,529	221,517	(9,988)
Operating income	197,613	184,718	12,895
Miscellaneous expense	(150)	(937)	787
Interest charges	18,717	19,313	(596)
Income before income taxes	178,746	164,468	14,278
Income tax expense	64,434	62,615	1,819
Net income	$114,312	$101,853	$12,459
Consolidated regulated distribution sales volumes — MMcf	111,932	142,455	(30,523)
Consolidated regulated distribution transportation volumes — MMcf	40,677	40,559	118
Total consolidated regulated distribution throughput — MMcf	152,609	183,014	(30,405)
Consolidated regulated distribution average cost of gas per Mcf sold	$3.94	$5.08	$(1.14)
Income for our regulated distribution segment increased 12 percent, primarily due to a $2.9 million increase in gross profit combined with a $10.0 million decrease in operating expenses. The quarter-over-quarter increase in gross profit primarily reflects:

•	a $17.1 million net increase in rate adjustments. Our Mid-Tex Division accounted for $9.8 million of this increase. We also experienced increases in our Mississippi and West Texas Divisions.

•	a $12.6 million decrease in revenue-related taxes primarily in our Mid-Tex and West Texas Divisions, offset by a corresponding $10.4 million decrease in the related tax expense.

•
a $2.2 million decrease in consumption. Current-quarter weather was 25 percent warmer than the prior-year quarter, before adjusting for weather normalization mechanisms. As a result, sales volumes decreased 21 percent.

The decrease in operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, was primarily due to the decrease in revenue-related tax expense partially offset by higher depreciation expense associated with increased capital investments.

The following table shows our operating income by regulated distribution division, in order of total rate base, for the three months ended March 31, 2016 and 2015. The presentation of our regulated distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended March 31
	2016	2015	Change
	(In thousands)
Mid-Tex	$80,645	$73,999	$6,646
Kentucky/Mid-States	30,461	29,356	1,105
Louisiana	23,742	24,094	(352)
West Texas	20,298	17,704	2,594
Mississippi	23,705	21,511	2,194
Colorado-Kansas	18,030	17,268	762
Other	732	786	(54)
Total	$197,613	$184,718	$12,895

Six Months Ended March 31, 2016 compared with Six Months Ended March 31, 2015
Financial and operational highlights for our regulated distribution segment for the six months ended March 31, 2016 and 2015 are presented below.

	Six Months Ended March 31
	2016	2015	Change
	(In thousands, unless otherwise noted)
Gross profit	$742,603	$730,047	$12,556
Operating expenses	405,473	407,232	(1,759)
Operating income	337,130	322,815	14,315
Miscellaneous expense	(902)	(2,266)	1,364
Interest charges	39,422	40,953	(1,531)
Income before income taxes	296,806	279,596	17,210
Income tax expense	109,239	106,356	2,883
Net income	$187,567	$173,240	$14,327
Consolidated regulated distribution sales volumes — MMcf	180,649	229,377	(48,728)
Consolidated regulated distribution transportation volumes — MMcf	72,888	77,071	(4,183)
Total consolidated regulated distribution throughput — MMcf	253,537	306,448	(52,911)
Consolidated regulated distribution average cost of gas per Mcf sold	$4.13	$5.44	$(1.31)
Income for our regulated distribution segment increased eight percent, primarily due to a $12.6 million increase in gross profit combined with a $1.8 million decrease in operating expenses. The year-over-year increase in gross profit primarily reflects:

•	a $30.6 million net increase in rate adjustments. Our Mid-Tex Division accounted for $16.9 million of this increase. We also experienced increases in our Mississippi and West Texas Divisions.

•	a $13.9 million decrease in revenue-related taxes primarily in our Mid-Tex and West Texas Divisions, offset by a corresponding $10.8 million decrease in the related tax expense.

•
a $3.3 million decrease in consumption. Current-period weather was 26 percent warmer than the prior-year period, before adjusting for weather normalization mechanisms. As a result, sales volumes decreased 21 percent.

The decrease in operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, was primarily due to the decrease in revenue-related tax expense partially offset by increased property taxes and depreciation expense associated with increased capital investments.
Net income for the six months ended March 31, 2016 includes a $3.3 million income tax benefit for stock awards that vested during the current-year period as a result of adopting the new stock-based accounting guidance.

The following table shows our operating income by regulated distribution division, in order of total rate base, for the six months ended March 31, 2016 and 2015. The presentation of our regulated distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Six Months Ended March 31
	2016	2015	Change
	(In thousands)
Mid-Tex	$148,776	$133,113	$15,663
Kentucky/Mid-States	49,379	49,152	227
Louisiana	38,794	40,819	(2,025)
West Texas	33,228	28,802	4,426
Mississippi	36,532	35,810	722
Colorado-Kansas	28,156	27,257	899
Other	2,265	7,862	(5,597)
Total	$337,130	$322,815	$14,315
Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first six months of fiscal 2016, we completed nine regulatory proceedings, resulting in a $22.1 million increase in annual operating income as summarized below:

Rate Action	Annual Increase to Operating Income
(In thousands)
Annual formula rate mechanisms	$17,826
Rate case filings	4,456
Other rate activity	(183)
$22,099

Additionally, the following ratemaking efforts seeking $68.3 million in annual operating income were in progress as of March 31, 2016:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Kentucky/Mid-States	Rate Case	Kentucky	$5,531
Kentucky/Mid-States	Formula Rate Mechanism	Tennessee	4,888
Kentucky/Mid-States	Expedited Rate Filing(1)	Virginia	537
Louisiana	Formula Rate Mechanism(1)	Trans LA	6,216
Louisiana	Formula Rate Mechanism	LGS	8,686
Mid-Tex	Formula Rate Mechanism	Dallas	6,915
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities	26,564
Mid-Tex	Formula Rate Mechanism(2)	Environs	1,325
Mississippi	Infrastructure Mechanism	Mississippi	3,519
West Texas	Infrastructure Mechanism (3)	Cities of Amarillo, Channing, Lubbock & Dalhart	3,484
West Texas	Infrastructure Mechanism(2)	Environs	646
			$68,311

(1)	The proposed increase for Virginia and Trans LA customers was implemented on April 1, 2016, subject to refund.

(2)	The 2015 GRIP increase was approved by the Railroad Commission of Texas on May 3, 2016.

(3)	The 2015 GRIP increase was implemented on April 26, 2016.
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

Annual Formula Rate Mechanisms
State	Infrastructure Programs	Formula Rate Mechanisms

Colorado	System Safety and Integrity Rider (SSIR)	—
Kansas	Gas System Reliability Surcharge (GSRS)	—
Kentucky	Pipeline Replacement Program (PRP)	—
Louisiana	(1)	Rate Stabilization Clause (RSC)
Mississippi	System Integrity Rider (SIR)	Stable Rate Filing (SRF), Supplemental Growth Filing (SGR)
Tennessee	—	Annual Rate Mechanism (ARM)
Texas	Gas Reliability Infrastructure Program (GRIP), (1)	Dallas Annual Rate Review (DARR), Rate Review Mechanism (RRM)
Virginia	Steps to Advance Virginia Energy (SAVE)	—

(1)
Infrastructure mechanisms in Texas and Louisiana allow for the deferral of all expenses associated with capital expenditures incurred pursuant to these rules, which primarily consists of interest, depreciation and other taxes, until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.

The following annual formula rate mechanisms were approved during the six months ended March 31, 2016.

Division	Jurisdiction	Test Year Ended	Increase (Decrease) in Annual Operating Income	Effective Date
		(In thousands)
2016 Filings:
Colorado-Kansas	Colorado	12/31/2016	$764	01/01/2016
Mississippi	Mississippi-SRF(1)	10/31/2016	9,192	01/01/2016
Mississippi	Mississippi-SGR (2)	10/31/2016	250	12/01/2015
Kentucky/Mid-States	Kentucky-PRP	09/30/2016	3,786	10/01/2015
Kentucky/Mid-States	Virginia-SAVE	09/30/2016	118	10/01/2015
West Texas	West Texas Cities	09/30/2015	3,716	10/01/2015
Total 2016 Filings			$17,826

(1)	The commission issued a final order approving a $9.2 million increase in annual operating income on December 21, 2015 with an effective date of January 1, 2016.

(2)
The Mississippi Supplemental Growth Rider permits the Company to pursue up to $5.0 million of eligible industrial growth projects beyond the Division’s normal main extension policies. This is the third year of the SGR program.

Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. The following table summarizes the rate cases that were completed during the six months ended March 31, 2016.

Division	State	Increase in Annual Operating Income	Effective Date
	(In thousands)
2016 Rate Case Filings:
Colorado-Kansas	Kansas	$2,372	03/17/2016
Colorado-Kansas	Colorado	2,084	01/01/2016
Total 2016 Rate Case Filings		$4,456
Other Ratemaking Activity
The following table summarizes other ratemaking activity during the six months ended March 31, 2016.

Division	Jurisdiction	Rate Activity	Additional Annual Operating Income	Effective Date
		(In thousands)
2016 Other Rate Activity:
Colorado-Kansas	Kansas	Ad-Valorem (1)	$(183)	02/01/2016
Total 2016 Other Rate Activity			$(183)

(1)	The Ad Valorem filing relates to a collection of property taxes in excess of the amount included in our Kansas service area's base rates.

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
Finally, as a regulated pipeline, the operations of the Atmos Pipeline — Texas Division may be impacted by the timing of when costs and expenses are incurred and when these costs and expenses are recovered through its tariffs. Additionally, APT annually uses GRIP to recover capital costs incurred in the prior calendar year.

Three Months Ended March 31, 2016 compared with Three Months Ended March 31, 2015
Financial and operational highlights for our regulated pipeline segment for the three months ended March 31, 2016 and 2015 are presented below.

	Three Months Ended March 31
	2016	2015	Change
	(In thousands, unless otherwise noted)
Mid-Tex transportation	$72,872	$60,666	$12,206
Third-party transportation	19,594	28,085	(8,491)
Storage and park and lend services	588	1,069	(481)
Other	2,649	1,910	739
Gross profit	95,703	91,730	3,973
Operating expenses	47,048	39,827	7,221
Operating income	48,655	51,903	(3,248)
Miscellaneous expense	(376)	(379)	3
Interest charges	9,145	8,391	754
Income before income taxes	39,134	43,133	(3,999)
Income tax expense	13,949	15,451	(1,502)
Net income	$25,185	$27,682	$(2,497)
Gross pipeline transportation volumes — MMcf	185,542	220,646	(35,104)
Consolidated pipeline transportation volumes — MMcf	115,040	126,371	(11,331)
Net income for our regulated pipeline segment decreased nine percent, primarily due to a $4.0 million increase in gross profit, offset by a $7.2 million increase in operating expenses. The increase in gross profit primarily reflects a $7.0 million increase in rates from the GRIP filing approved in 2015 partially offset by decreased through-system volumes and lower storage and blending fees due to warmer weather in the current-year quarter compared to the prior-year quarter.
Operating expenses increased $7.2 million, primarily due to increased levels of pipeline maintenance activities to improve the safety and reliability of our system and increased property taxes and depreciation expense associated with increased capital investments.
On May 3, 2016, a GRIP filing was approved by the Railroad Commission of Texas for $40.7 million of additional annual operating income, effective with bills rendered on and after May 3, 2016.

Six Months Ended March 31, 2016 compared with Six Months Ended March 31, 2015
Financial and operational highlights for our regulated pipeline segment for the six months ended March 31, 2016 and 2015 are presented below.

	Six Months Ended March 31
	2016	2015	Change
	(In thousands, unless otherwise noted)
Mid-Tex transportation	$141,159	$120,745	$20,414
Third-party transportation	40,882	48,479	(7,597)
Storage and park and lend services	1,564	2,073	(509)
Other	6,775	4,000	2,775
Gross profit	190,380	175,297	15,083
Operating expenses	92,477	80,689	11,788
Operating income	97,903	94,608	3,295
Miscellaneous expense	(805)	(631)	(174)
Interest charges	18,292	16,715	1,577
Income before income taxes	78,806	77,262	1,544
Income tax expense	28,035	27,545	490
Net income	$50,771	$49,717	$1,054
Gross pipeline transportation volumes — MMcf	363,744	402,008	(38,264)
Consolidated pipeline transportation volumes — MMcf	244,199	247,005	(2,806)

Net income for our regulated pipeline segment increased two percent, primarily due to a $15.1 million increase in gross profit, partially offset by an $11.8 million increase in operating expenses. The increase in gross profit primarily reflects a $17.1 million increase in rates from the GRIP filing approved in 2015 and a $3.1 million increase from the sale of excess retention gas. These increases were partially offset by decreased through-system volumes and lower storage and blending fees due to warmer weather in the current-year period compared to the prior-year period.
Operating expenses increased $11.8 million, primarily due to increased levels of pipeline maintenance activities to improve the safety and reliability of our system and increased property taxes and depreciation expense associated with increased capital investments.
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

Three Months Ended March 31, 2016 compared with Three Months Ended March 31, 2015
Financial and operating highlights for our nonregulated segment for the three months ended March 31, 2016 and 2015 are presented below.

	Three Months Ended March 31
	2016	2015	Change
	(In thousands, unless otherwise noted)
Realized margins
Gas delivery and related services	$16,705	$17,873	$(1,168)
Storage and transportation services	3,272	3,353	(81)
Other	(3,514)	3,001	(6,515)
Total realized margins	16,463	24,227	(7,764)
Unrealized margins	(3,364)	(1,321)	(2,043)
Gross profit	13,099	22,906	(9,807)
Operating expenses	9,351	9,317	34
Operating income	3,748	13,589	(9,841)
Miscellaneous income	292	252	40
Interest charges	149	240	(91)
Income before income taxes	3,891	13,601	(9,710)
Income tax expense	1,578	5,452	(3,874)
Net income	$2,313	$8,149	$(5,836)
Gross nonregulated delivered gas sales volumes — MMcf	107,414	122,178	(14,764)
Consolidated nonregulated delivered gas sales volumes — MMcf	95,804	105,401	(9,597)
Net physical position (Bcf)	36.4	17.0	19.4

The $9.8 million quarter-over-quarter decrease in gross profit reflects a $7.8 million decrease in realized margins, combined with a $2.0 million decrease in unrealized margins. The following were the key drivers for the $7.8 million decrease in realized margins:

•
Margins from gas delivery and related services margins decreased $1.2 million, primarily due to a nine percent decrease in consolidated sales volumes due to warmer weather in the current-year quarter. However, this decrease was partially offset by an increase in per-unit margins from 15 cents to 16 cents per Mcf, primarily due to lower net transportation costs incurred as result of fewer deliveries.

•
Other realized margins decreased $6.5 million. The decrease primarily reflects higher losses, compared with the prior-year quarter, on the settlement of long financial positions as a result of falling natural gas prices during the quarter.  Additionally, storage fees increased quarter-over-quarter due to increased park and loan activity.

Unrealized margins decreased $2.0 million, primarily due to the quarter-over-quarter unfavorable movement of the physical mark on the fair value of natural gas inventory hedged positions.

Six Months Ended March 31, 2016 compared with Six Months Ended March 31, 2015

	Six Months Ended March 31
	2016	2015	Change
	(In thousands, unless otherwise noted)
Realized margins
Gas delivery and related services	$28,555	$28,632	$(77)
Storage and transportation services	6,527	6,666	(139)
Other	(14,765)	(2,830)	(11,935)
Total realized margins	20,317	32,468	(12,151)
Unrealized margins	8,540	6,477	2,063
Gross profit	28,857	38,945	(10,088)
Operating expenses	17,669	18,433	(764)
Operating income	11,188	20,512	(9,324)
Miscellaneous income	671	552	119
Interest charges	1,187	466	721
Income before income taxes	10,672	20,598	(9,926)
Income tax expense	4,339	8,276	(3,937)
Net income	$6,333	$12,322	$(5,989)
Gross nonregulated delivered gas sales volumes — MMcf	204,147	230,371	(26,224)
Consolidated nonregulated delivered gas sales volumes — MMcf	180,935	196,331	(15,396)
Net physical position (Bcf)	36.4	17.0	19.4

The $10.1 million year-over-year decrease in gross profit reflects a $12.2 million decrease in realized margins, partially offset by a $2.1 million increase in unrealized margins. The following were the key drivers for the $12.2 million decrease in realized margins:

•
Margins from gas delivery and related services were flat year-over-year. Consolidated sales volumes decreased eight percent due to warmer weather. However, lower net transportation costs and other variable costs driven by fewer deliveries resulted in an increase in per-unit margins from 12 cents to 14 cents per Mcf, which offset the effect of reduced sales volumes.

•
Other realized margins decreased $11.9 million. The decrease primarily reflects higher losses, compared with the prior-year period, on the settlement of long financial positions as a result of falling natural gas prices.  Additionally, storage fees increased period-over-period due to increased park and loan activity.

Unrealized margins increased $2.1 million, primarily due to the period-over-period favorable movement of the physical mark on the fair value of natural gas inventory hedged positions.
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
We plan to continue to fund our growth through the use of operating cash flows, debt and equity securities while maintaining a balanced capital structure. To support our capital market activities, we filed a registration statement with the SEC on March 28, 2016 to issue, from time to time, up to $2.5 billion in common stock and/or debt securities, which replaced our registration statement that expired on March 28, 2016. On March 28, 2016, we entered into an at-the-market (ATM) equity distribution agreement under which we may issue and sell, shares of our common stock, up to an aggregate offering price of $200 million. The shares will be issued under our shelf registration statement. Proceeds from the ATM program will be used primarily to repay short-term debt outstanding under our $1.25 billion commercial paper program, to fund capital spending primarily to enhance the safety and reliability of our system and for general corporate purposes. No shares were issued under the ATM program during the second fiscal quarter of 2016.
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of March 31, 2016, September 30, 2015 and March 31, 2015:

	March 31, 2016		September 30, 2015		March 31, 2015
	(In thousands, except percentages)
Short-term debt	$626,929	9.8%	$457,927	7.5%	$224,986	3.9%
Long-term debt	2,455,559	38.2%	2,455,388	40.2%	2,455,217	42.2%
Shareholders’ equity	3,344,565	52.0%	3,194,797	52.3%	3,139,694	53.9%
Total	$6,427,053	100.0%	$6,108,112	100.0%	$5,819,897	100.0%
Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, prices for our products and services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.

Cash flows from operating, investing and financing activities for the six months ended March 31, 2016 and 2015 are presented below.

	Six Months Ended March 31
	2016	2015	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$455,776	$540,848	$(85,072)
Investing activities	(536,345)	(442,990)	(93,355)
Financing activities	99,834	(44,591)	144,425
Change in cash and cash equivalents	19,265	53,267	(34,002)
Cash and cash equivalents at beginning of period	28,653	42,258	(13,605)
Cash and cash equivalents at end of period	$47,918	$95,525	$(47,607)
Cash flows from operating activities
Period-over-period changes in our operating cash flows are primarily attributable to changes in net income and working capital changes, particularly within our regulated distribution segment resulting from changes in the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.
For the six months ended March 31, 2016, we generated cash flow of $455.8 million from operating activities compared with $540.8 million for the six months ended March 31, 2015. The $85.1 million decrease in operating cash flows primarily reflects the timing of deferred gas cost recoveries.
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
In recent years, a substantial portion of our cash resources has been used to fund our ongoing construction program, which enables us to enhance the safety and reliability of the systems used to provide regulated distribution services to our existing customer base, expand our natural gas distribution services into new markets, enhance the integrity of our pipelines and, more recently, expand our intrastate pipeline network. Over the last three fiscal years, approximately 80 percent of our capital spending has been committed to improving the safety and reliability of our system. We anticipate our annual capital spending will be in the range of $1 billion to $1.1 billion through fiscal 2020.

For the six months ended March 31, 2016, capital expenditures were $538.2 million, compared with $441.6 million in the prior-year period. The $96.6 million increase primarily reflects an increase in capital spending in our regulated pipeline segment, primarily related to the enhancement and fortification of two storage fields to ensure the reliability of gas service to our Mid-Tex Division combined with a planned increase in spending in our regulated distribution operations.
Cash flows from financing activities

For the six months ended March 31, 2016, our financing activities generated $99.8 million of cash compared with $44.6 million of cash used in the prior-year period. The $144.4 million increase of cash generated is primarily due to higher net short-term debt borrowings due to increased capital expenditures and period-over-period changes in working capital funding needs compared to the prior year.
The following table summarizes our share issuances for the six months ended March 31, 2016 and 2015.

	Six Months Ended March 31
	2016	2015
Shares issued:
Direct Stock Purchase Plan	78,652	79,803
1998 Long-Term Incentive Plan	458,929	488,729
Retirement Savings Plan and Trust	193,106	178,067
Total shares issued	730,687	746,599

The year-over-year decrease in the number of shares issued primarily reflects a decrease in shares issued under the 1998 Long-Term Incentive Plan. For the six months ended March 31, 2016, we did not cancel and retire any shares attributable to federal income tax withholdings on equity awards. For the six months ended March 31, 2015, we canceled and retired 148,464 such shares.

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
We finance our short-term borrowing requirements through a combination of a $1.25 billion commercial paper program, four committed revolving credit facilities and one uncommitted revolving credit facility with third-party lenders that provide approximately $1.3 billion of working capital funding. As of March 31, 2016, the amount available to us under our credit facilities, net of commercial paper and outstanding letters of credit, was $0.7 billion.
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

Our debt is rated by three rating agencies: Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings (Fitch). As of March 31, 2016, Moody's and Fitch maintained a stable outlook. S&P issued a revised outlook from stable to positive on October 29, 2015, citing the potential for an upgraded rating in the future if we maintain our current level of financial performance as capital spending levels remain elevated. Our current debt ratings are all considered investment grade and are as follows:

	S&P	Moody’s	Fitch
Senior unsecured long-term debt	A-	A2	A
Short-term debt	A-2	P-1	F-2
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
Debt Covenants
We were in compliance with all of our debt covenants as of March 31, 2016. Our debt covenants are described in greater detail in Note 5 to the unaudited condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 7 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2016.

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

The following table shows the components of the change in fair value of our regulated distribution segment’s financial instruments for the three and six months ended March 31, 2016 and 2015:

	Three Months Ended March 31		Six Months Ended March 31
	2016	2015	2016	2015
	(In thousands)
Fair value of contracts at beginning of period	$(109,263)	$(94,848)	$(119,361)	$14,284
Contracts realized/settled	(8,128)	(10,655)	(20,758)	(33,811)
Fair value of new contracts	240	216	57	(149)
Other changes in value	(70,713)	(32,423)	(47,802)	(118,034)
Fair value of contracts at end of period	(187,864)	(137,710)	(187,864)	(137,710)
Netting of cash collateral	2,660	—	2,660	—
Cash collateral and fair value of contracts at period end	$(185,204)	$(137,710)	$(185,204)	$(137,710)

The fair value of our regulated distribution segment’s financial instruments at March 31, 2016 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2016
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(147)	$(187,717)	$—	$—	$(187,864)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(147)	$(187,717)	$—	$—	$(187,864)

The following table shows the components of the change in fair value of our nonregulated segment’s financial instruments for the three and six months ended March 31, 2016 and 2015:

	Three Months Ended March 31		Six Months Ended March 31
	2016	2015	2016	2015
	(In thousands)
Fair value of contracts at beginning of period	$(21,019)	$(26,099)	$(34,620)	$(3,033)
Contracts realized/settled	1,849	4,346	20,747	11,511
Fair value of new contracts	—	—	—	—
Other changes in value	3,085	(14,387)	(2,212)	(44,618)
Fair value of contracts at end of period	(16,085)	(36,140)	(16,085)	(36,140)
Netting of cash collateral	22,922	52,723	22,922	52,723
Cash collateral and fair value of contracts at period end	$6,837	$16,583	$6,837	$16,583

The fair value of our nonregulated segment’s financial instruments at March 31, 2016 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2016
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(14,503)	$(2,047)	$465	$—	$(16,085)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(14,503)	$(2,047)	$465	$—	$(16,085)
Pension and Postretirement Benefits Obligations
For the six months ended March 31, 2016 and 2015, our total net periodic pension and other benefits costs were $23.0 million and $29.4 million. A substantial portion of those costs relating to our regulated distribution operations are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.
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
For the six months ended March 31, 2016 we contributed $9.0 million to our postretirement medical plans. We anticipate contributing between $15 million and $25 million to our postretirement plans during fiscal 2016.
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

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our regulated distribution, regulated pipeline and nonregulated segments for the three and six month periods ended March 31, 2016 and 2015.
Regulated Distribution Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2016	2015	2016	2015
METERS IN SERVICE, end of period
Residential	2,899,265	2,864,252	2,899,265	2,864,252
Commercial	267,213	262,235	267,213	262,235
Industrial	1,479	1,524	1,479	1,524
Public authority and other	8,410	8,430	8,410	8,430
Total meters	3,176,367	3,136,441	3,176,367	3,136,441

INVENTORY STORAGE BALANCE — Bcf	40.2	25.0	40.2	25.0
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	68,758	90,182	108,927	142,400
Commercial	35,854	43,921	59,272	72,636
Industrial	4,459	4,898	7,915	8,788
Public authority and other	2,861	3,454	4,535	5,553
Total gas sales volumes	111,932	142,455	180,649	229,377
Transportation volumes	43,986	44,441	79,110	83,276
Total throughput	155,918	186,896	259,759	312,653
OPERATING REVENUES (000’s)(1)
Gas sales revenues
Residential	$563,565	$744,013	$979,550	$1,285,738
Commercial	222,480	309,648	394,505	551,278
Industrial	17,568	26,694	31,853	49,605
Public authority and other	16,560	22,892	27,093	37,890
Total gas sales revenues	820,173	1,103,247	1,433,001	1,924,511
Transportation revenues	22,624	21,977	42,105	41,129
Other gas revenues	6,888	5,389	13,181	11,745
Total operating revenues	$849,685	$1,130,613	$1,488,287	$1,977,385
Average cost of gas per Mcf sold	$3.94	$5.08	$4.13	$5.44
See footnote following these tables.

Regulated Pipeline and Nonregulated Operations Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2016	2015	2016	2015
CUSTOMERS, end of period
Industrial	764	750	764	750
Municipal	133	130	133	130
Other	488	522	488	522
Total	1,385	1,402	1,385	1,402
NONREGULATED INVENTORY STORAGE
BALANCE — Bcf	35.1	18.5	35.1	18.5
REGULATED PIPELINE VOLUMES — MMcf(1)	185,542	220,646	363,744	402,008
NONREGULATED DELIVERED GAS SALES
VOLUMES — MMcf(1)	107,414	122,178	204,147	230,371
OPERATING REVENUES (000’s)(1)
Regulated pipeline	$95,703	$91,730	$190,380	$175,297
Nonregulated	287,395	438,322	559,919	900,610
Total operating revenues	$383,098	$530,052	$750,299	$1,075,907
Note to preceding tables:

(1)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.
RECENT ACCOUNTING DEVELOPMENTS
Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. During the six months ended March 31, 2016, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of the fiscal year ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the six months ended March 31, 2016, there were no material changes in the status of the litigation and other matters that were disclosed in Note 10 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ BRET J. ECKERT
Bret J. Eckert Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: May 4, 2016

EXHIBITS INDEX
Item 6

Exhibit Number	Description	Page Number or Incorporation by Reference to
10	Equity Distribution Agreement, dated as of March 28, 2016, among Atmos Energy Corporation, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC.	Exhibit 1.1 to Form 8-K dated March 28, 2016 (File No. 1-10042)
12	Computation of ratio of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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