Form 10-Q
period 2016-12-31
ATMOS ENERGY CORP
filed 2017-02-07
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of February 3, 2017.

Class	Shares Outstanding
No Par Value	105,175,480

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated other comprehensive income
Bcf	Billion cubic feet
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Ltd.
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	September 30, 2016
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$10,492,625	$10,142,506
Less accumulated depreciation and amortization	1,939,663	1,873,900
Net property, plant and equipment	8,552,962	8,268,606
Current assets
Cash and cash equivalents	44,624	47,534
Accounts receivable, net	458,813	215,880
Gas stored underground	163,763	179,070
Current assets of disposal group classified as held for sale	235,482	151,117
Other current assets	76,750	88,085
Total current assets	979,432	681,686
Goodwill	729,673	726,962
Noncurrent assets of disposal group classified as held for sale	—	28,616
Deferred charges and other assets	317,088	305,019
	$10,579,155	$10,010,889
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding: December 31, 2016 — 105,109,905 shares; September 30, 2016 — 103,930,560 shares	$526	$520
Additional paid-in capital	2,451,277	2,388,027
Accumulated other comprehensive loss	(92,654)	(188,022)
Retained earnings	1,339,826	1,262,534
Shareholders’ equity	3,698,975	3,463,059
Long-term debt	2,314,199	2,188,779
Total capitalization	6,013,174	5,651,838
Current liabilities
Accounts payable and accrued liabilities	268,647	196,485
Current liabilities of disposal group classified as held for sale	109,298	72,900
Other current liabilities	381,123	439,085
Short-term debt	940,747	829,811
Current maturities of long-term debt	250,000	250,000
Total current liabilities	1,949,815	1,788,281
Deferred income taxes	1,725,433	1,603,056
Regulatory cost of removal obligation	430,407	424,281
Pension and postretirement liabilities	301,715	297,743
Noncurrent liabilities of disposal group held for sale	—	316
Deferred credits and other liabilities	158,611	245,374
	$10,579,155	$10,010,889
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31
	2016	2015
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$754,656	$649,443
Pipeline and storage segment	109,952	98,416
Intersegment eliminations	(84,440)	(73,106)
	780,168	674,753
Purchased gas cost
Distribution segment	395,346	313,991
Pipeline and storage segment	355	(559)
Intersegment eliminations	(84,396)	(73,106)
	311,305	240,326
Gross profit	468,863	434,427
Operating expenses
Operation and maintenance	124,938	119,828
Depreciation and amortization	76,958	70,656
Taxes, other than income	57,049	51,214
Total operating expenses	258,945	241,698
Operating income	209,918	192,729
Miscellaneous expense, net	(994)	(879)
Interest charges	31,030	29,537
Income from continuing operations before income taxes	177,894	162,313
Income tax expense	63,856	60,767
Income from continuing operations	114,038	101,546
Income from discontinued operations, net of tax ($6,841 and $885)	10,994	1,315
Net Income	$125,032	$102,861
Basic and diluted net income per share
Income per share from continuing operations	$1.08	$0.99
Income per share from discontinued operations	0.11	0.01
Net income per share - basic and diluted	$1.19	$1.00
Cash dividends per share	$0.45	$0.42
Basic and diluted weighted average shares outstanding	105,284	102,713
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31
	2016	2015
	(Unaudited) (In thousands)
Net income	$125,032	$102,861
Other comprehensive income (loss), net of tax
Net unrealized holding losses on available-for-sale securities, net of tax of $476 and $442	(828)	(768)
Cash flow hedges:
Amortization and unrealized gain on interest rate agreements, net of tax of $52,429 and $2,749	91,214	4,783
Net unrealized gains on commodity cash flow hedges, net of tax of $3,183 and $1,505	4,982	2,353
Total other comprehensive income	95,368	6,368
Total comprehensive income	$220,400	$109,229

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31
	2016	2015
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$125,032	$102,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,143	71,239
Deferred income taxes	67,241	59,299
Discontinued cash flow hedging for natural gas marketing commodity contracts	(10,579)	—
Other	4,842	3,471
Net assets / liabilities from risk management activities	3,969	(7,495)
Net change in operating assets and liabilities	(150,685)	(159,234)
Net cash provided by operating activities	116,963	70,141
Cash Flows From Investing Activities
Capital expenditures	(297,962)	(290,412)
Acquisition	(85,714)	—
Available-for-sale securities activities, net	(10,263)	(2,263)
Other, net	1,802	2,382
Net cash used in investing activities	(392,137)	(290,293)
Cash Flows From Financing Activities
Net increase in short-term debt	110,936	305,309
Net proceeds from equity offering	49,400	—
Issuance of common stock through stock purchase and employee retirement plans	8,998	8,729
Proceeds from issuance of long-term debt	125,000	—
Interest rate agreements cash collateral	25,670	—
Cash dividends paid	(47,740)	(43,636)
Net cash provided by financing activities	272,264	270,402
Net increase (decrease) in cash and cash equivalents	(2,910)	50,250
Cash and cash equivalents at beginning of period	47,534	28,653
Cash and cash equivalents at end of period	$44,624	$78,903

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2016
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) is engaged primarily in the regulated natural gas distribution and pipeline business. Our regulated businesses are subject to federal and state regulation and/or regulation by local authorities in each of the states our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to approximately three million residential, commercial, public authority and industrial customers through our six natural gas distribution divisions, which at December 31, 2016, covered service areas located in eight states. In addition, we transport natural gas for others through our distribution system.
Our pipeline and storage business includes the transportation of natural gas to our North Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our North Texas distribution business.
Through December 31, 2016, Atmos Energy was also engaged in certain nonregulated businesses. As more fully described in Note 6, effective January 1, 2017, we sold all of the equity interests of Atmos Energy Marketing, LLC (AEM) to CenterPoint Energy Services, Inc., a subsidiary of CenterPoint Energy Inc. As a result of the sale, Atmos Energy has fully exited the nonregulated gas marketing business. Additionally, as further described in Note 3, we modified our reporting segments as a result of the sale.

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Because of seasonal and other factors, the results of operations for the three-month period ended December 31, 2016 are not indicative of our results of operations for the full 2017 fiscal year, which ends September 30, 2017.
Except for the completion of the sale of AEM on January 3, 2017, as discussed in Note 6, no events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the condensed consolidated financial statements.

Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
As discussed in Note 3, due to the realignment of our reportable segments, prior periods' segment information has been recast in accordance with applicable accounting guidance. Additionally, as discussed in Note 6, due to the sale of AEM, prior period amounts have been presented as discontinued operations. The segment realignment and the presentation of discontinued operations do not impact our reported net income, financial position and cash flows.
In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new revenue recognition standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States. Under the new standard, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current guidance. The new guidance will become effective for us October 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.
As of December 31, 2016, we substantially completed the evaluation of our sources of revenue and are currently assessing the effect that the new guidance will have on our financial position, results of operations and cash flows. The conclusion of our assessment is contingent, in part, upon the completion of deliberations currently in progress by our industry, notably in connection with efforts to produce an accounting guide intended to be developed by the American Institute of Certified Public Accountants (AICPA).

In association with this undertaking, the AICPA formed a number of industry task forces, including a Power & Utilities (P&U) Task Force. Industry representatives and organizations, the largest auditing firms, the AICPA’s Revenue Recognition Working Group and its Financial Reporting Executive Committee have undertaken, and continue to undertake, consideration of several items relevant to our industry as further discussed below. Where applicable or necessary, the FASB’s Transition Resource Group (TRG) is also participating.
Currently, the industry is working to address several items including 1) the evaluation of collectability from customers if a utility has regulatory mechanisms to help assure recovery of uncollected accounts from ratepayers; 2) the accounting for funds received from third parties to partially or fully reimburse the cost of construction of an asset and 3) the accounting for alternative revenue programs, such as performance-based ratemaking. Existing alternative revenue program guidance, though excluded by the FASB in updating specific guidance associated with revenue from contracts with customers, was relocated without substantial modification to accounting guidance for rate-regulated entities. It will require separate presentation of such revenues (subject to the above-noted deliberations) in the statement of income, effective at the same time as updated guidance associated with revenue from contracts with customers becomes effective.
Currently, a timeline for the resolution of these deliberations has not been established. Additionally, we are actively working with our peers in the rate-regulated natural gas industry to conclude on the accounting treatment for several other issues that are not expected to be addressed by the P&U Task Force. Given the uncertainty with respect to the conclusions that might arise from these deliberations, we are currently unable to determine the effect the new guidance will have on our financial position, results of operations, cash flows, business processes or the transition method we will utilize to adopt the new guidance.
In May 2015, the FASB issued guidance removing the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance was effective for us on October 1, 2016 to be applied retrospectively. We measure certain pension plan assets using the net asset value per share practical expedient which are disclosed on an annual basis in our Form 10-K. The adoption of the new standard will have no impact on our results of operations, consolidated balance sheets or cash flows.
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
In January 2017, the FASB issued new guidance that simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Under the new guidance, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The new standard will be effective for our fiscal 2021 goodwill impairment test; however, early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of the new standard will have no impact on our results of operations, consolidated balance sheets or cash flows.
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

Significant regulatory assets and liabilities as of December 31, 2016 and September 30, 2016 included the following:

	December 31, 2016	September 30, 2016
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs(1)	$128,947	$132,348
Infrastructure mechanisms(2)	49,098	42,719
Deferred gas costs	18,345	45,184
Recoverable loss on reacquired debt	13,122	13,761
Deferred pipeline record collection costs	8,125	7,336
APT annual adjustment mechanism	5,194	7,171
Rate case costs	1,460	1,539
Other	13,030	13,565
	$237,321	$263,623
Regulatory liabilities:
Regulatory cost of removal obligations	$479,667	$476,891
Deferred gas costs	17,416	20,180
Asset retirement obligations	13,404	13,404
Other	6,920	4,250
	$517,407	$514,725

(1)	Includes $12.1 million and $12.4 million of pension and postretirement expense deferred pursuant to regulatory authorization.

(2)
Infrastructure mechanisms in Texas and Louisiana allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.

3.    Segment Information

Through November 30, 2016, our consolidated operations were managed and reviewed through three segments:

•	The regulated distribution segment, which included our regulated natural gas distribution and related sales operations.

•	The regulated pipeline segment, which included the pipeline and storage operations of our Atmos Energy Pipeline-Texas division and,

•	The nonregulated segment, which included our nonregulated natural gas management, nonregulated natural gas transmission, storage and other services.

 As a result of the announced sale of Atmos Energy Marketing, we revised the information used by the chief operating decision maker to manage the Company, effective December 1, 2016. Accordingly, we will manage and review our consolidated operations through the following three reportable segments:

•
The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states and storage assets located in Kentucky and Tennessee, which are used to support our natural gas distribution operations in those states. These storage assets were formerly included in our nonregulated segment.

•
The pipeline and storage segment is comprised primarily of the pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana which were formerly included in our nonregulated segment.

•	The natural gas marketing segment is comprised of our discontinued natural gas marketing business.

Our determination of reportable segments considers how our chief operating decision maker allocates resources between our strategic operating units under which we manage sales of various products and services through our distribution, pipeline and storage and natural gas marketing businesses. Although our distribution segment operations are geographically dispersed, they are aggregated and reported as a single segment as each natural gas distribution division has similar economic characteristics. In addition, the pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana have similar economic characteristics and have been aggregated and reported as a single segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We evaluate performance based on net income or loss of the respective operating segments. We allocate interest and pension expense to the pipeline and storage segment; however, there is no debt or pension liability recorded on the pipeline and storage segment balance sheet. All material intercompany transactions have been eliminated; however, we have not eliminated intercompany profits when such amounts are probable of recovery under the affiliates’ rate regulation process.

Prior periods' segment information has been recast as required by applicable accounting guidance. The segment realignment does not impact our reported consolidated revenues or net income.
Income statements for the three months ended December 31, 2016 and 2015 by segment are presented in the following tables:

	Three Months Ended December 31, 2016
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$754,266	$25,902	$—	$—	$780,168
Intersegment revenues	390	84,050	—	(84,440)	—
	754,656	109,952	—	(84,440)	780,168
Purchased gas cost	395,346	355	—	(84,396)	311,305
Gross profit	359,310	109,597	—	(44)	468,863
Operating expenses
Operation and maintenance	92,714	32,268	—	(44)	124,938
Depreciation and amortization	61,157	15,801	—	—	76,958
Taxes, other than income	50,546	6,503	—	—	57,049
Total operating expenses	204,417	54,572	—	(44)	258,945
Operating income	154,893	55,025	—	—	209,918
Miscellaneous expense	(633)	(361)	—	—	(994)
Interest charges	21,118	9,912	—	—	31,030
Income from continuing operations before income taxes	133,142	44,752	—	—	177,894
Income tax expense	47,778	16,078	—	—	63,856
Income from continuing operations	85,364	28,674	—	—	114,038
Income from discontinued operations, net of tax	—	—	10,994	—	10,994
Net income	$85,364	$28,674	$10,994	$—	$125,032
Capital expenditures	$222,484	$75,478	$—	$—	$297,962

	Three Months Ended December 31, 2015
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$649,113	$25,640	$—	$—	$674,753
Intersegment revenues	330	72,776	—	(73,106)	—
	649,443	98,416	—	(73,106)	674,753
Purchased gas cost	313,991	(559)	—	(73,106)	240,326
Gross profit	335,452	98,975	—	—	434,427
Operating expenses
Operation and maintenance	92,189	27,639	—	—	119,828
Depreciation and amortization	57,614	13,042	—	—	70,656
Taxes, other than income	45,558	5,656	—	—	51,214
Total operating expenses	195,361	46,337	—	—	241,698
Operating income	140,091	52,638	—	—	192,729
Miscellaneous expense	(477)	(402)	—	—	(879)
Interest charges	20,390	9,147	—	—	29,537
Income from continuing operations before income taxes	119,224	43,089	—	—	162,313
Income tax expense	45,288	15,479	—	—	60,767
Income from continuing operations	73,936	27,610	—	—	101,546
Income from discontinued operations, net of tax	—	—	1,315	—	1,315
Net income	$73,936	$27,610	$1,315	$—	$102,861
Capital expenditures	$165,407	$124,981	$24	$—	$290,412

Balance sheet information at December 31, 2016 and September 30, 2016 by segment is presented in the following tables:

	December 31, 2016
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$6,362,710	$2,190,252	$—	$—	$8,552,962
Investment in subsidiaries	834,469	—	—	(834,469)	—
Current assets
Cash and cash equivalents	43,733	—	891	—	44,624
Assets from risk management activities	8,057	—	—	—	8,057
Current assets of disposal group classified as held for sale	—	—	253,950	(18,468)	235,482
Other current assets	666,474	46,009	(6,824)	(14,390)	691,269
Intercompany receivables	1,052,199	—	—	(1,052,199)	—
Total current assets	1,770,463	46,009	248,017	(1,085,057)	979,432
Goodwill	586,661	143,012	—	—	729,673
Noncurrent assets from risk management activities	1,282	—	—	—	1,282
Deferred charges and other assets	289,224	26,582	—	—	315,806
	$9,844,809	$2,405,855	$248,017	$(1,919,526)	$10,579,155
CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$3,698,975	$731,631	$102,838	$(834,469)	$3,698,975
Long-term debt	2,314,199	—	—	—	2,314,199
Total capitalization	6,013,174	731,631	102,838	(834,469)	6,013,174
Current liabilities
Current maturities of long-term debt	250,000	—	—	—	250,000
Short-term debt	940,747	—	—	—	940,747
Liabilities from risk management activities	25,060	—	—	—	25,060
Current liabilities of disposal group classified as held for sale	—	—	120,566	(11,268)	109,298
Other current liabilities	602,247	43,028	1,025	(21,590)	624,710
Intercompany payables	—	1,048,091	4,108	(1,052,199)	—
Total current liabilities	1,818,054	1,091,119	125,699	(1,085,057)	1,949,815
Deferred income taxes	1,156,716	560,401	8,316	—	1,725,433
Noncurrent liabilities from risk management activities	97,921	—	—	—	97,921
Regulatory cost of removal obligation	407,767	22,640	—	—	430,407
Pension and postretirement liabilities	301,715	—	—	—	301,715
Deferred credits and other liabilities	49,462	64	11,164	—	60,690
	$9,844,809	$2,405,855	$248,017	$(1,919,526)	$10,579,155

	September 30, 2016
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$6,208,465	$2,060,141	$—	$—	$8,268,606
Investment in subsidiaries	768,415	—	—	(768,415)	—
Current assets
Cash and cash equivalents	22,117	—	25,417	—	47,534
Assets from risk management activities	3,029	—	—	—	3,029
Current assets of disposal group classified as held for sale	—	—	162,508	(11,391)	151,117
Other current assets	486,934	39,078	5	(46,011)	480,006
Intercompany receivables	971,665	—	—	(971,665)	—
Total current assets	1,483,745	39,078	187,930	(1,029,067)	681,686
Goodwill	583,950	143,012	—	—	726,962
Noncurrent assets from risk management activities	1,822	—	—	—	1,822
Noncurrent assets of disposal group classified as held for sale	—	—	28,785	(169)	28,616
Deferred charges and other assets	275,418	27,779	—	—	303,197
	$9,321,815	$2,270,010	$216,715	$(1,797,651)	$10,010,889
CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$3,463,059	$701,818	$66,597	$(768,415)	$3,463,059
Long-term debt	2,188,779	—	—	—	2,188,779
Total capitalization	5,651,838	701,818	66,597	(768,415)	5,651,838
Current liabilities
Current maturities of long-term debt	250,000	—	—	—	250,000
Short-term debt	829,811	—	35,000	(35,000)	829,811
Liabilities from risk management activities	56,771	1,967	—	(1,967)	56,771
Current liabilities of the disposal group classified as held for sale	—	—	81,908	(9,008)	72,900
Other current liabilities	549,019	37,944	3,263	(11,427)	578,799
Intercompany payables	—	957,526	14,139	(971,665)	—
Total current liabilities	1,685,601	997,437	134,310	(1,029,067)	1,788,281
Deferred income taxes	1,055,348	543,390	4,318	—	1,603,056
Noncurrent liabilities from risk management activities	184,048	169	—	(169)	184,048
Regulatory cost of removal obligation	397,162	27,119	—	—	424,281
Pension and postretirement liabilities	297,743	—	—	—	297,743
Noncurrent liabilities of disposal group classified as held for sale	—	—	316	—	316
Deferred credits and other liabilities	50,075	77	11,174	—	61,326
	$9,321,815	$2,270,010	$216,715	$(1,797,651)	$10,010,889

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic and diluted earnings per share for the three months ended December 31, 2016 and 2015 are calculated as follows:

	Three Months Ended December 31, 2015
	2016	2015
	(In thousands, except per share amounts)
Basic and Diluted Earnings Per Share from continuing operations
Income from continuing operations	$114,038	$101,546
Less: Income from continuing operations allocated to participating securities	153	170
Income from continuing operations available to common shareholders	$113,885	$101,376
Basic and diluted weighted average shares outstanding	105,284	102,713
Income from continuing operations per share — Basic and Diluted	$1.08	$0.99

Basic and Diluted Earnings Per Share from discontinued operations
Income from discontinued operations	$10,994	$1,315
Less: Income from discontinued operations allocated to participating securities	14	1
Income from discontinued operations available to common shareholders	$10,980	$1,314
Basic and diluted weighted average shares outstanding	105,284	102,713
Income from discontinued operations per share — Basic and Diluted	$0.11	$0.01
Net income per share — Basic and Diluted	$1.19	$1.00

5.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 5 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Except as noted below, there were no material changes in the terms of our debt instruments during the three months ended December 31, 2016.
Long-term debt at December 31, 2016 and September 30, 2016 consisted of the following:

	December 31, 2016	September 30, 2016
	(In thousands)
Unsecured 6.35% Senior Notes, due June 2017	$250,000	$250,000
Unsecured 8.50% Senior Notes, due 2019	450,000	450,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	500,000	500,000
Medium-term note Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Floating-rate term loan, due 2019	125,000	—
Total long-term debt	2,585,000	2,460,000
Less:
Original issue discount on unsecured senior notes and debentures	4,184	4,270
Debt issuance cost	16,617	16,951
Current maturities	250,000	250,000
	$2,314,199	$2,188,779

On September 22, 2016, we entered into a three year, $200 million multi-draw floating-rate term loan agreement with a syndicate of three lenders. Borrowings under the term loan may be made in increments of $1.0 million or higher, may be repaid at any time during the loan period and will bear interest at a rate dependent upon our credit ratings at the time of such borrowing and based, at our election, on a base rate or LIBOR for the applicable interest period. The term loan will be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes. At December 31, 2016, there was $125.0 million outstanding under the term loan.
We utilize short-term debt to fund ongoing working capital needs, such as our seasonal requirements for gas supply, general corporate liquidity and capital expenditures. Our short-term borrowing requirements are affected primarily by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply our customers’ needs could significantly affect our borrowing requirements. Our short-term borrowings typically reach their highest levels in the winter months.
We currently finance our short-term borrowing requirements through a combination of a $1.5 billion commercial paper program, four committed revolving credit facilities and one uncommitted revolving credit facility with third-party lenders that provide approximately $1.6 billion of total working capital funding. The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility that expires September 25, 2021. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from zero percent to 1.25 percent, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. This facility was amended in October 2016 to increase the total availability from $1.25 billion. At December 31, 2016 and September 30, 2016 a total of $940.7 million and $829.8 million was outstanding under our commercial paper program.

Additionally, we have a $25 million unsecured facility and a $10 million unsecured revolving credit facility, which is used primarily to issue letters of credit. At December 31, 2016, there were no borrowings outstanding under either of these facilities; however, outstanding letters of credit reduced the total amount available to us under our $10 million revolving facility to $4.1 million.
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At December 31, 2016, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 50 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. We were in compliance with all of our debt covenants as of December 31, 2016. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.
As of December 31, 2016, AEM had one uncommitted $25 million 364-day bilateral credit facility that was scheduled to expire on July 31, 2017 and one committed $15 million 364-day bilateral credit facility that was scheduled to expire on September 30, 2017. In connection with the sale of AEM discussed in Note 6, both facilities were terminated on January 3, 2017. There were no amounts outstanding under these facilities as of December 31, 2016.
6. Divestitures and Acquisitions
Divestiture of Atmos Energy Marketing (AEM)
On October 29, 2016, we entered into a Membership Interest Purchase Agreement (the Agreement) with CenterPoint Energy Services, Inc., a subsidiary of CenterPoint Energy, Inc. (CES) to sell all of the equity interests of AEM. The transaction closed on January 3, 2017, with an effective date of January 1, 2017. CES paid a cash purchase price of $38.3 million plus estimated working capital of $103.2 million for total cash consideration of $141.5 million. Of this amount, $7.0 million was placed into escrow and will be paid to the Company within 24 months, net of any indemnification claims agreed upon between the two companies. We expect to recognize a net gain of $0.03 per diluted share on the sale and complete the working capital true–up during the second quarter of fiscal 2017.
The operating results of our natural gas marketing reportable segment have been reported on the condensed consolidated statements of income as income from discontinued operations, net of income tax.  Accordingly, expenses related to allocable general corporate overhead and interest expense are not included in these results.  The decision to report this segment as a discontinued operation was predicated, in part, on the following qualitative and quantitative factors:  1) the disposal results in the company becoming a fully regulated entity; 2) the fact that an entire reportable segment will be disposed and 3) the fact the disposed segment represented in excess of 30 percent of consolidated revenues over the last five fiscal years.
The tables below set forth selected financial and operational information related to assets, liabilities and operating results related to discontinued operations. Additionally, assets and liabilities related to our natural gas marketing operations are classified as “held for sale” in other current assets and liabilities in our condensed consolidated balance sheets at December 31, 2016 and in other current assets, deferred charges and other assets, other current liabilities and deferred credits and other liabilities in our consolidated balance sheets at September 30, 2016. Prior period revenues and expenses associated with these assets have been reclassified into discontinued operations. This reclassification had no impact on previously reported consolidated net income.

The following table presents statement of income data related to discontinued operations.

	Three Months Ended December 31
	2016	2015
	(In thousands)

Operating revenues	$303,474	$259,258
Purchased gas cost	277,554	249,789
Gross profit	25,920	9,469
Operating expenses	7,874	5,993
Operating income	18,046	3,476
Other nonoperating expense	(211)	(1,276)
Income from discontinued operations before income taxes	17,835	2,200
Income tax expense	6,841	885
Net income from discontinued operations	$10,994	$1,315
The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of our natural gas marketing's operations to total assets and liabilities classified as held for sale.

	December 31, 2016	September 30, 2016
	(In thousands)
Assets:
Net property, plant and equipment	$11,599	$11,905
Accounts receivable	139,741	93,551
Gas stored underground	77,559	54,246
Other current assets	9,447	14,711
Goodwill(2)	13,734	16,445
Deferred charges and other assets	1,870	435
Total assets of the disposal group classified as held for sale in the statement of financial position (1)	253,950	191,293
Cash	891	25,417
Other assets	(6,824)	5
Total assets of disposal group in the statement of financial position	$248,017	$216,715

Liabilities:
Accounts payable and accrued liabilities	$113,368	$72,268
Other current liabilities	6,876	9,640
Deferred credits and other	322	316
Total liabilities of the disposal group classified as held for sale in the statement of financial position (1)	120,566	82,224
Intercompany note payable	—	35,000
Tax liabilities	19,469	15,471
Intercompany payables	4,108	14,139
Other liabilities	1,036	3,179
Total liabilities of disposal group in the statement of financial position	$145,179	$150,013

(1)	Amounts in the comparative period are classified as current and long term in the statement of financial position.

(2)
The period-over-period change in natural gas marketing goodwill is the result of the reallocation of goodwill between the retained portion and held-for-sale portion of the former Atmos Energy Marketing reporting unit, based on relative fair value.

The following table presents statement of cash flow data related to discontinued operations.

	Three Months Ended December 31
	2016	2015
	(In thousands)
Depreciation and amortization	$185	$583
Capital expenditures	$—	$24
Noncash gain in commodity contract cash flow hedges	$18,744	$3,858

Acquisition of EnLink Pipeline
On December 20, 2016, we executed a purchase and sale agreement to acquire the general partnership and limited partnership interests in EnLink North Texas Pipeline, LP (EnLink Pipeline) from EnLink Energy GP, LLC and EnLink Midstream Operating, LP for an all–cash price of $85 million, plus estimated working capital. After considering estimated working capital, the total proceeds paid were $85.7 million. The final purchase is subject to adjustment after the estimated working capital is finalized during the second quarter of fiscal 2017.

EnLink Pipeline's primary asset is a 140–mile natural gas pipeline located on the north side of the Dallas–Fort Worth Metroplex. As of December 31, 2016, the $85 million purchase price was preliminarily allocated, based on fair value using observable market inputs, to the net book value of the acquired pipeline. The final purchase price allocation is subject to adjustment pending the completion of analysis of the fair value of certain contracts included in the acquisition. We expect to complete this evaluation during the second quarter of fiscal 2017.

7.    Shareholders' Equity

Shelf Registration and At-the-Market Equity Sales Program
On March 28, 2016, we filed a registration statement with the Securities and Exchange Commission (SEC) that originally permitted us to issue, from time to time, up to $2.5 billion in common stock and/or debt securities. We also filed a prospectus supplement under the registration statement relating to an at-the-market (ATM) equity distribution program under which we may issue and sell, shares of our common stock, up to an aggregate offering price of $200 million. During the first fiscal quarter of 2017, we sold 690,812 shares of common stock under our existing ATM program for $50.0 million and received net proceeds of $49.4 million. At December 31, 2016, approximately $2.4 billion of securities remain available for issuance under the shelf registration statement and approximately $50 million of equity remained available for issuance under the ATM program.

Accumulated Other Comprehensive Income (Loss)
We record deferred gains (losses) in AOCI related to available-for-sale securities, interest rate cash flow hedges and commodity contract cash flow hedges. Deferred gains (losses) for our available-for-sale securities and commodity contract cash flow hedges are recognized in earnings upon settlement, while deferred gains (losses) related to our interest rate agreement cash flow hedges are recognized in earnings as they are amortized. The following tables provide the components of our accumulated other comprehensive income (loss) balances, net of the related tax effects allocated to each component of other comprehensive income (loss).

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Commodity Contracts Cash Flow Hedges	Total
	(In thousands)
September 30, 2016	$4,484	$(187,524)	$(4,982)	$(188,022)
Other comprehensive income (loss) before reclassifications	(828)	91,127	9,847	100,146
Amounts reclassified from accumulated other comprehensive income	—	87	(4,865)	(4,778)
Net current-period other comprehensive income (loss)	(828)	91,214	4,982	95,368
December 31, 2016	$3,656	$(96,310)	$—	$(92,654)

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Commodity Contracts Cash Flow Hedges	Total
	(In thousands)
September 30, 2015	$4,949	$(88,842)	$(25,437)	$(109,330)
Other comprehensive income (loss) before reclassifications	(768)	4,696	(11,656)	(7,728)
Amounts reclassified from accumulated other comprehensive income	—	87	14,009	14,096
Net current-period other comprehensive income (loss)	(768)	4,783	2,353	6,368
December 31, 2015	$4,181	$(84,059)	$(23,084)	$(102,962)

The following tables detail reclassifications out of AOCI for the three months ended December 31, 2016 and 2015. Amounts in parentheses below indicate decreases to net income in the statement of income.

	Three Months Ended December 31, 2016
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Cash flow hedges
Interest rate agreements	$(137)	Interest charges
Commodity contracts	7,976	Purchased gas cost(1)
	7,839	Total before tax
	(3,061)	Tax expense
Total reclassifications	$4,778	Net of tax

	Three Months Ended December 31, 2015
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Cash flow hedges
Interest rate agreements	$(137)	Interest charges
Commodity contracts	(22,965)	Purchased gas cost(1)
	(23,102)	Total before tax
	9,006	Tax benefit
Total reclassifications	$(14,096)	Net of tax
(1)Amounts are presented as part of income from discontinued operations on the condensed consolidated statements of income.

8.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three months ended December 31, 2016 and 2015 are presented in the following table. Most of these costs are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our gas distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended December 31
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
	(In thousands)
Components of net periodic pension cost:
Service cost	$5,216	$4,698	$3,109	$2,706
Interest cost	6,297	7,095	2,670	3,106
Expected return on assets	(6,994)	(6,881)	(1,796)	(1,566)
Amortization of transition obligation	—	—	—	21
Amortization of prior service credit	(58)	(57)	(411)	(411)
Amortization of actuarial (gain) loss	4,249	3,320	(707)	(542)
Net periodic pension cost	$8,710	$8,175	$2,865	$3,314

The assumptions used to develop our net periodic pension cost for the three months ended December 31, 2016 and 2015 are as follows:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Discount rate	3.73%	4.55%	3.73%	4.55%
Rate of compensation increase	3.50%	3.50%	N/A	N/A
Expected return on plan assets	7.00%	7.00%	4.45%	4.45%
The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plan as of January 1, 2016. Based on that determination, we were not required to make a minimum contribution to our defined benefit plan during the first quarter of fiscal 2017.
We contributed $3.0 million to our other post-retirement benefit plans during the three months ended December 31, 2016. We expect to contribute a total of between $10 million and $20 million to these plans during fiscal 2017.

9.    Commitments and Contingencies
Litigation and Environmental Matters
With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 11 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, there were no material changes in the status of such litigation and environmental-related matters or claims during the three months ended December 31, 2016.
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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at prices indexed to natural gas distribution hubs. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. There were no material changes to the purchase commitments for the three months ended December 31, 2016.
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
As of December 31, 2016, formula rate mechanisms were in progress in our Louisiana, Tennessee, Mississippi and West Texas service areas, infrastructure mechanisms were in progress in our Mississippi, Colorado and Kansas service areas and an ad valorem tax rider filing was in progress in our Kansas service area. These regulatory proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments.
10.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 13 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. During the three months ended December 31, 2016 there were no changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.

Regulated Commodity Risk Management Activities
Our purchased gas cost adjustment mechanisms essentially insulate our distribution segment from commodity price risk; however, our customers are exposed to the effects of volatile natural gas prices. We manage this exposure through a combination of physical storage, fixed-price forward contracts and financial instruments, primarily over-the-counter swap and option contracts, in an effort to minimize the impact of natural gas price volatility on our customers during the winter heating season.
We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2016-2017 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we anticipate hedging approximately 27 percent, or 16.2 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.

Natural Gas Marketing Commodity Risk Management Activities
Our natural gas marketing segment was exposed to risks associated with changes in the market price of natural gas through the purchase, sale and delivery of natural gas to its customers at competitive prices. Through December 31, 2016, we managed our exposure to such risks through a combination of physical storage and financial instruments, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. These financial instruments have maturity dates ranging from one to 60 months. Effective January 1, 2017, as a result of the sale of AEM, these activities will be discontinued.
Due to the anticipated sale of AEM, we determined that the cash flows associated with our natural gas marketing commodity cash flow hedges were no longer probable of occurring; therefore, we discontinued hedge accounting as of December 31, 2016. As a result, we reclassified the gain in accumulated other comprehensive income associated with the commodity contracts into earnings as a reduction of purchased gas costs and recognized a pre-tax gain of $10.6 million for the three months ended December 31, 2016, which is included in discontinued operations on the condensed consolidated statement of income.

Interest Rate Risk Management Activities
We periodically manage interest rate risk by entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.
As of December 31, 2016, we had forward starting interest rate swaps to effectively fix the Treasury yield component associated with the anticipated issuance of $250 million and $450 million unsecured senior notes in fiscal 2017 and fiscal 2019, at 3.37% and 3.78%, which we designated as cash flow hedges at the time the swaps were executed. As of December 31, 2016, we had $18.2 million of net realized losses in accumulated other comprehensive income (AOCI) associated with the settlement of financial instruments used to fix the Treasury yield component of the interest cost of financing various issuances of long-term debt and senior notes, which will be recognized as a component of interest expense over the life of the associated notes from the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2045.

Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and income statements.
As of December 31, 2016, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of December 31, 2016, we had net long/(short) commodity contracts outstanding in the following quantities:

Contract Type	Hedge Designation	Quantity (MMcf)

Commodity contracts	Fair Value	(22,403)
	Not designated	109,012
		86,609

Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of December 31, 2016 and September 30, 2016. The gross amounts of recognized assets and liabilities are netted within our unaudited Condensed Consolidated Balance Sheets to the extent that we have netting arrangements with the counterparties.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
December 31, 2016
Designated As Hedges:
Commodity contracts	Other current liabilities	$—	$(19,740)
Interest rate contracts	Other current liabilities	—	(25,060)
Interest rate contracts	Deferred credits and other liabilities	—	(97,921)
Total		—	(142,721)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	89,309	(71,433)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	19,714	(16,591)
Total		109,023	(88,024)
Gross Financial Instruments		109,023	(230,745)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		(97,841)	97,841
Net Financial Instruments		11,182	(132,904)
Cash collateral		3,788	9,909
Net Assets/Liabilities from Risk Management Activities		$14,970	$(122,995)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2016
Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$6,612	$(21,903)
Interest rate contracts	Other current assets / Other current liabilities	—	(68,481)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	2,178	(3,779)
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	—	(198,008)
Total		8,790	(292,171)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	21,186	(18,812)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	14,165	(12,701)
Total		35,351	(31,513)
Gross Financial Instruments		44,141	(323,684)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		(39,290)	39,290
Net Financial Instruments		4,851	(284,394)
Cash collateral		6,775	43,575
Net Assets/Liabilities from Risk Management Activities		$11,626	$(240,819)

Impact of Financial Instruments on the Income Statement
Hedge ineffectiveness for our natural gas marketing segment is recorded as a component of purchased gas cost, which is included in discontinued operations on the condensed consolidated statements of income, and primarily results from differences in the location and timing of the derivative instrument and the hedged item. Hedge ineffectiveness could materially affect our results of operations for the reported period. For the three months ended December 31, 2016 and 2015, we recognized gains arising from fair value and cash flow hedge ineffectiveness of $3.4 million and $7.9 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.

Fair Value Hedges
The impact of our natural gas marketing segment commodity contracts designated as fair value hedges and the related hedged item on our condensed consolidated income statement for the three months ended December 31, 2016 and 2015 is presented below.

	Three Months Ended December 31
	2016	2015
	(In thousands)
Commodity contracts	$(9,567)	$5,744
Fair value adjustment for natural gas inventory designated as the hedged item	12,858	2,161
Total decrease in purchased gas cost	$3,291	$7,905
The decrease in purchased gas cost is comprised of the following:
Basis ineffectiveness	$(597)	$1,289
Timing ineffectiveness	3,888	6,616
	$3,291	$7,905

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

Cash Flow Hedges
The impact of our interest rate and natural gas marketing segment cash flow hedges on our condensed consolidated income statements for the three months ended December 31, 2016 and 2015 is presented below.

	Three Months Ended December 31
	2016	2015
	(In thousands)
Loss reclassified from AOCI for effective portion of commodity contracts	$(2,612)	$(22,965)
Gain (loss) arising from ineffective portion of commodity contracts	111	(43)
Gain on discontinuance of cash flow hedging of natural gas marketing commodity contracts reclassified from AOCI	10,579	—
Total impact on purchased gas cost	8,078	(23,008)
Net loss on settled interest rate agreements reclassified from AOCI into interest expense	(137)	(137)
Total Impact from Cash Flow Hedges	$7,941	$(23,145)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three months ended December 31, 2016 and 2015. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the income statement as incurred.

	Three Months Ended December 31
	2016	2015
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$91,127	$4,696
Forward commodity contracts	9,847	(11,656)
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	87	87
Forward commodity contracts	(4,865)	14,009
Total other comprehensive income from hedging, net of tax(1)	$96,196	$7,136

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments, while deferred gains (losses) associated with natural gas marketing segment commodity contracts are recognized in earnings upon settlement. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of December 31, 2016. However, the table below does not include the expected recognition in earnings of our outstanding interest rate agreements as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$(523)
Thereafter	(17,694)
Total(1)	$(18,217)

(1)	Utilizing an income tax rate of 37 percent.

Financial Instruments Not Designated as Hedges
The impact of natural gas marketing segment financial instruments that have not been designated as hedges on our condensed consolidated income statements for the three months ended December 31, 2016 and 2015 was a decrease (increase) in purchased gas cost of $6.8 million and $(2.2) million, which is included in discontinued operations on the condensed consolidated statements of income.
As discussed above, financial instruments used in our distribution segment are not designated as hedges. However, there is no earnings impact on our distribution segment as a result of the use of these financial instruments because the gains and losses arising from the use of these financial instruments are recognized in the consolidated statement of income as a component of purchased gas cost when the related costs are recovered through our rates and recognized in revenue. Accordingly, the impact of these financial instruments is excluded from this presentation.
11.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. During the three months ended December 31, 2016, there were no changes in these methods.
Fair value measurements also apply to the valuation of our pension and postretirement plan assets. Current accounting guidance requires employers to annually disclose information about fair value measurements of the assets of a defined benefit pension or other postretirement plan. The fair value of these assets is presented in Note 7 to the financial statements in our Annual Report on Form 10-K for the fiscal year ending September 30, 2016.
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 and September 30, 2016. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(2)	December 31, 2016
	(In thousands)
Assets:
Financial instruments	$—	$109,023	$—	$(94,053)	$14,970
Hedged portion of gas stored underground	76,735	—	—	—	76,735
Available-for-sale securities
Registered investment companies	38,836	—	—	—	38,836
Bond mutual funds	10,378	—	—	—	10,378
Bonds	—	31,303	—	—	31,303
Money market funds	—	1,613	—	—	1,613
Total available-for-sale securities	49,214	32,916	—	—	82,130
Total assets	$125,949	$141,939	$—	$(94,053)	$173,835
Liabilities:
Financial instruments	$—	$230,745	$—	$(107,750)	$122,995

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(3)	September 30, 2016
	(In thousands)
Assets:
Financial instruments	$—	$44,141	$—	$(32,515)	$11,626
Hedged portion of gas stored underground	52,578	—	—	—	52,578
Available-for-sale securities
Registered investment companies	38,677	—	—	—	38,677
Bonds	—	31,394	—	—	31,394
Money market funds	—	2,630	—	—	2,630
Total available-for-sale securities	38,677	34,024	—	—	72,701
Total assets	$91,255	$78,165	$—	$(32,515)	$136,905
Liabilities:
Financial instruments	$—	$323,684	$—	$(82,865)	$240,819

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

(2)
This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. As of December 31, 2016, we had $13.7 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $9.9 million was used to offset current and noncurrent risk management liabilities under master netting arrangements with the remaining $3.8 million classified as current risk management assets.

(3)
This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. As of September 30, 2016, we had $50.4 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $43.6 million was used to offset current and noncurrent risk management liabilities under master netting arrangements with the remaining $6.8 million is classified as current risk management assets.

Available-for-sale securities are comprised of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
As of December 31, 2016
Domestic equity mutual funds	$27,792	$5,853	$(903)	$32,742
Foreign equity mutual funds	5,102	992	—	6,094
Bond mutual funds	10,428	—	(50)	10,378
Bonds	31,380	19	(96)	31,303
Money market funds	1,613	—	—	1,613
	$76,315	$6,864	$(1,049)	$82,130
As of September 30, 2016
Domestic equity mutual funds	$26,692	$6,419	$(590)	$32,521
Foreign equity mutual funds	4,954	1,202	—	6,156
Bonds	31,296	108	(10)	31,394
Money market funds	2,630	—	—	2,630
	$65,572	$7,729	$(600)	$72,701
At December 31, 2016 and September 30, 2016, our available-for-sale securities included $40.4 million and $41.3 million related to assets held in separate rabbi trusts for our supplemental executive benefit plans. At December 31, 2016, we maintained investments in bonds that have contractual maturity dates ranging from January 2017 through September 2020.
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
Other Fair Value Measures
Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our debt as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
	(In thousands)
Carrying Amount	$2,585,000	$2,460,000
Fair Value	$2,788,228	$2,844,990
12.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 16 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. During the three months ended December 31, 2016, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Atmos Energy Corporation
We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation and subsidiaries as of December 31, 2016 and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Atmos Energy Corporation and subsidiaries as of September 30, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated November 14, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.
/s/    ERNST & YOUNG LLP
Dallas, Texas
February 7, 2017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2016.
Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995
The statements contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: our ability to continue to access the credit and capital markets to satisfy our liquidity requirements; regulatory trends and decisions, including the impact of rate proceedings before various state regulatory commissions; the impact of adverse economic conditions on our customers; the effects of inflation and changes in the availability and price of natural gas; market risks beyond our control affecting our risk management activities, including commodity price volatility, counterparty creditworthiness or performance and interest rate risk; the concentration of our distribution, pipeline and storage operations in Texas; increased competition from energy suppliers and alternative forms of energy; adverse weather conditions; the capital-intensive nature of our natural gas distribution business; increased costs of providing health care benefits along with pension and postretirement health care benefits and increased funding requirements; the inability to continue to hire, train and retain appropriate personnel; possible increased federal, state and local regulation of the safety of our operations; increased federal regulatory oversight and potential penalties; the impact of environmental regulations on our business; the impact of climate changes or related additional legislation or regulation in the future; the inherent hazards and risks involved in operating our distribution and pipeline and storage businesses; the threat of cyber-attacks or acts of cyber-terrorism that could disrupt our business operations and information technology systems; natural disasters, terrorist activities or other events and other risks and uncertainties discussed herein, all of which are difficult to predict and many of which are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.
OVERVIEW
Atmos Energy and our subsidiaries are engaged primarily in the regulated natural gas distribution and transmission and storage businesses, as well as our natural gas marketing business through December 31, 2016. We distribute natural gas through sales and transportation arrangements to approximately three million residential, commercial, public authority and industrial customers throughout our six natural gas distribution divisions, which at December 31, 2016 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.
Through our natural gas marketing businesses, we have provided natural gas management and marketing services to municipalities, other local gas distribution companies and industrial customers primarily in the Midwest and Southeast.

As discussed in Note 3, beginning with the quarter ended December 31, 2016, we will manage and review our consolidated operations through the following three reportable segments:

•
The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states, and storage assets located in Kentucky and Tennessee, which are used to support our natural gas distribution operations in those states. These storage assets were formerly included in our nonregulated segment.

•
The pipeline and storage segment, is comprised primarily of the pipeline and storage operations of our Atmos Energy Pipeline-Texas division and our natural gas transmission operations in Louisiana which were formerly included in our nonregulated segment..

•	The natural gas marketing segment, is comprised of our discontinued natural gas marketing business.

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
Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and include the following:

•	Regulation

•	Unbilled revenue

•	Pension and other postretirement plans

•	Contingencies

•	Financial instruments and hedging activities

•	Fair value measurements

•	Impairment assessments

Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the three months ended December 31, 2016.
RESULTS OF OPERATIONS

Executive Summary
Atmos Energy strives to operate its businesses safely and reliably while delivering superior shareholder value. In recent years, we have implemented rate designs that reduce or eliminate regulatory lag and separate the recovery of our approved rate from customer usage patterns. Additionally, we have significantly increased investments in the safety and reliability of our natural gas distribution and transmission infrastructure. This increased level of investment and timely recovery of these investments through our regulatory mechanisms has resulted in increased earnings and operating cash flows in recent years.
The pursuit of our strategy was the primary driver for our decision to sell our nonregulated natural gas marketing business and fully exit that business. The sale was announced in October 2016 and closed in January 2017 with the receipt of $134.5 million in cash proceeds, including estimated working capital. We expect to record a net gain of $0.03 per diluted share on the sale in the second quarter of fiscal 2017. The proceeds received from the transaction will be used to fund infrastructure in our remaining businesses. As a result of the sale, the results of operations for the divested business have been presented as discontinued operations.

	Three Months Ended December 31
	2016	2015	Change
	(In thousands, except per share data)
Distribution operations	$85,364	$73,936	$11,428
Pipeline and storage operations	28,674	27,610	1,064
Net income from continuing operations	114,038	101,546	12,492
Net income from discontinued operations	10,994	1,315	9,679
Net income	$125,032	$102,861	$22,171

Diluted EPS from continued operations	$1.08	$0.99	$0.09
Diluted EPS from discontinued operations	0.11	0.01	0.10
Consolidated diluted EPS	$1.19	$1.00	$0.19

Net income from continuing operations increased 12.3 percent, quarter-over-quarter primarily due to positive rate outcomes and customer growth in our distribution business. During the first quarter of fiscal 2017, our distribution segment had completed three regulatory proceedings, resulting in an increase in annual operating income of $4.6 million and had nine ratemaking efforts in progress at December 31, 2016 seeking $28.9 million of additional annual operating income. Additionally, on January 6, 2017, our Atmos Pipeline - Texas Division filed its statement of intent seeking $55.2 million in additional operating income. Our discontinued natural gas marketing results improved quarter-over-quarter primarily due to a pre-tax gain of $10.6 million recognized in the current quarter related to the discontinuance of cash flow hedging for our natural gas marketing commodity contracts.
Capital expenditures for the first three months of fiscal 2017 were $298.0 million. Approximately 78 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less. We expect our capital expenditures to range between $1.1 billion and $1.25 billion for fiscal 2017. We funded our capital expenditure program primarily through operating cash flows of $117.0 million, $125 million in borrowings under our three-year $200 million multi-draw term loan, $49.4 million in proceeds from the issuance of common stock under our at-the-market equity distribution program and net short-term debt borrowings.
As a result of our sustained financial performance, cash flows and capital structure, our Board of Directors increased the quarterly dividend by 7.1 percent for fiscal 2017.
Distribution Segment
The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states, and storage assets located in Kentucky and Tennessee, which are used to support our regulated natural gas distribution operations in those states. These storage assets were previously included in our former nonregulated segment. The primary factors that impact the results of this segment are our ability to earn our authorized rates of return, the cost of natural gas, competitive factors in the energy industry and economic conditions in our service areas.
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
Seasonal weather patterns can also affect our distribution operations. However, the effect of weather that is above or below normal is substantially offset through weather normalization adjustments, known as WNA, which has been approved by state regulatory commissions for approximately 97 percent of our residential and commercial meters in the following states for the following time periods:

Kansas, West Texas	October — May
Tennessee	October — April
Kentucky, Mississippi, Mid-Tex	November — April
Louisiana	December — March
Virginia	January — December
Our distribution operations are also affected by the cost of natural gas. The cost of gas is passed through to our customers without markup. Therefore, increases in the cost of gas are offset by a corresponding increase in revenues. Accordingly, we believe gross profit is a better indicator of our financial performance than revenues. However, gross profit in our Texas and Mississippi service areas includes franchise fees and gross receipts taxes, which are calculated as a percentage of revenue (inclusive of gas costs). Therefore, the amount of these taxes included in revenues is influenced by the cost of gas and the level of gas sales volumes. We record the associated tax expense as a component of taxes, other than income. Although changes in these revenue-related taxes arising from changes in gas costs affect gross profit, over time the impact is offset within operating income.
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

Three Months Ended December 31, 2016 compared with Three Months Ended December 31, 2015
Financial and operational highlights for our distribution segment for the three months ended December 31, 2016 and 2015 are presented below.

	Three Months Ended December 31
	2016	2015	Change
	(In thousands, unless otherwise noted)
Gross profit	$359,310	$335,452	$23,858
Operating expenses	204,417	195,361	9,056
Operating income	154,893	140,091	14,802
Miscellaneous expense	(633)	(477)	(156)
Interest charges	21,118	20,390	728
Income before income taxes	133,142	119,224	13,918
Income tax expense	47,778	45,288	2,490
Net income	$85,364	$73,936	$11,428
Consolidated distribution sales volumes — MMcf	74,430	72,254	2,176
Consolidated distribution transportation volumes — MMcf	36,175	32,211	3,964
Total consolidated distribution throughput — MMcf	110,605	104,465	6,140
Consolidated distribution average cost of gas per Mcf sold	$5.31	$4.35	$0.96
Income for our distribution segment increased 15 percent, primarily due to a $23.9 million increase in gross profit, partially offset with a $9.1 million increase in operating expenses. The quarter-over-quarter increase in gross profit primarily reflects:

•	a $15.9 million net increase in rate adjustments, primarily in our Mid-Tex, Louisiana and West Texas Divisions.

•	a $2.6 million increase in revenue-related taxes in our Mid-Tex and West Texas Divisions, offset by a corresponding $2.2 million increase in the related tax expense.

•	Customer growth, primarily in our Mid-Tex, Louisiana and Tennessee service areas, which contributed an incremental $1.7 million.
The increase in operating expenses, which include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, was primarily due to higher levels of pipeline maintenance and higher depreciation and property tax expense associated with increased capital investments.
Additionally, interest expense increased $0.7 million due to higher average short-term debt balances and interest rates and expense associated with $125.0 million of incremental debt financing issued during the first quarter of fiscal 2017.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended December 31, 2016 and 2015. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended December 31
	2016	2015	Change
	(In thousands)
Mid-Tex	$72,743	$67,919	$4,824
Kentucky/Mid-States	22,738	19,138	3,600
Louisiana	19,863	15,843	4,020
West Texas	14,928	12,889	2,039
Mississippi	11,958	12,792	(834)
Colorado-Kansas	11,705	10,092	1,613
Other	958	1,418	(460)
Total	$154,893	$140,091	$14,802

Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first three months of fiscal 2017, we completed three regulatory proceedings, resulting in a $4.6 million increase in annual operating income as summarized below:

Rate Action	Annual Increase to Operating Income
(In thousands)
Annual formula rate mechanisms	$4,603
Rate case filings	6
Other rate activity	—
$4,609
Additionally, the following ratemaking efforts seeking $28.9 million in annual operating income were in progress as of December 31, 2016:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Louisiana	Formula Rate Mechanism	Trans La	$4,392
Kentucky/Mid-States	Formula Rate Mechanism (1)	Tennessee	5,514
Mississippi	Formula Rate Mechanism (2)	Mississippi	6,292
Mississippi	Infrastructure Mechanism (3)	Mississippi	3,334
Mississippi	Infrastructure Mechanism (3)	Mississippi	1,292
Colorado-Kansas	Infrastructure Mechanism (4)	Colorado	1,350
Colorado-Kansas	Infrastructure Mechanism	Kansas	801
Colorado-Kansas	Ad Valorem Tax Rider (5)	Kansas	784
West Texas	Formula Rate Filing	WT Cities	5,152
			$28,911

(1)	The Tennessee Regulatory Authority issued a final order approving a $4.6 million increase in operating income, to be included in the Company's 2017 ARM filing, that was filed on February 1, 2017.

(2)	The Mississippi Public Service Commission (MPSC) issued a final order approving a $4.4 million stable rate increase in operating income effective February 1, 2017.

(3)	The MPSC issued final orders approving $4.6 million SIR and SGR increases in operating income effective January 1, 2017.

(4)	The Colorado Public Utilities Commission issued a final order approving a $1.4 million increase in annual operating income effective January 1, 2017.
(5) The Kansas Corporation Commission issued a final order approving a $0.8 million increase in annual operating income effective February 1, 2017. The Ad Valorem filing relates to a collection of property taxes in excess of the amount included in our Kansas service area’s base rates.

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

The following annual formula rate mechanisms were approved during the three months ended December 31, 2016.

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	Effective Date
		(In thousands)
2017 Filings:
Kentucky/Mid-States	Kentucky	09/30/2017	$4,981	10/14/2016
Kentucky/Mid-States	Virginia	09/30/2017	(378)	10/01/2016
Total 2017 Filings			$4,603
The Louisiana Public Service Commission (LPSC) issued final orders approving a $14.9 million increase in annual operating income in the Company's 2016 formula rate filings for Trans La and LGS. These rates had been implemented in April 2016 and July 2016, subject to refund.
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

The following table summarizes the rate cases that were completed during the three months ended December 31, 2016.

Division	State	Increase in Annual Operating Income	Effective Date
	(In thousands)
2017 Rate Case Filings:
Kentucky/Mid-States (1)	Virginia	$6	12/27/2016
Total 2017 Rate Case Filings		$6

(1)
The Virginia State Corporation Commission issued a final order approving a re-basing of the Company's SAVE rates into base rates and a decrease to depreciation expense. The Company had implemented rates on April 1, 2016, subject to refund, of $0.5 million.

Other Ratemaking Activity
The Company had no other ratemaking activity during the three months ended December 31, 2016.

Pipeline and Storage Segment
Our pipeline and storage segment consists of the pipeline and storage operations of our Atmos Pipeline–Texas Division (APT) and our natural gas transmission operations in Louisiana, which were previously included in our former nonregulated segment. APT is one of the largest intrastate pipeline operations in Texas with a heavy concentration in the established natural gas producing areas of central, northern and eastern Texas, extending into or near the major producing areas of the Barnett Shale, the Texas Gulf Coast and the Delaware and Val Verde Basins of West Texas. APT provides transportation and storage services to our Mid-Tex Division, other third-party local distribution companies, industrial and electric generation customers, as well as marketers and producers. As part of its pipeline operations, APT manages five underground storage reservoirs in Texas.
Our natural gas transmission operations in Louisiana are comprised of a proprietary 21-mile pipeline located in New Orleans, Louisiana that is primarily used to aggregate gas supply for our distribution division in Louisiana under a long-term contract and on a more limited basis, to third parties. The demand fee charged to our Louisiana distribution division for these services is subject to regulatory approval by the Louisiana Public Service Commission. They also manage two asset management plans with distribution affiliates of the Company which have been approved by applicable state regulatory commissions. Generally, these asset management plans require us to share with our distribution customers a significant portion of the cost savings earned from these arrangements.
Our pipeline and storage segment is impacted by seasonal weather patterns, competitive factors in the energy industry and economic conditions in our Mid-Tex and Louisiana service areas. Natural gas prices do not directly impact the results of this segment as revenues are derived from the transportation and storage of natural gas. However, natural gas prices and demand for natural gas could influence the level of drilling activity in the markets that we serve, which may influence the level of throughput we may be able to transport on our pipeline. Further, natural gas price differences between the various hubs that we serve could influence the volumes of gas transported for shippers through our pipeline system and the rates for such transportation.
The results of APT are also significantly impacted by the natural gas requirements of the Mid–Tex Division because it is the primary transporter of natural gas for our Mid–Tex Division. Additionally, its operations may be impacted by the timing of when costs and expenses are incurred and when these costs and expenses are recovered through its tariffs.
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. However, GRIP also requires a utility to file a statement of intent at least once every five years to review its costs and expenses, including capital costs filed for recovery under GRIP. On January 6, 2017, APT filed its statement of intent seeking $55.2 million in additional annual operating income. APT customarily submits an annual GRIP filing during the second fiscal quarter of each fiscal year. However, APT is precluded from submitting a GRIP filing until a final order has been issued on the statement of intent. Accordingly, APT will not be submitting its annual GRIP filing during the second quarter of fiscal 2017. The Railroad Commission of Texas has 185 days to issue a final order in this proceeding.
On December 21, 2016, the Louisiana Public Service Commission approved an annual increase of five percent to the demand fee charged by our natural gas transmission pipeline for each of the next 10 years, effective October 1, 2017. This agreement will replace the existing agreement that will expire in September 2017.

Three Months Ended December 31, 2016 compared with Three Months Ended December 31, 2015
Financial and operational highlights for our pipeline and storage segment for the three months ended December 31, 2016 and 2015 are presented below.

	Three Months Ended December 31
	2016	2015	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation	$82,483	$70,033	$12,450
Third-party transportation	22,205	22,093	112
Other	4,909	6,849	(1,940)
Gross profit	109,597	98,975	10,622
Operating expenses	54,572	46,337	8,235
Operating income	55,025	52,638	2,387
Miscellaneous expense	(361)	(402)	41
Interest charges	9,912	9,147	765
Income before income taxes	44,752	43,089	1,663
Income tax expense	16,078	15,479	599
Net income	$28,674	$27,610	$1,064
Gross pipeline transportation volumes — MMcf	186,780	179,852	6,928
Consolidated pipeline transportation volumes — MMcf	134,976	129,159	5,817
Net income for our pipeline and storage segment increased four percent, primarily due to a $10.6 million increase in gross profit, offset by an $8.2 million increase in operating expenses. The increase in gross profit primarily reflects a $10.8 million increase in rates from the GRIP filings approved in fiscal 2016.
Operating expenses increased $8.2 million, primarily due to increased levels of pipeline maintenance activities and higher depreciation expense and property taxes associated with increased capital investments.
Additionally, interest expense increased $0.8 million due to higher average short-term debt balances and interest rates and expense associated with $125.0 million of incremental debt financing issued during the first quarter of fiscal 2017.

Natural Gas Marketing Segment
Through December 31, 2016, we were engaged in an unregulated natural gas marketing business, which was conducted by Atmos Energy Marketing (AEM). AEM’s primary business is to aggregate and purchase gas supply, arrange transportation and storage logistics and ultimately deliver gas to customers at competitive prices. Additionally, AEM utilizes proprietary and customer–owned transportation and storage assets to provide various services its customers request. AEM serves most of its customers under contracts generally having one to two year terms. As a result, AEM’s margins arise from the types of commercial transactions it has structured with its customers and its ability to identify the lowest cost alternative among the natural gas supplies, transportation and markets to which it has access to serve those customers.
As more fully described in Note 6, effective January 1, 2017, we sold all of the equity interests of AEM to CenterPoint Energy Services, Inc., a subsidiary of CenterPoint Energy Inc. As a result of the sale, Atmos Energy has fully exited the nonregulated natural gas marketing business. Accordingly, these operations have been reported as discontinued operations.

Three Months Ended December 31, 2016 compared with Three Months Ended December 31, 2015
Financial and operating highlights for our natural gas marketing segment for the three months ended December 31, 2016 and 2015 are presented below.

	Three Months Ended December 31
	2016	2015	Change
	(In thousands, unless otherwise noted)
Gross profit	$25,920	$9,469	$16,451
Operating expenses	7,874	5,993	1,881
Operating income	18,046	3,476	14,570
Miscellaneous income	30	76	(46)
Interest charges	241	1,352	(1,111)
Income before income taxes	17,835	2,200	15,635
Income tax expense	6,841	885	5,956
Net income from discontinued operations	$10,994	$1,315	$9,679
Gross natural gas marketing delivered gas sales volumes — MMcf	90,223	93,196	(2,973)
Consolidated natural gas marketing delivered gas sales volumes — MMcf	78,646	81,594	(2,948)
Net physical position (Bcf)	18.6	21.3	(2.7)

The $9.6 million quarter-over-quarter increase in net income from discontinued operations primarily reflects the recognition of a net $6.6 million noncash gain from unwinding hedge accounting for certain of the natural gas marketing business's financial positions. Due to the anticipated sale of AEM, we determined that the cash flows associated with our natural gas marketing commodity cash flow hedges were no longer probable of occurring; therefore, we discontinued hedge accounting as of December 31, 2016. As a result, we reclassified the gains in accumulated other comprehensive income associated with the commodity contracts into earnings as a reduction of purchased gas costs and recognized a pre-tax gain of $10.6 million for the three months ended December 31, 2016.

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
We regularly evaluate our funding strategy and capital structure to ensure that we (i) have sufficient liquidity for our short-term and long-term needs in a cost-effective manner and (ii) maintain a balanced capital structure with a debt-to-capitalization ratio in a target range of 45 to 55 percent. We also evaluate the levels of committed borrowing capacity that we require. We currently have over $1.5 billion of capacity under our short-term facilities.
We plan to continue to fund our growth through the use of operating cash flows, debt and equity securities while maintaining a balanced capital structure. To support our capital market activities, we have a registration statement on file with the SEC that permits us to issue a total of $2.5 billion in common stock and/or debt securities. Under the shelf registration statement, we have filed a prospectus supplement for an at–the-market (ATM) equity distribution program under which we may issue and sell, shares of our common stock, up to an aggregate offering price of $200 million. At December 31, 2016, approximately $2.4 billion of securities remain available for issuance under the shelf registration statement and approximately $50 million of equity remained available for issuance under the ATM program.
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of December 31, 2016, September 30, 2016 and December 31, 2015:

	December 31, 2016		September 30, 2016		December 31, 2015
	(In thousands, except percentages)
Short-term debt	$940,747	13.1%	$829,811	12.3%	$763,236	11.8%
Long-term debt(1)	2,564,199	35.6%	2,438,779	36.2%	2,437,910	37.7%
Shareholders’ equity	3,698,975	51.3%	3,463,059	51.5%	3,272,109	50.5%
Total	$7,203,921	100.0%	$6,731,649	100.0%	$6,473,255	100.0%

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
Cash flows from operating, investing and financing activities for the three months ended December 31, 2016 and 2015 are presented below.

	Three Months Ended December 31
	2016	2015	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$116,963	$70,141	$46,822
Investing activities	(392,137)	(290,293)	(101,844)
Financing activities	272,264	270,402	1,862
Change in cash and cash equivalents	(2,910)	50,250	(53,160)
Cash and cash equivalents at beginning of period	47,534	28,653	18,881
Cash and cash equivalents at end of period	$44,624	$78,903	$(34,279)
Cash flows from operating activities
Period-over-period changes in our operating cash flows are primarily attributable to changes in net income and working capital changes, particularly within our distribution segment resulting from changes in the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.
For the three months ended December 31, 2016, we generated cash flow of $117.0 million from operating activities compared with $70.1 million for the three months ended December 31, 2015. The $46.8 million increase in operating cash flows primarily reflects favorable deferred gas cost recoveries attributable to higher sales volumes than in the prior-year quarter.
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
For the three months ended December 31, 2016, cash used for investing activities was $392.1 million compared to $290.3 million in the prior-year period. The $101.8 million year-over-year change is primarily due to the purchase of EnLink Pipeline for $85.7 million.
Cash flows from financing activities
For the three months ended December 31, 2016, our financing activities generated $272.3 million of cash compared with $270.4 million in the prior-year period. The $1.9 million increase of cash generated is primarily due to borrowings under our three year, $200 million multi-draw floating-rate term loan agreement, proceeds received from the issuance of common stock under our ATM program during the current quarter and the return of cash collateral related to our forward-starting interest rate swaps due to an increase in interest rates in the current period. These additional proceeds resulted in lower net short-term borrowings compared to the prior-year quarter.
The following table summarizes our share issuances for the three months ended December 31, 2016 and 2015.

	Three Months Ended December 31
	2016	2015
Shares issued:
Direct Stock Purchase Plan	27,071	35,417
1998 Long-Term Incentive Plan	365,471	458,607
Retirement Savings Plan and Trust	95,991	106,474
At-the-Market (ATM) Equity Distribution Program	690,812	—
Total shares issued	1,179,345	600,498

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
We finance our short-term borrowing requirements through a combination of a $1.5 billion commercial paper program, four committed revolving credit facilities and one uncommitted revolving credit facility with third-party lenders that provide a total of approximately $1.6 billion of working capital funding. As of December 31, 2016, the amount available to us under our credit facilities, net of commercial paper and outstanding letters of credit, was $0.6 billion.
Credit Ratings
Our credit ratings directly affect our ability to obtain short-term and long-term financing, in addition to the cost of such financing. In determining our credit ratings, the rating agencies consider a number of quantitative factors, including debt to total capitalization, operating cash flow relative to outstanding debt, operating cash flow coverage of interest and pension liabilities and funding status. In addition, the rating agencies consider qualitative factors such as consistency of our earnings over time, the quality of our management and business strategy, the risks associated with our businesses and the regulatory structures that govern our rates in the states where we operate.
Our debt is rated by three rating agencies: Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings (Fitch). As of December 31, 2016, all three rating agencies maintained a stable outlook. Our current debt ratings are all considered investment grade and are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of December 31, 2016. Our debt covenants are described in greater detail in Note 5 to the unaudited condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 9 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the three months ended December 31, 2016.

Risk Management Activities
In our distribution and pipeline and storage segments, we use a combination of physical storage, fixed physical contracts and fixed financial contracts to reduce our exposure to unusually large winter-period gas price increases. Additionally, we manage interest rate risk by entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings. Through December 31, 2016, we managed our exposure to the risk of natural gas price changes in our natural gas marketing segment by locking in our gross profit margin through a combination of storage and financial instruments, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties.
The following table shows the components of the change in fair value of our financial instruments for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31
	2016	2015
	(In thousands)
Fair value of contracts at beginning of period	$(279,543)	$(153,981)
Contracts realized/settled	9,963	6,268
Fair value of new contracts	963	(183)
Other changes in value	146,895	17,614
Fair value of contracts at end of period	(121,722)	(130,282)
Netting of cash collateral	13,697	39,248
Cash collateral and fair value of contracts at period end	$(108,025)	$(91,034)

The fair value of our financial instruments at December 31, 2016 is presented below by time period and fair value source:

	Fair Value of Contracts at December 31, 2016
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(26,924)	$(95,506)	$708	$—	$(121,722)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(26,924)	$(95,506)	$708	$—	$(121,722)
Pension and Postretirement Benefits Obligations
For the three months ended December 31, 2016 and 2015, our total net periodic pension and other benefits costs were $11.6 million and $11.5 million. A substantial portion of those costs relating to our natural gas distribution operations are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.
Our fiscal 2017 costs were determined using a September 30, 2016 measurement date. As of September 30, 2016, interest and corporate bond rates were lower than the rates as of September 30, 2015. Therefore, we decreased the discount rate used to measure our fiscal 2017 net periodic cost from 4.55 percent to 3.73 percent. We maintained the expected return on plan assets of 7.00 percent in the determination of our fiscal 2017 net periodic pension cost based upon expected market returns for our targeted asset allocation. As a result of the net impact of changes in these and other assumptions, we expect our fiscal 2017 net periodic pension cost to be generally consistent with fiscal 2016.
The amount with which we fund our defined benefit plan is determined in accordance with the Pension Protection Act of 2006 (PPA) and is influenced by the funded position of the plan when the funding requirements are determined on January 1 of each year. Based upon the determination as of January 1, 2016, we are not required to make a minimum contribution to our defined benefit plan during fiscal 2017. However, we will consider whether a voluntary contribution is prudent to maintain certain funding levels.
For the three months ended December 31, 2016 we contributed $3.0 million to our postretirement medical plans. We anticipate contributing a total of between $10 million and $20 million to our postretirement plans during fiscal 2017.
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

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three-month periods ended December 31, 2016 and 2015.
Distribution Sales and Statistical Data

	Three Months Ended December 31
	2016	2015
METERS IN SERVICE, end of period
Residential	2,923,480	2,891,676
Commercial	268,574	265,766
Industrial	1,693	1,839
Public authority and other	8,359	8,421
Total meters	3,202,106	3,167,702

INVENTORY STORAGE BALANCE — Bcf	56.7	58.5
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	41,500	40,169
Commercial	23,736	23,418
Industrial	7,432	6,993
Public authority and other	1,762	1,674
Total gas sales volumes	74,430	72,254
Transportation volumes	39,065	35,124
Total throughput	113,495	107,378
OPERATING REVENUES (000’s)(1)
Gas sales revenues
Residential	$481,673	$415,985
Commercial	200,488	172,025
Industrial	30,031	24,758
Public authority and other	12,109	10,533
Total gas sales revenues	724,301	623,301
Transportation revenues	22,481	19,482
Other gas revenues	7,874	6,660
Total operating revenues	$754,656	$649,443
Average cost of gas per Mcf sold	$5.31	$4.35
See footnote following these tables.

Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended December 31
	2016	2015
CUSTOMERS, end of period
Industrial	90	86
Other	222	262
Total	312	348

INVENTORY STORAGE BALANCE — Bcf	1.7	3.7
PIPELINE TRANSPORTATION VOLUMES — MMcf(1)	186,780	179,852
OPERATING REVENUES (000’s)(1)	$109,952	$98,416
Note to preceding tables:

(1)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.
RECENT ACCOUNTING DEVELOPMENTS
Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. During the three months ended December 31, 2016, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of the fiscal year ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the three months ended December 31, 2016, there were no material changes in the status of the litigation and other matters that were disclosed in Note 11 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 6.	Exhibits
A list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibits Index, which immediately precedes such exhibits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: February 7, 2017

EXHIBITS INDEX
Item 6

Exhibit Number	Description	Page Number or Incorporation by Reference to
2.1	Membership Interest Purchase Agreement by and between Atmos Energy Holdings, Inc. as Seller and CenterPoint Energy Services, Inc. as Buyer, dated as of October 29, 2016	Exhibit 2.1 to Form 8-K dated October 29, 2016 (File No. 1-10042)
10	Equity Distribution Agreement, dated as of March 28, 2016, among Atmos Energy Corporation, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC.	Exhibit 1.1 to Form 8-K dated March 28, 2016 (File No. 1-10042)
12	Computation of ratio of earnings to fixed charges
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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