Form 10-Q
period 2017-03-31
ATMOS ENERGY CORP
filed 2017-05-04
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of April 28, 2017.

Class	Shares Outstanding
No Par Value	105,288,359

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated other comprehensive income
Bcf	Billion cubic feet
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Ltd.
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	September 30, 2016
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$10,725,834	$10,142,506
Less accumulated depreciation and amortization	1,987,347	1,873,900
Net property, plant and equipment	8,738,487	8,268,606
Current assets
Cash and cash equivalents	45,403	47,534
Accounts receivable, net	336,637	215,880
Gas stored underground	120,026	179,070
Current assets of disposal group classified as held for sale	—	151,117
Other current assets	61,018	88,085
Total current assets	563,084	681,686
Goodwill	729,673	726,962
Noncurrent assets of disposal group classified as held for sale	—	28,616
Deferred charges and other assets	330,222	305,019
	$10,361,466	$10,010,889
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding: March 31, 2017 — 105,275,505 shares; September 30, 2016 — 103,930,560 shares	$526	$520
Additional paid-in capital	2,464,252	2,388,027
Accumulated other comprehensive loss	(86,894)	(188,022)
Retained earnings	1,456,980	1,262,534
Shareholders’ equity	3,834,864	3,463,059
Long-term debt	2,314,620	2,188,779
Total capitalization	6,149,484	5,651,838
Current liabilities
Accounts payable and accrued liabilities	185,212	196,485
Current liabilities of disposal group classified as held for sale	—	72,900
Other current liabilities	390,253	439,085
Short-term debt	670,607	829,811
Current maturities of long-term debt	250,000	250,000
Total current liabilities	1,496,072	1,788,281
Deferred income taxes	1,810,160	1,603,056
Regulatory cost of removal obligation	444,848	424,281
Pension and postretirement liabilities	305,845	297,743
Noncurrent liabilities of disposal group held for sale	—	316
Deferred credits and other liabilities	155,057	245,374
	$10,361,466	$10,010,889
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2017	2016
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$962,541	$862,127
Pipeline and storage segment	111,972	102,153
Intersegment eliminations	(86,327)	(74,240)
Total operating revenues	988,186	890,040

Purchased gas cost
Distribution segment	513,096	450,671
Pipeline and storage segment	725	925
Intersegment eliminations	(86,327)	(74,240)
Total purchased gas cost	427,494	377,356
Operation and maintenance expense	132,239	127,857
Depreciation and amortization expense	77,667	71,391
Taxes, other than income	65,614	61,780
Operating income	285,172	251,656
Miscellaneous income (expense)	833	(329)
Interest charges	26,944	27,559
Income from continuing operations before income taxes	259,061	223,768
Income tax expense	97,049	80,765
Income from continuing operations	162,012	143,003
Loss from discontinued operations, net of tax ($0 and ($804))	—	(1,193)
Gain on sale of discontinued operations, net of tax ($10,215 and $0)	2,716	—
Net Income	$164,728	$141,810
Basic and diluted net income per share
Income per share from continuing operations	$1.52	$1.39
Income (loss) per share from discontinued operations	0.03	(0.01)
Net income per share - basic and diluted	$1.55	$1.38
Cash dividends per share	$0.45	$0.42
Basic and diluted weighted average shares outstanding	105,935	102,946
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended March 31
	2017	2016
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$1,717,197	$1,511,570
Pipeline and storage segment	221,924	200,569
Intersegment eliminations	(170,767)	(147,346)
Total operating revenues	1,768,354	1,564,793

Purchased gas cost
Distribution segment	908,442	764,662
Pipeline and storage segment	1,080	366
Intersegment eliminations	(170,723)	(147,346)
Total purchased gas cost	738,799	617,682
Operation and maintenance expense	257,177	247,685
Depreciation and amortization expense	154,625	142,047
Taxes, other than income	122,663	112,994
Operating income	495,090	444,385
Miscellaneous expense	(161)	(1,208)
Interest charges	57,974	57,096
Income from continuing operations before income taxes	436,955	386,081
Income tax expense	160,905	141,532
Income from continuing operations	276,050	244,549
Income from discontinued operations, net of tax ($6,841 and $81)	10,994	122
Gain on sale of discontinued operations, net of tax ($10,215 and $0)	2,716	—
Net Income	$289,760	$244,671
Basic and diluted net income per share
Income per share from continuing operations	$2.61	$2.38
Income per share from discontinued operations	0.13	—
Net income per share - basic and diluted	$2.74	$2.38
Cash dividends per share	$0.90	$0.84
Basic and diluted weighted average shares outstanding	105,610	102,837
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31		Six Months Ended March 31
	2017	2016	2017	2016
	(Unaudited) (In thousands)
Net income	$164,728	$141,810	$289,760	$244,671
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $879, $(505), $403 and $(947)	1,530	(879)	702	(1,647)
Cash flow hedges:
Amortization and unrealized gain (loss) on interest rate agreements, net of tax of $2,432, $(30,819), $54,861 and $(28,070)	4,230	(53,618)	95,444	(48,835)
Net unrealized gains on commodity cash flow hedges, net of tax of $0, $140, $3,183 and $1,645	—	220	4,982	2,573
Total other comprehensive income (loss)	5,760	(54,277)	101,128	(47,909)
Total comprehensive income	$170,488	$87,533	$390,888	$196,762

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31
	2017	2016
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$289,760	$244,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	154,810	143,211
Deferred income taxes	148,657	132,456
Gain on sale of discontinued operations	(12,931)	—
Discontinued cash flow hedging for natural gas marketing commodity contracts	(10,579)	—
Other	10,391	8,771
Net assets / liabilities from risk management activities	26,757	9,528
Net change in operating assets and liabilities	(54,862)	(85,682)
Net cash provided by operating activities	552,003	452,955
Cash Flows From Investing Activities
Capital expenditures	(559,385)	(536,004)
Acquisition	(85,714)	—
Proceeds from the sale of discontinued operations	133,560	—
Available-for-sale securities activities, net	(8,918)	(2,117)
Other, net	3,787	4,597
Net cash used in investing activities	(516,670)	(533,524)
Cash Flows From Financing Activities
Net increase (decrease) in short-term debt	(159,204)	169,002
Net proceeds from equity offering	49,400	—
Issuance of common stock through stock purchase and employee retirement plans	16,984	17,641
Proceeds from issuance of long-term debt	125,000	—
Interest rate agreements cash collateral	25,670	—
Cash dividends paid	(95,314)	(86,809)
Net cash provided by (used in) financing activities	(37,464)	99,834
Net increase (decrease) in cash and cash equivalents	(2,131)	19,265
Cash and cash equivalents at beginning of period	47,534	28,653
Cash and cash equivalents at end of period	$45,403	$47,918

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) is engaged in the regulated natural gas distribution and pipeline and storage businesses. Our regulated businesses are subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to approximately three million residential, commercial, public authority and industrial customers through our six natural gas distribution divisions, which at March 31, 2017, covered service areas located in eight states. In addition, we transport natural gas for others through our distribution system and manage our storage assets located in Kentucky and Tennessee, which are used solely to support our regulated natural gas distribution operations in those states.
Our pipeline and storage business includes the transportation of natural gas to our North Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our North Texas distribution business.
Effective January 1, 2017, we completed the sale of all of the equity interests of Atmos Energy Marketing (AEM) to CenterPoint Energy Services, Inc., a subsidiary of CenterPoint Energy, Inc. (CES). Accordingly, AEM’s historical financial results are reflected in the Company’s condensed consolidated financial statements as discontinued operations, which required retrospective application to financial information for all periods presented. Refer to Note 6 for further information. Our discontinued natural gas marketing segment was primarily engaged in a nonregulated natural gas marketing business, conducted by AEM. This business provided natural gas management and transportation services to municipalities, regulated distribution companies, including certain divisions of Atmos Energy, and third parties.

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Because of seasonal and other factors, the results of operations for the six-month period ended March 31, 2017 are not indicative of our results of operations for the full 2017 fiscal year, which ends September 30, 2017.
We renewed our $25 million unsecured credit facility on April 1, 2017 as discussed in Note 5. In addition, in April 2017, we completed a State of Texas use tax audit that covered the period from October 2011 to June 2015, which resulted in an $18.7 million refund. We are in discussions with the State to update this audit through March 2017. No other events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the condensed consolidated financial statements.

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
During the second quarter of fiscal 2017, we completed our annual goodwill impairment assessment. Based on the assessment performed, we determined that our goodwill was not impaired.
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
As of March 31, 2017, we have substantially completed the evaluation of our sources of revenue and are currently assessing the effect that the new guidance will have on our financial position, results of operations and cash flows. The conclusion of our assessment is contingent, in part, upon the completion of deliberations currently in progress by our industry, notably in connection with efforts to produce an accounting guide intended to be developed by the American Institute of Certified Public Accountants (AICPA).
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
Currently, the industry is working to address several items including the evaluation of collectability from customers if a utility has regulatory mechanisms to help assure recovery of uncollected accounts from ratepayers and the accounting for funds received from third parties to partially or fully reimburse the cost of construction of an asset. A timeline for the resolution of these deliberations has not been established. Additionally, we are actively working with our peers in the rate-regulated natural gas industry and with the public accounting profession to conclude on the accounting treatment for several other issues that are not expected to be addressed by the P&U Task Force. Based on the apparent progress of these deliberations to date, we currently do not believe the implementation of the new guidance will have a material effect on our financial position, results of operations, cash flows or business processes. We are currently still evaluating the transition method we will utilize to adopt the new guidance as well as the impact to our financial statement presentation and related disclosures.
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
In March 2017, the FASB issued new guidance related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The new guidance requires entities to disaggregate the current service cost component of the net benefit cost from the other components and present it with other current compensation costs for related employees in the statement of income. The other components of net benefit cost will be presented outside of income from operations on the statement of income. In addition, only the service cost component of net benefit cost is eligible for capitalization (e.g., as part of inventory or property, plant, and equipment). The new guidance is effective for us in the fiscal year beginning on October 1, 2018 and for interim periods within that year. We are currently evaluating the potential impact of this new guidance.
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

Significant regulatory assets and liabilities as of March 31, 2017 and September 30, 2016 included the following:

	March 31, 2017	September 30, 2016
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs(1)	$125,547	$132,348
Infrastructure mechanisms(2)	61,470	42,719
Deferred gas costs	9,561	45,184
Recoverable loss on reacquired debt	12,482	13,761
Deferred pipeline record collection costs	9,079	7,336
APT annual adjustment mechanism	4,452	7,171
Rate case costs	1,467	1,539
Other	13,264	13,565
	$237,322	$263,623
Regulatory liabilities:
Regulatory cost of removal obligations	$486,110	$476,891
Deferred gas costs	49,672	20,180
Asset retirement obligations	13,404	13,404
Other	10,679	4,250
	$559,865	$514,725

(1)	Includes $11.8 million and $12.4 million of pension and postretirement expense deferred pursuant to regulatory authorization.

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

 As a result of the sale of Atmos Energy Marketing, we revised the information used by the chief operating decision maker to manage the Company. Accordingly, we have been managing and reviewing our consolidated operations through the following three reportable segments:

•
The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states and storage assets located in Kentucky and Tennessee, which are used solely to support our natural gas distribution operations in those states. These storage assets were formerly included in our nonregulated segment.

•
The pipeline and storage segment is comprised primarily of the pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana which were formerly included in our nonregulated segment.

•	The natural gas marketing segment is comprised of our discontinued natural gas marketing business.

Our determination of reportable segments considers the strategic operating units under which we manage sales of various products and services to customers in differing regulatory environments. Although our distribution segment operations are geographically dispersed, they are aggregated and reported as a single segment as each natural gas distribution division has similar economic characteristics. In addition, because the pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana have similar economic characteristics, they have been aggregated and reported as a single segment.

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

Income statements for the three and six months ended March 31, 2017 and 2016 by segment are presented in the following tables:

	Three Months Ended March 31, 2017
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$962,217	$25,969	$—	$—	$988,186
Intersegment revenues	324	86,003	—	(86,327)	—
Total operating revenues	962,541	111,972	—	(86,327)	988,186
Purchased gas cost	513,096	725	—	(86,327)	427,494
Operation and maintenance expense	103,703	28,536	—	—	132,239
Depreciation and amortization expense	61,302	16,365	—	—	77,667
Taxes, other than income	57,636	7,978	—	—	65,614
Operating income	226,804	58,368	—	—	285,172
Miscellaneous income (expense)	1,029	(196)	—	—	833
Interest charges	16,925	10,019	—	—	26,944
Income from continuing operations before income taxes	210,908	48,153	—	—	259,061
Income tax expense	79,763	17,286	—	—	97,049
Income from continuing operations	131,145	30,867	—	—	162,012
Income from discontinued operations, net of tax	—	—	—	—	—
Gain on sale of discontinued operations, net of tax	—	—	2,716	—	2,716
Net income	$131,145	$30,867	$2,716	$—	$164,728
Capital expenditures	$208,185	$53,238	$—	$—	$261,423

	Three Months Ended March 31, 2016
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$861,756	$28,284	$—	$—	$890,040
Intersegment revenues	371	73,869	—	(74,240)	—
Total operating revenues	862,127	102,153	—	(74,240)	890,040
Purchased gas cost	450,671	925	—	(74,240)	377,356
Operation and maintenance expense	100,146	27,711	—	—	127,857
Depreciation and amortization expense	57,941	13,450	—	—	71,391
Taxes, other than income	54,978	6,802	—	—	61,780
Operating income	198,391	53,265	—	—	251,656
Miscellaneous income (expense)	38	(367)	—	—	(329)
Interest charges	18,414	9,145	—	—	27,559
Income from continuing operations before income taxes	180,015	43,753	—	—	223,768
Income tax expense	64,935	15,830	—	—	80,765
Income from continuing operations	115,080	27,923	—	—	143,003
Loss from discontinued operations, net of tax	—	—	(1,193)	—	(1,193)
Net income (loss)	$115,080	$27,923	$(1,193)	$—	$141,810
Capital expenditures	$175,186	$70,357	$49	$—	$245,592

	Six Months Ended March 31, 2017
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,716,483	$51,871	$—	$—	$1,768,354
Intersegment revenues	714	170,053	—	(170,767)	—
Total operating revenues	1,717,197	221,924	—	(170,767)	1,768,354
Purchased gas cost	908,442	1,080	—	(170,723)	738,799
Operation and maintenance expense	196,417	60,804	—	(44)	257,177
Depreciation and amortization expense	122,459	32,166	—	—	154,625
Taxes, other than income	108,182	14,481	—	—	122,663
Operating income	381,697	113,393	—	—	495,090
Miscellaneous income (expense)	396	(557)	—	—	(161)
Interest charges	38,043	19,931	—	—	57,974
Income from continuing operations before income taxes	344,050	92,905	—	—	436,955
Income tax expense	127,541	33,364	—	—	160,905
Income from continuing operations	216,509	59,541	—	—	276,050
Income from discontinued operations, net of tax	—	—	10,994	—	10,994
Gain on sale of discontinued operations, net of tax	—	—	2,716	—	2,716
Net income	$216,509	$59,541	$13,710	$—	$289,760
Capital expenditures	$430,669	$128,716	$—	$—	$559,385

	Six Months Ended March 31, 2016
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,510,869	$53,924	$—	$—	$1,564,793
Intersegment revenues	701	146,645	—	(147,346)	—
Total operating revenues	1,511,570	200,569	—	(147,346)	1,564,793
Purchased gas cost	764,662	366	—	(147,346)	617,682
Operation and maintenance expense	192,335	55,350	—	—	247,685
Depreciation and amortization expense	115,555	26,492	—	—	142,047
Taxes, other than income	100,536	12,458	—	—	112,994
Operating income	338,482	105,903	—	—	444,385
Miscellaneous expense	(439)	(769)	—	—	(1,208)
Interest charges	38,804	18,292	—	—	57,096
Income from continuing operations before income taxes	299,239	86,842	—	—	386,081
Income tax expense	110,223	31,309	—	—	141,532
Income from continuing operations	189,016	55,533	—	—	244,549
Income from discontinued operations, net of tax	—	—	122	—	122
Net income	$189,016	$55,533	$122	$—	$244,671
Capital expenditures	$340,593	$195,338	$73	$—	$536,004

Balance sheet information at March 31, 2017 and September 30, 2016 by segment is presented in the following tables:

	March 31, 2017
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$6,516,911	$2,221,576	$—	$—	$8,738,487
Investment in subsidiaries	764,702	13,851	—	(778,553)	—
Current assets
Cash and cash equivalents	45,403	—	—	—	45,403
Other current assets	495,270	24,154	—	(1,743)	517,681
Intercompany receivables	1,015,217	—	—	(1,015,217)	—
Total current assets	1,555,890	24,154	—	(1,016,960)	563,084
Goodwill	586,661	143,012	—	—	729,673
Deferred charges and other assets	302,827	27,395	—	—	330,222
	$9,726,991	$2,429,988	$—	$(1,795,513)	$10,361,466
CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$3,834,864	$778,553	$—	$(778,553)	$3,834,864
Long-term debt	2,314,620	—	—	—	2,314,620
Total capitalization	6,149,484	778,553	—	(778,553)	6,149,484
Current liabilities
Current maturities of long-term debt	250,000	—	—	—	250,000
Short-term debt	670,607	—	—	—	670,607
Other current liabilities	543,577	33,631	—	(1,743)	575,465
Intercompany payables	—	1,015,217	—	(1,015,217)	—
Total current liabilities	1,464,184	1,048,848	—	(1,016,960)	1,496,072
Deferred income taxes	1,230,279	579,881	—	—	1,810,160
Regulatory cost of removal obligation	422,191	22,657	—	—	444,848
Pension and postretirement liabilities	305,845	—	—	—	305,845
Deferred credits and other liabilities	155,008	49	—	—	155,057
	$9,726,991	$2,429,988	$—	$(1,795,513)	$10,361,466

	September 30, 2016
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$6,208,465	$2,060,141	$—	$—	$8,268,606
Investment in subsidiaries	768,415	13,854	—	(782,269)	—
Current assets
Cash and cash equivalents	22,117	—	25,417	—	47,534
Current assets of disposal group classified as held for sale	—	—	162,508	(11,391)	151,117
Other current assets	489,963	39,078	5	(46,011)	483,035
Intercompany receivables	971,665	—	—	(971,665)	—
Total current assets	1,483,745	39,078	187,930	(1,029,067)	681,686
Goodwill	583,950	143,012	—	—	726,962
Noncurrent assets of disposal group classified as held for sale	—	—	28,785	(169)	28,616
Deferred charges and other assets	277,240	27,779	—	—	305,019
	$9,321,815	$2,283,864	$216,715	$(1,811,505)	$10,010,889
CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$3,463,059	$715,672	$66,597	$(782,269)	$3,463,059
Long-term debt	2,188,779	—	—	—	2,188,779
Total capitalization	5,651,838	715,672	66,597	(782,269)	5,651,838
Current liabilities
Current maturities of long-term debt	250,000	—	—	—	250,000
Short-term debt	829,811	—	35,000	(35,000)	829,811
Current liabilities of the disposal group classified as held for sale	—	—	81,908	(9,008)	72,900
Other current liabilities	605,790	39,911	3,263	(13,394)	635,570
Intercompany payables	—	957,526	14,139	(971,665)	—
Total current liabilities	1,685,601	997,437	134,310	(1,029,067)	1,788,281
Deferred income taxes	1,055,348	543,390	4,318	—	1,603,056
Regulatory cost of removal obligation	397,162	27,119	—	—	424,281
Pension and postretirement liabilities	297,743	—	—	—	297,743
Noncurrent liabilities of disposal group classified as held for sale	—	—	316	—	316
Deferred credits and other liabilities	234,123	246	11,174	(169)	245,374
	$9,321,815	$2,283,864	$216,715	$(1,811,505)	$10,010,889

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic and diluted earnings per share for the three and six months ended March 31, 2017 and 2016 are calculated as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Basic and Diluted Earnings Per Share from continuing operations
Income from continuing operations	$162,012	$143,003	$276,050	$244,549
Less: Income from continuing operations allocated to participating securities	193	231	348	405
Income from continuing operations available to common shareholders	$161,819	$142,772	$275,702	$244,144
Basic and diluted weighted average shares outstanding	105,935	102,946	105,610	102,837
Income from continuing operations per share — Basic and Diluted	$1.52	$1.39	$2.61	$2.38

Basic and Diluted Earnings Per Share from discontinued operations
Income (loss) from discontinued operations	$2,716	$(1,193)	$13,710	$122
Less: Income from discontinued operations allocated to participating securities	2	—	15	—
Income (loss) from discontinued operations available to common shareholders	$2,714	$(1,193)	$13,695	$122
Basic and diluted weighted average shares outstanding	105,935	102,946	105,610	102,837
Income (loss) from discontinued operations per share — Basic and Diluted	$0.03	$(0.01)	$0.13	$—
Net income per share — Basic and Diluted	$1.55	$1.38	$2.74	$2.38

5.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 5 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Except as noted below, there were no material changes in the terms of our debt instruments during the six months ended March 31, 2017.
Long-term debt at March 31, 2017 and September 30, 2016 consisted of the following:

	March 31, 2017	September 30, 2016
	(In thousands)
Unsecured 6.35% Senior Notes, due June 2017	$250,000	$250,000
Unsecured 8.50% Senior Notes, due 2019	450,000	450,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	500,000	500,000
Medium-term note Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Floating-rate term loan, due 2019	125,000	—
Total long-term debt	2,585,000	2,460,000
Less:
Original issue discount on unsecured senior notes and debentures	4,099	4,270
Debt issuance cost	16,281	16,951
Current maturities	250,000	250,000
	$2,314,620	$2,188,779

On September 22, 2016, we entered into a three year, $200 million multi-draw floating-rate term loan agreement with a syndicate of three lenders. Borrowings under the term loan may be made in increments of $1.0 million or higher, may be repaid at any time during the loan period and will bear interest at a rate dependent upon our credit ratings at the time of such borrowing and based, at our election, on a base rate or LIBOR for the applicable interest period. The term loan will be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes. At March 31, 2017, there was $125.0 million outstanding under the term loan.
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
We currently finance our short-term borrowing requirements through a combination of a $1.5 billion commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $1.5 billion of total working capital funding. The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility that expires September 25, 2021. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from zero percent to 1.25 percent, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. This facility was amended in October 2016 to increase the total availability from $1.25 billion. At March 31, 2017 and September 30, 2016 a total of $670.6 million and $829.8 million was outstanding under our commercial paper program.

Additionally, we have a $25 million unsecured facility, which was renewed on April 1, 2017, and a $10 million unsecured revolving credit facility, which is used primarily to issue letters of credit. At March 31, 2017, there were no borrowings outstanding under either of these facilities; however, outstanding letters of credit reduced the total amount available to us under our $10 million unsecured revolving facility to $4.1 million.
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At March 31, 2017, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 47 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. We were in compliance with all of our debt covenants as of March 31, 2017. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.
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
6. Divestitures and Acquisitions
Divestiture of Atmos Energy Marketing (AEM)
On October 29, 2016, we entered into a Membership Interest Purchase Agreement (the Agreement) with CenterPoint Energy Services, Inc., a subsidiary of CenterPoint Energy, Inc. (CES) to sell all of the equity interests of AEM. The transaction closed on January 3, 2017, with an effective date of January 1, 2017. CES paid a cash purchase price of $38.3 million plus estimated working capital of $103.2 million for total cash consideration of $141.5 million. Of this amount, $7.0 million was placed into escrow and will be paid to the Company within 24 months, net of any indemnification claims agreed upon between the two companies. We recognized a net gain of $0.03 per diluted share on the sale in the second quarter of fiscal 2017 and expect to complete the working capital true–up during the third quarter of fiscal 2017.
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
The tables below set forth selected financial and operational information related to assets, liabilities and operating results related to discontinued operations. Operating expenses include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income. Additionally, assets and liabilities related to our natural gas marketing operations are classified as “held for sale” on our consolidated balance sheet at September 30, 2016. Prior period revenues and expenses associated with these assets have been reclassified into discontinued operations. This reclassification had no impact on previously reported consolidated net income.

The following tables present statement of income data related to discontinued operations.

	Three Months Ended March 31
	2017	2016
	(In thousands)

Operating revenues	$—	$269,519

Purchased gas cost	—	264,259
Operating expenses	—	6,900
Operating loss	—	(1,640)
Other nonoperating expense	—	(357)
Loss from discontinued operations before income taxes	—	(1,997)
Income tax benefit	—	(804)
Loss from discontinued operations	—	(1,193)
Gain on sale from discontinued operations, net of tax ($10,215 and $0)	2,716	—
Net income (loss) from discontinued operations	$2,716	$(1,193)

	Six Months Ended March 31
	2017	2016
	(In thousands)

Operating revenues	$303,474	$528,776

Purchased gas cost	277,554	514,047
Operating expenses	7,874	12,893
Operating income	18,046	1,836
Other nonoperating expense	(211)	(1,633)
Income from discontinued operations before income taxes	17,835	203
Income tax expense	6,841	81
Income from discontinued operations	10,994	122
Gain on sale from discontinued operations, net of tax ($10,215 and $0)	2,716	—
Net income from discontinued operations	$13,710	$122

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of our natural gas marketing's operations to total assets and liabilities classified as held for sale.

	March 31, 2017	September 30, 2016
	(In thousands)
Assets:
Net property, plant and equipment	$—	$11,905
Accounts receivable	—	93,551
Gas stored underground	—	54,246
Other current assets	—	14,711
Goodwill	—	16,445
Deferred charges and other assets	—	435
Total assets of the disposal group classified as held for sale in the statement of financial position (1)	—	191,293
Cash	—	25,417
Other assets	—	5
Total assets of disposal group in the statement of financial position	$—	$216,715

Liabilities:
Accounts payable and accrued liabilities	$—	$72,268
Other current liabilities	—	9,640
Deferred credits and other	—	316
Total liabilities of the disposal group classified as held for sale in the statement of financial position (1)	—	82,224
Intercompany note payable	—	35,000
Tax liabilities	—	15,471
Intercompany payables	—	14,139
Other liabilities	—	3,284
Total liabilities of disposal group in the statement of financial position	$—	$150,118

(1)	Amounts in the comparative period are classified as current and long term in the statement of financial position.
The following table presents statement of cash flow data related to discontinued operations.

	Six Months Ended March 31
	2017	2016
	(In thousands)
Depreciation and amortization expense	$185	$1,164
Capital expenditures	$—	$73
Noncash gain (loss) in commodity contract cash flow hedges	$18,744	$(4,218)
Acquisition of EnLink Pipeline
On December 20, 2016, we executed a purchase and sale agreement to acquire the general partnership and limited partnership interests in EnLink North Texas Pipeline, LP (EnLink Pipeline) from EnLink Energy GP, LLC and EnLink Midstream Operating, LP for an all–cash price of $85 million, plus estimated working capital. After considering estimated working capital, the total proceeds paid were $85.7 million. The final purchase price is subject to adjustment after the estimated working capital is finalized during the third quarter of fiscal 2017.
EnLink Pipeline's primary asset is a 140–mile natural gas pipeline located on the north side of the Dallas–Fort Worth Metroplex. As of March 31, 2017, the $85 million purchase price has been allocated, based on fair value using observable market inputs, to the net book value of the acquired pipeline. The final purchase price allocation is subject to adjustment pending the completion of our analysis of the fair value of certain contracts included in the acquisition, which we expect to finalize in the third quarter of fiscal 2017.

7.    Shareholders' Equity

Shelf Registration and At-the-Market Equity Sales Program
On March 28, 2016, we filed a registration statement with the Securities and Exchange Commission (SEC) that originally permitted us to issue, from time to time, up to $2.5 billion in common stock and/or debt securities. We also filed a prospectus supplement under the registration statement relating to an at-the-market (ATM) equity distribution program under which we may issue and sell, shares of our common stock, up to an aggregate offering price of $200 million. During the first fiscal quarter of 2017, we sold 690,812 shares of common stock under our existing ATM program for $50.0 million and received net proceeds of $49.4 million. At March 31, 2017, approximately $2.4 billion of securities remain available for issuance under the shelf registration statement and approximately $50.0 million of equity remained available for issuance under the ATM program.

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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Commodity Contracts Cash Flow Hedges	Total
	(In thousands)
September 30, 2016	$4,484	$(187,524)	$(4,982)	$(188,022)
Other comprehensive income before reclassifications	634	95,271	9,847	105,752
Amounts reclassified from accumulated other comprehensive income	68	173	(4,865)	(4,624)
Net current-period other comprehensive income	702	95,444	4,982	101,128
March 31, 2017	$5,186	$(92,080)	$—	$(86,894)

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Commodity Contracts Cash Flow Hedges	Total
	(In thousands)
September 30, 2015	$4,949	$(88,842)	$(25,437)	$(109,330)
Other comprehensive loss before reclassifications	(1,568)	(49,008)	(19,185)	(69,761)
Amounts reclassified from accumulated other comprehensive income	(79)	173	21,758	21,852
Net current-period other comprehensive income (loss)	(1,647)	(48,835)	2,573	(47,909)
March 31, 2016	$3,302	$(137,677)	$(22,864)	$(157,239)

The following tables detail reclassifications out of AOCI for the three and six months ended March 31, 2017 and 2016. Amounts in parentheses below indicate decreases to net income in the statement of income.

Three Months Ended March 31, 2017
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
(In thousands)
Available-for-sale securities	$(107)	Operation and maintenance expense
	(107)	Total before tax
	39	Tax benefit
	$(68)	Net of tax
Cash flow hedges
Interest rate agreements	$(136)	Interest charges
Commodity contracts	—	Purchased gas cost
	(136)	Total before tax
	50	Tax benefit
	$(86)	Net of tax
Total reclassifications	$(154)	Net of tax

	Three Months Ended March 31, 2016
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$124	Operation and maintenance expense
	124	Total before tax
	(45)	Tax expense
	$79	Net of tax
Cash flow hedges
Interest rate agreements	$(136)	Interest charges
Commodity contracts	(12,703)	Purchased gas cost(1)
	(12,839)	Total before tax
	5,004	Tax benefit
	$(7,835)	Net of tax
Total reclassifications	$(7,756)	Net of tax

	Six Months Ended March 31, 2017
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$(107)	Operation and maintenance expense
	(107)	Total before tax
	39	Tax benefit
	$(68)	Net of tax
Cash flow hedges
Interest rate agreements	$(273)	Interest charges
Commodity contracts	7,976	Purchased gas cost(1)
	7,703	Total before tax
	(3,011)	Tax expense
	$4,692	Net of tax
Total reclassifications	$4,624	Net of tax

	Six Months Ended March 31, 2016
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$124	Operation and maintenance expense
	124	Total before tax
	(45)	Tax expense
	$79	Net of tax
Cash flow hedges
Interest rate agreements	$(273)	Interest charges
Commodity contracts	(35,668)	Purchased gas cost(1)
	(35,941)	Total before tax
	14,010	Tax benefit
	$(21,931)	Net of tax
Total reclassifications	$(21,852)	Net of tax

(1)	Amounts are presented as part of income from discontinued operations on the condensed consolidated statements of income.

8.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and six months ended March 31, 2017 and 2016 are presented in the following table. Most of these costs are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our gas distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
	(In thousands)
Components of net periodic pension cost:
Service cost	$5,217	$4,697	$3,109	$2,706
Interest cost	6,297	7,094	2,670	3,106
Expected return on assets	(6,994)	(6,880)	(1,797)	(1,566)
Amortization of transition obligation	—	—	—	20
Amortization of prior service credit	(58)	(56)	(411)	(411)
Amortization of actuarial (gain) loss	4,249	3,320	(707)	(542)
Net periodic pension cost	$8,711	$8,175	$2,864	$3,313

	Six Months Ended March 31
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
	(In thousands)
Components of net periodic pension cost:
Service cost	$10,433	$9,395	$6,218	$5,412
Interest cost	12,594	14,189	5,340	6,212
Expected return on assets	(13,988)	(13,761)	(3,593)	(3,132)
Amortization of transition obligation	—	—	—	41
Amortization of prior service credit	(116)	(113)	(822)	(822)
Amortization of actuarial (gain) loss	8,498	6,640	(1,414)	(1,084)
Net periodic pension cost	$17,421	$16,350	$5,729	$6,627

The assumptions used to develop our net periodic pension cost for the three and six months ended March 31, 2017 and 2016 are as follows:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Discount rate	3.73%	4.55%	3.73%	4.55%
Rate of compensation increase	3.50%	3.50%	N/A	N/A
Expected return on plan assets	7.00%	7.00%	4.45%	4.45%
The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plan as of January 1, 2017. Based on that determination, we are not required to make a minimum contribution to our defined benefit plan during fiscal 2017; however, we may consider whether a voluntary contribution is prudent to maintain certain funding levels.
We contributed $6.6 million to our other post-retirement benefit plans during the six months ended March 31, 2017. We expect to contribute a total of between $10 million and $20 million to these plans during fiscal 2017.

9.    Commitments and Contingencies
Litigation and Environmental Matters
With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 11 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, there were no material changes in the status of such litigation and environmental-related matters or claims during the six months ended March 31, 2017.
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
Purchase Commitments
Our distribution divisions, except for our Mid-Tex Division, maintain supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of the individual contract.
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at prices indexed to natural gas distribution hubs. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. There were no material changes to the purchase commitments for the six months ended March 31, 2017.
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
As of March 31, 2017, formula rate mechanisms were in progress in our Louisiana, Tennessee and Mid-Tex service areas and infrastructure mechanisms were in progress in our Mid-Tex, Mississippi and West Texas service areas. These regulatory proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments.
10.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 13 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. During the six months ended March 31, 2017, except for the change in the scope of our natural gas marketing commodity risk management activities as a result of the sale of AEM, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.

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
We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2016-2017 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 27 percent, or 16.2 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.

Natural Gas Marketing Commodity Risk Management Activities
Our natural gas marketing segment was exposed to risks associated with changes in the market price of natural gas through the purchase, sale and delivery of natural gas to its customers at competitive prices. Through December 31, 2016, we managed our exposure to such risks through a combination of physical storage and financial instruments, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. Effective January 1, 2017, as a result of the sale of AEM, these activities were discontinued.
Due to the anticipated sale of AEM, we determined that the cash flows associated with our natural gas marketing commodity cash flow hedges were no longer probable of occurring; therefore, we discontinued hedge accounting as of December 31, 2016. As a result, we reclassified the gain in accumulated other comprehensive income associated with the commodity contracts into earnings as a reduction of purchased gas costs and recognized a pre-tax gain of $10.6 million, which is included in income from discontinued operations on the condensed consolidated statement of income for the three months ended December 31, 2016.

Interest Rate Risk Management Activities
We periodically manage interest rate risk by entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.
As of March 31, 2017, we had forward starting interest rate swaps to effectively fix the Treasury yield component associated with the anticipated issuance of $250 million and $450 million unsecured senior notes in fiscal 2017 and fiscal 2019, at 3.37% and 3.78%, which we designated as cash flow hedges at the time the swaps were executed. As of March 31, 2017, we had $18.1 million of net realized losses in accumulated other comprehensive income (AOCI) associated with the settlement of financial instruments used to fix the Treasury yield component of the interest cost of financing various issuances of long-term debt and senior notes, which will be recognized as a component of interest expense over the life of the associated notes from the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2045.

Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and income statements.
As of March 31, 2017, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of March 31, 2017, we had 8,909 MMcf of net short commodity contracts outstanding. These contracts have not been designated as hedges.

Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of March 31, 2017 and September 30, 2016. The gross amounts of recognized assets and liabilities are netted within our unaudited Condensed Consolidated Balance Sheets to the extent that we have netting arrangements with the counterparties.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
March 31, 2017
Designated As Hedges:
Interest rate contracts	Other current liabilities	$—	$(22,199)
Interest rate contracts	Deferred credits and other liabilities	—	(94,256)
Total		—	(116,455)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	3,096	(645)
Total		3,096	(645)
Gross Financial Instruments		3,096	(117,100)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		—	—
Net Financial Instruments		3,096	(117,100)
Cash collateral		—	—
Net Assets/Liabilities from Risk Management Activities		$3,096	$(117,100)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2016
Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$6,612	$(21,903)
Interest rate contracts	Other current assets / Other current liabilities	—	(68,481)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	2,178	(3,779)
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	—	(198,008)
Total		8,790	(292,171)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	21,186	(18,812)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	14,165	(12,701)
Total		35,351	(31,513)
Gross Financial Instruments		44,141	(323,684)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		(39,290)	39,290
Net Financial Instruments		4,851	(284,394)
Cash collateral		6,775	43,575
Net Assets/Liabilities from Risk Management Activities		$11,626	$(240,819)

Impact of Financial Instruments on the Income Statement
Hedge ineffectiveness for our natural gas marketing segment was recorded as a component of purchased gas cost, which is included in discontinued operations on the condensed consolidated statements of income, and primarily results from differences in the location and timing of the derivative instrument and the hedged item. For the three months ended March 31, 2016, we recognized a loss arising from fair value and cash flow hedge ineffectiveness of $3.3 million. For the six months ended March 31, 2017 and 2016, we recognized gains arising from fair value and cash flow hedge ineffectiveness of $3.4 million and $4.6 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.

Fair Value Hedges
The impact of our natural gas marketing segment commodity contracts designated as fair value hedges and the related hedged item on the results of discontinued operations on our condensed consolidated income statement for the three and six months ended March 31, 2017 and 2016 is presented below.

	Three Months Ended March 31		Six Months Ended March 31
	2017	2016	2017	2016
	(In thousands)
Commodity contracts	$—	$4,594	$(9,567)	$10,338
Fair value adjustment for natural gas inventory designated as the hedged item	—	(7,939)	12,858	(5,778)
Total (increase) decrease in purchased gas cost reflected in income from discontinued operations	$—	$(3,345)	$3,291	$4,560
The (increase) decrease in purchased gas cost reflected in income from discontinued operations is comprised of the following:
Basis ineffectiveness	$—	$(2,095)	$(597)	$(806)
Timing ineffectiveness	—	(1,250)	3,888	5,366
	$—	$(3,345)	$3,291	$4,560
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

Cash Flow Hedges
The impact of our interest rate and natural gas marketing segment cash flow hedges on our condensed consolidated income statements for the three and six months ended March 31, 2017 and 2016 is presented below.

	Three Months Ended March 31		Six Months Ended March 31
	2017	2016	2017	2016
	(In thousands)
Loss reclassified from AOCI for effective portion of natural gas marketing commodity contracts	$—	$(12,703)	$(2,612)	$(35,668)
Gain arising from ineffective portion of natural gas marketing commodity contracts	—	61	111	18
Gain on discontinuance of cash flow hedging of natural gas marketing commodity contracts reclassified from AOCI	—	—	10,579	—
Total impact on purchased gas cost reflected in income from discontinued operations	—	(12,642)	8,078	(35,650)
Net loss on settled interest rate agreements reclassified from AOCI into interest expense	(136)	(136)	(273)	(273)
Total Impact from Cash Flow Hedges	$(136)	$(12,778)	$7,805	$(35,923)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and six months ended March 31, 2017 and 2016. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the income statement as incurred.

	Three Months Ended March 31		Six Months Ended March 31
	2017	2016	2017	2016
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$4,144	$(53,704)	$95,271	$(49,008)
Forward commodity contracts	—	(7,529)	9,847	(19,185)
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	86	86	173	173
Forward commodity contracts	—	7,749	(4,865)	21,758
Total other comprehensive income (loss) from hedging, net of tax(1)	$4,230	$(53,398)	$100,426	$(46,262)

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments, while deferred gains (losses) associated with natural gas marketing segment commodity contracts were recognized in earnings upon settlement. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of March 31, 2017. However, the table below does not include the expected recognition in earnings of our outstanding interest rate agreements as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$(598)
Thereafter	(17,532)
Total(1)	$(18,130)

(1)	Utilizing an income tax rate of 37 percent.

Financial Instruments Not Designated as Hedges
The impact of the natural gas marketing segment's financial instruments that have not been designated as hedges on our condensed consolidated income statements for the three months ended March 31, 2016 was an increase in purchased gas cost of $2.5 million, which is included in discontinued operations on the condensed consolidated statements of income. For the six months ended March 31, 2017 and 2016 purchased gas cost (increased) decreased by $6.8 million and $(4.7) million.
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
11.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. During the six months ended March 31, 2017, there were no changes in these methods.
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017 and September 30, 2016. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	March 31, 2017
	(In thousands)
Assets:
Financial instruments	$—	$3,096	$—	$—	$3,096
Available-for-sale securities
Registered investment companies	37,995	—	—	—	37,995
Bond mutual funds	10,438	—	—	—	10,438
Bonds	—	30,596	—	—	30,596
Money market funds	—	3,623	—	—	3,623
Total available-for-sale securities	48,433	34,219	—	—	82,652
Total assets	$48,433	$37,315	$—	$—	$85,748
Liabilities:
Financial instruments	$—	$117,100	$—	$—	$117,100

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(2)	September 30, 2016
	(In thousands)
Assets:
Financial instruments	$—	$44,141	$—	$(32,515)	$11,626
Hedged portion of gas stored underground	52,578	—	—	—	52,578
Available-for-sale securities
Registered investment companies	38,677	—	—	—	38,677
Bonds	—	31,394	—	—	31,394
Money market funds	—	2,630	—	—	2,630
Total available-for-sale securities	38,677	34,024	—	—	72,701
Total assets	$91,255	$78,165	$—	$(32,515)	$136,905
Liabilities:
Financial instruments	$—	$323,684	$—	$(82,865)	$240,819

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

Available-for-sale securities are comprised of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
As of March 31, 2017
Domestic equity mutual funds	$25,158	$6,956	$(101)	$32,013
Foreign equity mutual funds	4,581	1,401	—	5,982
Bond mutual funds	10,469	—	(31)	10,438
Bonds	30,588	43	(35)	30,596
Money market funds	3,623	—	—	3,623
	$74,419	$8,400	$(167)	$82,652
As of September 30, 2016
Domestic equity mutual funds	$26,692	$6,419	$(590)	$32,521
Foreign equity mutual funds	4,954	1,202	—	6,156
Bonds	31,296	108	(10)	31,394
Money market funds	2,630	—	—	2,630
	$65,572	$7,729	$(600)	$72,701
At March 31, 2017 and September 30, 2016, our available-for-sale securities included $41.6 million and $41.3 million related to assets held in separate rabbi trusts for our supplemental executive benefit plans. At March 31, 2017, we maintained investments in bonds that have contractual maturity dates ranging from April 2017 through September 2020.
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
Other Fair Value Measures
Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our debt as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
	(In thousands)
Carrying Amount	$2,585,000	$2,460,000
Fair Value	$2,806,986	$2,844,990

12.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 16 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Except for the sale of AEM, during the six months ended March 31, 2017, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Atmos Energy Corporation
We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation and subsidiaries as of March 31, 2017 and the related condensed consolidated statements of income and comprehensive income for the three and six-month periods ended March 31, 2017 and 2016 and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Atmos Energy Corporation and subsidiaries as of September 30, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated November 14, 2016 except for the effects of the change in segments described in Note 3 and the discontinued operations described in Note 15, to which the date is April 12, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.
/s/    ERNST & YOUNG LLP
Dallas, Texas
May 4, 2017

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
OVERVIEW
Atmos Energy and our subsidiaries are engaged primarily in the regulated natural gas distribution and transmission and storage businesses, as well as our natural gas marketing business through December 31, 2016. We distribute natural gas through sales and transportation arrangements to approximately three million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at March 31, 2017 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.
Through December 31, 2016, our natural gas marketing business provided natural gas management and marketing services to municipalities, other local gas distribution companies and industrial customers primarily in the Midwest and Southeast. We completed the sale of this business in January 2017.

We manage and review our consolidated operations through the following three reportable segments:

•
The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states, and storage assets located in Kentucky and Tennessee, which are used solely to support our natural gas distribution operations in those states. These storage assets were formerly included in our nonregulated segment.

•
The pipeline and storage segment is comprised primarily of the pipeline and storage operations of our Atmos Energy Pipeline-Texas division and our natural gas transmission operations in Louisiana which were included in our former nonregulated segment.

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

Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the six months ended March 31, 2017.
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
The pursuit of our strategy was the primary driver for our decision to sell our nonregulated natural gas marketing business and to fully exit that business. The sale was announced in October 2016 and closed in January 2017 with the receipt of $133.6 million in cash proceeds, including estimated working capital. We recorded a net gain of $0.03 per diluted share on the sale in the second quarter of fiscal 2017. The proceeds received from the transaction will be used to fund infrastructure in our remaining businesses. As a result of the sale, the results of operations for the divested business have been presented as discontinued operations.

	Three Months Ended March 31
	2017	2016	Change
	(In thousands, except per share data)
Distribution operations	$131,145	$115,080	$16,065
Pipeline and storage operations	30,867	27,923	2,944
Net income from continuing operations	162,012	143,003	19,009
Net income (loss) from discontinued operations	2,716	(1,193)	3,909
Net income	$164,728	$141,810	$22,918

Diluted EPS from continuing operations	$1.52	$1.39	$0.13
Diluted EPS from discontinued operations	0.03	(0.01)	0.04
Consolidated diluted EPS	$1.55	$1.38	$0.17

	Six Months Ended March 31
	2017	2016	Change
	(In thousands, except per share data)
Distribution operations	$216,509	$189,016	$27,493
Pipeline and storage operations	59,541	55,533	4,008
Net income from continuing operations	276,050	244,549	31,501
Net income from discontinued operations	13,710	122	13,588
Net income	$289,760	$244,671	$45,089

Diluted EPS from continuing operations	$2.61	$2.38	$0.23
Diluted EPS from discontinued operations	0.13	—	0.13
Consolidated diluted EPS	$2.74	$2.38	$0.36
Net income from continuing operations increased 13 percent, compared to the prior-year period, despite weather that was 29 percent warmer than normal and 12 percent warmer than the prior-year period, primarily due to positive rate outcomes and customer growth in our distribution business. During the six months ended March 31, 2017, our distribution segment completed 11 regulatory proceedings, resulting in an increase in annual operating income of $25.4 million and had nine ratemaking efforts in progress at March 31, 2017 seeking $80.8 million of additional annual operating income. Additionally, on January 6, 2017, our Atmos Pipeline - Texas Division filed its statement of intent seeking $55.2 million in additional annual operating income. Our discontinued natural gas marketing results for the six months ended March 31, 2017 primarily include a pre-tax gain of $10.6 million recognized in the first fiscal quarter related to the discontinuance of cash flow hedging for our natural gas marketing commodity contracts and a $2.7 million net gain on sale recognized in January 2017 upon completion of the sale.
Capital expenditures for the first six months of fiscal 2017 were $559.4 million. Approximately 77 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less. We expect our capital expenditures to range between $1.1 billion and $1.25 billion for fiscal 2017. We funded our capital expenditure program primarily through operating cash flows of $552.0 million, $125 million in borrowings under our three-year $200 million multi-draw term loan, $49.4 million in proceeds from the issuance of common stock under our at-the-market equity distribution program and net short-term debt borrowings. In addition, we acquired EnLink Pipeline in the first fiscal quarter of 2017 for an all–cash price of $85.0 million, plus estimated working capital. The acquisition of EnLink Pipeline increases the capacity on our APT intrastate pipeline to serve transportation customers in North Texas, which continues to experience significant population growth.
As a result of our sustained financial performance, cash flows and capital structure, our Board of Directors increased the quarterly dividend by 7.1 percent for fiscal 2017.
Distribution Segment
The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states, and storage assets located in Kentucky and Tennessee, which are solely used to support our regulated natural gas distribution operations in those states. These storage assets were previously included in our former nonregulated segment. The primary factors that impact the results of this segment are our ability to earn our authorized rates of return, the cost of natural gas, competitive factors in the energy industry and economic conditions in our service areas.
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
Our distribution operations are also affected by the cost of natural gas. The cost of gas is passed through to our customers without markup. Therefore, increases in the cost of gas are offset by a corresponding increase in revenues. Accordingly, we believe gross profit, which is defined as operating revenues less purchased gas cost, is a better indicator of our financial performance than revenues. However, gross profit in our Texas and Mississippi service areas includes franchise fees and gross receipts taxes, which are calculated as a percentage of revenue (inclusive of gas costs). Therefore, the amount of these taxes included in revenues is influenced by the cost of gas and the level of gas sales volumes. We record the associated tax expense as a component of taxes, other than income. Although changes in these revenue-related taxes arising from changes in gas costs affect gross profit, over time the impact is offset within operating income.
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
Three Months Ended March 31, 2017 compared with Three Months Ended March 31, 2016
Financial and operational highlights for our distribution segment for the three months ended March 31, 2017 and 2016 are presented below.

	Three Months Ended March 31
	2017	2016	Change
	(In thousands, unless otherwise noted)
Gross profit	$449,445	$411,456	$37,989
Operating expenses	222,641	213,065	9,576
Operating income	226,804	198,391	28,413
Miscellaneous income	1,029	38	991
Interest charges	16,925	18,414	(1,489)
Income before income taxes	210,908	180,015	30,893
Income tax expense	79,763	64,935	14,828
Net income	$131,145	$115,080	$16,065
Consolidated distribution sales volumes — MMcf	97,754	116,370	(18,616)
Consolidated distribution transportation volumes — MMcf	39,915	40,677	(762)
Total consolidated distribution throughput — MMcf	137,669	157,047	(19,378)
Consolidated distribution average cost of gas per Mcf sold	$5.25	$3.87	$1.38
Income for our distribution segment increased 14 percent, primarily due to a $38.0 million increase in gross profit, which is defined as operating revenues less purchased gas cost, partially offset with a $9.6 million increase in operating expenses. The quarter-over-quarter increase in gross profit primarily reflects:

•	a $29.5 million net increase in rate adjustments, primarily in our Mid-Tex, Louisiana and Mississippi Divisions.

•	Customer growth, primarily in our Mid-Tex and Tennessee service areas, which contributed an incremental net $2.5 million.

•	a $0.6 million net decrease in consumption, primarily due to weather that was 34 percent warmer than normal and 23 percent warmer than the prior-year quarter.

The increase in operating expenses, which includes operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, was primarily due to higher levels of employee-related costs and line locate activities, primarily in our Mid-Tex Division, and higher depreciation and property tax expense associated with increased capital investments, partially offset by lower legal expenses.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended March 31, 2017 and 2016. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended March 31
	2017	2016	Change
	(In thousands)
Mid-Tex	$90,809	$80,377	$10,432
Kentucky/Mid-States	34,010	30,647	3,363
Louisiana	30,362	24,860	5,502
West Texas	21,023	20,245	778
Mississippi	25,802	23,661	2,141
Colorado-Kansas	18,331	17,986	345
Other	6,467	615	5,852
Total	$226,804	$198,391	$28,413

Six Months Ended March 31, 2017 compared with Six Months Ended March 31, 2016
Financial and operational highlights for our distribution segment for the six months ended March 31, 2017 and 2016 are presented below.

	Six Months Ended March 31
	2017	2016	Change
	(In thousands, unless otherwise noted)
Gross profit	$808,755	$746,908	$61,847
Operating expenses	427,058	408,426	18,632
Operating income	381,697	338,482	43,215
Miscellaneous income (expense)	396	(439)	835
Interest charges	38,043	38,804	(761)
Income before income taxes	344,050	299,239	44,811
Income tax expense	127,541	110,223	17,318
Net income	$216,509	$189,016	$27,493
Consolidated regulated distribution sales volumes — MMcf	172,184	188,624	(16,440)
Consolidated regulated distribution transportation volumes — MMcf	76,090	72,888	3,202
Total consolidated regulated distribution throughput — MMcf	248,274	261,512	(13,238)
Consolidated regulated distribution average cost of gas per Mcf sold	$5.28	$4.05	$1.23
Income for our distribution segment increased 15 percent, primarily due to a $61.8 million increase in gross profit, which is defined as operating revenues less purchased gas cost, partially offset with an $18.6 million increase in operating expenses. The year-over-year increase in gross profit primarily reflects:

•	a $46.6 million net increase in rate adjustments, primarily in our Mid-Tex, Louisiana and Mississippi Divisions.

•	Customer growth, primarily in our Mid-Tex and Tennessee service areas, which contributed an incremental $4.2 million.

•	a $3.8 million increase in revenue-related taxes in our Mid-Tex and West Texas Divisions, offset by a corresponding $2.0 million increase in the related tax expense.

•	a $2.7 million increase in transportation primarily in our West Texas and Kentucky/Mid-States Divisions.

•	a $1.0 million net decrease in consumption due to warmer weather compared to the prior-year period.

The increase in operating expenses, which includes operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, was primarily due to an increase in employee-related costs, higher levels of line locate and pipeline integrity activities, primarily in our Mid-Tex Division, and higher depreciation and property tax expense associated with increased capital investments.
Net income for the prior-year period includes a $3.3 million income tax benefit for stock awards that vested during fiscal 2016 as a result of adopting new stock-based accounting guidance in the prior year.
The following table shows our operating income by distribution division, in order of total rate base, for the six months ended March 31, 2017 and 2016. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Six Months Ended March 31
	2017	2016	Change
	(In thousands)
Mid-Tex	$163,552	$148,296	$15,256
Kentucky/Mid-States	56,748	49,785	6,963
Louisiana	50,225	40,703	9,522
West Texas	35,951	33,134	2,817
Mississippi	37,760	36,453	1,307
Colorado-Kansas	30,036	28,078	1,958
Other	7,425	2,033	5,392
Total	$381,697	$338,482	$43,215

Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first six months of fiscal 2017, we completed 11 regulatory proceedings, resulting in a $25.4 million increase in annual operating income as summarized below:

Rate Action	Annual Increase in Operating Income
(In thousands)
Annual formula rate mechanisms	$24,637
Rate case filings	6
Other rate activity	784
$25,427

Additionally, the following ratemaking efforts seeking $80.8 million in annual operating income were in progress as of March 31, 2017:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Kentucky/Mid-States	Formula Rate Mechanism (1)	Tennessee	$2,200
Louisiana	Formula Rate Mechanism (2)	Trans La	4,392
Louisiana	Formula Rate Mechanism	LGS	6,237
Mid-Tex	Formula Rate Mechanism	Dallas	9,976
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities	43,320
Mid-Tex	Infrastructure Mechanism	Environs	1,568
Mississippi	Infrastructure Mechanism	Mississippi	7,600
West Texas	Infrastructure Mechanism (3)	Cities of Amarillo,Channing, Lubbock, & Dalhart	4,682
West Texas	Infrastructure Mechanism	Environs	872
			$80,847

(1)
The Tennessee Regulatory Authority (TRA) is currently evaluating a gross filing amount of $6.8 million, of which the TRA issued a final order approving a $4.6 million increase related to the prior year's true-up. The remaining $2.2 million is still under review.

(2)	The proposed increase for Trans La customers was implemented on April 1, 2017, subject to refund.

(3)	The 2016 GRIP increase was implemented on April 25, 2017.
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

The following annual formula rate mechanisms were approved during the six months ended March 31, 2017.

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	Effective Date
		(In thousands)
2017 Filings:
Kentucky/Mid-States	Tennessee	05/31/2016	$4,612	06/01/2017
West Texas	West Texas Cities	09/30/2016	4,255	03/15/2017
Colorado-Kansas	Kansas	09/30/2016	801	02/09/2017
Mississippi	Mississippi SRF	10/31/2017	4,390	01/12/2017
Mississippi	Mississippi SIR	10/31/2017	3,334	01/01/2017
Mississippi	Mississippi SGR	10/31/2017	1,292	01/01/2017
Colorado-Kansas	Colorado	12/31/2017	1,350	01/01/2017
Kentucky/Mid-States	Kentucky	09/30/2017	4,981	10/14/2016
Kentucky/Mid-States	Virginia	09/30/2017	(378)	10/01/2016
Total 2017 Filings			$24,637
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. The following table summarizes the rate cases that were completed during the six months ended March 31, 2017.

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

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the six months ended March 31, 2017.

Division	Jurisdiction	Rate Activity	Additional Annual Operating Income	Effective Date
		(In thousands)
2017 Other Rate Activity:
Colorado-Kansas	Kansas	Ad-Valorem(1)	$784	2/1/2017
Total 2017 Other Rate Activity			$784

(1)	The Ad Valorem filing relates to a collection of property taxes in excess of the amount included in our Kansas service area's base rates.

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
Our natural gas transmission operations in Louisiana are comprised of a proprietary 21-mile pipeline located in New Orleans, Louisiana that is primarily used to aggregate gas supply for our distribution division in Louisiana under a long-term contract and on a more limited basis, to third parties. The demand fee charged to our Louisiana distribution division for these services is subject to regulatory approval by the Louisiana Public Service Commission. They also manage two asset management plans which have been approved by applicable state regulatory commissions. Generally, these asset management plans require us to share with our distribution customers a significant portion of the cost savings earned from these arrangements.
Our pipeline and storage segment is impacted by seasonal weather patterns, competitive factors in the energy industry and economic conditions in our Texas and Louisiana service areas. Natural gas prices do not directly impact the results of this segment as revenues are derived from the transportation and storage of natural gas. However, natural gas prices and demand for natural gas could influence the level of drilling activity in the markets that we serve, which may influence the level of throughput we may be able to transport on our pipeline. Further, natural gas price differences between the various hubs that we serve in Texas could influence the volumes of gas transported for shippers through our Texas pipeline system and the rates for such transportation.
The results of APT are also significantly impacted by the natural gas requirements of its local distribution company customers. Additionally, its operations may be impacted by the timing of when costs and expenses are incurred and when these costs and expenses are recovered through its tariffs.
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. However, GRIP also requires a utility to file a statement of intent at least once every five years to review its costs and expenses, including capital costs filed for recovery under GRIP. On January 6, 2017, APT filed its statement of intent seeking $55.2 million in additional annual operating income. APT customarily submits an annual GRIP filing during the second fiscal quarter of each fiscal year. However, APT is precluded from submitting a GRIP filing until a final order has been issued on the statement of intent. Accordingly, APT did not submit its annual GRIP filing during the second quarter of fiscal 2017. The Railroad Commission of Texas has 185 days to issue a final order in this proceeding.
On December 21, 2016, the Louisiana Public Service Commission approved an annual increase of five percent to the demand fee charged by our natural gas transmission pipeline for each of the next 10 years, effective October 1, 2017. This agreement will replace the existing agreement that expires in September 2017.

Three Months Ended March 31, 2017 compared with Three Months Ended March 31, 2016
Financial and operational highlights for our pipeline and storage segment for the three months ended March 31, 2017 and 2016 are presented below.

	Three Months Ended March 31
	2017	2016	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation	$84,277	$74,653	$9,624
Third-party transportation	22,839	20,391	2,448
Other	4,131	6,184	(2,053)
Gross profit	111,247	101,228	10,019
Operating expenses	52,879	47,963	4,916
Operating income	58,368	53,265	5,103
Miscellaneous expense	(196)	(367)	171
Interest charges	10,019	9,145	874
Income before income taxes	48,153	43,753	4,400
Income tax expense	17,286	15,830	1,456
Net income	$30,867	$27,923	$2,944
Gross pipeline transportation volumes — MMcf	195,233	187,922	7,311
Consolidated pipeline transportation volumes — MMcf	131,151	115,040	16,111
Net income for our pipeline and storage segment increased 11 percent, primarily due to a $10.0 million increase in gross profit, which is defined as operating revenues less purchased gas cost, offset by a $4.9 million increase in operating expenses. The increase in gross profit primarily reflects a $10.8 million increase in rates from the GRIP filings approved in fiscal 2016. Gross pipeline transportation volumes increased four percent, despite weather that was 34 percent warmer than normal and 23 percent warmer than the prior-year quarter primarily due to volumes associated with EnLink Pipeline, which we acquired in the first fiscal quarter of 2017.
Operating expenses, which includes operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, increased $4.9 million, primarily due to higher depreciation expense and property taxes associated with increased capital investments.

Six Months Ended March 31, 2017 compared with Six Months Ended March 31, 2016
Financial and operational highlights for our pipeline and storage segment for the six months ended March 31, 2017 and 2016 are presented below.

	Six Months Ended March 31
	2017	2016	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation	$166,760	$144,686	$22,074
Third-party transportation	45,044	42,484	2,560
Other	9,040	13,033	(3,993)
Gross profit	220,844	200,203	20,641
Operating expenses	107,451	94,300	13,151
Operating income	113,393	105,903	7,490
Miscellaneous expense	(557)	(769)	212
Interest charges	19,931	18,292	1,639
Income before income taxes	92,905	86,842	6,063
Income tax expense	33,364	31,309	2,055
Net income	$59,541	$55,533	$4,008
Gross pipeline transportation volumes — MMcf	382,013	367,774	14,239
Consolidated pipeline transportation volumes — MMcf	266,127	244,199	21,928
Net income for our pipeline and storage segment increased seven percent, primarily due to a $20.6 million increase in gross profit, which is defined as operating revenues less purchased gas cost, offset by a $13.2 million increase in operating expenses. The increase in gross profit primarily reflects a $21.5 million increase in rates from the GRIP filings approved in fiscal 2016. Gross pipeline transportation volumes increased four percent, despite weather that was 29 percent warmer than normal and 12 percent warmer than the prior-year period, primarily due to volumes associated with EnLink Pipeline.
Operating expenses, which includes operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, increased $13.2 million, primarily due to increased levels of pipeline maintenance and integrity activities and higher depreciation expense and property taxes associated with increased capital investments.
Natural Gas Marketing Segment
Through December 31, 2016, we were engaged in an unregulated natural gas marketing business, which was conducted by Atmos Energy Marketing (AEM). AEM’s primary business was to aggregate and purchase gas supply, arrange transportation and storage logistics and ultimately deliver gas to customers at competitive prices. Additionally, AEM utilized proprietary and customer–owned transportation and storage assets to provide various services its customers requested. AEM served most of its customers under contracts generally having one to two year terms. As a result, AEM’s margins arose from the types of commercial transactions it had structured with its customers and its ability to identify the lowest cost alternative among the natural gas supplies, transportation and markets to which it had access to serve those customers.
As more fully described in Note 6, effective January 1, 2017, we sold all of the equity interests of AEM to CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Inc. As a result of the sale, Atmos Energy has fully exited the nonregulated natural gas marketing business. Accordingly, these operations have been reported as discontinued operations.

Three Months Ended March 31, 2017 compared with Three Months Ended March 31, 2016
Financial and operating highlights for our natural gas marketing segment for the three months ended March 31, 2017 and 2016 are presented below.

	Three Months Ended March 31
	2017	2016	Change
	(In thousands, unless otherwise noted)
Gross profit	$—	$5,260	$(5,260)
Operating expenses	—	6,900	(6,900)
Operating loss	—	(1,640)	1,640
Miscellaneous income	—	39	(39)
Interest charges	—	396	(396)
Loss before income taxes	—	(1,997)	1,997
Income tax benefit	—	(804)	804
Loss from discontinued operations	—	(1,193)	1,193
Gain on sale of discontinued operations, net of tax	2,716	—	2,716
Net income (loss) from discontinued operations	$2,716	$(1,193)	$3,909
Gross natural gas marketing delivered gas sales volumes — MMcf	—	102,977	(102,977)
Consolidated natural gas marketing delivered gas sales volumes — MMcf	—	91,366	(91,366)
Net physical position (Bcf)	—	35.2	(35.2)

The $3.9 million quarter-over-quarter increase in net income from discontinued operations primarily reflects the recognition of a net $2.7 million gain on sale upon completion of the sale of AEM to CES in January 2017.
Six Months Ended March 31, 2017 compared with Six Months Ended March 31, 2016
Financial and operating highlights for our natural gas marketing segment for the six months ended March 31, 2017 and 2016 are presented below.

	Six Months Ended March 31
	2017	2016	Change
	(In thousands, unless otherwise noted)
Gross profit	$25,920	$14,729	$11,191
Operating expenses	7,874	12,893	(5,019)
Operating income	18,046	1,836	16,210
Miscellaneous income	30	115	(85)
Interest charges	241	1,748	(1,507)
Income before income taxes	17,835	203	17,632
Income tax expense	6,841	81	6,760
Income from discontinued operations	10,994	122	10,872
Gain on sale of discontinued operations, net of tax	2,716	—	2,716
Net income from discontinued operations	$13,710	$122	$13,588
Gross nonregulated delivered gas sales volumes — MMcf	90,223	196,173	(105,950)
Consolidated nonregulated delivered gas sales volumes — MMcf	78,646	172,960	(94,314)
Net physical position (Bcf)	—	35.2	(35.2)

The $13.6 million year-over-year increase in net income from discontinued operations primarily reflects the recognition of a net $6.6 million noncash gain from unwinding hedge accounting for certain of the natural gas marketing business's financial positions. Due to the anticipated sale of AEM, we determined that the cash flows associated with our natural gas marketing commodity cash flow hedges were no longer probable of occurring; therefore, we discontinued hedge accounting as of December 31, 2016. As a result, we reclassified the gains in accumulated other comprehensive income associated with the commodity contracts into earnings as a reduction of purchased gas costs and recognized a pre-tax gain of $10.6 million during the first fiscal quarter of 2017. Additionally, we recognized a $2.7 million net gain on sale upon completion of the sale of AEM to CES in January 2017.

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
We plan to continue to fund our growth through the use of operating cash flows, debt and equity securities while maintaining a balanced capital structure. To support our capital market activities, we have a registration statement on file with the SEC that permits us to issue a total of $2.5 billion in common stock and/or debt securities. Under the shelf registration statement, we have filed a prospectus supplement for an at–the-market (ATM) equity distribution program under which we may issue and sell, shares of our common stock, up to an aggregate offering price of $200 million. At March 31, 2017, approximately $2.4 billion of securities remain available for issuance under the shelf registration statement and approximately $50 million of equity remained available for issuance under the ATM program.
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of March 31, 2017, September 30, 2016 and March 31, 2016:

	March 31, 2017		September 30, 2016		March 31, 2016
	(In thousands, except percentages)
Short-term debt	$670,607	9.5%	$829,811	12.3%	$626,929	9.8%
Long-term debt(1)	2,564,620	36.3%	2,438,779	36.2%	2,438,304	38.0%
Shareholders’ equity	3,834,864	54.2%	3,463,059	51.5%	3,344,565	52.2%
Total	$7,070,091	100.0%	$6,731,649	100.0%	$6,409,798	100.0%

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
Cash flows from operating, investing and financing activities for the six months ended March 31, 2017 and 2016 are presented below.

	Six Months Ended March 31
	2017	2016	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$552,003	$452,955	$99,048
Investing activities	(516,670)	(533,524)	16,854
Financing activities	(37,464)	99,834	(137,298)
Change in cash and cash equivalents	(2,131)	19,265	(21,396)
Cash and cash equivalents at beginning of period	47,534	28,653	18,881
Cash and cash equivalents at end of period	$45,403	$47,918	$(2,515)
Cash flows from operating activities
Period-over-period changes in our operating cash flows are primarily attributable to changes in net income and working capital changes, particularly within our distribution segment resulting from changes in the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.
For the six months ended March 31, 2017, we generated cash flow of $552.0 million from operating activities compared with $453.0 million for the six months ended March 31, 2016. The $99.0 million increase in operating cash flows reflects the positive cash effects of successful rate case outcomes achieved in fiscal 2016 and changes in working capital.
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
For the six months ended March 31, 2017, cash used for investing activities was $516.7 million compared to $533.5 million in the prior-year period. Capital spending rose a net $23.4 million, or 4.4 percent, as a result of planned increases in our distribution segment to repair and replace vintage pipelines, partially offset by a decrease in spending in our pipeline and storage segment as a result of the substantial completion of an APT project to improve the reliability of gas service to its local distribution company customers. Cash flows from investing activities also include proceeds of $133.6 million received from the sale of AEM, and the $85.7 million purchase price for EnLink Pipeline in the first fiscal quarter of 2017.
Cash flows from financing activities
For the six months ended March 31, 2017, our financing activities used $37.5 million of cash compared with $99.8 million generated in the prior-year period. The $137.3 million increase in cash used for financing is primarily due to net repayments of short-term debt in the current-year period, offset by borrowings under our three year, $200 million multi-draw floating-rate term loan agreement, proceeds received from the issuance of common stock under our ATM program during the first quarter and the return of cash collateral related to our forward-starting interest rate swaps due to an increase in interest rates in the first quarter.

The following table summarizes our share issuances for the six months ended March 31, 2017 and 2016.

	Six Months Ended March 31
	2017	2016
Shares issued:
Direct Stock Purchase Plan	54,366	78,652
1998 Long-Term Incentive Plan	426,835	458,929
Retirement Savings Plan and Trust	172,932	193,106
At-the-Market (ATM) Equity Distribution Program	690,812	—
Total shares issued	1,344,945	730,687

The year-over-year increase in the number of shares issued primarily reflects shares issued under the ATM Program in the current year.

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
We finance our short-term borrowing requirements through a combination of a $1.5 billion commercial paper program and three committed revolving credit facilities with third-party lenders that provide a total of approximately $1.5 billion of working capital funding. As of March 31, 2017, the amount available to us under our credit facilities, net of commercial paper and outstanding letters of credit, was $0.9 billion.
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
Our debt is rated by three rating agencies: Standard & Poor’s Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings (Fitch). As of March 31, 2017, all three rating agencies maintained a stable outlook. Our current debt ratings are all considered investment grade and are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of March 31, 2017. Our debt covenants are described in greater detail in Note 5 to the unaudited condensed consolidated financial statements.

Contractual Obligations and Commercial Commitments
Except as noted in Note 9 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2017.

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
The following table shows the components of the change in fair value of our financial instruments for the three and six months ended March 31, 2017 and 2016:

	Three Months Ended March 31		Six Months Ended March 31
	2017	2016	2017	2016
	(In thousands)
Fair value of contracts at beginning of period	$(121,722)	$(130,282)	$(279,543)	$(153,981)
Contracts realized/settled	1,793	(6,279)	11,756	(11)
Fair value of new contracts	(2,560)	240	(1,597)	57
Other changes in value	8,485	(67,628)	155,380	(50,014)
Fair value of contracts at end of period	(114,004)	(203,949)	(114,004)	(203,949)
Netting of cash collateral	—	25,582	—	25,582
Cash collateral and fair value of contracts at period end	$(114,004)	$(178,367)	$(114,004)	$(178,367)
The fair value of our financial instruments at March 31, 2017 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2017
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(19,748)	$(94,256)	$—	$—	$(114,004)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(19,748)	$(94,256)	$—	$—	$(114,004)
Pension and Postretirement Benefits Obligations
For the six months ended March 31, 2017 and 2016, our total net periodic pension and other benefits costs were $23.2 million and $23.0 million. A substantial portion of those costs relating to our natural gas distribution operations are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.
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
The amount with which we fund our defined benefit plan is determined in accordance with the Pension Protection Act of 2006 (PPA) and is influenced by the funded position of the plan when the funding requirements are determined on January 1 of each year. Based upon the determination as of January 1, 2017, we are not required to make a minimum contribution to our defined benefit plan during fiscal 2017. However, we will consider whether a voluntary contribution is prudent to maintain certain funding levels.
For the six months ended March 31, 2017 we contributed $6.6 million to our postretirement medical plans. We anticipate contributing a total of between $10 million and $20 million to our postretirement plans during fiscal 2017.

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

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three and six-month periods ended March 31, 2017 and 2016.
Distribution Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2017	2016	2017	2016
METERS IN SERVICE, end of period
Residential	2,929,455	2,899,265	2,929,455	2,899,265
Commercial	269,055	267,213	269,055	267,213
Industrial	1,690	1,828	1,690	1,828
Public authority and other	8,332	8,410	8,332	8,410
Total meters	3,208,532	3,176,716	3,208,532	3,176,716

INVENTORY STORAGE BALANCE — Bcf	40.0	40.2	40.0	40.2
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	56,931	68,758	98,431	108,927
Commercial	31,739	35,854	55,475	59,272
Industrial	6,708	8,897	14,140	15,890
Public authority and other	2,376	2,861	4,138	4,535
Total gas sales volumes	97,754	116,370	172,184	188,624
Transportation volumes	42,142	43,986	81,207	79,110
Total throughput	139,896	160,356	253,391	267,734
OPERATING REVENUES (000’s)(1)
Gas sales revenues
Residential	$609,771	$563,565	$1,091,444	$979,550
Commercial	251,174	222,480	451,662	394,505
Industrial	47,986	29,643	78,017	54,401
Public authority and other	17,607	16,560	29,716	27,093
Total gas sales revenues	926,538	832,248	1,650,839	1,455,549
Transportation revenues	24,307	22,623	46,788	42,105
Other gas revenues	11,696	7,256	19,570	13,916
Total operating revenues	$962,541	$862,127	$1,717,197	$1,511,570
Average cost of gas per Mcf sold	$5.25	$3.87	$5.28	$4.05
See footnote following these tables.

Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2017	2016	2017	2016
CUSTOMERS, end of period
Industrial	91	88	91	88
Other	226	221	226	221
Total	317	309	317	309

INVENTORY STORAGE BALANCE — Bcf	0.6	1.8	0.6	1.8
PIPELINE TRANSPORTATION VOLUMES — MMcf(1)	195,233	187,922	382,013	367,774
OPERATING REVENUES (000’s)(1)	$111,972	$102,153	$221,924	$200,569
Note to preceding tables:

(1)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.
RECENT ACCOUNTING DEVELOPMENTS
Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. During the six months ended March 31, 2017, except for the effects of the sale of AEM on our market risk, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of the fiscal year ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the six months ended March 31, 2017, there were no material changes in the status of the litigation and other matters that were disclosed in Note 11 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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
Date: May 4, 2017

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