Form 10-Q
period 2017-06-30
ATMOS ENERGY CORP
filed 2017-08-02
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of July 28, 2017.

Class	Shares Outstanding
No Par Value	106,065,596

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated other comprehensive income
Bcf	Billion cubic feet
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
Gross Profit	Non-GAAP measure defined as operating revenues less purchased gas cost
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NYMEX	New York Mercantile Exchange, Inc.
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
S&P	Standard & Poor’s Corporation
SEC	United States Securities and Exchange Commission
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	September 30, 2016
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$10,952,422	$10,142,506
Less accumulated depreciation and amortization	2,028,041	1,873,900
Net property, plant and equipment	8,924,381	8,268,606
Current assets
Cash and cash equivalents	69,777	47,534
Accounts receivable, net	250,224	215,880
Gas stored underground	151,656	179,070
Current assets of disposal group classified as held for sale	—	151,117
Other current assets	62,725	88,085
Total current assets	534,382	681,686
Goodwill	729,673	726,962
Noncurrent assets of disposal group classified as held for sale	—	28,616
Deferred charges and other assets	310,339	305,019
	$10,498,775	$10,010,889
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: June 30, 2017 — 106,059,875 shares; September 30, 2016 — 103,930,560 shares	$530	$520
Additional paid-in capital	2,525,752	2,388,027
Accumulated other comprehensive loss	(104,599)	(188,022)
Retained earnings	1,480,027	1,262,534
Shareholders’ equity	3,901,710	3,463,059
Long-term debt	3,066,734	2,188,779
Total capitalization	6,968,444	5,651,838
Current liabilities
Accounts payable and accrued liabilities	164,365	196,485
Current liabilities of disposal group classified as held for sale	—	72,900
Other current liabilities	322,721	439,085
Short-term debt	258,573	829,811
Current maturities of long-term debt	—	250,000
Total current liabilities	745,659	1,788,281
Deferred income taxes	1,853,564	1,603,056
Regulatory cost of removal obligation	457,060	424,281
Pension and postretirement liabilities	304,919	297,743
Noncurrent liabilities of disposal group held for sale	—	316
Deferred credits and other liabilities	169,129	245,374
	$10,498,775	$10,010,889
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30
	2017	2016
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$494,060	$424,905
Pipeline and storage segment	117,283	113,855
Intersegment eliminations	(84,842)	(82,548)
Total operating revenues	526,501	456,212

Purchased gas cost
Distribution segment	197,767	147,569
Pipeline and storage segment	1,251	(438)
Intersegment eliminations	(84,842)	(82,548)
Total purchased gas cost	114,176	64,583
Operation and maintenance expense	128,690	131,388
Depreciation and amortization expense	80,023	72,880
Taxes, other than income	62,948	58,965
Operating income	140,664	128,396
Miscellaneous (expense) income	(289)	1,118
Interest charges	28,498	27,679
Income from continuing operations before income taxes	111,877	101,835
Income tax expense	41,069	35,692
Income from continuing operations	70,808	66,143
Income from discontinued operations, net of tax ($0 and $3,414)	—	5,050
Net Income	$70,808	$71,193
Basic and diluted net income per share
Income per share from continuing operations	$0.67	$0.64
Income per share from discontinued operations	—	0.05
Net income per share - basic and diluted	$0.67	$0.69
Cash dividends per share	$0.45	$0.42
Basic and diluted weighted average shares outstanding	106,364	103,750
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended June 30
	2017	2016
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$2,211,257	$1,936,475
Pipeline and storage segment	339,207	314,424
Intersegment eliminations	(255,609)	(229,894)
Total operating revenues	2,294,855	2,021,005

Purchased gas cost
Distribution segment	1,106,209	912,231
Pipeline and storage segment	2,331	(72)
Intersegment eliminations	(255,565)	(229,894)
Total purchased gas cost	852,975	682,265
Operation and maintenance expense	385,867	379,073
Depreciation and amortization expense	234,648	214,927
Taxes, other than income	185,611	171,959
Operating income	635,754	572,781
Miscellaneous expense	(450)	(90)
Interest charges	86,472	84,775
Income from continuing operations before income taxes	548,832	487,916
Income tax expense	201,974	177,224
Income from continuing operations	346,858	310,692
Income from discontinued operations, net of tax ($6,841 and $3,495)	10,994	5,172
Gain on sale of discontinued operations, net of tax ($10,215 and $0)	2,716	—
Net Income	$360,568	$315,864
Basic and diluted net income per share
Income per share from continuing operations	$3.27	$3.01
Income per share from discontinued operations	0.13	0.05
Net income per share - basic and diluted	$3.40	$3.06
Cash dividends per share	$1.35	$1.26
Basic and diluted weighted average shares outstanding	105,862	103,137
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30		Nine Months Ended June 30
	2017	2016	2017	2016
	(Unaudited) (In thousands)
Net income	$70,808	$71,193	$360,568	$315,864
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $490, $110, $893 and $(837)	851	151	1,553	(1,496)
Cash flow hedges:
Amortization and unrealized gain (loss) on interest rate agreements, net of tax of $(10,667), $(22,561), $44,194 and $(50,631)	(18,556)	(39,250)	76,888	(88,085)
Net unrealized gains on commodity cash flow hedges, net of tax of $0, $11,575, $3,183 and $13,220	—	18,105	4,982	20,678
Total other comprehensive income (loss)	(17,705)	(20,994)	83,423	(68,903)
Total comprehensive income	$53,103	$50,199	$443,991	$246,961

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30
	2017	2016
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$360,568	$315,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	234,833	216,670
Deferred income taxes	188,256	171,042
Gain on sale of discontinued operations	(12,931)	—
Discontinued cash flow hedging for natural gas marketing commodity contracts	(10,579)	—
Other	14,892	14,430
Net assets / liabilities from risk management activities	25,661	7,973
Net change in operating assets and liabilities	(55,139)	(96,033)
Net cash provided by operating activities	745,561	629,946
Cash Flows From Investing Activities
Capital expenditures	(812,148)	(789,688)
Acquisition	(86,128)	—
Proceeds from the sale of discontinued operations	140,253	—
Available-for-sale securities activities, net	(14,329)	558
Use tax refund	18,562	—
Other, net	6,435	5,731
Net cash used in investing activities	(747,355)	(783,399)
Cash Flows From Financing Activities
Net (decrease) increase in short-term debt	(571,238)	212,539
Net proceeds from equity offering	98,755	98,660
Issuance of common stock through stock purchase and employee retirement plans	22,673	26,500
Proceeds from issuance of long-term debt	884,911	—
Settlement of interest rate agreements	(36,996)	—
Interest rate agreements cash collateral	25,670	(16,330)
Repayment of long-term debt	(250,000)	—
Cash dividends paid	(143,075)	(130,363)
Debt issuance costs	(6,663)	—
Net cash provided by financing activities	24,037	191,006
Net increase in cash and cash equivalents	22,243	37,553
Cash and cash equivalents at beginning of period	47,534	28,653
Cash and cash equivalents at end of period	$69,777	$66,206

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) is engaged in the regulated natural gas distribution and pipeline and storage businesses. Our regulated businesses are subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to approximately three million residential, commercial, public authority and industrial customers through our six natural gas distribution divisions, which at June 30, 2017, covered service areas located in eight states.
Our pipeline and storage business includes the transportation of natural gas to Texas and Louisiana distribution systems and the management of our underground storage facilities used to support Texas distribution businesses.
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

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2016, which appear in Exhibit 99.1 to our Current Report on Form 8-K dated April 12, 2017 (the "Fiscal 2016 Financial Statements"). In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with our Fiscal 2016 Financial Statements. Because of seasonal and other factors, the results of operations for the nine-month period ended June 30, 2017 are not indicative of our results of operations for the full 2017 fiscal year, which ends September 30, 2017.
During the third quarter, we completed a State of Texas use tax audit that covered the period from October 2011 to March 2017, which resulted in a refund of $29.8 million. We concluded the appropriate regulatory treatment of this refund was to reduce rate base. We received $18.7 million during the third quarter, which has been included in cash flows from investing activities, and recorded an $11.1 million receivable as of June 30, 2017.
On January 6, 2017, our Atmos Pipeline - Texas Division filed its statement of intent seeking $63.6 million, as adjusted in its rebuttal case, in additional annual operating income. On August 1, 2017, a final order was issued in our APT rate case resulting in a $13.0 million increase in annual operating income. No other events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the condensed consolidated financial statements.

Significant accounting policies
Our accounting policies are described in Note 2 of our Fiscal 2016 Financial Statements.
As discussed in Note 3, due to the realignment of our reportable segments, prior periods' segment information has been recast in accordance with applicable accounting guidance. Additionally, as discussed in Note 6, due to the sale of AEM, prior period amounts have been presented as discontinued operations. The segment realignment and the presentation of discontinued operations have not impacted our reported net income, financial position or cash flows.
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
As of June 30, 2017, we have substantially completed the evaluation of our sources of revenue and are currently assessing the effect that the new guidance will have on our financial position, results of operations, cash flows and business processes. The conclusion of our assessment is contingent, in part, upon the completion of deliberations currently in progress by our industry, notably in connection with efforts to produce an accounting guide intended to be developed by the American Institute of Certified Public Accountants (AICPA).
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
Additionally, we are actively working with our peers in the rate-regulated natural gas industry and with the public accounting profession to conclude on the accounting treatment for several other issues that are not expected to be addressed by the P&U Task Force. Based on the progress of these deliberations to date, we currently do not believe the implementation of the new guidance will have a material effect on our financial position, results of operations, cash flows or business processes. We are currently still evaluating the transition method we will utilize to adopt the new guidance as well as the impact to our financial statement presentation and related disclosures.
In May 2015, the FASB issued guidance removing the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance was effective for us on October 1, 2016, to be applied retrospectively. We measure certain pension plan assets using the net asset value per share practical expedient, which are disclosed on an annual basis in our Form 10-K. The adoption of the new standard should have no material impact on our results of operations, consolidated balance sheets or cash flows.
In January 2016, the FASB issued guidance related to the classification and measurement of financial instruments. The amendments modify the accounting and presentation for certain financial liabilities and equity investments not consolidated or reported using the equity method. The guidance is effective for us beginning October 1, 2018; limited early adoption is permitted. We are currently evaluating the potential impact of this new guidance on our financial position, results of operations and cash flows.
In February 2016, the FASB issued a comprehensive new leasing standard that will require lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The new standard will be effective for us beginning on October 1, 2019; early adoption is permitted. The new leasing standard requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. As of June 30, 2017, we had begun the process of identifying and categorizing our lease contracts, evaluating our current business processes and identifying a lease software solution. We are currently evaluating the effect on our financial position, results of operations and cash flows.
In June 2016, the FASB issued new guidance which will require credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. In contrast, current U.S. GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. The new guidance also introduces a new impairment recognition model for available-for-sale securities that will require credit losses for available-for-sale debt securities to be recorded through an allowance account. The new standard will be effective for us beginning on October 1, 2021; early adoption is permitted beginning on October 1, 2019. We are currently evaluating the potential impact of this new guidance on our financial position, results of operations and cash flows.
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
In March 2017, the FASB issued new guidance related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The new guidance requires entities to disaggregate the current service cost component of the net benefit cost from the other components and present it with other current compensation costs for related employees in the statement of income. The other components of net benefit cost will be presented outside of income from operations on the statement of income. In addition, only the service cost component of net benefit cost is eligible for capitalization (e.g., as part of inventory or property, plant, and equipment). The new guidance is effective for us in the fiscal year beginning on October 1, 2018 and for interim periods within that year. We are currently evaluating the potential impact of this new guidance on our financial position, results of operations and cash flows.
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

Significant regulatory assets and liabilities as of June 30, 2017 and September 30, 2016 included the following:

	June 30, 2017	September 30, 2016
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs(1)	$122,202	$132,348
Infrastructure mechanisms(2)	38,653	42,719
Deferred gas costs	16,405	45,184
Recoverable loss on reacquired debt	11,843	13,761
Deferred pipeline record collection costs	10,327	7,336
APT annual adjustment mechanism	4,973	7,171
Rate case costs	2,480	1,539
Other	9,949	13,565
	$216,832	$263,623
Regulatory liabilities:
Regulatory cost of removal obligations	$492,404	$476,891
Deferred gas costs	16,753	20,180
Asset retirement obligations	13,404	13,404
Other	6,729	4,250
	$529,290	$514,725

(1)	Includes $11.5 million and $12.4 million of pension and postretirement expense deferred pursuant to regulatory authorization.

(2)
Infrastructure mechanisms in Texas and Louisiana allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.

3.    Segment Information

Through November 30, 2016, our consolidated operations were managed and reviewed through three segments:

•	The regulated distribution segment, which included our regulated natural gas distribution and related sales operations.

•	The regulated pipeline segment, which included the pipeline and storage operations of our Atmos Pipeline-Texas division and,

•	The nonregulated segment, which included our nonregulated natural gas management, nonregulated natural gas transmission, storage and other services.

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

•
The pipeline and storage segment is comprised primarily of the pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana, which were formerly included in our nonregulated segment.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in our Fiscal 2016 Financial Statements. We evaluate performance based on net income or loss of the respective operating segments. We allocate interest and pension expense to the pipeline and storage segment; however, there is no debt or pension liability recorded on the pipeline and storage segment balance sheet. All material intercompany transactions have been eliminated; however, we have not eliminated intercompany profits when such amounts are probable of recovery under the affiliates’ rate regulation process.

Prior periods' segment information has been recast as required by applicable accounting guidance. The segment realignment has not impacted our reported consolidated revenues or net income.

Income statements for the three and nine months ended June 30, 2017 and 2016 by segment are presented in the following tables:

	Three Months Ended June 30, 2017
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$493,738	$32,763	$—	$—	$526,501
Intersegment revenues	322	84,520	—	(84,842)	—
Total operating revenues	494,060	117,283	—	(84,842)	526,501
Purchased gas cost	197,767	1,251	—	(84,842)	114,176
Operation and maintenance expense	99,631	29,059	—	—	128,690
Depreciation and amortization expense	62,760	17,263	—	—	80,023
Taxes, other than income	56,850	6,098	—	—	62,948
Operating income	77,052	63,612	—	—	140,664
Miscellaneous expense	(62)	(227)	—	—	(289)
Interest charges	18,394	10,104	—	—	28,498
Income before income taxes	58,596	53,281	—	—	111,877
Income tax expense	22,082	18,987	—	—	41,069
Net income	$36,514	$34,294	$—	$—	$70,808
Capital expenditures	$205,780	$46,983	$—	$—	$252,763

	Three Months Ended June 30, 2016
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$424,553	$31,659	$—	$—	$456,212
Intersegment revenues	352	82,196	—	(82,548)	—
Total operating revenues	424,905	113,855	—	(82,548)	456,212
Purchased gas cost	147,569	(438)	—	(82,548)	64,583
Operation and maintenance expense	101,819	29,569	—	—	131,388
Depreciation and amortization expense	59,193	13,687	—	—	72,880
Taxes, other than income	52,662	6,303	—	—	58,965
Operating income	63,662	64,734	—	—	128,396
Miscellaneous income (expense)	1,243	(125)	—	—	1,118
Interest charges	18,677	9,002	—	—	27,679
Income from continuing operations before income taxes	46,228	55,607	—	—	101,835
Income tax expense	15,867	19,825	—	—	35,692
Income from continuing operations	30,361	35,782	—	—	66,143
Income from discontinued operations, net of tax	—	—	5,050	—	5,050
Net income	$30,361	$35,782	$5,050	$—	$71,193
Capital expenditures	$187,470	$66,108	$106	$—	$253,684

	Nine Months Ended June 30, 2017
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,210,221	$84,634	$—	$—	$2,294,855
Intersegment revenues	1,036	254,573	—	(255,609)	—
Total operating revenues	2,211,257	339,207	—	(255,609)	2,294,855
Purchased gas cost	1,106,209	2,331	—	(255,565)	852,975
Operation and maintenance expense	296,048	89,863	—	(44)	385,867
Depreciation and amortization expense	185,219	49,429	—	—	234,648
Taxes, other than income	165,032	20,579	—	—	185,611
Operating income	458,749	177,005	—	—	635,754
Miscellaneous income (expense)	334	(784)	—	—	(450)
Interest charges	56,437	30,035	—	—	86,472
Income from continuing operations before income taxes	402,646	146,186	—	—	548,832
Income tax expense	149,623	52,351	—	—	201,974
Income from continuing operations	253,023	93,835	—	—	346,858
Income from discontinued operations, net of tax	—	—	10,994	—	10,994
Gain on sale of discontinued operations, net of tax	—	—	2,716	—	2,716
Net income	$253,023	$93,835	$13,710	$—	$360,568
Capital expenditures	$636,449	$175,699	$—	$—	$812,148

	Nine Months Ended June 30, 2016
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,935,421	$85,584	$—	$—	$2,021,005
Intersegment revenues	1,054	228,840	—	(229,894)	—
Total operating revenues	1,936,475	314,424	—	(229,894)	2,021,005
Purchased gas cost	912,231	(72)	—	(229,894)	682,265
Operation and maintenance expense	294,154	84,919	—	—	379,073
Depreciation and amortization expense	174,748	40,179	—	—	214,927
Taxes, other than income	153,198	18,761	—	—	171,959
Operating income	402,144	170,637	—	—	572,781
Miscellaneous income (expense)	804	(894)	—	—	(90)
Interest charges	57,481	27,294	—	—	84,775
Income from continuing operations before income taxes	345,467	142,449	—	—	487,916
Income tax expense	126,090	51,134	—	—	177,224
Income from continuing operations	219,377	91,315	—	—	310,692
Income from discontinued operations, net of tax	—	—	5,172	—	5,172
Net income	$219,377	$91,315	$5,172	$—	$315,864
Capital expenditures	$528,063	$261,446	$179	$—	$789,688

Balance sheet information at June 30, 2017 and September 30, 2016 by segment is presented in the following tables:

	June 30, 2017
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$6,678,875	$2,245,506	$—	$—	$8,924,381
Investment in subsidiaries	798,994	13,851	—	(812,845)	—
Current assets
Cash and cash equivalents	69,777	—	—	—	69,777
Other current assets	437,700	29,265	—	(2,360)	464,605
Intercompany receivables	983,866	—	—	(983,866)	—
Total current assets	1,491,343	29,265	—	(986,226)	534,382
Goodwill	586,661	143,012	—	—	729,673
Deferred charges and other assets	280,240	30,099	—	—	310,339
	$9,836,113	$2,461,733	$—	$(1,799,071)	$10,498,775
CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$3,901,710	$812,845	$—	$(812,845)	$3,901,710
Long-term debt	3,066,734	—	—	—	3,066,734
Total capitalization	6,968,444	812,845	—	(812,845)	6,968,444
Current liabilities
Short-term debt	258,573	—	—	—	258,573
Other current liabilities	451,026	38,420	—	(2,360)	487,086
Intercompany payables	—	983,866	—	(983,866)	—
Total current liabilities	709,599	1,022,286	—	(986,226)	745,659
Deferred income taxes	1,251,528	602,036	—	—	1,853,564
Regulatory cost of removal obligation	432,531	24,529	—	—	457,060
Pension and postretirement liabilities	304,919	—	—	—	304,919
Deferred credits and other liabilities	169,092	37	—	—	169,129
	$9,836,113	$2,461,733	$—	$(1,799,071)	$10,498,775

	September 30, 2016
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
ASSETS
Property, plant and equipment, net	$6,208,465	$2,060,141	$—	$—	$8,268,606
Investment in subsidiaries	768,415	13,854	—	(782,269)	—
Current assets
Cash and cash equivalents	22,117	—	25,417	—	47,534
Current assets of disposal group classified as held for sale	—	—	162,508	(11,391)	151,117
Other current assets	489,963	39,078	5	(46,011)	483,035
Intercompany receivables	971,665	—	—	(971,665)	—
Total current assets	1,483,745	39,078	187,930	(1,029,067)	681,686
Goodwill	583,950	143,012	—	—	726,962
Noncurrent assets of disposal group classified as held for sale	—	—	28,785	(169)	28,616
Deferred charges and other assets	277,240	27,779	—	—	305,019
	$9,321,815	$2,283,864	$216,715	$(1,811,505)	$10,010,889
CAPITALIZATION AND LIABILITIES
Shareholders’ equity	$3,463,059	$715,672	$66,597	$(782,269)	$3,463,059
Long-term debt	2,188,779	—	—	—	2,188,779
Total capitalization	5,651,838	715,672	66,597	(782,269)	5,651,838
Current liabilities
Current maturities of long-term debt	250,000	—	—	—	250,000
Short-term debt	829,811	—	35,000	(35,000)	829,811
Current liabilities of the disposal group classified as held for sale	—	—	81,908	(9,008)	72,900
Other current liabilities	605,790	39,911	3,263	(13,394)	635,570
Intercompany payables	—	957,526	14,139	(971,665)	—
Total current liabilities	1,685,601	997,437	134,310	(1,029,067)	1,788,281
Deferred income taxes	1,055,348	543,390	4,318	—	1,603,056
Regulatory cost of removal obligation	397,162	27,119	—	—	424,281
Pension and postretirement liabilities	297,743	—	—	—	297,743
Noncurrent liabilities of disposal group classified as held for sale	—	—	316	—	316
Deferred credits and other liabilities	234,123	246	11,174	(169)	245,374
	$9,321,815	$2,283,864	$216,715	$(1,811,505)	$10,010,889

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic and diluted earnings per share for the three and nine months ended June 30, 2017 and 2016 are calculated as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Basic and Diluted Earnings Per Share from continuing operations
Income from continuing operations	$70,808	$66,143	$346,858	$310,692
Less: Income from continuing operations allocated to participating securities	75	100	424	488
Income from continuing operations available to common shareholders	$70,733	$66,043	$346,434	$310,204
Basic and diluted weighted average shares outstanding	106,364	103,750	105,862	103,137
Income from continuing operations per share — Basic and Diluted	$0.67	$0.64	$3.27	$3.01

Basic and Diluted Earnings Per Share from discontinued operations
Income from discontinued operations	$—	$5,050	$13,710	$5,172
Less: Income from discontinued operations allocated to participating securities	—	6	15	4
Income from discontinued operations available to common shareholders	$—	$5,044	$13,695	$5,168
Basic and diluted weighted average shares outstanding	106,364	103,750	105,862	103,137
Income from discontinued operations per share — Basic and Diluted	$—	$0.05	$0.13	$0.05
Net income per share — Basic and Diluted	$0.67	$0.69	$3.40	$3.06

5.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 5 in our Fiscal 2016 Financial Statements. Except as noted below, there were no material changes in the terms of our debt instruments during the nine months ended June 30, 2017.
Long-term debt at June 30, 2017 and September 30, 2016 consisted of the following:

	June 30, 2017	September 30, 2016
	(In thousands)
Unsecured 6.35% Senior Notes, due June 2017	$—	$250,000
Unsecured 8.50% Senior Notes, due 2019	450,000	450,000
Unsecured 3.00% Senior Notes, due 2027	500,000	—
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	750,000	500,000
Medium-term note Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Floating-rate term loan, due 2019	125,000	—
Total long-term debt	3,085,000	2,460,000
Less:
Original issue (premium) discount on unsecured senior notes and debentures	(4,370)	4,270
Debt issuance cost	22,636	16,951
Current maturities	—	250,000
	$3,066,734	$2,188,779

On June 8, 2017, we completed a public offering of $500 million of 3.00% senior notes due 2027 and $250 million of 4.125% senior notes due 2044. The effective rate of these notes is 3.12% and 4.40%, after giving effect to the offering costs and the settlement of the associated forward starting interest rate swaps. The net proceeds (excluding the loss on the settlement of the interest rate swaps of $37 million) of approximately $753 million were used to repay our $250 million 6.35% senior unsecured notes at maturity on June 15, 2017 and for general corporate purposes, including the repayment of working capital borrowings pursuant to our commercial paper program.
On September 22, 2016, we entered into a three year, $200 million multi-draw floating-rate term loan agreement with a syndicate of three lenders. Borrowings under the term loan may be made in increments of $1.0 million or higher, may be repaid at any time during the loan period and will bear interest at a rate dependent upon our credit ratings at the time of such borrowing and based, at our election, on a base rate or LIBOR for the applicable interest period. The term loan was used to repay short-term debt and for working capital, capital expenditures and other general corporate purposes. At June 30, 2017, there was $125.0 million outstanding under the term loan.
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
We currently finance our short-term borrowing requirements through a combination of a $1.5 billion commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $1.5 billion of total working capital funding. The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility that expires September 25, 2021. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from zero percent to 1.25 percent, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. This facility was amended in October 2016 to increase the total availability from $1.25 billion. At June 30, 2017 and September 30, 2016 a total of $258.6 million and $829.8 million was outstanding under our commercial paper program.

Additionally, we have a $25 million unsecured facility, which was renewed on April 1, 2017, and a $10 million unsecured revolving credit facility, which is used primarily to issue letters of credit. At June 30, 2017, there were no borrowings outstanding under either of these facilities; however, outstanding letters of credit reduced the total amount available to us under our $10 million unsecured revolving facility to $4.1 million.
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At June 30, 2017, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 47 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. We were in compliance with all of our debt covenants as of June 30, 2017. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.
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
6. Divestitures and Acquisitions
Divestiture of Atmos Energy Marketing (AEM)
On October 29, 2016, we entered into a Membership Interest Purchase Agreement (the Agreement) with CenterPoint Energy Services, Inc., a subsidiary of CenterPoint Energy, Inc. (CES) to sell all of the equity interests of AEM. The transaction closed on January 3, 2017, with an effective date of January 1, 2017. CES paid a cash purchase price of $38.3 million plus working capital of $109.0 million for total cash consideration of $147.3 million. Of this amount, $7.0 million was placed into escrow and will be paid to the Company within 24 months of the closing date, net of any indemnification claims agreed upon between the two companies. We recognized a net gain of $0.03 per diluted share on the sale in the second quarter of fiscal 2017 and completed the working capital true–up during the third quarter of fiscal 2017.
The operating results of our natural gas marketing reportable segment have been reported on the condensed consolidated statements of income as income from discontinued operations, net of income tax.  Accordingly, expenses related to allocable general corporate overhead and interest expense are not included in these results.  The decision to report this segment as a discontinued operation was predicated, in part, on the following qualitative and quantitative factors:  1) the disposal resulted in the company becoming a fully regulated entity; 2) the fact that an entire reportable segment was disposed of and 3) the fact the disposed segment represented in excess of 30 percent of consolidated revenues over the last five fiscal years.
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

The following tables present statement of income data related to discontinued operations:

	Three Months Ended June 30
	2017	2016
	(In thousands)

Operating revenues	$—	$200,213

Purchased gas cost	—	184,398
Operating expenses	—	7,047
Operating income	—	8,768
Other nonoperating expense	—	(304)
Income from discontinued operations before income taxes	—	8,464
Income tax expense	—	3,414
Net income from discontinued operations	$—	$5,050

	Nine Months Ended June 30
	2017	2016
	(In thousands)

Operating revenues	$303,474	$728,989

Purchased gas cost	277,554	698,445
Operating expenses	7,874	19,940
Operating income	18,046	10,604
Other nonoperating expense	(211)	(1,937)
Income from discontinued operations before income taxes	17,835	8,667
Income tax expense	6,841	3,495
Income from discontinued operations	10,994	5,172
Gain on sale from discontinued operations, net of tax ($10,215 and $0)	2,716	—
Net income from discontinued operations	$13,710	$5,172

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of our natural gas marketing's operations to total assets and liabilities classified as held for sale:

	June 30, 2017	September 30, 2016
	(In thousands)
Assets:
Net property, plant and equipment	$—	$11,905
Accounts receivable	—	93,551
Gas stored underground	—	54,246
Other current assets	—	14,711
Goodwill	—	16,445
Deferred charges and other assets	—	435
Total assets of the disposal group classified as held for sale in the statement of financial position (1)	—	191,293
Cash	—	25,417
Other assets	—	5
Total assets of disposal group in the statement of financial position	$—	$216,715

Liabilities:
Accounts payable and accrued liabilities	$—	$72,268
Other current liabilities	—	9,640
Deferred credits and other	—	316
Total liabilities of the disposal group classified as held for sale in the statement of financial position (1)	—	82,224
Intercompany note payable	—	35,000
Tax liabilities	—	15,471
Intercompany payables	—	14,139
Other liabilities	—	3,284
Total liabilities of disposal group in the statement of financial position	$—	$150,118

(1)	Amounts in the comparative period are classified as current and long term in the statement of financial position.
The following table presents statement of cash flow data related to discontinued operations:

	Nine Months Ended June 30
	2017	2016
	(In thousands)
Depreciation and amortization expense	$185	$1,743
Capital expenditures	$—	$179
Noncash gain (loss) in commodity contract cash flow hedges	$18,744	$(33,898)
Acquisition of EnLink Pipeline
On December 20, 2016, we executed a purchase and sale agreement to acquire the general partnership and limited partnership interests in EnLink North Texas Pipeline, LP (EnLink Pipeline) from EnLink Energy GP, LLC and EnLink Midstream Operating, LP for a cash purchase price of $85 million, plus working capital of $1.1 million.
EnLink Pipeline's primary asset was a 140–mile natural gas pipeline located on the north side of the Dallas–Fort Worth Metroplex. The $85 million purchase price has been allocated, based on fair value using observable market inputs, to the net book value of the acquired pipeline.

7.    Shareholders' Equity

Shelf Registration and At-the-Market Equity Sales Program
On March 28, 2016, we filed a registration statement with the Securities and Exchange Commission (SEC) that originally permitted us to issue, from time to time, up to $2.5 billion in common stock and/or debt securities. We also filed a prospectus supplement under the registration statement relating to an at-the-market (ATM) equity distribution program under which we may issue and sell, shares of our common stock, up to an aggregate offering price of $200 million. During the nine months ended June 30, 2017, we sold 1,303,494 shares of common stock under our existing ATM program for $100 million and received net proceeds of $98.8 million. At June 30, 2017, approximately $1.6 billion of securities remained available for issuance under the shelf registration statement and substantially all shares have been issued under our ATM program.

Accumulated Other Comprehensive Income (Loss)
We record deferred gains (losses) in AOCI related to available-for-sale securities, interest rate cash flow hedges and commodity contract cash flow hedges. Deferred gains (losses) for our available-for-sale securities and commodity contract cash flow hedges are recognized in earnings upon settlement, while deferred gains (losses) related to our interest rate agreement cash flow hedges are recognized in earnings as they are amortized. The following tables provide the components of our accumulated other comprehensive income (loss) balances, net of the related tax effects allocated to each component of other comprehensive income (loss):

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Commodity Contracts Cash Flow Hedges	Total
	(In thousands)
September 30, 2016	$4,484	$(187,524)	$(4,982)	$(188,022)
Other comprehensive income before reclassifications	1,485	76,602	9,847	87,934
Amounts reclassified from accumulated other comprehensive income	68	286	(4,865)	(4,511)
Net current-period other comprehensive income	1,553	76,888	4,982	83,423
June 30, 2017	$6,037	$(110,636)	$—	$(104,599)

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Commodity Contracts Cash Flow Hedges	Total
	(In thousands)
September 30, 2015	$4,949	$(88,842)	$(25,437)	$(109,330)
Other comprehensive loss before reclassifications	(1,417)	(88,345)	(8,612)	(98,374)
Amounts reclassified from accumulated other comprehensive income	(79)	260	29,290	29,471
Net current-period other comprehensive income (loss)	(1,496)	(88,085)	20,678	(68,903)
June 30, 2016	$3,453	$(176,927)	$(4,759)	$(178,233)

The following tables detail reclassifications out of AOCI for the three and nine months ended June 30, 2017 and 2016. Amounts in parentheses below indicate decreases to net income in the statement of income:

	Three Months Ended June 30, 2017
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Cash flow hedges
Interest rate agreements	$(177)	Interest charges
Commodity contracts	—	Purchased gas cost
	(177)	Total before tax
	64	Tax benefit
Total reclassifications	$(113)	Net of tax

	Three Months Ended June 30, 2016
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Cash flow hedges
Interest rate agreements	$(137)	Interest charges
Commodity contracts	(12,347)	Purchased gas cost(1)
	(12,484)	Total before tax
	4,865	Tax benefit
Total reclassifications	$(7,619)	Net of tax

	Nine Months Ended June 30, 2017
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$(107)	Operation and maintenance expense
	(107)	Total before tax
	39	Tax benefit
	$(68)	Net of tax
Cash flow hedges
Interest rate agreements	$(450)	Interest charges
Commodity contracts	7,976	Purchased gas cost(1)
	7,526	Total before tax
	(2,947)	Tax expense
	$4,579	Net of tax
Total reclassifications	$4,511	Net of tax

	Nine Months Ended June 30, 2016
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$124	Operation and maintenance expense
	124	Total before tax
	(45)	Tax expense
	$79	Net of tax
Cash flow hedges
Interest rate agreements	$(410)	Interest charges
Commodity contracts	(48,015)	Purchased gas cost(1)
	(48,425)	Total before tax
	18,875	Tax benefit
	$(29,550)	Net of tax
Total reclassifications	$(29,471)	Net of tax

(1)	Amounts are presented as part of income from discontinued operations on the condensed consolidated statements of income.
8.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and nine months ended June 30, 2017 and 2016 are presented in the following table. Most of these costs are recoverable through our tariff rates; however, a portion of these costs is capitalized into our rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended June 30
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
	(In thousands)
Components of net periodic pension cost:
Service cost	$5,216	$4,698	$3,109	$2,705
Interest cost	6,296	7,095	2,669	3,106
Expected return on assets	(6,993)	(6,881)	(1,796)	(1,566)
Amortization of transition obligation	—	—	—	21
Amortization of prior service credit	(57)	(57)	(411)	(411)
Amortization of actuarial (gain) loss	4,248	3,319	(706)	(541)
Net periodic pension cost	$8,710	$8,174	$2,865	$3,314

	Nine Months Ended June 30
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
	(In thousands)
Components of net periodic pension cost:
Service cost	$15,649	$14,093	$9,327	$8,117
Interest cost	18,890	21,284	8,009	9,318
Expected return on assets	(20,981)	(20,642)	(5,389)	(4,698)
Amortization of transition obligation	—	—	—	62
Amortization of prior service credit	(173)	(170)	(1,233)	(1,233)
Amortization of actuarial (gain) loss	12,746	9,959	(2,120)	(1,625)
Net periodic pension cost	$26,131	$24,524	$8,594	$9,941

The assumptions used to develop our net periodic pension cost for the three and nine months ended June 30, 2017 and 2016 are as follows:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Discount rate	3.73%	4.55%	3.73%	4.55%
Rate of compensation increase	3.50%	3.50%	N/A	N/A
Expected return on plan assets	7.00%	7.00%	4.45%	4.45%
The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plan as of January 1, 2017. Based on that determination, we are not required to make a minimum contribution to our defined benefit plan during fiscal 2017; however, we made a voluntary contribution of $5.0 million during the third quarter of fiscal 2017.
We contributed $9.9 million to our other post-retirement benefit plans during the nine months ended June 30, 2017. We expect to contribute a total of between $10 million and $20 million to these plans during fiscal 2017.
9.    Commitments and Contingencies
Litigation and Environmental Matters
With respect to the specific litigation and environmental-related matters or claims that were disclosed in Note 11 of our Fiscal 2016 Financial Statements, there were no material changes in the status of such litigation and environmental-related matters or claims during the nine months ended June 30, 2017.
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
Purchase Commitments
Our distribution divisions maintain supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of the individual contract.
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices indexed to natural gas hubs. At June 30, 2017, we were committed to purchase 53.2 Bcf within one year, 37.6 Bcf within two to three years and 0.4 Bcf beyond three years under indexed contracts.
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
As of June 30, 2017, formula rate mechanisms were pending regulatory approval in our Louisiana service area, infrastructure mechanisms were pending regulatory approval in our Mississippi and Virginia service areas and rate cases were pending regulatory approval in our Colorado service area and Texas service area related to APT. These regulatory proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments.
10.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 13 of our Fiscal 2016 Financial Statements. During the nine months ended June 30, 2017, except for the change in the scope of our natural gas marketing commodity risk management activities as a result of the sale of AEM, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.

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
Due to the sale of AEM, we determined that the cash flows associated with our natural gas marketing commodity cash flow hedges were no longer probable of occurring; therefore, we discontinued hedge accounting as of December 31, 2016. As a result, we reclassified the gain in accumulated other comprehensive income associated with the commodity contracts into earnings as a reduction of purchased gas cost and recognized a pre-tax gain of $10.6 million, which is included in income from discontinued operations on the condensed consolidated statement of income for the three months ended December 31, 2016.

Interest Rate Risk Management Activities
We periodically manage interest rate risk by entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.
As of June 30, 2017, we had forward starting interest rate swaps to effectively fix the Treasury yield component associated with the anticipated issuance of $450 million unsecured senior notes in fiscal 2019 at 3.78%, which we designated as a cash flow hedge at the time the swaps were executed. As of June 30, 2017, we had $41.5 million of net realized losses in accumulated other comprehensive income (AOCI) associated with the settlement of financial instruments used to fix the Treasury yield component of the interest cost of financing various issuances of long-term debt and senior notes, which will be recognized as a component of interest expense over the life of the associated notes from the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2045.

Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and income statements.
As of June 30, 2017, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of June 30, 2017, we had 18,833 MMcf of net short commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of June 30, 2017 and September 30, 2016. The gross amounts of recognized assets and liabilities are netted within our unaudited Condensed Consolidated Balance Sheets to the extent that we have netting arrangements with the counterparties.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
June 30, 2017
Designated As Hedges:
Interest rate contracts	Deferred credits and other liabilities	—	(108,860)
Total		—	(108,860)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	2,960	(230)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	268	(282)
Total		3,228	(512)
Gross Financial Instruments		3,228	(109,372)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		—	—
Net Financial Instruments		3,228	(109,372)
Cash collateral		—	—
Net Assets/Liabilities from Risk Management Activities		$3,228	$(109,372)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2016
Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$6,612	$(21,903)
Interest rate contracts	Other current assets / Other current liabilities	—	(68,481)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	2,178	(3,779)
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	—	(198,008)
Total		8,790	(292,171)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	21,186	(18,812)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	14,165	(12,701)
Total		35,351	(31,513)
Gross Financial Instruments		44,141	(323,684)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		(39,290)	39,290
Net Financial Instruments		4,851	(284,394)
Cash collateral		6,775	43,575
Net Assets/Liabilities from Risk Management Activities		$11,626	$(240,819)

Impact of Financial Instruments on the Income Statement
Hedge ineffectiveness for our natural gas marketing segment was recorded as a component of purchased gas cost, which is included in discontinued operations on the condensed consolidated statements of income, and primarily results from differences in the location and timing of the derivative instrument and the hedged item. For the three months ended June 30, 2016, we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $13.6 million. For the nine months ended June 30, 2017 and 2016, we recognized gains arising from fair value and cash flow hedge ineffectiveness of $3.4 million and $18.1 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.
 Fair Value Hedges
The impact of our natural gas marketing segment commodity contracts designated as fair value hedges and the related hedged item on the results of discontinued operations on our condensed consolidated income statement for the three and nine months ended June 30, 2017 and 2016 is presented below.

	Three Months Ended June 30		Nine Months Ended June 30
	2017	2016	2017	2016
	(In thousands)
Commodity contracts	$—	$(22,146)	$(9,567)	$(11,808)
Fair value adjustment for natural gas inventory designated as the hedged item	—	35,630	12,858	29,852
Total decrease in purchased gas cost reflected in income from discontinued operations	$—	$13,484	$3,291	$18,044
The decrease in purchased gas cost reflected in income from discontinued operations is comprised of the following:
Basis ineffectiveness	$—	$(684)	$(597)	$(1,490)
Timing ineffectiveness	—	14,168	3,888	19,534
	$—	$13,484	$3,291	$18,044
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

Cash Flow Hedges
The impact of our interest rate and natural gas marketing segment cash flow hedges on our condensed consolidated income statements for the three and nine months ended June 30, 2017 and 2016 is presented below.

	Three Months Ended June 30		Nine Months Ended June 30
	2017	2016	2017	2016
	(In thousands)
Loss reclassified from AOCI for effective portion of natural gas marketing commodity contracts	$—	$(12,347)	$(2,612)	$(48,015)
Gain arising from ineffective portion of natural gas marketing commodity contracts	—	66	111	84
Gain on discontinuance of cash flow hedging of natural gas marketing commodity contracts reclassified from AOCI	—	—	10,579	—
Total impact on purchased gas cost reflected in income from discontinued operations	—	(12,281)	8,078	(47,931)
Net loss on settled interest rate agreements reclassified from AOCI into interest expense	(177)	(137)	(450)	(410)
Total Impact from Cash Flow Hedges	$(177)	$(12,418)	$7,628	$(48,341)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and nine months ended June 30, 2017 and 2016. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the income statement as incurred.

	Three Months Ended June 30		Nine Months Ended June 30
	2017	2016	2017	2016
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$(18,669)	$(39,337)	$76,602	$(88,345)
Forward commodity contracts	—	10,573	9,847	(8,612)
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	113	87	286	260
Forward commodity contracts	—	7,532	(4,865)	29,290
Total other comprehensive income (loss) from hedging, net of tax(1)	$(18,556)	$(21,145)	$81,870	$(67,407)

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments, while deferred gains (losses) associated with natural gas marketing segment commodity contracts were recognized in earnings upon settlement. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of June 30, 2017. However, the table below does not include the expected recognition in earnings of our outstanding interest rate agreements as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$(1,509)
Thereafter	(40,001)
Total(1)	$(41,510)

(1)	Utilizing an income tax rate of 37 percent.

Financial Instruments Not Designated as Hedges
The impact of the natural gas marketing segment's financial instruments that had not been designated as hedges on our condensed consolidated income statements for the three months ended June 30, 2016 was a decrease in purchased gas cost of $1.9 million, which is included in discontinued operations on the condensed consolidated statements of income. For the nine months ended June 30, 2017 and 2016 purchased gas cost (increased) decreased by $6.8 million and $(2.8) million.
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
11.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 of our Fiscal 2016 Financial Statements. During the nine months ended June 30, 2017, there were no changes in these methods.
Fair value measurements also apply to the valuation of our pension and postretirement plan assets. Current accounting guidance requires employers to annually disclose information about fair value measurements of the assets of a defined benefit pension or other postretirement plan. The fair value of these assets is presented in Note 7 of our Fiscal 2016 Financial Statements.
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017 and September 30, 2016. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	June 30, 2017
	(In thousands)
Assets:
Financial instruments	$—	$3,228	$—	$—	$3,228
Available-for-sale securities
Registered investment companies	39,406	—	—	—	39,406
Bond mutual funds	15,892	—	—	—	15,892
Bonds	—	31,429	—	—	31,429
Money market funds	—	2,884	—	—	2,884
Total available-for-sale securities	55,298	34,313	—	—	89,611
Total assets	$55,298	$37,541	$—	$—	$92,839
Liabilities:
Financial instruments	$—	$109,372	$—	$—	$109,372

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(2)	September 30, 2016
	(In thousands)
Assets:
Financial instruments	$—	$44,141	$—	$(32,515)	$11,626
Hedged portion of gas stored underground	52,578	—	—	—	52,578
Available-for-sale securities
Registered investment companies	38,677	—	—	—	38,677
Bonds	—	31,394	—	—	31,394
Money market funds	—	2,630	—	—	2,630
Total available-for-sale securities	38,677	34,024	—	—	72,701
Total assets	$91,255	$78,165	$—	$(32,515)	$136,905
Liabilities:
Financial instruments	$—	$323,684	$—	$(82,865)	$240,819

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

(2)
This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. As of September 30, 2016, we had $50.4 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $43.6 million was used to offset current and noncurrent risk management liabilities under master netting arrangements with the remaining $6.8 million classified as current risk management assets.

Available-for-sale securities are comprised of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
As of June 30, 2017
Domestic equity mutual funds	$25,236	$7,749	$(17)	$32,968
Foreign equity mutual funds	4,581	1,857	—	6,438
Bond mutual funds	15,928	—	(36)	15,892
Bonds	31,407	52	(30)	31,429
Money market funds	2,884	—	—	2,884
	$80,036	$9,658	$(83)	$89,611
As of September 30, 2016
Domestic equity mutual funds	$26,692	$6,419	$(590)	$32,521
Foreign equity mutual funds	4,954	1,202	—	6,156
Bonds	31,296	108	(10)	31,394
Money market funds	2,630	—	—	2,630
	$65,572	$7,729	$(600)	$72,701
At June 30, 2017 and September 30, 2016, our available-for-sale securities included $42.3 million and $41.3 million related to assets held in separate rabbi trusts for our supplemental executive benefit plans. At June 30, 2017, we maintained investments in bonds that have contractual maturity dates ranging from July 2017 through December 2020.
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
Other Fair Value Measures
Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our debt as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
	(In thousands)
Carrying Amount	$3,085,000	$2,460,000
Fair Value	$3,388,003	$2,844,990

12.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 16 of our Fiscal 2016 Financial Statements. Except for the sale of AEM, during the nine months ended June 30, 2017, there were no material changes in our concentration of credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Atmos Energy Corporation
We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation and subsidiaries as of June 30, 2017 and the related condensed consolidated statements of income and comprehensive income for the three and nine-month periods ended June 30, 2017 and 2016 and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2017 and 2016. These financial statements are the responsibility of the Company’s management.
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
August 2, 2017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis, which appears in Item 7 of Exhibit 99.1 to our Current Report on Form 8-K dated April 12, 2017.
Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995
The statements contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: our ability to continue to access the credit and capital markets to satisfy our liquidity requirements; regulatory trends and decisions, including the impact of rate proceedings before various state regulatory commissions; the impact of adverse economic conditions on our customers; the effects of inflation and changes in the availability and price of natural gas; the availability and accessibility of contracted gas supplies, interstate pipeline and/or storage services; market risks beyond our control affecting our risk management activities, including commodity price volatility, counterparty creditworthiness or performance and interest rate risk; the concentration of our distribution, pipeline and storage operations in Texas; increased competition from energy suppliers and alternative forms of energy; adverse weather conditions; the capital-intensive nature of our natural gas distribution, pipeline and storage businesses; increased costs of providing health care benefits, along with pension and postretirement health care benefits and increased funding requirements; the inability to continue to hire, train and retain appropriate personnel; possible increased federal, state and local regulation of the safety of our operations; increased federal regulatory oversight and potential penalties; the impact of environmental regulations on our business; the impact of climate changes or related additional legislation or regulation in the future; the inherent hazards and risks involved in operating our distribution and pipeline and storage businesses; the threat of cyber-attacks or acts of cyber-terrorism that could disrupt our business operations and information technology systems; natural disasters, terrorist activities or other events and other risks and uncertainties discussed herein, all of which are difficult to predict and many of which are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.
OVERVIEW
Atmos Energy and our subsidiaries are engaged primarily in the regulated natural gas distribution and transmission and storage businesses, as well as our natural gas marketing business through December 31, 2016. We distribute natural gas through sales and transportation arrangements to approximately three million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at June 30, 2017 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.
Through December 31, 2016, our natural gas marketing business provided natural gas management and marketing services to municipalities, other local gas distribution companies and industrial customers primarily in the Midwest and Southeast. We completed the sale of this business in January 2017.

We manage and review our consolidated operations through the following three reportable segments:

•	The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states.

•
The pipeline and storage segment is comprised primarily of the pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana, which were included in our former nonregulated segment.

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
Our critical accounting policies used in the preparation of our consolidated financial statements are described in Item 7 of Exhibit 99.1 to our Current Report on Form 8-K dated April 12, 2017 and include the following:

•	Regulation

•	Unbilled revenue

•	Pension and other postretirement plans

•	Contingencies

•	Financial instruments and hedging activities

•	Fair value measurements

•	Impairment assessments
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the nine months ended June 30, 2017.

Non-GAAP Financial Measure
Our operations are affected by the cost of natural gas. The cost of gas is passed through to our customers without markup and includes commodity price, transportation, storage, injection and withdrawal fees and settlements of financial instruments used to mitigate commodity price risk. These costs are reflected in the income statement as purchased gas cost. Therefore, increases in the cost of gas are offset by a corresponding increase in revenues. Accordingly, we believe Gross Profit, a non-GAAP financial measure defined as operating revenues less purchased gas cost, is a better indicator of our financial performance than operating revenues as it provides a useful and more relevant measure to analyze our financial performance. As such, the following discussion and analysis of our financial performance will reference gross profit rather than operating revenues and purchased gas cost individually.

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
The pursuit of our strategy was the primary driver for our decision to sell our nonregulated natural gas marketing business and to fully exit that business. The sale was announced in October 2016 and closed in January 2017 with the receipt of $140.3 million in cash proceeds, including working capital. We recorded a net gain of $0.03 per diluted share on the sale in the second quarter of fiscal 2017. The proceeds received from the transaction were used to fund infrastructure additions and enhancements in our remaining businesses. As a result of the sale, the results of operations for the divested business have been presented as discontinued operations in the tables below:

	Three Months Ended June 30
	2017	2016	Change
	(In thousands, except per share data)
Distribution operations	$36,514	$30,361	$6,153
Pipeline and storage operations	34,294	35,782	(1,488)
Net income from continuing operations	70,808	66,143	4,665
Net income from discontinued operations	—	5,050	(5,050)
Net income	$70,808	$71,193	$(385)

Diluted EPS from continuing operations	$0.67	$0.64	$0.03
Diluted EPS from discontinued operations	—	0.05	(0.05)
Consolidated diluted EPS	$0.67	$0.69	$(0.02)

	Nine Months Ended June 30
	2017	2016	Change
	(In thousands, except per share data)
Distribution operations	$253,023	$219,377	$33,646
Pipeline and storage operations	93,835	91,315	2,520
Net income from continuing operations	346,858	310,692	36,166
Net income from discontinued operations	13,710	5,172	8,538
Net income	$360,568	$315,864	$44,704

Diluted EPS from continuing operations	$3.27	$3.01	$0.26
Diluted EPS from discontinued operations	0.13	0.05	0.08
Consolidated diluted EPS	$3.40	$3.06	$0.34
Net income from continuing operations increased 12 percent, compared to the prior-year period, despite weather that was 30 percent warmer than normal and 12 percent warmer than the prior-year period, primarily due to positive rate outcomes and customer growth in our distribution business. During the nine months ended June 30, 2017, our distribution segment completed 17 regulatory proceedings, resulting in an increase in annual operating income of $85.0 million and had four ratemaking efforts in progress at June 30, 2017 seeking $17.1 million of additional annual operating income. Additionally, on January 6, 2017, our Atmos Pipeline - Texas Division filed its statement of intent seeking $63.6 million, as adjusted in its rebuttal case, in additional annual operating income. On August 1, 2017, a final order was issued resulting in a $13 million increase in annual operating income. Our discontinued natural gas marketing results for the nine months ended June 30, 2017 primarily include a pre-tax gain of $10.6 million recognized in the first fiscal quarter related to the discontinuance of cash flow hedging for our natural gas marketing commodity contracts and a $2.7 million net gain on sale recognized in January 2017 upon completion of the sale.
Capital expenditures for the first nine months of fiscal 2017 were $812.1 million. Approximately 82 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less. We expect our capital expenditures to range between $1.1 billion and $1.25 billion for fiscal 2017. We funded our capital expenditure program primarily through operating cash flows of $745.6 million. Additionally, we issued approximately $885 million of long-term debt and $100 million of common stock during the nine month period ending June 30, 2017. The net proceeds from these issuances was primarily used to repay maturing long-term debt and to reduce short-term debt.
In addition, we acquired EnLink Pipeline in the first fiscal quarter of 2017 for an all–cash price of $86.1 million, inclusive of working capital. The acquisition of EnLink Pipeline increases the capacity on our APT intrastate pipeline to serve transportation customers in North Texas, which continues to experience significant population growth.
As a result of our sustained financial performance, cash flows and capital structure, our Board of Directors increased the quarterly dividend by 7.1 percent for fiscal 2017.

Distribution Segment
The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states. The primary factors that impact the results of this segment are our ability to earn our authorized rates of return, the cost of natural gas, competitive factors in the energy industry and economic conditions in our service areas.
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

Three Months Ended June 30, 2017 compared with Three Months Ended June 30, 2016
Financial and operational highlights for our distribution segment for the three months ended June 30, 2017 and 2016 are presented below.

	Three Months Ended June 30
	2017	2016	Change
	(In thousands, unless otherwise noted)
Operating revenues	$494,060	$424,905	$69,155
Purchased gas cost	197,767	147,569	50,198
Gross profit	296,293	277,336	18,957
Operating expenses	219,241	213,674	5,567
Operating income	77,052	63,662	13,390
Miscellaneous income (expense)	(62)	1,243	(1,305)
Interest charges	18,394	18,677	(283)
Income before income taxes	58,596	46,228	12,368
Income tax expense	22,082	15,867	6,215
Net income	$36,514	$30,361	$6,153
Consolidated distribution sales volumes — MMcf	42,974	39,040	3,934
Consolidated distribution transportation volumes — MMcf	33,307	30,416	2,891
Total consolidated distribution throughput — MMcf	76,281	69,456	6,825
Consolidated distribution average cost of gas per Mcf sold	$4.60	$3.78	$0.82
Income for our distribution segment increased 20 percent, primarily due to a $19.0 million increase in gross profit, partially offset with a $5.6 million increase in operating expenses. The quarter-over-quarter increase in gross profit primarily reflects:

•	a $13.7 million net increase in rate adjustments, primarily in our Mid-Tex, West Texas, Louisiana and Mississippi Divisions.

•	Customer growth, primarily in our Mid-Tex Division, which contributed an incremental $1.1 million.

•	a $1.8 million net increase in residential and commercial consumption, primarily in our Mid-Tex Division.
The increase in operating expenses, which includes operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, was primarily due to higher depreciation and property tax expense associated with increased capital investments, as well as higher administrative expenses.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended June 30, 2017 and 2016. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended June 30
	2017	2016	Change
	(In thousands)
Mid-Tex	$37,055	$33,562	$3,493
Kentucky/Mid-States	13,073	7,126	5,947
Louisiana	11,051	10,051	1,000
West Texas	6,639	5,659	980
Mississippi	3,437	3,916	(479)
Colorado-Kansas	3,842	3,111	731
Other	1,955	237	1,718
Total	$77,052	$63,662	$13,390

Nine Months Ended June 30, 2017 compared with Nine Months Ended June 30, 2016
Financial and operational highlights for our distribution segment for the nine months ended June 30, 2017 and 2016 are presented below.

	Nine Months Ended June 30
	2017	2016	Change
	(In thousands, unless otherwise noted)
Operating revenues	$2,211,257	$1,936,475	$274,782
Purchased gas cost	1,106,209	912,231	193,978
Gross profit	1,105,048	1,024,244	80,804
Operating expenses	646,299	622,100	24,199
Operating income	458,749	402,144	56,605
Miscellaneous income	334	804	(470)
Interest charges	56,437	57,481	(1,044)
Income before income taxes	402,646	345,467	57,179
Income tax expense	149,623	126,090	23,533
Net income	$253,023	$219,377	$33,646
Consolidated regulated distribution sales volumes — MMcf	215,158	227,664	(12,506)
Consolidated regulated distribution transportation volumes — MMcf	109,397	103,304	6,093
Total consolidated regulated distribution throughput — MMcf	324,555	330,968	(6,413)
Consolidated regulated distribution average cost of gas per Mcf sold	$5.14	$4.01	$1.13
Income for our distribution segment increased 15 percent, primarily due to an $80.8 million increase in gross profit, partially offset with a $24.2 million increase in operating expenses. The year-over-year increase in gross profit primarily reflects:

•	a $59.0 million net increase in rate adjustments, primarily in our Mid-Tex, Louisiana and Mississippi Divisions.

•	Customer growth, primarily in our Mid-Tex and Tennessee service areas, which contributed an incremental $5.4 million.

•	a $3.8 million increase in revenue-related taxes in our Mid-Tex and West Texas Divisions, offset by a corresponding $3.5 million increase in the related tax expense.

•	a $4.2 million increase in transportation primarily in our Kentucky/Mid-States, Mid-Tex and West Texas Divisions.

•	a $2.1 million net increase in residential consumption, primarily in our Mid-Tex Division.
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
The following table shows our operating income by distribution division, in order of total rate base, for the nine months ended June 30, 2017 and 2016. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Nine Months Ended June 30
	2017	2016	Change
	(In thousands)
Mid-Tex	$200,607	$181,858	$18,749
Kentucky/Mid-States	69,821	56,911	12,910
Louisiana	61,276	50,754	10,522
West Texas	42,590	38,793	3,797
Mississippi	41,197	40,369	828
Colorado-Kansas	33,878	31,189	2,689
Other	9,380	2,270	7,110
Total	$458,749	$402,144	$56,605

Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first nine months of fiscal 2017, we completed 17 regulatory proceedings, resulting in an $85.0 million increase in annual operating income as summarized below.

Rate Action	Annual Increase in Operating Income
(In thousands)
Annual formula rate mechanisms	$84,190
Rate case filings	6
Other rate activity	784
$84,980

Additionally, the following ratemaking efforts seeking $17.1 million in annual operating income were in progress as of June 30, 2017:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Louisiana	Formula Rate Mechanism	LGS(1)	6,237
Mississippi	Infrastructure Mechanism	Mississippi	7,600
Colorado-Kansas	Rate Case	Colorado	2,916
Kentucky/Mid-States	Infrastructure Mechanism	Virginia	308
			$17,061

(1)	The proposed increase for LGS customers was implemented on July 1, 2017, subject to refund.
Annual Formula Rate Mechanisms
As an instrument to reduce regulatory lag, formula rate mechanisms allow us to refresh our rates on an annual basis without filing a formal rate case. However, these filings still involve discovery by the appropriate regulatory authorities prior to the final determination of rates under these mechanisms. We currently have formula rate mechanisms in our Louisiana, Mississippi and Tennessee operations and in substantially all of our Texas divisions. Additionally, we have specific infrastructure programs in substantially all of our distribution divisions with tariffs in place to permit the investment associated with these programs to have their surcharge rate adjusted annually to recover approved capital costs incurred in a prior test-year period. The following table summarizes our annual formula rate mechanisms by state:

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

The following annual formula rate mechanisms were approved during the nine months ended June 30, 2017:

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	Effective Date
		(In thousands)
2017 Filings:
Mid-Tex	Mid-Tex DARR (1)	09/30/2016	$9,672	06/01/2017
Mid-Tex	Mid-Tex Cities RRM	12/31/2016	36,239	06/01/2017
Kentucky/Mid-States	Tennessee ARM	05/31/2016	6,740	06/01/2017
Mid-Tex	Mid-Tex Environs	12/31/2016	1,568	05/23/2017
West Texas	West Texas Environs	12/31/2016	872	05/23/2017
West Texas	West Texas ALDC	12/31/2016	4,682	04/25/2017
Louisiana	TransLa (2)	09/30/2016	4,392	04/01/2017
West Texas	West Texas Cities RRM	09/30/2016	4,255	03/15/2017
Colorado-Kansas	Kansas	09/30/2016	801	02/09/2017
Mississippi	Mississippi SRF	10/31/2017	4,390	01/12/2017
Mississippi	Mississippi SIR	10/31/2017	3,334	01/01/2017
Mississippi	Mississippi SGR	10/31/2017	1,292	01/01/2017
Colorado-Kansas	Colorado SSIR	12/31/2017	1,350	01/01/2017
Kentucky/Mid-States	Kentucky PRP	09/30/2017	4,981	10/14/2016
Kentucky/Mid-States	Virginia SAVE	09/30/2017	(378)	10/01/2016
Total 2017 Filings			$84,190

(1)
The Company and the City of Dallas were unable to arrive at a mutually agreeable settlement; therefore the DARR rates were implemented, subject to refund, pending the outcome of an appeal filed with the Texas Railroad Commission.

(2)	The Trans Louisiana RSC rates were implemented subject to refund on April 1, 2017.
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

The following table summarizes the rate cases that were completed during the nine months ended June 30, 2017:

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

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the nine months ended June 30, 2017:

Division	Jurisdiction	Rate Activity	Additional Annual Operating Income	Effective Date
		(In thousands)
2017 Other Rate Activity:
Colorado-Kansas	Kansas	Ad-Valorem(1)	$784	2/1/2017
Total 2017 Other Rate Activity			$784

(1)	The Ad Valorem filing relates to a collection of property taxes in excess of the amount included in our Kansas service area's base rates.
Pipeline and Storage Segment
Our pipeline and storage segment consists of the pipeline and storage operations of our Atmos Pipeline–Texas Division (APT) and our natural gas transmission operations in Louisiana, which were previously included in our former nonregulated segment. APT is one of the largest intrastate pipeline operations in Texas with a heavy concentration in the established natural gas producing areas of central, northern, eastern and western Texas, extending into or near the major producing areas of the Barnett Shale, the Texas Gulf Coast and the Delaware and Midland Basins of West Texas. APT provides transportation and storage services to our Mid-Tex Division, other third-party local distribution companies, industrial and electric generation customers, as well as marketers and producers. As part of its pipeline operations, APT manages five underground storage facilities in Texas.
Our natural gas transmission operations in Louisiana are comprised of a proprietary 21-mile pipeline located in New Orleans, Louisiana that is primarily used to aggregate gas supply for our distribution division in Louisiana under a long-term contract and on a more limited basis, to third parties. The demand fee charged to our Louisiana distribution division for these services is subject to regulatory approval by the Louisiana Public Service Commission. We also manage two asset management plans which have been approved by applicable state regulatory commissions. Generally, these asset management plans require us to share with our distribution customers a significant portion of the cost savings earned from these arrangements.
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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. However, GRIP also requires a utility to file a statement of intent at least once every five years to review its costs and expenses, including capital costs filed for recovery under GRIP. However, APT is precluded from submitting a GRIP filing until a final order has been issued on the statement of intent. Accordingly, APT has not yet submitted its annual GRIP filing for calendar year 2016. On January 6, 2017, APT filed its statement of intent seeking $63.6 million, as adjusted in its rebuttal case, in additional annual operating income. On August 1, 2017, a final order was issued resulting in a $13 million increase in annual operating income.
On December 21, 2016, the Louisiana Public Service Commission approved an annual increase of five percent to the demand fee charged by our natural gas transmission pipeline for each of the next 10 years, effective October 1, 2017. This agreement will replace the existing agreement that expires in September 2017.

Three Months Ended June 30, 2017 compared with Three Months Ended June 30, 2016
Financial and operational highlights for our pipeline and storage segment for the three months ended June 30, 2017 and 2016 are presented below.

	Three Months Ended June 30
	2017	2016	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$84,594	$85,262	$(668)
Third-party transportation revenue	27,369	23,877	3,492
Other revenue	5,320	4,716	604
Total operating revenues	117,283	113,855	3,428
Total purchased gas cost	1,251	(438)	1,689
Gross profit	116,032	114,293	1,739
Operating expenses	52,420	49,559	2,861
Operating income	63,612	64,734	(1,122)
Miscellaneous expense	(227)	(125)	(102)
Interest charges	10,104	9,002	1,102
Income before income taxes	53,281	55,607	(2,326)
Income tax expense	18,987	19,825	(838)
Net income	$34,294	$35,782	$(1,488)
Gross pipeline transportation volumes — MMcf	192,543	158,758	33,785
Consolidated pipeline transportation volumes — MMcf	159,023	128,881	30,142
Net income for our pipeline and storage segment decreased four percent, primarily due to a $2.9 million increase in operating expenses, offset by a $1.7 million increase in gross profit. The increase in gross profit is primarily the result of higher through system revenue of $1.3 million, largely related to incremental throughput on the EnLink Pipeline, which was acquired in the first quarter of fiscal 2017, and higher basis spreads due to increased production in the Permian Basin. As noted above, as a result of the annual rate case, we did not file our annual GRIP filing during the second quarter of fiscal 2017, which influenced this segment's performance quarter-over-quarter.
Operating expenses, which includes operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, increased $2.9 million, primarily due to higher depreciation expense and property taxes associated with increased capital investments and the acquisition of EnLink Pipeline.

Nine Months Ended June 30, 2017 compared with Nine Months Ended June 30, 2016
Financial and operational highlights for our pipeline and storage segment for the nine months ended June 30, 2017 and 2016 are presented below.

	Nine Months Ended June 30
	2017	2016	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$251,354	$229,916	$21,438
Third-party transportation revenue	72,414	66,393	6,021
Other revenue	15,439	18,115	(2,676)
Total operating revenues	339,207	314,424	24,783
Total purchased gas cost	2,331	(72)	2,403
Gross profit	336,876	314,496	22,380
Operating expenses	159,871	143,859	16,012
Operating income	177,005	170,637	6,368
Miscellaneous expense	(784)	(894)	110
Interest charges	30,035	27,294	2,741
Income before income taxes	146,186	142,449	3,737
Income tax expense	52,351	51,134	1,217
Net income	$93,835	$91,315	$2,520
Gross pipeline transportation volumes — MMcf	574,556	526,532	48,024
Consolidated pipeline transportation volumes — MMcf	425,150	373,080	52,070
Net income for our pipeline and storage segment increased three percent, primarily due to a $22.4 million increase in gross profit, offset by a $16.0 million increase in operating expenses. The increase in gross profit primarily reflects a $22.1 million increase in rates from the GRIP filings approved in fiscal 2016.
Operating expenses, which includes operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, increased $16.0 million, primarily due to increased levels of pipeline maintenance and integrity activities and higher depreciation expense and property taxes associated with increased capital investments and the acquisition of EnLink Pipeline.
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

Three Months Ended June 30, 2017 compared with Three Months Ended June 30, 2016
Financial and operating highlights for our natural gas marketing segment for the three months ended June 30, 2017 and 2016 are presented below.

	Three Months Ended June 30
	2017	2016	Change
	(In thousands, unless otherwise noted)
Operating revenues	$—	$200,213	$(200,213)
Purchased gas cost	—	184,398	(184,398)
Gross profit	—	15,815	(15,815)
Operating income	—	7,047	(7,047)
Operating income	—	8,768	(8,768)
Miscellaneous income	—	56	(56)
Interest charges	—	360	(360)
Income before income taxes	—	8,464	(8,464)
Income tax expense	—	3,414	(3,414)
Net income from discontinued operations	$—	$5,050	$(5,050)
Gross natural gas marketing delivered gas sales volumes — MMcf	—	84,415	(84,415)
Consolidated natural gas marketing delivered gas sales volumes — MMcf	—	72,742	(72,742)
Net physical position (Bcf)	—	29.4	(29.4)

Nine Months Ended June 30, 2017 compared with Nine Months Ended June 30, 2016
Financial and operating highlights for our natural gas marketing segment for the nine months ended June 30, 2017 and 2016 are presented below.

	Nine Months Ended June 30
	2017	2016	Change
	(In thousands, unless otherwise noted)
Operating revenues	$303,474	$728,989	$(425,515)
Purchased gas cost	277,554	698,445	(420,891)
Gross profit	25,920	30,544	(4,624)
Operating expenses	7,874	19,940	(12,066)
Operating income	18,046	10,604	7,442
Miscellaneous income	30	171	(141)
Interest charges	241	2,108	(1,867)
Income before income taxes	17,835	8,667	9,168
Income tax expense	6,841	3,495	3,346
Income from discontinued operations	10,994	5,172	5,822
Gain on sale of discontinued operations, net of tax	2,716	—	2,716
Net income from discontinued operations	$13,710	$5,172	$8,538
Gross nonregulated delivered gas sales volumes — MMcf	90,223	280,588	(190,365)
Consolidated nonregulated delivered gas sales volumes — MMcf	78,646	245,702	(167,056)
Net physical position (Bcf)	—	29.4	(29.4)

The $8.5 million year-over-year increase in net income from discontinued operations primarily reflects the recognition of a net $6.6 million noncash gain from unwinding hedge accounting for certain of the natural gas marketing business's financial positions in connection with the sale of AEM. Additionally, we recognized a $2.7 million net gain on sale upon completion of the sale of AEM to CES in January 2017.

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
During the first nine months of fiscal 2017, we issued 1,303,494 shares under our ATM program and received net proceeds of $98.8 million. Substantially all shares have now been issued under this program. Additionally, on June 8, 2017, we completed a public offering of $500 million of 3.00% senior unsecured notes due 2027 and $250 million of 4.125% senior unsecured notes due 2044. The net proceeds of approximately $753 million were used to repay our $250 million 6.35% senior unsecured notes at maturity on June 15, 2017 and for general corporate purposes, including the repayment of working capital borrowings pursuant to our commercial paper program. At June 30, 2017, approximately $1.6 billion of securities remain available for issuance under the shelf registration statement.
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of June 30, 2017, September 30, 2016 and June 30, 2016:

	June 30, 2017		September 30, 2016		June 30, 2016
	(In thousands, except percentages)
Short-term debt	$258,573	3.6%	$829,811	12.3%	$670,466	10.2%
Long-term debt	3,066,734	42.4%	2,438,779	36.2%	2,438,699	37.1%
Shareholders’ equity	3,901,710	54.0%	3,463,059	51.5%	3,466,724	52.7%
Total	$7,227,017	100.0%	$6,731,649	100.0%	$6,575,889	100.0%

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, prices for our products and services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the nine months ended June 30, 2017 and 2016 are presented below.

	Nine Months Ended June 30
	2017	2016	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$745,561	$629,946	$115,615
Investing activities	(747,355)	(783,399)	36,044
Financing activities	24,037	191,006	(166,969)
Change in cash and cash equivalents	22,243	37,553	(15,310)
Cash and cash equivalents at beginning of period	47,534	28,653	18,881
Cash and cash equivalents at end of period	$69,777	$66,206	$3,571
Cash flows from operating activities
Period-over-period changes in our operating cash flows are primarily attributable to changes in net income and working capital changes, particularly within our distribution segment resulting from changes in the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.
For the nine months ended June 30, 2017, we generated cash flow of $745.6 million from operating activities compared with $629.9 million for the nine months ended June 30, 2016. The $115.6 million increase in operating cash flows reflects the positive cash effects of successful rate case outcomes achieved in fiscal 2016 and changes in working capital, primarily the recovery of deferred purchased gas costs.
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
For the nine months ended June 30, 2017, cash used for investing activities was $747.4 million compared to $783.4 million in the prior-year period. Capital spending increased by $22.5 million, or 2.8 percent, as a result of planned increases in our distribution segment to repair and replace vintage pipe, partially offset by a decrease in spending in our pipeline and storage segment as a result of the substantial completion of an APT project to improve the reliability of gas service to its local distribution company customers. Cash flows from investing activities also include proceeds of $140.3 million received from the sale of AEM, a portion of the proceeds received from the completion of a State of Texas use tax audit and the $86.1 million used to purchase Enlink Pipeline in the first fiscal quarter of 2017.
Cash flows from financing activities
For the nine months ended June 30, 2017, our financing activities generated $24.0 million of cash compared with $191.0 million generated in the prior-year period. The $167.0 million decrease in cash provided by financing activities is primarily due to the reduction in our short-term debt, partially offset by an increase in our long-term debt.

The following table summarizes our share issuances for the nine months ended June 30, 2017 and 2016:

	Nine Months Ended June 30
	2017	2016
Shares issued:
Direct Stock Purchase Plan	90,789	107,736
1998 Long-Term Incentive Plan	529,060	597,470
Retirement Savings Plan and Trust	205,972	282,578
At-the-Market (ATM) Equity Distribution Program	1,303,494	1,360,756
Total shares issued	2,129,315	2,348,540

The year-over-year decrease in the number of shares issued primarily reflects a decrease in shares issued under the Retirement Savings Plan and Trust and the 1998 Long-Term Incentive Plan.

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
We finance our short-term borrowing requirements through a combination of a $1.5 billion commercial paper program and three committed revolving credit facilities with third-party lenders that provide a total of approximately $1.5 billion of working capital funding. As of June 30, 2017, the amount available to us under our credit facilities, net of commercial paper and outstanding letters of credit, was $1.3 billion.
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of June 30, 2017, both rating agencies maintained a stable outlook. Our current debt ratings are all considered investment grade and are as follows:

	S&P	Moody’s
Senior unsecured long-term debt	A	A2
Short-term debt	A-1	P-1
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
A credit rating is not a recommendation to buy, sell or hold securities. The highest investment grade credit rating is AAA for S&P and Aaa for Moody’s. The lowest investment grade credit rating is BBB- for S&P and Baa3 for Moody’s. Our credit ratings may be revised or withdrawn at any time by the rating agencies, and each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered, or withdrawn entirely, by a rating agency if, in its judgment, circumstances so warrant.
Debt Covenants
We were in compliance with all of our debt covenants as of June 30, 2017. Our debt covenants are described in greater detail in Note 5 to the unaudited condensed consolidated financial statements.

Contractual Obligations and Commercial Commitments
Except as noted in Note 9 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the nine months ended June 30, 2017.

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
The following table shows the components of the change in fair value of our financial instruments for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended June 30		Nine Months Ended June 30
	2017	2016	2017	2016
	(In thousands)
Fair value of contracts at beginning of period	$(114,004)	$(203,949)	$(279,543)	$(153,981)
Contracts realized/settled	37,172	1,196	48,928	1,185
Fair value of new contracts	557	2,377	(1,040)	2,434
Other changes in value	(29,869)	(62,709)	125,511	(112,723)
Fair value of contracts at end of period	(106,144)	(263,085)	(106,144)	(263,085)
Netting of cash collateral	—	39,067	—	39,067
Cash collateral and fair value of contracts at period end	$(106,144)	$(224,018)	$(106,144)	$(224,018)
The fair value of our financial instruments at June 30, 2017 is presented below by time period and fair value source:

	Fair Value of Contracts at June 30, 2017
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$2,730	$(108,874)	$—	$—	$(106,144)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$2,730	$(108,874)	$—	$—	$(106,144)
Pension and Postretirement Benefits Obligations
For the nine months ended June 30, 2017 and 2016, our total net periodic pension and other benefits costs were $34.7 million and $34.5 million. A substantial portion of those costs relating to our natural gas distribution operations are recoverable through our gas distribution rates; however, a portion of these costs is capitalized into our distribution rate base. The remaining costs are recorded as a component of operation and maintenance expense.
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
The amount with which we fund our defined benefit plan is determined in accordance with the Pension Protection Act of 2006 (PPA) and is influenced by the funded position of the plan when the funding requirements are determined on January 1 of each year. Based upon the determination as of January 1, 2017, we are not required to make a minimum contribution to our defined benefit plan during fiscal 2017. However, in June 2017, we made a voluntary contribution of $5.0 million.
For the nine months ended June 30, 2017 we contributed $9.9 million to our postretirement medical plans. We anticipate contributing a total of between $10 million and $20 million to our postretirement plans during fiscal 2017.

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

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three and nine-month periods ended June 30, 2017 and 2016.
Distribution Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2017	2016	2017	2016
METERS IN SERVICE, end of period
Residential	2,935,136	2,903,099	2,935,136	2,903,099
Commercial	268,734	266,435	268,734	266,435
Industrial	1,682	1,815	1,682	1,815
Public authority and other	8,301	8,377	8,301	8,377
Total meters	3,213,853	3,179,726	3,213,853	3,179,726

INVENTORY STORAGE BALANCE — Bcf	50.4	51.3	50.4	51.3
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	17,137	16,407	115,568	125,334
Commercial	15,960	14,718	71,435	73,990
Industrial	8,719	6,728	22,859	22,618
Public authority and other	1,158	1,187	5,296	5,722
Total gas sales volumes	42,974	39,040	215,158	227,664
Transportation volumes	35,020	33,367	116,227	112,477
Total throughput	77,994	72,407	331,385	340,141
OPERATING REVENUES (000’s)(1)
Gas sales revenues
Residential	$294,000	$260,634	$1,385,444	$1,240,184
Commercial	136,611	113,075	588,273	507,580
Industrial	28,150	19,766	106,167	74,167
Public authority and other	8,591	7,309	38,307	34,402
Total gas sales revenues	467,352	400,784	2,118,191	1,856,333
Transportation revenues	20,439	18,097	67,227	60,202
Other gas revenues	6,269	6,024	25,839	19,940
Total operating revenues	$494,060	$424,905	$2,211,257	$1,936,475
Average cost of gas per Mcf sold	$4.60	$3.78	$5.14	$4.01
See footnote following these tables.

Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2017	2016	2017	2016
CUSTOMERS, end of period
Industrial	92	90	92	90
Other	239	214	239	214
Total	331	304	331	304

INVENTORY STORAGE BALANCE — Bcf	1.1	2.4	1.1	2.4
PIPELINE TRANSPORTATION VOLUMES — MMcf(1)	192,543	158,758	574,556	526,532
OPERATING REVENUES (000’s)(1)	$117,283	$113,855	$339,207	$314,424
Note to preceding tables:

(1)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.
RECENT ACCOUNTING DEVELOPMENTS
Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A of Exhibit 99.1 to our Current Report on Form 8-K dated April 12, 2017. During the nine months ended June 30, 2017, except for the effects of the sale of AEM on our market risk, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of the fiscal year ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the nine months ended June 30, 2017, there were no material changes in the status of the litigation and other matters that were disclosed in Note 11 of our Fiscal 2016 Financial Statements. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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
Date: August 2, 2017

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