Form 10-K
period 2017-09-30
ATMOS ENERGY CORP
filed 2017-11-13
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
OR
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.45) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer    ☑    Accelerated filer    ☐    Non-accelerated filer    ☐    Smaller reporting company    ☐    Emerging growth company    ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No  ☑
The aggregate market value of the common voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2017, was $8,146,262,574.
As of November 8, 2017, the registrant had 106,112,709 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed for the Annual Meeting of Shareholders on February 7, 2018 are incorporated by reference into Part III of this report.

GLOSSARY OF KEY TERMS

AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated Other Comprehensive Income
ARM	Annual Rate Mechanism
ATO	Trading symbol for Atmos Energy Corporation common stock on the New York Stock Exchange
Bcf	Billion cubic feet
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DARR	Dallas Annual Rate Review
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
Gross Profit	Non-GAAP measure defined as operating revenues less purchased gas cost
GSRS	Gas System Reliability Surcharge
KPSC	Kentucky Public Service Commission
LTIP	1998 Long-Term Incentive Plan
Mcf	Thousand cubic feet
MDWQ	Maximum daily withdrawal quantity
Mid-Tex Cities
Represents all incorporated cities other than Dallas, or approximately 80 percent of the Mid-Tex Division’s customers, with whom a settlement agreement was reached during the fiscal 2008 second quarter.

MMcf	Million cubic feet
Moody’s	Moody’s Investor Service, Inc.
NGA	Natural Gas Act of 1938
NYMEX	New York Mercantile Exchange, Inc.
NYSE	New York Stock Exchange
PAP	Pension Account Plan
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SGR	Supplemental Growth Filing
SIR	System Integrity Rider
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
WNA	Weather Normalization Adjustment

PART I
The terms “we,” “our,” “us”, “Atmos Energy” and the “Company” refer to Atmos Energy Corporation and its subsidiaries, unless the context suggests otherwise.

ITEM 1.	Business.
Overview and Strategy
Atmos Energy Corporation, headquartered in Dallas, Texas, and incorporated in Texas and Virginia, is one of the country’s largest natural-gas-only distributors based on number of customers. We deliver natural gas through regulated sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers in eight states located primarily in the South. We also operate one of the largest intrastate pipelines in Texas based on miles of pipe.
Through December 31, 2016, we were also engaged in certain nonregulated businesses that provided natural gas management, marketing, transportation and storage services to municipalities, local gas distribution companies, including certain of our natural gas distribution divisions, and industrial customers principally in the Midwest and Southeast. Effective January 1, 2017, we sold all of the equity interests of Atmos Energy Marketing, LLC (AEM) to CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Inc. As a result of the sale, Atmos Energy has fully exited the nonregulated gas marketing business.
Atmos Energy's vision is to be the safest provider of natural gas services. We intend to achieve this vision by:

•	operating our business exceptionally well

•	investing in our people and infrastructure

•	enhancing our culture.
We believe the successful execution of this strategy has delivered excellent shareholder value. Over the last six years, regulatory mechanisms designed to minimize regulatory lag have enabled us to make significant capital investments to fortify and upgrade our distribution and transmission systems. The timely recovery of these investments has increased our rate base which has resulted in rising earnings per share during this time.
Our core values include focusing on our employees and customers while conducting our business with honesty and integrity. We continue to strengthen our culture through ongoing communications with our employees and enhanced employee training.
Operating Segments
As of September 30, 2017, we manage and review our consolidated operations through the following three reportable segments:

•	The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states and storage assets located in Kentucky and Tennessee.

•	The pipeline and storage segment is comprised primarily of the pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana.

•	The natural gas marketing segment is comprised of our discontinued natural gas marketing business.
These operating segments are described in greater detail below.

Distribution Segment Overview
Our distribution segment is primarily comprised of the regulated natural gas distribution and related sales and storage operations in our six regulated natural gas distribution divisions, which are used to support our regulated natural gas distribution operations in those states. The following table summarizes key information about these divisions, presented in order of total rate base. We operate in our service areas under terms of non-exclusive franchise agreements granted by the various cities and towns that we serve. At September 30, 2017, we held 1,008 franchises having terms generally ranging from five to 35 years. A significant number of our franchises expire each year, which require renewal prior to the end of their terms. Historically, we have successfully renewed these franchises and believe that we will continue to be able to renew our franchises as they expire.

Division	Service Areas	Communities Served	Customer Meters
Mid-Tex	Texas, including the Dallas/Fort Worth Metroplex	550	1,672,581
Kentucky/Mid-States	Kentucky	230	181,638
	Tennessee		147,620
	Virginia		24,153
Louisiana	Louisiana	270	359,920
West Texas	Amarillo, Lubbock, Midland	80	311,188
Mississippi	Mississippi	110	270,754
Colorado-Kansas	Colorado	170	118,410
	Kansas		135,141
Revenues in this operating segment are established by regulatory authorities in the states in which we operate. These rates are intended to be sufficient to cover the costs of conducting business and to provide a reasonable return on invested capital. In addition, we transport natural gas for others through our distribution systems.
Rates established by regulatory authorities often include cost adjustment mechanisms for costs that (i) are subject to significant price fluctuations compared to our other costs, (ii) represent a large component of our cost of service and (iii) are generally outside our control.
Purchased gas cost adjustment mechanisms represent a common form of cost adjustment mechanism. Purchased gas cost adjustment mechanisms provide natural gas distribution companies a method of recovering purchased gas costs on an ongoing basis without filing a rate case because they provide a dollar-for-dollar offset to increases or decreases in the cost natural gas. Therefore, although substantially all of our distribution operating revenues fluctuate with the cost of gas that we purchase, distribution gross profit (which is defined as operating revenues less purchased gas cost) is generally not affected by fluctuations in the cost of gas.
Additionally, some jurisdictions have performance-based ratemaking adjustments to provide incentives to distribution companies to minimize purchased gas costs through improved storage management and use of financial instruments to lock in gas costs. Under the performance-based ratemaking adjustments, purchased gas costs savings are shared between the utility and its customers.
Our supply of natural gas is provided by a variety of suppliers, including independent producers, marketers and pipeline companies, withdrawals of gas from proprietary and contracted storage assets and peaking and spot purchase agreements, as needed.
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
Except for local production purchases, we select our natural gas suppliers through a competitive bidding process by periodically requesting proposals from suppliers that have demonstrated that they can provide reliable service. We select these suppliers based on their ability to deliver gas supply to our designated firm pipeline receipt points at the lowest reasonable cost. Major suppliers during fiscal 2017 were BP Energy Company, Castleton Commodities Merchant Trading L.P., CenterPoint

Energy Services, Inc., Concord Energy LLC, ConocoPhillips Company, Devon Gas Services, L.P., Sequent Energy Management, L.P., Targa Gas Marketing LLC, Tenaska Gas Storage, LLC and Texla Energy Management, Inc.
The combination of base load, peaking and spot purchase agreements, coupled with the withdrawal of gas held in storage, allows us the flexibility to adjust to changes in weather, which minimizes our need to enter into long-term firm commitments. We estimate our peak-day availability of natural gas supply to be approximately 4.4 Bcf. The peak-day demand for our distribution operations in fiscal 2017 was on January 6, 2017, when sales to customers reached approximately 3.6 Bcf.
Currently, our distribution divisions utilize 38 pipeline transportation companies, both interstate and intrastate, to transport our natural gas. The pipeline transportation agreements are firm and many of them have “pipeline no-notice” storage service, which provides for daily balancing between system requirements and nominated flowing supplies. These agreements have been negotiated with the shortest term necessary while still maintaining our right of first refusal. The natural gas supply for our Mid-Tex Division is delivered primarily by our Atmos Pipeline — Texas Division (APT).
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
Pipeline and Storage Segment Overview
Our pipeline and storage segment consists of the pipeline and storage operations of APT and our natural gas transmission operations in Louisiana. APT is one of the largest intrastate pipeline operations in Texas with a heavy concentration in the established natural gas-producing areas of central, northern and eastern Texas, extending into or near the major producing areas of the Barnett Shale, the Texas Gulf Coast and the Delaware and Val Verde Basins of West Texas. Through it's system, APT provides transportation and storage services to our Mid-Tex Division, other third party local distribution companies, industrial and electric generation customers, marketers and producers. As part of its pipeline operations, APT owns and operates five underground storage reservoirs in Texas.
Gross profit earned from transportation and storage services for APT is subject to traditional ratemaking governed by the RRC. Rates are updated through periodic filings made under Texas’ Gas Reliability Infrastructure Program (GRIP). GRIP allows us to include in our rate base annually approved capital costs incurred in the prior calendar year provided that we file a complete rate case at least once every five years, the most recent filing was completed in 2017. APT’s existing regulatory mechanisms allow certain transportation and storage services to be provided under market-based rates.
Our natural gas transmission operations in Louisiana are comprised of a proprietary 21-mile pipeline located in New Orleans, Louisiana that is primarily used to aggregate gas supply for our distribution division in Louisiana under a long-term contract and on a more limited basis, to third parties. The demand fee charged to our Louisiana distribution division for these services is subject to regulatory approval by the Louisiana Public Service Commission. We also manage two asset management plans in Louisiana with distribution affiliates of the Company, which have been approved by applicable state regulatory commissions. Generally, these asset management plans require us to share with our distribution customers a significant portion of the cost savings earned from these arrangements.
Natural Gas Marketing Segment Overview
Through December 31, 2016, we were engaged in a nonregulated natural gas marketing business, which was conducted by Atmos Energy Marketing (AEM). AEM’s primary business was to aggregate and purchase gas supply, arrange transportation and storage logistics and ultimately deliver gas to customers at competitive prices.
As more fully described in Note 15, effective January 1, 2017, we sold all of the equity interests of AEM to CenterPoint Energy Services, Inc., a subsidiary of CenterPoint Energy Inc. As a result of the sale, Atmos Energy has fully exited the nonregulated natural gas marketing business. Accordingly, these operations have been reported as discontinued operations.
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

•
Infrastructure programs in place in the majority of our states that provide for an annual adjustment to rates for qualifying capital expenditures. Through our annual formula rate mechanisms and infrastructure programs, we have the ability to recover over 95 percent of our capital expenditures within six months.

•
Authorization in tariffs, statute or commission rules that allows us to defer certain elements of our cost of service such as depreciation, ad valorem taxes and pension costs, until they are included in rates.

•	WNA mechanisms in seven states that serve to minimize the effects of weather on approximately 97 percent of our distribution gross profit.

•	The ability to recover the gas cost portion of bad debts in five states.
The following table provides a jurisdictional rate summary for our regulated operations. This information is for regulatory purposes only and may not be representative of our actual financial position.

Division	Jurisdiction	Effective Date of Last Rate/GRIP Action	Rate Base (thousands)(1)	Authorized Rate of Return(1)	Authorized Debt/ Equity Ratio	Authorized Return on Equity(1)
Atmos Pipeline — Texas	Texas	08/01/2017	$1,767,600	8.87%	47/53	11.50%
Colorado-Kansas	Colorado	01/01/2016	129,094	7.82%	48/52	9.60%
	Colorado SSIR	01/01/2017	13,500	7.82%	48/52	9.60%
	Kansas	03/17/2016	200,564	(3)	(3)	(3)
	Kansas GSRS	02/09/2017	6,633	(3)	(3)	(3)
Kentucky/Mid-States	Kentucky	08/15/2016	335,833	(3)	(3)	(3)
	Kentucky PRP	11/14/2016	38,173	7.71%	51/49	9.80%
	Tennessee	06/01/2017	302,953	7.49%	47/53	9.80%
	Virginia	11/07/2016	47,581	(3)	(3)	(3)
Louisiana	Trans La	04/01/2017	156,200	7.50%	47/53	9.80%
	LGS	07/01/2017	385,435	7.43%	47/53	9.80%
Mid-Tex Cities	Texas	06/01/2017	2,362,937(2)	8.36%	45/55	10.50%
Mid-Tex — Dallas	Texas	06/01/2017	2,273,567(2)	8.38%	41/59	10.10%
Mississippi	Mississippi	01/12/2017	387,252	7.85%	47/53	9.73%
	Mississippi - SIR	01/01/2017	21,345	7.85%	47/53	9.73%
	Mississippi - SGR	01/01/2017	17,437	9.04%	47/53	12.00%
West Texas(4)	Texas	03/15/2017	(3)	(3)	(3)	10.50%
	Texas-GRIP	05/23/2017	476,665	8.57%	48/52	10.50%

Division	Jurisdiction	Bad Debt Rider(5)	Formula Rate	Infrastructure Mechanism	Performance Based Rate Program(6)	WNA Period
Atmos Pipeline — Texas	Texas	No	Yes	Yes	N/A	N/A
Colorado-Kansas	Colorado	No	No	Yes	No	N/A
	Kansas	Yes	No	Yes	No	October-May
Kentucky/Mid-States	Kentucky	Yes	No	Yes	Yes	November-April
	Tennessee	Yes	Yes	No	Yes	October-April
	Virginia	Yes	No	Yes	No	January-December
Louisiana	Trans La	No	Yes	Yes	No	December-March
	LGS	No	Yes	Yes	No	December-March
Mid-Tex Cities	Texas	Yes	Yes	Yes	No	November-April
Mid-Tex — Dallas	Texas	Yes	Yes	Yes	No	November-April
Mississippi	Mississippi	No	Yes	Yes	Yes	November-April
West Texas(4)	Texas	Yes	Yes	Yes	No	October-May

(1)
The rate base, authorized rate of return and authorized return on equity presented in this table are those from the most recent regulatory filing for each jurisdiction. These rate bases, rates of return and returns on equity are not necessarily indicative of current or future rate bases, rates of return or returns on equity.

(2)	The Mid-Tex Rate Base amounts for the Mid-Tex Cities and Mid-Tex Dallas areas, combined, represent “system-wide”, or 100 percent, of the Mid-Tex Division’s rate base.

(3)	A rate base, rate of return, return on equity or debt/equity ratio was not included in the respective state commission’s final decision.

(4)	On April 1, 2014, a rate case settlement approved by the West Texas Cities reestablished an annual rate mechanism for all West Texas Division cities except Amarillo, Channing, Dalhart and Lubbock.

(5)	The bad debt rider allows us to recover from ratepayers the gas cost portion of uncollectible accounts.

(6)	The performance-based rate program provides incentives to distribution companies to minimize purchased gas costs by allowing the companies and its customers to share the purchased gas costs savings.
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
Recent Ratemaking Activity
Substantially all of our regulated revenues in the fiscal years ended September 30, 2017, 2016 and 2015 were derived from sales at rates set by or subject to approval by local or state authorities. Net operating income increases resulting from ratemaking activity totaling $104.2 million, $122.5 million and $114.5 million, became effective in fiscal 2017, 2016 and 2015, as summarized below:

	Annual Increase to Operating Income For the Fiscal Year Ended September 30
Rate Action	2017	2016	2015
	(In thousands)
Annual formula rate mechanisms	$90,427	$114,974	$113,706
Rate case filings	12,961	7,716	711
Other ratemaking activity	784	(183)	78
	$104,172	$122,507	$114,495

Additionally, the following ratemaking efforts seeking $59.4 million in annual operating income were initiated during fiscal 2017 but had not been completed as of September 30, 2017:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Atmos Pipeline - Texas	GRIP	Texas	$28,988
Colorado-Kansas	Rate Case	Colorado	2,916
Kentucky/Mid-States	SAVE (1)	Virginia	308
	PRP (1) (4)	Kentucky	5,638
	Rate Case	Kentucky	4,778
	ARM (2) True-Up	Tennessee	850
Mississippi	SIR (1)	Mississippi	8,111
	SGR (3)	Mississippi	1,385
	SRF	Mississippi	4,214
Mid-Tex	Rate Case	City of Dallas	2,247
			$59,435

(1)	The Steps to Advance Virginia Energy (SAVE) Plan, the Pipeline Replacement Program (PRP) and the System Integrity Rider (SIR) surcharges relate to long-term programs to replace aging infrastructure.

(2)	The Annual Rate Mechanism (ARM) is a formula rate mechanism that refreshes the Company's rates on an annual basis.

(3)
The Mississippi Supplemental Growth Rider (SGR) permits the Company to pursue eligible industrial growth projects beyond the division's normal main extension policies with prior approval from the Mississippi Public Service Commission. For fiscal 2017, the Commission approved a total of $13.2 million and has also approved $10.2 million under the program for fiscal 2018.

(4)	On October 27, 2017, we received a final order from the Kentucky Public Service Commission approving this increase.

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

The following table summarizes our annual formula rate mechanisms with effective dates during the fiscal years ended September 30, 2017, 2016 and 2015:

Division	Jurisdiction	Test Year Ended	Increase (Decrease) in Annual Operating Income	Effective Date
			(In thousands)
2017 Filings:
Louisiana	LGS	12/2016	$6,237	07/01/2017
Mid-Tex	Mid-Tex DARR(1)	09/2016	9,672	06/01/2017
Mid-Tex	Mid-Tex Cities RRM	12/2016	36,239	06/01/2017
Kentucky/Mid-States	Tennessee ARM	05/2018	6,740	06/01/2017
Mid-Tex	Mid-Tex Environs	12/2016	1,568	05/23/2017
West Texas	West Texas Environs	12/2016	872	05/23/2017
West Texas	West Texas ALDC	12/2016	4,682	04/25/2017
Louisiana	TransLa	09/2016	4,392	04/01/2017
West Texas	West Texas Cities RRM	09/2016	4,255	03/15/2017
Colorado-Kansas	Kansas	09/2016	801	02/09/2017
Mississippi	Mississippi-SRF	10/2017	4,390	02/01/2017
Mississippi	Mississippi-SIR	10/2017	3,334	01/01/2017
Mississippi	Mississippi-SGR	10/2017	1,292	01/01/2017
Colorado-Kansas	Colorado-SSIR	12/2017	1,350	01/01/2017
Kentucky/Mid-States	Kentucky-PRP	09/2017	4,981	10/14/2016
Kentucky/Mid-States	Virginia-SAVE	09/2017	(378)	10/01/2016
Total 2017 Filings			$90,427

2016 Filings:
Louisiana	LGS	12/2015	$8,686	07/01/2016
Kentucky/Mid-States	Tennessee	05/2017	4,888	06/01/2016
Mid-Tex	Mid-Tex Cities RRM	12/2015	25,816	06/01/2016
Mid-Tex	Mid-Tex DARR	09/2015	5,429	06/01/2016
Mid-Tex	Mid-Tex Environs	12/2015	1,325	05/03/2016
Atmos Pipeline — Texas	Texas	12/2015	40,658	05/03/2016
West Texas	West Texas Environs	12/2015	646	05/03/2016
West Texas	West Texas ALDC	12/2015	3,484	04/26/2016
Louisiana	Trans La	09/2015	6,216	04/01/2016
Colorado-Kansas	Colorado	12/2016	764	01/01/2016
Mississippi	Mississippi-SRF	10/2016	9,192	01/01/2016
Mississippi	Mississippi-SGR	10/2016	250	12/01/2015
Kentucky/Mid-States	Kentucky-PRP	09/2016	3,786	10/01/2015
Kentucky/Mid-States	Virginia-SAVE	09/2016	118	10/01/2015
West Texas	West Texas Cities	09/2015	3,716	10/01/2015
Total 2016 Filings			$114,974

Division	Jurisdiction	Test Year Ended	Increase (Decrease) in Annual Operating Income	Effective Date
			(In thousands)
2015 Filings:
Louisiana	LGS	12/2014	$1,321	07/01/2015
West Texas	West Texas Environs	12/2014	697	06/12/2015
Mid-Tex	Mid-Tex Environs	12/2014	1,158	06/01/2015
Mid-Tex	Mid-Tex Cities	12/2014	16,801	06/01/2015
Mid-Tex	Mid-Tex DARR	09/2014	4,420	06/01/2015
West Texas	West Texas ALDC	12/2014	4,593	05/01/2015
Atmos Pipeline — Texas	Texas	12/2014	37,248	04/08/2015
Louisiana	Trans La	09/2014	(286)	04/01/2015
West Texas	West Texas Cities	09/2014	4,300	03/15/2015
Colorado-Kansas	Kansas	09/2014	301	02/01/2015
Mississippi	Mississippi-SRF	10/2015	4,441	02/01/2015
Mississippi	Mississippi-SGR	10/2015	782	11/01/2014
Kentucky/Mid-States	Kentucky	09/2015	4,382	10/10/2014
Kentucky/Mid-States	Virginia	09/2015	133	10/01/2014
Mid-Tex	Mid-Tex Cities	12/2013	33,415	06/01/2014
Total 2015 Filings			$113,706

(1)
The Company and the City of Dallas were unable to arrive at a mutually agreeable settlement; therefore, the DARR rates were implemented, subject to refund, pending the outcome of an appeal filed with the Texas Railroad Commission. The examiners issued a proposal for decision on October 30, 2017 recommending an increase of $9.2 million. The Company expects the Commission to issue a final order in December 2017.

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

Division	State	Increase in Annual Operating Income	Effective Date
		(In thousands)
2017 Rate Case Filings:
Atmos Pipeline - Texas	Texas	$12,955	08/01/2017
Kentucky/Mid-States	Virginia	6	12/27/2016
Total 2017 Rate Case Filings		$12,961
2016 Rate Case Filings:
Kentucky/Mid-States	Kentucky	$2,723	08/15/2016
Kentucky/Mid-States	Virginia	537	04/01/2016
Colorado-Kansas	Kansas	2,372	03/17/2016
Colorado-Kansas	Colorado	2,084	01/01/2016
Total 2016 Rate Case Filings		$7,716
2015 Rate Case Filings:
Kentucky/Mid-States	Tennessee	$711	06/01/2015
Total 2015 Rate Case Filings		$711

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the fiscal years ended September 30, 2017, 2016 and 2015:

Division	Jurisdiction	Rate Activity	Increase in Annual Operating Income	Effective Date
			(In thousands)
2017 Other Rate Activity:
Colorado-Kansas	Kansas	Ad-Valorem(1)	$784	02/01/2017
Total 2017 Other Rate Activity			$784
2016 Other Rate Activity:
Colorado-Kansas	Kansas	Ad-Valorem(1)	$(183)	02/01/2016
Total 2016 Other Rate Activity			$(183)
2015 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem(1)	$78	02/01/2015
Total 2015 Other Rate Activity			$78

(1)	The Ad Valorem filing relates to property taxes that are either over or uncollected compared to the amount included in our Kansas service area’s base rates.
Other Regulation
We are regulated by various state or local public utility authorities. We are also subject to regulation by the United States Department of Transportation with respect to safety requirements in the operation and maintenance of our transmission and distribution facilities. In addition, our operations are also subject to various state and federal laws regulating environmental matters. From time to time, we receive inquiries regarding various environmental matters. We believe that our properties and operations substantially comply with, and are operated in substantial conformity with, applicable safety and environmental statutes and regulations. There are no administrative or judicial proceedings arising under environmental quality statutes pending or known to be contemplated by governmental agencies which would have a material adverse effect on us or our operations. Our environmental claims have arisen primarily from former manufactured gas plant sites.
The Federal Energy Regulatory Commission (FERC) allows, pursuant to Section 311 of the Natural Gas Policy Act, gas transportation services through our Atmos Pipeline—Texas assets “on behalf of” interstate pipelines or local distribution companies served by interstate pipelines, without subjecting these assets to the jurisdiction of the FERC under the NGA. Additionally, the FERC has regulatory authority over the use and release of interstate pipeline and storage capacity. The FERC also has authority to detect and prevent market manipulation and to enforce compliance with FERC’s other rules, policies and orders by companies engaged in the sale, purchase, transportation or storage of natural gas in interstate commerce. We have taken what we believe are the necessary and appropriate steps to comply with these regulations.
In July 2010, the Dodd-Frank Act was enacted, representing an extensive overhaul of the framework for regulation of U.S. financial markets. The Dodd-Frank Act required various regulatory agencies, including the SEC and the Commodities Futures Trading Commission, to establish regulations for implementation of many of the provisions of the Dodd-Frank Act. A number of those regulations were adopted; we enacted procedures and modified existing business practices and contractual arrangements to comply with such regulations.
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
Our pipeline and storage operations historically faced competition from other existing intrastate pipelines seeking to provide or arrange transportation, storage and other services for customers. In the last few years, several new pipelines have been completed, which has increased the level of competition in this segment of our business.

Within our discontinued natural gas marketing operations, AEM competed with other natural gas marketers to provide natural gas management and other related services primarily to smaller customers requiring higher levels of balancing, scheduling and other related management services. AEM experienced increased competition in recent years primarily from investment banks and major integrated oil and natural gas companies who offer lower cost, basic services. The increased competition has reduced margins most notably on its high-volume accounts.
Employees
At September 30, 2017, we had 4,565 employees, consisting of 4,504 employees in our distribution operations and 61 employees in our pipeline and storage operations.
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
Shareholder Relations
Atmos Energy Corporation
P.O. Box 650205
Dallas, Texas 75265-0205
972-855-3729
Corporate Governance
In accordance with and pursuant to relevant related rules and regulations of the SEC as well as corporate governance-related listing standards of the New York Stock Exchange (NYSE), the Board of Directors of the Company has established and periodically updated our Corporate Governance Guidelines and Code of Conduct, which is applicable to all directors, officers and employees of the Company. In addition, in accordance with and pursuant to such NYSE listing standards, our Chief Executive Officer during fiscal 2017, Kim R. Cocklin, certified to the New York Stock Exchange that he was not aware of any violations by the Company of NYSE corporate governance listing standards. The Board of Directors also annually reviews and updates, if necessary, the charters for each of its Audit, Human Resources and Nominating and Corporate Governance Committees. All of the foregoing documents are posted on the Corporate Governance page of our website. We will also provide copies of all corporate governance documents free of charge upon request to Shareholder Relations at the address listed above.

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
Our long-term debt is currently rated as “investment grade” by Standard & Poor’s Corporation and Moody’s Investors Service, Inc. Similar to most companies, we rely upon access to both short-term and long-term credit and capital markets to satisfy our liquidity requirements. If adverse credit conditions were to cause a significant limitation on our access to the private credit and public capital markets, we could see a reduction in our liquidity. A significant reduction in our liquidity could in turn trigger a negative change in our ratings outlook or even a reduction in our credit ratings by one or more of the credit rating agencies. Such a downgrade could further limit our access to private credit and/or public capital markets and increase our costs of borrowing.
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
We are subject to regulatory oversight from various state and local regulatory authorities in the eight states that we serve. Therefore, our returns are continuously monitored and are subject to challenge for their reasonableness by the appropriate regulatory authorities or other third-party intervenors. In the normal course of business, as a regulated entity, we often need to place assets in service and establish historical test periods before rate cases that seek to adjust our allowed returns to recover that investment can be filed. Further, the regulatory review process can be lengthy in the context of traditional ratemaking. Because of this process, we suffer the negative financial effects of having placed assets in service without the benefit of rate relief, which is commonly referred to as “regulatory lag.”
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
Any adverse changes in economic conditions in the United States, especially in the states in which we operate, could adversely affect the financial resources of many domestic households and lead to an increase in mortgage defaults and significant decreases in the values of our customers’ homes and investment assets. As a result, our customers could seek to use less gas and make it more difficult for them to pay their gas bills. This would likely lead to slower collections and higher than normal levels of accounts receivable. This, in turn, could increase our financing requirements. Additionally, should economic conditions deteriorate, our industrial customers could seek alternative energy sources, which could result in lower sales volumes.
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
We are subject to market risks beyond our control, including (i) commodity price volatility caused by market supply and demand dynamics, counterparty performance or counterparty creditworthiness, and (ii) interest rate risk. We are generally insulated from commodity price risk through our purchased gas cost mechanisms. With respect to interest rate risk, we have been operating in a relatively low interest-rate environment in recent years compared to historical norms for both short and long-term interest rates. However, increases in interest rates could adversely affect our future financial results to the extent that we do not recover our actual interest expense in our rates.

The concentration of our operations in the State of Texas exposes our operations and financial results to economic conditions, weather patterns and regulatory decisions in Texas.
Over 50 percent of our distribution customers and most of our pipeline and storage assets and operations are located in the State of Texas. This concentration of our business in Texas means that our operations and financial results may be significantly affected by changes in the Texas economy in general, weather patterns and regulatory decisions by state and local regulatory authorities in Texas.
Our operations are subject to increased competition.
In residential and commercial customer markets, our distribution operations compete with other energy products, such as electricity and propane. Our primary product competition is with electricity for heating, water heating and cooking. Increases in the price of natural gas could negatively impact our competitive position by decreasing the price benefits of natural gas to the consumer. This could adversely impact our business if, as a result, our customer growth slows, reducing our ability to make capital expenditures, or if our customers further conserve their use of gas, resulting in reduced gas purchases and customer billings.
In the case of industrial customers, such as manufacturing plants, adverse economic conditions, including higher gas costs, could cause these customers to use alternative sources of energy, such as electricity, or bypass our systems in favor of special competitive contracts with lower per-unit costs. Our pipeline and storage operations historically have faced limited competition from other existing intrastate pipelines and gas marketers seeking to provide or arrange transportation, storage and other services for customers. However, in the last few years, several new pipelines have been completed, which has increased the level of competition in this segment of our business.
Adverse weather conditions could affect our operations or financial results.
We have weather-normalized rates for over 95 percent of our residential and commercial meters in our distribution operations, which substantially mitigates the adverse effects of warmer-than-normal weather for meters in those service areas. However, there is no assurance that we will continue to receive such regulatory protection from adverse weather in our rates in the future. The loss of such weather-normalized rates could have an adverse effect on our operations and financial results. In addition, our operating results may continue to vary somewhat with the actual temperatures during the winter heating season. Additionally, sustained cold weather could challenge our ability to adequately meet customer demand in our operations.
Our growth in the future may be limited by the nature of our business, which requires extensive capital spending.
Our operations are capital-intensive. We must make significant capital expenditures to renew or replace our facilities on a long-term basis to improve the safety and reliability of our facilities and to comply with the safety rules and regulations issued by the regulatory authorities responsible for the service areas we operate. In addition, we must continually build new capacity to serve the growing needs of the communities we serve. The magnitude of these expenditures may be affected by a number of factors, including new regulations, the general state of the economy and weather.
The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows and external debt and equity financing. The cost and availability of borrowing funds from third party lenders or issuing equity is dependent on the liquidity of the credit markets, interest rates and other market conditions. This in turn may limit the amount of funds we can invest in our infrastructure.
The costs of providing health care benefits, pension and postretirement health care benefits and related funding requirements may increase substantially.
We provide health care benefits, a cash-balance pension plan and postretirement health care benefits to eligible full-time employees. The costs of providing health care benefits to our employees could significantly increase over time due to rapidly increasing health care inflation, and any future legislative changes related to the provision of health care benefits. The impact of additional costs which are likely to be passed on to the Company is difficult to measure at this time.
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
The safety and protection of the public, our customers and our employees is our top priority. We constantly monitor and maintain our pipeline and distribution systems to ensure that natural gas is delivered safely, reliably and efficiently through our network of more than 75,000 miles of pipeline and distribution lines. However, in recent years, natural gas distribution and pipeline companies have continued to face increasing federal, state and local oversight of the safety of their operations. Although we believe these costs should be ultimately recoverable through our rates, the costs of complying with new laws and regulations may have at least a short-term adverse impact on our operating costs and financial results.
Some of our operations are subject to increased federal regulatory oversight that could affect our operations and financial results.
FERC has regulatory authority over some of our operations, including the use and release of interstate pipeline and storage capacity. FERC has adopted rules designed to prevent market power abuse and market manipulation and to promote compliance with FERC’s other rules, policies and orders by companies engaged in the sale, purchase, transportation or storage of natural gas in interstate commerce. These rules carry increased penalties for violations. Although we have taken steps to structure current and future transactions to comply with applicable current FERC regulations, changes in FERC regulations or their interpretation by FERC or additional regulations issued by FERC in the future could also adversely affect our business, financial condition or financial results.
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
The operations and financial results of the Company could be adversely impacted as a result of climate change or related additional legislation or regulation in the future.
To the extent climate change occurs, our businesses could be adversely impacted, although we believe it is likely that any such resulting impacts would occur very gradually over a long period of time and thus would be difficult to quantify with any degree of specificity.  To the extent climate change would result in warmer temperatures in our service territories, financial results could be adversely affected through lower gas volumes and revenues.  Such climate change could also cause shifts in population, including customers moving away from our service territories near the Gulf Coast in Louisiana and Mississippi.
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
Our operations involve a number of hazards and operating risks that cannot be completely avoided, such as leaks, accidents and operational problems, which could cause loss of human life, as well as substantial financial losses resulting from property damage, damage to the environment and to our operations. We maintain liability and property insurance coverage in place for many of these hazards and risks. However, because some of our transmission pipeline and storage facilities are near or are in populated areas, any loss of human life or adverse financial results resulting from such events could be large. If these events were not fully covered by our general liability and property insurance, which policies are subject to certain limits and deductibles, our operations or financial results could be adversely affected.
Cyber-attacks or acts of cyber-terrorism could disrupt our business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information.
Our business operations and information technology systems may be vulnerable to an attack by individuals or organizations intending to disrupt our business operations and information technology systems, even though the Company has implemented policies, procedures and controls to prevent and detect these activities. We use our information technology systems to manage our distribution and intrastate pipeline and storage operations and other business processes. Disruption of those systems could adversely impact our ability to safely deliver natural gas to our customers, operate our pipeline and storage systems or serve our customers timely. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected.
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
Distribution, transmission and related assets
At September 30, 2017, in our distribution segment, we owned an aggregate of 70,605 miles of underground distribution and transmission mains throughout our distribution systems. These mains are located on easements or rights-of-way which generally provide for perpetual use. We maintain our mains through a program of continuous inspection and repair and believe that our system of mains is in good condition. Through our pipeline and storage segment we owned 5,682 miles of gas transmission lines as well.

Storage Assets
We own underground gas storage facilities in several states to supplement the supply of natural gas in periods of peak demand. The following table summarizes certain information regarding our underground gas storage facilities at September 30, 2017:

State	Usable Capacity (Mcf)	Cushion Gas (Mcf)(1)	Total Capacity (Mcf)	Maximum Daily Delivery Capability (Mcf)
Distribution Segment
Kentucky	7,881,596	9,562,283	17,443,879	158,100
Kansas	3,239,000	2,300,000	5,539,000	45,000
Mississippi	1,907,571	2,442,917	4,350,488	31,000
Total	13,028,167	14,305,200	27,333,367	234,100
Pipeline and Storage Segment
Texas	46,083,549	15,878,025	61,961,574	1,559,000
Louisiana	438,583	300,973	739,556	56,000
Total	46,522,132	16,178,998	62,701,130	1,615,000
Total	59,550,299	30,484,198	90,034,497	1,849,100

(1)	Cushion gas represents the volume of gas that must be retained in a facility to maintain reservoir pressure.

Additionally, we contract for storage service in underground storage facilities on many of the interstate and intrastate pipelines serving us to supplement our proprietary storage capacity. The following table summarizes our contracted storage capacity at September 30, 2017:

Segment	Division/Company	Maximum Storage Quantity (MMBtu)	Maximum Daily Withdrawal Quantity (MDWQ)(1)
Distribution Segment
	Colorado-Kansas Division	5,129,562	124,830
	Kentucky/Mid-States Division	8,175,103	226,739
	Louisiana Division	2,480,779	173,605
	Mid-Tex Division	3,500,000	175,000
	Mississippi Division	3,823,800	126,334
	West Texas Division	5,000,000	161,000
Total		28,109,244	987,508
Pipeline and Storage Segment
	Trans Louisiana Gas Pipeline, Inc.	1,674,000	67,507

Total Contracted Storage Capacity		29,783,244	1,055,015

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
Our stock trades on the New York Stock Exchange under the trading symbol “ATO.” The high and low sale prices and dividends paid per share of our common stock for fiscal 2017 and 2016 are listed below. The high and low prices listed are the closing NYSE quotes, as reported on the NYSE composite tape, for shares of our common stock:

	Fiscal 2017			Fiscal 2016
	High	Low	Dividends Paid	High	Low	Dividends Paid
Quarter ended:
December 31	$74.73	$68.96	$0.45	$64.25	$57.82	$0.42
March 31	80.40	73.21	0.45	74.33	61.74	0.42
June 30	85.54	78.90	0.45	81.32	70.60	0.42
September 30	88.69	82.42	0.45	81.16	71.88	0.42
			$1.80			$1.68
Dividends are payable at the discretion of our Board of Directors out of legally available funds. The Board of Directors typically declares dividends in the same fiscal quarter in which they are paid. The number of record holders of our common stock on October 31, 2017 was 13,341. Future payments of dividends, and the amounts of these dividends, will depend on our financial condition, results of operations, capital requirements and other factors. We sold no securities during fiscal 2017 that were not registered under the Securities Act of 1933, as amended.
Performance Graph

The performance graph and table below compares the yearly percentage change in our total return to shareholders for the last five fiscal years with the total return of the S&P 500 Stock Index and the cumulative total return of two different customized peer company groups, the New Comparison Company Index and the Old Comparison Company Index. The New Comparison Company Index is comprised of natural gas distribution companies with similar revenues, market capitalizations and asset bases to that of the Company. The graph and table below assume that $100.00 was invested on September 30, 2012 in our common stock, the S&P 500 Index and in the common stock of the companies in the New and Old Comparison Company Indices, as well as a reinvestment of dividends paid on such investments throughout the period.

Comparison of Five-Year Cumulative Total Return
among Atmos Energy Corporation, S&P 500 Index
and Comparison Company Index

	Cumulative Total Return
	9/30/2012	9/30/2013	9/30/2014	9/30/2015	9/30/2016	9/30/2017
Atmos Energy Corporation	100.00	123.32	142.46	178.85	234.47	270.05
S&P 500 Index	100.00	119.34	142.89	142.02	163.93	194.44
Old Comparison Company Index	100.00	118.55	140.49	154.76	197.60	240.77
New Comparison Company Index	100.00	115.80	135.84	149.18	186.87	222.79

The New Comparison Company Index reflects the cumulative total return of companies in our peer group, which is comprised of a hybrid group of utility companies, primarily natural gas distribution companies, recommended by our independent executive compensation consulting firm and approved by the Board of Directors. The companies in the index are Alliant Energy Corporation, CenterPoint Energy, Inc., CMS Energy Corporation, DTE Energy Company, National Fuel Gas Company, NextEra Energy, Inc., NiSource Inc., ONE Gas, Inc., Spire, Inc. (formerly The Laclede Group, Inc.), Vectren Corporation, WEC Energy Group, Inc., WGL Holdings, Inc., and Xcel Energy, Inc. The Old Comparison Company Index includes AGL Resources Inc.(1), CenterPoint Energy, Inc., CMS Energy Corporation, NiSource Inc., ONE Gas, Inc., Piedmont Natural Gas Company, Inc.(1), Questar Corporation(1), TECO Energy, Inc.(1), Spire, Inc. (formerly The Laclede Group, Inc.), Vectren Corporation and WGL Holdings, Inc.

(1)
AGL Resources Inc., Piedmont Natural Gas Company, Inc., Questar Corporation and TECO Energy, Inc. were acquired prior to September 30, 2017. As a result, the cumulative total return of these companies is not included in the Old Comparison Company Index represented in the graph above.

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2017.

	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
1998 Long-Term Incentive Plan	1,143,243	(1)	$—	2,035,861
Total equity compensation plans approved by security holders	1,143,243		—	2,035,861
Equity compensation plans not approved by security holders	—		—	—
Total	1,143,243		$—	2,035,861

(1)
Comprised of a total of 478,367 time-lapse restricted stock units, 361,381 director share units and 303,495 performance-based restricted stock units at the target level of performance granted under our 1998 Long-Term Incentive Plan.

ITEM 6.	Selected Financial Data.
The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements included herein.

	Fiscal Year Ended September 30
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Results of Operations
Operating revenues	$2,759,735	$2,454,648	$2,926,985	$3,243,904	$2,572,488
Gross profit	$1,834,199	$1,708,456	$1,631,310	$1,521,844	$1,377,392
Income from continuing operations	$382,711	$345,542	$305,623	$270,331	$232,378
Net income	$396,421	$350,104	$315,075	$289,817	$243,194
Diluted income per share from continuing operations	$3.60	$3.33	$3.00	$2.76	$2.52
Diluted net income per share	$3.73	$3.38	$3.09	$2.96	$2.64
Cash dividends declared per share	$1.80	$1.68	$1.56	$1.48	$1.40
Financial Condition
Net property, plant and equipment(1)	$9,259,182	$8,268,606	$7,416,700	$6,709,926	$6,013,975
Total assets	$10,749,596	$10,010,889	$9,075,072	$8,581,006	$7,919,069
Capitalization:
Shareholders’ equity	$3,898,666	$3,463,059	$3,194,797	$3,086,232	$2,580,409
Long-term debt (excluding current maturities)	3,067,045	2,188,779	2,437,515	2,442,288	2,440,472
Total capitalization	$6,965,711	$5,651,838	$5,632,312	$5,528,520	$5,020,881

(1)	Amounts shown are net of assets held for sale related to the divestiture of our natural gas marketing business.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995
The statements contained in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: our ability to continue to access the credit and capital markets to satisfy our liquidity requirements; regulatory trends and decisions, including the impact of rate proceedings before various state regulatory commissions; the impact of adverse economic conditions on our customers; the effects of inflation and changes in the availability and price of natural gas; the availability and accessibility of contracted gas supplies, interstate pipeline and/or storage services; market risks beyond our control affecting our risk management activities, including commodity price volatility, counterparty creditworthiness or performance and interest rate risk; the concentration of our distribution and pipeline and storage operations in Texas; increased competition from energy suppliers and alternative forms of energy; adverse weather conditions; the capital-intensive nature of our distribution and pipeline and storage businesses; increased costs of providing health care benefits along with pension and postretirement health care benefits and increased funding requirements; the inability to continue to hire, train and retain appropriate personnel; possible increased federal, state and local regulation of the safety of our operations; increased federal regulatory oversight and potential penalties; the impact of environmental regulations on our business; the impact of climate change or related additional legislation or regulation in the future; the inherent hazards and risks involved in operating our distribution and pipeline and storage businesses; the threat of cyber-attacks or acts of cyber-terrorism that could disrupt our business operations and information technology systems; natural disasters, terrorist activities or other events and other risks and uncertainties discussed herein, all of which are difficult to predict and many of which are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.
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
Our significant accounting policies are discussed in Notes 2 and 15 to our consolidated financial statements. The accounting policies discussed below are both important to the presentation of our financial condition and results of operations and require management to make difficult, subjective or complex accounting estimates. Accordingly, these critical accounting policies are reviewed periodically by the Audit Committee of the Board of Directors.

Critical Accounting Policy	Summary of Policy	Factors Influencing Application of the Policy
Regulation
Our distribution and pipeline operations meet the criteria of a cost-based, rate-regulated entity under accounting principles generally accepted in the United States. Accordingly, the financial results for these operations reflect the effects of the ratemaking and accounting practices and policies of the various regulatory commissions to which we are subject.

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

Decisions of regulatory authorities

Issuance of new regulations or regulatory mechanisms

Assessing the probability of the recoverability of deferred costs

Continuing to meet the criteria of a cost-based, rate regulated entity for accounting purposes

Unbilled Revenue
We follow the revenue accrual method of accounting for distribution segment revenues whereby revenues attributable to gas delivered to customers, but not yet billed under the cycle billing method, are estimated and accrued and the related costs are charged to expense.

When permitted, we implement rates that have not been formally approved by our regulatory authorities, subject to refund.We recognize this revenue and establish a reserve for amounts that could be refunded based on our experience for the jurisdiction in which the rates were implemented.

Estimates of delivered sales volumes based on actual tariff information and weather information and estimates of customer consumption and/or behavior

Estimates of purchased gas costs related to estimated deliveries

Estimates of amounts billed subject to refund

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
RESULTS OF OPERATIONS
Overview
Atmos Energy strives to operate our businesses safely and reliably while delivering superior shareholder value. In recent years we have implemented rate designs that reduce or eliminate regulatory lag and separate the recovery of our approved rate from customer usage patterns. Additionally, we have significantly increased investments in the safety and reliability of our natural gas distribution and transmission infrastructure. This increased level of investment and timely recovery of these investments through our various regulatory mechanisms has resulted in increased earnings and operating cash flow in recent years.
This trend continued during fiscal 2017 as net income increased to $396.4 million, or $3.73 per diluted share for the year ended September 30, 2017, compared with net income of $350.1 million or $3.38 per diluted share in the prior year. The year-over-year increase largely reflects positive rate outcomes, which more than offset weather that was 12 percent warmer than the prior year. Results for fiscal 2017 include $0.13 per diluted share from discontinued operations. In January 2017, we completed the sale of our nonregulated natural gas marketing business. We received $140.3 million in cash proceeds, including working capital and recognized a net gain of $0.03 per diluted share on the sale in the second quarter of fiscal 2017. The proceeds from the sale were redeployed to fund infrastructure investments in our remaining businesses. As a result of the sale, we have fully exited the nonregulated gas marketing business.
Capital expenditures for fiscal 2017 totaled $1,137.1 million. Over 80 percent was invested to improve the safety and reliability of our distribution and transmission systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce regulatory lag to six months or less. Fiscal 2016 and 2017 spending under these and other mechanisms enabled the Company to complete 19 regulatory filings during fiscal 2017 that should increase annual operating income from regulated operations by $104.2 million. We funded over 75 percent of our current-year capital expenditure program primarily through operating cash flows of $867.1 million.
In addition, we acquired EnLink Pipeline in the first fiscal quarter of 2017 for an all–cash price of $86.1 million, inclusive of working capital. The acquisition of EnLink Pipeline increased the capacity on our APT intrastate pipeline to serve transportation customers in North Texas, which continues to experience significant population growth.
As we continue to invest in the safety and reliability of our distribution and transmission systems, we expect our capital spending will increase in future periods. We intend to fund future investments through a combination of internally generated cash flows and external debt and equity financing. During fiscal 2017 we received net proceeds of $885 million through the issuance of long-term debt and $99 million through the issuance of common stock. The net proceeds from these issuances were primarily used to repay maturing long-term debt, reduce short-term debt and for general corporate purposes, including funding a portion of our fiscal 2017 capital expenditures.
As a result of the continued contribution and stability of our earnings, cash flows and capital structure, our Board of Directors increased the quarterly dividend by 7.8 percent for fiscal 2018.

Consolidated Results
The following table presents our consolidated financial highlights for the fiscal years ended September 30, 2017, 2016 and 2015.

	For the Fiscal Year Ended September 30
	2017	2016	2015
	(In thousands, except per share data)
Operating revenues	$2,759,735	$2,454,648	$2,926,985
Purchased gas cost	925,536	746,192	1,295,675
Operating expenses	1,106,653	1,051,226	1,019,078
Operating income	727,546	657,230	612,232
Interest charges	120,182	114,812	116,241
Income from continuing operations before income taxes	604,094	542,184	495,172
Net income from continuing operations	382,711	345,542	305,623
Net income from discontinued operations	13,710	4,562	9,452
Net income	$396,421	$350,104	$315,075

Diluted net income from continuing operations per share	$3.60	$3.33	$3.00
Diluted net income from discontinued operations per share	0.13	0.05	0.09
Diluted net income per share	$3.73	$3.38	$3.09
Our consolidated net income during the last three fiscal years was earned across our business segments as follows:

	For the Fiscal Year Ended September 30
	2017	2016	2015
	(In thousands)
Distribution segment	$268,369	$233,830	$205,820
Pipeline and storage segment	114,342	111,712	99,803
Net income from continuing operations	382,711	345,542	305,623
Net income from discontinued natural gas marketing operations	13,710	4,562	9,452
Net income	$396,421	$350,104	$315,075

See the following discussion regarding the results of operations for each of our business operating segments.
Distribution Segment
The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states. The primary factors that impact the results of our distribution operations are our ability to earn our authorized rates of return, competitive factors in the energy industry and economic conditions in our service areas.
Our ability to earn our authorized rates is based primarily on our ability to improve the rate design in our various ratemaking jurisdictions to minimize regulatory lag and, ultimately, separate the recovery of our approved rates from customer usage patterns. Improving rate design is a long-term process and is further complicated by the fact that we operate in multiple rate jurisdictions. The “Ratemaking Activity” section of this Form 10-K describes our current rate strategy, progress towards implementing that strategy and recent ratemaking initiatives in more detail.
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
During fiscal 2017, we completed 18 regulatory proceedings in our distribution segment, which should result in a $91.2 million increase in annual operating income.
Review of Financial and Operating Results
Financial and operational highlights for our distribution segment for the fiscal years ended September 30, 2017, 2016 and 2015 are presented below.

	For the Fiscal Year Ended September 30
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In thousands, unless otherwise noted)
Operating revenues	$2,649,175	$2,339,778	$2,821,362	$309,397	$(481,584)
Purchased gas cost	1,269,456	1,058,576	1,574,447	210,880	(515,871)
Gross profit	1,379,719	1,281,202	1,246,915	98,517	34,287
Operating expenses	874,077	839,318	824,223	34,759	15,095
Operating income	505,642	441,884	422,692	63,758	19,192
Miscellaneous income (expense)	(1,695)	1,171	284	(2,866)	887
Interest charges	79,789	78,238	83,087	1,551	(4,849)
Income before income taxes	424,158	364,817	339,889	59,341	24,928
Income tax expense	155,789	130,987	134,069	24,802	(3,082)
Net income	$268,369	$233,830	$205,820	$34,539	$28,010
Consolidated distribution sales volumes — MMcf	246,825	258,650	307,985	(11,825)	(49,335)
Consolidated distribution transportation volumes — MMcf	141,540	133,378	135,972	8,162	(2,594)
Total consolidated distribution throughput — MMcf	388,365	392,028	443,957	(3,663)	(51,929)
Consolidated distribution average cost of gas per Mcf sold	$5.14	$4.09	$5.11	$1.05	$(1.02)

Fiscal year ended September 30, 2017 compared with fiscal year ended September 30, 2016
Net income for our distribution segment increased 15 percent, primarily due to a $98.5 million increase in gross profit, partially offset by a $34.8 million increase in operating expenses. The year-to-date increase in gross profit primarily reflects:

•	a $72.4 million net increase in rate adjustments, primarily in our Mid-Tex, Louisiana, Mississippi and West Texas Divisions.

•	Customer growth, primarily in our Mid-Tex and Kentucky/Mid-States Divisions, which contributed an incremental $5.8 million.

•	a $5.8 million increase in transportation gross profit, primarily in the Kentucky/Mid-States and Mid-Tex Divisions.

•	a $5.2 million increase in revenue-related taxes primarily in our Mid-Tex and West Texas Divisions, offset by a corresponding $5.1 million increase in the related tax expense.

•	a $2.9 million increase in net consumption, despite weather that was 12 percent warmer than the prior year.
The increase in operating expenses, which include operation and maintenance expense, bad debt expense, depreciation and amortization expense and taxes, other than income, was primarily due to increased depreciation expense and property taxes associated with increased capital investments, higher employee-related costs, increased revenue-related taxes, as discussed above, and higher pipeline maintenance and related activities, partially offset by lower legal costs.

Fiscal year ended September 30, 2016 compared with fiscal year ended September 30, 2015
Net income for our distribution segment increased 14 percent, primarily due to a $34.3 million increase in gross profit, partially offset by a $15.1 million increase in operating expenses. The year-over-year increase in gross profit primarily reflects:

•	a $47.5 million net increase in rate adjustments. Our Mid-Tex Division accounted for $20.9 million of this increase. We also experienced increases in our Mississippi and West Texas Divisions.

•
The impact of weather that was 25 percent warmer than the prior year, before adjusting for weather normalization mechanisms. Therefore, although sales volumes declined 16 percent, gross margin experienced just a $3.4 million decline from lower consumption.

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
Net income for the year ended September 30, 2016 included a $5.0 million income tax benefit for equity awards that vested during the current year as a result of adopting the new stock-based accounting guidance, as described in Note 2 to our consolidated financial statements.
The following table shows our operating income by distribution division, in order of total rate base, for the fiscal years ended September 30, 2017, 2016 and 2015. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	For the Fiscal Year Ended September 30
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In thousands)
Mid-Tex	$233,158	$210,608	$196,847	$22,550	$13,761
Kentucky/Mid-States	75,214	63,730	58,849	11,484	4,881
Louisiana	69,300	55,857	55,633	13,443	224
West Texas	46,859	41,131	37,041	5,728	4,090
Mississippi	38,505	37,398	34,210	1,107	3,188
Colorado-Kansas	34,658	31,840	28,606	2,818	3,234
Other	7,948	1,320	11,506	6,628	(10,186)
Total	$505,642	$441,884	$422,692	$63,758	$19,192
Pipeline and Storage Segment
Our pipeline and storage segment consists of the pipeline and storage operations of Atmos Pipeline-Texas Division (APT) and our natural gas transmission operations in Louisiana, which were previously included in our former nonregulated segment. APT is one of the largest intrastate pipeline operations in Texas with a heavy concentration in the established natural gas producing areas of central, northern and eastern Texas, extending into or near the major producing areas of the Barnett Shale, the Texas Gulf Coast and the Delaware and Val Verde Basins of West Texas. APT provides transportation and storage services to our Mid-Tex Division, other third party local distribution companies, industrial and electric generation customers, marketers and producers. As part of its pipeline operations, APT manages five underground storage reservoirs in Texas.
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
APT annually uses the Gas Reliability Infrastructure Program (GRIP) to recover capital costs incurred in the prior calendar year. However, GRIP also requires a utility to file a statement of intent at least once every five years to review its costs and expenses, including capital costs filed for recovery under GRIP. On August 1, 2017, a final order was issued in our most recent APT rate case, resulting in a $13 million increase in annual operating income. On September 1, 2017, APT filed its 2016 GRIP filing covering changes in net investment from October 1, 2016 through December 31, 2016 with a requested increase in operating income of $29.0 million.
On December 21, 2016, the Louisiana Public Service Commission approved an annual increase of five percent to the demand fee charged by our natural gas transmission pipeline for each of the next 10 years, effective October 1, 2017. This agreement replaces the existing agreement that expired in September 2017.
Finally, as a regulated pipeline, the operations of APT may be impacted by the timing of when costs and expenses are incurred and when these costs and expenses are recovered through its tariffs.
Review of Financial and Operating Results
Financial and operational highlights for our pipeline and storage segment for the fiscal years ended September 30, 2017, 2016 and 2015 are presented below.

	For the Fiscal Year Ended September 30
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$338,850	$315,726	$271,009	$23,124	$44,717
Third-party transportation revenue	100,100	89,498	98,638	10,602	(9,140)
Other revenue	18,080	21,972	15,310	(3,892)	6,662
Total operating revenues	457,030	427,196	384,957	29,834	42,239
Total purchased gas cost	2,506	(58)	562	2,564	(620)
Gross profit	454,524	427,254	384,395	27,270	42,859
Operating expenses	232,620	211,908	194,855	20,712	17,053
Operating income	221,904	215,346	189,540	6,558	25,806
Miscellaneous expense	(1,575)	(1,405)	(1,103)	(170)	(302)
Interest charges	40,393	36,574	33,154	3,819	3,420
Income before income taxes	179,936	177,367	155,283	2,569	22,084
Income tax expense	65,594	65,655	55,480	(61)	10,175
Net income	$114,342	$111,712	$99,803	$2,630	$11,909
Gross pipeline transportation volumes — MMcf	770,348	686,042	745,728	84,306	(59,686)
Consolidated pipeline transportation volumes — MMcf	596,179	505,303	528,068	90,876	(22,765)
Fiscal year ended September 30, 2017 compared with fiscal year ended September 30, 2016
Net income for our pipeline and storage segment increased two percent, primarily due to a $27.3 million increase in gross profit, partially offset by a $20.7 million increase in operating expenses. The increase in gross profit primarily reflects a $24.6 million increase in rates from the approved 2016 GRIP filing and the rate case finalized in August 2017 and higher through system revenue of $8.3 million, largely related to higher basis spreads due to increased production in the Permian Basin and incremental throughput on the EnLink Pipeline, which was acquired in the first quarter of fiscal 2017. Partially offsetting these increases was a decrease in gross profit of $2.3 million due to lower excess retention gas sales in the current year. As noted above, as a result of the annual rate case, we did not file our annual GRIP filing during the second quarter of fiscal 2017, which influenced this segment's performance year-over-year.
Operating expenses increased $20.7 million, primarily due to increased depreciation expense and property taxes associated with increased capital investments.

Fiscal year ended September 30, 2016 compared with fiscal year ended September 30, 2015
Net income for our pipeline and storage segment increased 12 percent, primarily due to a $42.9 million increase in gross profit, partially offset by a $17.1 million increase in operating expenses. The increase in gross profit primarily reflects a $39.6 million increase in rates from the approved 2015 and 2016 GRIP filings. Additionally, gross profit reflects a $3.6 million increase from the sale of excess retention gas, which was offset by a $4.0 million decrease in through-system volumes and lower storage and blending fees due to warmer weather in the current year compared to the prior year.
Operating expenses increased $17.1 million, primarily due to increased levels of pipeline maintenance activities to improve the safety and reliability of our system and increased property taxes and depreciation expense associated with increased capital investments.
Natural Gas Marketing Segment
Through December 31, 2016, we were engaged in an unregulated natural gas marketing business, which was conducted by Atmos Energy Marketing (AEM). AEM’s primary business was to aggregate and purchase gas supply, arrange transportation and storage logistics and ultimately deliver gas to customers at competitive prices.
As more fully described in Note 15, effective January 1, 2017, we sold all of the equity interests of AEM to CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Inc. As a result of the sale, Atmos Energy has fully exited the nonregulated natural gas marketing business. Accordingly, these operations have been reported as discontinued operations.
Review of Financial and Operating Results
Financial and operational highlights for our natural gas marketing segment for the fiscal years ended September 30, 2017, 2016 and 2015 are presented below.

	For the Fiscal Year Ended September 30
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In thousands, unless otherwise noted)
Operating revenues	$303,474	$1,005,090	$1,409,071	$(701,616)	$(403,981)
Purchased gas cost	277,554	968,118	1,359,832	(690,564)	(391,714)
Gross profit	25,920	36,972	49,239	(11,052)	(12,267)
Operating expenses	7,874	26,184	30,076	(18,310)	(3,892)
Operating income	18,046	10,788	19,163	7,258	(8,375)
Miscellaneous income (expense)	30	109	(1,863)	(79)	1,972
Interest charges	241	2,604	1,707	(2,363)	897
Income before income taxes	17,835	8,293	15,593	9,542	(7,300)
Income tax expense	6,841	3,731	6,141	3,110	(2,410)
Income from discontinued operations	10,994	4,562	9,452	6,432	(4,890)
Gain on sale of discontinued operations, net of tax	2,716	—	—	2,716	—
Net income from discontinued operations	$13,710	$4,562	$9,452	$9,148	$(4,890)
Gross natural gas marketing delivered gas sales volumes — MMcf	90,223	371,319	395,409	(281,096)	(24,090)
Consolidated natural gas marketing delivered gas sales volumes — MMcf	78,646	325,537	336,792	(246,891)	(11,255)
Net physical position (Bcf)	—	18.1	12.4	(18.1)	5.7
 Fiscal year ended September 30, 2017 compared with fiscal year ended September 30, 2016
The $9.1 million year-over-year increase in net income from discontinued operations primarily reflects the recognition of a net $6.6 million noncash gain from unwinding hedge accounting for certain of the natural gas marketing business's financial positions in connection with the sale of AEM. Additionally we recognized a $2.7 million net gain on sale upon completion of the sale of AEM to CES in January 2017.
Fiscal year ended September 30, 2016 compared with fiscal year ended September 30, 2015
Net income for our natural gas marketing segment decreased 52 percent compared to fiscal 2015 primarily due to lower gross profit.

The $12.3 million year-over-year decrease in gross profit was primarily due to a decrease in asset optimization margins combined with a decrease in delivered gas margins. As a result of warmer weather, we modified storage positions to meet customer needs throughout the winter and captured less favorable spread values on the related supply repurchases.  Additionally, we experienced an increase in storage demand fees related primarily to higher park and loan activity. Delivered gas margins decreased primarily due to a three percent decrease in consolidated sales volumes due to warmer weather. However, lower net transportation costs and other variable costs driven by fewer deliveries resulted in per-unit margins of 12 cents per Mcf, which is consistent with fiscal 2015 per-unit margins.
Operating expenses decreased $3.9 million, primarily due to lower administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows and external debt and equity financing. External debt financing is provided primarily through the issuance of long-term debt, a $1.5 billion commercial paper program and three committed revolving credit facilities with a total availability from third-party lenders of approximately $1.5 billion. The commercial paper program and credit facilities provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves the Company’s desired capital structure with an equity-to-capitalization ratio between 50% and 60%, inclusive of long-term and short-term debt. Additionally, we have various uncommitted trade credit lines with our gas suppliers that we utilize to purchase natural gas on a monthly basis. The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for fiscal year 2018 and beyond.
To support our capital market activities, we filed a registration statement with the SEC on March 28, 2016 to issue, from time to time, up to $2.5 billion in common stock and/or debt securities. At September 30, 2017, approximately $1.6 billion of securities remained available for issuance under the shelf registration statement, which expires March 26, 2019.
The following table presents our capitalization as of September 30, 2017 and 2016:

	September 30
	2017		2016
	(In thousands, except percentages)
Short-term debt	$447,745	6.0%	$829,811	12.3%
Long-term debt	3,067,045	41.4%	2,438,779	36.2%
Shareholders’ equity	3,898,666	52.6%	3,463,059	51.5%
Total capitalization, including short-term debt	$7,413,456	100.0%	$6,731,649	100.0%
Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the years ended September 30, 2017, 2016 and 2015 are presented below.

	For the Fiscal Year Ended September 30
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In thousands)
Total cash provided by (used in)
Operating activities	$867,090	$794,990	$811,914	$72,100	$(16,924)
Investing activities	(1,056,306)	(1,079,732)	(956,602)	23,426	(123,130)
Financing activities	168,091	303,623	131,083	(135,532)	172,540
Change in cash and cash equivalents	(21,125)	18,881	(13,605)	(40,006)	32,486
Cash and cash equivalents at beginning of period	47,534	28,653	42,258	18,881	(13,605)
Cash and cash equivalents at end of period	$26,409	$47,534	$28,653	$(21,125)	$18,881

Cash flows from operating activities
Year-over-year changes in our operating cash flows primarily are attributable to changes in net income, working capital changes, particularly within our distribution segment resulting from changes in the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.
Fiscal Year ended September 30, 2017 compared with fiscal year ended September 30, 2016
For the fiscal year ended September 30, 2017, we generated operating cash flows of $867.1 million compared with $795.0 million in the prior year. The year-over-year increase primarily reflects the positive cash effect of successful rate case outcomes achieved in fiscal 2016.
Fiscal Year ended September 30, 2016 compared with fiscal year ended September 30, 2015
For the fiscal year ended September 30, 2016, we generated operating cash flows of $795.0 million compared with $811.9 million in fiscal 2015. The year-over-year decrease primarily reflects the timing of deferred gas cost recoveries.
Cash flows from investing activities
In recent years, we have used substantial amounts of cash to fund our ongoing construction program, which enables us to enhance the safety and reliability of the system used to provide distribution services to our existing customer base, expand our natural gas distribution services into new markets, enhance the integrity of our pipelines and, more recently, expand our intrastate pipeline network. Over the last three fiscal years, approximately 80 percent of our capital spending has been committed to improving the safety and reliability of our system.
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
For the fiscal year ended September 30, 2017, we had $1,137.1 million in capital expenditures compared with $1,087.0 million for the fiscal year ended September 30, 2016 and $963.6 million for the fiscal year ended September 30, 2015.
Fiscal Year ended September 30, 2017 compared with fiscal year ended September 30, 2016
The $50.1 million increase in capital expenditures in fiscal 2017 compared to fiscal 2016 primarily reflects:

•	$109.7 million increase due to planned increases in our distribution segment to replace vintage pipe.

•
$59.2 million decrease in spending in our pipeline and storage segment as a result of the substantial completion of an APT project to improve the reliability of gas service to its local distribution company customers.

Cash flows from investing activities for the year ended September 30, 2017 also include proceeds of $140.3 million received from the sale of AEM, proceeds received from the completion of a State of Texas use tax audit and $86.1 million used to purchase Enlink Pipeline in the first fiscal quarter of 2017.
Fiscal Year ended September 30, 2016 compared with fiscal year ended September 30, 2015
The $123.4 million increase in capital expenditures in fiscal 2016 compared to fiscal 2015 primarily reflects:

•
A $69.6 million increase in capital spending in our distribution segment, which reflects the repair and replacement of our transmission and distribution pipelines as part of a planned increase in safety and reliability investment in fiscal 2016, the installation and replacement of measurement and regulating equipment and other pipeline integrity projects.

•
A $53.6 million increase in capital spending in our pipeline and storage segment, primarily related to the enhancement and fortification of two storage fields to ensure the reliability of gas service to our Mid-Tex Division.

Cash flows from financing activities
We generated a net amount of $168.1 million, $303.6 million and $131.1 million in cash from financing activities for fiscal years 2017, 2016 and 2015. Our significant financing activities for the fiscal years ended September 30, 2017, 2016 and 2015 are summarized as follows:
2017
During the fiscal year ended September 30, 2017, our financing activities generated $168.1 million of cash compared with $303.6 million of cash generated in the prior year. The $135.5 million decrease in cash provided by financing activities is primarily due to the reduction in our short–term debt, partially offset by an increase in our long-term debt.

During fiscal 2017, we completed approximately $975 million of debt and equity financing. On June 8, 2017, we completed a public offering of $500 million of 3.00% senior unsecured notes due 2027 and $250 million of 4.125% senior unsecured notes due 2044. The net proceeds of approximately $753 million were used to repay our $250 million 6.35% senior unsecured notes at maturity on June 15, 2017 and for general corporate purposes, including the repayment of working capital borrowings pursuant to our commercial paper program. In October 2016, we issued $125 million of long-term debt under our three year, $200 million multi-draw term loan agreement.
Additionally, during fiscal 2017 we issued 1.3 million shares under our ATM program and received net proceeds of $98.8 million. As of September 30, 2017, substantially all of shares under this program had been issued.
2016
During the fiscal year ended September 30, 2016, our financing activities generated $303.6 million of cash compared with $131.1 million of cash generated in fiscal 2015. The increase is primarily due to higher net short-term borrowings due to increased capital expenditures and period-over-period changes in working capital funding needs compared to the prior year, as well as proceeds received from the issuance of common stock under our ATM program in the third fiscal quarter of 2016.
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
The following table shows the number of shares issued for the fiscal years ended September 30, 2017, 2016 and 2015:

	For the Fiscal Year Ended September 30
	2017	2016	2015
Shares issued:
Direct Stock Purchase Plan	112,592	133,133	176,391
Retirement Savings Plan	228,326	359,414	398,047
1998 Long-Term Incentive Plan (LTIP)	529,662	598,439	664,752
At-the-Market (ATM) Equity Sales Program	1,303,494	1,360,756	—
Total shares issued	2,174,074	2,451,742	1,239,190
The decrease in the number of shares issued in fiscal 2017 compared with the number of shares issued in fiscal 2016 primarily reflects fewer shares issued under the Retirement Savings Plan and the LTIP. At September 30, 2017, of the 11.2 million aggregate shares authorized for issuance from the LTIP, 2,035,861 shares remained available.
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of September 30, 2017, both rating agencies maintained a stable outlook.

Our current debt ratings are all considered investment grade and are as follows:

	S&P	Moody’s
Senior unsecured long-term debt	A	A2
Short-term debt	A-1	P-1
A significant degradation in our operating performance or a significant reduction in our liquidity caused by more limited access to the private and public credit markets as a result of deteriorating global or national financial and credit conditions could trigger a negative change in our ratings outlook or even a reduction in our credit ratings by the two credit rating agencies. This would mean more limited access to the private and public credit markets and an increase in the costs of such borrowings.
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
Debt Covenants
We were in compliance with all of our debt covenants as of September 30, 2017. Our debt covenants are described in Note 5 to the consolidated financial statements.
Contractual Obligations and Commercial Commitments
The following table provides information about contractual obligations and commercial commitments at September 30, 2017.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(In thousands)
Contractual Obligations
Long-term debt(1)	$3,085,000	$—	$575,000	$—	$2,510,000
Short-term debt(1)	447,745	447,745	—	—	—
Interest charges(2)	2,408,200	152,676	243,823	222,759	1,788,942
Operating leases(3)	114,937	17,170	31,875	30,376	35,516
Financial instrument obligations(4)	112,398	322	112,076	—	—
Pension and postretirement benefit plan contributions(5)	312,295	33,798	52,499	50,223	175,775
Uncertain tax positions (6)	23,719	—	23,719	—	—
Total contractual obligations	$6,504,294	$651,711	$1,038,992	$303,358	$4,510,233

(1)	See Note 5 to the consolidated financial statements.

(2)	Interest charges were calculated using the effective rate for each debt issuance.

(3)	See Note 10 to the consolidated financial statements.

(4)
Represents liabilities for natural gas commodity and interest rate financial instruments that were valued as of September 30, 2017. The ultimate settlement amounts of these remaining liabilities are unknown because they are subject to continuing market risk until the financial instruments are settled.

(5)	Represents expected contributions to our pension and postretirement benefit plans, which are discussed in Note 7 to the consolidated financial statements.

(6)
Represents liabilities associated with uncertain tax positions claimed or expected to be claimed on tax returns. The amount does not include interest and penalties that may be applied to these positions.

Our distribution and pipeline and storage segments maintain supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of individual contracts. Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. At September 30, 2017, we were committed to purchase 20.9 Bcf within one year, 37.9 Bcf within two to three years and 0.3 Bcf after three years under indexed contracts.

Risk Management Activities
We use financial instruments to mitigate commodity price risk and, periodically, to manage interest rate risk. In our distribution and pipeline and storage segments, we use a combination of physical storage, fixed physical contracts and fixed financial contracts to reduce our exposure to unusually large winter-period gas price increases. Additionally, we manage interest rate risk by entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings. Through December 31, 2016, we managed our exposure to the risk of natural gas price changes in our natural gas marketing segment by locking in our gross profit margin through a combination of storage and financial instruments, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. Risk management assets and liabilities associated with our former natural gas marketing operations have been classified as held for sale at September 30, 2016. The change in fair value of these risk management assets and liabilities are included below.
We record our financial instruments as a component of risk management assets and liabilities, which are classified as current or noncurrent based upon the anticipated settlement date of the underlying financial instrument. Substantially all of our financial instruments are valued using external market quotes and indices.
The following table shows the components of the change in fair value of our financial instruments for the fiscal year ended September 30, 2017 (in thousands):

Fair value of contracts at September 30, 2016	$(279,543)
Contracts realized/settled	49,187
Fair value of new contracts	(288)
Other changes in value	121,485
Fair value of contracts at September 30, 2017	(109,159)
Netting of cash collateral	—
Cash collateral and fair value of contracts at September 30, 2017	$(109,159)
The fair value of our financial instruments at September 30, 2017, is presented below by time period and fair value source:

	Fair Value of Contracts at September 30, 2017
	Maturity in years
Source of Fair Value	Less than 1	1-3	4-5	Greater than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$2,114	$(111,273)	$—	$—	$(109,159)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$2,114	$(111,273)	$—	$—	$(109,159)

Employee Benefits Programs
An important element of our total compensation program, and a significant component of our operation and maintenance expense, is the offering of various benefits programs to our employees. These programs include medical and dental insurance coverage and pension and postretirement programs.
Medical and Dental Insurance
We offer medical and dental insurance programs to substantially all of our employees.We believe these programs are compliant with all current regulatory provisions and are consistent with other programs in our industry. In recent years, we have endeavored to actively manage our health care costs through the introduction of a wellness strategy that is focused on helping employees to identify health risks and to manage these risks through improved lifestyle choices.
Over the last five fiscal years, we have experienced annual medical and prescription inflation of approximately six percent. For fiscal 2018, we anticipate the medical and prescription drug inflation rate will continue at approximately six percent, primarily due to the inflation of health care costs.
Net Periodic Pension and Postretirement Benefit Costs
For the fiscal year ended September 30, 2017, our total net periodic pension and other benefits costs was $49.0 million, compared with $46.0 million and $58.9 million for the fiscal years ended September 30, 2016 and 2015. These costs are recoverable through our rates. A portion of these costs is capitalized into our distribution rate base, and the remaining costs are recorded as a component of operation and maintenance expense.
Our fiscal 2017 costs were determined using a September 30, 2016 measurement date. At that date, interest and corporate bond rates utilized to determine our discount rates were lower than the interest and corporate bond rates as of September 30, 2015, the measurement date for our fiscal 2016 net periodic cost. Therefore, we decreased the discount rate used to measure our fiscal 2017 net periodic cost from 4.55 percent to 3.73 percent. We maintained the expected return on plan assets of 7.00 percent in the determination of our fiscal 2017 net periodic pension cost based upon expected market returns for our targeted asset allocation. On October 20, 2016, the Society of Actuaries released its annually-updated mortality improvement scale for pension plans incorporating new assumptions surrounding life expectancies in the United States.  As of September 30, 2016, we updated our assumed mortality rates to incorporate the updated mortality table. As a result of the net impact of changes in these and other assumptions, our fiscal 2017 pension and postretirement medical costs were consistent with the prior year.
Our fiscal 2016 costs were determined using a September 30, 2015 measurement date. At that date, interest and corporate bond rates utilized to determine our discount rates were higher than the interest and corporate bond rates as of September 30, 2014, the measurement date for our fiscal 2015 net periodic cost. Therefore, we increased the discount rate used to measure our fiscal 2016 net periodic cost from 4.43 percent to 4.55 percent. We lowered expected return on plan assets from 7.25 percent to 7.00 percent in the determination of our fiscal 2016 net periodic pension cost based upon expected market returns for our targeted asset allocation. As a result of the net impact of these and other assumptions, our fiscal 2016 pension and postretirement medical costs were lower than in the prior year.
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
In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2017. Based on this valuation, we contributed cash of $5.0 million, $15.0 million and $38.0 million to our pension plans during fiscal 2017, 2016 and 2015. Each contribution increased the level of our plan assets to achieve a desired PPA funding threshold.
We contributed $13.7 million, $16.6 million and $20.0 million to our postretirement benefits plans for the fiscal years ended September 30, 2017, 2016 and 2015. The contributions represent the portion of the postretirement costs we are responsible for under the terms of our plan and minimum funding required by state regulatory commissions.
Outlook for Fiscal 2018 and Beyond
As of September 30, 2017, interest and corporate bond rates were higher than the rates as of September 30, 2016. Therefore, we increased the discount rate used to measure our fiscal 2018 net periodic cost from 3.73 percent to 3.89 percent. We lowered the expected return on plan assets to 6.75 percent in the determination of our fiscal 2018 net periodic pension cost based upon expected market returns for our targeted asset allocation. On October 20, 2017, the Society of Actuaries released its annually-updated mortality improvement scale for pension plans incorporating new assumptions surrounding life expectancies in the United States.  As of September 30, 2017, we updated our assumed mortality rates to incorporate the updated mortality table. As a result of the net impact of changes in these and other assumptions, we expect our fiscal 2018 net periodic pension cost to be approximately 25 percent lower than fiscal 2017.
Based upon current market conditions, the current funded position of the plans and the funding requirements under the PPA, we do not anticipate a minimum required contribution for fiscal 2018. However, we may consider whether a voluntary contribution is prudent to maintain certain funding levels. The amount of this funding is contingent upon several factors, including the issuance of new mortality tables by the US Treasury Department used to establish plan funding requirements.With respect to our postretirement medical plans, we anticipate contributing between $10 million and $20 million during fiscal 2018.
Actual changes in the fair market value of plan assets and differences between the actual and expected return on plan assets could have a material effect on the amount of pension costs ultimately recognized. A 0.25 percent change in our discount rate would impact our pension and postretirement costs by approximately $3.0 million. A 0.25 percent change in our expected rate of return would impact our pension and postretirement costs by approximately $1.3 million.
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
We conduct risk management activities in our distribution, pipeline and storage segments, and formerly, in our natural gas marketing segment. In our distribution and pipeline and storage segments, we use a combination of physical storage, fixed physical contracts and fixed financial contracts to protect us and our customers against unusually large winter period gas price increases. In our natural gas marketing segment, we previously managed our exposure to the risk of natural gas price changes and locked in our gross profit margin through a combination of storage and financial instruments including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. Our risk management activities and related accounting treatment are described in further detail in Note 13 to the consolidated financial statements. Additionally, our earnings are affected by changes in short-term interest rates as a result of our issuance of short-term commercial paper and our other short-term borrowings.
Commodity Price Risk
We purchase natural gas for our distribution operations. Substantially all of the costs of gas purchased for distribution operations are recovered from our customers through purchased gas cost adjustment mechanisms. Therefore, our distribution operations have limited commodity price risk exposure.
Interest Rate Risk
Our earnings are exposed to changes in short-term interest rates associated with our short-term commercial paper program and other short-term borrowings. We use a sensitivity analysis to estimate our short-term interest rate risk. For purposes of this analysis, we estimate our short-term interest rate risk as the difference between our actual interest expense for the period and estimated interest expense for the period assuming a hypothetical average one percent increase in the interest rates associated with our short-term borrowings. Had interest rates associated with our short-term borrowings increased by an average of one percent, our interest expense would have increased by approximately $4.3 million during 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Atmos Energy Corporation
We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atmos Energy Corporation at September 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects the financial information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Atmos Energy Corporation’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 13, 2017 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
Dallas, Texas
November 13, 2017

ATMOS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30
	2017	2016
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$11,001,910	$9,958,627
Construction in progress	299,394	183,879
	11,301,304	10,142,506
Less accumulated depreciation and amortization	2,042,122	1,873,900
Net property, plant and equipment	9,259,182	8,268,606
Current assets
Cash and cash equivalents	26,409	47,534
Accounts receivable, less allowance for doubtful accounts of $10,865 in 2017 and $11,056 in 2016	222,263	215,880
Gas stored underground	184,653	179,070
Current assets of disposal group classified as held for sale	—	151,117
Other current assets	106,321	88,085
Total current assets	539,646	681,686
Goodwill	730,132	726,962
Noncurrent assets of disposal group classified as held for sale	—	28,616
Deferred charges and other assets	220,636	305,019
	$10,749,596	$10,010,889
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding: 2017 — 106,104,634 shares, 2016 — 103,930,560 shares	$531	$520
Additional paid-in capital	2,536,365	2,388,027
Accumulated other comprehensive loss	(105,254)	(188,022)
Retained earnings	1,467,024	1,262,534
Shareholders’ equity	3,898,666	3,463,059
Long-term debt	3,067,045	2,188,779
Total capitalization	6,965,711	5,651,838
Commitments and contingencies
Current liabilities
Accounts payable and accrued liabilities	233,050	196,485
Current liabilities of disposal group classified as held for sale	—	72,900
Other current liabilities	332,648	439,085
Short-term debt	447,745	829,811
Current maturities of long-term debt	—	250,000
Total current liabilities	1,013,443	1,788,281
Deferred income taxes	1,878,699	1,603,056
Regulatory cost of removal obligation	485,420	424,281
Pension and postretirement liabilities	230,588	297,743
Noncurrent liabilities of disposal group held for sale	—	316
Deferred credits and other liabilities	175,735	245,374
	$10,749,596	$10,010,889
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30
	2017	2016	2015
	(In thousands, except per share data)
Operating revenues
Distribution segment	$2,649,175	$2,339,778	$2,821,362
Pipeline and storage segment	457,030	427,196	384,957
Intersegment eliminations	(346,470)	(312,326)	(279,334)
Total operating revenues	2,759,735	2,454,648	2,926,985

Purchased gas cost
Distribution segment	1,269,456	1,058,576	1,574,447
Pipeline and storage segment	2,506	(58)	562
Intersegment eliminations	(346,426)	(312,326)	(279,334)
Total purchased gas cost	925,536	746,192	1,295,675
Operation and maintenance expense	546,798	538,592	516,406
Depreciation and amortization expense	319,448	290,791	272,408
Taxes, other than income	240,407	221,843	230,264
Operating income	727,546	657,230	612,232
Miscellaneous expense, net	(3,270)	(234)	(819)
Interest charges	120,182	114,812	116,241
Income from continuing operations before income taxes	604,094	542,184	495,172
Income tax expense	221,383	196,642	189,549
Income from continuing operations	382,711	345,542	305,623
Income from discontinued operations, net of tax ($6,841, $3,731 and $6,141)	10,994	4,562	9,452
Gain on sale of discontinued operations, net of tax ($10,215, $0 and $0)	2,716	—	—
Net Income	$396,421	$350,104	$315,075
Basic and diluted net income per share
Income per share from continuing operations	$3.60	$3.33	$3.00
Income per share from discontinued operations	0.13	0.05	0.09
Net income per share - basic and diluted	$3.73	$3.38	$3.09
Basic and diluted weighted average shares outstanding	106,100	103,524	101,892

See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30
	2017	2016	2015
	(In thousands)
Net income	$396,421	$350,104	$315,075
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $1,473, $(245) and $(1,559)	2,564	(465)	(2,713)
Cash flow hedges:
Amortization and unrealized gain (loss) on interest rate agreements, net of tax of $43,238, $(56,723) and $(40,501)	75,222	(98,682)	(70,461)
Net unrealized gains (losses) on commodity cash flow hedges, net of tax of $3,183, $13,078 and $(15,193)	4,982	20,455	(23,763)
Total other comprehensive income (loss)	82,768	(78,692)	(96,937)
Total comprehensive income	$479,189	$271,412	$218,138

See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2014	100,388,092	$502	$2,180,151	$(12,393)	$917,972	$3,086,232
Net income	—	—	—	—	315,075	315,075
Other comprehensive loss	—	—	—	(96,937)	—	(96,937)
Repurchase of equity awards	(148,464)	(1)	(7,984)	—	—	(7,985)
Cash dividends ($1.56 per share)	—	—	—	—	(160,018)	(160,018)
Common stock issued:
Direct stock purchase plan	176,391	1	10,625	—	—	10,626
Retirement savings plan	398,047	2	20,324	—	—	20,326
1998 Long-term incentive plan	664,752	3	2,263	—	—	2,266
Employee stock-based compensation	—	—	25,212	—	—	25,212
Balance, September 30, 2015	101,478,818	507	2,230,591	(109,330)	1,073,029	3,194,797
Net income	—	—	—	—	350,104	350,104
Other comprehensive loss	—	—	—	(78,692)	—	(78,692)
Cash dividends ($1.68 per share)	—	—	—	—	(175,126)	(175,126)
Cumulative effect of accounting change	—	—	—	—	14,527	14,527
Common stock issued:
Public offering	1,360,756	7	98,567	—	—	98,574
Direct stock purchase plan	133,133	1	9,228	—	—	9,229
Retirement savings plan	359,414	2	25,047	—	—	25,049
1998 Long-term incentive plan	598,439	3	3,175	—	—	3,178
Employee stock-based compensation	—	—	21,419	—	—	21,419
Balance, September 30, 2016	103,930,560	520	2,388,027	(188,022)	1,262,534	3,463,059
Net income	—	—	—	—	396,421	396,421
Other comprehensive income	—	—	—	82,768	—	82,768
Cash dividends ($1.80 per share)	—	—	—	—	(191,931)	(191,931)
Common stock issued:
Public offering	1,303,494	6	98,749	—	—	98,755
Direct stock purchase plan	112,592	1	8,970	—	—	8,971
Retirement savings plan	228,326	1	17,551	—	—	17,552
1998 Long-term incentive plan	529,662	3	3,698	—	—	3,701
Employee stock-based compensation	—	—	19,370	—	—	19,370
Balance, September 30, 2017	106,104,634	$531	$2,536,365	$(105,254)	$1,467,024	$3,898,666
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2017	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$396,421	$350,104	$315,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	319,633	293,096	274,796
Deferred income taxes	227,183	193,556	192,886
Gain on sale of discontinued operations	(12,931)	—	—
Discontinued cash flow hedging for natural gas marketing commodity contracts	(10,579)	—	—
Stock-based compensation	14,064	14,760	15,980
Debt financing costs	6,469	5,667	5,922
Other	97	1,019	359
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(58,696)	(4,847)	48,240
(Increase) decrease in gas stored underground	(35,126)	20,577	33,234
(Increase) decrease in other current assets	9,991	(18,739)	(11,951)
(Increase) decrease in deferred charges and other assets	102,254	(24,860)	51,614
Increase (decrease) in accounts payable and accrued liabilities	53,017	(5,195)	(59,112)
Increase (decrease) in other current liabilities	(78,651)	(44,482)	896
Increase (decrease) in deferred credits and other liabilities	(66,056)	14,334	(56,025)
Net cash provided by operating activities	867,090	794,990	811,914
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(1,137,089)	(1,086,950)	(963,621)
Acquisition	(86,128)	—	—
Proceeds from the sale of discontinued operations	140,253	—	—
Purchases of available-for-sale securities	(53,597)	(32,551)	(29,527)
Proceeds from sale of available-for-sale securities	31,792	27,019	24,889
Maturities of available-for-sale securities	9,332	6,290	6,235
Use tax refund	29,790	—	—
Other, net	9,341	6,460	5,422
Net cash used in investing activities	(1,056,306)	(1,079,732)	(956,602)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term debt	(382,066)	371,884	261,232
Proceeds from issuance of long-term debt, net of premium/discount	884,911	—	499,060
Net proceeds from equity offering	98,755	98,574	—
Issuance of common stock through stock purchase and employee retirement plans	26,523	34,278	30,952
Settlement of interest rate agreements	(36,996)	—	13,364
Interest rate agreements cash collateral	25,670	(25,670)	—
Repayment of long-term debt	(250,000)	—	(500,000)
Cash dividends paid	(191,931)	(175,126)	(160,018)
Repurchase of equity awards	—	—	(7,985)
Debt issuance costs	(6,775)	(317)	(5,522)
Net cash provided by financing activities	168,091	303,623	131,083
Net increase (decrease) in cash and cash equivalents	(21,125)	18,881	(13,605)
Cash and cash equivalents at beginning of year	47,534	28,653	42,258
Cash and cash equivalents at end of year	$26,409	$47,534	$28,653
CASH PAID (RECEIVED) DURING THE PERIOD FOR:
Interest	$156,668	$154,748	$151,334
Income taxes	$5,264	$7,794	$1,802
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Through our distribution business, we deliver natural gas through sales and transportation arrangements to over three million residential, commercial, public-authority and industrial customers through our six regulated distribution divisions in the service areas described below:

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
In addition, we transport natural gas for others through our distribution system. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our distribution divisions operate. Our corporate headquarters and shared-services function are located in Dallas, Texas, and our customer support centers are located in Amarillo and Waco, Texas.
Our pipeline and storage business, which is also subject to federal and state regulation, consists of the operations of our Atmos Pipeline–Texas (APT) Division and our Louisiana natural gas transmission business. The APT division transports natural gas to our Mid-Tex Division, transports natural gas for third parties and manages five underground storage reservoirs in Texas. We also provide ancillary services customary to the pipeline industry including parking arrangements, lending and sales of inventory on hand. Our natural gas transmission operations in Louisiana are comprised of a proprietary 21-mile pipeline located in New Orleans, Louisiana that is primarily used to aggregate gas supply for our distribution division in Louisiana under a long-term contract and on a more limited basis, to third parties.
On October 29, 2016, we entered into a Membership Interest Purchase Agreement (the Agreement) with CenterPoint Energy Services, Inc., a subsidiary of CenterPoint Energy, Inc. (CES) to sell all of the equity interests of AEM. The transaction closed on January 3, 2017, with an effective date of January 1, 2017. AEM’s historical financial results are reflected in the Company’s consolidated financial statements as discontinued operations, which required retrospective application to financial information for all periods presented. Please refer to Note 15 for further information. Our discontinued natural gas marketing segment was primarily engaged in an unregulated natural gas marketing business, conducted by Atmos Energy Marketing (AEM). The natural gas marketing business operated primarily in the Midwest and Southeast and was based in Houston, Texas. This business provided natural gas management and transportation services to municipalities, regulated distribution companies, including certain divisions of Atmos Energy, and third parties.
2.    Summary of Significant Accounting Policies
Principles of consolidation — The accompanying consolidated financial statements include the accounts of Atmos Energy Corporation and our wholly-owned subsidiaries. All material intercompany transactions have been eliminated; however, we have not eliminated intercompany profits when such amounts are probable of recovery under the affiliates’ rate regulation process.
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
Regulation — Our distribution and pipeline and storage operations are subject to regulation with respect to rates, service, maintenance of accounting records and various other matters by the respective regulatory authorities in the states in which we operate. Our accounting policies recognize the financial effects of the ratemaking and accounting practices and policies of the various regulatory commissions. Accounting principles generally accepted in the United States require cost-based, rate-

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. As a result, certain costs that would normally be expensed under accounting principles generally accepted in the United States are permitted to be capitalized or deferred on the balance sheet because it is probable they can be recovered through rates. Further, regulation may impact the period in which revenues or expenses are recognized. The amounts to be recovered or recognized are based upon historical experience and our understanding of the regulations.
We record regulatory assets as a component of other current assets and deferred charges and other assets for costs that have been deferred for which future recovery through customer rates is considered probable. Regulatory liabilities are recorded either on the face of the balance sheet or as a component of current liabilities, deferred income taxes or deferred credits and other liabilities when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. Significant regulatory assets and liabilities as of September 30, 2017 and 2016 included the following:

	September 30
	2017	2016
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs(1)	$26,826	$132,348
Infrastructure mechanisms(2)	46,437	42,719
Deferred gas costs	65,714	45,184
Recoverable loss on reacquired debt	11,208	13,761
Deferred pipeline record collection costs	11,692	7,336
APT annual adjustment mechanism	2,160	7,171
Rate case costs	2,629	1,539
Other	10,132	13,565
	$176,798	$263,623
Regulatory liabilities:
Regulatory cost of removal obligation	$521,330	$476,891
Deferred gas costs	15,559	20,180
Asset retirement obligation	12,827	13,404
Other	5,941	4,250
	$555,657	$514,725

(1)	Includes $9.4 million and $12.4 million of pension and postretirement expense deferred pursuant to regulatory authorization.

(2)
Infrastructure mechanisms in Texas and Louisiana allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on the deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recovered through base rates.

Revenue recognition — Sales of natural gas to our distribution customers are billed on a monthly basis; however, the billing cycle periods for certain classes of customers do not necessarily coincide with accounting periods used for financial reporting purposes. We follow the revenue accrual method of accounting for distribution segment revenues whereby revenues applicable to gas delivered to customers, but not yet billed under the cycle billing method, are estimated and accrued and the related costs are charged to expense.
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
Rates established by regulatory authorities are adjusted for increases and decreases in our purchased gas costs through purchased gas cost adjustment mechanisms. Purchased gas cost adjustment mechanisms provide gas distribution companies a method of recovering purchased gas costs on an ongoing basis without filing a rate case to address all of their non-gas costs. There is no gross profit generated through purchased gas cost adjustments, but they provide a dollar-for-dollar offset to increases or decreases in our distribution segment’s gas costs. The effects of these purchased gas cost adjustment mechanisms are recorded as deferred gas costs on our balance sheet.
Operating revenues for our pipeline and storage segment are recognized in the period in which volumes are transported.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued operations — Accounting policies specific to our discontinued natural gas marketing business are described in more detail in Note 15.
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
Gas stored underground — Our gas stored underground is comprised of natural gas injected into storage to support the winter season withdrawals for our distribution operations. The average cost method is used for substantially all of our distribution operations. Gas in storage that is retained as cushion gas to maintain reservoir pressure is classified as property, plant and equipment and is valued at cost.
Property, plant and equipment — Regulated property, plant and equipment is stated at original cost, net of contributions in aid of construction. The cost of additions includes direct construction costs, payroll related costs (taxes, pensions and other fringe benefits), administrative and general costs and an allowance for funds used during construction. The allowance for funds used during construction represents the estimated cost of funds used to finance the construction of major projects and are capitalized in the rate base for ratemaking purposes when the completed projects are placed in service. Interest expense of $2.5 million, $2.8 million and $2.3 million was capitalized in 2017, 2016 and 2015.
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
Regulated property, plant and equipment is depreciated at various rates on a straight-line basis. These rates are approved by our regulatory commissions and are comprised of two components: one based on average service life and one based on cost of removal. Accordingly, we recognize our cost of removal expense as a component of depreciation expense. The related cost of removal accrual is reflected as a regulatory liability on the consolidated balance sheet. At the time property, plant and equipment is retired, removal expenses less salvage, are charged to the regulatory cost of removal accrual. The composite depreciation rate was 3.1 percent, 3.2 percent and 3.3 percent for the fiscal years ended September 30, 2017, 2016 and 2015.
Other property, plant and equipment is stated at cost. Depreciation is generally computed on the straight-line method for financial reporting purposes based upon estimated useful lives.
Asset retirement obligations — We record a liability at fair value for an asset retirement obligation when the legal obligation to retire the asset has been incurred with an offsetting increase to the carrying value of the related asset. Accretion of the asset retirement obligation due to the passage of time is recorded as an operating expense.
As of September 30, 2017 and 2016, we had asset retirement obligations of $12.8 million and $13.4 million. Additionally, we had $7.8 million and $8.1 million of asset retirement costs recorded as a component of property, plant and equipment that will be depreciated over the remaining life of the underlying associated assets.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Marketable securities — As of September 30, 2017 and 2016, all of our marketable securities were classified as available for sale. In accordance with the authoritative accounting standards, these securities are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). We regularly evaluate the performance of these investments on an individual investment by investment basis for impairment, taking into consideration the fund’s purpose, volatility and current returns. If a determination is made that a decline in fair value is other than temporary, the related investment is written down to its estimated fair value.
Financial instruments and hedging activities — We use financial instruments to mitigate commodity price risk in our distribution and pipeline and storage segments and to mitigate interest rate risk. The objectives and strategies for using financial instruments have been tailored to our continuing business and are discussed in Note 13.
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
Financial Instruments Associated with Commodity Price Risk
In our distribution segment, the costs associated with and the gains and losses arising from the use of financial instruments to mitigate commodity price risk are included in our purchased gas cost adjustment mechanisms in accordance with regulatory requirements. Therefore, changes in the fair value of these financial instruments are initially recorded as a component of deferred gas costs and recognized in the consolidated statement of income as a component of purchased gas cost when the related costs are recovered through our rates and recognized in revenue in accordance with accounting principles generally accepted in the United States. Accordingly, there is no earnings impact on our distribution segment as a result of the use of financial instruments.
Financial Instruments Associated with Interest Rate Risk
We manage interest rate risk, primarily when we plan to issue new long-term debt or to refinance existing long-term debt. We currently manage this risk through the use of forward starting interest rate swaps to fix the Treasury yield component of the interest cost associated with anticipated financings. We designate these financial instruments as cash flow hedges at the time the agreements are executed. Unrealized gains and losses associated with the instruments are recorded as a component of accumulated other comprehensive income (loss). When the instruments settle, the realized gain or loss is recorded as a component of accumulated other comprehensive income (loss) and recognized as a component of interest expense over the life of the related financing arrangement. Hedge ineffectiveness to the extent incurred is reported as a component of interest expense. As of September 30, 2017, no cash was required to be held in margin accounts. As of September 30, 2016, the Company netted $25.7 million of cash held in margin accounts into its current and noncurrent risk management liabilities.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Our Level 1 measurements consist primarily of our available-for-sale securities. The Level 1 measurements for investments in the Atmos Energy Corporation Master Retirement Trust (the Master Trust), Supplemental Executive Benefit Plan and postretirement benefit plan consist primarily of exchange-traded financial instruments.
Level 2 — Represents pricing inputs other than quoted prices included in Level 1 that are either directly or indirectly observable for the asset or liability as of the reporting date. These inputs are derived principally from, or corroborated by, observable market data. Our Level 2 measurements primarily consist of non-exchange-traded financial instruments, such as over-the-counter options and swaps and municipal and corporate bonds where market data for pricing is observable. The Level 2 measurements for investments in our Master Trust, Supplemental Executive Benefit Plan and postretirement benefit plan consist primarily of non-exchange traded financial instruments such as corporate bonds and government securities.
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
Investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient are not categorized within the fair value hierarchy, as required by accounting guidance adopted in the current fiscal year and includes common collective trusts and investments in limited partnerships held by our pension plans, as described in Note 7. The adoption of the new accounting guidance did not have an impact on our results of operations, consolidated balance sheets or cash flows.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Contingencies — In the normal course of business, we are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties or the action of various regulatory agencies. For such matters, we record liabilities when they are considered probable and estimable, based on currently available facts and our estimates of the ultimate outcome or resolution of the liability in the future. Actual results may differ from estimates, depending on actual outcomes or changes in the facts or expectations surrounding each potential exposure.
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
As of September 30, 2017, we have substantially completed the evaluation of our sources of revenue and the impact that the new guidance will have on our financial position, results of operations, cash flows and business processes. Based on this evaluation, we currently do not believe the implementation of the new guidance will have a material effect on our financial position, results of operations, cash flows or business processes. We expect to apply the new guidance using the modified retrospective method, which will result in a cumulative-effect adjustment on the date of adoption. We are currently still evaluating the impact to our financial statement presentation and related disclosures.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In March 2017, the FASB issued new guidance related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The new guidance requires entities to disaggregate the current service cost component of the net periodic benefit cost from the other components and present it with other current compensation costs for related employees in the statement of income. The other components of net periodic benefit cost will be presented outside of income from operations on the statement of income. In addition, only the service cost component of net periodic benefit cost is eligible for capitalization (e.g., as part of property, plant, and equipment). However, we believe that we will be allowed to defer the other components of net periodic benefit cost as a regulatory asset and that we will still be allowed to capitalize all components of net periodic benefit cost for ratemaking purposes. The new guidance is effective for us in the fiscal year beginning on October 1, 2018 and for interim periods within that year. We are currently evaluating the potential impact of this new guidance on our financial position, results of operations and cash flows.
3.    Segment Information
As of September 30, 2017, we manage and review our consolidated operations through the following three reportable segments:

•	The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states.

•	The pipeline and storage segment is comprised primarily of the pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana.

•	The natural gas marketing segment is comprised of our discontinued natural gas marketing business.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2017
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,647,813	$111,922	$—	$—	$2,759,735
Intersegment revenues	1,362	345,108	—	(346,470)	—
Total operating revenues	2,649,175	457,030	—	(346,470)	2,759,735
Purchased gas cost	1,269,456	2,506	—	(346,426)	925,536
Operation and maintenance expense	413,077	133,765	—	(44)	546,798
Depreciation and amortization expense	249,071	70,377	—	—	319,448
Taxes, other than income	211,929	28,478	—	—	240,407
Operating income	505,642	221,904	—	—	727,546
Miscellaneous expense	(1,695)	(1,575)	—	—	(3,270)
Interest charges	79,789	40,393	—	—	120,182
Income from continuing operations before income taxes	424,158	179,936	—	—	604,094
Income tax expense	155,789	65,594	—	—	221,383
Income from continuing operations	268,369	114,342	—	—	382,711
Income from discontinued operations, net of tax	—	—	10,994	—	10,994
Gain on sale of discontinued operations, net of tax	—	—	2,716	—	2,716
Net income	$268,369	$114,342	$13,710	$—	$396,421
Capital expenditures	$849,950	$287,139	$—	$—	$1,137,089

	Year Ended September 30, 2016
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,338,404	$116,244	$—	$—	$2,454,648
Intersegment revenues	1,374	310,952	—	(312,326)	—
Total operating revenues	2,339,778	427,196	—	(312,326)	2,454,648
Purchased gas cost	1,058,576	(58)	—	(312,326)	746,192
Operation and maintenance expense	407,982	130,610	—	—	538,592
Depreciation and amortization expense	234,109	56,682	—	—	290,791
Taxes, other than income	197,227	24,616	—	—	221,843
Operating income	441,884	215,346	—	—	657,230
Miscellaneous income (expense)	1,171	(1,405)	—	—	(234)
Interest charges	78,238	36,574	—	—	114,812
Income from continuing operations before income taxes	364,817	177,367	—	—	542,184
Income tax expense	130,987	65,655	—	—	196,642
Income from continuing operations	233,830	111,712	—	—	345,542
Income from discontinued operations, net of tax	—	—	4,562	—	4,562
Net income	$233,830	$111,712	$4,562	$—	$350,104
Capital expenditures	$740,246	$346,383	$321	$—	$1,086,950

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2015
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,819,977	$107,008	$—	$—	$2,926,985
Intersegment revenues	1,385	277,949	—	(279,334)	—
Total operating revenues	2,821,362	384,957	—	(279,334)	2,926,985
Purchased gas cost	1,574,447	562	—	(279,334)	1,295,675
Operation and maintenance expense	393,504	122,902	—	—	516,406
Depreciation and amortization expense	224,094	48,314	—	—	272,408
Taxes, other than income	206,625	23,639	—	—	230,264
Operating income	422,692	189,540	—	—	612,232
Miscellaneous income (expense)	284	(1,103)	—	—	(819)
Interest charges	83,087	33,154	—	—	116,241
Income from continuing operations before income taxes	339,889	155,283	—	—	495,172
Income tax expense	134,069	55,480	—	—	189,549
Income from continuing operations	205,820	99,803	—	—	305,623
Income from discontinued operations, net of tax	—	—	9,452	—	9,452
Net income	$205,820	$99,803	$9,452	$—	$315,075
Capital expenditures	$670,620	$292,775	$226	$—	$963,621
The following table summarizes our revenues from external parties by products and services for the fiscal year ended September 30.

	2017	2016	2015
	(In thousands)
Distribution revenues:
Gas sales revenues:
Residential	$1,642,918	$1,477,049	$1,761,689
Commercial	708,167	619,979	772,187
Industrial	133,372	98,439	131,034
Public authority and other	45,820	41,307	53,401
Total gas sales revenues	2,530,277	2,236,774	2,718,311
Transportation revenues	86,332	76,690	72,340
Other gas revenues	31,204	24,940	29,326
Total distribution revenues	2,647,813	2,338,404	2,819,977
Pipeline and storage revenues	111,922	116,244	107,008
Total operating revenues	$2,759,735	$2,454,648	$2,926,985

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at September 30, 2017 and 2016 by segment is presented in the following tables.

	September 30, 2017
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$6,849,517	$2,409,665	$—	$—	$9,259,182
Total assets	$10,050,164	$2,621,601	$—	$(1,922,169)	$10,749,596
Deferred income tax liabilities	$1,271,808	$606,891	$—	$—	$1,878,699

	September 30, 2016
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net(1)	$6,208,465	$2,060,141	$—	$—	$8,268,606
Total assets	$9,321,815	$2,283,864	$216,715	$(1,811,505)	$10,010,889
Deferred income tax liabilities	$1,055,348	$543,390	$4,318	$—	$1,603,056

(1)	Natural gas marketing had net property, plant and equipment of $11.9 million classified as assets held for sale on the consolidated balance sheet at September 30, 2016.

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
Basic and diluted earnings per share for the fiscal years ended September 30 are calculated as follows:

	2017	2016	2015
	(In thousands, except per share data)
Basic and Diluted Earnings Per Share from continuing operations
Income from continuing operations	$382,711	$345,542	$305,623
Less: Income from continuing operations allocated to participating securities	475	538	607
Income from continuing operations available to common shareholders	$382,236	$345,004	$305,016
Basic and diluted weighted average shares outstanding	106,100	103,524	101,892
Income from continuing operations per share — Basic and Diluted	$3.60	$3.33	$3.00

Basic and Diluted Earnings Per Share from discontinued operations
Income from discontinued operations	$13,710	$4,562	$9,452
Less: Income from discontinued operations allocated to participating securities	12	8	19
Income from discontinued operations available to common shareholders	$13,698	$4,554	$9,433
Basic and diluted weighted average shares outstanding	106,100	103,524	101,892
Income from discontinued operations per share - Basic and Diluted	$0.13	$0.05	$0.09
Net Income per share — Basic and Diluted	$3.73	$3.38	$3.09

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Debt
Long-term debt
Long-term debt at September 30, 2017 and 2016 consisted of the following:

	2017	2016
	(In thousands)
Unsecured 6.35% Senior Notes, due June 2017	—	250,000
Unsecured 8.50% Senior Notes, due March 2019	450,000	450,000
Unsecured 3.00% Senior Notes, due 2027	500,000	—
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	750,000	500,000
Medium term Series A notes, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Floating-rate term loan, due June 2019	125,000	—
Total long-term debt	3,085,000	2,460,000
Less:
Original issue (premium) discount on unsecured senior notes and debentures	(4,384)	4,270
Debt issuance cost	22,339	16,951
Current maturities	—	250,000
	$3,067,045	$2,188,779
Maturities of long-term debt at September 30, 2017 were as follows (in thousands):

2018	$—
2019	575,000
2020	—
2021	—
2022	—
Thereafter	2,510,000
$3,085,000

On June 8, 2017, we completed a public offering of $500 million of 3.00% senior notes due 2027 and $250 million of 4.125% senior notes due 2044. The effective rate of these notes is 3.12% and 4.40%, after giving effect to the offering costs and the settlement of the associated forward starting interest rate swaps. The net proceeds, excluding the loss on the settlement of the interest rate swaps of $37 million, of approximately $753 million were used to repay our $250 million 6.35% senior unsecured notes at maturity on June 15, 2017 and for general corporate purposes, including the repayment of working capital borrowings pursuant to our commercial paper program.
On September 22, 2016, we entered into a three year, $200 million multi-draw term loan agreement with a syndicate of three lenders. Borrowings under the term loan may be made in increments of $1.0 million or higher, may be repaid at any time during the loan period and will bear interest at a rate dependent upon our credit ratings at the time of such borrowing and based, at our election, on a base rate or LIBOR for the applicable interest period. The term loan was used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes. At September 30, 2017, there was $125.0 million of borrowings outstanding under the term loan. At September 30, 2016, there were no borrowings outstanding.
We utilize short-term debt to provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves the Company’s desired capital structure with an equity-to-capitalization ratio between 50% and 60%, inclusive of long-term and short-term debt. Our short-term borrowing requirements are affected primarily by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we need to supply our customers’ needs could significantly affect our borrowing requirements. Our short-term borrowings typically reach their highest levels in the winter months.
Currently, our short-term borrowing requirements are satisfied through a combination of a $1.5 billion commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $1.5 billion of total working capital funding. The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility that expires September 25, 2021. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from zero percent to 1.25 percent, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. This facility was amended in October 2016 to increase the total availability from $1.25 billion. At September 30, 2017 and 2016, there was $447.7 million and $829.8 million outstanding under our commercial paper program with weighted average interest rates of 1.25% and 0.81%, with average maturities of less than two months.
Additionally, we have a $25 million unsecured facility, which was renewed on April 1, 2017, and a $10 million unsecured revolving credit facility, which was renewed on September 30, 2017. At September 30, 2017, there were no borrowings outstanding under either of these facilities; however, outstanding letters of credit reduced the total amount available to us under our $10 million unsecured revolving facility to $4.2 million.
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in our five-year unsecured facility to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At September 30, 2017, our total-debt-to-total-capitalization ratio, as defined, was 48 percent. In addition, both the interest margin over the Eurodollar rate and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. We were in compliance with all of our debt covenants as of September 30, 2017. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

6.    Shareholders' Equity

Shelf Registration
On March 28, 2016, we filed a registration statement with the Securities and Exchange Commission (SEC) that originally permitted us to issue, from time to time, up to $2.5 billion in common stock and/or debt securities, which replaced our registration statement that expired on March 28, 2016. At September 30, 2017, $1.6 billion of securities remain available for issuance under the shelf registration statement.
At-the-Market Equity Sales Program
On March 28, 2016, we entered into an at-the-market (ATM) equity distribution agreement (the Agreement) with Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. in their capacity as agents and/or as principals (Agents). Under the terms of the Agreement, we were permitted to issue and sell, through any of the Agents, shares of our common stock, up to an aggregate offering price of $200 million, through the period ended March 28, 2019. During fiscal 2017, we sold 1,303,494 shares of common stock under the ATM program for $100.0 million and received net proceeds of $98.8 million. During fiscal 2016, we sold 1,360,756 shares of common stock under the ATM program for $100.0 million and received net proceeds of $98.6 million. The shares were issued pursuant to our shelf registration statement filed with the SEC on March 28, 2016.  At September 30, 2017, substantially all shares had been issued under our ATM program.
1998 Long-Term Incentive Plan
In August 1998, the Board of Directors approved and adopted the 1998 Long-Term Incentive Plan (LTIP), which became effective in October 1998 after approval by our shareholders. The LTIP is a comprehensive, long-term incentive compensation plan providing for discretionary awards of incentive stock options, non-qualified stock options, stock appreciation rights, bonus stock, time-lapse restricted stock, time-lapse restricted stock units, performance-based restricted stock units and stock units to

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain employees and non-employee directors of the Company and our subsidiaries. The objectives of this plan include attracting and retaining the best available personnel, providing for additional performance incentives and promoting our success by providing employees with the opportunity to acquire our common stock.
As of September 30, 2015, we were authorized to grant awards for up to a maximum of 8.7 million shares of common stock under this plan subject to certain adjustment provisions. In February 2016, our shareholders voted to increase the number of authorized LTIP shares by 2.5 million shares and to extend the term of the plan for an additional five years, through September 2021. On March 29, 2016, we filed with the SEC a registration statement on Form S-8 to register the additional 2.5 million shares; we also listed such shares with the New York Stock Exchange. As of September 30, 2017, we were authorized to grant awards for up to a maximum of 11.2 million shares of common stock under this plan subject to certain adjustment provisions.
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

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Commodity Contracts Cash Flow Hedges	Total
	(In thousands)
September 30, 2016	$4,484	$(187,524)	$(4,982)	$(188,022)
Other comprehensive income (loss) before reclassifications	2,502	74,560	9,847	86,909
Amounts reclassified from accumulated other comprehensive income	62	662	(4,865)	(4,141)
Net current-period other comprehensive income	2,564	75,222	4,982	82,768
September 30, 2017	$7,048	$(112,302)	$—	$(105,254)

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Commodity Contracts Cash Flow Hedges	Total
	(In thousands)
September 30, 2015	$4,949	$(88,842)	$(25,437)	$(109,330)
Other comprehensive income (loss) before reclassifications	(263)	(99,029)	(11,662)	(110,954)
Amounts reclassified from accumulated other comprehensive income	(202)	347	32,117	32,262
Net current-period other comprehensive income (loss)	(465)	(98,682)	20,455	(78,692)
September 30, 2016	$4,484	$(187,524)	$(4,982)	$(188,022)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables detail reclassifications out of AOCI for the fiscal years ended September 30, 2017 and 2016. Amounts in parentheses below indicate decreases to net income in the statement of income.

	Fiscal Year Ended September 30, 2017
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$(97)	Operation and maintenance expense
	(97)	Total before tax
	35	Tax benefit
	$(62)	Net of tax
Cash flow hedges
Interest rate agreements	$(1,043)	Interest charges
Commodity contracts	7,967	Purchased gas cost(1)
	6,924	Total before tax
	(2,721)	Tax expense
	$4,203	Net of tax
Total reclassifications	$4,141	Net of tax

	Fiscal Year Ended September 30, 2016
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$318	Operation and maintenance expense
	318	Total before tax
	(116)	Tax expense
	$202	Net of tax
Cash flow hedges
Interest rate agreements	$(546)	Interest charges
Commodity contracts	(52,651)	Purchased gas cost(1)
	(53,197)	Total before tax
	20,733	Tax benefit
	$(32,464)	Net of tax
Total reclassifications	$(32,262)	Net of tax

(1)	Amounts are presented as part of income from discontinued operations on the consolidated statements of income.

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a rate regulated entity, we generally recover our pension costs in our rates over a period of up to 15 years. The amounts that have not yet been recognized in net periodic pension cost that have been recorded as regulatory assets are as follows:

	Defined Benefits Plan	Supplemental Executive Retirement Plans	Postretirement Plans	Total
	(In thousands)
September 30, 2017
Unrecognized prior service credit	$(1,278)	$—	$1,309	$31
Unrecognized actuarial (gain) loss	62,388	42,170	(87,196)	17,362
	$61,110	$42,170	$(85,887)	$17,393
September 30, 2016
Unrecognized prior service credit	$(1,509)	$—	$(2,880)	$(4,389)
Unrecognized actuarial (gain) loss	127,028	51,558	(54,298)	124,288
	$125,519	$51,558	$(57,178)	$119,899
Defined Benefit Plans
Employee Pension Plan
As of September 30, 2017, we maintained one defined benefit plan, the Atmos Energy Corporation Pension Account Plan (the Plan). The assets of the Plan are held within the Atmos Energy Corporation Master Retirement Trust (the Master Trust). The Plan is a cash balance pension plan that was established effective January 1999 and covers most of the employees of Atmos Energy that were hired before September 30, 2010. The plan was closed to new participants effective October 1, 2010.
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
During fiscal 2017 and 2016 we contributed $5.0 million and $15.0 million in cash to the Plan to achieve a desired level of funding while maximizing the tax deductibility of this payment. Based upon market conditions at September 30, 2017, the current funded position of the Plan and the funding requirements under the PPA, we do not anticipate a minimum required contribution for fiscal 2018. However, we may consider whether a voluntary contribution is prudent to maintain certain funding levels.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents asset allocation information for the Master Trust as of September 30, 2017 and 2016.

	Targeted Allocation Range	Actual Allocation September 30
Security Class		2017	2016
Domestic equities	35%-55%	43.9%	40.5%
International equities	10%-20%	17.2%	15.5%
Fixed income	5%-30%	10.6%	11.2%
Company stock	0%-15%	11.8%	15.1%
Other assets	0%-20%	16.5%	17.7%
At September 30, 2017 and 2016, the Plan held 716,700 and 956,700 shares of our common stock which represented 11.8 percent and 15.1 percent of total Plan assets. These shares generated dividend income for the Plan of approximately $1.7 million and $1.8 million during fiscal 2017 and 2016.
Our employee pension plan expenses and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates and demographic data. We review the estimates and assumptions underlying our employee pension plans annually based upon a September 30 measurement date. The development of our assumptions is fully described in our significant accounting policies in Note 2. The actuarial assumptions used to determine the pension liability for the Plan was determined as of September 30, 2017 and 2016 and the actuarial assumptions used to determine the net periodic pension cost for the Plan was determined as of September 30, 2016, 2015 and 2014. On October 20, 2017, the Society of Actuaries released its annually-updated mortality improvement scale for pension plans incorporating new assumptions surrounding life expectancies in the United States.  As of September 30, 2017, we updated our assumed mortality rates to incorporate the updated mortality table.
Additional assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2017	2016	2017	2016	2015
Discount rate	3.89%	3.73%	3.73%	4.55%	4.43%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%
Expected return on plan assets	6.75%	7.00%	7.00%	7.00%	7.25%

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Plan’s accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2017 and 2016:

	2017	2016
	(In thousands)
Accumulated benefit obligation	$505,355	$516,924
Change in projected benefit obligation:
Benefit obligation at beginning of year	$545,480	$508,599
Service cost	18,109	16,419
Interest cost	20,443	23,193
Actuarial (gain) loss	(16,347)	41,847
Benefits paid(1)	(34,230)	(44,578)
Benefit obligation at end of year	533,455	545,480
Change in plan assets:
Fair value of plan assets at beginning of year	473,950	450,932
Actual return on plan assets	63,524	52,596
Employer contributions	5,000	15,000
Benefits paid(1)	(34,230)	(44,578)
Fair value of plan assets at end of year	508,244	473,950
Reconciliation:
Funded status	(25,211)	(71,530)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued pension cost	$(25,211)	$(71,530)

(1)	Includes $12.8 million of one-time payments to eligible deferred vested participants who elected to receive a lump-sum payout of their pension benefits during fiscal 2016.

Net periodic pension cost for the Plan for fiscal 2017, 2016 and 2015 is recorded as operating expense and included the following components:

	Fiscal Year Ended September 30
	2017	2016	2015
	(In thousands)
Components of net periodic pension cost:
Service cost	$18,109	$16,419	$16,231
Interest cost	20,443	23,193	21,850
Expected return on assets	(27,975)	(27,522)	(25,744)
Amortization of prior service credit	(231)	(226)	(192)
Recognized actuarial loss	12,744	10,693	13,322
Net periodic pension cost	$23,090	$22,557	$25,467

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of September 30, 2017 and 2016. As required by authoritative accounting literature, assets are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The methods used to determine fair value for the assets held by the Plan are fully described in Note 2. Investments in our common/collective trusts and limited partnerships that are measured at net asset value per share equivalent are not classified in the fair value hierarchy. The net asset value amounts presented are intended to reconcile the fair value hierarchy to the total investments. In addition to the assets shown below, the Plan had net accounts receivable of $0.6 million and $2.6 million at September 30, 2017 and 2016 which materially approximates fair value due to the short-term nature of these assets.

	Assets at Fair Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks	$164,910	$—	$—	$164,910
Money market funds	—	9,588	—	9,588
Registered investment companies	64,102	—	—	64,102
Government securities:
Mortgage-backed securities	—	15,664	—	15,664
U.S. treasuries	5,129	822	—	5,951
Corporate bonds	—	32,314	—	32,314
Total investments at fair value	$234,141	$58,388	$—	292,529
Investments measured at net asset value:
Common/collective trusts (1)				150,976
Limited partnerships (1)				64,135
Total investments at fair value				$507,640

	Assets at Fair Value as of September 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks	$157,111	$—	$—	$157,111
Money market funds	—	11,522	—	11,522
Registered investment companies	87,396	—	—	87,396
Government securities:
Mortgage-backed securities	—	15,223	—	15,223
U.S. treasuries	4,704	863	—	5,567
Corporate bonds	—	31,929	—	31,929
Total assets in the fair value hierarchy	$249,211	$59,537	$—	308,748
Investments measured at net asset value:
Common/collective trusts (1)				105,124
Limited partnerships (1)				57,438
Total investments at fair value				$471,310

(1)
The fair value of our common/collective trusts and limited partnerships are measured using the net asset value per share practical expedient. There are no redemption restrictions, redemption notice periods or unfunded commitments for these investments. The redemption frequency is daily.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In August 1998, we adopted the Supplemental Executive Retirement Plan (SERP) (formerly known as the Performance-Based Supplemental Executive Benefits Plan), which covers all officers or division presidents selected to participate in the plan between August 12, 1998 and August 5, 2009 and any corporate officer who was appointed to the Management Committee through December 31, 2016. The SERP is a defined benefit arrangement which provides a benefit equal to 60 percent of covered compensation under which benefits paid from the underlying qualified defined benefit plan are an offset to the benefits under the SERP.
Effective August 5, 2009, we adopted a new defined benefit Supplemental Executive Retirement Plan (the 2009 SERP), for corporate officers, division presidents or any other employees selected at the discretion of the Board. Under the 2009 SERP, a nominal account has been established for each participant, to which the Company contributes at the end of each calendar year an amount equal to ten percent (25 percent for members of the Management Committee appointed on or after January 1, 2017) of the total of each participant’s base salary and cash incentive compensation earned during each prior calendar year, beginning December 31, 2009. The benefits vest after three years of service and attainment of age 55 and earn interest credits at the same annual rate as the Company’s Pension Account Plan (currently 4.69%).
Due to the departure of certain executives in February 2017, we recognized a settlement loss of $2.7 million associated with our SEBP and made an $8.6 million benefit payment during the fourth quarter of fiscal 2017.
Similar to our employee pension plans, we review the estimates and assumptions underlying our supplemental plans annually based upon a September 30 measurement date using the same techniques as our employee pension plans. The actuarial assumptions used to determine the pension liability for the supplemental plans were determined as of September 30, 2017 and 2016 and the actuarial assumptions used to determine the net periodic pension cost for the supplemental plans were determined as of September 30, 2016, 2015 and 2014. These assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2017	2016	2017	2016	2015
Discount rate	3.89%	3.73%	3.73%	4.55%	4.43%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the supplemental plans’ accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2017 and 2016:

	2017	2016
	(In thousands)
Accumulated benefit obligation	$130,070	$137,616
Change in projected benefit obligation:
Benefit obligation at beginning of year	$142,574	$122,393
Service cost	2,756	2,371
Interest cost	4,744	5,185
Actuarial (gain) loss	(2,452)	17,229
Benefits paid	(4,588)	(4,604)
Settlements	(8,554)	—
Benefit obligation at end of year	134,480	142,574
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	13,142	4,604
Benefits paid	(4,588)	(4,604)
Settlements	(8,554)	—
Fair value of plan assets at end of year	—	—
Reconciliation:
Funded status	(134,480)	(142,574)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued pension cost	$(134,480)	$(142,574)
Assets for the supplemental plans are held in separate rabbi trusts. At September 30, 2017 and 2016, assets held in the rabbi trusts consisted of available-for-sale securities of $42.9 million and $41.3 million, which are included in our fair value disclosures in Note 14.
Net periodic pension cost for the supplemental plans for fiscal 2017, 2016 and 2015 is recorded as operating expense and included the following components:

	Fiscal Year Ended September 30
	2017	2016	2015
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,756	$2,371	$3,971
Interest cost	4,744	5,185	4,943
Amortization of transition asset	—	—	—
Amortization of prior service cost	—	—	—
Recognized actuarial loss	4,251	2,586	2,343
Settlements	2,685	—	—
Net periodic pension cost	$14,436	$10,142	$11,257

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments
The following benefit payments for our defined benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:

	Pension Plan	Supplemental Plans
	(In thousands)
2018	$32,173	$18,411
2019	32,903	23,000
2020	34,314	4,701
2021	36,487	4,609
2022	37,857	17,520
2023-2027	204,690	48,415
Postretirement Benefits
We sponsor the Retiree Medical Plan for Retirees and Disabled Employees of Atmos Energy Corporation (the Atmos Retiree Medical Plan). This plan provides medical and prescription drug protection to all qualified participants based on their date of retirement. The Atmos Retiree Medical Plan provides different levels of benefits depending on the level of coverage chosen by the participants and the terms of predecessor plans; however, we generally pay 80 percent of the projected net claims and administrative costs and participants pay the remaining 20 percent of this cost. Effective January 1, 2015, for employees who had not met the participation requirements by September 30, 2009, the contribution rates for the Company will be limited to a three percent cost increase in claims and administrative costs each year, with the participant responsible for the additional costs.
Generally, our funding policy is to contribute annually an amount in accordance with the requirements of ERISA. However, additional voluntary contributions are made annually as considered necessary. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. We expect to contribute between $10 million and $20 million to our postretirement benefits plan during fiscal 2018.
We maintain a formal investment policy with respect to the assets in our postretirement benefits plan to ensure the assets funding the postretirement benefit plan are appropriately invested to maintain an acceptable level of risk. We also consider our current financial status when making recommendations and decisions regarding the postretirement benefits plan.
We currently invest the assets funding our postretirement benefit plan in diversified investment funds which consist of common stocks, preferred stocks and fixed income securities. The diversified investment funds may invest up to 75 percent of assets in common stocks and convertible securities. The following table presents asset allocation information for the postretirement benefit plan assets as of September 30, 2017 and 2016.

	Actual Allocation September 30
Security Class	2017	2016
Diversified investment funds	97.5%	97.2%
Cash and cash equivalents	2.5%	2.8%
Similar to our employee pension and supplemental plans, we review the estimates and assumptions underlying our postretirement benefit plan annually based upon a September 30 measurement date using the same techniques as our employee pension plans. The actuarial assumptions used to determine the pension liability for our postretirement plan were determined as of September 30, 2017 and 2016 and the actuarial assumptions used to determine the net periodic pension cost for the postretirement plan were determined as of September 30, 2016, 2015 and 2014. The assumptions are presented in the following table:

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Postretirement Liability		Postretirement Cost
	2017	2016	2017	2016	2015
Discount rate	3.89%	3.73%	3.73%	4.55%	4.43%
Expected return on plan assets	4.29%	4.45%	4.45%	4.45%	4.60%
Initial trend rate	7.00%	7.50%	7.50%	7.50%	7.50%
Ultimate trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Ultimate trend reached in	2022	2022	2022	2021	2020

The following table presents the postretirement plan’s benefit obligation and funded status as of September 30, 2017 and 2016:

	2017	2016
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$279,222	$267,179
Service cost	12,436	10,823
Interest cost	10,679	12,424
Plan participants’ contributions	4,936	4,289
Actuarial gain	(21,750)	(1,052)
Benefits paid	(13,970)	(14,441)
Plan amendments	2,545	—
Benefit obligation at end of year	274,098	279,222
Change in plan assets:
Fair value of plan assets at beginning of year	158,977	138,009
Actual return on plan assets	21,160	14,528
Employer contributions	13,687	16,592
Plan participants’ contributions	4,936	4,289
Benefits paid	(13,970)	(14,441)
Fair value of plan assets at end of year	184,790	158,977
Reconciliation:
Funded status	(89,308)	(120,245)
Unrecognized transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued postretirement cost	$(89,308)	$(120,245)
Net periodic postretirement cost for fiscal 2017, 2016 and 2015 is recorded as operating expense and included the components presented below.

	Fiscal Year Ended September 30
	2017	2016	2015
	(In thousands)
Components of net periodic postretirement cost:
Service cost	$12,436	$10,823	$15,583
Interest cost	10,679	12,424	14,385
Expected return on assets	(7,185)	(6,264)	(6,431)
Amortization of transition obligation	—	82	272
Amortization of prior service credit	(1,644)	(1,644)	(1,644)
Recognized actuarial (gain) loss	(2,827)	(2,167)	—
Net periodic postretirement cost	$11,459	$13,254	$22,165

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the plan. A one-percentage point change in assumed health care cost trend rates would have the following effects on the latest actuarial calculations:

	One-Percentage Point Increase	One-Percentage Point Decrease
	(In thousands)
Effect on total service and interest cost components	$4,526	$(3,584)
Effect on postretirement benefit obligation	$41,259	$(33,863)
We are currently recovering other postretirement benefits costs through our regulated rates in substantially all of our service areas under accrual accounting as prescribed by accounting principles generally accepted in the United States. Other postretirement benefits costs have been specifically addressed in rate orders in each jurisdiction served by our Kentucky/Mid-States, West Texas, Mid-Tex and Mississippi Divisions as well as our Kansas jurisdiction and Atmos Pipeline – Texas or have been included in a rate case and not disallowed. Management believes that this accounting method is appropriate and will continue to seek rate recovery of accrual-based expenses in its ratemaking jurisdictions that have not yet approved the recovery of these expenses.
The following tables set forth by level, within the fair value hierarchy, the Retiree Medical Plan’s assets at fair value as of September 30, 2017 and 2016. The methods used to determine fair value for the assets held by the Retiree Medical Plan are fully described in Note 2.

	Assets at Fair Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$4,534	$—	$4,534
Registered investment companies	180,256	—	—	180,256
Total investments at fair value	$180,256	$4,534	$—	$184,790

	Assets at Fair Value as of September 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$4,470	$—	$4,470
Registered investment companies	154,507	—	—	154,507
Total investments at fair value	$154,507	$4,470	$—	$158,977

Estimated Future Benefit Payments
The following benefit payments paid by us, retirees and prescription drug subsidy payments for our postretirement benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years. Company payments for fiscal 2017 include contributions to our postretirement plan trusts.

	Company Payments	Retiree Payments	Subsidy Payments	Total Postretirement Benefits
	(In thousands)
2018	$15,387	$3,392	$—	$18,779
2019	12,140	3,751	—	15,891
2020	12,658	4,171	—	16,829
2021	13,571	4,704	—	18,275
2022	14,523	5,282	—	19,805
2023-2027	85,118	35,165	—	120,283

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plan
The Atmos Energy Corporation Retirement Savings Plan and Trust (the Retirement Savings Plan) covers substantially all employees and is subject to the provisions of Section 401(k) of the Internal Revenue Code. Effective January 1, 2007, employees automatically become participants of the Retirement Savings Plan on the date of employment. Participants may elect a salary reduction up to a maximum of 65 percent of eligible compensation, as defined by the Plan, not to exceed the maximum allowed by the Internal Revenue Service. New participants are automatically enrolled in the Plan at a salary reduction amount of four percent of eligible compensation, from which they may opt out. We match 100 percent of a participant’s contributions, limited to four percent of the participant’s salary. Participants are eligible to receive matching contributions after completing one year of service, in which they are immediately vested. Participants are also permitted to take out a loan against their accounts subject to certain restrictions. Employees hired on or after October 1, 2010 participate in the enhanced plan in which participants receive a fixed annual contribution of four percent of eligible earnings to their Retirement Savings Plan account. Participants will continue to be eligible for company matching contributions of up to four percent of their eligible earnings and will be fully vested in the fixed annual contribution after three years of service. Prior to December 31, 2015, we also maintained the AEH 401(k) Profit-Sharing Plan, which covered substantially all AEH employees.
Matching and fixed annual contributions to the Retirement Savings Plan and the AEH 401(k) Profit-Sharing Plan are expensed as incurred and amounted to $15.4 million, $15.8 million and $14.8 million for fiscal years 2017, 2016 and 2015. At September 30, 2017 and 2016, the Retirement Savings Plan held 3.7 percent and 4.2 percent of our outstanding common stock.
8.    Stock and Other Compensation Plans
Stock-Based Compensation Plans
Total stock-based compensation cost was $23.1 million, $24.6 million and $27.5 million for the fiscal years ended September 30, 2017, 2016 and 2015. Of this amount, $9.0 million, $9.8 million and $11.5 million was capitalized. Tax benefits related to stock-based compensation were $4.4 million, $5.0 million and $4.7 million for the fiscal years ended September 30, 2017, 2016 and 2015.
1998 Long-Term Incentive Plan
We have a Long-Term Incentive Plan (LTIP), which provides a long-term incentive compensation plan providing for discretionary awards of incentive stock options, non-qualified stock options, stock appreciation rights, bonus stock, time-lapse restricted stock, time-lapse restricted stock units, performance-based restricted stock units and stock units to certain employees and non-employee directors of the Company and our subsidiaries. The objectives of this plan include attracting and retaining the best available personnel, providing for additional performance incentives and promoting our success by providing employees with the opportunity to acquire common stock.
As of September 30, 2017, we were authorized to grant awards for up to a maximum of 11.2 million shares of common stock under this plan subject to certain adjustment provisions. As of September 30, 2017, non-qualified stock options, bonus stock, time-lapse restricted stock, time-lapse restricted stock units, performance-based restricted stock units and stock units had been issued under this plan, and 2.0 million shares were available for future issuance.
Restricted Stock Units Award Grants
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following summarizes information regarding the restricted stock units granted under the plan during the fiscal years ended September 30, 2017, 2016 and 2015:

	2017		2016		2015
	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	782,431	$57.66	878,104	$48.24	988,637	$42.22
Granted	273,497	74.15	357,323	65.98	444,543	50.50
Vested	(448,326)	52.23	(448,136)	45.88	(551,688)	39.28
Forfeited	(36,788)	63.48	(4,860)	53.52	(3,388)	48.55
Nonvested at end of year	570,814	$69.45	782,431	$57.66	878,104	$48.24
As of September 30, 2017, there was $10.9 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the LTIP. That cost is expected to be recognized over a weighted-average period of 1.6 years. The fair value of restricted stock vested during the fiscal years ended September 30, 2017, 2016 and 2015 was $23.4 million, $20.6 million and $21.7 million.
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
Equity Incentive and Deferred Compensation Plan for Non-Employee Directors
We have an Equity Incentive and Deferred Compensation Plan for Non–Employee Directors, which provides non-employee directors of Atmos Energy with the opportunity to defer receipt, until retirement, of compensation for services rendered to the Company and invest deferred compensation into either a cash account or a stock account. The plan provides non-employee directors of Atmos Energy with the opportunity to defer receipt, until retirement, of compensation for services rendered to the Company and invest deferred compensation into either a cash account or a stock account.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Details of Selected Consolidated Balance Sheet Captions
The following tables provide additional information regarding the composition of certain of our balance sheet captions. Assets held for sale at September 30, 2016 are detailed in Note 15.
Accounts receivable
Accounts receivable was comprised of the following at September 30, 2017 and 2016:

	September 30
	2017	2016
	(In thousands)
Billed accounts receivable	$135,091	$120,128
Unbilled revenue	73,143	67,396
Other accounts receivable	24,894	39,412
Total accounts receivable	233,128	226,936
Less: allowance for doubtful accounts	(10,865)	(11,056)
Net accounts receivable	$222,263	$215,880
Other current assets
Other current assets as of September 30, 2017 and 2016 were comprised of the following accounts.

	September 30
	2017	2016
	(In thousands)
Deferred gas costs	$65,714	$45,184
Prepaid expenses	32,163	21,489
Taxes receivable	—	5,456
Materials and supplies	4,472	5,825
Assets from risk management activities	2,436	3,029
Other	1,536	7,102
Total	$106,321	$88,085
Property, plant and equipment
Property, plant and equipment was comprised of the following as of September 30, 2017 and 2016:

	September 30
	2017	2016
	(In thousands)
Production plant	$66	$66
Storage plant	369,510	353,523
Transmission plant	2,521,671	2,232,927
Distribution plant	7,306,021	6,598,990
General plant	765,662	732,606
Intangible plant	38,980	40,515
	11,001,910	9,958,627
Construction in progress	299,394	183,879
	11,301,304	10,142,506
Less: accumulated depreciation and amortization	(2,042,122)	(1,873,900)
Net property, plant and equipment(1)	$9,259,182	$8,268,606

(1)	Net property, plant and equipment includes plant acquisition adjustments of $(64.1) million and $(59.8) million at September 30, 2017 and 2016.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
The following presents our goodwill balance allocated by segment and changes in the balance for the fiscal year ended September 30, 2017:

	Distribution	Pipeline and Storage	Total
	(In thousands)
Balance as of September 30, 2016(1)	$583,950	$143,012	$726,962
Allocation of goodwill due to disposal of Natural Gas Marketing operations	2,711	—	2,711
Deferred tax adjustments on prior acquisitions(2)	419	40	459
Balance as of September 30, 2017	$587,080	$143,052	$730,132

(1)
Our discontinued natural gas marketing segment had $16.4 million of goodwill at September 30, 2016. Of this amount, $13.7 million was written off in connection with the sale and the remaining $2.7 million was reallocated to the distribution segment.

(2)
We annually adjust certain deferred taxes recorded in connection with acquisitions completed in fiscal 2001 and fiscal 2004, which resulted in an increase to goodwill and net deferred tax liabilities of $0.5 million for fiscal 2017.

Deferred charges and other assets
Deferred charges and other assets as of September 30, 2017 and 2016 were comprised of the following accounts.

	September 30
	2017	2016
	(In thousands)
Marketable securities	$88,409	$72,701
Regulatory assets	110,977	214,890
Assets from risk management activities	803	1,822
Other	20,447	15,606
Total	$220,636	$305,019

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of September 30, 2017 and 2016 were comprised of the following accounts.

	September 30
	2017	2016
	(In thousands)
Trade accounts payable	$143,422	$114,361
Accrued gas payable	50,253	47,107
Accrued liabilities	39,375	35,017
Total	$233,050	$196,485

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other current liabilities
Other current liabilities as of September 30, 2017 and 2016 were comprised of the following accounts.

	September 30
	2017	2016
	(In thousands)
Customer credit balances and deposits	$54,627	$81,219
Accrued employee costs	46,653	47,058
Deferred gas costs	15,559	20,180
Accrued interest	39,624	34,863
Liabilities from risk management activities	322	56,771
Taxes payable	116,291	104,145
Pension and postretirement obligations	18,411	36,606
Regulatory cost of removal accrual	35,910	52,610
Other	5,251	5,633
Total	$332,648	$439,085

Deferred credits and other liabilities
Deferred credits and other liabilities as of September 30, 2017 and 2016 were comprised of the following accounts.

	September 30
	2017	2016
	(In thousands)
Customer advances for construction	$9,309	$9,850
Regulatory liabilities	5,257	4,152
Asset retirement obligation	12,827	13,404
Liabilities from risk management activities	112,076	184,048
Other	36,266	33,920
Total	$175,735	$245,374
10.    Leases
We have entered into operating leases for office and warehouse space, vehicles and heavy equipment used in our operations. The remaining lease terms range from one to 14 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Renewal options exist for certain of these leases.
The related future minimum lease payments at September 30, 2017 were as follows:

Operating Leases
(In thousands)
2018	$17,170
2019	16,437
2020	15,438
2021	15,238
2022	15,138
Thereafter	35,516
Total minimum lease payments	$114,937
Consolidated lease and rental expense amounted to $32.7 million, $32.6 million and $32.5 million for fiscal 2017, 2016 and 2015.
11.    Commitments and Contingencies
Litigation

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Purchase Commitments
Our distribution and pipeline and storage segments maintain supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of the individual contract.
Our Mid-Tex Division maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at prices indexed to natural gas trading hubs. At September 30, 2017, we were committed to purchase 20.9 Bcf within one year, 37.9 Bcf within two to three years and 0.3 Bcf beyond three years under indexed contracts. Purchases under these contracts totaled $49.7 million, $85.3 million and $113.3 million for 2017, 2016 and 2015.
12.    Income Taxes
The components of income tax expense from continuing operations for 2017, 2016 and 2015 were as follows:

	2017	2016	2015
	(In thousands)
Current
Federal	$—	$—	$—
State	9,022	5,667	6,513
Deferred
Federal	197,013	178,630	170,649
State	15,348	12,350	12,393
Investment tax credits	—	(5)	(6)
	$221,383	$196,642	$189,549
Reconciliations of the provision for income taxes computed at the statutory rate to the reported provisions for income taxes from continuing operations for 2017, 2016 and 2015 are set forth below:

	2017	2016	2015
	(In thousands)
Tax at statutory rate of 35%	$211,433	$189,764	$173,310
Common stock dividends deductible for tax reporting	(2,584)	(2,570)	(2,413)
State taxes (net of federal benefit)	16,100	11,133	12,289
Change in valuation allowance	—	1,324	4,998
Other, net	(3,566)	(3,009)	1,365
Income tax expense	$221,383	$196,642	$189,549

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that gave rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 2017 and 2016 are presented below:

	2017	2016
	(In thousands)
Deferred tax assets:
Employee benefit plans	$121,288	$122,682
Interest rate agreements	65,171	107,782
Net operating loss carryforwards	555,043	514,391
Charitable and other credit carryforwards	18,873	22,273
Other	10,218	23,648
Total deferred tax assets	770,593	790,776
Valuation allowance	(5,403)	(10,481)
Net deferred tax assets	765,190	780,295
Deferred tax liabilities:
Difference in net book value and net tax value of assets	(2,528,485)	(2,259,278)
Pension funding	(13,101)	(30,652)
Gas cost adjustments	(60,376)	(54,725)
Other	(41,927)	(38,696)
Total deferred tax liabilities	(2,643,889)	(2,383,351)
Net deferred tax liabilities	$(1,878,699)	$(1,603,056)
Deferred credits for rate regulated entities	$985	$861
At September 30, 2017, we had $532.9 million of federal net operating loss carryforwards. The federal net operating loss carryforwards are available to offset taxable income and will begin to expire in 2029. The Company also has $10.1 million of federal alternative minimum tax credit carryforwards, which do not expire. In addition, the Company has $7.6 million in charitable contribution carryforwards to offset taxable income. The Company’s charitable contribution carryforwards expire in 2018 - 2022.
For state taxable income, the Company has $22.1 million of state net operating loss carryforwards (net of $11.9 million of federal effects) and $1.2 million of state tax credits carryforwards (net of federal effects). Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards will begin to expire between 2018 and 2032.
We believe it is more likely than not that the benefit from certain charitable contribution carryforwards, state net operating loss carryforwards and state credit carryforwards will not be realized. Due to the uncertainty of realizing a benefit from the deferred tax asset recorded for the carryforwards, a valuation allowance of $1.1 million was established for the year ended September 30, 2016. No additional valuation allowance was recorded for the year ended September 30, 2017. However, at September 30, 2017, $5.1 million of deferred tax assets expired for which a valuation allowance had previously been recorded.
At September 30, 2017, we had recorded liabilities associated with unrecognized tax benefits totaling $23.7 million. The following table reconciles the beginning and ending balance of our unrecognized tax benefits:

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2017	2016	2015
	(In thousands)
Unrecognized tax benefits - beginning balance	$20,298	$17,069	$12,629
Increase (decrease) resulting from prior period tax positions	(366)	(290)	1,009
Increase resulting from current period tax positions	3,787	3,519	3,431
Unrecognized tax benefits - ending balance	23,719	20,298	17,069
Less: deferred federal and state income tax benefits	(8,302)	(7,104)	(5,974)
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$15,417	$13,194	$11,095
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. During the years ended September 30, 2017, 2016 and 2015, the Company recognized approximately $1.1 million, $2.5 million and $0.5 million in interest and penalties. The Company had approximately $4.5 million, $3.3 million and $0.8 million for the payment of interest and penalties accrued at September 30, 2017, 2016 and 2015.
We file income tax returns in the U.S. federal jurisdiction as well as in various states where we have operations. We have concluded substantially all U.S. federal income tax matters through fiscal year 2009 and concluded substantially all Texas income tax matters through fiscal year 2010.
13.    Financial Instruments
We use financial instruments to mitigate commodity price risk and interest rate risk. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when our financial instruments are in net liability positions.
As discussed in Note 2 and Note 15, we report our financial instruments as risk management assets and liabilities, each of which is classified as current or noncurrent based upon the anticipated settlement date of the underlying financial instrument. The following table shows the fair values of our risk management assets and liabilities at September 30, 2017 and 2016. Risk management assets and liabilities associated with our former natural gas marketing operations have been classified as held for sale at September 30, 2016. These risk management assets and liabilities are presented in Note 15.

	September 30
	2017	2016
	(In thousands)

Assets from risk management activities, current	$2,436	$3,029
Assets from risk management activities, noncurrent	803	1,822
Liabilities from risk management activities, current(1)	(322)	(56,771)
Liabilities from risk management activities, noncurrent(1)	(112,076)	(184,048)
Net assets (liabilities)	$(109,159)	$(235,968)

(1)
Includes $25.7 million of cash held on deposit to collateralize certain distribution financial instruments, which were used to offset current and noncurrent risk management liabilities at September 30, 2016.

Distribution Commodity Risk Management Activities
Although our purchased gas cost adjustment mechanisms essentially insulate our distribution segment from commodity price risk, our customers are exposed to the effects of volatile natural gas prices. We manage this exposure through a combination of physical storage, fixed-price forward contracts and financial instruments, primarily over-the-counter swap and option contracts, in an effort to minimize the impact of natural gas price volatility on our customers during the winter heating season.
Our distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. Historically, if the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2016-2017 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 27

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percent, or approximately 16.2 Bcf of the winter flowing gas requirements at a weighted average cost of approximately $3.08 per Mcf. We have not designated these financial instruments as hedges.
Natural Gas Marketing Commodity Risk Management Activities
Our discontinued natural gas marketing segment was exposed to risks associated with changes in the market price of natural gas through the purchase, sale and delivery of natural gas to its customers at competitive prices. Through December 31, 2016, we managed our exposure to such risks through a combination of physical storage and financial instruments, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties. Effective January 1, 2017, as a result of the sale of AEM, these activities were discontinued.
Due to the sale of AEM, we determined that the cash flows associated with our natural gas marketing commodity cash flow hedges were no longer probable of occurring; therefore, we discontinued hedge accounting as of December 31, 2016. As a result, we reclassified the gain in accumulated other comprehensive income associated with the commodity contracts into earnings as a reduction of purchased gas cost and recognized a pre-tax gain of $10.6 million, which is included in income from discontinued operations on the consolidated statement of income for the year ended September 30, 2017.
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
In October 2012, we entered into forward starting interest rate swaps to fix the Treasury yield component associated with $210 million of the then anticipated issuance of $250 million unsecured senior notes in June 2017. These notes were issued as planned in June 2017 and we settled swaps with the payment of $37.0 million. Because the swaps were effective, the realized loss was recorded as a component of accumulated other comprehensive loss and is being recognized as a component of interest expense over the 27-year life of the senior notes.
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
As of September 30, 2017, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of September 30, 2017, we had 19,172 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of September 30, 2017 and 2016. The gross amounts of recognized assets and liabilities are netted within our Consolidated Balance Sheets to the extent that we have netting arrangements with the counterparties.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2017
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$—	$(112,076)
Total		—	(112,076)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	2,436	(322)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	803	—
Total		3,239	(322)
Gross Financial Instruments		3,239	(112,398)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		—	—
Net Financial Instruments		3,239	(112,398)
Cash collateral		—	—
Net Assets/Liabilities from Risk Management Activities		$3,239	$(112,398)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2016
Designated As Hedges:
Commodity contracts	Current assets of disposal group classified as held for sale / Current liabilities of disposal group classified as held for sale	$6,612	$(21,903)
Interest rate contracts	Other current assets / Other current liabilities	—	(68,481)
Commodity contracts	Noncurrent assets of disposal group classified as held for sale / Noncurrent liabilities of disposal group classified as held for sale	2,178	(3,779)
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	—	(198,008)
Total		8,790	(292,171)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	3,029	—
Commodity contracts	Current assets of disposal group classified as held for sale / Current liabilities of disposal group classified as held for sale	18,157	(18,812)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	1,822	—
Commodity contracts	Noncurrent assets of disposal group classified as held for sale / Noncurrent liabilities of disposal group classified as held for sale	12,343	(12,701)
Total		35,351	(31,513)
Gross Financial Instruments		44,141	(323,684)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		(39,290)	39,290
Net Financial Instruments		4,851	(284,394)
Cash collateral		6,775	43,575
Net Assets/Liabilities from Risk Management Activities		$11,626	$(240,819)

Impact of Financial Instruments on the Income Statement
Hedge ineffectiveness for our natural gas marketing segment was recorded as a component of purchased gas cost, which is included in discontinued operations on the consolidated statements of income, and primarily results from differences in the location and timing of the derivative instrument and the hedged item. For the years ended September 30, 2017, 2016 and 2015, we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $3.4 million, $21.6 million and $0.2 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hedges
The impact of our natural gas marketing segment commodity contracts designated as fair value hedges and the related hedged item on the results of discontinued operations on our consolidated income statement for the years ended September 30, 2017, 2016 and 2015 is presented below.

	Fiscal Year Ended September 30
	2017	2016	2015
	(In thousands)
Commodity contracts	$(9,567)	$3,516	$10,311
Fair value adjustment for natural gas inventory designated as the hedged item	12,858	18,079	(9,768)
Total decrease in purchased gas cost reflected in income from discontinued operations	$3,291	$21,595	$543
The decrease in purchased gas cost reflected in income from discontinued operations is comprised of the following:
Basis ineffectiveness	$(597)	$(1,390)	$811
Timing ineffectiveness	3,888	22,985	(268)
	$3,291	$21,595	$543
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
Cash Flow Hedges
The impact of cash flow hedges on our consolidated income statements for the years ended September 30, 2017, 2016 and 2015 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transaction. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.

	Fiscal Year Ended September 30
	2017	2016	2015
	(In thousands)
Loss reclassified from AOCI for effective portion of natural gas marketing commodity contracts	$(2,612)	$(52,651)	$(41,716)
Gain (loss) arising from ineffective portion of natural gas marketing commodity contracts	111	(19)	(325)
Gain on discontinuance of cash flow hedging of natural gas marketing commodity contracts reclassified from AOCI	10,579	—	—
Total impact on purchased gas cost reflected in income from discontinued operations	8,078	(52,670)	(42,041)
Net loss on settled interest rate agreements reclassified from AOCI into interest expense	(1,043)	(546)	(853)
Total impact from cash flow hedges	$7,035	$(53,216)	$(42,894)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the years ended September 30, 2017 and 2016. The amounts included in the table below exclude gains and losses arising from ineffectiveness because these amounts are immediately recognized in the income statement as incurred.

	Fiscal Year Ended September 30
	2017	2016
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$74,560	$(99,029)
Forward commodity contracts	9,847	(11,662)
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	662	347
Forward commodity contracts	(4,865)	32,117
Total other comprehensive income (loss) from hedging, net of tax(1)	$80,204	$(78,227)

(1)	Utilizing an income tax rate ranging from approximately 37 percent to 39 percent based on the effective rates in each taxing jurisdiction.
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred gains (losses) recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of September 30, 2017. However, the table below does not include the expected recognition in earnings of our outstanding interest rate agreements as those financial instruments have not yet settled.

Interest Rate Agreements
(In thousands)
2018	$(1,509)
2019	(1,533)
2020	(1,557)
2021	(1,557)
2022	(1,557)
Thereafter	(33,420)
Total(1)	$(41,133)

(1)	Utilizing an income tax rate of 37 percent.
Financial Instruments Not Designated as Hedges
The impact of financial instruments that have not been designated as hedges on our consolidated income statements for the years ended September 30, 2017, 2016 and 2015 was an increase (decrease) in purchased gas cost reflected in income from discontinued operations of $6.8 million, $(15.5) million and $15.5 million. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this presentation is not indicative of the economic gross profit we realized when the underlying physical and financial transactions were settled.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 and 2016. As required under authoritative accounting literature, assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2017
	(In thousands)
Assets:
Financial instruments	$—	$3,239	$—	$—	$3,239
Available-for-sale securities
Registered investment companies	41,097	—	—	—	41,097
Bond mutual funds	16,371	—	—	—	16,371
Bonds	—	29,104	—	—	29,104
Money market funds	—	1,837	—	—	1,837
Total available-for-sale securities	57,468	30,941	—	—	88,409
Total assets	$57,468	$34,180	$—	$—	$91,648
Liabilities:
Financial instruments	$—	$112,398	$—	$—	$112,398

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral(2)	September 30, 2016
	(In thousands)
Assets:
Financial instruments (3)	$—	$44,141	$—	$(32,515)	$11,626
Hedged portion of gas stored underground (3)	52,578	—	—	—	52,578
Available-for-sale securities
Registered investment companies	38,677	—	—	—	38,677
Bonds	—	31,394	—	—	31,394
Money market funds	—	2,630	—	—	2,630
Total available-for-sale securities	38,677	34,024	—	—	72,701
Total assets	$91,255	$78,165	$—	$(32,515)	$136,905
Liabilities:
Financial instruments (3)	$—	$323,684	$—	$(82,865)	$240,819

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

(2)
This column reflects adjustments to our gross financial instrument assets and liabilities to reflect netting permitted under our master netting agreements and the relevant authoritative accounting literature. As of September 30, 2016 we had $50.4 million of cash held in margin accounts to collateralize certain financial instruments. Of this amount, $43.6 million was used to offset current and noncurrent risk management liabilities under master netting agreements and the remaining $6.8 million is classified as current risk management assets.

(3)
Our financial instruments and hedged portion of gas stored underground include assets and liabilities related to our natural gas marketing operations, which are classified as “held for sale” on our consolidated balance sheets at September 30, 2016.

Available-for-sale securities are comprised of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
As of September 30, 2017
Domestic equity mutual funds	$25,361	$8,920	$—	$34,281
Foreign equity mutual funds	4,581	2,235	—	6,816
Bond mutual funds	16,391	2	(22)	16,371
Bonds	29,074	46	(16)	29,104
Money market funds	1,837	—	—	1,837
	$77,244	$11,203	$(38)	$88,409
As of September 30, 2016
Domestic equity mutual funds	$26,692	$6,419	$(590)	$32,521
Foreign equity mutual funds	4,954	1,202	—	6,156
Bonds	31,296	108	(10)	31,394
Money market funds	2,630	—	—	2,630
	$65,572	$7,729	$(600)	$72,701
At September 30, 2017 and 2016, our available-for-sale securities included $42.9 million and $41.3 million related to assets held in separate rabbi trusts for our supplemental executive retirement plans as discussed in Note 7. At September 30, 2017 we maintained investments in bonds that have contractual maturity dates ranging from October 2017 through December 2020.
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
Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our debt as of September 30, 2017:

September 30, 2017
(In thousands)
Carrying Amount	$3,085,000
Fair Value	$3,382,272

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Divestitures and Acquisitions
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
The operating results of our natural gas marketing reportable segment have been reported on the consolidated statements of income as income from discontinued operations, net of income tax.  Accordingly, expenses related to allocable general corporate overhead and interest expense are not included in these results.  The decision to report this segment as a discontinued operation was predicated, in part, on the following qualitative and quantitative factors:  1) the disposal resulted in the company becoming a fully regulated entity; 2) the fact that an entire reportable segment was disposed and 3) the fact the disposed segment represented in excess of 30 percent of consolidated revenues over the last five fiscal years.
The tables below set forth selected financial and operational information related to assets, liabilities and operating results related to discontinued operations. Additionally, assets and liabilities related to our natural gas marketing operations are classified as “held for sale” on our consolidated balance sheets at September 30, 2016. Prior period revenues and expenses associated with these assets have been reclassified into discontinued operations. This reclassification had no impact on previously reported consolidated net income.
The following table presents statement of income data related to discontinued operations.

	Year Ended September 30
	2017	2016	2015
	(In thousands)

Operating revenues	$303,474	$1,005,090	$1,409,071
Purchased gas cost	277,554	968,118	1,359,832
Operating expenses	7,874	26,184	30,076
Operating income	18,046	10,788	19,163
Other nonoperating expense	(211)	(2,495)	(3,570)
Income from discontinued operations before income taxes	17,835	8,293	15,593
Income tax expense	6,841	3,731	6,141
Income from discontinued operations	10,994	4,562	9,452
Gain on sale from discontinued operations, net of tax ($10,215, $0 and $0)	2,716	—	—
Net income from discontinued operations	$13,710	$4,562	$9,452

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of our natural gas marketing's operations to total assets and liabilities classified as held for sale.

September 30, 2016
(In thousands)
Assets:
Net property, plant and equipment	$11,905
Accounts receivable	93,551
Gas stored underground	54,246
Assets from risk management activities	8,743
Other current assets	5,968
Goodwill	16,445
Noncurrent assets from risk management activities	169
Deferred charges and other assets	266
Total assets of the disposal group classified as held for sale in the statement of financial position (1)	191,293
Cash	25,417
Other assets	5
Total assets of disposal group in the statement of financial position	$216,715

Liabilities:
Accounts payable and accrued liabilities	$72,268
Other current liabilities	9,640
Deferred credits and other	316
Total liabilities of the disposal group classified as held for sale in the statement of financial position (1)	82,224
Intercompany note payable	35,000
Tax liabilities	15,471
Intercompany payables	14,139
Other liabilities	3,284
Total liabilities of disposal group in the statement of financial position	$150,118

(1)	Amounts are classified as current and long term in the statement of financial position.

The following table presents statement of cash flow data related to discontinued operations.

	Year Ended September 30
	2017	2016	2015
	(In thousands)
Depreciation and amortization	$185	$2,304	$2,388
Capital expenditures	$—	$321	$226
Noncash gain (loss) in commodity contract cash flow hedges	$(8,165)	$(33,533)	$38,956

Significant Accounting Policies Related to Discontinued Operations
Except as noted below, AEM adhered to the same Significant Accounting Policies as described in Note 2.
Revenue recognition — Operating revenues for our natural gas marketing segment was recognized in the period in which actual volumes were transported and storage services were provided. Operating revenues for our natural gas marketing segment and the associated carrying value of natural gas inventory (inclusive of storage costs) were recognized when we sold the gas

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and physically delivered it to our customers. Operating revenues include realized gains and losses arising from the settlement of financial instruments used in our natural gas marketing activities.
Gas stored underground — Gas stored underground was comprised of natural gas injected into storage to conduct the operations of the natural gas marketing segment. Our natural gas marketing segment utilized the average cost method; however, most of this inventory was hedged and was therefore reported at fair value at the end of each month.
Property, plant and equipment — Natural gas marketing property, plant and equipment was stated at cost. Depreciation was generally computed on the straight-line method for financial reporting purposes based upon estimated useful lives ranging from 3 to 30 years.
Financial instruments and hedging activities — In our natural gas marketing segment, we previously designated most of the natural gas inventory held by this operating segment as the hedged item in a fair-value hedge. This inventory was marked to market at the end of each month based on the Gas Daily index, with changes in fair value recognized as unrealized gains or losses in purchased gas cost, which is reflected in income from discontinued operations in the period of change. The financial instruments associated with this natural gas inventory were designated as fair-value hedges and were marked to market each month based upon the NYMEX price with changes in fair value recognized as unrealized gains or losses in purchased gas cost in the period of change. We elected to exclude this spot/forward differential for purposes of assessing the effectiveness of these fair-value hedges.
Additionally, we previously elected to treat fixed-price forward contracts used in our natural gas marketing segment to deliver natural gas as normal purchases and normal sales. As such, these deliveries were recorded on an accrual basis in accordance with our revenue recognition policy. Financial instruments used to mitigate the commodity price risk associated with these contracts were designated as cash flow hedges of anticipated purchases and sales at indexed prices. Accordingly, unrealized gains and losses on these open financial instruments were recorded as a component of accumulated other comprehensive income, and are recognized in earnings as a component of purchased gas cost which is reflected in income from discontinued operations when the hedged volumes were sold.
Gains and losses from hedge ineffectiveness were recognized in the income statement. Fair value and cash flow hedge ineffectiveness arising from natural gas market price differences between the locations of the hedged inventory and the delivery location specified in the financial instruments is referred to as basis ineffectiveness. Ineffectiveness arising from changes in the fair value of the fair value hedges due to changes in the difference between the spot price and the futures price, as well as the difference between the timing of the settlement of the futures and the valuation of the underlying physical commodity is referred to as timing ineffectiveness. Hedge ineffectiveness, to the extent incurred, is reported as a component of purchased gas cost reflected in income from discontinued operations for the years ended September 30, 2017, 2016 and 2015.
Our natural gas marketing segment also utilized master netting agreements with significant counterparties that allow us to offset gains and losses arising from financial instruments that would be settled in cash with gains and losses arising from financial instruments that could be settled with the physical commodity. Assets and liabilities from risk management activities, as well as accounts receivable and payable, reflect the master netting agreements in place. Additionally, the accounting guidance for master netting arrangements requires us to include the fair value of cash collateral or the obligation to return cash in the amounts that have been netted under master netting agreements used to offset gains and losses arising from financial instruments. As of September 30, 2016, the Company netted $24.7 million of cash held in margin accounts into its current and noncurrent risk management assets and liabilities, which are included in assets and liabilities held for sale.
Fair Value Measurements — Our discontinued operations used the same fair value measurement policies as described in Note 2 for our continuing operations. Level 1 measurements included primarily exchange-traded financial instruments and gas stored underground that was been designated as the hedged item in a fair value hedge. Within our natural gas marketing operations, we utilized a mid-market pricing convention (the mid-point between the bid and ask prices), as permitted under current accounting standards. Values derived from these sources reflected the market in which transactions involving these financial instruments are executed. Level 2 measurements primarily consisted of non-exchange-traded financial instruments, such as over-the-counter options and swaps.
Short-term Debt Related to Discontinued Operations
AEM had one uncommitted $25 million 364-day bilateral credit facility that was scheduled to expire on July 31, 2017 and one committed $15 million 364-day bilateral credit facility that was scheduled to expire on September 30, 2017. In connection with the sale of AEM, both facilities were terminated on January 3, 2017.
Acquisition of EnLink Pipeline

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 20, 2016, we executed a purchase and sale agreement to acquire the general partnership and limited partnership interests in EnLink North Texas Pipeline, LP (EnLink Pipeline) from EnLink Energy GP, LLC and EnLink Midstream Operating, LP for a cash price of $85.0 million, plus working capital of $1.1 million.
EnLink Pipeline's primary asset was a 140–mile natural gas pipeline located on the north side of the Dallas–Fort Worth Metroplex. The $85.0 million purchase price has been allocated, based on fair value using observable market inputs, to the net book value of the acquired pipeline.
16.    Concentration of Credit Risk
Credit risk is the risk of financial loss to us if a customer fails to perform its contractual obligations. We engage in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers. These transactions principally occur in the southern and midwestern regions of the United States. We believe that this geographic concentration does not contribute significantly to our overall exposure to credit risk. Credit risk associated with trade accounts receivable for the distribution segment is mitigated by the large number of individual customers and diversity in our customer base. The credit risk for our other segments is not significant.
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

	Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Fiscal year 2017:
Operating revenues
Distribution	$754,656	$962,541	$494,060	$437,918
Pipeline and storage	109,952	111,972	117,283	117,823
Intersegment eliminations	(84,440)	(86,327)	(84,842)	(90,861)
Total operating revenues	780,168	988,186	526,501	464,880

Purchased gas cost	311,305	427,494	114,176	72,561
Operating income	209,918	285,172	140,664	91,792
Income from continuing operations	114,038	162,012	70,808	35,853
Income from discontinued operations	10,994	—	—	—
Gain on sale of discontinued operations	—	2,716	—	—
Net income	125,032	164,728	70,808	35,853
Basic and diluted earnings per share
Income per share from continuing operations	$1.08	$1.52	$0.67	$0.34
Income per share from discontinued operations	0.11	0.03	—	—
Net income per share — basic and diluted	$1.19	$1.55	$0.67	$0.34

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Fiscal year 2016:
Operating revenues
Distribution	$649,443	$862,127	$424,905	$403,303
Pipeline and storage	98,416	102,153	113,855	112,772
Intersegment eliminations	(73,106)	(74,240)	(82,548)	(82,432)
Total operating revenues from continuing operations	674,753	890,040	456,212	433,643
Operating revenues from discontinued operations (1)	231,468	242,253	176,704	244,876

Purchased gas cost from continuing operations	240,326	377,356	64,583	63,927
Purchased gas cost from discontinued operations (1)	221,999	236,993	160,889	238,448
Operating income from continuing operations	192,729	251,656	128,396	84,449
Operating income (loss) from discontinued operations	3,476	(1,640)	8,768	184
Income from continuing operations	101,546	143,003	66,143	34,850
Income (loss) from discontinued operations	1,315	(1,193)	5,050	(610)
Net Income	102,861	141,810	71,193	34,240
Basic and diluted earnings per share
Income per share from continuing operations	$0.99	$1.39	$0.64	$0.33
Income (loss) per share from discontinued operations	$0.01	$(0.01)	$0.05	$—
Net income per share — basic and diluted	$1.00	$1.38	$0.69	$0.33

(1)	Operating revenues and purchased gas cost from discontinued operations are shown net of intersegment eliminations.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.	Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the framework in Internal Control-Integrated Framework issued by COSO and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of September 30, 2017, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Ernst & Young LLP has issued its report on the effectiveness of the Company’s internal control over financial reporting. That report appears below.

/s/ MICHAEL E. HAEFNER	/s/ CHRISTOPHER T. FORSYTHE
Michael E. Haefner	Christopher T. Forsythe
President, Chief Executive Officer and Director	Senior Vice President and Chief Financial Officer

November 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Atmos Energy Corporation
We have audited Atmos Energy Corporation’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Atmos Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Atmos Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017 of Atmos Energy Corporation and our report dated November 13, 2017 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
Dallas, Texas
November 13, 2017

Changes in Internal Control over Financial Reporting
We did not make any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fourth quarter of the fiscal year ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.
Not applicable.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.
Information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 7, 2018. Information regarding executive officers is reported below:
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information as of September 30, 2017, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

Name	Age	Years of Service	Office Currently Held
Kim R. Cocklin	66	11	Chief Executive Officer and Director
Michael E. Haefner	57	9	President and Chief Operating Officer and Director
Christopher T. Forsythe	46	14	Senior Vice President and Chief Financial Officer
David J. Park	46	13	Senior Vice President, Utility Operations
John K. Akers	54	26	Senior Vice President, Safety and Enterprise Services
Karen E. Hartsfield	47	2	Senior Vice President, General Counsel and Corporate Secretary
John M. Robbins	47	4	Senior Vice President, Human Resources
Kim R. Cocklin was named Executive Chairman of the Board on October 1, 2017. From October 1, 2010 through September 30, 2015, Mr. Cocklin served the Company as President and Chief Executive Officer and from October 1, 2015 through September 30, 2017, as Chief Executive Officer. Mr. Cocklin joined the Company in June 2006 and served as President and Chief Operating Officer of the Company from October 1, 2008 through September 30, 2010, after having served as Senior Vice President, Regulated Operations from October 2006 through September 2008. Mr. Cocklin was appointed to the Board of Directors on November 10, 2009.
Michael E. Haefner was named President and Chief Executive Officer, effective October 1, 2017. Mr. Haefner joined the Company in June 2008 as Senior Vice President, Human Resources. On January 19, 2015, Mr. Haefner was promoted to Executive Vice President and assumed oversight responsibility for Atmos Pipeline - Texas, Atmos Energy Holdings, Inc. and the gas supply and services function. On October 1, 2015, Mr. Haefner was promoted to the role of President and Chief Operating Officer in which he also assumed oversight responsibility for the operations of our six utility divisions and customer service. Mr. Haefner was appointed to the Board of Directors on November 4, 2015.
Christopher T. Forsythe was named Senior Vice President and Chief Financial Officer effective February 1, 2017. Mr. Forsythe joined the Company in June 2003 and prior to his promotion, served as the Company's Vice President and Controller from May 2009 through January 2017.
David J. Park was named Senior Vice President of Utility Operations, effective January 1, 2017. In this role, Mr. Park is responsible for the operations of Atmos Energy’s six utility divisions as well as gas supply. Prior to this promotion, Mr. Park served as the President of the West Texas Division from July 2012 to December 2016. Mr. Park also served as Vice President of Rates and Regulatory Affairs in the Mid-Tex Division and previously held positions in Engineering and Public Affairs.
John K. (Kevin) Akers was named Senior Vice President, Safety and Enterprise Services, effective January 1, 2017. In this role, Mr. Akers is responsible for customer service, safety and training, supply chain and facilities management and workforce development. Prior to his promotion, Mr. Akers served as the President of the Kentucky/Mid-States Division from May 2007 to December 2016. Mr. Akers also previously served as the President of the Mississippi Division.
Karen E. Hartsfield was named Senior Vice President, General Counsel and Corporate Secretary of Atmos Energy, effective August 7, 2017. Ms. Hartsfield joined the Company in June 2015, after having served in private practice for 19 years, most recently as Managing Partner of Jackson Lewis LLP in its Dallas office from July 2013 to June 2015. Prior to joining Jackson Lewis as a partner in January 2009, Ms. Hartsfield was a partner with Baker Botts LLP in Dallas.
John M. (Matt) Robbins was named Senior Vice President, Human Resources, effective January 1, 2017. Mr. Robbins joined the Company in May 2013 and prior to this promotion served as Vice President, Human Resources from February 2015 to December 2016. Before joining Atmos Energy, Matt had over 20 years of experience in human resources.
Identification of the members of the Audit Committee of the Board of Directors as well as the Board of Directors’ determination as to whether one or more audit committee financial experts are serving on the Audit Committee of the Board of Directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 7, 2018.
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
Information on executive compensation is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 7, 2018.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security ownership of certain beneficial owners and of management is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 7, 2018. Information concerning our equity compensation plans is provided in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, of this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
Information on certain relationships and related transactions as well as director independence is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 7, 2018.

ITEM 14.	Principal Accountant Fees and Services.
Information on our principal accountant’s fees and services is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 7, 2018.
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.
(a)  1. and 2. Financial statements and financial statement schedules.
The financial statements and financial statement schedule listed in the Index to Financial Statements in Item 8 are filed as part of this Form 10-K.
3.     Exhibits
The exhibits listed in the accompanying Exhibits Index are filed as part of this Form 10-K. The exhibits numbered 10.3(a) through 10.11(c) are management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMOS ENERGY CORPORATION
(Registrant)

By:	/s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer
Date: November 13, 2017

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael E. Haefner and Christopher T. Forsythe, or either of them acting alone or together, as his true and lawful attorney-in-fact and agent with full power to act alone, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ MICHAEL E. HAEFNER	President, Chief Executive Officer and Director	November 13, 2017
Michael E. Haefner

/s/ CHRISTOPHER T. FORSYTHE	Senior Vice President and Chief Financial Officer	November 13, 2017
Christopher T. Forsythe

/s/ RICHARD M. THOMAS	Vice President and Controller (Principal Accounting Officer)	November 13, 2017
Richard M. Thomas

/s/ KIM R. COCKLIN	Executive Chairman of the Board	November 13, 2017
Kim R. Cocklin

/s/ ROBERT W. BEST	Director	November 13, 2017
Robert W. Best

/s/ KELLY H. COMPTON	Director	November 13, 2017
Kelly H. Compton

/s/ RICHARD W. DOUGLAS	Director	November 13, 2017
Richard W. Douglas

/s/ RUBEN E. ESQUIVEL	Director	November 13, 2017
Ruben E. Esquivel

/s/ RAFAEL G. GARZA	Director	November 13, 2017
Rafael G. Garza

/s/ RICHARD K. GORDON	Director	November 13, 2017
Richard K. Gordon

/s/ ROBERT C. GRABLE	Director	November 13, 2017
Robert C. Grable

/s/ NANCY K. QUINN	Director	November 13, 2017
Nancy K. Quinn

/s/ RICHARD A. SAMPSON	Director	November 13, 2017
Richard A. Sampson

/s/ STEPHEN R. SPRINGER	Director	November 13, 2017
Stephen R. Springer

/s/ RICHARD WARE II	Director	November 13, 2017
Richard Ware II

Schedule II
ATMOS ENERGY CORPORATION
Valuation and Qualifying Accounts
Three Years Ended September 30, 2017

		Additions
	Balance at beginning of period	Charged to cost & expenses	Charged to other accounts	Deductions		Balance at end of period
		(In thousands)
2017
Allowance for doubtful accounts	$11,056	$12,269	$—	$12,460	(1)	$10,865
2016
Allowance for doubtful accounts	$12,934	$10,414	$—	$12,292	(1)	$11,056
2015
Allowance for doubtful accounts	$20,659	$15,923	$—	$23,648	(1)	$12,934

(1)	Uncollectible accounts written off.

EXHIBITS INDEX
Item 14.(a)(3)

Exhibit Number	Description	Page Number or Incorporation by Reference to
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Membership Interest Purchase Agreement by and between Atmos Energy Holdings, Inc. as Seller and CenterPoint Energy Services, Inc. as Buyer, dated as of October 29, 2016	Exhibit 2.1 to Form 8-K dated October 29, 2016 (File No. 1-10042)
Articles of Incorporation and Bylaws
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of September 28, 2015)	Exhibit 3.1 to Form 8-K dated September 28, 2015 (File No. 1-10042)
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (Atmos Energy Corporation)	Exhibit 4.1 to Form 10-K for fiscal year ended September 30, 2012 (File No. 1-10042)
4.2	Indenture dated as of November 15, 1995 between United Cities Gas Company and Bank of America Illinois, Trustee	Exhibit 4.11(a) to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.3	Indenture dated as of July 15, 1998 between Atmos Energy Corporation and U.S. Bank Trust National Association, Trustee	Exhibit 4.8 to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.4	Indenture dated as of May 22, 2001 between Atmos Energy Corporation and SunTrust Bank, Trustee	Exhibit 99.3 to Form 8-K dated May 15, 2001 (File No. 1-10042)
4.5	Indenture dated as of June 14, 2007, between Atmos Energy Corporation and U.S. Bank National Association, Trustee	Exhibit 4.1 to Form 8-K dated June 11, 2007 (File No. 1-10042)
4.6	Indenture dated as of March 23, 2009 between Atmos Energy Corporation and U.S. Bank National Corporation, Trustee	Exhibit 4.1 to Form 8-K dated March 26, 2009 (File No. 1-10042)
4.7(a)	Debenture Certificate for the 6 3/4% Debentures due 2028	Exhibit 99.2 to Form 8-K dated July 22, 1998 (File No. 1-10042)
4.7(b)	Global Security for the 5.95% Senior Notes due 2034	Exhibit 10(2)(g) to Form 10-K for fiscal year ended September 30, 2004 (File No. 1-10042)
4.7(c)	Global Security for the 8.50% Senior Notes due 2019	Exhibit 4.2 to Form 8-K dated March 26, 2009 (File No. 1-10042)
4.7(d)	Global Security for the 5.5% Senior Notes due 2041	Exhibit 4.2 to Form 8-K dated June 10, 2011 (File No. 1-10042)
4.7(e)	Global Security for the 4.15% Senior Notes due 2043	Exhibit 4.2 to Form 8-K dated January 8, 2013 (File No. 1-10042)

4.7(f)	Global Security for the 4.125% Senior Notes due 2044	Exhibit 4.2 to Form 8-K dated October 15, 2014 (File No. 1-10042)
4.7(g)	Global Security for the 3.000% Senior Notes due 2027	Exhibit 4.2 to Form 8-K dated June 8, 2017 (File No. 1-10042)
4.7(h)	Global Security for the 4.125% Senior Notes due 2044	Exhibit 4.3 to Form 8-K dated June 8, 2017 (File No. 1-10042)
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
Exhibit 10.1 to Form 8-K dated October 5, 2016 (File No. 1-10042)
10.1(c)	Term Loan Agreement, dated as of September 22, 2016, by and among Atmos Energy Corporation, the Lenders from time to time parties thereto and Branch Banking and Trust Company as Administrative Agent	Exhibit 10.1 to Form 8-K dated September 22, 2016 (File No. 1-10042)
10.2	Equity Distribution Agreement, dated as of March 28, 2016, among Atmos Energy Corporation, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC.	Exhibit 1.1 to Form 8-K dated March 28, 2016 (File No. 1-10042)
Executive Compensation Plans and Arrangements
10.3(a)*	Form of Atmos Energy Corporation Change in Control Severance Agreement - Tier I	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.3(b)*	Form of Atmos Energy Corporation Change in Control Severance Agreement - Tier II	Exhibit 10.7(b) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.4(a)*	Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31 to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10.4(b)*	Amendment No. 1 to the Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31(a) to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10.5*	Atmos Energy Corporation Annual Incentive Plan for Management (as amended and restated October 1, 2016)	Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2016 (File No. 1-10042)
10.6(a)*	Atmos Energy Corporation Supplemental Executive Benefits Plan, Amended and Restated in its Entirety August 7, 2007	Exhibit 10.8(a) to Form 10-K for fiscal year ended September 30, 2008 (File No. 1-10042)
10.6(b)*	Form of Individual Trust Agreement for the Supplemental Executive Benefits Plan	Exhibit 10.3 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.7(a)*	Atmos Energy Corporation Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of January 1, 2016)	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2016 (File No. 1-10042)

10.7(b)*	Atmos Energy Corporation Performance-Based Supplemental Executive Benefits Plan Trust Agreement, Effective Date December 1, 2000	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.8*	Atmos Energy Corporation Account Balance Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of January 1, 2016)	Exhibit 10.8 to Form 10-K for fiscal year ended September 30, 2016 (File No. 1-10042)
10.9(a)*	Mini-Med/Dental Benefit Extension Agreement dated October 1, 1994	Exhibit 10.28(f) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10.9(b)*	Amendment No. 1 to Mini-Med/Dental Benefit Extension Agreement dated August 14, 2001	Exhibit 10.28(g) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10.9(c)*	Amendment No. 2 to Mini-Med/Dental Benefit Extension Agreement dated December 31, 2002	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2002 (File No. 1-10042)
10.10*	Atmos Energy Corporation Equity Incentive and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of January 1, 2012	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2011 (File No. 1-10042)
10.11(a)*	Atmos Energy Corporation 1998 Long-Term Incentive Plan (as amended and restated February 3, 2016)	Exhibit 99.1 to Form S-8 dated March 29, 2016 (File No. 333-210461)
10.11(b)*	Form of Award Agreement of Time-Lapse Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan
10.11(c)*	Form of Award Agreement of Performance-Based Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan
12	Statement of computation of ratio of earnings to fixed charges
Other Exhibits, as indicated
21	Subsidiaries of the registrant
23.1	Consent of independent registered public accounting firm, Ernst & Young LLP
24	Power of Attorney	Signature page of Form 10-K for fiscal year ended September 30, 2017
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications**
Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."
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