Form 10-Q
period 2017-12-31
ATMOS ENERGY CORP
filed 2018-02-06
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of February 1, 2018.

Class	Shares Outstanding
No Par Value	110,967,636

GLOSSARY OF KEY TERMS

Adjusted diluted EPS from continuing operations	Non-GAAP measure defined as diluted earnings per share from continuing operations before the one-time, non-cash income tax benefit
Adjusted income from continuing operations	Non-GAAP measure defined as income from continuing operations before the one-time, non-cash income tax benefit
AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
Bcf	Billion cubic feet
DARR	Dallas Annual Rate Review
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
Gross Profit	Non-GAAP measure defined as operating revenues less purchased gas cost
GSRS	Gas System Reliability Surcharge
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SGR	Supplemental Growth Filing
SIR	System Integrity Rider
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	September 30, 2017
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$11,609,627	$11,301,304
Less accumulated depreciation and amortization	2,090,835	2,042,122
Net property, plant and equipment	9,518,792	9,259,182
Current assets
Cash and cash equivalents	54,750	26,409
Accounts receivable, net	489,217	222,263
Gas stored underground	163,959	184,653
Other current assets	70,984	106,321
Total current assets	778,910	539,646
Goodwill	730,132	730,132
Deferred charges and other assets	236,886	220,636
	$11,264,720	$10,749,596
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: December 31, 2017 — 110,962,112 shares; September 30, 2017 — 106,104,634 shares	$555	$531
Additional paid-in capital	2,940,062	2,536,365
Accumulated other comprehensive loss	(106,316)	(105,254)
Retained earnings	1,729,319	1,467,024
Shareholders’ equity	4,563,620	3,898,666
Long-term debt	3,067,469	3,067,045
Total capitalization	7,631,089	6,965,711
Current liabilities
Accounts payable and accrued liabilities	285,675	233,050
Other current liabilities	336,919	332,648
Short-term debt	336,816	447,745
Total current liabilities	959,410	1,013,443
Deferred income taxes	1,033,206	1,878,699
Regulatory excess deferred taxes (See Note 6)	746,246	—
Regulatory cost of removal obligation	480,086	485,420
Pension and postretirement liabilities	233,337	230,588
Deferred credits and other liabilities	181,346	175,735
	$11,264,720	$10,749,596
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31
	2017	2016
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$860,792	$754,656
Pipeline and storage segment	126,463	109,952
Intersegment eliminations	(98,063)	(84,440)
Total operating revenues	889,192	780,168

Purchased gas cost
Distribution segment	463,758	395,346
Pipeline and storage segment	912	355
Intersegment eliminations	(97,753)	(84,396)
Total purchased gas cost	366,917	311,305
Operation and maintenance expense	129,567	124,938
Depreciation and amortization expense	88,374	76,958
Taxes, other than income	62,773	57,049
Operating income	241,561	209,918
Miscellaneous expense, net	(2,035)	(994)
Interest charges	31,509	31,030
Income from continuing operations before income taxes	208,017	177,894
Income tax (benefit) expense	(106,115)	63,856
Income from continuing operations	314,132	114,038
Income from discontinued operations, net of tax ($0 and $6,841)	—	10,994
Net income	$314,132	$125,032
Basic and diluted net income per share
Income per share from continuing operations	$2.89	$1.08
Income per share from discontinued operations	—	0.11
Net income per share - basic and diluted	$2.89	$1.19
Cash dividends per share	$0.485	$0.450
Basic and diluted weighted average shares outstanding	108,564	105,284
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31
	2017	2016
	(Unaudited) (In thousands)
Net income	$314,132	$125,032
Other comprehensive income (loss), net of tax
Net unrealized holding losses on available-for-sale securities, net of tax of $62 and $476	(107)	(828)
Cash flow hedges:
Amortization and unrealized gain (loss) on interest rate agreements, net of tax of $(549) and $52,429	(955)	91,214
Net unrealized gains on commodity cash flow hedges, net of tax of $0 and $3,183	—	4,982
Total other comprehensive income (loss)	(1,062)	95,368
Total comprehensive income	$313,070	$220,400

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31
	2017	2016
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$314,132	$125,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	88,374	77,143
Deferred income taxes	53,149	67,241
One-time income tax benefit	(161,884)	—
Discontinued cash flow hedging for natural gas marketing commodity contracts	—	(10,579)
Other	6,915	4,842
Net assets / liabilities from risk management activities	2,030	3,969
Net change in operating assets and liabilities	(129,478)	(150,685)
Net cash provided by operating activities	173,238	116,963
Cash Flows From Investing Activities
Capital expenditures	(383,238)	(297,962)
Acquisition	—	(85,714)
Available-for-sale securities activities, net	(135)	(10,263)
Other, net	2,001	1,802
Net cash used in investing activities	(381,372)	(392,137)
Cash Flows From Financing Activities
Net (decrease) increase in short-term debt	(110,929)	110,936
Net proceeds from equity offering	395,099	49,400
Issuance of common stock through stock purchase and employee retirement plans	5,660	8,998
Proceeds from issuance of long-term debt	—	125,000
Interest rate agreements cash collateral	—	25,670
Cash dividends paid	(51,837)	(47,740)
Other	(1,518)	—
Net cash provided by financing activities	236,475	272,264
Net increase (decrease) in cash and cash equivalents	28,341	(2,910)
Cash and cash equivalents at beginning of period	26,409	47,534
Cash and cash equivalents at end of period	$54,750	$44,624

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2017
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) is engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at December 31, 2017, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. Because of seasonal and other factors, the results of operations for the three-month period ended December 31, 2017 are not indicative of our results of operations for the full 2018 fiscal year, which ends September 30, 2018.
Except for the actions of our regulators regarding tax reform as discussed in Note 6 and the receipt of funds held in escrow related to the prior year sale of AEM, no events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the condensed consolidated financial statements.

Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
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
As of December 31, 2017, we had substantially completed the evaluation of our sources of revenue and the impact that the new guidance will have on our financial position, results of operations, cash flows and business processes. Based on this evaluation, we currently do not believe the implementation of the new guidance will have a material effect on our financial position, results of operations, cash flows or business processes. We expect to apply the new guidance using the modified retrospective method on the date of adoption. We are currently still evaluating the impact on our financial statement presentation and related disclosures.
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
In February 2016, the FASB issued a comprehensive new leasing standard that will require lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The new standard will be effective for us beginning on October 1, 2019; early adoption is permitted. The new leasing standard requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. Additionally, in January 2018, the FASB issued amendments to the standard that provides a practical expedient for entities to not evaluate existing or expired land easements that were not previously accounted for as leases under the current guidance. We are currently evaluating the effect of this standard and amendments on our financial position, results of operations and cash flows.
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
In January 2017, the FASB issued new guidance that simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Under the new guidance, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The new standard will be effective for our fiscal 2021 goodwill impairment test; however, early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We have elected to early adopt the new standard, which will be effective for our goodwill impairment test performed in our second fiscal quarter. We do not anticipate the new standard will have a material impact on our results of operations, consolidated balance sheets or cash flows.
In March 2017, the FASB issued new guidance related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The new guidance requires entities to disaggregate the current service cost component of the net benefit cost from the other components and present it with other current compensation costs for related employees in the statement of income. The other components of net benefit cost will be presented outside of income from operations on the statement of income. In addition, only the service cost component of net benefit cost is eligible for capitalization (e.g., as part of inventory or property, plant, and equipment). However, we believe that we will be allowed to defer the other components of net periodic benefit cost as a regulatory asset and that we will still be allowed to capitalize all components of net periodic benefit cost for ratemaking purposes. The new guidance will be effective for us in the fiscal year beginning on October 1, 2018 and for interim periods within that year. We are currently evaluating the potential impact of this new guidance on our financial position, results of operations and cash flows.
Regulatory assets and liabilities
Accounting principles generally accepted in the United States require cost-based, rate-regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. As a result, certain costs are permitted to be capitalized rather than expensed because they can be recovered through rates. We record certain costs as regulatory assets when future recovery through customer rates is considered probable. Regulatory liabilities are recorded when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. Substantially all of our regulatory assets are recorded as a component of deferred charges and other assets and a portion of our regulatory liabilities are recorded as a component of deferred credits and other liabilities. Deferred gas costs are recorded either in other current assets or liabilities and our regulatory excess deferred taxes and regulatory cost of removal obligation is reported separately.

Significant regulatory assets and liabilities as of December 31, 2017 and September 30, 2017 included the following:

	December 31, 2017	September 30, 2017
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs(1)	$24,598	$26,826
Infrastructure mechanisms(2)	54,571	46,437
Deferred gas costs	18,505	65,714
Recoverable loss on reacquired debt	10,580	11,208
Deferred pipeline record collection costs	12,942	11,692
APT annual adjustment mechanism	—	2,160
Rate case costs	3,160	2,629
Other	9,703	10,132
	$134,059	$176,798
Regulatory liabilities:
Regulatory excess deferred taxes(3)	$746,246	$—
Regulatory cost of removal obligation	520,483	521,330
Deferred gas costs	19,739	15,559
Asset retirement obligation	12,827	12,827
APT annual adjustment mechanism	1,720	—
Other	7,673	5,941
	$1,308,688	$555,657

(1)	Includes $8.6 million and $9.4 million of pension and postretirement expense deferred pursuant to regulatory authorization.

(2)
Infrastructure mechanisms in Texas and Louisiana allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.

(3)
The TCJA resulted in the remeasurement of the net deferred tax liability included in our rate base. The excess deferred taxes will be returned to utility customers in accordance with regulatory requirements. See Note 6 for further information.

3.    Segment Information

 We manage and review our consolidated operations through the following reportable segments:

•	The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states.

•	The pipeline and storage segment is comprised primarily of the pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana.

•	The natural gas marketing segment was comprised of our discontinued natural gas marketing business.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We evaluate performance based on net income or loss of the respective operating units. We allocate interest and pension expense to the pipeline and storage segment; however, there is no debt or pension liability recorded on the pipeline and storage segment balance sheet. All material intercompany transactions have been eliminated; however, we have not eliminated intercompany profits when such amounts are probable of recovery under the affiliates’ rate regulation process. Income taxes are allocated to each segment as if each segment’s taxes were calculated on a separate return basis.

Income statements and capital expenditures for the three months ended December 31, 2017 and 2016 by segment are presented in the following tables:

	Three Months Ended December 31, 2017
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$860,453	$28,739	$—	$889,192
Intersegment revenues	339	97,724	(98,063)	—
Total operating revenues	860,792	126,463	(98,063)	889,192
Purchased gas cost	463,758	912	(97,753)	366,917
Operation and maintenance expense	103,737	26,140	(310)	129,567
Depreciation and amortization expense	65,434	22,940	—	88,374
Taxes, other than income	55,107	7,666	—	62,773
Operating income	172,756	68,805	—	241,561
Miscellaneous expense	(1,400)	(635)	—	(2,035)
Interest charges	21,368	10,141	—	31,509
Income before income taxes	149,988	58,029	—	208,017
Income tax benefit	(99,111)	(7,004)	—	(106,115)
Net income	$249,099	$65,033	$—	$314,132
Capital expenditures	$241,249	$141,989	$—	$383,238

	Three Months Ended December 31, 2016
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$754,266	$25,902	$—	$—	$780,168
Intersegment revenues	390	84,050	—	(84,440)	—
Total operating revenues	754,656	109,952	—	(84,440)	780,168
Purchased gas cost	395,346	355	—	(84,396)	311,305
Operation and maintenance expense	92,714	32,268	—	(44)	124,938
Depreciation and amortization expense	61,157	15,801	—	—	76,958
Taxes, other than income	50,546	6,503	—	—	57,049
Operating income	154,893	55,025	—	—	209,918
Miscellaneous expense	(633)	(361)	—	—	(994)
Interest charges	21,118	9,912	—	—	31,030
Income from continuing operations before income taxes	133,142	44,752	—	—	177,894
Income tax expense	47,778	16,078	—	—	63,856
Income from continuing operations	85,364	28,674	—	—	114,038
Income from discontinued operations, net of tax	—	—	10,994	—	10,994
Net income	$85,364	$28,674	$10,994	$—	$125,032
Capital expenditures	$222,484	$75,478	$—	$—	$297,962

Balance sheet information at December 31, 2017 and September 30, 2017 by segment is presented in the following tables:

	December 31, 2017
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$7,010,709	$2,508,083	$—	$9,518,792
Total assets	$10,633,234	$2,729,455	$(2,097,969)	$11,264,720

	September 30, 2017
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$6,849,517	$2,409,665	$—	$9,259,182
Total assets	$10,050,164	$2,621,601	$(1,922,169)	$10,749,596

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic and diluted earnings per share for the three months ended December 31, 2017 and 2016 are calculated as follows:

	Three Months Ended December 31
	2017	2016
	(In thousands, except per share amounts)
Basic and Diluted Earnings Per Share from continuing operations
Income from continuing operations	$314,132	$114,038
Less: Income from continuing operations allocated to participating securities	328	153
Income from continuing operations available to common shareholders	$313,804	$113,885
Basic and diluted weighted average shares outstanding	108,564	105,284
Income from continuing operations per share — Basic and Diluted	$2.89	$1.08

Basic and Diluted Earnings Per Share from discontinued operations
Income from discontinued operations	$—	$10,994
Less: Income from discontinued operations allocated to participating securities	—	14
Income from discontinued operations available to common shareholders	$—	$10,980
Basic and diluted weighted average shares outstanding	108,564	105,284
Income from discontinued operations per share — Basic and Diluted	$—	$0.11
Net income per share — Basic and Diluted	$2.89	$1.19

5.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 5 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. There were no material changes in the terms of our debt instruments during the three months ended December 31, 2017.
Long-term debt at December 31, 2017 and September 30, 2017 consisted of the following:

	December 31, 2017	September 30, 2017
	(In thousands)
Unsecured 8.50% Senior Notes, due March 2019	$450,000	$450,000
Unsecured 3.00% Senior Notes, due 2027	500,000	500,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	750,000	750,000
Medium-term note Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Floating-rate term loan, due September 2019(1)	125,000	125,000
Total long-term debt	3,085,000	3,085,000
Less:
Original issue premium / discount on unsecured senior notes and debentures	(4,398)	(4,384)
Debt issuance cost	21,929	22,339
	$3,067,469	$3,067,045

(1)	Up to $200 million can be drawn under this term loan.

We utilize short-term debt to provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves the Company’s desired capital structure with an equity–to–capitalization ratio between 50% and 60%, inclusive of long–term and short–term debt. Our short–term borrowing requirements are affected primarily by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply our customers’ needs could significantly affect our borrowing requirements. Our short–term borrowings typically reach their highest levels in the winter months.
Currently, our short-term borrowing requirements are satisfied through a combination of a $1.5 billion commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $1.5 billion of total working capital funding. The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility that expires September 25, 2021. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from zero percent to 1.25 percent, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At December 31, 2017 and September 30, 2017 a total of $336.8 million and $447.7 million was outstanding under our commercial paper program.

Additionally, we have a $25 million 364-day unsecured facility and a $10 million 364-day unsecured revolving credit facility, which is used primarily to issue letters of credit. At December 31, 2017, there were no borrowings outstanding under either of these facilities; however, outstanding letters of credit reduced the total amount available to us under our $10 million facility to $4.4 million.
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At December 31, 2017, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 44 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.

These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. We were in compliance with all of our debt covenants as of December 31, 2017. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.
6.    Impact of the Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "TCJA") was signed into law. The TCJA introduced several significant changes to corporate income tax laws in the United States. The most significant change that will affect Atmos Energy is the reduction of the federal statutory income tax rate from 35% to 21%. As a rate-regulated entity, the accelerated capital expensing and the limitation on interest deductibility provisions included in the TCJA are not applicable to us.
Under generally accepted accounting principles, we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
At September 30, 2017, we measured our net deferred tax liability using the enacted federal statutory tax rate of 35%. The enactment of the TCJA on December 22, 2017 required us to remeasure our deferred tax assets and liabilities, including our U.S. federal income tax net operating loss carryforwards, at the newly enacted federal statutory income tax rate. As the Company’s fiscal year end is September 30, the Internal Revenue Code requires the Company to use a blended statutory federal corporate income tax rate of 24.5% for fiscal 2018.
The decrease in the federal statutory income tax rate reduced our net deferred tax liability by $908.1 million. Of this amount, $746.2 million relates to regulated operations and has been recorded as a regulatory liability, which will be returned to utility customers. The period and timing of these revenue adjustments are subject to Internal Revenue Code provisions and regulatory actions in each of the eight states in which we operate. The remaining $161.9 million has been reflected as a one-time income tax benefit in our condensed consolidated statement of income because these taxes were not considered in our cost of service ratemaking.
At December 31, 2017, we had $330.4 million of remeasured federal net operating loss carryforwards. The federal net operating loss carryforwards are available to offset future taxable income and will begin to expire in 2029. The Company also has $10.1 million of federal alternative minimum tax credit carryforwards that do not expire and are expected to be fully refunded to us between 2019 and 2022 as a result of changes introduced by the TCJA. These credit carryforwards are now reflected as taxes receivable within the deferred charges and other assets line item on our condensed consolidated balance sheet. In addition, the Company has $5.1 million in remeasured charitable contribution carryforwards to offset future taxable income. The Company’s charitable contribution carryforwards expire between 2018 and 2023.
The Company also has $25.9 million of state net operating loss carryforwards and $1.5 million of state tax credit carryforwards (net of $6.9 million and $0.4 million of remeasured federal effects). Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards will begin to expire between 2018 and 2032.
Due to the changes introduced by the TCJA, we now believe it is more likely than not that the benefit from certain charitable contribution carryforwards for which a valuation allowance was previously established will be realized. As a result, we reduced our valuation allowance by $4.2 million during the first quarter. This amount is included in the $161.9 million one-time income tax benefit.
The SEC issued guidance in Staff Accounting Bulletin 118 (SAB 118), which allows us to record provisional amounts during a one-year measurement period, similar to the measurement period in accounting for business combinations. The Company has determined a reasonable estimate for the measurement and accounting for certain effects of the TCJA, including the remeasurement of our net deferred tax liabilities and the establishment of a regulatory liability, which have been reflected as provisional amounts in the December 31, 2017 condensed consolidated financial statements and are described in further detail above. The amounts represent our best estimates based upon records, information and current guidance. We are still analyzing certain aspects of the TCJA, refining our calculations and expect additional guidance relating to the TCJA from the U.S. Department of the Treasury and the Internal Revenue Service.  Any additional issued guidance or future actions of our regulators could potentially affect the final determination of the accounting effects arising from the implementation of the TCJA.

We are actively working with our regulators in each jurisdiction to address the impact of the TCJA on our cost of service based rates. Accounting orders have been issued for our Colorado, Kansas, Kentucky, Tennessee and Virginia service areas that require us to establish, effective January 1, 2018, a separate regulatory liability for the difference in taxes included in our rates that have been calculated based on a 35% statutory income tax rate and the new 21% statutory income tax rate. The establishment of this regulatory liability relating to our cost of service rates will result in a reduction to our revenues beginning in the second quarter of fiscal 2018. The period and timing of the return of these liabilities to utility customers will be determined by regulators in each of our jurisdictions.
Regulators in our other services areas, including Texas, Mississippi and Louisiana, have also taken action in response to the TCJA:
• On January 23, 2018, the Railroad Commission of Texas directed the Commission Staff to develop recommendations to ensure that, beginning January 1, 2018, all gas utility customers in Texas receive the full benefit of the TCJA.
•On January 26, 2018, the Mississippi Public Service Commission (MPSC) entered an order requiring each utility to file within thirty days a detailed description identifying how the TCJA will be reflected in the formula rate plan or other rate structures under which the utility operates.
•On January 31, 2018, Louisiana Public Service Commission (LPSC) directed utilities to file reports on February 14, 2018, regarding savings for ratepayers as a result of the new federal tax laws. The LPSC is also considering an accounting order to direct the utilities to track and record the impacts of the TCJA and a rule making docket to address the TCJA.

7.    Shareholders' Equity

Shelf Registration, At-the-Market Equity Sales Program and Equity Issuance
On March 28, 2016, we filed a registration statement with the Securities and Exchange Commission (SEC) that originally permitted us to issue, from time to time, up to $2.5 billion in common stock and/or debt securities, which expires March 28, 2019. At December 31, 2017, approximately $1.2 billion of securities remained available for issuance under the shelf registration statement.
On November 14, 2017, we filed a prospectus supplement under the registration statement relating to an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $500 million, which expires March 28, 2019. During the three months ended December 31, 2017, no shares of common stock were sold under the ATM program.
On November 30, 2017, we filed a prospectus supplement under the registration statement relating to an underwriting agreement to sell 4,558,404 shares of our common stock. We received aggregate gross proceeds of $400 million and received net proceeds, after expenses, of $395.1 million from the offering.

Accumulated Other Comprehensive Income (Loss)
We record deferred gains (losses) in AOCI related to available-for-sale securities, interest rate cash flow hedges and prior to the sale of Atmos Energy Marketing on January 3, 2017, commodity contract cash flow hedges. Deferred gains (losses) for our available-for-sale securities and commodity contract cash flow hedges are recognized in earnings upon settlement, while deferred gains (losses) related to our interest rate agreement cash flow hedges are recognized in earnings as they are amortized. The following tables provide the components of our accumulated other comprehensive income (loss) balances, net of the related tax effects allocated to each component of other comprehensive income (loss):

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2017	$7,048	$(112,302)	$(105,254)
Other comprehensive loss before reclassifications	(107)	(1,332)	(1,439)
Amounts reclassified from accumulated other comprehensive income	—	377	377
Net current-period other comprehensive loss	(107)	(955)	(1,062)
December 31, 2017	$6,941	$(113,257)	$(106,316)

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Commodity Contracts Cash Flow Hedges	Total
	(In thousands)
September 30, 2016	$4,484	$(187,524)	$(4,982)	$(188,022)
Other comprehensive income (loss) before reclassifications	(828)	91,127	9,847	100,146
Amounts reclassified from accumulated other comprehensive income	—	87	(4,865)	(4,778)
Net current-period other comprehensive income (loss)	(828)	91,214	4,982	95,368
December 31, 2016	$3,656	$(96,310)	$—	$(92,654)

The following tables detail reclassifications out of AOCI for the three months ended December 31, 2017 and 2016. Amounts in parentheses below indicate decreases to net income in the statement of income:

	Three Months Ended December 31, 2017
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Cash flow hedges
Interest rate agreements	$(594)	Interest charges
	(594)	Total before tax
	217	Tax benefit
Total reclassifications	$(377)	Net of tax

	Three Months Ended December 31, 2016
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Cash flow hedges
Interest rate agreements	$(137)	Interest charges
Commodity contracts	7,967	Purchased gas cost(1)
	7,830	Total before tax
	(3,052)	Tax expense
Total reclassifications	$4,778	Net of tax
(1)    Amounts are presented as part of income from discontinued operations in the condensed consolidated statements of income.

8.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three months ended December 31, 2017 and 2016 are presented in the following table. Most of these costs are recoverable through our tariff rates; however, a portion of these costs is capitalized into our rate base. The remaining costs are recorded as a component of operation and maintenance expense.

	Three Months Ended December 31
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
	(In thousands)
Components of net periodic pension cost:
Service cost	$4,560	$5,216	$3,020	$3,109
Interest cost	6,430	6,297	2,727	2,670
Expected return on assets	(6,917)	(6,994)	(2,002)	(1,796)
Amortization of prior service cost (credit)	(58)	(58)	3	(411)
Amortization of actuarial (gain) loss	3,089	4,249	(1,618)	(707)
Net periodic pension cost	$7,104	$8,710	$2,130	$2,865

The assumptions used to develop our net periodic pension cost for the three months ended December 31, 2017 and 2016 are as follows:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Discount rate	3.89%	3.73%	3.89%	3.73%
Rate of compensation increase	3.50%	3.50%	N/A	N/A
Expected return on plan assets	6.75%	7.00%	4.29%	4.45%
The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plan as of January 1, 2017. Based on that determination, we were not required to make a minimum contribution to our defined benefit plan during the first quarter of fiscal 2018.
We contributed $3.9 million to our other post-retirement benefit plans during the three months ended December 31, 2017. We expect to contribute a total of between $10 million and $20 million to these plans during fiscal 2018.
9.    Commitments and Contingencies
Litigation and Environmental Matters
With respect to the litigation and environmental-related matters or claims that were disclosed in Note 11 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, there were no material changes in the status of such litigation and environmental-related matters or claims during the three months ended December 31, 2017.
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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices indexed to natural gas hubs. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. There were no material changes to the purchase commitments for the three months ended December 31, 2017.

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
As of December 31, 2017, formula rate mechanisms were pending regulatory approval in our Louisiana and Tennessee service areas, infrastructure mechanisms were pending regulatory approval in our Kansas service area, an ad valorem tax rider filing was in progress in our Kansas service area and rate cases were pending regulatory approval in our Colorado, Kentucky and Mid-Tex service areas. These regulatory proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Additionally, as discussed in further detail in Note 6, all jurisdictions are addressing impacts of the TCJA.
10.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 13 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. During the three months ended December 31, 2017, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.

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
We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2017-2018 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we anticipate hedging approximately 26 percent, or 15.0 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.

Interest Rate Risk Management Activities
We periodically manage interest rate risk by entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.
As of December 31, 2017, we had forward starting interest rate swaps to effectively fix the Treasury yield component associated with the anticipated issuance of $450 million unsecured senior notes in fiscal 2019 at 3.78%, which we designated as a cash flow hedge at the time the swaps were executed. As of December 31, 2017, we had $40.8 million of net realized losses in accumulated other comprehensive income (AOCI) associated with the settlement of financial instruments used to fix the Treasury yield component of the interest cost of financing various issuances of long-term debt and senior notes, which will be recognized as a component of interest expense over the life of the associated notes from the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2045.

Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and income statements.
As of December 31, 2017, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of December 31, 2017, we had 12,143 MMcf of net short commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of December 31, 2017 and September 30, 2017. The gross amounts of recognized assets and liabilities are netted within our unaudited Condensed Consolidated Balance Sheets to the extent that we have netting arrangements with our counterparties.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
December 31, 2017
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	—	(114,175)
Total		—	(114,175)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	456	(2,738)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	190	(262)
Total		646	(3,000)
Gross Financial Instruments		646	(117,175)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		—	—
Net Financial Instruments		646	(117,175)
Cash collateral		—	—
Net Assets/Liabilities from Risk Management Activities		$646	$(117,175)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2017
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	—	(112,076)
Total		—	(112,076)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	2,436	(322)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	803	—
Total		3,239	(322)
Gross Financial Instruments		3,239	(112,398)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		—	—
Net Financial Instruments		3,239	(112,398)
Cash collateral		—	—
Net Assets/Liabilities from Risk Management Activities		$3,239	$(112,398)

Impact of Financial Instruments on the Income Statement
Cash Flow Hedges
As discussed above, our distribution segment has interest rate swap agreements, which we designated as a cash flow hedge at the time the swaps were executed. The net loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of income for the three months ended December 31, 2017 and 2016 was $0.6 million and $0.1 million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three months ended December 31, 2017 and 2016. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the income statement as incurred.

	Three Months Ended December 31
	2017	2016 (1)
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$(1,332)	$91,127
Forward commodity contracts(2)	—	9,847
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	377	87
Forward commodity contracts(2)	—	(4,865)
Total other comprehensive income (loss) from hedging, net of tax	$(955)	$96,196

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent based on the effective rates in each taxing jurisdiction for the three-month period ended December 31, 2016.

(2)	Due to the sale of AEM, these amounts are included in income from discontinued operations.
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of December 31, 2017. However, the table below does not include the expected recognition in earnings of our outstanding interest rate agreements as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$(1,508)
Thereafter	(39,248)
Total	$(40,756)

Financial Instruments Not Designated as Hedges
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
11.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. During the three months ended December 31, 2017, there were no changes in these methods.

Fair value measurements also apply to the valuation of our pension and postretirement plan assets. Current accounting guidance requires employers to annually disclose information about fair value measurements of the assets of a defined benefit pension or other postretirement plan. The fair value of these assets is presented in Note 7 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and September 30, 2017. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	December 31, 2017
	(In thousands)
Assets:
Financial instruments	$—	$646	$—	$—	$646
Available-for-sale securities
Registered investment companies	43,065	—	—	—	43,065
Bond mutual funds	16,359	—	—	—	16,359
Bonds	—	30,861	—	—	30,861
Money market funds	—	614	—	—	614
Total available-for-sale securities	59,424	31,475	—	—	90,899
Total assets	$59,424	$32,121	$—	$—	$91,545
Liabilities:
Financial instruments	$—	$117,175	$—	$—	$117,175

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2017
	(In thousands)
Assets:
Financial instruments	$—	$3,239	$—	$—	$3,239
Available-for-sale securities
Registered investment companies	41,097	—	—	—	41,097
Bond mutual funds	16,371	—	—	—	16,371
Bonds	—	29,104	—	—	29,104
Money market funds	—	1,837	—	—	1,837
Total available-for-sale securities	57,468	30,941	—	—	88,409
Total assets	$57,468	$34,180	$—	$—	$91,648
Liabilities:
Financial instruments	$—	$112,398	$—	$—	$112,398

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

Available-for-sale securities are comprised of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
As of December 31, 2017
Domestic equity mutual funds	$27,171	$8,850	$(14)	$36,007
Foreign equity mutual funds	4,725	2,333	—	7,058
Bond mutual funds	16,461	—	(102)	16,359
Bonds	30,936	6	(81)	30,861
Money market funds	614	—	—	614
	$79,907	$11,189	$(197)	$90,899
As of September 30, 2017
Domestic equity mutual funds	$25,361	$8,920	$—	$34,281
Foreign equity mutual funds	4,581	2,235	—	6,816
Bond mutual funds	16,391	2	(22)	16,371
Bonds	29,074	46	(16)	29,104
Money market funds	1,837	—	—	1,837
	$77,244	$11,203	$(38)	$88,409
At December 31, 2017 and September 30, 2017, our available-for-sale securities included $43.7 million and $42.9 million related to assets held in separate rabbi trusts for our supplemental executive benefit plans. At December 31, 2017, we maintained investments in bonds that have contractual maturity dates ranging from January 2018 through December 2020.
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

Other Fair Value Measures
Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our debt as of December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
	(In thousands)
Carrying Amount	$3,085,000	$3,085,000
Fair Value	$3,305,656	$3,382,272

12.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 16 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. During the three months ended December 31, 2017, there were no material changes in our concentration of credit risk.
13. Discontinued Operations
On October 29, 2016, we entered into a Membership Interest Purchase Agreement (the Agreement) with CenterPoint Energy Services, Inc., a subsidiary of CenterPoint Energy, Inc. (CES) to sell all of the equity interests of Atmos Energy Marketing, LLC (AEM). The transaction closed on January 3, 2017, with an effective date of January 1, 2017. CES paid a cash purchase price of $38.3 million plus working capital of $109.0 million for total cash consideration of $147.3 million. Of this amount, $7.0 million was placed into escrow and was to be paid to the Company within 24 months of the closing date, net of any indemnification claims agreed upon between the two companies. In January 2018, $3.0 million of this escrowed amount was released and received by the Company. We recognized a net gain of $0.03 per diluted share on the sale in the second quarter of fiscal 2017 and completed the working capital true–up during the third quarter of fiscal 2017.
The operating results of our natural gas marketing reportable segment have been reported on the condensed consolidated statement of income as income from discontinued operations, net of income tax, for the three months ended December 31, 2016.  Accordingly, expenses related to allocable general corporate overhead and interest expense are not included in these results.
The tables below set forth selected financial information related to discontinued operations. Operating expenses include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income. At December 31, 2017 and September 30, 2017 we did not have any assets or liabilities held for sale.
The following table presents statement of income data related to discontinued operations:

Three Months Ended December 31, 2016
(In thousands)

Operating revenues	$303,474
Purchased gas cost	277,554
Operating expenses	7,874
Operating income	18,046
Other nonoperating expense	(211)
Income from discontinued operations before income taxes	17,835
Income tax expense	6,841
Net income from discontinued operations	$10,994

The following table presents statement of cash flow data related to discontinued operations:

Three Months Ended December 31, 2016
(In thousands)
Depreciation and amortization expense	$185
Capital expenditures	$—
Noncash loss in commodity contract cash flow hedges	$(8,165)

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
The Company's other risk management activities are discussed in Note 10.
Impact of Financial Instruments on the Income Statement
Hedge ineffectiveness for our natural gas marketing segment was recorded as a component of purchased gas cost, which is included in discontinued operations on the condensed consolidated statements of income, and primarily results from differences in the location and timing of the derivative instrument and the hedged item. For the three months ended December 31, 2016 , we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $3.4 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.
 Fair Value Hedges
The impact of our natural gas marketing segment commodity contracts designated as fair value hedges and the related hedged item on the results of discontinued operations on our condensed consolidated income statement for the three months ended December 31, 2016 is presented below.

Three Months Ended December 31, 2016
(In thousands)
Commodity contracts	$(9,567)
Fair value adjustment for natural gas inventory designated as the hedged item	12,858
Total decrease in purchased gas cost reflected in income from discontinued operations	$3,291
The decrease in purchased gas cost reflected in income from discontinued operations is comprised of the following:
Basis ineffectiveness	$(597)
Timing ineffectiveness	3,888
$3,291
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

Cash Flow Hedges
The impact of our natural gas marketing segment cash flow hedges on our condensed consolidated income statements for the three months ended December 31, 2016 is presented below:

Three Months Ended December 31, 2016
(In thousands)
Loss reclassified from AOCI for effective portion of natural gas marketing commodity contracts	$(2,612)
Gain arising from ineffective portion of natural gas marketing commodity contracts	111
Gain on discontinuance of cash flow hedging of natural gas marketing commodity contracts reclassified from AOCI	10,579
Total impact on purchased gas cost reflected in income from discontinued operations	$8,078
Financial Instruments Not Designated as Hedges
The impact of the natural gas marketing segment's financial instruments that had not been designated as hedges on our condensed consolidated income statements for the three months ended December 31, 2016 was a decrease in purchased gas cost of $6.8 million, which is included in discontinued operations on the condensed consolidated statements of income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Atmos Energy Corporation
We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation and subsidiaries as of December 31, 2017 and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended December 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Atmos Energy Corporation and subsidiaries as of September 30, 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated November 13, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.
/s/    ERNST & YOUNG LLP
Dallas, Texas
February 6, 2018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion should be read in conjunction with the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2017.
Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995
The statements contained in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: our ability to continue to access the credit and capital markets to execute our business strategy; regulatory trends and decisions, including the impact of rate proceedings before various state regulatory commissions; the impact of adverse economic conditions on our customers; the effects of inflation and changes in the availability and price of natural gas; the availability and accessibility of contracted gas supplies, interstate pipeline and/or storage services; market risks beyond our control affecting our risk management activities, including commodity price volatility, counterparty performance or creditworthiness and interest rate risk; the concentration of our operations in Texas; increased competition from energy suppliers and alternative forms of energy; adverse weather conditions; the capital-intensive nature of our business; increased costs of providing health care benefits, along with pension and postretirement health care benefits and increased funding requirements; the inability to continue to hire, train and retain operational, technical and managerial personnel; possible increased federal, state and local regulation of the safety of our operations; increased federal regulatory oversight and potential penalties; the impact of environmental regulations on our business; the impact of climate change or related additional legislation or regulation in the future; the inherent hazards and risks involved in distributing, transporting and storing natural gas; the threat of cyber-attacks or acts of cyber-terrorism that could disrupt our business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information; natural disasters, terrorist activities or other events and other risks and uncertainties discussed herein, all of which are difficult to predict and many of which are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at December 31, 2017 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

We manage and review our consolidated operations through the following reportable segments:

•	The distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states and storage assets located in Kentucky and Tennessee.

•	The pipeline and storage segment is comprised primarily of the pipeline and storage operations of our Atmos Pipeline-Texas division and our natural gas transmission operations in Louisiana.

•	The natural gas marketing segment was comprised of our discontinued natural gas marketing business.

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
Our critical accounting policies used in the preparation of our consolidated financial statements are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and include the following:

•	Regulation

•	Unbilled revenue

•	Pension and other postretirement plans

•	Impairment assessments
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the three months ended December 31, 2017.

Non-GAAP Financial Measures
Our operations are affected by the cost of natural gas, which is passed through to our customers without markup and includes commodity price, transportation, storage, injection and withdrawal fees and settlements of financial instruments used to mitigate commodity price risk. These costs are reflected in the income statement as purchased gas cost. Therefore, increases in the cost of gas are offset by a corresponding increase in revenues. Accordingly, we believe Gross Profit, defined as operating revenues less purchased gas cost, is a more useful and relevant measure to analyze our financial performance than operating revenues. As such, the following discussion and analysis of our financial performance will reference gross profit rather than operating revenues and purchased gas cost individually.
As described further in Note 6, the enactment of the Tax Cuts and Jobs Act of 2017 (the TCJA) required us to remeasure our deferred tax assets and liabilities at our new federal statutory income tax rate as of December 22, 2017. The remeasurement of our net deferred tax liabilities resulted in the recognition of a one-time, non-cash income tax benefit of $161.9 million during the three months ended December 31, 2017. Due to the non-recurring nature of this benefit, we believe that income from continuing operations and diluted earnings per share from continuing operations before the one-time, non-cash income tax benefit provide a more relevant measure to analyze our financial performance than income from continuing operations and consolidated diluted earnings per share from continuing operations. Accordingly, the following discussion and analysis of our financial performance will reference adjusted income from continuing operations and diluted earnings per share, which is calculated as follows:

	Three Months Ended December 31
	2017	2016	Change
	(In thousands, except per share data)
Income from continuing operations	$314,132	$114,038	$200,094
One-time, non-cash income tax benefit	161,884	—	161,884
Adjusted income from continuing operations	$152,248	$114,038	$38,210

Consolidated diluted EPS from continuing operations	$2.89	$1.08	$1.81
Diluted EPS from one-time, non-cash income tax benefit	1.49	—	1.49
Adjusted diluted EPS from continuing operations	$1.40	$1.08	$0.32

RESULTS OF OPERATIONS

Executive Summary
Atmos Energy strives to operate our businesses safely and reliably while delivering superior shareholder value. Our commitment to modernizing our natural gas distribution and transmission systems requires significant levels of capital spending. We have the ability to begin recovering a significant portion of these investments timely through rate designs that reduce or eliminate regulatory lag and separate the recovery of our approved rate from customer usage patterns. The execution of our capital spending program, the ability to recover these investments timely and our ability to access the capital markets to satisfy our financing needs are the primary drivers that affect our financial performance.
During the first three months of fiscal 2018, we recorded adjusted income from continuing operations of $152.2 million, or $1.40 per diluted share, compared to adjusted income from continuing operations of $114.0 million, or $1.08 per diluted share for the first three months of fiscal 2017. The period-over-period increase of $38.2 million, or 33.5%, largely reflects positive rate outcomes and the impact of the TCJA on our effective income tax rate. During the three months ended December 31, 2017, we completed seven regulatory proceedings, resulting in an increase in annual operating income of $46.1 million and had seven ratemaking efforts in progress at December 31, 2017 seeking a total increase in annual operating income of $13.3 million.
Capital expenditures for the first three months of fiscal 2018 were $383.2 million. Approximately 82 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less. We expect our capital expenditures to range between $1.3 billion and $1.4 billion for fiscal 2018. We funded our capital expenditures program primarily through operating cash flows of $173.2 million. Additionally, we issued $400 million of common stock during the three months ended December 31, 2017. The net proceeds from the issuance were primarily used to repay short-term debt under our commercial paper program, to fund capital spending and for general corporate purposes.
As a result of our sustained financial performance, improved cash flows and capital structure, our Board of Directors increased the quarterly dividend by 7.8 percent for fiscal 2018.
TCJA Impact
The TCJA introduced several significant changes to corporate income tax laws in the United States, which have been reflected in our condensed consolidated financial statements for the period ended December 31, 2017. As a rate regulated entity, the effects of lower tax rates included in our cost of service rates will ultimately flow through to our utility customers in the form of adjusted rates. Therefore, the favorable impact of the reduction in our federal statutory income tax rate on our financial performance will be limited to items that impact our income before income taxes in the current period that have not yet been reflected in our rates (most notably increases to and decreases in commission-approved regulatory assets and liabilities recorded on our condensed consolidated balance sheet) and market-based revenues that are earned from customers who utilize our assets. Note 6 to the condensed consolidated financial statements details the various impacts of the TCJA on our financial position and results from operations. The most significant changes are summarized as follows:
•Because our fiscal year started on October 1, 2017, our federal statutory income tax rate for fiscal 2018 was reduced from 35% to 24.5%. We anticipate our effective income tax rate for fiscal 2018 will range from 26% to 28%, before the effect of the return of the excess deferred tax liability and the one-time, non-cash income tax benefit. Our federal statutory income tax rate will decline to 21% on October 1, 2018.
•We remeasured our net deferred tax liability using our new federal statutory income tax rate, which reduced our net deferred tax liability by $908.1 million. Of this amount, $746.2 million was reclassified to a regulatory liability, which will be returned to utility customers. The remaining $161.9 million was recognized as a one-time, non-cash income tax benefit in our condensed consolidated statement of income.
•Atmos Energy supports our regulators' efforts to ensure our utility customers receive the full benefits of changes in our cost of service rates arising from tax reform. Income taxes, like other costs, are passed through to our customers in our rates; however, changes to customer rates must be approved by our regulators. Beginning in the second quarter of fiscal 2018, we will establish regulatory liabilities in jurisdictions that have issued orders requiring us to reduce future rates for the difference in taxes included in our cost of service rates that have been calculated based on a 35% statutory income tax rate and a 21% statutory income tax rate. As of February 6, 2018, we had received orders in five jurisdictions and anticipate receiving regulatory orders in the remaining jurisdictions by the end of the second quarter of fiscal 2018. The establishment of these regulatory liabilities for our cost of service rates will reduce our revenues. The timing of the establishment of regulatory liabilities as well as the period and timing of the return of these liabilities to utility customers will be determined by regulators in each of our jurisdictions.

•The enactment of the TCJA is expected to reduce our cash flows from operations primarily due to 1) the collection of taxes at a lower rate and 2) the return of regulatory liabilities established in response to the enactment of the TCJA and regulatory activities to our utility customers. We intend to externally finance this reduction in operating cash flow in a balanced fashion in order to maintain an equity capitalization ratio ranging from 50% to 60% to maintain our current credit ratings. We currently anticipate this external financing need will range from $500 million to $600 million through fiscal 2022.
The following discusses the results of operations for each of our operating segments.
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

Three Months Ended December 31, 2017 compared with Three Months Ended December 31, 2016
Financial and operational highlights for our distribution segment for the three months ended December 31, 2017 and 2016 are presented below.

	Three Months Ended December 31
	2017	2016	Change
	(In thousands, unless otherwise noted)
Operating revenues	$860,792	$754,656	$106,136
Purchased gas cost	463,758	395,346	68,412
Gross profit	397,034	359,310	37,724
Operating expenses	224,278	204,417	19,861
Operating income	172,756	154,893	17,863
Miscellaneous expense	(1,400)	(633)	(767)
Interest charges	21,368	21,118	250
Income before income taxes	149,988	133,142	16,846
One-time, non-cash income tax benefit	(140,151)	—	(140,151)
Income tax expense	41,040	47,778	(6,738)
Net income	$249,099	$85,364	$163,735
Consolidated distribution sales volumes — MMcf	86,307	74,430	11,877
Consolidated distribution transportation volumes — MMcf	38,050	36,175	1,875
Total consolidated distribution throughput — MMcf	124,357	110,605	13,752
Consolidated distribution average cost of gas per Mcf sold	$5.37	$5.31	$0.06
Income before income taxes for our distribution segment increased 13 percent, primarily due to a $37.7 million increase in gross profit, partially offset with a $19.9 million increase in operating expenses. The quarter-over-quarter increase in gross profit primarily reflects:

•	a $25.6 million net increase in rate adjustments, primarily in our Mid-Tex, Mississippi, West Texas and Kentucky/Mid-States Divisions.

•	a $5.7 million increase in residential and commercial net consumption, primarily in our Mid-Tex and Mississippi Divisions.

•	a $3.5 million increase from customer growth, primarily in our Mid-Tex and Kentucky/Mid-States Divisions.
The increase in operating expenses, which includes operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, was primarily due to incremental system integrity activities, increased depreciation and property tax expense associated with increased capital investments.
The decrease in income tax expense reflects a reduction in our effective tax rate from 35.9% to 27.4%, as a result of the TCJA, which is partially offset by an increase in income before income taxes.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended December 31, 2017 and 2016. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended December 31
	2017	2016	Change
	(In thousands)
Mid-Tex	$72,925	$72,743	$182
Kentucky/Mid-States	28,129	22,738	5,391
Louisiana	23,268	19,863	3,405
West Texas	15,761	14,928	833
Mississippi	18,275	11,958	6,317
Colorado-Kansas	12,931	11,705	1,226
Other	1,467	958	509
Total	$172,756	$154,893	$17,863

Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first three months of fiscal 2018, we completed six regulatory proceedings, resulting in a $17.1 million increase in annual operating income as summarized below.

Rate Action	Annual Increase in Operating Income
(In thousands)
Annual formula rate mechanisms	$17,077
Rate case filings	—
Other rate activity	—
$17,077

The following ratemaking efforts seeking $13.3 million in increased annual operating income were in progress as of December 31, 2017:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Rate Case (1)	Colorado	$2,916
	GSRS	Kansas	821
	Ad Valorem	Kansas	457
Kentucky/Mid-States	Rate Case	Kentucky	4,778
	ARM True-Up (2)	Tennessee	850
Louisiana	RSC	Trans La	1,195
Mid-Tex	Rate Case (3)	City of Dallas	2,247
			$13,264

(1)	A Recommended Decision for $2.1 million was issued on January 8, 2018. The Recommended Decision also recommended a five year extension of the Company's System Safety and Integrity Rider tariff.

(2)	The Annual Rate Mechanism (ARM) is a formula rate mechanism that refreshes the Company's rates on an annual basis.

(3)	The Company extended the deadline for the City of Dallas to act until February 15, 2018.
Annual Formula Rate Mechanisms
As an instrument to reduce regulatory lag, formula rate mechanisms allow us to refresh our rates on an annual basis without filing a formal rate case. However, these filings still involve discovery by the appropriate regulatory authorities prior to the final determination of rates under these mechanisms. We currently have formula rate mechanisms in our Louisiana, Mississippi and Tennessee operations and in substantially all the service areas in our Texas divisions. Additionally, we have specific infrastructure programs in substantially all of our distribution divisions with tariffs in place to permit the investment associated with these programs to have their surcharge rate adjusted annually to recover approved capital costs incurred in a prior test-year period. The following table summarizes our annual formula rate mechanisms by state:

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

The following annual formula rate mechanisms were approved during the three months ended December 31, 2017:

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	Effective Date
		(In thousands)
2018 Filings:
Colorado-Kansas	Colorado SSIR	12/31/2018	$2,228	12/20/2017
Mississippi	Mississippi - SIR	10/31/2018	7,658	12/05/2017
Mississippi	Mississippi - SGR (1)	10/31/2018	1,245	12/05/2017
Mississippi	Mississippi - SRF (1)	10/31/2018	—	12/05/2017
Kentucky/Mid-States	Kentucky - PRP	09/30/2018	5,638	10/27/2017
Kentucky/Mid-States	Virginia - SAVE (2)	09/30/2017	308	10/01/2017
Total 2018 Filings			$17,077

(1)	In our next SRF filing, the SGR rate base will be combined with the SRF rate base, per Commission order.

(2)	The Company completed our Steps to Advance Virginia Energy (SAVE) program. On October 1, 2017 a refund factor was removed from the rate resulting in an operating income increase of $308,000.
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
There was no rate case activity completed during the three months ended December 31, 2017.

Other Ratemaking Activity
The Company had no other ratemaking activity during the three months ended December 31, 2017.

Pipeline and Storage Segment
Our pipeline and storage segment consists of the pipeline and storage operations of our Atmos Pipeline–Texas Division (APT) and our natural gas transmission operations in Louisiana. APT is one of the largest intrastate pipeline operations in Texas with a heavy concentration in the established natural gas producing areas of central, northern, eastern and western Texas, extending into or near the major producing areas of the Barnett Shale, the Texas Gulf Coast and the Delaware and Midland Basins of West Texas. APT provides transportation and storage services to our Mid-Tex Division, other third-party local distribution companies, industrial and electric generation customers, as well as marketers and producers. As part of its pipeline operations, APT manages five underground storage facilities in Texas.
Our natural gas transmission operations in Louisiana are comprised of a proprietary 21-mile pipeline located in the New Orleans, Louisiana area that is primarily used to aggregate gas supply for our distribution division in Louisiana under a long-term contract and on a more limited basis, to third parties. The demand fee charged to our Louisiana distribution division for these services is subject to regulatory approval by the Louisiana Public Service Commission. We also manage two asset management plans which have been approved by applicable state regulatory commissions. Generally, these asset management plans require us to share with our distribution customers a significant portion of the cost savings earned from these arrangements.
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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. Following the conclusion of its rate case in August 2017, APT made a GRIP filing that covered changes in net investment from October 1, 2016 through December 31, 2016 with a requested increase in operating income of $29.0 million. On December 5, 2017, the filing was approved.
On December 21, 2016, the Louisiana Public Service Commission approved an annual increase of five percent to the demand fee charged by our natural gas transmission pipeline for each of the next 10 years, effective October 1, 2017.

Three Months Ended December 31, 2017 compared with Three Months Ended December 31, 2016
Financial and operational highlights for our pipeline and storage segment for the three months ended December 31, 2017 and 2016 are presented below.

	Three Months Ended December 31
	2017	2016	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$93,898	$82,468	$11,430
Third-party transportation revenue	28,931	22,220	6,711
Other revenue	3,634	5,264	(1,630)
Total operating revenues	126,463	109,952	16,511
Total purchased gas cost	912	355	557
Gross profit	125,551	109,597	15,954
Operating expenses	56,746	54,572	2,174
Operating income	68,805	55,025	13,780
Miscellaneous expense	(635)	(361)	(274)
Interest charges	10,141	9,912	229
Income before income taxes	58,029	44,752	13,277
One-time, non-cash income tax benefit	(21,733)	—	(21,733)
Income tax expense	14,729	16,078	(1,349)
Net income	$65,033	$28,674	$36,359
Gross pipeline transportation volumes — MMcf	213,137	186,780	26,357
Consolidated pipeline transportation volumes — MMcf	155,105	134,976	20,129

Income before income taxes for our pipeline and storage segment increased 30 percent, primarily due to a $16.0 million increase in gross profit, offset by a $2.2 million increase in operating expenses. The increase in gross profit primarily reflects a $13.9 million increase in rates from the approved APT rate case and the GRIP filing approved in December 2017. Additionally, average transportation fees increased as a result of higher basis spreads creating a $4.1 million increase in gross profit and transport volumes increased due to incremental throughput on the North Texas pipeline, which was acquired on December 20, 2016.
Operating expenses, which includes operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, increased $2.2 million, primarily due to higher depreciation expense partially offset by lower system maintenance expense.
The decrease in income tax expense reflects a reduction in our effective tax rate from 35.9% to 25.4%, as a result of the TCJA, which is partially offset by an increase in income before income taxes.

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
As more fully described in Note 13, effective January 1, 2017, we sold all of the equity interests of AEM to CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Inc. As a result of the sale, Atmos Energy has fully exited the nonregulated natural gas marketing business. Accordingly, net income of $11.0 million for AEM is reported as discontinued operations for the three months ended December 31, 2016.

Liquidity and Capital Resources
The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows and external debt and equity financing. External debt financing is provided primarily through the issuance of long-term debt, a $1.5 billion commercial paper program and three committed revolving credit facilities with a total availability from third-party lenders of approximately $1.5 billion. The commercial paper program and credit facilities provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves the Company's desired capital structure with an equity-to-capitalization ratio between 50% and 60%, inclusive of long-term and short-term debt. Additionally, we have various uncommitted trade credit lines with our gas suppliers that we utilize to purchase natural gas on a monthly basis. The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the fiscal year 2018 and beyond. Refer to the TCJA impact section above regarding anticipated impacts on our liquidity, capital resources and cash flows.
To support our capital market activities, we have a registration statement on file with the SEC that permits us to issue a total of $2.5 billion in common stock and/or debt securities. Under the shelf registration statement, we recently filed a prospectus supplement for an at–the-market (ATM) equity distribution program under which we may issue and sell, shares of our common stock, up to an aggregate offering price of $500 million. At December 31, 2017, approximately $1.2 billion of securities remained available for issuance under the shelf registration statement.
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of December 31, 2017, September 30, 2017 and December 31, 2016:

	December 31, 2017		September 30, 2017		December 31, 2016
	(In thousands, except percentages)
Short-term debt	$336,816	4.2%	$447,745	6.0%	$940,747	13.1%
Long-term debt	3,067,469	38.5%	3,067,045	41.4%	2,564,199	35.6%
Shareholders’ equity	4,563,620	57.3%	3,898,666	52.6%	3,698,975	51.3%
Total	$7,967,905	100.0%	$7,413,456	100.0%	$7,203,921	100.0%

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, prices for our products and services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the three months ended December 31, 2017 and 2016 are presented below.

	Three Months Ended December 31
	2017	2016	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$173,238	$116,963	$56,275
Investing activities	(381,372)	(392,137)	10,765
Financing activities	236,475	272,264	(35,789)
Change in cash and cash equivalents	28,341	(2,910)	31,251
Cash and cash equivalents at beginning of period	26,409	47,534	(21,125)
Cash and cash equivalents at end of period	$54,750	$44,624	$10,126
Cash flows from operating activities
Period-over-period changes in our operating cash flows are primarily attributable to changes in net income and working capital changes, particularly within our distribution segment resulting from changes in the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.
For the three months ended December 31, 2017, we generated cash flow of $173.2 million from operating activities compared with $117.0 million for the three months ended December 31, 2016. The $56.2 million increase in operating cash flows reflects the positive cash effects of successful rate case outcomes achieved in fiscal 2017 and changes in working capital, primarily as a result of higher recoveries of deferred gas cost due to higher distribution sales volumes in the current quarter compared to the prior-year quarter.
Cash flows from investing activities
In recent years, we have incurred capital expenditures to support our distribution and transmission system modernization and integrity enhancement efforts, expand our natural gas distribution services and expand our intrastate pipeline network. Over the last three fiscal years, approximately 80 percent of our capital spending has been committed to improving the safety and reliability of our system.
For the three months ended December 31, 2017, cash used for investing activities was $381.4 million compared to $392.1 million in the prior-year period. Capital spending increased by $85.3 million, or 29 percent, as a result of planned increases in our distribution segment to repair and replace vintage pipe, and increases in spending in our pipeline and storage segment to improve the reliability of gas service to our local distribution company customers. These increases were offset by cash outflows from investing activities in the three months ended December 31, 2016, for the purchase of the North Texas Pipeline for $85.7 million and $10.3 million related to the purchase of available-for-sale securities.
Cash flows from financing activities
For the three months ended December 31, 2017, our financing activities provided $236.5 million of cash compared with $272.3 million in the prior-year period. The $35.8 million decrease in cash provided by financing activities is primarily due to increased operating cash flow and lower cash used in investing activities.
During the first quarter, we used $395.1 million in net proceeds from equity financing to reduce short-term debt, to support our capital spending and for other general corporate purposes. Cash dividends increased due to a 7.8% increase in our dividend rate and an increase in shares outstanding.
During the first three months of fiscal 2017, we issued $125 million of long-term debt under our three year, $200 million term loan agreement and received $49.4 million from the issuance of common stock under our ATM program. The net proceeds from these debt and equity issuances were used to support our capital expenditures program. Short-term debt increased a net $110.9 million to temporarily finance the acquisition of the North Texas pipeline in December 2016.

The following table summarizes our share issuances for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31
	2017	2016
Shares issued:
Direct Stock Purchase Plan	38,209	27,071
1998 Long-Term Incentive Plan	235,960	365,471
Retirement Savings Plan and Trust	24,905	95,991
At-the-Market (ATM) Equity Distribution Program	—	690,812
Equity Issuance	4,558,404	—
Total shares issued	4,857,478	1,179,345
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of December 31, 2017, both rating agencies maintained a stable outlook. Our current debt ratings are all considered investment grade and are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of December 31, 2017. Our debt covenants are described in greater detail in Note 5 to the unaudited condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 9 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the three months ended December 31, 2017.

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

The following table shows the components of the change in fair value of our financial instruments for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31
	2017	2016
	(In thousands)
Fair value of contracts at beginning of period	$(109,159)	$(279,543)
Contracts realized/settled	1,160	9,963
Fair value of new contracts	(569)	963
Other changes in value	(7,961)	146,895
Fair value of contracts at end of period	(116,529)	(121,722)
Netting of cash collateral	—	13,697
Cash collateral and fair value of contracts at period end	$(116,529)	$(108,025)

The fair value of our financial instruments at December 31, 2017 is presented below by time period and fair value source:

	Fair Value of Contracts at December 31, 2017
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(2,282)	$(114,247)	$—	$—	$(116,529)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(2,282)	$(114,247)	$—	$—	$(116,529)
Pension and Postretirement Benefits Obligations
For the three months ended December 31, 2017 and 2016, our total net periodic pension and other benefits costs were $9.2 million and $11.6 million. A substantial portion of those costs is recoverable through our rates; however, a portion of these costs is capitalized into our rate base. The remaining costs are recorded as a component of operation and maintenance expense.
Our fiscal 2018 costs were determined using a September 30, 2017 measurement date. As of September 30, 2017, interest and corporate bond rates were higher than the rates as of September 30, 2016. Therefore, we increased the discount rate used to measure our fiscal 2018 net periodic cost from 3.73 percent to 3.89 percent. We lowered the expected return on plan assets to 6.75 percent in the determination of our fiscal 2018 net periodic pension cost based upon expected market returns for our targeted asset allocation. As a result of the net impact of changes in these and other assumptions, we expect our fiscal 2018 net periodic pension cost to be approximately 25 percent lower than fiscal 2017.
The amount of funding required for our defined benefit plan is determined in accordance with the Pension Protection Act of 2006 (PPA) and is influenced by the funded position of the plan when the funding requirements are determined on January 1 of each year. Based upon the determination as of January 1, 2017, we were not required to make a minimum contribution to our defined benefit plan during the first quarter of fiscal 2018. However, we will consider whether a voluntary contribution is prudent to maintain certain funding levels.
For the three months ended December 31, 2017 we contributed $3.9 million to our postretirement medical plans. We anticipate contributing a total of between $10 million and $20 million to our postretirement plans during fiscal 2018.
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

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three-month periods ended December 31, 2017 and 2016.
Distribution Sales and Statistical Data

	Three Months Ended December 31
	2017	2016
METERS IN SERVICE, end of period
Residential	2,956,247	2,923,480
Commercial	270,184	268,574
Industrial	1,675	1,693
Public authority and other	8,418	8,359
Total meters	3,236,524	3,202,106

INVENTORY STORAGE BALANCE — Bcf	55.6	56.7
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	48,948	41,500
Commercial	26,949	23,736
Industrial	8,458	7,432
Public authority and other	1,952	1,762
Total gas sales volumes	86,307	74,430
Transportation volumes	39,859	39,065
Total throughput	126,166	113,495
OPERATING REVENUES (000’s)(1)
Gas sales revenues
Residential	$556,520	$481,673
Commercial	223,580	200,488
Industrial	33,413	30,031
Public authority and other	13,561	12,109
Total gas sales revenues	827,074	724,301
Transportation revenues	25,362	22,481
Other gas revenues	8,356	7,874
Total operating revenues	$860,792	$754,656
Average cost of gas per Mcf sold	$5.37	$5.31
See footnote following these tables.

Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended December 31
	2017	2016
CUSTOMERS, end of period
Industrial	93	90
Other	240	222
Total	333	312

INVENTORY STORAGE BALANCE — Bcf	1.1	1.7
PIPELINE TRANSPORTATION VOLUMES — MMcf(1)	213,137	186,780
OPERATING REVENUES (000’s)(1)	$126,463	$109,952
Note to preceding tables:

(1)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.
RECENT ACCOUNTING DEVELOPMENTS
Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. During the three months ended December 31, 2017, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of the fiscal year ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the three months ended December 31, 2017, there were no material changes in the status of the litigation and other matters that were disclosed in Note 11 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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
Date: February 6, 2018

EXHIBITS INDEX
Item 6

Exhibit Number	Description	Page Number or Incorporation by Reference to
2.1	Membership Interest Purchase Agreement by and between Atmos Energy Holdings, Inc. as Seller and CenterPoint Energy Services, Inc. as Buyer, dated as of October 29, 2016	Exhibit 2.1 to Form 8-K dated October 29, 2016 (File No. 1-10042)
10
Equity Distribution Agreement, dated as of November 14, 2017, among Atmos Energy Corporation, Goldman Sachs & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, and J.P. Morgan Securities LLC
Exhibit 1.1 to Form 8-K dated November 14, 2017 (File No. 1-10042)
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