Form 10-Q
period 2018-03-31
ATMOS ENERGY CORP
filed 2018-05-02
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of April 27, 2018.

Class	Shares Outstanding
No Par Value	111,064,659

GLOSSARY OF KEY TERMS

Adjusted diluted EPS from continuing operations	Non-GAAP measure defined as diluted earnings per share from continuing operations before the one-time, non-cash income tax benefit
Adjusted income from continuing operations	Non-GAAP measure defined as income from continuing operations before the one-time, non-cash income tax benefit
AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
Bcf	Billion cubic feet
Contribution Margin	Non-GAAP measure defined as operating revenues less purchased gas cost
DARR	Dallas Annual Rate Review
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NTSB	National Transportation Safety Board
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SGR	Supplemental Growth Filing
SIR	System Integrity Rider
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	September 30, 2017
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$11,903,715	$11,301,304
Less accumulated depreciation and amortization	2,142,386	2,042,122
Net property, plant and equipment	9,761,329	9,259,182
Current assets
Cash and cash equivalents	71,074	26,409
Accounts receivable, net	407,134	222,263
Gas stored underground	89,265	184,653
Other current assets	55,263	106,321
Total current assets	622,736	539,646
Goodwill	730,132	730,132
Deferred charges and other assets	242,125	220,636
	$11,356,322	$10,749,596
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: March 31, 2018 — 111,060,328 shares; September 30, 2017 — 106,104,634 shares	$555	$531
Additional paid-in capital	2,951,545	2,536,365
Accumulated other comprehensive loss	(85,011)	(105,254)
Retained earnings	1,854,257	1,467,024
Shareholders’ equity	4,721,346	3,898,666
Long-term debt	2,617,892	3,067,045
Total capitalization	7,339,238	6,965,711
Current liabilities
Accounts payable and accrued liabilities	230,823	233,050
Other current liabilities	538,702	332,648
Short-term debt	129,602	447,745
Current maturities of long-term debt	450,000	—
Total current liabilities	1,349,127	1,013,443
Deferred income taxes	1,107,036	1,878,699
Regulatory excess deferred taxes (See Note 6)	737,798	—
Regulatory cost of removal obligation	484,746	485,420
Pension and postretirement liabilities	237,448	230,588
Deferred credits and other liabilities	100,929	175,735
	$11,356,322	$10,749,596
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2018	2017
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$1,199,291	$962,541
Pipeline and storage segment	120,955	111,972
Intersegment eliminations	(100,837)	(86,327)
Total operating revenues	1,219,409	988,186

Purchased gas cost
Distribution segment	727,053	513,096
Pipeline and storage segment	433	725
Intersegment eliminations	(100,526)	(86,327)
Total purchased gas cost	626,960	427,494
Operation and maintenance expense	161,073	132,239
Depreciation and amortization expense	89,381	77,667
Taxes, other than income	73,007	65,614
Operating income	268,988	285,172
Miscellaneous (expense) income	(253)	833
Interest charges	27,304	26,944
Income from continuing operations before income taxes	241,431	259,061
Income tax expense	62,439	97,049
Income from continuing operations	178,992	162,012
Gain on sale of discontinued operations, net of tax ($0 and $10,215)	—	2,716
Net income	$178,992	$164,728
Basic and diluted net income per share
Income per share from continuing operations	$1.60	$1.52
Income per share from discontinued operations	—	0.03
Net income per share - basic and diluted	$1.60	$1.55
Cash dividends per share	$0.485	$0.450
Basic and diluted weighted average shares outstanding	111,706	105,935
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended March 31
	2018	2017
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$2,060,083	$1,717,197
Pipeline and storage segment	247,418	221,924
Intersegment eliminations	(198,900)	(170,767)
Total operating revenues	2,108,601	1,768,354

Purchased gas cost
Distribution segment	1,190,811	908,442
Pipeline and storage segment	1,345	1,080
Intersegment eliminations	(198,279)	(170,723)
Total purchased gas cost	993,877	738,799
Operation and maintenance expense	290,640	257,177
Depreciation and amortization expense	177,755	154,625
Taxes, other than income	135,780	122,663
Operating income	510,549	495,090
Miscellaneous expense	(2,288)	(161)
Interest charges	58,813	57,974
Income from continuing operations before income taxes	449,448	436,955
Income tax (benefit) expense	(43,676)	160,905
Income from continuing operations	493,124	276,050
Income from discontinued operations, net of tax ($0 and $6,841)	—	10,994
Gain on sale of discontinued operations, net of tax ($0 and $10,215)	—	2,716
Net Income	$493,124	$289,760
Basic and diluted net income per share
Income per share from continuing operations	$4.47	$2.61
Income per share from discontinued operations	—	0.13
Net income per share - basic and diluted	$4.47	$2.74
Cash dividends per share	$0.97	$0.90
Basic and diluted weighted average shares outstanding	110,135	105,610
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31		Six Months Ended March 31
	2018	2017	2018	2017
	(Unaudited) (In thousands)
Net income	$178,992	$164,728	$493,124	$289,760
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(276), $879, $(338) and $403	(939)	1,530	(1,046)	702
Cash flow hedges:
Amortization and unrealized gain on interest rate agreements, net of tax of $6,575, $2,432, $6,026 and $54,861	22,244	4,230	21,289	95,444
Net unrealized gains on commodity cash flow hedges, net of tax of $0, $0, $0 and $3,183	—	—	—	4,982
Total other comprehensive income	21,305	5,760	20,243	101,128
Total comprehensive income	$200,297	$170,488	$513,367	$390,888

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31
	2018	2017
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$493,124	$289,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	177,755	154,810
Deferred income taxes	116,023	148,657
One-time income tax benefit	(165,675)	—
Gain on sale of discontinued operations	—	(12,931)
Discontinued cash flow hedging for natural gas marketing commodity contracts	—	(10,579)
Other	12,252	10,391
Net assets / liabilities from risk management activities	812	26,757
Net change in operating assets and liabilities	117,076	(54,862)
Net cash provided by operating activities	751,367	552,003
Cash Flows From Investing Activities
Capital expenditures	(693,978)	(559,385)
Acquisition	—	(85,714)
Proceeds from the sale of discontinued operations	3,000	133,560
Available-for-sale securities activities, net	(1,175)	(8,918)
Other, net	4,009	3,787
Net cash used in investing activities	(688,144)	(516,670)
Cash Flows From Financing Activities
Net decrease in short-term debt	(318,143)	(159,204)
Net proceeds from equity offering	395,092	49,400
Issuance of common stock through stock purchase and employee retirement plans	11,902	16,984
Proceeds from issuance of long-term debt	—	125,000
Interest rate agreements cash collateral	—	25,670
Cash dividends paid	(105,891)	(95,314)
Other	(1,518)	—
Net cash used in financing activities	(18,558)	(37,464)
Net increase (decrease) in cash and cash equivalents	44,665	(2,131)
Cash and cash equivalents at beginning of period	26,409	47,534
Cash and cash equivalents at end of period	$71,074	$45,403

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2018
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) is engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at March 31, 2018, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. Because of seasonal and other factors, the results of operations for the six-month period ended March 31, 2018 are not indicative of our results of operations for the full 2018 fiscal year, which ends September 30, 2018.
Except for the filed formula rate mechanisms as discussed in Note 9, no events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the condensed consolidated financial statements.

Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
During the second quarter of fiscal 2018, we completed our annual goodwill impairment assessment using a qualitative assessment, as permitted under U.S. GAAP. We test goodwill for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. Based on the assessment performed, we determined that our goodwill was not impaired.
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
As of March 31, 2018, we had substantially completed the evaluation of our sources of revenue and the impact that the new guidance will have on our financial position, results of operations, cash flows and business processes. Based on this evaluation, we currently do not believe the implementation of the new guidance will have a material effect on our financial position, results of operations, cash flows or business processes. We expect to apply the new guidance using the modified retrospective method on the date of adoption. We are currently still evaluating the impact on our financial statement presentation and related disclosures.
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
In January 2017, the FASB issued new guidance that simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Under the new guidance, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The new standard will be effective for our fiscal 2021 goodwill impairment test; however, early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted the new standard, effective for our goodwill impairment test performed in our second fiscal quarter of 2018. The new standard did not have a material impact on our results of operations, consolidated balance sheets or cash flows.
In March 2017, the FASB issued new guidance related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The new guidance requires entities to disaggregate the current service cost component of the net benefit cost from the other components and present it with other current compensation costs for related employees in the statement of income. The other components of net benefit cost will be presented outside of income from operations on the statement of income. In addition, only the service cost component of net benefit cost is eligible for capitalization (e.g., as part of inventory or property, plant, and equipment). The Federal Energy Regulatory Commission (“FERC”), which regulates interstate transmission pipelines and also establishes, through its Uniform System of Accounts, accounting practices of rate-regulated entities, has issued guidance that states it will permit an election to either continue to capitalize non-service benefit costs or to cease capitalizing such costs for regulatory purposes.  Accounting guidelines by the FERC are typically also upheld by state commissions.  As such, we plan to continue to capitalize all components of net periodic benefit cost for ratemaking purposes and will defer the non-service cost components as a regulatory asset for U.S. GAAP reporting purposes. The new guidance will be effective for us in the fiscal year beginning on October 1, 2018 and for interim periods within that year.  The standard requires retrospective application of the amendment related to the presentation of non-service cost components outside of income from operations in the statement of income and prospective application of the change in eligible costs for capitalization. We do not anticipate the new standard will have a material impact on our financial position, results of operations and cash flows.
In February 2018, the FASB issued new guidance as a result of the Tax Cuts and Jobs Act of 2017 (the "TCJA"), related to the treatment of certain tax effects from accumulated other comprehensive income. The new guidance allows entities to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the adoption of the TCJA. The new guidance will be effective for us in the fiscal year beginning on October 1, 2019 and for interim periods within that year. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We are currently evaluating the impact of this new guidance on our financial results and disclosures.
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
Significant regulatory assets and liabilities as of March 31, 2018 and September 30, 2017 included the following:

	March 31, 2018	September 30, 2017
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs(1)	$20,918	$26,826
Infrastructure mechanisms(2)	65,286	46,437
Deferred gas costs	—	65,714
Recoverable loss on reacquired debt	9,954	11,208
Deferred pipeline record collection costs	14,646	11,692
APT annual adjustment mechanism	—	2,160
Rate case costs	3,016	2,629
Other	8,064	10,132
	$121,884	$176,798
Regulatory liabilities:
Regulatory excess deferred taxes(3)	$737,798	$—
Regulatory cost of service reserve(4)	29,042	—
Regulatory cost of removal obligation	526,483	521,330
Deferred gas costs	167,036	15,559
Asset retirement obligation	12,827	12,827
APT annual adjustment mechanism	5,081	—
Other	14,740	5,941
	$1,493,007	$555,657

(1)	Includes $7.8 million and $9.4 million of pension and postretirement expense deferred pursuant to regulatory authorization.

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

(4)
Effective January 1, 2018, regulators in each of our service areas required us to establish a regulatory liability for the difference in recoverable federal taxes included in revenues based on the former 35% federal statutory rate and the new 21% federal statutory rate for service provided on or after January 1, 2018. This liability will be returned to utility customers in accordance with regulatory requirements. See Note 6 for further information.

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
Income statements and capital expenditures for the three and six months ended March 31, 2018 and 2017 by segment are presented in the following tables:

	Three Months Ended March 31, 2018
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,198,309	$21,100	$—	$1,219,409
Intersegment revenues	982	99,855	(100,837)	—
Total operating revenues	1,199,291	120,955	(100,837)	1,219,409
Purchased gas cost	727,053	433	(100,526)	626,960
Operation and maintenance expense	131,991	29,393	(311)	161,073
Depreciation and amortization expense	65,649	23,732	—	89,381
Taxes, other than income	64,692	8,315	—	73,007
Operating income	209,906	59,082	—	268,988
Miscellaneous income (expense)	393	(646)	—	(253)
Interest charges	16,898	10,406	—	27,304
Income before income taxes	193,401	48,030	—	241,431
Income tax expense	48,158	14,281	—	62,439
Net income	$145,243	$33,749	$—	$178,992
Capital expenditures	$224,235	$86,505	$—	$310,740

	Three Months Ended March 31, 2017
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$962,217	$25,969	$—	$—	$988,186
Intersegment revenues	324	86,003	—	(86,327)	—
Total operating revenues	962,541	111,972	—	(86,327)	988,186
Purchased gas cost	513,096	725	—	(86,327)	427,494
Operation and maintenance expense	103,703	28,536	—	—	132,239
Depreciation and amortization expense	61,302	16,365	—	—	77,667
Taxes, other than income	57,636	7,978	—	—	65,614
Operating income	226,804	58,368	—	—	285,172
Miscellaneous income (expense)	1,029	(196)	—	—	833
Interest charges	16,925	10,019	—	—	26,944
Income from continuing operations before income taxes	210,908	48,153	—	—	259,061
Income tax expense	79,763	17,286	—	—	97,049
Income from continuing operations	131,145	30,867	—	—	162,012
Gain on sale of discontinued operations, net of tax	—	—	2,716	—	2,716
Net income	$131,145	$30,867	$2,716	$—	$164,728
Capital expenditures	$208,185	$53,238	$—	$—	$261,423

	Six Months Ended March 31, 2018
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,058,762	$49,839	$—	$2,108,601
Intersegment revenues	1,321	197,579	(198,900)	—
Total operating revenues	2,060,083	247,418	(198,900)	2,108,601
Purchased gas cost	1,190,811	1,345	(198,279)	993,877
Operation and maintenance expense	235,728	55,533	(621)	290,640
Depreciation and amortization expense	131,083	46,672	—	177,755
Taxes, other than income	119,799	15,981	—	135,780
Operating income	382,662	127,887	—	510,549
Miscellaneous expense	(1,007)	(1,281)	—	(2,288)
Interest charges	38,266	20,547	—	58,813
Income before income taxes	343,389	106,059	—	449,448
Income tax (benefit) expense	(50,953)	7,277	—	(43,676)
Net income	$394,342	$98,782	$—	$493,124
Capital expenditures	$465,484	$228,494	$—	$693,978

	Six Months Ended March 31, 2017
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,716,483	$51,871	$—	$—	$1,768,354
Intersegment revenues	714	170,053	—	(170,767)	—
Total operating revenues	1,717,197	221,924	—	(170,767)	1,768,354
Purchased gas cost	908,442	1,080	—	(170,723)	738,799
Operation and maintenance expense	196,417	60,804	—	(44)	257,177
Depreciation and amortization expense	122,459	32,166	—	—	154,625
Taxes, other than income	108,182	14,481	—	—	122,663
Operating income	381,697	113,393	—	—	495,090
Miscellaneous income (expense)	396	(557)	—	—	(161)
Interest charges	38,043	19,931	—	—	57,974
Income from continuing operations before income taxes	344,050	92,905	—	—	436,955
Income tax expense	127,541	33,364	—	—	160,905
Income from continuing operations	216,509	59,541	—	—	276,050
Income from discontinued operations, net of tax	—	—	10,994	—	10,994
Gain on sale of discontinued operations, net of tax	—	—	2,716	—	2,716
Net income	$216,509	$59,541	$13,710	$—	$289,760
Capital expenditures	$430,669	$128,716	$—	$—	$559,385

Balance sheet information at March 31, 2018 and September 30, 2017 by segment is presented in the following tables:

	March 31, 2018
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$7,202,673	$2,558,656	$—	$9,761,329
Total assets	$10,723,398	$2,779,330	$(2,146,406)	$11,356,322

	September 30, 2017
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$6,849,517	$2,409,665	$—	$9,259,182
Total assets	$10,050,164	$2,621,601	$(1,922,169)	$10,749,596

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic and diluted earnings per share for the three and six months ended March 31, 2018 and 2017 are calculated as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Basic and Diluted Earnings Per Share from continuing operations
Income from continuing operations	$178,992	$162,012	$493,124	$276,050
Less: Income from continuing operations allocated to participating securities	161	193	459	348
Income from continuing operations available to common shareholders	$178,831	$161,819	$492,665	$275,702
Basic and diluted weighted average shares outstanding	111,706	105,935	110,135	105,610
Income from continuing operations per share — Basic and Diluted	$1.60	$1.52	$4.47	$2.61

Basic and Diluted Earnings Per Share from discontinued operations
Income from discontinued operations	$—	$2,716	$—	$13,710
Less: Income from discontinued operations allocated to participating securities	—	2	—	15
Income from discontinued operations available to common shareholders	$—	$2,714	$—	$13,695
Basic and diluted weighted average shares outstanding	111,706	105,935	110,135	105,610
Income from discontinued operations per share — Basic and Diluted	$—	$0.03	$—	$0.13
Net income per share — Basic and Diluted	$1.60	$1.55	$4.47	$2.74

5.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 5 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. There were no material changes in the terms of our debt instruments during the six months ended March 31, 2018.
Long-term debt at March 31, 2018 and September 30, 2017 consisted of the following:

	March 31, 2018	September 30, 2017
	(In thousands)
Unsecured 8.50% Senior Notes, due March 2019	$450,000	$450,000
Unsecured 3.00% Senior Notes, due 2027	500,000	500,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	750,000	750,000
Medium-term note Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Floating-rate term loan, due September 2019(1)	125,000	125,000
Total long-term debt	3,085,000	3,085,000
Less:
Original issue premium / discount on unsecured senior notes and debentures	(4,412)	(4,384)
Debt issuance cost	21,520	22,339
Current maturities	450,000	—
	$2,617,892	$3,067,045

(1)	Up to $200 million can be drawn under this term loan.

We utilize short-term debt to provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves the Company’s desired capital structure with an equity-to-total-capitalization ratio between 50% and 60%, inclusive of long-term and short-term debt. Our short-term borrowing requirements are affected primarily by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply our customers’ needs could significantly affect our borrowing requirements. Our short-term borrowings typically reach their highest levels in the winter months.
Currently, our short-term borrowing requirements are satisfied through a combination of a $1.5 billion commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $1.5 billion of total working capital funding. The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility. On March 26, 2018, we executed one of our two one-year extension options which extended the maturity date from September 25, 2021 to September 25, 2022. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from zero percent to 1.25 percent, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At March 31, 2018 and September 30, 2017, a total of $129.6 million and $447.7 million was outstanding under our commercial paper program.
Additionally, we have a $25 million 364-day unsecured facility, which was renewed effective April 1, 2018 and expires March 31, 2019, and a $10 million 364-day unsecured revolving credit facility, which is used primarily to issue letters of credit. At March 31, 2018, there were no borrowings outstanding under either of these facilities; however, outstanding letters of credit reduced the total amount available to us under our $10 million facility to $4.4 million.
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At March 31, 2018, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 41 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. We were in compliance with all of our debt covenants as of March 31, 2018. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.
6.    Impact of the Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "TCJA") was signed into law. The TCJA introduced several significant changes to corporate income tax laws in the United States. The most significant change that affects Atmos Energy is the reduction of the federal statutory income tax rate from 35% to 21%. As a rate-regulated entity, the accelerated capital expensing and the limitation on interest deductibility provisions included in the TCJA are not applicable to us.
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
The decrease in the federal statutory income tax rate reduced our net deferred tax liability by $903.5 million. Of this amount, $737.8 million relates to regulated operations and has been recorded as a regulatory liability, which will be returned to utility customers. The period and timing of these revenue adjustments are subject to Internal Revenue Code provisions and regulatory actions in each of the eight states in which we operate. The remaining $165.7 million has been reflected as a one-time income tax benefit in our condensed consolidated statement of income for the six months ended March 31, 2018, because these taxes were not considered in our cost of service ratemaking. During the three months ended March 31, 2018, we refined the calculations performed to remeasure the Company's net deferred tax liabilities, which resulted in the recognition of a $3.8 million income tax benefit.
At March 31, 2018, we had $274.7 million of remeasured federal net operating loss carryforwards. The federal net operating loss carryforwards are available to offset future taxable income and will begin to expire in 2029. The Company also has $10.1 million of federal alternative minimum tax credit carryforwards that do not expire and are expected to be fully refunded to us between 2019 and 2022 as a result of changes introduced by the TCJA. These credit carryforwards are now reflected as taxes receivable within the deferred charges and other assets line item on our condensed consolidated balance sheet. In addition, the Company has $5.2 million in remeasured charitable contribution carryforwards to offset future taxable income. The Company’s charitable contribution carryforwards expire between 2018 and 2023.
The Company also has $21.5 million of state net operating loss carryforwards and $1.5 million of state tax credit carryforwards (net of $5.7 million and $0.4 million of remeasured federal effects). Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards will begin to expire between 2018 and 2032.
Due to the changes introduced by the TCJA, we now believe it is more likely than not that the benefit from certain charitable contribution carryforwards for which a valuation allowance was previously established will be realized. As a result, we reduced our valuation allowance by $4.2 million during the first quarter. This amount is included in the $165.7 million one-time income tax benefit.
The SEC issued guidance in Staff Accounting Bulletin 118 (SAB 118), which allows us to record provisional amounts during a one-year measurement period, similar to the measurement period in accounting for business combinations. The Company has determined a reasonable estimate for the measurement and accounting for certain effects of the TCJA, including the remeasurement of our net deferred tax liabilities and the establishment of a regulatory liability, which have been reflected as provisional amounts in the March 31, 2018 condensed consolidated financial statements and are described in further detail above. The amounts represent our best estimates based upon records, information and current guidance. We are still analyzing certain aspects of the TCJA, refining our calculations and expecting additional guidance relating to the TCJA from the U.S.

Department of the Treasury and the Internal Revenue Service.  Any additional guidance issued or future actions of our regulators could potentially affect the final determination of the accounting effects arising from the implementation of the TCJA.
We are actively working with our regulators in each jurisdiction to address the impact of the TCJA on our cost of service based rates. Accounting orders have been issued for all our service areas that required us to establish, effective January 1, 2018, a separate regulatory liability for the difference in taxes included in our rates that have been calculated based on a 35% statutory income tax rate and the new 21% statutory income tax rate. The establishment of this regulatory liability relating to our cost of service rates resulted in a reduction to our revenues beginning in the second quarter of fiscal 2018. The period and timing of the return of these liabilities to utility customers will be determined by regulators in each of our jurisdictions.
During the fiscal 2018 second quarter, we received approval from regulators to update our cost of service rates to reflect the decrease in the statutory income tax rate in our Colorado, Kansas, Kentucky and Texas service areas. The return to customers of regulatory liabilities recorded for differences in our cost of service rates due to the change in the federal statutory income tax rate and the excess deferred taxes created upon implementation of the TCJA will be addressed in future regulatory proceedings. We are still working with regulators in Louisiana, Mississippi, Tennessee and Virginia to reflect the effects of the TCJA in our cost of service in rates.

7.    Shareholders' Equity

Shelf Registration, At-the-Market Equity Sales Program and Equity Issuance
On March 28, 2016, we filed a registration statement with the Securities and Exchange Commission (SEC) that originally permitted us to issue, from time to time, up to $2.5 billion in common stock and/or debt securities, which expires March 28, 2019. At March 31, 2018, approximately $1.2 billion of securities remained available for issuance under the shelf registration statement.
On November 14, 2017, we filed a prospectus supplement under the registration statement relating to an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $500 million, which expires March 28, 2019. During the six months ended March 31, 2018, no shares of common stock were sold under the ATM program.
On November 30, 2017, we filed a prospectus supplement under the registration statement relating to an underwriting agreement to sell 4,558,404 shares of our common stock. We received aggregate gross proceeds of $400 million and received net proceeds, after expenses, of $395.1 million from the offering.

Accumulated Other Comprehensive Income (Loss)
We record deferred gains (losses) in AOCI related to available-for-sale securities, interest rate cash flow hedges and prior to the sale of Atmos Energy Marketing, LLC (AEM) on January 3, 2017, commodity contract cash flow hedges. Deferred gains (losses) for our available-for-sale securities and commodity contract cash flow hedges are recognized in earnings upon settlement, while deferred gains (losses) related to our interest rate agreement cash flow hedges are recognized in earnings as they are amortized. The following tables provide the components of our accumulated other comprehensive income (loss) balances, net of the related tax effects allocated to each component of other comprehensive income (loss):

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2017	$7,048	$(112,302)	$(105,254)
Other comprehensive income (loss) before reclassifications	(167)	20,454	20,287
Amounts reclassified from accumulated other comprehensive income	(879)	835	(44)
Net current-period other comprehensive income (loss)	(1,046)	21,289	20,243
March 31, 2018	$6,002	$(91,013)	$(85,011)

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Commodity Contracts Cash Flow Hedges	Total
	(In thousands)
September 30, 2016	$4,484	$(187,524)	$(4,982)	$(188,022)
Other comprehensive income before reclassifications	634	95,271	9,847	105,752
Amounts reclassified from accumulated other comprehensive income	68	173	(4,865)	(4,624)
Net current-period other comprehensive income	702	95,444	4,982	101,128
March 31, 2017	$5,186	$(92,080)	$—	$(86,894)

The following tables detail reclassifications out of AOCI for the three and six months ended March 31, 2018 and 2017. Amounts in parentheses below indicate decreases to net income in the statement of income:

Three Months Ended March 31, 2018
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
(In thousands)
Available-for-sale securities	$1,139	Operation and maintenance expense
	1,139	Total before tax
	(260)	Tax expense
	$879	Net of tax
Cash flow hedges
Interest rate agreements	$(593)	Interest charges
	(593)	Total before tax
	135	Tax benefit
	$(458)	Net of tax
Total reclassifications	$421	Net of tax

Three Months Ended March 31, 2017
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
(In thousands)
Available-for-sale securities	$(107)	Operation and maintenance expense
	(107)	Total before tax
	39	Tax benefit
	$(68)	Net of tax
Cash flow hedges
Interest rate agreements	$(136)	Interest charges
	(136)	Total before tax
	50	Tax benefit
	$(86)	Net of tax
Total reclassifications	$(154)	Net of tax

Six Months Ended March 31, 2018
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
(In thousands)
Available-for-sale securities	$1,139	Operation and maintenance expense
	1,139	Total before tax
	(260)	Tax expense
	$879	Net of tax
Cash flow hedges
Interest rate agreements	$(1,187)	Interest charges
	(1,187)	Total before tax
	352	Tax benefit
	$(835)	Net of tax
Total reclassifications	$44	Net of tax

	Six Months Ended March 31, 2017
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$(107)	Operation and maintenance expense
	(107)	Total before tax
	39	Tax benefit
	$(68)	Net of tax
Cash flow hedges
Interest rate agreements	$(273)	Interest charges
Commodity contracts	7,967	Purchased gas cost(1)
	7,694	Total before tax
	(3,002)	Tax expense
	$4,692	Net of tax
Total reclassifications	$4,624	Net of tax

(1)	Amount is presented as part of income from discontinued operations in the condensed consolidated statement of income.
8.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and six months ended March 31, 2018 and 2017 are presented in the following tables. Most of these costs are recoverable through our tariff rates; however, a portion of these costs is capitalized into our rate base. The remaining costs are recorded as a component of operation and maintenance expense. In the second quarter of fiscal 2018, due to the retirement of certain executives, we recognized a settlement loss of $2.4 million associated with our Supplemental Executive Retirement Plan and revalued the net periodic pension cost for the remainder of fiscal 2018. The revaluation of the net periodic pension cost for our Supplemental Executive Retirement Plan resulted in an increase in the discount rate, effective March 1, 2018, to 4.12%, which will increase our net periodic pension cost by approximately $0.1 million for the remainder of the fiscal year.

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2018	2017	2018	2017
	(In thousands)
Components of net periodic pension cost:
Service cost	$4,575	$5,217	$3,019	$3,109
Interest cost	6,433	6,297	2,727	2,670
Expected return on assets	(6,916)	(6,994)	(2,001)	(1,797)
Amortization of prior service cost (credit)	(58)	(58)	3	(411)
Amortization of actuarial (gain) loss	3,085	4,249	(1,619)	(707)
Settlements	2,415	—	—	—
Net periodic pension cost	$9,534	$8,711	$2,129	$2,864

	Six Months Ended March 31
	Pension Benefits		Other Benefits
	2018	2017	2018	2017
	(In thousands)
Components of net periodic pension cost:
Service cost	$9,135	$10,433	$6,039	$6,218
Interest cost	12,863	12,594	5,454	5,340
Expected return on assets	(13,833)	(13,988)	(4,003)	(3,593)
Amortization of prior service cost (credit)	(116)	(116)	6	(822)
Amortization of actuarial (gain) loss	6,174	8,498	(3,237)	(1,414)
Settlements	2,415	—	—	—
Net periodic pension cost	$16,638	$17,421	$4,259	$5,729

The assumptions used to develop our net periodic pension cost for the three and six months ended March 31, 2018 and 2017 are as follows:

	Supplemental Executive Retirement Plan		Pension Benefits		Other Benefits
	2018	2017	2018	2017	2018	2017
Discount rate	4.12%	3.73%	3.89%	3.73%	3.89%	3.73%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	N/A	N/A
Expected return on plan assets	N/A	N/A	6.75%	7.00%	4.29%	4.45%
The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plan as of January 1, 2017. Based on that determination, we are not required to make a minimum contribution to our defined benefit plan during fiscal 2018; however, we may consider whether a voluntary contribution is prudent to maintain certain funding levels.
We contributed $7.5 million to our other post-retirement benefit plans during the six months ended March 31, 2018. We expect to contribute a total of between $10 million and $20 million to these plans during fiscal 2018.
9.    Commitments and Contingencies
Litigation and Environmental Matters
In the normal course of business, we are subject to various legal and regulatory proceedings. For such matters, we record liabilities when they are considered probable and estimable, based on currently available facts, our historical experience, and our estimates of the ultimate outcome or resolution of the liability in the future. While the outcome of these proceedings is uncertain and a loss in excess of the amount we have accrued is possible though not reasonably estimable, it is the opinion of management that any amounts exceeding the accruals will not have a material adverse impact on our financial position, results of operations, or cash flows.

We maintain liability insurance for various risks associated with the operation of our natural gas pipelines and facilities, including for property damage and bodily injury. These liability insurance policies generally require us to be responsible for the first $1.0 million (self-insured retention) of each incident.
The National Transportation Safety Board (NTSB) is investigating an incident that occurred at a Dallas, Texas residence on February 23, 2018 that resulted in one fatality and injuries to four other residents. Together with the Railroad Commission of Texas and the Pipeline and Hazardous Materials Safety Administration, Atmos Energy is a party to the investigation and in that capacity is working closely with the NTSB to help determine the cause of this incident.
On March 29, 2018, a civil action was filed in Dallas, Texas against Atmos Energy in response to the February 23rd incident. The plaintiffs seek over $1.0 million in damages for, among with others, wrongful death and personal injury.
We are a party to various other litigation and environmental-related matters or claims that have arisen in the ordinary course of our business. While the results of such litigation and response actions to such environmental-related matters or claims cannot be predicted with certainty, we continue to believe the final outcome of such litigation and matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices indexed to natural gas hubs. At March 31, 2018, we were committed to purchase 55.0 Bcf within one year and 64.7 Bcf within two to three years under indexed contracts.
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
As of March 31, 2018, formula rate mechanisms were pending regulatory approval in our Louisiana and Tennessee service areas, infrastructure mechanisms were pending regulatory approval in our Mid-Tex, Mississippi and West Texas service areas as well as the Atmos Pipeline–Texas Division and rate cases were pending regulatory approval in our Colorado and Kentucky service areas. These regulatory proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. On April 3, 2018, we filed formula rate mechanisms in our Mid-Tex and West Texas service areas, seeking increases in operating income. Additionally, as discussed in further detail in Note 6, all jurisdictions are addressing impacts of the TCJA.
10.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 13 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. During the six months ended March 31, 2018, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.

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

We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2017-2018 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 26 percent, or 15.0 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.

Interest Rate Risk Management Activities
We periodically manage interest rate risk by entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.
As of March 31, 2018, we had forward starting interest rate swaps to effectively fix the Treasury yield component associated with the anticipated issuance of $450 million unsecured senior notes in fiscal 2019 at 3.78%, which we designated as a cash flow hedge at the time the swaps were executed. As of March 31, 2018, we had $49.1 million of net realized losses in accumulated other comprehensive income (AOCI) associated with the settlement of financial instruments used to fix the Treasury yield component of the interest cost of financing various issuances of long-term debt and senior notes, which will be recognized as a component of interest expense over the life of the associated notes from the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2045.

Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and income statements.
As of March 31, 2018, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of March 31, 2018, we had 6,251 MMcf of net short commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of March 31, 2018 and September 30, 2017. The gross amounts of recognized assets and liabilities are netted within our unaudited Condensed Consolidated Balance Sheets to the extent that we have netting arrangements with our counterparties.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
March 31, 2018
Designated As Hedges:
Interest rate contracts	Other current assets / Other current liabilities	$—	$(85,948)
Total		—	(85,948)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	602	(996)
Total		602	(996)
Gross Financial Instruments		602	(86,944)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		—	—
Net Financial Instruments		602	(86,944)
Cash collateral		—	—
Net Assets/Liabilities from Risk Management Activities		$602	$(86,944)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2017
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$—	$(112,076)
Total		—	(112,076)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	2,436	(322)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	803	—
Total		3,239	(322)
Gross Financial Instruments		3,239	(112,398)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		—	—
Net Financial Instruments		3,239	(112,398)
Cash collateral		—	—
Net Assets/Liabilities from Risk Management Activities		$3,239	$(112,398)

Impact of Financial Instruments on the Income Statement
Cash Flow Hedges
As discussed above, our distribution segment has interest rate swap agreements, which we designated as a cash flow hedge at the time the swaps were executed. The net loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of income for the three months ended March 31, 2018 and 2017 was $0.6 million and $0.1 million and for the six months ended March 31, 2018 and 2017 was $1.2 million and $0.3 million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and six months ended March 31, 2018 and 2017. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the income statement as incurred.

	Three Months Ended March 31		Six Months Ended March 31
	2018	2017 (1)	2018	2017 (1)
	(In thousands)
Increase in fair value:
Interest rate agreements	$21,786	$4,144	$20,454	$95,271
Forward commodity contracts(2)	—	—	—	9,847
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	458	86	835	173
Forward commodity contracts(2)	—	—	—	(4,865)
Total other comprehensive income from hedging, net of tax	$22,244	$4,230	$21,289	$100,426

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent based on the effective rates in each taxing jurisdiction for the three and six-month period ended March 31, 2017.

(2)	Due to the sale of AEM, these amounts are included in income from discontinued operations.

Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. The following amounts, net of deferred taxes, represent the expected recognition in earnings, as of March 31, 2018, of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments at the date of settlement. However, the table below does not include the expected recognition in earnings of our outstanding interest rate agreements as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$(1,833)
Thereafter	(47,281)
Total	$(49,114)

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
11.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. During the six months ended March 31, 2018, there were no changes in these methods.
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018 and September 30, 2017. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	March 31, 2018
	(In thousands)
Assets:
Financial instruments	$—	$602	$—	$—	$602
Available-for-sale securities
Registered investment companies	39,783	—	—	—	39,783
Bond mutual funds	16,308	—	—	—	16,308
Bonds	—	31,137	—	—	31,137
Money market funds	—	6,437	—	—	6,437
Total available-for-sale securities	56,091	37,574	—	—	93,665
Total assets	$56,091	$38,176	$—	$—	$94,267
Liabilities:
Financial instruments	$—	$86,944	$—	$—	$86,944

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2017
	(In thousands)
Assets:
Financial instruments	$—	$3,239	$—	$—	$3,239
Available-for-sale securities
Registered investment companies	41,097	—	—	—	41,097
Bond mutual funds	16,371	—	—	—	16,371
Bonds	—	29,104	—	—	29,104
Money market funds	—	1,837	—	—	1,837
Total available-for-sale securities	57,468	30,941	—	—	88,409
Total assets	$57,468	$34,180	$—	$—	$91,648
Liabilities:
Financial instruments	$—	$112,398	$—	$—	$112,398

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

Available-for-sale securities are comprised of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
As of March 31, 2018
Domestic equity mutual funds	$25,515	$8,194	$(95)	$33,614
Foreign equity mutual funds	4,138	2,031	—	6,169
Bond mutual funds	16,548	—	(240)	16,308
Bonds	31,295	4	(162)	31,137
Money market funds	6,437	—	—	6,437
	$83,933	$10,229	$(497)	$93,665
As of September 30, 2017
Domestic equity mutual funds	$25,361	$8,920	$—	$34,281
Foreign equity mutual funds	4,581	2,235	—	6,816
Bond mutual funds	16,391	2	(22)	16,371
Bonds	29,074	46	(16)	29,104
Money market funds	1,837	—	—	1,837
	$77,244	$11,203	$(38)	$88,409
At March 31, 2018 and September 30, 2017, our available-for-sale securities included $46.2 million and $42.9 million related to assets held in separate rabbi trusts for our supplemental executive benefit plans. At March 31, 2018, we maintained investments in bonds that have contractual maturity dates ranging from April 2018 through January 2021.
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
Other Fair Value Measures
Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our debt as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
	(In thousands)
Carrying Amount	$3,085,000	$3,085,000
Fair Value	$3,291,629	$3,382,272

12.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 16 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. During the six months ended March 31, 2018, there were no material changes in our concentration of credit risk.
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
The operating results of our natural gas marketing reportable segment have been reported on the condensed consolidated statement of income as income from discontinued operations, net of income tax, for the six months ended March 31, 2017.  Accordingly, expenses related to allocable general corporate overhead and interest expense are not included in these results.
The tables below set forth selected financial information related to discontinued operations. Operating expenses include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income. At March 31, 2018 and September 30, 2017 we did not have any assets or liabilities held for sale. As AEM was sold effective January 1, 2017, no operating results are reported on the condensed consolidated statement of income as discontinued operations for the three months ended March 31, 2017. During the three months ended March 31, 2017, we recorded a gain on sale from discontinued operations for $2.7 million, net of tax of $10.2 million.
The following table presents statement of income data related to discontinued operations:

Six Months Ended March 31, 2017
(In thousands)
Operating revenues	$303,474
Purchased gas cost	277,554
Operating expenses	7,874
Operating income	18,046
Other nonoperating expense	(211)
Income from discontinued operations before income taxes	17,835
Income tax expense	6,841
Income from discontinued operations	10,994
Gain on sale from discontinued operations, net of tax ($10,215)	2,716
Net income from discontinued operations	$13,710
The following table presents statement of cash flow data related to discontinued operations:

Six Months Ended March 31, 2017
(In thousands)
Depreciation and amortization expense	$185
Capital expenditures	$—
Non-cash loss in commodity contract cash flow hedges	$(8,165)

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
Due to the sale of AEM, we determined that the cash flows associated with our natural gas marketing commodity cash flow hedges were no longer probable of occurring; therefore, we discontinued hedge accounting as of December 31, 2016. As a result, we reclassified the gain in accumulated other comprehensive income associated with the commodity contracts into earnings as a reduction of purchased gas cost and recognized a pre-tax gain of $10.6 million, which is included in income from discontinued operations on the condensed consolidated statement of income for the six months ended March 31, 2017.
The Company's other risk management activities are discussed in Note 10.
Impact of Financial Instruments on the Income Statement

Hedge ineffectiveness for our natural gas marketing segment was recorded as a component of purchased gas cost, which is included in discontinued operations on the condensed consolidated statements of income, and primarily results from differences in the location and timing of the derivative instrument and the hedged item. For the six months ended March 31, 2017, we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $3.4 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.
 Fair Value Hedges
The impact of our natural gas marketing segment commodity contracts designated as fair value hedges and the related hedged item on the results of discontinued operations on our condensed consolidated income statement for the six months ended March 31, 2017 is presented below.

Six Months Ended March 31, 2017
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
Cash Flow Hedges
The impact of our natural gas marketing segment cash flow hedges on our condensed consolidated income statements for the six months ended March 31, 2017 is presented below:

Six Months Ended March 31, 2017
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
Financial Instruments Not Designated as Hedges
The impact of the natural gas marketing segment's financial instruments that had not been designated as hedges on our condensed consolidated income statements for the six months ended March 31, 2017 was a decrease in purchased gas cost of $6.8 million, which is included in discontinued operations on the condensed consolidated statements of income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Atmos Energy Corporation
We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation as of March 31, 2018 and the related condensed consolidated statements of income and comprehensive income for the three and six month periods ended March 31, 2018 and 2017 and the condensed consolidated statements of cash flows for the six month periods ended March 31, 2018 and 2017. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Atmos Energy Corporation as of September 30, 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated November 13, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.
/s/    ERNST & YOUNG LLP
Dallas, Texas
May 2, 2018

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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at March 31, 2018 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the six months ended March 31, 2018.

Non-GAAP Financial Measures
Our operations are affected by the cost of natural gas, which is passed through to our customers without markup and includes commodity price, transportation, storage, injection and withdrawal fees and settlements of financial instruments used to mitigate commodity price risk. These costs are reflected in the income statement as purchased gas cost. Therefore, increases in the cost of gas are offset by a corresponding increase in revenues. Accordingly, we believe contribution margin, a non-GAAP financial measure, defined as operating revenues less purchased gas cost, is a more useful and relevant measure to analyze our financial performance than operating revenues. As such, the following discussion and analysis of our financial performance will reference contribution margin rather than operating revenues and purchased gas cost individually. Further, the term contribution margin is not intended to represent operating income, the most comparable GAAP financial measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies.
As described further in Note 6, the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA") required us to remeasure our deferred tax assets and liabilities at our new federal statutory income tax rate as of December 22, 2017. The remeasurement of our net deferred tax liabilities resulted in the recognition of a one-time, non-cash income tax benefit of $165.7 million for the six months ended March 31, 2018. During the three months ended March 31, 2018, we recognized a $3.8 million benefit after we refined the initial measurement calculations performed during the first quarter. Due to the non-recurring nature of this benefit, we believe that income from continuing operations and diluted earnings per share from continuing operations before the one-time, non-cash income tax benefit provide a more relevant measure to analyze our financial performance than income from continuing operations and consolidated diluted earnings per share from continuing operations. Accordingly, the following discussion and analysis of our financial performance will reference adjusted income from continuing operations and diluted earnings per share, which is calculated as follows:

	Three Months Ended March 31
	2018	2017	Change
	(In thousands, except per share data)
Income from continuing operations	$178,992	$162,012	$16,980
TCJA non-cash income tax benefit	3,791	—	3,791
Adjusted income from continuing operations	$175,201	$162,012	$13,189

Consolidated diluted EPS from continuing operations	$1.60	$1.52	$0.08
Diluted EPS from TCJA non-cash income tax benefit	0.03	—	0.03
Adjusted diluted EPS from continuing operations	$1.57	$1.52	$0.05

	Six Months Ended March 31
	2018	2017	Change
	(In thousands, except per share data)
Income from continuing operations	$493,124	$276,050	$217,074
TCJA non-cash income tax benefit	165,675	—	165,675
Adjusted income from continuing operations	$327,449	$276,050	$51,399

Consolidated diluted EPS from continuing operations	$4.47	$2.61	$1.86
Diluted EPS from TCJA non-cash income tax benefit	1.50	—	1.50
Adjusted diluted EPS from continuing operations	$2.97	$2.61	$0.36
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
During the six months ended March 31, 2018, we recorded income from continuing operations of $493.1 million, or $4.47 per diluted share, compared to income from continuing operations of $276.1 million, or $2.61 per diluted share for the six months ended March 31, 2017.
After adjusting for the nonrecurring benefit recognized after implementing the TCJA, we recorded adjusted income from continuing operations of $327.4 million, or $2.97 per diluted share for the six months ended March 31, 2018, compared to adjusted income from continuing operations of $276.1 million, or $2.61 per diluted share for the six months ended March 31, 2017. The period-over-period increase of $51.3 million, or 19 percent, largely reflects positive rate outcomes, weather that was 33 percent colder than the prior year, customer growth in our distribution business and the impact of the TCJA on our effective income tax rate, partially offset by reduced revenues as a result of implementing the TCJA. During the six months ended March 31, 2018, we completed ten regulatory proceedings, resulting in an increase in annual operating income of $47.4 million and had ten ratemaking efforts in progress at March 31, 2018 seeking a total increase in annual operating income of $65.3 million. On April 3, 2018, we filed formula rate mechanisms in our Mid-Tex and West Texas service areas, seeking increases in operating income of $28.0 million and $4.0 million.
Capital expenditures for the first six months of fiscal 2018 were $694.0 million. Over 80 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less. We expect our capital expenditures to approximate $1.4 billion for fiscal 2018. We funded our capital expenditures program primarily through operating cash flows of $751.4 million. Additionally, we issued $400 million of common stock during the six months ended March 31, 2018. The net proceeds from the issuance were primarily used to repay short-term debt under our commercial paper program, to fund capital spending and for general corporate purposes.
As a result of our sustained financial performance, improved cash flows and capital structure, our Board of Directors increased the quarterly dividend by 7.8 percent for fiscal 2018.
TCJA Impact
The TCJA introduced several significant changes to corporate income tax laws in the United States, which have been reflected in our condensed consolidated financial statements for the period ended March 31, 2018. As a rate regulated entity, the effects of lower tax rates included in our cost of service rates will ultimately flow through to our utility customers in the form of adjusted rates. Therefore, the favorable impact of the reduction in our federal statutory income tax rate on our financial performance will be limited to items that impact our income before income taxes in the current period that have not yet been reflected in our rates (most notably increases to and decreases in commission-approved regulatory assets and liabilities recorded on our condensed consolidated balance sheet) and market-based revenues that are earned from customers who utilize our assets. Note 6 to the condensed consolidated financial statements details the various impacts of the TCJA on our financial position and results from operations. The most significant changes are summarized as follows:

•
Because our fiscal year started on October 1, 2017, our federal statutory income tax rate for fiscal 2018 was reduced from 35% to 24.5%. We anticipate our effective income tax rate for fiscal 2018 will range from 26% to 28%, before the effect of the return of the excess deferred tax liability and the one-time, non-cash income tax benefit. Our federal statutory income tax rate will decline to 21% on October 1, 2018.

•
As a result of implementing the TCJA, we remeasured our net deferred tax liability using our new federal statutory income tax rate, which reduced our net deferred tax liability by $903.5 million. Of this amount, $737.8 million was reclassified to a regulatory liability, which will be returned to utility customers. The remaining $165.7 million was recognized as a one-time, non-cash income tax benefit in our condensed consolidated statement of income for the six months ended March 31, 2018. Of this amount, $3.8 million was recorded during the second quarter as we refined the remeasurement calculations performed during the first quarter.

•
Atmos Energy supports our regulators' efforts to ensure our utility customers receive the full benefits of changes in our cost of service rates arising from tax reform. Income taxes, like other costs, are passed through to our customers in our rates; however, changes to customer rates must be approved by our regulators. Beginning in the second quarter of fiscal 2018, we established regulatory liabilities in all our jurisdictions for the difference in taxes included in our cost of service rates that have been calculated based on a 35% statutory income tax rate and a 21% statutory income tax rate. The establishment of these regulatory liabilities for our cost of service rates reduced our revenues. The period and timing of the return of these liabilities to utility customers will be determined by regulators in each of our jurisdictions. During the second quarter of fiscal 2018, some of our jurisdictions have approved changes to customer rates as discussed in Note 6, which have been reflected in customer bills as of the effective dates stipulated in the regulatory or statutory proceeding. Return to customers of the regulatory liabilities related to the TCJA in these jurisdictions will be addressed in future regulatory proceedings.

•
The enactment of the TCJA is expected to reduce our cash flows from operations primarily due to 1) the collection of taxes at a lower rate and 2) the return of regulatory liabilities established in response to the enactment of the TCJA and regulatory activities to our utility customers. We intend to externally finance this reduction in operating cash flow in a balanced fashion in order to maintain an equity-to-total-capitalization ratio ranging from 50% to 60% to maintain our current credit ratings. We currently anticipate this external financing need will range from $500 million to $600 million through fiscal 2022.

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
Our distribution operations are also affected by the cost of natural gas. The cost of gas is passed through to our customers without markup. Therefore, increases in the cost of gas are offset by a corresponding increase in revenues. Contribution margin in our Texas and Mississippi service areas includes franchise fees and gross receipts taxes, which are calculated as a percentage of revenue (inclusive of gas costs). Therefore, the amount of these taxes included in revenues is influenced by the cost of gas and the level of gas sales volumes. We record the associated tax expense as a component of taxes, other than income. Although changes in these revenue-related taxes arising from changes in gas costs affect contribution margin, over time the impact is offset within operating income.

As discussed above, the cost of gas typically does not have a direct impact on our contribution margin. However, higher gas costs mean higher bills for our customers, which may adversely impact our accounts receivable collections, resulting in higher bad debt expense and may require us to increase borrowings under our credit facilities resulting in higher interest expense. In addition, higher gas costs, as well as competitive factors in the industry and general economic conditions may cause customers to conserve or, in the case of industrial consumers, to use alternative energy sources. However, gas cost risk has been mitigated in recent years through improvements in rate design that allow us to collect from our customers the gas cost portion of our bad debt expense on approximately 76 percent of our residential and commercial margins.

Three Months Ended March 31, 2018 compared with Three Months Ended March 31, 2017
Financial and operational highlights for our distribution segment for the three months ended March 31, 2018 and 2017 are presented below.

	Three Months Ended March 31
	2018	2017	Change
	(In thousands, unless otherwise noted)
Operating revenues	$1,199,291	$962,541	$236,750
Purchased gas cost	727,053	513,096	213,957
Contribution margin	472,238	449,445	22,793
Operating expenses	262,332	222,641	39,691
Operating income	209,906	226,804	(16,898)
Miscellaneous income	393	1,029	(636)
Interest charges	16,898	16,925	(27)
Income before income taxes	193,401	210,908	(17,507)
TCJA non-cash income tax benefit	(3,791)	—	(3,791)
Income tax expense	51,949	79,763	(27,814)
Net income	$145,243	$131,145	$14,098
Consolidated distribution sales volumes — MMcf	134,046	97,754	36,292
Consolidated distribution transportation volumes — MMcf	45,932	39,915	6,017
Total consolidated distribution throughput — MMcf	179,978	137,669	42,309
Consolidated distribution average cost of gas per Mcf sold	$5.42	$5.25	$0.17
Income before income taxes for our distribution segment decreased 8 percent, primarily due to a $39.7 million increase in operating expenses, partially offset by a $22.8 million increase in contribution margin. The quarter-over-quarter increase in contribution margin primarily reflects:

•	a $27.6 million net increase in rate adjustments, before the effect of the TCJA, primarily in our Mid-Tex and West Texas Divisions.

•	a $9.3 million increase in residential and commercial net consumption, primarily in our Mid-Tex and Mississippi Divisions.

•	an $8.9 million increase in revenue-related taxes primarily in our Mid-Tex Division, offset by a corresponding $5.4 million increase in the related tax expense.

•	a $4.3 million increase in transportation margin primarily in our Kentucky/Mid-States and West Texas Divisions.

•
a $26.2 million decrease in contribution margin due to the inclusion of the lower statutory rate in our revenues due to implementation of the TCJA. Of this amount, $4.8 million has been reflected in customer bills. The remaining $21.4 million relates to the establishment of regulatory liabilities for the difference between the former 35% federal statutory rate and the current 21% federal statutory rate as further described in Note 6.

The increase in operating expenses, which includes operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, largely reflects expenses incurred after we decided to undertake a planned outage of our natural gas distribution system in Northwest Dallas. In late February 2018, there were gas-related incidents in Northwest Dallas, one of which resulted in a fatality and injuries to four other residents.  The National Transportation Safety Board (NTSB) is investigating the latter incident. Together with the Railroad Commission of Texas and the Pipeline and Hazardous Materials Safety Administration, we are a party to the investigation and in that capacity we are working closely with the NTSB to help determine the cause of this incident.  On March 1, 2018, we initiated a planned outage of a portion of our natural gas distribution system in Northwest Dallas that affected approximately 2,400 homes.  The outage was initiated after we experienced a sudden and unexplainable increase in leaks in this confined geographic area in less than a week’s time.  Based upon our preliminary assessment, we believe an extraordinary combination of events and circumstances that could not have been predicted, anticipated, readily modeled or foreseen damaged our pipeline system in that area.  These events and circumstances, include, but are not limited to, geology, hydrology, soil conditions and record rainfall.  The system was replaced and placed into service by March 31, 2018.  While the system was replaced, we provided financial assistance to the affected residents and incurred other related costs of approximately $23 million.
The remaining increase in operating expenses is attributable to incremental system integrity activities, increased depreciation and property taxes associated with increased capital investments.
The decrease in income tax expense reflects a reduction in our effective tax rate from 37.8% to 26.9%, as a result of the TCJA.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended March 31, 2018 and 2017. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended March 31
	2018	2017	Change
	(In thousands)
Mid-Tex	$78,190	$90,809	$(12,619)
Kentucky/Mid-States	36,529	34,010	2,519
Louisiana	30,760	30,362	398
West Texas	21,430	21,023	407
Mississippi	25,096	25,802	(706)
Colorado-Kansas	17,474	18,331	(857)
Other	427	6,467	(6,040)
Total	$209,906	$226,804	$(16,898)

Six Months Ended March 31, 2018 compared with Six Months Ended March 31, 2017

Financial and operational highlights for our distribution segment for the six months ended March 31, 2018 and 2017 are presented below.

	Six Months Ended March 31
	2018	2017	Change
	(In thousands, unless otherwise noted)
Operating revenues	$2,060,083	$1,717,197	$342,886
Purchased gas cost	1,190,811	908,442	282,369
Contribution margin	869,272	808,755	60,517
Operating expenses	486,610	427,058	59,552
Operating income	382,662	381,697	965
Miscellaneous (expense) income	(1,007)	396	(1,403)
Interest charges	38,266	38,043	223
Income before income taxes	343,389	344,050	(661)
One-time, non-cash income tax benefit	(143,942)	—	(143,942)
Income tax expense	92,989	127,541	(34,552)
Net income	$394,342	$216,509	$177,833
Consolidated regulated distribution sales volumes — MMcf	220,353	172,184	48,169
Consolidated regulated distribution transportation volumes — MMcf	83,982	76,090	7,892
Total consolidated regulated distribution throughput — MMcf	304,335	248,274	56,061
Consolidated regulated distribution average cost of gas per Mcf sold	$5.40	$5.28	$0.12

Income before income taxes for our distribution segment was flat compared to the prior year, primarily due to a $59.6 million increase in operating expenses offset with a $60.5 million increase in contribution margin. The year-over-year increase in contribution margin primarily reflects:

•	a $53.1 million net increase in rate adjustments, excluding rate adjustments resulting from the TCJA, primarily in our Mid-Tex, Kentucky/Mid-States and West Texas Divisions.

•	a $15.0 million increase in residential and commercial net consumption, primarily in our Mid-Tex and Mississippi Divisions.

•	an $11.2 million increase in revenue-related taxes primarily in our Mid-Tex Division, offset by a corresponding $7.7 million increase in the related tax expense.

•	a $6.0 million increase in transportation margin primarily in our Kentucky/Mid-States Division.

•	a $26.2 million decrease in contribution margin as a result of lower taxes included in our cost of service rates due to implementation of the TCJA, as discussed above.
The increase in operating expenses reflects expenses incurred with the planned outage we initiated in March 2018, as discussed above, combined with incremental system integrity activities, property taxes and depreciation expense associated with increased capital investments.
The decrease in income tax expense reflects a reduction in our effective tax rate from 37.1% to 27.1%, as a result of the TCJA.
The following table shows our operating income by distribution division, in order of total rate base, for the six months ended March 31, 2018 and 2017. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Six Months Ended March 31
	2018	2017	Change
	(In thousands)
Mid-Tex	$151,115	$163,552	$(12,437)
Kentucky/Mid-States	64,658	56,748	7,910
Louisiana	54,028	50,225	3,803
West Texas	37,191	35,951	1,240
Mississippi	43,371	37,760	5,611
Colorado-Kansas	30,405	30,036	369
Other	1,894	7,425	(5,531)
Total	$382,662	$381,697	$965

Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first six months of fiscal 2018, we completed nine regulatory proceedings, resulting in an $18.4 million increase in annual operating income as summarized below.

Rate Action	Annual Increase in Operating Income
(In thousands)
Annual formula rate mechanisms	$17,897
Rate case filings	84
Other rate activity	457
$18,438

The following ratemaking efforts seeking $23.1 million in increased annual operating income were in progress as of March 31, 2018:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Rate Case	Colorado(1)	$2,916
Kentucky/Mid-States	Rate Case	Kentucky(1)	4,778
Kentucky/Mid-States	Formula Rate Mechanism	Tennessee(1)	850
Louisiana	Formula Rate Mechanism	Trans La (1)(3)	1,195
Louisiana	Formula Rate Mechanism	LGS (2)	(1,521)
Mid-Tex	Infrastructure Mechanism	Environs (2)	1,604
Mississippi	Infrastructure Mechanism	Mississippi (2)	8,000
West Texas	Infrastructure Mechanism	Cities of Amarillo, Channing, Dalhart, and Lubbock (2)	4,418
West Texas	Infrastructure Mechanism	Environs (2)	826
			$23,066

(1)
These filings were filed prior to the enactment of the TCJA. The impact of the TCJA along with other items considered in establishing rates will result in a difference between the requested amounts and the final amount approved by the commission.

(2)	The filing amount reflects a 21% federal income tax rate resulting from the TCJA.

(3)	The Louisiana Public Service Commission Staff issued a report, reflecting the impact of TCJA, which recommends a base rate decrease of $1.9 million, effective May 1, 2018.
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

The following annual formula rate mechanisms were approved during the six months ended March 31, 2018:

Division	Jurisdiction	Test Year Ended	Increase in Annual Operating Income	Effective Date
		(In thousands)
2018 Filings:
Colorado-Kansas	Kansas GSRS	09/30/2018	$820	02/27/2018
Colorado-Kansas	Colorado SSIR	12/31/2018	2,228	12/20/2017
Mississippi	Mississippi - SIR	10/31/2018	7,658	12/05/2017
Mississippi	Mississippi - SGR (1)	10/31/2018	1,245	12/05/2017
Mississippi	Mississippi - SRF (1)	10/31/2018	—	12/05/2017
Kentucky/Mid-States	Kentucky - PRP	09/30/2018	5,638	10/27/2017
Kentucky/Mid-States	Virginia - SAVE (2)	09/30/2017	308	10/01/2017
Total 2018 Filings			$17,897

(1)	In our next SRF filing, the SGR rate base will be combined with the SRF rate base, per Commission order.

(2)	The Company completed our Steps to Advance Virginia Energy (SAVE) program. On October 1, 2017 a refund factor was removed from the rate resulting in an operating income increase of $0.3 million.
Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. The following table summarizes the rate cases that were completed during the six months ended March 31, 2018.

Division	State	Increase in Annual Operating Income	Effective Date
		(In thousands)
2018 Rate Case Filings:
Mid-Tex	City of Dallas (1)	$84	02/14/2018
Total 2018 Rate Case Filings		$84
(1) The operating income reflects a 21% federal income tax rate resulting from the TCJA.
Other Ratemaking Activity
The following table summarizes other ratemaking activity during the six months ended March 31, 2018.

Division	Jurisdiction	Rate Activity	Additional Annual Operating Income	Effective Date
			(In thousands)
2018 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem(1)	$457	02/01/2018
Total 2018 Other Rate Activity			$457

(1)	The Ad Valorem filing relates to a collection of property taxes in excess of the amount included in our Kansas service area's base rates.

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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. Following the conclusion of its rate case in August 2017, APT made a GRIP filing that covered changes in net investment from October 1, 2016 through December 31, 2016 with a requested increase in operating income of $29.0 million. On December 5, 2017, the filing was approved. On February 15, 2018, APT made a GRIP filing that covered changes in net investment from January 1, 2017 through December 31, 2017 with a requested increase in operating income of $42.2 million.
On December 21, 2016, the Louisiana Public Service Commission approved an annual increase of five percent to the demand fee charged by our natural gas transmission pipeline for each of the next 10 years, effective October 1, 2017.

Three Months Ended March 31, 2018 compared with Three Months Ended March 31, 2017
Financial and operational highlights for our pipeline and storage segment for the three months ended March 31, 2018 and 2017 are presented below.

	Three Months Ended March 31
	2018	2017	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$89,631	$84,292	$5,339
Third-party transportation revenue	28,414	22,824	5,590
Other revenue	2,910	4,856	(1,946)
Total operating revenues	120,955	111,972	8,983
Total purchased gas cost	433	725	(292)
Contribution margin	120,522	111,247	9,275
Operating expenses	61,440	52,879	8,561
Operating income	59,082	58,368	714
Miscellaneous expense	(646)	(196)	(450)
Interest charges	10,406	10,019	387
Income before income taxes	48,030	48,153	(123)
Income tax expense	14,281	17,286	(3,005)
Net income	$33,749	$30,867	$2,882
Gross pipeline transportation volumes — MMcf	237,167	195,233	41,934
Consolidated pipeline transportation volumes — MMcf	148,980	131,151	17,829
Income before income taxes for our pipeline and storage segment was flat year over year, due to a $9.3 million increase in contribution margin, partially offset by an $8.6 million increase in operating expenses. The increase in contribution margin primarily reflects:

•	a $16.5 million increase in rates from the approved APT rate case and the GRIP filing approved in December 2017.

•	a net increase of $1.7 million due to wider spreads and positive supply and demand dynamics affecting the Permian Basin.

•
an $8.0 million decrease due to the inclusion of the lower statutory rate in our revenues due to implementation of the TCJA. Of this amount, $0.2 million has been reflected in customer bills. The remaining $7.8 million relates to the establishment of regulatory liabilities for the difference between the former 35% federal statutory rate and the current 21% federal statutory rate as further described in Note 6.

Operating expenses increased $8.6 million, primarily due to higher depreciation expense and higher system maintenance expense.
The decrease in income tax expense reflects a reduction in our effective tax rate from 35.9% to 29.7%, as a result of the TCJA.
Six Months Ended March 31, 2018 and Six Months Ended March 31, 2017
Financial and operational highlights for our pipeline and storage segment for the six months ended March 31, 2018 and 2017 are presented below.

	Six Months Ended March 31
	2018	2017	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$183,529	$166,760	$16,769
Third-party transportation revenue	57,345	45,044	12,301
Other revenue	6,544	10,120	(3,576)
Total operating revenues	247,418	221,924	25,494
Total purchased gas cost	1,345	1,080	265
Contribution margin	246,073	220,844	25,229
Operating expenses	118,186	107,451	10,735
Operating income	127,887	113,393	14,494
Miscellaneous expense	(1,281)	(557)	(724)
Interest charges	20,547	19,931	616
Income before income taxes	106,059	92,905	13,154
One-time, non-cash income tax benefit	(21,733)	—	(21,733)
Income tax expense	29,010	33,364	(4,354)
Net income	$98,782	$59,541	$39,241
Gross pipeline transportation volumes — MMcf	450,304	382,013	68,291
Consolidated pipeline transportation volumes — MMcf	304,085	266,127	37,958
Income before income taxes for our pipeline and storage segment increased 14 percent, primarily due to a $25.2 million increase in contribution margin, offset by a $10.7 million increase in operating expenses. The increase in contribution margin primarily reflects:

•	a $30.4 million increase in rates from the approved APT rate case and the GRIP filing approved in December 2017.

•	a net increase of $3.1 million due to wider spreads and positive supply and demand dynamics affecting the Permian Basin.

•	an $8.0 million decrease in rates due to the implementation of the TCJA, as discussed above.
Operating expenses increased $10.7 million, primarily due to higher depreciation expense partially offset by the timing of system maintenance expense.
The decrease in income tax expense primarily reflects a reduction in our effective tax rate from 35.9% to 27.4%, as a result of the TCJA.
Natural Gas Marketing Segment
Through December 31, 2016, we were engaged in an unregulated natural gas marketing business, which was conducted by Atmos Energy Marketing (AEM). AEM’s primary business was to aggregate and purchase gas supply, arrange transportation and storage logistics and ultimately deliver gas to customers at competitive prices. Additionally, AEM utilized proprietary and customer-owned transportation and storage assets to provide various services its customers requested.
As more fully described in Note 13, effective January 1, 2017, we sold all of the equity interests of AEM to CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Inc. As a result of the sale, Atmos Energy fully exited the nonregulated natural gas marketing business. Accordingly, a gain on sale from discontinued operations for $2.7 million was recorded for the three and six months ended March 31, 2017 and net income of $11.0 million for AEM is reported as discontinued operations for the six months ended March 31, 2017.

Liquidity and Capital Resources
The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows and external debt and equity financing. External debt financing is provided primarily through the issuance of long-term debt, a $1.5 billion commercial paper program and three committed revolving credit facilities with a total availability from third-party lenders of approximately $1.5 billion. The commercial paper program and credit facilities provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves the Company's desired capital structure with an equity-to-total-capitalization ratio between 50% and 60%, inclusive of long-term and short-term debt. Additionally, we have various uncommitted trade credit lines with our gas suppliers that we utilize to purchase natural gas on a monthly basis. The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditure program for the remainder of fiscal year 2018 and beyond. Please refer to the TCJA Impact section above regarding anticipated impacts on our liquidity, capital resources and cash flows.
To support our capital market activities, we have a registration statement on file with the SEC that permits us to issue a total of $2.5 billion in common stock and/or debt securities. Under the shelf registration statement, we recently filed a prospectus supplement for an at-the-market (ATM) equity distribution program under which we may issue and sell shares of our common stock up to an aggregate offering price of $500 million. At March 31, 2018, approximately $1.2 billion of securities remained available for issuance under the shelf registration statement.
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of March 31, 2018, September 30, 2017 and March 31, 2017:

	March 31, 2018		September 30, 2017		March 31, 2017
	(In thousands, except percentages)
Short-term debt	$129,602	1.6%	$447,745	6.0%	$670,607	9.5%
Long-term debt(1)	3,067,892	38.8%	3,067,045	41.4%	2,564,620	36.3%
Shareholders’ equity	4,721,346	59.6%	3,898,666	52.6%	3,834,864	54.2%
Total	$7,918,840	100.0%	$7,413,456	100.0%	$7,070,091	100.0%

(1)
In March 2019, $450 million of long-term debt will mature. We plan to issue new senior notes to replace the maturing debt. We have executed forward starting interest rate swaps to effectively fix the Treasury yield component associated with this anticipated issuance at 3.78%.

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, prices for our products and services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the six months ended March 31, 2018 and 2017 are presented below.

	Six Months Ended March 31
	2018	2017	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$751,367	$552,003	$199,364
Investing activities	(688,144)	(516,670)	(171,474)
Financing activities	(18,558)	(37,464)	18,906
Change in cash and cash equivalents	44,665	(2,131)	46,796
Cash and cash equivalents at beginning of period	26,409	47,534	(21,125)
Cash and cash equivalents at end of period	$71,074	$45,403	$25,671
Cash flows from operating activities
Period-over-period changes in our operating cash flows are primarily attributable to changes in net income and working capital changes, particularly within our distribution segment resulting from changes in the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.
For the six months ended March 31, 2018, we generated cash flow of $751.4 million from operating activities compared with $552.0 million for the six months ended March 31, 2017. The $199.4 million increase in operating cash flows reflects the positive cash effects of successful rate case outcomes achieved in fiscal 2017 and changes in working capital, primarily as a result of the timing of gas cost recoveries under our purchase gas cost mechanisms as a result of a period-over-period increase in sales volumes. This increase in sale volumes also contributed to the period-over-period increase in operating cash flow.
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
For the six months ended March 31, 2018, cash used for investing activities was $688.1 million compared to $516.7 million in the prior-year period. Capital spending increased by $134.6 million, or 24 percent, as a result of planned increases in our distribution segment to repair and replace vintage pipe, and increases in spending in our pipeline and storage segment to improve the reliability of gas service to our local distribution company customers. The period-over-period increase also reflects the absence in the current year period of $133.6 million in net proceeds received from the sale of AEM and the $85.7 million used to acquire the North Texas Pipeline in December 2016.
Cash flows from financing activities
For the six months ended March 31, 2018, our financing activities used $18.6 million of cash compared with $37.5 million in the prior-year period. The $18.9 million decrease in cash used in financing activities primarily reflects an increase in operating cash flow that exceeded an increase in cash used for investing activities during the six months ended March 31, 2018.
In the six months ended March 31, 2018, we used $395.1 million in net proceeds from equity financing to reduce short-term debt, to support our capital spending and for other general corporate purposes. Cash dividends increased due to a 7.8% increase in our dividend rate and an increase in shares outstanding.
In the six months ended March 31, 2017, we issued $125 million of long-term debt under our three year, $200 million term loan agreement and received $49.4 million from the issuance of common stock under our ATM program. The net proceeds from these debt and equity issuances were used to reduce short-term debt and support our capital expenditures program. Additionally, the return of cash collateral related to our forward-starting interest rate swaps due to an increase in interest rates provided cash from financing activities of $25.7 million.

The following table summarizes our share issuances for the six months ended March 31, 2018 and 2017:

	Six Months Ended March 31
	2018	2017
Shares issued:
Direct Stock Purchase Plan	90,042	54,366
1998 Long-Term Incentive Plan	257,400	426,835
Retirement Savings Plan and Trust	49,848	172,932
At-the-Market (ATM) Equity Distribution Program	—	690,812
Equity Issuance	4,558,404	—
Total shares issued	4,955,694	1,344,945
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of March 31, 2018, both rating agencies maintained a stable outlook. Our current debt ratings are all considered investment grade and are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of March 31, 2018. Our debt covenants are described in greater detail in Note 5 to the unaudited condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 9 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2018.

Risk Management Activities
In our distribution and pipeline and storage segments, we use a combination of physical storage, fixed physical contracts and fixed financial contracts to reduce our exposure to unusually large winter-period gas price increases. Additionally, we manage interest rate risk by entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings. Through December 31, 2016, we managed our exposure to the risk of natural gas price changes in our natural gas marketing segment by locking in our contribution margin through a combination of storage and financial instruments, including futures, over-the-counter and exchange-traded options and swap contracts with counterparties.

The following table shows the components of the change in fair value of our financial instruments for the three and six months ended March 31, 2018 and 2017:

	Three Months Ended March 31		Six Months Ended March 31
	2018	2017	2018	2017
	(In thousands)
Fair value of contracts at beginning of period	$(116,529)	$(121,722)	$(109,159)	$(279,543)
Contracts realized/settled	(2,360)	1,793	(1,200)	11,756
Fair value of new contracts	(147)	(2,560)	(716)	(1,597)
Other changes in value	32,694	8,485	24,733	155,380
Fair value of contracts at end of period	(86,342)	(114,004)	(86,342)	(114,004)
Netting of cash collateral	—	—	—	—
Cash collateral and fair value of contracts at period end	$(86,342)	$(114,004)	$(86,342)	$(114,004)

The fair value of our financial instruments at March 31, 2018 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2018
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(86,342)	$—	$—	$—	$(86,342)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(86,342)	$—	$—	$—	$(86,342)
Pension and Postretirement Benefits Obligations
For the six months ended March 31, 2018 and 2017, our total net periodic pension and other benefits costs were $20.9 million and $23.2 million. A substantial portion of those costs is recoverable through our rates; however, a portion of these costs is capitalized into our rate base. The remaining costs are recorded as a component of operation and maintenance expense.
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
The amount of funding required for our defined benefit plan is determined in accordance with the Pension Protection Act of 2006 (PPA) and is influenced by the funded position of the plan when the funding requirements are determined on January 1 of each year. Based upon the determination as of January 1, 2017, we were not required to make a minimum contribution to our defined benefit plan during fiscal 2018. However, we will consider whether a voluntary contribution is prudent to maintain certain funding levels.
For the six months ended March 31, 2018 we contributed $7.5 million to our postretirement medical plans. We anticipate contributing a total of between $10 million and $20 million to our postretirement plans during fiscal 2018.
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

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three and six-month periods ended March 31, 2018 and 2017.
Distribution Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2018	2017	2018	2017
METERS IN SERVICE, end of period
Residential	2,964,137	2,929,455	2,964,137	2,929,455
Commercial	270,795	269,055	270,795	269,055
Industrial	1,673	1,690	1,673	1,690
Public authority and other	8,407	8,332	8,407	8,332
Total meters	3,245,012	3,208,532	3,245,012	3,208,532

INVENTORY STORAGE BALANCE — Bcf	29.7	40.0	29.7	40.0
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	80,525	56,931	129,473	98,431
Commercial	40,956	31,739	67,905	55,475
Industrial	9,708	6,708	18,166	14,140
Public authority and other	2,857	2,376	4,809	4,138
Total gas sales volumes	134,046	97,754	220,353	172,184
Transportation volumes	47,843	42,142	87,702	81,207
Total throughput	181,889	139,896	308,055	253,391
OPERATING REVENUES (000’s)(1)
Gas sales revenues
Residential	$805,134	$609,771	$1,361,654	$1,091,444
Commercial	318,312	251,174	541,892	451,662
Industrial	39,604	47,986	73,017	78,017
Public authority and other	19,008	17,607	32,569	29,716
Total gas sales revenues	1,182,058	926,538	2,009,132	1,650,839
Transportation revenues	29,939	24,307	55,301	46,788
Other gas revenues	(12,706)	11,696	(4,350)	19,570
Total operating revenues	$1,199,291	$962,541	$2,060,083	$1,717,197
Average cost of gas per Mcf sold	$5.42	$5.25	$5.40	$5.28
See footnote following these tables.

Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2018	2017	2018	2017
CUSTOMERS, end of period
Industrial	92	91	92	91
Other	231	226	231	226
Total	323	317	323	317

INVENTORY STORAGE BALANCE — Bcf	0.4	0.6	0.4	0.6
PIPELINE TRANSPORTATION VOLUMES — MMcf(1)	237,167	195,233	450,304	382,013
OPERATING REVENUES (000’s)(1)	$120,955	$111,972	$247,418	$221,924
Note to preceding tables:

(1)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.
RECENT ACCOUNTING DEVELOPMENTS
Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. During the six months ended March 31, 2018, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of the fiscal year ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the six months ended March 31, 2018, except as noted in Note 9 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 11 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report.

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

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: May 2, 2018