Form 10-Q
period 2018-06-30
ATMOS ENERGY CORP
filed 2018-08-08
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2018.

Class	Shares Outstanding
No Par Value	111,200,632

GLOSSARY OF KEY TERMS

Adjusted diluted EPS from continuing operations	Non-GAAP measure defined as diluted earnings per share from continuing operations before the one-time, non-cash income tax benefit
Adjusted income from continuing operations	Non-GAAP measure defined as income from continuing operations before the one-time, non-cash income tax benefit
AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
Bcf	Billion cubic feet
Contribution Margin	Non-GAAP measure defined as operating revenues less purchased gas cost
DARR	Dallas Annual Rate Review
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NTSB	National Transportation Safety Board
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SGR	Supplemental Growth Filing
SIR	System Integrity Rider
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	September 30, 2017
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$12,260,376	$11,301,304
Less accumulated depreciation and amortization	2,188,516	2,042,122
Net property, plant and equipment	10,071,860	9,259,182
Current assets
Cash and cash equivalents	20,930	26,409
Accounts receivable, net	253,546	222,263
Gas stored underground	126,010	184,653
Other current assets	52,369	106,321
Total current assets	452,855	539,646
Goodwill	730,132	730,132
Deferred charges and other assets	252,777	220,636
	$11,507,624	$10,749,596
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: June 30, 2018 — 111,195,448 shares; September 30, 2017 — 106,104,634 shares	$556	$531
Additional paid-in capital	2,964,043	2,536,365
Accumulated other comprehensive loss	(76,381)	(105,254)
Retained earnings	1,871,334	1,467,024
Shareholders’ equity	4,759,552	3,898,666
Long-term debt	2,618,315	3,067,045
Total capitalization	7,377,867	6,965,711
Current liabilities
Accounts payable and accrued liabilities	198,172	233,050
Other current liabilities	573,012	332,648
Short-term debt	244,777	447,745
Current maturities of long-term debt	450,000	—
Total current liabilities	1,465,961	1,013,443
Deferred income taxes	1,133,622	1,878,699
Regulatory excess deferred taxes (See Note 6)	733,509	—
Regulatory cost of removal obligation	482,001	485,420
Pension and postretirement liabilities	239,946	230,588
Deferred credits and other liabilities	74,718	175,735
	$11,507,624	$10,749,596
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30
	2018	2017
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$535,488	$494,060
Pipeline and storage segment	127,633	117,283
Intersegment eliminations	(100,876)	(84,842)
Total operating revenues	562,245	526,501

Purchased gas cost
Distribution segment	230,887	197,767
Pipeline and storage segment	561	1,251
Intersegment eliminations	(100,562)	(84,842)
Total purchased gas cost	130,886	114,176
Operation and maintenance expense	145,075	128,690
Depreciation and amortization expense	90,671	80,023
Taxes, other than income	72,620	62,948
Operating income	122,993	140,664
Miscellaneous expense	(2,003)	(289)
Interest charges	23,349	28,498
Income before income taxes	97,641	111,877
Income tax expense	26,448	41,069
Net income	$71,193	$70,808
Basic and diluted net income per share	$0.64	$0.67
Cash dividends per share	$0.485	$0.450
Basic and diluted weighted average shares outstanding	111,851	106,364
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended June 30
	2018	2017
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$2,595,571	$2,211,257
Pipeline and storage segment	375,051	339,207
Intersegment eliminations	(299,776)	(255,609)
Total operating revenues	2,670,846	2,294,855

Purchased gas cost
Distribution segment	1,421,698	1,106,209
Pipeline and storage segment	1,906	2,331
Intersegment eliminations	(298,841)	(255,565)
Total purchased gas cost	1,124,763	852,975
Operation and maintenance expense	435,715	385,867
Depreciation and amortization expense	268,426	234,648
Taxes, other than income	208,400	185,611
Operating income	633,542	635,754
Miscellaneous expense	(4,291)	(450)
Interest charges	82,162	86,472
Income from continuing operations before income taxes	547,089	548,832
Income tax (benefit) expense	(17,228)	201,974
Income from continuing operations	564,317	346,858
Income from discontinued operations, net of tax ($0 and $6,841)	—	10,994
Gain on sale of discontinued operations, net of tax ($0 and $10,215)	—	2,716
Net income	$564,317	$360,568
Basic and diluted net income per share
Income per share from continuing operations	$5.09	$3.27
Income per share from discontinued operations	—	0.13
Net income per share - basic and diluted	$5.09	$3.40
Cash dividends per share	$1.455	$1.350
Basic and diluted weighted average shares outstanding	110,707	105,862
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(Unaudited) (In thousands)
Net income	$71,193	$70,808	$564,317	$360,568
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $92, $490, $(246) and $893	310	851	(736)	1,553
Cash flow hedges:
Amortization and unrealized gain (loss) on interest rate agreements, net of tax of $2,460, $(10,667), $8,486 and $44,194	8,320	(18,556)	29,609	76,888
Net unrealized gains on commodity cash flow hedges, net of tax of $0, $0, $0 and $3,183	—	—	—	4,982
Total other comprehensive income (loss)	8,630	(17,705)	28,873	83,423
Total comprehensive income	$79,823	$53,103	$593,190	$443,991

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30
	2018	2017
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$564,317	$360,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	268,426	234,833
Deferred income taxes	139,852	188,256
One-time income tax benefit	(165,522)	—
Gain on sale of discontinued operations	—	(12,931)
Discontinued cash flow hedging for natural gas marketing commodity contracts	—	(10,579)
Other	18,007	14,892
Net assets / liabilities from risk management activities	912	25,661
Net change in operating assets and liabilities	209,304	(55,139)
Net cash provided by operating activities	1,035,296	745,561
Cash Flows From Investing Activities
Capital expenditures	(1,088,472)	(812,148)
Acquisition	—	(86,128)
Proceeds from the sale of discontinued operations	3,000	140,253
Available-for-sale securities activities, net	(7,857)	(14,329)
Use tax refund	—	18,562
Other, net	6,105	6,435
Net cash used in investing activities	(1,087,224)	(747,355)
Cash Flows From Financing Activities
Net decrease in short-term debt	(202,968)	(571,238)
Net proceeds from equity offering	395,092	98,755
Issuance of common stock through stock purchase and employee retirement plans	15,850	22,673
Proceeds from issuance of long-term debt	—	884,911
Settlement of interest rate agreements	—	(36,996)
Interest rate agreements cash collateral	—	25,670
Repayment of long-term debt	—	(250,000)
Cash dividends paid	(160,007)	(143,075)
Debt issuance costs	—	(6,663)
Other	(1,518)	—
Net cash provided by financing activities	46,449	24,037
Net increase (decrease) in cash and cash equivalents	(5,479)	22,243
Cash and cash equivalents at beginning of period	26,409	47,534
Cash and cash equivalents at end of period	$20,930	$69,777

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2018
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) is engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at June 30, 2018, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. Because of seasonal and other factors, the results of operations for the nine-month period ended June 30, 2018 are not indicative of our results of operations for the full 2018 fiscal year, which ends September 30, 2018.
No events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the condensed consolidated financial statements.

Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
During the second quarter of fiscal 2018, we completed our annual goodwill impairment assessment. Based on the assessment performed, we determined that our goodwill was not impaired.
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
As of June 30, 2018, we had substantially completed the evaluation of our sources of revenue and the impact that the new guidance will have on our financial position, results of operations, cash flows and business processes. Based on this evaluation, we currently do not believe the implementation of the new guidance will have a material effect on our financial position, results of operations, cash flows or business processes. We expect to apply the new guidance using the modified retrospective method on the date of adoption. We are currently still evaluating the impact on our financial statement presentation and related disclosures.
In January 2016, the FASB issued guidance related to the classification and measurement of financial instruments. The amendments modify the accounting and presentation for certain financial liabilities and equity investments not consolidated or reported using the equity method. The guidance is effective for us beginning October 1, 2018; limited early adoption is permitted. The standard will require that changes in fair value of our available-for-sale equity securities be recorded in net income. The new guidance will be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We do not anticipate the new standard will have a material impact on our financial position, results of operations or cash flows. We are currently still evaluating the impact on our financial statement presentation and related disclosures.

In February 2016, the FASB issued a comprehensive new leasing standard that will require lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The new standard will be effective for us beginning on October 1, 2019; early adoption is permitted. The new leasing standard requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. Additionally, in January 2018, the FASB issued amendments to the standard that provides a practical expedient for entities to not evaluate existing or expired land easements that were not previously accounted for as leases under the current guidance. In July 2018, the FASB issued an amendment to the standard that provides an additional and optional transition method to adopt the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the effect of this standard and amendments on our financial position, results of operations and cash flows.
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
In March 2017, the FASB issued new guidance related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The new guidance requires entities to disaggregate the current service cost component of the net benefit cost from the other components and present it with other current compensation costs for related employees in the statement of income. The other components of net benefit cost will be presented outside of income from operations on the statement of income. In addition, only the service cost component of net benefit cost is eligible for capitalization (e.g., as part of inventory or property, plant, and equipment). The Federal Energy Regulatory Commission (“FERC”), which regulates interstate transmission pipelines and also establishes, through its Uniform System of Accounts, accounting practices of rate-regulated entities, has issued guidance that states it will permit an election to either continue to capitalize non-service benefit costs or to cease capitalizing such costs for regulatory purposes.  Accounting guidelines by the FERC are typically also followed by state commissions.  As such, we plan to continue to capitalize all components of net periodic benefit cost for ratemaking purposes and will defer the non-service cost components as a regulatory asset for U.S. GAAP reporting purposes. The new guidance will be effective for us in the fiscal year beginning on October 1, 2018 and for interim periods within that year.  The standard requires retrospective application of the amendment related to the presentation of non-service cost components outside of income from operations in the statement of income and prospective application of the change in eligible costs for capitalization. We do not anticipate the new standard will have a material impact on our financial position, results of operations or cash flows.
In February 2018, the FASB issued new guidance as a result of the Tax Cuts and Jobs Act of 2017 (the "TCJA"), related to the treatment of certain tax effects from accumulated other comprehensive income. The new guidance allows entities to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the adoption of the TCJA. The new guidance will be effective for us in the fiscal year beginning on October 1, 2019 and for interim periods within that year. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We plan to early adopt the new standard effective as of September 30, 2018, and reclassify the stranded tax effects resulting from the TCJA from accumulated other comprehensive income to retained earnings. We do not anticipate the new standard will have a material impact on our financial position, results of operations or cash flows.
Regulatory assets and liabilities
Accounting principles generally accepted in the United States require cost-based, rate-regulated entities that meet certain criteria to reflect the authorized recovery of costs due to regulatory decisions in their financial statements. As a result, certain costs are permitted to be capitalized rather than expensed because they can be recovered through rates. We record certain costs as regulatory assets when future recovery through customer rates is considered probable. Regulatory liabilities are recorded when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. Substantially all of our regulatory assets are recorded as a component of deferred charges and other assets and a portion of our regulatory liabilities are recorded as a component of other current liabilities and deferred credits and other liabilities. Deferred gas costs are recorded either in other current assets or liabilities and our regulatory excess deferred taxes and regulatory cost of removal obligation is reported separately.

Significant regulatory assets and liabilities as of June 30, 2018 and September 30, 2017 included the following:

	June 30, 2018	September 30, 2017
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs(1)	$17,546	$26,826
Infrastructure mechanisms(2)	77,387	46,437
Deferred gas costs	347	65,714
Recoverable loss on reacquired debt	9,328	11,208
Deferred pipeline record collection costs	16,963	11,692
APT annual adjustment mechanism	—	2,160
Rate case costs	3,041	2,629
Other	5,131	10,132
	$129,743	$176,798
Regulatory liabilities:
Regulatory excess deferred taxes(3)	$737,746	$—
Regulatory cost of service reserve(4)	30,930	—
Regulatory cost of removal obligation	528,709	521,330
Deferred gas costs	159,201	15,559
Asset retirement obligation	12,827	12,827
APT annual adjustment mechanism	20,551	—
Other	9,783	5,941
	$1,499,747	$555,657

(1)	Includes $7.1 million and $9.4 million of pension and postretirement expense deferred pursuant to regulatory authorization.

(2)
Infrastructure mechanisms in Texas and Louisiana allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.

(3)
The TCJA resulted in the remeasurement of the net deferred tax liability included in our rate base. Of this amount, $4.2 million is recorded in Other current liabilities. The period and timing of the return of the excess deferred taxes is being determined by regulators in each of our jurisdictions. See Note 6 for further information.

(4)
Effective January 1, 2018, regulators in each of our service areas required us to establish a regulatory liability for the difference in recoverable federal taxes included in revenues based on the former 35% federal statutory rate and the new 21% federal statutory rate for service provided on or after January 1, 2018. The period and timing of the return of this liability to utility customers is being determined by regulators in each of our jurisdictions. See Note 6 for further information.

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
Income statements and capital expenditures for the three and nine months ended June 30, 2018 and 2017 by segment are presented in the following tables:

	Three Months Ended June 30, 2018
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$534,816	$27,429	$—	$562,245
Intersegment revenues	672	100,204	(100,876)	—
Total operating revenues	535,488	127,633	(100,876)	562,245
Purchased gas cost	230,887	561	(100,562)	130,886
Operation and maintenance expense	111,895	33,494	(314)	145,075
Depreciation and amortization expense	66,504	24,167	—	90,671
Taxes, other than income	64,420	8,200	—	72,620
Operating income	61,782	61,211	—	122,993
Miscellaneous expense	(1,191)	(812)	—	(2,003)
Interest charges	13,315	10,034	—	23,349
Income before income taxes	47,276	50,365	—	97,641
Income tax expense	11,932	14,516	—	26,448
Net income	$35,344	$35,849	$—	$71,193
Capital expenditures	$284,209	$110,285	$—	$394,494

	Three Months Ended June 30, 2017
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$493,738	$32,763	$—	$—	$526,501
Intersegment revenues	322	84,520	—	(84,842)	—
Total operating revenues	494,060	117,283	—	(84,842)	526,501
Purchased gas cost	197,767	1,251	—	(84,842)	114,176
Operation and maintenance expense	99,631	29,059	—	—	128,690
Depreciation and amortization expense	62,760	17,263	—	—	80,023
Taxes, other than income	56,850	6,098	—	—	62,948
Operating income	77,052	63,612	—	—	140,664
Miscellaneous expense	(62)	(227)	—	—	(289)
Interest charges	18,394	10,104	—	—	28,498
Income before income taxes	58,596	53,281	—	—	111,877
Income tax expense	22,082	18,987	—	—	41,069
Net income	$36,514	$34,294	$—	$—	$70,808
Capital expenditures	$205,780	$46,983	$—	$—	$252,763

	Nine Months Ended June 30, 2018
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,593,578	$77,268	$—	$2,670,846
Intersegment revenues	1,993	297,783	(299,776)	—
Total operating revenues	2,595,571	375,051	(299,776)	2,670,846
Purchased gas cost	1,421,698	1,906	(298,841)	1,124,763
Operation and maintenance expense	347,623	89,027	(935)	435,715
Depreciation and amortization expense	197,587	70,839	—	268,426
Taxes, other than income	184,219	24,181	—	208,400
Operating income	444,444	189,098	—	633,542
Miscellaneous expense	(2,198)	(2,093)	—	(4,291)
Interest charges	51,581	30,581	—	82,162
Income before income taxes	390,665	156,424	—	547,089
Income tax (benefit) expense	(39,021)	21,793	—	(17,228)
Net income	$429,686	$134,631	$—	$564,317
Capital expenditures	$749,693	$338,779	$—	$1,088,472

	Nine Months Ended June 30, 2017
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,210,221	$84,634	$—	$—	$2,294,855
Intersegment revenues	1,036	254,573	—	(255,609)	—
Total operating revenues	2,211,257	339,207	—	(255,609)	2,294,855
Purchased gas cost	1,106,209	2,331	—	(255,565)	852,975
Operation and maintenance expense	296,048	89,863	—	(44)	385,867
Depreciation and amortization expense	185,219	49,429	—	—	234,648
Taxes, other than income	165,032	20,579	—	—	185,611
Operating income	458,749	177,005	—	—	635,754
Miscellaneous income (expense)	334	(784)	—	—	(450)
Interest charges	56,437	30,035	—	—	86,472
Income from continuing operations before income taxes	402,646	146,186	—	—	548,832
Income tax expense	149,623	52,351	—	—	201,974
Income from continuing operations	253,023	93,835	—	—	346,858
Income from discontinued operations, net of tax	—	—	10,994	—	10,994
Gain on sale of discontinued operations, net of tax	—	—	2,716	—	2,716
Net income	$253,023	$93,835	$13,710	$—	$360,568
Capital expenditures	$636,449	$175,699	$—	$—	$812,148

Balance sheet information at June 30, 2018 and September 30, 2017 by segment is presented in the following tables:

	June 30, 2018
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$7,427,486	$2,644,374	$—	$10,071,860
Total assets	$10,840,846	$2,866,266	$(2,199,488)	$11,507,624

	September 30, 2017
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$6,849,517	$2,409,665	$—	$9,259,182
Total assets	$10,050,164	$2,621,601	$(1,922,169)	$10,749,596

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic and diluted earnings per share for the three and nine months ended June 30, 2018 and 2017 are calculated as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Basic and Diluted Earnings Per Share from continuing operations
Income from continuing operations	$71,193	$70,808	$564,317	$346,858
Less: Income from continuing operations allocated to participating securities	59	75	545	424
Income from continuing operations available to common shareholders	$71,134	$70,733	$563,772	$346,434
Basic and diluted weighted average shares outstanding	111,851	106,364	110,707	105,862
Income from continuing operations per share — Basic and Diluted	$0.64	$0.67	$5.09	$3.27

Basic and Diluted Earnings Per Share from discontinued operations
Income from discontinued operations	$—	$—	$—	$13,710
Less: Income from discontinued operations allocated to participating securities	—	—	—	15
Income from discontinued operations available to common shareholders	$—	$—	$—	$13,695
Basic and diluted weighted average shares outstanding	111,851	106,364	110,707	105,862
Income from discontinued operations per share — Basic and Diluted	$—	$—	$—	$0.13
Net income per share — Basic and Diluted	$0.64	$0.67	$5.09	$3.40

5.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 5 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. There were no material changes in the terms of our debt instruments during the nine months ended June 30, 2018.
Long-term debt at June 30, 2018 and September 30, 2017 consisted of the following:

	June 30, 2018	September 30, 2017
	(In thousands)
Unsecured 8.50% Senior Notes, due March 2019	$450,000	$450,000
Unsecured 3.00% Senior Notes, due 2027	500,000	500,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	750,000	750,000
Medium-term note Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Floating-rate term loan, due September 2019(1)	125,000	125,000
Total long-term debt	3,085,000	3,085,000
Less:
Original issue (premium) / discount on unsecured senior notes and debentures	(4,425)	(4,384)
Debt issuance cost	21,110	22,339
Current maturities	450,000	—
	$2,618,315	$3,067,045

(1)	Up to $200 million can be drawn under this term loan.

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
Currently, our short-term borrowing requirements are satisfied through a combination of a $1.5 billion commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $1.5 billion of total working capital funding. The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility. On March 26, 2018, we executed one of our two one-year extension options which extended the maturity date from September 25, 2021 to September 25, 2022. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from zero percent to 1.25 percent, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the loan, total committed availability to $1.75 billion. At June 30, 2018 and September 30, 2017, a total of $244.8 million and $447.7 million was outstanding under our commercial paper program.
Additionally, we have a $25 million 364-day unsecured facility, which was renewed effective April 1, 2018 and expires March 31, 2019, and a $10 million 364-day unsecured revolving credit facility, which is used primarily to issue letters of credit. At June 30, 2018, there were no borrowings outstanding under either of these facilities; however, outstanding letters of credit reduced the total amount available to us under our $10 million facility to $4.4 million.
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At June 30, 2018, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 42 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. We were in compliance with all of our debt covenants as of June 30, 2018. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.
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
The decrease in the federal statutory income tax rate reduced our net deferred tax liability by $903.7 million. Of this amount, $738.2 million relates to regulated operations and has been recorded as a regulatory liability, a portion of which is currently being returned to utility customers. The period and timing of these revenue adjustments are subject to Internal Revenue Code provisions and regulatory actions in each of the eight states in which we operate. During the third quarter of fiscal 2018, the Company amortized $0.5 million of this regulatory liability. The remaining $165.5 million has been reflected as a one-time income tax benefit in our condensed consolidated statement of income for the nine months ended June 30, 2018, because these taxes are not related to our cost of service ratemaking.
At June 30, 2018, we had $270.7 million of remeasured federal net operating loss carryforwards. The federal net operating loss carryforwards are available to offset future taxable income and will begin to expire in 2029. The Company also has $10.1 million of federal alternative minimum tax credit carryforwards that do not expire and are expected to be fully refunded to us between 2019 and 2022 as a result of changes introduced by the TCJA. These credit carryforwards are now reflected as taxes receivable within the deferred charges and other assets line item on our condensed consolidated balance sheet. In addition, the Company has $5.3 million in remeasured charitable contribution carryforwards to offset future taxable income. The Company’s charitable contribution carryforwards expire between 2018 and 2023.
The Company also has $21.2 million of state net operating loss carryforwards and $1.5 million of state tax credit carryforwards (net of $5.6 million and $0.4 million of remeasured federal effects). Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards will begin to expire between 2018 and 2032.
Due to the changes introduced by the TCJA, we now believe it is more likely than not that the benefit from certain charitable contribution carryforwards for which a valuation allowance was previously established will be realized. As a result, we reduced our valuation allowance by $4.2 million during the first quarter. This amount is included in the $165.5 million one-time income tax benefit.
The SEC issued guidance in Staff Accounting Bulletin 118 (SAB 118), which allows us to record provisional amounts during a one-year measurement period, similar to the measurement period in accounting for business combinations. The Company has determined a reasonable estimate for the measurement and accounting for certain effects of the TCJA, including the remeasurement of our net deferred tax liabilities and the establishment of a regulatory liability, which have been reflected as provisional amounts in the June 30, 2018 condensed consolidated financial statements and are described in further detail above. The amounts represent our best estimates based upon records, information and current guidance. We are still analyzing certain aspects of the TCJA, refining our calculations and expecting additional guidance relating to the TCJA from the U.S. Department of the Treasury and the Internal Revenue Service.  Any additional guidance issued or future actions of our regulators could potentially affect the final determination of the accounting effects arising from the implementation of the TCJA.
We are actively working with our regulators in each jurisdiction to address the impact of the TCJA on our cost of service based rates. Accounting orders were issued for all our service areas that required us to establish, effective January 1, 2018, a separate regulatory liability for the difference in taxes included in our rates that have been calculated based on a 35% statutory income tax rate and the new 21% statutory income tax rate. The establishment of this regulatory liability relating to our cost of service rates resulted in a reduction to our revenues beginning in the second quarter of fiscal 2018. The period and timing of the return of these liabilities to utility customers is being determined by regulators in each of our jurisdictions. As of June 30, 2018, this regulatory liability was $30.9 million.
We have received approval from regulators to update our cost of service rates to reflect the decrease in the statutory income tax rate in our Colorado, Kansas, Kentucky, Louisiana and Texas service areas. We are still working with regulators in Mississippi, Tennessee and Virginia to reflect the effects of the lower statutory income tax rate in our cost of service in rates. During the third quarter of fiscal 2018, we received approval from regulators to return amounts to customers related to the regulatory liabilities recorded for differences in our cost of service rates due to change in the federal statutory income tax rate in Colorado and Kansas, in accordance with regulatory proceedings within one year.
During the third quarter of fiscal 2018, we received approval from regulators to return amounts to customers related to the regulatory liabilities recorded for the excess deferred taxes created upon implementation of the TCJA in Colorado, Kentucky and Louisiana in accordance with regulatory proceedings on a provisional basis over periods ranging from 18 to 40 years. In our remaining jurisdictions, the treatment of the effects of the TCJA in rates is being addressed in ongoing or will be addressed in future regulatory proceedings.

7.    Shareholders' Equity

Shelf Registration, At-the-Market Equity Sales Program and Equity Issuance
On March 28, 2016, we filed a registration statement with the Securities and Exchange Commission (SEC) that originally permitted us to issue, from time to time, up to $2.5 billion in common stock and/or debt securities, which expires March 28, 2019. At June 30, 2018, approximately $650 million of securities remained available for issuance under the shelf registration statement.
On November 14, 2017, we filed a prospectus supplement under the registration statement relating to an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $500 million, which expires March 28, 2019. During the nine months ended June 30, 2018, no shares of common stock were sold under the ATM program.
On November 30, 2017, we filed a prospectus supplement under the registration statement relating to an underwriting agreement to sell 4,558,404 shares of our common stock for $400 million. After expenses, net proceeds from the offering were $395.1 million.

Accumulated Other Comprehensive Income (Loss)
We record deferred gains (losses) in AOCI related to available-for-sale securities, interest rate cash flow hedges and prior to the sale of Atmos Energy Marketing, LLC (AEM) on January 1, 2017, commodity contract cash flow hedges. Deferred gains (losses) for our available-for-sale securities and commodity contract cash flow hedges are recognized in earnings upon settlement, while deferred gains (losses) related to our interest rate agreement cash flow hedges are recognized in earnings as they are amortized. The following tables provide the components of our accumulated other comprehensive income (loss) balances, net of the related tax effects allocated to each component of other comprehensive income (loss):

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2017	$7,048	$(112,302)	$(105,254)
Other comprehensive income before reclassifications	148	28,315	28,463
Amounts reclassified from accumulated other comprehensive income	(884)	1,294	410
Net current-period other comprehensive income (loss)	(736)	29,609	28,873
June 30, 2018	$6,312	$(82,693)	$(76,381)

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Commodity Contracts Cash Flow Hedges	Total
	(In thousands)
September 30, 2016	$4,484	$(187,524)	$(4,982)	$(188,022)
Other comprehensive income before reclassifications	1,485	76,602	9,847	87,934
Amounts reclassified from accumulated other comprehensive income	68	286	(4,865)	(4,511)
Net current-period other comprehensive income	1,553	76,888	4,982	83,423
June 30, 2017	$6,037	$(110,636)	$—	$(104,599)

The following tables detail reclassifications out of AOCI for the three and nine months ended June 30, 2018 and 2017. Amounts in parentheses below indicate decreases to net income in the statement of income:

Three Months Ended June 30, 2018
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
(In thousands)
Available-for-sale securities	$7	Operation and maintenance expense
	7	Total before tax
	(2)	Tax expense
	$5	Net of tax
Cash flow hedges
Interest rate agreements	$(594)	Interest charges
	(594)	Total before tax
	135	Tax benefit
	$(459)	Net of tax
Total reclassifications	$(454)	Net of tax

	Three Months Ended June 30, 2017
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Cash flow hedges
Interest rate agreements	$(177)	Interest charges
	(177)	Total before tax
	64	Tax benefit
Total reclassifications	$(113)	Net of tax

Nine Months Ended June 30, 2018
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
(In thousands)
Available-for-sale securities	$1,146	Operation and maintenance expense
	1,146	Total before tax
	(262)	Tax expense
	$884	Net of tax
Cash flow hedges
Interest rate agreements	$(1,781)	Interest charges
	(1,781)	Total before tax
	487	Tax benefit
	$(1,294)	Net of tax
Total reclassifications	$(410)	Net of tax

	Nine Months Ended June 30, 2017
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities	$(107)	Operation and maintenance expense
	(107)	Total before tax
	39	Tax benefit
	$(68)	Net of tax
Cash flow hedges
Interest rate agreements	$(450)	Interest charges
Commodity contracts	7,967	Purchased gas cost(1)
	7,517	Total before tax
	(2,938)	Tax expense
	$4,579	Net of tax
Total reclassifications	$4,511	Net of tax

(1)	Amount is presented as part of income from discontinued operations in the condensed consolidated statement of income.
8.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and nine months ended June 30, 2018 and 2017 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base. The remaining costs are recorded as a component of operation and maintenance expense.
In the second quarter of fiscal 2018, due to the retirement of certain executives, we recognized a settlement loss of $2.4 million associated with our Supplemental Executive Retirement Plan and revalued the net periodic pension cost for the remainder of fiscal 2018. The revaluation of the net periodic pension cost for our Supplemental Executive Retirement Plan resulted in an increase in the discount rate, effective March 1, 2018, to 4.12% from 3.89%, which will increase our net periodic pension cost by approximately $0.1 million for the remainder of the fiscal year.
In the third quarter of fiscal 2018, due to the retirement of one of our executives, we recognized a settlement loss of $0.9 million associated with our Supplemental Executive Retirement Plan and revalued the net periodic pension cost for the remainder of fiscal 2018. The revaluation of the net periodic pension cost for our Supplemental Executive Retirement Plan resulted in an increase in the discount rate, effective June 5, 2018, to 4.29% from 4.12%, which will increase our net periodic pension cost by approximately $0.2 million for the remainder of the fiscal year.

	Three Months Ended June 30
	Pension Benefits		Other Benefits
	2018	2017	2018	2017
	(In thousands)
Components of net periodic pension cost:
Service cost	$4,794	$5,216	$3,020	$3,109
Interest cost	6,448	6,296	2,726	2,669
Expected return on assets	(6,917)	(6,993)	(2,002)	(1,796)
Amortization of prior service cost (credit)	(57)	(57)	2	(411)
Amortization of actuarial (gain) loss	3,050	4,248	(1,618)	(706)
Settlements	888	—	—	—
Net periodic pension cost	$8,206	$8,710	$2,128	$2,865

	Nine Months Ended June 30
	Pension Benefits		Other Benefits
	2018	2017	2018	2017
	(In thousands)
Components of net periodic pension cost:
Service cost	$13,929	$15,649	$9,059	$9,327
Interest cost	19,311	18,890	8,180	8,009
Expected return on assets	(20,750)	(20,981)	(6,005)	(5,389)
Amortization of prior service cost (credit)	(173)	(173)	8	(1,233)
Amortization of actuarial (gain) loss	9,224	12,746	(4,855)	(2,120)
Settlements	3,303	—	—	—
Net periodic pension cost	$24,844	$26,131	$6,387	$8,594

The assumptions used to develop our net periodic pension cost for the three and nine months ended June 30, 2018 and 2017 are as follows:

	Supplemental Executive Retirement Plan		Pension Benefits		Other Benefits
	2018	2017	2018	2017	2018	2017
Discount rate	4.29%	3.73%	3.89%	3.73%	3.89%	3.73%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	N/A	N/A
Expected return on plan assets	N/A	N/A	6.75%	7.00%	4.29%	4.45%
The discount rate used to compute the present value of a plan’s liabilities generally is based on rates of high-grade corporate bonds with maturities similar to the average period over which the benefits will be paid. Generally, our funding policy has been to contribute annually an amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974. In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plan as of January 1, 2018. Based on that determination, we are not required to make a minimum contribution to our defined benefit plan during fiscal 2018; however, we may consider whether a voluntary contribution is prudent to maintain certain funding levels.
We contributed $11.4 million to our other post-retirement benefit plans during the nine months ended June 30, 2018. We expect to contribute a total of between $10 million and $20 million to these plans during fiscal 2018.
9.    Commitments and Contingencies
Litigation and Environmental Matters
In the normal course of business, we are subject to various legal and regulatory proceedings. For such matters, we record liabilities when they are considered probable and estimable, based on currently available facts, our historical experience, and our estimates of the ultimate outcome or resolution of the liability in the future. While the outcome of these proceedings is uncertain and a loss in excess of the amount we have accrued is possible though not reasonably estimable, it is the opinion of management that any amounts exceeding the accruals will not have a material adverse impact on our financial position, results of operations or cash flows.

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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices indexed to natural gas hubs. At June 30, 2018, we were committed to purchase 53.6 Bcf within one year and 51.2 Bcf within two to three years under indexed contracts.
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
As of June 30, 2018, formula rate mechanisms were pending regulatory approval in our Louisiana, Mid-Tex, Tennessee and West Texas service areas, infrastructure mechanisms were pending regulatory approval in our Mississippi service area and rate cases were pending regulatory approval in our Mid-Tex, Virginia and West Texas service areas. These regulatory proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Additionally, as discussed in further detail in Note 6, all jurisdictions are addressing impacts of the TCJA.
10.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 13 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. During the nine months ended June 30, 2018, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.

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
As of June 30, 2018, we had forward starting interest rate swaps to effectively fix the Treasury yield component associated with the anticipated issuance of $450 million unsecured senior notes in fiscal 2019 at 3.78%, which we designated as a cash flow hedge at the time the swaps were executed. As of June 30, 2018, we had $48.7 million of net realized losses in accumulated other comprehensive income (AOCI) associated with the settlement of financial instruments used to fix the Treasury yield component of the interest cost of financing various issuances of long-term debt and senior notes, which will be recognized as a component of interest expense over the life of the associated notes from the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2045.

Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and income statements.
As of June 30, 2018, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of June 30, 2018, we had 11,446 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of June 30, 2018 and September 30, 2017. The gross amounts of recognized assets and liabilities are netted within our unaudited Condensed Consolidated Balance Sheets to the extent that we have netting arrangements with our counterparties.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
June 30, 2018
Designated As Hedges:
Interest rate contracts	Other current assets / Other current liabilities	$—	$(75,763)
Total		—	(75,763)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	869	(741)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	108	—
Total		977	(741)
Gross Financial Instruments		977	(76,504)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		—	—
Net Financial Instruments		977	(76,504)
Cash collateral		—	—
Net Assets/Liabilities from Risk Management Activities		$977	$(76,504)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2017
Designated As Hedges:
Interest rate contracts	Deferred charges and other assets / Deferred credits and other liabilities	$—	$(112,076)
Total		—	(112,076)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	2,436	(322)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	803	—
Total		3,239	(322)
Gross Financial Instruments		3,239	(112,398)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		—	—
Net Financial Instruments		3,239	(112,398)
Cash collateral		—	—
Net Assets/Liabilities from Risk Management Activities		$3,239	$(112,398)

Impact of Financial Instruments on the Income Statement
Cash Flow Hedges
As discussed above, our distribution segment has interest rate swap agreements, which we designated as a cash flow hedge at the time the swaps were executed. The net loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of income for the three months ended June 30, 2018 and 2017 was $0.6 million and $0.2 million and for the nine months ended June 30, 2018 and 2017 was $1.8 million and $0.5 million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and nine months ended June 30, 2018 and 2017. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the income statement as incurred.

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017 (1)	2018	2017 (1)
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$7,861	$(18,669)	$28,315	$76,602
Forward commodity contracts(2)	—	—	—	9,847
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	459	113	1,294	286
Forward commodity contracts(2)	—	—	—	(4,865)
Total other comprehensive income (loss) from hedging, net of tax	$8,320	$(18,556)	$29,609	$81,870

(1)	Utilizing an income tax rate ranging from 37 percent to 39 percent based on the effective rates in each taxing jurisdiction for the three and nine-month periods ended June 30, 2017.

(2)	Due to the sale of AEM, these amounts are included in income from discontinued operations.

Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. The following amounts, net of deferred taxes, represent the expected recognition in earnings, as of June 30, 2018, of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments at the date of settlement. However, the table below does not include the expected recognition in earnings of our outstanding interest rate agreements as those instruments have not yet settled.

Interest Rate Agreements
(In thousands)
Next twelve months	$(1,848)
Thereafter	(46,808)
Total	$(48,656)

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
11.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. During the nine months ended June 30, 2018, there were no changes in these methods.
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 and September 30, 2017. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	June 30, 2018
	(In thousands)
Assets:
Financial instruments	$—	$977	$—	$—	$977
Available-for-sale securities
Registered investment companies	43,548	—	—	—	43,548
Bond mutual funds	21,378	—	—	—	21,378
Bonds	—	30,303	—	—	30,303
Money market funds	—	2,195	—	—	2,195
Total available-for-sale securities	64,926	32,498	—	—	97,424
Total assets	$64,926	$33,475	$—	$—	$98,401
Liabilities:
Financial instruments	$—	$76,504	$—	$—	$76,504

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2017
	(In thousands)
Assets:
Financial instruments	$—	$3,239	$—	$—	$3,239
Available-for-sale securities
Registered investment companies	41,097	—	—	—	41,097
Bond mutual funds	16,371	—	—	—	16,371
Bonds	—	29,104	—	—	29,104
Money market funds	—	1,837	—	—	1,837
Total available-for-sale securities	57,468	30,941	—	—	88,409
Total assets	$57,468	$34,180	$—	$—	$91,648
Liabilities:
Financial instruments	$—	$112,398	$—	$—	$112,398

(1)
Our Level 2 measurements consist of over-the-counter options and swaps, which are valued using a market-based approach in which observable market prices are adjusted for criteria specific to each instrument, such as the strike price, notional amount or basis differences, municipal and corporate bonds, which are valued based on the most recent available quoted market prices and money market funds that are valued at cost.

Available-for-sale securities are comprised of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
As of June 30, 2018
Domestic equity mutual funds	$28,283	$8,973	$(293)	$36,963
Foreign equity mutual funds	4,656	1,929	—	6,585
Bond mutual funds	21,673	—	(295)	21,378
Bonds	30,434	8	(139)	30,303
Money market funds	2,195	—	—	2,195
	$87,241	$10,910	$(727)	$97,424
As of September 30, 2017
Domestic equity mutual funds	$25,361	$8,920	$—	$34,281
Foreign equity mutual funds	4,581	2,235	—	6,816
Bond mutual funds	16,391	2	(22)	16,371
Bonds	29,074	46	(16)	29,104
Money market funds	1,837	—	—	1,837
	$77,244	$11,203	$(38)	$88,409
At June 30, 2018 and September 30, 2017, our available-for-sale securities included $45.7 million and $42.9 million related to assets held in separate rabbi trusts for our supplemental executive benefit plans. At June 30, 2018, we maintained investments in bonds that have contractual maturity dates ranging from July 2018 through June 2021.
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
Other Fair Value Measures
Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our debt as of June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
	(In thousands)
Carrying Amount	$3,085,000	$3,085,000
Fair Value	$3,216,893	$3,382,272

12.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 16 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. During the nine months ended June 30, 2018, there were no material changes in our concentration of credit risk.
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
The operating results of our natural gas marketing reportable segment have been reported on the condensed consolidated statement of income as income from discontinued operations, net of income tax, for the nine months ended June 30, 2017.  Accordingly, expenses related to allocable general corporate overhead and interest expense are not included in these results.
The tables below set forth selected financial information related to discontinued operations. Operating expenses include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income. At June 30, 2018 and September 30, 2017 we did not have any assets or liabilities held for sale.
The following table presents statement of income data related to discontinued operations:

Nine Months Ended June 30, 2017
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

Nine Months Ended June 30, 2017
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
Due to the sale of AEM, we determined that the cash flows associated with our natural gas marketing commodity cash flow hedges were no longer probable of occurring; therefore, we discontinued hedge accounting as of December 31, 2016. As a result, we reclassified the gain in accumulated other comprehensive income associated with the commodity contracts into earnings as a reduction of purchased gas cost and recognized a pre-tax gain of $10.6 million, which is included in income from discontinued operations on the condensed consolidated statement of income for the nine months ended June 30, 2017.
The Company's other risk management activities are discussed in Note 10.
Impact of Financial Instruments on the Income Statement
Hedge ineffectiveness for our natural gas marketing segment was recorded as a component of purchased gas cost, which is included in discontinued operations on the condensed consolidated statements of income, and primarily results from differences in the location and timing of the derivative instrument and the hedged item. For the nine months ended June 30,

2017, we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $3.4 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.
 Fair Value Hedges
The impact of our natural gas marketing segment commodity contracts designated as fair value hedges and the related hedged item on the results of discontinued operations on our condensed consolidated income statement for the nine months ended June 30, 2017 is presented below.

Nine Months Ended June 30, 2017
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
Cash Flow Hedges
The impact of our natural gas marketing segment cash flow hedges on our condensed consolidated income statements for the nine months ended June 30, 2017 is presented below:

Nine Months Ended June 30, 2017
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
Financial Instruments Not Designated as Hedges
The impact of the natural gas marketing segment's financial instruments that had not been designated as hedges on our condensed consolidated income statements for the nine months ended June 30, 2017 was a decrease in purchased gas cost of $6.8 million, which is included in discontinued operations on the condensed consolidated statements of income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Atmos Energy Corporation
We have reviewed the condensed consolidated balance sheet of Atmos Energy Corporation as of June 30, 2018 and the related condensed consolidated statements of income and comprehensive income for the three and nine month periods ended June 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the nine month periods ended June 30, 2018 and 2017. These financial statements are the responsibility of the Company’s management.
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
August 8, 2018

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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at June 30, 2018 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the nine months ended June 30, 2018.

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
As described further in Note 6, the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA") required us to remeasure our deferred tax assets and liabilities at our new federal statutory income tax rate as of December 22, 2017. The remeasurement of our net deferred tax liabilities resulted in the recognition of a non-cash income tax benefit of $165.5 million for the nine months ended June 30, 2018. Due to the non-recurring nature of this benefit, we believe that income from continuing operations and diluted earnings per share from continuing operations before the non-cash income tax benefit provide a more relevant measure to analyze our financial performance than income from continuing operations and consolidated diluted earnings per share from continuing operations. Accordingly, the following discussion and analysis of our financial performance will reference adjusted income from continuing operations and diluted earnings per share, which is calculated as follows:

	Nine Months Ended June 30
	2018	2017	Change
	(In thousands, except per share data)
Income from continuing operations	$564,317	$346,858	$217,459
TCJA non-cash income tax benefit	165,522	—	165,522
Adjusted income from continuing operations	$398,795	$346,858	$51,937

Consolidated diluted EPS from continuing operations	$5.09	$3.27	$1.82
Diluted EPS from TCJA non-cash income tax benefit	1.49	—	1.49
Adjusted diluted EPS from continuing operations	$3.60	$3.27	$0.33

RESULTS OF OPERATIONS

Executive Summary
Atmos Energy strives to operate our businesses safely and reliably while delivering superior shareholder value. Our commitment to modernizing our natural gas distribution and transmission systems requires a significant level of capital spending. We have the ability to begin recovering a significant portion of these investments timely through rate designs and mechanisms that reduce or eliminate regulatory lag and separate the recovery of our approved rate from customer usage patterns. The execution of our capital spending program, the ability to recover these investments timely and our ability to access the capital markets to satisfy our financing needs are the primary drivers that affect our financial performance.
During the nine months ended June 30, 2018, we recorded income from continuing operations of $564.3 million, or $5.09 per diluted share, compared to income from continuing operations of $346.9 million, or $3.27 per diluted share for the nine months ended June 30, 2017.
After adjusting for the nonrecurring benefit recognized after implementing the TCJA, we recorded adjusted income from continuing operations of $398.8 million, or $3.60 per diluted share for the nine months ended June 30, 2018, compared to adjusted income from continuing operations of $346.9 million, or $3.27 per diluted share for the nine months ended June 30, 2017. The period-over-period increase of $51.9 million, or 15 percent, largely reflects positive rate outcomes, weather that was 36 percent colder than the prior year, customer growth in our distribution business and the impact of the TCJA on our effective income tax rate, partially offset by reduced revenues as a result of implementing the TCJA. During the nine months ended June 30, 2018, we completed 18 regulatory proceedings, resulting in an increase in annual operating income of $82.0 million and had nine ratemaking efforts in progress at June 30, 2018, seeking a total increase in annual operating income of $36.0 million.
Capital expenditures for the first nine months of fiscal 2018 were $1.1 billion. Over 80 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less. We expect our capital expenditures to total approximately $1.4 billion for fiscal 2018. We funded our capital expenditures program primarily through operating cash flows of $1.0 billion. Additionally, we issued $400 million of common stock during the nine months ended June 30, 2018. The net proceeds from the issuance were primarily used to repay short-term debt under our commercial paper program, to fund capital spending and for general corporate purposes.
As a result of our sustained financial performance, improved cash flows and capital structure, our Board of Directors increased the quarterly dividend by 7.8 percent for fiscal 2018.
TCJA Impact
The TCJA introduced several significant changes to corporate income tax laws in the United States, which have been reflected in our condensed consolidated financial statements for the period ended June 30, 2018. As a rate regulated entity, the effects of lower tax rates included in our cost of service rates will ultimately flow through to our utility customers in the form of adjusted rates. Therefore, the favorable impact of the reduction in our federal statutory income tax rate on our financial performance will be limited to items that impact our income before income taxes in the current period that have not yet been reflected in our rates (most notably increases to and decreases in commission-approved regulatory assets and liabilities recorded on our condensed consolidated balance sheet) and market-based revenues that are earned from customers who utilize our assets. Note 6 to the condensed consolidated financial statements details the various impacts of the TCJA on our financial position and results from operations. The most significant changes are summarized as follows:

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

•
As a result of implementing the TCJA, we remeasured our net deferred tax liability using our new federal statutory income tax rate, which reduced our net deferred tax liability by $903.7 million. Of this amount, $738.2 million was reclassified to a regulatory liability, which will be, and as discussed further below is being returned to utility customers in some of our jurisdictions. During the third quarter of fiscal 2018, we amortized $0.5 million of this regulatory liability. The remaining $165.5 million was recognized as a one-time, non-cash income tax benefit in our condensed consolidated statement of income for the nine months ended June 30, 2018.

•
Atmos Energy supports our regulators' efforts to ensure our utility customers receive the full benefits of changes in our cost of service rates arising from tax reform. Income taxes, like other costs, are passed through to our customers in our rates; however, changes to customer rates must be approved by our regulators. Beginning in the second quarter of fiscal 2018, we established regulatory liabilities in all our jurisdictions for the difference in taxes included in our cost of service rates that have been calculated based on a 35% statutory income tax rate and a 21% statutory income tax rate, which reduced our revenues. As described in Note 6, as of June 30, 2018, we have received approval from most of our regulators to adjust customer rates for the lower statutory income tax rate. We have also received approval from regulators in Colorado and Kansas to return amounts to customers related to the regulatory liability recorded for differences in our cost of service rates due to the change in the statutory income tax rate within one year. Additionally, in Colorado, Louisiana and Kentucky, we have received approval from regulators to return the excess deferred taxes created upon implementation of the TCJA over a period ranging from 18 to 40 years. In our remaining jurisdictions, the treatment of the effects of the TCJA in rates is being addressed in ongoing or future regulatory proceedings.

•
The enactment of the TCJA is expected to reduce our cash flows from operations primarily due to 1) the collection of taxes at a lower rate and 2) the return of regulatory liabilities established in response to the enactment of the TCJA and regulatory activities to our utility customers. We intend to externally finance this reduction in operating cash flow in a balanced fashion in order to maintain an equity-to-total-capitalization ratio ranging from 50% to 60% to maintain our current credit ratings. We currently anticipate this external financing need will range from a total of $500 million to $600 million through fiscal 2022.

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

Three Months Ended June 30, 2018 compared with Three Months Ended June 30, 2017
Financial and operational highlights for our distribution segment for the three months ended June 30, 2018 and 2017 are presented below.

	Three Months Ended June 30
	2018	2017	Change
	(In thousands, unless otherwise noted)
Operating revenues	$535,488	$494,060	$41,428
Purchased gas cost	230,887	197,767	33,120
Contribution margin	304,601	296,293	8,308
Operating expenses	242,819	219,241	23,578
Operating income	61,782	77,052	(15,270)
Miscellaneous expense	(1,191)	(62)	(1,129)
Interest charges	13,315	18,394	(5,079)
Income before income taxes	47,276	58,596	(11,320)
Income tax expense	11,932	22,082	(10,150)
Net income	$35,344	$36,514	$(1,170)
Consolidated distribution sales volumes — MMcf	49,369	42,974	6,395
Consolidated distribution transportation volumes — MMcf	33,079	33,307	(228)
Total consolidated distribution throughput — MMcf	82,448	76,281	6,167
Consolidated distribution average cost of gas per Mcf sold	$4.68	$4.60	$0.08
Income before income taxes for our distribution segment decreased 19 percent, primarily due to a $23.6 million increase in operating expenses, partially offset by an $8.3 million increase in contribution margin. The quarter-over-quarter increase in contribution margin primarily reflects:

•	an $11.2 million net increase in rate adjustments, before the effect of the TCJA, primarily in our Mid-Tex and Kentucky/Mid-States Divisions.

•	a $4.2 million increase in revenue-related taxes primarily in our Mid-Tex Division, offset by a corresponding $7.3 million increase in the related tax expense.

•	a $2.7 million increase in transportation margin primarily in our Kentucky/Mid-States Division.

•	a $12.4 million decrease in contribution margin due to the inclusion of the lower statutory federal income tax rate in our revenues due to implementation of the TCJA.
The increase in operating expenses, which includes operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, is attributable to an increase in employee-related costs, incremental system integrity activities and increased depreciation and property taxes associated with increased capital investments.
The decrease in income tax expense reflects a reduction in our effective tax rate from 37.7% to 25.2%, as a result of the TCJA.

The following table shows our operating income by distribution division, in order of total rate base, for the three months ended June 30, 2018 and 2017. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended June 30
	2018	2017	Change
	(In thousands)
Mid-Tex	$24,612	$37,055	$(12,443)
Kentucky/Mid-States	11,546	13,073	(1,527)
Louisiana	10,821	11,051	(230)
West Texas	5,135	6,639	(1,504)
Mississippi	5,421	3,437	1,984
Colorado-Kansas	2,043	3,842	(1,799)
Other	2,204	1,955	249
Total	$61,782	$77,052	$(15,270)

Nine Months Ended June 30, 2018 compared with Nine Months Ended June 30, 2017

Financial and operational highlights for our distribution segment for the nine months ended June 30, 2018 and 2017 are presented below.

	Nine Months Ended June 30
	2018	2017	Change
	(In thousands, unless otherwise noted)
Operating revenues	$2,595,571	$2,211,257	$384,314
Purchased gas cost	1,421,698	1,106,209	315,489
Contribution margin	1,173,873	1,105,048	68,825
Operating expenses	729,429	646,299	83,130
Operating income	444,444	458,749	(14,305)
Miscellaneous (expense) income	(2,198)	334	(2,532)
Interest charges	51,581	56,437	(4,856)
Income before income taxes	390,665	402,646	(11,981)
One-time, non-cash income tax benefit	(143,789)	—	(143,789)
Income tax expense	104,768	149,623	(44,855)
Net income	$429,686	$253,023	$176,663
Consolidated regulated distribution sales volumes — MMcf	269,722	215,158	54,564
Consolidated regulated distribution transportation volumes — MMcf	117,061	109,397	7,664
Total consolidated regulated distribution throughput — MMcf	386,783	324,555	62,228
Consolidated regulated distribution average cost of gas per Mcf sold	$5.27	$5.14	$0.13

Income before income taxes for our distribution segment decreased three percent, primarily due to an $83.1 million increase in operating expenses, partially offset with a $68.8 million increase in contribution margin. The year-over-year increase in contribution margin primarily reflects:

•	a $64.4 million net increase in rate adjustments, excluding rate adjustments resulting from the TCJA, primarily in our Mid-Tex, Kentucky/Mid-States, Mississippi and West Texas Divisions.

•	a $14.2 million increase in residential and commercial net consumption, primarily in our Mid-Tex and Kentucky/Mid-States Divisions.

•	a $15.4 million increase in revenue-related taxes primarily in our Mid-Tex Division, offset by a corresponding $15.0 million increase in the related tax expense.

•	an $8.6 million increase in transportation margin primarily in our Kentucky/Mid-States Division.

•	a $5.8 million increase from customer growth, primarily in our Mid-Tex Division.

•
a $38.7 million decrease in contribution margin due to the inclusion of the lower statutory federal income tax rate in our revenues due to implementation of the TCJA. Of this amount, $17.3 million has been reflected in customer bills. The remaining $21.4 million relates to the establishment of regulatory liabilities for the difference between the former 35% federal statutory income tax rate and the current 21% rate.
The increase in operating expenses largely reflects expenses incurred after we decided to undertake a planned outage of our natural gas distribution system in Northwest Dallas. In late February 2018, there were gas-related incidents in Northwest Dallas, one of which resulted in a fatality and injuries to four other residents.  The National Transportation Safety Board (NTSB) is investigating the latter incident. Together with the Railroad Commission of Texas and the Pipeline and Hazardous Materials Safety Administration, we are a party to the investigation and in that capacity we are working closely with the NTSB to help determine the cause of this incident.  On March 1, 2018, we initiated a planned outage of a portion of our natural gas distribution system in Northwest Dallas that affected approximately 2,400 homes.  The outage was initiated after we experienced a sudden and unexplainable increase in leaks in this confined geographic area in less than a week’s time.  Based upon our preliminary assessment, we believe an extraordinary combination of events and circumstances that could not have been predicted, anticipated, readily modeled or foreseen damaged our pipeline system in that area.  These events and circumstances, include, but are not limited to, geology, hydrology, soil conditions and record rainfall.  The system was replaced and placed into service by March 31, 2018.  While the system was replaced, we provided financial assistance to the affected residents and incurred other related costs of approximately $24 million.
The remaining increase in operating expenses is attributable to an increase in employee-related costs, incremental system integrity activities and increased depreciation and property taxes associated with increased capital investments.
The decrease in income tax expense reflects a reduction in our effective tax rate from 37.2% to 26.8%, as a result of the TCJA.
The following table shows our operating income by distribution division, in order of total rate base, for the nine months ended June 30, 2018 and 2017. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Nine Months Ended June 30
	2018	2017	Change
	(In thousands)
Mid-Tex	$175,727	$200,607	$(24,880)
Kentucky/Mid-States	76,204	69,821	6,383
Louisiana	64,849	61,276	3,573
West Texas	42,326	42,590	(264)
Mississippi	48,792	41,197	7,595
Colorado-Kansas	32,448	33,878	(1,430)
Other	4,098	9,380	(5,282)
Total	$444,444	$458,749	$(14,305)

Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first nine months of fiscal 2018, we completed 16 regulatory proceedings, resulting in a $10.8 million increase in annual operating income as summarized below. The recent ratemaking activities and changes to operating income discussed below that include the impacts of tax reform are not reflective of the true economic benefit of the rate case outcome as it does not include the corresponding benefit we will receive in income tax expense due to the decrease in our statutory tax rate from 35% to 21%.

Rate Action	Annual Increase (Decrease) in Operating Income
(In thousands)
Annual formula rate mechanisms	$23,214
Rate case filings	(12,853)
Other rate activity	457
$10,818

The following ratemaking efforts seeking $36.0 million in increased annual operating income were in progress as of June 30, 2018:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Louisiana	Formula Rate Mechanism	LGS (1)(2)	$(1,521)
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities(2)	28,036
Mid-Tex	Rate Case	ATM Cities (2)	4,252
Mid-Tex	Rate Case	Environs (2)	(1,875)
Mississippi	Infrastructure Mechanism	Mississippi (2)	7,976
Kentucky/Mid-States	Formula Rate Mechanism	Tennessee (2)	(5,032)
Kentucky/Mid-States	Rate Case	Virginia (2)	605
West Texas	Formula Rate Mechanism	WT Cities (2)	4,030
West Texas	Rate Case	Environs (2)	(485)
			$35,986

(1)	The Louisiana Public Service Commission Staff issued a report, reflecting the impact of TCJA, which recommends an operating income decrease of $1.5 million, effective July 1, 2018.

(2)	The filing amount reflects a 21% federal income tax rate resulting from the TCJA.
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

The following annual formula rate mechanisms were approved during the nine months ended June 30, 2018:

Division	Jurisdiction	Test Year Ended	Increase (Decrease) in Annual Operating Income	Effective Date
		(In thousands)
2018 Filings:
Kentucky/Mid-States	Tennessee - ARM True-up	05/31/2017	$382	10/15/2018
West Texas	Amarillo, Lubbock, Dalhart and Channing(1)	12/31/2017	4,418	06/08/2018
Mid-Tex	Environs(1)	12/31/2017	1,604	06/05/2018
West Texas	Environs(1)	12/31/2017	826	06/05/2018
Louisiana	Trans La(1)	09/30/2017	(1,913)	05/01/2018
Colorado-Kansas	Kansas GSRS	09/30/2018	820	02/27/2018
Colorado-Kansas	Colorado SSIR	12/31/2018	2,228	12/20/2017
Mississippi	Mississippi - SIR	10/31/2018	7,658	12/05/2017
Mississippi	Mississippi - SGR (2)	10/31/2018	1,245	12/05/2017
Mississippi	Mississippi - SRF (2)	10/31/2018	—	12/05/2017
Kentucky/Mid-States	Kentucky - PRP	09/30/2018	5,638	10/27/2017
Kentucky/Mid-States	Virginia - SAVE (3)	09/30/2017	308	10/01/2017
Total 2018 Filings			$23,214

(1)	The operating income reflects a 21% federal income tax rate resulting from the TCJA.

(2)	In our next SRF filing, the SGR rate base will be combined with the SRF rate base, per Commission order.

(3)	The Company completed our Steps to Advance Virginia Energy (SAVE) program. On October 1, 2017 a refund factor was removed from the rate resulting in an operating income increase of $0.3 million.

Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. The following table summarizes the rate cases that were completed during the nine months ended June 30, 2018.

Division	State	Increase (Decrease) in Annual Operating Income	Effective Date
		(In thousands)
2018 Rate Case Filings:
Colorado-Kansas	Colorado (1)	$(241)	05/03/2018
Kentucky/Mid-States	Kentucky (1)	(7,504)	05/03/2018
Mid-Tex	City of Dallas (1)	(5,108)	02/14/2018
Total 2018 Rate Case Filings		$(12,853)
(1) The operating income reflects a 21% federal income tax rate resulting from the TCJA.

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the nine months ended June 30, 2018.

Division	Jurisdiction	Rate Activity	Additional Annual Operating Income	Effective Date
			(In thousands)
2018 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem(1)	$457	02/01/2018
Total 2018 Other Rate Activity			$457

(1)	The Ad Valorem filing relates to a collection of property taxes in excess of the amount included in our Kansas service area's base rates.

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
Our natural gas transmission operations in Louisiana are comprised of a proprietary 21-mile pipeline located in the New Orleans, Louisiana area that is primarily used to aggregate gas supply for our distribution division in Louisiana under a long-term contract and on a more limited basis, to third parties. The demand fee charged to our Louisiana distribution division for these services is subject to regulatory approval by the Louisiana Public Service Commission. We also manage two asset management plans, which have been approved by applicable state regulatory commissions. Generally, these asset management plans require us to share with our distribution customers a significant portion of the cost savings earned from these arrangements.
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
APT annually uses GRIP to recover capital costs incurred in the prior calendar year. Following the conclusion of its rate case in August 2017, APT made a GRIP filing that covered changes in net investment from October 1, 2016 through December 31, 2016 with a requested increase in operating income of $29.0 million. On December 5, 2017, the filing was approved. On February 15, 2018, APT made a GRIP filing that covered changes in net investment from January 1, 2017 through December 31, 2017 with a requested increase in operating income of $42.2 million. On May 22, 2018, the filing was approved.
On December 21, 2016, the Louisiana Public Service Commission approved an annual increase of five percent to the demand fee charged by our natural gas transmission pipeline for each of the next 10 years, effective October 1, 2017.

Three Months Ended June 30, 2018 compared with Three Months Ended June 30, 2017
Financial and operational highlights for our pipeline and storage segment for the three months ended June 30, 2018 and 2017 are presented below.

	Three Months Ended June 30
	2018	2017	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$83,592	$84,594	$(1,002)
Third-party transportation revenue	40,515	27,369	13,146
Other revenue	3,526	5,320	(1,794)
Total operating revenues	127,633	117,283	10,350
Total purchased gas cost	561	1,251	(690)
Contribution margin	127,072	116,032	11,040
Operating expenses	65,861	52,420	13,441
Operating income	61,211	63,612	(2,401)
Miscellaneous expense	(812)	(227)	(585)
Interest charges	10,034	10,104	(70)
Income before income taxes	50,365	53,281	(2,916)
Income tax expense	14,516	18,987	(4,471)
Net income	$35,849	$34,294	$1,555
Gross pipeline transportation volumes — MMcf	215,775	192,543	23,232
Consolidated pipeline transportation volumes — MMcf	180,371	159,023	21,348
Income before income taxes for our pipeline and storage segment decreased five percent, primarily due to a $13.4 million increase in operating expenses, partially offset by an $11.0 million increase in contribution margin. The increase in contribution margin primarily reflects:

•	a $23.7 million increase in rates from the approved APT rate case and the GRIP filings approved in December 2017 and May 2018.

•
an $8.0 million decrease in contribution margin due to the inclusion of the lower statutory federal income tax rate in our revenues due to implementation of the TCJA. Of this amount, $3.1 million has been reflected in customer bills. The remaining $4.9 million relates to the establishment of regulatory liabilities for the difference between the former 35% federal statutory rate and the current 21% federal statutory rate as further described in Note 6.

Operating expenses increased $13.4 million, primarily due to higher depreciation expense associated with increased capital investments and higher system maintenance expense.
The decrease in income tax expense reflects a reduction in our effective tax rate from 35.6% to 28.8%, as a result of the TCJA.
Nine Months Ended June 30, 2018 compared with Nine Months Ended June 30, 2017
Financial and operational highlights for our pipeline and storage segment for the nine months ended June 30, 2018 and 2017 are presented below.

	Nine Months Ended June 30
	2018	2017	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$267,121	$251,354	$15,767
Third-party transportation revenue	97,860	72,414	25,446
Other revenue	10,070	15,439	(5,369)
Total operating revenues	375,051	339,207	35,844
Total purchased gas cost	1,906	2,331	(425)
Contribution margin	373,145	336,876	36,269
Operating expenses	184,047	159,871	24,176
Operating income	189,098	177,005	12,093
Miscellaneous expense	(2,093)	(784)	(1,309)
Interest charges	30,581	30,035	546
Income before income taxes	156,424	146,186	10,238
One-time, non-cash income tax benefit	(21,733)	—	(21,733)
Income tax expense	43,526	52,351	(8,825)
Net income	$134,631	$93,835	$40,796
Gross pipeline transportation volumes — MMcf	666,079	574,556	91,523
Consolidated pipeline transportation volumes — MMcf	484,456	425,150	59,306
Income before income taxes for our pipeline and storage segment increased seven percent, primarily due to a $36.3 million increase in contribution margin, partially offset by a $24.2 million increase in operating expenses. The increase in contribution margin primarily reflects:

•	a $54.0 million increase in rates from the approved APT rate case and the GRIP filings approved in December 2017 and May 2018.

•
a $16.1 million decrease in contribution margin due to the inclusion of the lower statutory federal income tax rate in our revenues due to implementation of the TCJA. Of this amount, $3.4 million has been reflected in customer bills. The remaining $12.7 million relates to the establishment of regulatory liabilities, as discussed above.

Operating expenses increased $24.2 million, primarily due to higher depreciation expense associated with increased capital investments partially offset by the timing of system maintenance expense.
The decrease in income tax expense primarily reflects a reduction in our effective tax rate from 35.8% to 27.8%, as a result of the TCJA.
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
As more fully described in Note 13, effective January 1, 2017, we sold all of the equity interests of AEM to CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Inc. As a result of the sale, Atmos Energy fully exited the nonregulated natural gas marketing business. Accordingly, a gain on sale from discontinued operations for $2.7 million was recorded and net income of $11.0 million for AEM is reported as discontinued operations for the nine months ended June 30, 2017.

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
To support our capital market activities, we have a registration statement on file with the SEC that permits us to issue a total of $2.5 billion in common stock and/or debt securities. Under the shelf registration statement, in November 2017, we filed a prospectus supplement for an at-the-market (ATM) equity distribution program under which we may issue and sell shares of our common stock up to an aggregate offering price of $500 million. At June 30, 2018, approximately $650 million of securities remained available for issuance under the shelf registration statement.
The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of June 30, 2018, September 30, 2017 and June 30, 2017:

	June 30, 2018		September 30, 2017		June 30, 2017
	(In thousands, except percentages)
Short-term debt	$244,777	3.0%	$447,745	6.0%	$258,573	3.6%
Long-term debt(1)	3,068,315	38.0%	3,067,045	41.4%	3,066,734	42.4%
Shareholders’ equity	4,759,552	59.0%	3,898,666	52.6%	3,901,710	54.0%
Total	$8,072,644	100.0%	$7,413,456	100.0%	$7,227,017	100.0%

(1)
In March 2019, $450 million of long-term debt will mature. We plan to issue new senior notes to replace the maturing debt. We have executed forward starting interest rate swaps to effectively fix the Treasury yield component associated with this anticipated issuance at 3.78%.

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, prices for our products and services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the nine months ended June 30, 2018 and 2017 are presented below.

	Nine Months Ended June 30
	2018	2017	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$1,035,296	$745,561	$289,735
Investing activities	(1,087,224)	(747,355)	(339,869)
Financing activities	46,449	24,037	22,412
Change in cash and cash equivalents	(5,479)	22,243	(27,722)
Cash and cash equivalents at beginning of period	26,409	47,534	(21,125)
Cash and cash equivalents at end of period	$20,930	$69,777	$(48,847)
Cash flows from operating activities
Period-over-period changes in our operating cash flows are primarily attributable to changes in net income and working capital changes, particularly within our distribution segment resulting from changes in the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.
For the nine months ended June 30, 2018, we generated cash flow from operating activities of over $1.0 billion compared with $745.6 million for the nine months ended June 30, 2017. The $289.7 million increase in operating cash flows reflects the positive cash effects of successful rate case outcomes achieved in fiscal 2017 and changes in working capital, primarily as a result of the timing of gas cost recoveries under our purchase gas cost mechanisms as a result of a period-over-period increase in sales volumes. This increase in sales volumes also contributed to the period-over-period increase in operating cash flow.
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
For the nine months ended June 30, 2018, cash used for investing activities was $1.1 billion compared to $747.4 million for the nine months ended June 30, 2017. Capital spending increased by $276.3 million, or 34 percent, as a result of planned increases in our distribution segment to repair and replace vintage pipe, and increases in spending in our pipeline and storage segment to improve the reliability of gas service to our local distribution company customers. The period-over-period increase also reflects the absence in the current year period of $140.3 million in net proceeds received from the sale of AEM, $18.6 million in proceeds received from the completion of the State of Texas use tax audit and the $86.1 million used to acquire the North Texas Pipeline in December 2016.
Cash flows from financing activities
For the nine months ended June 30, 2018, our financing activities provided $46.4 million of cash compared with $24.0 million in the prior-year period. The $22.4 million increase in cash provided by financing activities primarily reflects an increase in cash used for investing activities that exceeded the increase in cash flows provided by operating activities during the nine months ended June 30, 2018.
In the nine months ended June 30, 2018, we used $395.1 million in net proceeds from equity financing to reduce short-term debt, to support our capital spending and for other general corporate purposes. Cash dividends increased due to a 7.8% increase in our dividend rate and an increase in shares outstanding.
In the nine months ended June 30, 2017, we issued $750 million of senior notes, as well as $125 million of long-term debt under our three year, $200 million term loan agreement and received $98.8 million in proceeds from the issuance of common stock under our ATM program. The net proceeds from these debt and equity issuances were used to reduce short and long-term debt, support our capital expenditures program and other general corporate purposes. Additionally, the return of cash collateral related to our forward-starting interest rate swaps due to an increase in interest rates provided cash from financing activities of $25.7 million. However, this was offset by the settlement of our forward starting interest rate swaps, which resulted in cash outflows of $37.0 million.
The following table summarizes our share issuances for the nine months ended June 30, 2018 and 2017:

	Nine Months Ended June 30
	2018	2017
Shares issued:
Direct Stock Purchase Plan	111,727	90,789
1998 Long-Term Incentive Plan	347,213	529,060
Retirement Savings Plan and Trust	73,470	205,972
At-the-Market (ATM) Equity Distribution Program	—	1,303,494
Equity Issuance	4,558,404	—
Total shares issued	5,090,814	2,129,315
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
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of June 30, 2018, both rating agencies maintained a stable outlook. Our current debt ratings are all considered investment grade and are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of June 30, 2018. Our debt covenants are described in greater detail in Note 5 to the unaudited condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 9 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the nine months ended June 30, 2018.

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
The following table shows the components of the change in fair value of our financial instruments for the three and nine months ended June 30, 2018 and 2017:

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
	(In thousands)
Fair value of contracts at beginning of period	$(86,342)	$(114,004)	$(109,159)	$(279,543)
Contracts realized/settled	(13)	37,172	(1,213)	48,928
Fair value of new contracts	109	557	(607)	(1,040)
Other changes in value	10,719	(29,869)	35,452	125,511
Fair value of contracts at end of period	(75,527)	(106,144)	(75,527)	(106,144)
Netting of cash collateral	—	—	—	—
Cash collateral and fair value of contracts at period end	$(75,527)	$(106,144)	$(75,527)	$(106,144)

The fair value of our financial instruments at June 30, 2018 is presented below by time period and fair value source:

	Fair Value of Contracts at June 30, 2018
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(75,635)	$108	$—	$—	$(75,527)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(75,635)	$108	$—	$—	$(75,527)
Pension and Postretirement Benefits Obligations
For the nine months ended June 30, 2018 and 2017, our total net periodic pension and other benefits costs were $31.2 million and $34.7 million. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base. The remaining costs are recorded as a component of operation and maintenance expense.

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
The amount of funding required for our defined benefit plan is determined in accordance with the Pension Protection Act of 2006 (PPA) and is influenced by the funded position of the plan when the funding requirements are determined on January 1 of each year. Based upon the determination as of January 1, 2018, we were not required to make a minimum contribution to our defined benefit plan during fiscal 2018. However, we will consider whether a voluntary contribution is prudent to maintain certain funding levels.
For the nine months ended June 30, 2018 we contributed $11.4 million to our postretirement medical plans. We anticipate contributing a total of between $10 million and $20 million to our postretirement plans during fiscal 2018.
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

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three and nine-month periods ended June 30, 2018 and 2017.
Distribution Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
METERS IN SERVICE, end of period
Residential	2,969,270	2,935,136	2,969,270	2,935,136
Commercial	270,455	268,734	270,455	268,734
Industrial	1,667	1,682	1,667	1,682
Public authority and other	8,388	8,301	8,388	8,301
Total meters	3,249,780	3,213,853	3,249,780	3,213,853

INVENTORY STORAGE BALANCE — Bcf	47.5	50.4	47.5	50.4
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	21,399	17,137	150,872	115,568
Commercial	17,368	15,960	85,273	71,435
Industrial	9,325	8,719	27,491	22,859
Public authority and other	1,277	1,158	6,086	5,296
Total gas sales volumes	49,369	42,974	269,722	215,158
Transportation volumes	34,989	35,020	122,691	116,227
Total throughput	84,358	77,994	392,413	331,385
OPERATING REVENUES (000’s)(1)
Gas sales revenues
Residential	$318,501	$294,000	$1,680,155	$1,385,444
Commercial	145,685	136,611	687,577	588,273
Industrial	31,283	28,150	104,300	106,167
Public authority and other	8,581	8,591	41,150	38,307
Total gas sales revenues	504,050	467,352	2,513,182	2,118,191
Transportation revenues	23,965	20,439	79,266	67,227
Other gas revenues	7,473	6,269	3,123	25,839
Total operating revenues	$535,488	$494,060	$2,595,571	$2,211,257
Average cost of gas per Mcf sold	$4.68	$4.60	$5.27	$5.14
See footnote following these tables.

Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended June 30		Nine Months Ended June 30
	2018	2017	2018	2017
CUSTOMERS, end of period
Industrial	93	92	93	92
Other	237	239	237	239
Total	330	331	330	331

INVENTORY STORAGE BALANCE — Bcf	0.5	1.1	0.5	1.1
PIPELINE TRANSPORTATION VOLUMES — MMcf(1)	215,775	192,543	666,079	574,556
OPERATING REVENUES (000’s)(1)	$127,633	$117,283	$375,051	$339,207
Note to preceding tables:

(1)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.
RECENT ACCOUNTING DEVELOPMENTS
Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. During the nine months ended June 30, 2018, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of the fiscal year ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the nine months ended June 30, 2018, except as noted in Note 9 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 11 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: August 8, 2018