Form 10-K
period 2018-09-30
ATMOS ENERGY CORP
filed 2018-11-13
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
OR
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer    ☑    Accelerated filer    ☐    Non-accelerated filer    ☐    Smaller reporting company    ☐    Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No  ☑
The aggregate market value of the common voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2018, was $9,175,655,493.
As of November 8, 2018, the registrant had 111,352,649 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed for the Annual Meeting of Shareholders on February 6, 2019 are incorporated by reference into Part III of this report.

GLOSSARY OF KEY TERMS

Adjusted diluted EPS from continuing operations	Non-GAAP measure defined as diluted earnings per share from continuing operations before the one-time, non-cash income tax benefit
Adjusted income from continuing operations	Non-GAAP measure defined as income from continuing operations before the one-time, non-cash income tax benefit
AEC	Atmos Energy Corporation
AEH	Atmos Energy Holdings, Inc.
AEM	Atmos Energy Marketing, LLC
AOCI	Accumulated Other Comprehensive Income
ARM	Annual Rate Mechanism
ATO	Trading symbol for Atmos Energy Corporation common stock on the NYSE
Bcf	Billion cubic feet
Contribution Margin	Non-GAAP measure defined as operating revenues less purchased gas cost
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DARR	Dallas Annual Rate Review
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
LTIP	1998 Long-Term Incentive Plan
Mcf	Thousand cubic feet
MDWQ	Maximum daily withdrawal quantity
Mid-Tex ATM Cities	Represents a coalition of 47 incorporated cities or approximately 8 percent of the Mid-Tex Division's customers.
Mid-Tex Cities	Represents all incorporated cities other than Dallas and Mid-Tex ATM Cities, or approximately 72 percent of the Mid-Tex Division’s customers.
MMcf	Million cubic feet
Moody’s	Moody’s Investor Service, Inc.
NGA	Natural Gas Act of 1938
NYMEX	New York Mercantile Exchange, Inc.
NYSE	New York Stock Exchange
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SGR	Supplemental Growth Rider
SIR	System Integrity Rider
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I
The terms “we,” “our,” “us”, “Atmos Energy” and the “Company” refer to Atmos Energy Corporation and its subsidiaries, unless the context suggests otherwise.

ITEM 1.	Business.
Overview and Strategy
Atmos Energy Corporation, headquartered in Dallas, Texas, and incorporated in Texas and Virginia, is one of the country’s largest natural-gas-only distributors based on number of customers. We deliver safe, clean, reliable, efficient, affordable and abundant natural gas through regulated sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers in eight states located primarily in the South. We also operate one of the largest intrastate pipelines in Texas based on miles of pipe.
Atmos Energy's vision is to be the safest provider of natural gas services. We intend to achieve this vision by:

•	operating our business exceptionally well

•	investing in our people and infrastructure

•	enhancing our culture.
Since 2011, our operating strategy has focused on modernizing our distribution and transmission system to improve safety and reliability. Since that time, our capital expenditures have increased approximately 13% annually. Additionally, during this period, we have added new or modified existing regulatory mechanisms to reduce regulatory lag. Our ability to increase capital spending annually to modernize our system has increased our rate base, which has resulted in rising earnings per share and shareholder value.
Our core values include focusing on our employees and customers while conducting our business with honesty and integrity. We continue to strengthen our culture through ongoing communications with our employees and enhanced employee training.
Operating Segments
As of September 30, 2018, we manage and review our consolidated operations through the following three reportable segments:

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
Distribution Segment Overview
Our distribution segment is primarily comprised of our regulated natural gas distribution and related sales operations in eight states. The following table summarizes key information about our six regulated natural gas distribution divisions, presented in order of total rate base.

Division	Service Areas	Communities Served	Customer Meters
Mid-Tex	Texas, including the Dallas/Fort Worth Metroplex	550	1,697,171
Kentucky/Mid-States	Kentucky	230	182,510
	Tennessee		150,661
	Virginia		24,396
Louisiana	Louisiana	270	362,233
West Texas	Amarillo, Lubbock, Midland	80	313,828
Mississippi	Mississippi	110	269,333
Colorado-Kansas	Colorado	170	120,384
	Kansas		135,820
We operate in our service areas under terms of non-exclusive franchise agreements granted by the various cities and towns that we serve. At September 30, 2018, we held 1,013 franchises having terms generally ranging from five to 35 years. A significant number of our franchises expire each year, which require renewal prior to the end of their terms. Historically, we have successfully renewed these franchises and believe that we will continue to be able to renew our franchises as they expire.
Revenues in this operating segment are established by regulatory authorities in the states in which we operate. These rates are intended to be sufficient to cover the costs of conducting business, including a reasonable return on invested capital. In addition, we transport natural gas for others through our distribution systems.
Rates established by regulatory authorities often include cost adjustment mechanisms for costs that (i) are subject to significant price fluctuations compared to our other costs, (ii) represent a large component of our cost of service and (iii) are generally outside our control.
Purchased gas cost adjustment mechanisms represent a common form of cost adjustment mechanism. Purchased gas cost adjustment mechanisms provide natural gas distribution companies a method of recovering purchased gas costs on an ongoing basis without filing a rate case because they provide a dollar-for-dollar offset to increases or decreases in the cost natural gas. Therefore, although substantially all of our distribution operating revenues fluctuate with the cost of gas that we purchase, distribution Contribution Margin (a Non-GAAP measure defined as operating revenues less purchased gas cost) is generally not affected by fluctuations in the cost of gas.
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
Except for local production purchases, we select our natural gas suppliers through a competitive bidding process by periodically requesting proposals from suppliers that have demonstrated that they can provide reliable service. We select these suppliers based on their ability to deliver gas supply to our designated firm pipeline receipt points at the lowest reasonable cost. Major suppliers during fiscal 2018 were Castleton Commodities Merchant Trading L.P., CenterPoint Energy Services, Inc., Concord Energy LLC, ConocoPhillips Company, Devon Gas Services, L.P., DTE Energy Trading Inc., Mieco Inc., Sequent Energy Management, L.P., Targa Gas Marketing LLC and Tenaska Gas Storage & Marketing Ventures, LLC.
The combination of base load, peaking and spot purchase agreements, coupled with the withdrawal of gas held in storage, allows us the flexibility to adjust to changes in weather, which minimizes our need to enter into long-term firm commitments. We estimate our peak-day availability of natural gas supply to be approximately 4.4 Bcf. The peak-day demand for our distribution operations in fiscal 2018 was on January 16, 2018, when sales to customers reached approximately 3.8 Bcf.

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
Pipeline and Storage Segment Overview
Our pipeline and storage segment consists of the pipeline and storage operations of APT and our natural gas transmission operations in Louisiana. APT is one of the largest intrastate pipeline operations in Texas with a heavy concentration in the established natural gas-producing areas of central, northern and eastern Texas, extending into or near the major producing areas of the Barnett Shale, the Texas Gulf Coast and the Delaware and Val Verde Basins of West Texas. Through its system, APT provides transportation and storage services to our Mid-Tex Division, other third party local distribution companies, industrial and electric generation customers, marketers and producers. As part of its pipeline operations, APT owns and operates five underground storage reservoirs in Texas.
Revenues earned from transportation and storage services for APT are subject to traditional ratemaking governed by the RRC. Rates are updated through periodic filings made under Texas’ Gas Reliability Infrastructure Program (GRIP). GRIP allows us to include in our rate base annually approved capital costs incurred in the prior calendar year provided that we file a complete rate case at least once every five years; the most recent of which was completed in August 2017. APT’s existing regulatory mechanisms allow certain transportation and storage services to be provided under market-based rates.
Our natural gas transmission operations in Louisiana are comprised of a proprietary 21-mile pipeline located in the New Orleans, Louisiana area that is primarily used to aggregate gas supply for our distribution division in Louisiana under a long-term contract and on a more limited basis, to third parties. The demand fee charged to our Louisiana distribution division for these services is subject to regulatory approval by the Louisiana Public Service Commission. We also manage two asset management plans in Louisiana that serve distribution affiliates of the Company, which have been approved by applicable state regulatory commissions. Generally, these asset management plans require us to share with our distribution customers a significant portion of the cost savings earned from these arrangements.
Natural Gas Marketing Segment Overview
Through December 31, 2016, we were engaged in a nonregulated natural gas marketing business, which was conducted by Atmos Energy Marketing (AEM). AEM’s primary business was to aggregate and purchase gas supply, arrange transportation and storage logistics and ultimately deliver gas to customers at competitive prices. Additionally, AEM utilized proprietary and customer-owned transportation and storage assets to provide various services to its customers requested.
As more fully described in Note 15, effective January 1, 2017, we sold all of the equity interests of AEM to CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Inc. As a result of the sale, Atmos Energy has fully exited the nonregulated natural gas marketing business. Accordingly, these operations have been reported as discontinued operations.
Ratemaking Activity
Overview
The method of determining regulated rates varies among the states in which our regulated businesses operate. The regulatory authorities have the responsibility of ensuring that utilities in their jurisdictions operate in the best interests of customers while providing utility companies the opportunity to earn a reasonable return on their investment. Generally, each regulatory authority reviews rate requests and establishes a rate structure intended to generate revenue sufficient to cover the costs of conducting business, including a reasonable return on invested capital.
Our rate strategy focuses on reducing or eliminating regulatory lag, obtaining adequate returns and providing stable, predictable margins, which benefit both our customers and the Company. As a result of our ratemaking efforts in recent years, Atmos Energy has:

•	Formula rate mechanisms in place in four states that provide for an annual rate review and adjustment to rates.

•
Infrastructure programs in place in the majority of our states that provide for an annual adjustment to rates for qualifying capital expenditures. Through our annual formula rate mechanisms and infrastructure programs, we have the ability to recover over 85 percent of our capital expenditures within six months and 99 percent within twelve months.

•
Authorization in tariffs, statute or commission rules that allows us to defer certain elements of our cost of service such as depreciation, ad valorem taxes and pension costs, until they are included in rates.

•	WNA mechanisms in seven states that serve to minimize the effects of weather on approximately 97 percent of our distribution Contribution Margin.

•	The ability to recover the gas cost portion of bad debts in five states.
The following table provides a jurisdictional rate summary for our regulated operations as of September 30, 2018. This information is for regulatory purposes only and may not be representative of our actual financial position.

Division	Jurisdiction	Effective Date of Last Rate/GRIP Action	Rate Base (thousands)(1)	Authorized Rate of Return(1)	Authorized Debt/ Equity Ratio	Authorized Return on Equity(1)
Atmos Pipeline — Texas	Texas	05/22/2018	$2,122,194	8.87%	47/53	11.50%
Colorado-Kansas	Colorado	05/03/2018	134,726	7.55%	44/56	9.45%
	Colorado SSIR	01/01/2018	29,855	7.82%	48/52	9.60%
	Kansas	03/17/2016	200,564	(3)	(3)	(3)
	Kansas GSRS	02/27/2018	12,514	(3)	(3)	(3)
Kentucky/Mid-States	Kentucky	05/03/2018	427,646	7.41%	47/53	9.70%
	Tennessee(8)	06/01/2017	302,953	7.49%	47/53	9.80%
	Virginia	12/27/2016	47,581	(3)	(3)	(3)
Louisiana	Trans La	05/01/2018	169,120	7.26%	49/51	9.80%
	LGS	07/01/2018	419,080	7.55%	44/56	9.80%
Mid-Tex Cities	Texas(9)	06/01/2017	2,362,937(2)	8.36%	45/55	10.50%
Mid-Tex — Dallas	Texas	02/14/2018	(3)	(3)	(3)	(3)
Mississippi	Mississippi(7)	01/01/2018	377,954	7.47%	47/53	9.67%
	Mississippi - SIR(7)	01/01/2018	70,141	7.60%	47/53	9.92%
	Mississippi - SGR	01/01/2018	23,718	8.70%	47/53	12.00%
West Texas(4)	Texas(10)	03/15/2017	(3)	(3)	(3)	10.50%
	Texas-GRIP	06/05/2018	507,831	8.57%	48/52	10.50%

Division	Jurisdiction	Bad Debt Rider(5)	Formula Rate	Infrastructure Mechanism	Performance Based Rate Program(6)	WNA Period
Atmos Pipeline — Texas	Texas	No	Yes	Yes	N/A	N/A
Colorado-Kansas	Colorado	No	No	Yes	No	N/A
	Kansas	Yes	No	Yes	No	October-May
Kentucky/Mid-States	Kentucky	Yes	No	No	Yes	November-April
	Tennessee	Yes	Yes	No	Yes	October-April
	Virginia	Yes	No	Yes	No	January-December
Louisiana	Trans La	No	Yes	Yes	No	December-March
	LGS	No	Yes	Yes	No	December-March
Mid-Tex Cities	Texas	Yes	Yes	Yes	No	November-April
Mid-Tex — Dallas	Texas	Yes	Yes	Yes	No	November-April
Mississippi	Mississippi	No	Yes	Yes	Yes	November-April
West Texas(4)	Texas	Yes	Yes	Yes	No	October-May

(1)
The rate base, authorized rate of return and authorized return on equity presented in this table are those from the most recent regulatory filing for each jurisdiction. These rate bases, rates of return and returns on equity are not necessarily indicative of current or future rate bases, rates of return or returns on equity.

(2)	The Mid-Tex rate base represents a “system-wide”, or 100 percent, of the Mid-Tex Division’s rate base.

(3)	A rate base, rate of return, return on equity or debt/equity ratio was not included in the respective state commission’s final decision.

(4)	The West Texas Cities includes all West Texas Division cities except Amarillo, Channing, Dalhart and Lubbock.

(5)	The bad debt rider allows us to recover from ratepayers the gas cost portion of uncollectible accounts.

(6)	The performance-based rate program provides incentives to distribution companies to minimize purchased gas costs by allowing the companies and their customers to share the purchased gas costs savings.

(7)
The Mississippi Public Service Commission approved a settlement at its meeting on October 23, 2018, which included a rate base of $541.7 million, an authorized return of 7.81%, a debt/equity ratio of 45/55 and an authorized ROE of 10.24%. New rates were implemented November 1, 2018.

(8)
The Tennessee Public Utility Commission approved the Formula Rate Mechanism filing at its meeting on October 15, 2018, which included a rate base of $351.8 million, an authorized return of 7.26%, a debt/equity ratio of 49/51 and an authorized ROE of 9.8%.

(9)
The Mid-Tex Cities approved the Formula Rate Mechanism filing with rates effective October 1, 2018, which included a rate base of $2,587.3 million, an authorized return of 7.87%, a debt/equity ratio of 42/58 and an authorized ROE of 9.80%.

(10)
The West Texas Cities approved the Formula Rate Mechanism filing with rates effective October 1, 2018, which included a rate base of $505.7 million, an authorized return of 7.87%, a debt/equity ratio of 42/58 and an authorized ROE of 9.80%.

Although substantial progress has been made in recent years to improve rate design and recovery of investment across our service areas, we are continuing to seek improvements in rate design to address cost variations and pursue tariffs that reduce regulatory lag associated with investments. Further, potential changes in federal energy policy, federal safety regulations and changing economic conditions will necessitate continued vigilance by the Company and our regulators in meeting the challenges presented by these external factors.
Recent Ratemaking Activity
Net operating income increases resulting from ratemaking activity totaling $80.1 million, $104.2 million and $122.5 million, became effective in fiscal 2018, 2017 and 2016, as summarized below. The ratemaking outcomes for fiscal 2018 include the effect of tax reform legislation enacted effective January 1, 2018 and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit we will receive due to the decrease in our statutory tax rate.

	Annual Increase (Decrease) to Operating Income For the Fiscal Year Ended September 30
Rate Action	2018	2017	2016
	(In thousands)
Annual formula rate mechanisms	$92,472	$90,427	$114,974
Rate case filings	(12,853)	12,961	7,716
Other ratemaking activity	457	784	(183)
	$80,076	$104,172	$122,507

Additionally, the following ratemaking efforts seeking $52.8 million in annual operating income were initiated during fiscal 2018 but had not been completed as of September 30, 2018:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities (1) (2)	$28,036
Mid-Tex	Rate Case	ATM Cities (1)	4,252
Mid-Tex	Rate Case	Environs (1) (7)	(1,875)
Mississippi	Infrastructure Mechanism	Mississippi (1) (3)	7,976
Mississippi	Formula Rate Mechanism	Mississippi (1) (3)	4,119
Kentucky/Mid-States	Formula Rate Mechanism	Tennessee (1) (4)	(5,032)
Kentucky/Mid-States	Formula Rate Mechanism True-Up	Tennessee (1) (5)	(3,220)
Kentucky/Mid-States	Rate Case	Kentucky (1)	14,424
Kentucky/Mid-States	Rate Case	Virginia (1)	605
West Texas	Formula Rate Mechanism	WT Cities (1) (6)	4,030
West Texas	Rate Case	Environs (1) (7)	(485)
			$52,830

(1)	The filing amount reflects a 21% federal income tax rate resulting from the Tax Cuts and Jobs Act of 2017 (TCJA).

(2)	The Mid-Tex Cities approved a rate increase of $17.6 million effective October 1, 2018.

(3)	The Mississippi Public Service Commission approved a settlement at its meeting on October 23, 2018, for a combined $7.0 million increase. New rates were implemented November 1, 2018.

(4)	The Tennessee Public Utility Commission approved the Formula Rate Mechanism filing, which included $0.4 million related to the May 2017 true-up, at its October 15, 2018 meeting.

(5)	The Tennessee Formula Rate Mechanism Test Period Ended May 2018 reflects the discontinuance of the prior year true-up.

(6)	The West Texas Cities approved a rate increase of $2.8 million effective October 1, 2018.

(7)	Settlement pending Texas Railroad Commission approval.

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

The following table summarizes our annual formula rate mechanisms with effective dates during the fiscal years ended September 30, 2018, 2017 and 2016:

Division	Jurisdiction	Test Year Ended	Increase (Decrease) in Annual Operating Income	Effective Date
			(In thousands)
2018 Filings:
Louisiana	LGS(1)	12/2017	$(1,521)	07/01/2018
West Texas	Amarillo, Lubbock, Dalhart and Channing(1)	12/2017	4,418	06/08/2018
Mid-Tex	Environs(1)	12/2017	1,604	06/05/2018
West Texas	Environs(1)	12/2017	826	06/05/2018
Atmos Pipeline - Texas	Texas(1)	12/2017	42,173	05/22/2018
Louisiana	Trans La(1)	09/2017	(1,913)	05/01/2018
Colorado-Kansas	Kansas GSRS	09/2018	820	02/27/2018
Mississippi	Mississippi - SIR	10/2018	7,658	01/01/2018
Mississippi	Mississippi - SGR (2)	10/2018	1,245	01/01/2018
Mississippi	Mississippi - SRF (2)	10/2018	—	01/01/2018
Colorado-Kansas	Colorado SSIR	12/2018	2,228	12/20/2017
Atmos Pipeline - Texas	Texas	12/2016	28,988	12/05/2017
Kentucky/Mid-States	Kentucky - PRP	09/2018	5,638	10/27/2017
Kentucky/Mid-States	Virginia - SAVE (3)	09/2017	308	10/01/2017
Total 2018 Filings			$92,472

2017 Filings:
Louisiana	LGS	12/2016	$6,237	07/01/2017
Mid-Tex	Mid-Tex DARR	09/2016	9,672	06/01/2017
Mid-Tex	Mid-Tex Cities RRM	12/2016	36,239	06/01/2017
Kentucky/Mid-States	Tennessee ARM	05/2018	6,740	06/01/2017
Mid-Tex	Mid-Tex Environs	12/2016	1,568	05/23/2017
West Texas	West Texas Environs	12/2016	872	05/23/2017
West Texas	West Texas ALDC	12/2016	4,682	04/25/2017
Louisiana	Trans La	09/2016	4,392	04/01/2017
West Texas	West Texas Cities RRM	09/2016	4,255	03/15/2017
Colorado-Kansas	Kansas	09/2016	801	02/09/2017
Mississippi	Mississippi - SRF	10/2017	4,390	02/01/2017
Mississippi	Mississippi - SIR	10/2017	3,334	01/01/2017
Mississippi	Mississippi - SGR	10/2017	1,292	01/01/2017
Colorado-Kansas	Colorado - SSIR	12/2017	1,350	01/01/2017
Kentucky/Mid-States	Kentucky - PRP	09/2017	4,981	10/14/2016
Kentucky/Mid-States	Virginia - SAVE	09/2017	(378)	10/01/2016
Total 2017 Filings			$90,427

2016 Filings:
Louisiana	LGS	12/2015	$8,686	07/01/2016
Kentucky/Mid-States	Tennessee	05/2017	4,888	06/01/2016
Mid-Tex	Mid-Tex Cities RRM	12/2015	25,816	06/01/2016

Mid-Tex	Mid-Tex DARR	09/2015	5,429	06/01/2016
Mid-Tex	Mid-Tex Environs	12/2015	1,325	05/03/2016
Atmos Pipeline - Texas	Texas	12/2015	40,658	05/03/2016
West Texas	West Texas Environs	12/2015	646	05/03/2016
West Texas	West Texas ALDC	12/2015	3,484	04/26/2016
Louisiana	Trans La	09/2015	6,216	04/01/2016
Colorado-Kansas	Colorado	12/2016	764	01/01/2016
Mississippi	Mississippi - SRF	10/2016	9,192	01/01/2016
Mississippi	Mississippi - SGR	10/2016	250	12/01/2015
Kentucky/Mid-States	Kentucky - PRP	09/2016	3,786	10/01/2015
Kentucky/Mid-States	Virginia - SAVE	09/2016	118	10/01/2015
West Texas	West Texas Cities	09/2015	3,716	10/01/2015
Total 2016 Filings			$114,974

(1)	The operating income reflects a 21% federal income tax rate resulting from the TCJA.

(2)	In our next SRF filing, the SGR rate base will be combined with the SRF rate base, per Commission order.

(3)	The Company completed our Steps to Advance Virginia Energy (SAVE) program. On October 1, 2017 a refund factor was removed from the rate resulting in an operating income increase of $0.3 million.
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

Division	State	Increase (Decrease) in Annual Operating Income	Effective Date
		(In thousands)
2018 Rate Case Filings:
Colorado-Kansas	Colorado (1)	$(241)	05/03/2018
Kentucky/Mid-States	Kentucky (1)	(7,504)	05/03/2018
Mid-Tex	City of Dallas (1)	(5,108)	02/14/2018
Total 2018 Rate Case Filings		$(12,853)
2017 Rate Case Filings:
Atmos Pipeline - Texas	Texas	$12,955	08/01/2017
Kentucky/Mid-States	Virginia	6	12/27/2016
Total 2017 Rate Case Filings		$12,961
2016 Rate Case Filings:
Kentucky/Mid-States	Kentucky	$2,723	08/15/2016
Kentucky/Mid-States	Virginia	537	04/01/2016
Colorado-Kansas	Kansas	2,372	03/17/2016
Colorado-Kansas	Colorado	2,084	01/01/2016
Total 2016 Rate Case Filings		$7,716

 (1) The operating income reflects a 21% federal income tax rate resulting from the TCJA.

Other Ratemaking Activity
The following table summarizes other ratemaking activity during the fiscal years ended September 30, 2018, 2017 and 2016:

Division	Jurisdiction	Rate Activity	Increase (Decrease) in Annual Operating Income	Effective Date
			(In thousands)
2018 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem(1)	$457	02/01/2018
Total 2018 Other Rate Activity			$457
2017 Other Rate Activity:
Colorado-Kansas	Kansas	Ad-Valorem(1)	$784	02/01/2017
Total 2017 Other Rate Activity			$784
2016 Other Rate Activity:
Colorado-Kansas	Kansas	Ad-Valorem(1)	$(183)	02/01/2016
Total 2016 Other Rate Activity			$(183)

(1)	The Ad Valorem filing relates to property taxes that are either over or uncollected compared to the amount included in our Kansas service area’s base rates.
Other Regulation
We are regulated by various state or local public utility authorities. We are also subject to regulation by the United States Department of Transportation with respect to safety requirements in the operation and maintenance of our transmission and distribution facilities. In addition, our operations are also subject to various state and federal laws regulating environmental matters. From time to time, we receive inquiries regarding various environmental matters. We believe that our properties and operations substantially comply with, and are operated in substantial conformity with, applicable safety and environmental statutes and regulations. There are no administrative or judicial proceedings arising under environmental quality statutes pending or known to be contemplated by governmental agencies which would have a material adverse effect on us or our operations. Our environmental claims have arisen primarily from former manufactured gas plant sites. The Pipeline and Hazardous Materials Safety Administration (PHMSA), within the U.S. Department of Transportation, develops and enforces regulations for the safe, reliable and environmentally sound operation of the pipeline transportation system. The PHMSA pipeline safety statutes provide for states to assume safety authority over intrastate and natural gas pipelines. State pipeline safety programs are responsible for adopting and enforcing the federal and state pipeline safety regulations for intrastate natural gas transmission and distribution pipelines.
The Federal Energy Regulatory Commission (FERC) allows, pursuant to Section 311 of the Natural Gas Policy Act (NGA), gas transportation services through our Atmos Pipeline—Texas assets “on behalf of” interstate pipelines or local distribution companies served by interstate pipelines, without subjecting these assets to the jurisdiction of the FERC under the NGA. Additionally, the FERC has regulatory authority over the use and release of interstate pipeline and storage capacity. The FERC also has authority to detect and prevent market manipulation and to enforce compliance with FERC’s other rules, policies and orders by companies engaged in the sale, purchase, transportation or storage of natural gas in interstate commerce. We have taken what we believe are the necessary and appropriate steps to comply with these regulations.
The SEC and the Commodities Futures Trading Commission, pursuant to the Dodd–Frank Act, established numerous regulations relating to U.S. financial markets. We enacted procedures and modified existing business practices and contractual arrangements to comply with such regulations. There are, however, some rulemaking proceedings that have not yet been finalized, including those relating to capital and margin rules for (non–cleared) swaps. We do not expect these rules to directly impact our business practices or collateral requirements. However, depending on the substance of these final rules, in addition to certain international regulatory requirements still under development that are similar to Dodd–Frank, our swap counterparties could be subject to additional and potentially significant capitalization requirements. These regulations could motivate counterparties to increase our collateral requirements or cash postings.
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
Our pipeline and storage operations have historically faced competition from other existing intrastate pipelines seeking to provide or arrange transportation, storage and other services for customers. In the last few years, several new pipelines have been completed, which has increased the level of competition in this segment of our business.
Employees
At September 30, 2018, we had 4,628 employees, consisting of 4,564 employees in our distribution operations and 64 employees in our pipeline and storage operations.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports, and amendments to those reports, and other forms that we file with or furnish to the Securities and Exchange Commission (SEC) at their website, www.sec.gov, are also available free of charge at our website, www.atmosenergy.com, under “Publications and Filings” under the “Investors” tab, as soon as reasonably practicable, after we electronically file these reports with, or furnish these reports to, the SEC. We will also provide copies of these reports free of charge upon request to Shareholder Relations at the address and telephone number appearing below:
Shareholder Relations
Atmos Energy Corporation
P.O. Box 650205
Dallas, Texas 75265-0205
972-855-3729
Corporate Governance
In accordance with and pursuant to relevant related rules and regulations of the SEC as well as corporate governance-related listing standards of the New York Stock Exchange (NYSE), the Board of Directors of the Company has established and periodically updated our Corporate Governance Guidelines and Code of Conduct, which is applicable to all directors, officers and employees of the Company. In addition, in accordance with and pursuant to such NYSE listing standards, our Chief Executive Officer during fiscal 2018, Michael E. Haefner, certified to the New York Stock Exchange that he was not aware of any violations by the Company of NYSE corporate governance listing standards. The Board of Directors also annually reviews and updates, if necessary, the charters for each of its Audit, Human Resources and Nominating and Corporate Governance Committees. All of the foregoing documents are posted on the Corporate Responsibility page of our website. We will also provide copies of all corporate governance documents free of charge upon request to Shareholder Relations at the address listed above.

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
We are also subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local governmental authorities relating to protection of the environment and health and safety matters, including those that govern discharges of substances into the air and water, the management and disposal of hazardous substances and waste, the clean-up of contaminated sites, groundwater quality and availability, plant and wildlife protection, as well as work practices related to employee health and safety. Environmental legislation also requires that our facilities, sites and other properties associated with our operations be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties or interruptions in our operations that could be significant to our financial results. In addition, existing environmental regulations may be revised or our operations may become subject to new regulations.
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
The safety and protection of the public, our customers and our employees is our top priority. We constantly monitor and maintain our pipeline and distribution systems to ensure that natural gas is delivered safely, reliably and efficiently through our network of more than 75,000 miles of distribution and transmission lines. However, in recent years, natural gas distribution and pipeline companies have faced increasing federal, state and local oversight of the safety of their operations. Although we believe these costs should be ultimately recoverable through our rates, the costs of complying with new laws and regulations may have at least a short-term adverse impact on our operating costs and financial results.
Distributing, transporting and storing natural gas involve risks that may result in accidents and additional operating costs.
Our operations involve a number of hazards and operating risks inherent in storing and transporting natural gas that could affect the public safety and reliability of our distribution system. While Atmos Energy, with the support from each of its regulatory commissions, is accelerating the replacement of aging pipeline infrastructure, operating issues such as as leaks, accidents, equipment problems and incidents, including explosions and fire, could result in legal liability, repair and remediation costs, increased operating costs, significant increased capital expenditures, regulatory fines and penalties and other costs and a loss of customer confidence. We maintain liability and property insurance coverage in place for many of these hazards and risks. However, because some of our transmission pipeline and storage facilities are near or are in populated areas, any loss of human life or adverse financial results resulting from such events could be large. If these events were not fully covered by our general liability and property insurance, which policies are subject to certain limits and deductibles, our operations or financial results could be adversely affected.
Our growth in the future may be limited by the nature of our business, which requires extensive capital spending.
Our operations are capital-intensive. We must make significant capital expenditures on a long-term basis to modernize our distribution and transmission system to improve the safety and reliability and to comply with the safety rules and regulations issued by the regulatory authorities responsible for the service areas we operate. In addition, we must continually build new capacity to serve the growing needs of the communities we serve. The magnitude of these expenditures may be affected by a number of factors, including new regulations, the general state of the economy and weather.
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
We are exposed to market risks that are beyond our control, which could adversely affect our financial results.
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
Approximately 70 percent of our consolidated operations are located in the State of Texas. This concentration of our business in Texas means that our operations and financial results may be significantly affected by changes in the Texas economy in general, weather patterns and regulatory decisions by state and local regulatory authorities in Texas.
A deterioration in economic conditions could adversely affect our customers and negatively impact our financial results.
Any adverse changes in economic conditions in the United States, especially in the states in which we operate, could adversely affect the financial resources of many domestic households. As a result, our customers could seek to use less gas and it may be more difficult for them to pay their gas bills. This would likely lead to slower collections and higher than normal levels of accounts receivable. This, in turn, could increase our financing requirements. Additionally, should economic conditions deteriorate, our industrial customers could seek alternative energy sources, which could result in lower sales volumes.
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
In residential and commercial customer markets, our distribution operations compete with other energy products, such as electricity and propane. Our primary product competition is with electricity for heating, water heating and cooking. Increases in the price of natural gas could negatively impact our competitive position by decreasing the price benefits of natural gas to the consumer. This could adversely impact our business if our customer growth slows or if our customers further conserve their use of gas, resulting in reduced gas purchases and customer billings.

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
We have weather-normalized rates for approximately 97 percent of our residential and commercial meters in our distribution operations, which substantially mitigates the adverse effects of warmer-than-normal weather for meters in those service areas. However, there is no assurance that we will continue to receive such regulatory protection from adverse weather in our rates in the future. The loss of such weather-normalized rates could have an adverse effect on our operations and financial results. In addition, our operating results may continue to vary somewhat with the actual temperatures during the winter heating season. Additionally, sustained cold weather could challenge our ability to adequately meet customer demand in our operations.
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
Although the average age of the employee base of Atmos Energy is not significantly changing year over year, there are still a number of employees who will become eligible to retire within the next five to 10 years. If we were unable to hire appropriate personnel or contractors to fill future needs, the Company could encounter operating challenges and increased costs, primarily due to a loss of knowledge, errors due to inexperience or the lengthy time period typically required to adequately train replacement personnel. In addition, higher costs could result from loss of productivity or increased safety compliance issues. The inability to hire, train and retain new operational, technical and managerial personnel adequately and to transfer institutional knowledge and expertise could adversely affect our ability to manage and operate our business. If we were unable to hire, train and retain appropriately qualified personnel, our results of operations could be adversely affected.
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
Distribution, transmission and related assets
At September 30, 2018, in our distribution segment, we owned an aggregate of 70,071 miles of underground distribution and transmission mains throughout our distribution systems. These mains are located on easements or rights-of-way. We maintain our mains through a program of continuous inspection and repair and believe that our system of mains is in good condition. Through our pipeline and storage segment we owned 5,678 miles of gas transmission lines as well.

Storage Assets
We own underground gas storage facilities in several states to supplement the supply of natural gas in periods of peak demand. The following table summarizes certain information regarding our underground gas storage facilities at September 30, 2018:

State	Usable Capacity (Mcf)	Cushion Gas (Mcf)(1)	Total Capacity (Mcf)	Maximum Daily Delivery Capability (Mcf)
Distribution Segment
Kentucky	7,956,991	9,562,283	17,519,274	158,100
Kansas	3,239,000	2,300,000	5,539,000	45,000
Mississippi	1,907,571	2,442,917	4,350,488	31,000
Total	13,103,562	14,305,200	27,408,762	234,100
Pipeline and Storage Segment
Texas	46,083,549	15,878,025	61,961,574	1,710,000
Louisiana	411,040	256,900	667,940	56,000
Total	46,494,589	16,134,925	62,629,514	1,766,000
Total	59,598,151	30,440,125	90,038,276	2,000,100

(1)	Cushion gas represents the volume of gas that must be retained in a facility to maintain reservoir pressure.

Additionally, we contract for storage service in underground storage facilities on many of the interstate and intrastate pipelines serving us to supplement our proprietary storage capacity. The following table summarizes our contracted storage capacity at September 30, 2018:

Segment	Division/Company	Maximum Storage Quantity (MMBtu)	Maximum Daily Withdrawal Quantity (MDWQ)(1)
Distribution Segment
	Colorado-Kansas Division	6,129,562	136,996
	Kentucky/Mid-States Division	8,175,103	226,739
	Louisiana Division	2,536,779	174,805
	Mid-Tex Division	5,500,000	225,000
	Mississippi Division	5,083,801	163,627
	West Texas Division	5,000,000	161,000
Total		32,425,245	1,088,167
Pipeline and Storage Segment
	Trans Louisiana Gas Pipeline, Inc.	1,000,000	47,500

Total Contracted Storage Capacity		33,425,245	1,135,667

(1)
Maximum daily withdrawal quantity (MDWQ) amounts will fluctuate depending upon the season and the month. Unless otherwise noted, MDWQ amounts represent the MDWQ amounts as of November 1, which is the beginning of the winter heating season.

Offices
Our administrative offices and corporate headquarters are consolidated in a leased facility in Dallas, Texas. We also maintain field offices throughout our service territory, some of which are located in leased facilities.

ITEM 3.	Legal Proceedings.
See Note 11 to the consolidated financial statements, which is incorporated in this Item 3 by reference.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our stock trades on the New York Stock Exchange under the trading symbol “ATO.” The dividends paid per share of our common stock for fiscal 2018 and 2017 are listed below.

	Fiscal 2018	Fiscal 2017
Quarter ended:
December 31	$0.485	$0.450
March 31	0.485	0.450
June 30	0.485	0.450
September 30	0.485	0.450
	$1.94	$1.80
Dividends are payable at the discretion of our Board of Directors out of legally available funds. The Board of Directors typically declares dividends in the same fiscal quarter in which they are paid. The number of record holders of our common stock on October 31, 2018 was 12,550. Future payments of dividends, and the amounts of these dividends, will depend on our financial condition, results of operations, capital requirements and other factors. We sold no securities during fiscal 2018 that were not registered under the Securities Act of 1933, as amended.
Performance Graph

The performance graph and table below compares the yearly percentage change in our total return to shareholders for the last five fiscal years with the total return of the S&P 500 Stock Index (S&P 500) and the cumulative total return of a customized peer company group, the Comparison Company Index. The Comparison Company Index is comprised of natural gas distribution companies with similar revenues, market capitalizations and asset bases to that of the Company. The graph and table below assume that $100.00 was invested on September 30, 2013 in our common stock, the S&P 500 and in the common stock of the companies in the Comparison Company Indices, as well as a reinvestment of dividends paid on such investments throughout the period.

Comparison of Five-Year Cumulative Total Return
among Atmos Energy Corporation, S&P 500 Index
and Comparison Company Index

	Cumulative Total Return
	9/30/2013	9/30/2014	9/30/2015	9/30/2016	9/30/2017	9/30/2018
Atmos Energy Corporation	100.00	115.52	145.03	190.13	218.98	250.80
S&P 500 Stock Index	100.00	119.73	119.00	137.36	162.92	192.10
Peer Group	100.00	116.03	128.49	158.62	185.66	196.95

The Comparison Company Index reflects the cumulative total return of companies in our peer group, which is comprised of a hybrid group of utility companies, primarily natural gas distribution companies, recommended by our independent executive compensation consulting firm and approved by the Board of Directors. The companies in the index are Alliant Energy Corporation, Ameren Corporation, CenterPoint Energy, Inc., CMS Energy Corporation, DTE Energy Company, National Fuel Gas Company, NiSource Inc., ONE Gas, Inc., Spire Inc. (formerly The Laclede Group, Inc.), Vectren Corporation, WEC Energy Group, Inc., WGL Holdings, Inc., and Xcel Energy, Inc.

(1)	WGL Holdings Inc. was acquired prior to September 30, 2018. As a result, the cumulative total return of this company is not included in the Comparison Company Index represented in the graph above.

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2018.

	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
1998 Long-Term Incentive Plan	1,041,519	(1)	$—	1,752,235
Total equity compensation plans approved by security holders	1,041,519		—	1,752,235
Equity compensation plans not approved by security holders	—		—	—
Total	1,041,519		$—	1,752,235

(1)
Comprised of a total of 422,996 time-lapse restricted stock units, 343,952 director share units and 274,571 performance-based restricted stock units at the target level of performance granted under our 1998 Long-Term Incentive Plan.

ITEM 6.	Selected Financial Data.
The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements included herein.

	Fiscal Year Ended September 30
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Results of Operations
Operating revenues	$3,115,546	$2,759,735	$2,454,648	$2,926,985	$3,243,904
Contribution margin	$1,947,698	$1,834,199	$1,708,456	$1,631,310	$1,521,844
Income from continuing operations	$603,064	$382,711	$345,542	$305,623	$270,331
Net income	$603,064	$396,421	$350,104	$315,075	$289,817
Diluted income per share from continuing operations	$5.43	$3.60	$3.33	$3.00	$2.76
Diluted net income per share	$5.43	$3.73	$3.38	$3.09	$2.96
Cash dividends declared per share	$1.94	$1.80	$1.68	$1.56	$1.48
Financial Condition
Net property, plant and equipment(1)	$10,371,147	$9,259,182	$8,268,606	$7,416,700	$6,709,926
Total assets	$11,874,437	$10,749,596	$10,010,889	$9,075,072	$8,581,006
Capitalization:
Shareholders’ equity	$4,769,951	$3,898,666	$3,463,059	$3,194,797	$3,086,232
Long-term debt (excluding current maturities)	2,493,665	3,067,045	2,188,779	2,437,515	2,442,288
Total capitalization	$7,263,616	$6,965,711	$5,651,838	$5,632,312	$5,528,520

(1)	Amounts shown are net of assets held for sale related to the divestiture of our natural gas marketing business for fiscal years 2014 through 2016.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995
The statements contained in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, rates, recovery of costs, availability of gas supply and other factors. These risks and uncertainties include the following: state and local regulatory trends and decisions, including the impact of rate proceedings before various state regulatory commissions; increased federal regulatory oversight and potential penalties; possible increased federal, state and local regulation of the safety of our operations; the inherent hazards and risks involved in distributing, transporting and storing natural gas; the capital-intensive nature of our business; our ability to continue to access the credit and capital markets to execute our business strategy; market risks beyond our control affecting our risk management activities, including commodity price volatility, counterparty performance or creditworthiness and interest rate risk; the concentration of our operations in Texas; the impact of adverse economic conditions on our customers; changes in the availability and price of natural gas; the availability and accessibility of contracted gas supplies, interstate pipeline and/or storage services; increased competition from energy suppliers and alternative forms of energy; adverse weather conditions; increased costs of providing health care benefits, along with pension and postretirement health care benefits and increased funding requirements; the inability to continue to hire, train and retain operational, technical and managerial personnel; the impact of climate change or related additional legislation or regulation in the future; the threat of cyber-attacks or acts of cyber-terrorism that could disrupt our business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information; natural disasters, terrorist activities or other events and other risks and uncertainties discussed herein, all of which are difficult to predict and many of which are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.
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
As described further in Note 12, the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA") required us to remeasure our deferred tax assets and liabilities at our new federal statutory income tax rate as of December 22, 2017. The remeasurement of our net deferred tax liabilities resulted in the recognition of a non-cash income tax benefit of $158.8 million for the fiscal year ended September 30, 2018. Due to the non-recurring nature of this benefit, we believe that income from continuing operations and diluted earnings per share from continuing operations before the non-cash income tax benefit provide a more relevant measure to analyze our financial performance than income from continuing operations and consolidated diluted earnings per share from continuing operations in order to allow investors to better analyze our core results and allow the information to be presented on a comparative basis to the prior year. Accordingly, the following discussion and analysis of our financial performance will reference adjusted income from continuing operations and diluted earnings per share, which is calculated as follows:

	For the Fiscal Year Ended September 30
	2018	2017	Change
	(In thousands, except per share data)
Income from continuing operations	$603,064	$382,711	$220,353
TCJA non-cash income tax benefit	(158,782)	—	(158,782)
Adjusted income from continuing operations	$444,282	$382,711	$61,571

Consolidated diluted EPS from continuing operations	$5.43	$3.60	$1.83
Diluted EPS from TCJA non-cash income tax benefit	(1.43)	—	(1.43)
Adjusted diluted EPS from continuing operations	$4.00	$3.60	$0.40

RESULTS OF OPERATIONS
Overview
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
During fiscal 2018, we recorded income from continuing operations of $603.1 million, or $5.43 per diluted share, compared to income from continuing operations of $382.7 million, or $3.60 per diluted share in the prior year.
After adjusting for the nonrecurring benefit recognized after implementing the TCJA, we recognized adjusted income from continuing operations of $444.3 million, or $4.00 per diluted share for the year ended September 30, 2018, compared to adjusted income from continuing operations of $382.7 million, or $3.60 per diluted share for the year ended September 30, 2017. The year-over-year increase of $61.6 million, or 16 percent, largely reflects rate increases driven by safety and reliability spending, weather that was 36 percent colder than the prior year, customer growth in our distribution business and the impact of the TCJA on our effective income tax rate, partially offset by reduced revenues as a result of implementing the TCJA. During the year ended September 30, 2018, we completed 18 regulatory proceedings, resulting in an increase in annual operating income of $80.1 million and had 11 ratemaking efforts in progress at September 30, 2018, seeking a total increase in annual operating income of $52.8 million.

Capital expenditures for fiscal 2018 totaled $1,467.6 million. Over 80 percent was invested to improve the safety and reliability of our distribution and transmission systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce regulatory lag to six months or less. We funded our current-year capital expenditures program primarily through operating cash flows of $1,124.7 million. Additionally, we issued $400 million of common stock during the year ended September 30, 2018. The net proceeds from the issuance were primarily used to repay short-term debt under our commercial paper program, to fund capital spending and for general corporate purposes. On October 4, 2018, we completed a public offering of $600 million 4.30% senior notes due 2048. We received net proceeds from the offering, after underwriting discount and estimated offering expenses of approximately $591 million, that were used to repay working capital borrowings pursuant to our commercial paper program. The effective interest rate of these notes is 4.37% after giving effect to the offering costs.
As a result of the continued contribution and stability of our earnings, cash flows and capital structure, our Board of Directors increased the quarterly dividend by 8.2% percent for fiscal 2019.

TCJA Impact
The TCJA introduced several significant changes to corporate income tax laws in the United States, which have been reflected in our consolidated financial statements for the year ended September 30, 2018. As a rate regulated entity, the effects of lower tax rates included in our cost of service rates will ultimately flow through to our utility customers in the form of adjusted rates. Therefore, the favorable impact of the reduction in our federal statutory income tax rate on our financial performance will be limited to items that impact our income before income taxes in the current period that have not yet been reflected in our rates (most notably increases to and decreases in commission-approved regulatory assets and liabilities recorded on our consolidated balance sheet) and market-based revenues that are earned from customers who utilize our assets. Note 12 to the consolidated financial statements details the various impacts of the TCJA on our financial position and results from operations. The most significant changes are summarized as follows:

•
Because our fiscal year started on October 1, 2017, our federal statutory income tax rate for fiscal 2018 was reduced from 35% to 24.5%. Our effective income tax rate for fiscal 2018 was 27.5%, before the effect of the return of the excess deferred tax liability and the one-time, non-cash income tax benefit. Our federal statutory income tax rate declined to 21% on October 1, 2018.

•
As a result of implementing the TCJA, we remeasured our net deferred tax liability using our new federal statutory income tax rate, which reduced our net deferred tax liability by $905.3 million. Of this amount, $746.5 million was reclassified to a regulatory liability called excess deferred tax liability. The remaining $158.8 million was recognized as a one-time, non-cash income tax benefit in our consolidated statement of income for the year ended September 30, 2018.

•
Atmos Energy supports our regulators' efforts to ensure our utility customers receive the full benefits of changes in our cost of service rates arising from tax reform. Income taxes, like other costs, are passed through to our customers in our rates; however, changes to customer rates must be approved by our regulators.

◦
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

◦
We have also received approval from regulators in several of our states to return amounts to customers related to the regulatory liability recorded for differences in our cost of service rates due to the change in the statutory income tax rate within one year.

◦
We have received approval from regulators in several of our states to begin returning the Excess Deferred Tax Liability created upon implementation of the TCJA, as discussed above, over a period ranging from 18 to 40 years. For the year ended September 30, 2018, we amortized $1.6 million of this regulatory liability.

•
The enactment of the TCJA is expected to reduce our future cash flows from operations primarily due to 1) the collection of taxes at a lower rate and 2) the return of regulatory liabilities established in response to the enactment of the TCJA and regulatory activities to our utility customers. We intend to externally finance this reduction in operating cash flow in a balanced fashion in order to maintain an equity-to-total-capitalization ratio ranging from 50% to 60% to maintain our current credit ratings.

Consolidated Results
The following table presents our consolidated financial highlights for the fiscal years ended September 30, 2018, 2017 and 2016.

	For the Fiscal Year Ended September 30
	2018	2017	2016
	(In thousands, except per share data)
Operating revenues	$3,115,546	$2,759,735	$2,454,648
Purchased gas cost	1,167,848	925,536	746,192
Operating expenses	1,224,564	1,106,653	1,051,226
Operating income	723,134	727,546	657,230
Interest charges	106,646	120,182	114,812
Income from continuing operations before income taxes	611,144	604,094	542,184
Income tax expense	166,862	221,383	196,642
One-time, non-cash income tax benefit	(158,782)	—	—
Net income from continuing operations	603,064	382,711	345,542
Net income from discontinued operations	—	13,710	4,562
Net income	$603,064	$396,421	$350,104

Diluted net income from continuing operations per share	$5.43	$3.60	$3.33
Diluted net income from discontinued operations per share	—	0.13	0.05
Diluted net income per share	$5.43	$3.73	$3.38
Our consolidated net income during the last three fiscal years was earned across our business segments as follows:

	For the Fiscal Year Ended September 30
	2018	2017	2016
	(In thousands)
Distribution segment	$442,966	$268,369	$233,830
Pipeline and storage segment	160,098	114,342	111,712
Net income from continuing operations	603,064	382,711	345,542
Net income from discontinued natural gas marketing operations	—	13,710	4,562
Net income	$603,064	$396,421	$350,104

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
We are generally able to pass the cost of gas through to our customers without markup under purchased gas cost adjustment mechanisms; therefore, increases in the cost of gas are offset by a corresponding increase in revenues. Contribution margin in our Texas and Mississippi service areas include franchise fees and gross receipt taxes, which are calculated as a percentage of revenue (inclusive of gas costs). Therefore, the amount of these taxes included in revenue is influenced by the cost of gas and the level of gas sales volumes. We record the associated tax expense as a component of taxes, other than income. Although changes in revenue related taxes arising from changes in gas costs affect Contribution Margin, over time the impact is offset within operating income.
Although the cost of gas typically does not have a direct impact on our Contribution Margin, higher gas costs may adversely impact our accounts receivable collections, resulting in higher bad debt expense, and may require us to increase borrowings under our credit facilities resulting in higher interest expense. In addition, higher gas costs, as well as competitive factors in the industry and general economic conditions may cause customers to conserve or, in the case of industrial consumers, to use alternative energy sources. Currently, gas cost risk has been mitigated by rate design that allows us to collect from our customers the gas cost portion of our bad debt expense on approximately 76 percent of our residential and commercial margins.
During fiscal 2018, we completed 16 regulatory proceedings in our distribution segment, resulting in an $8.9 million increase in annual operating income.
Review of Financial and Operating Results
Financial and operational highlights for our distribution segment for the fiscal years ended September 30, 2018, 2017 and 2016 are presented below.

	For the Fiscal Year Ended September 30
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In thousands, unless otherwise noted)
Operating revenues	$3,003,047	$2,649,175	$2,339,778	$353,872	$309,397
Purchased gas cost	1,559,836	1,269,456	1,058,576	290,380	210,880
Contribution Margin	1,443,211	1,379,719	1,281,202	63,492	98,517
Operating expenses	962,344	874,077	839,318	88,267	34,759
Operating income	480,867	505,642	441,884	(24,775)	63,758
Miscellaneous income (expense)	(1,849)	(1,695)	1,171	(154)	(2,866)
Interest charges	65,850	79,789	78,238	(13,939)	1,551
Income before income taxes	413,168	424,158	364,817	(10,990)	59,341
Income tax expense	107,880	155,789	130,987	(47,909)	24,802
One-time, non-cash income tax benefit	(137,678)	—	—	(137,678)	—
Net income	$442,966	$268,369	$233,830	$174,597	$34,539
Consolidated distribution sales volumes — MMcf	300,817	246,825	258,650	53,992	(11,825)
Consolidated distribution transportation volumes — MMcf	150,566	141,540	133,378	9,026	8,162
Total consolidated distribution throughput — MMcf	451,383	388,365	392,028	63,018	(3,663)
Consolidated distribution average cost of gas per Mcf sold	$5.19	$5.14	$4.09	$0.05	$1.05

Fiscal year ended September 30, 2018 compared with fiscal year ended September 30, 2017
Income before income taxes for our distribution segment decreased three percent, primarily due to an $88.3 million increase in operating expenses, partially offset by a $63.5 million increase in Contribution Margin. The year-to-date increase in Contribution Margin primarily reflects:

•
a $70.7 million net increase in rate adjustments, excluding rate adjustments resulting from the TCJA, primarily in our Mid-Tex, Kentucky/Mid-States, Mississippi and West Texas Divisions. These rate adjustments were driven primarily by increased safety and reliability spending.

•	a $12.2 million increase in net consumption, primarily in our Mid-Tex, Mississippi, Kentucky/Mid-States and Louisiana Divisions.

•	a $14.8 million increase in revenue-related taxes primarily in our Mid-Tex Division, offset by a corresponding $15.5 million increase in the related tax expense.

•	an $8.9 million increase in transportation margin primarily in our Kentucky/Mid-States Division.

•	an $8.4 million increase from customer growth, primarily in our Mid-Tex Division.

•
a $51.3 million decrease in Contribution Margin due to the inclusion of the lower statutory federal income tax rate in our revenues due to implementation of the TCJA. Of this amount, $30.0 million has been reflected in customer bills. The remaining $21.3 million relates to the establishment of regulatory liabilities for the difference between the former 35% federal statutory income tax rate and the current 21% rate.

The increase in operating expenses, which include operation and maintenance expense, bad debt expense, depreciation and amortization expense and taxes, other than income, largely reflects expenses incurred after we decided to undertake a planned outage of our natural gas distribution system in Northwest Dallas that affected approximately 2,400 homes. While the system was replaced, we provided financial assistance to the affected residents and incurred other related costs of approximately $24 million.
The remaining increase in operating expenses is primarily attributable to an increase in employee-related costs and incremental system integrity activities of $19.3 million, increased revenue-related taxes, as discussed above, and increased depreciation and property taxes of $22.5 million associated with increased capital investments.
Interest charges decreased $13.9 million, primarily from interest deferrals associated with our infrastructure spending activities in Texas and Louisiana.
The decrease in income tax expense primarily reflects a reduction in our effective tax rate from 36.7% to 26.1%, as a result of the TCJA. During fiscal 2018, in certain jurisdictions, we began amortizing the excess deferred income taxes in the amount of $1.6 million.
Fiscal year ended September 30, 2017 compared with fiscal year ended September 30, 2016
Income before income taxes for our distribution segment increased 16 percent, primarily due to a $98.5 million increase in Contribution Margin, partially offset by a $34.8 million increase in operating expenses. The year-over-year increase in Contribution Margin primarily reflects:

•
a $72.4 million net increase in rate adjustments, primarily in our Mid-Tex, Louisiana, Mississippi and West Texas Divisions. These rate adjustments were driven primarily by increased safety and reliability spending.

•	Customer growth, primarily in our Mid-Tex and Kentucky/Mid-States Divisions, which contributed an incremental $5.8 million.

•	a $5.8 million increase in transportation margin, primarily in the Kentucky/Mid-States and Mid-Tex Divisions.

•	a $5.2 million increase in revenue-related taxes primarily in our Mid-Tex and West Texas Divisions, offset by a corresponding $5.1 million increase in the related tax expense.

•	a $2.9 million increase in net consumption, despite weather that was 12 percent warmer than the prior year.
The increase in operating expenses was primarily due to increased depreciation expense and property taxes associated with increased capital investments, higher employee-related costs, increased revenue-related taxes, as discussed above, and higher pipeline maintenance and related activities, partially offset by lower legal costs.
The following table shows our operating income by distribution division, in order of total rate base, for the fiscal years ended September 30, 2018, 2017 and 2016. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	For the Fiscal Year Ended September 30
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In thousands)
Mid-Tex	$202,444	$233,158	$210,608	$(30,714)	$22,550
Kentucky/Mid-States	81,105	75,214	63,730	5,891	11,484
Louisiana	70,609	69,300	55,857	1,309	13,443
West Texas	45,494	46,859	41,131	(1,365)	5,728
Mississippi	47,237	38,505	37,398	8,732	1,107
Colorado-Kansas	32,333	34,658	31,840	(2,325)	2,818
Other	1,645	7,948	1,320	(6,303)	6,628
Total	$480,867	$505,642	$441,884	$(24,775)	$63,758

Pipeline and Storage Segment
Our pipeline and storage segment consists of the pipeline and storage operations of Atmos Pipeline-Texas Division (APT) and our natural gas transmission operations in Louisiana. APT is one of the largest intrastate pipeline operations in Texas with a heavy concentration in the established natural gas producing areas of central, northern and eastern Texas, extending into or near the major producing areas of the Barnett Shale, the Texas Gulf Coast and the Delaware and Midland Basins of West Texas. APT provides transportation and storage services to our Mid-Tex Division, other third party local distribution companies, industrial and electric generation customers, as well as marketers and producers. As part of its pipeline operations, APT owns and operates five underground storage facilities in Texas.
Our natural gas transmission operations in Louisiana are comprised of a proprietary 21-mile pipeline located in the New Orleans, Louisiana area that is primarily used to aggregate gas supply for our distribution division in Louisiana under a long-term contract and, on a more limited basis, to third parties. The demand fee charged to our Louisiana distribution division for these services is subject to regulatory approval by the Louisiana Public Service Commission. We also manage two asset management plans, which have been approved by applicable state regulatory commissions. Generally, these asset management plans require us to share with our distribution customers a significant portion of the cost savings earned from these arrangements.
Our pipeline and storage segment is impacted by seasonal weather patterns, competitive factors in the energy industry and economic conditions in our Texas and Louisiana service areas. Natural gas prices do not directly impact the results of this segment as revenues are derived from the transportation and storage of natural gas. However, natural gas prices and demand for natural gas could influence the level of drilling activity in the supply areas that we serve, which may influence the level of throughput we may be able to transport on our pipelines. Further, natural gas price differences between the various hubs that we serve in Texas could influences the volumes of gas transported for shippers through Texas pipeline systems and rates for such transportation.
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
Review of Financial and Operating Results
Financial and operational highlights for our pipeline and storage segment for the fiscal years ended September 30, 2018, 2017 and 2016 are presented below.

	For the Fiscal Year Ended September 30
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$354,885	$338,850	$315,726	$16,035	$23,124
Third-party transportation revenue	140,231	100,100	89,498	40,131	10,602
Other revenue	12,597	18,080	21,972	(5,483)	(3,892)
Total operating revenues	507,713	457,030	427,196	50,683	29,834
Total purchased gas cost	1,978	2,506	(58)	(528)	2,564
Contribution Margin	505,735	454,524	427,254	51,211	27,270
Operating expenses	263,468	232,620	211,908	30,848	20,712
Operating income	242,267	221,904	215,346	20,363	6,558
Miscellaneous expense	(3,495)	(1,575)	(1,405)	(1,920)	(170)
Interest charges	40,796	40,393	36,574	403	3,819
Income before income taxes	197,976	179,936	177,367	18,040	2,569
Income tax expense	58,982	65,594	65,655	(6,612)	(61)
One-time, non-cash income tax benefit	(21,104)	—	—	(21,104)	—
Net income	$160,098	$114,342	$111,712	$45,756	$2,630
Gross pipeline transportation volumes — MMcf	871,904	770,348	686,042	101,556	84,306
Consolidated pipeline transportation volumes — MMcf	663,900	596,179	505,303	67,721	90,876
Fiscal year ended September 30, 2018 compared with fiscal year ended September 30, 2017
Income before income taxes for our pipeline and storage segment increased ten percent, primarily due to a $51.2 million increase in Contribution Margin, partially offset by a $30.8 million increase in operating expenses. The increase in Contribution Margin primarily reflects:

•
a $74.3 million increase in rates from the approved APT rate case and the GRIP filings approved in December 2017 and May 2018. The increase in rates was driven primarily by increased safety and reliability spending.

•	a net increase of $1.3 million due to wider spreads and positive supply and demand dynamics affecting the Permian Basin.

•
a $24.1 million decrease in Contribution Margin due to the inclusion of the lower statutory federal income tax rate in our revenues due to implementation of the TCJA. Of this amount, $11.4 million has been reflected in customer bills. The remaining $12.7 million relates to the establishment of regulatory liabilities, as discussed above.

The increase in operating expenses is primarily due to higher depreciation expense of $25.8 million associated with increased capital investments and an increase in employee-related costs.
The decrease in income tax expense primarily reflects a reduction in our effective tax rate from 36.5% to 29.8%, as a result of the TCJA.
Fiscal year ended September 30, 2017 compared with fiscal year ended September 30, 2016
Income before income taxes for our pipeline and storage segment increased slightly, primarily due to a $27.3 million increase in Contribution Margin, partially offset by a $20.7 million increase in operating expenses. The increase in Contribution Margin primarily reflects a $24.6 million increase in rates from the approved 2016 GRIP filing and the rate case finalized in August 2017 and higher through system revenue of $8.3 million, largely related to higher basis spreads due to increased production in the Permian Basin and incremental throughput on a pipeline acquired in the first quarter of fiscal 2017. Partially offsetting these increases was a decrease in Contribution Margin of $2.3 million due to lower excess retention gas sales in the current year. As noted above, as a result of the annual rate case, we did not file our annual GRIP filing during the second quarter of fiscal 2017, which influenced this segment's performance year-over-year.
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
As more fully described in Note 15, effective January 1, 2017, we sold all of the equity interests of AEM to CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Inc. As a result of the sale, Atmos Energy has fully exited the nonregulated natural gas marketing business. Accordingly, a gain on sale from discontinued operations for $2.7 million was recorded and net income of $11.0 million for AEM is reported as discontinued operations for the year ended September 30, 2017, compared to net income of $4.6 million for AEM reported for discontinued operations for the year ended September 30, 2016.
Review of Financial and Operating Results
Financial and operational highlights for our natural gas marketing segment for the fiscal years ended September 30, 2017 and 2016 are presented below.

	For the Fiscal Year Ended September 30
	2017	2016	2017 vs. 2016
	(In thousands, unless otherwise noted)
Operating revenues	$303,474	$1,005,090	$(701,616)
Purchased gas cost	277,554	968,118	(690,564)
Contribution Margin	25,920	36,972	(11,052)
Operating expenses	7,874	26,184	(18,310)
Operating income	18,046	10,788	7,258
Miscellaneous income	30	109	(79)
Interest charges	241	2,604	(2,363)
Income before income taxes	17,835	8,293	9,542
Income tax expense	6,841	3,731	3,110
Income from discontinued operations	10,994	4,562	6,432
Gain on sale of discontinued operations, net of tax	2,716	—	2,716
Net income from discontinued operations	$13,710	$4,562	$9,148
Gross natural gas marketing delivered gas sales volumes — MMcf	90,223	371,319	(281,096)
Consolidated natural gas marketing delivered gas sales volumes — MMcf	78,646	325,537	(246,891)
Net physical position (Bcf)	—	18.1	(18.1)
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

LIQUIDITY AND CAPITAL RESOURCES
The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows and external debt and equity financing. External debt financing is provided primarily through the issuance of long-term debt, a $1.5 billion commercial paper program and three committed revolving credit facilities with a total availability from third-party lenders of approximately $1.5 billion. The commercial paper program and credit facilities provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves the Company's desired capital structure with an equity-to-total-capitalization ratio between 50% and 60%, inclusive of long-term and short-term debt. Additionally, we have various uncommitted trade credit lines with our gas suppliers that we utilize to purchase natural gas on a monthly basis. The liquidity provided by these sources is expected to be sufficient to fund the Company's working capital needs and capital expenditures program for fiscal year 2019 and beyond. Please refer to the TCJA Impact section above regarding anticipated impacts on our liquidity, capital resources and cash flows.
To support our capital market activities, we have a registration statement on file with the SEC that permits us to issue a total of $2.5 billion in common stock and/or debt securities. The shelf registration statement expires on March 26, 2019. Under the shelf registration statement, in November 2017, we filed a prospectus supplement for an at-the-market (ATM) equity distribution program under which we may issue and sell shares of our common stock up to an aggregate offering price of $500 million.
At September 30, 2018, approximately $650.0 million of securities remained available for issuance under the shelf registration statement. On October 4, 2018, we completed a public offering of $600 million of 4.30% senior notes due 2048. The effective rate of this note is 4.37% after giving effect to the offering costs. We received net proceeds from the offering, after underwriting discount and estimated offering expenses of approximately $591 million, that were used to repay working capital borrowings pursuant to our commercial paper program. The issuance of these notes effectively exhausted our existing shelf registration statement.
During the first quarter of fiscal 2019, we intend to file a new registration statement for the issuance, from time to time, of up to $3.0 billion in common stock and/or debt securities  In addition, during the first quarter of fiscal 2019, we plan to enter into a new ATM equity distribution agreement under which we may issue and sell shares of our common stock, up to an aggregate offering price of $500 million, under the new shelf registration statement.
The following table presents our capitalization as of September 30, 2018 and 2017:

	September 30
	2018		2017
	(In thousands, except percentages)
Short-term debt	$575,780	6.8%	$447,745	6.0%
Long-term debt	3,068,665	36.5%	3,067,045	41.4%
Shareholders’ equity	4,769,951	56.7%	3,898,666	52.6%
Total capitalization, including short-term debt	$8,414,396	100.0%	$7,413,456	100.0%
Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the years ended September 30, 2018, 2017 and 2016 are presented below.

	For the Fiscal Year Ended September 30
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In thousands)
Total cash provided by (used in)
Operating activities	$1,124,662	$867,090	$794,990	$257,572	$72,100
Investing activities	(1,463,566)	(1,056,306)	(1,079,732)	(407,260)	23,426
Financing activities	326,266	168,091	303,623	158,175	(135,532)
Change in cash and cash equivalents	(12,638)	(21,125)	18,881	8,487	(40,006)
Cash and cash equivalents at beginning of period	26,409	47,534	28,653	(21,125)	18,881
Cash and cash equivalents at end of period	$13,771	$26,409	$47,534	$(12,638)	$(21,125)
Cash flows from operating activities
Year-over-year changes in our operating cash flows primarily are attributable to changes in net income and working capital changes, particularly within our distribution segment resulting from changes in the price of natural gas and the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.
Fiscal Year ended September 30, 2018 compared with fiscal year ended September 30, 2017
For the fiscal year ended September 30, 2018, we generated operating cash flows of $1,124.7 million compared with $867.1 million in the prior year. The year-over-year increase primarily reflects the positive cash effects of successful rate case outcomes achieved in fiscal 2017 driven primarily by increased safety and reliability spending and changes in working capital, primarily as a result of the timing of gas cost recoveries under our purchase gas cost mechanisms as a result of a year-over-year increase in sale volumes. This increase in sales volumes also contributed to the year-over-year increase in operating cash flow.

Fiscal Year ended September 30, 2017 compared with fiscal year ended September 30, 2016
For the fiscal year ended September 30, 2017, we generated operating cash flows of $867.1 million compared with $795.0 million in fiscal 2016. The year-over-year increase primarily reflects the positive cash effect of successful rate case outcomes achieved in fiscal 2016.
Cash flows from investing activities
In recent years, we have used substantial amounts of cash to fund our ongoing construction program, which enables us to improve safety and reliability by modernizing our distribution and transmission system, used to provide distribution services to our existing customer base, expand our natural gas distribution services into new markets, enhance the integrity of our pipelines and, more recently, expand our intrastate pipeline network. Over the last three fiscal years, approximately 82 percent of our capital spending has been committed to improving the safety and reliability of our system.
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
For the fiscal year ended September 30, 2018, we had $1,467.6 million in capital expenditures compared with $1,137.1 million for the fiscal year ended September 30, 2017 and $1,087.0 million for the fiscal year ended September 30, 2016.
Fiscal Year ended September 30, 2018 compared with fiscal year ended September 30, 2017
The $330.5 million increase in capital expenditures in fiscal 2018 compared to fiscal 2017 primarily reflects planned increases to modernize our distribution and transmission system, and increases in spending in our pipeline and storage segment to improve the reliability of gas service to our local distribution company customers. The year-over-year increase also reflects the absence in the current year period of $140.3 million in net proceeds received from the sale of AEM, $29.8 million in proceeds received from the completion of a State of Texas use tax audit and the $86.1 million used to acquire a pipeline in December 2016.
Fiscal Year ended September 30, 2017 compared with fiscal year ended September 30, 2016
The $50.1 million increase in capital expenditures in fiscal 2017 compared to fiscal 2016 primarily reflects a:

•	$109.7 million increase due to planned increases in our distribution segment to replace vintage pipe.

•
$59.2 million decrease in spending in our pipeline and storage segment as a result of the substantial completion of an APT project to improve the reliability of gas service to its local distribution company customers.

Cash flows from investing activities for the year ended September 30, 2017 also include proceeds of $140.3 million received from the sale of AEM, proceeds received from the completion of a State of Texas use tax audit and $86.1 million used to purchase a pipeline in the first fiscal quarter of 2017.
Cash flows from financing activities
We generated a net amount of $326.3 million, $168.1 million and $303.6 million in cash from financing activities for fiscal years 2018, 2017 and 2016. Our significant financing activities for the fiscal years ended September 30, 2018, 2017 and 2016 are summarized as follows:
2018
During the fiscal year ended September 30, 2018, our financing activities generated $326.3 million of cash compared with $168.1 million of cash generated in the prior year. The $158.2 million increase in cash provided by financing activities reflects higher net short-term borrowings due to increased capital expenditures and period-over-period changes in working capital funding needs compared to the prior year, as well as net proceeds received of $395.1 million from equity financing. Cash dividends increased due to a 7.8% increase in our dividend rate and an increase in shares outstanding.
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
The following table shows the number of shares issued for the fiscal years ended September 30, 2018, 2017 and 2016:

	For the Fiscal Year Ended September 30
	2018	2017	2016
Shares issued:
Direct Stock Purchase Plan	131,213	112,592	133,133
Retirement Savings Plan	94,081	228,326	359,414
1998 Long-Term Incentive Plan (LTIP)	385,351	529,662	598,439
November 2017 Offering	4,558,404	—	—
At-the-Market (ATM) Equity Sales Program	—	1,303,494	1,360,756
Total shares issued	5,169,049	2,174,074	2,451,742

Credit Ratings
Our credit ratings directly affect our ability to obtain short-term and long-term financing, in addition to the cost of such financing. In determining our credit ratings, the rating agencies consider a number of quantitative factors, including debt to total capitalization, operating cash flow relative to outstanding debt, operating cash flow coverage of interest and pension liabilities and funding status. In addition, the rating agencies consider qualitative factors such as consistency of our earnings over time, the quality of our management and business strategy and the regulatory environment in the states where we operate.
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). As of September 30, 2018, both rating agencies maintained a stable outlook.
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
Debt Covenants
We were in compliance with all of our debt covenants as of September 30, 2018. Our debt covenants are described in Note 5 to the consolidated financial statements.

Contractual Obligations and Commercial Commitments
The following table provides information about contractual obligations and commercial commitments at September 30, 2018.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(In thousands)
Contractual Obligations
Long-term debt(1)	$3,085,000	$575,000	$—	$—	$2,510,000
Short-term debt(1)	575,780	575,780	—	—	—
Interest charges(2)	2,257,307	134,227	222,759	222,759	1,677,562
Operating leases(3)	104,191	17,655	32,685	31,625	22,226
Financial instrument obligations(4)	56,837	56,734	103	—	—
Pension and postretirement benefit plan contributions(5)	275,907	24,882	56,310	63,525	131,190
Uncertain tax positions (6)	26,203	—	26,203	—	—
Total contractual obligations	$6,381,225	$1,384,278	$338,060	$317,909	$4,340,978

(1)	See Note 5 to the consolidated financial statements.

(2)	Interest charges were calculated using the effective rate for each debt issuance.

(3)	See Note 10 to the consolidated financial statements.

(4)
Represents liabilities for natural gas commodity and interest rate financial instruments that were valued as of September 30, 2018. The ultimate settlement amounts of these remaining liabilities are unknown because they are subject to continuing market risk until the financial instruments are settled.

(5)	Represents expected contributions to our pension and postretirement benefit plans, which are discussed in Note 7 to the consolidated financial statements.

(6)
Represents liabilities associated with uncertain tax positions claimed or expected to be claimed on tax returns. The amount does not include interest and penalties that may be applied to these positions.

We maintain supply contracts with several vendors that generally cover a period of up to one year. Commitments for estimated base gas volumes are established under these contracts on a monthly basis at contractually negotiated prices. Commitments for incremental daily purchases are made as necessary during the month in accordance with the terms of individual contracts. Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at market and fixed prices. At September 30, 2018, we were committed to purchase 54.1 Bcf within one year and 37.2 Bcf within two to three years under indexed contracts.
The passage of the TCJA resulted in the remeasurement of our net deferred tax liability. At September 30, 2018, we recorded $744.9 million, which relates to our regulated operations and has been recorded as a regulatory liability. The period and timing of the return of the excess deferred taxes is being determined by regulators in each of our jurisdictions. See Note 12 for further information.
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

The following table shows the components of the change in fair value of our financial instruments for the fiscal year ended September 30, 2018 (in thousands):

Fair value of contracts at September 30, 2017	$(109,159)
Contracts realized/settled	(1,254)
Fair value of new contracts	241
Other changes in value	54,954
Fair value of contracts at September 30, 2018	(55,218)
Netting of cash collateral	—
Cash collateral and fair value of contracts at September 30, 2018	$(55,218)
The fair value of our financial instruments at September 30, 2018, is presented below by time period and fair value source:

	Fair Value of Contracts at September 30, 2018
	Maturity in years
Source of Fair Value	Less than 1	1-3	4-5	Greater than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$(55,365)	$147	$—	$—	$(55,218)
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$(55,365)	$147	$—	$—	$(55,218)

Employee Benefits Programs
An important element of our total compensation program, and a significant component of our operation and maintenance expense, is the offering of various benefits programs to our employees. These programs include medical and dental insurance coverage and pension and postretirement programs.
Medical and Dental Insurance
We offer medical and dental insurance programs to substantially all of our employees. We believe these programs are compliant with all current regulatory provisions and are consistent with other programs in our industry. In recent years, we have endeavored to actively manage our health care costs through the introduction of a wellness strategy that is focused on helping employees to identify health risks and to manage these risks through improved lifestyle choices.
Over the last five fiscal years, we have experienced annual medical and prescription inflation of approximately seven percent. For fiscal 2019, we anticipate the medical and prescription drug inflation rate will increase at approximately six percent, primarily due to the inflation of health care costs and normalization of large claim activity.
Net Periodic Pension and Postretirement Benefit Costs
For the fiscal year ended September 30, 2018, our total net periodic pension and other benefits costs was $41.4 million, compared with $49.0 million and $46.0 million for the fiscal years ended September 30, 2017 and 2016. These costs are recoverable through our rates. A portion of these costs is capitalized into our distribution rate base and the remaining costs are recorded as a component of operation and maintenance expense.
Our fiscal 2018 costs were determined using a September 30, 2017 measurement date. At that date, interest and corporate bond rates utilized to determine our discount rates were higher than the interest and corporate bond rates as of September 30, 2016, the measurement date for our fiscal 2017 net periodic cost. Therefore, we increased the discount rate used to measure our fiscal 2018 net periodic cost from 3.73 percent to 3.89 percent. We lowered the expected return on plan assets from 7.00 percent to 6.75 percent in the determination of our fiscal 2018 net periodic pension cost based upon expected market returns for our targeted asset allocation. On October 20, 2017, the Society of Actuaries released its annually-updated mortality improvement scale for pension plans incorporating new assumptions surrounding life expectancies in the United States.  As of September 30, 2017, we updated our assumed mortality rates to incorporate the updated mortality table. As a result of the net impact of changes in these and other assumptions, our fiscal 2018 pension and postretirement medical costs were higher than in the prior year.
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
In accordance with the Pension Protection Act of 2006 (PPA), we determined the funded status of our plans as of January 1, 2018, 2017 and 2016. Based on these valuations, we have not had a minimum required contribution for the last three fiscal years. However, we made voluntary contributions of $7.0 million, $5.0 million and $15.0 million to our pension plans during fiscal 2018, 2017 and 2016 to achieve a desired PPA funding threshold.
We contributed $17.4 million, $13.7 million and $16.6 million to our postretirement benefits plans for the fiscal years ended September 30, 2018, 2017 and 2016. The contributions represent the portion of the postretirement costs we are responsible for under the terms of our plan and minimum funding required by state regulatory commissions.
Outlook for Fiscal 2019 and Beyond
As of September 30, 2018, interest and corporate bond rates were higher than the rates as of September 30, 2017. Therefore, we increased the discount rate used to measure our fiscal 2019 net periodic cost from 3.89 percent to 4.38 percent. The expected return on plan assets remained consistent with the prior year at 6.75 percent in the determination of our fiscal 2019 net periodic pension cost based upon expected market returns for our targeted asset allocation. On October 23, 2018, the Society of Actuaries released its annually-updated mortality improvement scale for pension plans incorporating new assumptions surrounding life expectancies in the United States.  As of September 30, 2018, we updated our assumed mortality rates to incorporate the updated mortality table. As a result of the net impact of changes in these and other assumptions, we expect our fiscal 2019 net periodic pension cost to be lower than fiscal 2018.
Based upon current market conditions, the current funded position of the plans and the funding requirements under the PPA, we do not anticipate a minimum required contribution for fiscal 2019. However, we may consider whether a voluntary contribution is prudent to maintain certain funding levels. The amount of this funding is contingent upon several factors, including the issuance of new mortality tables by the US Treasury Department used to establish plan funding requirements. With respect to our postretirement medical plans, we anticipate contributing between $10 million and $20 million during fiscal 2019.
Actual changes in the fair market value of plan assets and differences between the actual and expected return on plan assets could have a material effect on the amount of pension costs ultimately recognized. A 0.25 percent change in our discount rate would impact our pension and postretirement costs by approximately $2.5 million. A 0.25 percent change in our expected rate of return would impact our pension and postretirement costs by approximately $1.4 million.
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
We are exposed to risks associated with commodity prices and interest rates. Commodity price risk is the potential loss that we may incur as a result of changes in the fair value of a particular instrument or commodity. Interest-rate risk is the potential increased cost we could incur when we issue debt instruments or to provide financing and liquidity for our business activities. Additionally, interest-rate risk could affect our ability to issue cost effective equity instruments.

We conduct risk management activities in our distribution and pipeline and storage segments. In our distribution segment, we use a combination of physical storage, fixed-price forward contracts and financial instruments, primarily over-the-counter swap and option contracts, in an effort to minimize the impact of natural gas price volatility on our customers during the winter heating season. Our risk management activities and related accounting treatment are described in further detail in Note 13 to the consolidated financial statements. Additionally, our earnings are affected by changes in short-term interest rates as a result of our issuance of short-term commercial paper and our other short-term borrowings.
Commodity Price Risk
We purchase natural gas for our distribution operations. Substantially all of the costs of gas purchased for distribution operations are recovered from our customers through purchased gas cost adjustment mechanisms. Therefore, our distribution operations have limited commodity price risk exposure.
Interest Rate Risk
Our earnings are exposed to changes in short-term interest rates associated with our short-term commercial paper program and other short-term borrowings. We use a sensitivity analysis to estimate our short-term interest rate risk. For purposes of this analysis, we estimate our short-term interest rate risk as the difference between our actual interest expense for the period and estimated interest expense for the period assuming a hypothetical average one percent increase in the interest rates associated with our short-term borrowings. Had interest rates associated with our short-term borrowings increased by an average of one percent, our net interest expense would have increased by approximately $0.2 million during 2018.

ITEM 8.	Financial Statements and Supplementary Data.
All other financial statement schedules are omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and accompanying notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Atmos Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Atmos Energy Corporation (the “Company“) as of September 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders‘ equity, and cash flows, for each of the three years in the period ended September 30, 2018, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 13, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 1983.
Dallas, Texas
November 13, 2018

ATMOS ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30
	2018	2017
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$12,217,648	$11,001,910
Construction in progress	349,725	299,394
	12,567,373	11,301,304
Less accumulated depreciation and amortization	2,196,226	2,042,122
Net property, plant and equipment	10,371,147	9,259,182
Current assets
Cash and cash equivalents	13,771	26,409
Accounts receivable, less allowance for doubtful accounts of $14,795 in 2018 and $10,865 in 2017	253,295	222,263
Gas stored underground	165,732	184,653
Other current assets	46,055	106,321
Total current assets	478,853	539,646
Goodwill	730,419	730,132
Deferred charges and other assets	294,018	220,636
	$11,874,437	$10,749,596
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $.005 per share); 200,000,000 shares authorized; issued and outstanding: 2018 — 111,273,683 shares, 2017 — 106,104,634 shares	$556	$531
Additional paid-in capital	2,974,926	2,536,365
Accumulated other comprehensive loss	(83,647)	(105,254)
Retained earnings	1,878,116	1,467,024
Shareholders’ equity	4,769,951	3,898,666
Long-term debt	2,493,665	3,067,045
Total capitalization	7,263,616	6,965,711
Commitments and contingencies (See Note 11)
Current liabilities
Accounts payable and accrued liabilities	217,283	233,050
Other current liabilities	547,068	332,648
Short-term debt	575,780	447,745
Current maturities of long-term debt	575,000	—
Total current liabilities	1,915,131	1,013,443
Deferred income taxes	1,154,067	1,878,699
Regulatory excess deferred taxes (See Note 12)	739,670	—
Regulatory cost of removal obligation	466,405	485,420
Pension and postretirement liabilities	177,520	230,588
Deferred credits and other liabilities	158,028	175,735
	$11,874,437	$10,749,596
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30
	2018	2017	2016
	(In thousands, except per share data)
Operating revenues
Distribution segment	$3,003,047	$2,649,175	$2,339,778
Pipeline and storage segment	507,713	457,030	427,196
Intersegment eliminations	(395,214)	(346,470)	(312,326)
Total operating revenues	3,115,546	2,759,735	2,454,648

Purchased gas cost
Distribution segment	1,559,836	1,269,456	1,058,576
Pipeline and storage segment	1,978	2,506	(58)
Intersegment eliminations	(393,966)	(346,426)	(312,326)
Total purchased gas cost	1,167,848	925,536	746,192
Operation and maintenance expense	599,595	546,798	538,592
Depreciation and amortization expense	361,083	319,448	290,791
Taxes, other than income	263,886	240,407	221,843
Operating income	723,134	727,546	657,230
Miscellaneous expense	(5,344)	(3,270)	(234)
Interest charges	106,646	120,182	114,812
Income from continuing operations before income taxes	611,144	604,094	542,184
Income tax expense	8,080	221,383	196,642
Income from continuing operations	603,064	382,711	345,542
Income from discontinued operations, net of tax ($0, $6,841 and $3,731)	—	10,994	4,562
Gain on sale of discontinued operations, net of tax ($0, $10,215 and $0)	—	2,716	—
Net Income	$603,064	$396,421	$350,104
Basic and diluted net income per share
Income per share from continuing operations	$5.43	$3.60	$3.33
Income per share from discontinued operations	—	0.13	0.05
Net income per share - basic and diluted	$5.43	$3.73	$3.38
Basic and diluted weighted average shares outstanding	111,012	106,100	103,524

See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30
	2018	2017	2016
	(In thousands)
Net income	$603,064	$396,421	$350,104
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(146), $1,473 and $(245)	(395)	2,564	(465)
Cash flow hedges:
Amortization and unrealized gain (loss) on interest rate agreements, net of tax of $13,017, $43,238 and $(56,723)	44,936	75,222	(98,682)
Net unrealized gains on commodity cash flow hedges, net of tax of $0, $3,183 and $13,078	—	4,982	20,455
Total other comprehensive income (loss)	44,541	82,768	(78,692)
Total comprehensive income	$647,605	$479,189	$271,412

See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2015	101,478,818	$507	$2,230,591	$(109,330)	$1,073,029	$3,194,797
Net income	—	—	—	—	350,104	350,104
Other comprehensive loss	—	—	—	(78,692)	—	(78,692)
Cash dividends ($1.68 per share)	—	—	—	—	(175,126)	(175,126)
Cumulative effect of accounting change	—	—	—	—	14,527	14,527
Common stock issued:
Public offering	1,360,756	7	98,567	—	—	98,574
Direct stock purchase plan	133,133	1	9,228	—	—	9,229
Retirement savings plan	359,414	2	25,047	—	—	25,049
1998 Long-term incentive plan	598,439	3	3,175	—	—	3,178
Employee stock-based compensation	—	—	21,419	—	—	21,419
Balance, September 30, 2016	103,930,560	520	2,388,027	(188,022)	1,262,534	3,463,059
Net income	—	—	—	—	396,421	396,421
Other comprehensive income	—	—	—	82,768	—	82,768
Cash dividends ($1.80 per share)	—	—	—	—	(191,931)	(191,931)
Common stock issued:
Public offering	1,303,494	6	98,749	—	—	98,755
Direct stock purchase plan	112,592	1	8,970	—	—	8,971
Retirement savings plan	228,326	1	17,551	—	—	17,552
1998 Long-term incentive plan	529,662	3	3,698	—	—	3,701
Employee stock-based compensation	—	—	19,370	—	—	19,370
Balance, September 30, 2017	106,104,634	531	2,536,365	(105,254)	1,467,024	3,898,666
Net income	—	—	—	—	603,064	603,064
Other comprehensive income	—	—	—	44,541	—	44,541
Cash dividends ($1.94 per share)	—	—	—	—	(214,906)	(214,906)
Cumulative effect of accounting change (1)	—	—	—	(22,934)	22,934	—
Common stock issued:
Public offering	4,558,404	22	395,070	—	—	395,092
Direct stock purchase plan	131,213	1	11,322	—	—	11,323
Retirement savings plan	94,081	—	8,240	—	—	8,240
1998 Long-term incentive plan	385,351	2	3,469	—	—	3,471
Employee stock-based compensation	—	—	20,460	—	—	20,460
Balance, September 30, 2018	111,273,683	$556	$2,974,926	$(83,647)	$1,878,116	$4,769,951

(1)	See Note 2, "Recent Accounting Pronouncements" for additional information.
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2018	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$603,064	$396,421	$350,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	361,083	319,633	293,096
Deferred income taxes	158,271	227,183	193,556
One-time income tax benefit	(158,782)	—	—
Gain on sale of discontinued operations	—	(12,931)	—
Discontinued cash flow hedging for commodity contracts	—	(10,579)	—
Stock-based compensation	12,863	14,064	14,760
Debt financing costs	7,865	6,469	5,667
Other	5,437	97	1,019
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(29,208)	(58,696)	(4,847)
(Increase) decrease in gas stored underground	18,921	(35,126)	20,577
(Increase) decrease in other current assets	60,424	9,991	(18,739)
(Increase) decrease in deferred charges and other assets	(10,049)	102,254	(24,860)
Increase (decrease) in accounts payable and accrued liabilities	(11,857)	53,017	(5,195)
Increase (decrease) in other current liabilities	74,707	(78,651)	(44,482)
Increase (decrease) in deferred credits and other liabilities	31,923	(66,056)	14,334
Net cash provided by operating activities	1,124,662	867,090	794,990
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(1,467,591)	(1,137,089)	(1,086,950)
Acquisition	—	(86,128)	—
Proceeds from the sale of discontinued operations	3,000	140,253	—
Purchases of available-for-sale securities	(46,401)	(53,597)	(32,551)
Proceeds from sale of available-for-sale securities	22,360	31,792	27,019
Maturities of available-for-sale securities	15,716	9,332	6,290
Use tax refund	790	29,790	—
Other, net	8,560	9,341	6,460
Net cash used in investing activities	(1,463,566)	(1,056,306)	(1,079,732)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term debt	128,035	(382,066)	371,884
Proceeds from issuance of long-term debt, net of premium/discount	—	884,911	—
Net proceeds from equity offering	395,092	98,755	98,574
Issuance of common stock through stock purchase and employee retirement plans	19,563	26,523	34,278
Settlement of interest rate agreements	—	(36,996)	—
Interest rate agreements cash collateral	—	25,670	(25,670)
Repayment of long-term debt	—	(250,000)	—
Cash dividends paid	(214,906)	(191,931)	(175,126)
Debt issuance costs	—	(6,775)	(317)
Other	(1,518)	—	—
Net cash provided by financing activities	326,266	168,091	303,623
Net increase (decrease) in cash and cash equivalents	(12,638)	(21,125)	18,881
Cash and cash equivalents at beginning of year	26,409	47,534	28,653
Cash and cash equivalents at end of year	$13,771	$26,409	$47,534
CASH PAID (RECEIVED) DURING THE PERIOD FOR:
Interest	$169,987	$156,668	$154,748
Income taxes	$6,102	$5,264	$7,794
See accompanying notes to consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Through our distribution business, we deliver natural gas through sales and transportation arrangements to over three million residential, commercial, public-authority and industrial customers through our six regulated distribution divisions in the service areas described below:

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
Our pipeline and storage business, which is also subject to federal and state regulation, consists of the the pipeline and storage operations of our Atmos Pipeline–Texas (APT) Division and our natural gas transmission business in Louisiana. The APT division provides transportation and storage services to our Mid-Tex Division, other third-party local distribution companies, industrial and electric generation customers, as well as marketers and producers. As part of its pipeline operations, APT manages five underground storage facilites in Texas. We also provide ancillary services customary to the pipeline industry including parking arrangements, lending and sales of inventory on hand. Our natural gas transmission operations in Louisiana are comprised of a proprietary 21-mile pipeline located in the New Orleans, Louisiana area that is primarily used to aggregate gas supply for our distribution division in Louisiana under a long-term contract and on a more limited basis, to third parties.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Substantially all of our regulatory assets are recorded as a component of deferred charges and other assets and a portion of our regulatory liabilities are recorded as a component of other current liabilities and deferred credits and other liabilities. Deferred gas costs are recorded either in other current assets or liabilities and our regulatory excess deferred taxes and regulatory cost of removal obligation are reported separately. Significant regulatory assets and liabilities as of September 30, 2018 and 2017 included the following:

	September 30
	2018	2017
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs(1)	$6,496	$26,826
Infrastructure mechanisms(2)	96,739	46,437
Deferred gas costs	1,927	65,714
Recoverable loss on reacquired debt	8,702	11,208
Deferred pipeline record collection costs	20,467	11,692
APT annual adjustment mechanism	—	2,160
Rate case costs	2,741	2,629
Other	6,739	10,132
	$143,811	$176,798
Regulatory liabilities:
Regulatory excess deferred taxes(3)	$744,895	$—
Regulatory cost of service reserve(4)	22,508	—
Regulatory cost of removal obligation	522,175	521,330
Deferred gas costs	94,705	15,559
Asset retirement obligation	12,887	12,827
APT annual adjustment mechanism	35,228	—
Pension and postretirement benefit costs	69,113	—
Other	9,486	5,941
	$1,510,997	$555,657

(1)	Includes $6.5 million and $9.4 million of pension and postretirement expense deferred pursuant to regulatory authorization.

(2)
Infrastructure mechanisms in Texas and Louisiana allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on the deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recovered through base rates.

(3)
The TCJA resulted in the remeasurement of the net deferred tax liability included in our rate base. Of this amount, $5.2 million is recorded in other current liabilities. The period and timing of the return of the excess deferred taxes is being determined by regulators in each of our jurisdictions. See Note 12 for further information.

(4)
Effective January 1, 2018, regulators in each of our service areas required us to establish a regulatory liability for the difference in recoverable federal taxes included in revenues based on the former 35% federal statutory rate and the new 21% federal statutory rate for service provided on or after January 1, 2018. The period and timing of the return of this liability to utility customers is being determined by regulators in each of our jurisdictions. See Note 12 for further information.

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There is no margin generated through purchased gas cost adjustments, but they provide a dollar-for-dollar offset to increases or decreases in our distribution segment’s gas costs. The effects of these purchased gas cost adjustment mechanisms are recorded as deferred gas costs on our balance sheet.
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
Gas stored underground — Our gas stored underground is comprised of natural gas injected into storage to support the winter season withdrawals for our distribution operations. The average cost method is used for all of our distribution operations. Gas in storage that is retained as cushion gas to maintain reservoir pressure is classified as property, plant and equipment and is valued at cost.
Property, plant and equipment — Regulated property, plant and equipment is stated at original cost, net of contributions in aid of construction. The cost of additions includes direct construction costs, payroll related costs (taxes, pensions and other fringe benefits), administrative and general costs and an allowance for funds used during construction. The allowance for funds used during construction represents the estimated cost of funds used to finance the construction of major projects and are capitalized in the rate base for ratemaking purposes when the completed projects are placed in service. Interest expense of $6.8 million, $2.5 million and $2.8 million was capitalized in 2018, 2017 and 2016.
Major renewals, including replacement pipe, and betterments that are recoverable under our regulatory rate base are capitalized while the costs of maintenance and repairs that are not capitalizable are charged to expense as incurred. The costs of large projects are accumulated in construction in progress until the project is completed. When the project is completed, tested and placed in service, the balance is transferred to the regulated plant in service account included in the rate base and depreciation begins.
Regulated property, plant and equipment is depreciated at various rates on a straight-line basis. These rates are approved by our regulatory commissions and are comprised of two components: one based on average service life and one based on cost of removal. Accordingly, we recognize our cost of removal expense as a component of depreciation expense. The related cost of removal accrual is reflected as a regulatory liability on the consolidated balance sheet. At the time property, plant and equipment is retired, removal expenses less salvage, are charged to the regulatory cost of removal accrual. The composite depreciation rate was 3.2 percent, 3.1 percent and 3.2 percent for the fiscal years ended September 30, 2018, 2017 and 2016.
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
As of September 30, 2018 and 2017, we had asset retirement obligations of $12.9 million and $12.8 million. Additionally, we had $7.5 million and $7.8 million of asset retirement costs recorded as a component of property, plant and equipment that will be depreciated over the remaining life of the underlying associated assets.
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
Goodwill — We annually evaluate our goodwill balances for impairment during our second fiscal quarter or more frequently as impairment indicators arise. During the second quarter of fiscal 2018, we completed our annual goodwill impairment assessment using a qualitative assessment, as permitted under U.S. GAAP. We test goodwill for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. Based on the assessment performed, we determined that our goodwill was not impaired. Although not applicable for the fiscal 2018 analysis, if the qualitative assessment resulted in impairment indicators, we would then use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. These calculations are dependent on several subjective factors including the timing of future cash flows, future growth rates and the discount rate. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value.
Marketable securities — As of September 30, 2018 and 2017, all of our marketable securities were classified as available for sale. In accordance with the current authoritative accounting standards, these securities, including both debt and equity securities, are reported at market value with unrealized gains and losses shown as a component of accumulated other comprehensive income (loss). We regularly evaluate the performance of these investments on an individual investment by investment basis for impairment, taking into consideration the fund’s purpose, volatility and current returns. If a determination is made that a decline in fair value is other than temporary, the related investment is written down to its estimated fair value. Beginning on October 1, 2018, changes in fair value of our equity available for sale securities will be recorded in net income as discussed further below in the Recent accounting pronouncements section.
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
Financial Instruments Associated with Commodity Price Risk
In our distribution segment, the costs associated with and the realized gains and losses arising from the use of financial instruments to mitigate commodity price risk are included in our purchased gas cost adjustment mechanisms in accordance with regulatory requirements. Therefore, changes in the fair value of these financial instruments are initially recorded as a component of deferred gas costs and recognized in the consolidated statement of income as a component of purchased gas cost when the related costs are recovered through our rates and recognized in revenue in accordance with accounting principles generally accepted in the United States. Accordingly, there is no earnings impact on our distribution segment as a result of the use of financial instruments.
Financial Instruments Associated with Interest Rate Risk
We manage interest rate risk, primarily when we plan to issue long-term debt. We currently manage this risk through the use of forward starting interest rate swaps to fix the Treasury yield component of the interest cost associated with anticipated financings. We designate these financial instruments as cash flow hedges at the time the agreements are executed. Unrealized gains and losses associated with the instruments are recorded as a component of accumulated other comprehensive income (loss). When the instruments settle, the realized gain or loss is recorded as a component of accumulated other comprehensive income (loss) and recognized as a component of interest expense over the life of the related financing arrangement. Hedge ineffectiveness to the extent incurred is reported as a component of interest expense. As of September 30, 2018 and September 30, 2017, no cash was required to be held in margin accounts.
Fair Value Measurements — We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Subsequent events — Except as noted in Note 5 and 6 regarding the public offering of senior notes, no events occurred subsequent to the balance sheet date that would require recognition or disclosure in the financial statements.
Recent accounting pronouncements
Accounting pronouncements adopted in fiscal 2018
In February 2018, the Financial Accounting Standards Board (FASB) issued new guidance as a result of the Tax Cuts and Jobs Act of 2017 (the "TCJA"), related to the treatment of certain tax effects from accumulated other comprehensive income. The new guidance allows entities to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the adoption of the TCJA. The new guidance will be effective for us in the fiscal year beginning on October 1, 2019 and for interim periods within that year. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We have early adopted the new standard effective as of September 30, 2018, and reclassified the stranded tax effects of $22.9 million, resulting from the TCJA from accumulated other comprehensive income to retained earnings. This change is reflected on our consolidated statement of shareholders' equity.
In January 2017, the FASB issued new guidance that simplified the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Under the new guidance, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. We early adopted the new standard, effective for our goodwill impairment test performed in our second

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal quarter of 2018. The new standard did not have a material impact on our results of operations, consolidated balance sheets or cash flows.
Accounting pronouncements that will be effective in fiscal 2019
In May 2014, the FASB issued a comprehensive new revenue recognition standard that superseded virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States. Under the new standard, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current guidance. The new guidance will become effective for us October 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.
We have completed the evaluation of our sources of revenue and the impact that the new guidance will have on our financial position, results of operations, cash flows and business processes. Based on this evaluation, we do not believe the implementation of the new guidance will have a material effect on our financial position, results of operations, cash flows or business processes. We intend to apply the new guidance using the modified retrospective method on the date of adoption. The most impactful change from the adoption of this standard will be the disclosure requirements. In the first quarter of fiscal 2019, we will add a new revenue footnote which will contain a disaggregation of revenues from contracts with customers by customer type.
In March 2017, the FASB issued new guidance related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The new guidance requires entities to disaggregate the current service cost component of the net benefit cost from the other components and present it with other current compensation costs for related employees in the statement of income. The other components of net benefit cost will be presented outside of income from operations on the statement of income. In addition, only the service cost component of net benefit cost is eligible for capitalization (e.g., as part of inventory or property, plant, and equipment). The Federal Energy Regulatory Commission (“FERC”), which regulates interstate transmission pipelines and also establishes, through its Uniform System of Accounts, accounting practices for rate-regulated entities, has issued guidance that states it will permit an election to either continue to capitalize non-service benefit costs or to cease capitalizing such costs for regulatory purposes.  Accounting guidelines by the FERC are typically also followed by state commissions.  As such, we plan to continue to capitalize into property, plant and equipment all components of net periodic benefit cost for ratemaking purposes and will defer the non-service cost components as a regulatory asset for U.S. GAAP reporting purposes. The new guidance will be effective for us in the fiscal year beginning on October 1, 2018 and for interim periods within that year.  The standard requires retrospective application for presentation of non-service cost components outside of income from operations in the statement of income and prospective application of the change in eligible costs for capitalization. We do not anticipate the new standard will have a material impact on our financial position, results of operations and cash flows.
In January 2016, the FASB issued guidance related to the classification and measurement of financial instruments. The amendments modify the accounting and presentation for certain financial liabilities and equity investments not consolidated or reported using the equity method. The guidance is effective for us beginning October 1, 2018. The standard will require that changes in fair value of our available-for-sale equity securities be recorded in net income. However, the accounting for our available-for-sale debt securities remains unchanged as a result of this guidance. The new guidance will be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of fiscal year 2019. We expect to record a cumulative-effect adjustment of approximately $8 million from accumulated other comprehensive income to retained earnings. We do not anticipate the new standard will have a material impact on our financial position, results of operations or cash flows.
In August 2018, the FASB issued new guidance aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments require a customer in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The new guidance is effective for us in the fiscal year beginning October 1, 2020 and for interim periods within that year. Early adoption is permitted, including adoption in any interim period. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We intend to early adopt the guidance prospectively as of the fiscal year beginning October 1, 2018. We do not anticipate the new standard will have a material impact on our financial position, results of operations or cash flows.
Recently issued accounting pronouncements that will be effective after fiscal 2019

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2016, the FASB issued a comprehensive new leasing standard that will require lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The new standard will be effective for us beginning on October 1, 2019; early adoption is permitted. The new leasing standard requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. Additionally, in January 2018, the FASB issued amendments to the standard that provides a practical expedient for entities to not evaluate existing or expired land easements that were not previously accounted for as leases under the current guidance. In July 2018, the FASB issued an amendment to the standard that provides an additional and optional transition method to adopt the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the effect of this standard and amendments on our financial position, results of operations, cash flows and business processes.
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
In August 2018, the FASB issued new guidance that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance removes the disclosure requirements for the amounts of gain/loss and prior service cost/credit amortization expected in the following year and the disclosure of the effect of a one-percentage-point change in the health care cost trend rate, among other changes. The guidance adds certain disclosures including the weighted average interest crediting rate for cash balance plans and a narrative description for the significant change in gains and losses as well as any other significant change in the plan obligations or assets. The new guidance is effective for us in the fiscal year beginning October 1, 2020 and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. The adoption of this new guidance impacts only our disclosures; however we are still evaluating the timing of our adoption.
3.    Segment Information
As of September 30, 2018, we manage and review our consolidated operations through the following three reportable segments:

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income statements and capital expenditures by segment are shown in the following tables.

	Year Ended September 30, 2018
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$3,000,404	$115,142	$—	$3,115,546
Intersegment revenues	2,643	392,571	(395,214)	—
Total operating revenues	3,003,047	507,713	(395,214)	3,115,546
Purchased gas cost	1,559,836	1,978	(393,966)	1,167,848
Operation and maintenance expense	465,848	134,995	(1,248)	599,595
Depreciation and amortization expense	264,930	96,153	—	361,083
Taxes, other than income	231,566	32,320	—	263,886
Operating income	480,867	242,267	—	723,134
Miscellaneous expense	(1,849)	(3,495)	—	(5,344)
Interest charges	65,850	40,796	—	106,646
Income before income taxes	413,168	197,976	—	611,144
Income tax (benefit) expense	(29,798)	37,878	—	8,080
Net income	$442,966	$160,098	$—	$603,064
Capital expenditures	$1,025,800	$441,791	$—	$1,467,591

	Year Ended September 30, 2017
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,647,813	$111,922	$—	$—	$2,759,735
Intersegment revenues	1,362	345,108	—	(346,470)	—
Total operating revenues	2,649,175	457,030	—	(346,470)	2,759,735
Purchased gas cost	1,269,456	2,506	—	(346,426)	925,536
Operation and maintenance expense	413,077	133,765	—	(44)	546,798
Depreciation and amortization expense	249,071	70,377	—	—	319,448
Taxes, other than income	211,929	28,478	—	—	240,407
Operating income	505,642	221,904	—	—	727,546
Miscellaneous expense	(1,695)	(1,575)	—	—	(3,270)
Interest charges	79,789	40,393	—	—	120,182
Income from continuing operations before income taxes	424,158	179,936	—	—	604,094
Income tax expense	155,789	65,594	—	—	221,383
Income from continuing operations	268,369	114,342	—	—	382,711
Income from discontinued operations, net of tax	—	—	10,994	—	10,994
Gain on sale of discontinued operations, net of tax	—	—	2,716	—	2,716
Net income	$268,369	$114,342	$13,710	$—	$396,421
Capital expenditures	$849,950	$287,139	$—	$—	$1,137,089

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2016
	Distribution	Pipeline and Storage	Natural Gas Marketing	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,338,404	$116,244	$—	$—	$2,454,648
Intersegment revenues	1,374	310,952	—	(312,326)	—
Total operating revenues	2,339,778	427,196	—	(312,326)	2,454,648
Purchased gas cost	1,058,576	(58)	—	(312,326)	746,192
Operation and maintenance expense	407,982	130,610	—	—	538,592
Depreciation and amortization expense	234,109	56,682	—	—	290,791
Taxes, other than income	197,227	24,616	—	—	221,843
Operating income	441,884	215,346	—	—	657,230
Miscellaneous income (expense)	1,171	(1,405)	—	—	(234)
Interest charges	78,238	36,574	—	—	114,812
Income from continuing operations before income taxes	364,817	177,367	—	—	542,184
Income tax expense	130,987	65,655	—	—	196,642
Income from continuing operations	233,830	111,712	—	—	345,542
Income from discontinued operations, net of tax	—	—	4,562	—	4,562
Net income	$233,830	$111,712	$4,562	$—	$350,104
Capital expenditures	$740,246	$346,383	$321	$—	$1,086,950
The following table summarizes our revenues from external parties by products and services for the fiscal year ended September 30.

	2018	2017	2016
	(In thousands)
Distribution revenues:
Gas sales revenues:
Residential	$1,916,101	$1,642,918	$1,477,049
Commercial	797,073	708,167	619,979
Industrial	131,267	133,372	98,439
Public authority and other	47,714	45,820	41,307
Total gas sales revenues	2,892,155	2,530,277	2,236,774
Transportation revenues	99,250	86,332	76,690
Other gas revenues	8,999	31,204	24,940
Total distribution revenues	3,000,404	2,647,813	2,338,404
Pipeline and storage revenues	115,142	111,922	116,244
Total operating revenues	$3,115,546	$2,759,735	$2,454,648

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance sheet information at September 30, 2018 and 2017 by segment is presented in the following tables.

	September 30, 2018
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$7,644,693	$2,726,454	$—	$10,371,147
Total assets	$11,109,128	$2,963,480	$(2,198,171)	$11,874,437

	September 30, 2017
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$6,849,517	$2,409,665	$—	$9,259,182
Total assets	$10,050,164	$2,621,601	$(1,922,169)	$10,749,596

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
Basic and diluted earnings per share for the fiscal years ended September 30 are calculated as follows:

	2018	2017	2016
	(In thousands, except per share data)
Basic and Diluted Earnings Per Share from continuing operations
Income from continuing operations	$603,064	$382,711	$345,542
Less: Income from continuing operations allocated to participating securities	580	475	538
Income from continuing operations available to common shareholders	$602,484	$382,236	$345,004
Basic and diluted weighted average shares outstanding	111,012	106,100	103,524
Income from continuing operations per share — Basic and Diluted	$5.43	$3.60	$3.33

Basic and Diluted Earnings Per Share from discontinued operations
Income from discontinued operations	$—	$13,710	$4,562
Less: Income from discontinued operations allocated to participating securities	—	12	8
Income from discontinued operations available to common shareholders	$—	$13,698	$4,554
Basic and diluted weighted average shares outstanding	111,012	106,100	103,524
Income from discontinued operations per share - Basic and Diluted	$—	$0.13	$0.05
Net Income per share — Basic and Diluted	$5.43	$3.73	$3.38

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Debt
Long-term debt
Long-term debt at September 30, 2018 and 2017 consisted of the following:

	2018	2017
	(In thousands)
Unsecured 8.50% Senior Notes, due March 2019	$450,000	$450,000
Unsecured 3.00% Senior Notes, due 2027	500,000	500,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	750,000	750,000
Medium term Series A notes, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Floating-rate term loan, due September 2019(1)	125,000	125,000
Total long-term debt	3,085,000	3,085,000
Less:
Original issue (premium) / discount on unsecured senior notes and debentures	(4,439)	(4,384)
Debt issuance cost	20,774	22,339
Current maturities	575,000	—
	$2,493,665	$3,067,045

(1)	Up to $200 million can be drawn under this term loan.

Maturities of long-term debt at September 30, 2018 were as follows (in thousands):

2019	$575,000
2020	—
2021	—
2022	—
2023	—
Thereafter	2,510,000
$3,085,000

On October 4, 2018, we completed a public offering of $600 million of 4.30% senior notes due 2048. We received net proceeds from the offering, after the underwriting discount and estimated offering expenses, of approximately $591 million, that were used to repay working capital borrowings pursuant to our commercial paper program. The effective interest rate of these notes is 4.37% after giving effect to the offering costs.

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Currently, our short-term borrowing requirements are satisfied through a combination of a $1.5 billion commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $1.5 billion of total working capital funding. The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility. On March 26, 2018, we executed one of our two one-year extension options which extended the maturity date from September 25, 2021 to September 25, 2022. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a spread ranging from zero percent to 1.25 percent, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At September 30, 2018 and 2017, there was $575.8 million and $447.7 million outstanding under our commercial paper program with weighted average interest rates of 2.15% and 1.25%, with weighted average maturities of less than one month.
Additionally, we have a $25 million 364-day unsecured facility, which was renewed on April 1, 2018 and expires March 31, 2019, and a $10 million 364-day unsecured revolving credit facility, which is used primarily to issue letters of credit and which was renewed on September 30, 2018. At September 30, 2018, there were no borrowings outstanding under either of these facilities; however, outstanding letters of credit reduced the total amount available to us under our $10 million unsecured revolving facility to $4.4 million.
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total debt to total capitalization of no greater than 70 percent. At September 30, 2018, our total-debt-to-total-capitalization ratio, as defined, was 44 percent. In addition, both the interest margin and the fee that we pay on unused amounts under each of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or is not paid at maturity. We were in compliance with all of our debt covenants as of September 30, 2018. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

6.    Shareholders' Equity

Shelf Registration, At-the-Market Equity Sales Program and Equity Issuance
On March 28, 2016, we filed a registration statement with the Securities and Exchange Commission (SEC) that originally permitted us to issue, from time to time, up to $2.5 billion in common stock and/or debt securities, which expires March 28, 2019. At September 30, 2018, approximately $650.0 million of securities remained available for issuance under the shelf registration statement. The issuance of our $600 million senior unsecured notes in October 2018, as discussed in Note 5, effectively exhausted this shelf registration statement.
On November 14, 2017, we filed a prospectus supplement under the registration statement relating to an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $500 million, which expires March 28, 2019. During the year ended September 30, 2018, no shares of common stock were sold under our ATM equity sales program.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss)
We record deferred gains (losses) in accumulated other comprehensive income (AOCI) related to available-for-sale securities, which include equity and debt securities, interest rate agreement cash flow hedges and commodity contract cash flow hedges. Deferred gains (losses) for our available-for-sale securities and commodity contract cash flow hedges are recognized in earnings upon settlement, while deferred gains (losses) related to our interest rate agreement cash flow hedges are recognized in earnings as a component of interest expense, as they are amortized. The following tables provide the components of our accumulated other comprehensive income (loss) balances, net of the related tax effects allocated to each component of other comprehensive income (loss). Additionally, as discussed further in Note 2, we have early adopted a new accounting standard effective as of September 30, 2018. The adoption resulted in a reclassification of the stranded tax effects resulting from the TCJA, from accumulated other comprehensive income to retained earnings, as seen in the table below.

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2017	$7,048	$(112,302)	$(105,254)
Other comprehensive income (loss) before reclassifications	1,426	43,184	44,610
Amounts reclassified from accumulated other comprehensive income	(1,821)	1,752	(69)
Net current-period other comprehensive income (loss)	(395)	44,936	44,541
Cumulative effect of accounting change	1,471	(24,405)	(22,934)
September 30, 2018	$8,124	$(91,771)	$(83,647)

	Available- for-Sale Securities	Interest Rate Agreement Cash Flow Hedges	Commodity Contracts Cash Flow Hedges	Total
	(In thousands)
September 30, 2016	$4,484	$(187,524)	$(4,982)	$(188,022)
Other comprehensive income (loss) before reclassifications	2,502	74,560	9,847	86,909
Amounts reclassified from accumulated other comprehensive income	62	662	(4,865)	(4,141)
Net current-period other comprehensive income	2,564	75,222	4,982	82,768
September 30, 2017	$7,048	$(112,302)	$—	$(105,254)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables detail reclassifications out of AOCI for the fiscal years ended September 30, 2018 and 2017. Amounts in parentheses below indicate decreases to net income in the statement of income.

Fiscal Year Ended September 30, 2018
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
(In thousands)
Available-for-sale securities(2)	$2,360	Operation and maintenance expense
	2,360	Total before tax
	(539)	Tax expense
	$1,821	Net of tax
Cash flow hedges
Interest rate agreements	$(2,375)	Interest charges
	(2,375)	Total before tax
	623	Tax benefit
	$(1,752)	Net of tax
Total reclassifications	$69	Net of tax

	Fiscal Year Ended September 30, 2017
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	(In thousands)
Available-for-sale securities(2)	$(97)	Operation and maintenance expense
	(97)	Total before tax
	35	Tax benefit
	$(62)	Net of tax
Cash flow hedges
Interest rate agreements	$(1,043)	Interest charges
Commodity contracts	7,967	Purchased gas cost(1)
	6,924	Total before tax
	(2,721)	Tax expense
	$4,203	Net of tax
Total reclassifications	$4,141	Net of tax

(1)	Amounts are presented as part of income from discontinued operations on the consolidated statements of income.

(2)	Our available-for-sale securities include both debt and equity securities.

7.    Retirement and Post-Retirement Employee Benefit Plans
We have both funded and unfunded noncontributory defined benefit plans that together cover most of our employees. We also maintain post-retirement plans that provide health care benefits to retired employees. Finally, we sponsor a defined contribution plan that covers substantially all employees. These plans are discussed in further detail below.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a rate regulated entity, we generally recover our pension costs in our rates over a period of up to 15 years. The amounts that have not yet been recognized in net periodic pension cost that have been recorded as regulatory assets or liabilities are as follows:

	Defined Benefit Plan	Supplemental Executive Retirement Plans	Postretirement Plans	Total
	(In thousands)
September 30, 2018
Unrecognized prior service (credit) cost	$(1,047)	$—	$1,298	$251
Unrecognized actuarial (gain) loss	(2,310)	33,912	(100,966)	(69,364)
	$(3,357)	$33,912	$(99,668)	$(69,113)
September 30, 2017
Unrecognized prior service (credit) cost	$(1,278)	$—	$1,309	$31
Unrecognized actuarial (gain) loss	62,388	42,170	(87,196)	17,362
	$61,110	$42,170	$(85,887)	$17,393
Defined Benefit Plans
Employee Pension Plan
As of September 30, 2018, we maintained one defined benefit plan, the Atmos Energy Corporation Pension Account Plan (the Plan). The assets of the Plan are held within the Atmos Energy Corporation Master Retirement Trust (the Master Trust). The Plan is a cash balance pension plan that was established effective January 1999 and covers most of the employees of Atmos Energy that were hired on or before September 30, 2010. The plan was closed to new participants effective October 1, 2010.
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
During fiscal 2018 and 2017 we contributed $7.0 million and $5.0 million in cash to the Plan to achieve a desired level of funding while maximizing the tax deductibility of this payment. Based upon market conditions at September 30, 2018, the current funded position of the Plan and the funding requirements under the PPA, we do not anticipate a minimum required contribution for fiscal 2019. However, we may consider whether a voluntary contribution is prudent to maintain certain funding levels.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents asset allocation information for the Master Trust as of September 30, 2018 and 2017.

	Targeted Allocation Range	Actual Allocation September 30
Security Class		2018	2017
Domestic equities	35%-55%	44.3%	43.9%
International equities	10%-20%	15.4%	17.2%
Fixed income	5%-30%	16.9%	10.6%
Company stock	0%-15%	12.7%	11.8%
Other assets	0%-20%	10.7%	16.5%
At September 30, 2018 and 2017, the Plan held 716,700 shares of our common stock which represented 12.7 percent and 11.8 percent of total Plan assets. These shares generated dividend income for the Plan of approximately $1.4 million and $1.7 million during fiscal 2018 and 2017.
Our employee pension plan expenses and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates and demographic data. We review the estimates and assumptions underlying our employee pension plans annually based upon a September 30 measurement date. The development of our assumptions is fully described in our significant accounting policies in Note 2. The actuarial assumptions used to determine the pension liability for the Plan was determined as of September 30, 2018 and 2017 and the actuarial assumptions used to determine the net periodic pension cost for the Plan was determined as of September 30, 2017, 2016 and 2015. On October 23, 2018, the Society of Actuaries released its annually-updated mortality improvement scale for pension plans incorporating new assumptions surrounding life expectancies in the United States.  As of September 30, 2018, we updated our assumed mortality rates to incorporate the updated mortality table.
Additional assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2018	2017	2018	2017	2016
Discount rate	4.38%	3.89%	3.89%	3.73%	4.55%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%
Expected return on plan assets	6.75%	6.75%	6.75%	7.00%	7.00%

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Plan’s accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2018 and 2017:

	2018	2017
	(In thousands)
Accumulated benefit obligation	$478,750	$505,355
Change in projected benefit obligation:
Benefit obligation at beginning of year	$533,455	$545,480
Service cost	17,264	18,109
Interest cost	20,803	20,443
Actuarial (gain) loss	(29,087)	(16,347)
Benefits paid	(37,716)	(34,230)
Benefit obligation at end of year	504,719	533,455
Change in plan assets:
Fair value of plan assets at beginning of year	508,244	473,950
Actual return on plan assets	54,163	63,524
Employer contributions	7,000	5,000
Benefits paid	(37,716)	(34,230)
Fair value of plan assets at end of year	531,691	508,244
Reconciliation:
Funded status	26,972	(25,211)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Net amount recognized	$26,972	$(25,211)

Net periodic pension cost for the Plan for fiscal 2018, 2017 and 2016 is recorded as operating expense and included the following components:

	Fiscal Year Ended September 30
	2018	2017	2016
	(In thousands)
Components of net periodic pension cost:
Service cost	$17,264	$18,109	$16,419
Interest cost	20,803	20,443	23,193
Expected return on assets	(27,666)	(27,975)	(27,522)
Amortization of prior service credit	(231)	(231)	(226)
Recognized actuarial loss	9,114	12,744	10,693
Net periodic pension cost	$19,284	$23,090	$22,557

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of September 30, 2018 and 2017. As required by authoritative accounting literature, assets are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The methods used to determine fair value for the assets held by the Plan are fully described in Note 2. Investments in our common/collective trusts and limited partnerships that are measured at net asset value per share equivalent are not classified in the fair value hierarchy. The net asset value amounts presented are intended to reconcile the fair value hierarchy to the total investments. In addition to the assets shown below, the Plan had net accounts receivable of $2.0 million and $0.6 million at September 30, 2018 and 2017, which materially approximates fair value due to the short-term nature of these assets.

	Assets at Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks	$197,577	$—	$—	$197,577
Money market funds	—	19,153	—	19,153
Registered investment companies	50,895	—	—	50,895
Government securities:
Mortgage-backed securities	—	18,821	—	18,821
U.S. treasuries	23,071	868	—	23,939
Corporate bonds	—	46,498	—	46,498
Total investments at fair value	$271,543	$85,340	$—	356,883
Investments measured at net asset value:
Common/collective trusts (1)				108,391
Limited partnerships (1)				64,399
Total investments at fair value				$529,673

	Assets at Fair Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Common stocks	$164,910	$—	$—	$164,910
Money market funds	—	9,588	—	9,588
Registered investment companies	64,102	—	—	64,102
Government securities:
Mortgage-backed securities	—	15,664	—	15,664
U.S. treasuries	5,129	822	—	5,951
Corporate bonds	—	32,314	—	32,314
Total assets in the fair value hierarchy	$234,141	$58,388	$—	292,529
Investments measured at net asset value:
Common/collective trusts (1)				150,976
Limited partnerships (1)				64,135
Total investments at fair value				$507,640

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
Due to the retirement of certain executives, during fiscal 2018 we recognized a one-time settlement charge of $4.2 million associated with our SERP and paid $13.9 million in lump sums in relation to the retirements.
Similar to our employee pension plans, we review the estimates and assumptions underlying our supplemental plans annually based upon a September 30 measurement date using the same techniques as our employee pension plans. The actuarial assumptions used to determine the pension liability for the supplemental plans were determined as of September 30, 2018 and 2017 and the actuarial assumptions used to determine the net periodic pension cost for the supplemental plans were determined as of September 30, 2017, 2016 and 2015. These assumptions are presented in the following table:

	Pension Liability		Pension Cost
	2018	2017	2018	2017	2016
Discount rate(1)	4.38%	3.89%	4.08%	3.73%	4.55%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%

(1)	Reflects a weighted average discount rate for pension cost for fiscal 2018 due to settlements during the year.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the supplemental plans’ accumulated benefit obligation, projected benefit obligation and funded status as of September 30, 2018 and 2017:

	2018	2017
	(In thousands)
Accumulated benefit obligation	$116,943	$130,070
Change in projected benefit obligation:
Benefit obligation at beginning of year	$134,480	$142,574
Service cost	1,332	2,756
Interest cost	4,988	4,744
Actuarial (gain) loss	(1,020)	(2,452)
Benefits paid	(4,523)	(4,588)
Settlements	(13,887)	(8,554)
Benefit obligation at end of year	121,370	134,480
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	18,410	13,142
Benefits paid	(4,523)	(4,588)
Settlements	(13,887)	(8,554)
Fair value of plan assets at end of year	—	—
Reconciliation:
Funded status	(121,370)	(134,480)
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued pension cost	$(121,370)	$(134,480)
Assets for the supplemental plans are held in separate rabbi trusts. At September 30, 2018 and 2017, assets held in the rabbi trusts consisted of available-for-sale securities of $46.5 million and $42.9 million, which are included in our fair value disclosures in Note 14.
Net periodic pension cost for the supplemental plans for fiscal 2018, 2017 and 2016 is recorded as operating expense and included the following components:

	Fiscal Year Ended September 30
	2018	2017	2016
	(In thousands)
Components of net periodic pension cost:
Service cost	$1,332	$2,756	$2,371
Interest cost	4,988	4,744	5,185
Recognized actuarial loss	3,079	4,251	2,586
Settlements	4,159	2,685	—
Net periodic pension cost	$13,558	$14,436	$10,142

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments
The following benefit payments for our defined benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:

	Pension Plan	Supplemental Plans
	(In thousands)
2019	$32,603	$10,475
2020	33,509	24,778
2021	35,838	4,597
2022	37,176	20,882
2023	38,684	12,735
2024-2028	206,563	43,070
Postretirement Benefits
We sponsor the Retiree Medical Plan for Retirees and Disabled Employees of Atmos Energy Corporation (the Atmos Retiree Medical Plan). This plan provides medical and prescription drug protection to all qualified participants based on their date of retirement. The Atmos Retiree Medical Plan provides different levels of benefits depending on the level of coverage chosen by the participants and the terms of predecessor plans; however, we generally pay 80 percent of the projected net claims and administrative costs and participants pay the remaining 20 percent. Effective January 1, 2015, for employees who had not met the participation requirements by September 30, 2009, the contribution rates for the Company are limited to a three percent cost increase in claims and administrative costs each year, with the participant responsible for the additional costs.
Generally, our funding policy is to contribute annually an amount in accordance with the requirements of ERISA. However, additional voluntary contributions are made annually as considered necessary. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. We expect to contribute between $10 million and $20 million to our postretirement benefits plan during fiscal 2019.
We maintain a formal investment policy with respect to the assets in our postretirement benefits plan to ensure the assets funding the postretirement benefit plan are appropriately invested to maintain an acceptable level of risk. We also consider our current financial status when making recommendations and decisions regarding the postretirement benefits plan.
We currently invest the assets funding our postretirement benefit plan in diversified investment funds which consist of common stocks, preferred stocks and fixed income securities. The diversified investment funds may invest up to 75 percent of assets in common stocks and convertible securities. The following table presents asset allocation information for the postretirement benefit plan assets as of September 30, 2018 and 2017.

	Actual Allocation September 30
Security Class	2018	2017
Diversified investment funds	97.5%	97.5%
Cash and cash equivalents	2.5%	2.5%
Similar to our employee pension and supplemental plans, we review the estimates and assumptions underlying our postretirement benefit plan annually based upon a September 30 measurement date using the same techniques as our employee pension plans. The actuarial assumptions used to determine the pension liability for our postretirement plan were determined as of September 30, 2018 and 2017 and the actuarial assumptions used to determine the net periodic pension cost for the postretirement plan were determined as of September 30, 2017, 2016 and 2015. The assumptions are presented in the following table:

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Postretirement Liability		Postretirement Cost
	2018	2017	2018	2017	2016
Discount rate	4.38%	3.89%	3.89%	3.73%	4.55%
Expected return on plan assets	5.33%	4.29%	4.29%	4.45%	4.45%
Initial trend rate	6.50%	7.00%	7.00%	7.50%	7.50%
Ultimate trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Ultimate trend reached in	2022	2022	2022	2022	2021

The following table presents the postretirement plan’s benefit obligation and funded status as of September 30, 2018 and 2017:

	2018	2017
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$274,098	$279,222
Service cost	12,078	12,436
Interest cost	10,907	10,679
Plan participants’ contributions	4,720	4,936
Actuarial gain	(17,252)	(21,750)
Benefits paid	(18,565)	(13,970)
Plan amendments	—	2,545
Benefit obligation at end of year	265,986	274,098
Change in plan assets:
Fair value of plan assets at beginning of year	184,790	158,977
Actual return on plan assets	10,997	21,160
Employer contributions	17,419	13,687
Plan participants’ contributions	4,720	4,936
Benefits paid	(18,565)	(13,970)
Fair value of plan assets at end of year	199,361	184,790
Reconciliation:
Funded status	(66,625)	(89,308)
Unrecognized transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized net loss	—	—
Accrued postretirement cost	$(66,625)	$(89,308)
Net periodic postretirement cost for fiscal 2018, 2017 and 2016 is recorded as operating expense and included the components presented below.

	Fiscal Year Ended September 30
	2018	2017	2016
	(In thousands)
Components of net periodic postretirement cost:
Service cost	$12,078	$12,436	$10,823
Interest cost	10,907	10,679	12,424
Expected return on assets	(8,006)	(7,185)	(6,264)
Amortization of transition obligation	—	—	82
Amortization of prior service cost (credit)	11	(1,644)	(1,644)
Recognized actuarial gain	(6,473)	(2,827)	(2,167)
Net periodic postretirement cost	$8,517	$11,459	$13,254

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the plan. A one-percentage point change in assumed health care cost trend rates would have the following effects on the latest actuarial calculations:

	One-Percentage Point Increase	One-Percentage Point Decrease
	(In thousands)
Effect on total service and interest cost components	$4,228	$(3,377)
Effect on postretirement benefit obligation	$38,633	$(31,872)
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
The following tables set forth by level, within the fair value hierarchy, the Retiree Medical Plan’s assets at fair value as of September 30, 2018 and 2017. The methods used to determine fair value for the assets held by the Retiree Medical Plan are fully described in Note 2.

	Assets at Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$5,003	$—	$5,003
Registered investment companies	194,358	—	—	194,358
Total investments at fair value	$194,358	$5,003	$—	$199,361

	Assets at Fair Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investments:
Money market funds	$—	$4,534	$—	$4,534
Registered investment companies	180,256	—	—	180,256
Total investments at fair value	$180,256	$4,534	$—	$184,790

Estimated Future Benefit Payments
The following benefit payments paid by us, retirees and prescription drug subsidy payments for our postretirement benefit plans, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years. Company payments for fiscal 2018 include contributions to our postretirement plan trusts.

	Company Payments	Retiree Payments	Subsidy Payments	Total Postretirement Benefits
	(In thousands)
2019	$14,407	$3,532	$—	$17,939
2020	13,363	3,742	—	17,105
2021	13,572	3,975	—	17,547
2022	14,503	4,412	—	18,915
2023	15,405	4,832	—	20,237
2024-2028	88,120	29,514	—	117,634

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plan
The Atmos Energy Corporation Retirement Savings Plan and Trust (the Retirement Savings Plan) covers substantially all employees and is subject to the provisions of Section 401(k) of the Internal Revenue Code. Effective January 1, 2007, employees automatically become participants of the Retirement Savings Plan on the date of employment. Participants may elect a salary reduction up to a maximum of 65 percent of eligible compensation, as defined by the Plan, not to exceed the maximum allowed by the Internal Revenue Service. New participants are automatically enrolled in the Plan at a contribution rate of four percent of eligible compensation, from which they may opt out. We match 100 percent of a participant’s contributions, limited to four percent of the participant’s salary. Participants are eligible to receive matching contributions after completing one year of service, in which they are immediately vested. Participants are also permitted to take out a loan against their accounts subject to certain restrictions. Employees hired on or after October 1, 2010 participate in the enhanced plan in which participants receive a fixed annual contribution of four percent of eligible earnings to their Retirement Savings Plan account. Participants will continue to be eligible for company matching contributions of up to four percent of their eligible earnings and will be fully vested in the fixed annual contribution after three years of service.
Matching and fixed annual contributions to the Retirement Savings Plan are expensed as incurred and amounted to $16.2 million, $15.4 million and $15.8 million for fiscal years 2018, 2017 and 2016. At September 30, 2018 and 2017, the Retirement Savings Plan held 3.2 percent and 3.7 percent of our outstanding common stock.
8.    Stock and Other Compensation Plans
Stock-Based Compensation Plans
Total stock-based compensation cost was $23.9 million, $23.1 million and $24.6 million for the fiscal years ended September 30, 2018, 2017 and 2016. Of this amount, $11.1 million, $9.0 million and $9.8 million was capitalized. Tax benefits related to stock-based compensation were $2.3 million, $4.4 million and $5.0 million for the fiscal years ended September 30, 2018, 2017 and 2016.
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
As of September 30, 2018, we were authorized to grant awards for up to a maximum cumulative amount of 11.2 million shares of common stock under this plan subject to certain adjustment provisions. As of September 30, 2018, non-qualified stock options, bonus stock, time-lapse restricted stock, time-lapse restricted stock units, performance-based restricted stock units and stock units had been issued under this plan, and 1.8 million shares are available for future issuance through September 30, 2021.
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
The following summarizes information regarding the restricted stock units granted under the plan during the fiscal years ended September 30, 2018, 2017 and 2016:

	2018		2017		2016
	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	570,814	$69.45	782,431	$57.66	878,104	$48.24
Granted	248,710	85.62	273,497	74.15	357,323	65.98
Vested	(274,392)	64.43	(448,326)	52.23	(448,136)	45.88
Forfeited	(6,540)	74.87	(36,788)	63.48	(4,860)	53.52
Nonvested at end of year	538,592	$80.91	570,814	$69.45	782,431	$57.66
As of September 30, 2018, there was $11.5 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the LTIP. That cost is expected to be recognized over a weighted average period of 1.6 years. The fair value of restricted stock vested during the fiscal years ended September 30, 2018, 2017 and 2016 was $17.2 million, $23.4 million and $20.6 million.
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
Accounts receivable
Accounts receivable was comprised of the following at September 30, 2018 and 2017:

	September 30
	2018	2017
	(In thousands)
Billed accounts receivable	$138,794	$135,091
Unbilled revenue	81,005	73,143
Other accounts receivable	48,291	24,894
Total accounts receivable	268,090	233,128
Less: allowance for doubtful accounts	(14,795)	(10,865)
Net accounts receivable	$253,295	$222,263
Other current assets
Other current assets as of September 30, 2018 and 2017 were comprised of the following accounts.

	September 30
	2018	2017
	(In thousands)
Deferred gas costs	$1,927	$65,714
Prepaid expenses	33,233	32,163
Materials and supplies	8,106	4,472
Assets from risk management activities	1,369	2,436
Other	1,420	1,536
Total	$46,055	$106,321
Property, plant and equipment
Property, plant and equipment was comprised of the following as of September 30, 2018 and 2017:

	September 30
	2018	2017
	(In thousands)
Storage plant	$414,857	$369,510
Transmission plant	2,851,423	2,521,671
Distribution plant	8,141,733	7,306,021
General plant	771,355	765,728
Intangible plant	38,280	38,980
	12,217,648	11,001,910
Construction in progress	349,725	299,394
	12,567,373	11,301,304
Less: accumulated depreciation and amortization	(2,196,226)	(2,042,122)
Net property, plant and equipment(1)	$10,371,147	$9,259,182

(1)	Net property, plant and equipment includes plant acquisition adjustments of $(55.5) million and $(64.1) million at September 30, 2018 and 2017.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
The following presents our goodwill balance allocated by segment and changes in the balance for the fiscal year ended September 30, 2018:

	Distribution	Pipeline and Storage	Total
	(In thousands)
Balance as of September 30, 2017	$587,080	$143,052	$730,132
Deferred tax adjustments on prior acquisitions(1)	262	25	287
Balance as of September 30, 2018	$587,342	$143,077	$730,419

(1)
We annually adjust certain deferred taxes recorded in connection with acquisitions completed in fiscal 2001 and fiscal 2005, which resulted in an increase to goodwill and net deferred tax liabilities of $0.3 million for fiscal 2018.

Deferred charges and other assets
Deferred charges and other assets as of September 30, 2018 and 2017 were comprised of the following accounts.

	September 30
	2018	2017
	(In thousands)
Marketable securities	$99,385	$88,409
Regulatory assets	141,778	110,977
Assets from risk management activities	250	803
Pension asset	26,972	—
Tax receivable	10,099	—
Other	15,534	20,447
Total	$294,018	$220,636

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of September 30, 2018 and 2017 were comprised of the following accounts.

	September 30
	2018	2017
	(In thousands)
Trade accounts payable	$135,159	$143,422
Accrued gas payable	48,721	50,253
Accrued liabilities	33,403	39,375
Total	$217,283	$233,050

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other current liabilities
Other current liabilities as of September 30, 2018 and 2017 were comprised of the following accounts.

	September 30
	2018	2017
	(In thousands)
Customer credit balances and deposits	$52,648	$54,627
Accrued employee costs	52,101	46,653
Deferred gas costs	94,705	15,559
Accrued interest	39,486	39,624
Liabilities from risk management activities	56,734	322
Taxes payable	123,457	116,291
Pension and postretirement obligations	10,475	18,411
Regulatory cost of service reserve	22,508	—
Regulatory cost of removal obligation	55,770	35,910
APT annual adjustment mechanism	19,918	—
Regulatory excess deferred taxes (See Note 12)	5,225	—
Other	14,041	5,251
Total	$547,068	$332,648

Deferred credits and other liabilities
Deferred credits and other liabilities as of September 30, 2018 and 2017 were comprised of the following accounts.

	September 30
	2018	2017
	(In thousands)
Customer advances for construction	$11,010	$9,309
Other regulatory liabilities	78,599	5,257
Asset retirement obligation	12,887	12,827
Liabilities from risk management activities	103	112,076
APT annual adjustment mechanism	15,310	—
Other	40,119	36,266
Total	$158,028	$175,735
10.    Leases
We have entered into operating leases for towers, office and warehouse space, vehicles and heavy equipment used in our operations. The remaining lease terms range from one to 13 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Renewal options exist for certain of these leases.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The related future minimum lease payments at September 30, 2018 were as follows:

Operating Leases(1)
(In thousands)
2019	$17,655
2020	16,483
2021	16,202
2022	16,004
2023	15,621
Thereafter	22,226
Total minimum lease payments	$104,191

(1)
Future minimum lease payments do not include amounts for fleet leases and other de minimis items that can be renewed beyond the initial lease term. The Company anticipates renewing the leases beyond the initial term, but the anticipated payments associated with the renewals do not meet the definition of expected minimum lease payments and therefore are not included above. Expected payments are $17.7 million in 2019, $14.7 million in 2020, $11.3 million in 2021, $8.0 million in 2022, $4.6 million in 2023 and $2.3 million thereafter.

Consolidated lease and rental expense amounted to $33.8 million, $32.7 million and $32.6 million for fiscal 2018, 2017 and 2016.
11.    Commitments and Contingencies
Litigation
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
We are a party to various other litigation or claims that have arisen in the ordinary course of our business. While the results of such litigation or claims cannot be predicted with certainty, we continue to believe the final outcome of such litigation or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Mid-Tex Division maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area which obligate it to purchase specified volumes at prices indexed to natural gas trading hubs. At September 30, 2018, we were committed to purchase 54.1 Bcf within one year and 37.2 Bcf within two to three years under indexed contracts. Purchases under these contracts totaled $57.2 million, $49.7 million and $85.3 million for 2018, 2017 and 2016.
Regulatory Matters
The SEC and the Commodities Futures Trading Commission, pursuant to the Dodd–Frank Act, established numerous regulations relating to U.S. financial markets. We enacted procedures and modified existing business practices and contractual arrangements to comply with such regulations. There are, however, some rulemaking proceedings that have not yet been finalized, including those relating to capital and margin rules for (non–cleared) swaps. We do not expect these rules to directly impact our business practices or collateral requirements. However, depending on the substance of these final rules, in addition to certain international regulatory requirements still under development that are similar to Dodd–Frank, our swap counterparties could be subject to additional and potentially significant capitalization requirements. These regulations could motivate counterparties to increase our collateral requirements or cash postings.
As of September 30, 2018, formula rate mechanisms were pending regulatory approval in our Mississippi and Tennessee service areas, infrastructure mechanisms were pending regulatory approval in our Mississippi service area and rate cases were pending regulatory approval in our Kentucky, Mid-Tex, Virginia and West Texas service areas. These regulatory proceedings are discussed in further detail above in the Business — Ratemaking Activity section. Additionally, as discussed in further detail in Note 12, all jurisdictions are addressing impacts of the TCJA.
12.    Income Taxes
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
At September 30, 2017, we measured our net deferred tax liability using the enacted federal statutory tax rate of 35%. The enactment of the TCJA on December 22, 2017 required us to remeasure our deferred tax assets and liabilities, including our U.S. federal income tax net operating loss carryforwards, at the newly enacted federal statutory income tax rate of 21%. As the Company’s fiscal year end is September 30, 2018, the Internal Revenue Code requires the Company to use a blended statutory federal corporate income tax rate of 24.5% for fiscal 2018.
The decrease in the federal statutory income tax rate reduced our net deferred tax liability by $905.3 million. Of this amount, $746.5 million relates to regulated operations and has been recorded as a regulatory liability, a portion of which is currently being returned to utility customers in accordance with issued regulatory orders and the Internal Revenue Code. The remaining $158.8 million has been reflected as a one-time income tax benefit in our consolidated statement of income for the year ended September 30, 2018, because these taxes are not related to our cost of service ratemaking.
The SEC issued guidance in Staff Accounting Bulletin 118 (SAB 118), which allows us to record provisional amounts during a one-year measurement period, similar to the measurement period in accounting for business combinations. The Company has determined a reasonable estimate for the measurement and accounting for certain effects of the TCJA, including the remeasurement of our net deferred tax liabilities and the establishment of a regulatory liability, which have been reflected as provisional amounts in the September 30, 2018 consolidated financial statements. The amounts represent our best estimates based upon records, information and current guidance. We are still analyzing certain aspects of the TCJA, refining our calculations and expecting additional guidance relating to the TCJA from the U.S. Department of the Treasury and the Internal Revenue Service.  Any additional guidance issued or future actions of our regulators could potentially affect the final determination of the accounting effects arising from the implementation of the TCJA.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have and continue to work with our regulators in each jurisdiction to determine the amortization of the excess deferred taxes regulatory liability of $746.5 million of which the balance is $744.9 million as of September 30, 2018. In addition, we have recorded a cost of service regulatory liability of $22.5 million as of September 30, 2018. Accounting orders were issued for all our service areas that required us to establish, effective January 1, 2018, a separate regulatory liability for the difference in taxes included in our rates that have been calculated based on a 35% statutory income tax rate and the new 21% statutory income tax rate. The establishment of this regulatory liability relating to our cost of service rates resulted in a reduction to our revenues beginning in the second quarter of fiscal 2018.
We have received approval from regulators to update our cost of service rates to reflect the decrease in the statutory income tax rate in our Colorado, Kansas, Kentucky, Louisiana and Texas service areas. We are still working with regulators in Mississippi, Tennessee and Virginia to reflect the effects of the lower statutory income tax rate in our cost of service in rates. As of September 30, 2018, we received approval from regulators to return amounts to customers related to the regulatory liabilities recorded for differences in our cost of service rates due to change in the federal statutory income tax rate in Colorado and Kansas.
As of September 30, 2018, we received approval from regulators to return amounts to customers related to the regulatory liabilities recorded for the excess deferred taxes created upon implementation of the TCJA in Colorado, Kentucky and Louisiana in accordance with regulatory proceedings on a provisional basis over periods ranging from 18 to 40 years. In our remaining jurisdictions, the treatment of the effects of the TCJA in rates is being addressed in ongoing or will be addressed in future regulatory proceedings.
Income Tax Expense
The components of income tax expense from continuing operations for 2018, 2017 and 2016 were as follows:

	2018	2017	2016
	(In thousands)
Current
Federal	$(10,099)	$—	$—
State	11,075	9,022	5,667
Deferred
Federal	150,556	197,013	178,630
State	15,330	15,348	12,350
TCJA Impact	(158,782)	—	—
Investment tax credits	—	—	(5)
	$8,080	$221,383	$196,642
Reconciliations of the provision for income taxes computed at the statutory rate to the reported provisions for income taxes from continuing operations for 2018, 2017 and 2016 are set forth below:

	2018	2017	2016
	(In thousands)
Tax at statutory rate(1)	$149,730	$211,433	$189,764
Common stock dividends deductible for tax reporting	(1,745)	(2,584)	(2,570)
State taxes (net of federal benefit)	19,826	16,100	11,133
Change in valuation allowance	—	—	1,324
Amortization of excess deferred taxes	(1,219)	—	—
Remeasurement due to TCJA	(158,782)	—	—
Other, net	270	(3,566)	(3,009)
Income tax expense	$8,080	$221,383	$196,642

(1)	Tax expense is calculated at the statutory federal income tax rate of 24.5% for the year ended September 30, 2018 and 35% for the years ended September 30, 2017 and 2016.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that gave rise to significant components of the deferred tax liabilities and deferred tax assets at September 30, 2018 and 2017 are presented below:

	2018	2017
	(In thousands)
Deferred tax assets:
Employee benefit plans	$72,745	$121,288
Interest rate agreements	27,135	65,171
Net operating loss carryforwards	461,481	555,043
Charitable and other credit carryforwards	6,818	18,873
Regulatory excess deferred tax	169,947	—
Other	13,804	10,218
Total deferred tax assets	751,930	770,593
Valuation allowance	(1,465)	(5,403)
Net deferred tax assets	750,465	765,190
Deferred tax liabilities:
Difference in net book value and net tax value of assets	(1,859,787)	(2,528,485)
Pension funding	(6,986)	(13,101)
Gas cost adjustments	1,005	(60,376)
Other	(38,764)	(41,927)
Total deferred tax liabilities	(1,904,532)	(2,643,889)
Net deferred tax liabilities	$(1,154,067)	$(1,878,699)
Deferred credits for rate regulated entities	$762	$985
At September 30, 2018, we had $430.0 million of federal net operating loss carryforwards. The federal net operating loss carryforwards are available to offset taxable income and will begin to expire in 2029. The Company also has $10.1 million of federal alternative minimum tax credit carryforwards, which do not expire and are expected to be fully refunded to us between 2019 and 2022 as a result of changes introduced by the TCJA. These credit carryforwards are now reflected as taxes receivable within the deferred charges and other assets line item on our consolidated balance sheet. In addition, the Company has $5.3 million in remeasured charitable contribution carryforwards to offset future taxable income. The Company’s charitable contribution carryforwards expiration period begins in 2019.
The Company also has $31.4 million of state net operating loss carryforwards (net of $8.4 million of remeasured federal effects) and $1.5 million of state tax credits carryforwards (net of $0.4 million of remeasured federal effects). Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards expiration period begins in 2019.
Due to the changes introduced by the TCJA, we now believe it is more likely than not that the benefit from certain charitable contribution carryforwards for which a valuation allowance was previously established will be realized. As a result, we reduced our valuation allowance by $4.2 million during the first quarter of fiscal 2018. This amount is included in the $158.8 million one-time income tax benefit.
We believe it is more likely than not that the benefit from certain state net operating loss carryforwards and state credit carryforwards will not be realized. Due to the uncertainty of realizing a benefit from the deferred tax asset recorded for the carryforwards, a re-measured valuation allowance of $1.5 million continues to be established for the year ended September 30, 2018. No additional valuation allowance was recorded for the year ended September 30, 2018.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2018, we had recorded liabilities associated with unrecognized tax benefits totaling $26.2 million. The following table reconciles the beginning and ending balance of our unrecognized tax benefits:

	2018	2017	2016
	(In thousands)
Unrecognized tax benefits - beginning balance	$23,719	$20,298	$17,069
Increase (decrease) resulting from prior period tax positions	22	(366)	(290)
Increase resulting from current period tax positions	2,462	3,787	3,519
Unrecognized tax benefits - ending balance	26,203	23,719	20,298
Less: deferred federal and state income tax benefits	(5,503)	(8,302)	(7,104)
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$20,700	$15,417	$13,194
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties included within interest charges in our consolidated statement of income. During the years ended September 30, 2018, 2017 and 2016, the Company recognized approximately $1.6 million, $1.1 million and $2.5 million in interest and penalties. The Company had approximately $6.1 million, $4.5 million and $3.3 million for the payment of interest and penalties accrued at September 30, 2018, 2017 and 2016.
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
As discussed in Note 2 and Note 15, we report our financial instruments as risk management assets and liabilities, each of which is classified as current or noncurrent based upon the anticipated settlement date of the underlying financial instrument. The following table shows the fair values of our risk management assets and liabilities at September 30, 2018 and 2017.

	September 30
	2018	2017
	(In thousands)
Assets from risk management activities, current	$1,369	$2,436
Assets from risk management activities, noncurrent	250	803
Liabilities from risk management activities, current	(56,734)	(322)
Liabilities from risk management activities, noncurrent	(103)	(112,076)
Net assets (liabilities)	$(55,218)	$(109,159)
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
Our distribution gas supply department is responsible for executing this segment’s commodity risk management activities in conformity with regulatory requirements. In jurisdictions where we are permitted to mitigate commodity price risk through financial instruments, the relevant regulatory authorities may establish the level of heating season gas purchases that can be hedged. Historically, if the regulatory authority does not establish this level, we seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2017-2018 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 26 percent, or approximately 15.0 Bcf of the winter flowing gas requirements at a weighted average cost of approximately $3.20 per Mcf. We have not designated these financial instruments as hedges for accounting purposes.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Risk Management Activities
We currently manage interest rate risk through the use of forward starting interest rate swaps to fix the Treasury yield component of the interest cost associated with anticipated financings.
In October 2012, we entered into forward starting interest rate swaps to fix the Treasury yield component associated with $210 million of the then anticipated issuance of $250 million unsecured senior notes in fiscal 2017. These notes were issued as planned in June 2017 and we settled swaps with the payment of $37.0 million. Because the swaps were effective, the realized loss was recorded as a component of accumulated other comprehensive income (loss) and is being recognized as a component of interest expense over the 27-year life of the senior notes.
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
As of September 30, 2018, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of September 30, 2018, we had 22,874 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of September 30, 2018 and 2017. The gross amounts of recognized assets and liabilities are netted within our Consolidated Balance Sheets to the extent that we have netting arrangements with the counterparties.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2018
Designated As Hedges:
Interest rate swap agreements	Other current assets / Other current liabilities	$—	$(56,499)
Total		—	(56,499)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	1,369	(235)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	250	(103)
Total		1,619	(338)
Gross Financial Instruments		1,619	(56,837)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		—	—
Net Financial Instruments		1,619	(56,837)
Cash collateral		—	—
Net Assets/Liabilities from Risk Management Activities		$1,619	$(56,837)

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2017
Designated As Hedges:
Interest rate swap agreements	Deferred charges and other assets / Deferred credits and other liabilities	$—	$(112,076)
Total		—	(112,076)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	2,436	(322)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	803	—
Total		3,239	(322)
Gross Financial Instruments		3,239	(112,398)
Gross Amounts Offset on Consolidated Balance Sheet:
Contract netting		—	—
Net Financial Instruments		3,239	(112,398)
Cash collateral		—	—
Net Assets/Liabilities from Risk Management Activities		$3,239	$(112,398)
Impact of Financial Instruments on the Income Statement
Cash Flow Hedges
As discussed above, our distribution segment has interest rate swap agreements, which we designated as a cash flow hedge at the time the swaps were executed. The net loss on settled interest rate agreements reclassified from AOCI into interest charges on our consolidated income statements for the years ended September 30, 2018, 2017 and 2016 was $(2.4) million, $(1.0) million and $(0.5) million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the years ended September 30, 2018 and 2017. The amounts included in the table below exclude gains and losses arising from ineffectiveness because these amounts are immediately recognized in the income statement as incurred.

	Fiscal Year Ended September 30
	2018	2017
	(In thousands)
Increase in fair value:
Interest rate agreements	$43,184	$74,560
Forward commodity contracts(1)	—	9,847
Recognition of (gains) losses in earnings due to settlements:
Interest rate agreements	1,752	662
Forward commodity contracts(1)	—	(4,865)
Total other comprehensive income from hedging, net of tax(2)	$44,936	$80,204

(1)	Due to the sale of AEM, these amounts are included in income from discontinued operations

(2)
Utilizing an income tax rate of approximately 23 percent for fiscal 2018 and an income tax rate ranging from approximately 37 percent to 39 percent for fiscal 2017 based on the effective rates in each taxing jurisdiction.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized. The following amounts, net of deferred taxes, represent the expected recognition in earnings of the deferred gains (losses) recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments as of September 30, 2018. However, the table below does not include the expected recognition in earnings of our outstanding interest rate agreements as those financial instruments have not yet settled.

Interest Rate Agreements
(In thousands)
2019	$(1,863)
2020	(1,893)
2021	(1,893)
2022	(1,893)
2023	(1,893)
Thereafter	(38,729)
Total(1)	$(48,164)

(1)	Utilizing an income tax rate of approximately 23 percent.
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 and 2017. As required under authoritative accounting literature, assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2018
	(In thousands)
Assets:
Financial instruments	$—	$1,619	$—	$—	$1,619
Available-for-sale securities
Registered investment companies	42,644	—	—	—	42,644
Bond mutual funds	21,507	—	—	—	21,507
Bonds	—	31,400	—	—	31,400
Money market funds	—	3,834	—	—	3,834
Total available-for-sale securities	64,151	35,234	—	—	99,385
Total assets	$64,151	$36,853	$—	$—	$101,004
Liabilities:
Financial instruments	$—	$56,837	$—	$—	$56,837

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2017
	(In thousands)
Assets:
Financial instruments	$—	$3,239	$—	$—	$3,239
Available-for-sale securities
Registered investment companies	41,097	—	—	—	41,097
Bond mutual funds	16,371	—	—	—	16,371
Bonds	—	29,104	—	—	29,104
Money market funds	—	1,837	—	—	1,837
Total available-for-sale securities	57,468	30,941	—	—	88,409
Total assets	$57,468	$34,180	$—	$—	$91,648
Liabilities:
Financial instruments	$—	$112,398	$—	$—	$112,398

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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale securities, which include debt and equity securities, are comprised of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
As of September 30, 2018
Domestic equity mutual funds	$26,950	$9,363	$(353)	$35,960
Foreign equity mutual funds	4,656	2,028	—	6,684
Bond mutual funds	21,810	—	(303)	21,507
Bonds	31,511	13	(124)	31,400
Money market funds	3,834	—	—	3,834
	$88,761	$11,404	$(780)	$99,385
As of September 30, 2017
Domestic equity mutual funds	$25,361	$8,920	$—	$34,281
Foreign equity mutual funds	4,581	2,235	—	6,816
Bond mutual funds	16,391	2	(22)	16,371
Bonds	29,074	46	(16)	29,104
Money market funds	1,837	—	—	1,837
	$77,244	$11,203	$(38)	$88,409

At September 30, 2018 and 2017, our available-for-sale securities included $46.5 million and $42.9 million related to assets held in separate rabbi trusts for our supplemental executive retirement plans as discussed in Note 7. At September 30, 2018 we maintained investments in bonds that have contractual maturity dates ranging from October 2018 through September 2021.
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
Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our debt as of September 30, 2018:

September 30, 2018
(In thousands)
Carrying Amount	$3,085,000
Fair Value	$3,161,679

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Discontinued Operations
On October 29, 2016, we entered into a Membership Interest Purchase Agreement (the Agreement) with CenterPoint Energy Services, Inc., a subsidiary of CenterPoint Energy, Inc. (CES) to sell all of the equity interests of AEM. The transaction closed on January 3, 2017, with an effective date of January 1, 2017. CES paid a cash purchase price of $38.3 million plus working capital of $109.0 million for total cash consideration of $147.3 million. Of this amount, $7.0 million was placed into escrow, to be paid to the Company within 24 months, net of any indemnification claims agreed upon between the two companies. In January 2018, $3.0 million of this escrowed amount was released and received by the Company. We recognized a net gain of $0.03 per diluted share on the sale in the second quarter of fiscal 2017 and completed the working capital true–up during the third quarter of fiscal 2017.
The operating results of our natural gas marketing reportable segment have been reported on the consolidated statements of income as income from discontinued operations, net of income tax for the years ended September 30, 2017 and 2016.  Accordingly, expenses related to allocable general corporate overhead and interest expense are not included in these results.  The decision to report this segment as a discontinued operation was predicated, in part, on the following qualitative and quantitative factors:  1) the disposal resulted in the company becoming a fully regulated entity; 2) the fact that an entire reportable segment was disposed and 3) the fact the disposed segment represented in excess of 30 percent of consolidated revenues over the last five fiscal years.
The tables below set forth selected financial information related to discontinued operations. Operating expenses include operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income. At September 30, 2018 and 2017 we did not have any assets or liabilities held for sale.
The following table presents statement of income data related to discontinued operations.

	Year Ended September 30
	2017	2016
	(In thousands)
Operating revenues	$303,474	$1,005,090
Purchased gas cost	277,554	968,118
Operating expenses	7,874	26,184
Operating income	18,046	10,788
Other nonoperating expense	(211)	(2,495)
Income from discontinued operations before income taxes	17,835	8,293
Income tax expense	6,841	3,731
Income from discontinued operations	10,994	4,562
Gain on sale from discontinued operations, net of tax ($10,215 and $0)	2,716	—
Net income from discontinued operations	$13,710	$4,562

The following table presents statement of cash flow data related to discontinued operations.

	Year Ended September 30
	2017	2016
	(In thousands)
Depreciation and amortization	$185	$2,304
Capital expenditures	$—	$321
Non-cash loss in commodity contract cash flow hedges	$(8,165)	$(33,533)
Significant Accounting Policies Related to Discontinued Operations
Except as noted below, AEM adhered to the same Significant Accounting Policies as described in Note 2.
Revenue recognition — Operating revenues for our natural gas marketing segment were recognized in the period in which actual volumes were transported and storage services were provided. Operating revenues for our natural gas marketing segment and the associated carrying value of natural gas inventory (inclusive of storage costs) were recognized when we sold

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the gas and physically delivered it to our customers. Operating revenues include realized gains and losses arising from the settlement of financial instruments used in our natural gas marketing activities.
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
Additionally, we previously elected to treat fixed-price forward contracts used in our natural gas marketing segment to deliver natural gas as normal purchases and normal sales. As such, these deliveries were recorded on an accrual basis in accordance with our revenue recognition policy. Financial instruments used to mitigate the commodity price risk associated with these contracts were designated as cash flow hedges of anticipated purchases and sales at indexed prices. Accordingly, unrealized gains and losses on these open financial instruments were recorded as a component of accumulated other comprehensive income, and were recognized in earnings as a component of purchased gas cost which is reflected in income from discontinued operations when the hedged volumes were sold.
Gains and losses from hedge ineffectiveness were recognized in the income statement. Fair value and cash flow hedge ineffectiveness arising from natural gas market price differences between the locations of the hedged inventory and the delivery location specified in the financial instruments is referred to as basis ineffectiveness. Ineffectiveness arising from changes in the fair value of the fair value hedges due to changes in the difference between the spot price and the futures price, as well as the difference between the timing of the settlement of the futures and the valuation of the underlying physical commodity is referred to as timing ineffectiveness. Hedge ineffectiveness, to the extent incurred, is reported as a component of purchased gas cost reflected in income from discontinued operations for the years ended September 30, 2017 and 2016.
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

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company's other risk management activities are discussed in Note 13.
Impact of Financial Instruments on the Income Statement
Hedge ineffectiveness for our natural gas marketing segment was recorded as a component of purchased gas cost, which is included in discontinued operations on the consolidated statements of income, and primarily results from differences in the location and timing of the derivative instrument and the hedged item. For the years ended September 30, 2017 and 2016, we recognized a gain arising from fair value and cash flow hedge ineffectiveness of $3.4 million and $21.6 million. Additional information regarding ineffectiveness recognized in the income statement is included in the tables below.

Fair Value Hedges
The impact of our natural gas marketing segment commodity contracts designated as fair value hedges and the related hedged item on the results of discontinued operations on our consolidated income statement for the years ended September 30, 2017 and 2016 is presented below.

	Year Ended September 30
	2017	2016
	(In thousands)
Commodity contracts	$(9,567)	$3,516
Fair value adjustment for natural gas inventory designated as the hedged item	12,858	18,079
Total decrease in purchased gas cost reflected in income from discontinued operations	$3,291	$21,595
The decrease in purchased gas cost reflected in income from discontinued operations is comprised of the following:
Basis ineffectiveness	$(597)	$(1,390)
Timing ineffectiveness	3,888	22,985
	$3,291	$21,595
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
Cash Flow Hedges
The impact of our natural gas marketing segment cash flow hedges on our consolidated income statements for the years ended September 30, 2017 and 2016 is presented below. Note that this presentation does not reflect the financial impact arising from the hedged physical transactions. Therefore, this presentation is not indicative of the economic margin we realized when the underlying physical and financial transactions were settled.

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30
	2017	2016
	(In thousands)
Loss reclassified from AOCI for effective portion of natural gas marketing commodity contracts	$(2,612)	$(52,651)
Gain (loss) arising from ineffective portion of natural gas marketing commodity contracts	111	(19)
Gain on discontinuance of cash flow hedging of natural gas marketing commodity contracts reclassified from AOCI	10,579	—
Total impact on purchased gas cost reflected in income from discontinued operations	$8,078	$(52,670)
Financial Instruments Not Designated as Hedges
The impact of financial instruments that have not been designated as hedges on our consolidated income statements for the years ended September 30, 2017 and 2016 was an increase (decrease) in purchased gas cost reflected in income from discontinued operations of $(6.8) million and $15.5 million, which is included in discontinued operations on the consolidated statements of income. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments. Therefore, this presentation is not indicative of the economic margin we realized when the underlying physical and financial transactions were settled.
16.    Concentration of Credit Risk
Credit risk is the risk of financial loss to us if a customer fails to perform its contractual obligations. We engage in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers. These transactions principally occur in the southern and midwestern regions of the United States. We believe that this geographic concentration does not contribute significantly to our overall exposure to credit risk. Credit risk associated with trade accounts receivable for the distribution segment is mitigated by the large number of individual customers and the diversity in our customer base. The credit risk for our other segment is not significant.
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

	Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Fiscal year 2018:
Operating revenues
Distribution	$860,792	$1,199,291	$535,488	$407,476
Pipeline and storage	126,463	120,955	127,633	132,662
Intersegment eliminations	(98,063)	(100,837)	(100,876)	(95,438)
Total operating revenues	889,192	1,219,409	562,245	444,700

Purchased gas cost	366,917	626,960	130,886	43,085
Operating income	241,561	268,988	122,993	89,592
Net Income	314,132	178,992	71,193	38,747
Basic and diluted earnings per share
Net income per share — basic and diluted	$2.89	$1.60	$0.64	$0.35

ATMOS ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)
Fiscal year 2017:
Operating revenues
Distribution	$754,656	$962,541	$494,060	$437,918
Pipeline and storage	109,952	111,972	117,283	117,823
Intersegment eliminations	(84,440)	(86,327)	(84,842)	(90,861)
Total operating revenues	780,168	988,186	526,501	464,880

Purchased gas cost	311,305	427,494	114,176	72,561
Operating income	209,918	285,172	140,664	91,792
Income from continuing operations	114,038	162,012	70,808	35,853
Income from discontinued operations	10,994	—	—	—
Gain on sale of discontinued operations	—	2,716	—	—
Net Income	125,032	164,728	70,808	35,853
Basic and diluted earnings per share
Income per share from continuing operations	$1.08	$1.52	$0.67	$0.34
Income per share from discontinued operations	0.11	0.03	—	—
Net income per share — basic and diluted	$1.19	$1.55	$0.67	$0.34

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.	Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the framework in Internal Control-Integrated Framework issued by COSO and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of September 30, 2018, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Ernst & Young LLP has issued its report on the effectiveness of the Company’s internal control over financial reporting. That report appears below.

/s/ MICHAEL E. HAEFNER	/s/ CHRISTOPHER T. FORSYTHE
Michael E. Haefner	Christopher T. Forsythe
President, Chief Executive Officer and Director	Senior Vice President and Chief Financial Officer

November 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Atmos Energy Corporation

Opinion on Internal Control over Financial Reporting
We have audited Atmos Energy Corporation’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Atmos Energy Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated November 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Dallas, Texas
November 13, 2018

Changes in Internal Control over Financial Reporting
We did not make any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fourth quarter of the fiscal year ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.
Not applicable.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.
Information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 6, 2019. Information regarding executive officers is reported below:
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information as of September 30, 2018, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

Name	Age	Years of Service	Office Currently Held
Kim R. Cocklin	67	12	Executive Chairman of the Board
Michael E. Haefner	58	10	President, Chief Executive Officer and Director
Christopher T. Forsythe	47	15	Senior Vice President and Chief Financial Officer
David J. Park	47	14	Senior Vice President, Utility Operations
John K. Akers	55	27	Senior Vice President, Safety and Enterprise Services
Karen E. Hartsfield	48	3	Senior Vice President, General Counsel and Corporate Secretary
John M. Robbins	48	5	Senior Vice President, Human Resources
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
David J. Park was named Senior Vice President of Utility Operations, effective January 1, 2017. In this role, Mr. Park is responsible for the operations of Atmos Energy’s six utility divisions as well as gas supply. Prior to this promotion, Mr. Park served as the President of the West Texas Division from July 2012 to December 2016. Mr. Park also served as Vice President of Rates and Regulatory Affairs in the Mid-Tex Division and previously held positions in Engineering and Public Affairs. Prior to joining Atmos Energy in 2004, Mr. Park had 10 years of experience in the industry.

John K. (Kevin) Akers was named Senior Vice President, Safety and Enterprise Services, effective January 1, 2017. In this role, Mr. Akers is responsible for customer service, facilities management, safety and supply chain management. Mr. Akers joined the company in 1991. Mr. Akers assumed increased responsibilities over time and was named President of the Mississippi Division in 2002. He was later named President of the Kentucky/Mid-States Division in May 2007, a position he held until December 2016.
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
Identification of the members of the Audit Committee of the Board of Directors as well as the Board of Directors’ determination as to whether one or more audit committee financial experts are serving on the Audit Committee of the Board of Directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 6, 2019.
The Company has adopted a code of ethics for its principal executive officer, principal financial officer and principal accounting officer. Such code of ethics is represented by the Company’s Code of Conduct, which is applicable to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer and principal accounting officer. A copy of the Company’s Code of Conduct is posted on the Company’s website at www.atmosenergy.com under “Corporate Responsibility.” In addition, any amendment to or waiver granted from a provision of the Company’s Code of Conduct will be posted on the Company’s website under “Corporate Responsibility.”

ITEM 11.	Executive Compensation.
Information on executive compensation is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 6, 2019.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security ownership of certain beneficial owners and of management is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 6, 2019. Information concerning our equity compensation plans is provided in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, of this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
Information on certain relationships and related transactions as well as director independence is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 6, 2019.

ITEM 14.	Principal Accountant Fees and Services.
Information on our principal accountant’s fees and services is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders on February 6, 2019.
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.
(a)  1. and 2. Financial statements and financial statement schedules.
The financial statements and financial statement schedule listed in the Index to Financial Statements in Item 8 are filed as part of this Form 10-K.

3.     Exhibits

Exhibit Number	Description	Page Number or Incorporation by Reference to
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Membership Interest Purchase Agreement by and between Atmos Energy Holdings, Inc. as Seller and CenterPoint Energy Services, Inc. as Buyer, dated as of October 29, 2016	Exhibit 2.1 to Form 8-K dated October 29, 2016 (File No. 1-10042)
Articles of Incorporation and Bylaws
3.1	Restated Articles of Incorporation of Atmos Energy Corporation - Texas (As Amended Effective February 3, 2010)	Exhibit 3.1 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.2	Restated Articles of Incorporation of Atmos Energy Corporation - Virginia (As Amended Effective February 3, 2010)	Exhibit 3.2 to Form 10-Q dated March 31, 2010 (File No. 1-10042)
3.3	Amended and Restated Bylaws of Atmos Energy Corporation (as of September 28, 2015)	Exhibit 3.1 to Form 8-K dated September 28, 2015 (File No. 1-10042)
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (Atmos Energy Corporation)	Exhibit 4.1 to Form 10-K for fiscal year ended September 30, 2012 (File No. 1-10042)
4.2	Indenture dated as of November 15, 1995 between United Cities Gas Company and Bank of America Illinois, Trustee	Exhibit 4.11(a) to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.3	Indenture dated as of July 15, 1998 between Atmos Energy Corporation and U.S. Bank Trust National Association, Trustee	Exhibit 4.8 to Form S-3 dated August 31, 2004 (File No. 333-118706)
4.4	Indenture dated as of May 22, 2001 between Atmos Energy Corporation and SunTrust Bank, Trustee	Exhibit 99.3 to Form 8-K dated May 15, 2001 (File No. 1-10042)
4.5	Indenture dated as of June 14, 2007, between Atmos Energy Corporation and U.S. Bank National Association, Trustee	Exhibit 4.1 to Form 8-K dated June 11, 2007 (File No. 1-10042)
4.6	Indenture dated as of March 23, 2009 between Atmos Energy Corporation and U.S. Bank National Corporation, Trustee	Exhibit 4.1 to Form 8-K dated March 26, 2009 (File No. 1-10042)
4.7(a)	Debenture Certificate for the 6 3/4% Debentures due 2028	Exhibit 99.2 to Form 8-K dated July 22, 1998 (File No. 1-10042)
4.7(b)	Global Security for the 5.95% Senior Notes due 2034	Exhibit 10(2)(g) to Form 10-K for fiscal year ended September 30, 2004 (File No. 1-10042)
4.7(c)	Global Security for the 8.50% Senior Notes due 2019	Exhibit 4.2 to Form 8-K dated March 26, 2009 (File No. 1-10042)
4.7(d)	Global Security for the 5.5% Senior Notes due 2041	Exhibit 4.2 to Form 8-K dated June 10, 2011 (File No. 1-10042)
4.7(e)	Global Security for the 4.15% Senior Notes due 2043	Exhibit 4.2 to Form 8-K dated January 8, 2013 (File No. 1-10042)
4.7(f)	Global Security for the 4.125% Senior Notes due 2044	Exhibit 4.2 to Form 8-K dated October 15, 2014 (File No. 1-10042)

4.7(g)	Global Security for the 3.000% Senior Notes due 2027	Exhibit 4.2 to Form 8-K dated June 8, 2017 (File No. 1-10042)
4.7(h)	Global Security for the 4.125% Senior Notes due 2044	Exhibit 4.3 to Form 8-K dated June 8, 2017 (File No. 1-10042)
4.7(i)	Global Security for the 4.300% Senior Notes due 2048	Exhibit 4.2 to Form 8-K dated October 4, 2018 (File No. 1-10042)
4.7(j)	Global Security for the 4.300% Senior Notes due 2048	Exhibit 4.3 to Form 8-K dated October 4, 2018 (File No. 1-10042)
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
Second Amendment to Revolving Credit Agreement, dated as of September 7, 2017, by and among Atmos Energy Corporation, the lenders from time to time parties thereto (the "Lenders") and Credit Agricole Corporate and Investment Bank, in its capacity as administrative agent for the Lenders

10.1(d)	Term Loan Agreement, dated as of September 22, 2016, by and among Atmos Energy Corporation, the Lenders from time to time parties thereto and Branch Banking and Trust Company as Administrative Agent	Exhibit 10.1 to Form 8-K dated September 22, 2016 (File No. 1-10042)
10.1(e)
First Amendment to Term Loan Agreement, dated as of September 7, 2017, by and among Atmos Energy Corporation, the lenders from time to time parties thereto (the "Lenders") and Branch Banking and Trust Company, in its capacity as administrative agent for the Lenders

10.2
Equity Distribution Agreement, dated as of November 14, 2017, among Atmos Energy Corporation, Goldman, Sachs & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC
Exhibit 1.1 to Form 8-K dated November 14, 2017 (File No. 1-10042)
Executive Compensation Plans and Arrangements
10.3(a)*	Form of Atmos Energy Corporation Change in Control Severance Agreement - Tier I	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.3(b)*	Form of Atmos Energy Corporation Change in Control Severance Agreement - Tier II	Exhibit 10.7(b) to Form 10-K for fiscal year ended September 30, 2010 (File No. 1-10042)
10.4(a)*	Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31 to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)

10.4(b)*	Amendment No. 1 to the Atmos Energy Corporation Executive Retiree Life Plan	Exhibit 10.31(a) to Form 10-K for fiscal year ended September 30, 1997 (File No. 1-10042)
10.5*	Atmos Energy Corporation Annual Incentive Plan for Management (as amended and restated October 1, 2016)	Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2016 (File No. 1-10042)
10.6(a)*	Atmos Energy Corporation Supplemental Executive Benefits Plan, Amended and Restated in its Entirety August 7, 2007	Exhibit 10.8(a) to Form 10-K for fiscal year ended September 30, 2008 (File No. 1-10042)
10.6(b)*	Form of Individual Trust Agreement for the Supplemental Executive Benefits Plan	Exhibit 10.3 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.7(a)*	Atmos Energy Corporation Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of January 1, 2016)	Exhibit 10.7(a) to Form 10-K for fiscal year ended September 30, 2016 (File No. 1-10042)
10.7(b)*	Atmos Energy Corporation Performance-Based Supplemental Executive Benefits Plan Trust Agreement, Effective Date December 1, 2000	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2000 (File No. 1-10042)
10.8*	Atmos Energy Corporation Account Balance Supplemental Executive Retirement Plan (As Amended and Restated, Effective as of January 1, 2016)	Exhibit 10.8 to Form 10-K for fiscal year ended September 30, 2016 (File No. 1-10042)
10.9(a)*	Mini-Med/Dental Benefit Extension Agreement dated October 1, 1994	Exhibit 10.28(f) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10.9(b)*	Amendment No. 1 to Mini-Med/Dental Benefit Extension Agreement dated August 14, 2001	Exhibit 10.28(g) to Form 10-K for fiscal year ended September 30, 2001 (File No. 1-10042)
10.9(c)*	Amendment No. 2 to Mini-Med/Dental Benefit Extension Agreement dated December 31, 2002	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2002 (File No. 1-10042)
10.10*	Atmos Energy Corporation Equity Incentive and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of January 1, 2012	Exhibit 10.1 to Form 10-Q for quarter ended December 31, 2011 (File No. 1-10042)
10.11(a)*	Atmos Energy Corporation 1998 Long-Term Incentive Plan (as amended and restated February 3, 2016)	Exhibit 99.1 to Form S-8 dated March 29, 2016 (File No. 333-210461)
10.11(b)*	Form of Award Agreement of Time-Lapse Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan
10.11(c)*	Form of Award Agreement of Performance-Based Restricted Stock Units under the Atmos Energy Corporation 1998 Long-Term Incentive Plan
Other Exhibits, as indicated
21	Subsidiaries of the registrant
23.1	Consent of independent registered public accounting firm, Ernst & Young LLP
24	Power of Attorney	Signature page of Form 10-K for fiscal year ended September 30, 2018
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications**
Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	This exhibit constitutes a "management contract or compensatory plan, contract, or arrangement."
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
Date: November 13, 2018

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ KIM R. COCKLIN	Executive Chairman of the Board	November 13, 2018
Kim R. Cocklin

/s/ MICHAEL E. HAEFNER	President, Chief Executive Officer and Director	November 13, 2018
Michael E. Haefner

/s/ CHRISTOPHER T. FORSYTHE	Senior Vice President and Chief Financial Officer	November 13, 2018
Christopher T. Forsythe

/s/ RICHARD M. THOMAS	Vice President and Controller (Principal Accounting Officer)	November 13, 2018
Richard M. Thomas

/s/ ROBERT W. BEST	Director	November 13, 2018
Robert W. Best

/s/ KELLY H. COMPTON	Director	November 13, 2018
Kelly H. Compton

/s/ SEAN DONOHUE	Director	November 13, 2018
Sean Donohue

/s/ RUBEN E. ESQUIVEL	Director	November 13, 2018
Ruben E. Esquivel

/s/ RAFAEL G. GARZA	Director	November 13, 2018
Rafael G. Garza

/s/ RICHARD K. GORDON	Director	November 13, 2018
Richard K. Gordon

/s/ ROBERT C. GRABLE	Director	November 13, 2018
Robert C. Grable

/s/ NANCY K. QUINN	Director	November 13, 2018
Nancy K. Quinn

/s/ RICHARD A. SAMPSON	Director	November 13, 2018
Richard A. Sampson

/s/ STEPHEN R. SPRINGER	Director	November 13, 2018
Stephen R. Springer

/s/ DIANA J. WALTERS	Director	November 13, 2018
Diana J. Walters

/s/ RICHARD WARE II	Director	November 13, 2018
Richard Ware II

Schedule II
ATMOS ENERGY CORPORATION
Valuation and Qualifying Accounts
Three Years Ended September 30, 2018

		Additions
	Balance at beginning of period	Charged to cost & expenses	Charged to other accounts	Deductions		Balance at end of period
		(In thousands)
2018
Allowance for doubtful accounts	$10,865	$14,894	$—	$10,964	(1)	$14,795
2017
Allowance for doubtful accounts	$11,056	$12,269	$—	$12,460	(1)	$10,865
2016
Allowance for doubtful accounts	$12,934	$10,414	$—	$12,292	(1)	$11,056

(1)	Uncollectible accounts written off.