Form 10-Q
period 2019-03-31
ATMOS ENERGY CORP
filed 2019-05-07
CIK 731802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
Number of shares outstanding of each of the issuer’s classes of common stock, as of May 2, 2019.

Title of each class	Trading Symbol	Name of each exchange on which registered	Shares Outstanding
Common stock, No Par Value	ATO	New York Stock Exchange	116,988,209

GLOSSARY OF KEY TERMS

Adjusted diluted net income per share	Non-GAAP measure defined as diluted net income per share before the one-time, non-cash income tax benefit
Adjusted net income	Non-GAAP measure defined as net income before the one-time, non-cash income tax benefit
AEC	Atmos Energy Corporation
AOCI	Accumulated other comprehensive income
ARM	Annual Rate Mechanism
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
Contribution Margin	Non-GAAP measure defined as operating revenues less purchased gas cost
DARR	Dallas Annual Rate Review
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Services, Inc.
NTSB	National Transportation Safety Board
PPA	Pension Protection Act of 2006
PRP	Pipeline Replacement Program
RRC	Railroad Commission of Texas
RRM	Rate Review Mechanism
RSC	Rate Stabilization Clause
S&P	Standard & Poor’s Corporation
SAVE	Steps to Advance Virginia Energy
SEC	United States Securities and Exchange Commission
SIR	System Integrity Rider
SRF	Stable Rate Filing
SSIR	System Safety and Integrity Rider
TCJA	Tax Cuts and Jobs Act of 2017
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	September 30, 2018
	(Unaudited)
	(In thousands, except share data)
ASSETS
Property, plant and equipment	$13,272,148	$12,567,373
Less accumulated depreciation and amortization	2,300,414	2,196,226
Net property, plant and equipment	10,971,734	10,371,147
Current assets
Cash and cash equivalents	108,353	13,771
Accounts receivable, net	419,612	253,295
Gas stored underground	78,148	165,732
Other current assets	65,068	46,055
Total current assets	671,181	478,853
Goodwill	730,419	730,419
Deferred charges and other assets	301,616	294,018
	$12,674,950	$11,874,437
CAPITALIZATION AND LIABILITIES
Shareholders’ equity
Common stock, no par value (stated at $0.005 per share); 200,000,000 shares authorized; issued and outstanding: March 31, 2019 — 116,982,903 shares; September 30, 2018 — 111,273,683 shares	$585	$556
Additional paid-in capital	3,485,794	2,974,926
Accumulated other comprehensive loss	(116,810)	(83,647)
Retained earnings	2,138,532	1,878,116
Shareholders’ equity	5,508,101	4,769,951
Long-term debt	3,528,713	2,493,665
Total capitalization	9,036,814	7,263,616
Current liabilities
Accounts payable and accrued liabilities	244,042	217,283
Other current liabilities	495,097	547,068
Short-term debt	—	575,780
Current maturities of long-term debt	125,000	575,000
Total current liabilities	864,139	1,915,131
Deferred income taxes	1,251,836	1,154,067
Regulatory excess deferred taxes (See Note 13)	712,681	739,670
Regulatory cost of removal obligation	462,249	466,405
Pension and postretirement liabilities	176,593	177,520
Deferred credits and other liabilities	170,638	158,028
	$12,674,950	$11,874,437
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31
	2019	2018
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$1,057,889	$1,199,291
Pipeline and storage segment	135,650	120,955
Intersegment eliminations	(98,894)	(100,837)
Total operating revenues	1,094,645	1,219,409

Purchased gas cost
Distribution segment	570,348	727,053
Pipeline and storage segment	(90)	433
Intersegment eliminations	(98,582)	(100,526)
Total purchased gas cost	471,676	626,960

Operation and maintenance expense	149,427	159,159
Depreciation and amortization expense	96,772	89,381
Taxes, other than income	79,093	73,007
Operating income	297,677	270,902
Other non-operating income (expense)	4,232	(2,167)
Interest charges	26,949	27,304
Income before income taxes	274,960	241,431
Income tax expense	60,072	62,439
Net income	$214,888	$178,992
Basic net income per share	$1.83	$1.60
Diluted net income per share	$1.82	$1.60
Cash dividends per share	$0.525	$0.485
Basic weighted average shares outstanding	117,581	111,706
Diluted weighted average shares outstanding	117,756	111,706

Net income	$214,888	$178,992
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $29 and $(276) (See Note 2)	97	(939)
Cash flow hedges:
Amortization and unrealized gain (loss) on interest rate agreements, net of tax of $(825) and $6,575	(2,792)	22,244
Total other comprehensive income (loss)	(2,695)	21,305
Total comprehensive income	$212,193	$200,297
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended March 31
	2019	2018
	(Unaudited) (In thousands, except per share data)
Operating revenues
Distribution segment	$1,896,724	$2,060,083
Pipeline and storage segment	270,120	247,418
Intersegment eliminations	(194,417)	(198,900)
Total operating revenues	1,972,427	2,108,601

Purchased gas cost
Distribution segment	1,008,080	1,190,811
Pipeline and storage segment	(448)	1,345
Intersegment eliminations	(193,791)	(198,279)
Total purchased gas cost	813,841	993,877

Operation and maintenance expense	288,027	288,204
Depreciation and amortization expense	192,837	177,755
Taxes, other than income	143,581	135,780
Operating income	534,141	512,985
Other non-operating expense	(3,491)	(4,724)
Interest charges	54,798	58,813
Income before income taxes	475,852	449,448
Income tax expense (benefit)	103,318	(43,676)
Net income	$372,534	$493,124
Basic net income per share	$3.22	$4.47
Diluted net income per share	$3.21	$4.47
Cash dividends per share	$1.05	$0.97
Basic weighted average shares outstanding	115,690	110,135
Diluted weighted average shares outstanding	115,794	110,135

Net income	$372,534	$493,124
Other comprehensive income (loss), net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $29 and $(338) (See Note 2)	97	(1,046)
Cash flow hedges:
Amortization and unrealized gain (loss) on interest rate agreements, net of tax of $(7,405) and $6,026	(25,050)	21,289
Total other comprehensive income (loss)	(24,953)	20,243
Total comprehensive income	$347,581	$513,367
See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31
	2019	2018
	(Unaudited) (In thousands)
Cash Flows From Operating Activities
Net income	$372,534	$493,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	192,837	177,755
Deferred income taxes	96,885	116,023
One-time income tax benefit	—	(165,675)
Other	5,334	12,252
Net assets / liabilities from risk management activities	(333)	812
Net change in operating assets and liabilities	(106,428)	117,076
Net cash provided by operating activities	560,829	751,367
Cash Flows From Investing Activities
Capital expenditures	(777,586)	(693,978)
Proceeds from the sale of discontinued operations	4,000	3,000
Debt and equity securities activities, net	777	(1,175)
Other, net	4,388	4,009
Net cash used in investing activities	(768,421)	(688,144)
Cash Flows From Financing Activities
Net decrease in short-term debt	(575,780)	(318,143)
Net proceeds from equity offering	494,085	395,092
Issuance of common stock through stock purchase and employee retirement plans	10,344	11,902
Proceeds from issuance of long-term debt	1,045,221	—
Settlement of interest rate swaps	(90,141)	—
Repayment of long-term debt	(450,000)	—
Cash dividends paid	(120,328)	(105,891)
Debt issuance costs	(11,227)	—
Other	—	(1,518)
Net cash provided by (used in) financing activities	302,174	(18,558)
Net increase in cash and cash equivalents	94,582	44,665
Cash and cash equivalents at beginning of period	13,771	26,409
Cash and cash equivalents at end of period	$108,353	$71,074

See accompanying notes to condensed consolidated financial statements.

ATMOS ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019
1.    Nature of Business
Atmos Energy Corporation (“Atmos Energy” or the “Company”) and its subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. Our distribution business is subject to federal and state regulation and/or regulation by local authorities in each of the states in which our regulated divisions and subsidiaries operate.
Our distribution business delivers natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers through our six regulated distribution divisions, which at March 31, 2019, covered service areas located in eight states.
Our pipeline and storage business, which is also subject to federal and state regulations, includes the transportation of natural gas to our Texas and Louisiana distribution systems and the management of our underground storage facilities used to support our distribution business in various states.

2.    Unaudited Financial Information
These consolidated interim-period financial statements have been prepared in accordance with accounting principles generally accepted in the United States on the same basis, aside from accounting policy changes noted below, as those used for the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made to the unaudited consolidated interim-period financial statements. These consolidated interim-period financial statements are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of Atmos Energy Corporation included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Because of seasonal and other factors, the results of operations for the six-month period ended March 31, 2019 are not indicative of our results of operations for the full 2019 fiscal year, which ends September 30, 2019.
No events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the condensed consolidated financial statements.

Significant accounting policies
Our accounting policies are described in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
During the second quarter of fiscal 2019, we completed our annual goodwill impairment assessment using a qualitative assessment, as permitted under U.S. GAAP. We test goodwill for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. Based on the assessment performed, we determined that our goodwill was not impaired.
Accounting pronouncements adopted in fiscal 2019
During the first quarter of fiscal 2019, we adopted the following accounting guidance updates, effective October 1, 2018. The adoption of this new guidance, individually and collectively, did not have a material impact on our financial position, results of operations or cash flows.

•
Revenue recognition - Under the new guidance, we are required to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. See Note 5 for our discussion of the effects of implementing this standard.

•
Classification and measurement of financial instruments - The new guidance requires that we recognize changes in the fair value of our equity securities formerly designated as available-for-sale in other non-operating income (expense) in our condensed consolidated statement of comprehensive income on a prospective basis from the date of adoption. Additionally, in accordance with the guidance, we reclassified a net $8.2 million unrealized gain related to these equity securities from accumulated other comprehensive income (AOCI) to retained earnings. The accounting for debt securities designated as available-for-sale did not change as a result of this new guidance. Accordingly, changes in the fair value of these securities will continue to be recorded as a component of AOCI.

•
Presentation of the Components of Net Periodic Benefit Cost - The new guidance requires us to present only the current service cost component of the net benefit cost within operations and maintenance expense in the statement of comprehensive income. The remaining components of net benefit cost are now recorded in other non-operating income (expense) in our condensed consolidated statements of comprehensive income. The change in presentation of these costs was implemented on a retrospective basis as required by the guidance. In lieu of determining how each component of the net periodic benefit cost was actually reflected in the prior periods’ condensed statement of comprehensive income, we elected to utilize a practical expedient that permits the use of the amounts disclosed for these costs in our pension and post-retirement benefit plans footnote as the basis to retroactively apply this standard.

In addition, under the new guidance, only the service cost component of net benefit cost is eligible for capitalization (e.g., as part of inventory or property, plant, and equipment). We continue to capitalize these costs into property, plant and equipment.
However, the Federal Energy Regulatory Commission (FERC), which establishes the regulatory accounting practices for rate-regulated entities, issued guidance that permits such entities the option to continue to capitalize non-service benefit costs for regulatory purposes.  Since the accounting guidelines by the FERC are typically followed by our state regulatory authorities, for U.S. GAAP reporting purposes, we are prospectively deferring into a regulatory asset the portion of non-service components of net periodic benefit cost that are capitalizable for regulatory purposes.

•
Accounting for Implementation Costs Incurred in A Hosting Arrangement That Is A Service Contract - The new guidance aligns the requirements for capitalizing implementation costs incurred for these contracts with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). We elected to early adopt the new guidance on a prospective basis. Accordingly, we will capitalize the up-front costs incurred for cloud computing arrangements had they been capitalizable in a similar on-premise software solution.

Accounting pronouncements that will be effective after fiscal 2019
In February 2016, the Financial Accounting Standards Board (FASB) issued a comprehensive new leasing standard that will require lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. Subsequently, the FASB issued practical expedients to 1) allow entities to not evaluate existing or expired land easements that were not previously accounted for as leases under the current guidance and 2) allow entities the option to adopt the standard and recognize a cumulative–effect adjustment to the opening balance of retained earnings in the period of adoption rather than applying the new guidance at the beginning of the earliest comparative period presented in the year of adoption. The new standard will be effective for us beginning on October 1, 2019. We are currently evaluating the effect of this standard and amendments on our financial position, results of operations, cash flows and business processes.
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
Significant regulatory assets and liabilities as of March 31, 2019 and September 30, 2018 included the following:

	March 31, 2019	September 30, 2018
	(In thousands)
Regulatory assets:
Pension and postretirement benefit costs	$7,843	$6,496
Infrastructure mechanisms(1)	107,649	96,739
Deferred gas costs	3,490	1,927
Recoverable loss on reacquired debt	7,450	8,702
Deferred pipeline record collection costs	23,914	20,467
Rate case costs	1,612	2,741
Other	6,691	6,739
	$158,649	$143,811
Regulatory liabilities:
Regulatory excess deferred taxes(2)	$736,634	$744,895
Regulatory cost of service reserve(3)	6,175	22,508
Regulatory cost of removal obligation	524,067	522,175
Deferred gas costs	124,248	94,705
Asset retirement obligation	12,887	12,887
APT annual adjustment mechanism	48,524	35,228
Pension and postretirement benefit costs	70,328	69,113
Other	16,942	9,486
	$1,539,805	$1,510,997

(1)
Infrastructure mechanisms in Texas and Louisiana allow for the deferral of all eligible expenses associated with capital expenditures incurred pursuant to these rules, including the recording of interest on deferred expenses until the next rate proceeding (rate case or annual rate filing), at which time investment and costs would be recoverable through base rates.

(2)
The TCJA resulted in the remeasurement of the net deferred tax liability included in our rate base. Of this amount, $24.0 million is recorded in other current liabilities. The period and timing of the return of the excess deferred taxes is being determined by regulators in each of our jurisdictions. See Note 13 for further information.

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

Income statements and capital expenditures for the three and six months ended March 31, 2019 and 2018 by segment are presented in the following tables:

	Three Months Ended March 31, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,057,192	$37,453	$—	$1,094,645
Intersegment revenues	697	98,197	(98,894)	—
Total operating revenues	1,057,889	135,650	(98,894)	1,094,645
Purchased gas cost	570,348	(90)	(98,582)	471,676
Operation and maintenance expense	117,621	32,118	(312)	149,427
Depreciation and amortization expense	69,904	26,868	—	96,772
Taxes, other than income	71,053	8,040	—	79,093
Operating income	228,963	68,714	—	297,677
Other non-operating income (expense)	5,263	(1,031)	—	4,232
Interest charges	15,896	11,053	—	26,949
Income before income taxes	218,330	56,630	—	274,960
Income tax expense	46,137	13,935	—	60,072
Net income	$172,193	$42,695	$—	$214,888
Capital expenditures	$293,270	$67,912	$—	$361,182

	Three Months Ended March 31, 2018
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,198,309	$21,100	$—	$1,219,409
Intersegment revenues	982	99,855	(100,837)	—
Total operating revenues	1,199,291	120,955	(100,837)	1,219,409
Purchased gas cost	727,053	433	(100,526)	626,960
Operation and maintenance expense	130,077	29,393	(311)	159,159
Depreciation and amortization expense	65,649	23,732	—	89,381
Taxes, other than income	64,692	8,315	—	73,007
Operating income	211,820	59,082	—	270,902
Other non-operating expense	(1,521)	(646)	—	(2,167)
Interest charges	16,898	10,406	—	27,304
Income before income taxes	193,401	48,030	—	241,431
Income tax expense	48,158	14,281	—	62,439
Net income	$145,243	$33,749	$—	$178,992
Capital expenditures	$224,235	$86,505	$—	$310,740

	Six Months Ended March 31, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$1,895,373	$77,054	$—	$1,972,427
Intersegment revenues	1,351	193,066	(194,417)	—
Total operating revenues	1,896,724	270,120	(194,417)	1,972,427
Purchased gas cost	1,008,080	(448)	(193,791)	813,841
Operation and maintenance expense	223,388	65,265	(626)	288,027
Depreciation and amortization expense	139,613	53,224	—	192,837
Taxes, other than income	127,243	16,338	—	143,581
Operating income	398,400	135,741	—	534,141
Other non-operating expense	(1,214)	(2,277)	—	(3,491)
Interest charges	34,106	20,692	—	54,798
Income before income taxes	363,080	112,772	—	475,852
Income tax expense	76,502	26,816	—	103,318
Net income	$286,578	$85,956	$—	$372,534
Capital expenditures	$595,815	$181,771	$—	$777,586

	Six Months Ended March 31, 2018
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Operating revenues from external parties	$2,058,762	$49,839	$—	$2,108,601
Intersegment revenues	1,321	197,579	(198,900)	—
Total operating revenues	2,060,083	247,418	(198,900)	2,108,601
Purchased gas cost	1,190,811	1,345	(198,279)	993,877
Operation and maintenance expense	233,292	55,533	(621)	288,204
Depreciation and amortization expense	131,083	46,672	—	177,755
Taxes, other than income	119,799	15,981	—	135,780
Operating income	385,098	127,887	—	512,985
Other non-operating expense	(3,443)	(1,281)	—	(4,724)
Interest charges	38,266	20,547	—	58,813
Income before income taxes	343,389	106,059	—	449,448
Income tax (benefit) expense	(50,953)	7,277	—	(43,676)
Net income	$394,342	$98,782	$—	$493,124
Capital expenditures	$465,484	$228,494	$—	$693,978

Balance sheet information at March 31, 2019 and September 30, 2018 by segment is presented in the following tables:

	March 31, 2019
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$8,126,906	$2,844,828	$—	$10,971,734
Total assets	$11,904,290	$3,071,654	$(2,300,994)	$12,674,950

	September 30, 2018
	Distribution	Pipeline and Storage	Eliminations	Consolidated
	(In thousands)
Property, plant and equipment, net	$7,644,693	$2,726,454	$—	$10,371,147
Total assets	$11,109,128	$2,963,480	$(2,198,171)	$11,874,437

4.    Earnings Per Share
We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a nonforfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator. Basic weighted average shares outstanding is calculated based upon the weighted average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock awards that have not yet been issued as common stock. Additionally, the weighted average shares outstanding for diluted EPS includes the incremental effects of the forward sale agreements, discussed in Note 7, when the impact is dilutive. Basic and diluted earnings per share for the three and six months ended March 31, 2019 and 2018 are calculated as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Basic Earnings Per Share
Net income	$214,888	$178,992	$372,534	$493,124
Less: Income allocated to participating securities	170	161	301	459
Income available to common shareholders	$214,718	$178,831	$372,233	$492,665
Basic weighted average shares outstanding	117,581	111,706	115,690	110,135
Net income per share — Basic	$1.83	$1.60	$3.22	$4.47
Diluted Earnings Per Share
Income available to common shareholders	$214,718	$178,831	$372,233	$492,665
Effect of dilutive shares	—	—	—	—
Income available to common shareholders	$214,718	$178,831	$372,233	$492,665
Basic weighted average shares outstanding	117,581	111,706	115,690	110,135
Dilutive shares	175	—	104	—
Diluted weighted average shares outstanding	117,756	111,706	115,794	110,135
Net income per share - Diluted	$1.82	$1.60	$3.21	$4.47

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

	Three Months Ended March 31, 2019		Six Months Ended March 31, 2019
	Distribution	Pipeline and Storage	Distribution	Pipeline and Storage
	(In thousands)
Gas sales revenues:
Residential	$695,827	$—	$1,243,755	$—
Commercial	278,945	—	497,883	—
Industrial	35,887	—	70,424	—
Public authority and other	17,087	—	30,372	—
Total gas sales revenues	1,027,746	—	1,842,434	—
Transportation revenues	27,682	142,270	53,082	289,694
Miscellaneous revenues	7,364	2,773	14,314	4,455
Revenues from contracts with customers	1,062,792	145,043	1,909,830	294,149
Alternative revenue program revenues	(5,397)	(9,393)	(14,136)	(24,029)
Other revenues	494	—	1,030	—
Total operating revenues	$1,057,889	$135,650	$1,896,724	$270,120

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
Pipeline and Storage Revenues
Pipeline and storage revenues primarily represent the transportation and storage of natural gas on our Atmos Pipeline-Texas (APT) system and the transmission of natural gas through our 21-mile pipeline in Louisiana. APT provides transportation and storage services to our Mid-Tex Division, other third party local distribution companies and certain industrial customers under tariff rates approved by the Railroad Commission of Texas (RRC). APT also provides certain transportation and storage services to industrial and electric generation customers, as well as marketers and producers, under negotiated rates. Our pipeline in Louisiana is primarily used to aggregate gas supply for our Louisiana Division under a long-term contract and on a more limited basis to third parties. The demand fee charged to our Louisiana Division is subject to regulatory approval by the Louisiana Public Service Commission. We also manage two asset management plans with distribution affiliates of the Company at terms that have been approved by the applicable state regulatory commissions. The performance obligations for these transportation customers are satisfied by means of transporting customer-supplied gas to the designated location. Revenue is recognized and our performance obligation is satisfied over time when natural gas is delivered to the customer. Management determined that these arrangements qualify for the invoice practical expedient for recognizing revenue. For demand fee arrangements, revenue is recognized and our performance obligation is satisfied by standing ready to transport natural gas over the period of each individual month.

Alternative Revenue Program Revenues
In our distribution segment, we have weather-normalization adjustment mechanisms that serve to minimize the effects of weather on our contribution margin. Additionally, APT has a regulatory mechanism that requires that we share with its tariffed customers 75% of the difference between the total non-tariffed revenues earned during a test period and a revenue benchmark of $69.4 million that was established in its most recent rate case. Differences between actual revenues and revenues calculated under these mechanisms adjust the amount billed to customers. These mechanisms are considered to be alternative revenue programs under accounting standards generally accepted in the United States as they are deemed to be contracts between us and our regulator. Accordingly, revenue under these mechanisms are excluded from revenue from contracts with customers.

6.    Debt
The nature and terms of our debt instruments and credit facilities are described in detail in Note 5 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Other than as described below, there were no material changes in the terms of our debt instruments during the six months ended March 31, 2019.
Long-term debt at March 31, 2019 and September 30, 2018 consisted of the following:

	March 31, 2019	September 30, 2018
	(In thousands)
Unsecured 8.50% Senior Notes, due March 2019	$—	$450,000
Unsecured 3.00% Senior Notes, due 2027	500,000	500,000
Unsecured 5.95% Senior Notes, due 2034	200,000	200,000
Unsecured 5.50% Senior Notes, due 2041	400,000	400,000
Unsecured 4.15% Senior Notes, due 2043	500,000	500,000
Unsecured 4.125% Senior Notes, due 2044	750,000	750,000
Unsecured 4.30% Senior Notes, due 2048	600,000	—
Unsecured 4.125% Senior Notes, due 2049	450,000	—
Medium-term note Series A, 1995-1, 6.67%, due 2025	10,000	10,000
Unsecured 6.75% Debentures, due 2028	150,000	150,000
Floating-rate term loan, due September 2019(1)	125,000	125,000
Total long-term debt	3,685,000	3,085,000
Less:
Original issue (premium) / discount on unsecured senior notes and debentures	263	(4,439)
Debt issuance cost	31,024	20,774
Current maturities	125,000	575,000
	$3,528,713	$2,493,665

(1)	Up to $200 million can be drawn under this term loan.
On March 4, 2019, we completed a public offering of $450 million of 4.125% senior notes due 2049. The effective interest rate of these notes is 4.86%, after giving effect to the offering costs and the settlement of the associated forward starting interest rate swaps. The net proceeds, after the underwriting discount and offering expenses, of $443.4 million, together with available cash, was used to repay at maturity our $450 million 8.50% unsecured senior notes due March 15, 2019 and the related settlement of our interest rate swaps for $90.1 million.
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
We utilize short-term debt to provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves the Company’s desired capital structure with an equity-to-total-capitalization ratio between 50% and 60%, inclusive of long-term and short-term debt. Our short-term borrowing requirements are driven primarily by construction work in progress and the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas we need to supply our customers’ needs could significantly affect our borrowing requirements. Our short-term borrowings typically reach their highest levels in the winter months.
Currently, our short-term borrowing requirements are satisfied through a combination of a $1.5 billion commercial paper program and three committed revolving credit facilities with third-party lenders that provide approximately $1.5 billion of total working capital funding. The primary source of our funding is our commercial paper program, which is supported by a five-year unsecured $1.5 billion credit facility. On March 29, 2019, we executed our final one-year extension option which extended the maturity date from September 25, 2022 to September 25, 2023. The facility bears interest at a base rate or at a LIBOR-based rate for the applicable interest period, plus a margin ranging from zero percent to 1.25 percent, based on the Company’s credit ratings. Additionally, the facility contains a $250 million accordion feature, which provides the opportunity to increase the total committed loan to $1.75 billion. At March 31, 2019, there were no amounts outstanding under our commercial paper program. At September 30, 2018, a total of $575.8 million was outstanding.
Additionally, we have a $25 million 364-day unsecured facility, which was renewed effective April 1, 2019 and expires March 31, 2020, and a $10 million 364-day unsecured revolving credit facility, which is used primarily to issue letters of credit. At March 31, 2019, there were no borrowings outstanding under either of these facilities; however, outstanding letters of credit reduced the total amount available to us under our $10 million facility to $4.4 million.
The availability of funds under these credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in each of these facilities to maintain, at the end of each fiscal quarter, a ratio of total-debt-to-total-capitalization of no greater than 70 percent. At March 31, 2019, our total-debt-to-total-capitalization ratio, as defined in the agreements, was 41 percent. In addition, both the interest margin and the fee that we pay on unused amounts under certain of these facilities are subject to adjustment depending upon our credit ratings.
These credit facilities and our public indentures contain usual and customary covenants for our business, including covenants substantially limiting liens, substantial asset sales and mergers. Additionally, our public debt indentures relating to our senior notes and debentures, as well as certain of our revolving credit agreements, each contain a default provision that is triggered if outstanding indebtedness arising out of any other credit agreements in amounts ranging from in excess of $15 million to in excess of $100 million becomes due by acceleration or if not paid at maturity. We were in compliance with all of our debt covenants as of March 31, 2019. If we were unable to comply with our debt covenants, we would likely be required to repay our outstanding balances on demand, provide additional collateral or take other corrective actions.

7.    Shareholders' Equity

The following tables present a reconciliation of changes in stockholders' equity for the three and six months ended March 31, 2019 and 2018.

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2018	111,273,683	$556	$2,974,926	$(83,647)	$1,878,116	$4,769,951
Net income	—	—	—	—	157,646	157,646
Other comprehensive loss	—	—	—	(22,258)	—	(22,258)
Cash dividends ($0.525 per share)	—	—	—	—	(58,722)	(58,722)
Cumulative effect of accounting change (See Note 2)	—	—	—	(8,210)	8,210	—
Common stock issued:
Public and other stock offerings	5,434,812	27	498,948	—	—	498,975
Stock-based compensation plans	184,464	1	2,602	—	—	2,603
Balance, December 31, 2018	116,892,959	584	3,476,476	(114,115)	1,985,250	5,348,195
Net income	—	—	—	—	214,888	214,888
Other comprehensive loss	—	—	—	(2,695)	—	(2,695)
Cash dividends ($0.525 per share)	—	—	—	—	(61,606)	(61,606)
Common stock issued:
Public and other stock offerings	61,006	1	5,453	—	—	5,454
Stock-based compensation plans	28,938	—	3,865	—	—	3,865
Balance, March 31, 2019	116,982,903	$585	$3,485,794	$(116,810)	$2,138,532	$5,508,101

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Stated Value
	(In thousands, except share and per share data)
Balance, September 30, 2017	106,104,634	$531	$2,536,365	$(105,254)	$1,467,024	$3,898,666
Net income	—	—	—	—	314,132	314,132
Other comprehensive loss	—	—	—	(1,062)	—	(1,062)
Cash dividends ($0.485 per share)	—	—	—	—	(51,837)	(51,837)
Common stock issued:
Public and other stock offerings	4,621,518	22	400,737	—	—	400,759
Stock-based compensation plans	235,960	2	2,960	—	—	2,962
Balance, December 31, 2017	110,962,112	555	2,940,062	(106,316)	1,729,319	4,563,620
Net income	—	—	—	—	178,992	178,992
Other comprehensive income	—	—	—	21,305	—	21,305
Cash dividends ($0.485 per share)	—	—	—	—	(54,054)	(54,054)
Common stock issued:
Public and other stock offerings	76,776	—	6,235	—	—	6,235
Stock-based compensation plans	21,440	—	5,248	—	—	5,248
Balance, March 31, 2018	111,060,328	$555	$2,951,545	$(85,011)	$1,854,257	$4,721,346

Shelf Registration, At-the-Market Equity Sales Program and Equity Issuance
On November 13, 2018, we filed a registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to $3.0 billion in common stock and/or debt securities, which expires November 13, 2021. This registration statement replaced our previous registration statement that was effectively exhausted in October 2018. At March 31, 2019, approximately $1.3 billion of securities remained available for issuance under the shelf registration statement.
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
In February 2019, under the ATM program, we executed forward sale agreements through the ATM with various underwriters who borrowed and sold 1,670,509 shares of our common stock at a weighted average price of $95.46 per share. Under the agreements we have the ability to settle these shares before March 31, 2020 at a price based on the offering price established on the trade dates. As of March 31, 2019, no shares of common stock from these forward sale agreements had been settled. If we had settled all shares under these forward sale agreements at March 31, 2019, we would have received approximately $159.0 million, based on a net price of $95.19 per share.
As of March 31, 2019, the ATM program (including the impact of the forward sale transactions discussed above) had approximately $340 million of equity available for issuance.
On November 30, 2018, we filed a prospectus supplement under the registration statement relating to an underwriting agreement to sell 5,390,836 shares of our common stock for $500 million. After expenses, net proceeds from the offering were $494.1 million. Concurrently, we entered into separate forward sale agreements with two underwriters who borrowed and sold 2,668,464 shares of our common stock. Under the agreements we have the ability to settle these shares before March 31, 2020 at a price based on the offering price established on November 28, 2018. As of March 31, 2019, no shares of common stock were settled under the forward sale agreements. If we had settled all shares under the forward agreements at March 31, 2019, we would have received approximately $244.8 million, based on a net price of $91.75 per share.
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

	Available- for-Sale Securities(1)	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2018	$8,124	$(91,771)	$(83,647)
Other comprehensive income (loss) before reclassifications	97	(25,966)	(25,869)
Amounts reclassified from accumulated other comprehensive income	—	916	916
Net current-period other comprehensive income (loss)	97	(25,050)	(24,953)
Cumulative effect of accounting change (See Note 2)	(8,210)	—	(8,210)
March 31, 2019	$11	$(116,821)	$(116,810)

	Available- for-Sale Securities(1)	Interest Rate Agreement Cash Flow Hedges	Total
	(In thousands)
September 30, 2017	$7,048	$(112,302)	$(105,254)
Other comprehensive income (loss) before reclassifications	(167)	20,454	20,287
Amounts reclassified from accumulated other comprehensive income	(879)	835	(44)
Net current-period other comprehensive income (loss)	(1,046)	21,289	20,243
March 31, 2018	$6,002	$(91,013)	$(85,011)

(1)
Available-for-sale-securities reported in fiscal 2018 include both debt and equity securities, while fiscal 2019 includes only debt securities. See Note 2 for further discussion regarding our adoption of the new accounting standard.

8.     Interim Pension and Other Postretirement Benefit Plan Information
The components of our net periodic pension cost for our pension and other postretirement benefit plans for the three and six months ended March 31, 2019 and 2018 are presented in the following tables. Most of these costs are recoverable through our tariff rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense.

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	(In thousands)
Components of net periodic pension cost:
Service cost	$4,045	$4,575	$2,703	$3,019
Interest cost(1)	6,801	6,433	2,958	2,727
Expected return on assets(1)	(7,113)	(6,916)	(2,665)	(2,001)
Amortization of prior service cost (credit)(1)	(58)	(58)	44	3
Amortization of actuarial (gain) loss(1)	1,607	3,085	(2,044)	(1,619)
Settlements(1)	—	2,415	—	—
Net periodic pension cost	$5,282	$9,534	$996	$2,129

	Six Months Ended March 31
	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	(In thousands)
Components of net periodic pension cost:
Service cost	$8,090	$9,135	$5,405	$6,039
Interest cost(1)	13,600	12,863	5,919	5,454
Expected return on assets(1)	(14,226)	(13,833)	(5,330)	(4,003)
Amortization of prior service cost (credit)(1)	(116)	(116)	87	6
Amortization of actuarial (gain) loss(1)	3,215	6,174	(4,089)	(3,237)
Settlements(1)	—	2,415	—	—
Net periodic pension cost	$10,563	$16,638	$1,992	$4,259

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
Our Mid-Tex Division also maintains a limited number of long-term supply contracts to ensure a reliable source of gas for our customers in its service area, which obligate it to purchase specified volumes at prices indexed to natural gas hubs. These purchase commitment contracts are detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. There were no material changes to the purchase commitments for the six months ended March 31, 2019.
Leases
We have entered into operating leases for towers, office and warehouse space, vehicles and heavy equipment used in our operations. During the six months ended March 31, 2019, we executed amendments to some of our lease agreements that impacted terms as well as our future minimum lease payments. As of March 31, 2019, the remaining lease terms range from one to 20 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Renewal options exist for certain of these leases. The related future minimum lease payments at March 31, 2019 totaled $193.3 million.
Regulatory Matters
Except for routine regulatory proceedings as discussed below, there were no material changes to regulatory matters for the six months ended March 31, 2019.
As of March 31, 2019, regulatory proceedings were in progress in substantially all of our service areas. These regulatory proceedings are discussed in further detail below in Management’s Discussion and Analysis — Recent Ratemaking Developments. Additionally, as discussed in further detail in Note 13, all jurisdictions are addressing impacts of the Tax Cuts and Jobs Act of 2017 (the "TCJA").

10.    Financial Instruments
We currently use financial instruments to mitigate commodity price risk and in the past have also used financial instruments to mitigate interest rate risk. The objectives and strategies for using financial instruments and the related accounting for these financial instruments are fully described in Notes 2 and 13 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. During the six months ended March 31, 2019, there were no material changes in our objectives, strategies and accounting for using financial instruments. Our financial instruments do not contain any credit-risk-related or other contingent features that could cause payments to be accelerated when our financial instruments are in net liability positions. The following summarizes those objectives and strategies.

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
We typically seek to hedge between 25 and 50 percent of anticipated heating season gas purchases using financial instruments. For the 2018-2019 heating season (generally October through March), in the jurisdictions where we are permitted to utilize financial instruments, we hedged approximately 33 percent, or 18.9 Bcf of the winter flowing gas requirements. We have not designated these financial instruments as hedges for accounting purposes.

Interest Rate Risk Management Activities
Historically, we managed interest rate risk by periodically entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.
In fiscal 2014 and 2015, we entered into forward starting interest rate swaps to fix the Treasury yield component associated with $450 million of the then anticipated issuance of $450 million unsecured senior notes in fiscal 2019. These notes were issued as planned in March 2019 and we settled the swaps with the payment of $90.1 million. Because the swaps were effective, the realized loss was recorded as a component of AOCI and is being recognized as a component of interest expense over the 30-year life of the senior notes.
As of March 31, 2019, we had $116.8 million of net realized losses in AOCI associated with the settlement of financial instruments used to fix the Treasury yield component of the interest cost of financing various issuances of long-term debt and senior notes, which will be recognized as a component of interest expense over the life of the associated notes from the date of settlement. The remaining amortization periods for these settled amounts extend through fiscal 2049.

Quantitative Disclosures Related to Financial Instruments
The following tables present detailed information concerning the impact of financial instruments on our condensed consolidated balance sheet and statements of comprehensive income.
As of March 31, 2019, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity, while a short position is a contract to sell the commodity. As of March 31, 2019, we had 6,065 MMcf of net long commodity contracts outstanding. These contracts have not been designated as hedges.
Financial Instruments on the Balance Sheet
The following tables present the fair value and balance sheet classification of our financial instruments as of March 31, 2019 and September 30, 2018. The gross amounts of recognized assets and liabilities are netted within our unaudited condensed consolidated balance sheets to the extent that we have netting arrangements with our counterparties. However, for March 31, 2019 and September 30, 2018, no gross amounts and no cash collateral were netted within our consolidated balance sheet.

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
March 31, 2019
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	$1,611	$(38)
Gross / Net Financial Instruments		$1,611	$(38)

	Balance Sheet Location	Assets	Liabilities
		(In thousands)
September 30, 2018
Designated As Hedges:
Interest rate swaps	Other current assets / Other current liabilities	$—	$(56,499)
Total		—	(56,499)
Not Designated As Hedges:
Commodity contracts	Other current assets / Other current liabilities	1,369	(235)
Commodity contracts	Deferred charges and other assets / Deferred credits and other liabilities	250	(103)
Total		1,619	(338)
Gross / Net Financial Instruments		$1,619	$(56,837)

Impact of Financial Instruments on the Statement of Comprehensive Income
Cash Flow Hedges
As discussed above, in the past our distribution segment had interest rate agreements, which we designated as cash flow hedges at the time the agreements were executed. The net loss on settled interest rate agreements reclassified from AOCI into interest charges on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2018 was $0.6 million and $0.6 million and for the six months ended March 31, 2019 and 2018 was $1.2 million and $1.2 million.
The following table summarizes the gains and losses arising from hedging transactions that were recognized as a component of other comprehensive income (loss), net of taxes, for the three and six months ended March 31, 2019 and 2018. The amounts included in the table below exclude gains and losses arising from ineffectiveness because those amounts are immediately recognized in the statement of comprehensive income as incurred.

	Three Months Ended March 31		Six Months Ended March 31
	2019	2018	2019	2018
	(In thousands)
Increase (decrease) in fair value:
Interest rate agreements	$(3,250)	$21,786	$(25,966)	$20,454
Recognition of losses in earnings due to settlements:
Interest rate agreements	458	458	916	835
Total other comprehensive income (loss) from hedging, net of tax	$(2,792)	$22,244	$(25,050)	$21,289
Deferred gains (losses) recorded in AOCI associated with our interest rate agreements are recognized in earnings as they are amortized over the terms of the underlying debt instruments. The following amounts, net of deferred taxes, represent the expected recognition in earnings, as of March 31, 2019, of the deferred losses recorded in AOCI associated with our financial instruments, based upon the fair values of these financial instruments at the date of settlement.

Interest Rate Agreements
(In thousands)
Next twelve months	$(4,212)
Thereafter	(112,609)
Total	$(116,821)

Financial Instruments Not Designated as Hedges
As discussed above, commodity contracts which are used in our distribution segment are not designated as hedges. However, there is no earnings impact on our distribution segment as a result of the use of these financial instruments because the gains and losses arising from the use of these financial instruments are recognized in the consolidated statement of comprehensive income as a component of purchased gas cost when the related costs are recovered through our rates and recognized in revenue. Accordingly, the impact of these financial instruments is excluded from this presentation.

11.    Fair Value Measurements
We report certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We record cash and cash equivalents, accounts receivable and accounts payable at carrying value, which substantially approximates fair value due to the short-term nature of these assets and liabilities. For other financial assets and liabilities, we primarily use quoted market prices and other observable market pricing information to minimize the use of unobservable pricing inputs in our measurements when determining fair value. The methods used to determine fair value for our assets and liabilities are fully described in Note 2 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. During the six months ended March 31, 2019, there were no changes in these methods.
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
Quantitative Disclosures
Financial Instruments
The classification of our fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. Authoritative accounting literature establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), with the lowest priority given to unobservable inputs (Level 3). The following tables summarize, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and September 30, 2018. Assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	March 31, 2019
	(In thousands)
Assets:
Financial instruments	$—	$1,611	$—	$—	$1,611
Debt and equity securities
Registered investment companies	42,412	—	—	—	42,412
Bond mutual funds	21,935	—	—	—	21,935
Bonds(2)	—	29,890	—	—	29,890
Money market funds	—	2,440	—	—	2,440
Total debt and equity securities	64,347	32,330	—	—	96,677
Total assets	$64,347	$33,941	$—	$—	$98,288
Liabilities:
Financial instruments	$—	$38	$—	$—	$38

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Other Unobservable Inputs (Level 3)	Netting and Cash Collateral	September 30, 2018
	(In thousands)
Assets:
Financial instruments	$—	$1,619	$—	$—	$1,619
Debt and equity securities
Registered investment companies	42,644	—	—	—	42,644
Bond mutual funds	21,507	—	—	—	21,507
Bonds(2)	—	31,400	—	—	31,400
Money market funds	—	3,834	—	—	3,834
Total debt and equity securities	64,151	35,234	—	—	99,385
Total assets	$64,151	$36,853	$—	$—	$101,004
Liabilities:
Financial instruments	$—	$56,837	$—	$—	$56,837

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
Debt and equity securities are comprised of our available-for-sale debt securities and our equity securities. We regularly evaluate the performance of our available-for-sale debt securities on an investment by investment basis for impairment, taking into consideration the investment’s purpose, volatility and current returns. If a determination is made that a decline in fair value is other than temporary, the related investment is written down to its estimated fair value and the other-than-temporary impairment is recognized in the statement of comprehensive income. At March 31, 2019 and September 30, 2018, our available-for-sale debt securities amortized cost was $29.9 million and $31.5 million. At March 31, 2019, we maintained investments in bonds that have contractual maturity dates ranging from April 2019 through February 2022.
Other Fair Value Measures
Our debt is recorded at carrying value. The fair value of our debt is determined using third party market value quotations, which are considered Level 1 fair value measurements for debt instruments with a recent, observable trade or Level 2 fair value measurements for debt instruments where fair value is determined using the most recent available quoted market price. The following table presents the carrying value and fair value of our debt as of March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018
	(In thousands)
Carrying Amount	$3,685,000	$3,085,000
Fair Value	$3,965,641	$3,161,679

12.    Concentration of Credit Risk
Information regarding our concentration of credit risk is disclosed in Note 16 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. During the six months ended March 31, 2019, there were no material changes in our concentration of credit risk.

13.    Impact of the Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "TCJA") was signed into law. As a result of the implementation of the TCJA, we recognized a $165.7 million income tax benefit in our condensed consolidated statement of comprehensive income during the six months ended March 31, 2018 related to a change in deferred taxes that were not related to our cost of service ratemaking. The change in deferred taxes related to our cost of service ratemaking (referred to as excess deferred taxes) was reclassified into a regulatory liability and will be returned to ratepayers in accordance with regulatory requirements. As of March 31, 2019 and September 30, 2018, this liability totaled $736.6 million and $744.9 million.

We have and continue to work with our regulators in each jurisdiction to fully incorporate the effects of the TCJA into customer bills. As of March 31, 2019, we have received approval from regulators to update our cost of service rates to reflect the decrease in the statutory income tax rate in all of our service areas.
Regulators in all of our service areas issued accounting orders that required us to establish, effective January 1, 2018, a separate regulatory liability for the difference in taxes included in our rates that were calculated based on a 35% statutory income tax rate and rates based on the new 21% statutory income tax rate until the new rates could be established. As of March 31, 2019, we received approval from regulators to return these liabilities to customers in Colorado, Kansas, Louisiana, Texas and Virginia. This regulatory liability totaled $6.2 million and $22.5 million as of March 31, 2019 and September 30, 2018.
As of March 31, 2019, we received approval from regulators to return excess deferred taxes in Colorado, Kentucky, Louisiana, Mississippi, Tennessee, certain jurisdictions in Texas and Virginia in accordance with regulatory proceedings on a provisional basis over periods ranging from 13 to 51 years. In our remaining jurisdictions, the treatment of the effects of the TCJA in rates is being addressed in ongoing or will be addressed in future regulatory proceedings.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Atmos Energy Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Atmos Energy Corporation as of March 31, 2019, the related condensed consolidated statements of comprehensive income for the three and six month periods ended March 31, 2019 and 2018, the condensed consolidated statements of cash flows for the six month periods ended March 31, 2019 and 2018 and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and related notes and schedule (not presented herein); and in our report dated November 13, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 7, 2019

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
OVERVIEW
Atmos Energy and our subsidiaries are engaged in the regulated natural gas distribution and pipeline and storage businesses. We distribute natural gas through sales and transportation arrangements to over three million residential, commercial, public authority and industrial customers throughout our six distribution divisions, which at March 31, 2019 covered service areas located in eight states. In addition, we transport natural gas for others through our distribution and pipeline systems.

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
Our critical accounting policies are reviewed periodically by the Audit Committee of our Board of Directors. There were no significant changes to these critical accounting policies during the six months ended March 31, 2019.

Non-GAAP Financial Measures
Our operations are affected by the cost of natural gas, which is passed through to our customers without markup and includes commodity price, transportation, storage, injection and withdrawal fees and settlements of financial instruments used to mitigate commodity price risk. These costs are reflected in the condensed consolidated statements of comprehensive income as purchased gas cost. Therefore, increases in the cost of gas are offset by a corresponding increase in revenues. Accordingly, we believe Contribution Margin, a non-GAAP financial measure, defined as operating revenues less purchased gas cost, is a more useful and relevant measure to analyze our financial performance than operating revenues. As such, the following discussion and analysis of our financial performance will reference Contribution Margin rather than operating revenues and purchased gas cost individually. Further, the term Contribution Margin is not intended to represent operating income, the most comparable GAAP financial measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies.
As described further in Note 13, the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA") required us to remeasure our deferred tax assets and liabilities at our new federal statutory income tax rate as of December 22, 2017. The remeasurement of our net deferred tax liabilities resulted in the recognition of a non-cash income tax benefit of $3.8 million and $165.7 million for the three and six months ended March 31, 2018. Due to the non-recurring nature of this benefit, we believe that net income and diluted net income per share before the non-cash income tax benefit provide a more relevant measure to analyze our financial performance than net income and diluted net income per share in order to allow investors to better analyze our core results and allow the information to be presented on a comparative basis to the prior year. Accordingly, the following discussion and analysis of our financial performance will reference adjusted net income and adjusted diluted earnings per share, which is calculated as follows:

	Three Months Ended March 31
	2019	2018	Change
	(In thousands, except per share data)
Net income	$214,888	$178,992	$35,896
TCJA non-cash income tax benefit	—	(3,791)	3,791
Adjusted net income	$214,888	$175,201	$39,687

Diluted net income per share	$1.82	$1.60	$0.22
Diluted EPS from TCJA non-cash income tax benefit	—	(0.03)	0.03
Adjusted diluted net income per share	$1.82	$1.57	$0.25

	Six Months Ended March 31
	2019	2018	Change
	(In thousands, except per share data)
Net income	$372,534	$493,124	$(120,590)
TCJA non-cash income tax benefit	—	(165,675)	165,675
Adjusted net income	$372,534	$327,449	$45,085

Diluted net income per share	$3.21	$4.47	$(1.26)
Diluted EPS from TCJA non-cash income tax benefit	—	(1.50)	1.50
Adjusted diluted net income per share	$3.21	$2.97	$0.24
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
During the six months ended March 31, 2019, we recorded net income of $372.5 million, or $3.21 per diluted share, compared to net income of $493.1 million, or $4.47 per diluted share for the six months ended March 31, 2018.
After adjusting for the nonrecurring benefit recognized after implementing the TCJA in fiscal 2018, we recorded adjusted net income of $327.4 million, or $2.97 per diluted share for the six months ended March 31, 2018. The period-over-period increase in adjusted net income of $45.1 million, or 14 percent, largely reflects positive rate outcomes, customer growth in our distribution business, positive Contribution Margins in our pipeline and storage business due to wider spreads and positive supply and demand dynamics affecting the Permian Basin and the impact of the TCJA on our effective income tax rate. During the six months ended March 31, 2019, we implemented regulatory actions which resulted in an increase in annual operating income of $20.9 million and had thirteen ratemaking efforts in progress at March 31, 2019, seeking a total increase in annual operating income of $159.3 million.
Capital expenditures for the six months ended March 31, 2019 increased 12 percent period-over-period, to $777.6 million. Over 80 percent was invested to improve the safety and reliability of our distribution and transportation systems, with a significant portion of this investment incurred under regulatory mechanisms that reduce lag to six months or less. We expect our capital expenditures to range from $1.65 billion to $1.75 billion for fiscal 2019. We funded our capital expenditures program primarily through operating cash flows of $560.8 million. Additionally, we completed approximately $2 billion in external financing during the six months ended March 31, 2019 with the issuance of $1.1 billion in 30-year senior notes and approximately $908 million of common stock, of which proceeds of approximately $408 million were allocated to forward sale agreements. The net proceeds from these issuances, together with available cash, were used to repay at maturity our $450 million 8.50% unsecured senior notes, to repay short-term debt under our commercial paper program, to fund capital spending and for general corporate purposes.
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

Seasonal weather patterns can also affect our distribution operations. However, the effect of weather that is above or below normal is substantially offset through weather normalization adjustments, known as WNA, which have been approved by state regulatory commissions for approximately 97 percent of our residential and commercial meters in the following states for the following time periods:

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
Three Months Ended March 31, 2019 compared with Three Months Ended March 31, 2018
Financial and operational highlights for our distribution segment for the three months ended March 31, 2019 and 2018 are presented below.

	Three Months Ended March 31
	2019	2018	Change
	(In thousands, unless otherwise noted)
Operating revenues	$1,057,889	$1,199,291	$(141,402)
Purchased gas cost	570,348	727,053	(156,705)
Contribution Margin	487,541	472,238	15,303
Operating expenses	258,578	260,418	(1,840)
Operating income	228,963	211,820	17,143
Other non-operating income (expense)	5,263	(1,521)	6,784
Interest charges	15,896	16,898	(1,002)
Income before income taxes	218,330	193,401	24,929
TCJA non-cash income tax benefit	—	(3,791)	3,791
Income tax expense	46,137	51,949	(5,812)
Net income	$172,193	$145,243	$26,950
Consolidated distribution sales volumes — MMcf	139,242	134,046	5,196
Consolidated distribution transportation volumes — MMcf	46,190	45,932	258
Total consolidated distribution throughput — MMcf	185,432	179,978	5,454
Consolidated distribution average cost of gas per Mcf sold	$4.10	$5.42	$(1.32)
Income before income taxes for our distribution segment increased thirteen percent, primarily due to a $15.3 million increase in Contribution Margin as well as a $1.8 million decrease in operating expenses. The quarter-over-quarter increase in Contribution Margin primarily reflects:

•	a $24.1 million net increase in rate adjustments, after the effect of the TCJA, primarily in our Mid-Tex and Mississippi Divisions.

•	a $3.9 million increase from customer growth primarily in our Mid-Tex Division.

•	an $8.5 million decrease in residential and commercial net consumption, primarily due to inconsistent weather patterns experienced during the quarter compared to the prior-year quarter.

•	a $2.8 million decrease in revenue-related taxes primarily in our Mid-Tex Division.
The quarter-over-quarter decrease in operating expenses, which includes operation and maintenance expense, provision for doubtful accounts, depreciation and amortization expense and taxes, other than income, primarily reflects a $23 million decrease in nonrecurring expenses related to the planned outage of our natural gas distribution system in Northwest Dallas in March 2018. These decreases were partially offset by higher system integrity and maintenance spending, higher employee costs and an increase in depreciation expense and property taxes of $8.8 million associated with increased capital investments.
Additionally, the quarter-over-quarter increase in other non-operating income primarily reflects the adoption of new accounting standards. As discussed further in Note 2, we are now required to recognize changes in the fair value of our equity securities formerly designated as available-for-sale on our condensed consolidated statement of comprehensive income.
The decrease in income tax expense reflects a reduction in our effective tax rate from 26.9% to 21.1%, as a result of the TCJA. As the Company's fiscal year end is September 30, the Internal Revenue Code required the Company to use a blended statutory federal corporate income tax rate for fiscal 2018 due to the enactment of the TCJA in the first fiscal quarter.
The following table shows our operating income by distribution division, in order of total rate base, for the three months ended March 31, 2019 and 2018. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Three Months Ended March 31
	2019	2018	Change
	(In thousands)
Mid-Tex	$93,131	$78,190	$14,941
Kentucky/Mid-States	35,022	36,529	(1,507)
Louisiana	32,901	30,760	2,141
West Texas	20,921	21,430	(509)
Mississippi	27,110	25,096	2,014
Colorado-Kansas	19,704	17,474	2,230
Other	174	2,341	(2,167)
Total	$228,963	$211,820	$17,143

Six Months Ended March 31, 2019 compared with Six Months Ended March 31, 2018
Financial and operational highlights for our distribution segment for the six months ended March 31, 2019 and 2018 are presented below.

	Six Months Ended March 31
	2019	2018	Change
	(In thousands, unless otherwise noted)
Operating revenues	$1,896,724	$2,060,083	$(163,359)
Purchased gas cost	1,008,080	1,190,811	(182,731)
Contribution Margin	888,644	869,272	19,372
Operating expenses	490,244	484,174	6,070
Operating income	398,400	385,098	13,302
Other non-operating expense	(1,214)	(3,443)	2,229
Interest charges	34,106	38,266	(4,160)
Income before income taxes	363,080	343,389	19,691
TCJA non-cash income tax benefit	—	(143,942)	143,942
Income tax expense	76,502	92,989	(16,487)
Net income	$286,578	$394,342	$(107,764)
Consolidated distribution sales volumes — MMcf	240,940	220,353	20,587
Consolidated distribution transportation volumes — MMcf	87,238	83,982	3,256
Total consolidated distribution throughput — MMcf	328,178	304,335	23,843
Consolidated distribution average cost of gas per Mcf sold	$4.18	$5.40	$(1.22)
Income before income taxes for our distribution segment increased six percent, primarily due to a $19.4 million increase in Contribution Margin, partially offset by a $6.1 million increase in operating expenses. The year-over-year increase in Contribution Margin primarily reflects:

•	a $16.7 million net increase in rate adjustments, after the effect of the TCJA, primarily in our Mid-Tex and Mississippi Divisions.

•	a $7.7 million increase from customer growth primarily in our Mid-Tex and West Texas Divisions.

•	a $4.1 million decrease in revenue-related taxes primarily in our Mid-Tex Division.
The year-over-year increase in operating expenses primarily reflects an increase in depreciation expense and property taxes of $15.3 million associated with increased capital investments, combined with higher system integrity and maintenance spending. The remaining increase in operating expenses is attributed to an increase in employee costs. These increases are partially offset by a $23 million decrease in nonrecurring expenses related to the planned outage of our natural gas distribution system in Northwest Dallas in March 2018.
The decrease in income tax expense reflects a reduction in our effective tax rate from 27.1% to 21.1%, as a result of the TCJA, as described above.
The following table shows our operating income by distribution division, in order of total rate base, for the six months ended March 31, 2019 and 2018. The presentation of our distribution operating income is included for financial reporting purposes and may not be appropriate for ratemaking purposes.

	Six Months Ended March 31
	2019	2018	Change
	(In thousands)
Mid-Tex	$165,537	$151,115	$14,422
Kentucky/Mid-States	59,474	64,658	(5,184)
Louisiana	55,054	54,028	1,026
West Texas	36,744	37,191	(447)
Mississippi	46,698	43,371	3,327
Colorado-Kansas	33,493	30,405	3,088
Other	1,400	4,330	(2,930)
Total	$398,400	$385,098	$13,302

Recent Ratemaking Developments
The amounts described in the following sections represent the operating income that was requested or received in each rate filing, which may not necessarily reflect the stated amount referenced in the final order, as certain operating costs may have changed as a result of a commission’s or other governmental authority’s final ruling. During the first six months of fiscal 2019, we implemented eleven regulatory proceedings, resulting in a $20.9 million increase in annual operating income as summarized below. The ratemaking outcomes for rate case activity in fiscal 2019 include the effect of tax reform legislation enacted effective January 1, 2018 and do not reflect the true economic benefit of the outcomes because they do not include the corresponding income tax benefit we will receive due to the decrease in our statutory tax rate.

Rate Action	Annual Increase (Decrease) in Operating Income
(In thousands)
Annual formula rate mechanisms	$24,612
Rate case filings	(3,898)
Other rate activity	214
$20,928

The following ratemaking efforts seeking $110.1 million in increased annual operating income were in progress as of March 31, 2019:

Division	Rate Action	Jurisdiction	Operating Income Requested
			(In thousands)
Colorado-Kansas	Infrastructure Mechanism	Kansas (1)	$1,562
Louisiana	Formula Rate Mechanism	Trans La (2)	4,719
Louisiana	Formula Rate Mechanism	LGS	7,124
Mid-Tex	Rate Case	ATM Cities (3)	4,252
Mid-Tex	Formula Rate Mechanism	City of Dallas	9,452
Mid-Tex	Infrastructure Mechanism	Environs	2,435
Mid-Tex	Formula Rate Mechanism	Mid-Tex Cities	47,733
Mississippi	Infrastructure Mechanism	Mississippi	8,433
Kentucky/Mid-States	Formula Rate Mechanism	Tennessee (4)	3,230
Kentucky/Mid-States	Rate Case	Kentucky (5)	14,424
West Texas	Infrastructure Mechanism	Cities of Amarillo, Lubbock, Dalhart and Channing (6)	5,692
West Texas	Infrastructure Mechanism	Environs	1,006
			$110,062

(1)	On April 23, 2019, the Kansas Corporation Commission approved this filing with rates to be implemented beginning May 1, 2019.

(2)	The proposed increase for Trans La customers was implemented on April 1, 2019, subject to refund.

(3)
On February 25, 2019, the Railroad Commission of Texas approved a partial settlement in Gas Utilities Docket No. 10779. Under the terms of the settlement, temporary rates were implemented on March 1, 2019. Permanent rates are expected to be implemented following a final commission decision in late May 2019.

(4)
On April 15, 2019, the Tennessee Public Utility Commission approved a settlement in Docket No. 18-00097 that lowered the operating income increase to $2.4 million. The Company anticipates an approval in Docket No. 19-00018 at the commission's May 2019 meeting, with rates to be effective June 1, 2019.

(5)
On May 7, 2019, the Kentucky Public Service Commission (KPSC) approved a final order that resulted in an increase in operating income of $3.5 million with rates to be effective May 8, 2019. Additionally, the KPSC reinstated the Pipeline Replacement Program (PRP) on a forward-looking basis, to be filed in August 2019 with rates to be effective in October 2019.

(6)	The 2018 GRIP increase was implemented on May 1, 2019.

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

The following annual formula rate mechanisms, which reflect a 21% federal income tax rate resulting from the TCJA, were approved during the six months ended March 31, 2019:

Division	Jurisdiction	Test Year Ended	Increase (Decrease) in Annual Operating Income	Effective Date
		(In thousands)
2019 Filings:
Colorado-Kansas	Colorado GIS	12/31/2019	$87	04/01/2019
Colorado-Kansas	Colorado SSIR	12/31/2019	2,147	01/01/2019
Mississippi	Mississippi - SIR	10/31/2019	7,135	11/01/2018
Mississippi	Mississippi - SRF	10/31/2019	(118)	11/01/2018
Kentucky/Mid-States	Tennessee ARM	05/31/2019	(5,032)	10/15/2018
Mid-Tex	Mid-Tex RRM Cities	12/31/2017	17,633	10/01/2018
West Texas	West Texas Cities RRM	12/31/2017	2,760	10/01/2018
Total 2019 Filings			$24,612

Rate Case Filings
A rate case is a formal request from Atmos Energy to a regulatory authority to increase rates that are charged to our customers. Rate cases may also be initiated when the regulatory authorities request us to justify our rates. This process is referred to as a “show cause” action. Adequate rates are intended to provide for recovery of the Company’s costs as well as a fair rate of return and ensure that we continue to deliver reliable, reasonably priced natural gas service safely to our customers. The following table summarizes the rate cases, which reflect a 21% federal income tax rate resulting from the TCJA, that were completed during the six months ended March 31, 2019.

Division	State	Decrease in Annual Operating Income	Effective Date
		(In thousands)
2019 Rate Case Filings:
Kentucky/Mid-States	Virginia	$(400)	04/01/2019
Mid-Tex	Texas	(2,674)	01/01/2019
West Texas	Texas	(824)	01/01/2019
Total 2019 Rate Case Filings		$(3,898)
Other Ratemaking Activity
The following table summarizes other ratemaking activity during the six months ended March 31, 2019.

Division	Jurisdiction	Rate Activity	Increase in Annual Operating Income	Effective Date
			(In thousands)
2019 Other Rate Activity:
Colorado-Kansas	Kansas	Ad Valorem (1)	$214	02/01/2019
Total 2019 Other Rate Activity			$214

(1)	The Ad Valorem filing relates to property taxes that are either over or undercollected compared to the amount included in our Kansas service area's base rates.

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

APT annually uses GRIP to recover capital costs incurred in the prior calendar year. On February 15, 2019, APT made a GRIP filing that covered changes in net investment from January 1, 2018 through December 31, 2018 with a requested increase in operating income of $49.2 million. On May 7, 2019, the Texas Railroad Commission approved the Company's GRIP filing.
Three Months Ended March 31, 2019 compared with Three Months Ended March 31, 2018
Financial and operational highlights for our pipeline and storage segment for the three months ended March 31, 2019 and 2018 are presented below.

	Three Months Ended March 31
	2019	2018	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$94,291	$89,631	$4,660
Third-party transportation revenue	37,534	28,414	9,120
Other revenue	3,825	2,910	915
Total operating revenues	135,650	120,955	14,695
Total purchased gas cost	(90)	433	(523)
Contribution Margin	135,740	120,522	15,218
Operating expenses	67,026	61,440	5,586
Operating income	68,714	59,082	9,632
Other non-operating expense	(1,031)	(646)	(385)
Interest charges	11,053	10,406	647
Income before income taxes	56,630	48,030	8,600
Income tax expense	13,935	14,281	(346)
Net income	$42,695	$33,749	$8,946
Gross pipeline transportation volumes — MMcf	254,833	237,167	17,666
Consolidated pipeline transportation volumes — MMcf	165,369	148,980	16,389
Income before income taxes for our pipeline and storage segment increased eighteen percent, primarily due to a $15.2 million increase in Contribution Margin, partially offset by a $5.6 million increase in operating expenses. The quarter-over-quarter increase in Contribution Margin primarily reflects:

•
a $12.2 million net increase in rate adjustments, after the effect of the TCJA, from the approved GRIP filing approved in May 2018. The increase in rates was driven primarily by increased safety and reliability spending.

•	a net increase of $1.2 million primarily due to wider spreads and positive supply and demand dynamics affecting the Permian Basin.
Operating expenses increased $5.6 million, primarily due to higher depreciation expense associated with increased capital investments and higher system maintenance expense.

Six Months Ended March 31, 2019 compared with Six Months Ended March 31, 2018
Financial and operational highlights for our pipeline and storage segment for the six months ended March 31, 2019 and 2018 are presented below.

	Six Months Ended March 31
	2019	2018	Change
	(In thousands, unless otherwise noted)
Mid-Tex / Affiliate transportation revenue	$182,723	$183,529	$(806)
Third-party transportation revenue	80,822	57,345	23,477
Other revenue	6,575	6,544	31
Total operating revenues	270,120	247,418	22,702
Total purchased gas cost	(448)	1,345	(1,793)
Contribution Margin	270,568	246,073	24,495
Operating expenses	134,827	118,186	16,641
Operating income	135,741	127,887	7,854
Other non-operating expense	(2,277)	(1,281)	(996)
Interest charges	20,692	20,547	145
Income before income taxes	112,772	106,059	6,713
TCJA non-cash income tax benefit	—	(21,733)	21,733
Income tax expense	26,816	29,010	(2,194)
Net income	$85,956	$98,782	$(12,826)
Gross pipeline transportation volumes — MMcf	493,688	450,304	43,384
Consolidated pipeline transportation volumes — MMcf	335,896	304,085	31,811
Income before income taxes for our pipeline and storage segment increased six percent, primarily due to a $24.5 million increase in Contribution Margin, partially offset by a $16.6 million increase in operating expenses. The year-over-year increase in Contribution Margin primarily reflects:

•
an $18.1 million net increase in rate adjustments, after the effect of the TCJA, from the approved GRIP filings approved in December 2017 and May 2018. The increase in rates was driven primarily by increased safety and reliability spending.

•	a net increase of $4.3 million primarily due to wider spreads and positive supply and demand dynamics affecting the Permian Basin.
Operating expenses increased $16.6 million, primarily due to higher depreciation expense associated with increased capital investments and higher system maintenance expense.
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
To continue to support our capital market activities, we filed a registration statement with the SEC on November 13, 2018 that permits us to issue a total of $3.0 billion in common stock and/or debt securities. This registration statement replaced our previous registration statement that was effectively exhausted in October 2018. At March 31, 2019, approximately $1.3 billion of securities remained available for issuance under the shelf registration statement.
On November 19, 2018, we filed a prospectus supplement under the registration statement relating to an at-the-market (ATM) equity sales program under which we may issue and sell shares of our common stock up to an aggregate offering price of $500 million (including shares of common stock that may be sold pursuant to a forward sale agreement entered into concurrently with the ATM equity sales program). At March 31, 2019, approximately $340 million remained available under the ATM equity sales program.
During the six months ended March 31, 2019, we completed approximately $2 billion of long-term debt and equity financing.

•
In October 2018, we completed the public offering of $600 million of 30-year 4.30% senior notes. The net proceeds of $590.6 million were used to repay working capital borrowings pursuant to our commercial paper program.

•	In November 2018, we sold 5,390,836 shares of common stock for $500 million. The net proceeds of $494.1 million were used to fund our capital expenditure program and for general corporate purposes.

•
In March 2019, we completed the public offering of $450 million of 30-year 4.125% senior notes. The net proceeds of $443.4 million, together with available cash, were used to repay at maturity our $450 million 8.50% 10-year unsecured senior notes due March 15, 2019 and the related settlement of our interest rate swaps for $90.1 million.

•
In November 2018 and February 2019, we executed forward sales agreements with various underwriters who borrowed and sold 4.3 million shares of our common stock for initial aggregate proceeds of approximately $408 million. The following table summarizes these agreements as of March 31, 2019:

As of March 31, 2019
Issue Quarter	Issued Under	Shares Available	Net Proceeds Available	Maturity	Forward Price
December 31, 2018	Shelf	2,668,464	$244,844,220	3/31/2020	$91.75
March 31, 2019	ATM	1,670,509	159,022,309	3/31/2020	$95.19
Total		4,338,973	$403,866,529

The following table presents our capitalization inclusive of short-term debt and the current portion of long-term debt as of March 31, 2019, September 30, 2018 and March 31, 2018:

	March 31, 2019		September 30, 2018		March 31, 2018
	(In thousands, except percentages)
Short-term debt	$—	—%	$575,780	6.8%	$129,602	1.6%
Long-term debt(1)	3,653,713	39.9%	3,068,665	36.5%	3,067,892	38.8%
Shareholders’ equity	5,508,101	60.1%	4,769,951	56.7%	4,721,346	59.6%
Total	$9,161,814	100.0%	$8,414,396	100.0%	$7,918,840	100.0%

(1)	In September 2019, our $125 million term loan, which we plan to refinance, will mature.

Cash Flows
Our internally generated funds may change in the future due to a number of factors, some of which we cannot control. These factors include regulatory changes, the price for our services, demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks and other factors.
Cash flows from operating, investing and financing activities for the six months ended March 31, 2019 and 2018 are presented below.

	Six Months Ended March 31
	2019	2018	Change
	(In thousands)
Total cash provided by (used in)
Operating activities	$560,829	$751,367	$(190,538)
Investing activities	(768,421)	(688,144)	(80,277)
Financing activities	302,174	(18,558)	320,732
Change in cash and cash equivalents	94,582	44,665	49,917
Cash and cash equivalents at beginning of period	13,771	26,409	(12,638)
Cash and cash equivalents at end of period	$108,353	$71,074	$37,279
Cash flows from operating activities
For the six months ended March 31, 2019, we generated cash flow from operating activities of $560.8 million compared with $751.4 million for the six months ended March 31, 2018. The $190.5 million decrease in operating cash flows is primarily attributable to the change in net income and working capital changes, particularly in our distribution segment resulting from the timing of payments for natural gas purchases and deferred gas cost recoveries.
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
We allocate our capital spending among our service areas using risk management models and subject matter experts to identify, assess and develop a plan of action to address our highest risk facilities. We have regulatory mechanisms in most of our service areas that provide the opportunity to include approved capital costs in rate base on a periodic basis without being required to file a rate case. These mechanisms permit us a reasonable opportunity to earn a fair return on our investment without compromising safety or reliability.
For the six months ended March 31, 2019, cash used for investing activities was $768.4 million compared to $688.1 million for the six months ended March 31, 2018. Capital spending increased by $83.6 million, or 12 percent, as a result of planned increases in our distribution segment to repair and replace vintage pipe and increases in spending in our pipeline and storage segment to improve the reliability of gas service to our local distribution company customers.
Cash flows from financing activities
For the six months ended March 31, 2019, our financing activities provided $302.2 million of cash compared with $18.6 million of cash used for financing activities in the prior-year period.
In the six months ended March 31, 2019, we received $1.5 billion in net proceeds from the issuance of long-term debt and equity. A portion of the net proceeds was used to repay at maturity our $450 million 8.50% unsecured senior notes and the related settlement of our interest rate swaps for $90.1 million, to reduce short-term debt, to support our capital spending and for other general corporate purposes. Cash dividends increased due to an 8.2 percent increase in our dividend rate and an increase in shares outstanding.
In the six months ended March 31, 2018, we used $395.1 million in net proceeds from equity financing to reduce short-term debt, to support our capital spending and for other general corporate purposes.

The following table summarizes our share issuances for the six months ended March 31, 2019 and 2018:

	Six Months Ended March 31
	2019	2018
Shares issued:
Direct Stock Purchase Plan	61,237	90,042
1998 Long-Term Incentive Plan	213,402	257,400
Retirement Savings Plan and Trust	43,745	49,848
Equity Issuance	5,390,836	4,558,404
Total shares issued	5,709,220	4,955,694
Credit Ratings
Our credit ratings directly affect our ability to obtain short-term and long-term financing, in addition to the cost of such financing. In determining our credit ratings, the rating agencies consider a number of quantitative factors, including but not limited to, debt to total capitalization, operating cash flow relative to outstanding debt, operating cash flow coverage of interest and pension liabilities. In addition, the rating agencies consider qualitative factors such as consistency of our earnings over time, the quality of our management and business strategy, the risks associated with our businesses and the regulatory structures that govern our rates in the states where we operate.
Our debt is rated by two rating agencies: Standard & Poor’s Corporation (S&P) and Moody’s Investors Service (Moody’s). On December 14, 2018, Moody's affirmed our debt ratings and improved their outlook from stable to positive, citing improvements to our regulatory construct that reduces investment recovery lag and our balanced fiscal policy. As of March 31, 2019, S&P maintained a stable outlook. Our current debt ratings are all considered investment grade and are as follows:

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
Debt Covenants
We were in compliance with all of our debt covenants as of March 31, 2019. Our debt covenants are described in greater detail in Note 6 to the unaudited condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
Except as noted in Note 9 to the unaudited condensed consolidated financial statements, there were no significant changes in our contractual obligations and commercial commitments during the six months ended March 31, 2019.

Risk Management Activities
In our distribution and pipeline and storage segments, we use a combination of physical storage, fixed physical contracts and fixed financial contracts to reduce our exposure to unusually large winter-period gas price increases. In the past we managed interest rate risk by entering into financial instruments to effectively fix the Treasury yield component of the interest cost associated with anticipated financings.
The following table shows the components of the change in fair value of our financial instruments for the three and six months ended March 31, 2019 and 2018:

	Three Months Ended March 31		Six Months Ended March 31
	2019	2018	2019	2018
	(In thousands)
Fair value of contracts at beginning of period	$(83,669)	$(116,529)	$(55,218)	$(109,159)
Contracts realized/settled	89,916	(2,360)	96,374	(1,200)
Fair value of new contracts	405	(147)	889	(716)
Other changes in value	(5,079)	32,694	(40,472)	24,733
Fair value of contracts at end of period	1,573	(86,342)	1,573	(86,342)
Netting of cash collateral	—	—	—	—
Cash collateral and fair value of contracts at period end	$1,573	$(86,342)	$1,573	$(86,342)
The fair value of our financial instruments at March 31, 2019 is presented below by time period and fair value source:

	Fair Value of Contracts at March 31, 2019
	Maturity in Years
Source of Fair Value	Less Than 1	1-3	4-5	Greater Than 5	Total Fair Value
	(In thousands)
Prices actively quoted	$1,573	$—	$—	$—	$1,573
Prices based on models and other valuation methods	—	—	—	—	—
Total Fair Value	$1,573	$—	$—	$—	$1,573
Pension and Postretirement Benefits Obligations
For the six months ended March 31, 2019 and 2018, our total net periodic pension and other postretirement benefits costs were $12.6 million and $20.9 million. These costs are recoverable through our rates. A portion of these costs is capitalized into our rate base or deferred as a regulatory asset or liability. The remaining costs are recorded as a component of operation and maintenance expense or other non-operating expense as discussed in Note 8.
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
The amount of funding required for our defined benefit plan is determined in accordance with the Pension Protection Act of 2006 (PPA) and is influenced by the funded position of the plan when the funding requirements are determined on January 1 of each year. Based upon the determination as of January 1, 2019, we were not required to make a minimum contribution to our defined benefit plan during fiscal 2019. However, we may consider whether a voluntary contribution is prudent to maintain certain funding levels.
For the six months ended March 31, 2019 we contributed $7.7 million to our postretirement medical plans. We anticipate contributing a total of between $10 million and $20 million to our postretirement plans during fiscal 2019.
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

OPERATING STATISTICS AND OTHER INFORMATION
The following tables present certain operating statistics for our distribution and pipeline and storage segments for the three and six month periods ended March 31, 2019 and 2018.
Distribution Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2019	2018	2019	2018
METERS IN SERVICE, end of period
Residential	2,995,438	2,964,137	2,995,438	2,964,137
Commercial	273,533	270,795	273,533	270,795
Industrial	1,669	1,673	1,669	1,673
Public authority and other	8,365	8,407	8,365	8,407
Total meters	3,279,005	3,245,012	3,279,005	3,245,012

INVENTORY STORAGE BALANCE — Bcf	30.3	29.7	30.3	29.7
SALES VOLUMES — MMcf(1)
Gas sales volumes
Residential	84,757	80,525	144,621	129,473
Commercial	42,974	40,956	74,557	67,905
Industrial	8,727	9,708	16,901	18,166
Public authority and other	2,784	2,857	4,861	4,809
Total gas sales volumes	139,242	134,046	240,940	220,353
Transportation volumes	48,235	47,843	91,086	87,702
Total throughput	187,477	181,889	332,026	308,055
OPERATING REVENUES (000’s)(1)(2)
Gas sales revenues
Residential	$681,367	$805,134	$1,221,806	$1,361,654
Commercial	275,031	318,312	492,091	541,892
Industrial	35,979	39,604	70,451	73,017
Public authority and other	17,023	19,008	30,130	32,569
Total gas sales revenues	1,009,400	1,182,058	1,814,478	2,009,132
Transportation revenues	27,532	29,939	52,882	55,301
Other gas revenues(3)	20,957	(12,706)	29,364	(4,350)
Total operating revenues	$1,057,889	$1,199,291	$1,896,724	$2,060,083
Average cost of gas per Mcf sold	$4.10	$5.42	$4.18	$5.40
See footnote following these tables.

Pipeline and Storage Operations Sales and Statistical Data

	Three Months Ended March 31		Six Months Ended March 31
	2019	2018	2019	2018
CUSTOMERS, end of period
Industrial	93	92	93	92
Other	230	231	230	231
Total	323	323	323	323

INVENTORY STORAGE BALANCE — Bcf	0.2	0.4	0.2	0.4
PIPELINE TRANSPORTATION VOLUMES — MMcf(1)	254,833	237,167	493,688	450,304
OPERATING REVENUES (000’s)(1)(2)	$135,650	$120,955	$270,120	$247,418
Note to preceding tables:

(1)	Sales volumes and revenues reflect segment operations, including intercompany sales and transportation amounts.

(2)	Operating revenues include revenues from our alternative revenue programs as defined in Note 5.

(3)	Other gas revenues include impacts of the TCJA.
RECENT ACCOUNTING DEVELOPMENTS
Recent accounting developments and their impact on our financial position, results of operations and cash flows are described in Note 2 to the unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our quantitative and qualitative disclosures about market risk are disclosed in Item 7A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. During the six months ended March 31, 2019, there were no material changes in our quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, including a reasonable level of assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

We did not make any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of the fiscal year ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the six months ended March 31, 2019, except as noted in Note 9 to the unaudited condensed consolidated financial statements, there were no material changes in the status of the litigation and other matters that were disclosed in Note 11 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We continue to believe that the final outcome of such litigation and other matters or claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Amended and Restated Bylaws of Atmos Energy Corporation (as of February 5, 2019)	Exhibit 3.1 to Form 8-K dated February 5, 2019 (File No. 1-10042)
4.1	Global Security for the 4.125% Senior Notes due 2049	Exhibit 4.2 to Form 8-K dated March 4, 2019 (File No 1-10042)
10	Equity Distribution Agreement, dated as of November 16, 2018, among Atmos Energy Corporation and the Managers and Forward Purchasers named in Schedule A thereto	Exhibit 1.1 to Form 8-K dated November 16, 2018 (File No. 1-10042)
10.1	Form of Master Forward Sale Confirmation	Exhibit 1.2 to Form 8-K dated November 16, 2018 (File No. 1-10042)
10.2	Forward Sale Agreement between Atmos Energy Corporation and Goldman Sachs & Co. LLC dated as of November 28, 2018	Exhibit 10.1 to Form 8-K dated November 28, 2018 (File No. 1-10042)
10.3	Forward Sale Agreement between Atmos Energy Corporation and Bank of America, N.A. dated as of November 28, 2018	Exhibit 10.2 to Form 8-K dated November 28, 2018 (File No. 1-10042)
10.4	Additional Forward Sale Agreement between Atmos Energy Corporation and Goldman Sachs & Co. LLC dated as of November 29, 2018	Exhibit 10.3 to Form 8-K dated November 28, 2018 (File No. 1-10042)
10.5	Additional Forward Sale Agreement between Atmos Energy Corporation and Bank of America, N.A. dated as of November 29, 2018	Exhibit 10.4 to Form 8-K dated November 28, 2018 (File No. 1-10042)
15	Letter regarding unaudited interim financial information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

ATMOS ENERGY CORPORATION (Registrant)
By: /s/ CHRISTOPHER T. FORSYTHE
Christopher T. Forsythe Senior Vice President and Chief Financial Officer (Duly authorized signatory)
Date: May 7, 2019